Form 10-K
period 2007-12-31
OCWEN FINANCIAL CORP
filed 2008-03-17
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _______________to _______________

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
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

Aggregate market value of the common stock, $0.01 par value, held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the NYSE as of the close of business on June 30, 2007: $497,783,003 (for purposes of this calculation affiliates include only directors and executive officers of the registrant).

Number of shares of common stock, $0.01 par value, outstanding as of March 10, 2008: 62,650,550 shares

DOCUMENTS INCORPORATED BY REFERENCE: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 8, 2008, are incorporated by reference into Part III, Items 10 - 12 and 14.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to the following:

•	projections as to the performance of our asset management vehicles and fee-based loan processing business;

•	plans related to our strategic investment initiatives and our ability to fund advances;

•	assumptions related to the sources of liquidity and the adequacy of financial resources;

•	estimates regarding our reserves and valuations; and

•	expectations as to the effect of resolution of pending legal proceedings on our financial condition.

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

Further information on the risks specific to our business are detailed within this report and our other reports and filings with the Securities and Exchange Commission, including our quarterly reports on Form 10-Q and current reports on Form 8-K. Forward-looking statements speak only as of the date they are made and should not be relied upon. Ocwen Financial Corporation undertakes no obligation to update or revise forward-looking statements.

PART I

ITEM 1. BUSINESS (Dollars in thousands)

GENERAL

          Ocwen Financial Corporation (“OCN”), through its subsidiaries, is a business process outsourcing provider to the financial services industry specializing in loan servicing, mortgage fulfillment and receivables management services. OCN is headquartered in West Palm Beach, Florida with additional offices in Arizona, California, Florida, Georgia, Illinois and New York and global operations in Canada, Germany and India. OCN is a Florida corporation that was organized in February 1988 in connection with the acquisition of Ocwen Federal Bank FSB (the “Bank”).

          Effective June 30, 2005, the Bank voluntarily terminated its status as a federal savings bank. This process, which we have referred to as “debanking,” was approved by the Office of Thrift Supervision (“OTS”) and resulted in the divestiture to Marathon National Bank of New York (“Marathon”) of the Bank’s deposit liabilities and assignment of the Bank’s remaining assets and liabilities to Ocwen Loan Servicing, LLC (“OLS”). We are continuing the Bank’s non-depository businesses, including its residential mortgage servicing business, under OLS, which is a licensed servicer in all 50 states, the District of Columbia and Puerto Rico.

          As disclosed in a filing with the Securities and Exchange Commission (the “SEC”) on January 14, 2008, our Chief Executive Officer, together with members of OCN management and funds managed by Oaktree Capital Management, L.P. and Angelo, Gordon & Co., L.P. (collectively, the “Sponsors”), proposed to acquire by merger, for a purchase price of $7.00 per share in cash, all of the outstanding shares of OCN Common Stock. The Board of Directors of OCN formed a Special Committee of independent directors to consider the proposal. On March 11, 2008, OCN announced that the Special Committee and the Sponsors had been unable to reach an agreement as to the terms of a definitive agreement. As a result, the parties have mutually agreed to terminate discussions regarding the proposal. The Special Committee will continue to consider possible strategic opportunities for OCN, but has not made a decision with regard thereto. There can be no assurance that any transaction involving OCN will occur.

SEGMENTS AND STRATEGY

          Our current business segments are as follows:

•	Residential Servicing

•	Ocwen Recovery Group

•	Residential Origination Services

          In addition to these business segments, we report business activities that are individually insignificant in Corporate Items and Other as discussed later in this section.

          Key elements of our business strategy are:

•	to grow our residential servicing business;

•	to grow and develop asset management vehicles that allow us to leverage our servicing and loss mitigation capabilities;

•	to grow our residential fee-based loan processing services, including property valuation, mortgage due diligence and title services; and

•	to grow our unsecured debt collection business.

          A more detailed description of each of our business segments follows.

Residential Servicing

          Revenue from the Residential Servicing segment comprised 74%, 80% and 74% of our consolidated revenues in 2007, 2006 and 2005, respectively. Through this segment, we earn fees by providing services to owners of residential mortgage loans. We are one of the largest servicers of subprime mortgage loans. These loans have typically been securitized in Real Estate Mortgage Investment Conduits (“REMICs”). As of December 31, 2007, we serviced 435,616 loans with an aggregate unpaid principal balance (“UPB”) of $53,545,985 under 509 servicing agreements for over 45 clients. These clients include Wall Street firms such as Deutsche Bank, Lehman Brothers and Credit Suisse, mortgage originators and the United States Department of Veterans Affairs (“VA”). This segment includes our investments in joint ventures that are operated as asset management vehicles and primarily invest in mortgage-related assets that benefit from our asset management capabilities. This segment also includes revenues from the licensing to others of REALServicingTM, our comprehensive enterprise-level residential mortgage loan servicing platform that we have used since January 2001.

          We are entitled to service loans either because we purchased the mortgage servicing rights (“MSRs”) from the owners of the mortgages or because we entered into subservicing agreements with the entities that own the MSRs. A Pooling and Servicing Agreement between the various parties to a mortgage securitization transaction typically specifies the rights and obligations of servicing rights. Our largest source of revenue with respect to servicing rights is the servicing fees that we earn pursuant to servicing and subservicing agreements. In the majority of cases, we purchase the MSRs, which generally entitle us to receive 50 basis points annually on the average UPB of the loans serviced. We typically purchase the MSRs for between 25 and 95 basis points of the UPB. Under subservicing arrangements, where we do not pay for the MSRs, we generally receive between 5 and 35 basis points annually on the UPB. The servicing and subservicing fees are supplemented by related income, including late fees from borrowers who are delinquent in remitting their monthly mortgage payments, Speedpay® fees from borrowers who pay by telephone or through the Internet and interest earned on loan payments that we have collected but have not yet remitted to the owner of the mortgage (“float earnings”). In 2007, we collected approximately $16,223,124 in monthly mortgage payments and one-time payoffs on behalf of the owners of these loans.

          Subprime mortgage loan servicing involves special loss mitigation challenges not usually present in prime loan servicing. Over a period of years, we have applied scientific management to developing proprietary best practices for reducing loan losses. We have embedded those best practices in our technology in order to ensure that they are consistently and efficiently applied. Our eight global operating centers allow us to recruit in broad, deep talent pools. Rigorous screening and training of our workforce allows us to implement specialized loss mitigation techniques that minimize losses. Our proactive measures to keep borrowers current on their payments are effective in forestalling foreclosures in the overwhelming majority of the cases. The best outcome for the loan investor is to keep the loan performing. When a delinquency occurs and the home is the primary residence of the borrower, we are successful in approximately 80% of the cases in working out a resolution that avoids a foreclosure. We pride ourselves on keeping borrowers in their homes and avoiding foreclosure. This is a “win-win” situation for both the investors and borrowers that we serve.

          As a servicer or subservicer, we have a variety of contractual obligations including the obligation to service the mortgages according to certain standards and to advance funds to securitization trusts in the event that borrowers are delinquent on their monthly mortgage payments. When a borrower becomes delinquent, we “advance” cash to the REMIC Trustees on the scheduled remittance date thus creating a receivable due us from the REMIC Trust. We advance principal and interest (“P&I Advances”), taxes and insurance (“T&I Advances”) and legal fees, maintenance and preservation costs on properties heading into the foreclosure process and on properties that have already been foreclosed (“Corporate Advances”). If we determine that we cannot recover our advances by working with the borrower or from the value of the property, we generally have the right to halt advances, declare the advances to be non-recoverable and, in most cases, recover our advances from the respective general collections accounts owned by the REMIC Trustees. Most of our advances have the highest standing and are “top of the waterfall” so that we are entitled to repayment before any interest or principal is paid on the bonds. The costs incurred in meeting these obligations include, but are not limited to, the interest expense incurred to finance the servicing advances.

          The U.S. Department of Housing and Urban Development, Freddie Mac and Fannie Mae have approved OLS as a loan servicer. Standard & Poor’s Rating Services (“Standard & Poor’s”) has rated OLS “Strong” as a Residential Subprime Servicer and Residential Special Servicer. “Strong” represents Standard & Poor’s highest ratings category. Moody’s Investors Services, Inc. (“Moody’s”) has rated OLS “SQ2–” as a Residential Subprime Servicer and “SQ2” as a Residential Special Servicer. “SQ2” represents Moody’s second highest rating category. Fitch Ratings (“Fitch”) has rated OLS “RPS2” for Residential Subprime Servicing and “RSS2” for Residential Special Servicing. These represent Fitch’s second highest categories.

Ocwen Recovery Group

          This segment primarily provides collection services to owners of delinquent and charged-off receivables. We generally earn a fee based upon a percentage of the dollars collected on behalf of the owners of the receivables. The percentage fee generally ranges from 6% to 35%. Revenue from this segment comprised 9%, 2% and 3% of our consolidated revenues in 2007, 2006 and 2005, respectively.

          On June 6, 2007, we acquired NCI Holdings, Inc. (“NCI”) for $57,000 in cash, including $2,000 of closing adjustments. NCI, through its operating subsidiary, Nationwide Credit, Inc., is ranked as one of the top 10 U.S. companies in the accounts receivable management industry. NCI’s primary business is contingency collections for credit card issuers and other consumer credit providers. The majority of NCI’s annual revenue comes from credit card related collections, with the remainder coming from other consumer credit collections, first-party customer service solutions and student loan collections. NCI primarily serves large credit issuers and has a blue chip customer list. Ocwen Recovery Group includes the operations of NCI since the date of the acquisition.

Residential Origination Services

          Revenue from the Residential Origination Services segment comprised 15%, 16% and 18% of our consolidated revenues in 2007, 2006 and 2005, respectively. Our strategic focus in this segment is on fee-based loan processing businesses that include residential property valuation services, mortgage due diligence and title services; and business process outsourcing services to third parties, including mortgage underwriting, data entry, call center services and mortgage research. We also sell due diligence services on closed whole loans to Wall Street firms. These fee-based businesses have limited capital requirements and provide a balance between resolution, servicing and origination of loans. Success in this area is dependent on our ability to provide our customers with quality and timely services at competitive prices.

          The segment also includes trading and investing activities and our former subprime loan origination operation. Our trading and investing activities include our investments in subprime residual mortgage-backed trading securities, as well as the results of our loan purchase and securitization activities and the loans remaining from our subprime origination business. In January 2007, we decided to close our start-up subprime loan origination operation, and during 2007, we de-emphasized our trading and investing activities. Our loan origination operation included the results of Funding America, LLC, (“Funding America”), which we began to include in our consolidated financial statements as of December 31, 2005. Our discontinuance of the subprime loan origination business included closing Funding America.

          Residential Origination Services also includes REALTransSM, our web-based vendor management platform that facilitates the electronic fulfillment of real estate products and services necessary to process, approve and close residential mortgage loans, as well as to service them.

Corporate Items and Other

          In Corporate Items and Other, we report business activities that are individually insignificant, items of revenue and expense that are not directly related to a business unit, interest income on short-term investments of cash and the related costs of financing these investments and certain other corporate expenses. Insignificant business activities include, among others, our former Commercial Servicing segment, our 46% equity interest in BMS Holdings, Inc. (“BMS Holdings”) and our wholly-owned German banking subsidiary, Bankhaus Oswald Kruber GmbH & Co. KG (“BOK”). In the fourth quarter of 2007, management approved and committed to a plan to sell its investment in BOK. The results of operations of BOK have been reclassified in the consolidated financial statements as discontinued operations.

          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segments” for additional financial information and related discussion regarding each of our segments.

SOURCES OF FUNDS

          We meet our current need for funds through financings, such as match funded liabilities, lines of credit and other secured borrowings, through funds generated by operations, such as servicing fees (including float earnings and ancillary fees), and through payments received on or from the sale of trading securities and loans held for resale. Our primary uses of funds are the funding of servicing advances, purchases of MSRs, payment of interest and operating expenses and repayments of borrowings. Our funding needs related to loan originations have declined significantly in 2007 as the result of our decision to close our subprime loan origination business. We closely monitor our liquidity position and ongoing funding requirements, and we invest available funds in short-term investment grade securities.

          Our ability to sustain and grow our Residential Servicing business depends in part on our ability to maintain and expand sources of financing to fund servicing advances and to purchase new servicing rights. We finance most of our advances using match funded securitization facilities through Barclays Capital, Inc., Deutsche Bank AG, Greenwich Capital Financial Products, Inc. and JPMorgan Chase Bank, N.A. We also finance advances through our banking syndication, which is led by JPMorgan Chase Bank, N.A. This syndication is currently our sole source of financing for MSRs.

          An increase in delinquency rates has increased the amount of funds that we, as servicer, must advance to meet contractual principal and interest payments to certain investors, to pay taxes, insurance and other costs necessary to preserve the assets that secure the loans and to pay the costs of foreclosure when past due loans cannot be returned to performing status. A continued increase in delinquency rates could further increase the need to fund advances beyond the current level. Meeting the need to advance these funds requires readily available unused borrowing capacity. We work with multiple financing sources to ensure that we have sufficient capacity to finance servicing advances at all times. However, as noted earlier, we are generally obligated to advance funds only to the extent that we believe that the advances are recoverable, and the risk of loss on advances is low because, when the trust disburses funds that it has collected, advances generally have priority over the securities that the securitization trust has issued.

          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional financial information regarding our sources of funds.

COMPETITION

          A discussion of competition as it relates to our primary businesses appears in Item 1A, “Risk Factors.”

SUBSIDIARIES

          A list of our significant subsidiaries is set forth in Exhibit 21.0.

EMPLOYEES

          As of December 31, 2007, we had 4,614 employees, of which 1,668 were resident in our U.S. facilities, 2,833 were resident in our India operations centers and 113 were based in other countries. We have developed our India operations centers over the past six years in order to benefit from the cost savings opportunities and the quality workforce.

          In the U.S., our principal locations as of December 31, 2007 included our headquarters in West Palm Beach, Florida, which had 246 employees, our operations center in Orlando, Florida, which had 275 employees, and NCI locations in Vestal, New York with 476 employees, Kennesaw, Georgia with 240 employees and Phoenix, Arizona with 211 employees. In total, NCI operations included 1,096 employees at five locations in the U.S. plus 66 employees in Canada. We also had 51 employees at various other locations in the U.S.

          Of our employees in India as of December 31, 2007, 1,702 were in the city of Bangalore, 963 were in the city of Mumbai and 168 were in our offices in the state of Goa. Our India workforce is deployed as follows:

•	40% are in Residential Servicing,

•	10% are in Ocwen Recovery Group,

•	9% are in Residential Origination Services,

•	15% work in various other business units,

•	18% provide technology support to the business groups and

•	8% support other functions, including Human Resources and Corporate Services, Accounting, Legal and Risk Management.

REGULATION

          Our business is subject to extensive regulation by federal, state and local governmental authorities, including the Federal Trade Commission and the state agencies that license our servicing and collection entities. We also must comply with a number of federal, state and local consumer protection laws, including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act and the Homeowners Protection Act. These statutes apply to debt collection, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and they mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.

          We are subject to certain federal, state and local consumer protection provisions. We are also subject to licensing and regulation as a mortgage service provider and/or debt collector in a number of states. We are subject to audits and examinations that are conducted by the states. From time to time, we receive requests from state and other agencies for records, documents and information regarding our policies, procedures and practices regarding our loan servicing and debt collection business activities. We incur significant ongoing costs to comply with governmental regulations.

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

AVAILABLE INFORMATION

          Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website (http://www.ocwen.com) as soon as practicable after such material is electronically filed with or furnished to the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, including OCN, that file electronically with the SEC. The address of that site is www.sec.gov. We have also posted on our website, and have available in print upon request, the charters for our Audit Committee, Compensation Committee and Governance Committee, our Governance Guidelines and our Code of Ethics and Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Ethics or waiver thereto applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

          On May 30, 2007, pursuant to Section 303A.12 of the listing standards of the New York Stock Exchange, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by Ocwen Financial Corporation of the New York Stock Exchange corporate governance listing standards as of that date. Additionally, we filed with the SEC the CEO/CFO certifications required under Section 302 of the Sarbanes-Oxley Act as Exhibits to our Form 10-K.

ITEM 1A. RISK FACTORS (Dollars in thousands)

          An investment in our common stock involves significant risks that are inherent to our business. We describe below the principal risks and uncertainties that management believes affect or could affect us. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. You should carefully read and consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report before you decide to invest in our common stock. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Continued economic slowdown and/or continued deterioration of the housing market could increase delinquencies, defaults, foreclosures and advances and could reduce the market for loan servicing rights and origination processing services. During any period in which the borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. We also advance funds to maintain, repair and market real estate properties on behalf of investors. We are entitled to recover advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. Advance requirements have increased in 2007 primarily as a result of higher delinquencies and slower prepayments, which has led to higher interest expense on the financing of advances.

          An increase in the balance of advances outstanding relative to the change in the size of the servicing portfolio can result in substantial strain on our financial resources. This occurs because excess growth of advances increases financing costs with no offsetting increase in revenue, thus reducing profitability. If we are unable to fund additional advances, this could cause us to breach the requirements of our servicing contracts. Such developments could result in our losing our servicing rights, which would have a substantial negative impact on our financial condition and results of operations and could trigger cross-defaults under our various credit agreements.

          The significant decline in subprime originations in 2007 has had and may continue to have an adverse impact on our ability to maintain or expand further our servicing portfolio. Periods of economic slowdown or recession may be accompanied by a decrease in the demand for consumer credit and a reduction in the number of new loans available for servicing and the demand for origination processing services.

We may be unable to obtain sufficient capital to meet the financing requirements of our business. Our financing strategy includes the use of significant leverage. Accordingly, our ability to finance our operations rests in large part on our ability to borrow money. Our ability to borrow money is affected by a variety of factors including:

•	limitations imposed on us by existing lending and similar agreements that contain restrictive covenants that may limit our ability to raise additional debt; and

•	the recent decline in liquidity in the credit markets due in part to the recent turmoil in the subprime mortgage market.

          An event of default, a negative ratings action by a rating agency, the perception of financial weakness, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to renew existing credit facilities and obtain new lines of credit.

We face strong competition in our primary business segment. Our competitors include a number of large financial institutions. These financial institutions generally have significantly greater resources and access to capital than we do, resulting in a lower cost of funds and a greater ability to purchase MSRs and finance advances. Because a part of our strategy depends on our ability to obtain MSRs, we can provide no assurance that such competition will not have an adverse impact on our ability to implement our strategy.

          In general, competition intensified in recent years as the low interest rate environment created favorable conditions for other companies and banks to enter the residential subprime loan business or expand their existing activities within the industry. While some of these entities only originate and do not currently service loans, there is no assurance that they will not develop internal servicing capability or outsource the servicing function to one of our competitors. Some originators from whom we have purchased servicing rights in the past have developed their own servicing capabilities.

A significant increase in prepayment speeds could adversely affect our financial results. A significant driver of our business is prepayment speed, which is the measurement of how quickly borrowers pay down the UPB of their loans. Prepayment speed has a significant impact on our revenues, our expenses and on the valuation of our MSRs. A significant increase or decrease in prepayment speeds would affect these items as follows:

•

Revenue. If prepayment speeds increase, our servicing fees will decrease because of the faster decrease in UPB on which those fees are based. The reduction in servicing fees would be somewhat offset by increased float earnings, because the faster repayment of loans will result in higher balances in the custodial accounts that generate the float earnings. Conversely, decreases in prepayment speeds drive increased servicing fees and lead to lower float balances and income.

•

Expenses. Amortization of MSRs is the largest operating expense of our Residential Servicing business. Since we amortize servicing rights in proportion to total expected income over the life of a portfolio, an increase in prepayment speeds or delinquencies will lead to increased amortization expense as we revise downward our estimate of total expected income. Faster prepayment speeds would also result in higher compensating interest expense. Compensating interest expense represents the difference, in the month in which a loan is repaid, between the full month of interest that we are required to remit to the trust and the amount of interest that we actually collect from the borrower. Decreases in prepayment speeds lead to decreased amortization expense as the period over which we amortize MSRs is extended. Slower prepayment speeds also lead to lower compensating interest expense.

•

Valuation of MSRs. We base the price we pay for MSRs and the rate of amortization of those rights on, among other things, our projections of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds were significantly greater than expected, the carrying value of our MSRs could exceed their estimated fair value which is based on our cash flow projections. Were the carrying value of MSRs to exceed their fair value, we would be required to record an impairment charge, which would have a negative impact on our financial results.

Our success is dependent upon our ability to acquire and accurately price MSRs.The primary risk associated with MSRs is that they will lose a portion of their value because of the higher than anticipated prepayments that may be occasioned by declining interest rates or rapidly increasing housing prices. Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of MSRs. In general, the value of mortgage servicing assets is affected by increased mortgage refinance activity that is, in turn, influenced by changes in borrower credit ratings, shifts in value in the housing market and changes in interest rates.

          We acquire servicing rights principally from investment banks and mortgage origination companies. We typically acquire servicing rights through a competitive bidding process. Although the market for the acquisition of servicing rights to subprime mortgage loans has grown in recent years, this market slowed dramatically in 2007. As a result, we may be unable to acquire sufficient MSRs in future periods to sustain growth or even to maintain our current level of business. In addition, the volume of servicing rights that we acquire may vary over time resulting in significant inter-period variations in our results of operations.

          In determining the purchase price for servicing rights, management makes assumptions regarding the following, among other things:

•	the rates of prepayment and repayment within the underlying pools of mortgage loans;

•	projected rates of delinquencies and defaults;

•	amounts of future servicing advances;

•	our cost to service the loans;

•	ancillary fee income; and

•	future interest rates.

          If these assumptions are inaccurate or the bases for the assumptions change, the price we pay to acquire servicing rights may prove to be too high. This could result in lower than expected profitability or a loss. Therefore, our success is highly dependent upon accurate pricing of servicing rights.

We are subject to investment risks. We have, in some cases, retained subordinate and residual interests in connection with the securitization of our loans and have acquired other residual interests outright or in connection with our acquisition of subsidiaries. In addition, we have invested in certain asset management vehicles that invest principally in the same classes of assets. The performance of these types of securities has at times been negatively impacted by higher than expected prepayment speeds and credit losses experienced on the mortgage loans collateralizing the securities. We remain subject to the risk of loss on our remaining securities primarily to the extent that actual credit losses exceed expected credit losses in the future.

          We also have invested in loans that we hold for resale related to our Residential Origination Services business. We believe that we have established adequate valuation allowances for declines in fair values below the cost of these loans in accordance with generally accepted accounting principles. However, future increases to these valuation allowances may be necessary due to changes in economic conditions and the performance of these loans prior to their sale or securitization. Increases in our valuation allowances for declines in fair value below cost would adversely affect our results of operations.

We use estimates in determining the fair value of certain assets, such as MSRs and residual securities. If our estimates prove to be incorrect, we may be required to write down the value of these assets, which could adversely affect our earnings. We use internal financial models that use, wherever possible, market participant data to value our MSRs and residuals. These models are complex and use asset-specific collateral data and market inputs for interest rates. In addition, the modeling requirements of MSRs and residual securities are complex because of the high number of variables that drive cash flows associated with MSRs and the complex cash flow structures, which may differ on each securitization, that determine the value of residual securities.

          Even if the general accuracy of our valuation model is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model. Such assumptions are complex, as we must make judgments about the effect of matters that are inherently uncertain. If prepayment speeds increase more than estimated or loan loss levels are higher than anticipated, we may be required to write down the value of certain assets, which could adversely impact our earnings.

A downgrade in our servicer ratings could have an adverse effect on our business, financial condition or results of operations. Standard & Poor’s, Moody’s and Fitch rate us as a mortgage servicer. Our current favorable servicer ratings from these entities are important to the conduct of our loan servicing business. We can provide no assurance that these ratings will not be downgraded in the future. Any such downgrade could have an adverse effect on our business, financing activities, financial condition or results of operations.

Governmental and legal proceedings and related costs could adversely affect our financial results. An adverse judgment in various governmental proceedings and lawsuits, including class action lawsuits, challenging our residential loan servicing and other business practices could affect our financial condition and results of operations.

          We and certain of our affiliates have been named as defendants in a number of purported class action lawsuits challenging our residential loan servicing practices. At least one of our competitors has paid significant sums to settle lawsuits brought against it that raised claims similar to those raised in the lawsuits brought against us and our affiliates. Although we believe that we have meritorious legal and factual defenses to the lawsuits, we can provide no assurance that we will ultimately prevail. Litigation and other proceedings may require us to adopt business practices different from those of our competitors, as well as to pay settlement costs, damages, penalties or other charges, which could adversely affect our financial results. For more information about our legal proceedings, see “Legal Proceedings.”

          The OTS and other beneficiaries of the Guaranty are entitled to initiate enforcement proceedings against us, which, in the case of the OTS, could result in civil money penalties. Accordingly, there can be no assurance that any such events, were they to occur, would not have a material adverse effect on our financial condition, results of operations or cash flows.

The expanding body of federal, state and local regulation and/or licensing of loan servicing, collections or other aspects of our business increase the cost of compliance and the risks of noncompliance. As noted in “Regulation,” our business is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of our operations. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities. If our regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements, which could further adversely affect our results of operations or financial condition. In addition, our failure to comply with these laws and regulations can possibly lead to civil and criminal liability; loss of licensure; damage to our reputation in the industry; inability to sell or securitize our loans; demands for indemnification or loan repurchases from purchasers of our loans; fines and penalties and litigation, including class action lawsuits; or administrative enforcement actions. Any of these outcomes could harm our results of operations or financial condition.

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

An increase in interest rates could harm our business. An increase in interest rates could result in a reduction in the volume of new loans requiring our servicing and origination processing services. An increase in rates could also generate an increase in delinquency, default and foreclosure rates occasioning an increase in both operating expenses and interest expense on advances and could cause a reduction in the value of, and income from, our loans and subordinate and residual securities. Rising delinquencies also delay our collection of servicing fees, although we anticipate that we will ultimately collect these fees.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates. From time to time, we have used various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. The derivative financial instruments we select may not have the effect of reducing our interest rate risks. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and recorded transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. We cannot be assured that our hedging strategy and the derivatives that we use will adequately offset the risks of interest rate volatility or that our hedging transactions will not result in or magnify losses.

We have significant operations in India that could be adversely affected by changes in the political or economic stability of India or by government policies in India or the U.S. Nearly two-thirds of our employees are located in India. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations centers. For example, changes in privacy regulations could require us to curtail our use of lower-cost operations in India to service our businesses which could reduce the cost benefits we currently realize from using these operations. If we were to cease our operations in India and transfer these operations to another geographic area, we could incur increased overhead costs that could materially and adversely affect our results of operations.

Technology failures could damage our business operations and increase our costs. The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures may interrupt or delay our ability to provide services to our customers. The secure transmission of confidential information over the Internet is essential to our maintaining consumer confidence in certain of our services. Security breaches, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology that we use to protect our customers’ personal information and transaction data. Consumers generally are concerned with security breaches and privacy on the Internet, and Congress or individual states could enact new laws regulating the electronic commerce market that could adversely affect us.

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

Our directors and executive officers collectively own a large percentage of our common shares and could influence or control matters requiring shareholder approval. Our directors and executive officers and their affiliates collectively own or control approximately 42% of our outstanding common shares. This includes approximately 30% owned or controlled by our chairman and chief executive officer, William C. Erbey, and approximately 11% owned or controlled by our director and former chairman, Barry N. Wish. As a result, these shareholders could influence or control virtually all matters requiring shareholder approval, including the amendment of our articles of incorporation, the approval of mergers or similar transactions and the election of all directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

          The following table sets forth information relating to our primary facilities at December 31, 2007:

Location	Owned/Leased	Square Footage

Executive office and headquarters:
West Palm Beach, Florida	Leased	41,860

Servicing operations center:
Orlando, Florida	(1)	124,500

Mortgage fulfillment center:
Lisle, Illinois	Leased	20,452

NCI office and customer support centers:
Kennesaw, Georgia	Leased	46,700
Vestal, New York	Leased	54,957
Phoenix, Arizona	Leased	21,626
Goa, India	Leased	17,216

Business operations and technology support offices:
Bangalore, India	Leased	92,650
Bangalore, India	Leased	56,960
Mumbai, India	Leased	46,280

(1) In October 2006, we entered into an agreement to lease 58,900 square feet of this facility (which increased to 61,400 square feet in October 2007) to a third party through September 2011. On December 31, 2007, we sold this facility to another third party in a “sale-leaseback” transaction. Under the sale-leaseback transaction, the buyer assumed the existing lease between OLS and one of its wholly-owned subsidiaries. We will continue to occupy the building under this lease which runs through September 2019. We will also continue to sublease 61,400 square feet of the facility to the third party subtenant.

          In addition to the facilities listed above, Global Servicing Solutions, LLC (“GSS”) leases two offices for commercial servicing and consulting operations, one each in Canada and Germany. BOK has two offices in Germany, one in Berlin and one in Mainz. NCI leases three smaller offices in Miramar, Florida, Sacramento, California and Victoria, British Columbia. We also lease a small office in Atlanta, Georgia.

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

          On April 13, 2004, the United States Judicial Panel on Multi-district Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs’ mortgage loans into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the “MDL Proceeding”). Currently, there are approximately 67 lawsuits against the Bank and/or OCN consolidated in the MDL Proceeding involving 95 mortgage loans that we currently service or previously serviced. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. On May 19, 2006, plaintiffs filed an Amended Consolidated Class Action Complaint (“Amended Complaint”) containing various claims under federal statutes, including the Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act and bankruptcy laws, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees, property inspection fees and bankruptcy-related fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Amended Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave to amend further their pleadings or otherwise seek damages should the matter proceed to trial. On April 25, 2005, the trial court entered an Opinion and Order granting the Bank partial summary judgment finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees, foreclosure-related fees and other legitimate default-related fees. The trial court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs’ claims challenge the propriety of the above-mentioned fees. On May 16, 2006, after having denied a motion to dismiss based on federal preemption, the trial court granted our motion to take an interlocutory appeal on the issue. On July 29, 2006, the United States Court of Appeals for the Seventh Circuit granted our request to hear the appeal. On June 22, 2007, the Seventh Circuit issued its opinion holding that many of the claims were preempted or failed to satisfy the pleading requirements of the applicable rules of procedure and directing the trial judge to seek clarification from the plaintiffs regarding various aspects of the Amended Complaint so as to properly determine which particular claims are to be dismissed. On September 24, 2007, plaintiffs filed their Second Amended Complaint, which contains servicing practices allegations similar to those set forth in the prior version of their Complaint. On November 13, 2007, we filed a motion to dismiss the Second Amended Consolidated Class Action Complaint on the grounds that the claims are preempted and are deficient as a matter of law. Briefing on that motion has not yet been completed by the parties. We believe the allegations in the MDL Proceeding are without merit and will continue to vigorously defend against them.

          On November 3, 2004, the trial judge in litigation brought by Cartel Asset Management, Inc. (“Cartel”) against OCN, the Bank and Ocwen Technology Xchange, Inc. (“OTX”), a subsidiary that has been dissolved, in federal court in Denver, Colorado, entered final judgment in the amount of $520 against OTX and nominal damages of two dollars against the Bank. In so doing, the judge reduced a prior jury verdict in the amount of $9,320 after trial on this matter involving allegations of misappropriation of trade secrets and contract-related claims brought by a former vendor. Notwithstanding the nominal damage award against the Bank, it was assessed a statutory award to Cartel of attorneys’ fees in an additional amount of $170, and the Bank and OTX were further assessed costs in the amount of $9. On September 18, 2007, the United States Court of Appeals for the Tenth Circuit upheld the damage award against OTX and remanded the case for a new trial on damages against the Bank. On December 10, 2007, we paid the full amount of the judgment against OTX, including accrued interest. The trial court has not yet set a date for the new trial against the Bank.

          On February 9, 2006, the County Court for Galveston County, Texas entered judgment in the amount of $1,830 against OLS and in favor of a plaintiff-borrower who defaulted on a mortgage loan that we serviced. The plaintiff claimed that OLS’ foreclosure on the loan violated the Texas Deceptive Trade Practices Act and other state statutes and common law. This judgment reduced a prior jury verdict of $11,500. We believe the judgment, comprised of $5 in actual damages, approximately $675 in emotional distress, statutory and other damages and interest, and $1,150 for attorneys’ fees, is against the weight of evidence and contrary to law. On December 20, 2007, we reached a final settlement with the plaintiff. The amount we paid in connection with the settlement did not exceed the amount of the reserve we had previously established related to this case.

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

          On January 30, 2008, Roger A. Inglese, alleging he is an OCN shareholder, filed an action on behalf of a purported class of shareholders in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida, against OCN and all of the members of its board of directors seeking equitable relief as to a contemplated acquisition of OCN by entities affiliated with William C. Erbey, Oaktree Capital Management L.P. and Angelo Gordon & Co. L.P. Plaintiff alleges the proposed purchase price for the OCN stock is inadequate. No monetary or other relief is requested against OCN and no class has been certified. We believe that the allegations are without merit and intend to continue to vigorously defend against this matter.

          OCN is subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings will not have a material effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of the Company’s Common Stock

          The common stock of Ocwen Financial Corporation is traded under the symbol “OCN” on the New York Stock Exchange (“NYSE”). The following table sets forth the high and low closing sales prices for our common stock, as traded on the NYSE:

	High	Low

2007
First quarter	$16.72	$10.66
Second quarter	14.52	12.75
Third quarter	12.72	7.75
Fourth quarter	10.59	4.99

2006
First quarter	$10.22	$8.65
Second quarter	13.23	9.95
Third quarter	16.17	12.56
Fourth quarter	16.10	14.84

          The closing sales price of our common stock on March 10, 2008, was $5.63.

          The payment of any dividends by us will be dependent on dividends and other payments received from our subsidiaries which may be affected by either restrictive covenants or regulatory compliance. We do not currently pay cash dividends on our common stock and have no current plans to do so in the future. The timing and amount of future dividends, if any, will be determined by our Board of Directors and will depend, among other factors, upon our earnings, financial condition, cash requirements, the capital requirements of subsidiaries and investment opportunities at the time any such payment is considered. In addition, the Guaranty agreement with the OTS and the indentures and covenants relating to certain of our borrowings contain limitations on our payment of dividends.

          The following graph compares the cumulative total return on the common stock of Ocwen Financial Corporation since December 31, 2002, with the cumulative total return on the stocks included in the Standard & Poor’s 500 Market Index and the Standard & Poor’s Diversified Financials Market Index.

	Period Ending

Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Ocwen Financial Corporation	100.00	316.43	341.43	310.71	566.43	197.86
S&P 500	100.00	126.29	137.75	141.88	161.20	166.89
S&P Diversified Financials	100.00	139.80	148.05	158.74	191.65	151.90

Purchases of Equity Securities by the Issuer and Affiliates

          Although we did purchase shares of our own common stock during 2007, we purchased none during the fourth quarter.

          Our ability to repurchase shares of our common stock is restricted under the terms of the Guaranty that we entered into with the OTS in connection with debanking. See Note 24 to the Consolidated Financial Statements for additional information regarding common stock repurchases.

Number of Holders of Common Stock

          At March 10, 2008, 62,650,550 shares of our common stock were outstanding and held by approximately 144 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.

Securities authorized for issuance under equity compensation plans

          The information required by this item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from the section entitled “Security Ownership Of Certain Beneficial Owners And Related Shareholder Matters – Equity Compensation Plan Information” in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 8, 2008 and as filed with the SEC on or about March 30, 2008 (the “2008 Proxy Statement”).

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except share data)

          The following tables present selected consolidated financial information of Ocwen Financial Corporation and its subsidiaries at the dates and for the years indicated. Our historical balance sheet and operations data at and for the five years ended December 31, 2007 have been derived from our audited financial statements. We have reclassified certain amounts included in the prior years to conform to the 2007 presentation. The selected consolidated financial information should be read in conjunction with the information we have provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

	December 31,

	2007	2006	2005	2004	2003

Selected balance sheet data
Cash and investment grade securities (1)	$149,119	$311,567	$271,296	$629,106	$322,846
Subordinate and residual securities (2)	7,362	65,242	30,277	39,527	42,841
Investment in certificates of deposit (3)	—	72,733	—	—	—
Loans held for resale, at lower of cost or market (4)	75,240	99,064	624,671	8,437	—
Advances (1)	292,887	324,137	219,716	240,430	374,769
Match funded advances (1)	1,126,097	572,708	377,105	280,760	130,087
Mortgage servicing rights	197,295	183,743	148,663	131,409	166,495
Other (5)	546,696	380,549	182,445	254,474	291,230

Total assets	$2,394,696	$2,009,743	$1,854,173	$1,584,143	$1,328,268

Match funded liabilities (1)	$1,001,403	$510,236	$339,292	$244,327	$115,394
Debt securities, lines of credit and other secured borrowings:
Short-term (1) (4)	339,976	310,149	611,787	35,676	127,149
Long-term (6)	150,279	164,700	168,990	246,185	79,484
Servicer liabilities (1)	204,484	383,549	298,892	291,265	98,763
Deposits and escrows (7)	—	—	—	376,591	546,145
Other	110,429	81,340	85,952	58,461	42,791

Total liabilities	1,806,571	1,449,974	1,504,913	1,252,505	1,009,726
Minority interest in subsidiary	1,979	1,790	1,853	1,530	1,284
Stockholders’ equity	586,146	557,979	347,407	330,108	317,258

Total liabilities and stockholder’s equity	$2,394,696	$2,009,743	$1,854,173	$1,584,143	$1,328,268

Residential loans and real estate serviced for others
Count	435,616	473,665	368,802	320,185	359,590
Amount	$53,545,985	$52,834,028	$42,779,048	$34,524,491	$37,697,318

	For the Years Ended December 31,

	2007	2006	2005	2004	2003

Selected operations data
Revenue (5):
Servicing and subservicing fees	$379,277	$340,584	$293,382	$288,078	$277,428
Other	101,384	90,994	81,753	71,780	37,705

Total revenue	480,661	431,578	375,135	359,858	315,133
Operating expenses (5)	360,070	344,535	346,678	335,137	294,967

Income from operations	120,591	87,043	28,457	24,721	20,166
Other income (expense):
Interest income (2) (4)	29,651	47,609	24,551	23,582	24,122
Interest expense (1) (4)	(72,670)	(53,371)	(36,986)	(30,317)	(38,716)
Other (2) (3)	(19,193)	946	6,659	7,640	(52)

Other income (expense), net	(62,212)	(4,816)	(5,776)	905	(14,646)

Income from continuing operations before income taxes	58,379	82,227	22,681	25,626	5,520
Income tax expense (benefit) (8)	16,610	(126,377)	5,815	(32,324)	748

Income from continuing operations	41,769	208,604	16,866	57,950	4,772
Loss from discontinued operations, net of taxes (9)	(3,172)	(2,094)	(1,801)	(226)	—

Net income	$38,597	$206,510	$15,065	$57,724	$4,772

Basic earnings per share
Income from continuing operations	$0.67	$3.32	$0.27	$0.88	$0.07
Loss from discontinued operations	(0.05)	(0.04)	(0.03)	—	—

Net income	$0.62	$3.28	$0.24	$0.88	$0.07

Diluted earnings per share
Income from continuing operations	$0.62	$2.94	$0.26	$0.82	$0.07
Loss from discontinued operations	(0.04)	(0.03)	(0.02)	—	—

Net income	$0.58	$2.91	$0.24	$0.82	$0.07

Weighted average common shares outstanding
Basic	62,712,076	62,871,613	62,912,768	65,811,697	67,166,888
Diluted (2)	71,458,544	71,864,311	63,885,439	73,197,255	68,063,873

(1)   Our 2007 consolidated financial statements reflect the impact of rising mortgage delinquencies and declining prepayment speeds. Servicing advance requirements increased in 2007, primarily due to higher delinquencies and slower prepayments. This has resulted in an increase in borrowings and interest expense. Cash and investment grade securities declined in 2007 largely due to lower collections and the increased servicing advance funding requirements. Servicer liabilities, which represent cash collected from borrowers but not yet remitted to securitization trusts, also declined in 2007.

(2)   In the second quarter of 2007, we sold our residual securities, which were backed by subprime residential loans originated in the United Kingdom (the “UK residuals”), and realized a gain of $25,587. Unrealized losses on subordinate and residual securities were $29,140 in 2007, including $23,559 in the fourth quarter.

(3)   In the third quarter of 2007, we redeemed our investment in certificates of deposit (“CDs”) prior to their scheduled maturity in order to meet an unanticipated liquidity need and realized a loss of $8,673.

(4)   During 2005 and 2006, we acquired significant amounts of loans held for resale through whole loan purchases and subprime loan origination activities. We funded these acquisitions through the use of repurchase agreements and other short-term credit facilities. The majority of these loans were disposed of during 2006 through securitization transactions and whole loan sales and the related debt was repaid. In 2007, we decided to discontinue our subprime loan origination business.

(5)   The operations of NCI are included in our consolidated financial statements effective June 6, 2007, the date of acquisition. NCI is a receivables management company specializing in contingency collections for credit card issuers and other consumer credit providers. The allocation of the purchase price has resulted in total goodwill and intangibles of $53,260 at December 31, 2007. NCI revenues and operating expenses for the 2007 period were $35,978 and $38,400, respectively.

(6)   In July 2004, we issued $175,000 of 3.25% Contingent Convertible Senior Unsecured Notes. The outstanding balance of the Notes at December 31, 2007, 2006, 2005 and 2004 was $96,900, $96,900, $100,900 and $175,000, respectively. The assumed conversion of the notes has been reflected in the calculation of weighted average common shares outstanding in computing diluted earnings per share for 2007, 2006 and 2004. Conversion of the notes to common stock was not assumed for 2005 because the effect would be antidilutive. Interest expense, net of income tax, has been added back to net income for purposes of computing diluted earnings per share for 2007, 2006 and 2004.

(7)   Effective June 30, 2005, we terminated our banking subsidiary’s status as a federal savings bank, and as a result, we are no longer able to accept customer deposits in the U.S. On that same date, an unaffiliated bank assumed the customer deposits associated with our bank branch facility in New Jersey. Since 2000, we had been reducing our reliance on deposits as a source of funding.

(8)   The income tax benefit for 2006 reflects the reversal of $155,377 of valuation allowances on our deferred tax assets in order to increase the net deferred tax asset to the amount that is more likely than not to be realized in future periods. The benefit in 2004 principally reflects the reversal of $35,518 of valuation allowances on our deferred tax assets as a result of $56,526 of refund claims that were filed with the IRS. As a result of filing the claims, we reduced our deferred tax asset and increased our current income tax receivable by the amount of the claims. We collected these claims, plus accrued interest, in 2005.

(9)   In the fourth quarter of 2007, management of OCN approved and committed to a plan to sell its investment in BOK, a wholly-owned German banking subsidiary acquired in 2004. We have reclassified the results of operations of BOK in the consolidated financial statements from those of continuing operations.

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

EXECUTIVE SUMMARY

Strategic Goals

          Ocwen Financial Corporation is a business process outsourcing provider to the financial services industry, specializing in loan servicing, mortgage fulfillment and receivables management services. Our primary goal is to make our client’s loans worth more by leveraging our superior processes, innovative technology and high quality, cost effective global human resources. Our business is comprised of three segments – Residential Servicing, Ocwen Recovery Group and Residential Origination Services.

Results of Operations

          The following table summarizes our consolidated operating results for the periods indicated. Refer to the Segments section for a more complete discussion of operating results by line of business.

	For the years ended December 31,			2007-2006 % change	2006-2005 % change

	2007	2006	2005

Consolidated:
Revenue	$480,661	$431,578	$375,135	11	15
Operating expenses	360,070	344,535	346,678	5	(1)

Income from operations	120,591	87,043	28,457	39	206
Other expense, net	(62,212)	(4,816)	(5,776)	1,192	(17)

Income from continuing operations before taxes	58,379	82,227	22,681	(29)	263
Income tax expense (benefit)	16,610	(126,377)	5,815	(113)	(2,273)

Income from continuing operations	41,769	208,604	16,866	(80)	1,137
Loss from discontinued operations, net of taxes	(3,172)	(2,094)	(1,801)	51	16

Net income	$38,597	$206,510	$15,065	(81)	1,271

Segment income (loss) from continuing operations before taxes:
Residential Servicing	$65,957	$80,460	$21,661	(18)	271
Ocwen Recovery Group	(7,350)	(563)	(684)	1,206	(18)
Residential Origination Services	4,826	5,902	(3,191)	(18)	(285)
Corporate items and other	(5,054)	(3,572)	4,895	41	(173)

	$58,379	$82,227	$22,681	29	263

2007 Compared to 2006

          Our results for 2007 were characterized by higher income from operations, increased interest expense related to funding requirements for servicing advances and losses on residual securities and loans held for resale. Unrealized losses on residual securities were significantly offset by the gain we realized from our sale of the UK residuals. Interest income decreased due to reduced investments in loans held for resale, and we recognized a loss on our early redemption of CDs.

          Although Residential Servicing continues to be our most profitable segment, rising delinquencies and declining prepayments on residential mortgages have had a negative impact on 2007 results. The significant rise in delinquencies and decline in prepayment speeds have resulted in revenue growth that has lagged portfolio growth and increased interest expense related to the financing of higher servicing advance balances. This was offset somewhat by lower amortization of MSRs due to the decline in prepayment speeds. The results for Ocwen Recovery Group in 2007 reflect the June 6, 2007 acquisition of NCI, which incurred a loss for the period. The 2007 results for Residential Origination Services are characterized by lower interest income attributed to reduced balances of loans held for resale and our sale of the UK residuals and higher charges to reduce loans and residual securities to estimated market values, largely offset by improved earnings from fee-based businesses, a realized gain from the sale of the UK residuals and the closing of our subprime loan origination operation, which generated a loss in 2006.

          Total revenues increased by $49,083 or 11% in 2007 principally because of the acquisition of NCI, which added $35,978 of revenues to the Ocwen Recovery Group segment. Residential Servicing revenue increased by 3% in 2007. Rising delinquencies constrained revenue growth because we do not recognize servicing fees until payments are collected. We estimate that we had $49,550 of uncollected delinquent servicing fees at December 31, 2007 that we had not recognized as revenue, an increase of $24,946 as compared to December 31, 2006. Declining prepayment speeds resulted in lower custodial account balances and related float income. Revenues of the Residential Origination Services segment were 2% greater than 2006 as increases in fees from residential property valuations and title services offset declines in mortgage due diligence and loan refinancing fees.

          Total operating expenses were $15,535, or 5%, higher in 2007. Ocwen Recovery Group operating expenses increased by $38,804 largely because of the acquisition of NCI, which added $38,400 of operating expenses in 2007. Residential Servicing operating expenses declined by $3,231, or 1%, as an $11,400 decline in the amortization of MSRs and a $4,288 decline in professional services, primarily legal fees, offset a $4,587 increase in compensation and benefits due to increased staffing levels in India as a result of portfolio growth and an increase in non-performing loans. Slower prepayment speeds have reduced the rate of MSR amortization as we expect to earn the servicing income over a longer period of time. Residential Origination Services operating expenses were $13,636 or 16% less in 2007 as compensation and benefits declined by $11,010 largely due to our closing of the subprime loan origination operation, and professional services declined by $5,828 because of lower fees paid in connection with securitizations of loans held for resale.

          As a result, income from operations for Residential Servicing and Residential Origination Services improved by $14,673 (13%) and $15,244 (111%), respectively. These increases were partly offset by a decrease of $5,178 (573%) in the income from operations of Ocwen Recovery Group that resulted from the acquisition of NCI.

          Other expense, net increased in 2007 as a result of several significant factors. The costs of financing servicing advances and servicing rights increased in 2007 because of the growth in these assets and higher interest rates on average, resulting in a $27,593, or 91%, increase in interest expense for the Residential Servicing segment. Our Residential Origination Services segment suffered a decline in interest income in 2007 due to a lower investment in loans held for resale and our sale of the UK residuals. In addition, Residential Origination Services incurred unrealized losses of $29,031 in 2007 due principally to the write-down during the fourth quarter of subprime subordinate and residual securities to their estimated market values reflecting significantly higher projected loss assumptions, largely offset by a gain of $25,587 realized from our sale of the UK residuals in the second quarter. These changes resulted in a $16,320 decrease in other income (expense), net for Residential Origination Services. In Corporate Items and Other, other income (expense), net decreased by $10,291 largely because of a loss of $8,673 realized when an unanticipated liquidity need that arose in the third quarter caused us to redeem our zero coupon certificates of deposit prior to their maturity.

2006 Compared to 2005

          Our 2006 results reflect a strong performance in our Residential Servicing segment, which is our most profitable segment. The significant improvement over 2005 was primarily due to higher servicing fees because of growth in the portfolio and slower run-off of the existing portfolio due to a reduction in mortgage prepayments. In addition, rising short-term interest rates increased revenue from float earnings. In spite of the revenue growth, operating expenses declined slightly in 2006 because of cost containment measures and the positive impact of slower prepayment speeds on amortization and compensating interest expense. The costs of financing servicing advances and servicing rights increased in 2006 because of the growth in these assets and rising interest rates. Results of our Residential Origination Services segment improved in 2006 because of higher earnings from our fee-based loan processing activities partially offset by higher losses in our subprime origination activities, which we discontinued in 2007.

          In 2006, revenues of the Residential Servicing segment grew by $63,988 or 23% principally because of the growth in servicing fees generated by a 26% increase in the average balance of loans serviced. Float earnings also increased by $16,625 or 52% because of higher yields on the investment of custodial balances. Residential Origination Services revenues increased by $4,913 or 7% as higher fees generated by title services were partially offset by declines in fees from property valuation services. Finally, the revenues of the Ocwen Recovery Group segment declined by $4,017 or 34% on a decline in volume as management focused on cost reduction and enhancing staff effectiveness rather than on revenue growth.

          Operating expenses for 2006 were relatively unchanged from 2005 as increases in expenses of the Residential Origination Services segment were largely offset by declines in the Residential Servicing and Ocwen Recovery Group segments. Residential Origination Services operating expenses rose by $8,003 or 10% principally because of the $6,501 of compensation and benefits added by the operation of our subprime loan origination operation and an increase in fees paid in connection with the securitization of loans held for resale.

          As a result, income from operations increased by $58,586, or 206%.

          Other income (expense), net was also relatively unchanged in 2006. Higher interest expense in the Residential Servicing segment driven by the need to finance our growing investment in advances and MSRs was largely offset by an increase in interest income on loans held for resale in the Residential Origination Services segment that was greater than the increase in interest expense needed to fund our investment in these loans. We acquired the loans in the latter part of 2005 and the first half of 2006, and securitized them in the first, second and fourth quarters of 2006.

          The 2006 income tax benefit of $126,377 primarily reflects the reversal of $155,377 of deferred tax asset valuation allowances to increase the net deferred tax asset to the amount that is more likely than not to be realized in future periods.

Changes in Financial Condition

          Total assets grew by $384,953 or 19% in 2007. This increase was primarily due to a $522,139 increase in total advances, a $70,356 increase in other assets and a $51,248 increase in goodwill and intangibles. Our advance requirements have increased in 2007 as a result of higher delinquencies, slower prepayments and growth in the residential servicing portfolio. The increase in other assets was primarily due to an increase in the balance of debt service accounts related to advance funding facilities. The increase in goodwill and intangibles is primarily the result of our acquisition of NCI. These increases were partially offset by a $162,448 decrease in cash and investment grade securities, redemption of our CDs, which had a carrying value of $72,733 at December 31, 2006, and a $57,880 decrease in subordinate and residual securities. The decline in cash and investment grade securities reflects lower collections and increased advance funding requirements. The decline in subordinates and residuals reflects our sale of the UK residuals and valuation declines reflecting conditions in the subprime market.

          Total liabilities increased by $356,597 or 25% in 2007. This increase was largely the result of a $491,167 increase in amounts due under match funded liabilities primarily because of increased funding requirements on advances. This increase was offset in part by a $179,065 decrease in servicer liabilities that was primarily due to lower collections caused by declining prepayment speeds and rising delinquencies.

          At December 31, 2007, we had $586,146 of stockholders’ equity, a $28,167 increase over December 31, 2006 that was primarily due to net income of $38,597 for 2007 partially offset by our repurchase of one million shares of our common stock for $14,520.

Residential Servicing

          The key business drivers in the Residential Servicing segment are prepayment speed, aggregate UPB and delinquencies.

          Prepayment Speed. The most significant driver of our business is prepayment speed, which is the measurement of how quickly borrowers pay down their UPB, including payments in full as a result of refinancings. Prepayment speed has a significant impact on servicing fees, amortization of servicing rights, float income, interest expense on advances and compensating interest expense.

          If prepayment speed increases, our servicing fees will decrease because of the decline in the UPB on which those fees are based. Additionally, since we amortize servicing rights in proportion to total expected income over the life of a portfolio, an increase in prepayment speed will lead to accelerated amortization expense as we revise downward the estimated lives of the pools of loans that we service. Conversely, decreases in prepayment speeds drive increased revenue and can extend the period over which we amortize MSRs. When interest rates rise, it is relatively less attractive for borrowers to refinance their loans, and as a result, prepayment speed tends to decrease. When rates fall, prepayment speed tends to increase.

          Prepayment speed affects our float balances which in turn affects float income. Increased prepayment speed leads to higher float balances since we hold the entire loan pay off amount before we remit it to the investor as opposed to a single monthly payment. These higher float balances lead to increased float income. Slower prepayment speed leads to lower float balances and income.

          Slower prepayment speeds result in lower collections which increases the average outstanding balance of servicing advances and the amount of interest expense we incur on the financing of those advances.

          In addition, prepayment speed has a significant impact on compensating interest expense. Faster prepayment speeds mean that more loans pay off early which results in higher compensating interest expense. Compensating interest expense represents the difference between the full month of interest that we are required to remit to the REMIC Trustee in the month that a loan pays off and the amount of interest that we actually collect from the borrower for that month. Slower prepayment speeds lead to lower compensating interest expense. Compensating interest expense is included in “Servicing and origination expenses” in our consolidated statements of operations.

          Aggregate Unpaid Principal Balance. Aggregate UPB is another key revenue driver. As noted earlier, servicing fees are usually earned as a percentage of UPB, and growth in the portfolio means growth in servicing fees. Additionally, a larger servicing portfolio generates increased ancillary fees and leads to larger custodial balances which generate greater float income. Larger UPB also drives increases in expenses. To the extent that we grow UPB through the purchase of MSRs, our amortization of MSRs will generally increase with our servicing revenues. We will also incur additional interest expense to finance the purchase of MSRs and servicing advances, and our compensating interest expense will increase as the size of our portfolio increases.

          Delinquencies. Delinquencies also have a significant impact on our results of operations. Non-performing loans are more expensive to service than performing loans because our cost of advance funding and our cost of servicing are higher. Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under forbearance or bankruptcy plans. We consider all other loans to be non-performing.

          When borrowers are delinquent, the amount of funds that we are required to advance to the investors on behalf of the borrowers increases. While the collectibility of advances generally is not an issue, we do incur significant costs to finance those advances. We utilize both securitization, (i.e., match funded liabilities) and revolving credit facilities to finance our advances. As a result, increased delinquencies result in increased interest expense.

          In addition, the cost of servicing non-performing loans is higher than the cost of servicing performing loans primarily because the loss mitigation techniques that we employ to keep borrowers in their homes are more costly than the techniques used in handling a performing loan. When loans are performing, we have limited interaction with the borrowers, and relatively low-cost customer service personnel conduct most of that interaction. Once a loan becomes delinquent, however, we must employ our loss mitigation capabilities to work with the borrower to return the loan to performing status. These procedures involve increased contact with the borrower and the development of forbearance plans or loan modifications by highly skilled consultants who command higher compensation. On those occasions when loans go into foreclosure, we incur additional costs related to coordinating the work of local attorneys to represent us in the foreclosure process. Finally, when we foreclose on loans, we employ specialists to service the real estate and manage the sale of those properties on behalf of our investors. A significant increase in delinquencies would cause us to increase our activities in these areas resulting in increased operating expenses. This increase in operating expenses should be somewhat offset by increased late fees for loans that become delinquent but do not enter the foreclosure process.

          In spite of a 10% increase in the average number of loans we serviced in 2007 and a doubling of the percentage of such loans that were non-performing at December 31, 2007, operating expenses excluding amortization of servicing rights increased by only 7% in 2007 as compared to 2006. This reflects our continued progress in controlling costs which results in a lower cost per unit to service.

          The following table provides key business drivers and other selected revenue and expense items of the Residential Servicing segment at or for the years ended December 31:

	2007	2006	2005	2007-2006 % change	2006-2005 % change

Average UPB of loans and real estate serviced	$55,253,914	$47,819,667	$37,850,025	16%	26%
Prepayment speed (average CPR)	23%	30%	38%	(23)	(21)
UPB of non-performing loans and real estate serviced as a percentage of total at December 31 (1) (2)	20%	8%	8%	150	—
Average number of loans and real estate serviced	464,309	421,524	338,417	10	25
Number of non-performing loans and real estate serviced as a percentage of total at December 31 (1)	16%	8%	10%	100	(20)
Average float balances	$677,200	$1,026,500	$1,119,400	(34)	(8)
Average balance of advances and match funded advances	$861,402	$632,206	$555,274	36	14
Average balance of MSRs	$207,953	$157,012	$130,992	32	20
Collections on loans serviced for others	$16,223,124	$19,799,590	$19,143,020	(18)	3
Servicing and subservicing fees (excluding float and ancillary income)	$227,716	$207,312	$170,488	10	22
Float earnings	$29,299	$48,289	$31,663	(39)	53
Amortization of servicing rights	$99,118	$110,518	$96,692	(10)	14

Interest expense on match funded liabilities and lines of credit	$52,458	$26,464	$17,146	98	54
Compensating interest expense	$8,440	$13,513	$22,210	(38)	(39)
Operating expenses directly related to loss mitigation activities	$16,189	$11,753	$13,342	38	(12)

(1)	Excluding real estate serviced pursuant to our contract with the VA.

(2)	As of February 29, 2008, the UPB of non-performing loans was 21% of the total.

          The increase in non-performing loans in 2007 is a result of an increase in the average age of our portfolio, the poor performance of 2006 originations, an increase in the number and level of adjustable rate mortgage (“ARM”) resets and a slow down in home price appreciation amongst other factors.

          In 2008, we do not expect to make significant additions to our servicing portfolio and, therefore, expect revenues to decline as a result of the net runoff of the portfolio. The rate of growth in our advances and delinquency rates has slowed through February 2008, relative to the rate of growth experienced in the latter half of 2007, and we expect this trend to continue in 2008. Our outlook on prepayment speeds is that they will remain at or near current levels in 2008.

Residential Origination Services

          Our Residential Origination Services segment consists of three components:

          Fee-based loan processing businesses. These businesses provide various loan processing services to clients involved in the mortgage origination, servicing, loan acquisition and securitization processes. The services that we provide to our clients include:

•	Residential property valuation services,

•	Mortgage due diligence,

•	Title services, and

•	Outsourcing services, including mortgage underwriting, data entry, call center services and mortgage research.

          These fee-based businesses have limited capital requirements and represent a balance between resolution, servicing and origination of loans, thereby producing relatively stable earnings in spite of the decline in loan origination activity in 2007. We believe that our continued success in this area is dependent on our ability to efficiently manage our operating costs and continue to improve the quality and timeliness of service delivery so that we can provide high quality products at competitive prices.

          Trading and investing activities. This business includes our investments in subprime residual mortgage backed securities as well the results of our whole loan purchase and securitization activities and the loans remaining from our subprime origination business. During 2007, we deemphasized our whole loan purchase and securitization activities. The key to our results in this area is the performance of our assets, particularly with respect to default risk associated with our loans held for resale and with the loans underlying our mortgage backed securities. The current liquidity environment has had a negative impact on asset valuations, resulting in significantly higher charges in 2007 to reduce subprime residual securities and loans to their estimated market values.

          Subprime originations. In January 2007, we decided to close our subprime loan origination operation and no longer originate loans.

Ocwen Recovery Group

          Ocwen Recovery Group is our unsecured collections business. Effective June 6, 2007, this segment includes the results of NCI, a receivables management company we acquired that specializes in contingency collections for credit card issuers and other consumer credit providers. Our current focus is on the improvement of NCI’s financial performance. In that regard, we have developed an action plan that includes:

•	appropriate staffing of collectors to address the current shortage and the expected increase in volume reflective of rising delinquencies and charge-offs in the current credit environment;

•	improved financial performance on NCI’s largest first party outsourcing client through a fee increase and revised pricing methodology; and

•	the ramp up of collection operations at our new facility in India.

          We also continue to focus on the integration of NCI and Ocwen Recovery Group operations to take advantage of NCI’s strong customer relationships and OCN’s global infrastructure. We have implemented an integration plan to generate cost savings from the combined operations through the elimination of redundant expenses and migration of U.S. based collector and administrative jobs, primarily through attrition, to India. We believe the key to our success in this segment is our ability to perform well for our customers, which in turn, will lead to more account placements and continued growth of top line revenue. Our ability to perform well for our customers is largely dependent on our success in the training and retention of collection staff.

Strategic Initiatives

          Investments in Asset Management Vehicles. In 2007, we began developing asset management vehicles that benefit from our servicing and loss mitigation capabilities. These entities provide us with a controlled source of servicing.

          Ocwen Structured Investments, LLC (“OSI”). To date we have invested $37,500 in OSI and have committed to invest up to an additional $37,500 under our agreement with the other investors. OSI began operations during the second quarter of 2007. Our ownership interest in OSI is 25%. OSI invests primarily in MSRs and the related lower tranches and residuals of residential mortgage-backed securities, the credit risk of which is hedged with single name credit default swaps and the ABX Index. We are responsible for managing OSI’s portfolio under a management agreement and for subservicing its MSRs. We, along with the other principal investors, receive a preferential return in excess of our ownership interest in the event that OSI achieves certain performance objectives. These preferential distributions are, however, subject to a repayment provision should the future performance of OSI not support the preference payments made to the principal investors.

          Ocwen Nonperforming Loans, LLC (“ONL”). Our investments in ONL and related entities represent 25% equity interests. These entities invest in non-performing loans purchased at a discount and foreclosed real estate. We act as the servicer of the loans. To date we have invested a combined $36,013 in ONL and related entities and have committed to invest up to an additional $38,987.

          Segment Realignment. We are realigning our business segments in 2008 in conjunction with implementing our revised business strategy. In addition to our core Residential Servicing business, Ocwen Asset Management or “OAM” will include our existing asset management vehicles and planned future investments. We expect to grow our existing asset management vehicles and develop other vehicles that leverage our asset management capabilities.

          In addition to our unsecured collections business, Ocwen Solutions or “OS” will include the fee-based businesses that currently are part of our Residential Origination Services segment, all of our technology platforms and our interest in BMS. OS is a knowledge process outsourcer. Our competitive advantage, which is similar to the Residential Servicing business, is our ability to migrate high value, knowledge-based job functions to low cost global platforms utilizing artificial intelligence, scripting engines, decisioning models and workflow management to improve quality through the elimination of variability.

Liquidity

          Our balance sheet reflects the impact of rising mortgage delinquencies and declining prepayment speeds. Cash and investment grade securities totaled $149,119 at December 30, 2007, a $162,448 decline as compared to December 31, 2006 due to lower collections and increased advance funding requirements. Collections on residential loans serviced for others were $16,233,124 in 2007, down 18% from the $19,799,590 we collected in 2006. Servicer liabilities, which represent cash collected from borrowers but not yet remitted to securitization trusts, have declined by $179,065 from December 31, 2006 to December 31, 2007 while total advances have increased by $522,139 during the same period, principally in our Residential Servicing segment. Our borrowings have increased by $506,573 since December 31, 2006, including $534,236 related to our Residential Servicing segment.

           Our increased advance funding requirements have caused us to increase our borrowing capacity through the renewal and expansion of existing credit facilities and the establishment of new facilities. We have also taken actions toward obtaining additional increases in the future. Our total maximum borrowing capacity was $1,646,018 as of December 31, 2007, an increase of $471,018 as compared to December 31, 2006. This increase is primarily due to a $720,000 increase in borrowing capacity of the Residential Servicing segment offset by a $260,000 decline in borrowing capacity of the Residential Origination Services segment. The increase in Residential Servicing borrowing capacity represents a $665,000 increase under new and existing match funded advance agreements and a $55,000 increase under the existing secured line of credit. The decline in Residential Origination Services borrowing capacity is primarily the result of our closing of the subprime loan origination operation and our de-emphasis on loan trading activities. At December 31, 2007, $337,648 of our total maximum borrowing capacity remained unused, including $327,063 attributed to the Residential Servicing business. Of the unused borrowing capacity, approximately $83,000 was collateralized and readily available.

          On February 12, 2008, we negotiated a renewal of one of our match funded facilities under which we increased our maximum borrowing capacity from $140,000 to $200,000 and extended the stated maturity of the facility to February 2011. During the first quarter of 2008, a match funded term note in the amount of $100,000 that was issued under our largest facility entered its amortization period. When the amortization period begins, all collections representing the repayment of advances that have been financed through this note must be applied to reduce the balance of the note, and any new advances under the securitizations pledged to the note are not eligible to be financed. As of February 29, 2008, the total maximum borrowing capacity of our Residential Servicing business through match funded facilities and lines of credit was $1,545,000, of which approximately $285,000 was unused and approximately $78,000 was collateralized and readily available. Borrowing capacity under a secured advance facility may only be utilized to the extent that underlying collateral is pledged to that financing facility. As of December 31, 2007, we were in compliance with all covenants under our credit facilities. For more information about our credit facilities, see Note 17 to the Consolidated Financial Statements.

          Despite our success in renewing and expanding our credit facilities, the liquidity crisis that occurred in the global capital markets beginning in the third quarter of 2007 affected us in several ways. It caused lenders to tighten their lending standards which made financing for advances more difficult to obtain. It slowed the lending process by causing the major rating agencies to work more slowly on rating new financing because of the reevaluations of 2006 and other ratings that they were required to perform. It caused the cost of funding to increase because of both larger interest rate spreads over LIBOR and commercial paper rates and increased up-front fees that were demanded by lenders. Our MSRs continue to be financed under our senior secured credit agreement based on fair value less a financing discount, which is the difference between the fair value of the assets pledged as collateral to secure our financings and the amount that the lenders will advance to us.

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

Valuation and Amortization of Residential Mortgage Servicing Rights

          Our most significant business is our Residential Servicing business. Inherent in this business is the acquisition of MSRs, an intangible asset representing the value of the right to service the loans in a portfolio. As of December 31, 2007, we held residential MSRs with a carrying value of $191,935 and an estimated fair value of $271,108. The most critical accounting policy for this business is the methodology we use to value and amortize MSRs. Application of this methodology requires the development of a number of estimates, including anticipated amortization, and periodic re-evaluation of these estimates.

          We estimate the fair value of our MSRs based on the results of our internal valuation. Our internal valuation calculates the present value of estimated future cash flows utilizing external assumptions that we believe are used by market participants. In addition, we periodically review third-party valuations of certain of our MSRs to assess the reasonableness of our valuation assumptions and the resulting fair value estimates. The most significant assumptions used in our internal valuation are the expected speed at which mortgages prepay and expected delinquencies, both of which we derive from our historical experience and available market data. Other assumptions used in our internal valuation include:

•	Cost of servicing

•	Compensating interest expense

•	Discount rate

•	Interest rate used for computing the cost of servicing advances

•	Interest rate used for computing float earnings

          The significant cash inflows considered in estimating future cash flows include servicing fees, late fees, prepayment penalties, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of making servicing advances and compensating interest payments. We base our strata on the predominant risk characteristics of the underlying loans. Our strata include:

•	Subprime

•	ALT A

•	High-loan-to-value

•	Re-performing

•	Special servicing

•	Other

          At December 31, 2007, we had MSRs relating to the Subprime, ALT A and High-loan-to-value strata. The following table provides the range of prepayment speed and delinquency assumptions (expressed as a percentage) by strata projected over the five-year period beginning December 31, 2007:

	Prepayment Speed	Delinquency

Subprime	15% – 33%	17% – 26%
ALT A	16% – 43%	16% – 29%
High-loan-to-value	25% – 47%	16% – 23%

          While we develop the discount rate internally in light of prevailing market conditions, we base the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing on external market-based assumptions. As of December 31, 2007, these assumptions were as follows:

•	Discount rate of 18%

•	Interest rate of one-month LIBOR plus 200 basis points for the cost of financing advances

•	Interest rate equal to the Federal Funds Rate for float earnings

•

Assumptions regarding the cost of servicing represent industry averages, vary by strata and range from a low of $110 per year for a performing ALT A loan to a high of $900 per year for a loan in foreclosure.

Changes in these assumptions are generally expected to affect our results of operations as summarized below:

•

Increases in prepayment speeds generally reduce the value of our MSRs as the underlying loans prepay faster which causes accelerated MSR amortization, higher compensating interest payments and lower overall servicing fees, partially offset by a lower overall cost of servicing, increased float balances on higher float earnings and lower interest expense on decreased servicing advance balances.

•

Increases in delinquencies generally reduce the value of our MSRs as the cost of servicing increases during the delinquency period, and the amount of servicing advances and related interest expense also increase.

•	Increases in the discount rate reduce the value of our MSRs due to the lower overall net present value of the combined cash flows.

•

Increases in interest rate assumptions for the cost of servicing advances will increase interest expense although this effect is partially offset because rate increases will also increase the amount of float earnings we recognize.

          We periodically perform an impairment analysis based on the difference between the carrying amount and estimated fair value of MSRs after grouping our loans into the applicable strata. The risk factors used to assign loans to strata include the credit score (FICO) of the borrower, the loan to value ratio and the default risk.

          We amortize MSRs over the period of estimated net servicing income based on our projections of the amount and timing of future cash flows. We determine these projections using the same assumptions that we use in our internal valuation of MSRs. The amount and timing of servicing asset amortization is adjusted periodically based on actual results and updated projections. During most of 2005, mortgage prepayment speeds in our servicing portfolio remained high resulting in a historically high rate of amortization. In 2006 and 2007, which featured rising subprime mortgage interest rates and home prices that were declining or appreciating much more slowly, we experienced lower mortgage prepayment speeds which resulted in a slower rate of amortization.

Valuation of Trading Securities and Loans Held for Resale

          We currently account for our investment grade, residual and subordinate securities as trading securities at fair value. We report changes in fair value in gain (loss) on trading securities in the period of change. We adjust our investment grade securities for which external marks are available to fair value based on third party dealer quotations. Our subordinate and residual securities are not actively traded and, therefore, market quotations are not available. We estimate fair value using an industry accepted discounted cash flow model which is calibrated for trading activity whenever possible. Expected future cash flows are estimated using our best estimate of key assumptions such as discount, delinquency and cumulative loss rates as well as prepayment speeds associated with the loans underlying mortgage backed securities. Discount rates for the subordinate and residual securities range from 21% to 35% and are determined based upon an assessment of prevailing market conditions and prices for similar assets. We project the delinquency, loss and prepayment assumptions based on historical experience, adjusted for prevailing market conditions. Delinquency assumptions range from 20% to 35%, and loss assumptions range from 11% to 21%. Average prepayment assumptions range from 15% to 20%. Estimated fair value represents management’s best estimate of an amount that could ultimately be realized in an actual sale transaction. As of December 31, 2007, investment grade securities had a fair value of $34,876, net of unrealized losses of $2,862. Residual and subordinate securities had a fair value of $7,362 at December 31, 2007, net of unrealized losses of $27,752.

          We classify loans that we do not intend to hold to maturity as loans held for resale and report them at the lower of cost or market value. We account for the excess of cost over market value as a market valuation allowance with changes in the valuation allowance included in gain (loss) on loans held for resale, net, in the period in which the change occurs. Loans for which we have entered into an agreement to sell to an investor at a set price are valued at the commitment price. For uncommitted performing loans, we estimate fair value based on quotes for similar loans. We base the fair value of uncommitted non-performing loans on estimates of expected future cash flows discounted using a rate commensurate with the risks involved. We defer loan origination fees and direct loan origination costs until the loans are sold. These fees and costs are considered in the carrying value of the loans when determining a market valuation allowance. As of December 31, 2007, loans held for resale of $75,240 were net of market valuation allowances of $21,155.

Valuation of Deferred Tax Assets

          The use of estimates and the application of judgment is involved in the determination of our overall tax provision and the evaluation of the realizability of our gross deferred tax assets. As of December 31, 2007, we had gross deferred tax assets of $178,530, and a corresponding valuation allowance of $352 resulting in a net deferred tax asset of $178,178. During 2006, we reversed $155,377 of valuation allowances on our deferred tax assets, including $145,211 during the second quarter, in order to increase the net deferred tax asset to the amount that is more likely than not to be realized in future periods. We established our valuational lowance during the period 2001 through 2003. Our evaluation of the need to maintain a valuation allowance takes into consideration evidence, both positive and negative, including our recent earnings history, current tax position and estimates of future taxable income. The tax character (ordinary versus capital) and the carry-forward and carry-back periods of certain tax attributes (e.g., capital losses and tax credits) are also considered. Judgment is required in considering the relative impact of negative and positive evidence related to realizability of the deferred tax assets. We base the determination of the amount of the aggregate valuation allowance on scenario analyses of the projected results of operations by line of business resulting in a range of potential valuation allowances within which a final amount is determined. We assess the amount of the valuation allowance each quarter.

Litigation

          We continuously monitor the status of our legal matters. We obtain advice from external legal counsel in our periodic assessment of legal matters for potential loss accrual and disclosure. We make a determination of the amount of the reserves required in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” We establish reserves for settlements, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been incurred, and the amount of the loss can be reasonably estimated.

SEGMENTS

          The following section provides a discussion of the changes in financial condition of our business segments during the year ended December 31, 2007 and a discussion of pre-tax results of operations of our business segments for the three yearly periods ended December 31, 2007, 2006 and 2005.

          The following table presents the assets and liabilities and the pre-tax statement of continuing operations for each of our business segments at and for the year ended December 31, 2007:

	Residential Servicing	Ocwen Recovery Group	Residential Origination Services	Corporate Items and Other	Business Segments Consolidated

Assets
Cash	$—	$—	$197	$114,046	$114,243
Trading securities:
Investment grade	—	—	—	34,876	34,876
Subordinates and residuals	—	—	7,016	346	7,362
Loans held for resale	—	—	75,240	—	75,240
Advances	285,880	—	6,872	135	292,887
Match funded advances	1,126,097	—	—	—	1,126,097
Mortgage servicing rights	191,935	—	—	5,360	197,295
Receivables	25,159	5,775	11,758	36,702	79,394
Deferred tax asset, net	—	—	—	178,178	178,178
Goodwill and intangibles	—	53,260	1,618	3,423	58,301
Premises and equipment	418	4,881	773	29,500	35,572
Investment in unconsolidated entities	70,720	—	—	5,745	76,465
Other assets	85,871	2,226	10,479	20,210	118,786

Total assets	$1,786,080	$66,142	$113,953	$428,521	$2,394,696

Liabilities
Match funded liabilities	$1,001,403	$—	$—	$—	$1,001,403
Lines of credit and other secured borrowings	260,976	147	46,472	32,381	339,976
Servicer liabilities	204,484	—	—	—	204,484
Debt securities	—	—	—	150,279	150,279
Other liabilities	25,324	8,749	5,354	71,002	110,429

Total liabilities	$1,492,187	$8,896	$51,826	$253,662	$1,806,571

Revenue
Servicing and subservicing fees	$332,715	$39,608	$328	$6,626	$379,277
Process management fees	14,704	1,684	71,377	2	87,767
Other revenues	7,637	—	847	5,133	13,617

Total revenue	355,056	41,292	72,552	11,761	480,661

Operating expenses
Compensation and benefits	36,196	20,888	13,959	35,823	106,866
Amortization of servicing rights	99,118	—	—	832	99,950
Servicing and origination	28,565	5,147	29,247	(21)	62,938
Technology and communications	18,168	5,714	7,638	(9,006)	22,514
Professional services	9,259	2,811	1,052	9,850	22,972
Occupancy and equipment	13,195	3,999	2,209	5,063	24,466
Other operating expenses	24,760	8,814	16,924	(30,134)	20,364

Total operating expenses	229,261	47,373	71,029	12,407	360,070

Income (loss) from operations	125,795	(6,081)	1,523	(646)	120,591

Other income (expense)
Interest income	1,146	6	20,485	8,014	29,651
Interest expense	(57,888)	(1,305)	(7,907)	(5,570)	(72,670)
Gain (loss) on trading securities	—	—	(3,379)	(3,284)	(6,663)
Gain (loss) on loans held for resale, net	—	—	(8,467)	—	(8,467)
Equity in earnings of unconsolidated entities	(825)	—	—	5,488	4,663
Other, net	(2,271)	30	2,571	(9,056)	(8,726)

Other income (expense), net	(59,838)	(1,269)	3,303	(4,408)	(62,212)

Income (loss) from continuing operations before income taxes	$65,957	$(7,350)	$4,826	$(5,054)	$58,379

          Management decided during the fourth quarter of 2007 to sell its investment in BOK. We have reclassified the operating results of BOK, which are included in Corporate Items and Other, to discontinued operations. See Note 4 to the Consolidated Financial Statements for additional information.

Residential Servicing

          The following table sets forth information regarding residential loans and real estate serviced for others:

	Loans (1) (2) (3)		Real Estate (4)		Total (5)

	Amount	Count	Amount	Count	Amount	Count

December 31, 2007:
Performing	$42,389,849	356,937	$—	—	$42,389,849	356,937
Non-performing	7,433,386	54,330	3,722,750	24,349	11,156,136	78,679

	$49,823,235	411,267	$3,722,750	24,349	$53,545,985	435,616

December 31, 2006:
Performing	$47,918,258	427,572	$—	—	$47,918,258	427,572
Non-performing	3,436,416	31,037	1,479,354	15,056	4,915,770	46,093

	$51,354,674	458,609	$1,479,354	15,056	$52,834,028	473,665

(1)  At December 31, 2007, we serviced 292,148 subprime loans with a UPB of $41,947,660, as compared to 309,222 subprime loans with a UPB of $40,092,000 at December 31, 2006.

(2)  Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under forbearance or bankruptcy plans. We consider all other loans to be non-performing. The increase in non-performing loans in 2007 is a result of an increase in the average age of our portfolio, the poor performance of 2006 originations, an increase in the number and level of adjustable rate mortgage (“ARM”) resets and a slow down in home price appreciation amongst other factors.

(3)  We serviced under subservicing contracts 147,570 residential loans with a UPB of $15,539,986 as of December 31, 2007. This compares to 160,226 residential loans with a UPB of $15,298,238 at December 31, 2006.

(4)  Real estate includes $798,148 and $674,279 of foreclosed residential properties serviced for the VA at December 31, 2007 and 2006, respectively.

(5)  The average UPB of assets serviced during 2007, 2006 and 2005 was $55,253,914, $47,819,667 and $37,850,025, respectively.

          The following table sets forth information regarding the changes in our portfolio of residential assets serviced for others:

	Amount		Count

	2007	2006	2007	2006

Servicing portfolio at beginning of year	$52,834,028	$42,779,048	473,665	368,802
Additions	21,074,550	37,592,725	129,709	308,075
Runoff	(20,362,593)	(27,537,745)	(167,758)	(203,212)

Servicing portfolio at end of year	$53,545,985	$52,834,028	435,616	473,665

          Additions primarily represent servicing purchased from the owners of the mortgages and servicing obtained by entering into subservicing agreements with other entities that own the servicing rights. Additions were lower in 2007 largely as a result of the significant decline in subprime loan originations, particularly in the second half of the year. Runoff includes principal repayments on loans, servicing transfers and other asset resolutions. The decline in runoff in 2007 primarily reflects lower collections due to falling prepayments and rising delinquencies.

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

Comparative selected balance sheet data:

	December 31,

	2007	2006

Advances	$285,880	$314,869
Match funded advances	1,126,097	572,708
Mortgage servicing rights	191,935	179,246
Investment in unconsolidated entities	70,720	—
Debt service accounts	77,819	21,255
Other	33,629	31,676

Total assets	$1,786,080	$1,119,754

Match funded liabilities	$1,001,403	$510,236
Lines of credit and other secured borrowings	260,976	217,907
Servicer liabilities	204,484	383,549
Other	25,324	26,990

Total liabilities	$1,492,187	$1,138,682

          Advances and Match Funded Advances. During any period in which the borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. We also advance funds to maintain, repair and market real estate properties on behalf of investors. We are entitled to recover advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. However, we are only obligated to advance funds to the extent that we believe the advances are recoverable. Furthermore, there is little risk of loss on advances because most of our advances have the highest standing for reimbursement from payments, repayments and liquidation proceeds at the loan level. In addition, for any advances that are not covered by loan proceeds, most of our pooling and servicing agreements provide for reimbursement at the loan pool level, either by using collections on other loans or by requesting reimbursement from the securitization trust.

          During 2007, the combined balance of advances and match funded advances increased by $524,400. This reflects an increase in advance requirements as a result of higher delinquencies and slower prepayments.

          Match funded advances result from our transfers of residential loan servicing advances to special purpose entities (“SPEs”) in exchange for cash. We made these transfers under the terms of four match funded advance financing agreements, as amended. The match funded advances are owned by the SPEs and are not available to satisfy general claims of our creditors. In response to the growth in advances, we increased the maximum borrowing capacity under our match funded liability agreements by $665,000 during 2007. See Notes 8 and 9 to the Consolidated Financial Statements for additional details of the composition of advances and match funded advances.

          Mortgage Servicing Rights. The unamortized balance of MSRs is primarily related to subprime residential loans. MSRs increased by $12,689 during 2007 as purchases of $111,807 exceeded amortization of $99,118. At December 31, 2007, we serviced loans under 509 servicing agreements for 45 investors. This compares to 487 servicing agreements for 43 investors at December 31, 2006. See Note 10 to the Consolidated Financial Statements for additional information on mortgage servicing rights.

          Investment in Unconsolidated Entities. Investment in unconsolidated entities is comprised of our 25% ownership interests in OSI and ONL and other related asset management entities, all of which we account for using the equity method of accounting. At December 31, 2007, we had committed to invest up to an additional $76,487 in these entities. Our equity in the earnings of these entities was a loss of $825 in 2007, comprised of losses attributed to ONL and related entities totaling $1,920 less earnings from OSI of $1,095. See Note 14 to the Consolidated Financial Statements for additional details regarding our investment in these entities.

          Match Funded Liabilities. Match funded liabilities are obligations secured by the collateral underlying the related match funded assets and are repaid through the cash proceeds arising from those assets. We account for and report match funded liabilities as secured borrowings with pledges of collateral. As of December 31, 2007 and 2006, all of our match funded liabilities were secured by advances on loans serviced for others. The $491,167 increase in match funded liabilities during 2007 primarily reflects a net increase in borrowing capacity and an increase in advance funding requirements. Our maximum borrowing capacity under match funded liabilities was $1,230,000 at December 31, 2007, as compared to $565,000 at December 31, 2006, an increase of $665,000. See Note 16 to the Consolidated Financial Statements for additional information on the terms and balances of our match funded liabilities.

          Lines of Credit and Other Secured Borrowings. As of December 31, 2007, the maximum borrowing capacity under our senior secured credit agreement was $355,000, an increase of $55,000 as compared to December 31, 2006. Borrowings under this agreement may be secured by MSRs, advances on loans serviced for others, receivables and mortgage loans. The $43,069 increase in the amount outstanding under this facility during 2007 reflects an increase in our utilization of the borrowing capacity which was used to help fund the growth in advances and MSRs. See Note 17 to our Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

          Servicer Liabilities. Servicer liabilities represent amounts we have collected, primarily from Residential Servicing borrowers, which we will deposit in custodial accounts, pay directly to an investment trust or refunded to borrowers. Custodial accounts are excluded from our balance sheet. The balance of servicer liabilities at both December 31, 2007 and 2006 consisted primarily of borrower payments due to custodial accounts. Servicer liabilities declined by $179,065 during 2007 largely due to a $188,335 decline in the amount of borrower payments due to custodial accounts. This decline reflects the impact of lower collections due to declining prepayment speeds and rising delinquencies. See Note 18 to the Consolidated Financial Statements for additional details of the principal components of servicer liabilities.

Comparative selected operations data:

	2007	2006	2005

Revenue:
Servicing and subservicing fees	$332,715	$328,369	$268,088
Other	22,341	15,245	11,538

Total revenue	355,056	343,614	279,626

Operating expenses:
Compensation and benefits	36,196	31,609	35,022
Amortization of servicing rights	99,118	110,518	96,692
Servicing and origination	28,565	28,501	36,446
Technology and communications	18,168	19,923	22,700
Professional services	9,259	13,547	13,862
Occupancy and equipment	13,195	10,812	9,605
Other operating expenses	24,760	17,582	22,190

Total operating expenses	229,261	232,492	236,517

Income from operations	125,795	111,122	43,109

Other income (expense):
Interest expense:
Match funded liabilities	(41,541)	(23,061)	(15,740)
Lines of credit and other secured borrowings	(10,917)	(3,403)	(1,406)
Other	(5,430)	(3,831)	(4,606)

	(57,888)	(30,295)	(21,752)
Equity in losses of unconsolidated entities	(825)	—	—
Other	(1,125)	(367)	304

Total other expense, net	(59,838)	(30,662)	(21,448)

Income before income taxes	$65,957	$80,460	$21,661

          Servicing and Subservicing Fees. The principal components of servicing and subservicing fees are:

	2007	2006	2005

Loan servicing and subservicing	$227,716	$207,312	$170,489
Late charges	37,742	37,843	35,094
Custodial accounts (float earnings)	29,299	48,289	31,663
Loan collection fees	12,451	10,288	8,681
Other	25,507	24,637	22,161

	$332,715	$328,369	$268,088

          Loan servicing and subservicing fees for 2007 are up 10% over 2006 primarily due to a 16% increase in the average balance of loans serviced. Loan servicing and subservicing fees for 2006 increased by 22% as compared to 2005 primarily because of a 26% increase in the average balance of loans serviced. The growth in revenue attributed to the higher average balance of loans serviced was partially offset by the impact of rising delinquencies. We collect servicing fees, generally expressed as a percent of the UPB, from the borrowers’ payments. We recognize servicing fees as revenue upon collection. Delinquencies affect the timing of servicing fee revenue recognition, but not the ultimate collection of the fees because servicing fees generally have the same standing as advances in that they are satisfied before any interest or principal is paid by the securitization trust on the bonds. We estimate that for 2007 and 2006, revenue excludes $24,946 and $7,666, respectively, of uncollected servicing fees related to delinquent borrower payments. As of December 31, 2007, we estimate that we had $49,550 of uncollected delinquent servicing fees that had not been recognized as revenue.

          The increase in the average balance of loans serviced is the result of portfolio acquisitions coupled with reduced run-off of the existing portfolio due to slower prepayment speeds. Mortgage prepayment speeds averaged 23% in 2007 compared to an average of 30% and 38% for 2006 and 2005, respectively. The decline in mortgage prepayment speeds is largely due to credit tightening, rising subprime mortgage interest rates and slowing home price appreciation.

          Late charges are slightly lower in 2007 as compared 2006 in spite of the fact that delinquencies have risen and the average balance of the loan servicing portfolio grew by 16% during 2007. This is because late charges are not recognized as revenue until they are collected.

          The following table summarizes information regarding float earnings:

	2007	2006	2005

Average custodial account balances	$677,247	$1,026,500	$1,119,400
Float earnings	$29,299	$48,289	$31,663
Yield	4.33%	4.70%	2.83%

          The decline in float earnings in 2007 as compared to 2006 is due to a decline in both the average float balance and the average yield we earned on these funds. The decline in the average balance of these accounts results from a decline in mortgage prepayment speeds and an increase in delinquencies, offset in part by the growth in the servicing portfolio. The higher yield in 2006 as compared to 2005 reflects rising short-term interest rates. The underlying servicing agreements restrict the investment of float balances to certain types of instruments. We are responsible for any losses incurred on the investment of these funds.

          We generate float earnings through a facility provided by JPMorgan Chase (the “Investment Line”). Using the Investment Line, we borrow funds each month from JPMorgan Chase at a nominal interest rate and invest those funds in certain permitted investments, including US Treasury Securities, US Agency Securities, commercial paper, auction rate securities, bank certificates of deposit and JPMorgan Chase time deposits. Funds provided by the Investment Line are available only for investment purposes and are not available for general operating purposes.

          The amount borrowed is based on projected average custodial balances for the month. No actual custodial funds are invested, since we invest only the funds provided through the Investment Line. The custodial funds remain on deposit with JPMorgan Chase for the benefit of the securitization trusts. The terms of the Investment Line require that we sell the investments and pay off the associated borrowings prior to the end of each quarter. As a result, the Investment Line historically has had no impact on our quarterly balance sheets.

          Compensation and Benefits Expense. The 15% increase in compensation and benefits expense in 2007 is largely due to an increase in average employment in India where the average number of employees during the year grew from 987 during 2006 to 1,120 during 2007, an increase of 13%. Average employment grew principally because of increases in staffing during 2006 in support of servicing portfolio growth. In addition, we increased the number of higher paid loss mitigation staff in response to the increase in non-performing loans. The decrease in compensation and benefits expense in 2006 occurred primarily due to a decline in the average number of employees in the U.S. because of cost reduction initiatives put in place in 2005, including a greater utilization of the lower cost workforce in India. Although average employment in India increased in 2006, total average employment declined, and the ratio of India employment to total employment increased from 64% in 2005 to 70% in 2006.

          Average employment in the Residential Servicing segment for the last three years is as follows:

	2007	2006	2005

India	1,120	987	918
United States	413	418	520

	1,533	1,405	1,438

          Amortization of Servicing Rights. We amortize mortgage servicing rights in proportion to and over the period of estimated net servicing income. Slower actual and projected mortgage prepayment speeds have reduced the rate of amortization as we expect to earn the servicing income over a longer period of time. Despite a 32% increase in the average balance of our investment in MSRs, amortization expense for 2007 decreased by $11,400, or 10%, as compared to 2006. In 2006, the average balance of MSRs increased by 20% as compared to 2005 while amortization expense increased by only 14%. Average prepayment speeds were 21%, 30% and 38% for 2007, 2006 and 2005 respectively.

          Servicing and Origination Expenses. The principal components of servicing and origination expense are:

	2007	2006	2005

Compensating interest	$8,440	$13,513	$22,210
Satisfaction expense	5,949	6,473	6,273
Other	14,176	8,515	7,963

	$28,565	$28,501	$36,446

          The decline in compensating interest expense in 2007 and 2006 primarily reflects slower prepayment speeds. In addition, during 2006 there was a shift towards a higher percentage of loans serviced under a mid-month structure versus a calendar month structure. Under a calendar month structure, compensating interest is paid to the securitization trust for a full month of interest on all loans that prepay during the month. Under a mid-month structure, we are not obligated to pay the compensating interest on prepayments that occur during the first half of the month.

          Other servicing and origination expense for 2007 includes $4,313 of expenses related to amounts due from borrowers that were subsequently deemed uncollectible. These expenses primarily relate to serviced loans that paid off during 2006.

          Professional Services Expense. In 2007, legal fees declined by $4,722 as compared to 2006. This decline is primarily due to the reversal of excess accruals on settled cases and the absence of an increase in accruals related to ongoing cases. Professional services expense for 2006 included a provision of $3,537 recorded to increase litigation accruals related to ongoing cases. Professional services expense for 2005 included $3,700 to provide for current and pending litigation. See Note 31 to our Consolidated Financial Statements for information regarding litigation.

          Other Operating Expenses. Other operating expenses primarily consist of overhead allocation charges and bad debt expense. Other operating expenses for 2007 reflect higher overhead allocation charges. Other operating expenses for 2005 reflect higher bad debt expense as a result of providing for aged reimbursable expenses.

          Interest Expense. The higher interest expense in 2007 and 2006 reflects an increase in financing costs associated with our servicing advances and MSRs because of the growth in our investment in these assets and higher interest rates. The average combined balance of advances and match funded advances was 36% higher in 2007 than 2006, and 14% higher in 2006 than 2005. Interest expense in 2007 was higher than 2006 both because of borrowings that were $282,762, or 65% higher on average in 2007 than in 2006 and because the average rate on these borrowings increased by 124 basis points, or 20%. Average rates increased principally because of the higher spread over LIBOR charged on the new match-funded facilities added in 2007 and because of higher facility fees charged by the lenders. In 2006, interest expense increased principally because average borrowings were $107,241, or 33% higher than in 2005 and average rates that were 86 basis points, or 16% higher than in 2005. Average rates increased in 2006 principally because of increases in LIBOR. The majority of our credit facilities bear interest at rates that are adjusted regularly based on 1-Month LIBOR. The average of 1-Month LIBOR was 5.25%, 5.09% and 3.39% during 2007, 2006 and 2005, respectively.

Ocwen Recovery Group

Comparative selected balance sheet data:

	December 31,

	2007	2006

Receivables	$5,775	$318
Goodwill and intangibles	53,260	—
Premises and equipment	4,881	40
Other	2,226	2

Total assets	$66,142	$360

Comparative selected operations data:

	2007	2006	2005

Revenue	$41,292	$7,666	$11,683
Operating expenses	47,373	8,569	12,715

Loss from operations	(6,081)	(903)	(1,032)
Other income (expense), net	(1,269)	340	348

Loss before income taxes	$(7,350)	$(563)	$(684)

          Ocwen Recovery Group’s results for 2007 have been impacted by our acquisition of NCI on June 6, 2007. NCI’s primary source of revenue is fees for collections on behalf of credit card issuers and other consumer credit providers on a contingency basis. For the period June 6, 2007 through December 31, 2007, NCI incurred a pre-tax loss of $3,716. Revenues for the 2007 period were $35,978 and operating expenses were $38,400. Assets of NCI included in this segment at December 31, 2007 were $65,863, including $53,260 of goodwill and intangibles. Liabilities of NCI included in this segment at December 31, 2007 were $6,440. In September 2007, we repaid the $27,500 of debt that we had incurred to fund the acquisition of NCI.

Residential Origination Services

Comparative selected balance sheet data:

	December 31,

	2007	2006

Subordinate and residual trading securities	$7,016	$64,576
Loans held for resale	75,240	99,064
Other	31,697	31,161

Total assets	$113,953	$194,801

Lines of credit and other secured borrowings	46,472	92,242
Other	5,354	5,464

Total liabilities	$51,826	$97,706

           Subordinate and Residual Trading Securities. We acquired residual securities directly from third parties or retained them in connection with loan securitization transactions. The $57,560 decrease in subordinate and residual securities during 2007 was primarily due to declines in fair value that reflect conditions in the subprime mortgage market, our sale of the UK residuals, which had a value of $20,728 at December 31, 2006, and the receipt of cash distributions on other securities. Unrealized losses on subordinate and residual trading securities were $29,031 in 2007.

          Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. The weighted average remaining life of these securities was 1.34 years at December 31, 2007. The anticipated effective yield to maturity as of December 31, 2007 based on the purchase price, actual cash flows received to date and the current estimate of future cash flows under the assumptions used in valuing the securities was 23.23% as compared to 25.12% at December 31, 2006.

          Loans Held for Resale. Loans held for resale represent single-family residential loans originated or acquired by our Residential Origination Services segment that we do not intend to hold until maturity. The carrying value of these loans amounted to $75,240 and $99,064 at December 31, 2007 and 2006, respectively. The balances at December 31, 2007 and 2006 are net of market valuation allowances of $21,155 and $13,794, respectively. Loans held for resale at December 31, 2007 and 2006 include non-performing loans with a carrying value of $31,998 and $55,714, respectively.

          The loans at December 31, 2007 are comprised of those remaining from our subprime origination operation, which we closed in January 2007, and those acquired as a part of our whole loan purchase and securitization activities. The $23,824 decline in carrying value during 2007 is primarily due to principal payments, charge-offs, foreclosures and an increase in market valuation allowances as a result of declining values, partially offset by the origination of loans pursuant to commitments that existed at December 31, 2006 and the repurchase of loans that were sold in 2006. There were no loan sales during 2007. As of December 31, 2007, we had no outstanding commitments to fund subprime loans, and we do not anticipate any additional loan repurchases related to our subprime origination operation.

          Effective in the third quarter of 2007, we discontinued our program under which we originated loans in response to requests from Residential Servicing customers to refinance their mortgages. At December 31, 2006, loans held for resale included $11,652 of such loans.

          Lines of Credit and Other Secured Borrowings. Our borrowings under lines of credit and other secured borrowing consisted principally of amounts borrowed under repurchase agreements to fund the purchase or origination of loans held for resale and the purchase of residual trading securities. The decline in borrowing of $45,770 during 2007 was primarily due to declines in the assets that serve as collateral for this debt due to repayment of principal and declines in the market value of pledged securities, loans and real estate. See Note 17 to our Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

Comparative selected operations data:

	2007	2006	2005

Revenue:
Process management fees	$71,377	$69,600	$65,776
Other	1,175	1,344	255

Total revenue	72,552	70,944	66,031

Operating expenses:
Compensation and benefits	13,959	24,969	16,357
Servicing and origination	29,247	24,833	24,049
Technology and communication	7,638	9,177	9,924
Professional services	1,052	6,880	3,560
Occupancy and equipment	2,209	3,070	2,226
Other operating expenses	16,924	15,736	20,546

Total operating expenses	71,029	84,665	76,662

Income (loss) from operations	1,523	(13,721)	(10,631)

Other income (expense):
Interest income:
Subordinate and residual trading securities	9,907	14,539	11,778
Loans held for resale	10,441	24,656	4,642
Other	137	228	325

Total interest income	20,485	39,423	16,745
Interest expense	(7,907)	(19,195)	(6,768)
Gain (loss) on trading securities	(3,379)	2,691	(7)
Loss on loans held for resale, net	(8,467)	(5,684)	(4,380)
Other, net	2,571	2,388	1,850

Total other income, net	3,303	19,623	7,440

Income (loss) before income taxes	$4,826	$5,902	$(3,191)

          Process Management Fees. The principal components of process management fees relate to our fee-based loan processing services as follows:

	2007	2006	2005

Residential property valuation	$30,777	$26,603	$29,122
Title services	13,834	10,470	4,642
Outsourcing services	11,242	10,461	11,265
Mortgage due diligence	8,153	11,604	9,161
Loan refinancing	3,434	8,428	6,078
Other	3,937	2,034	5,508

	$71,377	$69,600	$65,776

          In spite of the decline in loan origination activity in 2007, fees from residential property valuations and title services increased as a result of rising delinquencies and foreclosures. Mortgage due diligence fees declined in 2007 due to the decline in originations and the nonrenewal of a contract that was not profitable. The decline in loan refinancing fees in 2007 reflects a decline in loan prepayments and our decision in the third quarter to discontinue our program under which we originated loans in response to requests from Residential Servicing customers to refinance their mortgages.

          Compensation and Benefits Expense. Compensation and benefits expense include our subprime loan origination operation, which we decided to close in January 2007. Compensation and benefits expense related to this operation amounted to $465 and $6,501 in 2007 and 2006, respectively. In addition, compensation and benefit expenses associated with our mortgage due diligence operation amounted to $5,046, $9,435 and $6,744 in 2007, 2006 and 2005, respectively. The decrease in 2007 largely reflects a decrease in staffing in response to the decline in loan originations and the nonrenewal of a contract that was not profitable. The increase in 2006 was primarily due to increased staffing as a result of building capacity in this business.

          Servicing and Origination Expenses. Servicing and origination expenses consist primarily of costs incurred in connection with providing fee-based loan processing services as follows:

	2007	2006	2005

Residential property valuation	$18,313	$16,229	$19,426
Title services	8,036	4,977	2,302
Loan refinancing	1,355	3,099	2,228
Mortgage due diligence	1,332	338	13
Other	211	190	80

	$29,247	$24,833	$24,049

          Professional Services Expense. Professional services expenses were higher in 2006 primarily due to underwriting fees and other direct costs incurred in connection with loan securitization transactions.

          Other Operating Expenses. Other operating expenses are primarily comprised of overhead allocation charges, provisions for bad debt and charge-offs. Bad debt provisions and loan charge-offs amounted to $8,406, $5,570 and $9,101 in 2007, 2006 and 2005, respectively. Bad debt expense for 2005 includes a charge of $7,238 to recognize the full impairment of our investment in Funding America.

          Interest Income. The $14,215 or 58% decline in interest income on loans held for resale in 2007 as compared to 2006 was largely due to a 51% decrease in the average balance of loans held for resale, primarily as a result of loan sales and securitizations during 2006 and our efforts to reduce non-core subprime mortgage assets. We began winding down our subprime loan origination operation in January 2007 and have also deemphasized loan trading activities in 2007. The increase in interest income on loans held for sale in 2006 as compared to 2005 was largely due to an increase in the average balance of loans held for resale, primarily as a result of the higher volume of loans attributed to our subprime originations operation and acquisitions that closed during 2006 and the latter part of 2005.

          Interest income on subordinate and residual trading securities declined in 2007 primarily as a result of our sale of the UK residuals in the second quarter of 2007. We recognized interest income of $4,034, $11,842 and $10,256 on the UK residuals in 2007, 2006 and 2005, respectively.

          Interest Expense. The $11,288 or 59% decline in interest expense in 2007 was primarily the result of reduced funding requirements on loans held for resale, the average balance of which declined 51% during 2007. The average outstanding balance of lines of credit and other secured borrowings utilized by Residential Origination Services during 2007 declined by 65% as compared to 2006. The increase in interest expense in 2006 as compared to 2005 reflects the additional funding requirements as a result of the increase in the average balance of loans held for resale. Rising interest rates also contributed to the increase in interest expense in 2006. The majority of our credit facilities bear interest at rates that are adjusted regularly based on 1-Month LIBOR. The average of 1-Month LIBOR was 5.25% in 2007, as compared to 5.09% and 3.39% in 2006 and 2005, respectively.

          Gain (Loss) on Trading Securities. The following table sets forth the unrealized and realized gains (losses) on trading securities:

	2007	2006	2005

Unrealized losses, net	$(29,031)	$(1,558)	$(5,475)
Realized gains, net	25,652	4,249	5,468

	$(3,379)	$2,691	$(7)

          We recognized the majority of the 2007 unrealized losses in the fourth quarter as a result of a significant increase in projected loss assumptions on residential mortgage-backed securities. These projections were released by Standard & Poor’s rating service on February 4, 2008.

          Realized gains in 2007 are primarily comprised of a $25,587 gain from our sale of the UK residuals during the second quarter. In 2006 and 2005, we purchased unrated residual securities related to loans for which we were already the master servicer for the securitizations. As the master servicer, we had the right to collapse the related trusts once the balance of the underlying loans outstanding reached the optional termination amount of 10% of the original amount of loans in the securitization. In the third quarter of both 2005 and 2006, we exercised our call rights and purchased the remaining loans from the trusts. As a result, the over collateralization was remitted to us, and we realized gains on the residual securities that we had purchased of $12,729 and $8,495 in 2006 and 2005, respectively. We purchased the loans, which we classified as loans held for resale, with the intention of securitizing or selling them. Some of the loans that we acquired were nonperforming, and we recorded provisions of $9,012 and $6,476 in 2006 and 2005, respectively, to reduce these nonperforming loans to their market value. This yielded net realized gains of $3,717 and $2,019 in 2006 and 2005, respectively.

          Gain (Loss) on Loans Held for Resale, Net. The components of gain (loss) on loans held for resale, net, are:

	2007	2006	2005

Gain (loss) on sales and securitizations	$1,214	$609	$—
Valuation losses, net	(9,681)	(6,293)	(4,380)

	$(8,467)	$(5,684)	$(4,380)

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

          Valuation losses represent charges that we recorded to reduce loans held for resale to their market values which have declined in 2007 due to the deteriorating conditions in the subprime mortgage market. In addition, we have recorded charge-offs on resolved loans in other operating expenses. These charge-offs totaled $8,204, $4,632 and $1,407 in 2007, 2006 and 2005, respectively.

          Other, Net. Other income for 2007, 2006 and 2005 included $2,199, $1,543 and $872, respectively, of net realized and unrealized gains related to Eurodollar interest rate futures contracts, interest rate swap agreements and credit default swap agreements. These agreements did not qualify for hedge accounting; therefore, we reported all changes in fair value in earnings. All of these agreements either matured or were terminated during 2007. See Note 21 to the Consolidated Financial Statements for additional information on our use of derivative financial instruments.

Corporate Items and Other

Comparative selected balance sheet data:

	December 31,

	2007	2006

Cash	$114,046	$235,449
Trading securities	35,222	75,652
Investment in certificates of deposit	—	72,733
Mortgage servicing rights (Commercial Servicing)	5,360	4,497
Receivables	36,702	26,812
Deferred tax assets, net	178,178	176,135
Goodwill and intangibles	3,423	5,435
Premises and equipment, net	29,500	32,943
Investment in unconsolidated entities	5,745	46,151
Other	20,345	19,021

Total assets	$428,521	$694,828

Lines of credit and other secured borrowings	32,381	$14,371
Debt securities	150,279	150,329
Other	71,002	46,732

Total liabilities	$253,662	$211,432

          Trading Securities. The $40,430 decline in trading securities during 2007 was primarily due to a $46,212 decline in short-term investment grade commercial paper partially offset by a $6,671 increase in investment grade collateralized mortgage obligations. Lower cash collections related to the Residential Servicing business have contributed to the decline in both cash and short-term investment grade securities in 2007.

          Investment in Certificates of Deposit. On August 17, 2007, we redeemed our investment in CDs prior to their maturity in order to meet an unanticipated liquidity need. The cash received from issuer upon redemption was less than the adjusted cost basis of the CDs, resulting in a loss of $8,673. We had acquired the CDs in November 2006 at a discount from the face value. The adjusted cost basis at December 31, 2006 of $72,733 is net of an unaccreted discount of $77,267. Prior to redemption, we were accreting the discount on the CDs to income using the interest method. See Note 6 to the Consolidated Financial Statements for additional information.

          Investment in Unconsolidated Entities. Our investment in unconsolidated entities consists primarily of our 46% equity investment in BMS Holdings. The $40,406 decline in our investment during 2007 is the result of a distribution of $45,894 that we received in February that was equal to our initial investment in BMS Holdings partly offset by equity in earnings of $5,488. For 2006, our equity in earnings of BMS Holdings was $637. The 2007 earnings of BMS Holdings include significant unrealized gains on derivative financial instruments. See Note 14 to the Consolidated Financial Statements for additional details on investment in unconsolidated entities.

          Lines of Credit and Other Secured Borrowings. The $18,010 increase in lines of credit and other secured borrowings during 2007 is the result of two new borrowings partly offset by our repayment of the mortgage note collateralized by our loan servicing call center located in Orlando, Florida. In January 2007, we entered into a securities repurchase agreement. The balance outstanding at December 31, 2007 was $28,291 which was secured by $33,171 of investment grade securities. In February 2007, we also entered into a line of credit agreement secured by commercial MSRs and advances. As of December 31, 2007, we had borrowed $4,090 under this agreement. The mortgage note, which had an outstanding balance of $14,371 at December 31, 2006, was repaid in December 2007 as part of a sale-leaseback transaction involving our customer service and collection facility in Orlando, Florida. See Note 17 to the Consolidated Financial Statements for additional details on lines of credit and other secured borrowings.

          Debt Securities. Debt securities consisted of the following at December 31:

	2007	2006

3.25% Contingent Convertible Senior Unsecured Notes due August 1, 2024	$96,900	$96,900
10.875% Capital Securities due August 1, 2027	53,379	53,429

	$150,279	$150,329

          See Note 19 to the Consolidated Financial Statements for additional details regarding the Convertible Notes and Capital Securities.

          Other Liabilities. Other liabilities are generally comprised of accruals for incentive compensation awards, audit fees, legal matters, other operating expenses and interest on debt securities, as well as customer deposits held by BOK. At December 31, 2007, other liabilities also includes a financing obligation of $24,515 which represents the sales proceeds received in connection with the sale-leaseback transaction whereby we sold and immediately leased back our customer service and collection facility in Orlando, Florida. This transaction did not qualify for sale-leaseback accounting because of our continuing involvement in the form of a significant sublease and a collateral deposit securing a letter of credit that guarantees our lease payments. As a result, we have accounted for the transaction as a financing. We are continuing to depreciate the building, which had a net book value of $19,020 at December 31, 2007. See Note 31 to the Consolidated Financial Statements for additional details regarding the lease and sublease.

Comparative selected operations data:

	2007	2006	2005

Revenue	$11,761	$9,354	$17,795
Operating expenses	12,407	18,809	20,784

Loss from operations	(646)	(9,455)	(2,989)

Other income (expense):
Interest income	8,014	7,698	7,483
Interest expense	(5,570)	(3,881)	(8,466)
Gain (loss) on trading securities	(3,284)	(679)	17
Gain (loss) on debt repurchases	(3)	25	4,258
Equity in earnings of unconsolidated entities (BMS Holdings)	5,488	637	—
Other, net	(9,053)	2,083	4,592

Other income (expense)	(4,408)	5,883	7,884

Income (loss) before income taxes	$(5,054)	$(3,572)	$4,895

          Revenue. Revenues primarily represent loan servicing and consulting fees earned by the Commercial Servicing business. Revenues for 2007 also include $1,139 of fees earned by the Affordable Housing business, the majority of which are non-recurring. The decline in revenues in 2006 as compared to 2005 primarily reflects the sale of our Japan servicing operations in 2005, the winding down of our Taiwan servicing operations in 2006 and a decline in our portfolio of domestic primary-serviced commercial assets, an operation we decided to close in 2007. At December 31, 2007, we serviced 973 commercial assets totaling $5,149,977 of which 966 assets totaling $5,114,289 were serviced by our offices in Canada and Germany.

          Operating Expenses. Operating expenses are primarily comprised of costs incurred by the Commercial Servicing business. These expenses have declined primarily as a result of our sale of the Japan servicing operations as well as the winding down of our Taiwan and domestic primary servicing operations. Operating expenses also include costs incurred by the Affordable Housing business which in 2007 included a $964 reversal of a $1,500 litigation accrual that we had established in 2006 in connection with the potential settlement of a contractual dispute.

          Interest Expense. Interest expense for 2005 included interest on customer deposits prior to debanking. We retained a greater amount of interest expense in Corporate Items and Other during the first six months of 2005 reflecting the large cash and investment balances that we were holding in preparation for debanking.

          Other, net. Other, net for 2007 includes the $8,673 loss on our early redemption of CDs during the third quarter. Other, net for 2005 included $1,900 of interest income on federal income tax refund claims and a gain of $1,750 resulting from the sale of our customer deposit liabilities in connection with debanking.

MINORITY INTEREST IN SUBSIDIARIES

          Minority interest of $1,979 and $1,790 at December 31, 2007 and 2006, respectively, primarily represented the 30% investment in GSS held by Merrill Lynch.

STOCKHOLDER’S EQUITY

          Stockholders’ equity amounted to $586,146 at December 31, 2007 as compared to $557,979 at December 31, 2006. The $28,167 increase in stockholders’ equity during 2007 was primarily due to net income of $38,597, compensation of $4,231 related to employee share-based awards and $1,875 related to stock option exercises, partially offset by the repurchase of one million common shares for $14,520, a $1,483 reduction of retained earnings that represents the cumulative effect of adopting FIN 48 and a $1,969 reduction of additional paid-in capital that represents our share of the equity offering costs of OSI and ONL.

          Information regarding purchases we made of our own common stock during 2007 is as follows:

Period	Number of shares	Average Share Price paid	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans

May 1 – May 31	1,000,000	$14.52	—	5,568,900

          We purchased these shares on May 1, 2007 from two entities controlled by a member of OCN’s Board of Directors.

INCOME TAX EXPENSE (BENEFIT)

          Income tax expense (benefit) was $16,610, $(126,377) and $5,815 for 2007, 2006 and 2005, respectively. The 2006 tax benefit primarily reflects the reversal of $155,377 of valuation allowances on our deferred tax assets, including $145,211 in the second quarter, in order to increase the net deferred tax asset to the amount that is more likely than not to be realized in future periods.

          In assessing the amount of the valuation allowance in 2006, we primarily based our determination on the following:

•	Cumulative taxable earnings in recent periods;

•	Positive outlook for future taxable earnings;

•	The disposal of nearly all of our non-core assets.

          Excluding the effect of the reversal of valuation allowances, our effective tax rate was 29.38%, 25.36% and 28.61% for 2007, 2006 and 2005, respectively. Income tax expense (benefit) on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes, low-income housing tax credits and changes in the valuation allowance. See Note 22 to our Consolidated Financial Statements for a reconciliation of taxes at the statutory rate to actual income tax expense (benefit).

          Our effective rate for 2006 excludes the impact of the reversal of the valuation allowance but includes a reduction of 10.83% for the anticipated use of tax credits during that year. No such benefit is included in our effective tax rate for 2007 because we reversed the valuation allowance against our deferred tax assets during the second quarter of 2006. Our effective tax rate for 2007 includes a benefit of approximately 3.32% associated with the recognition of certain foreign deferred tax assets and 5.23% associated with certain provision-to-return reconciling items recognized in the fourth quarter. These reconciling items are a result of certain estimates we used in our 2006 year-end tax provision for which we obtained additional information as part of the tax return preparation process.

LIQUIDITY AND CAPITAL RESOURCES

          Our primary sources of funds for liquidity are:

•	Match funded liabilities

•	Lines of credit and other secured borrowings

•	Servicing fees, including float earnings

•	Payments received on loans held for resale

•	Payments received on trading securities

•	Debt securities

          Our primary uses of funds are funding of servicing advances, purchases of MSRs, the payment of interest and operating expenses and the repayment of borrowings. Our funding needs related to loan originations have declined significantly in 2007 as the result of our decision to close our subprime loan origination business. We closely monitor our liquidity position and ongoing funding requirements, and we invest available funds in short-term investment grade securities. At December 31, 2007, we had $113,047 of unrestricted cash, which represented 5% of total assets. We also had $34,876 of investment grade securities at December 31, 2007, of which $33,171 were sold under agreements to repurchase. Total cash and investment grade securities comprised 6% of total assets at December 31, 2007, as compared to 16% at December 31, 2006.

          We maintain and grow our Residential Servicing business primarily through the purchase of servicing rights or by entering into subservicing agreements. Servicing rights entitle us to earn servicing fees and other types of ancillary income, but they also impose on us various obligations as the servicer. Among these are the obligations to advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance and various other items that are required to preserve the assets being serviced. Most of our servicing agreements require that we remit contractual principal and interest payments to the securitization trusts even if the serviced loans are delinquent. In addition, we are required to pay property taxes and insurance on mortgaged properties even if funds from the borrowers are not available to meet these obligations. We also are required to use our own funds to process loan foreclosures and to maintain, repair and market properties held on behalf of the securitization trusts because of foreclosures. As a result, rising delinquencies and declining prepayments in 2007 resulted in the balances of our advances growing at a faster rate than our servicing portfolio.

          We currently use diversified sources of financing, including match funded lending agreements and secured credit facilities with various lenders and syndicates. Even though these arrangements recognize that advances have minimal credit risk due to their highest repayment priority in our servicing agreements, a financing discount is applied to the fair value of the advances and mortgage servicing rights that we pledge as collateral. As a result, we must use internally generated cash to fund the financing discount associated with such servicing assets. In 2007, the amount that we funded internally increased largely because of the growth in advances. Furthermore, there was an increase in advances associated with loans and/or securitizations that do not qualify for financing under the advance facility to which they are pledged.

          We anticipated the recent turmoil in the subprime lending market and in 2007, took steps to expand our existing credit facilities and to establish new facilities in order to meet increased demands for liquidity in our Residential Servicing operations. Maximum borrowing capacity of the Residential Servicing segment was $1,585,000 at December 31, 2007, an increase of $720,000 as compared to December 31, 2006. However, as a result of declines in loans held for resale and residual trading securities, the increase in total borrowing capacity in 2007 was $471,018. As we anticipated, rising delinquencies and declining prepayment speeds have resulted in increases in advances, increased interest expense related to advance financing, lower float balances and float income and revenue growth that has lagged behind the growth of our servicing portfolio. Delinquencies delay the collection of fees including servicing fees and late fees. Rising delinquencies also reduce the volume of loan payment collections from borrowers relative to the size of the servicing portfolio which results in relatively lower float balances and float income on such balances.

          Although we have been successful in negotiating increases in our sources of debt, our ability to sustain and grow our Residential Servicing business depends in part on our continuing success in maintaining and expanding sources of financing to fund servicing advances and in maintaining an average financing discount on advances and MSRs at or near the current levels. Two of our match funded advance facilities that are rated by one or more rating agencies are subject to increases in the financing discount if deemed necessary by any agency in order to maintain the minimum rating required for the facility. Our senior secured credit facility is the only source of debt that is currently available to fund the purchase of MSRs. If we cannot replace or renew these sources as they mature or obtain additional sources of financing, we may be unable to acquire new servicing rights or make the associated advances.

          Although the market for advance financing has further tightened in 2008, we expanded one of our match funded facilities in the first quarter of 2008. On February 12, 2008, we renewed and expanded the borrowing capacity under our match funded facilities from $140,000 to $200,000. We intend to renew or extend a $200,000 match funded advance facility prior to the beginning of its amortization period in March 2008.

          We are also in discussions with two banks regarding adding borrowing capacity to an existing match funded advance facility or creating a new match funded advance facility to provide added capacity if advances continue to grow, or if one or more of the facilities scheduled to amortize this year fails to renew in a timely manner. There is a practical limit on our ability to finance operations and growth through the addition of debt, because some of our existing debt covenants limit our ability to incur additional debt beyond a certain level in relation to our equity and require that we maintain minimum levels of liquid assets and unused borrowing capacity, among other requirements. As a result of such limitations, if we were to close all the new match funded advance facilities and renew all existing facilities, we would still be unable to fully utilize our total available borrowing capacity. As a result, taking operational steps to limit the growth of advances is also important.

          Due in part to the initiatives that we implemented late in 2007, the rate of growth in our advances and delinquency rates has slowed through February 2008, relative to the rate of growth experienced in the latter half of 2007. At February 29, 2008, total Residential Servicing advances were $1,495,420 as compared to $1,411,977 at December 31, 2007. At February 29, 2008, the percentage of the UPB our Residential Servicing portfolio representing nonperforming loans was 21% as compared to 20% at of December 31, 2007. Loan modifications have increased, and within the parameters provided by our pooling and servicing agreements, we expect to continue to modify loans when it is in the best interest of our investors to do so. We also expect to more effectively market and price the foreclosed real estate in our Residential Servicing portfolio. In 2008, we expect that prepayment speeds will remain at or near current levels and that the growth rate of delinquencies and advances will continue to decrease. However, if prepayment speeds further decrease in 2008, or if the success of the loan modification programs diminishes, advances on the existing servicing portfolio will increase.

          Although the rate of growth of servicing advances has slowed and is expected to continue to slow, we expect total servicing advances to continue to increase and reach approximately $1,650,000 before balances begin to decrease in the second half of 2008. In order to fund this projected level of servicing advances, we will need to renew, replace or extend our $200,000 advance financing line that is scheduled to go into amortization in March 2008 and our $355,000 secured line of credit prior to its maturity date in August 2008. Based on our active negotiations, we expect to renew or extend the $200,000 advance financing line prior to the amortization date in March 2008. We expect to renew our secured line of credit prior to its August 2008 maturity date. We are also in active negotiations to secure additional advance financing capacity totaling $450,000 which we expect to close during the second quarter of 2008. If we are unable to renew our existing facilities and/or obtain additional borrowing capacity, we may need to consider more aggressively selling non-core assets, issuing subordinated debt or obtaining additional equity capital.

          In the table below, we provide the amortization dates and maturity dates for each of our credit facilities as of December 31, 2007. The amortization date is the date on which the revolving period ends under our advance facilities and repayment of the outstanding balance must begin if the facility is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. After the amortization date, all collections that represent the repayment of advances that have been financed through the facility must be applied to reduce the balance outstanding under the facility, and any new advances under the securitizations pledged to the facility are ineligible to be financed. In order for us to maintain liquidity, advances under facilities that have entered their amortization period and have not been renewed must be repaid and pledged to another facility.

Our credit facilities are summarized as follows at December 31, 2007:

	Amortization Date	Maturity	Maximum Borrowing Capacity (1)	Unused Borrowing Capacity	Balance Outstanding

Residential Servicing:
Match funded liability (2)	Dec. 2007 –Mar. 2009	Nov. 2013 –Mar. 2014	$640,000	$81,410	$558,590
Match funded liability (3)	Feb. 2009	Jan. 2008	140,000	248	139,752
Match funded liability (4)	Mar. 2008	Mar. 2011	200,000	25,419	174,581
Match funded liability (5)	Mar. 2009	Dec 2013	250,000	125,962	124,038
Secured line of credit (6)	Aug. 2008	Aug. 2008	355,000	94,024	260,976

			1,585,000	327,063	1,257,937

Ocwen Recovery Group:
Senior Notes	N/A	Jan. 2008	—	—	147

Residential Origination Services:
Repurchase agreement (7)	N/A	Mar. 2008	50,000	3,657	46,343
Repurchase agreement (8)	N/A	Apr. 2036	—	—	129

			50,000	3,657	46,472

Corporate Items and Other:
Secured line of credit	N/A	Aug. 2008	11,018	6,928	4,090
Repurchase agreement (8)	N/A	—	—	—	28,291
Convertible Notes	N/A	Aug. 2024	—	—	96,900
Capital Securities	N/A	Aug. 2027	—	—	53,379

			11,018	6,928	182,660

Total borrowings			1,646,018	337,648	1,487,216
Fair value adjustment (2)			—	—	4,442

			$1,646,018	$337,648	$1,491,658

1) Borrowing capacity under a secured advance facility may only be utilized to the extent that underlying collateral is available to be pledged to that financing facility.

2) The $165,000 fixed-rate term note issued in 2006 is carried on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established through the use of an interest rate swap. Maximum borrowing through the variable funding note issued under this facility increased from $100,000 to $200,000 as a result of an amendment negotiated in April 2007. In November 2007, we extended the maturity of the variable funding note for an additional year to November 2013 and increased the maximum borrowing from $200,000 to $300,000.

3) In January 2007, we reduced the borrowing capacity from $125,000 to $90,000 and extended the maturity by one year to January 2008. In October 2007, maximum borrowing under this facility was increased from $90,000 to $140,000. Subsequently, on February 12, 2008, we negotiated a further increase in the maximum borrowing to $200,000 and extended the stated maturity to February 2011.

4) In September 2007, we executed a servicing advance securitization and issued a variable funding note under which we may borrow a maximum of $200,000. We intend to renew or extend this facility. The interest rate increased from 1-Month LIBOR plus 80 basis points to 1-Month LIBOR plus 200 basis points on November 1, 2007 and to 1-Month LIBOR plus 500 basis points on January 1, 2008.

5) In December 2007, we executed a servicing advance securitization and issued a variable funding note under which we may borrow a maximum of $250,000. The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 150 basis points. This rate approximated 1-Month LIBOR plus 150 basis points.

6) In August 2007, the maturity of this agreement was extended to August 2008 and the maximum borrowing capacity was increased from $300,000 to $355,000. We intend to downsize this facility to $300,000 if, and when, a larger facility currently under ratings agency review is issued.

7) This agreement is secured by “A” rated securities issued in connection with the transfer of loan and real estate collateral to OREALT, a bankruptcy remote VIE that we consolidate. We expect to market these securities to third parties as the credit markets begin to stabilize.

8) This agreement has no stated credit limit or maturity; however, each transaction matures and is renewed monthly.

          Certain of our credit facilities require that we maintain minimum liquidity levels, and we are in compliance with these requirements.

          A number of our credit agreements mature at various dates during the next twelve months. At December 31, 2007, we had an aggregate balance of $451,308 outstanding under agreements maturing within one year, subject to possible renewal and extension.

          We have the following anticipated uses of cash:

•	Cash requirements to fund increases in advances, the acquisition of additional servicing rights and the cash needs of our existing operations; and

•	Our commitment to invest an additional $76,487 in asset management vehicles.

          In addition to the anticipated uses of cash identified above, and to the extent we have available funds, we will also consider additional strategic investments similar to OSI and NPL, additional acquisitions and additional common share repurchases. We may also evaluate the retirement of our 10 7/8% Capital Securities which became redeemable in whole or in part at our option beginning August 1, 2007 at a redemption price of 105.438%. From time to time, we may also repurchase our 3.25% Convertible Notes on the open market.

          During the second half of 2007, disruption in global capital markets and increased funding requirements for servicing advances due to rising delinquencies and declining prepayments have negatively impacted our liquidity position. In response to these events, we have increased borrowing capacity for servicing advances and have developed plans to ensure sufficient liquidity throughout 2008. These plans include renewing or replacing our existing financing facilities (identified in Notes 16 and 17 to our Consolidated Financial Statements) that either enter amortization or mature in 2008; reducing the growth of servicing advances by implementing operational changes such as increased use of loan modifications; closing new advance financing facilities, selling non-core assets; and evaluating issuing subordinated debt or preferred stock.

          Although successful execution cannot be guaranteed, management believes that the plans are sufficient to meet liquidity requirements for the next twelve months. We expect to comply with all financial covenants during that time. If we are unable to successfully implement these plans, or if unanticipated market factors emerge, it could have a material adverse impact upon our business, results of operations and financial position.

          Cash and investment grade securities totaled $149,119 at December 31, 2007 as compared to $311,567 at December 31, 2006.

          Significant uses of funds for 2007 included the following:

•	The principal funding requirements of our Residential Servicing operations totaled $815,272 and consisted of:

o	Increase in advances and match funded advances	$524,400
o	Reduction of servicer liabilities	$179,065
o	Purchase of mortgage servicing rights	$111,807

•	Purchase of NCI for $48,918, net of cash acquired

•	Investment in asset management vehicles of $73,513

•	Repurchase of 1,000,000 shares of our common stock for $14,520

          Significant sources of funds for 2007 included the following:

•	Net borrowings under match funded advance financing facilities and lines of credit of $515,560

•	Proceeds from early redemption of CDs of $66,260

•	Distribution from BMS Holdings of $45,894

•	Proceeds from the sale of the UK residuals of $44,607

          Our operating activities provided (used) $(512,044), $391,781 and $(328,174) of cash flows during 2007, 2006 and 2005, respectively. The decline in net cash flows from operating activities in 2007 as compared to 2006 primarily reflects a significant reduction in proceeds from the sale and securitization of loans held for resale and increased funding requirements of the Residential Servicing business. These reductions were somewhat offset by a decline in net cash used by trading activities. Loans held for resale provided (used) cash of $3,485, $633,205 and $(551,037) during 2007, 2006 and 2005, respectively. The reason for this change is that in 2007 we decided to shut down our subprime origination business and de-emphasize our loan purchase and securitization activities. The funding requirements of our Residential Servicing business are reflected in the decrease in servicer liabilities and increase in servicing advances which collectively used $703,465 of cash in 2007. These same items used $210,609 and $66,089 of cash during 2006 and 2005, respectively. This change resulted from declining prepayment speeds and rising delinquencies. Trading activities provided (used) net cash of $96,246, $(199,477) and $99,842 in 2007, 2006 and 2005, respectively. This change is due to the maturity of short-term investment grade securities as a result of a decline in excess funds available to invest in such securities and the receipt of $44,607 from the sale of the UK residuals. The net cash flows provided by operating activities in 2006 largely reflect the sale and securitization of loans held for resale, a significant portion of which were acquired in 2005. Although net income for 2006 increased by $191,445, it included a tax benefit of $126,377 primarily reflecting the reversal of $155,377 of deferred tax asset valuation allowances.

          Our investing activities used cash flows totaling $122,957, $261,504 and $104,796 during 2007, 2006 and 2005, respectively. In 2007, purchases of mortgage servicing rights of $113,502, investments in asset management entities totaling $73,513 and net cash paid to acquire NCI of $48,918 were partially offset by $66,260 of cash received from our early redemption of CDs and the return of $45,894 that we had originally invested in BMS Holdings in 2006. Investing activities for 2006 consisted primarily of purchases of mortgage servicing rights of $141,741, a $72,424 investment in CDs and $45,894 used to acquire a 46% equity interest in BMS Holdings. Investing activities for 2005 consisted primarily of purchases of mortgage servicing rights totaling $113,946.

          Our financing activities provided (used) cash flows of $512,663, $(163,307) and $159,690 during 2007, 2006 and 2005, respectively. Cash flows provided by financing activities in 2007 reflect net proceeds from match funded liabilities and lines of credit of our Residential Servicing business totaling $529,292 which were primarily related to increased borrowings on servicing advances. Cash flows used by financing activities in 2006 primarily reflect a $438,327 net decrease in lines of credit and other secured borrowings used to finance loans held for resale offset in part by $308,135 of net borrowings under Residential Servicing match funded liabilities and lines of credit. Cash flows provided by financing activities in 2005 include $530,569 of net cash we received under agreements to finance the purchase of loans held for resale offset by a $376,591 decline in deposits and $70,445 paid to repurchase debt securities. The decline in deposits in 2005 resulted from maturing certificates of deposit and the cash payment in connection with our sale of our customer deposits as part of debanking.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

          The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of December 31, 2007 based on maturities and payment due dates:

	Note (1)	Less Than One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total (5)

3.25% Convertible Notes (2)	19	$—	$—	$—	$96,900	$96,900
10.875% Capital Trust Securities (3)	19	—	—	—	53,379	53,379
Capital leases	31	1,290	1,783	5	—	3,078
Operating leases	31	7,426	12,046	7,044	17,506	44,022
Lines of credit and other secured borrowings (4)	17	339,847	—	—	129	339,976

		$348,563	$13,829	$7,049	$167,914	$537,355

(1) See respective Notes to our Consolidated Financial Statements.

(2) The Convertible Notes will mature on August 1, 2024. However, beginning August 1, 2009, we may redeem all or a portion of the notes for cash for a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any. Holders may also require us to repurchase all or a portion of their notes for cash on August 1, 2009, August 1, 2014 and August 1, 2019 or upon the occurrence of a “fundamental change” at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. A “fundamental change” is a change of control or a termination of trading in our common stock. Expected annual interest on the Convertible Notes is $3,896.

(3) Expected annual interest on the Capital Trust Securities is $5,808.

(4) Actual interest on lines of credit and other secured borrowings was $20,661 in 2007. Future interest could vary depending on utilization and changes in LIBOR and spreads.

(5) We have excluded match funded liabilities of $1,001,403 from the contractual obligation table above because it represents non-recourse debt that has been collateralized by match funded advances which are not available to satisfy general claims against OCN. Holders of the notes issued by the SPEs have no recourse against any assets other than the match funded advances that serve as collateral for the securitized debt. Actual interest on match funded liabilities was $41,541 in 2007. Future interest could vary depending on utilization and changes in LIBOR and spreads.

          We believe that we have adequate resources to meet all contractual obligations as they come due.

Off-Balance Sheet Arrangements

          In the normal course of business, we engage in transactions with a variety of financial institutions and other companies that are not reflected on our balance sheet. In addition, through our investment in subordinate and residual securities, we provide credit support to the senior classes of securities. We are subject to potential financial loss if the counterparties to our off-balance sheet transaction are unable to complete an agreed upon transaction. We seek to limit counterparty risk through financial analysis, dollar limits and other monitoring procedures. We have also entered into non-cancelable operating leases and have committed to invest up to an additional $76,487 in asset management vehicles.

          Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate and credit risks. The notional amounts of our derivative contracts do not reflect our exposure to credit loss.

          Involvement with SPEs. We use SPEs for a variety of purposes but principally in the securitization of mortgage loans and in the financing of our servicing advances.

          Our securitizations of mortgage loans have been structured as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and the SPEs to which we have transferred the mortgage loans are qualifying special purpose entities (“QSPEs”) under SFAS No. 140 and are therefore not subject to consolidation. We have retained both subordinated and residual interests in these QSPEs. Where we are the servicer of the securitized loans, we generally have the right to repurchase the mortgage loans from the QSPE when the costs exceed the benefits of servicing the remaining loans.

          We generally use match funded securitization facilities to finance our servicing advances. The SPEs to which the advances are transferred in the securitization transaction are included in our consolidated financial statements either because the transfer did not qualify for sales accounting treatment or because the SPE is not a QSPE and we have the majority equity interest in the SPE or we are the primary beneficiary where the SPE is also a VIE. The holders of the debt of these SPEs can look only to the assets of the SPEs for satisfaction of the debt and have no recourse against OCN.

          VIEs. In addition to certain of our financing SPEs, we have invested in a number of other VIEs, primarily in connection with purchases of whole loans. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our consolidated financial statements.

          See Notes 1, 21 and 31 to our Consolidated Financial Statements for additional information regarding off-balance sheet arrangements.

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and expands disclosures about fair value measurement. The FASB also issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” in February 2007, which gives entities the option to report at fair value many financial instruments and other items that are not currently required to be reported at fair value. The effective date for SFAS No. 157 and SFAS No. 159 is the first fiscal year that begins after November 15, 2007 (the year beginning January 1, 2008 for OCN). The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our consolidated balance sheet or consolidated statement of operations, but the implementation of SFAS No. 157 will require additional disclosures. Upon adoption of SFAS No. 159 on January 1, 2008, we did not elect the fair value option for any financial instrument we do not currently report at fair value.

          For additional information regarding these and other recent accounting pronouncements, see Note 1 to our Consolidated Financial Statements.

The ASF Framework and Subprime ARM Loans

          In December 2007, the American Securitization Forum (“ASF”) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (the “ASF Framework”). The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention efforts (including refinancings, forbearances, workout plans, loan modifications, deeds-in-lieu and short sales or short payoffs) for certain subprime adjustable rate mortgage (“ARM”) loans.

          While there is no standard definition for subprime loans, we generally consider loans to borrowers with a credit score of less than 670 to be subprime. Lenders typically assess higher interest rates and additional fees on subprime loans in order to compensate for the increased credit risk associated with this type of loan.

          The Framework applies to all first-lien subprime ARM loans that have a fixed rate of interest for an initial period of 36 months or less, are included in securitized pools, were originated between January 1, 2005, and July 31, 2007, and have an initial interest rate reset date between January 1, 2008, and July 31, 2010 (“ASF Framework Loans”).

          The Framework categorizes the population of ASF Framework Loans into three segments. Segment 1 includes loans where the borrower is current and is likely to be able to refinance into any available mortgage product. Segment 2 includes loans where the borrower is current, is unlikely to be able to refinance into any readily available mortgage industry product and meets certain defined criteria. Segment 3 includes loans where the borrower is not current, as defined, and does not meet the criteria for Segments 1 or 2.

          ASF Framework Loans in Segment 2 of the Framework are eligible for “fast-track” modification under which the interest rate will be kept at the existing initial rate, generally for five years following the interest rate reset date. The goal of the ASF Framework is to reduce the number of U.S. subprime residential mortgage borrowers who might default because the borrowers cannot afford to pay the increased interest rate on their loans after their subprime residential mortgage variable loan rate resets.

          In January 2008, the SEC’s Office of Chief Accountant (the “OCA”) issued a letter (the “OCA Letter”) addressing accounting issues that may be raised by the ASF Framework. The OCA Letter expressed the view that if a Segment 2 subprime ARM loan is modified pursuant to the ASF Framework and that loan could legally be modified, the OCA will not object to the continued status of the transferee as a QSPE under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). The OCA requested that the FASB immediately address the issues that have arisen in the application of the QSPE guidance in SFAS No. 140.

          We may make loan modifications in accordance with the ASF Framework in 2008 but do not expect them to have a material effect on our accounting for subprime residential mortgage loans or securitizations or retained interests in securitizations of subprime residential mortgage loans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

          Market risk includes liquidity risk, interest rate risk, prepayment risk and foreign currency exchange rate risk. Market risk also reflects the risk of declines in the valuation of trading securities, MSRs and in the value of the collateral underlying loans.

          We are exposed to liquidity risk primarily because of the highly variable daily cash requirements to support the Residential Servicing business including the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. In general, we finance our operations through operating cash flows and various other sources including match funded agreements, secured lines of credit and repurchase agreements.

          We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or different bases, than our interest-earning assets. Our Residential Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At December 31, 2007, we had residential servicing advances of $1,418,984 consisting of advances on loans serviced for others of $292,887 and match funded advances on loans serviced for others of $1,126,097.

          We are also exposed to interest rate risk because earnings on float balances are affected by short-term interest rates. These float balances, which are not included in our financial statements, amounted to approximately $356,700 at December 31, 2007 and averaged approximately $677,200 for the year 2007. We report these earnings as a component of servicing and subservicing fees. Partially offsetting this risk is the fact that a large component of our outstanding debt is variable rate debt. Therefore, declining rates will also reduce our interest expense for that financing. At December 31, 2007, the combined balance of our match funded liabilities, debt securities, lines of credit and other secured borrowings totaled $1,491,658. Of this amount $1,171,790, or 79%, was variable rate debt, for which debt service costs are sensitive to changes in interest rates, and $319,868 was fixed rate debt. We have entered into interest rate swap agreements to convert the interest rate on $165,000 of our fixed rate debt to variable.

          Our balance sheet at December 31, 2007 included interest-earning assets totaling $217,417, including $34,876 of investment grade securities and $75,240 of loans held for resale.

          Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of MSRs. As of December 31, 2007, the carrying value and estimated fair value of our residential mortgage servicing rights were $191,935 and $271,108, respectively.

          We face little market risk with regard to our advances and match funded advances on loans serviced for others. This is because we are obligated to fund advances only to the extent that we believe that they are recoverable and because advances generally are the first obligations to be satisfied when a securitization trust disburses funds. We are indirectly exposed to interest risk by our funding of advances because approximately 80% of our total advances and match funded advances are funded through borrowings, and most of the debt is variable rate debt.

          We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged.

Impact of Changes in Interest Rates on the Net Value of Interest Rate-Sensitive Financial Instruments

          We perform an interest rate sensitivity analysis of our portfolio of MSRs every quarter. We currently estimate that the fair value of the portfolio decreases or increases by approximately 3.39% and 3.12%, respectively, for every 50 basis point increase or decrease in interest rates. This sensitivity analysis is limited in that it was performed at a particular point in time; only contemplates certain movements in interest rates; does not incorporate changes in interest rate volatility; is subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and does not incorporate other factors that would impact our overall financial performance in such scenarios. We carry MSRs at the lower of amortized cost or fair value by strata. To the extent that fair value were to decline below amortized cost, we would record an impairment charge to earnings and establish a valuation allowance. A subsequent increase in fair value could result in the recovery of some or all of a previously established valuation allowance. However, an increase in fair value of a particular stratum above its amortized cost would not be reflected in current earnings. For these reasons, this interest rate sensitivity estimate should not be viewed as an earnings forecast.

          The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing characteristics, and the fair values of those instruments at December 31, 2007:

	Expected Maturity Date at December 31, 2007 (1)
							Total Balance	Fair Value
	2008	2009	2010	2011	2012	Thereafter

Rate-Sensitive Assets:
Interest-earning cash	$13,091	$—	$—	$—	$—	$—	$13,091	$13,091
Average interest rate	3.64%	—%	—%	—%	—%	—%	3.64%
Trading securities	6,148	332	75	320	435	34,928	42,238	42,238
Average interest rate	17.26%	27.10%	27.73%	20.72%	20.30%	6.12%	8.20%
Loans held for resale (2)	75,240	—	—	—	—	—	75,240	75,240
Average interest rate	10.12%	—%	—%	—%	—%	—%	10.12%
Interest–earning collateral and debt service deposits	86,796	—	—	—	—	—	86,796	86,796
Average interest rate	4.66%	—%	—%	—%	—%	—%	4.66%

Total rate-sensitive assets	$181,275	$332	$75	$320	$435	$34,928	$217,365	$217,365

Rate-Sensitive Liabilities:
Match funded liabilities	$832,144	$—	$169,259	$—	$—	$—	$1,001,403	$1,001,403
Average interest rate	6.94%	—%	5.34%	—%	—%	—%	6.67%
Lines of credit and other secured borrowings	339,976	—	—	—	—	—	339,976	339,976
Average interest rate	6.34%	—%	—%	—%	—%	—%	6.34%
Debt securities	—	96,900	—	—	—	53,379	150,279	121,067
Average interest rate	—%	3.25%	—%	—%	—%	10.88%	5.96%

Total rate-sensitive liabilities	$1,172,120	$96,900	$169,259	$—	$—	$53,379	$1,491,658	$1,462,446

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

(2) The balances are net of market valuation allowances and include non-performing loans.

          The expected maturity of interest rate-sensitive assets and liabilities as of December 31, 2007 and 2006 compare as follows:

	1st Year	2nd Year	3rd Year	4th Year	5th Year	Thereafter	Total

Total rate-sensitive assets:
2007
Amount	$181,275	$332	$75	$320	$435	$34,928	$217,365
Percent of total	83.40%	0.15%	0.03%	0.15%	0.20%	16.07%	100.00%
2006
Amount	$211,990	$8,902	$10,088	$6,674	$5,788	$115,067	$358,509
Percent of total	59.13%	2.48%	2.82%	1.86%	1.61%	32.10%	100.00%

Total rate-sensitive liabilities:
2007
Amount	$1,172,120	$96,900	$169,259	$—	$—	$53,379	$1,491,658
Percent of total	78.57%	6.50%	11.35%	—%	—%	3.58%	100.00%
2006
Amount	$655,887	$—	$96,900	$164,498	$—	$67,800	$985,085
Percent of total	66.58%	—%	9.84%	16.70%	—%	6.88%	100.00%

          Our Investment Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. During 2007, we sold the UK residuals and terminated our remaining British pound currency futures. Also during 2007, the remaining interest rate swaps, Eurodollar interest futures contracts and credit default swaps we had entered into to hedge our exposure to interest rate risk presented by our float earnings, loans held for resale and portfolio of residual and subordinate securities either had matured or were terminated. At December 31, 2007, we had an open interest rate swap with a notional amount of $165,000 hedging our exposure to an increase in the fair value of our fixed-rate match funded note due to declining interest rates. We also had interest rate caps with a notional amount of $250,000 hedging our exposure to rising interest rates related to a variable-rate match funded note issued in December 2007. See Note 21 to our Consolidated Financial Statements for additional information regarding our management of interest rate, credit and foreign currency exchange rate risk.

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

          Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2007, internal control over financial reporting is effective based on criteria established in Internal Control – Integrated Framework issued by the COSO.

          Management has excluded NCI Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired through a purchase business combination in the second quarter of 2007. NCI is a wholly-owned subsidiary whose total assets and total revenues represent 3% and 7%, respectively, of consolidated total assets and consolidated total revenues of OCN as of and for the year ended December 31, 2007.

          The effectiveness of OCN’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

Limitations on the Effectiveness of Controls

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

          There was no information required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K that was not so reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The information contained in our 2008 Proxy Statement under the captions “Election of Directors – Nominees for Director,” “Executive Officers Who Are Not Directors,” “Board of Directors and Corporate Governance – Committees of the Board of Directors – Audit committee”, “Security Ownership of Certain Beneficial Owners and Related Stockholder Matters – Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance – Code of Ethics” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

          The information contained in our 2008 Proxy Statement under the captions “Executive Compensation” and “Board of Directors Compensation” is incorporated herein by reference

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information contained in our 2008 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Related Stockholder Matters – Beneficial Ownership of Common Stock” and “Security Ownership of Certain Beneficial Owners and Related Stockholder Matters – Equity Compensation Plan Information” are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

          The only related person transaction during the last fiscal year was the execution of a Stock Purchase Agreement between OCN and Wishco, Inc. in May of 2007. Wishco is a holding company controlled by Barry N. Wish pursuant to his ownership of 93.0% of Wishco’s common stock. Mr. Wish is the Chairman Emeritus and a director of OCN. Pursuant to the terms of the Stock Purchase Agreement, OCN purchased 1,000,000 shares of common stock of OCN owned by Wishco at a price of $14.52 per share, which was the closing price of OCN common stock on April 27, 2007. The aggregate purchase price for the shares was paid on May 1, 2007, in accordance with the terms of the Stock Repurchase Agreement. This transaction was brought to the attention of the General Counsel, who consulted with the Chairman of the Board of Directors and sought advice of outside counsel. The Chairman informed the Board of Directors of the transaction which was unanimously ratified by the Board of Directors with Barry Wish abstaining from the vote.

          The information contained in our 2008 Proxy Statement under the caption “Board of Directors and Corporate Governance – Independence of Directors” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by this item is included in our 2008 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Certified Public Accounting Firm” and is incorporated herein by reference.

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

3.1	Amended and Restated Articles of Incorporation (3)
3.2	Amended and Restated Bylaws (Submitted herewith)
4.0	Form of Certificate of Common Stock (3)
4.1	Certificate of Trust of Ocwen Capital Trust I (4)
4.2	Amended and Restated Declaration of Trust of Ocwen Capital Trust I (4)
4.3	Form of Capital Security of Ocwen Capital Trust I (included in Exhibit 4.4) (4)
4.4	Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (4)
4.5	Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (included in Exhibit 4.6) (4)
4.6	Form of Guarantee of OCN relating to the Capital Securities of Ocwen Capital Trust I (4)
4.7	Registration Rights Agreement dated as of July 28, 2004, between OCN and Jeffries & Company Inc. (5)
4.8	Indenture dated as of July 28, 2004, between OCN and the Bank of New York Trust Company, N.A., as trustee (5)
10.1*	Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (6)
10.2*	Ocwen Financial Corporation 1998 Annual Incentive Plan (7)
10.3	Compensation and Indemnification Agreement, dated as of May 6, 1999, between Ocwen Asset Investment Corp. (“OAC”) and the independent committee of the Board of Directors (8)
10.4	Indemnity agreement, dated August 24, 1999, among OCN and OAC’s directors (9)
10.5*	Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (9)
10.6	First Amendment to Agreement, dated March 30, 2000 between HCT Investments, Inc. and OAIC Partnership I, L.P. (9)
10.7*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (10)
10.8	Collateral Trust Agreement, dated June 28, 2005, between OCN and the Bank of New York Trust Company, N.A. (11)
10.9	Guaranty, dated June 28, 2005, from OCN to the Guaranteed Parties (11)
10.10	Cash Collateral Agreement, dated June 28, 2005, among OCN, Bank of New York Trust Company, N.A. as collateral Trustee and Bank of New York Trust Company, N.A. as Account Bank (11)
10.11	Stock Purchase Agreement, dated May 5, 2006, between Wishco, Inc. and OCN (12)
10.12*	Ocwen Financial Corporation 2007 Equity Incentive Plan dated May 10, 2007 (13)
10.13	Stock Repurchase Agreement, dated April 30, 2007, among Wishco, Inc., BNW Partners and OCN (14)
11.1	Computation of earnings per share (15)
12.1	Ratio of earnings to fixed charges (filed herewith)
21.0	Subsidiaries (filed herewith)
23.0	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference from a similarly described exhibit included with the Registrant’s Current Report on Form 8-K filed with the Commission on July 26, 1999.

(2)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

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

(5)	Incorporated by reference from the similarly described exhibit included with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(6)

Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-8 (File No. 333-44999), effective when filed with the Commission on January 28, 1998.

(7)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2003 Annual Meeting of Shareholders as filed with the Commission on March 28, 2003.

(8)	Incorporated by reference from OAC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(9)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(10)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(11)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

(12)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the Commission on May 11, 2006.

(13)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2007 Annual Meeting of Shareholders as filed with the Commission on March 30, 2007.

(14)	Incorporated by reference from the similarly described exhibit included with the Registrant’s form 8-K filed with the Commission on May 1, 2007.

(15)	Incorporated by reference from “Note 20 Basic and Diluted Earnings per Share” on pages F- 26 of our Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

By: /s/ William C. Erbey

William C. Erbey
Chairman of the Board and
Chief Executive Officer
(duly authorized representative)

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William C. Erbey	Date:	March 17, 2008

William C. Erbey, Chairman of the Board
and Chief Executive Officer
(principal executive officer)

/s/ Ronald M. Faris	Date:	March 17, 2008

Ronald M. Faris, President and Director

/s/ Martha C. Goss	Date:	March 17, 2008

Martha C. Goss, Director

/s/ Ronald J. Korn	Date:	March 17, 2008

Ronald J. Korn, Director

/s/ William H. Lacy	Date:	March 17, 2008

William H. Lacy, Director

/s/ W. Michael Linn	Date:	March 17, 2008

W. Michael Linn, Director

/s/ W. C. Martin	Date:	March 17, 2008

W.C. Martin, Director

/s/ Barry N. Wish	Date:	March 17, 2008

Barry N. Wish, Director

/s/ David J. Gunter	Date:	March 17, 2008

David J. Gunter, Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)

/s/ Daniel C. O’Keefe	Date:	March 17, 2008

Daniel C. O’Keefe, Vice President
and Chief Accounting Officer
(principal accounting officer)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

December 31, 2007

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2007

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Ocwen Financial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ocwen Financial Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share based compensation in 2006.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded NCI Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired through a purchase business combination in 2007. We have also excluded NCI Holdings, Inc. from our audit of internal control over financial reporting. NCI Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 3% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/ PRICEWATERHOUSE COOPERS LLP

PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 17, 2008

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2007	December 31, 2006

Assets
Cash	$114,243	$236,581
Trading securities, at fair value
Investment grade	34,876	74,986
Subordinates and residuals	7,362	65,242
Investment in certificates of deposit	—	72,733
Loans held for resale, at lower of cost or market value	75,240	99,064
Advances	292,887	324,137
Match funded advances	1,126,097	572,708
Mortgage servicing rights	197,295	183,743
Receivables	79,394	67,311
Deferred tax assets, net	178,178	176,135
Goodwill and intangibles, net	58,301	7,053
Premises and equipment, net	35,572	35,469
Investments in unconsolidated entities	76,465	46,151
Other assets	118,786	48,430

Total assets	$2,394,696	$2,009,743

Liabilities and Stockholders’ Equity
Liabilities
Match funded liabilities	$1,001,403	$510,236
Lines of credit and other secured borrowings	339,976	324,520
Servicer liabilities	204,484	383,549
Debt securities	150,279	150,329
Other liabilities	110,429	81,340

Total liabilities	1,806,571	1,449,974

Minority interest in subsidiaries	1,979	1,790

Commitments and Contingencies (Note 31)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 62,527,360 and 63,184,867 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	625	632
Additional paid-in capital	177,407	186,660
Retained earnings	406,822	369,708
Accumulated other comprehensive income, net of taxes	1,292	979

Total stockholders’ equity	586,146	557,979

Total liabilities and stockholders’ equity	$2,394,696	$2,009,743

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	For the Years Ended December 31,

	2007	2006	2005

Revenue
Servicing and subservicing fees	$379,277	$340,584	$293,382
Process management fees	87,767	78,625	71,914
Other revenues	13,617	12,369	9,839

Total revenue	480,661	431,578	375,135

Operating expenses
Compensation and benefits	106,866	89,295	93,369
Amortization of servicing rights	99,950	110,745	96,692
Servicing and origination	62,938	53,795	61,083
Technology and communications	22,514	24,723	30,175
Professional services	22,972	30,897	25,445
Occupancy and equipment	24,466	19,267	17,513
Other operating expenses	20,364	15,813	22,401

Total operating expenses	360,070	344,535	346,678

Income from operations	120,591	87,043	28,457

Other income (expense)
Interest income	29,651	47,609	24,551
Interest expense	(72,670)	(53,371)	(36,986)
Gain (loss) on trading securities	(6,663)	2,012	10
Gain (loss) on debt repurchases	(3)	25	4,258
Loss on loans held for resale, net	(8,467)	(5,684)	(4,380)
Equity in earnings of unconsolidated entities	4,663	637	—
Other, net	(8,723)	3,956	6,771

Other expense, net	(62,212)	(4,816)	(5,776)

Income from continuing operations before income taxes	58,379	82,227	22,681
Income tax expense (benefit)	16,610	(126,377)	5,815

Income from continuing operations	41,769	208,604	16,866
Loss from discontinued operations, net of taxes	(3,172)	(2,094)	(1,801)

Net income	$38,597	$206,510	$15,065

Basic earnings per share
Income from continuing operations	$0.67	$3.32	$0.27
Loss from discontinued operations	(0.05)	(0.04)	(0.03)

Net income	$0.62	$3.28	$0.24

Diluted earnings per share
Income from continuing operations	$0.62	$2.94	$0.26
Loss from discontinued operations	(0.04)	(0.03)	(0.02)

Net income	$0.58	$2.91	$0.24

Weighted average common shares outstanding
Basic	62,712,076	62,871,613	62,912,768
Diluted	71,458,544	71,864,311	63,885,439

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,

	2007	2006	2005

Net income	$38,597	$206,510	$15,065
Other comprehensive income (loss), net of taxes:

Change in unrealized foreign currency translation income (loss) arising during the year (1)	(34)	1,831	(110)
Less: Reclassification adjustment for foreign currency translation losses (gains) included in net income (2)	347	—	(586)

Net change in unrealized foreign currency translation gain (loss)	313	1,831	(696)

Comprehensive income	$38,910	$208,341	$14,369

(1)	Net of tax benefit (expense) of $21, $(1,076) and $65 for 2007, 2006 and 2005, respectively.

(2)	Net of tax benefit (expense) of $(204) and $344 for 2007 and 2005, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
(Dollars in thousands, except share data)

					Accumulated
					Other
	Common Stock		Additional Paid-in	Retained	Comprehensive
					Income (Loss),
	Shares	Amount	Capital	Earnings	Net of Taxes	Total

Balance at December 31, 2004	62,739,478	627	181,336	148,133	12	330,108
Net income	—	—	—	15,065	—	15,065
Issuance of common stock awards to employees	185,217	2	792	—	—	794
Exercise of common stock options	203,410	2	1,326	—	—	1,328
Excess tax benefits related to share-based awards	—	—	741	—	—	741
Directors’ compensation – Common stock	5,366	—	67	—	—	67
Other comprehensive income, net of taxes	—	—	—	—	(696)	(696)

Balance at December 31, 2005	63,133,471	631	184,262	163,198	(684)	347,407
Net income	—	—	—	206,510	—	206,510
Issuance of common stock awards to employees	77,011	1	660	—	—	661
Exercise of common stock options	972,056	10	9,365	—	—	9,375
Repurchase of common stock	(1,000,000)	(10)	(10,990)	—	—	(11,000)
Purchase of fractional shares in connection with reverse/forward stock split	(1,259)	—	(14)	—	—	(14)
Excess tax benefits related to share-based awards	—	—	1,622	—	—	1,622
Employee compensation – Share-based awards	—	—	1,715	—	—	1,715
Directors’ compensation – Common stock	3,588	—	40	—	—	40
Other comprehensive income, net of taxes	—	—	—	—	1,831	1,831
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(168)	(168)

Balance at December 31, 2006	63,184,867	632	186,660	369,708	979	557,979
Cumulative effect of adoption of FIN 48	—	—	—	(1,483)	—	(1,483)
Net income	—	—	—	38,597	—	38,597
Equity offering costs of unconsolidated entities	—	—	(1,969)	—	—	(1,969)
Issuance of common stock awards to employees	72,723	—	(383)	—	—	(383)
Exercise of common stock options	263,398	3	1,875	—	—	1,878
Expiration of common stock options	—	—	835	—	—	835
Repurchase of common stock	(1,000,000)	(10)	(14,510)	—	—	(14,520)
Excess tax benefits related to share-based awards	—	—	599	—	—	599
Employee compensation – Share-based awards	—	—	4,231	—	—	4,231
Directors’ compensation – Common stock	6,372	—	69	—	—	69
Other comprehensive income, net of taxes	—	—	—	—	313	313

Balance at December 31, 2007	62,527,360	$625	$177,407	$406,822	$1,292	$586,146

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,

	2007	2006	2005

Cash flows from operating activities
Net income	$38,597	$206,510	$15,065
Adjustments to reconcile net income to net cash provided (used) by operating activities
Amortization of servicing rights	99,950	110,745	96,692
Premium amortization (discount accretion) on securities, net	(4,040)	(3,444)	411
Depreciation and other amortization	10,799	12,541	12,812
Provision for bad debts and loan charge-offs	9,565	5,657	6,715
Impairment of investment in Bankhaus Oswald Kruber GmbH & Co. KG	2,012	—	—
Impairment of investment in Funding America, LLC.	—	—	7,238
Loss (gain) on trading securities	6,663	(2,012)	(10)
Loss on loans held for resale, net	8,467	5,684	4,380
Loss on redemption of certificates of deposit	8,673	—	—
Equity in earnings of unconsolidated entities	(4,663)	(637)	—
Reversal of valuation allowance on deferred tax asset	(543)	(155,377)	(4,140)
Loss (gain) on repurchase of debt securities	3	(25)	(4,258)
Excess tax benefits related to share-based awards	(599)	(1,622)	—
Net cash provided (used) by trading activities	96,246	(199,477)	99,842
Net cash provided (used) by loans held for resale activities	3,485	633,205	(551,037)
Increase in advances and match funded advances	(523,602)	(300,024)	(79,765)
Increase in deferred tax asset other than reversal of valuation allowance	(1,500)	(478)	(1,543)
Decrease (increase) in receivables and other assets	(79,105)	3,303	43,310
Increase (decrease) in servicer liabilities	(179,065)	84,657	7,627
Increase (decrease) in other liabilities	(10,838)	(9,087)	23,302
Other	7,451	1,662	(4,815)

Net cash provided (used) by operating activities	(512,044)	391,781	(328,174)

Cash flows from investing activities
Purchase of mortgage servicing rights	(113,502)	(141,741)	(113,946)
Redemption of certificates of deposit	66,260	—	—
Investment in certificates of deposit	—	(72,424)	—
Return of investment in BMS Holdings, Inc.	45,894	459	—
Investment in BMS Holdings, Inc.	—	(45,894)	—
Cash paid to acquire NCI Holdings, Inc., net of cash acquired	(48,918)	—	—
Investment in Ocwen Structured Investments, LLC	(37,500)	—	—
Investment in Ocwen Nonperforming Loans, LLC and related entities	(36,013)	—	—
Additions to premises and equipment, net	(3,947)	(4,401)	(11,283)
Proceeds from sale of affordable housing properties	—	—	6,325
Proceeds from sale of subsidiaries	—	—	9,643
Other	4,769	2,497	4,465

Net cash used by investing activities	(122,957)	(261,504)	(104,796)

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollars in thousands)

	For the Years Ended December 31,

	2007	2006	2005

Cash flows from financing activities
Proceeds from (repayments of) lines of credit and other secured borrowings, net	29,337	(328,612)	507,453
Proceeds from match funded liabilities, net	486,223	170,944	96,846
Repurchase of common stock	(14,520)	(11,014)	—
Exercise of common stock options	1,529	7,618	927
Repurchase of debt securities, net	(52)	(3,865)	(70,445)
Excess tax benefits related to share-based awards	599	1,622	—
Net proceeds from sale and leaseback of Orlando property	9,547	—	—
Decrease in deposits and escrow deposits	—	—	(210,850)
Sale of deposits	—	—	(165,741)
Premium received on sale of deposits	—	—	1,500

Net cash provided (used) by financing activities	512,663	(163,307)	159,690

Net decrease in cash	(122,338)	(33,030)	(273,280)
Cash at beginning of year	236,581	269,611	542,891

Cash at end of year	$114,243	$236,581	$269,611

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$72,444	$54,931	$36,862
Income tax refunds (payments)	(23,571)	(30,206)	64,634

Supplemental schedule of non-cash investing and financing activities
Real estate acquired through foreclosure	$13,827	$8,333	$—
Equipment acquired through capital leases	1,610	2,795	4,104
Mortgage assumed by buyer in connection with sale and leaseback of Orlando property	14,088	—	—

Supplemental schedule of business acquisitions and consolidation of VIE
Fair value of assets acquired	$(69,475)	$(28,363)	$(73,539)
Fair value of liabilities assumed	12,475	28,363	73,539
Impairment of working capital investment in consolidated VIE	—	—	(7,238)

Cash paid	(57,000)	—	(7,238)
Less cash acquired	8,082	247	240

Net cash acquired (paid)	$(48,918)	$247	$(6,998)

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

          Ocwen Financial Corporation (“OCN”), through its subsidiaries, is a business process outsourcing provider to the financial services industry, specializing in loan servicing, mortgage fulfillment and receivables management services. At December 31, 2007, OCN owned all of the outstanding stock of its primary subsidiaries: Ocwen Loan Servicing, LLC (“OLS”), Investors Mortgage Insurance Holding Company, Ocwen Financial Solutions, Private Limited (“OFSPL”) and NCI Holdings, Inc. (“NCI”). OCN also owns 70% of Global Servicing Solutions, LLC with the remaining 30% minority interest held by ML IBK Positions, Inc.

          Effective June 30, 2005, Ocwen Federal Bank FSB (the “Bank”), a wholly-owned subsidiary, voluntarily terminated its status as a federal savings bank and dissolved, a process we referred to as “debanking.”

Principles of Consolidation

          We evaluate each special purpose entity (“SPE”) for classification as a “qualifying special purpose entity” (“QSPE”) as specified by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). Where we determine that an SPE is classified as a QSPE, it is excluded from our consolidated financial statements. Where we determine that an SPE is not classified as a QSPE, it is further evaluated for classification as a variable interest entity (“VIE”) as specified by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46(R)”). When an SPE meets the definition of a VIE, and OCN is identified as the primary beneficiary, we include it in our consolidated financial statements.

          As of December 31, 2007 and 2006, and for the years then ended, we have included eight VIEs in our consolidated financial statements, of which three were first consolidated in 2007. Two of these entities are significant to our consolidated financial statements.

          We include the assets and liabilities and results of operations of Ocwen Servicer Advance Receivables Funding Company Ltd. (“OSARFC”) in our consolidated financial statements. OSARFC, which is an exempted company formed under the laws of the Cayman Islands, is a special purpose entity, but it is not a QSPE under SFAS No. 140, as amended. OSARFC was formed to acquire servicing advances from OLS and to securitize these advances by issuing various classes of debt secured by the advances. We evaluated OSARFC as a VIE and determined that we were the primary beneficiary. The holders of the debt issued by OSARFC can look only to the assets of OSARFC for satisfaction of the debt and have no recourse against OCN. As of December 31, 2007, OSARFC had assets of $641,619, including $637,659 of servicing advances that were pledged to secure the debt of $558,590 issued by OSARFC.

          As a result of a loan securitization that closed on August 30, 2007, we became the primary beneficiary of Ocwen Real Estate Asset Liquidating Trust 2007-1 (“OREALT”), a SPE that was created in connection with the securitization and that we have determined is a VIE. Any third-party holders of debt issued by OREALT can look only to the assets of OREALT for satisfaction of the debt and have no recourse against OCN. Because of current conditions in the credit markets, we have not yet placed the securities issued in connection with this transaction with a third party. As of December 31, 2007, OREALT had assets of $91,201, consisting principally of loans held for resale of $74,199 and real estate owned of $7,923.

          OCN holds a 46% interest in BMS Holdings, Inc. (“BMS Holdings”) and 25% interests in Ocwen Structured Investments, LLC (“OSI”), Ocwen Nonperforming Loans, LLC (“ONL”), NPL Company I, LLC (“NPL”) and Ocwen REO, LLC (“OREO”). We account for our investments in these entities using the equity method of accounting.

          All material intercompany accounts and transactions have been eliminated in consolidation. We report minority interests in our majority-owned subsidiaries as a separate item on our consolidated balance sheets. Minority interest in our earnings, which is immaterial, is included in other income (expense), net, on our consolidated statements of operations.

Liquidity

          During the second half of 2007, disruption in global capital markets and increased funding requirements for servicing advances due to rising delinquencies and declining prepayments have negatively impacted our liquidity position. In response to these events, we have increased borrowing capacity for servicing advances and have developed plans to ensure sufficient liquidity throughout 2008. These plans include renewing or replacing our existing financing facilities (identified in Notes 16 and 17 to our Consolidated Financial Statements) that either enter amortization or mature in 2008; reducing the growth of servicing advances by implementing operational changes such as increased use of loan modifications; closing new advance financing facilities, selling non-core assets; and evaluating issuing subordinated debt or preferred stock.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

          Although successful execution cannot be guaranteed, management believes that the plans are sufficient to meet liquidity requirements for the next twelve months. We expect to comply with all financial covenants during that time. If we are unable to successfully implement these plans, or if unanticipated market factors emerge, it could have a material adverse impact upon our business, results of operations and financial position.

Reclassification

Certain amounts included in our 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Cash

          Cash includes both interest-bearing and non-interest-bearing demand deposits with financial institutions.

Trading Securities

          We include in trading securities other highly liquid investments with original maturities of three months or less that we do not treat as cash equivalents.

          We currently account for our investment grade, residual and subordinate securities as trading securities at fair value. We report changes in fair value in gain (loss) on trading securities in the period of the change. We determine fair value based either on third party dealer quotations, where available, or on internal values determined using market based assumptions. Because our subordinate and residual securities are not actively traded, market quotations are not available. For these securities, we estimate the fair value based on the present value of expected future cash flows using our best estimate of the key assumptions market participants would use. We estimate expected future cash flows from the underlying mortgage pools using assumptions regarding market conditions, including expected prepayment rates, delinquency and cumulative loss curves and discount rates commensurate with the risks involved.

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

Loans Held for Resale

          We classify loans that we do not intend to hold to maturity as loans held for resale, and we report them at the lower of cost or market value which we compute on an aggregate basis. We account for the excess of cost over market value as a market valuation allowance with changes in the valuation allowance included in gain (loss) on loans held for resale, net, in the period in which the change occurs. Loans for which we have entered into an agreement to sell to an investor at a set price are valued at the commitment price. For uncommitted performing loans, we estimate fair value based on quotes for similar loans. We report fair value of uncommitted non-performing loans using estimated future cash flows discounted using a market rate. We defer loan origination fees and direct loan origination costs until the loans are sold. These fees and costs are considered in the carrying value of the loans when determining a market valuation allowance.

          We accrue interest income as earned. We place loans on non-accrual status after any portion of principal or interest has been delinquent greater than 89 days or earlier if management determines the borrower is unable to continue performance. When we place a loan on non-accrual status, we reverse interest accrued but not received. We return loans to accrual status only when we reinstate the loan and have no doubt regarding ultimate collectibility.

Mortgage Servicing Rights (“MSRs”)

          MSRs are an intangible asset representing the present value of the right to service a portfolio of loans. We generally obtain servicing rights by purchasing them from the owners of the mortgages. Upon adoption of SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140” on January 1, 2007, we elected to continue to account for our residential and commercial classes of servicing assets using the amortization method. As a result of adopting SFAS 156, all newly acquired servicing rights are initially measured at fair value. We amortize the balance of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. We determine estimated net servicing income using the estimated future balance of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and scheduled loan amortization. We adjust amortization prospectively in response to changes in estimated projections of future cash flows. We estimate the fair value of our MSRs based on the results of our internal valuation. Our internal valuation calculates the present value of estimated future cash flows utilizing assumptions that we believe are used by market participants. The most significant assumptions used in our internal valuation are the speed at which mortgages prepay and delinquency experience, both of which we drive from our historical experience and available market data. Other assumptions used in our internal valuation are:

•	Cost of servicing

•	Compensating interest expense

•	Discount rate

•	Interest rate used for computing the cost of servicing advances

•	Interest rate used for computing float earnings

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

          The significant cash inflows considered in estimating future cash flows include servicing fees, late fees, prepayment penalties, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of making servicing advances and compensating interest payments. We derive prepayment speeds and delinquency assumptions from historical experience adjusted for prevailing market conditions. We develop the discount rate internally, and we base the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing on external market-based assumptions. We perform an impairment analysis based on the difference between the carrying amount and estimated fair value after grouping our loans into the applicable strata based on one or more of the predominant risk characteristics of the underlying loans. The risk factors used to assign loans to strata include the credit score (FICO) of the borrower, the loan to value ratio and the default risk. Our strata include:

•	Subprime

•	ALT A

•	High-loan-to-value

•	Re-performing

•	Special servicing

•	Other

          To the extent that the carrying value of the servicing assets exceeds their fair value by strata, we establish a valuation allowance, which we may adjust in the future as the value of the servicing assets increases or decreases.

Mortgage Servicing Fees and Advances

          We earn fees for servicing mortgage loans. We collect servicing fees, generally expressed as a percent of UPB, from the borrowers’ payments. We also include late fees, prepayment penalties, float earnings and other ancillary fees in servicing income. We recognize servicing fees when the fees are collected. During any period in which the borrower is not making payments, most of our servicing agreements require that we advance our own funds to meet contractual principal and interest remittance requirements for certain investors, pay property taxes and insurance premiums and process foreclosures. We also advance funds to maintain, repair and market foreclosed real estate properties on behalf of investors. We are entitled to recover advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record a charge to earnings to the extent that advances are uncollectible under provisions of the servicing contracts, taking into consideration historical loss and delinquency experience, length of delinquency and the amount of the advance. However, we are only obligated to advance funds to the extent that we believe the advances are recoverable. Most of our advances have the highest standing for reimbursement from payments, repayments and liquidation proceeds at the loan level. In addition, for any advances that are not covered by loan proceeds, most of our pooling and servicing agreements provide for reimbursement at the loan pool level, either by using collections on other loans or by requesting reimbursement from the securitization trust.

Goodwill and Intangible Assets

          We report the excess of purchase price over net assets of acquired businesses (“goodwill”) at cost. We review the carrying value of goodwill at least annually for impairment.

          We report intangible assets of acquired businesses at their fair value at the date of the acquisition, net of related amortization, if any. We amortize intangible assets that have a finite life over their expected useful lives. Amortization of intangible assets reflects the pattern in which the economic benefits of the asset will be consumed or realized.

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

Investment in Unconsolidated Entities

          We account for our investments in unconsolidated entities using the equity method. These investments include both entities in which we hold a significant, but less than controlling, interest and VIEs in which we are not deemed to be the primary beneficiary. Under the equity method of accounting, investments are initially recorded at cost and thereafter adjusted for additional investments, distributions and the proportionate share of earnings or losses of the investee. We record changes in the value of equity investees attributed to capital transactions as an adjustment to stockholders’ equity. We evaluate our equity method investments for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred.

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

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

Litigation

          We monitor our legal matters, including advice from external legal counsel, and periodically perform assessments of these matters for potential loss accrual and disclosure. We determine the amount of the reserves required, if any, for these contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” We establish reserves for settlements, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated.

Derivative Financial Instruments

          We recognize all derivatives on our consolidated balance sheet at estimated fair value. On the date we enter into a derivative contract, we designate and document each derivative contract as one of the following at the time the contract is executed: (a) a hedge of a recognized asset or liability (“fair value” hedge); (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (c) a hedge of a net investment in a foreign operation; or (d) a derivative instrument not designated as a hedging instrument. For a fair value hedge, we record changes in the estimated fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in the current period net income in the same financial statement category as the hedged item. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in other comprehensive income (loss). We subsequently reclassify these changes in estimated fair value to net income in the same period, or periods, that the hedged transaction affects earnings in the same financial statement category as the hedged item. For a derivative instrument not designated as a hedging instrument, we report changes in the fair values in current period other income (expense), net.

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

          We account for income taxes using the asset and liability method which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Additionally, we adjust deferred taxes to reflect estimated tax rate changes. We conduct periodic evaluations to determine whether it is more likely than not that some or all of our deferred tax assets will not be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that we can implement if warranted. We provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized. As required by FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties related to income tax matters in income tax expense.

Basic and Diluted Earnings per Share

          We calculate basic earnings per share based upon the weighted average number of shares of common stock outstanding during the year. We calculate diluted earnings per share based upon the weighted average number of shares of common stock outstanding and all dilutive potential common shares outstanding during the year. The computation of diluted earnings per share includes the estimated impact of the exercise of the outstanding options to purchase common stock using the treasury stock method. The computation of diluted earnings per share also includes the potential shares of converted common stock associated with our 3.25% Contingent Convertible Senior Unsecured Notes (“Convertible Notes”) using the if-converted method.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly significant in the near or medium term relate to our determination of the valuation of securities, loans held for resale, MSRs, the deferred tax asset and intangibles as well as to the amortization of MSRs.

Stock-Based Compensation

          The FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” in December 2004. In accordance with SFAS No.123(R), “Share-Based Payment,” we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Prior to our adoption of SFAS No. 123(R) on January 1, 2006, we accounted for our stock option plans based on the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, we recognized compensation expense for stock options that were granted at an exercise price less than the price of our stock at the date of the grant. The following table presents pro forma net income and earnings per share for 2005 assuming that compensation costs for our stock option plans were determined based on the fair value of the awards at the grant dates, consistent with the method described by SFAS No. 123:

Net income:
Net income as reported	$15,065
Add stock-based compensation expense included in reported net income, net of tax	562
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,193)

Pro forma net income	$14,434

Basic EPS:
As reported	$0.24
Pro forma	$0.23
Diluted EPS:
As reported	$0.24
Pro forma	$0.23

          We estimated the fair value of our options granted during 2005 using the Black-Scholes option-pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	36.00%
Risk-free interest rate	4.35%
Expected life of options	5 years

The weighted average fair value of options granted for 2005 determined using the Black-Scholes pricing model was $4.49.

Current Accounting Pronouncements

          SFAS No. 157, “Fair Value Measurements.” SFAS No.157, which was issued in September 2006, defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The statement establishes a fair value hierarchy that distinguishes between (1) quoted prices in an active market, (2) observable market data from sources independent of the reporting entity and (3) unobservable inputs. In all instances, an exit price or a sale price is emphasized by the statement. The statement requires disclosures about the fair value of assets and liabilities in all periods subsequent to initial recognition including tabular disclosure of quantitative data in both annual and interim periods and a narrative discussion of valuation techniques used in all annual periods. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our consolidated balance sheet or consolidated statement of operations.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

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

          Upon adoption of SFAS No. 159 on January 1, 2008, we did not elect the fair value option for any financial instrument we do not currently report at fair value.

NOTE 2 FAIR VALUE OF FINANCIAL INSTRUMENTS

          Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine fair value we utilize a variety of valuation approaches including market and discounted cash flow approaches. The methodologies used and key assumptions made to estimate fair value, the estimated fair values determined and recorded carrying values follow:

Trading Securities

          We adjust our collateralized mortgage obligations, commercial paper and other trading securities for which external marks are available to fair value based on third party dealer quotations. Our subordinate and residual securities are not actively traded, and, therefore, we estimate the fair value of these securities based on the present value of expected future cash flows using our best estimate of the key assumptions market participants would use. Key inputs include expected prepayment rates, delinquency and cumulative loss curves and discount rates commensurate with the risks. Where possible, we use observable inputs in the valuation of our securities. However, the subordinate and residual securities we invest in typically trade infrequently and therefore have few or no observable inputs and little price transparency. Additionally, during periods of market dislocation the observability of inputs are further reduced.

          At December 31, 2007, securities amounting to $7,362 were carried at their fair value as determined by using valuations based on internally developed discounted cash flow models which are calibrated for trading activity whenever possible. This estimated fair value represents management’s best estimate.

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
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

Servicer Liabilities

          The carrying value of servicer liabilities approximates fair value because of the short period of time the funds are held until they are deposited in collection accounts, paid directly to an investment trust or refunded to borrowers.

Derivative Financial Instruments

          We base the fair values of our derivative financial instruments on quoted market prices, if available, or estimates provided by third-party pricing sources.

          The carrying amounts and the estimated fair values of our financial instruments are as follows at December 31:

	2007		2006

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Trading securities:
Investment grade	$34,876	$34,876	$74,986	$74,986
Subordinates and residuals	7,362	7,362	65,242	65,242
Investment in certificates of deposit	—	—	72,733	69,415
Loans held for resale	75,240	75,240	99,064	99,064
Advances	1,418,984	1,418,984	896,845	896,845
Receivables	79,394	79,394	67,311	67,311
Financial liabilities:
Match funded liabilities	$1,001,403	$1,001,403	$510,236	$510,236
Lines of credit and other secured borrowings	339,976	339,976	324,520	324,520
Servicer liabilities	204,484	204,484	383,549	383,549
Debt securities	150,279	121,067	150,329	191,166
Derivative financial instruments, net	$4,867	$4,867	$14	$14

NOTE 3 ACQUISITION

          On June 6, 2007, we acquired NCI for $57,000 in cash, including $2,000 of closing adjustments. NCI, through its operating subsidiary, Nationwide Credit, Inc., is engaged principally in receivables management for its clients. The operations of NCI are included in our Ocwen Recovery Group segment since the date of the acquisition. The acquisition of NCI was not material to our consolidated financial statements. The preliminary allocation of the purchase price has resulted in goodwill of $14,315, none of which is expected to be deductible for income tax purposes, and $40,500 of intangibles. The intangibles are primarily comprised of NCI’s customer lists. We are amortizing the customer lists over their estimated useful lives, which range from 10 to 20 years. Amortization reflects the pattern in which the economic benefits of the customer lists are expected to be realized. See Note 12 for additional information regarding goodwill and intangibles.

NOTE 4 DISCONTINUED OPERATIONS

          In the fourth quarter of 2007, management of OCN approved and committed to a plan to sell its investment in Bankhaus Oswald Kruber GmbH & Co. KG (“BOK”), our wholly-owned German banking subsidiary that we acquired in 2004.

          Management concluded that BOK meets the definition of a discontinued operation (as defined in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”). Accordingly, its operations have been reclassified in the accompanying consolidated financial statements as discontinued. For segment reporting purposes, the operations of BOK are included in Corporate Items and Other.

          In January 2008, we received a confidential proposal from an interested third party to acquire BOK. Based on the values and terms of this proposal, we believe it to be an objective indication of fair value. As a result, we have reported a charge of $2,012 to write down the carrying value of goodwill as of December 31, 2007. We expect to complete the sale of BOK in 2008.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

          Results of BOK’s operations for the years ended December 31 are as follows:

	2007	2006	2005

Revenue	$309	$141	$241
Operating expenses	4,349	2,713	2,391

Loss from operations	(4,040)	(2,572)	(2,150)
Other income, net	868	478	349

Loss before income taxes	(3,172)	(2,094)	(1,801)
Income tax expense (benefit)	—	—	—

Net loss	$(3,172)	$(2,094)	$(1,801)

The following table presents BOK’s assets and liabilities at December 31:

	2007	2006

Cash	$8,338	$15,373
Trading securities, at fair value	537	1,141
Receivables	9,968	3,104
Goodwill and intangibles	3,423	5,435
Premises and equipment, net, and other	268	272

Total assets	$22,534	$25,325

Total liabilities (including customer deposits of $7,439 in 2007 and $8,163 in 2006)	$7,866	$8,589

NOTE 5 TRADING SECURITIES

          Trading securities consisted of the following at December 31:

	2007	2006

Investment grade
Corporate Items and Other:
Commercial paper	$—	$46,212
Collateralized mortgage obligations	33,171	26,500
Other	1,705	2,274

	$34,876	$74,986

Subordinates and residuals
Residential Origination Services:
Single family residential	$7,016	$64,576
Corporate Items and Other:
Single family residential	296	529
Commercial	50	137

	$7,362	$65,242

          Our subordinate and residual securities at December 31, 2007, and 2006 include retained interests with a fair value of $1,291 and $15,837, respectively, from securitizations of loans. As of December 31, 2007, subordinate and residual securities with a fair value of $3,336 and investment grade securities with a fair value of $33,171 had been sold under agreements to repurchase. During the second quarter of 2007, we sold our residual securities, which were backed by subprime residential loans originated in the United Kingdom (the “UK residuals”), and realized a gain of $25,587 in our Residential Origination Services segment.

          Gain (loss) on trading securities for the years ended December 31 was comprised of the following:

	2007	2006	2005

Unrealized losses	$(31,849)	$(2,238)	$(5,463)
Realized gains	25,186	4,250	5,473

	$(6,663)	$2,012	$10

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

          Our subordinate and residual securities are not actively traded, and, therefore, market quotations are not available. We estimate fair value using an industry accepted discounted cash flow model that is calibrated for trading activity wherever possible. We estimate fair value based on the present value of expected future cash flows using our best estimate of key assumptions that market participants would use such as discount, delinquency and cumulative loss rates as well as prepayment speeds associated with the loans underlying mortgage backed securities. Discount rates for the subordinate and residual securities range from 21% to 35% and are determined based upon an assessment of prevailing market conditions and prices for similar assets recently purchased by OSI. We project the delinquency, loss and prepayment assumptions based on a comparison to actual historical performance curves, adjusted for prevailing market conditions. Peak delinquency assumptions range from 20% to 35%, and loss assumptions range from 11% to 21%. The loss assumptions are based on projections released by Standard & Poor’s rating service on February 4, 2008. Average prepayment assumptions range from 15% to 20%.

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

NOTE 6 INVESTMENT IN CERTIFICATES OF DEPOSIT

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

          On August 17, 2007, we redeemed our investment in the CDs in order to meet an unanticipated liquidity need. The CDs were guaranteed as to their principal amount of $150,000 only at maturity. The CDs were scheduled to mature in March and April 2012. Based on the then current interest rate, we received $66,260 upon early redemption of the CDs, which resulted in a loss of $8,673. This loss is a component of “Other, net.”

NOTE 7 LOANS HELD FOR RESALE

          Loans held for resale primarily represent subprime single family residential loans originated or acquired through our Residential Origination Services segment that we do not intend to hold to maturity. The carrying value of these loans amounted to $75,240 and $99,064 at December 31, 2007 and 2006, respectively. The balances at December 31, 2007 and 2006 are net of market valuation allowances of $21,155 and $13,794, respectively. Loans held for resale at December 31, 2007 and 2006 include non-performing loans with a carrying value of $31,998 and $55,714, respectively.

          At December 31, 2007, the carrying value of loans held for resale which were pledged to obtain secured borrowings was $74,199.

NOTE 8 ADVANCES

          During any period in which the borrower is not making payments, we are required under most servicing agreements to advance funds to the investment trust to meet contractual principal and interest remittance requirements for investors. We are also required to pay property taxes and insurance premiums, to process foreclosures and to advance funds to maintain, repair and market real estate properties on behalf of investors.

          Advances consisted of the following at December 31:

	2007	2006

Residential Servicing:
Principal and interest	$111,199	$149,362
Taxes and insurance	77,431	76,944
Foreclosures and bankruptcy costs	45,269	49,031
Real estate servicing costs	34,537	25,724
Other	17,444	13,808

	285,880	314,869
Residential Origination Services	6,872	8,056
Corporate Items and Other	135	1,212

	$292,887	$324,137

          As the servicer, we are obligated to advance funds only to the extent that we believe the advances are recoverable. Most of our advances have the highest standing for reimbursement from payments, repayments and liquidation proceeds at the loan level. In addition, for any advances that are not covered by loan proceeds, most of our pooling and servicing agreements provide for reimbursement at the loan pool level, either by using collections on other loans or by requesting reimbursement from the securitization trust.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

NOTE 9 MATCH FUNDED ADVANCES

          Match funded advances on residential loans serviced for others are comprised of the following at December 31:

	2007	2006

Principal and interest	$659,207	$286,148
Taxes and insurance	281,062	172,470
Foreclosure and bankruptcy costs	86,384	57,673
Real estate costs	80,785	40,296
Other	18,659	16,121

	$1,126,097	$572,708

          Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We made these transfers under the terms of four advance facility agreements. We retain control of the advances, or the advances are transferred to trusts that are not QSPEs under SFAS No. 140. As a result, we include the SPEs in our Consolidated Financial Statements. The match funded advances are owned by the SPEs and are not available to satisfy general claims of our creditors.

NOTE 10 MORTGAGE SERVICING RIGHTS

          The following table summarizes the activity in our MSRs for the years ended December 31:

	2007			2006			2005

	Residential	Commercial	Total	Residential	Commercial	Total	Residential

Balance at beginning of year	$179,246	$4,497	$183,743	$148,663	$—	$148,663	$131,409
Purchases	111,807	1,695	113,502	137,017	4,724	141,741	113,946
Retained from the securitization of loans	—	—	—	4,084	—	4,084	—
Amortization	(99,118)	(832)	(99,950)	(110,518)	(227)	(110,745)	(96,692)

Balance at end of year	$191,935	$5,360	$197,295	$179,246	$4,497	$183,743	$148,663

Estimated fair value	$271,108	$5,781	$276,889	$249,130	$9,707	$258,837	$183,755

UPB of assets serviced:
Servicing	$38,005,999	$2,385,343	$40,391,342	$37,535,790	$1,666,791	$39,202,581	$31,111,501
Subservicing (1)	15,539,986	2,764,634	18,304,620	15,298,238	2,611,527	17,909,765	11,667,547

	$53,545,985	$5,149,977	$58,695,962	$52,834,028	$4,278,318	$57,112,346	$42,779,048

1) UPB serviced under subservicing agreements includes $798,148, $674,279 and $683,192 of foreclosed residential properties serviced for the United States Department of Veterans Affairs (“VA”) at December 31, 2007, 2006 and 2005, respectively.

          We service residential mortgage loans and real estate that we do not own under contractual servicing agreements. We generally obtain MSRs by purchasing them from the owners of the mortgages. We also enter into subservicing agreements with entities that own the servicing rights. Residential assets serviced consist almost entirely of mortgage loans, primarily subprime, but also include real estate. Assets serviced for others are excluded from our balance sheet. Custodial accounts, which hold funds representing collections of principal and interest that we have received from borrowers, are escrowed with an unaffiliated bank and excluded from our balance sheet. Custodial accounts amounted to $356,713 and $719,726 at December 31, 2007 and 2006, respectively. An agreement between the various parties to a mortgage securitization transaction typically specifies the rights and obligations of servicing rights which include guidelines and procedures for servicing the loans including remittance and reporting requirements, among other provisions.

          We estimate the fair value of our servicing rights by discounting future underlying loan cash flows. The more significant assumptions used in the December 31, 2007 valuation include prepayment speeds ranging from 15% to 47% (depending on loan type) and delinquency rates ranging from 16% to 29% (depending on loan type). Other assumptions include an interest rate of one-month LIBOR plus 200 basis points for computing the cost of servicing advances, an interest rate equal to the Federal Funds Rate for computing float earnings and a discount rate of 18%.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

          At December 31, 2007, the geographic distribution of the UPB of residential loans and real estate we serviced was as follows:

	Amount	Count

California	$12,382,061	57,170
Florida	5,708,874	44,246
New York	4,463,978	23,102
Texas	2,578,088	35,419
Illinois	2,196,233	18,579
Other (1)	26,216,751	257,100

	$53,545,985	435,616

(1) Consisted of loans and properties in 45 other states, the District of Columbia and three U.S. territories, none of which aggregated over $1,908,397 in any one.

NOTE 11 RECEIVABLES

          Receivables consisted of the following at December 31:

	2007	2006

Accounts receivable by segment:
Residential Servicing (1)	$19,892	$28,380
Ocwen Recovery Group	5,691	318
Residential Origination Services	11,197	11,135
Corporate Items and Other (2)	26,947	20,823

	63,727	60,656
Other receivables:
Income taxes	4,787	1,149
Security deposits	4,176	4,216
Other (3)	6,704	1,290

	$79,394	$67,311

(1) The balances at December 31, 2007 and 2006 primarily include reimbursable expenses due from loan servicing investors and uncollected fees and reimbursable expenses related to the servicing of real estate. The total balance of receivables for this segment is net of reserves of $775 and $4,800 December 31, 2007 and 2006, respectively.

(2) The balances at December 31, 2007 and 2006 include receivables totaling $12,004 and $12,783, respectively, that primarily represent payments to be received in future years (through June 2014) of proceeds from the sales of investments in affordable housing properties. These affordable housing receivables are net of reserves for doubtful accounts of $6,167 and $6,849, respectively. The balances at December 31, 2007 and 2006 also include $8,548 and $380, respectively, of mortgage loans originated by BOK. These loans were net of allowances of $218 and $229, respectively.

(3) Other includes a combined fair value of $4,867 related to interest rate swap and interest rate cap derivative financial instruments outstanding at December 31, 2007. See Note 21 for additional details regarding these derivative financial instruments.

NOTE 12 GOODWILL AND INTANGIBLES

          Goodwill and intangible assets relate to the acquisitions of NCI, BOK and the company that developed the predecessor to our REALTransSM vendor management platform. At December 31, 2007, goodwill and intangibles include: goodwill of $14,315 and intangibles of $38,945, net of amortization that are related to the acquisition of NCI and included in the Ocwen Recovery Group segment; goodwill of $1,682 and intangibles of $1,741 that are related to the acquisition of BOK and included in Corporate Items and Other; and $1,618 of goodwill related to REALTrans and reported in the Residential Origination Services segment.

          In the fourth quarter of 2007, in connection with our determination that BOK met the definition of a discontinued operation, we determined that the carrying value of BOK exceeded its fair value. Accordingly, we recorded a charge of $2,012 to reduce the carrying value of goodwill to $1,682.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

          Goodwill and intangibles acquired as of December 31, 2007 and 2006 were as follows:

		2007			2006

	Weighted Average Useful Life (Years)	Cost	Aggregate Impairment/ Accumulated Amortization	Net Book Value	Cost	Aggregate Impairment/ Accumulated Amortization	Net Book Value

Goodwill	—	$19,627	$2,012	$17,615	$5,312	$—	$5,312

Intangibles:
Non-amortizing
Licenses	—	1,741	—	1,741	1,741	—	1,741

Amortizing
Trademarks	5	2,800	327	2,473	—	—	—
Customer lists	19	37,700	1,228	36,472	—	—	—

Total amortizing		40,500	1,555	38,945	—	—	—

Total intangibles		42,241	1,555	40,686	1,741	—	1,741

Total goodwill and intangibles		$61,868	$3,567	$58,301	$7,053	$—	$7,053

          Amortization of intangibles for 2007 was $1,555. Expected annual amortization for the years 2008 through 2012, is $2,517, $2,550, $2,571, $2,602 and $2,314, respectively.

NOTE 13 PREMISES AND EQUIPMENT

          Our premises and equipment are summarized as follows at December 31:

	2007	2006

Computer hardware and software	$88,978	$83,663
Building	19,641	19,641
Leasehold improvements	8,098	6,988
Land and land improvements	4,049	4,049
Furniture and fixtures	10,209	9,545
Office equipment and other	6,288	5,710

	137,263	129,596
Less accumulated depreciation and amortization	(101,691)	(94,127)

	$35,572	$35,469

          Depreciation and other amortization expense amounted to $9,244, $12,454 and $12,706 for 2007, 2006 and 2005, respectively (of which $2,012, $4,251 and $3,649 related to computer software).

          In December 2007, we executed a sale-leaseback agreement whereby we sold and immediately leased back our customer service and collection facility in Orlando, Florida. This transaction did not qualify for sale-leaseback accounting. Because of our continuing involvement in the form of a significant sublease and a collateral deposit securing a letter of credit that guarantees our lease payments, we have accounted for the transaction as a financing. We have recorded the sales proceeds of $24,515 as a financing obligation in other liabilities. We are continuing to depreciate the building which had a net book value of $19,020 at December 31, 2007. See Note 31 for additional details regarding the lease and sublease.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

NOTE 14 INVESTMENT IN UNCONSOLIDATED ENTITIES

	December 31, 2007	December 31, 2006

Residential Servicing:
Investment in OSI (1)	$37,189	$—
Investment in ONL and affiliates (2)	33,531	—

	70,720	—

Corporate Items and Other:
Investment in BMS Holdings (3)	5,666	46,072
Other	79	79

	5,745	46,151

	$76,465	$46,151

          The summarized financial information below is for our unconsolidated entities at and for the years ended December 31. Our share of the net income (loss) of our equity investees represents our equity in earnings (losses) of unconsolidated entities, and our share of the net assets of our equity investees represents our investment in unconsolidated entities.

	2007		2006

Unconsolidated entities:	Total	Ocwen Share	Total	Ocwen Share

OSI
Net investment income	$9,220	$2,305	$—	$—

Net realized and unrealized losses on investments and derivatives	$(4,838)	$(1,210)	$—	$—

Net income (1)	$4,381	$1,095	$—	$—

Total assets	$164,968	$41,242	$—	$—
Total liabilities	16,212	4,053	—	—

Net assets (1)	$148,756	$37,189	$—	$—

ONL and affiliates
Net investment loss	$(1,483)	$(371)	$—	$—

Net realized and unrealized losses on investments	$(6,192)	$(1,548)	$—	$—

Net loss (2)	$(7,675)	$(1,920)	$—	$—

Total assets	$140,203	$35,050	$—	$—
Total liabilities	6,074	1,519	—	—

Net assets (2)	$134,129	$33,531	$—	$—

BMS
Revenues	$57,850	$26,430	$27,259	$12,552

Net income (3)	$11,579	$5,488	$1,383	$637

Total assets	$1,012,591	$462,502	$549,089	$252,842
Total liabilities	999,627	456,836	449,037	206,770

Stockholders’ equity (3)	$12,964	$5,666	$100,052	$46,072

(1) Our investment in OSI represents a 25% equity interest. OSI invests in the lower tranches and residuals of residential mortgage-backed securities, the related mortgage servicing rights and other similar assets. Under our agreement with the other investors in OSI, we have a remaining commitment to invest up to $37,500 in OSI. We have reduced our investment in OSI by $1,406 as a result of recognizing our share of equity offering costs incurred by OSI and reduced additional paid-in capital by the same amount.

(2) Our investments in NPL, ONL and OREO represent 25% equity interests. ONL and NPL resolve non-performing loans purchased at a discount. OREO purchases real estate for sale, including real estate that ONL and NPL have obtained through foreclosure. We have reduced our investment in ONL by $563 as a result of recognizing our share of equity offering costs incurred by ONL and reduced additional paid-in capital by the same amount. We have a remaining commitment to invest up to $38,987 in ONL, NPL and OREO, collectively.

(3) Our investment in BMS represents an equity interest of approximately 46%. During the first quarter of 2007, we received a distribution of $45,894 that represented a return of our original investment in BMS Holdings. Together with our equity in the losses of BMS Holdings during 2007, this distribution reduced our investment to zero. In accordance with the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, since we are not required to advance funds to BMS Holdings to finance operations, and we are not a guarantor of any obligations of BMS Holdings, we suspended the application of the equity method of accounting for our investment in BMS Holdings during the second quarter of 2007 when our investment reached zero. During the third quarter of 2007, BMS Holdings reported net income as a result of significant unrealized gains on derivative financial instruments. As a result, we resumed applying the equity method after our share of that net income exceeded our share of net losses not recognized during the period the equity method was suspended. Historically, our share of earnings and losses of BMS Holdings has not been material to our financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

NOTE 15 OTHER ASSETS

          Other assets consisted of the following at December 31:

	2007	2006

Debt service accounts (1)	$77,819	$21,255
Real estate	11,483	8,564
Deferred debt related costs, net	11,446	7,003
Interest earning collateral deposits	8,947	6,470
Prepaid expenses and other	9,091	5,138

	$118,786	$48,430

(1) Under three of our advance funding facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balance also includes amounts that have been set aside from the proceeds of our four match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. These funds are held in interest earning accounts.

NOTE 16 MATCH FUNDED LIABILITIES

          Match funded liabilities are obligations secured by the collateral underlying the related match funded advances and are repaid through the cash proceeds arising from those assets. We account for and report match funded liabilities as secured borrowings with pledges of collateral. As of December 31, 2007 and 2006, all of our match funded liabilities were secured by advances on residential loans serviced for others. The amortization date is the date on which the revolving period ends under our advance facilities and repayment of the outstanding balance must begin if the facility is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. After the amortization date, all collections that represent the repayment of advances that have been financed through the facility must be applied to reduce the balance outstanding under the facility, and any new advances under the securitizations pledged to the facility are ineligible to be financed.

				Unused Borrowing Capacity	Balance Outstanding
			Amortization
Borrowing Type	Interest Rate (1)	Maturity	Date		2007	2006

Variable Funding Note	Commercial paper rate +	November	November
Series 2004-1	50 basis points (2)	2013 (3)	2008	$81,410	$218,590	$100,000
Term Note Series 2004 -1	1-Month LIBOR + 50	October 2013	January 2008
	basis points			—	100,000	100,000
Term Note Series 2005 -1	1-Month LIBOR + 40
	basis points	March 2014	May 2008	—	75,000	75,000
Term Note Series 2006 -1	5.335%	November	November
		2015 (4)	2009	—	165,000	165,000
Variable Funding Note (5)	Commercial paper rate +	December
	150 basis points (5)	2013	March 2009	125,962	124,038	—
Variable Funding Note (6)	1-Month LIBOR + 200
	basis points (6)	March 2011	March 2008	25,419	174,581	—
Advance Receivable	1-Month LIBOR + 155
Backed Notes	basis points	January 2008 (7)	January 2008	248	139,752	70,738

				233,039	996,961	510,738
Fair value adjustment (4)				—	4,442	(502)

				$233,039	$1,001,403	$510,236

(1) 1-Month LIBOR was 4.60% and 5.32% at December 31, 2007 and December 31, 2006, respectively.

(2) The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 50 basis points. This rate approximates LIBOR plus 50 basis points.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

(3) In April 2007, we increased the maximum borrowing from $100,000 to $200,000. In November 2007, we extended the stated maturity for an additional year to November 2013 and increased the maximum borrowing from $200,000 to $300,000.

(4) We carry this note on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established in December 2006 using an interest rate swap.

(5) In December 2007, we executed a servicing advance securitization and issued a variable funding note under which we may borrow a maximum of $250,000. The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 150 basis points. This rate approximated 1-Month LIBOR plus 150 basis points.

(6) In September 2007, we executed a servicing advance securitization and issued a variable funding note under which we may borrow a maximum of $200,000. We intend to renew or extend this facility. The interest rate increased from 1-Month LIBOR plus 80 basis points to 1-Month LIBOR plus 200 basis points on November 1, 2007 and to 1-Month LIBOR plus 500 basis points on January 1, 2008.

(7) In October 2007, maximum borrowing under this facility was increased to $140,000. On February 12, 2008, we negotiated a further increase in the maximum borrowing capacity to $200,000 and extended the stated maturity to February 2011 and the amortization date to January 2009.

          At December 31, 2007 and 2006, match funded liabilities had a weighted average interest rate of 6.05% and 5.41%, respectively.

          Match funded liabilities contain various qualitative and quantitative covenants that, among other things, establish requirements for the monitoring and reporting of specified financial transactions and reporting on defined events affecting the collateral underlying the agreements. We are currently in compliance with these covenants.

NOTE 17 LINES OF CREDIT AND OTHER SECURED BORROWINGS

Secured lines of credit from various unaffiliated financial institutions are as follows at December 31:

				Unused Borrowing Capacity	Balance Outstanding

Borrowings	Collateral	Interest Rate (1)	Maturity		2007	2006

Residential Servicing:
Senior secured credit agreement (2)	MSRs, advances, receivables and mortgage loans	1-Month LIBOR +150 – 200 basis points (2)	August 2008 (2)	$94,024	$260,976	$217,907

Ocwen Recovery Group:
Senior notes	Various	10.25%	January 2008	—	147	—

Residential Origination Services:
Repurchase agreement	Loans held for resale or real estate	1-Month LIBOR + 350 basis points (3)	March 2008 (3)	3,657	46,343	—
Repurchase agreement (4)	Residual trading securities	1-Month LIBOR +125 basis points	April 2036	N/A	129	2,201
Repurchase agreements and master loan and security agreement (5)	Residual trading securities, loans held for resale and real estate	1-Month LIBOR + 50 –150 basis points	August 2007 – October 2007	—	—	90,041

				3,657	46,472	92,242

Corporate Items & Other:
Senior secured credit agreement	Commercial MSRs and advances	Prime or prime + 37.5 basis points	August 2008	6,928	4,090	—
Repurchase agreement (6)	Securities	5.12 – 5.40%(6)	N/A (6)	N/A	28,291	—
Mortgage note (7)	Land and building in Orlando, Florida	5.62%	October 2014	—	—	14,371

				6,928	32,381	14,371

				$104,609	$339,976	$324,520

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

(1) 1-Month LIBOR was 4.60% and 5.32% at December 31, 2007 and December 31, 2006, respectively.

(2) The interest incurred on this facility is based on LIBOR plus 150 basis points to 200 basis points depending on the type of collateral pledged. The interest rate on this facility may be reduced to as low as 1.50% to 2.00% to the extent that we have available balances on deposit with the lender. In August 2007, the maturity of this agreement was extended to August 2008 and the maximum borrowing was increased from $300,000 to $355,000.

(3) This agreement is secured by “A” rated securities issued in connection with the transfer of loan and real estate collateral to OREALT, a bankruptcy remote VIE that we consolidate. We expect to market these securities to third parties as the credit markets begin to stabilize. In December 2007, we negotiated an extension of the maturity of this facility to March 2008. The interest rate increases from 1-Month LIBOR plus 350 basis points to 1-Month LIBOR plus 400 basis points after February 20, 2008.

(4) This agreement has no stated credit limit. Lending is based on the acceptability of the securities presented as collateral.

(5) We allowed four credit facilities that matured in 2007 to lapse. Certain of the assets that secured the maturing facilities support the securities that serve as collateral for the repurchase agreement that expires March 2008.

(6) Interest rates under this agreement are separately negotiated for each transaction. There is no stated credit limit or date of maturity under this agreement; however, each transaction matures and is renewed monthly. Lending is determined for each transaction based on the acceptability of the securities presented as collateral.

(7) In December 2007, we sold our building in Orlando and most of the land as part of a sale-leaseback transaction, and the buyer assumed the mortgage note.

          In addition to the above facilities, we use a credit facility provided by JPMorgan Chase (the “Investment Line”) to generate float earnings. Using the Investment Line, we borrow funds each month from JPMorgan Chase at a nominal interest rate and invest those funds in certain permitted investments, including US Treasury Securities, US Agency Securities, commercial paper, auction rate securities, bank certificates of deposit and JPMorgan Chase time deposits. Funds provided by the Investment Line are available only for investment purposes and are not available for general operating purposes.

          The amount borrowed is based on projected average custodial balances for the month and is limited to a maximum of $750,000. No actual custodial funds are invested, since we invest only the funds provided through the Investment Line. The custodial funds remain on deposit with JPMorgan Chase for the benefit of the securitization trusts. The terms of the Investment Line require that we sell the investments and pay off the associated borrowings prior to the end of each quarter. As a result, the Investment Line historically has had no impact on our quarterly balance sheets.

          Each of our lines of credit contains qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and restrictions on future indebtedness, as well as the monitoring and reporting of various specified transactions or events. We are currently in compliance with these covenants.

          The weighted average interest rates on our obligations outstanding under lines of credit and other secured borrowings at December 31, 2007 and 2006 were 6.42% and 6.90%, respectively.

NOTE 18 SERVICER LIABILITIES

          Servicer liabilities represent amounts we have collected, primarily from residential servicing borrowers, which will be deposited in custodial accounts, paid directly to an investment trust or refunded to borrowers. The following sets forth the components of servicer liabilities at December 31:

	2007	2006

Borrower payments due to custodial accounts	$120,507	$308,842
Escrow payments due to custodial accounts	6,504	1,854
Partial payments and other unapplied balances	77,473	72,853

	$204,484	$383,549

NOTE 19 DEBT SECURITIES

          Our debt securities consisted of the following at December 31:

	2007	2006

3.25% Convertible Notes due August 1, 2024	$96,900	$96,900
10.875% Capital Securities due August 1, 2027	53,379	53,429

	$150,279	$150,329

          Each of our debt securities contain qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and restrictions on future indebtedness as well as the monitoring and reporting of various specified transactions or events. We are currently in compliance with these covenants.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

          Convertible Notes. In July 2004, OCN issued $175,000 aggregate principal amount of 3.25% Convertible Notes due 2024. The Convertible Notes are senior general unsecured obligations not guaranteed by any of our subsidiaries and bear interest at the rate of 3.25% per year. Interest is payable on February 1 and August 1 of each year beginning on February 1, 2005. The Convertible Notes mature on August 1, 2024.

          In connection with our issuance of the Convertible Notes, we incurred certain costs that we capitalized and are amortizing over the period from the date of issuance to August 1, 2009, the first date at which holders may require us to repurchase their notes. The unamortized balance of these issuance costs amounted to $1,206 and $1,953 at December 31, 2007 and 2006, respectively, and is included in other assets.

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

          Holders may require us to repurchase all or a portion of their notes for cash on August 1, 2009, August 1, 2014 and August 1, 2019 or upon the occurrence of a “fundamental change” at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. A “fundamental change” is a change of control or a termination of trading in our common stock.

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

          Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10.875% of the liquidation amount of $1,000 per Capital Security. OCN guarantees payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities to the extent OCT has funds available. If OCN does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Accumulated distributions payable on the Capital Securities amounted to $2,419 and $2,421 at December 31, 2007 and 2006, respectively, and are included in other liabilities.

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
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

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

          In connection with our issuance of the Capital Securities, we incurred certain costs that we capitalized and are amortizing over the term of the Capital Securities. The unamortized balance of these issuance costs amounted to $1,391 and $1,464 at December 31, 2007 and 2006, respectively, and is included in other assets.

NOTE 20 BASIC AND DILUTED EARNINGS PER SHARE

          Basic EPS excludes common stock equivalents and is calculated by dividing net income by the weighted average number of common shares outstanding during the year. We calculate diluted EPS by dividing net income, as adjusted to add back interest expense net of tax on the Convertible Notes, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and the Convertible Notes. The following is a reconciliation of the calculation of basic EPS to diluted EPS for the years ended December 31:

	2007	2006	2005

Basic EPS:
Net income	$38,597	$206,510	$15,065

Weighted average shares of common stock	62,712,076	62,871,613	62,912,768

Basic EPS	$0.62	$3.28	$0.24

Diluted EPS:
Net income	$38,597	$206,510	$15,065
Interest expense on Convertible Notes, net of income tax (1)	2,752	2,497	—

Adjusted net income	$41,349	$209,007	$15,065

Weighted average shares of common stock	62,712,076	62,871,613	62,912,768
Effect of dilutive elements:
Convertible Notes (1)	7,962,205	7,962,205	—
Stock options (2)	709,855	985,671	807,649
Common stock awards	74,408	44,822	165,022

Dilutive weighted average shares of common stock	71,458,544	71,864,311	63,885,439

Diluted EPS	$0.58	$2.91	$0.24

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

(2) Excludes an average of 1,208,391, 869,413 and 1,582,640 options that were anti-dilutive for 2007, 2006 and 2005, respectively, because their exercise price was greater than the average market price of our stock.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

NOTE 21 DERIVATIVE FINANCIAL INSTRUMENTS

          Because our current derivative agreements are not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreements. We control this risk through credit monitoring procedures, including financial analysis, dollar limits and other monitoring procedures. The notional amount of our contracts does not represent our exposure to credit loss.

Foreign Currency Exchange Rate Risk Management

          Our primary exposure to foreign currency exchange rates has historically related to the British pound versus the U.S. Dollar. Our operations in Canada, Germany and India also expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant. We entered into foreign currency futures contracts to hedge our net investment in a subsidiary in the United Kingdom that held the UK residuals. We designated these derivatives as a foreign-currency hedge. During May 2007, we sold the UK residuals and terminated our remaining British pound currency futures. The notional amount of these futures was $21,439 at December 31, 2006. Net gains (losses) on the foreign currency futures were $(579), $(2,744) and $2,890, for 2007, 2006 and 2005, respectively. These losses were included in the net change in unrealized foreign currency translation adjustment in accumulated other comprehensive income prior to our sale of the UK residuals. The accumulated net losses on our foreign-currency hedge, together with the offsetting accumulated net foreign currency translation gains on the UK residuals were reported in earnings for the second quarter of 2007 as part of the net gain on the sale of the UK residuals. The net translation gain included in earnings for 2007 was $551.

Interest Rate and Credit Risk Management

          In our Residential Servicing business, we have entered into interest rate swaps under which we pay a floating rate and receive a fixed rate. In 2006, we entered into a swap position to hedge against the effect of a decline in short-term interest rates on our earnings on the excess of custodial float balances over advance balances. In June 2007, we closed this swap position, which had a notional amount of $250,000, because advances had increased and custodial balances had declined. We did not designate this swap position as a hedge. Also in 2006, in connection with our issuance of a $165,000 match funded term note with a 5.335% fixed rate of interest, we entered into an interest rate swap position with a notional value of $165,000 to hedge our exposure to an increase in the fair value of the note due to declining interest rates. We designated this swap position as a fair value hedge. In December 2007, in connection with our entering into a new match funded financing facility with a variable rate of interest and a $250,000 maximum borrowing capacity, we entered into interest rate caps with a notional amount of $250,000 to hedge our exposure to rising interest rates. We designated this cap as a cash flow hedge.

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

          The following table summarizes our use of interest rate and credit risk management derivative financial instruments during 2007:

	Notional Amounts

	Interest Rate Swaps	Interest Rate Cap	Interest Rate Floor	Short Eurodollar Interest Rate Futures	Credit Default Swaps

					Short	Long

Balance at December 31, 2006	$415,000	$—	$—	$379,000	$20,000	$—
Additions	—	263,750	10,000	353,000	—	10,000
Maturities	—	—	—	(55,000)	—	—
Terminations	(250,000)	(13,750)	(10,000)	(677,000)	(20,000)	(10,000)

Balance at December 31, 2007	$165,000	$250,000	$—	$—	$—	$—

Fair value at December 31, 2007	$3,981	$886	$—	$—	$—	$—

Maturity	October 2010	December 2013	—	—	—	—

          The net realized and unrealized gains included in other income (expense), net for interest rate and credit risk management instruments were $4,670, $369 and $872 for 2007, 2006 and 2005, respectively. In addition, we recorded a loss of $4,944 in 2007 and a gain of $502 in 2006 that represent fair value adjustments on the $165,000 fixed-rate match funded term note that we designated as part of a fair value hedging relationship for accounting purposes.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

NOTE 22 INCOME TAXES

          For income tax purposes, the domestic and foreign components of income from continuing operations before taxes were as follows:

	2007	2006	2005

Domestic	$48,974	$76,083	$15,621
Foreign	9,405	6,144	7,060

	$58,379	$82,227	$22,681

          The components of income tax expense (benefit) were as follows for the years ended December 31:

	2007	2006	2005

Current:
Federal	$16,237	$24,604	$5,503
State	3,064	2,987	448
Foreign	2,880	1,311	1,466

	22,181	28,902	7,417

Deferred:
Federal	(2,688)	847	866
State	(401)	(749)	(343)
Foreign	(1,939)	—	—
Reversal of valuation allowance on deferred tax assets	(543)	(155,377)	(2,125)

	(5,571)	(155,279)	(1,602)

Total	$16,610	$(126,377)	$5,815

          Income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal corporate income tax rate of 35% as follows for the years ended December 31:

	2007	2006	2005

Expected income tax expense (benefit) at statutory rate	$20,433	$28,047	$7,308
Differences between expected and actual income tax expense (benefit) Indefinite deferral on earnings of non-U.S. affiliates	(3,292)	(1,801)	(2,023)
State tax (after Federal tax benefit)	1,731	1,454	68
Low-income housing tax credits	(1,326)	(59)	(998)
Deferred tax asset valuation allowance benefit	(543)	(155,377)	(2,125)
Foreign tax	941	1,311	1,466
Capital loss utilization	(1,586)	—	—
Other	252	48	2,119

Actual income tax expense (benefit)	$16,610	$(126,377)	$5,815

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

          The net deferred tax asset was comprised of the following as of December 31:

	2007	2006

Deferred tax assets:
Tax residuals and deferred income on tax residuals	$3,884	$3,837
State taxes	9,611	9,434
Accrued incentive compensation	3,002	1,657
Valuation allowance on real estate owned	3,542	2,734
Bad debt and allowance for loan losses	10,650	5,402
Mortgage servicing rights amortization	90,426	87,013
Foreign currency exchange	1,326	1,017
Capital loss carryforward	—	650
Net operating loss carryforward	32,893	25,890
Partnership losses and low-income housing tax credits	23,727	37,003
Foreign deferred assets	1,939	—
Net unrealized gains and losses on securities	6,735	—
Other	4,681	5,738

	192,416	180,375

Deferred tax liabilities:
Deferred interest income on loans	75	75
Intangibles amortization	11,890	—
Net unrealized gains and losses on securities	—	3,515
Equity interest	1,921	—

	13,886	3,590

	178,530	176,785
Valuation allowances	(352)	(650)

Net deferred tax asset	$178,178	$176,135

          We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. Among the factors considered in this evaluation are estimates of future taxable income, the future reversal of temporary differences, tax character and the impact of tax planning strategies that can be implemented if warranted. As a result of this evaluation, we included in the tax provision decreases of $298, $155,377 and $2,125 to the valuation allowance for 2007, 2006 and 2005, respectively. Our determination that it was appropriate to reverse $155,377 in 2006 was primarily based on the following:

•	Cumulative taxable earnings in recent periods;

•	Positive outlook for future taxable earnings;

•	The disposal of nearly all of our non-core assets.

          At December 31, 2007, the deferred tax asset valuation allowance of $352 related to certain NCI-related state net operating losses that are not more likely than not to be realized in future periods.

          We adopted FIN 48 effective January 1, 2007. We decided to classify interest and penalties as a component of income tax expense. We recognized a $1,483 increase in liability for unrecognized tax items which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007 and December 31, 2007, we had total unrecognized tax items of approximately $1,483 and $1,759, all of which if recognized would affect the effective tax rate.

          Our major jurisdiction tax years that remain subject to examination are our U.S. Federal tax return for the years ended December 31, 2004 through the present and our India corporate tax returns for the years ended March 31, 2003 through the present. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2007 is as follows:

Balance January 1, 2007	$1,483
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	419
Reductions for tax positions of prior years	—
Lapses in statutes of limitation	(143)

Balance December 31, 2007	$1,759

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

          Before our acquisition of Ocwen Asset Investment Corporation (“OAC”), OAC was a REIT for federal tax purposes and filed a REIT federal income tax return through October 20, 1999. We have included OAC in our consolidated federal income tax return since October 21, 1999. OAC had, at October 6, 1999, approximately $131,567 of net unrealized built-in losses. Any such losses recognized within the five-year period beginning on October 7, 1999 (the “recognition period”) are treated as pre-change losses and, as such, are subject to an annual limit as to the amount which may offset the taxable income of OCN and its subsidiaries (“the IRC section 382 limitation”). A net unrealized built-in loss is an amount by which the tax basis of the corporation’s assets at the time of the change in ownership exceeds the aggregate fair market value of those assets at that time. The IRC section 382 limitation is determined by multiplying the value of the stock of OAC by the federal long-term tax-exempt rate and amounts to approximately $5,700. If a deduction is denied for any recognized built-in loss in any post-change year, the loss is carried forward to subsequent years under rules similar to the standard loss carryforward rules. As a result of these limitations, we established a corresponding deferred tax asset valuation allowance at the acquisition date as part of purchase accounting in the amount of $38,873. At December 31, 2007, we had realized built-in losses of $74,621, all of which pertain to net operating loss carryforwards.

          Further limited by the IRC section 382 limitation are $19,359 in acquired net operating losses of NCI, acquired by OCN on June 6, 2007. The annual limitation on these net operating losses amounts to approximately $1,251.

          At December 31, 2006, we had capital loss carryforwards of $1,858, which would have expired in 2007, and we had tax credit carryforwards of $32,905 related to our low-income housing tax credits which expire in the years 2018 through 2026. At December 31, 2007, we did not have any remaining capital loss carryforwards, and we had tax credit carryforwards of $22,105 related to our low-income housing tax credits which expire in the years 2018 through 2027.

NOTE 23 EMPLOYEE COMPENSATION AND BENEFIT PLANS

          We maintain a defined contribution plan to provide post retirement benefits to our eligible employees. We also have additional compensation plans for certain employees. We designed these plans to facilitate a pay-for-performance policy, further align the interests of our officers and key employees with the interests of our shareholders and assist in attracting and retaining employees vital to our long-term success. These plans are summarized below.

Retirement Plan

          We maintain a defined contribution 401(k) plan. We match 50% of each employee’s contributions, limited to 2% of the employee’s compensation. Our contributions to the 401(k) plan were $453, $458 and $515 for the years ended December 31, 2007, 2006 and 2005, respectively.

Annual Incentive Plan

          The Ocwen Financial Corporation Amended 1998 Annual Incentive Plan (the “AIP”) is our primary incentive compensation plan for executives and other key employees. Under the terms of the AIP, participants can earn cash and equity-based awards as determined by the Compensation Committee of the Board of Directors. The awards are generally based on objective performance criteria established by the Committee which includes corporate profitability, growth in our core businesses, meeting budget objectives and achieving cost savings through Six Sigma initiatives. The Committee may at its discretion adjust performance measurements to reflect significant unforeseen events. In 2005 and 2006, non-qualified stock options to purchase our common stock were issued as part of the AIP and granted pursuant to the Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan (the “Stock Option Plan”). In 2007, the stockholders approved the 2007 Equity Incentive Plan (the “2007 Equity Plan”) to replace the Stock Option Plan.

           The following table provides a summary of our stock option activity for the years ended December 31:

	2007		2006		2005

	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding at beginning of year	3,212,031	$8.42	4,280,475	$8.25	4,331,848	$8.36
Granted	475,999	11.88	—	—	411,703	6.10
Exercised	(263,398)	5.80	(972,056)	7.84	(203,410)	4.56
Forfeited	(194,106)	18.01	(96,388)	6.82	(259,666)	9.51

Outstanding at end of year	3,230,526	9.50	3,212,031	8.42	4,280,475	8.25

Exercisable at end of year	2,567,886	9.20	2,447,199	9.00	3,084,098	8.99

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

          During 2007, OCN cancelled and replaced 1,198,820 unexercised stock options under the transition relief provisions of IRC section 409A. Options vesting after December 31, 2004 that were granted at an exercise price below market value are considered noncompliant under IRC section 409A, and the holders are subject to additional taxes, penalties and interest. The 1,198,920 noncompliant options had a weighted average exercise price of $5.40 and were replaced with options having an exercise price equal to market value on the original date of grant resulting in a weighted average exercise price of $7.96.

           The following table summarizes information about our stock options outstanding at December 31, 2007:

			Options Outstanding		Options Exercisable

Award Year	Exercise Price Range		Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price

2006	$11.88		466,473	$11.88	9	121,035	$11.88
2005	9.64		336,259	9.64	8	142,777	9.64
2004	4.92	– 10.60	468,497	9.07	7	381,912	9.30
2003	6.18	– 10.73	231,724	9.85	6	194,589	9.68
2002	1.87	– 11.08	258,179	2.60	5	258,179	2.60
2001	5.79	– 12.55	667,664	9.31	4	667,664	9.31
2000	4.09	– 7.40	412,950	4.79	3	412,950	4.79
1999	6.25		79,930	6.25	2	79,930	6.25
1998	12.31		33,801	12.31	1	33,801	12.31
1997	20.35		275,049	20.35		275,049	20.35

			3,230,526			2,567,886

          Stock options awarded under the AIP prior to 1998 had a one-year vesting period. Stock options awarded for 1998 and 1999 vested ratably over a three-year period. Stock options awarded for 2000 and thereafter generally vest ratably over a five-year period including the award year. The term of all options granted is ten years from the grant date, except in the case where employment terminates by reason of retirement, in which case the option will terminate no later than three years after such retirement or the end of the option term, whichever is earlier. Effective with our adoption of SFAS No. 123(R) on January 1, 2006, compensation expense related to options is measured based on the grant-date fair value of the options using the Black-Scholes option-pricing model. Prior to our adoption of SFAS No. 123(R), we treated the difference between the fair market value of our stock at the date of grant and the exercise price as compensation expense. Included in compensation expense for the years ended December 31, 2007, 2006 and 2005 was $3,048, $1,120 and $864, respectively, related to stock options. Cash received from the exercise of stock options during 2007 was $1,529. Financing cash inflows for that same year include $487 of tax benefits arising from related tax deductions that reduce the amount of income taxes that would otherwise be payable. The aggregate intrinsic value of stock options outstanding and options exercisable at December 31, 2007 was negative as the exercise prices taken together exceeded the market price. The total intrinsic value of stock options exercised, which is defined, as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, was $1,953 for 2007. The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2007 was 5.29 years and 4.48 years, respectively. As of December 31, 2007, unrecognized compensation costs related to non-vested stock options amounted to $2,004, which will be recognized over a weighted-average remaining requisite service period of approximately 2.28 years.

          In 2003, the AIP was amended to provide the Compensation Committee the option to award common stock in lieu of cash. These awards are granted at no cost to the employee and vest ratably over a three-year period including the award year. The shares are issued to the employee upon vesting. Because the shares have not been registered with the Securities and Exchange Commission, their transferability and sale by the employee are subject to restriction periods and other conditions. Shares granted for the years ended December 31, 2006 and 2005 were 97,697 and 123,368, respectively. We have not granted any shares for the 2007 service year; however, during 2007 we awarded 154,553 shares to compensate employees for the loss in fair value from the exchange of stock options that were noncompliant under IRC section 409A. At December 31, 2007, a total of 249,351 shares were unvested. Included in this amount were 153,096 shares relating to the IRC section 409A remediation which vest during the years 2008 to 2010. The fair value of the grants is recognized as compensation expense ratably over the vesting period. Included in compensation expense for the years ended December 31, 2007, 2006 and 2005 was $1,182, $595 and $920, respectively, relating to these stock awards.

NOTE 24 STOCKHOLDERS’ EQUITY

          On May 9, 2000, we announced that our Board of Directors authorized the repurchase of up to 6,000,000 of our issued and outstanding shares of common stock. To date, we have repurchased 431,100 shares under this plan (all in 2004). We may still purchase a total of 5,568,900 shares under this plan. On May 9, 2006, we purchased one million shares from a company controlled by a member of OCN’s Board of Directors at a price of $11.00 per share. On May 1, 2007, we purchased an additional one million shares from two companies controlled by that same member of OCN’s Board of Directors at a price of $14.52 per share.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

NOTE 25 REGULATORY REQUIREMENTS

          Effective June 30, 2005, the Bank terminated its status as a federal savings bank. Prior to returning its original thrift charter to the Office of Thrift Supervision (“OTS”), the Bank operated as a federal savings bank, and OCN was a registered savings and loan holding company. Our primary regulatory authority was the OTS.

          Pursuant to the conditions set forth in the OTS Approval, OCN entered into an agreement (the “Guaranty”) in favor of the OTS and any holders of claims with respect to liabilities assumed by OLS from the Bank (the “Assumed Liabilities”). Assumed Liabilities include all legal actions against the Bank. Assumed liabilities do not include the customer deposit and other liabilities that were assumed by Marathon National Bank of New York (“Marathon”) in connection with the Branch Purchase and Deposit Assumption agreement. The Guaranty contains affirmative covenants relating to the maintenance of a $5,000 cash collateral account, reporting requirements, transactions with affiliates, preservation of the existence of our subsidiaries and maintenance of not less than $35,000 of unencumbered financial assets. Pursuant to the Guaranty, we have also agreed to certain limits on the incurrence of debt, merger or sale transactions, disposition of assets and payment of dividends. As of December 31, 2007, we were in compliance with all of the covenants specified in the Guaranty.

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

NOTE 26 SERVICING AND SUBSERVICING FEES

          The following table represents the components of servicing and subservicing fees for the years ended December 31:

	2007	2006	2005

Loan servicing and subservicing fees	$233,688	$210,212	$173,865
Late charges	39,665	37,862	35,110
Receivables management and recovery fees	35,536	6,946	10,345
Custodial accounts (float earnings)	29,318	48,292	31,665
Loan collection fees	12,817	10,288	8,681
Other	28,253	26,984	33,716

	$379,277	$340,584	$293,382

NOTE 27 OTHER OPERATING EXPENSES

          Other operating expenses consist primarily of loan charge-offs, employee travel related costs, amortization of intangibles, provisions for bad debts and bank charges. Other operating expenses for 2005 also included a charge of $7,238 to recognize the full impairment of our investment in Funding America.

NOTE 28 INTEREST INCOME

          The following table presents the components of interest income for each category of our interest-earning assets for the years ended December 31:

	2007	2006	2005

Interest earning cash and short-term cash investments	$2,153	$1,811	$2,024
Trading securities, at fair value:
Investment grade	4,412	3,617	3,568
Subordinates and residuals	10,445	17,021	13,839
Certificates of deposit	2,200	309	—
Loans held for resale	10,441	24,671	4,642
Other	—	180	478

	$29,651	$47,609	$24,551

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

NOTE 29 INTEREST EXPENSE

          The following table presents the components of interest expense for each category of our interest-bearing liabilities for the years ended December 31:

	2007	2006	2005

Match funded liabilities	$41,541	$23,061	$16,104
Lines of credit and other secured borrowings	20,661	19,858	4,865
Debt securities:
Convertible Notes	3,896	3,913	6,555
Capital Securities	5,808	5,807	6,027
Deposits and other	764	732	3,435

	$72,670	$53,371	$36,986

NOTE 30 BUSINESS SEGMENT REPORTING

          A brief description of our business segments are as follows:

•

Residential Servicing. Through this business, we provide loan servicing for a fee, including asset management and resolution services, to owners of subprime residential mortgage loans. This segment also includes the results of our 25% equity investments in OSI, NPL, ONL and OREO, unconsolidated entities engaged in asset management.

•

Ocwen Recovery Group. This business primarily generates fees by providing collection services for owners of delinquent and charged-off receivables. Effective June 6, 2007, this segment includes the results of NCI, a receivables management company specializing in contingency collections for credit card issuers and other consumer and credit providers

•

Residential Origination Services. This business segment consists of three components: fee-based loan processing services, trading and investing activities and our former subprime loan origination operation. Fee-based loan processing services include residential property valuation services, mortgage due diligence and title services; and outsourcing services to third parties including mortgage underwriting, data entry, call center services and mortgage research. We also sell due diligence services on closed whole loans. Our trading and investing activities include our investments in subprime residual mortgage backed trading securities as well as the results of our whole loan purchase and securitization activities. In January 2007, we decided to close our subprime loan origination operation.

          Corporate Items and Other. We report items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash and the related costs of financing these investments and certain other corporate expenses in Corporate Items and Other. Our Convertible Notes, Capital Securities, equity investment in BMS Holdings and former Commercial Servicing segment are also included in Corporate Items and Other.

          We allocate interest income and expense to each business segment for funds raised or funding of investments made. We also allocate expenses generated by corporate support services to each business segment.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

           Financial information for our segments is as follows:

	Residential Servicing	Ocwen Recovery Group	Residential Origination Services	Corporate Items and Other	Business Segments Consolidated

At or for the year ended December 31, 2007
Revenue	$355,056	$41,292	$72,552	$11,761	$480,661
Operating expenses (1)	229,261	47,373	71,029	12,407	360,070

Income (loss) from operations	125,795	(6,081)	1,523	(646)	120,591

Other income (expense):
Interest income	1,146	6	20,485	8,014	29,651
Interest expense	(57,888)	(1,305)	(7,907)	(5,570)	(72,670)
Other (2) (3)	(3,096)	30	(9,275)	(6,852)	(19,193)

Other income (expense), net	(59,838)	(1,269)	3,303	(4,408)	(62,212)

Income (loss) from continuing operations before income taxes	$65,957	$(7,350)	$4,826	$(5,054)	$58,379

Total assets	$1,786,080	$66,142	$113,953	$428,521	$2,394,696

At or for the year ended December 31, 2006
Revenue	$343,614	$7,666	$70,944	$9,354	$431,578
Operating expenses (4)	232,492	8,569	84,665	18,809	344,535

Income (loss) from operations	111,122	(903)	(13,721)	(9,455)	87,043

Other income (expense):
Interest income	488	—	39,423	7,698	47,609
Interest expense	(30,295)	—	(19,195)	(3,881)	(53,371)
Other	(855)	340	(605)	2,066	946

Other income (expense), net	(30,662)	340	19,623	5,883	(4,816)

Income (loss) from continuing operations before income taxes	$80,460	$(563)	$5,902	$(3,572)	$82,227

Total assets	$1,119,754	$360	$194,801	$694,828	$2,009,743

At or for the year ended December 31, 2005
Revenue	$279,626	$11,683	$66,031	$17,795	$375,135
Operating expenses (5)	236,517	12,715	76,662	20,784	346,678

Income (loss) from operations	43,109	(1,032)	(10,631)	(2,989)	28,457

Other income (expense):
Interest income	323	—	16,745	7,483	24,551
Interest expense	(21,752)	—	(6,768)	(8,466)	(36,986)
Other	(19)	348	(2,537)	8,867	6,659

Other income (expense), net	(21,448)	348	7,440	7,884	(5,776)

Income (loss) from continuing operations before income taxes	$21,661	$(684)	$(3,191)	$4,895	$22,681

Total assets	$783,560	$1,002	$680,624	$388,987	$1,854,173

(1)  Operating expenses include amortization of servicing rights (Residential Servicing) of $99,118, depreciation (Corporate items and Other) of $6,926 and provisions for bad debts and charge-offs (Residential Origination Services) of $8,406. Residential Servicing operating expenses include $4,313 of expenses related to amounts due from borrowers that were subsequently deemed uncollectible. These expenses primarily relate to loans that were paid off during 2006.

(2) Other expense includes a loss of $8,673 in Corporate Items and Other that resulted from the early redemption of CDs during the third quarter that we had acquired at a discount.

(3) Residential Origination Services other expense includes unrealized losses on subordinate and residual trading securities of $29,031 and a gain of $25,587 from the sale of the UK residuals.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

(4)  Operating expenses include amortization of servicing rights (Residential Servicing) of $110,518, depreciation (Corporate Items and Other) of $10,442 and provisions for bad debts and charge-offs (Residential Origination Services) of $5,570.

(5)  Operating expenses include amortization of servicing rights (Residential Servicing) of $96,692, depreciation (Corporate Items and Other) of $11,001, provision for bad debts (Residential Servicing) of $4,598 and an impairment charge of $7,238 on our investment in Funding America (Residential Origination Services).

NOTE 31 COMMITMENTS AND CONTINGENCIES

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

          On April 13, 2004, the United States Judicial Panel on Multi-district Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs’ mortgage loans into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the “MDL Proceeding”). Currently, there are approximately 67 lawsuits against the Bank and/or OCN consolidated in the MDL Proceeding involving 95 mortgage loans that we currently service or previously serviced. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. On May 19, 2006, plaintiffs filed an Amended Consolidated Class Action Complaint (“Amended Complaint”) containing various claims under federal statutes, including the Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act and bankruptcy laws, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees, property inspection fees and bankruptcy-related fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Amended Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave to amend further their pleadings or otherwise seek damages should the matter proceed to trial. On April 25, 2005, the trial court entered an Opinion and Order granting the Bank partial summary judgment finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees, foreclosure-related fees and other legitimate default-related fees. The trial court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs’ claims challenge the propriety of the above-mentioned fees. On May 16, 2006, after having denied a motion to dismiss based on federal preemption, the trial court granted our motion to take an interlocutory appeal on the issue. On July 29, 2006, the United States Court of Appeals for the Seventh Circuit granted our request to hear the appeal. On June 22, 2007, the Seventh Circuit issued its opinion holding that many of the claims were preempted or failed to satisfy the pleading requirements of the applicable rules of procedure and directing the trial judge to seek clarification from the plaintiffs regarding various aspects of the Amended Complaint so as to properly determine which particular claims are to be dismissed. On September 24, 2007, plaintiffs filed their Second Amended Complaint, which contains servicing practices allegations similar to those set forth in the prior version of their Complaint. On November 13, 2007, we filed a motion to dismiss the Second Amended Consolidated Class Action Complaint on the grounds that the claims are preempted and are deficient as a matter of law. Briefing on that motion has not yet been completed by the parties. We believe the allegations in the MDL Proceeding are without merit and will continue to vigorously defend against them.

          On November 3, 2004, the trial judge in litigation brought by Cartel Asset Management, Inc. (“Cartel”) against OCN, the Bank and Ocwen Technology Xchange, Inc. (“OTX”), a subsidiary that has been dissolved, in federal court in Denver, Colorado, entered final judgment in the amount of $520 against OTX and nominal damages of two dollars against the Bank. In so doing, the judge reduced a prior jury verdict in the amount of $9,320 after trial on this matter involving allegations of misappropriation of trade secrets and contract-related claims brought by a former vendor. Notwithstanding the nominal damage award against the Bank, it was assessed a statutory award to Cartel of attorneys’ fees in an additional amount of $170, and the Bank and OTX were further assessed costs in the amount of $9. On September 18, 2007, the United States Court of Appeals for the Tenth Circuit upheld the damage award against OTX and remanded the case for a new trial on damages against the Bank. On December 10, 2007, we paid the full amount of the judgment against OTX, including accrued interest. The trial court has not yet set a date for the new trial against the Bank.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

          On February 9, 2006, the County Court for Galveston County, Texas entered judgment in the amount of $1,830 against OLS and in favor of a plaintiff-borrower who defaulted on a mortgage loan that we serviced. The plaintiff claimed that OLS’ foreclosure on the loan violated the Texas Deceptive Trade Practices Act and other state statutes and common law. This judgment reduced a prior jury verdict of $11,500. We believe the judgment, comprised of $5 in actual damages, approximately $675 in emotional distress, statutory and other damages and interest, and $1,150 for attorneys’ fees, is against the weight of evidence and contrary to law. On December 20, 2007, we reached a final settlement with the plaintiff. The amount we paid in connection with the settlement did not exceed the amount of the reserve we had previously established related to this case.

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

          On January 30, 2008, Roger A. Inglese, alleging he is an OCN shareholder, filed an action on behalf of a purported class of shareholders in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida, against OCN and all of the members of its board of directors seeking equitable relief as to a contemplated acquisition of OCN by entities affiliated with William C. Erbey, Oaktree Capital Management L.P. and Angelo Gordon & Co. L.P. Plaintiff alleges the proposed purchase price for the OCN stock is inadequate. No monetary or other relief is requested against OCN and no class has been certified. We believe that the allegations are without merit and intend to continue to vigorously defend against this matter.

          OCN is subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings will not have a material effect on our financial condition, results of operations or cash flows.

Tax matters

          On December 28, 2006, the India tax authorities issued an income tax assessment order (the “Order”) with respect to IT Enabled services performed for OCN by its wholly-owned Indian subsidiary, OFSPL. The Order relates to the assessment year 2004-05 and determined that the percent mark-up on operating costs with respect to the IT enabled and software development services that OFSPL provided to OCN was insufficient. The proposed adjustment would impose upon OFSPL additional tax of INR 45,290 ($1,149) and interest of INR 14,922 ($379) for the Assessment Year 2004-05. In accordance with standard Indian procedures, penalties may also be assessed in the future in connection with the assessment.

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

          In January 2007, OFSPL received an additional notice from the India tax authorities regarding a transfer pricing review of the Assessment Year 2005-06. On September 3, 2007, OFSPL filed a detailed response to the additional notice. This response is currently being reviewed by the India tax authorities. On October 23, 2007, the India Central Board of Direct Taxes issued an instruction stating that all demands for payments raised on disputes that are pending resolution in competent authority proceedings will be stayed. Due to the uncertainties inherent in the Appeals and Competent Authority processes, OCN and OFSPL cannot currently estimate any additional exposure beyond the amount detailed in the Order. We can also not predict when these tax matters will be resolved.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

Commitments and Other

          We lease certain of our premises and equipment under capital leases and non-cancelable operating leases with terms expiring through 2019 exclusive of renewal option periods. Our annual aggregate minimum rental commitments under these leases are summarized as follows:

	Capital	Operating

2008	$1,572	$7,426
2009	1,298	6,866
2010	654	5,180
2011	5	3,972
2012	—	3,072
Thereafter	—	17,506

Total minimum lease payments	3,529	$44,022

Amount representing interest	(451)

Present value of minimum lease payments	$3,078

          We converted rental commitments for our facilities outside the United States of America to U.S. dollars using exchange rates in effect at December 31, 2007. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $6,530, $4,380 and $3,783, respectively.

          In December 2007, we completed a sale-leaseback transaction with a third party for our Orlando facility. Under the terms of this transaction, the buyer assumed a pre-existing lease between OLS and one of its wholly-owned subsidiaries. The lease expires in September 2019. OLS also sublets to another third party 61,400 square feet or approximately 49% of the space in the Orlando facility. This sublease expires in September 2011. Total remaining sublease rentals to be received are $3,894 as of December 31, 2007, of which $972, $1,003, $1,034 and $885 will be received in 2008, 2009, 2010 and 2011, respectively.

NOTE 32 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarters Ended (1)

	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007

Revenue	$123,402	$125,350	$116,926	$114,983
Operating expenses	90,761	93,529	89,225	86,555

Income from operations	32,641	31,821	27,701	28,428
Other income (expense)	(45,742)	(21,679)	14,493	(9,284)

Income (loss) from continuing operations before income taxes	(13,101)	10,142	42,194	19,144
Income tax expense (benefit)	(8,405)	3,882	14,759	6,374

Income (loss) from continuing operations	(4,696)	6,260	27,435	12,770
Loss from discontinued operations, net of taxes	(2,229)	(309)	(244)	(390)

Net income	$(6,925)	$5,951	$27,191	$12,380

Basic earnings per share
Income from continuing operations	$(0.08)	$0.10	$0.43	$0.21
Loss from discontinued operations	(0.03)	—	—	(0.01)

Net income	$(0.11)	$0.10	$0.43	$0.20

Diluted earnings per share
Income from continuing operations	$(0.08)	$0.09	$0.39	$0.19
Loss from discontinued operations	(0.03)	—	—	(0.01)

Net income	$(0.11)	$0.09	$0.39	$0.18

(1) Previously reported quarterly results were adjusted to reflect the reclassification of BOK to discontinued operations in the fourth quarter of 2007.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2007, 2006 AND 2005
(Dollars in thousands, except share data)

	Quarters Ended(1)

	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006

Revenue	$113,954	$110,124	$105,099	$102,401
Operating expenses	89,791	84,186	83,788	86,770

Income from operations	24,163	25,938	21,311	15,631
Other income (expense)	(8,485)	1,165	(3,753)	6,257

Income from continuing operations before income taxes	15,678	27,103	17,558	21,888
Income tax expense (benefit) (2)	987	9,403	(141,692)	4,925

Income from continuing operations	14,691	17,700	159,250	16,963
Loss from discontinued operations, net of taxes	(770)	(730)	(164)	(430)

Net income	$13,921	$16,970	$159,086	$16,533

Basic earnings per share
Income from continuing operations	$0.23	$0.28	$2.53	$0.27
Loss from discontinued operations	(0.01)	(0.01)	—	(0.01)

Net income	$0.22	$0.27	$2.53	$0.26

Diluted earnings per share
Income from continuing operations	$0.21	$0.26	$2.23	$0.25
Loss from discontinued operations	(0.01)	(0.01)	—	(0.01)

Net income	$0.20	$0.25	$2.23	$0.24

(1) Previously reported quarterly results were adjusted to reflect the reclassification of BOK to discontinued operations in the fourth quarter of 2007.

(2) The income tax benefit for the second quarter of 2006 primarily reflects the reversal of $145,211 of valuation allowances on our deferred tax assets. See Note 22 for additional information.

NOTE 33 SUBSEQUENT EVENTS

          In January 2008, our Chief Executive Officer, together with members of OCN management and funds managed by Oaktree Capital Management, L.P. and Angelo, Gordon & Co., L.P. (collectively, the “Sponsors”), proposed to acquire by merger, for a purchase price of $7.00 per share in cash, all of the outstanding shares of OCN Common Stock. The Board of Directors of OCN formed a Special Committee of independent directors to consider the proposal. In March 2008, OCN announced that the Special Committee and the Sponsors had been unable to reach an agreement as to the terms of a definitive agreement. As a result, the parties have mutually agreed to terminate discussions regarding the proposal. The letter agreements that established the terms of the proposed transaction contain provisions for reimbursement of up to a total of $5,000 to the Sponsors for documented due diligence expenses in the event that the transaction is not consummated and no forfeiture event has occurred.

          During the first quarter of 2008, Ocwen invested Investment Line funds in AAA rated auction rate securities backed by Federal Family Education Loan Program student loans. In recent weeks, the auction rate security market has experienced historic levels of illiquidity, and there have not been enough orders to purchase all of the securities being sold at the auction (a “failed auction”). As a result, we have been unable to liquidate our holdings. Within the context of a failed auction, the issuer pays the investor LIBOR plus a pre-determined margin as penalty interest until such time that the auction returns to clearing status, the notes mature at par or the notes are called by the issuer. On March 10, 2008, Fitch Ratings indicated that they do not anticipate any ratings actions due to increased debt costs for these securities.

          For the quarter ending March 31, 2008, JPMorgan Chase has agreed to waive the requirement that Investment Line borrowings be paid off at quarter end. If sufficient liquidity does not return to the auction rate securities market, we may be required to recognize these securities and a corresponding liability to JPMorgan Chase on our March 31, 2008 balance sheet and to provide a collateral deposit of up to $25,000. If the estimated fair value of these securities at March 31, 2008 is less than our cost plus accrued interest, we might be required to recognize an unrealized loss in the amount of the excess of cost plus accrued interest over the estimated fair value of the securities. However, it would be our intent to hold the securities until such time as liquidity returns to the auction rate securities market, and we could sell the securities without realizing a loss. As of February 29, 2008, we had borrowings from JPMorgan Chase collateralized by such auction rate securities totaling $300,000. We estimate the range of fair value of those securities, based on discussions with dealers, to range from $270,000 to $291,000.