Form 10-Q
period 2008-03-31
OCWEN FINANCIAL CORP
filed 2008-05-08
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________________to _____________________

Commission File Number: 1-13219

Ocwen Financial Corporation

(Exact name of registrant as specified in its charter)

Florida	65-0039856

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1661 Worthington Road, Suite 100, West Palm Beach, Florida 33409

(Address of principal executive offices) (Zip Code)

(561) 682-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of May 2, 2008: 62,698,636 shares.

OCWEN FINANCIAL CORPORATION
FORM 10-Q

i

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31, 2008	December 31, 2007

Assets
Cash	$174,684	$114,243
Trading securities, at fair value
Auction rate	289,044	—
Other investment grade	21,743	34,876
Subordinates and residuals	6,190	7,362
Loans held for resale, at lower of cost or fair value	67,880	75,240
Advances	294,948	292,887
Match funded advances	1,154,525	1,126,097
Mortgage servicing rights	186,771	197,295
Receivables	72,719	79,394
Deferred tax assets, net	177,880	178,178
Intangibles, including goodwill of $17,042 and $17,615	57,062	58,301
Premises and equipment, net	34,031	35,572
Investments in unconsolidated entities	80,671	76,465
Other assets	135,613	118,786

Total assets	$2,753,761	$2,394,696

Liabilities and Stockholders’ Equity
Liabilities
Match funded liabilities	$1,068,123	$1,001,403
Lines of credit and other secured borrowings	359,522	339,976
Investment line	283,836	—
Servicer liabilities	189,455	204,484
Debt securities	150,279	150,279
Other liabilities	106,083	110,429

Total liabilities	2,157,298	1,806,571

Minority interest in subsidiaries	2,068	1,979

Commitments and Contingencies (Note 18)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 62,650,550 and 62,527,360 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	627	625
Additional paid-in capital	178,859	177,407
Retained earnings	412,752	406,822
Accumulated other comprehensive income, net of income taxes	2,157	1,292

Total stockholders’ equity	594,395	586,146

Total liabilities and stockholders’ equity	$2,753,761	$2,394,696

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	For the three months ended March 31,

	2008	2007

Revenue
Servicing and subservicing fees	$98,214	$91,712
Process management fees	26,950	19,896
Other revenues	3,087	3,375

Total revenue	128,251	114,983

Operating expenses
Compensation and benefits	29,402	20,197
Amortization of servicing rights	14,014	32,237
Servicing and origination	14,411	13,659
Technology and communications	5,270	4,686
Professional services	14,749	6,555
Occupancy and equipment	6,533	5,343
Other operating expenses	7,160	3,878

Total operating expenses	91,539	86,555

Income from operations	36,712	28,428

Other income (expense)
Interest income	4,813	9,966
Interest expense	(25,038)	(15,028)
Loss on trading securities	(12,023)	(4,471)
Loss on loans held for resale, net	(1,045)	(2,543)
Equity in earnings of unconsolidated entities	6,955	243
Other, net	(926)	2,549

Other expense, net	(27,264)	(9,284)

Income from continuing operations before income taxes	9,448	19,144
Income tax expense	3,314	6,374

Income from continuing operations	6,134	12,770
Loss from discontinued operations, net of income taxes	(204)	(390)

Net income	$5,930	$12,380

Basic earnings per share
Income from continuing operations	$0.09	$0.21
Loss from discontinued operations	—	(0.01)

Net income	$0.09	$0.20

Diluted earnings per share
Income from continuing operations	$0.09	$0.19
Loss from discontinued operations	—	(0.01)

Net income	$0.09	$0.18

Weighted average common shares outstanding
Basic	62,567,972	63,186,262
Diluted	70,776,654	72,189,608

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the three months ended March 31,

	2008	2007

Net income	$5,930	$12,380
Other comprehensive income, net of taxes:
Change in unrealized foreign currency translation adjustment arising during the period (1)	714	72
Change in deferred loss on cash flow hedge (2)	151	—

Comprehensive income	$6,795	$12,452

(1)      Net of tax expense of $420 and $24 for the three months ended March 31, 2008 and 2007, respectively.

(2)     Net of tax expense of $88 for the three months ended March 31, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Dollars in thousands, except share data)

					Accumulated Other Comprehensive Income (Loss), Net of Taxes

	Common Stock		Additional Paid-in Capital
				Retained Earnings
	Shares	Amount				Total

Balance at December 31, 2007	62,527,360	$625	$177,407	$406,822	$1,292	$586,146

Net income	—	—	—	5,930	—	5,930

Issuance of common stock awards to employees	123,190	2	(24)	—	—	(22)

Expiration of common stock options	—	—	1,053	—	—	1,053

Employee compensation – Share-based awards	—	—	400	—	—	400

Director’s compensation – Common stock	—	—	23	—	—	23

Other comprehensive income, net of income taxes	—	—	—	—	865	865

Balance at March 31, 2008	62,650,550	$627	$178,859	$412,752	$2,157	$594,395

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the three months ended March 31,

	2008	2007

Cash flows from operating activities
Net income	$5,930	$12,380
Adjustments to reconcile net income to net cash provided (used) by operating activities
Amortization of servicing rights	14,014	32,237
Discount accretion on securities, net	(53)	(605)
Depreciation and other amortization	3,145	1,970
Provision for bad debts and loan charge-offs	3,367	1,784
Loss on trading securities	12,023	4,471
Loss on loans held for resale, net	1,045	2,543
Equity in earnings of unconsolidated entities	(6,955)	(243)
Net cash used by trading activities	(286,640)	(94,076)
Net cash provided (used) by loans held for resale activities	1,303	(17,223)
(Increase) decrease in advances and match funded advances	(30,761)	105,631
(Increase) decrease in deferred tax asset	871	(622)
Increase in receivables and other assets, net	(7,185)	(26,803)
Decrease in servicer liabilities	(15,029)	(135,996)
Decrease in other liabilities, net	(4,346)	(5,443)
Other	2,325	295

Net cash used by operating activities	(306,946)	(119,700)

Cash flows from investing activities
Purchase of mortgage servicing rights	(3,626)	(69,430)
Return of investment in BMS Holdings, Inc.	—	45,894
Distributions from Ocwen Nonperforming Loans, LLC and related entities	3,875	—
Investment in Ocwen REO, LLC	(1,250)	—
Additions to premises and equipment	(940)	(664)
Proceeds from sales of real estate	1,967	627
Other	136	41

Net cash provided (used) by investing activities	162	(23,532)

Cash flows from financing activities
Proceeds from (repayment of) match funded liabilities, net	63,843	(1,522)
Proceeds from lines of credit and other secured borrowings, net	19,546	71,425
Proceeds from investment line, net	283,836	—
Exercise of common stock options	—	53

Net cash provided by financing activities	367,225	69,956

Net increase (decrease) in cash	60,441	(73,276)
Cash at beginning of period	114,243	236,581

Cash at end of period	$174,684	$163,305

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Dollars in thousands, except share data)

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

          Ocwen Financial Corporation (“OCN”), through its subsidiaries, is a business process outsourcing provider to the financial services industry, specializing in loan servicing, mortgage fulfillment and receivables management services. At March 31, 2008, OCN owned all of the outstanding stock of its primary subsidiaries: Ocwen Loan Servicing, LLC (“OLS”), Investors Mortgage Insurance Holding Company, Ocwen Financial Solutions, Private Limited (“OFSPL”) and NCI Holdings, Inc. (“NCI”). OCN also owns 70% of Global Servicing Solutions, LLC (“GSS”) with the remaining 30% minority interest held by ML IBK Positions, Inc.

Basis of Presentation

          The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (“SEC”) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2008. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

          The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly significant in the near or medium term relate to our determination of the valuation of securities, loans held for resale, mortgage servicing rights, intangibles and the deferred tax asset.

          Certain amounts included in our 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

Principles of Consolidation

          We evaluate each special purpose entity (“SPE”) for classification as a “qualifying special purpose entity” (“QSPE”) as specified by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). When we determine that an SPE is classified as a QSPE, it is excluded from our consolidated financial statements. When we determine that an SPE is not classified as a QSPE, it is further evaluated for classification as a variable interest entity (“VIE”) as specified by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46(R)”). When an SPE meets the definition of a VIE, and OCN is identified as the primary beneficiary, we include it in our consolidated financial statements.

          As of March 31, 2008, we have included eight VIEs in our consolidated financial statements. Four of these entities are significant to our consolidated financial statements.

          We include the assets and liabilities and results of operations of Ocwen Servicer Advance Receivables Funding Company Ltd. (“OSARFC”) in our consolidated financial statements. OSARFC is a special purpose entity, and we are the primary beneficiary. The holders of the debt issued by OSARFC can look only to the assets of OSARFC for satisfaction of the debt and have no recourse against OCN. As of March 31, 2008, OSARFC had assets of $618,882, including $616,062 of servicing advances that were pledged to secure the debt of $538,168 issued by OSARFC.

          We also include in our consolidated financial statements two additional SPEs that were created in the second half of 2007 to acquire advances from OLS and to securitize the advances by issuing debt that is secured by the advances: Ocwen Servicer Advance Bridge Funding, LLC (“OSABF”) and Ocwen Servicer Advance Variable Funding Issuer (DB), LLC (“OSAVFI”). We evaluated both entities as VIEs and determined that we are the primary beneficiary. Holders of the debt issued by these two entities can look only to the assets of the entities for satisfaction of the debt and have no recourse against OCN. As of March 31, 2008, OSABF had total assets of $162,431, including $162,219 of servicing advances that were pledged to secure the $148,899 of debt issued by OSABF. Similarly, at March 31, 2008, OSAVFI had total assets of $234,780 including $233,101 of servicing advances that were pledged to secure the $219,392 of debt issued by OSAVFI.

          As a result of a loan securitization that closed on August 30, 2007, we became the primary beneficiary of Ocwen Real Estate Asset Liquidating Trust 2007-1 (“OREALT”), a SPE that was created in connection with the securitization and that we have determined is a VIE. Any third-party holders of debt issued by OREALT can look only to the assets of OREALT for satisfaction of the debt and have no recourse against OCN. Because of current conditions in the credit markets, we have not yet placed the securities issued in connection with this transaction with a third party. As of March 31, 2008, OREALT had assets of $83,218, consisting principally of loans held for resale of $66,853 and real estate owned of $8,579.

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

NOTE 2     CURRENT ACCOUNTING PRONOUNCEMENTS

          SFAS No. 157, “Fair Value Measurements.” The FASB issued SFAS No. 157 in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. The statement establishes a fair value hierarchy that distinguishes between (1) quoted prices in an active market, (2) observable market data from sources independent of the reporting entity and (3) unobservable inputs. In all instances, an exit price or a sale price is emphasized by the statement. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our consolidated balance sheet or consolidated statement of operations other than the additional disclosures that are contained in Note 3.

          During February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2. This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). We did not apply the provisions of SFAS No. 157 to goodwill and intangibles in accordance with this FSP.

          SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159 on January 1, 2008, we did not elect the fair value option for any instrument we do not currently measure at fair value.

          SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51.” The FASB issued SFAS No. 160 on December 4, 2007. The statement establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. The statement clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such a gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. The statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year. We are currently evaluating the impact that SFAS No. 160 will have on our consolidated financial statements.

          SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” The FASB issued SFAS No. 161 In March 2008. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Under the statement entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The statement must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 fiscal year, with early application encouraged. The adoption of SFAS No. 161 will not have an affect on our consolidated balance sheet and statement of operations but may require additional disclosures.

NOTE 3     FAIR VALUE OF FINANCIAL INSTRUMENTS

          Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine fair value we primarily utilize reported market transactions and discounted cash flow analyses. SFAS 157, which we partially adopted effective January 1, 2008, establishes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels whereby the highest priority is given to Level 1 inputs and the lowest to Level 3 inputs. The three broad categories are:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial instrument.

Level 3:	Unobservable inputs for the asset or liability.

          Where available, we utilize quoted market prices or observable inputs rather than unobservable inputs to determine fair value.

          The valuation techniques used and key assumptions made to estimate the fair value of financial instruments measured at fair value are:

Trading Securities

          The fair value of auction rate securities are estimated based upon a combination of observable market prices for similar instruments, quoted market prices and by discounting expected future cash flows based on our best estimate of market participant assumptions. In periods of market illiquidity, the fair value of auction rate securities are determined after consideration of the credit quality of the underlying collateral and the securities held, market activity and general market conditions affecting auction rate securities. The more significant assumptions used in the March 31, 2008 valuation include an illiquidity premium of approximately 8% and a liquidity date of December 31, 2008. We do not assume defaults in our valuation due to the high credit quality of both the securities we hold and the underlying collateral. This determination requires the significant use of unobservable inputs and therefore these securities fall within Level 3 of the fair value hierarchy.

          We adjust our collateralized mortgage obligations (“CMOs”), commercial paper and other trading securities to fair value based on quoted market prices or other observable market inputs. Since the fair value for these instruments are determined with reference to corroborated, observable market information, these instruments are generally classified within Level 2 of the fair value hierarchy.

          Our subordinate and residual securities are not actively traded, and, therefore, we estimate the fair value of these securities based on the present value of expected future cash flows using our best estimate of the key assumptions market participants would use. We calibrate our internally developed discounted cash flow models for trading activity whenever possible. These securities are classified within Level 3 of the fair value hierarchy. Key inputs include expected prepayment rates, delinquency and cumulative loss curves and discount rates commensurate with the risks. The subordinate and residual securities we invest in typically trade infrequently and, therefore, have few or no observable inputs and little price transparency and during periods of market dislocation, the observability of inputs is further reduced.

          At March 31, 2008, securities amounting to $295,234 were carried at fair value determined by using significant Level 3 inputs.

Loans Held for Resale

          Loans held for resale are reported at the lower of cost or fair value. We account for the excess of cost over fair value as a valuation allowance with changes in the valuation allowance included in gain (loss) on loans held for resale, net, in the period in which the change occurs. All loans held for resale were measured at fair value since the cost of $89,971 exceeded the estimated fair value of $67,880 at March 31, 2008.

          We estimate the fair value of our performing loans based upon quoted market prices for similar whole loan pools and consequently classify them within Level 2 of the fair value hierarchy. We base the fair value of our non-performing loans on estimated cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows. Our nonperforming loans held for resale are classified within Level 3 of the fair value hierarchy due to a lack of observable pricing data.

Derivative Financial Instruments

          Exchange-traded derivative financial instruments are valued based on quoted market prices and classified within Level 1 of the valuation hierarchy. If quoted market prices or other observable inputs are not available, fair value is based on unobservable inputs, including assumptions of market activity and general market conditions, and classified within Level 3 of the fair value hierarchy.

          We classify assets in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth assets and liabilities measured at fair value at March 31, 2008, categorized by input level within the fair value hierarchy:

	Carrying value	Level 1	Level 2	Level 3

Measured at fair value on a recurring basis:
Trading securities (1):
Auction rate	$289,044	$—	$—	$289,044
Other Investment grade	21,743	—	21,743	—
Subordinates and residuals	6,190	—	—	6,190
Derivative financial instruments, net	578	—	—	578
Measured at fair value on a non-recurring basis(2):
Loans held for resale (3)	67,880	—	38,392	29,488

(1)	Trading securities are accounted for at fair value. We report changes in fair value in gain (loss) on trading securities in the period of the change.

(2)

The estimated fair value of Mortgage Servicing Rights (“MSRs”) exceeded their carrying value at March 31, 2008. Therefore, the MSRs did not represent a non-recurring fair value measurement that required disclosure under SFAS No. 157.

(3)	Loans held for resale are measured at fair value on a non-recurring basis. At March 31, 2008, the carrying value of loans held for resale is net of a valuation allowance of $22,091.

          The following table sets forth a reconciliation of the changes in fair value during the three months ended March 31, 2008 of our Level 3 assets that are measured at fair value on a recurring basis:

	Fair Value at January 1, 2008	Purchases, collections and settlements, net	Total realized and unrealized gains and (losses)	Transfers in and/or out of Level 3	Fair Value at March 31, 2008

Trading securities:
Subordinates and residuals	$7,362	$(18)	$(1,154)	$—	$6,190
Auction rate securities	—	297,983	(8,939)	—	289,044
Derivative financial instruments	4,867	(7,150)	2,861	—	578

NOTE 4     DISCONTINUED OPERATIONS

          In the fourth quarter of 2007, management of OCN approved and committed to a plan to sell its investment in Bankhaus Oswald Kruber GmbH & Co. KG (“BOK”), our wholly-owned German banking subsidiary, and accordingly, its operations have been reclassified in the accompanying consolidated financial statements as discontinued. For segment reporting purposes, the operations of BOK are included in Corporate Items and Other. As of March 31, 2008, potential investors are engaged in preliminary due diligence procedures. We expect to complete the sale of BOK in 2008.

          Results of BOK’s operations for the three months ended March 31 are as follows:

	2008	2007

Revenue	$124	$45
Operating expenses	631	596

Loss from operations	(507)	(551)
Other income, net	303	161

Loss before income taxes	(204)	(390)
Income tax expense (benefit)	—	—

Net loss	$(204)	$(390)

          The following table presents BOK’s assets and liabilities at the dates indicated:

	March 31, 2008	December 31, 2007

Cash	$7,301	$8,338
Trading securities, at fair value	267	537
Receivables	14,544	9,968
Goodwill and intangibles	3,423	3,423
Premises and equipment, net, and other	270	268

Total assets	$25,805	$22,534

Total liabilities (including customer deposits of $9,735 and $7,439)	$10,429	$7,866

NOTE 5     TRADING SECURITIES

          Trading securities consisted of the following at the dates indicated:

	March 31, 2008	December 31, 2007

AAA-rated Auction rate (Corporate Items and Other)	$289,044	$—

Other investment grade (Corporate Items and Other):
CMOs	$20,299	$33,171
Other	1,444	1,705

	$21,743	$34,876

Subordinates and residuals:
Loans and Residuals:
Single family residential	$5,968	$7,016
Corporate Items and Other:
Single family residential	222	296
Commercial	—	50

	$6,190	$7,362

          We borrow funds each month under a credit facility provided by JPMorgan Chase (the “Investment Line”) at a nominal interest rate and invest those funds in certain permitted investments, including US Treasury Securities, US Agency Securities, commercial paper, auction rate securities, bank certificates of deposit and JPMorgan Chase time deposits.

          During the first quarter of 2008, we invested Investment Line funds in AAA-rated auction rate securities backed by student loans originated under the U. S. Department of Education’s Federal Family Education Loan Program. The underlying student loans backing the auction rate securities are guaranteed up to 97% of the unpaid principal balance in the event of default. The AAA-rated securities that we hold are in the senior-most position and are smaller in amount than the federally guaranteed portion of the underlying loans. The auction rate security market has recently experienced levels of illiquidity, and there have not been enough orders to purchase all of the securities being sold at the auction (a “failed auction”). As a result, we have been unable to liquidate our holdings. Within the context of a failed auction, the issuer pays the investor fail rate penalty interest until the auction returns to clearing status, the notes mature at par or the notes are called or redeemed. On March 10, 2008, a rating agency indicated that they do not anticipate any ratings actions due to increased debt costs for these securities.

          The terms of the Investment Line required that we sell the investments and pay off the associated borrowings prior to the end of each quarter. On March 28, 2008, we executed an amendment to the Investment Line with JPMorgan Chase that eliminated the requirement that borrowings be paid off at quarter end and increased the annual interest rate from 0.1% to 0.35%. Because sufficient liquidity has not returned to the auction rate securities market, we were unable to liquidate our investment in these securities prior to March 31, 2008. As a result, we have recognized these securities and a corresponding liability to JPMorgan Chase on our March 31, 2008 balance sheet. The estimated fair value of these securities at March 31, 2008 was less than our cost plus accrued interest, and we recognized an unrealized loss of $8,939 in our statement of operations. See Note 13 for additional information regarding the terms of the Investment Line obligation.

          Our subordinate and residual securities at March 31, 2008 and December 31, 2007 include retained interests with a fair value of $1,327 and $1,291, respectively, from securitizations of loans. As of March 31, 2008, subordinate and residual securities with a fair value of $804 and CMOs with a fair value of $20,299 had been sold under agreements to repurchase.

          Gain (loss) on trading securities for the three months ended March 31 was comprised of the following:

	2008	2007

Unrealized losses	$(11,909)	$(4,536)
Realized gains (losses)	(114)	65

	$(12,023)	$(4,471)

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

          Our subordinate and residual securities are not actively traded, and, therefore, market quotations are not available. We estimate fair value using an industry accepted discounted cash flow model that is calibrated for trading activity wherever possible. We estimate fair value based on the present value of expected future cash flows using our best estimate of key assumptions that market participants would use such as discount, delinquency and cumulative loss rates as well as prepayment speeds associated with the loans underlying mortgage backed securities. Discount rates for the subordinate and residual securities range from 15% to 35% and are determined based upon an assessment of prevailing market conditions and prices for similar assets recently purchased by OSI. We project the delinquency, loss and prepayment assumptions based on a comparison to actual historical performance curves, adjusted for prevailing market conditions. Peak delinquency assumptions range from 52% to 56%, and loss assumptions range from 13.7% to 20.6%. Average prepayment assumptions range from 13% to 16.2%.

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

          Advances consisted of the following at the dates indicated:

	March 31, 2008	December 31, 2007

Servicing:
Principal and interest	$111,674	$111,199
Taxes and insurance	81,075	77,431
Foreclosures and bankruptcy costs	42,965	45,269
Real estate servicing costs	34,486	34,537
Other	17,762	17,493

	287,962	285,929
Loans and Residuals	6,900	6,872
Corporate Items and Other	86	86

	$294,948	$292,887

           At March 31, 2008, advances with a carrying value of $194,402 had been pledged as collateral for borrowings under the senior secured credit agreement.

NOTE 7     MATCH FUNDED ADVANCES

          Match funded advances on residential loans serviced for others are comprised of the following at the dates indicated:

	March 31, 2008	December 31, 2007

Principal and interest	$673,804	$659,207
Taxes and insurance	295,552	281,062
Foreclosure and bankruptcy costs	93,197	86,384
Real estate costs	72,876	80,785
Other	19,096	18,659

	$1,154,525	$1,126,097

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

NOTE 8     MORTGAGE SERVICING RIGHTS

	Residential	Commercial	Total

Carrying value of MSRs:
Balance at December 31, 2007	$191,935	$5,360	$197,295
Purchases and adjustments	3,627	(137)	3,490
Amortization	(13,804)	(210)	(14,014)

Balance at March 31, 2008	$181,758	$5,013	$186,771

Estimated fair value of MSRs:
March 31, 2008	$241,676	$5,416	$247,092
December 31, 2007	$271,108	$5,781	$276,889

Unpaid Principal Balance of assets serviced:
March 31, 2008:
Servicing	$38,156,620	$2,314,734	$40,471,354
Subservicing (1)	11,967,956	2,889,399	14,857,355

	$50,124,576	$5,204,133	$55,328,709

December 31, 2007:
Servicing	$38,005,999	$2,385,343	$40,391,342
Subservicing (1)	15,539,986	2,764,634	18,304,620

	$53,545,985	$5,149,977	$58,695,962

(1)  Unpaid Principal Balance (“UPB”) serviced under subservicing agreements includes $804,814 and $798,148 of foreclosed residential properties serviced for the United States Department of Veterans Affairs (“VA”) at March 31, 2008 and December 31, 2007, respectively.

          We service residential mortgage loans and real estate that we do not own under contractual servicing agreements. We generally obtain MSRs by purchasing them from the owners of the mortgages. We also enter into subservicing agreements with entities that own the servicing rights. Residential assets serviced consist almost entirely of mortgage loans, primarily subprime, but also include real estate. Assets serviced for others are excluded from our balance sheet. Custodial accounts, which hold funds representing collections of principal and interest that we have received from borrowers, are escrowed with an unaffiliated bank and excluded from our balance sheet. Custodial accounts amounted to $387,159 and $356,713 at March 31, 2008 and December 31, 2007, respectively. An agreement between the various parties to a mortgage securitization transaction typically specifies the rights and obligations of servicing rights which include guidelines and procedures for servicing the loans including remittance and reporting requirements, among other provisions.

          We estimate the fair value of our servicing rights by discounting future underlying servicing cash flows. The more significant assumptions used in the March 31, 2008 valuation include prepayment speeds ranging from 12% to 23% (depending on loan type) and delinquency rates ranging from 19% to 28% (depending on loan type). Other assumptions include an interest rate of one-month LIBOR plus 250 basis points for computing the cost of servicing advances, an interest rate equal to the Federal Funds Rate for computing float earnings and a discount rate of 18%.

           At March 31, 2008, MSRs with a carrying value of $168,852 had been pledged as collateral for borrowings under the senior secured credit agreement.

NOTE 9     INVESTMENT IN UNCONSOLIDATED ENTITIES

	March 31, 2008	December 31, 2007

Asset Management Vehicles:
Investment in OSI (1)	$36,857	$37,189
Investment in ONL and affiliates (2)	30,182	33,531

	67,039	70,720

Technology Products:
Investment in BMS Holdings (3)	13,552	5,666

Corporate Items and Other	80	79

	13,632	5,745

	$80,671	$76,465

          Equity in earnings (losses) of unconsolidated entities was as follows for the three months ended March 31:

	2008			2007

	OCN Share	Eliminations (4)	Net	OCN Share

OSI (1)	$(636)	$304	$(332)	$—
ONL and affiliates (2)	(1,046)	447	(599)	—
BMS Holdings (3)	7,886	—	7,886	243

	$6,204	$751	$6,955	$243

(1) Our investment in OSI represents a 25% equity interest. OSI invests in the lower tranches and residuals of residential mortgage-backed securities, the related mortgage servicing rights and other similar assets. Under our agreement with the other investors in OSI, we have a remaining commitment to invest up to $37,500 in OSI.

(2) Our investments in NPL, ONL and OREO represent 25% equity interests. ONL and NPL resolve non-performing loans purchased at a discount. OREO purchases real estate for sale, including real estate that ONL and NPL have obtained through foreclosure. During the first quarter of 2008, we received distributions totaling $3,875 and invested an additional $1,250. We have a remaining commitment to invest up to $37,737 in ONL, NPL and OREO, collectively.

(3) Our investment in BMS represents an equity interest of approximately 46%. During the first quarter of 2007, we received a distribution of $45,894 that represented a return of our original investment in BMS Holdings. Total revenues, operating income and net income of BMS Holdings for the first quarter of 2008 were $12,854, $5,431 and $16,964, respectively. First quarter results for BMS Holdings reflect $47,904 of net unrealized gains on derivative financial instruments, partly offset by $12,242 of unrealized losses on auction rate securities and $2,895 of amortization of the intangible assets arising from the 2006 acquisition of BMS.

(4) OLS earns loan servicing and management fees from OSI and from ONL and affiliates. In determining the amount of equity in earnings to recognize, we add back our 25% share of the loan servicing and management fee expense recognized by OSI and ONL and affiliates. During the first quarter of 2008, OLS earned $840 and $684 in loan servicing fees from OSI and from ONL and affiliates, respectively. During the same period, OLS earned $376 and $1,104 in management fees from OSI and from ONL and affiliates, respectively. We have recognized 75% of the loan servicing and management fee revenue not eliminated in consolidation.

NOTE 10     OTHER ASSETS

          Other assets consisted of the following at the dates indicated:

	March 31, 2008	December 31, 2007

Debt service accounts (1)	$90,987	$77,819
Interest earning collateral deposits	14,008	8,947
Deferred debt related costs, net	11,721	11,446
Real estate	11,667	11,483
Prepaid expenses and other	7,230	9,091

	$135,613	$118,786

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

NOTE 11     MATCH FUNDED LIABILITIES

          Match funded liabilities are obligations secured by the collateral underlying the related match funded advances and are repaid through the cash proceeds arising from those assets. We account for and report match funded liabilities as secured borrowings with pledges of collateral. All of our match funded liabilities are secured by advances on residential loans serviced for others. The amortization date is the date on which the revolving period ends under our advance facilities and repayment of the outstanding balance must begin if the facility is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. After the amortization date, all collections that represent the repayment of advances that have been financed through the facility must be applied to reduce the balance outstanding under the facility, and any new advances under the securitizations pledged to the facility are ineligible to be financed.

				Unused Borrowing Capacity	Balance Outstanding

Borrowing Type	Interest Rate (1)	Maturity	Amortization Date		March 31, 2008	December 31, 2007

Variable Funding Note Series 2007-1	Commercial paper rate + 200 basis points (2)	November 2013	November 2008	$1,832	$298,168	$218,590
Term Note Series 2004 -1	1-Month LIBOR + 50 basis points	October 2013	January 2008 (3)	—	—	100,000
Term Note Series 2005 -1	1-Month LIBOR + 40 basis points	March 2014	May 2008	—	75,000	75,000
Term Note Series 2006 -1	5.335%	November 2015 (4)	November 2009	—	165,000	165,000
Variable Funding Note (5)	Commercial paper rate + 150 basis points (5)	December 2013	December 2010	30,608	219,392	124,038
Variable Funding Note (6)	1-Month LIBOR + 500 basis points (6)	March 2011	March 2008 (6)	—	148,899	174,581
Advance Receivable Backed Notes	1-Month LIBOR + 200 basis points	February 2011 (7)	January 2009	45,655	154,345	139,752

				78,095	1,060,804	996,961
Basis adjustment (4)				—	7,319	4,442

				$78,095	$1,068,123	$1,001,403

(1) 1-Month LIBOR was 2.70% and 4.60% at March 31, 2008 and December 31, 2007, respectively.

(2) The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 200 basis points. This rate has approximated LIBOR plus 200 basis points over time.

(3) The amortization period for this note began in January 2008, and by March 2008, we repaid the note in full.

(4) We previously carried this note on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established in December 2006 using an interest rate swap. We terminated the swap agreement in February 2008 and began amortizing the basis adjustment to earnings over the expected remaining term of the note.

(5) The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 150 basis points. This rate has approximated 1-Month LIBOR plus 150 basis points over time.

(6) In March 2008, we elected not to renew or extend this facility, and the amortization period for this note began. The interest rate increased from 1-Month LIBOR plus 200 basis points to 1-Month LIBOR plus 500 basis points on January 1, 2008. By April 2008, we repaid this note in full and moved all remaining collateral to a new $300,000 match funded advance facility that closed in April 2008. The rate on this new variable funding note is 1-Month LIBOR plus 250 basis points.

(7) In February 2008, we negotiated an increase in the maximum borrowing capacity from $140,000 to $200,000 and extended the stated maturity to February 2011 and the amortization date to January 2009.

NOTE 12     LINES OF CREDIT AND OTHER SECURED BORROWINGS

          Secured lines of credit from various unaffiliated financial institutions are as follows:

					Balance Outstanding
				Unused Borrowing Capacity
Borrowings	Collateral	Interest Rate (1)	Maturity		March 31, 2008	December 31, 2007

Servicing:
Senior secured credit agreement (2)	MSRs, advances, receivables and mortgage loans	1-Month LIBOR +150 – 200 basis points (2)	August 2008 (2)	$35,548	$319,452	$260,976

Loans and Residuals:
Repurchase agreement	Loans held for resale or real estate	1-Month LIBOR + 400 basis points (3)	June 2008 (3)	2,504	23,496	46,173
Repurchase agreement (4)	Residual trading securities	1-Month LIBOR + 250 basis points	N/A	—	123	170
Repurchase agreement (4)	Residual trading securities	1-Month LIBOR + 125 basis points	April 2036	—	68	129

				2,504	23,687	46,472
Mortgage Services:
Senior secured credit agreement	Commercial MSRs and advances	Prime or prime + 37.5 basis points	August 2008	6,746	3,983	4,090

Financial Services:
Senior notes	Various	10.25%	January 2008	—	—	147

Corporate Items & Other:
Repurchase agreement (5)	Securities	5.12 – 5.40%(5)	N/A (5)	—	12,400	28,291

				$44,798	$359,522	$339,976

(1) 1-Month LIBOR was 2.70% and 4.60% at March 31, 2008 and December 31, 2007, respectively.

(2) The interest incurred on this facility is based on LIBOR plus 150 basis points to 200 basis points depending on the type of collateral pledged. The interest rate on this facility may be reduced to as low as 1.50% to 2.00% to the extent that we have available balances on deposit with the lender.

(3) We renewed this agreement in March 2008 at which time the maximum borrowing capacity was reduced from $50,000 to $26,000 and the maturity was extended. The interest rate will increase from 1-Month LIBOR plus 400 basis points to 1-Month LIBOR plus 450 basis points after May 16, 2008.

(4) This agreement has no stated credit limit. Lending is based on the acceptability of the securities presented as collateral.

(5) Interest rates under this agreement are separately negotiated for each transaction. There is no stated credit limit or date of maturity under this agreement; however, each transaction matures and is renewed monthly. Lending is determined for each transaction based on the acceptability of the securities presented as collateral. We repaid this agreement in full in April 2008, when we sold the assets that were pledged under it.

NOTE 13     INVESTMENT LINE

          We utilize the Investment Line to generate float earnings by borrowing funds each month from JPMorgan Chase at a nominal interest rate and investing those funds in certain permitted investments. Funds provided by the Investment Line are available only for investment purposes and are not available for general operating purposes. The amount borrowed is based on projected average custodial balances for the month and, effective March 28, 2008, is limited to a maximum of $350,000. No actual custodial funds are invested, since we invest only the funds provided through the Investment Line. The custodial funds remain on deposit with JPMorgan Chase for the benefit of the securitization trusts.

          The terms of the Investment Line required that we sell the investments and repay the associated borrowings prior to the end of each quarter. As a result of failed auctions, we have been unable to liquidate our investment in auction rate securities. On March 28, 2008, we executed an amendment to the Investment Line with JPMorgan Chase that eliminated the requirement that borrowings be repaid at quarter end and increased the annual interest rate from 0.1% to 0.35%. Because sufficient liquidity has not returned to the auction rate securities market, we were unable to liquidate our investment in these securities prior to March 31, 2008. As a result, we have recognized these securities and a corresponding liability to JPMorgan Chase on our March 31, 2008 balance sheet. We made a principal payment of $14,147 on March 31, 2008 which reduced the Investment Line obligation to $283,836. On April 30, 2008, we made an additional paydown of $14,597. The Investment Line matures on June 30, 2008.

NOTE 14     SERVICER LIABILITIES

          Servicer liabilities represent amounts we have collected, primarily from residential borrowers whose loans we service which will be deposited in custodial accounts, paid directly to an investment trust or refunded to borrowers. The following sets forth the components of servicer liabilities at the dates indicated:

	March 31, 2008	December 31, 2007

Borrower payments due to custodial accounts	$84,490	$120,507
Escrow payments due to custodial accounts	28,904	7,410
Partial payments and other unapplied balances	76,061	76,567

	$189,455	$204,484

NOTE 15     BASIC AND DILUTED EARNINGS PER SHARE

          Basic EPS excludes common stock equivalents and is calculated by dividing net income by the weighted average number of common shares outstanding during the period. We calculate diluted EPS by dividing net income, as adjusted to add back interest expense net of tax on the 3.25% Contingent Convertible Senior Unsecured Notes (“Convertible Notes”), by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and the Convertible Notes. The following is a reconciliation of the calculation of basic EPS to diluted EPS for the three months ended March 31:

	2008	2007

Basic EPS:
Net income	$5,930	$12,380

Weighted average shares of common stock	62,567,972	63,186,262

Basic EPS	$0.09	$0.20

Diluted EPS:
Net income	$5,930	$12,380
Interest expense on Convertible Notes, net of income tax (1)	632	643

Adjusted net income	$6,562	$13,023

Weighted average shares of common stock	62,567,972	63,186,262
Effect of dilutive elements:
Convertible Notes (1)	7,962,205	7,962,205
Stock options (2)	205,418	988,943
Common stock awards	41,059	52,198

Dilutive weighted average shares of common stock	70,776,654	72,189,608

Diluted EPS	$0.09	$0.18

(1) The effect of our Convertible Notes on diluted EPS is computed using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, is added back to net income.

(2) Excludes an average of 2,497,372 and 437,132 of options that were anti-dilutive for the first quarter of 2008 and 2007, respectively, because their exercise price was greater than the average market price of our stock.

NOTE 16     DERIVATIVE FINANCIAL INSTRUMENTS

          In our Servicing segment, we have entered into interest rate swaps, under which we pay a floating rate and receive a fixed rate, and interest rate caps. In connection with our issuance of a $165,000 match funded term note in 2006 with a 5.335% fixed rate of interest, we entered into an interest rate swap position with a notional value of $165,000 to hedge our exposure to an increase in the fair value of the note due to declining interest rates. We designated this swap position as a fair value hedge and carried the note on the balance sheet at fair value. During the first quarter of 2008, we terminated this interest rate swap and began amortizing the basis adjustment on the note to earnings over the expected remaining term of the note. In addition, in connection with entering into a match funded advance financing facility in December 2007 with a variable rate of interest and a $250,000 maximum borrowing capacity, we entered into interest rate caps with a notional amount of $250,000 to hedge our exposure to rising interest rates. We designated this cap as a cash flow hedge but dedesignated it as of March 31, 2008 because of ineffectiveness.

          The following table summarizes our use of interest rate management derivative financial instruments during the three months ended March 31, 2008:

	Notional Amounts

	Interest Rate Swaps	Interest Rate Cap

Balance at December 31, 2007	$165,000	$250,000
Terminations	(165,000)	—

Balance at March 31, 2008	$—	$250,000

Fair value at March 31, 2008	$—	$578

Maturity	—	December 2013

          Net realized and unrealized gains included in other income (expense), net for interest rate risk and credit risk management derivative financial instruments were $2,861 for the three months ended March 31, 2008. In addition, as a result of dedesignating the interest rate cap hedge in the first quarter of 2008, we reclassified to earnings the unrealized loss of $239 included in other comprehensive income at December 31, 2007. For the three months ended March 31, 2007, net realized and unrealized gains on risk management derivative financial instruments were $3,763, including $2,256 of gains on credit default swaps related to subordinate and residual securities. The credit default swaps were terminated in the third quarter of 2007. In addition, we recorded unrealized losses of $3,149 and $753 for the three months ended March 31, 2008 and 2007, respectively, that represented fair value basis adjustments on the $165,000 fixed-rate match funded term note that we designated as part of a fair value hedging relationship for accounting purposes.

NOTE 17     BUSINESS SEGMENT REPORTING

          Effective January 1, 2008, we realigned and expanded our business segments in conjunction with implementing our revised business strategy, which included managing the business through two distinct lines of business. Our previous segments, Residential Servicing, Ocwen Recovery Group and Residential Origination Services, were realigned into two lines of business, Ocwen Asset Management and Ocwen Solutions. Ocwen Asset Management includes our core residential servicing business, equity investments in asset management vehicles and our remaining investments in subprime loans and residual securities. Ocwen Solutions, our business process outsourcing operation, includes our residential fee-based loan processing businesses, all of our technology platforms, our unsecured collections business and our equity interest in BMS Holdings. We have realigned our internal planning and operating structure to give support and focus to these operations. Our business segments reflect the internal reporting that we have used to evaluate operating performance and to assess the allocation of our resources. Our segments are based upon our organizational structure, which focuses primarily on the products and services offered by our segments.

          A brief description of our current business segments aligned within our two lines of business follows:

Ocwen Asset Management

•

Servicing. This segment provides loan servicing for a fee, including asset management and resolution services, primarily to owners of subprime residential mortgages. Subprime loans represent residential loans we service that were made to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac (nonconforming loans). This segment is primarily comprised of our core residential servicing business, formerly known as Residential Servicing.

•

Loans and Residuals. This segment includes our trading and investing activities and our former subprime loan origination operation. Our trading and investing activities include our investments in subprime residual mortgage backed trading securities as well as the results of our whole loan purchase and securitization activities. In January 2007, we decided to close our subprime loan origination operation. This segment was previously included in the Residential Origination Services segment.

•

Asset Management Vehicles. This segment is comprised of our 25% equity investments in OSI, NPL, ONL and OREO, unconsolidated entities engaged in the management of residential assets. This segment was previously included in the Residential Servicing segment.

Ocwen Solutions

•

Technology Products. This segment includes revenues from the licensing to others of our REAL suite of applications that support mortgage servicing and origination. These products include REALServicingTM, REALResolutionTM, REALTransSM and REALSynergyTM. This segment also earns fees from services that cover IT enablement, call center services and third-party applications. The results of our 46% equity investment in BMS Holdings, which provides technology-based case management solutions to trustees, law firms and debtor companies that administer cases in the federal bankruptcy system, is also included in this segment. The results of BMS Holdings were previously included in Corporate Items and Other.

•

Mortgage Services. This segment providesfee-based mortgage and default services including residential property valuation, mortgage due diligence, mortgage underwriting and insurance support. These fee-based businesses were previously included in the Residential Origination Services segment. This segment also includes international servicing for commercial loans which we conduct through GSS and which was previously included in Corporate Items and Other.

•

Financial Services. This segment, formerly known as Ocwen Recovery Group, primarily generates fees by providing collection services for owners of delinquent and charged-off receivables. Effective June 6, 2007, this segment includes the results of NCI, a receivables management company specializing in contingency collections for credit card issuers and other consumer and credit providers.

          Corporate Items and Other. We report items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash and the related costs of financing these investments and certain other corporate expenses in Corporate Items and Other. Our Convertible Notes and Capital Securities are also included in Corporate Items and Other.

          We allocate interest income and expense to each business segment for funds raised or funding of investments made. We also allocate expenses generated by corporate support services to each business segment.

          Financial information for our segments is as follows:

	Ocwen Asset Management			Ocwen Solutions

	Servicing	Loans and Residuals	Asset Management Vehicles	Technology Products	Mortgage Services	Financial Services	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

Results of Operations
For the three months ended March 31, 2008:
Revenue (1)	$86,512	$—	$1,051	$11,226	$16,755	$19,499	$5	$(6,797)	$128,251
Operating expenses (2) (3)	41,806	4,361	856	8,882	13,519	19,008	8,636	(5,529)	91,539

Income (loss) from operations	44,706	(4,361)	195	2,344	3,236	491	(8,631)	(1,268)	36,712

Other income (expense), net:
Interest income	399	3,656	—	—	39	13	706	—	4,813
Interest expense	(23,005)	(856)	—	(164)	(122)	(492)	(399)	—	(25,038)
Other (4)	(525)	(2,073)	(1,807)	7,431	(6)	11	(11,338)	1,268	(7,039)

Other income (expense), net	(23,131)	727	(1,807)	7,267	(89)	(468)	(11,031)	1,268	(27,264)

Income (loss) from continuing operations before income taxes	$21,575	$(3,634)	$(1,612)	$9,611	$3,147	$23	$(19,662)	$—	$9,448

For the three months ended March 31, 2007:
Revenue	$91,597	$44	$—	$9,096	$16,357	$1,787	$774	$(4,672)	$114,983
Operating expenses (5)	62,382	2,874	73	7,339	14,219	2,047	2,213	(4,592)	86,555

Income (loss) from operations	29,215	(2,830)	(73)	1,757	2,138	(260)	(1,439)	(80)	28,428

Other income (expense), net:
Interest income	177	7,083	—	—	189	—	2,517	—	9,966
Interest expense	(11,330)	(2,061)	—	(124)	(270)	(1)	(1,242)	—	(15,028)
Other	856	(4,868)	—	333	30	3	(656)	80	(4,222)

Other income (expense), net	(10,297)	154	—	209	(51)	2	619	80	(9,284)

Income (loss) from continuing operations before income taxes	$18,918	$(2,676)	$(73)	$1,966	$2,087	$(258)	$(820)	$—	$19,144

Total Assets
March 31, 2008	$1,744,224	$92,885	$67,350	$27,103	$16,127	$64,822	$1,867,174	$(1,125,924)	$2,753,761

December 31, 2007	$1,708,504	$102,398	$74,242	$20,328	$24,162	$66,142	$1,514,240	$(1,115,320)	$2,394,696

March 31, 2007	$1,091,867	$174,166	$—	$15,371	$17,366	$482	$1,568,263	$(916,172)	$1,951,343

(1) Revenues include the following intersegment revenues for the three months ended:

	Servicing	Asset Management Vehicles	Technology Products	Mortgage Services	Business Segments Consolidated

March 31, 2008	$556	$370	$5,851	$20	$6,797
March 31, 2007	$203	$—	$4,310	$159	$4,672

(2) Operating expenses include amortization of servicing rights (Servicing) of $13,804, depreciation (Technology Products) of $1,507, provisions for bad debts and charge-offs (Loans and Residuals) of $3,464 and amortization of intangibles (Financial Services) of $666.

(3) Corporate Items and Other operating expenses include $9,532 of costs related to the “going private” proposal. In January 2008, our Chief Executive Officer, together with members of OCN management and funds managed by Oaktree Capital Management, L.P. and Angelo, Gordon & Co., L.P. (collectively, the “Sponsors”), proposed to acquire by merger, for a purchase price of $7.00 per share in cash, all of the outstanding shares of OCN Common Stock. The Board of Directors of OCN formed a Special Committee of independent directors to consider the proposal. In March 2008, OCN announced that the Special Committee and the Sponsors had been unable to reach an agreement as to the terms of a definitive agreement. As a result, the parties have mutually agreed to terminate discussions regarding the proposal. The letter agreements that established the terms of the proposed transaction contained provisions for reimbursement of up to a total of $5,000 to the Sponsors for documented due diligence expenses in the event that the transaction was not consummated. In April 2008, we reimbursed the Sponsors for their expenses, which amounted to $4,444 and which were included in the $9,532 of “going private” costs that we recognized in the first quarter of 2008.

(4) Other includes equity in earnings (losses) of unconsolidated entities of $(931) (Asset Management Vehicles) and $7,886 (Technology Products). See Note 9 for additional information regarding the results of operations of these unconsolidated entities.

(5) Operating expenses include amortization of servicing rights (Servicing) of $32,054, depreciation (Technology Products) of $1,384 and provisions for bad debts and charge-offs (Loans and Residuals) of $1,656.

NOTE 18     COMMITMENTS AND CONTINGENCIES

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

          On April 13, 2004, the United States Judicial Panel on Multi-district Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs’ mortgage loans into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the “MDL Proceeding”). Currently, there are approximately 63 lawsuits against the Bank and/or OCN consolidated in the MDL Proceeding involving 91 mortgage loans that we currently service or previously serviced. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. On May 19, 2006, plaintiffs filed an Amended Consolidated Class Action Complaint (“Amended Complaint”) containing various claims under federal statutes, including the Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act and bankruptcy laws, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees, property inspection fees and bankruptcy-related fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Amended Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave to amend further their pleadings or otherwise seek damages should the matter proceed to trial. On April 25, 2005, the trial court entered an Opinion and Order granting the Bank partial summary judgment finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees, foreclosure-related fees and other legitimate default-related fees. The trial court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs’ claims challenge the propriety of the above-mentioned fees. On May 16, 2006, after having denied a motion to dismiss based on federal preemption, the trial court granted our motion to take an interlocutory appeal on the issue. On July 29, 2006, the United States Court of Appeals for the Seventh Circuit granted our request to hear the appeal. On June 22, 2007, the Seventh Circuit issued its opinion holding that many of the claims were preempted or failed to satisfy the pleading requirements of the applicable rules of procedure and directing the trial judge to seek clarification from the plaintiffs regarding various aspects of the Amended Complaint so as to properly determine which particular claims are to be dismissed. On September 24, 2007, plaintiffs filed their Second Amended Complaint, which contains servicing practices allegations similar to those set forth in the prior version of their Complaint. On November 13, 2007, we filed a motion to dismiss the Second Amended Consolidated Class Action Complaint on the grounds that the claims are preempted and are deficient as a matter of law. Briefing on that motion has not yet been completed by the parties. We believe the allegations in the MDL Proceeding are without merit and will continue to vigorously defend against them.

          On November 3, 2004, the trial judge in litigation brought by Cartel Asset Management, Inc. (“Cartel”) against OCN, the Bank and Ocwen Technology Xchange, Inc. (“OTX”), a subsidiary that has been dissolved, in federal court in Denver, Colorado, entered final judgment in the amount of $520 against OTX and nominal damages of two dollars against the Bank. In so doing, the judge reduced a prior jury verdict in the amount of $9,320 after trial on this matter involving allegations of misappropriation of trade secrets and contract-related claims brought by a former vendor. Notwithstanding the nominal damage award against the Bank, it was assessed a statutory award to Cartel of attorneys’ fees in an additional amount of $170, and the Bank and OTX were further assessed costs in the amount of $9. On September 18, 2007, the United States Court of Appeals for the Tenth Circuit upheld the damage award against OTX and remanded the case for a new trial on damages against the Bank. On December 10, 2007, we paid the full amount of the judgment against OTX, including accrued interest. On March 24, 2008, the trial court entered an order joining OLS, in its capacity as the Bank’s successor-in-interest, and OCN, in its capacity as guarantor of the Bank’s obligations, as additional defendants. The trial court has not yet set a date for the new trial against the Bank, OLS and OCN.

          On September 13, 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc. (“ABFS”) brought an action against multiple defendants, including OLS, in Bankruptcy Court in Delaware. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by OLS of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. OLS brought a separate action against the Trustee, in his representative capacity, seeking damages of approximately $2,500 arising out of the ABFS MSRs purchase transaction. OLS’ separate action against the Trustee was dismissed by agreement without prejudice with the right to replead such claims as counterclaims in the Trustee’s action or otherwise as a separate action should the Trustee’s action be dismissed. By opinion dated February 13, 2007, the Court granted OLS’ motion to dismiss some claims but refused to dismiss others. The Court allowed the Trustee leave to file an Amended Complaint, which the Trustee filed on March 13, 2007. The Amended Complaint sets forth claims against all of the original defendants and as against OLS alleges turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. On March 20, 2008, the Court denied OLS’ motion to dismiss. Discovery is in progress. We believe that the Trustee’s allegations against OLS are without merit and intend to continue to vigorously defend against this matter.

          OCN is subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings and those noted above will not have a material effect on our financial condition, results of operations or cash flows.

Tax matters

          On December 28, 2006, the India tax authorities issued an income tax assessment order (the “Order”) with respect to IT Enabled services performed for OCN by its wholly-owned Indian subsidiary, OFSPL. The Order relates to the assessment year 2004-05 and determined that the percent mark-up on operating costs with respect to the IT enabled and software development services that OFSPL provided to OCN was insufficient. The proposed adjustment would impose upon OFSPL additional tax of INR 45,290 ($1,133) and interest of INR 14,922 ($373) for the Assessment Year 2004-05. In accordance with standard Indian procedures, penalties may also be assessed in the future in connection with the assessment.

          OCN and OFSPL intend to vigorously contest the Order and the imposition of tax and interest and do not believe they have violated any statutory provision or rule. OFSPL has filed a domestic appeal with the India Commissioner of Income Tax (Appeals) in response to the Order, and on March 16, 2007, OCN filed a request for Competent Authority Assistance with the Internal Revenue Service under the United States – India Income Tax Treaty. The Competent Authority Assistance filing should preserve OCN’s right to credit any potential India taxes against OCN’s U.S. taxes.

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

NOTE 19     SUBSEQUENT EVENTS

          On April 18, 2008, we entered into a new $300,000 match funded credit facility secured by residential servicing advances. The facility will mature in April 2009 and will carry an interest rate equal to 1-month LIBOR plus 250 basis points.

          On April 17, 2008, we also entered into a $300,000 variable funding note under one of our match funded advance facilities. OSI is the investor in this note. This note has a 364-day revolving period where the note can be paid down and re-borrowed, and the final maturity date is April 16, 2020. This financing is intended to be short-term with the balance being paid to zero by each month end. On the closing date, $15,000 was funded on this note which was subsequently repaid to zero on April 28, 2008. As this is a demand note, it does not affect the maximum borrowing capacity under the related match funded facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except share data)

          The following discussion of our results of operations, consolidated financial condition and capital resources and liquidity should be read in conjunction with our Interim Consolidated Financial Statements and the related notes, all included elsewhere in this Quarterly Report on Form 10-Q.

RISK FACTORS AND CRITICAL ACCOUNTING POLICIES

Risk Factors

          We include a discussion of the principal risks and uncertainties that affect or could affect our business operations under Item 1A on pages 7 through 10 of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to this information during 2008.

Critical Accounting Policies

          Our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of risks in the marketplace or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail on pages 21 through 23 of Management’s Discussion and Analysis of Results of Operations and Financial Condition and in Note 1 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to this information during 2008.

FORWARD-LOOKING STATEMENTS

          This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to the following:

•	assumptions related to the sources of liquidity, our ability to fund advances and the adequacy of financial resources;

•	estimates regarding prepayment speeds, float balances, and other servicing portfolio characteristics;

•	projections as to the performance of our fee-based loan processing business and our asset management vehicles;

•	estimates regarding our reserves, valuations and anticipated realization on assets; and

•	expectations as to the effect of resolution of pending legal proceedings on our financial condition.

          Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to the following:

•	availability of adequate and timely sources of liquidity,

•	prevailing interest rates,

•	general economic and market conditions,

•	governmental regulations and policies, and

•	uncertainty related to dispute resolution and litigation.

          Further information on the risks specific to our business are detailed within this report and our other reports and filings with the Securities and Exchange Commission, including our Annual report on Form 10-K for the year ended December 31, 2007 and our Forms 10-Q and 8-K filed during 2008. Forward-looking statements speak only as of the date they are made and should not be relied upon. Ocwen Financial Corporation undertakes no obligation to update or revise forward-looking statements.

EXECUTIVE SUMMARY

Strategic Goals and Initiatives

          Ocwen Financial Corporation is a business process outsourcing provider to the financial services industry, specializing in loan servicing, mortgage fulfillment and receivables management services. Our primary goal is to make our client’s loans worth more by leveraging our superior processes, innovative technology and high quality, cost effective global human resources.

          Effective January 1, 2008, we realigned our business segments in conjunction with implementing our revised business strategy. Our current business segments, aligned within our two lines of business, are as follows:

Ocwen Asset Management	Ocwen Solutions
Servicing	Technology Products
Loans and Residuals	Mortgage Services
Asset Management Vehicles	Financial Services

          In addition to our core residential servicing business, Ocwen Asset Management or “OAM” includes our equity investments in asset management vehicles and our remaining investments in subprime loans and residual securities. Asset management vehicles were previously included in the former Residential Servicing segment. Subprime loans and residuals were components of the former Residential Origination Services segment. Although there are fewer newly originated servicing pools in the market place, we expect to grow our loan servicing business, as seasoned portfolios are readily available. We expect to grow our existing asset management vehicles and develop other vehicles that leverage our asset management capabilities.

          In addition to our unsecured collections business, Ocwen Solutions or “OS” includes our residential fee-based loan processing businesses, all of our technology platforms and our equity interest in BMS Holdings. The fee-based businesses were previously part of the Residential Origination Services segment, and the results of BMS Holdings were included in Corporate Items and Other. OS can best be described as a “knowledge process outsourcer.” Our competitive advantage, which is similar to the Servicing business, is our ability to migrate high value, knowledge-based job functions to low cost global platforms while utilizing artificial intelligence, scripting engines, decisioning models and workflow management to improve quality through the elimination of variability.

Results of Operations

          Overall, our financials reveal a trend line of sequential and year over year revenue growth which combines with stable operating expenses to result in rapidly growing income from operations. That solid, operational improvement is tempered by increased financing costs related to financing our servicing advance receivables. Lastly, our results include losses on trading securities and loans held for resale as we mark our vestigial loan and residual assets to “exit value” and as we record unrealized losses on auction rate securities to reflect liquidity risk. We believe that we will continue to grow our core lines of business from both a revenue and an operating income perspective. Additionally, we expect that the auction rate securities markets will resolve favorably due to the strength of the underlying assets. We expect that losses on loans held for resale and residual securities will slow as pricing and economic value come back into alignment within the market place.

          Our “going private” expenses and our unrealized losses on loans and residuals have had a significant impact on results. Results reflect an $8,284 or 29% improvement in income from operations in spite of $9,532 of expenses incurred related to the terminated “going private” transaction. Net income for the first quarter of 2008 of $5,930 represents a decline of $6,450, or 52%, as compared to the first quarter of 2007 due to the “going private” expenses, a $10,010 increase in interest expense, primarily related to the financing of servicing advances, and an $8,939 unrealized loss on auction rate trading securities.

          We see improving trends in our delinquencies and advances receivables due to the success of our modification and advance management programs. The absolute number of delinquent loans decreased during the first quarter, while the UPB of nonperforming loans as a percentage of the portfolio serviced grew by only 2 percentage points to 20% during the first quarter of 2008 as compared to a 5-percentage point increase during the fourth quarter of 2007. Servicing advances grew by $30,461, or only 2%, during the first quarter of 2008 as compared to 25% growth during the fourth quarter of 2007. Many key measurements indicate these improving trends. Servicing and subservicing fees of the Servicing segment increased by 3% in the first quarter of 2008 as compared to the fourth quarter of 2007. These fees previously had declined by 3% in the fourth quarter of 2007 as compared to the third quarter. In addition, interest expense on borrowings of the Servicing segment for the first quarter of 2008 increased by 5% as compared to the fourth quarter of 2007, while interest expense for the fourth quarter of 2007 increased by 65% as compared to the third quarter. Prepayments averaged 23% for the first quarter of 2008 as compared to 21% for the fourth quarter of 2007.

          The following table summarizes our consolidated operating results for the three months ended March 31, 2008 and 2007. Refer to the Segments section for a more complete discussion of operating results by line of business.

	2008	2007	% Change

Consolidated:
Revenue	$128,251	$114,983	12
Operating expenses	91,539	86,555	6

Income from operations	36,712	28,428	29
Other expense, net	(27,264)	(9,284)	194

Income from continuing operations before taxes	9,448	19,144	(51)
Income tax expense	3,314	6,374	(48)

Income from continuing operations	6,134	12,770	(52)
Loss from discontinued operations, net of taxes	(204)	(390)	(48)

Net income	$5,930	$12,380	(52)

Segment income (loss) from continuing operations before taxes:
Servicing	$21,575	$18,918	14
Loans and Residuals	(3,634)	(2,676)	36
Asset Management Vehicles	(1,612)	(73)	2,108
Technology Products	9,611	1,966	389
Mortgage Services	3,147	2,087	51
Financial Services	23	(258)	(109)
Corporate Items and Other	(19,662)	(820)	2,298

	$9,448	$19,144	(51)

          Servicing continues to be our most profitable segment in spite of the negative impact of higher delinquencies and lower float balances. Higher delinquencies and lower prepayment speeds have resulted in increased interest expense related to the financing of higher servicing advance balances and reduced float income and other revenues. This was offset somewhat by lower amortization of MSRs due to the decline in prepayment speeds. The results for Loans and Residuals were impacted by lower interest income attributed to reduced balances of loans held for resale and subordinates and residuals. The first quarter 2008 results for Asset Management Vehicles primarily reflects our 25% share of the net losses incurred by OSI and ONL and affiliates, largely resulting from charges to reduce loans, real estate and residual securities to their fair values. The improvement in results for Technology Products is primarily due to our 46% share of an increase in the earnings of BMS Holdings. The first quarter 2008 results for Financial Services include the results of NCI, which we acquired on June 6, 2007. Corporate Items and Other results for the first quarter of 2008 include the expenses we incurred related to the “going private” transaction and the unrealized loss on auction rate securities.

          Total revenues increased by $13,268, or 12%, in the first quarter of 2008 as compared to the first quarter of 2007 principally because of the acquisition of NCI which added $18,427 of revenues to the Financial Services segment. Revenue of the Servicing segment decreased by $5,085, or 6%, in the first quarter of 2008 primarily due to declines in float earnings and servicing fees, offset in part by the impact from sales of foreclosed real estate. Float earnings declined by $6,305 because of lower average float balances as a consequence of lower mortgage prepayments speeds and higher delinquencies. Servicing fees declined by $3,177 on a declining portfolio. Higher delinquencies also impacted the recognition of servicing fee revenues principally because residential servicing fees are generally not earned until payments are collected. We estimate that for the first quarter of 2008 and 2007, revenue excludes $3,701 and $2,131, respectively, of uncollected servicing fees related to delinquent borrower payments.

          Total operating expenses were $4,984, or 6%, higher in the first quarter of 2008. Financial Services segment operating expenses increased by $16,961 largely because of the acquisition of NCI which added $17,069 of operating expenses to this segment in the first quarter of 2008. Operating expenses of Corporate Items and Other increased by $6,423 primarily because of $9,532 of costs related to the proposed “going private” transaction which was mutually withdrawn in March 2008. Operating expenses of the Servicing segment declined by $20,575, or 33%, primarily due to an $18,250 decline in the amortization of MSRs. Slower actual and projected prepayment speeds have reduced the rate of MSR amortization as we expect to earn the servicing income over a longer period of time.

          Income from operations improved by $8,284, or 29%, including a $15,491, or 53%, improvement by Servicing.

          Other expense, net increased by $17,980 in the first quarter of 2008 as a result of several significant factors. The cost of financing residential servicing advances increased because of the growth in these assets and higher facility fees charged by lenders, resulting in a $10,550, or 103%, increase in interest expense on secured borrowings of the Servicing segment. The Loans and Residuals segment suffered a decline in interest income largely as a result of our sale of the UK residuals in the second quarter of 2007. Other expense, net in Corporate Items and Other increased by $11,650 primarily because of an unrealized loss of $8,939 on auction rate securities reflecting illiquidity in the auction rate securities market. These declines were partially offset by a $7,058 increase in other income, net in the Technology Products segment due to a $7,643 increase in our equity in the earnings of BMS Holdings. The earnings of BMS Holdings reflect significant gains on derivative financial instruments offset in part by unrealized losses on auction rate securities. The derivatives at BMS are intended to hedge against a decline in interest rates.

Changes in Financial Condition

          Total assets grew by $359,065, or 15%, in the first quarter of 2008. This increase was primarily due to a $274,739 increase in trading securities, a $60,441 increase in cash, a $30,489 increase in total advances and a $16,827 increase in other assets, partly offset by a $10,524 decline in mortgage servicing rights. The increase in trading securities is primarily due to our investment of Investment Line funds in auction rate securities, which had a fair value of $289,044 at March 31, 2008. The increase in other assets is primarily due to a $13,168 increase in the balance of debt service accounts related to advance funding facilities. Although the rate of amortization has slowed, mortgage servicing rights declined because we did not make any significant additions to our residential servicing portfolio during the first quarter of 2008.

          Total liabilities increased by $350,727, or 19%, in the first quarter of 2008. This increase was largely the result of an Investment Line balance of $283,836 related to auction rate securities and a $66,720 increase in amounts due under match funded liabilities that reflects our increased utilization of available borrowing capacity.

          At March 31, 2008, we had $594,395 of stockholders’ equity, an $8,249 increase over December 31, 2007 that was primarily due to net income of $5,930 for the first quarter of 2008 and the expiration of stock-based awards.

Liquidity

          Cash totaled $174,684 at March 31, 2008, a $60,441 increase as compared to December 31, 2007 due to continued control over operating expenses coupled with limited acquisitions of mortgage servicing rights and the optimization of borrowing under our advance facilities. We have realigned our Pooling and Servicing agreements among our advance financing facilities to maximize the advance rates that are available under the facilities. Collections on residential loans serviced for others were $3,072,811 in the first quarter of 2008, down 34% from the $4,686,086 we collected in the first quarter of 2007 and down 14% from the $3,553,128 collected in the fourth quarter of 2007. Servicer liabilities, which represent cash collected from borrowers but not yet remitted to securitization trusts, have declined by $15,029 from December 31, 2007 to March 31, 2008 while total advances have increased by $30,489 during the same period, principally in our Servicing segment. Although Servicing advances have grown in the first quarter of 2008, the 2% increase represents a significant slowdown as compared to the 25% increase during the fourth quarter of 2007. Management initiatives to modify loans and sell more real estate are the primary reasons for this improvement.

          Our borrowings as of March 31, 2008 include $283,836 borrowed under an Investment Line from JPMorgan Chase. The amount of credit available under this line is based on projected custodial balances and has historically been repaid in full at the end of each month. The proceeds from the line can only be used to purchase permitted investments including student loan-backed auction rate securities that are rated AAA. At March 31, 2008, we were unable to liquidate our investment in auction rate securities because of failed auctions. As a result, we could not fully paydown our borrowing under the investment line. On March 28, 2008, we executed an amendment to the Investment Line with JPMorgan Chase that eliminated the requirement that borrowings be paid off at quarter end which resulted in our reporting a liability under the line. We were required to paydown $14,197 of principal at March 31, 2008. On April 30, 2008, we made an additional paydown of $14,597. Although the Investment Line matures on June 30, 2007, we anticipate that we will be successful in negotiating an extension. However, we also anticipate that we will be required to make an additional paydown at that time in an amount approximately equal to the March and April paydowns.

          Excluding borrowings under the Investment Line, our borrowings have increased by $86,266 since December 31, 2007, including $125,196 related to our Servicing segment, $66,720 of which resulted from increased borrowings on our advance facilities. The increased borrowing to support the Servicing segment was offset by declines of $22,785 and $15,891 in borrowings by the Loans and Residuals segment and Corporate Items and Other, respectively. The declines were the result of both a decrease in the funding available from the lenders and a decline in the balances of loans held for resale and trading securities that are pledged to secure these borrowings.

           Excluding the Investment Line, our total maximum borrowing capacity was $1,530,628 as of March 31, 2008, a decrease of $115,390 as compared to December 31, 2007. This decrease is primarily due to a $91,101 decrease in borrowing capacity of the Servicing segment and a $24,000 decline in borrowing capacity of the Loans and Residuals segment. The decrease in Servicing borrowing capacity is primarily the result of the payoff of a $100,000 term note under one match funded facility that had entered its amortization period in January 2008 and the partial pay down of the $200,000 variable funding note under another match funded facility that entered its amortization period in March 2008. Since the variable funding note had entered its amortization period, no additional borrowing under the facility was available even though the balance outstanding is less than the maximum borrowing capacity of the facility. During February 2008, we negotiated the renewal of another match funded facility and increased the borrowing capacity under that facility from $140,000 to $200,000. We also extended the stated maturity of the facility to March 2011.

          In April 2008, we closed a new $300,000 match funded facility and paid in full the balance outstanding under the $200,000 variable funding note that had entered its amortization period in March 2008. These changes bring our maximum borrowing capacity to $1,681,729. The new facility matures in April 2009 and bears interest at 250 basis points above 1-Month LIBOR.

           At March 31, 2008, excluding the Investment Line, $122,893 of our total maximum borrowing capacity remained unused, including $113,643 attributed to the Servicing business. Of the unused borrowing capacity, approximately $400 was collateralized and readily available.

          Financing costs have returned to historic levels that existed prior to 2005. During 2006 and through the early part of 2007, financing costs had come down sharply. However, in the latter part of 2007, credit spreads widened once again because of liquidity constraints and have contributed to the increase in our financing costs.

Outlook

          For the remainder of 2008, we expect to make selective additions to our servicing portfolio, and, therefore, revenues may decline as a result of the net runoff of the portfolio. The rate of growth in our advances and delinquency rates has slowed through the first quarter of 2008. We expect the trend toward reduced or negative growth in servicing advances to continue in 2008. The decline in float balances has also slowed as compared to the declines experienced in 2007. Our outlook on prepayment speeds is that they will remain at or near current levels in 2008. Based on the prepayment speed outlook, we expect current float balances to remain constant relative to UPB levels.

SEGMENTS

          The following section provides: (1) a discussion of changes in the financial condition of our business segments during the three months ended March 31, 2008, and (2) a discussion of the results of continuing operations of our business segments for the three months ended March 31, 2008 and 2007.

	Ocwen Asset Management			Ocwen Solutions

March 31, 2008	Servicing	Loans and Residuals	Asset Management Vehicles	Technology Products	Mortgage Services	Financial Services	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

Assets
Cash	$22	$141	$—	$—	$5,698	$—	$168,823	$—	$174,684
Cash held for clients	—	—	—	—	—	445	—	(445)	—
Trading securities:
Auction rate	—	—	—	—	—	—	289,044	—	289,044
Other investment grade	—	—	—	—	—	—	21,743	—	21,743
Subordinates and residuals	—	5,968	—	—	—	—	222	—	6,190
Loans held for resale	—	67,880	—	—	—	—	—	—	67,880
Advances	287,962	6,900	—	—	—	—	86	—	294,948
Match funded advances	1,154,525	—	—	—	—	—	—	—	1,154,525
Mortgage servicing rights	181,758	—	—	—	5,013	—	—	—	186,771
Receivables	20,074	2,178	1,062	4,638	5,126	6,129	42,929	(9,417)	72,719
Deferred tax asset, net	—	—	—	—	—	—	177,880	—	177,880
Goodwill and intangibles	—	—	—	1,618	—	52,021	3,423	—	57,062
Premises and equipment	82	63	—	6,359	75	4,417	23,035	—	34,031
Investment in subsidiaries	—	—	—	—	—	—	1,120,244	(1,120,244)	—
Investment in unconsolidated entities	—	—	66,288	13,552	—	—	80	751	80,671
Other assets	99,801	9,755	—	936	215	1,810	19,665	3,431	135,613

Total assets	$1,744,224	$92,885	$67,350	$27,103	$16,127	$64,822	$1,867,174	$(1,125,924)	$2,753,761

Liabilities
Match funded liabilities	$1,068,123	$—	$—	$—	$—	$—	$—	$—	$1,068,123
Lines of credit and other secured borrowings	319,452	23,687	—	—	3,983	—	14,785	(2,385)	359,522
Investment line	—	—	—	—	—	—	283,836	—	283,836
Servicer liabilities	189,350	—	—	—	—	—	105	—	189,455
Cash due to clients	—	—	—	—	—	445	—	(445)	—
Debt securities	—	—	—	—	—	—	150,279	—	150,279
Other liabilities	19,383	3,007	22	3,432	3,232	9,360	70,394	(2,747)	106,083

Total liabilities	$1,596,308	$26,694	$22	$3,432	$7,215	$9,805	$519,399	$(5,577)	$2,157,298

	Ocwen Asset Management			Ocwen Solutions

Three months ended March 31, 2008	Servicing	Loans and Residuals	Asset Management Vehicles	Technology Products	Mortgage Services	Financial Services	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

Revenue
Servicing and subservicing fees	$80,337	$—	$—	$—	$1,473	$16,978	$2	$(576)	$98,214
Process management fees	6,175	—	—	3,103	15,151	2,521	—	—	26,950
Other revenues	—	—	1,051	8,123	131	—	3	(6,221)	3,087

Total revenue	86,512	—	1,051	11,226	16,755	19,499	5	(6,797)	128,251

Operating expenses
Compensation and benefits	9,867	6	734	2,695	2,866	9,520	3,714	—	29,402
Amortization of servicing rights	13,804	—	—	—	210	—	—	—	14,014
Servicing and origination	3,786	54	—	—	7,485	3,085	1	—	14,411
Technology and communications	2,219	20	61	4,401	914	1,978	786	(5,109)	5,270
Professional services	2,366	69	12	4	398	707	11,419	(226)	14,749
Occupancy and equipment	3,386	90	22	707	290	1,081	957	—	6,533
Other operating expenses	6,378	4,122	27	1,075	1,356	2,637	(8,241)	(194)	7,160

Total operating expenses	41,806	4,361	856	8,882	13,519	19,008	8,636	(5,529)	91,539

Income (loss) from operations	44,706	(4,361)	195	2,344	3,236	491	(8,631)	(1,268)	36,712

Other income (expense):
Interest income	399	3,656	—	—	39	13	706	—	4,813
Interest expense	(23,005)	(856)	—	(164)	(122)	(492)	(399)	—	(25,038)
Loss on trading securities	—	(1,032)	—	—	—	—	(10,991)	—	(12,023)
Loss on loans held for resale, net	—	(1,045)	—	—	—	—	—	—	(1,045)
Equity in earnings of unconsolidated entities	—	—	(1,682)	7,886	—	—	—	751	6,955
Other, net	(525)	4	(125)	(455)	(6)	11	(347)	517	(926)

Other income (expense), net	(23,131)	727	(1,807)	7,267	(89)	(468)	(11,031)	1,268	(27,264)

Income (loss) from continuing operations before income taxes	$21,575	$(3,634)	$(1,612)	$9,611	$3,147	$23	$(19,662)	$—	$9,448

          Management decided during the fourth quarter of 2007 to sell its investment in BOK. We have reclassified the operating results of BOK, which are included in Corporate Items and Other, to discontinued operations. See Note 4 to the Interim Consolidated Financial Statements for additional information.

Servicing

          Through this segment, we earn fees by providing services to owners of residential mortgage loans, primarily subprime mortgage loans. We also provide services to owners of foreclosed real estate, including the United States Department of Veterans Affairs (“VA”). Because of the low return on equity, we elected not to submit a bid for the VA contract. Our existing contract is to terminate on July 24, 2008, in accordance with its terms.

          Our largest source of revenue with respect to servicing rights is the servicing fees that we earn pursuant to servicing and subservicing agreements. Servicing fees are generally earned as a percentage of UPB.The servicing and subservicing fees are supplemented by related income including late fees from borrowers who are delinquent in remitting their monthly mortgage payments, Speedpay® fees from borrowers who pay by telephone or through the Internet and interest earned on loan payments that we have collected but have not yet remitted to the owner of the mortgage (float earnings). The key business drivers in this segment are prepayment speed, aggregate UPB and delinquencies.

          The following table provides key business drivers and other selected revenue and expense items of our residential servicing business at or for the three months ended March 31:

	2008	2007	% Change

Average UPB of loans and real estate serviced	$51,754,789	$54,429,046	(5)%
Prepayment speed (average CPR)	23%	26%	(12)
UPB of non-performing loans and real estate serviced as a percentage of total at March 31 (1) (2)	22%	15%	47
Average number of loans and real estate serviced	401,623	473,400	(15)
Number of non-performing loans and real estate serviced as a percentage of total at March 31 (1) (2)	17%	15%	13
Average float balances	$408,800	$927,200	(56)
Average balance of advances and match funded advances	$1,380,316	$767,570	80
Average balance of MSRs	$188,831	$193,783	(3)
Collections on loans serviced for others	$3,072,811	$4,686,086	(34)
Servicing and subservicing fees (excluding float and ancillary income)	$55,187	$58,329	(5)
Float earnings	$4,433	$10,738	(59)
Amortization of servicing rights	$13,804	$32,054	(57)
Interest expense on match funded liabilities and lines of credit	$20,789	$10,239	103
Compensating interest expense	$1,110	$2,530	(56)
Operating expenses directly related to loss mitigation activities	$6,778	$4,356	56

(1)	Excluding real estate serviced pursuant to our contract with the VA.

(2)	At December 31, 2007, the UPB of non-performing assets comprised 20% of the total, and the number of non-performing assets serviced comprised 16% of the total.

The following table sets forth information regarding residential loans and real estate serviced for others:

	Loans (2)		Real Estate (4)		Total (1)(3)(5)

	Amount	Count	Amount	Count	Amount	Count

March 31, 2008:
Performing	$38,573,686	328,783	$—	—	$38,573,686	328,783
Non-performing	7,294,604	48,623	4,256,286	26,298	11,550,890	74,921

	$45,868,290	377,406	$4,256,286	26,298	$50,124,576	403,704

December 31, 2007:
Performing	$42,389,849	356,937	$—	—	$42,389,849	356,937
Non-performing	7,433,386	54,330	3,722,750	24,349	11,156,136	78,679

	$49,823,235	411,267	$3,722,750	24,349	$53,545,985	435,616

March 31, 2007:
Performing	$47,151,975	404,430	$—	—	$47,151,975	404,430
Non-performing	7,014,054	61,024	1,692,937	15,960	8,706,991	76,984

	$54,166,029	465,454	$1,692,937	15,960	$55,858,966	481,414

(1)     At March 31, 2008, we serviced 277,660 subprime loans and real estate with a UPB of $40,161,725 as compared to 292,148 with a UPB of $41,947,660 at December 31, 2007. At March 31, 2007, we serviced 309,174 subprime loans and real estate with a UPB of $42,888,432. Subprime loans represent residential loans we service that were made to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac (nonconforming loans).

(2)     Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under forbearance or bankruptcy plans. We consider all other loans to be non-performing. The increase in non-performing loans at March 31, 2008 as compared to March 31, 2007 is a result of an increase in the average age of our portfolio, the poor performance of 2006 originations, an increase in the number and level of adjustable rate mortgage (“ARM”) resets and a slow down in home price appreciation amongst other factors.

(3)     We serviced under subservicing contracts 121,725 residential loans with a UPB of $11,967,956 as of March 31, 2008. This compares to 147,570 residential loans with a UPB of $15,539,986 as of December 31, 2007 and 128,898 residential loans and real estate with a UPB of $12,325,969 at March 31, 2007.

(4)     Real estate includes $804,814, $798,148 and $679,807 of foreclosed residential properties serviced for the VA at March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

(5) The average UPB of assets serviced during the three months ended March 31, 2008, December 31, 2007 and March 31, 2007 was $51,754,789, $55,253,914 and $54,429,046, respectively.

          The following table sets forth information regarding the changes in our portfolio of residential assets serviced for others:

	Amount	Count

Servicing portfolio at December 31, 2006	$52,834,028	473,665
Additions	8,822,610	53,340
Runoff	(5,797,672)	(45,591)

Servicing portfolio at March 31, 2007	55,858,966	481,414
Additions	4,598,313	26,926
Runoff	(6,621,362)	(53,085)

Servicing portfolio at June 30, 2007	53,835,917	455,255
Additions	6,555,924	42,435
Runoff	(3,977,609)	(33,904)

Servicing portfolio at September 30, 2007	56,414,232	463,786
Additions	1,097,703	7,008
Runoff	(3,965,950)	(35,178)

Servicing portfolio at December 31, 2007	$53,545,985	435,616
Additions	518,439	4,483
Runoff	(3,939,848)	(36,395)

Servicing portfolio at March 31, 2008	$50,124,576	403,704

          Additions primarily represent servicing purchased from the owners of the mortgages and servicing obtained by entering into subservicing agreements with other entities that own the MSRs. The market for the acquisition of servicing rights to subprime mortgage loans began to slow down in the latter part of 2007. Because of the turmoil in the credit markets, we have been cautious in our acquisition of MSRs, and we did not make any significant additions to our residential servicing portfolio during the first quarter of 2008. Our success in the Servicing business is in part dependent on our ability to accurately price MSRs. Runoff includes principal repayments on loans, servicing transfers and other asset resolutions.

          Comparative selected balance sheet data is as follows:

	March 31, 2008	December 31, 2007

Advances	$287,962	$285,929
Match funded advances	1,154,525	1,126,097
Mortgage servicing rights (Residential)	181,758	191,935
Debt service accounts	90,987	77,819
Other	28,992	26,724

Total assets	$1,744,224	$1,708,504

Match funded liabilities	$1,068,123	$1,001,403
Lines of credit and other secured borrowings	319,452	260,976
Servicer liabilities	189,350	204,484
Other	19,383	23,636

Total liabilities	$1,596,308	$1,490,499

          Advances and Match Funded Advances. During the three months ended March 31, 2008, the combined balance of advances and match funded advances increased by $30,461, or 2%. Although advance requirements remain high as a result of high delinquencies and slow prepayments, the rate of advance growth has slowed in the first quarter of 2008 as compared to the rate of growth in the latter half of 2007 due in part to the initiatives we implemented late in 2007. See Notes 6 and 7 to the Interim Consolidated Financial Statements for additional details of the composition of advances and match funded advances.

          Mortgage Servicing Rights. The unamortized balance of residential MSRs is primarily related to subprime residential loans. Residential MSRs declined by $10,177 during the first three months of 2008 as amortization of $13,804 exceeded purchases of $3,627. At March 31, 2008, we serviced residential loans under 506 servicing agreements for 45 investors. This compares to 509 servicing agreements for 45 investors at December 31, 2007. See Note 8 to the Interim Consolidated Financial Statements for additional information on mortgage servicing rights.

          Match Funded Liabilities. The $66,720 increase in match funded liabilities during the first three months of 2008 primarily reflects the utilization of unused borrowing capacity, offset in part by our repayment in full of a $100,000 term note that began its amortization period in January 2008. At March 31, 2008, 93% of match funded advances were funded through borrowings as compared to 89% at December 31, 2007. Unused borrowing capacity under match funded liabilities declined from $233,039 at December 31, 2007 to $78,095 at March 31, 2008. Our maximum borrowing capacity under match funded liabilities was $1,138,899 at March 31, 2008, as compared to $1,230,000 at December 31, 2007, a decrease of $91,101. The decline in borrowing capacity reflects the payoff of the $100,000 term note and the paydown of a variable funding note under another facility that entered its amortization period in March 2008. These declines have been partly offset by a $60,000 increase in borrowing capacity under a third facility. See Note 11 to the Interim Consolidated Financial Statements for additional information on the terms and balances of our match funded liabilities.

          Lines of Credit and Other Secured Borrowings. As of March 31, 2008, the maximum borrowing capacity under our senior secured credit agreement was $355,000 which is unchanged from December 31, 2007. Borrowings under this agreement may be secured by MSRs, advances on loans serviced for others, receivables and mortgage loans. The $58,476 increase in the amount outstanding under this facility during the first three months of 2008 reflects our utilization of the borrowing capacity to fund advances and purchase MSRs. Unused borrowing capacity under this agreement declined from $94,024 at December 31, 2007 to $35,548 at March 31, 2008. See Note 12 to our Interim Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

          Servicer Liabilities. Servicer liabilities represent amounts we have collected, primarily from residential borrowers whose loans we service, which we will deposit in custodial accounts, pay directly to an investment trust or refund to borrowers. Custodial accounts are excluded from our balance sheet. The balance of servicer liabilities at both March 31, 2008 and December 31, 2007 consisted primarily of borrower payments due to custodial accounts. Servicer liabilities declined by $15,029 during the first quarter of 2008 largely due to a $36,017 decline in the amount of borrower payments due to custodial accounts. This decline reflects the impact of low collection volume due to low prepayment speeds and high delinquencies. See Note 14 to the Interim Consolidated Financial Statements for additional details of the principal components of servicer liabilities.

          Comparative selected operations data for the three months ended March 31 is as follows:

	2008	2007

Revenue:
Servicing and subservicing fees	$80,337	$88,933
Process management fees	6,175	2,656
Other	—	8

Total revenue	86,512	91,597

Operating expenses:
Compensation and benefits	9,867	8,393
Amortization of servicing rights	13,804	32,054
Servicing and origination	3,786	7,840
Other	14,349	14,095

Total operating expenses	41,806	62,382

Income from operations	44,706	29,215

Other income (expense):
Interest expense:
Match funded liabilities	(17,700)	(8,042)
Lines of credit and other secured borrowings	(3,089)	(2,197)
Other	(2,216)	(1,091)

	(23,005)	(11,330)
Other	(126)	1,033

Total other expense, net	(23,131)	(10,297)

Income before income taxes	$21,575	$18,918

          Servicing and Subservicing Fees. The principal components of servicing and subservicing fees for the three months ended March 31 are:

	2008	2007

Residential:
Loan servicing and subservicing	$55,187	$58,329
Late charges	10,711	10,697
Custodial accounts (float earnings)	4,433	10,738
Loan collection fees	2,918	3,243
Other	6,925	5,805

	80,174	88,812
Commercial (US)	163	121

	$80,337	$88,933

          Residential loan servicing and subservicing fees for the first three months of 2008 declined by $3,142 or 5% as compared to 2007 primarily due to higher delinquencies and a 6% decrease in the average balance of loans serviced, offset in part by increases in other revenues. We collect servicing fees, generally expressed as a percent of the UPB, from the borrowers’ payments. We recognize servicing fees as revenue when earned, which is generally upon collection. Delinquencies affect the timing of servicing fee revenue recognition but not the ultimate collection of the fees because servicing fees generally have a higher standing than advances which are satisfied before any interest or principal is paid by the securitization trust on the bonds. We estimate that for three months of 2008 and 2007, revenue excludes $3,701 and $2,131, respectively, of uncollected servicing fees related to delinquent borrower payments. As of March 31, 2008, we estimate that we had $53,251 of uncollected delinquent servicing fees that had not been recognized as revenue.

          Although the runoff of the existing portfolio has slowed as a result of slower prepayment speeds, the average balance of residential loans serviced has declined as a result of a decline in portfolio acquisitions. Mortgage prepayment speeds averaged 23% and 26%, respectively during the three months ended March 31, 2008 and 2007. The decline in mortgage prepayment speeds is largely due to credit tightening, rising subprime mortgage interest rates and slowing home price appreciation.

          Late charges are only modestly higher in the first quarter of 2008 as compared to 2007. The increase in late charges lags the increase in delinquencies because late charges are not recognized as revenue until they are collected.

          The $6,305 or 59% decline in float earnings during the first three months of 2008 as compared to 2007 is due to a 56% decline in the average float balance and a 29-basis point decline in the average yield we earned on these funds. The decline in the average balance of these accounts results from a decline in mortgage prepayment speeds and an increase in delinquencies. The underlying servicing agreements restrict the investment of float balances to certain types of instruments. We are responsible for any losses incurred on the investment of these funds. The following table summarizes information regarding float earnings for the three months ended March 31:

	2008	2007

Average float balances	$408,800	$927,200
Float earnings	$4,433	$10,738
Annualized yield	4.34%	4.63%

          As disclosed in Notes 5 and 13 to the Interim Consolidated Financial Statements, we generate float earnings through the Investment Line facility provided by JPMorgan Chase. Using the Investment Line, we borrow funds each month from JPMorgan Chase at a nominal interest rate and invest those funds in certain permitted investments including US Treasury Securities, US Agency Securities, commercial paper, auction rate securities, bank certificates of deposit and JPMorgan Chase time deposits. The annual interest rate increased from 0.1% to 0.35% effective with the amendment to the Investment Line that we executed on March 31, 2008. Funds provided by the Investment Line are available only for investment purposes and are not available for general operating purposes. The amount borrowed is based on projected average custodial balances for the month. No actual custodial funds are invested, since we invest only the funds provided through the Investment Line. The custodial funds remain on deposit with JPMorgan Chase for the benefit of the securitization trusts. The terms of the Investment Line generally require that we sell the investments and pay off the associated borrowings prior to the end of each quarter.

          Process Management Fees. Process management fees are primarily comprised of real estate sales commissions of $5,777 and $1,118 for the three months ended March 31, 2008 and 2007, respectively. Real estate commissions were higher in the first quarter of 2008 due to higher sales volume that is in part attributed to our efforts to more effectively market and price foreclosed residential real estate in the Servicing portfolio. Process management fees for the first quarter of 2007 also included $1,416 of loan refinancing fees earned through a program under which we originated loans in response to requests from borrowers to refinance their mortgages. We discontinued this program in the third quarter of 2007.

          Compensation and Benefits Expense. The 18% increase in compensation and benefits expense in the first quarter of 2008 is largely due to an increase in average employment in India where the average number of employees during the quarter grew from 1,033 during 2007 to 1,210 during 2008, an increase of 17%. In addition, average employment in the U.S. grew from 413 to 476, or 15%. We have increased the number of higher paid loss mitigation staff in the U.S. in response to the increase in non-performing loans.

          Amortization of Servicing Rights. We amortize mortgage servicing rights in proportion to and over the period of estimated net servicing income. Slower actual and projected mortgage prepayment speeds have reduced the rate of amortization as we expect to earn the servicing income over a longer period of time. Although the average balance of our investment in residential MSRs for the first quarter of 2008 declined by only 3% as compared to the first quarter of 2007, amortization expense declined by 57%. The decline in amortization is primarily due to a decline in prepayment speeds. Projected prepayment speeds used to compute amortization expense were 23% and 45% for the three months ended March 31, 2008 and 2007, respectively.

          Servicing and Origination Expenses. The principal components of servicing and origination expense are compensating interest and satisfaction fees, both of which declined in the first quarter of 2008 primarily as a result of the decline in prepayments.

          Interest Expense. The higher interest expense in the first quarter of 2008 reflects an increase in financing costs associated with our residential servicing advances primarily because of the growth in our investment in these assets and an increase in facility fees charged by the lenders. The average combined balance of advances and match funded advances was 79% higher in the first quarter of 2008 than in 2007. Borrowings were $635,734, or 106% higher on average in the first quarter of 2008 than in 2007. The average rate on these borrowings decreased by 4 basis points, or 1%. The majority of our credit facilities bear interest at rates that are adjusted regularly based on 1-Month LIBOR. The average of 1-Month LIBOR was 3.30% and 5.32% during the first quarter of 2008 and 2007, respectively.

          Despite a decline in LIBOR, average rates were largely unchanged principally because of the higher spread over LIBOR charged on the new match funded facilities added in 2007 and because of higher facility fees charged by the lenders. Interest expense includes amortization of facility costs of $4,178 and $971 during the first quarter of 2008 and 2007, respectively. Amortization in the first quarter of 2008 includes the write-off of $2,000 of deferred costs related to a match funded facility that we decided not to expand or renew.

Loans and Residuals

          Our Loans and Residuals segment consists of two business components:

          Trading and investing activities. This business includes our investments in subprime residual mortgage backed securities and the loans remaining from our subprime origination business as well the results of our whole loan purchase and securitization activities. During 2007, we de-emphasized our whole loan purchase and securitization activities. Long-term, the key to our results in this area is the performance of our assets particularly with respect to default risk associated with our loans held for resale and with the loans underlying our mortgage backed securities. The current liquidity environment, however, has had a negative impact on asset valuations resulting in significant charges related to subprime residual securities and loans.

          Subprime originations. In January 2007, we decided to close our subprime loan origination operation and no longer originate loans.

          Comparative selected balance sheet data:

	March 31, 2008	December 31, 2007

Subordinate and residual trading securities	$5,968	$7,016
Loans held for resale	67,880	75,240
Other	19,037	20,142

Total assets	$92,885	$102,398

Lines of credit and other secured borrowings	23,687	46,472
Other	3,007	3,170

Total liabilities	$26,694	$49,642

          Subordinate and Residual Trading Securities. The $1,048 decrease in subordinate and residual securities during 2008 was primarily due to a decline in fair value that reflects conditions in the subprime mortgage market. Unrealized losses on subordinate and residual trading securities were $1,032 during the first three months of 2008.

          As disclosed in Note 3 and 5 to the Interim Consolidated Financial Statements, our subordinate and residual securities are not actively traded, and, therefore, market quotations are not available. We estimate fair value using an industry accepted discounted cash flow model that is calibrated for trading activity wherever possible. We estimate fair value based on the present value of expected future cash flows using our best estimate of key assumptions that market participants would use such as discount, delinquency and cumulative loss rates as well as prepayment speeds associated with the loans underlying mortgage backed securities. The estimated fair value of our residuals and subordinate trading securities, which is based on our best estimate of key assumptions that market participants would use, is significantly influenced by the loss assumptions utilized in the discounted cash flow model. Our loss assumptions are based on projections released by a rating agency during the first quarter of 2008 and range between 13.7% and 20.6%. However, based the current estimate of future cash flows, we believe the fair values reflected in the financial statements are significantly less than the amounts we ultimately expect to realize on settlement. Based on our assumptions, we believe that we will realize an estimated value of approximately $11,500.

          Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. The weighted average remaining life of these securities was 1.04 years at March 31, 2008.

          Loans Held for Resale. Loans held for resale represent single-family residential loans originated or acquired that we do not intend to hold until maturity. The balances at March 31, 2008 and December 31, 2007 are net of fair value allowances of $22,091 and $21,155, respectively. Loans held for resale at March 31, 2008 and December 31, 2007 include non-performing loans with a carrying value of $29,488 and $31,998, respectively.

          The loans at March 31, 2008 are comprised of those remaining from our subprime origination operation, which we closed in January 2007, and those acquired as a part of our whole loan purchase and securitization activities. The $7,360 decline in carrying value during the first quarter of 2008 is due to foreclosures, charge-offs, principal payments and an increase in allowances as a result of declining fair values. There were no loan sales during the first quarter of 2008.

          Lines of Credit and Other Secured Borrowings. Borrowings under lines of credit and other secured borrowing consisted principally of amounts borrowed under repurchase agreements to fund the purchase or origination of loans held for resale and the purchase of residual trading securities. The $22,785 decline in borrowings during the first quarter of 2008 was primarily due to declines in the assets that serve as collateral and a decrease in the advance rate under this facility from 75% of fair value to 50% of fair value effective March 18, 2008. See Note 12 to our Interim Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

          Comparative selected operations data for the three months ended March 31 is as follows:

	2008	2007

Revenue	$—	$44
Operating expenses	4,361	2,874

Income (loss) from operations	(4,361)	(2,830)

Other income (expense):
Interest income
Loans held for resale	2,139	3,070
Subordinate and residual trading securities	1,517	4,013

	3,656	7,083
Interest expense	(856)	(2,061)
Loss on trading securities	(1,032)	(4,355)
Loss on loans held for resale, net	(1,045)	(2,543)
Other, net	4	2,030

Total other income (expense), net	727	154

Loss before income taxes	$(3,634)	$(2,676)

          Operating Expenses. Operating expenses are primarily comprised of overhead allocation charges and charge-offs on resolved loans. Loan charge-offs amounted to $3,464 and $1,654 for the three months ended March 31, 2008 and 2007, respectively.

          Interest Income. Interest income on subordinate and residual trading securities declined by $2,496 in the first quarter of 2008 primarily as a result of our sale of the UK residuals in the second quarter of 2007. We recognized interest income of $2,318 on the UK residuals in the first quarter of 2007.

          Interest Expense. The $1,205 or 58% decline in interest expense in 2008 was primarily the result of reduced funding requirements on loans held for resale and trading securities, the average balance of which declined 51% during 2008. The average outstanding balance of lines of credit and other secured borrowings utilized by Loans and Residuals during 2008 declined by 56% as compared to the first quarter of 2007. The majority of our credit facilities bear interest at rates that are adjusted regularly based on 1-Month LIBOR. The average of 1-Month LIBOR was 3.30% in the first quarter of 2008 as compared to 4.61% in the first quarter of 2007. The decline in interest expense did not fully reflect the decline in LIBOR because the credit facilities that we used in the first quarter of 2008 charged higher spreads over LIBOR as compared to the facilities used in the first quarter of 2007.

          Loss on Trading Securities. The loss on trading securities for the first quarter of 2008 and 2007 included unrealized losses on subordinates and residuals of $1,032 and $4,420, respectively. The first quarter of 2007 also includes $65 of realized gains on the sale of residuals.

          Loss on Loans Held for Resale, Net. Loss on loans held for resale, net, for the first quarter of 2008 and 2007 is primarily comprised of valuation losses of $1,165 and $3,335, respectively. Valuation losses represent charges that we recorded to reduce loans held for resale to their fair values which have declined in 2008 due to the deteriorating conditions in the subprime mortgage market. In addition, we have recorded charge-offs on resolved loans in other operating expenses. These charge-offs totaled $3,464 and $1,654 for the first quarter of 2008 and 2007, respectively.

          In the first quarter of 2008 and 2007, the valuation losses were partially offset by the reversal of reserves that we had established in 2006 to provide for a contingent repurchase obligation on sold loans.

          Other, Net. Other income for the first quarter of 2007 included $2,123 of net realized and unrealized gains related to Eurodollar interest rate futures contracts, interest rate swap agreements and credit default swap agreements. These agreements did not qualify for hedge accounting; therefore, we reported all changes in fair value in earnings.

Asset Management Vehicles

          In 2007, we began developing asset management vehicles that benefit from our servicing and loss mitigation capabilities. These entities provide us with a source of servicing. By involving third parties in the funding of these entities, we are able to realize a greater benefit from our capabilities than would be possible if we were to engage in these ventures using only our own financial resources.

          Ocwen Structured Investments, LLC (“OSI”). To date we have invested $37,500 in OSI and have committed to invest up to an additional $37,500 under our agreement with the other investors. OSI began operations during the second quarter of 2007. Our ownership interest in OSI is 25%. OSI invests primarily in MSRs and the related lower tranches and residuals of residential mortgage-backed securities, the credit risk of which is hedged with single name credit default swaps and the ABX Index. Under a management agreement with OSI, we are responsible for managing its portfolio and for subservicing its MSRs. We, along with the other principal investors, receive a preferential return in excess of our ownership interest in the event that OSI achieves certain performance objectives. These preferential distributions are, however, subject to a repayment provision should the future performance of OSI not support the preference payments made to the principal investors.

          Ocwen Nonperforming Loans, LLC (“ONL”). Our investments in ONL and related entities represent 25% equity interests. These entities invest in non-performing loans purchased at a discount and in foreclosed real estate. We act as the servicer of the loans. To date we have invested a combined $37,263 in ONL and related entities and have committed to invest up to an additional $37,737.

          Comparative selected balance sheet data:

	March 31, 2008	December 31, 2007

Receivables	$1,062	$3,522
Investment in unconsolidated entities	66,288	70,720

Total assets	$67,350	$74,242

          Comparative selected operations data for the three months ended March 31 is as follows:

	2008	2007

Revenue	$1,051	$—
Operating expenses	856	73

Income from operations	195	(73)
Other income (expense), net:
Equity in losses of unconsolidated entities	(1,682)	—
Other, net	(125)	—

Other expense	(1,807)	—

Loss before income taxes	$(1,612)	$(73)

          Investment in unconsolidated entities is comprised of our 25% ownership interests in OSI and ONL and other related asset management entities, all of which we account for using the equity method of accounting. We began investing in these entities in the second and third quarters of 2007. During the first quarter of 2008, we received distributions totaling $3,875 and invested an additional $1,250 in ONL and related entities. We did not make any additional investments in OSI or receive any distributions during the first quarter of 2008. At March 31, 2008, we had committed to invest up to an additional $75,237 in these entities. Our share of the losses of these entities of $1,682 in the first quarter of 2008 was comprised of $636 of losses attributed to OSI and $1,046 of losses attributed to ONL and related entities. The losses incurred by these entities primarily reflect charges to reduce loans, real estate and securities to fair value and to write-off loan facility fees. See Note 9 to the Interim Consolidated Financial Statements for additional details regarding our investment in these entities.

Technology Products

          Technology Products is responsible for the design, development and delivery of a suite of technology products and services to the mortgage industry. Technology Products includes the REAL suite of applications that support the servicing business of OCN and those of external customers. The REAL suite of applications is complemented by the offering of technology services primarily to OCN. This segment also includes the results of our 46% equity investment in BMS Holdings.

          The key products offered by Technology Products include:

•

REALServicing – an enterprise mortgage loan servicing product that covers the entire loan administration cycle from loan boarding to satisfaction, including all collections, payment processing, escrow and reporting functions. REALServicing has the ability to service both performing loans and loans in all stages of delinquency and to deliver real estate asset management functionality. REALServicing is used as the core loan servicing application by OCN and external customers.

•

REALResolution – a default loan administration product that provides decision support, timeline management and reporting capability for loans and assets in loss mitigation or foreclosure and for REO. It is also designed to manage borrower bankruptcy from a loan administration perspective. REALResolution is deployed in conjunction with a loan servicing system such as REALServicing.

•

REALTrans – an order management system that handles the fulfillment of orders for real estate products in origination and servicing. REALTrans has vendor management functionality built into it, and provides strong coverage of the entire suite of loan origination products including appraisal, flood, title and credit reporting.

•

REALSynergy is a commercial loan servicing platform that handles the servicing of commercial loans. This product manages the entire life-cycle associated with commercial loans and has been sold to over 50 external customers.

          BMS Holdings provides technology-based case management solutions to trustees, law firms and debtor companies that administer cases in the federal bankruptcy system. BMS provides software applications, computer hardware and support services primarily to Chapter 7 bankruptcy trustees at no direct charge. In exchange for the technology and services provided, trustee customers contractually agree to place substantially all of the cash balances under their administration with a depository institution designated by BMS. Revenue is derived by BMS from this deposit referral relationship and is based on the aggregate amount of cash balances on deposit and prevailing market rates on short-term financial instruments.

          Comparative selected balance sheet data:

	March 31, 2008	December 31, 2007

Receivables	$4,638	$4,783
Goodwill	1,618	1,618
Premises and equipment	6,359	7,295
Investment in unconsolidated entities (BMS Holdings)	13,552	5,666
Other	936	966

Total assets	$27,103	$20,328

Total liabilities	$3,432	$3,899

          Comparative selected operations data for the three months ended March 31 is as follows:

	2008	2007

Revenue:
Technology support	$5,851	$4,310
REAL products	5,375	4,786

Total revenue	11,226	9,096
Operating expenses	8,882	7,339

Income from operations	2,344	1,757
Other income (expense), net:
Interest expense	(164)	(124)
Equity in earnings of unconsolidated entities (BMS Holdings)	7,886	243
Other	(455)	90

Other expense	7,267	209

Income before income taxes	$9,611	$1,966

          Equity in earnings of unconsolidated entities. The first quarter 2008 results for BMS Holdings reflect $5,431 in operating income and $47,904 in unrealized gains on derivative financial instruments that were driven by declining interest rates, partly offset by $12,242 in unrealized losses on auction rate securities.

Mortgage Services

          Mortgage Services, our mortgage and default services business, provides due diligence, underwriting, valuation and insurance support services in the mortgage and insurance arenas. Additionally, Mortgage Services performs international master, primary, sub and special servicing primarily for commercial loans.

          The Mortgage Services segment generates the majority of its revenue by providing professional outsourced services across the lifecycle of a mortgage loan. We have longstanding relationships with some of the leading capital markets firms, investment banks, hedge funds, insurance companies and lending institutions and provide a fully integrated suite of products that enhances our clients’ ability to make informed investment decisions. Mortgage Services consists of three business components:

          Portfolio Solutions. This business provides fee-based transaction management services including valuation, due diligence, forensic analysis, fraud review and settlement services. Historically, revenue was directly correlated to the level of origination activity; however, during 2007, we restructured to expand our products and services focusing on supporting delinquent and defaulted loans. By enhancing our proprietary processes and the embedded technology, we were able to sustain our revenue stream during uncertain market conditions.

          Business Process Outsourcing. This business provides loan underwriting, quality control, insurance and claims processing, call center services and analytical support to clients.

          International Operations. This business provides master, primary, sub and special servicing primarily for commercial loans. International Operations generally has a consistent and recurring revenue stream. In a typical transaction, the loan originator or purchaser engages us to provide our services over the life of the loan. We are paid a monthly servicing fee as a percentage of the unpaid principal balance of the loan until such time as the loan is paid off or the asset is liquidated. The majority of our sub-servicing and special servicing revenue is based upon a negotiated rate multiplied by the outstanding principal balance of the underlying mortgage loans.

          Mortgage services has limited capital requirements and represents a balance among the origination, servicing and resolution of loans, thereby producing relatively stable earnings in spite of the decline in residential loan origination activity. We believe that our continued success in this area is dependent on our ability to efficiently manage our operating costs and to continue to improve the quality and timeliness of service delivery so that we can provide high quality products at competitive prices.

          Comparative selected balance sheet data:

	March 31, 2008	December 31, 2007

Cash	$5,698	$5,904
Mortgage servicing rights	5,013	5,360
Receivables	5,126	12,219
Other	290	679

Total assets	$16,127	$24,162

Lines of credit and other secured borrowings	$3,983	$4,090
Other	3,232	4,455

Total liabilities	$7,215	$8,545

          Comparative selected operations data for the three months ended March 31 is as follows:

	2008	2007

Revenue:
Servicing and subservicing fees	$1,473	$1,174
Process management fees	15,151	14,495
Other	131	688

Total revenue	16,755	16,357

Operating expenses:
Compensation and benefits	2,866	4,334
Amortization of servicing rights	210	183
Servicing and origination	7,485	5,719
Other	2,958	3,983

Total operating expenses	13,519	14,219

Income from operations	3,236	2,138

Other income (expense), net	(89)	(51)

Income before income taxes	$3,147	$2,087

          Servicing and Subservicing Fees. Our GSS offices in Germany and Canada earn fees by providing loan servicing to owners of commercial loans. At March 31, 2008, we serviced 959 international commercial loans and real estate assets totaling $5,159,545. This compares to 966 assets totaling $5,114,289 serviced at December 31, 2007. In the first quarter of 2008, management approved and committed to a plan to sell the servicing rights owned by GSS Canada. As of March 31, 2008, we received a confidential bid from an interested third party to acquire the servicing assets. Based on the values and terms of this proposal, we believe it to be an objective indication of fair value. The bid range is consistent with the $5,013 carrying value of the servicing assets. We expect to complete the sale of these servicing assets in 2008.

          Process Management Fees. The principal components of process management fees for the three months ended March 31, relate to our fee-based loan processing services as follows:

	2008	2007

Residential property valuation	$8,321	$6,619
Title services	3,999	2,923
Outsourcing services	2,831	2,718
Mortgage fulfillment activities	—	2,235

	$15,151	$14,495

          In spite of the low volume of loan origination activity, fees from residential property valuations and title services in the first quarter of 2008 increased as a result of higher delinquencies and foreclosures. We significantly scaled back our mortgage fulfillment activities in January 2008 because of lack of demand.

          Compensation and benefits. The $1,468 decline in compensation and benefit expenses in the first quarter of 2008 is primarily due to a $1,684 decline in compensation and benefits associated with our mortgage due diligence operation.

          Servicing and Origination Expenses. Servicing and origination expenses for the three months ended March 31 consist primarily of costs incurred in connection with providing fee-based loan processing services as follows:

	2008	2007

Residential property valuation	$5,063	$3,923
Title services	2,414	1,623
Mortgage fulfillment activities	—	171
Other	8	2

	$7,485	$5,719

Financial Services

          Financial Services segment is our unsecured collections business. Effective June 6, 2007, this segment includes the results of NCI, a receivables management company that we acquired. NCI specializes in contingency collections and customer service for credit card issuers and other consumer credit providers. Our current focus is on the improvement of NCI’s financial performance. In that regard, we have developed an action plan. This plan includes appropriate staffing of collectors to address the increase in volume reflective of rising delinquencies and charge-offs in the current credit environment and the ramp up of collection operations at our new facility in India.

          We also continue to focus on the integration of NCI and Ocwen Recovery Group (“ORG”) operations to take advantage of both NCI’s strong customer relationships and ORG’s global infrastructure. We have implemented an integration plan to generate cost savings from the combined operations through the elimination of redundant expenses and migration to India of U.S. based collector and administrative jobs, primarily through attrition. We believe the key to our success is our ability to perform well for our customers which, in turn, will lead to more account placements and continued growth of top line revenue. Our ability to perform well for our customers is largely dependent on our success in the training and retention of collection staff.

          Comparative selected balance sheet data:

	March 31, 2008	December 31, 2007

Receivables	$6,129	$5,775
Goodwill and intangibles	52,021	53,260
Premises and equipment	4,417	4,881
Other	2,255	2,226

Total assets	$64,822	$66,142

Total liabilities	$9,805	$8,896

          The allocation of the purchase price of NCI resulted in goodwill and intangibles as follows:

	March 31, 2008	December 31, 2007

Goodwill	$13,742	$14,315

Intangibles	40,500	40,500
Accumulated amortization	(2,221)	(1,555)

Intangibles, net	38,279	38,945

	$52,021	$53,260

          Intangibles consist primarily of customer lists which we are amortizing over their estimated useful lives ranging from 10 to 20 years.

          Comparative selected operations data for the three months ended March 31 is as follows:

	2008	2007

Revenue	$19,499	$1,787

Operating expenses:
Compensation and benefits	9,520	643
Servicing and origination	3,085	102
Technology and communication	1,978	346
Occupancy and equipment	1,081	164
Other	3,344	792

Total operating expenses	19,008	2,047

Income (loss) from operations	491	(260)
Other income (expense), net	(468)	2

Income (loss) before income taxes	$23	$(258)

          The increase in revenue and operating expenses in the first quarter of 2008 is due to our acquisition of NCI on June 6, 2007. NCI’s primary source of revenue is fees for collections on behalf of credit card issuers and other consumer credit providers on a contingency basis. Other operating expenses for the first quarter of 2008 include $666 of amortization of NCI intangibles.

Corporate Items and Other

          Comparative selected balance sheet data:

	March 31, 2008	December 31, 2007

Cash	$168,823	$108,142
Trading securities
Auction rate	289,044	—
Other investment grade	21,743	34,876
Subordinates and residuals	222	346
Receivables	42,929	41,092
Deferred tax assets, net	177,880	178,170
Goodwill and intangibles	3,423	3,423
Premises and equipment, net	23,035	22,834
Investment in subsidiaries	1,120,244	1,106,353
Other	19,831	19,004

Total assets	$1,867,174	$1,514,240

Lines of credit and other secured borrowings	$14,785	30,676
Investment line	283,836	—
Debt securities	150,279	150,279
Other	70,499	71,638

Total liabilities	$519,399	$252,593

          Trading Securities. As disclosed in Notes 5 and 13 to the Interim Consolidated Financial Statements, because of recent failed auctions, we were unable to liquidate auction rate securities that we invested in during the first quarter of 2008 using Investment Line funds. These securities are collateralized by student loans originated under the Federal Family Education Loan Program that are guaranteed up to 97% of their unpaid principal balance in the event of default. On March 28, 2008, we executed an amendment to the Investment Line with JPMorgan Chase that eliminated the requirement that borrowings be paid off at quarter end, and we have recognized auction rate securities with a fair value of $289,044 and a corresponding Investment Line obligation to JPMorgan Chase of $283,836 on our March 31, 2008 balance sheet. Because the estimated fair value of these securities at March 31, 2008 was less than our cost plus accrued interest, we recognized an unrealized loss of $8,939 representing 3% of the carrying value. Our determination of the estimated fair value, which included our consideration of the strong credit quality of the underlying collateral and the securities we hold, limited market activity and general auction rate securities market conditions, required the significant use of unobservable inputs. We expect liquidity to return to the auction rate securities market and that we will sell our securities at that time without realizing a loss. Prior to the first quarter of 2008, the Investment Line has had no impact on our quarterly balance sheets.

          The $13,133 decline in other investment grade securities during the first quarter of 2008 was primarily due to a $12,872 decline in collateralized mortgage obligations (CMOs) that occurred as a result of sales.

          Lines of Credit and Other Secured Borrowings. The balance at both March 31, 2008 and December 31, 2007 represents financing obligations outstanding under repurchase agreements collateralized by CMOs. The $15,891 decrease in the outstanding balance during the first quarter of 2008 is principally the result of the sale of one security in March 2008 that had a book value of $11,570 at December 31, 2007 and declines in the fair value of the remaining securities. In addition, the advance rate under the repurchase agreement declined from 90% of the fair value of pledged securities to 70%. See Note 12 to the Interim Consolidated Financial Statements for additional details on lines of credit and other secured borrowings.

          Other Liabilities. Other liabilities includes a financing obligation with an outstanding balance of $24,466 and $24,515 at March 31, 2008 and December 31, 2007, respectively, related to a sale-leaseback transaction involving our customer service and collection facility in Orlando, Florida, which we account for as a financing. Other liabilities also include accruals for incentive compensation awards, audit fees, legal matters, other operating expenses and interest on debt securities, as well as customer deposits held by BOK.

          Comparative selected operations data for the three months ended March 31 is as follows:

	2008	2007

Revenue	$5	$774
Operating expenses	8,636	2,213

Loss from operations	(8,631)	(1,439)

Other income (expense):
Interest income	706	2,517
Interest expense	(399)	(1,242)
Loss on trading securities	(10,991)	(116)
Other, net	(347)	(540)

Other income (expense)	(11,031)	619

Loss before income taxes	$(19,662)	$(820)

          Interest Income. The $1,811 or 72% decline in interest income in the first quarter of 2008 reflects a 58% decline in the average amount invested in short-term investment grade securities, primarily CMOs and commercial paper. In addition, interest income for the first quarter of 2007 included $935 of discount accretion on certificates of deposit that we redeemed in the third quarter of 2007.

          Operating Expenses. Operating expenses for the first quarter of 2008 include $9,532 of costs related to the “going private” transaction which was initiated in January 2008 and which the parties mutually terminated in March 2008. See Note 17 to the Interim Consolidated Financial Statements for additional information regarding this transaction. Operating expenses are net of overhead allocations to other segments.

          Loss on Trading Securities. The loss on trading securities for the three months ended March 31 was comprised of the following:

	2008	2007

Realized losses (CMOs)	$(114)	$—

Unrealized losses:
Auction rate	(8,939)	—
CMOs	(1,813)	—
Subordinates and residuals	(125)	(116)

	(10,877)	(116)

	$(10,991)	$(116)

MINORITY INTEREST IN SUBSIDIARIES

          Minority interest of $2,068 and $1,979 at March 31, 2008 and December 31, 2007, respectively, primarily represented the 30% investment in GSS held by Merrill Lynch.

STOCKHOLDER’S EQUITY

          Stockholders’ equity amounted to $594,395 at March 31, 2008 as compared to $586,146 at December 31, 2007. The $8,249 increase in stockholders’ equity during the first quarter of 2008 was primarily due to net income of $5,930, a $1,452 increase in additional paid-in capital and an $865 increase in accumulated other comprehensive income. The increase in additional paid-in capital was primarily due to an increase of $1,053 related to expirations of vested options that had been accounted under the intrinsic value method of APB No. 25, net of the related deferred tax asset reversal, and compensation of $400 related to employee share-based awards. The increase in other comprehensive income was primarily the result of the change in unrealized foreign currency translation adjustments.

INCOME TAX EXPENSE (BENEFIT)

          Income tax expense was $3,314 and $6,374 for the three months ended March 31, 2008 and 2007, respectively.

          Our effective tax rate for the first quarter of 2008 was 35.08% as compared to 33.98% for the first quarter of 2007. Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes and low-income housing tax credits.

          Our effective tax rate of 35.08% for the first quarter of 2008 includes a benefit of approximately 2.38% associated with the recognition of certain foreign deferred tax assets. The effective tax rate for the first quarter of 2008 would have been 30.47% but was increased by approximately 4.61% due to the recognition of additional tax expense associated with the expiration of certain vested stock options. The 30.47% effective rate includes a benefit for the amortization of tax amortizable goodwill associated with our acquisition of NCI. Our effective tax rate for the first quarter of 2007 included a benefit of approximately 2.09% associated with the recognition of certain foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

          Since the second half of 2007, disruption in global capital markets, the impact of the failure of the auction rate securities market on our Investment Line and increased funding requirements for servicing advances have negatively impacted our liquidity position. In response to these events, we have implemented plans to ensure sufficient liquidity throughout 2008. These plans include extending our Investment Line through June 30, 2008, increasing borrowing capacity under our advance financing facilities and reducing the growth of servicing advances through operational changes such as increased use of loan modifications and marketing REO properties more aggressively. Further plans to improve liquidity in 2008 include selling non-core assets and evaluating the issuance of subordinated debt or preferred stock.

          Although successful execution cannot be guaranteed, management believes that these plans are showing sufficient success to allow us to meet our liquidity requirements for the next twelve months. Since the last quarter before the disruption in global capital markets, which is the quarter ended June 30, 2007, our unrestricted cash position has increased from $169,470 to $173,557 at March 31, 2008. Since December 31, 2007, we have replaced the capacity of all notes that entered amortization through April 30, 2008, allowing us to fully repay all notes in amortization and increase advance financing capacity by $60,000. We expect to comply with all financial covenants during 2008. Operational initiatives reduced the rate of growth in servicing advances from 25% in the fourth quarter 2007 to 2% in the first quarter of 2008. If our efforts to improve liquidity are not successful, or if unanticipated market factors emerge, the result could be a material adverse impact upon our business, results of operations and financial position.

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

          Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant is our obligation to advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced even if the loans are delinquent. Delinquency rates and prepayment speed drive the size of servicing advance balances. Non-performing loans delinquent 90 days or more were 20% of unpaid principal balance on December 31, 2007 and 22% on March 31, 2008. Average prepayment speeds were 21% for the fourth quarter of 2007 and 23% for the first quarter of 2008. The modest change in these factors in the first quarter of 2008 is the primary reason for the decrease in the rate of servicing advance growth from 25% to 2% during this period.

          Loan modifications have increased, and within the parameters provided by our pooling and servicing agreements, we expect to continue to modify loans when it is in the best interest of our investors. We also expect to continue to more effectively market and price the foreclosed residential real estate in our Servicing portfolio. In 2008, we expect that prepayment speeds will remain at or near current levels and that the growth rate of both delinquencies and advances will continue to decrease. Based on current trends, we believe that servicing advances for our current portfolio peaked in March 2008 and will end 2008 modestly below this peak. However, if prepayment speeds further decrease in 2008, or if the success of the loan modification programs diminishes, advances on the existing servicing portfolio will increase.

          Our ability to finance servicing advances is another factor that affects our liquidity. We currently use diversified sources of financing, including match funded lending agreements and secured credit facilities with various lenders and syndicates to address the need for sufficient capacity. Also important are the financing discount and the qualification of collateral under the advance facilities to which the assets are pledged. Even recognizing that advances have minimal credit risk due to their highest repayment priority in our servicing agreements, a financing discount is applied to the value of the advances to account for the time value of money over the expected repayment period. Two of our match funded advance facilities that are rated are subject to increases in the financing discount if deemed necessary by the rating agency in order to maintain the minimum rating required for the facility. Furthermore, while there are currently only a limited number of loans and/or securitizations that do not qualify for financing under the advance facility to which they are pledged this could become a factor if loan performance deteriorates beyond a certain point. Finally, some of our existing debt covenants limit our ability to incur additional debt beyond a certain level in relation to our equity and require that we maintain minimum levels of liquid assets and unused borrowing capacity. Therefore, having sufficient financing capacity, limiting the growth in servicing advances and maintaining loan performance are all essential to maintaining liquidity.

           Maximum borrowing capacity of the Servicing segment was $1,493,899 at March 31, 2008, a decrease of $91,101 as compared to December 31, 2007. As a result of declines in loans held for resale and residual trading securities, the decrease in total borrowing capacity in first quarter of 2008, excluding the Investment Line, was $115,390. The decline in borrowing capacity principally reflects the fact that the $100,000 term note outstanding under one of our match funded facilities entered its amortization period and was paid off in March 2008. The variable funding note under another match funded liability also entered its amortization period at the end of the first quarter of 2008 and no additional borrowing is possible under this facility. These declines were partly offset by a $60,000 increase in capacity under another facility in February 2008 from $140,000 to $200,000. Including the $300,000 capacity of the match funded note that closed in April 2008, we have increased the capacity of our match funded servicing advance facilities from $1,230,000 at December 31, 2007 to $1,290,000 at April 30, 2008. Our $355,000 senior secured credit facility is the only source of debt that is currently available to fund the purchase of MSRs and it matures in August 2008. Our borrowing on MSRs was $139,968 at March 31, 2008. We expect to renew our secured line of credit prior to its August 2008 maturity date. We are also in active negotiations to secure an additional $250,000 advance financing facility that we expect to close during the second quarter of 2008. If we are unable to renew our existing facilities and/or obtain additional borrowing capacity, we may need to consider more aggressively selling non-core assets, issuing subordinated debt or obtaining additional equity capital.

          In the table below, we provide the amortization dates and maturity dates for each of our credit facilities as of March 31, 2008. The amortization date is the date on which the revolving period ends under our advance facilities and repayment of the outstanding balance must begin if the facility is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. After the amortization date, all collections that represent the repayment of advances that have been financed through the facility must be applied to reduce the balance outstanding under the facility, and any new advances under the securitizations pledged to the facility are ineligible to be financed. In order for us to maintain liquidity, advances under facilities that have entered their amortization period and have not been renewed must be repaid and pledged to another facility.

          Our credit facilities, excluding the Investment Line, are summarized as follows at March 31, 2008:

	Amortization Date	Maturity	Maximum Borrowing Capacity (1)	Unused Borrowing Capacity	Balance Outstanding

Servicing:
Match funded liability (2)	May. 2008 – Nov. 2009	Oct. 2013 – Nov. 2015	$540,000	$1,832	$538,168
Match funded liability (3)	Jan. 2009	Feb. 2011	200,000	45,655	154,345
Match funded liability (4)	Mar. 2008	Mar. 2011	148,899	—	148,899
Match funded liability (5)	Dec. 2010	Dec 2013	250,000	30,608	219,392
Secured line of credit (6)	Aug. 2008	Aug. 2008	355,000	35,548	319,452

			1,493,899	113,643	1,380,256

Mortgage Services:
Secured line of credit	N/A	Aug. 2008	10,729	6,746	3,983

Loans and Residuals:
Repurchase agreement (7)	N/A	Jun. 2008	26,000	2,504	23,496
Repurchase agreement (8)	N/A	N/A	—	—	123
Repurchase agreement (8)	N/A	Apr. 2036	—	—	68

			26,000	2,504	23,687

Corporate Items and Other:
Repurchase agreement (8)	N/A	—	—	—	12,400
Convertible Notes	N/A	Aug. 2024	—	—	96,900
Capital Securities	N/A	Aug. 2027	—	—	53,379

					162,679

Total borrowings					1,570,605
Fair value adjustment (2)			—	—	7,319

			$1,530,628	$122,893	$1,577,924

(1) Borrowing capacity under a secured advance facility may only be utilized to the extent that underlying collateral is available to be pledged to that financing facility.

(2) The $165,000 fixed-rate term note issued in 2006 was carried on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established through the use of an interest rate swap. We terminated the related interest rate swap in February 2008 and have begun to amortize the fair value adjustment over the remaining term of the note. A $100,000 term note under this facility entered its amortization period and was repaid in March 2008.

(3) On February 12, 2008, we negotiated an increase in the maximum borrowing from $140,000 to $200,000 and extended the stated maturity to February 2011.

(4) The interest rate increased from 1-Month LIBOR plus 200 basis points on November 1, 2007 to 1-Month LIBOR plus 500 basis points on January 1, 2008. In April 2008, we repaid the balance of this note and moved all remaining collateral to the new $300,000 match funded facility that closed in April 2008.

(5) The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 150 basis points. This rate approximated 1-Month LIBOR plus 150 basis points.

(6) We intend to renew this facility to prior to its maturity.

(7) This agreement is secured by “A” rated securities issued in connection with the transfer of loan and real estate collateral to OREALT, a bankruptcy remote VIE that we consolidate. We expect to market these securities to third parties as the credit markets begin to stabilize.

(8) This agreement has no stated credit limit or maturity; however, each transaction matures and is renewed monthly.

          Certain of our credit facilities require that we maintain minimum liquidity levels, and we are in compliance with these requirements.

          A number of our credit agreements mature at various dates during the next twelve months. At March 31, 2008, we had an aggregate balance of $346,931 outstanding under secured lines of credit and repurchase agreements maturing within one year, subject to possible renewal and extension. Also at March 31, 2008, we had a match funded facility that had entered its amortization period, with no amortization and an outstanding balance of $148,899. This balance was repaid in April 2008. In addition, we had an aggregate balance of $527,513 outstanding at March 31, 2008 under match funded financing facilities that are scheduled to enter their amortization period during the next twelve months. We believe that we will be successful in replacing or renewing and extending all of our facilities that mature or enter their amortization periods over the next twelve months.

          We have the following anticipated uses of cash:

•	Cash requirements to fund increases in advances, the acquisition of additional servicing rights and the cash needs of our existing operations; and

•	Our commitment to invest an additional $75,237 in OSI and in NPL and affiliates.

          In addition to the anticipated uses of cash identified above, and to the extent we have available funds, we will also consider additional strategic investments in asset management vehicles and additional acquisitions. Regarding our investment in BMS Holdings, we are under no obligation to provide additional funding; however, we may elect to do so to protect or enhance our investment. In April 2008, we purchased $14,545 of our 3.25% Convertible Notes in the open market and may make additional purchases in 2008. We may also evaluate the retirement of our 10 7/8% Capital Securities which became redeemable in whole or in part at our option beginning August 1, 2007 at a redemption price of 105.438%.

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

          Cash totaled $174,684 at March 31, 2008 as compared to $114,243 at December 31, 2007.

          Significant uses of funds for the first quarter of 2008 included the following:

•	The principal funding requirements of our Servicing operations totaled $49,222 and consisted of:

o	Increase in advances and match funded advances	$30,461

o	Reduction of servicer liabilities	$15,134

o	Purchase of mortgage servicing rights	$3,627

•	Investment in auction rate securities of $297,983

          Significant sources of funds for the first quarter of 2008 included the following:

•	Net borrowings under match funded advance financing facilities and lines of credit of $86,266

•	Net Investment Line borrowing of $283,836

          Our operating activities used $306,946 and $119,700 of cash flow during the first quarter of 2008 and 2007, respectively. The $187,246 increase in net cash flows used by operating activities in the first quarter of 2008 as compared to 2007 primarily reflects a $192,564 increase in net cash used by trading activities. This increase in cash used by trading activities reflects the $297,983 investment in auction rate securities, offset in part by a decline in other short-term investment grade securities. Loans held for resale provided (used) cash of $1,303 and $(17,223) during the first three months of 2008 and 2007, respectively. The funding requirements of our Servicing business are reflected in the decrease in servicer liabilities and increase in servicing advances that collectively used $45,595 of cash in the first quarter of 2008. These same items used $31,172 of cash during the first quarter of 2007.

          Our investing activities provided (used) cash flows totaling $162 and $(23,532) during the first quarter of 2008 and 2007, respectively. In the first quarter of 2008, purchases of mortgage servicing rights of $3,627 and investments in asset management entities totaling $1,250 were largely offset by distributions received from these asset management entities of $3,875. For the first quarter of 2007, $69,430 of purchases of MSRs were somewhat offset by the return of $45,894 of our investment in BMS Holdings. The decline in residential MSR acquisitions in 2008 reflects a more cautious acquisition strategy in response to the turmoil in the subprime mortgage market.

          Our financing activities provided cash flows of $367,225 and $69,956 during the first quarter of 2008 and 2007, respectively. The $297,269 increase in cash flow provided by financing activities in the first three months of 2008 primarily reflects the $283,836 of net borrowing under the Investment Line to invest in auction rate securities and the utilization of unused borrowing capacity available under our match funded advance facilities, offset in part by our repayment in full of a $100,000 term note that began its amortization period in January 2008. For the first three months of 2007, cash flows used by financing activities primarily reflect borrowing under a new agreement secured by investment grade securities and an increase in borrowings secured by advances and MSRs, offset by the net repayment of collateralized borrowings used to finance loans held for resale.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

          We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they become due. Such contractual obligations include our Convertible Notes, Capital Trust Securities, lines of credit and other secured borrowings, the Investment Line and operating leases. See Note 18 to the Interim Consolidated Financial Statements for additional information regarding commitments and contingencies.

Off-Balance Sheet Arrangements

          In the normal course of business, we engage in transactions with a variety of financial institutions and other companies that are not reflected on our balance sheet. In addition, through our investment in subordinate and residual securities, we provide credit support to the senior classes of securities. We are subject to potential financial loss if the counterparties to our off-balance sheet transaction are unable to complete an agreed upon transaction. We seek to limit counterparty risk through financial analysis, dollar limits and other monitoring procedures. We have also entered into non-cancelable operating leases and have committed to invest up to an additional $75,237 in asset management vehicles.

          Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss.

          Involvement with SPEs. We use SPEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans.

          Our securitizations of mortgage loans have been structured as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), and the SPEs to which we have transferred the mortgage loans are qualifying special purpose entities (“QSPEs”) under SFAS No. 140 and are therefore not subject to consolidation. We have retained both subordinated and residual interests in these QSPEs. Where we are the servicer of the securitized loans, we generally have the right to repurchase the mortgage loans from the QSPE when the costs exceed the benefits of servicing the remaining loans.

          We generally use match funded securitization facilities to finance our servicing advances. The SPEs to which the advances are transferred in the securitization transaction are included in our consolidated financial statements either because the transfer did not qualify for sales accounting treatment or because the SPE is not a QSPE, and we have the majority equity interest in the SPE, or we are the primary beneficiary where the SPE is also a VIE. The holders of the debt of these SPEs can look only to the assets of the SPEs for satisfaction of the debt and have no recourse against OCN.

          VIEs. In addition to certain of our financing SPEs, we have invested in a number of other VIEs primarily in connection with purchases of whole loans. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our consolidated financial statements.

          See Notes 1, 16 and 18 to our Interim Consolidated Financial Statements for additional information regarding off-balance sheet arrangements.

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and expands disclosures about fair value measurement. The FASB also issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” in February 2007, which gives entities the option to report at fair value many financial instruments and other items that are not currently required to be reported at fair value. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our consolidated balance sheet or consolidated statement of operations, but the implementation of SFAS No. 157 has resulted in additional required disclosures. Upon adoption of SFAS No. 159 on January 1, 2008, we did not elect the fair value option for any financial instrument we do not currently report at fair value.

          For additional information regarding these and other recent accounting pronouncements, see Notes 2 and 3 to our Interim Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

          Market risk includes liquidity risk, interest rate risk, prepayment risk and foreign currency exchange rate risk. Market risk also reflects the risk of declines in the valuation of trading securities, MSRs and in the value of the collateral underlying loans.

          We are exposed to liquidity risk primarily because of the highly variable daily cash requirements to support the Servicing business including the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. In general, we finance our operations through operating cash flows and various other sources including match funded agreements, secured lines of credit and repurchase agreements. We believe that we will be successful in replacing or renewing and extending all of our Servicing facilities that mature or enter their amortization periods over the next twelve months. We also anticipate that we will be successful in negotiating an extension of the Investment Line. However, because of the failed auctions, the auction rate securities are not currently liquid. In the event we need to liquidate our investment, we may not be able to do so without a loss of principal, unless a future auction on these investments is successful.

          We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or different bases, than our interest-earning assets. Our Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At March 31, 2008, we had total Servicing advances and match funded advances of $1,442,487.

          We are also exposed to interest rate risk because earnings on float balances are affected by short-term interest rates. These float balances, which are not included in our financial statements, amounted to $387,159 at March 31, 2008 and averaged approximately $408,800 for the quarter ended March 31, 2008. We report these earnings as a component of servicing and subservicing fees. Partially offsetting this risk is the fact that a large component of our outstanding debt is variable rate debt. Therefore, declining rates may also reduce our interest expense for that financing depending on interest rate spreads and facility fees. At March 31, 2008, our total borrowings were $1,854,441. Of this amount $1,255,326, or 68%, was variable rate debt for which debt service costs are sensitive to changes in interest rates, and $599,115 was fixed rate debt including the Investment Line of $283,836. We have entered into an interest rate cap to hedge our exposure to rising interest rates on a $250,000 match funded advance facility with a variable rate of interest.

          Our balance sheet at March 31, 2008 included interest-earning assets totaling $503,324 including $289,044 of auction rate securities, $90,987 of debt service accounts, $67,880 of loans held for resale and $21,743 of other investment grade securities.

          Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of MSRs. As of March 31, 2008, the carrying value and estimated fair value of our residential mortgage servicing rights were $181,758 and $241,676, respectively.

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

          Our operations in Canada, Germany and India expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant.

Impact of Changes in Interest Rates on the Net Value of Interest Rate-Sensitive Financial Instruments

          We perform an interest rate sensitivity analysis of our portfolio of MSRs every quarter. We currently estimate that the fair value of the portfolio decreases or increases by approximately 4.40% and 3.45%, respectively, for every 50 basis point increase or decrease in interest rates. This sensitivity analysis is limited in that it was performed at a particular point in time; only contemplates certain movements in interest rates; does not incorporate changes in interest rate volatility; is subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and does not incorporate other factors that would impact our overall financial performance in such scenarios. We carry MSRs at the lower of amortized cost or fair value by strata. To the extent that fair value were to decline below amortized cost, we would record an impairment charge to earnings and establish a valuation allowance. A subsequent increase in fair value could result in the recovery of some or all of a previously established valuation allowance. However, an increase in fair value of a particular stratum above its amortized cost would not be reflected in current earnings. For these reasons, this interest rate sensitivity estimate should not be viewed as an earnings forecast.

          Our Investment Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. During the first quarter of 2008, we terminated our interest rate swap with a notional amount of $165,000 hedging our exposure to an increase in the fair value of our fixed-rate match funded note due to declining interest rates. At March 31, 2008, we had interest rate caps with a notional amount of $250,000 hedging our exposure to rising interest rates related to a variable-rate match funded note issued in December 2007. See Note 16 to our Interim Consolidated Financial Statements for additional information regarding our management of interest rate, credit and foreign currency exchange rate risk.

ITEM 4.     CONTROLS AND PROCEDURES

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to OCN, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by OCN in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer or chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

See “Note 18, Commitments and Contingencies” of the Interim Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A.   RISK FACTORS

          See our discussion of risk factors on page 22 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 6.     EXHIBITS

(3)	Exhibits.

	3.1	Amended and Restated Articles of Incorporation (1)

	3.2	Amended and Restated Bylaws (2)

	4.0	Form of Certificate of Common Stock (1)

	4.1	Certificate of Trust of Ocwen Capital Trust I (3)

	4.2	Amended and Restated Declaration of Trust of Ocwen Capital Trust I (3)

	4.3	Form of Capital Security of Ocwen Capital Trust I (included in Exhibit 4.4) (3)

	4.4	Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (3)

	4.5	Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (included in Exhibit 4.6) (3)

	4.6	Form of Guarantee of OCN relating to the Capital Securities of Ocwen Capital Trust I (3)

	4.7	Registration Rights Agreement dated as of July 28, 2004, between OCN and Jeffries & Company Inc. (4)

	4.8	Indenture dated as of July 28, 2004, between OCN and the Bank of New York Trust Company, N.A., as trustee (4)

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)

Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-1 (File No. 333-5153) as amended, declared effective by the commission on September 25, 1996.

(2)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(3)

Incorporated by reference from the similarly described exhibit filed in connection with our Registration Statement on Form S-1 (File No. 333-28889), as amended, declared effective by the Commission on August 6, 1997.

(4)	Incorporated by reference from the similarly described exhibit included with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

(5)	Incorporated by reference from the similarly described exhibit included with the Registrant’s form 8-K filed with the Commission on May 1, 2007.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCWEN FINANCIAL CORPORATION

Date:	May 8, 2008	By:	/s/ David J. Gunter

David J. Gunter,
Executive Vice President,
Chief Financial Officer, Treasurer and Interim Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)