Form 10-Q
period 2008-06-30
OCWEN FINANCIAL CORP
filed 2008-08-05
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

Number of shares of Common Stock, $0.01 par value, outstanding as of July 31, 2008: 62,715,166 shares.

OCWEN FINANCIAL CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30, 2008	December 31, 2007

Assets
Cash	$148,835	$114,243
Trading securities, at fair value
AAA-rated auction rate	254,745	—
Other investment grade	1,183	34,876
Subordinates and residuals	4,860	7,362
Loans held for resale, at lower of cost or fair value	59,563	75,240
Advances	261,955	292,887
Match funded advances	1,096,241	1,126,097
Mortgage servicing rights	163,743	197,295
Receivables	70,712	79,394
Deferred tax assets, net	177,757	178,178
Intangibles, including goodwill of $15,255 and $17,615	52,905	58,301
Premises and equipment, net	32,562	35,572
Investments in unconsolidated entities	59,814	76,465
Other assets	101,333	118,786

Total assets	$2,486,208	$2,394,696

Liabilities and Stockholders’ Equity
Liabilities
Match funded liabilities	$993,627	$1,001,403
Lines of credit and other secured borrowings	305,578	339,976
Investment line	229,774	—
Servicer liabilities	122,988	204,484
Debt securities	135,734	150,279
Other liabilities	101,668	110,429

Total liabilities	1,889,369	1,806,571

Minority interest in subsidiaries	2,272	1,979

Commitments and Contingencies (Note 18)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 62,715,166 and 62,527,360 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	627	625
Additional paid-in capital	179,090	177,407
Retained earnings	412,863	406,822
Accumulated other comprehensive income, net of income taxes	1,987	1,292

Total stockholders’ equity	594,567	586,146

Total liabilities and stockholders’ equity	$2,486,208	$2,394,696

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Three months		Six months

For the periods ended June 30,	2008	2007	2008	2007

Revenue
Servicing and subservicing fees	$100,688	$92,925	$198,902	$184,637
Process management fees	27,391	20,654	54,341	40,550
Other revenues	3,146	3,347	6,233	6,722

Total revenue	131,225	116,926	259,476	231,909

Operating expenses
Compensation and benefits	32,120	24,320	61,522	44,517
Amortization of servicing rights	14,592	27,551	28,606	59,788
Servicing and origination	11,638	15,269	26,049	28,928
Technology and communications	6,421	5,307	11,691	9,993
Professional services	6,336	6,407	21,085	12,962
Occupancy and equipment	5,807	5,545	12,340	10,888
Other operating expenses	6,908	4,826	14,068	8,704

Total operating expenses	83,822	89,225	175,361	175,780

Income from operations	47,403	27,701	84,115	56,129

Other income (expense)
Interest income	3,231	9,235	8,044	19,201
Interest expense	(20,242)	(15,222)	(45,280)	(30,250)
Gain (loss) on trading securities	(9,722)	23,551	(21,745)	19,080
Gain on debt repurchases	3,595	—	3,595	—
Loss on loans held for resale, net	(3,373)	(150)	(4,418)	(2,693)
Equity in losses of unconsolidated entities	(14,655)	(421)	(7,700)	(178)
Other, net	1,199	(2,500)	273	49

Other income (expense), net	(39,967)	14,493	(67,231)	5,209

Income from continuing operations before income taxes	7,436	42,194	16,884	61,338
Income tax expense	2,143	14,759	5,457	21,133

Income from continuing operations	5,293	27,435	11,427	40,205
Loss from discontinued operations, net of income taxes	(5,182)	(244)	(5,386)	(634)

Net income	$111	$27,191	$6,041	$39,571

Basic earnings per share
Income from continuing operations	$0.08	$0.44	$0.18	$0.64
Loss from discontinued operations	(0.08)	(0.01)	(0.08)	(0.01)

Net income	$0.00	$0.43	$0.10	$0.63

Diluted earnings per share
Income from continuing operations	$0.08	$0.39	$0.18	$0.58
Loss from discontinued operations	(0.08)	—	(0.08)	(0.01)

Net income	$0.00	$0.39	$0.10	$0.57

Weighted average common shares outstanding
Basic	62,682,783	62,638,926	62,625,378	62,911,082
Diluted	62,892,868	71,603,784	62,853,659	71,895,185

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three months		Six months

For the periods ended June 30,	2008	2007	2008	2007

Net income	$111	$27,191	$6,041	$39,571

Other comprehensive income, net of taxes:

Change in unrealized foreign currency translation adjustment arising during the period (1)	(170)	(575)	544	(503)

Less: Reclassification adjustment for foreign currency translation losses included in net income (2)	—	347	—	347

Net change in unrealized foreign currency translation adjustment	(170)	(228)	544	(156)

Change in deferred loss on cash flow hedge (3)	—	—	151	—

	(170)	(228)	695	(156)

Comprehensive income (loss)	$(59)	$26,963	$6,736	$39,415

(1)	Net of tax benefit (expense) of $89 and $338 for the three months ended June 30, 2008 and 2007, respectively, and $(331) and $314 for the six months ended June 30, 2008 and 2007, respectively.

(2)	Net of tax expense of $204 for the three and six months ended June 30, 2007, respectively.

(3)	Net of tax expense of $88 for the six months ended June 30, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Dollars in thousands, except share data)

					Accumulated Other Comprehensive Income, Net of Taxes

	Common Stock		Additional Paid-in Capital
				Retained Earnings
	Shares	Amount				Total

Balance at December 31, 2007	62,527,360	$625	$177,407	$406,822	$1,292	$586,146

Net income	—	—	—	6,041	—	6,041

Issuance of common stock awards to employees	169,632	2	(137)	—	—	(135)

Exercise of common stock options	1,644	—	4	—	—	4

Expiration of common stock options	—	—	1,053	—	—	1,053

Excess tax benefits related to share-based awards	—	—	2	—	—	2

Employee compensation – Share-based awards	—	—	716	—	—	716

Director’s compensation – Common stock	16,530	—	45	—	—	45

Other comprehensive income, net of income taxes	—	—	—	—	695	695

Balance at June 30, 2008	62,715,166	$627	$179,090	$412,863	$1,987	$594,567

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the six months ended June 30,	2008	2007

Cash flows from operating activities
Net income	$6,041	$39,571
Adjustments to reconcile net income to net cash provided (used) by operating activities
Amortization of servicing rights	28,606	59,788
Discount accretion on securities, net	(79)	(1,662)
Depreciation and other amortization	6,291	3,965
Provision for bad debts and loan charge-offs	6,621	4,393
Impairment of investment in Bankhaus Oswald Kruber GmBH & Co. KG	4,980	—
Loss (gain) on trading securities	21,745	(19,081)
Loss on loans held for resale, net	4,418	2,693
Equity in losses of unconsolidated entities	7,700	178
Gain on repurchase of debt	(3,595)	—
Net cash used by trading activities	(240,145)	(11,764)
Net cash provided (used) by loans held for resale activities	3,310	(13,040)
Excess tax benefits related to share-based awards	—	(484)
Decrease (increase) in advances and match funded advances	60,517	(21,136)
Decrease (increase) in deferred tax asset	647	3,523
Decrease (increase) in receivables and other assets, net	26,850	(42,770)
Decrease in servicer liabilities	(81,496)	(132,284)
Increase (decrease) in other liabilities, net	(7,362)	3,021
Other	2,701	(107)

Net cash used by operating activities	(152,250)	(125,196)

Cash flows from investing activities
Purchase of mortgage servicing rights	(3,640)	(102,582)
Proceeds from the sale of mortgage servicing rights	5,985	—
Return of investment in BMS Holdings, Inc.	—	45,894
Distributions from Ocwen Nonperforming Loans, LLC and related entities	8,950	—
Investment in Ocwen Structured Investments, LLC	—	(12,500)
Investment in Ocwen REO, LLC	(1,250)	—
Cash paid to acquire NCI Holdings, Inc., net of cash acquired	—	(48,918)
Additions to premises and equipment	(2,111)	(1,631)
Proceeds from sales of real estate	4,097	1,348
Other	60	51

Net cash provided (used) by investing activities	12,091	(118,338)

Cash flows from financing activities
Proceeds from (repayment of) match funded liabilities, net	(9,831)	69,946
Proceeds from (repayment of) lines of credit and other secured borrowings, net	(34,398)	121,567
Repurchase of debt securities	(10,797)	(54)
Proceeds from investment line, net	229,774	—
Excess tax benefits related to share-based awards	—	484
Repurchase of common stock	—	(14,520)
Exercise of common stock options	3	957

Net cash provided by financing activities	174,751	178,380

Net increase (decrease) in cash	34,592	(65,154)
Cash at beginning of period	114,243	236,581

Cash at end of period	$148,835	$171,427

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Dollars in thousands, except share data)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

          Ocwen Financial Corporation (“OCN”), through its subsidiaries, is a business process outsourcing provider to the financial services industry, specializing in loan servicing, mortgage fulfillment and receivables management services. At June 30, 2008, OCN owned all of the outstanding stock of its primary subsidiaries: Ocwen Loan Servicing, LLC (“OLS”), Investors Mortgage Insurance Holding Company, Ocwen Financial Solutions, Private Limited (“OFSPL”) and NCI Holdings, Inc. (“NCI”). OCN also owns 70% of Global Servicing Solutions, LLC (“GSS”) with the remaining 30% minority interest held by ML IBK Positions, Inc.

Basis of Presentation

          The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (“SEC”) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2008. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

          As of June 30, 2008, we have included six VIEs in our consolidated financial statements. Three of these entities are significant to our consolidated financial statements.

          We include the assets and liabilities and results of operations of Ocwen Servicer Advance Receivables Funding Company Ltd. (“OSARFC”) in our consolidated financial statements. OSARFC is a special purpose entity, and we are the primary beneficiary. The holders of the debt issued by OSARFC can look only to the assets of OSARFC for satisfaction of the debt and have no recourse against OCN. As of June 30, 2008, OSARFC had assets of $506,148, including $503,800 of servicing advances that were pledged to secure the debt of $438,465 issued by OSARFC.

          We also include in our consolidated financial statements two additional SPEs that were created to acquire advances from OLS and to securitize the advances by issuing debt that is secured by the advances: Ocwen Servicer Advance Funding (Wachovia), LLC (“OSAFW”) and Ocwen Servicer Advance Variable Funding Issuer (DB), LLC (“OSAVFI”). We evaluated both entities as VIEs and determined that we are the primary beneficiary. Holders of the debt issued by these two entities can look only to the assets of the entities for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment by OSAFW of its obligations under the securitization documents. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period. As of June 30, 2008, OSAFW had total assets of $260,550, including $259,743 of servicing advances that were pledged to secure the $238,410 of debt issued by OSAFW. Similarly, at June 30, 2008, OSAVFI had total assets of $202,956 including $201,036 of servicing advances that were pledged to secure the $177,272 of debt issued by OSAVFI.

          OCN holds a 46% interest in BMS Holdings, Inc. (“BMS Holdings”) and 25% interests in Ocwen Structured Investments, LLC (“OSI”), Ocwen Nonperforming Loans, LLC (“ONL”), NPL Company I, LLC (“NPL”) and Ocwen REO, LLC (“OREO”). We account for our investments in these entities using the equity method of accounting.

          We have eliminated all material intercompany accounts and transactions in consolidation. We report minority interests in our majority-owned subsidiaries as a separate item on our consolidated balance sheets. Minority interest in our earnings, which is immaterial, is included in other income (expense), net, on our consolidated statements of operations.

NOTE 2	CURRENT ACCOUNTING PRONOUNCEMENTS

          SFAS No. 157, “Fair Value Measurements.” The FASB issued SFAS No. 157 in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. The statement establishes a fair value hierarchy that distinguishes between (1) quoted prices in an active market, (2) observable market data from sources independent of the reporting entity and (3) unobservable inputs. In all instances, the use of an exit price or a sale price is emphasized by the statement. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our consolidated balance sheet or consolidated statement of operations other than the additional disclosures that are contained in Note 3.

          During February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2. This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). In accordance with this FSP, we did not apply the provisions of SFAS No. 157 to goodwill and intangibles.

          SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159 on January 1, 2008, we did not elect the fair value option for any instrument we do not currently measure at fair value.

          SFAS No. 141 (R), “Business Combination —a replacement of FASB Statement No. 141.” SFAS No. 141 (R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at the full amounts of their fair values, with limited exceptions specified in the statement. If the business combination is achieved in stages (step acquisition), an acquirer is also required to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The statement eliminates SFAS No. 141’s acquisition cost-allocation process. The statement requires the acquirer to recognize restructuring and acquisition costs separately from the business combination. The statement also requires the disclosure of information necessary to understand the nature and effect of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009 with early adoption prohibited.

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

          Proposed amendment of SFAS No. 140 and FIN 46(R). In April 2008, the FASB voted to eliminate the QSPE concept from SFAS No. 140 and to remove the scope exception for QSPEs from FIN 46(R). This will require an analysis of VIEs previously accounted for as QSPEs, and therefore currently exempt from the consolidation provisions of FIN 46 (R), for consolidation according to the provisions of FIN 46 (R). The FASB decided to allow a 60-day comment period and expects to issue a proposed Exposure Draft in the third quarter of 2008.

          The FASB decided that the proposed amendments to SFAS No. 140 should be applied in fiscal years beginning after November 15, 2009. Transition disclosures would be provided for existing qualifying SPEs during the one-year deferral period.

          We have retained investments in certain subordinate and residual securities in connection with loan securitization transactions completed in prior years (primarily 2006). As a result, if the proposed amendments become final, we will be required to analyze the VIEs previously accounted for as QSPEs to determine if consolidation of the assets and liabilities is appropriate in accordance with the provisions of FIN 46 (R) for the year beginning January 1, 2010.

NOTE 3	FAIR VALUE OF FINANCIAL INSTRUMENTS

          Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels whereby the highest priority is given to Level 1 inputs and the lowest to Level 3 inputs. The three broad categories are:

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

          We classify assets in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth assets and liabilities measured at fair value at June 30, 2008, categorized by input level within the fair value hierarchy:

	Carrying value	Level 1	Level 2	Level 3

Measured at fair value on a recurring basis:
Trading securities (1):
AAA-rated auction rate	$254,745	$—	$—	$254,745
Other Investment grade	1,183	—	1,183	—
Subordinates and residuals	4,860	—	—	4,860
Derivative financial instruments, net (2)	1,194	(132)	—	1,326
Measured at fair value on a non-recurring basis(3):
Loans held for resale (4)	59,563	—	37,117	22,446

(1)	We account for trading securities at fair value. We report changes in fair value in gain (loss) on trading securities in the period of the change.

(2)

Derivative financial instruments consist of interest rate caps that we use to protect against our exposure to rising interest rates on two of our match funded variable funding notes and foreign currency futures contracts that we use to hedge our net investment in BOK against adverse changes in the value of the Euro versus the U.S. Dollar. The interest rate caps are classified within Level 3 of the fair value hierarchy and the futures contracts within Level 1. See Note 16 for additional information on our derivative financial instruments at June 30, 2008.

(3)

The estimated fair value of Mortgage Servicing Rights (“MSRs”) exceeded their carrying value at June 30, 2008. Therefore, the MSRs did not represent a non-recurring fair value measurement that required disclosure under SFAS No. 157.

(4)

Loans held for resale are measured at fair value on a non-recurring basis. At June 30, 2008, the carrying value of loans held for resale is net of a valuation allowance of $24,016. We estimate the fair value of uncommitted non-performing loans based on the expected future cash flows discounted using a rate commensurate with the risks involved.

          The following table sets forth a reconciliation of the changes in fair value during the three and six months ended June 30, 2008 of our Level 3 assets that are measured at fair value on a recurring basis:

	Fair value at beginning of period	Purchases, collections and settlements, net	Total realized and unrealized gains and (losses)	Transfers in and/or out of Level 3	Fair value at June 30, 2008

Three months:
Trading securities:
Subordinates and residuals	$6,190	$40	$(1,370)	$—	$4,860
AAA-rated auction rate securities	289,044	(26,869)	(7,430)	—	254,745

Derivative financial instruments	578	113	635	—	1,326

Six months:
Trading securities:
Subordinates and residuals	$7,362	$22	$(2,524)	$—	$4,860
AAA-rated auction rate securities	—	271,114	(16,369)	—	254,745

Derivative financial instruments	4,867	(7,037)	3,496	—	1,326

NOTE 4	DISCONTINUED OPERATIONS

          In the fourth quarter of 2007, management of OCN approved and committed to a plan to sell its investment in Bankhaus Oswald Kruber GmbH & Co. KG (“BOK”), our wholly-owned German banking subsidiary, and accordingly, its operations have been reclassified in the accompanying consolidated financial statements as discontinued. For segment reporting purposes, the operations of BOK are included in Corporate Items and Other. We have received confidential proposals from third parties interested in acquiring BOK. Based on the values and terms of the proposals, we have recorded a charge of $4,980 in the second quarter of 2008 that included the impairment of the remaining $3,423 carrying value of goodwill and intangibles, a $1,377 write-down of receivables and a $180 write-down of premises and equipment. We continue to actively market BOK and expect to complete the sale of our investment in 2008.

          Results of BOK’s operations for the three and six months ended June 30 are as follows:

	Three months		Six months

	2008	2007	2008	2007

Revenue	$148	$87	$272	$132
Operating expenses	5,668	524	6,299	1,121

Loss from operations	(5,520)	(437)	(6,027)	(989)
Other income, net	338	193	641	355

Loss before income taxes	(5,182)	(244)	(5,386)	(634)
Income tax expense (benefit)	—	—	—	—

Net loss	$(5,182)	$(244)	$(5,386)	$(634)

          The following table presents BOK’s assets and liabilities at the dates indicated:

	June 30, 2008	December 31, 2007

Cash	$5,762	$8,338
Trading securities, at fair value	—	537
Receivables	13,101	9,968
Goodwill and intangibles	—	3,423
Other	65	268

Total assets	$18,928	$22,534

Total liabilities (including customer deposits of $8,230 and $7,439)	$8,779	$7,866

NOTE 5	TRADING SECURITIES

          Trading securities consisted of the following at the dates indicated:

	June 30, 2008	December 31, 2007

AAA-rated auction rate (Corporate Items and Other)	$254,745	$—

Other investment grade (Corporate Items and Other):
Collateralized Mortgage Obligations (“CMOs”)	$—	$33,171
Other	1,183	1,705

	$1,183	$34,876

Subordinates and residuals:
Loans and Residuals:
Single family residential	$4,653	$7,016
Corporate Items and Other:
Single family residential	207	296
Commercial	—	50

	$4,860	$7,362

AAA-Rated Auction Rate Securities

          We borrow funds each month under a credit facility (the “Investment Line”) at a nominal interest rate and invest those funds in certain permitted investments, including US Treasury Securities, US Agency Securities, commercial paper, bank certificates of deposit and time deposits.

          During the first quarter of 2008, we invested Investment Line funds in AAA-rated auction rate securities backed by student loans originated under the U. S. Department of Education’s Federal Family Education Loan Program. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process that typically occurs every 7 to 35 days. The underlying student loans backing the auction rate securities carry a guarantee of no less than 97% of the unpaid principal balance in the event of default. The AAA-rated auction rate securities that we hold are in the senior-most position and are smaller in amount than the federally guaranteed portion of the underlying loans. Historically, the par value of auction rate securities approximated fair value due to the frequent auctions of these securities at par. In the first quarter of 2008, the auction rate security market began experiencing levels of illiquidity, and auctions began to fail because there were not enough orders to purchase all of the securities being sold at the auction. As a result, we have been unable to liquidate our holdings. Within the context of a failed auction, the issuer pays the investor a “fail rate” penalty interest until the auction returns to clearing status, the notes mature at par or the notes are called or redeemed.

          Because sufficient liquidity has not returned to the auction rate securities market, we were unable to liquidate our entire investment prior to June 30, 2008. We estimated the fair value of the auction rate securities based on actual sales and redemptions of the auction rate securities that we hold and a discounted cash flow analysis.

          In June 2008, we sold AAA-rated auction rate securities with a par value of $27,350 and consequently realized a loss of $662 on the sale. In addition, we had recorded an unrealized loss of $818 in the first quarter of 2008 on these securities. During the second quarter of 2008, issuers called at par notes with a face value of $1,600. Subsequent to June 30, 2008, issuers have called at par additional AAA-rated auction rate securities with a face value of $500.

          The discounted cash flow analysis included the following assumptions at June 30, 2008:

• Expected term	3 years
• Illiquidity premium	2.97%
• Discount rate	3.96%

          The expected term was based upon our best estimate of market participants’ expectations of future successful auctions. The discount rate and illiquidity premium are consistent with prevailing rates for similar securities.

          Other significant assumptions that we considered in our analysis included the credit risk profiles of the issuers, the impact on the issuers of the increased debt service costs associated with the payment of penalty interest rates and the collateralization of the securitization trusts.

Subordinates and Residuals

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

          We estimate the fair value of our subordinate and residual securities based on the present value of expected future cash flows. Significant assumptions used in the discounted cash flow model include discount, delinquency and cumulative loss rates as well as prepayment speeds associated with the loans underlying mortgage backed securities. Discount rates for the subordinate and residual securities range from 21% to 35% and are determined based upon an assessment of prevailing market conditions and prices for similar assets. We project the delinquency, loss and prepayment assumptions based on a comparison to actual historical performance curves, adjusted for prevailing market conditions. Peak delinquency assumptions range from 21% to 40%, and loss assumptions range from 11% to 21%. Average prepayment assumptions range from 15% to 20%.

          Our subordinate and residual securities at June 30, 2008 and December 31, 2007 include retained interests with a fair value of $650 and $1,291, respectively, from securitizations of loans.

          Gain (loss) on trading securities for the three and six months ended June 30 was comprised of the following:

	Three months		Six months

	2008	2007	2008	2007

Unrealized losses (1)	$(8,140)	$(2,036)	$(20,049)	$(6,572)
Realized gains (losses) (2)	(1,582)	25,587	(1,696)	25,652

	$(9,722)	$23,551	$(21,745)	$19,080

(1)	Unrealized losses for 2008 include $6,768 and $15,707 recognized during the three and six months, respectively, related to auction rate securities.

(2)

During the second quarter of 2007, we sold residual securities that were backed by subprime residential loans originated in the United Kingdom (the “UK residuals”) and realized a gain of $25,587 in our Loans and Residuals segment.

NOTE 6	ADVANCES

          During any period in which the borrower is not making payments, we are required under most servicing agreements to advance funds to the investment trust to meet contractual principal and interest remittance requirements for investors. As the servicer, we are obligated to advance funds only to the extent that we believe the advances are recoverable. Most of our advances have the highest standing for reimbursement from payments, repayments and liquidation proceeds at the loan level. In addition, for any advances that are not covered by loan proceeds, the large majority of our pooling and servicing agreements provide for reimbursement at the pool level, either by using collections on other loans or by requesting reimbursement from the securitization trust. We are also required to pay property taxes and insurance premiums, to process foreclosures and to advance funds to maintain, repair and market real estate properties on behalf of investors, and these advances are accorded the same high priority for repayment as principal and interest advances.

          Advances consisted of the following at the dates indicated:

	June 30, 2008	December 31, 2007

Servicing:
Principal and interest	$94,445	$111,199
Taxes and insurance	72,557	77,431
Foreclosures and bankruptcy costs	37,740	45,269
Real estate servicing costs	32,108	34,537
Other	18,465	17,493

	255,315	285,929
Loans and Residuals	6,549	6,872
Corporate Items and Other	91	86

	$261,955	$292,887

          At June 30, 2008, advances with a carrying value of $148,955 had been pledged as collateral for borrowings under the senior secured credit agreement.

NOTE 7	MATCH FUNDED ADVANCES

          Match funded advances on residential loans serviced for others are comprised of the following at the dates indicated:

	June 30, 2008	December 31, 2007

Principal and interest	$626,322	$659,207
Taxes and insurance	294,595	281,062
Foreclosure and bankruptcy costs	78,620	86,384
Real estate costs	73,478	80,785
Other	23,226	18,659

	$1,096,241	$1,126,097

          Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We made these transfers under the terms of four advance facility agreements. We have either retained control of the advances or the advances were transferred to trusts that are not QSPEs under SFAS No. 140. As a result, we include the SPEs in our Consolidated Financial Statements. The match funded advances are owned by the SPEs and are not available to satisfy general claims of our creditors. Conversely, the holders of the debt issued by the SPEs generally can look only to the assets of the issuer for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations of the issuer under the match funded facility that closed in April 2008. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period.

NOTE 8	MORTGAGE SERVICING RIGHTS

	Residential	Commercial	Total

Carrying value of MSRs:
Balance at December 31, 2007	$191,935	$5,360	$197,295
Purchases	3,640	—	3,640
Sales	—	(5,036)	(5,036)
Servicing transfers and adjustments	(3,500)	(50)	(3,550)
Amortization	(28,332)	(274)	(28,606)

Balance at June 30, 2008	$163,743	$—	$163,743

Estimated fair value of MSRs:
June 30, 2008	$217,459	$—	$217,459
December 31, 2007	$271,108	$5,781	$276,889

Unpaid principal balance of assets serviced:
June 30, 2008:
Servicing	$33,062,114	$—	$33,062,114
Subservicing (1)	12,605,953	1,379,206	13,985,159

	$45,668,067	$1,379,206	$47,047,273

December 31, 2007:
Servicing	$38,005,999	$2,385,343	$40,391,342
Subservicing (1)	15,539,986	2,764,634	18,304,620

	$53,545,985	$5,149,977	$58,695,962

(1) Unpaid principal balance (“UPB”) serviced under subservicing agreements includes $836,192 and $798,148 of foreclosed residential properties serviced for the United States Department of Veterans Affairs (“VA”) at June 30, 2008 and December 31, 2007, respectively.

          We service residential mortgage loans and real estate that we do not own under contractual servicing agreements. We generally obtain MSRs by purchasing them from the owners of the mortgages. We also enter into subservicing agreements with entities that own the servicing rights. Residential assets serviced consist almost entirely of mortgage loans, primarily subprime, but also include real estate. Assets serviced for others are excluded from our balance sheet. Custodial accounts, which hold funds representing collections of principal and interest that we have received from borrowers, are escrowed with an unaffiliated bank and excluded from our balance sheet. Custodial accounts amounted to $332,200 and $356,700 at June 30, 2008 and December 31, 2007, respectively. An agreement between the various parties to a mortgage securitization transaction typically specifies the rights and obligations of servicing rights which include guidelines and procedures for servicing the loans including remittance and reporting requirements, among other provisions.

          We estimate the fair value of our servicing rights by discounting the future underlying servicing cash flows. The more significant assumptions used in the June 30, 2008 valuation (depending on loan type) include long-term prepayment speeds ranging from 14% to 25% and delinquency rates ranging from 16% to 23%. Other assumptions include an interest rate of one-month LIBOR plus 300 basis points for computing the cost of servicing advances, an interest rate equal to the Federal Funds Rate for computing float earnings and a discount rate of 18%.

          As of June 30, 2008, MSRs with a carrying value of $159,701 had been pledged as collateral for borrowings under the senior secured credit agreement.

NOTE 9	INVESTMENT IN UNCONSOLIDATED ENTITIES

	June 30, 2008	December 31, 2007

Asset Management Vehicles:
Investment in OSI (1)	$34,961	$37,189
Investment in ONL and affiliates (2)	24,773	33,531

	59,734	70,720
Technology Products:
Investment in BMS Holdings (4)	—	5,666

Corporate Items and Other	80	79

	$59,814	$76,465

          Equity in earnings (losses) of unconsolidated entities was as follows for the periods ended June 30:

	Three months		Six months

	2008	2007	2008	2007

OSI (1) (3)	$(1,215)	$—	$(1,547)	$—
ONL and affiliates (2) (3)	112	—	(487)	—
BMS Holdings (4)	(13,552)	(421)	(5,666)	(178)

	$(14,655)	$(421)	$(7,700)	$(178)

(1) Our investment in OSI represents a 25% equity interest. OSI invests in the lower tranches and residuals of residential mortgage-backed securities, the related mortgage servicing rights and other similar assets. Under our agreement with the other investors in OSI, we have a remaining commitment, which expires on September 18, 2008, to invest up to $37,500 in OSI. There are no pending capital calls.

(2) Our investments in ONL, NPL and OREO represent 25% equity interests. ONL and NPL resolve non-performing loans purchased at a discount. OREO purchases real estate for sale, including real estate that ONL and NPL have obtained through foreclosure. During the first six months of 2008, we received distributions totaling $8,950 from ONL, NPL and OREO and invested an additional $1,250 in OREO. We have a remaining commitment, which expires on September 13, 2010, to invest up to $37,737 in ONL, NPL and OREO, collectively.

(3) OLS earns loan servicing and management fees from OSI and from ONL and affiliates. In determining the amount of consolidated equity in earnings to recognize, we add back our 25% share of the loan servicing and management fee expense recognized by OSI and ONL and affiliates. During the first six months of 2008, OLS earned $1,768 and $2,178 of loan servicing fees and management fees, respectively, from OSI and from ONL and affiliates. We have recognized 75% of the loan servicing and management fee revenue.

(4) Our investment in BMS Holdings represents an equity interest of approximately 46%. For the second quarter of 2008, total revenues of BMS Holdings were $11,540, operating income was $4,384 and net loss was $38,548. Second quarter results for BMS Holdings reflect $47,766 of net realized and unrealized losses on derivative financial instruments, $9,259 of unrealized losses on AAA-rated auction rate securities and $2,895 of amortization of intangible assets. For the first six months of 2008, BMS Holdings reported $24,394 of revenues, $9,814 of operating income and a net loss of $21,583. Results for the first six months of 2008 included net realized and unrealized gains on derivative financial instruments of $138, unrealized losses on AAA-rated auction rate securities of $21,501, and amortization of intangibles of $5,790. Our share of the losses of BMS Holdings for the second quarter of 2008 reduced our investment to zero. Because we are not required to advance funds to BMS Holdings to finance operations, and we are not a guarantor of any obligations of BMS Holdings, we suspended the application of the equity method of accounting for our investment in BMS during the second quarter of 2008 when our investment reached zero.

NOTE 10	OTHER ASSETS

          Other assets consisted of the following at the dates indicated:

	June 30, 2008	December 31, 2007

Debt service accounts (1)	$59,348	$77,819
Interest earning collateral deposits	14,059	8,947
Real estate	10,277	11,483
Deferred debt related costs, net	9,830	11,446
Prepaid expenses and other	7,819	9,091

	$101,333	$118,786

(1) Under four of our advance funding facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balance also includes amounts that have been set aside from the proceeds of our four match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. These funds are held in interest earning accounts.

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

					Balance Outstanding
				Unused Borrowing Capacity
Borrowing Type	Interest Rate (1)	Maturity	Amortization Date		June 30, 2008	December 31, 2007

Variable Funding Note Series 2007-1	Commercial paper rate + 200 basis points (2)	November 2013	November 2008	$64,673	$235,327	$218,590
Term Note Series 2004 -1	1-Month LIBOR + 50 basis points	October 2013	January 2008 (3)	—	—	100,000
Term Note Series 2005 -1	1-Month LIBOR + 40 basis points	March 2014	May 2008	—	38,138	75,000
Term Note Series 2006 -1	5.335%	November 2015 (4)	November 2009	—	165,000	165,000
Variable Funding Note (5)	Commercial paper rate + 150 basis points (5)	December 2013	December 2010	72,728	177,272	124,038
Variable Funding Note (6)	1-Month LIBOR + 500 basis points (6)	March 2011	March 2008 (6)	—	—	174,581
Advance Receivable Backed Notes	1-Month LIBOR + 200 basis points	February 2011 (7)	February 2009	67,017	132,983	139,752
Advance Receivable Backed Notes	1-Month LIBOR + 250 basis points	April 2009	April 2009	61,590	238,410	—

				266,008	987,130	996,961
Basis adjustment (4)				—	6,497	4,442

				$266,008	$993,627	$1,001,403

(1) 1-Month LIBOR was 2.46% and 4.60% at June 30, 2008 and December 31, 2007, respectively.

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

NOTE 12	LINES OF CREDIT AND OTHER SECURED BORROWINGS

          Secured lines of credit from various unaffiliated financial institutions are as follows:

					Balance Outstanding
				Unused Borrowing Capacity
Borrowings	Collateral	Interest Rate (1)	Maturity		June 30, 2008	December 31, 2007

Servicing:
Senior secured credit agreement (2)	MSRs, advances, receivables and mortgage loans	1-Month LIBOR +150 – 200 basis points (2)	August 2008 (2)	$68,187	$286,813	$260,976

Loans and Residuals:
Repurchase agreement	Loans held for resale or real estate	1-Month LIBOR + 800 basis points (3)	July 2008 (3)	3,135	18,765	46,173
Repurchase agreement (4)	Residual trading securities	1-Month LIBOR + 250 basis points	N/A	—	—	170
Repurchase agreement (4)	Residual trading securities	1-Month LIBOR +125 basis points	April 2036	—	—	129

				3,135	18,765	46,472

Mortgage Services:
Senior secured credit agreement (5)	Commercial MSRs and advances	Prime or prime + 37.5 basis points	August 2008	—	—	4,090

Financial Services:
Senior notes	Various	10.25%	January 2008	—	—	147

Corporate Items & Other:
Repurchase agreement (6)	Securities	5.12 – 5.40%(5)	N/A (5)	—	—	28,291

				$71,322	$305,578	$339,976

(1) 1-Month LIBOR was 2.46% and 4.60% at June 30, 2008 and December 31, 2007, respectively.

(2) The interest incurred on this facility is based on LIBOR plus 150 basis points to 200 basis points depending on the type of collateral pledged but may be reduced to as low as 1.50% to 2.00% to the extent that we have available balances on deposit with the lender. We expect to renew this agreement prior to its maturity on August 13, 2008 with a reduced borrowing capacity, lower advance rates and higher interest rates. We plan to transfer collateral to other advance facilities to align total collateral with the new capacity prior to the renewal and to make a deposit from our cash balance upon renewal to cover the reduction in the advance rate. This facility contains the option of an 18-month term note to finance MSRs with 15 days notice prior to expiration. We provided notice that we intend to exercise this option if a renewal is not executed.

(3) We renewed this agreement in June 2008 at which time the maximum borrowing capacity was reduced from $26,000 to $21,900 and the maturity was extended to July 31, 2008. The interest rate was increased from 1-Month LIBOR plus 450 basis points to 1-Month LIBOR plus 800 basis points. We renewed this agreement again on July 31, 2008, and the maturity was extended to September 5, 2008.

(4) This agreement has no stated credit limit. Lending is based on the acceptability of the securities presented as collateral.

(5) This facility was terminated in May 2008, when we sold the commercial MSRs that were pledged as collateral.

(6) Interest rates under this agreement are separately negotiated for each transaction. There is no stated credit limit or date of maturity under this agreement; however, each transaction matures and is renewed monthly. Lending is determined for each transaction based on the acceptability of the securities presented as collateral. We repaid this agreement in full in April 2008 when we sold the CMOs that were pledged as collateral.

NOTE 13	INVESTMENT LINE

          We utilize the Investment Line, a revolving demand note, to facilitate the generation of float earnings. Under this agreement, we borrow funds each month at a nominal interest rate and invest those funds in certain permitted investments. Funds provided by the Investment Line are available only for investment purposes and are not available for general operating purposes. The amount borrowed is based on projected average custodial balances for the month and, effective March 28, 2008, was limited to a maximum of $350,000. No actual custodial funds are invested, since we invest only the funds provided through the Investment Line. The custodial funds remain on deposit with the lender for the benefit of the securitization trusts.

          The terms of the Investment Line required that we sell the investments and repay the associated borrowings prior to the end of each quarter. As a result of failed auctions, we have been unable to fully liquidate our investment in AAA-rated auction rate securities. On March 28, 2008, we executed an amendment to the Investment Line that eliminated the requirement that borrowings be repaid at quarter end and increased the annual interest rate from 0.1% to 0.35%. As a result, we have recognized these securities and a corresponding liability on our balance sheet. Through June 30, 2008, we made payments totaling $68,209 that reduced the Investment Line obligation to $229,774. On June 30, 2008, we executed an extension of this agreement through July 13, 2008.

          On July 10, 2008, we executed another amendment to the Investment Line that created a new term note which is secured by our investment in the auction rate securities and bears interest at 0.35%.

          The new term note finances the auction rate securities at a rate of approximately 85% of face value at the time that the note was executed and matures on June 30, 2009. The maximum borrowing is reduced to 80% on September 30, 2008, 75% on December 31, 2008 and 70% on March 30, 2009. Under the new term note, we receive the interest on the auction rate securities while the proceeds from the redemption or sale of auction rate securities are applied to the outstanding balance. Previously, interest payments received on the auction rate securities were used to reduce the Investment Line balance. If the proceeds are below the then-effective maximum borrowing percentage, we are required to make up the shortfall. If the application of proceeds to the outstanding balance results in the total outstanding balance of this note falling below 70% of the face value of the auction rate securities held, we receive one-half of sales and redemptions and one-half are used to pay down the Investment Line. We intend to fund the reduction in the maximum borrowing rate using cash generated through the operations of our Servicing segment.

NOTE 14	SERVICER LIABILITIES

          Servicer liabilities represent amounts that we have collected, primarily from residential borrowers whose loans we service that will be deposited in custodial accounts, paid directly to an investment trust or refunded to borrowers. The following sets forth the components of servicer liabilities at the dates indicated:

	June 30, 2008	December 31, 2007

Borrower payments due to custodial accounts	$35,206	$120,507
Escrow payments due to custodial accounts	3,144	7,410
Partial payments and other unapplied balances	84,638	76,567

	$122,988	$204,484

NOTE 15	BASIC AND DILUTED EARNINGS PER SHARE

          Basic EPS excludes common stock equivalents and is calculated by dividing net income by the weighted average number of common shares outstanding during the period. We calculate diluted EPS by dividing net income, as adjusted to add back interest expense net of tax on the 3.25% Contingent Convertible Senior Unsecured Notes (“Convertible Notes”), by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and the Convertible Notes. The following is a reconciliation of the calculation of basic EPS to diluted EPS for the three and six months ended June 30:

	Three months		Six months

	2008	2007	2008	2007

Basic EPS:
Net income	$111	$27,191	$6,041	$39,571

Weighted average shares of common stock	62,682,783	62,638,926	62,625,378	62,911,082

Basic EPS	$0.00	$0.43	$0.10	$0.63

Diluted EPS:
Net income	$111	$27,191	$6,041	$39,571
Interest expense on Convertible Notes, net of income tax (1)	—	635	—	1,270

Adjusted net income	$111	$27,826	$6,041	$40,841

Weighted average shares of common stock	62,682,783	62,638,926	62,625,378	62,911,082
Effect of dilutive elements:
Convertible Notes (1)	—	7,962,205	—	7,962,205
Stock options (2)	199,972	976,070	202,695	982,507
Common stock awards	10,113	26,583	25,586	39,390

Dilutive weighted average shares of common stock	62,892,868	71,603,784	62,853,659	71,895,184

Diluted EPS	$0.00	$0.39	$0.10	$0.57

(1) The effect of our Convertible Notes on diluted EPS is computed using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, is added back to net income. Conversion of the Convertible Notes into shares of common stock has not been assumed for purposes of computing diluted EPS for the three and six month periods of 2008 because the effect would be anti-dilutive. The effect is anti-dilutive whenever interest expense on the Convertible Notes, net of income tax, per common share obtainable on conversion exceeds basic EPS.

(2) Excludes an average of 2,353,081 and 702,214 options that were anti-dilutive for the second quarter of 2008 and 2007, respectively, because their exercise price was greater than the average market price of our stock. Year to date, an average of 2,353,081 and 569,673 options were anti-dilutive for 2008 and 2007, respectively.

NOTE 16	DERIVATIVE FINANCIAL INSTRUMENTS

          The following table summarizes our use of derivative financial instruments during the six months ended June 30, 2008:

	Notional Amounts

	Interest Rate Caps	Interest Rate Swaps	Euro Currency Futures

Balance at December 31, 2007	$250,000	$165,000	$—
Additions	200,000	—	22,683
Maturities	—	—	(11,261)
Terminations	—	(165,000)	—

Balance at June 30, 2008	$450,000	$—	$11,422

Fair value at June 30, 2008	$1,326	$—	$(132)

Maturity	February 2011 & December 2013	—	September 2008

          In our Servicing segment, we have entered into interest rate swaps, under which we pay a floating rate and receive a fixed rate, and interest rate caps. In connection with our issuance of a match funded variable funding note in December 2007 with a variable rate of interest and a $250,000 maximum borrowing capacity, we entered into interest rate caps with a notional amount of $250,000 to hedge our exposure to rising interest rates. We designated this cap as a cash flow hedge but de-designated it as of March 31, 2008 because of ineffectiveness. As a result, we reclassified to earnings the unrealized loss of $239 included in other comprehensive income at December 31, 2007. In connection with our renewal and upsizing of a match funded variable funding note in February 2008 that carried a variable interest rate and a maximum borrowing capacity of $200,000, we entered into an interest rate cap with a notional amount of $200,000 to hedge our exposure to rising interest rates. We did not designate this cap as a hedge. In connection with our issuance of a $165,000 match funded term note in 2006 with a 5.335% fixed rate of interest, we entered into an interest rate swap position with a notional value of $165,000 to hedge our exposure to an increase in the fair value of the note due to declining interest rates. We designated this swap position as a fair value hedge and carried the note on the balance sheet at fair value. During the first quarter of 2008, we terminated this interest rate swap and began amortizing the basis adjustment on the note to earnings over the expected remaining term of the note.

           In June 2008, we entered into foreign currency futures contracts to hedge our net investment in BOK against adverse changes in the value of the Euro versus the U.S. Dollar. We designated these derivatives as a foreign-currency hedge. Net losses on these foreign currency futures were $169 for the three months ended June 30, 2008. These losses were included in the net change in unrealized foreign currency adjustment in accumulated other comprehensive income.

          Net realized and unrealized gains (losses) included in other income (expense), net related to derivative financial instruments were $636 and $(4,793) for the three months ended June 30, 2008 and 2007, respectively. Year to date, the net realized and unrealized gains (losses) were $3,258 and $(1,029) for 2008 and 2007, respectively. In addition, we recorded unrealized gains of $1,904 for the three months ended June 30, 2007 that represented fair value basis adjustments on the $165,000 fixed-rate match funded term note that we had designated as part of a fair value hedging relationship that was established using the interest rate swap that we eventually terminated in the first quarter of 2008. For the year to date periods, the portion of the unrealized gains (losses) attributed to these fair value basis adjustments were $(3,149) and $1,151 for 2008 and 2007, respectively.

NOTE 17	BUSINESS SEGMENT REPORTING

          Effective January 1, 2008, we realigned and expanded our business segments in conjunction with implementing our revised business strategy, which included managing the business through two distinct lines of business. Our previous segments, Residential Servicing, Ocwen Recovery Group and Residential Origination Services, were realigned into two lines of business, Ocwen Asset Management and Ocwen Solutions. Ocwen Asset Management includes our core residential servicing business, equity investments in asset management vehicles and our remaining investments in subprime loans and residual securities. Ocwen Solutions, our business process outsourcing operation, includes our residential fee-based loan processing businesses, all of our technology platforms, our unsecured collections business and our equity interest in BMS Holdings. We have realigned our internal planning and operating structure to give support and focus to these operations. Our business segments reflect the internal reporting that we have used to evaluate operating performance and to assess the allocation of our resources. Our segments are based upon our organizational structure which focuses primarily on the products and services offered by our segments.

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

Ocwen Solutions

•

Technology Products. This segment includes revenues from the licensing to others of our REAL suite of applications that support mortgage servicing and origination. These products include REALServicing™, REALResolution™, REALTransSM, REALSynergy™ and REALRemit™. This segment also earns fees from services that cover IT enablement, call center services and third-party applications. The results of our 46% equity investment in BMS Holdings, which provides technology-based case management solutions to trustees, law firms and debtor companies that administer cases in the federal bankruptcy system, is also included in this segment. The results of BMS Holdings were previously included in Corporate Items and Other. During the second quarter of 2008, Technology Products began charging Servicing and other segments for technology services according to a rate card instead of the cost-based method that was previously used. As a result, the revenues of Technology Products in the second quarter are approximately $3,600 greater than they would have been if the cost-based system had continued to be used. The increase in these revenues by segment was approximately $2,200 for Servicing, $200 for Mortgage Services, $1,000 for Financial Services and $200 for Corporate Items and Other.

•

Mortgage Services. This segment provides fee-based mortgage and default services including residential property valuation, mortgage due diligence, mortgage underwriting and insurance support. These fee-based businesses were previously included in the Residential Origination Services segment. This segment also includes international servicing for commercial loans which we conduct through GSS and which was previously included in Corporate Items and Other.

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

          Financial information for our segments is as follows:

	Ocwen Asset Management			Ocwen Solutions

	Servicing	Loans and Residuals	Asset Management Vehicles	Technology Products	Mortgage Services	Financial Services	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

Results of Operations
For the three months ended June 30, 2008:
Revenue (1)	$92,414	$—	$1,127	$14,188	$14,495	$19,030	$134	$(10,163)	$131,225
Operating expenses (1)(2)	42,508	3,092	1,156	9,799	10,945	21,128	3,344	(8,150)	83,822

Income (loss) from operations	49,906	(3,092)	(29)	4,389	3,550	(2,098)	(3,210)	(2,013)	47,403

Other income (expense), net:
Interest income	260	2,731	—	—	42	1	197	—	3,231
Interest expense	(18,834)	(423)	—	(154)	(57)	(491)	(283)	—	(20,242)
Other (1)	745	(4,642)	(1,479)	(15,267)	471	(4)	(4,793)	2,013	(22,956)

Other income (expense), net	(17,829)	(2,334)	(1,479)	(15,421)	456	(494)	(4,879)	2,013	(39,967)

Income (loss) from continuing operations before income taxes	$32,077	$(5,426)	$(1,508)	$(11,032)	$4,006	$(2,592)	$(8,089)	$—	$7,436

For the three months ended June 30, 2007:
Revenue (1)	$87,607	$302	$—	$10,083	$17,151	$6,343	$10	$(4,570)	$116,926
Operating expenses (1)(2)	59,264	3,669	87	7,572	14,807	7,419	607	(4,200)	89,225

Income (loss) from operations	28,343	(3,367)	(87)	2,511	2,344	(1,076)	(597)	(370)	27,701

Other income (expense), net:
Interest income	311	5,987	—	—	20	—	2,917	—	9,235
Interest expense	(11,968)	(1,659)	—	(145)	(192)	(179)	(1,079)	—	(15,222)
Other (1)	(3,007)	24,406	—	(730)	(126)	38	(471)	370	20,480

Other income (expense), net	(14,664)	28,734	—	(875)	(298)	(141)	1,367	370	14,493

Income (loss) from continuing operations before income taxes	$13,679	$25,367	$(87)	$1,636	$2,046	$(1,217)	$770	$—	$42,194

For the six months ended June 30, 2008:
Revenue (1)	$178,926	$—	$2,178	$25,415	$31,249	$38,529	$142	$(16,963)	$259,476
Operating expenses (1)(2) (3)	84,312	7,454	2,013	18,681	24,463	40,139	11,979	(13,680)	175,361

Income (loss) from operations	94,614	(7,454)	165	6,734	6,786	(1,610)	(11,837)	(3,283)	84,115

Other income (expense), net:
Interest income	659	6,386	—	—	82	14	903	—	8,044
Interest expense	(41,839)	(1,279)	—	(318)	(179)	(983)	(682)	—	(45,280)
Other (1)	219	(6,715)	(3,286)	(7,836)	464	7	(16,131)	3,283	(29,995)

Other income (expense), net	(40,961)	(1,608)	(3,286)	(8,154)	367	(962)	(15,910)	3,283	(67,231)

Income (loss) from continuing operations before income taxes	$53,653	$(9,062)	$(3,121)	$(1,420)	$7,153	$(2,572)	$(27,747)	$—	$16,884

For the six months ended June 30, 2007:
Revenue (1)	$179,204	$346	$—	$19,180	$33,482	$8,130	$785	$(9,218)	$231,909
Operating expenses (1)(2)	121,770	6,540	160	14,912	29,001	9,466	2,865	(8,934)	175,780

Income (loss) from operations	57,434	(6,194)	(160)	4,268	4,481	(1,336)	(2,080)	(284)	56,129

Other income (expense), net:
Interest income	488	13,070	—	—	41	—	5,602	—	19,201
Interest expense	(23,298)	(3,720)	—	(269)	(231)	(181)	(2,551)	—	(30,250)
Other (1)	(2,028)	19,538	—	(398)	(158)	41	(1,021)	284	16,258

Other income (expense), net	(24,838)	28,888	—	(667)	(348)	(140)	2,030	284	5,209

Income (loss) from continuing operations before income taxes	$32,596	$22,694	$(160)	$3,601	$4,133	$(1,476)	$(50)	$—	$61,338

Total Assets
June 30, 2008	$1,600,261	$82,389	$60,967	$11,420	$5,127	$65,842	$666,998	$(6,796)	$2,486,208

December 31, 2007	$1,708,504	$102,398	$74,242	$20,328	$24,149	$66,142	$407,901	$(8,968)	$2,394,696

June 30, 2007	$1,222,610	$145,194	$25,000	$14,744	$14,859	$63,943	$635,050	$(8,789)	$2,112,611

(1) Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered. Intersegment billings are as follows:

	Servicing	Asset Management Vehicles	Technology Products	Mortgage Services	Corporate Items and Other	Business Segments Consolidated

For the three months ended June 30, 2008	$2,044	$174	$9,802	$6	$—	$12,026
For the three months ended June 30, 2007	$902	$—	$4,684	$—	$40	$5,626
For the six months ended June 30, 2008	$3,375	$545	$15,915	$27	$—	$19,862
For the six months ended June 30, 2007	$1,549	$—	$9,387	$133	$—	$11,069

(2) Depreciation and amortization expense are as follows:

	Servicing	Loans and Residuals	Technology Products	Mortgage Services	Financial Services	Corporate Items and Other	Business Segments Consolidated

For the three months ended June 30, 2008:
Depreciation expense	$13	$—	$2,048	$14	$(32)	$369	$2,412
Amortization of MSRs	14,529	—	—	63	—	—	14,592
Amortization of intangibles	—	—	—	—	629	—	629

For the three months ended June 30, 2007:
Depreciation expense	$24	$2	$1,511	$94	$129	$436	$2,196
Amortization of MSRs	27,336	—	—	215	—	—	27,551
Amortization of intangibles	—	—	—	—	—	—	—

For the six months ended June 30, 2008:
Depreciation expense	$26	$2	$3,555	$51	$214	$1,045	$4,893
Amortization of MSRs	28,332	—	—	274	—	—	28,606
Amortization of intangibles	—	—	—	—	1,295	—	1,295

For the six months ended June 30, 2007:
Depreciation expense	$51	$7	$2,894	$187	$146	$865	$4,150
Amortization of MSRs	59,390	—	—	398	—	—	59,788
Amortization of intangibles	—	—	—	—	—	—	—

(3) Corporate Items and Other operating expenses for 2008 include $9,532 of due diligence and other costs recognized in the first quarter related to the “going private” proposal terminated in March 2008, by mutual agreement of the parties.

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

          On April 13, 2004, the United States Judicial Panel on Multi-district Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs’ mortgage loans into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the “MDL Proceeding”). Currently, there are approximately 63 lawsuits against the Bank and/or OCN consolidated in the MDL Proceeding involving 91 mortgage loans that we currently service or previously serviced. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. On May 19, 2006, plaintiffs filed an Amended Consolidated Class Action Complaint (“Amended Complaint”) containing various claims under federal statutes, including the Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act and bankruptcy laws, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees, property inspection fees and bankruptcy-related fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Amended Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave to amend further their pleadings or otherwise seek damages should the matter proceed to trial. On April 25, 2005, the trial court entered an Opinion and Order granting the Bank partial summary judgment finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees, foreclosure-related fees and other legitimate default-related fees. The trial court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs’ claims challenge the propriety of the above-mentioned fees. On May 16, 2006, after having denied a motion to dismiss based on federal preemption, the trial court granted our motion to take an interlocutory appeal on the issue. On July 29, 2006, the United States Court of Appeals for the Seventh Circuit granted our request to hear the appeal. On June 22, 2007, the Seventh Circuit issued its opinion holding that many of the claims were preempted or failed to satisfy the pleading requirements of the applicable rules of procedure and directing the trial judge to seek clarification from the plaintiffs regarding various aspects of the Amended Complaint so as to properly determine which particular claims are to be dismissed. On September 24, 2007, plaintiffs filed their Second Amended Complaint, which contains servicing practices allegations similar to those set forth in the prior version of their Complaint. On November 13, 2007, we filed a motion to dismiss the Second Amended Consolidated Class Action Complaint on the grounds that the claims are preempted and are deficient as a matter of law. On March 17, 2008, upon the parties’ stipulation, the trial court entered an order permitting Ocwen to withdraw its motion to dismiss without prejudice to facilitate settlement discussions, which are ongoing. We believe the allegations in the MDL Proceeding are without merit and, if an acceptable settlement is not reached, will continue to vigorously defend against them.

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

          On September 13, 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc. (“ABFS”) brought an action against multiple defendants, including OLS, in Bankruptcy Court in Delaware. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by OLS of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. OLS brought a separate action against the Trustee, in his representative capacity, seeking damages of approximately $2,500 arising out of the ABFS MSRs purchase transaction. OLS’ separate action against the Trustee was dismissed by agreement without prejudice with the right to replead such claims as counterclaims in the Trustee’s action or otherwise as a separate action should the Trustee’s action be dismissed. By opinion dated February 13, 2007, the Court granted OLS’ motion to dismiss some claims but refused to dismiss others. The Court allowed the Trustee leave to file an Amended Complaint, which the Trustee filed on March 13, 2007. The Amended Complaint sets forth claims against all of the original defendants and as against OLS alleges turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. On March 20, 2008, the Court denied OLS’ motion to dismiss. On April 28, 2008, OLS answered the Amended Complaint denying all charges and filed a Counterclaim for breach of contract, fraud, negligent misrepresentation and indemnification in connection with the MSR purchase transaction. Discovery is in progress. We believe that the Trustee’s allegations against OLS are without merit and intend to continue to vigorously defend against this matter.

          OCN is subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings and those noted above will not have a material effect on our financial condition, results of operations or cash flows.

Tax matters

          On December 28, 2006, the India tax authorities issued an income tax assessment order (the “Order”) with respect to IT Enabled services performed for OCN by its wholly-owned Indian subsidiary, OFSPL. The Order relates to the assessment year 2004-05 and determined that the percent mark-up on operating costs with respect to the IT enabled and software development services that OFSPL provided to OCN was insufficient. The proposed adjustment would impose upon OFSPL additional tax of INR 45,290 ($1,054) and interest of INR 14,922 ($347) for the Assessment Year 2004-05. In accordance with standard Indian procedures, penalties may also be assessed in the future in connection with the assessment.

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

          On July 14, 2008, the Compensation Committee of OCN’s Board of Directors approved an equity incentive program pursuant to which eight members of the company’s senior management team were granted options to purchase a total of 6,840,000 shares of OCN’s common stock under the 2007 Equity Incentive Plan. Of the 6,840,000 shares granted, the grant of 310,000 shares to one member of senior management is contingent upon the occurrence of certain corporate events.

          The options have an exercise price of $8.00 per share, which is approximately 40% higher than the closing price of OCN’s stock on the day of the Compensation Committee’s approval. The vesting schedule for the options has a time-based component, in which 25% of the options vest in equal increments over four years, and a market-based component, in which up to 75% of the options could vest in equal increments over four years commencing upon the achievement of certain performance criteria related to OCN’s annualized rate of return to investors and stock price. Two-thirds of the market-based options would begin to vest over four years if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third of the market-based options would begin to vest over four years if the stock price realizes a 25% gain, so long as it is at least triple the exercise price.

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

EXECUTIVE SUMMARY

Strategic Goals and Initiatives

          Ocwen Financial Corporation is a business process outsourcing provider to the financial services industry, specializing in loan servicing, mortgage fulfillment and receivables management services. Our primary goal is to make our client’s loans worth more by leveraging our superior processes, innovative technology and high quality, cost effective global human resources. In this regard, Moody’s Investors Services, Inc. (“Moody’s”) has rated us as “SQ2-” (Above Average), Standard & Poor’s Rating Services has rated us “Strong” and Fitch Ratings has rated us “RPS2.” In a recent comparison by Moody’s of servicer performance in servicing non-performing loans, Moody’s determined that we had a “cure and cash flowing rate” that exceeded the average rate for Moody’s highest-rated servicers as a group. Our high cure rate demonstrates that we are among the leaders in our industry in realizing loan values for investors.

          Effective January 1, 2008, we realigned our business segments in conjunction with implementing our revised business strategy. Our current business segments, aligned within our two lines of business, are as follows:

Ocwen Asset Management	Ocwen Solutions

Servicing	Technology Products
Loans and Residuals	Mortgage Services
Asset Management Vehicles	Financial Services

          In addition to our core residential servicing business, Ocwen Asset Management or “OAM” includes our equity investments in asset management vehicles and our remaining investments in subprime loans and residual securities. Asset management vehicles were previously included in the former Residential Servicing segment. Subprime loans and residuals were components of the former Residential Origination Services segment. Although there currently are few newly originated servicing pools in the marketplace, we expect to grow our loan servicing business over time by purchasing the right to service carefully selected seasoned portfolios. We are also actively pursuing acquisitions of loan servicing portfolios that we may acquire through the development of new asset management vehicles. In comparison to data provided by a third party industry valuation expert, our cost to service non-performing loans is less than half the industry average.

          In addition to our unsecured collections business, Ocwen Solutions or “OS” includes our residential fee-based loan processing businesses, all of our technology platforms and our equity interest in BMS Holdings. These fee-based businesses were previously part of the Residential Origination Services segment, and the results of BMS Holdings were included in Corporate Items and Other. OS can best be described as a “knowledge process outsourcer.” Our competitive advantage, which is similar to that of our Servicing business, is our ability to migrate high value, knowledge-based job functions to low cost global platforms while utilizing artificial intelligence, scripting engines, decisioning models and workflow management to improve quality through the elimination of variability.

Results of Operations

          Overall, our financial results reveal a trend line of sequential and year over year revenue growth which combines with stable operating expenses to result in rapidly growing income from operations. That solid, operational improvement has been tempered by increased financing costs related to financing our servicing advance receivables relative to the prior year. However, financing costs have declined in the second quarter of 2008 as compared to the first quarter. We believe that we will continue to grow our core lines of business from both a revenue and an operating income perspective. Finally, our results include losses on trading securities and loans held for resale as we mark our vestigial loan and residual assets to “exit value” and as we record unrealized losses on our AAA-rated auction rate securities to reflect liquidity risk. We believe that it is likely that the auction rate securities markets will resolve favorably due to the strength of the underlying assets and because of the potential for government or financial industry action to restore liquidity to this market. We expect that losses on loans held for resale and residual securities will slow as pricing and economic value stabilize close to the level now seen in the marketplace.

          Operating income for the second quarter of 2008 was $47,403, a $19,702, or 71%, improvement over the second quarter of 2007 as a result of a 12% increase in revenues and a 6% decline in operating expenses. Pre-tax income before discontinued operations for the second quarter of 2008 of $7,436 represents a decline of $34,758, or 82%, as compared to the second quarter of 2007. This decline is due to realized and unrealized losses on auction rate securities of $7,430, a $3,152 decrease in interest income on subprime loans and residual securities, a $6,228 increase in interest expense on match funded servicing advances and a $13,131 increase in our share the losses of BMS Holdings. In addition, the results for the second quarter of 2007 include a gain of $25,587 on the sale of the UK residuals. Net income was $111 for the second quarter of 2008, a $27,080 decline as compared to the second quarter of 2007. Losses of our discontinued German bank, BOK, were $4,938 higher in the second quarter of 2008 as compared to 2007 as a result of $4,980 of impairment charges on intangible assets and write-downs of receivables and other assets.

          In Servicing, our largest and most profitable segment, we see stabilizing delinquencies and reductions in advances receivable due to declining UPB serviced aided by our success in stabilizing the delinquency rate of the loans that we service for others. Management initiatives that are designed to maximize the return to the loan investors resulted in increased loan modifications and faster sales of foreclosed real estate and were the primary factor in stabilizing delinquencies. Delinquent loans decreased during the second quarter and the UPB of non-performing loans as a percentage of the portfolio serviced remained unchanged as compared to an increase of 2 percentage points during the first quarter of 2008. Servicing advances declined by $90,931, or 6%, during the second quarter of 2008 as compared to 2% growth during the first quarter of 2008. Many other key measures of our Servicing business also indicate improving trends. Servicing and subservicing fees increased by 4% in the second quarter of 2008 as compared to the first quarter of 2008. These fees had increased by 3% in the first quarter of 2008 as compared to the fourth quarter of 2007. In addition, interest expense on borrowings of the Servicing segment for the second quarter of 2008 decreased by 19% as compared to the first quarter of 2008, while interest expense for the first quarter of 2008 increased by 5% as compared to the fourth quarter of 2007. Prepayment speeds averaged 26% in the second quarter of 2008 as compared to 23% in the second quarter of 2007. For the first six months of 2008, average prepayment speeds were 25% as compared to 24% for the same period of 2007. Prepayment speed increased from 23% in the first quarter of 2008 to 26% in the second quarter of 2008 due to a larger number of real estate sales. Such involuntary liquidations now account for approximately 70% of prepayments as compared to approximately 30% in the second quarter of 2007. We expect prepayment speed to decline in the future as the number of loans in foreclosure and properties awaiting liquidation decrease. Another factor expected to contribute to a decline is an increase in the fixed rate portion of our loan portfolio, as ARM loans continue to prepay at a faster rate and become a smaller portion of total loans.

          The following table summarizes our consolidated operating results for the periods ended June 30, 2008 and 2007. Refer to the Segments section for a more complete discussion of operating results by line of business.

	Three months			Six months

	2008	2007	% Change	2008	2007	% Change

Consolidated:
Revenue	$131,225	$116,926	12	$259,476	$231,909	12
Operating expenses	83,822	89,225	(6)	175,361	175,780	—

Income from operations	47,403	27,701	71	84,115	56,129	50
Other income (expense), net	(39,967)	14,493	(376)	(67,231)	5,209	(1,391)

Income from continuing operations before taxes	7,436	42,194	(82)	16,884	61,338	(72)
Income tax expense	2,143	14,759	(85)	5,457	21,333	(74)

Income from continuing operations	5,293	27,435	(81)	11,427	40,205	(72)
Loss from discontinued operations, net of taxes	(5,182)	(244)	2,024	(5,386)	(634)	750

Net income	$111	$27,191	(99)	$6,041	$39,571	(85)

Segment income (loss) from continuing operations before taxes:
Servicing	$32,077	$13,679	134	$53,653	$32,596	65
Loans and Residuals	(5,426)	25,367	(121)	(9,062)	22,694	(140)
Asset Management Vehicles	(1,508)	(87)	1,633	(3,121)	(160)	1,851
Technology Products	(11,032)	1,636	(774)	(1,420)	3,601	(139)
Mortgage Services	4,006	2,046	96	7,153	4,133	73
Financial Services	(2,592)	(1,217)	113	(2,572)	(1,476)	74
Corporate Items and Other	(8,089)	770	(1,151)	(27,747)	(50)	55,394

	$7,436	$42,194	(82)	$16,884	$61,338	(72)

          Servicing continues to be our most profitable segment, despite absorbing the negative impact of higher delinquencies, lower float balances and increased interest expense that was driven by our need to finance higher servicing advance balances. Lower amortization of MSRs due to declines in both projected prepayment speeds and the average balance of MSRs offset these negative effects. We expect delinquencies to remain flat, which will lead to further reductions in advances as our seasoned portfolio matures. The 2008 results for Loans and Residuals were impacted by lower interest income attributed to reduced balances of loans held for resale and subordinates and residuals. The 2007 results for Loans and Residuals include a gain on the sale of the UK residuals in the second quarter. The 2008 results for Asset Management Vehicles primarily reflect our 25% share of the net losses incurred by OSI and ONL and affiliates, largely resulting from charges to reduce loans, real estate and residual securities to their fair values. The 2008 results for Technology Products include our 46% share of the losses of BMS Holdings in the second quarter that reflect unrealized losses on auction rate securities and derivative financial instruments. The results for Financial Services include the operations of NCI, which we acquired on June 6, 2007. Corporate Items and Other results for 2008 include unrealized losses on auction rate securities in both the first and second quarters, a gain on the repurchase of debt securities in the second quarter and expenses related to the “going private” transaction in the first quarter.

          Total revenues increased by $14,299, or 12%, in the second quarter of 2008 as compared to the second quarter of 2007 principally because of the acquisition of NCI which added $13,093 more revenue to the Financial Services segment in the second quarter of 2008 than in 2007. Revenue of the Servicing segment increased by $4,807, or 5%, in the second quarter of 2008 primarily due to a $6,906 increase in commissions from sales of foreclosed real estate and a $4,938 increase in late charges, offset partly by a $4,720 decline in float earnings and a $1,410 decline in servicing fees. Late charges, which are not recognized as revenue until collected, are higher largely because of an increase in collections related to delinquent loans and as a result of the increase in loan modifications. Float earnings declined because of lower interest rates and lower average float balances because of higher delinquencies and a smaller servicing portfolio. Lower servicing fees on a smaller portfolio were partly offset by an increase in collections of servicing fees related to delinquent loans as a result of the increase in real estate sales and loan modifications. Delinquencies affect the timing of servicing fee recognition because we generally do not earn the fees until the payments are collected.

          Total operating expenses were $5,403, or 6%, lower in the second quarter of 2008 as compared to the second quarter of 2007. Operating expenses of the Servicing segment declined by $16,756, or 28%, primarily due to a $12,807 decline in the amortization of MSRs. Slower projected prepayment speeds have reduced the rate of MSR amortization as we expect to earn the servicing income over a longer period of time. In addition, the average balance of our investment in MSRs has declined in 2008 as a result of fewer acquisitions. Financial Services segment operating expenses increased by $13,709 largely because of the acquisition of NCI which added $13,902 more operating expenses to this segment in the second quarter of 2008 than in the second quarter of 2007.

          Income from operations for the second quarter of 2008 improved by $19,702, or 71%, as compared to the second quarter of 2007, including a $21,563, or 76%, improvement by Servicing.

          Other income (expense), net for the second quarter of 2008 and 2007 was $(39,967) and $14,493, respectively, an unfavorable variance of $54,460. This is the result of several significant factors:

•

In the Servicing segment, interest expense in the second quarter of 2008 was $6,866 higher as a result of growth in the average balance of servicing advances and higher facility fees charged by lenders. This increase was partly offset by an improvement in the results from derivative financial instruments due to the closing of an interest rate swap position in the second quarter of 2007.

•

In the Loans and Residuals segment, our sale of the UK residuals in the second quarter of 2007 generated a gain of $25,587. In addition, we recognized interest income on the UK residuals of $1,716 in the second quarter of 2007.

•

In the Technology Products segment, our share of the losses of BMS Holdings was $13,131 higher in the second quarter of 2008 as a result of significant unrealized losses on derivative financial instruments and auction rate securities. The derivatives at BMS are intended to hedge against the effects of a decline in interest rates on BMS’ revenue earned through its deposit referral relationship.

•

In Corporate Items and Other, we recorded an unrealized loss of $6,768 on AAA-rated auction rate securities in the second quarter of 2008, reflecting continued illiquidity in the auction rate securities market. In addition, interest income was $2,720 lower in the second quarter of 2008 on reduced balances of short-term investment grade securities. These unfavorable variances were partly offset by a gain of $3,595 on our repurchase of $14,545 of the 3.25% Contingent Convertible Senior Unsecured Notes during the second quarter of 2008.

Changes in Financial Condition

          Total assets grew by $91,512, or 4%, in the first six months of 2008. This increase was primarily due to a $218,550 increase in trading securities and a $34,592 increase in cash partly offset by declines in all other asset categories, including a $60,788 decline in advances and match funded advances, a $33,552 decline in mortgage servicing rights, a $16,651 decline in our investment in unconsolidated entities and a $15,677 decline in loans held for resale. The increase in trading securities is primarily due to our investment in AAA-rated auction rate securities, which had a fair value of $254,745 at June 30, 2008. This increase in auction rate securities was partially offset by the sale of our remaining investment in CMOs which had a book value of $33,171 at December 31, 2007. Servicing advances have declined in 2008 due to declining UPB serviced aided by the success of management initiatives such as increased loan modification and faster sales of foreclosed real estate that resulted in a stabilization of loan delinquencies. Although the rate of amortization has slowed, residential MSRs declined because the relatively small additions to our residential servicing portfolio during the first quarter of 2008 were offset by transfers out in the second quarter of 2008. We sold our commercial MSRs, which had a carrying value of $5,360 at December 31, 2007, during the second quarter of 2008. The decline in our investment in unconsolidated entities was primarily due to $8,950 of distributions received from ONL and affiliates and $5,666 of equity in losses in BMS Holdings that reduced our investment to zero. The decline in loans held for resale was due to foreclosures, charge-offs, payoffs and an increase in the fair value allowance as a result of declining values.

          Total liabilities increased by $82,798, or 5%, in the first six months of 2008. This increase was largely the result of an Investment Line balance of $229,774 related to auction rate securities offset by declines in all other liability categories. These declines included an $81,496 decrease in servicer liabilities and a $34,398 decrease in amounts due under lines of credit and other secured borrowings. Servicer liabilities declined largely because of a decrease in the amount of borrower payments that have not yet been remitted to custodial accounts. The decline in borrower payments is the result of lower UPB serviced and the timing of collections within the month. Lines of credit and other secured borrowings declined principally because of a decline in borrowings under repurchase agreements partially offset by increased utilization of the available borrowing capacity under the senior secured credit agreement in order to fund servicing advances. Borrowings under repurchase agreements declined as a result of our sale of the CMOs, our sale of the commercial MSRs and a decline in the value of pledged loan collateral.

          At June 30, 2008, we had $594,567 of stockholders’ equity, an increase of $8,421 over December 31, 2007 that was primarily due to net income of $6,041 for the first six months of 2008 and the expiration of stock-based incentive compensation awards.

Liquidity

          Cash totaled $148,835 at June 30, 2008, a $34,592 increase as compared to December 31, 2007 due to retaining profits earned in the first half of 2008 coupled with limited acquisitions of mortgage servicing rights. Collections on residential loans serviced for others were $6,039,951 in the first six months of 2008, down 32% from the $8,853,421 that we collected in the first six months of 2007. Collections for the second quarter of 2008 were $2,967,140, down 3% from the $3,072,811 that we collected in the first quarter of 2008. Servicer liabilities, which represent cash collected from borrowers but not yet remitted to securitization trusts, declined by $81,496 from December 31, 2007 to June 30, 2008. After increasing by $30,489 in the first quarter of 2008, total advances decreased by $91,277 in the second quarter of 2008 for a net decrease of $60,788, or 4%, since December 31, 2007. This is a significant improvement when compared to the $281,885, or 25%, increase during the fourth quarter of 2007. The improvement in second quarter advances is attributable to the stabilization of the delinquency rate which allowed advances to track the decline in UPB serviced during this period. Management initiatives to maximize the return to loan investors, such as loan modifications and faster real estate sales, are the main factor helping delinquencies to stabilize. During the first six months of 2008, we modified 28,225 delinquent loans and made 12,645 sales of foreclosed real estate.

          Our borrowings as of June 30, 2008 include $229,774 borrowed under the Investment Line. Prior to the Investment Line maturing on June 30, 2008, we executed an extension on June 28, 2008, followed shortly by an amendment on July 10, 2008. This amendment modified the revolving demand note that facilitates our investment of float balances and created a new term note to finance the AAA-rated auction rate securities. The term note matures on June 30, 2009. Maximum borrowing under the new term note is limited to 85% of the face amount of the auction rate securities, and this limit declines to 80% in September 2008, to 75% in December 2008 and to 70% in March 2009. Under this note, we receive the interest on our investment in auction rate securities but the proceeds from the redemption or sale of the auction rate securities are applied to the outstanding balance of the term note. If the proceeds are below the then-effective maximum borrowing percentage, we are required to deposit cash to make up the shortfall. If the application of proceeds results in the total balance of the term note falling below 70% of the face value of the auction rate securities, we receive one-half of sales or redemptions and one-half are used to pay down the Investment Line. We intend to fund the reduction in the maximum borrowing rate using cash generated through the operations of our Servicing segment.

          We were required to pay down $14,147 of Investment Line principal on March 31, 2008. During the second quarter of 2008, we made additional payments of principal totaling $54,062. This amount includes proceeds of $1,600 from the redemption of certain securities and $24,588 from sales of securities. We also made payments of $27,111, and the lender applied $763 of interest income from our investment in auction rate securities against the balance outstanding.

          Excluding borrowings under the Investment Line, our borrowings have decreased by $56,719 since December 31, 2007. This decline reflects a reduction in borrowings by the Loans and Residuals segment, the Mortgage Services segment and Corporate Items and Other of $27,707, $4,090 and $42,836, respectively. The decline in borrowings of the Loans and Residuals segment is the result of both a decrease in the funding available from the lenders and a decline in the balance of the loans pledged as collateral. Mortgage Services borrowings declined as a result of our sale of the commercial MSRs, and Corporate Items and Other borrowings declined as a result of our sale of the remaining CMOs. These reductions in borrowings were partly offset by an $18,061 increase in borrowings related to our Servicing segment, of which $16,534 resulted from increased borrowings on our advance facilities.

          Excluding the Investment Line, our total maximum borrowing capacity was $1,630,038 as of June 30, 2008, a decrease of $15,980 as compared to December 31, 2007. This decrease is primarily due to a $28,100 decline in borrowing capacity of the Loans and Residuals segment and an $11,018 decline in the Mortgage Services segment offset by a $23,138 increase in borrowing capacity of the Servicing segment. The increase in Servicing borrowing capacity is primarily the result of our closing on a new $300,000 match funded facility in April 2008 and an increase in the borrowing capacity under another match funded facility from $140,000 to $200,000 upon its renewal in February 2008. These increases were offset by the payoff of a $100,000 term note under one match funded facility and the $200,000 variable funding note under another match funded facility that entered their amortization periods during the first quarter of 2008. In addition, we repaid $36,862 of a $75,000 term note that had entered its amortization period in May 2008. When these notes enter their amortization periods, no additional borrowing was available even though the balance outstanding is less than the maximum borrowing capacity under the notes. However, additional borrowing capacity is available through other notes that are secured by the same collateral pools.

          At June 30, 2008, excluding the Investment Line, $337,330 of our total maximum borrowing capacity remained unused, including $334,195 attributed to the Servicing business. Of the unused borrowing capacity, none was readily available because, with the recent decreases in advances and MSRs, we had no additional assets to pledge as collateral to secure additional borrowings under our facilities.

          Financing costs have come down from the historic highs in the latter part of 2007 that were driven largely by the increase in advance borrowings. Declining advances and lower interest rates in the first half of 2008 have offset higher interest rate spreads and allowed interest expense to return to historic pre-2005 levels.

Outlook

          For the remainder of 2008, we expect to make only selective additions to our servicing portfolio; and therefore, revenues may decline as a result of the net runoff of the portfolio. Delinquency rates stabilized in the second quarter of 2008, resulting in declining advances. We expect the rate of delinquencies to remain stable and advances to continue to decline for the remainder of 2008. The decline in float balances has also slowed as compared to the declines experienced in 2007. We expect current float balances to remain constant relative to UPB levels.

SEGMENTS

          The following section provides a discussion of changes in the financial condition of our business segments during the six months ended June 30, 2008 and a discussion of the results of continuing operations of our business segments for the three and six-month periods ended June 30, 2008 and 2007.

          The following table presents assets and liabilities of each of our business segments at June 30, 2008:

	Ocwen Asset Management			Ocwen Solutions

June 30, 2008	Servicing	Loans and Residuals	Asset Management Vehicles	Technology Products	Mortgage Services	Financial Services	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

Assets
Cash	$21	$141	$—	$—	$1,225	$—	$147,448	$—	$148,835
Cash held for clients	—	—	—	—	—	405	—	(405)	—
Trading securities:
AAA-rated auction rate	—	—	—	—	—	—	254,745	—	254,745
Other investment grade	—	—	—	—	—	—	1,183	—	1,183
Subordinates and residuals	—	4,653	—	—	—	—	207	—	4,860
Loans held for resale	—	59,563	—	—	—	—	—	—	59,563
Advances	255,315	6,549	—	—	—	—	91	—	261,955
Match funded advances	1,096,241	—	—	—	—	—	—	—	1,096,241
Mortgage servicing rights	163,743	—	—	—	—	—	—	—	163,743
Receivables	18,127	1,838	1,233	4,090	3,680	8,016	43,043	(9,315)	70,712
Deferred tax asset, net	—	—	—	—	—	—	177,757	—	177,757
Goodwill and intangibles	—	—	—	1,618	—	51,287	—	—	52,905
Premises and equipment	83	10	—	5,006	62	4,261	23,140	—	32,562
Investment in unconsolidated entities	—	—	59,734	—	—	—	80	—	59,814
Other assets	66,731	9,635	—	706	160	1,873	19,304	2,924	101,333

Total assets	$1,600,261	$82,389	$60,967	$11,420	$5,127	$65,842	$666,998	$(6,796)	$2,486,208

Liabilities
Match funded liabilities	$993,627	$—	$—	$—	$—	$—	$—	$—	$993,627
Lines of credit and other secured borrowings	286,813	18,765	—	—	—	—	2,385	(2,385)	305,578
Investment line	—	—	—	—	—	—	229,774	—	229,774
Servicer liabilities	122,884	—	—	—	—	—	104	—	122,988
Cash due to clients	—	—	—	—	—	405	—	(405)	—
Debt securities	—	—	—	—	—	—	135,734	—	135,734
Other liabilities	26,182	1,557	25	2,842	2,378	7,081	65,505	(3,902)	101,668

Total liabilities	$1,429,506	$20,322	$25	$2,842	$2,378	$7,486	$433,502	$(6,692)	$1,889,369

          The following table presents the pre-tax statements of continuing operations for each of our business segments for the six months ended June 30, 2008:

	Ocwen Asset Management			Ocwen Solutions

Six months ended June 30, 2008	Servicing	Loans and Residuals	Asset Management Vehicles	Technology Products	Mortgage Services	Financial Services	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

Revenue
Servicing and subservicing fees	$163,929	$—	$—	$—	$2,528	$33,246	$4	$(805)	$198,902
Process management fees	14,997	—	—	5,584	28,476	5,283	1	—	54,341
Other revenues	—	—	2,178	19,831	245	—	137	(16,158)	6,233

Total revenue	178,926	—	2,178	25,415	31,249	38,529	142	(16,963)	259,476

Operating expenses
Compensation and benefits	20,694	11	1,552	5,413	5,636	20,090	8,126	—	61,522
Amortization of servicing rights	28,332	—	—	—	274	—	—	—	28,606
Servicing and origination	6,668	76	—	—	13,414	5,889	2	—	26,049
Technology and communications	5,762	101	159	10,055	2,055	4,943	1,707	(13,091)	11,691
Professional services	5,401	95	94	69	525	1,655	13,471	(225)	21,085
Occupancy and equipment	6,460	122	51	1,333	554	2,243	1,577	—	12,340
Other operating expenses	10,995	7,049	157	1,811	2,005	5,319	(12,904)	(364)	14,068

Total operating expenses	84,312	7,454	2,013	18,681	24,463	40,139	11,979	(13,680)	175,361

Income (loss) from operations	94,614	(7,454)	165	6,734	6,786	(1,610)	(11,837)	(3,283)	84,115

Other income (expense):
Interest income	659	6,386	—	—	82	14	903	—	8,044
Interest expense	(41,839)	(1,279)	—	(318)	(179)	(983)	(682)	—	(45,280)
Loss on trading securities	—	(2,388)	—	—	—	—	(19,357)	—	(21,745)
Gain on debt repurchases	—	—	—	—	—	—	3,595	—	3,595
Loss on loans held for resale, net	—	(4,418)	—	—	—	—	—	—	(4,418)
Equity in earnings of unconsolidated entities	—	—	(3,021)	(5,666)	—	—	—	987	(7,700)
Other, net	219	91	(265)	(2,170)	464	7	(369)	2,296	273

Other income (expense), net	(40,961)	(1,608)	(3,286)	(8,154)	367	(962)	(15,910)	3,283	(67,231)

Income (loss) from continuing operations before income taxes	$53,653	$(9,062)	$(3,121)	$(1,420)	$7,153	$(2,572)	$(27,747)	$—	$16,884

          Management decided during the fourth quarter of 2007 to sell its investment in BOK. We have reclassified the operating results of BOK, which are included in Corporate Items and Other, to discontinued operations. See Note 4 to the Interim Consolidated Financial Statements for additional information.

Servicing

          In this segment, we earn fees by providing services to owners of residential mortgage loans, primarily subprime mortgage loans. We also provide services to owners of foreclosed real estate, including the United States Department of Veterans Affairs (“VA”). Because of the low return on equity, we elected to allow our contract with the VA to expire on July 24, 2008 in accordance with its terms. Immediately as of this date or after a short transition period, the VA will cease sending new real estate properties to us to manage. Our sale of existing VA properties will end on September 30, 2008 followed by the complete transition of properties to the new service provider by November 21, 2008.

          Our largest source of revenue with respect to servicing rights is the servicing fees that we earn pursuant to servicing and subservicing agreements. Servicing fees are generally earned as a percentage of UPB. The servicing and subservicing fees are supplemented by related income including late fees from borrowers who are delinquent in remitting their monthly mortgage payments, Speedpay® fees from borrowers who pay by telephone or through the Internet and interest earned on loan payments that we have collected but have not yet remitted to the owner of the mortgage (float earnings). The key business drivers in this segment are prepayment speed, aggregate UPB, delinquencies and advances.

          Subprime mortgage loan servicing involves special loss mitigation challenges not usually present in prime loan servicing. Over a period of years, we have developed proprietary best practices for reducing loan losses, and we continue to refine and enhance these practices to meet the challenges posed by the current market. Our proactive measures are designed to make borrowers who become delinquent begin paying again on their loans and avoid foreclosure. In the current environment, loan modifications often provide a better outcome for loan investors than do foreclosures or forbearance plans. We pride ourselves on keeping borrowers in their homes and avoiding foreclosure. This is a win for both the investors and the borrowers that we serve.

          A total of 28,225 loan modifications took effect in the first half of 2008 as compared to 341 in the first half of 2007. The majority of loans modified were delinquent, although we modified some performing loans proactively per the American Securitization Forum guidelines. The most common term modified is the interest rate. Some modifications involve the forgiveness or rescheduling of delinquent principal and interest. To select the best resolution option for a delinquent loan, we perform a structured analysis of all options using information provided by the borrower as well as external data. We verify key borrower-provided information, such as income and liabilities, and use recent broker price opinions. We then determine the option with the best expected outcome for the loan investors. When modification provides the best expected outcome, the borrower must make a certain number of required payments under the proposed terms before the modification will take effect. Forbearance plans are less attractive and, therefore, less common than loan modifications in the current environment where real estate prices are declining and fewer borrowers can afford to repay their delinquent balance within a reasonable amount of time. As a result, new forbearance plans decreased from 20,671 in the first half of 2007 to 1,469 in the first half of 2008.

          On July 30, 2008, the Housing and Economic Recovery Act of 2008 (the “Act”) was signed into law. This broad scope legislation raises the permanent conforming loan limits and significantly increases the affordable housing component of the mission for Fannie Mae and Freddie Mac, creates a housing trust fund intended to increase the supply of affordable housing and appropriates $100,000 to foreclosure mitigation activities and at-risk borrower outreach. Additionally, the act approved a new temporary FHA housing program to assist distressed borrowers on a voluntary basis that is expected to serve about 400,000 homeowners. We are currently reviewing the Act to determine how best to incorporate its provisions in our business model.

          The following table provides key business drivers and other selected revenue and expense items of our residential servicing business at or for the three and six months ended June 30:

	Three months			Six months

	2008	2007	% Change	2008	2007	% Change

Average UPB of loans and real estate serviced	$47,833,365	$55,561,846	(14)%	$49,746,825	$54,872,085	(9)%
Prepayment speed (average CPR)	26%	23%	16	25%	24%	3
UPB of non-performing loans and real estate serviced as a % of total at June 30 (1)(2)(3)	22%	11%	101	22%	11%	101
Average number of loans and real estate serviced	386,213	471,589	(18)	402,403	474,131	(15)
Number of non-performing loans and real estate serviced as a % of total at June 30 (1)(2)(3)	17%	10%	69	17%	10%	69
Average float balances	$431,300	$719,500	(40)	$419,600	$822,800	(49)
Average balance of advances and match funded advances	$1,317,558	$760,238	73	$1,334,962	$763,827	75
Average balance of MSRs	$177,407	$219,997	(19)	$183,090	$206,890	(12)
Collections on loans serviced for others	$2,967,140	$4,167,334	(29)	$6,039,951	$8,853,421	(32)
Servicing and subservicing fees (excluding float and ancillary income)	$58,056	$59,466	(2)	$113,243	$117,795	(4)
Float earnings	$2,568	$7,288	(65)	$7,001	$18,026	(61)
Amortization of servicing rights	$14,529	$27,336	(47)	$28,332	$59,390	(52)
Interest expense on match funded liabilities and lines of credit	$16,822	$10,559	59	$37,611	$20,798	81
Compensating interest expense	$1,020	$2,272	(55)	$2,130	$4,803	(56)
Operating expenses directly related to loss mitigation activities	$8,389	$4,744	77	$15,167	$9,100	67

(1)	Excluding real estate serviced pursuant to our contract with the VA.

(2)	At March 31, 2008, the UPB of non-performing assets comprised 22% of the total, and the number of non-performing assets serviced comprised 17% of the total.

(3)	At December 31, 2007, the UPB of non-performing assets comprised 20% of the total, and the number of non-performing assets serviced comprised 16% of the total.

The following table sets forth information regarding residential loans and real estate serviced for others:

	Loans (2)		Real Estate (4)		Total (1)(3)(5)

	Amount	Count	Amount	Count	Amount	Count

June 30, 2008:
Performing	$34,802,474	299,253	$—	—	$34,802,474	299,253
Non-performing	6,605,987	43,945	4,259,606	25,580	10,865,593	69,525

	$41,408,461	343,198	$4,259,606	25,580	$45,668,067	368,778

December 31, 2007:
Performing	$42,389,849	356,937	$—	—	$42,389,849	356,937
Non-performing	7,433,386	54,330	3,722,750	24,349	11,156,136	78,679

	$49,823,235	411,267	$3,722,750	24,349	$53,545,985	435,616

June 30, 2007:
Performing	$47,206,708	402,557	$—	—	$47,206,708	402,557
Non-performing	4,490,437	34,855	2,138,772	17,843	6,629,209	52,698

	$51,697,145	437,412	$2,138,772	17,843	$53,835,917	455,255

(1) At June 30, 2008, we serviced 256,495 subprime loans and real estate with a UPB of $37,088,298 as compared to 292,148 with a UPB of $41,947,660 at December 31, 2007. At June 30, 2007, we serviced 297,692 subprime loans and real estate with a UPB of $41,507,813. Subprime loans represent residential loans we service that were made to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac (nonconforming loans).

(2) Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under forbearance or bankruptcy plans. We consider all other loans to be non-performing. The increase in non-performing loans at June 30, 2008 as compared to June 30, 2007 is a result of an increase in the average age of our portfolio, the poor performance of 2006 originations, an increase in the number and level of adjustable rate mortgage (“ARM”) resets and home price depreciation.

(3) We serviced under subservicing contracts 120,285 residential loans with a UPB of $12,605,953 as of June 30, 2008. This compares to 147,570 residential loans with a UPB of $15,539,986 as of December 31, 2007 and 122,409 residential loans and real estate with a UPB of $10,872,390 at June 30, 2007.

(4) Real estate includes $836,192, $798,148 and $713,832 of foreclosed residential properties serviced for the VA at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.

(5) The average UPB of assets serviced during the three months ended June 30, 2008 and June 30, 2007 was $47,833,365 and $55,561,846, respectively. Year to date, the average total UPB was $49,746,825 and $54,872,085 for 2008 and 2007, respectively.

          The following table sets forth information regarding the changes in our portfolio of residential assets serviced for others:

	Amount	Count

Servicing portfolio at December 31, 2006	$52,834,028	473,665
Additions	8,822,610	53,340
Runoff	(5,797,672)	(45,591)

Servicing portfolio at March 31, 2007	55,858,966	481,414
Additions	4,598,313	26,926
Runoff	(6,621,362)	(53,085)

Servicing portfolio at June 30, 2007	53,835,917	455,255
Additions	6,555,924	42,435
Runoff	(3,977,609)	(33,904)

Servicing portfolio at September 30, 2007	56,414,232	463,786
Additions	1,112,684	7,008
Runoff	(3,980,931)	(35,178)

Servicing portfolio at December 31, 2007	53,545,985	435,616
Additions	518,439	4,483
Runoff	(3,939,848)	(36,395)

Servicing portfolio at March 31, 2008	50,124,576	403,704
Additions	255,912	2,421
Runoff	(4,712,421)	(37,347)

Servicing portfolio at June 30, 2008	$45,668,067	368,778

          Additions primarily represent servicing purchased from the owners of the mortgages and servicing obtained by entering into subservicing agreements with other entities that own the MSRs. The market for the acquisition of servicing rights to newly originated subprime mortgage loans slowed significantly in the latter part of 2007. Since then, servicing transactions have consisted mostly of trades of seasoned portfolios. Because of the turmoil in the credit markets, we have been cautious in our acquisition of MSRs, and we did not make any significant additions to our residential servicing portfolio during the first six months of 2008. In the longer term, our continued growth and success in the Servicing business is in part dependent on our ability to acquire MSRs at an appropriate price. As a result, we will continue to selectively pursue opportunities for additional servicing and subservicing business, and we expect to be successful both in maintaining our scale and in growing the Servicing business over time. MSR runoff primarily results from principal repayments on loans, servicing transfers and sales of real estate.

          Comparative selected balance sheet data is as follows:

	June 30, 2008	December 31, 2007

Advances	$255,315	$285,929
Match funded advances	1,096,241	1,126,097
Mortgage servicing rights (Residential)	163,743	191,935
Receivables	18,127	18,521
Debt service accounts	59,348	77,819
Other	7,487	8,203

Total assets	$1,600,261	$1,708,504

Match funded liabilities	$993,627	$1,001,403
Lines of credit and other secured borrowings	286,813	260,976
Servicer liabilities	122,884	204,484
Other	26,182	23,636

Total liabilities	$1,429,506	$1,490,499

          Advances and Match Funded Advances. During the six months ended June 30, 2008, the combined balance of advances and match funded advances decreased by $60,470, or 4%. Although advance requirements remain high as a result of relatively high delinquencies and slow prepayments, the success of our loan modification and real estate sales initiatives that we implemented late in 2007 and early in 2008 have contributed to the stabilization of our delinquency rate and a reduction of advances. We generally recover our advances in full when foreclosed properties are sold, and this is also generally true when we modify a loan. See Notes 6 and 7 to the Interim Consolidated Financial Statements for additional details of the composition of advances and match funded advances.

          Mortgage Servicing Rights. The unamortized balance of residential MSRs is primarily related to subprime residential loans. Residential MSRs declined by $28,192 during the first six months of 2008 as amortization of $28,332 and servicing transfers of $3,500 greatly exceeded our MSR purchases of $3,640. At June 30, 2008, we serviced residential loans under 506 servicing agreements for 43 investors. This compares to 509 servicing agreements for 45 investors at December 31, 2007. See Note 8 to the Interim Consolidated Financial Statements for additional information on mortgage servicing rights.

          Match Funded Liabilities. The $7,776 decrease in match funded liabilities during the first six months of 2008 primarily resulted from the $60,470 reduction in the combined balance of advances and match funded advances and an increase in borrowing under our senior secured credit agreement offset in part by an increase in the average effective advance rate under our match funded lending agreements. In the second quarter, we repaid in full two notes that began to amortize in the first quarter of 2008 and partially repaid a third note that began to amortize in May 2008. These repayments had little effect on the balance of our match funded liabilities because in one instance the borrowing was shifted to another note that was secured by the same collateral pool and had spare capacity and in the other instance the borrowing was moved to a new $300,000 advance facility that closed in April 2008. At June 30, 2008, 90% of match funded advances were funded through borrowings as compared to 89% at December 31, 2007. Unused borrowing capacity under match funded liabilities increased from $233,039 at December 31, 2007 to $266,008 at June 30, 2008. Our maximum borrowing capacity under match funded liabilities was $1,253,138 at June 30, 2008 as compared to $1,230,000 at December 31, 2007, an increase of $23,138. The increase in borrowing capacity results from our adding a new $300,000 facility in April 2008 offset by declines in borrowing capacity that are the result of three notes under two other facilities entering their amortization periods. A $100,000 term note and a $200,000 variable funding note were paid in full during the six months ended June 30, 2008. A $75,000 term note was only partially repaid by June 30, 2008. See Note 11 to the Interim Consolidated Financial Statements for additional information on the terms and balances of our match funded liabilities.

          Lines of Credit and Other Secured Borrowings. As of June 30, 2008, the maximum borrowing capacity under our senior secured credit agreement was $355,000 which is unchanged from December 31, 2007. Borrowings under this agreement may be secured by MSRs, advances on loans serviced for others, receivables and mortgage loans. The $25,837 increase in the amount outstanding under this facility during the first six months of 2008 primarily reflects our utilization of the borrowing capacity to fund advances. Unused borrowing capacity under this agreement declined from $94,024 at December 31, 2007 to $68,187 at June 30, 2008. We expect to renew this agreement prior to its maturity on August 13, 2008 with a reduced borrowing capacity, lower advance rates and higher interest rates. We plan to transfer collateral to other advance facilities to align total collateral with the new capacity prior to the renewal and to make a deposit from our cash balance upon renewal to cover the reduction in the advance rate. This facility contains the option of an 18-month term note to finance MSRs with 15 days notice prior to expiration. We provided notice that we intend to exercise this option if a renewal is not executed. See Note 12 to our Interim Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

          Servicer Liabilities. Servicer liabilities represent amounts we have collected, primarily from residential borrowers whose loans we service, which we will deposit in custodial accounts, pay directly to an investment trust or refund to borrowers. We exclude custodial accounts from our balance sheet. Servicer liabilities declined by $81,600 during the first six months of 2008 largely due to an $85,301 decline in the amount of borrower payments due to the custodial accounts. This decline reflects the impact of low collection volume primarily resulting from high delinquencies and a smaller servicing portfolio. See Note 14 to the Interim Consolidated Financial Statements for additional details of the principal components of servicer liabilities.

          Comparative selected operations data for the periods ended June 30 is as follows:

	Three months		Six months

	2008	2007	2008	2007

Revenue:
Servicing and subservicing fees	$83,592	$85,013	$163,929	$173,946
Process management fees	8,822	2,594	14,997	5,250
Other	—	—	—	8

Total revenue	92,414	87,607	178,926	179,204

Operating expenses:
Compensation and benefits	10,827	9,249	20,694	17,643
Amortization of servicing rights	14,529	27,336	28,332	59,390
Servicing and origination	2,883	7,884	6,668	15,725
Technology and communications	3,544	2,202	5,762	4,639
Professional services	3,034	2,908	5,401	6,162
Occupancy and equipment	3,074	3,385	6,460	6,599
Other	4,617	6,300	10,995	11,612

Total operating expenses	42,508	59,264	84,312	121,770

Income from operations	49,906	28,343	94,614	57,434

Other income (expense):
Interest expense:
Match funded liabilities	(14,065)	(7,837)	(31,765)	(15,878)
Lines of credit and other secured borrowings	(2,757)	(2,722)	(5,846)	(4,920)
Other	(2,012)	(1,409)	(4,228)	(2,500)

	(18,834)	(11,968)	(41,839)	(23,298)
Other	1,005	(2,696)	878	(1,540)

Total other expense	(17,829)	(14,664)	(40,961)	(24,838)

Income before income taxes	$32,077	$13,679	$53,653	$32,596

          Servicing and Subservicing Fees. The principal components of servicing and subservicing fees for the periods ended June 30 are:

	Three months		Six months

	2008	2007	2008	2007

Residential
Loan servicing and subservicing	$58,056	$59,466	$113,243	$117,795
Late charges	14,428	9,490	25,140	20,188
Custodial accounts (float earnings)	2,568	7,288	7,001	18,026
Loan collection fees	2,577	2,892	5,495	6,134
Other	5,887	5,793	12,812	11,598

	83,516	84,929	163,691	173,741
Commercial (US)	76	84	238	205

	$83,592	$85,013	$163,929	$173,946

          Residential loan servicing and subservicing fees for the three and six months ended June 30, 2008 declined by 2% and 4%, respectively, as compared to the same periods of 2007. These declines are primarily due to a lower average balance of loans serviced and higher delinquencies, offset in part by an increase in collected servicing fees as a result of the sale of foreclosed real estate and the modification of delinquent loans.

          The average balance of loans serviced during the three and six months ended June 30, 2008 declined by 14% and 9%, respectively, as compared to the same periods of 2007 primarily because of a decline in portfolio acquisitions. Additions to the portfolio for the second quarter of 2008 and 2007 were $255,912 and $4,598,313, respectively. Year to date additions for 2008 and 2007 were $774,351 and $13,420,923, respectively.

          We collect servicing fees, generally expressed as a percent of the UPB, from the borrowers’ payments and from reimbursements from the securitization trusts. We recognize servicing fees as revenue when earned, which is generally upon collection. Delinquencies affect the timing of servicing fee revenue recognition but not the ultimate collection of the fees because servicing fees generally have a higher standing than advances which are satisfied before any interest or principal is paid by the securitization trust on the bonds. During the second quarter of 2008, we recognized $4,307 of delinquent servicing fees in connection with the modification of 20,714 delinquent loans. For the first six months of 2008, we modified 28,225 delinquent loans resulting in the recognition of $5,131 of such servicing fees. In addition, sales of foreclosed real estate in the first half of 2008 resulted in the collection of $6,191 of such delinquent servicing fees. We estimate that during the second quarter of 2008 the balance of uncollected and unrecognized servicing fees related to delinquent borrower payments declined by $1,040. This compares to an increase in the balance of uncollected and unrecognized fees of $4,589 during the second quarter of 2007. For the year to date periods, uncollected and unrecognized servicing fees related to delinquent borrower payments increased by $2,661 and $6,720 for 2008 and 2007, respectively. As of June 30, 2008, we estimate that the balance of uncollected delinquent servicing fees that we had not yet recognized as revenue was $52,211.

          The increase in late charges for the three and six months ended June 30, 2008 as compared to the corresponding periods of 2007 reflects higher delinquencies and collections of previously assessed late charges on loans that have returned to performing status. The increase in late charges lags the increase in delinquencies because late charges are not earned and therefore not recognized as revenue until they are collected. During the second quarter and first six months of 2008, we recognized $7,914 and $10,156, respectively, of previously assessed late charges in connection with the modification of delinquent loans.

          The decline in float earnings in the 2008 periods as compared to the same periods of 2007 reflects a decline in both the average float balance and the yield. The decline in the average balance of these accounts is the result of an increase in delinquencies and a decline in the servicing portfolio. The decline in the annualized yield is due to the decline in short term interest rates. The underlying servicing agreements restrict the investment of float balances to certain types of instruments. We are responsible for any losses incurred on the investment of these funds. The following table summarizes information regarding float earnings for the periods ended June 30:

	Three months		Six months

	2008	2007	2008	2007

Average custodial account balances	$431,300	$719,500	$419,600	$822,800
Float earnings (1)	$2,568	$7,288	$7,001	$18,026
Annualized yield	2.39%	4.05%	3.34%	4.38%

(1) For the second quarter of 2008 and 2007, float earnings included $2,551 and $3,468, respectively, of income from auction rate securities. For the year to date periods, income from auction rate securities included in float earnings was $6,589 and $12,998, respectively, for 2008 and 2007.

          As disclosed in Notes 5 and 13 to the Interim Consolidated Financial Statements, we generate float earnings through the Investment Line facility. Using the Investment Line, we borrow funds each month at a nominal interest rate and invest those funds in certain permitted investments including US Treasury Securities, US Agency Securities, commercial paper, bank certificates of deposit and time deposits. The annual interest rate increased from 0.1% to 0.35% effective March 28, 2008. Funds provided by the Investment Line are available only for investment purposes and are not available for general operating purposes. The amount borrowed is based on projected average custodial balances for the month. No actual custodial funds are invested, since we invest only the funds provided through the Investment Line. The custodial funds remain on deposit with the lender for the benefit of the securitization trusts. With the exception of the AAA-rated auction rate securities we currently hold, the terms of the Investment Line require that we sell the investments and repay the associated borrowings prior to the end of each month.

          Process Management Fees. Process management fees are primarily comprised of real estate sales commissions. Real estate commissions were $8,364 and $1,458 for the second quarter of 2008 and 2007, respectively. Year to date, real estate sales commissions were $14,140 and $2,576 for 2008 and 2007, respectively. Real estate commissions were higher during the 2008 periods due to higher sales volume that is in part attributed to our efforts to more effectively market and price foreclosed residential real estate in the Servicing portfolio. Process management fees for the three and six months ended June 30, 2007 also included $1,015 and $2,431, respectively, of loan refinancing fees earned through a program under which we originated loans in response to requests from borrowers to refinance their mortgages. We discontinued this program in the third quarter of 2007.

          Compensation and Benefits Expense. The increase in compensation expense and benefits in the 2008 periods as compared to the same periods of 2007 is largely due to an increase in average employment in India where the average number of employees for the six-month periods grew from 1,097 in 2007 to 1,218 in 2008, an increase of 11%. In addition, average employment in the U.S. grew from 417 to 498, or 19% over the same period. We have increased the number of higher paid loss mitigation staff in the U.S. in response to the increase in non-performing loans.

          Amortization of Servicing Rights. We amortize mortgage servicing rights in proportion to and over the period of estimated net servicing income. Slower projected mortgage prepayment speeds have reduced the rate of amortization as we expect to earn the servicing income over a longer period of time. Although the average balance of our investment in residential MSRs for the second quarter of 2008 declined by 19% as compared to the second quarter of 2007, amortization expense declined by 47%. Year to date, the average balance of MSRs decreased by 12% in 2008 while amortization expense decreased by 52% as compared to the same period of 2007. Projected prepayment speeds used to compute amortization expense were 23% and 46% for the three months ended June 30, 2008 and 2007, respectively. Year to date, the projected prepayment speeds were 25% and 38% for 2008 and 2007, respectively.

          Servicing and Origination Expenses. Servicing and origination expense is comprised of compensating interest, satisfaction fees and other servicer expenses. Compensating interest on loan payoffs and satisfaction fees both declined in the 2008 periods as compared to the same periods of 2007, primarily as a result of the decline in the servicing portfolio and a decline in voluntary loan prepayments. Other servicer expenses also declined in the 2008 periods as a result of system automation and process improvements.

          Interest Expense. The higher interest expense in the 2008 periods reflects an increase in financing costs associated with our residential servicing advances primarily because of the growth in our investment in these assets and an increase in facility fees charged by the lenders. The average combined balance of advances and match funded advances increased by 73% and 75% during the three and six months ended June 30, 2008, respectively, as compared to the same periods of 2007. Average borrowings were $591,036, or 94% higher in the second quarter of 2008 than in 2007. Year to date, the average borrowings were $610,705 or 99% higher when compared to 2007. Offsetting the effect of the increase in average balances outstanding, the average rate on these borrowings decreased by 119 basis points, or 18%, in the second quarter of 2008 as compared to the second quarter of 2007. For the six months ended June 30, 2008, the average rate decreased by 61 basis points, or 9%, as compared to the same period in 2007. The majority of our credit facilities bear interest at rates that are adjusted regularly based on 1-Month LIBOR. During the second quarter of 2008, the average of 1-Month LIBOR was 2.59% as compared to 5.32% in the second quarter of 2007. The average of 1-Month LIBOR was 2.95% and 5.32% during the first six months of 2008 and 2007, respectively.

          Average rates have not declined in proportion to the decline in LIBOR principally because of the higher spread over LIBOR charged on the new match funded facilities added in 2007 and 2008 and because of higher facility fees charged by the lenders. Interest expense includes amortization of facility costs of $3,018 and $938 during the second quarter of 2008 and 2007, respectively. Year to date, amortization of facility costs were $7,195 and $1,909 for 2008 and 2007, respectively. Amortization of facility costs in the first quarter of 2008 includes the write-off of $2,000 of deferred costs related to a match funded facility that we decided not to expand or renew.

          Other Income (Expense). Other income (expense) includes net gains and (losses) on derivative financial instruments of $636 and $(3,122) for the second quarter of 2008 and 2007, respectively. For the year to date period, net gains and (losses) were $109 and $(2,235) for 2008 and 2007, respectively. The losses in the 2007 periods primarily relate to interest rate swaps we had entered into to hedge against the effect of a decline in short-term interest rates on our earnings on the excess of custodial float balances over advance balances. In June 2007, we closed the swap position, which had a notional amount of $250,000, because advances had increased and custodial balances had declined. We did not designate this swap position as a hedge.

Loans and Residuals

          Our Loans and Residuals segment consists of two business components:

          Trading and investing activities. This business includes our investments in subprime residual mortgage backed securities and the loans remaining from our subprime origination business as well the results of our whole loan purchase and securitization activities. During 2007, we de-emphasized our whole loan purchase and securitization activities. Long-term, the key to our results in this area is the performance of our assets particularly with respect to default risk associated with our loans held for resale and with the loans underlying our mortgage backed securities and the success of our loan modification initiatives. Weakened loan performance and the current liquidity environment, however, have had a negative impact on asset valuations resulting in significant charges related to subprime residual securities and loans. We continue to actively pursue the liquidation of our subordinate and residual trading securities, loans held for sale and foreclosed real estate.

          Subprime originations. In January 2007, we decided to close our subprime loan origination operation and no longer originate loans.

          Comparative selected balance sheet data:

	June 30, 2008	December 31, 2007

Subordinate and residual trading securities	$4,653	$7,016
Loans held for resale	59,563	75,240
Advances on loans held for resale	6,549	6,872
Real estate	7,188	7,923
Other	4,436	5,347

Total assets	$82,389	$102,398

Lines of credit and other secured borrowings	18,765	46,472
Other	1,557	3,170

Total liabilities	$20,322	$49,642

          Subordinate and Residual Trading Securities. The $2,363 decrease in subordinate and residual securities during 2008 was primarily due to a decline in fair value that reflects conditions in the subprime mortgage market. Net unrealized losses on subordinate and residual trading securities were $2,388 during the first six months of 2008.

          As disclosed in Note 5 to the Interim Consolidated Financial Statements, our subordinate and residual securities are not actively traded, and therefore, market quotations are not available. We estimate fair value using an industry accepted discounted cash flow model that is calibrated for trading activity wherever possible. We estimate fair value based on the present value of expected future cash flows using our best estimate of key assumptions that market participants would use such as discount, delinquency and cumulative loss rates as well as prepayment speeds associated with the loans underlying mortgage backed securities. The estimated fair value of our residuals and subordinate trading securities, which is based on our best estimate of key assumptions that market participants would use, is significantly influenced by the loss assumptions utilized in the discounted cash flow model. Our loss assumptions range between 11% and 21%. However, based on the current estimate of future cash flows, we believe the fair values reflected in the financial statements are significantly less than the economic value that we ultimately expect to realize on settlement. Based on our assumptions, we believe that we will realize an estimated value of approximately $7,600.

          Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. The weighted average remaining life of these securities was 1.56 years at June 30, 2008.

          Loans Held for Resale. Loans held for resale represent single-family residential loans originated or acquired that we do not intend to hold until maturity. The balances at June 30, 2008 and December 31, 2007 are net of fair value allowances of $24,016 and $21,155, respectively. Loans held for resale at June 30, 2008 and December 31, 2007 include non-performing loans with a carrying value of $22,446 and $31,998, respectively.

          The loans at June 30, 2008 are comprised of those remaining from our subprime origination operation, which we closed in January 2007, and those acquired as a part of our whole loan purchase and securitization activities. The $15,677 decline in carrying value during the first six months of 2008 is due to foreclosures, charge-offs, payoffs and an increase in allowances as a result of declining fair values. There were no loan sales during the first six months of 2008.

          Lines of Credit and Other Secured Borrowings. Borrowings under lines of credit and other secured borrowing consisted principally of amounts borrowed under repurchase agreements collateralized by loans held for resale. The $27,707 decline in borrowings during the first six months of 2008 was primarily due to declines in the loans that serve as collateral and a decrease in the advance rate under the remaining facility from 75% of fair value to 50% of fair value effective March 18, 2008. See Note 12 to our Interim Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

          Comparative selected operations data for the periods ended June 30 is as follows:

	Three months		Six months

	2008	2007	2008	2007

Revenue	$—	$302	$—	$346
Operating expenses	3,092	3,669	7,454	6,540

Loss from operations	(3,092)	(3,367)	(7,454)	(6,194)

Other income (expense):
Interest income
Loans held for resale	2,081	2,830	4,220	5,900
Subordinate and residual trading securities	650	3,053	2,166	7,050
Other	—	104	—	120

	2,731	5,987	6,386	13,070
Interest expense	(423)	(1,659)	(1,279)	(3,720)
Gain (loss) on trading securities	(1,356)	24,229	(2,388)	19,874
Loss on loans held for resale, net	(3,373)	(150)	(4,418)	(2,693)
Other, net	87	327	91	2,357

Total other income (expense), net	(2,334)	28,734	(1,608)	28,888

Income (loss) before income taxes	$(5,426)	$25,367	$(9,062)	$22,694

          Operating Expenses. Operating expenses are primarily comprised of charge-offs on resolved loans and overhead allocation charges. Loan charge-offs amounted to $2,556 and $2,670 for the second quarter of 2008 and 2007, respectively, and $6,020 and $4,324 for the year to date periods of 2008 and 2007, respectively.

          Interest Income. Interest income on subordinate and residual trading securities declined in the 2008 periods primarily as a result of our sale of the UK residuals in the second quarter of 2007. During the three and six months ended June 30, 2007, we recognized interest income of $1,716 and $4,034, respectively, on the UK residuals.

          Interest Expense. The $2,441 or 66% decline in interest expense in the first six months of 2008 was primarily the result of reduced financing of trading securities and loans held for resale, the average balances of which declined 89% and 32%, respectively, during the first half of 2008 as compared to the first half of 2007. The average outstanding balance of lines of credit and other secured borrowings utilized by Loans and Residuals during 2008 declined by 55% as compared to the first six months of 2007. The majority of our credit facilities bear interest at rates that are adjusted regularly based on 1-Month LIBOR. The average of 1-Month LIBOR was 2.95% in the first six months of 2008 as compared to 5.32% in the first six months of 2007. The decline in interest expense did not fully reflect the decline in LIBOR because the credit facilities that we used in 2008 charged higher spreads over LIBOR as compared to the facilities used in the same period of 2007.

          Gain (loss) on Trading Securities. The losses on trading securities for the 2008 periods represent net unrealized losses on subordinates and residuals. The gain on trading securities in the 2007 periods includes a gain of $25,587 from the sale of the UK residuals during the second quarter, partially offset by unrealized losses to record other subordinates and residuals at fair value. Net unrealized losses on subordinate and residuals for the three and six months ended June 30, 2007 were $1,359 and $5,778, respectively.

          Loss on Loans Held for Resale, Net. Loss on loans held for resale is primarily comprised of valuation losses. For the second quarter of 2008 and 2007, valuation losses were $3,373 and $584 respectively. Year to date, the valuation losses were $4,538 and $3,920 for 2008 and 2007, respectively. Valuation losses represent charges that we recorded to reduce loans held for resale to their fair values which have declined due to the deteriorating conditions in the subprime mortgage market. In addition to these losses, as disclosed above, we have recorded charge-offs on resolved loans in other operating expenses. In the 2008 and 2007 periods, the valuation losses were partially offset by the reversal of reserves that we had established in 2006 to provide for a contingent repurchase obligation on sold loans.

          Other, Net. Other income for the second quarter and year to date periods of 2007 included $262 and $2,386, respectively, of net realized and unrealized gains related to Eurodollar interest rate futures contracts, interest rate swap agreements and credit default swap agreements. These agreements did not qualify for hedge accounting; therefore, we reported all changes in fair value in earnings.

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

          Ocwen Structured Investments, LLC (“OSI”). To date we have invested $37,500 in OSI and have committed to invest up to an additional $37,500 under our agreement with the other investors. This commitment expires September 18, 2008, and there are no pending capital calls. OSI began operations during the second quarter of 2007. Our ownership interest in OSI is 25%. OSI invests primarily in MSRs and the related lower tranches and residuals of residential mortgage-backed securities, the credit risk of which is hedged with a combination of single name credit default swaps and credit default swaps tied to the ABX Index. Under agreements that we have entered into with OSI, we are responsible for providing various management services and for subservicing the portfolio of loans underlying its MSRs. We, along with the other principal investors, are entitled to receive a preferential return in excess of our ownership interest in the event that OSI achieves certain performance objectives. These preferential distributions are, however, subject to a repayment provision should the future performance of OSI not support the preference payments made to the principal investors. To date, we have not received any such preferential distributions.

          Ocwen Nonperforming Loans, LLC (“ONL”). Our investments in ONL and related entities represent 25% equity interests. To date we have invested a combined $37,263 in ONL and related entities and have committed to invest up to an additional $37,737. This commitment expires on September 13, 2010. These entities invest in non-performing loans purchased at a discount and in foreclosed real estate. Under agreements we have entered into with ONL and affiliates, we provide various management services and act as the servicer of the loans and foreclosed real estate properties. We are entitled to receive a preferential return in excess of our ownership interest in the event that ONL and related entities achieve certain performance objectives. To date, we have not received any such preferential distributions.

          Comparative selected balance sheet data:

	June 30, 2008	December 31, 2007

Receivables	$1,233	$3,522
Investment in unconsolidated entities	59,734	70,720

Total assets	$60,967	$74,242

          Comparative selected operations data for the periods ended June 30 is as follows:

	Three months		Six months

	2008	2007	2008	2007

Revenue (management fees)	$1,127	$—	$2,178	$—
Operating expenses	1,156	87	2,013	160

Income (loss) from operations	(29)	(87)	165	(160)
Other income (expense), net:
Equity in earnings (losses) of unconsolidated entities
OSI	(1,455)	—	(2,091)	—
ONL and affiliates	116	—	(930)	—

	(1,339)	—	(3,021)	—
Other, net	(140)	—	(265)	—

Other expense	(1,479)	—	(3,286)	—

Loss before income taxes	$(1,508)	$(87)	$(3,121)	$(160)

          Investment in Unconsolidated Entities. Investment in unconsolidated entities is comprised of our 25% ownership interests in OSI and ONL and other related asset management entities, all of which we account for using the equity method of accounting. We began investing in these entities in the second and third quarters of 2007. During the first six months of 2008, we received distributions totaling $8,950 and invested an additional $1,250 in ONL and affiliates. We did not make any additional investments in OSI or receive any distributions during the first six months of 2008. At June 30, 2008, we had committed to invest up to an additional $75,237 in these entities.

          Equity in earnings of unconsolidated entities. The losses incurred by OSI in the 2008 periods primarily reflect unrealized losses on residual securities and the write-off of loan facility fees in the first quarter, offset in part by unrealized hedge gains. The losses incurred by ONL and affiliates in 2008 are primarily the result of charges to reduce loans and real estate to fair value. See Note 9 to the Interim Consolidated Financial Statements for additional details regarding our investment in these entities.

Technology Products

          Technology Products is responsible for the design, development and delivery of a suite of technology products and services to the mortgage industry. Technology Products includes the REAL suite of applications that support the servicing business of OCN and the servicing and origination businesses of external customers. The REAL suite of applications is complemented by the offering of technology services primarily to OCN. This segment also includes the results of our 46% equity investment in BMS Holdings.

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

•

REALSynergy is a commercial loan servicing platform that handles the servicing of commercial loans. This product manages the entire life cycle associated with commercial loans and has been sold to over 50 external customers.

•	REALRemit provides our REO vendors and brokers with the ability to submit invoice electronically for payment and to have invoice payments deposited directly to their bank accounts.

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

          Comparative selected balance sheet data:

	June 30, 2008	December 31, 2007

Receivables	$4,090	$4,783
Goodwill	1,618	1,618
Premises and equipment	5,006	7,295
Investment in unconsolidated entities (BMS Holdings)	—	5,666
Other	706	966

Total assets	$11,420	$20,328

Total liabilities	$2,842	$3,899

          Investment in BMS Holdings. Our investment in BMS Holdings represents an equity interest of 46%. During the second quarter of 2008, we suspended the application of the equity method of accounting when our investment reached zero because of losses experienced by BMS during the first six months of 2008.

Comparative selected operations data for the periods ended June 30 is as follows:

	Three months		Six months

	2008	2007	2008	2007

Revenue:
Technology support	$6,446	$4,378	$12,298	$8,689
REAL products	7,742	5,705	13,117	10,491

Total revenue	14,188	10,083	25,415	19,180
Operating expenses:
Compensation and benefits	2,719	2,230	5,413	4,428
Technology and communications	5,654	4,017	10,055	7,931
Other	1,426	1,325	3,213	2,553

	9,799	7,572	18,681	14,912

Income from operations	4,389	2,511	6,734	4,268

Other income (expense), net:
Interest expense	(154)	(145)	(318)	(269)
Equity in losses of unconsolidated entities (BMS Holdings)	(13,552)	(421)	(5,666)	(178)
Other	(1,715)	(309)	(2,170)	(220)

Other expense	(15,421)	(875)	(8,154)	(667)

Income (loss) before income taxes	$(11,032)	$1,636	$(1,420)	$3,601

          Revenue. Technology support revenue increased by 47% and 42% during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. These increases were principally due to an increase in charges to Financial Services of $2,516 and $4,024 for the three and six months ended June 30, 2008, respectively, principally because of the acquisition of NCI in June 2007. Revenue from our REAL suite of products increased by 36% and 25% during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007 due principally to increases in revenues charged to Servicing for the use of the REALServicing loan servicing system. During the second quarter of 2008, Technology Products began charging Servicing and other segments for technology services according to a rate card instead of the cost-based method that was previously used. As a result, the revenues of Technology Products in the second quarter are approximately $3,600 greater than they would have been if the cost-based system had continued to be used. The increase in these revenues by segment was approximately $2,200 for Servicing, $200 for Mortgage Services, $1,000 for Financial Services and $200 for Corporate Items and Other.

          Technology and communications. Technology and communications expense increased by $1,637 and $2,124 during the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. These increases were principally the result of additional costs resulting from taking responsibility for the software and systems of NCI, including service and maintenance agreements, depreciation and telephony costs.

          Equity in earnings of unconsolidated entities. The second quarter 2008 results for BMS Holdings reflect $4,384 of operating income, $47,766 in unrealized losses on derivative financial instruments and $9,259 in unrealized losses on auction rate securities. For the year to date period in 2008, the results of BMS reflect $9,814 of operating income, $138 of unrealized gains on derivative financial instruments and $21,501 of unrealized losses on auction rate securities. The unrealized losses on derivatives in the second quarter of 2008 represent the reversal of unrealized gains recognized in the prior quarter. The values of these derivatives are largely driven by expected interest rates as represented by the forward rate curve for 3-month LIBOR. During the first quarter of 2008, this curve shifted downward, which increased the value of BMS’ derivatives by approximately $47,900. In the second quarter, the curve steepened despite the continued decline in current interest rates during the quarter. This change in the forward curve reduced the value of BMS’ derivatives nearly to their value at December 31, 2007, which reversed the first quarter gains almost entirely. We suspended the application of the equity method of accounting for our investment in BMS in the second quarter of 2008 after reaching the point at which our interest in BMS’ 2008 losses had reduced our investment to zero.

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

          Portfolio Solutions. This business provides fee-based transaction management services including valuation, due diligence, forensic analysis, fraud review and settlement services. Historically, revenue was directly correlated to the level of origination activity; however, during 2007, we restructured to expand our products and services focusing on supporting delinquent and defaulted loans. By enhancing our proprietary processes and the embedded technology, we were able to sustain our revenue stream.

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

          Mortgage services has limited capital requirements and represents a balance among the origination, servicing and resolution of loans, thereby producing relatively stable earnings in spite of the decline in residential loan origination activity. We believe that our continued success in this area is dependent on our ability to manage our operating costs efficiently and to continue to improve the quality and timeliness of service delivery so that we can provide high quality products at competitive prices.

          Comparative selected balance sheet data:

	June 30, 2008	December 31, 2007

Cash	$1,225	$5,904
Mortgage servicing rights	—	5,360
Receivables	3,680	12,207
Other	222	678

Total assets	$5,127	$24,149

Lines of credit and other secured borrowings	$—	$4,090
Other	2,378	4,443

Total liabilities	$2,378	$8,533

          Cash. The $4,679 decline in cash during the first six months of 2008 is primarily due to the transfer of cash from this segment to our Treasury group, a component of Corporate Items and Other.

          MSRs. During the second quarter of 2008, we sold the MSRs that were owned by GSS Canada and realized a gain of $675.

          Receivables. Receivables decreased by $8,527 largely due to successful third-party collection efforts by our Portfolio Solutions business. In addition, as loan origination volume declined and our services shifted to supporting collection and resolution efforts for delinquent and defaulted loans, we have experienced a decline in third-party business and a simultaneous increase in business with our Servicing segment for which we bill and collect almost immediately. This has led to a $5,700, or 80%, decline in Portfolio Solutions’ receivables in the first six months of 2008 and a 56% decline since June 30, 2007, while revenues have declined only $974, or 4% in revenues during the first six months of 2008 as compared to the same period in 2007.

          Lines of Credit and Other Secured Borrowings. The senior secured credit agreement that we used to finance the MSRs was repaid with the proceeds from the sale of the MSRs.

Comparative selected operations data for the periods ended June 30 is as follows:

	Three months		Six months

	2008	2007	2008	2007

Revenue:
Servicing and subservicing fees	$1,055	$1,750	$2,528	$2,897
Process management fees	13,325	14,660	28,476	29,155
Other	115	741	245	1,430

Total revenue	14,495	17,151	31,249	33,482

Operating expenses:
Compensation and benefits	2,770	3,893	5,636	8,227
Amortization of servicing rights	63	215	274	398
Servicing and origination	5,930	6,683	13,414	12,402
Technology and communication	1,141	1,165	2,055	2,363
Other	1,041	2,851	3,084	5,611

Total operating expenses	10,945	14,807	24,463	29,001

Income from operations	3,550	2,344	6,786	4,481

Other income (expense), net	456	(298)	367	(348)

Income before income taxes	$4,006	$2,046	$7,153	$4,133

          Servicing and Subservicing Fees. Our GSS offices in Germany and Canada earn fees by providing loan servicing to owners of commercial loans. At June 30, 2008, we serviced 645 international commercial loans and real estate assets totaling $1,311,318. This compares to 966 assets totaling $5,114,289 serviced at December 31, 2007. The decline in assets serviced in 2008 is the result of our sale of the servicing rights owned by GSS Canada.

          Process Management Fees. The principal components of process management fees for the periods ended June 30, relate to our fee-based loan processing services as follows:

	Three months		Six months

	2008	2007	2008	2007

Residential property valuation	$7,533	$6,905	$15,855	$13,523
Title services	2,942	2,961	6,941	5,884
Outsourcing services	2,850	2,788	5,680	5,506
Mortgage fulfillment activities	—	2,006	—	4,242

	$13,325	$14,660	$28,476	$29,155

          In spite of the low volume of loan origination activity, fees from residential property valuations and title services in 2008 increased as a result of higher delinquencies and foreclosures. We significantly scaled back our mortgage fulfillment activities in January 2008 because of lack of demand.

          Compensation and benefits. The decline in compensation and benefit expenses in the 2008 periods is primarily due to a decline in compensation and benefits associated with our mortgage due diligence operation.

          Servicing and Origination Expenses. Servicing and origination expenses for the periods ended June 30 consist primarily of costs incurred in connection with providing fee-based loan processing services as follows:

	Three months		Six months

	2008	2007	2008	2007

Residential property valuation	$4,106	$4,168	$9,169	$8,092
Title services	1,813	1,752	4,227	3,375
Mortgage fulfillment activities	—	755	—	926
Other	11	8	18	9

	$5,930	$6,683	$13,414	$12,402

Financial Services

          Financial Services segment is our unsecured collections business. Effective June 6, 2007, this segment includes the results of NCI, a receivables management company that we acquired. NCI specializes in contingency collections and customer service for credit card issuers and other consumer credit providers. NCI’s primary source of revenue is fees for collections on behalf of credit card issuers and other consumer credit providers on a contingency basis. Our current focus is on the improvement of NCI’s financial performance. In that regard, we have developed an action plan that includes appropriate staffing of collectors to address the increase in volume reflective of rising delinquencies and charge-offs in the current credit environment and the ramp up of collection operations at our new facility in India.

          We also continue to focus on completing the integration of the operations of NCI and Ocwen Recovery Group (“ORG”) to take advantage of both NCI’s strong customer relationships and ORG’s global infrastructure. We have implemented an integration plan that generates cost savings from the combined operations of NCI and ORG by eliminating redundant expenses and migrating U.S.-based collector and administrative jobs to India, primarily through attrition. We believe that the key to our success is our ability to perform well for our customers which, in turn, leads to more account placements and continued growth of top line revenue. Our ability to perform well for our customers is largely dependent on our success in the training and retention of collection staff.

          Comparative selected balance sheet data:

	June 30, 2008	December 31, 2007

Receivables	$8,016	$5,775
Goodwill and intangibles	51,287	53,260
Premises and equipment	4,261	4,881
Other	2,278	2,226

Total assets	$65,842	$66,142

Total liabilities	$7,486	$8,896

          Goodwill and intangibles arising from the acquisition of NCI are as follows:

	June 30, 2008	December 31, 2007

Goodwill	$13,637	$14,315

Intangibles	40,500	40,500
Accumulated amortization	(2,850)	(1,555)

Intangibles, net	37,650	38,945

	$51,287	$53,260

          Intangibles consist primarily of customer lists which are amortizing over their estimated useful lives ranging from 10 to 20 years.

          Comparative selected operations data for the periods ended June 30 is as follows:

	Three months		Six months

	2008	2007	2008	2007

Revenue	$19,030	$6,343	$38,529	$8,130

Operating expenses:
Compensation and benefits	10,570	3,380	20,090	4,023
Servicing and origination	2,804	643	5,889	745
Technology and communication	2,964	846	4,943	1,191
Professional services	948	564	1,655	635
Occupancy and equipment	1,162	642	2,243	805
Other	2,680	1,344	5,319	2,067

Total operating expenses	21,128	7,419	40,139	9,466

Loss from operations	(2,098)	(1,076)	(1,610)	(1,336)
Other expense, net	(494)	(141)	(962)	(140)

Loss before income taxes	$(2,592)	$(1,217)	$(2,572)	$(1,476)

          The increase in revenue and operating expenses in the 2008 periods is due to our acquisition of NCI on June 6, 2007. Results of NCI’s operations included in this segment for the periods ended June 30 are:

	Three months		Six months

	2008	2007	2008	2007

Revenue	$17,894	$4,801	$36,321	$4,801
Operating expenses	18,965	5,063	36,034	5,063

Income (loss) from operations	(1,071)	(262)	287	(262)
Other expense, net	(488)	(176)	(965)	(176)

Loss before income taxes	$(1,559)	$(438)	$(678)	$(438)

          Compensation and benefits of the Financial Services segment increased from $9,520 in the first quarter of 2008 to $10,570 in the second quarter of 2008, an increase of $1,050, or 11%. This increase is a result of increased operational headcount for new projects in NCI’s outsourcing line of business and in response to increased delinquent account placements in the contingency collections business. In addition, technology and communication increased from $1,979 in the first quarter to $2,964 in the second quarter, an increase of $985, or 50%. This increase includes $400 of accelerated depreciation related to NCI’s dialer equipment and increased equipment and maintenance costs related to the increase in headcount. In addition, during the second quarter of 2008, NCI replaced the mainframe computer that supports collection operations. Other operating expenses for three and six months ended June 30, 2008 include $629 and $1,295, respectively, of amortization of NCI intangibles.

Corporate Items and Other

          Comparative selected balance sheet data:

	June 30, 2008	December 31, 2007

Cash	$147,448	$108,142
Trading securities
AAA-rated auction rate	254,745	—
Other investment grade	1,183	34,876
Subordinates and residuals	207	346
Receivables	43,043	41,104
Deferred tax assets, net	177,757	178,170
Goodwill and intangibles	—	3,423
Premises and equipment, net	23,140	22,834
Other	19,475	19,006

Total assets	$666,998	$407,901

Lines of credit and other secured borrowings	$2,385	30,676
Investment line	229,774	—
Debt securities	135,734	150,279
Other	65,609	71,650

Total liabilities	$433,502	$252,605

          Trading Securities. As disclosed in Note 5 to the Interim Consolidated Financial Statements, because of failed auctions, we have been unable to fully liquidate the AAA-rated auction rate securities that we invested in during the first quarter of 2008 using Investment Line funds. These securities are collateralized by student loans originated under the Federal Family Education Loan Program that are guaranteed for no less than 97% of their unpaid principal balance in the event of default. Our determination of the estimated fair value, which included our consideration of the strong credit quality of the underlying collateral and the securities we hold, limited market activity (including sales of our own holdings), creditworthiness of the issuers, estimated holding period and general auction rate securities market conditions, required the significant use of unobservable inputs. We estimate that an increase in the holding period of 12 months, with a commensurate increase in the discount rate, would reduce the estimated fair value by approximately 1.3%. Alternatively, a decrease in the holding period of the auction rate securities of 12 months, with a commensurate decrease in the discount rate, would increase the estimated fair value by approximately 1.9%. We expect that liquidity will return to the auction rate securities market and that we will sell our securities at that time.

          The $33,693 decline in other investment grade securities during the first six months of 2008 was primarily due to the sale of our remaining CMOs which had a fair value of $33,171 at December 31, 2007.

          Goodwill and Intangibles. As disclosed in Note 4 to the Interim Consolidated Financial Statements, we determined that the value of goodwill and intangibles related to BOK are impaired and wrote-off the remaining $1,682 carrying value of goodwill and the $1,741 carrying value of intangibles in the second quarter of 2008. The write-offs are based on the values and terms of the proposals received from third parties interested in acquiring BOK. As a result of our decision in the fourth quarter of 2007 to sell our investment in BOK, we report the operating results of BOK as discontinued operations.

          Lines of Credit and Other Secured Borrowings. The balance at December 31, 2007 primarily represented financing obligations outstanding under repurchase agreements collateralized by CMOs. The $28,291 decrease in the outstanding balance during the first six months of 2008 is the result of our sale of the CMOs. See Note 12 to the Interim Consolidated Financial Statements for additional details on lines of credit and other secured borrowings.

          Debt Securities. Debt securities in this segment consist of the following:

	June 30, 2008	December 31, 2007

3.25% Contingent Convertible Senior Unsecured Notes due August 1, 2024 (1)	$82,355	$96,900
10.875% Capital Securities due August 1, 2027	53,379	53,379

	$135,734	$150,279

          During the second quarter of 2008, we repurchased $14,545 of the Convertible Notes in the open market generating total gains of $3,595, net of the write-off of unamortized issuance costs.

          Other Liabilities. Other liabilities includes a financing obligation with an outstanding balance of $24,416 and $24,515 at June 30, 2008 and December 31, 2007, respectively, related to a sale-leaseback transaction involving our customer service and collection facility in Orlando, Florida, which we account for as a financing. Other liabilities also include accruals for incentive compensation awards, audit fees, legal matters, other operating expenses and interest on debt securities, as well as customer deposits held by BOK.

          Investment Line. As disclosed in Note 13 to the Interim Consolidated Financial Statements, we utilize the Investment Line to generate float earnings by borrowing funds each month at a nominal interest rate and investing those funds in certain permitted investments. Funds provided by the Investment Line are available only for investment purposes and are not available for general operating purposes. The Investment Line was scheduled to mature on June 30, 2008. We executed amendments to the Investment Line to extend the maturity date, and the Investment Line now consists of a term note that matures on June 30, 2009. The note is secured by our investment in AAA-rated auction rate securities. Maximum borrowing is limited to 85% of the face amount of the securities and declines to 70% by March 29, 2009. Under the term note, we receive the interest on the auction rate securities while the proceeds from the redemption or sale of auction rate securities are applied to the outstanding balance. If the proceeds are below the then-effective maximum borrowing percentage, we are required to make up the shortfall. If the application of proceeds to the outstanding balance results in the total outstanding balance of this note falling below 70% of the face value of the auction rate securities held, we receive one-half of the proceeds and one-half are used to pay down the Investment Line.

          Through June 30, 2008, we have made principal payments totaling $68,209 which has reduced the Investment Line obligation to $229,774.

          Comparative selected operations data for the periods ended June 30 is as follows:

	Three months		Six months

	2008	2007	2008	2007

Revenue	$134	$10	$142	$785
Operating expenses	3,344	607	11,979	2,865

Loss from operations	(3,210)	(597)	(11,837)	(2,080)

Other income (expense):
Interest income	197	2,917	903	5,602
Interest expense	(283)	(1,079)	(682)	(2,551)
Loss on trading securities	(8,366)	(678)	(19,357)	(794)
Gain on debt repurchases	3,595	—	3,595	—
Other, net	(22)	207	(369)	(227)

Other income (expense)	(4,879)	1,367	(15,910)	2,030

Income (loss) before income taxes	$(8,089)	$770	$(27,747)	$(50)

          Interest Income. The 93% decline in interest income in the second quarter of 2008 as compared to the second quarter of 2007 primarily reflects a 90% decline in the average amount invested in short-term investment grade securities, primarily CMOs and commercial paper. For the first six months of 2008, our average investment in short-term investment grade securities declined by 75% resulting in an 84% decline in interest income as compared to the same period of 2007. In addition, interest income for the second quarter and year to date periods of 2007 includes $947 and $1,882, respectively, of discount accretion on certificates of deposit that we redeemed in the third quarter of 2007.

          Operating Expenses. Operating expenses for the first six months of 2008 include $9,532 of due diligence and other costs related to the “going private” transaction which was initiated in January 2008 and which the parties mutually terminated in March 2008. Operating expenses are net of overhead allocations to other segments.

          Loss on Trading Securities. The loss on trading securities for the periods ended June 30 was comprised of the following:

	Three months		Six months

	2008	2007	2008	2007

Realized losses:
AAA-rated auction rate	$(662)	—	$(662)	—
CMOs	(920)	—	(1,034)	—

	(1,582)	—	(1,696)	—

Unrealized losses:
AAA-rated auction rate	(6,768)	—	(15,707)	—
CMOs	—	(716)	(1,813)	(716)
Subordinates and residuals	(16)	38	(141)	(78)

	(6,784)	(678)	(17,661)	(794)

	$(8,366)	$(678)	$(19,357)	$(794)

MINORITY INTEREST IN SUBSIDIARIES

          Minority interest of $2,272 and $1,979 at June 30, 2008 and December 31, 2007, respectively, primarily represented the 30% investment in GSS held by Merrill Lynch.

STOCKHOLDER’S EQUITY

          Stockholders’ equity amounted to $594,567 at June 30, 2008 as compared to $586,146 at December 31, 2007. The $8,421 increase in stockholders’ equity during the first six months of 2008 was primarily due to net income of $6,041, a $1,683 increase in additional paid-in capital and a $695 increase in accumulated other comprehensive income. The increase in additional paid-in capital was primarily due to an increase of $1,053 related to expirations of vested options that had been accounted under the intrinsic value method of APB No. 25, net of the related deferred tax asset reversal, and compensation of $716 related to employee share-based awards. The increase in other comprehensive income was primarily the result of the change in unrealized foreign currency translation adjustments.

INCOME TAX EXPENSE (BENEFIT)

          Income tax expense was $2,143 and $14,759 for the three months ended June 30, 2008 and 2007, respectively. For the first six months of 2008 and 2007, income tax expense was $5,457 and $21,133, respectively.

          Our effective tax rate for the first six months of 2008 was 32.32% as compared to 34.81% for the first six months of 2007. Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes and low-income housing tax credits.

          Our effective tax rate of 32.32% for the first six months of 2008 includes a benefit of approximately 2.60% associated with the recognition of certain foreign deferred tax assets. The effective tax rate for the first six months of 2008 would have been 29.74% but was increased by approximately 2.58% due to the recognition of additional tax expense associated with the expiration of certain vested stock options. The 32.32% effective rate includes a benefit for the amortization of tax amortizable goodwill associated with our acquisition of NCI. Our effective tax rate for the first six months of 2007 included a benefit of approximately 0.86% associated with the recognition of certain foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

          Since the second half of 2007, disruption in global capital markets, the impact of the failure of the auction rate securities market on our Investment Line and increased funding requirements for servicing advances have negatively affected our liquidity position. In response, we have extended our Investment Line through June 30, 2009, increased borrowing capacity under our advance financing facilities and reduced our servicing advances through such initiatives as increasing the use of loan modifications and more effectively marketing REO properties. Further plans to improve liquidity in 2008 include further increases in advance financing, selling non-core assets and evaluating the issuance of subordinated debt or preferred stock.

          Although continued successful execution cannot be guaranteed, management believes that our progress in implementing these plans will continue and that we will meet our liquidity requirements for the next twelve months. Since December 31, 2007, our unrestricted cash position has increased from $113,116 to $147,366 at June 30, 2008, and we have replaced the capacity of all notes that entered amortization in 2008, allowing us to repay all notes in amortization and increase advance financing capacity by $23,138. We are currently in compliance and we expect to comply with all financial covenants during 2008. Our operational initiatives reduced our servicing advances by $91,277 in the second quarter of 2008 and by $60,788 in the first half of 2008. However, if our efforts to maintain liquidity are not successful, or if unanticipated market factors emerge, the result could be a material adverse impact upon our business, results of operations and financial position.

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

          Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant is our obligation to advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced even if the loans are delinquent. Delinquency rates and prepayment speed affect the size of servicing advance balances. Non-performing loans delinquent 90 days or more were stable at 22% of unpaid principal at both March 31, 2008 and June 30, 2008. Average prepayment speeds were 23% for the first quarter of 2008 and 26% for the second quarter of 2008. Stable delinquencies and declining UPB are the primary factors driving the 6% decrease in servicing advances during the second quarter of 2008.

          Loan modifications of all types totaled 28,225 in the first half of 2008 as compared to 341 in the first half of 2007, while forbearance plans decreased from 20,671 to 1,469 over the same periods. However, we expect to continue to modify loans when it is in the best interest of our investors. We also expect the high rate of real estate property sales to continue. We see stabilizing delinquencies and reductions in advances receivable due to declining UPB serviced aided by our success in stabilizing the delinquency rate of the loans that we service for others. Management initiatives that are designed to maximize the return to the loan investors resulted in increased loan modifications and faster sales of foreclosed real estate and were the primary factor in stabilizing delinquencies. Based on current trends, we believe that servicing advances for our current portfolio peaked in March 2008 and will end 2008 modestly below this peak. However, if prepayment speeds decrease in 2008, or if the success of the loan modification programs diminishes, advances on the existing servicing portfolio will increase.

          Our ability to finance servicing advances is another factor that affects our liquidity. We currently use diversified sources of financing, including match funded lending agreements and secured credit facilities with various lenders and syndicates to address the need for sufficient capacity. Also important are the financing discount and the qualification of collateral under the advance facilities to which the assets are pledged. Even recognizing that advances have minimal credit risk due to their highest repayment priority in our servicing agreements, a financing discount is applied to the value of the advances to account for the time value of money over the expected repayment period. Two of our match funded advance facilities that are rated are subject to increases in the financing discount if deemed necessary by the rating agency in order to maintain the minimum rating required for the facility. Furthermore, while there are currently only a limited number of loans and/or securitizations that do not qualify for financing under the advance facility to which they are pledged, this could become a factor if loan performance deteriorates beyond a certain point. Finally, some of our existing debt covenants limit our ability to incur additional debt beyond a certain level in relation to our equity and require that we maintain minimum levels of liquid assets and unused borrowing capacity. Therefore, having sufficient financing capacity, limiting the growth in servicing advances and maintaining loan performance are all essential to maintaining liquidity.

          Maximum borrowing capacity of the Servicing segment was $1,608,138 at June 30, 2008, an increase of $23,138 as compared to December 31, 2007. As a result of declines in loans held for resale and residual trading securities, the decrease in total borrowing capacity in the first six months of 2008, excluding the Investment Line, was $15,980. The increase in Servicing segment borrowing capacity principally reflects a $60,000 increase in capacity under a match funded facility in February 2008 and the addition of a $300,000 match funded note that closed in April 2008. Offsetting these increases were the payoff of a $100,000 term note outstanding under one of our match funded facilities and the $200,000 variable funding note under another match funded liability that had entered their amortization periods during the first quarter of 2008. Another $75,000 term note entered its amortization period in the second quarter of 2008, and we repaid $36,862 of the balance. No additional borrowing under this note was possible after it entered its amortization period. However, additional borrowing capacity is available through other notes that are secured by the same collateral pools. As a result, we have increased the capacity of our match funded servicing advance facilities from $1,230,000 at December 31, 2007 to $1,253,138 at June 30, 2008.

          Our $355,000 senior secured credit facility is the only source of debt that is currently available to fund the purchase of MSRs, and it matures in August 2008. Our borrowing to fund MSRs was $137,444 at June 30, 2008. We expect to renew this senior secured line of credit prior to its August 2008 maturity date although with a reduced borrowing capacity and lower funding rate. This facility contains the option of an 18-month term note to finance MSRs with 15 days notice prior to expiration. We provided notice that we intend to exercise this option if a renewal is not executed. We are also in active negotiations to secure an additional $250,000 advance financing facility that we expect to close during the third quarter of 2008.

          In the table below, we provide the amortization dates and maturity dates for each of our credit facilities as of June 30, 2008. The amortization date is the date on which the revolving period ends under our advance facilities and repayment of the outstanding balance must begin if the facility is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. After the amortization date, all collections that represent the repayment of advances that have been financed through the facility must be applied to reduce the balance outstanding under the facility, and any new advances under the securitizations pledged to the facility are ineligible to be financed. In order for us to maintain liquidity, advances under facilities that have entered their amortization period and have not been renewed must be repaid and pledged to another facility.

          Our credit facilities, excluding the Investment Line, are summarized as follows at June 30, 2008:

	Amortization Date	Maturity	Maximum Borrowing Capacity (1)	Unused Borrowing Capacity	Balance Outstanding

Servicing:
Match funded liability (2)	May 2008 – Nov. 2009	Oct. 2013 – Nov. 2015	$503,138	$64,673	$438,465
Match funded liability (3)	Feb. 2009	Feb. 2011	200,000	67,017	132,983
Match funded liability (4)	Dec. 2010	Dec 2013	250,000	72,728	177,272
Match funded liability (5)	Apr. 2009	Apr. 2009	300,000	61,590	238,410
Secured line of credit (6)	Aug. 2008	Aug. 2008	355,000	68,187	286,813

			1,608,138	334,195	1,273,943

Loans and Residuals:
Repurchase agreement (7)	N/A	Jul. 2008	21,900	3,135	18,765

Corporate Items and Other:
Convertible Notes	N/A	Aug. 2024	—	—	82,355
Capital Securities	N/A	Aug. 2027	—	—	53,379

			—	—	135,734

Total borrowings
Basis adjustment (2)			—	—	6,497

			$1,630,038	$337,330	$1,434,939

(1) Borrowing capacity under a secured advance facility may only be utilized to the extent that underlying collateral is available to be pledged to that financing facility.

(2) The $165,000 fixed-rate term note issued in 2006 was carried on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established through the use of an interest rate swap. We terminated the related interest rate swap in February 2008 and began amortizing the basis adjustment to interest expense over the remaining term of the note. A $100,000 term note under this facility entered its amortization period and was repaid in March 2008. A second term note entered its amortization period in May 2008.

(3) On February 12, 2008, we negotiated an increase in the maximum borrowing amount from $140,000 to $200,000 and extended the stated maturity to February 2011.

(4) The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 150 basis points. This rate approximated 1-Month LIBOR plus 150 basis points.

(5) This facility closed in April 2008.

(6) We expect to renew this agreement prior to its maturity on August 13, 2008 with a reduced borrowing capacity, lower advance rates and higher interest rates. We plan to move collateral to other advance facilities to align total collateral with the new capacity prior to the renewal and to make a deposit from our cash balance upon renewal to cover the reduction in the advance rate. This facility contains the option of an 18-month term note to finance MSRs with 15 days notice prior to expiration. Ocwen provided notice that we intend to exercise this option if a renewal is not executed.

(7) We renewed this agreement on July 31, 2008, and the maturity was extended to September 5, 2008.

          Certain of our credit facilities require that we maintain minimum liquidity levels, and we are in compliance with these requirements.

          A number of our credit agreements mature at various dates during the next twelve months. At June 30, 2008, we had an aggregate balance of $305,578 outstanding under secured lines of credit and repurchase agreements maturing within one year, subject to possible renewal and extension. In addition, we had an aggregate balance of $644,858 outstanding at June 30, 2008 under match funded financing facilities that have entered or are scheduled to enter their amortization period during the next twelve months. We believe that we will be successful in replacing or renewing and extending all of our facilities that mature or enter their amortization periods over the next twelve months.

          We have the following potential uses of cash:

•	Cash requirements to fund advances, the acquisition of additional servicing rights and the cash needs of our existing operations; and

•	Our commitment to invest an additional $75,237 in OSI and in NPL and affiliates. However, our remaining commitment to OSI of $37,500 expires September 18, 2008, and there are no pending capital calls.

          In addition to the anticipated uses of cash identified above, and to the extent we have available funds, we will also consider additional strategic investments in asset management vehicles and additional acquisitions. Regarding our investment in BMS Holdings, we are under no obligation to provide additional funding. In April 2008, we purchased $14,545 of our 3.25% Convertible Notes in the open market and may make additional purchases in 2008. We may also evaluate the retirement of our 10 7/8% Capital Securities which became redeemable in whole or in part at our option beginning August 1, 2007 at a redemption price of 105.438%.

          Although successful execution cannot be guaranteed, management believes that our plans are adequate to meet liquidity requirements for the next twelve months. We expect to comply with all financial covenants during that time. If we are unable to successfully implement these plans, or if unanticipated market factors emerge, it could have a material adverse impact upon our business, results of operations and financial position.

          Cash totaled $148,835 at June 30, 2008 as compared to $114,243 at December 31, 2007.

          Significant uses of funds for the first six months of 2008 included the following:

•	The net principal funding requirements of our Servicing operations totaled $24,770, and consisted of:

o	Decrease in advances and match funded advances	$(60,470)
o	Reduction in servicer liabilities	$81,600
o	Purchase of mortgage servicing rights	$3,640

•	Investment in AAA-rated auction rate securities of $269,633, net of sales and redemptions

•	Net repayments under match funded advance financing facilities and lines of credit of $44,229

•	Repurchase of $14,545 of our 3.25% Convertible Notes for $10,797

Significant sources of funds for the first six months of 2008 included the following:

•	Net Investment Line borrowing of $229,774

          Our operating activities used $152,250 and $125,196 of cash flow during the first six months of 2008 and 2007, respectively. The increase in net cash flows used by operating activities in the first six months of 2008 as compared to 2007 primarily reflects an increase in net cash used by trading activities partly offset by a decline in the funding requirements of our residential servicing operations and a decline in the balance of debt service accounts. The $228,381 increase in cash used by trading activities reflects our investment in AAA-rated auction rate securities, offset in part by a decline in CMOs and other short-term investment grade securities. The $133,453 decline in the net funding requirements of our Servicing business is largely due to a decline in servicing advances as a result of our loan modification and real estate sales initiatives. The funding requirements of our Servicing business are primarily reflected in the change in servicing advances and servicer liabilities which collectively used $21,130 of net cash during the first six months of 2008. These same items used $154,583 of cash during the first six months of 2007. The balance of debt service accounts related to match funded liabilities declined by $18,471 during the first six months of 2008 as compared to an increase of $39,089 in these accounts during the same period of 2007.

          Our investing activities provided (used) cash flows totaling $12,091 and $(118,338) during the six months ended June 30, 2008 and 2007, respectively. In the first six months of 2008, proceeds of $5,985 from the sale of commercial MSRs and distributions of $8,950 received from the asset management entities exceeded purchases of residential MSRs of $3,640 and investments in asset management entities totaling $1,250. In 2007, purchases of MSRs of $102,582 ($101,245 residential), an investment in OSI of $12,500 and net cash of paid to acquire NCI of $48,918 were partially offset by the return of $45,894 of our investment in BMS Holdings. The decline in residential MSR acquisitions in 2008 as compared to 2007 reflects a more cautious acquisition strategy in response to the turmoil in the subprime mortgage market.

          Our financing activities provided cash flows of $174,751 and $178,380 during the six months ended June 30, 2008 and 2007, respectively. The cash flow provided by financing activities in the first six months of 2008 primarily reflects the $229,774 of net borrowing under the Investment Line to invest in auction rate securities, offset by the repayment of $44,229 of borrowings under our match funded advance facilities and lines of credit and other secured borrowings and the $10,797 paid to repurchase $14,545 of debt securities. For the first six months of 2007, cash flows used by financing activities primarily reflect net proceeds from match funded liabilities and from lines of credit and other secured borrowings of $191,513, including $27,500 to partially fund the acquisition of NCI. We also repurchased one million shares of our common stock for $14,520.

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

Off-Balance Sheet Arrangements

          In the normal course of business, we engage in transactions with a variety of financial institutions and other companies that are not reflected on our balance sheet. In addition, through our investment in subordinate and residual securities, we provide credit support to the senior classes of securities. We are subject to potential financial loss if the counterparties to our off-balance sheet transaction are unable to complete an agreed upon transaction. We seek to limit counterparty risk through financial analysis, dollar limits and other monitoring procedures. We have also entered into non-cancelable operating leases and have committed to invest up to an additional $75,237 in asset management vehicles. However, our remaining $37,500 commitment to OSI expires September 18, 2008, and there are no capital calls pending.

          Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk and foreign exchange rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss.

          Involvement with SPEs. We use SPEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans.

          Our securitizations of mortgage loans have been structured as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), and the SPEs to which we have transferred the mortgage loans are qualifying special purpose entities (“QSPEs”) under SFAS No. 140 and are therefore not currently subject to consolidation. We have retained both subordinated and residual interests in these QSPEs. Where we are the servicer of the securitized loans, we generally have the right to repurchase the mortgage loans from the QSPE when the costs exceed the benefits of servicing the remaining loans. See Note 2 to our Interim Consolidated Financial Statements for information regarding proposed amendments to SFAS No. 140 that would eliminate the QSPE concept.

          We generally use match funded securitization facilities to finance our servicing advances. The SPEs to which the advances are transferred in the securitization transaction are included in our consolidated financial statements either because the transfer did not qualify for sales accounting treatment or because the SPE is not a QSPE, and we have the majority equity interest in the SPE, or we are the primary beneficiary where the SPE is also a VIE. The holders of the debt of these SPEs can look only to the assets of the SPEs for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations of the issuer under a match funded facility that closed in April 2008. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period.

          VIEs. In addition to certain of our financing SPEs, we have invested in several other VIEs primarily in connection with purchases of whole loans. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our consolidated financial statements.

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

          We are exposed to liquidity risk primarily because of the highly variable daily cash requirements to support the Servicing business including the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. In general, we finance our operations through operating cash flows and various other sources including match funded agreements, secured lines of credit and repurchase agreements. We believe that we will be successful in replacing or renewing and extending all of our Servicing facilities that mature or enter their amortization periods over the next twelve months. We also anticipate that we will be successful in negotiating an extension of the Investment Line. However, because of the failed auctions, the AAA-rated auction rate securities are not currently liquid. In the event we need to liquidate our investment, we may not be able to do so without a loss of principal unless a future auction on these investments is successful.

          We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or different bases, than our interest-earning assets. Our Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At June 30, 2008, we had total Servicing advances and match funded advances of $1,351,556.

          We are also exposed to interest rate risk because a large component of our outstanding debt is variable rate debt. Therefore, rising rates may increase our interest expense for that financing depending on interest rate spreads and facility fees. At June 30, 2008, our total borrowings were $1,664,713. Of this amount $1,127,708, or 68%, was variable rate debt for which debt service costs are sensitive to changes in interest rates, and $537,005 was fixed rate debt including the Investment Line of $229,774. Partially offsetting this risk is the fact that earnings on float balances are also affected by short-term interest rates. These float balances, which are not included in our financial statements, amounted to approximately $332,200 at June 30, 2008 and averaged approximately $430,300 for the quarter ended June 30, 2008. We report these earnings, which totaled $7,001 for the first six months of 2008, as a component of servicing and subservicing fees. We have entered into interest rate caps to hedge our exposure to rising interest rates on a $250,000 and a $200,000 match funded advance facility, both with variable rates of interest.

          Our balance sheet at June 30, 2008 included interest-earning assets totaling $403,017, including $254,745 of AAA-rated auction rate securities, $59,348 of debt service accounts, $59,563 of loans held for resale and $4,860 of subordinates and residuals securities.

          Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of MSRs. As of June 30, 2008, the carrying value and estimated fair value of our residential mortgage servicing rights were $163,743 and $217,459, respectively.

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

Impact of Changes in Interest Rates on the Net Value of Interest Rate-Sensitive Financial Instruments

          We perform an interest rate sensitivity analysis of our portfolio of MSRs every quarter. We currently estimate that the fair value of the portfolio decreases or increases by approximately 5% and 4%, respectively, for every 50 basis point increase or decrease in interest rates. This sensitivity analysis is limited in that it was performed at a particular point in time; only contemplates certain movements in interest rates; does not incorporate changes in interest rate volatility; is subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and does not incorporate other factors that would impact our overall financial performance in such scenarios. We carry MSRs at the lower of amortized cost or fair value by strata. To the extent that fair value were to decline below amortized cost, we would record an impairment charge to earnings and establish a valuation allowance. A subsequent increase in fair value could result in the recovery of some or all of a previously established valuation allowance. However, an increase in fair value of a particular stratum above its amortized cost would not be reflected in current earnings. For these reasons, this interest rate sensitivity estimate should not be viewed as an earnings forecast.

          Our Investment Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. During 2008, we terminated our interest rate swap with a notional amount of $165,000 hedging our exposure to an increase in the fair value of our fixed-rate match funded note due to declining interest rates. At June 30, 2008, we had interest rate caps with a notional amount of $250,000 to protect us against the effects of rising interest rates related to a variable-rate match funded note issued in December 2007 and $200,000 to protect us against the effects of rising interest rates on a variable-rate match funded note that was renewed on February 2008. We had also sold short foreign currency futures with a notional amount of $11,422 to hedge against the foreign exchange rate risk represented by our investment in BOK. See Note 16 to our Interim Consolidated Financial Statements for additional information regarding our management of interest rate and foreign currency exchange rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to OCN, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by OCN in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer or chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          See “Note 18, Commitments and Contingencies” of the Interim Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A.	RISK FACTORS

          See our discussion of risk factors on page 24 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At our Annual Meeting of Shareholders held on May 8, 2008, the following individuals were elected to the Board of Directors of OCN:

	Votes For	Votes Withheld

William C. Erbey	55,685,402	2,413,853
Ronald M. Faris	55,685,297	2,413,958
Martha C. Goss	50,661,321	7,437,934
Ronald J. Korn	51,256,175	6,843,080
William H. Lacy	50,661,801	7,437,454
Barry N. Wish	49,471,175	8,628,080

          Ratification of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2008 was also voted on and approved by the shareholders as follows:

Votes for	57,976,776
Votes against	113,775
Abstentions	8,703

ITEM 6.	EXHIBITS

(3)	Exhibits.

	3.1	Amended and Restated Articles of Incorporation (1)

	3.2	Amended and Restated Bylaws (2)

	4.0	Form of Certificate of Common Stock (1)

	4.1	Certificate of Trust of Ocwen Capital Trust I (3)

	4.2	Amended and Restated Declaration of Trust of Ocwen Capital Trust I (3)

	4.3	Form of Capital Security of Ocwen Capital Trust I (included in Exhibit 4.4) (3)

	4.4	Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (3)

	4.5	Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (included in Exhibit 4.6) (3)

	4.6	Form of Guarantee of OCN relating to the Capital Securities of Ocwen Capital Trust I (3)

	4.7	Indenture dated as of July 28, 2004, between OCN and the Bank of New York Trust Company, N.A., as trustee (4)

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

OCWEN FINANCIAL CORPORATION

Date: August 5, 2008	By:	/s/ David J. Gunter

David J. Gunter,
Executive Vice President,
Chief Financial Officer and
Interim Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)