Form 10-Q
period 2008-09-30
OCWEN FINANCIAL CORP
filed 2008-11-06
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Number of shares of Common Stock, $0.01 par value, outstanding as of October 31, 2008: 62,716,530 shares.

OCWEN FINANCIAL CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30, 2008	December 31, 2007

Assets
Cash	$162,306	$114,243
Trading securities, at fair value
Investment grade auction rate	253,944	—
Other investment grade	—	34,876
Subordinates and residuals	4,239	7,362
Loans held for resale, at lower of cost or fair value	55,642	75,240
Advances	140,079	292,887
Match funded advances	1,070,899	1,126,097
Mortgage servicing rights	150,234	197,295
Receivables	69,307	79,394
Deferred tax assets, net	171,004	178,178
Intangibles, including goodwill of $15,255 and $17,615	52,276	58,301
Premises and equipment, net	32,495	35,572
Investments in unconsolidated entities	32,485	76,465
Other assets	107,505	118,786

Total assets	$2,302,415	$2,394,696

Liabilities and Stockholders’ Equity
Liabilities
Match funded liabilities	$985,316	$1,001,403
Lines of credit and other secured borrowings	144,259	339,976
Investment line	215,220	—
Servicer liabilities	110,297	204,484
Debt securities	135,734	150,279
Other liabilities	98,789	110,429

Total liabilities	1,689,615	1,806,571

Minority interest in subsidiaries	2,124	1,979

Commitments and Contingencies (Note 18)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 62,716,530 and 62,527,360 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	627	625
Additional paid-in capital	179,726	177,407
Retained earnings	428,424	406,822
Accumulated other comprehensive income, net of income taxes	1,899	1,292

Total stockholders’ equity	610,676	586,146

Total liabilities and stockholders’ equity	$2,302,415	$2,394,696

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Three months		Nine months

For the periods ended September 30,	2008	2007	2008	2007

Revenue
Servicing and subservicing fees	$91,298	$99,077	$290,200	$283,714
Process management fees	27,453	23,158	81,794	63,708
Other revenues	2,510	3,115	8,743	9,837

Total revenue	121,261	125,350	380,737	357,259

Operating expenses
Compensation and benefits	33,726	30,515	96,567	75,821
Amortization of servicing rights	12,106	22,022	40,712	81,810
Servicing and origination	11,540	16,738	37,589	45,666
Technology and communications	6,022	6,165	17,713	16,158
Professional services	5,973	5,756	27,058	18,718
Occupancy and equipment	5,131	7,121	17,471	18,009
Other operating expenses	2,960	3,327	9,689	6,918

Total operating expenses	77,458	91,644	246,799	263,100

Income from operations	43,803	33,706	133,938	94,159

Other income (expense)
Interest income	3,448	5,091	11,492	24,292
Interest expense	(18,418)	(17,494)	(63,698)	(47,744)
Gain (loss) on trading securities	(621)	(1,408)	(22,366)	17,672
Gain (loss) on debt repurchases	—	(3)	3,595	(3)
Loss on loans held for resale, net	(674)	(4,359)	(11,112)	(11,376)
Equity in earnings (losses) of unconsolidated entities	(2,928)	3,537	(10,628)	3,359
Other, net	(201)	(8,928)	72	(8,879)

Other expense, net	(19,394)	(23,564)	(92,645)	(22,679)

Income from continuing operations before income taxes	24,409	10,142	41,293	71,480
Income tax expense	8,662	3,882	14,119	25,015

Income from continuing operations	15,747	6,260	27,174	46,465
Loss from discontinued operations, net of income taxes	(186)	(309)	(5,572)	(943)

Net income	$15,561	$5,951	$21,602	$45,522

Basic earnings per share
Income from continuing operations	$0.25	$0.10	$0.43	$0.74
Loss from discontinued operations	—	—	(0.09)	(0.01)

Net income	$0.25	$0.10	$0.34	$0.73

Diluted earnings per share
Income from continuing operations	$0.23	$0.10	$0.42	$0.67
Loss from discontinued operations	—	(0.01)	(0.08)	(0.01)

Net income	$0.23	$0.09	$0.34	$0.66

Weighted average common shares outstanding
Basic	62,715,551	62,505,269	62,655,655	62,774,324
Diluted	69,750,889	71,130,040	69,664,324	71,638,649

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three months		Nine months

For the periods ended September 30,	2008	2007	2008	2007

Net income	$15,561	$5,951	$21,602	$45,522

Other comprehensive income, net of taxes:

Change in unrealized foreign currency translation adjustment arising during the period (1)	(88)	440	456	(63)

Less: Reclassification adjustment for foreign currency translation losses included in net income (2)	—	—	—	347

Net change in unrealized foreign currency translation adjustment	(88)	440	456	284

Change in deferred loss on cash flow hedge (3)	—	—	151	—

	(88)	440	607	284

Comprehensive income (loss)	$15,473	$6,391	$22,209	$45,806

(1)

Net of tax benefit (expense) of $63 and $(258) for the three months ended September 30, 2008 and 2007, respectively, and $(268) and $56 for the nine months ended September 30, 2008 and 2007, respectively.

(2)	Net of tax expense of $204 for the nine months ended September 30, 2007.

(3)	Net of tax expense of $88 for the nine months ended September 30, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Dollars in thousands, except share data)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total

	Common Stock

	Shares	Amount

Balance at December 31, 2007	62,527,360	$625	$177,407	$406,822	$1,292	$586,146

Net income	—	—	—	21,602	—	21,602

Issuance of common stock awards to employees	169,632	2	(137)	—	—	(135)

Exercise of common stock options	3,008	—	8	—	—	8

Expiration of common stock options (1)	—	—	1,053	—	—	1,053

Excess tax benefits related to share-based awards	—	—	3	—	—	3

Employee compensation – Share-based awards	—	—	1,324	—	—	1,324

Director’s compensation – Common stock	16,530	—	68	—	—	68

Other comprehensive income, net of income taxes	—	—	—	—	607	607

Balance at September 30, 2008	62,716,530	$627	$179,726	$428,424	$1,899	$610,676

(1)	Net of tax effect of $347 resulting from the reduction of the deferred tax asset.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the nine months ended September 30,	2008	2007

Cash flows from operating activities
Net income	$21,602	$45,522
Adjustments to reconcile net income to net cash provided (used) by operating activities
Amortization of mortgage servicing rights	40,712	81,810
Premium amortization (discount accretion) on securities, net	109	(2,847)
Depreciation and other amortization	9,599	6,873
Provision for bad debts	872	784
Impairment of mortgage servicing assets	1,401	—
Impairment of investment in Bankhaus Oswald Kruber GmBH & Co. KG	4,980	—
Loss (gain) on trading securities	22,366	(17,672)
Loss on loans held for resale, net	11,112	11,376
Loss on redemption of certificates of deposit	—	8,673
Equity in (earnings) losses of unconsolidated entities	10,628	(3,359)
Gain on repurchase of debt	(3,595)	—
Net cash provided (used) by trading activities	(238,303)	93,034
Net cash provided by loans held for resale activities	5,641	387
Excess tax benefits related to share-based awards	(3)	(606)
Decrease (increase) in advances and match funded advances	207,405	(240,254)
Decrease in deferred tax asset	7,400	4,663
Decrease (increase) in receivables and other assets, net	19,851	(19,950)
Decrease in servicer liabilities	(94,187)	(213,736)
Decrease in other liabilities, net	(10,241)	(14,301)
Other	3,879	2,433

Net cash provided (used) by operating activities	21,228	(257,170)

Cash flows from investing activities
Purchase of mortgage servicing rights	(3,638)	(108,668)
Proceeds from the sale of mortgage servicing rights	5,985	—
Redemption of certificates of deposit	—	66,260
Return of investment in BMS Holdings, Inc.	—	45,894
Distributions from Ocwen Structured Investments, LLC and Ocwen Nonperforming Loans, LLC and related entities	32,748	—
Investment in Ocwen Structured Investments, LLC	—	(37,500)
Investment in Ocwen Nonperforming Loans, LLC and related entities	(1,250)	(18,083)
Cash paid to acquire NCI Holdings, Inc., net of cash acquired	—	(48,918)
Additions to premises and equipment	(4,566)	(3,192)
Proceeds from sales of real estate	6,003	1,882
Other	154	1,545

Net cash provided (used) by investing activities	35,436	(100,780)

Cash flows from financing activities
Proceeds from (repayment of) match funded liabilities, net	(17,313)	184,276
Proceeds from (repayment of) lines of credit and other secured borrowings, net	(195,717)	93,466
Repurchase of debt securities	(10,797)	(50)
Proceeds from investment line, net	215,220	—
Excess tax benefits related to share-based awards	3	606
Repurchase of common stock	—	(14,520)
Exercise of common stock options	3	1,529

Net cash provided (used) by financing activities	(8,601)	265,307

Net increase (decrease) in cash	48,063	(92,643)
Cash at beginning of period	114,243	236,581

Cash at end of period	$162,306	$143,938

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Dollars in thousands, except share data)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

          Ocwen Financial Corporation (“OCN”), through its subsidiaries, is a business process outsourcing (“BPO”) provider to the financial services industry specializing in loan servicing, mortgage fulfillment and receivables management services. At September 30, 2008, OCN owned all of the outstanding stock of its primary subsidiaries: Ocwen Loan Servicing, LLC (“OLS”), Ocwen Financial Solutions, Private Limited (“OFSPL”), Investors Mortgage Insurance Holding Company and NCI Holdings, Inc. (“NCI”). OCN also owns 70% of Global Servicing Solutions, LLC (“GSS”) with the remaining 30% minority interest held by ML IBK Positions, Inc.

Basis of Presentation

          The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (“SEC”) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2008. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

          The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly significant in the near or medium term relate to our determination of the valuation of securities, loans held for resale, mortgage servicing rights (“MSRs”), intangibles and the deferred tax asset.

          Certain amounts included in our 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation, including the reclassification of charge-offs of loans held for resale. These charge-offs, totaling $1,885 and $6,209 for the three and nine months ended September 30, 2007, were reclassified from other operating expenses to loss on loans held for resale, net, in the consolidated statements of operations.

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

          As of September 30, 2008, we have included six VIEs in our interim consolidated financial statements. Three of these entities are significant to our consolidated financial statements.

          We include the assets and liabilities and the results of operations of Ocwen Servicer Advance Receivables Funding Company Ltd. (“OSARFC”) in our consolidated financial statements. OSARFC is a special purpose entity, and we are the primary beneficiary. The holders of the debt issued by OSARFC can look only to the assets of OSARFC for satisfaction of the debt and have no recourse against OCN. As of September 30, 2008, OSARFC had assets of $446,036, including $444,672 of servicing advances that were pledged to secure the debt of $392,746 issued by OSARFC.

          We also include in our consolidated financial statements two additional SPEs that were created to acquire advances from OLS and to securitize the advances by issuing debt that is secured by the advances: Ocwen Servicer Advance Funding (Wachovia), LLC (“OSAFW”) and Ocwen Servicer Advance Variable Funding Issuer (DB), LLC (“OSAVFI”). We evaluated both entities as VIEs and determined that we are the primary beneficiary. Holders of the debt issued by these two entities can look only to the assets of the entities for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment by OSAFW of its obligations under the securitization documents. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period. As of September 30, 2008, OSAFW had total assets of $251,502, including $250,949 of servicing advances that were pledged to secure the $230,976 of debt issued by OSAFW. Similarly, at September 30, 2008, OSAVFI had total assets of $246,758 including $245,168 of servicing advances that were pledged to secure the $217,312 of debt issued by OSAVFI.

          OCN holds approximately a 46% interest in BMS Holdings, Inc. (“BMS Holdings”), a 25% interest in Ocwen Structured Investments, LLC (“OSI”) and approximately a 25% interest in Ocwen Nonperforming Loans, LLC (“ONL”) and Ocwen REO, LLC (“OREO”). We account for our investments in these entities using the equity method of accounting. We discontinue the equity method of accounting if our share of losses reduces our investment to zero unless we have guaranteed obligations or are otherwise committed to provide further financial support to the investee. If the investee subsequently reports net income, we will only continue the equity method after our share of net income equals the share of net losses not recognized during the periods the equity method was suspended.

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

          SFAS No. 157, “Fair Value Measurements.” The FASB issued SFAS No. 157 in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. The statement establishes a fair value hierarchy that distinguishes between (1) quoted prices in an active market, (2) observable market data from sources independent of the reporting entity and (3) unobservable inputs. In all instances, the use of an exit price or a sale price is emphasized by the statement. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our consolidated balance sheet or consolidated statement of operations other than the additional disclosures that are contained in Note 3.

          In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). In accordance with this FSP, we did not apply the provisions of SFAS No. 157 to goodwill and intangibles.

          In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies, without changing the definition of fair value as defined in SFAS No. 157, that in determining fair value for a financial asset in an inactive market, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. The FSP was effective upon issuance, including prior periods for which the financial statements have not been issued. We considered the guidance provided by FSP No. 157-3 in the determination of the estimated fair values of our investments in auction rate securities, subordinate and residual securities and loans held for resale. The adoption of this FSP did not have a material impact on our consolidated balance sheet or consolidated statement of operations.

          SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159 on January 1, 2008, we did not elect the fair value option for any instrument we do not currently measure at fair value; therefore, the adoption did not have an impact on our consolidated balance sheet or consolidated statement of operations.

          SFAS No. 141 (R), “Business Combination — a replacement of FASB Statement No. 141.” SFAS No. 141 (R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at the full amounts of their fair values, with limited exceptions specified in the statement. If the business combination is achieved in stages (a step acquisition), an acquirer is also required to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The statement eliminates SFAS No. 141’s acquisition cost-allocation process. The statement requires the acquirer to recognize restructuring and acquisition costs separately from the business combination. The statement also requires the disclosure of information necessary to understand the nature and effect of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009 with early adoption prohibited.

          SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51.” The FASB issued SFAS No. 160 on December 4, 2007. The statement establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. The statement clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such a gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. The statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year. We are currently evaluating the impact that SFAS No. 160 will have on our consolidated financial statements; however, because the outstanding non-controlling interests in our subsidiaries are not significant we do not expect the implementation of SFAS No. 160 to have a material impact on our consolidated balance sheets or statements of operations.

          SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” The FASB issued SFAS No. 161 in March 2008. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Under this statement, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The statement must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 fiscal year, with early application encouraged. The adoption of SFAS No. 161 will not have an effect on our consolidated balance sheets or statements of operations but may require additional disclosures.

          Proposed amendment of SFAS No. 140 and FIN 46(R) and issuance of FSP No. FAS 140-e and FIN 46(R)-e. In April 2008, the FASB voted to eliminate the QSPE concept from SFAS No. 140 and to remove the scope exception for QSPEs from FIN 46(R). During September 2008, the FASB issued three separate but related exposure drafts for public comment. The proposed FASB Statements address amendments to SFAS No. 140 and to FIN 46(R). Proposed FASB Staff Position FAS 140-e and FIN 46 (R)-e, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities, addresses related disclosure requirements for public entities. The proposed changes will require an analysis of VIEs previously accounted for as QSPEs, and therefore currently exempt from the consolidation provisions of FIN 46(R), for consolidation according to the provisions of FIN 46(R). The proposed changes will also require a revision of the current risk and rewards consolidation model to a qualitative model based on control.

          The purpose of the proposed FSP is to require improved disclosures by public entities until the pending amendments to FASB Statement No. 140 and FASB Interpretation No. 46(R) are effective. This proposed FSP would amend SFAS No. 140 and FIN 46(R) to require enhanced disclosures by public entities about transfers of financial assets and interests in VIEs. Additionally, the proposed FSP would require certain disclosures by a public entity that is (a) a sponsor that has a variable interest in a VIE (irrespective of the significance of the variable interest) and (b) an enterprise that holds a significant variable interest in a QSPE but was not the transferor of financial assets to the QSPE.

          The proposed amendments to SFAS No. 140 are to be applied in fiscal years beginning after November 15, 2009. Transition disclosures would be provided for QSPEs during the one-year deferral period.

          We have retained investments in certain subordinate and residual securities in connection with loan securitization transactions completed in prior years (primarily 2006). As a result, if the proposed amendments become final, we will be required to analyze the VIEs previously accounted for as QSPEs to determine if consolidation of the assets and liabilities is appropriate in accordance with the provisions of FIN 46(R) for the year beginning January 1, 2010. Our subordinate and residual securities at September 30, 2008 include retained interests with a fair value of $381.

          FSP No. APB-14, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption of this FSP, we will recognize a discount to reduce the carrying value of the 3.25% convertible notes component of our debt securities and an offsetting increase to stockholders’ equity. Although we have not yet determined the amounts, due to the retrospective accretion of the resulting debt discount to interest expense over the expected life of the notes our consolidated balance sheet will reflect an adjustment to opening retained earnings on January 1, 2009, and our consolidated statements of operations will reflect increased non-cash interest expense.

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

          We classify assets in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth assets and liabilities measured at fair value at September 30, 2008, categorized by input level within the fair value hierarchy:

	Carrying value	Level 1	Level 2	Level 3

Measured at fair value on a recurring basis:
Trading securities (1):
Investment grade auction rate	$253,944	$—	$—	$253,944
Subordinates and residuals	4,239	—	—	4,239
Derivative financial instruments, net (2)	1,169	6	—	1,163
Measured at fair value on a non-recurring basis:
Loans held for resale (3)	55,642	—	37,122	18,520
Residential MSRs (4)	2,655	—	2,655	—

(1)	We account for trading securities at fair value. We report changes in fair value in gain (loss) on trading securities in the period of the change.

(2)

Derivative financial instruments consist of interest rate caps that we use to protect against our exposure to rising interest rates on two of our match funded variable funding notes and foreign currency futures contracts that we use to hedge our net investment in Bankhaus Oswald Kruber GmbH & Co. KG (“BOK”), our wholly-owned German banking subsidiary, against adverse changes in the value of the Euro versus the U.S. Dollar. The interest rate caps are classified within Level 3 of the fair value hierarchy and the futures contracts within Level 1. See Note 16 for additional information on our derivative financial instruments at September 30, 2008.

(3)

Loans held for resale are measured at fair value on a non-recurring basis. At September 30, 2008, the carrying value of loans held for resale is net of a valuation allowance of $16,405. We estimate the fair value of uncommitted non-performing loans (those for which we have not received a purchase commitment) based on the expected future cash flows discounted using a rate commensurate with the risks involved.

(4)

The carrying value of MSRs at September 30, 2008 is net of a valuation allowance for impairment of $1,401 established during the third quarter of 2008. The valuation allowance related exclusively to the high-loan-to-value stratum of our residential MSRs. The estimated fair value exceeded amortized cost for all other strata. See Note 8 for additional information on MSRs.

          The following table sets forth a reconciliation of the changes in fair value during the three and nine months ended September 30, 2008 of our Level 3 assets that we measure at fair value on a recurring basis:

	Fair value at beginning of period	Purchases, collections and settlements, net(1)	Total realized and unrealized gains and (losses)	Transfers in and/or out of Level 3	Fair value at September 30, 2008

Three months:
Trading securities:
Investment grade auction rate	$254,745	$(801)	$—	$—	$253,944
Subordinates and residuals	4,860	—	(621)	—	4,239

Derivative financial instruments	1,326	—	(163)	—	1,163

Nine months:
Trading securities:
Investment grade auction rate	$—	$270,313	$(16,369)	$—	$253,944
Subordinates and residuals	7,362	22	(3,145)	—	4,239

Derivative financial instruments	4,867	(7,063)	3,359	—	1,163

(1)	Purchases, collections and settlements, net, related to trading securities exclude interest received.

NOTE 4	DISCONTINUED OPERATIONS

          In the fourth quarter of 2007, management of OCN approved and committed to a plan to sell its investment in BOK, and accordingly, its operations have been reclassified in the accompanying consolidated financial statements as discontinued. For segment reporting purposes, the operations of BOK are included in Corporate Items and Other. We recorded a charge of $4,980 in the second quarter of 2008 that included the impairment of the remaining $3,423 carrying value of goodwill and intangibles, a $1,377 write-down of receivables and a $180 write-down of premises and equipment. We recorded no additional write-downs in the third quarter of 2008. We continue to actively market BOK and have received proposals that are in excess of the current book value but are non-binding and subject to due diligence. We expect to reach an agreement of sale (subject to regulatory approval) of our investment in 2008.

          Results of BOK’s operations for the three and nine months ended September 30 are as follows:

	Three months		Nine months

	2008	2007	2008	2007

Revenue	$68	$102	$339	$233
Operating expenses	593	608	6,891	1,728

Loss from operations	(525)	(506)	(6,552)	(1,495)
Other income, net	339	197	980	552

Loss before income taxes	(186)	(309)	(5,572)	(943)
Income tax expense (benefit)	—	—	—	—

Net loss	$(186)	$(309)	$(5,572)	$(943)

          The following table presents BOK’s assets and liabilities at the dates indicated:

	September 30, 2008	December 31, 2007

Cash	$5,227	$8,338
Trading securities, at fair value	—	537
Receivables	11,232	9,968
Goodwill and intangibles	—	3,423
Other	42	268

Total assets	$16,501	$22,534

Total liabilities (including customer deposits of $6,983 and $7,439)	$7,600	$7,866

NOTE 5	TRADING SECURITIES

          Trading securities consisted of the following at the dates indicated:

	September 30, 2008	December 31, 2007

Investment grade auction rate (Corporate Items and Other)	$253,944	$—

Other investment grade (Corporate Items and Other):
Collateralized mortgage obligations (“CMOs”)	$—	$33,171
Other	—	1,705

	$—	$34,876

Subordinates and residuals:
Loans and Residuals:
Single family residential	$4,055	$7,016
Corporate Items and Other:
Single family residential	184	296
Commercial	—	50

	$4,239	$7,362

          Gain (loss) on trading securities for the three and nine months ended September 30 was comprised of the following:

	Three months		Nine months

	2008	2007	2008	2007

Unrealized losses (1)	$(621)	$(1,049)	$(20,670)	$(7,621)
Realized gains (losses) (2)	—	(359)	(1,696)	25,293

	$(621)	$(1,408)	$(22,366)	$17,672

(1)

Unrealized losses for 2008 include $15,707 recognized during the first six months related to auction rate securities. We did not record any unrealized losses on auction rate securities during the third quarter of 2008.

(2)

During the second quarter of 2007, we sold residual securities that were backed by subprime residential loans originated in the United Kingdom (the “UK residuals”) and realized a gain of $25,587 in our Loans and Residuals segment.

Investment Grade Auction Rate Securities

          Under our Investment Line agreements, we borrowed funds each month under a revolving demand note equal to our projected average float balance and invested those funds in certain permitted investments. The custodial funds comprising most of the float balance remained on deposit in bank accounts that meet the requirements of each trust. The terms of the Investment Line required that we sell the investments and repay the associated borrowings prior to the end of each quarter.

          During the first quarter of 2008, we invested Investment Line borrowings in AAA-rated auction rate securities backed by student loans originated under the U. S. Department of Education’s Federal Family Education Loan Program. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process that typically occurs every 7 to 35 days. The underlying student loans backing the auction rate securities carry a guarantee of no less than 97% of the unpaid principal balance in the event of default. The auction rate securities that we hold are in the senior-most position and are smaller in amount than the federally guaranteed portion of the underlying loans. Historically, the par value of auction rate securities approximated fair value due to the frequent auctions of these securities at par. In the first quarter of 2008, the auction rate security market began experiencing levels of illiquidity, and auctions began to fail because there were not enough orders to purchase all of the securities being sold at the auction. As a result, we have been unable to liquidate our holdings. Within the context of a failed auction, the issuer pays the investor a “fail rate” penalty interest until the auction returns to clearing status, the notes mature at par or the notes are called or redeemed.

          On August 28, 2008, Moody’s Investors Services, Inc. announced that it had downgraded several tranches of auction rate securities. Auction rate securities we hold with a par value of $70,350 at September 30, 2008 were affected by this ratings action and were downgraded to a rating of ‘Baa’. The AAA ratings from both Standard and Poor’s Ratings Services and Fitch Ratings have not been revised. To date we have received all interest payments when due.

          Because sufficient liquidity has not returned to the auction rate securities market, we were unable to liquidate our entire investment prior to September 30, 2008. We estimated the fair value of the auction rate securities based on actual sales and redemptions of the auction rate securities that we hold and a discounted cash flow analysis.

          The discounted cash flow analysis included the following range of assumptions at September 30, 2008:

•	Expected term	15 - 27 months
•	Illiquidity premium	1.91% - 2.08%
•	Discount rate	3.03% - 6.73%

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

          During the nine months ended September 30, 2008, issuers have called at par notes with a face value of $3,799, including $800 during the third quarter. During the second quarter of 2008, we sold notes with a face value $27,350 at a discount to par of 5.5%. There were no sales during the third quarter. The amount outstanding under the Investment Line term note that finances the auction rate securities represented 80% of the face value of the auction rate securities at September 30, 2008. See Note 13 for a more detailed discussion and status of the Investment Line.

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

          We estimate the fair value of our subordinate and residual securities based on the present value of expected future cash flows. Significant assumptions used in the discounted cash flow model include discount, delinquency and cumulative loss rates as well as prepayment speeds associated with the loans underlying mortgage backed securities. Discount rates for the subordinate and residual securities range from 21% to 30% and are determined based upon an assessment of prevailing market conditions and prices for similar assets. We project the delinquency, loss and prepayment assumptions based on a comparison to actual historical performance curves, adjusted for prevailing market conditions. Peak delinquency assumptions range from 21% to 40%, and loss assumptions range from 13% to 21%. Average prepayment assumptions range from 10% to 15%.

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

          Advances consisted of the following at the dates indicated:

	September 30, 2008	December 31, 2007

Servicing:
Principal and interest	$42,554	$111,199
Taxes and insurance	38,185	77,431
Foreclosures and bankruptcy costs	31,095	45,269
Real estate servicing costs	13,969	34,537
Other	8,711	17,493

	134,514	285,929
Loans and Residuals	5,451	6,872
Corporate Items and Other	114	86

	$140,079	$292,887

          At September 30, 2008, no advances were pledged under the senior secured credit agreement as this facility was converted to a term note secured only by MSRs in August 2008. See Note 12 for additional information regarding this term note.

NOTE 7	MATCH FUNDED ADVANCES

          Match funded advances on residential loans serviced for others are comprised of the following at the dates indicated:

	September 30, 2008	December 31, 2007

Principal and interest	$598,858	$659,207
Taxes and insurance	301,732	281,062
Foreclosures and bankruptcy costs	74,090	86,384
Real estate servicing costs	76,555	80,785
Other	19,664	18,659

	$1,070,899	$1,126,097

          Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We made these transfers under the terms of four advance facility agreements. We have either retained control of the advances, or the advances were transferred to trusts that are not QSPEs under SFAS No. 140. As a result, we include the SPEs in our Consolidated Financial Statements. The match funded advances are owned by the SPEs and are not available to satisfy general claims of our creditors. Conversely, the holders of the debt issued by the SPEs generally can look only to the assets of the issuer for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations of the issuer under the match funded facility that we executed in April 2008. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period.

NOTE 8	MORTGAGE SERVICING RIGHTS

	Residential	Commercial	Total

Carrying value of MSRs:
Balance at December 31, 2007	$191,935	$5,360	$197,295
Purchases	3,638	—	3,638
Sales	—	(5,036)	(5,036)
Servicing transfers and adjustments	(3,500)	(50)	(3,550)
Amortization	(40,438)	(274)	(40,712)
Impairment	(1,401)	—	(1,401)

Balance at September 30, 2008	$150,234	$—	$150,234

Estimated fair value of MSRs:
September 30, 2008	$186,159	$—	$186,159
December 31, 2007	$271,108	$5,781	$276,889

Unpaid principal balance of assets serviced:
September 30, 2008:
Servicing	$31,719,060	$—	$31,719,060
Subservicing (1)	10,729,971	1,320,076	12,050,047

	$42,449,031	$1,320,076	$43,769,107

December 31, 2007:
Servicing	$38,005,999	$2,385,343	$40,391,342
Subservicing (1)	15,539,986	2,764,634	18,304,620

	$53,545,985	$5,149,977	$58,695,962

(1) Unpaid principal balance (“UPB”) serviced under subservicing agreements includes $694,663 and $798,148 of foreclosed residential properties serviced for the United States Department of Veterans Affairs (“VA”) at September 30, 2008 and December 31, 2007, respectively. We elected to allow our contract with the VA to expire in July 2008. Transition of the remaining properties to the new service provider was completed in October 2008.

          We service residential mortgage loans and real estate that we do not own under contractual servicing agreements. We generally obtain MSRs by purchasing them from the owners of the mortgages. We also enter into subservicing agreements with entities that own the servicing rights. Residential assets serviced consist almost entirely of mortgage loans, primarily subprime, but also include real estate. Assets serviced for others are excluded from our balance sheet. Custodial accounts, which hold funds representing collections of principal and interest plus tax and insurance payments that we have received from borrowers, are escrowed with an unaffiliated bank and excluded from our balance sheet. Custodial accounts amounted to $341,000 and $356,700 at September 30, 2008 and December 31, 2007, respectively. An agreement between the various parties to a mortgage securitization transaction typically specifies the rights and obligations of servicing rights which include guidelines and procedures for servicing the loans including remittance and reporting requirements, among other provisions.

          We estimate the fair value of our servicing rights by discounting the future underlying servicing cash flows. The more significant assumptions used in the September 30, 2008 valuation (depending on loan type) include long-term prepayment speeds ranging from 15.2% to 27.5% and delinquency rates ranging from 15.3% to 23.5%. Other assumptions include an interest rate of one-month LIBOR plus 300 basis points for computing the cost of servicing advances, an interest rate equal to one-month LIBOR minus 20 basis points for computing float earnings and a discount rate of 18%.

          As of September 30, 2008, we established a valuation allowance for impairment of $1,401 on the high-loan-to-value stratum of our mortgage servicing rights as the external valuation that we consider in our impairment analysis fell below the carrying value due primarily to the declining market value for rights to service second liens. The external valuation reflects industry averages for delinquencies on loans in the second lien position that are higher than those experienced by our servicing portfolio. We may adjust this valuation allowance in the future, as the estimated fair value increases or decreases. For all other strata, the external valuation was above the carrying value at September 30, 2008.

          As of September 30, 2008, MSRs with a carrying value of $147,735 had been pledged as collateral for borrowings under the senior secured credit agreement.

NOTE 9	INVESTMENT IN UNCONSOLIDATED ENTITIES

	September 30, 2008	December 31, 2007

Asset Management Vehicles:
Investment in OSI (1)	$20,851	$37,189
Investment in ONL and affiliates (2)	11,555	33,531

	32,406	70,720
Technology Products:
Investment in BMS Holdings (4)	—	5,666

Corporate Items and Other	79	79

	$32,485	$76,465

          Equity in earnings (losses) of unconsolidated entities was as follows for the periods ended September 30:

	Three months		Nine months

	2008	2007	2008	2007

OSI (1) (3)	$(1,864)	$1,169	$(3,411)	$1,169
ONL and affiliates (2) (3)	(1,064)	—	(1,551)	—
BMS Holdings (4)	—	2,368	(5,666)	2,190

	$(2,928)	$3,537	$(10,628)	$3,359

(1) Our investment in OSI represents a 25% equity interest. OSI invests in the lower tranches and residuals of residential mortgage-backed securities, the related mortgage servicing rights and other similar assets. During 2008, we have received distributions from OSI totaling $12,000, all during the third quarter. Our remaining commitment to invest up to an additional $37,500 in OSI expired on September 18, 2008.

(2) Our investments in ONL and OREO represent equity interests of approximately 25%. On July 18, 2008, Nonperforming Loan Company I, LLC (“NPL”) merged with and into ONL, with ONL as the surviving entity. At the time of the transaction, we had a 25% equity interest in NPL. Subsequent to this consolidation, we sold a 0.2% equity interest in both ONL and OREO to another investor. We recognized a gain of $68 on the sale of our ownership interests. ONL resolves non-performing loans purchased at a discount. OREO purchases real estate for sale, including real estate that ONL may obtain through foreclosure. During the first nine months of 2008, we have received distributions totaling $20,748 from ONL and OREO and invested an additional $1,250 in OREO. We have a remaining commitment, which expires on September 13, 2010, to invest up to an additional $37,423 in ONL and OREO, collectively.

(3) OLS earns loan servicing and management fees from OSI and from ONL and affiliates. In determining the amount of consolidated equity in earnings to recognize, we add back our share of the loan servicing and management fee expense recognized by OSI and ONL and affiliates. During the first nine months of 2008, OLS earned $2,542 and $2,997 of loan servicing fees and management fees, respectively, from OSI and from ONL and affiliates. On a consolidated basis, we have recognized approximately 75% of the loan servicing and management fee revenue.

(4) Our investment in BMS Holdings represents an equity interest of approximately 46%. During the second quarter of 2008, our share of the losses of BMS Holdings reduced our investment to zero. Because we are not required to advance funds to BMS Holdings to finance operations, and we are not a guarantor of any obligations of BMS Holdings, we suspended the application of the equity method of accounting for our investment in BMS Holdings. For the third quarter of 2008, BMS Holdings reported a loss, and therefore, we did not resume application of the equity method of accounting.

NOTE 10	OTHER ASSETS

          Other assets consisted of the following at the dates indicated:

	September 30, 2008	December 31, 2007

Debt service accounts (1)	$68,337	$77,819
Interest earning collateral deposits	14,116	8,947
Real estate	10,708	11,483
Deferred debt related costs, net	8,185	11,446
Prepaid expenses and other	6,159	9,091

	$107,505	$118,786

(1) Under our four match funded advance funding facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balance also includes amounts that have been set aside from the proceeds of our four match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. These funds are held in interest earning accounts.

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

Borrowing Type	Interest Rate (1)	Maturity	Amortization Date	Unused Borrowing Capacity	Balance Outstanding

					September 30, 2008	December 31, 2007

Variable Funding Note Series 2007-1	Commercial paper rate + 200 basis points (2)	November 2013	December 2008 (2)	$78,198	$221,802	$218,590
Term Note Series 2004 -1	1-Month LIBOR + 50 basis points	October 2013	January 2008 (3)	—	—	100,000
Term Note Series 2005 -1	1-Month LIBOR + 40 basis points	March 2014	May 2008 (4)	—	—	75,000
Term Note Series 2006 -1	5.335%	November 2015 (5)	November 2009	—	165,000	165,000
Variable Funding Note (6)	Commercial paper rate + 150 basis points (6)	December 2013	December 2010	32,688	217,312	124,038
Variable Funding Note (7)	1-Month LIBOR + 500 basis points (7)	March 2011	March 2008 (7)	—	—	174,581
Advance Receivable Backed Notes	1-Month LIBOR + 200 basis points	February 2011 (8)	February 2009	55,442	144,558	139,752
Advance Receivable Backed Notes	1-Month LIBOR + 250 basis points	April 2009	April 2009	69,024	230,976	—

				235,352	979,648	996,961
Basis adjustment (5)				—	5,668	4,442

				$235,352	$985,316	$1,001,403

(1) 1-Month LIBOR was 3.93% and 4.60% at September 30, 2008 and December 31, 2007, respectively.

(2) The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 200 basis points which has approximated LIBOR plus 200 basis points over time. On October 30, 2008, the amortization date for this note was extended through December 3, 2008. Following this extension, this note may be renewed for a longer period at the current amount, reduced to a lesser amount or allowed to enter its amortization period.

(3) The amortization period for this note began in January 2008, and by March 2008, we repaid the note in full.

(4) The amortization period for this note began in May 2008, and we repaid the note in full in August 2008.

(5) We previously carried this note on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established in December 2006 using an interest rate swap. We terminated the swap agreement in February 2008 and began amortizing the basis adjustment to earnings over the expected remaining term of the note.

(6) The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 150 basis points which has approximated 1-Month LIBOR plus 150 basis points over time.

(7) In March 2008, we elected not to renew or extend this facility, and the amortization period for this note began. The interest rate increased from 1-Month LIBOR plus 200 basis points to 1-Month LIBOR plus 500 basis points on January 1, 2008. By April 2008, we repaid this note in full and moved all remaining collateral to a new $300,000 match funded advance facility that closed in April 2008.

(8) In February 2008, we negotiated an increase in the maximum borrowing capacity from $140,000 to $200,000 and extended the stated maturity to February 2011 and the amortization date to February 2009.

NOTE 12	LINES OF CREDIT AND OTHER SECURED BORROWINGS

          Secured lines of credit from various unaffiliated financial institutions are as follows:

Borrowings	Collateral	Interest Rate (1)	Maturity	Unused Borrowing Capacity	Balance Outstanding

					September 30, 2008	December 31, 2007

Servicing:
Senior secured credit agreement (2)	MSRs, advances, receivables and mortgage loans	1-Month LIBOR +150 – 200 basis points (2)	February 2010 (2)	$—	$118,985	$260,976

Loans and Residuals:
Repurchase agreement	Loans held for resale or real estate	1-Month LIBOR + 800 basis points (3)	September 2008 (3)	—	—	46,173
Class A-1 notes (3)	Loans held for resale and real estate	1-Month LIBOR + 600 basis points	April 2037	—	20,999	—
Repurchase agreement	Residual trading securities	1-Month LIBOR + 250 basis points	N/A	—	—	170
Repurchase agreement	Residual trading securities	1-Month LIBOR +125 basis points	April 2036	—	—	129

				—	20,999	46,472

Mortgage Services:
Senior secured credit agreement (4)	Commercial MSRs and advances	Prime or prime + 37.5 basis points	August 2008	—	—	4,090

Financial Services:
Revolving note	Receivables	1, 3, 6 or 12-Month LIBOR + 200 basis points or Prime less 100 basis points	July 2011	5,725	4,275	—
Senior notes	Various	10.25%	January 2008	—	—	147

				5,725	4,275	147

Corporate Items & Other:
Repurchase agreement (5)	Securities	5.12 – 5.40%	N/A	—	—	28,291

				$5,725	$144,259	$339,976

(1) 1-Month LIBOR was 3.93% and 4.60% at September 30, 2008 and December 31, 2007, respectively.

(2) The interest incurred on this facility is based on LIBOR plus 150 basis points to 200 basis points depending on the type of collateral pledged but may be reduced to as low as 1.50% to 2.00% to the extent that we have available balances on deposit with the lender. We did not renew this agreement prior to its maturity in August 2008. However, we did exercise the option contained in the facility for an 18-month term note to finance the MSRs. We transferred the advance collateral to existing match funded facilities.

(3) We did not renew this repurchase agreement upon maturity in September 2008. The repurchase agreement was secured by A-rated securities we issued in 2007 in connection with the transfer of loan and real estate collateral to OREALT, a bankruptcy remote VIE that we consolidate. In August 2008, we sold a portion of these A-rated securities with a face value of $23,200 to a third party. The notes were sold net of a discount of $928 which is being amortized to interest expense over the estimated remaining life of the notes.

(4) This facility was terminated in May 2008, when we sold the commercial MSRs that were pledged as collateral.

(5) We repaid this agreement in full in April 2008 when we sold the CMOs that were pledged as collateral.

NOTE 13	INVESTMENT LINE

          Under this agreement, we borrowed funds each month under a revolving demand note equal to the projected average float balance and invested those funds in certain permitted investments. The custodial funds comprising most of the float balance remained on deposit in bank accounts that meet the requirements of each trust. The terms required that we sell the investments and repay the associated borrowings prior to the end of each quarter.

          As a result of failed auctions in the first quarter of 2008, we were unable to fully liquidate our investment in auction rate securities. On March 28, 2008, we executed an amendment to the Investment Line that eliminated the requirement that borrowings be repaid at quarter end, increased the annual interest rate from 0.1% to 0.35% and limited borrowings to $355,000. We recognized these securities and a corresponding liability on our balance sheet in the first quarter. On June 30, 2008, we executed an extension of this agreement through July 13, 2008.

          On July 10, 2008, in addition to further reducing the borrowing limit under the revolving demand note to $120,000, we executed another amendment to the Investment Line that created a new term note which is secured by our investment in the auction rate securities. Interest on the term note is 0.35% on that portion of the outstanding balance that does not exceed the amount of demand balances on deposit with the lender. For any portion of the outstanding balance of the term note that is in excess of the demand deposits, the interest rate is 1-month LIBOR plus 35 basis points.

          The new term note finances the auction rate securities at a rate of approximately 85% of face value at the time that the note was executed, and it matures on June 30, 2009. The maximum borrowing was reduced to 80% on September 30, 2008 and will be further reduced to 75% on December 31, 2008 and 70% on March 30, 2009. Under the new term note, we receive the interest on the auction rate securities while the proceeds from the redemption or sale of auction rate securities are applied to the outstanding balance. If the proceeds are below the then-effective maximum borrowing percentage, we are required to make up the shortfall. If the application of proceeds to the outstanding balance results in the total outstanding balance of this note falling below 70% of the face value of the auction rate securities held, we receive one-half of sales or redemptions and the remainder is used to pay down the Investment Line. We intend to fund the two remaining reductions in the maximum borrowing rate using cash generated from operations. Through September 30, 2008, we made payments totaling $84,744 that reduced the Investment Line obligation to $215,220 and the finance rate to 80% of face value.

          On September 30, 2008, when the revolving demand note expired, we repaid the borrowings in full using proceeds received from the liquidation of the investments.

NOTE 14	SERVICER LIABILITIES

          Servicer liabilities represent amounts that we have collected, primarily from residential borrowers whose loans we service, that will be deposited in custodial accounts, paid directly to an investment trust or refunded to borrowers. The following sets forth the components of servicer liabilities at the dates indicated:

	September 30, 2008	December 31, 2007

Borrower payments due to custodial accounts	$23,415	$120,507
Escrow payments due to custodial accounts	5,389	7,410
Partial payments and other unapplied balances	81,493	76,567

	$110,297	$204,484

NOTE 15	BASIC AND DILUTED EARNINGS PER SHARE

          Basic EPS excludes common stock equivalents and is calculated by dividing net income by the weighted average number of common shares outstanding during the period. We calculate diluted EPS by dividing net income, as adjusted to add back interest expense net of tax on the 3.25% Contingent Convertible Senior Unsecured Notes (“Convertible Notes”), by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and the Convertible Notes. The following is a reconciliation of the calculation of basic EPS to diluted EPS for the three and nine months ended September 30:

	Three months		Nine months

	2008	2007	2008	2007

Basic EPS:
Net income	$15,561	$5,951	$21,602	$45,522

Weighted average shares of common stock	62,715,551	62,505,269	62,655,655	62,774,324

Basic EPS	$0.25	$0.10	$0.34	$0.73

Diluted EPS:
Net income	$15,561	$5,951	$21,602	$45,522
Interest expense on Convertible Notes, net of income tax (1)	545	629	1,751	1,886

Adjusted net income	$16,106	$6,580	$23,353	$47,408

Weighted average shares of common stock	62,715,551	62,505,269	62,655,655	62,774,324
Effect of dilutive elements:
Convertible Notes (1)	6,767,053	7,962,205	6,767,053	7,962,205
Stock options (2)	252,251	548,597	219,214	837,870
Common stock awards	16,034	113,969	22,402	64,250

Dilutive weighted average shares of common stock	69,750,889	71,130,040	69,664,324	71,638,649

Diluted EPS	$0.23	$0.09	$0.34	$0.66

(1) The effect of our Convertible Notes on diluted EPS is computed using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, is added back to net income.

(2) Excludes an average of 3,412,757 and 1,657,045 of options that were anti-dilutive for the third quarter of 2008 and 2007, respectively, because their exercise price was greater than the average market price of our stock. Year to date, an average of 3,059,532 and 932,130 of options were anti-dilutive for 2008 and 2007, respectively.

          On July 14, 2008, the Compensation Committee of OCN’s Board of Directors approved an equity incentive program pursuant to which eight members of our senior management team were granted options to purchase a total of 6,840,000 shares of OCN’s common stock under the 2007 Equity Incentive Plan. Of the 6,840,000 shares granted, the grant of 310,000 shares to one member of senior management is contingent upon the occurrence of certain corporate events. The stock options have a contractual term of ten years.

          The options have an exercise price of $8.00 per share, which was approximately 40% higher than the closing price of OCN’s stock on the day of the Compensation Committee’s approval. The vesting schedule for the options has a time-based component, in which 25% of the options vest in equal increments over four years, and a market-based component, in which up to 75% of the options could vest in equal increments over four years commencing upon the achievement of certain performance criteria related to OCN’s stock price and annualized rate of return to investors. Two-thirds of the market-based options would begin to vest over four years if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third of the market-based options would begin to vest over four years if the stock price realizes a 25% gain, so long as it is at least triple the exercise price.

          Compensation expense related to this option grant totaled $281 for the third quarter of 2008 and was measured based on the grant-date fair value of the options. The fair value of the time-based options was determined using the Black-Scholes options pricing model. A lattice (binomial) model was used to determine the fair value of the market-based options.

NOTE 16	DERIVATIVE FINANCIAL INSTRUMENTS

          The following table summarizes our use of derivative financial instruments during the nine months ended September 30, 2008:

	Notional Amounts

	Interest Rate Caps	Interest Rate Swaps	Euro Currency Futures

Balance at December 31, 2007	$250,000	$165,000	$—
Additions	200,000	—	32,899
Maturities	—	—	(22,683)
Terminations	—	(165,000)	—

Balance at September 30, 2008	$450,000	$—	$10,216

Fair value at September 30, 2008	$1,163	$—	$6

Maturity	February 2011 & December 2013	—	December 2008

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

          In June 2008, we entered into foreign currency futures contracts to hedge our net investment in BOK against adverse changes in the value of the Euro versus the U.S. Dollar. We designated these derivatives as a foreign-currency hedge. Net gains on these foreign currency futures were $1,075 and $906 for the three and nine months ended September 30, 2008, respectively. These gains were included in the net change in unrealized foreign currency translation adjustment in accumulated other comprehensive income.

          Net realized and unrealized gains (losses) included in other income (expense), net related to derivative financial instruments were $(163) and $2,736 for the three months ended September 30, 2008 and 2007, respectively. Year to date, the net realized and unrealized gains were $3,359 and $1,707 for 2008 and 2007, respectively, including in 2008 the $239 loss related to the interest rate cap that we de-designated as a cash flow hedge. In addition, we recorded unrealized losses of $2,935 for the three months ended September 30, 2007 that represented fair value basis adjustments on the $165,000 fixed-rate match funded term note that we had designated as part of a fair value hedging relationship that was established using the interest rate swap that we eventually terminated in the first quarter of 2008. For the year to date periods, the portion of the unrealized losses attributed to these fair value basis adjustments were $3,149 and $1,784 for 2008 and 2007, respectively.

NOTE 17	BUSINESS SEGMENT REPORTING

          Effective January 1, 2008, we realigned and expanded our business segments in conjunction with implementing our revised business strategy which included managing the business through two distinct lines of business. Our previous segments, Residential Servicing, Ocwen Recovery Group and Residential Origination Services, were realigned into two lines of business, Ocwen Asset Management and Ocwen Solutions. Ocwen Asset Management includes our core residential servicing business, equity investments in asset management vehicles and our remaining investments in subprime loans and residual securities. Ocwen Solutions, our knowledge-based BPO operation, includes our residential fee-based loan processing businesses, all of our technology platforms, our unsecured collections business and our equity interest in BMS Holdings. We have realigned our internal planning and operating structure to give support and focus to these operations. Our business segments reflect the internal reporting that we have used to evaluate operating performance and to assess the allocation of our resources. Our segments are based upon our organizational structure that focuses primarily on the products and services offered.

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

•

Asset Management Vehicles. This segment is comprised of our 25% equity investment in OSI and approximately a 25% equity investment in ONL and OREO, unconsolidated entities engaged in the management of residential assets. This segment was previously included in the Residential Servicing segment.

Ocwen Solutions

•

Technology Products. This segment includes revenues from the licensing to others of our REAL suite of applications that support mortgage servicing and origination. These products include REALServicing™, REALResolution™, REALTransSM, REALSynergy™ and REALRemit™. This segment also earns fees from services that cover IT enablement, call center services and third-party applications. The results of our 46% equity investment in BMS Holdings, which provides technology-based case management solutions to trustees, law firms and debtor companies that administer cases in the federal bankruptcy system, is also included in this segment. The results of BMS Holdings were previously included in Corporate Items and Other. During the second quarter of 2008, Technology Products began charging Servicing and other segments for technology services according to a market-based rate card instead of the cost-based method that was previously used. As a result, the revenues of Technology Products are approximately $1,800 and $5,400 greater for the three and nine months ended September 30, 2008, respectively, than they would have been if the cost-based system had continued to be used. This increase in revenues by segment for the three months ended September 30, 2008 was approximately $1,400 for Servicing, $100 for Mortgage Services and $300 for Financial Services.

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

•

Financial Services. This segment, formerly known as Ocwen Recovery Group, primarily generates fees by providing collection services for owners of delinquent and charged-off receivables. Effective June 6, 2007, this segment includes the results of NCI, a receivables management company specializing in contingency collections and customer relationship management for credit card issuers and other consumer and credit providers.

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

          Financial information for our segments is as follows:

	Ocwen Asset Management			Ocwen Solutions

	Servicing	Loans and Residuals	Asset Management Vehicles	Technology Products	Mortgage Services	Financial Services	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

Results of Operations
For the three months ended September 30, 2008:
Revenue (1)	$86,058	$—	$819	$11,672	$12,331	$18,654	$12	$(8,285)	$121,261
Operating expenses (1)(2)	39,918	793	1,204	9,528	9,674	22,003	2,225	(7,887)	77,458

Income (loss) from operations	46,140	(793)	(385)	2,144	2,657	(3,349)	(2,213)	(398)	43,803

Other income (expense), net:
Interest income	195	2,344	—	—	50	—	859	—	3,448
Interest expense	(16,901)	(785)	—	(129)	(11)	(468)	(124)	—	(18,418)
Other (1)	(110)	(1,268)	(3,258)	42	92	1	(321)	398	(4,424)

Other income (expense), net	(16,816)	291	(3,258)	(87)	131	(467)	414	398	(19,394)

Income (loss) from continuing operations before income taxes	$29,324	$(502)	$(3,643)	$2,057	$2,788	$(3,816)	$(1,799)	$—	$24,409

For the three months ended September 30, 2007:
Revenue (1)	$83,273	$7	$354	$8,969	$18,991	$16,872	$373	$(3,489)	$125,350
Operating expenses (1)(2)	49,796	1,038	74	9,250	14,815	19,046	1,543	(3,918)	91,644

Income (loss) from operations	33,477	(1,031)	280	(281)	4,176	(2,174)	(1,170)	429	33,706

Other income (expense), net:
Interest income	269	3,690	—	—	18	(3)	1,117	—	5,091
Interest expense	(13,405)	(1,470)	—	(105)	(120)	(712)	(1,682)	—	(17,494)
Other (1)	59	(4,103)	1,219	2,812	(54)	(12)	(10,653)	(429)	(11,161)

Other income (expense), net	(13,077)	(1,883)	1,219	2,707	(156)	(727)	(11,218)	(429)	(23,564)

Income (loss) from continuing operations before income taxes	$20,400	$(2,914)	$1,499	$2,426	$4,020	$(2,901)	$(12,388)	$—	$10,142

For the nine months ended September 30, 2008:
Revenue (1)	$264,985	$—	$2,997	$34,566	$43,580	$57,182	$154	$(22,727)	$380,737
Operating expenses (1)(2)(3)	124,232	2,225	3,217	28,210	34,137	62,140	14,206	(21,568)	246,799

Income (loss) from operations	140,753	(2,225)	(220)	6,356	9,443	(4,958)	(14,052)	(1,159)	133,938

Other income (expense), net:
Interest income	854	8,731	—	—	132	14	1,761	—	11,492
Interest expense	(58,741)	(2,065)	—	(447)	(190)	(1,451)	(804)	—	(63,698)
Other (1)	110	(14,003)	(6,542)	(5274)	557	8	(16,454)	1,159	(40,439)

Other income (expense), net	(57,777)	(7,337)	(6,542)	(5,721)	499	(1,429)	(15,497)	1,159	(92,645)

Income (loss) from continuing operations before income taxes	$82,976	$(9,562)	$(6,762)	$635	$9,942	$(6,387)	$(29,549)	$—	$41,293

For the nine months ended September 30, 2007:
Revenue (1)	$262,477	$353	$354	$27,183	$52,472	$25,002	$1,160	$(11,742)	$357,259
Operating expenses (1)(2)	171,568	3,255	234	24,160	43,815	28,511	4,411	(12,854)	263,100

Income (loss) from operations	90,909	(2,902)	120	3,023	8,657	(3,509)	(3,251)	1,112	94,159

Other income (expense), net:
Interest income	758	16,760	—	—	59	(3)	6,718	—	24,292
Interest expense	(36,703)	(5,190)	—	(375)	(351)	(892)	(4,233)	—	(47,744)
Other (1)	(1,969)	11,110	1,220	3,380	(212)	29	(11,673)	(1,112)	773

Other income (expense), net	(37,914)	22,680	1,220	3,005	(504)	(866)	(9,188)	(1,112)	(22,679)

Income (loss) from continuing operations before income taxes	$52,995	$19,778	$1,340	$6,028	$8,153	$(4,375)	$(12,439)	$—	$71,480

Total Assets
September 30, 2008	$1,450,158	$76,106	$33,306	$9,476	$3,996	$63,971	$671,252	$(5,850)	$2,302,415
December 31, 2007	$1,708,504	$102,398	$74,242	$20,328	$24,149	$66,142	$407,901	$(8,968)	$2,394,696
September 30, 2007	$1,394,564	$137,726	$55,473	$18,363	$20,330	$63,495	$423,685	$(3,293)	$2,110,343

(1) Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered. Intersegment billings are as follows:

	Servicing	Asset Management Vehicles	Technology Products	Mortgage Services	Business Segments Consolidated

For the three months ended September 30, 2008	$1,891	$204	$9,254	$24	$11,373
For the three months ended September 30, 2007	$1,408	$—	$4,777	$85	$6,270
For the nine months ended September 30, 2008	$5,289	$749	$25,069	$128	$31,235
For the nine months ended September 30, 2007	$2,958	$—	$14,061	$320	$17,339

(2) Depreciation and amortization expense are as follows:

	Servicing	Loans and Residuals	Technology Products	Mortgage Services	Financial Services	Corporate Items and Other	Business Segments Consolidated

For the three months ended September 30, 2008:
Depreciation expense	$13	$8	$2,193	$11	$103	$351	$2,679
Amortization of MSRs	12,106	—	—	—	—	—	12,106
Amortization of intangibles	—	—	—	—	629	—	629

For the three months ended September 30, 2007:
Depreciation expense	$17	$2	$1,730	$92	$221	$611	$2,673
Amortization of MSRs	21,808	—	—	214	—	—	22,022
Amortization of intangibles	—	—	—	—	820	—	820

For the nine months ended September 30, 2008:
Depreciation expense	$39	$10	$5,748	$62	$317	$1,394	$7,570
Amortization of MSRs	40,438	—	—	274	—	—	40,712
Amortization of intangibles	—	—	—	—	1,925	—	1,925

For the nine months ended September 30, 2007:
Depreciation expense	$68	$9	$4,625	$279	$367	$1,474	$6,822
Amortization of MSRs	81,198	—	—	612	—	—	81,810
Amortization of intangibles	—	—	—	—	820	—	820

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

          On April 13, 2004, the United States Judicial Panel on Multi-district Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs’ mortgage loans into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the “MDL Proceeding”). Currently, there are approximately 63 lawsuits against the Bank and/or OCN consolidated in the MDL Proceeding involving 91 mortgage loans that we currently service or previously serviced. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. On May 19, 2006, plaintiffs filed an Amended Consolidated Class Action Complaint (“Amended Complaint”) containing various claims under federal statutes, including the Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act and bankruptcy laws, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees, property inspection fees and bankruptcy-related fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Amended Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave to amend further their pleadings or otherwise seek damages should the matter proceed to trial. On April 25, 2005, the trial court entered an Opinion and Order granting the Bank partial summary judgment finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees, foreclosure-related fees and other legitimate default-related fees. The trial court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs’ claims challenge the propriety of the above-mentioned fees. On May 16, 2006, after having denied a motion to dismiss based on federal preemption, the trial court granted our motion to take an interlocutory appeal on the issue. On July 29, 2006, the United States Court of Appeals for the Seventh Circuit granted our request to hear the appeal. On June 22, 2007, the Seventh Circuit issued its opinion holding that many of the claims were preempted or failed to satisfy the pleading requirements of the applicable rules of procedure and directing the trial judge to seek clarification from the plaintiffs regarding various aspects of the Amended Complaint so as to properly determine which particular claims are to be dismissed. On September 24, 2007, plaintiffs filed their Second Amended Complaint, which contains servicing practices allegations similar to those set forth in the prior version of their Complaint. On November 13, 2007, we filed a motion to dismiss the Second Amended Consolidated Class Action Complaint on the grounds that the claims are preempted and are deficient as a matter of law. On October 31, 2008, a status conference was held by the Court in which the Court set a briefing schedule in respect of Defendant’s motion to dismiss the Second Amended Class Action Complaint and ordered limited discovery. We believe the allegations in the MDL Proceeding are without merit and, if an acceptable settlement is not reached, will continue to vigorously defend against them.

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

Tax matters

          On December 28, 2006, the India tax authorities issued an income tax assessment order (the “Order”) with respect to IT Enabled services performed for OCN by its wholly-owned Indian subsidiary, OFSPL. The Order relates to the assessment year 2004-05 and determined that the percent mark-up on operating costs with respect to the IT enabled and software development services that OFSPL provided to OCN was insufficient. The proposed adjustment would impose upon OFSPL additional tax of INR 45,290 ($965) and interest of INR 14,922 ($318) for the Assessment Year 2004-05. In accordance with standard Indian procedures, penalties may also be assessed in the future in connection with the assessment.

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

NOTE 19	SUBSEQUENT EVENTS

          A $300,000 variable funding note under one of our match funded advance facilities was scheduled to enter its amortization period in November 2008. On October 30, 2008, we entered into an agreement to extend the amortization date of this note by one month to December 3, 2008.

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

RISK FACTORS AND CRITICAL ACCOUNTING POLICIES

Risk Factors

          We include a discussion of the principal risks and uncertainties that affect or could affect our business operations under Item 1A on pages 7 through 10 of our Annual Report on Form 10-K for the year ended December 31, 2007. In response to recent adverse events in the financial markets, we have updated our discussion of the following risk factors:

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

          The significant decline in subprime originations in 2007 and 2008 has had and may continue to have an adverse impact on our ability to maintain or expand further our servicing portfolio. The current period of economic slowdown has been accompanied by a significant decrease in the demand for consumer credit and a reduction in the number of new loans available for servicing and the demand for origination processing services.

We may be unable to obtain sufficient capital to meet the financing requirements of our business. Our financing strategy includes the use of significant leverage. Accordingly, our ability to finance our operations rests in large part on our ability to borrow money. Our ability to borrow money is affected by a variety of factors including:

•	limitations imposed on us by existing lending and similar agreements that contain restrictive covenants that may limit our ability to raise additional debt;

•	the recent decline in liquidity in the credit markets due in part to the recent turmoil in the subprime mortgage market; and

•	the strength of the lenders from whom we borrow.

          Our senior secured credit facility was the only source of debt that was available to fund the purchase of MSRs, and it matured in August 2008. In August 2008, we repaid the borrowings under the facility that were secured by advances and converted our remaining borrowings that were secured by MSRs to a term note that matures in February 2010. As a result, our ability to borrow funds to purchase MSRs has substantially decreased. Although we may be able to renew or replace this facility, we are taking steps to provide alternatives to this financing.  An event of default, a negative ratings action by a rating agency, the perception of financial weakness, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to renew existing credit facilities and obtain new lines of credit. We are currently exploring other methods of raising capital, including bank financing, partnerships with private equity investors, conduit financing or equity or debt offerings. We cannot predict whether any additional financing will be available at all or on acceptable terms.

          Our advance facilities are revolving facilities, and in a typical monthly cycle, we repay up to one-third of the borrowings under these facilities from collections. During the remittance cycle, which starts in the middle of each month, we depend on our lenders to provide the cash necessary to make remittances to the Servicing investors where such new advances represent eligible collateral under our advance facilities. If one or more of these lenders were to fail, we may not have sufficient funds to meet our obligations.

Our success is dependent upon our ability to acquire and accurately price MSRs. The primary risk associated with MSRs is that they will lose a portion of their value because of the higher than anticipated prepayments that may be occasioned by declining interest rates or rapidly increasing housing prices. Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of MSRs. In general, the value of mortgage servicing assets is affected by increased mortgage refinance activity that is, in turn, influenced by changes in borrower credit ratings, shifts in value in the housing market and changes in interest rates.

          We acquire servicing rights principally from investment banks and mortgage origination companies. We typically acquire servicing rights through a competitive bidding process. Although the market for the acquisition of servicing rights to subprime mortgage loans grew through 2006, this market slowed dramatically in 2007 and has continued to do so in 2008.

For the remainder of 2008, we do not expect to make any material additions to our servicing rights portfolio unless sufficient advance financing is available other than through the acquisition of special servicing. If this does not occur, and we do not win substantial new subservicing business, our revenues may decline as a result of the net runoff of the portfolio. As a result, we may be unable to acquire sufficient MSRs in future periods to sustain growth or even to maintain our current level of business. In addition, the volume of servicing rights that we acquire may vary over time resulting in significant inter-period variations in our results of operations.

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

Critical Accounting Policies

          Our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of risks in the marketplace or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail on pages 21 through 23 of Management’s Discussion and Analysis of Results of Operations and Financial Condition and in Note 1 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Other than the adoption of SFAS No. 157, there have been no material changes to this information during 2008. As disclosed in Notes 2 and 3 to the Interim Consolidated Financial Statements, we adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value and establishes a framework for measuring fair value in GAAP.

FORWARD-LOOKING STATEMENTS

          This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to the following:

•	assumptions related to the sources of liquidity, our ability to fund advances and the adequacy of financial resources;

•	estimates regarding prepayment speeds, float balances, delinquency rates, advances and other servicing portfolio characteristics;

•	projections as to the performance of our fee-based loan processing business and our asset management vehicles;

•	expectations on the growth of our servicing portfolio;

•	assumptions about our ability to grow our business;

•	our plans to continue to sell our Vestigial Assets;

•	our ability to establish additional asset management vehicles;

•	our ability to reduce our cost structure;

•	our continued ability to successfully modify delinquent loans and sell foreclosed properties;

•	estimates regarding our reserves, valuations and anticipated realization on assets; and

•	expectations as to the effect of resolution of pending legal proceedings on our financial condition

          Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ include, but are not limited to the following:

•	availability of adequate and timely sources of liquidity,

•	delinquencies, advances and availability of servicing,

•	general economic and market conditions,

•	uncertainty related to market conditions and government programs,

•	governmental regulations and policies, and

•	uncertainty related to dispute resolution and litigation.

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

EXECUTIVE SUMMARY

Strategic Goals and Initiatives

          Ocwen Financial Corporation is a business process outsourcing (“BPO”) provider to the financial services industry specializing in loan servicing and receivables management services. Our primary goal is to make our clients’ loans worth more by leveraging our superior processes, innovative technology and high quality, cost effective global human resources. In a recent comparison by Moody’s of servicer performance in servicing non-performing loans, Moody’s determined that we had a “cure and cash flowing rate” that exceeded the average rate for Moody’s highest-rated servicers as a group. Our high cure rate demonstrates that we are among the leaders in our industry in realizing loan values for investors and in keeping Americans in their homes.

           Effective January 1, 2008, we realigned our business segments in conjunction with implementing our revised business strategy. Our current business segments, aligned within our two lines of business, are as follows:

Ocwen Asset Management	Ocwen Solutions

Servicing Loans and Residuals Asset Management Vehicles (“AMV”)	Technology Products Mortgage Services Financial Services

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

          In addition to our unsecured collections business, Ocwen Solutions or “OS” includes our residential fee-based loan processing businesses, all of our technology platforms and our equity interest in BMS Holdings. These fee-based businesses were previously part of the Residential Origination Services segment, and the results of BMS Holdings were included in Corporate Items and Other. OS can best be described as a “knowledge process outsourcer.” Our competitive advantage, which is similar to that of our Servicing business, is our ability to migrate high value, knowledge-based job functions to low cost global platforms while utilizing artificial intelligence, scripting engines, decisioning models and workflow management to improve quality through the elimination of variability. Our plans are to continue to sell the Vestigial Assets, including the German bank, or to finance them. In November 2008, our Board of Directors authorized management to investigate the possible sale of our remaining GSS partnerships. For the nine months ended September 30, 2008, we have raised $20,000 through such sales and financings of Vestigial Assets and have redirected these funds to our core businesses.

          Three key issues for Ocwen are as follows:

1.	Spinning Ocwen Solutions as a separate company

2.	Liquidity and

3.	New business.

          We are currently conducting an internal analysis to determine whether it would be beneficial to spin Ocwen Solutions as a separate, publicly traded company. We are considering the following benefits in our analysis:

•	Ocwen Solutions would be better positioned to pursue business opportunities with other servicers.

•

The spin would allow potential investors to choose between the contrasting business models of servicing versus business process outsourcing. Each business model is valued differently by the equity markets.

•	The spin would allow Ocwen Solutions flexibility in creating its own capital structure and would allow for a subsequent capital raise when equity markets recover.

•	Ocwen Solutions would have the option of offering its stock as consideration to potential acquisition targets.

          As for liquidity and new servicing business, we have five key initiatives ranked from highest to lowest in terms of our ability to control the outcome:

          First, we are currently in an environment where banks are worried about their own liquidity and capital requirements. We believe that it will take time for banks to repair their balance sheets and for the recent Treasury actions to be effective. During this time of uncertainty, we are continuing to right size our business to the financing currently available to us. While we continue to explore alternative sources of financing, we believe that it is prudent to operate our business assuming that we will receive no new financing and that no existing financing lines will be renewed. Assuming no counterparty failure, we believe that we have sufficient liquidity to sustain our business.

          Second, although we currently hold a 60% cost advantage in servicing non-performing loans; we cannot rest on our laurels if we are to maintain profitability with a declining portfolio. Currently, we are rolling out the next generation of technology and processes for a step function improvement in cost and quality. Through the elimination of variability in our processes, we can grow our industry leading position of keeping more people in their homes, generating greater cash flow for investors and reducing costs. First, we are rolling out our next generation of scripting engines in conjunction with new scripts that we have developed. Second, we have enhanced our modeling engines that determine the optimal resolution strategy for each loan with newly expanded capabilities from our Analytics and Econometrics Departments. Our cost structure initiatives seek to improve quality and reduce costs through the automation of manual, repetitive or rules based processes.

          Third, we will capture a greater share of third party revenues. We expect to replace certain third party vendors in providing services on behalf of our trustees, including real estate sales, title services, property inspection and preservation and homeowner outreach. This initiative requires little to no capital.

          Fourth, we believe that the current environment affords Ocwen a unique opportunity to capitalize upon its best in class loss mitigation capabilities. Accordingly, we are working with guarantors and owners of mortgages to provide special servicing where we accept a reduced servicing fee but share in the savings as compared to their existing servicers’ performance. Savings would be measured by a control group of loans remaining with their existing servicer. Two positives associated with this program are: one, if we are able to maintain our current level of performance vis-à-vis other servicers, profitability per UPB should be greater than a standard servicing fee; two, this program requires little to no capital. The negative to this program is that earnings under GAAP will occur at later performance hurdles.

          Finally, a great deal of senior management’s time is focused on financing. The majority of our balance sheet is comprised of advances which have an imputed if not actual AAA rating, are short term in duration and for which cost approximates fair value. When the credit markets become liquid, advances should be a highly fungible asset. The first firm to be able to expand its financing has a unique opportunity to acquire other platforms. Therefore, we are working hard on several different structures and sources of financing.

Results of Operations

          Operating income for the third quarter of 2008 was $43,803, a $10,097, or 30%, improvement over the third quarter of 2007 as a result of a 15% decline in operating expenses partially offset by a 3% decline in revenues. Pre-tax income before discontinued operations for the third quarter of 2008 of $24,409 represents an increase of $14,267, or 141%, as compared to the third quarter of 2007. This improvement occurred primarily because of a loss of $8,673 that we incurred in the third quarter of 2007 on the early termination of long-term discounted certificates of deposit and a $3,685 decline in losses on loans held for resale in the third quarter of 2008, partially offset by a $6,465 decline in earnings of unconsolidated entities. Net income was $15,561 for the third quarter of 2008, a $9,610 increase as compared to the third quarter of 2007.

          In Servicing, our largest and most profitable segment, the trend of stabilizing delinquencies and declining advance receivables that we began to see in the second quarter of 2008 has continued in the third quarter. This is due to a decline in the UPB of loans that we service for others aided by our success in stabilizing the delinquency rate of these loans. Management initiatives that are designed to maximize the return to the loan investors resulted in increased loan modifications and faster sales of foreclosed real estate and were the primary factor in stabilizing delinquencies. The number of non-performing loans serviced has fallen in each of the first three quarters of 2008, declining by 5,707, 4,678 and 4,155 loans in the first, second and third quarters, respectively. The UPB of non-performing loans as a percentage of the portfolio serviced increased slightly during the third quarter to 22.7% at September 30, 2008 from 22.4% at June 30, 2008. Servicing advances declined by 11% during the third quarter of 2008 and by 15% year to date. Interest expense on borrowings of the Servicing segment for the third quarter of 2008 was 12% lower than the second quarter of 2008, the second consecutive quarterly decline in 2008. Servicing and subservicing fees, excluding float and ancillary income, declined by 6% in the third quarter of 2008 as compared to the second quarter of 2008 due to the decline in UPB serviced. Prepayment speeds averaged 26% in the third quarter of 2008 as compared to 22% in the third quarter of 2007. Prepayment speed has increased in 2008 due to a larger number of real estate sales. Such involuntary liquidations accounted for approximately 75% of prepayments during the third quarter of 2008 as compared to approximately 25% for the third quarter of 2007. We expect prepayment speed to decline in the future as the number of loans in foreclosure and properties awaiting liquidation decrease. Another factor expected to contribute to a decline in prepayment speed is an increase in the fixed rate portion of our loan portfolio as ARM loans continue to prepay at a faster rate and become a smaller portion of total loans.

          The following table summarizes our consolidated operating results for the periods ended September 30, 2008 and 2007. We have provided a more complete discussion of operating results by line of business in the Segments section beginning on page 34.

	Three months			Nine months

	2008	2007	% Change	2008	2007	% Change

Consolidated:
Revenue	$121,261	$125,350	(3)	$380,737	$357,259	7
Operating expenses	77,458	91,644	(15)	246,799	263,100	(6)

Income from operations	43,803	33,706	30	133,938	94,159	42
Other income (expense), net	(19,394)	(23,564)	(18)	(92,645)	(22,679)	309

Income from continuing operations before taxes	24,409	10,142	141	41,293	71,480	(42)
Income tax expense	8,662	3,882	123	14,119	25,015	(44)

Income from continuing operations	15,747	6,260	152	27,174	46,465	(42)
Loss from discontinued operations, net of taxes	(186)	(309)	(40)	(5,572)	(943)	491

Net income	$15,561	$5,951	161	$21,602	$45,522	(53)

Segment income (loss) from continuing operations before taxes:
Servicing	$29,324	$20,400	44	$82,976	$52,995	57
Loans and Residuals	(502)	(2,914)	(83)	(9,562)	19,778	(148)
Asset Management Vehicles	(3,643)	1,499	(343)	(6,762)	1,340	(605)
Technology Products	2,057	2,426	(15)	635	6,028	(89)
Mortgage Services	2,788	4,020	(31)	9,942	8,153	22
Financial Services	(3,816)	(2,901)	32	(6,387)	(4,375)	46
Corporate Items and Other	(1,799)	(12,388)	(85)	(29,549)	(12,439)	138

	$24,409	$10,142	141	$41,293	$71,480	(42)

Ocwen Asset Management

          Servicing continues to be our most profitable segment, despite absorbing the negative impact of higher delinquencies, lower float balances and increased interest expense that was driven by our need to finance higher servicing advance balances. Lower amortization of MSRs due to higher projected delinquencies and declines in both projected prepayment speeds and the average balance of MSRs offset these negative effects. We expect delinquency rates to remain flat which will lead to further reductions in advances as our seasoned portfolio matures. The 2008 results for Loans and Residuals continue to be impacted by declining values, although to a lesser degree in the third quarter because of resolutions of non-performing assets. The 2007 results for Loans and Residuals include a gain on the sale of the UK residuals in the second quarter. The 2008 results for Asset Management Vehicles primarily reflect our approximately 25% share of the net losses incurred by OSI and ONL and affiliates largely resulting from charges to reduce loans, real estate and residual securities to their fair values.

Ocwen Solutions

          The year to date 2008 results for Technology Products include our approximately 46% share of the losses of BMS Holdings that primarily reflect unrealized losses on auction rate securities. We suspended the equity method of accounting for our investment in BMS Holdings when our share of accumulated losses reduced the investment to zero. Since BMS Holdings reported additional losses for the third quarter, we have not resumed the equity method. BMS Holdings reported profits for the third quarter and first nine months of 2007. The results of the Mortgage Services segment in 2008 primarily reflect declines in revenues as a result of declining loan originations volumes. Because of our success in reducing operating expenses, the operating margin percentage for the 2008 periods was unchanged in the third quarter and improved for the year to date. The results for Financial Services include the operations of NCI, which we acquired on June 6, 2007.

Corporate Items and Other

          Corporate Items and Other results for 2008 include unrealized losses on auction rate securities in both the first and second quarters, a gain on the repurchase of debt securities in the second quarter and expenses related to the terminated “going private” transaction in the first quarter. The 2007 results for Corporate Items and Other include the loss on the redemption of long-term discounted certificates of deposit in the third quarter.

Consolidated

          Total revenues declined by $4,089, or 3%, in the third quarter of 2008 as compared to the third quarter of 2007 principally because of a decline in Mortgage Services revenue partially offset by an increase in Servicing revenue. Revenue of the Mortgage Services segment declined by $6,659, or 35%, primarily because of the low volume of loan origination activity, the scaling back of our mortgage due diligence activities and the sale of our international servicing rights during the second quarter of 2008. Revenue of the Servicing segment increased by $2,785, or 3%, primarily due to increases in late charges and commissions from sales of foreclosed real estate, offset partly by declines in float earnings and servicing fees. Late charges, which are not recognized as revenue until collected, have increased to normal levels as delinquency rates have stabilized. Float earnings declined because of lower interest rates and lower average float balances because of higher delinquencies and a smaller servicing portfolio.

          Total operating expenses were $14,186, or 15%, lower in the third quarter of 2008 as compared to the third quarter of 2007. Operating expenses of the Servicing segment declined by $9,879, or 20%, primarily due to a $9,702 decline in the amortization of MSRs. Slower projected prepayment speeds and higher projected delinquency rates used to compute amortization expense for the 2008 periods have reduced the rate of MSR amortization as we expect to earn servicing income for a longer period of time. In addition, the average balance of our investment in MSRs has declined in 2008 as a result of fewer acquisitions. Operating expenses of the Mortgage Services segment declined by $5,141, or 35%, largely because of the low volume of loan origination activity and the scaling back of our mortgage due diligence activities.

          Income from operations for the third quarter of 2008 improved by $10,097, or 30%, as compared to the third quarter of 2007, including a $12,664, or 38%, improvement in the Servicing segment.

          Other expense, net for the third quarter of 2008 and 2007 was $19,394 and $23,564 respectively, a favorable variance of $4,170. This improvement is the result of several factors, primarily the loss on the early redemption of certificates of deposit in the third quarter of 2007 and a decline in losses on loans held for resale, offset by a decline in our share of earnings of unconsolidated entities and a decline in interest income:

•

In the Loans and Residuals segment, charges to write-off or reduce loans to fair value were $3,685 lower in the third quarter of 2008. This was partially offset by a $1,346 decline in interest income on loans and residual securities.

•

In the AMV segment, our consolidated share of the losses of OSI and ONL and affiliates for the third quarter of 2008 was $2,928 as compared to earnings of $1,169 for the third quarter of 2007. The losses in the third quarter of 2008 reflect charges to reduce residual securities, loans and real estate to fair value.

•

In the Technology Products segment, our share of the earnings of BMS Holdings was zero in the third quarter of 2008 as compared to $2,368 in the third quarter of 2007. We suspended the equity method of accounting for our investment in the second quarter of 2008 when our investment was reduced to zero as a result of significant unrealized losses on derivative financial instruments and auction rate securities. BMS’ unrealized gains on derivatives in the first quarter of 2008 were largely reversed in the second quarter. The derivatives held at BMS are intended to hedge against the effects of a decline in interest rates on BMS’ revenue earned through its deposit referral relationship.

•	In Corporate Items and Other, we realized a loss of $8,673 in the third quarter of 2007 on the early termination of long-term discounted certificates of deposit.

Changes in Financial Condition

          Total assets declined by $92,281, or 4%, in the first nine months of 2008. This decrease was due to declines in all asset categories other than trading securities and cash:

•	Advances and match funded advances declined by $208,006 due to declining UPB serviced and a stabilization of the rate of loan delinquencies.

•

Although the rate of amortization has slowed, mortgage servicing rights declined by $47,061 largely because of the relatively small additions to our residential servicing portfolio. We sold our commercial MSRs, which had a carrying value of $5,360 at December 31, 2007, during the second quarter of 2008.

•

Investment in unconsolidated entities declined by $43,980 primarily due to $32,748 of distributions received from our asset management entities, $4,962 of losses from these entities and $5,666 of losses from BMS Holdings that reduced our investment to zero.

•	Loans held for resale declined by $19,598 due to foreclosures, charge-offs, payoffs and declining values.

•

Trading securities increased by $215,945 and cash grew by $48,063. The increase in trading securities is primarily due to our investment in investment grade auction rate securities which had a fair value of $253,944 at September 30, 2008. This increase in auction rate securities was partially offset by the sale of our remaining investment in CMOs that had a fair value of $33,171 at December 31, 2007.

          Total liabilities declined by $116,956, or 6%, in the first nine months of 2008. This decrease was the result of declines in all liability categories other than the Investment Line:

•

Lines of credit and other secured borrowings declined by $195,717 principally because of a decline in borrowings under repurchase agreements and the payoff of the servicing advance borrowings under the senior secured credit agreement. Borrowings under repurchase agreements declined as a result of our sale of the CMOs and the commercial MSRs and because the proceeds from the sale of the notes that financed loans held for resale were used to repay a repurchase agreement that was secured by loans held for resale and real estate. The decline in borrowings under the senior secured credit agreement occurred because in August 2008, we exercised our option under the agreement to convert our borrowings to a term note for the financing of MSRs only. Advances serving as collateral under this facility were transferred to other match funded advance facilities.

•

Servicer liabilities declined by $94,187, largely because of a decrease in the amount of borrower payments that have not yet been remitted to custodial accounts. The decline in borrower payments is the result of slower repayments.

•	The Investment Line balance of $215,220 is secured by the auction rate securities that we acquired in 2008.

          At September 30, 2008, we had $610,676 of stockholders’ equity, an increase of $24,530 over December 31, 2007 that was primarily due to net income of $21,602 for the first nine months of 2008, compensation related to employee share-based awards and the expiration of stock-based incentive compensation awards.

Liquidity

          Cash totaled $162,306 at September 30, 2008, a $48,063 increase as compared to December 31, 2007 due to retaining profits earned in the first nine months of 2008 coupled with limited acquisitions of mortgage servicing rights. Servicer liabilities, which represent cash collected from borrowers but not yet remitted to securitization trusts, declined by $94,187 from December 31, 2007 to September 30, 2008. After increasing by $30,489 in the first quarter of 2008, total advances decreased by $91,277 and $147,218 in the second quarter and third quarter of 2008, respectively, for a net decrease of $208,006, or 15%, since December 31, 2007. The improvement in advance levels is attributable to the stabilization of the delinquency rate, allowing advances to track the decline in UPB. Management initiatives that we have optimized to benefit loan investors, such as loan modifications and faster real estate sales, are the main factor helping delinquencies to stabilize. During the first nine months of 2008, we modified 47,723 delinquent loans and made 20,154 sales of foreclosed real estate.

          Our borrowings as of September 30, 2008 include $215,220 borrowed under the Investment Line term note that is used to finance the investment grade auction rate securities which we are carrying at a fair value of $253,944. The term note matures on June 30, 2009. Maximum borrowing under this note declined to 80% of the face amount of the auction rate securities in September 2008 and declines to 75% in December 2008 and to 70% in March 2009. We intend to fund the reduction in the maximum borrowing rate using cash generated through operations. Through September 30, 2008, we have repaid $84,744 of Investment Line term note principal. This amount includes proceeds of $3,799 from the redemption of certain securities and $24,588 from sales of securities during the second quarter. In addition, the lender applied $1,356 of interest income from our investment in auction rate securities against the balance outstanding. On September 30, 2008, we repaid in full the Investment Line revolving demand note that we used to facilitate the generation of float income through the liquidation of investments, and this did not affect cash.

          Excluding the Investment Line, our borrowings have decreased by $226,349 since December 31, 2007. This decline reflects a reduction in borrowings by the Servicing segment, Loans and Residuals segment, Mortgage Services segment and Corporate Items and Other of $158,078, $25,473, $4,090 and $42,836, respectively. The decline in borrowings of the Servicing segment reflects a decline in advances and MSRs. The decline in borrowings of the Loans and Residuals segment is primarily the result of a decline in the balance of the loans pledged as collateral. Mortgage Services borrowings declined as a result of our sale of the commercial MSRs, while Corporate Items and Other borrowings declined as a result of our sale of the remaining CMOs. These reductions in borrowings were partly offset by a $4,128 increase in borrowings related to our Financial Services segment.

          Excluding the Investment Line, our total maximum borrowing capacity was $1,364,984 as of September 30, 2008, a decrease of $281,034 as compared to December 31, 2007. This decrease is primarily due to a $251,015 decrease in borrowing capacity of the Servicing segment, a $29,001 decline in borrowing capacity of the Loans and Residuals segment and an $11,018 decline in the Mortgage Services segment offset by a $10,000 increase in borrowing capacity of the Financial Services segment. The decrease in Servicing borrowing capacity is primarily the result of the payoff of term notes of $100,000 and $75,000 under one match funded facility and a variable funding note of $200,000 under another match funded facility. These notes entered their amortization periods during the first and second quarters of 2008. In addition, in August 2008, we repaid $141,991 of borrowings under our senior secured credit agreement when we exercised our option to convert that facility to a term note secured only by mortgage servicing rights. These decreases were offset by an increase from $140,000 to $200,000 in the borrowing capacity under a match funded facility that we renewed in February 2008 and by our closing on a new $300,000 match funded facility in April 2008.

          At September 30, 2008, excluding the Investment Line, $241,077 of our total maximum borrowing capacity remained unused, including $235,352 attributed to the Servicing business. Of the unused borrowing capacity, none was readily available because we had no additional assets pledged as collateral but not drawn under our facilities. We have some unpledged advances under certain pooling and servicing agreements that previously had been pledged to the senior secured credit agreement. These advances are awaiting pledging to other advance facilities and will generate additional cash when this takes place.

          The current challenges in the financial markets have made it difficult to renew or increase advance financing under terms similar to our current facilities. We have secured a one-month renewal of a $300,000 variable funding note under one of our match funded advance facilities, thereby delaying the earliest start of the amortization period of this note to December 3, 2008 and are working to renew this note for a longer period; however, there are no assurances of success. If we cannot renew this note, we will move collateral in excess of the remaining $165,000 medium term note under the same facility to our other facilities, where we expect to have sufficient available capacity. With the continuing decline of our advance balances and success in our other liquidity initiatives, we believe that we will have sufficient borrowing capacity to finance the large majority of our advances through December 2009 even if we are unable to negotiate any new facilities or any renewals or increases of existing facilities. We will endeavor to retain sufficient cash to repay any advances in excess of our borrowing capacity if such borrowing capacity declines under this worst-case scenario for financing. Another reason that we will retain cash is to cover possible additional principal repayments on our MSR term note in the event that the collateral value determined by a third party appraiser declines faster than the scheduled amortization of this note.

          During these challenging times in the financial markets, we have given careful consideration to counterparty risk. Our advance facilities revolve, and in a typical monthly cycle, we repay up to one-third of the borrowings from collections. During the remittance cycle, which starts in the middle of each month, we depend on our lenders to provide cash to help us to make remittances to the Servicing investors, where such new advances represent eligible collateral under our advance facilities. Some of the financial institutions lending to us have experienced significant financial losses and have been the subject of investor concern. Several of these lenders are undergoing restructuring activities, including merging with stronger institutions or raising additional capital, either within or outside of the various government rescue plans that have been announced. These actions appear to have succeeded in stabilizing our largest lenders and thereby reducing our counterparty risk, but we continue to monitor closely the financial condition of our lenders.

          Financing costs have come down from the historic highs in the latter part of 2007 that were driven largely by the increase in advance borrowings. Declining advances and lower interest rates in the first nine months of 2008 have offset higher interest rate spreads and allowed interest expense to return to historic pre-2006 levels.

Outlook

          For the remainder of 2008, we do not expect to make any material additions to our servicing rights portfolio unless sufficient advance financing is available. If this does not occur, and we do not win substantial new subservicing business, our revenues may decline as a result of the net runoff of the portfolio. Absent any additions to our servicing portfolio and assuming that the UPB continues to contract at the present pace, our five-year outlook reflects continuing profitability. This analysis includes appropriate cost reductions as volume decreases. Starting in the second quarter of 2008, delinquency rates stabilized, resulting in declining advances. With delinquency rates stable, we expect that advances will continue to decline for the remainder of 2008. The decline in float balances has also slowed as compared to the declines experienced in 2007, and we expect that current float balances will remain constant relative to UPB levels.

          Even with the expectation that advance balances will decline into the future, we will continue to pursue additional advance financing in order to increase our margin of safety and to provide the flexibility necessary to acquire new servicing business. However, if advances do not continue to decline and the credit markets do not improve, we may need to raise additional advance financing at a cost that is significantly higher than under our current advance facilities. We will continue to work closely with current and prospective lenders as we monitor our operating results, financing capacity requirements and terms for advance funding available in the market. We are poised to take advantage of opportunities to increase financing at reasonable cost or to act aggressively to insure adequate liquidity if additional financing is needed and credit markets remain challenged. We will also continue to seek to sell or finance non-core assets and direct those proceeds to our core businesses.

          We have successfully aligned our operations to match our currently available liquidity. As a result, we believe that our current operations are adequately funded and view these alternative structures as ways to fund incremental business.

SEGMENTS

          The following section provides a discussion of changes in the financial condition of our business segments during the nine months ended September 30, 2008 and a discussion of the results of continuing operations of our business segments for the three and nine-month periods ended September 30, 2008 and 2007.

          The following table presents assets and liabilities of each of our business segments at September 30, 2008:

	Ocwen Asset Management			Ocwen Solutions

September 30, 2008	Servicing	Loans and Residuals	Asset Management Vehicles	Technology Products	Mortgage Services	Financial Services	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

Assets
Cash	$143	$141	$—	$—	$612	$—	$161,410	$—	$162,306
Cash held for clients	—	—	—	—	—	339	—	(339)	—
Trading securities:
Investment grade auction rate	—	—	—	—	—	—	253,944	—	253,944
Subordinates and residuals	—	4,055	—	—	—	—	184	—	4,239
Loans held for resale	—	55,642	—	—	—	—	—	—	55,642
Advances	134,514	5,451	—	—	—	—	114	—	140,079
Match funded advances	1,070,899	—	—	—	—	—	—	—	1,070,899
Mortgage servicing rights	150,234	—	—	—	—	—	—	—	150,234
Receivables	20,709	1,456	900	3,432	3,140	7,182	40,332	(7,844)	69,307
Deferred tax asset, net	—	—	—	—	—	—	171,004	—	171,004
Goodwill and intangibles	—	—	—	1,618	—	50,658	—	—	52,276
Premises and equipment	86	1	—	3,569	31	4,076	24,732	—	32,495
Investment in unconsolidated entities	—	—	32,406	—	—	—	79	—	32,485
Other assets	73,573	9,360	—	857	213	1,716	19,453	2,333	107,505

Total assets	$1,450,158	$76,106	$33,306	$9,476	$3,996	$63,971	$671,252	$(5,850)	$2,302,415

Liabilities
Match funded liabilities	$985,316	$—	$—	$—	$—	$—	$—	$—	$985,316
Lines of credit and other secured
borrowings	118,985	20,999	—	—	—	4,275	2,385	(2,385)	144,259
Investment line	—	—	—	—	—	—	215,220	—	215,220
Servicer liabilities	110,157	—	—	—	—	—	140	—	110,297
Cash due to clients	—	—	—	—	—	339	—	(339)	—
Debt securities	—	—	—	—	—	—	135,734	—	135,734
Other liabilities	23,393	1,573	27	2,568	1,950	8,018	64,285	(3,025)	98,789

Total liabilities	$1,237,851	$22,572	$27	$2,568	$1,950	$12,632	$417,764	$(5,749)	$1,689,615

          The following table presents the pre-tax statements of continuing operations for each of our business segments for the nine months ended September 30, 2008:

	Ocwen Asset Management			Ocwen Solutions

Nine months ended September 30, 2008	Servicing	Loans and Residuals	Asset Management Vehicles	Technology Products	Mortgage Services	Financial Services	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

Revenue
Servicing and subservicing fees	$240,041	$—	$—	$—	$3,194	$48,111	$7	$(1,153)	$290,200
Process management fees	24,944	—	—	3,657	40,081	9,071	1	4,040	81,794
Other revenues	—	—	2,997	30,909	305	—	146	(25,614)	8,743

Total revenue	264,985	—	2,997	34,566	43,580	57,182	154	(22,727)	380,737

Operating expenses
Compensation and benefits	31,986	16	2,464	8,222	8,632	31,895	13,352	—	96,567
Amortization of servicing rights	40,438	—	—	—	274	—	—	—	40,712
Servicing and origination	10,757	203	—	—	17,941	8,688	—	—	37,589
Technology and communications	9,208	110	215	15,382	3,019	8,147	2,457	(20,825)	17,713
Professional services	8,044	170	158	64	724	2,444	15,679	(225)	27,058
Occupancy and equipment	8,678	192	92	1,934	828	3,517	2,230	—	17,471
Other operating expenses	15,121	1,534	288	2,608	2,719	7,449	(19,512)	(518)	9,689

Total operating expenses	124,232	2,225	3,217	28,210	34,137	62,140	14,206	(21,568)	246,799

Income (loss) from operations	140,753	(2,225)	(220)	6,356	9,443	(4,958)	(14,052)	(1,159)	133,938

Other income (expense):
Interest income	854	8,731	—	—	132	14	1,761	—	11,492
Interest expense	(58,741)	(2,065)	—	(447)	(190)	(1,451)	(804)	—	(63,698)
Loss on trading securities	—	(2,986)	—	—	—	—	(19,380)	—	(22,366)
Gain on debt repurchases	—	—	—	—	—	—	3,595	—	3,595
Loss on loans held for resale, net	—	(11,112)	—	—	—	—	—	—	(11,112)
Equity in earnings of unconsolidated entities	—	—	(6,346)	(5,666)	—	—	—	1,384	(10,628)
Other, net	110	95	(196)	392	557	8	(669)	(225)	72

Other income (expense), net	(57,777)	(7,337)	(6,542)	(5,721)	499	(1,429)	(15,497)	1,159	(92,645)

Income (loss) from continuing operations before income taxes	$82,976	$(9,562)	$(6,762)	$635	$9,942	$(6,387)	$(29,549)	$—	$41,293

          Management decided during the fourth quarter of 2007 to sell its investment in BOK. We have reclassified the operating results of BOK, which are included in Corporate Items and Other, to discontinued operations. See Note 4 to the Interim Consolidated Financial Statements for additional information.

Servicing

          In this segment, we earn fees by providing services to owners of residential mortgage loans, primarily subprime mortgage loans. We also provide services to owners of foreclosed real estate, including the United States Department of Veterans Affairs (“VA”). Because of the low return on equity, we elected to allow our contract with the VA to expire on July 24, 2008 in accordance with its terms. Our sale of existing VA properties concluded in October 2008 followed by the complete transition of the remaining properties to the new service provider.

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

          Subprime mortgage loan servicing involves special loss mitigation challenges not usually present in prime loan servicing. Over a period of years, we have developed proprietary best practices for reducing loan losses, and we continue to refine and enhance these practices to meet the challenges posed by the current market. Our proactive measures are designed to make borrowers who become delinquent begin paying again on their loans and avoid foreclosure. In the current environment, loan modifications often provide a better outcome for loan investors than do foreclosures or forbearance plans. We pride ourselves on keeping more borrowers in their homes than other servicers and avoiding foreclosure. This is a win for both the investors and the borrowers that we serve.

          A total of 47,723 loan modifications took effect in the first nine months of 2008 as compared to 134 in the first nine months of 2007. The majority of loans modified were delinquent, although we modified some performing loans proactively under the American Securitization Forum guidelines.

The most common term modified is the interest rate. Some modifications involve the forgiveness or rescheduling of delinquent principal and interest. To select the best resolution option for a delinquent loan, we perform a structured analysis of all options using information provided by the borrower as well as external data. We verify key borrower-provided information, such as income and liabilities, and use recent broker price opinions. We then determine the option with the best expected outcome for the loan investors. Forbearance plans are less attractive and, therefore, less common than loan modifications in the current environment where real estate prices are declining, and fewer borrowers can afford to repay their delinquent balance within a reasonable amount of time. As a result, new forbearance plans decreased from 30,746 in the first nine months of 2007 to 1,761 in the first nine months of 2008.

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

          The passage of the Emergency Economic Stabilization Act of 2008 on October 1 and related government-sponsored initiatives provide a unique opportunity for us as an asset manager with unparalleled loss mitigation expertise and a substantial operating cost advantage. And with our highly automated, artificial intelligence driven technology platforms and global workforce, we can quickly scale up to handle multiples of volume with modest infrastracture additions. We are refocusing our business development efforts from Wall Street to Washington, DC.

          The following table provides key business drivers and other selected revenue and expense items of our residential servicing business at or for the three and nine months ended September 30:

	Three months			Nine months

			%			%
	2008	2007	Change	2008	2007	Change

Average UPB of loans and real estate serviced	$43,467,122	$55,881,260	(22)%	$47,231,462	$55,434,928	(15)%
Prepayment speed (average CPR)	26%	22%	18	25%	23%	8
UPB of non-performing loans and real estate serviced as a % of total at September 30 (1)(2)	22.7%	14.6%	56	22.7%	14.6%	56
Average number of loans and real estate serviced	351,257	462,404	(24)	381,664	470,274	(19)
Number of non-performing loans and real estate serviced as a % of total at September 30 (1)(2)	16.7%	12.6%	33	16.7%	12.6%	33
Average float balances	$371,600	$594,000	(37)	$403,500	$760,300	(47)
Average balance of advances and match funded advances (3)	$1,191,049	$866,664	37	$1,287,027	$798,196	61
Average balance of MSRs	$159,090	$217,236	(27)	$175,090	$210,339	(17)
Collections on loans serviced for others	$2,535,501	$3,816,575	(34)	$8,575,452	$12,669,996	(32)
Servicing and subservicing fees (excluding float and ancillary income)	$54,547	$55,952	(3)	$167,790	$173,747	(3)
Float earnings	$1,718	$6,238	(73)	$8,719	$24,264	(64)
Amortization of servicing rights	$12,106	$21,808	(44)	$40,438	$81,198	(50)
Interest expense on match funded liabilities and lines of credit	$14,747	$11,980	23	$52,358	$32,779	60
Compensating interest expense	$581	$1,610	(64)	$2,710	$6,413	(58)
Operating expenses directly related to loss mitigation activities	$7,556	$4,943	53	$22,723	$14,043	62

(1)	Excluding real estate serviced pursuant to our contract with the VA.

(2)

At March 31, 2008 and June 30, 2008, the UPB of non-performing assets comprised 21.8% and 22.4% of the total, respectively, and the number of non-performing assets serviced comprised 16.8% and 16.9% of the total, respectively. At December 31, 2007, the UPB of non-performing assets comprised 19.6% of the total, and the number of non-performing assets serviced comprised 16.4% of the total.

(3)	The combined average balance of advances and match funded advances was $1,380,316 and $1,317,558 for the first and second quarter of 2008, respectively.

          The following table sets forth information regarding residential loans and real estate serviced for others:

	Loans (1)		Real Estate (2)		Total (3)(4)(5)

	Amount	Count	Amount	Count	Amount	Count

September 30, 2008:
Performing	$32,290,885	279,206	$—	—	$32,290,885	279,206
Non-performing	6,137,690	39,790	4,020,456	23,491	10,158,146	63,281

	$38,428,575	318,996	$4,020,456	23,491	$42,449,031	342,487

December 31, 2007:
Performing	$42,389,849	356,937	$—	—	$42,389,849	356,937
Non-performing	7,433,386	54,330	3,722,750	24,349	11,156,136	78,679

	$49,823,235	411,267	$3,722,750	24,349	$53,545,985	435,616

September 30, 2007:
Performing	$47,556,465	398,194	$—	—	$47,556,465	398,194
Non-performing	6,011,981	44,452	2,845,786	21,140	8,857,767	65,592

	$53,568,446	442,646	$2,845,786	21,140	$56,414,232	463,786

(1)

Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under forbearance or bankruptcy plans. We consider all other loans to be non-performing. The increase in non-performing loans at September 30, 2008 as compared to September 30, 2007 is a result of an increase in the average age of our portfolio, the poor performance of 2006 originations, an increase in the number and level of adjustable rate mortgage (“ARM”) resets and home price depreciation.

(2)	Real estate includes $694,663, $798,148 and $751,946 of foreclosed residential properties serviced for the VA at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

(3)

At September 30, 2008, we serviced 240,555 subprime loans and real estate with a UPB of $34,759,902 as compared to 292,148 with a UPB of $41,947,660 at December 31, 2007. At September 30, 2007, we serviced 313,171 subprime loans and real estate with a UPB of $44,579,287. Subprime loans represent residential loans we service that were made to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac (nonconforming loans).

(4)

We serviced under subservicing contracts 122,759 residential loans with a UPB of $10,729,971 as of September 30, 2008. This compares to 147,570 residential loans with a UPB of $15,539,986 as of December 31, 2007 and 153,210 residential loans and real estate with a UPB of $13,988,715 at September 30, 2007.

(5)

The average UPB of assets serviced during the three months ended September 30, 2008 and September 30, 2007 was $44,017,358 and $55,369,924, respectively. Year to date, the average total UPB was $47,862,914 and $55,174,838 for 2008 and 2007, respectively.

          The following table sets forth information regarding the changes in our portfolio of residential assets serviced for others:

	Amount	Count

Servicing portfolio at December 31, 2006	$52,834,028	473,665
Additions	8,822,610	53,340
Runoff	(5,797,672)	(45,591)

Servicing portfolio at March 31, 2007	55,858,966	481,414
Additions	4,598,313	26,926
Runoff	(6,621,362)	(53,085)

Servicing portfolio at June 30, 2007	53,835,917	455,255
Additions	6,555,924	42,435
Runoff	(3,977,609)	(33,904)

Servicing portfolio at September 30, 2007	56,414,232	463,786
Additions	1,112,684	7,008
Runoff	(3,980,931)	(35,178)

Servicing portfolio at December 31, 2007	53,545,985	435,616
Additions	518,439	4,483
Runoff	(3,939,848)	(36,395)

Servicing portfolio at March 31, 2008	50,124,576	403,704
Additions	255,912	2,421
Runoff	(4,712,421)	(37,347)

Servicing portfolio at June 30, 2008	45,668,067	368,778
Additions	146,000	1,075
Runoff	(3,365,036)	(27,366)

Servicing portfolio at September 30, 2008	$42,449,031	342,487

          Additions primarily represent servicing purchased from the owners of the mortgages and servicing obtained by entering into subservicing agreements with other entities that own the MSRs. The market for the acquisition of servicing rights to newly originated subprime mortgage loans slowed significantly in the latter part of 2007. Since then, servicing transactions have consisted mostly of trades of seasoned portfolios. Because of the turmoil in the credit markets, we have been cautious in our acquisition of MSRs, and we did not make any significant additions to our residential servicing portfolio during the first nine months of 2008. In the longer term, our continued growth and success in the Servicing business is in part dependent on our ability to acquire MSRs at an appropriate price. As a result, we will continue to selectively pursue opportunities for additional servicing and subservicing business. We are optimistic about our prospects for maintaining our scale and growing the Servicing business over time. MSR runoff primarily results from principal repayments on loans and sales of real estate.

          Comparative selected balance sheet data is as follows:

	September 30, 2008	December 31, 2007

Advances	$134,514	$285,929
Match funded advances	1,070,899	1,126,097
Mortgage servicing rights (Residential)	150,234	191,935
Receivables	20,709	18,521
Debt service accounts	68,337	77,819
Other	5,465	8,203

Total assets	$1,450,158	$1,708,504

Match funded liabilities	$985,316	$1,001,403
Lines of credit and other secured borrowings	118,985	260,976
Servicer liabilities	110,157	204,484
Other	23,393	23,636

Total liabilities	$1,237,851	$1,490,499

          Advances and Match Funded Advances. During the nine months ended September 30, 2008, the combined balance of advances and match funded advances decreased by $206,613 or 15%, due to a decline in UPB serviced and a stabilization of the rate of loan delinquencies. We generally recover our advances in full when foreclosed properties are sold, and this is also generally true when we modify a loan. See Notes 6 and 7 to the Interim Consolidated Financial Statements for additional details of the composition of advances and match funded advances.

          Mortgage Servicing Rights. The unamortized balance of residential MSRs is primarily related to subprime residential loans. Residential MSRs declined by $41,701 during the first nine months of 2008, primarily due to amortization expense of $40,438. Although the rate of amortization has slowed, MSRs declined largely because we did not make any significant acquisitions of MSRs during 2008. As disclosed in Note 8 to the Interim Consolidated Financial Statements, the carrying value of servicing rights assigned to the high-loan-to-value stratum exceeded fair value by $1,401 at September 30, 2008 due to higher industry averages for delinquencies on loans in the second lien position. As a result, we established a valuation allowance of $1,401 through a charge to earnings. This charge is reported as a component of servicing and origination expenses. Net of the valuation allowance, the carrying value of this stratum was $2,655 at September 30, 2008. We may adjust this valuation allowance in the future, as the value increases or decreases.

          Match Funded Liabilities. The $16,087 decrease in match funded liabilities during the first nine months of 2008 primarily resulted from the $206,613 reduction in the combined balance of advances and match funded advances, offset by the transfer of borrowings from our senior secured credit agreement and an increase in the average effective advance rate under our match funded lending agreements. A $100,000 term note, a $75,000 term note and a $200,000 variable funding note entered their amortization periods in 2008 and were paid in full by September 30, 2008. These notes had a combined outstanding balance of $349,581 at December 31, 2007. These repayments had little effect on the balance of our match funded liabilities because in one instance the borrowing was shifted to another note that was secured by the same collateral pool and had spare capacity and in the other instance the borrowing was moved to a new $300,000 advance facility that closed in April 2008. At September 30, 2008, 91.5% of match funded advances were funded through borrowings as compared to 88.5% at December 31, 2007.

          Unused borrowing capacity under match funded liabilities increased from $233,039 at December 31, 2007 to $235,352 at September 30, 2008. Our maximum borrowing capacity under match funded liabilities was $1,215,000 at September 30, 2008 as compared to $1,230,000 at December 31, 2007, a decrease of $15,000. The decrease in borrowing capacity results from the three notes which had a combined borrowing capacity of $375,000 that entered their amortization periods, offset by the addition of $360,000 of new borrowing capacity by increasing from $140,000 to $200,000 the maximum borrowing amount under one facility that we renewed in February 2008 and adding the new $300,000 facility. See Note 11 to the Interim Consolidated Financial Statements for additional information on the terms and balances of our match funded liabilities.

          Lines of Credit and Other Secured Borrowings. We exercised our option contained in the senior secured credit agreement for an 18-month term note to finance MSRs and transferred the advance collateral to existing match funded facilities. Therefore, we did not renew the facility prior to its maturity in August 2008. As a result, the amount outstanding under lines of credit and other secured borrowings declined by $141,991 during the first nine months of 2008. As of September 30, 2008, the maximum borrowing capacity under the term note was $118,985, a $236,015 decline compared to the borrowing capacity under the senior secured credit agreement at December 31, 2007. There was no unused borrowing capacity under the term note at September 30, 2008 as compared to $94,024 of unused borrowing capacity under the senior secured credit agreement at December 31, 2007. See Note 12 to our Interim Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

          Servicer Liabilities. Servicer liabilities represent amounts we have collected, primarily from residential borrowers whose loans we service, which we will deposit in custodial accounts, pay directly to an investment trust or refund to borrowers. We exclude custodial accounts from our balance sheet. Servicer liabilities declined by $94,327 during the first nine months of 2008 largely due to a $97,092 decline in the amount of borrower payments due to the custodial accounts. This decline reflects the impact of low collection volume primarily resulting from slower voluntary prepayments and a smaller servicing portfolio. See Note 14 to the Interim Consolidated Financial Statements for additional details of the principal components of servicer liabilities.

          Comparative selected operations data for the periods ended September 30 is as follows:

	Three months		Nine months

	2008	2007	2008	2007

Revenue:
Servicing and subservicing fees	$76,112	$80,815	$240,041	$254,761
Process management fees	9,946	2,455	24,944	7,705
Other	—	3	—	11

Total revenue	86,058	83,273	264,985	262,477

Operating expenses:
Compensation and benefits	10,656	9,344	31,986	27,391
Amortization of servicing rights	12,106	21,808	40,438	81,198
Servicing and origination	4,089	7,595	10,757	23,320
Technology and communications	3,445	753	9,208	5,393
Professional services	2,643	2,160	8,044	8,322
Occupancy and equipment	2,218	3,219	8,678	9,818
Other	4,761	4,917	15,121	16,126

Total operating expenses	39,918	49,796	124,232	171,568

Income from operations	46,140	33,477	140,753	90,909

Other income (expense):
Interest expense:
Match funded liabilities	(12,747)	(8,887)	(44,511)	(24,766)
Lines of credit and other secured borrowings	(2,001)	(3,093)	(7,847)	(8,013)
Other	(2,153)	(1,425)	(6,383)	(3,924)

	(16,901)	(13,405)	(58,741)	(36,703)
Other	85	328	964	(1,211)

Total other expense	(16,816)	(13,077)	(57,777)	(37,914)

Income before income taxes	$29,324	$20,400	$82,976	$52,995

          Servicing and Subservicing Fees. The principal components of servicing and subservicing fees for the periods ended September 30 are:

	Three months		Nine months

	2008	2007	2008	2007

Residential
Loan servicing and subservicing	$54,547	$55,952	$167,790	$173,747
Late charges	11,462	8,687	36,601	28,874
Custodial accounts (float earnings)	1,718	6,238	8,719	24,264
Loan collection fees	2,389	3,146	7,884	9,280
Other	5,840	6,753	18,653	18,351

	75,956	80,776	239,647	254,516
Commercial (US)	156	39	394	245

	$76,112	$80,815	$240,041	$254,761

          Residential loan servicing and subservicing fees for the three and nine months ended September 30, 2008 declined by 3% as compared to the same periods of 2007. These declines are primarily due to a lower average balance of loans serviced and higher delinquencies, offset in part by an increase in collected servicing fees.

          The average balance of loans serviced during the three and nine months ended September 30, 2008 declined by 22% and 15%, respectively, as compared to the same periods of 2007 primarily because of a decline in portfolio acquisitions. Additions to the portfolio for the third quarter of 2008 and 2007 were $146,000 and $6,555,924 respectively. Year to date additions for 2008 and 2007 were $920,351 and $19,976,847 respectively.

          We collect servicing fees, generally expressed as a percent of the UPB, from the borrowers’ payments and from reimbursements from the securitization trusts. We recognize servicing fees as revenue when earned which is generally upon collection. Delinquencies affect the timing of servicing fee revenue recognition but not the ultimate collection of the fees, because servicing fees generally have a higher standing than advances which are satisfied before any interest or principal is paid by the securitization trust on the bonds. We estimate that during the third quarter and first nine months of 2008 the balance of uncollected and unrecognized servicing fees related to delinquent borrower payments declined by $2,698 and $37, respectively, due to the collection of delinquent servicing fees. This compares to an increase in the balance of uncollected and unrecognized fees of $9,888 and $16,608 during the third quarter and first nine months of 2007, respectively. As of September 30, 2008, we estimate that the balance of uncollected delinquent servicing fees that we had not yet recognized as revenue was $49,513.

          The increase in late charges for the three and nine months ended September 30, 2008 as compared to the corresponding periods of 2007 reflects higher delinquencies and collections of previously assessed late charges on loans that have returned to performing status. The increase in late charges lags the increase in delinquencies because late charges are not earned and therefore not recognized as revenue until they are collected.

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

	Three months		Nine months

	2008	2007	2008	2007

Average custodial account balances	$371,600	$594,000	$403,500	$745,700
Float earnings (1)	$1,718	$6,238	$8,719	$24,264
Annualized yield	1.85%	4.20%	2.88%	4.34%

(1) For the third quarter of 2008 and 2007, float earnings included $1,834 and $2,858, respectively, of income from auction rate securities. For the 2008 and 2007 year to date periods, income from auction rate securities included in float earnings was $8,423 and $8,963, respectively.

          As disclosed in Notes 5 and 13 to the Interim Consolidated Financial Statements, through September 30, 2008, we generated float earnings through the Investment Line revolving demand note. Under this agreement, we borrowed funds each month at a nominal interest rate and invested those funds in certain permitted investments. Funds provided by the Investment Line were available only for investment purposes and were not available for general operating purposes. The amount borrowed was based on projected average custodial balances for the month. Upon expiration of the revolving demand note on September 30, 2008, we repaid the line in full using the proceeds from the liquidation of the investments under this line. No actual custodial funds were invested via this line since we invested only the funds borrowed through the Investment Line revolving demand note. The custodial funds remain on deposit in bank accounts that meet the requirements of each securitization trust.

          Process Management Fees. Process management fees are primarily comprised of real estate sales commissions. Real estate commissions were $9,468 and $1,509 for the third quarter of 2008 and 2007, respectively. Year to date, real estate sales commissions were $23,608 and $4,085 for 2008 and 2007, respectively. Real estate commissions were higher during the 2008 periods due to higher sales volume that is in part attributed to our efforts to more effectively market and price foreclosed residential real estate in the Servicing portfolio. Process management fees for the three and nine months ended September 30, 2007 also included $779 and $3,210, respectively, of loan refinancing fees earned through a program under which we originated loans in response to requests from borrowers to refinance their mortgages. We discontinued this program in the third quarter of 2007.

          Compensation and Benefits Expense. The increase in compensation expense and benefits in the 2008 periods as compared to the same periods of 2007 is due in part to an increase in average employment in India where the average number of employees for the nine-month periods grew from 1,119 in 2007 to 1,168 in 2008, an increase of 4%. In addition, average employment in the U.S. grew from 418 to 471, or 13%, over the same period. During the first six months of 2008, we increased the number of higher paid loss mitigation staff in the U.S. in response to the increase in non-performing loans. During the third quarter of 2008, we began to reduce servicing staff as the UPB of serviced loans declined; however, U.S. staff continues to represent a higher proportion of the servicing work force in 2008 than in 2007.

          Amortization of Servicing Rights. We amortize mortgage servicing rights in proportion to and over the period of estimated net servicing income. Slower projected mortgage prepayment speeds and higher projected delinquencies have reduced the rate of amortization as we expect to earn the servicing income over a longer period of time. Although the average balance of our investment in residential MSRs for the third quarter of 2008 declined by 27% as compared to the third quarter of 2007, amortization expense declined by 44%. Year to date, the average balance of MSRs decreased by 17% in 2008 while amortization expense decreased by 50% as compared to the same period of 2007. Average projected prepayment speeds used to compute amortization expense were 25% and 26% for the third quarter of 2008 and 2007, respectively. Year to date, the average projected prepayment speeds were 25% and 30% for 2008 and 2007, respectively. Average projected delinquency rates (past due 90 days or more) used to compute amortization expense were 22% and 9% for the third quarter of 2008 and 2007, respectively. Year to date, the average projected delinquency rates were 21% and 8% for 2008 and 2007, respectively.

          Servicing and Origination Expenses. Servicing and origination expense is comprised of compensating interest, satisfaction fees and other servicer expenses. Compensating interest on loan payoffs and satisfaction fees both declined in the 2008 periods as compared to the same periods of 2007 primarily as a result of the decline in the servicing portfolio and a decline in voluntary loan prepayments. For 2008, servicing and origination expenses also include the $1,401 impairment charge to establish a valuation allowance on high-loan-to-value mortgage servicing assets. Other servicer expenses also declined in the 2008 periods as a result of system automation and process improvements.

          Technology and Communication Expense. The increase in technology and communication expense in the 2008 periods is largely due to higher technology support charges from the Technology Products segment. The higher charges are principally due to the implementation of a market-based rate card in the second quarter of 2008 that replaced the cost-based method.

          Interest Expense. Interest expense in the 2008 periods was higher than the same periods in 2007 because of increased financing costs associated with our residential servicing advances primarily because of the growth in our investment in these assets and an increase in facility fees charged by the lenders. However, the decline in advances and match funded advances coupled with declines in interest rates has resulted in declines in interest expense in both the second and third quarters of 2008 as compared to the preceding quarter. The average combined balance of advances and match funded advances increased by 37% and 61% during the three and nine months ended September 30, 2008, respectively, as compared to the same periods of 2007. Average borrowings were $313,862 or 43% higher in the third quarter of 2008 than in 2007. Year to date, the average borrowings were $511,757 or 78% higher when compared to 2007. Offsetting the effect of the increase in average balances outstanding, the average rate on these borrowings decreased by 86 basis points, or 13%, in the third quarter of 2008 as compared to the third quarter of 2007. For the nine months ended September 30, 2008, the average rate decreased by 101 basis points, or 10%, as compared to the same period in 2007. The majority of our credit facilities bear interest at rates that are adjusted regularly based on 1-Month LIBOR. During the third quarter of 2008, the average of 1-Month LIBOR was 2.62% as compared to 5.43% in the third quarter of 2007. The average of 1-Month LIBOR was 2.84% and 5.36% during the first nine months of 2008 and 2007, respectively.

          Average rates have not declined in proportion to the decline in LIBOR principally because of the higher spread over LIBOR charged on the new match funded facilities added in 2007 and 2008 and because of higher facility fees charged by the lenders. Interest expense includes amortization of facility costs of $2,610 and $1,105 during the third quarter of 2008 and 2007, respectively. Year to date, amortization of facility costs were $9,805 and $3,015 for 2008 and 2007, respectively. Amortization of facility costs in the first quarter of 2008 included the write-off of $2,000 of deferred costs related to a match funded facility that we decided not to expand or renew.

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

          Subprime originations. In January 2007, we decided to close our subprime loan origination operation and no longer originate loans.

          Comparative selected balance sheet data:

	September 30, 2008	December 31, 2007

Subordinate and residual trading securities	$4,055	$7,016
Loans held for resale	55,642	75,240
Advances on loans held for resale	5,451	6,872
Real estate	7,614	7,923
Other	3,344	5,347

Total assets	$76,106	$102,398

Lines of credit and other secured borrowings	20,999	46,472
Other	1,573	3,170

Total liabilities	$22,572	$49,642

          Subordinate and Residual Trading Securities. The $2,961 decrease in subordinate and residual securities during 2008 was primarily due to a decline in fair value that reflects conditions in the subprime mortgage market. Net unrealized losses on subordinate and residual trading securities were $2,986 during the first nine months of 2008.

          As disclosed in Note 5 to the Interim Consolidated Financial Statements, our subordinate and residual securities are not actively traded, and therefore, market quotations are not available. We estimate fair value using an industry accepted discounted cash flow model that is calibrated for trading activity wherever possible. We estimate fair value based on the present value of expected future cash flows using our best estimate of key assumptions that market participants would use such as discount, delinquency and cumulative loss rates as well as prepayment speeds associated with the loans underlying mortgage backed securities. The estimated fair value of our residuals and subordinate trading securities, which is based on our best estimate of key assumptions that market participants would use, is significantly influenced by the loss assumptions utilized in the discounted cash flow model. Our loss assumptions range between 13% and 21%.

          Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. The weighted average remaining life of these securities was 1.54 years at September 30, 2008.

          Loans Held for Resale. Loans held for resale represent single-family residential loans originated or acquired that we do not intend to hold until maturity. The balances at September 30, 2008 and December 31, 2007 are net of fair value allowances of $16,405 and $21,155, respectively. Loans held for resale at September 30, 2008 and December 31, 2007 include non-performing loans with a carrying value of $18,520 and $31,998, respectively.

          The loans at September 30, 2008 are comprised of those remaining from our subprime origination operation which we closed in January 2007, and those acquired as a part of our whole loan purchase and securitization activities. The $19,598 decline in carrying value during the first nine months of 2008 is due to payoffs, foreclosures and charge-offs. There were no loan sales during the first nine months of 2008. When we foreclose on the collateral, we transfer the loans to real estate upon receipt of title to the property, and the property is marketed for sale.

          Real Estate. Real estate is comprised of properties that we acquire by foreclosure on loans held for resale. These properties are held for sale and are net of fair value allowances of $5,422 and $4,952 at September 30, 2008 and December 31, 2007, respectively. During the first nine months of 2008, transfers from loans held for resale were offset by sales of real estate.

          Lines of Credit and Other Secured Borrowings. During 2007 and the first seven months of 2008, borrowings under lines of credit and other secured borrowing consisted principally of amounts borrowed under repurchase agreements collateralized by loans held for resale. During August 2008, we used the proceeds from the sale of $23,200 of Class A-1 notes, net of a discount of $928, to repay the balance of repurchase agreements outstanding at the time. The $25,473 decline in borrowings during the first nine months of 2008 was primarily due to declines in the loans that serve as collateral and a decrease in advance rates offered by lenders. See Note 12 to our Interim Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

          Comparative selected operations data for the periods ended September 30 is as follows:

	Three months		Nine months

	2008	2007	2008	2007

Revenue	$—	$7	$—	$353
Operating expenses	793	1,038	2,225	3,255

Loss from operations	(793)	(1,031)	(2,225)	(2,902)

Other income (expense):
Interest income
Loans held for resale	1,769	2,245	5,989	8,145
Subordinate and residual trading securities	575	1,432	2,742	8,481
Other	—	13	—	134

	2,344	3,690	8,731	16,760
Interest expense	(785)	(1,470)	(2,065)	(5,190)
Gain (loss) on trading securities	(598)	393	(2,986)	20,268
Loss on loans held for resale, net	(674)	(4,359)	(11,112)	(11,376)
Other, net	4	(137)	95	2,218

Total other income (expense), net	291	(1,883)	(7,337)	22,680

Income (loss) before income taxes	$(502)	$(2,914)	$(9,562)	$19,778

          Interest Income. Interest income on subordinate and residual trading securities declined by $5,739 in 2008 as compared to 2007 largely as a result of our sale of the UK residuals in the second quarter of 2007. We recognized $4,034 of interest income on the UK residuals during 2007 prior to their sale. In addition, cash flows from the remaining subordinate and residual securities have declined in 2008 because of an increase in defaults and unrecoverable losses on the underlying mortgage loans. See Note 2 to the Interim Consolidated Financial Statements for additional information regarding subordinate and residual securities.

          Interest Expense. The $3,125 or 60% decline in interest expense in the first nine months of 2008 was primarily the result of reduced financing of trading securities and loans held for resale, the average balances of which declined 88% and 33%, respectively, during the first nine months of 2008 as compared to the first nine months of 2007. The average outstanding balance of lines of credit and other secured borrowings utilized by Loans and Residuals during 2008 declined by 60% as compared to the first nine months of 2007. The majority of our credit facilities bear interest at rates that are adjusted regularly based on 1-Month LIBOR. The average of 1-Month LIBOR was 2.84% in the first nine months of 2008 as compared to 5.36% in the first nine months of 2007. The decline in interest expense did not fully reflect the decline in LIBOR because the credit facilities that we used in 2008 charged higher spreads over LIBOR as compared to the facilities used in the same period of 2007.

          Gain (loss) on Trading Securities. The losses on trading securities for the 2008 periods represent net unrealized losses on subordinates and residuals. The gain on trading securities for the first nine months of 2007 includes a gain of $25,587 from the sale of the UK residuals during the second quarter, partially offset by unrealized losses to record other subordinates and residuals at fair value. Net unrealized gain (loss) on subordinate and residuals for the three and nine months ended September 30, 2007 were $394 and $(5,384) respectively.

          Loss on Loans Held for Resale, Net. The components of loss on loans held for resale, net for the periods ended September 30 are:

	Three months		Nine months

	2008	2007	2008	2007

Loan charge-offs	$(9,492)	$(1,885)	$(15,512)	$(6,209)
Valuation gain (loss), net	8,818	(2,474)	4,280	(6,394)
Gain on sale of loans	—	—	120	1,227

	$(674)	$(4,359)	$(11,112)	$(11,376)

          Valuation losses represent charges that we recorded to reduce loans held for resale to their fair values which have declined due to the deteriorating conditions in the subprime mortgage market. In addition to these valuation adjustments, we have recorded charge-offs on resolved loans. The decline in losses on loans held for resale in the third quarter of 2008 is the result of lower valuation reserve requirements due to the resolution of nonperforming loans and an improvement in the payment status of the remaining loans. The UPB of nonperforming loans as a percentage of total UPB declined from 48% at June 30, 2008 to 38% at September 30, 2008. Gains on sales of loans primarily represents the recovery of premiums on loans repurchased by the original seller and the partial reversal of reserves that we had established in 2006 to provide for a contingent repurchase obligation on sold loans. There have been no loan sales during 2008.

          Other, Net. Other income for the first nine months of 2007 included $2,226 of net realized and unrealized gains related to Eurodollar interest rate futures contracts, interest rate swap agreements and credit default swap agreements. These agreements did not qualify for hedge accounting; therefore, we reported all changes in fair value in earnings. As of September 30, 2007, all of these agreements either had matured or were terminated.

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

          Ocwen Structured Investments, LLC (“OSI”). To date we have invested $37,500 in OSI. Our commitment to invest up to an additional $37,500 in OSI expired on September 18, 2008. OSI began operations during the second quarter of 2007. Our ownership interest in OSI is 25%. OSI invests primarily in MSRs and the related lower tranches and residuals of residential mortgage-backed securities, the credit risk of which is hedged with a combination of single name credit default swaps and credit default swaps tied to the ABX Index. Under agreements that we have entered into with OSI, we are responsible for providing various management services and for subservicing the portfolio of loans underlying its MSRs. We, along with the other principal investors, are entitled to receive a preferential return in excess of our ownership interest in the event that OSI achieves certain performance objectives. These preferential distributions are, however, subject to a repayment provision should the future performance of OSI not support the preference payments made to the principal investors. To date, we have not received any such preferential distributions.

          Ocwen Nonperforming Loans, LLC (“ONL”). Our investments in ONL and related entities represent approximately 25% equity interests. To date we have invested a combined $37,263 in ONL and related entities and have committed to invest up to an additional $37,423. This commitment expires on September 13, 2010. During the third quarter of 2008, we sold 0.2% of our combined investment to another investor and as a result, we realized a net gain of $68 on the partial sale of our equity interest. These entities invest in non-performing loans purchased at a discount and in foreclosed real estate. Under agreements we have entered into with ONL and affiliates, we provide various management services and act as the servicer of the loans and foreclosed real estate properties. We are entitled to receive a preferential return in excess of our ownership interest in the event that ONL and related entities achieve certain performance objectives. To date, we have not received any such preferential distributions.

          Comparative selected balance sheet data:

	September 30, 2008	December 31, 2007

Receivables	$900	$3,522
Investment in unconsolidated entities	32,406	70,720

Total assets	$33,306	$74,242

          Comparative selected operations data for the periods ended September 30 is as follows:

	Three months		Nine months

	2008	2007	2008	2007

Revenue (management fees)	$819	$354	$2,997	$354
Operating expenses	1,204	74	3,217	234

Income (loss) from operations	(385)	280	(220)	120

Other income (expense):
Equity in earnings (losses) of unconsolidated entities
OSI	(2,111)	1,169	(4,202)	1,169
ONL and affiliates	(1,215)	—	(2,144)	—

	(3,326)	1,169	(6,346)	1,169
Other, net	68	50	(196)	51

Other income (expense), net	(3,258)	1,219	(6,542)	1,220

Income (loss) before income taxes	$(3,643)	$1,499	$(6,762)	$1,340

          Investment in Unconsolidated Entities. Investment in unconsolidated entities is comprised of our approximately 25% ownership interests in OSI and ONL and other related asset management entities, all of which we account for using the equity method of accounting. We began investing in these entities in the second and third quarters of 2007. During the first nine months of 2008, we received distributions totaling $32,748 and invested an additional $1,250. We did not make any investments in OSI during the first nine months of 2008, and our commitment to invest additional capital expired on September 18, 2008. At September 30, 2008, we had committed to invest up to an additional $37,423 in ONL and affiliated entities.

          Equity in earnings of unconsolidated entities.The losses incurred by OSI in the 2008 periods primarily reflect unrealized losses on residual securities and the write-off of loan facility fees in the first quarter, offset in part by unrealized hedge gains. The losses incurred by ONL and affiliates in 2008 are primarily the result of charges to reduce loans and real estate to fair value. Losses include the approximately 25% share of loan servicing and management expenses that are charged by the Servicing segment and eliminated in consolidation. See Note 9 to the Interim Consolidated Financial Statements for additional details regarding our investment in these entities.

Technology Products

          Technology Products is responsible for the design, development and delivery of a suite of technology products and services to the mortgage industry. Technology Products includes the REAL suite of applications that support the servicing business of OCN and the servicing and origination businesses of external customers. The REAL suite of applications is complemented by the offering of technology services primarily to OCN. This segment also includes the results of our approximately 46% equity investment in BMS Holdings.

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

•

REALResolution – a default loan administration product that provides decision support, timeline management and reporting capability for loans and assets in loss mitigation or foreclosure and for foreclosed real estate. It is also designed to manage borrower bankruptcy from a loan administration perspective. REALResolution is deployed in conjunction with a loan servicing system such as REALServicing.

•

REALTrans – an order management system that handles the fulfillment of orders for real estate products in origination and servicing. REALTrans – has vendor management functionality and provides strong coverage of the entire suite of loan origination products including appraisal, flood, title and credit reporting.

•

REALSynergy – a commercial loan servicing platform that handles the servicing of commercial loans. This product manages the entire life cycle associated with commercial loans and has over 50 external customers.

•	REALRemit – provides our real estate vendors and brokers with the ability to submit invoices electronically for payment and to have invoice payments deposited directly to their bank accounts.

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

          Comparative selected balance sheet data:

	September 30, 2008	December 31, 2007

Receivables	$3,432	$4,783
Goodwill	1,618	1,618
Premises and equipment	3,569	7,295
Investment in unconsolidated entities (BMS Holdings)	—	5,666
Other	857	966

Total assets	$9,476	$20,328

Total liabilities	$2,568	$3,899

          Investment in BMS Holdings. Our investment in BMS Holdings represents an equity interest of approximately 46%. During the second quarter of 2008, we suspended the application of the equity method of accounting when our investment reached zero because of losses experienced by BMS during the first six months of 2008. BMS Holdings incurred a loss for the third quarter of 2008, and therefore, we have not resumed application of the equity method of accounting.

          Comparative selected operations data for the periods ended September 30 is as follows:

	Three months		Nine months

	2008	2007	2008	2007

Revenue:
Technology support	$6,742	$4,400	$19,040	$13,089
REAL products	4,930	4,569	15,526	14,094

Total revenue	11,672	8,969	34,566	27,183
Operating expenses:
Compensation and benefits	2,699	3,092	8,222	7,596
Technology and communications	5,327	4,215	15,382	12,146
Other	1,502	1,943	4,606	4,418

	9,528	9,250	28,210	24,160

Income (loss) from operations	2,144	(281)	6,356	3,023

Other income (expense), net:
Interest expense	(129)	(105)	(447)	(375)
Equity in earnings (losses) of unconsolidated entities (BMS Holdings)	—	2,368	(5,666)	2,190
Other	42	444	392	1,190

Other income (expense), net	(87)	2,707	(5,721)	3,005

Income before income taxes	$2,057	$2,426	$635	$6,028

          Revenue. Technology support revenue increased by 53% and 45% during the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. Revenue from our REAL suite of products increased by 8% and 10% during the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. These increases were due to an increase in charges to Financial Services of $1,607 and $5,630 for the three and nine months ended September 30, 2008, respectively and an increase in charges to Servicing of $3,028 and $5,812 for the three and nine months ended September 30, 2008, respectively.

          The increased charges to Financial Services for the year to date are partly the result of the acquisition of NCI in June 2007. In addition, although we owned NCI for all of the third quarter of 2007, technology support revenue from Financial Services was higher in the third quarter of 2008 because the Technology Products segment increased its development efforts to NCI during 2008 and added a significant amount of technology assets for the NCI operations.

          During the second quarter of 2008, Technology Products began charging Servicing and other segments for technology services according to a market-based rate card instead of the cost-based method that was previously used. As a result, the revenues of Technology Products for the third quarter and first nine months of 2008 are higher by approximately $1,800 and $5,400, respectively, than they would have been if the cost-based system had continued to be used. Of the $1,800 increase in revenues in the third quarter that was attributable to the implementation of the rate card, approximately $1,400 was charged to Servicing and approximately $300 was charged to Financial Services. See Note 17 to the Interim Consolidated Financial Statements for additional details regarding the impact of this change by segment.

          Technology and communications. Technology and communications expense increased by $1,112 and $3,236 during the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. These increases were principally the result of additional costs resulting from taking responsibility for the software and systems of NCI including service and maintenance agreements, depreciation and telephony costs. Although we owned and supported NCI for all of the third quarter of 2007, technology and communication expense was higher in the third quarter of 2008 because the level of support and assets dedicated to NCI increased during 2008. The increases were partially offset by lower support costs for the remaining operations.

          Equity in earnings of unconsolidated entities. We suspended the application of the equity method of accounting for our investment in BMS in the second quarter of 2008 after our share of BMS Holdings’ 2008 losses had reduced our investment to zero. BMS Holdings reported a loss for the third quarter of 2008, and therefore, we have not resumed accounting for our investment on the equity method. We will not resume applying the equity method until our share of BMS Holdings’ earnings exceeds our share of their losses that we did not recognize during the period when the equity method was suspended. The 2008 results of BMS have been negatively impacted by unrealized losses on auction rate securities. Unrealized gains on derivatives in the first quarter of 2008 were largely reversed in the second quarter. The values of these derivatives are largely driven by expected interest rates as represented by the forward rate curve for 3-month LIBOR. During the first quarter of 2008, this curve shifted downward which significantly increased the value of BMS Holdings’ derivatives. In the second quarter, the curve steepened as short-term interest rates continued to decline. This change in the forward curve reduced the value of BMS Holdings’ derivatives nearly to their value at December 31, 2007 which reversed the first quarter gains almost entirely.

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

          Portfolio Solutions. This business provides fee-based transaction management services including valuation, due diligence, forensic analysis, fraud review and settlement services. Historically, revenue was directly correlated to the level of origination activity; however, during 2007, we restructured to expand our products and services focusing on supporting delinquent and defaulted loans. By enhancing our proprietary processes and the embedded technology, we were able to somewhat offset the negative impact of the dramatic decline in loan origination activity in 2008 on our revenue stream. As a result of our ability to reduce operating expenses, income from operations as a percent of revenue has improved in 2008 as compared to 2007

          Business Process Outsourcing. This business provides loan underwriting, quality control, insurance and claims processing, call center services and analytical support to clients.

          International Operations. This business provides master, primary, sub and special servicing primarily for commercial loans. International Operations generally has a consistent and recurring revenue stream. In a typical transaction, the loan originator or purchaser engages us to provide our services over the life of the loan. We are paid a monthly servicing fee as a percentage of the unpaid principal balance of the loan until such time as the loan is paid off or the asset is liquidated. The majority of our sub-servicing and special servicing revenue is based upon a negotiated rate multiplied by the outstanding principal balance of the underlying mortgage loans. In November 2008, our Board of Directors authorized management to investigate the possible sale of our remaining GSS partnerships.

          Mortgage services has limited capital requirements and represents a balance among the origination, servicing and resolution of loans, thereby producing relatively stable earnings in spite of the decline in residential loan origination activity. We believe that our continued success in this area is dependent on our ability to manage our operating costs efficiently and to continue to improve the quality and timeliness of service delivery so that we can provide high quality products at competitive prices. We also are expanding our product offerings in this area to include real estate sales, property inspection and preservation services, default processing services, title services and homeowner outreach. We anticipate generating minimal revenues from these products in the fourth quarter of 2008, with continued growth throughout 2009.

          Comparative selected balance sheet data:

	September 30, 2008	December 31, 2007

Cash	$612	$5,904
Mortgage servicing rights	—	5,360
Receivables	3,140	12,207
Other	244	678

Total assets	$3,996	$24,149

Lines of credit and other secured borrowings	$—	$4,090
Other	1,950	4,443

Total liabilities	$1,950	$8,533

          Cash. The $5,292 decline in cash during the first nine months of 2008 is primarily due to the transfer of cash from this segment to our Treasury group, a component of Corporate Items and Other.

          MSRs. During the second quarter of 2008, we sold the MSRs that were owned by GSS Canada and realized a gain of $675.

          Receivables. Receivables decreased by $9,067 largely due to successful third-party collection efforts by our Portfolio Solutions business. In addition, as loan origination volume declined and our services shifted to supporting collection and resolution efforts for delinquent and defaulted loans, we experienced a decline in third-party business and a simultaneous increase in services we provide related to loans serviced by OCN for which we bill and collect almost immediately. This has led to a $6,240, or 88%, decline in Portfolio Solutions’ receivables in the first nine months of 2008 and an 82% decline since September 30, 2007 while revenues have declined only $6,499, or 17%, during the first nine months of 2008 as compared to the same period in 2007.

          Lines of Credit and Other Secured Borrowings. The senior secured credit agreement that we used to finance the MSRs was repaid in May 2008 with the proceeds from the sale of the MSRs.

          Comparative selected operations data for the periods ended September 30 is as follows:

	Three months		Nine months

	2008	2007	2008	2007

Revenue:
Servicing and subservicing fees	$666	$1,632	$3,194	$4,529
Process management fees	11,605	16,928	40,081	46,083
Other	60	431	305	1,860

Total revenue	12,331	18,991	43,580	52,472

Operating expenses:
Compensation and benefits	2,808	4,037	8,632	12,482
Amortization of servicing rights	—	214	274	612
Servicing and origination	4,526	7,269	17,941	19,672
Technology and communication	964	1,026	3,019	3,389
Other	1,376	2,269	4,271	7,660

Total operating expenses	9,674	14,815	34,137	43,815

Income from operations	2,657	4,176	9,443	8,657

Other income (expense), net	131	(156)	499	(504)

Income before income taxes	$2,788	$4,020	$9,942	$8,153

          Servicing and Subservicing Fees. Our GSS offices in Germany and Canada earn fees by providing loan servicing to owners of commercial loans. At September 30, 2008, we serviced 373 international commercial loans and real estate assets totaling $1,247,128. This compares to 966 assets totaling $5,114,289 serviced at December 31, 2007. The decline in assets serviced in 2008 is the result of our sale of the servicing rights owned by GSS Canada.

          Process Management Fees. The principal components of process management fees for the periods ended September 30 relate to our fee-based loan processing services as follows:

	Three months		Nine months

	2008	2007	2008	2007

Residential property valuation	$5,984	$7,990	$21,839	$21,514
Title services	2,585	3,647	9,526	9,531
Outsourcing services	3,036	2,844	8,716	8,350
Mortgage due diligence activities	—	2,447	—	6,688

	$11,605	$16,928	$40,081	$46,083

          In spite of the low volume of loan origination activity, fees from residential property valuations and title services increased through the second quarter of 2008 as a result of higher delinquencies and foreclosures. In the third quarter of 2008, we experienced a decline in the volume of delinquent and default related services primarily due to a decline in loans serviced by OCN.

          We significantly scaled back our mortgage due diligence operation in January 2008 because of lack of demand.

          Compensation and benefits. The decline in compensation and benefit expenses in the 2008 periods is primarily due to a decline in compensation and benefits associated with our mortgage due diligence operation.

          Servicing and Origination Expenses. Servicing and origination expenses for the periods ended September 30 consist primarily of costs incurred in connection with providing fee-based loan processing services as follows:

	Three months		Nine months

	2008	2007	2008	2007

Residential property valuation	$2,980	$4,759	$12,149	$12,850
Title services	1,542	2,160	5,770	5,536
Mortgage due diligence	—	348	—	1,274
Other	4	2	22	12

	$4,526	$7,269	$17,941	$19,672

          The decline in residential property valuation and title services expenses in the third quarter of 2008 is consistent with the decline in the related revenues.

Financial Services

          Financial Services segment is our unsecured collections business. Effective June 6, 2007, this segment includes the results of NCI, a receivables management company. NCI specializes in contingency collections and customer relationship management for credit card issuers and other consumer credit providers. NCI’s primary source of revenue is fees for collections on behalf of credit card issuers and other consumer credit providers on a contingency basis. Our current focus is on the improvement of NCI’s financial performance. In that regard, we have developed an action plan that includes appropriate staffing of collectors to address the increase in volume reflective of rising delinquencies and charge-offs in the current credit environment and the ramp up of collection operations at our new facility in India.

          We are completing the integration of the operations of NCI and Ocwen Recovery Group (“ORG”) to take advantage of both NCI’s strong customer relationships and ORG’s global infrastructure. We have implemented an integration plan that generates cost savings from the combined operations of NCI and ORG by eliminating redundant expenses and migrating U.S.-based collector and administrative jobs to India, primarily through attrition. We believe that the key to our success is our ability to perform well for our customers which, in turn, leads to more account placements and continued growth of top line revenue. Our ability to perform well for our customers is largely dependent on our success in the training and retention of collection staff.

          Comparative selected balance sheet data:

	September 30, 2008	December 31, 2007

Receivables	$7,182	$5,775
Goodwill and intangibles	50,658	53,260
Premises and equipment	4,076	4,881
Other	2,055	2,226

Total assets	$63,971	$66,142

Lines of credit and other secured borrowings	$4,275	$147
Other	8,357	8,749

Total liabilities	$12,632	$8,896

          Goodwill and Intangibles. Goodwill and intangibles arising from the acquisition of NCI are as follows:

	September 30, 2008	December 31, 2007

Goodwill	$13,637	$14,315

Intangibles	40,500	40,500
Accumulated amortization	(3,479)	(1,555)

Intangibles, net	37,021	38,945

	$50,658	$53,260

          Intangibles consist primarily of customer lists that are amortizing over their estimated useful lives ranging from 10 to 20 years.

          Lines of credit and other secured borrowings. In July 2008, NCI entered into a revolving secured credit agreement with a financial institution that provides for borrowings of up to $10,000 through July 2011. Interest on the borrowings is based on either a rate of LIBOR plus two percent that is fixed for a period of 1, 3, 6 or 12 months, or a floating rated based on the prime rate less one percent, all as elected by NCI when the borrowing is made. All borrowings outstanding on September 30, 2008 were floating rate advances with an interest rate of 4%. Borrowings are secured by substantially all of NCI’s assets, and are limited to 85% of eligible accounts receivable, as defined in the agreement. The agreement contains financial covenants requiring minimum income levels that reset annually. See Note 12 to the Interim Consolidated Financial Statements for additional information.

          Comparative selected operations data for the periods ended September 30 is as follows:

	Three months		Nine months

	2008	2007	2008	2007

Revenue	$18,654	$16,872	$57,182	$25,002

Operating expenses:
Compensation and benefits	11,461	8,639	31,895	12,726
Servicing and origination	2,800	1,769	8,688	2,514
Technology and communication	3,204	2,342	8,147	3,533
Professional services	789	1,327	2,444	1,962
Occupancy and equipment	1,274	1,882	3,517	2,687
Other	2,475	3,087	7,449	5,089

Total operating expenses	22,003	19,046	62,140	28,511

Loss from operations	(3,349)	(2,174)	(4,958)	(3,509)
Other expense, net	(467)	(727)	(1,429)	(866)

Loss before income taxes	$(3,816)	$(2,901)	$(6,387)	$(4,375)

          The increase in revenue in the third quarter of 2008 as compared to the third quarter of 2007 is due to higher placements from our largest customer, as well as new revenues in our customer service operations.

          The increase in compensation and benefits in the third quarter of 2008 as compared to the third quarter of 2007 is largely the result of increased operational headcount for new projects in NCI’s customer relationship management business and in response to increased delinquent account placements in the contingency collections business.

          Year to date, the increase in revenue and operating expenses in 2008 is also due to our inclusion of NCI’s operations for all of 2008 while the 2007 results include NCI’s operations only from the date of acquisition on June 6, 2007. Results of NCI’s operations included in this segment for the nine months ended September 30 are:

	2008	2007	Increase (Decrease)

Revenue	$53,897	$20,549	$33,348
Operating expenses	55,641	21,921	33,720

Loss from operations	(1,744)	(1,372)	372
Other expense, net	(1,431)	(889)	542

Loss before income taxes	$(3,175)	$(2,261)	$914

Corporate Items and Other

          Comparative selected balance sheet data:

	September 30, 2008	December 31, 2007

Cash	$161,410	$108,142
Trading securities
Investment grade auction rate	253,944	—
Other investment grade	—	34,876
Subordinates and residuals	184	346
Receivables	40,332	41,104
Deferred tax assets, net	171,004	178,170
Goodwill and intangibles	—	3,423
Premises and equipment, net	24,732	22,834
Other	19,646	19,006

Total assets	$671,252	$407,901

Lines of credit and other secured borrowings	$2,385	30,676
Investment line	215,220	—
Debt securities	135,734	150,279
Other	64,425	71,650

Total liabilities	$417,764	$252,605

          Trading Securities. As disclosed in Note 5 to the Interim Consolidated Financial Statements, because of failed auctions, we have been unable to fully liquidate the investment grade auction rate securities that we invested in during the first quarter of 2008 using Investment Line funds. These securities are collateralized by student loans originated under the Federal Family Education Loan Program that are guaranteed for no less than 97% of their unpaid principal balance in the event of default. Our determination of the estimated fair value, which included our consideration of the strong credit quality of the underlying collateral and the securities we hold, limited market activity (including sales of our own holdings), creditworthiness of the issuers, estimated holding period and general auction rate securities market conditions, required the significant use of unobservable inputs. We estimate that an increase in the holding period of 12 months, with a commensurate increase in the discount rate, would reduce the estimated fair value by approximately 2.2%. Alternatively, a decrease in the holding period of the auction rate securities of 12 months, with a commensurate decrease in the discount rate, would increase the estimated fair value by approximately 3.4%. We expect liquidity will return to the auction rate securities market, and we will sell our securities at that time.

          The $34,876 decline in other investment grade securities during the first nine months of 2008 was primarily due to the sale of our remaining CMOs, which had a fair value of $33,171 at December 31, 2007.

          Goodwill and Intangibles. As disclosed in Note 4 to the Interim Consolidated Financial Statements, based on the values and terms of the proposals received from third parties interested in acquiring BOK, we determined that the values of goodwill and intangibles related to BOK were impaired. We recorded a charge of $4,980 in the second quarter of 2008 that included the impairment of the remaining $1,682 carrying value of goodwill, the $1,741 carrying value of intangibles, a $1,377 writedown of receivables and a $180 writedown of premises and equipment. We expect to reach an agreement of sale (subject to regulatory approval) of our investment in 2008. As a result of our decision in the fourth quarter of 2007 to sell our investment in BOK, we report the operating results of BOK as discontinued operations.

          Lines of Credit and Other Secured Borrowings. The balance at December 31, 2007 primarily represented financing obligations outstanding under repurchase agreements collateralized by CMOs. The decline in the outstanding balance during the first nine months of 2008 is the result of our sale of the CMOs. See Note 12 to the Interim Consolidated Financial Statements for additional details on lines of credit and other secured borrowings.

          Debt Securities. During the second quarter of 2008, we repurchased $14,545 of the Convertible Notes in the open market generating total gains of $3,595, net of the write-off of unamortized issuance costs.

          Other Liabilities. Other liabilities includes a financing obligation with an outstanding balance of $24,369 and $24,515 at September 30, 2008 and December 31, 2007, respectively, related to a sale-leaseback transaction involving our customer service and collection facility in Orlando, Florida, which we account for as a financing. Other liabilities also include accruals for incentive compensation awards, audit fees, legal matters, other operating expenses and interest on debt securities, as well as customer deposits held by BOK.

          Investment Line. As disclosed in Note 13 to the Interim Consolidated Financial Statements, we executed an amendment to the Investment Line in July 2008 that created a term note that matures on June 30, 2009. The note is secured by our investment in auction rate securities. Interest on the term note is 0.35% on that portion of the outstanding balance that does not exceed the amount of demand balances on deposit with the lender. For any portion of the outstanding balance of the term note that is in excess of the demand deposits, the interest rate is 1-month LIBOR plus 35 basis points. Maximum borrowing is currently limited to 80% of the face amount of the securities and declines to 70% by March 29, 2009. Under the term note, we receive the interest on the auction rate securities while the proceeds from the redemption or sale of auction rate securities are applied to the outstanding balance. If the proceeds are below the then-effective maximum borrowing percentage, we are required to make up the shortfall. If the application of proceeds to the outstanding balance results in the total outstanding balance of this note falling below 70% of the face value of the auction rate securities held, we receive one-half of sales or redemptions, and the remainder is used to pay down the Investment Line.

          During the nine months ended September 30, 2008, we have made principal payments totaling $84,744 which have reduced the Investment Line obligation to $215,220.

          Comparative selected operations data for the periods ended September 30 is as follows:

	Three months		Nine months

	2008	2007	2008	2007

Revenue	$12	$373	$154	$1,160
Operating expenses	2,225	1,543	14,206	4,411

Loss from operations	(2,213)	(1,170)	(14,052)	(3,251)

Other income (expense):
Interest income	859	1,117	1,761	6,718
Interest expense	(124)	(1,682)	(804)	(4,233)
Loss on trading securities	(23)	(1,802)	(19,380)	(2,595)
Gain (loss) on debt repurchases	—	(3)	3,595	(3)
Other, net	(298)	(8,848)	(669)	(9,075)

Other income (expense), net	414	(11,218)	(15,497)	(9,188)

Loss before income taxes	$(1,799)	$(12,388)	$(29,549)	$(12,439)

          Operating Expenses. Operating expenses for the first nine months of 2008 are $9,795 higher than the same period of 2007 primarily due to $9,532 of due diligence and other costs incurred related to the “going private” transaction which was initiated in January 2008 and which the parties mutually terminated in March 2008. Operating expenses are net of overhead allocations to other segments.

          Interest Income. Interest income on short-term investment grade securities, CMOs and commercial paper for the first nine months of 2008 declined by $2,993 or 83% as compared to the same period of 2007 principally due to a 77% decline in the average balance of our investment in these securities. In addition, interest income for the third quarter and year to date periods of 2007 includes $318 and $2,200 respectively, of discount accretion on certificates of deposit that we redeemed in the third quarter of 2007.

          Loss on Trading Securities. The loss on trading securities for the periods ended September 30 was comprised of the following:

	Three months		Nine months

	2008	2007	2008	2007

Realized losses:
Investment grade auction rate	$—	$—	$(662)	$—
CMOs	—	(286)	(1,034)	(286)
Other	—	(73)	—	(73)

	—	(359)	(1,696)	(359)

Unrealized losses:
Investment grade auction rate	—	—	(15,707)	—
CMOs	—	(1,239)	(1,813)	(1,955)
Subordinates and residuals	(23)	(113)	(161)	(174)
Other	—	(91)	(3)	(107)

	(23)	(1,443)	(17,684)	(2,236)

	$(23)	$(1,802)	$(19,380)	$(2,595)

          Other, net. Other, net for the 2007 periods includes a loss of $8,673 in the third quarter that resulted from the early redemption of CDs that we acquired at a discount.

MINORITY INTEREST IN SUBSIDIARIES

          Minority interest of $2,124 and $1,979 at September 30, 2008 and December 31, 2007, respectively, primarily represented the 30% investment in GSS held by Merrill Lynch.

STOCKHOLDERS’ EQUITY

          Stockholders’ equity amounted to $610,676 at September 30, 2008 as compared to $586,146 at December 31, 2007. The $24,530 increase in stockholders’ equity during the first nine months of 2008 was primarily due to net income of $21,602, a $2,319 increase in additional paid-in capital and a $607 increase in accumulated other comprehensive income. The increase in additional paid-in capital was primarily due to an increase of $1,053 related to expirations of vested options that had been accounted under the intrinsic value method of APB No. 25, net of the related deferred tax asset reversal, and compensation of $1,324 related to employee share-based awards. The increase in other comprehensive income was primarily the result of the change in unrealized foreign currency translation adjustments.

INCOME TAX EXPENSE

          Income tax expense was $8,662 and $3,882 for the three months ended September 30, 2008 and 2007, respectively. For the first nine months of 2008 and 2007, income tax expense was $14,119 and $25,015, respectively.

          Our effective tax rate for the first nine months of 2008 was 34.19% as compared to 35.46% for the first nine months of 2007. Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes and low-income housing tax credits.

          Our effective tax rate of 34.19% for the first nine months of 2008 includes a benefit of approximately 0.66% associated with the recognition of certain foreign deferred tax assets. The effective tax rate for the first nine months of 2008 would have been 33.14% but was increased by approximately 1.05% due to the recognition of additional tax expense associated with the expiration of certain vested stock options. The 34.19% effective rate includes a 3.29% benefit for the amortization of tax amortizable goodwill associated with our acquisition of NCI. Our effective tax rate for the first nine months of 2007 included a benefit of approximately 1.50% associated with the recognition of certain foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

          Since the second half of 2007, disruption in global capital markets, the impact of the failure of the auction rate securities market on our Investment Line and increased funding requirements for servicing advances have negatively affected our liquidity position. In response, we have:

•

extended our Investment Line through June 30, 2009 (At September 30, 2008, the fair value of the auction rate securities financed on this term note was $253,944 while the amount financed was $215,220.),

•	maintained match funded advance facility capacity that was $1,230,000 at December 31, 2007 and $1,215,000 at September 30, 2008, replacing notes that entered amortization in 2008,

•

decreased total advance financing capacity by $370,000 principally because we converted our senior secured credit agreement to a term note in August 2008 and repaid all borrowing under the facility that was secured by advances, and

•	reduced advances and match funded advances by $147,218 in the third quarter of 2008 and by $208,006 in the first nine months of 2008.

          As a result, since December 31, 2007, our unrestricted cash position has increased from $113,116 to $161,126 at September 30, 2008.

          Further plans to improve liquidity in 2008 and 2009 include further reductions in advances, increases in match funded advance financing and selling non-core assets. Although successful execution is not guaranteed, management believes that our progress in implementing these plans will continue and that we will meet our liquidity requirements. We are currently in compliance and expect to remain in compliance with all financial covenants during 2008. However, if our efforts to maintain liquidity are not successful, or if unanticipated market factors emerge, the result could have a material adverse impact upon our business, results of operations and financial position.

          Our primary sources of funds for liquidity are:

•	Match funded liabilities

•	Lines of credit and other secured borrowings

•	Servicing fees, including float earnings

•	Payments received on loans held for resale

•	Payments received on trading securities

•	Debt securities

          Our primary uses of funds are funding of servicing advances, the payment of interest and operating expenses and the repayment of borrowings. We closely monitor our liquidity position and ongoing funding requirements, and we invest available funds in short-term investment grade securities.

          Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant is our obligation to advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speed affect the size of servicing advance balances. The non-performing loan rate has been stable for the past three quarters at 21.8%, 22.4% and 22.7% of UPB at March 31, 2008, June 30, 2008 and September 30, 2008, respectively. Average prepayment speeds were 26% for the both second and third quarters of 2008. Stable delinquencies and declining UPB are the primary factors driving the decrease in servicing advances during the third quarter of 2008.

          Management initiatives that are designed to maximize the return to the loan investors resulted in increased loan modifications and faster sales of foreclosed real estate which were the primary factors in stabilizing delinquencies. Based on current trends, we believe that servicing advances for our current portfolio peaked in March 2008 and will decline throughout 2008. However, if prepayment speeds decrease in 2008 or if the success of the loan modification programs do not continue, advances on the existing servicing portfolio will decline at a slower pace or could increase.

          Our ability to finance servicing advances is a significant factor that affects our liquidity. Two of our match funded advance facilities that are rated are subject to increases in the financing discount if deemed necessary by the rating agency in order to maintain the minimum rating required for the facility. Also important is the performance of the collateral pledged to each advance facility relative to the requirements of that facility so that this collateral may remain pledged. At present, there are only a limited number of loans and/or securitizations that do not qualify for financing under the advance facility to which they are pledged, but this could become a factor if there is a material deterioration in loan performance. Finally, some of our existing debt covenants limit our ability to incur additional debt in relation to our equity and require that we maintain minimum levels of liquid assets and unused borrowing capacity. Therefore, having sufficient financing capacity, limiting the growth in servicing advances and maintaining loan performance are all essential to maintaining liquidity.

          Maximum borrowing capacity of the Servicing segment was $1,333,985 at September 30, 2008, a decrease of $251,015 as compared to December 31, 2007 as total advances in this segment declined by $206,613 and residential MSRs declined by $41,701. As a result of these declines as well as declines in loans held for resale and residual trading securities, the decrease in total borrowing capacity of all segments during the first nine months of 2008, excluding the Investment Line, was $281,034. The decrease in Servicing segment borrowing capacity principally reflects the maturity of the senior secured credit facility in August 2008. The capacity of our match funded servicing advance facilities decreased by only $15,000 from $1,230,000 at December 31, 2007 to $1,215,000 at September 30, 2008. We repaid term notes of $100,000 and $75,000 outstanding under one of our match funded facilities that had entered their amortization periods during the first and second quarters of 2008, respectively. However, additional borrowing capacity was available through other notes that are secured by the same collateral pools. We also paid off the $200,000 variable funding note under another match funded liability that had entered its amortization period during the first quarter of 2008. Offsetting these decreases were a $60,000 increase in capacity under a match funded facility upon its renewal in February 2008 and the addition of a $300,000 match funded note that closed in April 2008.

          Our $355,000 senior secured credit facility was the only source of debt that was available to fund the purchase of MSRs, and it matured in August 2008. This facility contained the option of an 18-month term note to finance MSRs. We exercised this option, and in August 2008, we repaid the borrowings under the facility that were secured by advances and converted our remaining borrowings that were secured by MSRs to a term note that matures in February 2010. Our borrowing to fund MSRs was $118,985 at September 30, 2008. The borrowing amount each month is limited to the lesser of a predetermined straight-line, eighteen-month amortization schedule and 65% of a third party appraisal value. Borrowing under this facility declined by $236,015 as compared to December 31, 2007.

          In the table below, we provide the amortization dates and maturity dates for each of our credit facilities as of September 30, 2008. The amortization date is the date on which the revolving period ends under our advance facilities and repayment of the outstanding balance must begin if the facility is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. After the amortization date, all collections that represent the repayment of advances that have been financed through the facility must be applied to reduce the balance outstanding under the facility, and any new advances under the securitizations pledged to the facility are ineligible to be financed. In order for us to maintain liquidity, advances under facilities that have entered their amortization period and have not been renewed must be repaid and pledged to another facility.

          Our credit facilities, excluding the Investment Line, are summarized as follows:

			September 30, 2008

	Amortization Date	Maturity	Maximum Borrowing Capacity (1)	Unused Borrowing Capacity	Balance Outstanding

Servicing:
Match funded liability (2)	Dec. 2008 (2) – Nov. 2009	Nov. 2013 – Nov. 2015	$465,000	$78,198	$386,802
Match funded liability (3)	Feb. 2009	Feb. 2011	200,000	55,442	144,558
Match funded liability	Dec. 2010	Dec 2013	250,000	32,688	217,312
Match funded liability (4)	Apr. 2009	Apr. 2009	300,000	69,024	230,976
Secured line of credit (5)	Aug. 2008	Feb. 2010	118,985	—	118,985

			1,333,985	235,352	1,098,633

Loans and Residuals:
Class A-1 Note	N/A	Apr. 2037	20,999	—	20,999

Financial Services:
Revolving note	N/A	Jul. 2011	10,000	5,725	4,275

Corporate Items and Other:
Convertible notes	N/A	Aug. 2024	—	—	53,379
Capital securities	N/A	Aug. 2027	—	—	82,355

			—	—	135,734

Total borrowings			1,364,984	241,077	1,259,641
Basis adjustment (2)			—	—	5,668

			$1,364,984	$241,077	$1,265,309

(1) Borrowing capacity under a secured advance facility may only be utilized to the extent that underlying collateral is available to be pledged to that financing facility.

(2) The $165,000 fixed-rate term note issued in 2006 was carried on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established through the use of an interest rate swap. We terminated the related interest rate swap in February 2008 and began amortizing the basis adjustment to interest expense over the remaining term of the note. A $100,000 term note under this facility entered its amortization period and was repaid in March 2008. A $75,000 term note entered its amortization period in May 2008 and was repaid in August 2008. On October 31, 2008, we entered an agreement to extend the amortization date of the $300,000 variable funding note under this facility by one month to December 3, 2008 and are working on a longer-term renewal.

(3) On February 12, 2008, we negotiated an increase in the maximum borrowing amount from $140,000 to $200,000 and extended the stated maturity to February 2011.

(4) This facility closed in April 2008.

(5) This facility contained the option of an 18-month term note to finance MSRs. We provided notice that we intended to exercise this option. Upon conversion to a term note, we repaid all borrowings under this facility that were secured by advances and moved the collateral to other, match funded advance facilities.

          Certain of our credit facilities require that we maintain minimum liquidity levels and comply with other covenants. We are in compliance with these requirements.

          We had an aggregate balance of $597,336 outstanding at September 30, 2008 under match funded financing facilities that are scheduled to enter their amortization period during the next twelve months. A $300,000 variable funding note was scheduled to enter its amortization period in November 2008 but was extended by one month on October 30, 2008, and we are working on a longer-term renewal.

          Even with the expectation that advance balances will decline into the future, we will continue to pursue additional advance financing to increase our margin of safety and to provide the flexibility necessary to acquire new servicing business. However, if advances do not continue to decline and the credit markets do not improve, we may need to increase our advance financing capacity at a cost that is significantly higher than under our current advance facilities. We will continue to work closely with current and prospective lenders as we monitor our operating results, financing capacity requirements and terms for advance funding available in the market. We are poised to take advantage of opportunities to increase financing at a reasonable cost or to act aggressively to ensure adequate liquidity if additional financing is needed and credit markets remain challenged.

          We have the following potential uses of cash:

•	Cash requirements to fund advances and the cash needs of our existing operations; and

•	Our commitment to invest up to an additional $37,423 in ONL and affiliates.

          Regarding our investment in BMS Holdings, we are under no obligation to provide additional funding.

          In the second quarter of 2008, we purchased $14,545 of our 3.25% Convertible Notes in the open market and may make additional purchases in 2008.

          Cash totaled $162,306 at September 30, 2008 as compared to $114,243 at December 31, 2007.

          Significant uses of funds for the first nine months of 2008 included the following:

•	Investment in auction rate securities of $269,025, net of sales and redemptions

•	Net repayments under match funded advance financing facilities and lines of credit of $213,030

•	Reduction in servicer liabilities of $94,187

•	Repurchase of $14,545 of our 3.25% Convertible Notes for $10,797

          Significant sources of funds for the first nine months of 2008 included the following:

•	Net Investment Line borrowing of $215,220

•	Net cash collections on advances and match funded advances of $207,405

•	Distributions of $32,748 received from asset management entities

          Our operating activities provided (used) $21,228 and $(257,170) of cash flow during the first nine months of 2008 and 2007, respectively. This improvement primarily reflects a decline in the funding requirements of our Servicing operations partly offset by an increase in net cash used by trading activities. The operating funding requirements of our Servicing business are primarily reflected in the change in servicing advances and servicer liabilities which collectively provided $112,286 of net cash during the first nine months of 2008. These same items used $455,410 of cash during the first nine months of 2007. Cash collected on advances and match funded advances was $207,405 during the first nine months of 2008 due to declining delinquencies and a contracting servicing portfolio, as compared to cash used to fund advances and match funded advances of $240,254 during the first nine months of 2007 due to a growing servicing portfolio and rising delinquencies. Servicer liabilities declined by $94,327 and $213,736 during the first nine months of 2008 and 2007, respectively, due to lower collections. Trading activities used $238,303 of cash during the first nine months of 2008 and provided $93,034 during the same period of 2007. Net cash used by trading activities during the 2008 period reflects our investment in auction rate securities, offset in part by a decline in CMOs and other short-term investment grade securities. Net cash provided by trading activities during the 2007 period reflects our sale of the UK residuals and the maturity of commercial paper investments.

          Our investing activities provided (used) cash flows totaling $35,436 and $(100,780) during the nine months ended September 30, 2008 and 2007, respectively. In the first nine months of 2008, distributions of $32,748 received from the asset management entities, proceeds of $6,003 from the sale of real estate and proceeds of $5,985 from the sale of commercial MSRs exceeded purchases of residential MSRs of $3,638 and investments in asset management entities totaling $1,250. In the 2007 period, purchases of MSRs of $108,668 ($106,943 residential), investments in asset management entities totaling $55,583 and net cash paid to acquire NCI of $48,918 were partially offset by $66,260 of cash received from our early redemption of certificates of deposit and the return of $45,894 of our investment in BMS Holdings. The decline in residential MSR acquisitions in 2008 as compared to 2007 reflects a more cautious acquisition strategy in response to the turmoil in the subprime mortgage market.

          Our financing activities provided (used) cash flows of $(8,601) and $265,307 during the nine months ended September 30, 2008 and 2007, respectively. The cash flows used by financing activities in the first nine months of 2008 primarily reflects $213,030 of net repayments of borrowings under our match funded advance facilities and lines of credit and other secured borrowings, including $159,304 attributed to the Servicing business, and $10,797 paid to repurchase debt securities, offset by $215,220 of net borrowing under the Investment Line to invest in auction rate securities. The net repayment of borrowings in 2008 reflects declines in servicing advances, MSRs, loans and securities. For the first nine months of 2007, cash flows provided by financing activities primarily reflect net proceeds from match funded liabilities and from lines of credit and other secured borrowings of $277,742 largely related to increased borrowings on higher servicing advances, partly offset by our repurchase of 1,000,000 shares of our common stock for $14,520.

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

Off-Balance Sheet Arrangements

          In the normal course of business, we engage in transactions with a variety of financial institutions and other companies that are not reflected on our balance sheet. In addition, through our investment in subordinate and residual securities, we provide credit support to the senior classes of securities. We are subject to potential financial loss if the counterparties to our off-balance sheet transaction are unable to complete an agreed upon transaction. We seek to limit counterparty risk through financial analysis, dollar limits and other monitoring procedures. We have also entered into non-cancelable operating leases and have committed to invest up to an additional $37,423 in ONL and related entities.

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

          See Note 1, 16 and 18 to our Interim Consolidated Financial Statements for additional information regarding off-balance sheet arrangements.

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

          We are exposed to liquidity risk primarily because of the highly variable daily cash requirements to support the Servicing business including the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. In general, we finance our operations through operating cash flows and various other sources including match funded agreements, secured lines of credit and repurchase agreements. We believe that we have adequate financing for the next twelve months. We also anticipate that we will be successful in negotiating an extension of the Investment Line. However, because of the failed auctions, the investment grade auction rate securities are not currently liquid. In the event we need to liquidate our investment, we may not be able to do so without a loss of principal unless a future auction on these investments is successful.

          We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or different bases, than our interest-earning assets. Our Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities.

Among the more significant non-interest earning assets are servicing advances and MSRs. At September 30, 2008, we had total advances and match funded advances of $1,210,978.

          We are also exposed to interest rate risk because a large component of our outstanding debt is variable rate debt. Therefore, rising rates may increase our interest expense for that financing depending on interest rate spreads and facility fees. At September 30, 2008, our total borrowings were $1,480,529. Of this amount $1,174,127, or 79%, including the Investment Line of $215,220, was variable rate debt for which debt service costs are sensitive to changes in interest rates, and $306,402 was fixed rate debt. Partially offsetting this risk is the fact that earnings on float balances are also affected by short-term interest rates. These float balances, which are not included in our financial statements, amounted to approximately $341,000 at September 30, 2008 and averaged approximately $371,600 for the quarter ended September 30, 2008. We report these earnings, which totaled $8,719 for the first nine months of 2008, as a component of servicing and subservicing fees. We have entered into interest rate caps to hedge our exposure to rising interest rates on a $250,000 and a $200,000 match funded advance facility, both with variable rates of interest.

          Our balance sheet at September 30, 2008 included interest-earning assets totaling $405,451, including $253,944 of investment grade auction rate securities, $68,337 of debt service accounts, $55,642 of loans held for resale and $14,116 of interest-earning collateral deposits.

          Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of MSRs. As of September 30, 2008, the carrying value and estimated fair value of our residential mortgage servicing rights were $150,234 and $186,159, respectively.

          We face little market risk with regard to our advances and match funded advances on loans serviced for others. This is because we are obligated to fund advances only to the extent that we believe that they are recoverable and because advances generally are the first obligations to be satisfied when a securitization trust disburses funds. We are indirectly exposed to interest risk by our funding of advances because approximately 90% of our match funded advances are funded through borrowings, and most of the debt is variable rate debt.

          Our operations in Canada, Germany and India expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant.

Impact of Changes in Interest Rates on the Net Value of Interest Rate-Sensitive Financial Instruments

          We perform an interest rate sensitivity analysis of our portfolio of MSRs every quarter. We currently estimate that the fair value of the portfolio decreases or increases by approximately 4.0% and 3.6%, respectively, for every 50 basis point increase or decrease in interest rates. This sensitivity analysis is limited in that it was performed at a particular point in time; only contemplates certain movements in interest rates; does not incorporate changes in interest rate volatility; is subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and does not incorporate other factors that would impact our overall financial performance in such scenarios. We carry MSRs at the lower of amortized cost or fair value by strata. To the extent that fair value were to decline below amortized cost, we would record an impairment charge to earnings and establish a valuation allowance. A subsequent increase in fair value could result in the recovery of some or all of a previously established valuation allowance. However, an increase in fair value of a particular stratum above its amortized cost would not be reflected in current earnings. For these reasons, this interest rate sensitivity estimate should not be viewed as an earnings forecast.

          Our Investment Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. During 2008, we terminated our interest rate swap with a notional amount of $165,000 hedging our exposure to an increase in the fair value of our fixed-rate match funded note due to declining interest rates. At September 30, 2008, we had interest rate caps with a notional amount of $250,000 to protect us against the effects of rising interest rates related to a variable-rate match funded note issued in December 2007 and $200,000 to protect us against the effects of rising interest rates on a variable-rate match funded note that was renewed on February 2008. We also sold short foreign currency futures with a notional amount of $10,216 to hedge against the foreign exchange rate risk represented by our investment in BOK. See Note 16 to our Interim Consolidated Financial Statements for additional information regarding our management of interest rate and foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to OCN, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by OCN in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer or chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OCWEN FINANCIAL CORPORATION

Date:	November 6, 2008	By: /s/ David J. Gunter

David J. Gunter,
Executive Vice President,
Chief Financial Officer and
Interim Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)