Form 10-K
period 2008-12-31
OCWEN FINANCIAL CORP
filed 2009-03-12
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Aggregate market value of the common stock, $0.01 par value, held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the NYSE as of the close of business on June 30, 2008: $175,089 (for purposes of this calculation affiliates include only directors and executive officers of the registrant).

Number of shares of common stock, $0.01 par value, outstanding as of March 5, 2009: 62,725,864 shares

DOCUMENTS INCORPORATED BY REFERENCE: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 6, 2009, are incorporated by reference into Part III, Items 10 - 12 and 14.

OCWEN FINANCIAL CORPORATION
2008 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to the following:

•	assumptions related to the sources of liquidity, our ability to fund advances and the adequacy of financial resources;

•	estimates regarding prepayment speeds, float balances, delinquency rates, advances and other servicing portfolio characteristics;

•	projections as to the performance of our fee-based loan processing business and our asset management vehicles;

•	assumptions about our ability to grow our business;

•	our plans to continue to sell our non-core assets;

•	our ability to establish additional asset management vehicles;

•	our ability to reduce our cost structure;

•	our analysis in support of the decision to spin Ocwen Solutions as a separate company;

•	our continued ability to successfully modify delinquent loans and sell foreclosed properties;

•	estimates regarding our reserves, valuations and anticipated realization on assets; and

•	expectations as to the effect of resolution of pending legal proceedings on our financial condition.

          Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” below and the following:

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

PART I

ITEM 1. BUSINESS (Dollars in thousands)

GENERAL

          Ocwen Financial Corporation (OCN) is a leading asset manager and business process solutions provider specializing in loan servicing, special servicing and mortgage services. OCN is headquartered in West Palm Beach, Florida with offices in Arizona, California, Florida, Georgia and New York and global operations in Germany, Canada, Uruguay and India. OCN is a Florida corporation organized in February 1988 in connection with the acquisition of Ocwen Federal Bank FSB (the Bank).

          Effective June 30, 2005, the Bank voluntarily terminated its status as a federal savings bank. This process, which we referred to as “debanking,” was approved by the Office of Thrift Supervision (OTS) and resulted in the divestiture to Marathon National Bank of New York (Marathon) of the Bank’s deposit liabilities and the assignment of the Bank’s remaining assets and liabilities to Ocwen Loan Servicing, LLC (OLS). We continued the Bank’s non-depository businesses, including its residential mortgage servicing business, under OLS, which is a licensed servicer in all 50 states, the District of Columbia and Puerto Rico.

          On June 6, 2007, we acquired NCI Holdings, Inc. (NCI) for $57,000 in cash, including $2,000 of closing adjustments. NCI, through its operating subsidiary, Nationwide Credit, Inc., is ranked as one of the top 10 U.S. companies in the accounts receivable management industry. NCI’s primary business is contingency collections for credit card issuers and other consumer credit providers. The majority of NCI’s annual revenue comes from credit card related collections, with the remainder coming from first party customer service solutions, other consumer credit collections and student loan collections. NCI primarily serves large credit issuers and has a “blue chip” customer list.

          In the fourth quarter of 2007, management of OCN approved and committed to a plan to sell its investment in Bankhaus Oswald Kruber GmbH & Co. KG (BOK), our wholly-owned German banking subsidiary that we acquired in 2004. We continue to actively market BOK and have received proposals that are in excess of the current book value but are non-binding. An interested party has completed due diligence, drafted a purchase agreement and scheduled a meeting with the German banking regulatory authorities. We are in preliminary negotiations with other interested parties subject to their due diligence. We expect to reach an agreement of sale of our investment (subject to regulatory approval) in 2009. We report the operating results of BOK as discontinued operations in our consolidated financial statements.

BUSINESS SEGMENTS AND STRATEGY

Overview

          Our primary goal is to make our clients’ loans worth more by leveraging our superior processes and innovative technology. In a recent comparison of servicer performance in servicing non-performing residential loans, Moody’s reported that we had a “cure and cash flowing rate” that exceeded the average rate for Moody’s highest-rated servicers as a group. Our high cure rate demonstrates that we are among the leaders in our industry in realizing loan values for investors and in keeping Americans in their homes.

           Effective January 1, 2008, we realigned our business segments in conjunction with implementing our revised business strategy. Our current business segments, aligned within our two lines of business, are as follows:

Ocwen Asset Management	Ocwen Solutions

Servicing	Mortgage Services
Loans and Residuals	Financial Services
Asset Management Vehicles (AMV)	Technology Products

           In addition to our core residential servicing business, Ocwen Asset Management (OAM) includes our equity investments in asset management vehicles and our remaining investments in subprime loans and residual securities. Asset management vehicles were previously included in the former Residential Servicing segment. Subprime loans and residuals were components of the former Residential Origination Services segment.

          In addition to our unsecured collections business, Ocwen Solutions (OS) includes our residential fee-based loan processing businesses, all of our technology platforms and our equity interest in BMS Holdings, Inc. (BMS Holdings). Most of these fee-based businesses were previously part of the Residential Origination Services segment, and the results of BMS Holdings were included in Corporate Items and Other. OS can best be described as a “knowledge process outsourcer.” Our competitive advantage, which is similar to that of our Servicing business, is our ability to manage high value, knowledge-based job functions with our global platform while reducing operating variability. We accomplish this by using technology solutions that include psychological principles, scripts, decision models, straight-through processing and workflow management. Our plans are to continue to sell our non-core assets, including BOK, or to finance them. In November 2008, our Board of Directors authorized management to investigate the possible sale of our remaining Global Servicing Solutions, LLC (GSS) partnerships.

          Financial Information for our business segments is as follows as of and for the years ended December 31:

	2008		2007		2006

Segment	$	%	$	%	$	%

External Revenues
Servicing	$339,278	69.0%	$342,889	71.3%	$341,188	79.1%
Loans and Residuals	—	—	353	0.1	225	0.1
Asset Management Vehicles	2,751	0.6	1,444	0.3	—	—
Mortgage Services	58,706	11.9	73,657	15.3	65,565	15.2
Financial Services	73,835	15.0	41,292	8.6	7,666	1.8
Technology Products	17,402	3.5	19,864	4.1	16,568	3.8
Corporate Items and Other	156	—	1,162	0.3	118	—

Consolidated	$492,128	100.0%	$480,661	100.0%	$431,330	100.0%

Income (Loss) from Continuing Operations before Income Taxes
Servicing	$100,770	262.1%	$65,349	111.9%	$82,339	100.1%
Loans and Residuals	(14,677)	(38.2)	(8,322)	(14.3)	(4,578)	(5.6)
Asset Management Vehicles	(9,813)	(25.5)	(159)	(0.3)	(29)	—
Mortgage Services	13,298	34.6	13,584	23.3	8,416	10.2
Financial Services	(7,875)	(20.5)	(7,087)	(12.1)	(386)	(0.5)
Technology Products	3,580	9.3	8,968	15.4	562	0.7
Corporate Items and Other	(46,828)	(121.8)	(13,954)	(23.9)	(4,097)	(4.9)

Consolidated	$38,455	100.0%	$58,379	100.0%	$82,227	100.0%

Total Assets
Servicing	$1,416,615	63.3%	$1,710,947	71.4%	$1,130,532	56.3%
Loans and Residuals	67,317	3.0	102,398	4.3	173,655	8.6
Asset Management Vehicles	26,755	1.2	74,242	3.1	—	—
Mortgage Services	3,558	0.2	24,149	1.0	16,446	0.8
Financial Services	58,707	2.6	67,149	2.8	360	—
Technology Products	8,906	0.4	17,885	0.7	60,107	3.0
Corporate Items and Other	665,874	29.7	406,894	17.0	628,474	31.3
Corporate Eliminations	(9,720)	(0.4)	(8,968)	(0.3)	169	—

Consolidated	$2,238,012	100.0%	$2,394,696	100.0%	$2,009,743	100.0%

          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segments” and Note 28 to the Consolidated Financial Statements for additional financial information regarding each of our segments.

Key Strategic Imperatives

Three key strategic imperatives facing OCN are as follows:

1.	Liquidity

2.	New business and

3.	Spinning-off Ocwen Solutions as a separate company

          As for liquidity and new servicing business, we have identified four key initiatives ranked from highest to lowest in terms of our ability to control the outcome:

Liquidity

          First, we are currently in an environment where banks are suffering from falling asset valuations and remain concerned about capital requirements. The U.S. Treasury’s actions appear to have stabilized the situation in that fewer large banks are failing, but we believe that the lending environment will remain challenged until asset prices stop falling and bank balance sheets are repaired. Despite facing such a challenging lending environment, we were able to renew a $300,000 and a $200,000 advance facility in December 2008 and January 2009, respectively.

          Our success in obtaining financing has been partly attributable to our success in controlling delinquencies and the resulting advances. In addition, we have reduced non-core assets and right sized our business for the current financing environment. This focus on liquidity has resulted in cash balances of $201,025 and total borrowing capacity of $1,340,747 of which $266,770 was unused at December 31, 2008. Given our cash balances and the advance financing already in place, we are currently positioned to remain liquid this year without any new or renewed financing. Our liquidity forecast for 2009 allows for the cash retirement of our 3.25% Convertible Notes and the financing of our auction rate securities holdings at a lower advance rate if necessary.

          We are continuing our efforts to develop other sources of liquidity, including pursuing advance financing facilities with new providers who find the risk / return profile attractive, and we are participating in an industry coalition that seeks, including among other things, governmental guarantees of advances as a means of facilitating additional financing. Given the progress that we have achieved in arranging financing, we have decided to withdraw our application to become a bank holding company.

New Business

          Second, according to a third-party industry study, we hold a 60% cost advantage over other servicers in the servicing of non-performing residential loans, and we have implemented strategies that we believe will enable us to maintain profitability even with a declining portfolio of serviced loans. For example, we are rolling out our next generation of technology and processes for a step function improvement in cost and quality. By eliminating variability in our processes, we can grow our industry leading programs that keep more people in their homes, generate greater cash flow for investors and reduce our costs.

          Third, we believe that the current environment affords us a unique opportunity to capitalize upon our exceptional loss mitigation capabilities. Accordingly, we are working with guarantors and owners of mortgages to provide special servicing arrangements under which we accept a reduced servicing fee but share in the savings as compared to their existing servicers’ performance. Savings would be measured by a control group of loans remaining with their existing servicer. Two positives associated with this program are: first, if we are able to maintain our current level of performance vis-à-vis other servicers, profitability per unpaid principal balance (UPB) should be greater than a standard servicing fee; and second, this program requires little to no capital. The negative to this program is that the receipt of fees and the recognition of earnings under accounting principles generally accepted in the United States (GAAP) will occur at a later date after performance hurdles are met.

          With financing for new business difficult to obtain, we are placing particular emphasis on special servicing arrangements that minimize our need to finance advances and purchases of mortgage servicing rights (MSRs). We are also working actively with Government Sponsored Enterprises and other institutions that can benefit from our high quality servicing platform. As a result of this effort, Freddie Mac has selected Ocwen as a special servicer for the high risk loan pilot program that it announced on February 3, 2009.

          Finally, the majority of our balance sheet is comprised of advances which have an imputed, if not actual, AAA rating, which are short term in duration and for which cost approximates fair value. In the current environment, advance financing has remained available to the strongest servicers, but the cost has increased and availability has become less certain. When competition returns to the credit markets, the cost of advance financing declines and availability becomes more certain, we will look to acquire existing servicing platforms as a way to leverage our low operating costs and ability to reduce delinquencies and advances.

Ocwen Solutions Spin

          On November 12, 2008, our Board of Directors authorized management to pursue a plan to separate, through a tax-free spin into a newly formed publicly-traded company, all of our business operations currently included within the OS business line except for BMS Holdings and GSS. We made our decision based upon a strategic analysis that concluded that the spin would:

•	Better position OS to pursue business opportunities with other servicers.

•	Allow potential investors to choose between the contrasting business models of servicing and business process outsourcing models that are valued differently by the equity markets.

•	Provide OS with flexibility in creating its own capital structure and would allow for a subsequent capital raise when equity markets recover.

•	Give OS the option of offering its stock as consideration to potential acquisition targets.

          The ownership interest in this new company will be distributed to OCN’s existing shareholders in the form of a pro rata stock dividend. Each OCN shareholder will receive one share of OS common stock for every three shares of OCN common stock held as of the close of business on the record date of the distribution. We are currently moving ahead with our efforts to address the legal and regulatory requirements for the spin with the goal of effecting the transaction by midyear 2009. We believe this transaction does not require OTS approval. These efforts include filing in March 2009 a registration statement on Form 10 with the Securities and Exchange Commission (SEC) for the proposed transaction. A vote of OCN shareholders is not required in connection with the spin.

          In connection with the spin, OAM expects to enter into contractual agreements with OS to both provide certain corporate services, as well as receive commercial services. We expect OAM and OS to continue to enjoy their respective competitive advantages. After the spin, OAM and OS are expected to independently pursue strategic initiatives, manage liquidity and financing needs, and continue to operate efficiently.

Outlook

Ocwen Asset Management

          We are aggressively pursuing special servicing opportunities that require little capital, and our pilot program with Freddie Mac is an example of the kind of business that we are targeting. During most of 2008, delinquency rates on our servicing portfolio were relatively stable and advances declined. However, notwithstanding a recent uptick in delinquency rates near the end of 2008, we expect advances to continue to decline in 2009. We will continue to pursue additional advance financing at a reasonable cost to increase our margin of safety and to provide the flexibility to acquire new servicing business. We do not expect to make any material additions to our servicing portfolio that require capital unless we have excess advance financing in place. We will also continue to reduce non-core assets to raise cash for our core businesses.

          If advances increase or the credit markets worsen, we may need to pay significantly more for advance financing and are prepared to act aggressively to ensure adequate liquidity. If we do not win substantial new subservicing business, our revenues may decline as a result of the net runoff of our servicing portfolio. Under such a runoff scenario, our five-year outlook reflects continuing profitability with appropriate cost reductions as volume decreases.

Ocwen Solutions

          The primary growth engine for Ocwen Solutions will be Mortgage Services, which we intend to expand by increasing the array and geographical range of the mortgage and default services that we provide to originators and servicers. These services include default processing, property inspection and preservation, homeowner outreach, real estate sales and title services.

          We expect limited revenue but meaningful profitability growth in Financial Services in 2009. The difficult collection environment that all receivables management firms currently are facing stems from growing unemployment and consumers’ limited access to credit. These issues have lowered NCI’s collection rate, but NCI remains a top performer for its most important clients. NCI will continue to focus on reducing operating costs by improving processes, leveraging its global collections platform and implementing its strategic initiatives which include: scoring, scripting and optimal debtor resolution. As NCI begins to see positive results from these efforts, it will turn its attention toward revenue growth.

          A more detailed description of each of our business segments follows.

Servicing

          Through this segment, we earn fees by providing services to owners of residential mortgage loans, and we are one of the largest servicers of subprime mortgage loans. These loans have typically been securitized in Real Estate Mortgage Investment Conduits (REMICs). We also provide services to owners of foreclosed real estate. Because of the low return on equity, we elected to allow our real estate servicing contract with the United States Department of Veterans Affairs (VA) to expire on July 24, 2008 in accordance with its terms. Our sale of existing VA properties concluded in October 2008 followed by the complete transition of the remaining properties to the new service provider. As of December 31, 2008, we serviced 322,515 loans and real estate properties with an aggregate UPB of $40,171,532 under 506 servicing agreements for over 45 clients. These clients include firms such as Deutsche Bank, Credit Suisse and Goldman Sachs. The mortgaged properties securing the loans that we service are geographically dispersed throughout all 50 states, the District of Columbia and three U.S. territories. The five largest concentrations of properties are located in California, Florida, New York, Texas and Illinois which in the aggregate comprise 41% of the loans serviced at December 31, 2008. New York has the largest concentration of loans with 12% of the total.

          We are entitled to service loans either because we purchased the MSRs from the owners of the mortgages or because we entered into subservicing agreements with the entities that own the MSRs. A Pooling and Servicing Agreement between the various parties to a mortgage securitization transaction typically specifies the rights and obligations of the holder of the servicing rights. Our largest source of revenue with respect to servicing rights is the servicing fees that we earn pursuant to servicing and subservicing agreements. In the majority of cases, we purchase the MSRs, which generally entitle us to receive 50 basis points annually on the average UPB of the loans serviced. We purchased most of the MSRs that we own today for between 25 and 95 basis points of the UPB. Under subservicing arrangements, where we do not pay for the MSRs, we generally receive between 5 and 45 basis points annually on the UPB. The servicing and subservicing fees are supplemented by related income, including late fees from borrowers who are delinquent in remitting their monthly mortgage payments, Speedpay® fees from borrowers who pay by telephone or through the Internet and interest earned on loan payments that we have collected but have not yet remitted to the owner of the mortgage (float earnings). In 2008, we collected $10,683,541 in monthly mortgage payments and one-time payoffs on behalf of the owners of these loans.

          Subprime mortgage loan servicing involves special loss mitigation challenges not usually present in prime loan servicing. Over a period of years, we have developed proprietary best practices for reducing loan losses, and we continue to refine and enhance these practices to meet the challenges posed by the current market. Our proactive measures are designed to make borrowers who become delinquent begin paying again on their loans and avoid foreclosure. In the current environment, loan modifications often provide a better outcome for loan investors than do foreclosures or forbearance plans. We pride ourselves on keeping more borrowers in their homes than other servicers and avoiding foreclosure. This is a “win-win” situation for both the investors and the borrowers that we serve.

          As a servicer or subservicer, we have a variety of contractual obligations including the obligation to service the mortgages according to certain standards and to advance funds to securitization trusts in the event that borrowers are delinquent on their monthly mortgage payments. When a borrower becomes delinquent, we “advance” cash to the REMIC Trustees on the scheduled remittance date thus creating a receivable due us from the REMIC Trust. We advance principal and interest (P&I Advances), taxes and insurance (T&I Advances) and legal fees, maintenance and preservation costs on properties that have already been foreclosed (Corporate Advances). If we determine that our P&I Advances cannot be recovered from the projected proceeds, we generally have the right to cease making P&I advances, declare advances in excess of net proceeds to be non-recoverable and, in most cases, recover immediately any excess advances from the general collections accounts of the respective REMIC Trustees. With T&I Advances and Corporate Advances, we continue to advance provided that net proceeds exceed projected future advances without regard to advances already made. The large majority of our advances have the highest standing and are “top of the waterfall” so that we are entitled to repayment from loan proceeds before any interest or principal is paid on the bonds, and in the majority of cases, advances in excess of loan proceeds may be recovered from pool level proceeds. The costs incurred in meeting these obligations include, but are not limited to, the interest expense incurred to finance the servicing advances.

          A total of 60,885 loan modifications took effect in 2008 as compared to 768 in 2007. The majority of loans modified were delinquent, although we modified some performing loans proactively under the American Securitization Forum guidelines. The most common term modified is the interest rate. Some modifications also involve the forgiveness or rescheduling of delinquent principal and interest. To select the best resolution option for a delinquent loan, we perform a structured analysis of all options using information provided by the borrower as well as external data. We use recent broker price opinions to value the property. We then determine the option with the best expected outcome for the loan investors. The passage of both the Emergency Economic Stabilization Act of 2008 on October 1, 2008 and the President’s Homeowner Affordability and Stability Plan (also known as the Make Home Affordable Plan) announced on February 18, 2009, and other related government-sponsored initiatives provide a unique opportunity for us as an asset manager and loan servicer with unparalleled loss mitigation expertise and a substantial operating cost advantage. The Make Home Affordable Plan provides a financial incentive for us to modify qualifying loans, in accordance with the plan’s guidelines and requirements. We intend to be an active participant in this plan and expect it to impact our revenue and profits. Of the loans modified in 2008, we believe 38,809 would qualify under the requirements of this plan. In January and February 2009, we modified 8,793 loans which we believe meet the requirements of this plan. Under the plan, we receive an annual financial incentive for up to four years, provided certain conditions are met. At the same time, however, we forego accrued late fees incurred in the year of modification for each qualifying loan modification.

          With our highly automated, artificial intelligence driven technology platforms and global workforce, we can quickly scale up to handle multiples of volume with modest infrastructure additions. We have refocused our business development efforts away from Wall Street to Washington, D.C., and secured a contract with Freddie Mac to service non-performing loans on a trial basis in December 2008.

          The key business drivers in the Servicing segment are aggregate UPB, delinquencies and prepayment speed.

          Aggregate Unpaid Principal Balance (UPB). Aggregate UPB is a key revenue driver. As noted earlier, servicing fees are usually earned as a percentage of UPB, and growth in the portfolio means growth in servicing fees. Additionally, a larger servicing portfolio generates increased ancillary fees and leads to larger custodial balances which generate greater float income. A larger servicing portfolio also drives increases in expenses. To the extent that we grow UPB through the purchase of MSRs, our amortization of MSRs will generally increase with our servicing revenues. We will also incur additional interest expense to finance the servicing advances, and our compensating interest expense will increase as the size of our portfolio increases.

          Delinquencies. Delinquencies also have a significant impact on our results of operations. Non-performing loans are more expensive to service than performing loans because our cost of servicing is higher and, although collectability is generally not a concern, our advances to investors increase which results in higher financing costs. Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modifications, forbearance plans or bankruptcy plans. We consider all other loans to be non-performing.

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

          Prepayment Speed. A significant driver of our business is prepayment speed, which is the measurement of how quickly UPB is reduced. Items reducing UPB including normal principal and interest payments, refinancings, voluntary property sales and involuntary property sales such as foreclosures or short sales. Prepayment speed impacts future servicing fees, amortization of servicing rights, float income, interest expense on advances and compensating interest expense. When prepayment speed increases, our servicing fees decrease faster which results in a shorter amortization period and higher amortization expense because we amortize servicing rights in proportion to total expected income over the life of a portfolio. The converse is true when prepayment speed decreases.

          Prepayment speed affects our float balances and float income as decreased prepayment speed leads to our holding lower float balances before remitting payoff collections to the investor and lower float income due to a lower invested balance. Lower prepayments have been associated with higher delinquency rates, higher advances balances and interest expense, but lower compensating interest expense. Compensating interest expense represents the difference between the full month of interest that we are required to remit to the REMIC Trustee in the month that a loan pays off and the amount of interest that we actually collect from the borrower for that month, and is included in “Servicing and origination expenses” in our consolidated statements of operations.

          The U.S. Department of Housing and Urban Development, Freddie Mac and Fannie Mae have approved OLS as a loan servicer. Standard & Poor’s Rating Services (Standard & Poor’s) has rated OLS “Strong” as a Residential Subprime Servicer and Residential Special Servicer. “Strong” represents Standard & Poor’s highest ratings category. Moody’s Investors Services, Inc. (Moody’s) has rated OLS “SQ2–” as a Residential Subprime Servicer and “SQ2” as a Residential Special Servicer. “SQ2” represents Moody’s second highest rating category. Fitch Ratings (Fitch) has rated OLS “RPS2” for Residential Subprime Servicing and “RSS2” for Residential Special Servicing. These represent Fitch’s second highest categories.

Loans and Residuals

          Our Loans and Residuals segment consists of two components:

          Trading and investing activities. During 2007, we de-emphasized our whole loan purchase and securitization activities. Long-term, the key driver of our results in this area is the performance of our assets. The default risk associated with our loans held for resale and with the loans underlying our mortgage backed securities and the success of our loan modification initiatives are particularly important to asset performance.

          Subprime originations. In January 2007, we decided to close our subprime loan origination operation and no longer originate loans. Our loan origination operation included the results of Funding America, LLC (Funding America), which we began to include in our consolidated financial statements as of December 31, 2005. Our decision to discontinue the subprime loan origination component included closing Funding America.

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

          Ocwen Structured Investments, LLC (OSI). To date we have invested $37,500 in OSI. Our commitment to invest up to an additional $37,500 in OSI expired on September 18, 2008. OSI began operations during the second quarter of 2007. Our ownership interest in OSI is 25%. OSI invests primarily in MSRs and the related lower tranches and residuals of residential mortgage-backed securities, the credit risk of which is partially mitigated through the use of credit default swaps. Under agreements that we have entered into with OSI, we are responsible for providing various management services and for subservicing the portfolio of loans underlying its MSRs. During 2008, we received distributions from OSI totaling $16,000 that represent returns of capital. We, along with the other principal investors, are also entitled to receive a preferential return in excess of our ownership interest in the event that OSI achieves certain performance objectives. These preferential distributions are, however, subject to a repayment provision should the future performance of OSI not support the preference payments made to the principal investors. To date, we have not received any preferential distributions.

          Ocwen Nonperforming Loans, LLC (ONL). Our investments in ONL and related entities represent approximately 25% equity interests. To date we have invested a combined $37,561 in ONL and related entities and have committed to invest up to an additional $37,125. This commitment expires on September 13, 2010. These entities invest in non-performing residential loans purchased at a discount and in foreclosed real estate. Under agreements that we have entered into with ONL and affiliates, we provide various management services and act as the servicer of the loans and foreclosed real estate. During 2008, we received distributions from ONL and related entities totaling $21,046 that represent returns of capital. We are also entitled to receive a preferential return in excess of our ownership interest in the event that ONL and related entities achieve certain performance objectives. To date, we have not received any preferential distributions.

Mortgage Services

          Mortgage Services, our mortgage and default services business, provides due diligence, underwriting, valuation, real estate sales, default processing services, property inspection and preservation services, homeowner outreach, closing and title services and knowledge process outsourcing services. Additionally, Mortgage Services performs international, primary, sub and special servicing primarily for commercial loans.

          The Mortgage Services segment generates the majority of its revenue by providing professional outsourced services across the lifecycle of a mortgage loan. We have longstanding relationships with some of the leading capital markets firms, commercial banks, hedge funds, insurance companies and lending institutions and provide a fully integrated suite of products that enhances our clients’ ability to make informed investment decisions. Mortgage services has limited capital requirements and represents a balance among the origination, servicing and resolution of loans, thereby producing relatively stable earnings in spite of the decline in residential loan origination activity. We believe that our continued success in this area is dependent on our ability to manage our operating costs efficiently and to continue to improve the quality and timeliness of service delivery so that we can provide high quality products at competitive prices. We also recently expanded our product offerings in this area to include real estate sales, property inspection and preservation services, default processing services, title services and homeowner outreach. We generated minimal revenues from these products in the fourth quarter of 2008, but we anticipate continued growth throughout 2009. Mortgage Services consists of three business components:

          Portfolio Solutions. This component provides fee-based transaction management services including valuation, due diligence, forensic analysis, fraud review and settlement services. Historically, revenue was directly correlated to the level of origination activity; however, during 2007, we restructured to expand our products and services focusing on supporting delinquent and defaulted loans. By enhancing our proprietary processes and the embedded technology, we were able to somewhat offset the negative impact of the dramatic decline in loan origination activity in 2008 on our revenue stream. As a result of our ability to reduce operating expenses, income from operations as a percent of revenue has improved in 2008 as compared to 2007

          Business Process Outsourcing. This component provides loan underwriting, quality control, insurance and claims processing, call center services and analytical support to clients.

          International Operations. This component provides master, primary, sub and special servicing primarily for commercial loans. International Operations generally has a consistent and recurring revenue stream. In a typical transaction, the loan originator or purchaser engages us to provide our services over the life of the loan. We are paid a monthly servicing fee as a percentage of the UPB of the loan until such time as the loan is paid off or the asset is liquidated. The majority of our subservicing and special servicing revenue is based upon a negotiated rate multiplied by the outstanding principal balance of the underlying mortgage loans. In November 2008, our Board of Directors authorized management to investigate the possible sale of our remaining GSS partnership in Germany.

Financial Services

          The Financial Services segment is our unsecured collections business. Effective June 6, 2007, this segment includes the results of NCI, a receivables management company. NCI specializes in contingency collections and customer relationship management for credit card issuers and other consumer credit providers. NCI’s primary source of revenue is fees for collections on behalf of credit card issuers and other consumer credit providers on a contingency basis. The fees generally range from 4% to 40% of the dollars collected on behalf of the owners of the receivables. Our current focus is on the improvement of NCI’s financial performance.

          We have implemented an integration plan that generates cost savings from the combined operations of NCI and ORG. We believe that the key to our success is our ability to leverage scripting engines and other advanced tools.

Technology Products

          Technology Products is responsible for the design, development and delivery of a suite of technology products and services to the mortgage industry. Technology Products includes the REAL suite of applications that support our servicing business as well as the servicing and origination businesses of external customers. The REAL suite of applications is complemented by the offering of other technology services primarily to OCN. This segment also includes the results of our approximately 45% equity investment in BMS Holdings, Inc.

          The key products offered by Technology Products include:

•

REALServicing – an enterprise mortgage loan servicing product that covers the entire loan administration cycle from loan boarding to satisfaction, including all collections, payment processing, escrow and reporting functions. REALServicing has the ability to service both performing loans and loans in all stages of delinquency and to deliver real estate asset management functionality. REALServicing is used as the core loan servicing application by OCN and few external customers.

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

•

REALTrans – an order management system that handles the fulfillment of orders for real estate products primarily related to origination and servicing. REALTrans has vendor management functionality and provides strong coverage of the entire suite of loan origination products including appraisal, flood, title and credit reporting.

•	REALSynergy – a loan servicing platform that handles the servicing of commercial loans. This product manages the entire life cycle associated with commercial loans and has over 50 external customers.

•

REALRemit – an electronic invoice presentment and payment system which provides our real estate vendors and brokers with the ability to submit invoices electronically for payment and to have invoice payments deposited directly to their bank accounts.

          BMS Holdings provides technology-based case management solutions to trustees, law firms and debtor companies that administer cases in the federal bankruptcy system. BMS Holdings provides software applications, computer hardware and support services primarily to Chapter 7 bankruptcy trustees at no direct charge. In exchange for the technology and services provided, trustee customers contractually agree to place substantially all of the cash balances under their administration with a depository institution designated by BMS Holdings. Revenue is primarily derived by BMS Holdings from this deposit referral relationship and is based on the aggregate amount of cash balances on deposit and prevailing market rates on short-term financial instruments.

Corporate Items and Other

          In Corporate Items and Other, we report business activities that are individually insignificant, items of revenue and expense not directly related to a business unit, interest income on short-term investments of cash and the related costs of financing these investments and certain other corporate expenses. Our corporate debt is also included in Corporate Items and Other. Insignificant business activities include, among others, BOK and our affordable housing investment activities. We report the results of operations of BOK in the consolidated financial statements as discontinued operations.

SOURCES OF FUNDS

          We meet our current need for funds through financings, such as match funded liabilities, lines of credit and other secured borrowings, through funds generated by operations, such as servicing fees (including float earnings and ancillary fees), through collections of advances that were not financed and through payments received on loans held for resale and trading securities. Our primary uses of funds are the funding of servicing advances, the payment of interest and operating expenses and the repayments of borrowings. We closely monitor our liquidity position and ongoing funding requirements, and we invest available funds in short-term investment grade securities.

          Our ability to sustain and grow our Servicing business depends in part on our ability to maintain and expand sources of financing to fund servicing advances and to purchase new servicing rights. We finance most of our advances using match funded securitization facilities through Barclays Capital, Inc., Deutsche Bank AG, Greenwich Capital Financial Products, Inc. and Wachovia Bank, N.A. We previously financed advances through a banking syndication, led by JPMorgan Chase Bank, N.A. that we did not renew prior to its maturity in August 2008. Instead, we exercised our option to convert the facility to an 18-month term note secured solely by MSRs. This term note is currently our sole source of financing for MSRs. We also finance our investment in auction rate securities through the use of a term note that matures on June 30, 2009 (the Investment Line).

          Delinquency rates determine the amount of funds that we, as servicer, must advance to meet contractual requirements. Meeting the need to advance these funds requires readily available unused borrowing capacity. However, as noted earlier, we are generally obligated to advance funds only to the extent that we believe that the advances are recoverable, and the risk of loss on advances is low because advances generally have priority over the securities that the securitization trust has issued.

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

EMPLOYEES

          As of December 31, 2008, we had 4,146 employees, of which 1,400 were resident in our U.S. facilities, 2,668 were resident in our India operations centers and 78 were based in other countries. We have developed our India operations centers over the past seven years in order to benefit from the cost savings opportunities and the quality workforce that are available to us in that country.

          In the U.S., our principal locations as of December 31, 2008 included our headquarters in West Palm Beach, Florida, which had 242 employees, our operations center in Orlando, Florida, which had 190 employees, and NCI locations in Vestal, New York with 527 employees, Kennesaw, Georgia with 131 employees and Phoenix, Arizona with 128 employees. In total, NCI operations included 907 employees at five locations in the U.S. plus 56 employees in Canada. We also had 61 employees at various other locations in the U.S.

          Of our employees in India as of December 31, 2008, 1,568 were in the city of Bangalore, 926 were in the city of Mumbai and 174 were in our offices in the state of Goa. Our India workforce is deployed as follows:

•	37% are in Servicing,

•	24% are in Mortgage Services

•	18% are in Technology Products,

•	11% are in Financial Services,

•	Fewer than 1% work in various other business units and

•	10% are in support functions, including Human Resources, Corporate Services, Accounting, Legal and Risk Management.

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

          We entered into various agreements to obtain the approval of the OTS for our debanking plan. We also entered into an Assignment and Assumption Agreement, dated June 28, 2005, with our subsidiaries Investors Mortgage Insurance Holding Company, Rocaille Acquisition Subsidiary, Inc., the Bank and OLS whereby the Bank assigned to OLS, directly or indirectly, all of its assets, liabilities and business remaining after the consummation of the debanking transactions (the Assignment). Also on June 28, 2005, we entered into an agreement (the Guaranty) in favor of the OTS and any holders of claims with respect to liabilities assumed by OLS from the Bank in connection with the Assignment. The Guaranty contains affirmative covenants relating to the maintenance of a cash collateral account, reporting requirements, transactions with affiliates, preservation of the existence of our subsidiaries and maintenance of not less than $35,000 of unencumbered assets. The Guaranty also contains negative covenants that restrict our ability to (i) incur indebtedness if certain financial ratios are not achieved or if we fail to maintain a specified minimum net worth, (ii) enter into merger transactions or a sale of substantially all of our assets, (iii) sell, lease, transfer or otherwise dispose of our assets, or (iv) pay dividends or acquire our capital stock. While we do not expect that compliance with the Guaranty will have a material adverse impact on our financial condition, results of operations or cash flows, if an event of default were to occur we would be obligated to increase the cash collateral amount. Furthermore, the OTS and other beneficiaries of the Guaranty are entitled to initiate enforcement proceedings against us, which, in the case of the OTS, could result in monetary civil penalties.

          There are a number of foreign regulations that are applicable to our operations in India, including acts that govern licensing, employment, safety, taxes, insurance, and the basic law which governs the creation, continuation and the winding up of companies as well as the relationships between the shareholders, the company, the public and the government. The Central Act is applicable to all of India, while various state acts may be applicable to certain locations in India. Non-compliance with the laws and regulations of India could result in fines, penalties or sanctions to our operations. In addition, non-compliance could lead to loss of reputation and other penalties and prosecution.

AVAILABLE INFORMATION

          Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website (http://www.ocwen.com) as soon as such material is electronically filed with or furnished to the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, including OCN, that file electronically with the SEC. The address of that site is www.sec.gov. We have also posted on our website, and have available in print upon request, the charters for our Audit Committee, Compensation Committee and Governance Committee, our Governance Guidelines and our Code of Ethics and Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Ethics or waiver thereto applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

          On May 30, 2008, pursuant to Section 303A.12 of the listing standards of the New York Stock Exchange, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by Ocwen Financial Corporation of the New York Stock Exchange corporate governance listing standards as of that date. Additionally, we filed with the SEC the CEO/CFO certifications required under Section 302 of the Sarbanes-Oxley Act as Exhibits to our Form 10-K.

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

          Continued economic slowdown and/or continued deterioration of the housing market could increase delinquencies, defaults, foreclosures and advances. During any period in which the borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. We also advance funds to maintain, repair and market real estate properties on behalf of investors. Most of our advances have the highest standing and are “top of the waterfall” so that we are entitled to repayment from loan proceeds before any interest or principal is paid on the bonds, and in the majority of cases, advances in excess of loan proceeds may be recovered from pool level proceeds.

          An increase in advances outstanding relative to the change in the size of the servicing portfolio can result in substantial strain on our financial resources. This occurs because excess growth of advances increases financing costs with no offsetting increase in revenue, thus reducing profitability. If we are unable to fund additional advances, we could to breach the requirements of our servicing contracts. Such developments could result in our losing our servicing rights, which would have a substantial negative impact on our financial condition and results of operations and could trigger cross-defaults under our various credit agreements.

          We may be unable to obtain sufficient capital to meet the financing requirements of our business. Our financing strategy includes the use of significant leverage. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to borrow money. Our ability to borrow money is affected by a variety of factors including:

•	limitations imposed on us by existing lending and similar agreements that contain restrictive covenants that may limit our ability to raise additional debt;

•	the recent decline in liquidity in the credit markets due in part to the recent turmoil in the subprime mortgage market;

•	the strength of the lenders from whom we borrow; and

•	borrowing on advance facilities is limited by the amount of eligible collateral pledged and may be less than the borrowing capacity of the facility.

          Our senior secured credit facility was the only source of debt that was available to fund the purchase of MSRs, and it matured in August 2008. At that time, we repaid the borrowings under the facility that were secured by advances and converted the remaining borrowings that were secured by MSRs to a term note. The term note matures in February 2010 and may not be used to finance new MSRs. We are exploring alternatives for financing MSRs.

          Our 3.25% Convertible Notes become callable at the option of the investor in August 2009, and we expect them to be called. We repurchased $25,910 of these notes in February 2009 at 95% of par value, reducing the outstanding balance to $56,445. If operating cash flow is insufficient, other financing sources may be needed to meet the expected call obligation in August 2009.

          An event of default, a negative ratings action by a rating agency, the perception of financial weakness, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to renew existing credit facilities and obtain new lines of credit. We are currently exploring other methods of raising capital, including bank financing, conduit financing or equity or debt offerings. We cannot predict whether any additional financing will be available at all or on acceptable terms.

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

          With strong competition in our primary business segment, special servicing contracts and purchases of seasoned assets may not be sufficient to maintain scale in the servicing business given the continued absence of new securitizations. The lack of subprime originations in 2008 has had and may continue to have an adverse impact on our ability to maintain or expand our servicing portfolio. The market for new special servicing contracts, at present, remains relatively small. The strategy of purchasing seasoned assets to service requires willing sellers and sufficient advance financing. Our competitors include a number of large financial institutions. These financial institutions generally have significantly greater resources and access to capital than we do which gives them the benefit of a lower cost of funds. Because a part of our strategy depends on our ability to obtain new servicing business, we can provide no assurance that such competition will not have an adverse impact on our ability to implement our strategy.

A significant increase in prepayment speeds or delinquencies could adversely affect our financial results. Prepayment speed and delinquency rate are significant drivers of our business. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans. Prepayment speed and delinquency rate have a significant impact on our revenues, our expenses and on the valuation of our MSRs as follows:

•

Revenue. If prepayment speeds increase, our servicing fees will decrease because of the faster decrease in UPB on which those fees are based. The reduction in servicing fees would be somewhat offset by increased float earnings, because the faster repayment of loans will result in higher balances in the custodial accounts that generate the float earnings. Conversely, decreases in prepayment speeds drive increased servicing fees and lead to lower float balances and float earnings. An increase in delinquencies may delay the timing of revenue recognition because we recognize servicing fees as earned which is generally upon collection. An increase in delinquencies also leads to lower float balances and float earnings.

•

Expenses. Amortization of MSRs is the largest operating expense of our Servicing business. Since we amortize servicing rights in proportion to total expected income over the life of a portfolio, an increase in prepayment speeds or delinquencies will lead to increased amortization expense as we revise downward our estimate of total expected income. Faster prepayment speeds would also result in higher compensating interest expense. Compensating interest expense represents the difference, in the month in which a loan is repaid, between the full month of interest that we are required to remit to the trust and the amount of interest that we actually collect from the borrower. Decreases in prepayment speeds lead to decreased amortization expense as the period over which we amortize MSRs is extended. Slower prepayment speeds also lead to lower compensating interest expense.

•

Valuation of MSRs. We base the price we pay for MSRs and the rate of amortization of those rights on, among other things, our projections of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds and delinquencies are significant assumptions underlying those cash flow projections. If prepayment speeds or delinquencies were significantly greater than expected, the carrying value of our MSRs could exceed their estimated fair value which is based on our cash flow projections. When the carrying value of MSRs exceeds their fair value, we are required to record an impairment charge, which has a negative impact on our financial results.

          Thus far, in 2009, we have acquired one small servicing portfolio and unless sufficient advance financing is available, we do not expect to make any material additions to our servicing rights other than through the acquisition of special servicing. If this does not occur, and we do not win substantial new subservicing business, our revenues may decline as a result of the net runoff of the portfolio. As a result, we may be unable to sustain growth or even to maintain our current level of business. In determining the purchase price for servicing rights, management makes assumptions regarding the following, among other things:

•	the rates of prepayment and repayment within the underlying pools of mortgage loans;

•	projected rates of delinquencies and defaults;

•	future interest rates;

•	our cost to service the loans;

•	ancillary fee income; and

•	amounts of future servicing advances.

          If these assumptions are inaccurate or the bases for the assumptions change, the price we pay to acquire servicing rights may prove to be too high. This could result in lower than expected profitability or a loss. To the degree that we purchase servicing rights in the future, our success is highly dependent upon accurate pricing of servicing rights.

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

          We also have invested in loans that we hold for resale. We believe that we have established adequate valuation allowances for declines in fair values below the cost of these loans in accordance with GAAP. However, future increases to these valuation allowances may be necessary due to changes in economic conditions and the performance of these loans prior to their sale or securitization. Increases in our valuation allowances for declines in fair value below cost would adversely affect our results of operations.

We use estimates in determining the fair value of certain assets, such as MSRs, auction rate securities and residual securities. If our estimates proveto be incorrect, we may be required to write down the value of these assets, which could adversely affect our earnings. We use internal financial models that use, wherever possible, market participant data to value our MSRs, auction rate securities and residuals. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs, auction rate securities and residual securities are complex because of the high number of variables that drive cash flows associated with MSRs, the complex cash flow structures (which may differ on each securitization) that determine the value of residual securities and the uncertainty regarding liquidity dates of auction rate securities.

          Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. Such assumptions are complex, as we must make judgments about the effect of matters that are inherently uncertain. If prepayment speeds increase more than estimated, loan loss levels are higher than anticipated or financial market illiquidity continues beyond our estimate, we may be required to write down the value of certain assets, which could adversely impact our earnings.

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

Governmental and legal proceedings and related costs could adversely affect our financial results. An adverse judgment in various lawsuits, including purported class action lawsuits, could affect our financial condition and results of operations. We and certain of our affiliates have been named as defendants in a number of purported class action lawsuits challenging our residential loan servicing practices. At least one of our competitors has paid significant sums to settle lawsuits brought against it that raised claims similar to those raised in the lawsuits brought against us and our affiliates. Although we believe that we have meritorious legal and factual defenses to the lawsuits, we can provide no assurance that we will ultimately prevail. Litigation and other proceedings may require that we pay settlement costs, damages, penalties or other charges which could adversely affect our financial results. For more information about our legal proceedings, see “Legal Proceedings.”

          The OTS and other beneficiaries of the Guaranty could initiate enforcement proceedings against us, which, in the case of the OTS, could result in civil money penalties. Accordingly, there can be no assurance that any such events, were they to occur, would not have a material adverse effect on our financial condition, results of operations or cash flows.

Federal or state government actions could adversely affect our financial results or business. Government action that results in large scale refinancing of subprime mortgages could substantially increase our prepayment speed, reducing revenue and the value of our MSRs. A Federal moratorium on foreclosures could increase the timeline to recover advances, increase advance balances, reduce advance rates, limit future borrowing or cause a repayment of borrowing on certain facilities. How future actions, and those currently under consideration, by federal or state governments are implemented could significantly change the manner in which we do business, potentially limit the opportunities to grow our business or increase our operating or financing costs.

The expanding body of federal, state and local regulation and/or the licensing of loan servicing, collections or other aspects of our business may increase the cost of compliance and the risks of noncompliance. As noted in “Regulation,” our business is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of our operations. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities including delaying or preventing foreclosures or forcing the modification of certain mortgages. If our regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements, which could further adversely affect our results of operations or financial condition. In addition, our failure to comply with these laws and regulations could possibly lead to civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; or administrative enforcement actions. Any of these outcomes could harm our results of operations or financial condition.

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

An increase in interest rates could harm our business. An increase in interest rates could generate an increase in delinquency, default and foreclosure rates occasioning an increase in both operating expenses and interest expense on advances and could cause a reduction in the value of, and income from, our loans and subordinate and residual securities. Rising delinquencies also delay our collection of servicing fees, although we anticipate that we will ultimately collect these fees.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates. From time to time, we have used various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. The derivative financial instruments that we select may not have the effect of reducing our interest rate risks. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. We cannot be assured that our hedging strategies and the derivatives that we use will adequately offset the risks of interest rate volatility or that our hedging transactions will not result in or magnify losses.

We have significant operations in India that could be adversely affected by changes in the political or economic stability of India or by government policies in India or the U.S. More than 2,600 of our employees are located in India. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations centers. For example, changes in privacy regulations could require us to curtail our use of lower-cost operations in India to service our businesses which could reduce the cost benefits we currently realize from using these operations. If we were to cease our operations in India and transfer these operations to another geographic area, we could incur increased overhead costs that could materially and adversely affect our results of operations.

          We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent. Unless we are able to continue to enhance the efficiency and productivity of our employees, wage increases in the long term may reduce our profitability.

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

Our directors and executive officers collectively own a large percentage of our common shares and could influence or control matters requiring shareholder approval. Our directors and executive officers and their affiliates collectively own or control approximately 40% of our outstanding common shares. This includes approximately 30% owned or controlled by our chairman and chief executive officer, William C. Erbey, and approximately 10% owned or controlled by our director and former chairman, Barry N. Wish. As a result, these shareholders could influence or control virtually all matters requiring shareholder approval, including the amendment of our articles of incorporation, the approval of mergers or similar transactions and the election of all directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

          The following table sets forth information relating to our primary facilities at December 31, 2008:

Location	Owned/Leased	Square Footage

Executive office and headquarters:
West Palm Beach, Florida	Leased	41,860

Document storage and imaging facility:
Riviera Beach, Florida	Leased	65,000

Servicing operations center:
Orlando, Florida	Subleased (1)	64,850

NCI office and customer support centers:
Kennesaw, Georgia	Leased (2)	46,700
Vestal, New York	Leased	54,957
Phoenix, Arizona	Leased	32,929
Goa, India	Leased	17,216

Business operations and technology support offices:
Bangalore, India	Leased	92,650
Bangalore, India	Leased	56,960
Mumbai, India	Leased	46,280
Montevideo, Uruguay	Leased	16,668

(1) In December 2007, we entered into a sale-leaseback agreement whereby we sold this facility to a third party and then immediately leased it back. In December 2008, we assigned this lease to another third party. Under a sublease agreement, we will continue to occupy the first floor of the building through July 2009 and a portion of the second floor through December 2009.

(2) We have provided notice to the owner of this facility that we are terminating our lease commitment effective December 31, 2009.

          In addition to the facilities listed above, GSS leases one office for commercial servicing and consulting operations in Germany. BOK has two offices in Germany, one in Berlin and one in Mainz. NCI leases three smaller offices in Miramar, Florida; Sacramento, California; and Victoria, British Columbia. We also lease a small office in Atlanta, Georgia. We no longer occupy our former mortgage fulfillment center located in Lisle, Illinois and have sublet the space to a third party for the remaining term of the lease.

ITEM 3. LEGAL PROCEEDINGS (Dollars in thousands)

          A description of material pending or recently settled legal proceedings to which OCN or its subsidiaries are a party follows:

          The liability, if any, for the claims noted below against Ocwen Federal Bank FSB (the Bank) has been assumed by OLS as successor in interest under an Assignment and Assumption Agreement, dated June 28, 2005, whereby OLS assumed all of the Bank’s remaining assets and liabilities, including contingent liabilities, in connection with its voluntary termination of its status as a federal savings bank.

          On April 13, 2004, the United States Judicial Panel on Multi-district Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs’ mortgage loans into a single proceeding pending in the United States District Court for the Northern District of Illinois styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the MDL Proceeding). Currently, there are approximately 64 lawsuits against the Bank and/or OCN consolidated in the MDL Proceeding involving 98 mortgage loans that we currently service or previously serviced. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. On April 25, 2005, the trial court entered an Opinion and Order granting the Bank partial summary judgment finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees, foreclosure-related fees and other legitimate default-related fees. The trial court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs’ claims challenge the propriety of the above-mentioned fees. On May 19, 2006, plaintiffs filed an Amended Consolidated Class Action Complaint (Amended Complaint) containing various claims under federal statutes, including the Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act and bankruptcy laws, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees, property inspection fees and bankruptcy-related fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Amended Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave to amend further their pleadings or otherwise seek damages should the matter proceed to trial. On June 22, 2007, after hearing Ocwen’s interlocutory appeal from the trial court’s denial of a motion to dismiss on federal preemption grounds, the Seventh Circuit issued an opinion holding that many of the claims were preempted or failed to satisfy the pleading requirements of the applicable rules of procedure and directing the trial judge to seek clarification from the plaintiffs so as to properly determine which particular claims are to be dismissed. On September 24, 2007, plaintiffs filed a Second Amended Complaint, which contains servicing practices allegations similar to those set forth in the prior version of their Complaint. Defendants have filed a motion to dismiss the Second Amended Consolidated Class Action Complaint on the grounds that the claims are preempted and are otherwise deficient as a matter of law. That motion is now fully briefed and submitted to the Court. We believe the allegations in the MDL Proceeding are without merit and, if an acceptable settlement is not reached, will continue to vigorously defend against them.

          On November 3, 2004, the trial judge in litigation brought by Cartel Asset Management, Inc. (Cartel) against OCN, the Bank and Ocwen Technology Xchange, Inc. (OTX), a subsidiary that has been dissolved, in federal court in Denver, Colorado, entered final judgment in the amount of $520 against OTX and nominal damages of two dollars against the Bank. In so doing, the judge reduced a prior jury verdict in the amount of $9,320 after trial on this matter involving allegations of misappropriation of trade secrets and contract-related claims brought by a former vendor. Notwithstanding the nominal damage award against the Bank, it was assessed a statutory award to Cartel of attorneys’ fees in an additional amount of $170, and the Bank and OTX were further assessed costs in the amount of $9. On September 18, 2007, the United States Court of Appeals for the Tenth Circuit upheld the damage award against OTX and remanded the case for a new trial on damages against the Bank. On December 10, 2007, we paid the full amount of the judgment against OTX, including accrued interest. On March 24, 2008, the trial court entered an order joining OLS, in its capacity as the Bank’s successor-in-interest, and OCN, in its capacity as guarantor of the Bank’s obligations, as additional defendants. The trial court has not yet set a date for the new trial against the Bank, OLS and OCN. We do not believe that Cartel is entitled to additional damages, if any, in an amount that would be material to our financial condition, results of operations or cash flows, and we intend to continue to vigorously defend against this matter.

          On September 13, 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc. (ABFS) brought an action against multiple defendants, including OLS, in Bankruptcy Court in Delaware. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by OLS of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. OLS brought a separate action against the Trustee, in his representative capacity, seeking damages of approximately $2,500 arising out of the ABFS MSRs purchase transaction. OLS’ separate action against the Trustee was dismissed by agreement without prejudice with the right to replead such claims as counterclaims in the Trustee’s action or otherwise as a separate action should the Trustee’s action be dismissed. By opinion dated February 13, 2007, the Court granted OLS’ motion to dismiss some claims but refused to dismiss others. The Court allowed the Trustee leave to file an Amended Complaint, which the Trustee filed on March 13, 2007. The Amended Complaint sets forth claims against all of the original defendants and as against OLS alleges turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. On March 20, 2008, the Court denied OLS’ motion to dismiss. On April 28, 2008, OLS answered the Amended Complaint denying all charges and filed a Counterclaim for breach of contract, fraud, negligent misrepresentation and indemnification in connection with the MSR purchase transaction. Fact discovery is complete and expert discovery is in progress. We believe that the Trustee’s allegations against OLS are without merit and intend to continue to vigorously defend against this matter.

          Ocwen along with Bankruptcy Management Solutions, Inc., the wholly owned subsidiary of BMS Holdings, commenced separate arbitrations before the Financial Industry Regulatory Authority against Goldman Sachs & Co., Banc of America Securities LLC, and Citigroup Global Markets, Inc. (collectively the Broker/Dealers) primarily alleging fraud, breach of duty and statutory violations arising out of the sale of AAA-rated student loan auction rate securities (SLARS) backed by the Federal Family Education Loan Program. Ocwen purchased the SLARS based on the Broker/Dealer representation that the SLARS were liquid securities which could be sold at regularly scheduled auctions to meet the Investment Line requirement to pay the borrowings at quarter end. The Broker/Dealers represented that the SLARS would remain liquid because if there were not sufficient buyers in the auctions, the Broker/Dealers would purchase to make the auctions succeed. Contrary to those representations, in February 2008, the Broker/Dealers stopped supporting the SLARS auctions and the market for SLARS became illiquid. Ocwen seeks to require the Broker/Dealers to repurchase the SLARS at par (aggregating $199,275), and pay consequential damages, potentially including damages related to the repayment of the Investment Line, and punitive damages.

          OCN is subject to various other pending legal proceedings. In our opinion, the resolution of those proceedings will not have a material effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of the Company’s Common Stock

          The common stock of Ocwen Financial Corporation is traded under the symbol “OCN” on the New York Stock Exchange (NYSE). The following table sets forth the high and low closing sales prices for our common stock, as traded on the NYSE:

	High	Low

2008
First quarter	$6.53	$3.98
Second quarter	7.04	3.69
Third quarter	8.05	4.52
Fourth quarter	9.18	5.49

2007
First quarter	$16.72	$10.66
Second quarter	14.52	12.75
Third quarter	12.72	7.75
Fourth quarter	10.59	4.99

          The closing sales price of our common stock on March 5, 2009, was $8.89.

          We do not currently pay cash dividends on our common stock and have no current plans to do so in the future. The timing and amount of future dividends, if any, will be determined by our Board of Directors and will depend, among other factors, upon our earnings, financial condition, cash requirements, the capital requirements of subsidiaries and investment opportunities at the time any such payment is considered. In addition, the Guaranty agreement with the OTS and the indentures and covenants relating to certain of our borrowings contain limitations on our payment of dividends. See Note 29 to the Consolidated Financial Statements for additional information regarding limitations on the payment of dividends on our common stock.

          The following graph compares the cumulative total return on the common stock of Ocwen Financial Corporation since December 31, 2003, with the cumulative total return on the stocks included in the Standard & Poor’s 500 Market Index and the Standard & Poor’s Diversified Financials Market Index.

	Period Ending

Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Ocwen Financial Corporation	100.00	107.90	98.19	179.01	62.53	103.61
S&P 500	100.00	109.07	112.35	127.65	132.15	81.29
S&P Diversified Financials	100.00	105.90	113.54	137.09	108.66	43.33

Purchases of Equity Securities by the Issuer and Affiliates

          We did not purchase any shares of our own common stock during 2008.

          Our ability to repurchase shares of our common stock is restricted under the terms of the Guaranty that we entered into with the OTS in connection with debanking. See Note 23 and Note 29 to the Consolidated Financial Statements for additional information regarding common stock repurchases in prior years and limitations on the repurchase of our common stock, respectively.

Number of Holders of Common Stock

          At March 5, 2009, 62,725,864 shares of our common stock were outstanding and held by approximately 139 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.

Securities authorized for issuance under equity compensation plans

          The information required by this item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from the section entitled “Security Ownership Of Certain Beneficial Owners And Related Shareholder Matters – Equity Compensation Plan Information” in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 6, 2009 and as filed with the SEC on or about March 27, 2009 (the 2009 Proxy Statement).

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except share data)

          The following tables present selected consolidated financial information of Ocwen Financial Corporation and its subsidiaries at the dates and for the years indicated. Our historical balance sheet and operations data at and for the five years ended December 31, 2008 have been derived from our audited financial statements. We have reclassified certain amounts included in the prior years to conform to the 2008 presentation. The selected consolidated financial information should be read in conjunction with the information we have provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

	December 31,

	2008	2007	2006	2005	2004

Selected balance sheet data
Cash	$201,025	$114,243	$236,581	$269,611	$542,891
Investment grade auction rate securities	239,301	—	—	—	—
Other investment grade securities	—	34,876	74,986	1,685	86,215
Subordinate and residual securities	4,369	7,362	65,242	30,277	39,527
Investment in certificates of deposit	—	—	72,733	—	—
Loans held for resale, at lower of cost or market (1)	49,918	75,240	99,064	624,671	8,437
Advances	102,085	292,887	324,137	219,716	240,430
Match funded advances	1,100,555	1,126,097	572,708	377,105	280,760
Mortgage servicing rights	139,500	197,295	183,743	148,663	131,409
Deferred tax assets, net (2)	175,963	178,178	176,135	20,280	17,683
Goodwill and intangibles (3)	46,227	58,301	7,053	7,053	7,756
Investment in unconsolidated entities (4)	25,663	76,465	46,151	79	79
Other	153,406	233,752	151,210	155,033	228,956

Total assets	$2,238,012	$2,394,696	$2,009,743	$1,854,173	$1,584,143

Match funded liabilities	$961,939	$1,001,403	$510,236	$339,292	$244,327
Debt securities, lines of credit and other secured borrowings:
Short-term	185,227	339,976	310,149	611,787	35,676
Long-term (5)	67,377	150,279	164,700	168,990	246,185
Investment line	200,719	—	—	—	—
Servicer liabilities	135,751	204,484	383,549	298,892	291,265
Deposits and escrows (6)	—	—	—	—	376,591
Other	78,813	110,429	81,340	85,952	58,461

Total liabilities	1,629,826	1,806,571	1,449,974	1,504,913	1,252,505
Minority interest in subsidiary	406	1,979	1,790	1,853	1,530
Stockholders’ equity	607,780	586,146	557,979	347,407	330,108

Total liabilities and stockholder’s equity	$2,238,012	$2,394,696	$2,009,743	$1,854,173	$1,584,143

Residential loans and real estate serviced for others
Count	322,515	435,616	473,665	368,802	320,185
Amount	$40,171,532	$53,545,985	$52,834,028	$42,779,048	$34,524,491

	For the Years Ended December 31,

	2008	2007	2006	2005	2004

Selected operations data
Revenue:
Servicing and subservicing fees	$368,026	$379,277	$340,584	$293,382	$288,078
Other	124,102	101,384	90,746	81,703	71,780

Total revenue	492,128	480,661	431,330	375,085	359,858
Operating expenses	323,355	351,866	339,655	345,271	335,002

Income from operations	168,773	128,795	91,675	29,814	24,856

Other income (expense):
Interest income	14,696	29,651	47,609	24,551	23,582
Interest expense	(82,824)	(72,670)	(53,371)	(36,986)	(30,317)
Other	(62,190)	(27,397)	(3,686)	5,302	7,505

Other income (expense), net	(130,318)	(70,416)	(9,448)	(7,133)	770

Income from continuing operations before income taxes	38,455	58,379	82,227	22,681	25,626
Income tax expense (benefit)	14,771	16,610	(126,377)	5,815	(32,324)

Income from continuing operations	23,684	41,769	208,604	16,866	57,950
Loss from discontinued operations, net of taxes (7)	(5,767)	(3,172)	(2,094)	(1,801)	(226)

Net income	$17,917	$38,597	$206,510	$15,065	$57,724

Basic earnings per share
Income from continuing operations	$0.38	$0.67	$3.32	$0.27	$0.88
Loss from discontinued operations (7)	(0.09)	(0.05)	(0.04)	(0.03)	—

Net income	$0.29	$0.62	$3.28	$0.24	$0.88

Diluted earnings per share
Income from continuing operations	$0.38	$0.62	$2.94	$0.26	$0.82
Loss from discontinued operations (7)	(0.09)	(0.04)	(0.03)	(0.02)	—

Net income	$0.29	$0.58	$2.91	$0.24	$0.82

Weighted average common shares outstanding
Basic	62,670,957	62,712,076	62,871,613	62,912,768	65,811,697
Diluted (8)	62,935,314	71,458,544	71,864,311	63,885,439	73,197,255

(1)

During 2005 and 2006, we acquired loans held for resale through whole loan purchases and subprime loan origination activities. We funded these acquisitions through the use of repurchase agreements and other short-term credit facilities. The majority of these loans were disposed of during 2006 through securitization transactions and whole loan sales, and the related debt was repaid. In 2007, we decided to discontinue our subprime loan origination activities.

(2)

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

(3)

The operations of NCI are included in our consolidated financial statements effective June 6, 2007, the date of acquisition. NCI is a receivables management company specializing in contingency collections for credit card issuers and other consumer credit providers. Total goodwill and intangibles were $44,609 and $53,260 at December 31, 2008 and 2007, respectively. NCI revenues and operating expenses for 2008 were $71,331 and $73,856, respectively. For the 2007 period, NCI revenues and operating expenses were $38,157 and $40,578, respectively.

(4)

In 2006, we acquired a 46% equity interest in BMS Holdings. BMS Holdings provides technology-based case management solutions to trustees, law firms and debtor companies that administer cases in the federal bankruptcy system. In 2007, we acquired 25% equity interests in OSI and in ONL and affiliates. OSI invests primarily in MSRs and the related lower tranches and residuals of residential mortgage backed securities. ONL and affiliates invest in non-performing residential loans acquired at a discount and in foreclosed real estate. We account for our investments in unconsolidated entities using the equity method.

(5)

Long-term borrowings include the 3.25% Convertible Notes which mature on August 1, 2024. Beginning August 1, 2009, we may redeem all or a portion of the notes for cash at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any. Holders may require us to repurchase all or a portion of their notes for cash on August 1, 2009, August 1, 2014 and August 1, 2019. Also, upon the occurrence of a “fundamental change”, Holders may redeem the notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any. A “fundamental change” is a change of control or a termination of trading in our common stock. The outstanding balance of the Convertible Notes at December 31, 2008, 2007, 2006, 2005 and 2004 was $82,355, $96,900, $96,900, $100,900 and $175,000, respectively. In February 2009, we repurchased $25,910 of the Convertible Notes at a price equal to 95% of the principal balance.

(6)

Effective June 30, 2005, we terminated our banking subsidiary’s status as a federal savings bank, and as a result, we are no longer able to accept customer deposits in the U.S. On that same date, an unaffiliated bank assumed the customer deposits associated with our bank branch facility in New Jersey.

(7)

In the fourth quarter of 2007, management of OCN approved and committed to a plan to sell its investment in BOK, a wholly-owned German banking subsidiary acquired in 2004. We have reported the results of operations of BOK in the consolidated financial statements as discontinued operations.

(8)

The assumed conversion of the 3.25% Convertible Notes has been reflected in the calculation of weighted average common shares outstanding in computing diluted earnings per share for 2007, 2006 and 2004. Conversion of the Convertible Notes to common stock was not assumed for 2008 and 2005 because the effect would be antidilutive. Interest expense on the Convertible Notes, net of income tax, has been added back to net income for purposes of computing diluted earnings per share for 2007, 2006 and 2004.

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

OVERVIEW

Results of Operations

          The following table summarizes our consolidated operating results for the years indicated. We have provided a more complete discussion of operating results by line of business in the Segments section beginning on page 2.

	For the years ended December 31,			% Change

	2008	2007	2006	2008-2007	2007-2006

Consolidated:
Revenue	$492,128	$480,661	$431,330	2	11
Operating expenses	323,355	351,866	339,655	(8)	4

Income from operations	168,773	128,795	91,675	31	40
Other expense, net	(130,318)	(70,416)	(9,448)	85	645

Income from continuing operations before taxes	38,455	58,379	82,227	(34)	(29)
Income tax expense (benefit)	14,771	16,610	(126,377)	(11)	(113)

Income from continuing operations	23,684	41,769	208,604	(43)	(80)
Loss from discontinued operations, net of taxes	(5,767)	(3,172)	(2,094)	82	51

Net income	$17,917	$38,597	$206,510	(54)	(81)

Segment income (loss) from continuing operations before taxes:
Servicing	$100,770	$65,349	$82,339	54	(21)
Loans and Residuals	(14,677)	(8,322)	(4,578)	76	82
Asset Management Vehicles	(9,813)	(159)	(29)	6,072	448
Mortgage Services	13,298	13,584	8,416	(2)	61
Financial Services	(7,875)	(7,087)	(386)	11	1,736
Technology Products	3,580	8,968	562	(60)	1,496
Corporate items and other	(46,828)	(13,954)	(4,097)	236	241

	$38,455	$58,379	$82,227	(34)	(29)

2008 Compared to 2007

          Overall, our 2008 results reflect a modest increase in revenue combined with a decline in operating expenses that resulted in a 31% improvement in operating income. This increase in operating income is largely attributed to the Servicing business due primarily to a decline in the amortization of servicing rights as a result of a decline in acquisitions and in the rate of amortization. This operational improvement was tempered, however, by increased costs related to financing our servicing advances relative to the prior year, a decline in interest income on loans and residuals and unrealized losses on our investment grade auction rate securities that reflect liquidity risk. Despite being higher than 2007, financing costs for servicing advances in 2008 declined in both the second and third quarters and in the fourth quarter were significantly lower than the fourth quarter of 2007 as a result of lower effective interest rates and our success in reducing advance balances.

          Total revenues increased by $11,467, or 2%, in 2008 as compared to 2007 principally because of an increase in Financial Services revenue. Financial Services external revenue increased by $32,543, or 79%, because 2008 results include a full year of the operations of NCI which we acquired on June 6, 2007. At the same time, however, external revenue of the Mortgage Services segment declined by $14,951, or 20%, primarily because of the low volume of loan origination activity, the scaling back of our mortgage due diligence activities and the sale of GSS Canada’s servicing rights during the second quarter of 2008. External revenue of the Servicing segment declined by $3,611, or 1%, primarily due to declines in float earnings and servicing fees, although these declines were largely offset by increases in late charges. Float earnings declined because of lower interest rates and lower average float balances which declined because of higher delinquencies and a smaller servicing portfolio. Late charges, which are not recognized as revenue until collected, have increased to normal levels as delinquency rates have become more stable.

          Total operating expenses were $28,511, or 8%, lower in 2008 as compared to 2007. Declines in operating expenses of the Servicing and Mortgage Services segments were partly offset by an increase in operating expenses of the Financial Services segment. Operating expenses of the Servicing segment declined primarily due to a $46,931 decline in the amortization of MSRs and a $13,041 decline in servicing and origination expense. Slower projected prepayment speeds and higher projected delinquency rates used to compute amortization expense in 2008 reduced the rate of MSR amortization because we expect to earn servicing income for a longer period of time. In addition, the average balance of our investment in MSRs has declined in 2008 as a result of fewer acquisitions. Operating expenses of the Mortgage Services segment declined largely because of the low volume of loan origination activity and the scaling back of our mortgage due diligence activities. Operating expenses of the Financial Services segment increased primarily because 2008 results include a full year of the operations of NCI.

          Other expense, net, for 2008 was $130,318 as compared to $70,416 for 2007, an unfavorable variance of $59,902. This variance is the result of several factors:

•

In the Servicing segment, interest expense was $17,857 higher in 2008 because of an increase in the average balance of servicing advances and an increase in facility fees and interest rate spreads charged by the lenders.

•	In the Loans and Residuals segment, interest income on loans and residual securities declined by $9,124 in 2008 because of declines in assets.

•

In the AMV segment, our consolidated share of the losses of OSI and ONL and affiliates for 2008 was $8,343 higher than 2007. The higher losses in 2008 reflect charges to reduce residual securities, loans and real estate to fair value.

•

In the Technology Products segment, our share of the losses of BMS Holdings was $5,666 in 2008 as compared to earnings of $5,488 in 2007, a decline of $11,154. This decline is primarily the result of significant unrealized losses on auction rate securities. Unrealized gains on derivatives in the first quarter of 2008 were largely reversed in the second quarter of 2008 as a result of volatility in LIBOR interest rates during those periods. The derivatives held at BMS Holdings are intended to hedge against the effects of a decline in interest rates on BMS Holdings’ revenue earned through its deposit referral relationship.

•

In Corporate Items and Other, we recorded $29,612 of realized and unrealized losses on our investment grade auction rate securities during 2008. In 2007, we realized a loss of $8,673 on the early redemption of long-term discounted certificates of deposit.

2007 Compared to 2006

          Our results for 2007 were characterized by higher income from operations that were offset by increased interest expense related to funding requirements for servicing advances and losses on residual securities and loans held for resale. Increases in unrealized losses on residual securities were, however, significantly offset by the gain that we realized from our sale of the UK residuals. Interest income decreased due to reduced investments in loans held for resale and residual securities, and we recognized a loss on our early redemption of long-term discounted certificates of deposit.

          Total revenues increased by $49,331 or 11% in 2007 principally because of the acquisition of NCI which added $35,978 of revenues to the Financial Services segment, and an increase in Mortgage Services revenue. External revenues of the Mortgage Services segment were $8,092, or 12%, higher in 2007 as increases in fees from residential property valuations and title services offset a decline in mortgage due diligence fees.

          Total operating expenses were $12,211, or 4%, higher in 2007 largely because of the acquisition of NCI, which added $38,400 of operating expenses to the Financial Services segment in 2007, offset by declines in operating expenses of the Servicing and Loans and Residuals segments. Servicing operating expenses declined largely because of an $11,400 decline in the amortization of MSRs. Slower prepayment speeds have reduced the rate of MSR amortization because we expect to earn the servicing income over a longer period of time. Loans and Residuals operating expenses were lower in 2007 largely due to our closing of the subprime loan origination operation and lower fees for professional services because of a sharp decline in securitizations of loans held for resale.

Other expense, net increased by $60,968 in 2007 as a result of several significant factors:

•

In the Servicing segment, total interest expense was $27,341 higher due to the costs of financing servicing advances and servicing rights because of the growth in the average balance of these assets and higher interest rates.

•

In the Loans and Residuals segment, we suffered a decline in interest income of $18,938 in 2007 due to a lower investment in loans held for resale and our sale of the UK residuals. In addition, Loans and Residuals incurred unrealized losses of $29,031 in 2007 due principally to the write-down during the fourth quarter of subprime subordinate and residual securities to their estimated market values reflecting significantly higher projected loss assumptions. However, these unrealized losses were largely offset by a gain of $25,587 realized from our sale of the UK residuals in the second quarter.

•

In Corporate Items and Other, we recorded a loss of $8,673 realized when an unanticipated liquidity need arose in the third quarter that caused us to redeem our zero coupon certificates of deposit prior to their maturity.

Changes in Financial Condition

          Total assets declined by $156,684, or 7%, in 2008. This decrease was due to declines in all asset categories other than trading securities and cash:

•	Advances and match funded advances declined by $216,344 because of declines in UPB serviced and because we were able to stabilize the rate of loan delinquencies.

•

Although the rate of amortization has slowed, mortgage servicing rights still declined by $57,795 largely because of the relatively small additions to our residential servicing portfolio. In addition, during the second quarter of 2008, we sold our commercial MSRs which had a carrying value of $5,360 at December 31, 2007.

•

Investment in unconsolidated entities declined by $50,802 primarily due to $37,046 of distributions received from our asset management entities, $7,444 from our share of the losses of these entities and $5,666 from our share of the losses of BMS Holdings.

•	Loans held for resale declined by $25,322 due to foreclosures, charge-offs, payoffs and declines in our estimated values.

•

Trading securities increased by $201,432 and cash grew by $86,782. The increase in trading securities is primarily due to our investment in investment grade auction rate securities which had a fair value of $239,301 at December 31, 2008. This increase in auction rate securities was partially offset by the sale of our remaining investment in CMOs that had a fair value of $33,171 at December 31, 2007.

          Total liabilities declined by $176,745, or 10%, in 2008. This decrease was the result of declines in all liability categories other than the Investment Line:

•

Lines of credit and other secured borrowings declined by $223,106 principally because of a decline in borrowings under repurchase agreements and the payoff of the Servicing borrowings under the senior secured credit agreements. Borrowings under repurchase agreements declined as a result of our sale of the CMOs and because the proceeds from the sale of the notes that financed loans held for resale were used to repay a repurchase agreement that was secured by loans held for resale and real estate. The decline in borrowings under the senior secured credit agreements occurred because of the sale of our commercial MSRs in May 2008 and because in August 2008, we exercised our option to convert our borrowings to a term note for the financing of MSRs only. Advances serving as collateral under this facility were transferred to other match funded advance facilities, and borrowings secured by the advances were repaid.

•

Servicer liabilities declined by $68,733, largely because of a decrease in the amount of borrower payments that have not yet been remitted to custodial accounts. The decline in borrower payments is the result of slower repayments.

•	The Investment Line balance of $200,719 is secured by the auction rate securities that we acquired in 2008.

          At December 31, 2008, we had $607,780 of stockholders’ equity, an increase of $21,634 over December 31, 2007 that was primarily due to net income of $17,917 for 2008, compensation related to employee share-based awards and the expiration of stock-based incentive compensation awards.

Liquidity

          Cash totaled $201,025 at December 31, 2008, an $86,782 increase as compared to December 31, 2007 due to retaining profits earned in 2008 coupled with limited acquisitions of mortgage servicing rights. In addition, we raised $53,110 of cash by selling or financing non-core assets, including our investments in CMOs issued by Fannie Mae and Freddie Mac, loans held for resale, real estate and commercial MSRs held by GSS Canada and by collecting long-term receivables from the sale of affordable housing partnerships.

          Servicer liabilities, which represent cash collected from borrowers but not yet remitted to securitization trusts, declined by $68,733 from December 31, 2007 to December 31, 2008. Servicer liabilities have a very short duration, as funds collected must be remitted to the trust in accordance with contractual obligation. After increasing by $30,489 in the first quarter of 2008, total advances decreased by $91,277, $147,218 and $8,338 in the second, third and fourth quarters of 2008, respectively, for a net decrease of $216,344, or 15%, for the year. The improvement in advance levels is attributable to the success of our efforts to reduce growth in the delinquency rate, allowing advances to track the decline in UPB. Management initiatives that we took to benefit loan investors, such as loan modifications and faster real estate sales, are the main factors helping to slow the growth in delinquencies. During 2008, we modified 60,873 delinquent loans and made 26,894 sales of foreclosed real estate.

          Our borrowings as of December 31, 2008 include $200,719 borrowed under the Investment Line term note that is used to finance the investment grade auction rate securities that we are carrying at a fair value of $239,301. The term note matures on June 30, 2009. We anticipate that we will be successful in negotiating an extension of the term note. However, because of the failed auctions, the market for investment grade auction rate securities is not currently liquid. In the event we need to liquidate our investment, we may not be able to do so without a loss of principal. Maximum borrowing under this note declined to 75% of the face amount in December 2008 and declines to 70% in March 2009. We intend to fund the reduction in the maximum borrowing rate using cash generated through operations. Through December 31, 2008, we have repaid $99,245 of Investment Line term note principal. This amount includes proceeds of $5,199 from the redemption of certain securities and $24,588 from sales of securities during the second quarter. In addition, the lender applied $1,356 of interest income from our investment in auction rate securities against the balance outstanding. On September 30, 2008, we repaid in full the Investment Line revolving demand note that we had used to facilitate the generation of float income.

          Excluding the Investment Line, our borrowings have decreased by $277,115 in 2008. This decline primarily reflects reductions in borrowing by the Servicing segment, Loans and Residuals segment, Mortgage Services segment and Corporate Items and Other of $202,453, $28,712, $4,090 and $42,836, respectively. The decline in borrowings of the Servicing segment reflects a decline in advances and MSRs. The decline in borrowings of the Loans and Residuals segment is primarily the result of a decline in the balance of the loans pledged as collateral. Mortgage Services borrowings declined as a result of our sale of the commercial MSRs while Corporate Items and Other borrowings declined as a result of our sale of the remaining CMOs.

          Excluding the Investment Line, our total maximum borrowing capacity was $1,340,747 as of December 31, 2008, a decrease of $305,271 as compared to December 31, 2007. This decrease is primarily due to a $272,013 decrease in borrowing capacity of the Servicing segment and a $32,240 decline in borrowing capacity of the Loans and Residuals segment. The decrease in Servicing borrowing capacity is primarily the result of the payoff of term notes of $100,000 and $75,000 under one match funded facility and a variable funding note of $200,000 under another match funded facility. These notes had entered their amortization periods during the first and second quarters of 2008. In addition, in August 2008, we repaid $141,991 of borrowings under our senior secured credit agreement when we exercised our option to convert that facility to a term note secured only by mortgage servicing rights. These decreases were offset by an increase from $140,000 to $200,000 in the borrowing capacity under a match funded facility that we renewed in February 2008 and by our closing on a new $300,000 match funded facility in April 2008.

          At December 31, 2008, excluding the Investment Line, $266,770 of our total maximum borrowing capacity remained unused, including $257,893 attributed to the Servicing business. Our lowest unused borrowing capacity for any day during the month of December 2008 was approximately $264,300. Of the unused borrowing capacity, none was readily available because we had no additional assets pledged as collateral but not drawn under our facilities. We have some unpledged advances under certain pooling and servicing agreements that previously had been pledged to the senior secured credit agreement. These advances are awaiting pledging to other advance facilities and will generate additional cash when this takes place.

          The current challenges facing the financial markets have made it difficult to renew or increase advance financing under terms as favorable as those of our current facilities. In December 2008, we secured a one-year renewal of a $300,000 variable funding note under one of our match funded advance facilities The start of the amortization period for this note is December 2009. In January 2009, we also negotiated an early renewal of a $200,000 facility. The start of the amortization period for this note is January 2010. With the continuing decline of our advance balances and the success of our other liquidity initiatives, we believe that we will have sufficient borrowing capacity to finance advances on our current servicing portfolio through the remainder of 2009 even if we are unable to negotiate any new facilities or any renewals or increases of existing facilities. We will endeavor to retain sufficient cash to repay any advances in excess of our borrowing capacity if such borrowing capacity declines under this worst-case scenario for financing. Another reason that we will retain cash is to cover possible additional principal repayments on our MSR term note in the event that the collateral value determined by a third party appraiser declines faster than the scheduled amortization of this note.

          During these challenging times in the financial markets, we have given careful consideration to counterparty risk. Our advance facilities revolve, and in a typical monthly cycle, we repay up to one-third of the borrowings from collections. During the remittance cycle, which starts in the middle of each month, we must depend on our lenders to provide us with the cash that is required to make remittances to the Servicing investors. However, this is possible only when new advances represent eligible collateral under our advance facilities, and we can borrow additional funds against this collateral. Some of the financial institutions lending to us have experienced significant financial losses and have been the subject of investor concern. Several of these lenders are undergoing restructuring activities, including merging with stronger institutions or raising additional capital, either as part of or outside of the various government rescue plans that have been announced. These actions appear to have succeeded in stabilizing our largest lenders and thereby reducing our counterparty risk, but we continue to monitor closely the financial condition of our lenders.

          During 2008, financing costs have come down from the historic highs in the latter part of 2007 that were driven largely by the increase in our advance borrowings. Declining advances and lower interest rates in 2008 have offset higher facility costs and interest rate spreads and allowed the effective interest rates that we pay to return to levels experienced in 2006 and prior years. The rate paid on the average balance of our debt outstanding under our match funded facilities and our lines of credit and other secured borrowings was 6.48% in 2006. This rate rose to 7.38% in 2007 but declined to 6.33% in 2008.

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

Valuation and Amortization of Residential Mortgage Servicing Rights

          Our most significant business is our Servicing business. Inherent in this business is the acquisition of MSRs, an intangible asset representing the value of the right to service the loans in a portfolio. As of December 31, 2008, we held residential MSRs with a carrying value of $139,500 and an estimated fair value of $148,135. The most critical accounting policy for this business is the methodology we use to value and amortize MSRs. Application of this methodology requires the development of a number of estimates, including anticipated amortization, and periodic re-evaluation of these estimates.

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

          At December 31, 2008, we had MSRs relating to the Subprime, ALT A and High-loan-to-value strata. The following table provides the range of prepayment speed and delinquency assumptions (expressed as a percentage) by strata projected over the five-year period beginning December 31, 2008:

	Prepayment Speed	Delinquency

Subprime	16% – 25%	18% – 23%
ALT A	19% – 31%	20% – 27%
High-loan-to-value	36% – 43%	17% – 20%

          While we internally develop the discount rate in light of prevailing market conditions, we base the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing on external market-based assumptions. As of December 31, 2008, these assumptions were as follows:

•	Discount rate of 19%

•	Interest rate of 5% for the cost of financing advances

•	Interest rate of 1% for float earnings

•

Assumptions regarding the cost of servicing represent industry averages, vary by strata and range from a low of $100 per year for a performing ALT A loan to a high of $900 per year for a loan in foreclosure.

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

•	Increases in the discount rate reduce the value of our MSRs due to the lower overall net present value of the net cash flows.

•

Increases in interest rate assumptions for the cost of servicing advances will increase interest expense although this effect is partially offset because rate increases will also increase the amount of float earnings we recognize.

          We periodically perform an impairment analysis based on the difference between the carrying amount and estimated fair value of MSRs after grouping the underlying loans we service into the applicable strata. The risk factors used to assign loans to strata include the credit score (FICO) of the borrower, the loan to value ratio and the default risk.

          We amortize MSRs over the period of estimated net servicing income based on our projections of the amount and timing of future cash flows. We determine these projections using the same assumptions that we use in our internal valuation of MSRs. The amount and timing of servicing asset amortization is adjusted periodically based on actual results and updated projections. In 2008 and 2007, we experienced lower mortgage prepayment speeds and higher delinquency rates which resulted in a slower rate of amortization.

Trading Securities and Loans Held for Resale

          We currently account for our investment grade, residual and subordinate securities as trading securities at fair value. We report changes in fair value as a component of gain (loss) on trading securities in the period of change. We adjust our investment grade securities for which external marks are available to fair value based on third party dealer quotations. Our investment grade securities typically represent short-term investments that trade frequently in active markets and therefore we are able to evaluate the quotations we receive against observable market activity and subsequent trades or maturities.

          We base our estimate of the fair value of the auction rate securities on a combination of actual sales and redemptions of the auction rate securities that we hold and a discounted cash flow analysis. Key assumptions that we use in our estimate of expected future cash flows include the expected term, illiquidity premium and discount rate. We use an expected term of 36 months based on our best estimate of market participants’ expectations of future successful auctions or other solutions to the illiquidity that characterizes the market. The discount rates that we use range from 5.50% to 9.09%, and we assumed illiquidity premiums that range between 0.5% and 1.0%. The discount rates and illiquidity premiums are consistent with prevailing rates for similar securities. Other significant assumptions that we considered in our analysis included the credit risk profiles of the issuers, the impact on the issuers of the increased debt service costs associated with the payment of penalty interest rates and the collateralization of the securitization trusts. As of December 31, 2008, investment grade auction rate securities had a fair value of $239,301, net of unrealized losses of $28,137. We believe that the fair value reflected in the consolidated financial statements is considerably less than the amounts we ultimately expect to realize. Recent government initiatives may resolve the liquidity constraints for these securities, resulting in an economic value higher than the estimated fair market value.

          Our subordinate and residual securities are not actively traded and, therefore, market quotations are not available. We estimate fair value using an industry accepted discounted cash flow model which is calibrated for trading activity whenever possible. We estimate expected future cash flows using our best estimate of key assumptions such as discount, delinquency and cumulative loss rates as well as prepayment speeds associated with the loans underlying mortgage backed securities. Discount rates for the subordinate and residual securities range from 21% to 30% and are determined based upon an assessment of prevailing market conditions and prices for similar assets. We project the delinquency, loss and prepayment assumptions based on a comparison of actual historical performance curves, adjusted for prevailing market conditions. Peak delinquency assumptions range from 20% to 42%, and loss assumptions range from 13% to 21%. Average prepayment assumptions range from 8% to 12%. Estimated fair value represents management’s best estimate of an amount that could ultimately be realized in an actual sale transaction. Residual and subordinate securities had a fair value of $4,369 at December 31, 2008, net of unrealized losses of $30,884.

          We classify loans that we do not intend to hold to maturity as loans held for resale and report them at the lower of cost or fair value. We account for the excess of cost over fair value as a valuation allowance with changes in the valuation allowance included in gain (loss) on loans held for resale, net, in the period in which the change occurs. Loans for which we have entered into an agreement to sell to an investor at a set price are valued at the commitment price. For uncommitted loans, we estimate fair value based upon a discounted cash flow analysis. We base the fair value of our performing loans upon the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. Significant assumptions include collateral and loan characteristics, prevailing market conditions and the creditworthiness of the borrower. The fair value of our non-performing loans is estimated based upon the underlying collateral to the loan and the estimated period and cost of disposition. We defer loan origination fees and direct loan origination costs until we sell the loans. We consider these fees and costs in the carrying value of the loans when determining a valuation allowance. As of December 31, 2008, loans held for resale of $49,918 were net of valuation allowances of $17,491.

Goodwill and Intangibles

          As a result of our acquisition of NCI in 2007, we acquired goodwill and identifiable intangible assets of $49,881. Goodwill represents the cost of an acquired business in excess of the fair value of its net assets, including identifiable intangible assets, at the acquisition date. At December 31, 2008, the balance of goodwill was $9,836, of which $8,218 relates to the acquisition of NCI and is included in our Financial Services segment and $1,618 relates to our acquisition of the company that developed the predecessor to REALTrans and is included in our Technology Products segment.

          Goodwill. We test the goodwill in each of our operating segments, which are components one level below our six business segments, for impairment at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows based on a two-step impairment test in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” We evaluate the recoverability by comparing the estimated fair value of each operating segment with its estimated net carrying value (including goodwill). We derive the fair value of each of our operating segments based on valuation techniques that we believe market participants would use for each segment (discounted cash flow valuation methodology). Our goodwill impairment test involves the making of estimates and the exercise of management judgment. From time to time, we may obtain assistance from third parties in our evaluation. The discounted cash flow valuation methodology uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows achieved.

          In projecting our cash flows, we used projected growth rates of 0.1% to 5.0%. For the discount rate, we used 16.0%, which reflected our weighted average cost of capital determined based on our industry and size risk premiums based on our market capitalization. Fair value is calculated as the sum of the projected discounted cash flows of the reporting units over the next five years and terminal value at the end of those five years.

          During the fourth quarters of 2008, 2007, and 2006, we completed our annual goodwill impairment tests and determined that there was no goodwill impairment. However, in the second quarter of 2008, we did record an impairment of the remaining $1,682 of goodwill related to BOK, which is held for sale, based on offers that we had received that were less than carrying value.

          In addition, we recorded a $4,891 reduction of the goodwill in our Financial Services segment during 2008. Prior to our acquisition of NCI in 2007, NCI made a taxable acquisition which created tax-deductible goodwill that amortizes over time. When we acquired NCI in 2007, we recorded a lesser amount of goodwill for financial reporting purposes than what had previously been recorded at NCI for tax purposes. This difference between the amount of goodwill recorded for financial reporting purposes and the amount recorded for taxes is amortized in our consolidated financial statements. In 2008, the amortization resulted in a $4,891 reduction of goodwill on our balance sheet and a corresponding increase in current and deferred taxes (in Corporate Items and Other). We will continue to amortize the remaining difference to reducing first, goodwill and then, noncurrent intangible assets to zero. Finally, we will amortize any remaining difference annually as a reduction to income tax expense.

          Identifiable Intangible Assets. We amortize our identifiable intangible assets over their estimated lives in accordance with SFAS No. 142. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that the carrying value of an asset or asset group may not be fully recoverable. The balance of intangibles at December 31, 2008 was $36,391. These intangibles are amortizing and relate to trademarks and customer lists we acquired in connection with our acquisition of NCI.

          These circumstances include, but are not limited to, a significant adverse change in legal factors or in the business climate or operating or cash flow losses and projections of continuing losses. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

          During 2008, we did not identify any indicators of impairment for our NCI customer relationship and trade name intangibles. However, we did record an impairment in the second quarter of the remaining $1,741 of non-amortizing license intangibles related to BOK.

Deferred Tax Assets

          The use of estimates and the application of judgment is involved in the determination of our overall tax provision and the evaluation of the realizability of our gross deferred tax assets. As of December 31, 2008, we had gross deferred tax assets of $177,708, and a corresponding valuation allowance of $1,745 resulting in a net deferred tax asset of $175,963. During 2006, we reversed $155,377 of valuation allowances on our deferred tax assets in order to increase the net deferred tax asset to the amount that is more likely than not to be realized in future periods. In assessing the amount of the valuation allowance in 2006, we primarily based our determination on the cumulative taxable earnings in recent periods, the positive outlook for future earnings and the disposal of nearly all of our non-core assets. We established our valuation allowance during the period 2001 through 2003. Our evaluation of the need to maintain a valuation allowance takes into consideration evidence, both positive and negative, including our recent earnings history, current tax position and estimates of future taxable income. The tax character (ordinary versus capital) and the carry-forward and carry-back periods of certain tax attributes (e.g., capital losses and tax credits) are also considered. Judgment is required in considering the relative impact of negative and positive evidence related to realizability of the deferred tax assets. We base the determination of the amount of the aggregate valuation allowance on scenario analyses of the projected results of operations by line of business resulting in a range of potential valuation allowances within which a final amount is determined. We assess the amount of the valuation allowance each quarter.  As further evidence of the realizability of our deferred tax assets we disposed of MSRs with a carrying value of $246 in February 2009, resulting in a taxable gain.

Litigation

          We continuously monitor the status of our legal matters. We obtain advice from external legal counsel in our periodic assessment of legal matters for potential loss accrual and disclosure. We make a determination of the amount of the reserves required in accordance with SFAS No. 5, “Accounting for Contingencies.” We establish reserves for settlements, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been incurred, and the amount of the loss can be reasonably estimated.

SEGMENTS

          For each of our business segments, the following section provides a discussion of the changes in financial condition during the year ended December 31, 2008 and a discussion of pre-tax results of operations for the three annual periods ended December 31, 2008, 2007 and 2006.

          The following table presents the assets and liabilities of each of our business segments at December 31, 2008:

	Ocwen Asset Management			Ocwen Solutions

	Servicing	Loans and Residuals	Asset Management Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

Assets
Cash	$5	$141	$—	$749	$2,256	$—	$197,874	$—	$201,025

Cash held for clients	—	—	—	—	398	—	—	(398)	—

Trading securities:
Investment grade auction rate	—	—	—	—	—	—	239,301	—	239,301
Subordinates and residuals	—	4,204	—	—	—	—	165	—	4,369
Loans held for resale	—	49,918	—	—	—	—	—	—	49,918
Advances	97,098	4,867	—	—	—	—	120	—	102,085
Match funded advances	1,100,555	—	—	—	—	—	—	—	1,100,555
Mortgage servicing rights	139,500	—	—	—	—	—	—	—	139,500
Receivables	7,936	1,431	1,171	2,680	5,848	974	32,249	(9,491)	42,798
Deferred tax asset, net	—	—	—	—	—	—	175,963	—	175,963
Goodwill and intangibles	—	—	—	—	44,609	1,618	—	—	46,227
Premises and equipment	71	—	—	21	3,967	5,452	3,415	—	12,926
Investment in unconsolidated entities	—	—	25,584	—	—	—	79	—	25,663
Other assets	71,450	6,756	—	108	1,629	862	16,708	169	97,682

Total assets	$1,416,615	$67,317	$26,755	$3,558	$58,707	$8,906	$665,874	$(9,720)	$2,238,012

Liabilities
Match funded liabilities	$961,939	$—	$—	$—	$—	$—	$—	$—	$961,939
Lines of credit and other secured borrowings	97,987	17,760	—	—	1,123	—	2,385	(2,385)	116,870
Investment line	—	—	—	—	—	—	200,719	—	200,719
Servicer liabilities	135,649	—	—	—	—	—	102	—	135,751
Cash due to clients	—	—	—	—	398	—	—	(398)	—
Debt securities	—	—	—	—	—	—	135,734	—	135,734
Other liabilities	23,138	1,409	96	2,442	6,683	3,361	48,518	(6,834)	78,813

Total liabilities	$1,218,713	$19,169	$96	$2,442	$8,204	$3,361	$387,458	$(9,617)	$1,629,826

          The following table presents the pre-tax statement of continuing operations for each of our business segments for the year ended December 31, 2008:

	Ocwen Asset Management			Ocwen Solutions

	Servicing	Loans and Residuals	Asset Management Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

Revenue
Servicing and subservicing fees	$304,572	$—	$—	$3,571	$61,347	$—	$10	$(1,474)	$368,026
Process management fees	36,153	—	—	54,846	12,488	4,221	—	5,536	113,244
Other revenues	—	—	3,664	316	—	41,062	146	(34,330)	10,858

Total revenue	340,725	—	3,664	58,733	73,835	45,283	156	(30,268)	492,128

Operating expenses
Compensation and benefits	40,539	23	3,577	11,431	40,707	10,473	18,799	—	125,549
Amortization of servicing rights	52,187	—	—	274	—	—	—	—	52,461
Servicing and origination	16,893	206	—	24,340	11,511	—	1	—	52,951
Technology and communications	12,516	154	333	4,211	10,372	19,304	3,318	(27,881)	22,327
Professional services	10,577	317	187	1,074	2,965	61	19,659	(225)	34,615
Occupancy and equipment	11,307	192	127	1,099	4,733	2,515	3,005	—	22,978
Other operating expenses	20,273	2,133	(111)	3,870	9,469	3,542	(26,039)	(663)	12,474

Total operating expenses	164,292	3,025	4,113	46,299	79,757	35,895	18,743	(28,769)	323,355

Income (loss) from operations	176,433	(3,025)	(449)	12,434	(5,922)	9,388	(18,587)	(1,499)	168,773

Other income (expense):
Interest income	1,004	11,361	—	147	16	—	2,168	—	14,696
Interest expense	(75,835)	(3,177)	—	(200)	(1,977)	(573)	(1,062)	—	(82,824)
Loss on trading securities	—	(2,837)	—	—	—	—	(32,643)	—	(35,480)
Gain on debt repurchases	—	—	—	—	—	—	3,595	—	3,595
Loss on loans held for resale, net	—	(17,096)	—	—	—	—	—	—	(17,096)
Equity in earnings (losses) of unconsolidated entities	—	—	(9,168)	—	—	(5,666)	—	1,724	(13,110)
Other, net	(832)	97	(196)	917	8	431	(299)	(225)	(99)

Other income (expense), net	(75,663)	(11,652)	(9,364)	864	(1,953)	(5,808)	(28,241)	1,499	(130,318)

Income (loss) from continuing operations before income taxes	$100,770	$(14,677)	$(9,813)	$13,298	$(7,875)	$3,580	$(46,828)	$—	$38,455

          We report the operating results of BOK, which are included in Corporate Items and Other, as discontinued operations. See Note 3 to the Consolidated Financial Statements for additional information.

Servicing

          Servicing continues to be our most profitable segment, despite absorbing the negative impact, first, of higher delinquencies and lower float balances that we have experienced because of current economic conditions and, second, of increased interest expense that resulted from our need to finance higher servicing advance balances. Lower amortization of MSRs due to higher projected delinquencies and declines in both projected prepayment speeds and the average balance of MSRs offset these negative effects. As a result, income from operations improved by $52,107, or 42% in 2008 as compared to 2007.

          Delinquencies were relatively stable and advances declined during 2008. This is due to both a decline in the UPB of loans that we service for others and to our success in stabilizing the delinquency rate of these loans. Management initiatives that are designed to maximize the return to the loan investors resulted in increased loan modifications and faster sales of foreclosed real estate and were the primary factor in stabilizing delinquencies. We expect delinquency rates to remain flat in 2009 which will lead to further reductions in advances as our seasoned portfolio matures.

          The number of non-performing loans serviced declined by 6,719 loans in 2008, declining in each of the first three quarters of the year. However, non-performing loans rose by 7,821 in the fourth quarter. The increase in the fourth quarter is attributable to seasonal factors including fewer collection days in November and December because of the effect of holidays. While the number of non-performing loans declined, the UPB of non-performing loans as a percentage of the portfolio serviced increased during 2008 to 24.3% at December 31, 2008 from 19.6% at December 31, 2007. Servicing advances began declining in the second quarter of 2008 and declined by 15% for the year. Interest expense on borrowings of the Servicing segment was 29% higher for the year in 2008 than 2007 but declined by 23% in the fourth quarter of 2008 as compared to the fourth quarter of 2007. Servicing and subservicing fees, excluding float earnings and ancillary income, declined by 6% in 2008 as compared to 2007 due to the decline in UPB serviced. Prepayment speed averaged 25% in 2008 as compared to 23% in 2007. Prepayment speed increased in 2008 due to a larger number of real estate sales. Such involuntary liquidations accounted for approximately 80% of prepayments during 2008 as compared to approximately 20% for 2007. We expect prepayment speed to decline in the future as the number of loans in foreclosure and properties awaiting liquidation decrease. Another factor expected to contribute to a decline in prepayment speed is an increase in the fixed rate portion of our loan portfolio as ARM loans continue to prepay at a faster rate and become a smaller portion of total loans.

          The following table provides key business drivers and other selected revenue and expense items of the Servicing segment at or for the years ended December 31:

				% Change

	2008	2007	2006	2008-2007	2007-2006

Average UPB of loans and real estate serviced	$46,193,422	$55,067,769	$47,431,927	(16)	16%
Prepayment speed (average CPR)	25%	23%	31%	9	(26)
UPB of non-performing loans and real estate serviced as a percentage of total at December 31 (1) (2)	24.3%	19.6%	8.1%	24	142
Average number of loans and real estate serviced	373,416	465,029	417,468	(20)	11
Number of non-performing loans and real estate serviced as a percentage of total at December 31 (1) (2)	19.0%	16.4%	8.2%	16	100
Average float balances	$416,200	$677,200	$1,026,500	(39)	(34)
Average balance of advances and match funded advances	$1,256,236	$861,503	$632,373	46	36
Average balance of MSRs	$167,842	$207,953	$157,012	(19)	32
Collections on loans serviced for others	$10,683,541	$16,223,124	$19,799,590	(34)	(18)
Servicing and subservicing fees (excluding float earnings and ancillary income)	$213,609	$227,908	$207,757	(6)	10
Float earnings	$11,005	$29,299	$48,289	(62)	(39)
Amortization of servicing rights	$52,187	$99,118	$110,518	(47)	(10)
Interest expense on match funded liabilities and lines of credit	$67,516	$52,555	$26,456	28	99
Compensating interest expense	$3,195	$8,440	$13,523	(62)	(38)
Operating expenses directly related to loss mitigation activities	$29,610	$19,918	$15,363	49	30

(1)	Excluding real estate serviced pursuant to our contract with the VA which expired on July 24, 2008.

(2)	At February 28, 2009, the UPB of non-performing assets comprised 24.3% of the total and the number of non-performing assets serviced comprised 16.9% of the total.

          The following table provides information regarding residential loans and real estate serviced for others:

	Loans (1)		Real Estate (2)		Total (3) (4)

	Amount	Count	Amount	Count	Amount	Count

December 31, 2008:
Performing	$30,416,049	261,387	$—	—	$30,416,049	261,387
Non-performing	6,937,002	47,611	2,818,481	13,517	9,755,483	61,128

	$37,353,051	308,998	$2,818,481	13,517	$40,171,532	322,515

December 31, 2007:
Performing	$42,389,849	356,937	$—	—	$42,389,849	356,937
Non-performing	7,433,386	54,330	3,722,750	24,349	11,156,136	78,679

	$49,823,235	411,267	$3,722,750	24,349	$53,545,985	435,616

December 31, 2006:
Performing	$47,918,258	427,572	$—	—	$47,918,258	427,572
Non-performing	3,436,416	31,037	1,479,354	15,056	4,915,770	46,093

	$51,354,674	458,609	$1,479,354	15,056	$52,834,028	473,665

(1) Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2) Real estate includes $798,148 and $674,279 of foreclosed properties serviced for the VA at December 31, 2007 and 2006, respectively.

(3) At December 31, 2008, we serviced 227,929 subprime loans with a UPB of $32,776,696. This compares to 292,148 subprime loans with a UPB of $41,947,660 at December 31, 2007 and 309,222 subprime loans with a UPB of $40,092,000 at December 31, 2006.

(4) We serviced under subservicing contracts 106,538 loans with a UPB of $10,340,878 as of December 31, 2008. This compares to 147,570 loans with a UPB of $15,539,986 at December 31, 2007 and 160,226 loans with a UPB of $15,298,238 at December 31, 2006.

          The following table provides information regarding the changes in our portfolio of residential assets serviced for others:

	Amount			Count

	2008	2007	2006	2008	2007	2006

Servicing portfolio at beginning of year	$53,545,985	$52,834,028	$42,779,048	435,616	473,665	368,802
Additions	1,597,351	21,074,550	37,592,725	9,769	129,709	308,075
Runoff	(14,971,804)	(20,362,593)	(27,537,745)	(122,870)	(167,758)	(203,212)

Servicing portfolio at end of year	$40,171,532	$53,545,985	$52,834,028	322,515	435,616	473,665

          Additions primarily represent servicing purchased from the owners of the mortgages and servicing obtained by entering into subservicing agreements with other entities that own the MSRs. MSR runoff primarily results from principal repayments on loans and sales of real estate. The market for the acquisition of servicing rights to newly originated subprime mortgage loans slowed significantly in the latter part of 2007. Since then, servicing transactions have consisted mostly of trades of seasoned portfolios. Because of the turmoil in the credit markets, we have been cautious in our acquisition of MSRs, and we did not make any significant additions to our residential servicing portfolio during 2008. In the longer term, our continued growth and success in the Servicing business is in part dependent on our ability to acquire MSRs at an appropriate price. As a result, we will continue to selectively pursue opportunities for additional servicing and subservicing business. We are optimistic about our prospects for maintaining our scale and growing the Servicing business over time.

          In addition to acting as servicer and subservicer, we have entered into backup servicing agreements with two large financial institutions. As backup servicer, we have agreed to accept the servicing responsibilities on up to $40,000,000 of mortgage loans in the event that the primary servicer is terminated. As back up servicer, we are entitled to all servicing compensation to which the terminated servicer would have been entitled. We are not required to fund the delinquency or servicer advance obligations or the compensating interest obligations on the loans that we accept. As of December 31, 2008, we were not servicing any loans under these agreements.

Comparative selected balance sheet data at December 31:

	2008	2007

Advances	$97,098	$285,929
Match funded advances	1,100,555	1,126,097
Mortgage servicing rights (Residential)	139,500	191,935
Receivables	7,936	20,964
Debt service accounts	58,468	77,819
Other	13,058	8,203

Total assets	$1,416,615	$1,710,947

Match funded liabilities	$961,939	$1,001,403
Lines of credit and other secured borrowings	97,987	260,976
Servicer liabilities	135,649	204,484
Other	23,138	23,636

Total liabilities	$1,218,713	$1,490,499

          Advances and Match Funded Advances. When the borrower does not make a full principal and interest payment, we are required under most servicing agreements to advance funds to the investment trust. However, we are obligated to advance funds only to the extent that we believe that the advances are recoverable from loan proceeds. Most of our advances have the highest standing for reimbursement from payments, repayments and liquidation proceeds at the loan level. In addition, for any advances that are not covered by loan proceeds, the large majority of our pooling and servicing agreements provide for reimbursement at the pool level, using collections on other loans. We are also required to pay property taxes and insurance premiums, to process foreclosures and to advance funds to maintain, repair and market real estate properties on behalf of investors, and these advances are accorded the same high priority for repayment as principal and interest advances. We generally recover our advances in full when foreclosed properties are sold, and this is also generally true when we modify a loan.

          During 2008, the combined balance of advances and match funded advances decreased by $214,373, or 15%, due to a decline in UPB serviced and the relative stabilization of the rate of loan delinquencies.

          Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We make these transfers under the terms of four advance facility agreements. We either retain control of the advances, or the advances are transferred to trusts that are not QSPEs under SFAS No. 140. As a result, we include the SPEs in our Consolidated Financial Statements. The match funded advances are owned by the SPEs and are not available to satisfy general claims of our creditors. Conversely, the holders of the debt issued by the SPEs generally can look only to the assets of the issuer for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations of the issuer under the match funded facility that we executed in April 2008. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period in April 2009. See Notes 6 and 7 to the Consolidated Financial Statements for additional details of the composition of advances and match funded advances.

          Mortgage Servicing Rights. The unamortized balance of residential MSRs is primarily related to subprime residential loans. Residential MSRs declined by $52,435 during 2008, primarily due to amortization expense of $52,187. Although the rate of amortization has slowed, the MSR balance declined largely because we did not make any significant acquisitions of MSRs during 2008. Our purchases of residential MSRs during 2008 totaled $3,757. This compares to $111,807 and $137,017 in 2007 and 2006, respectively. In addition, we established a valuation allowance of $3,624 in 2008 on servicing rights assigned to the high-loan-to-value stratum because the carrying value exceeded fair value due to higher industry averages for delinquencies on loans in the second lien position. This charge is reported as a component of servicing and origination expenses. Net of the valuation allowance, the carrying value of this stratum was zero at December 31, 2008. We may reduce this valuation allowance in the future if the fair value of the MSRs increases. See Note 8 to the Consolidated Financial Statements for additional information on mortgage servicing rights.

          Match Funded Liabilities. Match funded liabilities are obligations secured by the related match funded assets and are repaid through the cash proceeds arising from those assets. We account for and report match funded liabilities as secured borrowings with pledges of collateral. All of our match funded liabilities are secured by advances on loans serviced for others. The $39,464 decline in match funded liabilities during 2008 primarily resulted from the $214,373 reduction in the combined balance of advances and match funded advances, offset by the transfer of borrowings from our senior secured credit agreement and an increase in the average effective advance rate under our match funded lending agreements. A $100,000 term note, a $75,000 term note and a $200,000 variable funding note entered their amortization periods in 2008 and were paid in full by September 30, 2008. These notes had a combined outstanding balance of $349,581 at December 31, 2007. These repayments had little effect on the balance of our match funded liabilities because in one instance the borrowing was shifted to another note with spare capacity that was secured by the same collateral pool and in the other instance the borrowing was moved to a new $300,000 advance facility that closed in April 2008. At December 31, 2008, 87.0% of match funded advances were funded through borrowings as compared to 88.5% at December 31, 2007.

          Unused borrowing capacity under match funded liabilities increased from $233,039 at December 31, 2007 to $257,893 at December 31, 2008. Our maximum borrowing capacity under match funded liabilities was $1,215,000 at December 31, 2008 as compared to $1,230,000 at December 31, 2007, a decrease of $15,000. The decrease in borrowing capacity results from the three notes which had a combined borrowing capacity of $375,000 that entered their amortization periods, offset by the addition of $360,000 of new borrowing capacity by increasing from $140,000 to $200,000 the maximum borrowing amount under one facility that we renewed in February 2008 and adding the new $300,000 facility. See Note 14 to the Consolidated Financial Statements for additional information on the terms and balances of our match funded liabilities.

          Lines of Credit and Other Secured Borrowings. We exercised our option contained in the senior secured credit agreement for an 18-month term note to finance MSRs and transferred the advance collateral to existing match funded facilities. Therefore, we did not renew the facility prior to its maturity in August 2008. As a result, the amount outstanding under lines of credit and other secured borrowings declined by $162,989 during 2008. At December 31, 2008, the maximum borrowing capacity under the term note was $97,987, a $257,013 decline compared to the borrowing capacity under the senior secured credit agreement at December 31, 2007. There was no unused borrowing capacity under the term note at December 31, 2008 as compared to $94,024 of unused borrowing capacity under the senior secured credit agreement at December 31, 2007. See Note 15 to our Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

          Servicer Liabilities. Servicer liabilities represent amounts we have collected, primarily from residential borrowers whose loans we service, which we will deposit in custodial accounts, pay directly to an investment trust or refund to borrowers. We exclude custodial accounts from our balance sheet. Servicer liabilities declined by $68,835 during 2008 largely due to a $53,280 decline in the amount of borrower payments due to the custodial accounts. This decline reflects the impact of low collection volume primarily resulting from slower voluntary prepayments and a smaller servicing portfolio. See Note 17 to the Consolidated Financial Statements for additional details of the principal components of servicer liabilities.

Comparative selected operations data for the years ended December 31:

	2008	2007	2006

Revenue:
Servicing and subservicing fees	$304,572	$333,128	$329,905
Process management fees	36,153	10,509	12,331
Other	—	11	45

Total revenue	340,725	343,648	342,281

Operating expenses:
Compensation and benefits	40,539	37,202	33,589
Amortization of servicing rights	52,187	99,118	110,518
Servicing and origination	16,893	29,934	31,634
Technology and communications	12,516	8,403	12,444
Professional services	10,577	9,724	13,828
Occupancy and equipment	11,307	13,225	10,944
Other operating expenses	20,273	21,716	16,638

Total operating expenses	164,292	219,322	229,595

Income from operations	176,433	124,326	112,686

Other income (expense):
Interest expense:
Match funded liabilities	(57,985)	(41,541)	(23,061)
Lines of credit and other secured borrowings	(9,531)	(11,014)	(3,395)
Other	(8,319)	(5,423)	(4,181)

	(75,835)	(57,978)	(30,637)
Other	172	(999)	290

Total other expense, net	(75,663)	(58,977)	(30,347)

Income before income taxes	$100,770	$65,349	$82,339

          Servicing and Subservicing Fees. The principal components of servicing and subservicing fees are:

	2008	2007	2006

Residential:
Loan servicing and subservicing	$213,332	$227,716	$207,312
Late charges	45,984	37,742	37,843
Custodial accounts (float earnings)	11,005	29,299	48,289
Loan collection fees	9,974	12,451	10,288
Other	23,595	25,501	24,637

	303,890	332,709	328,369
Commercial (US)	682	419	1,536

	$304,572	$333,128	$329,905

          Residential loan servicing and subservicing fees declined by 6% in 2008 as compared to 2007. This decline is primarily due to a 16% decline in the average balance of loans serviced and higher delinquencies, offset in part by an increase in collected servicing fees. The average balance of loans serviced during 2008 declined primarily because of a decline in portfolio acquisitions. Additions to the portfolio in 2008 and 2007 were $1,597,351 and $21,074,550, respectively. Loan servicing and subservicing fees for 2007 increased by 10% over 2006 primarily due to a 16% increase in the average balance of loans serviced. The increase in the average balance of loans serviced during 2007 is the result of portfolio acquisitions coupled with reduced run-off of the existing portfolio due to slower prepayment speeds. The growth in revenue in 2007 attributed to the higher average balance of loans serviced was partially offset by the impact of rising delinquencies.

          We collect servicing fees, generally expressed as a percent of the UPB from the borrowers’ payments and from reimbursements from the securitization trusts. We recognize servicing fees as revenue when earned which is generally upon collection of borrower payments. Delinquencies affect the timing of servicing fee revenue recognition but not the ultimate collection of the fees because servicing fees generally have a higher standing than advances which are satisfied before any interest or principal is paid by the securitization trust on the bonds. We estimate that during 2008 the balance of uncollected and unrecognized servicing fees related to delinquent borrower payments increased by $551 as compared to an increase of $24,946 during 2007. As of December 31, 2008, we estimate that the balance of uncollected delinquent servicing fees that we had not yet recognized as revenue was $50,101 compared to $49,550 as of December 31, 2007.

          The increase in late charges for 2008 reflects higher delinquencies and collections of previously assessed late charges primarily on loans that have returned to performing status. The increase in late charges lags the increase in delinquencies because late charges are not earned and therefore not recognized as revenue until they are collected. Late charges were slightly lower in 2007 as compared 2006 in spite of the fact that delinquencies had risen and the average balance of the loan servicing portfolio grew during 2007. This is because late charges are not recognized as revenue until they are collected.

          The decline in float earnings in 2008 and 2007 reflects a decline in both the average float balance and the yield. The decline in the average balance of these accounts in 2008 is the result of a decline in the servicing portfolio and a reduction in collections related to loan payoffs. The decline in the annualized yield is due to the decline in short term interest rates. The decline in the average balance of these accounts in 2007 resulted from a decline in mortgage prepayment speeds and an increase in delinquencies, offset in part by the growth in the servicing portfolio. The underlying servicing agreements restrict the investment of float balances to certain types of instruments. We are responsible for any losses incurred on the investment of these funds. The following table summarizes information regarding float earnings for the years ended December 31:

	2008	2007	2006

Average custodial account balances	$416,200	$677,200	$1,026,500
Float earnings (1)	$11,005	$29,299	$48,289
Yield	2.64%	4.33%	4.70%

(1)	For 2008, float earnings included $10,696 of income from auction rate securities.

          As disclosed in Notes 4 and 16 to the Consolidated Financial Statements, through September 30, 2008, we generated float earnings through the Investment Line revolving demand note. Under this agreement, we borrowed funds each month at a nominal interest rate and invested those funds in certain permitted investments. Funds provided by the Investment Line were available only for investment purposes and were not available for general operating purposes. The amount borrowed was based on projected average custodial balances for the month. Upon expiration of the revolving demand note on September 30, 2008, we repaid the line in full using the proceeds from the liquidation of the investments under this line. No actual custodial funds were invested via this line since we invested only the funds borrowed through the Investment Line revolving demand note. The custodial funds remain on deposit in bank accounts that meet the requirements of each securitization trust.

          Process Management Fees. Process management fees are primarily comprised of revenues associated with foreclosed residential real estate marketing activities. These revenues were $34,644, $6,533 and $3,126 for 2008, 2007 and 2006, respectively. The increase in 2008 was due to higher sales volume that is in part attributed to our efforts to more effectively market and price foreclosed residential real estate in the Servicing portfolio. Process management fees for 2007 and 2006 also included $3,434 and $8,428, respectively, of loan refinancing fees earned through a program under which we originated loans in response to requests from borrowers to refinance their mortgages. We discontinued this program in the third quarter of 2007.

          Compensation and Benefits Expense. The increase in compensation and benefits expense in 2008 is largely due to an increase in average employment in the U.S. coupled with an increase in the proportion of higher paid loss mitigation staff to total Servicing staff in the U.S. The increase in loss mitigation staff was in response to the increase in non-performing loans.

          The average number of employees in the U.S. grew by 5% in 2008 as compared to 2007, principally because of increases in average loss mitigation staff, which grew by 20%. In India, the average Servicing staff grew by less than 1% in 2008, but average loss mitigation staff grew by 22%. The change in the composition of the U.S. loss mitigation staff resulted in an increase in loss mitigation compensation and benefits of $7,357, or 54%. As a result, total Servicing compensation and benefits grew by $3,337, or 9%, in 2008 despite an increase of only 2% in average employment.

          Beginning in May 2008, we began to reduce Servicing staff as the UPB of loans serviced declined; however, through much of 2008, U.S. staff continued to represent a higher proportion of the Servicing workforce than it did in 2007.

          For 2007, average employment in India grew by 12% as compared to 2006 principally because of a 26% increase in staffing during the course of 2006 in support of Servicing portfolio growth. We also began increasing the number of loss mitigation staff in the U.S. during 2007.

          Average employment in the Servicing segment for the years ended December 31:

	2008	2007	2006

India	1,123	1,114	997
United States	442	422	427
Other	12	—	—

	1,577	1,536	1,424

          Amortization of Servicing Rights. Amortization expense declined by 47% in 2008 as compared to 2007, and by 10% in 2007 as compared to 2006. These declines occurred because of a reduction in the rate of amortization and a decline in the acquisition of MSRs. We amortize mortgage servicing rights in proportion to and over the period of estimated net servicing income. Slower projected mortgage prepayment speeds and higher projected delinquencies have reduced the rate of amortization as we expect to earn the servicing income over a longer period of time. Average projected prepayment speeds used to compute amortization expense were 25% and 29% for 2008 and 2007, respectively. Average projected delinquency rates (past due 90 days or more) used to compute amortization expense were 22% and 9% for 2008 and 2007, respectively.

          Servicing and Origination Expense. The principal components of servicing and origination expense are:

	2008	2007	2006

Impairment of MSRs	$3,624	$—	$—
Compensating interest	3,195	8,440	13,523
Satisfaction expense	2,488	5,950	6,473
Other	7,586	15,544	11,638

	$16,893	$29,934	$31,634

          Compensating interest on loan payoffs and satisfaction fees both declined in 2008 primarily as a result of the decline in the servicing portfolio and a decline in voluntary loan prepayments. Other servicer expenses also declined in 2008 as a result of system automation and process improvements. The decline in compensating interest expense in 2007 as compared to 2006 primarily reflects slower prepayment speeds. Other servicer expense for 2007 included $4,313 of expenses related to amounts due from borrowers that were subsequently deemed uncollectible. These expenses primarily related to serviced loans that paid off during 2006.

          Technology and Communication Expense. The increase in technology and communication expense in 2008 is largely due to higher technology support charges from the Technology Products segment. The higher charges are principally due to the implementation of a market-based rate card in the second quarter of 2008 that replaced the cost-based method. The decline in technology and communication expense in 2007 as compared to 2006 reflects lower technology support charges and lower document imaging costs as a result of a decline in servicing acquisition volume.

          Professional Services Expense. Professional services are primarily comprised of legal fees which totaled $8,231, $7,431 and $12,118 in 2008, 2007 and 2006, respectively. Legal fees for 2007 were $4,687 lower than 2006 primarily because in 2006 we recorded a provision of $3,537 to increase litigation accruals related to ongoing cases and in 2007, we recorded the reversal of excess accruals on settled cases. We recorded no provisions in 2008 or 2007 to increase litigation accruals.

           Other Operating Expenses. Other operating expenses primarily consist of overhead allocations and other charges from various other segments. These charges totaled $15,381, $18,614 and $14,856 in 2008, 2007 and 2006, respectively.

          Interest Expense. Interest expense increased in both 2008 and 2007 principally because of increased financing costs associated with our residential servicing advances due to the growth in our investment in these assets and an increase in facility fees and interest rates spreads charged by the lenders. The average combined balance of advances and match funded advances was 46% higher in 2008 than 2007, and 36% higher in 2007 than 2006. Average borrowings were $399,902 or 56% higher in 2008 than in 2007. Borrowings for 2007 were $283,624, or 65% higher on average than in 2006. Offsetting the effect of the increase in average balances outstanding during 2008, the average rate on these borrowings decreased by 127 basis points, or 17%, as compared to 2007. The majority of our credit facilities bear interest at rates that are adjusted regularly based on 1-Month LIBOR. The average of 1-Month LIBOR was 3.10%, 5.25% and 5.09% during 2008, 2007 and 2006, respectively.

          Average rates for 2008 have not declined in proportion to the decline in LIBOR principally because of the higher spread over LIBOR charged on the new match funded facilities added in 2007 and 2008 and because of higher facility fees charged by the lenders. Interest expense includes amortization of facility costs of $12,586, $6,538 and $2,759 during 2008, 2007 and 2006, respectively. Amortization of facility costs in 2008 included the second quarter write-off of $2,000 of deferred costs related to a match funded facility that we decided not to expand or renew.

Loans and Residuals

          The pre-tax loss for 2008 increased by $6,355 as compared to 2007 largely due to a decline of $8,998 in net interest income on subordinate and residual securities and loans held for resale. The average balances of subordinate and residual securities and loans held for resale declined by 88% and 33%, respectively, in 2008 as compared to 2007. Losses on the valuation and resolution of loans held for resale continue to negatively impact operating results, although this leveled off in 2008. Losses on loans held for resale, net, were $17,096 in 2008 as compared to $16,671 in 2007. In 2007, we closed our subprime loan origination operation and deemphasized our whole loan purchase and securitization activities.

Comparative selected balance sheet data at December 31:

	2008	2007

Subordinate and residual trading securities	$4,204	$7,016
Loans held for resale	49,918	75,240
Advances on loans held for resale	4,867	6,872
Real estate	4,682	7,923
Other	3,646	5,347

Total assets	$67,317	$102,398

Lines of credit and other secured borrowings	17,760	46,472
Other	1,409	3,170

Total liabilities	$19,169	$49,642

          Subordinate and Residual Trading Securities. The $2,812 decrease in subordinate and residual securities during 2008 was primarily due to a decline in fair value that reflects conditions in the subprime mortgage market. Net unrealized losses on subordinate and residual trading securities were $2,837 during 2008.

          Our subordinate and residual securities are not actively traded, and therefore, market quotations are not available. We estimate fair value using an industry accepted discounted cash flow model that is calibrated for trading activity wherever possible. We estimate fair value based on the present value of expected future cash flows using our best estimate of key assumptions that market participants would use such as discount, delinquency and cumulative loss rates as well as prepayment speeds associated with the loans underlying mortgage backed securities. The estimated fair value of our residuals and subordinate trading securities is significantly influenced by the loss assumptions utilized in the discounted cash flow model. Our loss assumptions range between 13% and 21%.

          Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. The weighted average remaining life of these securities was 1.62 years at December 31, 2008.

          Loans Held for Resale. Loans held for resale represent single-family residential loans that we do not intend to hold until maturity. The balances at December 31, 2008 and 2007 are net of fair value allowances of $17,491 and $21,155, respectively. Loans held for resale at December 31, 2008 and 2007 include non-performing loans with a carrying value of $19,193 and $31,998, respectively.

          The loans at December 31, 2008 are comprised of those remaining from our subprime origination operation which we closed in January 2007 and those acquired as a part of our whole loan purchase and securitization activities. The $25,322 decline in carrying value during 2008 is due to payoffs, foreclosures and charge-offs. There were no loan sales during 2008. When we foreclose on the collateral, we transfer the loans to real estate upon receipt of title to the property, and we market the property for sale.

          Real Estate. Real estate is comprised of properties that we acquire by foreclosure on loans held for resale. These properties are held for sale and are net of fair value allowances of $4,748 and $4,952 at December 31, 2008 and 2007, respectively. During 2008, transfers from loans held for resale were offset by sales of real estate.

          Lines of Credit and Other Secured Borrowings. Through July 2008, borrowings under lines of credit and other secured borrowing consisted principally of amounts borrowed under repurchase agreements collateralized by loans held for resale. In August 2008, we used the proceeds from the sale of $23,200 of Class A-1 notes, net of a discount of $928, to repay the balance of repurchase agreements outstanding at the time. The $28,712 decline in borrowings during 2008 was primarily due to declines in the loans that serve as collateral and a decrease in advance rates offered by lenders. See Note 15 to our Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

Comparative selected operations data for the years ended December 31:

	2008	2007	2006

Revenue	$—	$352	$226
Operating expenses	3,025	4,191	20,377

Loss from operations	(3,025)	(3,839)	(20,151)

Other income (expense):
Interest income
Loans held for resale	7,844	10,452	24,676
Subordinate and residual trading securities	3,517	9,907	14,539
Other	—	126	208

	11,361	20,485	39,423
Interest expense	(3,177)	(7,499)	(18,393)
Gain (loss) on trading securities	(2,837)	(3,379)	2,691
Loss on loans held for resale, net	(17,096)	(16,671)	(10,316)
Other, net	97	2,581	2,168

Total other income (expense), net	(11,652)	(4,483)	15,573

Loss before income taxes	$(14,677)	$(8,322)	$(4,578)

          Operating Expenses. The decline in operating expenses reflects our decision to close the subprime loan origination operation in January 2007 and deemphasize whole loan purchase and securitization activities.

          Interest Income. Interest income on subordinate and residual trading securities declined in both 2008 and 2007 largely as a result of our sale of the UK residuals in the second quarter of 2007. We recognized $4,034 and $11,842 of interest income on the UK residuals during 2007 and 2006, respectively. The average balance of subordinate and residual trading securities declined by 88% in 2008 as compared to 2007. In addition, cash flows from the remaining subordinate and residual securities have declined in 2008 because of an increase in defaults and unrecoverable losses on the underlying mortgage loans.

          The $2,608 or 25% decline in interest income on loans held for resale in 2008 as compared to 2007 was due to a 33% reduction in the average balance of loans held for resale. The $14,224 or 58% decline in interest income on loans held for resale in 2007 as compared to 2006 was primarily due to a 57% reduction in the average balance that was largely the result of loan sales and securitizations that occurred in 2006.

          Interest Expense. Our borrowings under lines of credit and other secured borrowing consisted principally of amounts borrowed under repurchase agreements to finance loans held for resale and residual trading securities. The $4,322 or 58% decline in interest expense in 2008 was primarily the result of reduced financing of subordinate and residual trading securities and loans held for resale, the average balances of which declined 88% and 33%, respectively, during 2008 as compared to 2007. The average outstanding balance of lines of credit and other secured borrowings utilized by Loans and Residuals during 2008 declined by 68% as compared to 2007. The majority of our credit facilities bear interest at rates that are adjusted regularly based on 1-Month LIBOR. The average of 1-Month LIBOR was 3.10% in 2008 as compared to 5.25% in 2007 and 3.39% in 2006. The decline in interest expense did not fully reflect the decline in LIBOR because the credit facilities that we used in 2008 charged higher spreads over LIBOR as compared to the facilities used in 2007. The $10,894 or 59% decline in interest expense in 2007 primarily reflects a 57% decline in the average balance of loans held for resale. The average outstanding balance of lines of credit and other secured borrowings utilized by Loans and Residuals during 2007 declined by 67% as compared to 2006.

          Gain (Loss) on Trading Securities. The following table sets forth the unrealized and realized gains (losses) on subprime subordinate and residual mortgage-backed securities:

	2008	2007	2006

Unrealized losses, net	$(2,837)	$(29,031)	$(1,558)
Realized gains, net	—	25,652	4,249

	$(2,837)	$(3,379)	$2,691

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

          Loss on Loans Held for Resale, Net. The components of loss on loans held for resale, net, are:

	2008	2007	2006

Valuation adjustments and charge-offs	$(17,216)	$(17,885)	$(10,926)
Gain on sales and securitizations of loans	120	1,214	610

	$(17,096)	$(16,671)	$(10,316)

          Valuation losses represent charges that we recorded to reduce loans held for resale to their fair values which have declined due to the deteriorating conditions in the subprime mortgage market. In addition to these valuation adjustments, we have recorded charge-offs on resolved loans. The UPB of nonperforming loans as a percentage of total UPB declined from 50% at December 31, 2007 to 48% at December 31, 2008.

          In 2008 and 2007, the gain on sales and securitizations of loans consists principally of the recovery of premiums on loans repurchased by the original seller and the reversal of the majority of a reserve that we established in 2006 to provide for a contingent repurchase obligation on sold loans. During 2006, we recorded net gains of $2,134 on securitizations of loans with a combined carrying value of $718,008. Net losses on sales of loans related to our subprime origination activities amounted to $1,525 for 2006. During 2006, Funding America sold to third parties loans with an UPB of $367,479. There were no loan sales during 2008 or 2007.

          Other, Net. Other income for 2007 and 2006 included $2,199 and $1,543, respectively, of net realized and unrealized gains related to Eurodollar interest rate futures contracts, interest rate swap agreements and credit default swap agreements. These agreements did not qualify for hedge accounting; therefore, we reported all changes in fair value in earnings. All of these agreements either matured or were terminated during 2007. See Note 20 to the Consolidated Financial Statements for additional information on our use of derivative financial instruments.

Asset Management Vehicles

          The 2008 pre-tax loss of $9,813 primarily reflects our $9,168 share of the net losses incurred by OSI and by ONL and affiliates. These losses largely resulted from higher charges to reduce loans, real estate and residual securities to their fair values. We began investing in these entities in the second and third quarters of 2007.

Comparative selected balance sheet data at December 31:

	2008	2007

Receivables	$1,171	$3,522

Investment in unconsolidated entities:
OSI	15,410	37,189
ONL and affiliates	10,174	33,531

	25,584	70,720

Total assets	$26,755	$74,242

          Investment in Unconsolidated Entities. We account for our 25% interest in OSI and approximately 25% ownership interest in ONL and its affiliates using the equity method of accounting. During 2008, we received distributions totaling $37,046 and invested an additional $1,548 in ONL and its affiliates. We did not make any investments in OSI during 2008, and our commitment to invest additional capital expired on September 18, 2008. At December 31, 2008, we had committed to invest up to an additional $37,125 in ONL and affiliated entities.

Comparative selected operations data for the years ended December 31:

	2008	2007	2006

Revenue (management fees)	$3,664	$1,444	$—
Operating expenses	4,113	829	29

Income (loss) from operations	(449)	615	(29)

Other income (expense):
Equity in earnings (losses) of unconsolidated entities:
OSI	(5,643)	1,095	—
ONL and affiliates	(3,525)	(1,920)	—

	(9,168)	(825)	—
Other, net	(196)	51	—

Other income (expense), net	(9,364)	(774)	—

Loss before income taxes	$(9,813)	$(159)	$(29)

          Equity in earnings of unconsolidated entities. The losses incurred by OSI in 2008 primarily reflect unrealized losses on residual securities and the write-off of loan facility fees in the first quarter, offset in part by unrealized gains on OSI’s investment in derivative financial instruments. The losses incurred by ONL and its affiliates in 2008 are primarily the result of charges to reduce loans and real estate to fair value. Reported losses include the approximately 25% share of loan servicing and management expenses that are charged to OSI and ONL by the Servicing segment and eliminated in consolidation. See Note 12 to the Consolidated Financial Statements for additional details regarding our investment in these entities.

Mortgage Services

          Income from operations declined by $1,815 or 13% in 2008 as compared to 2007, primarily because of lower revenues as a result of declining loan origination volumes. We have somewhat offset the effect of declining origination volumes by expanding our services to focus on supporting delinquent and defaulted loans. In addition, servicing revenues declined as a result of our sale of servicing rights owned by GSS Canada. However, because of our success in reducing operating expenses, income from operations as a percent of revenue improved from 19% in 2007 to 21% in 2008. In November 2008, our Board of Directors authorized management to investigate the possible sale of our remaining GSS partnerships.

Comparative selected balance sheet data at December 31:

	2008	2007

Cash	$749	$5,904
Mortgage servicing rights	—	5,360
Receivables	2,680	12,207
Other	129	678

Total assets	$3,558	$24,149

Lines of credit and other secured borrowings	$—	$4,090
Other	2,442	4,443

Total liabilities	$2,442	$8,533

          Cash. The $5,155 decline in cash during 2008 is primarily due to the transfer, under our centralized cash management system, of cash from this segment to our Treasury group, a component of Corporate Items and Other.

          MSRs. During the second quarter of 2008, we sold the MSRs that were owned by GSS Canada and realized a gain of $675.

          Receivables. Receivables decreased by $9,527 in 2008 largely due to successful third-party collection efforts by our Portfolio Solutions business. In addition, as loan origination volume declined and our services shifted to supporting collection and resolution efforts for delinquent and defaulted loans, we experienced a decline in third-party business and a simultaneous increase in services that we provide related to loans serviced by OCN for which we bill and collect almost immediately. This has led to a $6,093, or 86%, decline in Portfolio Solutions’ receivables in 2008 while revenues have declined only $9,766, or 18%, during 2008 as compared to 2007.

          Lines of Credit and Other Secured Borrowings. The senior secured credit agreement that we used to finance the MSRs was repaid in May 2008 with the proceeds from the sale of the MSRs.

Comparative selected operations data for the years ended December 31:

	2008	2007	2006

Revenue:
Servicing and subservicing fees	$3,571	$7,287	$4,310
Process management fees	54,846	64,005	58,983
Other	316	2,560	4,487

Total revenue	58,733	73,852	67,780

Operating expenses:
Compensation and benefits	11,431	16,719	21,456
Amortization of servicing rights	274	832	227
Servicing and origination	24,340	27,695	21,547
Technology and communication	4,211	4,293	5,487
Other	6,043	10,064	10,729

Total operating expenses	46,299	59,603	59,446

Income from operations	12,434	14,249	8,334

Other income (expense), net	864	(665)	82

Income before income taxes	$13,298	$13,584	$8,416

          Servicing and Subservicing Fees. Our GSS offices in Germany and Canada have earned fees by providing loan servicing to owners of commercial loans. The decline in fees earned in 2008 as compared to 2007 is principally the result of our sale of servicing rights owned by GSS Canada in the second quarter of 2008 and the runoff of the GSS Germany portfolio. The increase in servicing and subservicing fees in 2007 as compared to 2006 primarily reflects portfolio growth that was due in large part to the acquisition of MSRs by GSS Canada in the second half of 2006. The following table provides the UPB and the count of commercial loans serviced by our international offices at December 31:

	2008		2007		2006

	Amount	Count	Amount	Count	Amount	Count

Germany	$1,250,997	356	$1,586,543	671	$1,490,638	356
Canada	—	—	3,527,746	295	2,528,253	210

Total	$1,250,997	356	$5,114,289	966	$4,018,891	566

          Process Management Fees. The principal components of process management fees relate to our fee-based loan processing services as follows:

	2008	2007	2006

Residential property valuation	$28,882	$30,777	$26,448
Title services	13,077	13,834	10,470
Outsourcing services	11,669	11,241	10,461
Mortgage due diligence	—	8,153	11,604
Other	1,218	—	—

	$54,846	$64,005	$58,983

          We significantly scaled back our mortgage due diligence operation in January 2008 because of the low volume of loan origination activity. Despite this decline in demand, fees from residential property valuations and title services increased through the second quarter of 2008 as a result of higher delinquencies and foreclosures.

          In 2007, in spite of the decline in loan origination activity, fees from residential property valuations and title services increased as compared to 2006 due to rising delinquencies and foreclosures. Mortgage due diligence fees declined in 2007 as compared to 2006 due to the decline in originations and the nonrenewal of a contract that was not profitable.

          Compensation and Benefits Expense. The decline in compensation and benefit expenses in 2008 is primarily due to the scaling back of our mortgage due diligence operation in January 2008 because of lack of demand. Compensation and benefit expenses associated with our mortgage due diligence operation amounted to $111, $5,046 and $9,435 in 2008, 2007 and 2006, respectively. The decrease in 2007 as compared to 2006 largely reflects a decrease in staffing in response to the decline in loan originations and the nonrenewal of a contract that was not profitable.

          Servicing and Origination Expenses. Servicing and origination expenses consist primarily of costs incurred in connection with providing fee-based loan processing services as follows:

	2008	2007	2006

Residential property valuation	$15,555	$18,313	$16,212
Title services	7,707	8,036	4,977
Mortgage due diligence	—	1,332	338
Other	1,078	14	20

	$24,340	$27,695	$21,547

          The decline in residential property valuation and title services expenses in 2008 is consistent with the decline in the related revenues.

Financial Services

          The results for 2008 include a full year of the operations of NCI, which we acquired on June 6, 2007. NCI incurred a pre-tax loss of $3,783 in 2008 as compared to a pre tax loss of $3,716 for the 2007 period. Increased revenues and expenses in 2008 and 2007 principally result from the acquisition of NCI.

Comparative selected balance sheet data at December 31:

	2008	2007

Cash	$2,256	$995
Receivables	5,848	5,775
Goodwill and intangibles	44,609	53,260
Premises and equipment	3,967	4,893
Other	2,027	2,226

Total assets	$58,707	$67,149

Lines of credit and other secured borrowings	$1,123	$147
Other	7,081	8,749

Total liabilities	$8,204	$8,896

          Goodwill and Intangibles. Goodwill and intangibles arising from the acquisition of NCI are as follows:

	2008	2007

Goodwill	$8,218	$14,315

Intangibles	40,500	40,500
Accumulated amortization	(4,109)	(1,555)

Intangibles, net	36,391	38,945

	$44,609	$53,260

          Prior to our acquisition of NCI in 2007, NCI made a taxable acquisition which created tax-deductible goodwill that amortizes over time. When we acquired NCI in 2007, we recorded a lesser amount of goodwill for financial reporting purposes than what had previously been recorded at NCI for tax purposes. This difference between the amount of goodwill recorded for financial reporting purposes and the amount recorded for taxes is amortized in our consolidated financial statements. In 2008, the amortization resulted in a $4,891 reduction of goodwill on our balance sheet and a corresponding increase in current and deferred taxes (in Corporate Items and Other). We will continue to amortize the remaining difference to reducing first, goodwill and then, noncurrent intangible assets to zero. Finally, we will amortize any remaining difference annually as a reduction to income tax expense.

          Intangibles consist primarily of customer lists that we are amortizing over their estimated useful lives which range from 10 to 20 years.

          Lines of credit and other secured borrowings. In July 2008, NCI entered into a revolving secured credit agreement with a financial institution that provides for borrowings of up to $10,000 through July 2011. Interest on the borrowings is based on either a rate of LIBOR plus two percent that is fixed for a period of 1, 3, 6 or 12 months, or a floating rate based on the prime rate less one percent, all as elected by NCI when the borrowing is made. All borrowings outstanding on December 31, 2008 were floating rate advances with an interest rate of 2.25%. Borrowings are secured by substantially all of NCI’s assets, and are limited to 85% of eligible accounts receivable, as defined in the agreement. The agreement contains financial covenants requiring minimum income levels that reset annually. See Note 15 to the Consolidated Financial Statements for additional information.

Comparative selected operations data for the years ended December 31:

	2008	2007	2006

Revenue	$73,835	$41,292	$7,666

Operating expenses:
Compensation and benefits	40,707	21,323	3,453
Servicing and origination	11,511	5,147	428
Technology and communication	10,372	5,815	1,338
Professional services	2,965	2,811	339
Occupancy and equipment	4,733	3,999	836
Other	9,469	8,015	1,998

Total operating expenses	79,757	47,110	8,392

Loss from operations	(5,922)	(5,818)	(726)
Other income (expense), net	(1,953)	(1,269)	340

Loss before income taxes	$(7,875)	$(7,087)	$(386)

          The increase in revenue and operating expenses in 2008 and 2007 is primarily due to our inclusion of NCI’s operations for all of 2008 and from the date of acquisition on June 6, 2007 through December 31, 2007 for 2007. Results of NCI’s operations included in this segment are:

	2008	2007	Increase (Decrease)

Revenue	$69,623	$35,978	$33,645
Operating expenses	71,452	38,400	33,052

Loss from operations	(1,829)	(2,422)	(593)
Other expense, net	(1,954)	(1,294)	660

Loss before income taxes	$(3,783)	$(3,716)	$67

Technology Products

          Although income from operations improved by $6,867 in 2008 as compared to 2007 principally because of increased revenues from other segments, pre-tax income declined in 2008 by $5,388 due to losses incurred by BMS Holdings. Our share of the losses of BMS Holdings in 2008 was $5,666. These losses primarily reflect unrealized losses on auction rate securities. In 2007, BMS Holdings reported a profit, of which our share was $5,488. The 2007 earnings of BMS Holdings included significant unrealized gains on derivative financial instruments.

Comparative selected balance sheet data as at December 31:

	2008	2007

Receivables	$974	$2,340
Goodwill	1,618	1,618
Premises and equipment	5,452	7,295
Investment in unconsolidated entities (BMS Holdings)	—	5,666
Other	862	966

Total assets	$8,906	$17,885

Total liabilities	$3,361	$3,899

          Investment in BMS Holdings. Our investment in BMS Holdings represents an equity interest of approximately 45%. During the second quarter of 2008, we suspended the application of the equity method of accounting when our investment reached zero because of losses experienced by BMS Holdings during the first six months of 2008. See Note 12 to the Consolidated Financial Statements for additional details on investment in unconsolidated entities.

Comparative selected operations data for the years ended December 31:

	2008	2007	2006

Revenue:
Technology support	$24,820	$17,906	$17,987
REAL products	20,463	18,329	16,642

Total revenue	45,283	36,235	34,629

Operating expenses:
Compensation and benefits	10,473	10,702	9,367
Technology and communications	19,304	16,664	19,182
Other	6,118	6,348	7,030

Total operating expenses	35,895	33,714	35,579

Income (loss) from operations	9,388	2,521	(950)

Other income (expense), net:
Interest expense	(573)	(537)	(583)
Equity in earnings (losses) of unconsolidated entities (BMS Holdings)	(5,666)	5,488	637
Other	431	1,496	1,458

Other income (expense), net	(5,808)	6,447	1,512

Income before income taxes	$3,580	$8,968	$562

          Revenue. Technology support revenue increased by 39% during 2008 as compared to 2007. Revenue from our REAL suite of products increased by 12% during 2008 as compared to 2007. These increases were due to an increase in charges to Servicing and Financial Services of $4,168 and $6,208, respectively.

          The increased charges to Financial Services for 2008 are partly the result of the acquisition of NCI in June 2007. In addition, technology support revenue from Financial Services was higher in 2008 because the Technology Products segment increased its development efforts for NCI during 2008 and added a significant amount of technology assets for the NCI operations.

          During the second quarter of 2008, Technology Products began charging Servicing and other segments for technology services according to a market-based rate card instead of the cost-based method that we used previously. As a result, the revenues of Technology Products for 2008 are approximately $6,000 higher than they would have been if the cost-based system had continued to be used. Of the $6,000 increase in revenues in 2008 that was attributable to the implementation of the rate card, approximately $3,800 was charged to Servicing, approximately $1,500 was charged to Financial Services and the remainder was charged to Mortgage Services and Corporate Items and Other. See Note 28 to the Consolidated Financial Statements for additional details regarding the impact of this change by segment.

          Technology and Communications Expense. Technology and communications expense increased by $2,640 in 2008 as compared to 2007 principally as a result of supporting the software and systems of NCI for a full year in 2008. The increases were partially offset by lower support costs for the remaining operations. For 2007, the decline in technology and communications expense is primarily due to a $3,477 decline in depreciation expense as a result of assets becoming fully depreciated.

          Equity in Earnings of Unconsolidated Entities. We suspended the application of the equity method of accounting for our investment in BMS Holdings in the second quarter of 2008 after our share of BMS Holdings’ 2008 losses had reduced our investment to zero. We will not resume applying the equity method until our share of BMS Holdings’ earnings exceeds our share of their losses that we did not recognize during the period when the equity method was suspended. The 2008 results of BMS Holdings were negatively impacted by unrealized losses on auction rate securities. Unrealized gains on derivatives in the first quarter of 2008 were largely reversed in the second quarter, driven by the significant volatility in LIBOR interest rates during those periods. The 2007 earnings of BMS Holdings included significant unrealized gains on derivative financial instruments.

Corporate Items and Other

          The 2008 pre-tax loss of $46,828 represents an increase of $32,874 over 2007. Results for 2008 include $29,612 of net realized and unrealized losses on auction rate securities and $11,396 of expenses related to strategic initiatives, including $9,532 incurred during the first quarter in connection with the terminated “going private” transaction. The remainder consists principally of costs incurred in preparation for the spin of OS. We also realized a gain of $3,595 on the repurchase of debt securities in 2008. The results for 2007 include an $8,673 loss on the early redemption of long-term discounted certificates of deposit.

Comparative selected balance sheet data at December 31:

	2008	2007

Cash	$197,874	$107,147
Trading securities:
Investment grade auction rate	239,301	—
Other investment grade	—	34,876
Subordinates and residuals	165	346
Receivables	32,249	41,104
Deferred tax assets, net	175,963	178,170
Goodwill and intangibles	—	3,423
Premises and equipment, net	3,415	22,822
Interest earning collateral deposits	9,684	8,947
Other	7,223	10,059

Total assets	$665,874	$406,894

Lines of credit and other secured borrowings	$2,385	$30,676
Investment line	200,719	—
Debt securities	135,734	150,279
Lease obligations	—	24,569
Other	48,620	47,081

Total liabilities	$387,458	$252,605

          Trading Securities. As disclosed in Note 4 to the Consolidated Financial Statements, because of failed auctions, we have been unable to fully liquidate the investment grade auction rate securities that we invested in during the first quarter of 2008. These securities are collateralized by student loans originated under the Federal Family Education Loan Program. The loans are guaranteed for no less than 97% of their unpaid principal balance in the event of default. Our determination of the estimated fair value, which included our consideration of the strong credit quality of the underlying collateral and the securities we hold, limited market activity (including sales of our own holdings), creditworthiness of the issuers, estimated holding period and general auction rate securities market conditions, required the significant use of unobservable inputs. We estimate that an increase in the holding period of 12 months, with a commensurate increase in the discount rate, would reduce the estimated fair value by approximately 3.50%. Alternatively, a decrease in the holding period of the auction rate securities of 12 months, with a commensurate decrease in the discount rate, would increase the estimated fair value by approximately 3.27%. When liquidity returns to the auction rate securities market we expect to sell our securities.

          The $34,876 decline in other investment grade securities during 2008 was primarily due to the sale of our remaining CMOs, which had a fair value of $33,171 at December 31, 2007.

          Goodwill and Intangibles. Based on the values and terms of the proposals received from third parties interested in acquiring BOK, we determined that the values of goodwill and intangibles related to BOK were impaired and wrote off the remaining $1,682 carrying value of goodwill and the $1,741 carrying value of intangibles in the second quarter of 2008. We have recently received non-binding proposals for the purchase of our investment in BOK that are in excess of the current book value. We expect to reach an agreement of sale of our investment (subject to regulatory approval) in 2009. As a result of our decision in the fourth quarter of 2007 to sell our investment in BOK, we report the operating results of BOK as discontinued operations. See Note 3 to the Consolidated Financial Statements for additional information on BOK and discontinued operations.

          Premises and Equipment. The decline in premises and equipment in 2008 is primarily due to the sale of our customer service and collection facility in Orlando, Florida. In December 2007, we executed a sale-leaseback agreement whereby we sold and immediately leased back this facility. The transaction did not initially qualify for sale-leaseback accounting because of our continuing involvement in the form of a significant sublease and a collateral deposit securing a letter of credit that guaranteed our lease payments. As a result, we accounted for the transaction as a financing. We recorded the sales proceeds of $24,515 as a financing obligation in other liabilities and continued to depreciate the building. In December 2008, we assigned the lease to a third party resulting in the termination of the sublease and guarantee and the return of our collateral deposit. Because we had no significant continuing involvement with the property, we recognized the sale in December 2008 and recorded a gain of $450. The combined net book value of the land, building and related improvements was $19,052 at December 31, 2007. See Note 11 to the Consolidated Financial Statements for additional details regarding this transaction.

          Receivables. Receivables are primarily comprised of mortgage loans originated by BOK, long-term receivables representing proceeds from the sale of affordable housing investments, current income taxes receivable and security deposits. The $8,855 decline in 2008 is primarily due to collections of affordable housing receivables.

          Lines of Credit and Other Secured Borrowings. The balance at December 31, 2007 primarily represented financing obligations outstanding under repurchase agreements collateralized by CMOs. The decline in the outstanding balance during 2008 is the result of our sale of the CMOs. See Note 15 to the Consolidated Financial Statements for additional details on lines of credit and other secured borrowings.

          Investment Line. As disclosed in Note 16 to the Consolidated Financial Statements, we executed an amendment to the Investment Line in July 2008 that created a term note that matures on June 30, 2009. The note is secured by our investment in auction rate securities. Interest on the term note is 0.35% on that portion of the outstanding balance that does not exceed the amount of demand balances on deposit with the lender. For any portion of the outstanding balance of the term note that is in excess of the demand deposits, the interest rate is 1-month LIBOR plus 35 basis points. Maximum borrowing is currently limited to 75% of the face amount of the securities and declines to 70% by March 29, 2009. Under the term note, we receive the interest on the auction rate securities while the proceeds from the redemption or sale of auction rate securities are applied to the outstanding balance. If the proceeds are below the then-effective maximum borrowing percentage, we are required to make up the shortfall. If the application of proceeds to the outstanding balance results in the total outstanding balance of this note falling below 70% of the face value of the auction rate securities held, we receive one-half of sales or redemptions, and the remainder is used to pay down the Investment Line.

          During 2008, we have made principal payments totaling $99,245 which have reduced the Investment Line obligation to $200,719.

          Debt Securities. Debt securities consisted of the following at December 31:

	2008	2007

3.25% Contingent Convertible Senior Unsecured Notes due August 1, 2024	$82,355	$96,900
10.875% Capital Trust Securities due August 1, 2027	53,379	53,379

	$135,734	$150,279

          During the second quarter of 2008, we repurchased $14,545 of the Convertible Notes in the open market generating total gains of $3,595, net of the write-off of unamortized issuance costs. See Note 18 to the Consolidated Financial Statements for additional details regarding the Convertible Notes and Capital Trust Securities.

          Lease Obligations. Lease obligations at December 31, 2007 included a financing obligation with an outstanding balance of $24,515 related to a sale-leaseback transaction involving our customer service and collection facility in Orlando, Florida, which we accounted for as a financing until we assigned the lease to a third party in a transaction that we completed in December 2008. See Note 11 to the Consolidated Financial Statements for additional details regarding this transaction.

          Other Liabilities. Other liabilities include accruals for incentive compensation awards, audit fees, legal matters, other operating expenses and interest on debt securities, as well as customer deposits held by BOK.

Comparative selected operations data for the years ended December 31:

	2008	2007	2006

Revenue	$156	$1,162	$118
Operating expenses	18,743	5,775	8,746

Loss from operations	(18,587)	(4,613)	(8,628)

Other income (expense):
Interest income	2,168	7,904	7,643
Interest expense	(1,062)	(4,847)	(3,534)
Loss on trading securities	(32,643)	(3,284)	(679)
Gain (loss) on debt repurchases	3,595	(3)	25
Other, net	(299)	(9,111)	1,076

Other income (expense)	(28,241)	(9,341)	4,531

Loss before income taxes	$(46,828)	$(13,954)	$(4,097)

          Revenue. Revenues for 2007 included $1,139 of fees earned by our affordable housing activities, the majority of which are non-recurring.

          Operating Expenses. Operating expenses for 2008 are $12,968 higher than 2007 principally because of $11,396 of professional fees that we incurred in connection with strategic initiatives. Of this amount, $9,532 represents due diligence and other costs related to the “going private” transaction which was initiated in January 2008 and which the parties mutually terminated in March 2008. The remainder primarily represents costs related to the spin-off of OS. Operating expenses are net of overhead allocations to other segments. Operating expenses include costs incurred in connection with affordable housing activities which, in 2007, included a $964 reversal of a $1,500 litigation accrual that we had established in 2006 in connection with the potential settlement of a contractual dispute.

          Interest Income. Interest income on short-term investment grade securities, including CMOs and commercial paper, for 2008 declined by $3,726 or 86% as compared to 2007 principally due to an 80% decline in the average balance of our investment in these securities. In addition, interest income for 2007 and 2006 includes $2,200 and $309 respectively, of discount accretion on certificates of deposit that we redeemed in August 2007.

          Loss on Trading Securities. The loss on trading securities was comprised of the following:

	2008	2007	2006

Realized losses:
Investment grade auction rate	$(662)	$—	$—
CMOs	(1,034)	(393)	—
Other	—	(73)	—

	(1,696)	(466)	—

Unrealized losses:
Investment grade auction rate	(28,950)	—	—
CMOs	(1,813)	(2,623)	—
Subordinates and residuals	(180)	(87)	(680)
Other	(4)	(108)	—

	(30,947)	(2,818)	(680)

	$(32,643)	$(3,284)	$(680)

          Other, net. Other, net for 2007 includes the $8,673 loss on our early redemption of certificates of deposit during the third quarter. In August 2007, we redeemed our investment in certificates of deposit prior to their maturity in order to meet an unanticipated liquidity need. The cash received from the issuer upon redemption was less than the adjusted cost basis of the certificates of deposit, resulting in a loss. We had acquired the certificates of deposit in November 2006 at a discount from the face value. Prior to redemption, we were accreting the discount on the certificates of deposit to income using the interest method.

MINORITY INTEREST IN SUBSIDIARIES

          Minority interest of $406 and $1,979 at December 31, 2008 and 2007, respectively, primarily represented the 30% investment in GSS held by Merrill Lynch. Minority interest declined by $1,573 in 2008 principally because GSS distributed $5,000 cash to its members during the fourth quarter, which reduced minority interest by $1,500.

STOCKHOLDER’S EQUITY

          Stockholders’ equity amounted to $607,780 at December 31, 2008 as compared to $586,146 at December 31, 2007. The $21,634 increase in stockholders’ equity during 2008 was primarily due to net income of $17,917, a $3,131 increase in additional paid-in capital and a $584 increase in accumulated other comprehensive income. The increase in additional paid-in capital was primarily due to an increase of $1,060 related to expirations of vested options that had been accounted under the intrinsic value method of APB No. 25, net of the related deferred tax asset reversal, and compensation of $1,989 related to employee share-based awards. The increase in other comprehensive income was primarily the result of the change in unrealized foreign currency translation adjustments.

INCOME TAX EXPENSE (BENEFIT)

          Income tax expense (benefit) was $14,771, $16,610 and $(126,377) for 2008, 2007 and 2006, respectively. The 2006 tax benefit primarily reflects the reversal of $155,377 of valuation allowances on our deferred tax assets, in order to increase the net deferred tax asset to the amount that is more likely than not to be realized in future periods.

          In assessing the amount of the valuation allowance in 2006, we primarily based our determination on the following:

•	Cumulative taxable earnings in recent periods;

•	Positive outlook for future taxable earnings;

•	The disposal of nearly all of our non-core assets.

          Excluding the effect of the reversal of valuation allowances, in 2006 and 2007, and the increase in valuation allowance in 2008, our effective tax rate was 34.79%, 29.38% and 25.36% for 2008, 2007 and 2006, respectively. For the years 2006 through 2008, we paid cash taxes at rates less than our effective tax rate due to the utilization of tax benefits, including low income housing tax credits. Our Federal US cash tax rate for 2008, 2007 and 2006 approximates 20%. When combined with U.S state and international cash taxes, the rates are 29.29%, 26.68% and 23.73%, respectively. At December 31, 2008, we have $16,515 of low income housing tax credits available to reduce future taxable income. Income tax expense (benefit) on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes, low-income housing tax credits and changes in the valuation allowance. See Note 21 to our Consolidated Financial Statements for a reconciliation of taxes at the statutory rate to actual income tax expense (benefit).

          Our effective tax rate for 2008 includes a benefit of approximately 1.25% associated with the recognition of certain foreign deferred tax assets. The effective tax rate for 2008 would have been 33.66% but was increased by approximately 3.62% due to the recognition of a valuation allowance on certain NCI related state net operating losses and 1.13% due to recognition of additional tax expense associated with the expiration of certain vested stock options.

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

          Our effective rate for 2006 excludes the impact of the reversal of the valuation allowance but includes a reduction of 10.83% for the anticipated use of tax credits during that year. No such benefit is included in our effective tax rate for 2008 or 2007 because we reversed the valuation allowance against our deferred tax assets during the second quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

          During 2008, our cash balance increased from $114,243 to $201,025, an improvement of $86,782. We implemented strategies to increase cash in direct response to the challenging condition of the credit markets since the second half of 2007. At that time the market for new subprime loans evaporated and the delinquency rate on the loans that we serviced started increasing rapidly, driving up our investment in advances. We added loan resolution staff to reduce the growth in delinquencies, and advances started to decline by the second quarter of 2008. Since the credit markets became challenged we have substantially reduced the growth in the delinquency rate, substantially reduced the number of delinquent loans, substantially reduced advances, maintained sufficient advance financing capacity, maintained sufficient performance of our advance collateral to qualify for financing, slowed purchases of MSRs, reduced non-core assets and right sized the business to grow cash.

          The greatest liquidity impact on us since the credit markets became challenged has been the failure of the auction rate securities market as we were holding $300,000 of AAA rated Federal Family Education Loan Program student loan bonds that we financed through the Investment Line. In response to the broad impact of the challenging credit markets on our business, we have:

•

extended our Investment Line through June 30, 2009 (at December 31, 2008, the fair value of the auction rate securities financed on this term note was $239,301 while the amount financed was $200,719) and repaid $99,245 of the balance

•	maintained match funded advance facility capacity that was $1,215,000 at December 31, 2008 and $1,230,000 at December 31, 2007, by replacing notes that entered amortization in 2008,

•	renewed, increased or added multiple advance financing facilities, and

•	reduced advances and match funded advances by $216,344 in 2008.

          As a result, since December 31, 2007, our unrestricted cash position has increased from $113,042 to $199,652 at December 31, 2008.

          Further plans to improve liquidity in 2009 include further reductions in advances, increases in match funded advance financing and selling non-core assets. Although successful execution cannot be guaranteed, management believes that these plans are sufficient to meet our liquidity requirements for the next twelve months. We are currently in compliance and expect to remain in compliance with all financial covenants. However, if our efforts to maintain liquidity are not successful, or if unanticipated market factors emerge, the result could have a material adverse impact upon our business, results of operations and financial position.

          Our primary sources of funds for liquidity are:

•	Match funded liabilities

•	Lines of credit and other secured borrowings

•	Servicing fees, including float earnings

•	Payments received on loans held for resale

•	Payments received on trading securities

•	Debt securities

          Our primary uses of funds are the funding of servicing advances, the payment of interest and operating expenses and the repayment of borrowings. We closely monitor our liquidity position and ongoing funding requirements, and we invest available funds in short-term investment grade securities.

          Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant is our obligation to advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speed affect the size of servicing advance balances. Although the number of delinquent loans declined during 2008, the non-performing loan rate has been increasing gradually for all four quarters of 2008 at 21.8%, 22.4%, 22.7% and 24.3% of UPB at March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, respectively. Prepayment speeds averaged 23% for the first quarter of 2008, 26% for both the second and third quarters of 2008 and 25% for the fourth quarter of 2008. A decrease in the number of delinquent loans is the primary factor driving the decrease in servicing advances during 2008.

          Management initiatives that are designed to maximize the return to the loan investors resulted in increased loan modifications. Based on current trends, we believe that servicing advances for our current portfolio peaked in March 2008. However, if prepayment speeds decrease in 2009 or if the success of the loan modification programs does not continue, advances on the existing servicing portfolio will decline at a slower pace or could increase.

          Our ability to finance servicing advances is a significant factor that affects our liquidity. Two of our match funded advance facilities that are rated and a third that is in the process of being rated are subject to increases in the financing discount if deemed necessary by the rating agency in order to maintain the minimum rating required for the facility. Also important is the performance of the collateral pledged to each advance facility relative to the requirements of that facility so that this collateral may remain pledged. At present, there are only a limited number of loans and/or securitizations that do not qualify for financing under the advance facility to which they are pledged, but this could become a more significant factor if there is a material deterioration in loan performance. A Federal moratorium on foreclosures could increase the timeline to recover advances, increase advance balances, reduce advance rates, limit future borrowing or cause a repayment of borrowing on certain facilities. Finally, some of our existing debt covenants limit our ability to incur additional debt in relation to our equity and require that we maintain minimum levels of liquid assets, earnings and unused borrowing capacity. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our borrowing facilities. We are currently in compliance with these covenants, and we do not expect them to restrict our activities. Therefore, having sufficient financing capacity, limiting the growth in servicing advances and maintaining loan performance are all essential to maintaining liquidity.

          Maximum borrowing capacity of the Servicing segment was $1,312,987 at December 31, 2008, a decrease of $272,013 as compared to December 31, 2007 as total advances in this segment declined by $214,373 and residential MSRs declined by $52,435. As a result of these declines as well as declines in loans held for resale and residual trading securities, the decrease in total borrowing capacity of all segments during 2008, excluding the Investment Line, was $305,271. The decrease in Servicing segment borrowing capacity principally reflects the maturity of the senior secured credit facility in August 2008. The capacity of our match funded servicing advance facilities decreased by $15,000 from $1,230,000 at December 31, 2007 to $1,215,000 at December 31, 2008. We repaid term notes of $100,000 and $75,000 outstanding under one of our match funded facilities that had entered their amortization periods during the first and second quarters of 2008, respectively. However, additional borrowing capacity was available through other notes that are secured by the same collateral pools. We also paid off the $200,000 variable funding note under another match funded liability that had entered its amortization period during the first quarter of 2008. Offsetting these decreases were a $60,000 increase in capacity under a match funded facility when it was renewed in February 2008 and the addition of a $300,000 match funded note that we secured in April 2008.

          Our $355,000 senior secured credit facility was the only source of debt that was available to fund the purchase of residential MSRs, and it matured in August 2008. This facility contained the option of an 18-month term note to finance MSRs. We exercised this option, and in August 2008, we repaid the borrowings under the facility that were secured by advances and converted our remaining borrowings that were secured by MSRs to a term note that matures in February 2010. Our borrowing to fund MSRs was $97,987 at December 31, 2008. The borrowing amount each month is limited to the lesser of a predetermined straight-line, eighteen-month amortization schedule and 65% of a third party appraisal value of the MSRs. Borrowing under this facility declined by $162,989 as compared to December 31, 2007.

          In the table below, we provide the amortization dates and maturity dates for each of our credit facilities as of December 31, 2008, excluding the Investment Line. The amortization date is the date on which the revolving period ends under our advance facilities and repayment of the outstanding balance must begin if the facility is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. After the amortization date, all collections that represent the repayment of advances that have been financed through the facility must be applied to reduce the balance outstanding under the facility, and any new advances under the securitizations pledged to the facility are ineligible to be financed. In order for us to maintain liquidity, borrowings under facilities that have entered their amortization period and have not been renewed must be repaid and new advances under the securitizations must be pledged to another facility.

          Our credit facilities, excluding the Investment Line, are summarized as follows at December 31, 2008:

	Amortization Date	Maturity	Maximum Borrowing Capacity (1)	Unused Borrowing Capacity	Balance Outstanding

Servicing:
Match funded liability (2)	Nov. 2009 – Dec. 2009	Dec. 2014 – Nov. 2015	$465,000	$80,278	$384,722
Match funded liability (3)	Feb. 2009	Feb. 2011	200,000	57,639	142,361
Match funded liability	Dec. 2010	Dec. 2013	250,000	57,480	192,520
Match funded liability (4)	Apr. 2009	Apr. 2009	300,000	62,496	237,504

			1,215,000	257,893	957,107
Secured line of credit (5)	Aug. 2008	Feb. 2010	97,987	—	97,987

			1,312,987	257,893	1,055,094

Loans and Residuals:
Class A-1 Notes	N/A	Apr. 2037	17,760	—	17,760

Financial Services:
Revolving Note	N/A	Jul. 2011	10,000	8,877	1,123

Corporate Items and Other:
Convertible Notes	N/A	Aug. 2024	—	—	82,355
Capital Trust Securities	N/A	Aug. 2027	—	—	53,379

			—	—	135,734

Total borrowings			1,340,747	266,770	1,209,711
Basis adjustment (2)			—	—	4,832

			$1,340,747	$266,770	$1,214,543

1) Borrowing capacity under a secured advance facility may only be utilized to the extent that qualifying collateral is available to be pledged to that financing facility.

2) The $165,000 fixed-rate term note issued in 2006 was carried on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established through the use of an interest rate swap. We terminated the related interest rate swap in February 2008 and began amortizing the basis adjustment to interest expense over the remaining term of the note. A $100,000 term note under this facility entered its amortization period and was repaid in March 2008. A $75,000 term note entered its amortization period in May 2008 and was repaid in August 2008. In December 2008, we entered into an agreement to extend the amortization date of the $300,000 variable funding note under this facility by one year to December 2009.

3) In January 2009, we renewed this facility early which extended the amortization date for this facility to January 2010.

4) This facility was implemented in April 2008.

5) This facility contained the option of an 18-month term note to finance MSRs. We provided notice that we intended to exercise this option. Upon conversion to a term note, we repaid all borrowings under this facility that were secured by advances and moved the collateral to other, match funded advance facilities.

          Certain of our credit facilities require that we maintain minimum liquidity levels or borrowing capacity, and we are in compliance with these requirements.

          We had an aggregate balance of $764,587 outstanding at December 31, 2008 under match funded financing facilities that are scheduled to enter their amortization period or reach their maturity date during the next twelve months. The amortization date for $142,361 outstanding under one facility was extended to January 2010 as a result of an extension of the facility that we negotiated in January 2009.

          Even with the expectation that advance balances will decline into the future, we will continue to pursue additional advance financing to increase our margin of safety and to provide the flexibility to acquire new servicing business. However, if advances do not continue to decline and the credit markets do not improve, we may need to increase our advance financing capacity at a cost that is significantly higher than under our current advance facilities. We will continue to work closely with current and prospective lenders as we monitor our operating results, financing capacity requirements and terms for advance funding available in the market. We are poised to take advantage of opportunities to increase financing at a reasonable cost or to act aggressively to ensure adequate liquidity if additional financing is needed and credit markets remain challenged.

          We have the following potential uses of cash:

•	Cash requirements to fund advances and the cash needs of our existing operations;

•	Commitment to invest up to an additional $37,125 in ONL and affiliates;

•	Retirement of our 3.25% Convertible Notes;

•	Maturity of the Investment Line on June 30, 2009, if not renewed or replaced;

•	Repayment of the balance of our term note which finances our MSRs in the amount of $6,999 per month or more if necessary such that the borrowing balance does not exceed 65% of the appraised value;

•	Repayment of advance borrowing should the advance rate decline or the collateral become ineligible; and

•	Incremental costs for contractual services received at market rates from Ocwen Solutions after the spin.

          We may also evaluate the retirement of our 10.875% Capital Trust Securities. Regarding our investment in BMS Holdings, we are under no obligation to provide additional funding.

          Cash totaled $201,025 at December 31, 2008 as compared to $114,243 at December 31, 2007.

          Significant uses of funds during 2008 included the following:

•	Investment in auction rate securities of $267,438, net of sales and redemptions

•	Net repayments under match funded advance financing facilities and lines of credit of $262,960

•	Reduction in servicer liabilities of $68,733

•	Repurchase of $14,545 of our 3.25% Convertible Notes for $10,797

Significant sources of funds during 2008 included the following:

•	Net Investment Line borrowing of $200,719

•	Cash flows from operating activities, including net cash collections on advances and match funded advances of $215,078

•	Distributions of $37,046 received from asset management entities

          Our operating activities provided (used) $123,091, $(512,044) and $391,781 of cash flows during 2008, 2007 and 2006, respectively. The improvement in 2008 over 2007 primarily reflects a decline in the funding requirements of our Servicing operations partially offset by our investment in auction rate securities. The net cash flows used by operating activities in 2007 primarily reflects a significant reduction in net cash provided by loans held for resale due to the closing of our subprime loan origination operation and increased funding requirements of the Servicing business because of increases in advances that were attributable to declining prepayments and rising delinquencies. These reductions were somewhat offset by an increase in net cash provided by trading activities reflecting our sale of the UK residuals and the maturity of commercial paper investments. The net cash flows provided by operating activities in 2006 largely reflect the sale and securitization of loans held for resale, offset in part by the funding requirements of our Servicing operations.

          The operating funding requirements of our Servicing business are primarily reflected in the change in servicing advances and servicer liabilities which collectively provided $146,345 of net cash during 2008. These same items used $702,667 and $215,367 of cash during 2007 and 2006, respectively. We collected net cash of $215,078 on advances and match funded advances in 2008 due to declining delinquencies. This compares to net cash paid of $523,602 and $300,024 to fund advances and match funded advances during 2007 and 2006, respectively. Servicer liabilities declined by $68,733 and $179,065 during 2008 and 2007, respectively, due to lower collections, and increased by $84,657 in 2006.

          Loans held for resale provided cash of $7,020, $3,485 and $633,205 during 2008, 2007 and 2006, respectively. In 2007, we decided to shut down our subprime origination business and de-emphasize our loan purchase and securitization activities. In 2006, principal payments and proceeds from the sale and securitization of loans held for resale exceeded purchases and originations.

          Trading activities provided (used) net cash of $(236,710), $96,246 and $(199,477) in 2008, 2007 and 2006, respectively. Net cash used by trading activities during 2008 reflects our net cash investment in auction rate securities of $267,438, offset in part by the sale or maturity of CMOs and other short-term investment grade securities. Cash from trading activities for 2007 reflect the maturity of investment grade commercial paper as a result of a decline in excess funds available to invest in such securities and the receipt of $44,607 from the sale of the UK residuals.

          Our investing activities provided (used) cash flows totaling $40,440, ($122,957) and ($261,504), during 2008, 2007 and 2006, respectively. The improvement in 2008 over 2007 is in large part due to a $109,745 decline in purchases of MSRs, reflecting a more cautious acquisition strategy in response to the turmoil in the subprime mortgage market. In 2008, distributions of $37,046 received from the asset management entities, proceeds of $8,269 received from the sale of real estate and proceeds of $5,985 received from the sale of commercial MSRs more than offset purchases of residential MSRs of $3,757 and investments in asset management entities totaling $1,548. In 2007, purchases of MSRs of $113,502, investments in asset management entities totaling $73,513 and net cash paid to acquire NCI of $48,918 exceeded the $66,260 of cash we received from our early redemption of certificates of deposit and the return of $45,894 of our investment in BMS Holdings. Investing activities for 2006 consisted primarily of purchases of mortgage servicing rights of $141,741, a $72,424 investment in certificates of deposit and $45,894 used to acquire a our equity interest in BMS Holdings.

          Our financing activities provided (used) cash flows of ($76,749), $512,663 and $(163,307) during 2008, 2007 and 2006, respectively. The cash flows used by financing activities in 2008 primarily reflect $262,960 of net repayments of borrowings under our match funded advance facilities and lines of credit, including $202,843 attributed to the Servicing business, and $10,797 paid to repurchase debt securities, offset by $200,719 of net borrowing under the Investment Line to fund our investment in auction rate securities. The net repayment of match funded advance liabilities and lines of credit in 2008 reflects declines in servicing advances, MSRs, loans and securities. Cash flows provided by financing activities in 2007 reflect net proceeds from match funded liabilities and lines of credit of our Servicing business totaling $529,292 that were primarily related to increased borrowings on servicing advances. Cash flows used by financing activities in 2006 primarily reflect a $438,327 net repayment of lines of credit and other secured borrowings made possibly by from the sale and securitization of loans held for resale, offset in part by $308,135 of net borrowings under match funded liabilities and lines of credit utilized by our Servicing business.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

          The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of December 31, 2008 based on final maturities and payment due dates:

	Note (1)	Less Than One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total (5)

3.25% Convertible Notes (2)	18	$82,355	$—	$—	$—	$82,355
10.875% Capital Trust Securities	18	—	—	—	53,379	53,379
Capital leases	30	523	511	—	—	1,034
Investment line (3)	16	200,719	—	—	—	200,719
Lines of credit and other secured borrowings	15	102,872	13,998	—	—	116,870
Contractual interest payments (4)		4,930	11,796	11,610	78,851	107,187
Operating leases	30	4,913	8,229	2,805	2,533	18,480

		$396,312	$34,534	$14,415	$134,763	$580,024

(1) See respective Notes to our Consolidated Financial Statements.

(2) The Convertible Notes will mature on August 1, 2024. However, beginning August 1, 2009, we may redeem all or a portion of the notes for cash for a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any. Holders may also require us to repurchase all or a portion of their notes for cash on August 1, 2009, August 1, 2014 and August 1, 2019. Also, upon the occurrence of a “fundamental change”, Holders may redeem the notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any. A fundamental change is a change of control or a termination of trading in our common stock.

(3) The Investment Line will mature on June 30, 2009. The maximum borrowing under the Investment Line will decline from 75% of the face amount of the auction rate securities to 70% on March 30, 2009. Interest on the term note is 0.35% on that portion of the outstanding balance that does not exceed the available balances on deposit with the lender. For any portion of the outstanding balance of the term note that is in excess of the demand deposits, the interest rate is 1-month LIBOR plus 35 basis points. The 0.35% rate may be adjusted upward by the lender to a maximum of 3.35% if the lender determines that the 0.35% rate does not fairly reflect the cost to the lender of providing the funds. Future interest may vary depending on demand deposit levels, changes in LIBOR and sales or redemptions of auction rate securities.

(4) Represents estimated future interest payments on borrowings, including capital leases, based on applicable interest rates as of December 2008.

(5) We have excluded match funded liabilities from the contractual obligation table above because it represents non-recourse debt that has been collateralized by match funded advances which are not available to satisfy general claims against OCN. Holders of the notes issued by the SPEs have no recourse against any assets other than the match funded advances that serve as collateral for the securitized debt. Actual interest on match funded liabilities was $57,985 in 2008. Future interest may vary depending on utilization and changes in LIBOR and spreads.

          We believe that we have adequate resources to meet all contractual obligations as they come due.

Off-Balance Sheet Arrangements

          In the normal course of business, we engage in transactions with a variety of financial institutions and other companies that are not reflected on our balance sheet. In addition, through our investment in subordinate and residual securities, we provide credit support to the senior classes of securities. We are subject to potential financial loss if the counterparties to our off-balance sheet transactions are unable to complete an agreed upon transaction. We seek to limit counterparty risk through financial analysis, dollar limits and other monitoring procedures. We have also entered into non-cancelable operating leases and have committed to invest up to an additional $37,125 in ONL and related entities. See Note 30 to our Consolidated Financial Statements for additional information regarding our lease obligations.

          Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk and foreign exchange rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 20 to our Consolidated Financial Statements for additional information regarding derivatives.

          Involvement with SPEs. We use SPEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans.

          Our securitizations of mortgage loans have been structured as sales in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and the SPEs to which we have transferred the mortgage loans are qualifying special purpose entities (QSPEs) under SFAS No. 140 and are therefore not currently subject to consolidation. We have retained both subordinated and residual interests in these QSPEs. Where we are the servicer of the securitized loans, we generally have the right to repurchase the mortgage loans from the QSPE when the costs exceed the benefits of servicing the remaining loans. See Note 1 to our Interim Consolidated Financial Statements for information regarding proposed amendments to SFAS No. 140 that eliminate the QSPE concept.

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

          See Notes 1 to our Consolidated Financial Statements for additional information regarding our investment in SPEs and VIEs.

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

          Listed below are recent accounting pronouncements which did or are expected to have a significant impact upon adoption. For additional information regarding these and other recent accounting pronouncements, see Note 1 to our Consolidated Financial Statements.

          Proposed amendment of SFAS No. 140 and FIN 46(R) and issuance of FSP No. FAS 140-4 and FIN 46(R)-8. In April 2008, the FASB voted to eliminate the QSPE concept from SFAS No. 140 and to remove the scope exception for QSPEs from FIN 46(R). During September 2008, the FASB issued three separate but related exposure drafts for public comment. The proposed FASB Statements address amendments to SFAS No. 140 and to FIN 46(R). The proposed changes will require an analysis of all QSPEs which are currently exempt from the consolidation provisions of FIN 46(R), to determine if consolidation as VIEs is required.

          FSP FAS 140-4 and FIN 46(R)-8 was issued in December 2008 and requires improved disclosures by public entities until the pending amendments to SFAS No. 140 and FIN No. 46(R) are effective. This FSP amends SFAS No. 140 and FIN 46(R) to require enhanced disclosures by public entities about transfers of financial assets and interests in VIEs. Additionally, the FSP requires certain disclosures by a public entity that is (a) a sponsor that has a variable interest in a VIE (irrespective of the significance of the variable interest) and (b) an enterprise that holds a significant variable interest in a QSPE but was not the transferor of financial assets to the QSPE.

          We have retained investments in certain subordinate and residual securities in connection with loan securitization transactions completed in prior years (primarily 2006). Our subordinate and residual securities at December 31, 2008 include retained interests with a fair value of $167.

          FSP No. APB-14, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption of this FSP, we will recognize a discount to reduce the carrying value of the 3.25% Convertible Notes component of our debt securities and an offsetting increase to stockholders’ equity. Due to the retrospective accretion of the resulting debt discount to interest expense over the expected life of the Notes and adjustments to gains or losses recognized on previous redemptions, we anticipate the adoption of this FSP to result in a reduction of retained earnings of $20,246. Prospectively, we anticipate an increase in non-cash interest expense while the notes remain outstanding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

          Market risk includes liquidity risk, interest rate risk, prepayment risk and foreign currency exchange rate risk. Market risk also reflects the risk of declines in the valuation of trading securities, MSRs and in the value of the collateral underlying loans.

          We are exposed to liquidity risk primarily because of the highly variable daily cash requirements to support the Servicing business including the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. In general, we finance our operations through operating cash flows and various other sources of funding including match funded agreements, secured lines of credit and repurchase agreements. We believe that we have adequate financing for the next twelve months. We also anticipate that we will be successful in negotiating an extension of the Investment Line. However, because of the failed auctions, the market for investment grade auction rate securities is not currently liquid. In the event we need to liquidate our investment, we may not be able to do so without a loss of principal.

          We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or different bases, than our interest-earning assets or when financed assets are not interest-bearing. Our Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At December 31, 2008, we had total advances and match funded advances of $1,202,640.

          We are also exposed to interest rate risk because a portion of our outstanding debt is variable rate. Rising interest rates may increase our interest expense. Nevertheless, earnings on float balances (assets) partially offset this variability. We have also entered into interest rate caps to hedge our exposure to rising interest rates on both a $250,000 and a $200,000 match funded advance facility that have variable rates of interest.

December 31, 2008

Total borrowings outstanding	$1,410,430
Fixed rate borrowings	300,734
Variable rate borrowings	1,109,696
Float balances (held in custodial accounts, excluded from our balance sheet)	370,200
Notional balance of interest rate caps	450,000

          In 2008, we recorded $11,005 of float earnings as a component of servicing and subservicing fees.

          Our balance sheet at December 31, 2008 included interest-earning assets totaling $369,111, including $239,301 of investment grade auction rate securities, $58,468 of debt service accounts, $49,918 of loans held for resale and $9,684 of interest-earning collateral accounts.

          Interest rates, prepayment speeds and the payment performance of the loans significantly affect both our initial and ongoing valuations of and the rate of amortization of MSRs. As of December 31, 2008, the carrying value and estimated fair value of our residential mortgage servicing rights were $139,500 and $148,135, respectively.

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

          We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in Canada, Germany, Uruguay and India expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant. We have entered into foreign currency futures contracts to hedge the value of our net investment in BOK against adverse changes in the value of the Euro versus the U.S. Dollar.

Impact of Changes in Interest Rates on the Net Value of Interest Rate-Sensitive Financial Instruments

          We perform an interest rate sensitivity analysis of our portfolio of MSRs every quarter. We currently estimate that the fair value of the portfolio decreases or increases by approximately 5.7% or 5.2%, respectively, for every 50 basis point increase or decrease in interest rates. This sensitivity analysis is limited in that it is performed at a particular point in time; only contemplates certain movements in interest rates; does not incorporate changes in interest rate volatility; is subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and does not incorporate other factors that would impact our overall financial performance in such scenarios. We carry MSRs at the lower of amortized cost or fair value by strata. To the extent that fair value were to decline below amortized cost, we would record an impairment charge to earnings and establish a valuation allowance. A subsequent increase in fair value could result in the recovery of some or all of a previously established valuation allowance. However, an increase in fair value of a particular stratum above its amortized cost would not be reflected in current earnings. For these reasons, this interest rate sensitivity estimate should not be viewed as an earnings forecast.

          The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity and the fair values of those instruments at December 31, 2008:

	Expected Maturity Date at December 31, 2008 (1)

	2009	2010	2011	2012	2013	Thereafter	Total Balance	Fair Value (2)

Rate-Sensitive Assets:
Interest-earning cash	$7,371	$—	$—	$—	$—	$—	$7,371	$7,371
Average interest rate	3.30%	—%	—%	—%	—%	—%	3.30%
Trading securities:
Investment grade auction rate	—	—	239,301	—	—	—	239,301	239,301
Average interest rate	—%	—%	3.30%	—%	—%	—%	3.30%
Subordinates and residuals	1,027	234	12	299	517	2,280	4,369	4,369
Average interest rate	20.04%	20.40%	21.38%	19.71%	19.75%	20.40%	20.19%
Loans held for resale (3)	16,325	17,678	7,091	2,850	1,755	4,219	49,918	49,918
Average interest rate	8.16%	8.75%	9.69%	9.39%	9.50%	8.22%	8.67%
Interest–earning collateral and debt service deposits	68,152	—	—	—	—	—	68,152	68,152
Average interest rate	1.31%	—%	—%	—%	—%	—%	1.31%

Total rate-sensitive assets	$92,875	$17,912	$246,404	$3,149	$2,272	$6,499	$369,111	$369,111

Rate-Sensitive Liabilities:
Match funded liabilities:
Fixed rate	$165,000	$—	$—	$—	$—	$—	$165,000	$173,126
Average interest rate	5.34%	—%	—%	—%	—%	—%	5.34%
Variable interest rate	457,226	334,881	—	—	—	—	792,107	792,107
Average interest rate	4.85%	4.30%	—%	—%	—%	—%	4.62%
Lines of credit and other secured borrowings	102,872	13,998	—	—	—	—	116,870	116,870
Average interest rate	5.07%	4.47%	—%	—%	—%	—%	5.07%
Investment Line (4)	200,719	—	—	—	—	—	200,719	200,719
Average interest rate	0.35%	—%	—%	—%	—%	—%	0.35%
Debt securities (5)	82,355	—	—	—	—	53,379	135,734	112,764
Average interest rate	3.25%	—%	—%	—%	—%	10.88%	6.25%

Total rate-sensitive liabilities	$1,008,172	$348,879	$—	$—	$—	$53,379	$1,410,430	$1,395,586

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

(2) See Note 2 to our Consolidated Financial Statements for additional information regarding fair value of financial instruments.

(3) The balances are net of market valuation allowances and include non-performing loans.

(4) Interest on the term note is 0.35% on that portion of the outstanding balance that does not exceed the amount of available balances on deposit with the lender. For any portion of the outstanding balance of the term note that is in excess of the available balances, the interest rate is 1-month LIBOR plus 35 basis points. The 0.35% rate may be adjusted upward by the lender to a maximum of 3.35% if the lender determines that the 0.35% rate does not fairly reflect the cost to the lender of providing the funds.

(5) The Convertible Notes will mature on August 1, 2024. However, beginning August 1, 2009, we may redeem all or a portion of the notes for cash for a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any. Holders may also require us to repurchase all or a portion of their notes for cash on August 1, 2009, August 1, 2014 and August 1, 2019. Also, upon the occurrence of a “fundamental change”, Holders may redeem the notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any. A fundamental change is a change of control or a termination of trading in our common stock. In February 2009, we repurchased $25,910 of our 3.25% Convertible Notes in the open market at a price equal to 95% of the principal amount.

          The expected maturity of interest rate-sensitive assets and liabilities as of December 31, 2008 and 2007 compare as follows:

	1st Year	2nd Year	3rd Year	4th Year	5th Year	Thereafter	Total

Total rate-sensitive assets:
2008
Amount	$92,875	$17,912	$246,404	$3,149	$2,272	$6,499	$369,111
Percent of total	25.16%	4.85%	66.76%	0.85%	0.62%	1.76%	100.00%
2007
Amount	$181,275	$332	$75	$320	$435	$34,928	$217,365
Percent of total	83.40%	0.15%	0.03%	0.15%	0.20%	16.07%	100.00%

Total rate-sensitive liabilities:
2008
Amount	$1,008,172	$348,879	$—	$—	$—	$53,379	$1,410,430
Percent of total	71.48%	24.74%	—%	—%	—%	3.78%	100.00%
2007
Amount	$1,172,120	$96,900	$169,259	$—	$—	$53,379	$1,491,658
Percent of total	78.57%	6.50%	11.35%	—%	—%	3.58%	100.00%

          Our Investment Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. During 2008, we terminated our interest rate swap with a notional amount of $165,000 that hedged our exposure to an increase in the fair value of our fixed-rate match funded note due to declining interest rates. At December 31, 2008, we had interest rate caps with a notional amount of $250,000 to protect us against the effects of rising interest rates related to a variable-rate match funded note issued in December 2007 and $200,000 to protect us against the effects of rising interest rates on a variable-rate match funded note that was renewed on February 2008. We also sold short foreign currency futures with a notional amount of $10,125 to hedge against the foreign exchange rate risk represented by our investment in BOK. See Note 20 to our Consolidated Financial Statements for additional information regarding our management of interest rate, credit and foreign currency exchange rate risk.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

          Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2008, internal control over financial reporting is effective based on criteria established in Internal Control – Integrated Framework issued by the COSO.

          The effectiveness of OCN’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

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

Changes in Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

          There was no information required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K that was not so reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The information contained in our 2009 Proxy Statement under the captions “Election of Directors – Nominees for Director,” “Executive Officers Who Are Not Directors,” “Board of Directors and Corporate Governance – Committees of the Board of Directors – Audit committee”, “Security Ownership of Certain Beneficial Owners and Related Stockholder Matters – Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance – Code of Ethics” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

          The information contained in our 2009 Proxy Statement under the captions “Executive Compensation” and “Board of Directors Compensation” is incorporated herein by reference

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information contained in our 2009 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Related Stockholder Matters – Beneficial Ownership of Common Stock” and “Security Ownership of Certain Beneficial Owners and Related Stockholder Matters – Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information contained in our 2009 Proxy Statement under the captions “Board of Directors and Corporate Governance – Independence of Directors” and “Business Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by this item is included in our 2009 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Certified Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) and (2)

Financial Statements and Schedules. The information required by this section is contained in the Consolidated Financial Statements of Ocwen Financial Corporation and Report of PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm, beginning on Page F-1.

(3)	Exhibits. (Exhibits marked with a “ * ” denote management contracts or compensatory plans or agreements)

2.1		Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)

3.1		Amended and Restated Articles of Incorporation (2)

3.2		Amended and Restated Bylaws (3)

4.0		Form of Certificate of Common Stock (2)

4.1		Certificate of Trust of Ocwen Capital Trust I (4)

4.2		Amended and Restated Declaration of Trust of Ocwen Capital Trust I (4)

4.3		Form of Capital Security of Ocwen Capital Trust I (included in Exhibit 4.4) (4)

4.4		Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (4)

4.5		Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (included in Exhibit 4.6) (4)

4.6		Form of Guarantee of OCN relating to the Capital Securities of Ocwen Capital Trust I (4)

4.7		Indenture dated as of July 28, 2004, between OCN and the Bank of New York Trust Company, N.A., as trustee (5)

10.1	*	Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (6)

10.2	*	Ocwen Financial Corporation 1998 Annual Incentive Plan (7)

10.3		Compensation and Indemnification Agreement, dated as of May 6, 1999, between Ocwen Asset Investment Corp. (OAC) and the independent committee of the Board of Directors (8)

10.4		Indemnity agreement, dated August 24, 1999, among OCN and OAC’s directors (9)

10.5	*	Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (9)

10.6		First Amendment to Agreement, dated March 30, 2000 between HCT Investments, Inc. and OAIC Partnership I, L.P. (9)

10.7	*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (10)

10.8		Collateral Trust Agreement, dated June 28, 2005, between OCN and the Bank of New York Trust Company, N.A. (11)

10.9		Guaranty, dated June 28, 2005, from OCN to the Guaranteed Parties (11)

10.10		Cash Collateral Agreement, dated June 28, 2005, among OCN, Bank of New York Trust Company, N.A. as collateral Trustee and Bank of New York Trust Company, N.A. as Account Bank (11)

10.11	*	Ocwen Financial Corporation 2007 Equity Incentive Plan dated May 10, 2007 (12)

11.1		Computation of earnings per share (13)

12.1		Ratio of earnings to fixed charges (filed herewith)

21.0		Subsidiaries (filed herewith)

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference from a similarly described exhibit included with the Registrant’s Current Report on Form 8-K filed with the Commission on July 26, 1999.

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

(7)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2003 Annual Meeting of Shareholders as filed with the Commission on March 28, 2003.

(8)	Incorporated by reference from OAC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(9)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(10)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(11)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

(12)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2007 Annual Meeting of Shareholders as filed with the Commission on March 30, 2007.

(13)	Incorporated by reference from “Note 19 Basic and Diluted Earnings per Share” on pages F- 32 of our Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

By: /s/ William C. Erbey

William C. Erbey
Chairman of the Board and
Chief Executive Officer
(duly authorized representative)

Date: March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William C. Erbey	Date:	March 12, 2009

William C. Erbey, Chairman of the Board
and Chief Executive Officer
(principal executive officer)

/s/ Ronald M. Faris	Date:	March 12, 2009

Ronald M. Faris, President and Director

/s/ Martha C. Goss	Date:	March 12, 2009

Martha C. Goss, Director

/s/ Ronald J. Korn	Date:	March 12, 2009

Ronald J. Korn, Director

/s/ William H. Lacy	Date:	March 12, 2009

William H. Lacy, Director

/s/ Barry N. Wish	Date:	March 12, 2009

Barry N. Wish, Director

/s/ David J. Gunter	Date:	March 12, 2009

David J. Gunter, Executive Vice President and
Chief Financial Officer
(principal financial officer)

/s/ Daniel J. Seguine	Date:	March 12, 2009

Daniel J. Seguine, Vice President and
Chief Accounting Officer
(principal accounting officer)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

December 31, 2008

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2008

Page

Report of Independent Registered Certified Public Accounting Firm	F- 2

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2008 and 2007	F- 3

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	F- 4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	F- 5

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	F- 6

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F- 7

Notes to Consolidated Financial Statements	F- 9

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Ocwen Financial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Ocwen Financial Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 12, 2009

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2008	December 31, 2007

Assets
Cash	$201,025	$114,243
Trading securities, at fair value
Investment grade auction rate	239,301	—
Other investment grade	—	34,876
Subordinates and residuals	4,369	7,362
Loans held for resale, at lower of cost or fair value	49,918	75,240
Advances	102,085	292,887
Match funded advances	1,100,555	1,126,097
Mortgage servicing rights	139,500	197,295
Receivables	42,798	79,394
Deferred tax assets, net	175,963	178,178
Intangibles, including goodwill of $9,836 and $17,615	46,227	58,301
Premises and equipment, net	12,926	35,572
Investments in unconsolidated entities	25,663	76,465
Other assets	97,682	118,786

Total assets	$2,238,012	$2,394,696

Liabilities and Stockholders’ Equity
Liabilities
Match funded liabilities	$961,939	$1,001,403
Lines of credit and other secured borrowings	116,870	339,976
Investment line	200,719	—
Servicer liabilities	135,751	204,484
Debt securities	135,734	150,279
Other liabilities	78,813	110,429

Total liabilities	1,629,826	1,806,571

Minority interest in subsidiaries	406	1,979

Commitments and Contingencies (Note 30)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 62,716,530 and 62,527,360 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	627	625
Additional paid-in capital	180,538	177,407
Retained earnings	424,739	406,822
Accumulated other comprehensive income, net of taxes	1,876	1,292

Total stockholders’ equity	607,780	586,146

Total liabilities and stockholders’ equity	$2,238,012	$2,394,696

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	For the Years Ended December 31,

	2008	2007	2006

Revenue
Servicing and subservicing fees	$368,026	$379,277	$340,584
Process management fees	113,244	87,767	78,377
Other revenues	10,858	13,617	12,369

Total revenue	492,128	480,661	431,330

Operating expenses
Compensation and benefits	125,549	108,870	90,801
Amortization of servicing rights	52,461	99,950	110,745
Servicing and origination	52,951	62,938	53,795
Technology and communications	22,327	22,514	24,723
Professional services	34,615	22,972	30,897
Occupancy and equipment	22,978	24,466	19,267
Other operating expenses	12,474	10,156	9,427

Total operating expenses	323,355	351,866	339,655

Income from operations	168,773	128,795	91,675

Other income (expense)
Interest income	14,696	29,651	47,609
Interest expense	(82,824)	(72,670)	(53,371)
Gain (loss) on trading securities	(35,480)	(6,663)	2,012
Gain (loss) on debt repurchases	3,595	(3)	25
Loss on loans held for resale, net	(17,096)	(16,671)	(10,316)
Equity in earnings (losses) of unconsolidated entities	(13,110)	4,663	637
Other, net	(99)	(8,723)	3,956

Other expense, net	(130,318)	(70,416)	(9,448)

Income from continuing operations before income taxes	38,455	58,379	82,227
Income tax expense (benefit)	14,771	16,610	(126,377)

Income from continuing operations	23,684	41,769	208,604
Loss from discontinued operations, net of taxes	(5,767)	(3,172)	(2,094)

Net income	$17,917	$38,597	$206,510

Basic earnings per share
Income from continuing operations	$0.38	$0.67	$3.32
Loss from discontinued operations	(0.09)	(0.05)	(0.04)

Net income	$0.29	$0.62	$3.28

Diluted earnings per share
Income from continuing operations	$0.38	$0.62	$2.94
Loss from discontinued operations	(0.09)	(0.04)	(0.03)

Net income	$0.29	$0.58	$2.91

Weighted average common shares outstanding
Basic	62,670,957	62,712,076	62,871,613
Diluted	62,935,314	71,458,544	71,864,311

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,

	2008	2007	2006

Net income	$17,917	$38,597	$206,510

Other comprehensive income (loss), net of taxes:

Change in unrealized foreign currency translation income (loss) arising during the year (1)	433	117	1,831
Less: Reclassification adjustment for foreign currency translation losses (gains) included in net income (2)	—	347	—

Net change in unrealized foreign currency translation gain (loss)	433	464	1,831

Change in deferred loss on cash flow hedge (3)	151	(151)	—

	584	313	1,831

Comprehensive income	$18,501	$38,910	$208,341

(1)	Net of tax expense of $254, $68 and $1,076 for 2008, 2007 and 2006, respectively.

(2)	Net of tax expense of $204 for 2007.

(3)	Net of tax benefit (expense) of $(89) and $89 for 2008 and 2007, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
(Dollars in thousands, except share data)

					Accumulated Other Comprehensive Income (Loss), Net of Taxes

	Common Stock		Additional Paid-in Capital	Retained Earnings

	Shares	Amount				Total

Balance at December 31, 2005	63,133,471	$631	$184,262	$163,198	$(684)	$347,407
Net income	—	—	—	206,510	—	206,510
Issuance of common stock awards to employees	77,011	1	660	—	—	661
Exercise of common stock options	972,056	10	9,365	—	—	9,375
Repurchase of common stock	(1,000,000)	(10)	(10,990)	—	—	(11,000)
Purchase of fractional shares in connection with reverse/forward stock split	(1,259)	—	(14)	—	—	(14)
Excess tax benefits related to share-based awards	—	—	1,622	—	—	1,622
Employee compensation – Share-based awards	—	—	1,715	—	—	1,715
Directors’ compensation – Common stock	3,588	—	40	—	—	40
Other comprehensive income, net of taxes	—	—	—	—	1,831	1,831
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(168)	(168)

Balance at December 31, 2006	63,184,867	632	186,660	369,708	979	557,979
Cumulative effect of adoption of FIN 48	—	—	—	(1,483)	—	(1,483)
Net income	—	—	—	38,597	—	38,597
Equity offering costs of unconsolidated entities	—	—	(1,969)	—	—	(1,969)
Issuance of common stock awards to employees	72,723	—	(383)	—	—	(383)
Exercise of common stock options	263,398	3	1,875	—	—	1,878
Expiration of common stock options	—	—	835	—	—	835
Repurchase of common stock	(1,000,000)	(10)	(14,510)	—	—	(14,520)
Excess tax benefits related to share-based awards	—	—	599	—	—	599
Employee compensation – Share-based awards	—	—	4,231	—	—	4,231
Directors’ compensation – Common stock	6,372	—	69	—	—	69
Other comprehensive income, net of taxes	—	—	—	—	313	313

Balance at December 31, 2007	62,527,360	625	177,407	406,822	1,292	586,146
Net income	—	—	—	17,917	—	17,917
Issuance of common stock awards to employees	169,632	2	(137)	—	—	(135)
Exercise of common stock options	3,008	—	8	—	—	8
Expiration of common stock options (1)	—	—	1,060	—	—	1,060
Excess tax benefits related to share-based awards	—	—	121	—	—	121
Employee compensation – Share-based awards	—	—	1,989	—	—	1,989
Directors’ compensation – Common stock	16,530	—	90	—	—	90
Other comprehensive income, net of taxes			—	—	584	584

Balance at December 31, 2008	62,716,530	$627	$180,538	$424,739	$1,876	$607,780

(1)	Net of tax effect of $347 resulting from the reduction of the deferred tax asset.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,

	2008	2007	2006

Cash flows from operating activities
Net income	$17,917	$38,597	$206,510
Adjustments to reconcile net income to net cash provided (used) by operating activities
Amortization of mortgage servicing rights	52,461	99,950	110,745
Discount accretion on securities, net	(83)	(4,040)	(3,444)
Depreciation and other amortization	12,271	10,799	12,454
Provision for bad debts	1,301	1,361	1,020
Impairment of mortgage servicing assets	3,624	—	—
Impairment of investment in Bankhaus Oswald Kruber GmbH & Co. KG	4,980	2,012	—
Loss (gain) on trading securities	35,480	6,663	(2,011)
Loss on loans held for resale, net	17,096	16,671	10,316
Loss on redemption of certificates of deposit	—	8,673	—
Equity in (earnings) losses of unconsolidated entities	13,110	(4,663)	(637)
Provision for (reversal of) valuation allowance on deferred tax assets	1,393	(543)	(155,377)
Loss (gain) on repurchase of debt securities	(3,595)	3	(25)
Gain on sale and leaseback of Orlando property	(450)	—	—
Excess tax benefits related to share-based awards	(121)	(599)	(1,622)
Net cash provided (used) by trading activities	(236,710)	96,246	(199,477)
Net cash provided by loans held for resale activities	7,020	3,485	633,205
Decrease (increase) in advances and match funded advances	215,078	(523,602)	(300,024)
Decrease (increase) in deferred tax asset other than reversal of valuation allowance	2,820	(1,500)	(478)
Decrease (increase) in receivables and other assets	53,884	(79,105)	3,303
Increase (decrease) in servicer liabilities	(68,733)	(179,065)	84,657
Decrease in other liabilities	(8,971)	(10,838)	(9,087)
Other	3,319	7,451	1,753

Net cash provided (used) by operating activities	123,091	(512,044)	391,781

Cash flows from investing activities
Purchase of mortgage servicing rights	(3,757)	(113,502)	(141,741)
Proceeds from sale of mortgage servicing rights	5,985	—	—
Distributions from Ocwen Structured Investments, LLC and Ocwen Nonperforming Loans, LLC and related entities	37,046	—	—
Investment in Ocwen Structured Investments, LLC	—	(37,500)	—
Investment in Ocwen Nonperforming Loans, LLC and related entities	(1,548)	(36,013)	—
Additions to premises and equipment, net	(5,709)	(3,947)	(4,401)
Return of investment in BMS Holdings, Inc.	—	45,894	459
Investment in BMS Holdings, Inc.	—	—	(45,894)
Cash paid to acquire NCI Holdings, Inc., net of cash acquired	—	(48,918)	—
Proceeds from sales of real estate	8,269	2,933	2,005
Redemption of certificates of deposit	—	66,260	—
Investment in certificates of deposit	—	—	(72,424)
Other	154	1,836	492

Net cash provided (used) by investing activities	40,440	(122,957)	(261,504)

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollars in thousands)

	For the Years Ended December 31,

	2008	2007	2006

Cash flows from financing activities
Proceeds from (repayments of) lines of credit and other secured borrowings, net	(223,106)	29,337	(328,612)
Proceeds from (repayments of) match funded liabilities, net	(39,854)	486,223	170,944
Proceeds from investment line	299,964	—	—
Repayment of investment line	(99,245)	—	—
Repurchase of common stock	—	(14,520)	(11,014)
Exercise of common stock options	3	1,529	7,618
Repurchase of debt securities, net	(10,797)	(52)	(3,865)
Excess tax benefits related to share-based awards	121	599	1,622
Net proceeds from sale-leaseback of Orlando property (Note 11)	—	9,547	—
Net cash paid in connection with assignment of Orlando property lease (Note 11)	(3,835)	—	—

Net cash provided (used) by financing activities	(76,749)	512,663	(163,307)

Net increase (decrease) in cash	86,782	(122,338)	(33,030)
Cash at beginning of year	114,243	236,581	269,611

Cash at end of year	$201,025	$114,243	$236,581

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$83,628	$72,444	$54,931
Income tax refunds (payments)	8,474	(23,571)	(30,206)

Supplemental schedule of non-cash investing and financing activities
Real estate acquired through foreclosure	$17,230	$13,827	$8,333
Equipment acquired through capital leases	—	1,610	2,795
Mortgage assumed by buyer in connection with sale-leaseback of Orlando property	—	14,088	—
Derecognition of premises and equipment (Note 11)	18,521	—	—
Derecognition of lease obligation (Note 11)	24,322	—	—

Supplemental schedule of business acquisitions and consolidation of VIE
Fair value of assets acquired	$—	$(69,475)	$(28,363)
Fair value of liabilities assumed	—	12,475	28,363

Cash paid	—	(57,000)	—
Less cash acquired	—	8,082	247

Net cash acquired (paid)	$—	$(48,918)	$247

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

          Ocwen Financial Corporation (OCN), through its subsidiaries, is a leading asset manager and business process solutions provider specializing in loan servicing, special servicing, mortgage loan due diligence and receivables management services. At December 31, 2008, OCN owned all of the outstanding stock of its primary subsidiaries: Ocwen Loan Servicing, LLC (OLS); Ocwen Financial Solutions, Private Limited (OFSPL); Investors Mortgage Insurance Holding Company; and NCI Holdings, Inc. (NCI). OCN owns 70% of Global Servicing Solutions, LLC (GSS) with the remaining 30% minority interest held by ML IBK Positions, Inc.

          OCN also holds a 45% interest in BMS Holdings, Inc. (BMS Holdings), a 25% interest in Ocwen Structured Investments, LLC (OSI) and approximately a 25% interest in Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO).

          On November 12, 2008 our Board of Directors authorized management to pursue a plan to separate, through a tax-free spin, into a newly formed publicly-traded company, all of our operations included within our Ocwen Solutions line of business except for BMS Holdings and GSS. The ownership interest in this new company will be distributed to OCN’s existing shareholders in the form of a pro rata stock dividend. Each OCN shareholder will receive one share of Ocwen Solutions common stock for every three shares of OCN common stock held as of the close of business on the record date of the distribution.

          We are currently moving forward with our efforts to address the legal and regulatory requirements related to the spin, with the goal of effecting the transaction by midyear 2009. These efforts include filing in March 2009 a registration statement on Form 10 with the Securities and Exchange Commission for the proposed transaction. A vote of OCN shareholders is not required in connection with the spin.

Principles of Consolidation

          Our financial statements include the accounts of OCN and its majority-owned subsidiaries. We have eliminated all material intercompany accounts and transactions in consolidation. We report minority interests in our majority-owned subsidiaries as a separate item on our consolidated balance sheets. Minority interest in our earnings, which is immaterial, is included in other income (expense), net, on our consolidated statements of operations.

Securitizations or Asset Backed Financing Arrangements

          Ocwen or its subsidiaries have been the transferor in connection with a number of securitizations or asset-backed financing arrangements over the years. As of December 31, 2008, we have continuing involvement with the financial assets of eleven of these securitizations or asset-backed financing arrangements. We have aggregated these securitizations or asset-backed financing arrangements into two groups: (1) securitizations of residential mortgage loans that were accounted for as sales and (2) financings of advances on loans serviced for others that were accounted for as secured borrowings.

Securitizations of Residential Mortgage Loans

          For seven securitization trusts, our continuing involvement with the transferred assets is principally as servicer or subservicer of the mortgage loans that were transferred to the trusts as part of the securitization. In addition, we participate in the residual cash flows of five of the trusts as the holder of all or a portion of the residual securities issued by the trusts. Because each of the securitization trusts is a “qualifying special purpose entity” (QSPE) under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, we exclude the trusts from our consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

          The following table provides information regarding the securitization trusts where we have continuing involvement with the transferred assets. The beneficial interests held consist of both subordinate and residual securities that were either retained at the time of the securitization transaction or were acquired subsequent to the securitization.

	As of or for the year ended December 31,

	2008	2007	2006

Total cash received on beneficial interests held	$3,324	$15,819	$10,437
Total servicing and subservicing fee revenues	5,581	6,826	5,265
Total collateral balance	740,477	910,104	1,199,655
Non-performing collateral (1)	219,613	196,837	85,947
Total certificate balance	740,121	908,431	1,198,999
Total servicing advances	30,683	20,093	26,427
Total beneficial interests held at fair market value	2,216	5,088	41,729
Total mortgage servicing rights at amortized cost	2,066	2,764	4,995

(1)	Non-performing collateral includes loans past due 90 days or more, loans in foreclosure, loans in bankruptcy and foreclosed real estate.

          We have no obligation to provide financial support to the trusts and have provided no such support. Our exposure to loss as a result of our continuing involvement in the trusts is limited to the carrying values of our investments in the residual and subordinate securities of the trusts, our mortgage servicing rights that are related to the trusts and our advances to the trusts. We consider the probability of loss arising from our advances to be remote because of their position ahead of most of the other liabilities of the trusts. See the discussion, below, of our accounting policies related to trading securities, mortgage servicing rights and mortgage advances and Notes 4, 8, 6 and 7 for additional information regarding trading securities, mortgage servicing rights, advances and match funded advances.

Financings of Advances on Loans Serviced for Others

          We have financed advances through the use of match funded advance facilities under which we transfer advances to four special purpose entities that issue debt that is supported by the collection of the advances. These transfers do not qualify for sales accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred advances on our balance sheet as match funded advances and the related liabilities as match funded liabilities. Collections on the advances pledged to the special purpose entities are used to repay principal and interest and to pay the expenses of the entity. Generally, holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment by one of the entities, Ocwen Servicer Advance Funding (Wachovia), LLC (OSAFW) of its obligations under the securitization documents. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period in April 2009. As of December 31, 2008, OSAFW had notes outstanding of $237,505.

	December 31,

	2008	2007

Total assets	$1,122,404	$1,019,556
Match funded advances	1,100,555	1,126,097
Total liabilities	994,244	868,200
Match funded liabilities	961,939	1,001,403

Variable Interest Entities

          We evaluate each special purpose entity (SPE) for classification as a QSPE as specified by SFAS No. 140. We do not consolidate QSPEs in our financial statements. Where we determine that an SPE is not classified as a QSPE, we further evaluate it for classification as a variable interest entity (VIE) under FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities.” When an SPE meets the definition of a VIE, and we determine that OCN is the primary beneficiary, we include the SPE in our consolidated financial statements.

          We have determined that the special purpose entities created in connection with the match funded financing facilities that are discussed above are VIEs and that we are the primary beneficiary of those VIEs. The accounts of those special purpose entities are included in our consolidated financial statements.

          We hold a 45% interest in BMS Holdings, which we have determined is a VIE. However, we have determined that we are not the primary beneficiary of BMS Holdings, and we account for our investment in BMS Holdings as an investment in an unconsolidated entity using the equity method of accounting. As of December 31, 2008, our investment in BMS Holdings was zero. We are not required to advance funds to BMS Holdings to finance operations, and we are not a guarantor of any obligations of BMS Holdings. We have provided no financial support to BMS Holdings. There is no liability on our financial statements that is related to BMS Holdings.

          OCN also holds a 25% interest in Ocwen Structured Investments, LLC (OSI) and approximately a 25% interest in Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO). We account for our investments in these entities using the equity method of accounting.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

Liquidity

           At December 31, 2008, cash on hand was $201,025 and total borrowing capacity, excluding the Investment Line, was $1,340,747, of which $266,770 was unused. Payment of our servicer liabilities, which are primarily comprised of amounts collected from residential borrowers whose loans we service, which amounted to $135,751 at December 31, 2008, is one of the primary uses of our cash on hand. Our advance facilities revolve, and in a typical monthly cycle, we repay up to one-third of the borrowings from collections. During the remittance cycle, which starts in the middle of each month, we must depend on our lenders to provide us with the cash that is required to make remittances to the servicing investors where such new advances represent eligible collateral under our advance facilities. An event of default, a negative ratings action by a rating agency, the perception of financial weakness, an adverse action by a regulatory authority or a general deterioration in the economy and further constriction in the availability of credit could have a material adverse impact on our business, results of operations and financial position.

Reclassification

          Certain amounts included in our 2007 and 2006 consolidated financial statements have been reclassified to conform to the 2008 presentation including the reclassification of charge-offs of loans held for resale. These charge-offs, totaling $8,204 and $4,632 for the years 2007 and 2006, respectively, were reclassified from other operating expenses to loss on loans held for resale, net, in the consolidated statements of operations.

Cash

          Cash includes both interest-bearing and non-interest-bearing demand deposits with financial institutions.

Trading Securities

          We include in trading securities other highly liquid investments with original maturities of three months or less that we do not treat as cash equivalents.

          We currently account for our auction rate, investment grade, residual and subordinate securities as trading securities at fair value. We report changes in fair value in gain (loss) on trading securities in the period of the change. We determine fair value based either on third party dealer quotations, where available, or on internal values determined using market based assumptions.

          We recognize interest income on subordinate and residual securities through an “effective yield” method with changes in expected future cash flows reflected in the yield on a prospective basis. We adjust the prospective yield each time the estimates of expected future cash flows change or the actual cash flows differ from projections. We use the newly calculated yield in the accrual of interest income for subsequent reporting periods.

Loans Held for Resale

          We classify loans that we do not intend to hold to maturity as loans held for resale, and we report them at the lower of cost or fair value computed on an aggregate basis. We account for the excess of cost over fair value as a valuation allowance and include changes in the valuation allowance in gain (loss) on loans held for resale, net, in the period in which the change occurs. We have deferred loan origination fees and direct loan origination costs until the loans are sold. These fees and costs are included in the carrying value of the loans when determining a valuation allowance.

          We accrue interest income as earned. We place loans on non-accrual status after any portion of principal or interest has been delinquent greater than 89 days or earlier if management determines the borrower is unable to continue performance. When we place a loan on non-accrual status, we reverse interest accrued but not received. We return loans to accrual status only when we reinstate the loan and have no significant uncertainty as to collectibility.

Mortgage Servicing Rights (MSRs)

          MSRs are an intangible asset representing the present value of the right to service a portfolio of mortgage loans. We generally obtain servicing rights by purchasing them from the owners of the mortgage loans. Upon adoption of SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” on January 1, 2007, we elected to continue to account for our residential and commercial classes of servicing assets using the amortization method. As a result of adopting SFAS No. 156, all newly acquired servicing rights are initially measured at fair value. We amortize the balance of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. We determine estimated net servicing income using the estimated future balance of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and scheduled loan amortization. We adjust amortization prospectively in response to changes in estimated projections of future cash flows. We perform an impairment analysis based on the difference between the carrying amount and estimated fair value after grouping our loans into the applicable strata based on one or more of the predominant risk characteristics of the underlying loans.

Mortgage Servicing Fees and Advances

          We earn fees for servicing mortgage loans. We collect servicing fees, generally expressed as a percent of unpaid principal balance, from the borrowers’ payments. We also include late fees, prepayment penalties, float earnings and other ancillary fees in servicing income. We recognize servicing fees when the fees are earned which is generally when the borrowers’ payments are collected. During any period in which the borrower does not make payments, most of our servicing agreements require that we advance our own funds to meet contractual principal and interest remittance requirements for the investors, pay property taxes and insurance premiums and process foreclosures. We also advance funds to maintain, repair and market foreclosed real estate properties on behalf of investors. We are entitled to recover advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record a charge to earnings to the extent that advances are uncollectible under provisions of the servicing contracts taking into consideration historical loss and delinquency experience, length of delinquency and the amount of the advance. However, we are only obligated to advance funds to the extent that we believe the advances are recoverable. Most of our advances have the highest standing and are “top of the waterfall” so that we are entitled to repayment from loan proceeds before any interest or principal is paid on the bonds, and in the majority of cases, advances in excess of loan proceeds may be recovered from pool level proceeds. The costs incurred in meeting these obligations include, but are not limited to, the interest expense incurred to finance the servicing advances.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

Goodwill and Intangible Assets

          Goodwill represents the cost of acquired businesses in excess of the fair value of the net assets acquired including identifiable intangible assets. We utilize a two-step method to test goodwill annually at the same time in the fourth quarter each year or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of an operating segment below its net carrying value. We test goodwill in each of our operating segments at the component level, which is one level below our six business segments. In the first step, we compare the fair value of the operating segment with its net carrying value, including goodwill. If the net carrying value of the operating segment exceeds its fair value, we then perform the second step of the impairment test to measure the amount of impairment loss, if any. The second step requires allocation of the operating segment’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill (implied fair value of goodwill). If the carrying amount of the operating segment’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess up to the carrying value of goodwill.

          We report intangible assets of acquired businesses at their fair value at the date of the acquisition, net of related amortization, if any. We amortize intangible assets that have a finite life over their expected useful lives. Amortization of intangible assets reflects the pattern in which the economic benefits of the asset will be consumed or realized. We test identifiable intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable.

          In performing our impairment analyses for goodwill and other intangibles, we use an approach based on fair value of the assets and liabilities. We perform this analysis using projections of future income discounted at a market rate. The determination of market discount rates is subjective and may vary by product based on the nature of the underlying business, stage of development and sales to date. The projections of future cash flows and assumptions concerning future operating performance and economic conditions may differ from actual results.

Premises and Equipment

          We report premises and equipment at cost and, except for land, depreciate them over their estimated useful lives on the straight-line method as follows:

Buildings	39 years
Land improvements	39 years
Furniture and fixtures	5 years
Office equipment	5 years
Computer hardware and software	2 - 3 years
Leasehold improvements	Term of the lease not to exceed useful life

Investment in Unconsolidated Entities

          We account for our investments in unconsolidated entities using the equity method. These investments include both entities in which we hold a significant, but less than controlling, ownership interest and VIEs in which we are not deemed to be the primary beneficiary. Under the equity method of accounting, investments are initially recorded at cost and thereafter adjusted for additional investments, distributions and the proportionate share of earnings or losses of the investee. We record changes in the value of equity investees attributed to capital transactions as an adjustment to stockholders’ equity. We evaluate our equity method investments for impairment when events or changes in circumstances indicate that an other-than-temporary decline in value may have occurred. We discontinue the equity method of accounting if our share of losses reduces our investment to zero unless we have guaranteed the obligations of or are otherwise committed to provide further financial support to the investee. If the investee subsequently reports net income, we will only continue the equity method after our share of net income equals the share of net losses not recognized during the periods that the equity method was suspended.

Assets Sold Under Agreements to Repurchase

          We periodically sell assets, such as securities and loans, under agreements to repurchase the same assets. We report repurchase agreements as collateralized financings and report the obligations to repurchase assets sold as a liability in lines of credit and other secured borrowings in our consolidated balance sheet. We report all assets underlying repurchase agreements as assets in our consolidated balance sheet.

Litigation

          We monitor our legal matters, including advice from external legal counsel, and periodically perform assessments of these matters for potential loss accrual and disclosure. We determine the amount of the reserves required, if any, for these contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” We establish reserves for settlements, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

Derivative Financial Instruments

          We recognize all derivatives on our consolidated balance sheet at fair value. On the date we enter into a derivative contract, we designate and document each derivative contract as one of the following at the time the contract is executed: (a) a hedge of a recognized asset or liability (fair value hedge); (b) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); (c) a hedge of a net investment in a foreign operation; or (d) a derivative instrument not designated as a hedging instrument. For a fair value hedge, we record changes in the fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in the current period net income in the same financial statement category as the hedged item. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in other comprehensive income (loss). We subsequently reclassify these changes in estimated fair value to net income in the same period, or periods, that the hedged transaction affects earnings and in the same financial statement category as the hedged item. For a derivative instrument not designated as a hedging instrument, we report changes in the fair values in current period other income (expense), net.

Foreign Currency Translation

          Where the functional currency is not the U.S. dollar, we translate assets and liabilities of foreign entities into U.S. dollars at the current rate of exchange existing at the balance sheet date, while revenues and expenses are translated at average monthly exchange rates. We report the resulting translation adjustments as a component of accumulated other comprehensive income in stockholders’ equity. Where the functional currency of a foreign entity is the U.S. dollar, re-measurement adjustments of foreign-denominated amounts are included in the results of operations.

Income Taxes

          We file consolidated federal income tax returns. We allocate consolidated income tax among all subsidiaries included in the consolidated return as if each subsidiary filed a separate return or, in certain cases, a consolidated return.

          We account for income taxes using the asset and liability method which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Additionally, we adjust deferred taxes to reflect estimated tax rate changes. We conduct periodic evaluations to determine whether it is more likely than not that some or all of our deferred tax assets will not be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that we can implement if warranted. We provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized. As required by FIN No. 48, “Accounting for Uncertainty in Income Taxes”, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties related to income tax matters in income tax expense.

Basic and Diluted Earnings per Share

          We calculate basic earnings per share based upon the weighted average number of shares of common stock outstanding during the year. We calculate diluted earnings per share based upon the weighted average number of shares of common stock outstanding and all dilutive potential common shares outstanding during the year. The computation of diluted earnings per share includes the estimated impact of the exercise of the outstanding options to purchase common stock using the treasury stock method. The computation of diluted earnings per share also includes the potential shares of converted common stock associated with our 3.25% Contingent Convertible Senior Unsecured Notes (Convertible Notes) using the if-converted method.

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly significant in the near or medium term relate to fair value measurements, the accounting for goodwill and intangible assets and the provision for potential losses that may arise from litigation proceedings.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

Stock-Based Compensation

          In accordance with SFAS No.123(R), “Share-Based Payment,” we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Prior to our adoption of SFAS No. 123(R) on January 1, 2006, we accounted for our stock option plans based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, we recognized compensation expense for stock options that were granted at an exercise price less than the price of our stock at the date of the grant.

Current Accounting Pronouncements

          SFAS No. 157, “Fair Value Measurements.” The FASB issued SFAS No. 157 in September 2006. SFAS No. 157 defines fair value, establishes a hierarchy which prioritizes inputs to valuation methods used to measure fair value and expands fair value measurement disclosures. This fair value hierarchy distinguishes between (1) quoted prices in an active market, (2) observable market data from sources independent of the reporting entity and (3) unobservable inputs. In all instances, the use of an exit price or a sale price is emphasized by the statement. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our consolidated balance sheet or consolidated statement of operations other than the additional disclosures that are contained in Note 2.

          In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). In accordance with this FSP, we did not apply the provisions of SFAS No. 157 to goodwill and intangibles.

          In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies, without changing the definition of fair value as defined in SFAS No. 157, that in determining fair value for a financial asset in an inactive market, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. The FSP was effective upon issuance, including prior periods for which the financial statements have not been issued. We considered the guidance provided by FSP 157-3 in the determination of all fair value measurements. The adoption of this FSP did not have a material impact on our consolidated balance sheet or consolidated statement of operations.

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

          SFAS No. 141 (R), “Business Combination — a replacement of FASB Statement No. 141.” SFAS No. 141(R) modifies certain elements of the acquisition method of accounting used for all business combinations. The statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at the full amounts of their fair values, with limited exceptions specified in the statement. If the business combination is achieved in stages (a step acquisition), an acquirer is also required to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The statement requires the acquirer to recognize restructuring and acquisition costs separately from the business combination. The statement also requires the disclosure of information necessary to understand the nature and effect of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

          SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51.” The FASB issued SFAS No. 160 on December 4, 2007. The statement establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. The statement clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, this statement requires that a parent recognize a gain or loss in net income based on the fair value of the entire entity, irrespective of any retained ownership, on the deconsolidation date. Such a gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us begins with our 2009 fiscal year. Because the outstanding non-controlling interests in our subsidiaries are not significant, the implementation of SFAS No. 160 is not expected to have a material impact on our consolidated balance sheets or statements of operations.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

          SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” The FASB issued SFAS No. 161 in March 2008. This statement requires enhanced disclosures about an entity’s derivative and hedging activities. Under this statement, entities are required to provide enhanced disclosures relating to: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedge items are accounted for; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The statement must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 fiscal year. The adoption of SFAS No. 161 is not expected to have an effect on our consolidated balance sheets or statements of operations but will require additional disclosures.

          Proposed amendment of SFAS No. 140 and FIN 46(R) and issuance of FSP No. FAS 140-4 and FIN 46(R)-8. In April 2008, the FASB voted to eliminate the QSPE concept from SFAS No. 140 and to remove the scope exception for QSPEs from FIN 46(R). During September 2008, the FASB issued three separate but related exposure drafts for public comment. The proposed FASB Statements address amendments to SFAS No. 140 and to FIN 46(R). The proposed changes will require an analysis of all QSPEs which are currently exempt from the consolidation provisions of FIN 46(R), to determine if consolidation as VIEs is required.

          FSP FAS 140-4 and FIN 46(R)-8 was issued in December 2008 and requires improved disclosures by public entities until the pending amendments to SFAS No. 140 and FIN No. 46(R) are effective. This FSP amends SFAS No. 140 and FIN 46(R) to require enhanced disclosures by public entities about transfers of financial assets and interests in VIEs. Additionally, the FSP requires certain disclosures by a public entity that is (a) a sponsor that has a variable interest in a VIE (irrespective of the significance of the variable interest) and (b) an enterprise that holds a significant variable interest in a QSPE but was not the transferor of financial assets to the QSPE. The additional disclosures required by FSP FAS 140-4 and FIN 46(R)-8 are included in Note 1.

          We have retained investments in certain subordinate and residual securities in connection with loan securitization transactions completed in prior years (primarily 2006). Our subordinate and residual securities at December 31, 2008 include retained interests with a fair value of $167.

          FSP No. APB-14, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption of this FSP, we will recognize a discount to reduce the carrying value of the 3.25% Convertible Notes component of our debt securities and an offsetting increase to stockholders’ equity. Due to the retrospective accretion of the resulting debt discount to interest expense over the expected life of the Notes and adjustments to gains or losses recognized on previous redemptions, we anticipate the adoption of this FSP to result in a reduction of retained earnings of $20,246. Prospectively, we anticipate an increase in non-cash interest expense while the notes remain outstanding.

          FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations.” The FSP eliminates the previous useful-life assessment criterion that precluded an entity from using its own assumptions where there is likely to be substantial cost or modification and replaces it with a requirement that an entity shall consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Because the requirements for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date, FSP FAS 142-3 will impact the useful life determination of intangible assets acquired after January 1, 2009.

          Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6). The Task Force considered the effects of the issuances of SFAS Nos. 141(R) and 160 on an entity’s application of the equity method under APB Opinion No. 18. The Task Force reached a consensus that (1) an entity should determine the initial carrying value of an equity method investment by applying the cost accumulation model described in SFAS No. 141(R); (2) an entity should use the other-than-temporary impairment model of APB Opinion No. 18 when testing equity method investments for impairment; (3) share issuances by the investee should be accounted for as if the equity method investor had sold a proportionate share of its investment (i.e., any gain or loss is recognized in earnings); and (4) when an investment is no longer within the scope of equity method accounting the investor should prospectively apply the provisions of APB Opinion No. 18 or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and use the current carrying amount of the investment as its initial cost.

          To coincide with the effective dates of SFAS Nos. 141(R) and 160, the consensus is effective for transactions occurring in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of EITF Issue No. 08-6 is not expected to have a material impact on our consolidated balance sheets or statements of operations.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

NOTE 2 FAIR VALUE

          The carrying amounts and the estimated fair values of our financial instruments are as follows at December 31:

	2008		2007

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Trading securities:
Investment grade auction rate	$239,301	$239,301	$—	$—
Other Investment grade	—	—	34,876	34,876
Subordinates and residuals	4,369	4,369	7,362	7,362
Loans held for resale	49,918	49,918	75,240	75,240
Advances	1,202,640	1,202,640	1,418,984	1,418,984
Receivables	42,798	42,798	79,394	79,394
Financial liabilities:
Match funded liabilities	$961,939	$965,233	$1,001,403	$1,001,403
Lines of credit and other secured borrowings	116,870	116,870	339,976	339,976
Investment Line	200,719	200,719	—	—
Servicer liabilities	135,751	135,751	204,484	204,484
Debt securities	135,734	112,764	150,279	121,067
Derivative financial instruments, net	$(533)	$(533)	$4,867	$4,867

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

          Where available, we utilize quoted market prices or observable inputs rather than unobservable inputs to determine fair value. We classify assets in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth assets and liabilities measured at fair value at December 31, 2008, categorized by input level within the fair value hierarchy:

	Carrying value	Level 1	Level 2	Level 3

Measured at fair value on a recurring basis:
Trading securities (1):
Investment grade auction rate	$239,301	$—	$—	$239,301
Subordinates and residuals	4,369	—	—	4,369
Derivative financial instruments, net (2)	(533)	(726)	—	193
Measured at fair value on a non-recurring basis:
Loans held for resale (3)	49,918	—	—	49,918
Residential MSRs (4)	—	—	—	—

(1)	Because our internal valuation model requires significant use of unobservable inputs, these securities are classified within Level 3 of the fair value hierarchy.

(2)

Derivative financial instruments consist of interest rate caps that we use to protect against our exposure to rising interest rates on two of our match funded variable funding notes and foreign currency futures contracts that we use to hedge our net investment in Bankhaus Oswald Kruber GmbH & Co. KG (BOK), our wholly-owned German banking subsidiary, against adverse changes in the value of the Euro versus the U.S. Dollar. The interest rate caps are classified within Level 3 of the fair value hierarchy and the futures contracts within Level 1. See Note 20 for additional information on our derivative financial instruments at December 31, 2008.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

(3)

Loans held for resale are measured at fair value on a non-recurring basis. At December 31, 2008, the carrying value of loans held for resale is net of a valuation allowance of $17,491. Current market illiquidity has reduced the availability of observable pricing data. Consequently, we classify loans within level 3 of the fair value hierarchy.

(4)

The carrying value of MSRs at December 31, 2008 is net of a valuation allowance for impairment of $3,624 that we established during the third and fourth quarters of 2008. The valuation allowance, which relates exclusively to the high-loan-to-value stratum of our residential MSRs, reduced the carrying value of the stratum to zero. The estimated fair value exceeded amortized cost for all other strata. See Note 8 for additional information on MSRs.

          The following table sets forth a reconciliation of the changes in fair value during the year ended December 31, 2008 of our Level 3 assets that we measure at fair value on a recurring basis:

	Fair value at beginning of period	Purchases, collections and settlements, net (1)	Total realized and unrealized gains and (losses) (2)	Transfers in and/or out of Level 3	Fair value at December 31, 2008

Trading securities:
Investment grade auction rate	$—	$268,913	$(29,612)	$—	$239,301
Subordinates and residuals	7,362	24	(3,017)	—	4,369

Derivative financial instruments	4,867	(7,064)	2,390	—	193

(1)	Purchases, collections and settlements, net, related to trading securities exclude interest received.

(2)

Total realized and unrealized losses on investment grade auction rate securities include unrealized losses of $28,137 on auction rate securities held at December 31, 2008. The total realized and unrealized gains and losses attributable to subordinates and residuals and derivative financial instruments were comprised exclusively of unrealized gains and losses on assets held at December 31, 2008.

          The methodologies that we use and key assumptions that we make to estimate the fair value of instruments measured at fair value on a recurring basis are described in more detail by instrument below:

Trading Securities

          Investment Grade Auction Rate Securities. We estimated the fair value of the auction rate securities based on a combination of actual sales and redemptions of the auction rate securities that we hold and a discounted cash flow analysis. When available, we use observable market inputs provided by actual orderly sales of similar auction rate securities. We also discount expected future cash flows based on our best estimate of market participant assumptions. In periods of market illiquidity, the fair value of auction rate securities is determined after consideration of the credit quality of the securities held and the underlying collateral, market activity and general market conditions affecting auction rate securities.

          The discounted cash flow analysis included the following range of assumptions at December 31, 2008:

• Expected term	36 months
• Illiquidity premium	0.5% - 1.0%
• Discount rate	5.50% - 9.09%

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

          Other Investment Grade. We adjust our collateralized mortgage obligations, commercial paper and other trading securities for which external marks are available to fair value based on third party dealer quotations. Our investment grade securities typically represent short-term investments that trade frequently in active markets and therefore we are able to evaluate the quotations we receive against observable market activity and subsequent trades or maturities.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

          Subordinates and Residuals. Our subordinate and residual securities are not actively traded, and, therefore, we estimate the fair value of these securities based on the present value of expected future cash flows from the underlying mortgage pools. We use our best estimate of the key assumptions used by market participants. We calibrate our internally developed discounted cash flow models for trading activity when appropriate to do so in light of market liquidity levels. Key inputs include expected prepayment rates, delinquency and cumulative loss curves and discount rates commensurate with the risks. Where possible, we use observable inputs in the valuation of our securities. However, the subordinate and residual securities in which we invest typically trade infrequently and therefore have few or no observable inputs and little price transparency. Additionally, during periods of market dislocation the observability of inputs is further reduced.

          Discount rates for the subordinate and residual securities range from 21% to 30% and are determined based upon an assessment of prevailing market conditions and prices for similar assets. We project the delinquency, loss and prepayment assumptions based on a comparison to actual historical performance curves, adjusted for prevailing market conditions. Peak delinquency assumptions range from 20% to 42%, and loss assumptions range from 13% to 21%. Average prepayment assumptions range from 8% to 12%.

          At December 31, 2008, securities amounting to $243,670 were carried at their fair value as determined by using valuations based on internally developed discounted cash flow models which are calibrated for trading activity as described.

Derivative Financial Instruments

          Exchange-traded derivative financial instruments are valued based on quoted market prices. If quoted market prices or other observable inputs are not available, fair value is based on estimates provided by third-party pricing sources.

Loans Held for Resale

          Loans held for resale are reported at the lower of cost or fair value. We account for the excess of cost over fair value as a valuation allowance with changes in the valuation allowance included in gain (loss) on loans held for resale, net, in the period in which the change occurs. All loans held for resale were measured at fair value since the cost of $67,409 exceeded the estimated fair value of $49,918 at December 31, 2008.

          When we enter into an agreement to sell a loan to an investor at a set price, the loan is valued at the commitment price. The fair value of loans for which we do not have a firm commitment to sell is based upon a discounted cash flow analysis. We stratify our fair value estimate of uncommitted loans held for resale based upon the delinquency status of the loans. We base the fair value of our performing loans upon the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. Significant assumptions include collateral and loan characteristics, prevailing market conditions and the creditworthiness of the borrower. The fair value of our non-performing loans is determined based upon the underlying collateral to the loan and the estimated period and cost of disposition.

Mortgage Servicing Rights

          We estimate the fair value of our MSRs by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The most significant assumptions used in our internal valuation are the speed at which mortgages prepay and delinquency experience, both of which we derive from our historical experience and available market data. Other assumptions used in our internal valuation are:

•	Cost of servicing

•	Compensating interest expense

•	Discount rate

•	Interest rate used for computing the cost of servicing advances

•	Interest rate used for computing float earnings

          The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, prepayment penalties, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. We derive prepayment speeds and delinquency assumptions from historical experience adjusted for prevailing market conditions. We develop the discount rate internally, and we consider external market-based assumptions in determining the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing. The more significant assumptions used in the December 31, 2008 valuation include prepayment speeds ranging from 16% to 43% (depending on loan type) and delinquency rates ranging from 17% to 27% (depending on loan type). Other assumptions include an interest rate of 5% for computing the cost of financing advances, an interest rate of 1% for computing float earnings and a discount rate of 19%.

          We perform an impairment analysis based on the difference between the carrying amount and fair value after grouping our loans into the applicable strata based on one or more of the predominant risk characteristics of the underlying loans. The risk factors used to assign loans to strata include the credit score (FICO) of the borrower, the loan to value ratio and the default risk. Our strata include:

•	Subprime

•	ALT A

•	High-loan-to-value

•	Re-performing

•	Special servicing

•	Other

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

Advances

          We value advances that we make on loans that we service for others at their carrying amounts because they have no stated maturity, generally are realized within a relatively short period of time and do not bear interest.

Receivables

          The carrying value of receivables approximates fair value because of the relatively short period of time between their origination and realization. We carry certain long-term receivables at a discounted value that we believe approximates fair value.

Borrowings

          Borrowings not subject to a hedging relationship are carried at amortized cost. We base the fair value of our debt securities on quoted market prices. The carrying value of obligations outstanding under lines of credit and repurchase agreements approximates fair value because these borrowings are either short-term or bear interest at a rate that is adjusted monthly based on a market index. With the exception of one fixed-rate note, the carrying value of our match funded liabilities also approximates fair value because they bear interest at a rate that is adjusted regularly based on a market index. We determine the fair value of the fixed-rate note by discounting the contractual future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows.

          The Investment Line (See Note 16) is comprised of a term note secured by our investment in investment grade auction rate securities. Because of the term note’s short period to maturity, the advance rate and the variable interest charged thereon, the carrying value approximates fair value.

Servicer Liabilities

          The carrying value of servicer liabilities approximates fair value due to the short period of time the funds are held until they are deposited in collection accounts, paid directly to an investment trust or refunded to borrowers.

NOTE 3 DISCONTINUED OPERATIONS

          In the fourth quarter of 2007, management of OCN approved and committed to a plan to sell its investment in BOK. Management has concluded that BOK met and continues to meet the definition of a discontinued operation (as prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”). Accordingly, its operations have been reclassified as discontinued in the accompanying consolidated financial statements. For segment reporting purposes, the operations of BOK are included in Corporate Items and Other.

          We recorded a charge of $2,012 to write down the carrying value of goodwill as of December 31, 2007. In the second quarter of 2008, we recorded a charge of $4,980 that included the impairment of the remaining $3,423 carrying value of goodwill and intangibles, a $1,377 write-down of receivables and a $180 write-down of premises and equipment. We recorded no additional write-downs in the third or fourth quarters of 2008.

          Results of BOK’s operations for the years ended December 31 are as follows:

	2008	2007	2006

Revenue	$358	$309	$141
Operating expenses (1)	7,337	4,349	2,713

Loss from operations	(6,979)	(4,040)	(2,572)
Other income, net	1,212	868	478

Loss before income taxes	(5,767)	(3,172)	(2,094)
Income tax expense (benefit)	—	—	—

Net loss	$(5,767)	$(3,172)	$(2,094)

(1) Includes the goodwill and intangibles impairment charge recorded in the second quarter of 2008.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

          The following table presents BOK’s assets and liabilities at December 31:

	2008	2007

Cash	$4,613	$8,338
Trading securities, at fair value	—	537
Receivables	10,250	9,968
Goodwill and intangibles	—	3,423
Other	33	268

Total assets	$14,896	$22,534

Total liabilities (including customer deposits of $5,820 and $7,439)	$6,280	$7,866

NOTE 4 TRADING SECURITIES

          Trading securities consisted of the following at December 31:

	2008	2007

Investment grade auction rate (Corporate Items and Other)	$239,301	$—

Other investment grade (Corporate Items and Other):
Collateralized mortgage obligations (CMOs)	$—	$33,171
Other	—	1,705

	$—	$34,876

Subordinates and residuals:
Loans and Residuals:
Single family residential	$4,204	$7,016
Corporate Items and Other:
Single family residential	165	296
Commercial	—	50

	$4,369	$7,362

          Gain (loss) on trading securities for the years ended December 31 was comprised of the following:

	2008	2007	2006

Unrealized losses (1)	$(33,784)	$(31,849)	$(2,238)
Realized gains (losses) (2) (3)	(1,696)	25,186	4,250

	$(35,480)	$(6,663)	$2,012

(1)	Unrealized losses for 2008 include $28,950 related to auction rate securities.

(2)	Realized losses for 2008 include a loss of $662 on the sale of auction rate securities in the second quarter.

(3)

During the second quarter of 2007, we sold residual securities that were backed by subprime residential loans originated in the United Kingdom (the UK residuals) and realized a gain of $25,587 in our Loans and Residuals segment.

Investment Grade Auction Rate Securities

          During the first quarter of 2008, we invested Investment Line borrowings (See Note 16) in AAA-rated auction rate securities backed by student loans originated under the U. S. Department of Education’s Federal Family Education Loan Program. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process that typically occurs every 7 to 35 days. The student loans underlying the auction rate securities carry a U.S Government guarantee of at least 97% of the unpaid principal balance in the event of default. The auction rate securities that we hold are in the senior-most position and are smaller in amount than the federally guaranteed portion of the underlying loans. Historically, the par value of auction rate securities approximated fair value due to the frequent auctions of these securities at par. In the first quarter of 2008, the auction rate security market began experiencing levels of illiquidity, and auctions began to fail because there were not enough orders to purchase all of the securities being offered at the auction. Within the context of a failed auction, the issuer pays the investor a “fail rate” penalty interest until the auction returns to clearing status, the notes mature at par or the notes are called or redeemed.

          On August 28, 2008, Moody’s Investors Services, Inc. announced that it had downgraded several tranches of auction rate securities from ‘AAA’ to ‘BBB’. Auction rate securities we hold, with a par value of $70,350 at December 31, 2008, were affected by the ratings actions from ‘AAA’ to ‘BBB’. The AAA rating from Standard and Poor’s Ratings Services has not been revised. To date we have received all interest payments when due.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

          Because sufficient liquidity has not returned to the auction rate securities market, we were unable to liquidate our entire investment prior to December 31, 2008. During 2008, one issuer has called, at par, notes with a face value of $5,199. During the second quarter of 2008, we sold notes with a face value of $27,350 at 94.5% of par. There were no sales during the third or fourth quarters. The amount outstanding under the Investment Line term note that finances the auction rate securities represented 75% of the face value of the auction rate securities at December 31, 2008. See Note 16 for a more detailed discussion and status of the Investment Line.

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

NOTE 5 LOANS HELD FOR RESALE

          Loans held for resale primarily represent subprime single family residential loans that we do not intend to hold to maturity. The carrying value of these loans amounted to $49,918 and $75,240 at December 31, 2008 and 2007, respectively. The balances at December 31, 2008 and 2007 are net of market valuation allowances of $17,491 and $21,155, respectively. Loans held for resale at December 31, 2008 and 2007 include non-performing loans with a carrying value of $19,193 and $31,998, respectively.

          At December 31, 2008, the carrying value of loans held for resale which were pledged to obtain secured borrowings was $18,154.

NOTE 6 ADVANCES

          During any period in which the borrower is not making payments, we are required under most servicing agreements to advance funds to the investment trust to meet contractual principal and interest remittance requirements for investors. As the servicer, we are obligated to advance funds only to the extent that we believe that the advances are recoverable. Most of our advances have the highest standing for reimbursement from payments, repayments and liquidation proceeds at the loan level. In addition, for any advances that are not covered by loan proceeds, the large majority of our pooling and servicing agreements provide for reimbursement at the pool level either by using collections on other loans or by requesting reimbursement from the securitization trust. We are also required to pay property taxes and insurance premiums, to process foreclosures and to advance funds to maintain, repair and market real estate properties on behalf of investors, and these advances are accorded the same high priority for repayment as principal and interest advances.

          Advances consisted of the following at December 31:

	2008	2007

Servicing:
Principal and interest	$36,183	$111,199
Taxes and insurance	32,812	77,431
Foreclosures and bankruptcy costs	23,122	45,243
Real estate servicing costs	225	34,537
Other	4,756	17,519

	97,098	285,929
Loans and Residuals	4,867	6,872
Corporate Items and Other	120	86

	$102,085	$292,887

          At December 31, 2008, no advances were pledged under the senior secured credit agreement as this facility was converted to a term note secured only by MSRs in August 2008. See Note 15 for additional information regarding this term note.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

NOTE 7 MATCH FUNDED ADVANCES

          Match funded advances on residential loans serviced for others are comprised of the following at December 31:

	2008	2007

Principal and interest	$615,344	$659,207
Taxes and insurance	324,605	281,062
Foreclosures and bankruptcy costs	70,142	86,384
Real estate servicing costs	70,658	80,785
Other	19,806	18,659

	$1,100,555	$1,126,097

          Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We made these transfers under the terms of four advance facility agreements. We have either retained control of the advances, or the advances were transferred to trusts that are not QSPEs under SFAS No. 140. As a result, we include the SPEs in our consolidated financial statements. The match funded advances are owned by the SPEs and are not available to satisfy general claims of our creditors. Conversely, the holders of the debt issued by the SPEs generally can look only to the assets of the issuer for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations of the issuer under the match funded facility that we executed in April 2008. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period in April 2009.

NOTE 8 MORTGAGE SERVICING RIGHTS

          The following table summarizes the activity in our MSRs for the years ended December 31:

	2008			2007			2006

	Residential	Commercial	Total	Residential	Commercial	Total	Residential	Commercial	Total

Balance at beginning of year	$191,935	$5,360	$197,295	$179,246	$4,497	$183,743	$148,663	$—	$148,663
Purchases	3,757	—	3,757	111,807	1,695	113,502	137,017	4,724	141,741
Sales	—	(5,036)	(5,036)	—	—	—	—	—	—
Retained from the securitization of loans	—	—	—	—	—	—	4,084	—	4,084
Servicing transfers and adjustments	(3,620)	(50)	(3,670)	—	—	—	—	—	—
Reclassification of servicing liability (1)	3,239	—	3,239	—	—	—	—	—	—
Impairment	(3,624)	—	(3,624)	—	—	—	—	—	—
Amortization	(52,187)	(274)	(52,461)	(99,118)	(832)	(99,950)	(110,518)	(227)	(110,745)

Balance at end of year	$139,500	$—	$139,500	$191,935	$5,360	$197,295	$179,246	$4,497	$183,743

Estimated fair value	$148,135	$—	$148,135	$271,108	$5,781	$276,889	$249,130	$9,707	$258,837

UPB of assets serviced:
Servicing	$29,830,654	$—	$29,830,654	$38,005,999	$2,385,343	$40,391,342	$37,535,790	$1,666,791	$39,202,581
Subservicing (2)	10,340,878	1,319,175	11,660,053	15,539,986	2,764,634	18,304,620	15,298,238	2,611,527	17,909,765

	$40,171,532	$1,319,175	$41,490,707	$53,545,985	$5,149,977	$58,695,962	$52,834,028	$4,278,318	$57,112,346

(1) At December 31, 2007 and 2006, the servicing liability of $1,459 and $467, respectively, was not material.

(2) UPB serviced under subservicing agreements includes $798,148 and $674,279 of foreclosed residential properties serviced for the United States Department of Veterans Affairs (VA) at December 31, 2007 and 2006, respectively. We elected to allow our contract with the VA to expire in July 2008. We completed the transition of the remaining properties to the new service provider in October 2008.

          We service residential mortgage loans and real estate that we do not own under contractual servicing agreements. We generally obtain MSRs by purchasing them from the owners of the mortgages. We also enter into subservicing agreements with entities that own the servicing rights. Residential assets serviced consist almost entirely of mortgage loans, primarily subprime, but also include real estate. Assets serviced for others are excluded from our balance sheet. Custodial accounts, which hold funds representing collections of principal and interest that we have received from borrowers, are escrowed with an unaffiliated bank and excluded from our balance sheet. Custodial accounts amounted to approximately $370,200 and $356,700 at December 31, 2008 and 2007, respectively. An agreement between the various parties to a mortgage securitization transaction typically specifies the rights and obligations of the holder of the servicing rights which include guidelines and procedures for servicing the loans including remittance and reporting requirements, among other provisions.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

          During 2008, we established a valuation allowance for impairment of $3,624 on the high-loan-to-value stratum of our mortgage servicing rights as the external valuation that we consider in our impairment analysis fell below the carrying value due primarily to the declining market value for rights to service second liens. The external valuation reflects industry averages for delinquencies on loans in the second lien position that are higher than those currently experienced by our servicing portfolio. Net of the valuation allowance, the carrying value of this stratum was zero at December 31, 2008. We may reduce the valuation allowance in the future if the estimated fair value of the MSRs increases. For all other strata, the external valuation was above the carrying value at December 31, 2008.

          As of December 31, 2008, MSRs with a carrying value of $134,563 had been pledged as collateral for borrowings under the senior secured credit agreement that was converted to a term note secured only by MSRs in August 2008.

          At December 31, 2008, the geographic distribution of the UPB and count of residential loans and real estate we serviced was as follows:

	Amount	Count

California	$8,573,502	38,589
Florida	4,539,171	33,905
New York	3,874,408	19,060
Texas	1,957,095	27,498
Illinois	1,727,342	14,182
Other (1)	19,500,014	189,281

	$40,171,532	322,515

(1) Consisted of loans and properties in 45 other states, the District of Columbia and three U.S. territories. No other single location had aggregate loans and properties over $1,385,679.

NOTE 9 RECEIVABLES

Receivables consisted of the following at December 31:

	2008	2007

Accounts receivable by segment:
Servicing (1)	$6,495	$15,620
Loans and Residuals	1,169	2,077
Asset Management Vehicles	1,171	3,522
Mortgage Services	2,668	11,988
Financial Services	5,747	5,690
Technology Products	975	2,302
Corporate Items and Other (2)	13,593	22,528

	31,818	63,727
Other receivables:
Income taxes	5,386	4,787
Security deposits	4,645	4,176
Other (3)	949	6,704

	$42,798	$79,394

(1) The balances at December 31, 2008 and 2007 primarily include reimbursable expenses due from investors. The total balance of receivables for this segment is net of reserves of $1,604 and $1,459 at December 31, 2008 and 2007, respectively.

(2) The balances at December 31, 2008 and 2007 include receivables totaling $3,324 and $12,004, respectively, that primarily represent payments to be received in future years (through June 2014) of proceeds from the sales of investments in affordable housing properties. These affordable housing receivables are net of reserves for doubtful accounts of $6,400 and $6,167, respectively. The balances at December 31, 2008 and 2007 also include $8,286 and $8,548, respectively, of mortgage loans originated by BOK. These loans were net of allowances of $1,392 and $218, respectively.

(3) The balance at December 31, 2007 includes $4,867 related to the net fair value of derivative financial instruments. See Note 20 for additional details regarding these derivative financial instruments.

NOTE 10 GOODWILL AND INTANGIBLES

          Goodwill and intangible assets relate to the acquisitions of NCI, BOK and the company that developed the predecessor to our REALTransSM vendor management platform. At December 31, 2008, goodwill and intangibles include: goodwill of $8,218 and intangibles of $36,391, net of amortization that are related to the acquisition of NCI and included in the Financial Services segment, and $1,618 of goodwill related to REALTrans and reported in the Technology Products segment.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

          In the fourth quarter of 2007, in connection with our determination that BOK met the definition of a discontinued operation, we determined that the carrying value of BOK exceeded its fair value. Accordingly, we recorded a charge of $2,012 to reduce the carrying value of goodwill to $1,682. In the second quarter of 2008, we recorded an additional charge of $4,980 that included the impairment of the remaining $1,682 net book value of goodwill and the $1,741 net book value of intangibles. For segment reporting purposes, the operations of BOK are included in Corporate Items and Other.

          Goodwill and intangibles acquired as of December 31, 2008 and 2007 were as follows:

		2008			2007

	Weighted Average Useful Life (Years)	Cost	Aggregate Impairment/ Accumulated Amortization	Net Book Value	Cost	Aggregate Impairment/ Accumulated Amortization	Net Book Value

Goodwill	—	$13,530	$3,694	$9,836	$19,627	$2,012	$17,615

Intangibles:
Non-amortizing Licenses	—	1,741	1,741	—	1,741	—	1,741

Amortizing Trademarks	5	2,800	887	1,913	2,800	327	2,473
Customer lists	19	37,700	3,222	34,478	37,700	1,228	36,472

Total amortizing		40,500	4,109	36,391	40,500	1,555	38,945

Total intangibles		42,241	5,850	36,391	42,241	1,555	40,686

Total goodwill and intangibles		$55,771	$9,544	$46,227	$61,868	$3,567	$58,301

          Prior to our acquisition of NCI in 2007, NCI made a taxable acquisition which created tax-deductible goodwill that amortizes over time. When we acquired NCI in 2007, we recorded a lesser amount of goodwill for financial reporting purposes than what had previously been recorded at NCI for tax purposes. This difference between the amount of goodwill recorded for financial reporting purposes and the amount recorded for taxes is amortized in our consolidated financial statements. In 2008, the amortization resulted in a $4,891 reduction of goodwill on our balance sheet and a corresponding increase in current and deferred taxes (in Corporate Items and Other).

          Amortization of intangibles for 2008 and 2007 was $2,554 and $1,555, respectively. Expected annual amortization for the years 2009 through 2013, is $2,517, $2,517, $2,517, $2,190 and $1,957, respectively.

NOTE 11 PREMISES AND EQUIPMENT

          Our premises and equipment are summarized as follows at December 31:

	2008	2007

Computer hardware and software	$91,522	$88,978
Building	—	19,641
Leasehold improvements	7,795	8,098
Land and land improvements	522	4,049
Furniture and fixtures	7,691	10,209
Office equipment and other	7,349	6,288

	114,879	137,263
Less accumulated depreciation and amortization	(101,953)	(101,691)

	$12,926	$35,572

          Depreciation and other amortization expense amounted to $9,717, $9,244 and $12,454 for 2008, 2007 and 2006, respectively (of which $1,926, $2,012 and $4,251 related to computer software).

          In December 2007, we executed a sale-leaseback agreement whereby we sold and immediately leased back our customer service and collection facility in Orlando, Florida. This transaction did not initially qualify for sale-leaseback accounting because of our continuing involvement in the form of a significant sublease and a collateral deposit securing a letter of credit that guarantees our lease payments. We accounted for the transaction as a financing and recorded the sales proceeds of $24,515 as a financing obligation in other liabilities. We continued to depreciate the building, improvements and equipment. The net book value of the building, land, improvements and equipment was $19,052 at December 31, 2007. In December 2008, we assigned the lease to a third party resulting in the termination of the sublease and guarantee and the return of our collateral deposit. Because we have no significant continuing involvement, we recognized the sale in December 2008, derecognized the assets and the related financing liability and recorded a gain of $450.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

NOTE 12 INVESTMENT IN UNCONSOLIDATED ENTITIES

          Investment in unconsolidated entities consisted of the following at December 31:

	2008	2007

Asset Management Vehicles:
Investment in OSI (1)	$15,410	$37,189
Investment in ONL and affiliates (2)	10,174	33,531

	25,584	70,720

Technology Products:
Investment in BMS Holdings (4)	—	5,666

Corporate Items and Other	79	79

	$25,663	$76,465

Equity in earnings (losses) of unconsolidated entities was as follows for the periods ended December 31:

	2008	2007	2006

OSI (1) (3)	$(4,619)	$1,095	$—
ONL and affiliates (2) (3)	(2,825)	(1,920)	—
BMS Holdings (4)	(5,666)	5,488	637

	$(13,110)	$4,663	$637

          Summarized financial information of our unconsolidated entities at and for the years ended December 31 is as follows:

	2008	2007	2006

OSI:
Net investment income	$11,125	$9,220	$—

Net realized and unrealized losses on investments and derivatives	$(33,696)	$(4,838)	$—

Net income (loss) (3)	$(22,571)	$4,381	$—

Total assets	$62,198	$164,968	$—
Total liabilities	558	16,212	—

Net assets	$61,640	$148,756	$—

ONL and affiliates:
Net operating loss	$(4,690)	$(1,483)	$—

Net realized and unrealized losses on investments	$(11,661)	$(6,192)	$—

Net loss (3)	$(16,351)	$(7,675)	$—

Total assets	$61,331	$140,203	$—
Total liabilities	20,319	6,074	—

Net assets	$41,012	$134,129	$—

BMS Holdings:
Revenues	$60,280	$57,850	$27,259

Net income (loss) (4)	$(32,076)	$11,579	$1,383

Total assets	$1,008,290	$1,012,591	$549,089
Total liabilities	1,027,402	999,627	449,037

Stockholders’ equity (4)	$(19,112)	$12,964	$100,052

(1) Our investment in OSI represents a 25% equity interest. OSI invests in the lower tranches and residuals of residential mortgage-backed securities, the related mortgage servicing rights and other similar assets. During 2008, we received distributions from OSI totaling $16,000. We have no remaining commitment to invest in OSI.

(2) Our investment in ONL and OREO represent equity interests of approximately 25%. On July 18, 2008, Nonperforming Loan Company I, LLC (NPL) merged with ONL, with ONL as the surviving entity. At the time of the transaction, we had a 25% equity interest in NPL. Subsequent to this consolidation, we sold a 0.2% equity interest in both ONL and OREO to another investor. ONL resolves non-performing loans purchased at a discount. OREO purchases real estate for sale, including real estate that ONL may obtain through foreclosure. During 2008, we received distributions totaling $21,046 from ONL and OREO and invested an additional $1,548 in OREO. We have a remaining commitment which expires on September 13, 2010, to invest up to an additional $37,125 in ONL and OREO, collectively.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

(3) OLS earns loan servicing and management fees from OSI and from ONL and affiliates. In determining the amount of consolidated equity in earnings to recognize, we add back our share of the loan servicing and management fee expense recognized by OSI, ONL and affiliates. During 2008, OLS earned $3,260 and $3,658 of loan servicing fees and management fees, respectively, from OSI and from ONL and affiliates. On a consolidated basis, we have recognized approximately 75% of the loan servicing and management fee revenue.

(4) Our investment in BMS Holdings represents an equity interest of approximately 45%. During the second quarter of 2008, our share of the losses of BMS Holdings reduced our investment to zero. Since we are not required to advance funds to BMS Holdings to finance operations and we are not a guarantor of any obligations of BMS Holdings, we suspended the application of the equity method of accounting for our investment in BMS Holdings. We will not resume applying the equity method until our share of BMS Holdings’ earnings exceeds our share of their losses that we did not recognize during the period when the equity method was suspended.

NOTE 13 OTHER ASSETS

          Other assets consisted of the following at December 31:

	2008	2007

Debt service accounts (1)	$58,468	$77,819
Deferred debt related costs, net	14,853	11,446
Interest earning collateral deposits	9,684	8,947
Real estate	7,771	11,483
Prepaid expenses and other	6,906	9,091

	$97,682	$118,786

(1) Under our four advance funding facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balance also includes amounts that have been set aside from the proceeds of our four match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. These funds are held in interest earning accounts.

NOTE 14 MATCH FUNDED LIABILITIES

          Match funded liabilities are obligations secured by the related match funded advances and are repaid through the cash proceeds arising from those assets. We account for and report match funded liabilities as secured borrowings with pledges of collateral. All of our match funded liabilities are secured by advances on residential loans serviced for others. The amortization date is the date on which the revolving period ends under our advance facilities and repayment of the outstanding balance must begin if the facility is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. After the amortization date, all collections that represent the repayment of advances that have been financed through the facility must be applied to reduce the balance outstanding under the facility, and any new advances under the securitizations pledged to the facility are ineligible to be financed.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

			Amortization Date	Unused Borrowing Capacity	Balance Outstanding

Borrowing Type	Interest Rate (1)	Maturity			December 31, 2008	December 31, 2007

Variable Funding Note Series 2007-1	Commercial paper rate + 200 basis points (2)	December 2014	December 2009 (2)	$80,278	$219,722	$218,590
Term Note Series 2004 -1	1-Month LIBOR + 50 basis points	October 2013	January 2008 (3)	—	—	100,000
Term Note Series 2005 -1	1-Month LIBOR + 40 basis points	March 2014	May 2008 (4)	—	—	75,000
Term Note Series 2006 -1	5.335%	November 2015 (5)	November 2009	—	165,000	165,000
Variable Funding Note (6)	Commercial paper rate + 150 basis points (6)	December 2013	December 2010	57,480	192,520	124,038
Variable Funding Note (7)	1-Month LIBOR + 500 basis points (7)	March 2011	March 2008 (7)	—	—	174,581
Advance Receivable Backed Notes	1-Month LIBOR + 200 basis points (8)	February 2011 (8)	February 2009 (8)	57,639	142,361	139,752
Advance Receivable Backed Notes	1-Month LIBOR + 250 basis points	April 2009	April 2009	62,496	237,504	—

				257,893	957,107	996,961
Basis adjustment (5)				—	4,832	4,442

				$257,893	$961,939	$1,001,403

(1) 1-Month LIBOR was 2.59% and 4.60% at December 31, 2008 and 2007, respectively.

(2) The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 200 basis points which has approximated LIBOR plus 200 basis points over time. In December 2008, the amortization date for this note was extended to December 2009.

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

(7) In March 2008, we elected not to renew or extend this facility, and the amortization period for this note began. The interest rate increased from 1-Month LIBOR plus 200 basis points to 1-Month LIBOR plus 500 basis points on January 1, 2008. By April 2008, we repaid this note in full and moved the remaining collateral to a new $300,000 match funded advance facility that closed in April 2008.

(8) In February 2008, we negotiated an increase in the maximum borrowing capacity from $140,000 to $200,000 and extended the stated maturity to February 2011 and the amortization date to February 2009. In January 2009, the lender agreed to renew this facility and to extend the amortization date to January 2010. The interest rate on the facility was increased to 1-Month LIBOR plus 400 basis points.

          In April 2008, we negotiated the issuance of an additional variable funding note under one of our match funded advance facilities. This note has a maximum borrowing capacity of $300,000. At the time of issuance, it was our intention to repay all borrowing under this note prior to the end of each month. As a result, we do not include this note in our available borrowing capacity. To date, we have borrowed only the initial note balance of $15,000, and we repaid this amount prior to April 30, 2008. There has been no subsequent borrowing under this note.

          At December 31, 2008 and 2007, match funded liabilities had a weighted average interest rate of 4.74% and 6.05%, respectively.

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

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

NOTE 15 LINES OF CREDIT AND OTHER SECURED BORROWINGS

Secured lines of credit from various unaffiliated financial institutions are as follows at December 31:

				Unused Borrowing Capacity	Balance Outstanding

Borrowings	Collateral	Interest Rate (1)	Maturity		2008	2007

Servicing:
Senior secured credit agreement – term note(2)	MSRs	1-Month LIBOR +187.5 basis points (2)	February 2010 (2)	$—	$97,987	$260,976

Loans and Residuals:
Repurchase agreement(3)	Loans held for resale or real estate	1-Month LIBOR + 800 basis points	September 2008	—	—	46,173
Class A-1 notes (3)	Loans held for resale and real estate	1-Month LIBOR + 600 basis points	April 2037	—	17,760	—
Repurchase agreement	Residual trading securities	1-Month LIBOR + 250 basis points	N/A	—	—	170
Repurchase agreement	Residual trading securities	1-Month LIBOR +125 basis points	April 2036	—	—	129

				—	17,760	46,472

Mortgage Services:
Senior secured credit agreement (4)	Commercial MSRs and advances	Prime or prime + 37.5 basis points	August 2008	—	—	4,090

Financial Services:
Revolving note	Receivables	1, 3, 6 or 12-Month LIBOR + 200 basis points or Prime less 100 basis points (5)	July 2011	8,877	1,123	—

Senior notes	Various	10.25%	January 2008	—	—	147

				8,877	1,123	147

Corporate Items & Other:
Repurchase agreement (6)	Securities	5.12 – 5.40%	N/A	—	—	28,291

				$8,877	$116,870	$339,976

(1) 1-Month LIBOR was 2.59% and 4.60% at December 31, 2008 and 2007, respectively.

(2) The interest incurred on this facility is based on LIBOR plus 187.5 basis points but could be reduced to as low as 0.10% to the extent that we have available balances on deposit with the lender. We did not renew this agreement prior to its maturity in August 2008. However, we did exercise the option contained in the facility for an 18-month term note to finance MSRs. We transferred the advance collateral to existing match funded facilities.

(3) We did not renew this repurchase agreement upon maturity in September 2008. The repurchase agreement was secured by A-rated securities that we issued in 2007 in connection with the transfer of loan and real estate collateral to OREALT, a bankruptcy remote VIE that we consolidate. In August 2008, we sold a portion of these A-rated securities with a face value of $23,200 to a third party. The notes were sold net of a discount of $928 which is being amortized to interest expense over the estimated remaining life of the notes.

(4) This facility was terminated in May 2008, when we sold the commercial MSRs that were pledged as collateral.

(5) The interest rate in effect depends on the election that we make at the time that we request an advance. At December 31, 2008, the interest rate was based on the lender’s prime rate of 3.25%.

(6) We repaid this agreement in full in April 2008 when we sold the CMOs that were pledged as collateral.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

          Each of our lines of credit contains qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and restrictions on future indebtedness, as well as the monitoring and reporting of various specified transactions or events. We are currently in compliance with these covenants.

          The weighted average interest rates on our obligations outstanding under lines of credit and other secured borrowings at December 31, 2008 and 2007 were 5.07% and 6.42%, respectively.

NOTE 16 INVESTMENT LINE

          Under this agreement, we borrowed funds each month under a revolving demand note equal to the projected average float balance and invested those funds in certain permitted investments, including auction rate securities. The custodial funds comprising most of the float balance remained on deposit in bank accounts that meet the requirements of each trust. The terms required that we sell the investments and repay the associated borrowings prior to the end of each quarter.

          As a result of failed auctions in the first quarter of 2008, we were unable to fully liquidate our investment in auction rate securities. On March 28, 2008, we executed an amendment to the Investment Line that eliminated the requirement that borrowings be repaid at quarter end, increased the annual interest rate from 0.1% to 0.35% and limited borrowings to $350,000. We recognized these securities and a corresponding liability on our balance sheet in the first quarter. On June 30, 2008, we executed an extension of this agreement through July 13, 2008.

          On July 10, 2008, in addition to further reducing the borrowing limit under the revolving demand note to $120,000, we executed another amendment to the Investment Line that created a new term note that is secured by our investment in the auction rate securities. Interest on the term note is 0.35% to the extent that we have available balances on deposit with the lender. For any portion of the outstanding balance of the term note that is in excess of the available balances, the interest rate is 1-month LIBOR plus 35 basis points. In the event that the 0.35% rate does not fairly reflect the cost to the lender in providing the funds, the lender may, with notice, adjust the rate upward to a rate not exceeding 3.35%.

          The new term note matures on June 30, 2009. The maximum borrowing has been reduced from approximately 85% of the face value of the auction rate securities at the time that the note was executed to 75% on December 31, 2008 and will be further reduced to 70% on March 30, 2009. Under the new term note, we receive the interest on the auction rate securities while the proceeds from the redemption or sale of auction rate securities are applied to the outstanding balance. If the proceeds are below the then-effective maximum borrowing percentage, we are required to make up the shortfall. If the application of proceeds to the outstanding balance results in the total outstanding balance of this note falling below 70% of the face value of the auction rate securities held, we receive one-half of sales or redemptions, and the remainder is used to pay down the Investment Line. We intend to fund the remaining reduction in the maximum borrowing rate using cash generated from operations. During 2008, we made payments totaling $99,245 that reduced the Investment Line obligation to $200,719 and the finance rate to 75% of face value.

          On September 30, 2008, when the revolving demand note expired, we repaid the borrowings in full using proceeds received from the liquidation of the investments.

NOTE 17 SERVICER LIABILITIES

          Servicer liabilities represent amounts we have collected, primarily from residential borrowers, whose loans we service, that will be deposited in custodial accounts, paid directly to an investment trust or refunded to borrowers. The following sets forth the components of servicer liabilities at December 31:

	2008	2007

Borrower payments due to custodial accounts	$67,227	$120,507
Escrow payments due to custodial accounts	5,488	7,410
Partial payments and other unapplied balances	63,036	76,567

	$135,751	$204,484

NOTE 18 DEBT SECURITIES

          Our debt securities consisted of the following at December 31:

	2008	2007

3.25% Convertible Notes due August 1, 2024	$82,355	$96,900
10.875% Capital Trust Securities due August 1, 2027	53,379	53,379

	$135,734	$150,279

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

          Each of our debt securities contain qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and restrictions on future indebtedness as well as the monitoring and reporting of various specified transactions or events. We are currently in compliance with these covenants.

          Convertible Notes. In July 2004, OCN issued $175,000 aggregate principal amount of 3.25% Convertible Notes due 2024. The Convertible Notes are senior general unsecured obligations not guaranteed by any of our subsidiaries and bear interest at the rate of 3.25% per year. Interest is payable on February 1 and August 1 of each year. The Convertible Notes mature on August 1, 2024. During 2008, we repurchased $14,545 of the Convertible Notes in the open market generating total gains of $3,595, net of the write-off of unamortized issuance costs.

          In connection with our issuance of the Convertible Notes, we incurred certain costs that we capitalized and are amortizing over the period from the date of issuance to August 1, 2009, the first date at which holders may require us to repurchase their notes. The unamortized balance of these issuance costs amounted to $390 and $1,206 at December 31, 2008 and 2007, respectively and is included in other assets.

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

          The conversion rate is 82.1693 shares of our common stock per $1 principal amount of the notes, subject to adjustment. Events that may cause the conversion rate to be adjusted primarily relate to cash dividends or other distributions to holders of our common stock. Upon conversion, we may at our option choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock. Upon the occurrence of a prorata stock dividend in connection with the spin-off of Ocwen Solutions, the conversion price will be adjusted based on the 20-day average trading price of OCN’s common stock, subsequent to the ex-dividend date.

          Beginning August 1, 2009, we may redeem all or a portion of the notes for cash for a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any.

          Holders may require us to repurchase all or a portion of their notes for cash on August 1, 2009, August 1, 2014 and August 1, 2019. Also, upon the occurrence of a “fundamental change”, Holders may redeem the notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any. A “fundamental change” is a change of control or a termination of trading in our common stock.

          Capital Trust Securities. In August 1997, Ocwen Capital Trust (OCT) issued $125,000 of 10.875% Capital Securities (the Capital Trust Securities). OCT invested the proceeds from issuance of the Capital Trust Securities in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. For financial reporting purposes, we treat OCT as a subsidiary and, accordingly, the accounts of OCT are included in our consolidated financial statements. We consolidate OCT because we own all of the Common Securities that were issued by OCT and have repurchased 57% of the Capital Trust Securities that were originally issued. We eliminate intercompany balances and transactions with OCT, including the balance of Junior Subordinated Debentures outstanding, in our consolidated financial statements.

          Holders of the Capital Trust Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year at an annual rate of 10.875% of the liquidation amount of $1,000 per Capital Security. OCN guarantees payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Trust Securities to the extent OCT has funds available. If OCN does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Trust Securities in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Accumulated distributions payable on the Capital Trust Securities amounted to $2,419 at December 31, 2008 and 2007, respectively, and are included in other liabilities.

          We have the right to defer payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 10 consecutive semiannual periods with respect to each deferral period provided that no extension period may extend beyond the stated maturity of the Junior Subordinated Debentures. Upon the termination of any such extension period and the payment of all amounts then due on any interest payment date, we may elect to begin a new extension period. Accordingly, there could be multiple extension periods of varying lengths throughout the term of the Junior Subordinated Debentures. If we defer interest payments on the Junior Subordinated Debentures, distributions on the Capital Trust Securities will also be deferred, and we may not, nor may any of our subsidiaries, (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, their capital stock or (ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. During an extension period, interest on the Junior Subordinated Debentures will continue to accrue at the rate of 10.875% per annum, compounded semiannually.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

          We may redeem the Junior Subordinated Debentures before maturity at our option subject to the receipt of any necessary prior regulatory approval, in whole or in part on or after August 1, 2007, at the redemption prices (expressed as a percentage of the principal amount) set forth below, plus accrued interest thereon, if redeemed during the twelve-month period beginning on August 1 of the years indicated below:

Percentages

2007	105.438%
2008	104.894
2009	104.350
2010	103.806
2011	103.263
2012	102.719
2013	102.175
2014	101.631
2015	101.088
2016	100.544

          On or after August 1, 2017, the redemption price will be 100%, plus accrued interest to the redemption date.

          We may also redeem the Junior Subordinated Debentures at any time, in whole (but not in part), upon the occurrence and continuation of a special event (defined as a tax event, regulatory capital event or an investment company event) at a redemption price equal to the greater of (a) 100% of the principal amount thereof or (b) the sum of the present values of the principal amount and premium payable with respect to an optional redemption of such Junior Subordinated Debentures on August 1, 2007, together with scheduled payments of interest from the prepayment date to August 1, 2007, discounted to the prepayment date on a semiannual basis at the adjusted Treasury rate plus accrued interest thereon to the date of prepayment. The Capital Trust Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption, in an amount equal to the amount of the related Junior Subordinated Debentures maturing or being redeemed and at a redemption price equal to the redemption price of the Junior Subordinated Debentures, plus accumulated and unpaid distributions thereon to the date of redemption.

          In connection with our issuance of the Capital Trust Securities, we incurred certain costs that we capitalized and are amortizing over the term of the Capital Trust Securities. The unamortized balance of these issuance costs amounted to $1,320 and $1,391 at December 31, 2008 and 2007, respectively, and is included in other assets.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

NOTE 19 BASIC AND DILUTED EARNINGS PER SHARE

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

	2008	2007	2006

Basic EPS:
Net income	$17,917	$38,597	$206,510

Weighted average shares of common stock	62,670,957	62,712,076	62,871,613

Basic EPS	$0.29	$0.62	$3.28

Diluted EPS:
Net income	$17,917	$38,597	$206,510
Interest expense on Convertible Notes, net of income tax (1)	—	2,752	2,497

Adjusted net income	$17,917	$41,349	$209,007

Weighted average shares of common stock	62,670,957	62,712,076	62,871,613
Effect of dilutive elements:
Convertible Notes (1)	—	7,962,205	7,962,205
Stock options (2)	241,205	709,855	985,671
Common stock awards	23,152	74,408	44,822

Dilutive weighted average shares of common stock	62,935,314	71,458,544	71,864,311

Diluted EPS	$0.29	$0.58	$2.91

(1) The effect of our Convertible Notes on diluted EPS is computed using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, are added back to net income. Conversion of the Convertible Notes into shares of common stock has not been assumed for purposes of computing diluted EPS for 2008 because the effect would be anti-dilutive. The effect is anti-dilutive whenever interest expense on the Convertible Notes, net of income tax, per common share obtainable on conversion exceeds basic EPS.

(2) Excludes an average of 3,062,166 options in 2008, 1,208,391 options in 2007 and 869,413 options in 2006 that were anti-dilutive because their exercise price was greater than the average market price of our stock. Also excluded are 4,897,500 options granted on July 14, 2008, for shares that would be issuable contingent on the achievement of certain performance criteria related to OCN’s stock price and an annualized rate of return to investors. See Note 22 for additional details regarding these stock options.

NOTE 20 DERIVATIVE FINANCIAL INSTRUMENTS

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

Foreign Currency Exchange Rate Risk Management

          In June 2008, we entered into foreign currency futures contracts to hedge our net investment in BOK against adverse changes in the value of the Euro versus the U.S. Dollar. We designated these derivatives as a foreign-currency net investment hedge. Net gains on these foreign currency futures were $1,038 for 2008. These gains were included in the net change in unrealized foreign currency translation adjustment in accumulated other comprehensive income.

          Our operations in India and Canada also expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

Interest Rate Management

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

          In our Loans and Residuals component, we used a combination of interest rate swaps and Eurodollar interest rate futures contracts to hedge the exposure to interest rate risk represented by our loans held for resale. We also entered into credit default swap short positions to hedge portions of our portfolio of residual and subordinate securities against the effect of credit defaults on the underlying mortgage loans. During the third quarter of 2007, we closed out our remaining Eurodollar interest rate future and credit default swap positions. None of these derivatives was designated as a hedge.

          The following table summarizes our use of derivative financial instruments during 2008:

	Notional Amounts

	Interest Rate Swaps	Interest Rate Cap	Euro Currency Futures

Balance at December 31, 2007	$165,000	$250,000	$—
Additions	—	200,000	43,024
Maturities	—	—	(32,899)
Terminations	(165,000)	—	—

Balance at December 31, 2008	$—	$450,000	$10,125

Fair value at December 31, 2008	$—	$193	$(726)

Maturity	—	January 2011 & December 2013	March 2009

          Net realized and unrealized gains (losses) included in other income (expense), net related to derivative financial instruments were $2,151, $4,670 and $1,356 for 2008, 2007 and 2006, respectively, including in 2008 the $239 loss related to the interest rate cap that we de-designated as a cash flow hedge. In addition, we recorded unrealized (losses) gains of $(3,149), $(4,944) and $502 in 2008, 2007 and 2006, respectively, that represented fair value basis adjustments on the $165,000 fixed-rate match funded term note that we had designated as part of a fair value hedging relationship that was established using the interest rate swap that we subsequently terminated in the first quarter of 2008.

NOTE 21 INCOME TAXES

          For income tax purposes, the domestic and foreign components of income from continuing operations before taxes were as follows:

	2008	2007	2006

Domestic	$31,122	$48,974	$76,083
Foreign	7,333	9,405	6,144

	$38,455	$58,379	$82,227

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

          The components of income tax expense (benefit) were as follows for the years ended December 31:

	2008	2007	2006

Current:
Federal	$9,959	$16,237	$24,604
State	1,581	3,064	2,987
Foreign	1,304	2,880	1,311

	12,844	22,181	28,902

Deferred:
Federal	1,185	(2,688)	847
State	(169)	(401)	(749)
Foreign	(482)	(1,939)	—
Provision for (reversal of) valuation allowance on deferred tax assets	1,393	(543)	(155,377)

	1,927	(5,571)	(155,279)

Total	$14,771	$16,610	$(126,377)

          Income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal corporate income tax rate of 35% as follows for the years ended December 31:

	2008	2007	2006

Expected income tax expense (benefit) at statutory rate	$13,459	$20,433	$28,047
Differences between expected and actual income tax expense (benefit)
Indefinite deferral on earnings of non-U.S. affiliates	(2,566)	(3,292)	(1,801)
State tax (after Federal tax benefit)	918	1,731	1,454
Low-income housing tax credits	(59)	(1,326)	(59)
Deferred tax asset valuation allowance benefit	1,393	(543)	(155,377)
Foreign tax	822	941	1,311
Capital loss utilization	—	(1,586)	—
FAS 123R tax expense	435	—	—
Other	369	252	48

Actual income tax expense (benefit)	$14,771	$16,610	$(126,377)

          The net deferred tax asset was comprised of the following as of December 31:

	2008	2007

Deferred tax assets:
Tax residuals and deferred income on tax residuals	$3,725	$3,884
State taxes	9,780	9,611
Accrued incentive compensation	4,208	3,002
Valuation allowance on real estate owned	3,502	3,542
Bad debt and allowance for loan losses	8,296	10,650
Mortgage servicing rights amortization	79,658	90,426
Foreign currency exchange	1,328	1,326
Net operating loss carryforward	31,281	32,893
Partnership losses and low-income housing tax credits	23,963	23,727
Foreign deferred assets	1,458	1,939
Net unrealized gains and losses on securities	20,883	6,735
Equity interest	68	—
Other	2,166	4,681

	190,316	192,416

Deferred tax liabilities:
Deferred interest income on loans	75	75
Intangibles amortization	12,533	11,890
Equity interest	—	1,921

	12,608	13,886

	177,708	178,530
Valuation allowances	(1,745)	(352)

Net deferred tax asset	$175,963	$178,178

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

          We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. Among the factors considered in this evaluation are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that can be implemented if warranted. As a result of this evaluation, we included in the tax provision an increase of $1,393 to the valuation allowance for 2008 and decreases of $298 and $155,377 to the valuation allowance for 2007 and 2006, respectively. Our determination that it was appropriate to reverse $155,377 in 2006 was primarily based on the following:

•	Cumulative taxable earnings in recent periods;

•	Positive outlook for future taxable earnings;

•	The disposal of nearly all of our non-core assets.

          At December 31, 2008, the deferred tax asset valuation allowance of $1,745 related to certain NCI-related state net operating losses that are not more likely than not to be realized in future periods.

          We adopted FIN 48 effective January 1, 2007. We decided to classify interest and penalties as a component of income tax expense. We recognized a $1,483 increase in liability for unrecognized tax items which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of December 31, 2008 and 2007, we had total unrecognized tax items of approximately $2,042 and $1,759, respectively, all of which if recognized would affect the effective tax rate.

          Our major jurisdiction tax years that remain subject to examination are our U.S. federal tax return for the years ended December 31, 2005 through the present and our India corporate tax returns for the years ended March 31, 2003 through the present. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2008 is as follows:

	2008	2007

Balance at January 1	$1,759	$1,483
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	1,068	419
Reductions for tax positions of prior years	(540)	—
Lapses in statutes of limitation	(245)	(143)

Balance at December 31	$2,042	$1,759

          At December 31, 2008, we had net operating loss carryforwards of $68,878 that related to realized built-in losses from the acquisition of Ocwen Asset Investment Corporation.  Utilization of these carry-forwards is subject to an annual IRC section 382 limitation of $5,700.

          An additional $20,496, representing the net operating losses of NCI, which was acquired by OCN on June 6, 2007, are subject to the IRC section 382 limitation. The annual limitation on these net operating losses amounts to approximately $1,251.

          At December 31, 2008, we did not have any remaining capital loss carryforwards, and we had tax credit carryforwards of $16,515 related to our low-income housing tax credits.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

NOTE 22 EMPLOYEE COMPENSATION AND BENEFIT PLANS

          We maintain a defined contribution plan to provide post retirement benefits to our eligible employees. We also maintain additional compensation plans for certain employees. We designed these plans to facilitate a pay-for-performance policy, further align the interests of our officers and key employees with the interests of our shareholders and assist in attracting and retaining employees vital to our long-term success. These plans are summarized below.

Retirement Plan

          We maintain a defined contribution 401(k) plan. We match 50% of each employee’s contributions, limited to 2% of the employee’s compensation. Our contributions to the 401(k) plan were $469, $453 and $458 for the years ended December 31, 2008, 2007 and 2006, respectively.

Annual Incentive Plan

          The Ocwen Financial Corporation Amended 1998 Annual Incentive Plan (the AIP) is our primary incentive compensation plan for executives and other key employees. Under the terms of the AIP, participants can earn cash and equity-based awards as determined by the Compensation Committee of the Board of Directors. The awards are generally based on objective performance criteria established by the Committee which includes corporate profitability, growth in our core businesses, meeting budget objectives and achieving cost savings through Six Sigma initiatives. The Committee may at its discretion adjust performance measurements to reflect significant unforeseen events. In 2007, the stockholders approved the 2007 Equity Incentive Plan (the 2007 Equity Plan) to replace the 1991 Non-Qualified Stock Option Plan. The 2007 Equity Plan authorizes the grant of stock options, restricted stock or other equity-based awards to employees.

          For service years 2008 and 2007, annual incentive compensation was awarded entirely in cash. Under an equity incentive program described below, stock options were awarded to eight members of senior management on July 14, 2008.

          The following table provides a summary of our stock option activity for the years ended December 31:

	2008		2007		2006

	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding at beginning of year	3,230,526	$9.50	3,212,031	$8.42	4,280,475	$8.25
Granted	6,530,000	8.00	475,999	11.88	—	—
Exercised	(3,008)	2.30	(263,398)	5.80	(972,056)	7.84
Forfeited	(328,566)	18.82	(194,106)	18.01	(96,388)	6.82

Outstanding at end of year	9,428,952	8.14	3,230,526	9.50	3,212,031	8.42

Exercisable at end of year	2,585,799	8.20	2,567,886	9.20	2,447,199	9.00

          The following table summarizes information about our stock options outstanding at December 31, 2008:

		Options Outstanding		Options Exercisable

Award Year	Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price

2008	$8.00	6,530,000	$8.00	10	—	$—
2006	11.88	432,596	11.88	8	283,681	11.88
2005	9.64	323,972	9.64	7	203,844	9.64
2004	4.92 – 10.60	466,948	9.07	4	422,838	9.18
2003	6.18 – 10.73	230,071	9.85	5	230,071	9.85
2002	1.87 – 2.81	252,671	2.52	4	252,671	2.52
2001	5.79 – 12.55	667,664	9.31	3	667,664	9.31
2000	4.09 – 7.40	412,950	4.79	2	412,950	4.79
1999	6.25	78,279	6.25	1	78,279	6.25
1998	12.31	33,801	12.31	(a)	33,801	12.31

		9,428,952			2,585,799

(a) These options expired without being exercised on January 31, 2009.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

          Stock options awarded prior to 2008 generally vest ratably over a five–year period including the award year. The contractual term of all options granted is ten years from the grant date, except where employment terminates by reason of retirement, in which case the option will terminate no later than three years after such retirement or the end of the option term, whichever is earlier. Compensation expense related to options is measured based on the grant-date fair value of the options using either the Black-Scholes option-pricing model or a lattice (binomial) model as appropriate based on the vesting condition of the award. Included in compensation expense for the years ended December 31, 2008, 2007 and 2006 was $1,569, $3,048 and $1,120, respectively, related to stock options. Excluding the market-based options described below, the net aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2008 was $3,950 and $2,962, respectively. The total intrinsic value of stock options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, was $13 for 2008. The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2008 was 8 years and 4 years, respectively. As of December 31, 2008, unrecognized compensation costs related to non-vested stock options amounted to $5,817, which will be recognized over a weighted-average remaining requisite service period of approximately 3.4 years.

          On July 14, 2008, the Compensation Committee of OCN’s Board of Directors approved an equity incentive program pursuant to which eight members of our senior management team were granted options to purchase a total of 6,840,000 shares of OCN’s common stock under the 2007 Equity Incentive Plan. Of the 6,840,000 shares granted, the grant of 310,000 shares to one member of senior management is contingent upon the occurrence of both the spin of Ocwen Solutions and the post-spin approval of a new equity incentive plan at Ocwen Solutions.  Accordingly, 6,530,000 options are outstanding at December 31, 2008.

          These options have an exercise price of $8.00 per share, which was approximately 40% higher than the closing price of OCN’s stock on the day of the Compensation Committee’s approval. The vesting schedule for the options has a time-based component, in which 25%, or 1,632,500 of the options vest in equal increments over four years, and a market-based component, in which up to 75%, or 4,897,500 of the options could vest in equal increments over four years commencing upon the achievement of certain performance criteria related to OCN’s stock price and the annualized rate of return to investors. Two-thirds of the market-based options would begin to vest over four years if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third of the market-based options would begin to vest over four years if the stock price realizes a 25% gain, so long as it is at least triple the exercise price. Compensation expense related to this option grant totaled $619 for 2008 and was measured based on the grant-date fair value of the options. The fair value of the time-based options was determined using the Black-Scholes options pricing model, while a lattice (binomial) model was used to determine the fair value of the market-based options using the following assumptions as of the grant date.

	Black-Scholes		Binomial

	2008	2006	2008

Risk-free interest rate	3.48%	4.78%	2.15 – 4.28%
Expected stock price volatility	38%	33%	38 – 46%
Expected dividend yield	—	—	—
Expected option life (in years)	5	5	—
Contractual life (in years)	—	—	10
Fair value	$1.01	$6.25	$0.87 and $0.65

          No options were granted in 2007.

          In addition to stock options, the Compensation Committee has also awarded common stock to employees. These awards are granted at no cost to the employee and vest ratably over a three-year period including the award year. The shares are issued to the employee upon vesting. We did not grant any shares for the 2008 and 2007 service years; however, during 2007 we awarded 154,553 shares to compensate employees for the loss in fair value from the exchange of stock options that were noncompliant under IRC section 409A. Shares granted for the 2006 and 2005 service years were 97,697 and 123,368, respectively. At December 31, 2008, a total of 55,076 shares were unvested. Included in this amount were 24,334 shares relating to the IRC section 409A remediation which vest through 2010. The fair value of these stock awards is recognized as compensation expense ratably over the vesting period. Included in compensation expense for 2008, 2007 and 2006 was $420, $1,182 and $595, respectively, relating to these stock awards.

NOTE 23 STOCKHOLDERS’ EQUITY

          On May 9, 2000, we announced that our Board of Directors authorized the repurchase of up to 6,000,000 of our issued and outstanding shares of common stock. To date, we have repurchased 431,100 shares under this plan (all in 2004). We may still purchase a total of 5,568,900 shares under this plan. On May 9, 2006, we purchased one million shares from a company controlled by a member of OCN’s Board of Directors at a price of $11.00 per share. On May 1, 2007, we purchased an additional one million shares from two companies controlled by that same member of OCN’s Board of Directors at a price of $14.52 per share. We did not purchase any of our common shares during 2008.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

NOTE 24 SERVICING AND SUBSERVICING FEES

          The following table presents the components of servicing and subservicing fees for the years ended December 31:

	2008	2007	2006

Loan servicing and subservicing fees	$215,817	$233,688	$210,212
Receivables management and recovery fees	56,186	35,536	6,946
Late charges	45,985	39,665	37,862
Loan collection fees	11,336	12,817	10,288
Custodial accounts (float earnings) (1)	11,005	29,318	48,292
Other	27,697	28,253	26,984

	$368,026	$379,277	$340,584

(1) For 2008, float earnings included $10,696 of interest income from our investment in auction rate securities.

NOTE 25 OTHER OPERATING EXPENSES

          Other operating expenses consist primarily of employee travel related costs, amortization of intangibles, provisions for bad debts and bank charges.

NOTE 26 INTEREST INCOME

          The following table presents the components of interest income for each category of our interest-earning assets for the years ended December 31:

	2008	2007	2006

Interest earning cash and short-term cash investments	$2,011	$2,153	$1,811
Trading securities:
Investment grade	598	4,412	3,617
Subordinates and residuals	4,259	10,445	17,021
Certificates of deposit	—	2,200	309
Loans	7,828	10,441	24,851

	$14,696	$29,651	$47,609

NOTE 27 INTEREST EXPENSE

          The following table presents the components of interest expense for each category of our interest-bearing liabilities for the years ended December 31:

	2008	2007	2006

Match funded liabilities	$57,985	$41,541	$23,061
Lines of credit and other secured borrowings	13,987	20,661	19,858
Debt securities:
Convertible Notes	3,488	3,896	3,913
Capital Trust Securities	5,805	5,808	5,807
Investment Line	1,055	—	—
Other	504	764	732

	$82,824	$72,670	$53,371

NOTE 28 BUSINESS SEGMENT REPORTING

          Effective January 1, 2008, we realigned and expanded our business segments in conjunction with implementing our revised business strategy which included managing the business through two distinct lines of business. Our previous segments, Residential Servicing, Ocwen Recovery Group and Residential Origination Services, were realigned into two lines of business, Ocwen Asset Management and Ocwen Solutions. Ocwen Asset Management includes our core residential servicing business, equity investments in asset management vehicles and our remaining investments in subprime loans and residual securities. Ocwen Solutions, our knowledge-based business process outsourcing (BPO) operation, includes our residential fee-based loan processing businesses, all of our technology platforms, our unsecured collections business and our equity interest in BMS Holdings. We have realigned our internal planning and operating structure to give support and focus to these operations. Our business segments reflect the internal reporting that we have used to evaluate operating performance and to assess the allocation of our resources. Our segments are based upon our organizational structure that focuses primarily on the products and services offered. Segment results for prior periods have been restated to conform to the current segment structure.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

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

•

Technology Products. This segment includes revenues from our REAL suite of applications that support our servicing business as well as the servicing and origination businesses of external customers. These products include REALServicing™, REALResolution™, REALTransSM, REALSynergy™ and REALRemit™. REALServicing™ is the core residential loan servicing application used by OCN. This segment also earns fees from providing technology support services to OCN that cover IT enablement, call center services and third-party applications. The results of our 45% equity investment in BMS Holdings, which provides technology-based case management solutions to trustees, law firms and debtor companies that administer cases in the federal bankruptcy system, is also included in this segment. The results of BMS Holdings were previously included in Corporate Items and Other. During the second quarter of 2008, Technology Products began charging Servicing and other segments for technology services according to a market-based rate card instead of the cost-based method that was previously used. As a result, the revenues of Technology Products are approximately $6,000 greater for 2008, than they would have been if the cost-based system had continued to be used. This increase in revenues by segment for 2008 was approximately $3,800 for Servicing, $500 for Mortgage Services, $1,500 for Financial Services and $200 for Corporate Items and Other.

          Corporate Items and Other. We report items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash and the related costs of financing these investments and certain other corporate expenses in Corporate Items and Other. Our Convertible Notes and Capital Trust Securities are also included in Corporate Items and Other.

          We allocate interest income and expense to each business segment for funds raised or funding of investments made. We also allocate expenses generated by corporate support services to each business segment.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

          Financial information for our segments is as follows:

	Ocwen Asset Management			Ocwen Solutions			Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

	Servicing	Loans and Residuals	Asset Management Vehicles	Mortgage Services	Financial Services	Technology Products

Results of Operations
For the year ended December 31, 2008
Revenue (1)(2)	$340,725	$—	$3,664	$58,733	$73,835	$45,283	$156	$(30,268)	$492,128
Operating expenses (1)(3)(4)	164,292	3,025	4,113	46,299	79,757	35,895	18,743	(28,769)	323,355

Income (loss) from operations	176,433	(3,025)	(449)	12,434	(5,922)	9,388	(18,587)	(1,499)	168,773

Other income (expense), net:
Interest income	1,004	11,361	—	147	16	—	2,168	—	14,696
Interest expense	(75,835)	(3,177)	—	(200)	(1,977)	(573)	(1,062)	—	(82,824)
Other (1)(2)	(832)	(19,836)	(9,364)	917	8	(5,235)	(29,347)	1,499	(62,190)

Other income (expense), net	(75,663)	(11,652)	(9,364)	864	(1,953)	(5,808)	(28,241)	1,499	(130,318)

Income (loss) from continuing operations before income taxes	$100,770	$(14,677)	$(9,813)	$13,298	$(7,875)	$3,580	$(46,828)	$—	$38,455

For the year ended December 31, 2007
Revenue (1)	$343,648	$352	$1,444	$73,852	$41,292	$36,235	$1,162	$(17,324)	$480,661
Operating expenses (1)(3)	219,322	4,191	829	59,603	47,110	33,714	5,775	(18,678)	351,866

Income (loss) from operations	124,326	(3,839)	615	14,249	(5,818)	2,521	(4,613)	1,354	128,795

Other income (expense), net:
Interest income	1,146	20,485	—	110	6	—	7,904	—	29,651
Interest expense	(57,978)	(7,499)	—	(504)	(1,305)	(537)	(4,847)	—	(72,670)
Other (1) (5) (6)	(2,145)	(17,469)	(774)	(271)	30	6,984	(12,398)	(1,354)	(27,397)

Other income (expense), net	(58,977)	(4,483)	(774)	(665)	(1,269)	6,447	(9,341)	(1,354)	(70,416)

Income (loss) from continuing operations before income taxes	$65,349	$(8,322)	$(159)	$13,584	$(7,087)	$8,968	$(13,954)	$—	$58,379

For the year ended December 31, 2006
Revenue (1)	$342,281	$226	$—	$67,780	$7,666	$34,629	$118	$(21,370)	$431,330
Operating expenses (1)(3)	229,595	20,377	29	59,446	8,392	35,579	8,746	(22,509)	339,655

Income (loss) from operations	112,686	(20,151)	(29)	8,334	(726)	(950)	(8,628)	1,139	91,675

Other income (expense), net:
Interest income	488	39,423	—	57	—	—	7,643	(2)	47,609
Interest expense	(30,637)	(18,393)	—	(226)	—	(583)	(3,534)	2	(53,371)
Other (1)	(198)	(5,457)	—	251	340	2,095	422	(1,139)	(3,686)

Other income (expense), net	(30,347)	15,573	—	82	340	1,512	4,531	(1,139)	(9,448)

Income (loss) from continuing operations before income taxes	$82,339	$(4,578)	$(29)	$8,416	$(386)	$562	$(4,097)	$—	$82,227

Total Assets
December 31, 2008(2)	$1,416,615	$67,317	$26,755	$3,558	$58,707	$8,906	$665,874	$(9,720)	$2,238,012
December 31, 2007	$1,710,947	$102,398	$74,242	$24,149	$67,149	$17,885	$406,894	$(8,968)	$2,394,696
December 31, 2006	$1,130,532	$173,655	$—	$16,446	$360	$60,107	$628,474	$169	$2,009,743

(1) Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered. Intersegment billings are as follows:

	Servicing	Asset Management Vehicles	Mortgage Services	Technology Products	Business Segments Consolidated

For the year ended December 31, 2008	$7,148	$913	$27	$33,720	$41,808
For the year ended December 31, 2007	$2,758	$—	$194	$19,499	$22,451
For the year ended December 31, 2006	$1,391	$—	$2,214	$19,495	$23,100

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

(2) Servicing has a contractual right to receive interest income on float balances. However, Corporate controls investment decisions associated with the float balances. Accordingly, Servicing receives revenues generated by those investments that are associated with float balances but are reported in Corporate Items and Other. Gains and losses associated with Corporate investment decisions are recognized in Corporate Items and Other.

(3) Depreciation and amortization expense are as follows:

	Servicing	Loans and Residuals	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Business Segments Consolidated

For the year ended December 31, 2008:
Depreciation expense	$54	$10	$70	$415	$7,443	$1,725	$9,717
Amortization of MSRs	52,187	—	274	—	—	—	52,461
Amortization of intangibles	—	—	—	2,554	—	—	2,554

For the year ended December 31, 2007:
Depreciation expense	$82	$12	$366	$558	$6,289	$1,937	$9,244
Amortization of MSRs	99,118	—	832	—	—	—	99,950
Amortization of intangibles	—	—	—	1,555	—	—	1,555

For the year ended December 31, 2006:
Depreciation expense	$143	$53	$426	$80	$9,821	$1,931	$12,454
Amortization of MSRs	110,518	—	227	—	—	—	110,745
Amortization of intangibles	—	—	—	—	—	—	—

(4) Operating expenses for 2008 include $9,532 of due diligence and other costs in Corporate Items and Other that we recognized in the first quarter related to the “going private” proposal terminated in March 2008, by mutual agreement of the parties.

(5) Other expense for 2007 includes a loss of $8,673 in Corporate Items and Other that resulted from the early redemption of CDs during the third quarter that we had acquired at a discount.

(6) Other expense of the Loans and Residuals segment for 2007 includes unrealized losses on subordinate and residual trading securities of $29,031 and a gain of $25,587 from the sale of the UK residuals.

NOTE 29 REGULATORY REQUIREMENTS

          Effective June 30, 2005, the Bank terminated its status as a federal savings bank. Prior to returning its original thrift charter to the Office of Thrift Supervision (OTS), the Bank operated as a federal savings bank, and OCN was a registered savings and loan holding company. Our primary regulatory authority was the OTS.

          Pursuant to the conditions set forth in the OTS approval, OCN entered into an agreement (the Guaranty) in favor of the OTS and any holders of claims with respect to liabilities assumed by OLS from the Bank (the Assumed Liabilities). Assumed Liabilities include all legal actions against the Bank. Assumed liabilities do not include the customer deposit and other liabilities that were assumed by Marathon National Bank of New York (Marathon) in connection with the Branch Purchase and Deposit Assumption agreement. The Guaranty contains affirmative covenants relating to the maintenance of a $5,000 cash collateral account, reporting requirements, transactions with affiliates, preservation of the existence of our subsidiaries and maintenance of not less than $35,000 of unencumbered financial assets. As of December 31, 2008, we were in compliance with all of the covenants specified in the Guaranty.

          Pursuant to the Guaranty, we also agreed to certain limits on the incurrence of debt, merger or sale transactions, disposition of assets and payment of dividends. Among these limits, we agreed that we would not declare or pay any dividends on or acquire any of our capital stock or other ownership interests or make any distributions or return of capital to our stockholders, partners or members, except for (i) such dividends or distributions that are payable only in OCN’s common stock or (ii) such declarations, dividends, acquisitions, distributions or returns of capital in cash or other property if we maintain a minimum net worth of $333,000 and rating of B2 from Moody’s and B- from S&P on our unsecured, non credit-enhanced debt and any such capital distributions do not exceed our consolidated net income for the year plus our retained earnings for the two preceding years.

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

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

NOTE 30 COMMITMENTS AND CONTINGENCIES

Litigation

          The liability, if any, for the claims noted below against Ocwen Federal Bank FSB (the Bank) has been assumed by OLS as successor in interest under an Assignment and Assumption Agreement, dated June 28, 2005, whereby OLS assumed all of the Bank’s remaining assets and liabilities, including contingent liabilities, in connection with its voluntary termination of its status as a federal savings bank.

          On April 13, 2004, the United States Judicial Panel on Multi-district Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs’ mortgage loans into a single proceeding pending in the United States District Court for the Northern District of Illinois styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the MDL Proceeding). Currently, there are approximately 64 lawsuits against the Bank and/or OCN consolidated in the MDL Proceeding involving 98 mortgage loans that we currently service or previously serviced. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. On April 25, 2005, the trial court entered an Opinion and Order granting the Bank partial summary judgment finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees, foreclosure-related fees and other legitimate default-related fees. The trial court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs’ claims challenge the propriety of the above-mentioned fees. On May 19, 2006, plaintiffs filed an Amended Consolidated Class Action Complaint (Amended Complaint) containing various claims under federal statutes, including the Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act and bankruptcy laws, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees, property inspection fees and bankruptcy-related fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Amended Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave to amend further their pleadings or otherwise seek damages should the matter proceed to trial. On June 22, 2007, after hearing Ocwen’s interlocutory appeal from the trial court’s denial of a motion to dismiss on federal preemption grounds, the Seventh Circuit issued an opinion holding that many of the claims were preempted or failed to satisfy the pleading requirements of the applicable rules of procedure and directing the trial judge to seek clarification from the plaintiffs so as to properly determine which particular claims are to be dismissed. On September 24, 2007, plaintiffs filed a Second Amended Complaint, which contains servicing practices allegations similar to those set forth in the prior version of their Complaint. Defendants have filed a motion to dismiss the Second Amended Consolidated Class Action Complaint on the grounds that the claims are preempted and are otherwise deficient as a matter of law. That motion is now fully briefed and submitted to the Court. We believe the allegations in the MDL Proceeding are without merit and will continue to vigorously defend against them.

          On November 3, 2004, the trial judge in litigation brought by Cartel Asset Management, Inc. (Cartel) against OCN, the Bank and Ocwen Technology Xchange, Inc. (OTX), a subsidiary that has been dissolved, in federal court in Denver, Colorado, entered final judgment in the amount of $520 against OTX and nominal damages of two dollars against the Bank. In so doing, the judge reduced a prior jury verdict in the amount of $9,320 after trial on this matter involving allegations of misappropriation of trade secrets and contract-related claims brought by a former vendor. Notwithstanding the nominal damage award against the Bank, it was assessed a statutory award to Cartel of attorneys’ fees in an additional amount of $170, and the Bank and OTX were further assessed costs in the amount of $9. On September 18, 2007, the United States Court of Appeals for the Tenth Circuit upheld the damage award against OTX and remanded the case for a new trial on damages against the Bank. On December 10, 2007, we paid the full amount of the judgment against OTX, including accrued interest. On March 24, 2008, the trial court entered an order joining OLS, in its capacity as the Bank’s successor-in-interest, and OCN, in its capacity as guarantor of the Bank’s obligations, as additional defendants. The trial court has not yet set a date for the new trial against the Bank, OLS and OCN. We do not believe that Cartel is entitled to additional damages, if any, in an amount that would be material to our financial condition, results of operations or cash flows, and we intend to continue to vigorously defend against this matter.

          On September 13, 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc. (ABFS) brought an action against multiple defendants, including OLS, in Bankruptcy Court in Delaware. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by OLS of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. OLS brought a separate action against the Trustee, in his representative capacity, seeking damages of approximately $2,500 arising out of the ABFS MSRs purchase transaction. OLS’ separate action against the Trustee was dismissed by agreement without prejudice with the right to replead such claims as counterclaims in the Trustee’s action or otherwise as a separate action should the Trustee’s action be dismissed. By opinion dated February 13, 2007, the Court granted OLS’ motion to dismiss some claims but refused to dismiss others. The Court allowed the Trustee leave to file an Amended Complaint, which the Trustee filed on March 13, 2007. The Amended Complaint sets forth claims against all of the original defendants and as against OLS alleges turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. On March 20, 2008, the Court denied OLS’ motion to dismiss. On April 28, 2008, OLS answered the Amended Complaint denying all charges and filed a Counterclaim for breach of contract, fraud, negligent misrepresentation and indemnification in connection with the MSR purchase transaction. Fact discovery is complete and expert discovery is in progress. We believe that the Trustee’s allegations against OLS are without merit and intend to continue to vigorously defend against this matter.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

          In 2008, Ocwen along with Bankruptcy Management Solutions, Inc., the wholly owned subsidiary of BMS Holdings, commenced separate arbitrations before the Financial Industry Regulatory Authority against Goldman Sachs & Co., Banc of America Securities LLC, and Citigroup Global Markets, Inc. (collectively the Broker/Dealers) primarily alleging fraud, breach of duty and statutory violations arising out of the sale of AAA-rated student loan auction rate securities (SLARS) backed by the Federal Family Education Loan Program. Ocwen purchased the SLARS based on the Broker/Dealer representation that the SLARS were liquid securities which could be sold at regularly scheduled auctions to meet the Investment Line requirement to pay the borrowings at quarter end. The Broker/Dealers represented that the SLARS would remain liquid because if there were not sufficient buyers in the auctions, the Broker/Dealers would purchase to make the auctions succeed. Contrary to those representations, in February 2008, the Broker/Dealers stopped supporting the SLARS auctions and the market for SLARS became illiquid. Ocwen seeks to require the Broker/Dealers to repurchase the SLARS at par (aggregating $199,275), and pay consequential damages, potentially including damages related to the repayment of the Investment Line, and punitive damages.

          OCN is subject to various other pending legal proceedings. In our opinion, the resolution of those proceedings will not have a material effect on our financial condition, results of operations or cash flows.

Tax matters

          On December 28, 2006, the India tax authorities issued an income tax assessment order (the Order) with respect to IT Enabled services performed for OCN by its wholly-owned Indian subsidiary, OFSPL. The Order relates to the assessment year 2004-05 and determined that the percent mark-up on operating costs with respect to the IT enabled and software development services that OFSPL provided to OCN was insufficient. The proposed adjustment would impose upon OFSPL additional tax of INR 45,290 ($935) and interest of INR 14,922 ($308) for the Assessment Year 2004-05. On December 15, 2008, the India tax authorities issued an additional income tax assessment order (the Second Order) with respect to assessment year 2005-06. The proposed adjustment would impose upon OFSPL additional tax of INR 23,225 ($479) and interest of INR 10,200 ($211) for the Assessment Year 2005-06. In accordance with standard Indian procedures, penalties may also be assessed in the future in connection with the assessment.

          OCN and OFSPL intend to vigorously contest the Order, the Second Order and the imposition of tax and interest and do not believe they have violated any statutory provision or rule. OFSPL has filed domestic appeals with the India Commissioner of Income Tax (Appeals) in response to the Order and Second Order. On March 16, 2007, OCN filed a request for Competent Authority Assistance with the Internal Revenue Service under the United States – India Income Tax Treaty. On January 23, 2009, OCN filed a request with the Internal Revenue Service to include Assessment Year 2005-2006 in its Competent Authority case.

          Due to the uncertainties inherent in the Appeals and Competent Authority processes, OCN and OFSPL cannot currently estimate any additional exposure beyond the amount detailed in the Order. We also cannot predict when these tax matters will be resolved. The Competent Authority Assistance filing should preserve OCN’s right to credit any potential India taxes against OCN’s U.S. taxes.

Commitments and Other

          We lease certain of our premises and equipment under capital leases and non-cancelable operating leases with terms expiring through 2019 exclusive of renewal option periods. Our annual aggregate minimum rental commitments under these leases are summarized as follows:

	Capital	Operating

2009	$624	$4,913
2010	530	4,619
2011	11	3,610
2012	—	1,815
2013	—	990
Thereafter	—	2,533

Total minimum lease payments	1,165	$18,480

Amount representing interest	(131)

Present value of minimum lease payments	$1,034

          We converted rental commitments for our facilities outside the United States of America to U.S. dollars using exchange rates in effect at December 31, 2008. Rent expense for 2008, 2007 and 2006 was $7,815, $6,530 and $4,380, respectively.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

NOTE 31 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarters Ended

	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008

Revenue	$111,391	$121,261	$131,225	$128,251
Operating expenses	76,556	77,458	81,265	88,076

Income from operations	34,835	43,803	49,960	40,175
Other expense	(37,673)	(19,394)	(42,524)	(30,727)

Income from continuing operations before income taxes	(2,838)	24,409	7,436	9,448
Income tax expense	652	8,662	2,143	3,314

Income from continuing operations	(3,490)	15,747	5,293	6,134
Loss from discontinued operations, net of taxes	(195)	(186)	(5,182)	(204)

Net income	$(3,685)	$15,561	$111	$5,930

Basic earnings per share
Income from continuing operations	$0.06	$0.25	$0.08	$0.09
Loss from discontinued operations	—	—	(0.08)	—

Net income	$0.06	$0.25	$0.00	$0.09

Diluted earnings per share
Income from continuing operations	$0.06	$0.23	$0.08	$0.09
Loss from discontinued operations	—	—	(0.08)	—

Net income	$0.06	$0.23	$0.00	$0.09

	Quarters Ended

	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007

Revenue	$123,402	$125,350	$116,926	$114,983
Operating expenses	88,766	91,644	86,555	84,901

Income from operations	34,636	33,706	30,371	30,082
Other income (expense)	(47,737)	(23,564)	11,823	(10,938)

Income (loss) from continuing operations before income taxes	(13,101)	10,142	42,194	19,144
Income tax expense (benefit)	(8,405)	3,882	14,759	6,374

Income (loss) from continuing operations	(4,696)	6,260	27,435	12,770
Loss from discontinued operations, net of taxes	(2,229)	(309)	(244)	(390)

Net income (loss)	$(6,925)	$5,951	$27,191	$12,380

Basic earnings per share
Income (loss) from continuing operations	$(0.08)	$0.10	$0.43	$0.21
Loss from discontinued operations	(0.03)	—	—	(0.01)

Net income (loss)	$(0.11)	$0.10	$0.43	$0.20

Diluted earnings per share
Income (loss) from continuing operations	$(0.08)	$0.09	$0.39	$0.19
Loss from discontinued operations	(0.03)	—	—	(0.01)

Net income (loss)	$(0.11)	$0.09	$0.39	$0.18

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2008, 2007 AND 2006
(Dollars in thousands, except share data)

NOTE 32 SUBSEQUENT EVENTS

          In February 2009, we repurchased $25,910 of our 3.25% Convertible Notes in the open market at a price equal to 95% of the principal amount. We recognized total losses of $938 on these repurchases, net of the write-off of unamortized issuance costs.

          On January 21, 2009, Fitch Ratings announced that it had downgraded several tranches of auction rate securities from ‘AAA’ to ‘BBB’. Auction rate securities we hold, with a par value of $70,350 at December 31, 2008, were affected by this ratings action. On January 28, 2009 and February 19, 2009, respectively, Moody’s Investors Services, Inc. announced that it had downgraded several tranches of auction rate securities from ‘BBB’ to ‘B’ and from ‘AAA’ to ‘A’. Auction rate securities we hold, with a par value of $70,350 and $7,500 at December 31, 2008, were affected by the ratings actions from ‘BBB’ to ‘B’ and from ‘AAA’ to ‘A’, respectively. The AAA rating from Standard and Poor’s Ratings Services has not been revised.

          On February 6, 2009, we sold residential MSRs with a carrying value of $246 for a minimal gain.  We will continue to service the mortgage loans under a subservicing agreement.  This transaction resulted in a taxable gain.

          On February 18, 2009, the President announced the Homeowner Affordability and Stability Plan. On March 4, 2009, the Administration announced U.S. Department of the Treasury guidelines to enable servicers to begin modifications of eligible mortgages under the Homeowner Affordability and Stability Plan. The “Make Home Affordable Plan” provides a financial incentive for us to modify qualifying loans, in accordance with the plan’s guidelines and requirements. We intend to be an active participant in this plan and expect it to impact our revenue and profits. Of the loans modified in 2008, we believe that 38,809 would qualify under the requirements of this plan. In January and February 2009, we modified 8,793 loans which we believe meet the requirements of this plan. Under the plan, we receive an annual financial incentive for up to four years, provided certain conditions are met. At the same time, however, we forego accrued late fees incurred in the year of modification for each qualifying loan modification.