Form 10-Q
period 2009-03-31
OCWEN FINANCIAL CORP
filed 2009-05-07
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: __________________to _________________

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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Number of shares of Common Stock, $0.01 par value, outstanding as of May 1, 2009: 67,434,998 shares.

OCWEN FINANCIAL CORPORATION
FORM 10-Q

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

          Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” below and the following:

•	availability of adequate and timely sources of liquidity;
•	delinquencies, advances and availability of servicing;
•	general economic and market conditions;
•	uncertainty related to government programs, regulations and policies; and
•	uncertainty related to dispute resolution and litigation.

          Further information on the risks specific to our business are detailed within this report and our other reports and filings with the Securities and Exchange Commission, including our Annual report on Form 10-K for the year ended December 31, 2008, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Forward-looking statements speak only as of the date they are made and should not be relied upon. Ocwen Financial Corporation undertakes no obligation to update or revise forward-looking statements.

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31, 2009	December 31, 2008

		(As Adjusted)

Assets
Cash	$158,855	$201,025
Trading securities, at fair value
Investment grade auction rate	238,161	239,301
Subordinates and residuals	4,028	4,369
Loans held for resale, at lower of cost or fair value	44,670	49,918
Advances	172,459	102,085
Match funded advances	881,244	1,100,555
Mortgage servicing rights	140,603	139,500
Receivables, net	49,433	42,798
Deferred tax assets, net	167,913	175,145
Intangibles, including goodwill of $9,836	45,589	46,227
Premises and equipment, net	11,799	12,926
Investments in unconsolidated entities	22,115	25,663
Other assets	92,647	97,588

Total assets	$2,029,516	$2,237,100

Liabilities and Equity
Liabilities
Match funded liabilities	$790,300	$961,939
Lines of credit and other secured borrowings	144,065	116,870
Investment line	186,568	200,719
Servicer liabilities	90,365	135,751
Debt securities	108,843	133,367
Other liabilities	82,697	78,813

Total liabilities	1,402,838	1,627,459

Commitments and Contingencies (Note 20)

Equity
Ocwen Financial Corporation stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 62,963,498 and 62,716,530 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	630	627
Additional paid-in capital	205,262	203,195
Retained earnings	418,646	403,537
Accumulated other comprehensive income, net of income taxes	1,836	1,876

Total Ocwen Financial Corporation stockholders’ equity	626,374	609,235
Minority interest in subsidiaries	304	406

Total equity	626,678	609,641

Total liabilities and equity	$2,029,516	$2,237,100

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	For the three months ended March 31,

	2009	2008

		(As Adjusted)

Revenue
Servicing and subservicing fees	$78,810	$98,214
Process management fees	33,692	26,950
Other revenues	2,088	3,087

Total revenue	114,590	128,251

Operating expenses
Compensation and benefits	28,545	30,086
Amortization of servicing rights	10,041	14,014
Servicing and origination	12,638	14,411
Technology and communications	4,808	5,270
Professional services	7,186	14,749
Occupancy and equipment	6,046	6,533
Other operating expenses	3,002	3,012

Total operating expenses	72,266	88,075

Income from operations	42,324	40,176

Other income (expense)
Interest income	2,165	4,813
Interest expense	(16,663)	(26,070)
Loss on trading securities	(380)	(12,023)
Gain on debt repurchases	534	—
Loss on loans held for resale, net	(4,554)	(4,509)
Equity in earnings of unconsolidated entities	27	6,955
Other, net	(189)	(925)

Other expense, net	(19,060)	(31,759)

Income from continuing operations before income taxes	23,264	8,417
Income tax expense	8,037	2,939

Income from continuing operations	15,227	5,478
Loss from discontinued operations, net of income taxes	(188)	(204)

Net income	15,039	5,274
Net loss (income) attributable to minority interest in subsidiaries	70	(2)

Net income attributable to Ocwen Financial Corporation (OCN)	$15,109	$5,272

Basic earnings per share
Income from continuing operations attributable to OCN common shareholders	$0.24	$0.09
Loss from discontinued operations attributable to OCN common shareholders	—	(0.01)

Net income attributable to OCN common shareholders	$0.24	$0.08

Diluted earnings per share
Income from continuing operations attributable to OCN common shareholders	$0.24	$0.09
Loss from discontinued operations attributable to OCN common shareholders	—	(0.01)

Net income attributable to OCN common shareholders	$0.24	$0.08

Weighted average common shares outstanding
Basic	62,750,010	62,567,972
Diluted	67,871,466	62,814,449

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the three months ended March 31,

	2009	2008

		(As Adjusted)

Net income	$15,039	$5,274

Other comprehensive income, net of taxes:
Change in unrealized foreign currency translation adjustment (1)	(40)	714

Change in deferred loss on cash flow hedge arising during the period (2)	—	(194)
Less: Reclassification adjustment for loss on cash flow hedge included in net income (3)	—	345

Net change in deferred loss on cash flow hedge	—	151

	(40)	865

Comprehensive income	14,999	6,139
Comprehensive loss (income) attributable to minority interest in subsidiaries	102	(92)

Comprehensive income attributable to OCN	$15,101	$6,047

(1)	Net of tax benefit (expense) of $23 and $(420) for the three months ended March 31, 2009 and 2008, respectively.

(2)	Net of tax benefit of $114 for the three months ended March 31, 2008.

(3)	Net of tax expense of $202 for the three months ended March 31, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Dollars in thousands, except share data)

	OCN Shareholders

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income,	Minority interest in

	Shares	Amount	Capital	Earnings	Net of Taxes	subsidiaries	Total

Balance at December 31, 2008 (As Adjusted – See Note 2)	62,716,530	$627	$203,195	$403,537	$1,876	$406	$609,641
Net income	—	—	—	15,109	—	(70)	15,039
Repurchase of 3.25% Convertible Notes	—	—	(3)	—	—	—	(3)
Issuance of common stock awards to employees	29,907	—	(138)	—	—	—	(138)
Exercise of common stock options	217,061	3	1,477	—	—	—	1,480
Excess tax benefits related to share-based awards	—	—	186	—	—	—	186
Employee compensation – Share-based awards	—	—	522	—	—	—	522
Director’s compensation – Common stock	—	—	23	—	—	—	23
Other comprehensive loss, net of income taxes	—	—	—	—	(40)	(32)	(72)

Balance at March 31, 2009	62,963,498	$630	$205,262	$418,646	$1,836	$304	$626,678

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the three months ended March 31,

	2009	2008

		(As Adjusted)

Cash flows from operating activities
Net income	$15,039	$5,274
Adjustments to reconcile net income to net cash provided (used) by operating activities
Amortization of mortgage servicing rights	10,041	14,014
Premium amortization and discount accretion	754	1,018
Depreciation and other amortization	2,444	3,144
Provision for bad debts	328	(97)
Loss on trading securities	380	12,023
Loss on loans held for resale, net	4,554	4,509
Equity in earnings of unconsolidated entities	(27)	(6,955)
Gain on repurchase of debt securities	(534)	—
Excess tax benefits related to share-based awards	(186)	—
Net cash provided (used) by trading activities	1,100	(286,640)
Net cash provided by loans held for resale activities	1,137	1,303
Decrease (increase) in advances and match funded advances	148,509	(30,761)
Decrease in deferred tax asset	7,232	496
Increase in receivables and other assets, net	(4,735)	(7,223)
Decrease in servicer liabilities	(45,386)	(15,029)
Decrease in other liabilities, net	(12,382)	(4,346)
Other	1,826	2,324

Net cash provided (used) by operating activities	130,094	(306,946)

Cash flows from investing activities
Purchase of mortgage servicing rights	(10,241)	(3,626)
Distributions from Ocwen Structured Investments, LLC and Ocwen Nonperforming Loans, LLC and related entities	3,246	3,875
Investment in Ocwen Nonperforming Loans, LLC and related entities	—	(1,250)
Additions to premises and equipment	(849)	(940)
Proceeds from sales of real estate	1,196	1,967
Other	—	136

Net cash provided (used) by investing activities	(6,648)	162

Cash flows from financing activities
Proceeds from (repayment of) match funded liabilities, net	(170,797)	63,843
Proceeds from lines of credit and other secured borrowings, net	41,822	19,546
Proceeds from investment line	—	299,964
Repayment of investment line	(14,151)	(16,128)
Repurchase of debt securities	(24,602)	—
Exercise of common stock options	1,202	—
Excess tax benefits related to share-based awards	186	—
Proceeds from sale of mortgage servicing rights accounted for as a financing	724	—

Net cash provided (used) by financing activities	(165,616)	367,225

Net increase (decrease) in cash	(42,170)	60,441
Cash at beginning of period	201,025	114,243

Cash at end of period	$158,855	$174,684

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Dollars in thousands, except share data)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

          Ocwen Financial Corporation (NYSE:OCN), through its subsidiaries, is a leading asset manager and business process solutions provider specializing in loan servicing, special servicing, mortgage loan due diligence and receivables management services. At March 31, 2009, OCN owned all of the outstanding stock of its primary subsidiaries: Ocwen Loan Servicing, LLC (OLS); Ocwen Financial Solutions, Private Limited (OFSPL); Investors Mortgage Insurance Holding Company; and NCI Holdings, Inc. (NCI). OCN owns 70% of Global Servicing Solutions, LLC (GSS) with the remaining 30% minority interest held by ML IBK Positions, Inc.

          OCN also holds a 45% interest in BMS Holdings, Inc. (BMS Holdings), a 25% interest in Ocwen Structured Investments, LLC (OSI) and approximately a 25% interest in Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO).

          On November 12, 2008 our Board of Directors authorized management to pursue a plan to separate, through a tax-free spin-off, into a newly formed publicly-traded company, all of our operations included within our Ocwen Solutions line of business except for BMS Holdings and GSS (the Separation). The ownership interest in this new company will be distributed to OCN’s existing shareholders in the form of a pro rata stock distribution. Each OCN shareholder will receive one share of Ocwen Solutions common stock for every three shares of OCN common stock held as of the close of business on the record date of the distribution.

          We are currently moving forward with our efforts to address the legal and regulatory requirements related to the Separation with the goal of effecting the transaction in the third quarter of 2009. These efforts include filing a registration statement with the Securities and Exchange Commission for the proposed transaction in the second quarter of 2009. A vote of OCN shareholders is not required in connection with the Separation.

Basis of Presentation

          The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2009. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

          The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly significant in the near or medium term relate to our determination of the valuation of securities, loans held for resale, mortgage servicing rights (MSRs), intangibles and the deferred tax asset.

          Certain amounts included in our 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation, including retrospective application of new accounting pronouncements adopted in the period and the reclassification of charge-offs of loans held for resale. These charge-offs, totaling $3,464 for the three months ended March 31, 2008, were reclassified from other operating expenses to loss on loans held for resale, net, in the consolidated statements of operations. See Note 2 for information regarding our adoption of recent accounting pronouncements.

Principles of Consolidation

Securitizations or Asset Backed Financing Arrangements

          Ocwen or its subsidiaries have been the transferor in connection with a number of securitizations or asset-backed financing arrangements over the years. As of March 31, 2009, we have continuing involvement with the financial assets of eleven of these securitizations or asset-backed financing arrangements. We have aggregated these securitizations or asset-backed financing arrangements into two groups: (1) securitizations of residential mortgage loans that were accounted for as sales and (2) financings of advances on loans serviced for others that were accounted for as secured borrowings.

Securitizations of Residential Mortgage Loans

          The following table provides information regarding seven securitization trusts where we have continuing involvement with the transferred assets. Our continuing involvement typically includes acting as servicer or sub-servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. The beneficial interests held consist of both subordinate and residual securities that were either retained at the time of the securitization transaction or were acquired subsequent to the securitization. Because each of the securitization trusts is a “qualifying special purpose entity” (QSPE), we exclude the trusts from our consolidated financial statements. Summary information for these trusts is provided below.

	For the three months ended March 31,

	2009	2008

Total cash received on beneficial interests held	$489	$1,314
Total servicing and subservicing fee revenues	1,346	1,447

	As of

	March 31, 2009	December 31, 2008

Total collateral balance	$697,357	$740,477
Non-performing collateral (1)	212,944	219,613
Total certificate balance	696,723	740,121
Total servicing advances	23,605	30,683
Total beneficial interests held at fair market value	1,861	2,216
Total mortgage servicing rights at amortized cost	1,984	2,066

(1)	Non-performing collateral includes loans past due 90 days or more, loans in foreclosure, loans in bankruptcy and foreclosed real estate.

          We have no obligation to provide financial support to the trusts and have provided no such support. Our exposure to loss as a result of our continuing involvement in the trusts is limited to the carrying values of our investments in the residual and subordinate securities of the trusts, our mortgage servicing rights that are related to the trusts and our advances to the trusts. We consider the probability of loss arising from our advances to be remote because of their position ahead of most of the other liabilities of the trusts. See Notes 5, 6, 7 and 8 for additional information regarding trading securities, advances, match funded advances and mortgage servicing rights.

Match Funded Advances on Loans Serviced for Others

          Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to special purpose entities (SPEs) in exchange for cash. These four SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of four advance facility agreements. These transfers do not qualify for sales accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred advances on our balance sheet as match funded advances and the related liabilities as match funded liabilities. Collections on the advances pledged to the special purpose entities are used to repay principal and interest and to pay the expenses of the entity. Generally, holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment by one of the entities, Ocwen Servicer Advance Funding (Wachovia), LLC (OSAFW), of its obligations under the securitization documents. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period in April 2009. As of March 31, 2009, OSAFW had notes outstanding of $198,516. The following table summarizes the assets and liabilities of the four special purpose entities formed in connection with our match funded advance facilities:

	March 31, 2009	December 31, 2008

Total assets	$909,642	$1,122,404
Match funded advances	881,244	1,100,555
Total liabilities	834,440	994,244
Match funded liabilities	790,300	961,939

Variable Interest Entities

          We evaluate each SPE for classification as a QSPE. We do not consolidate QSPEs in our financial statements. Where we determine that an SPE is not classified as a QSPE, we further evaluate it for classification as a variable interest entity (VIE). When an SPE meets the definition of a VIE, and we determine that OCN is the primary beneficiary, we include the SPE in our consolidated financial statements.

          We have determined that the special purpose entities created in connection with the match funded financing facilities that are discussed above are VIEs and that we are the primary beneficiary of those VIEs. The accounts of those special purpose entities are included in our consolidated financial statements.

          We apply the equity method of accounting to investments in which we have less than 50% of the voting securities, yet we are able to exercise significant influence over the policies and procedures of the entity. We have eliminated all material intercompany accounts and transactions in consolidation.

NOTE 2	RECENT ACCOUNTING PRONOUNCEMENTS

          In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The adoption of FSP FAS 157-2 on January 1, 2009 did not have an impact on our consolidated financial statements. Fair value measurements of non-financial assets will require the tabular disclosure prescribed by SFAS No. 157 as well as disclosures with respect to the methodologies and assumptions utilized to determine fair value.

          In April 2009, the FASB issued FASB FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value when the level of activity for the asset or liability has significantly decreased. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We plan to adopt the FSP during the second quarter of 2009 and do not anticipate that the initial adoption of this FSP will have a significant impact on our consolidated financial statements.

          SFAS No. 141 (R), “Business Combination — a replacement of FASB Statement No. 141.”SFAS No. 141(R) modifies certain elements of the acquisition method of accounting used for all business combinations. The statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at the full amounts of their fair values, with limited exceptions specified in the statement. If the business combination is achieved in stages (a step acquisition), an acquirer is also required to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The statement requires the acquirer to recognize restructuring and acquisition costs separately from the business combination. The statement also requires the disclosure of information necessary to understand the nature and effect of the business combination. The adoption of SFAS No. 141 (R) on January 1, 2009 did not have an impact on our consolidated balance sheets or statements of operations.

          SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51.” The FASB issued SFAS No. 160 on December 4, 2007. The statement establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest is included in consolidated net income on the face of the income statement. The statement clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, this statement requires that a parent recognize a gain or loss in net income based on the fair value of the entire entity, irrespective of any retained ownership, on the deconsolidation date. Such a gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. We adopted SFAS No. 160 on January 1, 2009. Because the outstanding non-controlling interests in consolidated subsidiaries are not significant, the implementation of SFAS No. 160 did not have a material impact on our consolidated balance sheets or statements of operations.

          SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” The FASB issued SFAS No. 161 in March 2008. This statement requires enhanced disclosures about an entity’s derivative and hedging activities. Under this statement, entities are required to provide enhanced disclosures relating to: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedge items are accounted for; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS No. 161 on January 1, 2009 did not have a material effect on our consolidated balance sheets or statements of operations.

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

          We have retained investments in certain subordinate and residual securities in connection with loan securitization transactions completed in prior years (primarily 2006). Our subordinate and residual securities at March 31, 2009 include retained interests with a fair value of $107.

          FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt andDebt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption of this FSP on January 1, 2009, we recognized a discount to reduce the carrying value of the 3.25% Convertible Notes and an offsetting increase to stockholders’ equity. The cumulative effect of adoption resulted in: (1) a reduction of retained earnings of $21,202 due to the retrospective accretion of the resulting debt discount to interest expense over the expected life of the notes; (2) adjustments to debt issue cost amortization and gains or losses recognized on previous redemptions; and (3) an increase in additional paid-in capital of $22,657. The adjustment to additional paid-in capital includes the recognized debt discount, adjusted for note redemptions, and the effect of deferred taxes. Interest expense for the quarter ended March 31, 2008 has been restated to include non-cash interest of $1,071. Prospectively, the consolidated statement of operations will recognize non-cash interest expense over the remaining estimated life of the notes.

          FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations.” The FSP eliminates the previous useful-life assessment criterion that precluded an entity from using its own assumptions where there is likely to be substantial cost or modification and replaces it with a requirement that an entity shall consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. We adopted FSP FAS 142-3 on January 1, 2009 without material effect on our consolidated financial statements.

          Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6). The Task Force considered the effects of the issuances of SFAS Nos. 141(R) and 160 on an entity’s application of the equity method under APB Opinion No. 18. The Task Force reached a consensus that (1) an entity should determine the initial carrying value of an equity method investment by applying the cost accumulation model described in SFAS No. 141(R); (2) an entity should use the other-than-temporary impairment model of APB Opinion No. 18 when testing equity method investments for impairment; (3) share issuances by the investee should be accounted for as if the equity method investor had sold a proportionate share of its investment (i.e., any gain or loss is recognized in earnings); and (4) when an investment is no longer within the scope of equity method accounting the investor should prospectively apply the provisions of APB Opinion No. 18 or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and use the current carrying amount of the investment as its initial cost. The adoption of EITF Issue No. 08-6 on January 1, 2009 did not have a material impact on our consolidated balance sheets or statements of operations.

          FSP No. FAS 115-2 and FAS 124-2 “Recognition of Other-Than-Temporary-Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Because our current investments in debt securities are classified as trading securities and therefore measured at fair value on a recurring basis, we do not anticipate that this FSP will have a significant impact on our consolidated financial statements upon adoption during the second quarter 2009.

          FSP FAS No. 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FSP extends the annual disclosure requirements of SFAS No. 107 Disclosure about Fair Value of Financial Instruments to interim periods for all publicly traded companies. Interim disclosures are required to include the estimated fair value and carrying value of financial instruments, a description of the methods and inputs to estimate fair value as well as any changes in the methods and significant assumptions, if any, during the period. Consequently, our consolidated financial statements for the quarter ended June 30, 2009, will reflect the additional disclosures as required by this FSP.

NOTE 3	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          Where available, we utilize quoted market prices or observable inputs rather than unobservable inputs to determine fair value. We classify assets in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth assets and liabilities measured at fair value at March 31, 2009, categorized by input level within the fair value hierarchy:

	Carrying value	Level 1	Level 2	Level 3

Measured at fair value on a recurring basis:
Trading securities (1):
Investment grade auction rate	$238,161	$—	$—	$238,161
Subordinates and residuals	4,028	—	—	4,028
Derivative financial instruments, net (2)	8	(347)	—	355
Measured at fair value on a non-recurring basis:
Loans held for resale (3)	44,670	—	—	44,670
Mortgage servicing rights (4)	—	—	—	—
Lines of credit and other secured borrowings (5)	45,373	—	—	45,373

(1)	Because our internal valuation model requires significant use of unobservable inputs, we classified these securities within Level 3 of the fair value hierarchy.
(2)

Derivative financial instruments consist of interest rate caps that we use to protect against our exposure to rising interest rates on two of our match funded variable funding notes and foreign currency futures contracts that we use to hedge our net investment in Bankhaus Oswald Kruber GmbH & Co. KG (BOK), our wholly-owned German banking subsidiary, against adverse changes in the value of the Euro versus the U.S. Dollar. We classified the interest rate caps within Level 3 of the fair value hierarchy and the futures contracts within Level 1. See Note 18 for additional information on our derivative financial instruments.

(3)

Loans held for resale are measured at fair value on a non-recurring basis. At March 31, 2009, the carrying value of loans held for resale is net of a valuation allowance of $18,166. Current market illiquidity has reduced the availability of observable pricing data. Consequently, we classify these loans within level 3 of the fair value hierarchy.

(4)

The carrying value of MSRs at March 31, 2009 is net of a valuation allowance for impairment of $3,624 established during the third and fourth quarters of 2008. The valuation allowance, which relates exclusively to the high-loan-to-value stratum of our residential MSRs, reduced the carrying value of the stratum to zero. The estimated fair value exceeded amortized cost for all other strata. See Note 8 for additional information on MSRs.

(5)

Lines of credit and other secured borrowings measured at fair value on a nonrecurring basis consist of a fixed-rate term note outstanding under the advance fee reimbursement facility. See Note 13 for more information on the facility.

          The following table sets forth a reconciliation of the changes in fair value of our Level 3 assets that we measure at fair value on a recurring basis:

For the three months ended March 31, 2009:	Fair value at January 1	Purchases, collections and settlements, net (1)	Total realized and unrealized gains and (losses) (2)	Transfers in and/or out of Level 3	Fair value at March 31

Trading securities:
Investment grade auction rate	$239,301	$(1,100)	$(40)	$—	$238,161
Subordinates and residuals	4,369	(1)	(340)	—	4,028

Derivative financial instruments	193	—	162	—	355

For the three months ended March 31, 2008:

Trading securities:
Investment grade auction rate	$—	$297,983	$(8,939)	$—	$289,044
Subordinates and residuals	7,362	(18)	(1,154)	—	6,190

Derivative financial instruments	4,867	(7,150)	2,861	—	578

(1)	Purchases, collections and settlements, net, related to trading securities exclude interest received.

(2)

Total losses on investment grade auction rate securities include unrealized losses of $40 and $8,939 on auction rate securities held at March 31, 2009 and 2008, respectively. The total losses attributable to subordinates and residuals and derivative financial instruments were comprised exclusively of unrealized losses on assets held at March 31, 2009 and 2008.

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

          The discounted cash flow analysis included the following range of assumptions at March 31, 2009:

•	Expected term	33 months
•	Illiquidity premium	1.16%
•	Discount rate	3.62% - 14.12%

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

          Discount rates for the subordinate and residual securities range from 21% to 30% and are determined based upon an assessment of prevailing market conditions and prices for similar assets. We project the delinquency, loss and prepayment assumptions based on a comparison to actual historical performance curves, adjusted for prevailing market conditions. Peak delinquency assumptions range from 15% to 40%, and loss assumptions range from 14% to 28%. Average prepayment assumptions range from 5% to 9%.

          At March 31, 2009, securities amounting to $242,189 were carried at their fair value as determined by using valuations based on internally developed discounted cash flow models. These models are calibrated for observable liquid market trading activity.

Derivative Financial Instruments

          Exchange-traded derivative financial instruments are valued based on quoted market prices. If quoted market prices or other observable inputs are not available, fair value is based on estimates provided by third-party pricing sources.

Loans Held for Resale

          Loans held for resale are reported at the lower of cost or fair value. We account for the excess of cost over fair value as a valuation allowance with changes in the valuation allowance included in gain (loss) on loans held for resale, net, in the period in which the change occurs. All loans held for resale were measured at fair value since the cost of $62,836 exceeded the estimated fair value of $44,670 at March 31, 2009.

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

Mortgage Servicing Rights

          We estimate the fair value of our MSRs by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The most significant assumptions used in our internal valuation are the speed at which mortgages prepay and delinquency experience, both of which we derive from our historical experience and available market data. Other assumptions used in our internal valuation are:

•	Cost of servicing	•	Interest rate used for computing float earnings
•	Discount rate	•	Compensating interest expense
•	Interest rate used for computing the cost of servicing advances

          The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, prepayment penalties, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. We derive prepayment speeds and delinquency assumptions from historical experience adjusted for prevailing market conditions. We develop the discount rate internally, and we consider external market-based assumptions in determining the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing. The more significant assumptions used in the March 31, 2009 valuation include prepayment speeds ranging from 14% to 23% (depending on loan type) and delinquency rates ranging from 14% to 28% (depending on loan type). Other assumptions include an interest rate of 5% for computing the cost of financing advances, an interest rate of 0.5% for computing float earnings and a discount rate of 19%.

Lines of credit and other secured borrowings

          Borrowings not subject to a hedging relationship are carried at amortized cost. The carrying value of obligations outstanding under lines of credit that are either short-term or bear interest at a rate that is adjusted monthly based on a market index approximates fair value. The fair value of fixed-rate notes is determined by discounting the contractual future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows.

NOTE 4	DISCONTINUED OPERATIONS

          In the fourth quarter of 2007, management of OCN approved and committed to a plan to sell its investment in BOK. Management has concluded that BOK met and continues to meet the definition of a discontinued operation. Accordingly, its operations have been reclassified as discontinued in the accompanying consolidated financial statements. For segment reporting purposes, the operations of BOK are included in Corporate Items and Other.

          In the second quarter of 2008, we recorded a charge of $4,980 that included the impairment of the remaining $3,423 carrying value of goodwill and intangibles, a $1,377 write-down of receivables and a $180 write-down of premises and equipment. We recorded no additional write-downs in 2008 or in the first quarter of 2009.

          Results of BOK’s operations for the three months ended March 31 are as follows:

	2009	2008

Revenue	$19	$124
Operating expenses	436	631

Loss from operations	(417)	(507)
Other income, net	229	303

Loss before income taxes	(188)	(204)
Income tax expense (benefit)	—	—

Net loss	$(188)	$(204)

          The following table presents BOK’s assets and liabilities at the dates indicated:

	March 31, 2009	December 31, 2008

Cash	$5,783	$4,613
Receivables	8,396	10,250
Other	66	33

Total assets	$14,245	$14,896

Total liabilities (including customer deposits of $5,805 and $5,820)	$6,262	$6,280

NOTE 5	TRADING SECURITIES

          Trading securities consisted of the following at the dates indicated:

	March 31, 2009	December 31, 2008

Investment grade auction rate (Corporate Items and Other)	$238,161	$239,301

Subordinates and residuals:
Loans and Residuals	$3,921	$4,204
Corporate Items and Other	107	165

	$4,028	$4,369

          Gain (loss) on trading securities for the three months ended March 31 was comprised of the following:

	2009	2008

Unrealized losses (1)	$(380)	$(11,909)
Realized losses	—	(114)

	$(380)	$(12,023)

(1)	Unrealized losses on auction rate securities were $40 and $8,939 for the first three months of 2009 and 2008, respectively.

Investment Grade Auction Rate Securities

          During the first quarter of 2008, we invested Investment Line borrowings (See Note 14) in AAA-rated auction rate securities backed by student loans originated under the U. S. Department of Education’s Federal Family Education Loan Program. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that reset through an auction process that historically occurred every 7 to 35 days. The student loans underlying the auction rate securities carry a U.S Government guarantee of at least 97% of the unpaid principal balance in the event of default. The auction rate securities that we hold are in the senior-most position and are smaller in amount than the federally guaranteed portion of the underlying loans. Historically, the par value of auction rate securities approximated fair value due to the frequent auctions of these securities at par. In the first quarter of 2008, the auction rate security market began experiencing illiquidity, and auctions began to fail because there were not enough orders to purchase all of the securities being offered at the auction. Within the context of a failed auction, the issuer pays the investor a “fail rate” penalty interest until the auction returns to clearing status, the notes mature at par or the notes are called or redeemed.

          On January 21, 2009, Fitch Ratings announced that it had downgraded several tranches of auction rate securities from ‘AAA’ to ‘BBB’. Auction rate securities we hold, with a par value of $70,350 at March 31, 2009, were affected by this ratings action. On January 28, 2009 and February 19, 2009, respectively, Moody’s Investors Services, Inc. announced that it had downgraded several tranches of auction rate securities from ‘BBB’ to ‘B’ and from ‘AAA’ to ‘A’. Auction rate securities we hold, with a par value of $70,350 and $6,400 at March 31, 2009, were affected by the ratings actions from ‘BBB’ to ‘B’ and from ‘AAA’ to ‘A’, respectively. The AAA rating from Standard and Poor’s Ratings Services has not been revised. To date we have received all interest payments when due.

          There were no sales during the first quarter of 2009. During the first quarter of 2009, one issuer redeemed, at par, notes we held with a face value of $1,100.

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

NOTE 6	ADVANCES

          Advances, representing payments made on behalf of borrowers or on foreclosed properties, but which receive priority repayment under the terms of the large majority of our pooling and servicing agreements, consisted of the following at the dates indicated:

	March 31, 2009	December 31, 2008

Servicing:
Principal and interest	$75,074	$36,183
Taxes and insurance	57,658	32,812
Foreclosures and bankruptcy costs	33,605	23,122
Real estate servicing costs	231	225
Other	1,076	4,756

	167,644	97,098
Loans and Residuals	4,689	4,867
Corporate Items and Other	126	120

	$172,459	$102,085

NOTE 7	MATCH FUNDED ADVANCES

          Match funded advances on residential loans we service for others are comprised of the following at the dates indicated:

	March 31, 2009	December 31, 2008

Principal and interest	$446,138	$615,344
Taxes and insurance	291,991	324,605
Foreclosures and bankruptcy costs	66,023	70,142
Real estate servicing costs	59,175	70,658
Other	17,917	19,806

	$881,244	$1,100,555

NOTE 8	MORTGAGE SERVICING RIGHTS

	Residential	Commercial	Total

Carrying value of MSRs:
Balance at December 31, 2008	$139,500	$—	$139,500
Purchases	10,241	—	10,241
Servicing transfers and adjustments	(12)	—	(12)
Amortization	(9,126)	—	(9,126)

Balance at March 31, 2009	$140,603	$—	$140,603

Estimated fair value of MSRs:
March 31, 2009	$146,876	$—	$146,876
December 31, 2008	$148,135	$—	$148,135

Unpaid principal balance of assets serviced:
March 31, 2009:
Servicing	$30,360,145	$—	$30,360,145
Subservicing(1)	10,428,990	1,248,553	11,677,543

	$40,789,135	$1,248,553	$42,037,688

December 31, 2008:
Servicing	$29,830,654	$—	$29,830,654
Subservicing	10,340,878	1,319,175	11,660,053

	$40,171,532	$1,319,175	$41,490,707

(1)	Includes non-performing loans serviced for Freddie Mac under a high risk loan pilot program that it announced on February 3, 2009.

          We service residential mortgage loans and real estate that we do not own under contractual servicing agreements. We generally obtain MSRs by purchasing them from the owners of the mortgages. We also enter into subservicing agreements with entities that own the servicing rights. Residential assets serviced consist almost entirely of mortgage loans, primarily subprime, but also include real estate. An agreement between the various parties to a mortgage securitization transaction typically specifies the rights and obligations of the holder of the servicing rights which include guidelines and procedures for servicing the loans including remittance and reporting requirements, among other provisions. Assets serviced for others are excluded from our balance sheet. Custodial accounts, which hold funds representing collections of principal and interest that we have received from borrowers, are escrowed with an unaffiliated bank and excluded from our balance sheet. Custodial accounts amounted to approximately $345,400 and $370,200 at March 31, 2009 and December 31, 2008, respectively.

          During 2008, we established a valuation allowance for impairment of $3,624 on the high-loan-to-value stratum of our mortgage servicing rights as the external valuation that we consider in our impairment analysis fell below the carrying value due primarily to the declining market value for rights to service second liens. The external valuation reflects industry averages for delinquencies on loans in the second lien position that are higher than those currently experienced by our servicing portfolio. Net of the valuation allowance, the carrying value of this stratum was zero at March 31, 2009. For all other strata, the external valuation was above the carrying value at March 31, 2009.

          As of March 31, 2009, MSRs with a carrying value of $125,770 had been pledged as collateral for borrowings under the senior secured credit agreement that was converted to a term note secured by MSRs in August 2008. See Note 13 for additional information regarding this agreement.

          We have recognized a servicing liability for those agreements that are not expected to adequately compensate us for performing the servicing. Servicing liabilities were $4,154 and $3,239 at March 31, 2009 and December 31, 2008, respectively, and are included in other liabilities on the balance sheet. During the three months ended March 31, 2009, the amount of charges we recognized to increase our servicing liability obligations exceeded amortization by $915, and we have reported this net expense as amortization of servicing rights in the statement of operations.

NOTE 9	RECEIVABLES

          Receivables consisted of the following at the dates indicated:

	March 31, 2009	December 31, 2008

Accounts receivable by segment:
Servicing, net (1)	$6,474	$6,495
Loans and Residuals	1,169	1,169
Asset Management Vehicles	854	1,171
Mortgage Services	3,695	2,668
Financial Services	5,600	5,747
Technology Products	776	975
Corporate Items and Other, net (2)	11,705	13,593

	30,273	31,818
Other receivables:
Income taxes	5,426	5,386
Term note (3)	7,000	—
Security deposits	4,570	4,645
Other	2,164	949

	$49,433	$42,798

(1)

The balances at March 31, 2009 and December 31, 2008 primarily include reimbursable expenses due from investors. The total balance of receivables for this segment is net of reserves of $1,733 and $1,604 at March 31, 2009 and December 31, 2008, respectively.

(2)

The balances at March 31, 2009 and December 31, 2008 include receivables totaling $3,324 that primarily represent payments to be received in future years (through June 2014) of proceeds from the sales of investments in affordable housing properties. These affordable housing receivables are net of reserves for doubtful accounts of $6,400. The balances at March 31, 2009 and December 31, 2008 also include $6,746 and $8,286, respectively, of mortgage loans originated by BOK. These loans were net of allowances of $1,336 and $1,392, respectively.

(3)

In March 2009, we issued a note receivable, maturing on April 1, 2014, in connection with advances funded by the Ocwen Servicer Advance Funding, LLC (OSAF) term note pledged as collateral, as described in Note 13. We receive 1-Month LIBOR plus 300 bps under the terms of this note receivable. We are obligated to pay 1-Month LIBOR plus 350 bps under the terms of a five- year note payable to the same counterparty. We do not have a contractual right to offset these payments.

NOTE 10	INVESTMENT IN UNCONSOLIDATED ENTITIES

	March 31, 2009	December 31, 2008

Asset Management Vehicles:
Investment in OSI (1)	$12,933	$15,410
Investment in ONL and affiliates (2)	9,103	10,174

	22,036	25,584
Technology Products:
Investment in BMS Holdings (4)	—	—

Corporate Items and Other	79	79

	$22,115	$25,663

          Equity in earnings (losses) of unconsolidated entities was as follows for the three months ended March 31:

	2009	2008

OSI (1) (3)	$520	$(332)
ONL and affiliates (2) (3)	(493)	(599)
BMS Holdings (4)	—	7,886

	$27	$6,955

(1)

Our investment in OSI represents a 25% equity interest. OSI invests in the lower tranches and residuals of residential mortgage-backed securities, the related mortgage servicing rights and other similar assets. During the first quarter of 2009, we received distributions from OSI totaling $2,750. We have no remaining commitment to invest in OSI.

(2)

Our investment in ONL and OREO represent equity interests of approximately 25%. ONL resolves non-performing loans purchased at a discount. OREO purchases real estate for sale, including real estate that ONL may obtain through foreclosure. During the first quarter of 2009, we received distributions totaling $496 from ONL and OREO. We have a remaining commitment which expires on September 13, 2010, to invest up to an additional $33,902 in ONL and OREO, collectively.

(3)

OLS earns loan servicing and management fees from OSI and from ONL and affiliates. In determining the amount of consolidated equity in earnings to recognize, we add back our share of the loan servicing and management fee expense recognized by OSI, ONL and affiliates. During the first quarter of 2009 and 2008, OLS earned $1,327 and $1,216, respectively, of fees from OSI and from ONL and affiliates. On a consolidated basis, we have recognized approximately 75% of the loan servicing and management fee revenue.

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

NOTE 11	OTHER ASSETS

          Other assets consisted of the following at the dates indicated:

	March 31, 2009	December 31, 2008

Debt service accounts (1)	$58,440	$58,468
Deferred debt related costs, net	17,232	14,758
Real estate	6,756	7,771
Interest earning collateral deposits	5,000	9,684
Prepaid expenses and other	5,219	6,907

	$92,647	$97,588

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

NOTE 12	MATCH FUNDED LIABILITIES

          Match funded liabilities, representing obligations secured by related match funded advances and repaid through the cash proceeds arising from those assets, consisted of the following at the dates indicated:

				Unused	Balance Outstanding

Borrowing Type	Interest Rate (1)	Maturity	Amortization Date	Borrowing Capacity (2)	March 31, 2009	December 31, 2008

Variable Funding Note Series 2007-1	Commercial paper rate + 200 basis points (3)	December 2014	December 2009	$195,225	$104,775	$219,722
Term Note Series 2006 -1	5.335%	November 2015 (4)	November 2009	—	165,000	165,000
Variable Funding Note (5)	Commercial paper rate + 150 basis points (5)	December 2013	December 2010	66,403	183,597	192,520
Advance Receivable Backed Notes	1-Month LIBOR + 400 basis points	January 2019	January 2010	65,578	134,422	142,361
Advance Receivable Backed Notes	1-Month LIBOR + 250 basis points	April 2009	April 2009 (6)	101,484	198,516	237,504

				428,690	786,310	957,107
Basis adjustment (4)				—	3,990	4,832

				$428,690	$790,300	$961,939

(1)	1-Month LIBOR was 0.50% and 0.44% at March 31, 2009 and December 31, 2008, respectively.
(2)

Unused borrowing capacity is available for use only to the extent that there are assets that have been pledged as collateral to a facility but against which no funds have been drawn. All eligible advances had been pledged to a facility at March 31, 2009. As a result, none of our available borrowing capacity was readily available because we had no additional assets pledged as collateral but not drawn under our facilities.

(3)

The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 200 basis points which has approximated 1-Month LIBOR plus 200 basis points over time.

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

(6)

In April 2009, the lender agreed to extend the amortization date for this facility to May 16, 2009. On May 5, 2009, we negotiated an increase in the borrowing capacity and a one-year extension of the amortization date. See Note 21 for additional information.

NOTE 13	LINES OF CREDIT AND OTHER SECURED BORROWINGS

          Secured lines of credit from various unaffiliated financial institutions are as follows:

				Unused	Balance Outstanding

Borrowings	Collateral	Interest Rate (1)	Maturity	Borrowing Capacity (2)	March 31, 2009	December 31, 2008

Servicing:
Advance fee reimbursement	Term note (3)	See (3) below	March 2014	$—	$45,373	$—
Term note (4)	Advances	1-Month LIBOR + 350 basis points	March 2014	—	7,000	—
Senior secured credit agreement - Term note	MSRs	1-Month LIBOR +187.5 basis points (5)	February 2010	—	76,990	97,987

				—	129,363	97,987

Loans and Residuals:
Class A-1 notes (6)	Loans held for resale and real estate	1-Month LIBOR + 600 basis points	April 2037	—	14,702	17,760

Financial Services:
Revolving note (7)	Receivables	1, 3, 6 or 12-Month LIBOR + 200 basis points or Prime plus 125 basis points	July 2011	10,000	—	1,123

				$10,000	$144,065	$116,870

(1)	1-Month LIBOR was 0.50% and 0.44% at March 31, 2009 and December 31, 2008, respectively.
(2)

Unused borrowing capacity is available for use only to the extent that there are assets that have been pledged as collateral to a facility but against which no funds have been drawn. At March 31, 2009, we had $4,096 of available borrowing capacity based on the amount of eligible collateral that was available.

(3)

This advance is secured by the pledge to the lender of our interest in a $60,000 term note issued by OSAF. The OSAF note, in turn, is secured by advances on loans serviced for others, similar to match funded advances and liabilities. The advance is payable annually in five installments of $12,000. The advance does not carry a stated rate of interest. However, we are compensating the lender for the advance of funds by forgoing payment of fees due from the lender over the five-year term of the advance. Accordingly, the advance has been recorded as a zero-coupon bond issued at an implied discount of $14,627. We calculated the discount using an implicit market rate.

(4)

This note was issued by OSAF and is secured by advances on loans serviced for others, similar to match funded advances and liabilities. The lender has pledged its interest in this note to us as collateral against the $7,000 term note receivable due on April 1, 2014.

(5)

The interest incurred on this facility is based on 1-Month LIBOR plus 187.5 basis points but could be reduced to as low as 0.10% to the extent that we have available balances on deposit with the lender.

(6)

In 2007 we issued A-rated securities in connection with the transfer of loan and real estate collateral to OREALT, a bankruptcy remote VIE that we consolidate. In August 2008, we sold a portion of these A-rated securities with a face value of $23,200 to a third party. The notes were sold net of a discount of $928 which is being amortized to interest expense over the estimated remaining life of the notes.

(7)

In February 2009, we agreed to an increase in the interest rate on floating rate advances to prime plus 125 basis points in exchange for favorable modifications to the financial covenants under this facility.

NOTE 14	INVESTMENT LINE

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

          As a result of failed auctions in the first quarter of 2008, we were unable to fully liquidate our investment in auction rate securities. On March 28, 2008, we executed an amendment to the Investment Line that eliminated the requirement that borrowings be repaid at quarter end, increased the annual interest rate from 0.1% to 0.35% and limited borrowings to $350,000. We recognized these securities and a corresponding liability on our balance sheet in the first quarter of 2008. On June 30, 2008, we executed an extension of this agreement through July 13, 2008.

          On July 10, 2008, in addition to further reducing the borrowing limit under the revolving demand note to $120,000, we executed another amendment to the Investment Line that created a new term note maturing on June 30, 2009 that is secured by our investment in the auction rate securities. Interest on the term note is 0.35% to the extent that we have available balances on deposit with the lender. For any portion of the outstanding balance of the term note that is in excess of the available balances, the interest rate is 1-month LIBOR plus 35 basis points. In the event that the 0.35% rate does not fairly reflect the cost to the lender in providing the funds, the lender may, with notice, adjust the rate upward to a rate not exceeding 3.35%.

          The maximum borrowing under the term note has been reduced from approximately 85% of the face value of the auction rate securities at the time that the note was executed to 75% on December 31, 2008 and to 70% on March 30, 2009. Under the term note, we receive the interest on the auction rate securities while the proceeds from the redemption or sale of auction rate securities are applied to the outstanding balance. If the proceeds are below the then-effective maximum borrowing percentage, we are required to make up the shortfall. If the application of proceeds to the outstanding balance results in the total outstanding balance of this note falling below 70% of the face value of the auction rate securities held, we receive one-half of sales or redemptions, and the remainder is used to pay down the Investment Line. During the first quarter of 2009, we made payments totaling $14,151 that reduced the Investment Line obligation to $186,568, or 70% of face value.

          The revolving demand note expired on September 30, 2008. At that time, we repaid the borrowings in full using proceeds received from the liquidation of the investments.

          On April 30, 2009, we negotiated a one-year extension of the term note maturity to June 30, 2010. See Note 21 for additional information.

NOTE 15	SERVICER LIABILITIES

          Servicer liabilities represent amounts we have collected, primarily from residential borrowers, whose loans we service, that will be deposited in custodial accounts, paid directly to an investment trust or refunded to borrowers. The following table sets forth the components of servicer liabilities at the dates indicated:

	March 31, 2009	December 31, 2008

Borrower payments due to custodial accounts	$14,418	$67,227
Escrow payments due to custodial accounts	7,063	5,488
Partial payments and other unapplied balances	68,884	63,036

	$90,365	$135,751

NOTE 16	DEBT SECURITIES

          Our debt securities consisted of the following at the dates indicated:

	March 31, 2009	December 31, 2008

3.25% Convertible Notes due August 1, 2024	$55,464	$79,988
10.875% Capital Trust Securities due August 1, 2027	53,379	53,379

	$108,843	$133,367

          Each of our debt securities contain qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and restrictions on future indebtedness as well as the monitoring and reporting of various specified transactions or events. We are currently in compliance with these covenants.

          Convertible Notes. In July 2004, OCN issued $175,000 aggregate principal amount of 3.25% Convertible Notes due 2024. The Convertible Notes are senior general unsecured obligations not guaranteed by any of our subsidiaries and bear interest at the rate of 3.25% per year. Interest is payable on February 1 and August 1 of each year. The Convertible Notes mature on August 1, 2024. As a result of our adoption of FSP No. APB 14-1, we recognized a discount on the Convertible Notes. We are amortizing the debt discount over the period from the date of issuance to August 1, 2009, the first date at which holders may require us to repurchase their notes.

          The principal outstanding on March 31, 2009 and December 31, 2008 of $56,445 and $82,355 is reported net of the unamortized debt discount of $981 and $2,367 respectively. Interest expense on the Convertible Notes for the first quarter of 2009 and 2008, respectively, include amortization of debt discount of $754 and $1,071 and cash interest expense at the contractual rate of $572 and $787. We are recognizing interest on the debt at an effective annual rate of 8.25%.

          In February 2009, we repurchased $25,910 of our 3.25% Convertible Notes in the open market at a price equal to 95% of the principal amount. We recognized total gains of $534 on these repurchases, net of the write-off of unamortized issuance costs and debt discount.

          Holders may convert all or a portion of their notes into shares of our common stock under the following circumstances: (1) at any time during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2004, if the closing sale price of our common stock for at least 20 consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 125% of the conversion price per share of common stock on such last day; (2) subject to certain exceptions, during the five business day period after any five-consecutive-trading-day period in which the trading price per $1,000 (actual dollars) principal amount of the notes for each day of the five-consecutive-trading-day period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 (actual dollars) principal amount of the notes; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions.

          The conversion rate is 82.1693 shares of our common stock per $1,000 (actual dollars) principal amount of the notes, subject to adjustment. Events that may cause the conversion rate to be adjusted primarily relate to cash dividends or other distributions to holders of our common stock. Upon conversion, we may at our option choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock. Upon the occurrence of a prorata stock distribution in connection with the Separation, the conversion price will be adjusted based on the 20-day average trading price of OCN’s common stock, subsequent to the ex-dividend date. At March 31, 2009 and December 31, 2008 the if-converted value of the Convertible Notes was $53,013 and $62,106 respectively.

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

          Holders of the Capital Trust Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year at an annual rate of 10.875% of the liquidation amount of $1,000 (actual dollars) per Capital Security. OCN guarantees payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Trust Securities to the extent OCT has funds available. If OCN does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Trust Securities in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore.

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

          We may redeem the Junior Subordinated Debentures before maturity at our option subject to the receipt of any necessary prior regulatory approval, in whole or in part at the redemption prices (expressed as a percentage of the principal amount) set forth below, plus accrued interest thereon, if redeemed during the twelve-month period beginning on August 1 of the years indicated below:

Percentages

2008	104.894%
2009	104.350
2010	103.806
2011	103.263
2012	102.719
2013	102.175
2014	101.631
2015	101.088
2016	100.544

          On or after August 1, 2017, the redemption price will be 100%, plus accrued interest to the redemption date.

          We may also redeem the Junior Subordinated Debentures at any time upon the occurrence and continuation of a special event (defined as a tax event, regulatory capital event or an investment company event) at 100%. The Capital Trust Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures, in an amount equal to the amount of the related Junior Subordinated Debentures maturing or being redeemed and at a redemption price equal to the redemption price of the Junior Subordinated Debentures, plus accumulated and unpaid distributions thereon to the date of redemption.

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

	2009	2008

Basic EPS:
Net income attributable to OCN	$15,109	$5,272

Weighted average shares of common stock	62,750,010	62,567,972

Basic EPS	$0.24	$0.08

Diluted EPS:
Net income attributable to OCN	$15,109	$5,272
Interest expense on Convertible Notes, net of income tax (1)	935	—

Adjusted net income attributable to OCN	$16,044	$5,272

Weighted average shares of common stock	62,750,010	62,567,972
Effect of dilutive elements:
Convertible Notes (1)	4,638,046	—
Stock options (2)	472,863	205,418
Common stock awards	10,547	41,059

Dilutive weighted average shares of common stock	67,871,466	62,814,449

Diluted EPS	$0.24	$0.08

(1)

The effect of our Convertible Notes on diluted EPS is computed using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, are added back to net income. Conversion of the Convertible Notes into shares of common stock has not been assumed for purposes of computing diluted EPS for the first quarter of 2008 because the effect would be anti-dilutive. The effect is anti-dilutive whenever interest expense on the Convertible Notes, net of income tax, per common share obtainable on conversion exceeds basic EPS.

(2)

Excludes an average of 1,462,248 and 2,497,372 options that were anti-dilutive for the first quarter of 2009 and 2008, respectively, because their exercise price was greater than the average market price of our stock. Also excluded are 5,130,000 options granted on July 14, 2008, for shares that would be issuable contingent on the achievement of certain performance criteria related to OCN’s stock price and an annualized rate of return to investors.

NOTE 18	DERIVATIVE FINANCIAL INSTRUMENTS

          The following table summarizes our use of derivative financial instruments during the three months ended March 31, 2009:

	Interest Rate Cap	Euro Currency Futures

Notional balance at December 31, 2008	$450,000	$10,125
Additions	—	9,605
Maturities	(16,667)	(10,125)

Notional balance at March 31, 2009	$433,333	$9,605

Fair value (1):
March 31, 2009	$355	$(347)

December 31, 2008	$193	$(726)

Maturity	January 2011 and December 2013	June 2009

(1)	Reported as a component of receivables in the consolidated balance sheets.

          In our Servicing segment, we have entered into interest rate swaps, under which we pay a floating rate and receive a fixed rate, and interest rate caps. In connection with our issuance of a match funded variable funding note in December 2007 with a variable rate of interest and a $250,000 maximum borrowing capacity, we entered into interest rate caps with a notional amount of $250,000 to hedge our exposure to rising interest rates. We designated this cap as a cash flow hedge but de-designated it as of March 31, 2008 because of ineffectiveness. As a result, we reclassified to earnings the unrealized loss of $239 included in other comprehensive income at December 31, 2007. In connection with our renewal and upsizing of a match funded variable funding note in February 2008 that carried a variable interest rate and a maximum borrowing capacity of $200,000, we entered into an interest rate cap with a notional amount of $200,000 to hedge our exposure to rising interest rates. This cap began amortizing at the rate of $8,333 per month in February 2009. We did not designate this cap as a hedge.

          In June 2008, we entered into foreign currency futures contracts to hedge our net investment in BOK against adverse changes in the value of the Euro versus the U.S. Dollar. We designated these derivatives as a foreign-currency net investment hedge. Net gains on these foreign currency futures were $463 for the first quarter of 2009. These gains were included in the net change in unrealized foreign currency translation adjustment in accumulated other comprehensive income.

          Our operations in India and Canada also expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant.

          Net realized and unrealized gains included in other income (expense), net related to derivative financial instruments were $161 and $2,622 for the first quarter of 2009 and 2008, respectively, including in 2008 the $239 loss related to the interest rate cap that we de-designated as a cash flow hedge. In addition, we recorded unrealized losses of $3,149 in the first quarter of 2008 that represented fair value basis adjustments on the $165,000 fixed-rate match funded term note that we had designated as part of a fair value hedging relationship that was established using an interest rate swap that we subsequently terminated in the first quarter of 2008.

NOTE 19	BUSINESS SEGMENT REPORTING

          We manage our business through two distinct lines of business, Ocwen Asset Management and Ocwen Solutions. Ocwen Asset Management includes our core residential servicing business, equity investments in asset management vehicles and our remaining investments in subprime loans and residual securities. Ocwen Solutions, our knowledge-based business process outsourcing (BPO) operation, includes our residential fee-based loan processing businesses, all of our technology platforms, our unsecured collections business and our equity interest in BMS Holdings. We have aligned our internal planning and operating structure to give support and focus to these operations. Our business segments reflect the internal reporting that we have used to evaluate operating performance and to assess the allocation of our resources. Our segments are based upon our organizational structure that focuses primarily on the products and services offered.

          A brief description of our current business segments aligned within our two lines of business follows:

          Ocwen Asset Management

•

Servicing. This segment provides loan servicing for a fee, including asset management and resolution services, primarily to owners of subprime residential mortgages. Subprime loans represent residential loans we service that were made to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac (nonconforming loans). This segment is primarily comprised of our core residential servicing business.

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

          Ocwen Solutions

•

Mortgage Services. This segment provides fee-based mortgage and default services including residential property valuation, mortgage due diligence, mortgage underwriting and insurance support. This segment also includes international servicing for commercial loans which we conduct through GSS.

•

Financial Services. This segment primarily generates fees by providing collection services for owners of delinquent and charged-off receivables. This segment includes the results of NCI, a receivables management company specializing in contingency collections and customer relationship management for credit card issuers and other consumer and credit providers.

•

Technology Products. This segment includes revenues from our REAL suite of applications that support our servicing business as well as the servicing and origination businesses of external customers. These products include REALServicing™, REALResolution™, REALTransSM, REALSynergy™ and REALRemit™. REALServicing is the core residential loan servicing application used by OCN. This segment also earns fees from providing technology support services to OCN that cover IT enablement, call center services and third-party applications. The results of our 45% equity investment in BMS Holdings, which provides technology-based case management solutions to trustees, law firms and debtor companies that administer cases in the federal bankruptcy system, is also included in this segment. During the second quarter of 2008, Technology Products began charging Servicing and other segments for technology services according to a market-based rate card instead of the cost-based method that was previously used. As a result, the revenues of Technology Products are approximately $664 greater for the first quarter of 2009 than they would have been if the cost-based system had continued to be used. This increase in revenues by segment for the first quarter of 2009 was approximately $411 for Servicing, $189 for Financial Services and $64 for all other segments and Corporate Items and Other.

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

          Financial information for our segments is as follows:

	Ocwen Asset Management			Ocwen Solutions

	Servicing	Loans and Residuals	Asset Management Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

Results of Operations
For the three months ended March 31, 2009:
Revenue (1) (2)	$74,694	$—	$537	$18,017	$17,318	$10,573	$253	$(6,802)	$114,590
Operating expenses (1) (3)	34,218	561	762	12,892	18,151	8,173	3,982	(6,473)	72,266

Income (loss) from operations	40,476	(561)	(225)	5,125	(833)	2,400	(3,729)	(329)	42,324

Other income (expense), net:
Interest income	59	1,883	—	2	—	—	221	—	2,165
Interest expense	(15,503)	(629)	—	(12)	(470)	(132)	83	—	(16,663)
Other (1) (2)	164	(4,831)	(302)	33	2	56	(13)	329	(4,562)

Other income (expense), net	(15,280)	(3,577)	(302)	23	(468)	(76)	291	329	(19,060)

Income (loss) from continuing operations before income taxes	$25,196	$(4,138)	$(527)	$5,148	$(1,301)	$2,324	$(3,438)	$—	$23,264

For the three months ended March 31, 2008:
Revenue (1) (2)	$86,512	$—	$1,051	$16,755	$19,499	$10,484	$5	$(6,055)	$128,251
Operating expenses (1) (3) (4)	41,952	917	690	13,519	19,008	8,882	8,636	(5,529)	88,075

Income (loss) from operations	44,560	(917)	361	3,236	491	1,602	(8,631)	(526)	40,176

Other income (expense), net:
Interest income	399	3,656	—	39	13	—	706	—	4,813
Interest expense	(23,005)	(856)	—	(122)	(492)	(164)	(1,431)	—	(26,070)
Other (1) (2)	(525)	(5,541)	(1,807)	—	11	8,173	(11,339)	526	(10,502)

Other income (expense), net	(23,131)	(2,741)	(1,807)	(83)	(468)	8,009	(12,064)	526	(31,759)

Income (loss) from continuing operations before income taxes	$21,429	$(3,658)	$(1,446)	$3,153	$23	$9,611	$(20,695)	$—	$8,417

Total Assets
March 31, 2009	$1,279,134	$60,025	$22,790	$4,002	$59,886	$8,489	$595,435	$(245)	$2,029,516

December 31, 2008	1,416,615	67,317	26,755	3,558	58,707	8,906	655,471	(229)	2,237,100

March 31, 2008	1,746,667	92,885	67,350	16,128	64,822	24,660	739,165	(276)	2,751,401

(1)

Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income depending on the type of service that is rendered. Intersegment billings are as follows:

	Servicing	Asset Management Vehicles	Mortgage Services	Technology Products	Business Segments Consolidated

For the three months ended March 31, 2009	$2,383	$141	$—	$8,392	$10,916
For the three months ended March 31, 2008	1,333	370	21	6,112	7,836

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

(3)	Depreciation and amortization expense are as follows:

	Servicing	Loans and Residuals	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Business Segments Consolidated

For the three months ended March 31, 2009:
Depreciation expense	$15	$—	$9	$117	$1,331	$335	$1,807
Amortization of MSRs	10,041	—	—	—	—	—	10,041
Amortization of intangibles	—	—	—	637	—	—	637

For the three months ended March 31, 2008:
Depreciation expense	$13	$2	$37	$245	$1,507	$676	$2,480
Amortization of MSRs	13,804	—	210	—	—	—	14,014
Amortization of intangibles	—	—	—	666	—	—	666

(4)

Corporate Items and Other operating expenses for the first quarter of 2008 include $9,532 of due diligence and other costs related to the “going private” proposal terminated in March 2008 by mutual agreement of the parties.

NOTE 20	COMMITMENTS AND CONTINGENCIES

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

          We are named as a defendant in lawsuits brought in various federal and state courts challenging the Bank’s mortgage servicing practices, including charging improper or unnecessary fees, misapplying borrower payments, etc. In April 2004, our petition was granted to transfer and consolidate a number of lawsuits filed against the Bank, OCN and various third parties into a single proceeding pending in the United States District Court for the Northern District of Illinois (the MDL Proceeding). Additional lawsuits similar to the MDL proceeding have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. In April 2005, the trial court entered a partial summary judgment in favor of defendants holding that plaintiffs’ signed loan contracts authorized the collection of certain fees by Ocwen as servicer for the related mortgages. In May 2006, plaintiffs filed an amended complaint containing various claims under several federal statutes, state deceptive trade practices statutes and common law. No specific amounts of damages are asserted, however, plaintiffs may amend the complaint to seek damages should the matter proceed to trial. In June 2007, the United States Court of Appeals for the Seventh Circuit issued an opinion holding that many of the claims were preempted or failed to satisfy the pleading requirements of the applicable rules of procedure and directing the trial judge to seek clarification from the plaintiffs so as to properly determine which particular claims are to be dismissed. In March 2009, the Court struck the amended complaint in its entirety on the grounds of vagueness. Plaintiffs filed a third amended complaint on April 20, 2009. Our deadline to answer the latest complaint is May 20, 2009. We believe the allegations in the MDL Proceeding are without merit and will continue to vigorously defend against them.

          In November 2004, a final judgment was entered in litigation brought by Cartel Asset Management, Inc. (Cartel) against OCN, the Bank and Ocwen Technology Xchange, Inc. (OTX), a subsidiary that has been dissolved. This matter involved allegations of misappropriation of trade secrets and contract-related claims brought by a former vendor. Initially, a jury verdict awarded damages of $9,320. However, the November 2004 judgment awarded $520 against OTX and nominal damages of two dollars against the Bank. Additionally, the Bank was assessed a statutory award to Cartel for attorneys’ fees in an additional amount of $170. The Bank and OTX were further assessed costs in the amount of $9. In September 2007, the United States Court of Appeals for the Tenth Circuit upheld the damage award against OTX and remanded the case for a new trial on damages against the Bank. In December 2007, we paid the full amount of the judgment against OTX, including accrued interest. In March 2008, the trial court entered an order joining OLS, as the Bank’s successor-in-interest, and OCN, as guarantor of the Bank’s obligations, as additional defendants. The trial court has not yet set a date for the new trial against the Bank, OLS and OCN. We do not believe that Cartel is entitled to additional damages, if any, in an amount that would be material to our financial condition, results of operations or cash flows, and we intend to continue to vigorously defend against this matter.

          In September 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc. (ABFS) brought an action against multiple defendants, including OLS, in Bankruptcy Court. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by OLS of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. OLS brought a separate action against the Trustee seeking damages of approximately $2,500 arising out of the ABFS MSRs purchase transaction. OLS’ separate action against the Trustee was dismissed by agreement without prejudice with the right to replead such claims or otherwise file a separate action should the Trustee’s action be dismissed. In February 2007, the court granted OLS’ motion to dismiss some claims but refused to dismiss others. The Trustee filed an amended complaint in March 2007. This complaint sets forth claims against all of the original defendants. The claims against OLS include turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. In March 2008, the court denied OLS’ motion to dismiss. In April 2008, OLS denied all charges and filed a counterclaim for breach of contract, fraud, negligent misrepresentation and indemnification in connection with the MSR purchase transaction. Fact discovery is complete and expert discovery is in progress. We believe that the Trustee’s allegations against OLS are without merit and intend to continue to vigorously defend against this matter.

          Ocwen together with Bankruptcy Management Solutions, Inc. (BMSI) the wholly owned subsidiary of BMS Holdings, commenced separate arbitrations before the Financial Industry Regulatory Authority against Goldman Sachs & Co., Banc of America Securities LLC, and Citigroup Global Markets, Inc. (collectively the Broker/Dealers) primarily alleging fraud, breach of duty and statutory violations arising out of the sale of AAA-rated student loan auction rate securities (SLARS) backed by the Federal Family Education Loan Program. Ocwen and BMSI subsequently voluntarily dismissed their arbitration claims against Citigroup Global Markets, Inc, and filed a complaint in federal court. Ocwen purchased the SLARS based on the Broker/Dealer representation that the SLARS were liquid securities which could be sold at regularly scheduled auctions to meet the Investment Line requirement to pay the borrowings at quarter end. The Broker/Dealers represented that the SLARS would remain liquid because if there were not sufficient buyers in the auctions, the Broker/Dealers would purchase to make the auctions succeed. Contrary to those representations, in February 2008, the Broker/Dealers stopped supporting the SLARS auctions and the market for SLARS became illiquid. Ocwen seeks to require the Broker/Dealers to repurchase the SLARS at par (aggregating $199,275), and pay consequential damages, potentially including damages related to the repayment of the Investment Line, and punitive damages.

          OCN is subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings and those noted above will not have a material effect on our financial condition, results of operations or cash flows.

Tax matters

          On December 28, 2006, the India tax authorities issued an income tax assessment order (the Order) with respect to IT-enabled services performed for OCN by its wholly-owned Indian subsidiary, OFSPL. The Order relates to the assessment year 2004-05 and determined that the percent mark-up on operating costs with respect to the IT-enabled and software development services that OFSPL provided to OCN was insufficient. The proposed adjustment would impose upon OFSPL additional tax of INR 45,290 ($889) and interest of INR 14,922 ($293) for the assessment year 2004-05. In December 2008, the India tax authorities issued an additional income tax assessment order (the Second Order) with respect to assessment year 2005-06. The proposed adjustment would impose upon OFSPL additional tax of INR 23,225 ($456) and interest of INR 10,200 ($200) for the assessment year 2005-06. In accordance with standard Indian procedures, penalties may also be assessed in the future in connection with the assessment.

          OCN and OFSPL intend to vigorously contest the Order, the Second Order and the imposition of tax and interest and do not believe they have violated any statutory provision or rule. OFSPL has filed a domestic appeal with the India Commissioner of Income Tax (Appeals) in response to the Order and Second Order. In March 2007, OCN filed a request for Competent Authority Assistance with the Internal Revenue Service under the United States – India Income Tax Treaty. In January 2009, OCN filed a request with the Internal Revenue Service to include assessment year 2005-2006 in its Competent Authority case.

          Due to the uncertainties inherent in the appeals and Competent Authority processes, OCN and OFSPL cannot currently estimate any additional exposure beyond the amount detailed in the Order. We can also not predict when these tax matters will be resolved. The Competent Authority Assistance filing should preserve OCN’s right to credit any potential India taxes against OCN’s U.S. taxes.

NOTE 21	SUBSEQUENT EVENTS

          In a private placement transaction that closed on April 3, 2009, OCN sold 5,471,500 shares of its common stock for a price of $11.00 per share. We realized approximately $60,000 in proceeds from this issuance. The purchasers, most of whom are existing OCN shareholders, purchased approximately 8% of OCN’s total outstanding shares pursuant to this new issuance. Accordingly, the purchasers own approximately 9.6% of OCN’s total outstanding shares as of the closing of the transaction. In addition to making customary representations, warranties and covenants, the purchasers have agreed to certain restrictions on the sale of the shares for a one-year period following the closing date. OCN is obligated to register the newly-issued shares and will apply to list such shares on the New York Stock Exchange within 270 days of the closing.

          On April 3, 2009, OCN repurchased from William C. Erbey, its Chairman of the Board and Chief Executive Officer, one million shares of its common stock at a per-share price of $11.00. We used a portion of the proceeds received from the above-described private placement transaction to acquire the shares from Mr. Erbey. In addition to making customary representations and warranties, Mr. Erbey agreed to certain restrictions on the sale or transfer of the remainder of his shares for a one-year period following the closing date.

          On April 30, 2009, we renewed through June 2010 our Investment Line term note used to finance auction rate securities. This agreement was renewed early under terms substantially similar to the previous agreement. Amortization payments will now be $3,000 per month in place of the previous quarterly reductions in the advance rate.

          On May 5, 2009, we negotiated an increase in a $300,000 advance facility to $500,000 and extended the amortization date by one year to May 4, 2010. Under the terms of the new facility, we pay interest on drawn balances at 1-Month LIBOR plus 275 basis points.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except share data)

INTRODUCTION

          Ocwen is among the leaders in our industry in realizing loan values for investors and in keeping Americans in their homes, as evidenced by our high cure rate. Our primary goal is to make our clients’ loans worth more by leveraging our superior processes and innovative technology. In a recent comparison of servicer performance in servicing non-performing residential loans, Moody’s reported that we had a “cure and cash flowing rate” that exceeded the average rate for Moody’s highest-rated servicers as a group.

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

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Interim Consolidated Financial Statements and the related notes, included in Item 1 in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2008.

          Unless specifically stated otherwise, all references to March 2009, December 2008 and March 2008 refer to our fiscal periods ended, or the dates, as the context requires, March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

          When we use the terms “Ocwen”, “we,” “us” and “our,” we refer to Ocwen Financial Corporation (Ocwen) and its consolidated subsidiaries.

EXECUTIVE SUMMARY

          March 2009 versus March 2008. We generated net income of $15,109 or $0.24 per share in the first quarter of 2009 compared to $5,272 and $0.08 per share for the first quarter of 2008. Income from continuing operations before taxes was $23,264 for the first quarter of 2009 as compared to $8,417 for the first quarter of 2008.

          Our results benefited from cost reduction efforts announced last quarter. This was evidenced by an 18% improvement in operating expenses in the first quarter of 2009 compared to the first quarter of 2008.

          No significant non-cash unrealized fair value adjustments on trading securities were recorded in the first quarter of 2009. In comparison, net income in the first quarter of 2008 included approximately $5,068 in net unrealized losses comprised of a $12,023 mark-to-market loss on trading securities and $6,955 in unrealized earnings primarily related to derivative mark-to-market gains at an unconsolidated subsidiary.

          While Servicing segment revenues continued to decline as a result of lower average unpaid principal balances (UPB), this was partially offset by higher process management revenues in the first quarter of 2009 as compared to the first quarter of 2008. Servicing benefited from lower interest expense in the first quarter of 2009 compared to 2008. Loans and Residuals were adversely impacted by lower interest income primarily due to reduced loan balances. Asset Management Vehicles reported a decrease in unrealized losses due to smaller declines in the estimated market value of loans, real estate and securities at unconsolidated subsidiaries.

          Mortgage Services benefited from new lines of business and from higher order volumes in existing businesses. These increases were offset by revenue declines in Financial Services as lower collection rates, due to the current economic climate and consistent with the collections industry in general, adversely impacted results in the first quarter of 2009 compared to 2008. Technology Products’ income from continuing operations declined in the first quarter of 2009, as compared to 2008, because we did not recognize any earnings of BMS Holdings, an unconsolidated subsidiary, in the first quarter of 2009. We suspended the equity method of accounting for our investment in BMS Holdings in the second quarter of 2008 because of losses that reduced our investment to zero.

Strategic Priorities

          Ocwen is focused on a strategic plan centered on four essential initiatives:

1.	Liquidity and balance sheet strength
2.	Revenue opportunities
3.	Quality and cost structure leadership
4.	Separation of Ocwen Solutions

We are aggressively pursuing each of these priorities as more fully discussed in the following sub-sections. We believe our efforts will significantly increase shareholder value by building on our core competitive strengths to capture existing economic opportunities.

          Liquidity and Balance Sheet Strength. We believe maintaining liquidity and strengthening our balance sheet will provide us with greater flexibility to pursue attractive investment opportunities that we believe are on the horizon. We focused this quarter on adding borrowing capacity and term advance financing. We were successful on both fronts, as more fully described in the Executive Summary—Liquidity section below. We believe we will benefit from the inclusion of servicer advances in the Term Asset-Backed Securities Loan Facility program (TALF), which will lead to improved access to term financing for servicer advances.

          Revenue Opportunities. We believe the current economic environment combined with government financial stability actions affords us a unique opportunity to capitalize upon our long track record of: (1) demonstrated expertise with servicing rights, legacy loans and assets; (2) exceptional loss mitigation capabilities; and (3) successfully providing business processes services to the mortgage industry. Our revenue growth efforts are focused on developing opportunities in each of our segments.

          Opportunities for revenue growth in the Ocwen Asset Management line of business include:

•

Special Servicing Arrangements. We began to perform under a special servicing arrangement with Freddie Mac as part of a high risk loan pilot program announced in February 2009. We are in discussions with various counter parties on how we can assist them with their special servicing needs.

•	Loan Modifications. We expect to accelerate work with qualifying borrowers to modify loans consistent with the federal government’s Home Affordable Modification Program (HMP).
•	Acquisition of Servicing Rights. We are actively pursuing several initiatives to provide us with an increased supply of servicing.

          Our Ocwen Solutions line of business is focused on two primary opportunities to grow revenues:

•

Product Diversification. We continue our efforts to offer a balanced service across all aspects of the mortgage lifecycle. We believe our technological capabilities are a differentiating factor across our entire product platform.

•	Geographic Expansion. We are expanding our product offering into new states. We expect to continue to build our national footprint for services as part of our strategy to diversify our revenue base.

          Quality and Cost Structure. According to a third-party industry study, our cost to service non-performing and performing residential loans are 60% and 21%, respectively, lower than the subprime industry. An industry trade association study shows that we are 28% less expensive than the nearest competitor in terms of servicing expense per loan. We believe that quality and cost are intrinsically related in that errors increase costs and destroy quality.

          We have launched three specific initiatives which we believe are designed to not only maintain, but improve our profitability even with a declining portfolio of serviced loans. These three initiatives are: (1) consolidation and automation of manual processes; (2) improvement of process uniformity to eliminate variability; and (3) job function analyses to improve supervisory effectiveness. We are implementing our next generation of technology and processes to achieve this step function improvement in cost and quality. By eliminating variability in our processes, we can grow our industry leading programs that keep more people in their homes, generate greater cash flow for investors and reduce our costs.

          Separation of Ocwen Solutions. On November 12, 2008, our Board of Directors authorized management to pursue a plan to separate, through a tax-free spin-off into a newly formed publicly-traded company, all of our business operations currently included within the OS business line except for BMS Holdings and GSS. We made our decision based upon a strategic analysis that concluded that the Separation would:

•	Allow each of Ocwen and Altisource to separately focus on their core business and be better able to respond to initiatives and market challenges;
•	Better position OS to pursue business opportunities with other servicers;
•	Provide OS the option of offering its stock as consideration to potential acquisition targets (subject to certain limitations);
•	Grant OS flexibility in creating its own capital structure which may include a subsequent raise of equity or debt; and
•	Allow potential investors to choose between the contrasting business models of knowledge processing or servicing, each of which may be valued differently by the equity markets.

          The ownership interest in this new company will be distributed to OCN’s existing shareholders in the form of a pro rata stock distribution. Each OCN shareholder will receive one share of OS common stock for every three shares of OCN common stock held as of the close of business on the record date of the distribution. We continue to move ahead with our efforts to address the legal and regulatory requirements for the Separation with the goal of effecting the transaction in the third quarter of 2009. We believe this transaction does not require OTS approval. These efforts include filing a registration statement on Form 10 with the Securities and Exchange Commission (SEC) for the proposed transaction in the second quarter of 2009. A vote of OCN shareholders is not required in connection with the Separation.

          In connection with the Separation, OAM expects to enter into contractual agreements at prevailing market rates with OS to both provide certain corporate services as well as receive commercial services.

Outlook

          Ocwen Asset Management. We are aggressively pursuing special servicing opportunities that require little capital such as our pilot program with Freddie Mac. Advances declined significantly in the first quarter. We expect this trend to continue in 2009, although the rate of decline is likely to slow.

          Under the HMP, we expect to generate revenues after qualifying loan modifications pass the 90-day trial period. Late fee revenues must be waived for loan modifications included in the HMP. Accordingly, second quarter revenues will likely not include HMP qualifying loan modifications.

          With the inclusion of servicer advances in TALF, we may issue TALF notes to increase the amount and duration of advance financing. We will also continue to reduce non-core assets and deploy that cash in our core businesses.

          Ocwen Solutions. The primary growth engine for Ocwen Solutions will be Mortgage Services, which we are expanding by increasing the array and geographical range of the mortgage and default services that we provide to originators and servicers. These services include default processing, property inspection and preservation, homeowner outreach, real estate sales and title services.

          We expect limited revenue growth but increased profitability in Financial Services in 2009. The difficult collection environment that all receivables management firms currently are facing stems from growing unemployment and consumers’ limited access to credit. These issues have lowered NCI’s collection rate, but NCI remains a top performer for its most important clients. NCI will continue to focus on reducing operating costs by improving processes and implementing its strategic initiatives which include: scoring, scripting and optimal debtor resolution. As NCI begins to experience positive results from these efforts, it will turn its attention toward revenue growth.

Liquidity

          Cash totaled $158,855, or 7.8% of total assets at March 31, 2009. This compares to cash of $201,025, or 9% of total assets at December 31, 2008, and cash of $174,684, or 6.4% of total assets a year ago at March 31, 2008.

          Servicer liabilities, which represent cash collected from borrowers but not yet remitted to securitization trusts, declined by $45,386 from December 31, 2008 to March 31, 2009. Servicer liabilities have a very short duration as funds collected must be remitted to the trust in accordance with the contractual obligation. The $148,937 decline in total advances in the first quarter of 2009 is attributable to the success of our efforts to stabilize the delinquency rate which has allowed advances to decline significantly faster than UPB.

          Our borrowings as of March 31, 2009 include $186,568 borrowed under the Investment Line term note that is used to finance the investment grade auction rate securities which we are carrying at a fair value of $238,161. In the first quarter of 2009, we repaid $14,151 of Investment Line term note principal. This amount includes proceeds of $1,100 from the redemption of certain securities. On April 30, 2009, we renewed this term note through June 2010. This agreement was renewed early under terms substantially similar to the previous agreement, except amortization payments will now be $3,000 per month in place of the previous quarterly reductions in the advance rate.

          Excluding the Investment Line, our borrowings have decreased by $168,968 since December 31, 2008. This decline reflects a reduction in borrowings by the Servicing segment, Loans and Residuals segment, Financial Services segment and Corporate Items and Other of $140,263, $3,058, $1,123 and $24,524, respectively. The decline in borrowings of the Servicing segment reflects a decline in advances. The decline in borrowings of the Loans and Residuals segment is primarily the result of a decline in the balance of the loans pledged as collateral. Corporate Items and Other borrowings declined as a result of the repurchase of 3.25% Convertible Notes with a face value of $25,910.

          Excluding the Investment Line, our total maximum borrowing capacity was $1,369,065 as of March 31, 2009, an increase of $28,318 as compared to December 31, 2008. This increase is primarily due to a $31,376 increase in borrowing capacity of the Servicing segment and a $3,058 decline in borrowing capacity of the Loans and Residuals segment. The increase in Servicing borrowing capacity is principally the result of entering into two new facilities in March 2009. One facility represented an advance in the form of zero-coupon bonds that we recorded at $45,373, net of a discount of $14,627. The other is a $7,000 term note. Both facilities are secured by the pledge of advances.

          At March 31, 2009, excluding the Investment Line, $438,690 of our total maximum borrowing capacity remained unused, including $428,690 attributed to the Servicing business. Of the unused borrowing capacity of the Servicing business, none was readily available because we had no additional assets pledged as collateral but not drawn under our facilities.

          In January 2009, we negotiated an early renewal of a $200,000 facility. The start of the amortization period for this note is now January 2010. With the continuing decline of our advance balances and the success of our other liquidity initiatives, we believe that we will have sufficient borrowing capacity to finance advances on our current servicing portfolio through the remainder of 2009 even if we are unable to negotiate any new facilities or any renewals or increases of existing facilities. We will endeavor to retain sufficient cash to repay any advances in excess of our borrowing capacity if such borrowing capacity declines under this worst-case scenario for financing. Another reason that we will retain cash is to cover possible additional principal repayments on our MSR term note in the event that the collateral value determined by a third party appraiser declines faster than the scheduled amortization of this note.

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

          In the first quarter of 2009, financing costs came down from the level in the first quarter of 2008 due to lower advance balances and a reduction in interest rates. The one-month LIBOR, which is the reference rate for most of our borrowings declined significantly in the first quarter of 2009, and this decrease was partly offset by higher average spreads over LIBOR. The rate paid on the average balance of our debt outstanding under our match funded facilities and our lines of credit and other secured borrowings was 6.01% and 6.87% in the first quarter of 2009 and 2008, respectively.

CRITICAL ACCOUNTING POLICIES

          Our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of risks in the marketplace or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail on pages 24 through 27 of Management’s Discussion and Analysis of Results of Operations and Financial Condition and in Note 1 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITION

Operations Summary

The following table summarizes our consolidated operating results for the three months ended March 31, 2009 and 2008. We have provided a more complete discussion of operating results by line of business in the Segments section.

	2009	2008	% Change

Consolidated:
Revenue	$114,590	$128,251	(11)
Operating expenses	72,266	88,075	(18)

Income from operations	42,324	40,176	5
Other income (expense), net	(19,060)	(31,759)	(40)

Income from continuing operations before taxes	23,264	8,417	176
Income tax expense	8,037	2,939	173

Income from continuing operations	15,227	5,478	178
Loss from discontinued operations, net of taxes	(188)	(204)	(8)

Net income	15,039	5,274	185
Net loss (income) attributable to minority interest in subsidiaries	70	(2)	3,600

Net income attributable to Ocwen Financial Corp	$15,109	$5,272	187

Segment income (loss) from continuing operations before taxes:
Servicing	$25,196	$21,429	18
Loans and Residuals	(4,138)	(3,658)	13
Asset Management Vehicles	(527)	(1,446)	(64)
Mortgage Services	5,148	3,153	63
Financial Services	(1,301)	23	(5,757)
Technology Products	2,324	9,611	(76)
Corporate Items and Other	(3,438)	(20,695)	(83)

	$23,264	$8,417	176

          Income from operations improved by 5% in the first quarter of 2009 as compared to 2008, reflecting a significant reduction in operating expenses that was partially offset by a decline in revenues. Lower interest expense and lower fair value adjustments on securities and loans resulted in a 176% increase in income from continuing operations.

          Total revenues declined by $13,661, or 11%, in the first quarter of 2009 as compared to 2008 principally because of a decrease in Servicing revenue due to a smaller servicing portfolio. Revenue of the Financial Services segment also declined in the first quarter of 2009 largely due to lower liquidation rates in contingency collections. Mortgage Services revenue increased over the first quarter of 2008 primarily as a result of a broader array of product offerings across the mortgage life cycle (i.e. default products) and selectively expanding in new states considering the market opportunities in each.

          Total operating expenses were $15,809, or 18%, lower in the first quarter of 2009 as compared to 2008. This is primarily due to declines in operating expenses of the Servicing segment and Corporate Items and Other. Operating expenses of the Servicing segment declined primarily due to lower amortization on a smaller servicing portfolio, lower servicing and origination expense as a result of a reduction in loan payoffs and reduced staffing levels. In Corporate Items and Other, operating expenses declined largely because the first quarter of 2008 included $9,532 of due diligence and other costs related to the “going private” transaction which was initiated in January 2008 and which the parties mutually terminated in March 2008.

          Other expense, net, for the first quarter of 2009 was $19,060 as compared to $31,759 for the first quarter of 2008, a favorable variance of $12,699. This variance is the result of several factors:

•

In the Servicing segment, interest expense on match funded liabilities and lines of credit was $7,744 lower in the first quarter of 2009 because of a decline in the average balance of advances and a decline in interest rates.

•	In the Loans and Residuals segment, interest income on loans and residual securities declined by $1,773 in the first quarter of 2009 because of declines in assets.

•

In the AMV segment, our consolidated share of the earnings of OSI and ONL and affiliates for the first quarter of 2009 was $27. This compares to losses of $931 for the first quarter of 2008. The losses in 2008 reflect higher charges to reduce residual securities, loans and real estate to fair value.

•

In the Technology Products segment, our share of the earnings of BMS Holdings was $7,886 for the first quarter of 2008 as compared to zero for the first quarter of 2009. Unrealized gains on derivatives in the first quarter of 2008 were largely reversed in the second quarter of 2008 as a result of volatility in LIBOR during those periods. During the second quarter of 2008, our share of the losses of BMS Holdings reduced our investment to zero and we suspended the application of the equity method of accounting for our investment.

•

In Corporate Items and Other, we recorded an unrealized loss of $40 on our investment grade auction rate securities in the first quarter of 2009. This compares to an unrealized loss of $8,939 in the first quarter of 2008. In addition, the first quarter of 2008 included $1,813 of unrealized losses on CMOs which were sold in the second quarter of 2008.

Financial Condition Summary

          Total assets declined by $207,584, or 9%, in the first three months of 2009. This decrease was due to declines in all asset categories other than receivables and MSRs:

•	Cash declined by $42,170 to a balance of $158,855 at March 31, 2009.

•	Loans held for resale declined by $5,248 due to foreclosures, charge-offs, payoffs and declines in estimated values.

•

Total advances declined by $148,937 primarily because of declines in UPB serviced and because we were able to stabilize the rate of loan delinquencies and reduce average delinquencies per loan. This decline is the net result of a $219,311 decline in match funded advances and a $70,374 increase in advances as a result of moving collateral from match funded advance facilities to a non-match funded facility.

•	MSRs increased by $1,103 as acquisitions of $10,241 exceeded amortization of $9,126 for the first quarter of 2009.

•	Investment in unconsolidated entities declined by $3,548 primarily due to $3,246 of distributions received from our asset management entities.

          Total liabilities declined by $224,621, or 14%, in the first three months of 2009. This decrease was the result of declines in all liability categories other than lines of credit and other secured borrowings:

•	Match funded liabilities declined by $171,639 as a result of the decline in match funded advances.

•

Lines of credit and other secured borrowings increased by $27,195 principally because of $52,373 of borrowings, net of discount, under two new facilities offset in part by $20,997 of repayments of borrowings under the senior secured credit agreement term note that is used to finance MSRs.

•	The Investment Line declined by $14,151 due to repayments.

•

Servicer liabilities declined by $45,386 largely because of a decrease in the amount of borrower payments that have not yet been remitted to custodial accounts. The decline in borrower payments is the result of slower repayments and a decline in UPB serviced.

•

Debt securities declined by $24,524. During February 2009, we repurchased $25,910 of our 3.25% Convertible Notes in the open market at a price equal to 95% of the principal amount. We recognized total gains of $534 on these repurchases, net of the write-off of discount and unamortized issuance costs.

          At March 31, 2009, total equity was $626,678, an increase of $17,037 over December 31, 2008 that was primarily due to net income of $15,109 for the first quarter of 2009, the exercise of stock options and compensation related to employee share-based awards.

SEGMENTS

          The following section provides a discussion of changes in the financial condition of our business segments during the three months ended March 31, 2009 and a discussion of the results of continuing operations of our business segments for the three months ended March 31, 2009 and 2008.

          The following table presents assets and liabilities of each of our business segments at March 31, 2009:

	Ocwen Asset Management			Ocwen Solutions

	Servicing	Loans and Residuals	Asset Management Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

Assets
Cash	$8	$141	$—	$264	$5,189	$—	$153,253	$—	$158,855
Cash held for clients	—	—	—	—	414	—	—	(414)	—
Trading securities:
Investment grade auction rate	—	—	—	—	—	—	238,161	—	238,161
Subordinates and residuals	—	3,921	—	—	—	—	107	—	4,028
Loans held for resale	—	44,670	—	—	—	—	—	—	44,670
Advances	167,644	4,689	—	—	—	—	126	—	172,459
Match funded advances	881,244	—	—	—	—	—	—	—	881,244
Mortgage servicing rights	140,603	—	—	—	—	—	—	—	140,603
Receivables	15,343	1,369	854	3,702	5,703	776	21,686	—	49,433
Deferred tax asset, net	—	—	—	—	—	—	167,913	—	167,913
Goodwill and intangibles	—	—	—	—	43,971	1,618	—	—	45,589
Premises and equipment	55	—	—	12	3,802	4,950	2,980	—	11,799
Investment in unconsolidated entities	—	—	22,036	—	—	—	79	—	22,115
Other assets	74,237	5,235	(100)	24	807	1,145	11,130	169	92,647

Total assets	$1,279,134	$60,025	$22,790	$4,002	$59,886	$8,489	$595,435	$(245)	$2,029,516

Liabilities
Match funded liabilities	$790,300	$—	$—	$—	$—	$—	$—	$—	$790,300
Lines of credit and other secured borrowings	129,363	14,702	—	—	—	—	—	—	144,065
Investment line	—	—	—	—	—	—	186,568	—	186,568
Servicer liabilities	90,262	—	—	—	—	—	103	—	90,365
Cash due to clients	—	—	—	—	414	—	—	(414)	—
Debt securities	—	—	—	—	—	—	108,843	—	108,843
Other liabilities	37,536	1,322	—	1,898	6,972	2,500	32,188	281	82,697

Total liabilities	$1,047,461	$16,024	$—	$1,898	$7,386	$2,500	$327,702	$(133)	$1,402,838

          The following table presents the statements of continuing operations before income taxes for each of our business segments for the three months ended March 31, 2009:

	Ocwen Asset Management			Ocwen Solutions

	Servicing	Loans and Residuals	Asset Management Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

Revenue
Servicing and subservicing fees	$64,979	$—	$—	$321	$13,831	$—	$3	$(324)	$78,810
Process management fees	9,715	—	—	17,654	3,487	806	—	2,030	33,692
Other revenues	—	—	537	42	—	9,767	250	(8,508)	2,088

Total revenue	74,694	—	537	18,017	17,318	10,573	253	(6,802)	114,590

Operating expenses
Compensation and benefits	8,613	6	988	2,799	8,555	2,236	5,348	—	28,545
Amortization of servicing rights	10,041	—	—	—	—	—	—	—	10,041
Servicing and origination	2,032	—	—	7,252	3,354	—	—	—	12,638
Technology and communications	2,819	8	103	914	2,160	4,259	882	(6,337)	4,808
Professional services	1,914	(100)	—	208	718	3	4,443	—	7,186
Occupancy and equipment	2,862	—	36	291	1,239	635	983	—	6,046
Other operating expenses	5,937	647	(365)	1,428	2,125	1,040	(7,674)	(136)	3,002

Total operating expenses	34,218	561	762	12,892	18,151	8,173	3,982	(6,473)	72,266

Income (loss) from operations	40,476	(561)	(225)	5,125	(833)	2,400	(3,729)	(329)	42,324

Other income (expense):
Interest income	59	1,883	—	2	—	—	221	—	2,165
Interest expense	(15,503)	(629)	—	(12)	(470)	(132)	83	—	(16,663)
Loss on trading securities	—	(282)	—	—	—	—	(98)	—	(380)
Gain on debt repurchases	—	—	—	—	—	—	534	—	534
Loss on loans held for resale, net	—	(4,554)	—	—	—	—	—		(4,554)
Equity in earnings of unconsolidated entities	—	—	(302)	—	—	—	—	329	27
Other, net	164	5	—	33	2	56	(449)	—	(189)

Other income (expense), net	(15,280)	(3,577)	(302)	23	(468)	(76)	291	329	(19,060)

Income (loss) from continuing operations before income taxes	$25,196	$(4,138)	$(527)	$5,148	$(1,301)	$2,324	$(3,438)	$—	$23,264

          We report the operating results of BOK, which are included in Corporate Items and Other, as discontinued operations. See Note 4 to the Interim Consolidated Financial Statements for additional information.

Servicing

          Servicing continues to be our most profitable segment despite a 14% decline in total revenue in the first quarter of 2009 as compared to 2008. Servicing fees have declined due to a decline in the average balance of loans serviced. The UPB of loans that we service for others increased in the first quarter of 2009 for the first time since 2007, as the UPB for newly acquired servicing agreements exceeded the reduction of our existing servicing portfolio. This increase did not result in an increase in revenue because the servicing acquisition occurred relatively late in the quarter. Lower float balances and lower interest rates have resulted in a decline in float earnings. The decline in revenue was somewhat offset by a 18% decline in operating expenses. Amortization of MSRs declined due to a decline in projected prepayment speeds. Servicing and origination expense declined as a result of a decline in voluntary loan payoffs, and compensation and benefits expense declined as a result of an 18% reduction in average staffing levels. As a result, income from operations declined by $4,084, or 9% in the first quarter of 2009 as compared to 2008. However, pre-tax income improved by $3,767, or 18%, in the first quarter of 2009 as total interest expense declined by $7,502.

          The delinquency rate has remained relatively stable and total advances have continued to decline in 2009. In part, advances declined as a result of increased loan modifications and sales of foreclosed real estate. We expect delinquency rates to remain flat for the remainder of 2009 which will lead to further reductions in advances as our seasoned portfolio matures.

          Excluding non-performing loans serviced for Freddie Mac but including the newly acquired servicing agreements, the number of non-performing loans serviced declined by 8,130 in the first quarter of 2009. While the number of non-performing loans declined, the UPB of non-performing loans as a percentage of the portfolio serviced increased during the first quarter of 2009 to 25.1% at March 31, 2009 from 24.3% at December 31, 2008, as the average size of delinquent loans increased. Servicing advances declined by 12% in the first quarter of 2009 as compared to an increase of 2% for the first quarter of 2008. Interest expense on borrowings of the Servicing segment was 37% lower for the first quarter of 2009, as compared to 2008, and declined by 14% as compared to the fourth quarter of 2008. Servicing and subservicing fees, excluding float earnings and ancillary income, declined by 17% in the first quarter of 2009 as compared to 2008 due to the decline in UPB serviced. Prepayment speed averaged 22% in the first quarter of 2009 as compared to 23% in the same period of 2008. Prepayment speed declined in the first quarter of 2009 primarily due to a decline in loan payoffs offset by an increase in real estate sales. Real estate sales and other involuntary liquidations accounted for approximately 85% of prepayments during the first quarter of 2009 as compared to approximately 58% for the first quarter of 2008. We expect prepayment speed to decline somewhat in the future as the number of loans in foreclosure and properties awaiting liquidation decrease. Another factor contributing to the decline in prepayment speed is an increase in the fixed rate portion of our loan portfolio as ARM loans continue to prepay at a faster rate and become a smaller portion of total loans.

          During the first quarter of 2009, the President and U.S. Department of the Treasury announced and issued guidelines for HMP. The HMP provides a financial incentive for us to modify qualifying loans in accordance with the plan’s guidelines and requirements. On April 13, 2009, we announced our active participation in this plan and expect it to impact our revenue and profits for the full year 2009. However, we expect an adverse impact in the second quarter of 2009 as the program ramps up and modifications that ordinarily would have completed in this quarter are delayed. In order to qualify for the initial and subsequent financial incentives, each loan modification must meet specific guidelines and criteria. A significant part of the process is a trial modification period which must last for 90 days in order to qualify for the initial base incentive fee of $1,000 (actual dollars) or $1,500 (actual dollars) per loan. The higher initial payment is earned on loans that are still performing when modified but where default is likely. The subsequent annual success incentive fee of up to $1,000 (actual dollars) per loan is earned annually, provided the borrower continues to perform under the modification in accordance with program guidelines. We expect to recognize revenue only after all conditions are met, including the fulfillment of the 90 day trial period. In addition, for loans modified under the HMP, we will be required to forego accrued late fees incurred in the year of the modification. Of the 20,651 loans modified in the first quarter of 2009, we believe 12,741 would have qualified under the HMP.

          The following table provides key business drivers and other selected revenue and expense items of our residential servicing business at or for the three months ended March 31:

	2009	2008	% Change

Average UPB of loans and real estate serviced	$40,116,314	$51,754,789	(22)%
Prepayment speed (average CPR)	22%	23%	(4)
UPB of non-performing loans and real estate serviced as a % of total at March 31 (1)(2)	25.1%	21.8%	15
Average number of loans and real estate serviced	313,093	401,623	(22)
Number of non-performing loans and real estate serviced as a % of total at March 31 (1)(2)	17.2%	16.8%	2
Average float balances	$361,300	$408,800	(12)
Average balance of advances and match funded advances (3)	$1,123,776	$1,350,706	(17)
Average balance of MSRs	$134,348	$188,831	(29)
Collections on loans serviced for others	$1,843,200	$3,072,811	(40)
Servicing and subservicing fees (excluding float and ancillary income)	$45,878	$55,187	(17)
Float earnings	$1,850	$4,433	(58)
Amortization of servicing rights (4)	$9,126	$13,804	(34)
Interest expense on match funded liabilities and lines of credit	$13,045	$20,789	(37)
Compensating interest expense	$275	$1,110	(75)
Operating expenses directly related to loss mitigation activities	$7,193	$6,778	6

(1)	Excluding non-performing loans serviced for Freddie Mac. Also excludes real estate serviced pursuant to our contract with the VA which expired on July 24, 2008.
(2)	At December 31, 2008, the UPB of non-performing assets comprised 24.3% of the total and the number of non-performing assets serviced comprised 19% of the total.
(3)	The combined average balance of advances and match funded advances was $1,146,613 for the fourth quarter of 2008.
(4)

During the three months ended March 31, 2009, the amount of charges we recognized to increase our servicing liability obligations exceeded amortization by $915, and we reported this net expense as amortization of servicing rights. The total amount of amortization of servicing rights reported by the servicing segment for the first quarter of 2009 is $10,041.

          The following table sets forth information regarding residential loans and real estate serviced for others:

	Loans (1)		Real Estate (2)		Total (4)(5)

	Amount	Count	Amount	Count	Amount	Count

March 31, 2009:
Performing	$29,880,797	248,215	$—	—	$29,880,797	248,215
Non-performing (3)	8,118,175	43,657	2,790,163	12,228	10,908,338	55,885

	$37,998,972	291,872	$2,790,163	12,228	$40,789,135	304,100

December 31, 2008:
Performing	$30,416,049	261,387	$—	—	$30,416,049	261,387
Non-performing	6,937,002	47,611	2,818,481	13,517	9,755,483	61,128

	$37,353,051	308,998	$2,818,481	13,517	$40,171,532	322,515

March 31, 2008:
Performing	$38,573,686	328,783	$—	—	$38,573,686	328,783
Non-performing	7,294,604	48,623	4,256,286	26,298	11,550,890	74,921

	$45,868,290	377,406	$4,256,286	26,298	$50,124,576	403,704

(1)

Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Real estate includes $804,814 of foreclosed residential properties serviced for the VA at March 31, 2008. We elected not to renew our contract with VA in July 2008.
(3)	Non-performing loans at March 31, 2009 include loans serviced for Freddie Mac.
(4)

At March 31, 2009, we serviced 213,802 subprime loans and real estate with a UPB of $30,951,647 as compared to 227,929 with a UPB of $32,776,696 at December 31, 2008. At March 31, 2008, we serviced 277,660 subprime loans and real estate with a UPB of $40,161,725.

(5)

We serviced under subservicing contracts 87,256 residential loans with a UPB of $10,428,990 as of March 31, 2009. This compares to 108,545 residential loans with a UPB of $10,340,878 as of December 31, 2008 and 121,725 residential loans and real estate with a UPB of $11,967,956 at March 31, 2008.

The following table sets forth information regarding the changes in our portfolio of residential assets serviced for others:

	Amount	Count

Servicing portfolio at December 31, 2007	$53,545,985	435,616
Additions	518,439	4,483
Runoff	(3,939,848)	(36,395)

Servicing portfolio at March 31, 2008	50,124,576	403,704
Additions	255,912	2,421
Runoff	(4,712,421)	(37,347)

Servicing portfolio at June 30, 2008	45,668,067	368,778
Additions	146,000	1,075
Runoff	(3,365,036)	(27,366)

Servicing portfolio at September 30, 2008	42,449,031	342,487
Additions	677,000	1,790
Runoff	(2,954,499)	(21,762)

Servicing portfolio at December 31, 2008	40,171,532	322,515
Additions	3,626,000	11,036
Runoff	(3,008,397)	(29,451)

Servicing portfolio at March 31, 2009	$40,789,135	304,100

          Additions primarily represent servicing purchased from the owners of the mortgages and servicing obtained by entering into subservicing agreements with other entities that own the MSRs. MSR runoff primarily results from principal repayments on loans and sales of real estate. The market for the acquisition of servicing rights to newly originated subprime mortgage loans slowed significantly in the latter part of 2007. Since then, servicing transactions have consisted mostly of trades of seasoned portfolios. Because of the turmoil in the credit markets, we have been cautious in our acquisition of MSRs, and we did not make any significant additions to our residential servicing portfolio during 2008. In the longer term, our continued growth and success in the Servicing business is in part dependent on our ability to acquire MSRs at an appropriate price. As a result, we will continue to selectively pursue opportunities for additional servicing and subservicing business. We are optimistic about our prospects for maintaining our scale and growing the Servicing business over time based on our expected ability to act on opportunities we see in the market.

          In addition to acting as servicer and subservicer, we have entered into backup servicing agreements with two large financial institutions. As backup servicer, we have agreed to accept the servicing responsibilities on up to $40,000,000 of mortgage loans in the event that the primary servicer is terminated. As back up servicer, we are entitled to all servicing compensation to which the terminated servicer would have been entitled. We are not required to fund the delinquency or servicer advance obligations or the compensating interest obligations on the loans that we accept. As of March 31, 2009, we were not servicing any loans under these agreements.

Comparative selected balance sheet data is as follows:

	March 31, 2009	December 31, 2008

Advances	$167,644	$97,098
Match funded advances	881,244	1,100,555
Mortgage servicing rights (Residential)	140,603	139,500
Receivables	15,343	7,936
Debt service accounts	58,440	58,468
Other	15,860	13,058

Total assets	$1,279,134	$1,416,615

Match funded liabilities	$790,300	$961,939
Lines of credit and other secured borrowings	129,363	97,987
Servicer liabilities	90,262	135,649
Other	37,536	23,138

Total liabilities	$1,047,461	$1,218,713

          Advances and Match Funded Advances. When the borrower does not make a full principal and interest payment, we are required under most servicing agreements to advance funds to the investment trust. However, we are obligated to advance funds only to the extent that we believe that the advances are recoverable from loan proceeds. Most of our advances have the highest standing for reimbursement from payments, repayments and liquidation proceeds at the loan level. In addition, for any advances that are not covered by loan proceeds, the large majority of our pooling and servicing agreements provide for reimbursement at the pool level using collections on other loans. We are also required to pay property taxes and insurance premiums, to process foreclosures and to advance funds to maintain, repair and market real estate properties on behalf of investors, and these advances are accorded the same high priority for repayment as principal and interest advances. We generally recover our advances in full when foreclosed properties are sold, and this is also generally true when we modify a loan.

          During the first three months of 2009, the combined balance of advances and match funded advances decreased by $148,765, or 12%, due to a 6% decline in the number of loans serviced and the relative stabilization of the rate of loan delinquencies. Within the combined balance of advances and match funded advances, advances increased due to the transfer of certain collateral from SPEs categorized as match funded to an SPE not categorized as match funded.

          Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We make these transfers under the terms of four advance facility agreements. We either retain control of the advances, or the advances are transferred to trusts that are not QSPEs. As a result, we include the SPEs in our Consolidated Financial Statements. The match funded advances are owned by the SPEs and are not available to satisfy general claims of our creditors. Conversely, the holders of the debt issued by the SPEs generally can look only to the assets of the issuer for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations of the issuer under the match funded facility that we executed in April 2008. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period in April 2009.

          Mortgage Servicing Rights. The unamortized balance of residential MSRs is primarily related to subprime residential loans. Residential MSRs increased by $1,103 during the first three months of 2009primarily due to acquisitions of $10,241 offset by amortization expense of $9,126.

          Match Funded Liabilities. Match funded liabilities are obligations secured by the related match funded assets and are repaid through the cash proceeds arising from those assets. We account for and report match funded liabilities as secured borrowings with pledges of collateral. All of our match funded liabilities are secured by advances on loans serviced for others. The $171,639 decrease in match funded liabilities during the first three months of 2009 is primarily the result of the $219,311 reduction in the balance of match funded advances. At March 31, 2009, 90% of match funded advances were pledged to support borrowings as compared to 87% at December 31, 2008.

          Unused borrowing capacity under our match funded facilities increased from $257,893 at December 31, 2008 to $428,690 at March 31, 2009. Our maximum borrowing capacity under our match funded facilities was $1,215,000 at March 31, 2009 and December 31, 2008.

          Lines of Credit and Other Secured Borrowings. In August 2008, we exercised the option contained in our senior secured credit agreement to issue an 18-month term note to finance MSRs. We transferred the advance collateral that had been pledged to the senior secured credit agreement to existing match funded facilities. The amount outstanding under the term note declined by $20,997 during the first three months of 2009. At both March 31, 2009 and December 31, 2008, the amount outstanding under the term note was equal to the maximum borrowing capacity. We entered into two new facilities in March 2009. We recognized a $60,000 zero-coupon bond with a five-year term at $45,373, net of a discount of $14,627. We also recognized a $7,000 term note maturing in five years with a stated interest rate of 1-Month LIBOR plus 350 basis points. Both notes are similar to the match funded advance facilities, and are secured by the pledge of advances.

          Servicer Liabilities. Servicer liabilities represent amounts we have collected, primarily from residential borrowers whose loans we service, which we will deposit in custodial accounts, pay directly to an investment trust or refund to borrowers. We exclude custodial accounts from our balance sheet. Servicer liabilities declined by $45,387 during the first three months of 2009 largely due to a decline in the amount of borrower payments due to the custodial accounts. This decline reflects the impact of low collection volume primarily resulting from slower voluntary prepayments and a smaller servicing portfolio.

          Comparative selected operations data for the three months ended March 31 is as follows:

	2009	2008

Revenue:
Servicing and subservicing fees	$64,979	$80,337
Process management fees	9,715	6,175

Total revenue	74,694	86,512

Operating expenses:
Compensation and benefits	8,613	10,187
Amortization of servicing rights	10,041	13,804
Servicing and origination	2,032	3,786
Technology and communications	2,819	2,219
Professional services	1,914	2,366
Occupancy and equipment	2,862	3,386
Other	5,937	6,204

Total operating expenses	34,218	41,952

Income from operations	40,476	44,560

Other income (expense):
Interest expense:
Match funded liabilities	(11,916)	(17,700)
Lines of credit and other secured borrowings	(1,129)	(3,089)
Other	(2,458)	(2,216)

	(15,503)	(23,005)
Other	223	(126)

Total other expense	(15,280)	(23,131)

Income before income taxes	$25,196	$21,429

          Servicing and Subservicing Fees. The principal components of servicing and subservicing fees for the three months ended March 31 are:

	2009	2008

Residential
Loan servicing and subservicing	$45,878	$55,187
Late charges	10,698	10,711
Custodial accounts (float earnings)	1,850	4,433
Loan collection fees	2,065	2,918
Other	4,149	6,925

	64,640	80,174
Commercial (US)	339	163

	$64,979	$80,337

          Residential loan servicing and subservicing fees for the three months ended March 31, 2009 declined by 17% as compared to the same period of 2008. This decline is primarily due to a 22% decline in the average balance of loans serviced, as the first quarter servicing rights acquisition occurred relatively late in the quarter. The average balance of loans serviced declined because of a decline in portfolio acquisitions in 2008. The UPB of servicing portfolio has declined from $50,124,576 at March 31, 2008 to $40,789,135 at March 31, 2009.

          We collect servicing fees, generally expressed as a percent of the UPB from the borrowers’ payments and from reimbursements from the securitization trusts. We recognize servicing fees as revenue when earned which is generally upon collection of borrower payments. Delinquencies affect the timing of servicing fee revenue recognition but not the ultimate collection of the fees because servicing fees generally have a higher standing than advances which are satisfied before any interest or principal is paid by the securitization trust on the bonds. We estimate that during the first quarter of 2009 the balance of uncollected and unrecognized servicing fees related to delinquent borrower payments increased by $3,552 as compared to an increase of $3,701 during the first quarter of 2008. As of March 31, 2009, we estimate that the balance of uncollected delinquent servicing fees that we had not yet recognized as revenue was $53,652 compared to $50,101 at December 31, 2008.

          The decline in float earnings in the first three months of 2009, as compared to the same period of 2008, reflects a decline in both the average custodial account balances and the yield. The decline in the average balance of these accounts is the result of a decline in the servicing portfolio and a reduction in collections related to loan payoffs. The annualized yield declined as short-term interest rates declined and banking fees increased for short-term interest-earning deposits. The underlying servicing agreements restrict the investment of float balances to certain types of instruments. We are responsible for any losses incurred on the investment of these funds.

          Float earnings includes revenues generated from investments in permitted investments, as well as revenues from our investment in auction rate securities. Our investment in auction rate securities is funded by the Investment Line. The following table summarizes information regarding float earnings for the three months ended March 31:

	2009	2008

Average custodial account balances	$361,300	$408,800
Float earnings (1)	$1,850	$4,433
Annualized yield	2.05%	4.34%

(1)	For the first quarter of 2009 and 2008, float earnings included $1,831 and $4,310, respectively, of income from auction rate securities.

          Process Management Fees. Process management fees are primarily comprised of revenues associated with foreclosed residential real estate marketing activities. These revenues were $9,657 and $5,777 for the three months ended March 31, 2009 and 2008, respectively. The increase in the first quarter of 2009 was due to higher sales volume that is in part attributed to our efforts to more effectively market and price foreclosed residential real estate in the Servicing portfolio.

          Compensation and Benefits Expense. The decrease in compensation expense and benefits in the first three months of 2009 as compared to the first three months of 2008 is due to an 18% decline in the average number of employees as management responded to a 22% decrease in average size of the residential servicing portfolio between periods. Average U.S. employment declined by 30% as compared to a 17% decline in India principally because of our decision in July 2008 not to renew our contract with the VA.

          Amortization of Servicing Rights. Amortization expense declined by 27% in the first three months of 2009 as compared to 2008. This decline occurred because of a reduction in the rate of amortization and a decline in the acquisition of MSRs during 2008. We amortize mortgage servicing rights in proportion to and over the period of estimated net servicing income. Slower projected mortgage prepayment speeds have reduced the rate of amortization as we expect to earn the servicing income over a longer period of time. Average projected prepayment speeds used to compute amortization expense were 20% and 23% for the first quarter of 2009 and 2008, respectively. Average projected delinquency rates (past due 90 days or more) used to compute amortization expense were 23% and 24% for the first quarter of 2009 and 2008, respectively.

          Servicing and Origination Expenses. Servicing and origination expense is comprised of compensating interest, satisfaction fees and other servicer expenses. Compensating interest on loan payoffs and satisfaction fees declined in the first three months of 2009 as compared to the same periods of 2008 primarily as a result of the decline in the servicing portfolio and a decline in voluntary loan prepayments.

          Interest Expense. Total interest expense for the first three months of 2009 was lower than 2008 by $7,502, or 33%, primarily because of the decline in match funded advances coupled with declines in interest rates. The average combined balance of advances and match funded advances decreased by 17% during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Average borrowings of $904,952 were $328,502, or 27%, lower in the first quarter of 2009 than in 2008. The effective average rate on these borrowings of 5.77% was lower by 97 basis points, or 14%, in the first quarter of 2009 as compared to the first quarter of 2008. The majority of our credit facilities bear interest at rates that are adjusted regularly based on 1-Month LIBOR. During the first quarter of 2009, the average of 1-Month LIBOR was 0.46% as compared to 3.30% in the first quarter of 2008.

          Average rates have not declined in proportion to the decline in LIBOR principally because of the higher spread over LIBOR charged on the new match funded facilities added in 2008 and because of higher facility fees charged by the lenders. Interest expense includes amortization of facility costs of $11,916 and $4,178 during the first quarter of 2009 and 2008, respectively. Amortization of facility costs in the first quarter of 2008 included the write-off of $2,000 of deferred costs related to a match funded facility that we decided not to expand or renew.

Loans and Residuals

          The loss before income taxes for the first quarter of 2009 increased by $480 as compared to 2008 largely due to a decline in net interest income on subordinate and residual securities and loans held for resale offset in part by a decline in unrealized losses on subordinate and residual securities. The average balances of subordinate and residual securities and loans held for resale declined by 43% and 33%, respectively, in the first quarter of 2009 as compared to 2008. Losses on the valuation and resolution of loans held for resale continue to negatively impact operating results. Losses on loans held for resale, net, were $4,554 in the first quarter of 2009 as compared to $4,509 in 2008.

Comparative selected balance sheet data:

	March 31, 2009	December 31, 2008

Subordinate and residual trading securities	$3,921	$4,204
Loans held for resale	44,670	49,918
Advances on loans held for resale	4,689	4,867
Real estate	3,662	4,682
Other	3,083	3,646

Total assets	$60,025	$67,317

Lines of credit and other secured borrowings	14,702	17,760
Other	1,322	1,409

Total liabilities	$16,024	$19,169

          Subordinate and Residual Trading Securities. The $283 decrease in subordinate and residual securities during the first three months of 2009 was primarily due to a decline in fair value that reflects conditions in the subprime mortgage market. Net unrealized losses on subordinate and residual trading securities were $282 during the first three months of 2009.

          As disclosed in Note 3 to the Interim Consolidated Financial Statements, our subordinate and residual securities are not actively traded, and therefore, market quotations are not available. We estimate fair value using an industry accepted discounted cash flow model that is calibrated for trading activity wherever possible. We estimate fair value based on the present value of expected future cash flows using our best estimate of key assumptions that market participants would use such as discount, delinquency and cumulative loss rates as well as prepayment speeds associated with the loans underlying mortgage backed securities. The estimated fair value of our residuals and subordinate trading securities is significantly influenced by the loss assumptions utilized in the discounted cash flow model. Our loss assumptions range between 14% and 28%.

          Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. The weighted average remaining life of these securities was 1.19 years at March 31, 2009.

          Loans Held for Resale. Loans held for resale represent single-family residential loans originated or acquired that we do not intend to hold until maturity. The balances at March 31, 2009 and December 31, 2008 are net of fair value allowances of $18,166 and $17,491, respectively. Loans held for resale at March 31, 2009 and December 31, 2008 include non-performing loans with a carrying value of $18,505 and $19,193, respectively.

          The $5,248 decline in carrying value during the first three months of 2009 is due to payoffs, foreclosures and charge-offs. There were no loan sales during the first three months of 2009. When we foreclose on the collateral, we transfer the loans to real estate upon receipt of title to the property, and market the property for sale.

          Real Estate. Real estate is comprised of properties that we acquire by foreclosure on loans held for resale. These properties are held for sale and are net of fair value allowances of $3,574 and $4,748 at March 31, 2009 and December 31, 2008, respectively. During the first three months of 2009, transfers from loans held for resale were more than offset by sales of real estate.

          Lines of Credit and Other Secured Borrowings. Through July 2008, borrowings under lines of credit and other secured borrowing consisted principally of amounts borrowed under repurchase agreements collateralized by loans held for resale. In August 2008, we used the proceeds from the sale of $23,200 of Class A-1 notes, net of a discount of $928, to repay the balance of repurchase agreements outstanding at the time. The $3,058 decline in borrowings during the first three months of 2009 results from borrower payments on the loans that serve as collateral for the notes. See Note 13 to our Interim Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

Comparative selected operations data for the three months ended March 31 is as follows:

	2009	2008

Revenue	$—	$—
Operating expenses	561	917

Loss from operations	(561)	(917)

Other income (expense):
Interest income:
Loans held for resale	1,433	2,139
Subordinate and residual trading securities	450	1,517

	1,883	3,656
Interest expense	(629)	(856)
Unrealized losses on subordinate and residual trading securities	(282)	(1,032)
Loss on loans held for resale, net	(4,554)	(4,509)
Other, net	5	—

Total other expense, net	(3,577)	(2,741)

Loss before income taxes	$(4,138)	$(3,658)

          Interest Income. Interest income on subordinate and residual trading securities declined by $1,067 or 70% in the first quarter of 2009. Cash flows from the remaining subordinate and residual securities have declined in 2009 because of an increase in defaults and unrecoverable losses on the underlying mortgage loans.

          Loss on Loans Held for Resale, Net. Loss on loans held for resale, net for the three months ended March 31 2009 and 2008 include combined valuation adjustments, charge-offs and losses on real estate owned of $4,554 and $4,629, respectively. Valuation losses represent charges that we recorded to reduce loans held for resale to their fair values which have declined due to the deteriorating conditions in the subprime mortgage market. In addition to these valuation adjustments, we have recorded charge-offs on resolved loans. The UPB of nonperforming loans as a percentage of total UPB has increased from 48% at December 31, 2008 to 52% at March 31, 2009.

Asset Management Vehicles

          The losses before income taxes for the first quarter of 2009 and 2008 primarily reflect our share of the net losses incurred by OSI and by ONL and affiliates. These losses largely resulted from charges to reduce loans, real estate and residual securities to their fair values.

Comparative selected balance sheet data:

	March 31, 2009	December 31, 2008

Investment in unconsolidated entities
OSI	$12,933	$15,410
ONL and affiliates	9,103	10,174

	22,036	25,584
Other	754	1,171

Total assets	$22,790	$26,755

Comparative selected operations data for the three months ended March 31 is as follows:

	2009	2008

Revenue (management fees)	$537	$1,051
Operating expenses	762	690

Income (loss) from operations	(225)	361

Other income (expense):
Equity in earnings (losses) of unconsolidated entities
OSI	273	(636)
ONL and affiliates	(575)	(1,046)

	(302)	(1,682)
Other, net	—	(125)

Other expense, net	(302)	(1,807)

Loss before income taxes	$(527)	$(1,446)

          Investment in Unconsolidated Entities. We account for our 25% interest in OSI and approximately 25% ownership interest in ONL and its affiliates using the equity method of accounting. During the first three months of 2009, we received distributions totaling $3,246. We did not make any investments in OSI during 2009, and our commitment to invest additional capital has expired. We did not make any investments in ONL and affiliates during the first quarter of 2009, but have a remaining commitment as of March 31, 2009 to invest up to an additional $33,902.

          Equity in earnings of unconsolidated entities. The losses incurred by ONL and affiliates in the first quarter of 2009 are primarily the result of charges to reduce loans and real estate to fair value. The losses incurred by OSI and ONL in the first three months of 2008 primarily reflect unrealized losses on residual securities and the write-off of loan facility fees, offset in part by unrealized gains on OSI’s investment in derivative financial instruments. Reported losses include the approximately 25% share of loan servicing and management expenses that are charged to OSI and ONL by the Servicing segment and eliminated in consolidation. See Note 10 to the Interim Consolidated Financial Statements for additional details regarding our investment in these entities.

Mortgage Services

          Income from operations improved by $1,889 or 58% in the first quarter of 2009 as compared to 2008. We have offset the effect of declining origination volumes by increasing the array and geographical range of the mortgage and default services that we provide to originators and servicers. These services include default processing, property inspection and preservation, homeowner outreach, real estate sales and title services. As a result of the growth in revenue from these services and because of our success in reducing operating expenses, income from operations as a percent of revenue improved from 19% in the first quarter of 2008 to 28% in 2009. In November 2008, our Board of Directors authorized management to investigate the possible sale of our remaining GSS partnerships that are included in this segment.

Comparative selected balance sheet data:

	March 31, 2009	December 31, 2008

Cash	$264	$749
Receivables	3,702	2,680
Other	36	129

Total assets	$4,002	$3,558

Total liabilities	$1,898	$2,442

          Receivables. Receivables increased by $1,022 largely due to revenue growth in our new business, some of which have longer payment cycles than our existing operations.

Comparative selected operations data for the three months ended March 31 is as follows:

	2009	2008

Revenue:
Servicing and subservicing fees	$321	$1,473
Process management fees	17,654	15,151
Other	42	131

Total revenue	18,017	16,755

Operating expenses:
Compensation and benefits	2,799	2,972
Amortization of servicing rights	—	210
Servicing and origination	7,252	7,485
Technology and communication	914	914
Other	1,927	1,938

Total operating expenses	12,892	13,519

Income from operations	5,125	3,236
Other income (expense), net	23	(83)

Income before income taxes	$5,148	$3,153

          Servicing and Subservicing Fees. Our GSS offices in Germany and Canada earn fees by providing loan servicing to owners of commercial loans. The decline in fees earned in the first quarter of 2009 as compared to 2008 is principally the result of our sale of servicing rights owned by GSS Canada in the second quarter of 2008 and the runoff of the GSS Germany portfolio. At March 31, 2009, we serviced 323 international commercial loans and real estate assets totaling $1,139,095. This compares to 356 assets totaling $1,250,997 serviced at December 31, 2008. The decline in assets serviced in the first quarter of 2009 is the result of the runoff of the GSS Germany portfolio.

          Process Management Fees. The principal components of process management fees for the three months ended March 31, relate to our fee-based loan processing services as follows:

	2009	2008

Residential property valuation	$7,345	$8,321
Title services	4,376	3,999
Outsourcing services	3,065	2,831
Property inspection and preservation services	1,941	—
Other mortgage and default services	927	—

	$17,654	$15,151

          Servicing and Origination Expenses. Servicing and origination expenses for the three months ended March 31 consist primarily of costs incurred in connection with providing fee-based loan processing services as follows:

	2009	2008

Residential property valuation	$3,295	$5,063
Title services	2,131	2,414
Property inspection and preservation services	1,578	—
Other mortgage and default services	248	8

	$7,252	$7,485

          The decline in residential property valuation and title services expenses in the first quarter of 2009 is due to the decline in the related revenues and improvements in our processes relating to order placements with subcontractors that enabled us to deliver our services more timely while also lowering the fees we pay to subcontractors.

Financial Services

          The $1,301 loss before income taxes for the first quarter of 2009 primarily reflects a $2,182, or 11% decline in revenues as compared to the first quarter of 2008 primarily due to lower collection rates that we experienced and which we believe are due to the current economic climate and are consistent with the collections industry in general. Income from operations was $1,324 lower in the first quarter of 2009.

Comparative selected balance sheet data:

	March 31, 2009	December 31, 2008

Cash	$5,189	$2,256
Receivables	5,703	5,848
Goodwill and intangibles	43,971	44,609
Premises and equipment	3,802	3,967
Other	1,221	2,027

Total assets	$59,886	$58,707

Lines of credit and other secured borrowings	$—	$1,123
Accrued expenses and other	7,386	7,081

Total liabilities	$7,386	$8,204

          Goodwill and Intangibles. Goodwill and intangibles arising from the acquisition of NCI are as follows:

	March 31, 2009	December 31, 2008

Goodwill	$8,218	$8,218

Intangibles	40,500	40,500
Accumulated amortization	(4,747)	(4,109)

Intangibles, net	35,753	36,391

	$43,971	$44,609

          Intangibles consist primarily of customer lists that we are amortizing over their estimated useful lives which range from 10 to 20 years.

          Lines of credit and other secured borrowings. In July 2008, NCI entered into a revolving secured credit agreement with a financial institution that provides for borrowings of up to $10,000 through July 2011. Interest on the borrowings is based on either a rate of LIBOR plus two percent that is fixed for a period of 1, 3, 6 or 12 months, or a floating rated based on the prime rate less one percent as elected by NCI when the borrowing is made. Substantially all of NCI’s assets, which comprise substantially all of the assets in our Financial Services segment, are pledged as collateral for this credit agreement. These borrowings are limited to 85% of eligible accounts receivable as defined in the agreement. The agreement contains financial covenants that reset annually and that require minimum adjusted pre-tax income levels for NCI as defined in the agreement. During the first quarter of 2009, the outstanding balance was repaid in full; however, the agreement is still in effect and available to meet the liquidity needs of the Financial Services segment. See Note 13 to the Interim Consolidated Financial Statements for additional information.

          In February 2009, we negotiated favorable modifications to the financial covenants for 2009 and agreed to an increase in the interest rate on the floating rate advances to prime plus 1.25%.

Comparative selected operations data for the three months ended March 31 is as follows:

	2009	2008

Revenue	$17,318	$19,499

Operating expenses:
Compensation and benefits	8,555	9,702
Servicing and origination	3,354	3,085
Technology and communication	2,160	1,978
Professional services	718	707
Occupancy and equipment	1,239	1,081
Other	2,125	2,455

Total operating expenses	18,151	19,008

Income (loss) from operations	(833)	491
Other expense, net	(468)	(468)

Income (loss) before income taxes	$(1,301)	$23

          The decrease in revenue in the first quarter of 2009 as compared to the first quarter of 2008 is primarily due to lower collection rates that we experienced and which we believe are due to the current economic climate and are consistent with the collections industry in general.

          The decrease in compensation and benefits in the first quarter of 2009 as compared to the first quarter of 2008 is largely the result of our continuing efforts to increase our revenue per collector and to focus on improving our service to our largest customers while also renegotiating rates or terminating our relationship with unprofitable customers.

Technology Products

          Although income from operations improved by $798 in the first quarter of 2009 as compared to 2008, pre-tax income declined by $7,287 due to a decline in our equity in the earnings of BMS Holdings, which was $7,886 in the first quarter of 2008. Because of an accumulated deficit at BMS Holdings, we have not resumed applying the equity method of accounting since the second quarter of 2008.

Comparative selected balance sheet data:

	March 31, 2009	December 31, 2008

Receivables	$776	$974
Goodwill	1,618	1,618
Premises and equipment	4,950	5,452
Other	1,145	862

Total assets	$8,489	$8,906

Total liabilities	$2,500	$3,361

Comparative selected operations data for the three months ended March 31 is as follows:

	2009	2008

Revenue:
Technology support	$5,637	$5,851
REAL products	4,936	4,633

Total revenue	10,573	10,484
Operating expenses:
Compensation and benefits	2,236	2,751
Technology and communications	4,259	4,401
Other	1,678	1,730

	8,173	8,882

Income from operations	2,400	1,602

Other income (expense), net:
Interest expense	(132)	(164)
Equity in earnings of unconsolidated entities (BMS Holdings)	—	7,886
Other	56	287

Other income (expense), net	(76)	8,009

Income before income taxes	$2,324	$9,611

          Equity in earnings of unconsolidated entities. We suspended the application of the equity method of accounting for our investment in BMS Holdings in the second quarter of 2008 after our share of BMS Holdings’ 2008 losses had reduced our investment to zero. We will not resume applying the equity method until our share of BMS Holdings’ earnings exceeds our share of their losses that we did not recognize during the period when the equity method was suspended. The first quarter 2008 results for BMS Holdings reflect $5,431 of operating income and $47,904 of unrealized gains on derivative financial instruments that were driven by declining interest rates partially offset by $12,242 of unrealized losses on auction rate securities. The unrealized gains on derivatives in the first quarter of 2008 were largely reversed in the second quarter, driven by the significant volatility in LIBOR during those periods. BMS Holdings recognized a net loss for the first quarter of 2009 that was primarily due to operating income of $567 as a result of a $3,451 decline in revenues. Interest expense of $9,974 was partially offset by unrealized gains on derivatives of $5,809. As a result, BMS realized a net loss of $2,159 even though it recognized no additional unrealized losses on its portfolio of auction rate securities.

Corporate Items and Other

          The first quarter 2009 loss before income taxes of $3,438 represents an improvement of $17,257 over the first quarter of 2008. Results for the first quarter of 2008 included $8,939 of unrealized losses on auction rate securities and $9,532 of expenses incurred in connection with the terminated “going private” transaction.

Comparative selected balance sheet data:

	March 31, 2009	December 31, 2008

Cash	$153,253	$197,874
Trading securities
Investment grade auction rate	238,161	239,301
Subordinates and residuals	107	165
Receivables	21,686	22,758
Deferred tax assets, net	167,913	175,145
Premises and equipment, net	2,980	3,415
Interest earning collateral deposits	5,000	9,684
Other	6,335	7,129

Total assets	$595,435	$655,471

Investment line	$186,568	$200,719
Debt securities	108,843	133,367
Other	32,291	41,514

Total liabilities	$327,702	$375,600

          Trading Securities. As disclosed in Note 5 to the Interim Consolidated Financial Statements, because of failed auctions, we have been unable to fully liquidate the investment grade auction rate securities that we invested in during the first quarter of 2008. These securities are collateralized by student loans originated under the Federal Family Education Loan Program. The loans are guaranteed for no less than 97% of their unpaid principal balance in the event of default. Our determination of the estimated fair value, which included our consideration of the strong credit quality of the underlying collateral and the securities we hold, limited market activity (including sales of our own holdings), creditworthiness of the issuers, estimated holding period and general auction rate securities market conditions, required the significant use of unobservable inputs. We estimate that an increase in the holding period of 12 months, with a commensurate increase in the discount rate, would reduce the estimated fair value by approximately 3.4%. Alternatively, a decrease in the holding period of the auction rate securities of 12 months, with a commensurate decrease in the discount rate, would increase the estimated fair value by approximately 5.5%. When liquidity returns to the auction rate securities market we expect to sell our securities. Additionally, we continue to aggressively pursue litigation and arbitration actions against certain investment banks.

          Deferred Tax Assets, Net. Net deferred tax assets decreased by $7,232 during the first three months of 2009 primarily due to the realization of tax benefits associated with the sale of MSRs.

          Investment Line. As disclosed in Note 14 to the Interim Consolidated Financial Statements, we executed an amendment to the Investment Line in July 2008 that created a term note maturing on June 30, 2009. The note is secured by our investment in auction rate securities. Maximum borrowing as of March 31, 2009 was limited to 70% of the face amount of the securities. Under the term note, we receive the interest on the auction rate securities while the proceeds from the redemption or sale of auction rate securities are applied to the outstanding balance. On April 30, 2009, we renewed the term note through June 2010. This agreement was renewed under terms substantially similar to the previous agreement, except that payments will be $3,000 per month in place of the previous quarterly reductions in the advance rate.

          During the three months ended March 31, 2009, we made principal payments totaling $14,151 which reduced the Investment Line term note obligation to $186,568.

          Debt Securities. Debt securities declined by $24,524 during the first three months of 2009 primarily because we repurchased $25,910 of our 3.25% Convertible Notes in the open market in February 2009 generating total gains of $534, net of the write-off of unamortized issuance costs. As a result of our adoption of FSP No. APB 14-1, we recognized a discount on the Convertible Notes that we are amortizing to interest expense over a five-year period to August 1, 2009. The outstanding balance at March 31, 2009 and December 31, 2008 of $56,445 and $82,355 is reported net of the unamortized debt discount of $981 and $2,367 respectively. The outstanding balance of the 10.875% Capital Trust Securities of $53,379 is unchanged from December 31, 2008. See Note 16 to the Interim Consolidated Financial Statements for additional details regarding the Convertible Notes and Capital Trust Securities.

          Other Liabilities. Other liabilities include accruals for incentive compensation awards, audit fees, legal matters, other operating expenses and interest on debt securities, including customer deposits held by BOK. Other liabilities declined by $9,223 primarily due to the settlement of $3,900 of liabilities accrued in connection with the December 2008 assignment of the lease on our Orlando facility, a decline of $5,578 in accrued bonuses as a result of the payment of 2008 annual bonuses and a $2,260 decline in accrued interest payable resulting from the semiannual payment of interest on our Convertible Notes and Capital Trust Securities.

Comparative selected operations data for the three months ended March 31 is as follows:

	2009	2008

Revenue	$253	$5
Operating expenses	3,982	8,636

Loss from operations	(3,729)	(8,631)

Other income (expense):
Gain (loss) on trading securities	(98)	(10,991)
Gain (loss) on debt repurchases	534	—
Other, net	(145)	(1,073)

Other income (expense), net	291	(12,064)

Loss before income taxes	$(3,438)	$(20,695)

          Operating Expenses. Operating expenses for the first quarter of 2009 declined by $4,654 largely due to a $6,976 decline in professional services. In the first quarter of 2008, we recognized $9,532 of due diligence and other costs related to the “going private” transaction which was initiated in January 2008 and which the parties mutually terminated in March 2008. In the first quarter of 2009, we recorded $1,163 of costs related to the Separation. Operating expenses are net of overhead allocations to other segments.

          Loss on Trading Securities. The loss on trading securities for the three months ended March 31 was comprised of the following:

	2009	2008

Realized losses on CMOs	$—	$(114)

Unrealized losses:
Investment grade auction rate	(40)	(8,939)
CMOs	—	(1,813)
Subordinates and residuals	(58)	(125)

	(98)	(10,877)

	$(98)	$(10,991)

EQUITY

          Total equity amounted to $626,678 at March 31, 2009 as compared to $609,641 at December 31, 2008. The $17,037 increase in total equity during the first three months of 2009 was primarily due to net income of $15,039 and a $2,067 increase in additional paid-in capital. The increase in additional paid-in capital was primarily due to $1,477 related to the exercise of common stock options by employees and compensation of $522 related to employee share-based awards.

          Minority interest of $304 and $406 at March 31, 2009 and December 31, 2008, respectively, primarily represented the 30% investment in GSS held by ML IBK Positions, Inc. With our adoption of SFAS No. 160 on January 1, 2009, we reclassified minority interest from a separate classification in our consolidated balance sheets to classification as a component of equity.

INCOME TAX EXPENSE

          Income tax expense was $8,037 and $2,939 for the three months ended March 31, 2009 and 2008, respectively.

          Our effective tax rate for the first three months of 2009 was 34.44% as compared to 35.08% for the first three months of 2008. Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes and low-income housing tax credits.

          Our effective tax rate for the first three months of 2009 includes a benefit of approximately 2.31% associated with the recognition of certain foreign deferred tax assets. The effective tax rate excludes any additional valuation allowance for certain NCI related state net operating losses which management deems immaterial. The effective tax rate for the first three months of 2009 was not impacted by the expiration of certain vested stock options.

          Our effective tax rate for the first three months of 2008 includes a benefit of approximately 2.38% associated with the recognition of certain foreign deferred tax assets. The effective tax rate for the first quarter of 2008 would have been 30.47% but was increased by approximately 4.61% due to the recognition of additional tax expense associated with the expiration of certain vested stock options.

LIQUIDITY AND CAPITAL RESOURCES

          Although our cash balance declined by $42,170, or 21% during the first quarter of 2009, our cash position remains strong with a balance of $158,855 at March 31, 2009, of which $157,097 is unrestricted. Cash declined because we purchased servicing rights for $10,241 and reduced our outstanding liabilities by:

•	Purchasing for $24,602 convertible notes with a face value of $25,910, reducing the face value of notes outstanding to $55,464
•	Repaying $20,997 on our MSR financing facility due to amortization, reducing the balance outstanding to $76,990
•	Repaying $14,151 on our ARS Investment Line due to amortization, reducing the balance outstanding to $186,568

          The cash used to purchase servicing rights and reduce the above liabilities totaled $69,991, which exceeds the reduction in cash by $27,821 and indicates the positive net impact of all other cash transactions. In a private placement transaction that closed on April 3, 2009, we sold 5,471,500 shares of common stock at a price of $11.00 per share, or approximately $60,000 in proceeds. On the same date, we also purchased 1,000,000 shares of common stock from our Chairman of the Board at a price of $11.00 per share. The net cash generated by these transactions of approximately $49,000 more than offsets the cash decline in the first quarter of 2009.

          Despite a credit environment that remains challenged, so far in 2009 we have:

•	Renewed a $200,000 advance note in January
•	Obtained $67,000 in new term advance financing in March
•	Renewed our Investment Line in support of the auction rate securities through June 30, 2010 in April
•	Increased the maximum borrowing capacity of our former $300,000 advance financing facility to $500,000 in May

          We renewed and refinanced notes entering amortization in 2009. As a result, we maintained maximum borrowing capacity for match funded advances of $1,215,000 at March 31, 2009 and December 31, 2008. Combined with a reduction in advances and match funded advances of $148,937, we increased our excess advance borrowing capacity from $257,893 on December 31, 2008 to $428,690 on March 31, 2009. Excess advance borrowing capacity would have been $628,690 on March 31, 2009 if we include on a pro forma basis the $200,000 of additional capacity that we obtained on May 5, 2009.

          Further plans to improve liquidity in 2009 include continued reductions in advances, increases in match funded advance financing and selling non-core assets. Our prospects for advance financing have improved due to the introduction of TALF announced by the Federal Reserve Bank of New York in February. This program includes servicer advances as an asset class and allows lenders to invest a relatively small amount of equity while borrowing the remainder from the Federal Reserve Bank at a modest spread over LIBOR. The TALF notes have a term of up to three years. Although successful execution cannot be guaranteed, management believes that these plans are sufficient to meet our liquidity requirements for the next twelve months. We are currently in compliance and expect to remain in compliance with all financial covenants. However, if our efforts to maintain liquidity are not successful, or if unanticipated market factors emerge, the result could have a material adverse impact upon our business, results of operations and financial position.

          Our primary sources of funds for liquidity are:

•	Match funded liabilities	•	Payments received on loans held for resale
•	Lines of credit and other secured borrowings	•	Payments received on trading securities
•	Servicing fees, including float earnings	•	Debt securities

          Our primary uses of funds are the funding of servicing advances, the payment of interest and operating expenses, the purchase of servicing rights and the repayment of borrowings. We closely monitor our liquidity position and ongoing funding requirements, and we invest available funds in short-term investment grade securities.

          Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant is our obligation to advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speed affect the size of servicing advance balances. The number of delinquent loans comprised 17.2% of the total number of loans serviced at March 31, 2009. This compares to 19% at December 31, 2008. The UPB of delinquent loans as a percentage of total UPB serviced continued its gradual trend upward to 25.1% at March 31, 2009 from 24.3% at December 31, 2008. Prepayment speeds averaged 22% for the first quarter of 2009. This compares to 23% for the first quarter of 2008 and 25% for the fourth quarter of 2008.

          Management initiatives that are designed to maximize the return to the loan investors resulted in increased loan modifications. Based on current trends, we believe that servicing advances for our current portfolio peaked in March 2008. However, we expect the 90-day trial period in the HMP will reduce the number of modifications becoming effective in the second quarter, and this will slow the rate of advance reduction. If prepayment speeds decrease in 2009 or if the success of the loan modification programs does not continue, advances on the existing servicing portfolio will decline at a slower pace or could increase.

          Our ability to finance servicing advances is a significant factor that affects our liquidity. Two of our match funded advance facilities that are rated and a third that is in the process of being rated are subject to increases in the financing discount if deemed necessary by the rating agency in order to maintain the minimum rating required for the facility. Several rating agencies have announced that they are developing a new methodology for rating servicer advances. We believe this is likely to reduce advance rates. If a rating agency that we currently use stops rating servicer advance facilities or withdraws existing ratings, which seems unlikely, we will work with the note holders of the affected facility to remain in compliance with all requirements. If this is not successful we will work to move collateral to compliant facilities and/or secure new financing capacity so that we can repay any notes potentially becoming non-compliant.

          Our ability to continue to pledge collateral under each advance facility depends on the performance of the collateral. Currently, the majority of our collateral qualifies for financing under the advance facility to which it is pledged.

          Some of our existing debt covenants limit our ability to incur additional debt in relation to our equity and require that we maintain minimum levels of liquid assets, earnings and unused borrowing capacity. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our borrowing facilities. We are currently in compliance with these covenants. We do not expect them to restrict our activities. Sufficient financing capacity, limiting the growth in servicing advances and maintaining loan performance are all essential requirements to maintain liquidity.

          Maximum borrowing capacity of the Servicing segment was $1,344,363 at March 31, 2009, an increase of $31,376 as compared to $1,312,987 at December 31, 2008. The increase in total borrowing capacity of all segments during the first quarter of 2009, excluding the Investment Line, was $28,318. The increase in Servicing segment borrowing capacity principally reflects the effect of two new facilities into which we entered in March 2009. One facility represented an advance in the form of zero-coupon bonds that we recorded at $45,373, net of a discount of $14,627. The other is a $7,000 term note. Both facilities are secured by the pledge of advances. The capacity of our match funded servicing advance facilities of $1,215,000 at March 31, 2009 was unchanged from December 31, 2008.

          During the first half of 2008, our $355,000 senior secured credit facility was the only source of debt that was available to fund the purchase of residential MSRs, and the facility matured in August 2008. This facility contained the option of an 18-month term note to finance MSRs. We exercised this option, and in August 2008, we repaid the borrowings under the facility that were secured by advances and converted our remaining borrowings that were secured by MSRs to a term note that matures in February 2010. Our borrowing to fund MSRs was $76,990 at March 31, 2009. The borrowing amount each month is limited to the lesser of a predetermined straight-line, eighteen-month amortization schedule or 65% of a third party appraisal value of the MSRs. Borrowing under this facility declined by $20,997 as compared to December 31, 2008.

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

          Our credit facilities, excluding the Investment Line term note, are summarized as follows at March 31, 2009:

	Amortization Date	Maturity	Maximum Borrowing Capacity (1)	Unused Borrowing Capacity	Balance Outstanding

Servicing:
Match funded liability (2)	Nov. 2009 (2)	Dec. 2014 –
	– Dec. 2009	Nov. 2015	$465,000	$195,225	$269,775
Match funded liability (3)	Jan. 2010	Jan. 2019	200,000	65,578	134,422
Match funded liability	Dec. 2010	Dec. 2013	250,000	66,403	183,597
Match funded liability (4)	Apr. 2009	Apr. 2009	300,000	101,484	198,516

			1,215,000	428,690	786,310

Secured credit agreement - Term note (5)	Aug. 2008	Feb. 2010	76,990	—	76,990
Advance fee reimbursement (6)	Mar. 2010	Mar. 2014	45,373	—	45,373
Term note	Mar. 2014	Mar. 2014	7,000	—	7,000

			129,363	—	129,363

			1,344,363	428,690	915,673

Loans and Residuals:
Class A-1 Note	N/A	Apr. 2037	14,702	—	14,702

Financial Services:
Revolving note	N/A	Jul. 2011	10,000	10,000	—

Corporate Items and Other:
Convertible notes	N/A	Aug. 2024	—	—	55,464
Capital securities	N/A	Aug. 2027	—	—	53,379

			—	—	108,843

Total borrowings			1,369,065	438,690	1,039,218
Basis adjustment (2)			—	—	3,990

			$1,369,065	$438,690	$1,043,208

(1)

Unused borrowing capacity is available for use only to the extent that there are assets that have been pledged as collateral to a facility but against which no funds have been drawn. With respect to our match funded facilities, all eligible advances had been pledged to a facility at March 31, 2009. As a result, none of our available borrowing capacity was readily available because we had no additional assets pledged as collateral but not drawn under our facilities. With respect to the revolving note, at March 31, 2009, we had $4,096 of available borrowing capacity based on the amount of eligible collateral that was available.

(2)

The $165,000 fixed-rate term note issued in 2006 was carried on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established through the use of an interest rate swap. We terminated the related interest rate swap in February 2008 and began amortizing the basis adjustment to interest expense over the remaining term of the note.

(3)	In January 2009, we renewed this facility early and extended the amortization date to January 2010.
(4)

In April 2009, the lender agreed to extend the amortization date for this facility to May 16, 2009. On May 5, 2009, we negotiated an increase in the borrowing capacity under this facility to $500,000 and extended the amortization date by one year to May 4, 2010.

(5)

This facility contained the option of an 18-month term note to finance MSRs. Upon conversion to a term note, we repaid all borrowings under this facility that were secured by advances and moved the collateral to other, match funded advance facilities.

(6)

The advance is payable annually in five installments of $12,000. The advance does not carry a stated rate of interest. However, we are compensating the lender for the advance of funds by forgoing payment of fees due from the lender over the five-year term of the advance. Accordingly, the advance has been recorded as a zero-coupon bond issued at an implied discount of $14,627.

          Certain of our credit facilities require that we maintain minimum liquidity levels or borrowing capacity, and we are in compliance with these requirements.

          We had an aggregate balance of $404,197 outstanding at March 31, 2009 (excluding the advance facility renewed subsequent to quarter end) under match funded financing facilities that are scheduled to enter their amortization period or reach their maturity date during the next twelve months.

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

          We have the following potential uses of cash:

•	Cash requirements to fund advances and the cash needs of our existing operations;
•	Commitment to invest up to an additional $33,902 in ONL and affiliates;
•	Retirement of our 3.25% Convertible Notes;
•	Repayment of the balance of the term note which finances our MSRs in the amount of $6,999 per month or more if necessary such that the borrowing balance does not exceed 65% of the appraised value; and
•	Repayment of advance borrowing should the advance rate decline or the collateral become ineligible.

          We may also evaluate the retirement of our 10.875% Capital Trust Securities. Regarding our investment in BMS Holdings, we are under no obligation to provide additional funding.

          Cash totaled $158,855 at March 31, 2009.

          Significant uses of funds during the first quarter of 2009 included the following:

•	Net repayments under match funded advance financing facilities of $170,797;
•	Repayments on Investment Line term note of $14,151;
•	Reduction in servicer liabilities of $45,386;
•	Reduction in the MSR term note of $20,997;
•	Repurchase of $25,910 face amount of our 3.25% Convertible Notes for $24,602; and
•	Purchases of MSRs of $10,241.

          Significant sources of funds during the first quarter of 2009 included the following:

•	$41,822 of net proceeds from lines of credit and other secured borrowings, including $67,000 under two new facilities;
•	Cash flows from operating activities, including net cash collections on advances and match funded advances of $148,509; and
•	Distributions of $3,246 received from asset management entities.

          Our operating activities provided (used) $130,094 and $(306,946) of cash flows during the first quarter of 2009 and 2008, respectively. The improvement in 2009 over 2008 primarily reflects a decline in net cash used by trading activities and a decline in the funding requirements of our Servicing operations.

          The operating funding requirements of our Servicing business are primarily reflected in the change in servicing advances and servicer liabilities which collectively provided $103,123 of net cash during the first quarter of 2009. These same items used $45,790 of cash during the first quarter of 2008. We collected net cash of $148,509 on advances and match funded advances in the first quarter of 2009. This compares to net cash paid of $30,761 to fund advances and match funded advances during the first quarter of 2008. Servicer liabilities declined by $45,386 and $15,029 during the first quarter of 2009 and 2008, respectively, due to lower collections.

          Trading activities provided (used) net cash of $1,100 and $(286,640) in first quarter of 2009 and 2008, respectively. Net cash used by trading activities during the first quarter of 2008 primarily reflects our net cash investment in auction rate securities of $299,964, offset in part by the sale or maturity of CMOs and other short-term investment grade securities.

          Our investing activities provided (used) cash flows totaling $(6,648) and $162 during the first quarter of 2009 and 2008, respectively. The increase in cash used in the first quarter of 2009 over 2008 is primarily due to a $6,615 increase in purchases of MSRs. In the first quarter of 2009, our $10,241 of MSR purchases were partially offset by $3,246 of distributions we received from our asset management entities. In the first quarter of 2008, distributions of $3,875 received from the asset management entities and proceeds of $1,967 received from the sale of real estate were largely offset by purchases of residential MSRs of $3,626 and investments in asset management entities totaling $1,250.

          Our financing activities provided (used) cash flows of $(165,616) and $367,225 during the first quarter of 2009 and 2008, respectively. The cash flows used by financing activities in the first quarter of 2009 primarily reflect the $170,797 net repayment of match funded liabilities as a result of the decline in servicing advances. Net proceeds of $67,000 from two new secured borrowings were largely offset by repayments on the Investment Line and repurchases of our 3.25% Convertible Notes. The cash flows provided by financing activities in the first quarter of 2008 primarily reflect the $283,836 of net borrowing under the Investment Line used to invest in auction rate securities and the utilization of unused borrowing capacity available under match funded advance facilities, offset in part by our repayment in full of a $100,000 term note that began its amortization period in January 2008.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

          We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include our Convertible Notes, Capital Trust Securities, lines of credit and other secured borrowings, the Investment Line term note and operating leases. See Note 20 to the Interim Consolidated Financial Statements for additional information regarding commitments and contingencies.

Off-Balance Sheet Arrangements

          In the normal course of business, we engage in transactions with a variety of financial institutions and other companies that are not reflected on our balance sheet. In addition, through our investment in subordinate and residual securities, we provide credit support to the senior classes of securities. We are subject to potential financial loss if the counterparties to our off-balance sheet transactions are unable to complete an agreed upon transaction. We seek to limit counterparty risk through financial analysis, dollar limits and other monitoring procedures. We have also entered into non-cancelable operating leases and have committed to invest up to an additional $33,902 in ONL and related entities.

          Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk and foreign exchange rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 18 to our Interim Consolidated Financial Statements for additional information regarding derivatives.

          Involvement with SPEs. We use SPEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans.

          Our securitizations of mortgage loans have been structured as sales and the SPEs to which we have transferred the mortgage loans are qualifying special purpose entities (QSPEs) and are therefore not currently subject to consolidation. We have retained both subordinated and residual interests in these QSPEs. Where we are the servicer of the securitized loans, we generally have the right to repurchase the mortgage loans from the QSPE when the costs exceed the benefits of servicing the remaining loans.

          We generally use match funded securitization facilities to finance our servicing advances. The SPEs to which the advances are transferred in the securitization transaction are included in our consolidated financial statements either because the transfer did not qualify for sales accounting treatment or because the SPE is not a QSPE, and we have the majority equity interest in the SPE, or we are the primary beneficiary where the SPE is also a VIE. The holders of the debt of these SPEs can generally look only to the assets of the SPEs for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations of the issuer under a match funded facility that closed in April 2008. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period.

          VIEs. In addition to certain of our financing SPEs, we have invested in several other VIEs primarily in connection with purchases of whole loans. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our consolidated financial statements.

          See Note 1 to our Interim Consolidated Financial Statements for additional information regarding our investment in SPEs and VIEs.

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

          Listed below are recent accounting pronouncements which did or are expected to have a significant impact upon adoption. For additional information regarding these and other recent accounting pronouncements, see Note 1 to our Interim Consolidated Financial Statements.

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

          We have retained investments in certain subordinate and residual securities in connection with loan securitization transactions completed in prior years (primarily 2006). Our subordinate and residual securities at March 31, 2009 include retained interests with a fair value of $107.

          FSP No. APB 14-1clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption of this FSP on January 1, 2009, we recognized a discount to reduce the carrying value of the 3.25% Convertible Notes and an offsetting increase to stockholders’ equity. The cumulative effect of adoption resulted in: (1) a reduction of retained earnings of $21,202 due to the retrospective accretion of the resulting debt discount to interest expense over the expected life of the notes; (2) adjustments to debt issue cost amortization and gains or losses recognized on previous redemptions; and (3) an increase in additional paid-in capital of $22,657. The adjustment to additional paid-in capital includes the recognized debt discount, adjusted for note redemptions, and the effect of deferred taxes. Interest expense for the quarter ended March 31, 2008 has been restated to include non-cash interest of $1,071. Prospectively, the consolidated statement of operations will recognize non-cash interest expense over the remaining estimated life of the notes.

          For additional information regarding these and other recent accounting pronouncements, see Note 2 to our Interim Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

          Market risk includes liquidity risk, interest rate risk, prepayment risk and foreign currency exchange rate risk. Market risk also reflects the risk of declines in the valuation of trading securities, MSRs and in the value of the collateral underlying loans.

          We are exposed to liquidity risk primarily because of the highly variable daily cash requirements to support the Servicing business including the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. In general, we finance our operations through operating cash flows and various other sources of funding including match funded agreements, secured lines of credit and repurchase agreements. We believe that we have adequate financing for the next twelve months. On April 30, 2009, we were successful in negotiating a one-year extension of the Investment Line to June 30, 2010. However, because of the failed auctions, the market for investment grade auction rate securities is not currently liquid. In the event we need to liquidate our investment, we may not be able to do so without a loss of principal.

          We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or different bases, than our interest-earning assets or when financed assets are not interest-bearing. Our Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At March 31, 2009, we had total advances and match funded advances of $1,053,703.

          We are also exposed to interest rate risk because a portion of our outstanding debt is variable rate. Rising interest rates may increase our interest expense. Nevertheless, earnings on float balances (assets) partially offset this variability. We have also entered into interest rate caps to hedge our exposure to rising interest rates on a $250,000 match funded advance facility and on a $200,000 match funded advance facility that both have variable rates of interest.

March 31, 2009

Total borrowings outstanding	$1,225,786
Fixed rate borrowings	319,216
Variable rate borrowings	906,570
Float balances (held in custodial accounts, excluded from our balance sheet)	345,400
Notional balance of interest rate caps	450,000

          We report float earnings, which totaled $1,850 for the first quarter of 2009, as a component of servicing and subservicing fees.

          Our balance sheet at March 31, 2009 included interest-earning assets totaling $358,218 including $238,161 of investment grade auction rate securities, $58,440 of debt service accounts, $44,670 of loans held for resale and $5,000 of interest-earning collateral accounts.

          Interest rates, prepayment speeds and the payment performance of the loans significantly affect both our initial and ongoing valuations of and the rate of amortization of MSRs. As of March 31, 2009, the carrying value and estimated fair value of our residential mortgage servicing rights were $140,603 and $146,876, respectively.

          We face little market risk with regard to our advances and match funded advances on loans serviced for others. This is because we are obligated to fund advances only to the extent that we believe that they are recoverable and because advances generally are the first obligations to be satisfied when a securitization trust disburses funds. We are indirectly exposed to interest risk by our funding of advances because advances bear no interest, and approximately 80% of our total advances and match funded advances are funded through borrowings, most of which are variable rate debt.

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

Impact of Changes in Interest Rates on the Net Value of Interest Rate-Sensitive Financial Instruments

          We perform an interest rate sensitivity analysis of our portfolio of MSRs every quarter. We currently estimate that the fair value of the portfolio decreases or increases by approximately 6.1% or 5.8%, respectively for every 50 basis point increase or decrease in interest rates. This sensitivity analysis is limited in that it is performed at a particular point in time; only contemplates certain movements in interest rates; does not incorporate changes in interest rate volatility; is subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and does not incorporate other factors that would impact our overall financial performance in such scenarios. We carry MSRs at the lower of amortized cost or fair value by strata. To the extent that fair value declines below amortized cost, we record an impairment charge to earnings and establish a valuation allowance. A subsequent increase in fair value could result in the recovery of some or all of a previously established valuation allowance. However, an increase in fair value of a particular stratum above its amortized cost would not be reflected in current earnings. For these reasons, this interest rate sensitivity estimate should not be viewed as an earnings forecast.

          Our Investment Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. At March 31, 2009, we had interest rate caps with a notional amount of $250,000 to protect us against the effects of rising interest rates related to a variable-rate match funded note issued in December 2007 and $183,333 to protect us against the effects of rising interest rates on a variable-rate match funded note that was renewed on February 2008. We also sold short foreign currency futures with a notional amount of $9,605 to hedge against the foreign exchange rate risk represented by our investment in BOK. See Note 18 to our Interim Consolidated Financial Statements for additional information regarding our management of interest rate and foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to OCN, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by OCN in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer or chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Note 20, Commitments and Contingencies” of the Interim Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

          We include a discussion of the principal risks and uncertainties that affect or could affect our business operations under Item 1A on pages 11 through 15 of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

OCWEN FINANCIAL CORPORATION

Date:	May 7, 2009	By: /s/ David J. Gunter

David J. Gunter,
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as its principal financial officer)