Form 10-Q
period 2009-06-30
OCWEN FINANCIAL CORP
filed 2009-08-04
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________________ to _____________________

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

Yes ☐   No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of July 30, 2009: 67,513,111 shares.

OCWEN FINANCIAL CORPORATION
FORM 10-Q

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

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30, 2009	December 31, 2008

		(As Adjusted)
Assets
Cash	$213,911	$201,025
Trading securities, at fair value
Auction rate	243,285	239,301
Subordinates and residuals	3,440	4,369
Loans held for resale, at lower of cost or fair value	39,726	49,918
Advances	153,732	102,085
Match funded advances	883,209	1,100,555
Mortgage servicing rights	132,729	139,500
Receivables, net	47,923	42,798
Deferred tax assets, net	161,180	175,145
Intangibles, including goodwill of $11,027 and $9,836	46,082	46,227
Premises and equipment, net	11,080	12,926
Investments in unconsolidated entities	21,269	25,663
Other assets	76,719	97,588

Total assets	$2,034,285	$2,237,100

Liabilities and Equity
Liabilities
Match funded liabilities	$765,023	$961,939
Lines of credit and other secured borrowings	121,810	116,870
Investment line	176,668	200,719
Servicer liabilities	77,774	135,751
Debt securities	109,534	133,367
Other liabilities	88,932	78,813

Total liabilities	1,339,741	1,627,459

Commitments and Contingencies (Note 21)

Equity
Ocwen Financial Corporation stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 67,512,096 and 62,716,530 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	675	627
Additional paid-in capital	254,071	201,831
Retained earnings	437,840	404,901
Accumulated other comprehensive income, net of income taxes	1,649	1,876

Total Ocwen Financial Corporation stockholders’ equity	694,235	609,235
Minority interest in subsidiaries	309	406

Total equity	694,544	609,641

Total liabilities and equity	$2,034,285	$2,237,100

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

For the periods ended June 30,	Three months		Six months

	2009	2008	2009	2008

		(As Adjusted)		(As Adjusted)
Revenue
Servicing and subservicing fees	$65,488	$100,688	$144,298	$198,902
Process management fees	40,086	27,391	73,778	54,341
Other revenues	3,605	3,146	5,693	6,233

Total revenue	109,179	131,225	223,769	259,476

Operating expenses
Compensation and benefits	27,254	32,754	55,799	62,840
Amortization of servicing rights	8,543	14,592	18,584	28,606
Servicing and origination	15,835	11,638	28,473	26,049
Technology and communications	4,481	6,421	9,289	11,691
Professional services	8,208	6,336	15,394	21,085
Occupancy and equipment	4,818	5,807	10,864	12,340
Other operating expenses	3,511	3,718	6,513	6,730

Total operating expenses	72,650	81,266	144,916	169,341

Income from operations	36,529	49,959	78,853	90,135

Other income (expense)
Interest income	2,254	3,231	4,419	8,044
Interest expense	(17,300)	(21,109)	(33,963)	(47,179)
Gain (loss) on trading securities	5,435	(9,722)	5,055	(21,745)
Gain (loss) on debt repurchases	—	(86)	534	(86)
Loss on loans held for resale, net	(2,987)	(5,929)	(7,541)	(10,438)
Equity in losses of unconsolidated entities	(576)	(14,655)	(549)	(7,700)
Other, net	2,990	1,423	2,801	498

Other expense, net	(10,184)	(46,847)	(29,244)	(78,606)

Income from continuing operations before income taxes	26,345	3,112	49,609	11,529
Income tax expense	9,472	424	17,509	3,363

Income from continuing operations	16,873	2,688	32,100	8,166
Income (loss) from discontinued operations, net of income taxes	1,052	(5,182)	864	(5,386)

Net income (loss)	17,925	(2,494)	32,964	2,780
Net income attributable to minority interest in subsidiaries	(95)	(223)	(25)	(225)

Net income (loss) attributable to Ocwen Financial Corporation (OCN)	$17,830	$(2,717)	$32,939	$2,555

Basic earnings per share
Income from continuing operations attributable to OCN common shareholders	$0.25	$0.04	$0.49	$0.13
Income (loss) from discontinued operations attributable to OCN common shareholders	0.01	(0.08)	0.02	(0.09)

Net income (loss) attributable to OCN common shareholders	$0.26	$(0.04)	$0.51	$0.04

Diluted earnings per share
Income from continuing operations attributable to OCN common shareholders	$0.24	$0.04	$0.48	$0.13
Income (loss) from discontinued operations attributable to OCN common shareholders	0.02	(0.08)	0.01	(0.09)

Net income (loss) attributable to OCN common shareholders	$0.26	$(0.04)	$0.49	$0.04

Weighted average common shares outstanding
Basic	67,316,446	62,682,783	65,045,842	62,625,378
Diluted	72,854,415	62,892,868	70,375,555	62,853,659

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

For the periods ended June 30,	Three months		Six months

	2009	2008	2009	2008

		(As Adjusted)		(As Adjusted)

Net income (loss)	$17,925	$(2,494)	$32,964	$2,780

Other comprehensive income, net of taxes:

Change in unrealized foreign currency translation adjustment (1)	(187)	(170)	(227)	544

Change in deferred loss on cash flow hedge arising during the period (2)	—	—	—	(194)
Reclassification adjustment for loss on cash flow hedge included in net income (3)	—	—	—	345

Net change in deferred loss on cash flow hedge losses included in net income (2)	—	—	—	151

	(187)	(170)	(227)	695

Comprehensive income	17,738	(2,664)	32,737	3,475
Comprehensive loss (income) attributable to minority interest in subsidiaries	(5)	(204)	97	(293)

Comprehensive income attributable to OCN	$17,733	$(2,868)	$32,834	$3,182

(1)	Net of tax benefit (expense) of $110 and $89 for the three months ended June 30, 2009 and 2008, respectively, and $133 and $(331) for the six months ended June 30, 2009 and 2008, respectively.

(2)	Net of tax expense of $114 for the six months ended June 30, 2008.

(3)	Net of tax expense of $202 for the six months ended June 30, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Dollars in thousands, except share data)

	OCN Shareholders

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income,	Minority interest in

	Shares	Amount	Capital	Earnings	Net of Taxes	subsidiaries	Total

Balance at December 31, 2008 (As Adjusted – See Note 2)	62,716,530	$627	$201,831	$404,901	$1,876	$406	$609,641
Net income	—	—	—	32,939	—	25	32,964
Issuance of common stock	5,471,500	55	60,132	—	—	—	60,187
Repurchase of common stock	(1,000,000)	(10)	(10,990)	—	—	—	(11,000)
Repurchase of 3.25% Convertible Notes	—	—	(4)	—	—	—	(4)
Issuance of common stock awards to employees	29,907	—	(138)	—	—	—	(138)
Exercise of common stock options	282,012	3	1,861	—	—	—	1,864
Excess tax benefits related to share-based awards	—	—	317	—	—	—	317
Employee compensation – Share-based awards	—	—	1,013	—	—	—	1,013
Director’s compensation – Common stock	12,147	—	49	—	—	—	49
Other comprehensive loss, net of income taxes	—	—	—	—	(227)	(122)	(349)

Balance at June 30, 2009	67,512,096	$675	$254,071	$437,840	$1,649	$309	$694,544

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the six months ended June 30,

	2009	2008

		(As Adjusted)
Cash flows from operating activities
Net income	$32,964	$2,780
Adjustments to reconcile net income to net cash provided (used) by operating activities
Amortization of mortgage servicing rights	18,584	28,606
Premium amortization and discount accretion	1,445	1,820
Depreciation and other amortization	4,862	6,291
Provision for bad debts	885	601
Provision for (reversal of) impairment of investment in Bankhaus Oswald Kruber GmbH & Co. KG	(1,227)	4,980
Loss (gain) on trading securities	(5,055)	21,745
Loss on loans held for resale, net	7,541	10,438
Equity in losses of unconsolidated entities	549	7,700
Loss (gain) on repurchase of debt securities	(534)	86
Reversal of valuation allowance on deferred tax assets	(329)	—
Excess tax benefits related to share-based awards	(186)	(2)
Net cash provided (used) by trading activities	2,000	(240,145)
Net cash provided by loans held for resale activities	2,738	3,310
Decrease in advances and match funded advances	164,979	60,517
Decrease (increase) in deferred tax assets other than reversal of valuation allowance	12,590	(1,447)
Decrease in receivables and other assets, net	15,089	26,784
Decrease in servicer liabilities	(57,977)	(81,496)
Decrease in other liabilities	(5,626)	(7,362)
Other	(173)	2,542

Net cash provided (used) by operating activities	193,119	(152,252)

Cash flows from investing activities
Purchase of mortgage servicing rights	(10,241)	(3,640)
Proceeds from the sale of mortgage servicing rights	—	5,985
Distributions from Ocwen Structured Investments, LLC and Ocwen Nonperforming Loans, LLC and related entities	3,246	8,950
Investment in Ocwen Nonperforming Loans, LLC and related entities	—	(1,250)
Additions to premises and equipment	(1,110)	(2,111)
Proceeds from sales of real estate	1,322	4,097
Other	396	60

Net cash provided (used) by investing activities	(6,387)	12,091

Cash flows from financing activities
Repayment of match funded liabilities, net	(195,226)	(9,831)
Proceeds from (repayment of) lines of credit and other secured borrowings, net	18,421	(34,398)
Proceeds from investment line	—	299,964
Repayment of investment line	(24,051)	(70,190)
Repurchase of debt securities	(24,602)	(10,797)
Exercise of common stock options	1,515	3
Repurchase of common stock	(11,000)	—
Issuance of common stock	60,187	—
Excess tax benefits related to share-based awards	186	2
Proceeds from sale of mortgage servicing rights accounted for as a financing	724	—

Net cash provided (used) by financing activities	(173,846)	174,753

Net increase in cash	12,886	34,592
Cash at beginning of period	201,025	114,243

Cash at end of period	$213,911	$148,835

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Dollars in thousands, except share data)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

          Ocwen Financial Corporation (NYSE: OCN) (Ocwen or OCN), through its subsidiaries, is a leading asset manager and business process solutions provider specializing in loan servicing, special servicing, mortgage loan due diligence and receivables management services. At June 30, 2009, OCN owned all of the outstanding stock of its primary subsidiaries: Ocwen Loan Servicing, LLC (OLS); Ocwen Financial Solutions, Private Limited (OFSPL); Investors Mortgage Insurance Holding Company; and NCI Holdings, Inc. (NCI). OCN owns 70% of Global Servicing Solutions, LLC (GSS) with the remaining 30% minority interest held by ML IBK Positions, Inc.

          OCN also holds a 45% interest in BMS Holdings, Inc. (BMS Holdings), a 25% interest in Ocwen Structured Investments, LLC (OSI) and approximately a 25% interest in Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO).

          On November 12, 2008 our Board of Directors authorized management to pursue a plan to separate, through a tax-free spin-off, into a newly formed publicly traded company, all of our operations included within our Ocwen Solutions line of business except for BMS Holdings and GSS (the Separation). Given the need to consolidate the businesses to be separated and the domicile of the newly formed entity, Altisource Portfolio Solutions S.A. (Altisource), Ocwen will incur taxes to the extent that the fair market value of Altisource assets exceeds Ocwen’s tax basis in such assets in accordance with section 367 of the Internal Revenue Code. On August 10, 2009, all OCN shareholders of record as of August 4, 2009 will receive a tax-free pro rata distribution of one share of Altisource common stock for every three shares of OCN common stock. Beginning on August 10, 2009, after completion of the Separation, Altisource is expected to be a separate public company listed on the NASDAQ Global Select Market. A vote of OCN shareholders is not required in connection with the Separation.

Basis of Presentation

          The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2009. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

          Certain amounts included in our 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation, including retrospective application of new accounting pronouncements adopted January 1, 2009 and the reclassification of charge-offs of loans held for resale. These charge-offs, totaling $2,556 and $6,020 for the three and six months ended June 30, 2008, were reclassified from other operating expenses to loss on loans held for resale, net, in the consolidated statements of operations. See Note 2 for information regarding our adoption of recent accounting pronouncements.

Principles of Consolidation

Securitizations or Asset Backed Financing Arrangements

          OCN or its subsidiaries have been the transferor in connection with a number of securitizations or asset-backed financing arrangements. As of June 30, 2009, we have continuing involvement with the financial assets of eleven of these securitizations or asset-backed financing arrangements. We have aggregated these securitizations or asset-backed financing arrangements into two groups: (1) securitizations of residential mortgage loans that were accounted for as sales and (2) financings of advances on loans serviced for others that were accounted for as secured borrowings.

Securitizations of Residential Mortgage Loans

          The following table provides information regarding seven securitization trusts where we have continuing involvement with the transferred assets. Our continuing involvement typically includes acting as servicer or sub-servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. The beneficial interests held consist of both subordinate and residual securities that either were retained at the time of the securitization transaction or were acquired subsequent to the securitization. Because each of the securitization trusts is a “qualifying special purpose entity” (QSPE), we exclude the trusts from our consolidated financial statements. Summary information for these trusts is provided below.

For the periods ended June 30	Three months		Six months

	2009	2008	2009	2008

Total cash received on beneficial interests held	$944	$649	$1,434	$1,963
Total servicing and subservicing fee revenues	1,068	1,551	2,414	2,998

	As of

	June 30, 2009	December 31, 2008

Total collateral balance	$663,672	$740,477
Non-performing collateral (1)	200,464	219,613
Total certificate balance	661,413	740,121
Total servicing advances	24,913	30,683
Total beneficial interests held at fair market value (2)	1,213	2,216
Total mortgage servicing rights at amortized cost	1,892	2,066

(1)	Non-performing collateral includes loans past due 90 days or more, loans in foreclosure, loans in bankruptcy and foreclosed real estate.
(2)

Includes investments in subordinate and residual securities that we retained in connection with the loan securitization transactions completed in prior years (primarily 2006). These retained interests had a fair value of $99 and $167 at June 30, 2009 and December 31, 2008, respectively.

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

Match Funded Advances on Loans Serviced for Others

          Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to special purpose entities (SPEs) in exchange for cash. These four SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of four advance facility agreements. These transfers do not qualify for sales accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred advances on our balance sheet as match funded advances and the related liabilities as match funded liabilities. Collections on the advances pledged to the special purpose entities are used to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment by one of the entities, Ocwen Servicer Advance Funding (Wachovia), LLC (OSAFW), of its obligations under the securitization documents. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period in May 2010. As of June 30, 2009, OSAFW had notes outstanding of $179,723. The following table summarizes the assets and liabilities of the four special purpose entities formed in connection with our match funded advance facilities:

	June 30, 2009	December 31, 2008

Total assets	$896,678	$1,122,404
Match funded advances	888,090	1,100,555
Total liabilities	810,498	994,244
Match funded liabilities	761,882	961,939

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

          During any period in which the borrower does not make payments, most of our servicing agreements require that we advance our own funds to meet contractual principal and interest remittance requirements for the investors, pay property taxes and insurance premiums and process foreclosures. We also advance funds to maintain, repair and market foreclosed real estate properties on behalf of investors. These advances are made pursuant to the terms of each servicing contract. Each servicing contract is associated with specific loans, identified as a pool.

          When we make an advance on a loan under each servicing contract, we are entitled to recover that advance from either the borrower, for reinstated and performing loans, or from investors, for foreclosed loans. Most of our servicing contracts provide that the advances made under the respective agreement have priority over all other cash payments from the proceeds of the loan, and in the majority of cases, the proceeds of the pool of loans, which are the subject of that servicing contract. As a result, we are entitled to repayment from loan proceeds before any interest or principal is paid on the bonds, and in the majority of cases, advances in excess of loan proceeds may be recovered from pool level proceeds.

          We record a charge to earnings to the extent that advances are uncollectible under the provisions of each servicing contract, taking into consideration historical loss and delinquency experience, length of delinquency and the amount of the advance. However, we are generally only obligated to advance funds to the extent that we believe the advances are recoverable from expected proceeds from the loan. We assess collectibility using proprietary cash flow projection models which incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, time to a foreclosure sale, estimated costs of foreclosure action, future property tax payments and the value of the underlying property net of carrying costs, commissions and closing costs.

NOTE 2	RECENT ACCOUNTING PRONOUNCEMENTS

          In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The adoption of FSP FAS 157-2 on January 1, 2009 did not have an impact on our consolidated financial statements. Fair value measurements of non-financial assets require the tabular disclosure prescribed by SFAS No. 157 as well as disclosures with respect to the methodologies and assumptions utilized to determine fair value.

          In April 2009, the FASB issued FASB FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value when the level of activity for the asset or liability has significantly decreased. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. Our initial adoption of this FSP during the second quarter of 2009 did not have a material effect on our consolidated financial statements.

          SFAS No. 141 (R), “Business Combination—a replacement of FASB Statement No. 141.” SFAS No. 141(R) modifies certain elements of the acquisition method of accounting used for all business combinations. The statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at the full amounts of their fair values, with limited exceptions specified in the statement. If the business combination is achieved in stages (a step acquisition), an acquirer is also required to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The statement requires the acquirer to recognize restructuring and acquisition costs separately from the business combination. The statement also requires the disclosure of information necessary to understand the nature and effect of the business combination. The adoption of SFAS No. 141 (R) on January 1, 2009 did not have an impact on our consolidated balance sheets or statements of operations.

          SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.” The FASB issued SFAS No. 160 on December 4, 2007. The statement establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest is included in consolidated net income on the face of the income statement. The statement clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, this statement requires that a parent recognize a gain or loss in net income based on the fair value of the entire entity, irrespective of any retained ownership, on the deconsolidation date. Such a gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. We adopted SFAS No. 160 on January 1, 2009 by retrospectively applying the provisions of the new guidance to all prior periods. Because the outstanding non-controlling interests in consolidated subsidiaries are not significant, the implementation of SFAS No. 160 did not have a material effect on our consolidated balance sheets or statements of operations.

          SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” The FASB issued SFAS No. 161 in March 2008. This statement requires enhanced disclosures about an entity’s derivative and hedging activities. Under this statement, entities are required to provide enhanced disclosures relating to: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedge items are accounted for; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 on January 1, 2009 did not have a material effect on our consolidated balance sheets or statements of operations.

          FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption of this FSP on January 1, 2009, we recognized a discount to reduce the carrying value of the 3.25% Convertible Notes and an offsetting increase to stockholders’ equity. The cumulative effect of adoption resulted in: (1) a reduction of retained earnings of $19,838 due to the retrospective accretion of the resulting debt discount to interest expense over the expected life of the notes; (2) adjustments to debt issue cost amortization and gains or losses recognized on previous redemptions; and (3) an increase in additional paid-in capital of $21,293. The adjustment to additional paid-in capital includes the recognized debt discount, adjusted for note redemptions, and the effect of deferred taxes, as well as net gains or losses attributable to redemptions of the equity component. Interest expense for the three and six months ended June 30, 2008 has been adjusted to include amortization of debt discount of $899 and $1,970, respectively, and a reduction in the amortization of debt issue costs of $32 and $71, respectively. Prospectively, the consolidated statement of operations will recognize non-cash interest expense over the remaining estimated life of the notes. The gain previously recognized on the redemption of debt securities during the quarter ended June 30, 2008 of $3,595 has been adjusted to reflect a loss of $86 on the debt component of the convertible notes in the statement of operations and a gain of $2,800 in additional paid in capital for the equity component.

          FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations.” The FSP eliminates the previous useful-life assessment criterion that precluded an entity from using its own assumptions where there is likely to be substantial cost or modification and replaces it with a requirement that an entity shall consider its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. We adopted FSP FAS 142-3 on January 1, 2009 without a material effect on our consolidated financial statements.

          Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6). The Task Force considered the effects of the issuances of SFAS Nos. 141(R) and 160 on an entity’s application of the equity method under APB Opinion No. 18. The Task Force reached a consensus that (1) an entity should determine the initial carrying value of an equity method investment by applying the cost accumulation model described in SFAS No. 141(R); (2) an entity should use the other-than-temporary impairment model of APB Opinion No. 18 when testing equity method investments for impairment; (3) share issuances by the investee should be accounted for as if the equity method investor had sold a proportionate share of its investment (i.e., any gain or loss is recognized in earnings); and (4) when an investment is no longer within the scope of equity method accounting the investor should prospectively apply the provisions of APB Opinion No. 18 or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and use the current carrying amount of the investment as its initial cost. The adoption of EITF Issue No. 08-6 on January 1, 2009 did not have a material effect on our consolidated balance sheets or statements of operations.

          FSP No. FAS 115-2 and FAS 124-2 “Recognition of Other-Than-Temporary-Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Because our current investments in debt securities are classified as trading securities and therefore measured at fair value on a recurring basis, this FSP did not have a material effect on our consolidated financial statements upon adoption during the second quarter of 2009.

          FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP extends the annual disclosure requirements of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.” to interim periods for all publicly traded companies. Interim disclosures are required to include the estimated fair value and carrying value of financial instruments, a description of the methods and inputs to estimate fair value as well as any changes in the methods and significant assumptions, if any, during the period. The additional disclosures required by this FSP are included in Note 3.

          SFAS No. 165, “Subsequent Events.” This statement, which we adopted during the quarter ended June 30, 2009, introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. A public entity is required to evaluate subsequent events through the date that the financial statements are issued. This statement did not result in changes in the subsequent events that we report, either through recognition or disclosure, in our financial statements upon adoption. We have evaluated subsequent events through August 4, 2009 as disclosed in Note 22.

          SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This statement removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. (“FIN”) FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities.” (FIN 46(R)) to QSPEs.

          This statement clarifies that the objective of paragraph 9 of SFAS No. 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This statement modifies the financial-components approach used in SFAS No. 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.

          This statement defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s). This statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.

          The provisions in SFAS No. 140 and SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of SFAS No. 140, as amended by this statement. If such a transfer does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor’s statement of financial position.

          We must adopt this statement as of January 1, 2010 and all reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, the disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this Statement. We are evaluating the potential impact of this statement.

          SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends FASB Interpretation (FIN) No. 46(R) to require an enterprise to perform ongoing periodic assessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b.	The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

          In addition to reintroducing the concept of control into the determination of the primary beneficiary of a VIE, this statement makes numerous other amendments to FIN 46(R) to primarily reflect the elimination of the concept of a QSPE. This statement also amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a VIE. The additional disclosures required by this statement are included in Note 1—Principles of Consolidation.

          This statement will become effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

          As disclosed in Note 1—Securitizations of Residential Mortgage Loans, we currently exclude certain securitization trusts from our consolidated financial statements because each is a QSPE. Once this statement becomes effective, we will be required to reevaluate these QSPEs to determine if we should include them in our consolidated financial statements. We are evaluating the potential impact of this statement.

NOTE 3	FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts and the estimated fair values of our financial instruments are as follows at the dates indicated:

	June 30, 2009		December 31, 2008

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Trading securities:
Auction rate	$243,285	$243,285	$239,301	$239,301
Subordinates and residuals	3,440	3,440	4,369	4,369
Loans held for resale	39,726	39,726	49,918	49,918
Advances	1,036,941	1,036,941	1,202,640	1,202,640
Receivables	47,923	47,923	42,798	42,798
Financial liabilities:
Match funded liabilities	$765,023	$767,567	$961,939	$965,233
Lines of credit and other secured borrowings	121,810	121,810	116,870	116,870
Investment Line	176,668	176,668	200,719	200,719
Servicer liabilities	77,774	77,774	135,751	135,751
Debt securities	109,534	104,171	133,367	112,764
Derivative financial instruments, net	$891	$891	$(533)	$(533)

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

          Where available, we utilize quoted market prices or observable inputs rather than unobservable inputs to determine fair value. We classify assets in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth assets and liabilities measured at fair value categorized by input level within the fair value hierarchy:

	Carrying value	Level 1	Level 2	Level 3

At June 30, 2009:
Measured at fair value on a recurring basis:
Trading securities (1):
Auction rate	$243,285	$—	$—	$243,285
Subordinates and residuals	3,440	—	—	3,440
Derivative financial instruments, net (2)	891	(66)	—	957
Measured at fair value on a non-recurring basis:
Loans held for resale (3)	39,726	—	—	39,726
Mortgage servicing rights (4)	—	—	—	—
Lines of credit and other secured borrowings (5)	46,519	—	—	46,519

At December 31, 2008:
Measured at fair value on a recurring basis:
Trading securities (1):
Auction rate	$239,301	$—	$—	$239,301
Subordinates and residuals	4,369	—	—	4,369
Derivative financial instruments, net (2)	(533)	(726)	—	193
Measured at fair value on a non-recurring basis:
Loans held for resale (3)	49,918	—	—	49,918
Mortgage servicing rights (4)	—	—	—	—

(1)	Because our internal valuation model requires significant use of unobservable inputs, we classified these securities within Level 3 of the fair value hierarchy.
(2)

Derivative financial instruments consist of interest rate caps that we use to protect against our exposure to rising interest rates on two of our match funded variable funding notes and foreign currency futures contracts that we use to hedge our net investment in Bankhaus Oswald Kruber GmbH & Co. KG (BOK), our wholly-owned German banking subsidiary, against adverse changes in the value of the Euro versus the U.S. Dollar. We classified the interest rate caps within Level 3 of the fair value hierarchy and the futures contracts within Level 1. See Note 19 for additional information on our derivative financial instruments.

(3)

Loans held for resale are measured at fair value on a non-recurring basis. At June 30, 2009 and December 31, 2008, the carrying value of loans held for resale is net of a valuation allowance of $17,570 and $17,491, respectively. Current market illiquidity has reduced the availability of observable pricing data. Consequently, we classify these loans within level 3 of the fair value hierarchy.

(4)

The carrying value of MSRs at June 30, 2009 and December 31, 2008 is net of a valuation allowance for impairment of $3,624 established during the third and fourth quarters of 2008. The valuation allowance, which relates exclusively to the high-loan-to-value stratum of our residential MSRs, reduced the carrying value of the stratum to zero. The estimated fair value exceeded amortized cost for all other strata. See Note 8 for additional information on MSRs.

(5)

Lines of credit and other secured borrowings measured at fair value on a nonrecurring basis consist of a fixed-rate term note outstanding under the fee reimbursement advance facility. See Note 13 for additional information on this facility.

          The following table sets forth a reconciliation of the changes in fair value of our Level 3 assets that we measure at fair value on a recurring basis:

	Fair value at beginning of period	Purchases, collections and settlements, net (1)	Total realized and unrealized gains and (losses) (2)	Transfers in and/or out of Level 3	Fair value at June 30

For the three months ended June 30, 2009:
Trading securities:
Auction rate	$238,161	$(900)	$6,024	$—	$243,285
Subordinates and residuals	4,028	1	(589)	—	3,440

Derivative financial instruments	355	—	602	—	957

For the three months ended June 30, 2008:
Trading securities:
Auction rate	$289,044	$(26,869)	$(7,430)	$—	$254,745
Subordinates and residuals	6,190	40	(1,370)	—	4,860

Derivative financial instruments	578	113	635	—	1,326

For the six months ended June 30, 2009:
Trading securities:
Auction rate	$239,301	$(2,000)	$5,984	$—	$243,285
Subordinates and residuals	4,369	—	(929)	—	3,440

Derivative financial instruments	193	—	764	—	957

For the six months ended June 30, 2008:
Trading securities:
Auction rate	$—	$271,114	$(16,369)	$—	$254,745
Subordinates and residuals	7,362	22	(2,524)	—	4,860

Derivative financial instruments	4,867	(7,037)	3,496	—	1,326

(1)	Purchases, collections and settlements, net, related to trading securities exclude interest received.
(2)

Total gains (losses) on auction rate securities for the second quarter include unrealized gains (losses) of $6,024 and $(6,768) on auction rate securities held at June 30, 2009 and 2008, respectively. For the year to date periods, unrealized gains (losses) on auction rate securities held at June 30, 2009 and 2008 were $5,984 and $(15,707), respectively. The total losses attributable to subordinates and residuals and derivative financial instruments were comprised exclusively of unrealized losses on assets held at June 30, 2009 and 2008.

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

          The discounted cash flow analysis included the following range of assumptions at June 30, 2009:

•	Expected term	30 months
•	Illiquidity premium	1.63%
•	Discount rate	2.60 - 13.60%

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

          Discount rates for the subordinate and residual securities range from 21% to 30% and are determined based upon an assessment of prevailing market conditions and prices for similar assets. We project the delinquency, loss and prepayment assumptions based on a comparison to actual historical performance curves, adjusted for prevailing market conditions. Peak delinquency assumptions range from 20% to 45%, and loss assumptions on current balances range from 18% to 28%. Average prepayment assumptions range from 5% to 9%.

          At June 30, 2009, securities amounting to $246,725 were carried at their fair value as determined by using valuations based on internally developed discounted cash flow models. These models are calibrated for observable liquid market trading activity.

Derivative Financial Instruments

          Exchange-traded derivative financial instruments are valued based on quoted market prices. If quoted market prices or other observable inputs are not available, fair value is based on estimates provided by third-party pricing sources.

Loans Held for Resale

          Loans held for resale are reported at the lower of cost or fair value. We account for the excess of cost over fair value as a valuation allowance with changes in the valuation allowance included in gain (loss) on loans held for resale, net, in the period in which the change occurs. All loans held for resale were measured at fair value since the cost of $57,296 exceeded the estimated fair value of $39,726 at June 30, 2009.

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

          The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, prepayment penalties, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. We derive prepayment speeds and delinquency assumptions from historical experience adjusted for prevailing market conditions. We develop the discount rate internally, and we consider external market-based assumptions in determining the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing. The more significant assumptions used in the June 30, 2009 valuation include prepayment speeds ranging from 17.6% to 23.9% (depending on loan type) and delinquency rates ranging from 18.3% to 24.1% (depending on loan type). Other assumptions include an interest rate of 1-month LIBOR plus 5% for computing the cost of financing advances, an interest rate of 1-month LIBOR for computing float earnings and a discount rate of 20%.

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

Receivables

          The carrying value of receivables generally approximates fair value because of the relatively short period of time between their origination and realization. We carry long-term receivables with an implicit fixed rate or floating rate at a discounted value or approximate face value, respectively, which we believe approximates fair value.

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

          On June 15, 2009, we entered into an agreement to sell our investment in BOK, subject to regulatory approvals. Based on the terms of this new agreement, we recognized a gain of $1,227 in the second quarter of 2009 to partially reflect the increased sales price for our investment.  This gain relates to a previously recorded valuation adjustment.

          Results of BOK’s operations for the periods ended June 30 are as follows:

	Three Months		Six Months

	2009	2008	2009	2008

Revenue	$20	$148	$39	$272
Operating expenses	(832)	5,668	(396)	6,299

Income (loss) from operations	852	(5,520)	435	(6,027)
Other income, net	200	338	429	641

Income (loss) before income taxes	1,052	(5,182)	864	(5,386)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$1,052	$(5,182)	$864	$(5,386)

The following table presents BOK’s assets and liabilities at the dates indicated:

	June 30, 2009	December 31, 2008

Cash	$7,332	$4,613
Receivables	8,638	10,250
Other	62	33

Total assets	$16,032	$14,896

Total liabilities (including customer deposits of $6,086 and $5,820)	$6,533	$6,280

NOTE 5	TRADING SECURITIES

          Trading securities consisted of the following at the dates indicated:

	June 30, 2009	December 31, 2008

Auction rate (Corporate Items and Other)	$243,285	$239,301

Subordinates and residuals:
Loans and Residuals	$3,341	$4,204
Corporate Items and Other	99	165

	$3,440	$4,369

          Gain (loss) on trading securities for the periods ended June 30 was comprised of the following:

	Three months		Six months

	2009	2008	2009	2008

Unrealized gains (losses) (1)	$5,435	$(8,140)	$5,055	$(20,049)
Realized losses (2)	—	(1,582)	—	(1,696)

	$5,435	$(9,722)	$5,055	$(21,745)

(1)

Unrealized gains (losses) on auction rate securities were $6,024 and $(6,768) for the three months ended June 30, 2009 and 2008, respectively. Year to date, the unrealized gains (losses) on auction rate securities were $5,984 and $(15,707) for 2009 and 2008, respectively.

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

          On January 21, 2009, Fitch Ratings announced that it had downgraded several tranches of auction rate securities from ‘AAA’ to ‘BBB’. Auction rate securities we hold, with a par value of $70,350 at June 30, 2009, were affected by this ratings action. On January 28, 2009 and February 19, 2009, respectively, Moody’s Investors Services, Inc. announced that it had downgraded several tranches of auction rate securities from ‘BBB’ to ‘B’ and from ‘AAA’ to ‘A’. Auction rate securities we hold, with a par value of $70,350 and $6,400 at June 30, 2009, were affected by the ratings actions from ‘BBB’ to ‘B’ and from ‘AAA’ to ‘A’, respectively. The AAA rating from Standard and Poor’s Ratings Services has not been revised. To date we have received all interest payments when due.

          We did not sell any of our auction rate securities during the first six months of 2009. During the first six months of 2009, issuers redeemed, at par, auction rate securities we held with a face value of $2,000, including $900 during the second quarter. We recognized a $6,024 unrealized gain in the second quarter of 2009, which was due, in part, to the increased probability of a near term liquidity solution for approximately $70,350 principal amount of the auction rate securities.

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

          Advances, representing payments made on behalf of borrowers or on foreclosed properties, as more fully described in Note 1— Mortgage Servicing Fees and Advances, consisted of the following at the dates indicated:

	June 30, 2009	December 31, 2008
Servicing:
Principal and interest	$67,140	$36,183
Taxes and insurance	46,770	32,812
Foreclosures and bankruptcy costs	28,897	23,122
Real estate servicing costs	244	225
Other	5,814	4,756

	148,865	97,098
Loans and Residuals	4,739	4,867
Corporate Items and Other	128	120

	$153,732	$102,085

NOTE 7	MATCH FUNDED ADVANCES

          Match funded advances on residential loans we service for others, as more fully described in Note 1—Mortgage Servicing Fees and Advances, are comprised of the following at the dates indicated:

	June 30, 2009	December 31, 2008

Principal and interest	$438,343	$615,344
Taxes and insurance	303,872	324,605
Foreclosures and bankruptcy costs	63,153	70,142
Real estate servicing costs	45,692	70,658
Other	32,149	19,806

	$883,209	$1,100,555

          Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We made these transfers under the terms of four advance facility agreements. We have either retained control of the advances, or the advances were transferred to trusts that are not QSPEs under SFAS No. 140. As a result, we include the SPEs in our consolidated financial statements. The match funded advances are owned by the SPEs and are not available to satisfy general claims of our creditors. Conversely, the holders of the debt issued by the SPEs can look only to the assets of the issuer for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations of the issuer under the match funded facility that we executed in April 2008. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period in May 2010.

NOTE 8	MORTGAGE SERVICING RIGHTS

	Residential	Commercial	Total

Carrying value of MSRs:
Balance at December 31, 2008	$139,500	$—	$139,500
Purchases	10,241	—	10,241
Servicing transfers and adjustments	(7)	—	(7)
Amortization	(17,005)	—	(17,005)

Balance at June 30, 2009	$132,729	$—	$132,729

Estimated fair value of MSRs:
June 30, 2009	$138,427	$—	$138,427
December 31, 2008	$148,135	$—	$148,135

Unpaid principal balance of assets serviced:
June 30, 2009:
Servicing	$28,596,580	$—	$28,596,580
Subservicing (1)	9,809,427	109,747	9,919,174

	$38,406,007	$109,747	$38,515,754

December 31, 2008:
Servicing	$29,830,654	$—	$29,830,654
Subservicing	10,340,878	1,319,175	11,660,053

	$40,171,532	$1,319,175	$41,490,707

(1)	Includes non-performing loans serviced for Freddie Mac under a high risk loan pilot program that it announced on February 3, 2009.

          We service residential mortgage loans and real estate that we do not own under contractual servicing agreements. We generally obtain MSRs by purchasing them from the owners of the mortgages. We also enter into subservicing agreements with entities that own the servicing rights. Residential assets serviced consist almost entirely of mortgage loans, primarily subprime, but also include real estate. An agreement between the various parties to a mortgage securitization transaction typically specifies the rights and obligations of the holder of the servicing rights which include guidelines and procedures for servicing the loans including remittance and reporting requirements, among other provisions. Assets serviced for others are excluded from our balance sheet. Custodial accounts, which hold funds representing collections of principal and interest that we have received from borrowers, are escrowed with an unaffiliated bank and excluded from our balance sheet. Custodial accounts amounted to approximately $385,100 and $370,200 at June 30, 2009 and December 31, 2008, respectively.

          During 2008, we established a valuation allowance for impairment of $3,624 on the high-loan-to-value stratum of our mortgage servicing rights as the external valuation that we consider in our impairment analysis fell below the carrying value due primarily to the declining market value for rights to service second liens. The external valuation reflects industry averages for delinquencies on loans in the second lien position that are higher than those currently experienced by our servicing portfolio. Net of the valuation allowance, the carrying value of this stratum was zero at June 30, 2009. For all other strata, the external valuation was above the carrying value at June 30, 2009.

          As of June 30, 2009, MSRs with a carrying value of $119,015 had been pledged as collateral for borrowings under the senior secured credit agreement that was converted to a term note secured by MSRs in August 2008. See Note 13 for additional information regarding this agreement.

          We have recognized a servicing liability for those agreements that are not expected to adequately compensate us for performing the servicing. Servicing liabilities were $4,818 and $3,239 at June 30, 2009 and December 31, 2008, respectively, and are included in other liabilities on the balance sheet. During the six months ended June 30, 2009, the amount of charges we recognized to increase our servicing liability obligations exceeded amortization by $1,579, and we have reported this net expense as amortization of servicing rights in the statement of operations.

NOTE 9	RECEIVABLES

          Receivables consisted of the following at the dates indicated:

	June 30, 2009	December 31, 2008

Accounts receivable by segment:
Servicing, net (1)	$5,013	$6,495
Loans and Residuals	1,169	1,169
Asset Management Vehicles	563	1,171
Mortgage Services	4,565	2,668
Financial Services	5,405	5,747
Technology Products	1,658	975
Corporate Items and Other, net (2)	11,708	13,593

	30,081	31,818

Other receivables:
Income taxes	2,962	5,386
Term note (3)	7,000	—
Security deposits	4,830	4,645
Other	3,050	949

	$47,923	$42,798

(1)

The balances at June 30, 2009 and December 31, 2008 primarily include reimbursable expenses due from investors. The total balance of receivables for this segment is net of reserves of $2,909 and $1,604 at June 30, 2009 and December 31, 2008, respectively.

(2)

The balances at June 30, 2009 and December 31, 2008 include $6,858 and $8,286, respectively, of mortgage loans originated by BOK. These loans were net of allowances of $189 and $1,392, respectively. The balances at June 30, 2009 and December 31, 2008 also include receivables totaling $3,053 and $3,324, respectively, that primarily represent payments to be received in future years (through June 2014) of proceeds from the sales of investments in affordable housing properties. These affordable housing receivables are net of reserves for doubtful accounts of $6,466 and $6,400, respectively.

(3)

In March 2009, we issued a note receivable, maturing on April 1, 2014, in connection with advances funded by the Ocwen Servicer Advance Funding, LLC (OSAF) term note pledged as collateral, as described in Note 13. We receive 1-Month LIBOR plus 300 bps under the terms of this note receivable. We are obligated to pay 1-Month LIBOR plus 350 bps under the terms of a five-year note payable to the same counterparty. We do not have a contractual right to offset these payments.

NOTE 10	INVESTMENT IN UNCONSOLIDATED ENTITIES

	June 30, 2009	December 31, 2008

Asset Management Vehicles:
Investment in OSI (1)	$12,554	$15,410
Investment in ONL and affiliates (2)	8,636	10,174

	21,190	25,584
Corporate Items and Other	79	79

	$21,269	$25,663

          Equity in earnings (losses) of unconsolidated entities was as follows for the periods ended June 30:

	Three months		Six months

	2009	2008	2009	2008

OSI (1) (3)	$(163)	$(1,215)	$357	$(1,547)
ONL and affiliates (2) (3)	(413)	112	(906)	(487)
BMS Holdings (4)	—	(13,552)	—	(5,666)

	$(576)	$(14,655)	$(549)	$(7,700)

(1)

Our investment in OSI represents a 25% equity interest. OSI invests in the lower tranches and residuals of residential mortgage-backed securities, the related mortgage servicing rights and other similar assets. During the first six months of 2009, we received distributions from OSI totaling $2,750. We have no remaining commitment to invest in OSI.

(2)

Our investment in ONL and OREO represent equity interests of approximately 25%. ONL resolves non-performing loans purchased at a discount. OREO purchases real estate for sale, including real estate that ONL may obtain through foreclosure. During the first six months of 2009, we received distributions totaling $496 from ONL and OREO. We have a remaining commitment that expires in September 2010, to invest up to an additional $33,902 in ONL and OREO, collectively.

(3)

OLS earns loan servicing and management fees from OSI and from ONL and affiliates. In determining the amount of consolidated equity in earnings to recognize, we add back our share of the loan servicing and management fee expense recognized by OSI, ONL and affiliates. For the first six months of 2009 and 2008, OLS earned fees of $2,367 and $3,946, respectively, from OSI and from ONL and affiliates. On a consolidated basis, we have recognized approximately 75% of the loan servicing and management fee revenue.

(4)

During the second quarter of 2008, our share of the losses of BMS Holdings reduced our investment to zero. Our investment in BMS Holdings represents an equity interest of approximately 45%. Since we are not required to advance funds to BMS Holdings to finance operations and we are not a guarantor of any obligations of BMS Holdings, we suspended the application of the equity method of accounting for our investment in BMS Holdings. We will not resume applying the equity method until our share of BMS Holdings’ earnings exceeds our share of their losses that we did not recognize during the period when the equity method was suspended.

NOTE 11	OTHER ASSETS

          Other assets consisted of the following at the dates indicated:

	June 30, 2009	December 31, 2008

Debt service accounts (1)	$43,090	$58,468
Deferred debt related costs, net	14,314	14,758
Real estate	7,360	7,771
Interest earning collateral deposits	7,623	9,684
Prepaid expenses and other	4,332	6,907

	$76,719	$97,588

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

          Match funded liabilities, representing obligations secured by related match funded advances and repaid through the cash proceeds arising from those assets, as more fully described in Note 1—Mortgage Servicing Fees and Advances, consisted of the following at the dates indicated:

			Amortization	Unused Borrowing	Balance Outstanding

Borrowing Type	Interest Rate (1)	Maturity	Date	Capacity (2)	June 30, 2009	December 31, 2008

Variable Funding Note Series 2007-1	Commercial paper rate + 200 basis points (3)	December 2014	December 2009	$185,205	$114,795	$219,722
Term Note Series 2006 -1	5.335%	November 2015 (4)	December 2009	—	165,000	165,000
Variable Funding Note (5)	Commercial paper rate + 150 basis points (5)	December 2013	December 2010	71,258	178,742	192,520
Advance Receivable Backed Notes	1-Month LIBOR + 400 basis points (6)	January 2019 (6)	January 2010 (6)	76,378	123,622	142,361
Advance Receivable Backed Notes	1-Month LIBOR + 275 basis points (7)	May 2011 (7)	May 2010 (7)	320,277	179,723	237,504

				653,118	761,882	957,107
Basis adjustment (4)				—	3,141	4,832

				$653,118	$765,023	$961,939

(1)	1-Month LIBOR was 0.31% and 0.44% at June 30, 2009 and December 31, 2008, respectively.
(2)

Unused borrowing capacity is available for use only to the extent that there are assets that have been pledged as collateral to a facility but against which no funds have been drawn. All eligible advances had been pledged to a facility at June 30, 2009. As a result, none of our available borrowing capacity was readily available because we had no additional assets pledged as collateral but not drawn under our facilities.

(3)

The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 200 basis points that has approximated 1-Month LIBOR plus 200 basis points over time.

(4)

We previously carried this note on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established in December 2006 using an interest rate swap. We terminated the swap agreement in February 2008 and began amortizing the basis adjustment to earnings over the expected remaining term of the note.

(5)

The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 150 basis points that has approximated 1-Month LIBOR plus 150 basis points over time.

(6)

In January 2009, the lender agreed to renew this facility and to extend the amortization date from February 2009 to January 2010. The interest rate was increased from 1-Month LIBOR plus 200 basis points to 1-Month LIBOR plus 400 basis points.

(7)

In May 2009, we negotiated an increase in the maximum borrowing capacity from $300,000 to $500,000 and extended the amortization date from April 2009 to May 2010. Under the terms of the new facility, we pay interest on drawn balances at 1-Month LIBOR plus 275 basis points. The previous interest rate was 1-Month LIBOR plus 250 basis points.

NOTE 13	LINES OF CREDIT AND OTHER SECURED BORROWINGS

          Secured lines of credit from various unaffiliated financial institutions are as follows:

				Unused Borrowing	Balance Outstanding

Borrowings	Collateral	Interest Rate (1)	Maturity	Capacity	June 30, 2009	December 31, 2008

Servicing:
Fee reimbursement advance	Term note (2)	See (2) below	March 2014	$—	$46,519	$—
Term note (3)	Advances	1-Month LIBOR + 350 basis points	March 2014	—	7,000	—
Senior secured credit agreement - Term note	MSRs	1-Month LIBOR +187.5 basis points (4)	February 2010	—	55,992	97,987

				—	109,511	97,987

Loans and Residuals:
Class A-1 notes (5)	Loans held for resale and real estate	1-Month LIBOR + 600 basis points	April 2037	—	12,299	17,760

Financial Services:
Revolving note (6)	Receivables	1, 3, 6 or 12-Month LIBOR + 200 basis points or Prime plus 125 basis points	(6)	—	—	1,123

				$—	$121,810	$116,870

(1)	1-Month LIBOR was 0.31% and 0.44% at June 30, 2009 and December 31, 2008, respectively.
(2)

This advance is secured by the pledge to the lender of our interest in a $60,000 term note issued by OSAF on March 31, 2009. The OSAF note, in turn, is secured by advances on loans serviced for others, similar to match funded advances and liabilities. The advance is payable annually in five installments of $12,000. The advance does not carry a stated rate of interest. However, we are compensating the lender for the advance of funds by forgoing the receipt of fees due from the lender over the five-year term of the advance. Accordingly, we recorded the advance as a zero-coupon bond issued at an initial implied discount of $14,627. We used an implicit market rate to compute the discount that we are amortizing to interest expense over the five-year term of the advance.

(3)

This note was issued by OSAF and is secured by advances on loans serviced for others, similar to match funded advances and liabilities. The lender has pledged its interest in this note to us as collateral against the $7,000 term note receivable due on April 1, 2014.

(4)

The interest incurred on this facility is based on 1-Month LIBOR plus 187.5 basis points but could be reduced to as low as 0.10% to the extent that we have available balances on deposit with the lender.

(5)

In 2007, we issued A-rated securities in connection with the transfer of loan and real estate collateral to OREALT, a bankruptcy remote VIE that we consolidate. In August 2008, we sold a portion of these A-rated securities with a face value of $23,200 to a third party. The notes were sold net of an original discount of $928 that is being amortized to interest expense over the estimated remaining life of the notes.

(6)	We terminated this agreement in June 2009. There were no borrowings outstanding at the time that we terminated the agreement.

NOTE 14	INVESTMENT LINE

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

          As a result of failed auctions in the first quarter of 2008, we were unable to liquidate our investment in auction rate securities. On March 28, 2008, we executed an amendment to the Investment Line that eliminated the requirement that borrowings be repaid at quarter end, increased the annual interest rate from 0.1% to 0.35% and limited borrowings to $350,000. We recognized these securities and a corresponding liability on our balance sheet in the first quarter of 2008. On June 30, 2008, we executed an extension of this agreement through July 13, 2008.

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

          The maximum borrowing under the term note was reduced from approximately 85% of the face value of the auction rate securities at the time that the note was executed to 75% on December 31, 2008. On April 30, 2009, we negotiated a one-year extension of the term note maturity to June 30, 2010. This agreement was renewed under terms substantially similar to the previous agreement. However, in lieu of quarterly advance rate reductions, we now make monthly amortization payments of $3,000 per month. During the first six months of 2009, we made payments totaling $24,051 that reduced the Investment Line obligation to $176,668.

NOTE 15	SERVICER LIABILITIES

          Servicer liabilities represent amounts we have collected, primarily from residential borrowers, whose loans we service, that will be deposited in custodial accounts and paid directly to an investment trust or refunded to borrowers. The following table sets forth the components of servicer liabilities at the dates indicated:

	June 30, 2009	December 31, 2008

Borrower payments due to custodial accounts	$32,934	$67,227
Escrow payments due to custodial accounts	3,920	5,488
Partial payments and other unapplied balances	40,920	63,036

	$77,774	$135,751

NOTE 16	DEBT SECURITIES

          Our debt securities consisted of the following at the dates indicated:

	June 30, 2009	December 31, 2008

3.25% Contingent Convertible Unsecured Senior Notes due August 1, 2024	$56,155	$79,988
10.875% Capital Trust Securities due August 1, 2027	53,379	53,379

	$109,534	$133,367

          Each of our debt securities contain qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and restrictions on future indebtedness as well as the monitoring and reporting of various specified transactions or events. We are currently in compliance with these covenants.

          Convertible Notes. In July 2004, OCN issued $175,000 aggregate principal amount of 3.25% Contingent Convertible Unsecured Senior Notes due 2024 (the Convertible Notes). The Convertible Notes are senior general unsecured obligations not guaranteed by any of our subsidiaries and bear interest at the rate of 3.25% per year. Interest is payable on February 1 and August 1 of each year. The Convertible Notes mature on August 1, 2024. As a result of our adoption of FSP No. APB 14-1, we recognized a discount on the Convertible Notes. We are amortizing the debt discount over the period from the date of issuance to August 1, 2009, the first date at which holders may require us to repurchase their notes.

          The principal outstanding on June 30, 2009 and December 31, 2008 of $56,445 and $82,355 is reported net of the unamortized debt discount of $290 and $2,367 respectively. Interest expense on the Convertible Notes for the first six months of 2009 and 2008, respectively, includes amortization of debt discount of $1,471 and $1,970 and cash interest expense at the contractual rate of $987 and $1,486. We are recognizing interest on the debt at an effective annual rate of 8.25%.

          In February 2009, we repurchased $25,910 of our 3.25% Convertible Notes in the open market at a price equal to 95% of the principal amount. We recognized a gain of $534 on these repurchases, net of the write-off of unamortized issuance costs and debt discount.

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

          The conversion rate is 82.1693 shares of our common stock per $1,000 (actual dollars) principal amount of the notes, subject to adjustment. Events that may cause the conversion rate to be adjusted primarily relate to cash dividends or other distributions to holders of our common stock. Upon conversion, we may at our option choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock. At June 30, 2009 and December 31, 2008, the if-converted value of the Convertible Notes was $60,155 and $62,106 respectively.

          On June 26, 2009, we provided notice to holders of the Convertible Notes of their right to request that we repurchase all or a portion of their notes for cash on August 3, 2009 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any. Holders that do not choose to exercise their repurchase right on August 3, 2009 will receive the same right to request that we repurchase all or a portion of their notes for cash on August 1, 2014 and August 1, 2019. A similar right is also available to holders of the Convertible Notes in the event of a “fundamental change.” A “fundamental change” is a change of control or a termination of trading in our common stock.

          Beginning August 1, 2009, we may redeem all or a portion of the notes for cash for a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any.

          See Note 22 for information regarding the subsequent notice provided to holders of our Convertible Notes of their right to participate in the Altisource Separation and for the impact of the holders’ repurchase right described above.

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

	Three months		Six months

	2009	2008	2009	2008

Basic EPS:
Net income (loss) attributable to OCN	$17,830	$(2,717)	$32,939	$2,555

Weighted average shares of common stock	67,316,446	62,682,783	65,045,842	62,625,378

Basic EPS	$0.26	$(0.04)	$0.51	$0.04

Diluted EPS:
Net income (loss) attributable to OCN	$17,830	$(2,717)	$32,939	$2,555
Interest expense on Convertible Notes, net of income tax (1)	773	—	1,664	—

Adjusted net income (loss) attributable to OCN	$18,603	$(2,717)	$34,603	$2,555

Weighted average shares of common stock	67,316,446	62,682,783	65,045,842	62,625,378
Effect of dilutive elements (2):
Convertible Notes (1)	4,638,046	—	4,638,046	—
Stock options (3)	887,720	199,972	680,292	202,695
Common stock awards	12,203	10,113	11,375	25,586

Dilutive weighted average shares of common stock	72,854,415	62,892,868	70,375,555	62,853,659

Diluted EPS	$0.26	$(0.04)	$0.49	$0.04

(1)

The effect of our Convertible Notes on diluted EPS is computed using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, are added back to net income. Conversion of the Convertible Notes into shares of common stock has not been assumed for purposes of computing diluted EPS for the three and six months ended June 30, 2008 because the effect would be anti-dilutive. The effect is anti-dilutive whenever interest expense on the Convertible Notes, net of income tax, per common share obtainable on conversion exceeds basic EPS.

(2)

Because we have reported discontinued operations, we use income from continuing operations as the “control number” in determining whether potential common shares are dilutive or anti-dilutive. That is, the same number of potential common shares used in computing the diluted per-share amount for income from continuing operations is used in computing all other diluted per-share amounts even though those amounts are anti-dilutive to their respective basic per-share amounts.

(3)

An average of 749,810 and 2,353,081 options that were anti-dilutive have been excluded from the computation of diluted EPS for the second quarter of 2009 and 2008, respectively. These options were anti-dilutive because their exercise price was greater than the average market price of our stock. Also excluded from the computation of diluted EPS are 5,130,000 options granted on July 14, 2008, for shares that are issuable upon on the achievement of certain performance criteria related to OCN’s stock price and an annualized rate of return to investors. Year to date, an average of 1,106,029 and 2,353,081 options were anti-dilutive for 2009 and 2008, respectively.

NOTE 18	EQUITY

          In a private placement transaction that closed on April 3, 2009, OCN sold 5,471,500 shares of its common stock for a price of $11.00 per share. We realized $60,187 in proceeds from this issuance. The purchasers, most of whom are existing OCN shareholders, purchased approximately 8% of OCN’s total outstanding shares pursuant to this new issuance. Accordingly, the purchasers own approximately 9.6% of OCN’s total outstanding shares, after giving effect to the share repurchase below, as of the closing of the transaction. In addition to making customary representations, warranties and covenants, the purchasers have agreed to certain restrictions on the sale of the shares for a one-year period following the closing date. OCN is obligated to register the newly-issued shares and will apply to list such shares on the New York Stock Exchange within 270 days of the closing.

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

NOTE 19	DERIVATIVE FINANCIAL INSTRUMENTS

          The following table summarizes our use of derivative financial instruments during the six months ended June 30, 2009:

	Interest Rate Cap	Euro Currency Futures

Notional balance at December 31, 2008	$450,000	$10,125
Additions	—	19,777
Maturities	(41,667)	(19,730)

Notional balance at June 30, 2009	$408,333	$10,172

Fair value (1):
June 30, 2009	$957	$(66)

December 31, 2008	$193	$(726)

Maturity	January 2011 and December 2013	September 2009

(1)	We report the fair value of our derivative financial instruments as a component of receivables in the consolidated balance sheets.

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

          In June 2008, we entered into foreign currency futures contracts to hedge our net investment in BOK against adverse changes in the value of the Euro versus the U.S. Dollar. We designated these derivatives as a foreign-currency net investment hedge. Net losses on these foreign currency futures were $558 and $95 for the three and six months ended June 30, 2009, respectively and $169 for the three and six months ended June 30, 2008. These losses were included in the net change in unrealized foreign currency translation adjustment in accumulated other comprehensive income.

          Our operations in India and Canada also expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant.

          Net realized and unrealized gains included in other income (expense), net related to derivative financial instruments were $603 and $636 for the second quarter of 2009 and 2008, respectively. Year to date, the net realized and unrealized gains were $764 and $3,258 for 2009 and 2008, respectively, including in 2008 the $239 loss related to the interest rate cap that we de-designated as a cash flow hedge. In addition, we recorded unrealized losses of $3,149 in the first quarter of 2008 that represented fair value basis adjustments on the $165,000 fixed-rate match funded term note that we had designated as part of a fair value hedging relationship that was established using an interest rate swap that we subsequently terminated in the first quarter of 2008.

NOTE 20	BUSINESS SEGMENT REPORTING

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

          Ocwen Solutions

•

Mortgage Services. This segment provides due diligence, valuation, real estate sales, default processing services, property inspection and preservation services, homeowner outreach, closing and title services and knowledge process outsourcing services. Services provided span the lifecycle of a mortgage loan from origination through the disposition of real estate owned properties (“REO”). This segment also includes international servicing for commercial loans which we conduct through GSS.

•

Financial Services. This segment comprises our asset recovery management and customer relationship management offerings to the financial services, consumer products, telecommunications and utilities industries. The primary source of revenues for this segment is, contingency collections and customer relationship management for credit card issuers and other consumer credit providers. This segment includes the operations of NCI.

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

          Financial information for our segments is as follows:

	Ocwen Asset Management			Ocwen Solutions

	Servicing	Loans and Residuals	Asset Management Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

Results of Operations
For the three months ended June 30, 2009:
Revenue (1) (2)	$62,726	$—	$460	$24,165	$16,471	$12,108	$112	$(6,863)	$109,179
Operating expenses (1) (3)	32,955	747	1,016	16,017	17,557	7,121	3,830	(6,593)	72,650

Income (loss) from operations	29,771	(747)	(556)	8,148	(1,086)	4,987	(3,718)	(270)	36,529

Other income (expense), net:
Interest income	19	1,991	—	1	—	—	243	—	2,254
Interest expense	(15,982)	(519)	—	(11)	(667)	(118)	(3)	—	(17,300)
Other (1) (2)	1,695	(3,568)	(846)	710	20	66	6,515	270	4,862

Other income (expense), net	(14,268)	(2,096)	(846)	700	(647)	(52)	6,755	270	(10,184)

Income (loss) from continuing operations before income taxes	$15,503	$(2,843)	$(1,402)	$8,848	$(1,733)	$4,935	$3,037	$—	$26,345

For the three months ended June 30, 2008:
Revenue (1) (2)	$92,414	$—	$1,127	$14,495	$19,030	$12,410	$134	$(8,385)	$131,225
Operating expenses (1) (3)	42,723	551	926	10,945	21,128	9,799	3,344	(8,150)	81,266

Income (loss) from operations	49,691	(551)	201	3,550	(2,098)	2,611	(3,210)	(235)	49,959

Other income (expense), net:
Interest income	260	2,731	—	42	1	—	197	—	3,231
Interest expense	(18,834)	(423)	—	(57)	(491)	(154)	(1,150)	—	(21,109)
Other (1) (2)	745	(7,198)	(1,479)	693	(4)	(13,489)	(8,472)	235	(28,969)

Other income (expense), net	(17,829)	(4,890)	(1,479)	678	(494)	(13,643)	(9,425)	235	(46,847)

Income (loss) from continuing operations before income taxes	$31,862	$(5,441)	$(1,278)	$4,228	$(2,592)	$(11,032)	$(12,635)	$—	$3,112

For the six months ended June 30, 2009
Revenue (1) (2)	$137,421	$—	$997	$42,182	$33,787	$22,682	$365	$(13,665)	$223,769
Operating expenses (1) (3)	67,173	1,309	1,778	28,909	35,706	15,294	7,813	(13,066)	144,916

Income (loss) from operations	70,248	(1,309)	(781)	13,273	(1,919)	7,388	(7,448)	(599)	78,853

Other income (expense), net
Interest income	78	3,875	—	2	—	—	464	—	4,419
Interest expense	(31,484)	(1,149)	—	(22)	(1,138)	(250)	80	—	(33,963)
Other (1) (2)	1,858	(8,398)	(1,148)	742	23	121	6,503	599	300

Other income (expense), net	(29,548)	(5,672)	(1,148)	722	(1,115)	(129)	7,047	599	(29,244)

Income (loss) from continuing operations before income taxes	$40,700	$(6,981)	$(1,929)	$13,995	$(3,034)	$7,259	$(401)	$—	$49,609

For the six months ended June 30, 2008
Revenue (1) (2)	$178,926	$—	$2,178	$31,249	$38,529	$22,895	$142	$(14,443)	$259,476
Operating expenses (1) (3) (4)	84,674	1,469	1,616	24,463	40,139	18,681	11,979	(13,680)	169,341

Income (loss) from operations	94,252	(1,469)	562	6,786	(1,610)	4,214	(11,837)	(763)	90,135

Other income (expense), net
Interest income	659	6,386	—	82	14	—	903	—	8,044
Interest expense	(41,839)	(1,279)	—	(179)	(983)	(318)	(2,581)	—	(47,179)
Other (1) (2)	219	(12,738)	(3,286)	693	7	(5,316)	(19,813)	763	(39,471)

Other income (expense), net	(40,961)	(7,631)	(3,286)	596	(962)	(5,634)	(21,491)	763	(78,606)

Income (loss) from continuing operations before income taxes	$53,291	$(9,100)	$(2,724)	$7,382	$(2,572)	$(1,420)	$(33,328)	$—	$11,529

Total Assets
June 30, 2009	$1,233,929	$54,138	$21,653	$4,958	$61,773	$8,660	$649,420	$(246)	$2,034,285

December 31, 2008	$1,416,615	$67,317	$26,755	$3,558	$58,707	$8,906	$655,471	$(229)	$2,237,100

June 30, 2008	$1,602,703	$82,389	$60,967	$5,127	$65,842	$8,978	$658,791	$(236)	$2,484,561

(1)

Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income depending on the type of service that is rendered. Intersegment billings are as follows:

	Servicing	Asset Management Vehicles	Mortgage Services	Technology Products	Business Segments Consolidated

For the three months ended June 30, 2009	$1,982	$115	$—	$8,160	$10,257
For the three months ended June 30, 2008	2,044	174	6	9,802	12,026
For the six months ended June 30, 2009	4,365	256	—	16,553	21,174
For the six months ended June 30, 2008	3,375	545	27	15,915	19,862

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

(3)	Depreciation and amortization expense are as follows:

	Servicing	Loans and Residuals	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Business Segments Consolidated

For the three months ended June 30, 2009:
Depreciation expense	$14	$—	$7	$117	$1,245	$336	$1,719
Amortization of MSRs	8,543	—	—	—	—	—	8,543
Amortization of intangibles	—	—	—	669	—	—	669

For the three months ended June 30, 2008:
Depreciation expense	$13	$—	$14	$(32)	$2,048	$369	$2,412
Amortization of MSRs	14,529	—	63	—	—	—	14,592
Amortization of intangibles	—	—	—	629	—	—	629

For the six months ended June 30, 2009:
Depreciation expense	$29	$—	$15	$234	$2,576	$672	$3,526
Amortization of MSRs	18,584	—	—	—	—	—	18,584
Amortization of intangibles	—	—	—	1,336	—	—	1,336

For the six months ended June 30, 2008:
Depreciation expense	$26	$2	$51	$214	$3,555	$1,045	$4,893
Amortization of MSRs	28,332	—	274	—	—	—	28,606
Amortization of intangibles	—	—	—	1,295	—	—	1,295

(4)

Corporate Items and Other operating expenses for 2008 include $9,532 of due diligence and other costs recognized in the first quarter related to the “going private” proposal terminated in March 2008 by mutual agreement of the parties.

NOTE 21	COMMITMENTS AND CONTINGENCIES

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

          We are named as a defendant in lawsuits brought in various federal and state courts challenging the Bank’s mortgage servicing practices, including charging improper or unnecessary fees, misapplying borrower payments, etc. In April 2004, our petition was granted to transfer and consolidate a number of lawsuits filed against the Bank, OCN and various third parties into a single proceeding pending in the United States District Court for the Northern District of Illinois (the MDL Proceeding). Additional lawsuits similar to the MDL proceeding have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. In April 2005, the trial court entered a partial summary judgment in favor of defendants holding that plaintiffs’ signed loan contracts authorized the collection of certain fees by Ocwen as servicer for the related mortgages. In May 2006, plaintiffs filed an amended complaint containing various claims under several federal statutes, state deceptive trade practices statutes and common law. No specific amounts of damages are asserted, however, plaintiffs may amend the complaint to seek damages should the matter proceed to trial. In June 2007, the United States Court of Appeals for the Seventh Circuit issued an opinion holding that many of the claims were preempted or failed to satisfy the pleading requirements of the applicable rules of procedure and directing the trial judge to seek clarification from the plaintiffs so as to properly determine which particular claims are to be dismissed. In March 2009, the Court struck the amended complaint in its entirety on the grounds of vagueness. Plaintiffs filed a third amended complaint on April 20, 2009. Our deadline to answer the latest complaint was May 20, 2009. We believe the allegations in the MDL Proceeding are without merit and will continue to vigorously defend against them.

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

          OCN together with Bankruptcy Management Solutions, Inc. (BMSI) the wholly owned subsidiary of BMS Holdings, commenced separate arbitrations before the Financial Industry Regulatory Authority against Goldman Sachs & Co., Banc of America Securities LLC, and Citigroup Global Markets, Inc. (collectively the Broker/Dealers) primarily alleging fraud, breach of duty and statutory violations arising out of the sale of AAA-rated student loan auction rate securities (SLARS) backed by the Federal Family Education Loan Program. OCN and BMSI subsequently voluntarily dismissed their arbitration claims against Citigroup Global Markets, Inc, and filed a complaint in federal court. OCN purchased the SLARS based on the Broker/Dealer representation that the SLARS were liquid securities which could be sold at regularly scheduled auctions to meet the Investment Line requirement to pay the borrowings at quarter end. The Broker/Dealers represented that the SLARS would remain liquid because if there were not sufficient buyers in the auctions, the Broker/Dealers would purchase to make the auctions succeed. Contrary to those representations, in February 2008, the Broker/Dealers stopped supporting the SLARS auctions and the market for SLARS became illiquid. OCN seeks to require the Broker/Dealers to repurchase the SLARS at par, and pay consequential damages, potentially including damages related to the repayment of the Investment Line and punitive damages.

          OCN is subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings and those noted above will not have a material effect on our financial condition, results of operations or cash flows.

Tax matters

          On December 28, 2006, the India tax authorities issued an income tax assessment order (the Order) with respect to IT-enabled services performed for OCN by its wholly-owned Indian subsidiary, OFSPL. The Order relates to the assessment year 2004-05 and determined that the percent mark-up on operating costs with respect to the IT-enabled and software development services that OFSPL provided to OCN was insufficient. The proposed adjustment would impose upon OFSPL additional tax of INR 45,290 ($946) and interest of INR 14,922 ($312) for the assessment year 2004-05. In December 2008, the India tax authorities issued an additional income tax assessment order (the Second Order) with respect to assessment year 2005-06. The proposed adjustment would impose upon OFSPL additional tax of INR 23,225 ($485) and interest of INR 10,200 ($213) for the assessment year 2005-06. In accordance with standard Indian procedures, penalties may also be assessed in the future in connection with the assessment.

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

NOTE 22	SUBSEQUENT EVENTS

          On July 23, 2009, we provided notice that all holders of the Convertible Notes as of the close of business on August 4, 2009 will participate in the distribution of Altisource shares based on the conversion ratio of the Convertible Notes, consistent with the pro rata distribution ratio of one share of Altisource common stock for every three shares of OCN common stock, without conversion of the Convertible Notes into common shares of OCN. Accordingly, upon the Separation of Altisource and OCN, there will be no adjustment to the conversion ratio of the Convertible Notes. As of August 4, 2009, there were no requests to repurchase the Convertible Notes pursuant to the notice provided to holders of the Convertible Notes on July 26, 2009.

          In July 2009, OCN communicated to its employees a plan to close two of its offices within its Financial Services segment. The offices will be closed in August 2009, and will result in severance costs, losses on the disposal of the assets that will be abandoned and lease termination costs. OCN will record the actual and estimated costs in the third quarter of 2009. We are unable to estimate the total costs of these office closures at this time. We are currently negotiating with the landlords for the leased space in order to exit the leases early, and expect to incur additional costs relating to the leases.

          We have evaluated subsequent events through August 4, 2009.

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

          In addition to our unsecured collections business, Ocwen Solutions (OS) includes our residential fee-based loan processing businesses, all of our technology platforms and our equity interest in BMS Holdings, Inc. (BMS Holdings). As more fully described below under Executive Summary—Separation of Ocwen Solutions, on August 10, 2009, the OS line of business, excluding BMS Holdings and GSS, will be separated from Ocwen.

          We are focused on growing our core business of servicing loans, as more fully described below under Executive Summary—Revenue Opportunities. At the same time, we continue to sell our non-core assets, including BOK and our remaining Global Servicing Solutions, LLC (GSS) partnerships. On June 19, 2009, we completed the sale of GSS Germany for $1,180, resulting in a gain of approximately $715.

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Interim Consolidated Financial Statements and the related notes, included in Item 1 in this Quarterly Report on Form 10-Q, with our Consolidated Financial Statements and the related notes, included as Exhibit 99.1 to the Form 8-K filed July 16, 2009, and with our Annual Report on Form 10-K for the year ended December 31, 2008.

          Unless specifically stated otherwise, all references to June 2009, December 2008 and June 2008 refer to our fiscal periods ended, or the dates, as the context requires, June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

          When we use the terms “Ocwen,” “we,” “us” and “our,” we refer to Ocwen Financial Corporation (Ocwen) and its consolidated subsidiaries.

EXECUTIVE SUMMARY

          Three Months Ended June 2009 versus June 2008. We generated net income of $17,830 or $0.26 per share in the second quarter of 2009 compared to a net loss of $2,717 or $0.04 per share for the second quarter of 2008. Income from continuing operations before income taxes was $26,345 for the second quarter of 2009 as compared to $3,112 for the second quarter of 2008.

          Our results benefited from the cost reduction efforts that we announced in the fourth quarter of 2008 as evidenced by the 11% decline in operating expenses in the second quarter of 2009 compared to the second quarter of 2008. We achieved this improvement despite $1,850 in professional services expenses, primarily related to the Altisource Separation.

          We recorded unrealized fair value gains of $5,435 on trading securities in the second quarter of 2009. In comparison, the net loss in the second quarter of 2008 included approximately $22,795 of unrealized losses comprised of $8,140 of mark-to-market losses on trading securities and $14,655 in unrealized losses primarily related to derivative mark-to-market losses at an unconsolidated subsidiary.

          Servicing segment revenues declined as expected due to the implementation of new underwriting and documentation requirements to complete modifications under the federal government’s Home Affordable Modification Program (HAMP) (see Segments—Servicing for additional details of this impact) and as a result of lower average UPB. However, this decline was partially offset by higher process management revenues in the second quarter of 2009 as compared to the second quarter of 2008. Servicing also benefited from lower interest expense in the second quarter of 2009 compared to 2008. Both Loans and Residuals and Asset Management Vehicles reported a decrease in unrealized losses due to smaller declines in the estimated market value of loans, real estate and securities.

          Mortgage Services income from continuing operations benefited from geographic expansion, increased penetration of existing clients and the introduction of new default-oriented products. Financial Services experienced a decline in revenue as lower collection rates, due to the current economic climate and consistent with the experience of the collections industry in general, continued to adversely impact results in the second quarter of 2009 as compared to 2008. Technology Products’ income from continuing operations improved in the second quarter of 2009, as compared to 2008, benefiting from the growth of an existing client in the second quarter of 2009 and because we did not recognize any of the losses of BMS Holdings, an unconsolidated subsidiary, in 2009. We suspended the equity method of accounting for our investment in BMS Holdings in the second quarter of 2008 because losses had reduced our investment to zero.

          Six Months Ended June 2009 versus June 2008. We generated net income of $32,939 or $0.49 per share in the six months ended June 2009 compared to $2,555 or $0.04 per share for the six months ended June 2008. Income from continuing operations before income taxes was $49,609 as compared to $11,529 for the six months ended June 2009 and 2008, respectively.

          Our results for the six months ended June 2009 benefited from the cost reduction efforts that we announced in the fourth quarter of 2008 as evidenced by the 14% decline in operating expenses in the first half of 2009 compared to 2008. We achieved this improvement despite $2,981 in professional services expenses, primarily related to the Altisource Separation.

          We recorded unrealized fair value gains of $5,055 on trading securities in the six months ended June 2009. In comparison, the net loss in the six months ended June 2008 included approximately $27,749 of unrealized losses comprised of $20,049 of mark-to-market losses on trading securities and $7,700 in unrealized losses primarily related to losses at an unconsolidated subsidiary.

          Strategic Priorities

          Ocwen continues to focus on four initiatives:

1.	Liquidity and balance sheet strength
2.	Revenue opportunities
3.	Quality and cost structure leadership
4.	Separation of Ocwen Solutions

          Achieving these initiatives, as more fully described in the following sub-sections, will reinforce our core competitive strengths. Our core competitive strengths are:

•

Lowest Cost Provider. We believe OLS has the lowest operating cost in the mortgage servicing industry. Based on average industry cost information provided by a third party valuation consultant OLS’ net cost to service a non performing loan was 58% lower than the average net cost for the subprime industry as of May 31, 2009.

•

Superior Loss Mitigation and Cash Management. Two recent independent studies comparing servicer performance in servicing non-performing residential loans confirmed that we lead the industry in realizing cash flows for investors and keeping families in their homes. A Moody’s Investors Service study in January 2007 showed that we achieved double the cure rate of subprime servicers rated “average” by Moody’s and 6% higher than the cure rate of subprime servicers rated “strong” despite having a more challenging portfolio consisting of older mortgages with lower credit quality and a higher proportion of second liens. Similarly, in July 2009, Bank of America/Merrill Lynch found that we have the highest “roll rate from 90+ days delinquent to current” for both subprime fixed and adjustable rate loans. We believe these studies, together with our selection by Freddie Mac as a special servicer (as described below), demonstrate our capability to work effectively with delinquent borrowers and generate greater cash flows than any other servicer. This success in returning loans to performing status enables us to decrease our need for advances which, in turn, reduces our interest expense.

•

High Barriers to Entry. Our servicing platform runs on a proprietary information technology system developed over a 20-year period at a cost of more than $140,000. Currently, we employ over 270 software developers focused on identifying additional opportunities to automate manual processes to eliminate variability and to increase the quality and timeliness of decision-making processes and information transfers. Our proprietary tools and contractual arrangements are utilized to analyze the data collected and are enhanced by a feedback loop that provides updated information on the latest servicing and property valuation data gathered by various Ocwen entities.

•

Scalability and Flexibility. With our highly automated, artificial intelligence driven technology platforms and global workforce, we can quickly scale our servicing platform to handle acquired loan portfolios with modest infrastructure additions.

          Liquidity and Balance Sheet Strength. We believe our improved liquidity position and strengthened balance sheet provide us with greater flexibility and a competitive advantage over our peers to pursue attractive investment opportunities. We focused this quarter on further increasing borrowing capacity and were successful, as more fully described in the Executive Summary—Liquidity section below. Furthermore, on July 16, 2009, we filed a Form S-3 enabling us to pursue additional equity funding on an as needed basis. We expect to partially or wholly fund servicing rights acquisition opportunities by issuing additional equity through an equity issuance.

          We believe an offering under the Term Asset-Backed Securities Loan Facility program (TALF) will enhance our liquidity and balance sheet. We are currently working on a TALF offering to replace an existing $165,000 medium term advance note prior to this note entering its amortization period in December 2009 and have secured consent from the holders of the note to repay these notes on August 11, 2009. We may increase this TALF issuance or execute a second TALF deal depending upon our success in acquiring additional servicing rights.

          Revenue Opportunities. We believe that the current economic environment combined with government financial stability initiatives affords us a unique opportunity to capitalize upon our core competitive strengths. Our revenue growth efforts are focused on developing opportunities in each of our lines of business.

          Opportunities for revenue growth in the Ocwen Asset Management line of business include:

•

Acquisition of Servicing Rights. Servicing rights for several loan portfolios are for sale in our industry, and we are in the process of evaluating these opportunities. We expect that any acquisition will be within our core competency of servicing subprime portfolios. We estimate that the total size of the market for such loan portfolios is approximately $800,000,000 UPB, and we are evaluating opportunities to buy the servicing rights for over $75,000,000 UPB.

•

Special Servicing Opportunities. We are aggressively pursuing special servicing opportunities that require little capital. In February 2009, we were selected as a special servicer of non-performing loans for Freddie Mac under a high-risk-loan pilot program. This pilot program with Freddie Mac is an example of the kind of business that we are targeting.

•

Asset Management Vehicle. Based on our investment track record, our expertise in the mortgage sector and the strength of our servicing platform, we believe the current distressed mortgage market may provide an opportunity to sponsor an asset management vehicle focused on investment opportunities in the mortgage sector including, among others, investments in residential mortgage-backed securities, whole loans and servicing rights. If undertaken, we would expect to earn fee income and a carried interest for investment advisory services as well as sub-servicing fees for any investments by the vehicle in whole loans and servicing rights. Any such opportunity will depend upon a variety of considerations to be evaluated at the relevant time.

          Our Ocwen Solutions line of business is focused on two primary opportunities to grow revenues:

•

Product Diversification. We continue to develop a suite of services addressing the entire mortgage lifecycle. We believe our technological capabilities are a differentiating factor across our entire product platform.

•	Geographic Expansion. We are expanding our product offering into new states. We expect to continue to build our national footprint for services as part of our strategy to grow our revenue base.

          In the second quarter of 2009, our results benefited from our efforts to diversify our product line and expand our geographic footprint at Ocwen Solutions.

          Quality and Cost Structure. We believe that quality and cost are intrinsically related in that errors increase costs and destroy quality. We are beginning to realize quality improvements and cost savings from three specific initiatives that we launched last quarter. These three initiatives are: (1) consolidation and automation of manual processes; (2) improvement of process uniformity to eliminate variability; and (3) job function analyses to improve supervisory effectiveness. We are implementing our next generation of technology and processes to achieve this step-function improvement in cost and quality. On August 1, 2009, we introduced our new Loan Resolution Module specifically designed to increase our HAMP loan modification efforts. We expect numerous additional scripting and technology enhancements in the third quarter as we seek to implement a process that is fully integrated and automated, eliminating unstructured thinking and decisions. By eliminating variability in our processes, we can grow our industry leading programs that keep more people in their homes, generate greater cash flow for investors and reduce our costs.

          Separation of Ocwen Solutions. On November 12, 2008, our Board of Directors authorized management to pursue a plan to separate, through a tax-free spin-off into a newly formed publicly-traded company, all of our business operations currently included within the OS business line except for BMS Holdings and GSS (the Separation). Given the need to consolidate the businesses to be separated and the domicile of the newly formed entity, Altisource Portfolio Solutions S.A. (Altisource) (NASDAQ: ASPS), Ocwen will incur taxes to the extent that the fair market value of Altisource assets exceeds Ocwen's tax basis in such assets in accordance with section 367 of the Internal Revenue Code. We made our decision based upon a strategic analysis that concluded that the Separation would:

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

          On July 22, 2009, a registration statement on Form 10 was declared effective by the Securities and Exchange Commission (SEC) for the Separation. On August 10, 2009, the shares of Altisource will be distributed to the OCN shareholders and Convertible Notes holders of record as of August 4, 2009, in the form of a pro rata stock distribution. Each OCN shareholder will receive one share of Altisource common stock for every three shares of OCN common stock held as of the close of business on the record date of the distribution, August 4, 2009. Each Convertible Notes holder will participate in the distribution of Altisource shares based on the conversion ratio of the Convertible Notes, consistent with the pro rata distribution ratio of one share of Altisource common stock for every three shares of Ocwen common stock, without conversion of the Convertible Notes into common shares of Ocwen. Accordingly, upon the separation of Altisource and Ocwen there will be no adjustment to the conversion ratio of the Convertible Notes. No action is required by OCN shareholders or Convertible Notes holders to receive the shares of Altisource common stock.

          After the completion of the spin-off, Altisource’s largest customer will initially be Ocwen, and Altisource will enter into long-term servicing contracts with Ocwen for terms of up to eight year. There are other arrangements between Altisource and Ocwen that will continue following the spin-off to govern certain ongoing relationships and to provide for an orderly transition to the status of two independent companies. Under these agreements Altisource and Ocwen will both provide and receive certain corporate services at prevailing market rates.

          Although Altisource will be a separate company from Ocwen after the spin-off, Altisource and Ocwen will have the same Chairman of the Board, William C. Erbey. Mr. Erbey is also the current Chief Executive Officer of Ocwen and will remain in that role after the spin-off (Mr. Erbey will serve as Altisource’s Non-executive Chairman). As a result, he has obligations to Ocwen as well as to Altisource.

Outlook

          Ocwen Asset Management. We are currently evaluating acquisition opportunities for mortgage servicing portfolios. In addition, we are aggressively pursuing special servicing opportunities that require limited capital such as our pilot program with Freddie Mac. Advances, including match funded advances, declined $165,699 in the six months of 2009. We expect this trend to continue through the remainder of 2009 although the rate of decline is likely to slow.

          We recognize revenue in the form of deferred servicing fees and ancillary fee income whenever we return a loan to performing status whether it be through a HAMP modification, a non-HAMP modification or otherwise. We completed over 20,000 modifications in both the second quarter of 2008 and the first quarter of 2009, while only completing just over 8,000 HAMP and non-HAMP loan modifications in the second quarter of 2009. The decline in modifications in the second quarter represents delayed modifications, not lost modifications. If a borrower is unable to qualify for the HAMP, we work to complete a non-HAMP loan modification when appropriate. We expect to begin generating revenues under the HAMP in the third quarter of 2009 after qualifying loan modifications pass the 90-day trial period. Additionally, HAMP modifications are expected to provide incremental revenue and pre-tax income versus non-HAMP loan modifications as a result of the government incentive of $1,000 (actual dollars) per completed loan modification. We expect revenue improvement in the third and fourth quarters as the number of completed HAMP modifications accelerates, and the combined HAMP and non-HAMP completed modifications return to normal levels based on our UPB serviced. See Segments—Servicing below for additional details of regarding the HAMP.

          We continue to reduce non-core assets through sales and deploy cash proceeds in our core businesses. We are also currently working on a TALF offering to replace an amortizing medium term advance note with longer term financing at attractive rates. We expect to continue to improve the strength of our balance sheet. We expect to expand the size of the servicing portfolio, thereby utilizing our technological and low cost labor advantages to create significant value for our shareholders.

          Ocwen Solutions. The primary growth engine for Ocwen Solutions in the near term will continue to be Mortgage Services. We continue to expand the array and geographical range of services that we provide to originators and servicers. These services include due diligence, valuation, real estate sales, default processing services, property inspection and preservation services, homeowner outreach, closing and title services and knowledge process outsourcing services.

          We expect limited revenue growth in Financial Services in 2009 but remain focused on implementing our strategic initiatives to favorably position ourselves for future growth when market conditions improve. The difficult collection environment that all receivables management firms currently are facing stems from growing unemployment and consumers’ limited access to credit. These issues have lowered NCI’s collection rate. Most importantly, however, NCI remains a top tier performer for its most important clients. NCI will continue to focus on reducing operating costs by closing offices, improving processes and implementing its strategic initiatives which include scoring, scripting and optimal debtor resolution.

Liquidity

          Cash totaled $213,911, or 11% of total assets at June 30, 2009. This compares to cash of $201,025, or 9% of total assets at December 31, 2008, and cash of $148,835, or 6% of total assets a year ago at June 30, 2008.

          Servicer liabilities, which represent cash collected from borrowers but not yet remitted to securitization trusts, declined by $57,977 from December 31, 2008 to June 30, 2009. Servicer liabilities have a very short duration as funds collected must be remitted to the trust in accordance with the contractual obligation. The $165,699 decline in total advances in the first six months of 2009 is attributable to the success of our efforts to stabilize the delinquency rate which has allowed advances to decline somewhat faster than UPB.

          Our borrowings as of June 30, 2009 include $176,668 borrowed under the Investment Line term note that is used to finance the auction rate securities which we are carrying at a fair value of $243,285. In the first six months of 2009, we repaid $24,051 of the Investment Line term note principal. This amount includes proceeds of $2,000 from the redemption of certain securities. On April 30, 2009, we renewed this term note through June 2010. We renewed this agreement early under terms substantially similar to the previous agreement, except that amortization payments are now $3,000 per month in place of the previous quarterly reductions in the advance rate.

          Excluding the Investment Line, our borrowings have decreased by $215,809 since December 31, 2008, primarily reflecting a reduction in borrowings by the Servicing and Loans and Residuals segments and Corporate Items and Other. The decline in borrowings of the Servicing segment reflects a decline in advances. The decline in borrowings of the Loans and Residuals segment is primarily the result of a decline in the balance of the loans pledged as collateral. Corporate Items and Other borrowings declined as a result of the February 2009 repurchase of 3.25% Convertible Notes with a face value of $25,910.

          Excluding the Investment Line, our total maximum borrowing capacity was $1,536,810 as of June 30, 2009, an increase of $196,063 as compared to December 31, 2008. This increase is primarily due to an increase in borrowing capacity of the Servicing segment offset by a decline in borrowing capacity of the Loans and Residuals and Financial Services segments. The increase in Servicing borrowing capacity is principally the result of entering into two new facilities in March 2009 and expanding an existing facility in May 2009. One of the new facilities represented a $60,000 advance in the form of zero-coupon bonds that we initially recorded at $45,373, net of a discount of $14,627. The other new facility is a $7,000 term note. Both of these new facilities are secured by the pledge of advances. We secured an increase in the maximum borrowing under the existing facility from $300,000 to $500,000 and extended the amortization date by one year to May 4, 2010.

          At June 30, 2009, excluding the Investment Line, $653,118 of our total maximum borrowing capacity remained unused, all attributable to the Servicing business. The unused borrowing capacity in the Servicing business may be utilized in the future by pledging qualifying collateral to our facilities.

          With the continuing decline of our advance balances and the success of our other liquidity initiatives, we believe that we will have sufficient borrowing capacity to finance advances on our current servicing portfolio through the remainder of 2009 even if we are unable to negotiate any new facilities or any renewals or increases of existing facilities. We will endeavor to retain sufficient cash to cover possible additional principal repayments on our MSR term note in the event that declines in the collateral value as determined by a third party appraiser are greater than the scheduled amortization of this note of $6,999 per month.

          During these challenging times in the financial markets, we have given careful consideration to counterparty risk. Our advance facilities revolve, and in a typical monthly cycle, we repay up to one-third of the borrowings from collections. During the remittance cycle, which starts in the middle of each month, we must depend on our lenders to meet their commitments to provide us with the cash that is required to make remittances to the Servicing investors. Some of the financial institutions lending to us have experienced significant financial losses and as a result have undergone restructuring and raised additional capital, either as part of or outside of the various government rescue plans. These actions appear to have succeeded in stabilizing our largest lenders and thereby reducing our counterparty risk, but we continue to monitor closely the financial condition of our lenders.

          In the first six months of 2009, financing costs declined from the level in the first six months of 2008 due to lower advance balances and a reduction in interest rates. One-month LIBOR, which is the reference rate for most of our borrowings declined significantly in the first six months of 2009, although the effect of this decrease on our cost of borrowing was more than offset by higher facility costs and higher average spreads over LIBOR. As a result, the interest rate we incurred on the average balance of our debt outstanding under match funded facilities and lines of credit and other secured borrowings increased to 6.67% for the first six months of 2009 from 6.29% for the first six months of 2008.

CRITICAL ACCOUNTING POLICIES

          Our ability to measure and report our operating results and financial position is significantly influenced by the need to estimate the impact or outcome of risks in the marketplace or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail on pages 24 through 27 of Management’s Discussion and Analysis of Results of Operations and Financial Condition and in Note 1 of our Consolidated Financial Statements for the year ended December 31, 2008 included in Exhibit 99.1 on Form 8-K filed July 16, 2009.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITION

Operations Summary

The following table summarizes our consolidated operating results for the periods ended June 30, 2009 and 2008. We have provided a more complete discussion of operating results by line of business in the Segments section.

	Three months			Six months

	2009	2008	% Change	2009	2008	% Change

Consolidated:
Revenue	$109,179	$131,225	(17)	$223,769	$259,476	(14)
Operating expenses	72,650	81,266	(11)	144,916	169,341	(14)

Income from operations	36,529	49,959	(27)	78,853	90,135	(13)
Other income (expense), net	(10,184)	(46,847)	(78)	(29,244)	(78,606)	(63)

Income from continuing operations before taxes	26,345	3,112	747	49,609	11,529	330
Income tax expense	9,472	424	2,134	17,509	3,363	421

Income from continuing operations	16,873	2,688	528	32,100	8,166	293
Income (loss) from discontinued operations, net of taxes	1,052	(5,182)	120	864	(5,386)	116

Net income	17,925	(2,494)	819	32,964	2,780	1,086
Net loss (income) attributable to minority interest in subsidiaries	(95)	(223)	(57)	(25)	(225)	(89)

Net income (loss) attributable to Ocwen Financial Corp	$17,830	$(2,717)	756	$32,939	$2,555	1,189

Segment income (loss) from continuing operations before taxes:
Servicing	$15,503	$31,862	(51)	$40,700	$53,291	(24)
Loans and Residuals	(2,843)	(5,441)	(48)	(6,981)	(9,100)	(23)
Asset Management Vehicles	(1,402)	(1,278)	10	(1,929)	(2,724)	(29)
Mortgage Services	8,848	4,228	109	13,995	7,382	90
Financial Services	(1,733)	(2,592)	(33)	(3,034)	(2,572)	18
Technology Products	4,935	(11,032)	145	7,259	(1,420)	611
Corporate Items and Other	3,037	(12,635)	124	(401)	(33,328)	(99)

	$26,345	$3,112	747	$49,609	$11,529	330

          Income from operations declined by 27% in the second quarter of 2009 as compared to 2008, reflecting a significant reduction in revenues that was partially offset by a decline in operating expenses. Lower interest expense and lower fair value adjustments on securities and loans resulted in a $23,233 increase in income from continuing operations before income taxes.

          Total revenues declined by $22,046 or 17% in the second quarter of 2009 as compared to 2008 principally because of a decrease in Servicing revenue. Of the total decline in Servicing revenue in the second quarter of 2009, $8,142 was attributable to the implementation of new underwriting and documentation requirements to complete modifications under the HAMP, while the majority of the remainder was due to lower UPB. Financial Services segment revenue also declined in the second quarter of 2009 largely due to lower collection rates. Mortgage Services revenue increased over the second quarter of 2008 primarily as a result of geographic expansion, increased penetration of existing clients and the introduction of new default-oriented products.

          Total operating expenses were $8,616, or 11% lower in the second quarter of 2009 as compared to 2008. This is primarily due to declines in operating expenses of the Servicing segment. Operating expenses of the Servicing segment declined primarily due to lower amortization of servicing rights on a smaller servicing portfolio, and lower servicing and origination expense as a result of a reduction in loan payoffs and reduced staffing levels.

          Other expense, net, for the second quarter of 2009 was $10,184 as compared to $46,847 for the second quarter of 2008, a favorable variance of $36,663. This variance is the result of several factors:

•

In the Servicing segment, interest expense on match funded liabilities and lines of credit was $3,056 lower in the second quarter of 2009. This decline occurred primarily because the decline in the average balance of advances outweighed the impact of an increase in interest rates that resulted from higher spreads over LIBOR and higher facility fees charged by lenders on new and renewed financing facilities.

•	In the Loans and Residuals segment, losses on loans declined by $2,942 in the second quarter of 2009 reflecting lower charges to reduce loans to fair value.

•

In the AMV segment, our equity interest in the losses of OSI and ONL and affiliates for the second quarter of 2009 was $576. This compares to losses of $1,103 for the second quarter of 2008. The losses in 2008 reflect higher charges to reduce residual securities, loans and real estate to fair value.

•

In the Technology Products segment, our share of the losses of BMS Holdings was $13,552 for the second quarter of 2008 as compared to zero for the second quarter of 2009. Unrealized gains on derivatives in the first quarter of 2008 were largely reversed in the second quarter of 2008 as a result of volatility in LIBOR during those periods. During the second quarter of 2008, our share of the losses of BMS Holdings reduced our investment to zero and we suspended the application of the equity method of accounting for our investment.

•

In Corporate Items and Other, we recorded an unrealized gain of $6,024 on our auction rate securities in the second quarter of 2009 based on improvements in the underlying collateral markets and liquidity solution discussions with counterparties. This compares to an unrealized loss of $6,768 in the second quarter of 2008.

Financial Condition Summary

          Total assets declined by $202,815, or 9%, in the first six months of 2009. This decrease was due to declines in all asset categories except for cash, auction rate securities and receivables:

•	Cash increased by $12,886 to a balance of $213,911 at June 30, 2009.

•	Auction rate securities increased by $3,984 due to unrealized gains of $5,984 that were partially offset by $2,000 of redemptions at par value.

•	Loans held for resale declined by $10,192 due to foreclosures, charge-offs, payoffs and declines in estimated values.

•

Total advances declined by $165,699 primarily because of declines in UPB serviced and because we were able to stabilize the rate of loan delinquencies and reduce average delinquencies per loan. This decline is the net result of a $217,346 decline in match funded advances and a $51,647 increase in advances as a result of moving collateral from match funded advance facilities to a non-match funded facility.

•	MSRs decreased by $6,771 as amortization of $17,005 exceeded acquisitions of $10,241 for the first six months of 2009.

•

Investment in unconsolidated entities declined by $4,394 primarily due to $3,246 of distributions received from our asset management entities and charges to reduce residual securities, loans and real estate held by those entities to fair value.

          Total liabilities declined by $287,718, or 18%, in the first six months of 2009. This decrease was the result of declines in all liability categories except for lines of credit and other secured borrowings and other liabilities:

•	Match funded liabilities declined by $196,916 as a result of the decline in match funded advances.

•

Lines of credit and other secured borrowings increased by $4,940 principally because of $53,519 of borrowings, net of discount, under two new facilities offset in part by $41,995 of repayments of borrowings under the senior secured credit agreement term note that is used to finance MSRs.

•	The Investment Line term note declined by $24,051 due to repayments.

•

Servicer liabilities declined by $57,977 largely because of a decrease in the amount of borrower payments that have not yet been remitted to custodial accounts. The decline in borrower payments is the result of slower repayments and a decline in UPB serviced.

•

Debt securities declined by $23,833. During February 2009, we repurchased $25,910 of our 3.25% Convertible Notes in the open market at a price equal to 95% of the principal amount. We recognized total gains of $534 on these repurchases, net of the write-off of discount and unamortized issuance costs.

          At June 30, 2009, total equity was $694,544, an increase of $84,903 over December 31, 2008. This increase was primarily due to net income of $32,939 and the sale of 5,471,500 shares of common stock for $60,187, less the repurchase of 1,000,000 shares of common stock for $11,000. The exercise of stock options and the compensation related to employee share-based awards also contributed to the increase in equity in 2009.

SEGMENTS

          The following section provides a discussion of changes in the financial condition of our business segments during the six months ended June 30, 2009 and a discussion of the results of continuing operations of our business segments for the three and six months ended June 30, 2009 and 2008.

          The following table presents assets and liabilities of each of our business segments at June 30, 2009:

	Ocwen Asset Management			Ocwen Solutions

	Servicing	Loans and Residuals	Asset Management Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

Assets
Cash	$7	$141	$—	$228	$6,553	$—	$206,982	$—	$213,911
Cash held for clients	—	—	—	—	416	—	—	(416)	—
Trading securities, at fair value:	—	—	—	—	—	—	—	—	—
Auction rate	—	—	—	—	—	—	243,285	—	243,285
Subordinates and residuals	—	3,341	—	—	—	—	99	—	3,440
Loans held for resale	—	39,726	—	—	—	—	—	—	39,726
Advances	148,865	4,739	—	—	—	—	128	—	153,732
Match funded advances	883,209	—	—	—	—	—	—	—	883,209
Mortgage servicing rights	132,729	—	—	—	—	—	—	—	132,729
Receivables	14,483	1,362	563	4,654	5,517	1,659	19,685	—	47,923
Deferred tax asset, net	—	—	—	—	—	—	161,180	—	161,180
Goodwill and intangibles	—	—	—	—	44,464	1,618	—	—	46,082
Premises and equipment	46	—	—	7	3,700	4,467	2,860	—	11,080
Investment in unconsolidated entities	—	—	21,190	—	—	—	79	—	21,269
Other assets	54,590	4,829	(100)	69	1,123	916	15,122	170	76,719

Total assets	$1,233,929	$54,138	$21,653	$4,958	$61,773	$8,660	$649,420	$(246)	$2,034,285

Liabilities
Match funded liabilities	$765,023	$—	$—	$—	$—	$—	$—	$—	$765,023
Lines of credit and other secured borrowings	109,511	12,299	—	—	—	—	—	—	121,810
Investment line	—	—	—	—	—	—	176,668	—	176,668
Servicer liabilities	77,674	—	—	—	—	—	100	—	77,774
Cash due to clients	—	—	—	—	416	—	—	(416)	—
Debt securities	—	—	—	—	—	—	109,534	—	109,534
Other liabilities	38,753	1,292	435	1,791	6,581	2,224	37,584	272	88,932

Total liabilities	$990,961	$13,591	$435	$1,791	$6,997	$2,224	$323,886	$(144)	$1,339,741

          The following table presents the statements of continuing operations before income taxes for each of our business segments for the six months ended June 30, 2009:

	Ocwen Asset Management			Ocwen Solutions
	Servicing	Loans and Residuals	Asset Management Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Revenue
Servicing and subservicing fees	$117,877	$—	$—	$530	$26,495	$—	$5	$(609)	$144,298
Process management fees	19,544	—	—	41,667	7,292	1,553	—	3,722	73,778
Other revenues	—	—	997	(15)	—	21,129	360	(16,778)	5,693

Total revenue	137,421	—	997	42,182	33,787	22,682	365	(13,665)	223,769

Operating expenses
Compensation and benefits	16,345	11	1,781	5,770	16,712	4,388	10,792	—	55,799
Amortization of servicing rights	18,584	—	—	—	—	—	—	—	18,584
Servicing and origination	4,181	7	—	17,074	7,211	—	—	—	28,473
Technology and communications	5,968	92	201	1,986	3,956	8,071	1,815	(12,800)	9,289
Professional services	4,619	(90)	428	416	1,247	6	8,768	—	15,394
Occupancy and equipment	5,005	—	68	623	2,438	1,098	1,632	—	10,864
Other operating expenses	12,471	1,289	(700)	3,040	4,142	1,731	(15,194)	(266)	6,513

Total operating expenses	67,173	1,309	1,778	28,909	35,706	15,294	7,813	(13,066)	144,916

Income (loss) from operations	70,248	(1,309)	(781)	13,273	(1,919)	7,388	(7,448)	(599)	78,853

Other income (expense):
Interest income	78	3,875	—	2	—	—	464	—	4,419
Interest expense	(31,484)	(1,149)	—	(22)	(1,138)	(250)	80	—	(33,963)
Gain (loss) on trading securities	—	(863)	—	—	—	—	5,918	—	5,055
Gain on debt repurchases	—	—	—	—	—	—	534	—	534
Loss on loans held for resale, net	—	(7,541)	—	—	—	—	—	—	(7,541)
Equity in earnings of unconsolidated entities	—	—	(1,148)	—	—	—	—	599	(549)
Other, net	1,858	6	—	742	23	121	51	—	2,801

Other income (expense), net	(29,548)	(5,672)	(1,148)	722	(1,115)	(129)	7,047	599	(29,244)

Income (loss) from continuing operations before income taxes	$40,700	$(6,981)	$(1,929)	$13,995	$(3,034)	$7,259	$(401)	$—	$49,609

          We report the operating results of BOK, which are included in Corporate Items and Other, as discontinued operations. See Note 4 to the Interim Consolidated Financial Statements for additional information.

Servicing

          Three Months Ended June 2009 versus June 2008. Servicing continues to be our most profitable segment despite a 32% decline in total revenue in the second quarter of 2009 as compared to 2008. Servicing fees have declined due to a decline in the average balance of loans serviced and the implementation of HAMP, as discussed below. The average UPB of loans that we service for others was 17% lower in the second quarter of 2009 as compared to the second quarter of 2008. Lower float balances and lower interest rates have resulted in a decline in float earnings. The decline in revenue was somewhat offset by a 23% decline in operating expenses. Amortization of MSRs declined due to a decline in projected prepayment speeds. Servicing and origination expense declined as a result of a decline in voluntary loan payoffs, and compensation and benefits expense declined as a result of a 23% reduction in average staffing levels. As a result, income from operations declined by $19,920, or 40% in the second quarter of 2009 as compared to 2008. Total interest expense declined by $2,852, or 15% and income before income taxes declined by $16,359, or 51%, in the second quarter of 2009.

          The delinquency rate has remained relatively stable and total advances have continued to decline in 2009. In part, advances declined as a result of increased loan modifications and sales of foreclosed real estate. We expect delinquency rates to remain flat for the remainder of 2009 which will lead to further reductions in advances as our seasoned portfolio matures.

          Excluding non-performing loans serviced for Freddie Mac, the number of non-performing loans serviced declined by 2,321 in the second quarter of 2009. While the number of non-performing loans declined, the UPB of non-performing loans as a percentage of the portfolio serviced increased during the second quarter of 2009 to 27.4% at June 30, 2009 from 25.1% at March 31, 2009, as the average size of delinquent loans increased. Servicing and subservicing fees, excluding float earnings and ancillary income, declined by 27% in the second quarter of 2009 as compared to 2008 due to the decline in UPB serviced. Prepayment speed was lower in the second quarter of 2009 primarily due to a decline in loan payoffs offset by an increase in real estate sales. Real estate sales and other involuntary liquidations accounted for approximately 84% of prepayments during the second quarter of 2009 as compared to approximately 65% for the second quarter of 2008. We expect prepayment speed to decline somewhat in the future as the number of loans in foreclosure and properties awaiting liquidation decrease. Another factor contributing to the decline in prepayment speed is an increase in the fixed rate portion of our loan portfolio as ARM loans continue to prepay at a faster rate and become a smaller portion of total loans.

          During the first quarter of 2009, the President and U.S. Department of the Treasury announced and issued guidelines for the HAMP. On April 13, 2009, we announced our active participation in this plan. The HAMP provides a financial incentive for us to modify qualifying loans in accordance with the plan’s guidelines and requirements. In order to qualify for the initial and subsequent financial incentives, each loan modification must meet specific guidelines and criteria. A significant part of the process is a trial modification period that must last for 90 days in order to qualify for the initial base incentive fee of $1,000 (actual dollars) or $1,500 (actual dollars) per loan. The higher initial payment is earned on loans that are still performing when modified but where default is likely. An additional subsequent annual success incentive fee of up to $1,000 (actual dollars) per loan is earned annually provided the borrower continues to perform under the modification in accordance with program guidelines.

          We recognize revenue in the form of deferred servicing fees and ancillary fee income whenever we return a loan to performing status whether it be through a HAMP modification, a non-HAMP modification or otherwise.

          The HAMP program is more document intensive than most of our previous loan modification efforts (which extends timelines due to the delay in borrowers responding to document requests). This, along with the extensive set of rules imposed by the government under the HAMP, obligated us to review all in-process loan modifications, essentially restarting the process using different underwriting and documentation requirements.

          As a result, we experienced a 61% decline in the number of completed modifications as compared to both the second quarter of 2008 and the first quarter of 2009. We completed over 20,000 modifications in both the second quarter of 2008 and the first quarter of 2009, while only completing just over 8,000 loan modifications in the second quarter of 2009. The decline in modifications represents delayed modifications, not lost modifications. If a borrower is unable to qualify for the HAMP, we work to complete a non-HAMP loan modification when appropriate.

          Of the total decline in Servicing and subservicing fees in the second quarter of 2009, $8,142 was attributable to implementing the HAMP which caused loan modifications that would ordinarily have been completed in the quarter to be delayed. HAMP modification offers were extended to 404 borrowers in April 2009, 836 in May 2009 and 2,172 in June 2009. In July 2009 HAMP modification offers were extended to 3,292 borrowers as compared to a total of 3,412 for the three months ended June 2009. As of June 30, 2009, 1,058 borrowers began making trial payments under HAMP-eligible modifications. We expect revenue improvement in the third quarter and increasing in the fourth quarter as the number of completed HAMP modifications accelerates, and the combined HAMP and non-HAMP completed modifications return to normal levels.

          Six Months Ended June 2009 versus June 2008. Year to date revenue declined by 23% in 2009 as compared to the same period of 2008, largely due to a decline in servicing and subservicing fees. The decline in servicing fees and subservicing fees is primarily the result of the continued contraction of the loan servicing portfolio. The average UPB of loans that we service for others was 20% lower in the first six months of 2009 as compared to 2008. Lower float balances and lower interest rates have resulted in a decline in float earnings. The decline in revenue was somewhat offset by a 21% decline in operating expenses, primarily amortization of servicing rights, compensation and benefits and servicing and origination. Amortization of MSRs declined due to declines in projected prepayment speeds and acquisitions of MSRs. Servicing and origination expense declined as a result of a decline in voluntary loan payoffs, and compensation and benefits expense declined as a result of a 21% reduction in average staffing levels. As a result, income from operations declined by $24,004, or 25% in the first six months of 2009 as compared to 2008. Total interest expense declined by $10,355, or 25%, and income before income taxes declined by $12,591, or 24% in the first six months of 2009.

          The following table provides key business drivers and other selected revenue and expense items of our residential servicing business at or for the three and six months ended June 30:

	Three months			Six months

	2009	2008	% Change	2009	2008	% Change

Average UPB of loans and real estate serviced	$39,588,301	$47,833,365	(17)%	$39,718,475	$49,746,825	(20)%
Prepayment speed (average CPR)	22%	26%	(15)	21%	25%	(16)
UPB of non-performing loans and real estate serviced as a % of total at June 30 (1)(2)	27.4%	22.4%	22	27.4%	22.4%	22
Average number of loans and real estate serviced	295,139	386,213	(24)	304,118	402,403	(24)
Number of non-performing loans and real estate serviced as a % of total at June 30 (1)(2)	18.5%	16.9%	10	18.5%	16.9%	10
Average float balances	$436,600	$430,300	1	$399,800	$419,600	(5)
Average balance of advances and match funded advances (3)	$1,001,274	$1,317,607	(24)	$1,062,525	$1,334,156	(20)
Average balance of MSRs	$137,796	$177,407	(22)	$136,162	$183,119	(26)
Collections on loans serviced for others	$1,787,802	$2,967,140	(40)	$3,631,001	$6,039,951	(40)
Servicing and subservicing fees (excluding float and ancillary income)	$42,360	$58,056	(27)	$88,238	$113,243	(22)
Float earnings	$1,191	$2,568	(54)	$3,040	$7,001	(57)
Amortization of servicing rights (4)	$7,879	$14,529	(46)	$17,005	$28,332	(40)
Interest expense on match funded liabilities and lines of credit	$13,766	$16,822	(18)	$26,812	$37,611	(29)
Compensating interest expense	$389	$1,020	(62)	$663	$2,130	(69)
Operating expenses directly related to loss mitigation activities	$6,491	$8,389	(23)	$13,684	$15,167	(10)

(1)	Excluding non-performing loans serviced for Freddie Mac. Also excludes real estate serviced pursuant to our contract with the VA which expired on July 24, 2008.
(2)	At December 31, 2008, the UPB of non-performing assets comprised 24.3% of the total and the number of non-performing assets serviced comprised 19% of the total.
(3)	The combined average balance of advances and match funded advances was $1,123,776 for the first quarter of 2009.
(4)

During the three and six months ended June 30, 2009, the amount of charges we recognized to increase our servicing liability obligations exceeded amortization by $664 and $1,579, respectively, and we reported this net expense as amortization of servicing rights. The total amount of amortization of servicing rights reported by the Servicing segment for the three and six months ended June 30, 2009 is $8,543 and $18,584, respectively.

          The following table sets forth information regarding residential loans and real estate serviced for others:

	Loans (1)		Real Estate (2)		Total (4)(5)

	Amount	Count	Amount	Count	Amount	Count

June 30, 2009:
Performing	$27,290,158	230,334	$—	—	$27,290,158	230,334
Non-performing (3)	8,606,847	44,877	2,509,002	11,311	11,115,849	56,188

	$35,897,005	275,211	$2,509,002	11,311	$38,406,007	286,522

December 31, 2008:
Performing	$30,416,049	261,387	$—	—	$30,416,049	261,387
Non-performing	6,937,002	47,611	2,818,481	13,517	9,755,483	61,128

	$37,353,051	308,998	$2,818,481	13,517	$40,171,532	322,515

June 30, 2008:
Performing	$34,802,474	299,253	$—	—	$34,802,474	299,253
Non-performing	6,605,987	43,945	4,259,606	25,580	10,865,593	69,525

	$41,408,461	343,198	$4,259,606	25,580	$45,668,067	368,778

(1)

Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Real estate includes $836,192 of foreclosed residential properties serviced for the VA at June 30, 2008. We elected not to renew our contract with the VA in July 2008.
(3)	Non-performing loans at June 30, 2009 include loans serviced for Freddie Mac.
(4)

At June 30, 2009, we serviced 203,603 subprime loans and real estate with a UPB of $29,350,298 as compared to 227,929 with a UPB of $32,776,696 at December 31, 2008. At June 30, 2008, we serviced 256,495 subprime loans and real estate with a UPB of $37,088,298.

(5)

We serviced under subservicing contracts 97,362 residential loans with a UPB of $9,809,427 as of June 30, 2009. This compares to 108,545 residential loans with a UPB of $10,340,878 as of December 31, 2008 and 120,285 residential loans and real estate with a UPB of $12,605,953 at June 30, 2008.

          The following table sets forth information regarding the changes in our portfolio of residential assets serviced for others:

	Amount	Count

Servicing portfolio at December 31, 2007	$53,545,985	435,616
Additions	518,439	4,483
Runoff	(3,939,848)	(36,395)

Servicing portfolio at March 31, 2008	50,124,576	403,704
Additions	255,912	2,421
Runoff	(4,712,421)	(37,347)

Servicing portfolio at June 30, 2008	45,668,067	368,778
Additions	146,000	1,075
Runoff	(3,365,036)	(27,366)

Servicing portfolio at September 30, 2008	42,449,031	342,487
Additions	677,000	1,790
Runoff	(2,954,499)	(21,762)

Servicing portfolio at December 31, 2008	40,171,532	322,515
Additions	3,626,000	11,036
Runoff	(3,008,397)	(29,451)

Servicing portfolio at March 31, 2009	40,789,135	304,100
Additions	57,000	180
Runoff	(2,440,128)	(17,758)

Servicing portfolio at June 30, 2009	$38,406,007	$286,522

          Additions primarily represent servicing purchased from the owners of the mortgages and servicing obtained by entering into subservicing agreements with other entities that own the MSRs. MSR runoff primarily results from principal repayments on loans and sales of real estate. We expect various large servicing portfolios are or may be available for acquisition in the near term. We are pursuing opportunities to acquire additional servicing and subservicing business. We are optimistic about our prospects for maintaining our scale and growing the Servicing business through additional servicing acquisitions.

          In addition to acting as servicer and subservicer, we have entered into backup servicing agreements with two large financial institutions. As backup servicer, we have agreed to accept the servicing responsibilities on up to $40,000,000 of mortgage loans in the event that the primary servicer is terminated. As back up servicer, we are entitled to all servicing compensation to which the terminated servicer would have been entitled. We are not required to fund the delinquency or servicer advance obligations or the compensating interest obligations on the loans that we accept. As of June 30, 2009, we were not servicing any loans under these agreements.

Comparative selected balance sheet data is as follows:

	June 30, 2009	December 31, 2008

Advances	$148,865	$97,098
Match funded advances	883,209	1,100,555
Mortgage servicing rights (Residential)	132,729	139,500
Receivables	14,483	7,936
Debt service accounts	43,090	58,468
Other	11,553	13,058

Total assets	$1,233,929	$1,416,615

Match funded liabilities	$765,023	$961,939
Lines of credit and other secured borrowings	109,511	97,987
Servicer liabilities	77,674	135,649
Other	38,753	23,138

Total liabilities	$990,961	$1,218,713

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

          During the six months ended June 2009, the combined balance of advances and match funded advances decreased by $165,579, or 14%, due to an 11% decline in the number of loans serviced and the relative stabilization of the rate of loan delinquencies. Within the combined balance of advances and match funded advances, advances increased due to the transfer of certain collateral from SPEs categorized as match funded to an SPE not categorized as match funded.

          Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We make these transfers under the terms of four advance facility agreements. We either retain control of the advances, or the advances are transferred to trusts that are not QSPEs. As a result, we include the SPEs in our Consolidated Financial Statements. The match funded advances are owned by the SPEs and are not available to satisfy general claims of our creditors. Conversely, the holders of the debt issued by the SPEs can look only to the assets of the issuer for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations of the issuer under the match funded facility that we executed in April 2008. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period in May 2010.

          Mortgage Servicing Rights. The unamortized balance of residential MSRs is primarily related to subprime residential loans. Residential MSRs decreased by $6,771 during the first six months of 2009primarily due to amortization expense of $17,005 which exceed acquisitions of $10,241.

          Match Funded Liabilities. Match funded liabilities are obligations secured by the related match funded assets and are repaid through the cash proceeds arising from those assets. We account for and report match funded liabilities as secured borrowings with pledges of collateral. All of our match funded liabilities are secured by advances on loans serviced for others. The $196,916 decrease in match funded liabilities during the first six months of 2009 is primarily the result of the $217,346 reduction in the balance of match funded advances. At both June 30, 2009 and December 31, 2008, 86% of match funded advances were pledged to support borrowings.

          Unused borrowing capacity under our match funded facilities increased from $257,893 at December 31, 2008 to $653,118 at June 30, 2009. Our maximum borrowing capacity under our match funded facilities was $1,415,000 at June 30, 2009 as compared to $1,215,000 at December 31, 2008.

          Lines of Credit and Other Secured Borrowings. In August 2008, we exercised the option contained in our senior secured credit agreement to issue an 18-month term note to finance MSRs. We transferred the advance collateral that had been pledged to the senior secured credit agreement to existing match funded facilities. The amount outstanding under the term note declined by $41,995 during the first six months of 2009. At both June 30, 2009 and December 31, 2008, the amount outstanding under the term note was equal to the maximum borrowing capacity. We entered into two new facilities in March 2009. We recognized a $60,000 zero-coupon bond with a five-year term at $45,373, net of a discount of $14,627. We also issued a $7,000 term note maturing in five years with a stated interest rate of 1-Month LIBOR plus 350 basis points. Both notes are similar to the match funded advance facilities and are secured by the pledge of advances.

          Servicer Liabilities. Servicer liabilities represent amounts we have collected, primarily from residential borrowers whose loans we service, which we will deposit in custodial accounts, pay directly to an investment trust or refund to borrowers. We exclude custodial accounts from our balance sheet. Servicer liabilities declined by $57,975 during the first six months of 2009 largely due to a decline in the amount of borrower payments due to the custodial accounts. This decline reflects the impact of low collection volume primarily resulting from slower voluntary prepayments and a smaller servicing portfolio.

Comparative selected operations data for the periods ended June 30 is as follows:

	Three months		Six months

	2009	2008	2009	2008

Revenue:
Servicing and subservicing fees	$52,898	$83,592	$117,877	$163,929
Process management fees	9,828	8,822	19,544	14,997

Total revenue	62,726	92,414	137,421	178,926

Operating expenses:
Compensation and benefits	7,733	11,143	16,345	21,330
Amortization of servicing rights	8,543	14,529	18,584	28,332
Servicing and origination	2,149	2,882	4,181	6,668
Technology and communications	3,149	3,544	5,968	5,762
Professional services	2,705	3,034	4,619	5,401
Occupancy and equipment	2,143	3,074	5,005	6,460
Other	6,533	4,517	12,471	10,721

Total operating expenses	32,955	42,723	67,173	84,674

Income from operations	29,771	49,691	70,248	94,252

Other income (expense):
Interest expense:
Match funded liabilities	(12,736)	(14,065)	(24,652)	(31,765)
Lines of credit and other secured borrowings	(1,030)	(2,757)	(2,160)	(5,846)
Other	(2,216)	(2,012)	(4,672)	(4,228)

	(15,982)	(18,834)	(31,484)	(41,839)
Other	1,714	1,005	1,936	878

Total other expense	(14,268)	(17,829)	(29,548)	(40,961)

Income before income taxes	$15,503	$31,862	$40,700	$53,291

          Servicing and Subservicing Fees. The principal components of servicing and subservicing fees for the periods ended June 30 are:

	Three months		Six months

	2009	2008	2009	2008

Residential
Loan servicing and subservicing	$42,360	$58,056	$88,238	$113,243
Late charges	5,381	14,428	16,079	25,140
Custodial accounts (float earnings)	1,191	2,568	3,040	7,001
Loan collection fees	1,796	2,577	3,861	5,495
Other	1,803	5,887	5,954	12,812

	52,531	83,516	117,172	163,691
Commercial (US)	367	76	705	238

	$52,898	$83,592	$117,877	$163,929

          Residential loan servicing and subservicing fees for the three and six months ended June 2009 declined by 27% and 22% respectively, as compared to the same periods of 2008. These declines are primarily due to a decline in the average balance of loans serviced. The average balance of loans serviced during the three and six months ended June 2009 declined by 17% and 20% respectively, as compared to the same periods of 2008 primarily because of a decline in portfolio acquisitions in 2008. The UPB of the servicing portfolio has declined from $45,668,067 at June 30, 2008 to $38,406,007 at June 30, 2009. For the three months ended June 2009, $8,142 of the decline in Loan servicing and subservicing fees was attributable to the implementation of new underwriting and documentation requirements to complete modifications under the HAMP. We completed over 8,000 loan modifications in the three months ended June 2009 compared to over 20,000 loan modifications in the same period in June 2008.

          We collect servicing fees, generally expressed as a percent of the UPB, from the borrowers’ payments and from reimbursements from the securitization trusts. We recognize servicing fees as revenue when earned which is generally upon collection of borrower payments. Delinquencies affect the timing of servicing fee revenue recognition but not the ultimate collection of the fees because servicing fees generally have an even higher standing than advances which are satisfied before any interest or principal is paid by the securitization trust on the bonds. We estimate that during the second quarter of 2009 the balance of uncollected and unrecognized servicing fees related to delinquent borrower payments increased by $1,925 as compared to a decline of $1,040 during the second quarter of 2008. For the year to date periods, uncollected and unrecognized servicing fees related to delinquent borrower payments increased by $5,632 and $2,661 for 2009 and 2008, respectively. As of June 30, 2009, we estimate that the balance of uncollected delinquent servicing fees that we had not yet recognized as revenue was $55,733 compared to $50,101 at December 31, 2008.

          The decline in float earnings in the 2009 periods as compared to the same periods of 2008 reflects a decline in both the average custodial account balances and the yield. The decline in the average balance of these accounts is the result of a decline in the servicing portfolio and a reduction in collections related to loan payoffs. The annualized yield declined as short-term interest rates declined and banking fees increased for short-term interest-earning deposits. The underlying servicing agreements restrict the investment of float balances to certain types of instruments. We are responsible for any losses incurred on the investment of these funds.

          Float earnings includes revenues generated from investments in permitted investments, as well as revenues from our investment in auction rate securities. Our investment in auction rate securities is funded by the Investment Line. The following table summarizes information regarding float earnings for the periods ended June 30:

	Three months		Six months

	2009	2008	2009	2008

Average custodial account balances	$436,600	$430,300	$399,800	$419,600
Float earnings (1)	$1,191	$2,568	$3,040	$7,001
Annualized yield	1.09%	2.39%	1.52%	3.34%

(1)

For the second quarter of 2009 and 2008, float earnings included $1,103 and $2,551, respectively, of income from auction rate securities. For the year to date periods, income from auction rate securities included in float earnings was $2,934 and $6,861, respectively, for 2009 and 2008.

          Process Management Fees. Process management fees are primarily comprised of revenues associated with foreclosed residential real estate marketing activities. These revenues were $9,768 and $8,364 for the second quarter of 2009 and 2008, respectively. Year to date, the revenues related to real estate marketing activities were $19,425 and $14,140 for 2009 and 2008, respectively. The increases in the 2009 periods were largely due to more effective marketing and pricing related to foreclosed residential real estate in the Servicing portfolio. The effect of the increase in rates was partly offset by declines in both the number of properties sold and the average price.

          Compensation and Benefits Expense. The decrease in compensation expense and benefits in the first six months of 2009 as compared to the first six months of 2008 is due to a 21% decline in the average number of employees as management responded to a 24% decrease in the average size of the residential servicing portfolio between periods. Average U.S. employment declined by 38% as compared to an 18% decline in India principally because of our decision in July 2008 not to renew our contract with the VA.

          Amortization of Servicing Rights. Amortization expense declined by 34% in the first six months of 2009 as compared to first six months of 2008. This decline occurred because of a reduction in the rate of amortization and a decline in the acquisition of MSRs during 2008. We amortize mortgage servicing rights in proportion to and over the period of estimated net servicing income. Slower projected mortgage prepayment speeds have reduced the rate of amortization as we expect to earn the servicing income over a longer period of time. Average projected prepayment speeds used to compute amortization expense were 20% and 23% for the second quarter of 2009 and 2008, respectively. Year to date, the average projected prepayment speeds were 21% and 25% for 2009 and 2008, respectively. Average projected delinquency rates (past due 90 days or more) used to compute amortization expense were 24% and 25% for the 2009 periods as compared to 22% and 21%, for the 2008 periods, respectively.

          Servicing and Origination Expenses. Servicing and origination expense is comprised of compensating interest, satisfaction fees and other servicer expenses. Compensating interest on loan payoffs and satisfaction fees declined in both the 2009 periods as compared to the same periods of 2008 primarily as a result of the decline in the servicing portfolio and a decline in voluntary loan prepayments.

          Interest Expense. Total interest expense in the three and six months ended June 2009 periods were lower than the 2008 periods by $2,852, or 15%, and $10,355, or 25%, respectively, primarily because of the decline in match funded advances that was partly offset by an increase in effective interest rates. The average combined balance of advances and match funded advances decreased by 24% and 20% during the three and six months ended June 2009 as compared to the same periods of 2008. Average borrowings of $819,401 were $401,683, or 33%, lower in the second quarter of 2009 than in 2008. Year to date, the average borrowings of $862,177 were $365,093, or 30% lower when compared to 2008. The effective average rate on these borrowings of 7.08% was higher by 157 basis points, or 28%, in the second quarter of 2009 as compared to the second quarter of 2008. For the six months ended June 2009, the average rate of 6.39% increased by 26 basis points, or 4%, as compared to the same period of 2008. The majority of our credit facilities bear interest at rates that are adjusted regularly based on 1-Month LIBOR. During the second quarter of 2009, the average of 1-Month LIBOR was 0.37% as compared to 2.59% in the second quarter of 2008. The average of 1-Month LIBOR was 0.42% and 2.95% during the first six months of 2009 and 2008, respectively.

          Average rates have not declined in proportion to the decline in LIBOR principally because of the higher spread over LIBOR charged on the new match funded facilities added in 2008 and those renewed or added in 2009 and because of higher facility fees charged by the lenders. Interest expense includes amortization of facility costs of $4,810 and $3,018 during the second quarter of 2009 and 2008, respectively. Year to date, amortization of facility costs were $9,678 and $7,196 for 2009 and 2008, respectively. Amortization of facility costs in the first six months of 2008 included the write-off of $2,000 in the first quarter of deferred costs that related to a match funded facility that we decided not to expand or renew.

Loans and Residuals

          Three Months Ended June 2009 versus June 2008. The loss before income taxes for the second quarter of 2009 declined by $2,598 as compared to the second quarter of 2008. This decline is largely due to a $2,942 decline in losses on loans held for resale that primarily reflects lower charges to reduce loans to fair value.

           Six Months Ended June 2009 versus June 2008. The year to date loss before income taxes for 2009 declined by $2,119 as compared to the same period of 2008. Combined losses on loans held for resale and securities declined by $4,422 in 2009, which more than offset the $2,511 decline in interest income on these assets. The decline in losses primarily reflects lower charges to reduce loans, real estate and securities to fair value.

Comparative selected balance sheet data:

	June 30, 2009	December 31, 2008

Subordinate and residual trading securities	$3,341	$4,204
Loans held for resale	39,726	49,918
Advances on loans held for resale	4,739	4,867
Real estate	4,266	4,682
Other	2,066	3,646

Total assets	$54,138	$67,317

Lines of credit and other secured borrowings	12,299	17,760
Other	1,292	1,409

Total liabilities	$13,591	$19,169

          Subordinate and Residual Trading Securities. The $863 decrease in subordinate and residual securities during the first six months of 2009 was due to net unrealized losses that reflect a decline in fair value as a result of conditions in the subprime mortgage market.

          As disclosed in Note 3 to the Interim Consolidated Financial Statements, our subordinate and residual securities are not actively traded, and therefore, market quotations are not available. We estimate fair value using an industry accepted discounted cash flow model that we calibrate for trading activity wherever possible. We estimate fair value based on the present value of expected future cash flows using our best estimate of key assumptions that market participants would use, such as discount, delinquency and cumulative loss rates as well as prepayment speeds associated with the loans underlying mortgage backed securities. The estimated fair value of our residuals and subordinate trading securities is significantly influenced by the loss assumptions utilized in the discounted cash flow model. Our loss assumptions range between 18% and 28%.

          Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. The weighted average remaining life of these securities was 1.14 years at June 30, 2009.

          Loans Held for Resale. Loans held for resale represent single-family residential loans originated or acquired that we do not intend to hold until maturity. The balances at June 30, 2009 and December 31, 2008 are net of fair value allowances of $17,570 and $17,491, respectively. Loans held for resale at June 30, 2009 and December 31, 2008 include non-performing loans with a carrying value of $16,928 and $19,193, respectively. The $10,192 decline in carrying value during the first six months of 2009 is due to payoffs, foreclosures and charge-offs. There were no loan sales during the first six months of 2009. When we foreclose on the collateral, we transfer the loans to real estate upon receipt of title to the property, and market the property for sale.

          Real Estate. Real estate is comprised of properties that we acquire by foreclosure on loans held for resale. These properties are held for sale and are net of fair value allowances of $4,847 and $4,748 at June 30, 2009 and December 31, 2008, respectively. During the first six months of 2009, sales of real estate more than offset transfers from loans held for resale.

          Lines of Credit and Other Secured Borrowings. Through July 2008, borrowings under lines of credit and other secured borrowing consisted principally of amounts borrowed under repurchase agreements collateralized by loans held for resale. In August 2008, we used the proceeds from the sale of $23,200 of Class A-1 notes, net of a discount of $928, to repay the balance of repurchase agreements outstanding at the time. The $5,461 decline in borrowings during the first six months of 2009 results from borrower payments on the loans that serve as collateral for the notes. See Note 13 to our Interim Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

Comparative selected operations data for the three and six months ended June 30 is as follows:

	Three months		Six months

	2009	2008	2009	2008

Revenue	$—	$—	$—	$—
Operating expenses	747	551	1,309	1,469

Loss from operations	(747)	(551)	(1,309)	(1,469)

Other income (expense):
Interest income:
Loans held for resale	1,055	2,081	2,489	4,220
Subordinate and residual trading securities	936	650	1,386	2,166

	1,991	2,731	3,875	6,386
Interest expense	(519)	(423)	(1,149)	(1,279)
Unrealized losses on subordinate and residual trading securities	(581)	(1,356)	(863)	(2,388)
Loss on loans held for resale, net	(2,987)	(5,929)	(7,541)	(10,438)
Other, net	—	87	6	88

Total other expense, net	(2,096)	(4,890)	(5,672)	(7,631)

Loss before income taxes	$(2,843)	$(5,441)	$(6,981)	$(9,100)

          Interest Income. Interest income on loans held for resale for the three and six months ended June 2009 declined by 49% and 41%, respectively, as compared to the same periods of 2008 due to a reduction in the average balance of the loans and an increase in the percentage of loans that are nonperforming. The average balance of loans held for resale declined by 31% and 30% in the three and six months ended June 2009, respectively. Year to date, interest income on subordinate and residual trading securities has declined in 2009 as compared to 2008. Cash flows from the remaining subordinate and residual securities are lower in 2009 because of an increase in defaults and unrecoverable losses on the underlying mortgage loans.

          Loss on Loans Held for Resale, Net. Loss on loans held for resale is primarily comprised of valuation adjustments, charge-offs and losses on real estate owned. For the second quarter of 2009 and 2008, combined valuation adjustments, charge-offs and losses on real estate owned were $2,987 and $5,929, respectively. Year to date, these combined amounts were $7,541 and $10,558 for 2009 and 2008, respectively. Valuation losses represent charges that we recorded to reduce loans held for resale to their fair values. In addition to these valuation adjustments, we have recorded charge-offs on resolved loans. The UPB of nonperforming loans as a percentage of total UPB has increased from 48% at December 31, 2008 to 53% at June 30, 2009.

Asset Management Vehicles

          Three Months Ended June 2009 versus June 2008. The loss before income taxes for the second quarter of 2009 was slightly higher than 2008. The increase in the loss was attributable to a decline in management fee revenues, offset in large part by the decline in our share of the losses incurred by OSI and by ONL and affiliates. Losses incurred by these entities in 2009 and 2008 largely resulted from charges to reduce loans, real estate and residual securities to their fair values which were lower in the second quarter of 2009 as compared to 2008.

          Six Months Ended June 2009 versus June 2008. The year to date loss before income taxes for 2009 was $795 lower than the same period of 2008. A decline in our share of the losses incurred by OSI and by ONL and affiliates more than offset the decline in management fee revenue.

          These losses largely resulted from charges to reduce loans, real estate and residual securities to their fair values which were lower in the second quarter of 2009 as compared to 2008.

Comparative selected balance sheet data:

	June 30, 2009	December 31, 2008

Investment in unconsolidated entities
OSI	$12,554	$15,410
ONL and affiliates	8,636	10,174

	21,190	25,584
Other	463	1,171

Total assets	$21,653	$26,755

Comparative selected operations data for the periods ended June 30 is as follows:

	Three months		Six months

	2009	2008	2009	2008

Revenue (management fees)	$460	$1,127	$997	$2,178
Operating expenses	1,016	926	1,778	1,616

Income (loss) from operations	(556)	201	(781)	562
Other income (expense):
Equity in earnings (losses) of unconsolidated entities
OSI	(379)	(1,455)	(106)	(2,091)
ONL and affiliates	(467)	116	(1,042)	(930)

	(846)	(1,339)	(1,148)	(3,021)
Other, net	—	(140)	—	(265)

Other expense, net	(846)	(1,479)	(1,148)	(3,286)

Loss before income taxes	$(1,402)	$(1,278)	$(1,929)	$(2,724)

          Investment in Unconsolidated Entities. We account for our 25% interest in OSI and our approximately 25% interest in ONL and its affiliates using the equity method of accounting. During the first six months of 2009, we received distributions totaling $3,246. We did not make any investments in OSI during 2009 because our commitment to invest additional capital has expired. We did not make any investments in ONL and its affiliates during the first six months of 2009, but have a remaining commitment as of June 30, 2009 to invest up to an additional $33,902. The commitment expires in September 2010.

          Equity in earnings of unconsolidated entities. The losses incurred by OSI in the 2009 periods primarily reflect unrealized losses on residual securities. Unrealized losses on the residual securities have declined significantly in 2009, offset in part by a decline in interest income on the securities. The losses incurred by OSI in the 2008 periods primarily reflect unrealized losses on residual securities and the write-off of loan facility fees, offset in part by unrealized gains on OSI’s investment in derivative financial instruments.

          The results of ONL and its affiliates in the 2009 and 2008 periods include charges to reduce loans and real estate to fair value. Declines in these charges and a reduction in operating expenses in 2009 have been largely offset by declines in interest income on the loans.

          Reported results for these unconsolidated entities include the approximately 25% share of loan servicing and management expenses that are charged to OSI and ONL by the Servicing segment and eliminated in consolidation. See Note 10 to the Interim Consolidated Financial Statements for additional details regarding our investment in these entities.

Mortgage Services

          Three Months Ended June 2009 versus June 2008. Income from operations improved by $4,598, or 130% in the second quarter of 2009 as compared to 2008. Revenues are $9,670, or 67% higher than in the second quarter of 2008. In 2009, we have offset the effect of declining origination volumes by increasing the array and geographical range of default services that we provide to servicers. These services include default processing, property inspection and preservation, homeowner outreach, real estate sales and title services. As a result of the growth in revenue from these services, increased client penetration and success in controlling operating expenses, income from operations as a percent of revenue improved from 24% in the second quarter of 2008 to 34% in the second quarter of 2009. In November 2008, our Board of Directors authorized management to investigate the possible sale or liquidation of our remaining GSS partnerships that are included in this segment. In June 2009, we sold our investment in our GSS Germany partnership and recognized a gain before minority interest of $715.

          Six Months Ended June 2009 versus June 2008. Year to date, income from operations improved by $6,487 or 96% in 2009 as compared to 2008 largely due to a 35% increase in revenues. Although operating expenses increased by 18% in 2009, income from operations as a percent of revenue improved from 22% in the first six months of 2008 to 31% in the first six months of 2009. The increase in operating expenses is primarily attributed to the new lines of business discussed above.

Comparative selected balance sheet data:

	June 30, 2009	December 31, 2008

Cash	$228	$749
Receivables	4,654	2,680
Other	76	129

Total assets	$4,958	$3,558

Total liabilities	$1,791	$2,442

          Receivables. Receivables increased by $1,974 largely due to revenue growth in our new businesses, some of which have longer payment cycles than our pre-existing operations.

Comparative selected operations data for the periods ended June 30 is as follows:

	Three months		Six months

	2009	2008	2009	2008

Revenue:
Servicing and subservicing fees	$209	$1,055	$530	$2,528
Process management fees	24,013	13,325	41,667	28,476
Other	(57)	115	(15)	245

Total revenue	24,165	14,495	42,182	31,249

Operating expenses:
Compensation and benefits	2,971	2,853	5,770	5,824
Amortization of servicing rights	—	63	—	274
Servicing and origination	9,822	5,930	17,074	13,414
Technology and communication	1,072	1,141	1,986	2,055
Other	2,152	958	4,079	2,896

Total operating expenses	16,017	10,945	28,909	24,463

Income from operations	8,148	3,550	13,273	6,786
Other income, net	700	678	722	596

Income before income taxes	$8,848	$4,228	$13,995	$7,382

          Servicing and Subservicing Fees. Our GSS offices in Germany and Canada earned fees by providing loan servicing to owners of commercial loans. The decline in fees earned in the 2009 periods as compared to the 2008 periods is principally the result of our sale of servicing rights owned by GSS Canada in the second quarter of 2008 and the runoff of the GSS Germany operations. We sold the GSS Germany operations in June 2009.

          Process Management Fees. The principal components of process management fees for the periods ended June 30, relate to our fee-based loan processing services as follows:

	Three months		Six months

	2009	2008	2009	2008

Residential property valuation	$6,690	$7,533	$14,035	$15,855
Title services	4,161	2,942	8,537	6,941
Outsourcing services	5,187	2,850	8,252	5,680
Property inspection and preservation services	5,057	—	6,999	—
Other mortgage and default services	2,918	—	3,844	—

	$24,013	$13,325	$41,667	$28,476

          Servicing and Origination Expenses. Servicing and origination expenses for the periods ended June 30 consist primarily of costs incurred in connection with providing fee-based loan processing services as follows:

	Three months		Six months

	2009	2008	2009	2008

Residential property valuation	$3,025	$4,106	$6,319	$9,169
Title services	2,035	1,813	4,166	4,227
Property inspection and preservation services	4,026	—	5,605	—
Other mortgage and default services	736	11	984	18

	$9,822	$5,930	$17,074	$13,414

          The decline in residential property valuation services expenses in the 2009 periods is due to the decline in the related revenues and improvements in our processes relating to order placements with subcontractors that enabled us to deliver our services more timely while also lowering the fees we pay to subcontractors. During the second quarter of 2009, we added to the range of title services that we offer which contributed to an increase in our title services revenues and generated additional expenses.

Financial Services

          Three Months Ended June 2009 versus June 2008. The $859 decrease in the loss before income taxes for the second quarter of 2009 as compared to 2008 primarily reflects a $1,012 decline in the loss from operations. Operating expenses were $3,571, or 17% lower in the second quarter of 2009 in large part due to a decline in compensation and benefits because of our efforts beginning in the fourth quarter of 2008 to reduce the number of collectors and our continued focus on reducing technology and communication costs. Revenues declined by $2,559, or 13%, in the second quarter of 2009 primarily due to lower collection rates that we have experienced and which we believe are due to the current economic climate and are consistent with the collections industry in general.

          Six Months Ended June 2009 versus June 2008. The loss before income taxes for the first six months of 2009 was $462, or 18% higher than 2008, primarily reflecting a $309 increase in the loss from operations. Revenues were $4,742, or 12%, lower in 2009 while operating expenses declined by $4,433, or 11%.

          Comparative selected balance sheet data:

	June 30, 2009	December 31, 2008

Cash	$6,553	$2,256
Receivables	5,517	5,848
Goodwill and intangibles	44,464	44,609
Premises and equipment	3,700	3,967
Other	1,539	2,027

Total assets	$61,773	$58,707

Lines of credit and other secured borrowings	$—	$1,123
Accrued expenses and other	6,997	7,081

Total liabilities	$6,997	$8,204

          Goodwill and Intangibles. Goodwill and intangibles arising from the acquisition of NCI are as follows:

	June 30, 2009	December 31, 2008
Goodwill	$9,409	$8,218

Intangibles	40,500	40,500
Accumulated amortization	(5,445)	(4,109)

Intangibles, net	35,055	36,391

	$44,464	$44,609

          Intangibles consist primarily of customer lists that we are amortizing over their estimated useful lives which range from 10 to 20 years.

          Lines of credit and other secured borrowings. In July 2008, NCI entered into a revolving secured credit agreement with a financial institution that provides for borrowings of up to $10,000 through July 2011. During the first quarter of 2009, we repaid the outstanding balance in full. During the second quarter of 2009, we determined that we no longer needed the facility to meet the liquidity needs of the Financial Services segment and terminated the agreement after considering the administrative costs of maintaining the facility. See Note 13 to the Interim Consolidated Financial Statements for additional information.

Comparative selected operations data for the three and six months ended June 30 is as follows:

	Three months		Six months

	2009	2008	2009	2008

Revenue	$16,471	$19,030	$33,787	$38,529

Operating expenses:
Compensation and benefits	8,158	10,732	16,712	20,434
Servicing and origination	3,857	2,804	7,211	5,889
Technology and communication	1,796	2,964	3,956	4,943
Professional services	530	948	1,247	1,655
Occupancy and equipment	1,198	1,162	2,438	2,243
Other operating expenses	2,018	2,518	4,142	4,975

Total operating expenses	17,557	21,128	35,706	40,139

Loss from operations	(1,086)	(2,098)	(1,919)	(1,610)
Other expense, net	(647)	(494)	(1,115)	(962)

Loss before income taxes	$(1,733)	$(2,592)	$(3,034)	$(2,572)

          The decrease in revenue in the 2009 periods as compared to the 2008 periods is primarily due to lower collection rates that we experienced and which we believe are due to the current economic climate and are consistent with the collections industry in general.

          The decrease in compensation and benefits expense in the 2009 periods as compared to the 2008 periods is largely the result of our continuing efforts to increase our revenue per collector and to focus on improving our service to our largest customers while also renegotiating rates or terminating our relationship with unprofitable customers.

Technology Products

          Three Months Ended June 2009 versus June 2008. Income from operations improved by $2,376 in the second quarter of 2009 as compared to 2008 primarily due to a $1,841 decline in technology and communications expenses. Income before income taxes for the second quarter of 2009 was $15,967 higher than the second quarter of 2008. Results for the second quarter of 2008 include our recognition of our share of the losses of BMS Holdings of $13,552. Because of an accumulated deficit at BMS Holdings, we have not resumed applying the equity method of accounting since the second quarter of 2008.

          Six Months Ended June 2009 versus June 2008. Income before income taxes improved by $8,679 in the first six months of 2009 as compared to 2008, reflecting a $3,174 improvement in income from operations and our recognition of $5,666 of losses of BMS Holdings in 2008. The improvement in income from operations in 2009 reflects a $3,387 decline in operating expenses, primarily compensation and technology related costs.

Comparative selected balance sheet data:

	June 30, 2009	December 31, 2008

Receivables	$1,659	$974
Goodwill	1,618	1,618
Premises and equipment	4,467	5,452
Other	916	862

Total assets	$8,660	$8,906

Total liabilities	$2,224	$3,361

Comparative selected operations data for the periods ended June 30 is as follows:

	Three months		Six months

	2009	2008	2009	2008

Revenue:
Technology support	$5,388	$6,446	$11,026	$12,298
REAL products	6,720	5,964	11,656	10,597

Total revenue	12,108	12,410	22,682	22,895

Operating expenses:
Compensation and benefits	2,151	2,772	4,388	5,523
Technology and communications	3,813	5,654	8,071	10,055
Other	1,157	1,373	2,835	3,103

	7,121	9,799	15,294	18,681

Income from operations	4,987	2,611	7,388	4,214

Other income (expense), net:
Interest expense	(118)	(154)	(250)	(318)
Equity in losses of unconsolidated entities (BMS Holdings)	—	(13,552)	—	(5,666)
Other	66	63	121	350

Other expense	(52)	(13,643)	(129)	(5,634)

Income (loss) before income taxes	$4,935	$(11,032)	$7,259	$(1,420)

          Compensation and benefits expense. Compensation and benefits costs are lower in the 2009 periods primarily reflecting a reduction in staff through our integration of NCI personnel into the existing technology group.

          Technology and communications expense. The decline in technology and communications expense in the 2009 periods as compared to 2008 is largely due to a decline in depreciation expense as several assets became fully depreciated in 2008.

          Equity in earnings of unconsolidated entities. We suspended the application of the equity method of accounting for our investment in BMS Holdings in the second quarter of 2008 after our share of BMS Holdings’ 2008 losses had reduced our investment to zero. We will not resume applying the equity method until our share of BMS Holdings’ earnings exceeds our share of their losses that we did not recognize during the period when the equity method was suspended. BMS holdings reported a loss for the second quarter and year to date periods of 2009 that was primarily due to unrealized losses on derivative financial instruments and a decline in revenues, partially offset by unrealized gains on auction rate securities. The second quarter 2008 results for BMS Holdings reflect $4,384 of operating income, $47,766 in unrealized losses on derivative financial instruments and $9,259 in unrealized losses on auction rate securities. For the year to date period in 2008, the results of BMS reflect $9,814 of operating income, $138 of unrealized gains on derivative financial instruments and $21,501 of unrealized losses on auction rate securities. The unrealized gains on derivatives in the first quarter of 2008 were largely reversed in the second quarter of 2008, driven by significant volatility in LIBOR during those periods.

Corporate Items and Other

          Three Months Ended June 2009 versus June 2008. Income before income taxes of $3,037 for the second quarter of 2009 represents an improvement of $15,672 over the loss of $12,635 incurred in the second quarter of 2008. Results for the second quarter of 2009 include $6,024 of unrealized gains on auction rate securities as compared to $6,768 of unrealized losses in the second quarter of 2008. Professional services expense for the three months ended June 2009 includes $1,850 principally related to services performed in connection with the Altisource Separation.

          Six Months Ended June 2009 versus June 2008. The loss before income taxes declined from $33,328 for the first six months of 2008 to $401 for the same period of 2009. Gains on trading securities were $5,918 for the first six months of 2009, as compared to losses of $19,357 for the first six months of 2008. Year to date operating expenses in 2008 include $9,532 of expenses incurred in the first quarter in connection with the terminated “going private” transaction. Professional services expense for the six months ended June 2009 includes $2,981 principally related to services performed in connection with the Altisource Separation.

Comparative selected balance sheet data:

	June 30, 2009	December 31, 2008

Cash	$206,982	$197,874
Trading securities, at fair value:
Auction rate	243,285	239,301
Subordinates and residuals	—	165
Income taxes receivable	—	5,386
Receivables	19,685	17,372
Deferred tax assets, net	161,180	175,145
Premises and equipment, net	2,860	3,415
Interest earning collateral deposits	7,623	9,684
Other	7,805	7,129

Total assets	$649,420	$655,471

Investment line	$176,668	$200,719
Debt securities	109,534	133,367
Other	37,684	41,514

Total liabilities	$323,886	$375,600

          Trading Securities. As disclosed in Note 5 to the Interim Consolidated Financial Statements, because of failed auctions, we have been unable to liquidate the auction rate securities that we invested in during the first quarter of 2008. These securities are collateralized by student loans originated under the Federal Family Education Loan Program. The loans are guaranteed for no less than 97% of their unpaid principal balance in the event of default. Our determination of the estimated fair value, which included our consideration of the strong credit quality of the underlying collateral and the securities we hold, limited market activity (including sales of our own holdings), creditworthiness of the issuers, estimated holding period and general auction rate securities market conditions, required the significant use of unobservable inputs. We estimate that an increase in the holding period of 12 months, with a commensurate increase in the discount rate, would reduce the estimated fair value by approximately 5.4%. Alternatively, a decrease in the holding period of the auction rate securities of 12 months, with a commensurate decrease in the discount rate, would increase the estimated fair value by approximately 3.9%. When liquidity returns to the auction rate securities market, we expect to sell our securities. Additionally, we continue to aggressively pursue litigation and arbitration actions against certain investment banks.

          The $3,984 decline in auction rate securities during the first six months of 2009 is due to unrealized gains of $5,984, partially offset by redemptions of $2,000 at par value.

          We are currently negotiating terms with one of the auction rate counterparties to provide Ocwen the right to sell approximately $88,150 principal amount of auction rate securities at 85% of par and retain a call option on the securities for a period of three years. In addition, we recognized a $6,024 unrealized gain in the second quarter of 2009 which was due, in part, to the increased probability of a near term liquidity solution for certain tranches representing approximately $70,350 principal amount of the auction rate securities. However, we continue to pursue alternatives, including negotiations and/or legal action, which may result in a liquidity event for one or more tranches, which we hold.

          Deferred Tax Assets, Net. Net deferred tax assets decreased by $13,965 during the first six months of 2009 primarily due to the realization of tax benefits associated with the sale of MSRs.

          Investment Line. As disclosed in Note 14 to the Interim Consolidated Financial Statements, we executed an amendment to the Investment Line in July 2008 that created a term note maturing on June 30, 2009. The note is secured by our investment in auction rate securities. Maximum borrowing as of March 31, 2009 was limited to 70% of the face amount of the securities. Under the term note, we receive the interest on the auction rate securities while the proceeds from the redemption or sale of auction rate securities are applied to the outstanding balance. On April 30, 2009, we renewed the term note through June 2010. This agreement was renewed under terms substantially similar to the previous agreement, except that payments are $3,000 per month in place of the previous quarterly reductions in the advance rate.

          During the six months ended June 2009, we made principal payments totaling $24,051 which reduced the Investment Line term note obligation to $176,668.

          Debt Securities. Debt securities declined by $23,833 during the first six months of 2009 primarily because we repurchased $25,910 of our 3.25% Convertible Notes in the open market in February 2009 which generated a gain of $534, net of the write-off of unamortized issuance costs. As a result of our adoption of FSP No. APB 14-1, we recognized a discount on the Convertible Notes that we are amortizing to interest expense over a five-year period to August 1, 2009. The outstanding principal balances at June 30, 2009 and December 31, 2008 of $56,445 and $82,355 are reported net of the unamortized debt discount of $290 and $2,367 respectively. The outstanding balance of the 10.875% Capital Trust Securities of $53,379 is unchanged from December 31, 2008. See Note 16 to the Interim Consolidated Financial Statements for additional details regarding the Convertible Notes and Capital Trust Securities.

          Other Liabilities. Other liabilities include accruals for incentive compensation awards, audit fees, legal matters, other operating expenses and interest on debt securities. Other liabilities also include customer deposits held by BOK. Other liabilities declined by $3,830 during the first six months of 2009 primarily due to the settlement of $3,900 of liabilities accrued in connection with the December 2008 assignment of the lease on our Orlando facility and a decline of $3,403 in accrued bonuses principally as a result of the payment of 2008 annual bonuses. These declines were partially offset by a $1,462 increase in accrued costs related to the Separation.

Comparative selected operations data for the periods ended June 30 is as follows:

	Three months		Six months

	2009	2008	2009	2008

Revenue	$112	$134	$365	$142
Operating expenses	3,830	3,344	7,813	11,979

Loss from operations	(3,718)	(3,210)	(7,448)	(11,837)

Other income (expense):
Gain (loss) on trading securities	6,016	(8,366)	5,918	(19,357)
Gain (loss) on debt repurchases	—	(86)	534	(86)
Other, net	739	(973)	595	(2,048)

Other income (expense)	6,755	(9,425)	7,047	(21,491)

Income (loss) before income taxes	$3,037	$(12,635)	$(401)	$(33,328)

          Operating Expenses. The $4,166 decline in operating expenses for the first six months of 2009 as compared to 2008 is largely due to a $4,703 decline in professional services. In the first quarter of 2008, we recognized $9,532 of due diligence and other costs related to the “going private” transaction which was initiated in January 2008 and which the parties mutually terminated in March 2008. In the first six months of 2009, we recorded $2,981 of costs related to the Separation, including $1,850 during the second quarter. Operating expenses are net of overhead allocations to other segments.

          Gain (loss) on Trading Securities. The gain (loss) on trading securities for the periods ended June 30 was comprised of the following:

	Three months		Six months

	2009	2008	2009	2008

Realized losses:
Auction rate	$—	$(662)	$—	$(662)
CMOs	—	(920)	—	(1,034)

	—	(1,582)	—	(1,696)

Unrealized gains (losses):
Auction rate	6,024	(6,768)	5,984	(15,707)
CMOs	—	—	—	(1,813)
Subordinates and residuals	(8)	(16)	(66)	(141)

	6,016	(6,784)	5,918	(17,661)

	$6,016	$(8,366)	$5,918	$(19,357)

          The unrealized gains of $6,024 and $5,984 for the three and six months ended 2009, respectively, were principally based on improvements in the underlying collateral markets and liquidity solution discussions with counterparties.

EQUITY

          Total equity amounted to $694,544 at June 30, 2009 as compared to $609,641 at December 31, 2008. The $84,903 increase in total equity during the first six months of 2009 was primarily due to net income of $32,939 and a $52,240 increase in additional paid-in capital. The increase in additional paid-in capital was primarily due to $60,187 of proceeds received from the sale of 5,471,500 shares of common stock in a private placement transaction that closed on April 3, 2009, partially offset by $11,000 we paid to repurchase 1,000,000 shares of common stock on the same date. We used a portion of the proceeds received from the private placement transaction to acquire the 1,000,000 shares, which we repurchased from William C. Erbey, Chairman of the Board and Chief Executive Officer of OCN. See Note 18 to the Interim Consolidated Financial Statements for additional information regarding these transactions.

          Information regarding purchases of our common stock during the six months ended June 30, 2008 is as follows:

Period	Number of shares	Average Share Price paid	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans

April 1 – April 30	1,000,000	$11.00	—	5,668,900

          Our ability to repurchase shares of our common stock is restricted under the terms of the Guaranty that we entered into with the OTS in connection with debanking.

          Minority interest of $309 and $406 at June 30, 2009 and December 31, 2008, respectively, primarily represented the 30% investment in GSS held by ML IBK Positions, Inc. With our adoption of SFAS No. 160 on January 1, 2009, we reclassified minority interest from a separate classification in our consolidated balance sheets to classification as a component of equity.

INCOME TAX EXPENSE

          Income tax expense was $9,472 and $424 for the second quarter of 2009 and 2008, respectively. For the first six months of 2009 and 2008, income tax expense was $17,509 and $3,363 respectively. Income tax expense for prior periods reflects the impact of the change in accounting for the Convertible Notes due to the adoption of FSP APB 14-1. See Note 1 to the financial statements for additional details relating to the impact of the adoption of this new accounting pronouncement.

          Our effective tax rate for the first six months of 2009 was 35.3% as compared to 29.2% for the first six months of 2008. Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes and low-income housing tax credits.

          Our effective tax rate for the first six months of 2009 includes a benefit of approximately 1.5% associated with the recognition of certain foreign deferred tax assets. The effective tax rate includes a 0.7% benefit for the reduction in the valuation allowance for certain NCI related state net operating losses due to a change in the state rate applied to these losses. The effective tax rate for the first six months of 2009 was not impacted by the expiration of certain vested stock options.

          Our effective tax rate for the first six months of 2008 includes a benefit of approximately 3.8% associated with the recognition of certain foreign deferred tax assets. The effective tax rate for the six months of 2008 would have been 25.4% but was increased by approximately 3.8% due to the recognition of additional tax expense associated with the expiration of certain vested stock options.

LIQUIDITY AND CAPITAL RESOURCES

          Our cash position remains strong with a balance of $213,911 at June 30, 2009, of which $210,691 is unrestricted. Our total cash balance increased by $12,886, or 6% during the first six months of 2009.

          In a private placement transaction that closed on April 3, 2009, we sold 5,471,500 shares of common stock at a price of $11.00 per share for $60,187 in proceeds. On the same date, we also purchased 1,000,000 shares of common stock from our Chairman of the Board at a price of $11.00 per share. These transactions generated net cash of $49,187.

          During the first six months of 2009, we purchased servicing rights for $10,241. We also reduced our outstanding liabilities by:

•	Purchasing for $24,602 convertible notes with a face value of $25,910, reducing the face value of notes outstanding to $55,464;
•	Repaying $41,995 on our MSR financing facility due to amortization, reducing the balance outstanding to $55,992; and
•	Repaying $24,051 on our auction rate securities Investment Line due to amortization, reducing the balance outstanding to $176,668.

          Despite a credit environment that remains challenged, during the first six months of 2009 we have:

•	Renewed a $200,000 advance note in January;
•	Obtained $67,000 in new term advance financing in March;
•	Renewed our Investment Line in support of the auction rate securities through June 30, 2010 in April; and
•	Increased the maximum borrowing capacity of a $300,000 advance financing facility to $500,000 in May.

          By renewing and increasing advance facility notes before they entered their amortization period, we increased maximum borrowing capacity for match funded advances from $1,215,000 at December 31, 2008 to $1,415,000 at June 30, 2009. Combined with a reduction in advances and match funded advances of $165,699, we increased our unused advance borrowing capacity from $257,893 at December 31, 2008 to $653,118 at June 30, 2009. We believe that our prospects for advance financing have improved due to the inclusion of servicer advances in TALF which was announced by the Federal Reserve Bank of New York in February. TALF allows lenders to invest a relatively small amount of equity while borrowing the remainder from the Federal Reserve Bank at a modest spread over LIBOR, with a note term of up to three years for servicer advances. We are working on a TALF offering to replace an existing $165,000 term advance note prior to this note entering its amortization period in December 2009 and have secured noteholder consent to repay these notes on August 11, 2009.

          Plans to improve liquidity further in 2009 include continued reductions in advances and the sale of non-core assets. Although we cannot guarantee successful execution, management believes that these plans are sufficient to meet our liquidity requirements for the next twelve months. We are currently in compliance and expect to remain in compliance with all financial covenants. However, if our efforts to maintain liquidity are not successful, or if unanticipated market factors emerge, the result could have a material adverse impact upon our business, results of operations and financial position.

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

          Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speed affect the size of servicing advance balances. The number of delinquent loans comprised 18.6% of the total number of loans serviced at June 30, 2009. This compares to 17.2% at March 31, 2009 and 19% at December 31, 2008. The UPB of delinquent loans as a percentage of total UPB serviced continued its gradual trend upward to 27.5% at June 30, 2009 from 25.1% at March 31, 2009 and 24.3% at December 31, 2008. Prepayment speeds averaged 21% and 22% for the first and second quarters of 2009, respectively. This compares to 23% and 26% for the first and second quarters of 2008, respectively, and 25% for the fourth quarter of 2008.

          Management initiatives that we began in 2008 and that are designed to maximize the return to the loan investors have been further enhanced in 2009. The number of loan modifications is only marginally higher in the first half of 2009 than in the first half of 2008 because of our decision to pursue HAMP modifications for loans that we believed may be eligible for this program. The implementation of HAMP reduced the total number of modifications in the second quarter that would otherwise have been completed primarily due to the time needed to develop compliant guidelines and processes and the fact that the 90-day trial period in the HAMP is longer than the average trial period for non-HAMP modifications. We expect the number of completed HAMP modifications to accelerate and the combined number of HAMP and non-HAMP completed modifications to return to normal levels progressively during the third and fourth quarters of 2009. The reduction in the rate of loan modifications in the second quarter, as compared to the first quarter of 2009, reduced the rate of liquidity improvement somewhat by slowing the rate at which advances are declining. However, we believe that the rate at which advances decline will accelerate again in the third quarter as the loan modification rate increases from what we experienced during the second quarter.

          Our ability to finance servicing advances continues to be a significant factor that affects our liquidity. Three of our match funded advance facilities that are rated are subject to increases in the financing discount if deemed necessary by the rating agency in order to maintain the minimum rating required for the facility. While several rating agencies have adjusted their methodology for rating servicer advances and advance rates for newly issued notes appear to be somewhat lower than in the past, we do not expect this change to have a material affect on our liquidity. There is some risk that the advance rate on our existing notes could be reduced in order to maintain the required rating but to date this has not occurred. Our ability to continue to pledge collateral under each advance facility depends on the performance of the collateral. Currently, the majority of our collateral qualifies for financing under the advance facility to which it is pledged.

          Some of our existing debt covenants limit our ability to incur additional debt in relation to our equity and require that we maintain minimum levels of liquid assets, earnings and unused borrowing capacity. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our borrowing facilities. We are currently in compliance with these covenants and do not expect them to restrict our activities.

          Maximum borrowing capacity of the Servicing segment was $1,524,511 at June 30, 2009, an increase of $211,524 as compared to $1,312,987 at December 31, 2008. The increase in the total borrowing capacity of all segments during the first six months of 2009, excluding the Investment Line, was $196,063. The increase in Servicing segment borrowing capacity principally reflects the effect of two new facilities into which we entered in March 2009 and the expansion of an existing match funded facility from $300,000 to $500,000 in May 2009. One of the new facilities represented an advance in the form of zero-coupon bonds that we initially recorded at $45,373, net of a discount of $14,627. The other new facility is a $7,000 term note. Both facilities are secured by the pledge of advances. The maximum borrowing capacity of our match funded servicing advance facilities of $1,415,000 at June 30, 2009 was $200,000 greater than the maximum capacity of $1,215,000 at December 31, 2008.

          During the first half of 2008, our $355,000 senior secured credit facility was the only source of debt that was available to fund the purchase of residential MSRs, and this facility matured in August 2008. The facility included the option of an 18-month term note to finance MSRs. We exercised this option, and in August 2008, we repaid the borrowings under the facility that were secured by advances and converted our remaining borrowings that were secured by MSRs to a term note that matures in February 2010. Our borrowing to fund MSRs was $55,992 at June 30, 2009. The borrowing amount each month is limited to the lesser of a predetermined straight-line, eighteen-month amortization schedule or 65% of a third party appraisal value of the MSRs. Borrowing under this facility declined by $41,995 as compared to December 31, 2008.

          In the table below, we provide the amortization dates and maturity dates for each of our credit facilities as of June 30, 2009, excluding the Investment Line. The amortization date is the date on which the revolving period ends under our advance facilities and repayment of the outstanding balance must begin if the facility is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. After the amortization date, all collections that represent the repayment of advances that have been financed through that note must be applied to reduce the balance outstanding for that note, and any new advances under the securitizations pledged to the facility are ineligible to be financed, unless another note with available capacity exists in that facility. In order for us to maintain liquidity, borrowings under notes that have entered their amortization period and have not been renewed or are not covered by unused capacity within that facility must be repaid and the advances under the securitizations affected must be pledged to another facility.

          Our credit facilities, excluding the Investment Line term note, are summarized as follows at June 30, 2009:

	Amortization Date	Maturity	Maximum Borrowing Capacity (1)	Unused Borrowing Capacity	Balance Outstanding

Servicing:
Match funded liability (2)	Dec. 2009 (2)	Dec. 2014 – Nov. 2015	$465,000	$185,205	$279,795
Match funded liability (3)	Jan. 2010	Jan. 2019	200,000	76,378	123,622
Match funded liability	Dec. 2010	Dec 2013	250,000	71,258	178,742
Match funded liability (4)	May 2010	May 2011	500,000	320,277	179,723

			1,415,000	653,118	761,882

Secured credit agreement - Term note	Aug. 2008	Feb. 2010	55,992	—	55,992
Advance fee reimbursement (5)	Mar. 2010	Mar. 2014	46,519	—	46,519
Term note	Mar. 2014	Mar. 2014	7,000	—	7,000

			109,511	—	109,511

			1,524,511	653,118	871,393

Loans and Residuals:
Class A-1 Note	N/A	Apr. 2037	12,299	—	12,299

Corporate Items and Other:
Convertible notes	N/A	Aug. 2024	—	—	56,155
Capital securities	N/A	Aug. 2027	—	—	53,379

			—	—	109,534

Total borrowings			1,536,810	653,118	993,226
Basis adjustment (2)			—	—	3,141

			$1,536,810	$653,118	$996,367

(1)

Unused borrowing capacity is available for use only to the extent that there are assets that have been pledged as collateral to a facility but against which no funds have been drawn. With respect to our match funded facilities, all eligible advances had been pledged to a facility at June 30, 2009. As a result, none of our available borrowing capacity was readily available because we had no additional assets pledged as collateral but not drawn under our facilities.

(2)

The $165,000 fixed-rate term note issued in 2006 was carried on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established through the use of an interest rate swap. We terminated the related interest rate swap in February 2008 and began amortizing the basis adjustment to interest expense over the remaining term of the note. In June 2009, we received unanimous noteholder consent to repay this note early on August 11, 2009.

(3)

In January 2009, we renewed this facility early and extended the amortization date to January 2010. We secured AAA ratings from two rating agencies on this note in July 2009 as required in the renewal and in subsequent amendments.

(4)	On May 5, 2009, we negotiated an increase in the borrowing capacity under this facility to $500,000 and extended the amortization date by one year to May 4, 2010.
(5)

The advance is payable annually in five installments of $12,000. The advance does not carry a stated rate of interest. However, we are compensating the lender for the advance of funds by forgoing payment of fees due from the lender over the five-year term of the advance. Accordingly, we recorded the advance as a zero-coupon bond issued at an initial implied discount of $14,627.

          Certain of our credit facilities require that we maintain minimum liquidity levels or borrowing capacity As of June 30, 2009, we are in compliance with these requirements.

          We had an aggregate balance of $583,140 outstanding at June 30, 2009 under match funded financing facilities that are scheduled to enter their amortization period or reach their maturity date during the next twelve months.

          With the expectation that advance balances will decline into the future, we continue to pursue additional advance financing to provide the flexibility to acquire new servicing business. If the credit markets deteriorate, we may need to increase our advance financing capacity at a cost that is higher than under our current advance facilities. We will continue to work closely with current and prospective lenders as we monitor our operating results, financing capacity requirements and terms for advance funding available in the market. We are poised to take advantage of opportunities to increase financing at a reasonable cost or to act aggressively to ensure adequate liquidity if additional financing is needed and credit markets remain challenged.

          We have the following potential uses of cash:

•	Cash requirements to fund advances and the cash needs of our existing operations, including acquiring MSRs;
•	Retirement of our 3.25% Convertible Notes;
•

Repayment of the balance of the term note which finances our MSRs in the amount of $6,999 per month, or more if necessary, to prevent the borrowing balance from exceeding 65% of the appraised value of the MSRs;

•	Repayment of the Investment Line in the amount of $3,000 per month; and
•	Repayment of advance borrowing should the advance rate decline or the collateral become ineligible.

          Regarding our equity investment in BMS Holdings, we are under no obligation to provide additional funding.

          Significant uses of funds during the first six months of 2009 included the following:

•	Net repayments under match funded advance financing facilities of $195,226;
•	Repayments on the Investment Line term note of $24,051;
•	Reduction in servicer liabilities of $57,977;
•	Reduction in the MSR term note of $41,995;
•	Repurchase of $25,910 face amount of our 3.25% Convertible Notes for $24,602;
•	Purchases of MSRs of $10,241; and
•	Repurchase of 1,000,000 shares of outstanding common stock at a per-share price of $11.00.

          Significant sources of funds during the first six months of 2009 included the following:

•	$18,421 of net proceeds from lines of credit and other secured borrowings, including $67,000 under two new facilities;
•	Cash flows from operating activities, including net cash collections on advances and match funded advances of $164,979;
•	Distributions of $3,246 received from asset management entities; and
•	Proceeds of $60,187 from the sale of 5,471,500 shares of common stock at a per-share price of $11.00 in a private placement transaction.

          Our operating activities provided (used) $193,119 and $(152,252) of cash flows during the first six months of 2009 and 2008, respectively. The improvement in 2009 over 2008 primarily reflects a decline in net cash used by trading activities and a decline in the funding requirements of our Servicing operations.

          The operating funding requirements of our Servicing business are primarily reflected in the change in servicing advances and servicer liabilities which collectively provided $107,002 of net cash during the first six months of 2009. These same items used $20,979 of cash during the first six months of 2008. We collected net cash of $164,979 and $60,517 on advances and match funded advances during the first six months of 2009 and 2008, respectively. Servicer liabilities declined by $57,977 and $81,496 during the first six months of 2009 and 2008, respectively, due to lower collections.

          Trading activities provided (used) net cash of $2,000 and $(240,145) during the first six months of 2009 and 2008, respectively. Net cash used by trading activities during the first six months of 2008 primarily reflects our net cash investment in auction rate securities of $271,114 offset in part by the sale or maturity of CMOs and other short-term investment grade securities.

          Our investing activities provided (used) cash flows totaling $(6,387) and $12,091 during the first six months of 2009 and 2008, respectively. The increase in cash used in the first six months of 2009 over 2008 is primarily due to a $6,601 increase in purchases of MSRs. In addition, cash provided by investing activities during the first six months of 2008 included proceeds of $5,985 received from the sale of commercial MSRs. In the first six months of 2009, purchases of MSRs of $10,241 were partially offset by distributions of $3,246 that we received from our asset management entities. In the first six months of 2008, distributions of $8,950 received from the asset management entities and proceeds of $5,985 received from the sale of commercial MSRs exceeded purchases of residential MSRs of $3,640 and investments in asset management entities totaling $1,250.

          Our financing activities provided (used) cash flows of $(173,846) and $174,753 during the first six months of 2009 and 2008, respectively. The cash flows used by financing activities in the first six months of 2009 primarily reflect the $195,226 net repayment of match funded liabilities as a result of the decline in servicing advances. Repayments of $41,995 on the MSR term note, $24,051 on the Investment Line and $24,602 paid to repurchase $25,910 of our 3.25% Convertible Notes more than offset the net proceeds of $67,000 from two new secured borrowings. Cash flows from financing activities for the first six months of 2009 include $49,187 of net proceeds from sales and repurchases of our common stock. The cash flows provided by financing activities in the first six months of 2008 primarily reflect the $229,774 of net borrowing under the Investment Line used to invest in auction rate securities. This net borrowing was partially offset by the repayment of $44,229 of borrowings under match funded advance facilities and other secured borrowings and the payment of $10,797 to repurchase $14,545 of our 3.25% Convertible Notes.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

          We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include our Convertible Notes, Capital Trust Securities, lines of credit and other secured borrowings, the Investment Line term note and operating leases. See Note 21 to the Interim Consolidated Financial Statements for additional information regarding commitments and contingencies.

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

          Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk and foreign exchange rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 19 to our Interim Consolidated Financial Statements for additional information regarding derivatives.

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

          FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption of this FSP on January 1, 2009, we recognized a discount to reduce the carrying value of the 3.25% Convertible Notes and an offsetting increase to stockholders’ equity. The cumulative effect of adoption resulted in: (1) a reduction of retained earnings of $19,838 due to the retrospective accretion of the resulting debt discount to interest expense over the expected life of the notes; (2) adjustments to debt issue cost amortization and gains or losses recognized on previous redemptions; and (3) an increase in additional paid-in capital of $21,293. The adjustment to additional paid-in capital includes the recognized debt discount, adjusted for note redemptions, and the effect of deferred taxes, as well as net gains or losses attributable to redemptions of the equity component. Interest expense for the three and six months ended June 30, 2008 has been adjusted to include amortization of debt discount of $899 and $1,970, respectively, and a reduction in the amortization of debt issue costs of $32 and $71, respectively. Prospectively, the consolidated statement of operations will recognize non-cash interest expense over the remaining estimated life of the notes. The gain previously recognized on the redemption of debt securities during the quarter ended June 30, 2008 of $3,595 has been adjusted to reflect a loss of $86 on the debt component of the convertible notes in the statement of operations and a gain of $2,800 in additional paid in capital for the equity component.

          SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”. This statement removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. (“FIN”) FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities.” (FIN 46(R)) to QSPEs.

          This statement clarifies that the objective of paragraph 9 of SFAS No. 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This statement modifies the financial-components approach used in SFAS No. 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.

          This statement defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s). This statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.

          The provisions in SFAS No. 140 and SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of SFAS No. 140, as amended by this statement. If such a transfer does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor’s statement of financial position.

          We must adopt this statement as of January 1, 2010 and all reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, the disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this Statement. We are evaluating the potential impact of this statement.

          SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends FASB Interpretation (FIN) No. 46(R) to require an enterprise to perform ongoing periodic assessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics:

c.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

d.	The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

          In addition to reintroducing the concept of control into the determination of the primary beneficiary of a VIE, this statement makes numerous other amendments to FIN 46(R) to primarily reflect the elimination of the concept of a QSPE. This statement also amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a VIE. The additional disclosures required by this statement are included in Note 1—Principles of Consolidation.

          This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

          As disclosed in Note 1—Securitizations of Residential Mortgage Loans, we currently exclude certain securitization trusts from our consolidated financial statements because each is a QSPE. Once this statement becomes effective, we will be required to reevaluate these QSPEs to determine if we should include them in our consolidated financial statements. We are evaluating the potential impact of this statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

          Market risk includes liquidity risk, interest rate risk, prepayment risk and foreign currency exchange rate risk. Market risk also reflects the risk of declines in the valuation of trading securities, MSRs and in the value of the collateral underlying loans.

          We are exposed to liquidity risk primarily because of the highly variable daily cash requirements to support the Servicing business including the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. In general, we finance our operations through operating cash flows and various other sources of funding including match funded agreements, secured lines of credit and repurchase agreements. We believe that we have adequate financing for the next twelve months. On April 30, 2009, we were successful in negotiating a one-year extension of the Investment Line to June 30, 2010. However, because of the failed auctions, the market for auction rate securities is not currently liquid. In the event we need to liquidate our investment, we may not be able to do so without a loss of principal.

          We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or different bases, than our interest-earning assets or when financed assets are not interest-bearing. Our Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At June 30, 2009, we had total advances and match funded advances of $1,036,941.

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

June 30, 2009

Total borrowings outstanding (1)	$1,183,706
Fixed rate borrowings	334,824
Variable rate borrowings	848,882
Float balances (held in custodial accounts, excluded from our balance sheet)	385,100
Notional balance of interest rate caps	408,333

(1)	Borrowing amounts are exclusive of any related discount or basis adjustment.

          We report float earnings, which totaled $3,040 for the first six months of 2009, as a component of servicing and subservicing fees.

          Our balance sheet at June 30, 2009 included interest-earning assets totaling $411,703 including $60,688 of interest-earning cash accounts $243,285 of auction rate securities, $43,090 of debt service accounts, $39,726 of loans held for resale and $7,623 of interest-earning collateral accounts.

          Interest rates, prepayment speeds and the payment performance of the loans significantly affect both our initial and ongoing valuations of and the rate of amortization of MSRs. As of June 30, 2009, the carrying value and estimated fair value of our residential mortgage servicing rights were $132,729 and $138,427, respectively.

          We face little market risk with regard to our advances and match funded advances on loans serviced for others. This is because we are obligated to fund advances only to the extent that we believe that they are recoverable and because advances generally are the first obligations to be satisfied when a securitization trust disburses funds. We are indirectly exposed to interest risk by our funding of advances because advances bear no interest, and approximately 79% of our total advances and match funded advances are funded through borrowings, most of which are variable rate debt.

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

Impact of Changes in Interest Rates on the Net Value of Interest Rate-Sensitive Financial Instruments

          We perform an interest rate sensitivity analysis of our portfolio of MSRs every quarter. We currently estimate that the fair value of the portfolio decreases or increases by approximately 5.7% or 5.2%, respectively for every 50 basis point increase or decrease in interest rates. This sensitivity analysis is limited in that it is performed at a particular point in time; only contemplates certain movements in interest rates; does not incorporate changes in interest rate volatility; is subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and does not incorporate other factors that would impact our overall financial performance in such scenarios. We carry MSRs at the lower of amortized cost or fair value by strata. To the extent that fair value declines below amortized cost, we record an impairment charge to earnings and establish a valuation allowance. A subsequent increase in fair value could result in the recovery of some or all of a previously established valuation allowance. However, an increase in fair value of a particular stratum above its amortized cost would not be reflected in current earnings. For these reasons, this interest rate sensitivity estimate should not be viewed as an earnings forecast.

          Our Investment Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. At June 30, 2009, we had interest rate caps with a notional amount of $250,000 to protect us against the effects of rising interest rates related to a variable-rate match funded note issued in December 2007 and $158,333 to protect us against the effects of rising interest rates on a variable-rate match funded note that was renewed on February 2008. We also sold short foreign currency futures with a notional amount of $10,172 to hedge against the foreign exchange rate risk represented by our investment in BOK. See Note 19 to our Interim Consolidated Financial Statements for additional information regarding our management of interest rate and foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to OCN, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by OCN in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer or chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Note 21, Commitments and Contingencies” of the Interim Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

We include a discussion of the principal risks and uncertainties that affect or could affect our business operations under Item 1A on pages 11 through 15 of our Annual Report on Form 10-K for the year ended December 31, 2008. In connection with the Separation, we have added the following risk factors:

Risks Related to Ocwen

          We are exposed to market risk, including, among other things, liquidity risk, prepayment risk and foreign currency exchange risk. We are exposed to liquidity risk primarily because of the high variable daily cash requirements to support our servicing business including the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. In general, we finance our operations through operating cash flows and various other sources of funding including match funded agreements, secured lines of credit and repurchase agreements. Because of the failed auctions, the market for auction rate securities is not currently liquid. In the event we need to liquidate our investment, we may not be able to do so without a loss of capital.

          We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or different bases, that our interest earning assets or when financed assets are not interest-bearing. Our servicing business is characterized by non-interest earning assets financed by interest bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At June 30, 2009, we had total advances and match funded advances of $1,036,941. We are also exposed to interest rate risk because a portion of our outstanding debt is variable rate. Rising interest rates may increase our interest expense. Nevertheless, earnings on float balances (assets) partially offset this variability. We have also entered into interest rate caps to hedge our exposure to rising interest rates on a $250,000 match funded advance facility and on a $200,000 match funded advance facility that both have variable rates of interest.

          We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in Canada, Uruguay and India expose us to foreign currency exchange rate risk, but we consider this risk insignificant. We have entered into foreign currency futures contracts to hedge the value of our net investment in BOK against changes in the value of the Euro against the U.S. dollar.

          We may not realize all of the anticipated benefits of potential future acquisitions. Our ability to realize the anticipated benefits of potential future acquisitions of assets and/or companies will depend, in part, on our ability to scale-up to appropriately service any such assets and/or integrate the businesses of such acquired companies with our business. The process of acquiring assets and/or companies may disrupt our business, and may not result in the full benefits expected. The risks associated with acquisitions include, among others:

•	coordinating market functions;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	retaining key employees; and

•	the diversion of management’s attention from ongoing business concerns.

          There is no assurance that we will realize the full benefits anticipated for any future acquisitions, or that we will be able to consummate any future acquisitions.

          Because of certain provisions of our organizational documents, takeovers may be more difficult possibly preventing you from obtaining an optimal share price. Our amended and restated articles of incorporation provide that the total number of shares of all classes of capital stock that we have authority to issue is 220 million, of which 200 million are common shares and 20 million are preferred shares. Our board of directors has the authority, without a vote of the shareholders, to establish the preferences and rights of any preferred or other class or series of shares to be issued and to issue such shares. The issuance of preferred shares could delay or prevent a change in control. Since our board of directors has the power to establish the preferences and rights of the preferred shares without a shareholder vote, our board of directors may give the holders of preferred shares preferences, powers and rights, including voting rights, senior to the rights of holders of our common shares.

          Future legislative changes and other actions and changes may adversely affect future incremental revenues. Under government programs such as the Home Affordable Modification Program (“HAMP”), a participating servicer may be entitled to receive financial incentives in connection with any modification plans it enters into with eligible borrowers and subsequent “pay for success” fees to the extent that a borrower remains current in any agreed upon loan modification. Changes in current legislative actions regarding such loan modification and refinance programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, and changes in the requirements necessary to qualify for refinancing mortgage loans may impact the future extent to which we participate in and receive financial benefits from such programs and may have a material effect on our business. Additionally, the U.S. Congress and/or various states and local legislators may enact additional legislation or regulatory action designed to address the current economic crisis or for other purposes that could have an effect on the execution of our business strategies. To the extent we participate in the HAMP, there is no guarantee as to the continued expectation of future incremental revenues.

Risks Related to Ownership of Our Common Shares

          Our common share price may experience substantial volatility, which may affect your ability to sell our common shares at an advantageous price. The market price of our common shares has been and may continue to be volatile. For example, the closing market price of our common shares on the New York Stock Exchange has fluctuated during the past twelve months between $5.27 per share and $14.56 per share and may continue to fluctuate. Therefore, the volatility may affect your ability to sell our common shares at an advantageous price. Market price fluctuations in our common shares may be due to acquisitions, dispositions, the spin-off of Altisource or other material public announcements along with a variety of additional factors including, without limitation, those set forth under “Risk Factors” and “Forward-Looking Statements.” In addition, the stock markets in general, including the New York Stock Exchange, recently have experienced extreme price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often has been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the market prices of our common shares.

          Shares of our common stock are relatively illiquid. As of June 30, 2009, we had 67,512,096 shares of common stock outstanding. As of that date, approximately 36% of our common shares were held by our officers and directors and their affiliates and another approximately 21% of our common shares were held by three investors. As a result of our relatively small public float, our common stock may be less liquid than the common stock of companies with broader public ownership. The trading of a relatively small volume of our common stock may have a greater impact on the trading price of our common stock than would be the case if our public float were larger.

          There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock. We are not restricted from issuing additional shares of our common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.

           We have currently outstanding approximately $56,000 aggregate principal amount of 3.25% contingent convertible senior unsecured notes due 2024. In addition, we may issue additional shares of common stock in satisfaction of our make-whole obligations relating to our 3.25% contingent convertible senior unsecured notes due 2024. The issuance of additional shares of our common stock in this offering, upon conversion of the 3.25% contingent convertible senior unsecured notes due 2024, or other issuances of our common stock or convertible or other equity linked securities, including options, and warrants, or otherwise, will dilute the ownership interest of our common stockholders.

          Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

Risks Relating to the Altisource Spin-off

          We could have conflicts with Altisource, and our Chief Executive Officer and Chairman of the Board, and other officers and directors, could have conflicts of interest due to their relationships with Ocwen and Altisource, which may be resolved in a manner adverse to us. Conflicts may arise between Ocwen and Altisource as a result of our ongoing agreements and the nature of our respective businesses. Among other things, we will become a party to a variety of agreements with Altisource in connection with the spin-off and we may enter into further agreements with Altisource after the spin-off. Certain of our executive officers and directors may be subject to conflicts of interest with respect to such agreements and other matters due to their relationships with Altisource.

          William C. Erbey, who will remain our Chief Executive Officer and Chairman of the Board, will become Altisource’s non-executive Chairman of the Board as a result of the spin-off. As a result, he has obligations to us as well as to Altisource and may potentially have conflicts of interest with respect to matters potentially or actually involving or affecting Altisource and us.

          Mr. Erbey will own substantial amounts of Altisource common stock and stock options because of his relationships with Altisource. This ownership could create or appear to create potential conflicts of interest when our Chairman of the Board is faced with decisions that involve Ocwen, Altisource or any of their respective subsidiaries.

          Matters that could give rise to conflicts between Altisource and us include, among other things:

•

our ongoing and future relationships with Altisource, including related party agreements and other arrangements with respect to the administration of tax matters, employee benefits, indemnification and other matters;

•	the quality and pricing of services that Altisource has agreed to provide to us or that we have agreed to provide to Altisource and
•	any competitive actions by Altisource.

          We will also seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with Altisource and through oversight by independent members of our Board of Directors. There can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with Altisource or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party.

          The tax liability to Ocwen as a result of the spin-off could be substantial. In the pre-spin-off restructuring, any assets that are transferred to Altisource Portfolio Solutions S.A. or non-U.S. subsidiaries will be taxable pursuant to Section 367(a) of the Internal Revenue Code (Code), or other applicable provisions of the Code and Treasury regulations. Taxable gains not recognized in the restructuring will generally be recognized pursuant to the spin-off itself under Section 367(b). The taxable gain recognized by Ocwen attributable to the transfer of assets to Altisource will equal the excess of the fair market value of each asset transferred over Ocwen’s basis in such asset. Ocwen’s basis in some assets transferred to Altisource may be low or zero which may result in a substantial tax liability to Ocwen. In addition, the amount of taxable gain will be based on a determination of the fair market value of Ocwen’s transferred assets. The determination of fair market values of non-publicly traded assets is subjective and could be subject to closing date adjustments or future challenge by the Internal Revenue Service (IRS), which could result in an increased United States federal income tax liability to Ocwen.

          New prospective tax regulations, if held applicable to the spin-off, could materially increase tax costs to Ocwen. On June 10, 2009, the IRS issued new regulations under Section 7874 of the Code. The IRS further indicated that it intends to issue additional regulations with respect to transactions where a U.S. corporation contributes assets, including subsidiary equity interests, to a foreign corporation and distributes the shares of such corporation, as in the Separation. Our understanding of the IRS’s plans regarding these forthcoming regulations is that they would apply to the spin-off only if the value of assets held by Ocwen’s corporate or partnership subsidiary entities (either currently, or those that were distributed from such entities as part of the plan encompassing the spin-off) exceeds, in the aggregate, 60% of the value of Altisource when contributed to Altisource. It is not certain, however, what these regulations will provide for once adopted. Prior to completing the spin-off, Ocwen’s board of directors will require Ocwen and Altisource to receive a valuation from an independent valuation firm that will enable the Company to determine whether the value of these assets is less than 60% of the value of Altisource. Because we believe the value of these assets does not exceed the 60% threshold, as we expect to be confirmed by information we derive from the independent valuation, we do not believe that Code Section 7874 applies to the spin-off. The independent valuation is not binding on the IRS. If the IRS were to successfully challenge this valuation, and find that the value of these assets exceeds 60% of the value of Altisource, then Ocwen would not be permitted to offset gain recognized on the transfer of these assets to Altisource with net operating losses, tax credits or other tax attributes. This could materially increase the tax cost to Ocwen of the spin-off.

          The Altisource spin-off will initially reduce our market value and balance sheet and may impact our ability to obtain or maintain financing. The Altisource spin-off will initially reduce our market value and balance sheet. There can be no assurances regarding whether or to what extent the Altisource spin-off or these factors may be viewed by our current or potential lenders or other counterparties as negatively impacting our ability to obtain, maintain or renew financings, credit agreements, guaranties or other contractual relationships.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At our Annual Meeting of Shareholders held on May 6, 2009, the following individuals were elected to the Board of Directors of OCN:

	Votes For	Votes Withheld

William C. Erbey	59,602,018	566,713
Ronald M. Faris	59,941,351	227,380
Martha C. Goss	59,960,774	207,957
Ronald J. Korn	57,979,329	2,189,402
William H. Lacy	57,961,493	2,207,238
David B. Reiner	59,947,581	221,150
Barry N. Wish	55,008,694	5,160,037

          Ratification of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2009 was also voted on and approved by the shareholders as follows:

Votes for	60,003,164
Votes against	157,270
Abstentions	8,296

ITEM 6. EXHIBITS

(3)	Exhibits.

	3.1	Amended and Restated Articles of Incorporation (1)
	3.2	Amended and Restated Bylaws (2)
	4.0	Form of Certificate of Common Stock (1)
	4.1	Certificate of Trust of Ocwen Capital Trust I (3)
	4.2	Amended and Restated Declaration of Trust of Ocwen Capital Trust I (3)
	4.3	Form of Capital Security of Ocwen Capital Trust I (included in Exhibit 4.4) (3)
	4.4	Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (3)
	4.5	Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (included in Exhibit 4.6) (3)
	4.6	Form of Guarantee of OCN relating to the Capital Securities of Ocwen Capital Trust I (3)
	4.7	Indenture dated as of July 28, 2004, between OCN and the Bank of New York Trust Company, N.A., as trustee (4)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

OCWEN FINANCIAL CORPORATION

Date: August 4, 2009	By:	/s/ David J. Gunter

David J. Gunter,
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as its principal financial officer)