Form 10-Q
period 2009-09-30
OCWEN FINANCIAL CORP
filed 2009-11-09
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of October 30, 2009: 99,835,097 shares.

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

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30, 2009	December 31, 2008

		(As Adjusted)
Assets
Cash	$195,854	$201,025
Trading securities, at fair value
Auction rate	250,099	239,301
Subordinates and residuals	4,417	4,369
Loans held for resale, at lower of cost or fair value	36,618	49,918
Advances	131,360	102,085
Match funded advances	879,444	1,100,555
Mortgage servicing rights	124,989	139,500
Receivables, net	33,135	42,798
Deferred tax assets, net	129,116	175,145
Intangibles, including goodwill	—	46,227
Premises and equipment, net	3,954	12,926
Investments in unconsolidated entities	18,764	25,663
Other assets	67,303	97,588

Total assets	$1,875,053	$2,237,100

Liabilities and Equity
Liabilities
Match funded liabilities	$529,779	$961,939
Lines of credit and other secured borrowings	54,665	116,870
Investment line	167,168	200,719
Servicer liabilities	59,457	135,751
Debt securities	109,814	133,367
Income taxes payable, net	18,940	—
Other liabilities	77,770	78,813

Total liabilities	1,017,593	1,627,459

Commitments and Contingencies (Note 24)

Equity
Ocwen Financial Corporation stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 99,835,097 and 62,716,530 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	998	627
Additional paid-in capital	458,822	201,831
Retained earnings	395,809	404,901
Accumulated other comprehensive income, net of income taxes	1,569	1,876

Total Ocwen Financial Corporation stockholders’ equity	857,198	609,235
Non-controlling interest in subsidiaries	262	406

Total equity	857,460	609,641

Total liabilities and equity	$1,875,053	$2,237,100

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

For the periods ended September 30,	Three months		Nine months

	2009	2008	2009	2008

		(As Adjusted)		(As Adjusted)

Revenue
Servicing and subservicing fees	$57,534	$91,298	$201,832	$290,200
Process management fees	23,735	27,453	97,513	81,794
Other revenues	2,083	2,510	7,776	8,743

Total revenue	83,352	121,261	307,121	380,737

Operating expenses
Compensation and benefits	18,959	33,727	74,758	96,567
Amortization of servicing rights	7,159	12,106	25,743	40,712
Servicing and origination	7,804	11,540	36,277	37,589
Technology and communications	4,206	6,022	13,495	17,713
Professional services	6,378	5,973	21,772	27,058
Occupancy and equipment	4,192	5,131	15,056	17,471
Other operating expenses	4,675	2,959	11,188	9,689

Total operating expenses	53,373	77,458	198,289	246,799

Income from operations	29,979	43,803	108,832	133,938

Other income (expense)
Interest income	1,992	3,448	6,411	11,492
Interest expense	(16,145)	(19,334)	(50,108)	(66,513)
Gain (loss) on trading securities	8,291	(621)	13,346	(22,366)
Gain (loss) on debt redemption	1,600	—	2,134	(86)
Loss on loans held for resale, net	(1,242)	(674)	(8,783)	(11,112)
Equity in losses of unconsolidated entities	(1,059)	(2,928)	(1,608)	(10,628)
Other, net	42	(284)	2,843	214

Other expense, net	(6,521)	(20,393)	(35,765)	(98,999)

Income from continuing operations before income taxes	23,458	23,410	73,067	34,939
Income tax expense	65,294	8,330	82,803	11,693

Income (loss) from continuing operations	(41,836)	15,080	(9,736)	23,246
Income (loss) from discontinued operations, net of income taxes	(231)	(186)	633	(5,572)

Net income (loss)	(42,067)	14,894	(9,103)	17,674
Net loss (income) attributable to non-controlling interest in subsidiaries	36	82	11	(143)

Net income (loss) attributable to Ocwen Financial Corporation (OCN)	$(42,031)	$14,976	$(9,092)	$17,531

Basic earnings per share
Income from continuing operations attributable to OCN common shareholders	$(0.51)	$0.24	$(0.14)	$0.37
Income (loss) from discontinued operations attributable to OCN common shareholders	—	—	0.01	(0.09)

Net income (loss) attributable to OCN common shareholders	$(0.51)	$0.24	$(0.13)	$0.28

Diluted earnings per share
Income from continuing operations attributable to OCN common shareholders	$(0.51)	$0.23	$(0.14)	$0.37
Income (loss) from discontinued operations attributable to OCN common shareholders	—	—	0.01	(0.09)

Net income (loss) attributable to OCN common shareholders	$(0.51)	$0.23	$(0.13)	$0.28

Weighted average common shares outstanding
Basic	82,614,456	62,715,551	70,966,393	62,655,655
Diluted	82,614,456	69,750,889	70,966,393	62,897,271

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

For the periods ended September 30,	Three months		Nine months

	2009	2008	2009	2008

		(As Adjusted)		(As Adjusted)

Net income (loss)	$(42,067)	$14,894	$(9,103)	$17,674

Other comprehensive income, net of income taxes:

Change in unrealized foreign currency translation adjustment (1)	(80)	(88)	(307)	456

Change in deferred loss on cash flow hedge arising during the period (2)	—	—	—	(194)
Reclassification adjustment for loss on cash flow hedge included in net income (3)	—	—	—	345

Net change in deferred loss on cash flow hedge	—	—	—	151

	(80)	(88)	(307)	607

Comprehensive income (loss)	(42,147)	14,806	(9,410)	18,281

Comprehensive loss (income) attributable to non-controlling interest in subsidiaries	47	148	144	(145)

Comprehensive income (loss) attributable to OCN	$(42,100)	$14,954	$(9,266)	$18,136

(1)

Net of income tax benefit (expense) of $47 and $63 for the three months ended September 30, 2009 and 2008, respectively, and $180 and $(268) for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Net of income tax expense of $114 for the nine months ended September 30, 2008.

(3)	Net of income tax expense of $202 for the nine months ended September 30, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Dollars in thousands, except share data)

	OCN Shareholders

					Accumulated Other Comprehensive Income, Net of Taxes

						Non- controlling interest in subsidiaries
	Common Stock		Additional Paid-in Capital	Retained Earnings

	Shares	Amount					Total

Balance at December 31, 2008 (As Adjusted – See Note 3)	62,716,530	$627	$201,831	$404,901	$1,876	$406	$609,641
Net loss	—	—	—	(9,092)	—	(11)	(9,103)
Net assets distributed in connection with the spin-off of Altisource Portfolio Solutions S.A. (formerly Ocwen Solutions) (Note 2)	—	—	(71,448)	—	—	—	(71,448)
Issuance of common stock	37,671,500	377	334,790	—	—	—	335,167
Repurchase of common stock	(1,000,000)	(10)	(10,990)	—	—	—	(11,000)
Repurchase of 3.25% Convertible Notes	—	—	(4)	—	—	—	(4)
Issuance of common stock awards to employees	29,907	—	(138)	—	—	—	(138)
Exercise of common stock options	405,013	4	2,964	—	—	—	2,968
Excess tax benefits related to share-based awards	—	—	362	—	—	—	362
Employee compensation – Share-based awards	—	—	1,373	—	—	—	1,373
Directors’ compensation – Common stock	12,147	—	82	—	—	—	82
Other comprehensive loss, net of income taxes	—	—	—	—	(307)	(133)	(440)

Balance at September 30, 2009	99,835,097	$998	$458,822	$395,809	$1,569	$262	$857,460

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the nine months ended September 30,

	2009	2008

		(As Adjusted)
Cash flows from operating activities
Net income (loss)	$(9,103)	$17,674
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of mortgage servicing rights	25,743	40,712
Premium amortization and discount accretion	1,735	2,924
Depreciation and other amortization	6,025	9,599
Provision for bad debts	1,138	872
Provision for (reversal of) impairment of mortgage servicing assets	(374)	1,401
Provision for (reversal of) impairment of discontinued operations	(1,227)	4,980
Loss (gain) on trading securities	(13,346)	22,366
Loss on loans held for resale, net	8,783	11,112
Equity in losses of unconsolidated entities	1,608	10,628
Loss (gain) on debt redemption	(2,134)	86
Excess tax benefits related to share-based awards	(362)	(3)
Net cash provided (used) by trading activities	2,500	(238,303)
Net cash provided by loans held for resale activities	3,605	5,641
Decrease in advances and match funded advances	187,669	207,405
Decrease in deferred tax assets	44,325	4,974
Decrease in receivables and other assets, net	27,222	19,780
Decrease in servicer liabilities	(76,294)	(94,187)
Increase (decrease) in other liabilities	23,012	(10,241)
Other, net	(996)	3,808

Net cash provided by operating activities	229,529	21,228

Cash flows from investing activities
Purchase of mortgage servicing rights	(10,241)	(3,638)
Proceeds from the sale of mortgage servicing rights	—	5,985
Distributions of capital from unconsolidated entities	4,496	32,748
Investment in unconsolidated entities	(62)	(1,250)
Additions to premises and equipment	(3,429)	(4,566)
Proceeds from sales of real estate	1,689	6,003
Other	396	154

Net cash provided (used) by investing activities	(7,151)	35,436

Cash flows from financing activities
Distribution of cash in connection with the spin-off of Altisource Portfolio Solutions S.A. (formerly Ocwen Solutions) (Note 2)	(20,028)	—
Repayment of match funded liabilities, net	(427,328)	(17,313)
Repayment of lines of credit and other secured borrowings, net	(49,870)	(195,717)
Proceeds from investment line	—	299,964
Repayment of investment line	(33,551)	(84,744)
Repurchase of debt securities	(24,612)	(10,797)
Exercise of common stock options	2,587	3
Repurchase of common stock	(11,000)	—
Issuance of common stock	335,167	—
Excess tax benefits related to share-based awards	362	3
Proceeds from sale of mortgage servicing rights accounted for as a financing	724	—

Net cash used by financing activities	(227,549)	(8,601)

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollars in thousands)

	For the nine months ended September 30,

	2009	2008

Net increase (decrease) in cash	(5,171)	48,063
Cash at beginning of period	201,025	114,243

Cash at end of period	$195,854	$162,306

Supplemental disclosure of non-cash investing and financing activities:
Net assets distributed in connection with the spin-off of Altisource Portfolio Solutions S.A. (formerly Ocwen Solutions), excluding cash (Note 2)	$51,420	—

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Dollars in thousands, except share data)

Note 1	Summary of Significant Accounting Policies

Organization

          Ocwen Financial Corporation (NYSE: OCN) (Ocwen or OCN), through its subsidiaries, is a leading provider of residential and commercial mortgage loan servicing, special servicing and asset management services. Ocwen is headquartered in West Palm Beach, Florida with offices in California, the District of Columbia, Florida, Georgia and New York and global operations in India and Uruguay.

          At September 30, 2009, OCN owned all of the outstanding stock of its primary subsidiaries: Ocwen Loan Servicing, LLC (OLS); Ocwen Financial Solutions, Private Limited (OFSPL); and Investors Mortgage Insurance Holding Company. OCN owns 70% of Global Servicing Solutions, LLC (GSS) with the remaining 30% minority interest held by ML IBK Positions, Inc.

          OCN also holds a 45% interest in BMS Holdings, Inc. (BMS Holdings), a 25% interest in Ocwen Structured Investments, LLC (OSI) and approximately a 25% interest in Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO).

          On August 10, 2009, we completed the previously announced distribution of our Ocwen Solutions line of business, except for BMS Holdings and GSS, via the spin-off of a separate publicly-traded company, Altisource Portfolio Solutions S.A. (NASDAQ:ASPS) (Altisource). See Note 2.

Basis of Presentation

          Certain amounts included in our 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation, including retrospective application of new accounting pronouncements adopted January 1, 2009. See Note 3 for information regarding our adoption of recent accounting pronouncements.

          The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2009. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

          The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly significant in the near or medium term relate to our determination of the valuation of securities, loans held for resale, mortgage servicing rights (MSRs) and deferred tax assets.

Principles of Consolidation

Securitizations or Asset Backed Financing Arrangements

          OCN or its subsidiaries have been the transferor in connection with a number of securitizations or asset-backed financing arrangements. As of September 30, 2009, we have continuing involvement with the financial assets of eleven of these securitizations or asset-backed financing arrangements. We have aggregated these securitizations or asset-backed financing arrangements into two groups: (1) securitizations of residential mortgage loans that were accounted for as sales and (2) financings of advances on loans serviced for others that were accounted for as secured borrowings.

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

For the periods ended September 30	Three months		Nine months

	2009	2008	2009	2008

Total cash received on beneficial interests held	$407	$583	$1,840	$2,546
Total servicing and subservicing fee revenues	1,000	1,328	3,415	4,326

	As of

	September 30, 2009	December 31, 2008

Total collateral balance	$629,194	$740,477
Non-performing collateral (1)	214,481	219,613
Total certificate balance	628,454	740,121
Total servicing advances	23,929	30,683
Total beneficial interests held at fair value (2)	2,095	2,216
Total mortgage servicing rights at amortized cost	1,773	2,066

(1)	Non-performing collateral includes loans past due 90 days or more, loans in foreclosure, loans in bankruptcy and foreclosed real estate.

(2)

Includes investments in subordinate and residual securities that we retained in connection with the loan securitization transactions completed in prior years (primarily 2006). These retained interests had a fair value of $90 and $167 at September 30, 2009 and December 31, 2008, respectively.

          We have no obligation to provide financial support to the trusts and have provided no such support. Our exposure to loss as a result of our continuing involvement in the trusts is limited to the carrying values of our investments in the residual and subordinate securities of the trusts, our mortgage servicing rights that are related to the trusts and our advances to the trusts. We consider the probability of loss arising from our advances to be remote because of their position ahead of most of the other liabilities of the trusts. See Notes 6, 7, 8 and 9 for additional information regarding trading securities, advances, match funded advances and mortgage servicing rights.

Match Funded Advances on Loans Serviced for Others

          Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to special purpose entities (SPEs) in exchange for cash. These four SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of four advance facility agreements. These transfers do not qualify for sales accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred advances on our balance sheet as match funded advances and the related liabilities as match funded liabilities. Collections on the advances pledged to the special purpose entities are used to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment by one of the entities, Ocwen Servicer Advance Funding (Wachovia), LLC (OSAFW), of its obligations under the securitization documents. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period in May 2010. As of September 30, 2009, OSAFW had notes outstanding of $109,668. The following table summarizes the assets and liabilities of the four special purpose entities formed in connection with our match funded advance facilities:

	September 30, 2009	December 31, 2008

Total assets	$922,281	$1,122,404
Match funded advances	879,444	1,100,555
Total liabilities	596,238	994,244
Match funded liabilities	529,779	961,939

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

          We record a charge to earnings to the extent that advances are uncollectible under the provisions of each servicing contract taking into consideration historical loss and delinquency experience, length of delinquency and the amount of the advance. However, we are generally only obligated to advance funds to the extent that we believe the advances are recoverable from expected proceeds from the loan. We assess collectibility using proprietary cash flow projection models which incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, time to a foreclosure sale, estimated costs of foreclosure action, future property tax payments and the value of the underlying property net of carrying costs, commissions and closing costs.

Note 2	Altisource (formerly Ocwen Solutions) Separation Transaction

          On August 10, 2009, we completed the separation of Altisource by distributing all of the shares of Altisource common stock to OCN’s shareholders of record as of August 4, 2009 (the Separation). Altisource consists of the operations of our former Ocwen Solutions line of business and related assets comprising the Mortgage Services, Financial Services and Technology Products segments except for BMS Holdings and GSS. OCN shareholders received a tax-free pro rata distribution of one share of Altisource common stock for every three shares of OCN common stock held and received cash in lieu of fractional shares.

          As a consequence of the Separation and related transactions, Ocwen will incur income taxes to the extent that the fair market value of Altisource assets exceeded Ocwen’s tax basis in such assets in accordance with Section 367 of the Internal Revenue Code. Ocwen has recognized $50,631 of income tax expense, of which $26,371 is current expense and $24,260 is deferred expense. Additional disclosure of the impact of the Separation on our deferred tax assets is included in Note 19.

          For accounting purposes, we eliminated the assets and liabilities of Altisource from our consolidated balance sheet effective at the close of business on August 9, 2009. Beginning August 10, 2009, the operating results of Altisource are no longer included in our operating results. We do not report the historical operating results of Altisource as a discontinued operation because of the significance of the continuing involvement between Altisource and OCN under the long-term services agreements described in Note 23. Accordingly, for periods prior to August 10, 2009, the historical operating results of Altisource continue to be included in continuing operations.

          In connection with the Separation, we recognized $520 and $3,501 of advisory expenses for the three and nine months ended September 30, 2009, respectively.

          A summary of the carrying values of the net assets that we transferred to Altisource in the Separation is as follows:

Assets:
Cash	$20,028
Receivables	13,592
Goodwill and intangibles, net	45,794
Premises and equipment, net	8,615
Other assets	2,179

90,208

Liabilities
Deferred tax liability	2,473
Accrued expenses and other liabilities	16,287

18,760

Reduction in Additional paid-in capital	$71,448

          OCN stock options outstanding under Ocwen’s various equity compensation plans have been adjusted to reflect the value of Altisource stock distributed to OCN shareholders. At the date of the Separation, all holders of OCN stock awards, including Altisource employees and those who remained with Ocwen after the Separation, received the following:

•

New Altisource stock options (issued by Altisource) to acquire the number of shares of Altisource common stock equal to the product of (a) the number of OCN stock options held on the date of the Separation and (b) the distribution ratio of one share of Altisource common stock for every three shares of OCN common stock; and

•	Adjusted OCN stock options for the same number of shares of OCN common stock with a reduced exercise price per stock option.

          We determined the exercise price of the new Altisource options and the adjusted OCN options based on the exercise price ratio. We calculated the exercise price ratio for each individual stock option based on the ratio of the grant-date exercise price of the individual stock option to the trading value of the OCN stock immediately prior to the Separation. We then applied this exercise price ratio to the trading value of the OCN stock and the Altisource stock on the date the Altisource stock began regular-way trading on the NASDAQ market to determine the exercise price of the new Altisource stock option and the adjusted OCN stock option.

          Similarly, each holder of OCN restricted stock retained his or her unvested shares and received one unvested Altisource restricted stock share for every three OCN unvested shares held.

          Consequently, the fair value of the adjusted OCN stock award and the new Altisource stock award immediately following the Separation was equivalent to the fair value of such OCN stock award immediately prior to the Separation.

          As of September 30, 2009, the following OCN stock incentive awards were outstanding:

	OCN Stock Options	OCN Restricted Stock

Held by current and former OCN employees	7,092,220	7,484
Held by Altisource employees	2,203,097	2,381

Total	9,295,317	9,865

          In addition, as of September 30, 2009, our current and former employees held 2,380,784 options to purchase Altisource common stock.

          We are responsible for fulfilling all stock incentive awards related to OCN common stock, and Altisource is responsible for fulfilling all stock incentive awards related to Altisource common stock regardless of whether such stock incentive awards are held by our or Altisource’s employees. Notwithstanding the foregoing, based on the requirements of SFAS 123(R), our stock-based compensation expense, resulting from awards outstanding at the Separation date, is based on the stock incentive awards held by our employees regardless of whether such awards were issued by OCN or Altisource. Accordingly, stock-based compensation that we recognize as expense with respect to Altisource stock incentive awards is included in “Additional paid-in capital” on our Consolidated Balance Sheet.

Note 3	Recent Accounting Pronouncements

          In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This establishes the FASB Accounting Standards Codification (ASC) as the only source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, with the exception of Statements of Financial Accounting Standards not yet included in the Codification. We adopted the FASB ASC as required for the period ended September 30, 2009.

          ASC 820, Fair Value Measures. In April 2009, the FASB issued FASB FSP FAS 157-4 (Codified within ASC 820) which provides additional guidance for estimating fair value when the level of activity for the asset or liability has significantly decreased. The standard is effective for interim and annual reporting periods ending after June 15, 2009. Our initial adoption of this standard during the second quarter of 2009 did not have a material effect on our consolidated financial statements.

          ASC 805, Business Combinations. The FASB issued SFAS No. 141R (Codified within ASC 805) which modifies certain elements of the acquisition method of accounting used for all business combinations. The statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at the full amounts of their fair values, with limited exceptions specified in the statement. If the business combination is achieved in stages (a step acquisition), an acquirer is also required to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. The statement requires the acquirer to recognize restructuring and acquisition costs separately from the business combination. The statement also requires the disclosure of information necessary to understand the nature and effect of the business combination. The adoption of this standard on January 1, 2009 did not have an impact on our consolidated balance sheets or statements of operations.

          ASC 810, Consolidations. The FASB issued SFAS No. 160 (Codified within ASC 810) on December 4, 2007. The statement establishes new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest is included in consolidated net income on the face of the income statement. The statement clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, this statement requires that a parent recognize a gain or loss in net income based on the fair value of the entire entity, irrespective of any retained ownership, on the deconsolidation date. Such a gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. We adopted this standard on January 1, 2009 by retrospectively applying the provisions of the new guidance to all prior periods. Because the outstanding non-controlling interests in consolidated subsidiaries are not significant, the implementation of this standard did not have a material effect on our consolidated balance sheets or statements of operations.

          ASC 320, Investments. The FASB issued FSP No. APB 14-1 (Codified within ASC 320).which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption of this standard on January 1, 2009, we recognized a discount to reduce the carrying value of the 3.25% Convertible Notes and an offsetting increase to stockholders’ equity. The cumulative effect of adoption resulted in: (1) a reduction of retained earnings of $19,838 due to the retrospective accretion of the resulting debt discount to interest expense over the expected life of the notes; (2) adjustments to debt issue cost amortization and gains or losses recognized on previous redemptions; and (3) an increase in additional paid-in capital of $21,293. The adjustment to additional paid-in capital includes the recognized debt discount, adjusted for note redemptions, and the effect of deferred taxes, as well as net gains or losses attributable to redemptions of the equity component. Interest expense for the three and nine months ended September 30, 2008 has been adjusted to include amortization of debt discount of $948 and $2,918, respectively, and a reduction in the amortization of debt issue costs of $32 and $103, respectively. The gain previously recognized on the redemption of debt securities during the quarter ended June 30, 2008 of $3,595 has been adjusted to reflect a loss of $86 on the debt component of the convertible notes in the statement of operations and a gain of $2,800 in additional paid in capital for the equity component.

          ASC 320, Investments. The FASB issued FSP No. FAS 115-2 and FAS 124-2 (Codified within ASC 320) which amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Because our current investments in debt securities are classified as trading securities and therefore measured at fair value on a recurring basis, this standard did not have a material effect on our consolidated financial statements upon adoption during the second quarter of 2009.

          ASC 855, Subsequent Events. This statement, which we adopted during the quarter ended June 30, 2009, introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. A public entity is required to evaluate subsequent events through the date that the financial statements are issued. This statement did not result in changes in the subsequent events that we report, either through recognition or disclosure, in our financial statements upon adoption. We have evaluated subsequent events through November 9, 2009 as disclosed in Note 25.

          SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. This statement clarifies that the objective of the standard is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This statement modifies the financial-components approach currently used and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.

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

          The provisions in for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of the standard. If such a transfer does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor’s statement of financial position.

          We must adopt this statement as of January 1, 2010 and all reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, the disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this standard. We are evaluating the potential impact of this standard.

          SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This standard will require an enterprise to perform ongoing periodic assessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b.	The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

          In addition to reintroducing the concept of control into the determination of the primary beneficiary of a VIE, this statement makes numerous other amendments to the current standards to primarily reflect the elimination of the concept of a QSPE. This statement also amends the current standards to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a VIE. The additional disclosures required by this statement are included in Note 1—Principles of Consolidation.

          This standard will become effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

          As disclosed in Note 1—Securitizations of Residential Mortgage Loans, we currently exclude certain loan securitization trusts from our consolidated financial statements because each is a QSPE. Once this statement becomes effective, we will be required to reevaluate these QSPEs as well as all other potentially significant interests in other unconsolidated entities, such as our asset management vehicles and the securitization trusts underlying our servicing portfolio, to determine if we should include them in our consolidated financial statements. We are evaluating the potential impact of this statement.

Note 4	Fair Value of Financial Instruments

          The carrying amounts and the estimated fair values of our financial instruments are as follows at the dates indicated:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Trading securities:
Auction rate	$250,099	$250,099	$239,301	$239,301
Subordinates and residuals	4,417	4,417	4,369	4,369
Loans held for resale	36,618	36,618	49,918	49,918
Advances	1,010,804	1,010,804	1,202,640	1,202,640
Receivables	33,135	33,135	42,798	42,798
Financial liabilities:
Match funded liabilities	$529,779	$529,779	$961,939	$965,233
Lines of credit and other secured borrowings	54,665	54,665	116,870	116,870
Investment line	167,168	167,168	200,719	200,719
Servicer liabilities	59,457	59,457	135,751	135,751
Debt securities	109,814	101,258	133,367	112,764
Derivative financial instruments, net	$631	$631	$(533)	$(533)

          Fair value is estimated based on a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels whereby the highest priority is given to Level 1 inputs and the lowest to Level 3 inputs. The three broad categories are:

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

          Where available, we utilize quoted market prices or observable inputs rather than unobservable inputs to determine fair value. We classify assets in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth assets and liabilities measured at fair value categorized by input level within the fair value hierarchy:

	Carrying value	Level 1	Level 2	Level 3
At September 30, 2009:
Measured at fair value on a recurring basis:
Trading securities (1):
Auction rate	$250,099	$—	$—	$250,099
Subordinates and residuals	4,417	—	—	4,417
Derivative financial instruments, net (2)	631	(252)	—	883
Measured at fair value on a non-recurring basis:
Loans held for resale (3)	36,618	—	—	36,618
Mortgage servicing rights (4)	361	—	—	361

At December 31, 2008:
Measured at fair value on a recurring basis:
Trading securities (1):
Auction rate	$239,301	$—	$—	$239,301
Subordinates and residuals	4,369	—	—	4,369
Derivative financial instruments, net (2)	(533)	(726)	—	193
Measured at fair value on a non-recurring basis:
Loans held for resale (3)	49,918	—	—	49,918
Mortgage servicing rights (4)	—	—	—	—

(1)	Because our internal valuation model requires significant use of unobservable inputs, we classified these securities within Level 3 of the fair value hierarchy.

(2)

Derivative financial instruments consist of interest rate caps that we use to protect against our exposure to rising interest rates on two of our match funded variable funding notes and foreign currency futures contracts that we use to hedge our net investment in Bankhaus Oswald Kruber GmbH & Co. KG (BOK), our wholly-owned German banking subsidiary, against adverse changes in the value of the Euro versus the U.S. Dollar. We classified the interest rate caps within Level 3 of the fair value hierarchy and the futures contracts within Level 1. See Note 21 for additional information on our derivative financial instruments.

(3)

Loans held for resale are measured at fair value on a non-recurring basis. At September 30, 2009 and December 31, 2008, the carrying value of loans held for resale is net of a valuation allowance of $16,468 and $17,491, respectively. Current market illiquidity has reduced the availability of observable pricing data. Consequently, we classify these loans within level 3 of the fair value hierarchy.

(4)

The carrying value of MSRs at September 30, 2009 and December 31, 2008 is net of a valuation allowance for impairment of $3,250. The valuation allowance, which relates exclusively to the high-loan-to-value stratum of our residential MSRs, reduced the carrying value of the stratum to $361 at September 30, 2009. The estimated fair value exceeded amortized cost for all other strata. See Note 9 for additional information on MSRs.

          The following table sets forth a reconciliation of the changes in fair value of our Level 3 assets that we measure at fair value on a recurring basis:

	Fair value at beginning of period	Purchases, collections and settlements, net (1)	Total realized and unrealized gains and (losses) (2)	Transfers in and/or out of Level 3	Fair value at September 30
For the three months ended September 30, 2009:
Trading securities:
Auction rate	$243,285	$(500)	$7,314	$—	$250,099
Subordinates and residuals	3,440	—	977	—	4,417

Derivative financial instruments	957	—	(74)	—	883

For the three months ended September 30, 2008:
Trading securities:
Auction rate	$254,745	$(801)	$—	$—	$253,944
Subordinates and residuals	4,860	—	(621)	—	4,239

Derivative financial instruments	1,326	—	(163)	—	1,163

For the nine months ended September 30, 2009:
Trading securities:
Auction rate	$239,301	$(2,500)	$13,298	$—	$250,099
Subordinates and residuals	4,369	—	48	—	4,417

Derivative financial instruments	193	—	690	—	883

For the nine months ended September 30, 2008:
Trading securities:
Auction rate	$—	$270,313	$(16,369)	$—	$253,944
Subordinates and residuals	7,362	22	(3,145)	—	4,239

Derivative financial instruments	4,867	(7,063)	3,359	—	1,163

(1)	Purchases, collections and settlements, net, related to trading securities exclude interest received.

(2)

Total gains on auction rate securities for the third quarter include unrealized gains of $7,314 on auction rate securities held at September 30, 2009. We did not record any unrealized gains or losses on auction rate securities during the three months ended September 30, 2008. For the year to date periods, unrealized gains (losses) on auction rate securities held at September 30, 2009 and 2008 were $13,298 and $(15,707), respectively. The total losses attributable to subordinates and residuals and derivative financial instruments were comprised exclusively of unrealized losses on assets held at September 30, 2009 and 2008.

          The methodologies that we use and key assumptions that we make to estimate the fair value of instruments are described in more detail by instrument below:

Trading Securities

          Auction Rate Securities. We estimated the fair value of the auction rate securities based on a combination of observable market inputs provided by actual orderly sales of similar auction rate securities and a discounted cash flow analysis. This discounted cash flow analysis incorporates expected future cash flows based on our best estimate of market participant assumptions. In periods of market illiquidity, the fair value of auction rate securities is determined after consideration of the credit quality of the securities held and the underlying collateral, market activity and general market conditions affecting auction rate securities.

          The discounted cash flow analysis included the following range of assumptions at September 30, 2009:

•	Expected term	27 months
•	Illiquidity premium	1.0% –1.5%
•	Discount rate	3.1% – 14.3%

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

          Subordinates and Residuals. Our subordinate and residual securities are not actively traded, and, therefore, we estimate the fair value of these securities based on the present value of expected future cash flows from the underlying mortgage pools. We use our best estimate of the key assumptions we believe are used by market participants. We calibrate our internally developed discounted cash flow models for trading activity when appropriate to do so in light of market liquidity levels. Key inputs include expected prepayment rates, delinquency and cumulative loss curves and discount rates commensurate with the risks. Where possible, we use observable inputs in the valuation of our securities. However, the subordinate and residual securities in which we invest typically trade infrequently and therefore have few or no observable inputs and little price transparency. Additionally, during periods of market dislocation the observability of inputs is further reduced.

          Discount rates for the subordinate and residual securities range from 21% to 22% and are determined based upon an assessment of prevailing market conditions and prices for similar assets. We project the delinquency, loss and prepayment assumptions based on a comparison to actual historical performance curves adjusted for prevailing market conditions. Peak delinquency assumptions range from 20% to 30%, and loss assumptions on current balances range from 19% to 28%. Average prepayment assumptions range from 5% to 6%.

          At September 30, 2009, securities amounting to $254,516 were carried at their fair value as determined by using valuations based on internally developed discounted cash flow models. These models are calibrated for observable liquid market trading activity.

Derivative Financial Instruments

          Exchange-traded derivative financial instruments are valued based on quoted market prices. If quoted market prices or other observable inputs are not available, fair value is based on estimates provided by third-party pricing sources.

Loans Held for Resale

          Loans held for resale are reported at the lower of cost or fair value. We account for the excess of cost over fair value as a valuation allowance with changes in the valuation allowance included in gain (loss) on loans held for resale, net, in the period in which the change occurs. All loans held for resale were measured at fair value because the cost of $53,086 exceeded the estimated fair value of $36,618 at September 30, 2009.

          When we enter into an agreement to sell a loan to an investor at a set price, the loan is valued at the commitment price. The fair value of loans for which we do not have a firm commitment to sell is based upon a discounted cash flow analysis. We stratify our fair value estimate of uncommitted loans held for resale based upon the delinquency status of the loans. We base the fair value of our performing loans on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. Significant assumptions include collateral and loan characteristics, prevailing market conditions and the creditworthiness of the borrower. The fair value of our non-performing loans is determined based upon the underlying collateral of the loan and the estimated period and cost of disposition.

Mortgage Servicing Rights

          We estimate the fair value of our MSRs by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The most significant assumptions used in our internal valuation are the speed at which mortgages prepay and delinquency experience, both of which we derive from our historical experience and available market data. Other assumptions used in our internal valuation are:

•	Cost of servicing

•	Discount rate

•	Interest rate used for computing the cost of servicing advances

•	Interest rate used for computing float earnings

•	Compensating interest expense

          The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, prepayment penalties, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. We derive prepayment speeds and delinquency assumptions from historical experience adjusted for prevailing market conditions. We develop the discount rate internally, and we consider external market-based assumptions in determining the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing. The more significant assumptions used in the September 30, 2009 valuation include prepayment speeds ranging from 19.3% to 25.7% (depending on loan type) and delinquency rates ranging from 18.0% to 26.1% (depending on loan type). Other assumptions include an interest rate of 1-month LIBOR plus 5% for computing the cost of financing advances, an interest rate of 1-month LIBOR for computing float earnings and a discount rate of 20%.

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

Note 5	Discontinued Operations

          In the fourth quarter of 2007, management of OCN approved and committed to a plan to sell its investment in BOK. Management has concluded that BOK met and continues to meet the definition of a discontinued operation. Accordingly, the results of BOK are classified as discontinued in the accompanying consolidated financial statements. For segment reporting purposes, the operations of BOK are included in Corporate Items and Other.

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

          Results of BOK’s operations for the periods ended September 30 are as follows:

	Three Months		Nine Months

	2009	2008	2009	2008

Revenue	$25	$68	$64	$339
Operating expenses	414	593	18	6,891

Income (loss) from operations	(389)	(525)	46	(6,552)
Other income, net	158	339	587	980

Income (loss) before income taxes	(231)	(186)	633	(5,572)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(231)	$(186)	$633	$(5,572)

The following table presents BOK’s assets and liabilities at the dates indicated:

	September 30, 2009	December 31, 2008

Cash	$9,482	$4,613
Receivables	7,224	10,250
Other	56	33

Total assets	$16,762	$14,896

Total liabilities (including customer deposits of $6,784 and $5,820)	$7,087	$6,280

Note 6	Trading Securities

          Trading securities consisted of the following at the dates indicated:

	September 30, 2009	December 31, 2008

Auction rate (Corporate Items and Other)	$250,099	$239,301

Subordinates and residuals:
Loans and Residuals	$4,327	$4,204
Corporate Items and Other	90	165

	$4,417	$4,369

          Gain (loss) on trading securities for the periods ended September 30 was comprised of the following:

	Three months		Nine months

	2009	2008	2009	2008

Unrealized gains (losses) (1)	$8,291	$(621)	$13,346	$(20,670)
Realized losses (2)	—	—	—	(1,696)

	$8,291	$(621)	$13,346	$(22,366)

(1)

Unrealized gains on auction rate securities were $7,314 for the three months ended September 30, 2009. We did not record any unrealized gains or losses on auction rate securities during the three months ended September 30, 2008. Year to date, the unrealized gains (losses) on auction rate securities were $13,298 and $(15,707) for 2009 and 2008, respectively.

(2)	Realized losses for 2008 include a loss of $662 on the sale of auction rate securities in the second quarter.

Auction Rate Securities

          During the first quarter of 2008, we invested investment line borrowings (see Note 15) in AAA-rated auction rate securities backed by student loans originated under the U. S. Department of Education’s Federal Family Education Loan Program (FFELP). Auction rate securities are long-term variable rate bonds tied to short-term interest rates that reset through an auction process that historically occurred every 7 to 35 days. The student loans underlying the auction rate securities carry a U.S Government guarantee of at least 97% of the unpaid principal balance in the event of default. The auction rate securities that we hold are in the senior-most position and are smaller in amount than the federally guaranteed portion of the underlying loans. Historically, the par value of auction rate securities approximated fair value due to the frequent auctions of these securities at par. In the first quarter of 2008, the auction rate security market began experiencing illiquidity, and auctions began to fail because there were not enough orders to purchase all of the securities being offered at the auction. Within the context of a failed auction, the issuer pays the investor a “fail rate” penalty interest until the auction returns to clearing status, the notes mature at par or the notes are called or redeemed.

          On January 21, 2009, Fitch Ratings announced that it had downgraded several tranches of auction rate securities from ‘AAA’ to ‘BBB’. Auction rate securities we hold, with a par value of $70,350 at September 30, 2009, were affected by this ratings action. On January 28, 2009 and February 19, 2009, respectively, Moody’s Investors Services, Inc. announced that it had downgraded several tranches of auction rate securities from ‘BBB’ to ‘B’ and from ‘AAA’ to ‘A’. Auction rate securities we hold, with a par value of $70,350 and $6,400 at September 30, 2009, were affected by the ratings actions from ‘BBB’ to ‘B’ and from ‘AAA’ to ‘A’, respectively. The AAA rating from Standard and Poor’s Ratings Services has not been revised. To date we have received all interest payments when due.

          We did not sell any of our auction rate securities during the first nine months of 2009. During this same period, issuers redeemed, at par, auction rate securities we held with a face value of $2,500, including $500 during the third quarter. We recognized an $8,291 unrealized gain in the third quarter of 2009. This gain was due to the increased probability of a near term liquidity solution for approximately $70,350 principal amount of the auction rate securities and continued improvement in the underlying FFELP student loan market since December 31, 2008. See Note 25 for a subsequent event related to auction rate securities.

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

Note 7	Advances

          Advances, representing payments made on behalf of borrowers or on foreclosed properties, as more fully described in Note 1—Mortgage Servicing Fees and Advances, consisted of the following at the dates indicated:

	September 30, 2009	December 31, 2008

Servicing:
Principal and interest	$51,368	$36,183
Taxes and insurance	42,377	32,812
Foreclosure and bankruptcy costs	25,860	23,122
Real estate servicing costs	287	225
Other	6,894	4,756

	126,786	97,098
Loans and Residuals	4,432	4,867
Corporate Items and Other	142	120

	$131,360	$102,085

Note 8	Match Funded Advances

           Match funded advances on residential loans we service for others, as more fully described in Note 1—Mortgage Servicing Fees and Advances, are comprised of the following at the dates indicated:

	September 30, 2009	December 31, 2008

Principal and interest	$410,641	$615,344
Taxes and insurance	319,855	324,605
Foreclosure and bankruptcy costs	75,525	70,142
Real estate servicing costs	51,091	70,658
Other	22,332	19,806

	$879,444	$1,100,555

          See also Note 1—Principles of Consolidation—Match Funded Advances on Loans Serviced for Others.

Note 9	Mortgage Servicing Rights

	Residential	Commercial	Total

Carrying value of MSRs:
Balance at December 31, 2008	$139,500	$—	$139,500
Purchases	10,241	—	10,241
Servicing transfers and adjustments	(8)	—	(8)
Reduction in impairment valuation allowance	374	—	374
Amortization	(25,118)	—	(25,118)

Balance at September 30, 2009	$124,989	$—	$124,989

Estimated fair value of MSRs:
September 30, 2009	$131,327	$—	$131,327
December 31, 2008	$148,135	$—	$148,135

Unpaid principal balance of assets serviced:
September 30, 2009:
Servicing	$27,039,067	$—	$27,039,067
Subservicing (1)	13,254,631	154,031	13,408,662

	$40,293,698	$154,031	$40,447,729

December 31, 2008:
Servicing	$29,830,654	$—	$29,830,654
Subservicing	10,340,878	1,319,175	11,660,053

	$40,171,532	$1,319,175	$41,490,707

(1)	Includes non-performing loans serviced for Freddie Mac.

          We service residential mortgage loans and real estate that we do not own under contractual servicing agreements. We generally obtain MSRs by purchasing them from the owners of the mortgages. We also enter into subservicing agreements with entities that own the servicing rights. Residential assets serviced consist almost entirely of mortgage loans, primarily subprime, but also include real estate. An agreement between the various parties to a mortgage securitization transaction typically specifies the rights and obligations of the holder of the servicing rights which include guidelines and procedures for servicing the loans including remittance and reporting requirements, among other provisions. Assets serviced for others are excluded from our balance sheet. Custodial accounts, which hold funds representing collections of principal and interest that we have received from borrowers, are escrowed with an unaffiliated bank and excluded from our balance sheet. Custodial accounts amounted to approximately $283,600 and $370,200 at September 30, 2009 and December 31, 2008, respectively.

          During 2008, we established a valuation allowance for impairment of $3,624 on the high-loan-to-value stratum of our mortgage servicing rights as the external valuation that we consider in our impairment analysis fell below the carrying value due primarily to the declining fair value for rights to service second liens. The external valuation reflects industry averages for delinquencies on loans in the second lien position that are higher than those currently experienced by our servicing portfolio. During the third quarter of 2009, the valuation increased, and we reduced the valuation allowance by $374. Net of the valuation allowance of $3,250, the carrying value of this stratum was $361 at September 30, 2009. For all other strata, the fair value was above the carrying value at September 30, 2009.

          We have recognized a servicing liability for those agreements that are not expected to adequately compensate us for performing the servicing. Servicing liabilities were $3,864 and $3,239 at September 30, 2009 and December 31, 2008, respectively, and are included in other liabilities on the balance sheet. During the nine months ended September 30, 2009, the amount of charges we recognized to increase our servicing liability obligations exceeded amortization by $625, and we have reported this net expense as amortization of servicing rights in the statement of operations.

Note 10	Receivables

          Receivables consisted of the following at the dates indicated:

	September 30, 2009	December 31, 2008

Accounts receivable by segment:
Servicing, net (1)	$8,140	$6,495
Loans and Residuals	1,145	1,169
Asset Management Vehicles	464	1,171
Mortgage Services	71	2,668
Financial Services	—	5,747
Technology Products	—	975
Corporate Items and Other, net (2)	9,715	13,593

	19,535	31,818
Other receivables:
Term note (3)	7,000	—
Security deposits	4,144	4,645
Income taxes	—	5,386
Other	2,456	949

	$33,135	$42,798

(1)

The balances primarily include reimbursable expenses due from investors. The total balance of receivables for this segment is net of reserves of $2,398 and $1,604 at September 30, 2009 and December 31, 2008, respectively.

(2)

The balances at September 30, 2009 and December 31, 2008 include $5,384 and $8,286, respectively, of mortgage loans originated by BOK. These loans were net of allowances of $197 and $1,392, respectively. The balances at September 30, 2009 and December 31, 2008 also include receivables totaling $1,698 and $3,324, respectively, that primarily represent payments to be received in future years (through June 2014) of proceeds from the sales of investments in affordable housing properties. These affordable housing receivables are net of reserves for doubtful accounts of $6,517 and $6,400, respectively.

(3)

In March 2009, we issued a note receivable, maturing on April 1, 2014, in connection with advances funded by the Ocwen Servicer Advance Funding, LLC (OSAF) term note pledged as collateral, as described in Note 14. We receive 1-Month LIBOR plus 300 basis points under the terms of this note receivable. We are obligated to pay 1-Month LIBOR plus 350 basis points under the terms of a five-year note payable to the same counterparty. We do not have a contractual right to offset these payments.

Note 11	Investment in Unconsolidated Entities

	September 30, 2009	December 31, 2008

Asset Management Vehicles:
Investment in OSI (1)	$10,140	$15,410
Investment in ONL and affiliates (2)	8,545	10,174

	18,685	25,584
Corporate Items and Other	79	79

	$18,764	$25,663

          Equity in earnings (losses) of unconsolidated entities was as follows for the periods ended September 30:

	Three months		Nine months

	2009	2008	2009	2008

OSI (1) (3)	$(956)	$(1,864)	$(599)	$(3,411)
ONL and affiliates (2) (3)	(103)	(1,064)	(1,009)	(1,551)
BMS Holdings (4)	—	—	—	(5,666)

	$(1,059)	$(2,928)	$(1,608)	$(10,628)

(1)

Our investment in OSI represents a 25% equity interest. OSI invests in the lower tranches and residuals of residential mortgage-backed securities, the related mortgage servicing rights and other similar assets. During the first nine months of 2009, we received distributions from OSI totaling $4,000. We have no remaining commitment to invest in OSI.

(2)

Our investment in ONL and affiliates represent equity interests of approximately 25%. ONL resolves non-performing loans purchased at a discount. An affiliate purchases real estate for sale, including real estate that ONL may obtain through foreclosure. During the first nine months of 2009, we received distributions totaling $496 from ONL and affiliates and invested an additional $62 in these entities. We have a remaining commitment that expires in September 2010, to invest up to an additional $33,840 in ONL and affiliates, collectively.

(3)

We earn loan servicing and management fees from OSI and from ONL and affiliates. In determining the amount of consolidated equity in earnings to recognize, we add back our share of the loan servicing and management fee expense recognized by OSI, ONL and affiliates. For the first nine months of 2009 and 2008, OLS earned fees of $3,401 and $5,539, respectively, from OSI and from ONL and affiliates. On a consolidated basis, we have recognized approximately 75% of the loan servicing and management fee revenue.

(4)

During the second quarter of 2008, our share of the losses of BMS Holdings reduced our investment to zero. Our investment in BMS Holdings represents an equity interest of approximately 45%. Because we are not required to advance funds to BMS Holdings to finance operations and we are not a guarantor of any obligations of BMS Holdings, we suspended the recognition of losses from our investment in BMS Holdings. We will not resume recording income or losses until our share of BMS Holdings’ earnings exceeds our share of their losses that we did not recognize during the period when the equity method was suspended.

Note 12	Other Assets

          Other assets consisted of the following at the dates indicated:

	September 30, 2009	December 31, 2008

Debt service accounts (1)	$39,738	$58,468
Deferred debt related costs, net	9,122	14,758
Real estate	8,556	7,771
Interest earning collateral deposits	7,612	9,684
Prepaid expenses and other	2,275	6,907

	$67,303	$97,588

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

Note 13	Match Funded Liabilities

          Match funded liabilities, representing obligations secured by related match funded advances and repaid through the cash proceeds arising from those assets, as more fully described in Note 1—Mortgage Servicing Fees and Advances, consisted of the following at the dates indicated:

				Unused Borrowing Capacity (2)	Balance Outstanding

Borrowing Type	Interest Rate (1)	Maturity	Amortization Date		September 30, 2009	December 31, 2008

Variable Funding Note Series 2007-1	Commercial paper rate + 200 basis points (3)	December 2014	December 2009	$75,514	$224,486	$219,722
Term Note Series 2006 -1	5.335%	November 2015 (4)	December 2009	—	—	165,000
Variable Funding Note (5)	Commercial paper rate + 150 basis points (5)	December 2013	December 2010	133,595	116,405	192,520
Advance Receivable Backed Notes	1-Month LIBOR + 400 basis points (6)	January 2019 (6)	January 2010 (6)	120,780	79,220	142,361
Advance Receivable Backed Notes	1-Month LIBOR + 275 basis points (7)	May 2011 (7)	May 2010 (7)	390,332	109,668	237,504

				720,221	529,779	957,107
Basis adjustment (4)				—	—	4,832

				$720,221	$529,779	$961,939

(1)	1-Month LIBOR was 0.25% and 0.44% at September 30, 2009 and December 31, 2008, respectively.

(2)

At September 30, 2009, all eligible advances are pledged as collateral to a facility. Our unused borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility.

(3)

The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 200 basis points that has generally approximated 1-Month LIBOR plus 200 basis points.

(4)

On August 11, 2009, we repaid this note and transferred the majority of the borrowing to the Variable Funding Note Series 2007-1. We previously carried this note on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established in December 2006 using an interest rate swap. We terminated the swap agreement in February 2008 and began amortizing the basis adjustment to earnings over the expected remaining term of the note. In connection with the repayment of this note, we recognized a gain on debt redemption of $1,600, representing the reversal of the fair value hedging basis adjustment less early termination fees and the write-off of unamortized debt issue costs.

(5)

The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 150 basis points that has generally approximated 1-Month LIBOR plus 150 basis points.

(6)

In January 2009, the lender agreed to renew this facility and to extend the amortization date from February 2009 to January 2010. The interest rate was increased from 1-Month LIBOR plus 200 basis points to 1-Month LIBOR plus 400 basis points.

(7)

In May 2009, we negotiated an increase in the maximum borrowing capacity from $300,000 to $500,000 and extended the amortization date from April 2009 to May 2010. Under the terms of the new facility, we pay interest on drawn balances at 1-Month LIBOR plus 275 basis points. The previous interest rate was 1-Month LIBOR plus 250 basis points. In addition, we pay, in twelve monthly installments, a facility fee of 2.25% of the maximum borrowing capacity of $500,000.

Note 14	Lines of Credit and Other Secured Borrowings

          Secured lines of credit from various unaffiliated financial institutions are as follows:

				Unused Borrowing Capacity	Balance Outstanding

					September 30, 2009	December 31, 2008
Borrowings	Collateral	Interest Rate (1)	Maturity

Servicing:
Fee reimbursement advance	Term note (2)	See (2) below	March 2014	$—	$60,000	$—
Term note (3)	Advances	1-Month LIBOR + 350 basis points	March 2014	—	7,000	—
Senior secured credit agreement - Term note	MSRs	1-Month LIBOR +187.5 basis points (4)	February 2010	—	—	97,987

				—	67,000	97,987

Loans and Residuals:
Class A-1 notes (5)	Loans held for resale and real estate	1-Month LIBOR + 600 basis points	April 2037	—	—	17,760

Financial Services:
Revolving note (6)	Receivables	1, 3, 6 or 12-Month LIBOR + 200 basis points or Prime plus 125 basis points	(6)	—	—	1,123

				—	67,000	116,870
Discount (2)				—	(12,335)	—

				$—	$54,665	$116,870

(1)	1-Month LIBOR was 0.25% and 0.44% at September 30, 2009 and December 31, 2008, respectively.

(2)

This advance is secured by the pledge to the lender of our interest in a $60,000 term note issued by OSAF on March 31, 2009. The OSAF note, in turn, is secured by advances on loans serviced for others, similar to match funded advances and liabilities. The fee reimbursement advance is payable annually in five installments of $12,000. The advance does not carry a stated rate of interest. However, we are compensating the lender for the advance of funds by forgoing the receipt of fees due from the lender over the five-year term of the advance. Accordingly, we recorded the advance as a zero-coupon bond issued at an initial implied discount of $14,627. We used an implicit market rate to compute the discount that we are amortizing to interest expense over the five-year term of the advance.

(3)

This note was issued by OSAF and is secured by advances on loans serviced for others, similar to match funded advances and liabilities. The lender has pledged its interest in this note to us as collateral against the $7,000 term note receivable due on April 1, 2014.

(4)

The interest incurred on this facility is based on 1-Month LIBOR plus 187.5 basis points but could be reduced to as low as 0.10% to the extent that we have available balances on deposit with the lender. We repaid this note in full on August 21, 2009.

(5)

In 2007, we issued A-rated securities in connection with the transfer of loan and real estate collateral to OREALT, a bankruptcy remote VIE that we consolidate. In August 2008, we sold a portion of these A-rated securities with a face value of $23,200 to a third party. The notes were sold net of an original discount of $928 that was amortized to interest expense over the estimated life of the notes. On September 23, 2009, we repaid the remaining principal balance of the notes held by a third party and retired the notes.

(6)	We terminated this agreement in June 2009. There were no borrowings outstanding at the time that we terminated the agreement.

Note 15	Investment Line

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

          On July 10, 2008, in addition to further reducing the borrowing limit under the revolving demand note to $120,000, we executed another amendment to the investment line that created a new term note maturing on June 30, 2009 that was secured by our investment in the auction rate securities. Interest on the term note was 0.35% to the extent that we had available balances on deposit with the lender. For any portion of the outstanding balance of the term note that was in excess of the available balances, the interest rate was 1-month LIBOR plus 35 basis points. In the event that the 0.35% rate did not fairly reflect the cost to the lender in providing the funds, the lender could, with notice, adjust the rate upward to a rate not exceeding 3.35%.

          The revolving demand note expired on September 30, 2008. At that time, we repaid the borrowings in full using proceeds received from the liquidation of the investments.

          Under the term note, we receive the interest on the auction rate securities while the proceeds from the redemption or sale of auction rate securities are applied to the outstanding balance. If the proceeds are below the then-effective maximum borrowing percentage, we are required to make up the shortfall. On April 30, 2009, we negotiated a one-year extension of the term note maturity to June 30, 2010. This agreement was renewed under terms substantially similar to the previous agreement. However, in lieu of quarterly advance rate reductions, we now make monthly amortization payments of $3,000 per month. During the first nine months of 2009, we made payments totaling $33,551 that reduced the investment line obligation to $167,168.

Note 16	Servicer Liabilities

          Servicer liabilities represent amounts we have collected, primarily from residential borrowers, whose loans we service, that will be deposited in custodial accounts and paid directly to an investment trust or refunded to borrowers. The following table sets forth the components of servicer liabilities at the dates indicated:

	September 30, 2009	December 31, 2008
Borrower payments due to custodial accounts	$32,944	$67,227
Escrow payments due to custodial accounts	2,540	5,488
Partial payments and other unapplied balances	23,973	63,036
	$59,457	$135,751

Note 17	Debt Securities

          Our debt securities consisted of the following at the dates indicated:

	September 30, 2009	December 31, 2008
3.25% Contingent Convertible Unsecured Senior Notes due August 1, 2024	$56,435	$79,988
10.875% Capital Trust Securities due August 1, 2027	53,379	53,379
	$109,814	$133,367

          Each of our debt securities contain qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and restrictions on future indebtedness as well as the monitoring and reporting of various specified transactions or events. We believe that we are currently in compliance with these covenants.

          Convertible Notes. In July 2004, OCN issued $175,000 aggregate principal amount of 3.25% Contingent Convertible Unsecured Senior Notes due 2024 (the Convertible Notes). The Convertible Notes are senior general unsecured obligations not guaranteed by any of our subsidiaries and bear interest at the rate of 3.25% per year. Interest is payable on February 1 and August 1 of each year. The Convertible Notes mature on August 1, 2024. We recognized a discount on the Convertible Notes. We amortized the debt discount over the period from the date of issuance to August 1, 2009, the first date at which holders could require us to repurchase their notes.

          The principal outstanding on December 31, 2008 of $82,355 is reported net of the unamortized debt discount of $2,367. Interest expense on the Convertible Notes for the first nine months of 2009 and 2008, respectively, includes amortization of debt discount of $1,735 and $2,918 and cash interest expense at the contractual rate of $1,489 and $2,155. We recognized interest on the debt at an effective annual rate of 8.25% over the period from the date of issuance to August 1, 2009.

           In February 2009, we repurchased $25,910 of our 3.25% Convertible Notes in the open market at a price equal to 95% of the principal amount. We recognized a gain of $534 on these repurchases, net of the write-off of unamortized issuance costs and debt discount.

          Holders may convert all or a portion of their notes into shares of our common stock under the following circumstances: (1) at any time during any calendar quarter (and only during such calendar quarter) if the closing sale price of our common stock for at least 20 consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 125% of the conversion price per share of common stock on such last day; (2) subject to certain exceptions, during the five business day period after any five-consecutive-trading-day period in which the trading price per $1,000 (actual dollars) principal amount of the notes for each day of the five-consecutive-trading-day period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 (actual dollars) principal amount of the notes; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions.

          The conversion rate is 82.1693 shares of our common stock per $1,000 (actual dollars) principal amount of the notes, subject to adjustment. Events that may cause the conversion rate to be adjusted primarily relate to cash dividends or other distributions to holders of our common stock. Upon conversion, we may at our option choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock. At September 30, 2009 and December 31, 2008, the if-converted value of the Convertible Notes was $52,493 and $62,106 respectively.

          On June 26, 2009, we provided notice to holders of the Convertible Notes of their right to request that we repurchase all or a portion of their notes for cash on August 3, 2009 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any. There were no material redemptions on August 3, 2009. Holders that did not choose to exercise their repurchase right on August 3, 2009 will receive the same right to request that we repurchase all or a portion of their notes for cash on August 1, 2014 and August 1, 2019. A similar right is also available to holders of the Convertible Notes in the event of a “fundamental change.” A “fundamental change” is a change of control or a termination of trading in our common stock.

          Beginning August 1, 2009, we may redeem all or a portion of the notes for cash for a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any.

          On July 23, 2009, we provided notice that all holders of the Convertible Notes as of the close of business on August 4, 2009 would participate in the distribution of Altisource shares based on the conversion ratio of the Convertible Notes, consistent with the pro rata distribution ratio of one share of Altisource common stock for every three shares of OCN common stock, without conversion of the Convertible Notes into common shares of OCN. Accordingly, upon the Separation of Altisource and OCN, there were no adjustments to the conversion ratio of the Convertible Notes.

          Capital Trust Securities. In August 1997, Ocwen Capital Trust (OCT) issued $125,000 of 10.875% Capital Securities (the Capital Trust Securities). OCT invested the proceeds from issuance of the Capital Trust Securities in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. For financial reporting purposes, we treat OCT as a consolidated subsidiary.

          Holders of the Capital Trust Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year at an annual rate of 10.875% of the liquidation amount of $1,000 (actual dollars) per Capital Security. OCN guarantees payment of distributions out of moneys held by OCT and payments on liquidation of OCT or the redemption of Capital Trust Securities to the extent OCT has funds available. If OCN does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Trust Securities in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available.

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

          We may redeem the Junior Subordinated Debentures before maturity at our option subject to the receipt of any necessary prior regulatory approval, in whole or in part at the redemption prices (expressed as a percentage of the principal amount) set forth below, plus accrued interest thereon, if redeemed during the twelve-month period beginning on August 1 of the years indicated below:

Percentages
2009	104.350%
2010	103.806
2011	103.263
2012	102.719
2013	102.175
2014	101.631
2015	101.088
2016	100.544

          On or after August 1, 2017, the redemption price will be 100%, plus accrued interest to the redemption date.

          We may also redeem the Junior Subordinated Debentures at any time upon the occurrence and continuation of a special event (defined as a tax event, regulatory capital event or an investment company event) at 100%. The Capital Trust Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures in an amount equal to the amount of the related Junior Subordinated Debentures maturing or being redeemed and at a redemption price equal to the redemption price of the Junior Subordinated Debentures, plus accumulated and unpaid distributions thereon to the date of redemption.

Note 18	Basic and Diluted Earnings per Share

          Basic EPS excludes common stock equivalents and is calculated by dividing net income (loss) attributable to OCN by the weighted average number of common shares outstanding during the period. We calculate diluted EPS by dividing net income (loss) attributable to OCN, as adjusted to add back interest expense net of income tax on the Convertible Notes, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and the Convertible Notes. The following is a reconciliation of the calculation of basic EPS to diluted EPS for the three and nine months ended September 30:

	Three months		Nine months
	2009	2008	2009	2008
Basic EPS:
Net income (loss) attributable to OCN	$(42,031)	$14,976	$(9,092)	$17,531

Weighted average shares of common stock	82,614,456	62,715,551	70,966,393	62,655,655

Basic EPS	$(0.51)	$0.24	$(0.13)	$0.28

Diluted EPS (1):
Net income (loss) attributable to OCN	$(42,031)	$14,976	$(9,092)	$17,531
Interest expense on Convertible Notes, net of income tax (2)	—	1,148	—	—
Adjusted net income (loss) attributable to OCN	$(42,031)	$16,124	$(9,092)	$17,531

Weighted average shares of common stock	82,614,456	62,715,551	70,966,393	62,655,655
Effect of dilutive elements (3):
Convertible Notes (2)	—	6,767,053	—	—
Stock options (4)	—	252,251	—	219,214
Common stock awards	—	16,034	—	22,402
Dilutive weighted average shares of common stock	82,614,456	69,750,889	70,966,393	62,897,271

Diluted EPS	$(0.51)	$0.23	$(0.13)	$0.28

(1)

For the three and nine months ended September 30, 2009, we have excluded the effect of the Convertible Notes, stock options and common stock awards from the computation of diluted EPS because of the anti-dilutive impact on our reported net loss.

(2)

The effect of our Convertible Notes on diluted EPS is computed using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, are added back to net income. Conversion of the Convertible Notes into shares of common stock has not been assumed for purposes of computing diluted EPS for the nine months ended September 30, 2008 because the effect would be anti-dilutive. The effect is anti-dilutive whenever interest expense on the Convertible Notes, net of income tax, per common share obtainable on conversion exceeds basic EPS.

(3)

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

(4)

An average of 3,412,757 and 3,059,532 options that were anti-dilutive have been excluded from the computation of diluted EPS for the three and nine months ended September 2008, respectively. These options were anti-dilutive because their exercise price was greater than the average market price of our stock. Also excluded from the computation of diluted EPS are 1,710,000 of the 5,130,000 options we granted on July 14, 2008, for shares that are issuable upon the achievement of certain performance criteria related to OCN’s stock price and an annualized rate of return to investors. On August 10, 2009, the performance criteria were met for 3,420,000 of these options. However, we have excluded these options from the computation of diluted EPS for the 2009 periods because we have incurred a loss, and, therefore, their effect would be anti-dilutive.

Note 19	Income Taxes

          As described in Note 2, a significant portion of the income tax expense for the three and nine months ended September 30, 2009 pertains to deferred tax expense related to the Separation. The net deferred tax asset was comprised of the following as of:

	September 30, 2009	December 31, 2008
Deferred tax assets:
Tax residuals and deferred income on tax residuals	$3,606	$3,725
State taxes	4,804	9,780
Accrued incentive compensation	5,743	4,208
Valuation allowance on real estate owned	3,473	3,502
Bad debt and allowance for loan losses	6,308	8,296
Mortgage servicing rights amortization	53,168	79,658
Foreign currency exchange	1,328	1,328
Net operating loss carryforward	22,098	31,281
Partnership losses and low-income housing tax credits	11,817	23,963
Foreign deferred assets	2,494	1,458
Net unrealized gains and losses on securities	18,727	20,883
Equity interest	—	68
Other	—	1,348
	133,566	189,498
Deferred tax liabilities:
Deferred interest income on loans	75	75
Intangibles amortization	3,161	12,533
Debt discount	204	—
Other deferred income	346	—
Other	664	—
	4,450	12,608
	129,116	176,890
Valuation allowances	—	(1,745)
Net deferred tax asset	$129,116	$175,145

          The changes in the deferred tax assets and liabilities are primarily due to the Separation. The realization of tax benefits associated with the sale of MSRs also contributed to the decline in net deferred tax asset.

Note 20	Equity

          In a private placement transaction that closed on April 3, 2009, OCN sold 5,471,500 shares of its common stock for a price of $11.00 per share. We realized $60,187 in proceeds from this issuance. The purchasers, most of whom are existing OCN shareholders, purchased approximately 8% of OCN’s total outstanding shares pursuant to this new issuance. Accordingly, the purchasers owned approximately 9.6% of OCN’s total outstanding shares, after giving effect to the share repurchase below, as of the closing of the transaction. In addition to making customary representations, warranties and covenants, the purchasers have agreed to certain restrictions on the sale of the shares for a one-year period following the closing date. OCN is obligated to register the newly issued shares and will apply to list such shares on the New York Stock Exchange within 270 days of the closing.

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

          On August 18, 2009, OCN completed the public offering of 32,200,000 shares of common stock at a per share price of $9.00, including 4,200,000 shares of common stock purchased by the underwriters pursuant to the full exercise of the over-allotment option granted under the underwriting agreement. We received net proceeds of $274,980 from the offering after deducting underwriting fees and other offering costs. We used these proceeds primarily to repay general corporate borrowings.

Note 21	Derivative Financial Instruments

          The following table summarizes our use of derivative financial instruments during the nine months ended September 30, 2009:

	Interest Rate Caps	Euro Currency Futures
Notional balance at December 31, 2008	$450,000	$10,125
Additions	—	31,121
Maturities	(66,667)	(30,253)
Notional balance at September 30, 2009	$383,333	$10,993

Fair value (1):
September 30, 2009	$883	$(252)
December 31, 2008	$193	$(726)

Maturity	January 2011 and December 2013	December 2009

(1)	We report the fair value of our derivative financial instruments as a component of receivables in the consolidated balance sheets.

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

          In June 2008, we entered into foreign currency futures contracts to hedge our net investment in BOK against adverse changes in the value of the Euro versus the U.S. Dollar. We designated these derivatives as a foreign-currency net investment hedge. Net losses on these foreign currency futures were $454 and $549 for the three and nine months ended September 30, 2009, respectively and $1,075 and $906 for the three and nine months ended September 30, 2008. These losses were included in the net change in unrealized foreign currency translation adjustment in accumulated other comprehensive income.

          Our operations in India and Canada also expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant.

          Net realized and unrealized losses included in other, net related to derivative financial instruments were $(74) and $(138) for the third quarter of 2009 and 2008, respectively. Year to date, the net realized and unrealized gains were $690 and $3,120 for 2009 and 2008, respectively. Amounts in 2008 include a $239 loss related to the interest rate cap that we de-designated as a cash flow hedge. In addition, we recorded unrealized losses of $3,149 in the first quarter of 2008 that represented fair value basis adjustments on the $165,000 fixed-rate match funded term note that we had designated as part of a fair value hedging relationship that was established using an interest rate swap that we subsequently terminated in the first quarter of 2008.

Note 22	Business Segment Reporting

          Prior to the Separation on August 10, 2009, we managed our business through two distinct lines of business, Ocwen Asset Management and Ocwen Solutions. Due to the Separation, as of August 10, 2009, neither the assets and liabilities, nor the subsequent operations of the Ocwen Solutions line of business comprising the Mortgage Services, Financial Services and Technology Products segments, except for BMS and GSS, are included in our results. The partial quarter results for Altisource (formerly Ocwen Solutions), recognized in Ocwen’s results prior to August 10, 2009, include a one-time charge of $2,304 for facility closures.

          A brief description of our current and former business segments aligned within the two lines of business follows:

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

Ocwen Solutions (distributed as part of the Separation, except for GSS and BMS Holdings)

•

Mortgage Services. This segment provided due diligence, valuation, real estate sales, default processing services, property inspection and preservation services, homeowner outreach, closing and title services and knowledge process outsourcing services. Services provided spanned the lifecycle of a mortgage loan from origination through the disposition of real estate owned properties (REO). This segment also includes the international servicing for commercial loans that we conducted through GSS.

•

Financial Services. This segment comprised our asset recovery management and customer relationship management offerings to the financial services, consumer products, telecommunications and utilities industries. The primary sources of revenues for this segment were contingency collections and customer relationship management for credit card issuers and other consumer credit providers. This segment included the operations of NCI.

•

Technology Products. This segment included revenues from the REAL suite of applications that support our Servicing business as well as the servicing and origination businesses of external customers. These products include REALServicing™, REALResolution™, REALTransSM, REALSynergy™ and REALRemit™. REALServicing is the core residential loan servicing application used by OCN. This segment also earned fees from providing technology support services to OCN that cover IT enablement, call center services and third-party applications. The results of our 45% equity investment in BMS Holdings are also included in this segment.

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

          Financial information for our segments is as follows:

	Ocwen Asset Management			Ocwen Solutions
	Servicing	Loans and Residuals	Asset Management Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
For the three months ended September 30, 2009:
Revenue (1) (2)	$62,118	$—	$432	$11,869	$6,506	$5,648	$319	$(3,540)	$83,352
Operating expenses (1) (3) (4)	30,749	891	753	8,131	9,295	3,343	3,555	(3,344)	53,373
Income (loss) from operations	31,369	(891)	(321)	3,738	(2,789)	2,305	(3,236)	(196)	29,979
Other income (expense), net:
Interest income	126	1,377	—	—	—	—	489	—	1,992
Interest expense	(15,344)	(288)	—	(5)	(147)	(39)	(322)	—	(16,145)
Other (1) (2)	1,530	(280)	(1,317)	86	1	65	7,351	196	7,632
Other income (expense), net	(13,688)	809	(1,317)	81	(146)	26	7,518	196	(6,521)
Income (loss) from continuing operations before income taxes	$17,681	$(82)	$(1,638)	$3,819	$(2,935)	$2,331	$4,282	$—	$23,458

For the three months ended September 30, 2008:
Revenue (1) (2)	$86,058	$—	$819	$12,331	$18,654	$11,672	$12	$(8,285)	$121,261
Operating expenses (1) (3) (4)	40,218	812	885	9,674	22,003	9,528	2,225	(7,887)	77,458
Income (loss) from operations	45,840	(812)	(66)	2,657	(3,349)	2,144	(2,213)	(398)	43,803
Other income (expense), net:
Interest income	195	2,344	—	50	—	—	859	—	3,448
Interest expense	(16,901)	(785)	—	(11)	(468)	(129)	(1,040)	—	(19,334)
Other (1) (2)	(110)	(1,268)	(3,258)	10	1	42	(322)	398	(4,507)
Other income (expense), net	(16,816)	291	(3,258)	49	(467)	(87)	(503)	398	(20,393)
Income (loss) from continuing operations before income taxes	$29,024	$(521)	$(3,324)	$2,706	$(3,816)	$2,057	$(2,716)	$—	$23,410

For the nine months ended September 30, 2009
Revenue (1) (2)	$199,539	$—	$1,429	$54,052	$40,293	$28,331	$681	$(17,204)	$307,121
Operating expenses (1) (3) (4)	97,922	2,202	2,530	37,039	45,001	18,638	11,367	(16,410)	198,289
Income (loss) from operations	101,617	(2,202)	(1,101)	17,013	(4,708)	9,693	(10,686)	(794)	108,832
Other income (expense), net
Interest income	205	5,253	—	2	—	—	951	—	6,411
Interest expense	(46,829)	(1,437)	—	(28)	(1,285)	(289)	(240)	—	(50,108)
Other (1) (2)	3,388	(8,677)	(2,466)	828	24	186	13,855	794	7,932
Other income (expense), net	(43,236)	(4,861)	(2,466)	802	(1,261)	(103)	14,566	794	(35,765)
Income (loss) from continuing operations before income taxes	$58,381	$(7,063)	$(3,567)	$17,815	$(5,969)	$9,590	$3,880	$—	$73,067

For the nine months ended September 30, 2008
Revenue (1) (2)	$264,985	$—	$2,997	$43,580	$57,182	$34,566	$154	$(22,727)	$380,737
Operating expenses (1) (3) (4) (5)	124,893	2,280	2,501	34,137	62,140	28,210	14,206	(21,568)	246,799
Income (loss) from operations	140,092	(2,280)	496	9,443	(4,958)	6,356	(14,052)	(1,159)	133,938
Other income (expense), net
Interest income	854	8,731	—	132	14	—	1,761	—	11,492
Interest expense	(58,741)	(2,065)	—	(190)	(1,451)	(447)	(3,619)	—	(66,513)
Other (1) (2)	110	(14,008)	(6,542)	704	8	(5,274)	(20,135)	1,159	(43,978)
Other income (expense), net	(57,777)	(7,342)	(6,542)	646	(1,429)	(5,721)	(21,993)	1,159	(98,999)
Income (loss) from continuing operations before income taxes	$82,315	$(9,622)	$(6,046)	$10,089	$(6,387)	$635	$(36,045)	$—	$34,939

Total Assets
September 30, 2009	$1,197,215	$53,191	$19,053	$333	$3	$123	$605,135	—	$1,875,053

December 31, 2008	$1,416,615	$67,317	$26,755	$3,558	$58,707	$8,906	$655,471	$(229)	$2,237,100

September 30, 2008	$1,452,601	$76,106	$33,306	$3,996	$63,971	$7,033	$664,288	$(169)	$2,301,132

(1)

Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income depending on the type of service that is rendered. Intersegment billings are as follows:

	Servicing	Asset Management Vehicles	Mortgage Services	Technology Products	Business Segments Consolidated

For the three months ended September 30, 2009	$1,023	$109	$59	$3,909	$5,100
For the three months ended September 30, 2008	1,891	204	24	9,254	11,373
For the nine months ended September 30, 2009	5,388	365	59	20,462	26,274
For the nine months ended September 30, 2008	5,289	749	128	25,069	31,235

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

(3)	Depreciation and amortization expense are as follows:

	Servicing	Loans and Residuals	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Business Segments Consolidated

For the three months ended September 30, 2009:
Depreciation expense	$9	$—	$9	$48	$574	$236	$876
Amortization of MSRs	7,159	—	—	—	—	—	7,159
Amortization of intangibles	—	—	—	288	—	—	288

For the three months ended September 30, 2008:
Depreciation expense	$13	$8	$11	$103	$2,193	$351	$2,679
Amortization of MSRs	12,106	—	—	—	—	—	12,106
Amortization of intangibles	—	—	—	629	—	—	629

For the nine months ended September 30, 2009:
Depreciation expense	$38	$—	$24	$282	$3,150	$907	$4,401
Amortization of MSRs	25,743	—	—	—	—	—	25,743
Amortization of intangibles	—	—	—	1,624	—	—	1,624

For the nine months ended September 30, 2008:
Depreciation expense	$39	$10	$62	$317	$5,748	$1,394	$7,570
Amortization of MSRs	40,438	—	274	—	—	—	40,712
Amortization of intangibles	—	—	—	1,925	—	—	1,925

(4)	Corporate Items and Other operating expenses include advisory expenses related to the Separation transaction of $520 and $3,501 for the three and nine months ended September 30, 2009, respectively.

(5)

Corporate Items and Other operating expenses for 2008 include $9,532 of due diligence and other costs recognized in the first quarter related to the “going private” proposal terminated in March 2008 by mutual agreement of the parties.

Note 23	Related Party Transactions

          Although Altisource is a separate company from Ocwen after the Separation, Altisource and Ocwen have the same Chairman of the Board, William C. Erbey. Mr. Erbey is also the Chief Executive Officer of Ocwen. As a result, he has obligations to Ocwen as well as to Altisource. Mr. Erbey currently owns 18.8% of the common stock of Ocwen and owns 27.8% of the common stock of Altisource immediately following the Separation.

          For purposes of governing certain of the ongoing relationships between Ocwen and Altisource after the Separation, and to provide for an orderly transition to the status of two independent companies, we entered into certain agreements with Altisource. A brief description of these agreements follows.

•

Separation Agreement. This agreement provides for, among other things, the principal corporate transactions required to effect the Separation and certain other agreements relating to the continuing relationship between Altisource and Ocwen after the Separation.

•

Transition Services Agreement. Under this agreement, Altisource and Ocwen provide to each other services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, risk management, legal, strategic planning, compliance and other areas where we, and Altisource, may need transition assistance and support following the Separation.

•

Tax Matters Agreement. This agreement sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Separation and related matters such as the filing of tax returns and the conduct of Internal Revenue Service and other audits.

•	Employee Matters Agreement. This agreement provides for the transition of employee benefit plans and programs sponsored by us for employees of Altisource.

•

Services Agreement. This agreement provides for Altisource’s offering of certain services to us in connection with our business following the Separation for an initial term of eight years, subject to renewal, with pricing terms intended to reflect market rates. Services provided to us under this agreement include residential property valuation, residential property preservation and inspection services, title services and REO sales.

•

Technology Products Services Agreement. This agreement provides for Altisource’s offering of certain technology products and support services to us in connection with our business, also for an initial term of eight years, subject to renewal, with pricing terms intended to reflect market rates. Technology products provided to us under this agreement include the REAL suite of applications that support our Servicing business.

•	Intellectual Property Agreement. This agreement provides for the transfer of intellectual property assets to Altisource.

•	Data Center and Disaster Recovery Services Agreement. This agreement provides for Altisource’s offering of certain data center and disaster recovery services in connection with our business.

          Our business is currently dependent on many of the services and products provided under these long-term contracts with Altisource. These contracts are effective for up to eight years with renewal rights. Certain services provided by Altisource under these contracts are charged to the borrower and/or loan investor. Accordingly, such services, while derived from our loan servicing portfolio, are not presented as expenses to Ocwen. We believe the rates charged under these agreements are market rates as they are materially consistent with one or more of the following: the fees charged by Altisource to other customers for comparable services and the rates Ocwen pays to or observes from other service providers.

          Altisource provides the following services under the terms of the foregoing commercial agreements:

Mortgage Services

•	Valuation services

•	Residential due diligence

•	Residential fulfillment support services

•	Real estate management and sales

•	Property inspection and preservation services

•	Closing and title services

•	Homeowner outreach

•	Trustee foreclosure services

Technology Products

•	Residential loan servicing software

•	Vendor management and order fulfillment software

•	Default resolution services

•	IT infrastructure support

•	Invoice presentment and payment software

•	Commercial loan servicing software

Financial Services

•	Mortgage charge-off and deficiency collections

          As of September 30, 2009, the net payable to Altisource was $2,693. For the period from August 10, 2009 through September 30, 2009, the impact of transition services was negligible as the cost of services received was offset by the cost of services provided to Altisource.

Note 24	Commitments and Contingencies

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

          We are named as a defendant in lawsuits brought in various federal and state courts challenging the Bank’s mortgage servicing practices, including charging improper or unnecessary fees, misapplying borrower payments, etc. In April 2004, our petition was granted to transfer and consolidate a number of lawsuits filed against the Bank, OCN and various third parties into a single proceeding pending in the United States District Court for the Northern District of Illinois (the MDL Proceeding). Additional lawsuits similar to the MDL proceeding have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. In April 2005, the trial court entered a partial summary judgment in favor of defendants holding that plaintiffs’ signed loan contracts authorized the collection of certain fees by Ocwen as servicer for the related mortgages. In May 2006, plaintiffs filed an amended complaint containing various claims under several federal statutes, state deceptive trade practices statutes and common law. No specific amounts of damages are asserted, however, plaintiffs may amend the complaint to seek damages should the matter proceed to trial. In June 2007, the United States Court of Appeals for the Seventh Circuit issued an opinion holding that many of the claims were preempted or failed to satisfy the pleading requirements of the applicable rules of procedure and directing the trial judge to seek clarification from the plaintiffs so as to properly determine which particular claims are to be dismissed. In March 2009, the Court struck the amended complaint in its entirety on the grounds of vagueness. Plaintiffs filed a third amended complaint on April 20, 2009. Ocwen’s response to the Third Amended Complaint was filed on June 19, 2009. Plaintiffs filed their opposition to Ocwen’s motion to dismiss on August 18, 2009. Ocwen’s reply was filed on October 15, 2009. We believe the allegations in the MDL Proceeding are without merit and will continue to vigorously defend against them.

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

          In September 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc. (ABFS) brought an action against multiple defendants, including OLS, in Bankruptcy Court. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by OLS of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. OLS brought a separate action against the Trustee seeking damages of approximately $2,500 arising out of the ABFS MSRs purchase transaction. OLS’ separate action against the Trustee was dismissed by agreement without prejudice with the right to replead such claims or otherwise file a separate action should the Trustee’s action be dismissed. In February 2007, the court granted OLS’ motion to dismiss some claims but refused to dismiss others. The Trustee filed an amended complaint in March 2007. This complaint sets forth claims against all of the original defendants. The claims against OLS include turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. In March 2008, the court denied OLS’ motion to dismiss. In April 2008, OLS denied all charges and filed a counterclaim for breach of contract, fraud, negligent misrepresentation and indemnification in connection with the MSR purchase transaction. Fact discovery is complete and both Ocwen and the Trustee have filed motions for partial summary judgment. We believe that the Trustee’s allegations against OLS are without merit and intend to continue to vigorously defend against this matter.

          OCN together with Bankruptcy Management Solutions, Inc. (BMSI) the wholly owned subsidiary of BMS Holdings, commenced separate arbitrations before the Financial Industry Regulatory Authority against Goldman Sachs & Co. and Banc of America Securities LLC (collectively the Broker/Dealers) primarily alleging fraud, breach of duty and statutory violations arising out of the sale of AAA-rated student loan auction rate securities (SLARS) backed by the Federal Family Education Loan Program. OCN and BMSI subsequently voluntarily dismissed their arbitration claims against Citigroup Global Markets, Inc, and filed a complaint in federal court. OCN purchased the SLARS based on the Broker/Dealer representation that the SLARS were liquid securities that could be sold at regularly scheduled auctions to meet the investment line requirement to pay the borrowings at quarter end. The Broker/Dealers represented that the SLARS would remain liquid because if there were not sufficient buyers in the auctions, the Broker/Dealers would purchase to make the auctions succeed. Contrary to those representations, in February 2008, the Broker/Dealers stopped supporting the SLARS auctions and the market for SLARS became illiquid. OCN seeks to require the Broker/Dealers to repurchase the SLARS at par, and pay consequential damages, potentially including damages related to the repayment of the investment line and punitive damages.

          OCN is subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings and those noted above will not have a material effect on our financial condition, results of operations or cash flows.

Tax matters

          On December 28, 2006, the India tax authorities issued an income tax assessment order (the Order) with respect to IT-enabled services performed for OCN by its wholly-owned Indian subsidiary, OFSPL. The Order relates to the assessment year 2004-05 and determined that the percent mark-up on operating costs with respect to the IT-enabled and software development services that OFSPL provided to OCN was insufficient. The proposed adjustment would impose upon OFSPL additional tax of INR 45,290 ($943) and interest of INR 14,922 ($311) for the assessment year 2004-05. In December 2008, the India tax authorities issued an additional income tax assessment order (the Second Order) with respect to assessment year 2005-06. The proposed adjustment would impose upon OFSPL additional tax of INR 23,225 ($483) and interest of INR 10,200 ($212) for the assessment year 2005-06. In accordance with standard Indian procedures, penalties may also be assessed in the future in connection with the assessment.

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

Note 25	Subsequent Events

          In October 2009, Ocwen entered into a liquidity option related to $92,850 face amount of auction rate securities. Under the terms of this agreement we have the right to sell specific securities for cash. We also have the right to repurchase the same following the initial sale at the same price. When the first option is exercised, we expect to record the arrangement as a borrowing secured by contractually specified auction rate securities. We will continue to report these auction rate securities as pledged securities at fair value on the balance sheet until maturity of the liquidity option in three years or such time as the underlying auction rate securities are sold. Once exercised, we will no longer receive cash interest income on the pledged securities nor will we pay cash interest on the secured borrowing.

          We have evaluated subsequent events through November 9, 2009, the date this Form 10-Q was issued.

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

          Our current and former business segments, aligned within the two lines of business, are as follows:

Ocwen Asset Management

Servicing
Loans and Residuals
Asset Management Vehicles (AMV)

Ocwen Solutions

Mortgage Services
Financial Services
Technology Products

          In addition to our core residential servicing business, Ocwen Asset Management (OAM) includes our equity investments in asset management vehicles and our remaining investments in subprime loans and residual securities.

          In addition to our unsecured collections business, Ocwen Solutions (OS) includes our residential fee-based loan processing businesses, all of our technology platforms and our equity interest in BMS Holdings, Inc. (BMS Holdings). As more fully described below under Executive Summary—Separation of Ocwen Solutions, on August 10, 2009, the OS line of business, excluding BMS Holdings and GSS, was separated from Ocwen.

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

          Unless specifically stated otherwise, all references to September 2009, December 2008 and September 2008 refer to our fiscal periods ended, or the dates, as the context requires, September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

          When we use the terms “Ocwen,” “we,” “us” and “our,” we refer to Ocwen Financial Corporation (Ocwen) and its consolidated subsidiaries.

EXECUTIVE SUMMARY

          Three Months Ended September 2009 versus September 2008. We incurred a net loss of $42,031 or $0.51 per share in the third quarter of 2009 compared to net income of $14,976 or $0.23 per share for the third quarter of 2008. Income from continuing operations before income taxes was $23,458 for the third quarter of 2009 as compared to $23,410 for 2008. The net loss for the third quarter of 2009 is due to the income tax that Ocwen recognized on the gain resulting from the separation of Altisource Portfolio Solutions S.A. (Altisource) (formerly Ocwen Solutions). The distributed assets are taxable at the excess of fair market value over the tax basis of each asset. The total impact on our income tax expense for the third quarter of 2009 is $50,631.

          Servicing segment revenues declined as expected due to our implementation of new underwriting and documentation requirements to complete modifications under the federal government’s Home Affordable Modification Program (HAMP) (see Segments—Servicing for additional details of this impact) and as a result of lower average unpaid principal balance (UPB). Servicing results benefited from our cost reduction efforts and lower interest expense as evidenced by the 24% decline in operating expenses and the 9% reduction in interest expense in the third quarter of 2009 compared to the third quarter of 2008.

          Both Loans and Residuals and Asset Management Vehicles reported a decrease in unrealized losses due to smaller declines in the estimated fair value of loans, real estate and securities. We recorded unrealized fair value gains of $8,291 on trading securities in the third quarter of 2009 compared to unrealized losses of $621 in 2008.

          Our Ocwen Solutions line of business, consisting of the Mortgage Services, Financial Services and Technology Products segments, was separated as of August 10, 2009. For the six weeks of the third quarter for which Ocwen Solutions is included in our results, revenue was $24,023 and pre-tax income was $3,215. Operating expenses included a one-time charge of $2,304 for the closure of two locations. These partial quarter results of Ocwen Solutions may not be indicative of results for the full quarter, and were ahead of the previous quarter’s results for the same period, excluding the one time charge mentioned. As a separate, publicly-traded company, Altisource (NASDAQ:ASPS) will file a Form 10-Q with the Securities and Exchange Commission.

          Nine Months Ended September 2009 versus September 2008. We incurred a net loss of $9,092, or $0.13 per share for the nine months ended September 2009 compared to net income of $17,531, or $0.28 per share for the nine months ended September 2008. Income from continuing operations before income taxes was $73,067 as compared to $34,939 for the nine months ended September 2009 and 2008, respectively. The net loss for the nine months ended September 2009 is solely due to the $50,631 of tax expense recognized by Ocwen on the gain on the distribution of assets to Altisource.

          Our operating results for the nine months ended September 2009 benefited from a 20% decline in operating expenses in the first nine months of 2009 compared to 2008. We achieved this improvement despite $3,501 in professional services expenses related to the Ocwen Solutions Separation (the “Separation”). We also recorded unrealized fair value gains of $13,346 on trading securities, compared to $22,366 of unrealized fair value losses on trading securities for the nine months ended September 2009 and 2008, respectively.

Strategic Priorities

          Our competitive strengths are:

•

Lowest Cost Provider. We believe OLS has the lowest operating cost in the sub-prime mortgage servicing industry. Based on average industry cost information provided by a third party valuation consultant, OLS’ net cost to service a non performing loan was 57% lower than the average net cost for the subprime industry as of August 31, 2009.

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

•

High Barriers to Entry. Our servicing platform runs on a proprietary information technology system developed over a 20-year period at a cost of more than $140,000. We license this technology from Altisource under long-term agreements. These licensed tools are enhanced by a feedback loop that provides updated information on the latest servicing and property valuation data gathered by Ocwen and its affiliates. Currently, Altisource employs over 270 software developers focused on identifying additional opportunities to automate manual processes to eliminate variability and to increase the quality and timeliness of decision-making processes and information transfers.

•

Scalability and Flexibility. With our highly automated, artificial intelligence driven technology platforms and global workforce, we can quickly scale our servicing platform to handle acquired loan portfolios with modest infrastructure additions.

          To enhance our competitive strengths, we continue to focus on three initiatives having completed the Separation on August 10, 2009:

1.	Liquidity and balance sheet strength

2.	Revenue opportunities

3.	Quality and cost structure leadership

Achieving these initiatives, as more fully described in the following sub-sections, will reinforce our competitive strengths.

          Liquidity and Balance Sheet Strength. We believe our liquidity position and balance sheet provide us with greater flexibility and a commercial advantage over our competitors to pursue attractive investment opportunities. We focused this quarter on further increasing borrowing capacity and were successful, as more fully described in the Executive Summary—Liquidity section below. On August 18, 2009, we completed a secondary equity offering and raised $274,980, net of offering expenses. As a result, we ended the quarter with $408,869 of liquidity, which is more than triple our recourse borrowings of $120,781, and $720,221 of unused lines of credit. The unused borrowing capacity in the Servicing business may be utilized in the future by pledging additional qualifying collateral to our facilities.

          We negotiated a significant change to our advance financing facilities during the third quarter whereby we are permitted to borrow less than the maximum available funds. This enabled us to minimize interest expense by reducing our intra-quarter cash balances. We reduced our third quarter interest expense by $620. Third quarter other expense, net, reflects a $1,600 net gain resulting from the early termination of the $165,000 medium term advance note in anticipation of a TALF offering. This gain includes the realization of an unamortized basis adjustment from the prior extinguishment of a related hedge position, partly offset by early termination consent payments to note holders and recognition of unamortized financing costs.

          We believe an offering under the Term Asset-Backed Securities Loan Facility program (TALF) will enhance our liquidity and balance sheet. We expect to issue an initial TALF note of $165,000 to $200,000 and expect to raise an additional $200,000 to $300,000 via the TALF facility shortly thereafter.

          Revenue Opportunities. We believe that the current economic environment combined with government initiatives affords us a unique opportunity.

•	Acquisition of Servicing Rights. We expect $50 billion of mortgage servicing portfolios to come to market by the end of the first quarter of 2010.

•	Subservicing Opportunities. We were awarded $9.7 billion of subservicing on October 29, 2009. Advances on this portfolio are financed by the servicer, not Ocwen.

•

Special Servicing Opportunities. We are aggressively pursuing special servicing opportunities. In February 2009, we were selected as a special servicer of non-performing loans for Freddie Mac under a high-risk-loan pilot program. On August 10, 2009, we entered into an Interim Servicing Master Agreement under which we will provide mortgage loan servicing with respect to approximately 24,000 non-performing single family mortgage loans owned by Freddie Mac with an aggregate UPB of approximately $4.4 billion. As with subservicing, special servicing requires limited capital.

•	HAMP and Non-HAMP Modifications. We expect completed loan modifications for the fourth quarter of 2009 to increase significantly to approximately 10,000 to 15,000.

          Quality and Cost Structure. As detailed under Superior Loss Mitigation and Cash Management above, two recent independent studies comparing servicer performance in servicing non-performing residential loans confirmed that we lead the industry in realizing cash flows for investors and keeping families in their homes. We were able to reduce operating expenses by 31% in the third quarter of 2009 compared to the third quarter of 2008 and 20% in the first nine months of 2009 compared to 2008.

          Separation of Ocwen Solutions. We completed the Separation on August 10, 2009.

          On November 12, 2008, our Board of Directors authorized management to pursue the Separation, through a tax-free spin-off into a newly formed publicly-traded company, of all of our business operations currently included within the OS business line except for BMS Holdings and GSS. In accordance with Section 367 of the Internal Revenue Code, Ocwen incurred income tax expense of $50,631 determined based on the excess of the fair market value of Altisource assets over Ocwen’s tax basis in the same assets.

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

          On August 10, 2009, the shares of Altisource were distributed to the Ocwen shareholders and Convertible Notes holders of record as of August 4, 2009, in the form of a pro rata stock distribution. Each Ocwen shareholder received one share of Altisource common stock for every three shares of Ocwen common stock held as of the close of business on the record date of the distribution, August 4, 2009. Each Convertible Notes holder participated in the distribution of Altisource shares based on the conversion ratio of the Convertible Notes, consistent with the pro rata distribution ratio of one share of Altisource common stock for every three shares of Ocwen common stock, without conversion of the Convertible Notes into common shares of Ocwen. Accordingly, upon the separation of Altisource and Ocwen, there was no adjustment to the conversion ratio of the Convertible Notes.

          Altisource’s largest customer will initially be Ocwen, and Altisource entered into long-term services contracts with Ocwen for terms of up to eight years. There are other arrangements between Altisource and Ocwen that will continue following the Separation to govern certain ongoing relationships and to provide for an orderly transition to the status of two independent companies. Under these agreements, Altisource and Ocwen will both provide and receive certain corporate services at prevailing market rates. See Note 23 to the Interim Consolidated Financial Statements for additional details of the contractual agreements between Ocwen and Altisource.

          Although Altisource is a separate company from Ocwen after the Separation, Altisource and Ocwen have the same Chairman of the Board, William C. Erbey. Mr. Erbey is also the current Chief Executive Officer of Ocwen and will remain in that role. (Mr. Erbey will serve as Altisource’s Non-executive Chairman). As a result, he has obligations to Ocwen as well as to Altisource.

Outlook

          Revenue of our servicing segment is a function of UPB and the number of delinquent loans that resolve either through borrower payments, modifications (HAMP and non-HAMP) or through REO sales. The importance of loan resolution is heightened by our revenue recognition policies. We do not recognize delinquent servicing fees or late fees until cash is collected.

          The following loan modification scenarios describe the timing of our revenue recognition. The following amounts, which are not presented in thousands, are illustrative and can fluctuate:

1.	When a loan is brought current via our non-HAMP modification process, we earn $500 on deferred servicing fees and $500 on late fees.

2.

When a loan is brought current via our HAMP modification process we earn $500 on deferred servicing fees, forfeit $500 of late fees and accrue $1,000 in HAMP success fees, or $1,500 if the loan was in imminent risk of default. However, if the loan is in imminent risk of default there will be no deferred servicing fees.

          We conceptualize the flow of loan modification activities as a pipeline leading to modification of the loan or sale of the REO. The following process describes our modification pipeline:

1.

First, the loan and borrower are evaluated for HAMP eligibility. If the criteria are met, then the HAMP documentation and trial offer phases proceed. The three most common reasons for failure to qualify for HAMP are inability to meet the debt to income (DTI) ratio, inadequate documentation or inadequate or inconsistent income.

2.

If the criteria to qualify for HAMP are not met, then the loan and borrower are evaluated utilizing non-HAMP criteria that are more flexible than HAMP and focus on ability to pay and maximizing returns for investors. If the criteria are met, then the non-HAMP documentation and trial offer phases proceed.

3.	If the loan and borrower qualify for neither a HAMP nor a non-HAMP modification, then liquidation proceeds via either the short sale or foreclosure and REO sales process.

          For the nine months ended September 30, 2009, 4% of completed modifications have been HAMP and the remaining 96% non-HAMP. The split between HAMP and non-HAMP modifications is to be expected since the earliest period in which completed HAMP modifications could occur was the third quarter. As of September 30, 2009, 53% of active trial modifications were HAMP and 47% were non-HAMP.

          Completed modifications have been lower in the second and third quarters of 2009 than in prior quarters due to the challenges in collecting the requisite documentation from borrowers and changes in our work streams required by the HAMP program. At this point, the principal process and system enhancements have been placed in production.

          We completed 7,003 modifications in the third quarter of 2009, of which 1,229 were HAMP and 5,774 were non-HAMP. The number of completed modifications in the third quarter of 2009 is 14% lower than the 8,157 modifications completed in the second quarter of 2009.

          The number of completed modifications correlates with the number of trial offers made to borrowers in the prior quarter, and this figure declined by 72% from the first quarter of 2009 to the second quarter. Trial offers increased by 39% in the third quarter of 2009 compared to the second quarter of 2009. Active trial modifications represent an inventory of potential completed modifications in the following quarter. We expect the 6,937 active trial modifications in the third quarter of 2009 to contribute about half of the completed modifications in the fourth quarter of 2009 with the remainder coming from non-HAMP modifications initiated and completed in the fourth quarter. We expect to complete 10,000 to 15,000 total modifications during the fourth quarter of which approximately 20% to 30% are likely be HAMP modifications.

Liquidity

          Cash totaled $195,584, or 10% of total assets at September 30, 2009. This compares to cash of $201,025, or 9% of total assets at December 31, 2008, and cash of $162,306, or 7% of total assets a year ago at September 30, 2008. Cash and available credit on advance facilities (representing undrawn capacity for which collateral has been pledged) totaled $408,869 as of September 30, 2009. Cash and available credit as of June 30, 2009 was $213,911. Thus, our cash and available credit increased by $194,958 or 91% through the quarter. The net increase is less than the net proceeds from our common stock offering having paid off other borrowings of $77,842.

          Our borrowings as of September 30, 2009 include $167,168 borrowed under the investment line term note that is used to finance the auction rate securities that we are carrying at a fair value of $250,099. In the first nine months of 2009, we repaid $33,551 of the investment line term note principal. This amount includes proceeds of $2,500 from the redemption at par of certain securities. On April 30, 2009, we renewed this term note through June 2010. We renewed this agreement early under terms substantially similar to the previous agreement except that amortization payments are now $3,000 per month.

          Excluding the investment line, our borrowings have decreased by $517,918 since December 31, 2008. The decline in borrowings of the Servicing segment reflects a decline in advances and the $97,987 repayment of our MSR facility, including a final payment of $41,994 on August 21, 2009. The decline in borrowings of the Loans and Residuals segment represents the early redemption of the $18,154 note on which the loans had been pledged as collateral, including a final payment of $11,315 on September 23, 2009. Corporate Items and Other borrowings declined as a result of the $33,551 repayments on the investment line through September 30, 2009 and the February 2009 repurchase of 3.25% Convertible Notes with a face value of $25,910.

          Excluding the investment line, our total maximum borrowing capacity was $1,317,000 as of September 30, 2009, a decrease of $23,747 as compared to December 31, 2008. This decrease is primarily due to a decline in the borrowing capacity of the Loans and Residuals and Financial Services segments. The continued strength in Servicing borrowing capacity is principally the result of entering into two new facilities in March 2009, expanding an existing facility in May 2009 and the early termination of a $165,000 medium term advance note in anticipation of a TALF offering. One of the new facilities represented a $60,000 advance in the form of zero-coupon bonds that we initially recorded at $45,373, net of a discount of $14,627. The other new facility is a $7,000 term note. Both of these new facilities are secured by the pledge of advances. We also increased the maximum borrowing capacity under an existing facility from $300,000 to $500,000 and extended the amortization date by one year to May 4, 2010.

          At September 30, 2009, excluding the investment line, $720,221 of our total maximum borrowing capacity remained unused, all attributable to the Servicing business. The unused borrowing capacity in the Servicing business may be utilized in the future by pledging additional qualifying collateral to our facilities.

          With the continuing decline of our advance balances and the success of our other liquidity initiatives, we believe that we will have sufficient borrowing capacity to finance advances on our current servicing portfolio through the first quarter of 2010 even if we are unable to negotiate any new facilities or any renewals or increases of existing facilities. However, we anticipate issuing an initial fixed-rate medium term TALF note of $165,000 to $200,000.

          In the first nine months of 2009, financing costs declined from the level in the first nine months of 2008 due to lower advance balances and the strategy we implemented to reduce interest expense by using our cash reserves and proceeds from our equity offering to reduce advance finance borrowings. One-month LIBOR, which is the reference rate for most of our borrowings declined significantly in the first nine months of 2009, although the effect of this decrease on our cost of borrowing was more than offset by higher facility costs and higher average spreads over LIBOR. As a result, the interest rate we incurred on the average balance of our debt outstanding under match funded facilities and lines of credit and other secured borrowings increased to 6.86% for the first nine months of 2009 from 6.22% for the first nine months of 2008.

CRITICAL ACCOUNTING POLICIES

          Our ability to measure and report our operating results and financial position is significantly influenced by the need to estimate the impact or outcome of risks in the marketplace or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail on pages 24 through 27 of Management’s Discussion and Analysis of Results of Operations and Financial Condition and in Note 1 of our Consolidated Financial Statements for the year ended December 31, 2008 included in Exhibit 99.1 on Form 8-K filed July 16, 2009. Such policies have not changed during 2009.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITION

Operations Summary

The following table summarizes our consolidated operating results for the periods ended September 30, 2009 and 2008. We have provided a more complete discussion of operating results by line of business in the Segments section.

	Three months			Nine months

	2009	2008	% Change	2009	2008	% Change

Consolidated:
Revenue	$83,352	$121,261	(31)%	$307,121	$380,737	(19)%
Operating expenses	53,373	77,458	(31)	198,289	246,799	(20)

Income from operations	29,979	43,803	(32)	108,832	133,938	(19)
Other income (expense), net	(6,521)	(20,393)	(68)	(35,765)	(98,999)	(64)

Income from continuing operations before taxes	23,458	23,410	—	73,067	34,939	109
Income tax expense	65,294	8,330	nm	82,803	11,693	nm

Income from continuing operations	(41,836)	15,080	nm	(9,736)	23,246	nm
Income (loss) from discontinued operations, net of taxes	(231)	(186)	24	633	(5,572)	111

Net income (loss)	(42,067)	14,894	nm	(9,103)	17,674	nm
Net loss (income) attributable to non-controlling interest in subsidiaries	36	82	(56)	11	(143)	108

Net income (loss) attributable to Ocwen Financial Corporation	$(42,031)	$14,976	nm	$(9,092)	$17,531	nm

Segment income (loss) from continuing operations before taxes:
Servicing	$17,681	$29,024	(39)	$58,381	$82,315	(29)
Loans and Residuals	(82)	(521)	(84)	(7,063)	(9,622)	(27)
Asset Management Vehicles	(1,638)	(3,324)	(51)	(3,567)	(6,046)	(41)
Mortgage Services	3,819	2,706	41	17,815	10,089	77
Financial Services	(2,935)	(3,816)	(23)	(5,969)	(6,387)	(7)
Technology Products	2,331	2,057	13	9,590	635	nm
Corporate Items and Other	4,282	(2,716)	nm	3,880	(36,045)	nm

	$23,458	$23,410	—	$73,067	$34,939	109

          Income from operations declined by 32% in the third quarter of 2009 as compared to 2008 reflecting a significant reduction in revenue that was partially offset by a decline in operating expense. Higher income tax expense, including a one-time tax expense arising from the Separation, was partially offset by lower interest expense and a net unrealized gain on securities and loans, resulting in a $57,007 decrease in net income (loss) attributable to Ocwen. We completed the Separation transaction on August 10, 2009 by distributing our Ocwen Solutions line of business, except for BMS Holdings and GSS. The consolidated operating results for the third quarter of 2009 include the results of the separated businesses through August 9, 2009.

          Total revenues declined by $37,909 or 31% in the third quarter of 2009 as compared to 2008 principally because of a decrease in Servicing revenue and the impact of the Separation. The two primary drivers of the decline in Servicing revenue are lower UPB and a decline in completed loan modifications in connection with the implementation of the HAMP.

          Total operating expenses were $24,085, or 31% lower in the third quarter of 2009 as compared to 2008. This is primarily due to declines in operating expenses at the Servicing segment and the impact of the Separation. Operating expenses of the Servicing segment declined primarily due to lower amortization of servicing rights on a smaller servicing portfolio and lower servicing and origination expense as a result of a reduction in loan payoffs and reduced staffing levels. Operating expenses in the third quarter of 2009 include approximately $1,528 of affiliate expenses payable to Altisource subsequent to August 10, 2009 through September 30, 2009 for technology and communication expenses.

          Other expense, net, for the third quarter of 2009 was $6,521 as compared to $20,393 for the third quarter of 2008, a favorable variance of $13,872. This variance is primarily the result of the following factors:

•

In the Servicing segment, interest expense on match funded liabilities and lines of credit was $1,218 lower in the third quarter of 2009. This decline occurred primarily because the decline in the average balance of advances outweighed the impact of an increase in interest rates that resulted from higher spreads over LIBOR and higher facility fees charged by lenders on new and renewed financing facilities.

•

In the Loans and Residuals segment, a $1,585 increase in unrealized gains on residual securities in the third quarter of 2009 was partly offset by a $568 increase in charges to reduce loans to fair value and a $502 decrease in net interest income related to loans and residuals.

•

In the Asset Management Vehicles segment, our equity interest in the losses of OSI and ONL and affiliates for the third quarter of 2009 was $1,869 lower than the third quarter of 2008. The higher losses in 2008 reflect higher charges to reduce residual securities, loans and real estate to fair value.

•

In Corporate Items and Other, we recorded an unrealized gain of $7,314 on our auction rate securities in the third quarter of 2009 based on improvements in the underlying collateral markets and liquidity solution discussions with counterparties. We did not recognize any gains or losses on auction rate securities in the third quarter of 2008.

Financial Condition Summary

          As of September 30, 2009, total assets declined by $362,047, or 16% from December 31, 2008. This decrease was due to declines in all asset categories except for trading securities. The Separation led to reductions in cash, deferred tax assets, net, and goodwill and intangibles, net. We discuss the declines in match funded advances and MSRs under the respective subsections in the Segments—Servicing section. We discuss the increase in auction rate trading securities under the respective subsection in the Segments—Corporate Items and Other section.

          Total liabilities declined by $609,866, or 37% from December 31, 2008 to September 30, 2009. This decrease was the result of declines in all liability categories except for income taxes payable. We discuss the significant declines in match funded liabilities, lines of credit and other secured borrowings and servicer liabilities under the respective subsections in the Segments—Servicing section. We discuss the declines in the investment line and debt securities, as well as the increase in income taxes payable, under the respective subsection in the Segments—Corporate Items and Other section.

          At September 30, 2009, total equity was $857,460, an increase of $247,819 over December 31, 2008. This increase was primarily due to net proceeds of $274,980 from the public offering of 32,200,000 shares of common stock in August and proceeds of $60,187 from the private placement of 5,471,500 shares of common stock in April. Offsetting these increases were the distribution of $71,448 of net assets in connection with the Separation, the repurchase of 1,000,000 shares of common stock for $11,000 and a net loss of $9,092.

          For a discussion of our current liquidity position, see the Executive Summary—Liquidity and the Liquidity and Capital Resources sections.

SEGMENTS

          The following section provides a discussion of changes in the financial condition of our business segments during the nine months ended September 30, 2009 and a discussion of the results of continuing operations of our business segments for the three and nine months ended September 30, 2009 and 2008. Due to the Separation, as of August 10, 2009, neither the assets and liabilities, nor the subsequent operations of the Mortgage Services, Financial Services and Technology Products segments, except for BMS and GSS, are included in our results. These partial quarter results of Ocwen Solutions may not be indicative of results for the full quarter and were ahead of the previous quarter’s results for the same period, excluding a one-time expense for facility closures of $2,304. As a separate, publicly-traded company, Altisource Portfolio Solutions S.A. (NASDAQ:ASPS) will file a Form 10-Q with the Securities and Exchange Commission.

          The following table presents assets and liabilities of each of our business segments at September 30, 2009:

	Ocwen Asset Management			Ocwen Solutions
	Servicing	Loans and Residuals	Asset Management Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Assets
Cash	$6	$141	$—	$243	$—	$—	$195,464	$—	$195,854
Trading securities, at fair value:
Auction rate	—	—	—	—	—	—	250,099	—	250,099
Subordinates and residuals	—	4,327	—	—	—	—	90	—	4,417
Loans held for resale	—	36,618	—	—	—	—	—	—	36,618
Advances	126,787	4,432	—	—	—	—	141	—	131,360
Match funded advances	879,444	—	—	—	—	—	—	—	879,444
Mortgage servicing rights	124,989	—	—	—	—	—	—	—	124,989
Receivables	19,621	1,338	468	82	—	71	11,555	—	33,135
Deferred tax asset, net	—	—	—	—	—	—	129,116	—	129,116
Premises and equipment	37	—	—	—	3	52	3,862	—	3,954
Investment in unconsolidated entities	—	—	18,685	—	—	—	79	—	18,764
Other assets	46,331	6,335	(100)	8	—	—	14,729	—	67,303
Total assets	$1,197,215	$53,191	$19,053	$333	$3	$123	$605,135	$—	$1,875,053

Liabilities
Match funded liabilities	$529,779	$—	$—	$—	$—	$—	$—	$—	$529,779
Lines of credit and other secured borrowings	54,665	—	—	—	—	—	—	—	54,665
Investment line	—	—	—	—	—	—	167,168	—	167,168
Servicer liabilities	59,355	—	—	—	—	—	102	—	59,457
Debt securities	—	—	—	—	—	—	109,814	—	109,814
Income taxes payable	—	—	—	—	—	—	18,940	—	18,940
Other liabilities	36,467	1,206	388	13	—	—	39,696	—	77,770
Total liabilities	$680,266	$1,206	$388	$13	$—	$—	$335,720	$—	$1,017,593

          The following table presents the statements of continuing operations before income taxes for each of our business segments for the nine months ended September 30, 2009:

	Ocwen Asset Management			Ocwen Solutions
	Servicing	Loans and Residuals	Asset Management Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Revenue
Servicing and subservicing fees	$170,846	$—	$—	$535	$31,328	$—	$6	$(883)	$201,832
Process management fees	28,692	—	—	53,534	8,965	1,853	(2)	4,471	97,513
Other revenues	1	—	1,429	(17)	—	26,478	677	(20,792)	7,776
Total revenue	199,539	—	1,429	54,052	40,293	28,331	681	(17,204)	307,121

Operating expenses
Compensation and benefits	24,100	17	2,701	7,148	19,945	5,289	15,558	—	74,758
Amortization of servicing rights	25,743	—	—	—	—	—	—	—	25,743
Servicing and origination	5,696	7	—	22,325	8,260	—	(11)	—	36,277
Technology and communications	8,961	171	259	2,594	4,908	9,742	2,816	(15,956)	13,495
Professional services	6,402	(12)	427	517	1,746	9	12,746	(63)	21,772
Occupancy and equipment	7,542	3	119	759	2,871	1,382	2,380	—	15,056
Other operating expenses	19,478	2,016	(976)	3,696	7,271	2,216	(22,122)	(391)	11,188
Total operating expenses	97,922	2,202	2,530	37,039	45,001	18,638	11,367	(16,410)	198,289

Income (loss) from operations	101,617	(2,202)	(1,101)	17,013	(4,708)	9,693	(10,686)	(794)	108,832

Other income (expense):
Interest income	205	5,253	—	2	—	—	951	—	6,411
Interest expense	(46,829)	(1,437)	—	(28)	(1,285)	(289)	(240)	—	(50,108)
Gain (loss) on trading securities	—	124	—	—	—	—	13,222	—	13,346
Gain on debt redemption	1,600	—	—	—	—	—	534	—	2,134
Loss on loans held for resale, net	—	(8,783)	—	—	—	—	—	—	(8,783)
Equity in earnings of unconsolidated entities	—	—	(2,466)	—	—	—	—	858	(1,608)
Other, net	1,788	(18)	—	828	24	186	99	(64)	2,843
Other income (expense), net	(43,236)	(4,861)	(2,466)	802	(1,261)	(103)	14,566	794	(35,765)
Income (loss) from continuing operations before income taxes	$58,381	$(7,063)	$(3,567)	$17,815	$(5,969)	$9,590	$3,880	$—	$73,067

          We report the operating results of BOK, which are included in Corporate Items and Other, as discontinued operations. See Note 5 to the Interim Consolidated Financial Statements for additional information.

Servicing

          Three Months Ended September 2009 versus September 2008. Servicing continues to be our most profitable segment despite a 28% decline in total revenue in the third quarter of 2009 as compared to 2008. A significant factor in the decline in Servicing and subservicing fees in the third quarter of 2009 was attributable to the effects of implementing HAMP which caused loan modifications that would ordinarily have been completed in the quarter to be delayed. In addition, the average UPB of loans that we service for others was 11% lower in the third quarter of 2009 as compared to the third quarter of 2008. Lower float balances and lower interest rates led to a decline in float earnings. The decline in revenue was somewhat offset by a 24% decline in operating expenses. Amortization of MSRs declined due to a decline in projected prepayment speeds. Servicing and origination expense declined as a result of a decline in voluntary loan payoffs, and compensation and benefits expense declined as a result of a 7% reduction in average staffing levels. As a result, income from operations declined by $14,471, or 32%, in the third quarter of 2009 as compared to 2008. Total interest expense declined by $1,557, or 9%, and income before income taxes declined by $11,343, or 39%, in the third quarter of 2009.

          The delinquency rate has remained relatively stable and total advances have continued to decline in 2009. Lower UPB and increased sales of foreclosed real estate also contributed to the decline in advances. We expect delinquency rates to remain flat for the remainder of 2009 which will lead to further reductions in advances as our seasoned portfolio matures.

          Excluding loans serviced for Freddie Mac, the number of non-performing loans serviced declined by 3,008 in the third quarter of 2009. The UPB of non-performing loans as a percentage of the portfolio serviced, excluding loans serviced for Freddie Mac, decreased from 27.4% at June 30, 2009 to 26.9% at September 30, 2009. Prepayment speed was lower in the third quarter of 2009 primarily due to a decline in loan payoffs offset by an increase in real estate sales. Real estate sales and other involuntary liquidations accounted for approximately 83% of prepayments during the third quarter of 2009 as compared to approximately 73% for the third quarter of 2008.

          Implementation of HAMP. During the first quarter of 2009, the President and U.S. Department of the Treasury announced and issued guidelines for HAMP. This program provides a financial incentive for us to modify qualifying loans in accordance with the plan’s guidelines and requirements. In order to qualify for the initial and subsequent financial incentives, each loan modification must meet specific guidelines and criteria. A significant part of the process is a trial modification period that must last for 90 days in order to qualify for the initial base incentive fee per loan. An additional subsequent annual success incentive fee per loan is earned annually provided the borrower continues to perform under the modification in accordance with program guidelines.

          We recognize revenue in the form of deferred servicing fees and ancillary fee income whenever we return a loan to performing status whether it be through a HAMP modification, a non-HAMP modification or otherwise.

          HAMP is more document intensive than most of our previous loan modification efforts (which extends timelines due to the delay in borrowers responding to document requests). This, along with the extensive set of rules imposed by the government under HAMP in the second quarter of 2009, obligated us to review all in-process loan modifications essentially restarting the process using different underwriting and documentation requirements. HAMP modification offers were extended to 7,125 borrowers in the third quarter of 2009 as compared to 3,412 in the second quarter of 2009.

          As a result, we experienced a 64% decline in the number of completed modifications as compared to the third quarter of 2008, and a 14% decline as compared to the second quarter of 2009. We completed 19,263 modifications in the third quarter of 2008 as compared to 7,003 loan modifications in the third quarter of 2009. See Executive Summary—Outlook for additional details on loan modifications.

          Nine Months Ended September 2009 versus September 2008. Year to date revenue declined by 25% in 2009 as compared to the same period of 2008. A significant factor in the decline in Servicing and subservicing fees in the first nine months of 2009 was attributable to the effects of implementing HAMP resulting in a timing delay with respect to revenue recognition (see Executive Summary—Outlook for details). Additionally, the average UPB of loans that we service for others was 17% lower in the first nine months of 2009 as compared to 2008. Lower float balances and lower interest rates resulted in a decline in float earnings. The decline in revenue was somewhat offset by a 22% decline in operating expenses, primarily amortization of servicing rights, compensation and benefits expense and servicing and origination expense. Amortization of MSRs declined due to declines in projected prepayment speeds and acquisitions of MSRs. Servicing and origination expense declined as a result of a decline in voluntary loan payoffs, and compensation and benefits expense declined as a result of a 17% reduction in average staffing levels. As a result, income from operations declined by $38,475, or 27% in the first nine months of 2009 as compared to 2008. Total interest expense declined by $11,912, or 20%, and income before income taxes declined by $23,934, or 29% in the first nine months of 2009.

          The following table provides key business data and other selected revenue and expense items of our residential servicing business at or for the three and nine months ended September 30:

	Three months			Nine months
	2009	2008	% Change	2009	2008	% Change
Average UPB of loans and real estate serviced	$39,313,253	$44,017,358	(11)%	$39,687,633	$47,862,914	(17)%
Prepayment speed (average CPR)	20%	26%	(23)	21%	25%	(16)
UPB of non-performing loans and real estate serviced as a % of total at September 30 (1)(2)	26.9%	22.7%	19	26.9%	22.7%	19
Average number of loans and real estate serviced	289,568	355,638	(19)	300,058	387,059	(22)
Number of non-performing loans and real estate serviced as a % of total at September 30 (1)(2)	18.5%	16.7%	11	18.5%	16.7%	11
Average float balances	$385,900	$371,600	4	$395,000	$403,500	(2)
Average balance of advances and match funded advances	$998,907	$1,190,795	(16)	$1,041,319	$1,286,369	(19)
Average balance of MSRs	$129,704	$159,090	(18)	$134,009	$175,109	(23)
Collections on loans serviced for others	$1,591,973	$2,535,501	(37)	$5,222,974	$8,575,452	(39)
Servicing and subservicing fees (excluding float and ancillary income)	$41,317	$54,547	(24)	$129,555	$167,790	(23)
Float earnings	$866	$1,718	(50)	$3,906	$8,719	(55)
Amortization of servicing rights (3)	$8,113	$12,106	(33)	$25,118	$40,438	(38)
Interest expense on match funded liabilities and lines of credit	$13,530	$14,747	(8)	$40,342	$52,358	(23)
Compensating interest expense	$382	$581	(34)	$1,045	$2,710	(61)
Operating expenses directly related to loss mitigation activities	$6,412	$7,556	(15)	$20,096	$22,723	(12)

(1)	Excluding loans serviced for Freddie Mac. Also excludes real estate serviced pursuant to our contract with the VA that expired on July 24, 2008.

(2)	At December 31, 2008, the UPB of non-performing assets comprised 24.3% of total UPB and the number of non-performing assets serviced comprised 19% of total UPB.

(3)

During the three months ended September 30, 2009, amortization of servicing liabilities exceeded the amount of charges we recognized to increase our servicing liability obligations by $954. We reported this net amount as a reduction in amortization of servicing rights. During the nine months ended September 30, 2009, the amount of charges we recognized to increase our servicing liability obligations exceeded amortization by $625. We reported this net amount as an increase in amortization of servicing rights. The total amount of amortization of servicing rights reported by the Servicing segment for the three and nine months ended September 30, 2009 is $7,159 and $25,743, respectively.

The following table sets forth information regarding residential loans and real estate serviced for others:

	Loans (1)		Real Estate (2)		Total (4)(5)
	Amount	Count	Amount	Count	Amount	Count
September 30, 2009:
Performing	$27,712,867	228,575	$—	—	$27,712,867	228,575
Non-performing (3)	10,102,719	52,540	2,478,112	11,841	12,580,831	64,381
	$37,815,586	281,115	$2,478,112	11,841	$40,293,698	292,956
December 31, 2008:
Performing	$30,416,049	261,387	$—	—	$30,416,049	261,387
Non-performing	6,937,002	47,611	2,818,481	13,517	9,755,483	61,128
	$37,353,051	308,998	$2,818,481	13,517	$40,171,532	322,515
September 30, 2008:
Performing	$32,290,885	279,206	$—	—	$32,290,885	279,206
Non-performing	6,137,690	39,790	4,020,456	23,491	10,158,146	63,281
	$38,428,575	318,996	$4,020,456	23,491	$42,449,031	342,487

(1)

Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)

Real estate includes $694,663 of foreclosed residential properties serviced for the VA at September 30, 2008. We elected not to renew our contract with the VA in July 2008 and completed the transition of the remaining properties to the new service provider in October 2008.

(3)	Non-performing loans at September 30, 2009 include loans serviced for Freddie Mac.

(4)

At September 30, 2009, we serviced 194,774 subprime loans and real estate with a UPB of $27,888,502 as compared to 227,929 subprime loans with a UPB of $32,776,696 at December 31, 2008. At September 30, 2008, we serviced 240,555 subprime loans and real estate with a UPB of $34,759,902.

(5)

We hold subservicing contracts for 113,546 residential loans and real estate with a UPB of $13,254,631 as of September 30, 2009. This compares to 108,545 residential loans and real estate with a UPB of $10,340,878 as of December 31, 2008 and 122,759 residential loans and real estate with a UPB of $10,729,971 at September 30, 2008.

          The following table sets forth information regarding the changes in our portfolio of residential assets serviced for others:

	Amount	Count

Servicing portfolio at December 31, 2007	$53,545,985	435,616
Additions	518,439	4,483
Runoff	(3,939,848)	(36,395)

Servicing portfolio at March 31, 2008	50,124,576	403,704
Additions	255,912	2,421
Runoff	(4,712,421)	(37,347)

Servicing portfolio at June 30, 2008	45,668,067	368,778
Additions	146,000	1,075
Runoff	(3,365,036)	(27,366)

Servicing portfolio at September 30, 2008	42,449,031	342,487
Additions	677,000	1,790
Runoff	(2,954,499)	(21,762)

Servicing portfolio at December 31, 2008	40,171,532	322,515
Additions	3,626,000	11,036
Runoff	(3,008,397)	(29,451)

Servicing portfolio at March 31, 2009	40,789,135	304,100
Additions	57,000	180
Runoff	(2,440,128)	(17,758)

Servicing portfolio at June 30, 2009	38,406,007	286,522
Additions	4,493,000	24,062
Runoff	(2,605,309)	(17,628)

Servicing portfolio at September 30, 2009	$40,293,698	$292,956

          Additions primarily represent servicing purchased from the owners of the mortgages and servicing obtained by entering into subservicing agreements with other entities that own the MSRs. MSR runoff primarily results from principal repayments on loans and sales of real estate. We expect various large servicing portfolios are or may be available for acquisition in the near term. We are pursuing opportunities to acquire additional servicing and subservicing business. We are optimistic about our prospects for maintaining scale and growing the Servicing business through additional servicing acquisitions.

          In addition to acting as servicer and subservicer, we have entered into backup servicing agreements with two large financial institutions. As backup servicer, we have agreed to accept the servicing responsibilities on up to $40,000,000 of mortgage loans in the event that the primary servicer is terminated. As back up servicer, we are entitled to all servicing compensation to which the terminated servicer would have been entitled. We are not required to fund the delinquency or servicer advance obligations or the compensating interest obligations on the loans that we accept. As of September 30, 2009, we were not servicing any loans under these agreements.

Comparative selected balance sheet data is as follows:

	September 30, 2009	December 31, 2008

Advances	$126,787	$97,098
Match funded advances	879,444	1,100,555
Mortgage servicing rights (Residential)	124,989	139,500
Receivables	19,621	7,936
Debt service accounts	39,738	58,468
Other	6,636	13,058

Total assets	$1,197,215	$1,416,615

Match funded liabilities	$529,779	$961,939
Lines of credit and other secured borrowings	54,665	97,987
Servicer liabilities	59,355	135,649
Other	36,467	23,138

Total liabilities	$680,266	$1,218,713

          Advances and Match Funded Advances. When the borrower does not make a full principal and interest payment, we are required under most of our servicing agreements to advance funds to the investment trust. However, we are obligated to advance funds only to the extent that we believe that the advances are recoverable from loan proceeds. Most of our advances have the highest standing for reimbursement from payments, repayments and liquidation proceeds at the loan level. In addition, for any advances that are not covered by loan proceeds, the large majority of our pooling and servicing agreements provide for reimbursement at the pool level using collections on other loans. We are also required to pay property taxes and insurance premiums, to process foreclosures and to advance funds to maintain, repair and market real estate properties on behalf of investors, and these advances are accorded the same high priority for repayment as principal and interest advances. We generally recover our advances in full when foreclosed properties are sold, and this is also generally true when we modify a loan.

          During the nine months ended September 2009, the combined balance of advances and match funded advances decreased by $191,422, or 16%. Within the combined balance of advances and match funded advances, advances increased due to the transfer of certain collateral from special purpose entities (SPEs) categorized as match funded to an SPE not categorized as match funded.

          Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We make these transfers under the terms of four advance facility agreements. We either retain control of the advances, or the advances are transferred to trusts that are not QSPEs. As a result, we include the SPEs in our Consolidated Financial Statements. The match funded advances are owned by the SPEs and are not available to satisfy general claims of our creditors. Conversely, the holders of the debt issued by the SPEs can look only to the assets of the issuer for satisfaction of the debt and have no recourse against OCN. Nevertheless, OLS has guaranteed the payment of the obligations of the issuer under the match funded facility that we executed in April 2008. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period in May 2010.

          Mortgage Servicing Rights. The unamortized balance of residential MSRs is primarily related to subprime residential loans. Residential MSRs decreased by $14,511 during the first nine months of 2009 primarily due to amortization expense of $25,118 that exceeds acquisitions of $10,241.

          Match Funded Liabilities. Match funded liabilities are obligations secured by the related match funded assets and are repaid through the cash collections arising from those assets. We account for and report match funded liabilities as secured borrowings with pledges of collateral. All of our match funded liabilities are secured by advances on loans serviced for others. On August 11, 2009, we repaid the $165,000 fixed rate term note that was outstanding under one of our match funded facilities. The majority of the borrowing under this note was transferred to the variable funding note under the same facility. The $432,160 decrease in match funded liabilities during the first nine months of 2009 is in part the result of the $221,111 reduction in the balance of match funded advances. In addition, during the third quarter of 2009, we implemented a strategy to reduce interest expense by using our cash reserves and proceeds from our equity offering to reduce advance finance borrowings.

          Unused borrowing capacity under our match funded facilities increased from $257,893 at December 31, 2008 to $720,221 at September 30, 2009. Our maximum borrowing capacity under our match funded facilities was $1,250,000 at September 30, 2009 as compared to $1,215,000 at December 31, 2008.

          Lines of Credit and Other Secured Borrowings. In August 2008, we exercised the option contained in our senior secured credit agreement to issue an 18-month term note to finance MSRs. We transferred the advance collateral that had been pledged to the senior secured credit agreement to existing match funded facilities. In August 2009, we repaid the remaining balance outstanding under the term note. We entered into two new facilities in March 2009. We recorded a $60,000 zero-coupon bond with a five-year term at $45,373, net of a discount of $14,627. We also issued a $7,000 term note maturing in five years with a stated interest rate of 1-Month LIBOR plus 350 basis points. Both notes are similar to the match funded advance facilities and are secured by the pledge of advances.

          Servicer Liabilities. Servicer liabilities represent amounts we have collected, primarily from residential borrowers whose loans we service, which we will deposit in custodial accounts, pay directly to an investment trust or refund to borrowers. We exclude custodial accounts from our balance sheet. Servicer liabilities declined by $76,294 during the first nine months of 2009 largely due to low collection volume primarily resulting from slower voluntary prepayments and a smaller servicing portfolio.

     Comparative selected operations data for the periods ended September 30 is as follows:

	Three months		Nine months

	2009	2008	2009	2008

Revenue:
Servicing and subservicing fees	$52,968	$76,112	$170,846	$240,041
Process management fees and Other	9,150	9,946	28,693	24,944

Total revenue	62,118	86,058	199,539	264,985

Operating expenses:
Compensation and benefits	7,754	10,656	24,100	31,986
Amortization of servicing rights	7,159	12,106	25,743	40,438
Servicing and origination	1,516	4,089	5,696	10,757
Technology and communications	2,993	3,445	8,961	9,208
Professional services	1,783	2,643	6,402	8,044
Occupancy and equipment	2,537	2,218	7,542	8,678
Other	7,007	5,061	19,478	15,782

Total operating expenses	30,749	40,218	97,922	124,893

Income from operations	31,369	45,840	101,617	140,092

Other income (expense):
Interest expense:
Match funded liabilities	(12,605)	(12,747)	(37,257)	(44,511)
Lines of credit and other secured borrowings	(925)	(2,001)	(3,085)	(7,847)
Other	(1,814)	(2,153)	(6,487)	(6,383)

	(15,344)	(16,901)	(46,829)	(58,741)
Other	1,656	85	3,593	964

Total other expense	(13,688)	(16,816)	(43,236)	(57,777)

Income before income taxes	$17,681	$29,024	$58,381	$82,315

Servicing and Subservicing Fees. The principal components of servicing and subservicing fees for the periods ended September 30 are:

	Three months		Nine months

	2009	2008	2009	2008

Residential
Loan servicing and subservicing	$41,317	$54,547	$129,555	$167,790
Late charges	5,360	11,462	21,439	36,601
Custodial accounts (float earnings)	866	1,718	3,906	8,719
Loan collection fees	1,802	2,389	5,663	7,884
Other	3,160	5,840	9,115	18,653

	52,505	75,956	169,678	239,647
Commercial (US)	463	156	1,168	394

	$52,968	$76,112	$170,846	$240,041

          Residential loan servicing and subservicing fees for the three and nine months ended September 2009 declined by 24% and 23% respectively as compared to the same periods of 2008. These declines are primarily due to a decline in the average balance of loans serviced and a decline in revenues associated with loan modifications in connection with the implementation of the HAMP. The average balance of loans serviced during the three and nine months ended September 2009 declined by 11% and 17% respectively as compared to the same periods of 2008 primarily because of a decline in portfolio acquisitions in 2008. The UPB of the servicing portfolio has declined from $42,449,031 at September 30, 2008 to $40,293,698 at September 30, 2009. We completed 7,003 loan modifications in the third quarter of 2009 compared to 19,263 loan modifications in the third quarter of 2008. Year to date, we completed 35,811 loan modifications in 2009 as compared to 47,705 in 2008.

          We collect servicing fees, generally expressed as a percent of the UPB, from the borrowers’ payments and from reimbursements from the securitization trusts. We recognize servicing fees as revenue when earned which is generally upon collection of borrower payments. Delinquencies affect the timing of servicing fee revenue recognition but not the ultimate collection of the fees because servicing fees generally have an even higher standing than advances which are satisfied before any interest or principal is paid by the securitization trust on the bonds. We estimate that during the third quarter of 2009 the balance of uncollected and unrecognized servicing fees related to delinquent borrower payments increased by $2,064 as compared to a decline of $2,698 during the third quarter of 2008. For the year to date periods, uncollected and unrecognized servicing fees related to delinquent borrower payments increased by $7,181 during 2009 as compared to a decline of $37 for 2008. As of September 30, 2009, we estimate that the balance of uncollected delinquent servicing fees that we had not yet recognized as revenue was $57,282 compared to $50,101 at December 31, 2008.

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

          Float earnings includes revenue generated from investments in permitted investments as well as revenues from our investment in auction rate securities. Our investment in auction rate securities is funded by the investment line. The following table summarizes information regarding float earnings for the periods ended September 30:

	Three months		Nine months

	2009	2008	2009	2008

Average custodial account balances	$385,900	$371,600	$395,000	$403,500
Float earnings (1)	$866	$1,718	$3,906	$8,719
Annualized yield	0.90%	1.85%	1.32%	2.88%

(1)

For the third quarter of 2009 and 2008, float earnings included $921 and $1,834, respectively, of income from auction rate securities. For the year to date periods, income from auction rate securities included in float earnings was $3,855 and $8,485, respectively, for 2009 and 2008.

          Process Management Fees. Process management fees are primarily comprised of revenues associated with foreclosed residential real estate marketing activities. These revenues were $9,092 and $9,468 for the third quarter of 2009 and 2008, respectively. Year to date, the revenues related to real estate marketing activities were $28,516 and $23,608 for 2009 and 2008, respectively. The year to date increase in 2009 was largely due to more effective marketing and pricing related to foreclosed residential real estate in the Servicing portfolio. The effect of the increase in rates was partly offset by declines in both the number of properties sold and the average price.

          Compensation and Benefits Expense. The decrease in compensation expense and benefits in the first nine months of 2009 as compared to the first nine months of 2008 is due to a 17% decline in the average number of employees as management responded to a 17% decrease in the average size of the residential servicing portfolio.

          Amortization of Servicing Rights. Amortization of MSRs declined by 33% and 38% during the three and nine months ended September 30, 2009 as compared to the same periods of 2008. This decline occurred because of a reduction in the rate of amortization and the absence of significant acquisitions of MSRs during 2008 and 2009. We amortize mortgage servicing rights in proportion to and over the period of estimated net servicing income. Slower projected mortgage prepayment speeds reduced the rate of amortization because we expect to earn the servicing income over a longer period of time. Average projected prepayment speeds used to compute amortization expense were 19% and 20% for the third quarter and year to date periods of 2009, respectively. For 2008, the average projected prepayment speeds were 25% for both the third quarter and year to date periods. Average projected delinquency rates (past due 90 days or more) used to compute amortization expense were 26% and 25% for the 2009 periods as compared to 22% and 21% for the 2008 periods, respectively.

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

          Interest Expense. Total interest expense in the three and nine months ended September 2009 periods were lower than the 2008 periods by $1,557, or 9%, and $11,912, or 20%, respectively, primarily because of the decline in match funded advances that was partly offset by an increase in effective interest rates. The average combined balance of advances and match funded advances decreased by 16% and 19% during the three and nine months ended September 2009 as compared to the same periods of 2008. Average borrowings of $684,161 were $354,904, or 34%, lower in the third quarter of 2009 than in 2008. Year to date, average borrowings of $805,120 were $359,414, or 31%, lower when compared to 2008. The effective average rate on these borrowings of 7.89% in the third quarter of 2009 was higher by 221 basis points, or 39%, as compared to the third quarter of 2008. For the nine months ended September 2009, the average rate of 6.67% increased by 68 basis points, or 11%, as compared to the same period of 2008. The majority of our credit facilities bear interest at rates that are adjusted regularly based on 1-Month LIBOR. During the third quarter of 2009, the average of 1-Month LIBOR was 0.27% as compared to 2.62% in the third quarter of 2008. The average of 1-Month LIBOR was 0.37% and 2.84% during the first nine months of 2009 and 2008, respectively.

          Average rates have not declined in proportion to the decline in LIBOR principally because of the higher spread over LIBOR charged on the new match funded facilities added in 2008 and those renewed or added in 2009 and because of higher facility fees charged by the lenders. Interest expense includes amortization of facility costs of $7,583 and $2,610 during the third quarter of 2009 and 2008, respectively. Year to date, amortization of facility costs were $18,857 and $9,805 for 2009 and 2008, respectively. Amortization of facility costs in the first nine months of 2008 included the write-off of $2,000 in the first quarter of deferred costs that related to a match funded facility that we decided not to expand or renew.

Loans and Residuals

          Three Months Ended September 2009 versus September 2008. The loss before income taxes for the third quarter of 2009 declined by $439 as compared to the third quarter of 2008. This improvement is largely due to a $987 unrealized gain on subordinate and residual trading securities, a $1,585 improvement over the third quarter of 2008, partly offset by a $568 increase in losses on loans held for resale and a $470 decline in net interest income on loans and securities.

          Nine Months Ended September 2009 versus September 2008. The year to date loss before income taxes for 2009 declined by $2,559 as compared to the same period of 2008. Total net losses on loans held for resale and securities declined by $5,439 in 2009 which more than offset the $2,850 decline in net interest income on these assets. The decline in losses primarily reflects unrealized fair value gains on securities and lower loan charge-offs and valuation adjustments to reduce loans and real estate to fair value.

Comparative selected balance sheet data:

	September 30, 2009	December 31, 2008

Subordinate and residual trading securities	$4,327	$4,204
Loans held for resale	36,618	49,918
Advances on loans held for resale	4,432	4,867
Real estate	5,462	4,682
Other	2,352	3,646

Total assets	$53,191	$67,317

Lines of credit and other secured borrowings	—	17,760
Other	1,206	1,409

Total liabilities	$1,206	$19,169

          Subordinate and Residual Trading Securities. Income from subordinate and residual trading securities is a combination of the net change in the value of securities reflected as a fair value gain or loss and the interest income recognized on cash flows received by us. During the first nine months of 2009, we recorded a net unrealized fair value gain of $124 on subordinate and residual trading securities and recognized $1,793 of interest income.

          Our subordinate and residual securities are not actively traded, and therefore, market quotations are not available. We estimate fair value using an industry accepted discounted cash flow model calibrated for trading activity wherever possible. We estimate expected future cash flows using our best estimate of key assumptions that market participants would use such as discount rate, delinquency rates, cumulative loss rates and prepayment speeds associated with the loans underlying mortgage backed securities. Our loss assumptions range between 19% and 28%.

          Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. The weighted average remaining life of these securities was 2.1 years at September 30, 2009.

          Loans Held for Resale. Loans held for resale represent single-family residential loans originated or acquired that we do not intend to hold until maturity. The balances at September 30, 2009 and December 31, 2008 are net of fair value allowances of $16,468 and $17,491, respectively. Loans held for resale at September 30, 2009 and December 31, 2008 include non-performing loans with a carrying value of $16,394 and $19,193, respectively. The $13,300 decline in carrying value during the first nine months of 2009 is due to payoffs, foreclosures and charge-offs. There were no loan sales during the first nine months of 2009. When we foreclose on the collateral, we transfer the loans to real estate upon receipt of title to the property and market the property for sale.

          Real Estate. Real estate is comprised of properties that we acquire by foreclosure on loans held for resale. These properties are held for sale and are net of fair value allowances of $4,899 and $4,748 at September 30, 2009 and December 31, 2008, respectively. During the first nine months of 2009, transfers from loans held for resale more than offset sales of real estate.

          Lines of Credit and Other Secured Borrowings. Through July 2008, borrowings under lines of credit and other secured borrowing consisted principally of amounts borrowed under repurchase agreements collateralized by loans held for resale. In August 2008, we used the proceeds from the sale of $23,200 of Class A-1 notes, net of a discount of $928, to repay the balance of repurchase agreements outstanding at that time. The $17,760 decline in borrowings during the first nine months of 2009 results both from borrower payments on the loans that serve as collateral for the notes and our repayment in September 2009 of the remainder of the Class A-1 notes that had been sold to third parties. See Note 14 to our Interim Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

Comparative selected operations data for the three and nine months ended September 30 is as follows:

	Three months		Nine months

	2009	2008	2009	2008

Revenue	$—	$—	$—	$—
Operating expenses	891	812	2,202	2,280

Loss from operations	(891)	(812)	(2,202)	(2,280)

Other income (expense):
Interest income:
Subordinate and residual trading securities	406	575	1,793	2,742
Loans held for resale	971	1,769	3,460	5,989

	1,377	2,344	5,253	8,731
Interest expense	(288)	(785)	(1,437)	(2,065)
Unrealized gains (losses) on subordinate and residual trading securities	987	(598)	124	(2,986)
Loss on loans held for resale, net	(1,242)	(674)	(8,783)	(11,112)
Other, net	(25)	4	(18)	90

Total other expense, net	809	291	(4,861)	(7,342)

Loss before income taxes	$(82)	$(521)	$(7,063)	$(9,622)

          Interest Income. Interest income on loans held for resale for the three and nine months ended September 2009 declined by 45% and 42%, respectively, as compared to the same periods of 2008 due to a reduction in the average balance of the loans, an increase in the percentage of loans that are nonperforming and a decline in interest rates. The average balance of loans held for resale declined by 31% and 30% in the three and nine months ended September 2009, respectively. Interest income on subordinate and residual trading securities has increased in the 2009 periods as compared to 2008. Cash flows from the remaining subordinate and residual securities are higher in 2009 because of a decrease in defaults and unrecoverable losses on the underlying mortgage loans.

          Loss on Loans Held for Resale, Net. Loss on loans held for resale is primarily comprised of valuation adjustments, charge-offs and losses on loans and real estate. For the third quarter of 2009 and 2008, combined valuation adjustments, charge-offs and losses on loans and real estate were $1,242 and $674, respectively. Year to date, these combined amounts were $8,783 and $11,232 for 2009 and 2008, respectively. Valuation losses represent charges that we recorded to reduce loans held for resale and real estate to their fair values. In addition to these valuation adjustments, we have recorded charge-offs on resolved loans. In 2009, the UPB of nonperforming loans as a percentage of total UPB has increased from 48% at December 31, 2008 to 56% at September 30, 2009. At September 30, 2008, the UPB of nonperforming loans as a percentage of total UPB was 38%.

Asset Management Vehicles

          Three Months Ended September 2009 versus September 2008. The loss before income taxes for the third quarter of 2009 was $1,686 lower than 2008. This improvement was primarily attributable to a decline in our share of the losses incurred by OSI and by ONL and affiliates which more than offset a decline in management fee revenue. Losses incurred by these entities in 2009 and 2008 largely resulted from charges to reduce loans, real estate and residual securities to their fair values which were lower in the third quarter of 2009 as compared to 2008.

          Nine Months Ended September 2009 versus September 2008. The year to date loss before income taxes for 2009 was $2,479 lower than the same period of 2008. A decline in our share of the losses incurred by OSI and by ONL and affiliates more than offset the decline in management fee revenue. These losses largely resulted from charges to reduce loans, real estate and residual securities to their fair values which were lower in 2009 as compared to 2008.

Comparative selected balance sheet data:

	September 30, 2009	December 31, 2008

Investment in unconsolidated entities
OSI	$10,140	$15,410
ONL and affiliates	8,545	10,174

	18,685	25,584
Other	368	1,171

Total assets	$19,053	$26,755

Comparative selected operations data for the periods ended September 30 is as follows:

	Three months		Nine months

	2009	2008	2009	2008

Revenue (management fees)	$432	$819	$1,429	$2,997
Operating expenses	753	885	2,530	2,501

Income (loss) from operations	(321)	(66)	(1,101)	496
Other income (expense):
Equity in losses of unconsolidated entities
OSI	(1,164)	(2,111)	(1,270)	(4,202)
ONL and affiliates	(153)	(1,215)	(1,196)	(2,144)

	(1,317)	(3,326)	(2,466)	(6,346)
Other, net	—	68	—	(196)

Other expense, net	(1,317)	(3,258)	(2,466)	(6,542)

Loss before income taxes	$(1,638)	$(3,324)	$(3,567)	$(6,046)

          Investment in Unconsolidated Entities. We account for our 25% interest in OSI and our approximately 25% interest in ONL and its affiliates using the equity method of accounting. During the first nine months of 2009, we received distributions totaling $4,496. We did not make any investments in OSI during 2009 because our commitment to invest additional capital has expired. We invested $62 in ONL and its affiliates during the first nine months of 2009 and have a remaining commitment as of September 30, 2009 to invest up to an additional $33,840. The commitment expires in September 2010.

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

          The results of ONL and its affiliates in the 2009 and 2008 periods include charges to reduce loans and real estate to fair value, which declined significantly in the third quarter of 2009 as compared to 2008. For the year to date, declines in these charges and a reduction in operating expenses in 2009 have been significantly offset by declines in interest income on the loans.

          Reported results for these unconsolidated entities include the approximately 25% share of loan servicing and management expenses that are charged to OSI and ONL by the Servicing segment and eliminated in consolidation. See Note 11 to the Interim Consolidated Financial Statements for additional details regarding our investment in these entities.

Mortgage Services, Financial Services and Technology Products

          Mortgage Services, Financial Services and Technology Products were separated as of August 10, 2009 as part of the Separation of the Ocwen Solutions line of business, except for GSS and BMS which remain at Ocwen. These partial quarter results of Ocwen Solutions may not be indicative of results for the full quarter and were ahead of the previous quarter’s results for the same period excluding the one time charged mentioned previously. As a separate, publicly-traded company, Altisource Portfolio Solutions S.A. (NASDAQ:ASPS) will file a Form 10-Q with the Securities and Exchange Commission.

Corporate Items and Other

          Three Months Ended September 2009 versus September 2008. Income before income taxes of $4,282 for the third quarter of 2009 represents an improvement of $6,998 over the loss of $2,716 incurred in the third quarter of 2008. Results for the third quarter of 2009 include $7,314 of unrealized gains on auction rate securities. We did not recognize any unrealized gains or losses on auction rate securities in the third quarter of 2008.

          Nine Months Ended September 2009 versus September 2008. Year to date income before income taxes was $3,880 for 2009 as compared to a loss of $36,045 for the same period of 2008. Gains on trading securities were $13,222 for the first nine months of 2009 as compared to losses of $19,380 for the first nine months of 2008. Year to date operating expenses in 2008 include $9,532 of expenses incurred in the first quarter in connection with the terminated “going private” transaction. Professional services expense for the nine months ended September 2009 includes $3,501 related to expenses incurred in connection with the Separation.

Comparative selected balance sheet data:

	September 30, 2009	December 31, 2008

Cash	$195,464	$197,874
Trading securities, at fair value:
Auction rate	250,099	239,301
Subordinates and residuals	90	165
Income taxes receivable	—	5,386
Receivables	11,555	17,372
Deferred tax assets, net	129,116	175,145
Premises and equipment, net	3,862	3,415
Interest earning collateral deposits	5,765	9,684
Other	9,184	7,129

Total assets	$605,135	$655,471

Investment line	$167,168	$200,719
Debt securities	109,814	133,367
Income taxes payable	18,940	—
Other	39,798	41,514

Total liabilities	$335,720	$375,600

          Trading Securities. Because of failed auctions, we have been unable to liquidate the auction rate securities that we invested in during the first quarter of 2008. These securities are collateralized by student loans originated under the Federal Family Education Loan Program. The loans are guaranteed to pay at least 97% of the UPB in the event of default. Our determination of the estimated fair value, which included our consideration of the strong credit quality of the underlying collateral and the securities we hold, limited market activity (including sales of our own holdings), creditworthiness of the issuers, estimated holding period and general auction rate securities market conditions, required the significant use of unobservable inputs. When liquidity returns to the auction rate securities market, we expect to sell our securities. Additionally, we continue to aggressively pursue litigation and arbitration actions against certain investment banks. We believe the probability of a near-term liquidity solution for certain tranches representing approximately $70,350 face value of auction rate securities increased in the third quarter of 2009.

          The $10,798 increase in auction rate securities during the first nine months of 2009 is due to unrealized gains of $13,298, partially offset by redemptions of $2,500 at par value.

          In October 2009, Ocwen entered into a liquidity option related to $92,850 principal of auction rate securities. Under the terms of this agreement, we have the right to sell specific securities for cash. We also have the right to repurchase the same following the initial sale at the same price. When the first option is exercised, we expect to record the arrangement as a borrowing secured by contractually specified auction rate securities. We will continue to report these auction rate securities as pledged securities at fair value on the balance sheet until maturity of the liquidity option in 3 years or such time as the underlying auction rate securities are sold. Once exercised, we will no longer receive cash interest income on the pledged securities nor will we pay cash interest on the secured borrowing.

          Deferred Tax Assets, Net. Net deferred tax assets decreased by $46,029 during the first nine months of 2009 primarily due to the realization of tax benefits associated with the sale of MSRs and the Separation.

          Investment Line. We executed an amendment to the investment line in July 2008 that created a term note maturing on June 30, 2009. The note is secured by our investment in auction rate securities. Under the term note, we receive the interest on the auction rate securities while the proceeds from the redemption or sale of auction rate securities are applied to the outstanding balance. On April 30, 2009, we renewed the term note through June 2010. This agreement was renewed under terms substantially similar to the previous agreement except that payments are $3,000 per month in place of the previous quarterly reductions in the advance rate.

          During the nine months ended September 2009, we made principal payments totaling $33,551 which reduced the investment line term note obligation to $167,168.

          Debt Securities. Debt securities declined by $23,553 during the first nine months of 2009 primarily because we repurchased $25,910 of our 3.25% Convertible Notes in the open market in February 2009 which generated a gain of $534, net of the write-off of unamortized issuance costs. As a result of our adoption of FSP No. APB 14-1, we recognized a discount on the Convertible Notes that we amortized to interest expense over a five-year period to August 1, 2009. The outstanding principal balance at December 31, 2008 of $82,355 is reported net of the unamortized debt discount of $2,367. The outstanding balance of the 10.875% Capital Trust Securities of $53,379 is unchanged from December 31, 2008. See Note 17 to the Interim Consolidated Financial Statements for additional details regarding the Convertible Notes and Capital Trust Securities.

          Income Taxes Payable. Net income taxes payable of $18,940 at September 30, 2009 includes a cash tax liability of $26,371 recognized pursuant to the Separation and related transactions. At December 31, 2008, we reported a net income tax receivable of $5,386.

          Other Liabilities. Other liabilities include accruals for incentive compensation awards, audit fees, legal matters, unrecognized tax items, other operating expenses and interest on debt securities. Other liabilities also include customer deposits held by BOK.

Comparative selected operations data for the periods ended September 30 is as follows:

	Three months		Nine months

	2009	2008	2009	2008

Revenue	$319	$12	$681	$154
Operating expenses	3,555	2,225	11,367	14,206

Loss from operations	(3,236)	(2,213)	(10,686)	(14,052)

Other income (expense):
Gain (loss) on trading securities	7,304	(23)	13,222	(19,380)
Gain (loss) on debt redemption	—	—	534	(86)
Other, net	214	(480)	810	(2,527)

Other income (expense)	7,518	(503)	14,566	(21,993)

Income (loss) before income taxes	$4,282	$(2,716)	$3,880	$(36,045)

          Operating Expenses. The $2,839 decline in operating expenses for the first nine months of 2009 as compared to 2008 is largely due to a $2,933 decline in professional services. In the first nine months of 2008, we recognized $9,532 of due diligence and other costs related to the “going private” transaction which was initiated in January 2008 and which the parties mutually terminated in March 2008. In the first nine months of 2009, legal fees and settlements increased by $3,457 and we recorded $3,501 of costs related to the Separation including $520 during the third quarter. Operating expenses are net of overhead allocations to other segments.

          Gain (loss) on Trading Securities. The gain (loss) on trading securities for the periods ended September 30 was comprised of the following:

	Three months		Nine months

	2009	2008	2009	2008

Realized losses:
Auction rate	$—	$—	$—	$(662)
CMOs	—	—	—	(1,034)

	—	—	—	(1,696)

Unrealized gains (losses):
Auction rate	7,314	—	13,298	(15,707)
CMOs	—	—	—	(1,813)
Subordinates and residuals	(10)	(23)	(76)	(161)
Other	—		—	(3)

	7,304	(23)	13,222	(17,684)

	$7,304	$(23)	$13,222	$(19,380)

          The unrealized gains of $7,314 and $13,298 for the three and nine months ended 2009, respectively, were principally based on improvements in the underlying collateral markets and liquidity solution discussions with respect to auction rate securities.

EQUITY

          Total equity amounted to $857,460 at September 30, 2009 as compared to $609,641 at December 31, 2008. This increase of $247,819 was primarily due to net proceeds of $274,980 from the public offering of 32,200,000 shares of common stock in August and proceeds of $60,187 from the private placement of 5,471,500 shares of common stock in April. The exercise of stock options and the compensation related to employee share-based awards also contributed to the increase in equity in 2009. Offsetting these increases were the distribution of $71,448 of net assets in connection with the Separation, the repurchase of 1,000,000 shares of common stock for $11,000 and a net loss of $9,092. See Note 2 and Note 19 to the Interim Consolidated Financial Statements for additional information regarding these transactions.

          Information regarding purchases of our common stock during the nine months ended September 30, 2009 is as follows:

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

          Non-controlling interest of $262 and $406 at September 30, 2009 and December 31, 2008, respectively, primarily represented the 30% investment in GSS held by ML IBK Positions, Inc. With our adoption on January 1, 2009 of the new accounting guidance related to non-controlling interests, we reclassified non-controlling interest from a separate classification in our consolidated balance sheets to classification as a component of equity.

INCOME TAX EXPENSE

          Income tax expense for the third quarter of 2009 was $65,294, compared to $8,330 for 2008. In the third quarter of 2009, we incurred income tax expense of $50,631 in connection with the Separation of which $24,260 was comprised of deferred tax expense. For the first nine months of 2009 and 2008, income tax expense was $82,803 and $11,693 respectively. Income tax expense for prior periods reflects the impact of the change in accounting for the Convertible Notes due to the adoption of FSP APB 14-1 (Codified within FASB Accounting Standards Codification (ASC) 810). See Note 1 to the financial statements for additional details relating to the impact of the adoption of this new accounting pronouncement.

          Our effective tax rate for the first nine months of 2009, excluding the Separation, was 43.3% as compared to 34.2% for the first nine months of 2008. As of September 30, 2009, our projected annual effective tax rate is 34.7%, excluding the impact of the Separation. Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes and low-income housing tax credits. The effective tax rate for the first nine months of 2008 was increased by approximately 1.1% due to additional expenses associated with the expiration of certain vested stock options while there was no impact on the rate for the same period in 2009.

          Our effective tax rate for the first nine months of 2009 and 2008 includes a benefit of approximately 1.2% and 0.7%, respectively associated with the recognition of certain foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

          Our cash position remains strong with a balance of $195,854 at September 30, 2009, of which $195,312 is unrestricted. Our total cash balance decreased by $5,171, or 3% during the first nine months of 2009 due to the third quarter implementation of our strategy to reduce interest expense by using our cash reserves and proceeds from our equity offering to reduce advance finance borrowings. We also distributed $20,028 of cash in connection with the Separation.

          In a private placement transaction that closed on April 3, 2009, we sold 5,471,500 shares of common stock at a price of $11.00 per share for $60,187 in proceeds. On the same date, we also purchased 1,000,000 shares of common stock from our Chairman of the Board at a price of $11.00 per share. These transactions generated net cash of $49,187.

          On August 18, 2009, we completed the public offering of 32,200,000 shares of common stock, which includes 4,200,000 shares of common stock purchased by the underwriters pursuant to the full exercise of the over-allotment option granted under the underwriting agreement. We received net proceeds of $274,980 from the offering after deducting underwriting discounts and other offering costs.

          During the first nine months of 2009, we purchased servicing rights for $10,241. We also reduced our outstanding liabilities by:

•	Purchasing for $24,612 convertible notes with a face value of $25,920, reducing the face value of notes outstanding to $56,435;

•	Repaying $97,987 on our MSR financing facility inclusive of monthly amortization payments approximating $7,000 and a final payment of $41,994 in August;

•	Repaying $33,551 on our auction rate securities investment line due primarily to monthly amortization payments of $3,000, reducing the balance outstanding to $167,168 and;

•	Repaying $18,154 on our Class A-1 notes, representing financing of our loans held for resale, including a final payment of $11,315 in September.

Despite a credit environment that remains challenged, during the first nine months of 2009 we have:

•	Renewed a $200,000 advance note in January;

•	Obtained $67,000 in new term advance financing in March;

•	Renewed our investment line in support of the auction rate securities through June 30, 2010 in April; and

•	Increased the maximum borrowing capacity of a $300,000 advance financing facility to $500,000 in May.

          By renewing and increasing advance facility notes before they entered their amortization period, we increased maximum borrowing capacity for match funded advances from $1,215,000 at December 31, 2008 to $1,250,000 at September 30, 2009. Combined with a reduction in advances and match funded advances of $191,836, we increased our unused advance borrowing capacity from $257,893 at December 31, 2008 to $720,221 at September 30, 2009. We believe that our prospects for advance financing have improved due to the inclusion of servicer advances in TALF which was announced by the Federal Reserve Bank of New York in February. TALF allows lenders to invest a relatively small amount of equity while borrowing the remainder from the Federal Reserve Bank at a modest spread over LIBOR, with a note term of up to three years for servicer advances. We are working on a TALF offering to replace the $165,000 term advance note that we repaid on August 11, 2009. The term advance note would have entered its amortization period in December 2009.

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

          Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speed affect the size of servicing advance balances. The number of delinquent loans comprised 18.5% of the total number of loans serviced at both September 30, 2009 and June 30, 2009. This compares to 19.0% at December 31, 2008. The UPB of delinquent loans as a percentage of total UPB serviced declined during the third quarter from 27.4% at June 30, 2009 to 26.9% at September 30, 2009. This compares to 24.3% at December 31, 2008. Prepayment speeds averaged 20% and 21% for the three and nine month 2009 reporting periods, respectively. This compares to 26% and 25% for the three and nine month 2008 reporting periods, respectively.

          Management initiatives that we began in 2008, designed to maximize the return to the loan investors, have been further enhanced in 2009. The number of loan modifications is only marginally higher in the first nine months of 2009 than in the first nine months of 2008 because of our decision to pursue HAMP modifications for loans that we believed may be eligible for this program. See Executive Summary—Outlook and Segments—Servicing for details on loan modifications and the impact of HAMP. The reduction in the rate of loan modifications in the first nine months of 2009, as compared to the first nine months of 2008, reduced the rate of liquidity improvement somewhat by slowing the rate at which advances are declining. However, we believe that the rate at which advances decline will accelerate again in the fourth quarter as the loan modification rate increases from what we experienced during the third quarter.

          Our ability to finance servicing advances continues to be a significant factor that affects our liquidity. Three of our match funded advance facilities that are rated are subject to increases in the financing discount if deemed necessary by the rating agency in order to maintain the minimum rating required for the facility. While several rating agencies have adjusted their methodology for rating servicer advances and advance rates for newly issued notes appear to be somewhat lower than in the past, we do not expect this change to have a material effect on our liquidity. The advance rate on one of our existing notes has been reduced in order to secure a new rating due to a repledging of the assets supporting this note to a new but substantially similar structure. Our ability to continue to pledge collateral under each advance facility depends on the performance of the collateral. Currently, the majority of our collateral qualifies for financing under the advance facility to which it is pledged.

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

          Maximum borrowing capacity of the Servicing segment was $1,317,000 at September 30, 2009, a slight increase from the borrowing capacity of $1,312,987 at December 31, 2008. The stability in Servicing segment borrowing capacity principally reflects the effect of two new secured borrowing facilities into which we entered in March 2009 and the expansion of an existing match funded facility from $300,000 to $500,000 in May 2009. These increases were offset by repayment of the $165,000 medium term match funded note on August 11, 2009 as a precursor to a TALF subscription and the August 21, 2009 repayment of the term note that was used to finance MSRs. One of the new secured borrowing facilities represented an advance in the form of zero-coupon bonds that we initially recorded at $45,373, net of a discount of $14,627. The other new facility was a $7,000 term note. Both facilities are secured by the pledge of advances. The maximum borrowing capacity of our servicing advance facilities of $1,317,000 at September 30, 2009 was $102,000 greater than the maximum capacity of $1,215,000 at December 31, 2008.

          During the first half of 2008, our $355,000 senior secured credit facility was the only source of debt that was available to fund the purchase of residential MSRs, and this facility matured in August 2008. The facility included the option of an 18-month term note to finance MSRs. We exercised this option, and in August 2008, we repaid the borrowings under the facility that were secured by advances and converted our remaining borrowings that were secured by MSRs to a term note that was scheduled to mature in February 2010. We repaid this facility on August 11, 2009. The borrowing amount each month was limited to the lesser of a predetermined straight-line, eighteen-month amortization schedule or 65% of a third party appraisal value of the MSRs.

          In the table below, we provide the amortization dates and maturity dates for each of our credit facilities as of September 30, 2009, excluding the investment line. The amortization date is the date on which the revolving period ends under our advance facilities and repayment of the outstanding balance must begin if the facility is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. After the amortization date, all collections that represent the repayment of advances that have been financed through that note must be applied to reduce the balance outstanding for that note, and any new advances under the securitizations pledged to the facility are ineligible to be financed, unless another note with available capacity exists in that facility. In order for us to maintain liquidity, borrowings under notes that have entered their amortization period and have not been renewed or are not covered by unused capacity within that facility must be repaid and the advances under the securitizations affected must be pledged to another facility.

          Our credit facilities, excluding the investment line term note, are summarized as follows at September 30, 2009:

	Maturity	Amortization Date	Maximum Borrowing Capacity (1)	Unused Borrowing Capacity	Balance Outstanding

Servicing:

Match funded liability (2)	Dec. 2014	Dec. 2009	$300,000	$75,514	$224,486
Match funded liability (3)	Jan. 2019	Jan. 2010	200,000	120,780	79,220
Match funded liability	Dec 2013	Dec. 2010	250,000	133,595	116,405
Match funded liability (4)	May 2011	May 2010	500,000	390,332	109,668

			1,250,000	720,221	529,779

Fee reimbursement advance (5)	Mar. 2014	Mar. 2010	60,000	—	60,000
Term note	Mar. 2014	Mar. 2014	7,000	—	7,000

			67,000	—	67,000

			1,317,000	720,221	596,779

Corporate Items and Other:
Convertible notes	Aug. 2024	N/A	—	—	56,435
Capital securities	Aug. 2027	N/A	—	—	53,379

			—	—	109,814

			1,317,000	720,221	706,593
Discount (5)			—	—	(12,335)

			$1,317,000	$720,221	$694,258

(1)

Unused borrowing capacity is available for use only to the extent that there are assets that have been pledged as collateral to a facility but against which no funds have been drawn. With respect to our match funded facilities, all eligible advances had been pledged to a facility at September 30, 2009. However, we had $213,015 of available borrowing capacity readily available to us on September 30, 2009 because we had pledged collateral to, but not yet elected to draw on, our facilities.

(2)

The $165,000 fixed-rate term note issued in 2006 was carried on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established through the use of an interest rate swap. We terminated the related interest rate swap in February 2008 and began amortizing the basis adjustment to interest expense over the remaining term of the note. We repaid this note early on August 11, 2009 and recognized a $1,600 net gain on redemption resulting from the realization of the unamortized basis adjustment, partly offset by early termination consent payments to note holders and recognition of unamortized financing costs.

(3)

In January 2009, we renewed this facility early and extended the amortization date to January 2010. We extended the time required to secure AAA ratings from two rating agencies on this note until December 2009 as required in the renewal and in subsequent amendments.

(4)	On May 5, 2009, we negotiated an increase in the borrowing capacity under this facility to $500,000 and extended the amortization date by one year to May 4, 2010.

(5)

The fee reimbursement advance is payable annually in five installments of $12,000. The advance does not carry a stated rate of interest. However, we are compensating the lender for the advance of funds by forgoing payment of fees due from the lender over the five-year term of the advance. Accordingly, we recorded the advance as a zero-coupon bond issued at an initial implied discount of $14,627.

          Certain of our credit facilities require that we maintain minimum liquidity levels or borrowing capacity As of September 30, 2009, we are in compliance with these requirements.

          We had an aggregate balance of $413,374 outstanding at September 30, 2009 under match funded financing facilities that are scheduled to enter their amortization period or reach their maturity date during the next twelve months.

          With the expectation that advance balances will decline into the future, we nevertheless continue to pursue additional advance financing to provide the flexibility to acquire new servicing business. If the credit markets deteriorate, we may need to increase our advance financing capacity at a cost that is higher than under our current advance facilities. We will continue to work closely with current and prospective lenders as we monitor our operating results, financing capacity requirements and terms for advance funding available in the market. We are poised to take advantage of opportunities to increase financing at a reasonable cost or to act aggressively to ensure adequate liquidity if additional financing is needed and credit markets remain challenged.

We have the following potential uses of cash:

•	Cash requirements to fund advances and the cash needs of our existing operations, including acquiring MSRs;

•	Repayment of the investment line in the amount of $3,000 per month; and

•	Repayment of advance borrowing should the advance rate decline or the collateral become ineligible.

Regarding our equity investment in BMS Holdings, we are under no obligation to provide additional funding.

Significant uses of funds during the first nine months of 2009 included the following:

•	Net repayments under match funded advance financing facilities of $427,328;

•	Reduction in servicer liabilities of $76,294;

•	Net repayment of lines of credit and other secured borrowings of $49,870;

•	Repayments on the investment line term note of $33,551;

•	Repurchase of $25,920 face amount of our 3.25% Convertible Notes for $24,612;

•	Distribution of $20,028 of cash in connection with the Separation;

•	Repurchase of 1,000,000 shares of outstanding common stock at a per-share price of $11.00; and

•	Purchases of MSRs of $10,241.

Significant sources of funds during the first nine months of 2009 included the following:

•	Net proceeds of $274,980 from the sale of 32,200,000 shares of our common stock at $9.00 per share;

•	Net cash flows of $229,529 from operating activities, including net cash collections on advances and match funded advances of $187,669;

•	Proceeds of $67,000 under two new facilities;

•	Proceeds of $60,187 from the sale of 5,471,500 shares of common stock at a per-share price of $11.00 in a private placement transaction; and

•	Distributions of $4,496 received from asset management entities.

          Our operating activities provided $229,529 and $21,228 of cash flows during the first nine months of 2009 and 2008, respectively. The improvement in 2009 over 2008 primarily reflects a decline in net cash used by trading activities. Trading activities provided (used) net cash of $2,500 and $(238,303) during the first nine months of 2009 and 2008, respectively. Net cash used by trading activities during the first nine months of 2008 primarily reflects our net cash investment in auction rate securities of $271,114 offset in part by the sale or maturity of CMOs and other short-term investment grade securities.

          Our investing activities provided (used) cash flows totaling $(7,151) and $35,436 during the first nine months of 2009 and 2008, respectively. The increase in cash used by investing activities in the first nine months of 2009 over 2008 is primarily due to a $28,252 decline in distributions received from the asset management entities, a $6,603 increase in purchases of MSRs and a $4,314 decline in proceeds from sales of real estate. In addition, cash provided by investing activities during the first nine months of 2008 included proceeds of $5,985 received from the sale of commercial MSRs.

          Our financing activities used cash flows of $227,549 and $8,601 during the first nine months of 2009 and 2008, respectively. The cash flows used by financing activities in the first nine months of 2009 primarily reflects $477,198 of net repayments of match funded liabilities and other secured borrowings, including $458,315 attributed to the Servicing business, and the distribution of $20,028 of cash in connection with the Separation. These payments were offset in part by $324,167 of net proceeds from the issuance and repurchase of common stock, including $274,980 from the public offering of 32,200,000 shares in August. Net repayments of match funded liabilities were $427,328 during the first nine months of 2009 as compared to $17,313 for the same period of 2008. This increase in repayments is the result of the decline in servicing advances and the implementation of our strategy in the third quarter to reduce interest expense by using our cash reserves to reduce advance borrowings. Repayments of $97,987 on the MSR term note was partly offset by the net proceeds of $67,000 from two new secured borrowings. We also repaid $33,551 on the investment line, $18,154 on the Class A-1 notes and paid $24,612 to repurchase a portion of our 3.25% Convertible Notes. The cash flows used by financing activities in the first nine months of 2008 primarily reflects $213,030 of net repayments of borrowings under match funded advance facilities and lines of credit and other secured borrowings, including $159,304 attributed to Servicing business, offset by $215,220 of net borrowings under the investment line to invest in auction rate securities. The net repayment of borrowings in 2008 reflects declines in servicing advances, MSRs, loans and securities. We also paid $10,797 to repurchase debt securities.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

          We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include our Convertible Notes, Capital Trust Securities, lines of credit and other secured borrowings, the investment line term note and operating leases. See Note 24 to the Interim Consolidated Financial Statements for additional information regarding commitments and contingencies.

Off-Balance Sheet Arrangements

          In the normal course of business, we engage in transactions with a variety of financial institutions and other companies that are not reflected on our balance sheet. In addition, through our investment in subordinate and residual securities, we provide credit support to the senior classes of securities. We are subject to potential financial loss if the counterparties to our off-balance sheet transactions are unable to complete an agreed upon transaction. We seek to limit counterparty risk through financial analysis, dollar limits and other monitoring procedures. We have also entered into non-cancelable operating leases and have committed to invest up to an additional $33,840 in ONL and related entities.

          Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk and foreign exchange rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 21 to our Interim Consolidated Financial Statements for additional information regarding derivatives.

          Involvement with SPEs. We use SPEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans.

          Our securitizations of mortgage loans have been structured as sales. The SPEs to which we have transferred the mortgage loans are qualifying special purpose entities (QSPEs) and are therefore not currently subject to consolidation. We have retained both subordinated and residual interests in these QSPEs. Where we are the servicer of the securitized loans, we generally have the right to repurchase the mortgage loans from the QSPE when the costs exceed the benefits of servicing the remaining loans.

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

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

          Listed below are recent accounting pronouncements that did have or are expected to have a significant impact upon adoption.

          SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. This statement clarifies that the objective of the standard is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This statement modifies the financial-components approach currently used and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.

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

          The provisions in for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of the standard. If such a transfer does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor’s statement of financial position.

          We must adopt this statement as of January 1, 2010 and all reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, the disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this standard. We are evaluating the potential impact of this standard.

          SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This standard will require an enterprise to perform ongoing periodic assessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b.	The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

          In addition to reintroducing the concept of control into the determination of the primary beneficiary of a VIE, this statement makes numerous other amendments to the current standards to primarily reflect the elimination of the concept of a QSPE. This statement also amends the current standards to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a VIE.

          This standard will become effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

          We currently exclude certain loan securitization trusts from our consolidated financial statements because each is a QSPE. Once this statement becomes effective, we will be required to reevaluate these QSPEs as well as all other potentially significant interests in other unconsolidated entities, such as our asset management vehicles and the securitization trusts underlying our servicing portfolio, to determine if we should include them in our consolidated financial statements. We are evaluating the potential impact of this statement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

          Market risk includes liquidity risk, interest rate risk and foreign currency exchange rate risk. Market risk also reflects the risk of declines in the valuation of trading securities, MSRs and the collateral underlying loans. Our Investment Committee reviews significant transactions that may impact market risk and is authorized to utilize a wide variety of techniques and strategies to manage market risk including, in particular, interest rate and foreign currency exchange rate risk.

Liquidity Risk

          We are exposed to liquidity risk primarily because of the cash requirements to support the Servicing business including the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. In general, we finance our operations through operating cash flows and various other sources of funding including match funded agreements, secured lines of credit and repurchase agreements. We believe that we have adequate financing for the next twelve months. On April 30, 2009, we were successful in negotiating a one-year extension of the investment line to June 30, 2010. However, because of the failed auctions, the market for auction rate securities is currently not liquid. In the event we need to liquidate our investment, we may not be able to do so without a loss of principal.

Interest Rate Risk

          We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or different bases, than our interest-earning assets or when financing assets that are non-interest earning. Our Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At September 30, 2009, we had total advances and match funded advances of $1,010,804. We are indirectly exposed to interest risk by our funding of advances because advances bear no interest, and approximately 58% of our total advances and match funded advances are funded through borrowings, most of which are variable rate debt.

          Earnings on float balances (assets) partially offset this risk. At September 30, 2009, we had interest rate caps with a notional amount of $250,000 and $133,333 to hedge our exposure to rising interest rates on the $250,000 variable-rate match funded note issued in December 2007 and the $200,000 variable-rate match funded note that was renewed on February 2008, respectively.

September 30, 2009

Total borrowings outstanding (1)	$873,761
Fixed rate borrowings	169,814
Variable rate borrowings	703,947
Float balances (held in custodial accounts, excluded from our balance sheet)	283,600
Notional balance of interest rate caps	383,333

(1)	Borrowing amounts are exclusive of any related discount.

          Our balance sheet at September 30, 2009 included interest-earning assets totaling $411,002 including $60,142 of interest-earning cash accounts, $250,099 of auction rate securities, $39,738 of debt service accounts, $36,618 of loans held for resale and $7,612 of interest-earning collateral accounts.

          Mortgage Servicing Rights. Interest rates, prepayment speeds and the payment performance of the loans significantly affect both our initial and ongoing valuations of and the rate of amortization of MSRs. As of September 30, 2009, the carrying value and estimated fair value of our residential mortgage servicing rights were $124,989 and $131,327, respectively.

          We perform an interest rate sensitivity analysis of our portfolio of MSRs every quarter. We currently estimate that the fair value of the portfolio decreases or increases by approximately 5.1% or 4.5%, respectively for every 50 basis point increase or decrease in interest rates. This sensitivity analysis is limited in that it is performed at a particular point in time; only contemplates certain movements in interest rates; does not incorporate changes in interest rate volatility; is subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and does not incorporate other factors that would impact our overall financial performance in such scenarios. We carry MSRs at the lower of amortized cost or fair value by strata. To the extent that fair value declines below amortized cost, we record an impairment charge to earnings and establish a valuation allowance. A subsequent increase in fair value could result in the recovery of some or all of a previously established valuation allowance. However, an increase in fair value of a particular stratum above its amortized cost would not be reflected in current earnings. For these reasons, this interest rate sensitivity estimate should not be viewed as an earnings forecast.

Foreign Currency Exchange Rate Risk

          We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in Germany, Uruguay and India expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant. We sold foreign currency futures contracts with a notional amount of $10,993 to hedge the value of our net investment in BOK against adverse changes in the value of the Euro versus the U.S. Dollar.

ITEM 4.	CONTROLS AND PROCEDURES

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to OCN, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by OCN in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer or chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          See Note 24, Commitments and Contingencies” of the Interim Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A.	RISK FACTORS

          We include a discussion of the principal risks and uncertainties that affect or could affect our business operations under Item 1A on pages 11 through 15 of our Annual Report on Form 10-K for the year ended December 31, 2008. In connection with the Separation, we include a discussion of additional risk factors attributable to the Separation under Item 1A on pages 62 through 65 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

ITEM 6.	EXHIBITS

(3)	Exhibits.

	2.1	Separation Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Portfolio Solutions S.A. (1)

	3.1	Amended and Restated Articles of Incorporation (2)

	3.2	Amended and Restated Bylaws (3)

	4.0	Form of Certificate of Common Stock (2)

	4.1	Certificate of Trust of Ocwen Capital Trust I (4)

	4.2	Amended and Restated Declaration of Trust of Ocwen Capital Trust I (4)

	4.3	Form of Capital Security of Ocwen Capital Trust I (included in Exhibit 4.4) (4)

	4.4	Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (4)

	4.5	Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (included in Exhibit 4.6) (4)

	4.6	Form of Guarantee of OCN relating to the Capital Securities of Ocwen Capital Trust I (4)

	4.7	Indenture dated as of July 28, 2004, between OCN and the Bank of New York Trust Company, N.A., as trustee (5)

	10.1	Tax Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)

	10.2	Transition Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)

	10.3	Employee Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)

	10.4	Technology Products Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)

	10.5	Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)

	10.6	Data Center and Disaster Recovery Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)

	10.7	Intellectual Property Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the Commission on August 12, 2009.

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

OCWEN FINANCIAL CORPORATION

Date:	November 9, 2009	By:	/s/ David J. Gunter

David J. Gunter,
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and as its principal financial officer)