Form 10-Q
period 2010-03-31
OCWEN FINANCIAL CORP
filed 2010-05-07
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                             Yes ☒  No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                   Yes ☐  No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

          Number of shares of Common Stock, $0.01 par value, outstanding as of April 30, 2010: 100,164,608 shares.

OCWEN FINANCIAL CORPORATION

FORM 10-Q

INDEX

          FORWARD-LOOKING STATEMENTS

          This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to the following:

●	assumptions related to the sources of liquidity, our ability to fund advances and the adequacy of financial resources;

●	estimates regarding prepayment speeds, float balances, delinquency rates, advances and other servicing portfolio characteristics;

●	assumptions about our ability to grow our business;

●	our plans to continue to sell our non-core assets;

●	our ability to reduce our cost structure;

●	our analysis in support of the decision to spin Ocwen Solutions as a separate company;

●	our continued ability to successfully modify delinquent loans and sell foreclosed properties;

●	estimates regarding our reserves, valuations and anticipated realization on assets; and

●	expectations as to the effect of resolution of pending legal proceedings on our financial condition.

          Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” below and the following:

●	availability of adequate and timely sources of liquidity;

●	delinquencies, advances and availability of servicing;

●	general economic and market conditions;

●	uncertainty related to government programs, regulations and policies; and

●	uncertainty related to dispute resolution and litigation.

          Further information on the risks specific to our business are detailed within this report and our other reports and filings with the Securities and Exchange Commission, including our Annual report on Form 10-K for the year ended December 31, 2009, and our current reports on Form 8-K. Forward-looking statements speak only as of the date they are made and should not be relied upon. Ocwen Financial Corporation undertakes no obligation to update or revise forward-looking statements.

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31, 2010	December 31, 2009

Assets
Cash	$300,013	$90,919
Restricted cash – for securitization investors	1,378	—
Trading securities, at fair value
Auction rate	125,036	247,464
Subordinates and residuals	59	3,692
Loans held for resale, at lower of cost or fair value	32,934	33,197
Advances	137,675	145,914
Match funded advances	757,111	822,615
Loans, net – restricted for securitization investors	71,336	—
Mortgage servicing rights	111,721	117,802
Receivables, net	53,562	67,095
Deferred tax assets, net	115,142	132,683
Premises and equipment, net	3,385	3,325
Investments in unconsolidated entities	14,329	15,008
Other assets	91,778	89,636

Total assets	$1,815,459	$1,769,350

Liabilities and Equity
Liabilities
Match funded liabilities	$556,485	$465,691
Secured borrowings – owed to securitization investors	68,996	—
Lines of credit and other secured borrowings	118,509	55,810
Investment line	—	156,968
Servicer liabilities	21,251	38,672
Debt securities	82,634	95,564
Other liabilities	76,737	90,782

Total liabilities	924,612	903,487

Commitments and Contingencies (Note 23)

Equity
Ocwen Financial Corporation stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 100,164,608 and 99,956,833 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,002	1,000
Additional paid-in capital	461,449	459,542
Retained earnings	428,332	405,198
Accumulated other comprehensive loss, net of income taxes	(180)	(129)

Total Ocwen Financial Corporation stockholders’ equity	890,603	865,611
Non-controlling interest in subsidiaries	244	252

Total equity	890,847	865,863

Total liabilities and equity	$1,815,459	$1,769,350

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

For the three months ended March 31,	2010	2009

Revenue
Servicing and subservicing fees	$66,480	$78,810
Process management fees	7,906	33,692
Other revenues	1,200	2,088

Total revenue	75,586	114,590

Operating expenses
Compensation and benefits	12,777	28,545
Amortization of mortgage servicing rights	6,375	10,041
Servicing and origination	591	12,638
Technology and communications	5,664	4,808
Professional services	3,255	7,186
Occupancy and equipment	4,446	6,046
Other operating expenses	2,069	3,002

Total operating expenses	35,177	72,266

Income from operations	40,409	42,324

Other income (expense)
Interest income	3,645	2,165
Interest expense	(12,471)	(16,663)
Gain (loss) on trading securities	765	(380)
Loss on loans held for resale, net	(1,038)	(4,554)
Equity in earnings of unconsolidated entities	735	27
Other, net	(600)	345

Other expense, net	(8,964)	(19,060)

Income from continuing operations before income taxes	31,445	23,264
Income tax expense	10,574	8,037

Income from continuing operations	20,871	15,227
Loss from discontinued operations, net of income taxes	—	(188)

Net income	20,871	15,039
Net loss (income) attributable to non-controlling interest in subsidiaries	(11)	70

Net income attributable to Ocwen Financial Corporation (OCN)	$20,860	$15,109

Basic earnings per share
Income from continuing operations attributable to OCN	$0.21	$0.24
Loss from discontinued operations attributable to OCN	—	—

Net income attributable to OCN	$0.21	$0.24

Diluted earnings per share
Income from continuing operations attributable to OCN	$0.20	$0.24
Loss from discontinued operations attributable to OCN	—	—

Net income attributable to OCN	$0.20	$0.24

Weighted average common shares outstanding
Basic	99,975,881	62,750,010
Diluted	107,324,415	67,871,466

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

For the three months ended March 31,	2010	2009

Net income	$20,871	$15,039

Other comprehensive income, net of income taxes:

Unrealized foreign currency translation loss arising during the quarter (1)	(70)	(40)

Comprehensive income	20,801	14,999

Comprehensive loss attributable to non-controlling interests	8	102

Comprehensive income attributable to OCN	$20,809	$15,101

(1)	Net of income tax benefit of $30 and $23 for the three months ended March 31, 2010 and 2009, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in thousands, except share data)

	OCN Shareholders

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Non-controlling Interest in Subsidiaries	Total

	Common Stock

	Shares	Amount

Balance at December 31, 2009	99,956,833	$1,000	$459,542	$405,198	$(129)	$252	$865,863
Adoption of ASC 810 (FASB Statement No. 167), net of tax	—	—	—	2,274	—	—	2,274
Net income	—	—	—	20,860	—	11	20,871
Exercise of common stock options	207,775	2	959	—	—	—	961
Equity-based compensation	—	—	948	—	—	—	948
Other comprehensive loss, net of income taxes	—	—	—	—	(51)	(19)	(70)

Balance at March 31, 2010	100,164,608	$1,002	$461,449	$428,332	$(180)	$244	$890,847

Balance at December 31, 2008	62,716,530	$627	$203,195	$403,537	$1,876	$406	$609,641
Net income	—	—	—	15,109	—	(70)	15,039
Exercise of common stock options	217,061	3	1,477	—	—	—	1,480
Issuance of common stock awards to employees	29,907	—	(138)	—	—	—	(138)
Equity-based compensation	—	—	731	—	—	—	731
Repurchase of 3.25% Convertible Notes	—	—	(3)	—	—	—	(3)
Other comprehensive loss, net of income taxes	—	—	—	—	(40)	(32)	(72)

Balance at March 31, 2009	62,963,498	$630	$205,262	$418,646	$1,836	$304	$626,678

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the three months ended March 31,	2010	2009

Cash flows from operating activities
Net income	$20,871	$15,039
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage servicing rights	6,375	10,041
Premium amortization and discount accretion	—	754
Depreciation and other amortization	397	2,444
Reversal of valuation allowance on mortgage servicing assets	(723)	—
Loss (gain) on trading securities	(765)	380
Loss on loans held for resale, net	1,038	4,554
Equity in earnings of unconsolidated entities	(735)	(27)
Decrease in deferred tax assets	19,102	7,232
Net cash provided by trading activities	123,193	1,100
Net cash provided by loans held for resale activities	454	1,137
Changes in assets and liabilities
Decrease in advances and match funded advances	71,643	148,509
Decrease (increase) in receivables and other assets, net	13,033	(4,735)
Decrease in servicer liabilities	(17,421)	(45,386)
Decrease in other liabilities	(13,680)	(12,382)
Other, net	3,213	1,434

Net cash provided by operating activities	225,995	130,094

Cash flows from investing activities
Purchase of mortgage servicing rights	—	(10,241)
Distributions of capital from unconsolidated entities	1,201	3,246
Additions to premises and equipment	(1,600)	(849)
Proceeds from sales of real estate	822	1,196
Increase in restricted cash – for securitization investors	377	—
Principal payments received on loans – restricted for securitization investors	1,324	—

Net cash provided (used) by investing activities	2,124	(6,648)

Cash flows from financing activities
Proceeds from (repayment of) match funded liabilities	90,794	(170,797)
Repayment of secured borrowings – owed to securitization investors	(3,055)	—
Proceeds from lines of credit and other secured borrowings	74,953	84,792
Repayment of lines of credit and other secured borrowings	(13,400)	(42,970)
Repayment of investment line	(156,968)	(14,151)
Repurchase of debt securities	(11,589)	(24,602)
Exercise of common stock options	871	1,202
Other	(631)	910

Net cash used by financing activities	(19,025)	(165,616)

Net increase (decrease) in cash	209,094	(42,170)
Cash at beginning of period	90,919	201,025

Cash at end of period	$300,013	$158,855

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Dollars in thousands, except share data)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

          Ocwen Financial Corporation (NYSE: OCN) (Ocwen or OCN), through its subsidiaries, is a leading provider of residential and commercial mortgage loan servicing, special servicing and asset management services. Ocwen is headquartered in West Palm Beach, Florida with offices in California, the District of Columbia, Florida, Georgia and global operations in India and Uruguay. Ocwen is a Florida corporation organized in February 1988. Ocwen Loan Servicing, LLC (OLS), a wholly-owned subsidiary of Ocwen, is a licensed mortgage servicer in all 50 states, the District of Columbia and two U.S. territories.

          At March 31, 2010, Ocwen owned all of the outstanding stock of its primary subsidiaries: OLS; Ocwen Financial Solutions, Private Limited (OFSPL); and Investors Mortgage Insurance Holding Company. OCN also holds a 45% interest in BMS Holdings, Inc. (BMS Holdings), a 25% interest in Ocwen Structured Investments, LLC (OSI) and approximately a 25% interest in Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO). While OCN continues to own 70% of Global Servicing Solutions, LLC (GSS) with the remaining 30% interest held by ML IBK Positions, Inc., GSS had no material operations during the first quarter of 2010 and 2009 and no material assets as of March 31, 2010.

          On August 10, 2009, we completed the distribution of our Ocwen Solutions line of business, except for BMS Holdings and GSS, via the spin-off of a separate publicly-traded company, Altisource Portfolio Solutions S.A. (Altisource). Altisource common stock is listed on the NASDAQ market under the ticker symbol “ASPS.” We distributed all of the shares of Altisource common stock to OCN’s shareholders of record as of August 4, 2009 (the Separation). We eliminated the assets and liabilities of Altisource from our Consolidated Balance Sheet effective at the close of business on August 9, 2009. Beginning August 10, 2009, the operating results of Altisource are no longer included in our operating results. We do not report the historical operating results of Altisource as a discontinued operation because of the significance of the continuing involvement between Altisource and Ocwen under the long-term services agreements described in Note 22. Accordingly, for periods prior to August 10, 2009, the historical operating results of Altisource are presented in continuing operations.

Principles of Consolidation

          Our financial statements include the accounts of Ocwen and its majority-owned subsidiaries. We apply the equity method of accounting to investments when the entity is not a variable interest entity (VIE) and we are able to exercise significant influence, but not control, over the policies and procedures of the entity but own less than 50% of the voting securities. We have eliminated intercompany accounts and transactions in consolidation.

Variable Interest Entities

          We evaluate each special purpose entity (SPE) for classification as a VIE. When an SPE meets the definition of a VIE and we determine that Ocwen is the primary beneficiary, we include the SPE in our consolidated financial statements.

          We have determined that the SPEs created in connection with the match funded financing facilities discussed below are VIEs of which we are the primary beneficiary. We have also determined that we are the primary beneficiary for certain residential mortgage loan securitization trusts. The accounts of these SPEs are included in our consolidated financial statements.

Securitizations or Asset Backed Financing Arrangements

          Ocwen or its subsidiaries have been a transferor in connection with a number of securitizations or asset-backed financing arrangements. As of January 1, 2010, we had continuing involvement with the financial assets of eight of these securitizations or asset-backed financing arrangements. We also hold residual interests in and are the servicer for three securitizations where we were not a transferor.

          We have aggregated these securitizations and asset-backed financing arrangements into two groups: (1) securitizations of residential mortgage loans and (2) financings of advances on loans serviced for others.

          Securitizations of Residential Mortgage Loans. In prior years, we securitized residential mortgage loans using certain trusts. These transactions were accounted for as sales even though we continued to be involved with the trusts, typically by acting as the servicer or sub-servicer for the loans held by the trust and by retaining a beneficial ownership interest in the trust. The beneficial interests we held consisted of both subordinate and residual securities that were either retained at the time of the securitization or acquired subsequently.

          As a result of our adoption of Accounting Standards Update (ASU) No. 2009-16 (ASC 860, Transfers and Servicing) and ASU 2009-17 (ASC 810, Consolidation) we have included four of these trusts in our consolidated financial statements, the remaining trusts are currently excluded from our consolidated financial statements because we have determined that Ocwen is not the primary beneficiary.

          We have determined that Ocwen is the primary beneficiary of the consolidated securitization trusts because:

(a)	as the servicer we have the right to direct the activities that most significantly impact the economic performance of the trusts through our ability to mange the delinquent assets of the trusts and

(b)

as holder of all or a portion of the residual tranches of the securities issued by the trust, we have the obligation to absorb losses of the trusts, to the extent of the value of our investment, and the right to receive benefits from the trust both of which could potentially be significant to the trusts.

          Upon adoption of ASU 2009-17 (ASC 810, Consolidation) on January 1, 2010 we began consolidating the four trusts and recorded a $75,506 increase in total assets, a $73,232 increase in liabilities and a $2,274 increase in the opening balance of retained earnings. Included in these amounts were the following transition adjustments:

●	Consolidation of $1,755 of cash held by the trusts (Restricted cash – for securitization investors);

●	Consolidation of loans held by the trust with an unpaid principal balance (UPB) of $77,939 (Loans, net – restricted for securitization investors), including $14,780 of non-performing collateral;

●	Recording of an allowance for loan losses of $4,461, not previously required, for the newly consolidated loans;

●	Consolidation of $2,346 of real estate owned from the trusts (included in Other assets);

●	Consolidation of $72,918 of certificates issued by the trusts (Secured borrowings – owed to securitization investors);

●	Elimination of our $3,634 investment in trading securities that were issued by the newly consolidated trusts against $867 of the face amount of the related certificates and retained earnings;

●	Recording of net deferred tax assets of $1,561, principally related to establishing an allowance for loan losses for the newly consolidated loans; and

●	Recording of $1,181 of other liabilities representing accrued interest payable and the fair value of interest rate swap instruments entered into by one of the consolidated trusts.

The consolidation of the four trusts on January 1, 2010 did not affect Cash and, therefore, the transition adjustments are not reported in the Consolidated Statement of Cash Flows.

          Our Consolidated Statement of Operations for the three months ended March 31, 2009 and our Consolidated Balance Sheet at December 31, 2009 have not been retroactively adjusted to reflect the effect of our adoption of ASU 2009-16 and ASU 2009-17. Therefore, current period results and balances will not be comparable to prior period amounts, particularly with regard to the following:

●	Trading securities (Subordinates and residuals)

●	Loans, net – restricted for securitization investors

●	Deferred tax assets, net

●	Secured borrowings – owed to securitization investors

●	Interest income

●	Interest expense

●	Gain (loss) on trading securities

          Ocwen has no obligation to provide financial support to the trusts and has provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. Our exposure to loss as a result of our continuing involvement is limited to the carrying values of our investments in the residual and subordinate securities of the trusts, our mortgage servicing rights that are related to the trusts and our advances to the trusts.

          The following table presents a summary of the involvement of Ocwen with seven unconsolidated securitization trusts and summary financial information for the trusts. Although we are the servicer for these trusts, the residual interests that we hold in these entities have little to no value. As a result, we are exposed to no loss from these holdings. Further, since our valuation of the residual interest is based on anticipated cash flows, we are unlikely to receive any benefits from these trusts.

	For the three months ended March 31

	2010	2009

Total cash received on beneficial interests held	$—	$54
Total servicing and subservicing fee revenues	951	1,228

	As of

	March 31, 2010	December 31, 2009

Total servicing advances	$19,127	$19,027
Total beneficial interests held at fair value (1)	59	58
Total mortgage servicing rights at amortized cost	1,557	1,659

(1)	Includes investments in subordinate and residual securities that we retained in connection with the loan securitization transactions completed in prior years.

          With regard to these unconsolidated securitization trusts, we have no obligation to provide financial support to the trusts and have provided no such support. Our exposure to loss as a result of our continuing involvement is limited to the carrying values of our investments in the residual and subordinate securities of the trusts, our mortgage servicing rights that are related to the trusts and our advances to the trusts. We consider the probability of loss arising from our advances to be remote because of their position ahead of most of the other liabilities of the trusts. See Note 4, Note 5, Note 6 and Note 8 for additional information regarding Trading securities, Advances, Match funded advances and Mortgage servicing rights.

          Match Funded Advances on Loans Serviced for Others. Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. These SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of four advance facility agreements. These transfers do not qualify for sales accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred advances on our Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. Collections on the advances pledged to the SPEs are used to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations under the securitization documents of one of the entities, Ocwen Servicer Advance Funding (Wachovia), LLC (OSAFW). The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period in May 2010. As of March 31, 2010, OSAFW had no notes outstanding.

          The following table summarizes the assets and liabilities of the SPEs formed in connection with our match funded advance facilities, at the dates indicated:

	March 31, 2010	December 31, 2009

Match funded advances	$757,111	$822,615
Other assets	51,257	19,343

Total assets	$808,368	$841,958

Match funded liabilities	$556,485	$465,691
Other liabilities	99,400	138,210

Total liabilities	$655,885	$603,901

Reclassification

          Certain immaterial amounts in our 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. In the fourth quarter of 2009, we reclassified gains and losses on debt redemptions to Other, net on the Consolidated Statements of Operations. On the Consolidated Statements of Changes in Equity, we condensed share-based compensation amounts and associated excess tax benefits into one line item, Equity-based compensation. Within the operating activities section of the Consolidated Statements of Cash Flows we condensed several immaterial items to Other, net. Similarly, in the financing section of the Consolidated Statements of Cash flows we condensed several immaterial items to Other.

NOTE 2	RECENT ACCOUNTING PRONOUNCEMENTS

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

          ASU 2009-16 (ASC 860, Transfers and Servicing). This statement eliminates the exceptions for qualifying special purpose entities (QSPE) from the consolidation guidance (ASC 810) and clarifies that the objective of the standard is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvements in the transferred financial asset including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This statement modifies the financial-components approach currently used and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.

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

          We adopted this standard effective January 1, 2010 as a result of which, we reevaluated certain QSPEs with which we had ongoing relationships as further described under ASU 2009-17, below, and reassessed the adequacy of our disclosures with regard to our servicing assets and servicing liabilities.

          ASU 2009-17 (ASC 810, Consolidation). This standard requires an enterprise to perform ongoing periodic assessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. We adopted this standard effective January 1, 2010. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics:

(a)	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

(b)	The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

          In addition to reintroducing the concept of control into the determination of the primary beneficiary of a VIE, this statement makes numerous other amendments to the current standards primarily to reflect the elimination of the concept of a QSPE under ASC 860 (above). This statement also amends the current standards to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a VIE. The additional disclosures required by this statement are included in Note 1—Summary of Significant Accounting Policies.

          As also disclosed in Note 1—Securitizations of Residential Mortgage Loans, we previously excluded certain loan securitization trusts from our consolidated financial statements because each was a QSPE. Effective January 1, 2010, we reevaluated these QSPEs as well as all other potentially significant interests in other unconsolidated entities to determine if we should include them in our consolidated financial statements.

          ASU No. 2010-06 (ASC 820, Fair Value Measurements and Disclosures). ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. These new disclosure requirements will first apply to our financial statements for the period ending June 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.

NOTE 3	FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts and the estimated fair values of our financial instruments are as follows at the dates indicated:

	March 31, 2010		December 31, 2009

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Trading securities:
Auction rate	$125,036	$125,036	$247,464	$247,464
Subordinates and residuals	59	59	3,692	3,692
Loans held for resale	32,934	32,934	33,197	33,197
Loans, net – restricted for securitization investors	71,336	71,852	—	—
Advances	894,786	894,786	968,529	968,529
Receivables, net	53,562	53,562	67,095	67,095
Financial liabilities:
Match funded liabilities	$556,485	$530,304	$465,691	$463,716
Lines of credit and other secured borrowings	118,509	119,083	55,810	56,220
Secured borrowings – owed to securitization investors	68,996	68,538	—	—
Investment line	—	—	156,968	156,968
Servicer liabilities	21,251	21,251	38,672	38,672
Debt securities	82,634	77,593	95,564	84,551
Derivative financial instruments, net	$(480)	$(480)	$781	$781

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

          The following table sets forth assets and liabilities measured at fair value categorized by input level within the fair value hierarchy:

	Carrying value	Level 1	Level 2	Level 3

At March 31, 2010:
Measured at fair value on a recurring basis:
Trading securities (1):
Auction rate	$125,036	$—	$—	$125,036
Subordinates and residuals (2)	59	—	—	59
Derivative financial instruments, net (3)	(480)	—	—	(480)
Measured at fair value on a non-recurring basis:
Loans held for resale (4)	32,934	—	—	32,934
Mortgage servicing rights (5)	1,379	—	—	1,379

At December 31, 2009:
Measured at fair value on a recurring basis:
Trading securities (1):
Auction rate	$247,464	$—	$—	$247,464
Subordinates and residuals (2)	3,692	—	—	3,692
Derivative financial instruments, net (3)	781	—	—	781
Measured at fair value on a non-recurring basis:
Loans held for resale (4)	33,197	—	—	33,197
Mortgage servicing rights (5)	613	—	—	613

(1)	Because our internal valuation model requires significant use of unobservable inputs, these securities are classified within Level 3 of the fair value hierarchy.

(2)

Effective January 1, 2010, we eliminated our investment in trading securities that were issued by newly consolidated securitization trusts as more fully described in Note 1—Securitizations of Residential Mortgage Loans.

(3)

The fair values of derivative financial instruments as of January 1, 2010 were adjusted to include $(826) related to an interest rate swap that is held by one of the newly consolidated securitization trusts. Derivative financial instruments consist of interest rate caps that we use to protect against our exposure to rising interest rates on two of our match funded variable funding notes and the interest rate swap that is held by one of the newly consolidated loan securitization trusts. See Note 17 for additional information on our derivative financial instruments.

(4)

Loans held for resale are measured at fair value on a non-recurring basis. At March 31, 2010 and December 31, 2009, the carrying value of loans held for resale is net of a valuation allowance of $14,712 and $15,963, respectively. Current market illiquidity has reduced the availability of observable pricing data. Consequently, we classify loans within level 3 of the fair value hierarchy.

(5)

The carrying value of MSRs at March 31, 2010 and December 31, 2009 is net of a valuation allowance for impairment of $2,231 and $2,954, respectively. The valuation allowance, which relates exclusively to the high-loan-to-value stratum of our residential MSRs, reduced the carrying value of the stratum to $1,379 and $613 at March 31, 2010 and December 31, 2009, respectively. The estimated fair value exceeded amortized cost for all other strata. See Note 8 for additional information on MSRs.

          The following table sets forth a reconciliation of the changes in fair value of our Level 3 assets that we measure at fair value on a recurring basis:

	Fair value at beginning of period	Purchases, collections and settlements, net (1)	Total realized and unrealized gains and (losses) (2)	Transfers in and/or out of Level 3	Fair value at March 31

For the three months ended March 31, 2010:
Trading securities:
Auction rate	$247,464	$(123,193)	$765	$—	$125,036
Subordinates and residuals	59	—	—	—	59

Derivative financial instruments	(45)	—	(435)	—	(480)

For the three months ended March 31, 2009:
Trading securities:
Auction rate	$239,301	$(1,100)	$(40)	$—	$238,161
Subordinates and residuals	4,369	(1)	(340)	—	4,028

Derivative financial instruments	193	—	162	—	355

(1)	Purchases, collections and settlements, net, related to trading securities exclude interest received. There were no purchases during the three months ended March 31, 2010 and 2009.

(2)

Total gains and (losses) on auction rate securities include unrealized gains (losses) of $1,022 and $(40) on auction rate securities held at March 31, 2010 and 2009, respectively. The total gains and (losses) attributable to subordinates and residuals and derivative financial instruments were comprised exclusively of unrealized gains (losses) on assets held at March 31, 2010 and 2009.

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

          The discounted cash flow analysis included the following range of assumptions at March 31, 2010:

●	Expected term	21 months
●	Illiquidity premium	1.02%
●	Discount rate	1.09% – 2.98%

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

          Subordinates and Residuals. Our subordinate and residual securities are not actively traded, and, therefore, we estimate the fair value of these securities based on the present value of expected future cash flows from the underlying mortgage pools. We use our best estimate of the key assumptions we believe are used by market participants. We calibrate our internally developed discounted cash flow models for trading activity when appropriate to do so in light of market liquidity levels. Key inputs include expected prepayment rates, delinquency and cumulative loss curves and discount rates commensurate with the risks. Where possible, we use observable inputs in the valuation of our securities. However, the subordinate and residual securities in which we invest typically trade infrequently and therefore have few or no observable inputs and little price transparency. Additionally, during periods of market dislocation, the observability of inputs is further reduced.

          Discount rates for the subordinate and residual securities are determined based upon an assessment of prevailing market conditions and prices for similar assets. We project the delinquency, loss and prepayment assumptions based on a comparison to actual historical performance curves adjusted for prevailing market conditions.

Derivative Financial Instruments

          Exchange-traded derivative financial instruments are valued based on quoted market prices. If quoted market prices or other observable inputs are not available, fair value is based on estimates provided by third-party pricing sources.

Loans Held for Resale

          Loans held for resale are reported at the lower of cost or fair value. We account for the excess of cost over fair value as a valuation allowance with changes in the valuation allowance included in Gain (loss) on loans held for resale, net, in the period in which the change occurs. All loans held for resale were measured at fair value because the cost of $47,651 exceeded the estimated fair value of $32,934 at March 31, 2010.

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

Loans – Restricted for Securitization Investors

          Loans – restricted for securitization investors are reported at cost, less an allowance for loan losses and are comprised of loans that are secured by first or second liens on one- to four-family residential properties. We base the fair value of our loans on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. Significant assumptions include expected prepayment rates and delinquency and cumulative loss curves.

Mortgage Servicing Rights

          We estimate the fair value of our MSRs by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The most significant assumptions used in our internal valuation are the speed at which mortgages prepay and delinquency experience both of which we derive from our historical experience and available market data. Other assumptions used in our internal valuation are:

●	Cost of servicing

●	Discount rate

●	Interest rate used for computing the cost of servicing advances

●	Interest rate used for computing float earnings

●	Compensating interest expense

          The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, prepayment penalties, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. We derive prepayment speeds and delinquency assumptions from historical experience adjusted for prevailing market conditions. We develop the discount rate internally, and we consider external market-based assumptions in determining the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing. The more significant assumptions used in the March 31, 2010 valuation include prepayment speeds ranging from 15.8% to 21.2% (depending on loan type) and delinquency rates ranging from 16.2% to 27.3% (depending on loan type). Other assumptions include an interest rate of 1-month LIBOR plus 4% for computing the cost of financing advances, an interest rate of 1-month LIBOR for computing float earnings and a discount rate of 20%.

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

●	Subprime

●	ALT A

●	High-loan-to-value

●	Re-performing

●	Special servicing

●	Other

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

Borrowings

          Borrowings not subject to a hedging relationship are carried at amortized cost. We base the fair value of our debt securities on quoted market prices. The carrying value of match funded liabilities and secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other match funded or secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the contractual future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. We carry certain zero-coupon long-term secured borrowings with an implicit fixed rate at a discounted value and determine fair value by discounting the contractual future principal repayments at a market rate that is commensurate with the risk of the estimated cash flows.

Servicer Liabilities

          The carrying value of servicer liabilities approximates fair value due to the short period of time the funds are held until they are deposited in collection accounts, paid directly to an investment trust or refunded to borrowers.

NOTE 4	TRADING SECURITIES

          Trading securities consisted of the following at the dates indicated:

	March 31, 2010	December 31, 2009

Auction rate (Corporate Items and Other)	$125,036	$247,464

Subordinates and residuals:
Loans and Residuals (1)	$—	$3,634
Corporate Items and Other	59	58

	$59	$3,692

          Gain (loss) on trading securities for the three months ended March 31 was comprised of the following:

	2010	2009

Unrealized gains (losses) (2)	$1,022	$(380)
Realized losses (2)	(257)	—

	$765	$(380)

(1)

Effective January 1, 2010, we eliminated our investment in trading securities that were issued by newly consolidated securitization trusts as more fully described in Note 1—Securitizations of Residential Mortgage Loans.

(2)

Unrealized gains (losses) on auction rate securities were $1,022 and $(40) for the three months ended March 31, 2010 and 2009, respectively. Realized losses on auction rate securities were $257 for the three months ended March 31, 2010.

Auction Rate Securities

          During the first quarter of 2008, we invested investment line borrowings (see Note 14) in auction rate securities backed by student loans originated under the U. S. Department of Education’s Federal Family Education Loan Program (FFELP). Auction rate securities are long-term variable rate bonds tied to short-term interest rates that reset through an auction process that historically occurred every 7 to 35 days. The student loans underlying the auction rate securities carry a U.S Government guarantee of at least 97% of the unpaid principal balance in the event of default. The auction rate securities that we hold are in the senior-most position and are smaller in amount than the federally guaranteed portion of the underlying loans.

          On January 21, 2010 and March 4, 2010, we negotiated settlements of two of our auction rate securities litigation actions. Under the terms of these settlements, the broker/dealers repurchased $103,625 par value of auction rate securities for cash proceeds of $92,745. On February 10, 2010, we sold auction rate securities with a par value of $33,350 for cash proceeds of $29,848.

          On February 11, 2010, we exercised a portion of our option to sell auction rate securities with a par value of $88,150. We continue to retain a liquidity option in respect of $3,200 par value of auction rate securities. Under the terms of the liquidity option agreement we entered into in October 2009, we have the right to sell specific securities for cash. We also have the right to repurchase the same following the initial sale at the same price. We recognized the sale as a secured borrowing because of our ability to repurchase the same securities until the maturity of the liquidity option in October 2012. We continue to report these auction rate securities, with a fair value of $87,230 as of March 31, 2010, on our Consolidated Balance Sheet. However, these securities are pledged to collateralize a $74,953 borrowing reflecting the proceeds received upon exercise of the option. We no longer receive cash interest income on the pledged securities nor do we pay cash interest on this secured borrowing. See Note 13 for additional information on this secured borrowing.

          Proceeds from the January 21, 2010 litigation settlement and the February 10, 2010 sale were used to pay down the investment line. On February 17, 2010, we used the proceeds from the February 11, 2010 exercise of the liquidity option and an additional $3,664 cash to repay the remaining balance of the investment line. The remaining auction rate securities, excluding those subject to the secured borrowing incurred under the liquidity option, are no longer pledged as collateral. The fair value of these remaining auction rate securities is $37,806 ($38,200 par value) at March 31, 2010.

          During the three months ended March 31, 2010, issuers also redeemed, at par, auction rate securities that we held that had a face value of $600.

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

NOTE 5	ADVANCES

          Advances consisted of the following at the dates indicated:

	March 31, 2010	December 31, 2009

Servicing:
Principal and interest	$56,830	$51,598
Taxes and insurance	39,177	52,813
Foreclosure and bankruptcy costs	26,910	28,021
Other	10,607	8,998

	133,524	141,430
Loans and Residuals	4,021	4,321
Corporate Items and Other	130	163

	$137,675	$145,914

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

          Servicing advances of $67,714 and $72,670 were pledged as collateral under the terms of the term reimbursement advance borrowing as of March 31, 2010 and December 31, 2009, respectively.

NOTE 6	MATCH FUNDED ADVANCES

          Match funded advances on residential loans we service for others, as more fully described in Note 1—Principles of Consolidation-Match Funded Advances on Loans Serviced for Others, are comprised of the following at the dates indicated:

	March 31, 2010	December 31, 2009

Principal and interest	$289,154	$345,924
Taxes and insurance	324,539	332,326
Foreclosure and bankruptcy costs	65,543	72,385
Real estate servicing costs	54,882	49,446
Other	22,993	22,534

	$757,111	$822,615

NOTE 7	LOANS – RESTRICTED FOR SECURITIZATION INVESTORS

          Loans – restricted for securitization investors are held by four securitization trusts that we include in our consolidated financial statements under the provisions of ASC 810, Consolidation, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. Loans – restricted for securitization investors consisted of the following at March 31, 2010:

Single family residential loans (1)	$75,646
Allowance for loans losses	(4,310)

$71,336

(1)	Includes nonperforming loans of $13,941.

          We report loans held by the consolidated securitization trusts at cost, less an allowance for loan losses. We consider loans held by the trusts to be nonperforming if they are delinquent greater than 89 days or if the loan is in foreclosure or in bankruptcy. We do not accrue for interest on nonperforming loans. In situations where the trusts foreclose upon the collateral, we classify the loans as real estate, a component of other assets. We report as Other, net the losses that are realized by the trusts on loans or real estate resolved through repayment of less than the unpaid principal balance of the loan in full plus any costs incurred by the servicer to resolve the loan or real estate.

          We maintain an allowance for loan losses for loans and real estate held by the trusts at a level that, based upon our evaluation of known and inherent risks in the collateral of the trusts, we consider to be adequate to provide for probable losses. We base our ongoing evaluation of the allowance for loan losses upon an analysis of the collateral of the trusts, historical loss experience, economic conditions and trends, collateral values and other relevant factors.

          At March 31, 2010, the trusts held 1,720 loans that are secured by first or second liens on one- to four-family residential properties. These loans have a weighted average coupon rate of 10.31% and a weighted average remaining life of 142 months.

NOTE 8	MORTGAGE SERVICING RIGHTS

          Servicing Assets. The following table summarizes the activity in the carrying value of residential servicing assets for the three months ended March 31, 2010:

Carrying value at December 31, 2009	$117,802
Purchases	—
Servicing transfers and adjustments	(29)
Decrease in impairment valuation allowance	723
Amortization	(6,775)

Carrying value at March 31, 2010	$111,721

          The following table presents the composition of our servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents purchased mortgage servicing rights while subservicing generally represents all other mortgage servicing rights.

	Residential	Commercial	Total

UPB of Assets Serviced:
March 31, 2010:
Servicing	$26,443,494	$—	$26,443,494
Subservicing (1)	23,234,505	292,676	23,527,181

	$49,677,999	$292,676	$49,970,675

December 31, 2009:
Servicing	$27,408,436	$—	$27,408,436
Subservicing (1)	22,571,641	211,603	22,783,244

	$49,980,077	$211,603	$50,191,680

(1)	Includes non-performing loans serviced for Freddie Mac.

          MSRs are an intangible asset representing the right to service a portfolio of mortgage loans. We generally obtain MSRs by purchasing them from the owners of the mortgage loans. Residential assets serviced consist almost entirely of mortgage loans, primarily subprime, but also include real estate. Assets serviced for others are not included on our Consolidated Balance Sheet.

          Custodial accounts, which hold funds representing collections of principal and interest we receive from borrowers, are escrowed with an unaffiliated bank and excluded from our Consolidated Balance Sheet. Custodial accounts amounted to approximately $331,798 and $234,100 at March 31, 2010 and December 31, 2009, respectively.

          Valuation Allowance for Impairment. During 2008, we established a valuation allowance for impairment of $3,624 on the high-loan-to-value stratum of our mortgage servicing rights as the estimated fair value was less than the carrying value. Changes in the valuation allowance for impairment are reflected in Servicing and origination expenses in our Consolidated Statement of Operations. Net of the valuation allowance of $2,231, the carrying value of this stratum was $1,379 at March 31, 2010. For all other strata, the fair value was above the carrying value at March 31, 2010.

Estimated fair value of MSRs:
March 31, 2010	$133,129
December 31, 2009	$127,268

          Servicing Liabilities. We recognize a servicing liability for those agreements that we do not expect to compensate us adequately for performing the servicing. Servicing liabilities were $2,478 and $2,878 at March 31, 2010 and December 31, 2009, respectively, and are included in Other liabilities. During the first three months of 2010, amortization of servicing liabilities exceeded the amount of charges we recognized to increase servicing liability obligations by $400 and we have reported this net amount as a reduction of Amortization of mortgage servicing rights in our Consolidated Statement of Operations.

NOTE 9	RECEIVABLES

          Receivables consisted of the following at the dates indicated:

	March 31, 2010	December 31, 2009

Accounts receivable by segment:
Servicing (1)	$15,657	$41,940
Loans and Residuals	845	845
Asset Management Vehicles	110	334
Corporate Items and Other	1,829	1,795

	18,441	44,914
Other receivables:
Income taxes	27,163	17,865
Receivable from Altisource	5,233	3,310
Other	2,725	1,006

	$53,562	$67,095

(1)

The balances at March 31, 2010 and December 31, 2009 primarily include reimbursable expenditures due from investors. The total balance of receivables for this segment is net of reserves of $629 and $547 at March 31, 2010 and December 31, 2009, respectively. The balances at March 31, 2010 and December 31, 2009 include $10,416 and $37,226, respectively, due from Freddie Mac in connection with loans we service under a subservicing agreement.

NOTE 10	OTHER ASSETS

          Other assets consisted of the following at the dates indicated:

	March 31, 2010	December 31, 2009

Debt service accounts (1)	$47,541	$50,221
Debt issuance costs, net (2)	11,669	8,223
Real estate, net (3)	9,783	8,133
Interest earning collateral deposits	7,738	8,671
Term note (4)	7,000	7,000
Security deposits	3,322	3,138
Prepaid expenses and other	4,725	4,250

	$91,778	$89,636

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

(3)

The balance at March 31, 2010 includes $1,938 of foreclosed properties owned by the newly consolidated securitization trusts. See Note 1—Principles of Consolidation – Residential Mortgage Loans for additional information.

(4)

In March 2009, we issued a note receivable, maturing on April 1, 2014, in connection with advances funded by the Ocwen Servicer Advance Funding, LLC (OSAF) term note pledged as collateral, as described in Note 13. We receive 1-Month LIBOR plus 300 basis points (bps) under the terms of this note receivable. Under the terms of the note, repayments of $1,400 per year are required beginning April 1, 2010. We are obligated to pay 1-Month LIBOR plus 350 bps under the terms of a five-year note payable to the same counterparty. We do not have a contractual right to offset these payments.

NOTE 11	MATCH FUNDED LIABILITIES

          Match funded liabilities are comprised of the following at the dates indicated:

					Balance Outstanding

Borrowing Type	Interest Rate	Maturity	Amortization Date	Unused Borrowing Capacity (1)	March 31, 2010	December 31, 2009

Advance Receivable Backed Note Series 2009-3 (2)	4.14%	Jul. 2023	Jul. 2012	$—	$210,000	$210,000
Variable Funding Note Series 2009-2 (3)	1-Month LIBOR + 350bps	Nov. 2023	Nov. 2012	1,395	26,605	—
Variable Funding Note Series 2009-1 (4)	Commercial paper rate + 200 bps	Dec. 2022	Feb. 2011	300,000	—	—
Advance Receivable Backed Note Series 2010-1 (2)	3.59%	Sep. 2023	Feb. 2011	—	200,000	—
Variable Funding Note (5)	Commercial paper rate + 150 bps	Dec. 2013	Dec. 2010	140,085	109,915	158,412
Advance Receivable Backed Notes (6)	1-Month LIBOR + 400 bps	Mar. 2020	Mar. 2011	90,035	9,965	27,421
Advance Receivable Backed Notes (7)	1-Month LIBOR + 275 bps	May 2011	May 2010	500,000	—	69,858

				$1,031,515	$556,485	$465,691

(1)	Our unused borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility.

(2)	These notes were issued under the Term Asset-Backed Securities Loan Facility (TALF) program administered by the Federal Reserve Bank of New York.

(3)

Under the terms of the note purchase agreement, the purchaser had no obligation to fund borrowings under this note until January 2010 at which time the maximum funding obligation was $28,000. The maximum funding obligation increases to $88,000 in November 2010 and to $100,000 in November 2011.

(4)

The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 200 bps. In February 2010, we renewed and extended the amortization date of this note to February 17, 2011.

(5)

The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 150 bps which has approximated 1-Month LIBOR plus 150 bps over time.

(6)	In March 2010, we extended the amortization date of this note to March 18, 2011.

(7)

Under the terms of the facility, we pay interest on drawn balances at 1-Month LIBOR plus 275 bps. In addition, we pay, in twelve monthly installments, a facility fee of 2.25% of the maximum borrowing capacity of $500,000. On April 16, 2010, we negotiated the renewal of this facility that extended the amortization date of the facility to May 5, 2011. The interest rate was reduced to 1-Month LIBOR plus 200 bps and the facility fee was reduced to 1.30% of the maximum borrowing capacity and is payable in twelve monthly installments.

NOTE 12	SECURED BORROWINGS – OWED TO SECURITIZATION INVESTORS

          Secured borrowings – owed to securitization investors of $68,996 at March 31, 2010 consist of certificates that represent beneficial ownership interests in four securitization trusts that we include in our consolidated financial statements under the provisions of ASC 810, Consolidations, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. The holders of these certificates have no recourse against the assets of Ocwen.

          As disclosed in Note 7, the trusts consist principally of mortgage loans that are secured by first and second liens on one- to four-family residential properties. Except for the residuals, the certificates generally pay interest based on 1-Month LIBOR plus a margin of from 8 to 250 basis points. Interest rates on the certificates are generally capped at the weighted average of the net mortgage rates of the mortgage loans in the respective loan pools.

NOTE 13	LINES OF CREDIT AND OTHER SECURED BORROWINGS

          Secured lines of credit from various unaffiliated financial institutions are as follows:

				Unused Borrowing Capacity	Balance Outstanding

Borrowings	Collateral	Interest Rate	Maturity		March 31, 2010	December 31, 2009

Servicing:
Fee reimbursement advance	Term note (1)	Zero coupon	March 2014	$—	$48,000	$60,000
Term note (2)	Advances	1-Month LIBOR + 350 basis points	March 2014	—	5,600	7,000

				—	53,600	67,000
Corporate Items and Other
Securities sold with an option to repurchase (3)	Auction rate securities	(3)	October 2012	—	74,953	—

Discount (1)				—	(10,044)	(11,190)

				$—	$118,509	$55,810

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

(2)

This note was issued by OSAF and is secured by advances on loans serviced for others, similar to match funded advances and liabilities. The lender has pledged its interest in this note to us as collateral against the $7,000 term note receivable.

(3)

In October 2009, we entered into a liquidity option related to$92,850 face amount of auction rate securities. Under the terms of this agreement, we have the right to sell specific securities for cash. We also have the right to repurchase the same following the initial sale at the same price. On February 11, 2010, we exercised a portion of our option to sell auction rate securities with a par value of $88,150. We recognized the sale as a secured borrowing because of our ability to repurchase the same securities until the maturity of the liquidity option. We no longer receive cash interest income on the pledged securities nor do we pay cash interest on the secured borrowing. We continue to retain a liquidity option in respect of $3,200 par value of auction rate securities.

NOTE 14	INVESTMENT LINE

          The investment line term note was secured by our investment in auction rate securities. Under the term note, we received the interest on the auction rate securities while the proceeds from the redemption or sale of auction rate securities were applied to the outstanding balance. On April 30, 2009, we negotiated a one-year extension of the term note maturity to June 30, 2010. Proceeds from the settlement of a litigation action related to auction rate securities on January 21, 2010 were used to pay down the investment line. Proceeds from the sale of auction rate securities on February 10, 2010 were also used to pay down the investment line. On February 11, 2010, we exercised a portion of our option to sell auction rate securities with a par value of $88,150 and used the proceeds from this exercise and an additional $3,664 cash to repay the remaining outstanding balance of the investment line on February 17, 2010. As of December 31, 2009, the outstanding balance of the investment line was $156,968. The remaining auction rate securities, excluding those subject to the secured borrowing incurred under the liquidity option, are no longer pledged as collateral.

NOTE 15	DEBT SECURITIES

          Debt securities consisted of the following at the dates indicated:

	March 31, 2010	December 31, 2009

3.25% Contingent Convertible Unsecured Senior Notes due August 1, 2024	$56,435	$56,435
10.875% Capital Trust Securities due August 1, 2027	26,199	39,129

	$82,634	$95,564

          Convertible Notes. In July 2004, Ocwen issued $175,000 aggregate principal amount of 3.25% Convertible Notes due 2024. The Convertible Notes are senior general unsecured obligations not guaranteed by any of our subsidiaries and bear interest at the rate of 3.25% per year.

          Interest expense on the Convertible Notes for the three months ended March 31, 2009 respectively, includes amortization of debt discount of $754 and cash interest expense of $572 at the contractual rate. We amortized the debt discount over the period from the date of issuance to August 1, 2009, the first date at which holders could require us to repurchase their notes. We recognized interest on the debt at an effective annual rate of 8.25% from the date of issuance to August 1, 2009. Since August 1, 2009, the effective interest rate on the debt is the coupon rate of 3.25%.

          In February 2009, we repurchased $25,910 of our Convertible Notes in the open market at a price equal to 95% of the principal amount and recognized total gains of $534, net of the write-off of unamortized issuance costs and debt discount. We did not repurchase any of our Convertible Notes during the first quarter of 2010.

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

          The conversion rate is 82.1693 shares of our common stock per $1,000 (actual dollars) principal amount of the notes, subject to adjustment. Events that may cause the conversion rate to be adjusted primarily relate to cash dividends or other distributions to holders of our common stock. Upon conversion, we may, at our option, choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock. At March 31, 2010 and December 31, 2009, the if-converted value of the Convertible Notes was $51,427 and $44,378, respectively.

          Beginning August 1, 2009, we may redeem all or a portion of the notes for cash for a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any.

          Capital Trust Securities. In August 1997, Ocwen Capital Trust (OCT) issued $125,000 of 10.875% Capital Securities (the Capital Trust Securities). OCT invested the proceeds from issuance of the Capital Trust Securities in 10.875% Junior Subordinated Debentures issued by Ocwen. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. For financial reporting purposes, we treat OCT as a subsidiary and, accordingly, the accounts of OCT are included in our consolidated financial statements. We consolidate OCT because we own all of the Common Securities that were issued by OCT and have repurchased 79% of the Capital Trust Securities that were originally issued. We eliminate intercompany balances and transactions with OCT, including the balance of Junior Subordinated Debentures outstanding, in our consolidated financial statements.

          In January 2010, we repurchased $12,930 of the Capital Securities and recognized a gain of $717 on these repurchases, net of the write-off of unamortized issuance costs.

          Holders of the Capital Trust Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year at an annual rate of 10.875% of the liquidation amount of $1,000 (actual dollars) per Capital Security. Ocwen guarantees payment of distributions out of monies held by OCT and payments on liquidation of OCT or the redemption of Capital Trust Securities to the extent OCT has funds available. If Ocwen does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Trust Securities in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available.

          We have the right to defer payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 10 consecutive semiannual periods (an Extension Period), provided that no Extension Period may extend beyond the stated maturity of the Junior Subordinated Debentures. Upon the termination of any such Extension Period and the payment of all amounts then due on any interest payment date, we may elect to begin a new Extension Period. Accordingly, there could be multiple Extension Periods of varying lengths throughout the term of the Junior Subordinated Debentures. If we defer interest payments on the Junior Subordinated Debentures, distributions on the Capital Trust Securities will also be deferred, and we may not, nor may any of our subsidiaries, (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, their capital stock or (ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. During an Extension Period, interest on the Junior Subordinated Debentures will continue to accrue at the rate of 10.875% per annum, compounded semiannually.

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

NOTE 16	OTHER LIABILITIES

          The following table sets forth the components of Other liabilities at the dates indicated:

	March 31, 2010	December 31, 2009

Liability for selected tax items	$15,160	$15,326
Accrued expenses	15,026	21,381
Checks held for escheat	12,941	12,827
Deferred income	12,781	13,599
Servicing liability	2,478	2,878
Payable to Altisource	3,213	10,655
Accrued interest payable	2,206	3,588
Other	12,932	10,528

	$76,737	$90,782

NOTE 17	DERIVATIVE FINANCIAL INSTRUMENTS

          Because our current derivative agreements are not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreements. We control this risk through credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amount of our contracts does not represent our exposure to credit loss.

          In our Servicing segment, we have entered into interest rate caps to hedge our exposure to rising interest rates. In connection with our issuance of a match funded variable funding note in December 2007 with a variable rate of interest and a $250,000 maximum borrowing capacity, we entered into interest rate caps with a notional amount of $250,000. We designated this cap as a cash flow hedge but de-designated it as of March 31, 2008 because of ineffectiveness. In connection with our renewal of a match funded variable funding note in February 2008 that carries a variable interest rate and a maximum borrowing capacity of $100,000, we entered into an interest rate cap with an original notional amount of $200,000. This cap began amortizing at the rate of $8,333 per month in February 2009. The notional balance at March 31, 2010 is $83,333. We did not designate this cap as a hedge.

          Effective January 1, 2010 we include certain securitization trusts in our consolidated financial statements under the provisions of ASC 810, Consolidation, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. As a result, we report in our Loans and Residuals segment the fair value of an interest rate swap that is held by one of the securitization trusts. Under the terms of the swap, the trust pays a fixed rate of 4.935% and receives a variable rate equal to 1-Month LIBOR.

          The following table summarizes the use of derivatives during the three months ended March 31, 2010:

	Interest Rate Caps	Interest Rate Swap

Notional balance at December 31, 2009	$358,333	$—
Additions (1)	—	17,800
Maturities	(25,000)	(2,300)

Notional balance at March 31, 2010	$333,333	$15,500

Fair value:
March 31, 2010	$230	$(710)

December 31, 2009 (1)	$781	$—

Maturity	January 2011 and December 2013	April 2010 to November 2011

(1)

As a result of including four securitization trusts in our consolidated financial statements under the provisions of ASC 810, Consolidations, as more fully described in Note 1—Securitizations of Residential Mortgage Loans, we recognized opening balance adjustments as of January 1, 2010 that included the $(826) fair value of the interest swap held by one of the trusts.

          Net realized and unrealized gains (losses) included in Other income (expense), net related to derivative financial instruments were $(435) and $162 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 18	SERVICING AND SUBERVICING FEES

          The following table presents the components of Servicing and subservicing fees for the three months ended March 31:

	2010	2009

Loan servicing and subservicing fees	$46,000	$46,101
Late charges	8,180	10,699
Loan collection fees	2,143	2,095
Custodial accounts (float earnings) (1)	488	1,850
Receivables management and recovery fees (2)	—	12,961
Other	9,669	5,104

	$66,480	$78,810

(1)	For the three months ended March 31, 2010 and 2009, float earnings included $431 and $1,831, respectively, of interest income from our investment in auction rate securities.

(2)	These fees were earned by the Financial Services segment which we distributed as part of the Separation. See Note 21 for additional information regarding this former business segment.

NOTE 19	INTEREST EXPENSE

The following table presents the components of Interest expense for each category of our interest-bearing liabilities for the three months ended March 31:

	2010	2009

Match funded liabilities	$10,495	$8,821
Lines of credit and other secured borrowings	26	4,218
Secured borrowings – owed to securitization investors	190	—
Investment line	376	615
Debt securities:
Convertible Notes	459	1,426
Capital Trust Securities	822	1,451
Other	103	132

	$12,471	$16,663

NOTE 20	BASIC AND DILUTED EARNINGS PER SHARE

          Basic EPS excludes common stock equivalents and is calculated by dividing net income (loss) attributable to OCN by the weighted average number of common shares outstanding during the year. We calculate diluted EPS by dividing net income attributable to OCN, as adjusted to add back interest expense net of income tax on the Convertible Notes, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and the Convertible Notes. The following is a reconciliation of the calculation of basic EPS to diluted EPS for the periods indicated:

The following is a reconciliation of the calculation of basic EPS to diluted EPS for the three months ended March 31:

	2010	2009

Basic EPS:
Net income attributable to OCN	$20,860	$15,109

Weighted average shares of common stock	99,975,881	62,750,010

Basic EPS	$0.21	$0.24

Diluted EPS:
Net income attributable to OCN	$20,860	$15,109
Interest expense on Convertible Notes, net of income tax (1)	304	935

Adjusted net income attributable to OCN	$21,164	$16,044

Weighted average shares of common stock	99,975,881	62,750,010
Effect of dilutive elements:
Convertible Notes (1)	4,637,224	4,638,046
Stock options (2)	2,705,759	472,863
Common stock awards	5,551	10,547

Dilutive weighted average shares of common stock	107,324,415	67,871,466

Diluted EPS	$0.20	$0.24

(1)

The effect of our Convertible Notes on diluted EPS is computed using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, are added back to net income. Conversion of the Convertible Notes into shares of common stock is assumed for purposes of computing diluted EPS unless the effect would be anti-dilutive. The effect is anti-dilutive whenever interest expense on the Convertible Notes, net of income tax, per common share obtainable on conversion exceeds basic EPS.

(2)

An average of 12,391 and 1,462,248 options have been excluded from the computation of diluted EPS for the first three months of 2010 and 2009, respectively. These options were anti-dilutive because their exercise price was greater than the average market price of our stock. Excluded from the computation of diluted EPS for the first three months of 2010 and 2009 were 1,710,000 and 5,130,000 options, respectively, for shares that are issuable upon the achievement of certain performance criteria related to OCN’s stock price and an annualized rate of return to investors. On August 10, 2009, the market performance criterion was met for 3,420,000 of these options. Also excluded from the computation of EPS for the first three months of 2010 were 78,750 options granted with similar conditions on November 4, 2009.

NOTE 21	BUSINESS SEGMENT REPORTING

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

          A brief description of our current and former business segments is as follows:

Ocwen Asset Management

●

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

●

Loans and Residuals. This segment includes our trading and investing activities and our former subprime loan origination operation. Our trading and investing activities include our investments in subprime residual mortgage backed trading securities as well as the results of our whole loan purchase and securitization activities. Effective January 1, 2010, the Loans and Residuals segment includes the four securitization trusts that we include in our consolidated financial statements under the provisions of ASC 810, Consolidation.

●

Asset Management Vehicles. This segment is comprised of our 25% equity investment in OSI and approximately a 25% equity investment in ONL and affiliates, unconsolidated entities engaged in the management of residential assets.

Ocwen Solutions (distributed as part of the Separation, except for BMS Holdings and GSS)

●

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

●

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

●

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

Corporate Items and Other. We report items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash and the related costs of financing these investments and certain other corporate expenses in Corporate Items and Other. Our Convertible Notes and Capital Trust Securities are also included in Corporate Items and Other. Beginning August 10, 2009, the results of BMS and GSS are also included in Corporate Items and Other.

          We allocate interest income and expense to each business segment for funds raised or funding of investments made. We also allocate expenses generated by corporate support services to each business segment.

          Financial information for our segments is as follows:

	Ocwen Asset Management			Ocwen Solutions

	Servicing	Loans and Residuals	Asset Management Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

Results of Operations

For the three months ended March 31, 2010

Revenue (1) (2)	$75,453	$—	$188	$—	$—	$—	$348	$(403)	$75,586
Operating expenses (1) (3)	30,787	1,191	467	—	—	—	2,923	(191)	35,177

Income (loss) from operations	44,666	(1,191)	(279)	—	—	—	(2,575)	(212)	40,409

Other income (expense), net:
Interest income	62	2,841	—	—	—	—	742	—	3,645
Interest expense	(11,137)	(188)	—	—	—	—	(1,146)	—	(12,471)
Other (1) (2)	(1,086)	(1,587)	523	—	—	—	1,800	212	(138)

Other income (expense), net	(12,161)	1,066	523	—	—	—	1,396	212	(8,964)

Income (loss) from continuing operations before income taxes	$32,505	$(125)	$244	$—	$—	$—	$(1,179)	$—	$31,445

For the three months ended March 31, 2009

Revenue (1) (2)	$74,694	$—	$537	$18,017	$17,318	$10,573	$253	$(6,802)	$114,590
Operating expenses (1) (3)	34,218	561	762	12,892	18,151	8,173	3,982	(6,473)	72,266

Income (loss) from operations	40,476	(561)	(225)	5,125	(833)	2,400	(3,729)	(329)	42,324

Other income (expense), net:
Interest income	59	1,883	—	2	—	—	221	—	2,165
Interest expense	(15,503)	(629)	—	(12)	(470)	(132)	83	—	(16,663)
Other (1) (2)	164	(4,831)	(302)	33	2	56	(13)	329	(4,562)

Other income (expense), net	(15,280)	(3,577)	(302)	23	(468)	(76)	291	329	(19,060)

Income (loss) from continuing operations before income taxes	$25,196	$(4,138)	$(527)	$5,148	$(1,301)	$2,324	$(3,438)	$—	$23,264

Total Assets
March 31, 2010	$1,089,182	$117,253	$14,368	$—	$—	$—	$594,656	—	$1,815,459

December 31, 2009	$1,191,212	$48,690	$15,271	$—	$—	$—	$514,177	$—	$1,769,350

March 31, 2009	$1,279,134	$60,025	$22,790	$4,002	$59,886	$8,489	$595,435	$(245)	$2,029,516

(1)

Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income depending on the type of service that is rendered. Intersegment billings are as follows:

	Servicing	Asset Management Vehicles	Technology Products	Business Segments Consolidated

For the three months ended March 31, 2010	$269	$47	$—	$316
For the three months ended March 31, 2009	2,383	141	8,392	10,916

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

(3)	Depreciation and amortization expense are as follows:

	Servicing	Asset Management Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Business Segments Consolidated

For the three months ended March 31, 2010:
Depreciation expense	$13	$2	$—	$—	$—	$382	$397
Amortization of MSRs	6,375	—	—	—	—	—	6,375

For the three months ended March 31, 2009:
Depreciation expense	$15	—	$9	$117	$1,331	$335	$1,807
Amortization of MSRs	10,041	—	—	—	—	—	10,041
Amortization of intangibles	—	—	—	637	—	—	637

NOTE 22	RELATED PARTY TRANSACTIONS

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

          Our business is currently dependent on many of the services and products provided under these long-term contracts which are effective for up to eight years with renewal rights. Certain services provided by Altisource under these contracts are charged to the borrower and/or loan investor. Accordingly, such services, while derived from our loan servicing portfolio, are not presented as expenses to Ocwen. We believe the rates charged under these agreements are market rates as they are materially consistent with one or more of the following: the fees charged by Altisource to other customers for comparable services and the rates Ocwen pays to or observes from other service providers.

          For the three months ended March 31, 2010, we generated revenues of $3,191 under our agreements with Altisource, principally from fees for providing attorney referral services to Altisource. We also incurred expenses of $4,276, principally for technology products and support services including the REAL suite of products that support our Servicing business. At March 31, 2010, the net receivable from Altisource was $2,019.

          For the three months ended March 31, 2010, revenue from services provided to Altisource was $1,041 and the cost of services received from Altisource was $406.

NOTE 23	COMMITMENTS AND CONTINGENCIES

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

          We are named as a defendant in lawsuits brought in various federal and state courts challenging the Bank’s mortgage servicing practices, including charging improper or unnecessary fees, misapplying borrower payments, etc. In April 2004, our petition was granted to transfer and consolidate a number of lawsuits filed against the Bank, OCN and various third parties into a single proceeding pending in the United States District Court for the Northern District of Illinois (the MDL Proceeding). Additional lawsuits similar to the MDL proceeding have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. In April 2005, the trial court entered a partial summary judgment in favor of defendants holding that plaintiffs’ signed loan contracts authorized the collection of certain fees by Ocwen as servicer for the related mortgages. In May 2006, plaintiffs filed an amended complaint containing various claims under several federal statutes, state deceptive trade practices statutes and common law. No specific amounts of damages are asserted, however, plaintiffs may amend the complaint to seek damages should the matter proceed to trial. In June 2007, the United States Court of Appeals for the Seventh Circuit issued an opinion holding that many of the claims were preempted or failed to satisfy the pleading requirements of the applicable rules of procedure and directing the trial judge to seek clarification from the plaintiffs so as to properly determine which particular claims are to be dismissed. In March 2009, the trial court struck the amended complaint in its entirety on the grounds of vagueness. Plaintiffs filed a third amended complaint on April 20, 2009. Ocwen’ has moved to dismiss the third amended complaint. The motion is fully briefed and pending decision by the trial court. We believe the allegations in the MDL Proceeding are without merit and will continue to vigorously defend against them.

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

          OCN commenced separate arbitrations before the Financial Industry Regulatory Authority against certain Broker/Dealers primarily alleging fraud, breach of duty and statutory violations arising out of the sale of AAA-rated student loan auction rate securities (SLARS) backed by the Federal Family Education Loan Program. In the first quarter of 2010, we settled the remaining arbitration proceedings for cash proceeds.

          OCN is subject to various other pending legal proceedings. In our opinion, the resolution of those proceedings will not have a material effect on our financial condition, results of operations or cash flows.

Tax matters

          On December 28, 2006, the India tax authorities issued an income tax assessment order (the Order) with respect to IT Enabled services performed for OCN by its wholly-owned Indian subsidiary, OFSPL. The Order relates to the assessment year 2004-05 and determined that the percent mark-up on operating costs with respect to the IT enabled and software development services that OFSPL provided to OCN was insufficient. The proposed adjustment would impose upon OFSPL additional tax of INR 45,290 ($1,003) and interest of INR 14,922 ($331) for the Assessment Year 2004-05. On December 15, 2008, the India tax authorities issued an additional income tax assessment order (the Second Order) with respect to assessment year 2005-06. The proposed adjustment would impose upon OFSPL additional tax of INR 23,225 ($514) and interest of INR 10,200 ($226) for the Assessment Year 2005-06. On December 21, 2009, the India tax authorities issued a draft income tax assessment order (the Third Order) with respect to assessment year 2006-07. The proposed adjustment would impose upon OFSPL additional tax of INR 58,161 ($1,288) and interest of INR 1,897 ($42) for the Assessment Year 2006-07. In accordance with standard Indian procedures, penalties may also be assessed in the future in connection with the assessment.

          OCN and OFSPL intend to vigorously contest these Orders and the imposition of tax and interest and do not believe they have violated any statutory provision or rule. OFSPL has filed domestic appeals with the India Commissioner of Income Tax (Appeals) in response to the Order and Second Order and an application with the Dispute Resolution Panel for the Third Order. On March 16, 2007, OCN filed a request for Competent Authority Assistance with the Internal Revenue Service under the United States – India Income Tax Treaty. On January 23, 2009, OCN filed a request with the Internal Revenue Service to include Assessment Year 2005-2006 in its Competent Authority case.

          Due to the uncertainties inherent in the Appeals and Competent Authority processes, OCN and OFSPL cannot currently estimate any additional exposure beyond the amount detailed in the Order. We also cannot predict when these tax matters will be resolved. The Competent Authority Assistance filing should preserve OCN’s right to credit any potential India taxes against OCN’s U.S. taxes.

          On December 31, 2009, we recorded a reserve against a tax receivable of $8,334 related to the wind-down and liquidation of an advance financing structure. In connection with the process of finalizing this structure, we are researching various alternatives for the release of this reserve, but we cannot yet determine the final disposition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands Except Share Data and Unless Otherwise Indicated)

INTRODUCTION

          Unless specifically stated otherwise, all references to March 2010 and March 2009 refer to the three-month periods ended, or to the dates, as the context requires, March 31, 2010 and March 31, 2009, respectively.

          The following discussion of our results of operations, change in financial condition and liquidity should be read in conjunction with our Interim Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-Q, and with our Annual Report on Form 10-K for the year ended December 31, 2009.

OVERVIEW

Strategic Priorities

          During 2009, we focused on three key initiatives to reinforce our competitive strengths: liquidity and balance sheet strength; revenue opportunities; and quality and cost structure leadership. Our success in addressing these three initiatives led to our strategic priorities for 2010 and beyond:

1.	Establish predictable and sustainable revenue growth in our servicing operations

2.	Improve process efficiencies to continuously reduce cost

3.	Improve quality

4.	Reduce asset intensity

These priorities support our long-term goals for return on equity and earnings per share growth.

          For sustainable revenue growth, we have a three-pronged approach:

1.

Acquisition of Existing Servicing Platforms. On March 29, 2010, we entered into a Servicing Rights Purchase and Sale Agreement under which we agreed to purchase the rights to service approximately 38,000 mortgage loans with an aggregate unpaid principal balance (UPB) of approximately $6.9 billion. This acquisition was completed on May 3, 2010.

2.

Special Servicing Opportunities. We continue to pursue opportunities with government-sponsored entities to grow our special servicing portfolio. In February 2009, we were selected as a special servicer of non-performing loans for Freddie Mac under a high-risk-loan pilot program. On August 10, 2009, we entered into an Interim Servicing Master Agreement under which we provide mortgage loan servicing with respect to approximately 24,000 non-performing single family mortgage loans backed by Freddie Mac with an aggregate UPB of approximately $4.4 billion. We added approximately 5,400 additional loans with an aggregate UPB of approximately $1.6 billion through December 31, 2009. Through March 2010, we added approximately 7,200 additional loans with an aggregate UPB of approximately $1.4 billion. As with subservicing, special servicing requires limited capital reducing asset intensity and increasing return on equity.

3.

Flow Servicing. Our goal is to develop flow FHA servicing. The economics of FHA servicing more closely match our existing business model than do Fannie or Freddie performing servicing which are very dependent upon a low cost of capital. FHA servicing requires intensive effort and trades for a lower multiple of servicing fees.

          The latter three 2010 strategic priorities:

●	improve process efficiencies to reduce cost;

●	improve quality; and

●	reduce asset intensity;

are interrelated, reflecting our belief that continual process improvement leads to higher quality and lower cost, both operational and financial.

          Our primary lever to accomplish these priorities continues to be to resolve more loans faster. We will focus our resources on first call resolution and self-serve applications. Customers are far happier when their issues are resolved in a single interaction. Furthermore, a growing portion of our customers would prefer to self-serve particularly if they can choose the timing and it results in a satisfactory outcome. By resolving more loans faster, we improve quality as perceived by our customers, reduce the level of advances (i.e., reduce asset intensity) and reduce costs.

Operating Segments

          Our current business segments are:

●	Servicing

●	Loans and Residuals

●	Asset Management Vehicles (AMV)

          In addition to our core residential servicing business, OAM includes our equity investments in asset management vehicles and our remaining investments in subprime loans and residual securities.

          Prior to August 10, 2009, Ocwen Solutions (OS) included our former unsecured collections business, our former residential fee-based loan processing businesses, our former technology platforms, our equity investment in BMS Holdings and the results of our international commercial loan servicing business conducted through GSS. With the exception of our interests in BMS Holdings and GSS, we distributed the assets, liabilities and operations of the OS line of business in the Separation.

          See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results and Financial Condition and Note 20 to the Interim Consolidated Financial Statements for additional financial information regarding each of our segments.

Operations Summary

          Our consolidated operating results in the first quarter of 2009 as compared to the first quarter of 2010 were significantly impacted by the Separation of Altisource from Ocwen on August 10, 2009. Ocwen ceased, beginning on August 10, 2009, to record operating results from Mortgage Services, Financial Services and Technology Products segments except for BMS Holdings and GSS. The 2009 to 2010 comparative discussion below focuses primarily on changes other than those related to the Separation.

          The following table summarizes our consolidated operating results for the periods indicated. We have provided a more complete discussion of operating results by line of business in the Segment Results and Financial Condition section.

	For the three months ended March 31,

	2010	2009	% Change

Consolidated:
Revenue	$75,586	$114,590	(34)%
Operating expenses	35,177	72,266	(51)

Income from operations	40,409	42,324	(5)
Other expense, net	(8,964)	(19,060)	(53)

Income from continuing operations before taxes	31,445	23,264	35
Income tax expense	10,574	8,037	32

Income from continuing operations	20,871	15,227	37
Loss from discontinued operations, net of taxes	—	(188)	(100)

Net income	20,871	15,039	39
Net income (loss) attributable to non-controlling interest in subsidiaries	(11)	70	(116)

Net income attributable to Ocwen	$20,860	$15,109	38

Segment income (loss) from continuing operations before taxes:
Servicing	$32,505	$25,196	29%
Loans and Residuals	(125)	(4,138)	(97)
Asset Management Vehicles	244	(527)	(146)
Mortgage Services	—	5,148	(100)
Financial Services	—	(1,301)	(100)
Technology Products	—	2,324	(100)
Corporate items and other	(1,179)	(3,438)	(66)

	$31,445	$23,264	35

          Three Months Ended March 2010 versus 2009. Total revenues declined by $39,004 in the first quarter of 2010 as compared to 2009 principally because of the Separation. Excluding revenues earned by GSS and intersegment revenues eliminated in consolidation, OS revenues were $39,254 for the first quarter of 2009. Revenues of the Servicing segment were slightly higher in the first quarter of 2010. Operating expenses were $37,089 lower in the first quarter of 2010 largely due to the Separation. Excluding expenses incurred by GSS and intersegment expenses eliminated in consolidation, OS operating expenses were $35,481 for the first quarter of 2009. Operating expenses in the first quarter of 2010 also benefited from a $3,666 decline in MSR amortization expense in the Servicing segment. Income from operations declined by $1,915, or 5% in the first quarter of 2010 as compared to 2009.

          Other expense, net declined $10,096 in the first quarter of 2010 primarily due to net gains on auction rate securities and to reductions in both Interest expense and Loss on loans held for resale, net. As a result, income from continuing operations before taxes climbed to $31,445 in the first quarter of 2010 from $23,264 in first quarter of 2009. Net income was 38% higher for the first quarter of 2010.

          As subservicing and special servicing arrangements represent a larger portion of our portfolio, we expect revenues to decline as a percentage of UPB. However, we anticipate such declines to be more than offset by lower MSR amortization and interest expense on advance financing. We are able to enhance return on equity with subservicing and special servicing as we do not purchase MSRs and do not incur incremental amortization expense.

Change in Financial Condition Summary

          The overall increase in our assets of $46,109, or 3%, was principally due to the following:

●	Cash increased by $209,094 as we fully borrowed under the $200,000 TALF note that we issued in February 2010.

●	Auction rate securities declined by $122,428 due to sales, the settlement of two litigation actions and redemptions.

●	Total advances declined by $73,743 primarily due to modifications and relatively stable loan delinquency rates.

●

Loans – restricted for securitization investors represent loans held by four securitization trusts that, effective January 1, 2010, we began to include in our consolidated financial statements under the provisions of ASC 810, Consolidation. See Note 7 to our Interim Consolidated Financial Statements for additional information.

●	MSRs declined by $6,081 primarily due to amortization. We did not purchase any MSRS during the first quarter of 2010.

●	Receivables, net, decreased by $13,533 due to collections on subservicing and special servicing agreements, offset in part by an increase in current income taxes as discussed below.

●

Deferred tax assets, net, declined by $17,541. Income tax expense for the quarter includes $10,724 of deferred expense. In addition, a non-cash tax asset of $8,486 arising from the expected deductibility of losses in a finance vehicle was reclassified from deferred tax assets to current income taxes during the first quarter.

          Liabilities increased by $21,125, or 2%, primarily as a result of the following items:

●	Match funded liabilities increased by $90,794 reflecting the issuance of $200,000 of notes under the TALF program offset in part by paydowns of borrowings under other facilities.

●

Secured borrowings – owed to securitization investors consist of certificates issued by the four securitization trusts that we began to include in our consolidated financial statements effective January 1, 2010. See Note 12 to our Interim Consolidated Financial Statements for additional information.

●

Lines of credit and other secured borrowings increased $62,699 due to the $74,953 secured borrowing in connection with our sale of ARS with an option to repurchase. This new borrowing was partly offset by the first annual $12,000 repayment on our $60,000 fee reimbursement advance in March.

●	We fully repaid the investment line term note which had an outstanding balance of $156,968 at December 31, 2009.

●

Servicer liabilities declined by $17,421 largely because of a decrease in partial borrower payments and other unapplied balances as well as borrower payments not yet deposited in custodial accounts. The decline in borrower payments is the result of slower repayments.

●	Debt securities declined as a result of repurchases. In January 2010, we repurchased $12,930 par value of our 10.875% Capital Trust Securities at a discount to par value in the open market.

Liquidity Summary

          We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of March 31, 2010, as measured by cash and available credit, was $358,436, an increase of $66,321, or 23%, from December 31, 2009 to March 31, 2010. At March 31, 2010, our cash position was $300,013 compared to $90,919 at December 31, 2009. Our available credit on collateralized but unused advance financing capacity was $58,423 at March 31, 2010 compared to $0 a year ago. We used available cash to fund advance balances, as part of our debt and interest expense reduction strategy (more fully described below).

          Our primary sources of funds for near-term liquidity are:

●	Match funded liabilities

●	Lines of credit and other secured borrowings

●	Servicing fees

●	Payments received on loans held for resale

●	Payments received on trading securities

●	Debt securities

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

          In August 2009, we implemented a strategy to deploy excess cash balances to reduce outstanding debt levels and interest expense. We also began to execute on a strategy to increase the duration of our advance financing. As part of this strategy, we issued multi-year fixed rate notes under the TALF program and created a new advance facility structure which allows for multiple notes with staggering maturity dates to reduce roll-over risk.

          At March 31, 2010, $1,031,515 of our total maximum borrowing capacity remained unused. The unused borrowing capacity in the Servicing business may be utilized in the future by pledging additional qualifying collateral to our facilities.

Interest Rate Risk Summary

          Asset and liability management is concerned with the timing and magnitude of the re-pricing of assets and liabilities. We review the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities of investments and borrowings.

          We review interest rate risk by forecasting the impact of alternative interest rate environments on interest income and interest expense. We are exposed to interest rate risk to the extent that our interest-bearing liabilities mature or re-price at different speeds, or different bases, than interest-earning assets or when we use debt to finance assets that are non-interest earning.

          Our Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At March 31, 2010, we had total advances and match funded advances of $894,786. We are indirectly exposed to interest risk by our funding of advances because approximately $610,085, or 68%, of our total advances and match funded advances are funded through borrowings, and $152,085, or 25%, of such borrowings are variable rate debt. We significantly increased our ratio of interest rate sensitive assets to interest rate sensitive liabilities during 2009 and the first quarter of 2010. This increase helps to reduce our exposure to interest rate volatility. When interest earned on float balances of $331,798 which are not included in our financial statements are considered by adding them to interest earning cash of $300,013, (including accounts that receive an earnings credit rate against bank fees) the risk of a rising interest rate environment is more than offset. If interest rates increased by 1% on our variable rate advance financing and interest earning cash and float balances, we estimate the net positive impact of approximately $4,800 would be a result of an increase of $6,300 to annual interest income compared to an increase of $1,500 to annual interest expense.

          We plan and monitor the maturity of our borrowings against the duration of our assets. Advances, which are the primary asset that we finance, have a weighted average life of 10 months. However, we still have to finance new Advances which extends the effective duration. The weighted average life of our related financing facilities is just over 12 months.

          During the global liquidity crises in 2007 through 2009, we renewed and upsized 364-day variable funding notes. As liquidity returned to the market in the second half of 2009, we increased the duration of our funding sources. For example, our recent TALF issuances of $210,000 in December 2009 and $200,000 in February 2010 increased the maturity for 46% of our Advances and Match funded advances at fixed interest rates.

          If none of our 364-day facilities were renewed, we would still have approximately $538,200 in funding capacity in March 2011.

          The reduction in our debt levels and the issuance of the TALF notes were key factors in reducing our variable rate debt from 53% of total borrowings at December 31, 2009 to 30% at March 31, 2010. At March 31, 2010, we had interest rate caps with a notional amount of $250,000 and $83,333 to hedge our exposure to rising interest rates on the $250,000 variable-rate match funded note issued in December 2007 and the $100,000 variable-rate match funded note that was renewed in March 2010, respectively.

CRITICAL ACCOUNTING POLICIES

          Our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of risks in the marketplace or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail on pages 29 through 31 of Management’s Discussion and Analysis of Results of Operations and Financial Condition and in Note 1 to our Interim Consolidated Financial Statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed March 8, 2010. Such policies have not changed during 2010.

SEGMENT RESULTS AND FINANCIAL CONDITION

          For each of our business segments, the following section provides a discussion of the changes in financial condition during the three months ended March 31, 2010 and a discussion of pre-tax results of operations for the three months ended March 31, 2010 and 2009. Due to the Separation, as of August 10, 2009, neither the assets and liabilities, nor the subsequent operations of the Mortgage Services, Financial Services and Technology Products segments, except for BMS and GSS, are included in our results. As a separate, publicly-traded company, Altisource Portfolio Solutions S.A. (NASDAQ:ASPS) will file a Form 10-Q with the Securities and Exchange Commission.

Servicing

          The following table presents selected results of operations of our Servicing segment for the three months ended March 31:

	2010	2009

Revenue
Servicing and subservicing fees	$66,833	$64,979
Process management fees	7,903	9,715
Other	717	—

Total revenue	75,453	74,694

Operating expenses
Compensation and benefits	7,821	8,613
Amortization of servicing rights	6,375	10,041
Servicing and origination	431	2,032
Technology and communications	4,430	2,819
Professional services	941	1,914
Occupancy and equipment	3,640	2,862
Other operating expenses	7,149	5,937

Total operating expenses	30,787	34,218

Income from operations	44,666	40,476

Other income (expense)
Interest income	62	59
Interest expense	(11,137)	(15,503)
Loss on debt redemption	(571)	—
Other, net	(515)	164

Total other expense, net	(12,161)	(15,280)

Income from continuing operations before income taxes	$32,505	$25,196

          The following table provides selected operating statistics at or for the three months ended March 31:

	2010	2009	% Change

Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$35,212,396	$29,880,797	18%
Non-performing loans	10,742,792	8,118,175	32
Non-performing real estate	3,722,811	2,790,163	33

Total residential assets serviced (2)	$49,677,999	$40,789,135	22

Average residential assets serviced	$49,940,031	$40,116,314	24

Prepayment speed (average CPR)	12%	21%	(43)

Percent of total UPB:
Servicing portfolio	53.2%	74.4%	(28)%
Subservicing portfolio	46.8	25.6	83
Non-performing residential assets serviced, excluding Freddie Mac	25.3%	25.1%	1

Number of:
Performing loans (1)	270,617	248,215	9%
Non-performing loans	57,757	43,657	32
Non-performing real estate	18,611	12,228	52

Total number of residential assets serviced (2)	346,985	304,100	14

Average number of residential assets serviced	349,901	313,093	12
Percent of total number:
Servicing portfolio	54.4%	66.0%	(18)%
Subservicing portfolio	45.6	34.0	34
Non-performing residential assets serviced, excluding Freddie Mac	18.4%	17.2%	7

Residential Servicing and Subservicing Fees
Loan servicing and subservicing	$45,870	$45,878	—%
Late charges	8,177	10,698	(24)
HAMP fees	6,453	—	—
Loan collection fees	2,143	2,065	4
Custodial accounts (float earnings)	488	1,850	(74)
Other	3,226	4,149	(22)

	$66,357	$64,640	3

Financing Costs
Average balance of advances and match funded advances	$908,827	$1,123,759	(19)%
Average borrowings	535,833	904,952	(41)
Interest expense on borrowings	10,899	13,045	(16)
Facility costs included in interest expense	5,212	4,868	7
Effective average interest rate	8.14%	5.77%	41
Average 1-month LIBOR	0.23%	0.46%	(50)

Average Employment
India and other	1,348	1,010	33%
United States	234	321	(27)

Total	1,582	1,331	19

Collections on loans serviced for others	$1,161,877	$1,843,200	(37)%

(1)

Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)

At March 31, 2010, we serviced 234,058 subprime loans with a UPB of $34,315,564. This compares to 243,593 subprime loans with a UPB of $35,682,666 as December 31, 2009. At March 31, 2009, we serviced 213,802 subprime loans and real estate with a UPB of $30,951,647.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB		Count

	2010	2009	2010	2009

Servicing portfolio at beginning of the year	$49,980,077	$40,171,532	351,595	322,515
Additions	1,372,733	3,626,000	7,203	11,036
Runoff	(1,674,811)	(3,008,397)	(11,813)	(29,451)

Servicing portfolio at March 31	$49,677,999	$40,789,135	346,985	304,100

          Three Months Ended March 2010 versus 2009. Although the average UPB of residential assets serviced was 24% higher in the first quarter of 2010, residential servicing and subservicing fees were only 3% higher as subservicing and special servicing arrangements now represent a larger portion of our portfolio. However, lower servicing fees earned under subservicing and special servicing arrangements are more than offset by lower amortization and interest expense on advance financing. The percentage of UPB representing subservicing was 46.8% at March 31, 2010, an 83% increase from one year ago. HAMP fees of $6,453 in the first quarter of 2010 were partially offset by the forfeiture of late charges on HAMP modifications.

          As of March 31, 2010, we estimate that the balance of uncollected and unrecognized servicing fees related to delinquent borrower payments was $53,515 compared to $55,612 as of December 31, 2009.

          Operating expenses benefited from lower MSR amortization expense and lower Servicing and origination expense. Amortization expense declined in the first three months of 2010 as compared to the first three months of 2009 as the projected average prepayment speed (CPR) fell and we shifted our portfolio composition to more subservicing arrangements, leading to a 14% lower average MSR balance in the first three months of 2010. Servicing and origination expense declined due to the implementation of additional process improvements and the reversal of $723 of the MSR valuation allowance.

          The delinquency rate remained relatively stable in the first quarter of 2010. Total advances declined due to an increase in modifications, offset in part by seasonal property tax payments and a decline in real estate sales. We expect delinquency rates to remain flat or decline somewhat during the remainder of 2010 which will lead to further reductions in advances.

          Prepayment speed was lower in the first quarter of 2010 primarily due to a decline in loan payoffs and real estate sales. Real estate sales and other involuntary liquidations accounted for approximately 76% of prepayments during the first quarter of 2010 as compared to approximately 85% for the same period in 2009.

          We completed a total of 19,612 modifications during the first quarter of 2010 as compared to 20,651 during the first quarter of 2009. In the first quarter of 2010, 32% of completed modifications were HAMP and the remainder were non-HAMP. This compares to 15,677 modifications in the fourth quarter of 2009, of which 27% were HAMP.

          Interest expense in the first quarter of 2010 was lower than in the same period of 2009 principally because of the decline in match funded advances coupled with our strategy of reducing advance financing with the proceeds of our equity offering. However, our average effective interest rate for the first quarter of 2010 has risen significantly as compared to the first quarter of 2009. This is the result of the higher spreads over LIBOR charged on new variable rate match funded facilities and higher facility fees.

          The following table shows selected assets and liabilities of our Servicing segment at:

	March 31, 2010	December 31, 2009

Advances	$133,525	$141,429
Match funded advances	757,111	822,615
Mortgage servicing rights (Residential)	111,721	117,802
Receivables, net	18,640	43,079
Debt service accounts	47,541	50,221
Debt issuance costs, net	11,732	6,802
Other	8,912	9,264

Total assets	$1,089,182	$1,191,212

Match funded liabilities	$556,485	$465,691
Lines of credit and other secured borrowings	43,556	55,810
Servicer liabilities	21,146	38,570
Deferred income	12,781	13,599
Checks held for escheat	7,976	7,947
Servicing liability	2,478	2,878
Other	15,162	15,575

Total liabilities	$659,584	$600,070

Loans and Residuals

          The following table presents selected results of operations of our Loans and Residuals segment for the three months ended March 31:

	2010	2009

Revenue	$—	$—
Operating expenses	1,191	561

Loss from operations	(1,191)	(561)

Other income (expense)
Interest income	2,841	1,883
Interest expense	(188)	(629)
Loss on trading securities	—	(282)
Loss on loans held for resale, net	(1,038)	(4,554)
Other, net	(549)	5

Other expense, net	1,066	(3,577)

Loss from continuing operations before income taxes	$(125)	$(4,138)

          Effective January 1, 2010, the Loans and Residual segment includes the four securitization trusts that we include in our consolidated financial statements under the provisions of ASC 810, Consolidation. Our results of operations for the quarter ended March 31, 2010 and our assets and liabilities as of that date include the effects of consolidating these trusts. See Note 1 to our Interim Consolidated Financial Statements—Securitizations of Residential Mortgage Loans, for additional information.

          Three Months Ended March 2010 versus 2009. Interest income during the first quarter of 2010 was higher than in 2009 largely due to the effects of consolidating the loan securitization trusts on January 1, 2010. Interest income on Loans, net – restricted for securitization investors was $1,958 for the first quarter of 2010. Effective January 1, 2010, interest income on the securities that we hold that were issued by the securitization trusts is eliminated in consolidation against the interest expense of the trusts. The amount of such eliminated interest for the first quarter of 2010 was $436. The net increase arising from the consolidation of the trusts was offset in part by a decline in interest on loans held for resale. Interest on loans held for resale declined primarily due to a lower average loan principal balance because of payoffs, foreclosures and charge-offs.

          Interest expense was lower in the first quarter of 2010 primarily due to our repayment in September 2009 of the remaining outstanding notes that represented our financing of loans held for resale.

          Losses on trading securities reflect the change in fair value on mortgage-backed securities. Effective January 1, 2010, we have eliminated our investment in the securities that were issued by the securitization trusts and, therefore, do not recognize gains or losses on changes in fair value. Loss on loans held for resale, net, includes the adjustment necessary to present loans and real estate on our Consolidated Balance Sheet at estimated fair value and realized losses on loan payoffs, foreclosures and charge-offs. The decline in losses on loans in the first quarter of 2010 reflects a smaller portfolio and a slower decline in the valuations on the underlying loan and real estate collateral. Other, net, includes $969 of realized losses on the loans held by the securitization trusts offset by a reduction of $151 in the allowance for loan losses on those loans and an increase of $116 in the fair value of an interest rate swap held by one of the trusts.

          The UPB of nonperforming loans held for resale as a percentage of total UPB was 56% at both March 31, 2010 and December 31, 2009. There were no loan sales during the first quarter of 2010.

          The weighted average remaining life of the subordinated and residual securities was 1.23 years at March 31, 2010.

          The following table shows selected assets and liabilities of our Loans and Residuals segment at:

	March 31, 2010	December 31, 2009

Restricted cash – for securitization investors	$1,378	$—
Subordinate and residual trading securities (1)	—	3,634
Loans held for resale (2)	31,916	33,197
Advances on loans held for resale	4,021	4,321
Loans, net – restricted for securitization investors (3)	71,336	—
Real estate (4)	6,678	5,030
Other	1,924	2,508

Total assets	$117,253	$48,690

Secured borrowings – owed to securitization investors (5)	68,996	—
Other	2,155	1,164

Total liabilities	$71,151	$1,164

(1)

As more fully described in Note 1 to our Interim Consolidated Financial Statements—Securitizations of Residential Mortgage Loans, effective January 1, 2010, we eliminated our investment in securities issued by the newly consolidated securitization trusts.

(2)	Loans held for resale at March 31, 2010 and December 31, 2009 includes non-performing loans with a carrying value of $14,155 and $14,382, respectively.

(3)

Includes $75,646 of loans held by the newly consolidated securitization trusts, including $13,941 of nonperforming loans. The balance is net of an allowance for loan losses of $4,310. See Note 7 to the Interim Consolidated Financial Statements for additional information regarding these loans.

(4)

Includes $4,740 and $5,030 at March 31, 2010 and December 31, 2009, respectively, of foreclosed properties from our portfolio of loans held for resale that are reported net of fair value allowances of $4,950 and $4,810, respectively. During the first quarter of 2010, the effect of real estate sales and transfers from loans held for resale on the carrying value of real estate were largely offsetting. The balance at March 31, 2010 also includes $1,938 of foreclosed properties owned by the newly consolidated securitization trusts as of March 31, 2010.

(5)	Represent certificates issued by the newly consolidated securitization trusts. See Note 12 to our Interim Consolidated Financial Statements for additional information regarding these borrowings.

Asset Management Vehicles

          The following table presents selected results of operations of our Asset Management Vehicles segment for the three months ended March 31:

	2010	2009

Revenue (1)	$188	$537
Operating expenses	467	762

Loss from operations	(279)	(225)

Other income (expense)
OSI	484	273
ONL and affiliates	39	(575)

Equity in earnings (losses) of unconsolidated entities	523	(302)

Other income (expense), net	523	(302)

Income (loss) from continuing operations before income taxes	$244	$(527)

(1)

Revenue consists of management fees earned from OSI and ONL and affiliates. In addition, our Servicing segment earns fees for servicing loans on behalf of these unconsolidated entities. In determining the amount of consolidated equity in earnings to recognize, we add back our share of the loan servicing and management fee expense recognized by OSI, ONL and affiliates. During the first quarter of 2010 and 2009, we earned total fees of $852 and $1,327, respectively. On a consolidated basis, we have recognized approximately 75% of the loan servicing and management fee revenue.

          Three Months Ended March 2010 versus 2009. Management fee revenue continues to decline as the assets managed continues to decline and because of an amendment to the fee arrangement with OSI that reduces the amount of fees we can earn. The improvement in earnings of OSI and ONL and affiliates in the first quarter of 2010 largely resulted from a reduction in losses on resolved loans, reflecting a slower decline in the valuations on the underlying loans and real estate collateral, and an increase in the fair value of residual securities.

          The following table shows selected assets and liabilities of our Asset Management Vehicles segment at:

	March 31, 2010	December 31, 2009

Receivables	$110	$334

OSI	8,369	7,885
ONL and affiliates (1)	5,881	7,044

Investments in unconsolidated entities	14,250	14,929

Other	8	8

Total assets	$14,368	$15,271

(1)

During the first quarter of 2010, we received distributions totaling $1,201 from ONL and its affiliates. At March 31, 2010, we had committed to invest up to an additional $33,840 in ONL and affiliated entities. The commitment expires in September 2010.

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

Corporate Items and Other

          The following table presents selected results of operations of Corporate Items and Other for the three months ended March 31:

	2010	2009

Revenue	$348	$253
Operating expenses	2,923	3,982

Loss from operations	(2,575)	(3,729)

Other income (expense)
Gain (loss) on trading securities	765	(98)
Gain on debt redemption	717	534
Other, net	(86)	(145)

Other income, net	1,396	291

Loss from continuing operations before income taxes	$(1,179)	$(3,438)

          Three Months Ended March 2010 versus 2009. Operating expenses declined primarily due to a reduction in professional service fees. In the first quarter of 2009, we recorded $1,163 of costs related to the Separation.

          We repurchased debt securities, thereby reducing interest expense and recognizing a gain on redemption. The gain of $765 on trading securities in the first quarter of 2010 include an unrealized gain of $1,022 that were principally based on improvements in the underlying collateral markets and liquidity solutions for auction rate securities, offset by a realized loss of $257 on sales, redemptions and settlements of litigation actions. Unrealized losses on auction rate securities in the first quarter of 2009 were $40.

          The following table shows selected assets and liabilities of Corporate Items and Other at:

	March 31, 2010	December 31, 2009

Cash	$299,852	$90,778
Trading securities, at fair value
Auction rate (1)	125,036	247,464
Subordinates and residuals	59	58
Receivables, net	6,655	4,811
Income taxes receivable	27,163	17,865
Deferred tax assets, net	115,142	132,683
Premises and equipment, net	3,250	3,214
Other	17,499	17,304

Total assets	$594,656	$514,177

Lines of credit and other secured borrowings (1)	$74,953	$—
Investment line (1)	—	156,968
Debt securities (2)	82,634	95,564
Liability for selected tax items	15,160	15,326
Checks held for escheat	4,965	4,880
Payable to Altisource	3,213	10,606
Other (3)	12,962	18,909

Total liabilities	$193,887	$302,253

(1)

In the first quarter of 2010, we liquidated $137,575 par value of securities as the result of the settlement of two of our auction rate securities litigation actions and the sale of certain auction rate securities. Furthermore, we sold $88,150 par value of securities with the option to repurchase the same securities at the same sales price until October 2012 and recognized the sale as a secured borrowing. We used these proceeds to repay the investment line.

(2)

In January 2010, we repurchased $12,930 par value of our 10.875% Capital Trust Securities at a discount to par in the open market which generated a gain of $717, net of the write-off of unamortized issuance costs.

(3)	The decline in Other liabilities in the first quarter of 2010 is primarily due to the payment of the 2009 annual bonus.

EQUITY

          Total equity amounted to $890,847 at March 31, 2010 as compared to $865,863 at December 31, 2009. This increase of $24,984 is primarily due to net income of $20,860. In addition, as more fully described in Note 1—Securitizations of Residential Mortgage Loans, we recorded a $2,274 increase in the opening balance of retained earnings upon adoption of ASU 2009-17 (ASC 810, Consolidation) on January 1, 2010. The exercise of 207,775 stock options and the compensation related to employee share-based awards also contributed to the increase in equity in 2010.

INCOME TAX EXPENSE

          Income tax expense was $10,574 and $8,037 for the first quarter of 2010 and 2009, respectively.

          Our effective tax rate for first quarter of 2010 was 33.63% as compared to 34.44% for the first quarter of 2009. Income tax expense on Income from continuing operations before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs and state taxes. At December 31, 2009, we no longer had any low income housing tax credits available to reduce future taxable income.

          Our effective tax rate for first quarter of 2010 and 2009 includes a non-cash benefit of approximately 0.33% and 2.31%, respectively, associated with the recognition of certain foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

          We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of March 31, 2010, as measured by cash and available credit, increased by $66,322, or 23%, from December 31, 2009 to March 31, 2010. At March 31, 2010, our cash position was $300,013 compared to $90,919 at December 31, 2009. Our available credit on collateralized but unused advance financing capacity was $58,423 at March 31, 2010 compared to $0 a year ago. We used available cash to fund advance balances, as part of our debt and interest expense reduction strategy (more fully described below).

          Investment policy and funding strategy. Our primary sources of funds for near-term liquidity are:

●	Match funded liabilities

●	Lines of credit and other secured borrowings

●	Servicing fees

●	Payments received on loans held for resale

●	Payments received on trading securities

●	Debt securities

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

          In August 2009, we implemented a strategy to deploy excess cash balances to reduce outstanding debt levels and interest expense. We also began to execute on a strategy to increase the duration of our advance financing. As part of this strategy, we issued multi-year fixed rate notes under the TALF program and created a new advance facility structure which allows for multiple notes with staggering maturity dates to reduce roll-over risk.

          Outlook. In 2010, we expect to reduce up-front facility fees and execute at tighter spreads over LIBOR and commercial paper rates. While we expect to benefit from the fixed interest rates on our $210,000 December 2009 and $200,000 February 2010 TALF notes, these rates are currently higher than LIBOR and commercial paper as of March 31, 2010.

          We also expect to benefit from the increase in the duration of our funding sources. Our TALF issuances of $210,000 in December 2009 and $200,000 in February 2010 increased the maturity for 46% of our advance financing needs at fixed interest rates.

          Following the repayment of the investment line in full in February 2010 and the transfers of auction rate securities for cash proceeds, we continue our efforts to release cash by liquidating the remaining auction rate securities with a fair value of $125,036and par value of $126,350. We expect to complete this in 2010.

          Debt financing summary. During the three months ended March 31, 2010, we reduced our outstanding liabilities by:

●	Fully repaying $156,968 on our auction rate securities investment line;

●	Repurchasing Capital Trust Securities with a face value of $12,930;

●	Repaying $12,000 on our original $60,000 fee reimbursement advance; and

●	Repaying $1,400 on our original $7,000 term note.

Despite a credit environment that remains challenged, during the first quarter of 2010, we:

●	Renewed a $100,000 advance note;

●	Renewed and extended a variable funding note with a maximum borrowing capacity of $300,000; and

●	Issued $200,000 of advance receivable backed notes under the TALF program.

          As a result of our ability to renew and increase advance facility notes before they entered their amortization period and to issue the TALF notes, maximum borrowing capacity for match funded advances increased by $228,000 from $1,360,000 at December 31, 2009 to $1,588,000 at March 31, 2010. When coupled with a reduction in advances and match funded advances of $73,743, we increased our unused advance borrowing capacity from $894,309 at December 31, 2009 to $1,031,515 at March 31, 2010. Our prospects for advance financing improved due to the inclusion of servicer advances in TALF which was announced by the Federal Reserve Bank of New York in on March 19, 2009. TALF allowed lenders to invest a relatively small amount of equity while borrowing the remainder from the Federal Reserve Bank at a modest spread over LIBOR, with a note term of up to three years for servicer advances. On December 10, 2009, we issued $210,000 of TALF notes to replace the $165,000 term advance note that we repaid on August 11, 2009. These TALF notes enter their amortization period in July 2012. On February 12, 2010, we issued an additional $200,000 of TALF notes which begin amortizing in February 2011. Although the TALF window closed in March 2010, we were able to establish relations with many cash and TALF investors during our December 2009 and February 2010 issuances, and thus have generated significant interest for future medium term note issuances.

          The amortization date is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. In all but one advance facility, there is a single note outstanding. For each of these facilities, after the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed. In order for us to maintain liquidity and the ability to finance new advances, we repay borrowings under facilities that have entered their amortization period and pledge them to another facility. Our new advance facility structure, which has four notes outstanding as of March 2010, permits collateral to be apportioned between notes when one or more notes are in amortization. This feature permits us to continue to finance new advances provided there is sufficient capacity on other revolving notes in the structure that are not in amortization.

          In the table below, we provide the amortization dates and maturity dates for notes under each of our credit facilities at March 31, 2010. The table excludes Secured borrowings – owed to securitization investors of $68,996, the holders of which have no recourse against the assets of Ocwen,

	Maturity	Amortization Date	Maximum Borrowing Capacity (1)	Unused Borrowing Capacity	Balance Outstanding

Servicing
Match funded liabilities:
Advance Receivable Backed Note Series 2009-3	Jul. 2023	Jul. 2012	$210,000	$—	$210,000
Advance Receivables Backed Notes Series 2010-1 (2)	Sep. 2023	Feb. 2011	200,000	—	200,000
Variable Funding Note Series 2009-2 (3)	Nov. 2023	Nov. 2012	28,000	1,395	26,605
Variable Funding Note Series 2009-1 (4)	Dec. 2022	Feb. 2011	300,000	300,000	—
Variable Funding Note	Dec. 2013	Dec. 2010	250,000	140,085	109,915
Advance Receivable Backed Notes (5)	Mar. 2020	Mar. 2011	100,000	90,035	9,965
Advance Receivable Backed Notes (6)	May 2011	May 2010	500,000	500,000	—

Total match funded liabilities			1,588,000	1,031,515	556,485
Fee reimbursement advance (7)	Mar. 2014	Mar 2010	48,000	—	48,000
Term note	Mar. 2014	Mar. 2014	5,600	—	5,600

			1,641,600	1,031,515	610,085

Corporate Items and Other:
Securities sold with an option to repurchase (8)	Oct. 2012	N/A	—	—	74,953
Convertible notes	Aug. 2024	N/A	—	—	56,435
Capital trust securities	Aug. 2027	N/A	—	—	26,199

			—	—	157,587

Discount (7)			—	—	(10,044)

			$1,641,600	$1,031,515	$757,628

(1)

Unused borrowing capacity is available for use only to the extent that there are assets that have been pledged as collateral to a facility but against which no funds have been drawn. With respect to our match funded facilities, all eligible advances had been pledged to a facility at March 31, 2010. However, we had $58,423 of unused borrowing capacity readily available to us on March 31, 2010 because we had pledged collateral to, but had not fully drawn on, our facilities.

(2)	On February 12, 2010, we issued $200,000 of notes under the TALF program. These notes carry a 3.59% fixed rate of interest and enter their amortization period in February 2011.

(3)

This variable funding note has a maximum borrowing capacity of $100,000; however, the purchaser had no obligation to fund any borrowing under the note until January 2010, at which time the maximum funding obligation was $28,000. The maximum funding obligation under this note increases to $88,000 in November 2010 and to $100,000 in November 2011.

(4)	On February 18, 2010, we renewed and extended the amortization date of this note through February 17, 2011.

(5)	On March 19, 2010, we extended the amortization date of this note through March 18, 2011.

(6)	On April 16, 2010, we negotiated the renewal of this facility that extended the amortization date of the facility to May 5, 2011.

(7)

The fee reimbursement advance is payable annually in five installments of $12,000 beginning March 2010. The advance does not carry a stated rate of interest. However, we are compensating the lender for the advance of funds by forgoing payment of fees due from the lender over the five-year term of the advance. Accordingly, we recorded the advance as a zero-coupon bond issued at an initial implied discount of $14,627.

(8)

In October 2009, we entered into a liquidity option related to $92,850 face amount of auction rate securities. Under the terms of this agreement, we have the right to sell specific securities for cash. We also have the right to repurchase the same following the initial sale at the same price. On February 11, 2010, we exercised a portion of our option to sell auction rate securities with a par value of $88,150. We recognized the sale as a secured borrowing because of our ability to repurchase the same securities until the maturity of the liquidity option. We no longer receive cash interest income on the pledged securities nor do we pay cash interest on the secured borrowing. We continue to retain a liquidity option in respect of $3,200 par value of auction rate securities.

          Our ability to finance servicing advances continues to be a significant factor that affects our liquidity. Three of our match funded advance facilities that are rated are subject to increases in the financing discount if deemed necessary by the rating agencies in order to maintain the minimum rating required for the facility. While several rating agencies have adjusted their methodology for rating servicer advances and advance rates for newly issued notes are lower than in the past, we do not expect future advance rate changes to have a material effect on our liquidity. Our ability to continue to pledge collateral under each advance facility depends on the performance of the collateral. Currently, the majority of our collateral qualifies for financing under the advance facility to which it is pledged.

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

          On August 18, 2009, we completed the public offering of 32,200,000 shares of common stock which includes 4,200,000 shares of common stock purchased by the underwriters pursuant to the full exercise of the over-allotment option granted under the underwriting agreement. We received net proceeds of $274,964 from the offering after deducting underwriting discounts and other offering costs.

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

          At March 31, 2010, the fair value of this investment was $125,036 (representing $126,350 par value securities). We are successfully executing on our liquidation strategy.

●

On January 16, 2010 and March 4, 2010, we settled two of our litigation actions related to auction rate securities resulting in the sale of a combined $103,625 par value for $92,745 cash proceeds. Proceeds from one settlement were used to pay down the investment line.

●	On February 10, 2010, we sold $33,350 par value of securities for cash proceeds of $29,848. These proceeds were used to pay down the investment line.

●

On February 11, 2010, we sold $88,150 par value of auction rate securities with the option to repurchase the same securities at the same sales price until October 2012 resulting in a secured borrowing of $74,953. Under this option, we sold the securities, but we retained the ability to benefit from future increases in the value of the securities above the sale price over the term of the option. We used these proceeds to repay the investment line.

          On February 17, 2010, we repaid, in full, the investment line.

          Cash flows for the three months ended March 31, 2010. Our operating activities provided $225,995 of cash primarily due to our liquidation of auction rate securities, as discussed above, and a decline in the funding requirements of our Servicing operations. Trading activities provided $123,193 of cash from sales, settlements and redemptions of auction rate securities. We collected $71,643 of net cash on advances and match funded advances while servicing liabilities declined by $17,421.

          Our investing activities provided $2,124 cash during the first quarter of 2010. The additions to our servicing portfolio during the first quarter of 2010 were subservicing and special servicing and therefore did not result in the purchase of MSRs.

          Our financing activities used $19,025 cash as we repaid the investment line of $156,968, purchased Capital Trust Securities with a face value of $12,930 for $11,589 and paid the first annual installment of $12,000 on our $60,000 fee reimbursement advance. Largely offsetting these cash outflows, we received net proceeds of $90,794 from borrowings under match funded facilities and received proceeds of $74,953 from the sale of auction rate securities with the option to repurchase the same securities. We recognized the sale as a secured borrowing.

          Cash flows for the three months ended March 31, 2009. Our operating activities provided $130,094 reflecting a decline in the funding requirements of our Servicing operations. We collected net cash of $148,509 on advances and match funded advances while servicing liabilities declined by $45,386.

          Our investing activities used $6,648 net cash primarily due to the purchase of MSRs for $10,241offset by $3,246 of distributions we received from our asset management entities.

          Our financing activities used $165,616 cash as we made $170,797 of net repayments of borrowings under our match funded advance facilities as a result of decline in servicing advances. Net proceeds of $67,000 from two new secured borrowings were largely offset by repayments on the investment line and repurchases of our 3.25% Convertible Notes.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

Contractual Obligations

          We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include our Convertible Notes, Capital Trust Securities, lines of credit and other secured borrowings, interest payments and operating leases. See Note 23 to the Interim Consolidated Financial Statements for additional information regarding commitments and contingencies.

Off-Balance Sheet Arrangements

          In the normal course of business, we engage in transactions with a variety of financial institutions and other companies that are not reflected on our Consolidated Balance Sheet. We are subject to potential financial loss if the counterparties to our off-balance sheet transactions are unable to complete an agreed upon transaction. We seek to limit counterparty risk through financial analysis, dollar limits and other monitoring procedures. In addition, through our investment in subordinate and residual securities, we provide credit support to the senior classes of securities. We have also entered into non-cancelable operating leases and have committed to invest up to an additional $33,840 in ONL and related entities.

          Derivatives. We record all derivative transactions at fair value on our Consolidated Balance Sheets. We currently use these derivatives to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 17 to our Interim Consolidated Financial Statements for additional information regarding derivatives.

          Involvement with SPEs. We use SPEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans.

          Our securitizations of mortgage loans were structured as sales. The SPEs to which we transferred the mortgage loans were qualifying special purpose entities (QSPEs) and therefore were not subject to consolidation through 2009. We have retained both subordinated and residual interests in these SPEs. Where we are the servicer of the securitized loans, we generally have the right to repurchase the mortgage loans from the SPE when the costs exceed the benefits of servicing the remaining loans. As disclosed in the Recent Accounting Developments below, ASC 860 amended the current accounting standards primarily to eliminate the concept of a QSPE. Effective January 1, 2010, ASC 810 required that we reevaluate these QSPEs as well as all other potentially significant interests in other unconsolidated entities to determine if we should include them in our consolidated financial statements. We have determined that these QSPEs are VIEs and that we are the primary beneficiary of four of these QSPEs and have included them in our consolidated financial statements effective January 1, 2010.

          We generally use match funded securitization facilities to finance our servicing advances. The SPEs to which the advances are transferred in the securitization transaction are included in our consolidated financial statements either because the transfer did not qualify for sales accounting treatment or because we are the primary beneficiary where the SPE is also a VIE. The holders of the debt of these SPEs can look only to the assets of the SPEs for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations of the issuer under a match funded facility that closed in April 2008. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period.

          VIEs. In addition to certain of our financing SPEs, we have invested in several other VIEs primarily in connection with purchases and securitizations of whole loans. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our consolidated financial statements.

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

          Listed below are recent accounting pronouncements which did or are expected to have a significant impact upon adoption. For additional information regarding these and other recent accounting pronouncements, see Note 2 to our Interim Consolidated Financial Statements.

          ASU 2009-16 (ASC 860, Transfers and Servicing). This statement eliminates the exceptions for qualifying special purpose entities (QSPE) from the consolidation guidance (ASC 810) and clarifies that the objective of the standard is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This statement modifies the financial-components approach currently used and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.

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

          We adopted this standard effective January 1, 2010 as a result of which, we reevaluated certain QSPEs with which we had ongoing relationships as further described under ASU 2009-17, below, and reassessed the adequacy of our disclosures with regard to our servicing assets and servicing liabilities.

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

          In addition to reintroducing the concept of control into the determination of the primary beneficiary of a VIE, this statement makes numerous other amendments to the current standards primarily to reflect the elimination of the concept of a QSPE under ASC 860 (above). This statement also amends the current standards to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a VIE. The additional disclosures required by this statement are included in Note 1—Summary of Significant Accounting Policies.

          As also disclosed in Note 1—Summary of Significant Accounting Policies, we previously excluded certain loan securitization trusts from our consolidated financial statements because each was a QSPE. Effective January 1, 2010, we reevaluated these QSPEs as well as all other potentially significant interests in other unconsolidated entities to determine if we should include them in our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (DOLLARS IN THOUSANDS)

          Market risk includes liquidity risk, interest rate risk and foreign currency exchange rate risk. Market risk also reflects the risk of declines in the valuation of financial instruments and the collateral underlying loans. Our Investment Committee reviews significant transactions that may impact market risk and is authorized to utilize a wide variety of techniques and strategies to manage market risk including, in particular, interest rate risk.

Liquidity Risk

          We are exposed to liquidity risk primarily because of the cash required to support the Servicing business including the requirement to make advances pursuant to servicing contracts. In general, we finance our operations through operating cash flow, match funding agreements and secured borrowings.

Interest Rate Risk

          We are exposed to interest rate risk to the extent that our interest-bearing liabilities mature or reprice at different speeds, or different bases, than interest-earning assets or when we use debt to finance assets that are non-interest earning. Our Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At March 31, 2010, we had total advances and match funded advances of $894,786. We are indirectly exposed to interest risk by our funding of advances because approximately 68% of our total advances and match funded advances are funded through borrowings, and 25% of such borrowings are variable rate debt. Earnings on float balances (assets) only partially offset this risk.

          We significantly increased our ratio of interest-rate sensitive assets to interest rate sensitive liabilities during 2009 and the first quarter of 2010. This increase helps to reduce our exposure to interest rate volatility. We also expect to benefit from the increase in the duration of our funding sources. For example, our recent TALF issuances of $210,000 in December 2009 and $200,000 in February 2010 increased the maturity for 46% of our advance financing needs at fixed interest rates. The reduction in our debt levels and the issuance of the TALF notes were key factors in reducing our total variable rate debt from 53% of borrowings at December 31, 2009 to 30% at March 31, 2010.

          In addition, at March 31, 2010, we had interest rate caps with a notional amount of $250,000 and $83,333 to hedge our exposure to rising interest rates on the $250,000 variable-rate match funded note issued in December 2007 and the $100,000 variable-rate match funded note that was renewed in February 2008, respectively.

March 31, 2010

Total borrowings outstanding (1)(2)	$767,672
Fixed rate borrowings	540,634
Variable rate borrowings	227,038
Float balances (held in custodial accounts, excluded from our Consolidated Balance Sheet)	331,798
Notional balance of interest rate caps	333,333

(1)	Borrowing amounts are exclusive of any related discount.

(2)	Excluding Secured borrowings – owed to securitization investors of $68,996, the holders of which have no recourse against the assets of Ocwen.

          Excluding Loans, net – restricted for securitization investors of $71,336, our Consolidated Balance Sheet at March 31, 2010 included interest-earning assets totaling $467,142 including $250,520 of interest-earning cash accounts, $125,036 of auction rate securities, $47,541 of debt service accounts, $32,934 of loans held for resale and $7,738 of interest-earning collateral accounts.

Foreign Currency Exchange Rate Risk

          We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in Uruguay and India expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant.

ITEM 4.	CONTROLS AND PROCEDURES

          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          See Note 23—Commitments and Contingencies to the Interim Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A.	RISK FACTORS

          We include a discussion of the principal risks and uncertainties that affect or could affect our business operations under Item 1A on pages 11 through 18 of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

OCWEN FINANCIAL CORPORATION

Date: May 7, 2010	By: /s/ David J. Gunter

David J. Gunter,
Executive Vice President, Chief Financial Officer and
Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)