Form 10-Q
period 2010-06-30
OCWEN FINANCIAL CORP
filed 2010-08-04
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of July 30, 2010: 100,192,127 shares.

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

Further information on the risks specific to our business are detailed within this report and our other reports and filings with the Securities and Exchange Commission including our Annual report on Form 10-K for the year ended December 31, 2009, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Forward-looking statements speak only as of the date they are made and should not be relied upon. Ocwen Financial Corporation undertakes no obligation to update or revise forward-looking statements.

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30, 2010	December 31, 2009
Assets
Cash	$143,386	$90,919
Restricted cash – for securitization investors	1,012	—
Trading securities, at fair value:
Auction rate	78,073	247,464
Subordinates and residuals	52	3,692
Loans held for resale, at lower of cost or fair value	30,696	33,197
Advances	150,870	145,914
Match funded advances	1,184,851	822,615
Loans, net – restricted for securitization investors	70,860	—
Mortgage servicing rights	126,668	117,802
Receivables, net	56,939	67,095
Deferred tax assets, net	117,253	132,683
Premises and equipment, net	3,528	3,325
Investments in unconsolidated entities	13,533	15,008
Other assets	99,808	89,636
Total assets	$2,077,529	$1,769,350

Liabilities and Equity
Liabilities
Match funded liabilities	$835,172	$465,691
Secured borrowings – owed to securitization investors	67,199	—
Lines of credit and other secured borrowings	100,667	55,810
Investment line	—	156,968
Servicer liabilities	1,970	38,672
Debt securities	82,554	95,564
Other liabilities	90,037	90,782
Total liabilities	1,177,599	903,487

Commitments and Contingencies (Note 25)

Equity
Ocwen Financial Corporation stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 100,192,127 and 99,956,833 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,002	1,000
Additional paid-in capital	461,890	459,542
Retained earnings	444,370	405,198
Accumulated other comprehensive loss, net of income taxes	(7,572)	(129)
Total Ocwen Financial Corporation stockholders’ equity	899,690	865,611
Non-controlling interest in subsidiaries	240	252
Total equity	899,930	865,863
Total liabilities and equity	$2,077,529	$1,769,350

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

For the periods ended June 30,	Three months		Six months
	2010	2009	2010	2009
Revenue
Servicing and subservicing fees	$65,936	$65,488	$132,416	$144,298
Process management fees	8,315	40,086	16,221	73,778
Other revenues	1,702	3,605	2,902	5,693
Total revenue	75,953	109,179	151,539	223,769

Operating expenses
Compensation and benefits	13,089	27,254	25,866	55,799
Amortization of mortgage servicing rights	7,854	8,543	14,229	18,584
Servicing and origination	2,458	15,835	3,049	28,473
Technology and communications	6,191	4,481	11,855	9,289
Professional services	9,134	8,208	12,389	15,394
Occupancy and equipment	3,870	4,818	8,316	10,864
Other operating expenses	2,062	3,511	4,131	6,513
Total operating expenses	44,658	72,650	79,835	144,916

Income from operations	31,295	36,529	71,704	78,853

Other income (expense)
Interest income	1,900	2,254	5,545	4,419
Interest expense	(13,359)	(17,300)	(25,830)	(33,963)
Gain (loss) on trading securities	(1,710)	5,435	(945)	5,055
Loss on loans held for resale, net	(1,049)	(2,987)	(2,087)	(7,541)
Equity in earnings (losses) of unconsolidated entities	343	(576)	1,078	(549)
Other, net	(4,158)	2,990	(4,758)	3,335
Other expense, net	(18,033)	(10,184)	(26,997)	(29,244)

Income from continuing operations before income taxes	13,262	26,345	44,707	49,609
Income tax expense (benefit)	(2,777)	9,472	7,797	17,509
Income from continuing operations	16,039	16,873	36,910	32,100
Income from discontinued operations, net of income taxes	—	1,052	—	864
Net income	16,039	17,925	36,910	32,964
Net income attributable to non-controlling interest in subsidiaries	(1)	(95)	(12)	(25)
Net income attributable to Ocwen Financial Corporation (OCN)	$16,038	$17,830	$36,898	$32,939

Basic earnings per share
Income from continuing operations attributable to OCN	$0.16	$0.25	$0.37	$0.49
Income from discontinued operations attributable to OCN	—	0.01	—	0.02
Net income attributable to OCN	$0.16	$0.26	$0.37	$0.51

Diluted earnings per share
Income from continuing operations attributable to OCN	$0.15	$0.24	$0.35	$0.48
Income from discontinued operations attributable to OCN	—	0.02	—	0.01
Net income attributable to OCN	$0.15	$0.26	$0.35	$0.49

Weighted average common shares outstanding
Basic	100,168,953	67,316,446	100,072,950	65,045,842
Diluted	107,728,092	72,854,415	107,526,786	70,375,555

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

For the periods ended June 30,	Three months		Six months
	2010	2009	2010	2009

Net income	$16,039	$17,925	$36,910	$32,964

Other comprehensive loss, net of income taxes:

Unrealized foreign currency translation loss arising during the period (1)	(14)	(187)	(85)	(227)
Change in deferred loss on cash flow hedges arising during the period (2)	(7,383)	—	(7,383)	—
	(7,397)	(187)	(7,468)	(227)

Comprehensive income	8,642	17,738	29,442	32,737

Comprehensive loss attributable to non-controlling interests	4	(5)	12	97

Comprehensive income attributable to OCN	$8,646	$17,733	$29,454	$32,834

(1)	Net of income tax benefit (expense) of $5 and $110 for the three months ended June 30, 2010 and 2009, respectively, and $35 and $133 for the six months ended June 30, 2010 and 2009, respectively.

(2)	Net of tax benefit of $4,336 for the three and six months ended June 30, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands, except share data)

	OCN Shareholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Loss,	Non- controlling Interest in
	Shares	Amount	Capital	Earnings	Net of Taxes	Subsidiaries	Total

Balance at December 31, 2009	99,956,833	$1,000	$459,542	$405,198	$(129)	$252	$865,863

Adoption of ASC 810 (FASB Statement No. 167), net of tax	—	—	—	2,274	—	—	2,274
Net income	—	—	—	36,898	—	12	36,910
Exercise of common stock options	217,775	2	1,023	—	—	—	1,025
Issuance of common stock awards to employees	9,865	—	—	—	—	—	—
Equity-based compensation	7,654	—	1,325	—	—	—	1,325
Other comprehensive loss, net of income taxes	—	—	—	—	(7,443)	(24)	(7,467)
Balance at June 30, 2010	100,192,127	$1,002	$461,890	$444,370	$(7,572)	$240	$899,930

Balance at December 31, 2008	62,716,530	$627	$201,831	$404,901	$1,876	$406	$609,641
Net income	—	—	—	32,939	—	25	32,964
Issuance of common stock	5,471,500	55	60,132	—	—	—	60,187
Repurchase of common stock	(1,000,000)	(10)	(10,990)	—	—	—	(11,000)
Exercise of common stock options	282,012	3	1,861	—	—	—	1,864
Issuance of common stock awards to employees	29,907	—	(138)	—	—	—	(138)
Equity-based compensation	12,147	—	1,379	—	—	—	1,379
Repurchase of 3.25% Convertible Notes	—	—	(4)	—	—	—	(4)
Other comprehensive loss, net of income taxes	—	—	—	—	(227)	(122)	(349)
Balance at June 30, 2009	67,512,096	$675	$254,071	$437,840	$1,649	$309	$694,544

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

	For the six months ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$36,910	$32,964
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage servicing rights	14,229	18,584
Premium amortization and discount accretion	—	1,445
Depreciation and other amortization	741	4,862
Write-off of investment in commercial real estate partnership	3,000	—
Reversal of valuation allowance on mortgage servicing assets	(101)	—
Reversal of valuation allowance on discontinued operations	—	(1,227)
Loss (gain) on trading securities	945	(5,055)
Loss on loans held for resale, net	2,087	7,541
Equity in (earnings) losses of unconsolidated entities	(1,078)	549
Decrease in deferred tax assets	12,838	12,590
Net cash provided by trading activities	168,453	2,000
Net cash provided by loans held for resale activities	849	2,738
Changes in assets and liabilities:
Decrease in advances and match funded advances	153,997	164,979
Decrease in receivables and other assets, net	11,983	15,089
Decrease in servicer liabilities	(36,702)	(57,977)
Decrease in other liabilities	(11,178)	(5,626)
Other, net	3,822	(337)
Net cash provided by operating activities	360,795	193,119

Cash flows from investing activities
Purchase of mortgage servicing rights	(23,425)	(10,241)
Acquisition of advances and other assets in connection with the purchase of mortgage servicing rights	(528,882)	—
Distributions of capital from unconsolidated entities	2,146	3,246
Additions to premises and equipment	(2,202)	(1,110)
Proceeds from sales of real estate	2,046	1,322
Increase in restricted cash – for securitization investors	743	—
Principal payments received on loans – restricted for securitization investors	2,223	396
Net cash used by investing activities	(547,351)	(6,387)

Cash flows from financing activities
Proceeds from (repayment of) match funded liabilities	369,481	(195,226)
Repayment of secured borrowings – owed to securitization investors	(4,852)	—
Proceeds from lines of credit and other secured borrowings	96,657	102,106
Repayment of lines of credit and other secured borrowings	(53,904)	(83,685)
Repayment of investment line	(156,968)	(24,051)
Repurchase of debt securities	(11,659)	(24,602)
Repurchase of common stock	—	(11,000)
Issuance of common stock	—	60,187
Exercise of common stock options	935	1,515
Other	(667)	910
Net cash provided (used) by financing activities	239,023	(173,846)

Net increase in cash	52,467	12,886
Cash at beginning of period	90,919	201,025
Cash at end of period	$143,386	$213,911

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

At June 30, 2010, Ocwen owned all of the outstanding stock of its primary subsidiaries: OLS; Ocwen Financial Solutions, Private Limited (OFSPL); and Investors Mortgage Insurance Holding Company. OCN also holds a 45% interest in BMS Holdings, Inc. (BMS Holdings), a 25% interest in Ocwen Structured Investments, LLC (OSI) and an approximate 25% interest in Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO). While OCN continues to own 70% of Global Servicing Solutions, LLC (GSS) with the remaining 30% interest held by ML IBK Positions, Inc., GSS had no material operations during the first six months of 2010 and 2009 and no material assets as of June 30, 2010.

On August 10, 2009, we completed the distribution of our Ocwen Solutions line of business, except for BMS Holdings and GSS, via the spin-off of a separate publicly-traded company, Altisource Portfolio Solutions S.A. (Altisource). Altisource common stock is listed on the NASDAQ market under the ticker symbol “ASPS.” We distributed all of the shares of Altisource common stock to OCN’s shareholders of record as of August 4, 2009 (the Separation). We eliminated the assets and liabilities of Altisource from our Consolidated Balance Sheet effective at the close of business on August 9, 2009. Beginning August 10, 2009, the operating results of Altisource are no longer included in our operating results. We do not report the historical operating results of Altisource as a discontinued operation because of the significance of the continuing involvement between Altisource and Ocwen under the long-term services agreements described in Note 24. Accordingly, for periods prior to August 10, 2009, the historical operating results of Altisource are presented in continuing operations.

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

As a result of our adoption of Accounting Standards Update (ASU) No. 2009-16 (ASC 860, Transfers and Servicing) and ASU 2009-17 (ASC 810, Consolidation), we have included four of these trusts in our consolidated financial statements. The remaining trusts are currently excluded from our consolidated financial statements because we have determined that Ocwen is not the primary beneficiary.

We have determined that Ocwen is the primary beneficiary of the consolidated securitization trusts because:

1.	as the servicer we have the right to direct the activities that most significantly impact the economic performance of the trusts through our ability to manage the delinquent assets of the trusts and

2.
as holder of all or a portion of the residual tranches of the securities issued by the trust, we have the obligation to absorb losses of the trusts, to the extent of the value of our investment, and the right to receive benefits from the trust both of which could potentially be significant to the trusts.

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

Our Consolidated Statement of Operations for the three and six months ended June 30, 2009 and our Consolidated Balance Sheet at December 31, 2009 have not been retroactively adjusted to reflect the effect of our adoption of ASU 2009-16 and ASU 2009-17. Therefore, current period results and balances will not be comparable to prior period amounts particularly with regard to the following:

●	Trading securities (Subordinates and residuals)

●	Loans, net – restricted for securitization investors

●	Deferred tax assets, net

●	Secured borrowings – owed to securitization investors

●	Interest income

●	Interest expense

●	Gain (loss) on trading securities

Beginning January 1, 2010, interest income on the securities that we hold that were issued by the securitization trusts is eliminated in consolidation against the interest expense of the trusts.

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

For the periods ended June 30,	Three months		Six months
	2010	2009	2010	2009
Total cash received on beneficial interests held	$—	$8	$—	$62
Total servicing and subservicing fee revenues	923	975	1,874	2,203

	As of
	June 30, 2010	December 31, 2009
Total servicing advances	$17,545	$19,027
Total beneficial interests held at fair value (1)	52	58
Total mortgage servicing rights at amortized cost	1,466	1,659

(1)	Includes investments in subordinate and residual securities that we retained in connection with the loan securitization transactions completed in prior years.

With regard to these unconsolidated securitization trusts, we have no obligation to provide financial support to the trusts and have provided no such support. Our exposure to loss as a result of our continuing involvement is limited to the carrying values of our investments in the residual and subordinate securities of the trusts, our mortgage servicing rights that are related to the trusts and our advances to the trusts. We consider the probability of loss arising from our advances to be remote because of their position ahead of most of the other liabilities of the trusts. See Note 5, Note 6, Note 7 and Note 9 for additional information regarding Trading securities, Advances, Match funded advances and Mortgage servicing rights.

Match Funded Advances on Loans Serviced for Others. Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. These SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of four advance facility agreements. These transfers do not qualify for sales accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred advances on our Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. Collections on the advances pledged to the SPEs are used to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations under the securitization documents of one of the entities, Ocwen Servicer Advance Funding (Wachovia), LLC (OSAFW). The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period on May 5, 2011. As of June 30, 2010, OSAFW had $250,000 of notes outstanding.

The following table summarizes the assets and liabilities of the SPEs formed in connection with our match funded advance facilities, at the dates indicated:

	June 30, 2010	December 31, 2009
Match funded advances	$1,184,851	$822,615
Other assets	48,776	19,343
Total assets	$1,233,627	$841,958

Match funded liabilities	$835,172	$465,691
Other liabilities	104,046	138,210
Total liabilities	$939,218	$603,901

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

ASU No. 2010-06 (ASC 820, Fair Value Measurements and Disclosures). ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. These new disclosure requirements became effective for our financial statements for the period ending June 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which will become effective for fiscal years beginning after December 15, 2010. See Note 4 for our fair value disclosures related to financial instruments.

ASU No. 2010-20 (ASC 310, Receivables). On July 21, 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This standard outlines specific disclosures required for the allowance for credit losses and all finance receivables, as defined. A finance receivable is defined as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position. This definition includes instruments such as certain trade receivables, notes receivable and lease receivables as well as the instruments more traditionally associated with an allowance for credit loss, such as mortgage loans, auto loans, credit card loans and other consumer or commercial lending agreements.

A significant change from the current disclosure requirements will be to provide information for both the finance receivables and the related allowance for credit losses at disaggregated levels. The standard introduces two new defined terms that will govern the level of disaggregation. These include a “portfolio segment” and a “class” of financing receivable. A portfolio segment is defined as the level at which an entity determines its allowance for credit losses. For example, this may be by type of receivable, industry or risk. A class of financing receivable is defined as a group of finance receivables determined on the basis of their initial measurement attribute (i.e., amortized cost or purchased credit impaired), risk characteristics, and an entity’s method for monitoring and assessing credit risk.

The new guidance requires an entity to provide the extensive disclosures or information for the reporting periods presented including, but not limited to:

Presented by portfolio segment: A rollforward schedule of the allowance for credit losses (with the ending allowance balance further disaggregated based on impairment methodology) together with the related ending balance of the finance receivables; and significant purchases and sales of financing receivables.

Presented by class: The credit quality of the financing receivables portfolio at the end of the reporting period; the aging of past due financing receivables at the end of the period; the nature and extent of troubled debt restructurings that occurred during the period and their impact on the allowance for credit losses; the nature and extent of troubled debt restructurings, that occurred within the last year, that have defaulted in the current reporting period, and their impact on allowance for credit losses; the nonaccrual status of financing receivables; and impaired financing receivables.

Disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred prior to the issuance of the ASU, such as the allowance rollforward and modification disclosures will be required for periods beginning after December 15, 2010.

NOTE 3	PENDING ACQUISITION

On May 28, 2010, Barclays Bank PLC and Barclays Capital Real Estate Inc. (together the “Sellers”), OLS and Ocwen entered into an Asset Purchase Agreement pursuant to which, among other things, OLS has agreed to acquire the Sellers’ U.S. non-prime mortgage servicing business known as “HomEq Servicing” including, but not limited to, the mortgage servicing rights and associated servicer advances of HomEq Servicing as well as the servicing platform.

The aggregate purchase price is approximately $1,300,000, payable in cash upon consummation of the acquisition. The purchase price is subject to adjustment mechanisms and repurchase rights in limited circumstances.

As part of the acquisition, the Sellers have agreed to provide OLS with approximately $1,045,000 in secured financing. In addition, OLS obtained a syndicated $350,000 five year senior secured term loan facility on July 29, 2010 that will be used in part to fund the acquisition. See Note 26 for additional information.

Consummation of the acquisition is subject to closing conditions, including, among other things, the absence of legal impediments or an injunction and the receipt of required consents. Unless agreed to by the parties, the acquisition will be consummated no earlier than 90 days from the signing of the Asset Purchase Agreement.

The transaction is expected to close on September 1, 2010. Through June 30, 2010, we have incurred approximately $1,250 of fees for professional services related to the acquisition which are included in operating expenses for the second quarter of 2010. Also included in operating expenses was approximately $1,500 of additional compensation, telecommunications and occupancy expenses related to the acquisition.

NOTE 4	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and the estimated fair values of our financial instruments are as follows at the dates indicated:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Trading securities:
Auction rate	$78,073	$78,073	$247,464	$247,464
Subordinates and residuals	52	52	3,692	3,692
Loans held for resale	30,696	30,696	33,197	33,197
Loans, net – restricted for securitization investors	70,860	69,341	—	—
Advances	1,335,721	1,335,721	968,529	968,529
Receivables, net	56,939	56,939	67,095	67,095
Financial liabilities:
Match funded liabilities	$835,172	$758,024	$465,691	$463,716
Lines of credit and other secured borrowings	100,667	101,766	55,810	56,220
Secured borrowings – owed to securitization investors	67,199	66,325	—	—
Investment line	—	—	156,968	156,968
Servicer liabilities	1,970	1,970	38,672	38,672
Debt securities	82,554	76,807	95,564	84,551
Derivative financial instruments, net	$(12,278)	$(12,278)	$781	$781

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

The following table sets forth assets and liabilities measured at fair value categorized by input level within the fair value hierarchy:

	Carrying value	Level 1	Level 2	Level 3
At June 30, 2010:
Measured at fair value on a recurring basis:
Trading securities (1):
Auction rate	$78,073	$—	$—	$78,073
Subordinates and residuals (2)	52	—	—	52
Derivative financial instruments, net (3)	(12,278)	—	—	(12,278)
Measured at fair value on a non-recurring basis:
Loans held for resale (4)	30,696	—	—	30,696
Mortgage servicing rights (5)	348	—	—	348

At December 31, 2009:
Measured at fair value on a recurring basis:
Trading securities (1):
Auction rate	$247,464	$—	$—	$247,464
Subordinates and residuals (2)	3,692	—	—	3,692
Derivative financial instruments, net (3)	781	—	—	781
Measured at fair value on a non-recurring basis:
Loans held for resale (4)	33,197	—	—	33,197
Mortgage servicing rights (5)	613	—	—	613

(1)	Because our internal valuation model requires significant use of unobservable inputs, these securities are classified within Level 3 of the fair value hierarchy.

(2)
Effective January 1, 2010, we eliminated our investment in trading securities that were issued by newly consolidated securitization trusts as more fully described in Note 1—Securitizations of Residential Mortgage Loans.

(3)
The fair values of derivative financial instruments as of January 1, 2010 were adjusted to include $(826) related to an interest rate swap that is held by one of the newly consolidated securitization trusts. Derivative financial instruments consist of interest: rate caps that we use to protect against our exposure to rising interest rates on two of our match funded variable funding notes; interest rate swaps to protect against our exposure to rising interest rates on a third match funded facility and a match funded facility forecast in connection with the HomEq Servicing acquisition; the interest rate swap that is held by one of the newly consolidated loan securitization trusts; and foreign exchange forward contracts to protect against changes in the value of the Indian Rupee. See Note 18 for additional information on our derivative financial instruments.

(4)
Loans held for resale are measured at fair value on a non-recurring basis. At June 30, 2010 and December 31, 2009, the carrying value of loans held for resale is net of a valuation allowance of $13,546 and $15,963, respectively. Current market illiquidity has reduced the availability of observable pricing data. Consequently, we classify loans within level 3 of the fair value hierarchy.

(5)
The carrying value of MSRs at June 30, 2010 and December 31, 2009 is net of a valuation allowance for impairment of $2,853 and $2,954, respectively. The carrying value of the impaired stratum, net of the valuation allowance, was $348 and $613 at June 30, 2010 and December 31, 2009, respectively. The estimated fair value exceeded amortized cost for all other strata. See Note 9 for additional information on MSRs.

The following table sets forth a reconciliation of the changes in fair value of our Level 3 assets that we measure at fair value on a recurring basis:

	Fair value at beginning of period	Purchases, collections and settlements, net (1)	Total realized and unrealized gains and (losses) (2)(3)	Transfers in and/or out of Level 3	Fair value at June 30

For the three months ended June 30, 2010:
Trading securities:
Auction rate	$125,036	$(45,260)	$(1,703)	$—	$78,073
Subordinates and residuals	59	—	(7)	—	52

Derivative financial instruments	(480)	76	(11,874)	—	(12,278)

For the three months ended June 30, 2009:
Trading securities:
Auction rate	$238,161	$(900)	$6,024	$—	$243,285
Subordinates and residuals	4,028	1	(589)	—	3,440

Derivative financial instruments	355	—	602	—	957

For the six months ended June 30, 2010:
Trading securities:
Auction rate	$247,464	$(168,453)	$(938)	$—	$78,073
Subordinates and residuals	59	—	(7)	—	52

Derivative financial instruments	(45)	76	(12,309)	—	(12,278)

For the six months ended June 30, 2009:
Trading securities:
Auction rate	$239,301	$(2,000)	$5,984	$—	$243,285
Subordinates and residuals	4,369	—	(929)	—	3,440

Derivative financial instruments	193	—	764	—	957

(1)	Purchases, collections and settlements, net, related to trading securities exclude interest received.

(2)
Total gains and (losses) on auction rate securities for the second quarter include unrealized gains (losses) of $(53) and $6,024 on auction rate securities still held at June 30, 2010 and 2009, respectively. For the year to date periods, unrealized gains on auction rate securities still held at June 30, 2010 and 2009 were $559 and $5,984, respectively. The total gains and (losses) attributable to subordinates and residuals and derivative financial instruments were comprised principally of unrealized gains (losses) on assets held at June 30, 2010 and 2009.

(3)
Total gains (losses) on derivatives for the three and six months ended June 30, 2010 include unrealized losses of $11,719 reported in changes in Other comprehensive loss. All other unrealized gains (losses) on derivatives for the 2010 and 2009 periods are reported in Other, net. The total gains and (losses) attributable to derivative financial instruments were comprised principally of unrealized gains (losses) on assets still held at June 30, 2010 and 2009.

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

The discounted cash flow analysis included the following range of assumptions at June 30, 2010:

● Expected term	18 months
● Illiquidity premium	0.61%
● Discount rate	1.50% – 3.67%

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

Discount rates for the subordinate and residual securities range are determined based upon an assessment of prevailing market conditions and prices for similar assets. We project the delinquency, loss and prepayment assumptions based on a comparison to actual historical performance curves adjusted for prevailing market conditions.

Derivative Financial Instruments

Exchange-traded derivative financial instruments are valued based on quoted market prices. If quoted market prices or other observable inputs are not available, fair value is based on estimates provided by third-party pricing sources.

Loans Held for Resale

Loans held for resale are reported at the lower of cost or fair value. We account for the excess of cost over fair value as a valuation allowance with changes in the valuation allowance included in Gain (loss) on loans held for resale, net, in the period in which the change occurs. All loans held for resale were measured at fair value because the cost of $44,242 exceeded the estimated fair value of $30,696 at June 30, 2010.

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

Mortgage Servicing Rights

We estimate the fair value of our MSRs by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The most significant assumptions used in our internal valuation are the speed at which mortgages prepay and delinquency experience both of which we derive from our historical experience and available market data. Other assumptions used in our internal valuation are:

●	Cost of servicing	●	Interest rate used for computing float earnings
●	Discount rate	●	Compensating interest expense
●	Interest rate used for computing the cost of servicing advances

The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, prepayment penalties, float earnings and other ancillary revenues. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. We derive prepayment speeds and delinquency assumptions from historical experience adjusted for prevailing market conditions. We develop the discount rate internally, and we consider external market-based assumptions in determining the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing. The more significant assumptions used in the June 30, 2010 valuation include prepayment speeds ranging from 14.03% to 19.55% (depending on loan type) and delinquency rates ranging from 13.25% to 31.88% (depending on loan type). Other assumptions include an interest rate of 1-month LIBOR plus 4% for computing the cost of financing advances, an interest rate of 1-month LIBOR for computing float earnings and a discount rate of 20%.

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

NOTE 5	TRADING SECURITIES

Trading securities consisted of the following at the dates indicated:

	June 30, 2010	December 31, 2009

Auction rate (Corporate Items and Other)	$78,073	$247,464

Subordinates and residuals:
Loans and Residuals (1)	$—	$3,634
Corporate Items and Other	52	58
	$52	$3,692

Gain (loss) on trading securities for the periods ended June 30, was comprised of the following:

	Three months		Six months
	2010	2009	2010	2009
Unrealized gains (losses):
Auction rate securities	$(53)	$6,024	$969	$5,984
Subordinates and residuals (1)	(7)	(589)	(7)	(929)
	$(60)	$5,435	$962	$5,055
Realized losses (2)	(1,650)	—	(1,907)	—
	$(1,710)	$5,435	$(945)	$5,055

(1)
Effective January 1, 2010, we eliminated our investment in trading securities that were issued by newly consolidated securitization trusts as more fully described in Note 1—Securitizations of Residential Mortgage Loans, as well as the related unrealized gains and losses.

(2)	The realized losses for the 2010 periods were incurred on sales of auction rate securities.

Auction Rate Securities

During the first quarter of 2008, we invested investment line borrowings (see Note 15) in auction rate securities backed by student loans originated under the U. S. Department of Education’s Federal Family Education Loan Program (FFELP). Auction rate securities are long-term variable rate bonds tied to short-term interest rates that reset through an auction process that historically occurred every 7 to 35 days. The student loans underlying the auction rate securities carry a U.S Government guarantee of at least 97% of the unpaid principal balance in the event of default. The auction rate securities that we hold are in the senior-most position and are smaller in amount than the federally guaranteed portion of the underlying loans.

On January 21, 2010 and March 4, 2010, we negotiated settlements of two of our auction rate securities litigation actions. Under the terms of these settlements, the broker/dealers repurchased $103,625 par value of auction rate securities for cash proceeds of $92,745. On February 10, 2010, we sold auction rate securities with a par value of $33,350 for cash proceeds of $29,848.

Under the terms of the liquidity option agreement we entered into in October 2009, we have the right to sell specific securities for cash. We also have the right to repurchase the same following the initial sale at the same price. On February 11, 2010, we exercised a portion of our option to sell auction rate securities with a par value of $88,150 and received proceeds of $74,953. We recognized the sale as a secured borrowing because of our ability to repurchase the same securities until the maturity of the liquidity option in October 2012. On June 24, 2010, we repurchased $46,800 par value of these securities at the initial sale price of $40,504 and sold them for cash proceeds of $44,460. We continue to report on our Consolidated Balance Sheet the remaining $41,350 par value of these auction rate securities, with a fair value of $41,128 as of June 30, 2010. However, these securities are pledged to collateralize a $34,449 borrowing reflecting the proceeds received upon exercise of the option. We no longer receive cash interest income on the pledged securities nor do we pay cash interest on this secured borrowing. The remaining $2,400 par value of auction rate securities are not financed. See Note 14 for additional information on this secured borrowing.

Proceeds from the January 21, 2010 litigation settlement and the February 10, 2010 sale were used to pay down the investment line. On February 17, 2010, we used the proceeds from the February 11, 2010 exercise of the liquidity option and an additional $3,664 cash to repay the remaining balance of the investment line.

In June 2010, we sold auction rate securities with a par value of $35,000 under an agreement to repurchase and received proceeds of $21,704. We report repurchase agreements as collateralized financings and report the obligations to repurchase the assets sold as a liability on our Consolidated Balance Sheet. See Note 14 for additional details regarding the terms of the financing obligation. We report the auction rate securities underlying the repurchase agreement, which had a fair value of $34,635 at June 30, 2010, in our Consolidated Balance Sheet.

During the six months ended June 30, 2010, issuers also redeemed, at par, auction rate securities that we held that had a face value of $1,400.

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

NOTE 6	ADVANCES

Advances consisted of the following at the dates indicated:

	June 30, 2010	December 31, 2009
Servicing:
Principal and interest	$62,184	$51,598
Taxes and insurance	46,191	52,813
Foreclosure and bankruptcy costs	24,260	28,021
Other	14,009	8,998
	146,644	141,430
Loans and Residuals	4,088	4,321
Corporate Items and Other	138	163
	$150,870	$145,914

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

Servicing advances of $64,466 and $72,670 were pledged as collateral under the terms of the term reimbursement advance borrowing as of June 30, 2010 and December 31, 2009, respectively.

NOTE 7	MATCH FUNDED ADVANCES

Match funded advances on residential loans we service for others, as more fully described in Note 1—Principles of Consolidation-Match Funded Advances on Loans Serviced for Others, are comprised of the following at the dates indicated:

	June 30, 2010	December 31, 2009
Principal and interest	$562,895	$345,924
Taxes and insurance	441,570	332,326
Foreclosure and bankruptcy costs	81,529	72,385
Real estate servicing costs	64,225	49,446
Other	34,632	22,534
	$1,184,851	$822,615

NOTE 8	LOANS – RESTRICTED FOR SECURITIZATION INVESTORS

Loans – restricted for securitization investors are held by four securitization trusts that we include in our consolidated financial statements under the provisions of ASC 810, Consolidation, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. Loans – restricted for securitization investors consisted of the following at June 30, 2010:

Single family residential loans (1)	$74,245
Allowance for loans losses	(3,385)
$70,860

(1)	Includes nonperforming loans of $14,108.

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

At June 30, 2010, the trusts held 1,670 loans that are secured by first or second liens on one- to four-family residential properties. These loans have a weighted average coupon rate of 9.56% and a weighted average remaining life of 140 months.

NOTE 9	MORTGAGE SERVICING RIGHTS

Servicing Assets. The following table summarizes the activity in the carrying value of residential servicing assets for the six months ended June 30, 2010:

Carrying value at December 31, 2009	$117,802
Purchases	23,425
Servicing transfers and adjustments	(29)
Decrease in impairment valuation allowance	101
Amortization	(14,631)
Carrying value at June 30, 2010	$126,668

The following table presents the composition of our servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents purchased mortgage servicing rights while subservicing generally represents all other mortgage servicing rights.

	Residential	Commercial	Total
UPB of Assets Serviced:
June 30, 2010:
Servicing	$32,121,983	$—	$32,121,983
Subservicing (1)	23,122,593	315,661	23,438,254
	$55,244,576	$315,661	$55,560,237
December 31, 2009:
Servicing	$27,408,436	$—	$27,408,436
Subservicing (1)	22,571,641	211,603	22,783,244
	$49,980,077	$211,603	$50,191,680

(1)	Includes non-performing loans serviced for Freddie Mac.

MSRs are an intangible asset representing the right to service a portfolio of mortgage loans. We generally obtain MSRs by purchasing them from the owners of the mortgage loans. Residential assets serviced consist principally of mortgage loans, primarily subprime, but also include real estate. Assets serviced for others are not included on our Consolidated Balance Sheet.

Custodial accounts, which hold funds representing collections of principal and interest we receive from borrowers, are escrowed with an unaffiliated bank and excluded from our Consolidated Balance Sheet. Custodial accounts amounted to approximately $322,895 and $234,100 at June 30, 2010 and December 31, 2009, respectively.

Valuation Allowance for Impairment. During 2008, we established a valuation allowance for impairment of $3,624 on the high-loan-to-value stratum of our mortgage servicing rights as the estimated fair value was less than the carrying value. Changes in the valuation allowance for impairment are reflected in Servicing and origination expenses in our Consolidated Statement of Operations. Net of the valuation allowance of $2,853, the carrying value of this stratum was $348 at June 30, 2010. For all other strata, the fair value was above the carrying value at June 30, 2010.

Estimated fair value of MSRs:
June 30, 2010	$153,641
December 31, 2009	$127,268

Servicing Liabilities. We recognize a servicing liability for those agreements that we do not expect to compensate us adequately for performing the servicing. Servicing liabilities were $2,477 and $2,878 at June 30, 2010 and December 31, 2009, respectively, and are included in Other liabilities. During the first six months of 2010, amortization of servicing liabilities exceeded the amount of charges we recognized to increase servicing liability obligations by $401, and we have reported this net amount as a reduction of Amortization of mortgage servicing rights in our Consolidated Statement of Operations.

NOTE 10	RECEIVABLES

Receivables consisted of the following at the dates indicated:

	June 30, 2010	December 31, 2009
Accounts receivable by segment:
Servicing (1)	$28,764	$41,940
Loans and Residuals	844	845
Asset Management Vehicles	106	334
Corporate Items and Other	1,909	1,795
	31,623	44,914
Other receivables:
Income taxes	19,312	17,865
Receivable from Altisource	3,790	3,310
Other	2,214	1,006
	$56,939	$67,095

(1)
The balances at June 30, 2010 and December 31, 2009 primarily include reimbursable expenditures due from investors. The total balance of receivables for this segment is net of reserves of $579 and $547 at June 30, 2010 and December 31, 2009, respectively. The balances at June 30, 2010 and December 31, 2009 include $16,958 and $37,226, respectively, due from Freddie Mac in connection with loans we service under a subservicing agreement.

NOTE 11	OTHER ASSETS

Other assets consisted of the following at the dates indicated:

	June 30, 2010	December 31, 2009
Debt service accounts (1)	$42,445	$50,221
Interest earning collateral deposits (2)	23,408	8,671
Debt issuance costs, net (3)	12,079	8,223
Term note (4)	5,600	7,000
Real estate, net	4,566	8,133
Other	11,710	7,388
	$99,808	$89,636

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

(2)	The balance at June 30, 2010 includes $15,732 of cash collateral held by the counterparties to certain of our interest rate swap agreements.

(3)	Issuance costs are amortized to the earliest contractual maturity date of the debt.

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

NOTE 12	MATCH FUNDED LIABILITIES

Match funded liabilities are comprised of the following at the dates indicated:

				Unused
	Interest	Maturity	Amortization	Borrowing	Balance Outstanding
Borrowing Type	Rate	(1)	Date (1)	Capacity (2)	June 30, 2010	December 31, 2009

Advance Receivable Backed Note Series2009-3 (3)	4.14%	Jul. 2023	Jul. 2012	$—	$210,000	$210,000
Variable Funding Note Series 2009-2 (4)	1-Month LIBOR + 350 bps	Nov. 2023	Nov. 2012	—	28,000	—
Variable Funding Note Series 2009-1 (5)	Commercial paper rate + 200 bps	Dec. 2022	Feb. 2011	248,170	51,830	—
Advance Receivable Backed Note Series2010-1 (3)	3.59%	Sep. 2023	Feb. 2011	—	200,000	—
Variable Funding Note (6)	Commercial paper rate + 150 bps	Dec. 2013	Dec. 2010	164,933	85,067	158,412
Advance Receivable Backed Notes	1-Month LIBOR + 400 bps	Mar. 2020	Mar. 2011	89,725	10,275	27,421
Advance Receivable Backed Notes (7)	1-Month LIBOR + 200 bps	May 2012	May 2011	250,000	250,000	69,858
				$752,828	$835,172	$465,691

(1)
The amortization date of our facilities is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. In all but one advance facility, there is a single note outstanding. For each of these facilities, after the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.

(2)	Our unused borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility.

(3)	These notes were issued under the Term Asset-Backed Securities Loan Facility (TALF) program administered by the Federal Reserve Bank of New York.

(4)
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

(7)
Under the terms of the facility, we pay interest on drawn balances at 1-Month LIBOR plus 200 bps. In addition, we pay, in twelve monthly installments, a facility fee of 1.30% of the maximum borrowing capacity of $500,000.

NOTE 13	SECURED BORROWINGS – OWED TO SECURITIZATION INVESTORS

Secured borrowings – owed to securitization investors of $67,199 at June 30, 2010 consist of certificates that represent beneficial ownership interests in four securitization trusts that we include in our consolidated financial statements under the provisions of ASC 810, Consolidations, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. The holders of these certificates have no recourse against the assets of Ocwen.

As disclosed in Note 8, the trusts consist principally of mortgage loans that are secured by first and second liens on one- to four-family residential properties. Except for the residuals, the certificates generally pay interest based on 1-Month LIBOR plus a margin of from 8 to 250 basis points. Interest rates on the certificates are generally capped at the weighted average of the net mortgage rates of the mortgage loans in the respective loan pools.

NOTE 14	LINES OF CREDIT AND OTHER SECURED BORROWINGS

Secured lines of credit from various unaffiliated financial institutions are as follows:

				Unused
		Interest		Borrowing	Balance Outstanding
Borrowings	Collateral	Rate	Maturity	Capacity	June 30, 2010	December 31, 2009

Servicing:
Fee reimbursement advance	Term note (1)	Zero coupon	March 2014	$—	$48,000	$60,000
Term note (2)	Advances	1-Month LIBOR + 350 basis points	March 2014	—	5,600	7,000
				—	53,600	67,000
Corporate Items and Other
Securities sold with an option to repurchase (3)	Auction rate securities	(3)	October 2012	—	34,449	—
Securities sold under an agreement to repurchase (4)	Auction rate securities	1-Month LIBOR + 135 basis points	(4)	—	21,704	—
				—	56,153	—
					109,753	67,000
Discount (1)				—	(9,086)	(11,190)
				$—	$100,667	$55,810

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

(2)
This note was issued by OSAF and is secured by advances on loans serviced for others, similar to match funded advances and liabilities. The lender has pledged its interest in this note to us as collateral against the $7,000 term note receivable. See Note 11 additional information.

(3)
In October 2009, we entered into a liquidity option related to $92,850 face amount of auction rate securities. Under the terms of this agreement, we have the right to sell specific securities for cash. We also have the right to repurchase the same following the initial sale at the same price. In February 2010, we exercised a portion of our option to sell auction rate securities with a par value of $88,150 and received proceeds of $74,953. We recognized the sale as a secured borrowing because of our ability to repurchase the same securities until the maturity of the liquidity option. In June 2010, we repurchased $46,800 par value of these securities at the initial sale price of $40,504 and reduced the liability. We no longer receive cash interest income on the pledged securities nor do we pay cash interest on the secured borrowing. We continue to retain a liquidity option in respect of $2,400 par value of auction rate securities.

(4)
In June 2010, we obtained financing under a repurchase agreement for auction rate securities with a face value of $35,000. This agreement has no stated credit limit and lending is determined for each transaction based on the acceptability of the securities presented as collateral. Borrowings mature and are renewed monthly.

NOTE 15	INVESTMENT LINE

The investment line term note was secured by our investment in auction rate securities. Under the term note, we received the interest on the auction rate securities while the proceeds from the redemption or sale of auction rate securities were applied to the outstanding balance. On April 30, 2009, we negotiated a one-year extension of the term note maturity to June 30, 2010. Proceeds from the settlement of a litigation action related to auction rate securities on January 21, 2010 were used to pay down the investment line. Proceeds from the sale of auction rate securities on February 10, 2010 were also used to pay down the investment line. On February 11, 2010, we exercised a portion of our option to sell auction rate securities with a par value of $88,150 and used the proceeds from this exercise and an additional $3,664 of cash to repay the remaining outstanding balance of the investment line on February 17, 2010. As of December 31, 2009, the outstanding balance of the investment line was $156,968.

NOTE 16	DEBT SECURITIES

Debt securities consisted of the following at the dates indicated:

	June 30, 2010	December 31, 2009
3.25% Contingent Convertible Unsecured Senior Notes due August 1, 2024	$56,435	$56,435
10.875% Capital Trust Securities due August 1, 2027	26,119	39,129
	$82,554	$95,564

Convertible Notes. In July 2004, Ocwen issued $175,000 aggregate principal amount of 3.25% Convertible Notes due 2024. The Convertible Notes are senior general unsecured obligations not guaranteed by any of our subsidiaries and bear interest at the rate of 3.25% per year.

Interest expense on the Convertible Notes for the first six months of 2009 includes amortization of debt discount of $1,471 and cash interest expense of $987 at the contractual rate. We amortized the debt discount over the period from the date of issuance to August 1, 2009, the first date at which holders could require us to repurchase their notes. We recognized interest on the debt at an effective annual rate of 8.25% from the date of issuance to August 1, 2009. Since August 1, 2009, the effective interest rate on the debt is the coupon rate of 3.25%.

In February 2009, we repurchased $25,910 of our Convertible Notes in the open market at a price equal to 95% of the principal amount and recognized total gains of $534, net of the write-off of unamortized issuance costs and debt discount. We did not repurchase any of our Convertible Notes during the first six months of 2010.

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

The conversion rate is 82.1693 shares of our common stock per $1,000 (actual dollars) principal amount of the notes, subject to adjustment. Events that may cause the conversion rate to be adjusted primarily relate to cash dividends or other distributions to holders of our common stock. Upon conversion, we may, at our option, choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock. At June 30, 2010 and December 31, 2009, the if-converted value of the Convertible Notes was $47,253 and $44,378, respectively.

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

In January 2010, we repurchased $12,930 of the Capital Securities and recognized a gain of $717 on these repurchases, net of the write-off of unamortized issuance costs. In June 2010, we repurchased an additional $80 of the Capital Securities and recognized a net gain of $6.

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

We may redeem the Junior Subordinated Debentures before maturity at our option subject to the receipt of any necessary prior regulatory approval, in whole or in part at the redemption prices (expressed as a percentage of the principal amount) set forth below, plus accrued interest thereon, if redeemed during the twelve-month period beginning on August 1 of the years indicated below:

Percentages
2010	103.806%
2011	103.263
2012	102.719
2013	102.175
2014	101.631
2015	101.088
2016	100.544
2017 to maturity	100.000

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

NOTE 17	OTHER LIABILITIES

The following table sets forth the components of Other liabilities at the dates indicated:

	June 30, 2010	December 31, 2009
Accrued expenses	$23,154	$21,381
Checks held for escheat	13,062	12,827
Fair value of derivatives	12,360	—
Deferred income	11,975	13,599
Liability for selected tax items (1)	6,978	15,326
Payable to Altisource	3,563	10,655
Accrued interest payable	3,234	3,588
Servicing liability	2,477	2,878
Other	13,234	10,528
	$90,037	$90,782

(1)
On December 31, 2009, we recorded a reserve against a tax receivable of $8,489 related to the wind-down and liquidation of an advance financing structure. In connection with the process of finalizing this structure, we reversed this reserve during the second quarter of 2010. See Note 21 for additional information on the liability for selected tax items.

NOTE 18	DERIVATIVE FINANCIAL INSTRUMENTS

Because our current derivative agreements are not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreements. We control this risk through credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amount of our contracts does not represent our exposure to credit loss.

In our Servicing segment, we have entered into interest rate caps to hedge our exposure to rising interest rates. In connection with our issuance of a match funded variable funding note in December 2007 with a variable rate of interest and a $250,000 maximum borrowing capacity, we entered into interest rate caps with a notional amount of $250,000. We designated this cap as a cash flow hedge but de-designated it as of March 31, 2008 because of ineffectiveness. In connection with our renewal of a match funded variable funding note in February 2008 that carries a variable interest rate and a maximum borrowing capacity of $100,000, we entered into an interest rate cap with an original notional amount of $200,000. This cap began amortizing at the rate of $8,333 per month in February 2009. The notional balance at June 30, 2010 is $58,333. We did not designate this cap as a hedge. Under the terms of these caps, we receive payments when 1-Month LIBOR exceeds 6.5%. We have not received any payments under the terms of these caps.

In April 2010, we entered into a $250,000 interest rate swap to hedge against the effects of a change in 1-Month LIBOR on borrowing of $250,000 under a $500,000 advance funding facility that carries a variable interest rate. Under the terms of the swap, we pay a fixed rate of 2.059% and receive a variable rate equal to 1-Month LIBOR. Settlements under the terms of this swap commence in July 2010. Projected net settlements for the next twelve months total approximately $3,900 of payments to the counterparty. We designated this swap as a cash flow hedge.

In June 2010, we entered into two interest rate swaps totaling $637,201 to hedge against the effect of changes in interest rates on an $840,000 advance funding facility in connection with the HomEq Servicing acquisition. The terms of the facility are the lender’s commercial paper rate plus 3.5–7.5%. Under the terms of the two swaps, we pay fixed rates of 1.575% and 1.5275%, respectively, and receive a variable rate equal to 1-Month LIBOR. Settlements under the terms of these swaps commence in September 2010. Projected net settlements for the next twelve months total approximately $4,300 of payments to the counterparty. We designated these swaps as cash flow hedges.

In our Loans and Residuals segment, effective January 1, 2010 we include certain securitization trusts under the provisions of ASC 810, Consolidation, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. As a result, we report in our Loans and Residuals segment the fair value of an interest rate swap that is held by one of the securitization trusts. Under the terms of the swap, the trust pays a fixed rate of 4.935% and receives a variable rate equal to 1-Month LIBOR. This swap is not designated as a hedge.

We also entered into foreign exchange forward contracts during the second quarter of 2010 to hedge against the effect of changes in the value of the India Rupee on amounts payable to our subsidiary in India, OFSPL. We did not designate these contracts as hedges.

The following table summarizes the use of derivatives during the six months ended June 30, 2010:

	Foreign Exchange Forwards	Interest Rate Caps	Interest Rate Swaps
Notional balance at December 31, 2009	$—	$358,333	$—
Opening balance adjustment (1)	—	—	17,800
Additions	19,200	—	887,201
Maturities	(3,200)	(50,000)	(4,300)
Notional balance at June 30, 2010 (1)	$16,000	$308,333	$900,701

Fair value (2):
June 30, 2010 (1)	$(5)	$82	$(12,324)
December 31, 2009 (1)	$—	$781	$—

Maturity	July 2010 to April 2011	January 2011 and December 2013	November 2011 to August 2013

(1)
As a result of including four securitization trusts in our consolidated financial statements under the provisions of ASC 810, Consolidations, as more fully described in Note 1—Securitizations of Residential Mortgage Loans, we recognized opening balance adjustments as of January 1, 2010 that included the $(826) fair value of the interest swap held by one of the trusts. This swap, which had a notional amount of $13,500 and a fair value of $(572) at June 30, 2010, was not designated as a hedge.

(2)	The fair values of derivatives are reported in Other assets or in Other liabilities.

Net realized and unrealized gains (losses) included in Other income (expense), net related to derivative financial instruments were $(154) and $603 for the second quarter of 2010 and 2009, respectively, including $32 of expense in the second quarter of 2010 arising from ineffectiveness of one of the interest rate swaps that we designated as a cash flow hedge. Year to date, the net realized and unrealized gains were $(588) and $764 for 2010 and 2009, respectively. Included in Other comprehensive loss during the second quarter of 2010 were $11,719 of deferred unrealized losses, before taxes of $4,336, on the swaps that we designated as cash flow hedges. There were no accumulated gains or losses on cash flow hedges included in Accumulated other comprehensive loss at December 31, 2009.

NOTE 19	SERVICING AND SUBSERVICING FEES

The following table presents the components of Servicing and subservicing fees for the periods ended June 30:

	Three months		Six months
	2010	2009	2010	2009
Loan servicing and subservicing fees	$47,347	$42,515	$93,260	$88,615
Late charges	7,235	5,382	15,415	16,080
Loan collection fees	2,113	1,822	—	3,918
Custodial accounts (float earnings) (1)	960	1,191	1,448	3,041
Receivables management and recovery fees (2)	—	11,899	4,256	24,860
Other	8,281	2,679	18,037	7,784
	$65,936	$65,488	$132,416	$144,298

(1)
For the for the three months ended June 30, 2010 and 2009, float earnings included $137 and $1,103, respectively, of interest income from our investment in auction rate securities. For the six-month periods, interest income from auction rate securities included in float earnings was $619 and $2,934 for 2010 and 2009, respectively.

(2)	These fees were earned by the Financial Services segment which we distributed as part of the Separation. See Note 23 for additional information regarding this former business segment.

NOTE 20	INTEREST EXPENSE

The following table presents the components of Interest expense for each category of our interest-bearing liabilities for the periods ended June 30:

	Three months		Six months
	2010	2009	2010	2009
Match funded liabilities	$11,962	$9,881	$22,458	$18,703
Lines of credit and other secured borrowings	81	3,989	108	8,207
Secured borrowings – owed to securitization investors	34	—	224	—
Investment line	—	622	376	1,238
Debt securities:
Convertible Notes	459	1,237	917	2,662
Capital Trust Securities	712	1,451	1,534	2,902
Other	111	120	213	251
	$13,359	$17,300	$25,830	$33,963

NOTE 21	INCOME TAXES

The components of income tax expense (benefit) were as follows for the periods ended June 30:

	Three months		Six months
	2010	2009	2010	2009
Current:
Federal	$(5,272)	$3,685	$(5,605)	$3,864
State	163	201	152	412
Foreign	298	295	480	690
	(4,811)	4,181	(4,973)	4,966
Deferred:
Federal	1,670	5,275	11,915	12,521
State	(116)	239	481	783
Foreign	480	(223)	374	(761)
	2,034	5,291	12,770	12,543
Total	$(2,777)	$9,472	$7,797	$17,509

Income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal corporate income tax rate of 35% as follows for the periods ended June 30:

	Three months		Six months
	2010	2009	2010	2009
Expected income tax expense (benefit) at statutory rate	$4,642	$9,221	$15,647	$17,363
Differences between expected and actual income tax expense (benefit):
Indefinite deferral on earnings of non-U.S. affiliates	(235)	(772)	(1,195)	(1,234)
State tax (after Federal tax benefit)	47	440	642	1,633
Reversal of liability for selected tax items	(8,182)	—	(8,348)	—
Foreign tax	778	72	855	(70)
Other	173	511	196	(183)
Actual income tax expense (benefit)	$(2,777)	$9,472	$7,797	$17,509

Net deferred tax assets were comprised of the following at the dates indicated:

	June 30, 2010	December 31, 2009
Deferred tax assets:
Tax residuals and deferred income on tax residuals	$3,382	$3,415
State taxes	2,894	3,311
Accrued incentive compensation	1,996	3,739
Valuation allowance on real estate	2,103	1,712
Bad debt and allowance for loan losses	6,667	7,220
Mortgage servicing rights amortization	44,822	50,065
Net operating loss carryforward	21,093	22,098
Partnership losses	10,660	10,245
Foreign deferred assets	2,838	3,211
Net unrealized gains and losses on securities	9,667	16,742
Deferred income or loss on service advance receivables	2,965	—
Interest rate swaps	4,102	—
Foreign basis differences	—	8,489
Other	4,139	2,511
	117,328	132,758
Deferred tax liabilities:
Deferred interest income on loans	75	75
Net deferred tax assets	$117,253	$132,683

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

We adopted ASC 740 effective January 1, 2007. We recognized total interest and penalties of $397 through June 30, 2010. We classify interest and penalties as a component of income tax expense. As of June 30, 2010, we had a total liability for selected tax items of approximately $6,978. The total decrease reflected in the year to date amount is predominantly related to the wind down and liquidation of an advance financing structure.

A reconciliation of the beginning and ending amount of the liability for selected tax items is as follows for the six months ended June 30, 2010:

Balance at January 1, 2010	$15,326
Additions for tax positions of prior years	416
Reductions for tax positions of prior years	(8,738)
Other	(26)
Balance at June 30, 2010	$6,978

NOTE 22	BASIC AND DILUTED EARNINGS PER SHARE

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

The following is a reconciliation of the calculation of basic EPS to diluted EPS for the three and six months ended June 30:

	Three months		Six months
	2010	2009	2010	2009
Basic EPS:
Net income attributable to OCN	$16,038	$17,830	$36,898	$32,939

Weighted average shares of common stock	100,168,953	67,316,446	100,072,950	65,045,842

Basic EPS	$0.16	$0.26	$0.37	$0.51

Diluted EPS:
Net income attributable to OCN	$16,038	$17,830	$36,898	$32,939
Interest expense on Convertible Notes, net of income tax (1)	302	773	603	1,664
Adjusted net income attributable to OCN	$16,340	$18,603	$37,501	$34,603

Weighted average shares of common stock	100,168,953	67,316,446	100,072,950	65,045,842
Effect of dilutive elements:
Convertible Notes (1)	4,637,224	4,638,046	4,637,224	4,638,046
Stock options (2) (3)	2,921,915	887,720	2,813,837	680,292
Common stock awards	—	12,203	2,775	11,375
Dilutive weighted average shares of common stock	107,728,092	72,854,415	107,526,786	70,375,555

Diluted EPS	$0.15	$0.26	$0.35	$0.49

Stock options excluded from the computation of diluted EPS:
Anti-dilutive (2)	12,391	749,810	12,391	1,106,029
Market-based (3)	1,770,000	5,130,000	1,770,000	5,130,000

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

(2)	These stock options were anti-dilutive because their exercise price was greater than the average market price of our stock.

(3)
Shares that are issuable upon the achievement of certain performance criteria related to OCN’s stock price and an annualized rate of return to investors. On August 10, 2009, the market performance criterion was met for 3,420,000 of these options.

NOTE 23	BUSINESS SEGMENT REPORTING

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

Financial information for our segments is as follows:

	Ocwen Asset Management			Ocwen Solutions
	Servicing	Loans and Residuals	Asset Management Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations

For the three months ended June 30, 2010

Revenue (1) (2)	$75,759	$—	$176	$—	$—	$—	$425	$(407)	$75,953
Operating expenses (1) (3)	41,241	1,369	443	—	—	—	1,817	(212)	44,658
Income (loss) from operations	34,518	(1,369)	(267)	—	—	—	(1,392)	(195)	31,295
Other income (expense), net:
Interest income	48	2,107	—	—	—	—	(255)	—	1,900
Interest expense	(13,017)	(39)	—	—	—	—	(303)	—	(13,359)
Other (1) (2)	(124)	(1,619)	149	—	—	—	(5,175)	195	(6,574)
Other income (expense), net	(13,093)	449	149	—	—	—	(5,733)	195	(18,033)
Income (loss) from continuing operations before income taxes	$21,425	$(920)	$(118)	$—	$—	$—	$(7,125)	$—	$13,262

For the three months ended June 30, 2009:

Revenue (1) (2)	$62,726	$—	$460	$24,165	$16,471	$12,108	$112	$(6,863)	$109,179
Operating expenses (1) (3)	32,955	747	1,016	16,017	17,557	7,121	3,830	(6,593)	72,650
Income (loss) from operations	29,771	(747)	(556)	8,148	(1,086)	4,987	(3,718)	(270)	36,529
Other income (expense), net:
Interest income	19	1,991	—	1	—	—	243	—	2,254
Interest expense	(15,982)	(519)	—	(11)	(667)	(118)	(3)	—	(17,300)
Other (1) (2)	1,695	(3,568)	(846)	710	20	66	6,515	270	4,862
Other income (expense), net	(14,268)	(2,096)	(846)	700	(647)	(52)	6,755	270	(10,184)
Income (loss) from continuing operations before income taxes	$15,503	$(2,843)	$(1,402)	$8,848	$(1,733)	$4,935	$3,037	$—	$26,345

	Ocwen Asset Management			Ocwen Solutions
	Servicing	Loans and Residuals	Asset Manage- ment Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Elimina- tions	Business Segments Consolidated
Results of Operations

For the six months ended June 30, 2010

Revenue (1) (2)	$151,212	$—	$364	$—	$—	$—	$774	$(811)	$151,539
Operating expenses (1) (3)	72,028	2,561	910	—	—	—	4,740	(404)	79,835
Income (loss) from operations	79,184	(2,561)	(546)	—	—	—	(3,966)	(407)	71,704
Other income (expense), net:
Interest income	110	4,948	—	—	—	—	487	—	5,545
Interest expense	(24,154)	(228)	—	—	—	—	(1,448)	—	(25,830)
Other (1) (2)	(1,209)	(3,206)	671	—	—	—	(3,375)	407	(6,712)
Other income (expense), net	(25,253)	1,514	671	—	—	—	(4,336)	407	(26,997)
Income (loss) from continuing operations before income taxes	$53,931	$(1,047)	$125	$—	$—	$—	$(8,302)	$—	$44,707

For the six months ended June 30, 2009

Revenue (1) (2)	$137,421	$—	$997	$42,182	$33,787	$22,682	$365	$(13,665)	$223,769
Operating expenses (1) (3)	67,173	1,309	1,778	28,909	35,706	15,294	7,813	(13,066)	144,916
Income (loss) from operations	70,248	(1,309)	(781)	13,273	(1,919)	7,388	(7,448)	(599)	78,853
Other income (expense), net:
Interest income	78	3,875	—	2	—	—	464	—	4,419
Interest expense	(31,484)	(1,149)	—	(22)	(1,138)	(250)	80	—	(33,963)
Other (1) (2)	1,858	(8,398)	(1,148)	742	23	121	6,503	599	300
Other income (expense), net	(29,548)	(5,672)	(1,148)	722	(1,115)	(129)	7,047	599	(29,244)
Income (loss) from continuing operations before income taxes	$40,700	$(6,981)	$(1,929)	$13,995	$(3,034)	$7,259	$(401)	$—	$49,609

Total Assets
June 30, 2010	$1,550,231	$112,891	$13,562	$—	$—	$—	$400,845	—	$2,077,529

December 31, 2009	$1,191,212	$48,690	$15,271	$—	$—	$—	$514,177	$—	$1,769,350

June 30, 2009	$1,233,929	$54,138	$21,653	$4,958	$61,773	$8,660	$649,420	$(246)	$2,034,285

(1)
Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income depending on the type of service that is rendered. Intersegment billings are as follows:

	Servicing	Asset Management Vehicles	Technology Products	Business Segments Consolidated

For the three months ended June 30, 2010	$363	$44	$—	$407
For the three months ended June 30, 2009	1,982	115	8,160	10,257
For the six months ended June 30, 2010	720	91	—	811
For the six months ended June 30, 2009	4,365	256	16,553	21,174

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

(3)	Depreciation and amortization expense are as follows:

	Servicing	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Business Segments Consolidated

For the three months ended June 30, 2010:
Depreciation expense	$16	$—	$—	$—	$331	$347
Amortization of MSRs	7,854	—	—	—	—	7,854

For the three months ended June 30, 2009:
Depreciation expense	$14	$7	$117	$1,245	$336	$1,719
Amortization of MSRs	8,543	—	—	—	—	8,543
Amortization of intangibles	—	—	669	—	—	669

For the six months ended June 30, 2010:
Depreciation expense	$29	$—	$—	$—	$712	$741
Amortization of MSRs	14,229	—	—	—	—	14,229

For the six months ended June 30, 2009:
Depreciation expense	$29	$15	$234	$2,576	$672	$3,526
Amortization of MSRs	18,584	—	—	—	—	18,584
Amortization of intangibles	—	—	1,336	—	—	1,336

NOTE 24	RELATED PARTY TRANSACTIONS

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

●
Services Agreement. This agreement provides for Altisource’s offering of certain services to us in connection with our business following the Separation for an initial term of eight years, subject to renewal, with pricing terms intended to reflect market rates. Services provided to us under this agreement include residential property valuation, residential property preservation and inspection services, title services and real estate sales.

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

For the three and six months ended June 30, 2010, we generated revenues of $3,843 and $7,034, respectively, under our agreements with Altisource, principally from fees for providing referral services to Altisource. We also incurred expenses of $4,899 and $9,581 for the three and six months ended June 30, 2010, respectively, principally for technology products and support services including the REAL suite of products that support our Servicing business. At June 30, 2010, the net receivable from Altisource was $227.

NOTE 25	COMMITMENTS AND CONTINGENCIES

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

We have been included as a defendant in multiparty lawsuits brought by borrowers in various federal and state courts challenging the defendants’ mortgage servicing practices, including charging improper or unnecessary fees, misapplying borrower payments, and similar allegations. In April 2004, defendants’ petition was granted to transfer and consolidate a number of such lawsuits into a single proceeding pending in the United States District Court for the Northern District of Illinois (the MDL Proceeding). Additional lawsuits similar to the MDL Proceeding have subsequently been brought in other courts, some of which have been or may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. In April 2005, the trial court in the MDL Proceeding entered a partial summary judgment in favor of defendants holding that plaintiffs’ signed loan contracts authorized the collection of certain fees by Ocwen as servicer for the related mortgages. In May 2006, plaintiffs filed an amended complaint containing various claims under several federal statutes, state deceptive trade practices statutes and common law. No specific amounts of damages are asserted, however, plaintiffs may amend the complaint to seek damages should the matter proceed to trial. In June 2007, the United States Court of Appeals for the Seventh Circuit issued an opinion holding that many of the claims were preempted or failed to satisfy the pleading requirements of the applicable rules of procedure and directing the trial judge to seek clarification from the plaintiffs so as to properly determine which particular claims must be dismissed. In March 2009, the trial court struck the amended complaint in its entirety on the grounds of vagueness. In April 2009, plaintiffs filed a third amended complaint which defendants moved to dismiss. The motion is fully briefed and pending decision by the trial court. We believe the allegations in the MDL Proceeding are without merit. However, in the interests of obtaining finality and cost certainty with regard to this complex and protracted litigated matter, in July 2010, defendants, including Ocwen, have reached an agreement in principle with plaintiffs’ counsel with respect to a class settlement. Ocwen’s portion of the proposed settlement would be $5,163 plus certain other non-cash consideration. Specific terms remain to be negotiated and any final settlement agreement would be subject to definitive written settlement documents and court approval. If a final settlement is not reached and approved by the court, we will continue to vigorously defend the MDL Proceeding.

In November 2004, a final judgment was entered in litigation brought by Cartel Asset Management, Inc. (Cartel) against OCN, the Bank and Ocwen Technology Xchange, Inc. (OTX), a subsidiary that has been dissolved. This matter involved allegations of misappropriation of trade secrets and contract-related claims brought by a former vendor. Initially, a jury verdict awarded damages of $9,320. However, the November 2004 judgment by the trial court awarded $520 against OTX and nominal damages of two dollars against the Bank. Additionally, the Bank was assessed a statutory award to Cartel for attorneys’ fees in an additional amount of $170. The Bank and OTX were further assessed costs in the amount of $9. In September 2007, the United States Court of Appeals for the Tenth Circuit upheld the damage award against OTX and remanded the case for a new trial on damages against the Bank. In December 2007, we paid the full amount of the judgment against OTX, including accrued interest. In March 2008, the trial court entered an order joining OLS, as the Bank’s successor-in-interest, and OCN, as guarantor of the Bank’s obligations, as additional defendants. The trial court has set a date of September 13, 2010 for the new trial against the Bank, OLS and OCN. Cartel seeks approximately $26,000 in compensatory damages plus punitive damages and attorneys’ fees. We do not believe that Cartel is entitled to additional damages, if any, in an amount that would be material to our financial condition, results of operations or cash flows. The parties have agreed to participate in a non-binding meditation before a third-party neutral mediator, currently scheduled for August 26, 2010, in an attempt to resolve this matter. If after the mediation no resolution is reached, we intend to continue to vigorously defend against this matter.

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

Tax matters

On December 28, 2006, the India tax authorities issued an income tax assessment order (the Order) with respect to IT Enabled services performed for OCN by its wholly-owned Indian subsidiary, OFSPL. The Order relates to the assessment year 2004-05 and indicated that the percent mark-up on operating costs with respect to the IT enabled and software development services that OFSPL provided to OCN was insufficient. On December 15, 2008, the India tax authorities issued an additional income tax assessment order (the Second Order) with respect to assessment year 2005-06. The assessment was made on the same grounds of insufficient mark-up on operating costs with respect to services provided by OFSPL to OCN. OCN had petitioned for assistance to be provided by Competent Authority under the Mutual Agreement Procedures pursuant to the U.S./India income tax treaty. In May 2010, this process yielded an agreement in this matter between the governments of India and the U.S. for assessment years 2004-2005 and 2005-2006. The adjustment for assessment year 2004-2005 results in an additional $388 in tax and interest charges beyond our existing accrual and the adjustment for assessment year 2005-2006 results in a reduction in tax and interest charges of $175 as compared to our existing accrual. OFSPL intends to accept the final assessment and expects to receive the final Competent Authority assessment notice during the third quarter. The Mutual Agreement provides for correlative adjustments to U.S. taxes. As such, it is anticipated that OCN will not suffer double taxation for the additional India charges under the settlement.

On December 21, 2009, the India tax authorities issued a draft income tax assessment order (the Third Order) with respect to assessment year 2006-07. The proposed adjustment would impose upon OFSPL additional tax of INR 41,760 ($896) and interest of INR 18,297 ($393) for the Assessment Year 2006-07. In accordance with standard Indian procedures, penalties may also be assessed in the future in connection with the assessment. OCN and OFSPL intend to vigorously contest this Order and any imposition of tax and interest and do not believe they have violated any statutory provision or rule. OFSPL has filed an application with the Dispute Resolution Panel for the Third Order. Due to the uncertainties inherent in the Appeals and Competent Authority processes, OCN and OFSPL cannot currently estimate any additional exposure beyond the amount detailed in the Orders. We also cannot predict when these tax matters will be resolved. If our application with the Dispute Resolution Panel is denied, we would consider pursuing all other options including, but not limited to, Competent Authority to contest any additional tax assessed. Such Competent Authority assistance requests under the Mutual Agreement Procedures should preserve OCN’s right to credit any potential India taxes against OCN’s U.S. taxes.

Other Information

In July 2010, OLS received a subpoena from the Federal Housing Finance Agency (FHFA) as conservator for Freddie Mac in connection with ten private label mortgage securitization transactions where Freddie Mac has invested. The transactions include mortgage loans serviced but not originated by OLS or its affiliates. Ocwen Loan Servicing is cooperating with the FHFA’s request.

NOTE 26	SUBSEQUENT EVENTS

OLS obtained a syndicated $350,000 five year senior secured term loan facility on July 29, 2010 that will be used in part to fund the HomEq Servicing acquisition. Borrowings under the facility will bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the greatest of (i) the prime rate of Barclays Bank PLC in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR), in each case plus the applicable margin of 6.00% and a floor of 3.00% or (b) 1-Month LIBOR, plus the applicable margin of 7.00% with a 1-Month LIBOR floor of 2.00%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands, Except Share Data and Unless Otherwise Indicated)

INTRODUCTION

Unless specifically stated otherwise, all references to June 2010 and June 2009 refer to the three and six-month periods ended, or to the dates, as the context requires, June 30, 2010 and June 30, 2009, respectively.

The following discussion of our results of operations, change in financial condition and liquidity should be read in conjunction with our Interim Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-Q, and with our Annual Report on Form 10-K for the year ended December 31, 2009.

OVERVIEW

Strategic Priorities

During 2009, we focused on three key initiatives to reinforce our competitive strengths: liquidity and balance sheet strength; revenue opportunities; and quality and cost structure leadership. Our success in addressing these three initiatives led to our strategic priorities for 2010 and beyond which are to:

1.	Establish predictable and sustainable revenue growth in our servicing operations
2.	Improve process efficiencies to continuously reduce cost
3.	Improve quality
4.	Reduce asset intensity

These priorities support our long-term goals for return on equity and earnings per share growth.

For sustainable revenue growth, we have a three-pronged approach:

1.
Acquisition of Existing Servicing Platforms. On March 29, 2010, we entered into a Servicing Rights Purchase and Sale Agreement under which we agreed to purchase the rights to service approximately 38,000 mortgage loans with an aggregate unpaid principal balance (UPB) of approximately $6.9 billion. This acquisition was completed on May 3, 2010. On May 28, 2010, we entered into an Asset Purchase Agreement pursuant to which OLS has agreed to acquire the U.S. non-prime mortgage servicing business known as “HomEq Servicing” from Barclays Bank PLC and Barclays Capital Real Estate Inc. The aggregate purchase price is approximately $1.3 billion, payable in cash upon the consummation of the transaction, and the acquisition is expected to result in a combined Servicing portfolio of more than $80 billion in UPB. See Note 3 for additional details regarding the HomEq Servicing acquisition. This transaction is expected to close on September 1, 2010.

2.
Special Servicing Opportunities. We continue to pursue opportunities with government-sponsored entities to grow our special servicing portfolio. In February 2009, we were selected as a special servicer on non-performing loans for Freddie Mac under a high-risk-loan pilot program.

3.	Flow Servicing. Our goal is to develop flow Federal Housing Administration (FHA) servicing.

The latter three 2010 strategic priorities:

●	improve process efficiencies to reduce cost;

●	improve quality; and

●	reduce asset intensity;

are interrelated, reflecting our belief that continual process improvement leads to higher quality, lower cost (both operational and financial) and higher revenue per dollar of UPB.

The key operating metric to accomplish these priorities is the reduction in non-performing loans which:

●
When a delinquent loan becomes current, this prompts (i) the recovery and recognition of deferred servicing fees, (ii) HAMP fees in the case of a HAMP modification and (iii) late fees in the case of a non-HAMP modification.

●	Reduces Advances and, hence, asset intensity and interest expense freeing up equity for additional acquisitions.

●	Reduces operating expenses since non-performing loans are more costly to service.

Therefore, the key driver of our profitability is our ability to reduce non-performing loans.

Operating Segments

Our current business segments are:

●	Servicing
●	Loans and Residuals
●	Asset Management Vehicles (AMV)

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results and Financial Condition and Note 21 to the Interim Consolidated Financial Statements for additional financial information regarding each of our segments.

Operations Summary

Our consolidated operating results in the three and six months ended June 30, 2009 as compared to the same periods of 2010 were significantly impacted by the Separation of Altisource from Ocwen on August 10, 2009. Ocwen ceased, beginning on August 10, 2009, to record operating results from Mortgage Services, Financial Services and Technology Products segments.

Three Months Ended June 2010 versus June 2009. We generated net income attributable to OCN of $16,038, or $0.15 diluted earnings per share, in the second quarter of 2010 as compared to $17,830 or $0.26 diluted earnings per share for the second quarter of 2009. Income from continuing operations before income taxes was $13,262 for the second quarter of 2010 as compared to $26,345 for 2009.

Significant items affecting Income from continuing operations before income taxes between the quarters include:

●	The $11,830 contribution from the former OS segments during the second quarter of 2009;

●	A litigation accrual of $5,163 established in the second quarter of 2010 in connection with the proposed settlement of the MDL Proceeding;

●	The write-off in the second quarter of 2010 of our $3,000 investment in a real estate partnership that we had determined would not be realizable;

●	The realized loss of $1,675 from the sale of $46,800 par value of auction rate securities (compared to $6,024 of unrealized gains in the second quarter of 2009); and

●
Professional services of $1,250 incurred through June 30, 2010 for the acquisition of HomEq Servicing. We have also incurred approximately $1,500 of expenses for new facilities and additional telecommunications and compensation costs related to the acquisition.

Income taxes for the second quarter of 2010 were a net benefit of $2,777 as compared to expense of $9,472 for the second quarter of 2009. The 2010 benefit resulted principally from our reversal of a reserve of $8,182 that related principally to an income tax receivable that arose from the wind-down and liquidation of one of our advance funding structures.

Servicing segment revenues grew by $13,033, or 21%, due principally to an increase in UPB resulting from additions of $7,466,279 during the second quarter of 2010, and an increase in modifications (see Segments—Servicing for additional details of this impact). Servicing results were also affected by the $5,163 litigation accrual and the expenses incurred in connection with the HomeEq acquisition.

Loans and Residuals benefited from a decrease in unrealized losses due to slower declines in the estimated fair value of loans and real estate and a portfolio, excluding the securitization trusts that we first consolidated in 2010, that was 30% smaller than the portfolio during the second quarter of 2009. The Asset Management Vehicles segment improved principally because of declines in operating expenses and positive earnings on our investments in asset management vehicles.

Six Months Ended June 2010 versus June 2009. We generated net income attributable to OCN of $36,898, or $0.35 diluted earnings per share, for the six months ended June 2010 compared to $32,939, or $0.49 diluted earnings per share for the six months ended June 2009. Income from continuing operations before income taxes was $44,707 as compared to $49,609 for the six months ended June 2010 and 2009, respectively. The provision for income taxes was reduced by the affect of the reversal of $8,348 of reserves related to income tax receivables.

Our operating results for the six months ended June 2010 benefited from higher fees from modifications and the effects of $8,839,012 of UPB additions to the Servicing portfolio in the first six months of 2010, most of which were acquired during the second quarter. These benefits were offset by the spinoff of the former OS segments to Altisource, which generated Income from continuing operations before income taxes of $18,279 in the six months ended June 30, 2009, the $5,163 MDL litigation accrual, the $3,000 write-off of a commercial real estate investment and $1,250 of professional services fees and approximately $1,500 of occupancy, telecommunications and compensation expenses related to the HomEq Servicing acquisition.

The following table summarizes our consolidated operating results for the periods ended June 30, 2010 and 2009. We have provided a more complete discussion of operating results by line of business in the Segment Results and Financial Condition section.

	Three months			Six months
	2010	2009	% Change	2010	2009	% Change
Consolidated:
Revenue	$75,953	$109,179	(30)%	$151,539	$223,769	(32)%
Operating expenses	44,658	72,650	(39)	79,835	144,916	(45)
Income from operations	31,295	36,529	(14)	71,704	78,853	(9)
Other expense, net	(18,033)	(10,184)	77	(26,997)	(29,244)	(8)
Income from continuing operations before taxes	13,262	26,345	(50)	44,707	49,609	(10)
Income tax expense (benefit)	(2,777)	9,472	(129)	7,797	17,509	(55)
Income from continuing operations	16,039	16,873	(5)	36,910	32,100	15
Income from discontinued operations, net of taxes	—	1,052	(100)	—	864	(100)
Net income	16,039	17,925	(11)	36,910	32,964	12
Net income (loss) attributable to non-controlling interest in subsidiaries	(1)	(95)	(99)	(12)	(25)	(52)
Net income attributable to Ocwen	$16,038	$17,830	(10)	$36,898	$32,939	12

Segment income (loss) from continuing operations before taxes:
Servicing	$21,425	$15,503	38%	$53,931	$40,700	33%
Loans and Residuals	(920)	(2,843)	(68)	(1,047)	(6,981)	(85)
Asset Management Vehicles	(118)	(1,402)	(92)	125	(1,929)	(106)
Mortgage Services	—	8,848	(100)	—	13,995	(100)
Financial Services	—	(1,733)	(100)	—	(3,034)	(100)
Technology Products	—	4,935	(100)	—	7,259	(100)
Corporate items and other	(7,125)	3,037	(335)	(8,302)	(401)	1,970
	$13,262	$26,345	(50)	$44,707	$49,609	(10)

(1)	Excluding revenues earned by GSS and intersegment revenues eliminated in consolidation, OS revenues were $46,135 for the second quarter of 2009.

(2)	Excluding expenses incurred by GSS and intersegment expenses eliminated in consolidation, OS operating expenses were $37,296 for the second quarter of 2009.

Change in Financial Condition Summary

The overall increase in our assets of $308,179, or 17%, during the six months ended June 30, 2010 was principally the result of the following changes:

●	Cash increased by $52,467.

●	Auction rate securities declined by $169,391 due to sales, the settlement of two litigation actions and redemptions.

●	Total advances increased by $367,192 primarily because of the $6.9 billion of servicing UPB we acquired in the second quarter.

●
Loans – restricted for securitization investors of $70,860 represent loans held by four securitization trusts that, effective January 1, 2010, we began to include in our consolidated financial statements under the provisions of ASC 810, Consolidation. See Note 8 to our Interim Consolidated Financial Statements for additional information.

●	MSRs increased by $8,866 primarily due to purchases in the second quarter of $23,425 offset by amortization expense of $14,631.

●	Receivables, net, decreased by $10,156 largely due to collections on subservicing and special servicing agreements.

●
Deferred tax assets, net, declined by $15,430. Income tax expense for the first six months includes $12,770 of deferred expense. In addition, a non-cash tax asset of $8,489 arising from the expected deductibility of losses in a finance vehicle was reclassified from deferred tax assets to current income taxes during the first quarter. The reserve on this asset was reversed in the second quarter. Partially offsetting these declines, we recognized a tax benefit of $4,336 on unrealized losses on cash flow hedges in Accumulated other comprehensive loss.

Liabilities increased by $274,112, or 30%, during the six months ended June 30, 2010 primarily because of the following items:

●	Match funded liabilities increased by $369,481 reflecting the issuance of $200,000 of notes under the TALF program and an increase in advances.

●
Secured borrowings – owed to securitization investors of $67,199 consist of certificates issued by the four securitization trusts that we began to include in our consolidated financial statements effective January 1, 2010. See Note 13 to our Interim Consolidated Financial Statements for additional information.

●
Lines of credit and other secured borrowings increased $44,857 due to secured borrowings of $56,153 in connection with our investment in auction rate securities. These borrowings were partly offset by the first annual $12,000 repayment on our $60,000 fee reimbursement advance in March.

●	We fully repaid the investment line term note which had an outstanding balance of $156,968 at December 31, 2009.

●	Servicer liabilities declined by $36,702 largely because of a decrease in partial borrower payments and other unapplied balances.

●	Debt securities declined $13,010 as a result of repurchases. In January 2010, we repurchased $12,930 par value of our 10.875% Capital Trust Securities at a discount to par value in the open market.

Liquidity Summary

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of June 30, 2010, as measured by cash and available credit, was $229,874, a decrease of $62,241, or 21%, from December 31, 2009 to June 30, 2010. At June 30, 2010, our cash position was $143,386 compared to $90,919 at December 31, 2009. Our available credit on collateralized but unused advance financing capacity was $86,488 at June 30, 2010 compared to $201,200 at December 31, 2009.

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

In assessing our liquidity outlook, our primary focus is on maintaining cash and unused borrowing capacity that is sufficient to meet the needs of the business. While we expect to renew or replace advance facility notes as they mature as needed to maintain excess borrowing capacity, it is noteworthy that the cash projected to be generated over the next several years from reducing advance balances approximately offsets the projected reduction in borrowing as our advance facility notes mature, even if these notes are not renewed or replaced.

At June 30, 2010, $752,828 of our total maximum borrowing capacity remained unused. The unused borrowing capacity in the Servicing business may be utilized in the future by pledging additional qualifying collateral to our facilities.

We maintain unused borrowing capacity for three reasons:

●	As a protection should Advances increase due to increased delinquencies,

●	In the event term financing is unavailable resulting in liabilities maturing faster than assets, as a protection should we be unable to either renew existing facilities or obtain new facilities and

●	To provide capacity for the acquisition of additional servicing.

Interest Rate Risk Summary

Interest rate risk is a function of (i) the timing and (ii) the dollar amount of assets and liabilities that re-price at each point in time. We are exposed to interest rate risk to the extent that our interest-bearing liabilities mature or re-price at different speeds, or different bases, than interest-earning assets.

We have executed a hedging strategy aimed to largely neutralize the impact of changes in interest rates. As of June 30, 2010, the value of our outstanding hedges was similar to the net exposure of projected interest rate sensitive liabilities and interest rate sensitive assets for the next several years.

If interest rates increase by 1% on our variable rate advance financing and interest earning cash and float balances, we estimate a net positive impact of approximately $355 resulting from an increase of $4,663 in annual interest income compared to an increase of $4,308 in annual interest expense. This outcome is due in large part to our hedging activities. See Note 18 to our Interim Consolidated Financial Statements for additional information regarding our use of derivatives.

CRITICAL ACCOUNTING POLICIES

Our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of risks in the marketplace or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail on pages 29 through 31 of Management’s Discussion and Analysis of Results of Operations and Financial Condition and in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed March 8, 2010. Such policies have not changed during 2010.

SEGMENT RESULTS AND FINANCIAL CONDITION

For each of our business segments, the following section provides a discussion of the changes in financial condition during the six months ended June 30, 2010 and a discussion of pre-tax results of operations for the three and six months ended June 30, 2010 and 2009. Due to the Separation, as of August 10, 2009, neither the assets and liabilities, nor the subsequent operations of the Mortgage Services, Financial Services and Technology Products segments, except for BMS and GSS, are included in our results. As a separate, publicly-traded company, Altisource Portfolio Solutions S.A. (NASDAQ:ASPS) is required to file a Form 10-Q with the Securities and Exchange Commission.

Servicing

The following table presents selected results of operations of our Servicing segment for the periods ended June 30:

	Three months		Six months
	2010	2009	2010	2009
Revenue
Servicing and subservicing fees	$66,297	$52,898	$133,131	$117,877
Process management fees	8,302	9,828	16,205	19,544
Other	1,160	—	1,876	—
Total revenue	75,759	62,726	151,212	137,421

Operating expenses
Compensation and benefits	7,939	7,733	15,760	16,345
Amortization of servicing rights	7,854	8,543	14,229	18,584
Servicing and origination	2,235	2,149	2,666	4,181
Technology and communications	4,789	3,149	9,220	5,968
Professional services	7,416	2,705	8,358	4,619
Occupancy and equipment	2,810	2,143	6,450	5,005
Other operating expenses	8,198	6,533	15,345	12,471
Total operating expenses	41,241	32,955	72,028	67,173

Income from operations	34,518	29,771	79,184	70,248

Other income (expense)
Interest income	48	19	110	78
Interest expense	(13,017)	(15,982)	(24,154)	(31,484)
Loss on debt redemption	—	—	(571)	—
Other, net	(124)	1,695	(638)	1,858
Total other expense, net	(13,093)	(14,268)	(25,253)	(29,548)

Income from continuing operations before income taxes	$21,425	$15,503	$53,931	$40,700

The following table provides selected operating statistics at or for the three and six months ended June 30:

	Three months			Six months
	2010	2009	% Change	2010	2009	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$39,096,968	$27,290,158	43%	$39,096,968	$27,290,158	43%
Non-performing loans	11,935,175	8,606,847	39	11,935,175	8,606,847	39
Non-performing real estate	4,212,433	2,509,002	68	4,212,433	2,509,002	68
Total residential assets serviced (2)	$55,244,576	$38,406,007	44	$55,244,576	$38,406,007	44

Average residential assets serviced	$53,892,135	$39,588,301	36%	$52,235,809	$39,718,475	32%

Prepayment speed (average CPR)	13.1%	21.8%	(40)%	12.8%	21.5%	(40)%

Percent of total UPB:
Servicing portfolio	58.1%	74.5%	(22)%	58.1%	74.5%	(22)%
Subservicing portfolio	41.9	25.5	64	41.9	25.5	64
Non-performing residential assets serviced, excluding Freddie Mac	26.2%	27.4%	(4)	26.2%	27.4%	(4)

	Three months			Six months
	2010	2009	% Change	2010	2009	% Change
Number of:
Performing loans (1)	290,656	230,334	26%	290,656	230,334	26%
Non-performing loans	62,073	44,877	38	62,073	44,877	38
Non-performing real estate	21,222	11,311	88	21,222	11,311	88
Total number of residential assets serviced (2)	373,951	286,522	31	373,951	286,522	31

Average number of residential assets serviced	368,390	295,139	25	360,883	304,118	19
Percent of total number:
Servicing portfolio	58.4%	66.0%	(12)%	58.4%	66.0%	(12)%
Subservicing portfolio	41.6	34.0	22	41.6	34.0	22
Non-performing residential assets serviced, excluding Freddie Mac	19.1%	18.5%	3	19.1%	18.5%	3

Residential Servicing and Subservicing Fees
Loan servicing and subservicing	$47,223	$42,360	11%	$93,092	$88,238	6%
Late charges	7,235	5,381	34	15,411	16,079	(4)
HAMP fees	4,585	—	—	11,038	—	—
Loan collection fees	2,113	1,796	18	4,256	3,861	10
Custodial accounts (float earnings)	960	1,191	(19)	1,448	3,040	(52)
Other	3,423	1,803	90	6,649	5,954	12
	$65,539	$52,531	25	$131,894	$117,172	13

Financing Costs
Average balance of advances and match funded advances	$1,223,892	$1,001,231	22%	$1,066,360	$1,062,525	—%
Average borrowings	784,882	826,248	(5)	660,350	865,600	(24)
Interest expense on borrowings	12,043	13,766	(13)	22,942	26,812	(14)
Facility costs included in interest expense	4,598	6,405	(28)	9,810	11,273	(23)
Effective average interest rate	6.14%	6.66%	(8)	6.95%	6.19%	12
Average 1-month LIBOR	0.31%	0.37%	(16)	0.27%	0.42%	(36)

Average Employment
India and other	1,554	1,011	54%	1,452	1,010	44%
United States	219	281	(22)	226	301	(25)
Total	1,773	1,292	37	1,678	1,311	28

Collections on loans serviced for others	$1,191,802	$1,787,802	(33)%	$2,353,679	$3,631,001	(35)%

(1)
Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)
At June 30, 2010, we serviced 261,518 subprime loans with a UPB of $39,712,429. This compares to 243,593 subprime loans with a UPB of $35,682,666 as December 31, 2009. At June 30, 2009, we serviced 203,603 subprime loans and real estate with a UPB of $29,350,298.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB		Count
	2010	2009	2010	2009
Servicing portfolio at beginning of the year	$49,980,077	$40,171,532	351,595	322,515
Additions	1,372,733	3,626,000	7,203	11,036
Runoff	(1,674,811)	(3,008,397)	(11,813)	(29,451)
Servicing portfolio at March 31	49,677,999	40,789,135	346,985	304,100
Additions	7,466,279	57,000	40,614	180
Runoff	(1,899,702)	(2,440,128)	(13,648)	(17,758)
Servicing portfolio at June 30	$55,244,576	$38,406,007	373,951	286,522

Three Months Ended June 30, 2010 versus 2009. Residential servicing and subservicing fees increased due to the increase in the UPB of residential assets serviced and an increase in modifications.

The average UPB of assets serviced was 36% higher in the second quarter of 2010 while residential servicing and subservicing fees increased by 25%. Subservicing and special servicing arrangements represent a larger portion of our portfolio as compared to one year ago. However, lower servicing fees earned under subservicing and special servicing arrangements are more than offset by lower amortization and interest expense on advance financing. The percentage of UPB representing subservicing was 41.9% at June 30, 2010, a 64% increase from June 30, 2009.

As compared to March 31, 2010, the percentage of UPB representing servicing increased by 9% as a result of the $6.9 billion of servicing UPB that we acquired in the second quarter. However, revenues from newly acquired servicing are principally the contractual servicing fee. Ancillary revenues which are driven by the resolution of non-performing loans will not ramp up until a few quarters after the acquisition.

We recognize revenue in the form of deferred servicing fees and ancillary revenues whenever we return a loan to performing status whether it be through a HAMP modification, a non-HAMP modification or otherwise. Loan servicing fees and late charges, excluding HAMP fees, that we recognized as a result of modifications completed during the second quarter of 2010 and 2009 totaled $7,606 and $4,075, respectively. HAMP fees were $4,585 in the second quarter of 2010. We began recognizing HAMP fees in the third quarter of 2009. We completed a total of 14,384 modifications during the second quarter of 2010 as compared to 8,157 during the second quarter of 2009. The implementation of HAMP caused loan modifications that ordinarily would have been completed in the second quarter of 2009 to be delayed. In the second quarter of 2010, 29% of completed modifications were HAMP, and the remainder were non-HAMP. This compares to 19,612 modifications in the first quarter of 2010, of which 32% were HAMP.

As of June 30, 2010, we estimate that the balance of uncollected and unrecognized servicing fees related to delinquent borrower payments was $77,231 compared to $55,612 as of December 31, 2009. The increase in 2010 is primarily due to the $6.9 billion of servicing UPB that we acquired in the second quarter of 2010.

Operating expenses increased by $8,286 primarily due to a reserve of $5,163 that we established in connection with a proposed settlement of the MDL Proceeding and $1,250 of professional fees incurred in connection with the pending acquisition of HomEq Servicing. Operating expenses also include approximately $1,500 in additional compensation, telecommunications and occupancy expenses for the HomEq Servicing acquisition. See Note 25 to our Interim Consolidated Financial Statements for additional information for additional details regarding the MDL Proceeding.

The delinquency rate remained relatively stable in the second quarter of 2010. The increase in total advances is primarily the result of advances acquired as part of the $6.9 billion servicing UPB acquisition that we completed in the second quarter of 2010. We expect delinquency rates to remain flat or decline somewhat during the remainder of 2010; however, advances will increase significantly if our pending acquisition of the HomEq Servicing business is completed as expected.

Prepayment speed was 40% lower in the second quarter of 2010 primarily due to a decline in loan payoffs and real estate sales. Real estate sales and other involuntary liquidations accounted for approximately 76% of prepayments during the second quarter of 2010 as compared to over 84% for the same period in 2009.

Interest expense in the second quarter of 2010 was lower than in the same period of 2009 principally because we continued to follow our strategy of reducing advance financing with the proceeds of our equity offering. As a result, average Servicing borrowings declined by 5% during the second quarter of 2010 as compared to the second quarter of 2009 even as average advances and match funded advances increased by 22% during the same period. In addition, our average effective interest rate for the second quarter of 2010 declined as compared to the second quarter of 2009. This is the result of lower spreads over LIBOR charged on new variable rate match funded facilities.

Six Months Ended June 30, 2010 versus 2009. Residential servicing and subservicing fees for the first six months of 2010 were 13% higher than the same period of 2009 despite a 32% increase in the average UPB of residential assets serviced. This was because of a 64% increase in the size of the subservicing portfolio between years. HAMP fees during the first six months of 2010 were $11,038 but were partly offset by the waiver of late charges on loans with HAMP modifications in the first quarter of 2010. We began to implement HAMP in the second quarter of 2009, and both servicing fees and late fees were down significantly in that quarter because of the forfeiture of fees under HAMP and an overall decline in modifications as we adjusted our procedures to conform to the requirements of the HAMP.

Operating expenses for the first six months of 2010 increased by $4,855 over the same period of 2009 principally because of the $5,163 reserve established in connection with the proposed settlement of the MDL Proceeding, a $3,252 increase in technology and communications expense and $1,250 of professional services fees incurred in connection with the HomEq Servicing acquisition. Operating expenses also include the impact of approximately $1,500 of additional compensation, telecommunications and occupancy expenses for the HomEq Servicing acquisition. These increases were offset in part by a decline of $4,355 in amortization expense. Amortization expense declined in the first six months of 2010 as compared to 2009 as the projected average prepayment speed (CPR) fell and our portfolio composition shifted to a greater concentration of subservicing arrangements, leading to an 11% lower average MSR balance in 2010.

Total interest expense for the first six months of 2010 was 23% lower than the same period in 2009 principally because of a 24% decline in the average balance of borrowings. The effective average interest rate has increased modestly as compared to the first six months of 2009 principally because of higher spreads over LIBOR and higher facility fees charged on new facilities, especially in the first quarter of 2010.

The following table shows selected assets and liabilities of our Servicing segment at:

	June 30, 2010	December 31, 2009
Advances	$146,644	$141,429
Match funded advances	1,184,851	822,615
Mortgage servicing rights (Residential)	126,668	117,802
Receivables, net	30,192	43,079
Debt service accounts	42,445	50,221
Debt issuance costs, net	12,145	6,802
Other	7,286	9,264
Total assets	$1,550,231	$1,191,212

Match funded liabilities	$835,172	$465,691
Lines of credit and other secured borrowings	44,514	55,810
Servicer liabilities	1,868	38,570
Deferred income	11,975	13,599
Checks held for escheat	8,017	7,947
Servicing liability	2,477	2,878
Accrued expenses and other (1)	22,898	15,575
Total liabilities	$926,921	$600,070

(1) The balance at June 30, 2010 includes the $5,163 accrual established in connection with the settlement of the MDL Proceeding.

Loans and Residuals

The following table presents selected results of operations of our Loans and Residuals segment for the periods ended June 30:

	Three months		Six months
	2010	2009	2010	2009
Revenue	$—	$—	$—	$—
Operating expenses	1,369	747	2,561	1,309
Loss from operations	(1,369)	(747)	(2,561)	(1,309)
Other income (expense)
Interest income	2,107	1,991	4,948	3,875
Interest expense	(39)	(519)	(228)	(1,149)
Loss on trading securities	—	(581)	—	(863)
Loss on loans held for resale, net	(1,233)	(2,987)	(2,271)	(7,541)
Other, net	(386)	—	(935)	6
Other income (expense), net	449	(2,096)	1,514	(5,672)
Loss from continuing operations before income taxes	$(920)	$(2,843)	$(1,047)	$(6,981)

Effective January 1, 2010, the Loans and Residual segment includes the four securitization trusts that we include in our consolidated financial statements under the provisions of ASC 810, Consolidation. Our results of operations for the three and six months ended June 30, 2010 and our assets and liabilities as of that date include the effects of consolidating these trusts. The securitization trusts are essentially pass-through entities that have not had a significant effect on the Loss from continuing operations before income taxes of the Loans and Residuals segment. For the three and six months ended June 30, 2010, the trusts generated Income (loss) from continuing operations before income taxes of $(9)and $334, respectively. See Note 1 to our Interim Consolidated Financial Statements—Securitizations of Residential Mortgage Loans, for additional information.

Three Months Ended June 2010 versus 2009. Interest income during the second quarter of 2010 was higher than in 2009 largely due to the effects of consolidating the loan securitization trusts which generated interest income of $1,283 in the second quarter of 2010. In addition, interest on loans held for resale declined $231 primarily due to a lower average loan principal balance because of payoffs, foreclosures and charge-offs.

Interest expense was lower in the second quarter of 2010 primarily due to our repayment in September 2009 of the remaining outstanding notes that represented our financing of loans held for resale.

Losses on trading securities reflect the change in fair value on mortgage-backed securities. However, with the consolidation of the securitization trusts, we no longer recognize gains or losses on changes in fair value of the securities that we hold that were issued by the trusts.

Loss on loans held for resale, net, includes the adjustment necessary to present loans held for resale and the related real estate at estimated fair value and as well as realized losses on loan payoffs, foreclosures and charge-offs. The decline in losses on loans in the first quarter of 2010 reflects a smaller portfolio and a slower decline in the valuations on the underlying loan and real estate collateral.

Other, net, includes $503 of charge - offs on the loans held by the securitization trusts offset by an increase of $138 in the fair value of an interest rate swap held by one of the trusts.

Six Months Ended June 30, 2010 versus 2009. Interest income is 28% higher in the first six months of 2010 than it was in the first six months of 2009 principally because of the effects of including the four securitization trusts in our consolidated financial statements beginning January 1, 2010. This effect was partially offset by lower interest income on loans held for sale because of a 23% decline in the UPB of the portfolio from June 2009 to June 2010. Interest expense declined largely because of the repayment in September 2009 of the facility used to finance our loans held for resale. Loss on loans held for resale, net decreased because of a smaller loan portfolio and a slowing of the declines seen in the valuation of the loan portfolio.

The following table shows selected assets and liabilities of our Loans and Residuals segment at:

	June 30, 2010	December 31, 2009
Restricted cash – for securitization investors	$1,012	$—
Subordinate and residual trading securities (1)	—	3,634
Loans held for resale (2)	30,696	33,197
Advances on loans held for resale	4,088	4,321
Loans, net – restricted for securitization investors (3)	70,860	—
Real estate (4)	4,461	5,030
Other	1,774	2,508
Total assets	$112,891	$48,690

Secured borrowings – owed to securitization investors (5)	67,199	—
Other	1,807	1,164
Total liabilities	$69,006	$1,164

(1)
As more fully described in Note 1 to our Interim Consolidated Financial Statements—Securitizations of Residential Mortgage Loans, effective January 1, 2010, we eliminated our investment in securities issued by the newly consolidated securitization trusts.

(2)
Loans held for resale at June 30, 2010 and December 31, 2009 includes non-performing loans with a carrying value of $13,015 and $14,382, respectively. The UPB of nonperforming loans held for resale as a percentage of total UPB was 54% at June 30, 2010 compared to 56% at December 31, 2009. There were no loan sales during the first six months of 2010.

(3)
Includes $74,245 of loans held by the newly consolidated securitization trusts, including $14,108 of nonperforming loans. The balance is net of an allowance for loan losses of $3,385. See Note 8 to the Interim Consolidated Financial Statements for additional information regarding these loans.

(4)
Includes $3,830 and $5,030 at June 30, 2010 and December 31, 2009, respectively, of foreclosed properties from our portfolio of loans held for resale that are reported net of fair value allowances of $5,020 and $4,810, respectively. During the first six months of 2010, real estate sales more than offset transfers from loans held for resale. The balance at June 30, 2010 also includes $631 of foreclosed properties owned by the newly consolidated securitization trusts as of June 30, 2010, net of valuation allowances of $946.

(5)	Represent certificates issued by the newly consolidated securitization trusts. See Note 13 to our Interim Consolidated Financial Statements for additional information regarding these borrowings.

Asset Management Vehicles

The following table presents selected results of operations of our Asset Management Vehicles segment for the periods ended June 30:

	Three months		Six months
	2010	2009	2010	2009
Revenue (1)	$176	$460	$364	$997
Operating expenses	443	1,016	910	1,778
Loss from operations	(267)	(556)	(546)	(781)
Other income (expense)
OSI	170	(379)	654	(106)
ONL and affiliates	(21)	(467)	17	(1,042)
Equity in earnings (losses) of unconsolidated entities	149	(846)	671	(1,148)
Other income (expense), net	149	(846)	671	(1,148)
Income (loss) from continuing operations before income taxes	$(118)	$(1,402)	$125	$(1,929)

(1)
Revenue consists of management fees earned from OSI and ONL and affiliates. In addition, our Servicing segment earns fees for servicing loans on behalf of these unconsolidated entities. In determining the amount of consolidated equity in earnings to recognize, we add back our share of the loan servicing and management fee expense recognized by OSI, ONL and affiliates. During the second quarter of 2010 and 2009, we earned total fees of $779 and $1,040, respectively, from OSI and ONL and affiliates. Year to date, we earned total fees of $1,631 and $2,367 for 2010 and 2009, respectively. On a consolidated basis, we have recognized approximately 75% of the loan servicing and management fee revenue.

Three and Six Months Ended June 2010 versus 2009. Management fee revenue continues to decline. The improvement in earnings of OSI and ONL and affiliates in the 2010 periods largely resulted from a reduction in losses on resolved loans, reflecting a slower decline in the valuations on the underlying loans and real estate collateral and an increase in the fair value of residual securities.

The following table shows selected assets and liabilities of our Asset Management Vehicles segment at:

	June 30, 2010	December 31, 2009
Receivables	$106	$334
OSI	8,539	7,885
ONL and affiliates (1)	4,915	7,044
Investments in unconsolidated entities	13,454	14,929
Other	2	8
Total assets	$13,562	$15,271

(1)
During the first six months of 2010, we received distributions totaling $2,146 from ONL and its affiliates. At June 30, 2010, we had committed to invest up to an additional $33,840 in ONL and affiliated entities. The commitment expires in September 2010.

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

Corporate Items and Other

The following table presents selected results of operations of Corporate Items and Other for the periods ended June 30:

	Three months		Six months
	2010	2009	2010	2009
Revenue	$425	$112	$774	$365
Operating expenses	1,817	3,830	4,740	7,813
Loss from operations	(1,392)	(3,718)	(3,966)	(7,448)
Other income (expense)
Gain (loss) on trading securities:
Auction rate securities	(1,703)	6,024	(938)	5,984
Subordinates and residuals	(7)	(8)	(7)	(66)
	(1,710)	6,016	(945)	5,918
Gain on debt redemption	6	—	723	534
Other, net	(4,029)	739	(4,114)	595
Other income, net	(5,733)	6,755	(4,336)	7,047
Income (loss) from continuing operations before income taxes	$(7,125)	$3,037	$(8,302)	$(401)

Three Months Ended June 2010 versus 2009. Operating expenses declined for the quarter primarily due to a reduction in professional service fees. In addition, we realized a loss of $1,675 from the sale of auction rate securities with a par value of $46,800 during the second quarter of 2010. Other, net includes a $3,000 charge to write-off our investment in a commercial real estate partnership during the second quarter of 2010. In the second quarter of 2009, we recorded $1,855 of professional service fees related to the Separation.

Six Months Ended June 30, 2010 versus 2009. Operating expenses for the first six months of 2010 declined as compared to the first six months of 2009 principally because we recorded $3,017 of expenses related to the Separation in 2009. We realized losses of $1,907 in the first six months of 2010 from sales of auction rate securities. Other, net includes the charge of $3,000 for the write-off of our investment in a commercial real estate partnership during the second quarter of 2010.

The following table shows selected assets and liabilities of Corporate Items and Other at:

	June 30, 2010	December 31, 2009
Cash	$143,225	$90,778
Trading securities, at fair value
Auction rate (1)	78,073	247,464
Subordinates and residuals	52	58
Receivables, net	6,345	4,811
Income taxes receivable	19,312	17,865
Deferred tax assets, net	117,253	132,683
Premises and equipment, net	3,371	3,214
Interest-earning collateral deposits (2)	21,497	5,765
Other	11,717	11,539
Total assets	$400,845	$514,177

Lines of credit and other secured borrowings (1)	$56,153	$—
Investment line (1)	—	156,968
Debt securities (3)	82,554	95,564
Fair value of derivatives (2)	11,787	—
Liability for selected tax items	6,978	15,326
Checks held for escheat	5,044	4,880
Payable to Altisource	3,574	10,606
Other (4)	15,582	18,909
Total liabilities	$181,672	$302,253

(1)
In the first quarter of 2010, we liquidated $137,575 par value of securities as the result of the settlement of two of our auction rate securities litigation actions and the sale of certain auction rate securities. Furthermore, we sold $88,150 par value of securities with the option to repurchase the same securities at the same sales price until October 2012 and recognized the sale as a secured borrowing. We used these proceeds to repay the investment line. In the second quarter of 2010, we repurchased $46,800 par value of these securities at the initial sale price of $40,504, reduced the liability and sold the securities for cash proceeds of $44,460. Also in the second quarter of 2010, we sold auction rate securities with a par value of $35,000 under an agreement to repurchase and received proceeds of $21,704. We report repurchase agreements as collateralized financings and report the obligations to repurchase the assets sold as a secured borrowing.

(2)
As disclosed in Note 18, we entered into interest rate swap agreements during the second quarter to hedge against our exposure to an increase in variable interest rates. At June 30, 2010, the counterparties to the swap agreements hold $15,732 of cash collateral.

(3)
In January 2010, we repurchased $12,930 par value of our 10.875% Capital Trust Securities at a discount to par in the open market which generated a gain of $717, net of the write-off of unamortized issuance costs. In June 2010, we repurchased $80 par value of Capital Trust Securities which generated a net gain of $6.

(4)	The decline in Other liabilities in the first six months of 2010 is primarily due to the payment of the 2009 annual bonus.

EQUITY

Total equity amounted to $899,930 at June 30, 2010 as compared to $865,863 at December 31, 2009. This increase of $34,067 is primarily due to net income of $36,898. In addition, as more fully described in Note 1—Securitizations of Residential Mortgage Loans, we recorded a $2,274 increase in the opening balance of retained earnings upon adoption of ASU 2009-17 (ASC 810, Consolidation) on January 1, 2010. The exercise of 217,775 stock options and the compensation in the form of employee share-based awards also contributed to the increase in equity in 2010. Partially offsetting these increases, we recognized $7,383 of unrealized losses, net of taxes, in Other comprehensive loss during the second quarter on interest rate swaps that we designated as cash flow hedges.

INCOME TAX EXPENSE (BENEFIT)

Income tax expense (benefit) was $(2,777) and $9,472 for the second quarter of 2010 and 2009, respectively. For the first six months, income tax expense was $7,797 and $17,509 for the 2010 and 2009 periods, respectively.

Our effective tax rate for first six months of 2010 was 17.4% as compared to 35.3% for the same period of 2009. Income tax expense on Income from continuing operations before income taxes differs from amounts that would be computed by applying the U.S. Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes and foreign tax rates, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs and state taxes. In addition, the effective rate reflects a benefit from the release of a reserve of $8,348 predominantly related to the wind down and liquidation of an advance financing structure. The reserve for this item had been recorded in 2009.

Our effective tax rate for first six months of 2010 and 2009 includes a non-cash benefit of approximately 6.1% and 3.8%, respectively, associated with the recognition of certain foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of June 30, 2010, as measured by cash and available credit, was $229,874, a decrease of $62,241, or 21%, from December 31, 2009 to June 30, 2010. At June 30, 2010, our cash position was $143,386 compared to $90,919 at December 31, 2009. Our available credit on collateralized but unused advance financing capacity was $86,488 at June 30, 2010 compared to $201,200 at December 31, 2009.

Investment policy and funding strategy. Our primary sources of funds for near-term liquidity are:

●	Match funded liabilities	●	Payments received on loans held for resale
●	Lines of credit and other secured borrowings	●	Payments received on trading securities
●	Servicing fees and ancillary revenues	●	Debt securities

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

In assessing our liquidity outlook, our primary focus is on two measures:

●	The relationship of dollars generated from maturing assets compared to dollars generated from maturing liabilities assuming no renewal of existing facilities and no new financings

●	Unused borrowing capacity

At June 30, 2010, $752,828 of our total maximum borrowing capacity remained unused. The unused borrowing capacity in the Servicing business may be utilized in the future by pledging additional qualifying collateral to our facilities.

We maintain unused borrowing capacity for three reasons:

●	As a protection should Advances increase due to increased delinquencies,

●
To the extent that term financing is unavailable resulting in liabilities maturing faster than assets, as a protection should we be unable to either renew existing facilities or obtain new facilities and

●	To provide capacity for the acquisition of additional servicing.

Outlook. In the second half of 2010, we expect to reduce up-front facility fees and execute at tighter spreads over LIBOR and commercial paper rates.

We also expect to benefit from the increase in the duration of our funding sources. Our $410,000 of TALF issuances increased the maturity for 49% of our advance financing needs at fixed interest rates.

Debt financing summary. During the six months ended June 30, 2010, we:

●	Fully repaid $156,968 on our auction rate securities investment line;

●	Repurchased Capital Trust Securities with a face value of $13,010;

●	Repaid $12,000 on our original $60,000 fee reimbursement advance; and

●	Repaid $1,400 on our original $7,000 term note;

●	Renewed a $100,000 advance note;

●	Renewed a $500,000 advance note;

●	Renewed and extended a variable funding note with a maximum borrowing capacity of $300,000;

●	Issued $200,000 of advance receivable backed notes under the TALF program; and

●	Entered into financing arrangements collateralized by auction rate securities with a combined fair value and par value of $75,763 and $76,350, respectively, at June 30, 2010.

As a result of our ability to renew and increase advance facility notes before they entered their amortization period and to issue the TALF notes, maximum borrowing capacity for match funded advances increased by $228,000 from $1,360,000 at December 31, 2009 to $1,588,000 at June 30, 2010. When coupled with an increase in advances and match funded advances of $367,192, we decreased our unused advance borrowing capacity from $894,309 at December 31, 2009 to $752,828 at June 30, 2010. The primary reason for the net increase in advances in 2010 was the acquisition of the $6.9 billion servicing portfolio during the second quarter. Our prospects for advance financing improved due to the inclusion of servicer advances in TALF which was announced by the Federal Reserve Bank of New York in on March 19, 2009. Although the TALF window closed in March 2010, we were able to establish relations with many cash and TALF investors during our December 2009 and February 2010 issuances, and thus have generated significant interest for future medium-term note issuances.

In order for us to maintain liquidity and the ability to finance new advances, we repay borrowings under facilities that have entered their amortization period and pledge them to another facility. Our new advance facility structure, which has four notes outstanding as of June 30, 2010, permits collateral to be apportioned between notes when one or more notes are in amortization. This feature permits us to continue to finance new advances provided there is sufficient capacity on other revolving notes in the structure that are not in amortization.

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

Cash flows for the six months ended June 30, 2010. Our operating activities provided $360,795 of cash primarily due to our liquidation of auction rate securities and net collections of servicing advances. Trading activities provided $168,453 of cash from sales, settlements and redemptions of auction rate securities. Excluding the advances acquired in connection with the $6.9 billion residential servicing portfolio we acquired in the second quarter, advances declined $153,997. Also, servicing liabilities declined by $36,702.

Our investing activities used $547,351 of cash during the first six months of 2010. During the second quarter of 2010, we paid $23,425 to purchase MSRs and acquired $528,882 of advances and other assets in connection with the acquisition of a $6.9 billion servicing portfolio. We also received $2,146 of distributions from our asset management entities.

Our financing activities provided $239,023 of cash primarily consisting of $369,481 of net proceeds from match funded liabilities of our Servicing business. We also received proceeds of $96,657 from collateralized financing transactions involving auction rate securities and recognized these transactions as secured borrowings. This was partially offset, as we repaid the investment line of $156,968, reduced the borrowings collateralized by auction rate securities by $40,504 and purchased Capital Trust Securities with a face value of $13,010 for $11,659. We also paid the first annual installment of $12,000 on our $60,000 fee reimbursement advance.

Cash flows for the six months ended June 30, 2009. Our operating activities provided $193,119 reflecting a decline in the funding requirements of our Servicing operations and a decline in net cash used by trading activities. We collected net cash of $164,979 on advances and match funded advances while servicing liabilities declined by $57,977.

Our investing activities used $6,387 net cash primarily due to the purchase of MSRs for $10,241offset by $3,246 of distributions we received from our asset management entities.

Our financing activities used $173,846 of cash as we made $195,226 of net repayments of borrowings under our match funded advance facilities as a result of declines in servicing advances. Net proceeds of $67,000 from two new secured borrowings were largely offset by repayments on the investment line and repurchases of our 3.25% Convertible Notes. Cash flows from financing activities for the first six months of 2009 include $49,187 of net proceeds from sales and repurchases of our common stock.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include our Convertible Notes, Capital Trust Securities, lines of credit and other secured borrowings, interest payments and operating leases. See Note 25 to the Interim Consolidated Financial Statements for additional information regarding commitments and contingencies.

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

Derivatives. We record all derivative transactions at fair value on our Consolidated Balance Sheets. We currently use these derivatives principally to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 18 to our Interim Consolidated Financial Statements for additional information regarding derivatives.

Involvement with SPEs. We use SPEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans.

Our securitizations of mortgage loans were structured as sales. The SPEs to which we transferred the mortgage loans were qualifying special purpose entities (QSPEs) and, therefore, were not subject to consolidation through 2009. We have retained both subordinated and residual interests in these SPEs. Where we are the servicer of the securitized loans, we generally have the right to repurchase the mortgage loans from the SPE when the costs exceed the benefits of servicing the remaining loans. As disclosed in the Recent Accounting Developments below, ASC 860 amended the current accounting standards primarily to eliminate the concept of a QSPE. Effective January 1, 2010, ASC 810 required that we reevaluate these QSPEs as well as all other potentially significant interests in other unconsolidated entities to determine if we should include them in our consolidated financial statements. We have determined that these QSPEs are VIEs and that we are the primary beneficiary of four of these QSPEs and have included them in our consolidated financial statements effective January 1, 2010.

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

Liquidity Risk

We are exposed to liquidity risk primarily because of the cash required to support the Servicing business including the requirement to make advances pursuant to servicing contracts. In general, we finance our operations through operating cash flow, match funding agreements and secured borrowings. See the Liquidity Summary and Liquidity and Capital Resources sections for additional discussion of liquidity.

Interest Rate Risk

Interest rate risk is a function of (i) the timing and (ii) the dollar amount of assets and liabilities that re-price at each point in time. We are exposed to interest rate risk to the extent that our interest-bearing liabilities mature or re-price at different speeds, or different bases, than interest-earning assets.

If interest rates increase by 1% on our variable rate advance financing and interest earning cash and float balances, we estimate a net positive impact of approximately $355 resulting from an increase of $4,663 in annual interest income compared to an increase of $4,308 in annual interest expense. This outcome is due in large part to our hedging activities. See below and Note 18 to our Interim Consolidated Financial Statements for additional information regarding our use of derivatives.

At June 30, 2010, we had interest rate caps with a notional amount of $308,333 to hedge our exposure to rising interest rates on variable-rate match funded notes with a combined maximum borrowing capacity of $350,000. In addition, during the second quarter of 2010 we entered into interest rate swaps with a notional amount of $250,000 to hedge a portion of a $500,000 variable-rate advance funding facility of which we were borrowing $250,000 at June 30, 2010. Also during the second quarter of 2010, we entered into interest rate swaps with a notional amount of $637,201 to hedge the variable-rate debt anticipated to be used to fund advances that will be acquired as part of the HomEq Servicing acquisition.

June 30, 2010
Total borrowings outstanding (1)(2)	$1,027,479
Fixed rate borrowings	540,554
Variable rate borrowings	486,925
Float balances (held in custodial accounts, excluded from our Consolidated Balance Sheet)	322,985
Notional balance of interest rate caps	308,333
Notional balance of interest rate swaps (3)	887,201

(1)	Borrowing amounts are exclusive of any related discount.

(2)	Excluding Secured borrowings – owed to securitization investors of $67,199, the holders of which have no recourse against the assets of Ocwen.

(3)	Excluding an interest rate swap held by one of the securitization trusts that we began to include in our consolidated financials statements effective January 1, 2010.

Excluding Loans, net – restricted for securitization investors of $70,860, our Consolidated Balance Sheet at June 30, 2010 included interest-earning assets totaling $225,515 including $42,743 of interest-earning cash accounts, $78,073 of auction rate securities, $42,445 of debt service accounts, $30,696 of loans held for resale and $23,408 of interest-earning collateral accounts.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in Uruguay and India expose us to foreign currency exchange rate risk, but we do not consider this risk significant. During the second quarter of 2010, we entered into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee on recurring amounts payable to our subsidiary in India, OFSPL, for services rendered to U.S. affiliates. The notional balance of these contracts was $16,000 at June 30, 2010. We did not designate these contracts as hedges.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 25—Commitments and Contingencies to the Interim Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A.	RISK FACTORS

The following supplements the discussion of the principal risks and uncertainties that affect or could affect our business operations that was included under Item 1A on pages 11 through 18 of our Annual Report on Form 10-K for the year ended December 31, 2009 and should be read in conjunction with such disclosures.

Our business may be affected by the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law on July 21, 2010. Certain provisions of the Dodd-Frank Act may impact our business. For example, we may be required to clear and exchange trade some or all of the swap transactions that we enter into which could result in higher cost, less transaction flexibility and price disclosure. Because many provisions of the Dodd-Frank Act require rule making by governmental agencies to implement, we cannot predict the impact of the Dodd-Frank Act on Ocwen and its business.

ITEM 5.	OTHER INFORMATION

On July 29, 2010, Ocwen Financial Corporation (“Ocwen”) and certain subsidiaries of Ocwen entered into a senior secured term loan facility agreement (the “Credit Agreement”) with Barclays Bank PLC and the other lenders that are parties thereto, and Ocwen borrowed thereunder term loans in an aggregate principal amount equal to $350 million (the “Proceeds”). The Proceeds will be used (a) to fund a portion of the acquisition of the non-prime mortgage servicing business known as “HomEq Servicing” by Ocwen Loan Servicing, LLC (“OLS”) in accordance with the provisions of the Asset Purchase Agreement, dated May 28, 2010, among Barclays Bank PLC, Barclays Capital Real Estate Inc., OLS and Ocwen (the “HomEq Acquisition”), (b) to pay fees and expenses incurred in connection with the HomEq Acquisition and the transactions contemplated by the Credit Agreement and (c) for general corporate purposes of Ocwen and its subsidiaries.

Borrowings under the Credit Agreement will bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the greatest of (i) the prime rate of Barclays Bank PLC in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR), in each case plus the applicable margin of 6.00% and a floor of 3.00% or (b) 1-Month LIBOR, plus the applicable margin of 7.00% with a 1-Month LIBOR floor of 2.00%.

The Credit Agreement has been guaranteed by OLS and Real Estate Servicing Solutions Inc. The Credit Agreement is and will be guaranteed by each of Ocwen’s current and future domestic subsidiaries that is not a securitization entity and that represents (a) 5% or more of Ocwen’s consolidated adjusted EBITDA, (b) 5% or more of Ocwen’s consolidated total assets or (c) 5% or more of Ocwen’s consolidated total revenues. If at any time the subsidiaries (excluding foreign subsidiaries and securitization entities) that do not meet the thresholds set forth in the immediately preceding sentence comprise in the aggregate more than (i) 6% of Ocwen’s consolidated adjusted EBITDA, (ii) 6% of Ocwen’s consolidated total assets or (iii) 6% of Ocwen’s consolidated total revenues (excluding from each such calculation the contribution of securitization entities and foreign subsidiaries), then Ocwen is required to cause additional subsidiaries to provide guaranties under the Credit Agreement to the extent required such that the foregoing condition ceases to be true. The Credit Agreement is secured by a first priority security interest in substantially all of the tangible and intangible assets of Ocwen and the guarantors, as well as by a pledge of the equity of certain of the subsidiaries of Ocwen and each guarantor.

$150 million of the Proceeds has been deposited into escrow pending the closing of the HomEq Acquisition. If the closing of the HomEq Acquisition has not occurred by December 31, 2010, Ocwen is required to prepay the term loans under the Credit Agreement in an aggregate amount equal to $150 million and the escrowed funds will be applied to effect such prepayment. If the closing of the HomEq Acquisition occurs prior to December 31, 2010, then the escrowed funds may be used by Ocwen to pay the acquisition price in connection therewith, unless a payment default or bankruptcy default exists under the Credit Agreement.

Ocwen is required to prepay the principal amount of the term loans in consecutive quarterly installments of $8.75 million per quarter commencing September 30, 2010, with the balance of the term loans becoming due on July 29, 2015.

Ocwen is permitted to prepay the term loans at any time, without premium or penalty, other than LIBOR breakage costs; provided, that if all or any portion of the term loans are repaid prior to the one year anniversary of the closing of the Credit Agreement through voluntary or mandatory repayments from the incurrence of indebtedness having a lower effective yield than the term loans (whether by reason of the interest rate applicable to such indebtedness or by reason of the issuance of such indebtedness at a discount), Ocwen must pay a premium equal to 1.0% of the amount of term loans repaid.

Ocwen is required to make mandatory prepayments of the term loans in certain instances, including with the proceeds of certain material asset sales, insured casualties and condemnation events, in each case, subject to a 9-month reinvestment provision. Ocwen is also required to make mandatory prepayments of the term loans if there is positive consolidated excess cash flow (as defined in the Credit Agreement) for any fiscal year (commencing with the fiscal fear ending December 31, 2011), in an amount equal to (a) 50% of such consolidated excess cash flow minus (b) voluntary repayments of the loans during such fiscal year; provided, that if, as of the last day of the most recently ended fiscal year, the corporate leverage ratio (as defined in the Credit Agreement) is 1.25 to 1.00 or less, Ocwen shall only be required to make the prepayments and/or reductions otherwise required under the Credit Agreement in an amount equal to (i) 25% of such consolidated excess cash flow minus (ii) voluntary repayments of the loans during such fiscal year.

Under specified terms and conditions, the amount available under the Credit Agreement may be increased by up to $300 million of incremental term loan facilities so long as, after giving effect to the incremental facilities, Ocwen is in pro forma compliance with each of the financial covenants under the Credit Agreement as of the last day of the most recently ended fiscal quarter after giving effect to such incremental facilities; provided, that the loan-to-value ratio (as defined in the Credit Agreement) shall not exceed a percentage equal to 0.9 times the percentage that was otherwise required.

The Credit Agreement contains provisions that limit Ocwen’s ability to incur debt, make investments, sell assets, create liens, engage in transactions with affiliates, engage in mergers and acquisitions, pay dividends and other restricted payments, grant negative pledges, engage in sale-leaseback transactions and change its business activities.

The Credit Agreement requires Ocwen to comply with certain financial covenants, including an interest coverage ratio, a corporate leverage ratio, a ratio of consolidated total debt to consolidated tangible net worth and a loan-to-value ratio.

In addition, the Credit Agreement contains events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, default under the Guaranty, dated June 28, 2005, from Ocwen in favor of the Office of Thrift Supervision and the other guaranteed parties named therein, bankruptcy or insolvency proceedings, material unsatisfied judgments, certain ERISA events, change of control, cross-default to other debt and credit agreements and the occurrence of an early amortization event under the indenture to be executed in connection with the securitization of certain of the servicer advances acquired in connection with the HomEq Acquisition. The remedies for events of default contained in the Credit Agreement are customary for this type of loan facility.

Ocwen paid to each lender a closing fee as compensation for the funding of such lender’s term loan. In addition, Ocwen will pay administrative fees to the administrative agent, collateral agent, syndication agent, arranger and joint bookrunner.

ITEM 6. EXHIBITS

(3)	Exhibits.
	2.1	Separation Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Portfolio Solutions S.A. (1)
	2.2	Asset Purchase Agreement dated as of May 28, 2010, among Barclays Bank PLC, Barclays Capital Real Estate, Inc., Ocwen Loan Servicing, LLC and Ocwen Financial Corporation (2)
	3.1	Amended and Restated Articles of Incorporation (3)
	3.2	Amended and Restated Bylaws (4)
	4.0	Form of Certificate of Common Stock (3)
	4.1	Certificate of Trust of Ocwen Capital Trust I (5)
	4.2	Amended and Restated Declaration of Trust of Ocwen Capital Trust I (5)
	4.3	Form of Capital Security of Ocwen Capital Trust I (included in Exhibit 4.4) (5)
	4.4	Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (5)
	4.5	Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (included in Exhibit 4.6) (5)
	4.6	Form of Guarantee of OCN relating to the Capital Securities of Ocwen Capital Trust I (5)
	4.7	Indenture dated as of July 28, 2004, between OCN and the Bank of New York Trust Company, N.A., as trustee (6)
	10.1	Tax Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
	10.2	Transition Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
	10.3	Employee Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
	10.4	Technology Products Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
	10.5	Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
	10.6	Data Center and Disaster Recovery Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
	10.7	Intellectual Property Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.8
Senior Secured Term Loan Facility Agreement, dated as of July 29, 2010, by and among Ocwen Financial Corporation, certain subsidiaries of Ocwen Financial Corporation, the lenders that are parties to the agreement from time to time and Barclays Bank PLC (filed herewith)

10.9
Pledge and Security Agreement, dated as of July 29, 2010, by and between Ocwen Financial Corporation, Ocwen Loan Servicing, LLC and each of the other subsidiaries of Ocwen Financial Corporation that is a party to the agreement from time to time and Barclays Bank PLC (filed herewith)

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the Commission on August 12, 2009.
(2)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the Commission on June 2, 2010.
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

OCWEN FINANCIAL CORPORATION

Date: August 4, 2010	By:	/s/ David J. Gunter
David J. Gunter,
Executive Vice President, Chief Financial Officer and
Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)