Form 10-Q
period 2010-09-30
OCWEN FINANCIAL CORP
filed 2010-11-04
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
Yes ☐    No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of October 31, 2010: 100,496,378 shares.

OCWEN FINANCIAL CORPORATION

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to the following:

•	assumptions related to the sources of liquidity, our ability to fund advances and the adequacy of financial resources;

•	estimates regarding prepayment speeds, float balances, delinquency rates, advances and other servicing portfolio characteristics;

•	assumptions about our ability to grow our business;

•	our plans to continue to sell our non-core assets;

•	our ability to reduce our cost structure;

•	our continued ability to successfully and timely modify delinquent loans, foreclose on delinquent loans and sell foreclosed properties;

•	estimates regarding our reserves, valuations and anticipated realization on assets; and

•	expectations as to the effect of resolution of pending legal proceedings on our financial condition.

Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” below and the following:

•	availability of adequate and timely sources of liquidity;

•	delinquencies, advances and availability of servicing;

•	general economic and market conditions;

•	uncertainty related to the actions of loan owners, including mortgage-backed securities investors, regarding loan putbacks and other servicing practices;

•	uncertainty related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs or delays in the future or claims pertaining to past practices;

•	uncertainty related to government programs, regulations and policies; and

•	uncertainty related to dispute resolution and litigation.

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

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30, 2010	December 31, 2009
Assets
Cash	$163,911	$90,919
Restricted cash – for securitization investors	942	—
Trading securities, at fair value:
Auction rate	74,712	247,464
Subordinates and residuals	—	3,692
Loans held for resale, at lower of cost or fair value	29,352	33,197
Advances	218,936	145,914
Match funded advances	2,126,991	822,615
Loans, net – restricted for securitization investors	69,736	—
Mortgage servicing rights	203,930	117,802
Receivables, net	42,747	67,095
Deferred tax assets, net	133,782	132,683
Goodwill	19,457	—
Premises and equipment, net	11,893	3,325
Investments in unconsolidated entities	12,284	15,008
Other assets	147,101	89,636
Total assets	$3,255,774	$1,769,350

Liabilities and Equity Liabilities
Match funded liabilities	$1,606,346	$465,691
Secured borrowings – owed to securitization investors	64,564	—
Lines of credit and other secured borrowings	444,499	55,810
Investment line	—	156,968
Servicer liabilities	2,368	38,672
Debt securities	82,554	95,564
Other liabilities	166,751	90,782
Total liabilities	2,367,082	903,487

Commitments and Contingencies (Note 25)

Equity
Ocwen Financial Corporation stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 100,476,378 and 99,956,833 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,005	1,000
Additional paid-in capital	465,005	459,542
Retained earnings	435,535	405,198
Accumulated other comprehensive loss, net of income taxes	(13,104)	(129)
Total Ocwen Financial Corporation stockholders’ equity	888,441	865,611
Non-controlling interest in subsidiaries	251	252
Total equity	888,692	865,863
Total liabilities and equity	$3,255,774	$1,769,350

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

For the periods ended September 30,	Three months		Nine months
	2010	2009	2010	2009
Revenue
Servicing and subservicing fees	$86,424	$57,534	$218,840	$201,832
Process management fees	7,911	24,594	24,132	98,372
Other revenues	1,234	2,083	4,136	7,776
Total revenue	95,569	84,211	247,108	307,980

Operating expenses
Compensation and benefits	43,886	18,959	69,752	74,758
Amortization of mortgage servicing rights	7,874	7,159	22,103	25,743
Servicing and origination	1,707	7,804	4,756	36,277
Technology and communications	6,727	5,065	18,582	14,354
Professional services	25,132	6,378	37,521	21,772
Occupancy and equipment	5,201	4,192	13,517	15,056
Other operating expenses	2,847	4,675	6,978	11,188
Total operating expenses	93,374	54,232	173,209	199,148

Income from operations	2,195	29,979	73,899	108,832

Other income (expense)
Interest income	2,962	1,992	8,507	6,411
Interest expense	(24,187)	(16,145)	(50,017)	(50,108)
Gain (loss) on trading securities	(3,013)	8,291	(3,958)	13,346
Loss on loans held for resale, net	(539)	(1,242)	(2,626)	(8,783)
Equity in earnings (losses) of unconsolidated entities	266	(1,059)	1,344	(1,608)
Other, net	1,604	1,642	(3,154)	4,977
Other expense, net	(22,907)	(6,521)	(49,904)	(35,765)

Income (loss) from continuing operations before taxes	(20,712)	23,458	23,995	73,067
Income tax expense (benefit)	(7,487)	65,294	310	82,803
Income (loss) from continuing operations	(13,225)	(41,836)	23,685	(9,736)
Income (loss) from discontinued operations, net of taxes	4,383	(231)	4,383	633
Net income (loss)	(8,842)	(42,067)	28,068	(9,103)
Net loss (income) attributable to non-controlling interest in subsidiaries	7	36	(5)	11
Net income (loss) attributable to Ocwen Financial Corporation (OCN)	$(8,835)	$(42,031)	$28,063	$(9,092)

Basic earnings per share
Income (loss) from continuing operations attributable to OCN	$(0.13)	$(0.51)	$0.24	$(0.14)
Income (loss) from discontinued operations attributable to OCN	0.04	—	0.04	0.01
Net income (loss) attributable to OCN	$(0.09)	$(0.51)	$0.28	$(0.13)

Diluted earnings per share
Income (loss) from continuing operations attributable to OCN	$(0.13)	$(0.51)	$0.23	$(0.14)
Income from discontinued operations attributable to OCN	0.04	—	0.04	0.01
Net income (loss) attributable to OCN	$(0.09)	$(0.51)	$0.27	$(0.13)

Weighted average common shares outstanding
Basic	100,329,915	82,614,456	100,159,547	70,966,393
Diluted	100,329,915	82,614,456	107,379,725	70,966,393

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

For the periods ended September 30,	Three months		Nine months
	2010	2009	2010	2009

Net income (loss)	$(8,842)	$(42,067)	$28,068	$(9,103)

Other comprehensive income (loss), net of income taxes:

Unrealized foreign currency translation income (loss ) arising during the period (1)	54	(80)	(31)	(307)

Change in deferred loss on cash flow hedges arising during the period (2)	(5,835)	—	(13,239)	—
Reclassification adjustment for losses on cash flow hedges included in net income (3)	268	—	289	—
Net change in deferred loss on cash flow hedges	(5,567)	—	(12,950)	—

	(5,513)	(80)	(12,981)	(307)

Comprehensive income (loss)	(14,355)	(42,147)	15,087	(9,410)

Comprehensive (income) loss attributable to non-controlling interests	(11)	47	1	144

Comprehensive income (loss) attributable to OCN	$(14,366)	$(42,100)	$15,088	$(9,266)

(1)
Net of income tax benefit (expense) of $(8) and $47 for the three months ended September 30, 2010 and 2009, respectively, and $27 and $180 for the nine months ended September 30, 2010 and 2009, respectively.

(2)	Net of tax benefit of $3,428 and $7,775, respectively for the three and nine months ended September 30, 2010.

(3)	Net of tax expense of $158 and $169, respectively for the three and nine months ended September 30, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except share data)

	OCN Shareholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Loss,	Non-controlling Interest in
	Shares	Amount	Capital	Earnings	Net of Taxes	Subsidiaries	Total

Balance at December 31, 2009	99,956,833	$1,000	$459,542	$405,198	$(129)	$252	$865,863
Adoption of ASC 810 (FASB Statement No. 167), net of tax	—	—	—	2,274	—	—	2,274
Net income	—	—	—	28,063	—	5	28,068
Exercise of common stock options	502,026	5	2,495	—	—	—	2,500
Issuance of common stock awards to employees	9,865	—	—	—	—	—	—
Equity-based compensation	7,654	—	2,968	—	—	—	2,968
Other comprehensive loss, net of income taxes	—	—	—	—	(12,975)	(6)	(12,981)
Balance at September 30, 2010	100,476,378	$1,005	$465,005	$435,535	$(13,104)	$251	$888,692

Balance at December 31, 2008	62,716,530	$627	$201,831	$404,901	$1,876	$406	$609,641
Net loss	—	—	—	(9,092)	—	(11)	(9,103)
Net assets distributed in connection with the spin-off of Altisource Portfolio Solutions S.A. (formerly Ocwen Solutions)	—	—	(71,448)	—	—	—	(71,448)
Issuance of common stock	37,671,500	377	334,790	—	—	—	335,167
Repurchase of common stock	(1,000,000)	(10)	(10,990)	—	—	—	(11,000)
Exercise of common stock options	405,013	4	2,964	—	—	—	2,968
Issuance of common stock awards to employees	29,907	—	(138)	—	—	—	(138)
Equity-based compensation	12,147	—	1,817	—	—	—	1,817
Repurchase of 3.25% Convertible Notes	—	—	(4)	—	—	—	(4)
Other comprehensive loss, net of income taxes	—	—	—	—	(307)	(133)	(440)
Balance at September 30, 2009	99,835,097	$998	$458,822	$395,809	$1,569	$262	$857,460

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$28,068	$(9,103)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage servicing rights	22,103	25,743
Premium amortization and discount accretion	—	1,735
Depreciation and other amortization	4,824	7,935
Write-off of investment in commercial real estate partnership	3,000	—
Reversal of valuation allowance on mortgage servicing assets	(185)	(374)
Reversal of valuation allowance on discontinued operations	—	(1,227)
Loss (gain) on trading securities	3,958	(13,346)
Loss on loans held for resale, net	2,626	8,783
Equity in (earnings) losses of unconsolidated entities	(1,344)	1,608
Decrease (increase) in deferred tax assets	(421)	44,325
Net cash provided by trading activities	168,853	2,500
Net cash provided by loans held for resale activities	1,163	3,605
Changes in assets and liabilities:
Decrease in advances and match funded advances	204,343	187,669
Decrease (increase) in receivables and other assets, net	(19,885)	27,222
Decrease in servicer liabilities	(36,304)	(76,294)
Increase in other liabilities	44,912	21,102
Other, net	8,871	(2,354)
Net cash provided by operating activities	434,582	229,529

Cash flows from investing activities
Purchase of mortgage servicing rights	(23,425)	(10,241)
Acquisition of advances and other assets in connection with the purchase of mortgage servicing rights	(528,882)	—
Distributions of capital from unconsolidated entities	3,542	4,496
Cash paid to acquire HomEq Servicing (a business within Barclays Bank PLC)	(1,167,122)	—
Additions to premises and equipment	(3,261)	(3,429)
Proceeds from sales of real estate	3,001	1,689
Increase in restricted cash – for securitization investors	813	—
Principal payments received on loans – restricted for securitization investors	3,558	—
Other	—	334
Net cash used by investing activities	(1,711,776)	(7,151)

Cash flows from financing activities
Distribution of cash in connection with the Spin-off of Altisource Portfolio Solutions	—	(20,028)
Proceeds from (repayment of) match funded liabilities	1,140,655	(427,328)
Repayment of secured borrowings – owed to securitization investors	(7,487)	—
Proceeds from lines of credit and other secured borrowings	448,316	102,106
Repayment of lines of credit and other secured borrowings	(63,018)	(151,976)
Repayment of investment line	(156,968)	(33,551)
Repurchase of debt securities	(11,659)	(24,612)
Repurchase of common stock	—	(11,000)
Issuance of common stock	—	335,167
Exercise of common stock options	2,381	2,587
Other	(2,034)	1,086
Net cash provided (used) by financing activities	1,350,186	(227,549)

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
 (Dollars in thousands)

	For the nine months ended September 30,
	2010	2009
Net increase (decrease) in cash	72,992	(5,171)
Cash at beginning of period	90,919	201,025
Cash at end of period	$163,911	$195,854

Supplemental disclosure of non-cash investing and financing activities:
Net assets distributed in connection with the spin-off of Altisource Portfolio Solutions S.A. (formerly Ocwen Solutions), excluding cash	—	$51,420

Supplemental business acquisition information
Fair value of assets acquired
Advances	$(1,062,873)	$—
Mortgage servicing rights	(84,683)	—
Premises and equipment	(8,008)	—
Goodwill	(19,457)	—
Receivables	(1,423)	—
	(1,176,444)	—
Fair value of liabilities assumed
Other liabilities	9,322	—
Cash paid	(1,167,122)	—
Less cash acquired	—	—
Net cash paid	$(1,167,122)	$—

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

At September 30, 2010, Ocwen owned all of the outstanding stock of its primary subsidiaries: OLS; Ocwen Financial Solutions, Private Limited (OFSPL); and Investors Mortgage Insurance Holding Company. OCN also holds a 25% interest in Ocwen Structured Investments, LLC (OSI) and an approximate 25% interest in Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO). While OCN continues to own 70% of Global Servicing Solutions, LLC (GSS) with the remaining 30% interest held by ML IBK Positions, Inc., GSS had no material operations during the first nine months of 2010 and 2009 and no material assets as of September 30, 2010. Ocwen holds a 45% interest in BMS Holdings, Inc. (BMS Holdings) which had as its principal asset the equity ownership of Bankruptcy Management Solutions, Inc. (BMS). Effective October 1, 2010, BMS Holdings no longer owns any interest in BMS (See Note 26).

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

On September 1, 2010, Ocwen, through OLS, completed its acquisition (the “HomEq Acquisition”) of the U.S. non-prime mortgage servicing business known as “HomEq Servicing” including, but not limited to, the mortgage servicing rights and associated servicer advances of the business as well as the servicing platforms based in Sacramento, California and Raleigh, North Carolina. See Note 3 for additional information regarding the HomEq Acquisition.

Basis of Presentation

Certain amounts included in our 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation, including retrospective application of new accounting pronouncements adopted January 1, 2010. See Note 2 for information regarding our adoption of recent accounting pronouncements.

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2010. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly significant in the near or medium term relate to our determination of the valuation of securities, loans held for resale, mortgage servicing rights (MSRs), deferred tax assets and goodwill and other components of the HomEq purchase price allocation.

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

Upon adoption of ASU 2009-17 (ASC 810, Consolidation) on January 1, 2010 we began consolidating the four trusts and recorded a $75,506 increase in total assets, a $73,232 increase in liabilities and a $2,274 increase in the opening balance of retained earnings. Included in these amounts were the following transition adjustments:

•	Consolidation of $1,755 of cash held by the trusts (Restricted cash – for securitization investors);

•	Consolidation of loans held by the trust with an unpaid principal balance (UPB) of $77,939 (Loans, net – restricted for securitization investors), including $14,780 of non-performing collateral;

•	Recording of an allowance for loan losses of $4,461, not previously required, for the newly consolidated loans;

•	Consolidation of $2,346 of real estate owned from the trusts (included in Other assets);

•	Consolidation of $72,918 of certificates issued by the trusts (Secured borrowings – owed to securitization investors);

•	Elimination of our $3,634 investment in trading securities that were issued by the newly consolidated trusts against $867 of the face amount of the related certificates and retained earnings;

•	Recording of net deferred tax assets of $1,561, principally related to establishing an allowance for loan losses for the newly consolidated loans; and

•	Recording of $1,181 of other liabilities representing accrued interest payable and the fair value of interest rate swap instruments entered into by one of the consolidated trusts.

The consolidation of the four trusts on January 1, 2010 did not affect Cash and, therefore, the transition adjustments are not reported in the Consolidated Statement of Cash Flows.

Our Consolidated Statement of Operations for the three and nine months ended September 30, 2009 and our Consolidated Balance Sheet at December 31, 2009 have not been retroactively adjusted to reflect the effect of our adoption of ASU 2009-16 and ASU 2009-17. Therefore, current period results and balances will not be comparable to prior period amounts particularly with regard to the following:

•	Trading securities (Subordinates and residuals)

•	Loans, net – restricted for securitization investors

•	Deferred tax assets, net

•	Secured borrowings – owed to securitization investors

•	Interest income

•	Interest expense

•	Gain (loss) on trading securities

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

The following table presents a summary of the involvement of Ocwen with seven unconsolidated securitization trusts and summary financial information for the trusts. Although we are the servicer for these trusts, the residual interests that we hold in these entities have little to no value. As a result, we are exposed to no loss from these holdings. Further, since our valuation of the residual interest is based on anticipated cash flows, we are unlikely to receive any future benefits from our residual interests in these trusts.

For the periods ended September 30,	Three months		Nine months
	2010	2009	2010	2009
Total cash received on beneficial interests held	$—	$1	$—	$63
Total servicing and subservicing fee revenues	947	899	2,820	3,102

	As of
	September 30, 2010	December 31, 2009
Total servicing advances	$17,110	$19,027
Total beneficial interests held at fair value (1)	—	58
Total mortgage servicing rights at amortized cost	1,395	1,659

(1)	Includes investments in subordinate and residual securities that we retained in connection with the loan securitization transactions completed in prior years.

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

Match Funded Advances on Loans Serviced for Others. Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. These SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of five advance facility agreements. These transfers do not qualify for sales accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred advances on our Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. Collections on the advances pledged to the SPEs are used to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations under the securitization documents of one of the entities, Ocwen Servicer Advance Funding (Wachovia), LLC (OSAFW). The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period on May 5, 2011. As of September 30, 2010, OSAFW had $258,386 of notes outstanding.

The following table summarizes the assets and liabilities of the SPEs formed in connection with our match funded advance facilities, at the dates indicated:

	September 30, 2010	December 31, 2009
Match funded advances	$2,126,991	$822,615
Other assets	82,211	19,343
Total assets	$2,209,202	$841,958

Match funded liabilities	$1,606,346	$465,691
Due to affiliates (1)	106,727	136,860
Other liabilities	3,172	1,350
Total liabilities	$1,716,245	$603,901

(1)	Amounts are payable to Ocwen and its consolidated affiliates and eliminated in consolidation.

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

ASU No. 2010-06 (ASC 820, Fair Value Measurements and Disclosures). ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. These new disclosure requirements became effective for our financial statements for the period ended June 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which will become effective for fiscal years beginning after December 15, 2010. See Note 4 for our fair value disclosures related to financial instruments.

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

NOTE 3	ACQUISITION

On September 1, 2010, Ocwen completed the HomEq Acquisition. The sellers were Barclays Bank PLC, a corporation organized under the laws of England and Wales (Barclays), and Barclays Capital Real Estate Inc., a corporation organized under the laws of the State of Delaware (BCRE). The HomeEq Acquisition was completed in accordance with the provisions of the Asset Purchase Agreement dated May 28, 2010 among Barclays, BCRE, OLS and Ocwen. This transaction did not result in the transfer of ownership of any legal entities.

Ocwen acquired HomEq Servicing in order to grow its Servicing segment. With the close of the HomEq Acquisition, Ocwen boarded 134,000 residential mortgage loans with an aggregate unpaid principal balance of $22,400,000 onto its servicing platform.

OLS paid an initial aggregate purchase price of $1,196,747 in cash upon completion of the HomEq Acquisition. Of this amount, $852,617 was funded by notes issued by a new $1,011,000 structured servicing advance financing facility, $150,000 was paid from funds held in escrow in accordance with the terms of the new $350,000 senior secured term loan facility and $194,130 consisted of cash and funds borrowed pursuant to the senior secured term loan facility. See Note 12 and 14 for additional details regarding the terms of the notes supporting these facilities. The initial purchase price was reduced by $29,625 pursuant to an initial true-up of advances as reflected in the table below and is subject to further true-up under adjustment mechanisms and repurchase rights in limited circumstances.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary estimate of the fair values of assets acquired and liabilities assumed as part of the HomEq Acquisition:

Mortgage servicing rights	$84,683
Advances	1,062,873
Receivables	1,423
Premises and equipment, net	8,008
Checks held for escheat (1)	(4,616)
Accrued bonus (1)	(3,042)
Servicing liabilities (1)	(700)
Other liabilities (1)	(964)
Total identifiable net assets	1,147,665
Goodwill	19,457
Total consideration	$1,167,122

(1)	Amounts are included in Other liabilities on our Consolidated Balance Sheet.

Consistent with our fair value policy for mortgage servicing rights disclosed in Note 4, we estimated the fair value of the mortgage servicing rights by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The valuation of premises and equipment was based on the in-use valuation premise, where the highest and best use of the assets would provide maximum value to market participants principally through its use with other assets as a group. This valuation presumes the continued operation of the HomEq platform as installed or otherwise configured for use. Advances are non-interest bearing receivables that are expected to have a short average collections period and were, therefore, valued at their face amount, consistent with Ocwen’s fair value policy for servicing advances. Other assets and liabilities that are expected to have a short life that were valued at the face value of the specific assets and liabilities purchased, including checks held for escheat, accrued bonuses and other liabilities. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business. The goodwill portion of the purchase price allocation shown in the table above pertains to the Servicing segment and is subject to adjustment as the fair value of certain other components of the purchase price are adjusted. All components of the purchase price allocation are considered preliminary. We anticipate finalizing the purchase price allocations by December 31, 2010. Potential changes in advances, premises and equipment and goodwill could be significant. If certain premises and equipment acquired from HomEq are not used in the future, they may be written down to the estimated liquidation value. Ocwen is considering subleasing office space acquired as part of the HomEq Acquisition. Further changes to the opening balance of advances will result in a cash exchange between Ocwen and Barclays and, as such, should not result in any change to goodwill.

The acquisition of HomEq is treated as an asset acquisition for U.S. tax purposes. We expect the opening tax basis for the acquired assets and liabilities to be the fair value, which is shown in the table above. We expect the mortgage servicing rights and goodwill to be treated as intangible assets acquired in connection with the purchase of a trade or business and as such, amortized over 15 years for tax purposes.

The asset purchase agreement provides for a 90-day true-up process for Advances and Mortgage servicing rights under limited circumstances. Payment for advances in the amount of $3,500 was held back in an escrow account under a four-year agreement during which Ocwen can seek reimbursement for existing and future uncollectible advances on certain pooling and servicing agreements under limited circumstances. Notwithstanding this holdback amount, the agreement provides for the reimbursement of uncollectible advances under all pooling and servicing agreements under limited circumstances.

Additionally, the agreement provides that any severance paid by Ocwen to HomEq employees accepting employment with Ocwen in accordance with the Barclays severance plan with payments in excess of $20,440 being reimbursed by Barclays, and conversely, that Ocwen shall pay Barclays the difference if severance paid is less than $20,440. Severance payments for all HomEq Servicing employees who entered an employment agreement with Ocwen were recorded in the third quarter as steps were taken that obligated Ocwen to pay severance for all such employees. Severance expense of $20,889 is included in Compensation and benefits in our Consolidated Statements of Operations. The projected excess of $449 is included in Receivables in our Consolidated Balance Sheet and is considered part of the HomEq Acquisition purchase price.

In connection with the establishment of the match funded advance facility Ocwen paid Barclays a $10,110 securitization fee and funded a reserve in the initial amount of $14,342 held by the facility Indenture Trustee for the benefit of the note holders. The securitization fee along with and certain other professional fees paid in connection with the establishment of the facility will be amortized over the expected three-year life of the notes.

Ocwen has agreed to assist Barclays in defending against certain litigation regarding the HomEq Servicing business that Ocwen did not assume under the terms of the Asset Purchase Agreement. Ocwen has no material financial obligation for litigation related to the operations of HomEq prior to the closing.

Actual and Pro forma impact of the HomEq Acquisition

The following table presents the revenue and earnings of HomEq Servicing that is included in our Consolidated Statement of Operations from the acquisition date of September 1, 2010 through September 30, 2010:

Revenues	$10,402
Net loss (1)	$(20,443)

(1)
Net loss includes one-time transaction related expenses of $33,684, including severance and other compensation of $30,345 related to HomEq employees who accepted employment with Ocwen and $2,323 of fees for professional services related to the acquisition. Income taxes were computed using a statutory rate of 37% for federal and state income taxes.

The following table presents supplemental pro forma information as if the HomEq Acquisition had occurred on January 1, 2010 for the three and nine months ended September 30, 2010. The comparative 2009 columns were prepared as if the HomEq Acquisition had occurred on January 1, 2009 for the three and nine months ended September 30, 2009. As a result, the nine month periods for both years include acquisition related charges, including severance paid to HomEq employees and fees for professional services related to the acquisition. The pro forma consolidated results are not indicative of what Ocwen’s consolidated net earnings would have been had Ocwen completed the HomEq Acquisition on January 1, 2010 or 2009 because of differences in servicing practices and cost structure between Ocwen and HomEq. In addition, the pro forma consolidated results do not purport to project the future results of Ocwen combined nor do they reflect the expected realization of any cost savings associated with the HomEq Acquisition.

Periods ended September 30, 2010	Three months		Nine months
	2010	2009	2010	2009
Revenues	$125,324	$141,558	$366,893	$489,430
Net income (loss)	$5,781	$(39,633)	$17,730	$(15,783)

Through September 30, 2010, we have incurred approximately $3,744 of fees for professional services related to the HomEq Acquisition which are included in Operating expenses.

NOTE 4	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and the estimated fair values of our financial instruments are as follows at the dates indicated:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Trading securities:
Auction rate	$74,712	$74,712	$247,464	$247,464
Subordinates and residuals	—	—	3,692	3,692
Loans held for resale	29,352	29,352	33,197	33,197
Loans, net – restricted for securitization investors	69,736	66,926	—	—
Advances	2,345,927	2,345,927	968,529	968,529
Receivables, net	42,747	42,747	67,095	67,095
Financial liabilities:
Match funded liabilities	$1,606,346	$1,611,397	$465,691	$463,716
Lines of credit and other secured borrowings	444,499	452,550	55,810	56,220
Secured borrowings – owed to securitization investors	64,564	63,963	—	—
Investment line	—	—	156,968	156,968
Servicer liabilities	2,368	2,368	38,672	38,672
Debt securities	82,554	76,334	95,564	84,551
Derivative financial instruments, net	$(21,419)	$(21,419)	$781	$781

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

The following table sets forth assets and liabilities measured at fair value categorized by input level within the fair value hierarchy:

	Carrying value	Level 1	Level 2	Level 3
At September 30, 2010:
Measured at fair value on a recurring basis:
Trading securities (1):
Auction rate	$74,712	$—	$—	$74,712
Subordinates and residuals (2)	—	—	—	—
Derivative financial instruments, net (3)	(21,419)	—	—	(21,419)
Measured at fair value on a non-recurring basis:
Loans held for resale (4)	29,352	—	—	29,352
Mortgage servicing rights (5)	523	—	—	523

At December 31, 2009:
Measured at fair value on a recurring basis:
Trading securities (1):
Auction rate	$247,464	$—	$—	$247,464
Subordinates and residuals (2)	3,692	—	—	3,692
Derivative financial instruments, net (3)	781	—	—	781
Measured at fair value on a non-recurring basis:
Loans held for resale (4)	33,197	—	—	33,197
Mortgage servicing rights (5)	613	—	—	613

(1)	Because our internal valuation model requires significant use of unobservable inputs, these securities are classified within Level 3 of the fair value hierarchy.

(2)
Effective January 1, 2010, we eliminated our investment in trading securities that were issued by newly consolidated securitization trusts as more fully described in Note 1—Securitizations of Residential Mortgage Loans.

(3)
The fair values of derivative financial instruments as of January 1, 2010 were adjusted to include $(826) related to an interest rate swap that is held by one of the newly consolidated securitization trusts. Derivative financial instruments consist of: interest rate caps that we use to protect against our exposure to rising interest rates on two of our match funded variable funding notes; interest rate swaps to protect against our exposure to rising interest rates on a third match funded facility and a match funded facility entered into in connection with the HomEq Acquisition; the interest rate swap that is held by one of the newly consolidated loan securitization trusts; and foreign exchange forward contracts to protect against changes in the value of the Indian Rupee. See Note 18 for additional information on our derivative financial instruments.

(4)
Loans held for resale are measured at fair value on a non-recurring basis. At September 30, 2010 and December 31, 2009, the carrying value of loans held for resale is net of a valuation allowance of $12,551 and $15,963, respectively. Current market illiquidity has reduced the availability of observable pricing data. Consequently, we classify loans within Level 3 of the fair value hierarchy.

(5)
The carrying value of MSRs at September 30, 2010 and December 31, 2009 is net of a valuation allowance for impairment of $2,769 and $2,954, respectively. The carrying value of the impaired stratum, net of the valuation allowance, was $523 and $613 at September 30, 2010 and December 31, 2009, respectively. The estimated fair value exceeded amortized cost for all other strata. See Note 9 for additional information on MSRs.

The following table sets forth a reconciliation of the changes in fair value of our Level 3 assets that we measure at fair value on a recurring basis:

	Fair value at beginning of period	Purchases, collections and settlements, net (1)	Total realized and unrealized gains and (losses) (2)(3)	Transfers in and/or out of Level 3	Fair value at September 30

Three months ended September 30, 2010:
Trading securities:
Auction rate	$78,073	$(400)	$(2,961)	$—	$74,712
Subordinates and residuals	52	—	(52)	—	—

Derivative financial instruments	(12,278)	58	(9,199)	—	(21,419)

Three months ended September 30, 2009:
Trading securities:
Auction rate	$243,285	$(500)	$7,314	$—	$250,099
Subordinates and residuals	3,440	—	977	—	4,417

Derivative financial instruments	957	—	(74)	—	883

Nine months ended September 30, 2010:
Trading securities:
Auction rate	$247,464	$(168,853)	$(3,899)	$—	$74,712
Subordinates and residuals	59	—	(59)		—

Derivative financial instruments	(45)	134	(21,508)	—	(21,419)

Nine months ended September 30, 2009:
Trading securities:
Auction rate	$239,301	$(2,500)	$13,298	$—	$250,099
Subordinates and residuals	4,369	—	48	—	4,417

Derivative financial instruments	193	—	690	—	883

(1)	Purchases, collections and settlements, net, related to trading securities exclude interest received.

(2)
Total gains and (losses) on auction rate securities for the third quarter include unrealized gains (losses) of $(2,976) and $7,314 on auction rate securities still held at September 30, 2010 and 2009, respectively. For the year to date periods, unrealized gains (losses) on auction rate securities still held at September 30, 2010 and 2009 were $(2,417) and $13,298, respectively. The total gains and (losses) attributable to subordinates and residuals and derivative financial instruments were comprised principally of unrealized gains (losses) on assets held at September 30, 2010 and 2009.

(3)
Total gains (losses) on derivatives for the three and nine months ended September 30, 2010 include unrealized losses of $8,824 and $20,556, respectively, reported in changes in Other comprehensive loss. All other unrealized gains (losses) on derivatives for the 2010 and 2009 periods are reported in Other, net. The total gains and (losses) attributable to derivative financial instruments were comprised principally of unrealized gains (losses) on assets still held at September 30, 2010 and 2009.

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

The discounted cash flow analysis included the following range of assumptions at September 30, 2010:

• Expected term	12 - 48 months
• Discount to face value upon liquidation	0.00% - 4.00%
• Illiquidity premium	0.27% - 0.96%
• Discount rate	1.06% - 2.51%

The expected term was based upon our best estimate of market participants’ expectations of future successful auctions. The discount rate and illiquidity premium are consistent with prevailing rates for similar securities. The discount to face value upon liquidation is based on observed tender offers for similar securities. Other significant assumptions that we considered in our analysis included the credit risk profiles of the issuers, the impact on the issuers of the increased debt service costs associated with the payment of penalty interest rates and the collateralization of the securitization trusts. We do not assume defaults in our valuation due to the high credit quality of both the securities we hold and the underlying collateral.

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

Loans Held for Resale

Loans held for resale are reported at the lower of cost or fair value. We account for the excess of cost over fair value as a valuation allowance with changes in the valuation allowance included in Gain (loss) on loans held for resale, net, in the period in which the change occurs. All loans held for resale were measured at fair value because the cost of $41,903 exceeded the estimated fair value of $29,352 at September 30, 2010.

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

The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, prepayment penalties, float earnings and other ancillary revenues. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. We derive prepayment speeds and delinquency assumptions from historical experience adjusted for prevailing market conditions. We develop the discount rate internally, and we consider external market-based assumptions in determining the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing. The more significant assumptions used in the September 30, 2010 valuation include prepayment speeds ranging from 14.25% to 18.09% (depending on loan type) and delinquency rates ranging from 14.4% to 33.2% (depending on loan type). Other assumptions include an interest rate of 1-month LIBOR plus 4% for computing the cost of financing advances, an interest rate of 1-month LIBOR for computing float earnings and a discount rate of 20%.

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

NOTE 5	TRADING SECURITIES

Trading securities consisted of the following at the dates indicated:

	September 30, 2010	December 31, 2009

Auction rate (Corporate Items and Other)	$74,712	$247,464

Subordinates and residuals:
Loans and Residuals (1)	$—	$3,634
Corporate Items and Other	—	58
	$—	$3,692

Gain (loss) on trading securities for the periods ended September 30, was comprised of the following:

	Three months		Nine months
	2010	2009	2010	2009
Unrealized gains (losses):
Auction rate securities	$(2,976)	$7,314	$(2,007)	$13,298
Subordinates and residuals (1)	(52)	977	(59)	48
	$(3,028)	$8,291	$(2,066)	$13,346
Realized gains (losses) – Auction rate securities	15	—	(1,892)	—
	$(3,013)	$8,291	$(3,958)	$13,346

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

Under the terms of the liquidity option agreement we entered into in October 2009, we have the right to sell specific securities for cash. We also have the right to repurchase the same following the initial sale at the same price. On February 11, 2010, we exercised a portion of our option to sell auction rate securities with a par value of $88,150 and received proceeds of $74,953. We recognized the sale as a secured borrowing because of our ability to repurchase the same securities until the maturity of the liquidity option in October 2012. On June 24, 2010, we repurchased $46,800 par value of these securities at the initial sale price of $40,504 and sold them for cash proceeds of $44,460. We continue to report on our Consolidated Balance Sheet the remaining $41,350 par value of these auction rate securities, with a fair value of $39,607 as of September 30, 2010. However, these securities are pledged to collateralize a $34,449 borrowing reflecting the proceeds received upon exercise of the option. We no longer receive cash interest income on the pledged securities nor do we pay cash interest on this secured borrowing. See Note 14 for additional information on this secured borrowing.

We used proceeds from the January 21, 2010 litigation settlement and the February 10, 2010 sale to pay down the investment line. On February 17, 2010, we used the proceeds from the February 11, 2010 exercise of the liquidity option and an additional $3,664 cash to repay the remaining balance of the investment line.

In June 2010, we sold auction rate securities with a par value of $35,000 under an agreement to repurchase and received proceeds of $21,704. We report repurchase agreements as collateralized financings and report the obligations to repurchase the assets sold as a liability on our Consolidated Balance Sheet. See Note 14 for additional details regarding the terms of the financing obligation. We report the auction rate securities underlying the repurchase agreement, which had a fair value of $33,118 at September 30, 2010, in our Consolidated Balance Sheet.

The remaining $2,000 par value of auction rate securities are not financed.

During the nine months ended September 30, 2010, issuers redeemed, at par, auction rate securities we held that had a face value of $1,800.

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

NOTE 6	ADVANCES

Advances consisted of the following at the dates indicated:

	September 30, 2010	December 31, 2009
Servicing:
Principal and interest	$104,926	$51,598
Taxes and insurance	53,183	52,813
Foreclosure and bankruptcy costs	28,275	28,021
Other	28,405	8,998
	214,789	141,430
Loans and Residuals	3,988	4,321
Corporate Items and Other	159	163
	$218,936	$145,914

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

Servicing advances of $79,936 and $72,670 were pledged as collateral under the terms of the term reimbursement advance borrowing as of September 30, 2010 and December 31, 2009, respectively.

NOTE 7	MATCH FUNDED ADVANCES

Match funded advances on residential loans we service for others, as more fully described in Note 1—Principles of Consolidation-Match Funded Advances on Loans Serviced for Others, are comprised of the following at the dates indicated:

	September 30, 2010	December 31, 2009
Principal and interest	$1,156,699	$345,924
Taxes and insurance	668,349	332,326
Foreclosure and bankruptcy costs	143,451	72,385
Real estate servicing costs	114,233	49,446
Other	44,259	22,534
	$2,126,991	$822,615

NOTE 8	LOANS – RESTRICTED FOR SECURITIZATION INVESTORS

Loans – restricted for securitization investors are held by four securitization trusts that we include in our consolidated financial statements under the provisions of ASC 810, Consolidation, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. Loans – restricted for securitization investors consisted of the following at September 30, 2010:

Single family residential loans (1)	$72,179
Allowance for loans losses	(2,443)
$69,736

(1)	Includes nonperforming loans of $12,907.

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

At September 30, 2010, the trusts held 1,252 loans that are secured by first or second liens on one- to four-family residential properties. These loans have a weighted average coupon rate of 9.43% and a weighted average remaining life of 138 months.

NOTE 9	MORTGAGE SERVICING RIGHTS

Servicing Assets. The following table summarizes the activity in the carrying value of residential servicing assets for the nine months ended September 30, 2010:

Carrying value at December 31, 2009	$117,802
Purchases(1)	108,108
Servicing transfers and adjustments	(29)
Decrease in impairment valuation allowance	185
Amortization (2)	(22,136)
Carrying value at September 30, 2010	$203,930

(1)	Includes $84,683 of MSRs acquired as part of the HomEq Acquisition.

(2)
During the first nine months of 2010, amortization of servicing liabilities exceeded the amount of charges we recognized to increase servicing liability obligations by $33. Amortization of mortgage servicing rights of $22,103 in our Consolidated Statement of Operations is reported net of this amount.

The following table presents the composition of our servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents purchased mortgage servicing rights while subservicing generally represents all other mortgage servicing rights.

	Residential	Commercial	Total
UPB of Assets Serviced:
September 30, 2010:
Servicing	$52,973,984	$—	$52,973,984
Subservicing (1)	23,166,038	452,296	23,618,334
	$76,140,022	$452,296	$76,592,318
December 31, 2009:
Servicing	$27,408,436	$—	$27,408,436
Subservicing (1)	22,571,641	211,603	22,783,244
	$49,980,077	$211,603	$50,191,680

(1)	Includes non-performing loans serviced for Freddie Mac.

MSRs are an intangible asset representing the right to service a portfolio of mortgage loans. We generally obtain MSRs by purchasing them from the owners of the mortgage loans. Residential assets serviced consist principally of mortgage loans, primarily subprime, but also include real estate. Assets serviced for others are not included on our Consolidated Balance Sheet.

Custodial accounts, which hold funds representing collections of principal and interest we receive from borrowers, are escrowed with an unaffiliated bank and excluded from our Consolidated Balance Sheet. Custodial accounts amounted to approximately $451,300 and $234,100 at September 30, 2010 and December 31, 2009, respectively.

Valuation Allowance for Impairment. During 2008, we established a valuation allowance for impairment of $3,624 on the high-loan-to-value stratum of our mortgage servicing rights as the estimated fair value was less than the carrying value. Changes in the valuation allowance for impairment are reflected in Servicing and origination expenses in our Consolidated Statement of Operations. Net of the valuation allowance of $2,769, the carrying value of this stratum was $523 at September 30, 2010. For all other strata, the fair value was above the carrying value at September 30, 2010.

Estimated fair value of MSRs:
September 30, 2010	$233,722
December 31, 2009	$127,268

Servicing Liabilities. We recognize a servicing liability for those agreements that we do not expect to compensate us adequately for performing the servicing. Servicing liabilities were $3,545 and $2,878 at September 30, 2010 and December 31, 2009, respectively, and are included in Other liabilities. The increase is primarily due to servicing liabilities of $700 assumed as part of the HomEq Acquisition.

NOTE 10	RECEIVABLES

Receivables consisted of the following at the dates indicated:

	September 30, 2010	December 31, 2009
Accounts receivable by segment:
Servicing (1)	$19,751	$41,940
Loans and Residuals	844	845
Asset Management Vehicles	104	334
Corporate Items and Other	992	1,795
	21,691	44,914
Other receivables:
Income taxes	16,303	17,865
Receivable from Altisource	1,759	3,310
Other	2,994	1,006
	$42,747	$67,095

(1)
The balances at September 30, 2010 and December 31, 2009 primarily include reimbursable expenditures due from investors. The total balance of receivables for this segment is net of reserves of $281 and $547 at September 30, 2010 and December 31, 2009, respectively. The balances at September 30, 2010 and December 31, 2009 include $9,767 and $37,226, respectively, due from Freddie Mac in connection with loans we service under a subservicing agreement.

NOTE 11	OTHER ASSETS

Other assets consisted of the following at the dates indicated:

	September 30, 2010	December 31, 2009
Debt service accounts (1)	$65,175	$50,221
Interest earning collateral deposits (2)	33,463	8,671
Debt issuance costs, net (3)	26,290	8,223
Term note (4)	5,600	7,000
Real estate, net	4,423	8,133
Other	12,150	7,388
	$147,101	$89,636

(1)
Under our five advance funding facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balance also includes amounts that have been set aside from the proceeds of our five match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. These funds are held in interest earning accounts.

(2)	The balance at September 30, 2010 includes $25,712 of cash collateral held by the counterparties to certain of our interest rate swap agreements.

(3)	Issuance costs are amortized to the earliest contractual maturity date of the debt.

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

NOTE 12	MATCH FUNDED LIABILITIES

Match funded liabilities are comprised of the following at the dates indicated:

					Balance Outstanding
Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Unused Borrowing Capacity (2)	September 30, 2010	December 31, 2009
Advance Receivable Backed Note Series 2009-3 (3)	4.14%	Jul. 2023	Jul. 2012	$—	$210,000	$210,000
Variable Funding Note Series 2009-2 (4)	1-Month LIBOR + 350 bps	Nov. 2023	Nov. 2012	—	28,000	—
Variable Funding Note Series 2009-1 (5)	Commercial paper rate + 200 bps	Dec. 2022	Feb. 2011	264,142	35,858	—
Advance Receivable Backed Note Series 2010-1 (3)	3.59%	Sep. 2023	Feb. 2011	—	200,000	—
Class A-1 Term Note (6)	Commercial paper rate + 350 bps	Aug. 2043	Aug. 2013	—	721,000	—
Class A-2 Variable Funding Note (6)	Commercial paper rate + 350 bps	Aug. 2043	Aug. 2013	187,000	13,000	—
Class B Term Note (6)	Commercial paper rate + 525 bps	Aug. 2043	Aug. 2013	—	33,500	—
Class C Term Note (6)	Commercial paper rate + 625 bps	Aug. 2043	Aug. 2013	—	31,900	—
Class D Term Note (6)	1-Month LIBOR + 750 bps	Aug. 2043	Aug. 2013	—	24,600	—
Variable Funding Note (7)	Commercial paper rate + 150 bps	Dec. 2013	Dec. 2010	210,138	39,862	158,412
Advance Receivable Backed Notes	1-Month LIBOR + 400 bps	Mar. 2020	Mar. 2011	89,760	10,240	27,421
Advance Receivable Backed Notes (8)	1-Month LIBOR + 200 bps	May 2012	May 2011	241,614	258,386	69,858
				$992,654	$1,606,346	$465,691

(1)
The amortization date of our facilities is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. In all but two advance facilities, there is a single note outstanding. For each of these facilities, after the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.

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

(5)	The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 200 bps.

(6)	These notes were issued in connection with the financing of the advances acquired as part of the HomEq Acquisition.

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

Secured borrowings – owed to securitization investors of $64,564 at September 30, 2010 consist of certificates that represent beneficial ownership interests in four securitization trusts that we include in our consolidated financial statements under the provisions of ASC 810, Consolidations, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. The holders of these certificates have no recourse against the assets of Ocwen.

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

NOTE 14	LINES OF CREDIT AND OTHER SECURED BORROWINGS

Secured lines of credit from various unaffiliated financial institutions are as follows:

					Balance Outstanding
Borrowings	Collateral	Interest Rate	Maturity	Unused Borrowing Capacity	September 30, 2010	December 31, 2009
Servicing:
Senior secured term loan (1)		1-Month LIBOR + 700 bps with a LIBOR floor of 2% (1)	June 2015	$—	$341,250	$—
Fee reimbursement advance	Term note (2)	Zero coupon	March 2014	—	48,000	60,000
Term note (3)	Advances	1-Month LIBOR + 350 basis points	March 2014	—	5,600	7,000
				—	394,850	67,000
Corporate Items and Other
Securities sold with an option to repurchase (4)	Auction rate securities	(4)	October 2012	—	34,449	—
Securities sold under an agreement to repurchase (5)	Auction rate securities	1-Month LIBOR + 135 basis points	(5)	—	21,683	—
Securities sold under an agreement to repurchase (6)	Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes	(6)	(6)	—	8,316	—
				—	64,448	—
					459,298	67,000
Discount (1) (2)				—	(14,799)	(11,190)
				$—	$444,499	$55,810

(1)
On July 29, 2010, we entered into a senior secured term loan facility agreement and borrowed $350,000 that was used to fund a portion of the HomEq Acquisition as well as for general corporate purposes. The loan was issued with an original issue discount of $7,000 that we are amortizing over the life of the loans. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the greatest of (i) the prime rate of Barclays Bank PLC in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR), in each case plus the applicable margin of 6.00% and a floor of 3.00% or (b) 1-Month LIBOR, plus the applicable margin of 7.00% with a 1-Month LIBOR floor of 2.00%. We are required to prepay the principal amount in consecutive quarterly installments of $8,750 per quarter commencing September 30, 2010, with the balance becoming due on July 29, 2015. The loan is secured by the pledge of otherwise unencumbered cash, MSRs, advances, receivables, premises and equipment and other assets excluding interest earning collateral and debt service accounts.

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

(3)
This note was issued by OSAF and is secured by advances on loans serviced for others, similar to match funded advances and liabilities. The lender has pledged its interest in this note to us as collateral against the $5,600 term note receivable. See Note 11 additional information.

(4)
In October 2009, we entered into a liquidity option related to $92,850 face amount of auction rate securities. Under the terms of this agreement, we have the right to sell specific securities for cash. We also have the right to repurchase the same following the initial sale at the same price. In February 2010, we exercised a portion of our option to sell auction rate securities with a par value of $88,150 and received proceeds of $74,953. We recognized the sale as a secured borrowing because of our ability to repurchase the same securities until the maturity of the liquidity option. In June 2010, we repurchased $46,800 par value of these securities at the initial sale price of $40,504 and reduced the liability. We no longer receive cash interest income on the pledged securities nor do we pay cash interest on the secured borrowing. We continue to retain a liquidity option in respect of $2,000 par value of auction rate securities.

(5)
In June 2010, we obtained financing under a repurchase agreement for auction rate securities with a face value of $35,000. This agreement has no stated credit limit and lending is determined for each transaction based on the acceptability of the securities presented as collateral. Borrowings mature and are renewed monthly.

(6)
In August 2010, we obtained financing under a repurchase agreement for the Class A-2 and A-3 notes issued by Ocwen Real Estate Asset Liquidating Trust 2007-1 with a face value of $33,605. This agreement has no stated credit limit and lending is determined for each transaction based on the acceptability of the securities presented as collateral. Borrowings mature and are renewed monthly. The borrowings on the Class A-2 notes bear interest at 1-Month LIBOR + 200 basis points and borrowings on the Class A-3 notes bear interest at 1-Month LIBOR + 300 basis points.

NOTE 15	INVESTMENT LINE

The investment line term note was secured by our investment in auction rate securities. As disclosed in Note 5, we used proceeds from the sale of auction rate securities and the settlement of a litigation action related to auction rate securities to repay the remaining outstanding balance of the investment line during the first quarter of 2010.

NOTE 16	DEBT SECURITIES

Debt securities consisted of the following at the dates indicated:

	September 30, 2010	December 31, 2009
3.25% Contingent Convertible Unsecured Senior Notes due August 1, 2024	$56,435	$56,435
10.875% Capital Trust Securities due August 1, 2027	26,119	39,129
	$82,554	$95,564

In January 2010, we repurchased $12,930 of the Capital Securities and recognized a gain of $717 on these repurchases, net of the write-off of unamortized issuance costs. In June 2010, we repurchased an additional $80 of the Capital Securities and recognized a net gain of $6.

NOTE 17	OTHER LIABILITIES

The following table sets forth the components of Other liabilities at the dates indicated:

	September 30, 2010	December 31, 2009
Accrued expenses (1)	$79,273	$21,381
Fair value of derivatives	21,852	—
Checks held for escheat	17,765	12,827
Deferred income	11,181	13,599
Accrued interest payable	3,922	3,588
Servicing liability	3,545	2,878
Payable to Altisource	3,461	10,655
Liability for selected tax items	3,216	15,326
Other	22,536	10,528
	$166,751	$90,782

(1)
The balance at September 30, 2010 includes $29,472 of accrued compensation expenses related to HomEq employees, including $20,889 for estimated severance payments. We expect to pay these liabilities during the fourth quarter of 2010. The balance at September 30, 2010 also includes $24,067 of litigation reserves established primarily in connection with the proposed settlement of one legal proceeding and a jury verdict in another case. See Note 25 for additional information regarding these cases.

(2)	On December 31, 2009, we recorded a reserve against a tax receivable of $8,489 related to the wind-down and liquidation of an advance financing structure. In connection with the process of finalizing this structure, we reversed this reserve during the second quter of 2010. See Note 21 for additional information on the liability for selected tax items.

NOTE 18	DERIVATIVE FINANCIAL INSTRUMENTS

Because our current derivative agreements are not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreements. We control this risk through credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amount of our contracts does not represent our exposure to credit loss.

In our Servicing segment, we have entered into interest rate caps to hedge our exposure to rising interest rates. In connection with our issuance of a match funded variable funding note in December 2007 with a variable rate of interest and a $250,000 maximum borrowing capacity, we entered into interest rate caps with a notional amount of $250,000. We designated this cap as a cash flow hedge but de-designated it as of March 31, 2008 because of ineffectiveness. In connection with our renewal of a match funded variable funding note in February 2008 that carries a variable interest rate and a maximum borrowing capacity of $100,000, we entered into an interest rate cap with an original notional amount of $200,000. This cap began amortizing at the rate of $8,333 per month in February 2009. The notional balance at September 30, 2010 is $33,333. We did not designate this cap as a hedge. Under the terms of these caps, we receive payments when 1-Month LIBOR exceeds 6.5%. We have not received any payments under the terms of these caps.

In April 2010, we entered into a $250,000 interest rate swap to hedge against the effects of a change in 1-Month LIBOR on borrowing of $250,000 under a $500,000 advance funding facility that carries a variable interest rate. Under the terms of the swap, we pay a fixed rate of 2.059% and receive a variable rate equal to 1-Month LIBOR. Settlements under the terms of this swap commenced in August 2010. Projected net settlements for the next twelve months total approximately $4,834 of payments to the counterparty. We designated this swap as a cash flow hedge.

In June 2010, we entered into two interest rate swaps with notional amounts totaling $637,200 to hedge against the effect of changes in interest rates on a $1,011,000 advance funding facility in connection with the HomEq Acquisition. The terms of the facility are the lender’s commercial paper rate plus 3.5 – 7.5%. Under the terms of the two swaps, we pay fixed rates of 1.575% and 1.5275%, respectively, and receive a variable rate equal to 1-Month LIBOR. Settlements under the terms of these swaps commenced in September 2010. Projected net settlements for the next twelve months total approximately $3,783 of payments to the counterparty. We designated these swaps as cash flow hedges.

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

The following table summarizes the use of derivatives during the nine months ended September 30, 2010:

	Foreign Exchange Forwards	Interest Rate Caps	Interest Rate Swaps
Notional balance at December 31, 2009	$—	$358,333	$—
Opening balance adjustment (1)	—	—	17,800
Additions	19,200	—	887,201
Maturities	(8,000)	(75,000)	(13,565)
Notional balance at September 30, 2010 (1)	$11,200	$283,333	$891,436

Fair value (2):
September 30, 2010 (1)	$377	$56	$(21,852)
December 31, 2009 (1)	$—	$781	$—

Maturity	October 2010 to April 2011	January 2011 and December 2013	November 2011 to August 2013

(1)
As a result of including four securitization trusts in our consolidated financial statements under the provisions of ASC 810, Consolidations, as more fully described in Note 1—Securitizations of Residential Mortgage Loans, we recognized opening balance adjustments as of January 1, 2010 that included the $(826) fair value of the interest swap held by one of the trusts. This swap, which had a notional amount of $11,700 and a fair value of $(463) at September 30, 2010, was not designated as a hedge.

(2)	The fair values of derivatives are reported in Other assets or in Other liabilities.

Net realized and unrealized gains (losses) included in Other income (expense), net related to derivative financial instruments were $13 and $(74) for the third quarter of 2010 and 2009, respectively, including $458 of expense in the third quarter of 2010 arising from ineffectiveness of the interest rate swaps that we designated as a cash flow hedge. Year to date, the net realized and unrealized gains were $(575) and $690 for 2010 and 2009, respectively. Included in Other comprehensive loss during the third quarter of 2010 were $20,556 of deferred unrealized losses, before taxes of $7,606, on the swaps that we designated as cash flow hedges. There were no accumulated gains or losses on cash flow hedges included in Accumulated other comprehensive loss at December 31, 2009.

NOTE 19	SERVICING AND SUBSERVICING FEES

The following table presents the components of Servicing and subservicing fees for the periods ended September 30:

	Three months		Nine months
	2010	2009	2010	2009
Loan servicing and subservicing fees	$57,836	$41,315	$151,097	$129,931
Home Affordable Modification Program (HAMP) fees	11,616	777	22,655	777
Late charges	8,711	5,361	24,126	21,441
Loan collection fees	2,191	1,815	6,448	5,732
Custodial accounts (float earnings) (1)	632	866	2,080	3,907
Receivables management and recovery fees (2)	—	4,347	—	29,207
Other	5,438	3,053	12,434	10,837
	$86,424	$57,534	$218,840	$201,832

(1)
For the three months ended September 30, 2010 and 2009, float earnings included $138 and $921, respectively, of interest income from our investment in auction rate securities. For the nine-month periods, interest income from auction rate securities included in float earnings was $757 and $3,855 for 2010 and 2009, respectively.

(2)	These fees were earned by the Financial Services segment which we distributed as part of the Separation. See Note 23 for additional information regarding this former business segment.

NOTE 20	INTEREST EXPENSE

The following table presents the components of Interest expense for each category of our interest-bearing liabilities for the periods ended September 30:

	Three months		Nine months
	2010	2009	2010	2009
Match funded liabilities	$16,187	$9,909	$38,646	$28,613
Lines of credit and other secured borrowings	6,512	3,182	6,620	11,390
Secured borrowings – owed to securitization investors	171	—	395	—
Investment line	—	704	376	1,941
Debt securities:
Convertible Notes	459	778	1,376	3,439
Capital Trust Securities	710	1,451	2,244	4,354
Other	148	121	360	371
	$24,187	$16,145	$50,017	$50,108

NOTE 21	INCOME TAXES

The components of income tax expense (benefit) on continuing operations were as follows for the periods ended September 30:

	Three months		Nine months
	2010	2009	2010	2009
Current:
Federal	$5,992	$29,537	$387	$33,401
State	393	1,077	545	1,489
Foreign	1,326	105	1,806	795
	7,711	30,719	2,738	35,685
Deferred:
Federal	(14,933)	30,231	(3,018)	42,752
State	(597)	4,132	(116)	4,915
Foreign	332	(117)	706	(878)
Provision for valuation allowance on deferred tax assets	—	329	—	329
	(15,198)	34,575	(2,428)	47,118
Total	$(7,487)	$65,294	$310	$82,803

Income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal corporate income tax rate of 35% as follows for the periods ended September 30:

	Three months		Nine months
	2010	2009	2010	2009
Expected income tax expense (benefit) at statutory rate	$(7,249)	$8,210	$8,398	$25,573
Differences between expected and actual income tax expense (benefit):
Indefinite deferral on earnings of non-U.S. affiliates	(324)	(269)	(1,519)	(1,503)
State tax (after Federal tax benefit)	(341)	4,832	301	6,465
Provision for (reversal of) liability for selected tax items	(1,674)	2,520	(10,022)	2,520
Foreign tax	1,658	(11)	2,513	(81)
Tax effect of Altisource Separation	—	50,631	—	50,631
Other	443	(619)	639	(802)
Actual income tax expense (benefit)	$(7,487)	$65,294	$310	$82,803

Net deferred tax assets were comprised of the following at the dates indicated:

	September 30, 2010	December 31, 2009
Deferred tax assets:
Tax residuals and deferred income on tax residuals	$3,365	$3,415
State taxes	3,314	3,311
Accrued incentive compensation	3,296	3,739
Accrued other liabilities	18,172	—
Valuation allowance on real estate	1,447	1,712
Bad debt and allowance for loan losses	5,067	7,220
Mortgage servicing rights amortization	40,153	50,065
Net operating loss carryforward	20,590	22,098
Partnership losses	10,868	10,245
Foreign deferred assets	2,612	3,211
Net unrealized gains and losses on securities	12,509	16,742
Deferred income or loss on service advance receivables	1,697	—
Interest rate swaps	7,605	—
Foreign basis differences	—	8,489
Other	3,162	2,511
	133,857	132,758
Deferred tax liabilities:
Deferred interest income on loans	75	75
Net deferred tax assets	$133,782	$132,683

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

We adopted ASC 740 effective January 1, 2007. We recognized total interest and penalties of $1,266 through September 30, 2010. We classify interest and penalties as a component of income tax expense. As of September 30, 2010, we had a total liability for selected tax items of approximately $3,216. The total decrease reflected in the year to date amount is predominantly related to the wind down and liquidation of an advance financing structure and statute expirations.

A reconciliation of the beginning and ending amount of the liability for selected tax items is as follows for the nine months ended September 30, 2010:

Balance at January 1, 2010	$15,326
Additions for tax positions of prior years	751
Reductions for tax positions of prior years	(12,729)
Other	(132)
Balance at September 30, 2010	$3,216

NOTE 22	BASIC AND DILUTED EARNINGS PER SHARE

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

The following is a reconciliation of the calculation of basic EPS to diluted EPS for the three and nine months ended September 30:

	Three months		Nine months
	2010	2009	2010	2009
Basic EPS:
Net income (loss) attributable to OCN	$(8,835)	$(42,031)	$28,063	$(9,092)

Weighted average shares of common stock	100,329,915	82,614,456	100,159,547	70,966,393

Basic EPS	$(0.09)	$(0.51)	$0.28	$(0.13)

Diluted EPS (1):
Net income (loss) attributable to OCN	$(8,835)	$(42,031)	$28,063	$(9,092)
Interest expense on Convertible Notes, net of income tax (2)	—	—	927	—
Adjusted net income (loss) attributable to OCN	$(8,835)	$(42,031)	$28,990	$(9,092)

Weighted average shares of common stock	100,329,915	82,614,456	100,159,547	70,966,393
Effect of dilutive elements:
Convertible Notes (2)	—	—	4,637,224	—
Stock options (3) (4)	—	—	2,581,104	—
Common stock awards	—	—	1,850	—
Dilutive weighted average shares of common stock	100,329,915	82,614,456	107,379,725	70,966,393

Diluted EPS	$(0.09)	$(0.51)	$0.27	$(0.13)

Stock options excluded from the computation of diluted EPS:
Anti-dilutive (3)	—	—	12,391	—
Market-based (4)	—	—	1,770,000	—

(1)
For the three months ended September 30, 2010 and the three and nine months ended September 30, 2009, we have excluded the effect of the Convertible Notes, stock options and common stock awards from the computation of diluted EPS because of the anti-dilutive impact on our reported net loss.

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

(3)	These stock options were anti-dilutive because their exercise price was greater than the average market price of our stock.

(4)
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

A brief description of our current and former business segments is as follows:

Ocwen Asset Management

•
Servicing. This segment provides loan servicing for a fee, including asset management and resolution services, primarily to owners of subprime residential mortgages. Subprime loans represent residential loans we service that were made to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac (nonconforming loans) or have subsequently become delinquent. This segment is primarily comprised of our core residential servicing business. As disclosed in Note 3, on September 1, 2010, Ocwen closed on the acquisition of HomEq Servicing which included 134,000 residential loans with an aggregate unpaid principal balance of $22,400,000. Ocwen immediately boarded the HomEq Servicing loans on its platform and is in the process of shutting down the HomEq platform and terminating the HomEq employees that initially transferred to Ocwen.

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

Corporate Items and Other. We report items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash and the related costs of financing these investments and certain other corporate expenses in Corporate Items and Other. Our Convertible Notes and Capital Trust Securities are also included in Corporate Items and Other. Beginning August 10, 2009, the results of BMS Holdings and GSS are also included in Corporate Items and Other.

We allocate interest income and expense to each business segment for funds raised or funding of investments made. We also allocate expenses generated by corporate support services to each business segment.

Financial information for our segments is as follows:

	Ocwen Asset Management			Ocwen Solutions
	Servicing	Loans and Residuals	Asset Management Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations

For the three months ended September 30, 2010

Revenue (1) (2)	$95,369	$—	$166	$—	$—	$—	$369	$(335)	$95,569
Operating expenses (1) (3)	69,012	819	593	—	—	—	23,166	(216)	93,374
Income (loss) from operations	26,357	(819)	(427)	—	—	—	(22,797)	(119)	2,195
Other income (expense), net:
Interest income	51	2,552	—	—	—	—	359	—	2,962
Interest expense	(20,619)	(180)	—	—	—	—	(3,388)	—	(24,187)
Other (1) (2)	(361)	(368)	147	—	—	—	(1,219)	119	(1,682)
Other income (expense), net	(20,929)	2,004	147	—	—	—	(4,248)	119	(22,907)
Income (loss) from continuing operations before income taxes	$5,428	$1,185	$(280)	$—	$—	$—	$(27,045)	$—	$(20,712)

For the three months ended September 30, 2009:

Revenue (1) (2)	$62,977	$—	$432	$11,869	$6,506	$5,648	$319	$(3,540)	$84,211
Operating expenses (1) (3)	31,608	891	753	8,131	9,295	3,343	3,555	(3,344)	54,232
Income (loss) from operations	31,369	(891)	(321)	3,738	(2,789)	2,305	(3,236)	(196)	29,979
Other income (expense), net:
Interest income	126	1,377	—	—	—	—	489	—	1,992
Interest expense	(15,344)	(288)	—	(5)	(147)	(39)	(322)	—	(16,145)
Other (1) (2)	1,530	(280)	(1,317)	86	1	65	7,351	196	7,632
Other income (expense), net	(13,688)	809	(1,317)	81	(146)	26	7,518	196	(6,521)
Income (loss) from continuing operations before income taxes	$17,681	$(82)	$(1,638)	$3,819	$(2,935)	$2,331	$4,282	$—	$23,458

	Ocwen Asset Management			Ocwen Solutions
	Servicing	Loans and Residuals	Asset Manage- ment Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Elimina- tions	Business Segments Consolidated
Results of Operations

For the nine months ended September 30, 2010

Revenue (1) (2)	$246,581	$—	$530	$—	$—	$—	$1,143	$(1,146)	$247,108
Operating expenses (1) (3) (4)	141,039	3,381	1,505	—	—	—	27,904	(620)	173,209
Income (loss) from operations	105,542	(3,381)	(975)	—	—	—	(26,761)	(526)	73,899
Other income (expense), net:
Interest income	161	7,501	—	—	—	—	845	—	8,507
Interest expense	(44,772)	(408)	—	—	—	—	(4,837)	—	(50,017)
Other (1) (2)	(1,570)	(3,574)	818	—	—	—	(4,594)	526	(8,394)
Other income (expense), net	(46,181)	3,519	818	—	—	—	(8,586)	526	(49,904)
Income (loss) from continuing operations before income taxes	$59,361	$138	$(157)	$—	$—	$—	$(35,347)	$—	$23,995

For the nine months ended September 30, 2009

Revenue (1) (2)	$200,398	$—	$1,429	$54,052	$40,293	$28,331	$681	$(17,204)	$307,980
Operating expenses (1) (3) (4)	98,781	2,202	2,530	37,039	45,001	18,638	11,367	(16,410)	199,148
Income (loss) from operations	101,617	(2,202)	(1,101)	17,013	(4,708)	9,693	(10,686)	(794)	108,832
Other income (expense), net:
Interest income	205	5,253	—	2	—	—	951	—	6,411
Interest expense	(46,829)	(1,437)	—	(28)	(1,285)	(289)	(240)	—	(50,108)
Other (1) (2)	3,388	(8,677)	(2,466)	828	24	186	13,855	794	7,932
Other income (expense), net	(43,236)	(4,861)	(2,466)	802	(1,261)	(103)	14,566	794	(35,765)
Income (loss) from continuing operations before income taxes	$58,381	$(7,063)	$(3,567)	$17,815	$(5,969)	$9,590	$3,880	$—	$73,067

Total Assets
September 30, 2010	$2,698,023	$109,903	$12,309	$—	$—	$—	$435,539	—	$3,255,774

December 31, 2009	$1,191,212	$48,690	$15,271	$—	$—	$—	$514,177	$—	$1,769,350

September 30, 2009	$1,197,215	$53,191	$19,053	$—	$—	$—	$605,594	$—	$1,875,053

(1)
Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income depending on the type of service that is rendered. Intersegment billings are as follows:

	Servicing	Asset Management Vehicles	Mortgage Services	Technology Products	Business Segments Consolidated

For the three months ended September 30, 2010	$308	$27	—	$—	$335
For the three months ended September 30, 2009	1,023	109	59	3,909	5,100
For the nine months ended September 30, 2010	1,028	118	—	—	1,146
For the nine months ended September 30, 2009	5,388	365	59	20,462	26,274

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

(3)
For the three and nine month periods ended September 30, 2010, operating expenses of the Servicing segment include one-time transaction related expenses associated with the HomEq Acquisition of $33,902 and $36,652, respectively.

(4)	Depreciation and amortization expense are as follows:

	Servicing	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Business Segments Consolidated

For the three months ended September 30, 2010:
Depreciation expense	$360	$—	$—	$—	$333	$693
Amortization of MSRs	7,874	—	—	—	—	7,874
Amortization of debt discount	1,114	—	—	—	172	1,286

For the three months ended September 30, 2009:
Depreciation expense	$9	$9	$48	$574	$236	$876
Amortization of MSRs	7,159	—	—	—	—	7,159
Amortization of intangibles	—	—	288	—	—	288
Amortization of debt discount	1,146	—	—	—	—	1,146

For the nine months ended September 30, 2010:
Depreciation expense	$389	$—	$—	$—	$1,045	$1,434
Amortization of MSRs	22,103	—	—	—	—	22,103
Amortization of debt discount	3,218	—	—	—	172	3,390

For the nine months ended September 30, 2009:
Depreciation expense	$38	$24	$282	$3,150	$907	$4,401
Amortization of MSRs	25,743	—	—	—	—	25,743
Amortization of intangibles	—	—	1,624	—	—	1,624
Amortization of debt discount	2,291	—	—	—	—	2,291

NOTE 24	RELATED PARTY TRANSACTIONS

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

For the three and nine months ended September 30, 2010, we generated revenues of $2,587 and $9,622, respectively, under our agreements with Altisource, principally from fees for providing referral services to Altisource. We also incurred expenses of $4,973 and $14,555 for the three and nine months ended September 30, 2010, respectively, principally for technology products and support services including the REAL suite of products that support our Servicing business. For both the three- and nine-month periods ended September 30, 2009, we generated $983 of revenues and incurred $2,384 of expenses under our agreements with Altisource. At September 30, 2010, the net payable to Altisource was $1,702.

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

Since April 2004, we have been included as a defendant in litigation in federal court in Chicago which consolidated certain class actions and individual actions brought by borrowers in various federal and state courts challenging the defendants’ mortgage servicing practices, including charging improper or unnecessary fees, misapplying borrower payments and similar allegations (the MDL Proceeding). No class has been certified in the MDL Proceeding or any related lawsuits. We believe the allegations in the MDL Proceeding are without merit and have defended against them vigorously. In the interests of obtaining finality and cost certainty with regard to this complex and protracted litigated matter, however, defendants, including Ocwen, have reached an agreement in principle with plaintiffs’ counsel with respect to a class settlement. Ocwen’s portion of the proposed settlement would be $5,163 plus certain other non-cash consideration. The parties are in the process of finalizing and executing definitive written settlement documents to be submitted for court approval. If a final settlement is not reached and approved by the court, we will continue to vigorously defend the MDL Proceeding.

In November 2004, a judgment was entered in litigation in federal court in Denver brought by Cartel Asset Management, Inc. (Cartel) against OCN, the Bank and Ocwen Technology Xchange, Inc. (OTX), a subsidiary that has been dissolved. This matter involved allegations of misappropriation of trade secrets and contract-related claims brought by a former vendor. In September 2007, the United States Court of Appeals for the Tenth Circuit upheld the judgment against OTX and remanded the case for a retrial on damages against the Bank. The trial court set a date of September 13, 2010 for the retrial against the Bank, as well as OLS and OCN which were added as defendants. At the retrial, Cartel requested the jury to award it $35,000 in compensatory damages, plus punitive damages. On September 24, 2010, the jury returned a verdict in the amount of $6,360 in compensatory damages and $6,360 in punitive damages. The verdict does not include prejudgment interest or plaintiff’s legal fees which may also be payable by Ocwen. Ocwen is evaluating post-verdict legal remedies in connection with the matter. Ocwen has accrued its best estimate of the total expected liability related to this judgment. This liability is included in Other liabilities on the Consolidated  Balance Sheet.

In September 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc. (ABFS) brought an action against multiple defendants, including OLS, in Bankruptcy Court. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by OLS of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. The Trustee filed an amended complaint in March 2007 alleging various claims against OLS including turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. In April 2008, OLS filed an answer denying all charges and a counterclaim for breach of contract, fraud, negligent misrepresentation and indemnification in connection with the MSR purchase transaction. Fact discovery is complete and both Ocwen and the Trustee have filed motions for partial summary judgment. We believe that the Trustee’s allegations against OLS are without merit and intend to continue to vigorously defend against this matter.

OCN is subject to various other pending legal proceedings. In our opinion, the resolution of those proceedings will not have a material effect on our financial condition, results of operations or cash flows.

Tax matters

On December 28, 2006, the India tax authorities issued an income tax assessment order (the Order) with respect to IT Enabled services performed for OCN by its wholly-owned Indian subsidiary, OFSPL. The Order relates to the assessment year 2004-05 and indicated that the percent mark-up on operating costs with respect to the IT enabled and software development services that OFSPL provided to OCN was insufficient. On December 15, 2008, the India tax authorities issued an additional income tax assessment order (the Second Order) with respect to assessment year 2005-06. The assessment was made on the same grounds of insufficient mark-up on operating costs with respect to services provided by OFSPL to OCN. OCN had petitioned for assistance to be provided by Competent Authority under the Mutual Agreement Procedures pursuant to the U.S./India income tax treaty. In May 2010, this process yielded an agreement in this matter between the Competent Authorities of India and the U.S. for assessment years 2004-2005 and 2005-2006. The adjustment for assessment year 2004-05 resulted in additional tax and interest of $522 and adjustment for assessment year 2005-06 resulted in additional tax and interest of $340. OFSPL accepted the adjustments pursuant to the Competent Authority agreement. OFSPL also contested the Order on other grounds. The final Order issued September 28, 2010 grants a refund/relief of $75 which reduces the additional tax and interest liability for assessment year 2004-05 from $522 to $447. The Mutual Agreement provides for correlative adjustments to U.S. taxes. As such, it is anticipated that OCN will not suffer double taxation for the additional India charges under the settlement.

On December 21, 2009, the India tax authorities issued a draft income tax assessment order (the Third Order) with respect to assessment year 2006-07. The proposed adjustment would impose upon OFSPL additional tax of INR 41,760 ($930) and interest of INR 18,297 ($407) for the Assessment Year 2006-07. In accordance with standard Indian procedures, penalties may also be assessed in the future in connection with the assessment. OCN and OFSPL intend to vigorously contest this Order and any imposition of tax and interest and do not believe they have violated any statutory provision or rule. OFSPL has filed an application with the Dispute Resolution Panel for the Third Order. OFSPL received the Order from the Dispute Resolution Panel in the third quarter. The Dispute Resolution Panel has directed the Assessing officers to recompute the tax liability and issue an Order based on its findings. Upon receipt of such Order, OFSPL would consider pursuing all other options including, but not limited to, Competent Authority to contest any additional tax assessed. Due to the uncertainties inherent in the Appeals and Competent Authority processes, OCN and OFSPL cannot currently estimate any additional exposure beyond the amount currently detailed in the Orders. We also cannot predict when these tax matters will be resolved. Such Competent Authority assistance requests under the Mutual Agreement Procedures should preserve OCN’s right to offset any potential increase in India taxes against OCN’s U.S. taxes.

Other Information

In July 2010, OLS received two subpoenas from the Federal Housing Finance Agency (FHFA) as conservator for Freddie Mac and Fannie Mae in connection with ten private label mortgage securitization transactions where Freddie Mac has invested. The transactions include mortgage loans serviced but not originated by OLS or its affiliates. Ocwen Loan Servicing is cooperating with the FHFA’s requests.

Recent inquiries into servicer foreclosure processes could result in actions by State or Federal governmental bodies, regulators or the courts that could result in temporary moratoria on mortgage foreclosures or an extension of foreclosure timelines, which may be applicable generally to the servicing industry or to us in particular. In addition, a number of our match funded advance facilities contain provisions that limit the eligibility of advances to be financed based on the length of time that advances are outstanding, and two of our match funded advance facilities have provisions that limit new borrowings if average foreclosure timelines extend beyond a certain time period, either of which, if such provisions applied, could adversely affect liquidity by reducing our average effective advance rate. In addition, governmental bodies may impose regulatory fines or penalties as a result of our foreclosure processes or impose additional requirements or restrictions on such activities which could increase our operating expenses. Increases in the amount of advances and the length of time to recover advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for advances would lead increased borrowings, reduced cash and higher interest expense which could negatively impact our liquidity and profitability.

Ocwen has been a party to loan sales and securitizations dating back to the 1990s. There is one securitization with an original UPB of $200 million where Ocwen could be subject to putback risk. This is the only securitization containing loans originated in the past decade were Ocwen provided representations and warranties. We are unable to estimate the likelihood that the foreclosure process inquiry or possibility of loan putbacks will have a measurable financial impact on Ocwen or to quantify any potential financial impact at this time.

NOTE 26	SUBSEQUENT EVENTS

Effective October 1, 2010, Ocwen and the other stockholders of BMS Holdings no longer own any interest in BMS. The stock of BMS was transferred to debt holders as part of a restructuring plan. Ocwen no longer has a business relationship with BMS or its affiliates. Following the restructuring, BMS Holdings has no assets or operations. BMS Holdings had acquired BMS on July 31, 2006. Since the second quarter of 2008, we have carried our investment in BMS Holdings at zero and have not recognized any income or losses. On October 15, 2010, BMS Holdings changed its name to BHI Liquidation, Inc.

In October 2010, we entered into agreements to sell our 1% general partnership interests in three affordable housing properties. The closing of these sales is subject to due diligence and approval by the respective state housing finance agency.
The carrying value of our investment in these properties is zero. Should these transactions close in 2010, the estimated gain is approximately $5,000 based on the preliminary sales prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands, Except Share Data and Unless Otherwise Indicated)

INTRODUCTION

Unless specifically stated otherwise, all references to September 2010 and September 2009 refer to the three and nine-month periods ended, or to the dates, as the context requires, September 30, 2010 and September 30, 2009, respectively.

The following discussion of our results of operations, change in financial condition and liquidity should be read in conjunction with our Interim Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2009.

OVERVIEW

Strategic Priorities

Our strategic priorities for 2010 and beyond are to:

1.	Establish predictable and sustainable revenue growth in our servicing operations
2.	Improve process efficiencies to continuously reduce cost
3.	Improve servicing quality and customer service
4.	Reduce asset intensity

These strategic priorities support our long-term goals for return on equity and earnings per share growth.

For sustainable revenue growth, we have a three-pronged approach:

1.
Acquisition of Existing Servicing Platforms. Ocwen is continuing to search for additional seasoned non-prime servicing portfolios and is pursuing such opportunities where it believes the return is attractive for our stockholders and where we have confidence in our ability to fund or finance such acquisitions.

2.
Special Servicing Opportunities. We continue to pursue opportunities with government-sponsored entities to grow our special servicing portfolio. Additionally, investor groups have recently initiated discussions regarding transferring servicing portfolios to us in order to improve returns on the related bonds.

3.	Flow Servicing. Our longer term goal is to develop a consistent and sustainable flow of newly originated Federal Housing Administration (FHA) servicing at attractive returns.

The latter three 2010 strategic priorities:

•	improve process efficiencies to reduce cost;

•	improve servicing quality and customer service; and

•	reduce asset intensity;

are interrelated, reflecting our belief that continual process improvement leads to higher quality, lower cost (both operational and financial) and higher income per dollar of UPB.

The key operating metric to accomplish these priorities is the reduction in non-performing loans which:

•
When a delinquent loan becomes current, this prompts (i) the recovery and recognition of deferred servicing fees, (ii) HAMP fees in the case of a HAMP modification and (iii) late fees in the case of a non-HAMP modification.

•	Reduces advances and, hence, asset intensity and interest expense freeing up equity for additional acquisitions.

•	Reduces operating expenses because non-performing loans are more costly to service.

Results of our revenue initiatives through the third quarter of 2010 include the following:

•
On March 29, 2010, we entered into a Servicing Rights Purchase and Sale Agreement under which we agreed to purchase the rights to service approximately 38,000 mortgage loans with an aggregate unpaid principal balance (UPB) of approximately $6.9 billion. This acquisition was completed on May 3, 2010.

•
On May 28, 2010, we entered into an Asset Purchase Agreement pursuant to which OLS agreed to acquire the U.S. non-prime mortgage servicing business known as “HomEq Servicing” from Barclays Bank PLC and Barclays Capital Real Estate Inc. This acquisition closed on September 1, 2010 and 134,000 residential loans with an unpaid principal balance of $22.4 billion were boarded onto Ocwen’s platform increasing the size of Ocwen’s Servicing business to $76.7 billion in UPB on the closing date. See Note 3 for additional details regarding the HomEq Servicing acquisition.

Recent actions by certain RMBS investor groups brings the prospect of greater investor involvement in loan servicing and the possibility that investors will seek to transfer servicing on some seasoned non-agency securitized loan portfolios in order to improve returns. This development represents a potential threat to and an opportunity for all servicers. Certain investors with whom Ocwen has discussed servicing opportunities have cited Ocwen’s consistently high ranking in third party servicing effectiveness studies. If servicing were to be transferred away from Ocwen on PSAs that have exceeded maximum loss limits in the contract, there is a possibility that Ocwen would not be compensated for the value of the servicing lost, and this would cause an impairment of the MSR asset. In addition to the possibility that pools of servicing would transfer between servicers, there is also the possibility that the servicing of certain loans may transfer as a result of loan putbacks. Our view is that delinquent loans are the most likely loans to be put back to the originator. Although putbacks could reduce revenue, the effect on profitability could be positive because delinquent loans require advances and cost more to service. While putbacks have the potential to reduce UPB and affect MSR valuations, it is not clear whether the change in value would be adverse or that the change in the MSR value, even if adverse, would result in any impairment.

Recent inquiries into servicer foreclosure processes bring the possibility of action by State or Federal government bodies, regulators or courts that could have an adverse effect on the average foreclosure timeline and increase asset intensity. The average number of days that properties remained in foreclosure has extended by 29 days through the third quarter of 2010 as compared to 2009 and may extend further. Despite this timeline extension, the 90+ non-performing delinquency rate on the Ocwen portfolio, excluding servicing acquired in 2010, has decreased from 18.8% at the end of 2009 to 18.3% at September 30, 2010. This improvement occurred despite the extension of foreclosure timelines because of fewer loans entering delinquency and because of other operational improvements initiated by management. It is not possible to predict the financial impact of changes in foreclosure processes, but if the extension of timelines causes delinquency rates to rise, this could lead to a delay in revenue recognition and collections, an increase in operating expenses and an increase in the advance ratio. Such changes would lead to increased borrowings, reduced cash and higher interest expense.

Ocwen has been a party to loan sales and securitizations dating back to the 1990s. The majority of securities issued in these transactions have been retired and are not subject to putback risk. There is one remaining deal with an original UPB of approximately $200 million where Ocwen provided reps and warranties and the loans were originated in the last decade. Ocwen performed due diligence on each of the loans included in this securitization. Ocwen is not aware of any inquiries or claims regarding loan putbacks for any transaction where we made representations and warranties.

Therefore, taking into consideration the possible effects of recent events the key drivers of our profitability are growth in our Servicing portfolio, our ability to reduce non-performing loans (including effective management of the foreclosure process) and becoming the servicer of choice for RMBS investors seeking improved bond performance through higher quality servicing.

Operating Segments

Our current business segments are:

•	Servicing
•	Loans and Residuals
•	Asset Management Vehicles (AMV)

In addition to our core residential servicing business, Ocwen Asset Management (OAM) includes our equity investments in asset management vehicles and our remaining investments in subprime loans and residual securities.

Prior to August 10, 2009, Ocwen Solutions (OS) included our former unsecured collections business, our former residential fee-based loan processing businesses, our former technology platforms, our equity investment in BMS Holdings and the results of our international commercial loan servicing business conducted through GSS. With the exception of our interests in GSS and BMS Holdings, which have minimal or no book value, we distributed the assets, liabilities and operations of the OS line of business in the Separation.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results and Financial Condition and Note 23 to the Interim Consolidated Financial Statements for additional financial information regarding each of our segments.

Operations Summary

The HomEq Acquisition on September 1, 2010, separation of Altisource from Ocwen on August 10, 2009 and a recent legal judgment have significantly impacted our consolidated operating results. The operating results of the HomEq Servicing business are included in the Servicing segment since September 1, 2010. As a result of the Separation, Ocwen ceased, beginning on August 10, 2009, to record operating results from Mortgage Services, Financial Services and Technology Products segments.

Three Months Ended September 2010 versus September 2009. We reported a net loss attributable to OCN of $8,835, or $0.09 per share, in the third quarter of 2010 as compared to a net loss of $42,031, or $0.51 per share, for the third quarter of 2009. The loss in the third quarter of 2010 is attributable to one-time expenses including $33,902 in transaction related charges for the HomEq acquisition and $20,096 in charges for litigation primarily related to the Cartel judgment. The most significant item contributing to the reduction in the net loss between the third quarter of 2009 and the third quarter of 2010 is the absence of $56,500 in one-time income tax expense recognized in the third quarter of 2009, most in connection with the separation of Altisource (f/k/a Ocwen Solutions). Additional normalizing items include an unrealized loss of $2,976 on Auction rate securities in the third quarter of 2010 compared to $7,314 of unrealized gains in the third quarter of 2009 and the absence of $3,257 in contribution from the former OS segment in the third quarter of 2009. The majority of the remaining favorable variance is attributable to an increase in the size of Ocwen’s Servicing segment where the total unpaid principal balance increased from $40.3 billion in the third quarter of 2009 to $76.1 billion in the third quarter of 2010, or 89%, and to lower servicing cost per loan.

Third quarter 2010 pre-tax income from continuing operations was affected by:

•
One-time transaction related expenses associated with the HomEq servicing acquisition of $33,902 including severance and WARN Act compensation of $30,345, technology contract exit costs of $2,249, other professional fees of $245 and various other expenses of $1,100.

•	$20,096 in litigation related charges, primarily related to a judgment against Ocwen in the Cartel case of $12,720 including punitive damages.
•	A non-cash reduction in the fair market value of Auction rate securities of $2,976.
•	Interest and amortization of loan expense for the $350,000 term loan which closed in the second quarter of 2010 of $6,337.

Income from discontinued operations, net of tax, of $4,383 is related to a true-up of Ocwen’s tax expense on the sale of Bankhaus Oswald Kruber GmbH & Co. which took place in the fourth quarter of 2009.

In comparison to the third quarter of 2009, Servicing revenue was 51% higher, and the unpaid principal balance serviced increased from $40.3 billion at September 30, 2009 to $76.1 billion at September 30, 2010. Operating expenses of the Servicing segment increased by 118% primarily due to $33,902 of expenses related to the HomEq acquisition. Pre-tax income for Servicing of $5,428 was 69% lower than in the same quarter last year, however, after adjusting for one-time charges, income was 121%, or $21,649, higher due to the growth and unit cost reductions.

Loans and Residuals benefited from a decrease in unrealized losses due to slower declines in the estimated fair value of loans and real estate. The Asset Management Vehicles segment improved principally because of positive earnings on our investments in asset management vehicles.

Nine months Ended September 2010 versus September 2009. We generated net income attributable to OCN of $28,063, or $0.27 diluted earnings per share, for the nine months ended September 2010 compared to a net loss of $9,092, or $0.13 diluted earnings per share for the nine months ended September 2009. Income from continuing operations before income taxes was $23,995 as compared to $73,067 for the nine months ended September 2010 and 2009, respectively. The provision for income taxes was reduced by the affect of the reversal of $8,348 of reserves related to income tax receivables. The net loss for the 2009 period includes the $50,631 income tax effect of the Altisource separation recognized in the third quarter. Discontinued operations for 2010 includes the $4,383 income tax benefit recorded in the third quarter related to additional tax losses on our former investment in BOK.

Our operating results for the nine months ended September 2010 benefited from higher fees from modifications and the effects of $31.9 billion of UPB additions to the Servicing portfolio in the first nine months of 2010, including $22.4 billion on September 1, 2010 related to the HomEq Acquisition. These benefits were offset by the spinoff of the former OS segments to Altisource, which generated Income from continuing operations before income taxes of $21,536 for the portion of the nine months ended September 30, 2009 for which Ocwen Solutions is included in our results, litigation expense of $25,259 incurred primarily in connection with the Cartel verdict and the proposed settlement of the MDL Proceeding, $36,652 of expenses related to the HomEq Acquisition and the $3,000 write-off of a commercial real estate investment. In addition, losses on auction rate securities were $3,899 for the first nine months of 2010 as compared to gains of $13,298 for the same period of 2009.

The following table summarizes our consolidated operating results for the periods ended September 30, 2010 and 2009. We have provided a more complete discussion of operating results by line of business in the Segment Results and Financial Condition section.

	Three months			Nine months
	2010	2009	% Change	2010	2009	% Change
Consolidated:
Revenue (1)	$95,569	$84,211	13%	$247,108	$307,980	(20)%
Operating expenses (2)	93,374	54,232	72	173,209	199,148	(13)
Income from operations	2,195	29,979	(93)	73,899	108,832	(32)
Other expense, net	(22,907)	(6,521)	251	(49,904)	(35,765)	40
Income (loss) from continuing operations before taxes	(20,712)	23,458	(188)	23,995	73,067	(67)
Income tax expense (benefit)	(7,487)	65,294	(111)	310	82,803	(100)
Income (loss) from continuing operations	(13,225)	(41,836)	(68)	23,685	(9,736)	(343)
Income (loss) from discontinued operations, net of taxes	4,383	(231)	(1,997)	4,383	633	592
Net income (loss)	(8,842)	(42,067)	(79)	28,068	(9,103)	(408)
Net income (loss) attributable to non-controlling interest in subsidiaries	7	36	(81)	(5)	11	(145)
Net income (loss) attributable to Ocwen	$(8,835)	$(42,031)	(79)	$28,063	$(9,092)	(409)

Segment income (loss) from continuing operations before taxes:
Servicing	$5,428	$17,681	(69)%	$59,361	$58,381	2%
Loans and Residuals	1,185	(82)	(1,545)	138	(7,063)	(102)
Asset Management Vehicles	(280)	(1,638)	(83)	(157)	(3,567)	(96)
Mortgage Services	—	3,819	(100)	—	17,815	(100)
Financial Services	—	(2,935)	(100)	—	(5,969)	(100)
Technology Products	—	2,331	(100)	—	9,590	(100)
Corporate items and other	(27,045)	4,282	(732)	(35,347)	3,880	(1,011)
	$(20,712)	$23,458	(188)	$23,995	$73,067	(67)

(1)	Excluding revenues earned by GSS and intersegment revenues eliminated in consolidation, OS revenues were $20,868 and $106,257, respectively, for the three and nine months ended September 30, 2009.

(2)
Excluding expenses incurred by GSS and intersegment expenses eliminated in consolidation, OS operating expenses were $19,070 and $91,847, respectively, for the three and nine months ended September 30, 2009.

Change in Financial Condition Summary

The overall increase in our assets of $1,486,424 or 84% during the nine months ended September 30, 2010 was principally the result of the following changes:

•	Cash increased by $72,992.

•	Auction rate securities declined by $172,752 primarily due to sales, the settlement of two litigation actions and redemptions.

•
Total advances increased by $1,377,398 primarily because of the $22.4 billion of servicing UPB we acquired as part of the HomEq Acquisition in the third quarter and the $6.9 billion of servicing UPB we acquired in the second quarter.

•
Loans – restricted for securitization investors of $69,736 represent loans held by four securitization trusts that, effective January 1, 2010, we began to include in our consolidated financial statements under the provisions of ASC 810, Consolidation. See Note 8 to our Interim Consolidated Financial Statements for additional information.

•	MSRs increased by $86,128 due to purchases of $84,683 in the third quarter as part of the HomEq Acquisition and purchases of $23,425 in the second quarter offset by amortization expense of $22,136.

•	Goodwill of $19,457 related to the HomEq acquisition.

•	Premises and equipment, net increased by $8,568 primarily due to the $8,008 acquired as part of the HomEq acquisition.

•
Other assets increased by $57,465 as a result of an increase in debt service accounts and debt issuance costs related to new borrowings incurred in connection with the HomEq Acquisition. In addition, we were required to deposit $25,712 of cash collateral with the counterparties to interest rate swap agreements we entered into during the second quarter of 2010.

Liabilities increased by $1,463,595, or 162%, during the nine months ended September 30, 2010 primarily because of the following items:

•
Match funded liabilities increased by $1,140,655 reflecting the issuance of $200,000 of notes under the TALF program and the issuance of $1,011,000 of notes in connection with the financing of the advances acquired as part of the HomEq Acquisition, of which $824,000 was outstanding at September 30, 2010.

•
Secured borrowings – owed to securitization investors of $64,564 consist of certificates issued by the four securitization trusts that we began to include in our consolidated financial statements effective January 1, 2010. See Note 13 to our Interim Consolidated Financial Statements for additional information.

•
Lines of credit and other secured borrowings increased $388,689 due to a $350,000 senior secured term loan facility that we entered into in connection with HomEq Acquisition and secured borrowings of $64,448 primarily in connection with our investment in auction rate securities. These borrowings were partly offset by the first $8,750 quarterly repayment on the senior secured term loan in September and the first annual $12,000 repayment on our $60,000 fee reimbursement advance in March.

•	We fully repaid the investment line term note which had an outstanding balance of $156,968 at December 31, 2009.

•	Debt securities declined $13,010 as a result of repurchases. In January 2010, we repurchased $12,930 par value of our 10.875% Capital Trust Securities at a discount to par value in the open market.

•
Other liabilities increased by $75,969 due to accrued severance for terminated HomEq employees of $20,889, accruals of $24,067 established primarily in connection with the MDL and Cartel litigation and the $21,852 fair value of interest rate swaps we entered into during the second quarter of 2010.

Liquidity Summary

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of September 30, 2010, as measured by cash and available credit, was $312,578, an increase of $20,463, or 7%, from December 31, 2009 to September 30, 2010. At September 30, 2010, our cash position was $163,911 compared to $90,919 at December 31, 2009. Our available credit on collateralized but unused advance financing capacity was $148,667 at September 30, 2010 compared to $201,195 at December 31, 2009.

Our investment policies emphasize principal preservation by limiting investments to include:

•	Securities issued by the U.S. government, a U.S. agency or a U.S. government-sponsored enterprise
•	Money market mutual funds
•	Money market demand deposits

Currently, we are primarily invested in money market demand deposits. Furthermore, our investment policies are intended to minimize credit and counterparty risk by establishing risk limits based on each counterparty’s equity size and long-term credit ratings.

We regularly monitor and project cash flow timing in connection with our efforts to minimize the liquidity risk. In assessing our liquidity outlook, our primary focus is on maintaining cash and unused borrowing capacity that is sufficient to meet the needs of the business. While we expect to renew or replace certain advance facility notes as they mature, it is noteworthy that the cash projected to be generated over the next several years from reducing advance balances approximately offsets the projected reduction in borrowing as our advance facility notes mature, even if these notes are not renewed or replaced.

At September 30, 2010, $992,654 of our total maximum borrowing capacity remained unused. The unused borrowing capacity in the Servicing business may be utilized in the future by pledging additional qualifying collateral to our facilities. We plan to reduce unused borrowing capacity in the future to a level that we consider sufficient in order to reduce the up-front facility costs within interest expense.

We maintain unused borrowing capacity for three reasons:

•	As a protection should Advances increase due to increased delinquencies,

•	As a protection should we be unable to either renew existing facilities or obtain new facilities and

•	To provide capacity for the acquisition of additional servicing.

Interest Rate Risk Summary

Interest rate risk is a function of (i) the timing and (ii) the dollar amount of assets and liabilities that re-price at each point in time. We are exposed to interest rate risk to the extent that our interest-bearing liabilities mature or re-price at different speeds, or different bases, than interest-earning assets.

We have executed a hedging strategy aimed to largely neutralize the impact of changes in interest rates within a certain time period. As of September 30, 2010, the value of our outstanding hedges was similar to the net exposure of projected interest rate sensitive liabilities and interest rate sensitive assets for the next several years.

If interest rates increase by 1% on our variable rate advance financing and interest earning cash and float balances as of September 30, 2010, we estimate a net positive impact of approximately $2,930 resulting from an increase of $6,152 in annual interest income compared to an increase of $3,222 in annual interest expense. This outcome is due in large part to our hedging activities. See Note 18 to our Interim Consolidated Financial Statements for additional information regarding our use of derivatives.

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

SEGMENT RESULTS AND FINANCIAL CONDITION

For each of our business segments, the following section provides a discussion of the changes in financial condition during the nine months ended September 30, 2010 and a discussion of pre-tax results of operations for the three and nine months ended September 30, 2010 and 2009. Due to the Separation, as of August 10, 2009, neither the assets and liabilities, nor the subsequent operations of the Mortgage Services, Financial Services and Technology Products segments, except for BMS Holdings and GSS, are included in our results. As a separate, publicly-traded company, Altisource Portfolio Solutions S.A. (NASDAQ:ASPS) is required to file a Form 10-Q with the Securities and Exchange Commission.

Servicing

The following table presents selected results of operations of our Servicing segment for the periods ended September 30:

	Three months		Nine months
	2010	2009	2010	2009
Revenue
Servicing and subservicing fees	$86,721	$52,968	$219,852	$170,846
Process management fees	7,907	10,008	24,112	29,551
Other	741	1	2,617	1
Total revenue	95,369	62,977	246,581	200,398

Operating expenses
Compensation and benefits	39,184	7,754	54,945	24,100
Amortization of servicing rights	7,874	7,159	22,103	25,743
Servicing and origination	1,686	1,516	4,352	5,696
Technology and communications	5,151	3,852	14,370	9,820
Professional services	3,332	1,783	11,689	6,402
Occupancy and equipment	4,157	2,537	10,607	7,542
Other operating expenses	7,628	7,007	22,973	19,478
Total operating expenses	69,012	31,608	141,039	98,781

Income from operations	26,357	31,369	105,542	101,617

Other income (expense)
Interest income	51	126	161	205
Interest expense	(20,619)	(15,344)	(44,772)	(46,829)
Gain (loss) on debt redemption	—	1,600	(571)	1,600
Other, net	(361)	(70)	(999)	1,788
Total other expense, net	(20,929)	(13,688)	(46,181)	(43,236)

Income from continuing operations before income taxes	$5,428	$17,681	$59,361	$58,381

The following table provides selected operating statistics at or for the three and nine months ended September 30:

	Three months			Nine months
	2010	2009	% Change	2010	2009	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$53,844,690	$27,712,867	94%	$53,844,690	$27,712,867	94%
Non-performing loans	16,670,616	10,102,719	65	16,670,616	10,102,719	65
Non-performing real estate	5,624,716	2,478,112	127	5,624,716	2,478,112	127
Total residential assets serviced (2)	$76,140,022	$40,293,698	89	$76,140,022	$40,293,698	89

Average residential assets serviced	$60,160,356	$39,313,253	53%	$55,104,751	$39,687,633	39%

Prepayment speed (average CPR)	12.6%	19.6%	(36)%	12.7%	20.8%	(39)%

Percent of total UPB:
Servicing portfolio	69.6%	67.1%	4%	69.6%	67.1%	4%
Subservicing portfolio	30.4	32.9	(8)	30.4	32.9	(8)
Non-performing residential assets serviced, excluding Freddie Mac	27.2%	26.9%	1	27.2%	26.9%	1

Number of:
Performing loans (1)	379,097	228,575	66%	379,097	228,575	66%
Non-performing loans	87,941	52,540	67	87,941	52,540	67
Non-performing real estate	27,954	11,841	136	27,954	11,841	136
Total number of residential assets serviced (2)	494,992	292,956	69	494,992	292,956	69

Average number of residential assets serviced	401,454	289,568	39	375,805	300,058	25
Percent of total number:
Servicing portfolio	68.8%	61.2%	12%	68.8%	61.2%	12%
Subservicing portfolio	31.2	38.8	(20)	31.2	38.8	(20)
Non-performing residential assets serviced, excluding Freddie Mac	21.2%	18.5%	15	21.2%	18.5%	15

Residential Servicing and Subservicing Fees
Loan servicing and subservicing	$57,520	$41,317	39%	$150,613	$129,555	16%
Late charges	8,710	5,360	63	24,121	21,439	13
HAMP fees	11,616	777	1,395	22,655	777	2,816
Loan collection fees	2,191	1,802	22	6,448	5,663	14
Custodial accounts (float earnings)	632	866	(27)	2,080	3,906	(4)
Other	4,922	2,383	107	11,569	8,337	39
	$85,591	$52,505	63	$217,486	$169,677	28

Financing Costs
Average balance of advances and match funded advances	$1,612,676	$998,907	61%	$1,248,447	$1,041,319	20%
Average borrowings	1,164,304	684,161	70	828,675	805,120	3
Interest expense on borrowings	19,259	13,530	42	42,201	40,342	5
Facility costs included in interest expense	4,421	7,583	(42)	14,232	18,857	(25)
Effective average interest rate	6.62%	7.91%	(16)	6.79%	6.68%	2
Average 1-month LIBOR	0.29%	0.27%	7	0.28%	0.37%	(24)

Average Employment
India and other	1,837	1,117	64%	1,580	1,046	51%
United States (3)	231	264	(13)	228	289	(21)
Total	2,068	1,381	50	1,808	1,335	35

Collections on loans serviced for others	$1,350,232	$1,591,973	(15)%	$3,703,911	$5,222,974	(29)%

(1)
Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)
At September 30, 2010, we serviced 372,997 subprime loans with a UPB of $58,407,094. This compares to 243,593 subprime loans with a UPB of $35,682,666 as December 31, 2009. At September 30, 2009, we serviced 194,774 subprime loans and real estate with a UPB of $27,888,502.

(3)
Does not include 1,158 employees transferred to Ocwen as a result of the HomEq Acquisition. These employees are being paid their salary through October 31, 2010 plus severance. Approximately one-half of these employees were placed on leave immediately with most of the remainder to be placed on leave at various dates through October 31, 2010. A small number of transferred employees are expected to work beyond October 31, 2010. The duties of these employees are being transferred to existing and newly-hired Ocwen employees in the United States, India and Uruguay.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB		Count
	2010	2009	2010	2009
Servicing portfolio at beginning of the year	$49,980,077	$40,171,532	351,595	322,515
Additions	1,372,733	3,626,000	7,203	11,036
Runoff	(1,674,811)	(3,008,397)	(11,813)	(29,451)
Servicing portfolio at March 31	49,677,999	40,789,135	346,985	304,100
Additions	7,466,279	57,000	40,614	180
Runoff	(1,899,702)	(2,440,128)	(13,648)	(17,758)
Servicing portfolio at June 30	55,244,576	38,406,007	373,951	286,522
Additions	23,078,457	4,493,000	136,714	24,062
Runoff	(2,183,011)	(2,605,309)	(15,673)	(17,628)
Servicing portfolio at September 30	$76,140,022	$40,293,698	494,992	292,956

Three Months Ended September 30, 2010 versus 2009. Residential servicing and subservicing fees increased due to the increase in the UPB of residential assets serviced and an increase in modifications.

The average UPB of assets serviced was 53% higher in the third quarter of 2010 while residential servicing and subservicing fees increased by 63%. Servicing fees for the third quarter of 2010 include $8,712 earned on the HomEq portfolio for the period from the acquisition date of September 1, 2010 through September 30, 2010.

The percentage of UPB representing servicing increased by 20% to 69.6% as compared to 58.1% on June 30, 2010 as a result of the $22.4 billion of servicing UPB that we acquired in the HomEq Acquisition. However, revenues from newly acquired servicing are principally the contractual servicing fee. Ancillary revenues which are driven by the resolution of non-performing loans ramp up gradually until approximately one year after the acquisition.

We recognize revenue in the form of deferred servicing fees and ancillary revenues whenever we return a loan to performing status whether it be through a HAMP modification, a non-HAMP modification or otherwise. Loan servicing fees and late charges, excluding HAMP fees, that we recognized as a result of modifications completed during the third quarter of 2010 and 2009 totaled $9,842 and $3,756, respectively. HAMP fees were $11,616 and $777 in the third quarter of 2010 and 2009, respectively. We completed a total of 15,928 modifications during the third quarter of 2010 as compared to 7,000 during the third quarter of 2009. In the third quarter of 2010, 27% of completed modifications were HAMP, and the remainder were non-HAMP. This compares to 14,384 modifications in the second quarter of 2010, of which 29% were HAMP.

As of September 30, 2010, we estimate that the balance of uncollected and unrecognized servicing fees related to delinquent borrower payments was $125,738 compared to $55,612 as of December 31, 2009. The increase in 2010 is primarily due to the $22.4 billion of servicing UPB acquired in the HomEq Acquisition and the $6.9 billion of servicing UPB that we acquired in the second quarter.

Operating expenses increased by $37,404 primarily due to $33,902 of expenses incurred in connection with the HomEq Acquisition, including $30,345 of compensation expenses and $2,494 of professional fees incurred in connection with the HomEq Acquisition.

The delinquency rate remained relatively stable in the third quarter of 2010. The increase in total advances is primarily the result of advances acquired as part of the HomEq Acquisition and the servicing acquisition that we completed in the second quarter of 2010. We expect delinquency rates to remain flat or decline somewhat during the remainder of 2010 assuming the absence of broad-based foreclosure moratoria.

Prepayment speed was 36% lower in the third quarter of 2010 primarily due to a decline in loan payoffs and real estate sales. Real estate sales and other involuntary liquidations accounted for approximately 77% of prepayments during the third quarter of 2010 as compared to over 83% for the same period in 2009.

Interest expense on borrowings in the third quarter of 2010 was 42% higher than in the third quarter of 2009 principally because of additional borrowings in connection with the HomEq and Saxon acquisitions. As a result, average Servicing borrowings increased by 70% during the third quarter of 2010 as compared to the third quarter of 2009 as average advances and match funded advances increased by 61% during the same period. In addition, interest expense for the third quarter of 2010 includes $1,442 of net settlements related to interest rate swap agreements that we entered into during the second quarter of 2010.

Nine months ended September 30, 2010 versus 2009. Residential servicing and subservicing fees for the first nine months of 2010 were 28% higher than the same period of 2009 primarily due to a 39% increase in the average UPB of residential assets serviced. HAMP fees during the first nine months of 2010 were $22,655 but were partly offset by the waiver of late charges on loans with HAMP modifications. We completed 49,924 modifications during the first nine months of 2010, as compared to 35,808 for the same period of 2009. Revenue declined relative to average UPB in 2010 as compared to the same period in 2009 due primarily to a higher mix of subservicing in 2010 and to lower initial revenue yield on the new Saxon and HomEq portfolios.

Operating expenses for the first nine months of 2010 increased by $42,258 over the same period of 2009 principally because of $36,652 of expenses incurred in connection with the HomEq Acquisition and a $5,163 reserve established in connection with the proposed settlement of the MDL Proceeding in the second quarter.

Interest expense on borrowings for the first nine months of 2010 was 5% higher than the same period in 2009 principally because of an increase in average borrowings on advance facilities, the closing of the $350,000 senior secured term loan, higher average interest rates on the subordinated notes on the HomEq advance facility and the costs associated with the increase in unused advance financing capacity, partly offset by lower spreads on advance facilities.

The following table shows selected assets and liabilities of our Servicing segment at:

	September 30, 2010	December 31, 2009
Advances (1)	$214,789	$141,429
Match funded advances (1)	2,126,991	822,615
Mortgage servicing rights (2)	203,930	117,802
Receivables, net	21,346	43,079
Goodwill (3)	19,457	—
Premises and equipment, net (4)	7,830	111
Debt service accounts (5)	65,175	50,221
Debt issuance costs, net (5)	26,355	6,802
Other	12,150	9,153
Total assets	$2,698,023	$1,191,212

Match funded liabilities (5)	$1,606,346	$465,691
Lines of credit and other secured borrowings (5)	380,051	55,810
Servicer liabilities	2,263	38,570
Deferred income	11,181	13,599
Checks held for escheat	12,703	7,947
Servicing liability	3,546	2,878
Accrued expenses and other (6)	71,590	15,575
Total liabilities	$2,087,680	$600,070

(1)
The increase in advances in 2010 is primarily due to the $1,062,873 of advances acquired in connection with the $22.4 billion of servicing UPB we acquired from HomEq Servicing. In addition, we acquired $525,190 of advances in connection with the $6.9 billion of servicing UPB acquired in the second quarter.

(2)
In addition to the $84,683 of MSRs we acquired as part of the HomEq acquisition, we purchased $23,425 of MSRs in the second quarter of 2010. These additions were offset in part by amortization of $22,136.

(3)	Goodwill recorded in connection with the HomEq Acquisition.

(4)	We acquired premises and equipment with a fair value of $8,008 on September 1, 2010 as part of the HomEq Acquisition.

(5)
In connection with the establishment of the $1,011,000 advance facility we entered into to finance the advances acquired as part of the HomEq Acquisition we paid $10,202 of fees, including a $10,110 securitization fee. These costs have been capitalized and are being amortized over three years to the amortization date of the notes. We also funded a debt service reserve account in the initial amount of $14,342. We paid $10,638 of fees in connection with the $350,000 senior secured term loan facility agreement that was used to fund a portion of the HomEq Acquisition. These costs and the original issue discount of $7,000 are being amortized over the five-year term of the loan. See Note 12 and Note 14 for additional information regarding these facilities.

(6)
The balance at September 30, 2010 includes $29,472 of accrued compensation expenses related to HomEq employees, including $20,889 for estimated severance payments. The balance also includes the $5,163 accrual established in connection with the settlement of the MDL Proceeding during the second quarter of 2010.

Loans and Residuals

The following table presents selected results of operations of our Loans and Residuals segment for the periods ended September 30:

	Three months		Nine months
	2010	2009	2010	2009
Revenue	$—	$—	$—	$—
Operating expenses	819	891	3,381	2,202
Loss from operations	(819)	(891)	(3,381)	(2,202)
Other income (expense)
Interest income	2,552	1,377	7,501	5,253
Interest expense	(180)	(288)	(408)	(1,437)
Gain (loss) on trading securities	—	987	—	124
Loss on loans held for resale, net	(689)	(1,242)	(2,960)	(8,783)
Other, net	321	(25)	(614)	(18)
Other income (expense), net	2,004	809	3,519	(4,861)
Loss from continuing operations before income taxes	$1,185	$(82)	$138	$(7,063)

Effective January 1, 2010, the Loans and Residual segment includes the four securitization trusts that we include in our consolidated financial statements under the provisions of ASC 810, Consolidation. Our results of operations for the three and nine months ended September 30, 2010 and our assets and liabilities as of that date include the effects of consolidating these trusts. The securitization trusts are essentially pass-through entities. However, as a result of including the trusts in our consolidated financial statements we maintain an allowance for losses on the loans and real estate held by the trusts. For the three and nine months ended September 30, 2010, the trusts generated Income (loss) from continuing operations before income taxes of $1,312 and $1,646, respectively, which includes the effect of the reversal of a portion of the allowance for loan losses in the amount of $943 and $1,073 during the three and nine months ended September 30, 2010, respectively. The decrease in the allowance results from a decline in the unpaid principal balance of the loans and real estate and an improvement in the past due status of nonperforming loans, particularly loans more than 90 days delinquent and loans in foreclosure. See Note 1 to our Interim Consolidated Financial Statements—Securitizations of Residential Mortgage Loans, for additional information.

Three Months Ended September 2010 versus 2009. Interest income during the third quarter of 2010 was higher than in 2009 largely due to the effects of consolidating the loan securitization trusts which generated interest income of $1,662 in the third quarter of 2010.

Gains on trading securities reflect the change in fair value on mortgage-backed securities. However, with the consolidation of the securitization trusts, we no longer recognize gains or losses on changes in fair value of the securities that we hold that were issued by the trusts.

Loss on loans held for resale, net, includes the adjustment necessary to present loans held for resale and the related real estate at estimated fair value and as well as realized losses on loan payoffs, foreclosures and charge-offs. The decline in losses on loans in 2010 reflects a smaller portfolio, fewer loans entering non-performing status and a slower decline in the valuations on the underlying loan and real estate collateral.

Other, net, includes $731 of charge-offs on the loans held by the securitization trusts offset by an increase of $109 in the fair value of an interest rate swap held by one of the trusts and $943 from the reversal of a portion of the allowance for loan losses that we established for loans held by the trusts.

Nine months ended September 30, 2010 versus 2009. Interest income is higher in the first nine months of 2010 than it was in the first nine months of 2009 principally because of the effects of including the four securitization trusts in our consolidated financial statements beginning January 1, 2010. The trusts generated interest income of $4,903. This effect was partially offset by lower interest income on loans held for sale because of a 15% decline in the UPB of the portfolio from September 2009 to September 2010.

Interest expense declined largely because of the repayment in September 2009 of a facility used to finance our loans held for resale. Loss on loans held for resale, net decreased because of a smaller loan portfolio, fewer loans entering non-performing status and a slowing of the declines in the valuation of the loan portfolio.

The change in Other, net, is principally attributable to $2,203 of losses on loans recognized by the securitization trusts offset by $1,073 from the reversal of a portion of the allowance for loans losses on trust loans and a $363 increase in the fair value of the interest rate swap held by one of the trusts.

The following table shows selected assets and liabilities of our Loans and Residuals segment at:

	September 30, 2010	December 31, 2009
Restricted cash – for securitization investors	$942	$—
Subordinate and residual trading securities (1)	—	3,634
Loans held for resale (2)	29,352	33,197
Advances on loans held for resale	3,988	4,321
Loans, net – restricted for securitization investors (3)	69,736	—
Real estate (4)	4,308	5,030
Other	1,577	2,508
Total assets	$109,903	$48,690

Secured borrowings – owed to securitization investors (5)	$64,564	$—
Other	1,733	1,164
Total liabilities	$66,297	$1,164

(1)
As more fully described in Note 1 to our Interim Consolidated Financial Statements—Securitizations of Residential Mortgage Loans, effective January 1, 2010, we eliminated our investment in securities issued by the newly consolidated securitization trusts.

(2)
Loans held for resale at September 30, 2010 and December 31, 2009 includes non-performing loans with a carrying value of $12,186 and $14,382, respectively. The UPB of nonperforming loans held for resale as a percentage of total UPB was 54% at September 30, 2010 compared to 56% at December 31, 2009. There were no loan sales during the first nine months of 2010.

(3)
Includes $72,179 of loans held by the newly consolidated securitization trusts, including $12,907 of nonperforming loans. The balance is net of an allowance for loan losses of $2,443. See Note 8 to the Interim Consolidated Financial Statements for additional information regarding these loans.

(4)
Includes $3,799 and $5,030 at September 30, 2010 and December 31, 2009, respectively, of foreclosed properties from our portfolio of loans held for resale that are reported net of fair value allowances of $4,094 and $4,810, respectively. During the first nine months of 2010, real estate sales more than offset transfers from loans held for resale. The balance at September 30, 2010 also includes $509 of foreclosed properties owned by the newly consolidated securitization trusts, net of valuation allowances of $945.

(5)	Represent certificates issued by the newly consolidated securitization trusts. See Note 13 to our Interim Consolidated Financial Statements for additional information regarding these borrowings.

Asset Management Vehicles

The following table presents selected results of operations of our Asset Management Vehicles segment for the periods ended September 30:

	Three months		Nine months
	2010	2009	2010	2009
Revenue (1)	$166	$432	$530	$1,429
Operating expenses	593	753	1,505	2,530
Loss from operations	(427)	(321)	(975)	(1,101)
Other income (expense)
OSI	55	(1,164)	708	(1,270)
ONL and affiliates	92	(153)	110	(1,196)
Equity in earnings (losses) of unconsolidated entities	147	(1,317)	818	(2,466)
Other income (expense), net	147	(1,317)	818	(2,466)
Income (loss) from continuing operations before income taxes	$(280)	$(1,638)	$(157)	$(3,567)

(1)
Revenue consists of management fees earned from OSI and ONL and affiliates. In addition, our Servicing segment earns fees for servicing loans on behalf of these unconsolidated entities. In determining the amount of consolidated equity in earnings to recognize, we add back our share of the loan servicing and management fee expense recognized by OSI, ONL and affiliates. During the third quarter of 2010 and 2009, we earned total fees of $714 and $1,034, respectively, from OSI and ONL and affiliates. Year to date, we earned total fees of $2,345 and $3,401 for 2010 and 2009, respectively. On a consolidated basis, we have recognized approximately 75% of the loan servicing and management fee revenue.

Three and Nine Months Ended September 2010 versus 2009. Management fee revenue continues to decline. The improvement in earnings of OSI and ONL and affiliates in the 2010 periods largely resulted from a reduction in losses on resolved loans, reflecting a slower decline in the valuations on the underlying loans and real estate collateral and in the fair value of residual securities.

The following table shows selected assets and liabilities of our Asset Management Vehicles segment at:

	September 30, 2010	December 31, 2009
Receivables	$104	$334
OSI (1)	7,718	7,885
ONL and affiliates (1)	4,487	7,044
Investments in unconsolidated entities	12,205	14,929
Other	—	8
Total assets	$12,309	$15,271

(1)
During the first nine months of 2010, we received distributions totaling $3,542 from OSI and from ONL and its affiliates. Our commitment to invest additional capital in ONL and affiliated entities expired in September 2010.

Mortgage Services, Financial Services and Technology Products

Mortgage Services, Financial Services and Technology Products were separated as of August 10, 2009 as part of the Separation of the Ocwen Solutions line of business, except for GSS and BMS Holdings which remain at Ocwen although BMS Holdings has no remaining book value. As a separate, publicly-traded company, Altisource Portfolio Solutions S.A. (NASDAQ:ASPS) will file a Form 10-Q with the Securities and Exchange Commission.

Corporate Items and Other

The following table presents selected results of operations of Corporate Items and Other for the periods ended September 30:

	Three months		Nine months
	2010	2009	2010	2009
Revenue	$369	$319	$1,143	$681
Operating expenses	23,166	3,555	27,904	11,367
Loss from operations	(22,797)	(3,236)	(26,761)	(10,686)
Other income (expense)
Gain (loss) on trading securities:
Auction rate securities	(2,961)	7,314	(3,899)	13,298
Subordinates and residuals	(52)	(10)	(59)	(76)
	(3,013)	7,304	(3,958)	13,222
Gain on debt redemption	—	—	723	534
Other, net	(1,235)	214	(5,351)	810
Other income (expense), net	(4,248)	7,518	(8,586)	14,566
Income (loss) from continuing operations before income taxes	$(27,045)	$4,282	$(35,347)	$3,880

Three Months Ended September 2010 versus 2009. The loss from continuing operations before income taxes is primarily due to $20,096 of litigation related expenses, primarily related to a judgment against Ocwen in the Cartel case of $12,720 including punitive damages, and $2,976 of unrealized losses on auction rate securities. In addition, $3,319 of the total interest expense incurred on the $350,000 senior secured term loan that was used to fund a portion of the HomEq acquisition has been recognized in Corporate Items & Other. This amount represents interest for the period from the closing of the term loan on July 29, 2010 to the closing of the HomEq Acquisition on September 1, 2010. Effective with the closing of the HomEq Acquisition, the term loan and the interest expense thereon has been recognized in the Servicing segment. See Note 25 for additional details regarding the Cartel case.

Nine months ended September 30, 2010 versus 2009. The loss from continuing operations before income taxes reflects litigation related expenses of $20,096 as disclosed above, $3,899 of losses on auction rate securities and $3,319 of allocated interest expense incurred on the $350,000 senior secured term loan that we used to fund a portion of the HomEq Acquisition. The losses on auction rate securities include realized losses of $1,892 primarily as a result of sales during the second quarter. In addition, during the second quarter of 2010 we recorded a charge of $3,000 to write-off of our investment in a commercial real estate partnership. Professional services expense for the first nine months of 2009 includes $3,501 related to expenses incurred in connection with the Separation.

The following table shows selected assets and liabilities of Corporate Items and Other at:

	September 30, 2010	December 31, 2009
Cash	$163,770	$90,778
Trading securities, at fair value
Auction rate (1)	74,712	247,464
Subordinates and residuals	—	58
Receivables, net	4,008	4,811
Income taxes receivable	16,303	17,865
Deferred tax assets, net	133,782	132,683
Premises and equipment, net	4,063	3,214
Interest-earning collateral deposits (2)	33,462	5,765
Other	5,439	11,539
Total assets	$435,539	$514,177

Lines of credit and other secured borrowings (1)	$64,448	$—
Investment line (1)	—	156,968
Debt securities (3)	82,554	95,564
Fair value of derivatives (2)	21,389	—
Liability for selected tax items	3,216	15,326
Checks held for escheat	5,062	4,880
Payable to Altisource	3,460	10,606
Other (4)	32,976	18,909
Total liabilities	$213,105	$302,253

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

(2)
As disclosed in Note 18, we entered into interest rate swap agreements during the second quarter to hedge against our exposure to an increase in variable interest rates. At September 30, 2010, we have $25,712 of cash collateral on deposit with the counterparties to the swap agreements.

(3)
In January 2010, we repurchased $12,930 par value of our 10.875% Capital Trust Securities at a discount to par in the open market which generated a gain of $717, net of the write-off of unamortized issuance costs. In June 2010, we repurchased $80 par value of Capital Trust Securities which generated a net gain of $6.

(4)	The balance at September 30, 2010 includes accruals of $18,904 established in connection with litigation. See Note 25 for additional information regarding litigation.

EQUITY

Total equity amounted to $888,692 at September 30, 2010 as compared to $865,863 at December 31, 2009. This increase of $22,829 is primarily due to net income of $28,063. In addition, as more fully described in Note 1—Securitizations of Residential Mortgage Loans, we recorded a $2,274 increase in the opening balance of retained earnings upon adoption of ASU 2009-17 (ASC 810, Consolidation) on January 1, 2010. The exercise of 502,026 stock options and the compensation in the form of employee share-based awards also contributed to the increase in equity in 2010. Partially offsetting these increases, we recognized $12,950 of unrealized losses, net of taxes of $7,606, in Other comprehensive loss on interest rate swaps that we designated as cash flow hedges.

INCOME TAX EXPENSE (BENEFIT)

Income tax expense (benefit) was $(7,487) and $65,294 for the third quarter of 2010 and 2009, respectively. For the nine-month periods, income tax expense (benefit) was $310 and $82,803 for the 2010 and 2009, respectively.

Our effective tax rate for first nine months of 2010 was 1.29% as compared to 35.3% for the same period of 2009. Income tax expense on Income from continuing operations before income taxes differs from amounts that would be computed by applying the U.S. Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes and foreign tax rates, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs and state taxes. In addition, the effective rate reflects a benefit from the release of a reserve of $12,005 predominantly related to the wind down and liquidation of an advance financing structure and statute expirations. The reserve for these items had been recorded in prior years.

Our effective tax rate for first nine months of 2010 includes a non-cash benefit of approximately 7.2% associated with the recognition of certain foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of September 30, 2010, as measured by cash and available credit, was $312,578, an increase of $20,463, or 7%, from December 31, 2009 to September 30, 2010. At September 30, 2010, our cash position was $163,911 compared to $90,919 at December 31, 2009. Our available credit on collateralized but unused advance financing capacity was $148,667 at September 30, 2010 compared to $201,195 at December 31, 2009.

Investment policy and funding strategy. Our primary sources of funds for near-term liquidity are:

•	Match funded liabilities	•	Payments received on loans held for resale
•	Lines of credit and other secured borrowings	•	Payments received on trading securities
•	Servicing fees and ancillary revenues

In addition to these near-term sources, additional long-term sources of liquidity include debt securities and equity capital.

Our primary uses of funds are the funding of servicing advances, the payment of interest and operating expenses, the purchase of servicing rights and the repayment of borrowings. We closely monitor our liquidity position and ongoing funding requirements.

Our investment policies emphasize principal preservation by limiting investments to include:

•	Securities issued by the U.S. government, a U.S. agency or a U.S. government-sponsored enterprise
•	Money market mutual funds
•	Money market demand deposits

Currently, we are primarily invested in money market demand deposits. Furthermore, our investment policies are intended to minimize credit and counterparty risk by establishing risk limits based on each counterparty’s equity size and long-term credit ratings.

We regularly monitor and project cash flow timing in connection with our efforts to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on two measures:

•	The relationship of dollars generated from maturing assets compared to dollars generated from maturing liabilities assuming no renewal of existing facilities and no new financings

•	Unused borrowing capacity

At September 30, 2010, $992,654 of our total maximum borrowing capacity remained unused. The unused borrowing capacity in the Servicing business may be utilized in the future by pledging additional qualifying collateral to our facilities. We plan to reduce unused borrowing capacity in the future to a level that we consider sufficient in order to reduce the up-front facility costs within interest expense.

We maintain unused borrowing capacity for three reasons:

•	As a protection should Advances increase due to increased delinquencies,

•	As a protection should we be unable to either renew existing facilities or obtain new facilities and

•	To provide capacity for the acquisition of additional servicing.

Outlook. In the fourth quarter of 2010, we expect to reduce up-front facility fees and reduce excess capacity in our advance facilities.

We also expect to benefit from the increase in the duration of our funding sources. Our $410,000 of TALF issuances, $28,000 variable funding term note and $811,000 HomEq facility funded with three-year term notes account for 78% of our drawn advance financing on September 30, 2010.

Debt financing summary. During the nine months ended September 30, 2010, we:

•	Issued $1,011,000 of notes in connection with the financing of advances acquired as part of the HomEq Acquisition;

•	Renewed a $500,000 advance note;

•
Entered into a $350,000 senior secured term loan that was issued with an original issued discount of $7,000 and used to fund a portion of the HomEq Acquisition as well as for general corporate purposes, of which $8,750 was repaid in September;

•	Renewed and extended a variable funding note with a maximum borrowing capacity of $300,000;

•	Issued $200,000 of advance receivable backed notes under the TALF program;

•	Fully repaid $156,968 on our auction rate securities investment line;

•	Renewed a $100,000 advance note;

•	Entered into financing arrangements collateralized by auction rate securities with a combined fair value and par value of $33,118 and $35,000, respectively, at September 30, 2010;

•	Entered into financing agreements collateralized by Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes with a par value of $32,716 at September 30, 2010.

•	Repurchased Capital Trust Securities with a face value of $13,010;

•	Repaid $12,000 on our original $60,000 fee reimbursement advance; and

•	Repaid $1,400 on our original $7,000 term note.

Maximum borrowing capacity for match funded advances increased by $1,239,000 from $1,360,000 at December 31, 2009 to $2,599,000 at September 30, 2010. This increase is the result of our issuance of $1,011,000 of notes in connection with the financing of advances acquired as part of the HomEq Acquisition, our issuance of the TALF notes and our ability to renew and increase advance facility notes before they entered their amortization period. We increased our unused advance borrowing capacity from $894,309 at December 31, 2009 to $992,654 at September 30, 2010 despite an increase in advances and match funded advances of $1,377,398. The primary reasons for the net increase in advances in 2010 were our acquisition of the $22.4 billion HomEq Servicing portfolio and our acquisition of a $6.9 billion servicing portfolio during the second quarter.

Our ability to finance servicing advances is a significant factor that affects our liquidity. Four of our match funded advance facilities that are rated are subject to increases in the financing discount if deemed necessary by the rating agencies in order to maintain the minimum rating required for the facility. While several rating agencies have adjusted their methodology for rating servicer advances and advance rates for newly issued notes are lower than in the past, we do not expect future advance rate changes to have a material effect on our liquidity. Our ability to continue to pledge collateral under each advance facility depends on the performance of the collateral. Currently, the majority of our collateral qualifies for financing under the advance facility to which it is pledged.

As discussed in the Overview - Strategic Priorities section and in the Risk Factors section, recent inquiries into servicer foreclosure processes could result in actions by State or Federal governmental bodies, regulators or the courts that could result in an extension of foreclosure timelines. While the effect on Ocwen’s advance balances and liquidity so far has been too small to measure and advances as a percent of UPB have continued to decline throughout the end of October, 2010, a material extension in foreclosure timelines could result in an increase in future advance balances. The impact of such an increase in advances on liquidity will be lessened if Ocwen maintains its ability to utilize spare capacity on its advance facilities as approximately 75% of the increase in advances could be borrowed. Conversely, if foreclosure moratoria are issued in a manner that is undefined such that there is a question around whether advances on foreclosed properties can be recovered in a timely manner, Ocwen may no longer be obligated to advance and may be able to recover existing advances in certain securitizations from pool-level collections which could cause advances to decrease. If any fines are assessed this will reduce earnings and cash. Two of Ocwen’s match funded advance facilities have provisions that limit new borrowing if average foreclosure timelines extend beyond a certain time period which under extreme circumstances could adversely affect liquidity by reducing Ocwen’s average effective advance rate.

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

Cash flows for the nine months ended September 30, 2010. Our operating activities provided $434,582 of cash primarily due to our liquidation of auction rate securities and net collections of servicing advances. Trading activities provided $168,853 of cash from sales, settlements and redemptions of auction rate securities. Excluding the advances acquired in connection with the $22.4 billion HomEq Servicing portfolio in the third quarter and the $6.9 billion servicing portfolio in the second quarter, advances declined $204,343 while servicer liabilities declined by $36,304.

Our investing activities used $1,711,776 of cash during the first nine months of 2010. During the third quarter of 2010, we paid $1,167,122 to acquire the HomEq Servicing business including $84,683 of MSRs and $1,062,873 of advances. During the second quarter of 2010, we paid $23,425 to purchase MSRs and acquired $528,882 of advances and other assets in connection with the acquisition of a $6.9 billion servicing portfolio. We also received $3,542 of distributions from our asset management entities during the first nine months of 2010.

Our financing activities provided $1,350,186 of cash primarily consisting of $1,140,655 of net proceeds from match funded liabilities of our Servicing business including $824,000 received in connection with the notes issued to finance the advances acquired as part of the HomEq Acquisition. We also received proceeds of $343,000 from the issuance of a senior secured term loan and $96,636 from collateralized financing transactions involving auction rate securities which we recognized as secured borrowings. This was partially offset by our repayment of the investment line of $156,968, reduction in borrowings collateralized by auction rate securities of $40,504 and purchase of our Capital Trust Securities with a face value of $13,010 for $11,659. We also paid the first annual installment of $12,000 on our $60,000 fee reimbursement advance and the first quarterly installment of $8,750 on the new senior secured term loan.

Cash flows for the nine months ended September 30, 2009. Our operating activities provided $229,529 reflecting a decline in the funding requirements of our Servicing operations and a decline in net cash used by trading activities. We collected net cash of $187,669 on advances and match funded advances while servicer liabilities declined by $76,294.

Our investing activities used $7,151 of net cash primarily due to the purchase of MSRs for $10,241 offset by $4,496 of distributions we received from our asset management entities.

Our financing activities used $227,549 of cash as we made $427,328 of net repayments of borrowings under our match funded advance facilities as a result of declines in servicing advances and our use of cash reserves to reduce advance borrowings. These payments were offset in part by $324,167 of net proceeds from the issuance and repurchase of common stock including $274,980 from the public offering of 32,200,000 shares in August 2009. Repayments of $97,987 on a note secured by mortgage servicing rights were partly offset by net proceeds of $67,000 from two new secured borrowings. We also repaid $33,551 on the investment line, paid $24,612 to repurchase a portion of our 3.25% Convertible Notes and distributed $20,028 of cash in connection with the Altisource separation.

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

If interest rates increase by 1% on our variable rate advance financing and interest earning cash and float balances, we estimate a net positive impact of approximately $2,930 resulting from an increase of $6,152 in annual interest income compared to an increase of $3,222 in annual interest expense based on September 30, 2010 balances. This outcome is due in large part to our hedging activities. See below and Note 18 to our Interim Consolidated Financial Statements for additional information regarding our use of derivatives.

At September 30, 2010, we had interest rate caps with a notional amount of $283,333 to hedge our exposure to rising interest rates on variable-rate match funded notes with a combined maximum borrowing capacity of $350,000. In addition, during the second quarter of 2010 we entered into interest rate swaps with a notional amount of $250,000 to hedge a portion of a $500,000 variable-rate advance funding facility of which we were borrowing $258,386 at September 30, 2010. Also during the second quarter of 2010, we entered into interest rate swaps with a notional amount of $637,201 to hedge a portion of the variable-rate debt under the advance facility used to fund advances that were acquired as part of the HomEq Acquisition. We were borrowing $824,000 under this facility at September 30, 2010.

September 30, 2010
Total borrowings outstanding (1)(2)	$2,148,198
Fixed rate borrowings	540,554
Variable rate borrowings	1,607,644
Float balances (held in custodial accounts, excluded from our Consolidated Balance Sheet)	451,300
Notional balance of interest rate caps	283,333
Notional balance of interest rate swaps (3)	879,736

(1)	Borrowing amounts are exclusive of any related discount.

(2)	Excluding Secured borrowings – owed to securitization investors of $64,564, the holders of which have no recourse against the assets of Ocwen.

(3)	Excluding an interest rate swap held by one of the securitization trusts that we began to include in our consolidated financials statements effective January 1, 2010.

Excluding Loans, net – restricted for securitization investors of $69,736, our Consolidated Balance Sheet at September 30, 2010 included interest-earning assets totaling $234,983 including $31,303 of interest-earning cash accounts, $74,712 of auction rate securities, $65,175 of debt service accounts, $29,352 of loans held for resale and $33,463 of interest-earning collateral accounts.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in Uruguay and India expose us to foreign currency exchange rate risk, but we do not consider this risk significant. During the second quarter of 2010, we entered into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee on recurring amounts payable to our subsidiary in India, OFSPL, for services rendered to U.S. affiliates. The notional balance of these contracts was $11,200 at September 30, 2010. We did not designate these contracts as hedges.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business may be affected by the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law on July 21, 2010. Certain provisions of the Dodd-Frank Act may impact our business. For example, we may be required to clear and exchange trade some or all of the swap transactions that we enter into which could result in higher cost, less transaction flexibility and price disclosure. Because many provisions of the Dodd-Frank Act require rulemaking action by governmental agencies to implement, we cannot predict the impact of the Dodd-Frank Act on Ocwen and its business.

Risks related to Regulatory Scrutiny regarding Foreclosure Processes. As discussed in the Overview – Strategic Priorities section, recent inquiries into servicer foreclosure processes could result in actions by State or Federal governmental bodies, regulators or the courts that could result in temporary moratoria on mortgage foreclosures or an extension of foreclosure timelines, which may be applicable generally to the servicing industry or to us in particular. In addition, a number of our match funded advance facilities contain provisions that limit the eligibility of advances to be financed based on the length of time that advances are outstanding, and two of our match funded advance facilities have provisions that limit new borrowings if average foreclosure timelines extend beyond a certain time period, either of which, if such provisions applied, could adversely affect liquidity by reducing our average effective advance rate. In addition, governmental bodies may impose regulatory fines or penalties as a result of our foreclosure processes or impose additional requirements or restrictions on such activities which could increase our operating expenses. Increases in the amount of advances and the length of time to recover advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for advances would lead to increased borrowings, reduced cash and higher interest expense which could negatively impact our liquidity and profitability.

Risks related to Loan Putbacks. Ocwen has been a party to loan sales and securitizations dating back to the 1990s. There is one securitization with an original UPB of  $200 million where Ocwen could be subject to putback risk. This is the only securitization containing loans originated in the past decade were Ocwen provided representations and warranties.

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
10.8
Senior Secured Term Loan Facility Agreement, dated as of July 29, 2010, by and among Ocwen Financial Corporation, certain subsidiaries of Ocwen Financial Corporation, the lenders that are parties to the agreement from time to time and Barclays Bank PLC (7)

10.9
Pledge and Security Agreement, dated as of July 29, 2010, by and between Ocwen Financial Corporation, Ocwen Loan Servicing, LLC and each of the other subsidiaries of Ocwen Financial Corporation that is a party to the agreement from time to time and Barclays Bank PLC (7)

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

(6)	Incorporated by reference from the similarly described exhibit included with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
(7)	Incorporated by reference from the similarly described exhibit included with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCWEN FINANCIAL CORPORATION

Date:	November 4, 2010	By:	/s/ John Van Vlack
John Van Vlack,
Executive Vice President, Chief Financial Officer and
Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)