Form 10-K
period 2010-12-31
OCWEN FINANCIAL Corp
filed 2011-02-28
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________________to _____________________

Commission File No. 1-13219

OCWEN FINANCIAL CORPORATION
(Exact name of Registrant as specified in our charter)

Florida	65-0039856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2002 Summit Boulevard
6th Floor
Atlanta, Georgia	30319
(Address of principal executive office)	(Zip Code)

(561) 682-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value	New York Stock Exchange (NYSE)
(Title of each class)	(Name of each exchange on which registered)

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

Large Accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No☒

Aggregate market value of the common stock of the registrant held by nonaffiliates as of June 30, 2010: $780,985,547

Number of shares of common stock outstanding as of February 22, 2011: 100,726,947 shares

DOCUMENTS INCORPORATED BY REFERENCE: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 12, 2011, are incorporated by reference into Part III, Items 10 - 12 and 14.

OCWEN FINANCIAL CORPORATION

2010 FORM 10-K ANNUAL REPORT

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

       These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts” or “continue” or the negative of such terms or other comparable terminology. These forward-looking statements are subject to inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Some, but not all, of the risks and uncertainties include those referred to in the section entitled “Risk Factors” and the following:

●	assumptions related to the sources of liquidity, our ability to fund advances and the adequacy of financial resources;
●	estimates regarding prepayment speeds, float balances, delinquency rates, advances and other servicing portfolio characteristics;
●	projections as to the performance of our asset management vehicles;
●	assumptions about our ability to grow or otherwise adapt our business;
●	our plans to continue to sell our non-core assets;
●	our ability to reduce our cost structure;
●	our continued ability to successfully modify delinquent loans and sell foreclosed properties;
●	estimates regarding our reserves, valuations and anticipated realization on assets; and
●	expectations as to the effect of resolution of pending legal proceedings on our financial condition.

       Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to materially differ from expected results. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” above and the following:

●	availability of adequate, affordable and timely sources of liquidity;
●	delinquencies, advances and availability of servicing;
●	general economic and market conditions;
●	uncertainty related to the actions of loan owners, including mortgage-backed securities investors, regarding loan putbacks and other servicing practices;
●
uncertainty related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs, delays or moratoria in the future or claims pertaining to past practices;

●	uncertainty related to inquiries from government agencies into past servicing and foreclosure practices;
●	uncertainty related to legislation, regulations, government programs and policies, and industry initiatives; and
●	uncertainty related to dispute resolution and litigation.

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

GENERAL

       Ocwen Financial Corporation, through its subsidiaries, is a leading provider of residential and commercial mortgage loan servicing, special servicing and asset management services. When we use the terms “Ocwen,” “OCN,” “we,” “us” and “our,” we are referring to Ocwen Financial Corporation and its consolidated subsidiaries. Ocwen is headquartered in Atlanta, Georgia and has offices in Orlando and West Palm Beach, Florida and Washington, DC and support operations in India and Uruguay. OCN is a Florida corporation organized in February 1988. Ocwen Loan Servicing, LLC (OLS), a wholly owned subsidiary of Ocwen, is a licensed mortgage servicer in all 50 states, the District of Columbia and two U.S. territories. As of December 31, 2010, we serviced 479,165 loans with an aggregate unpaid principal balance (UPB) of $73,886,391.

       On August 10, 2009, we completed the distribution of our Ocwen Solutions (OS) line of business (the Separation) via the spin-off of a separate publicly traded company, Altisource Portfolio Solutions S.A. (Altisource). Altisource common stock is listed on the NASDAQ market under the ticker symbol “ASPS.” We distributed all of the shares of Altisource common stock to OCN’s shareholders of record as of August 4, 2009.

       On September 1, 2010, Ocwen, through OLS, completed the acquisition of the U.S. non-prime mortgage servicing business of Barclays Bank PLC known as “HomEq Servicing” including, but not limited to, the mortgage servicing rights and associated servicer advances of the business as well as the servicing platforms based in Sacramento, California and Raleigh, North Carolina (the “HomEq Acquisition”). The sellers were Barclays Bank PLC (Barclays), and Barclays Capital Real Estate Inc. (BCRE). The HomeEq Acquisition was completed in accordance with the provisions of the Asset Purchase Agreement dated May 28, 2010 among Barclays, BCRE, OLS and Ocwen. This transaction did not result in the transfer of ownership of any legal entities.

       Ocwen acquired HomEq Servicing in order to grow our Servicing segment. With the close of the HomEq Acquisition, Ocwen boarded onto its servicing platform approximately 134,000 residential mortgage loans with an aggregate UPB of approximately $22,400,000.

       OLS paid an initial aggregate purchase price of $1,196,747 in cash upon closing of the HomEq Acquisition. Of this amount, $852,617 was funded by notes issued through a new $1,011,000 structured servicing advance financing facility, $150,000 was paid from funds held in escrow in accordance with the terms of the new $350,000 senior secured term loan facility and $194,130 consisted of cash and funds borrowed pursuant to the senior secured term loan facility. See Note 14 and Note 16 to the Consolidated Financial Statements for additional details regarding the terms of the notes supporting these facilities. The initial purchase price was reduced by $29,625 pursuant to an initial true-up of advances on September 30, 2010. We do not anticipate any further adjustments subsequent to December 31, 2010.

       Following the closing, our reorganization and streamlining of the operations of HomEq Servicing obligated Ocwen to pay severance to all HomEq Servicing employees who entered into an employment agreement with Ocwen. The duties of these employees have been transferred to existing and newly-hired employees in the U.S., India and Uruguay. We incurred non-recurring costs of $52,603, including severance and Worker Adjustment and Retraining Notification Act (WARN Act) compensation of $32,954, occupancy and equipment costs of $15,104 and professional fees of $3,977. Occupancy and equipment costs include lease termination costs of $7,794 and a charge of $5,840 to write off leasehold improvements in connection with our decision to shutdown the leased HomEq facilities that we acquired.

       We accounted for the transaction using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. See Note 2 to the Consolidated Financial Statements for additional information regarding the HomEq Acquisition.

       Effective October 1, 2010, Ocwen and the other stockholders of BMS Holdings, Inc. (BMS Holdings) no longer own any interest in BMS. The stock of BMS was transferred to debt holders as part of a restructuring plan. Ocwen no longer has a business relationship with BMS or its affiliates. Following the restructuring, BMS Holdings has no assets or operations. BMS Holdings had acquired BMS on July 31, 2006. Since the second quarter of 2008, we carried our investment in BMS Holdings at zero and did not recognize any income or losses. On October 15, 2010, BMS Holdings changed its name to BHI Liquidation, Inc. (BHI).

       On December 3, 2009, we finalized and consummated the transaction to dispose of our investment in Bankhaus Oswald Kruber GmbH & Co. KG (BOK), our wholly owned German banking subsidiary that we acquired in 2004. We report the operating results of BOK as discontinued operations in our consolidated financial statements.

CORPORATE STRATEGY AND OUTLOOK

Overview

       Ocwen is a leader in the servicing industry in increasing cash flows and improving loan values for mortgage loan investors and in keeping Americans in their homes through foreclosure prevention. Our leadership in the industry is evidenced by our high cure rate for delinquent loans and the above average rate of continuing performance by borrowers whose loans we modify.

       Our competitive strengths are:

●
Lowest Cost Provider. We believe that OLS has the lowest operating cost in the sub-prime mortgage servicing industry and special servicing industry. Based on average industry cost information provided by a third party valuation consultant on November 30, 2010, OLS’ net cost to service a non-performing loan was 63% lower than the average net cost for the subprime industry.

●
Scalable Servicing Platform. We believe that OLS has the most scalable platform in the subprime and special servicing industries primarily as a result of our superior technology. Recent examples of our ability to scale our platform include:

●	Transfer in, via a special servicing agreement, of approximately $4 billion of delinquent Freddie Mac loans in August of 2009
●	Transfer in, via a subservicing agreement, of approximately $9.7 billion of subprime loans in November and December of 2009,
●	Transfer in, via a mortgage servicing rights (MSRs) acquisition, of approximately $6.9 billion of subprime loans in April and May of 2010; and
●	The HomEq Acquisition of approximately $22.4 billion of subprime loans on September 1, 2010.

●	Superior Loss Mitigation and Cash Management. We believe that OLS provides the highest servicing quality in the subprime sector based on the following third-party studies:

●
Credit Suisse (2008) – Ocwen had the highest payment rate of all servicers on 90+ delinquent loans for 2006 vintage subprime loans. Ocwen’s payment rate was more than double the midpoint of all servicers reported.

●
Bank of America/Merrill Lynch (July 2009) – Ocwen had the highest roll rate from 90+ delinquent to current on both fixed rate and adjustable rate subprime loans. Ocwen’s results were more than double the midpoint for all servicers reported.

●
Deutsche Bank (May 2010) – Ocwen was ranked first in a measure called “Recovery Score,” which evaluates the results of short sales and real estate owned sales based on the timeline to liquidate and loss severity.

●	J.P. Morgan (June 2010) – Ocwen was ranked first in Quality Rank, which considers the re-default rate for loans modified.
●
Fannie Mae Reports on the federal Home Affordable Modification Program (HAMP) (various dates in 2010) – Ocwen was consistently ranked among the top three servicers in terms of the number of trial modifications and the speed of converting trial modifications to permanent modifications.

●
Generate Substantial Cash Flow. Our servicing business generates substantial cash flow. Healthy margins are augmented by the add-back of non-cash amortization expense. Cash flow is further enhanced by reducing delinquencies and the associated advances which allows Ocwen to recover the advance haircut and reduce asset intensity.

       We believe that we achieve these superior results largely because of superior technology and processes. Our servicing platform runs on an information technology system developed over a period of more than 20 years at a cost of more than $140,000. We license this technology from Altisource under long-term agreements. This system is highly robust, retaining more data than the systems used by most other mortgage servicers. The system integrates non-linear loss mitigation models that optimize client cash flow by maximizing loan modifications and other borrower resolutions while also minimizing both re-defaults on modifications and foreclosures. The technology also integrates into the borrower communication process artificial intelligence, driven by behavioral and psychological principles, that provides dynamic solutions to borrowers. By tailoring “what we say” and “how we say it” to each individual borrower, we create a “market of one.” As a result, we are able to increase borrower acceptance rates of loan modifications and other resolution alternatives and at the same time increase compliance. These tools are continuously improved via feedback loops from controlled testing and monitoring of alternative solutions. Currently, Altisource employs over 300 software developers, modelers and psychology professionals focused on process improvement, borrower behavior, automation of manual processes and improvement of resolution models.

Strategic Priorities

       The long-term success of any mortgage servicer is driven primarily by four criteria:

1.	Access to new servicing business
2.	Cost of servicing
3.	Ability to manage delinquencies and advances
4.	Cost of capital

       Ocwen is an established industry leader in cost of servicing and ability to manage delinquencies and advances. While we will continue to pursue improvements in these areas, our plan for 2011 is to focus more heavily on access to new servicing business and on reducing our cost of capital relative to our peers, both banks and non-banks.

       For accessing new servicing business, we have a four-pronged strategy:

1.	Acquisition of existing servicing platforms
2.	Special servicing opportunities (both residential and commercial)
3.	Flow servicing
4.	New servicing segments

       In 2011, we will continue to pursue subservicing transactions, the acquisition of existing servicing portfolios and platforms and special servicing opportunities. We have been able to grow our average residential UPB serviced by 36% annually since the end of 2008 without access to a flow of new business. On flow servicing, we are working with Altisource and its Lenders One business (which generated upwards of 6% of new loans originated in the U.S. in 2010) to create a new entity to securitize newly originated loans. We believe that this venture can improve the economics for the members of Lenders One and allow Ocwen to compete for servicing rights that align with our interest in servicing newly originated FHA loans. Should proposed changes in the servicing fee structure be implemented in a manner that allows Ocwen to compete for the servicing of Fannie Mae and Freddie Mac loans, the potential flow of new loans into Ocwen’s servicing business could increase. With our highly automated platform, we can quickly scale our servicing capabilities to handle acquired loan portfolios with only modest additions to infrastructure.

       We also plan on evaluating and developing capabilities to service new segments of the servicing industry such as reverse mortgages and home equity lines of credit. In addition, we plan to deploy a full on-shore servicing alternative for entities that limit or prohibit offshore activities by their service providers.

       Ocwen Financial Corporation (Ocwen) is pursuing a strategic opportunity that could significantly reduce the amount of capital we require through our relationship with a newly formed entity called Home Loan Servicing Solutions, Ltd. (HLSS). Initially formed by Ocwen’s Chairman William C. Erbey, HLSS intends to acquire and hold mortgage servicing rights (MSRs) and related advances in a more efficient manner than is currently feasible for Ocwen. HLSS intends to purchase from Ocwen a portfolio of MSRs and assume the related match funded liabilities (the Initial Acquisition). The MSRs in the Initial Acquisition will be a portion of those that Ocwen had acquired from Barclays Bank PLC on September 1, 2010 in its purchase of the “HomEq Servicing” business.

       As part of the Initial Acquisition, which HLSS intends to finance though proceeds from an initial public offering, HLSS will engage Ocwen to subservice the subject MSRs pursuant to a subservicing agreement. Although Ocwen’s servicing fee and float income will decline under this subservicing agreement, we expect that the impact on net income will be partly offset by increased subservicing fee revenue and by reduced expenses for MSR amortization and interest on advance financing. We also expect the decline in our match funded advances and MSRs to be partly offset by the reduction in match funded liabilities with the difference accruing to cash. We may use this cash in any combination to pay down debt, repurchase stock or purchase additional MSRs. We expect that the reduction in the equity required to run Ocwen’s servicing business will be greater than the reduction in net income, thus improving the return on equity of our servicing business.

       HLSS may acquire additional servicing rights from and enter into related subservicing arrangements with Ocwen in the future. HLSS may also acquire servicing rights from third parties, which could increase the benefit of this strategy to Ocwen by boosting the size of our subservicing portfolio with little or no capital requirement on the part of Ocwen. If HLSS is successful in acquiring all or most of Ocwen’s portfolio of MSRs over time, Ocwen could evolve into a “capital-light” fee-for-service business. There is no assurance that Ocwen will consummate the sale of the MSRs to HLSS. Any MSRs acquired by HLSS, both with respect to the Initial Acquisition and any subsequent acquisitions, will be subject to customary requirements for the transfer of MSRs from one servicer to another, including consents from certain third parties.

Results of our revenue growth initiatives during 2010 include:

●
On March 29, 2010, we entered into a Servicing Rights Purchase and Sale Agreement under which we agreed to purchase from Saxon Mortgage Services, Inc. the rights to service approximately 38,000 mortgage loans with an aggregate UPB of approximately $6.9 billion (the Saxon Acquisition). This acquisition was completed on May 3, 2010.

●
On May 28, 2010, we entered into an Asset Purchase Agreement pursuant to which OLS agreed to acquire the U.S. non-prime mortgage servicing business known as HomEq Servicing. The HomEq Acquisition closed on September 1, 2010, and we boarded approximately 134,000 residential loans with an aggregate UPB of approximately $22.4 billion onto Ocwen’s platform increasing the size of our Servicing business to $76.7 billion in UPB on the closing date.

       Certain Residential Mortgage Backed Securities (RMBS) investor groups have expressed interest in seeking to transfer servicing on some seasoned non-agency securitized loan portfolios in order to improve returns. Ocwen has discussed servicing opportunities with certain of these investors who have cited Ocwen’s consistently high ranking in third-party servicing effectiveness studies. If this prospect develops, it could represent an opportunity for Ocwen, but it could also be a threat if servicing were to be transferred away from Ocwen without compensation on PSAs that have exceeded maximum loss limits in the contract. Most non-agency PSAs serviced y Ocwen and others have exceeded the pre-set maximum delinquency or cumulative loss triggers that allow the servicing to be transferred, although we are not aware of any transfers that have been made solely for this reason.

       There is also the possibility that servicing of certain loans may be lost if they transfer back to the originator as a result of loan putbacks. Our view is that delinquent loans are the most likely loans to be put back which could reduce revenue but improve profitability as delinquent loans require advances and cost more to service. To date there have been no MSRs moved or loans put back as a result of these developments.

       Inquiries into servicer foreclosure practices are continuing and bring the possibility of action by state or federal government bodies, regulators or courts that could have an adverse effect on the average foreclosure timeline and increase asset intensity. The average number of days to complete a foreclosure action has extended by 53 days in judicial foreclosure states and 43 days in traditional non-judicial foreclosure states through 2010 as compared to 2009 and may extend further. Despite this timeline extension, the 90+ non-performing delinquency rate on the Ocwen portfolio, excluding servicing acquired in 2010, has decreased from 18.8% at the end of 2009 to 18.7% at December 31, 2010. This improvement occurred because fewer loans entered delinquency and because of improved loss mitigation. It is not possible to predict the full financial impact of changes in foreclosure practices, but if the extension of timelines causes delinquency rates to rise, this could lead to a delay in revenue recognition and collections, an increase in operating expenses and an increase in the advance ratio. An increase in the advance ratio would lead to increased borrowings, reduced cash and higher interest expense.

Ocwen has been a party to loan sales and securitizations dating back to the 1990s. The majority of securities issued in these transactions has been retired and are not subject to putback risk. There is one remaining securitization with an original UPB of approximately $200,000 where Ocwen provided representations and warranties and the loans were originated in the last decade. Ocwen performed due diligence on each of the loans included in this securitization. The outstanding UPB of this securitization was $58,132 at December 31, 2010 and outstanding notes were $59,007. Ocwen is not aware of any inquiries or claims regarding loan putbacks for any transaction where we made representations and warranties. We do not expect loan putbacks to result in any material change to our financial position, operating results or liquidity.

       We will continue in 2011 to roll out new initiatives designed to improve our ability to manage delinquencies and advances. These initiatives will also be designed to improve borrower customer service levels, increase loan modifications and reduce re-defaults on loan modifications. We have already begun rolling out our “Shared Appreciation Modification” which incorporates principal reductions and lower payments for borrowers while still providing some ability for investors to recoup losses if property values increase over time. We are also rolling out in 2011 our “Appointment Model” approach for communicating with our delinquent borrowers. We believe the Appointment Model approach will be far superior to the two most widely used and widely criticized alternative servicing methods of (i) specifically assigned resolution specialists and (ii) randomly assigned resolution specialists.

OPERATING SEGMENTS

Our current business segments are:

•	Servicing
•	Loans and Residuals
•	Asset Management Vehicles (AMV)

       These three segments comprise our Ocwen Asset Management (OAM) line of business that, in addition to our core residential servicing business, includes our equity investments in AMVs and our remaining investments in subprime loans and residual securities.

       Prior to August 10, 2009, our operations included the Ocwen Solutions (OS) line of business. OS consisted of our former unsecured collections business, residential fee-based loan processing businesses and technology platforms as well as our equity investment in BMS Holdings and the international commercial loan servicing business that we conducted through Global Servicing Solutions, LLC (GSS). With the exception of our interests in GSS and BMS Holdings (now BHI), which have minimal or no book value, we distributed the assets, liabilities and operations of OS in the Separation.

       Beginning in 2011, with the growth in our Servicing segment and continuing reductions in the Loans and Residuals and AMV segments, we plan to change our internal management reporting to focus on the Servicing segment and include the results for Loans and Residuals and AMVs in Corporate Items & Other. Our segment reporting in 2011 will be updated to reflect this change.

       See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results and Financial Condition and Note 29 to the Consolidated Financial Statements for additional financial information regarding each of our segments.

       Segment Results and Assets as of and for the years ended December 31:

	2010		2009		2008
Segment	$	%	$	%	$	%
External Revenue
Servicing	$358,441	99.5%	$271,561	71.3%	$339,278	69.0%
Loans and Residuals	—	—	—	—	—	—
Asset Management Vehicles	523	0.1	1,381	0.4	2,751	0.6
Mortgage Services	—	—	54,052	14.2	58,706	11.9
Financial Services	—	—	40,293	10.6	73,835	15.0
Technology Products	—	—	12,375	3.2	17,402	3.5
Corporate Items and Other	1,417	0.4	1,066	0.3	156	—
Consolidated	$360,381	100.0%	$380,728	100.0%	$492,128	100.0%

Income (Loss) from Continuing Operations before Income Taxes
Servicing	$78,195	199.7%	$87,681	94.0%	$100,770	325.2%
Loans and Residuals	(2,846)	(7.3)	(9,121)	(9.8)	(14,682)	(47.4)
Asset Management Vehicles	(797)	(2.0)	(5,317)	(5.7)	(9,813)	(31.7)
Mortgage Services	—	—	17,815	19.1	13,262	42.8
Financial Services	—	—	(5,969)	(6.4)	(7,875)	(25.4)
Technology Products	—	—	9,590	10.3	3,580	11.6
Corporate Items and Other	(35,398)	(90.4)	(1,418)	(1.5)	(54,260)	(175.1)
Consolidated	$39,154	100.0%	$93,261	100.0%	$30,982	100.0%

	2010		2009		2008
Segment	$	%	$	%	$	%
Total Assets
Servicing	$2,495,966	85.4%	$1,191,212	67.3%	$1,416,615	63.3%
Loans and Residuals	103,880	3.6	48,690	2.8	67,317	3.0
Asset Management Vehicles	12,097	0.4	15,271	0.9	26,755	1.2
Mortgage Services	—	—	—	—	3,558	0.2
Financial Services	—	—	—	—	58,707	2.6
Technology Products	—	—	—	—	8,906	0.4
Corporate Items and Other	309,466	10.6	514,177	29.0	664,962	29.7
Corporate Eliminations	—	—	—	—	(9,720)	(0.4)
Consolidated	$2,921,409	100.0%	$1,769,350	100.0%	$2,237,100	100.0%

       See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segments” and Note 29 to the Consolidated Financial Statements for additional financial information regarding each of our segments.

Servicing

       We earn fees for providing services to owners of mortgage loans and foreclosed real estate. In most cases, we provide these services either because we purchased the MSR from the owner of the mortgage or because we entered into a subservicing or special servicing agreement with the entity that owns the MSR.

       We are one of the largest servicers of subprime residential mortgage loans. As of December 31, 2010, we serviced 479,165 loans and real estate properties with an aggregate UPB of $73,886,391 under 716 servicing agreements for over 53 clients. These clients include institutions such as Freddie Mac, Morgan Stanley, Deutsche Bank, Credit Suisse and Goldman Sachs. The mortgaged properties securing the loans that we service are geographically dispersed throughout all 50 states, the District of Columbia and two U.S. territories. The five largest concentrations of properties are located in California, Florida, New York, Texas and Illinois which, taken together, comprise 42% of the loans serviced at December 31, 2010. California has the largest concentration with 54,111 loans or 11% of the total.

       Subprime mortgage loan servicing involves special loss mitigation challenges that are not present to the same extent in prime loan servicing. Over a period of twenty years, we have developed proprietary best practices for reducing loan losses, and we continue to refine and enhance these practices to meet the challenges posed by the current market. Our proactive measures encourage borrowers who become delinquent to begin paying again on their loans and avoid foreclosure. In the current environment, loan modifications often provide a better outcome for loan investors than foreclosures or forbearance plans. Servicers generally earn more profit as their portfolios become more current. We pride ourselves on keeping more borrowers in their homes than other servicers and avoiding foreclosure. This is a “win-win” situation for both the investors and the borrowers that we serve.

       Our largest source of revenue is servicing fees. Most purchased MSRs entitle us generally to an annual fee of up to 50 basis points of the average UPB of the loans serviced. Under subservicing arrangements, where we do not pay for the MSR, we are generally entitled to an annual fee of between 5 and 45 basis points of the average UPB. Although servicing fees generally accrue to the servicer when a loan is delinquent, servicing fees are usually only collected when a borrower makes a payment or when a delinquent loan is resolved through modification, payoff (discounted or in full) or through the sale of the underlying mortgaged property following foreclosure (Real Estate Owned, or REO). Because we only record servicing fee revenue when it is collected, our revenue is a function of UPB and the number of payments that we receive, delinquent loans that resolve either through borrower payments, modifications (HAMP and non-HAMP) or sales of REO.

       These fees are supplemented by ancillary income, including:

●	fees from the federal government for HAMP (from completing new HAMP modifications and from the continued success of prior HAMP modifications on the anniversary date of the HAMP trial modification);

●	interest earned on loan payments that we have collected but have not yet remitted to the owner of the mortgage (float earnings);

●	referral commissions from brokers for REO properties sold through our network of brokers;

●	Speedpay® fees from borrowers who pay by telephone or through the Internet; and

●	late fees from borrowers who were delinquent in remitting their monthly mortgage payments and have subsequently become current.

       Loan Resolution (Modification and REO Sales). The importance of loan resolution is heightened by our revenue recognition policies. We do not recognize delinquent servicing fees or late fees as revenue until we collect cash on the related loan. The following loan modification scenarios describe the typical timing of our revenue recognition. The amounts used are not presented in thousands and are for illustrative purposes only:

1.
When a loan becomes current via our non-HAMP modification process, we earn $500 of deferred servicing fees and $300 of late fees. (Note: If any debt is forgiven as part of a non-HAMP modification, no late fees are collected or earned.)

2.
When a loan becomes current via our HAMP modification process, we earn $500 on deferred servicing fees, and we earn initial HAMP fees of $1,000, or $1,500 if the loan was in imminent risk of default. However, we forfeit $300 of late fees. If the loan is in imminent risk of default but not delinquent, we recognize no deferred servicing fees.

3.
When a loan is modified under HAMP and remains less than 90 days delinquent, we earn, at the first, second or third anniversary of the start of the trial modification, up to a $1,000 HAMP success fee on each anniversary. We expect HAMP success fees soon to exceed initial HAMP fees.

       Loan resolution activities address the pipeline of delinquent loans and generally lead to modification of the loan terms, a discounted payoff of the loan or foreclosure and sale of the resulting REO. The following process describes our resolution pipeline:

1.
The loan and borrower are evaluated for HAMP eligibility. If HAMP criteria are met, HAMP documentation and trial offer phases proceed. The three most common reasons for failure to qualify for HAMP are (i) existing loan terms are already below a 31% debt to income (DTI) ratio, (ii) inadequate documentation or (iii) inadequate or inconsistent income.

2.
If the criteria to qualify for HAMP are not met, the loan and borrower are evaluated utilizing non-HAMP criteria that are more flexible and focus both on the borrower’s ability to pay and on maximizing net present value for investors. If the criteria are met, non-HAMP documentation and trial modification and/or modification phases proceed.

3.
If the loan and borrower qualify for neither a HAMP nor a non-HAMP modification, liquidation of the loan then proceeds via either a discounted payoff (or “short sale”), deed-in-lieu-of-foreclosure or foreclosure and REO sale.

       The majority of loans that we modify are delinquent, although we do modify some performing loans proactively under the American Securitization Forum guidelines. The most common term modified is the interest rate. Some modifications also involve the forgiveness or rescheduling of delinquent principal and interest. To select the best resolution option for a delinquent loan, we perform a structured analysis of all options using information provided by the borrower as well as external data. We use recent broker price opinions to value the property. We then use a proprietary model to determine the option with the highest net present value for the loan investor including an assessment of re-default risk. Loan modifications generally result in the highest net present value, but not in all cases.

       Advance Obligation. As a servicer or subservicer, we have a variety of contractual obligations including the obligation to service the mortgages according to certain standards and to advance funds to securitization trusts in the event that borrowers are delinquent on their monthly mortgage payments. When a borrower becomes delinquent, we “advance” cash to the Real Estate Mortgage Investment Conduit (REMIC) Trustees on the scheduled remittance date thus creating a receivable from the REMIC Trust that is secured by the future cash flows from the REMIC Trust. We advance principal and interest (P&I Advances), taxes and insurance (T&I Advances) and legal fees, property valuation fees, property inspection fees, maintenance and preservation costs on properties that have already been foreclosed (Corporate Advances). If we determine that our P&I Advances cannot be recovered from the projected proceeds, we generally have the right to cease making P&I advances, declare advances in excess of net proceeds to be non-recoverable and, in most cases, immediately recover any excess advances from the general collections accounts of the respective REMIC Trust. With T&I Advances and Corporate Advances, we continue to advance if net proceeds exceed projected future advances without regard to advances already made. Most of our advances have the highest reimbursement priority (i.e., “top of the waterfall”) so that we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. The costs incurred in meeting these obligations consist principally of, but are not limited to, the interest expense incurred to finance the servicing advances.

       Significant Variables. The key variables that significantly affect operating results in the Servicing segment are aggregate UPB, delinquencies and prepayment speed.

       Aggregate Unpaid Principal Balance. Aggregate UPB is a key revenue driver. As noted earlier, servicing fees are expressed as a percentage of UPB, and growth in the portfolio generally means growth in servicing fees. Additionally, a larger servicing portfolio generates increased ancillary fees and leads to larger custodial balances generating greater float income. A larger servicing portfolio also increases expenses although, generally, less rapidly than the growth in UPB. To the extent that we grow UPB through the purchase of MSRs, our amortization of MSRs will generally increase with the growth in the carrying value of our MSRs. We will also incur additional interest expense to finance servicing advances, and our compensating interest expense will generally increase as the size of our portfolio increases.

       Delinquencies. Delinquencies also have a significant impact on our results of operations. Non-performing loans are more expensive to service than performing loans because the cost of servicing is higher and, although collectibility is generally not a concern, advances to the investors increase which results in higher financing costs. Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modifications, forbearance plans or bankruptcy plans. Loans in modification trial plans are considered forbearance plans until the trial is successfully completed or until the borrower misses a trial plan payment. We consider all other loans to be non-performing.

       When borrowers are delinquent, the amount of funds that we are required to advance to the investors on behalf of the borrowers increases. We incur significant costs to finance those advances. We utilize both securitization (i.e., match funded liabilities) and revolving credit facilities to finance our advances. As a result, increased delinquencies result in increased interest expense.

       The cost of servicing non-performing loans is higher than the cost of servicing performing loans primarily because the loss mitigation techniques that we employ to keep borrowers in their homes and to foreclose are more costly than the techniques used in handling a performing loan. Procedures involve increased contact with the borrower for collection and the development of forbearance plans or loan modifications by highly skilled consultants who command higher compensation. This increase in operating expenses is somewhat offset by increased late fees for loans that become delinquent but do not enter the foreclosure process. When loans are performing, we have limited interaction with the borrowers, and relatively low-cost customer service personnel conduct most of those interactions.

       Prepayment Speed. The rate at which the UPB for a pool or pools of loans declines has a significant impact on our business. Items reducing UPB include normal principal and interest payments, refinancing, loan modifications involving forgiveness of principal and interest, voluntary property sales and involuntary property sales such as foreclosures. Prepayment speed impacts future servicing fees, amortization of servicing rights, float income, interest expense on advances and compensating interest expense. If we expect prepayment speed to increase, amortization expense will increase because MSRs are amortized in proportion to total expected servicing income over the life of a portfolio. The converse is true when expectations for prepayment speed decrease.

       Prepayment speeds also affect our float income since decreased prepayment speeds lead to lower float income due to lower invested balances and lower compensating interest expense. Compensating interest represents the difference between the full month of interest that we are required to remit to the REMIC Trustee in the month that a loan pays off and the amount of interest that we actually collect from the borrower for that month. Compensating interest expense is included in “Servicing and origination expenses” in our consolidated statements of operations.

       Third-Party Servicer Ratings. The U.S. Department of Housing and Urban Development, Freddie Mac, Fannie Mae and Ginnie Mae have approved OLS as a loan servicer. Standard & Poor’s Rating Services (Standard & Poor’s) has rated OLS “Strong” as a Residential Subprime Servicer and Residential Special Servicer. “Strong” represents Standard & Poor’s highest ratings category. Moody’s Investors Services, Inc. (Moody’s) has rated OLS “SQ2–” as a Residential Subprime Servicer and “SQ2” as a Residential Special Servicer. “SQ2” represents Moody’s second highest rating category. Fitch Ratings (Fitch) has rated OLS “RPS2” for Residential Subprime Servicing and “RSS2” for Residential Special Servicing. These represent Fitch’s second highest categories.

Loans and Residuals

       Our Loans and Residuals segment consists of three components:

       Trading and investing activities. During 2007, we de-emphasized our whole loan purchase and securitization activities. Whole loans acquired but not securitized and sold are held for resale. Long-term, the key driver of our results is the performance of our assets. Asset performance is significantly affected by the default risk and the underlying property values associated with our loans held for resale and with the loans underlying our mortgage backed securities.

       Subprime originations. In January 2007, we decided to close our subprime loan origination operation and no longer originate loans. Our loan origination operation included the results of Funding America, LLC (Funding America). Our decision to discontinue the subprime loan origination component included closing Funding America. Loans originated by Funding America but not sold are held for resale.

       Consolidated securitization trusts. Effective January 1, 2010, the Loans and Residuals segment includes the four securitization trusts that we include in our consolidated financial statements under the recently amended provisions of Accounting Standards Codification (ASC) 810, Consolidation. See Note 1 to the Consolidated Financial Statements—Securitizations or Asset Backed Financing Arrangements for additional information regarding these consolidated trusts.

Asset Management Vehicles

       In 2007, we began developing asset management vehicles to provide us with a source of servicing growth by involving third parties in the funding of these entities. Due to a lack of opportunities to profitably acquire assets, we are now allowing the assets of the existing asset management vehicles to run off.

       Ocwen Structured Investments, LLC (OSI). To date we have invested $37,500 in OSI. Our commitment to invest additional capital expired on September 18, 2008. Our ownership interest in OSI is 25%. OSI invested primarily in MSRs and the related lower tranches and residuals of residential mortgage-backed securities, the credit risk of which we partially mitigated through the use of credit default swaps which have now expired or been sold. Under agreements that we entered into with OSI, we are responsible for providing various management services and for subservicing the portfolio of loans underlying its MSRs. During 2010, we received distributions from OSI totaling $875 that represent return of capital.

       Ocwen Nonperforming Loans, LLC (ONL). Our investments in ONL and its related entities represent approximately a 25% equity interest. To date we have invested a combined $37,623 in ONL and its related entities. Our commitment to invest additional capital expired on September 13, 2010. These entities invested both in non-performing residential loans purchased at a discount and in foreclosed real estate. Under agreements that we have entered into with ONL and affiliates, we provide various management services and act as the servicer of the loans and foreclosed real estate. During 2010, we received distributions from ONL and related entities totaling $2,667 that represent return of capital.

       We account for our investments in OSI and ONL using the equity method.

Mortgage Services, Financial Services and Technology Products

       Substantially all of the Mortgage Services, Financial Services and Technology Products operations were separated as of August 10, 2009 as part of the Separation of the Ocwen Solutions line of business, except for GSS and BHI (formerly BMS Holdings). As a separate, publicly traded company, Altisource Portfolio Solutions S.A. will file a Form 10-K with the SEC.

Corporate Items and Other

       In Corporate Items and Other, we report items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash and the related costs of financing these investments and certain other corporate expenses. Our corporate debt, the majority of our cash and auction rate securities are also included in Corporate Items and Other. During 2010, we received $239,555 of cash proceeds from the liquidation our remaining auction rate securities through sales, settlements of legal actions and redemptions. We realized losses of $5,903 related to these transactions.

       Business activities not considered to be of continuing significance include our affordable housing investment activities. In December 2010, we completed the sale of our 1% general partnership interests in three affordable housing properties. Because the carrying value of our investment in these properties was zero at the time of the sale, the proceeds from the sale resulted in our recognition of a gain of $6,036. Beginning August 10, 2009, the results of BHI (formerly BMS Holdings) and GSS are also included in Corporate Items and Other. We report the results of operations of BOK in the consolidated financial statements as discontinued operations.

SOURCES OF FUNDS

       We meet our near-term liquidity requirements through:

●	financings, such as match funded liabilities, lines of credit and other secured borrowings;

●	funds generated by operations, such as servicing fees (including float earnings and other ancillary fees);

●	collections of advances that were not financed; and

●	payments received on loans held for resale.

       Our primary uses of funds are:

●	payments for advances in excess of collections on existing servicing portfolios;
●	payment of interest and operating costs;
●	purchases of MSRS and related advances; and
●	repayments of borrowings.

       We closely monitor our liquidity position and ongoing funding requirements, and we invest available funds primarily in money market demand deposits.

       Our ability to sustain and grow our Servicing business depends in part on our ability to maintain and expand sources of financing to fund servicing advances and to purchase new servicing rights. We finance most of our advances using variable and fixed rate match funded securitization facilities. From time to time, we also finance other assets with debt.

       Delinquency rates determine the amount of funds that we, as servicer, must advance to meet contractual requirements. Meeting the need to advance these funds requires readily available borrowing capacity. However, as noted earlier, we are generally obligated to advance funds only to the extent that we believe that the advances are recoverable from loan proceeds.

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

EMPLOYEES

       As of December 31, 2010, we had 2,274 employees, of which 291 were resident in our U.S. facilities, 1,854 were resident in our India operations centers and 129 were based in Uruguay. We have developed our India operations centers over the past nine years. Our Uruguay operation center, located in Montevideo, has been in existence since 2008.

       In the U.S., the majority our employees were in our West Palm Beach, Florida facility, which had 251 employees as of December 31, 2010. We had 40 employees at various other locations in the U.S.

       Of our employees in India as of December 31, 2010, 1,298 were in our Bangalore facility and 556 were in our Mumbai facility. Our India-based workforce is deployed as follows:

●	89% are in Servicing,

●	10% are in support functions, including Human Resources, Corporate Services, Accounting, Legal and Risk Management and

●	1% are in other business segments.

REGULATION

       Our business is subject to extensive regulation by federal, state and local governmental authorities including the Federal Trade Commission and the SEC. We are also subject to regulation by the state agencies that license our mortgage servicing and collection activities in a number of states. We are subject to audits and examinations conducted by these state agencies. From time to time, we may receive requests from federal, state and local agencies for records, documents and information relating to our policies, procedures and practices regarding our loan servicing and debt collection activities. We will incur significant ongoing costs to comply with new and existing laws and governmental regulation of our business.

       We must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (“RESPA”), the Truth in Lending Act (“TILA”), the Fair Credit Reporting Act, Homeowners Protection Act, the Federal Trade Commission Act and state foreclosure laws. These statutes apply to debt collection, use of credit reports, safeguarding of non−public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances, fees and escrow payment features, and they mandate certain disclosures and notices to borrowers.

       Our failure to comply with applicable federal, state and local consumer protection laws can lead to:

●	civil and criminal liability;

●	loss of our licenses and approvals to engage in the servicing of residential mortgage loans;

●	damage to our reputation in the industry;

●	inability to raise capital;

●	administrative fines and penalties and litigation, including class action lawsuits; and

●	governmental investigations and enforcement actions.

       The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to the residential real estate lenders and servicers. Over the past few years, state and federal lawmakers and regulators have adopted a variety of new or expanded laws and regulations, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) discussed below. The changes in these regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition, liquidity and results of operations.

       On July 21, 2010, the Dodd-Frank Act was signed into law by President Obama. The Dodd-Frank Act constitutes a sweeping reform of the regulation and supervision of financial institutions, as well as the regulation of derivatives, capital market activities and consumer financial services. Many provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agency. The ultimate impact of the Dodd-Frank Act and its effects on our business will therefore not be fully known for an extended period of time.

       The Dodd-Frank Act is extensive and significant legislation that, among other things:

●
creates an inter-agency body that is responsible for monitoring the activities of the financial system and recommending a framework for substantially increased regulation of large interconnected financial services firms;

●	creates a liquidation framework for the resolution of certain bank holding companies and other large and interconnected nonbank financial companies;

●	strengthens the regulatory oversight of securities and capital markets activities by the SEC; and

●	creates the Bureau of Consumer Financial Protection (“BCFP”), a new federal entity responsible for regulating consumer financial services.

       The BCFP will directly impact the regulation of residential mortgage servicing in a number of ways. First, the BCFP will have rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA and RESPA. Second, the BCFP will have supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The BCFP’s jurisdiction will include those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans. Beginning in July 2011, we expect that OLS will be subject to supervision, examination and enforcement by the BCFP.

       Title XIV of the Dodd-Frank Act contains the Mortgage Reform and Anti-Predatory Lending Act (“Mortgage Act”). The Mortgage Act imposes a number of additional requirements on servicers of residential mortgage loans, such as OLS, by amending certain existing provisions and adding new sections to TILA and RESPA. The penalties for noncompliance with TILA and RESPA are also significantly increased by the Mortgage Act and could lead to an increase in lawsuits against mortgage servicers. Like other parts of the Dodd-Frank Act, the Mortgage Act generally requires that implementing regulations be issued before many of its provisions are effective. Therefore, many of these provisions in the Mortgage Act will not be effective until 2013 or early 2014.

       When fully implemented, the Mortgage Act will prevent servicers of residential mortgage loans from taking certain actions, including the following:

●	force-placing insurance, unless there is a reasonable belief that the borrower has failed to comply with a contract’s requirement to maintain insurance;

●	charging a fee for responding to a valid qualified written request;

●	failing to take timely action to respond to the borrower’s request to correct errors related to payment, payoff amounts, or avoiding foreclosure;

●	failing to respond within ten (10) business days of a request from the borrower to provide contact information about the owner or assignee of loan; and

●	failing to return an escrow balance or provide a credit within twenty (20) business days of a residential mortgage loan being paid off by the borrower.

       In addition to these restrictions, the Mortgage Act imposes certain new requirements and/or shortens the existing response time for servicers of residential mortgage loans. These new requirements include the following:

●	acknowledging receipt of a qualified written request under RESPA within five (5) business days and providing a final response within thirty (30) business days;

●	promptly crediting mortgage payments received from the borrower on the date of receipt except where payment does not conform to previously established requirements; and

●	sending an accurate payoff statement within a reasonable period of time but in no case more than seven (7) business days after receipt of a written request from the borrower.

       While the effective date for many of these provisions remains at least two years away, we expect to incur significant ongoing operational and system costs in order to prepare for compliance with these new laws and regulations. Furthermore, there may be additional federal or states laws enacted during this period that place additional obligations on servicers of residential mortgage loans.

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

       Effective June 30, 2005, we voluntarily terminated our status as a federal savings bank. We continued the Bank’s non-depository businesses including its residential mortgage servicing business under OLS. We entered into various agreements to obtain the approval of the Office of Thrift Supervision (OTS). We directly or indirectly received assignment of all of the assets, liabilities and business (the Assignment). We entered into an agreement (the Guaranty) in favor of the OTS and any holders of claims with respect to the liabilities we assumed in connection with the Assignment. The Guaranty contains affirmative covenants relating to the maintenance of a cash collateral account, reporting requirements, transactions with affiliates, preservation of the existence of our subsidiaries and maintenance of minimum unencumbered assets.

       The Guaranty also contains negative covenants that restrict our ability to: incur indebtedness; enter into merger transactions or a sale of substantially all of our assets; sell, lease, transfer or otherwise dispose of our assets; or pay dividends or acquire our capital stock. The Guaranty will remain in effect until the later of (a) the sixth anniversary of the date on which our federal bank charter was cancelled or (b) the date on which we have paid in full (i) any obligations that arise out of certain assumed liabilities with respect to which a claim has been asserted on or prior to the sixth anniversary of the date on which our federal bank charter was cancelled and (ii) all other amounts payable by us under the Guaranty. For additional information regarding the Guaranty, see Note 31 to the Consolidated Financial Statements.

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

AVAILABLE INFORMATION

       Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website (http://www.ocwen.com) as soon as such material is electronically filed with or furnished to the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, including OCN, that file electronically with the SEC. The address of that site is www.sec.gov. We have also posted on our website, and have available in print upon request, the charters for our Audit Committee, Compensation Committee and Governance Committee, our Governance Guidelines and our Code of Ethics and Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Ethics or waiver thereto applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

ITEM 1A.	RISK FACTORS (Dollars in thousands, except per share data or unless otherwise indicated)

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

Risks Related to the Company

Continued economic slowdown and/or continued deterioration of the housing market could increase delinquencies, defaults, foreclosures and advances. An increase in delinquencies and foreclosure rates could increase both interest expense on advances and operating expenses and could cause a reduction in income from, and the value of, our servicing portfolio as well as loans and subordinate and residual securities and AMVs.

       During any period in which the borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. We also advance funds to maintain, repair and market real estate properties on behalf of investors. Most of our advances have the highest standing and are “top of the waterfall” so that we are entitled to repayment from respective loan or REO liquidations proceeds before any interest or principal is paid on the bonds, and in the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool level proceeds.

●
Revenue. An increase in delinquencies may delay the timing of revenue recognition because we recognize servicing fees as earned which is generally upon collection. An increase in delinquencies also leads to lower float balances and float earnings.

●
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

●
Valuation of MSRs. Apart from the risk of losing our servicing rights, defaults are involuntary prepayments resulting in a reduction in UPB. This may result in higher amortization and an impairment in the value of our MSRs.

We may be unable to obtain sufficient capital to meet the financing requirements of our business, which may prevent us from having sufficient funds to conduct our operations or meet our obligations on our advance facilities. Our financing strategy includes the use of significant leverage. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to borrow money. Our ability to borrow money is affected by a variety of factors including:

●	limitations imposed on us by existing lending and similar agreements that contain restrictive covenants that may limit our ability to raise additional debt;

●	liquidity in the credit markets;

●	the strength of the lenders from whom we borrow; and

●	limitations on borrowing on advance facilities which is limited by the amount of eligible collateral pledged and may be less than the borrowing capacity of the facility.

       An event of default, a negative ratings action by a rating agency, the perception of financial weakness, an adverse action by a regulatory authority, a lengthening of foreclosure timelines or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to renew existing credit facilities and obtain new lines of credit.

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

●
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

●
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

●
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

We may be unable to gain access to newly originated loans, which may have an adverse impact on our ability to maintain or expand our servicing portfolio. The lack of subprime originations since the middle of 2007 and uncertain prospects for acquiring other new loans to service may have an adverse impact on our ability to maintain or expand our servicing portfolio.

The value of certain of our financial investments could change and adversely affect our operating results. We have invested in loans that we hold for resale and in certain asset management vehicles that invest principally in the subordinate and residual interests of REMIC trusts that are comprised primarily of subprime mortgage loans. We believe that we have established adequate valuation allowances for declines in fair values below the cost of these assets. However, future increases to these valuation allowances may be necessary due to changes in economic conditions and the performance of these assets prior to their sale or resolution. Increases in our valuation allowance for declines in fair value below cost could adversely affect our results of operations.

We use estimates in determining the fair value of certain assets, such as MSRs. If our estimates prove to be incorrect, we may be required to write down the value of these assets which could adversely affect our earnings. We use internal financial models that use, wherever possible, market participant data to value our MSRs. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates and liquidity dates.

       Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. If prepayment speeds increase more than estimated, delinquency and default levels are higher than anticipated or financial market illiquidity continues beyond our estimate, we may be required to write down the value of certain assets which could adversely affect our earnings.

A downgrade in our servicer ratings could have an adverse effect on our business, financing activities, financial condition or results of operations. Standard & Poor’s, Moody’s and Fitch rate us as a mortgage servicer. Our current favorable servicer ratings from these entities are important to the conduct of our loan servicing business. Servicer ratings affect our ability to finance servicing advances, as the interest rates on our match funded advance facilities can increase with downgrades in our ratings. Downgrades in our servicer ratings could also affect the terms of match funded advance facilities that we may enter into in the future. Lenders may negotiate for increases in interest rates in future match funded advance facilities or may limit the amount of money that we can borrow to finance servicing advances if our ratings are deemed by the lenders to be too low. In addition, some of our pooling and servicing agreements may also require that the servicer maintain specified servicer ratings. Failure to maintain the specified rating may cause our termination as servicer. Any such downgrade could have an adverse effect on our business, financing activities, financial condition or results of operations.

Governmental and legal proceedings and related costs could adversely affect our financial results. An adverse result in a governmental investigation or private lawsuits, including purported class action lawsuits, could affect our financial condition and results of operations. We and certain of our affiliates have been named as defendants in a number of purported class action lawsuits challenging our residential loan servicing practices. We have also received a Civil Investigative Demand from the Federal Trade Commission (FTC), requesting documents and information concerning various loan servicing activities. A number of our competitors and others in the industry have paid significant sums to resolve investigations initiated by the FTC and/or settle lawsuits brought against them that raised claims similar to those raised in the lawsuits brought against us and our affiliates. We have also been made aware that a coalition of state Attorneys General (AG Coalition) is conducting an industry-wide investigation into certain acts and practices concerning the mortgage foreclosure process. We have received no notification of alleged wrongdoing from either the FTC or the AG Coalition. Furthermore, we believe that we have meritorious legal and factual defenses to the lawsuits. However, we can provide no assurances with regard to ultimate outcomes with respect to these matters. Litigation and government proceedings may require that we pay significant legal fees, settlement costs, damages, penalties or other charges, or undertake remedial actions pursuant to administrative orders or court-issued injunctions, any of which could adversely affect our financial results. For more information about our legal proceedings, see “Legal Proceedings.”

The expanding body of federal, state and local regulation and/or the licensing of loan servicing, collections or other aspects of our business may increase the cost of compliance and the risks of noncompliance. As noted in “Regulation,” our business is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of our operations. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities including delaying or temporarily preventing foreclosures or forcing the modification of certain mortgages. If our regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements which may further adversely affect our results of operations or financial condition. In addition, our failure to comply with these laws and regulations could possibly lead to civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; or administrative enforcement actions. Any of these outcomes could harm our results of operations or financial condition.

GSE initiatives and other actions may affect mortgage servicing generally and future servicing fees in particular. On January 17, 2011, the Federal Housing Finance Agency announced that it has instructed Fannie Mae and Freddie Mac to study possible alternatives to the current residential mortgage servicing and compensation structure employed for single-family mortgage loans prospectively. It is too early to determine what Fannie Mae and Freddie Mac may propose as alternatives, or when any such alternatives would become effective. Although our business does not focus on servicing mortgage loans that would be directly governed by Fannie Mae or Freddie Mac servicing requirements, because of the significant role Fannie Mae and Freddie Mac play in the secondary mortgage market, it is possible that any changes that they implement could become prevalent in the mortgage servicing industry generally. Other industry stakeholders or regulators may also implement or require changes in response to the perception that current servicing practices and compensation structures do not serve broader housing policy objectives well. It is possible that these and other developments in mortgage servicing practices and compensation may result in an overall reduction in our servicing fees per loan in the future, which could adversely affect our financial results.

Changes to government loan modification and refinance programs may adversely affect future incremental revenues. Under government programs such as the Home Affordable Modification Program, a participating servicer may be entitled to receive financial incentives in connection with modification plans it enters into with eligible borrowers and subsequent “pay for success” fees to the extent that a borrower remains current in any agreed upon loan modification. Changes in current legislative actions regarding such loan modification and refinance programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, and changes in the requirements necessary to qualify for refinancing mortgage loans may impact the future extent to which we participate in and receive financial benefits from such programs and may have a material effect on our business. To the extent we participate in the HAMP, there is no guarantee as to the continued expectation of future incremental revenues from this source.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SAFE Act, or other legislative and regulatory developments may adversely affect our business. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law on July 21, 2010. Certain provisions of the Dodd-Frank Act may impact our business. For example, we may be required to clear and exchange trade some or all of the swap transactions that we enter into which could result in higher cost, less transaction flexibility and price disclosure. Because many provisions of the Dodd-Frank Act require rulemaking action by governmental agencies to implement, we cannot predict the impact of the Dodd-Frank Act on Ocwen and its business.

       The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the S.A.F.E. Act) requires the individual licensing and registration of those engaged in the business of loan origination. The S.A.F.E. Act is designed to improve accountability on the part of loan originators, combat fraud and enhance consumer protections by encouraging states to establish a national licensing system and minimum qualification requirements for applicants. The Department of Housing and Urban Development (HUD) is the federal agency charged with establishing and enforcing a licensing and registration system that meets the minimum requirements of the S.A.F.E. Act. On December 15, 2009, HUD proposed a rule that would extend the licensing requirements for loan originators to servicing personnel who are performing modifications. The servicing industry has responded to this proposed rule by requesting HUD reconsider its position as the licensing costs and impact to the modification process will increase the cost of servicing, including our costs of servicing any affected mortgage loans. Comments were due on the proposed rule on March 5, 2010, and it is not known at this time whether HUD will modify its proposed licensing requirements for servicing personnel.

       Additionally, the U.S. Congress, regulators and/or various state and local governing bodies may enact other legislation or take regulatory action designed to address mortgage servicing practices, housing finance policy or the current economic crisis that could have an adverse effect on Ocwen and its business.

Regulatory scrutiny regarding foreclosure processes may increase our advances, lengthen the time it takes for us to be reimbursed for such advances, and increase the costs incurred by us during the foreclosure process. As discussed in the Strategic Priorities section and above in this Risk Factors section, state banking regulators and state attorneys general publicly announced that they have initiated inquiries of banks and servicers regarding compliance with legal procedures in connection with mortgage foreclosures, including the preparation, execution, notarization and submission of documents, principally affidavits, filed in connection with foreclosures. The process to foreclose on properties securing residential mortgage loans is governed by state law and varies by state. For the most part, these inquiries have arisen from the 23 so-called “judicial states”; namely, those jurisdictions that require lenders or their loan servicers to go through a judicial proceeding to obtain a foreclosure order. In these judicial states, lenders or their loan servicer are generally required to provide to the court the mortgage loan documents and a sworn and notarized affidavit of an employee or officer of the lender or its servicer with respect to the facts regarding the delinquency of the mortgage loan and the foreclosure. These affidavits are generally required to be based on the personal knowledge of the employee or officer that executes the affidavit after a review of the mortgage loan documents. Regulators from “quasi-judicial states” and “non-judicial states,” however, have made similar inquiries as well. In these states, lenders or their servicers may foreclose on a defaulted mortgage loan by delivering to the borrower a notice of the foreclosure sale without the requirement of going through a judicial proceeding, unless the borrower contests the foreclosure or files for bankruptcy. If the borrower contests the foreclosure or files for bankruptcy in a non-judicial state, generally court proceedings, including affidavits similar to those provided in the judicial states, will be required.

       In connection with the recent governmental scrutiny of foreclosure processes and practices in the industry, the attorneys general of certain states and certain members of the U.S. Congress and state legislatures have also called for a temporary moratorium on mortgage foreclosures. Such moratoria or other action by state or federal government bodies, regulators or courts could increase the length of time to complete the foreclosure process. When a mortgage loan is in foreclosure, we are generally required to continue to advance delinquent principal and interest to the trustee of the securitization trust that owns the mortgage loan to the extent we determine that such amounts are recoverable and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure. These advances are generally recovered when the delinquency is resolved. Foreclosure moratoria or other actions that lengthen the foreclosure process will increase the amount of advances we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred during the foreclosure process. In addition, a number of our match funded advance facilities contain provisions that limit the eligibility of advances to be financed based on the length of time that advances are outstanding, and one of our match funded advance facilities has provisions that limit new borrowings if average foreclosure timelines extend beyond a certain time period, either of which, if such provisions applied, could adversely affect liquidity by reducing our average effective advance rate.

       Governmental bodies may also impose regulatory fines or penalties as a result of our foreclosure processes or impose additional requirements or restrictions on such activities which could increase our operating expenses. For instance, according to the acting Comptroller of the Currency a recent review of the foreclosure practices of the 14 largest federally-regulated mortgage servicers revealed “critical deficiencies and shortcomings,” and federal regulators are currently assessing sanctions and other remedial requirements to address these findings. Ocwen was not subject to this review because it is not a federally regulated depository institution, but Congress or other federal, state or municipal regulatory agencies could subject us to similar investigations. In general, these regulatory developments with respect to foreclosure practices could result in increases in the amount of advances and the length of time to recover advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for advances. This would in turn lead to increased borrowings, reduced cash and higher interest expense which could negatively impact our liquidity and profitability.

Loan putbacks could adversely affect our business.  Ocwen has been a party to loan sales and securitizations dating back to the 1990s. The majority of securities issued in these transactions has been retired and are not subject to putback risk. There is one remaining securitization with an original UPB of approximately $200,000 where Ocwen provided representations and warranties and the loans were originated in the last decade. Ocwen performed due diligence on each of the loans included in this securitization. The outstanding UPB of this securitization was $58,132 at December 31, 2010 and outstanding notes were $59,007. Ocwen is not aware of any inquiries or claims regarding loan putbacks for any transaction where we made representations and warranties. We do not expect loan putbacks to result in any material change to our financial position, operating results or liquidity.

Our earnings may be inconsistent. Our past financial performance should not be considered a reliable indicator of future performance, and historical trends may not be reliable indicators of anticipated financial performance or trends in future periods.

       The consistency of our operating results may be significantly affected by inter-period variations in our current operations including the amount of servicing rights acquired and the changes in realizable value of those assets due to, among other factors, increases or decreases in prepayment speeds, delinquencies or defaults.

       Certain non-recurring gains and losses that have significantly affected our operating results may result in substantial inter-period variations in financial performance.

Our hedging strategies may not be successful in mitigating our risks associated with interest rate risk. At present, we have entered into interest rate swaps to fix our exposure to variable interest rates under two of our match funded securitizations. If we are successful in acquiring additional servicing or sub-servicing rights, there is no assurance that we will be able to obtain the fixed rate financing that would be necessary to protect us from rising interest rates. Therefore, we may consider utilizing various derivative financial instruments. Nevertheless, no hedging strategy can completely protect us. The derivative financial instruments that we select may not have the effect of reducing our interest rate risks. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. We cannot be assured that our hedging strategies and the derivatives that we use will adequately offset the risks of interest rate volatility or that our hedging transactions will not result in or magnify losses.

We have significant operations in India that could be adversely affected by changes in the political or economic stability of India or by government policies in India or the U.S. Over 80% of our employees are located in India. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations centers. For example, changes in privacy regulations could require us to curtail our use of lower-cost operations in India to service our businesses. If we were to cease our operations in India and transfer these operations to another geographic area, we could incur increased overhead costs that could materially and adversely affect our results of operations.

       We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent. Unless we are able to continue to enhance the efficiency and productivity of our employees, wage increases in the long term may reduce our profitability.

Technology failures could damage our business operations or reputation and increase our costs. The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures may interrupt or delay our ability to provide services to our customers. The secure transmission of confidential information over the Internet and other electronic distribution and communication systems is essential to our maintaining consumer confidence in certain of our services. Security breaches, computer viruses, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology that we use to protect our customers’ personal information and transaction data. Consumers generally are concerned with security breaches and privacy on the Internet, and Congress or individual states could enact new laws regulating the electronic commerce market that could adversely affect us. In addition, given the volume of transactions that we process and monitor, certain errors may be repeated or compounded before they are discovered and rectified. If one or more of such events occurs, this could potentially jeopardize data integrity or confidentiality of information processed and stored in, or transmitted through, our computer systems and networks, which could result in significant losses, reputational damage and legal liabilities to us.

       Our business is substantially dependent on our ability to process and monitor a large number of transactions, many of which are complex, across numerous and diverse real estate markets. These transactions often must adhere to the terms of the complex legal agreements, as well as legal and regulatory standards. We are responsible for developing and maintaining operational systems and infrastructure, which is challenging. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond their control, such as a spike in transaction volume or unforeseen catastrophic events, adversely affecting our ability to process these transactions.

The loss of the services of our senior managers could have an adverse effect on us. The experience of our senior managers is a valuable asset to us. Our executive chairman, William C. Erbey, has been with us since our founding in 1987, and our president and chief executive officer, Ronald M. Faris, joined us in 1991. Other senior managers have been with us for 10 years or more. We do not have employment agreements with, or maintain key man life insurance relating to, Mr. Erbey, Mr. Faris or any of our other executive officers. The loss of the services of our senior managers could have an adverse effect on us.

Our directors and executive officers collectively own a large percentage of our common shares and could influence or control matters requiring shareholder approval. Our directors and executive officers and their affiliates collectively own or control approximately 24% of our outstanding common shares. This includes approximately 18% owned or controlled by our executive chairman, William C. Erbey, and approximately 5% owned or controlled by our director and former chairman, Barry N. Wish. As a result, these shareholders could influence or control virtually all matters requiring shareholder approval, including the amendment of our articles of incorporation, the approval of mergers or similar transactions and the election of all directors.

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

       We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or different bases, than our interest earning assets or when financed assets are not interest-bearing. Our servicing business is characterized by non-interest earning assets financed by interest bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At December 31, 2010, we had total advances and match funded advances of $2,108,885. We are also exposed to interest rate risk because a portion of our outstanding debt is variable rate. Rising interest rates may increase our interest expense. Nevertheless, earnings on float balances (assets) partially offset this variability. We have also entered into interest rate swaps to hedge our exposure to rising interest rates.

       We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in Uruguay and India expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant. We have entered into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee on amounts payable to our subsidiary in India.

Risks Relating to Ownership of Our Common Shares

Our common share price may experience substantial volatility which may affect your ability to sell our common shares at an advantageous price. The market price of our common shares has been and may continue to be volatile. For example, the closing market price of our common shares on the New York Stock Exchange has fluctuated during the twelve months ended December 31, 2010 between $8.48 per share and $12.45 per share and may continue to fluctuate. Therefore, the volatility may affect your ability to sell our common shares at an advantageous price. Market price fluctuations in our common shares may be due to acquisitions, dispositions, the Separation or other material public announcements along with a variety of additional factors including, without limitation, those set forth under “Risk Factors” and “Forward-Looking Statements.” In addition, the stock markets in general, including the New York Stock Exchange, recently have experienced extreme price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often has been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the market prices of our common shares.

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

Risks Relating to the Separation of Altisource

We could have conflicts with Altisource, and our Chairman of the Board, and other officers and directors, could have conflicts of interest due to their relationships with Ocwen and Altisource which may be resolved in a manner adverse to us. Conflicts may arise between Ocwen and Altisource as a result of our ongoing agreements and the nature of our respective businesses. Among other things, we became a party to a variety of agreements with Altisource in connection with the Separation, and we may enter into further agreements with Altisource after the Separation. Certain of our executive officers and directors may be subject to conflicts of interest with respect to such agreements and other matters due to their relationships with Altisource.

       William C. Erbey, Ocwen’s executive Chairman of the Board, became Altisource’s non-executive Chairman of the Board as a result of the Separation. As a result, he has obligations to us as well as to Altisource and may potentially have conflicts of interest with respect to matters potentially or actually involving or affecting Ocwen and Altisource.

       Mr. Erbey owns substantial amounts of Altisource common stock and stock options because of his relationships with Altisource. This ownership could create or appear to create potential conflicts of interest when our Chairman of the Board is faced with decisions that involve Ocwen, Altisource or any of their respective subsidiaries.

       Matters that could give rise to conflicts between Ocwen and Altisource include, among other things:

●	any competitive actions by Altisource;

●	the quality and pricing of services that Altisource has agreed to provide to us or that we have agreed to provide to Altisource and

●
our ongoing and future relationships with Altisource, including related party agreements and other arrangements with respect to the administration of tax matters, employee benefits, indemnification and other matters.

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

New prospective tax regulations, if held applicable to the Separation, could materially increase tax costs to Ocwen. On June 10, 2009, the IRS issued new regulations under Section 7874 of the Code. The IRS further indicated that it intends to issue additional regulations with respect to transactions where a U.S. corporation contributes assets, including subsidiary equity interests, to a foreign corporation and distributes the shares of such corporation, as in the Separation and the related transactions. Our understanding of the IRS’s plans regarding these forthcoming regulations is that they would apply to the Separation only if the value of assets held by Ocwen’s corporate or partnership subsidiary entities (either currently, or those that were distributed from such entities as part of the plan encompassing the Separation) exceeded, in the aggregate, 60% of the value of Altisource when contributed to Altisource. It is not certain, however, what these regulations will provide for once adopted. Prior to completing the Separation, Ocwen’s board of directors required Ocwen and Altisource to receive a valuation from an independent valuation firm that enabled the Company to determine whether the value of these assets was less than 60% of the value of Altisource. Because we believe the value of these assets does not exceed the 60% threshold, as we confirmed by information we derived from the independent valuation, we do not believe that Section 7874 of the Code applies to the Separation. The independent valuation is not binding on the IRS. If the IRS were to successfully challenge this valuation and find that the value of these assets exceeded 60% of the value of Altisource, then Ocwen would not be permitted to offset gain recognized on the transfer of these assets to Altisource with net operating losses, tax credits or other tax attributes. This could materially increase the tax cost to Ocwen of the Separation.

       We may not realize all of the anticipated benefits of potential future acquisitions. Our ability to realize the anticipated benefits of potential future acquisitions of assets and/or companies will depend, in part, on our ability to scale-up to appropriately service any such assets and/or integrate the businesses of such acquired companies with our business. The process of acquiring assets and/or companies may disrupt our business and may not result in the full benefits expected. The risks associated with acquisitions include, among others:

●	coordinating market functions;
●	unanticipated issues in integrating information, communications and other systems;
●	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;
●	retaining key employees; and
●	the diversion of management’s attention from ongoing business concerns.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

       None.

ITEM 2.	PROPERTIES

       The following table sets forth information relating to our primary facilities at December 31, 2010:

Location	Owned/Leased	Square Footage
Principal executive office:
Atlanta, Georgia (1)	Leased	2,094

Document storage and imaging facility:
Riviera Beach, Florida	Leased	30,000

Business operations and technology support offices:
West Palm Beach, Florida	Leased	41,860
Sacramento, California (2)	Leased	126,460
Raleigh, North Carolina (2)	Leased	46,528
Bangalore, India	Leased	86,413
Mumbai, India	Leased	23,140
Montevideo, Uruguay	Leased	16,668

(1)	In December 2010, we entered into an agreement to sublease this space from Altisource through October 2014.

(2)	We assumed these leases in connection with our acquisition of HomEq Servicing. The former HomEq operations have been shut down and these facilities are currently not in use.

       In addition to the facilities listed in the table above, we also lease small offices in Orlando, Florida and Washington, D.C.

ITEM 3.	LEGAL PROCEEDINGS (Dollars in thousands)

       A description of material pending or recently settled legal proceedings to which OCN or its subsidiaries are a party follows:

       Since April 2004, we have been included as a defendant in litigation in federal court in Chicago which consolidated certain class actions and individual actions brought by borrowers in various federal and state courts challenging the defendants’ mortgage servicing practices, including charging improper or unnecessary fees, misapplying borrower payments and similar allegations (the MDL Proceeding). We believe the allegations in the MDL Proceeding are without merit and have defended against them vigorously. In the interests of obtaining finality and cost certainty with regard to this complex and protracted litigated matter, however, defendants, including Ocwen, have entered into a definitive written agreement with plaintiffs’ counsel with respect to a class settlement. Ocwen’s portion of the proposed settlement payment would be $5,163 plus certain other non-cash consideration. This liability and related settlement administrative costs are included in Other liabilities on the Consolidated Balance Sheet. The Court has granted preliminary approval to this class settlement, and notice of the settlement is being provided to potential class members. If the Court does not grant final approval of the settlement, then we will continue to vigorously defend the MDL Proceeding.

       In November 2004, a judgment was entered in litigation in federal court in Denver brought by Cartel Asset Management, Inc. (Cartel) against OCN, the Bank and Ocwen Technology Xchange, Inc. (OTX), a subsidiary that has been dissolved. This matter involved allegations of misappropriation of trade secrets and contract-related claims brought by Cartel, a former vendor. In September 2007, the United States Court of Appeals for the Tenth Circuit upheld the judgment against OTX and remanded the case for a retrial on damages against the Bank. The trial court set a date of September 13, 2010 for the retrial against the Bank, as well as OLS and OCN which were added as defendants. At the retrial, Cartel requested the jury to award it $35,000 in compensatory damages, plus punitive damages. On September 24, 2010, the jury returned a verdict in the amount of $6,360 in compensatory damages and $6,360 in punitive damages. The verdict, which has not yet been reduced to a final judgment, does not include prejudgment interest or plaintiff’s legal fees which may also be payable by Ocwen. Ocwen is evaluating post-verdict legal remedies in connection with the matter. Ocwen has accrued its best estimate of the total expected liability related to this matter. This liability is included in Other liabilities on the Consolidated Balance Sheet.

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

Price Range of the Company’s Common Stock

       The common stock of Ocwen Financial Corporation is traded under the symbol “OCN” on the New York Stock Exchange (NYSE). The following table sets forth the high and low closing sales prices for our common stock:

	High	Low
2010
First quarter	$11.36	$9.07
Second quarter	12.45	10.09
Third quarter	10.74	8.77
Fourth quarter	10.20	8.48

2009
First quarter	$12.02	$8.37
Second quarter	13.30	10.80
Third quarter	14.30	9.02
Fourth quarter	11.95	9.05

       The closing sales price of our common stock on February 22, 2011 was $10.95.

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

       The following graph compares the cumulative total return on the common stock of Ocwen Financial Corporation since December 31, 2005, with the cumulative total return on the stocks included in Standard & Poor’s 500 Market Index and Standard & Poor’s Diversified Financials Market Index.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Ocwen Financial Corporation	100.00	182.30	63.68	105.52	110.00	109.66
S&P 500	100.00	113.62	117.63	72.36	89.33	100.75
S&P Diversified Financials	100.00	120.74	95.70	38.16	49.05	51.16

(1)	Excludes the significant value distributed in 2009 to Ocwen investors in the form of Altisource common equity.

Purchases of Equity Securities by the Issuer and Affiliates

       We did not purchase any shares of our own common stock during 2010.

       Our ability to repurchase shares of our common stock is restricted under the terms of the Guaranty that we entered into with the OTS in connection with debanking. See Note 31 to the Consolidated Financial Statements for additional information regarding the terms of the Guaranty. The $350,000 senior secured term loan agreement that we entered on July 29, 2010 also limits our ability to repurchase shares of our common stock. See Note 16 for additional information regarding the terms of this loan.

Number of Holders of Common Stock

       At February 22, 2011, 100,726,947 shares of our common stock were outstanding and held by approximately 111 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.

ITEM 6.	SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

       The following tables present selected consolidated financial information of Ocwen and its subsidiaries at the dates and for the years indicated. Our historical balance sheet and operations data at and for the five years ended December 31, 2010 have been derived from our audited financial statements.

       As disclosed in Note 2 to the Consolidated Financial Statements, on September 1, 2010, we completed the acquisition of the U.S. non-prime mortgage servicing business of Barclays Bank plc known as HomEq Servicing and boarded approximately 134,000 residential mortgage loans with an aggregate unpaid principal balance of approximately $22,400,000. The transaction has been accounted for using the acquisition method of accounting and included the mortgage servicing rights and associated servicer advances of the business.

       On August 10, 2009, we completed the Separation by distributing all of the shares of Altisource common stock to Ocwen shareholders in the form of a pro rata stock distribution. Altisource consists of the operations of our former Ocwen Solutions line of business and related assets comprising the Mortgage Services, Financial Services and Technology Products segments. On August 9, 2009, as a result of the Separation, we eliminated the assets and liabilities of Altisource from our consolidated balance sheet effective at the close of business, and the operating results of Altisource are no longer included in our operating results after that date. We do not report the historical operating results of Altisource as a discontinued operation because of the significance of the continuing involvement between Altisource and Ocwen under long-term services agreements.

       We have reclassified certain amounts included in the selected financial data for prior years to conform to the 2010 presentation.

       The selected consolidated financial information should be read in conjunction with the information we have provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

	December 31,
	2010 (7)	2009 (6)	2008	2007	2006
Selected Balance Sheet Data
Cash	$127,796	$90,919	$201,025	$114,243	$236,581
Restricted cash – for securitization investors (1)	727	—	—	—	—
Trading securities, at fair value:
Auction rate	—	247,464	239,301	—	—
Other investment grade securities	—	—	—	34,876	74,986
Subordinates and residuals	—	3,692	4,369	7,362	65,242
Investment in certificates of deposit	—	—	—	—	72,733
Loans held for resale, at lower of cost or fair value	25,803	33,197	49,918	75,240	99,064
Advances	184,833	145,914	102,085	292,887	324,137
Match funded advances	1,924,052	822,615	1,100,555	1,126,097	572,708
Loans, net – restricted for securitization investors (1)	67,340	—	—	—	—
Mortgage servicing rights	193,985	117,802	139,500	197,295	183,743
Deferred tax assets, net (2)	138,716	132,683	175,145	175,669	172,202
Intangibles, net, including goodwill (6) (7)	12,810	—	46,227	58,301	7,053
Investment in unconsolidated entities (3)	12,072	15,008	25,663	76,465	46,151
Other	233,275	160,056	153,312	233,489	150,794
Total assets	$2,921,409	$1,769,350	$2,237,100	$2,391,924	$2,005,394

Match funded liabilities	$1,482,529	$465,691	$961,939	$1,001,403	$510,236
Secured borrowings – owed to securitization investors (1)	62,705	—	—	—	—
Debt securities, lines of credit and other secured borrowings:
Short-term	51,085	7,979	182,860	339,976	310,149
Long-term	277,542	143,395	67,377	143,111	153,462
Investment line	—	156,968	200,719	—	—
Servicer liabilities	2,492	38,672	135,751	204,484	383,549
Other	140,239	90,782	78,813	110,429	81,340
Total liabilities	2,016,592	903,487	1,627,459	1,799,403	1,438,736
Ocwen Financial Corporation stockholders’ equity (1)	904,571	865,611	609,235	590,542	564,868
Non-controlling interest in subsidiaries	246	252	406	1,979	1,790
Total equity	904,817	865,863	609,641	592,521	566,658
Total liabilities and equity	$2,921,409	$1,769,350	$2,237,100	$2,391,924	$2,005,394

Residential Loans and Real Estate Serviced for Others

Count	479,165	351,595	322,515	435,616	473,665
Amount	$73,886,391	$49,980,077	$40,171,532	$53,545,985	$52,834,028

	For the Years Ended December 31,
	2010 (7)	2009 (6)	2008	2007	2006
Selected Operations Data
Revenue:
Servicing and subservicing fees	$321,699	$264,467	$368,026	$379,277	$340,584
Other	38,682	116,261	124,102	101,384	90,746
Total revenue	360,381	380,728	492,128	480,661	431,330
Operating expenses	236,474	235,654	323,355	351,866	339,655
Income from operations	123,907	145,074	168,773	128,795	91,675
Other income (expense):
Interest income (1)	10,859	8,786	14,696	29,651	47,609
Interest expense	(85,923)	(62,954)	(86,574)	(76,586)	(56,979)
Other, net (1)	(9,689)	2,355	(65,913)	(27,306)	(3,717)
Other expense, net	(84,753)	(51,813)	(137,791)	(74,241)	(13,087)

Income from continuing operations before income taxes	39,154	93,261	30,982	54,554	78,588
Income tax expense (benefit) (2)(6)	5,545	96,110	12,006	15,186	(127,720)
Income (loss) from continuing operations	33,609	(2,849)	18,976	39,368	206,308
Income (loss) from discontinued operations, net of taxes (4)	4,383	3,121	(5,767)	(3,172)	(2,094)
Net income	37,992	272	13,209	36,196	204,214
Net loss (income) attributable to non-controlling interests	(8)	25	41	(92)	(69)
Net income attributable to OCN	$37,984	$297	$13,250	$36,104	$204,145

Basic earnings per share
Income (loss) from continuing operations	$0.34	$(0.04)	$0.30	$0.63	$3.28
Income (loss) from discontinued operations (4)	0.04	0.04	(0.09)	(0.05)	(0.03)
Net income	$0.38	$—	$0.21	$0.58	$3.25

Diluted earnings per share
Income (loss) from continuing operations	$0.32	$(0.04)	$0.30	$0.62	$2.95
Income (loss) from discontinued operations (4)	0.04	0.04	(0.09)	(0.05)	(0.03)
Net income	$0.36	$—	$0.21	$0.57	$2.92

Weighted average common shares outstanding
Basic	100,273,121	78,252,000	62,670,957	62,712,076	62,871,613
Diluted (5)	107,483,015	78,252,000	62,935,314	63,496,339	71,864,311

(1)
As a result of our adoption of Accounting Standards Update (ASU) 2009-16 (ASC 860, Transfers and Servicing) and ASU 2009-17 (ASC 810, Consolidation) on January 1, 2010 we began consolidating four residential mortgage loan securitization trusts that were previously excluded from our consolidated financial statements because each trust was a qualifying special purpose entity (QSPE). In prior years, we had securitized residential mortgage loans using certain trusts. Upon adoption of this new accounting guidance, we recorded a $75,506 increase in total assets, a $73,232 increase in liabilities and a $2,274 increase in the opening balance of retained earnings. Our Consolidated Statements of Operations and Consolidated Balance Sheets for the prior years presented have not been retroactively adjusted. Beginning January 1, 2010, we eliminate in consolidation our investment in the securities we hold that were issued by the securitization trusts, as well as the related interest income and unrealized gains and losses. See Note 1 to the Consolidated Financial Statements for additional information.

(2)
The income tax benefit for 2006 reflects the reversal of $155,377 of valuation allowances on our deferred tax assets in order to increase the net deferred tax asset to the amount that is more likely than not to be realized in future periods.

(3)
We account for our investments in unconsolidated entities using the equity method. In 2006, we acquired an equity interest in BMS Holdings. During 2008, our 45% equity interest in the losses of BMS Holdings reduced our investment to zero, and we suspended the recognition of losses from our investment. In 2010, the stock of BMS was transferred to debt holders as part of a restructuring plan, and as a result, BMS Holdings has no remaining assets or operations. Following the restructuring, BMS Holdings changed its name to BHI Liquidation, Inc. (BHI). In 2007, we acquired 25% equity interests in OSI and in ONL and affiliates.

(4)
In the fourth quarter of 2009, we completed the sale of our investment in BOK. We have reported the results of operations of BOK in the consolidated financial statements as discontinued operations. Income from discontinued operations for 2010 represents a true-up of Ocwen’s income tax expense on the sale of BOK.

(5)
The assumed conversion of the 3.25% Convertible Notes has been reflected in the calculation of weighted average common shares outstanding in computing diluted earnings per share for 2006. Conversion of the Convertible Notes to common stock was not assumed for 2009, 2008 and 2007 because the effect was antidilutive. Interest expense on the Convertible Notes, net of income tax, has been added to net income for purposes of computing diluted earnings per share for 2010 and 2006.

(6)
As a consequence of the Separation and related transactions, Ocwen incurred income taxes to the extent that the fair market value of Altisource assets exceeded Ocwen’s tax basis in such assets in accordance with Section 367 of the Internal Revenue Code. Ocwen recognized $52,047 of income tax expense, of which $25,649 was current expense and $26,398 was deferred expense. We eliminated $88,478 of the assets (including goodwill and other intangibles) and $16,332 of the liabilities of Altisource from our consolidated balance sheet effective at the close of business on August 9, 2009. Beginning August 10, 2009, the operating results of Altisource are no longer included in our operating results. The Separation contributed significantly to the declines in revenues, operating expenses, income from operations and income from continuing operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview for additional information regarding the effects of the Separation.

(7)
Ocwen acquired HomEq Servicing for total consideration of $1,165,673, of which $852,617 was funded by a new match funded servicing advance facility with the remainder primarily borrowed under a new senior secured term loan. Total identifiable net assets acquired were $1,162,189, including MSRs of $84,324 and advances of $1,063,180. We also acquired goodwill of $12,810. Revenues and operating expenses of HomEq Servicing from the acquisition date of September 1, 2010 through December 31, 2010 were $43,127 and $56,725, respectively. Operating expenses for this period consist principally of non-recurring costs related to the acquisition, including employee severance and lease termination costs and the amortization of MSRs. These operating expenses do not include an allocation of costs related to the servicing of HomEq Servicing loans on Ocwen’s platform.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except share data)

INTRODUCTION

       Unless specifically stated otherwise, all references to 2010, 2009 and 2008 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

       The following discussion of our results of operations, financial condition and capital resources and liquidity should be read in conjunction with our Consolidated Financial Statements and the related notes, all included elsewhere in this annual report on Form 10-K.

OVERVIEW

Operations Summary

       The HomEq Acquisition and related shutdown costs in 2010 and the Altisource Separation and related income taxes in 2009 have significantly impacted our consolidated operating results. The operating results of the HomEq Servicing business are included in the Servicing segment since the acquisition on September 1, 2010. As a result of the Separation on August 10, 2009, Ocwen ceased, beginning on that date, to record operating results from the Mortgage Services, Financial Services and Technology Products segments.

       The following table summarizes our consolidated operating results for the years indicated. We have provided a more complete discussion of operating results by line of business in the Segments section.

	For the years ended December 31,			% Change
	2010	2009	2008	2010 to 2009	2009 to 2008
Consolidated:
Revenue (1)	$360,381	$380,728	$492,128	(5)%	(23)%
Operating expenses (2)	236,474	235,654	323,355	—	(27)
Income from operations	123,907	145,074	168,773	(15)	(14)
Other expense, net	(84,753)	(51,813)	(137,791)	64	(62)
Income from continuing operations before taxes	39,154	93,261	30,982	(58)	201
Income tax expense	5,545	96,110	12,006	(94)	701
Income (loss) from continuing operations	33,609	(2,849)	18,976	(1,280)	(115)
Income (loss) from discontinued operations, net of taxes	4,383	3,121	(5,767)	40	(154)
Net income	37,992	272	13,209	13,868	(98)
Net income (loss) attributable to non-controlling interests	(8)	25	41	(132)	(39)
Net income attributable to OCN	$37,984	$297	$13,250	12,689	(98)

Segment income (loss) from continuing operations before taxes:
Servicing	$78,195	$87,681	$100,770	(11)%	(13)%
Loans and Residuals	(2,846)	(9,121)	(14,682)	(69)	(38)
Asset Management Vehicles	(797)	(5,317)	(9,813)	(85)	(46)
Mortgage Services	—	17,815	13,262	(100)	34
Financial Services	—	(5,969)	(7,875)	(100)	(24)
Technology Products	—	9,590	3,580	(100)	168
Corporate Items and Other	(35,398)	(1,418)	(54,260)	2,396	(97)
	$39,154	$93,261	$30,982	(58)	201

(1)
Excluding the revenues earned by GSS and intersegment revenues of OS that were eliminated in consolidation, OS revenues were $106,257 and $146,166 for the years ended December 31, 2009 and 2008, respectively.

(2)
Excluding the expenses of GSS and BMS and intersegment expenses of OS that were eliminated in consolidation, OS operating expenses were $91,847 and $143,135 for the years ended December 31, 2009 and 2008, respectively.

       2010 versus 2009. Residential servicing fees were higher than 2009 as a result of fees from HAMP modifications and the effects of $32.2 billion of UPB additions to the Servicing portfolio including approximately $22.4 billion on September 1, 2010 related to the HomEq Acquisition and $6.9 billion added by the Saxon Acquisition in the second quarter. However, process management fees and other revenues declined as a result of the Separation. Operating expenses increased slightly in 2010 despite the Separation because of non-recurring expenses of $52,603 associated with the HomEq Acquisition and because of litigation expense of $26,882 incurred in connection with the Cartel verdict and the proposed settlement of the MDL Proceeding. Income from operations declined by $21,167, or 15%, in 2010 as compared to 2009.

       Other expense, net increased due to higher interest expense on borrowings related to the HomEq Acquisition of $31,915 and realized losses on sales of our remaining auction rate securities of $5,903. Other expense, net also includes a $3,000 write-off of a commercial real estate investment. These increases in expenses were partially offset by gains of $6,036 from the sale of our 1% general partnership interests in three affordable housing projects during the fourth quarter.

       Income from continuing operations before income taxes was $39,154 for 2010 as compared to $93,261 for 2009. The former OS segments were included in our results through August 9, 2009 and generated Income from continuing operations before income taxes of $12,836 for the year ended December 31, 2009.

       The provision for income taxes was reduced by the effect of the reversal of $9,126 of reserves related to income taxes. The net loss for 2009 includes the $52,047 income tax effect associated with the Separation. Discontinued operations for 2010 includes an income tax benefit of $4,383 recorded in the third quarter related to our recognition of additional tax losses on our former investment in BOK. Net income attributable to Ocwen increased by $37,687 as compared to 2009.

       2009 versus 2008. Our residential servicing revenues declined from 2008 due to lower annual average UPB and fewer total completed loan modifications due in large part to the delays associated with the implementation of the HAMP. Process management fees and other revenues declined because of the Separation. Operating expenses declined in 2009 in part because of the Separation. In addition, Servicing operating expenses for 2009 benefited from lower amortization expense on a smaller MSR portfolio, reduced staffing levels and fewer loan payoffs. Income from operations declined by $23,699, or 14%, in 2009 as compared to 2008.

       Other expense, net declined dramatically due to gains on auction rate securities in 2009 compared to losses in 2008, representing a $41,476 improvement and a reduction in interest expense as advances and advance financing balances declined despite higher average spreads and facility fees in 2009 compared to 2008. Income from continuing operations before taxes climbed to $93,261 in 2009 from $30,982 in 2008.

       As noted above, we incurred a significant non-recurring income tax expense associated with the Separation and increased our liability for selected tax items by $8,489, representing the full amount of recognized deferred tax assets arising from deductibility of losses in a servicing advance finance structure. These two items contributed to a higher effective tax rate in 2009, the deferred portion of which was non-cash. As a result, income from continuing operations declined $21,825 or 115% in 2009 as compared to 2008. Discontinued operations for 2009 includes a pre-tax gain of $4,034 realized on the sale of BOK.

       Primarily due to the tax impact of the Separation and the increase in our liability for selected tax items, net income declined 98% from 2008 to 2009.

Change in Financial Condition Summary

       The overall increase in our assets of $1,152,059 or 65% during 2010 was principally the result of the following changes:

●	Cash increased by $36,877.

●	We liquidated our remaining investment in auction rate securities which had a fair value of $247,464 at December 31, 2009 through sales and the settlement of two litigation actions.

●
Total advances increased by $1,140,356 largely as a result of the $22.4 billion of servicing UPB we acquired as part of the HomEq Acquisition in the third quarter and the $6.9 billion of servicing UPB we acquired in the Saxon Acquisition in the second quarter. Following acquisition, advances related to both the HomEq and the Saxon portfolios declined. The increase in advances related to newly acquired portfolios was partly offset by declines in advances related to the existing portfolios.

●
Loans – restricted for securitization investors of $67,340 represent loans held by four securitization trusts that, effective January 1, 2010, we began to include in our consolidated financial statements under the provisions of ASC 810, Consolidation. See Note 1 to our Consolidated Financial Statements for additional information.

●	MSRs increased by $76,183 due primarily to purchases of $107,749, including $84,324 as part of the HomEq Acquisition, offset by amortization expense of $31,627.

●	We recorded goodwill of $12,810 related to the HomEq acquisition.

●
Other assets increased by $68,646 as a result of an increase in debt service accounts and debt issuance costs related to new borrowings incurred in connection with the HomEq Acquisition. In addition, we were required to deposit $18,684 of cash collateral with the counterparties to interest rate swap agreements we entered into during the second quarter of 2010.

       Liabilities increased by $1,113,105, or 123%, during 2010 primarily because of the following items:

●
Match funded liabilities increased by $1,016,838 reflecting the issuance of $200,000 of notes under the Term Asset-Backed Securities Loan Facility (TALF) program and the issuance of $1,011,000 of notes in connection with the financing of the advances acquired as part of the HomEq Acquisition, $811,000 of which was outstanding at December 31, 2010.

●
Secured borrowings – owed to securitization investors of $62,705 consists of certificates issued by the four securitization trusts that we began to include in our consolidated financial statements effective January 1, 2010. See Note 1 to our Consolidated Financial Statements for additional information.

●
Lines of credit and other secured borrowings increased $190,263 due to a $350,000 senior secured term loan facility that we entered into in connection with HomEq Acquisition and secured borrowings of $7,774_under repurchase agreements. These borrowings were partly offset by $17,500 of mandatory repayments and $135,000 of optional payments on the senior secured term loan and the first annual $12,000 repayment in March on our $60,000 fee reimbursement advance.

●	We fully repaid the investment line term note which had an outstanding balance of $156,968 at December 31, 2009.

●	Debt securities declined $13,010 as a result of repurchases. In January 2010, we repurchased in the open market $12,930 par value of our 10.875% Capital Trust Securities at a discount to par value.

●
Other liabilities increased by $49,457 due to accruals of $24,166 established primarily in connection with the MDL and Cartel litigation, a $15,670 derivative liability that represents the fair value of interest rate swaps we entered into during the second quarter of 2010, accrued rent expense of $7,794 associated with our early termination of the HomEq office leases and a our assumption of a $4,616 liability for checks held for escheat in connection with the HomEq Acquisition. These increases were offset in part by a $12,413 reduction in the liability for selected tax items primarily due to the reversal of a reserve related to an advance financing structure.

Liquidity Summary

       We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of December 31, 2010, as measured by cash and available credit, was $256,890, a decrease of $35,224, or 12%, from December 31, 2009. At December 31, 2010, our cash position was $127,796 compared to $90,919 at December 31, 2009. Our available credit on collateralized but unused advance financing capacity was $129,095 at December 31, 2010 compared to $201,195 at December 31, 2009.

       Our investment policies emphasize principal preservation by limiting investments to include:

●	Securities issued by the U.S. government, a U.S. agency or a U.S. government-sponsored enterprise
●	Money market mutual funds
●	Money market demand deposits

       Currently, we have primarily invested cash that is in excess of our immediate operating needs in money market demand deposit accounts. Furthermore, our investment policies are intended to minimize credit and counterparty risk by establishing risk limits designed to limit our exposure to each counterparty in relation to our equity with reference to each counterparty’s long-term credit ratings.

       We regularly monitor and project cash flow timing in connection with our efforts to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on maintaining cash and unused borrowing capacity that is sufficient to meet the needs of the business

       At December 31, 2010, $926,471 of our total maximum borrowing capacity remained unused. However, as noted above, the amount of collateral pledged to these facilities limits additional borrowing, and only $129,095 of this amount is readily available. The unused borrowing capacity in the Servicing business may be utilized in the future by pledging additional qualifying collateral to these facilities. We have begun to implement our plan to reduce unused borrowing capacity relative to the current levels of advances and match funded advances to a level that we consider prudent to meet our funding needs for reasonably foreseeable changes in advances in order to reduce interest expense.

Interest Rate Risk Summary

       Interest rate risk is a function of (i) the timing and (ii) the dollar amount of assets and liabilities that re-price at each point in time. We are exposed to interest rate risk to the extent that our interest rate sensitive liabilities mature or re-price at different speeds, or different bases, than interest-earning assets.

       We have executed a hedging strategy aimed to largely neutralize the impact of changes in interest rates within a certain time period based on the projected excess of interest rate sensitive liabilities over assets. As of December 31, 2010, the value of our outstanding hedges was similar to the net exposure of projected interest rate sensitive liabilities and interest rate sensitive assets for the next several years. Future variances between the projected excess of interest rate sensitive liabilities over assets and actual results could cause us to become over-hedged or under-hedged. See Note 21 to our Consolidated Financial Statements for additional information regarding our use of derivatives.

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

Valuation and Amortization of Residential Mortgage Servicing Rights

       Our most significant business is our Servicing business. MSRs are an intangible asset representing the right to service a portfolio of mortgage loans. We generally obtain MSRs by purchasing them from the owners of the mortgage loans. As of December 31, 2010, we held residential MSRs with a carrying value of $193,985 and an estimated fair value of $237,407.

       We account for our residential MSRs using the amortization method. All newly acquired MSRs are initially measured at fair value. We amortize the balance of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. We determine estimated net servicing income using the estimated future balance of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and scheduled loan amortization. We adjust amortization prospectively in response to changes in estimated projections of future cash flows.

       We group the loans that we service into strata based on one or more of the predominant risk characteristics of the underlying loans. The risk factors used to assign loans to strata include the credit score (FICO) of the borrower, the loan to value ratio and the default risk. Our primary strata include:

●	Subprime
●	ALT A
●	High-loan-to-value

       We estimate the fair value of our MSRs by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The significant components of the estimated future cash inflows for MSRs include:

●	Rate at which UPB declines	●	Delinquencies
●	Servicing fees and ancillary income	●	Interest rate used for computing float earnings
●	Cost of servicing	●	Compensating interest expense
●	Discount rate
●	Interest rate used for computing the cost of servicing advances

       Our internal valuation uses the same inputs but with reference to our historical experience rather than the assumptions of other industry participants.

       The following table provides the range of prepayment speed and delinquency assumptions (expressed as a percentage of UPB) by strata projected over the five-year period beginning December 31, 2010:

	Prepayment Speed	Delinquency
Subprime	15% – 18%	18% – 35%
ALT A	15% – 18%	17% – 32%
High-loan-to-value	38% – 41%	12%

       The primary assumptions we use to estimate the fair value of MSRs by strata as of December 31, 2010 include the cost of financing advances (1-month LIBOR plus 4%), float earnings (1-month LIBOR), a 20% discount rate and the cost of servicing (representing industry averages, which vary by strata and ranged from $110 per year for a performing ALT A loan to $1,250 per year for a loan in foreclosure).

       We perform an impairment analysis of our MSRs by strata based on the difference between the carrying amount and estimated fair value. To the extent the estimated fair value is less than the carrying amount for any strata we recognize an impairment valuation allowance.

Changes in these assumptions are generally expected to affect our results of operations as follows:

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

●
Increases in interest rate assumptions will increase interest expense for financing servicing advances although this effect is partially offset because rate increases will also increase the amount of float earnings we recognize.

Valuation of Loans Held for Resale

       Loans held for resale are reported at the lower of cost or fair value. We account for the excess of cost over fair value as a valuation allowance with changes in the valuation allowance included in gain (loss) on loans held for resale, net, in the period in which the change occurs. At December 31, 2010, all loans held for resale were measured at fair value because their cost of $40,413 exceeded their estimated fair value of $25,803.

       When we enter into an agreement to sell a loan to an investor at a set price, the loan is valued at the commitment price. The fair value of loans for which we do not have a firm commitment to sell is based upon a discounted cash flow analysis. We stratify our fair value estimate of uncommitted loans held for resale based upon the delinquency status of the loans. We base the fair value of our performing loans on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. Significant assumptions include collateral and loan characteristics, prevailing market conditions and the creditworthiness of the borrower. The fair value of our non-performing loans is determined based upon the underlying value of the collateral supporting the loan and the estimated period and cost of disposition of the collateral.

Deferred Tax Assets

       The use of estimates and the application of judgment are involved in the determination of our overall tax provision and the evaluation of the realizability of our gross deferred tax assets. As of December 31, 2010, we had gross deferred tax assets of $138,878 and gross deferred tax liabilities of $162 resulting in a net deferred tax asset of $138,716. We reduced our liability for selected tax items by $9,126, primarily as a result of deductions related to a servicing advance finance structure and to statute expirations. We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. Among the factors considered in this evaluation are estimates of future taxable income, future reversals of temporary differences, tax character (ordinary versus capital) and the impact of tax planning strategies that may be implemented if warranted. We assess the amount of the valuation allowance each quarter. As a result of this evaluation, we concluded that no valuation allowance was necessary at December 31, 2010.

Goodwill

       We test the goodwill in each of our operating segments, which are components one level below our business segments, for impairment at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows based on a two-step impairment test. We evaluate the recoverability by comparing the estimated fair value of each operating segment with its estimated net carrying value (including goodwill). We derive the fair value of each of our operating segments based on valuation techniques that we believe market participants would use for each segment (discounted cash flow valuation methodology). Our goodwill impairment test involves the making of estimates and the exercise of management judgment. From time to time, we may obtain assistance from third parties in our evaluation. The discounted cash flow valuation methodology uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows achieved.

       In projecting our cash flows, we use projected growth rates or where applicable the projected prepayment rate. For the discount rate, we use a rate which reflects our weighted average cost of capital determined based on our industry and size risk premiums based on our market capitalization. Fair value is calculated as the sum of the projected discounted cash flows of the reporting units over the next five years and terminal value at the end of those five years.

       At December 31, 2010, the entire $12,810 balance of goodwill relates to the HomEq Acquisition and is included in the Servicing segment. We will perform our annual impairment test of the goodwill related to the HomEq Acquisition on August 31st of each year beginning in 2011. We will test for impairment sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. We did not perform an annual impairment test during 2009 because the entire balance of goodwill was distributed to Altisource on August 10, 2009 as part of the Separation. Our annual test of goodwill for impairment that we completed in 2008 did not indicate any impairment. However, in the second quarter of 2008, we did record an impairment of the remaining $1,682 of goodwill related to BOK, which was held for sale, based on offers that we had received that were less than carrying value.

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

SEGMENT RESULTS AND FINANCIAL CONDITION

       For each of our business segments, the following section provides a discussion of the changes in financial condition during the year ended December 31, 2010 and a discussion of pre-tax results of operations for the annual periods ended December 31, 2010, 2009 and 2008. Due to the Separation as of August 10, 2009, neither the assets and liabilities, nor the subsequent operations of the Mortgage Services, Financial Services and Technology Products segments are included in our financial results. As a separate, publicly-traded company, Altisource Portfolio Solutions S.A. (NASDAQ:ASPS) will file a Form 10-K with the Securities and Exchange Commission.

Servicing

       The following table presents selected results of operations of our Servicing segment for the years ended December 31:

	2010	2009	2008
Revenue
Servicing and subservicing fees	$323,026	$233,759	$304,572
Process management fees	33,685	38,965	36,153
Other	3,087	1	—
Total revenue	359,798	272,725	340,725

Operating expenses
Compensation and benefits	67,447	32,256	40,539
Amortization of servicing rights	31,455	32,228	52,187
Servicing and origination	6,396	8,071	16,893
Technology and communications	19,896	14,215	12,516
Professional services	13,874	8,095	10,577
Occupancy and equipment	29,234	10,848	11,307
Other operating expenses	31,806	23,539	20,273
Total operating expenses	200,108	129,252	164,292

Income from operations	159,690	143,473	176,433

Other income (expense)
Interest income	207	266	1,004
Interest expense	(80,514)	(59,458)	(75,835)
Gain (loss) on debt redemption	(571)	1,600	—
Other, net	(617)	1,800	(832)
Total other expense, net	(81,495)	(55,792)	(75,663)

Income from continuing operations before income taxes	$78,195	$87,681	$100,770

       The following table provides selected operating statistics at or for the years ended December 31:

				Change from
	2010	2009	2008	2009 to 2010	2008 to 2009
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$52,071,145	$35,090,126	$30,416,049	48%	15%
Non-performing loans	15,903,038	11,638,689	6,937,002	37	68
Non-performing real estate	5,912,208	3,251,262	2,818,481	82	15
Total residential assets serviced (2)	$73,886,391	$49,980,077	$40,171,532	48	24

Average residential assets serviced	$59,637,040	$41,093,085	$46,193,422	45	(11)

Prepayment speed (average CPR)	12.7%	19.4%	24.8%	(35)	(22)

Percent of total UPB:
Servicing portfolio	69.4%	54.8%	74.3%	27%	(26)%
Subservicing portfolio	30.6	45.2	25.7	(32)	76
Non-performing residential assets serviced, excluding Freddie Mac (3)	27.3%	25.6%	24.3%	7	5

Number of:
Performing loans (1)	367,213	272,656	261,387	35%	4%
Non-performing loans	82,204	62,717	47,611	31	32
Non-performing real estate	29,748	16,222	13,517	83	20
Total number of residential assets serviced (2)	479,165	351,595	322,515	36	9

Average number of residential assets serviced	401,111	305,871	373,416	31	(18)
Percent of total number:
Servicing portfolio	68.9%	55.4%	67.0%	24%	(17)%
Subservicing portfolio	31.1	44.6	33.0	(30)	35
Non-performing residential assets serviced, excluding Freddie Mac (3)	20.9%	18.8%	19.0%	11	(1)

Residential Servicing and Subservicing Fees
Loan servicing and subservicing	$225,446	$175,257	$213,333	29%	(18)%
Late charges	32,754	28,290	45,983	16	(38)
HAMP fees	32,363	5,581	—	480	—
Loan collection fees	8,958	7,499	9,974	19	(25)
Custodial accounts (float earnings)	2,843	4,802	11,005	(41)	(56)
Other	16,926	10,286	23,595	65	(56)
	$319,290	$231,715	$303,890	38	(24)

Financing Costs
Average balance of advances and match funded advances	$1,484,417	$1,042,044	$1,251,388	42%	(17)%
Average borrowings	1,074,215	728,217	1,119,569	48	(35)
Interest expense on borrowings	75,964	51,247	67,516	48	(24)
Facility costs included in interest expense	20,476	25,530	12,586	(20)	103
Effective average interest rate	7.07%	7.04%	6.03%	—	17
Average 1-month LIBOR	0.27%	0.33%	2.67%	(18)	(88)

Average Employment
India and other	1,650	1,134	1,135	46%	—%
United States (4)	228	287	442	(21)	(35)
Total	1,878	1,421	1,577	32	(10)

Collections on loans serviced for others	$5,379,326	$6,593,399	$10,683,541	(18)%	(38)%

(1)
Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)
Subprime loans represents the largest category, or strata, of residential loans we service. At December 31, 2010, we serviced 360,317 subprime loans with a UPB of $56,530,714. This compares to 243,593 subprime loans with a UPB of $35,682,666 at December 31, 2009 and 227,929 subprime loans with a UPB of $32,776,696 at December 31, 2008.

(3)
Excluding the HomEq and Saxon portfolios acquired in 2010, the UPB and number of non-performing residential assets serviced as a percentage of the total portfolio were 25.5% and 18.7%, respectively, at December 31, 2010.

(4)
Does not include 1,158 employees transferred to Ocwen as a result of the HomEq Acquisition, all of whom have since been terminated. Newly-hired Ocwen employees in the United States, India and Uruguay are now supporting the servicing related duties for the loans acquired from HomEq.

       The following table provides information regarding the changes in the UPB of our portfolio of residential assets serviced:

	Amount of UPB			Count
	2010	2009	2008	2010	2009	2008
Portfolio at beginning of year	$49,980,077	$40,171,532	$53,545,985	351,595	322,515	435,616
Additions	32,245,470	18,821,679	1,597,351	186,300	101,622	9,769
Runoff	(8,339,156)	(9,013,134)	(14,971,804)	(58,730)	(72,542)	(122,870)
Portfolio at end of year	$73,886,391	$49,980,077	$40,171,532	479,165	351,595	322,515

       2010 versus 2009. Residential servicing and subservicing fees increased due to the increase in the UPB of residential assets serviced and an increase in modifications.

       The average UPB of residential assets serviced was 45% higher in 2010 while residential servicing and subservicing fees increased by 38%. Servicing fees for 2010 include $42,524 earned on the HomEq portfolio for the period from the acquisition date of September 1, 2010 through December 31, 2010.

       At December 31, 2010, the percentage of UPB representing servicing rather than subservicing was 69.4%, a 27% increase as compared to 54.8% on December 31, 2009. This increase was a result of the $22.4 billion of servicing UPB that we acquired in the HomEq Acquisition and the $6.9 billion of UPB that we acquired in the Saxon Acquisition. However, revenue declined relative to average UPB in 2010 as compared to 2009 due primarily to a higher mix of subservicing in 2010 prior to our acquisition of the HomEq and Saxon servicing portfolios and to lower initial revenue yield on these acquired portfolios. The effect on revenues of the HomEq and Saxon acquisitions was tempered by the fact that initial revenues from newly acquired servicing are principally the contractual servicing fee and late fees. Other ancillary revenues, which are driven by the resolution of non-performing loans, ramp up gradually in the first year after the acquisition.

       When we return a loan to performing status, we recognize revenue in the form of deferred servicing fees and late fees. For loans modified under HAMP, we earn HAMP fees in place of late fees. Excluding HAMP fees, we recognized loan servicing fees and late charges of $41,071 and $27,762 during 2010 and 2009, respectively, as a result of modifications completed. HAMP fees were $32,363 and $5,581 in 2010 and 2009, respectively. HAMP success fees that we earned on loans that were still performing at the one-year anniversary of their modification represent $13,370 of the total HAMP fees in 2010. We earned no success fees in 2009, the first year of HAMP. We completed a total of 69,917 modifications during 2010 as compared to 51,485 during 2009. In 2010, 27% of completed modifications were HAMP as compared to 11% in 2009.

       As of December 31, 2010, we estimate that the balance of uncollected and unrecognized servicing fees related to delinquent borrower payments was $123,582 compared to $55,612 as of December 31, 2009. The increase in 2010 is primarily due to the $22.4 billion of servicing UPB acquired in the HomEq Acquisition and the $6.9 billion of servicing UPB that we acquired in the Saxon Acquisition in the second quarter.

       Process management fees, revenues primarily comprised of referral commissions for residential REO properties sold through our network of brokers, were $11,913 lower in 2010 largely due to a decline in the number of properties sold. Sales of REO declined as loan modifications and short sales increased and as the foreclosure timeline lengthened. Partly offsetting the decline in commissions was a $6,641 increase in fees earned from Altisource in connection with the preparation of foreclosure and similar documents on loans that have defaulted. Prior to the Separation in August 2009, Servicing received a share of such fees from the former Technology Products segment as a reduction of allocated Technology and communication expense.

       Operating expenses increased by $70,856 primarily due to $52,603 of expenses incurred in connection with the HomEq Acquisition, including severance and WARN Act compensation of $32,954, occupancy and equipment costs of $15,104 and professional fees of $3,977. Occupancy and equipment costs include lease termination costs of $7,794 and a depreciation charge of $5,840 to write off leasehold improvements in connection with our decision to shutdown the leased HomEq facilities that we acquired in Sacramento, California and Raleigh, North Carolina. We also established a $5,753 reserve in connection with the proposed settlement of the MDL Proceeding including $5,163 in the second quarter and $590 in the fourth quarter. Corporate overhead expenses allocated to Servicing increased by $5,776 primarily due to a decline in the relative size of the non-Servicing segments following the spin-off of the former OS segments to Altisource in August 2009. In addition, the effect of the Separation on our recognition of default document preparation fees as described above increased Operating expenses by $4,499 in 2010. Excluding the expenses incurred in connection with the HomEq Acquisition and the reserve accrual for the MDL proceeding, Operating expenses in the Servicing segment increased by $12,500 or 9.7% in 2010, which is substantially less than the growth in average UPB. The decline in the normalized expense ratio is attributable to lower amortization expense relative to UPB as long-term CPR expectations decreased and low incremental operating expense as UPB increases.

       The overall delinquency rates at the end of 2010 and 2009 are similar. Within these composite totals, the delinquency rate on the portfolio that existed at the end of 2009 declined substantially in 2010, but this decline was offset by higher delinquency rates on the newly acquired HomEq and Saxon portfolios. Delinquency rates on both the HomEq and Saxon portfolios have declined since boarding but are still higher than the rate for the prior portfolios. Excluding the effects of any new acquisitions or of any changes to foreclosure processes that may occur in 2011, we expect overall delinquency rates to decline which represents a continuation of current trends.

       The increase in total advances is the result of advances acquired as part of the HomEq and Saxon acquisitions. Excluding advances related to the HomEq and Saxon portfolios, total advances declined by $151,868 in 2010. We expect advances to continue to decline in 2011 before any new acquisitions or foreclosure process changes.

       Prepayment speed was 35% lower in 2010 primarily due to a decline in real estate sales as loan modifications and short sales increased and as the foreclosure timeline lengthened. Real estate sales and other involuntary liquidations accounted for approximately 75% of prepayments during 2010 as compared to approximately 84% in 2009.

       Interest expense on borrowings for 2010 was 48% higher than 2009 principally because of an increase in average borrowings on advance facilities, the closing of the $350,000 senior secured term loan, higher average interest rates on the subordinated notes on the HomEq advance facility and the costs associated with the increase in unused advance financing capacity. These increases were partly offset by lower spreads on advance facilities. Average Servicing borrowings increased by 48% during 2010 as compared to 2009 as average advances and match funded advances increased by 42% during the same period. Interest expense for 2010 includes $4,970 of net settlements related to interest rate swap agreements that we entered into during the second quarter of 2010.

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

       Operating expenses benefited from lower MSR amortization expense, reduced staffing levels and lower servicing and origination expense. Amortization expense declined in 2009 as the projected average prepayment speed (CPR) fell and we shifted our portfolio composition to more subservicing arrangements leading to a 22% lower average MSR balance in 2009, as compared to 2008. Our efforts to reduce staffing levels resulted in a 20% decline in compensation and benefits expense as we reduced our average US headcount and maintained our India staffing level. Approximately two-thirds of the decline in average U.S. employment was due to our decision in July 2008 not to renew our contract with the U.S. Department of Veterans Affairs (VA). Servicing and origination expense declined as a result of a decline in voluntary loan payoffs.

       The delinquency rate remained relatively stable in 2009. Total advances have continued to decline in 2009; however, the effects of implementing HAMP slowed the rate of decline. Lower UPB and increased sales of REO also contributed to the decline in advances.

       Prepayment speed was lower in 2009 primarily due to a decline in loan payoffs partly offset by an increase in real estate sales. Real estate sales and other involuntary liquidations accounted for approximately 84% of prepayments during 2009 as compared to approximately 80% for 2008.

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

       The following table shows selected assets and liabilities of our Servicing segment as of December 31:

	2010	2009
Advances (1)	$180,709	$141,429
Match funded advances (1)	1,924,052	822,615
Mortgage servicing rights (Residential) (2)	193,985	117,802
Receivables, net (3)	60,627	43,079
Goodwill (4)	12,810	—
Debt service accounts (5)	86,234	50,221
Prepaid lender fees and debt issuance costs, net (5)	22,467	6,802
Other	15,082	9,264
Total assets	$2,495,966	$1,191,212

Match funded liabilities (5)	$1,482,529	$465,691
Lines of credit and other secured borrowings (5)	238,299	55,810
Servicer liabilities	2,390	38,570
Accrued expenses (6)	22,117	5,873
Checks held for escheat (7)	12,723	7,947
Deferred income	10,394	13,599
Servicing liability	3,415	2,878
Accrued interest payable	2,803	1,051
Other (8)	20,581	8,651
Total liabilities	$1,795,251	$600,070

(1)
The increase in advances during 2010 is primarily due to the $1,063,180 of advances acquired in connection with the $22.4 billion of servicing UPB we acquired from HomEq Servicing. In addition, we acquired $525,190 of advances in connection with the $6.9 billion of servicing UPB acquired in the Saxon Acquisition in the second quarter.

(2)	In addition to the $84,324 of MSRs we acquired as part of the HomEq Acquisition, the Saxon Acquisition included $23,425 of MSRs. These additions were offset in part by amortization of $31,627.

(3)
The increase in receivables primarily reflects the growth in the servicing portfolio in 2010. Receivables include reimbursable expenditures due from investors and amounts to be recovered from the custodial accounts of the trustees. Partly offsetting the increase attributed to portfolio growth, the amount due from Freddie Mac in connection with a loan subservicing agreement declined from $37,226 at December 31, 2009 to $13,329 at December 31, 2010.

(4)	Goodwill recorded in connection with the HomEq Acquisition. See Note 2 for additional information regarding assets acquired and liabilities assumed as part of the HomEq Acquisition.

(5)
In connection with the establishment of the $1,011,000 advance facility that we used to finance the advances acquired as part of the HomEq Acquisition we paid $10,202 of fees, including a $10,110 securitization fee. These costs have been capitalized and are being amortized over three years to the amortization date of the notes. We also funded a debt service reserve account in the initial amount of $14,342. The outstanding balance of this advance facility at December 31, 2010 was $811,000. We paid $10,638 of fees in connection with the $350,000 senior secured term loan facility agreement that was used to fund a portion of the HomEq Acquisition. These costs and the original issue discount of $7,000 are being amortized over the five-year term of the loan. The outstanding balance of this loan at December 31, 2010 was $197,500. See Note 14 and Note 16 for additional information regarding these facilities.

(6)
The balance at December 31, 2010 includes accrued rent expense of $7,794 associated with our early termination of the HomEq office leases. The balance also includes the $5,753 accrual established in connection with the proposed settlement of the MDL Proceeding during 2010.

(7)	The increase during 2010 is due to the $4,616 of checks held for escheat that we assumed in connection with the HomEq Acquisition.

(8)	Amounts due to investors in connection with loan subservicing agreements increased by $11,411 in 2010.

Loans and Residuals

       The following table presents selected results of operations of our Loans and Residuals segment for the years ended December 31:

	2010	2009	2008
Revenue	$—	$—	$—
Operating expenses	4,240	2,831	3,025
Loss from operations	(4,240)	(2,831)	(3,025)
Other income (expense)
Interest income	9,615	7,183	11,361
Interest expense	(654)	(1,447)	(3,177)
Loss on trading securities	—	(569)	(2,837)
Loss on loans held for resale, net	(6,236)	(11,132)	(17,096)
Other, net	(1,331)	(325)	92
Other income (expense), net	1,394	(6,290)	(11,657)

Loss from continuing operations before income taxes	$(2,846)	$(9,121)	$(14,682)

       Effective January 1, 2010, the Loans and Residual segment includes four securitization trusts that we include in our consolidated financial statements under the provisions of ASC 810, Consolidation. Our results of operations for the year ended December 31, 2010 and our assets and liabilities as of that date include the effects of consolidating these trusts. In consolidation, we eliminate our investment in the securities we hold that were issued by the trusts, as well as the related interest income and the unrealized gains and losses resulting from changes in fair value. The securitization trusts are essentially pass-through entities. However, as a result of including the trusts in our consolidated financial statements we established an allowance for losses on the loans and real estate held by the trusts. For 2010, the trusts generated Income from continuing operations before income taxes of $1,388, which includes the effect of the reversal of a portion of the allowance for loan losses in the amount of $619. The decrease in the allowance results from a decline in the unpaid principal balance of the loans and real estate and an improvement in the past due status of nonperforming loans, particularly loans more than 90 days delinquent and loans in foreclosure. See Note 1 to our Consolidated Financial Statements—Securitizations of Residential Mortgage Loans, for additional information.

       2010 versus 2009. Interest income was higher in 2010 than it was in 2009 principally because of the effects of including the four securitization trusts in our consolidated financial statements beginning January 1, 2010. The trusts generated interest income of $6,271 in 2010. This effect was partially offset by lower interest income on loans held for sale because of an 18% decline in the UPB of the portfolio during 2010. In addition, in 2010 we have eliminated in consolidation the interest income on the securities we hold that were issued by the trust.

       Interest expense declined largely because of the repayment in September 2009 of a facility used to finance our loans held for resale. Loss on loans held for resale, net decreased because of a smaller loan portfolio, fewer loans entering non-performing status and a slowing of the declines in the valuation of the loan portfolio.

       The change in Other, net, is principally attributable to $2,605 of losses on loans recognized by the securitization trusts offset by $619 from the reversal of a portion of the allowance for loans losses on trust loans and a $492 increase in the fair value of the interest rate swap held by one of the trusts.

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

       The weighted average remaining life of the subordinated and residual securities was 1.28 years at December 31, 2009.

       The following table shows selected assets and liabilities of our Loans and Residuals segment as of December 31:

	2010	2009
Restricted cash – for securitization investors	$727	$—
Subordinate and residual trading securities (1)	—	3,634
Loans held for resale (2)	25,803	33,197
Advances on loans held for resale	3,957	4,321
Loans, net – restricted for securitization investors (3)	67,340	—
Real estate (4)	4,571	5,030
Other	1,482	2,508
Total assets	$103,880	$48,690

Secured borrowings – owed to securitization investors (5)	$62,705	$—
Other	1,809	1,164
Total liabilities	$64,514	$1,164

(1)
As more fully described in Note 1 to our Consolidated Financial Statements—Securitizations of Residential Mortgage Loans, effective January 1, 2010, we eliminated our investment in securities issued by the newly consolidated securitization trusts.

(2)
Loans held for resale are net of market valuation allowances of $14,611 and $15,963 at December 31, 2010 and 2009, respectively, and includes non-performing loans with a carrying value of $11,247 and $14,382, respectively. The UPB of nonperforming loans held for resale as a percentage of total UPB was 53% at December 31, 2010 compared to 56% at December 31, 2009. There were no loan sales during 2010.

(3)
Loans held by the newly consolidated securitization trusts are net of an allowance for loan losses of $2,378 and include $12,933 of nonperforming loans. See Note 8 to the Consolidated Financial Statements for additional information regarding these loans.

(4)
Includes $3,783 and $5,030 at December 31, 2010 and 2009, respectively, of foreclosed properties from our portfolio of loans held for resale that are reported net of fair value allowances of $3,554 and $4,810, respectively. During 2010, real estate sales more than offset transfers from loans held for resale. The balance at December 31, 2010 also includes $788 of foreclosed properties owned by the newly consolidated securitization trusts, which is net of valuation allowances of $1,463.

(5)	Represent certificates issued by the newly consolidated securitization trusts. See Note 15 to our Consolidated Financial Statements for additional information regarding these borrowings.

Asset Management Vehicles

       The following table presents selected results of operations of our Asset Management Vehicles segment for the years ended December 31:

	2010	2009	2008
Revenue (1)	$696	$1,851	$3,664
Operating expenses	2,099	3,108	4,113
Loss from operations	(1,403)	(1,257)	(449)
Other income (expense)
OSI	562	(2,650)	(5,643)
ONL and affiliates	44	(1,410)	(3,525)
Equity in earnings (losses) of unconsolidated entities	606	(4,060)	(9,168)
Other, net	—	—	(196)
Other income (expense), net	606	(4,060)	(9,364)
Loss from continuing operations before income taxes	$(797)	$(5,317)	$(9,813)

(1)
Revenue consists of management fees earned from OSI and ONL and affiliates. In addition, our Servicing segment earns fees for servicing loans on behalf of these unconsolidated entities. In determining the amount of consolidated equity in earnings to recognize, we add back our share of the loan servicing and management fee expense recognized by OSI, ONL and affiliates. During 2010, 2009 and 2008, we earned total fees of $3,064, $4,481 and $6,918, respectively, from OSI and ONL and affiliates. On a consolidated basis, we have recognized approximately 75% of the loan servicing and management fee revenue.

       2010 versus 2009. Management fee revenue continues to decline. In addition to a decline in assets managed, our agreement with OSI to provide management services was amended in 2010 to limit the annual fees to a maximum of $300. The improvement in earnings of OSI and ONL and affiliates in 2010 largely resulted from a slower decline in the fair value of residual securities and loans, respectively. Losses on resolved loans were also lower in 2010 reflecting less deterioration in the valuations on the underlying loans and real estate collateral.

       2009 versus 2008. Management fee revenue declined as the equity of the assets managed continued to decline. Lower equity losses in 2009 were primarily attributable to declines in the losses incurred by OSI and by ONL and affiliates. Losses incurred by these entities in 2009 and 2008 largely resulted from charges to reduce loans, real estate and residual securities to their fair values.

       The following table shows selected assets of our Asset Management Vehicles segment as of December 31:

	2010	2009
Receivables	$105	$334
OSI (1)	7,572	7,885
ONL and affiliates (2)	4,420	7,044
Investments in unconsolidated entities	11,992	14,929
Other	—	8
Total assets	$12,097	$15,271

(1)
During 2010, we received distributions of $875 from OSI and $2,667 from ONL and its affiliates. We did not invest any capital in OSI or ONL and affiliates during 2010. Our remaining commitment to invest additional capital in ONL and affiliated entities expired in September 2010.

Mortgage Services, Financial Services and Technology Products

       Mortgage Services, Financial Services and Technology Products were separated as of August 10, 2009 as part of the Separation of the Ocwen Solutions line of business, except for GSS and BHI (formerly BMS Holdings). As a separate, publicly-traded company, Altisource Portfolio Solutions S.A. (NASDAQ:ASPS) will file a Form 10-K with the Securities and Exchange Commission.

Corporate Items and Other

       The following table presents selected results of operations of Corporate Items and Other for the years ended December 31:

	2010	2009	2008
Revenue	$1,416	$1,066	$156
Operating expenses	30,791	16,308	18,743
Loss from operations	(29,375)	(15,242)	(18,587)
Other income (expense)
Interest income	1,037	1,335	2,168
Interest expense	(4,755)	(447)	(4,812)
Gain (loss) on trading securities:
Auction rate securities	(7,909)	11,863	(29,612)
Collateralized mortgage obligations (CMOs)	—	—	(2,847)
Subordinates and residuals	(59)	(107)	(184)
	(7,968)	11,756	(32,643)
Gain (loss) on debt redemption	723	1,415	(86)
Other, net	4,940	(235)	(300)
Other income (expense), net	(6,023)	13,824	(35,673)

Loss from continuing operations before income taxes	$(35,398)	$(1,418)	$(54,260)

       2010 versus 2009. Operating expenses were higher in 2010 primarily due to a $19,889 increase in litigation-related expenses that is largely attributed to the Cartel litigation. The increase in litigation expense was partly offset by $3,775 of expenses recorded in 2009 related to the Separation.

       Interest expense for 2010 includes $3,319 incurred on the $350,000 senior secured term loan from the closing of the term loan on July 29, 2010 to the closing of the HomEq Acquisition on September 1, 2010. Effective with the closing of the HomEq Acquisition, the term loan and the interest expense thereon has been recognized in the Servicing segment.

       Losses on auction rate securities include losses of $5,903 we realized on the liquidation of our remaining investment through sales and the settlement of litigation actions.

       Other, net for 2010 includes gains related to our investment in affordable housing projects. During the fourth quarter of 2010, we completed the sale of three affordable housing projects in which we had retained a 1% interest as a general partner. Because the carrying value of our investment in these projects was zero, the proceeds from the sale resulted in our recognition of a gain of $6,036. In addition, during the third quarter of 2010, we recognized a gain of $1,000 as the result of receiving a legal settlement related to another affordable housing project that we had sold in 2005. Partially offsetting these gains, we recorded a charge of $3,000 during the second quarter of 2010 to write-off of our investment in a commercial real estate partnership.

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

       The following table shows selected assets and liabilities of Corporate Items and Other as of December 31:

	2010	2009
Cash	$127,655	$90,778
Trading securities, at fair value
Auction rate (1)	—	247,464
Subordinates and residuals	—	58
Receivables, net	4,184	4,811
Income taxes receivable	3,620	17,865
Deferred tax assets, net	138,716	132,683
Premises and equipment, net	5,134	3,214
Interest-earning collateral deposits (2)	23,729	5,765
Real estate (3)	111	3,111
Other	6,317	8,428
Total assets	$309,466	$514,177

Lines of credit and other secured borrowings (1)	$7,774	$—
Investment line (1)	—	156,968
Debt securities (4)	82,554	95,564
Accrued expenses (5)	33,433	15,121
Derivatives, at fair value (2)	15,335	—
Checks held for escheat	5,364	4,880
Liability for selected tax items (6)	2,913	15,326
Payable to Altisource	3,715	10,606
Accrued interest payable	1,948	2,537
Other	3,841	1,251
Total liabilities	$156,877	$302,253

(1)
During 2010, we liquidated our remaining investment in auction rate securities through sales and the settlement of two of our auction rate securities litigation actions. We received cash proceeds of $237,355 from these transactions. We used these proceeds to repay the investment line. See Note 4 and Note 17 to the Consolidated Financial Statements for additional information.

(2)
As disclosed in Note 21 to the Consolidated Financial Statements, we entered into interest rate swap agreements during the second quarter to hedge against our exposure to an increase in variable interest rates. At December 31, 2010, we have $18,684 of cash collateral on deposit with the counterparties to the swap agreements.

(3)	During the second quarter of 2010, we wrote off our investment of $3,000 in a commercial real estate partnership.
(4)
In January 2010, we repurchased $12,930 par value of our 10.875% Capital Trust Securities at a discount to par in the open market which generated a gain of $717, net of the write-off of unamortized issuance costs. In June 2010, we repurchased $80 par value of Capital Trust Securities which generated a net gain of $6.

(5)
Accrued expenses include accruals of $18,413 and $600 at December 31, 2010 and 2009, respectively, established in connection with litigation. See Note 32 to the Consolidated Financial Statements for additional information regarding litigation.

(6)	See Note 25 to the Consolidated Financial Statements for additional information.

EQUITY

       Total equity amounted to $904,817 at December 31, 2010 as compared to $865,863 at December 31, 2009. This increase of $38,954 is primarily due to net income of $37,992. The exercise of 774,345 stock options and the compensation in the form of employee share-based awards contributed a total of $7,965 to the increase in equity in 2010. In addition, as more fully described in Note 1—Securitizations of Residential Mortgage Loans, we recorded a $2,274 increase in the opening balance of retained earnings upon adoption of ASU 2009-17 (ASC 810, Consolidation) on January 1, 2010. Partially offsetting these increases, we recognized $9,239 of unrealized losses, net of taxes of $5,196, in Other comprehensive loss on interest rate swaps that we designated as cash flow hedges.

       Non-controlling interests of $246 and $252 at December 31, 2010 and December 31, 2009, respectively, primarily represented the 30% investment in GSS held by ML IBK Positions, Inc.

INCOME TAX EXPENSE (BENEFIT)

       Income tax expense was $5,545, $96,110 and $12,006 for 2010, 2009 and 2008, respectively. In the third quarter of 2009, we incurred income tax expense of $52,047 in connection with the Separation of which $26,398 was deferred tax expense.

       Our effective tax rate for 2010 was 14.2% as compared to 48.4% for 2009, excluding the effects of the Separation, and 38.7% for 2008. Excluding the effect of the Separation in 2009, changes in our liability for selected tax items in 2010 and 2009 and the increase in valuation allowances in 2008, our effective tax rate was 37.5%, 36.4% and 34.3% for 2010, 2009 and 2008, respectively. For the years 2008 and 2009, we paid cash taxes at rates less than our effective tax rate due to the utilization of tax benefits including low income housing tax credits. Our Federal U.S. cash tax rate for 2010 approximates 35%. Our Federal U.S. cash rate for 2009 and 2008 approximated 20%. When combined with U.S. state and international cash taxes, the rates are 41.7%, 24.8% and 29.3%, respectively. At December 31, 2009, we no longer had any low income housing tax credits available to reduce future taxable income. Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes and foreign tax rates, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated variable interest entities (VIEs), state taxes and changes in the liability for selected tax items. See Note 25 to our Consolidated Financial Statements for a reconciliation of taxes at the statutory rate to actual income tax expense.

       The effective rate for 2010 reflects a benefit from the release of a reserve of $9,126 predominantly related to deductions associated with a servicing advance finance structure and with statute expirations. The reserve for these items had been recorded in prior years. Our effective tax rate for 2010 also includes a non-cash benefit of approximately 1.9% associated with the recognition of certain foreign deferred tax assets.

       Our effective tax rate for 2009 includes a non-cash benefit of approximately 1.2% associated with the recognition of certain foreign deferred tax assets, offset by 12% resulting from a non-cash increase in our liability for selected tax items related to recognized deferred tax assets arising from deductibility of losses in a servicing advance finance structure.

       Our effective tax rate for 2008 includes a benefit of approximately 1.6% associated with the recognition of certain foreign deferred tax assets. The effective tax rate for 2008 would have been 32.9% but was increased by approximately 4.5% due to the recognition of a valuation allowance on certain state net operating losses and 1.4% due to recognition of additional tax expense associated with the expiration of certain vested stock options.

LIQUIDITY AND CAPITAL RESOURCES

       Our liquidity as of December 31, 2010, as measured by unencumbered cash plus unused, collateralized advance financing capacity was $256,890, a decrease of $35,224, or 12%, from December 31, 2009. At December 31, 2010, our cash position was $127,796 compared to $90,919 at December 31, 2009. We have invested cash that is in excess of our immediate operating needs primarily in money market deposit accounts.

       Investment policy and funding strategy. Our primary sources of funds for near-term liquidity are:

●	collections of servicing fees and ancillary revenues;
●	proceeds from match funded liabilities;
●	proceeds from lines of credit and other secured borrowings; and
●	payments received on loans held for resale.

In addition to these near-term sources, additional long-term sources of liquidity include proceeds from the issuance of debt securities and equity capital.

       Our primary uses of funds are:

●	payments for advances in excess of collections on existing servicing portfolios;
●	payment of interest and operating costs;
●	purchase of MSRs and related advances; and
●	repayments of borrowings.

       We closely monitor our liquidity position and ongoing funding requirements.

       We regularly monitor and project cash flow by period in connection with our efforts to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on three measures:

●	requirements for maturing liabilities compared to dollars generated from maturing assets and operating cash flow;

●	the change in advances and match funded advances compared to the change in match funded liabilities and

●	unused borrowing capacity.

       At December 31, 2010, $926,471 of our total maximum borrowing capacity remained unused. We maintain unused borrowing capacity for three reasons:

●	as a protection should advances increase due to increased delinquencies;

●	as a protection should we be unable to either renew existing facilities or obtain new facilities and

●	to provide capacity for the acquisition of additional servicing rights.

       Outlook. As noted in the “Overview – Liquidity Summary” section, we have begun to implement our plan to reduce unused borrowing capacity relative to the current levels of advances and match funded advances to a level that we consider prudent to meet our funding needs for reasonably foreseeable changes in advances in order to reduce interest expense. We also monitor the duration of our funding sources. With the increase in the term of our funding sources, we have better matched the duration of our advances and corresponding borrowings and further reduced the relative cost of up-front facility fees and expenses. Our $410,000 of TALF issuances, $88,000 variable funding term note and $811,000 HomEq facility which is funded with three-year term notes account for 69% of our drawn advance financing on December 31, 2010.

       Debt financing summary. During 2010, we:

●	Issued $1,011,000 of notes in connection with the financing of advances acquired as part of the HomEq Acquisition;

●	Renewed a $500,000 advance note;

●
Entered into a $350,000 senior secured term loan that was issued with an original issued discount of $7,000 and used to fund a portion of the HomEq Acquisition as well as for general corporate purposes, of which $152,500 was repaid in 2010;

●	Renewed and extended a variable funding note with a maximum borrowing capacity of $300,000;

●	Issued $200,000 of advance receivable backed notes under the TALF program;

●	Fully repaid $156,968 on our auction rate securities investment line;

●	Renewed a $100,000 advance note;

●	Entered into financing agreements collateralized by Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes with a par value of $33,605;

●	Repurchased Capital Trust Securities with a face value of $13,010;

●	Repaid $12,000 on our original $60,000 fee reimbursement advance; and

●	Repaid $1,400 on our original $7,000 term note.

       Maximum borrowing capacity for match funded advances increased by $1,049,000 from $1,360,000 at December 31, 2009 to $2,409,000 at December 31, 2010. This increase is the result of our issuance of $1,011,000 of notes in connection with the financing of advances acquired as part of the HomEq Acquisition, our issuance of a $200,000 TALF note and our ability to renew and increase other advance facility notes before they entered their amortization period. These increases were partly offset by our termination in December 2010 of a $250,000 facility that was about to enter its amortization period. Despite an increase in advances and match funded advances of $1,140,356 that resulted primarily from our acquisition of the $22.4 billion HomEq Servicing portfolio and the $6.9 billion Saxon servicing portfolio, our unused advance borrowing capacity increased from $894,309 at December 31, 2009 to $926,471 at December 31, 2010.

       Our ability to finance servicing advances is a significant factor that affects our liquidity. Two of our match funded advance facilities that are rated are subject to increases in the financing discount if deemed necessary by the rating agencies in order to maintain the minimum rating required for the facility. While Fitch has placed the notes under our Advance Receivable Backed Note Series on negative watch, we do not expect future advance rate changes to have a material effect on our liquidity. Our ability to continue to pledge collateral under each advance facility depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing under the advance facility to which it is pledged.

       As discussed in the “Business – Corporate Strategy and Outlook – Strategic Priorities,” recent inquiries into servicer foreclosure processes could result in actions by state or federal governmental bodies, regulators or the courts that could result in a further extension of foreclosure timelines. If this results in an increase in advances, the effect on liquidity will be lessened if Ocwen maintains its ability to utilize spare capacity on its advance facilities as approximately 75% of the increase in advances could be borrowed. Conversely, if foreclosure moratoria are issued in a manner that is undefined such that there is a question around whether advances on foreclosed properties can be recovered in a timely manner, Ocwen may no longer be obligated to advance and may be able to recover existing advances in certain securitizations from pool-level collections which could cause advances to decrease. If any fines are assessed, this will reduce earnings and cash. One of our match funded advance facilities has provisions that limit new borrowing if average foreclosure timelines extend beyond a certain time period which under extreme circumstances could adversely affect liquidity by reducing our average effective advance rates. The extension of foreclosure timelines thus far has been more than offset by increases in other forms of resolution and advances have continued to decline. Absent more drastic foreclosure process changes, we expect advances to continue to decline.

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

       On January 8, 2011, we voluntarily repaid $67,500 of the senior secured term loan, and on February 9, 2011 we repaid an additional $95,000. We made these prepayments in order to absorb excess liquidity and to reduce interest expense. Following these payments, the remaining principal balance of the senior secured term loan is $35,000. By not repaying this facility in full and instead repaying the remaining balance as the next four mandatory repayments come due, we will keep this facility open through the end of 2011 which may enable us to utilize the “accordion” feature of the loan to fund additional servicing acquisitions should attractive opportunities arise.

       Cash flows for the year ended December 31, 2010. Our operating activities provided $727,544 of cash primarily due to our liquidation of auction rate securities and net collections of servicing advances. Trading activities provided $239,555 of cash from sales, settlements and redemptions of auction rate securities. Excluding $1,588,370 paid to acquire advances in connection with the HomEq and Saxon acquisitions, total advances declined $447,219. Servicer liabilities declined by $36,180 in 2010.

       Our investing activities used $1,703,706 of cash during the year ended December 31, 2010. We paid $1,167,122 to acquire the HomEq Servicing business including $84,324 of MSRs and $1,063,180 of advances. We also paid $23,425 to purchase MSRs and acquired $528,882 of advances and other assets in connection with the acquisition of the Saxon servicing portfolio. During 2010, we also received proceeds of $6,036 from the sale of our 1% general partnership interests in three affordable housing properties and received $3,542 of distributions from our asset management entities.

       Our financing activities provided $1,013,039 of cash primarily consisting of $1,016,838 of net proceeds from match funded liabilities of our Servicing business including $824,000 received in connection with the notes issued to finance the advances acquired as part of the HomEq Acquisition. We also received proceeds of $343,000 from the issuance of a senior secured term loan. This was partially offset by our repayment of the investment line of $156,968, repayment of $152,500 of principal and $10,689 of debt issue costs on the senior secured term loan and repurchase of our Capital Trust Securities with a face value of $13,010 for $11,659. We also paid the first annual installment of $12,000 on our $60,000 fee reimbursement advance.

       Cash flows for the year ended December 31, 2009. Our operating activities generated $206,646 of cash primarily due to lower investment in trading activities, declining delinquencies and lower collections. Trading activities provided $3,700 of cash from redemptions of auction rate securities at par.

       Our investing activities used $3,161 cash primarily due to purchases of MSRs offset by lower distributions received from asset management vehicles and reduced proceeds from sales of real estate.

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

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

Contractual Obligations

       The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of December 31, 2010:

	Less Than One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
3.25% Convertible Notes (1)	$—	$—	$56,435	$—	$56,435
10.875% Capital Trust Securities	—	—	—	26,119	26,119
Lines of credit and other secured borrowings (2) (3)	56,174	96,800	105,900	—	258,874
Capital lease	69	241	215	—	525
Contractual interest payments (4)	21,754	34,223	19,203	34,582	109,762
Operating leases	5,603	9,397	1,475	1,605	18,080
	$83,600	$140,661	$183,228	$62,306	$469,795

(1)
The Convertible Notes will mature on August 1, 2024. However, the table above reflects an expected maturity date of August 1, 2014 because holders may require that we repurchase all or a portion of their notes for cash on that date. See Note 18 to the Consolidated Financial Statements for additional information regarding the terms of the Convertible Notes.

(2)	Amounts are exclusive of any related discount.

(3)
During January and February 2011, we prepaid $162,500 of the $197,500 principal balance that was outstanding under the senior secured term loan at December 31, 2010. We are contractually required to repay the principal amount in consecutive quarterly installments of $8,750 commencing September 30, 2010, with the remaining balance becoming due on July 29, 2015.

(4)	Represents estimated future interest payments on borrowings, including capital leases, based on applicable interest rates as of December 31, 2010.

       We exclude Match funded liabilities from the contractual obligation table above because it represents non-recourse debt that has been collateralized by match funded advances which are not available to satisfy general claims against Ocwen. Except for a guarantee by OLS of payment by one of the SPEs, holders of the notes issued by the special purpose entities (SPEs) have no recourse against any assets other than the match funded advances that serve as collateral for the securitized debt. OLS’ liability under the guaranty is limited to 10% of the notes outstanding at the end of the revolving period of the related match funded financing facility. At December 31, 2010, the debt outstanding under that facility was $250,119. Actual interest on match funded liabilities was $61,656 in 2010. Future interest may vary depending on utilization, changes in LIBOR and spreads and the execution of hedging strategies.

       We also exclude Secured borrowings – owed to securitization investors from the table above. The creditors of the trusts can look only to the loans and other assets of the trusts themselves for satisfaction of the debt and have no recourse against the assets of Ocwen. See Note 1 to the Consolidated Financial Statements —Securitizations of Residential Mortgage Loans for additional information.

Off-Balance Sheet Arrangements

       In the normal course of business, we engage in transactions with a variety of financial institutions and other companies that are not reflected on our balance sheet. In addition, through our investment in subordinate and residual securities, we provide credit support to the senior classes of securities. We are subject to potential financial loss if the counterparties to our off-balance sheet transactions are unable to complete an agreed upon transaction. We seek to limit counterparty risk through financial analysis, dollar limits and other monitoring procedures. We have also entered into non-cancelable operating leases principally for our office facilities.

       Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 21 to our Consolidated Financial Statements for additional information regarding derivatives.

       Involvement with SPEs. We use SPEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans.

       Our securitizations of mortgage loans were structured as sales. The SPEs to which we transferred the mortgage loans were QSPEs and, therefore under previous accounting rules, were not subject to consolidation through 2009. We have retained both subordinated and residual interests in these SPEs. Where we are the servicer of the securitized loans, we generally have the right to repurchase the mortgage loans from the SPE when the costs exceed the benefits of servicing the remaining loans. As disclosed in the Recent Accounting Developments below, accounting standards were amended effective January 1, 2010 to eliminate the concept of a QSPE. We reevaluated these QSPEs as well as all other potentially significant interests in other unconsolidated entities to determine if we should include them in our consolidated financial statements. We determined that four of these loan securitization trusts are VIEs and that we are the primary beneficiary. We have included these four trusts in our Consolidated Financial Statements effective January 1, 2010.

       We generally use match funded securitization facilities to finance our servicing advances. The SPEs to which the advances are transferred in the securitization transaction are included in our consolidated financial statements either because the transfer did not qualify for sales accounting treatment, because we have the majority equity interest in the SPE, or because we are the primary beneficiary where the SPE is a VIE. The holders of the debt of these SPEs can look only to the assets of the SPEs for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations of the issuer under one of our match funded facilities. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period.

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

ASU 2009-16 (ASC 860, Transfers and Servicing). The amendments in this update eliminated the exceptions for QSPEs from the consolidation guidance (ASC 810, Consolidation) and clarified that the objective of the standard is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This statement modified the financial-components approach previously used and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.

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

       ASU 2009-17 (ASC 810, Consolidation). The amendments in this update require an enterprise to perform ongoing periodic assessments to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. We adopted this standard effective January 1, 2010. This analysis replaced the quantitative-based risks and rewards calculation for identifying the primary beneficiary of a VIE to an approach focused on identifying which enterprise the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity.

       In addition to reintroducing the concept of control into the determination of the primary beneficiary of a VIE, this statement also amended the existing standards to require enhanced disclosures that provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a VIE. The additional disclosures required by this statement are included in Note 1 to the Consolidated Financial Statements—Principles of Consolidation.

       As disclosed in Note 1 to the Consolidated Financial Statements —Securitizations of Residential Mortgage Loans, we previously excluded certain loan securitization trusts from our consolidated financial statements because each was a QSPE. Effective January 1, 2010, we reevaluated these QSPEs as well as all other potentially significant interests in other unconsolidated entities to determine if we should include them in our consolidated financial statements. Upon adoption of ASU 2009-17 on January 1, 2010 we began consolidating four residential mortgage loan securitization trusts and recorded a $75,506 increase in total assets, a $73,232 increase in liabilities and a $2,274 increase in the opening balance of retained earnings.

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

Interest Rate Risk

       As explained in the “Overview – Interest Rate Risk Summary” section, interest rate risk is a function of (i) the timing and (ii) the dollar amount of assets and liabilities that re-price at each point in time. If interest rates increase by 1% on our variable rate advance financing and interest earning cash and float balances, we estimate a net positive impact of approximately $2,068 resulting from an increase of $4,481 in annual interest income compared to an increase of $2,413 in annual interest expense based on December 31, 2010 balances. This outcome is due in large part to our hedging activities. See the tables below and Note 21 to our Consolidated Financial Statements for additional information regarding our use of derivatives.

       The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates categorized by expected maturity and the related fair value of these instruments at December 31, 2010 and 2009. We use certain assumptions to estimate the expected maturity and fair value of these instruments. We base expected maturities upon contractual maturity and projected repayments and prepayments of principal based on our historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience. Average interest rates are based on the contractual terms of the instrument and, in the case of variable rate instruments, reflect estimates of applicable forward rates as of December 31, 2010. The average presented is the weighted average.

	Expected Maturity Date at December 31, 2010
	2011	2012	2013	2014	2015	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$31,221	$—	$—	$—	$—	$—	$31,221	$31,221
Average interest rate	0.50%	—	—	—	—	—	0.50%
Loans held for resale (2)	11,068	5,786	2,893	1,739	1,131	3,186	25,803	25,803
Average interest rate	8.56%	8.65%	8.08%	7.83%	7.83%	7.83%	8.36%
Interest–earning collateral and debt service deposits	111,972	—	—	—	—	—	111,972	111,972
Average interest rate	0.17%	—	—	—	—	—	0.17%
Total rate-sensitive assets	$154,261	$5,786	$2,893	$1,739	$1,131	$3,186	$168,996	$168,996
Percent of total	91.28%	3.42%	1.71%	1.03%	0.67%	1.89%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities:
Fixed rate	$160,000	$190,000	$60,000	$—	$—	$—	$410,000	$413,947
Average interest rate	3.59%	4.02%	4.14%	—	—	—	3.87%
Variable interest rate	261,529	—	811,000	—	—	—	1,072,529	1,072,529
Average interest rate	2.34%	—	4.06%	—	—	—	3.64%
Lines of credit and other secured borrowings	51,085	44,554	45,886	47,318	57,230	—	246,073	252,722
Average interest rate	8.07%	9.07%	9.10%	9.12%	9.00%	—	8.90%
Debt securities (3)	—	—	—	56,435	—	26,119	82,554	75,325
Average interest rate	—	—	—	3.25%	—	10.88%	5.66%
Total rate-sensitive liabilities	$472,614	$234,554	$916,886	$103,753	$57,230	$26,119	$1,811,156	$1,814,523
Percent of total	26.09%	12.95%	50.62%	5.73%	3.16%	1.45%	100.00%

Rate-Sensitive Derivative Financial Instruments:
Interest rate swaps:
Outstanding notional	$156,932	$118,296	$571,660	$—	$—	$—	$846,888	$(15,670)
Average fixed rate (4)	1.77%	1.55%	1.77%	—	—	—	1.74%
Forward LIBOR curve (4)	0.70%	1.72%	2.79%	—	—	—	—

	Expected Maturity Date at December 31, 2009
	2010	2011	2012	2013	2014	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$50,373	$—	$—	$—	$—	$—	$50,373	$50,373
Average interest rate	0.50%	—	—	—	—	—	0.50%
Trading securities:
Auction rate	122,877	124,587	—	—	—	—	247,464	247,464
Average interest rate	1.01%	1.59%	—	—	—	—	1.29%
Subordinates and residuals	593	421	189	312	496	1,681	3,692	3,692
Average interest rate	19.65%	19.68%	19.51%	18.79%	18.78%	18.73%	19.04%
Loans held for resale (2)	12,271	12,024	3,631	1,698	1,049	2,524	33,197	33,197
Average interest rate	9.74%	9.45%	8.76%	8.69%	8.63%	8.63%	9.35%
Interest–earning collateral and debt service deposits	53,892	5,000	—	—	—	—	58,892	58,892
Average interest rate	0.44%	0.10%	—	—	—	—	0.41%
Total rate-sensitive assets	$240,006	$142,032	$3,820	$2,010	$1,545	$4,205	$393,618	$393,618
Percent of total	60.97%	36.08%	0.97%	0.51%	0.39%	1.08%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities:
Fixed rate	$—	$—	$150,000	$60,000	$—	$—	$210,000	$208,025
Average interest rate	—	—	4.14%	4.14%	—	—	4.14%
Variable interest rate	255,691	—	—	—	—	—	255,691	255,691
Average interest rate	2.12%	—	—	—	—	—	2.12%

Lines of credit and other secured borrowings	7,979	8,785	9,672	10,649	18,725	—	55,810	56,220
Average interest rate	10.10%	10.10%	10.10%	10.10%	7.72%	—	9.30%
Investment Line	156,968	—	—	—	—	—	156,968	156,968
Average interest rate	0.35%	—	—	—	—	—	0.35%
Debt securities (3)	—	—	—	—	56,435	39,129	95,564	84,551
Average interest rate	—	—	—	—	3.25%	10.88%	6.37%
Total rate-sensitive liabilities	$420,638	$8,785	$159,672	$70,649	$75,160	$39,129	$774,033	$761,455
Percent of total	54.34%	1.13%	20.63%	9.13%	9.71%	5.06%	100.00%

Rate-Sensitive Derivative Financial Instruments:
Interest rate caps:
Outstanding notional	$99,996	$91,665	$83,328	$83,344	$—	$—	$358,333	$781
Average strike rate (5)	6.50%	6.50%	6.50%	6.50%	—	—	6.50%
Forward LIBOR curve (5)	1.49%	2.88%	3.86%	4.32%	—	—	—

(1)	See Note 3 to our Consolidated Financial Statements for additional fair value information for financial instruments.

(2)	Net of market valuation allowances and including non-performing loans.

(3)
The Convertible Notes mature on August 1, 2024. However, the tables above reflect an expected maturity date of August 1, 2014 because holders may require that we repurchase all or a portion of their notes for cash on that date. See Note 18 our Consolidated Financial Statements for additional information regarding the terms of the Convertible Notes.

(4)
Represents two interest rate swaps entered into to hedge our exposure to rising interest rates on two match funded liabilities. The average fixed rate presented is the weighted average rate being paid to the counterparties. Ocwen receives interest based on 1-Month LIBOR.

(5)
Represents two interest rate caps purchased to hedge our exposure to rising interest rates on two match funded liabilities. The average interest rate presented is the weighted-average cap rate for these instruments. The strike rate is 1-month LIBOR. One cap began amortizing in February 2009. We terminated these caps in December 2010.

       We exclude Loans – restricted for securitization investors and Secured borrowings – owed to securitization investors from the analysis of rate-sensitive asset and liabilities, above. The interest rate sensitive assets and liabilities of the consolidated trusts do not represent an interest rate risk for Ocwen. Ocwen has no obligation to provide financial support to the trusts. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. Our exposure to loss is limited to the carrying values of our investments in the residual and subordinate securities of the trusts. See Note 1 our Consolidated Financial Statements—Securitizations of Residential Mortgage Loans for additional information.

Foreign Currency Exchange Rate Risk

       We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in Uruguay and India expose us to foreign currency exchange rate risk, but we do not consider this risk significant. During the second quarter of 2010, we entered into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee on recurring amounts payable to our subsidiary in India, OFSPL, for services rendered to U.S. affiliates. The notional balance of these contracts was $10,100 at December 31, 2010. We did not designate these contracts as hedges.

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

       Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2010, internal control over financial reporting is effective based on criteria established in Internal Control—Integrated Framework issued by the COSO.

       The effectiveness of OCN’s internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

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

Changes in Internal Control over Financial Reporting

       There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

       There was no information required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K that was not so reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

       The information contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 12, 2011 and as filed with the SEC on or about March 31, 2011 (the 2011 Proxy Statement) under the captions “Election of Directors—Nominees for Director,” “Executive Officers Who Are Not Directors,” “Board of Directors and Corporate Governance—Committees of the Board of Directors—Audit committee”, “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters—Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance—Code of Ethics” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

       The information contained in our 2011 Proxy Statement under the captions “Executive Compensation” and “Board of Directors Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The information contained in our 2011 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters—Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

       The information contained in our 2011 Proxy Statement under the captions “Board of Directors and Corporate Governance—Independence of Directors” and “Business Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

       The information required by this item is included in our 2011 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) and (2) Financial Statements and Schedules. The information required by this section is contained in the Consolidated Financial Statements of Ocwen Financial Corporation and Report of Deloitte & Touche LLP, Independent Registered Certified Public Accounting Firm, beginning on Page F-1.

(3)	Exhibits.		(Exhibits marked with a “ * “ denote management contracts or compensatory plans or agreements)
	2.1		Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
	2.2		Separation Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Portfolio Solutions S.A. (2)
	3.1		Amended and Restated Articles of Incorporation (filed herewith) (3)
	3.2		Articles of Amendment to Articles of Incorporation (filed herewith)
	3.3		Articles of Correction (filed herewith)
	3.4		Amended and Restated Bylaws (4)
	4.0		Form of Certificate of Common Stock (3)
	4.1		Certificate of Trust of Ocwen Capital Trust I (5)
	4.2		Amended and Restated Declaration of Trust of Ocwen Capital Trust I (5)
	4.3		Form of Capital Security of Ocwen Capital Trust I (included in Exhibit 4.4) (5)
	4.4		Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (5)
	4.5		Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (included in Exhibit 4.6) (5)
	4.6		Form of Guarantee of OCN relating to the Capital Securities of Ocwen Capital Trust I (5)
	4.7		Indenture dated as of July 28, 2004, between OCN and the Bank of New York Trust Company, N.A., as trustee (6)
	10.1	*	Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (7)
	10.2	*	Ocwen Financial Corporation 1998 Annual Incentive Plan (8)
	10.3		Compensation and Indemnification Agreement, dated as of May 6, 1999, between Ocwen Asset Investment Corp. (OAC) and the independent committee of the Board of Directors (9)
	10.4		Indemnity agreement, dated August 24, 1999, among OCN and OAC’s directors (10)
	10.5	*	Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (10)
	10.6		First Amendment to Agreement, dated March 30, 2000 between HCT Investments, Inc. and OAIC Partnership I, L.P. (10)
	10.7	*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (11)
	10.8		Collateral Trust Agreement, dated June 28, 2005, between OCN and the Bank of New York Trust Company, N.A. (12)
	10.9		Guaranty, dated June 28, 2005, from OCN to the Guaranteed Parties (12)
	10.10		Cash Collateral Agreement, dated June 28, 2005, among OCN, Bank of New York Trust Company, N.A. as collateral Trustee and Bank of New York Trust Company, N.A. as Account Bank (12)
	10.11	*	Ocwen Financial Corporation 2007 Equity Incentive Plan dated May 10, 2007 (13)
	10.12		Tax Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
	10.13		Transition Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
	10.14		Employee Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
	10.15		Technology Products Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
	10.16		Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
	10.17		Data Center and Disaster Recovery Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
	10.18		Intellectual Property Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
10.19
Senior Secured Term Loan Facility Agreement, dated as of July 29, 2010, by and among Ocwen Financial Corporation, certain subsidiaries of Ocwen Financial Corporation, the lenders that are parties to the agreement from time to time and Barclays Bank PLC (14)

10.20
Pledge and Security Agreement, dated as of July 29, 2010, by and between Ocwen Financial Corporation, Ocwen Loan Servicing, LLC and each of the other subsidiaries of Ocwen Financial Corporation that is a party to the agreement from time to time and Barclays Bank PLC (14)

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

(8)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2003 Annual Meeting of Shareholders as filed with the SEC on March 28, 2003.

(9)	Incorporated by reference from OAC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(10)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(11)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(12)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

(13)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2007 Annual Meeting of Shareholders as filed with the SEC on March 30, 2007.

(14)	Incorporated by reference from the similarly described exhibit included with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

(15)	Incorporated by reference from “Note 27 Basic and Diluted Earnings per Share” on page F-45 of our Consolidated Financial Statements.

Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Ronald M. Faris
Ronald M. Faris
President and Chief Executive Officer
(duly authorized representative)
Date: February 28, 2011

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/	William C. Erbey	Date: February 28, 2011
William C. Erbey, Executive Chairman of the Board

/s/	Ronald M. Faris	Date: February 28, 2011
Ronald M. Faris, President,
Chief Executive Officer and Director
(principal executive officer)

/s/	Ronald J. Korn	Date: February 28, 2011
Ronald J. Korn, Director

/s/	William H. Lacy	Date: February 28, 2011
William H. Lacy, Director

/s/	Barry N. Wish	Date: February 28, 2011
Barry N. Wish, Director

/s/	David B. Reiner	Date: February 28, 2011
David B. Reiner, Director

/s/	Robert A. Salcetti	Date: February 28, 2011
Robert A. Salcetti, Director

/s/	John Van Vlack	Date: February 28, 2011
John Van Vlack, Executive Vice President,
Chief Financial Officer and Chief Accounting Officer
(principal financial officer)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

December 31, 2010

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ocwen Financial Corporation:

We have audited the accompanying consolidated balance sheets of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ocwen Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted new accounting provisions with respect to consolidation of variable interest entities effective January 1, 2010.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ocwen Financial Corporation:

We have audited the internal control over financial reporting of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the years ended December 31, 2010 and 2009 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements (and includes an explanatory paragraph related to the adoption of new accounting provisions with respect to consolidation of variable interest entities).

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 28, 2011

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ocwen Financial Corporation:

In our opinion, the consolidated statements of operations, comprehensive income, changes in equity and cash flows for the year ended December 31, 2008 present fairly, in all material respects, the results of operations, changes in equity and cash flows of Ocwen Financial Corporation for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2010	December 31, 2009
Assets
Cash	$127,796	$90,919
Restricted cash – for securitization investors	727	—
Trading securities, at fair value
Auction rate	—	247,464
Subordinates and residuals	—	3,692
Loans held for resale, at lower of cost or fair value	25,803	33,197
Advances	184,833	145,914
Match funded advances	1,924,052	822,615
Loans, net – restricted for securitization investors	67,340	—
Mortgage servicing rights, net	193,985	117,802
Receivables, net	69,518	67,095
Deferred tax assets, net	138,716	132,683
Goodwill	12,810	—
Premises and equipment, net	5,475	3,325
Investments in unconsolidated entities	12,072	15,008
Other assets	158,282	89,636
Total assets	$2,921,409	$1,769,350

Liabilities and Equity
Liabilities
Match funded liabilities	$1,482,529	$465,691
Secured borrowings – owed to securitization investors	62,705	—
Lines of credit and other secured borrowings	246,073	55,810
Investment line	—	156,968
Servicer liabilities	2,492	38,672
Debt securities	82,554	95,564
Other liabilities	140,239	90,782
Total liabilities	2,016,592	903,487

Commitments and Contingencies (Note 32)

Equity
Ocwen Financial Corporation stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 100,726,947and 99,956,833 shares issued and outstanding at December 31, 2010 and 2009, respectively	1,007	1,000
Additional paid-in capital	467,500	459,542
Retained earnings	445,456	405,198
Accumulated other comprehensive loss, net of income taxes	(9,392)	(129)
Total Ocwen Financial Corporation (OCN) stockholders’ equity	904,571	865,611
Non-controlling interest in subsidiaries	246	252
Total equity	904,817	865,863
Total liabilities and equity	$2,921,409	$1,769,350

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
Revenue
Servicing and subservicing fees	$321,699	$264,467	$368,026
Process management fees	33,704	108,082	113,244
Other revenues	4,978	8,179	10,858
Total revenue	360,381	380,728	492,128

Operating expenses
Compensation and benefits	87,644	87,620	125,549
Amortization of servicing rights	31,455	32,228	52,461
Servicing and origination	6,851	38,653	52,951
Technology and communications	25,644	20,066	22,327
Professional services	42,837	26,200	34,615
Occupancy and equipment	32,924	18,985	22,978
Other operating expenses	9,119	11,902	12,474
Total operating expenses	236,474	235,654	323,355

Income from operations	123,907	145,074	168,773

Other income (expense)
Interest income	10,859	8,786	14,696
Interest expense	(85,923)	(62,954)	(86,574)
Gain (loss) on trading securities	(7,968)	11,187	(35,480)
Loss on loans held for resale, net	(5,865)	(11,132)	(17,096)
Equity in earnings (losses) of unconsolidated entities	1,371	(2,933)	(13,110)
Other, net	2,773	5,233	(227)
Other expense, net	(84,753)	(51,813)	(137,791)

Income from continuing operations before income taxes	39,154	93,261	30,982
Income tax expense	5,545	96,110	12,006
Income (loss) from continuing operations	33,609	(2,849)	18,976
Income (loss) from discontinued operations, net of income taxes	4,383	3,121	(5,767)
Net income	37,992	272	13,209
Net loss (income) attributable to non-controlling interests	(8)	25	41
Net income attributable to OCN	$37,984	$297	$13,250

Basic earnings per share
Income (loss) from continuing operations	$0.34	$(0.04)	$0.30
Income (loss) from discontinued operations	0.04	0.04	(0.09)
Net income attributable to OCN	$0.38	$—	$0.21

Diluted earnings per share
Income (loss) from continuing operations	$0.32	$(0.04)	$0.30
Income (loss) from discontinued operations	0.04	0.04	(0.09)
Net income attributable to OCN	$0.36	$—	$0.21

Weighted average common shares outstanding
Basic	100,273,121	78,252,000	62,670,957
Diluted	107,483,015	78,252,000	62,935,314

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008

Net income	$37,992	$272	$13,209

Other comprehensive income (loss), net of income taxes:

Unrealized foreign currency translation gain (loss) arising during the year (1)	(58)	(254)	433
Reclassification adjustment for foreign currency translation loss included in net income (2)	—	(1,751)	—
Net change in unrealized foreign currency translation gain (loss)	(58)	(2,005)	433

Change in deferred gain (loss) on cash flow hedges arising during the year (3)	(9,335)	—	151
Reclassification adjustment for losses on cash flow hedges arising during the period (4)	96	—	—
Net change in deferred loss on cash flow hedges	(9,239)	—	151

Other	20	—	—

	(9,277)	(2,005)	584

Comprehensive income (loss)	28,715	(1,733)	13,793

Comprehensive loss attributable to non-controlling interests	6	154	73

Comprehensive income (loss) attributable to OCN	$28,721	$(1,579)	$13,866

(1)	Net of tax benefit (expense) of $26, $148 and $(254) for 2010, 2009 and 2008, respectively.

(2)	Net of tax benefit of $1,029 for 2009.

(3)	Net of tax benefit (expense) of $5,251 and $(89) for 2010 and 2008, respectively.

(4)	Net of tax benefit of $12 for 2010.

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008
(Dollars in thousands)

	OCN Shareholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income (Loss),	Non-controlling Interest in
	Shares	Amount	Capital	Earnings	Net of Taxes	Subsidiaries	Total
Balance at December 31, 2007	62,527,360	$625	$196,974	$391,651	$1,292	$1,979	$592,521
Net income (loss)	—	—	—	13,250	—	(41)	13,209
Repurchase of Convertible Notes	—	—	1,726	—	—	—	1,726
Issuance of common stock awards to employees	169,632	2	(137)	—	—	—	(135)
Exercise of common stock options	3,008	—	8	—	—	—	8
Expiration of common stock options (1)	—	—	1,060	—	—	—	1,060
Equity-based compensation	16,530	—	2,200	—	—	—	2,200
Distribution to noncontrolling interest holder	—	—	—	—	—	(1,500)	(1,500)
Other comprehensive income (loss), net of income taxes	—	—	—	—	584	(32)	552
Balance at December 31, 2008	62,716,530	627	201,831	404,901	1,876	406	609,641
Net income (loss)	—	—	—	297	—	(25)	272
Net assets distributed in connection with the spin-off of Altisource Portfolio Solutions S.A. (formerly Ocwen Solutions)	—	—	(72,146)	—	—	—	(72,146)
Issuance of common stock	37,671,500	377	334,752	—	—	—	335,129
Repurchase of common stock	(1,000,000)	(10)	(10,990)	—	—	—	(11,000)
Repurchase of 3.25% Convertible Notes	—	—	(4)	—	—	—	(4)
Issuance of common stock awards to employees	29,907	—	(138)	—	—	—	(138)
Exercise of common stock options	526,749	6	3,740	—	—	—	3,746
Equity-based compensation	12,147	—	2,497	—	—	—	2,497
Other comprehensive loss, net of income taxes	—	—	—	—	(2,005)	(129)	(2,134)
Balance at December 31, 2009	99,956,833	1,000	459,542	405,198	(129)	252	865,863
Adoption of ASC 810 (FASB Statement No. 167), net of tax	—	—	—	2,274	—	—	2,274
Net income	—	—	—	37,984	—	8	37,992
Issuance of common stock awards to employees	9,865	—	—	—	—	—	—
Exercise of common stock options	752,595	7	3,604	—	—	—	3,611
Equity-based compensation	7,654	—	4,354	—	—	—	4,354
Other comprehensive loss, net of income taxes	—	—	—	—	(9,263)	(14)	(9,277)
Balance at December 31, 2010	100,726,947	$1,007	$467,500	$445,456	$(9,392)	$246	$904,817

(1)	Net of tax effect of $347 resulting from the reduction of the deferred tax asset.

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$37,992	$272	$13,209
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage servicing rights	31,455	32,228	52,461
Discount amortization and accretion, net	5,389	5,172	3,803
Depreciation and amortization of intangible assets	7,512	6,366	12,271
Write-off of investment in commercial real estate partnership	3,000	—	—
Provision for (reversal of) valuation allowance on mortgage servicing assets	(90)	(670)	3,624
Provision for (reversal of) valuation allowance on discontinued operations	—	(1,227)	4,980
Gain on disposition of subsidiaries	—	(4,749)	—
Loss (gain) on trading securities	7,968	(11,187)	35,480
Loss on loans held for resale, net	5,865	11,132	17,096
Equity in (earnings) losses of unconsolidated entities	(1,371)	2,933	13,110
Decrease (increase) in deferred tax assets, net	(7,764)	40,758	2,812
Net cash provided (used) by trading activities	239,555	3,700	(236,710)
Net cash provided by loans held for resale activities	1,771	4,576	7,020
Changes in assets and liabilities:
Decrease in advances and match funded advances	447,219	227,271	215,078
Decrease (increase) in receivables and other assets, net	(46,382)	(32,846)	53,884
Decrease in servicer liabilities	(36,180)	(97,079)	(68,733)
Increase (decrease) in other liabilities	24,637	19,387	(8,971)
Other, net	6,968	609	2,677
Net cash provided by operating activities	727,544	206,646	123,091

Cash flows from investing activities
Cash paid to acquire HomEq Servicing (a business within Barclays Bank PLC)	(1,167,122)	—	—
Purchase of mortgage servicing rights	(23,425)	(10,241)	(3,757)
Proceeds from the sale of mortgage servicing rights	—	—	5,985
Acquisition of advances and other assets in connection with the purchase of mortgage servicing rights	(528,882)	—	—
Increase in restricted cash – for securitization investors	1,028	—	—
Principal payments received on loans – restricted for securitization investors	5,616	—	—
Additions to premises and equipment	(3,821)	(3,700)	(5,709)
Proceeds from sale of investments in affordable housing investments	6,036	—	—
Distributions of capital from unconsolidated entities	3,542	6,658	37,046
Investment in unconsolidated entities	—	(62)	(1,548)
Proceeds from sales of real estate	2,434	2,600	8,269
Proceeds from the sale of subsidiaries, net of cash sold	—	1,584	—
Other	888	—	154
Net cash provided (used) by investing activities	(1,703,706)	(3,161)	40,440

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from financing activities
Distribution of cash in connection with the spin-off of Altisource Portfolio Solutions	—	(20,028)	—
Proceeds from (repayment of) match funded liabilities, net	1,016,838	(491,416)	(39,854)
Repayment of secured borrowings – owed to securitization investors	(9,346)	—	—
Proceeds from (repayment of) lines of credit and other secured borrowings, net	—	—	(223,106)
Proceeds from lines of credit and other secured borrowings	448,316	102,106	—
Repayments of lines of credit and other secured borrowings	(263,442)	(151,976)	—
Payment of debt issuance costs – senior secured term loan	(10,689)	—	—
Proceeds from investment line	—	—	299,964
Repayment of investment line	(156,968)	(43,751)	(99,245)
Repurchase of debt securities, net	(11,659)	(37,289)	(10,797)
Issuance of common stock	—	335,129	—
Repurchase of common stock	—	(11,000)	—
Exercise of common stock options	3,146	3,358	3
Net cash paid in connection with assignment of Orlando property lease	—	—	(3,835)
Other	(3,157)	1,276	121
Net cash provided (used) by financing activities	1,013,039	(313,591)	(76,749)

Net increase (decrease) in cash	36,877	(110,106)	86,782
Cash at beginning of year	90,919	201,025	114,243
Cash at end of year	$127,796	$90,919	$201,025

Supplemental cash flow information
Interest paid	$88,354	$56,692	$83,628
Income tax (payments) refunds	(6,756)	(52,910)	8,474

Supplemental non-cash investing and financing activities
Net assets distributed in connection with the spin-off of Altisource Portfolio Solutions, excluding cash	$—	$52,118	$—
Real estate acquired through foreclosure	7,569	11,473	17,230
Derecognition of premises and equipment	—	—	18,521
Derecognition of lease obligation	—	—	24,322

Supplemental business acquisition information
Fair value of assets acquired
Advances	$(1,063,180)	$—	$—
Mortgage servicing rights	(84,324)	—	—
Goodwill	(12,810)	—	—
Receivables	(7,957)	—	—
Premises and equipment	(6,728)	—	—
	(1,174,999)	—	—
Fair value of liabilities assumed
Other liabilities	9,326	—	—
Total consideration	(1,165,673)
Amount due from seller for purchase price adjustments	(1,449)	—	—
Cash paid	(1,167,122)	—	—
Less cash acquired	—	—	—
Net cash paid	$(1,167,122)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands, except per share data)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Ocwen Financial Corporation (Ocwen or OCN), through its subsidiaries, is a leading provider of residential and commercial mortgage loan servicing, special servicing and asset management services. Ocwen is headquartered in Atlanta, Georgia with offices in West Palm Beach, Florida, Orlando, Florida, the District of Columbia and support operations in India and Uruguay. OCN is a Florida corporation organized in February 1988. Ocwen Loan Servicing, LLC (OLS), a wholly-owned subsidiary of Ocwen, is a licensed mortgage servicer in all 50 states, the District of Columbia and two U.S. territories.

    At December 31, 2010, Ocwen owned all of the outstanding stock of its primary subsidiaries: OLS; Ocwen Financial Solutions, Private Limited (OFSPL); and Investors Mortgage Insurance Holding Company. OCN also holds a 25% interest in Ocwen Structured Investments, LLC (OSI) and an approximate 25% interest in Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO). While OCN continues to own 70% of Global Servicing Solutions, LLC (GSS) with the remaining 30% interest held by ML IBK Positions, Inc., GSS has no material operations and no material assets.

    Ocwen also holds a 45% interest in BHI Liquidation, Inc. (BHI, formerly BMS Holdings, Inc. which changed its name to BHI Liquidation, Inc. on October 15, 2010). BHI no longer owns any interest in Bankruptcy Management Solutions, Inc. (BMS). The stock of BMS was transferred to debt holders on October 1, 2010 as part of a restructuring plan. Ocwen no longer has a business relationship with BMS or its affiliates. Following the restructuring, BHI has no assets or operations. BHI had acquired BMS on July 31, 2006. Effective with the second quarter of 2008, we have carried our investment in BHI at zero and have not recognized any income or losses.

    On August 10, 2009, we completed the distribution of our Ocwen Solutions line of business, except for BMS Holdings and GSS, via the spin-off of a separate publicly-traded company, Altisource Portfolio Solutions S.A. (Altisource). Altisource common stock is listed on the NASDAQ market under the ticker symbol “ASPS.” We distributed all of the shares of Altisource common stock to OCN’s shareholders of record as of August 4, 2009 (the Separation). We eliminated the assets and liabilities of Altisource from our Consolidated Balance Sheet effective at the close of business on August 9, 2009. Beginning August 10, 2009, the operating results of Altisource are no longer included in our operating results. We do not report the historical operating results of Altisource as a discontinued operation because of the significance of the continuing involvement between Altisource and Ocwen under the long-term services agreements described in Note 30. Accordingly, for periods prior to August 10, 2009, the historical operating results of Altisource are presented in continuing operations.

    On September 1, 2010, Ocwen, through OLS, completed its acquisition (the “HomEq Acquisition”) of the U.S. non-prime mortgage servicing business known as “HomEq Servicing” including, but not limited to, the mortgage servicing rights and associated servicer advances of the business as well as the servicing platforms based in Sacramento, California and Raleigh, North Carolina. See Note 2 for additional information regarding the HomEq Acquisition.

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

    As a result of our adoption of Accounting Standards Update (ASU) No. 2009-16 (Accounting Standards Codification (ASC) 860, Transfers and Servicing) and ASU 2009-17 (ASC 810, Consolidation), we have included four of these trusts in our consolidated financial statements. For each of these four trusts, we have determined that our involvement represents a variable interest and that we are the primary beneficiary. Our involvement with each of the remaining trusts does not represent a variable interest are therefore we exclude them from our consolidated financial statements.

    We have determined that Ocwen is the primary beneficiary of the four consolidated securitization trusts because:

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

    For the year ended December 31, 2010, the four consolidated trusts generated income from continuing operations before income taxes of $1,388. The consolidation of the four trusts on January 1, 2010 did not affect Cash and, therefore, the transition adjustments are not reported in the Consolidated Statement of Cash Flows.

    Our Consolidated Statements of Operations for 2009 and 2008 and our Consolidated Balance Sheet at December 31, 2009 have not been retroactively adjusted to reflect the effect of our adoption of ASU 2009-16 and ASU 2009-17. Therefore, current period results and balances will not be comparable to prior period amounts particularly with regard to the following financial statement line items:

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

    The following table presents a summary of the involvement of Ocwen with unconsolidated securitization trusts and summary financial information for the trusts where we are the transferor and hold beneficial interests. Although we are the servicer for these trusts, the residual interests that we hold in these entities have no value and no potential return of significant cash flows. As a result, we are exposed to no loss from these holdings. Further, since our valuation of the residual interest is based on anticipated cash flows, we are unlikely to receive any future benefits from our residual interests in these trusts.

	2010 (1)	2009	2008
Total cash received on beneficial interests held	$—	$2,600	$3,324
Total servicing and subservicing fee revenues	3,633	4,509	5,581

	As of December 31,
	2010 (1)	2009
Total servicing advances	$16,886	$21,715
Total beneficial interests held at fair value (2)	—	1,327
Total mortgage servicing rights at amortized cost	1,330	1,659

(1)	Excludes the four consolidated trusts.

(2)	Includes investments in subordinate and residual securities that we retained in connection with the loan securitization transactions completed in prior years.

    With regard to both the consolidated and the unconsolidated securitization trusts, we have no obligation to provide financial support to the trusts and have provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. Our exposure to loss as a result of our continuing involvement is limited to the carrying values of our investments in the residual and subordinate securities of the trusts, our mortgage servicing rights that are related to the trusts and our advances to the trusts. We consider the probability of loss arising from our advances to be remote because of their position ahead of most of the other liabilities of the trusts. At December 31, 2010, our investment in the securities of the trusts was $2,691, all of which is eliminated in consolidation. See Note 4, Note 6, Note 7 and Note 9 for additional information regarding Trading securities, Advances, Match funded advances and Mortgage servicing rights.

    Match Funded Advances on Loans Serviced for Others. Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. These SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of five advance facility agreements, one of which we terminated in December 2010. These transfers do not qualify for sales accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred advances on our Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. Collections on the advances pledged to the SPEs are used to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations under the securitization documents of one of the entities, Ocwen Servicer Advance Funding (Wachovia), LLC (OSAFW). The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period on May 5, 2011. As of December 31, 2010, OSAFW had $250,119 of notes outstanding.

    The following table summarizes the assets and liabilities of the SPEs formed in connection with our match funded advance facilities, at December 31:

	2010	2009
Match funded advances	$1,924,052	$822,615
Other assets	103,448	19,343
Total assets	$2,027,500	$841,958

Match funded liabilities	$1,482,529	$465,691
Due to affiliates (1)	262,900	136,860
Other liabilities	2,890	1,350
Total liabilities	$1,748,319	$603,901

(1)	Amounts are payable to Ocwen and its consolidated affiliates and eliminated in consolidation.

Reclassification

    Within the operating activities section of the Consolidated Statement of Cash Flows for 2009, we reclassified the $3,437 adjustment for amortization of the discount on the fee reimbursement advance borrowing from the Increase (decrease) in other liabilities line item to Discount amortization and accretion, net, to conform to the 2010 presentation.

Cash

    Cash includes both interest-bearing and non-interest-bearing demand deposits with financial institutions with original maturities of 90 days or less.

Trading Securities

    Trading securities includes other investments with original maturities of three months or less that we do not treat as cash equivalents.

    We account for our auction rate, investment grade, residual and subordinate securities as trading securities at fair value. We report changes in fair value in gain (loss) on trading securities in the period of the change. We determine fair value based either on third party dealer quotations, where available, or on internal values determined using market based assumptions.

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

    Custodial accounts, which hold funds representing collections of principal and interest we receive from borrowers, are escrowed with an unaffiliated bank and excluded from our balance sheet. Custodial accounts amounted to approximately $320,300 and $234,100 at December 31, 2010 and 2009, respectively.

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

Mortgage Servicing Fees and Advances

    We earn fees for servicing mortgage loans. We collect servicing fees, generally expressed as a percent of unpaid principal balance from the borrowers’ payments. We also include late fees, prepayment penalties, float earnings and other ancillary fees in servicing income. We recognize servicing fees as revenue when the fees are earned which is generally when the borrowers’ payments are collected or when loans are modified or liquidated through the sale of the underlying real estate collateral or otherwise.

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

Goodwill

    Goodwill represents the cost of acquired businesses in excess of the fair value of the net assets acquired. In 2009 the entire balance of goodwill, which related to our former Ocwen Solutions line of business, was distributed to Altisource as part of the Separation. In 2010 we recorded goodwill in our Servicing segment in connection with the HomEq Acquisition.

    We utilize a two-step method to test goodwill for impairment annually or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of an operating segment below its net carrying value. We will perform our annual impairment test of the goodwill related to the HomEq Acquisition on August 31st of each year beginning in 2011. We test goodwill in each of our operating segments at the component level, which comprises each of our business segments. In the first step, we compare the fair value of the operating segment with its net carrying value, including goodwill. If the net carrying value of the operating segment exceeds its fair value, we then perform the second step of the impairment test to measure the amount of impairment loss, if any. The second step requires allocation of the operating segment’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill (implied fair value of goodwill). If the carrying amount of the operating segment’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess up to the carrying value of goodwill.

    In performing our impairment analysis for goodwill, we use an approach based on the fair value of the assets and liabilities. We perform this analysis using projections of future income discounted at a market rate. The determination of market discount rates is subjective and could vary by product based on the nature of the underlying business, stage of development and sales to date. The projections of future cash flows and assumptions concerning future operating performance and economic conditions may differ from actual results.

Premises and Equipment

    We report premises and equipment at cost and, except for land, depreciate them over their estimated useful lives on the straight-line method as follows:

Buildings	39 years	Office equipment	5 years
Land improvements	39 years	Computer hardware and software	2 – 3 years
Furniture and fixtures	5 years	Leasehold improvements	Term of the lease not to exceed useful life

Investment in Unconsolidated Entities

We account for our investments in unconsolidated entities using the equity method. These investments include both entities in which we hold a significant, but less than controlling, ownership interest and VIEs in which we are not deemed to be the primary beneficiary. Under the equity method of accounting, investments are initially recorded at cost and thereafter adjusted for additional investments, distributions and the proportionate share of earnings or losses of the investee. We evaluate our equity method investments for impairment when events or changes in circumstances indicate that any other-than-temporary decline in value may have occurred. We stop recording our share of investee losses if our share of losses reduces our investment to zero unless we have guaranteed the obligations of or are otherwise committed to provide further financial support to the investee. If the investee subsequently reports net income, we will only continue to record our share of the net income after our share of net income equals the share of net losses not recognized during the periods that the recording of losses was suspended.

Litigation

    We monitor our legal matters, including advice from external legal counsel, and periodically perform assessments of these matters for potential loss accrual and disclosure. We establish reserves for settlements, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated. We recognize our legal costs associated with loss contingencies as they are incurred.

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

Match Funded Liabilities, Lines of Credit, Investment Line and Other Secured Borrowings

    Match funded liabilities, lines of credit and other secured borrowings are collateralized by specific assets. Under the terms of these borrowing agreements, we are subject to various qualitative and quantitative covenants. Collectively, these covenants include:

●	Specified net worth requirements

●	Restrictions on future indebtedness

●	Monitoring and reporting of various specified transactions or events, including specific reporting on defined events affecting collateral underlying certain borrowing agreements

We believe that we are currently in compliance with these covenants.

    The interest rate for 1-Month LIBOR was 0.26% and 0.23%, respectively, at December 31, 2010 and 2009. Aggregate long-term borrowings by maturity date are set forth below:

	Expected Maturity Date at December 31, 2010
	2011	2012	2013	2014	2015	Thereafter	Total Balance	Fair Value
Match funded liabilities:
Fixed rate	$160,000	$190,000	$60,000	$—	$—	$—	$410,000	$413,947
Variable interest rate	261,529	—	811,000	—	—	—	1,072,529	1,072,529
Lines of credit and other secured borrowings	51,085	44,554	45,886	47,318	57,230	—	246,073	252,722
Debt securities	—	—	—	56,435	—	26,119	82,554	75,325
	$472,614	$234,554	$916,886	$103,753	$57,230	$26,119	$1,811,156	$1,814,523

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

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly significant in the near or medium term relate to fair value measurements, the provision for potential losses that may arise from litigation proceedings, the amortization of MSRs and the valuation of goodwill and deferred tax assets.

Stock-Based Compensation

    We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Recent Accounting Pronouncements

    ASC 470, Debt. The Financial Accounting Standards Board (FASB) issued FASB Staff Position No. APB 14-1 providing guidance on convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). Under this guidance, issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption of this standard on January 1, 2009, we recognized a discount to reduce the carrying value of the 3.25% Convertible Notes and an offsetting increase to stockholders’ equity. The cumulative effect of adoption resulted in: (1) a reduction of retained earnings of $12,678 due to the retrospective accretion of the resulting debt discount to interest expense over the expected life of the notes; (2) adjustments to debt issue cost amortization and gains or losses recognized on previous redemptions; and (3) an increase in additional paid-in capital of $19,567. The adjustment to additional paid-in capital includes the recognized debt discount, adjusted for note redemptions, and the effect of deferred taxes, as well as net gains or losses attributable to redemptions of the equity component. Interest expense for the year ended December 31, 2008 has been adjusted to include amortization of debt discount of $3,886 and a reduction in the amortization of debt issue costs of $136. The gain previously recognized on the redemption of debt securities during 2008 of $3,595 has been adjusted to reflect a loss of $86 on the debt component of the convertible notes in the statement of operations and a gain of $2,800 in additional paid in capital for the equity component.

    ASC 810, Consolidations. The FASB issued Statement of Financial Accounting Standards No. 160 (Codified within ASC 810) on December 4, 2007. The statement established new accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements separate from the parent’s equity. The amount of net income attributable to the non-controlling interest is included in consolidated net income on the face of the income statement. The statement clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, this statement requires that a parent recognize a gain or loss in net income based on the fair value of the entire entity, irrespective of any retained ownership, on the deconsolidation date. Such a gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. We adopted this standard on January 1, 2009 by retrospectively applying the provisions of the new guidance to all prior periods. Because the outstanding non-controlling interests in consolidated subsidiaries are not significant, the implementation of this standard did not have a material effect on our consolidated financial statements.

    ASU 2009-16 (ASC 860, Transfers and Servicing): Accounting for Transfers of Financial Assets. This statement eliminated the exceptions for qualifying special purpose entities (QSPE) from the consolidation guidance (ASC 810) and clarified that the objective of the standard is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvements in the transferred financial asset including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. This statement modified the financial-components approach previously used and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.

    This statement defined the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s). This statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.

    We adopted this standard effective January 1, 2010 as a result of which, we reevaluated certain QSPEs with which we had ongoing relationships as further described under ASU 2009-17, below, and reassessed the adequacy of our disclosures with regard to our servicing assets and servicing liabilities.

    ASU 2009-17 (ASC 810, Consolidation): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This standard requires that an enterprise perform ongoing periodic assessments to determine whether the enterprise’s variable interests give it a controlling financial interest in a VIE. The primary beneficiary of a VIE is an enterprise that has both of the following characteristics:

(a)	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.

(b)	The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

    In addition to reintroducing the concept of control into the determination of the primary beneficiary of a VIE, this statement makes numerous other amendments to the current standards primarily to reflect the elimination of the concept of a QSPE under ASC 860 (above). This statement also amends the current standards to require enhanced disclosures that provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a VIE. We adopted this standard effective January 1, 2010. The additional disclosures required by this statement are included in Note 1—Summary of Significant Accounting Policies. As also disclosed in Note 1—Securitizations of Residential Mortgage Loans, we previously excluded certain loan securitization trusts from our consolidated financial statements because each was a QSPE. Effective January 1, 2010, we reevaluated these QSPEs as well as all other potentially significant interests in other unconsolidated entities to determine if we should include them in our consolidated financial statements.

    ASU No. 2010-06 (ASC 820, Fair Value Measurements and Disclosures): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross rather than net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. These new disclosure requirements became effective for our financial statements for the period ended June 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which are effective for fiscal years beginning after December 15, 2010. See Note 3 for our fair value disclosures related to financial instruments.

    ASU No. 2010-20 (ASC 310, Receivables): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This standard outlines specific disclosures required for the allowance for credit losses and all finance receivables, as defined. A finance receivable is defined as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position and includes instruments certain trade receivables, notes receivable and lease receivables as well as mortgage loans, auto loans, credit card loans and other consumer or commercial lending agreements.

    The standard requires disclosure of disaggregated information for both the finance receivables and the related allowance for credit losses and introduces two defined terms that govern the level of disaggregation. These terms include “portfolio segment” and “class” of financing receivable. A portfolio segment is the level at which an entity determines its allowance for credit losses, such as by type of receivable, industry or risk. A class of financing receivable is defined as a group of finance receivables determined on the basis of their initial measurement attribute, risk characteristics and an entity’s method for monitoring and assessing credit risk. The disclosure requirements specifically do not apply to trade receivables with contractual maturities of one year or less that arose from the sale of goods or services, except for credit card receivables. The disclosure requirements do not apply to mortgage banking activities, including the long-term servicing of loans. In addition, certain disclosures are not required for receivables measured at the lower of cost or market.

    The new guidance requires an entity to provide the extensive disclosures or information for the reporting periods presented both for information as of the end of a reporting period and for activity that occurred during the period.

    Disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending after December 15, 2010. Our adoption of this standard did not have a material effect on our financial position or results of operations. Specific items regarding activity that occurred prior to the issuance of the ASU, such as the allowance rollforward and modification disclosures are required for periods beginning after December 15, 2010.

    ASU 2010-28 (ASC 350, Intangibles – Goodwill and Other): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. For those reporting units, Step 2 of the goodwill impairment test is required if it is more likely than not that a goodwill impairment exists. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Our adoption of this standard on January 1, 2011 did not have a material effect on our financial position or results of operations. Our recognized goodwill relates to the HomEq Acquisition and is included in the Servicing segment, which does not have a negative or zero carrying value.

    ASU 2010-29 (ASC 805, Business Combinations): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this require disclose of revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted, and we adopted this standard effective December 31, 2010 as a result of which we modified our disclosures of the pro forma impact of the HomEq Acquisition to include the assumption, for both 2010 and 2009, that the acquisition had occurred on January 1, 2009. See Note 2 for our pro forma disclosures.

NOTE 2	ACQUISITION

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

    OLS paid an initial aggregate purchase price of $1,196,747 in cash upon completion of the HomEq Acquisition. Of this amount, $852,617 was funded by notes issued by a new $1,011,000 structured servicing advance financing facility, $150,000 was paid from funds held in escrow in accordance with the terms of the new $350,000 senior secured term loan facility and $194,130 consisted of cash and funds borrowed pursuant to the senior secured term loan facility. See Note 14 and Note 16 for additional details regarding the terms of the notes supporting these facilities. The initial purchase price was reduced by $29,625 pursuant to an initial true-up of advances as reflected in the table below. We have recorded a receivable of $1,449 for amounts due to us for further true-up under adjustment mechanisms and repurchase rights as provided in the Asset Purchase Agreement. We do not anticipate any further adjustments subsequent to December 31, 2010.

    The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the fair values of assets acquired and liabilities assumed as part of the HomEq Acquisition:

Mortgage servicing rights (1)	$84,324
Advances (2)	1,063,180
Receivables (3)	7,957
Premises and equipment, net (4)	6,728
Checks held for escheat (5)	(4,616)
Accrued bonus (5)	(3,037)
Servicing liabilities	(709)
Other liabilities (5)	(964)
Total identifiable net assets	1,152,863
Goodwill (6)	12,810
Total consideration	$1,165,673

(1)
We estimated the fair value of the mortgage servicing rights by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants, consistent with our methodology for estimating the fair value of MSRs as disclosed in Note 3.

(2)
Advances are non-interest bearing receivables that are expected to have a short average collection period and were, therefore, valued at their face amount, consistent with our policy for estimating the fair value of servicing advances.

(3)	Receivables were valued at their face amount because of the short period between the acquisition date and realization.

(4)
The valuation of premises and equipment was based on the in-use valuation premise where the highest and best use of the assets would provide maximum value to market participants principally through its use with other assets as a group. This valuation presumed the continued operation of the HomEq platform as installed or otherwise configured for use. The acquired premises and equipment consisted primarily of leasehold improvements. As disclosed in Note 11, subsequent to the acquisition we vacated the leased premises following termination of the former HomEq employees and recorded a charge of $5,840 to write off the leasehold improvements.

(5)	Other liabilities that are expected to have a short life were valued at the face value of the specific liabilities purchased, including checks held for escheat, accrued bonuses and other liabilities.

(6)
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business. The goodwill portion of the purchase price allocation shown in the table above pertains to the Servicing segment. We do not anticipate any further adjustments to the purchase price, goodwill or advances subsequent to December 31, 2010.

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

The asset purchase agreement provided for a 90-day true-up process for Advances and Mortgage servicing rights under limited circumstances. Payment for advances in the amount of $3,500 was held back in an escrow account under a four-year agreement during which Ocwen can seek reimbursement for existing and future uncollectible advances on certain pooling and servicing agreements under limited circumstances. Notwithstanding this holdback amount, the agreement provides for the reimbursement of uncollectible advances under all pooling and servicing agreements under limited circumstances.

Severance payments for all HomEq Servicing employees who entered an employment agreement with Ocwen were recorded as steps were taken that obligated Ocwen to pay severance for all such employees. Severance expense of $20,727 is included in Compensation and benefits in our Consolidated Statement of Operations.

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

Facility Closure Costs

    During 2010, we accrued facility closure costs primarily consisting of severance, Worker Adjustment and Retraining Notification Act (WARN Act) compensation and lease termination costs for closure of the leased HomEq facilities located in Raleigh, North Carolina and Sacramento, California. Following the acquisition, we terminated the former HomEq employees and vacated the leased facilities. The following table provides a reconciliation of the beginning and ending liability balances for employee termination benefits and lease termination costs:

	Employee termination benefits (1)	Lease termination costs (2)	Total
Liability balance as at January 1, 2010	$—	$—	$—
Additions charged to operations (3)	32,954	7,794	40,748
Payments	(31,622)	—	(31,622)
Liability balance as at December 31, 2010 (3)	$1,332	$7,794	$9,126

(1)
Employee termination benefits include severance expense of $20,727 and are reported in Compensation and benefits in our Consolidated Statement of Operations. Our reorganization and streamlining of the operations of HomEq Servicing obligated Ocwen to pay severance to all HomEq Servicing employees who entered an employment agreement with Ocwen.

(2)
The lease agreements that we assumed for the HomEq facilities expire in 2017 and 2018. In December 2010, we exercised our option to terminate the HomEq lease agreements effective in 2013 and provided formal notice to the lessors. At that time, we recorded a charge of $7,794 to establish a reserve for the remaining lease payments discounted through the early termination date, including early termination penalties due in 2013. These charges are reported in Occupancy and equipment expense. See Note 32 for additional information regarding these leases.

(3)	All charges were recorded in the Servicing segment. The liabilities are included in Other liabilities in the Consolidated Balance Sheet.

    In addition to the facility closure costs described above, we recorded a depreciation charge of $5,840 to write off the leasehold improvements related to the closed HomEq facilities. See Note 11 for additional information regarding premises and equipment acquired as part of the HomEq Acquisition.

Actual and Pro forma Impact of the HomEq Acquisition

    The following table presents the revenue and earnings of HomEq Servicing that are included in our Consolidated Statement of Operations from the acquisition date of September 1, 2010 through December 31, 2010:

Revenues	$43,127
Net loss (1)	$(26,953)

(1)
Net loss includes non-recurring transaction related expenses of $51,136, including severance and other compensation of $32,954 related to HomEq employees who accepted employment with Ocwen and $2,556 of fees for professional services related to the acquisition. Net loss also includes $5,486 of amortization of the acquired MSRs, lease termination costs of $7,794 and a charge to write off leasehold improvements of $5,840. Net loss does not include an allocation of costs related to the servicing of the HomEq loans on Ocwen’s platform. We computed income taxes using a combined statutory rate of 37% for federal and state income taxes.

    The following table presents supplemental pro forma information as if the HomEq Acquisition had occurred on January 1, 2009. Pro forma adjustments for both years include:

●	conforming revenues to the revenue recognition policy followed by Ocwen rather than the policy followed by HomEq;

●	reversing revenues recognized by HomEq for business not acquired by Ocwen;

●	conforming the accounting for MSRs to the valuation and amortization policy of Ocwen rather than the policy followed by HomEq;

●	reversing HomEq depreciation and reporting depreciation based on the estimated fair values and remaining lives of the acquired premises and equipment at the date of acquisition;

●	adjusting interest expense to eliminate pre-acquisition interest expense of HomEq and to recognize interest expense as if acquisition-related debt of Ocwen had been outstanding at January 1, 2009; and

●	reporting acquisition related charges, including severance paid to HomEq employees and fees for professional services related to the acquisition as if they had been incurred in 2009 rather than 2010.

The pro forma consolidated results are not indicative of what Ocwen’s consolidated net income (loss) would have been had Ocwen completed the HomEq Acquisition on January 1, 2009 because of differences in servicing practices and cost structure between Ocwen and HomEq. In addition, the pro forma consolidated results do not purport to project the future results of Ocwen combined nor do they reflect the expected realization of any cost savings associated with the HomEq Acquisition.

	2010	2009
	(Unaudited)	(Unaudited)
Revenues	$458,548	$591,505
Net income (loss)	$42,786	$(26,824)

    Through December 31, 2010, we have incurred approximately $3,977 of fees for professional services related to the HomEq Acquisition which are included in Operating expenses.

NOTE 3	FAIR VALUE

    The carrying amounts and the estimated fair values of our financial instruments are as follows at December 31:

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Trading securities:
Auction rate	$—	$—	$247,464	$247,464
Subordinates and residuals	—	—	3,692	3,692
Loans held for resale	25,803	25,803	33,197	33,197
Loans, net – restricted for securitization investors	67,340	64,795	—	—
Advances	2,108,885	2,108,885	968,529	968,529
Receivables, net	69,518	69,518	67,095	67,095

Financial liabilities:
Match funded liabilities	$1,482,529	$1,486,476	$465,691	$463,716
Lines of credit and other secured borrowings	246,073	252,722	55,810	56,220
Secured borrowings – owed to securitization investors	62,705	62,105	—	—
Investment line	—	—	156,968	156,968
Servicer liabilities	2,492	2,492	38,672	38,672
Debt securities	82,554	75,325	95,564	84,551

Derivative financial instruments, net	$(15,351)	$(15,351)	$781	$781

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

    Where available, we utilize quoted market prices or observable inputs rather than unobservable inputs to determine fair value. We classify assets in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth assets and liabilities measured at fair value categorized by input level within the fair value hierarchy:

	Carrying value	Level 1	Level 2	Level 3
At December 31, 2010:
Measured at fair value on a recurring basis:
Trading securities:
Auction rate	$—	$—	$—	$—
Subordinates and residuals	—	—	—	—
Derivative financial instruments, net (1)	(15,351)	—	—	(15,351)
Measured at fair value on a non-recurring basis:
Loans held for resale (2)	25,803	—	—	25,803
Mortgage servicing rights (3)	334	—	—	334

At December 31, 2009:
Measured at fair value on a recurring basis:
Trading securities (4):
Auction rate	$247,464	$—	$—	$247,464
Subordinates and residuals	3,692	—	—	3,692
Derivative financial instruments, net (1)	781	—	—	781
Measured at fair value on a non-recurring basis:
Loans held for resale (2)	33,197	—	—	33,197
Mortgage servicing rights (3)	613	—	—	613

(1)	See Note 21 for additional information on our use of derivative financial instruments.

(2)
Loans held for resale are measured at fair value on a non-recurring basis. At December 31, 2010 and 2009, the carrying value of loans held for resale is net of a valuation allowance of $14,611 and $15,963, respectively. Current market illiquidity has reduced the availability of observable pricing data. Consequently, we classify these loans within Level 3 of the fair value hierarchy.

(3)
The carrying value of MSRs at December 31, 2010 and 2009 is net of a valuation allowance for impairment of $2,864 and $2,954, respectively. The carrying value of the impaired stratum, net of the valuation allowance, was $334 and $613 at December 31, 2010 and 2009, respectively. The estimated fair value exceeded amortized cost for all other strata. See Note 9 for additional information on our investment in MSRs.

(4)	Because our internal valuation model requires significant use of unobservable inputs, we classify these securities within Level 3 of the fair value hierarchy.

    The following table sets forth a reconciliation of the changes in fair value of our Level 3 assets that we measure at fair value on a recurring basis:

	Fair value at beginning of year	Purchases, collections and settlements, net (1)	Total realized and unrealized gains and (losses) (2) (3)	Transfers in and/or out of Level 3	Fair value at end of year
For the year ended December 31, 2010:
Trading securities:
Auction rate	$247,464	$(239,555)	$(7,909)	$—	$—
Subordinates and residuals (4)	59	—	(59)	—	—

Derivative financial instruments (5)	(45)	(738)	(14,568)	—	(15,351)

For the year ended December 31, 2009:
Trading securities:
Auction rate	$239,301	$(3,700)	$11,863	$—	$247,464
Subordinates and residuals	4,369	—	(677)	—	3,692

Derivative financial instruments	193	—	588	—	781

For the year ended December 31, 2008:
Trading securities:
Auction rate	$—	$268,913	$(29,612)	$—	$239,301
Subordinates and residuals	7,362	24	(3,017)	—	4,369

Derivative financial instruments	4,867	(7,064)	2,390	—	193
(1)	Purchases, collections and settlements, net, related to trading securities exclude interest received.

(2)
Total gains and (losses) on auction rate securities for 2009 include unrealized gains of $11,772 on auction rate securities held at December 31, 2009. The total losses attributable to subordinates and residuals for 2010 and 2009 were comprised of unrealized losses on securities held at December 31, 2010 and 2009.

(3)
Total gains (losses) on derivatives for 2010 include unrealized losses of $14,435 reported in changes in Other comprehensive loss. All other unrealized gains (losses) on derivatives are reported in Other, net. Total gains and (losses) attributable to derivative financial instruments still held at December 31, 2010 and 2009 were $(13,775) and $588, respectively.

(4)
Effective January 1, 2010, we eliminated our investment in trading securities that were issued by newly consolidated securitization trusts as more fully described in Note 1—Securitizations of Residential Mortgage Loans.

(5)
The fair values of derivative financial instruments as of January 1, 2010 were adjusted to include $(826) related to an interest rate swap that is held by one of the newly consolidated securitization trusts.

    The methodologies that we use and key assumptions that we make to estimate the fair value of instruments are described in more detail by instrument below:

Trading Securities

    Auction Rate Securities. Prior to completing the liquidation of our auction rate securities in 2010, we estimated the fair value of the auction rate securities based on a combination of observable market inputs provided by actual orderly sales of similar auction rate securities and a discounted cash flow analysis. This discounted cash flow analysis incorporated expected future cash flows based on our best estimate of market participant assumptions. In periods of market illiquidity, the fair value of auction rate securities was determined after consideration of the credit quality of the securities held and the underlying collateral, market activity and general market conditions affecting auction rate securities.

    The expected term was based upon our best estimate of market participants’ expectations of future successful auctions. The discount rate and illiquidity premium were consistent with prevailing rates for similar securities. The discount to face value upon liquidation was based on observed tender offers for similar securities. Other significant assumptions that we considered in our analysis included the credit risk profiles of the issuers, the impact on the issuers of the increased debt service costs associated with the payment of penalty interest rates and the collateralization of the securitization trusts. We did not assume defaults in our valuation due to the high credit quality of both the securities we hold and the underlying collateral.

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

Loans Held for Resale

Loans held for resale are reported at the lower of cost or fair value. We account for the excess of cost over fair value as a valuation allowance with changes in the valuation allowance included in gain (loss) on loans held for resale, net, in the period in which the change occurs. All loans held for resale were measured at fair value because their cost of $40,414 exceeded their estimated fair value of $25,803 at December 31, 2010.

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

Mortgage Servicing Rights

    We estimate the fair value of our MSRs by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The most significant assumptions used in our internal valuation are the speed at which mortgages prepay and delinquency experience, both of which we derive from our historical experience and available market data. Other assumptions used in our internal valuation are:

●	Cost of servicing	●	Interest rate used for computing float earnings
●	Discount rate	●	Compensating interest expense
●	Interest rate used for computing the cost of Servicing advances	●	Collection rate of other ancillary fees

    The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, prepayment penalties, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. We derive prepayment speeds and delinquency assumptions from historical experience adjusted for prevailing market conditions. We develop the discount rate internally, and we consider external market-based assumptions in determining the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing. The more significant assumptions used in the December 31, 2010 valuation include prepayment speeds ranging from 15% to 19% (depending on loan type) and delinquency rates ranging from 15% to 35% (depending on loan type). Other assumptions include an interest rate of 1-month LIBOR plus 4% for computing the cost of financing advances, an interest rate of 1-month LIBOR for computing float earnings and a discount rate of 20%.

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

Servicer Liabilities

    Servicer liabilities represent amounts we have collected, primarily from residential borrowers, whose loans we service, that will be deposited in custodial accounts and paid directly to an investment trust or refunded to borrowers. The carrying value of servicer liabilities approximates fair value due to the short period of time the funds are held.

NOTE 4	TRADING SECURITIES

    Trading securities consisted of the following at December 31:

	2010	2009

Auction rate (Corporate Items and Other)	$—	$247,464

Subordinates and residuals:
Loans and Residuals (1)	$—	$3,634
Corporate Items and Other	—	58
	$—	$3,692

    Gain (loss) on trading securities for the years ended December 31, was comprised of the following:

	2010	2009	2008
Unrealized gains (losses), net (1) (2)	$(2,065)	$11,096	$(33,784)
Realized gains (losses), net (3)	(5,903)	91	(1,696)
	$(7,968)	$11,187	$(35,480)

(1)
Effective January 1, 2010, we eliminated our investment in trading securities that were issued by newly consolidated securitization trusts as more fully described in Note 1—Securitizations of Residential Mortgage Loans, as well as the related unrealized gains and losses.

(2)	Unrealized gains (losses) for 2010, 2009 and 2008 include $(2,006), $11,772 and $(28,950), respectively, attributed to auction rate securities.

(3)	Realized gains (losses) for 2010, 2009 and 2008 include $(5,903), $91 and $(662), respectively, attributed to auction rate securities.

Auction Rate Securities

During the first quarter of 2008, we invested proceeds from borrowings under an investment line (see Note 17) in auction rate securities backed by student loans originated under the U. S. Department of Education’s Federal Family Education Loan Program. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that reset through an auction process that historically occurred every 7 to 35 days.

During 2010, we sold auction rate securities with an aggregate par value of $158,100 for cash proceeds of $144,610. We also negotiated settlements of two of our litigation actions whereby the broker/dealers repurchased $103,625 par value of auction rate securities for cash proceeds of $92,745. In addition, issuers redeemed, at par, auction rate securities we held that had a face value of $2,200. As a result of these transactions, we realized losses of $5,903 in 2010 on the liquidation of our remaining auction rate securities.

Subordinates and Residuals

Through our investments in subordinate and residual securities, we support senior classes of securities. Principal from the underlying mortgage loans generally is allocated first to the senior classes with the most senior class having a priority right to the cash flow from the mortgage loans until its payment requirements are satisfied. To the extent that there are defaults and unrecoverable losses on the underlying mortgage loans, resulting in reduced cash flows, the most subordinate security will be the first to bear this loss. Effective January 1, 2010, we eliminated our investment in subordinate and residual trading securities that were issued by newly consolidated securitization trusts as more fully described in Note 1—Securitizations of Residential Mortgage Loans, as well as the related interest income and unrealized gains and losses.

NOTE 5	LOANS HELD FOR RESALE

Loans held for resale primarily represent subprime single family residential loans that we do not intend to hold to maturity. The carrying value of these loans amounted to $25,803 and $33,197 at December 31, 2010 and 2009, respectively. The balances at December 31, 2010 and 2009 are net of market valuation allowances of $14,611 and $15,963, respectively. Loans held for resale at December 31, 2010 and 2009 include non-performing loans with a carrying value of $11,247and $14,382, respectively.

NOTE 6	ADVANCES

    Advances, representing payments made on behalf of borrowers or on foreclosed properties, as more fully described in Note 1—Mortgage Servicing Fees and Advances, consisted of the following at December 31:

	2010	2009
Servicing:
Principal and interest	$82,060	$51,598
Taxes and insurance	49,785	52,813
Foreclosures and bankruptcy costs	27,163	28,021
Other	21,701	8,998
	180,709	141,430
Loans and Residuals	3,957	4,321
Corporate Items and Other	167	163
	$184,833	$145,914

    Servicing advances of $75,489 and $72,670 were pledged as collateral under the terms of the term reimbursement advance borrowing as of December 31, 2010 and 2009, respectively.

NOTE 7	MATCH FUNDED ADVANCES

    Match funded advances on residential loans we service for others, as more fully described in Note 1— Principles of Consolidation—Match Funded Advances on Loans Serviced for Others, are comprised of the following at December 31:

	2010	2009
Principal and interest	$947,990	$345,924
Taxes and insurance	684,928	332,326
Foreclosures and bankruptcy costs	140,181	72,385
Real estate servicing costs	116,064	49,446
Other	34,889	22,534
	$1,924,052	$822,615

NOTE 8	LOANS – RESTRICTED FOR SECURITIZATION INVESTORS

    Loans – restricted for securitization investors are held by four securitization trusts that we include in our consolidated financial statements under the provisions of ASC 810, Consolidation, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. Loans – restricted for securitization investors consisted of the following at December 31, 2010:

Single family residential loans (1)	$69,718
Allowance for loans losses	(2,378)
$67,340

(1)	Includes nonperforming loans of $12,933.

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

    At December 31, 2010, the trusts held 1,222 loans that are secured by first or second liens on one- to four-family residential properties. These loans have a weighted average coupon rate of 9.07% and a weighted average remaining life of 136 months.

NOTE 9	MORTGAGE SERVICING RIGHTS

    Servicing Assets. The following table summarizes the activity in the carrying value of residential servicing assets for the years ended December 31, 2010, 2009 and 2008:

	Residential	Commercial	Total
Balance at December 31, 2007	$191,935	$5,360	$197,295
Purchases	3,757	—	3,757
Sales	—	(5,036)	(5,036)
Servicing transfers and adjustments	(3,620)	(50)	(3,670)
Reclassification of servicing liability (1)	3,239	—	3,239
Increase in impairment valuation allowance	(3,624)	—	(3,624)
Amortization	(52,187)	(274)	(52,461)
Balance at December 31, 2008	139,500	—	139,500
Purchases	10,241	—	10,241
Servicing transfers and adjustments	(20)	—	(20)
Decrease in impairment valuation allowance	670	—	670
Amortization (2)	(32,589)	—	(32,589)
Balance at December 31, 2009	117,802	—	117,802
Purchases (3)	107,749	—	107,749
Servicing transfers and adjustments	(29)	—	(29)
Decrease in impairment valuation allowance	90	—	90
Amortization (2)	(31,627)	—	(31,627)
Balance at December 31, 2010	$193,985	$—	$193,985

(1)	At December 31, 2007, the servicing liability was not material.

(2)
During 2010 and 2009, amortization of servicing liabilities exceeded the amount of charges we recognized to increase servicing liability obligations by $172 and $361, respectively. Amortization of mortgage servicing rights of $31,455 and $32,228 for 2010 and 2009, respectively, are reported net of these amounts in our Consolidated Statement of Operations.

(3)	Includes $84,324 of MSRs acquired as part of the HomEq Acquisition.

The estimated amortization expense for mortgage servicing rights, calculated based on assumptions used at December 31, 2010, is projected as follows over the next five years:

2011	$35,448
2012	29,084
2013	23,842
2014	19,545
2015	16,022

    The following table presents the composition of our servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents purchased mortgage servicing rights while subservicing generally represents all other mortgage servicing rights.

UPB of Assets Serviced:	Residential	Commercial	Total
Balance at December 31, 2008
Servicing	$29,830,654	$—	$29,830,654
Subservicing	10,340,878	1,319,175	11,660,053
	$40,171,532	$1,319,175	$41,490,707
Balance at December 31, 2009
Servicing	$27,408,436	$—	$27,408,436
Subservicing (1)	22,571,641	211,603	22,783,244
	$49,980,077	$211,603	$50,191,680

UPB of Assets Serviced:	Residential	Commercial	Total
Balance at December 31, 2010
Servicing	$51,252,380	$—	$51,252,380
Subservicing (1)	22,634,011	434,305	23,068,316
	$73,886,391	$434,305	$74,320,696

(1)	Includes non-performing loans serviced for Freddie Mac.

    At December 31, 2010, the geographic distribution of the UPB and count of residential loans and real estate we serviced was as follows:

	Amount	Count
California	$15,365,876	54,111
Florida	8,341,594	52,335
New York	6,479,318	26,961
Texas	3,870,854	45,072
Illinois	3,458,609	22,903
Other (1)	36,370,140	277,783
	$73,886,391	479,165

(1)	Consisted of loans and properties in 45 other states, the District of Columbia and two U.S. territories. No other single location had aggregate loans and properties over $2,502,812.

    Valuation Allowance for Impairment. During 2008, we established a valuation allowance for impairment of $3,624 on the high-loan-to-value stratum of our mortgage servicing rights as the estimated fair value was less than the carrying value. Changes in the valuation allowance for impairment are reflected in Servicing and origination expenses in the Consolidated Statement of Operations. Net of the valuation allowance of $2,864 and $2,954, the carrying value of this stratum was $334 and $613 at December 31, 2010 and 2009, respectively. For all other strata, the fair value was above the carrying value.

    The estimated fair value of residential MSRs at December 31, 2010, 2009 and 2008 was $237,407, $127,268 and $148,135, respectively.

    Servicing Liability. We recognize a servicing liability for those agreements that are not expected to adequately compensate us for performing the servicing. Servicing liabilities were $3,415 and $2,878 at December 31, 2010 and 2009, respectively, and are included in other liabilities. We assumed servicing liabilities with a fair value of $709 as part of the HomEq Acquisition.

NOTE 10	RECEIVABLES

    Receivables consisted of the following at December 31:

	2010	2009
Accounts receivable by segment:
Servicing (1)	$59,000	$41,940
Loans and Residuals	844	845
Asset Management Vehicles	105	334
Corporate Items and Other (2)	1,215	1,795
	61,164	44,914
Other receivables:
Income taxes	3,620	17,865
Receivable from Altisource (3)	2,444	3,310
Other	2,290	1,006
	$69,518	$67,095

(1)
The balances at December 31, 2010 and 2009 primarily include reimbursable expenditures due from investors and amounts to be recovered from the custodial accounts of the trustees. The total balance of receivables for this segment is net of reserves of $262 and $547 at December 31, 2010 and 2009, respectively.

(2)
The balances at December 31, 2010 and 2009 include receivables totaling $1,015 and $1,680, respectively, that primarily represent annual payments to be received through June 2014 for proceeds from sales of investments in affordable housing properties. These affordable housing receivables are net of reserves for doubtful accounts of $5,866 and $6,609, respectively. None of these receivables are delinquent.

(3)	See Note 30 for additional information regarding our relationship with Altisource.

NOTE 11	PREMISES AND EQUIPMENT

    Our premises and equipment are summarized as follows at December 31:

	2010	2009
Computer hardware and software	$14,619	$13,072
Leasehold improvements	6,626	5,838
Furniture and fixtures	6,528	6,286
Office equipment and other	3,439	2,228
	31,212	27,424
Less accumulated depreciation and amortization	(25,737)	(24,099)
	$5,475	$3,325

    We acquired leasehold improvements and equipment with a fair value of $6,728 as part of the HomEq Acquisition. These assets are associated with the leased facilities located in Raleigh, North Carolina and Sacramento, California. As disclosed in Note 2, subsequent to the acquisition we vacated these premises following termination of the former HomEq employees. In December 2010, we exercised our option to terminate these leases in 2013. At that time, we recorded a depreciation charge of $5,840 to write off the leasehold improvements.

    We sold the equipment acquired in the HomEq Acquisition to Altisource for cash proceeds equal to the acquisition fair value of $888. As a result, we recognized no gain or loss on this transaction.

Depreciation and other amortization expense amounted to $7,512, $4,742 and $9,717 for 2010, 2009 and 2008, respectively, of which $180, $899 and $1,926 related to computer software.

NOTE 12	INVESTMENT IN UNCONSOLIDATED ENTITIES

Investment in unconsolidated entities consisted of the following at December 31:

	2010	2009
Asset Management Vehicles:
Investment in OSI (1)	$7,572	$7,885
Investment in ONL and affiliates (2)	4,420	7,044
	11,992	14,929
Corporate Items and Other	80	79
	$12,072	$15,008

    Equity in earnings (losses) of unconsolidated entities was as follows for the years ended December 31:

	2010	2009	2008
OSI (1) (3)	$1,195	$(1,756)	$(4,619)
ONL and affiliates (2) (3)	176	(1,177)	(2,825)
BHI Liquidation, Inc. (formerly BMS Holdings, Inc.) (4)	—	—	(5,666)
	$1,371	$(2,933)	$(13,110)

(1)
Our investment in OSI represents a 25% equity interest. OSI invests in the lower tranches and residuals of residential mortgage-backed securities, the related mortgage servicing rights and other similar assets. During 2010, we received distributions from OSI totaling $875. We have no remaining commitment to invest in OSI.

(2)
Our investment in ONL and affiliates represent equity interests of approximately 25%. ONL resolves non-performing loans purchased at a discount. An affiliate purchases real estate for sale, including real estate that ONL may obtain through foreclosure. During 2010, we received distributions totaling $2,667 from ONL and affiliates. Our remaining commitment to invest additional capital in ONL and affiliated entities expired in September 2010.

(3)
We earn loan servicing and management fees from OSI and from ONL and affiliates. In determining the amount of consolidated equity in earnings to recognize, we add back our share of the loan servicing and management fee expense recognized by OSI, ONL and affiliates. During 2010, 2009 and 2008, OLS earned fees of $3,064, $4,481 and $6,918, respectively, from OSI and from ONL and affiliates. On a consolidated basis, we have recognized approximately 75% of the loan servicing and management fee revenue.

(4)	Effective October 1, 2010, we no longer own any interest in BMS. Effective with the second quarter of 2008, we have carried our investment in BHI at zero and have not recognized any income or losses.

    Summarized combined financial information of our unconsolidated entities at and for the years ended December 31 is as follows:

	2010	2009	2008
Operations
Revenues, net, and investment income, net	$7,287	$(9,641)	$66,715
Gains (losses) on investments and derivatives, net	(4,470)	(10,611)	(45,357)
Net income (loss)	2,817	(42,206)	(70,998)
Financial Condition
Total assets	$49,354	$1,001,751	$1,131,819
Total liabilities	1,245	987,784	1,048,279
Total equity	48,109	13,967	83,540

NOTE 13	OTHER ASSETS

    Other assets consisted of the following at December 31:

	December 31, 2010	December 31, 2009
Debt service accounts (1)	$86,234	$50,221
Interest earning collateral deposits (2)	25,738	8,671
Prepaid lender fees and debt issuance costs, net (3)	22,467	8,223
Term note (4)	5,600	7,000
Real estate, net	4,682	8,133
Other	13,561	7,388
	$158,282	$89,636

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

(2)	The balance at December 31, 2010 includes $18,684 of cash collateral held by the counterparties to certain of our interest rate swap agreements.

(3)
Costs at December 31, 2010 relate to match funded liabilities and other secured borrowings of the Servicing segment, including the $350,000 senior secured term loan facility. We amortize these costs to the earlier of the scheduled amortization date or the contractual maturity date of the debt.

(4)
In March 2009, we issued a $7,000 note receivable, maturing on April 1, 2014, in connection with advances funded by the Ocwen Servicer Advance Funding, LLC (OSAF) term note pledged as collateral, as described in Note 16. We receive 1-Month LIBOR plus 300 basis points (bps) under the terms of this note receivable. Under the terms of the note, repayments of $1,400 per year are required beginning April 1, 2010. We received the first payment of $1,400 on the due date of April 1, 2010. We are obligated to pay 1-Month LIBOR plus 350 bps under the terms of a five-year note payable to the same counterparty. We do not have a contractual right to offset these payments.

NOTE 14	MATCH FUNDED LIABILITIES

    Match funded liabilities, as more fully described in Note 1—Principles of Consolidation – Match Funded Advances on Loans Serviced for Others, are comprised of the following at December 31:

				Unused	Balance Outstanding
Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Borrowing Capacity (2)	December 31, 2010	December 31, 2009
Advance Receivable Backed Note Series 2009-3 (3)	4.14%	Jul. 2023	Jul. 2012	$—	$210,000	$210,000
Variable Funding Note Series 2009-2 (4)	1-Month LIBOR + 350 bps	Nov. 2023	Nov. 2012	88,000	—	—
Variable Funding Note Series 2009-1 (5)	Commercial paper rate + 200 bps	Feb. 2022	Feb. 2011	298,905	1,095	—
Advance Receivable Backed Note Series 2010-1 (3)	3.59%	Sep. 2023	Feb. 2011	—	200,000	—
Class A-1 Term Note (6)	Commercial paper rate + 350 bps	Aug. 2043	Aug. 2013	—	721,000	—
Class A-2 Variable Funding Note (6)	Commercial paper rate + 350 bps	Aug. 2043	Aug. 2013	200,000	—	—
Class B Term Note (6)	Commercial paper rate + 525 bps	Aug. 2043	Aug. 2013	—	33,500	—
Class C Term Note (6)	Commercial paper rate + 625 bps	Aug. 2043	Aug. 2013	—	31,900	—
Class D Term Note (6)	1-Month LIBOR + 750 bps	Aug. 2043	Aug. 2013	—	24,600	—
Variable Funding Note (7)	Commercial paper rate + 150 bps	Dec. 2013	Dec. 2010	—	—	158,412
Advance Receivable Backed Notes	1-Month LIBOR + 400 bps	Mar. 2020	Mar. 2011	89,685	10,315	27,421
Advance Receivable Backed Notes (8)	1-Month LIBOR + 200 bps	May 2012	May 2011	249,881	250,119	69,858
				$926,471	$1,482,529	$465,691

Weighted average interest rate					3.71%	3.03%

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

(4)
Under the terms of the note purchase agreement, the purchaser had no obligation to fund borrowings under this note until January 2010 at which time the maximum funding obligation was $28,000. The maximum funding obligation increased to $88,000 in November 2010 and increases to $100,000 in November 2011.

(5)
The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 200 bps. In February 2011, the amortization date was extended to February 2012.

(6)	These notes were issued in connection with the financing of the advances acquired as part of the HomEq Acquisition.

(7)
This facility was terminated on December 9, 2010. The related match funded advances were transferred to another facility. The interest rate for this note was determined using a commercial paper rate that reflected the borrowing costs of the lender plus a margin of 150 bps which approximated 1-Month LIBOR plus 150 bps over time.

(8)
Under the terms of the facility, we pay interest on drawn balances at 1-Month LIBOR plus 200 bps. In addition, we pay, in twelve monthly installments, a facility fee of 1.30% of the maximum borrowing capacity of $500,000.

NOTE 15	SECURED BORROWINGS – OWED TO SECURITIZATION INVESTORS

    Secured borrowings – owed to securitization investors of $62,705 at December 31, 2010 consist of certificates that represent beneficial ownership interests in four securitization trusts that we include in our consolidated financial statements under the provisions of ASC 810, Consolidations, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. The holders of these certificates have no recourse against the assets of Ocwen.

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

NOTE 16	LINES OF CREDIT AND OTHER SECURED BORROWINGS

    Secured lines of credit from various unaffiliated financial institutions are as follows:

				Unused	Balance Outstanding
Borrowings	Collateral	Interest Rate	Maturity	Borrowing Capacity	December 31, 2010	December 31, 2009

Servicing:
Senior secured term loan (1)		1-Month LIBOR + 700 bps with a LIBOR floor of 2% (1)	June 2015	$—	$197,500	$—
Fee reimburse-ment advance	Term note (2)	Zero coupon	March 2014	—	48,000	60,000
Term note (3)	Advances	1-Month LIBOR + 350 basis points	March 2014	—	5,600	7,000
				—	251,100	67,000
Corporate Items and Other
Securities sold under an agreement to repurchase (4)	Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes	(4)	(4)	—	7,774	—
				—	7,774	—
					258,874	67,000
Discount (1) (2)				—	(12,801)	(11,190)
				$—	$246,073	$55,810

Weighted average interest rate					8.90%	9.43%

(1)
On July 29, 2010, we entered into a senior secured term loan facility agreement and borrowed $350,000 that was used to fund a portion of the HomEq Acquisition as well as for general corporate purposes. The loan was issued with an original issue discount of $7,000 that we are amortizing over the life of the loans. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the greatest of (i) the prime rate of Barclays Bank PLC in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR), in each case plus the applicable margin of 6.00% and a floor of 3.00% or (b) 1-Month LIBOR, plus the applicable margin of 7.00% with a 1-Month LIBOR floor of 2.00%. We are required to repay the principal amount in consecutive quarterly installments of $8,750 commencing September 30, 2010, with the balance becoming due on July 29, 2015. Payments in excess of the mandatory quarterly installments also serve to reduce borrowing capacity under this facility, so that capacity always equals the amount outstanding. We have pledged otherwise unencumbered cash, MSRs, advances, receivables, premises and equipment and other assets, excluding interest earning collateral and debt service accounts, as collateral for this loan. On January 8, 2011, we prepaid $67,500 and on February 9, 2011 we prepaid an additional $95,000 reducing the balance to $35,000.

(2)
We have pledged our interest in a $60,000 term note issued by OSAF on March 31, 2009 as collateral for this advance. In turn, we have pledged advances on loans serviced for others as collateral for the OSAF note, similar to match funded advances and liabilities. The fee reimbursement advance is payable annually in five installments of $12,000. The advance does not carry a stated rate of interest. However, we are compensating the lender for the advance of funds by forgoing the receipt of fees due from the lender over the five-year term of the advance. Accordingly, we recorded the advance as a zero-coupon bond issued at an initial implied discount of $14,627. We used an implicit market rate of 10.1% to compute the discount that we are amortizing to interest expense over the five-year term of the advance.

(3)
This note was issued by OSAF and is secured by advances on loans serviced for others, similar to match funded advances and liabilities. The lender has pledged its interest in this note to us as collateral against the $5,600 term note receivable. See Note 13 additional information.

(4)
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

NOTE 17	INVESTMENT LINE

    The investment line term note was secured by our investment in auction rate securities. We used proceeds from the sale of auction rate securities and the settlement of a litigation action related to auction rate securities to repay the remaining outstanding balance of the investment line during the first quarter of 2010.

NOTE 18	DEBT SECURITIES

    Our debt securities consisted of the following at December 31:

	2010	2009
3.25% Convertible Notes due August 1, 2024	$56,435	$56,435
10.875% Capital Trust Securities due August 1, 2027	26,119	39,129
	$82,554	$95,564

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

    Interest expense on the Convertible Notes for the years ended December 31, 2009 and 2008 includes amortization of debt discount of $1,735 and $3,886, respectively. We recognized interest on the debt at an effective annual rate of 8.25% from the date of issuance to August 1, 2009. Since August 1, 2009, the effective interest rate on the debt is the coupon rate of 3.25%.

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

    The conversion rate is 82.1693 shares of our common stock per $1,000 (actual dollars) principal amount of the notes, subject to adjustment. Events that may cause the conversion rate to be adjusted primarily relate to cash dividends or other distributions to holders of our common stock. Upon conversion, we may, at our option, choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock. At December 31, 2010 and 2009, the if-converted value of the Convertible Notes was $44,239 and $44,378, respectively.

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

    Holders of the Capital Trust Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year at an annual rate of 10.875% of the liquidation amount of $1,000 (actual dollars) per Capital Security. OCN guarantees payment of distributions out of moneys held by OCT and payments on liquidation of OCT or the redemption of Capital Trust Securities to the extent OCT has funds available. If OCN does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Trust Securities in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available. Accumulated distributions payable on the Capital Trust Securities amounted to $1,184 and $1,773 at December 31, 2010 and 2009, respectively, and are included in other liabilities.

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

NOTE 19	OTHER LIABILITIES

    The following table sets forth the components of other liabilities at December 31:

	2010	2009
Accrued expenses (1)	$55,816	$21,381
Checks held for escheat	18,087	12,827
Derivatives, at fair value	15,670	—
Deferred income	10,394	13,599
Accrued interest payable	4,830	3,588
Payable to Altisource (2)	3,877	10,655
Servicing liabilities	3,415	2,878
Liability for selected tax items (3)	2,913	15,326
Other (4)	25,237	10,528
	$140,239	$90,782

(1)
The balance at December 31, 2010 includes $24,366 of litigation reserves established primarily in connection with the proposed settlement of one legal proceeding and a jury verdict in another case. See Note 32 for additional information regarding these cases. In addition, as disclosed in Note 11, we established an accrual of $7,794 associated with our early termination of the HomEq office leases.

(2)	See Note 30 for additional information regarding our relationship with Altisource.

(3)	See Note 25 for information on the liability for selected tax items.

(4)	The balance at December 31, 2010 and 2009 includes $14,943 and $3,532, respectively, due to investors in connection with loans we service under subservicing agreements.

NOTE 20	EQUITY

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

    On April 3, 2009, OCN repurchased from William C. Erbey, its Chairman of the Board and then Chief Executive Officer, 1,000,000 shares of its common stock at a per-share price of $11.00. We used a portion of the proceeds received from the above-described private placement transaction to acquire the shares from Mr. Erbey.

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

Foreign Currency Exchange Rate Risk Management

    In 2010, we entered into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee on amounts payable to our subsidiary in India, OFSPL. We did not designate these contracts as hedges.

    Our operations in Uruguay also expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant.

Interest Rate Management

    In our Servicing segment, during 2010 we entered into three interest rate swaps and terminated two interest rate caps that we had entered into in 2007 and 2008.

    In April 2010, we entered into a $250,000 interest rate swap to hedge against the effects of a change in 1-Month LIBOR on borrowing of $250,000 under a $500,000 advance funding facility that carries a variable interest rate. Under the terms of the swap, we pay a fixed rate of 2.059% and receive a variable rate equal to 1-Month LIBOR. Settlements under the terms of this swap commenced in August 2010. Projected net settlements for the next twelve months total approximately $4,313 of payments to the counterparty. We designated this swap as a cash flow hedge.

    In June 2010, we entered into two interest rate swaps with notional amounts totaling $637,200 to hedge against the effect of changes in the interest rate on a $1,011,000 advance funding facility in connection with the HomEq Acquisition. The terms of the facility are the lender’s commercial paper rate plus 3.5 – 7.5%. Under the terms of the two swaps, we pay fixed rates of 1.575% and 1.5275%, respectively, and receive a variable rate equal to 1-Month LIBOR. Settlements under the terms of these swaps commenced in September 2010. Projected net settlements for the next twelve months total approximately $5,904 of payments to the counterparty. We designated these swaps as cash flow hedges.

    We entered into two interest rate caps in 2007 and 2008 to hedge our exposure to the effect of rising interest rates on our borrowing under two advance funding facilities. We terminated one facility in December 2010. Borrowing under the second facility had declined to $10,315 at December 31, 2010, and the related cap was scheduled to mature in January 2011. As a result, we terminated both caps in December 2010. We initially designated the 2007 cap as a cash flow hedge but de-designated it as of March 31, 2008 because of ineffectiveness. We did not designate the 2008 cap as a hedge. We did not receive any payments under the terms of either of these caps.

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

    The following table summarizes the use of derivatives during 2010:

	Foreign Exchange Forwards	Interest Rate Caps	Interest Rate Swaps

Notional balance at December 31, 2009	$—	$358,333	$—
Opening balance adjustment (1)	—	—	17,800
Additions	19,200	—	887,201
Maturities	(12,800)	(100,000)	(58,113)
Terminations	—	(258,333)	—
Notional balance at December 31, 2010 (1)	$6,400	$—	$846,888

Fair value of derivative assets (liabilities) at December 31(2):
December 31, 2010 (1)	$319	$—	$(15,670)
December 31, 2009 (1)	$—	$781	$—

Maturity	April 2011	—	November 2011 to August 2013

(1)
As a result of including four securitization trusts in our consolidated financial statements under the provisions of ASC 810, Consolidations, as more fully described in Note 1—Securitizations of Residential Mortgage Loans, we recognized opening balance adjustments as of January 1, 2010 that included the $(826) fair value of the interest swap held by one of the trusts. This swap, which had a notional amount of $10,100 and a fair value of $(335) at December 31, 2010, was not designated as a hedge.

(2)	Derivatives are reported at fair value in Other assets or in Other liabilities.

    Net realized and unrealized gains included in Other income (expense), net related to derivative financial instruments that were not designated as hedges were $17, $588 and $2,390 for 2010, 2009 and 2008, respectively. Other income (expense), net in 2010 also includes $150 of unrealized losses arising from ineffectiveness of the interest rate swaps that we designated as cash flow hedges. Other income (expense), net in 2008 also includes a $239 loss related to an interest rate cap that we designated as a cash flow hedge in 2007 and de-designated in 2008. In addition, we recorded losses of $3,149 in 2008 that represented fair value basis adjustments on a $165,000 fixed-rate match funded term note that we had designated as part of a fair value hedging relationship.

    Included in Other comprehensive loss during 2010 was $14,435 of deferred unrealized losses, before taxes of $5,196, on the swaps that we designated as cash flow hedges. There were no accumulated gains or losses on cash flow hedges included in Accumulated other comprehensive loss at December 31, 2009. In 2008, we entered into foreign currency futures contracts to hedge our net investment in BOK against adverse changes in the value of the Euro versus the U.S. Dollar. We designated these derivatives as a foreign-currency net investment hedge. Net gains on these foreign currency futures were $740 and $1,038 for 2009 and 2008, respectively. We initially recorded these gains as part of the net change in unrealized foreign currency translation adjustment in Accumulated other comprehensive income. In 2009, in connection with the sale of BOK, we closed this hedge and recognized accumulated gains of $298 on the hedge as part of the gain on the sale.

NOTE 22	SERVICING AND SUBSERVICING FEES

    The following table presents the components of servicing and subservicing fees for the years ended December 31:

	2010	2009	2008
Loan servicing and subservicing fees	$226,284	$175,691	$215,817
Late charges	32,760	28,292	45,985
Home Affordable Modification Program (HAMP) fees	32,363	5,581	—
Loan collection fees	8,958	7,569	11,336
Custodial accounts (float earnings) (1)	2,843	4,803	11,005
Receivables management and recovery fees (2)	—	29,207	56,186
Other	18,491	13,324	27,697
	$321,699	$264,467	$368,026

(1)	For 2010, 2009 and 2008, float earnings included $901, $4,745 and $10,696, respectively, of interest income from our investment in auction rate securities.

(2)	These fees were earned by the Financial Services segment which we distributed as part of the Separation. See Note 29 for additional information regarding this former business segment.

NOTE 23	INTEREST INCOME

    The following table presents the components of interest income for each category of our interest-earning assets for the years ended December 31:

	2010	2009	2008
Interest earning cash and short-term investments	$1,190	$1,543	$2,011
Trading securities:
Investment grade	—	—	598
Subordinates and residuals	—	2,600	4,259
Loans held for resale	3,398	4,643	7,828
Loans, net - restricted for securitization investors	6,271	—	—
	$10,859	$8,786	$14,696

NOTE 24	INTEREST EXPENSE

    The following table presents the components of interest expense for each category of our interest-bearing liabilities for the years ended December 31:

	2010	2009	2008
Match funded liabilities	$61,656	$46,068	$57,985
Secured borrowings – owed to securitization investors	632	—	—
Lines of credit and other secured borrowings	17,553	4,161	13,987
Investment line	376	2,618	1,055
Debt securities:
Convertible Notes	1,834	3,898	7,238
Capital Trust Securities	2,954	5,728	5,805
Other	918	481	504
	$85,923	$62,954	$86,574

NOTE 25	INCOME TAXES

    For income tax purposes, the domestic and foreign components of income from continuing operations before taxes were as follows for the years ended December 31:

	2010	2009	2008
Domestic	$33,394	$89,847	$23,649
Foreign	5,760	3,414	7,333
	$39,154	$93,261	$30,982

    The components of income tax expense (benefit) on continuing operations were as follows for the years ended December 31:

	2010	2009	2008
Current:
Federal	$8,836	$51,341	$9,959
State	1,049	300	1,581
Foreign	2,033	933	1,304
	11,918	52,574	12,844
Deferred:
Federal	(6,953)	40,067	(1,424)
State	(145)	4,564	(325)
Foreign	725	(1,095)	(482)
Provision for valuation allowance on deferred tax assets	—	—	1,393
	(6,373)	43,536	(838)
Total	$5,545	$96,110	$12,006

    Income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal corporate income tax rate of 35% as follows for the years ended December 31:

	2010	2009	2008
Expected income tax expense (benefit) at statutory rate	$13,704	$32,641	$10,844
Differences between expected and actual income tax expense (benefit):
Indefinite deferral on earnings of non-U.S. affiliates	—	(1,006)	(2,566)
State tax, after Federal tax benefit	610	5,274	918
Low-income housing tax credits	—	(23)	(59)
Tax effect of Altisource Separation	749	48,577	—
Provision for (reversal of) liability for selected tax items	(9,126)	11,196	—
Provision for valuation allowance on deferred tax assets	—	—	1,393
Permanent differences	878	—	—
Foreign tax differential	(197)	(161)	822
Provision-to-return and other	(580)	—	—
Stock-based compensation tax expense	—	(510)	435
Other	(493)	122	219
Actual income tax expense	$5,545	$96,110	$12,006

    Net deferred tax assets were comprised of the following at December 31:

	2010	2009
Deferred tax assets:
Tax residuals and deferred income on tax residuals	$3,847	$3,415
State taxes	3,456	3,311
Accrued incentive compensation	2,610	3,739
Accrued other liabilities	9,901	—
Valuation allowance on real estate	1,258	1,712
Bad debt and allowance for loan losses	7,716	7,220
Mortgage servicing rights amortization	41,532	50,065
Net operating loss carryforward	20,087	22,098
Partnership losses	8,007	10,245
Foreign deferred assets	2,598	3,211
Net unrealized gains and losses on securities	11,397	16,742
Deferred income of or loss on servicing advance receivables	2,745	—
Interest rate swaps	5,196	—
Intangible asset amortization	2,276	—
Capital losses	8,455	—
Accrued lease termination costs	2,728	—
Stock-based compensation expense	2,460	—
Foreign basis differences	—	8,489
Other	2,609	2,511
	138,878	132,758
Deferred tax liabilities	162	75
Net deferred tax assets	$138,716	$132,683

    We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. Among the factors considered in this evaluation are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented if warranted. As a result of this evaluation, we concluded that no valuation allowance was necessary at December 31, 2010 and 2009. For 2008, income tax expense includes a $1,393 increase in the valuation allowance.

    We recognized total interest and penalties of $182 and $278 in 2010 and 2009, respectively. At December 31, 2010 and 2009, accruals for interest and penalties were $379 and $751, respectively. As of December 31, 2010 and 2009, we had a total liability for selected tax items of approximately $2,913 and $15,326, respectively, all but $2,088 of which if recognized would affect the effective tax rate. The decrease in the balance during 2010 is predominantly related to deductions associated with a servicing advance finance structure and with statute expirations.

    Our major jurisdiction tax years that remain subject to examination are our U.S. federal tax return for the years ended December 31, 2007 through the present and our India corporate tax returns for the years ended March 31, 2003 through the present. A reconciliation of the beginning and ending amount of the liability for selected tax items is as follows for the years ended December 31:

	2010	2009
Balance at January 1	$15,326	$2,042
Additions based on tax positions related to current year	683	11,196
Additions for tax positions of prior years	105	2,088
Reductions for tax positions of prior years	(8,884)	—
Lapses in statutes of limitation	(4,317)	—
Balance at December 31	$2,913	$15,326

    At December 31, 2010, we had net operating loss carryforwards of $20,087 that related to realized built-in losses from the acquisition of Ocwen Asset Investment Corporation. Utilization of these carryforwards is subject to an annual IRC section 382 limitation of $5,700. These carryforwards will expire beginning 2019 through 2024. We no longer have any remaining capital loss carryforwards or any tax credit carryforwards related to our low-income housing tax credits. We have $8,455 of tax-effected capital losses that we intend to carryback to 2007.

NOTE 26	DISCONTINUED OPERATIONS

    In 2007, management of Ocwen approved and committed to a plan to sell its investment in Bankhaus Oswald Kruber GmbH & Co. KG (BOK), a German banking entity. On December 3, 2009, we finalized and consummated the transaction to dispose of our investment in BOK for proceeds of $11,443 and recognized a pre-tax gain of $4,034 on the disposition. Management concluded that BOK met and continued to meet the definition of a discontinued operation through the date of disposition. Accordingly, the results of BOK are classified as discontinued in the accompanying consolidated financial statements. For segment reporting purposes, the operations of BOK are included in Corporate Items and Other.

    Results of discontinued operations, including both the operations of BOK and the gain on the disposition of BOK, for the years ended December 31 are as follows:

	2010	2009	2008
Revenue	$—	$78	$358
Operating expenses (1)	—	298	7,337
Loss from operations	—	(220)	(6,979)
Other income, net (2)	—	4,709	1,212
Income (loss) before income taxes	—	4,489	(5,767)
Income tax expense (benefit) (3)	(4,383)	1,368	—
Net income (loss)	$4,383	$3,121	$(5,767)

(1)
Operating expenses for 2008 includes a charge of $4,980 that is comprised of the impairment of the remaining $3,423 carrying value of goodwill and intangibles, a $1,377 valuation adjustment to write-down receivables and a $180 valuation adjustment to write-down premises and equipment.

(2)	Other income for 2009 includes the gain of $4,034 gain that we recognized on the disposition of our investment in BOK.

(3)	We recorded an income tax benefit of $4,383 in 2010 to recognize the effect of additional tax losses related to our former investment in BOK.

NOTE 27	BASIC AND DILUTED EARNINGS PER SHARE

    Basic EPS excludes common stock equivalents and is calculated by dividing net income attributable to OCN by the weighted average number of common shares outstanding during the year. We calculate diluted EPS by dividing net income attributable to OCN, as adjusted to add back interest expense net of income tax on the Convertible Notes, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and the Convertible Notes. The following is a reconciliation of the calculation of basic EPS to diluted EPS for the years ended December 31:

	2010	2009	2008
Basic EPS:
Net income attributable to OCN	$37,984	$297	$13,250

Weighted average shares of common stock	100,273,121	78,252,000	62,670,957

Basic EPS	$0.38	$—	$0.21

Diluted EPS:
Net income attributable to OCN	$37,984	$297	$13,250
Interest expense on Convertible Notes, net of income tax (1)	1,122	—	—
Adjusted net income attributable to OCN	$39,106	$297	$13,250

Weighted average shares of common stock	100,273,121	78,252,000	62,670,957
Effect of dilutive elements:
Convertible Notes (1)	4,637,224	—	—
Stock options (2) (3)	2,571,282	—	241,205
Common stock awards	1,388	—	23,152
Dilutive weighted average shares of common stock	107,483,015	78,252,000	62,935,314

Diluted EPS	$0.36	$—	$0.21

Stock options excluded from the computation of diluted EPS:
Anti-dilutive (2)	20,000	557,080	3,062,166
Market-based (3)	1,615,000	1,788,750	—

(1)
The effect of our Convertible Notes on diluted EPS is computed using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, are added back to net income. Conversion of the Convertible Notes into shares of common stock has not been assumed for purposes of computing diluted EPS for the 2009 and 2008 because the effect would be anti-dilutive. The effect is anti-dilutive whenever interest expense on the Convertible Notes, net of income tax, per common share obtainable on conversion exceeds basic EPS.

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

Retirement Plan

    We maintain a defined contribution 401(k) plan. We match 50% of each employee’s contributions, limited to 2% of the employee’s compensation. Our contributions to the 401(k) plan were $233, $403 and $469 for the years ended December 31, 2010, 2009 and 2008, respectively.

Annual Incentive Plan

    The Ocwen Financial Corporation Amended 1998 Annual Incentive Plan (the AIP) is our primary incentive compensation plan for executives and other key employees. Under the terms of the AIP, participants can earn cash and equity-based awards as determined by the Compensation Committee of the Board of Directors. The awards are generally based on objective performance criteria established by the Committee which includes corporate profitability, growth in our core businesses, meeting budget objectives and achieving cost savings through Six Sigma initiatives. The Committee may at its discretion adjust performance measurements to reflect significant unforeseen events. In 2007, the stockholders approved the 2007 Equity Incentive Plan (the 2007 Equity Plan) to replace the 1991 Non-Qualified Stock Option Plan. The 2007 Equity Plan authorizes the grant of stock options, restricted stock or other equity-based awards to employees. At December 31, 2010, there were 11,618,599 shares of common stock remaining available for future issuance under the 2007 Equity Plan.

    For service years 2007 through 2010, we awarded annual incentive compensation entirely in cash. However, in July 2008 and November 2009, we awarded stock options to members of senior management under the 2007 Equity Plan. The vesting schedule for these options has a time-based component in which 25% of the options vest in equal increments over four years. The vesting schedule also has a market-based component in which up to 75% of the options will vest in four equal increments commencing upon the achievement of certain performance criteria related to OCN’s stock price and the annualized rate of return to investors. Upon meeting the market performance criteria, one-fourth of the market-based options immediately vest. Thereafter, one-fourth of these options vests on each of the three consecutive anniversaries of the initial vesting. Two-thirds of the market-based options begin to vest if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third of the market-based options begin to vest if the stock price realizes a 25% gain, so long as it is at least triple the exercise price. On August 10, 2009, the market performance criterion was met for the 3,420,000 market-based options that have an exercise price of $4.82.

    Stock options awarded prior to 2008 generally vest ratably over a five–year period including the award year. The contractual term of all options granted is ten years from the grant date, except where employment terminates by reason of retirement, in which case the option will terminate no later than three years after such retirement or the end of the option term, whichever is earlier. At December 31, 2010 the weighted average remaining contractual term of options outstanding and options exercisable was 6.6 years and 5.6 years, respectively.

    Stock option activity for the years ended December 31:

	2010		2009		2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	9,278,581	$4.97	9,428,952	$8.14	3,230,526	$9.50
Granted	—	—	415,000	8.68	6,530,000	8.00
Exercised (1)	(774,345)	4.19	(526,749)	6.37	(3,008)	2.30
Forfeited	(419,283)	5.21	(38,622)	12.12	(328,566)	18.82
Outstanding at end of year	8,084,953	5.03	9,278,581	4.97	9,428,952	8.14
Exercisable at end of year (2)	4,122,453	5.13	3,486,405	4.98	2,585,799	8.20

(1)
In connection with an exercise of stock options during 2010, an employee delivered 21,750 shares of common stock to Ocwen as payment for the exercise price and the income tax withholdings on the compensation. As a result, a total of 752,595 net shares of stock were issued in 2010 related to the exercise of stock options.

(2)	The total fair value of stock options that vested and became exercisable during 2010 and 2009, based on grant-date fair value, was $1,948 and $2,294, respectively.

    Stock options outstanding at December 31, 2010:

		Options Outstanding			Options Exercisable
Award Year	Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
2009	$4.82–10.67	331,875	$6.23	8	63,125	$5.28
2008	4.82	5,872,000	4.82	8	2,178,250	4.82
2006	7.16	361,434	7.16	6	361,434	7.16
2005	5.81	260,341	5.81	5	260,341	5.81
2004	4.84–6.39	202,251	4.92	4	202,251	4.92
2003	3.72–6.47	210,928	5.98	3	210,928	5.98
2002	1.13–1.69	201,097	1.49	2	201,097	1.49
2001	3.49–7.56	645,027	5.67	1	645,027	5.67
		8,084,953			4,122,453

    As a result of the Separation, OCN stock option awards are held by both Ocwen and Altisource employees as follows at December 31, 2010:

Held by Ocwen employees	5,995,063
Held by Altisource employees	2,089,890
Total outstanding	8,084,953

    In addition, at December 31, 2010, Ocwen employees held 1,808,703 options to purchase Altisource common stock.

    We are responsible for fulfilling all stock incentive awards related to OCN common stock, and Altisource is responsible for fulfilling all stock incentive awards related to Altisource common stock regardless of whether such stock incentive awards are held by our or Altisource’s employees. Notwithstanding the foregoing, our stock-based compensation expense, resulting from awards outstanding at the Separation date, is based on the stock incentive awards held by our employees regardless of whether such awards were issued by Ocwen or Altisource. Accordingly, stock-based compensation that we recognize as expense with respect to Altisource stock incentive awards is included in “Additional paid-in capital” on our Consolidated Balance Sheet.

    The total intrinsic value of stock options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, was $4,265, $2,306 and $13 for 2010, 2009 and 2008, respectively. Excluding 1,615,000 market-based options awarded in 2008 and 2009 that have not met their performance criteria, the net aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2010 was $29,174 and $18,182, respectively.

    Compensation expense related to options is measured based on the grant-date fair value of the options using an appropriate valuation model based on the vesting condition of the award. The fair value of the time-based options was determined using the Black-Scholes options pricing model, while a lattice (binomial) model was used to determine the fair value of the market-based options.

    The following assumptions were used to value the 2009 and 2008 equity incentive award as of the grant dates.

	2009		2008
	Black-Scholes	Binomial	Black-Scholes	Binomial
Risk-free interest rate	2.51%	0.38 – 3.94%	3.48%	2.15 – 4.28%
Expected stock price volatility	38%	38 – 46%	38%	38 – 46%
Expected dividend yield	—	—	—	—
Expected option life (in years)	5	—	5	—
Contractual life (in years)	—	10	—	10
Fair value	$3.96	$3.99 and $3.40	$1.01	$0.87 and $0.65

The following table sets forth equity-based compensation related to stock options and stock awards and the related excess tax benefit for the years ended December 31:

	2010	2009	2008
Employee compensation expense:
Stock option awards	$1,088	$1,802	$1,569
Stock awards	—	28	420
Excess tax benefit related to share-based awards	3,157	551	121

    As of December 31, 2010, unrecognized compensation costs related to non-vested stock options amounted to $1,741, which will be recognized over a weighted-average remaining requisite service period of approximately 1.88 years.

NOTE 29	BUSINESS SEGMENT REPORTING

    Prior to the Separation on August 10, 2009, we managed our business through two distinct lines of business, Ocwen Asset Management and Ocwen Solutions. Ocwen Asset Management includes our core residential servicing business, equity investments in asset management vehicles and our remaining investments in subprime loans and residual securities. Ocwen Solutions, our knowledge-based business process outsourcing (BPO) operation, included our residential fee-based loan processing businesses, all of our technology platforms, our unsecured collections business and our equity interest in BMS Holdings. Due to the Separation, as of August 10, 2009, neither the assets and liabilities, nor the subsequent operations of the Ocwen Solutions line of business comprising the Mortgage Services, Financial Services and Technology Products segments are included in our results.

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

    A brief description of our current and former business segments, aligned within our two lines of business, is as follows:

Ocwen Asset Management

●
Servicing. This segment provides loan servicing for a fee, including asset management and resolution services, primarily to owners of subprime residential mortgages. Subprime loans represent residential loans we service that were made to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac (nonconforming loans) or have subsequently become delinquent. This segment is primarily comprised of our core residential servicing business. As disclosed in Note 2, on September 1, 2010, Ocwen completed the acquisition of HomEq Servicing which included 134,000 residential loans with an aggregate unpaid principal balance of $22,400,000.

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

●
Technology Products. This segment included revenues from the REAL suite of applications that support our Servicing business as well as the servicing and origination businesses of external customers. These products include REALServicing™, REALResolution™, REALTransSM, REALSynergy™ and REALRemit™. REALServicing is the core residential loan servicing application used by Ocwen. This segment also earned fees from providing technology support services to OCN that cover IT enablement, call center services and third-party applications. Prior to August 10, 2009, the results of our 45% equity investment in BHI (formerly BMS Holdings), which provides technology-based case management solutions to trustees, law firms and debtor companies that administer cases in the federal bankruptcy system, is also included in this segment.

Corporate Items and Other. We report items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash and the related costs of financing these investments and certain other corporate expenses in Corporate Items and Other. Our Convertible Notes and Capital Trust Securities are also included in Corporate Items and Other. Business activities not considered to be of continuing significance include our affordable housing investment activities. Beginning August 10, 2009, the results of BHI (formerly BMS Holdings) and GSS are also included in Corporate Items and Other.

    We allocate interest income and expense to each business segment for funds raised or funding of investments made. We also allocate expenses generated by corporate support services to each business segment.

    Financial information for our segments is as follows:

	Ocwen Asset Management			Ocwen Solutions
	Servicing	Loans and Residuals	Asset Management Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
For the year ended December 31, 2010
Revenue (1) (2)	$359,798	$—	$696	$—	$—	$—	$1,416	$(1,529)	$360,381
Operating expenses (1) (3) (4)	200,108	4,240	2,099	—	—	—	30,791	(764)	236,474
Income (loss) from operations	159,690	(4,240)	(1,403)	—	—	—	(29,375)	(765)	123,907
Other income (expense):
Interest income	207	9,615	—	—	—	—	1,037	—	10,859
Interest expense	(80,514)	(654)	—	—	—	—	(4,755)	—	(85,923)
Other (1) (2) (5) (6)	(1,188)	(7,567)	606	—	—	—	(2,305)	765	(9,689)
Other income (expense), net	(81,495)	1,394	606	—	—	—	(6,023)	765	(84,753)
Income (loss) from continuing operations before income taxes	$78,195	$(2,846)	$(797)	$—	$—	$—	$(35,398)	$—	$39,154

For the year ended December 31, 2009
Revenue (1) (2)	$272,725	$—	$1,851	$54,052	$40,293	$28,331	$1,066	$(17,590)	$380,728
Operating expenses (1) (3) (7)	129,252	2,831	3,108	37,040	45,002	18,638	16,308	(16,525)	235,654
Income (loss) from operations	143,473	(2,831)	(1,257)	17,012	(4,709)	9,693	(15,242)	(1,065)	145,074
Other income (expense):
Interest income	266	7,183	—	2	—	—	1,335	—	8,786
Interest expense	(59,458)	(1,447)	—	(28)	(1,285)	(289)	(447)	—	(62,954)
Other (1) (2) (6)	3,400	(12,026)	(4,060)	829	25	186	12,936	1,065	2,355
Other income (expense), net	(55,792)	(6,290)	(4,060)	803	(1,260)	(103)	13,824	1,065	(51,813)
Income (loss) from continuing operations before income taxes	$87,681	$(9,121)	$(5,317)	$17,815	$(5,969)	$9,590	$(1,418)	$—	$93,261

For the year ended December 31, 2008
Revenue (1) (2)	$340,725	$—	$3,664	$58,733	$73,835	$45,283	$156	$(30,268)	$492,128
Operating expenses (1) (3)(8)	164,292	3,025	4,113	46,299	79,757	35,895	18,743	(28,769)	323,355
Income (loss) from operations	176,433	(3,025)	(449)	12,434	(5,922)	9,388	(18,587)	(1,499)	168,773
Other income (expense):
Interest income	1,004	11,361	—	147	16	—	2,168	—	14,696
Interest expense	(75,835)	(3,177)	—	(200)	(1,977)	(573)	(4,812)	—	(86,574)
Other (1) (2) (6)	(832)	(19,841)	(9,364)	881	8	(5,235)	(33,029)	1,499	(65,913)
Other income (expense), net	(75,663)	(11,657)	(9,364)	828	(1,953)	(5,808)	(35,673)	1,499	(137,791)
Income (loss) from continuing operations before income taxes	$100,770	$(14,682)	$(9,813)	$13,262	$(7,875)	$3,580	$(54,260)	$—	$30,982

	Ocwen Asset Management			Ocwen Solutions
	Servicing	Loans and Residuals	Asset Management Vehicles	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
December 31, 2010	$2,495,966	$103,880	$12,097	$—	$—	$—	$309,466	$—	$2,921,409

December 31, 2009	1,191,212	48,690	15,271	—	—	—	514,177	—	1,769,350

December 31, 2008	1,416,615	67,317	26,755	3,558	58,707	8,906	664,962	(9,720)	2,237,100

(1)
Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered. Intersegment billings are as follows:

	Servicing	Asset Management Vehicles	Mortgage Services	Technology Products	Business Segments Consolidated
For the year ended December 31, 2010	$1,356	$173	$—	$—	$1,529
For the year ended December 31, 2009	5,668	471	59	20,425	26,623
For the year ended December 31, 2008	7,148	913	27	33,720	41,808

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

(3)	Depreciation and amortization expense are as follows:

	Servicing	Loans and Residuals	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Business Segments Consolidated
For the year ended December 31, 2010:
Depreciation expense	$5,916	$—	$—	$—	$—	$1,596	$7,512
Amortization of MSRs	31,455	—	—	—	—	—	31,455
Amortization of debt discount	5,217	—	—	—	—	172	5,389

For the year ended December 31, 2009:
Depreciation expense	$54	$—	$19	$283	$3,204	$1,182	$4,742
Amortization of MSRs	32,228	—	—	—	—	—	32,228
Amortization of intangibles	—	—	—	1,624	—	—	1,624
Amortization of debt discount	3,437	—	—	—	—	1,735	5,172

For the year ended December 31, 2008:
Depreciation expense	$54	$10	$70	$415	$7,443	$1,725	$9,717
Amortization of MSRs	52,187	—	274	—	—	—	52,461
Amortization of intangibles	—	—	—	2,554	—	—	2,554
Amortization of debt discount	—	—	—	—	—	3,886	3,886

(4)	Operating expenses for 2010 include non-recurring transaction related expenses associated with the HomEq Acquisition of $52,603 recorded in the Servicing segment.

(5)
During the fourth quarter of 2010, we agreed to the sale of three affordable housing projects in which we had retained an interest as a general partner. Since the carrying value of our investment in these projects was zero, the distribution of the proceeds from the sale resulted in our recognizing a gain of $6,036. In addition, during the third quarter of 2010, we recognized a gain of $1,000 as the result of receiving a legal settlement related to another affordable housing project that we had sold in 2005.

(6)	Other income (expense) for 2010, 2009 and 2008 includes gains (losses) on auction rate securities of $(7,909), $11,863 and $(29,612), respectively, recorded in Corporate Items and Other.

(7)	Operating expenses for 2009 include advisory expenses related to the Separation transaction of $3,477 recorded in Corporate Items and Other.

(8)
Operating expenses for 2008 include $9,532 of due diligence and other costs recorded in Corporate Items and Other related to the “going private” proposal terminated in March 2008 by mutual agreement of the parties.

NOTE 30	RELATED PARTY TRANSACTIONS

    Although Altisource is a separate company from Ocwen after the Separation, Altisource and Ocwen have the same Chairman of the Board, William C. Erbey. As a result, he has obligations to Ocwen as well as to Altisource. Mr. Erbey currently owns approximately 18% of the common stock of Ocwen and owns approximately 25% of the common stock of Altisource.

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

    For the year ended December 31, 2010, we generated revenues of $13,520, respectively, under our agreements with Altisource, principally from fees for providing referral services to Altisource. We also incurred expenses of $20,082 during 2010, principally for technology products and support services including the REAL suite of products that support our Servicing business. At December 31, 2010, the net payable to Altisource was $1,433.

    In addition to the revenues and expenses we recorded in 2010 associated with the agreements discussed above, we also sold to Altisource equipment we acquired from HomEq and entered into an agreement to sublease from Altisource our principal executive office space in Atlanta, Georgia. See Note 11 and Note 32 for additional information regarding these transactions.

    As of December 31, 2009, the net payable to Altisource was $7,345. For the period from August 10, 2009 through December 31, 2009, we generated $3,534 of revenues and incurred $6,858 of expenses under our agreements with Altisource. No charges were incurred under the transition services agreement with Altisource in 2009.

NOTE 31	REGULATORY REQUIREMENTS

    Our business is subject to extensive regulation by federal, state and local governmental authorities, including the Federal Trade Commission (FTC) and the SEC. We are also subject to regulation by the state agencies that license our mortgage servicing and collection activities in a number of states. We are subject to audits and examinations conducted by these state agencies. From time to time, we may receive requests from federal, state and local agencies for records, documents and information relating to our policies, procedures and practices regarding our loan servicing and debt collection activities. We will incur significant ongoing costs to comply with new and existing laws and governmental regulation of our business.

    We must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (“RESPA”), the Truth in Lending Act (“TILA”), the Fair Credit Reporting Act, Homeowners Protection Act, the Federal Trade Commission Act and state foreclosure laws. These statutes apply to debt collection, use of credit reports, safeguarding of non−public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances, fees and escrow payment features, and they mandate certain disclosures and notices to borrowers.

    Our failure to comply with applicable federal, state and local consumer protection laws can lead to:

●	civil and criminal liability;

●	loss of our licenses and approvals to engage in the servicing of residential mortgage loans;

●	damage to our reputation in the industry;

●	inability to raise capital;

●	administrative fines and penalties and litigation, including class action lawsuits; and

●	governmental investigations and enforcement actions.

    The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to the residential real estate lenders and servicers. Over the past few years, state and federal lawmakers and regulators have adopted a variety of new or expanded laws and regulations, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) discussed below. The changes in these regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition, liquidity and results of operations.

    On July 21, 2010, the Dodd-Frank Act was signed into law by President Obama. The Dodd-Frank Act constitutes a sweeping reform of the regulation and supervision of financial institutions, as well as the regulation of derivatives, capital market activities and consumer financial services. Many provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agency. The ultimate impact of the Dodd-Frank Act and its effects on our business will therefore not be fully known for an extended period of time.

    The Dodd-Frank Act is extensive and significant legislation that, among other things:

●
creates an inter-agency body that is responsible for monitoring the activities of the financial system and recommending a framework for substantially increased regulation of large interconnected financial services firms;

●	creates a liquidation framework for the resolution of certain bank holding companies and other large and interconnected nonbank financial companies;

●	strengthens the regulatory oversight of securities and capital markets activities by the SEC; and

●	creates the Bureau of Consumer Financial Protection (“BCFP”), a new federal entity responsible for regulating consumer financial services.

    The BCFP will directly impact the regulation of residential mortgage servicing in a number of ways. First, the BCFP will have rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA and RESPA. Second, the BCFP will have supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The BCFP’s jurisdiction will include those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans. Beginning in July 2011, we expect that OLS will be subject to supervision, examination and enforcement by the BCFP.

    Title XIV of the Dodd-Frank Act contains the Mortgage Reform and Anti-Predatory Lending Act (“Mortgage Act”). The Mortgage Act imposes a number of additional requirements on servicers of residential mortgage loans, such as OLS, by amending certain existing provisions and adding new sections to TILA and RESPA. The penalties for noncompliance with TILA and RESPA are also significantly increased by the Mortgage Act and could lead to an increase in lawsuits against mortgage servicers. Like other parts of the Dodd-Frank Act, the Mortgage Act generally requires that implementing regulations be issued before many of its provisions are effective. Therefore, many of these provisions in the Mortgage Act will not be effective until 2013 or early 2014.

    When fully implemented, the Mortgage Act will prevent servicers of residential mortgage loans from taking certain actions, including the following:

●	force-placing insurance, unless there is a reasonable belief that the borrower has failed to comply with a contract’s requirement to maintain insurance;

●	charging a fee for responding to a valid qualified written request;

●	failing to take timely action to respond to the borrower’s request to correct errors related to payment, payoff amounts, or avoiding foreclosure;

●	failing to respond within ten (10) business days of a request from the borrower to provide contact information about the owner or assignee of loan; and

●	failing to return an escrow balance or provide a credit within twenty (20) business days of a residential mortgage loan being paid off by the borrower.

    In addition to these restrictions, the Mortgage Act imposes certain new requirements and/or shortens the existing response time for servicers of residential mortgage loans. These new requirements include the following:

●	acknowledging receipt of a qualified written request under RESPA within five (5) business days and providing a final response within thirty (30) business days;

●	promptly crediting mortgage payments received from the borrower on the date of receipt except where payment does not conform to previously established requirements; and

●	sending an accurate payoff statement within a reasonable period of time but in no case more than seven (7) business days after receipt of a written request from the borrower.

    While the effective date for many of these provisions remains at least two years away, we expect to incur significant ongoing operational and system costs in order to prepare for compliance with these new laws and regulations. Furthermore, there may be additional federal or states laws enacted during this period that place additional obligations on servicers of residential mortgage loans.

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

    Effective June 30, 2005, we voluntarily terminated our status as a federal savings bank. Prior to returning our original thrift charter to the Office of Thrift Supervision (OTS), we operated as a federal savings bank, and OCN was a registered savings and loan holding company. Our primary regulatory authority was the OTS.

    We continued the Bank’s non-depository businesses, including its residential mortgage servicing business, under OLS, a licensed mortgage servicer in all 50 states, the District of Columbia and two U.S. territories. We entered into various agreements to obtain the approval of the OTS for our plan. We directly or indirectly received assignment of all of the assets, liabilities and business (the Assignment). We entered into an agreement (the Guaranty) in favor of the OTS and any holders of claims with respect to the liabilities we assumed in connection with the Assignment. The Guaranty contains affirmative covenants relating to the maintenance of a $5,000 cash collateral account, reporting requirements, transactions with affiliates, preservation of the existence of our subsidiaries and maintenance of not less than $35,000 of unencumbered financial assets. As of December 31, 2010, we were in compliance with all of the covenants specified in the Guaranty.

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

Litigation

    Since April 2004, we have been included as a defendant in litigation in federal court in Chicago which consolidated certain class actions and individual actions brought by borrowers in various federal and state courts challenging the defendants’ mortgage servicing practices, including charging improper or unnecessary fees, misapplying borrower payments and similar allegations (the MDL Proceeding). We believe the allegations in the MDL Proceeding are without merit and have defended against them vigorously. In the interests of obtaining finality and cost certainty with regard to this complex and protracted litigated matter, however, defendants, including Ocwen, have entered into a definitive written agreement with plaintiffs’ counsel with respect to a class settlement. Ocwen’s portion of the proposed settlement payment would be $5,163 plus certain other non-cash consideration. This liability and related settlement administrative costs are included in Other liabilities on the Consolidated Balance Sheet. The Court has granted preliminary approval to this class settlement, and notice of the settlement is being provided to potential class members. If the Court does not grant final approval of the settlement, then we will continue to vigorously defend the MDL Proceeding.

    In November 2004, a judgment was entered in litigation in federal court in Denver brought by Cartel Asset Management, Inc. (Cartel) against OCN, the Bank and Ocwen Technology Xchange, Inc. (OTX), a subsidiary that has been dissolved. This matter involved allegations of misappropriation of trade secrets and contract-related claims brought by Cartel, a former vendor. In September 2007, the United States Court of Appeals for the Tenth Circuit upheld the judgment against OTX and remanded the case for a retrial on damages against the Bank. The trial court set a date of September 13, 2010 for the retrial against the Bank, as well as OLS and OCN which were added as defendants. At the retrial, Cartel requested the jury to award it $35,000 in compensatory damages, plus punitive damages. On September 24, 2010, the jury returned a verdict in the amount of $6,360 in compensatory damages and $6,360 in punitive damages. The verdict, which has not yet been reduced to a final judgment, does not include prejudgment interest or plaintiff’s legal fees which may also be payable by Ocwen. Ocwen is evaluating post-verdict legal remedies in connection with the matter. Ocwen has accrued its best estimate of the total expected liability related to this matter. This liability is included in Other liabilities on the Consolidated Balance Sheet.

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

    On December 21, 2009, the India tax authorities issued a draft income tax assessment order (the Third Order) with respect to assessment year 2006-07. The proposed adjustment would impose upon OFSPL additional tax of INR 41,760 ($932) and interest of INR 18,297 ($408) for the Assessment Year 2006-07. In accordance with standard Indian procedures, penalties may also be assessed in the future in connection with the assessment. OCN and OFSPL intend to vigorously contest this Order and any imposition of tax and interest and do not believe they have violated any statutory provision or rule. OFSPL has filed an application with the Dispute Resolution Panel for the Third Order. OFSPL received the Order from the Dispute Resolution Panel in the third quarter. The Dispute Resolution Panel has directed the Assessing officers to recompute the tax liability and issue an Order based on its findings. Upon receipt of such Order, OFSPL would consider pursuing all other options including, but not limited to, Competent Authority to contest any additional tax assessed. Due to the uncertainties inherent in the Appeals and Competent Authority processes, OCN and OFSPL cannot currently estimate any additional exposure beyond the amount currently detailed in the Orders. We also cannot predict when these tax matters will be resolved. Such Competent Authority assistance requests under the Mutual Agreement Procedures should preserve OCN’s right to offset any potential increase in India taxes against OCN’s U.S. taxes.

Other Information

    In July 2010, OLS received two subpoenas from the Federal Housing Finance Agency (FHFA) as conservator for Freddie Mac and Fannie Mae in connection with ten private label mortgage securitization transactions where Freddie Mac has invested. The transactions include mortgage loans serviced but not originated by OLS or its affiliates. OLS is cooperating with the FHFA’s requests.

    On November 24, 2010, OLS received a Civil Investigative Demand from the FTC requesting documents and information regarding various servicing activities. OLS is cooperating with the FTC’s request.

    Recent inquiries into servicer foreclosure processes could result in actions by state or federal governmental bodies, regulators or the courts that could result in temporary moratoria on mortgage foreclosures or an extension of foreclosure timelines, which may be applicable generally to the servicing industry or to us in particular. In addition, a number of our match funded advance facilities contain provisions that limit the eligibility of advances to be financed based on the length of time that advances are outstanding, and one of our match funded advance facilities has provisions that limit new borrowings if average foreclosure timelines extend beyond a certain time period, either of which, if such provisions applied, could adversely affect liquidity by reducing our average effective advance rate. In addition, governmental bodies may impose regulatory fines or penalties as a result of our foreclosure processes or impose additional requirements or restrictions on such activities which could increase our operating expenses. Increases in the amount of advances and the length of time to recover advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for advances would lead to increased borrowings, reduced cash and higher interest expense which could negatively impact our liquidity and profitability.

Ocwen has been a party to loan sales and securitizations dating back to the 1990s. The majority of securities issued in these transactions has been retired and are not subject to putback risk. There is one remaining securitization with an original UPB of approximately $200,000 where Ocwen provided representations and warranties and the loans were originated in the last decade. Ocwen performed due diligence on each of the loans included in this securitization. The outstanding UPB of this securitization was $58,132 at December 31, 2010 and outstanding notes were $59,007. Ocwen is not aware of any inquiries or claims regarding loan putbacks for any transaction where we made representations and warranties. We do not expect loan putbacks to result in any material change to our financial position, operating results or liquidity.

Commitments and Other

    We lease certain of our premises and equipment under capital leases and non-cancelable operating leases with terms expiring through 2018 exclusive of renewal option periods. Our annual aggregate minimum rental commitments under these leases are summarized as follows:

	Capital	Operating
2011	$126	$5,603
2012	164	4,626
2013	168	4,771
2014	186	880
2015	48	595
Thereafter	—	1,605
Total minimum lease payments	692	$18,080
Amount representing interest	(167)
Present value of minimum lease payments	$525

    As disclosed in Note 11, in connection with the HomEq Acquisition we assumed the obligation for the lease agreements associated with the former HomEq facilities located in Raleigh, North Carolina and Sacramento, California. Although these agreements expire in 2017 and 2018, respectively, we have exercised our option to terminate the leases effective in 2013. The rental commitments in the table above for operating leases include the remaining monthly payments and the early termination penalties due through the early termination dates in 2013 for these leases. These amounts total $2,605, $2,668 and $3,579 for 2011, 2012 and 2013, respectively.

    In December 2010, we entered into an agreement with Altisource to sublease of 2,094 square feet of space as our principal executive office in Atlanta, Georgia. Under the terms of the agreement, Ocwen is responsible for monthly base rent of $3 plus a proportionate amount of maintenance costs and other shared services. The sublease is in effect through October 2014.

    We converted rental commitments for our facilities outside the United States of America to U.S. dollars using exchange rates in effect at December 31, 2010. Rent expense for 2010, 2009 and 2008 was $12,315, $6,156 and $7,815, respectively.

NOTE 33	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarters Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenue	$113,273	$95,569	$75,953	$75,586
Operating expenses (1)(2)	63,265	93,374	44,658	35,177
Income from operations	50,008	2,195	31,295	40,409
Other expense	(34,849)	(22,907)	(18,033)	(8,964)
Income (loss) from continuing operations before income taxes	15,159	(20,712)	13,262	31,445
Income tax expense (benefit)	5,235	(7,487)	(2,777)	10,574
Income (loss) from continuing operations	9,924	(13,225)	16,039	20,871
Income from discontinued operations, net of taxes	—	4,383	—	—
Net income (loss)	9,924	(8,842)	16,039	20,871
Net loss (income) attributable to non-controlling interests	(3)	7	(1)	(11)
Net income (loss) attributable to OCN	$9,921	$(8,835)	$16,038	$20,860

Basic earnings per share:
Income (loss)from continuing operations	$0.10	$(0.13)	$0.16	$0.21
Income from discontinued operations	—	0.04	—	—
Net income (loss) attributable to OCN	$0.10	$(0.09)	$0.16	$0.21

Diluted earnings per share:
Income (loss) from continuing operations	$0.09	$(0.13)	$0.15	$0.20
Income from discontinued operations	—	0.04	—	—
Net income (loss) attributable to OCN	$0.09	$(0.09)	$0.15	$0.20

(1)
As a result of the HomEq Acquisition, we incurred non-recurring costs of $52,603 during 2010, including $1,250, $33,901 and $17,452 in the second, third and fourth quarters, respectively. See Note 2 for additional information on the HomEq Acquisition.

(2)
In connection with litigation matters, we established $24,166 of additional reserves in 2010, including $5,163 in the second quarter, $18,413 in the third quarter and $590 in the fourth quarter. See Note 32 for additional information on litigation.

	Quarters Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Revenue (1)	$72,748	$84,211	$109,179	$114,590
Operating expenses (2)	36,506	54,232	72,650	72,266
Income from operations	36,242	29,979	36,529	42,324
Other expense	(16,048)	(6,521)	(10,184)	(19,060)
Income from continuing operations before income taxes	20,194	23,458	26,345	23,264
Income tax expense (benefit) (2)	13,307	65,294	9,472	8,037
Income (loss) from continuing operations	6,887	(41,836)	16,873	15,227
Income (loss) from discontinued operations, net of taxes	2,488	(231)	1,052	(188)
Net income (loss)	9,375	(42,067)	17,925	15,039
Net loss (income) attributable to non-controlling interests	14	36	(95)	70
Net income (loss) attributable to OCN	$9,389	$(42,031)	$17,830	$15,109

Basic earnings per share
Income (loss) from continuing operations	$0.07	$(0.51)	$0.25	$0.24
Income from discontinued operations	0.02	—	0.01	—
Net income (loss) attributable to OCN	$0.09	$(0.51)	$0.26	$0.24

Diluted earnings per share
Income (loss) from continuing operations	$0.07	$(0.51)	$0.24	$0.24
Income from discontinued operations	0.02	—	0.02	—
Net income (loss) attributable to OCN	$0.09	$(0.51)	$0.26	$0.24

(1)
Effective August 10, 2009, we completed the Altisource Separation after which our consolidated results of operations no longer included the results of our OS line of business. Excluding intrasegment and intersegment revenues and expenses that are eliminated in consolidation and the results of BMS and GSS, the OS line of business generated $106,257 of revenues and $91,847 of operating expenses in 2009. See Note 1 for additional information on the Separation.

(2)	As a result of the Separation, we recorded additional income tax expense of $52,047 in 2009, including $50,631 in the third quarter and $1,416 in the fourth quarter.

NOTE 34	SUBSEQUENT EVENTS

    On January 8, 2011, we prepaid $67,500 of the $197,500 balance outstanding under the senior secured term loan. On February 9, 2011 we prepaid an additional $95,000. Following these payments, the remaining principal balance of the senior secured term loan is $35,000. We are required to repay the principal amount in consecutive quarterly installments of $8,750. Unamortized debt discount of $5,632 and unamortized debt issuance costs of $8,604 at December 31, 2010 are being amortized over the expected remaining life of the loan. See Note 16 for additional information regarding the terms of this loan.

    On February 17, 2011, the lender agreed to extend by one year to February 16, 2012 the scheduled amortization date of our match funded facility with a $300,000 maximum borrowing capacity (Variable Funding Note Series 2009-1). See Note 14 for additional information regarding the terms of this borrowing.