Form 10-Q
period 2011-03-31
OCWEN FINANCIAL CORP
filed 2011-05-05
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

2002 Summit Boulevard, 6th Floor, Atlanta, Georgia 30319
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
Yes ☐   No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of April 29, 2011: 100,937,283 shares.

OCWEN FINANCIAL CORPORATION

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this report, including, without limitation, statements regarding our financial position, business strategy and other plans and objectives for our future operations, are forward-looking statements.

These forward-looking statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance as they are subject to certain assumptions, inherent risks and uncertainties in predicting future results. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•	our sources of liquidity, our ability to fund and recover advances, repayment of borrowings, compliance with debt covenants and the adequacy of financial resources;

•	servicing portfolio characteristics, including prepayment speeds, float balances, delinquency and advances rates;

•	our ability to grow or otherwise adapt our business, including the availability of new servicing opportunities and joint ventures;

•	our ability to reduce our cost structure;

•	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;

•	our reserves, valuations, provisions and anticipated realization on assets;

•	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;

•	our credit and servicer ratings and other actions from various rating agencies;

•	uncertainty related to general economic and market conditions, delinquency rates, home prices and real-estate owned disposition timelines;

•	uncertainty related to the actions of loan owners, including mortgage-backed securities investors, regarding loan putbacks or legal actions;

•
uncertainty related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs or delays or moratoria in the future or claims pertaining to past practices;

•	uncertainty related to litigation or dispute resolution and inquiries from government agencies into past servicing and foreclosure practices; and

•	uncertainty related to legislation, regulations, regulatory agency actions, government programs and policies, industry initiatives and evolving best servicing practices.

Further information on the risks specific to our business is detailed within this report and our other reports and filings with the Securities and Exchange Commission (SEC) including our Annual Report on Form 10-K for the year ended December 31, 2010 and our current reports on Form 8-K. Forward-looking statements speak only as of the date they were made and should not be relied upon. Ocwen Financial Corporation undertakes no obligation to update or revise forward-looking statements.

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31, 2011	December 31, 2010
Assets
Cash	$129,087	$127,796
Restricted cash – for securitization investors	1,005	727
Loans held for resale, at lower of cost or fair value	25,153	25,803
Advances	174,842	184,833
Match funded advances	1,639,811	1,924,052
Loans, net – restricted for securitization investors	65,112	67,340
Mortgage servicing rights	184,571	193,985
Receivables, net	50,279	69,518
Deferred tax assets, net	137,551	138,716
Goodwill	12,810	12,810
Premises and equipment, net	5,110	5,475
Investments in unconsolidated entities	11,588	12,072
Other assets	128,868	158,282
Total assets	$2,565,787	$2,921,409

Liabilities and Equity
Liabilities
Match funded liabilities	$1,289,129	$1,482,529
Secured borrowings – owed to securitization investors	60,841	62,705
Lines of credit and other secured borrowings	77,710	246,073
Servicer liabilities	2,067	2,492
Debt securities	82,554	82,554
Other liabilities	123,019	140,239
Total liabilities	1,635,320	2,016,592

Commitments and Contingencies (Note 20)

Equity
Ocwen Financial Corporation stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 100,937,283 and 100,726,947 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,009	1,007
Additional paid-in capital	468,963	467,500
Retained earnings	467,530	445,456
Accumulated other comprehensive loss, net of income taxes	(7,281)	(9,392)
Total Ocwen Financial Corporation stockholders’ equity	930,221	904,571
Non-controlling interest in subsidiaries	246	246
Total equity	930,467	904,817
Total liabilities and equity	$2,565,787	$2,921,409

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

For the three months ended March 31,	2011	2010
Revenue
Servicing and subservicing fees	$102,505	$66,480
Process management fees	7,796	7,906
Other revenues	705	1,200
Total revenue	111,006	75,586

Operating expenses
Compensation and benefits	14,787	12,777
Amortization of mortgage servicing rights	8,923	6,375
Servicing and origination	1,922	591
Technology and communications	6,872	5,664
Professional services	2,384	3,255
Occupancy and equipment	4,130	4,446
Other operating expenses	2,181	2,069
Total operating expenses	41,199	35,177

Income from operations	69,807	40,409

Other income (expense)
Interest income	2,169	3,645
Interest expense	(37,543)	(12,471)
Gain on trading securities	—	765
Loss on loans held for resale, net	(904)	(1,038)
Equity in earnings of unconsolidated entities	130	735
Other, net	830	(600)
Other expense, net	(35,318)	(8,964)

Income before income taxes	34,489	31,445
Income tax expense	12,425	10,574
Net income	22,064	20,871
Net loss (income) attributable to non-controlling interest in subsidiaries	10	(11)
Net income attributable to Ocwen Financial Corporation	$22,074	$20,860

Earnings per share attributable to Ocwen Financial Corporation
Basic	$0.22	$0.21
Diluted	$0.21	$0.20

Weighted average common shares outstanding
Basic	100,762,446	99,975,881
Diluted	107,777,775	107,324,415

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

For the three months ended March 31,	2011	2010

Net income	$22,064	$20,871

Other comprehensive income (loss), net of income taxes:

Unrealized foreign currency translation income (loss ) arising during the period (1)	20	(70)

Change in deferred loss on cash flow hedges arising during the period (2)	1,945	—
Reclassification adjustment for losses on cash flow hedges included in net income (3)	155	—
Net change in deferred loss on cash flow hedges	2,100	—

Other (4)	1	—

Total other comprehensive income (loss), net of income taxes	2,121	(70)

Comprehensive income	24,185	20,801

Comprehensive loss attributable to non-controlling interests	—	8

Comprehensive income attributable to Ocwen Financial Corporation	$24,185	$20,809

(1)	Net of income tax (expense) benefit of $(13) and $30 for the three months ended March 31, 2011 and 2010, respectively.

(2)	Net of income tax expense of $1,073 for the three months ended March 31, 2011.

(3)	Net of income tax expense of $88 for the three months ended March 31, 2011.

(4)	Net of income tax expense of $1 for the three months ended March 31, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands)

	OCN Shareholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Loss,	Non-controlling Interest in
	Shares	Amount	Capital	Earnings	Net of Taxes	Subsidiaries	Total

Balance at December 31, 2010	100,726,947	$1,007	$467,500	$445,456	$(9,392)	$246	$904,817
Net income (loss)	—	—	—	22,074	—	(10)	22,064
Exercise of common stock options	210,336	2	577	—	—	—	579
Equity-based compensation	—	—	886	—	—	—	886
Other comprehensive income, net of income taxes	—	—	—	—	2,111	10	2,121
Balance at March 31, 2011	100,937,283	$1,009	$468,963	$467,530	$(7,281)	$246	$930,467

	OCN Shareholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Loss,	Non-controlling Interest in
	Shares	Amount	Capital	Earnings	Net of Taxes	Subsidiaries	Total

Balance at December 31, 2009	99,956,833	$1,000	$459,542	$405,198	$(129)	$252	$865,863
Adoption of ASC 810 (FASB Statement No. 167), net of tax	—	—	—	2,274	—	—	2,274
Net income	—	—	—	20,860	—	11	20,871
Exercise of common stock options	207,775	2	959	—	—	—	961
Equity-based compensation	—	—	948	—	—	—	948
Other comprehensive loss, net of income taxes	—	—	—	—	(51)	(19)	(70)
Balance at March 31, 2010	100,164,608	$1,002	$461,449	$428,332	$(180)	$244	$890,847

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the three months ended March 31,	2011	2010
Cash flows from operating activities
Net income	$22,064	$20,871
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage servicing rights	8,923	6,375
Amortization of debt discount	6,046	1,146
Amortization of debt issuance costs – senior secured term loan	7,771	—
Depreciation	750	397
Reversal of valuation allowance on mortgage servicing assets	(214)	(723)
Gain on trading securities	—	(765)
Loss on loans held for resale, net	904	1,038
Equity in earnings of unconsolidated entities	(130)	(735)
Gain on extinguishment of debt	(1,246)	(146)
(Increase) decrease in deferred tax assets, net	(10)	19,102
Net cash provided by trading activities	—	123,193
Net cash provided by loans held for resale activities	233	454
Changes in assets and liabilities:
Decrease in advances and match funded advances	294,180	71,643
Decrease in receivables and other assets, net	38,393	13,033
Decrease in servicer liabilities	(425)	(17,421)
Decrease in other liabilities	(11,549)	(14,826)
Other, net	2,363	3,359
Net cash provided by operating activities	368,053	225,995

Cash flows from investing activities
Distributions of capital from unconsolidated entities	1,458	1,201
Investment in unconsolidated entity – Correspondent One S.A.	(1,025)	—
Additions to premises and equipment	(385)	(1,600)
Proceeds from sales of real estate	230	822
(Increase) decrease in restricted cash – for securitization investors	(278)	377
Principal payments received on loans – restricted for securitization investors	1,501	1,324
Net cash provided by investing activities	1,501	2,124

Cash flows from financing activities
(Repayment of) proceeds from match funded liabilities	(193,400)	90,794
Repayment of secured borrowings – owed to securitization investors	(1,864)	(3,055)
Proceeds from lines of credit and other secured borrowings	—	74,953
Repayment of lines of credit and other secured borrowings	(173,163)	(13,400)
Repayment of investment line	—	(156,968)
Repurchase of debt securities	—	(11,589)
Exercise of common stock options	836	871
Other	(672)	(631)
Net cash used by financing activities	(368,263)	(19,025)

Net increase in cash	1,291	209,094
Cash at beginning of period	127,796	90,919
Cash at end of period	$129,087	$300,013

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

At March 31, 2011, Ocwen owned all of the outstanding stock of its primary subsidiaries: OLS, Ocwen Financial Solutions, Private Limited (OFSPL) and Investors Mortgage Insurance Holding Company. OCN also holds a 25% interest in Ocwen Structured Investments, LLC (OSI) and an approximate 25% interest in Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO). In March 2011, Ocwen and Altisource Portfolio Solutions S.A. (Altisource) each acquired a 50% equity interest in a newly formed entity, Correspondent One S.A. (Correspondent One).

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2011. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly significant relate to our fair value measurements, the provision for potential estimates that may arise from litigation proceedings, the amortization of mortgage servicing rights (MSRs) and the valuation of goodwill and deferred tax assets.

Principles of Consolidation

Our financial statements include the accounts of Ocwen and its majority-owned subsidiaries. We apply the equity method of accounting to investments when the entity is not a variable interest entity (VIE), and we are able to exercise significant influence, but not control, over the policies and procedures of the entity but own 50% or less of the voting securities. We account for our investments in OSI, ONL, OREO and Correspondent One using the equity method. We have eliminated intercompany accounts and transactions in consolidation.

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

Securitizations or Asset Backed Financing Arrangements

Ocwen or its subsidiaries have been a transferor in connection with a number of securitizations or asset-backed financing arrangements. We have continuing involvement with the financial assets of eight of the securitizations and four of the asset-backed financing arrangements. We also hold residual interests in and are the servicer for three securitizations where we were not a transferor.

We have aggregated these securitizations and asset-backed financing arrangements into two groups: (1) securitizations of residential mortgage loans and (2) financings of advances on loans serviced for others.

Securitizations of Residential Mortgage Loans. In prior years, we securitized residential mortgage loans using certain trusts. These transactions were accounted for as sales even though we continued to be involved with the trusts, typically by acting as the servicer or sub-servicer for the loans held by the trust and by retaining a beneficial ownership interest in the trust. The beneficial interests we held consisted of both subordinate and residual securities that were either retained at the time of the securitization or subsequently acquired.

For four of these trusts, we have determined that our involvement represents a variable interest and that we are the primary beneficiary. We have included these four trusts in our consolidated financial statements. Our involvement with each of the remaining trusts does not represent a variable interest, and therefore, we exclude them from our consolidated financial statements.

We have determined that Ocwen is the primary beneficiary of the four consolidated securitization trusts because:

1.	as the servicer we have the right to direct the activities that most significantly impact the economic performance of the trusts through our ability to manage the delinquent assets of the trusts, and

2.
as holder of all or a portion of the residual tranches of the securities issued by the trust, we have the obligation to absorb losses of the trusts, to the extent of the value of our investment, and the right to receive benefits from the trust, both of which could potentially be significant to the trusts.

For the three months ended March 31, 2011 and 2010, the four consolidated trusts generated income (loss) from continuing operations of $(219) and $343, respectively. See Note 6 and Note 11 for additional information regarding Loans – restricted for securitization investors and Secured borrowings – owed to securitization investors.

The following table presents a summary of the involvement of Ocwen with unconsolidated securitization trusts and summary financial information for the trusts where we are the transferor and hold beneficial interests. Although we are the servicer for these trusts, the residual interests that we hold in these entities have no value and no potential return of significant cash flows. As a result, we are not exposed to loss from these holdings. Further, since our valuation of the residual interest is based on anticipated cash flows, we are unlikely to receive any future benefits from our residual interests in these trusts.

For the three months ended March 31,	2011	2010
Total servicing and subservicing fee revenues	$843	$951

	As of
	March 31, 2011	December 31, 2010

Total servicing advances	$14,996	$16,886
Total mortgage servicing rights at amortized cost	1,289	1,330

With regard to both the consolidated and the unconsolidated securitization trusts, we have no obligation to provide financial support to the trusts and have provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. Our exposure to loss as a result of our continuing involvement is limited to the carrying values of our investments in the residual and subordinate securities of the trusts, our mortgage servicing rights that are related to the trusts and our advances to the trusts. We consider the probability of loss arising from our advances to be remote because of their position ahead of most of the other liabilities of the trusts. At March 31, 2011 and December 31, 2010, our investment in the securities of the trusts was $2,660 and $2,691, respectively, all of which is eliminated in consolidation. See Note 4, Note 5 and Note 7 for additional information regarding Advances, Match funded advances and Mortgage servicing rights.

Financings of Advances on Loans Serviced for Others. Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. These SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of five advance facility agreements, one of which we terminated in December 2010. These transfers do not qualify for sales accounting because we retain control over the transferred assets. As a result, we account for these transfers as financings and classify the transferred advances on our Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. Collections on the advances pledged to the SPEs are used to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations under the securitization documents of one of the entities, Ocwen Servicer Advance Funding (Wachovia), LLC (OSAFW). The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period on June 30, 2011. As of March 31, 2011, OSAFW had $234,327 of notes outstanding.

The following table summarizes the assets and liabilities of the SPEs formed in connection with our match funded advance facilities, at the dates indicated:

	March 31, 2011	December 31, 2010
Match funded advances	$1,639,811	$1,924,052
Other assets	85,765	103,448
Total assets	$1,725,576	$2,027,500

Match funded liabilities	$1,289,129	$1,482,529
Due to affiliates (1)	236,512	262,900
Other liabilities	2,441	2,890
Total liabilities	$1,528,082	$1,748,319

(1)	Amounts are payable to Ocwen and its consolidated affiliates and eliminated in consolidation.

Reclassification

Within the operating activities section of the Consolidated Statement of Cash Flows for 2010, we reclassified the $1,146 adjustment for amortization of the discount on the fee reimbursement advance borrowing from the Decrease in other liabilities line item to Amortization of debt discount, to conform to the 2011 presentation. Also within the operating activities section, we reclassified the $146 gain on extinguishment of debt from Other, net to the new line item, Gain on extinguishment of debt, to conform to the 2011 presentation.

NOTE 2	RECENT ACCOUNTING PRONOUNCEMENTS

ASU No. 2010-06 (ASC 820, Fair Value Measurements and Disclosures): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revised two disclosure requirements concerning fair value measurements and clarified two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross rather than net basis. The amendments also clarified that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. These new disclosure requirements became effective for our financial statements for the period ended June 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which became effective for the period ended March 31, 2011. See Note 3 for our fair value disclosures related to financial instruments.

ASU No. 2010-20 (ASC 310, Receivables): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This standard outlines specific disclosures required for the allowance for credit losses and all financing receivables. A financing receivable is defined as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position and includes instruments such as certain trade receivables, notes receivable and lease receivables as well as mortgage loans, auto loans, credit card loans and other consumer or commercial lending agreements.

The standard requires disclosure of disaggregated information for both the finance receivables and the related allowance for credit losses and introduces two defined terms that govern the level of disaggregation. These terms include “portfolio segment” and “class” of financing receivable. A portfolio segment is the level at which an entity determines its allowance for credit losses, such as by type of receivable, industry or risk. A class of financing receivable is defined as a group of finance receivables determined based on their initial measurement attribute, risk characteristics and an entity’s method for monitoring and assessing credit risk. The disclosure requirements specifically do not apply to trade receivables with contractual maturities of one year or less that arose from the sale of goods or services, except for credit card receivables. The disclosure requirements do not apply to mortgage banking activities, including the long-term servicing of loans. In addition, certain disclosures are not required for receivables measured at the lower of cost or market.

The new guidance requires an entity to provide the extensive disclosures or information for the reporting periods presented both for information as of the end of a reporting period and for activity that occurred during the period.

Disclosures of information as of the end of a reporting period became effective for our financial statements for the year ended December 31, 2010. The disclosures about activity that occurred during a reporting period, such as the allowance rollforward and modification disclosures became effective for our financial statements for the interim period beginning January 1, 2011. Our adoption of this standard did not have a material effect on our financial position or results of operations.

See Note 8 for our disclosures related to receivables.

ASU 2010-28 (ASC 350, Intangibles – Goodwill and Other): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. For those reporting units, Step 2 of the goodwill impairment test is required if it is more likely than not that a goodwill impairment exists. This update became effective for our financial statements for the interim period beginning January 1, 2011. Our adoption of this standard did not have a material effect on our financial position or results of operations. Our recognized goodwill relates to our September 1, 2010 acquisition (the “HomEq Acquisition”) of the U.S. non-prime mortgage servicing business of Barclays Bank PLC and is included in the Servicing segment, which does not have a negative or zero carrying value.

NOTE 3	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and the estimated fair values of our financial instruments are as follows at the dates indicated:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for resale	$25,153	$25,153	$25,803	$25,803
Loans, net – restricted for securitization investors	65,112	62,728	67,340	64,795
Advances	1,814,653	1,814,653	2,108,885	2,108,885
Receivables, net	50,279	50,279	69,518	69,518
Financial liabilities:
Match funded liabilities	$1,289,129	$1,292,417	$1,482,529	$1,486,476
Lines of credit and other secured borrowings	77,710	68,312	246,073	252,722
Secured borrowings – owed to securitization investors	60,841	60,069	62,705	62,105
Servicer liabilities	2,067	2,067	2,492	2,492
Debt securities	82,554	80,245	82,554	75,325
Derivative financial instruments, net	$(12,397)	$(12,397)	$(15,351)	$(15,351)

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

The three broad categories are:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3:	Unobservable inputs for the asset or liability.

Where available, we utilize quoted market prices or observable inputs rather than unobservable inputs to determine fair value. We classify assets in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table presents assets and liabilities measured at fair value categorized by input level within the fair value hierarchy:

	Carrying value	Level 1	Level 2	Level 3
At March 31, 2011:
Measured at fair value on a recurring basis:
Derivative financial instruments, net (1)	$(12,397)	—	—	$(12,397)
Measured at fair value on a non-recurring basis:
Loans held for resale (2)	25,153	—	—	25,153
Mortgage servicing rights (3)	342	—	—	342

At December 31, 2010:
Measured at fair value on a recurring basis:
Derivative financial instruments, net (1)	$(15,351)	—	—	$(15,351)
Measured at fair value on a non-recurring basis:
Loans held for resale (2)	25,803	—	—	25,803
Mortgage servicing rights (3)	334	—	—	334

(1)
The derivative financial instruments are not exchange-traded and therefore quoted market prices or other observable inputs are not available. Fair value is based on estimates provided by third-party pricing sources. See Note 14 for additional information on our derivative financial instruments.

(2)
Loans held for resale are reported at the lower of cost or fair value. The fair value of loans for which we do not have a firm commitment to sell is based upon a discounted cash flow analysis with the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. Significant assumptions include collateral and loan characteristics, prevailing market conditions and the creditworthiness of the borrower. All loans held for resale were measured at fair value because the cost exceeded the estimated fair value. At March 31, 2011 and December 31, 2010, the carrying value of loans held for resale is net of a valuation allowance of $14,528 and $14,611, respectively. Current market illiquidity has reduced the availability of observable pricing data. Consequently, we classify loans within Level 3 of the fair value hierarchy.

(3)
Balances represent the carrying value of the impaired stratum of MSRs, net of a valuation allowance of $2,650 and $2,864 at March 31, 2011 and December 31, 2010, respectively. The estimated fair value exceeded amortized cost for all other strata. See Note 7 for additional information on MSRs, including significant assumptions used in their valuation.

The following tables present a reconciliation of the changes in fair value of our Level 3 assets that we measure at fair value on a recurring basis:

Three months ended March 31, 2011:	Derivative Financial Instruments

Beginning balance	$(15,351)

Purchases, issuances, sales and settlements:
Purchases	—
Issuances	—
Sales	—
Settlements	46
46

Total realized and unrealized gains and (losses) (1):
Included in Other, net	(353)
Included in Other comprehensive income	3,261
2,908

Transfers in and / or out of Level 3	—
Ending balance	$(12,397)

		Trading Securities
Three months ended March 31, 2010:	Derivative Financial Instruments	Auction Rate Securities	Subordinates and Residuals	Total

Beginning balance	$(45)	$247,464	$59	$247,478

Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	(29,848)	—	(29,848)
Settlements	—	(93,345)	—	(93,345)
	—	(123,193)	—	(123,193)

Total realized and unrealized gains and (losses) (1):
Included in Gain on trading securities	—	765	—	765
Included in Other, net	(435)	—	—	(435)
	(435)	765	—	330

Transfers in and / or out of Level 3	—	—	—	—
Ending balance	$(480)	$125,036	$59	$124,615

(1)
Total net gains on trading securities for the first three months of 2010 include unrealized gains of $1,022 on auction rate securities held at March 31, 2010. The total net losses attributable to derivative financial instruments for three months ended March 31, 2011 and March 31, 2010 were comprised exclusively of losses on derivatives held at March 31, 2011 and March 31, 2010.

NOTE 4	ADVANCES

Advances, representing payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	March 31, 2011	December 31, 2010
Servicing:
Principal and interest	$77,889	$82,060
Taxes and insurance	55,089	49,785
Foreclosure and bankruptcy costs	23,000	27,163
Other	14,746	21,701
	170,724	180,709
Corporate Items and Other	4,118	4,124
	$174,842	$184,833

Servicing advances of $66,606 and $75,489 were pledged as collateral under the term reimbursement advance borrowing as of March 31, 2011 and December 31, 2010, respectively.

NOTE 5	MATCH FUNDED ADVANCES

Match funded advances on residential loans we service for others, as more fully described in Note 1—Principles of Consolidation-Financings of Advances on Loans Serviced for Others, are comprised of the following at the dates indicated:

	March 31, 2011	December 31, 2010
Principal and interest	$736,178	$947,990
Taxes and insurance	623,553	684,928
Foreclosure and bankruptcy costs	128,721	140,181
Real estate servicing costs	118,148	116,064
Other	33,211	34,889
	$1,639,811	$1,924,052

NOTE 6	LOANS – RESTRICTED FOR SECURITIZATION INVESTORS

Loans – restricted for securitization investors are held by four securitization trusts that we include in our consolidated financial statements, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. Loans – restricted for securitization investors consisted of the following at:

	March 31, 2011	December 31, 2010
Single family residential loans (1)	$67,649	$69,718
Allowance for loans losses	(2,537)	(2,378)
	$65,112	$67,340

(1)	Includes nonperforming loans of $13,773 and $12,933 at March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011, the trusts held 1,550 loans that are secured by first or second liens on one- to four-family residential properties. These loans have a weighted average coupon rate of 9.35% and a weighted average remaining life of 134 months.

NOTE 7	MORTGAGE SERVICING RIGHTS

Servicing Assets. The following table summarizes the activity in the carrying value of residential servicing assets for the three months ended March 31, 2011:

Balance at December 31, 2010	$193,985
Purchases	—
Servicing transfers and adjustments	(4)
Decrease in impairment valuation allowance	214
Amortization (1)	(9,624)
Balance at March 31, 2011	$184,571

(1)
During the first three months of 2011 and 2010, amortization of servicing liabilities exceeded the amount of charges we recognized to increase servicing liability obligations by $701 and $400, respectively. Amortization of mortgage servicing rights of $8,923 and $6,375 for these periods is reported net of these amounts in our Consolidated Statement of Operations.

The following table presents the composition of our servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents purchased mortgage servicing rights while subservicing generally represents all other mortgage servicing rights.

	Residential	Commercial	Total
UPB of Assets Serviced:
March 31, 2011:
Servicing	$48,874,298	$—	$48,874,298
Subservicing (1)	21,668,663	388,514	22,057,177
	$70,542,961	$388,514	$70,931,475
December 31, 2010:
Servicing	$51,252,380	$—	$51,252,380
Subservicing (1)	22,634,011	434,305	23,068,316
	$73,886,391	$434,305	$74,320,696

(1)	Residential subservicing includes non-performing loans serviced for Freddie Mac.

MSRs are an intangible asset representing the right to service a portfolio of mortgage loans. We generally obtain MSRs by purchasing them from the owners of the mortgage loans. Residential assets serviced consist principally of mortgage loans, primarily subprime, but also include foreclosed real estate. Commercial assets serviced consist of foreclosed real estate. Assets serviced for others are not included on our Consolidated Balance Sheet.

Custodial accounts, which hold funds representing collections of principal and interest we receive from borrowers, are escrowed with an unaffiliated bank and excluded from our Consolidated Balance Sheet. Custodial accounts amounted to approximately $342,100 and $320,300 at March 31, 2011 and December 31, 2010, respectively.

Valuation Allowance for Impairment. During 2008, we established a valuation allowance for impairment of $3,624 on the high-loan-to-value stratum of our mortgage servicing rights as the estimated fair value was less than the carrying value. Changes in the valuation allowance for impairment are reflected in Servicing and origination expenses in our Consolidated Statement of Operations. Net of the current valuation allowance of $2,650, the carrying value of this stratum was $342 at March 31, 2011. For all other strata, the fair value was above the carrying value at March 31, 2011.

The estimated fair value of residential MSRs at March 31, 2011 and December 31, 2010 was $230,994 and $237,407, respectively. The more significant assumptions used in the March 31, 2011 valuation include prepayment speeds ranging from 13% to 28% (depending on loan type) and 90+ non-performing delinquency rates ranging from 15% to 27% (depending on loan type). Other assumptions include an interest rate of 1-month LIBOR plus 4% for computing the cost of financing advances, an interest rate of 1-month LIBOR for computing float earnings and a discount rate of 20%.

Servicing Liabilities. We recognize a servicing liability for those agreements that are not expected to compensate us adequately for performing the servicing. Servicing liabilities were $2,714 and $3,415 at March 31, 2011 and December 31, 2010, respectively, and are included in Other liabilities.

NOTE 8	RECEIVABLES

Receivables consisted of the following at the dates indicated:

	Receivables	Allowance for Credit Losses	Net
March 31, 2011
Servicing (1)	$46,984	$(242)	$46,742
Affordable housing (2)	6,893	(5,877)	1,016
Due from Altisource (3)	996	—	996
Other	2,812	(1,287)	1,525
	$57,685	$(7,406)	$50,279

December 31, 2010
Servicing (1)	$59,436	$(262)	$59,174
Income taxes receivable	3,620	—	3,620
Affordable housing (2)	6,882	(5,866)	1,016
Due from Altisource (3)	2,445	—	2,445
Other	4,586	(1,323)	3,263
	$76,969	$(7,451)	$69,518

(1)
The balances at March 31, 2011 and December 31, 2010 arise from our Servicing business and primarily include reimbursable expenditures due from investors and amounts to be recovered from the custodial accounts of the trustees.

(2)
The balances at March 31, 2011 and December 31, 2010 primarily represent annual payments to be received through June 2014 for proceeds from sales of investments in affordable housing properties. None of these receivables are delinquent.

(3)	See Note 19 for additional information regarding our relationship with Altisource.

Receivable balances are evaluated individually. The change in the allowance for credit losses for the three months ended March 31, 2011 and the balance of the related receivables at those dates were as follows:

	Affordable Housing	Other	Total

Beginning allowance for credit losses balance	$5,866	$1,323	$7,189
Charge offs	—	—	—
Recoveries	—	(36)	(36)
Provision	11	—	11
Ending allowance for credit losses balance	$5,877	$1,287	$7,164

Ending receivables balance	$6,893	$2,812	$9,705

NOTE 9	OTHER ASSETS

Other assets consisted of the following at the dates indicated:

	March 31, 2011	December 31, 2010
Debt service accounts (1)	$69,566	$86,234
Interest earning collateral deposits (2)	23,510	25,738
Prepaid lender fees and debt issuance costs, net (3)	14,806	22,467
Term note (4)	5,600	5,600
Real estate, net	4,153	4,682
Other	11,233	13,561
	$128,868	$158,282

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

(2)	Includes $14,908 and $18,684 of cash collateral held by the counterparties to certain of our interest rate swap agreements as at March 31, 2011 and December 31, 2010, respectively.

(3)
Costs at March 31, 2011 and December 31, 2010 relate to match funded liabilities and other secured borrowings of the Servicing segment, including the $350,000 senior secured term loan facility. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

(4)
In March 2009, we issued a $7,000 note receivable, maturing on April 1, 2014, in connection with advances funded by the Ocwen Servicer Advance Funding, LLC (OSAF) term note pledged as collateral, as described in Note 12. We receive 1-Month LIBOR plus 300 basis points (bps) under the terms of this note receivable. Under the terms of the note, repayments of $1,400 per year are required beginning April 1, 2010. We are obligated to pay 1-Month LIBOR plus 350 bps under the terms of a five-year note payable to the same counterparty. We do not have a contractual right to offset these payments. This note is performing in accordance with its terms and we have not recognized an allowance for credit allowances at March 31, 2011 or December 31, 2010.

NOTE 10	MATCH FUNDED LIABILITIES

Match funded liabilities, as more fully described in Note 1—Principles of Consolidation – Match Funded Advances on Loans Serviced for Others, are comprised of the following at:

				Unused	Balance Outstanding
			Amortization	Borrowing	March 31,	December
Borrowing Type	Interest Rate	Maturity (1)	Date (1)	Capacity (2)	2011	31, 2010
Advance Receivable Backed Note Series 2009-3 (3)	4.14%	Jul. 2023	Jul. 2012	$—	$210,000	$210,000
Variable Funding Note Series 2009-2 (4)	1-Month LIBOR + 350 bps	Nov. 2023	Nov. 2012	88,000	—	—
Variable Funding Note Series 2009-1 (5)	Commercial paper rate + 200 bps	Feb. 2022	Feb. 2012	249,456	50,544	1,095
Advance Receivable Backed Note Series 2010-1 (3)(6)	3.59%	Sep. 2023	Feb. 2011	—	160,000	200,000
Class A-1 Term Note	Commercial paper rate + 350 bps	Aug. 2043	Aug. 2013	—	555,919	721,000
Class A-2 Variable Funding Note	Commercial paper rate + 350 bps	Aug. 2043	Aug. 2013	200,000	—	—
Class B Term Note	Commercial paper rate + 525 bps	Aug. 2043	Aug. 2013	—	25,872	33,500
Class C Term Note	Commercial paper rate + 625 bps	Aug. 2043	Aug. 2013	—	24,617	31,900
Class D Term Note	1-Month LIBOR + 750 bps	Aug. 2043	Aug. 2013	—	18,991	24,600
Advance Receivable Backed Notes (7)	1-Month LIBOR + 400 bps	Mar. 2020	May 2011	91,141	8,859	10,315
Advance Receivable Backed Notes (7)(8)	1-Month LIBOR + 200 bps	May 2012	May 2011	265,673	234,327	250,119
				$894,270	$1,289,129	$1,482,529

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

(2)	Our unused borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility.

(3)	These notes were issued under the Term Asset-Backed Securities Loan Facility (TALF) program administered by the Federal Reserve Bank of New York.

(4)	Under the terms of the note purchase agreement, the maximum funding obligation will increase from $88,000 to $100,000 in November 2011.

(5)
The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 200 bps. In February 2011, the amortization date was extended to February 2012.

(6)	This note entered into its amortization period in February 2011. The 2010-1 Indenture Supplement provides for scheduled amortization of $40,000 per quarter through January 2012.

(7)	In May 2011, the amortization date was extended to June 30, 2011.

(8)
Under the terms of the facility, we pay interest on drawn balances at 1-Month LIBOR plus 200 bps. In addition, we pay, in twelve monthly installments, a facility fee of 1.30% of the maximum borrowing capacity of $500,000.

NOTE 11	SECURED BORROWINGS – OWED TO SECURITIZATION INVESTORS

Secured borrowings – owed to securitization investors of $60,841 and $62,705 at March 31, 2011 and December 31, 2010, respectively, consist of certificates that represent beneficial ownership interests in four securitization trusts that we include in our consolidated financial statements, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. The holders of these certificates have no recourse against the assets of Ocwen.

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

NOTE 12	LINES OF CREDIT AND OTHER SECURED BORROWINGS

Secured lines of credit from various unaffiliated financial institutions are as follows:

				Unused	Balance Outstanding
				Borrowing	March 31,	December
Borrowings	Collateral	Interest Rate	Maturity	Capacity	2011	31, 2010

Servicing:
Senior secured term loan (1)		1-Month LIBOR + 700 bps with a LIBOR floor of 2% (1)	June 2015	$—	$26,250	$197,500
Fee reimbursement advance	Term note (2)	Zero coupon	March 2014	—	46,754	48,000
Term note (3)	Advances	1-Month LIBOR + 350 basis points	March 2014	—	4,200	5,600
				—	77,204	251,100
Corporate Items and Other
Securities sold under an agreement to repurchase (4)	Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes	(4)	(4)	—	7,261	7,774
					84,465	258,874
Discount (1) (2)				—	(6,755)	(12,801)
				$—	$77,710	$246,073

(1)
On July 29, 2010, we entered into a senior secured term loan facility agreement and borrowed $350,000. The loan was issued with an original issue discount of $7,000 that we are amortizing over the expected life of the loans. The unamortized balance of the discount at March 31, 2011 is $545. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the greatest of (i) the prime rate of Barclays Bank PLC in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR), in each case plus the applicable margin of 6.00% and a floor of 3.00% or (b) 1-Month LIBOR, plus the applicable margin of 7.00% with a 1-Month LIBOR floor of 2.00%. We are required to repay the principal amount in consecutive quarterly installments of $8,750 commencing September 30, 2010, with the balance becoming due on July 29, 2015. Payments in excess of the mandatory quarterly installments also serve to reduce borrowing capacity under this facility, so that capacity always equals the amount outstanding. We have pledged otherwise unencumbered cash, MSRs, advances, receivables, premises and equipment and other assets, excluding interest earning collateral and debt service accounts, as collateral for this loan.

(2)
We have pledged our interest in a $60,000 term note issued by OSAF on March 31, 2009 as collateral for this advance. In turn, we have pledged advances on loans serviced for others as collateral for the OSAF note, similar to match funded advances and liabilities. The fee reimbursement advance is payable annually no later than April 30 in five installments of $12,000. However, under the service agreement that governs this advance, a portion of the annual installment is forgiven if the net written premium by the lender for insurance on serviced loans and real estate exceeds $100,000 during the contract year that ends each March 31. Based on the net written premium for the contract year ended March 31, 2011, the lender forgave $1,246 of the outstanding debt balance. We recognized this gain on the extinguishment of debt in Other income (expense), net. We repaid the remainder of the annual $12,000 installment in April 2011. The advance does not carry a stated rate of interest. However, we are compensating the lender for the advance of funds by forgoing the receipt of fees due from the lender over the five-year term of the advance. Accordingly, we recorded the advance as a zero-coupon bond issued at an initial implied discount of $14,627. We used an implicit market rate of 10.1% to compute the discount that we are amortizing to interest expense over the five-year term of the advance. The unamortized balance of the discount at March 31, 2011 is $6,210.

(3)
This note that was issued by OSAF is secured by advances on loans serviced for others, similar to match funded advances and liabilities. The lender has pledged its interest in this note to us as collateral against the $5,600 term note receivable from the lender that we hold. See Note 9 additional information.

(4)
In August 2010, we obtained financing under a repurchase agreement for the Class A-2 and A-3 notes issued by Ocwen Real Estate Asset Liquidating Trust 2007-1 with a face value of $33,605. This agreement has no stated credit limit and lending is determined for each transaction based on the acceptability of the securities presented as collateral. Borrowings mature and are renewed monthly. The borrowings secured by the Class A-2 notes bear interest at 1-Month LIBOR + 200 basis points and borrowings secured by the Class A-3 notes bear interest at 1-Month LIBOR + 300 basis points.

NOTE 13	OTHER LIABILITIES

Other liabilities were comprised of the following at the dates indicated:

	March 31, 2011	December 31, 2010
Accrued expenses (1)(2)	$51,065	$55,816
Checks held for escheat	18,091	18,087
Derivatives, at fair value	12,497	15,670
Deferred income	9,622	10,394
Accrued interest payable	3,559	4,830
Liability for selected tax items	2,913	2,913
Payable to Altisource (3)	2,899	3,877
Income taxes payable	2,793	—
Servicing liabilities	2,714	3,415
Other (4)	16,866	25,237
	$123,019	$140,239

(1)
The balances at March 31, 2011 and December 31, 2010 include $22,690 and $24,366, respectively, of litigation reserves established primarily in connection with the settlement of one legal proceeding and a judgment in another case. See Note 20 for additional information regarding these cases.

(2)
During 2010, in connection with the HomEq Acquisition, we accrued facility closure costs of $7,794 for the termination of the HomEq office leases effective in 2013 and $32,954 for employee termination benefits. The balances at March 31, 2011 and December 31, 2010 include $7,158 and $7,794, respectively, of lease termination accruals and $232 and $1,332, respectively, of employee termination benefit accruals. The change in the accrual balances is due to payments made, net of $8 of amortization of the discount recorded at the time that the lease termination accrual was established.

(3)	See Note 19 for additional information regarding our relationship with Altisource.

(4)	The balances at March 31, 2011 and December 31, 2010 include $7,645 and $14,943, respectively, due to investors in connection with loans we service under subservicing agreements.

NOTE 14	DERIVATIVE FINANCIAL INSTRUMENTS

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

Foreign Currency Exchange Rate Risk Management

In 2010, we entered into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee (INR) on amounts payable to our India subsidiary, OFSPL. We did not designate these contracts as hedges. We did not renew or replace these contracts upon their expiration in April 2011.

Our operations in Uruguay also expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant.

Interest Rate Management

We include certain securitization trusts in our consolidated financial statements as more fully described in Note 1—Securitizations of Residential Mortgage Loans. As a result, we report the fair value of an interest rate swap that is held by one of the securitization trusts. Under the terms of the swap, the trust pays a fixed rate of 4.935% and receives a variable rate equal to 1-Month LIBOR. The notional amount and fair value of the swap was $8,700 and $(227), respectively, at March 31, 2011. This swap was not designated as a hedge.

In April 2010, we entered into a $250,000 interest rate swap to hedge against the effects of a change in 1-Month LIBOR on borrowing under a $500,000 advance funding facility that carries a variable interest rate. The balance outstanding under this facility at March 31, 2011 was $234,327. Under the terms of the swap, we pay a fixed rate of 2.059% and receive a variable rate equal to 1-Month LIBOR. Settlements under the terms of this swap commenced in August 2010. The notional amount and fair value of the swap was $250,000 and $(6,309), respectively, at March 31, 2011. Projected net settlements for the next twelve months total approximately $3,977 of payments to the counterparty. We designated this swap as a cash flow hedge.

In June 2010, we entered into two interest rate swaps with notional amounts totaling $637,200 to hedge against the effects of changes in the lender’s commercial paper rate and 1-Month LIBOR on borrowings under a second variable-rate advance funding facility. The balance outstanding under this facility at March 31, 2011 was $625,399. Under the terms of the two swaps, we pay fixed rates of 1.575% and 1.5275%, respectively, and receive a variable rate equal to 1-Month LIBOR. Settlements under the terms of these swaps commenced in September 2010. The notional amount and fair value of the swap was $547,327 and $(5,961), respectively, at March 31, 2011. Projected net settlements for the next twelve months total approximately $5,382 of payments to the counterparty. We designated these swaps as cash flow hedges.

The following table summarizes the use of derivatives during the three months ended March 31, 2011:

	Foreign Exchange Forwards	Interest Rate Swaps

Notional balance at December 31, 2010	$6,400	$846,888
Additions	—	—
Maturities	(4,800)	(40,861)
Terminations	—	—
Notional balance at March 31, 2011	$1,600	$806,027

Fair value of derivative assets (liabilities) at (1):
March 31, 2011	$100	$(12,497)
December 31, 2010	$319	$(15,670)

Maturity	April 2011	November 2011 to August 2013

(1)	Derivatives are reported at fair value in Other assets or in Other liabilities.

Net realized and unrealized losses included in Other income (expense), net related to derivative financial instruments that were not designated as hedges were $110 and $435 for the three months ended March 31, 2011 and 2010, respectively. Other income (expense), net for the three months ended March 31, 2011 also includes $243 of unrealized losses arising from ineffectiveness of the interest rate swaps that we designated as cash flow hedges.

Included in Accumulated other comprehensive loss at March 31, 2011 and December 31, 2010, respectively, was $11,174 and $14,435 of deferred unrealized losses, before taxes of $4,036 and $5,196, respectively, on the swaps that we designated as cash flow hedges.

NOTE 15	SERVICING AND SUBSERVICING FEES

We earn fees for providing services to owners of mortgage loans and foreclose real estate. The following table presents the components of servicing and subservicing fees for the three months ended March 31:

	2011	2010
Loan servicing and subservicing fees	$77,437	$45,913
Home Affordable Modification Program (HAMP) fees	8,638	6,453
Late charges	8,544	8,180
Loan collection fees	2,554	2,143
Custodial accounts (float earnings) (1)	539	488
Other	4,793	3,303
	$102,505	$66,480

(1)	For the three months ended March 31, 2010, float earnings included $431 of interest income from our investment in auction rate securities.

NOTE 16	INTEREST EXPENSE

The following table presents the components of Interest expense for each category of our interest-bearing liabilities for the three months ended March 31:

	2011	2010
Match funded liabilities	$20,784	$10,001
Lines of credit and other secured borrowings	15,238	521
Secured borrowings – owed to securitization investors	196	190
Investment line	—	376
Debt securities:
3.25% Convertible Notes	459	459
10.875% Capital Trust Securities	710	822
Other	156	102
	$37,543	$12,471

NOTE 17	BASIC AND DILUTED EARNINGS PER SHARE

Basic EPS excludes common stock equivalents and is calculated by dividing net income (loss) attributable to OCN by the weighted average number of common shares outstanding during the period. We calculate diluted EPS by dividing net income attributable to OCN, as adjusted to add back interest expense net of income tax on the 3.25% Convertible Notes, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and the 3.25% Convertible Notes.

The following is a reconciliation of the calculation of basic EPS to diluted EPS for the three months ended March 31:

	2011	2010
Basic EPS:
Net income attributable to Ocwen Financial Corporation	$22,074	$20,860

Weighted average shares of common stock	100,762,446	99,975,881

Basic EPS	$0.22	$0.21

Diluted EPS:
Net income attributable to Ocwen Financial Corporation	$22,074	$20,860
Interest expense on 3.25% Convertible Notes, net of income tax (1)	293	304
Adjusted net income attributable to Ocwen Financial Corporation	$22,367	$21,164

Weighted average shares of common stock	100,762,446	99,975,881
Effect of dilutive elements:
3.25% Convertible Notes (1)	4,637,224	4,637,224
Stock options (2) (3)	2,378,105	2,705,759
Common stock awards	—	5,551
Dilutive weighted average shares of common stock	107,777,775	107,324,415

Diluted EPS	$0.21	$0.20

Stock options excluded from the computation of diluted EPS:
Anti-dilutive (2)	20,000	12,391
Market-based (3)	1,615,000	1,788,750

(1)
The effect of our 3.25% Convertible Notes on diluted EPS is computed using the if-converted method. Interest expense and related amortization costs applicable to the 3.25% Convertible Notes, net of income tax, are added back to net income. Conversion of the 3.25% Convertible Notes into shares of common stock is assumed for purposes of computing diluted EPS unless the effect would be anti-dilutive. The effect is anti-dilutive whenever interest expense on the 3.25% Convertible Notes, net of income tax, per common share obtainable on conversion exceeds basic EPS.

(2)	These stock options were anti-dilutive because their exercise price was greater than the average market price of our stock.

(3)	Shares that are issuable upon the achievement of certain performance criteria related to OCN’s stock price and an annualized rate of return to investors.

Note 18	BUSINESS SEGMENT REPORTING

Effective January 1, 2011, we realigned our business segments in response to the growth in our core servicing business and the continuing reductions in our equity investments in asset management vehicles and our remaining investments in subprime loans and residual securities. Effective with this realignment, our former Loans and Residuals segment and Asset Management Vehicles segment are included in Corporate Items and Other. Our business segments reflect the internal reporting that we use to evaluate operating performance of products and services and to assess the allocation of our resources. Segment results for prior periods have been restated to conform to the current segment structure.

A brief description of our current business segments is as follows:

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

Corporate Items and Other. We report items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash and certain other corporate expenses in Corporate Items and Other. Debt securities, which are comprised of the 3.25% Convertible Notes and the 10.875% Capital Trust Securities, are also included in Corporate Items and Other.

Effective with the segment realignment discussed above, Corporate Items and Other also includes the former Loans and Residuals segment and the former Asset Management Vehicles segment. The former Loans and Residuals segment included our investments in subprime residential loans held for resale and subprime residual mortgage backed trading securities related to our former subprime loan origination operation and whole loan purchase and securitization activities. The Loans and Residuals segment also included the four loan securitization trusts that we began including in our consolidated financial statements effective January 1, 2010. The former Asset Management Vehicles segment was comprised of our 25% equity investment in OSI and approximately a 25% equity investment in ONL and affiliates. These unconsolidated entities are engaged in the management of residential assets. Other business activities included in Corporate Items and Other that are not considered to be of continuing significance include our affordable housing investment activities.

We allocate interest income and expense to each business segment for funds raised or funding of investments made, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. We also allocate expenses generated by corporate support services to each business segment.

Financial information for our segments is as follows:

	Servicing	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations

For the three months ended March 31, 2011

Revenue (1)(2)	$110,869	$471	$(334)	$111,006
Operating expenses (3)(4)	39,783	1,570	(154)	41,199
Income (loss) from operations	71,086	(1,099)	(180)	69,807
Other income (expense), net:
Interest income	47	2,122	—	2,169
Interest expense (4)	(37,501)	(42)	—	(37,543)
Other (2)	1,148	(1,272)	180	56
Other income (expense), net	(36,306)	808	180	(35,318)
Income (loss) before income taxes	$34,780	$(291)	$—	$34,489

For the three months ended March 31, 2010:

Revenue (1)(2)	$75,453	$536	$(403)	$75,586
Operating expenses (3)(4)	30,787	4,581	(191)	35,177
Income (loss) from operations	44,666	(4,045)	(212)	40,409
Other income (expense), net:
Interest income	62	3,583	—	3,645
Interest expense (4)	(11,137)	(1,334)	—	(12,471)
Other (2)	(1,086)	736	212	(138)
Other income (expense), net	(12,161)	2,985	212	(8,964)
Income (loss) before income taxes	$32,505	$(1,060)	$—	$31,445

Total Assets

March 31, 2011	$2,153,047	$412,740	$—	$2,565,787

December 31, 2010	$2,495,966	$425,443	$—	$2,921,409

March 31, 2010	$1,089,182	$726,277	$—	$1,815,459

(1)	Intersegment revenues are as follows:

	Servicing	Corporate Items and Other	Business Segments Consolidated

For the three months ended March 31, 2011	$300	$34	$334
For the three months ended March 31, 2010	356	47	403

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

(3)	Other income (expense) for the three months ended March 31, 2010 include net gains on auction rate securities of $765 recorded in Corporate Items and Other.

(4)	Depreciation and amortization expense are as follows:

	Servicing	Corporate Items and Other	Business Segments Consolidated
For the three months ended March 31, 2011:
Depreciation expense	$25	$725	$750
Amortization of MSRs	8,923	—	8,923
Amortization of debt discount	6,046	—	6,046
Amortization of debt issuance costs – senior secured term loan	7,771	—	7,771

For the three months ended March 31, 2010:
Depreciation expense	$13	$384	$397
Amortization of MSRs	6,375	—	6,375
Amortization of debt discount	1,146	—	1,146

NOTE 19	RELATED PARTY TRANSACTIONS

On August 10, 2009, we completed the distribution of our Ocwen Solutions line of business, except for BMS Holdings and GSS, via the spin-off of Altisource. Altisource common stock is listed on the NASDAQ market under the ticker symbol “ASPS.” We distributed all of the shares of Altisource common stock to OCN’s shareholders of record as of August 4, 2009 (the Separation). Although Altisource is a separate company from Ocwen after the Separation, Altisource and Ocwen have the same Chairman of the Board, William C. Erbey. As a result, he has obligations to Ocwen as well as to Altisource. Mr. Erbey currently owns approximately 18% of the common stock of Ocwen and owns approximately 23% of the common stock of Altisource.

For purposes of governing certain of the ongoing relationships between Ocwen and Altisource after the Separation, and to provide for an orderly transition to the status of two independent companies, we entered into certain agreements with Altisource. Under these agreements, Altisource and Ocwen provide to each other services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, tax matters, risk management, law, strategic planning, compliance and other areas where we, and Altisource, may need transition assistance and support following the Separation. In addition, Altisource provides certain technology products and support services to us, including the REAL suite of applications that support our Servicing business.

Certain services provided by Altisource under these contracts are charged to the borrower and/or loan investor. Accordingly, such services, while derived from our loan servicing portfolio, are not reported as expenses by Ocwen. These services include residential property valuation, residential property preservation and inspection services, title services and real estate sales.

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

For the three months ended March 31, 2011 and 2010, we generated revenues of $2,906 and $3,192, respectively, under our agreements with Altisource, principally from fees for providing referral services to Altisource. We also incurred expenses of $5,091 and $4,682 during the same periods, respectively, principally for technology products and support services including the REAL suite of products that support our Servicing business. At March 31, 2011, the net payable to Altisource was $1,903.

In December 2010, we entered into an agreement with Altisource to sublease 2,094 square feet of space as our principal executive office in Atlanta, Georgia. Under the terms of the agreement, Ocwen is responsible for monthly base rent of $3 plus a proportionate amount of maintenance costs and other shared services. The sublease is in effect through October 2014.

As disclosed in Note 1, Ocwen and Altisource each acquired a 50% equity interest in Correspondent One in March 2011. See Note 21 regarding our plan to invest additional funds in Correspondent One.

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

In November 2004, a judgment was entered in litigation in federal court in Denver brought by Cartel Asset Management, Inc. (Cartel) against OCN, the Bank and Ocwen Technology Xchange, Inc. (OTX), a subsidiary that has been dissolved. This matter involved allegations of misappropriation of trade secrets and contract-related claims brought by Cartel, a former vendor. In September 2007, the United States Court of Appeals for the Tenth Circuit upheld the judgment against OTX and remanded the case for a retrial on damages against the Bank. The trial court set a date of September 13, 2010 for the retrial against the Bank, as well as OLS and OCN which were added as defendants. Following the retrial on damages, on March 29, 2011, the trial court entered judgment against OLS and the Bank in the amount of $14,574, including actual and punitive damages and prejudgment interest. The judgment was paid in full on May 2, 2011. The only remaining issue in this matter is Cartel’s motion for an award of $2,360 in attorneys’ fees and costs. Ocwen is opposing this motion. At March 31, 2011, an accrual in an amount sufficient to cover both the judgment and our estimate of the likely award of attorneys’ fees and costs is included in Other liabilities on the Consolidated Balance Sheet.

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

Tax Matters

On December 21, 2009, the India tax authorities issued a draft income tax assessment order (the First Order) with respect to assessment year 2006 – 2007. The proposed adjustment would impose upon OFSPL additional tax of INR 41,760 ($935) and interest of INR 18,297 ($410) for the Assessment Year 2006 – 2007 and penalties may be assessed. OCN and OFSPL intend to vigorously contest this Order and any imposition of tax and interest and do not believe they have violated any statutory provision or rule. OFSPL has filed an application with the Dispute Resolution Panel for the First Order. OFSPL received the final assessment order (the Second Order) on November 24, 2010, with a demand of INR 64,085 ($1,435), reflecting tax of INR 41,712 ($934) and interest of INR 22,373 ($501). In response OFSPL petitioned for assistance to be provided by the Competent Authority under the Mutual Agreement Procedures of the U.S./India income tax treaty, furnished a Bank Guarantee for INR 76,754 ($1,719) related to transfer pricing matters, and paid INR 7,647 ($171) towards non-transfer pricing issues on which further appeal is filed. On January 4, 2011, OFSPL received a draft assessment order (the Third Order) with respect to assessment year 2007 – 2008. The proposed adjustment would impose upon OFSPL additional tax of INR 63,885 ($1,431) and interest of INR 28,748 ($644). OFSPL has filed an application with the Dispute Resolution Panel for the Third Order. Due to the uncertainties inherent in the Appeals and Competent Authority processes, OCN and OFSPL cannot currently estimate any additional exposure beyond the amount currently detailed in the Orders. We also cannot predict when these tax matters will be resolved. Competent Authority assistance requests under the Mutual Agreement Procedures should preserve OCN’s right to offset any potential increase in India taxes against OCN’s U.S. taxes.

Correspondent One Commitment

In addition to the amount that we initially invested for a 50% equity interest in Correspondent One, we plan to invest an additional $14,000 that we expect will be funded in May 2011 subject to the approval of our Board of Directors. Correspondent One, which is still in the formation stage, will purchase conforming and government-guaranteed residential mortgages from approved mortgage originators and will resell the mortgages to secondary market investors.

Other Information

In July 2010, OLS received two subpoenas from the Federal Housing Finance Agency (FHFA) as conservator for Freddie Mac and Fannie Mae in connection with ten private label mortgage securitization transactions where Freddie Mac has invested. The transactions include mortgage loans serviced but not originated by OLS or its affiliates. OLS is cooperating with the FHFA’s requests.

On November 24, 2010, OLS received a Civil Investigative Demand from the Federal Trade Commission (FTC) requesting documents and information regarding various servicing activities. OLS is cooperating with the FTC’s request.

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

Ocwen has been a party to loan sales and securitizations dating back to the 1990s. The majority of securities issued in these transactions have been retired and are not subject to putback risk. There is one remaining securitization with an original UPB of approximately $200,000 where Ocwen provided representations and warranties and the loans were originated in the last decade. Ocwen performed due diligence on each of the loans included in this securitization. The outstanding UPB of this securitization was $55,061 at March 31, 2011, and the outstanding balance of the notes was $54,874. Ocwen is not aware of any inquiries or claims regarding loan putbacks for any transaction where we made representations and warranties. We do not expect loan putbacks to result in any material change to our financial position, operating results or liquidity.

NOTE 21	SUBSEQUENT EVENTS

On April 15, 2011, Ocwen entered an agreement to subservice approximately 14,000 non-agency mortgage loans with a UPB of approximately $3,200,000 as of March 31, 2011. The boarding dates are May 2 and 16, 2011. This agreement provides for reimbursement of servicing advances.

In May 2011, the lenders agreed to extend to June 30, 2011 the scheduled amortization date of two of our match funded facilities. See Note 10 for additional information regarding the terms of these borrowings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Share Data and Unless Otherwise Indicated)

INTRODUCTION

The following discussion of our results of operations, change in financial condition and liquidity should be read in conjunction with our Interim Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2010.

OVERVIEW

Strategic Priorities

The long-term success of any mortgage servicer is driven primarily by four criteria:

1.	Access to new servicing business
2.	Cost of servicing
3.	Ability to manage delinquencies and advances
4.	Cost and amount of capital

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

In 2011, we will continue to pursue subservicing transactions, the acquisition of existing servicing portfolios and platforms and special servicing opportunities. We have been able to grow our average residential UPB serviced by 36% annually since the end of 2008 without access to a flow of new business. On flow servicing, we worked with Altisource and its Lenders One business (which generated approximately 6% of new loans originated in the U.S. in 2010) to create a new entity to securitize newly originated loans. In March 2011, Ocwen and Altisource each acquired a 50% equity interest in this new entity, Correspondent One. In addition to the initial investment, Ocwen plans to invest $14,000 in Correspondent One that we expect to be funded in May 2011 subject to the approval of our Board of Directors. We believe that this venture can improve the economics for the members of Lenders One and allow Ocwen to compete for servicing rights that align with our interest in servicing newly originated FHA loans. Should proposed changes in the servicing fee structure for Fannie Mae and Freddie Mac loans be implemented, Ocwen may be able to compete for the servicing of an even broader potential flow of new loans. With our highly automated platform, we can quickly scale our servicing capabilities to handle acquired loan portfolios with only modest additions to infrastructure.

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

●
On May 28, 2010, we entered into an Asset Purchase Agreement pursuant to which OLS agreed to acquire the U.S. non-prime mortgage servicing business of Barclays Bank PLC known as “HomEq Servicing.” The HomEq Acquisition closed on September 1, 2010, and we boarded approximately 134,000 residential loans with an aggregate UPB of approximately $22.4 billion onto Ocwen’s platform.

We will continue in 2011 to roll out new initiatives designed to reduce the cost of servicing and to improve our ability to manage delinquencies and advances. These initiatives will also be designed to improve borrower customer service levels, increase loan modifications and reduce re-defaults on loan modifications. We have already begun rolling out our “Shared Appreciation Modification” which incorporates principal reductions and lower payments for borrowers while still providing some ability for investors to recoup losses if property values increase over time. We also expect to roll out in 2011 our “Appointment Model” approach for communicating with our delinquent borrowers, which will allow borrowers to schedule a time to review their files with a resolution specialist. By allowing both the borrower and the resolution specialist to prepare for discussions in advance, we believe that the Appointment Model approach will be far superior to the two most widely used and widely criticized alternative servicing methods of (i) specifically assigned resolution specialists and (ii) randomly assigned resolution specialists.

Inquiries into servicer foreclosure practices are continuing and bring the possibility of action by state or federal government bodies, regulators or courts that could have an adverse effect on the average foreclosure timeline and increase asset intensity. Through 2010, the average number of days to complete a foreclosure action has extended by 53 days in judicial foreclosure states and 43 days in traditional non-judicial foreclosure states as compared to 2009 and may extend further. Despite this timeline extension, the 90+ non-performing delinquency rate on the Ocwen portfolio, excluding servicing acquired in 2010, has decreased from 18.7% at December 31, 2010 to 17.0% at March 31, 2011. This improvement occurred because fewer loans entered delinquency and because of improved loss mitigation. It is not possible to predict the full financial impact of changes in foreclosure practices, but if the extension of timelines causes delinquency rates to rise, this could lead to a delay in revenue recognition and collections, an increase in operating expenses and an increase in the advance ratio. An increase in the advance ratio would lead to increased borrowings, reduced cash and higher interest expense.

Ocwen is pursuing a strategic opportunity that over time could significantly reduce the amount of capital we require through our relationship with a newly formed entity called Home Loan Servicing Solutions, Ltd. (HLSS). Initially formed by Ocwen’s Chairman, William C. Erbey, HLSS intends to acquire and hold mortgage servicing rights (MSRs) and related advances in a more efficient manner than is currently feasible for Ocwen. HLSS and Ocwen intend to enter into a contract where HLSS will purchase a portfolio of MSRs that Ocwen had acquired in its purchase of the HomEq Servicing business, and HLSS will in turn assume the related match funded liabilities and advancing responsibilities under the HomEq servicing advance facility (the Initial Acquisition).

As part of the Initial Acquisition, which HLSS intends to finance though proceeds from an initial public offering, HLSS also plans to engage Ocwen to subservice the subject MSRs pursuant to a subservicing agreement, and Ocwen will receive a fee for performing this function. We may use this cash in any combination to pay down debt, repurchase stock or purchase additional MSRs. We expect that the reduction in the equity required to run Ocwen’s servicing business will be greater than the reduction in net income, thus improving the return on equity of our servicing business.

HLSS may acquire additional MSRs from and enter into related subservicing arrangements with Ocwen in the future. HLSS may also acquire MSRs from third parties, which could increase the benefit of this strategy to Ocwen by boosting the size of our subservicing portfolio with little or no capital requirement on the part of Ocwen, if HLSS chooses to engage Ocwen as a subservicer on these acquisitions. If HLSS is successful in acquiring all or most of Ocwen’s portfolio of MSRs, Ocwen could evolve over time into a “capital-light” fee-for-service business. Ocwen cannot assure you that it will consummate the sale of MSRs to HLSS, or that HLSS will continue to engage Ocwen as subservicer.

Operating Segments

Effective January 1, 2011, with the growth in our Servicing segment and continuing reductions in the Loans and Residuals and Asset Management Vehicles (AMV) segments, we changed our internal management reporting to focus on the Servicing segment and to include the results for Loans and Residuals and AMVs in Corporate Items and Other. Due to a lack of opportunities to profitably acquire assets, we are allowing the assets of the existing asset management vehicles to run off. The Servicing segment, which comprised nearly 100% of total revenues during the first quarter of 2011, represents our sole reported business segment following the change in our reporting structure. Segment results for prior periods have been restated to conform to the current segment structure.

See the Segment Results and Financial Condition section and Note 18 to the Interim Consolidated Financial Statements for additional financial information regarding our segments.

Operations Summary

The HomEq Acquisition has significantly impacted our consolidated operating results. The operating results of the HomEq Servicing business are included in the Servicing segment since the acquisition on September 1, 2010.

The following table summarizes our consolidated operating results for the three months ended March 31, 2011 and 2010. We have provided a more complete discussion of operating results by line of business in the Segment Results and Financial Condition section.

	For the three months ended March 31,
	2011	2010	% Change
Consolidated:
Revenue	$111,006	$75,586	47%
Operating expenses	41,199	35,177	17
Income from operations	69,807	40,409	73
Other expense, net	(35,318)	(8,964)	294
Income before income taxes	34,489	31,445	10
Income tax expense	12,425	10,574	18
Net income	22,064	20,871	6
Net income (loss) attributable to non-controlling interest in subsidiaries	10	(11)	(191)
Net income attributable to Ocwen	$22,074	$20,860	6

Segment income (loss) before income taxes:
Servicing	$34,780	$32,505	7%
Corporate Items and Other	(291)	(1,060)	(73)
	$34,489	$31,445	10

Three Months Ended March 2011 versus March 2010. Residential servicing fees were higher than the first quarter of 2010 as a result of loan modifications and growth in the Servicing portfolio that included approximately $22.4 billion acquired on September 1, 2010 related to the HomEq Acquisition and $6.9 billion added by the Saxon Acquisition in the second quarter of 2010.

Operating expenses for the first quarter of 2011 increased principally because of the servicing acquisitions which resulted in higher amortization of MSRs and a substantial increase in staffing to service the larger Servicing portfolio. Income from operations increased by $29,398, or 73%, in the first three months of 2011 as compared to 2010.

Other expense, net increased by $26,354 primarily due to $25,414 of interest expense on borrowings related to the HomEq Acquisition. Interest expense for the first quarter of 2011 includes the write-off of $11,886 of unamortized discount and deferred facility costs as the result of the prepayment of $162,500 on the $350,000 senior secured term loan. These write-offs were partially offset by a $2,504 reduction in interest expense on the senior secured term loan as a result of the prepayments.

Change in Financial Condition Summary

The overall decrease in assets of $355,622 or 12% during the first three months of 2011 was principally the result of the following changes:

●	Cash increased by $1,291.

●	Total advances declined by $294,232 due primarily to a reduction in advances acquired in connection with the HomEq Acquisition.

●	MSRs decreased by $9,414 due primarily to amortization expense of $9,624. We did not purchase any servicing assets during the first quarter of 2011.

●
Receivables declined by $19,239 due to declines in amounts to be recovered from custodial accounts of trustees and in income taxes receivable as Ocwen moved to a net tax payable position in the first quarter of 2011.

●
Other assets declined by $29,414 primarily as a result of a $16,668 decrease in debt service accounts and a $7,661 decrease in debt issuance costs related to borrowings incurred in connection with the HomEq Acquisition. As a result of $162,500 of optional principal payments on the $350,000 senior secured term loan during the first quarter, we wrote-off $7,187 of debt issuance costs to interest expense.

Liabilities declined by $381,272 or 19%, primarily because of the following items:

●	Match funded liabilities decreased by $193,400 as a result of repayments in response to the decline in total advances.

●
Lines of credit and other secured borrowings declined by $168,363 primarily due to principal repayments of $171,250 related to the $350,000 senior secured term loan facility that we entered into in connection with HomEq Acquisition, including $162,500 of optional payments. As a result of the optional payments, we wrote-off to interest expense $4,699 of the related discount.

●
Other liabilities declined by $17,220 principally because of a decline in amounts due to investors in connection with subservicing agreements and a decline in the amount of the derivative liabilities that we have recognized on our interest rate swaps. These declines were partly offset by an increase in income taxes payable as Ocwen moved from a net tax receivable to a net tax payable position in 2011.

Liquidity Summary

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of March 31, 2011, as measured by cash and available credit, was $180,272, a decrease of $76,618, or 30%, from December 31, 2010. At March 31, 2011, our cash position was $129,087 compared to $127,796 at December 31, 2010. However, our available credit on collateralized but unused advance financing capacity declined to $51,185 at March 31, 2011 compared to $129,095 at December 31, 2010. The decline in available credit was principally the result of the decline in advances since December 31, 2010, which resulted in a decline in the amount of advances pledged to the advance financing facilities.

Our investment policies emphasize principal preservation by limiting investments to include:

●	Securities issued by the U.S. government, a U.S. agency or a U.S. government-sponsored enterprise
●	Money market mutual funds
●	Money market demand deposits
●	Demand deposit accounts

We regularly monitor and project cash flow timing in connection with our efforts to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on maintaining cash and unused borrowing capacity that is sufficient to meet the needs of the business

At March 31, 2011, $894,270 of our total maximum borrowing capacity remained unused. However, as noted above, the amount of collateral pledged to these facilities limits additional borrowing, and only $51,185 of this amount is readily available. The unused borrowing capacity in the Servicing business may be utilized in the future by pledging additional qualifying collateral to these facilities. We have begun to implement our plan to reduce unused borrowing capacity relative to the current levels of advances and match funded advances to a level that we consider prudent to meet our funding needs for reasonably foreseeable changes in advances in order to reduce interest expense.

Interest Rate Risk Summary

Interest rate risk is a function of (i) the timing and (ii) the dollar amount of assets and liabilities that re-price at various points in time. We are exposed to interest rate risk to the extent that our interest rate sensitive liabilities mature or re-price at different speeds, or different bases, than our interest-earning assets.

We have executed a hedging strategy aimed to largely neutralize the impact of changes in interest rates within a certain time period based on the projected excess of interest rate sensitive liabilities over assets. As of March 31, 2011, the value of our outstanding hedges was similar to the net exposure of projected interest rate sensitive liabilities and interest rate sensitive assets for the next several years. Future variances between the projected excess of interest rate sensitive liabilities over assets and actual results could cause us to become over-hedged or under-hedged. See Note 14 to our Interim Consolidated Financial Statements for additional information regarding our use of derivatives.

CRITICAL ACCOUNTING POLICIES

Our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of risks in the marketplace or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail on pages 32 through 35 of Management’s Discussion and Analysis of Results of Operations and Financial Condition and in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed February 28, 2011. Such policies have not changed during 2011.

SEGMENT RESULTS AND FINANCIAL CONDITION

For the Servicing segment and for Corporate Items and Other, the following section provides a discussion of the changes in financial condition during the three months ended March 31, 2011 and a discussion of pre-tax results of operations for the three months ended March 31, 2011 and 2010. Our former Loans and Residuals segment and Asset Management Vehicles segment are included in Corporate Items and Other effective January 1, 2011. Segment results for the 2010 period have been restated to conform to the current segment structure.

Servicing

The following table presents selected results of operations of our Servicing segment for the three months ended March 31:

	2011	2010
Revenue
Servicing and subservicing fees	$102,796	$66,833
Process management fees	7,796	7,903
Other	277	717
Total revenue	110,869	75,453

Operating expenses
Compensation and benefits	9,961	7,821
Amortization of servicing rights	8,923	6,375
Servicing and origination (1)	1,897	431
Technology and communications	5,277	4,430
Professional services	2,094	941
Occupancy and equipment	3,358	3,640
Other operating expenses	8,273	7,149
Total operating expenses	39,783	30,787

Income from operations	71,086	44,666

Other income (expense)
Interest income	47	62
Interest expense	(37,501)	(11,137)
Gain (loss) on debt extinguishment (2)	1,246	(571)
Other, net	(98)	(515)
Total other expense, net	(36,306)	(12,161)

Income before income taxes	$34,780	$32,505

(1)	Includes provisions for and reversals of the valuation allowance on MSRs. During the first quarter of 2011 and 2010, we reversed $214 and $723, respectively, of the valuation allowance on MSRs.

(2)	See Note 12 to our Interim Consolidated Financial Statements for additional information regarding the gain on debt extinguishment recognized during the first quarter of 2011.

The following table provides selected operating statistics at or for the three months ended March 31:

	2011	2010	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$51,196,312	$35,212,396	45%
Non-performing loans	13,489,904	10,742,792	26
Non-performing real estate	5,856,745	3,722,811	57
Total residential assets serviced (2)	$70,542,961	$49,677,999	42

Average residential assets serviced	$72,167,125	$49,940,031	45

Prepayment speed (average CPR)	13.9%	12.4%	12

Percent of total UPB:
Servicing portfolio	69.3%	53.2%	30%
Subservicing portfolio	30.7	46.8	(34)
Non-performing residential assets serviced, excluding Freddie Mac (3)	24.7%	25.3%	(2)

Number of:
Performing loans (1)	364,243	270,617	35%
Non-performing loans	68,066	57,757	18
Non-performing real estate	29,878	18,611	61
Total number of residential assets serviced (2)	462,187	346,985	33

Average number of residential assets serviced	470,362	349,901	34
Percent of total number:
Servicing portfolio	68.7%	54.4%	26%
Subservicing portfolio	31.3	45.6	(31)
Non-performing residential assets serviced, excluding Freddie Mac (3)	18.3%	18.4%	(1)

Residential Servicing and Subservicing Fees
Loan servicing and subservicing	$77,102	$45,870	68%
HAMP fees	8,638	6,453	34
Late charges	8,544	8,177	4
Loan collection fees	2,554	2,143	19
Custodial accounts (float earnings)	539	488	10
Other	4,560	3,226	41
	$101,937	$66,357	54

Financing Costs
Average balance of advances and match funded advances	$1,913,825	$908,827	111%
Average borrowings	1,424,384	535,833	166
Interest expense on borrowings (4)	35,949	10,899	230
Facility costs included in interest expense (4)	11,633	5,212	123
Discount amortization included in interest expense (4)	6,046	1,146	428
Effective average interest rate (4)	10.10%	8.14%	24
Average 1-month LIBOR	0.26%	0.23%	13

Average Employment
India and other	1,962	1,348	46%
United States	236	234	1
Total	2,198	1,582	39

Collections on loans serviced for others	$1,514,052	$1,161,877	30%

(1)
Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)
Subprime loans represents the largest category, or strata, of residential loans we service. At March 31, 2011, we serviced 347,344 subprime loans with a UPB of $54,102,564. This compares to 360,317 subprime loans with a UPB of $56,530,714 at December 31, 2010 and 234,058 subprime loans with a UPB of $34,315,564 at March 31, 2010.

(3)
Excluding the HomEq and Saxon portfolios acquired in 2010, the UPB and number of non-performing residential assets serviced as a percentage of the total portfolio were 23.8% and 17.0%, respectively, at March 31, 2011. This compares to 25.5% and 18.7%, respectively, at December 31, 2010.

(4)
In the first quarter of 2011, we prepaid $162,500 of the debt incurred under the $350,000 senior secured term loan in addition to the mandatory quarterly repayment of $8,750. As a result of these prepayments, we wrote-off to interest expense a proportionate amount of the related debt discount and deferred facility costs, amounting to $4,699 of debt discount and $7,187 of deferred facility costs. Excluding these additional costs, the effective annual interest rate would have been 6.76% for the first quarter of 2011. This rate declined from 2010, principally because of a decline in facility costs charged on certain facilities and an increase in average borrowings relative to facility costs, which resulted in a significant decline in the proportion of interest expense represented by the amortization of facility costs.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB		Count
	2011	2010	2011	2010
Servicing portfolio at beginning of the year	$73,886,391	$49,980,077	479,165	351,595
Additions	222,872	1,372,733	1,233	7,203
Runoff	(3,566,302)	(1,674,811)	(18,211)	(11,813)
Servicing portfolio at March 31	$70,542,961	$49,677,999	462,187	346,985

Three months ended March 2011 versus 2010. Residential servicing and subservicing fees increased due to the increase in the UPB of residential assets serviced and an increase in modifications.

The average UPB of residential assets serviced was 45% higher in 2011 while residential servicing and subservicing fees increased by 54%. Servicing fees for the three months ended March 31, 2011 include $33,218 earned on the HomEq portfolio.

Revenue increased relative to average UPB in the first quarter of 2011 as compared to 2010 due primarily to a higher mix of servicing in 2011 due to the $22.4 billion of servicing UPB that we acquired in the HomEq Acquisition and the $6.9 billion of UPB that we acquired in the Saxon Acquisition. At March 31, 2011, the percentage of UPB representing servicing rather than subservicing was 69.3%, a 30% increase as compared to 53.2% at March 31, 2010.

When we return a loan to performing status, we recognize revenue in the form of deferred servicing fees and late fees. For loans modified under HAMP, we earn HAMP fees in place of late fees. Excluding HAMP fees, we recognized loan servicing fees and late charges of $17,297 and $9,269 during the three months ended March 31, 2011 and 2010, respectively, as a result of modifications completed. Total HAMP fees were $8,638 and $6,453 in the first quarter of 2011 and 2010, respectively. HAMP success fees that we earned on loans that were still performing at the one-year anniversary of their modification represent $5,235 of the total HAMP fees in the first quarter of 2011. We earned no success fees in the first quarter of 2010. We completed a total of 24,502 modifications during the first quarter of 2011 as compared to 19,612 during the first quarter of 2010. In the first quarter of 2011, 14% of completed modifications were HAMP as compared to 32% in the first quarter of 2010.

As of March 31, 2011, we estimate that the balance of uncollected and unrecognized servicing fees related to delinquent borrower payments was $116,431 compared to $123,582 as of December 31, 2010.

Operating expenses increased by $8,996 primarily due to the acquisition of the Saxon and HomEq servicing portfolios in the second and third quarters of 2010, respectively. These acquisitions included the purchase of $107,749 of MSRs during 2010 resulting in higher amortization expense. In addition, although the employees transferred to Ocwen as a result of the HomEq Acquisition were terminated in 2010, new employees were hired by Ocwen in the United States, India and Uruguay to support the servicing related duties for the acquired loans. Average employment of the Servicing segment for the first quarter of 2011 was 39% higher than the first quarter of 2010.

The overall delinquency rates at March 31, 2011 have declined significantly since December 31, 2010 and have returned to levels comparable to March 31, 2010 before the acquisition of the HomEq and Saxon portfolios. Delinquency rates on both the HomEq and Saxon portfolios have declined since boarding but as of December 31, 2010 were still higher than the rate for the prior portfolios. Excluding the effects of any new acquisitions or of any changes to foreclosure processes that may occur in 2011, we expect overall delinquency rates to decline continuing the current trend; however, we cannot assure you that this outcome will occur.

Prepayment speed was 12% higher in the first quarter of 2011 primarily due to an increase in regular principal collections and other principal reductions, including modifications. These increases were offset in part by a decline in real estate sales and other involuntary liquidations. Real estate sales and other involuntary liquidations accounted for approximately 61% and 76% of prepayments during the first quarter of 2011 and 2010, respectively, as principal reduction loan modifications and short sales increased.

Interest expense on borrowings for 2011 was 230% higher than 2010 principally because of an increase in average borrowings on advance facilities as a result of the HomEq Acquisition, the closing of the $350,000 senior secured term loan in July 2010 and accelerated prepayments in 2011 and the higher average interest rates charged on the term notes issued as part of the HomEq advance facility. During the first quarter of 2011prepayments totaling $162,500 were made on the senior secured term loan resulting in the write-off of a proportionate amount of the related debt discount and deferred facility costs totaling $11,886 to interest expense. Interest expense for the first quarter of 2011 also includes $2,928 of net settlements related to interest rate swap agreements that we entered into during the second quarter of 2010. These increases were partly offset by lower spreads on advance facilities. Average borrowings of the Servicing segment increased by 166% during the first quarter of 2011 as compared to 2010 as average advances and match funded advances increased by 111% during the same period due to advances and MSRs acquired as part of the HomEq Acquisition and the Saxon Acquisition.

The following table presents selected assets and liabilities of the Servicing segment at:

	March 31, 2011	December 31, 2010
Advances (1)	$170,724	$180,709
Match funded advances(1)	1,639,811	1,924,052
Mortgage servicing rights (Residential) (2)	184,571	193,985
Receivables, net (3)	46,974	60,627
Goodwill	12,810	12,810
Debt service accounts (4)	69,566	86,234
Prepaid lender fees and debt issuance costs, net (5)	14,806	22,467
Other	13,785	15,082
Total assets	$2,153,047	$2,495,966

Match funded liabilities (6)	$1,289,129	$1,482,529
Lines of credit and other secured borrowings (5)	70,449	238,299
Servicer liabilities	1,965	2,390
Accrued expenses	24,105	22,117
Checks held for escheat	12,841	12,723
Deferred income	9,622	10,394
Servicing liability	2,714	3,415
Accrued interest payable	2,481	2,803
Other (7)	13,935	20,581
Total liabilities	$1,427,241	$1,795,251

(1)
The decline in advances in 2011 is primarily due to reductions in advances related to the HomEq Servicing portfolio. Excluding the effect of any new acquisitions or significant foreclosure process changes, we expect advances to continue to decline in 2011; however, there is no assurance that this will occur.

(2)	The decline in MSRs in 2011 is due to amortization of $9,624 partly offset by a $214 decrease in the impairment valuation allowance.

(3)	The decline in receivables in 2011 primarily reflects a $12,630 decline in amounts to be recovered from the custodial accounts of the trustees.

(4)	The balances required to be maintained in the debt service accounts were lower due to the repayment of the match funded facilities.

(5)
We paid $10,638 of fees in connection with the $350,000 senior secured term loan facility agreement that was used to fund a portion of the HomEq Acquisition. These costs and the original issue discount of $7,000 are being amortized over the five-year term of the loan. During the first quarter of 2011, we prepaid $162,500 of the principal balance of this loan resulting in the write-off of $7,187 of the deferred costs and $4,699 of the discount. The outstanding principal balance of this loan at March 31, 2011 and December 31, 2010 was $26,250 and $197,500, respectively. See Note 12 to our Interim Consolidated Financial Statements for additional information regarding this loan.

(6)	The outstanding balance of the term notes issued in connection with the HomEq acquisition declined by $185,601 because of advance collections.

(7)	The balance at March 31, 2011 includes $7,645 due to investors in connection with loan subservicing agreements, a decline of $7,298 from the amount due at December 31, 2010.

Corporate Items and Other

The following table presents selected results of operations of Corporate Items and Other for the three months ended March 31:

	2011	2010
Revenue	$471	$536
Operating expenses	1,570	4,581
Loss from operations	(1,099)	(4,045)
Other income (expense)
Net interest income	2,080	2,249
Gain on auction rate trading securities (1)	—	765
Loss on loans held for resale, net	(904)	(1,038)
Equity in earnings (losses) of unconsolidated entities	(50)	523
Gain on debt repurchase	—	717
Other, net	(318)	(231)
Other income, net	808	2,985

Loss before income taxes	$(291)	$(1,060)

(1)	During 2010, we liquidated our remaining investment in auction rate securities through sales and settlements of litigation actions.

(2)
In January 2010, we repurchased $12,930 par value of our 10.875% Capital Trust Securities at a discount to par in the open market which generated a gain of $717, net of the write-off of unamortized issuance costs.

Three months ended March 2011 versus 2010. Operating expenses were lower during the first three months of 2011 primarily due to a decline in litigation-related expenses. During the first quarter of 2010, we incurred costs in connection with the settlement of two litigation actions whereby the broker / dealers agreed to repurchase certain of our auction rate securities. In addition, during the first quarter of 2011, we reduced our accruals related to ongoing litigation that we had established in 2010.

Net interest income consists primarily of interest on loans held by the consolidated securitization trusts and loans held for sale. The decline in the first three months of 2011 compared to the first three months of 2010 occurred principally because of a decline in the UPB of the loans.

The decline in earnings of OSI and ONL and affiliates in the first three months of 2011 largely resulted from a decline in the fair value of residual securities held by OSI.

The following table presents selected assets and liabilities of Corporate Items and Other at:

	March 31,	December 31,
	2011	2010
Cash	$129,087	$127,796
Restricted cash – for securitization investors	1,005	727
Loans held for resale (1)	25,153	25,803
Advances on loans held for resale	3,960	3,957
Loans, net – restricted for securitization investors (2)	65,112	67,340
Receivables, net	3,305	5,271
Income taxes receivable	—	3,620
Deferred tax assets, net	137,551	138,716
Premises and equipment, net	4,794	5,134
Interest-earning collateral deposits (3)	22,510	25,738
Real estate (4)	4,152	4,682
Investment in unconsolidated entities (5)	11,588	12,072
Other	4,523	4,587
Total assets	$412,740	$425,443

Secured borrowings – owed to securitization investors	$60,841	$62,705
Lines of credit and other secured borrowings	7,261	7,774
Debt securities	82,554	82,554
Accrued expenses (6)	26,627	33,433
Derivatives, at fair value (3)	12,497	15,670
Checks held for escheat	5,249	5,364
Liability for selected tax items	2,913	2,913
Income taxes payable	2,793	—
Payable to Altisource	2,796	3,715
Accrued interest payable	779	1,948
Other	3,769	5,265
Total liabilities	$208,079	$221,341

(1)
Loans held for resale are net of valuation allowances of $14,528 and $14,611 at March 31, 2011 and December 31, 2010, respectively, and includes non-performing loans with a carrying value of $11,163 and $11,247, respectively. The UPB of nonperforming loans held for resale as a percentage of total UPB was 54% at March 31, 2011 compared to 56% at March 31, 2010 and 53% at December 31, 2010.

(2)
Loans held by the consolidated securitization trusts are net of an allowance for loan losses of $2,537 and $2,378 at March 31, 2011 and December 31, 2010, respectively, and include nonperforming loans with a UPB of $13,773 and $12,933, respectively. The UPB of nonperforming loans was $13,941 at March 31, 2010. See Note 6 to the Interim Consolidated Financial Statements for additional information regarding these loans.

(3)
As disclosed in Note 14 to the Interim Consolidated Financial Statements, we entered into interest rate swap agreements during the second quarter of 2010 to hedge against our exposure to an increase in variable interest rates. At March 31, 2011 and December 31, 2010, we have $14,908 and $18,684, respectively, of cash collateral on deposit with the counterparties to the swap agreements.

(4)
Includes $3,276 and $3,783 at March 31, 2011 and December 31, 2010, respectively, of foreclosed properties from our portfolio of loans held for resale that are reported net of fair value allowances of $3,684 and $3,554, respectively.

(5)
Our investment in unconsolidated entities includes 25% equity interests in OSI and in ONL and its affiliates. The balance at March 31, 2011 also includes a 50% interest in Correspondent One that Ocwen acquired in March 2011 for $1,025. During the first quarter of 2011, we received distributions of $750 from OSI and $708 from ONL and its affiliates. We did not invest any capital in OSI or ONL and affiliates during the first quarter of 2011. We plan to invest an additional $14,000 in Correspondent One that we expect to fund in May 2011 subject to the approval of our Board of Directors. We account for our investments in unconsolidated entities using the equity method. Correspondent One is in the formation process and therefore had no impact on our operations for the first quarter of 2011.

(6)
The decline in accrued expenses in 2011 is primarily due to the payment of the 2010 annual bonus. In addition, accruals established in connection with litigation declined from $18,413 at December 31, 2010 to $17,075 at March 31, 2011. See Note 20 to the Interim Consolidated Financial Statements for additional information regarding litigation.

EQUITY

Total equity amounted to $930,467 at March 31, 2011 as compared to $904,817 at December 31, 2010. This increase of $25,650 is primarily due to net income of $22,064. The exercise of stock options and compensation in the form of employee share-based awards also contributed to the increase in equity in 2011. In addition, we recognized $2,100 of unrealized gains, net of taxes of $1,161, in Other comprehensive income on interest rate swaps that we designated as cash flow hedges.

INCOME TAX EXPENSE

Income tax expense was $12,425 and $10,574 for the three months ended March 31, 2011 and 2010, respectively.

Our effective tax rate for the first three months of 2011 was 36.0% as compared to 33.6% for the same period of 2010. Income tax provisions for interim (quarterly) periods are based on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes and foreign tax rates, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes and changes in the liability for selected tax items.

Our effective tax rate for first three months of 2010 includes a non-cash benefit of approximately 0.3% associated with the recognition of certain foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As noted in the Overview – Liquidity Summary, above, our liquidity as of March 31, 2011, as measured by unencumbered cash plus unused, collateralized advance financing capacity was $180,272, a decrease of $76,618, or 30%, from December 31, 2010. At March 31, 2011, our cash position was $129,087 compared to $127,796 at December 31, 2010. We have invested cash that is in excess of our immediate operating needs primarily in money market deposit accounts.

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

We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period in connection with our efforts to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on three measures:

●	requirements for maturing liabilities compared to dollars generated from maturing assets and operating cash flow;

●	the change in advances and match funded advances compared to the change in match funded liabilities; and

●	unused borrowing capacity.

At March 31, 2011, $894,270 of our total maximum borrowing capacity remained unused. We maintain unused borrowing capacity for three reasons:

●	as a protection should advances increase due to increased delinquencies;

●	as a protection should we be unable to either renew existing facilities or obtain new facilities; and

●	to provide capacity for the acquisition of additional servicing rights.

Outlook. As also noted in the Overview – Liquidity Summary section, we are implementing our plan to reduce unused borrowing capacity relative to the current levels of advances and match funded advances to a level that we consider prudent to meet our funding needs for reasonably foreseeable changes in advances in order to reduce interest expense. We also monitor the duration of our funding sources. With the increase in the term of our funding sources, we have better matched the duration of our advances and corresponding borrowings and further reduced the relative cost of up-front facility fees and expenses. Our $370,000 of TALF issuances and $625,399 HomEq facility which is funded with three-year term notes now account for 77% of our outstanding advance financing on March 31, 2011.

Debt financing summary. During the first quarter of 2011, we:

●	Extended the amortization date of a variable funding note with a maximum borrowing capacity of $300,000 to February 2012;

●
Extended the amortization date of a second advance financing facility with a maximum borrowing capacity of $100,000 to May 2011 as we negotiate a renewal and increase in the size of the facility (In May 2011, the amortization date of this facility and another facility with a maximum borrowing capacity of $500,000 were extended to June 30, 2011.); and

●	Repaid $171,250 of the senior secured term loan, including $162,500 of voluntary repayments.

Maximum borrowing capacity for match funded advances decreased by $225,601 from $2,409,000 at December 31, 2010 to $2,183,399 at March 31, 2011 as a result of the Advance Receivable Backed Note Series 2010-1 note entering its amortization period and the pay down on the term notes issued in connection with the HomEq acquisition reducing potential borrowing on those notes. The Series 2010-1 note will continue to be repaid at the rate of $40,000 per quarter. Our unused advance borrowing capacity decreased from $926,471 at December 31, 2010 to $894,270 at March 31, 2011 as the decline in capacity resulting from the pay down of the HomEq term notes and the Series 2010-1 note outpaced the decline in borrowing and resulted in our transferring some borrowing to other facilities.

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

As discussed in Note 20 to the Interim Consolidated Financial Statements and in the Overview – Strategic Priorities section, recent inquiries into servicer foreclosure processes could result in actions by state or federal governmental bodies, regulators or the courts that could result in a further extension of foreclosure timelines. If this results in an increase in advances, the effect on liquidity will be lessened if Ocwen maintains its ability to utilize spare capacity on its advance facilities since approximately 75% of the increase in advances could be borrowed. Conversely, if foreclosure moratoria are issued in a manner that brings into question whether advances on foreclosed properties can be recovered in a timely manner, Ocwen may no longer be obligated to advance and may be able to recover existing advances in certain securitizations from pool-level collections which could cause advances to decrease. If any fines are assessed, this will reduce earnings and cash. One of our match funded advance facilities has provisions that limit new borrowing if average foreclosure timelines extend beyond a certain time period which under extreme circumstances could adversely affect liquidity by reducing our average effective advance rates. The extension of foreclosure timelines thus far has been more than offset by increases in other forms of resolution, and advances have continued to decline. Absent significant changes in the foreclosure process, we expect advances to continue to decline.

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

On January 8, 2011, we voluntarily repaid $67,500 of the senior secured term loan, and on February 9, 2011, we repaid an additional $95,000. We made these prepayments in order to absorb excess liquidity and to reduce interest payments. Following these prepayments and the mandatory quarterly installment of $8,750, the remaining principal balance of the senior secured term loan is $26,250. By not repaying this facility in full and instead repaying the remaining balance as the remaining mandatory repayments come due, we will keep this facility open through the end of 2011 which may enable us to utilize the undrawn capacity to fund additional servicing acquisitions in the event attractive opportunities arise.

Cash flows for the three months ended March 31, 2011. Our operating activities provided $368,053 of cash primarily due to collections of servicing advances on the HomEq Servicing portfolio and net income (adjusted for amortization and other non-cash items). In addition to the $294,180 of advance and match funded advance collections, balances required to be maintained in interest-earning debt service accounts declined by $16,668 because of the repayments on the related match funded borrowings. Also, amounts to be recovered from the custodial accounts of trustees declined by $12,630. Operating cash flows were used principally to repay borrowings under advance financing facilities and the $350,000 senior secured term loan.

Our investing activities provided $1,501 of cash during the three months ended March 31, 2011. We received $1,458 of distributions from our asset management entities during the first quarter.

Our financing activities used $368,263 of cash, principally from operating cash flows, as the collections of advances allowed us to make net repayments of $193,400 on match funded liabilities. In addition, we were able to repay $171,250 of our high-cost borrowings under the senior secured term loan, including $162,500 of optional prepayments.

Cash flows for the three months ended March 31, 2010. Our operating activities provided $225,995 of cash primarily due to our liquidation of auction rate securities, a decline in the funding requirements of our Servicing operations and net income (adjusted for amortization and other non-cash items). Trading activities provided $123,193 of cash from sales, settlements and redemptions of auction rate securities. We collected $71,643 of net cash on advances and match funded advances while servicing liabilities declined by $17,421.

Our investing activities provided $2,124 of cash during the first quarter of 2010. The additions to our servicing portfolio during the first quarter of 2010 were subservicing and special servicing and therefore did not result in the purchase of MSRs.

Our financing activities used $19,025 of cash as we repaid the investment line of $156,968, purchased Capital Trust Securities with a face value of $12,930 for $11,589 and paid the first annual installment of $12,000 on our $60,000 fee reimbursement advance. Largely offsetting these cash outflows, we received net proceeds of $90,794 from borrowing under match funded liabilities and received proceeds of $74,953 from the sale of auction rate securities with the option to repurchase the same securities. We recognized the sale as a secured borrowing.

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

Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 14 to our Interim Consolidated Financial Statements for additional information regarding derivatives.

Involvement with SPEs. We use SPEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans.

Our securitizations of mortgage loans were structured as sales. The SPEs to which we transferred the mortgage loans were qualifying special purpose entities (QSPEs) and, therefore under previous accounting rules, were not subject to consolidation through 2009. We have retained both subordinated and residual interests in these SPEs. Effective January 1, 2010, the accounting standards were amended to eliminate the concept of a QSPE. We reevaluated these QSPEs as well as all other potentially significant interests in other unconsolidated entities to determine if we should include them in our consolidated financial statements. We determined that four of these loan securitization trusts are VIEs and that we are the primary beneficiary. We have included these four trusts in our consolidated financial statements effective January 1, 2010.

We generally use match funded securitization facilities to finance our servicing advances. The SPEs to which the advances are transferred in the securitization transaction are included in our consolidated financial statements either because the transfer did not qualify for sales accounting treatment, because we have the majority equity interest in the SPE or because we are the primary beneficiary where the SPE is also a VIE. The holders of the debt of these SPEs can look only to the assets of the SPEs for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations of the issuer under one of our match funded facilities. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period.

VIEs. In addition to certain of our financing SPEs, we have invested in several other VIEs primarily in connection with purchases of whole loans. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our consolidated financial statements.

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

Listed below are accounting pronouncements that we recently adopted. These pronouncements did not have a material impact upon adoption but resulted in additional disclosures in the notes to our Consolidated Financial Statements. For additional information regarding these and other recent accounting pronouncements, see Note 2 to our Interim Consolidated Financial Statements.

ASU No. 2010-06 (ASC 820, Fair Value Measurements and Disclosures): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revised two disclosure requirements concerning fair value measurements and clarified two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross rather than net basis. These new disclosure requirements became effective for our financial statements for the period ended June 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which became effective for the period ended March 31, 2011. See Note 3 to our Interim Consolidated Financial Statements for our fair value disclosures related to financial instruments.

ASU No. 2010-20 (ASC 310, Receivables): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This standard outlines specific disclosures required for the allowance for credit losses and all financing receivables which are defined as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position. Financing receivables include certain trade receivables, notes receivable and lease receivables as well as mortgage loans, auto loans, credit card loans and other consumer or commercial lending agreements.

The standard requires disclosure of disaggregated information for both the finance receivables and the related allowance for credit losses. The disclosure requirements specifically do not apply to trade receivables with contractual maturities of one year or less that arose from the sale of goods or services, except for credit card receivables. The disclosure requirements do not apply to mortgage banking activities, including the long-term servicing of loans, and certain disclosures are not required for receivables measured at the lower of cost or market.

Disclosures of information as of the end of a reporting period became effective for our financial statements for the year ended December 31, 2010. The disclosures about activity that occurred during a reporting period, such as the allowance rollforward and modification disclosures became effective for our financial statements for the interim period beginning January 1, 2011. See Note 8 to our Interim Consolidated Financial Statements for our disclosures related to receivables.

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

Liquidity Risk

We are exposed to liquidity risk primarily because of the cash required to support the Servicing business including the requirement to make advances pursuant to servicing contracts. In general, we finance our operations through operating cash flow, match funding agreements and secured borrowings. See the Overview – Liquidity Summary and Liquidity and Capital Resources sections for additional discussion of liquidity.

Interest Rate Risk

As explained in the Overview – Interest Rate Risk Summary section, interest rate risk is a function of (i) the timing and (ii) the dollar amount of assets and liabilities that re-price at each point in time. If interest rates increase by 1% on our variable-rate advance financing and interest earning cash and float balances, we estimate a net positive impact of approximately $1,554 resulting from an increase of $2,814 in annual interest income compared to an increase of $1,260 in annual interest expense based on March 31, 2011 balances. The relatively modest effect on interest expense is due in large part to our hedging activities.

March 31, 2011
Total borrowings outstanding (1)(2)	$1,456,148
Fixed-rate borrowings	499,308
Variable-rate borrowings	956,840
Float balances (held in custodial accounts, excluded from our consolidated balance sheet)	342,100
Notional balance of interest rate swaps (3)	806,027

(1)	Excludes any related discount on borrowings.

(2)	Excludes Secured borrowings – owed to securitization investors.

(3)
Includes interest rate swaps entered into to hedge our exposure to rising interest rates on two variable-rate match funded advance facilities with a combined outstanding balance of $859,726 at March 31, 2011. Excludes the interest rate swap held by one of the securitization trusts that we began to include in our consolidated financials statements effective January 1, 2010.

Excluding Loans, net – restricted for securitization investors, our Consolidated Balance Sheet at March 31, 2011 included interest-earning assets totaling $184,301. Interest-earning assets include $66,072 of interest-earning cash accounts, $69,566 of debt service accounts, $25,153 of loans held for resale and $23,510 of interest-earning collateral accounts.

We exclude Loans – restricted for securitization investors and Secured borrowings – owed to securitization investors from the analysis of rate-sensitive assets and liabilities. The interest rate sensitive assets and liabilities of the consolidated trusts do not represent an interest rate risk for Ocwen. Ocwen has no obligation to provide financial support to the trusts. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. Our exposure to loss is limited to the carrying values of our investments in the residual and subordinate securities of the trusts. See Note 1 to our Interim Consolidated Financial Statements—Securitizations of Residential Mortgage Loans for additional information.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in Uruguay and India expose us to foreign currency exchange rate risk, but we do not consider this risk significant. During the second quarter of 2010, we entered into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee on recurring amounts payable to our India subsidiary, OFSPL, for services rendered to U.S. affiliates. The notional balance of these contracts was $1,600 at March 31, 2011. We did not designate these contracts as hedges. We did not renew or replace these contracts upon their expiration in April 2011.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 20—Commitments and Contingencies to the Interim Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

We include a discussion of the principal risks and uncertainties that affect or could affect our business operations under Item 1A on pages 15 through 22 of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6. EXHIBITS
(3)	Exhibits.
	11.1	Computation of earnings per share (1)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1) Incorporated by reference from “Note 17 Basic and Diluted Earnings per Share” on page 22 of our Interim Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCWEN FINANCIAL CORPORATION

Date: May 5, 2011	By: /s/ John Van Vlack
John Van Vlack,
Executive Vice President, Chief Financial Officer and
Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)