Form 10-Q/A
period 2011-03-31
OCWEN FINANCIAL CORP
filed 2011-05-31
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Ocwen Financial Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Securities and Exchange Commission on May 5, 2011 (“the Form 10-Q”), is solely to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T.

Included as Exhibit 101 to this report is the following information formatted in XBRL: (i) the consolidated balance sheets at March 31, 2011 and December 31, 2010, (ii) the consolidated statements of operations for the three months ended March 31, 2011 and 2010, (iii) the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2011 and 2010, (iv) the consolidated statements of changes in equity for the three months ended March 31, 2011 and 2010, (v) the consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, and (vi) the notes to the interim consolidated financial statements (tagged as blocks of text).

No other changes have been made to the Form 10-Q, and this Form 10-Q/A does not does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update any other disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS
(3)	Exhibits.
	11.1	Computation of earnings per share (1)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
	101.INS	XBRL Instance Document (2)
	101.SCH	XBRL Taxonomy Extension Schema Document (2)
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Filed with Ocwen Financial Corporation’s Quarterly Report on Form 10-Q filed on May 5, 2011 for the period ended March 31, 2011.
(2)	Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCWEN FINANCIAL CORPORATION

Date: May 31, 2011	By:	/s/ John Van Vlack
John Van Vlack,
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)