Form 10-Q
period 2011-06-30
OCWEN FINANCIAL CORP
filed 2011-08-04
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
Yes ☐  No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of July 29, 2011: 100,948,647 shares.

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

These forward-looking statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance as they are subject to certain assumptions, inherent risks and uncertainties in predicting future results. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

●	our sources of liquidity; our ability to fund and recover advances, repay borrowings, and comply with debt covenants; and the adequacy of financial resources;

●	servicing portfolio characteristics, including prepayment speeds, float balances, delinquency and advances rates;

●	our ability to grow or otherwise adapt our business, including the availability of new servicing opportunities and joint ventures;

●	our ability to reduce our cost structure;

●	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;

●	our reserves, valuations, provisions and anticipated realization on assets;

●	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;

●	our credit and servicer ratings and other actions from various rating agencies;

●	uncertainty related to general economic and market conditions, delinquency rates, home prices and real-estate owned disposition timelines;

●	uncertainty related to the actions of loan owners, including mortgage-backed securities investors, regarding loan putbacks or legal actions;

●
uncertainty related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs or delays or moratoria in the future or claims pertaining to past practices;

●	uncertainty related to litigation or dispute resolution and inquiries from government agencies into past servicing and foreclosure practices; and

●	uncertainty related to legislation, regulations, regulatory agency actions, government programs and policies, industry initiatives and evolving best servicing practices.

Further information on the risks specific to our business is detailed within this report and our other reports and filings with the Securities and Exchange Commission (SEC) including our Annual Report on Form 10-K for the year ended December 31, 2010, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Forward-looking statements speak only as of the date they were made and should not be relied upon. Ocwen Financial Corporation undertakes no obligation to update or revise forward-looking statements.

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30, 2011	December 31, 2010
Assets
Cash	$104,167	$127,796
Restricted cash – for securitization investors	1,507	727
Loans held for resale, at lower of cost or fair value	23,193	25,803
Advances	167,261	184,833
Match funded advances	1,421,636	1,924,052
Loans, net – restricted for securitization investors	62,344	67,340
Mortgage servicing rights	175,591	193,985
Receivables, net	53,066	69,518
Deferred tax assets, net	139,086	138,716
Goodwill	12,810	12,810
Premises and equipment, net	4,578	5,475
Investments in unconsolidated entities	12,611	12,072
Other assets	110,899	158,282
Total assets	$2,288,749	$2,921,409

Liabilities and Equity
Liabilities
Match funded liabilities	$1,041,998	$1,482,529
Secured borrowings – owed to securitization investors	58,696	62,705
Lines of credit and other secured borrowings	41,458	246,073
Servicer liabilities	2,065	2,492
Debt securities	82,554	82,554
Other liabilities	106,152	140,239
Total liabilities	1,332,923	2,016,592

Commitments and Contingencies (Note 22)

Equity
Ocwen Financial Corporation stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 100,948,647 and 100,726,947 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,009	1,007
Additional paid-in capital	469,541	467,500
Retained earnings	493,908	445,456
Accumulated other comprehensive loss, net of income taxes	(8,883)	(9,392)
Total Ocwen Financial Corporation stockholders’ equity	955,575	904,571
Non-controlling interest in subsidiaries	251	246
Total equity	955,826	904,817
Total liabilities and equity	$2,288,749	$2,921,409

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

For the periods ended June 30,	Three months		Six months
	2011	2010	2011	2010
Revenue
Servicing and subservicing fees	$95,837	$65,936	$198,342	$132,416
Process management fees	9,140	8,315	16,936	16,221
Other revenues	860	1,702	1,565	2,902
Total revenue	105,837	75,953	216,843	151,539

Operating expenses
Compensation and benefits	15,253	13,089	30,040	25,866
Amortization of mortgage servicing rights	9,926	7,854	18,849	14,229
Servicing and origination	1,301	2,458	3,223	3,049
Technology and communications	6,373	6,191	13,245	11,855
Professional services	3,270	9,134	5,654	12,389
Occupancy and equipment	4,153	3,870	8,283	8,316
Other operating expenses	1,978	2,062	4,159	4,131
Total operating expenses	42,254	44,658	83,453	79,835

Income from operations	63,583	31,295	133,390	71,704

Other income (expense)
Interest income	2,289	1,900	4,458	5,545
Interest expense	(21,813)	(13,359)	(59,356)	(25,830)
Loss on trading securities	—	(1,710)	—	(945)
Loss on loans held for resale, net	(1,616)	(1,049)	(2,520)	(2,087)
Equity in (loss) earnings of unconsolidated entities	(680)	343	(550)	1,078
Other, net	(727)	(4,158)	103	(4,758)
Other expense, net	(22,547)	(18,033)	(57,865)	(26,997)

Income before income taxes	41,036	13,262	75,525	44,707
Income tax expense (benefit)	14,653	(2,777)	27,078	7,797
Net income	26,383	16,039	48,447	36,910
Net loss (income) attributable to non-controlling interest in subsidiaries	(5)	(1)	5	(12)
Net income attributable to Ocwen Financial Corporation	$26,378	$16,038	$48,452	$36,898

Earnings per share attributable to Ocwen Financial Corporation
Basic	$0.26	$0.16	$0.48	$0.37
Diluted	$0.25	$0.15	$0.45	$0.35

Weighted average common shares outstanding
Basic	100,943,402	100,168,953	100,853,424	100,072,950
Diluted	108,110,588	107,728,092	107,944,681	107,526,786

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

For the periods ended June 30,	Three months		Six months
	2011	2010	2011	2010

Net income	$26,383	$16,039	$48,447	$36,910

Other comprehensive income (loss), net of income taxes:

Unrealized foreign currency translation income (loss ) arising during the period (1)	6	(14)	26	(84)

Change in deferred loss on cash flow hedges arising during the period (2)	(2,177)	(7,403)	(232)	(7,403)
Reclassification adjustment for losses on cash flow hedges included in net income (3)	567	20	722	20
Net change in deferred loss on cash flow hedges	(1,610)	(7,383)	490	(7,383)

Other (4)	2	—	3	—

Total other comprehensive income (loss), net of income taxes	(1,602)	(7,397)	519	(7,467)

Comprehensive income	24,781	8,642	48,966	29,443

Comprehensive loss attributable to non-controlling interests	(5)	4	(5)	12

Comprehensive income attributable to Ocwen Financial Corporation	$24,776	$8,646	$48,961	$29,455

(1)	Net of income tax (expense) benefit of $4 and $5 for the three months ended June 30, 2011 and 2010, respectively, and $(9) and $35 for the six months ended June 30, 2011 and 2010, respectively.

(2)	Net of income tax benefit of $1,231 and $4,348 for the three months ended June 30, 2011 and 2010, respectively, and $158 and $4,348 for the six months ended June 30, 2011 and 2010, respectively.

(3)	Net of income tax expense of $321 and $12 for the three months ended June 30, 2011 and 2010, respectively, and $409 and $12 for the six months ended June 30, 2011 and 2010, respectively.

(4)	Net of income tax expense of $1 for the six months ended June 30, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands)

	OCN Shareholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Loss,	Non-controlling Interest in
	Shares	Amount	Capital	Earnings	Net of Taxes	Subsidiaries	Total

Balance at December 31, 2010	100,726,947	$1,007	$467,500	$445,456	$(9,392)	$246	$904,817
Net income (loss)	—	—	—	48,452	—	(5)	48,447
Exercise of common stock options	210,336	2	577	—	—	—	579
Equity-based compensation	11,364	—	1,464	—	—	—	1,464
Other comprehensive income, net of income taxes	—	—	—	—	509	10	519
Balance at June 30, 2011	100,948,647	$1,009	$469,541	$493,908	$(8,883)	$251	$955,826

	OCN Shareholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Loss,	Non-controlling Interest in
	Shares	Amount	Capital	Earnings	Net of Taxes	Subsidiaries	Total

Balance at December 31, 2009	99,956,833	$1,000	$459,542	$405,198	$(129)	$252	$865,863
Adoption of ASC 810 (FASB Statement No. 167), net of tax	—	—	—	2,274	—	—	2,274
Net income	—	—	—	36,898	—	12	36,910
Exercise of common stock options	217,775	2	1,023	—	—	—	1,025
Issuance of common stock awards to employees	9,865	—	—	—	—	—	—
Equity-based compensation	7,654	—	1,325	—	—	—	1,325
Other comprehensive loss, net of income taxes	—	—	—	—	(7,443)	(24)	(7,467)
Balance at June 30, 2010	100,192,127	$1,002	$461,890	$444,370	$(7,572)	$240	$899,930

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

	For the six months ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$48,447	$36,910
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage servicing rights	18,849	14,229
Amortization of debt discount	7,343	2,104
Amortization of debt issuance costs – senior secured term loan	8,604	—
Depreciation	887	741
Write-off of investment in commercial real estate property	—	3,000
Reversal of valuation allowance on mortgage servicing assets	(701)	(101)
Loss on trading securities	—	945
Loss on loans held for resale, net	2,520	2,087
Equity in loss (earnings) of unconsolidated entities	550	(1,078)
Gain on extinguishment of debt	(1,246)	(152)
(Increase) decrease in deferred tax assets, net	(631)	12,838
Net cash provided by trading activities	—	168,453
Net cash provided by loans held for resale activities	519	849
Changes in assets and liabilities:
Decrease in advances and match funded advances	518,493	153,997
Decrease in receivables and other assets, net	53,675	11,983
Decrease in servicer liabilities	(427)	(36,702)
Decrease in other liabilities	(32,334)	(13,282)
Other, net	5,836	3,974
Net cash provided by operating activities	630,384	360,795

Cash flows from investing activities
Purchase of mortgage servicing rights	—	(23,425)
Acquisition of advances and other assets in connection with the purchase of mortgage servicing rights	—	(528,882)
Distributions of capital from unconsolidated entities – Ocwen Structured Investments, LLC, Ocwen Nonperforming Loans, LLC and Ocwen REO, LLC	1,639	2,146
Investment in unconsolidated entity – Correspondent One S.A.	(3,025)	—
Additions to premises and equipment	(571)	(2,202)
Proceeds from sales of real estate	648	2,046
(Increase) decrease in restricted cash – for securitization investors	(780)	743
Principal payments received on loans – restricted for securitization investors	3,512	2,223
Net cash provided (used) by investing activities	1,423	(547,351)

Cash flows from financing activities
(Repayment of) proceeds from match funded liabilities	(440,531)	369,481
Repayment of secured borrowings – owed to securitization investors	(4,009)	(4,852)
Proceeds from lines of credit and other secured borrowings	—	96,657
Repayment of lines of credit and other secured borrowings	(210,712)	(53,904)
Repayment of investment line	—	(156,968)
Repurchase of debt securities	—	(11,659)
Exercise of common stock options	836	935
Other	(1,020)	(667)
Net cash (used) provided by financing activities	(655,436)	239,023

Net (decrease) increase in cash	(23,629)	52,467
Cash at beginning of period	127,796	90,919
Cash at end of period	$104,167	$143,386

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

At June 30, 2011, Ocwen owned all of the outstanding stock of its primary subsidiaries: OLS, Ocwen Financial Solutions, Private Limited (OFSPL) and Investors Mortgage Insurance Holding Company. OCN also holds a 25% interest in Ocwen Structured Investments, LLC (OSI) and an approximate 25% interest in Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO). In March 2011, Ocwen and Altisource Portfolio Solutions S.A. (Altisource) each acquired a 50% equity interest in a newly formed entity, Correspondent One S.A. (Correspondent One).

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2011. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Securitizations or Asset Backed Financing Arrangements

Ocwen or its subsidiaries have been a transferor in connection with a number of securitizations or asset-backed financing arrangements. We have continuing involvement with the financial assets of eight of the securitizations and three of the asset-backed financing arrangements. We also hold residual interests in and are the servicer for three securitizations where we were not a transferor.

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

For the three months ended June 30, 2011 and 2010, the four consolidated trusts generated income (loss) before income taxes of $186 and $(9), respectively. For the six months ended June 30, 2011 and 2010, these trusts generated income (loss) before income taxes of $(33) and $334, respectively. See Note 7 and Note 12 for additional information regarding Loans – restricted for securitization investors and Secured borrowings – owed to securitization investors.

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

For the periods ended June 30,	Three months		Six months
	2011	2010	2011	2010
Total servicing and subservicing fee revenues	$727	$923	$1,570	$1,874

	As of
	June 30, 2011	December 31, 2010

Total servicing advances	$14,497	$16,886
Total mortgage servicing rights at amortized cost	1,246	1,330

With regard to both the consolidated and the unconsolidated securitization trusts, we have no obligation to provide financial support to the trusts and have provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. Our exposure to loss as a result of our continuing involvement is limited to the carrying values of our investments in the residual and subordinate securities of the trusts, our mortgage servicing rights that are related to the trusts and our advances to the trusts. We consider the probability of loss arising from our advances to be remote because of their position ahead of most of the other liabilities of the trusts. At June 30, 2011 and December 31, 2010, our investment in the securities of the trusts was $2,509 and $2,691, respectively, all of which is eliminated in consolidation. See Note 5 and Note 8 for additional information regarding Advances and Mortgage servicing rights.

Financings of Advances on Loans Serviced for Others. Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. These SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of three advance facility agreements. We classify the transferred advances on our Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. Collections on the advances pledged to the SPEs are used to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations under the securitization documents of one of the entities, Ocwen Servicer Advance Funding (Wachovia), LLC (OSAFW). The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period on July 1, 2013. As of June 30, 2011, OSAFW had $162,839 of notes outstanding.

The following table summarizes the assets and liabilities of the SPEs formed in connection with our match funded advance facilities, at the dates indicated:

	June 30, 2011	December 31, 2010
Match funded advances	$1,421,636	$1,924,052
Other assets	67,684	103,448
Total assets	$1,489,320	$2,027,500

Match funded liabilities	$1,041,998	$1,482,529
Due to affiliates (1)	363,172	262,900
Other liabilities	1,816	2,890
Total liabilities	$1,406,986	$1,748,319

(1)	Amounts are payable to Ocwen and its consolidated affiliates and eliminated in consolidation.

See Note 6 and Note 11 for additional information regarding Match funded advances and Match funded liabilities.

Reclassification

Within the operating activities section of the Consolidated Statement of Cash Flows for 2010, we reclassified the $2,104 adjustment for amortization of the discount on the fee reimbursement advance borrowing from the Decrease in other liabilities line item to Amortization of debt discount, to conform to the 2011 presentation. Also within the operating activities section, we reclassified the $152 gain on extinguishment of debt from Other, net to the new line item, Gain on extinguishment of debt, to conform to the 2011 presentation.

NOTE 2	RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (ASU) 2011-02 (ASC 310, Receivables): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This additional guidance will assist creditors in determining whether a restructuring or modification of a receivable meets the criteria to be considered a troubled debt restructuring. If the restructuring is considered a troubled debt restructuring, creditors are required to make certain disclosures in their financial statements. In addition, the calculation of the allowance for credit losses for that receivable follows the impairment guidance specific to impaired receivables.

The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. An entity should disclose the information which was deferred by ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

ASU 2011-03 (ASC 860, Transfers and Servicing): Reconsideration of Effective Control for Repurchase Agreements. ASC 860 prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. Repurchase agreements are accounted for as secured financings if the transferee has not surrendered control over the transferred assets. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The Financial Accounting Standards Board (FASB) concluded that this criterion is not a determining factor of effective control. Consequently, the amendments in this update also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. We do not expect our adoption of the provisions in this ASU to have a material impact on our consolidated financial statements.

ASU 2011-04 (ASC 820, Fair Value Measurement): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and prescribe certain additional disclosures about fair value measurements, including: for fair value measurements within Level 3 of the fair value hierarchy, disclosing the valuation process used and the sensitivity of fair value measurement to changes in unobservable inputs; and for items not carried at fair value but for which fair value must be disclosed, categorization by level of the fair value hierarchy. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

ASU 2011-05 (ASC 220, Comprehensive Income): Presentation of Comprehensive Income, Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates that option. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2011. Our adoption of this standard will not have a material impact on our consolidated financial statements.

NOTE 3	PENDING ACQUISITION

On June 5, 2011, Ocwen Financial Corporation and The Goldman Sachs Group, Inc. (Seller) entered into a Purchase Agreement (the Agreement) pursuant to which, among other things, Ocwen agreed to acquire, subject to certain conditions (i) all of the outstanding partnership interests of Litton Loan Servicing LP (Litton), a subsidiary of Seller and provider of servicing and subservicing of primarily non-prime residential mortgage loans (the Business) and (ii) certain interest-only servicing strips currently owned by Goldman, Sachs & Co., a subsidiary of Seller. These and other transactions contemplated by the Agreement are referred to herein as the “Transaction.” The Transaction will result in the acquisition by Ocwen of a servicing portfolio of approximately $41,200,000 in unpaid principal balance of primarily non-prime residential mortgage loans (UPB) as of March 31, 2011 and the servicing platform of the Business based in Houston, Texas, Dallas, Texas and Atlanta, Georgia.

The base purchase price for the Transaction is $263,654 which is payable by Ocwen in cash at closing subject to certain adjustments at closing. In addition, subject to adjustments based on outstanding servicer advances at closing, Ocwen will pay approximately $337,400 to retire a portion of the outstanding debt on an existing advance facility currently provided by an affiliate of Seller to Litton and will enter into a new facility to finance approximately $2,470,000 of servicing advances associated with the Business as more specifically described below.

For purposes of the Transaction, Ocwen has received a term sheet from Seller for a servicing advance facility in an amount sufficient to finance all of the servicing advances outstanding as of closing (the Full Seller Advance Facility) or, alternatively, the portion of the servicing advances outstanding as of closing (the Partial Seller Advance Facility) which is not otherwise financed through the commitments of The Royal Bank of Scotland plc, Barclays Bank PLC and Bank of America, N.A., in an aggregate amount not to exceed $2,100,000 (the Third Party Advance Facility). Subject to certain conditions and limitations, Seller has the option to determine whether Ocwen will be required to close on the Full Seller Advance Facility (without the Third Party Advance Facility) or the Partial Seller Advance Facility and the Third Party Advance Facility. Ocwen has also received a commitment letter from Barclays Bank PLC to provide a senior secured term loan facility of $575,000 (the Term Loan Facility) to finance the Transaction. The closing of the financing contemplated by the Term Loan Facility and the Third Party Advance Facility are not conditions to the closing under the Agreement.

Each of Seller and Ocwen has provided various representations, warranties and covenants in the Agreement. Seller has agreed, among other things, to (i) conduct the Business in the ordinary course of business consistent with past custom and practice during the period prior to the consummation of the Transaction and (ii) under certain conditions, to make post-closing adjustments for certain subservicing of whole loans that is terminated or transferred from Litton to another service provider within one year following the consummation of the Transaction. Ocwen has agreed, among other things, to use commercially reasonable efforts to obtain and close on debt financing in an aggregate amount that is sufficient to finance the Transaction, including the full amount of the purchase price and related fees and expenses.

As part of the Transaction, Seller and Ocwen have agreed to indemnification provisions for the benefit of the other party. Additionally, Seller has agreed to retain certain contingent liabilities for fines and penalties that could potentially be imposed by certain government authorities relating to Litton’s pre-closing foreclosure and servicing practices. Further, Seller and Ocwen have agreed to share certain losses arising out of third-party claims in connection with Litton’s pre-closing performance under its servicing agreements.

The Agreement contains specified termination rights for the parties. Among other circumstances, the Agreement may be terminated by either Seller or Ocwen if the closing has not occurred by November 1, 2011 (the Termination Date); provided, that if either party fails to receive certain requisite regulatory approvals by such date, the Termination Date may be extended until January 1, 2012. The consummation of the Transaction is subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 as amended and other conditions.

The transaction is expected to close on September 1, 2011. Through June 30, 2011, we have incurred approximately $500 of fees for professional services related to the acquisition which are included in Operating expenses for the second quarter of 2011. Professional fees incurred in connection with advance financing and debt financing for the Transaction have been deferred and are included in Other liabilities in the Consolidated Balance Sheet.

NOTE 4	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and the estimated fair values of our financial instruments are as follows at the dates indicated:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for resale	$23,193	$23,193	$25,803	$25,803
Loans, net – restricted for securitization investors	62,344	59,642	67,340	64,795
Advances	1,588,897	1,588,897	2,108,885	2,108,885
Receivables, net	53,066	53,066	69,518	69,518
Financial liabilities:
Match funded liabilities	$1,041,998	$1,045,433	$1,482,529	$1,486,476
Lines of credit and other secured borrowings	41,458	42,437	246,073	252,722
Secured borrowings – owed to securitization investors	58,696	57,133	62,705	62,105
Servicer liabilities	2,065	2,065	2,492	2,492
Debt securities	82,554	87,733	82,554	75,325
Derivative financial instruments, net	$(15,787)	$(15,787)	$(15,351)	$(15,351)

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

The following table presents assets and liabilities measured at fair value categorized by input level within the fair value hierarchy:

	Carrying value	Level 1	Level 2	Level 3
At June 30, 2011:
Measured at fair value on a recurring basis:
Derivative financial instruments, net (1)	$(15,787)	—	—	$(15,787)
Measured at fair value on a non-recurring basis:
Loans held for resale (2)	23,193	—	—	23,193
Mortgage servicing rights (3)	725	—	—	725

At December 31, 2010:
Measured at fair value on a recurring basis:
Derivative financial instruments, net (1)	$(15,351)	—	—	$(15,351)
Measured at fair value on a non-recurring basis:
Loans held for resale (2)	25,803	—	—	25,803
Mortgage servicing rights (3)	334	—	—	334

(1)
The derivative financial instruments are not exchange-traded and therefore quoted market prices or other observable inputs are not available. Fair value is based on estimates provided by third-party pricing sources. See Note 15 for additional information on our derivative financial instruments.

(2)
Loans held for resale are reported at the lower of cost or fair value. The fair value of loans for which we do not have a firm commitment to sell is based upon a discounted cash flow analysis with the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. Significant assumptions include collateral and loan characteristics, prevailing market conditions and the creditworthiness of the borrower. All loans held for resale were measured at fair value because the cost exceeded the estimated fair value. At June 30, 2011 and December 31, 2010, the carrying value of loans held for resale is net of a valuation allowance of $14,680 and $14,611, respectively. Current market illiquidity has reduced the availability of observable pricing data. Consequently, we classify loans within Level 3 of the fair value hierarchy.

(3)
Balances represent the carrying value of the impaired stratum of MSRs, net of a valuation allowance of $2,163 and $2,864 at June 30, 2011 and December 31, 2010, respectively. The estimated fair value exceeded amortized cost for all other strata. See Note 8 for additional information on MSRs, including significant assumptions used in their valuation.

The following tables present a reconciliation of the changes in fair value of our Level 3 assets that we measure at fair value on a recurring basis for the periods indicated:

	Derivative Financial Instruments
For the periods ended June 30, 2011:	Three months	Six months

Beginning balance	$(12,397)	$(15,351)

Purchases, issuances, sales and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	25	71
	25	71

Total realized and unrealized gains and (losses) (1):
Included in Other, net	(895)	(1,248)
Included in Other comprehensive income (loss)	(2,520)	741
	(3,415)	(507)

Transfers in and / or out of Level 3	—	—
Ending balance	$(15,787)	$(15,787)

		Trading Securities
Three months ended June 30, 2010:	Derivative Financial Instruments	Auction Rate Securities	Subordinates and Residuals	Total

Beginning balance	$(480)	$125,036	$59	$124,615

Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	(45,260)	—	(45,260)
Settlements	76	—	—	76
	76	(45,260)	—	(45,184)

Total realized and unrealized gains and (losses) (1) (2):
Included in Loss on trading securities	—	(1,703)	(7)	(1,710)
Included in Other, net	(155)	—	—	(155)
Included in Other comprehensive income (loss)	(11,719)	—	—	(11,719)
	(11,874)	(1,703)	(7)	(13,584)

Transfers in and / or out of Level 3	—	—	—	—
Ending balance	$(12,278)	$78,073	$52	$65,847

		Trading Securities
Six months ended June 30, 2010:	Derivative Financial Instruments	Auction Rate Securities	Subordinates and Residuals	Total

Beginning balance	$(45)	$247,464	$59	$247,478

Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	(75,108)	—	(75,108)
Settlements	76	(93,345)	—	(93,269)
	76	(168,453)	—	(168,377)

Total realized and unrealized gains and (losses) (1) (2):
Included in Loss on trading securities	—	(938)	(7)	(945)
Included in Other, net	(590)	—	—	(590)
Included in Other comprehensive income (loss)	(11,719)	—	—	(11,719)
	(12,309)	(938)	(7)	(13,254)

Transfers in and / or out of Level 3	—	—	—	—
Ending balance	$(12,278)	$78,073	$52	$65,847

(1)
Total net losses attributable to derivative financial instruments for the three and six months ended June 30, 2011 include losses of $3,415 and $289, respectively, on derivatives held at June 30, 2011. Net losses attributable to derivative financial instruments for the three and six months ended June 30, 2010 were comprised exclusively of losses on derivatives held at June 30, 2010.

(2)
Total net losses on trading securities for the three and six months ended June 30, 2010 include unrealized gains (losses) of $(53) and $559, respectively, on auction rate securities held at June 30, 2010.

NOTE 5	ADVANCES

Advances, representing payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	June 30, 2011	December 31, 2010
Servicing:
Principal and interest	$73,570	$82,060
Taxes and insurance	53,604	49,785
Foreclosure and bankruptcy costs	24,554	27,163
Other	11,380	21,701
	163,108	180,709
Corporate Items and Other	4,153	4,124
	$167,261	$184,833

Servicing advances of $62,918 and $75,489 were pledged as collateral under the term reimbursement advance borrowing as of June 30, 2011 and December 31, 2010, respectively. See Note 13 for additional information regarding the fee reimbursement advance facility.

NOTE 6	MATCH FUNDED ADVANCES

Match funded advances on residential loans we service for others, as more fully described in Note 1—Principles of Consolidation-Financings of Advances on Loans Serviced for Others, are comprised of the following at the dates indicated:

	June 30, 2011	December 31, 2010
Principal and interest	$583,814	$947,990
Taxes and insurance	574,466	684,928
Foreclosure and bankruptcy costs	120,379	140,181
Real estate servicing costs	112,044	116,064
Other	30,933	34,889
	$1,421,636	$1,924,052

NOTE 7	LOANS – RESTRICTED FOR SECURITIZATION INVESTORS

Loans – restricted for securitization investors are held by four securitization trusts that we include in our consolidated financial statements, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. Loans – restricted for securitization investors consisted of the following at:

	June 30, 2011	December 31, 2010
Single family residential loans (1)	$64,827	$69,718
Allowance for loans losses	(2,483)	(2,378)
	$62,344	$67,340

(1)	Includes nonperforming loans of $11,649 and $12,933 at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011, the trusts held 1,499 loans that are secured by first or second liens on one- to four-family residential properties. These loans have a weighted average coupon rate of 9.26% and a weighted average remaining life of 132 months.

NOTE 8	MORTGAGE SERVICING RIGHTS

Servicing Assets. The following table summarizes the activity in the carrying value of residential servicing assets for the six months ended June 30, 2011:

Balance at December 31, 2010	$193,985
Purchases	—
Decrease in impairment valuation allowance	701
Amortization (1)	(19,095)
Balance at June 30, 2011	$175,591

(1)
In the Consolidated Statement of Operations, Amortization of mortgage servicing rights is reported net of the amortization of servicing liabilities and includes the amount of charges we recognized to increase servicing liability obligations.

The following table presents the composition of our servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents purchased mortgage servicing rights while subservicing generally represents all other mortgage servicing rights.

	Residential	Commercial	Total
UPB of Assets Serviced:
June 30, 2011:
Servicing	$46,919,799	$—	$46,919,799
Subservicing (1)	23,910,768	343,125	24,253,893
	$70,830,567	$343,125	$71,173,692
December 31, 2010:
Servicing	$51,252,380	$—	$51,252,380
Subservicing (1)	22,634,011	434,305	23,068,316
	$73,886,391	$434,305	$74,320,696

(1)	Residential subservicing includes non-performing loans serviced for Freddie Mac.

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

Custodial accounts, which hold funds representing collections of principal and interest we receive from borrowers, are held in escrow by an unaffiliated bank and excluded from our Consolidated Balance Sheet. Custodial accounts amounted to approximately $397,000 and $320,300 at June 30, 2011 and December 31, 2010, respectively.

Valuation Allowance for Impairment. During 2008, we established a valuation allowance for impairment of $3,624 on the high-loan-to-value stratum of our mortgage servicing rights as the estimated fair value was less than the carrying value. Changes in the valuation allowance for impairment are reflected in Servicing and origination expenses in our Consolidated Statement of Operations. Net of the current valuation allowance of $2,163, the carrying value of this stratum was $725 at June 30, 2011. For all other strata, the fair value was above the carrying value at June 30, 2011.

The estimated fair value of residential MSRs at June 30, 2011 and December 31, 2010 was $213,767 and $237,407, respectively. The more significant assumptions used in the June 30, 2011 valuation include prepayment speeds ranging from 11.2% to 23.3% (depending on loan type) and 90+ non-performing delinquency rates ranging from 15.9% to 28.3% (depending on loan type). Other assumptions include an interest rate of 1-month LIBOR plus 4% for computing the cost of financing advances, an interest rate of 1-month LIBOR for computing float earnings and a discount rate of 20%.

Servicing Liabilities. Servicing liabilities are included in Other liabilities. See Note 14 for additional information.

NOTE 9	RECEIVABLES

Receivables consisted of the following at the dates indicated:

	Receivables	Allowance for Credit Losses	Net
June 30, 2011
Servicing (1)	$43,519	$(386)	$43,133
Income taxes receivable	4,073	—	4,073
Affordable housing (2)	7,014	(5,068)	1,946
Due from Altisource (3)	2,356	—	2,356
Other	2,804	(1,246)	1,558
	$59,766	$(6,700)	$53,066

December 31, 2010
Servicing (1)	$59,436	$(262)	$59,174
Income taxes receivable	3,620	—	3,620
Affordable housing (2)	6,882	(5,866)	1,016
Due from Altisource (3)	2,445	—	2,445
Other	4,586	(1,323)	3,263
	$76,969	$(7,451)	$69,518

(1)
The balances at June 30, 2011 and December 31, 2010 arise from our Servicing business and primarily include reimbursable expenditures due from investors and amounts to be recovered from the custodial accounts of the trustees.

(2)
The balances at June 30, 2011 and December 31, 2010 primarily represent annual payments to be received through June 2014 for proceeds from sales of investments in affordable housing properties. None of these receivables is delinquent.

(3)	See Note 20 for additional information regarding our relationship with Altisource.

Receivable balances are evaluated individually. The change in the allowance for credit losses for the six months ended June 30, 2011 and the balance of the related receivables at those dates were as follows:

	Affordable Housing	Other	Total

Beginning allowance for credit losses balance	$5,866	$1,323	$7,189
Charge offs	—	(7)	(7)
Recoveries	—	(70)	(70)
Provision (reversal), net	(798)	—	(798)
Ending allowance for credit losses balance	$5,068	$1,246	$6,314

Ending receivables balance	$7,014	$2,804	$9,818

NOTE 10	OTHER ASSETS

Other assets consisted of the following at the dates indicated:

	June 30, 2011	December 31, 2010
Debt service accounts (1)	$53,656	$86,234
Interest earning collateral deposits (2)	27,264	25,738
Prepaid lender fees and debt issuance costs, net (3)	11,743	22,467
Term note (4)	4,200	5,600
Real estate, net	3,910	4,682
Other	10,126	13,561
	$110,899	$158,282

(1)
Under our three advance funding facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balance also includes amounts that have been set aside from the proceeds of our four match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. These funds are held in interest earning accounts.

(2)	Includes $19,265 and $18,684 of cash collateral held by the counterparties to our interest rate swap agreements as at June 30, 2011 and December 31, 2010, respectively.

(3)
Costs at June 30, 2011 and December 31, 2010 relate to match funded liabilities and other secured borrowings of the Servicing segment. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt. We amortized the debt issuance costs related to the $350,000 senior secured term loan through June 9, 2011 when we terminated the facility and repaid the remaining outstanding balance.

(4)
In March 2009, we issued a $7,000 note receivable, maturing on April 1, 2014, in connection with advances funded by the Ocwen Servicer Advance Funding, LLC (OSAF) term note pledged as collateral, as described in Note 13. We receive 1-Month LIBOR plus 300 basis points (bps) under the terms of this note receivable. Under the terms of the note, repayments of $1,400 per year are required beginning April 1, 2010. We are obligated to pay 1-Month LIBOR plus 350 bps under the terms of a five-year note payable to the same counterparty. We do not have a contractual right to offset these payments. This note is performing in accordance with its terms and we have not recognized an allowance for credit losses at June 30, 2011 or December 31, 2010.

NOTE 11	MATCH FUNDED LIABILITIES

Match funded liabilities, as more fully described in Note 1—Principles of Consolidation – Match Funded Advances on Loans Serviced for Others, are comprised of the following at:

				Unused	Balance Outstanding
Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Borrowing Capacity (2)	June 30, 2011	December 31, 2010
Advance Receivable Backed Note Series 2009-3 (3)	4.14%	Jul. 2023	Jul. 2012	$—	$210,000	$210,000
Variable Funding Note Series 2009-2 (4)	1-Month LIBOR + 350 bps	Nov. 2023	Nov. 2012	88,000	—	—
Variable Funding Note Series 2009-1 (5)	Commercial paper rate + 200 bps	Feb. 2022	Feb. 2012	258,827	41,173	1,095
Advance Receivable Backed Note Series 2010-1 (3)(6)	3.59%	Sep. 2023	Feb. 2011	—	120,000	200,000
Class A-1 Term Note (7)	Commercial paper rate + 350 bps	Aug. 2043	Aug. 2013	—	451,538	721,000
Class A-2 Variable Funding Note (7)	Commercial paper rate + 350 bps	Aug. 2043	Aug. 2013	200,000	—	—
Class B Term Note (7)	Commercial paper rate + 525 bps	Aug. 2043	Aug. 2013	—	21,023	33,500
Class C Term Note (7)	Commercial paper rate + 625 bps	Aug. 2043	Aug. 2013	—	19,991	31,900
Class D Term Note (7)	1-Month LIBOR + 750 bps	Aug. 2043	Aug. 2013	—	15,434	24,600
Advance Receivable Backed Notes (8)	1-Month LIBOR + 400 bps	Mar. 2020	May 2011	—	—	10,315
Advance Receivable Backed Notes (9)	1-Month LIBOR + 200 bps	Jan. 2014	Jul. 2013	102,161	162,839	250,119
				$648,988	$1,041,998	$1,482,529

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

(7)
These notes were issued in connection with the financing of advances acquired as part of our acquisition (the HomEq Acquisition) of the U.S. non-prime mortgage servicing business of Barclays Bank PLC on September 1, 2010.

(8)	On June 30, 2011, we terminated this facility and repaid the outstanding balance.

(9)
We renewed this facility on June 30, 2011 at which time the maximum borrowing capacity was reduced to $265,000 from $500,000 and the amortization date was extended by two years to July 2013. In addition, the facility fee, which is payable in monthly installments, was reduced to 1.00% annually of the maximum borrowing capacity from 1.30%.

NOTE 12	SECURED BORROWINGS – OWED TO SECURITIZATION INVESTORS

Secured borrowings – owed to securitization investors of $58,696 and $62,705 at June 30, 2011 and December 31, 2010, respectively, consist of certificates that represent beneficial ownership interests in four securitization trusts that we include in our consolidated financial statements, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. The holders of these certificates have no recourse against the assets of Ocwen.

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

NOTE 13	LINES OF CREDIT AND OTHER SECURED BORROWINGS

Secured lines of credit from various unaffiliated financial institutions are as follows:

				Unused	Balance Outstanding
Borrowings	Collateral	Interest Rate	Maturity	Borrowing Capacity	June 30, 2011	December 31, 2010

Servicing:
Senior secured term loan (1)		1-Month LIBOR + 700 bps with a LIBOR floor of 2% (1)	June 2015	$—	$—	$197,500
Fee reimbursement advance	Term note (2)	Zero coupon	March 2014	—	36,000	48,000
Term note (3)	Advances	1-Month LIBOR + 350 basis points	March 2014	—	4,200	5,600
				—	40,200	251,100
Corporate Items and Other
Securities sold under an agreement to repurchase (4)	Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes	(4)	(4)	—	6,716	7,774
					46,916	258,874
Discount (2)				—	(5,458)	(12,801)
				$—	$41,458	$246,073

(1)	On June 9, 2011, we terminated this facility and repaid the outstanding balance. We amortized the remaining balance of the original issue discount through this date.

(2)
We have pledged our interest in a $60,000 term note issued by OSAF on March 31, 2009 as collateral for this advance. In turn, we have pledged advances on loans serviced for others as collateral for the OSAF note, similar to match funded advances and liabilities. The fee reimbursement advance is payable annually no later than April 30 in five installments of $12,000. However, under the service agreement that governs this advance, a portion of the annual installment is forgiven if the net written premium by the lender for insurance on serviced loans and real estate exceeds $100,000 during the contract year that ends each March 31. Based on the net written premium for the contract year ended March 31, 2011, the lender forgave $1,246 of the outstanding debt balance. We recognized this gain on the extinguishment of debt in Other income (expense), net. We repaid the remainder of the annual $12,000 installment in April 2011. The advance does not carry a stated rate of interest. However, we are compensating the lender for the advance of funds by forgoing the receipt of fees due from the lender over the five-year term of the advance. Accordingly, we recorded the advance as a zero-coupon bond issued at an initial implied discount of $14,627. We used an implicit market rate of 10.1% to compute the discount that we are amortizing to interest expense over the five-year term of the advance. The unamortized balance of the discount at June 30, 2011 is $5,458.

(3)
This note that was issued by OSAF is secured by advances on loans serviced for others, similar to match funded advances and liabilities. The lender has pledged its interest in this note to us as collateral against the $5,600 term note receivable from the lender that we hold. See Note 10 additional information.

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

NOTE 14	OTHER LIABILITIES

Other liabilities were comprised of the following at the dates indicated:

	June 30, 2011	December 31, 2010
Accrued expenses (1)(2)	$34,248	$55,816
Checks held for escheat	18,135	18,087
Derivatives, at fair value	15,787	15,670
Deferred income	8,869	10,394
Accrued interest payable	4,029	4,830
Payable to Altisource (3)	3,333	3,877
Servicing liabilities (4)	3,169	3,415
Liability for selected tax items	2,913	2,913
Other (5)	15,669	25,237
	$106,152	$140,239

(1)
The balances at June 30, 2011 and December 31, 2010 include $2,700 and $24,366, respectively, of litigation reserves. During 2011, we paid the settlement of one legal proceeding and a judgment in another case. See Note 22 for additional information regarding these cases.

(2)
During 2010, in connection with the HomEq Acquisition, we accrued facility closure costs of $7,794 for the termination of the HomEq office leases effective in 2013 and $32,954 for employee termination benefits. The balances at June 30, 2011 and December 31, 2010 include $6,526 and $7,794, respectively, of lease termination accruals. The balance at December 31, 2010 includes $1,332 of accruals for employee termination benefits. The change in the accrual balances is due to payments made, net of $27 of amortization of the discount recorded at the time that the lease termination accrual was established.

(3)	See Note 20 for additional information regarding our relationship with Altisource.

(4)
We recognize a servicing liability for those agreements that are not expected to compensate us adequately for performing the servicing. During the first six months of 2011, amortization of servicing liabilities exceeded the amount of charges we recognized to increase servicing liability obligations by $246. Amortization of mortgage servicing rights is reported net of this amount in the Consolidated Statement of Operations.

(5)	The balances at June 30, 2011 and December 31, 2010 include $7,704 and $14,943, respectively, due to investors in connection with loans we service under subservicing agreements.

NOTE 15	DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Management

We include certain securitization trusts in our consolidated financial statements as more fully described in Note 1—Securitizations of Residential Mortgage Loans. As a result, we report the fair value of an interest rate swap that is held by one of the securitization trusts. Under the terms of the swap, the trust pays a fixed rate of 4.935% and receives a variable rate equal to 1-Month LIBOR. The notional amount and fair value of the swap was $7,500 and $(133), respectively, at June 30, 2011. This swap was not designated as a hedge and matures in November 2011.

In April 2010, we entered into a $250,000 non-amortizing interest rate swap to hedge against the effects of a change in 1-Month LIBOR on borrowing under a $500,000 advance funding facility that carries a variable interest rate. The balance outstanding under this facility at June 30, 2011 was $162,839. Under the terms of the swap, we pay a fixed rate of 2.059% and receive a variable rate equal to 1-Month LIBOR. Settlements commenced in August 2010 and the swap matures in July 2013. The notional amount and fair value of the swap was $250,000 and $(7,677), respectively, at June 30, 2011. Projected net settlements for the next twelve months total approximately $3,637 of payments to the counterparty. We designated this swap as a cash flow hedge.

In June 2010, we entered into two amortizing interest rate swaps with notional amounts totaling $637,200 to hedge against the effects of changes in the lender’s commercial paper rate and 1-Month LIBOR on borrowings under a second variable-rate advance funding facility entered into in connection with the HomEq Acquisition. The balance outstanding under this facility at June 30, 2011 was $507,986. Under the terms of the two swaps, we pay fixed rates of 1.575% and 1.5275%, respectively, and receive a variable rate equal to 1-Month LIBOR. Settlements commenced in September 2010 and the swaps mature in August 2013. The notional amount and fair value of the swap was $508,104 and $(7,977), respectively, at June 30, 2011. Projected net settlements for the next twelve months total approximately $5,236 of payments to the counterparty. We designated these swaps as cash flow hedges.

The following table summarizes the use of derivatives during the six months ended June 30, 2011:

	Foreign
	Exchange	Interest Rate
	Forwards	Swaps

Notional balance at December 31, 2010	$6,400	$846,888
Additions
Maturities	(6,400)	(81,284)
Terminations	—	—
Notional balance at June 30, 2011	$—	$765,604

Fair value of derivative assets (liabilities) at (1):
June 30, 2011	$—	$(15,787)
December 31, 2010	$319	$(15,670)

Maturity	April 2011	November 2011 to August 2013

(1)	Derivatives are reported at fair value in Other assets or in Other liabilities.

Net realized and unrealized losses included in Other income (expense), net related to derivative financial instruments that were not designated as hedges were $6 and $710 for the three months ended June 30, 2011 and 2010, respectively. For the year to date periods the net realized and unrealized losses were $117 and $1,144 for 2011 and 2010, respectively. Other income (expense), net for the three and six months ended June 30, 2011 also includes $888 and $1,131, respectively, of unrealized losses arising from ineffectiveness of the interest rate swaps that we designated as cash flow hedges. For both the three and six months ended June 30, 2010, unrealized losses of $32 arising from the ineffectiveness of the interest rate swaps that we designated as cash flow hedges were included in Other income (expense), net.

Included in Accumulated other comprehensive loss at June 30, 2011 and December 31, 2010, respectively, was $13,695 and $14,435 of deferred unrealized losses, before taxes of $4,946 and $5,196, respectively, on the interest rate swaps that we designated as cash flow hedges.

NOTE 16	SERVICING AND SUBSERVICING FEES

We earn fees for providing services to owners of mortgage loans and foreclosed real estate. The following table presents the principal components of servicing and subservicing fees for the periods ended June 30:

	Three months		Six months
	2011	2010	2011	2010
Loan servicing and subservicing fees	$72,304	$47,347	$149,741	$93,260
Home Affordable Modification Program (HAMP) fees	8,654	4,585	17,292	11,038
Late charges	6,691	7,235	15,236	15,415
Loan collection fees	2,363	2,113	4,917	4,256
Custodial accounts (float earnings) (1)	533	960	1,072	1,448
Other	5,292	3,696	10,084	6,999
	$95,837	$65,936	$198,342	$132,416

(1)	For the three and six months ended June 30, 2010, float earnings included $137 and $619 of interest income from our investment in auction rate securities.

NOTE 17	INTEREST EXPENSE

The following table presents the components of Interest expense for each category of our interest-bearing liabilities for the periods ended June 30:

	Three months		Six months
	2011	2010	2011	2010
Match funded liabilities	$18,170	$11,666	$38,954	$21,667
Lines of credit and other secured borrowings	2,026	377	17,264	899
Secured borrowings – owed to securitization investors	198	34	393	224
Investment line	—	—	—	376
Debt securities:
3.25% Convertible Notes	459	459	917	917
10.875% Capital Trust Securities	710	712	1,420	1,534
Other	250	111	408	213
	$21,813	$13,359	$59,356	$25,830

NOTE 18	BASIC AND DILUTED EARNINGS PER SHARE

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

The following is a reconciliation of the calculation of basic EPS to diluted EPS for the periods ended June 30:

	Three months		Six months
	2011	2010	2011	2010
Basic EPS:
Net income attributable to Ocwen Financial Corporation	$26,378	$16,038	$48,452	$36,898

Weighted average shares of common stock	100,943,402	100,168,953	100,853,424	100,072,950

Basic EPS	$0.26	$0.16	$0.48	$0.37

Diluted EPS:
Net income attributable to Ocwen Financial Corporation	$26,378	$16,038	$48,452	$36,898
Interest expense on 3.25% Convertible Notes, net of income tax (1)	294	302	588	603
Adjusted net income attributable to Ocwen Financial Corporation	$26,672	$16,340	$49,040	$37,501

Weighted average shares of common stock	100,943,402	100,168,953	100,853,424	100,072,950
Effect of dilutive elements:
3.25% Convertible Notes (1)	4,637,224	4,637,224	4,637,224	4,637,224
Stock options (2) (3)	2,529,962	2,921,915	2,454,033	2,813,837
Common stock awards	—	—	—	2,775
Dilutive weighted average shares of common stock	108,110,588	107,728,092	107,944,681	107,526,786

Diluted EPS	$0.25	$0.15	$0.45	$0.35

Stock options excluded from the computation of diluted EPS:
Anti-dilutive (2)	20,000	20,000	20,000	20,000
Market-based (3)	1,615,000	1,770,000	1,615,000	1,770,000

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

(2)	These stock options were anti-dilutive under the treasury stock method.

(3)	Shares that are issuable upon the achievement of certain performance criteria related to OCN’s stock price and an annualized rate of return to investors.

NOTE 19	BUSINESS SEGMENT REPORTING

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

Corporate Items and Other. We report items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash and certain corporate expenses in Corporate Items and Other. Debt securities, which are comprised of the 3.25% Convertible Notes and the 10.875% Capital Trust Securities, are also included in Corporate Items and Other.

Effective with the segment realignment discussed above, Corporate Items and Other includes the former Loans and Residuals segment and the former Asset Management Vehicles segment. Our recently acquired equity investment in Correspondent One is also included in Corporate Items and Other.

The former Loans and Residuals segment included our investments in subprime residential loans held for resale and subprime residual mortgage backed trading securities related to our former subprime loan origination operation and whole loan purchase and securitization activities. The Loans and Residuals segment also included the four loan securitization trusts that we began including in our consolidated financial statements effective January 1, 2010. The former Asset Management Vehicles segment was comprised of our 25% equity investment in OSI and approximately a 25% equity investment in ONL and OREO. These unconsolidated entities are engaged in the management of residential assets. Other business activities included in Corporate Items and Other that are not considered to be of continuing significance include our affordable housing investment activities.

We allocate interest income and expense to each business segment for funds raised or funding of investments made, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. We also allocate expenses generated by corporate support services to each business segment.

Financial information for our segments is as follows:

	Servicing	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations

For the three months ended June 30, 2011

Revenue (1)(2)	$105,493	$635	$(291)	$105,837
Operating expenses (3)	40,799	1,630	(175)	42,254
Income (loss) from operations	64,694	(995)	(116)	63,583
Other income (expense), net:
Interest income	34	2,255	—	2,289
Interest expense (3)	(21,751)	(62)	—	(21,813)
Other (2)	(86)	(3,053)	116	(3,023)
Other income (expense), net	(21,803)	(860)	116	(22,547)
Income (loss) before income taxes	$42,891	$(1,855)	$—	$41,036

For the three months ended June 30, 2010

Revenue (1)(2)	$75,759	$601	$(407)	$75,953
Operating expenses (3)	41,241	3,629	(212)	44,658
Income (loss) from operations	34,518	(3,028)	(195)	31,295
Other income (expense), net:
Interest income	48	1,852	—	1,900
Interest expense (3)	(13,017)	(342)	—	(13,359)
Other (2)(4)	(124)	(6,645)	195	(6,574)
Other income (expense), net	(13,093)	(5,135)	195	(18,033)
Income (loss) before income taxes	$21,425	$(8,163)	$—	$13,262

	Servicing	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated

For the six months ended June 30, 2011

Revenue (1)(2)	$216,362	$1,107	$(626)	$216,843
Operating expenses (3)	80,581	3,201	(329)	83,453
Income (loss) from operations	135,781	(2,094)	(297)	133,390
Other income (expense), net:
Interest income	81	4,377	—	4,458
Interest expense (3)	(59,252)	(104)	—	(59,356)
Other (2)	1,061	(4,325)	297	(2,967)
Other income (expense), net	(58,110)	(52)	297	(57,865)
Income (loss) before income taxes	$77,671	$(2,146)	$—	$75,525

For the six months ended June 30, 2010:

Revenue (1)(2)	$151,212	$1,138	$(811)	$151,539
Operating expenses (3)	72,028	8,211	(404)	79,835
Income (loss) from operations	79,184	(7,073)	(407)	71,704
Other income (expense), net:
Interest income	110	5,435	—	5,545
Interest expense (3)	(24,154)	(1,676)	—	(25,830)
Other (2)(4)	(1,209)	(5,910)	407	(6,712)
Other income (expense), net	(25,253)	(2,151)	407	(26,997)
Income (loss) before income taxes	$53,931	$(9,224)	$—	$44,707

Total Assets
June 30, 2011	$1,893,917	$394,832	$—	$2,288,749

December 31, 2010	$2,495,966	$425,443	$—	$2,921,409

June 30, 2010	$1,550,231	$527,298	$—	$2,077,529

(1)	Intersegment revenues are as follows:

	Servicing	Corporate Items and Other	Business Segments Consolidated

For the three months ended June 30, 2011	$270	$21	$291
For the three months ended June 30, 2010	363	44	407
For the six months ended June 30, 2011	571	55	626
For the six months ended June 30, 2010	720	91	811

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

(3)	Depreciation and amortization expense are as follows:

	Servicing	Corporate Items and Other	Business Segments Consolidated
For the three months ended June 30, 2011:
Depreciation expense	$25	$112	$137
Amortization of MSRs	9,926	—	9,926
Amortization of debt discount	1,297	—	1,297
Amortization of debt issuance costs – senior secured term loan	833	—	833

For the three months ended June 30, 2010:
Depreciation expense	$16	$331	$347
Amortization of MSRs	7,854	—	7,854
Amortization of debt discount	958	—	958

For the six months ended June 30, 2011:
Depreciation expense	$50	$837	$887
Amortization of MSRs	18,849	—	18,849
Amortization of debt discount	7,343	—	7,343
Amortization of debt issuance costs – senior secured term loan	8,604	—	8,604

For the six months ended June 30, 2010:
Depreciation expense	$29	$712	$741
Amortization of MSRs	14,229	—	14,229
Amortization of debt discount	2,104	—	2,104

(4)	Other income (expense) for the three and six months ended June 30, 2010 includes net losses on auction rate securities of $1,703 and $938, respectively, recorded in Corporate Items and Other.

NOTE 20	RELATED PARTY TRANSACTIONS

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

For the three and six months ended June 30, 2011, we generated revenues of $2,473 and $5,379, respectively, under our agreements with Altisource, principally from fees for providing referral services to Altisource. During the same periods of 2010, we generated revenues of $3,843 and $7,034, respectively. We also incurred expenses of $5,301 and $10,392 during the three and six months ended June 30, 2011, respectively, principally for technology products and support services including the REAL suite of products that support our Servicing business. During the same periods of 2010, we incurred expenses of $4,899 and $9,581, respectively. At June 30, 2011, the net payable to Altisource was $977.

In December 2010, we entered into an agreement with Altisource to sublease 2,094 square feet of space as our principal executive office in Atlanta, Georgia. Under the terms of the agreement, Ocwen is responsible for monthly base rent of $3 plus a proportionate amount of maintenance costs and other shared services. The sublease is in effect through October 2014.

As disclosed in Note 1, Ocwen and Altisource each acquired a 50% equity interest in Correspondent One in March 2011. Correspondent One, which was still in the formation stage as of June 30, 2011, facilitates the purchase of conforming and government-guaranteed residential mortgages from approved mortgage originators and resells the mortgages to secondary market investors. As of June 30, 2011, Ocwen had invested $3,025 in Correspondent One. See Note 23 regarding our additional investment in Correspondent One of $11,975 in July 2011.

NOTE 21	REGULATORY REQUIREMENTS

Ocwen is subject to extensive regulation by federal, state and local governmental authorities including the Federal Trade Commission, the SEC, the new Consumer Finance Protection Bureau and the state agencies that license its servicing and collection entities. The Company must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act and the Homeowners Protection Act. These statutes apply to debt collection, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.

Ocwen is also subject to licensing and regulation as a mortgage service provider and/or debt collector in a number of states. It is subject to audits and examinations that are conducted by the states. From time to time, the Company receives requests from state and other agencies for records, documents and information regarding policies, procedures and practices regarding loan servicing and debt collection business activities.

There are a number of foreign regulations that are applicable to Ocwen’s operations in India including acts that govern licensing, employment, safety, taxes, insurance and the basic law which governs the creation, continuation and the winding up of companies as well as the relationships between the shareholders, the Company, the public and the government. The Central Act is applicable to all of India while various state acts may be applicable to certain locations in India.

NOTE 22	COMMITMENTS AND CONTINGENCIES

Litigation

Since April 2004, we have been included as a defendant in litigation in federal court in Chicago which consolidated certain class actions and individual actions brought by borrowers in various federal and state courts challenging the defendants’ mortgage servicing practices, including charging improper or unnecessary fees, misapplying borrower payments and similar allegations (the MDL Proceeding). We believe the allegations in the MDL Proceeding are without merit and have defended against them vigorously. In the interests of obtaining finality and cost certainty with regard to this complex and protracted litigated matter, however, defendants, including Ocwen, have entered into a definitive written agreement with plaintiffs’ counsel with respect to a class settlement. Ocwen’s portion of the proposed settlement payment is $5,163 plus certain other non-cash consideration and administrative costs. On July 1, 2011, the Court granted final approval to this class settlement. Defendants, including Ocwen, have paid their respective portions of the settlement into escrow and notice of the settlement has been provided to potential class members. The settlement is subject to potential opt outs and/or appeals by individual plaintiffs. In either or both events, we will continue to vigorously defend such matters.

In September 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc. (ABFS) brought an action against multiple defendants, including Ocwen, in Bankruptcy Court. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by Ocwen of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. The Trustee filed an amended complaint in March 2007 alleging various claims against Ocwen including turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. In April 2008, Ocwen filed an answer denying all charges and a counterclaim for breach of contract, fraud, negligent misrepresentation and indemnification in connection with the MSR purchase transaction. Fact discovery is complete and both Ocwen and the Trustee have filed motions for partial summary judgment. We believe that the Trustee’s allegations against Ocwen are without merit and intend to continue to vigorously defend against this matter.

We are subject to various other pending legal proceedings. In our opinion, the resolution of those proceedings will not have a material effect on our financial condition, results of operations or cash flows.

Tax Matters

On December 21, 2009, the India tax authorities issued a draft income tax assessment order (the First Order) with respect to assessment year 2006 – 2007. The proposed adjustment would impose upon OFSPL additional tax of INR 41,760 ($934) and interest of INR 18,297 ($409) for the Assessment Year 2006 – 2007, and penalties may be assessed. OCN and OFSPL intend to vigorously contest this Order and any imposition of tax and interest and do not believe they have violated any statutory provision or rule. OFSPL has filed an application with the Dispute Resolution Panel for the First Order. OFSPL received the final assessment order (the Second Order) on November 24, 2010, with a demand of INR 64,085 ($1,433), reflecting tax of INR 41,712 ($933) and interest of INR 22,373 ($500). In response, OFSPL petitioned for assistance to be provided by the Competent Authority under the Mutual Agreement Procedures of the U.S./India income tax treaty, furnished a Bank Guarantee for INR 76,754 ($1,716) related to transfer pricing matters and paid INR 7,647 ($171) towards non-transfer pricing issues. Furthermore, OFSPL has submitted an appeal of the Second Order to the Income Tax Appellate Tribunal.

On January 4, 2011, OFSPL received a draft assessment order (the Third Order) with respect to assessment year 2007 – 2008. The proposed adjustment would impose upon OFSPL additional tax of INR 63,885 ($1,428) and interest of INR 28,748 ($643). OFSPL has filed an application with the Dispute Resolution Panel for the Third Order. Due to the uncertainties inherent in the Appeals and Competent Authority processes, OCN and OFSPL cannot currently estimate any additional exposure beyond the amount currently detailed in the Orders. We also cannot predict when these tax matters will be resolved. Competent Authority assistance requests under the Mutual Agreement Procedures should preserve OCN’s right to offset any potential increase in India taxes against OCN’s U.S. taxes.

Other Information

In July 2010, OLS received two subpoenas from the Federal Housing Finance Agency (FHFA) as conservator for Freddie Mac and Fannie Mae in connection with ten private label mortgage securitization transactions where Freddie Mac has invested. The transactions include mortgage loans serviced but not originated by OLS or its affiliates. There is no allegation of wrongdoing in the subpoenas against OLS, and we are cooperating with the FHFA’s requests.

On November 24, 2010, OLS received a Civil Investigative Demand (CID) from the Federal Trade Commission (FTC) requesting documents and information regarding various servicing activities. There is no allegation of wrongdoing in the CID against OLS, and we are cooperating with the FTC’s request.

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

Ocwen has been a party to loan sales and securitizations dating back to the 1990s. The majority of securities issued in these transactions have been retired and are not subject to putback risk. There is one remaining securitization with an original UPB of approximately $200,000 where Ocwen provided representations and warranties and the loans were originated in the last decade. Ocwen performed due diligence on each of the loans included in this securitization. The outstanding UPB of this securitization was $54,288 at June 30, 2011, and the outstanding balance of the notes was $54,123. Ocwen is not aware of any inquiries or claims regarding loan putbacks for any transaction where we made representations and warranties. We do not expect loan putbacks to result in any material change to our financial position, operating results or liquidity.

NOTE 23	SUBSEQUENT EVENTS

On July 7, 2011, we invested an additional $11,975 in Correspondent One which increased our total investment to $15,000 and fulfilled our committed funding obligation. Our ownership was reduced below 50% due to investments by certain Lenders One members.

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

Ocwen is an established industry leader in cost of servicing and ability to manage delinquencies and advances. While we will continue to pursue improvements in these areas, our plan for 2011 is more heavily focused on access to new servicing business and reducing our cost of capital relative to our peers, both banks and non-banks.

For accessing new servicing business, we have a four-pronged strategy:

1.	Acquisition of existing servicing platforms
2.	Special servicing opportunities (both residential and commercial)
3.	Flow servicing
4.	New servicing segments

As a result of the Litton acquisition, expected to close on September 1, 2011, Ocwen’s servicing UPB is expected to grow by an estimated $39 billion, which is the projected UPB remaining from the March 31, 2011 balance of $41.2 billion. This represents growth of more than 50% and will move Ocwen’s overall servicing portfolio to over $100 billion in UPB. Acquisition of this largely non-prime portfolio will make Ocwen the largest non-prime servicer in the United States. Other non-prime servicing platforms are likely to come to market in the next several months, and we believe that Ocwen can compete effectively for these opportunities, although Ocwen will not necessarily be the winning bidder in all cases. With our highly automated platform, we can quickly scale our servicing capabilities to handle acquired loan portfolios with only modest additions to infrastructure.

We continue to pursue subservicing transactions, the acquisition of existing servicing portfolios and platforms and special servicing opportunities. We have been able to grow our average residential UPB serviced significantly since the end of 2008 without access to a flow of newly originated business. On flow servicing, we worked with Altisource and its Lenders One business (which generated approximately 6% of new loans originated in the U.S. in 2010) to create a new entity to securitize newly originated loans. In March 2011, Ocwen and Altisource each acquired a 50% equity interest in this new entity, Correspondent One. Our investment of $11,975 in July 2011 fulfilled our $15,000 committed funding obligation to Correspondent One. We believe that this venture can improve the economics for the members of Lenders One and allow Ocwen to compete for servicing rights for newly originated FHA loans. Should proposed changes in the servicing fee structure for Fannie Mae and Freddie Mac loans be implemented, Ocwen may be able to compete for the servicing of an even broader potential flow of new loans.

We also plan on evaluating and developing capabilities to service new segments of the servicing industry such as reverse mortgages and home equity lines of credit. In addition, we plan to deploy a full on-shore servicing alternative for entities that limit or prohibit offshore activities by their service providers.

Results of our revenue growth initiatives include:

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

●
On April 15, 2011, we entered an agreement to subservice approximately 13,000 non-agency mortgage loans with a UPB of approximately $2,900,000. The boarding dates were May 2 and 16, 2011. This agreement provides for reimbursement of servicing advances.

●
On June 5, 2011, we entered into a Purchase Agreement pursuant to which we agreed to acquire all of the outstanding partnership interests of Litton Loan Servicing LP (Litton), a provider of servicing and subservicing of primarily non-prime residential mortgage loans, from The Goldman Sachs Group, Inc. The purchase will result in the acquisition of a servicing portfolio of approximately $41.2 billion in UPB of primarily non-prime residential mortgage loans as of March 31, 2011 and the servicing platform based in Houston, Texas, Dallas, Texas and Atlanta, Georgia. The transaction is expected to close on September 1, 2011. UPB at the time of closing is estimated at $39 billion.

We expect to continue in 2011 to roll out new initiatives designed to reduce the cost of servicing and to improve our ability to manage delinquencies and advances. These initiatives will also improve borrower customer service levels, increase loan modifications and reduce re-defaults on loan modifications. We have already rolled out our “Shared Appreciation Modification” in most states which incorporates principal reductions and lower payments for borrowers while still providing some ability for investors to recoup losses if property values increase over time. We also rolled out our “Appointment Model” approach for communicating with our delinquent borrowers which will allow borrowers to schedule a time to review their files with a resolution specialist. By allowing both the borrower and the resolution specialist to prepare for discussions in advance, we believe that the Appointment Model approach is the best way to improve service and provide borrowers with the choice of a single point of contact.

Inquiries into servicer foreclosure practices are continuing and bring the possibility of action by state or federal government bodies, regulators or courts that could have an adverse effect on the average foreclosure timeline and increase asset intensity. Through 2010, the average number of days to complete a foreclosure action extended by 53 days in judicial foreclosure states and 43 days in traditional non-judicial foreclosure states as compared to 2009. In the first half of 2011, foreclosure timelines have increased by an additional 48 days in judicial foreclosure states and 3 days in traditional non-judicial foreclosure states as compared to 2010 averages. Despite this timeline extension, the 90+ non-performing delinquency rate on the Ocwen portfolio as a percentage of UPB has decreased from 27.3% at December 31, 2010 to 24.2% at June 30, 2011. This improvement occurred because fewer loans entered delinquency and because of improved loss mitigation. It is not possible to predict the full financial impact of changes in foreclosure practices, but if the extension of timelines causes delinquency rates to rise, this could lead to a delay in revenue recognition and collections, an increase in operating expenses and an increase in the advance ratio. An increase in the advance ratio would lead to increased borrowings, reduced cash and higher interest expense.

Ocwen is pursuing a strategic opportunity that over time could significantly reduce the amount of capital we require through our relationship with a newly formed entity called Home Loan Servicing Solutions, Ltd. (HLSS). Initially formed by Ocwen’s Chairman, William C. Erbey, HLSS intends to acquire and hold MSRs and related servicing advances in a more efficient manner than is currently feasible for Ocwen. HLSS and Ocwen intend to enter into an agreement pursuant to which HLSS will purchase a substantial portion of the MSRs and related servicing advances (the Acquisition) that Ocwen acquired in connection with the HomEq Acquisition. HLSS will also assume the related match funded liabilities under the HomEq Servicing advance facility.

Ocwen has proposed a change in the structure of the Acquisition. Rather than selling the identified MSRs at the closing of the Acquisition, Ocwen now plans to sell the right to receive the servicing fees, excluding ancillary income, relating to such MSRs (Rights to MSRs). Under this structure, Ocwen would initially retain legal ownership of the MSRs and continue to service the related mortgage loans. Ocwen will be obligated to transfer legal ownership of the MSRs to HLSS once the required third party consents are obtained. The sale of the Rights to MSRs to HLSS would achieve an economic result for Ocwen substantially identical to a sale of the MSRs. All other elements of the Acquisition remain the same in all material respects, and Ocwen believes that this change will not have a material impact on the strategic or financial benefits that Ocwen anticipated it would realize from the Acquisition as originally structured.

As part of the Acquisition, which HLSS intends to finance through proceeds from an initial public offering of its ordinary shares, HLSS plans to engage Ocwen to subservice the MSRs if and when the third party consents required to own the MSRs directly are obtained, and Ocwen will receive a fee for performing this function pursuant to a subservicing agreement. Ocwen may use this cash in any combination to pay down debt, repurchase stock or purchase additional MSRs. Ocwen expects that the reduction in the equity required to run Ocwen’s servicing business will be relatively greater than the reduction in net income, thus improving the return on equity of its servicing business.

HLSS may acquire additional MSRs or rights similar to the Rights to MSRs from Ocwen and enter into related subservicing arrangements with Ocwen in the future. HLSS may also acquire MSRs from third parties which could increase the benefit of this strategy to Ocwen by boosting the size of its subservicing portfolio with little or no capital requirement on the part of Ocwen if HLSS chooses to engage Ocwen as a subservicer on these acquisitions. If HLSS is successful in acquiring all or most of Ocwen’s portfolio of MSRs, Ocwen could evolve over time into a “capital-light” fee-for-service business. Ocwen cannot assure you that it will consummate the sale of MSRs or Rights to MSRs to HLSS, or that HLSS will continue to engage Ocwen as subservicer. Any Rights to MSRs to be acquired in the Acquisition and in any subsequent acquisitions will be subject to customary closing conditions.

Operating Segments

Effective January 1, 2011, with the growth in our Servicing segment and continuing reductions in the Loans and Residuals and Asset Management Vehicles (AMV) segments, we changed our internal management reporting to focus on the Servicing segment and to include the results for Loans and Residuals and AMVs in Corporate Items and Other. Due to a lack of profitable opportunities to acquire assets, we are allowing the assets of the existing asset management vehicles to run off. The Servicing segment, which comprised nearly 100% of total revenues during the first six months of 2011, represents our sole reported business segment following the change in our reporting structure. Segment results for prior periods have been restated to conform to the current segment structure.

See the Segment Results and Financial Condition section and Note 19 to the Interim Consolidated Financial Statements for additional financial information regarding our segments.

Operations Summary

The HomEq Acquisition has significantly impacted our consolidated operating results. The operating results of the HomEq Servicing business are included in the Servicing segment since the acquisition on September 1, 2010.

The following table summarizes our consolidated operating results for the three and six months ended June 30, 2011 and 2010. We have provided a more complete discussion of operating results by line of business in the Segment Results and Financial Condition section.

	Three months			Six months
	2011	2010	% Change	2011	2010	% Change
Consolidated:
Revenue	$105,837	$75,953	39%	$216,843	$151,539	43%
Operating expenses	42,254	44,658	(5)	83,453	79,835	5
Income from operations	63,583	31,295	103	133,390	71,704	86
Other expense, net	(22,547)	(18,033)	25	(57,865)	(26,997)	114
Income before income taxes	41,036	13,262	209	75,525	44,707	69
Income tax expense (benefit)	14,653	(2,777)	(628)	27,078	7,797	247
Net income	26,383	16,039	64	48,447	36,910	31
Net income (loss) attributable to non-controlling interest in subsidiaries	(5)	(1)	400	5	(12)	(142)
Net income attributable to Ocwen	$26,378	$16,038	64	$48,452	$36,898	31

Segment income (loss) before income taxes:
Servicing	$42,891	$21,425	100%	$77,671	$53,931	44%
Corporate Items and Other	(1,855)	(8,163)	(77)	(2,146)	(9,224)	(77)
	$41,036	$13,262	209	$75,525	$44,707	69

Three Months Ended June 2011 versus June 2010. Residential servicing fees were higher than the second quarter of 2010 as a result of loan modifications and growth in the Servicing portfolio that included approximately $22.4 billion acquired on September 1, 2010 related to the HomEq Acquisition and $6.9 billion added by the Saxon Acquisition completed on May 3, 2010.

Operating expenses for the second quarter of 2011 declined principally because of a decline in professional services as a result of the $5,163 litigation accrual established in the second quarter of 2010 in connection with the settlement of the MDL Proceeding and $1,250 of professional fees incurred in the second quarter of 2010 in connection with the HomEq Acquisition. These declines were substantially offset by the effects in 2011 of the HomEq and Saxon servicing acquisitions that resulted in higher amortization of MSRs and a substantial increase in staffing to service the larger portfolio. Income from operations increased by $32,288, or 103%, in the three months ended June 30, 2011 as compared to 2010.

Other expense, net increased by $4,514 primarily due to $10,918 of interest expense on borrowings related to the HomEq Acquisition. The increase in interest expense was partly offset by the $3,000 write-off of our investment in a real estate partnership and $1,650 of realized losses on the sale of auction rate securities, both in the second quarter of 2010.

Six Months Ended June 2011 versus June 2010. Residential servicing fees were higher than the first six months of 2010 as a result of loan modifications and growth in the Servicing portfolio.

Operating expenses for the first six months of 2011 increased principally because of the HomEq and Saxon servicing acquisitions that resulted in higher amortization of MSRs and a substantial increase in staffing to service the larger portfolio. Partially offsetting these increases was a decline in professional services expense discussed above. Income from operations increased by $61,686, or 86%, in the first six months of 2011 as compared to 2010.

Other expense, net increased by $30,868 primarily due to $36,332 of interest expense on borrowings related to the HomEq Acquisition offset in part by unrealized losses on auction rate securities and the write-off of a commercial real estate investment in 2010 as discussed above. Interest expense for the first six months of 2011 includes the write-off of $12,575 of unamortized discount and deferred debt issuance costs as the result of the prepayment of $180,000 on the $350,000 senior secured term loan, primarily during the second quarter. These write-offs were partially offset by a $6,291 reduction in interest expense on the senior secured term loan as a result of the prepayments.

Change in Financial Condition Summary

The overall decrease in assets of $632,660 or 22% during the first six months of 2011 was principally the result of the following changes:

●	Cash decreased by $23,629.

●	Total advances declined by $519,988 due primarily to a reduction in advances acquired in connection with the HomEq Acquisition.

●	MSRs decreased by $18,394 due primarily to amortization expense of $19,095. We did not purchase any servicing assets during the first six months of 2011.

●	Receivables declined by $16,452 due primarily to declines in amounts to be recovered from custodial accounts of trustees.

●
Other assets declined by $47,383 primarily as a result of a $32,578 decrease in debt service accounts and a $10,724 decrease in debt issuance costs mostly related to prepayment of our senior secured term loan incurred in connection with the HomEq Acquisition. We wrote-off $7,603 of debt issuance costs to interest expense, including $7,187 during the first quarter, as a result of the prepayment of  $180,000 on the $350,000 senior secured term loan.

Liabilities declined by $683,669 or 34%, primarily because of the following items:

●	Match funded liabilities decreased by $440,531 because of repayments as total advances declined.

●
Lines of credit and other secured borrowings declined by $204,615 primarily due to principal repayments of $197,500 related to the $350,000 senior secured term loan facility that we entered into in connection with HomEq Acquisition, including the prepayment of $180,000 mentioned above. These prepayments resulted in the write-off of $4,972 of the related discount to interest expense including $4,699 during the first quarter.

●
Other liabilities declined by $34,087 principally because of a decline in litigation reserves related to a settlement payment in one legal proceeding and a judgment payment in another case. Also, other liabilities due to investors in connection with loans we service under subservicing agreements declined in 2011.

Liquidity Summary

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of June 30, 2011, by this definition, was $205,737, a decrease of $51,154, or 20%, from December 31, 2010. At June 30, 2011, our cash position was $104,167 compared to $127,796 at December 31, 2010. In addition, our available credit on collateralized but unused advance financing capacity declined to $101,570 at June 30 2011 compared to $129,095 at December 31, 2010. The decline in available credit was principally the result of our success reducing advances from December 31, 2010 which resulted in a lower amount of advances pledged to our advance financing facilities.

Our investment policies emphasize principal preservation by limiting investments to include:

●	Securities issued by the U.S. government, a U.S. agency or a U.S. government-sponsored enterprise
●	Money market mutual funds
●	Money market demand deposits
●	Demand deposit accounts

We regularly monitor and project cash flow to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on maintaining cash and unused borrowing capacity that is sufficient to meet the needs of the business.

At June 30, 2011, $648,988 of our total maximum borrowing capacity remained unused. However, as noted above, the amount of collateral pledged to these facilities limits additional borrowing, and only $101,570 of this amount is readily available. We may utilize the unused borrowing capacity in the Servicing business in the future by pledging additional qualifying collateral to these facilities. In order to reduce interest expense, we are reducing unused borrowing capacity to a level that we consider prudent relative to the current levels of advances and match funded advances and to meet our funding needs for reasonably foreseeable changes in advances.

Interest Rate Risk Summary

Interest rate risk is a function of (i) the timing of re-pricing and (ii) the dollar amount of assets and liabilities that re-price at various times. We are exposed to interest rate risk to the extent that our interest rate sensitive liabilities mature or re-price at different speeds, or on different bases, than our interest-earning assets.

We have executed a hedging strategy aimed at largely neutralizing the impact of changes in interest rates within a certain period based on the projected excess of interest rate sensitive liabilities over assets. As of June 30, 2011, the value of our outstanding hedges somewhat exceeded the net exposure of projected interest rate sensitive liabilities and interest rate sensitive assets for the next several years due to a faster than expected reduction in advances and in our match funded liabilities. Future variances between the projected excess of interest rate sensitive liabilities over assets and actual results could result in our becoming over-hedged or under-hedged. See Note 15 to our Interim Consolidated Financial Statements for additional information regarding our use of derivatives.

CRITICAL ACCOUNTING POLICIES

Our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of future events. Our critical accounting policies relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail on pages 32 through 35 of Management’s Discussion and Analysis of Results of Operations and Financial Condition and in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed February 28, 2011. Such policies have not changed during 2011.

SEGMENT RESULTS AND FINANCIAL CONDITION

For the Servicing segment and for Corporate Items and Other, the following section provides a discussion of the changes in financial condition during the six months ended June 30, 2011 and a discussion of pre-tax results of operations for the three and six months ended June 30, 2011 and 2010. Our former Loans and Residuals segment and Asset Management Vehicles segment are included in Corporate Items and Other effective January 1, 2011. Segment results for the 2010 periods have been restated to conform to the current segment structure.

Servicing

The following table presents selected results of operations of our Servicing segment for the three and six months ended June 30:

	Three months		Six months
	2011	2010	2011	2010
Revenue
Servicing and subservicing fees:
Residential	$94,633	$65,539	$196,570	$131,894
Commercial	1,460	758	2,319	1,237
	96,093	66,297	198,889	133,131
Process management fees	9,140	8,302	16,936	16,205
Other	260	1,160	537	1,876
Total revenue	105,493	75,759	216,362	151,212

Operating expenses
Compensation and benefits	10,147	7,939	20,108	15,760
Amortization of servicing rights	9,926	7,854	18,849	14,229
Servicing and origination	1,268	2,235	3,164	2,666
Technology and communications	5,341	4,789	10,618	9,220
Professional services	1,759	7,416	3,853	8,358
Occupancy and equipment	3,569	2,810	6,927	6,450
Other operating expenses	8,789	8,198	17,062	15,345
Total operating expenses	40,799	41,241	80,581	72,028

Income from operations	64,694	34,518	135,781	79,184

Other income (expense)
Interest income	34	48	81	110
Interest expense	(21,751)	(13,017)	(59,252)	(24,154)
Gain (loss) on debt redemption	—	—	1,246	(571)
Other, net	(86)	(124)	(185)	(638)
Total other expense, net	(21,803)	(13,093)	(58,110)	(25,253)

Income from continuing operations before income taxes	$42,891	$21,425	$77,671	$53,931

The following table provides selected operating statistics at or for the three and six months ended June 30:

	Three Months			Six Months
	2011	2010	% Change	2011	2010	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$51,789,077	$39,096,968	32%	$51,789,077	$39,096,968	32%
Non-performing loans	13,127,811	11,935,175	10	13,127,811	11,935,175	10
Non-performing real estate	5,913,679	4,212,433	40	5,913,679	4,212,433	40
Total residential assets serviced (2)	$70,830,567	$55,244,576	28	$70,830,567	$55,244,576	28

Average residential assets serviced	$70,705,981	$53,892,135	31	$71,564,209	$52,235,809	37

Prepayment speed (average CPR)	14.3%	13.1%	9	14.1%	12.8%	10

Percent of total UPB:
Servicing portfolio	66.2%	58.1%	14%	66.2%	58.1%	14%
Subservicing portfolio	33.8	41.9	(19)	33.8	41.9	(19)
Non-performing residential assets serviced, excluding Freddie Mac (3)	24.2%	26.2%	(8)	24.2%	26.2%	(8)

	Three Months			Six Months
	2011	2010	% Change	2011	2010	% Change
Number of:
Performing loans (1)	366,425	290,656	26%	366,425	290,656	26%
Non-performing loans	65,516	62,073	6	65,516	62,073	6
Non-performing real estate	30,193	21,222	42	30,193	21,222	42
Total number of residential assets serviced (2)	462,134	373,951	24	462,134	373,951	24

Average number of residential assets serviced	462,343	368,390	26	466,948	360,883	29
Percent of total number:
Servicing portfolio	66.7%	58.4%	14%	66.7%	58.4%	14%
Subservicing portfolio	33.3	41.6	(20)	33.3	41.6	(20)
Non-performing residential assets serviced, excluding Freddie Mac (3)	17.8%	19.1%	(7)	17.8%	19.1%	(7)

Residential Servicing and Subservicing Fees
Loan servicing and subservicing	$71,941	$47,223	52%	$149,043	$93,092	60%
HAMP fees	8,654	4,585	89	17,292	11,038	57
Late charges	6,691	7,235	(8)	15,235	15,411	(1)
Loan collection fees	2,363	2,113	12	4,917	4,256	16
Custodial accounts (float earnings)	533	960	(44)	1,072	1,448	(26)
Other	4,451	3,423	30	9,011	6,649	36
	$94,633	$65,539	44	$196,570	$131,894	49

Financing Costs
Average balance of advances and match funded advances	$1,665,228	$1,223,836	36%	$1,789,526	$1,066,332	68%
Average borrowings	1,135,084	785,903	44	1,279,734	660,860	94
Interest expense on borrowings (4)	20,156	12,043	67	56,105	22,942	145
Facility costs included in interest expense (4)	4,461	4,598	(3)	16,094	9,810	64
Discount amortization included in interest expense (4)	1,297	958	35	7,343	2,104	249
Effective average interest rate (4)	7.10%	6.13%	16	8.77%	6.94%	26
Average 1-month LIBOR	0.20%	0.31%	(35)	0.23%	0.27%	(15)

Average Employment
India and other	2,183	1,554	40%	2,073	1,452	43%
United States	238	219	9	237	226	5
Total	2,421	1,773	37	2,310	1,678	38

Collections on loans serviced for others	$1,472,935	$1,191,802	24%	$2,986,987	$2,353,679	27%

(1)
Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)
Subprime loans represents the largest category, or strata, of residential loans we service. At June 20, 2011, we serviced 350,633 subprime loans with a UPB of $54,897,375. This compares to 360,317 subprime loans with a UPB of $56,530,714 at December 31, 2010 and 261,518 subprime loans with a UPB of $39,712,429 at June 30, 2010.

(3)
Excluding the HomEq and Saxon portfolios acquired in 2010, the UPB and number of non-performing residential assets serviced as a percentage of the total portfolio were 23.9% and 17.1%, respectively, at June 30, 2011. This compares to 25.5% and 18.7%, respectively, at December 31, 2010.

(4)
During the first six months of 2011, we repaid the $197,500 balance outstanding under the $350,000 senior secured term loan. The repayments included $180,000 of prepayments in addition to the mandatory quarterly repayments of $17,500. These prepayments resulted in a write-off to interest expense amounting to $4,972 of debt discount and $7,603 of deferred debt issuance costs. Excluding these additional costs, the effective annual interest rate would have been 6.80% for the first six months of 2011. This rate declined from 2010, principally because of a decline in facility costs charged on certain facilities and an increase in average borrowings relative to facility costs which resulted in a significant decline in the proportion of interest expense represented by the amortization of facility costs.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB		Count
	2011	2010	2011	2010
Servicing portfolio at beginning of the year	$73,886,391	$49,980,077	479,165	351,595
Additions	222,872	1,372,733	1,233	7,203
Runoff	(3,566,302)	(1,674,811)	(18,211)	(11,813)
Servicing portfolio at March 31	70,542,961	49,677,999	462,187	346,985
Additions	2,934,682	7,466,279	13,376	40,614
Runoff	(2,647,076)	(1,899,702)	(13,429)	(13,648)
Servicing portfolio at June 30	$70,830,567	$55,244,576	$462,134	373,951

Three months ended June 2011 versus June 2010. Residential servicing and subservicing fees increased due to the increase in the UPB of residential assets serviced and an increase in modifications.

The average UPB of residential assets serviced was 31% higher in 2011 while residential servicing and subservicing fees increased by 44%. Servicing fees for the three months ended June 30, 2011 include $30,944 earned on the HomEq portfolio.

Revenue per dollar of UPB increased in the second quarter of 2011 versus 2010 due primarily to an increase in the servicing component of our portfolio relative to the subservicing component. This mix change in 2011 is due to the large amount of servicing UPB that we acquired in the HomEq and Saxon acquisitions. At June 30, 2011, the percentage of UPB representing servicing rather than subservicing was 66.2%, a 14% increase over the 58.1% at June 30, 2010.

When we return a loan to performing status, we generally recognize revenue in the form of deferred servicing fees and late fees. For loans modified under HAMP, however, we earn HAMP fees in place of late fees. Excluding HAMP fees, we recognized loan servicing fees and late charges of $11,806 and $7,606 during the three months ended June 30, 2011 and 2010, respectively. In addition, we earned total HAMP fees of $8,654 and $4,585 in the second quarter of 2011 and 2010, respectively. These amounts included HAMP success fees of $5,545 and $663 in the second quarter of 2011 and 2010, respectively on loans that were still performing at the one-year anniversary of their modification. We completed 16,825 modifications during the second quarter of 2011, a 17% increase over the 14,384 modifications completed during the second quarter of 2010. In the second quarter of 2011, 21% of completed modifications were HAMP as compared to 29% in the second quarter of 2010.

As of June 30, 2011, we estimate that the balance of uncollected and unrecognized servicing fees related to delinquent borrower payments was $111,900 compared to $123,582 as of December 31, 2010.

Process management fee revenues are primarily comprised of referral commissions for residential REO properties sold through our network of brokers. Process management fees also include fees earned from Altisource in connection with the preparation of foreclosure and similar documents on loans that have defaulted. In future periods, we expect a decline in these fees as we align with new Freddie Mac and Fannie Mae guidelines that restrict certain fees.

Operating expenses decreased by $442 primarily due to a decline in Professional services as a result of the $5,163 provision for the MDL Proceeding settlement established in 2010 and $1,250 of fees incurred in connection with the HomEq acquisition in 2010. In addition, Servicing and origination declined principally because of a $487 reversal of the valuation allowance on MSRs in 2011 as compared to a provision of $623 in 2010. However, these declines were largely offset by the effects of the Saxon and HomEq servicing acquisitions. These acquisitions included the purchase of $107,749 of MSRs during 2010 resulting in higher amortization expense. In addition, although the employees transferred to Ocwen as a result of the HomEq Acquisition were terminated in 2010, Ocwen hired employees in the United States, India and Uruguay to support the servicing of the acquired loans. Average employment of the Servicing segment for the second quarter of 2011 was 37% higher than the second quarter of 2010.

The overall delinquency rates at June 30, 2011 have declined significantly since December 31, 2010 and have improved to levels better than those before the acquisition of the HomEq and Saxon portfolios. Delinquency rates on both the HomEq and Saxon portfolios have declined since boarding but as of June 30, 2011 the delinquency rate on the Saxon portfolio was still higher than the rate for the prior portfolios. Excluding the effects of new acquisitions or of any changes to foreclosure processes that may occur in 2011, we expect overall delinquency rates to decline further in a continuation of the current trend; however, this outcome is not assured.

Prepayment speed was 1.2 percentage points higher in the second quarter of 2011 primarily due to an increase in regular principal collections and other principal reductions including modifications. These increases were partially offset by a decline in real estate sales and other involuntary liquidations. Real estate sales and other involuntary liquidations accounted for approximately 60% and 76% of prepayments during the second quarter of 2011 and 2010, respectively, as principal reduction loan modifications and short sales increased.

Interest expense on borrowings for 2011 was 67% higher than 2010 principally because of an increase in average borrowings on advance facilities as a result of the HomEq Acquisition, the closing of the $350,000 senior secured term loan in July 2010 and the higher average interest rates charged on the term notes issued as part of the HomEq advance facility. Interest expense for the second quarter of 2011 also includes $2,951 of net settlements related to interest rate swap agreements that we entered into during the second quarter of 2010. These increases were partly offset by lower spreads on advance facilities. Average borrowings of the Servicing segment increased by 44% during the second quarter of 2011 as compared to 2010 due to the senior secured term loan and the increase in the average balance of match funded liabilities related to the HomEq and Saxon acquisitions.

Six months ended June 2011 versus June 2010. Residential servicing and subservicing fees for the first six months of 2011 were 49% higher than the same period of 2010 due to a 37% increase in the average UPB of residential assets serviced and a 22% increase in modifications. Revenue increased relative to average UPB in the first six months of 2011 as compared to 2010 due primarily to a higher mix of servicing versus subservicing in 2011 due to the HomEq and Saxon acquisitions. Servicing fees for the six months ended June 30, 2011 include $64,162 earned on the HomEq portfolio.

Excluding HAMP fees, we recognized loan servicing fees and late charges of $29,103 and $16,875 during the six months ended June 30, 2011 and 2010, respectively, as a result of modifications completed. Total HAMP fees were $17,292 and $11,038 in the first six months of 2011 and 2010, respectively. HAMP success fees represent $10,780 and $663 of the total HAMP fees in the first six months of 2011 and 2010, respectively. We completed a total of 41,327 modifications during the first six months of 2011 as compared to 33,991 during the first six months of 2010. In the first six months of 2011, 17% of completed modifications were HAMP as compared to 31% in the first six months of 2010.

Operating expenses increased by $8,553 primarily due to the acquisition of the Saxon and HomEq servicing portfolios, which resulted in higher amortization expense. In addition, employees hired by Ocwen in the United States, India and Uruguay to support the servicing of the acquired loans resulted in average employment of the Servicing segment for the first six months of 2011 that was 38% higher than the first six months of 2010. The effects of the servicing acquisitions were partly offset by a decline in Professional services because of the provision of $5,163 for the MDL settlement recorded in 2010 and $1,250 of fees incurred in connection with the HomEq acquisition in 2010.

Interest expense on borrowings for the first six months of 2011 was 145% higher than in 2010 principally because of an increase in average borrowings on advance facilities as a result of the HomEq Acquisition, the closing of the $350,000 senior secured term loan in July 2010 and accelerated prepayments on this loan in 2011 and the higher average interest rates charged on the term notes issued as part of the HomEq advance facility. During the first six months of 2011, we made prepayments totaling $180,000 on the senior secured term loan resulting in an interest expense write-off totaling $12,575 representing a proportionate amount of the related debt discount and deferred facility costs. Interest expense for the first six months of 2011 also includes $5,879 of net settlements related to interest rate swap agreements that we entered into during the second quarter of 2010. These increases were partly offset by lower spreads on advance facilities. Average borrowings of the Servicing segment increased by 94% during the first six months of 2011 as compared to 2010 as average advances and match funded advances increased by 68% during the same period due to advances and MSRs acquired as part of the HomEq and Saxon acquisitions.

The following table presents selected assets and liabilities of the Servicing segment at:

	June 30, 2011	December 31, 2010
Advances (1)	$163,108	$180,709
Match funded advances(1)	1,421,636	1,924,052
Mortgage servicing rights (Residential) (2)	175,591	193,985
Receivables, net (3)	44,017	60,627
Goodwill	12,810	12,810
Debt service accounts (4)	53,656	86,234
Prepaid lender fees and debt issuance costs, net (5)	11,743	22,467
Other	11,356	15,082
Total assets	$1,893,917	$2,495,966

Match funded liabilities (6)	$1,041,998	$1,482,529
Lines of credit and other secured borrowings (5)	34,742	238,299
Servicer liabilities	1,964	2,390
Accrued expenses (7)	19,508	22,117
Checks held for escheat	12,901	12,723
Deferred income	8,869	10,394
Servicing liabilities	3,169	3,415
Accrued interest payable	2,005	2,803
Other (8)	13,301	20,581
Total liabilities	$1,138,457	$1,795,251

(1)
The decline in advances in 2011 is primarily due to reductions in advances related to the HomEq Servicing portfolio. Excluding the effect of any new acquisitions or significant foreclosure process changes, we expect advances to continue to decline in 2011; however, there is no assurance that this will occur.

(2)	The decline in MSRs in 2011 is due to amortization of $19,095 partly offset by a $701 decrease in the impairment valuation allowance.

(3)	The decline in receivables in 2011 primarily reflects a $20,278 decline in amounts to be recovered from the custodial accounts of the trustees.

(4)	The balances required to be maintained in the debt service accounts were lower due to the repayment of the match funded facilities.

(5)
We paid $10,638 of fees in connection with the $350,000 senior secured term loan that was used to fund a portion of the HomEq Acquisition. These costs and the original issue discount of $7,000 were being amortized over the five-year term of the loan. At December 31, 2010, the outstanding principal balance of this loan was $197,500, the unamortized discount was $5,632 and the balance of unamortized debt issuance costs was $8,604. We repaid the outstanding balance of this loan during 2011 (including $162,500 during the second quarter) and fully amortized the remaining discount and debt issue costs through June 9, 2011 when we terminated the facility. See Note 13 to our Interim Consolidated Financial Statements for additional information regarding this loan.

(6)	The outstanding balance of the term notes issued in connection with the HomEq Acquisition declined by $303,014 because of advance collections.

(7)	The decline in accrued expenses is primarily due to our payment of the MDL Proceeding settlement in May 2011.

(8)	The balance at June 30, 2011 includes $7,704 due to investors in connection with loan subservicing agreements, a decline of $7,239 from the amount due at December 31, 2010.

Corporate Items and Other

The following table presents selected results of operations of Corporate Items and Other for the periods ended June 30:

	Three months		Six months
	2011	2010	2011	2010
Revenue	$635	$601	$1,107	$1,138
Operating expenses	1,630	3,629	3,201	8,211
Loss from operations	(995)	(3,028)	(2,094)	(7,073)
Other income (expense)
Net interest income	2,193	1,510	4,273	3,759
Loss on auction rate trading securities (1)	—	(1,703)	—	(938)
Loss on loans held for resale, net	(1,616)	(1,049)	(2,520)	(2,087)
Equity in (losses) earnings of unconsolidated entities(2)	(796)	148	(847)	671
Gain on debt repurchase (3)	—	6	—	723
Other, net	(641)	(4,047)	(958)	(4,279)
Other expense, net	(860)	(5,135)	(52)	(2,151)

Loss before income taxes	$(1,855)	$(8,163)	$(2,146)	$(9,224)

(1)	During 2010, we liquidated our remaining investment in auction rate securities through sales and settlements of litigation actions.

(2)	In June 2011, ONL sold 38 residential loans for proceeds of $3,748 and realized a loss of $2,876 of which approximately 25% is included in Equity in losses of unconsolidated entities for 2011.

(3)
In January 2010, we repurchased $12,930 par value of our 10.875% Capital Trust Securities at a discount to par in the open market which generated a gain of $717, net of the write-off of unamortized issuance costs.

Three months ended June 2011 versus June 2010. Operating expenses were lower during the second quarter of 2011 primarily due to the reversal of $931 of allowances on receivables related to investments in affordable housing properties sold.

Net interest income consists primarily of interest on loans held by the consolidated securitization trusts and loans held for resale.

The decline in earnings of unconsolidated entities in the second quarter of 2011 largely resulted from an increase in unrealized losses on loans held by ONL and a realized loss on loans sold in June 2011. Correspondent One was still in the formation process as of June 30, 2011 and therefore has had no impact on our operations in 2011.

Other, net declined in 2011 because of a $3,000 charge we recorded in the second quarter of 2010 to write-off our investment in a commercial real estate partnership.

Six months ended June 2011 versus June 2010. Operating expenses were lower during the first six months of 2011 primarily due to a decline in litigation-related expenses and the reversal of allowances on affordable housing receivables. During the first quarter of 2010, we incurred costs in connection with the settlement of two litigation actions whereby the broker / dealers agreed to repurchase certain of our auction rate securities. In addition, during the first quarter of 2011, we reduced our accruals related to litigation that we had established in 2010.

The decline in earnings of unconsolidated entities in the first six months of 2011 largely resulted from an increase in unrealized losses on loans held by ONL, a realized loss on loans sold and a decline in the fair value of residual securities held by OSI.

Other, net for the six months ended June 30, 2010 includes the $3,000 charge recorded in the second quarter to write-off our investment in a commercial real estate partnership.

The following table presents selected assets and liabilities of Corporate Items and Other at:

	June 30, 2011	December 31, 2010
Cash	$104,167	$127,796
Restricted cash – for securitization investors	1,507	727
Loans held for resale (1)	23,193	25,803
Advances on loans held for resale	4,153	3,957
Loans, net – restricted for securitization investors (2)	62,344	67,340
Receivables, net	4,976	5,271
Income taxes receivable	4,073	3,620
Deferred tax assets, net	139,086	138,716
Premises and equipment, net	4,287	5,134
Interest-earning collateral deposits (3)	26,264	25,738
Real estate (4)	3,910	4,682
Investment in unconsolidated entities (5)	12,611	12,072
Other	4,261	4,587
Total assets	$394,832	$425,443

Secured borrowings – owed to securitization investors	$58,696	$62,705
Lines of credit and other secured borrowings	6,716	7,774
Debt securities	82,554	82,554
Accrued expenses (6)	14,740	33,700
Derivatives, at fair value (3)	15,787	15,670
Checks held for escheat	5,233	5,364
Liability for selected tax items	2,913	2,913
Payable to Altisource	3,193	3,715
Accrued interest payable	2,024	2,027
Other	2,610	4,919
Total liabilities	$194,466	$221,341

(1)
Loans held for resale are net of valuation allowances of $14,680 and $14,611 at June 30, 2011 and December 31, 2010, respectively, and include non-performing loans with a carrying value of $10,325 and $11,247, respectively. The UPB of nonperforming loans held for resale as a percentage of total UPB was 56% at June 30, 2011 compared to 54% at June 30, 2010 and 53% at December 31, 2010.

(2)
Loans held by the consolidated securitization trusts are net of an allowance for loan losses of $2,483 and $2,378 at June 30, 2011 and December 31, 2010, respectively, and include nonperforming loans with a UPB of $11,649 and $12,933, respectively. The UPB of nonperforming loans was $14,108 at June 30, 2010. See Note 7 to the Interim Consolidated Financial Statements for additional information regarding these loans.

(3)
As disclosed in Note 15 to the Interim Consolidated Financial Statements, we entered into interest rate swap agreements during the second quarter of 2010 to hedge against our exposure to an increase in variable interest rates. At June 30, 2011 and December 31, 2010, we have $19,265 and $18,684, respectively, of cash collateral on deposit with the counterparties to the swap agreements.

(4)
Includes $3,042 and $3,783 at June 30, 2011 and December 31, 2010, respectively, of foreclosed properties from our portfolio of loans held for resale that are reported net of fair value allowances of $3,531 and $3,554, respectively.

(5)
Investment in unconsolidated entities includes our 25% equity interests in asset management entities OSI, ONL and OREO of $9,507 and $11,992 combined at June 30, 2011 and December 31, 2010, respectively. During the first six months of 2011, we received distributions of $750 from OSI and $889 from ONL and OREO. We did not invest any capital in OSI or ONL and OREO during the first six months of 2011. In addition, we acquired a 50% interest in Correspondent One in March 2011. As of June 30, 2011, we had funded $3,025 of the committed $15,000 investment in Correspondent One. We funded the remaining $11,975 in July. We account for our investments in unconsolidated entities using the equity method.

(6)
The decline in accrued expenses in 2011 is primarily due to our payment of the Cartel judgment in May. Accruals established in connection with litigation declined from $18,413 at December 31, 2010 to $2,500 at June 30, 2011. In addition, we paid the 2010 annual bonus in March 2011. See Note 22 to the Interim Consolidated Financial Statements for additional information regarding litigation.

EQUITY

Total equity amounted to $955,826 at June 30, 2011 as compared to $904,817 at December 31, 2010. This increase of $51,009 is primarily due to net income of $48,447. The exercise of stock options and the recognition of compensation related to employee share-based awards also contributed to the increase in equity in 2011.

INCOME TAX EXPENSE

Income tax expense (benefit) was $14,653 and $(2,777) for the second quarter of 2011 and 2010, respectively. For the six months of 2011 and 2010, income tax expense was $27,078 and $7,797, respectively.

Our effective tax rate for the first six months of 2011 was 35.9% as compared to 17.4% for the same period of 2010. Income tax provisions for interim (quarterly) periods are based on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. Income tax expense differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes and foreign tax rates, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes and changes in the liability for selected tax items.

Our effective tax rate for the first six months of 2010 reflects a benefit from the release of a reserve of $8,348 predominantly related to deductions associated with a servicing advance finance structure. The reserve for this item was recorded in 2009. Our effective tax rate for first six months of 2010 also includes a non-cash benefit of approximately 6.1% associated with the recognition of certain foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As noted in the Overview – Liquidity Summary, above, our liquidity as of June 30, 2011, as measured by unencumbered cash plus unused, collateralized advance financing capacity was $205,737, a decrease of $51,154, or 20%, from December 31, 2010. At June 30, 2011, our cash position was $104,167 compared to $127,796 at December 31, 2010. We have invested cash that is in excess of our immediate operating needs primarily in money market deposit accounts.

Investment policy and funding strategy. Our primary sources of funds for near-term liquidity are:

●	collections of servicing fees and ancillary revenues;

●	collections of prior servicer advances in excess of new advances;

●	proceeds from match funded liabilities;

●	proceeds from lines of credit and other secured borrowings; and

●	payments received on loans held for resale.

In addition to these near-term sources, potential additional long-term sources of liquidity include proceeds from the issuance of debt securities and equity capital, although we cannot assure you that they will be available on terms that we find acceptable.

Our primary uses of funds are:

●	payments for advances in excess of collections on existing servicing portfolios;
●	payment of interest and operating costs;
●	purchase of MSRs and related advances; and
●	repayments of borrowings.

We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on three measures:

●	requirements for maturing liabilities compared to dollars generated from maturing assets and operating cash flow;

●	the change in advances and match funded advances compared to the change in match funded liabilities; and

●	unused borrowing capacity.

At June 30, 2011, $648,988 of our total maximum borrowing capacity remained unused. We maintain unused borrowing capacity for three reasons:

●	as a protection should advances increase due to increased delinquencies;

●	as a protection should we be unable to either renew existing facilities or obtain new facilities; and

●	to provide capacity for the acquisition of additional servicing rights.

Outlook. As also noted in the Overview – Liquidity Summary section, in order to reduce interest expense, we are reducing unused borrowing capacity to a level that we consider prudent relative to the current levels of advances and to meet our funding needs for reasonably foreseeable changes in advances. In the second quarter of 2011, we terminated one underutilized match funded advance facility and reduced the size of another. We also monitor the duration of our funding sources. With the increase in the term of our funding sources, we have better matched the duration of our advances and corresponding borrowings and further reduced the relative cost of up-front facility fees and expenses. Our $330,000 of TALF issuances and $507,986 HomEq facility, which is funded with three-year term notes, account for 80% of our outstanding advance financing at June 30, 2011.

Debt financing summary. During the first six months of 2011, we:

●	In February 2011, extended the amortization date of a variable funding note with a maximum borrowing capacity of $300,000 to February 2012;

●
On June 30, 2011, extended the amortization date of a second facility from June 30, 2011 to July 2013, reduced the maximum borrowing capacity from $500,000 to $265,000 and reduced the annual facility fee from 1.3% of the maximum borrowing capacity to 1%;

●	On June 30, 2011, terminated an advance financing facility with a maximum borrowing capacity of $100,000 and repaid the outstanding balance;

●	Repaid $303,014 of the HomEq advance facility term notes; and

●	Repaid the remaining $197,500 balance of the senior secured term loan, including $180,000 of voluntary repayments.

Maximum borrowing capacity for match funded advances decreased by $718,014 from $2,409,000 at December 31, 2010 to $1,690,986 at June 30, 2011. This decline is a result of the Advance Receivable Backed Note Series 2010-1 note entering its amortization period; the pay down on the term notes issued in connection with the HomEq Acquisition reducing potential borrowing on those notes; the reduction in maximum borrowing capacity on one facility from $500,000 to $265,000; and the termination of another facility with a maximum borrowing capacity of $100,000. The Series 2010-1 note will continue to be repaid at the rate of $40,000 per quarter. Our unused advance borrowing capacity decreased from $926,471 at December 31, 2010 to $648,988 at June 30, 2011 as the decline in capacity resulting from the pay down of the Series 2010-1 note, reduction in maximum borrowing capacity on one facility and the termination of another facility outpaced the decline in borrowing.

Our ability to finance servicing advances is a significant factor that affects our liquidity. Two of our match funded advance facilities are subject to increases in the financing discount if deemed necessary by the rating agencies in order to maintain the minimum rating required for the facility. While Fitch has placed the notes under our Advance Receivable Backed Note Series on negative watch, we do not expect future advance rate changes to have a material effect on our liquidity. Our ability to continue to pledge collateral under each advance facility depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing under the advance facility to which it is pledged.

As discussed in Note 22 to the Interim Consolidated Financial Statements and in the Overview – Strategic Priorities section, recent inquiries into servicer foreclosure processes could result in actions by state or federal governmental bodies, regulators or the courts that could result in a further extension of foreclosure timelines. While the effect of such extensions could be an increase in advances, the effect on liquidity will be lessened if Ocwen maintains its ability to utilize spare capacity on its advance facilities because approximately 75% of the increase in advances could be borrowed. Alternatively, if foreclosure moratoria are issued in a manner that brings into question the timely recovery of advances on foreclosed properties, Ocwen may no longer be obligated to make further advances and may be able to recover existing advances in certain securitizations from pool-level collections which could mitigate any advance increase. The extension of foreclosure timelines has, thus far, been more than offset by increases in other forms of resolution, and advances have continued to decline. Absent significant changes in the foreclosure process, we expect advances to continue to decline.

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

Through voluntary repayments on top of mandatory quarterly installments of $8,750, we repaid in full our borrowings under the senior secured term loan during the first six months of 2011. We made the prepayments in order to absorb excess liquidity and to reduce interest costs. While we fully repaid the senior secured term loan in the second quarter, we expect to enter into an agreement for a new senior secured term loan to finance the acquisition of Litton Loan Servicing LP that will have similar covenants to the prior senior secured term loan.

Cash flows for the six months ended June 30, 2011. Our operating activities provided $630,384 of cash primarily due to collections of servicing advances on the HomEq Servicing portfolio and net income (adjusted for amortization and other non-cash items). In addition to the $518,493 of advance and match funded advance collections, balances required to be maintained in interest-earning debt service accounts declined by $32,578 because of the repayments on the related match funded borrowings. Also, amounts to be recovered from the custodial accounts of trustees declined by $20,278. Operating cash flows were used principally to repay borrowings under advance financing facilities and the $350,000 senior secured term loan.

Our investing activities provided $1,423 of cash during the six months ended June 30, 2011. We received $1,639 of distributions from our asset management entities and $3,512 from loans restricted for securitization investors during the first six months of 2011. This was partly offset by an investment of $3,025 in Correspondent One.

Our financing activities used $655,436 of cash, principally from operating cash flows, as the collections of advances allowed us to make net repayments of $440,531 against match funded liabilities. In addition, we were able to repay the $197,500 remaining balance of our high-cost borrowing under the senior secured term loan, including the prepayment of $180,000. We also paid the second annual installment of $10,754 on our $60,000 fee reimbursement advance.

Cash flows for the six months ended June 30, 2010. Our operating activities provided $360,795 of cash primarily due to our liquidation of auction rate securities and net collections of servicing advances. Trading activities provided $168,453 of cash from sales, settlements and redemptions of auction rate securities. Excluding the advances acquired in connection with the $6.9 billion residential servicing portfolio we acquired in the second quarter from Saxon, advances declined $153,997. Also, servicing liabilities declined by $36,702.

Our investing activities used $547,351 of cash during the first six months of 2010. During the second quarter of 2010, we paid $23,425 to purchase MSRs and acquired $528,882 of advances and other assets in connection with the Saxon Acquisition. We also received $2,146 of distributions from our asset management entities.

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

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include our Convertible Notes, Capital Trust Securities, lines of credit and other secured borrowings, interest payments and operating leases. See Note 22 to the Interim Consolidated Financial Statements for additional information regarding commitments and contingencies.

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

Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 15 to our Interim Consolidated Financial Statements for additional information regarding derivatives.

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

We generally use match funded securitization facilities to finance our servicing advances. The SPEs to which the advances are transferred in the securitization transaction are included in our consolidated financial statements either because we have the majority equity interest in the SPE or because we are the primary beneficiary where the SPE is also a VIE. The holders of the debt of these SPEs can look only to the assets of the SPEs for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations of the issuer under one of our match funded facilities. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period on July 1, 2013.

VIEs. In addition to certain of our financing SPEs, we have invested in several other VIEs primarily in connection with purchases of whole loans. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our consolidated financial statements.

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

Listed below are recently issued accounting pronouncements that we have not yet adopted. These pronouncements are not expected to have a material impact on our Consolidated Financial Statements. For additional information regarding these pronouncements, see Note 2 to our Interim Consolidated Financial Statements.

ASU 2011-02 (ASC 310, Receivables): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this ASU clarify the guidance on a creditor’s determination of whether a restructuring or modification of a receivable meets the criteria to be considered a troubled debt restructuring. If the restructuring is considered a troubled debt restructuring, creditors are required to make certain disclosures in their financial statements and the calculation of the allowance for credit losses for that receivable follows the impairment guidance specific to impaired receivables. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.

ASU 2011-03 (ASC 860, Transfers and Servicing): Reconsideration of Effective Control for Repurchase Agreements. Repurchase agreements are accounted for as secured financings if the transferee has not surrendered control over the transferred assets. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011, with early adoption prohibited.

ASU 2011-04 (ASC 820, Fair Value Measurement): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and prescribe certain additional disclosures about fair value measurements. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited.

ASU 2011-05 (ASC 220, Comprehensive Income): Presentation of Comprehensive Income, Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates that option. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2011.

In addition to the recently issued accounting pronouncements listed above that we have not yet adopted, listed below are accounting pronouncements we recently adopted that did not have a material affect but resulted in additional disclosures in the notes to our Consolidated Financial Statements.

ASU No. 2010-06 (ASC 820, Fair Value Measurements and Disclosures): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revised the disclosure requirements concerning fair value measurements. Effective for the period ended March 31, 2011, the presentation of purchases, sales, issuances and settlements within Level 3 are required to be presented on a gross rather than net basis. See Note 4 to our Interim Consolidated Financial Statements for our fair value disclosures related to financial instruments.

ASU No. 2010-20 (ASC 310, Receivables): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires disclosure of disaggregated information for both the financing receivables and the related allowance for credit losses. The disclosure requirements specifically do not apply to trade receivables with contractual maturities of one year or less that arose from the sale of goods or services, except for credit card receivables. The disclosure requirements also do not apply to mortgage banking activities, including the long-term servicing of loans, and certain disclosures are not required for receivables measured at the lower of cost or market. The disclosures about activity that occurred during a reporting period, such as the allowance rollforward and modification disclosures became effective for our financial statements for the interim period beginning January 1, 2011. See Note 9 to our Interim Consolidated Financial Statements for our disclosures related to receivables.

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

Liquidity Risk

We are exposed to liquidity risk primarily because of the cash required to support the Servicing business includes the requirement to make advances pursuant to servicing contracts. In general, we finance our operations through operating cash flow, match funding agreements and secured borrowings. See the Overview - Liquidity Summary and Liquidity and Capital Resources sections for additional discussion of liquidity.

Interest Rate Risk

As explained in the Overview – Interest Rate Risk Summary section, interest rate risk is a function of (i) the timing and (ii) the dollar amount of assets and liabilities that re-price at each point in time. Based on June 30, 2011 balances, if interest rates increase by 1% on our variable-rate advance financing and interest earning cash and float balances, we estimate a net positive impact of approximately $5,431 resulting from an increase of $5,012 in annual interest income and a decrease of $419 in annual interest expense. The decrease in interest expense is due in large part to our hedging activities.

June 30, 2011
Total borrowings outstanding (1)(2)	$1,171,468
Fixed-rate borrowings	448,554
Variable-rate borrowings	722,914
Float balances (held in custodial accounts, excluded from our consolidated balance sheet)	397,000
Notional balance of interest rate swaps (3)	765,604

(1)	Excludes any related discount on borrowings.

(2)	Excludes Secured borrowings – owed to securitization investors.

(3)
Includes interest rate swaps entered into to hedge our exposure to rising interest rates on two variable-rate match funded advance facilities with a combined outstanding balance of $670,825 at June 30, 2011. Excludes the interest rate swap held by one of the securitization trusts that we began to include in our consolidated financials statements effective January 1, 2010.

Excluding Loans, net – restricted for securitization investors, our Consolidated Balance Sheet at June 30, 2011 included interest-earning assets totaling $154,879. Interest-earning assets are comprised of $50,766 of interest-earning cash accounts, $53,656 of debt service accounts, $23,193 of loans held for resale and $27,264 of interest-earning collateral accounts.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 22—Commitments and Contingencies to the Interim Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A.	RISK FACTORS

We include a discussion of the principal risks and uncertainties that affect or could affect our business operations under Item 1A on pages 15 through 22 of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6. EXHIBITS
(3)	Exhibits.

	2.1	Purchase Agreement dated as of June 5, 2011, by and between The Goldman Sachs Group, Inc. and Ocwen Financial Corporation (1)
	3.1	Bylaws of Ocwen Financial Corporation (2)
	4.1	Bylaws of Ocwen Financial Corporation (2)
	11.1	Computation of earnings per share (2)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
	101.INS	XBRL Instance Document (furnished herewith)
	101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

(1)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on June 6, 2011.

(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the SEC on August 1, 2011.

(3)	Incorporated by reference from Note 18—Basic and Diluted Earnings per Share to the Interim Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCWEN FINANCIAL CORPORATION

Date: August 4, 2011	By:	/s/ John Van Vlack
John Van Vlack,
Executive Vice President, Chief Financial Officer and
Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)