Form 10-Q
period 2011-09-30
OCWEN FINANCIAL CORP
filed 2011-11-09
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Number of shares of Common Stock, $0.01 par value, outstanding as of November 4, 2011: 101,101,951 shares.

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

These forward-looking statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance as they are subject to certain assumptions, inherent risks and uncertainties in predicting future results. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•	our sources of liquidity; our ability to fund and recover advances, repay borrowings, and comply with debt covenants; and the adequacy of financial resources;

•	servicing portfolio characteristics, including prepayment speeds, float balances, delinquency and advances rates;

•	our ability to grow or otherwise adapt our business, including the availability of new servicing opportunities and joint ventures;

•	our ability to reduce our cost structure;

•	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;

•	our reserves, valuations, provisions and anticipated realization on assets;

•	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;

•	our credit and servicer ratings and other actions from various rating agencies;

•	uncertainty related to general economic and market conditions, delinquency rates, home prices and real-estate owned disposition timelines;

•	uncertainty related to the actions of loan owners, including mortgage-backed securities investors, regarding loan putbacks or legal actions;

•
uncertainty related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs or delays or moratoria in the future or claims pertaining to past practices;

•	uncertainty related to litigation or dispute resolution and inquiries from government agencies into past servicing and foreclosure practices;

•	uncertainty related to legislation, regulations, regulatory agency actions, government programs and policies, industry initiatives and evolving best servicing practices; and

•	uncertainty related to acquisitions.

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

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30, 2011	December 31, 2010
Assets
Cash	$152,037	$127,796
Restricted cash – for securitization investors	910	727
Loans held for resale, at lower of cost or fair value	21,933	25,803
Advances	118,872	184,833
Match funded advances	3,756,834	1,924,052
Loans, net – restricted for securitization investors	60,389	67,340
Mortgage servicing rights	299,717	193,985
Receivables, net	53,141	69,518
Deferred tax assets, net	138,483	138,716
Goodwill	57,380	12,810
Premises and equipment, net	28,376	5,475
Investments in unconsolidated entities	23,364	12,072
Other assets	185,739	158,282
Total assets	$4,897,175	$2,921,409

Liabilities and Equity
Liabilities
Match funded liabilities	$3,080,228	$1,482,529
Secured borrowings – owed to securitization investors	55,323	62,705
Lines of credit and other secured borrowings	555,110	246,073
Servicer liabilities	4,417	2,492
Debt securities	82,554	82,554
Other liabilities	141,600	140,239
Total liabilities	3,919,232	2,016,592

Commitments and Contingencies (Note 22)

Equity
Ocwen Financial Corporation stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 101,093,217 and 100,726,947 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,011	1,007
Additional paid-in capital	470,862	467,500
Retained earnings	514,136	445,456
Accumulated other comprehensive loss, net of income taxes	(8,307)	(9,392)
Total Ocwen Financial Corporation (OCN) stockholders’ equity	977,702	904,571
Non-controlling interest in subsidiaries	241	246
Total equity	977,943	904,817
Total liabilities and equity	$4,897,175	$2,921,409

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

For the periods ended September 30,	Three months		Nine months
	2011	2010	2011	2010
Revenue
Servicing and subservicing fees	$112,611	$86,424	$310,953	$218,840
Process management fees	9,215	7,911	26,151	24,132
Other revenues	636	1,234	2,201	4,136
Total revenue	122,462	95,569	339,305	247,108

Operating expenses
Compensation and benefits	29,067	43,886	59,107	69,752
Amortization of mortgage servicing rights	11,210	7,874	30,059	22,103
Servicing and origination	1,969	1,707	5,192	4,756
Technology and communications	8,529	6,727	21,774	18,582
Professional services	5,075	25,132	10,729	37,521
Occupancy and equipment	6,720	5,201	15,003	13,517
Other operating expenses	3,080	2,847	7,239	6,978
Total operating expenses	65,650	93,374	149,103	173,209

Income from operations	56,812	2,195	190,202	73,899

Other income (expense)
Interest income	2,186	2,962	6,644	8,507
Interest expense	(27,658)	(24,187)	(87,014)	(50,017)
Loss on trading securities	—	(3,013)	—	(3,958)
Loss on loans held for resale, net	(1,011)	(539)	(3,531)	(2,626)
Equity in (loss) earnings of unconsolidated entities	(140)	266	(690)	1,344
Other, net	(1,238)	1,604	(1,135)	(3,154)
Other expense, net	(27,861)	(22,907)	(85,726)	(49,904)

Income (loss) from continuing operations before taxes	28,951	(20,712)	104,476	23,995
Income tax expense (benefit)	8,730	(7,487)	35,808	310
Income (loss) from continuing operations	20,221	(13,225)	68,668	23,685
Income from discontinued operations, net of taxes	—	4,383	—	4,383
Net income (loss)	20,221	(8,842)	68,668	28,068
Net loss (income) attributable to non-controlling interests	7	7	12	(5)
Net income (loss) attributable to OCN	$20,228	$(8,835)	$68,680	$28,063

Basic earnings per share
Income (loss) from continuing operations	$0.20	$(0.13)	$0.68	$0.24
Income from discontinued operations	—	0.04	—	0.04
Net income (loss) attributable to OCN	$0.20	$(0.09)	$0.68	$0.28

Diluted earnings per share
Income (loss) from continuing operations	$0.19	$(0.13)	$0.64	$0.23
Income from discontinued operations	—	0.04	—	0.04
Net income (loss) attributable to OCN	$0.19	$(0.09)	$0.64	$0.27

Weighted average common shares outstanding
Basic	101,016,777	100,329,915	100,908,473	100,159,547
Diluted	108,273,444	100,329,915	108,067,981	107,379,725

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

For the periods ended September 30,	Three months		Nine months
	2011	2010	2011	2010

Net income (loss)	$20,221	$(8,842)	$68,668	$28,068

Other comprehensive income (loss), net of income taxes:

Unrealized foreign currency translation income (loss ) arising during the period (1)	(16)	54	10	(31)

Change in deferred loss on cash flow hedges arising during the period (2)	460	(5,835)	227	(13,239)
Reclassification adjustment for losses on cash flow hedges included in net income (3)	105	268	828	289
Net change in deferred loss on cash flow hedges	565	(5,567)	1,055	(12,950)

Other (4)	24	—	27	—

Total other comprehensive income (loss), net of income taxes	573	(5,513)	1,092	(12,981)

Comprehensive income (loss)	20,794	(14,355)	69,760	15,087

Comprehensive income (loss) attributable to non-controlling interests	10	(11)	5	1

Comprehensive income (loss) attributable to Ocwen Financial Corporation	$20,804	$(14,366)	$69,765	$15,088

(1)
Net of income tax (expense) benefit of $2 and $(8) for the three months ended September 30, 2011 and 2010, respectively, and $(7) and $27 for the nine months ended September 30, 2011 and 2010, respectively.

(2)
Net of income tax (expense) benefit of $(260) and $3,428 for the three months ended September 30, 2011 and 2010, respectively, and $(102) and $7,775 for the nine months ended September 30, 2011 and 2010, respectively.

(3)	Net of income tax expense of $59 and $158 for the three months ended September 30, 2011 and 2010, respectively, and $468 and $169 for the nine months ended September 30, 2011 and 2010, respectively.

(4)	Net of income tax expense of $9 and $10 for the three and nine months ended September 30, 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands)

	OCN Shareholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Loss,	Non- controlling Interest in
	Shares	Amount	Capital	Earnings	Net of Taxes	Subsidiaries	Total

Balance at December 31, 2010	100,726,947	$1,007	$467,500	$445,456	$(9,392)	$246	$904,817
Net income (loss)	—	—	—	68,680	—	(12)	68,668
Exercise of common stock options	354,906	4	966	—	—	—	970
Equity-based compensation	11,364	—	2,396	—	—	—	2,396
Other comprehensive income, net of income taxes	—	—	—	—	1,085	7	1,092
Balance at September 30, 2011	101,093,217	$1,011	$470,862	$514,136	$(8,307)	$241	$977,943

	OCN Shareholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Loss,	Non- controlling Interest in
	Shares	Amount	Capital	Earnings	Net of Taxes	Subsidiaries	Total

Balance at December 31, 2009	99,956,833	$1,000	$459,542	$405,198	$(129)	$252	$865,863
Adoption of ASC 810 (FASB Statement No. 167), net of tax	—	—	—	2,274	—	—	2,274
Net income	—	—	—	28,063	—	5	28,068
Exercise of common stock options	502,026	5	2,495	—	—	—	2,500
Issuance of common stock awards to employees	9,865	—	—	—	—	—	—
Equity-based compensation	7,654	—	2,968	—	—	—	2,968
Other comprehensive loss, net of income taxes	—	—	—	—	(12,975)	(6)	(12,981)
Balance at September 30, 2010	100,476,378	$1,005	$465,005	$435,535	$(13,104)	$251	$888,692

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

	For the nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$68,668	$28,068
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage servicing rights	30,059	22,103
Amortization of debt discount	8,101	3,390
Amortization of debt issuance costs – senior secured term loan	8,888	497
Depreciation	1,974	1,434
Write-off of investment in commercial real estate property	—	3,000
Reversal of valuation allowance on mortgage servicing assets	(868)	(185)
Loss on trading securities	—	3,958
Loss on loans held for resale, net	3,531	2,626
Equity in loss (earnings) of unconsolidated entities	690	(1,344)
Unrealized losses on derivative financial instruments	4,743	442
Gain on extinguishment of debt	(3,651)	(152)
Increase in deferred tax assets, net	(354)	(421)
Net cash provided by trading activities	—	168,853
Net cash provided by loans held for resale activities	1,050	1,163
Changes in assets and liabilities:
Decrease in advances and match funded advances	699,516	204,343
Increase in receivables and other assets, net	(5,349)	(20,382)
Increase (decrease) in servicer liabilities	1,925	(36,304)
(Decrease) increase in other liabilities	(23,341)	44,912
Other, net	8,039	8,581
Net cash provided by operating activities	803,621	434,582

Cash flows from investing activities
Cash paid to acquire Litton Loan Servicing LP	(2,646,486)	—
Cash paid to acquire HomEq Servicing (a business within Barclays Bank PLC)	—	(1,167,122)
Purchase of mortgage servicing rights	—	(23,425)
Acquisition of advances and other assets in connection with the purchase of mortgage servicing rights	—	(528,882)
Distributions of capital from unconsolidated entities – Ocwen Structured Investments, LLC, Ocwen Nonperforming Loans, LLC and Ocwen REO, LLC	2,415	3,542
Investment in unconsolidated entity – Correspondent One S.A.	(15,000)	—
Additions to premises and equipment	(1,236)	(3,261)
Proceeds from sales of real estate	1,448	3,001
(Increase) decrease in restricted cash – for securitization investors	(183)	813
Principal payments received on loans – restricted for securitization investors	4,610	3,558
Net cash used by investing activities	(2,654,432)	(1,711,776)

Cash flows from financing activities
Proceeds from match funded liabilities	1,597,699	1,140,655
Repayment of secured borrowings – owed to securitization investors	(7,382)	(7,487)
Proceeds from lines of credit and other secured borrowings	563,500	448,316
Repayment of lines of credit and other secured borrowings	(266,275)	(63,018)
Payment of debt issuance costs – senior secured term loan	(12,070)	—
Repayment of investment line	—	(156,968)
Repurchase of debt securities	—	(11,659)
Exercise of common stock options	1,285	2,381
Other	(1,705)	(2,034)
Net cash provided by financing activities	1,875,052	1,350,186
Net increase in cash	24,241	72,992
Cash at beginning of period	127,796	90,919
Cash at end of period	$152,037	$163,911

Supplemental business acquisition information
Fair value of assets acquired
Cash	$(23,791)	$—
Advances	(2,468,137)	(1,062,873)
Mortgage servicing rights	(135,341)	(84,683)
Premises and equipment	(24,224)	(8,008)
Goodwill	(44,570)	(19,457)
Receivables	—	(1,423)
Other assets	(5,829)	—
	(2,701,892)	(1,176,444)
Fair value of liabilities assumed
Other liabilities	31,615	9,322
Cash paid	(2,670,277)	(1,167,122)
Less: Cash acquired	23,791	—
Net cash paid	$(2,646,486)	$(1,167,122)

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

At September 30, 2011, Ocwen owned all of the outstanding stock of its primary subsidiaries: OLS, Ocwen Financial Solutions, Private Limited (OFSPL) and Investors Mortgage Insurance Holding Company. OCN also holds a 49% equity interest in Correspondent One S.A. (Correspondent One), an entity formed with Altisource Portfolio Solutions S.A. (Altisource) in March 2011, a 25% interest in Ocwen Structured Investments, LLC (OSI) and an approximate 25% interest in Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO).

On September 1, 2011, Ocwen completed its acquisition (the Litton Acquisition) of (i) all the outstanding partnership interests of Litton Loan Servicing LP (Litton), a subsidiary of The Goldman Sachs Group, Inc. (Goldman Sachs) and a provider of servicing and subservicing of primarily non-prime residential mortgage loans and (ii) certain interest-only servicing securities (the Litton IO Strips) previously owned by Goldman Sachs & Co., also a subsidiary of Goldman Sachs (collectively referred to as Litton Loan Servicing Business). See Note 3 for additional information regarding the Litton Acquisition.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2011. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

For the three months ended September 30, 2011 and 2010, the four consolidated trusts generated income from continuing operations before income taxes of $697 and $1,312, respectively. For the nine months ended September 30, 2011 and 2010, these trusts generated income from continuing operations before income taxes of $664 and $1,646, respectively. See Note 7 and Note 12 for additional information regarding Loans – restricted for securitization investors and Secured borrowings – owed to securitization investors.

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

For the periods ended September 30,	Three months		Nine months
	2011	2010	2011	2010
Total servicing and subservicing fee revenues	$772	$947	$2,342	$2,820

	As of
	September 30, 2011	December 31, 2010

Total servicing advances	$13,015	$16,886
Total MSRs at amortized cost	1,200	1,330

With regard to both the consolidated and the unconsolidated securitization trusts, we have no obligation to provide financial support to the trusts and have provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. Our exposure to loss as a result of our continuing involvement is limited to the carrying values of our investments in the residual and subordinate securities of the trusts, our MSRs that are related to the trusts and our advances to the trusts. We consider the probability of loss arising from our advances to be remote because of their position ahead of most of the other liabilities of the trusts. At September 30, 2011 and December 31, 2010, our investment in the securities of the trusts was $2,508 and $2,691, respectively, all of which is eliminated in consolidation. See Note 5 and Note 8 for additional information regarding Advances and Mortgage servicing rights.

Financings of Advances on Loans Serviced for Others. Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. These SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of three advance facility agreements. We classify the transferred advances on our Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. Collections on the advances pledged to the SPEs are used to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations under the securitization documents of one of the entities, Ocwen Servicer Advance Funding (Wachovia), LLC (OSAFW). The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period on July 1, 2013. As of September 30, 2011, OSAFW had $194,534 of notes outstanding.

The following table summarizes the assets and liabilities of the SPEs formed in connection with our match funded advance facilities, at the dates indicated:

	September 30, 2011	December 31, 2010
Match funded advances	$3,756,832	$1,924,052
Other assets	134,121	103,448
Total assets	$3,890,953	$2,027,500

Match funded liabilities	$3,080,228	$1,482,529
Due to affiliates (1)	865,159	262,900
Other liabilities	2,665	2,890
Total liabilities	$3,948,052	$1,748,319

(1)	Amounts are payable to Ocwen and its consolidated affiliates and eliminated in consolidation.

See Note 6 and Note 11 for additional information regarding Match funded advances and Match funded liabilities.

Reclassification

Within the operating activities section of the Consolidated Statement of Cash Flows for the nine months ended September 30, 2010, we made the following reclassifications to conform to the 2011 presentation:

•	reclassified the components of Depreciation and other amortization to the Amortization of debt discount and the Depreciation line items;

•	reclassified Amortization of debt issuance costs – senior secured term loan from Increase in receivables and other assets, net; and

•	reclassified Gain on extinguishment of debt and Unrealized losses on derivative financial instruments from Other, net.

NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (ASU) 2011-02 (ASC 310, Receivables): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This additional guidance will assist creditors in determining whether a restructuring or modification of a receivable meets the criteria to be considered a troubled debt restructuring. If the restructuring is considered a troubled debt restructuring, creditors are required to make certain disclosures in their financial statements. In addition, the calculation of the allowance for credit losses for that receivable follows the impairment guidance specific to impaired receivables. Our adoption of this standard on July 1, 2011 did not have a material impact on our consolidated financial statements.

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

ASU 2011-08 (ASC 350, Intangibles – Goodwill and Other): Testing Goodwill for Impairment. With this ASU, the FASB has taken action to reduce the cost and complexity of the annual goodwill impairment test by providing reporting entities with the option of performing a “qualitative” assessment of impairment to determine if any further quantitative testing for impairment may be necessary. An entity can choose to apply the qualitative assessment to all, some or none of its reporting units. The ASU is effective for reporting periods beginning after December 15, 2011; however, an entity can early adopt the revised standard even if its annual impairment test date is before September 15, 2011, the date that the ASU was issued. We intend to early adopt the revised standard during the fourth quarter of 2011. We do not anticipate that the adoption of the standard will have a material impact on our consolidated financial statements.

NOTE 3 ACQUISITION

As disclosed in Note 1, Ocwen completed its acquisition of the Litton Loan Servicing Business on September 1, 2011. The transaction was completed in accordance with the provisions of the Purchase Agreement (the Agreement) between Ocwen and Goldman Sachs dated June 5, 2011.

Ocwen completed the acquisition in order to expand its Servicing segment. The Litton Acquisition resulted in the acquisition by Ocwen of a servicing portfolio of approximately 245,000 primarily non-prime residential mortgage loans with approximately $38.6 billion in unpaid principal balance (UPB) and the servicing platform of Litton Loan Servicing Business based in Houston, Texas and McDonough, Georgia.

The base purchase price for the Litton Acquisition was $247,154, which was paid in cash by Ocwen at closing. In addition, Ocwen repaid at closing Litton’s $2,423,123 outstanding debt on an existing servicing advance financing facility that was provided by an affiliate of the Goldman Sachs and entered into a new advance financing facility under which it borrowed $2,126,742 from Goldman Sachs. On September 1, 2011, Ocwen and certain of its subsidiaries also entered into a $575,000 senior secured term loan facility agreement to fund the base purchase price and the amount by which the repayment of Litton’s advance financing facility debt exceeded the proceeds from the new advance financing facility. Borrowings under the senior secured term loan facility are net of an original issue discount of $11,500, which is being amortized over the life of the loan. See Note 11 and Note 13 for additional details of the new advance financing facility and the senior secured term loan.

The purchase price was based in part on estimated closing-date measurements specified in the Agreement and may be further adjusted as these estimated closing-date measurements are finalized.

The actual base purchase price is subject to additional post-closing adjustments for a period of 60 days as a result of certain adjustments specified in the Agreement such as for changes in Litton’s estimated closing date net worth, servicing portfolio UPB and advance balances, among others.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary estimate of the fair values of assets acquired and liabilities assumed as part of the Litton Acquisition:

Cash	$23,791
Advances	2,468,137
MSRs	135,341
Premises and equipment, net	24,224
Other assets	5,829
Other liabilities	(31,615)
Total identifiable net assets	2,625,707
Goodwill	44,570
Total consideration	2,670,277
Litton debt repaid to Goldman Sachs at closing	(2,423,123)
Base purchase price	$247,154

Consistent with our fair value policy for MSRs as disclosed in Note 4, we estimated the fair value of the MSRs by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The Litton IO Strips that Ocwen acquired and holds are entitled to a portion of the servicing revenues from the securitization trusts to which they relate. However, Ocwen has relinquished the rights to these revenues to the holder of the MSRs. As a result, the MSRs include the right to all the servicing revenues from those securitization trusts, and we have estimated the fair values of the related MSRs on that basis.

The valuation of premises and equipment was based on the in-use valuation premise, where the fair value of an asset is based on the highest and best use of the asset that would provide maximum value to market participants principally through its use with other assets as a group. This valuation presumes the continued operation of the Litton Loan Servicing Business platform as installed or otherwise configured for use.

Advances are non-interest bearing receivables that are expected to have a short average collections period and were, therefore, valued at their face amount, consistent with Ocwen’s fair value policy for servicing advances. Other assets and liabilities that are expected to have a short life were also valued at the face value of the specific assets and liabilities purchased, including receivables, prepaid expenses, accounts payable and accrued expenses.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business. The goodwill portion of the purchase price allocation shown in the table above pertains to the Servicing segment and is subject to adjustment as the fair value of certain other components of the purchase price are adjusted. All components of the purchase price allocation are considered preliminary. We anticipate finalizing the purchase price allocations by December 31, 2011. Potential changes in advances, premises and equipment and goodwill could be significant. If certain of the acquired premises and equipment are not used in the future, they may be written down to their estimated liquidation value. Ocwen is considering subleasing office space acquired as part of the Litton Acquisition. Further changes to the opening balance of advances will result in a cash exchange between Ocwen and Goldman Sachs and, as such, should not result in any change to goodwill.

The acquisition of Litton is treated as an asset acquisition for U.S. tax purposes. We expect the opening tax basis for the acquired assets and liabilities to be the fair value as shown in the table above. We expect the MSRs and goodwill to be treated as intangible assets acquired in connection with the purchase of a trade or business and as such, amortized over 15 years for tax purposes.

Additionally, the Agreement provides that the severance plans of Litton and the Goldman Sachs remain in effect for one year. We recognized severance expense of $3,913 during the third quarter as steps taken to reorganize and streamline the operations of Litton obligated Ocwen to pay severance under those plans. Severance expense is included in Compensation and benefits in our Consolidated Statements of Operations.

In connection with the establishment of the match funded advance facility Ocwen funded a reserve in the initial amount of $42,535 which is held by the facility Indenture Trustee for the benefit of the note holders. Ocwen also paid Barclays an $11,500 arrangement fee in connection with the senior secured term loan agreement. This fee along with the discount and certain other professional fees incurred in connection with the establishment of the facility are being amortized over the five-year life of the loan.

As part of the Litton Acquisition, Goldman Sachs and Ocwen have agreed to indemnification provisions for the benefit of the other party. Additionally, Goldman Sachs has agreed to retain certain contingent liabilities for fines and penalties that could potentially be imposed by certain government authorities relating to Litton’s pre-closing foreclosure and servicing practices. Further, Goldman Sachs and Ocwen have agreed to share certain losses arising out of third-party claims in connection with Litton’s pre-closing performance under its servicing agreements. Goldman Sachs has agreed to be liable for (i) 80% of any such losses until the amount paid by Goldman Sachs is equal to 80% of the Goldman Shared Loss Cap and (ii) thereafter, 20% of any such losses until the amount paid by Goldman Sachs is equal to the Goldman Shared Loss Cap. Ocwen has agreed to be liable for (i) 20% of any such losses until the amount paid by Ocwen is equal to 20% of the Goldman Shared Loss Cap, (ii) thereafter, 80% of any such losses until the amount paid by Ocwen is equal to the Goldman Shared Loss Cap and (iii) thereafter, 100% of any such losses in excess of the Goldman Shared Loss Cap. The “Goldman Shared Loss Cap” is currently approximately $123,577 or 50% of the adjusted purchase price of the Litton Acquisition, but which may be further adjusted after final reconciliations of the purchase price are made.

In connection with the Litton Acquisition, Ocwen, Goldman Sachs Bank USA, Litton and the New York State Banking Department have entered into an agreement (the NY Agreement) that sets forth certain loan servicing practices and operational requirements. No fines, penalties or other payments were assessed against Ocwen or Litton under the terms of the NY Agreement. We do not believe that our commitments under the NY Agreement will have a material impact on our financial statements.

Actual and Pro forma impact of the Litton Acquisition

The following table presents the revenue and earnings of the Litton Loan Servicing Business that is included in our Consolidated Statement of Operations from the acquisition date of September 1, 2011 through September 30, 2011:

Revenues	$14,560
Net loss (1)	$(10,107)

(1)
Net loss includes non-recurring transaction related expenses of $18,431, including severance and other compensation of $12,933 related to Litton employees and $304 of fees for professional services related to the acquisition. Net loss also includes $2,276 of amortization of the acquired MSRs. Net loss does not include an allocation of costs related to the servicing of the Litton loans on Ocwen’s platform. We computed income taxes using a combined statutory rate of 36.12% for federal and state income taxes.

The following table presents supplemental pro forma information as if the Litton Acquisition had occurred on January 1, 2010. Pro forma adjustments include:

•	conforming revenues to the revenue recognition policy followed by Ocwen rather than the policy followed by Litton;

•	conforming the accounting for MSRs to the valuation and amortization policy of Ocwen rather than the policy followed by Litton;

•	reversing Litton depreciation and reporting depreciation based on the estimated fair values and remaining lives of the acquired premises and equipment at the date of acquisition;

•
adjusting interest expense to eliminate the pre-acquisition interest expense of Litton and to recognize interest expense as if the acquisition-related debt of Ocwen had been outstanding at January 1, 2010; and

•	reporting acquisition-related charges, including severance paid to Litton employees and fees for professional services related to the acquisition as if they had been incurred in 2010 rather than 2011.

The pro forma consolidated results are not indicative of what Ocwen’s consolidated net earnings would have been had Ocwen completed the Litton Acquisition on January 1, 2010 because of differences in servicing practices and cost structure between Ocwen and Litton. In addition, the pro forma consolidated results do not purport to project the future results of Ocwen combined nor do they reflect the expected realization of any cost savings associated with the Litton Acquisition.

Periods ended September 30,	Three months		Nine months
	2011	2010	2011	2010
Revenues	$155,420	$160,308	$485,408	$455,016
Net income (loss)	$6,792	$(28,468)	$10,019	$(16,770)

Through September 30, 2011, we have incurred approximately $1,100 of fees for professional services related to the Litton Acquisition which are included in Operating expenses.

NOTE 4 FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and the estimated fair values of our financial instruments are as follows at the dates indicated:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for resale	$21,933	$21,933	$25,803	$25,803
Loans, net – restricted for securitization investors	60,389	56,789	67,340	64,795
Advances	3,875,706	3,875,706	2,108,885	2,108,885
Receivables, net	53,141	53,141	69,518	69,518
Financial liabilities:
Match funded liabilities	$3,080,228	$3,096,522	$1,482,529	$1,486,476
Lines of credit and other secured borrowings	555,110	566,353	246,073	252,722
Secured borrowings – owed to securitization investors	55,323	54,280	62,705	62,105
Servicer liabilities	4,417	4,417	2,492	2,492
Debt securities	82,554	89,534	82,554	75,325
Derivative financial instruments, net	$(18,389)	$(18,389)	$(15,351)	$(15,351)

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

The following table presents assets and liabilities measured at fair value categorized by input level within the fair value hierarchy:

	Carrying value	Level 1	Level 2	Level 3
At September 30, 2011:
Measured at fair value on a recurring basis:
Derivative financial instruments, net (1)	$(18,389)	—	—	$(18,389)
Measured at fair value on a non-recurring basis:
Loans held for resale (2)	21,933	—	—	21,933
MSRs (3)	741	—	—	741

At December 31, 2010:
Measured at fair value on a recurring basis:
Derivative financial instruments, net (1)	$(15,351)	—	—	$(15,351)
Measured at fair value on a non-recurring basis:
Loans held for resale (2)	25,803	—	—	25,803
MSRs (3)	334	—	—	334

(1)
The derivative financial instruments are not exchange-traded and therefore quoted market prices or other observable inputs are not available. Fair value is based on certain assumptions provided by third-party pricing sources. See Note 15 for additional information on our derivative financial instruments.

(2)
Loans held for resale are reported at the lower of cost or fair value. The fair value of loans for which we do not have a firm commitment to sell is based upon a discounted cash flow analysis with the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. Significant assumptions include collateral and loan characteristics, prevailing market conditions and the creditworthiness of the borrower. All loans held for resale were measured at fair value because the cost exceeded the estimated fair value. At September 30, 2011 and December 31, 2010, the carrying value of loans held for resale is net of a valuation allowance of $14,407 and $14,611, respectively. Current market illiquidity has reduced the availability of observable pricing data. Consequently, we classify loans within Level 3 of the fair value hierarchy.

(3)
Balances represent the carrying value of the impaired stratum of MSRs, net of a valuation allowance of $1,996 and $2,864 at September 30, 2011 and December 31, 2010, respectively. The estimated fair value exceeded amortized cost for all other strata. See Note 8 for additional information on MSRs, including significant assumptions used in their valuation.

The following tables present a reconciliation of the changes in fair value of our Level 3 assets that we measure at fair value on a recurring basis for the periods indicated:

	Derivative Financial Instruments
For the periods ended September 30, 2011:	Three months	Nine months

Beginning balance	$(15,787)	$(15,351)

Purchases, issuances, sales and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	9	80
	9	80

Total realized and unrealized gains and (losses) (1):
Included in Other, net	(2,722)	(3,970)
Included in Other comprehensive income (loss)	111	852
	(2,611)	(3,118)

Transfers in and / or out of Level 3	—	—
Ending balance	$(18,389)	$(18,389)

		Trading Securities
Three months ended September 30, 2010:	Derivative Financial Instruments	Auction Rate Securities	Subordinates and Residuals	Total

Beginning balance	$(12,278)	$78,073	$52	$65,847

Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	(400)	—	(400)
Settlements	58	—	—	58
	58	(400)	—	(342)

Total realized and unrealized gains and (losses) (1) (2):
Included in Loss on trading securities	—	(2,961)	(52)	(3,013)
Included in Other, net	(362)	—	—	(362)
Included in Other comprehensive income (loss)	(8,837)	—	—	(8,837)
	(9,199)	(2,961)	(52)	(12,212)

Transfers in and / or out of Level 3	—	—	—	—
Ending balance	$(21,419)	$74,712	$—	$53,293

		Trading Securities
Nine months ended September 30, 2010:	Derivative Financial Instruments	Auction Rate Securities	Subordinates and Residuals	Total

Beginning balance	$(45)	$247,464	$59	$247,478

Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	(75,508)	—	(75,508)
Settlements	134	(93,345)	—	(93,211)
	134	(168,853)	—	(168,719)

Total realized and unrealized gains and (losses) (1) (2):
Included in Loss on trading securities	—	(3,899)	(59)	(3,958)
Included in Other, net	(952)	—	—	(952)
Included in Other comprehensive income (loss)	(20,556)	—	—	(20,556)
	(21,508)	(3,899)	(59)	(25,466)

Transfers in and / or out of Level 3	—	—	—	—
Ending balance	$(21,419)	$74,712	$—	$53,293

(1)
Total net losses attributable to derivative financial instruments for the three and nine months ended September 30, 2011 include losses of $2,611 and $2,900, respectively, on derivatives held at September 30, 2011. Net losses attributable to derivative financial instruments for the three and nine months ended September 30, 2010 include losses of $9,140 and $21,373, respectively, on derivatives held at September 30, 2010.

(2)
Total net losses on trading securities for the three and nine months ended September 30, 2010 include unrealized gains (losses) of $(2,417) and $13,298, respectively, on auction rate securities held at September 30, 2010.

NOTE 5 ADVANCES

Advances, representing payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	September 30, 2011	December 31, 2010
Servicing:
Principal and interest	$45,133	$82,060
Taxes and insurance	32,049	49,785
Foreclosure and bankruptcy costs	12,588	27,163
Other	25,177	21,701
	114,947	180,709
Corporate Items and Other	3,925	4,124
	$118,872	$184,833

Servicing advances of $75,489 were pledged as collateral under the term reimbursement advance borrowing as of December 31, 2010. See Note 13 for additional information regarding the fee reimbursement advance facility.

NOTE 6 MATCH FUNDED ADVANCES

Match funded advances on residential loans we service for others, as more fully described in Note 1—Principles of Consolidation-Financings of Advances on Loans Serviced for Others, are comprised of the following at the dates indicated:

	September 30, 2011	December 31, 2010
Principal and interest	$1,841,536	$947,990
Taxes and insurance	1,388,320	684,928
Foreclosure and bankruptcy costs	299,243	140,181
Real estate servicing costs	111,710	116,064
Other	116,025	34,889
	$3,756,834	$1,924,052

NOTE 7 LOANS – RESTRICTED FOR SECURITIZATION INVESTORS

Loans – restricted for securitization investors are held by four securitization trusts that we include in our consolidated financial statements, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. Loans – restricted for securitization investors consisted of the following at:

	September 30, 2011	December 31, 2010
Single family residential loans (1)	$62,673	$69,718
Allowance for loans losses	(2,284)	(2,378)
	$60,389	$67,340

(1)	Includes nonperforming loans of $12,671 and $12,933 at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011, the trusts held 1,447 loans that are secured by first or second liens on one- to four-family residential properties. These loans have a weighted average coupon rate of 9.19% and a weighted average remaining life of 130 months.

NOTE 8 MORTGAGE SERVICING RIGHTS

Servicing Assets. The following table summarizes the activity in the carrying value of residential servicing assets for the nine months ended September 30, 2011:

Balance at December 31, 2010	$193,985
Purchases (1)	135,341
Decrease in impairment valuation allowance	868
Amortization (2)	(30,477)
Balance at September 30, 2011	$299,717

(1)	Purchases represent the MSRs acquired as a part of the Litton Acquisition.

(2)
In the Consolidated Statement of Operations, Amortization of mortgage servicing rights is reported net of the amortization of servicing liabilities and includes the amount of charges we recognized to increase servicing liability obligations.

The following table presents the composition of our servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents purchased MSRs while subservicing generally represents all other MSRs.

	Residential	Commercial	Total
UPB of Assets Serviced:
September 30, 2011:
Servicing	$80,518,944	$—	$80,518,944
Subservicing	25,607,224	311,624	25,918,848
	$106,126,168	$311,624	$106,437,792
December 31, 2010:
Servicing	$51,252,380	$—	$51,252,380
Subservicing	22,634,011	434,305	23,068,316
	$73,886,391	$434,305	$74,320,696

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

Custodial accounts, which hold funds representing collections of principal and interest we receive from borrowers, are held in escrow by an unaffiliated bank and excluded from our Consolidated Balance Sheet. Custodial accounts amounted to approximately $540,500 and $320,300 at September 30, 2011 and December 31, 2010, respectively.

Valuation Allowance for Impairment. During 2008, we established a valuation allowance for impairment of $3,624 on the high-loan-to-value stratum of our MSRs as the estimated fair value was less than the carrying value. Changes in the valuation allowance for impairment are reflected in Servicing and origination expenses in our Consolidated Statement of Operations. Net of the current valuation allowance of $1,996, the carrying value of this stratum was $741 at September 30, 2011. For all other strata, the fair value was above the carrying value at September 30, 2011.

The estimated fair value of residential MSRs at September 30, 2011 and December 31, 2010 was $335,013 and $237,407, respectively. The more significant assumptions used in the September 30, 2011 valuation include prepayment speeds ranging from 11.8% to 24.2% (depending on loan type) and 90+ non-performing delinquency rates ranging from 18.5% to 32.1% (depending on loan type). Other assumptions include an interest rate of 1-month LIBOR plus 4% for computing the cost of financing advances, an interest rate of 1-month LIBOR for computing float earnings and a discount rate of 20%.

Servicing Liabilities. Servicing liabilities are included in Other liabilities. See Note 14 for additional information.

NOTE 9 RECEIVABLES

Receivables consisted of the following at the dates indicated:

	Receivables	Allowance for Credit Losses	Net
September 30, 2011
Servicing (1)	$43,308	$(1,084)	$42,224
Income taxes receivable	5,969	—	5,969
Affordable housing (2)	5,617	(5,067)	550
Due from Altisource (3)	2,199	—	2,199
Other	3,496	(1,297)	2,199
	$60,589	$(7,448)	$53,141

December 31, 2010
Servicing (1)	$59,436	$(262)	$59,174
Income taxes receivable	3,620	—	3,620
Affordable housing (2)	6,882	(5,866)	1,016
Due from Altisource (3)	2,445	—	2,445
Other	4,586	(1,323)	3,263
	$76,969	$(7,451)	$69,518

(1)
The balances at September 30, 2011 and December 31, 2010 arise from our Servicing business and primarily include reimbursable expenditures due from investors and amounts to be recovered from the custodial accounts of the trustees.

(2)
The balances at September 30, 2011 and December 31, 2010 primarily represent annual payments to be received through June 2014 for proceeds from sales of investments in affordable housing properties. None of these receivables is delinquent.

(3)	See Note 20 for additional information regarding our relationship with Altisource.

Receivable balances are evaluated individually. The change in the allowance for credit losses for the nine months ended September 30, 2011 and the balance of the related receivables at those dates were as follows (the disclosure requirements for the allowance for credit losses under ASC 310, Receivables, do not apply to mortgage banking activities, including the long-term servicing of loans, such as the activities of our Servicing segment):

	Affordable Housing	Other	Total

Allowance for credit losses balance at December 31, 2010	$5,866	$1,323	$7,189
Charge offs	—	(7)	(7)
Recoveries	—	(105)	(105)
Provision (reversal), net	(799)	86	(713)
Allowance for credit losses balance at September 30, 2011	$5,067	$1,297	$6,364

Receivables balance at September 30, 2011	$5,617	$3,496	$9,113

NOTE 10 OTHER ASSETS

Other assets consisted of the following at the dates indicated:

	September 30, 2011	December 31, 2010
Debt service accounts (1)	$120,484	$86,234
Interest earning collateral deposits (2)	29,023	25,738
Prepaid lender fees and debt issuance costs, net (3)	21,436	22,467
Real estate, net	3,440	4,682
Term note (4)	—	5,600
Other	11,356	13,561
	$185,739	$158,282

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

(2)	The balances include $21,319 and $18,684 of cash collateral held by the counterparties to our certain of our derivative agreements at September 30, 2011 and December 31, 2010, respectively.

(3)
Unamortized costs at September 30, 2011 and December 31, 2010 relate to match funded liabilities and other secured borrowings of the Servicing segment. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

(4)
In September 2011, we collected this term note in full and repaid a five-year note that was payable to the same counterparty. We originally issued a $7,000 note receivable in March 2009 with a maturity date of April 1, 2014 in connection with advances funded by the Ocwen Servicer Advance Funding, LLC (OSAF) term note pledged as collateral. See Note 13 for additional information.

NOTE 11 MATCH FUNDED LIABILITIES

Match funded liabilities, as more fully described in Note 1—Principles of Consolidation – Match Funded Advances on Loans Serviced for Others, are comprised of the following at:

				Unused Borrowing Capacity (2)
		Maturity (1)	Amortization Date (1)		Balance Outstanding
Borrowing Type	Interest Rate				September 30, 2011	December 31, 2010
Promissory Note (3)	3.3875%	Sept. 2013	Sept. 2013	$130,560	1,996,182	$—
Advance Receivable Backed Note Series 2009-3 (4)	4.14%	Jul. 2023	Jul. 2012	—	210,000	210,000
Variable Funding Note Series 2009-2 (5)	1-Month LIBOR + 350 bps	Nov. 2023	Nov. 2012	88,000	—	—
Variable Funding Note Series 2009-1 (6)	Commercial paper rate + 200 bps	Feb. 2022	Feb. 2012	165,317	134,683	1,095
Advance Receivable Backed Note Series 2010-1 (4)(7)	3.59%	Sep. 2023	Feb. 2011	—	80,000	200,000
Class A-1 Term Note (8)	Commercial paper rate + 350 bps	Aug. 2043	Aug. 2013	—	389,644	721,000
Class A-2 Variable Funding Note (8)	Commercial paper rate + 350 bps	Aug. 2043	Aug. 2013	173,535	26,465	—
Class B Term Note (8)	Commercial paper rate + 525 bps	Aug. 2043	Aug. 2013	—	18,148	33,500
Class C Term Note (8)	Commercial paper rate + 625 bps	Aug. 2043	Aug. 2013	—	17,248	31,900
Class D Term Note (8)	1-Month LIBOR + 750 bps	Aug. 2043	Aug. 2013	—	13,324	24,600
Advance Receivable Backed Notes (9)	1-Month LIBOR + 400 bps	Mar. 2020	May 2011	—	—	10,315
Advance Receivable Backed Notes (10)	1-Month LIBOR + 200 bps	Jan. 2014	Jul. 2013	70,466	194,534	250,119
				$627,878	$3,080,228	$1,482,529

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

(2)	Our unused borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility.

(3)	This note was issued in connection with the financing of advances acquired in connection with the acquisition of Litton on September 1, 2011.

(4)	These notes were issued under the Term Asset-Backed Securities Loan Facility (TALF) program administered by the Federal Reserve Bank of New York.

(5)	Under the terms of the note purchase agreement, the maximum funding obligation will increase from $88,000 to $100,000 in November 2011.

(6)
The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 200 bps. In February 2011, the amortization date was extended to February 2012.

(7)	This note entered into its amortization period in February 2011. The 2010-1 Indenture Supplement provides for scheduled amortization of $40,000 per quarter through January 2012.

(8)
These notes were issued in connection with the financing of advances acquired as part of our acquisition (the HomEq Acquisition) of the U.S. non-prime mortgage servicing business of Barclays Bank PLC on September 1, 2010.

(9)	On June 30, 2011, we terminated this facility and repaid the outstanding balance.

(10)
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

NOTE 12 SECURED BORROWINGS – OWED TO SECURITIZATION INVESTORS

Secured borrowings – owed to securitization investors of $55,323 and $62,705 at September 30, 2011 and December 31, 2010, respectively, consist of certificates that represent beneficial ownership interests in four securitization trusts that we include in our consolidated financial statements, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. The holders of these certificates have no recourse against the assets of Ocwen.

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

NOTE 13 LINES OF CREDIT AND OTHER SECURED BORROWINGS

Secured lines of credit from various unaffiliated financial institutions are as follows:

				Unused Borrowing Capacity
					Balance Outstanding
Borrowings	Collateral	Interest Rate	Maturity		September 30, 2011	December 31, 2010
Servicing:
Senior secured term loan (1)	Substantially all tangible and intangibles assets	1-Month LIBOR + 700 bps with a LIBOR floor of 2%	June 2015	$—	$—	$197,500
Senior secured term loan (2)	Substantially all tangible and intangibles assets	1-Month LIBOR + 550 bps with a LIBOR floor of 1.50%(2)	Sept. 2016	—	560,625	—
Fee reimbursement advance	Term note (3)	Zero coupon	March 2014	—	—	48,000
Term note (4)	Advances	1-Month LIBOR + 350 basis points	March 2014	—	—	5,600
				—	560,625	251,100
Corporate Items and Other
Securities sold under an agreement to repurchase (5)	Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes	(5)	(5)	—	5,728	7,774
					566,353	258,874
Discount (1)(2)(3)				—	(11,243)	(12,801)
				$—	$555,110	$246,073

(1)
On June 9, 2011, we terminated this facility and repaid the outstanding balance. We amortized the remaining balance of the original issue discount and the remaining unamortized prepaid debt issuance costs through this date.

(2)
On September 1, 2011, we entered into a new senior secured term loan facility agreement and borrowed $575,000 that was primarily used to fund a portion of the Litton Acquisition. The loan was issued with an original issue discount of $11,500 that we are amortizing over the term of the loan. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate [the greatest of (i) the prime rate of Barclays Bank PLC in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR)], plus a margin of 4.50% and a base rate floor of 2.50% or (b) 1-Month LIBOR, plus a margin of 5.50% with a 1-Month LIBOR floor of 1.50%. The loan is secured by a first priority security interest in substantially all of the tangible and intangible assets of Ocwen and the guarantors (OLS, Litton and Real Estate Servicing Solutions, Inc.), as well as by a pledge of the equity of certain of the subsidiaries of Ocwen and each guarantor. We are required to prepay the principal amount of the term loans in consecutive quarterly installments of $14,375 per quarter commencing September 30, 2011 through June 30, 2016, with the balance of the term loans becoming due on September 1, 2016.

(3)
During September 2011, we repaid this facility in full and recognized a gain of $2,405 on the extinguishment of debt, including the write off of the unamortized balances of the discount and related deferred income. We were amortizing the discount to interest expense over the five-year term of the advance. Under the agreement that governed this advance, a portion of the annual payment was forgiven if the annual net written premium by the lender for insurance on serviced loans and real estate exceeded $100,000. In the first quarter of 2011, the lender forgave $1,246 of the outstanding debt balance based on the net written premium for the contract year ended March 31, 2011, which we also recognized as a gain on extinguishment debt. These gains are reported in Other income (expense).

(4)
This note that was issued by OSAF was secured by advances on loans serviced for others, similar to match funded advances and liabilities. The lender pledged its interest in this note as collateral against a $7,000 term note receivable from the lender that we held. Both this note and the term note receivable were fully repaid in September 2011 as disclosed in Note 10.

(5)
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

NOTE 14 OTHER LIABILITIES

Other liabilities were comprised of the following at the dates indicated:

	September 30, 2011	December 31, 2010
Accrued expenses (1)(2)(3)	$62,606	$55,816
Checks held for escheat (1)(4)	24,790	18,087
Derivatives, at fair value	18,389	15,670
Accrued interest payable	3,854	4,830
Payable to Altisource (5)	3,736	3,877
Servicing liabilities (6)	2,997	3,415
Liability for selected tax items	2,913	2,913
Deferred income (7)	722	10,394
Other (8)	21,593	25,237
	$141,600	$140,239

(1)
We assumed $31,615 of other liabilities in the Litton acquisition, including accruals of $10,106 for salaries and related compensation expenses, $7,429 of accrued legal fees and $6,145 of checks held for escheat. At September 30, 2011, accrued expenses includes $26,662 related to Litton. In September 2011, we recorded $12,933 of compensation related to terminated Litton employees, including $3,913 of severance. We expect to pay the liabilities for compensation during the fourth quarter of 2011.

(2)
During 2010, in connection with the HomEq Acquisition, we accrued facility closure costs of $7,794 for the termination of the HomEq office leases effective in 2013 and $32,954 for employee termination benefits (including $30,345 during the third quarter). The balances at September 30, 2011 and December 31, 2010 include $5,901 and $7,794, respectively, of lease termination accruals. The balance at December 31, 2010 included $1,332 of remaining accruals for employee termination benefits. The change in the accrual balances is due to payments made, net of $57 of amortization of the discount recorded at the time that the lease termination accrual was established.

(3)
The balances at September 30, 2011 and December 31, 2010 include $2,360 and $24,366, respectively, of litigation reserves. During 2011, we paid the settlement of one legal proceeding and a judgment in another case.

(4)	The balance at September 30, 2011, includes $6,813 related to Litton.

(5)	See Note 20 for additional information regarding our relationship with Altisource.

(6)
We recognize a servicing liability for those agreements that are not expected to compensate us adequately for performing the servicing. During the first nine months of 2011, amortization of servicing liabilities exceeded the amount of charges we recognized to increase servicing liability obligations by $418. Amortization of mortgage servicing rights is reported net of this amount in the Consolidated Statement of Operations.

(7)
The balance at December 31, 2010 included $9,508 of deferred income associated with the fee reimbursement advance facility that was being amortized to earnings over the five-year life of the related debt as a reduction of interest expense. The unamortized balance was written off upon the repayment of the related debt during September 2011 and included in the gain on extinguishment of debt. See Note 13 for additional information on the fee reimbursement advance facility.

(8)	The balances at September 30, 2011 and December 31, 2010 include $12,960 and $14,943, respectively, due to investors in connection with loans we service under subservicing agreements.

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

Foreign Currency Exchange Rate Risk Management

In 2010, we entered into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee (INR) on amounts payable to our India subsidiary, OFSPL. We did not designate these contracts as hedges and we did not renew or replace them upon their expiration in April 2011. In August 2011, we entered into new foreign exchange forward contracts to hedge against the effect of changes in the value of the INR. We did not designate these contracts as hedges.

Our operations in Uruguay also expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant.

Interest Rate Management

We include certain securitization trusts in our consolidated financial statements as more fully described in Note 1—Securitizations of Residential Mortgage Loans. As a result, we report the fair value of an interest rate swap that is held by one of the securitization trusts. Under the terms of the swap, the trust pays a fixed rate of 4.935% and receives a variable rate equal to 1-Month LIBOR. The notional amount and fair value of the swap was $6,400 and $(49), respectively, at September 30, 2011. This swap was not designated as a hedge and matures in November 2011.

In April 2010, we entered into a $250,000 non-amortizing interest rate swap to hedge against the effects of a change in 1-Month LIBOR on borrowing under a $500,000 advance funding facility that carries a variable interest rate. The balance outstanding under this facility at September 30, 2011 was $194,534. Under the terms of the swap, we pay a fixed rate of 2.059% and receive a variable rate equal to 1-Month LIBOR. Settlements commenced in August 2010 and the swap matures in July 2013. The notional amount and fair value of the swap were $250,000 and $(7,579), respectively, at September 30, 2011. Projected net settlements for the next twelve months total approximately $3,275 of payments to the counterparty. Although we originally designated this swap as a cash flow hedge, the hedging relationship failed to meet the effectiveness criterion for the third quarter of 2011 and on a prospective basis because declines in advances pledged as collateral to the hedged debt resulted in lower borrowings. As a result, we discontinued hedge accounting effective July 1, 2011 and began amortizing the $6,179 of deferred losses in accumulated other comprehensive income. Amortization will continue until the related debt matures in July 2013.

In June 2010, we entered into two amortizing interest rate swaps with notional amounts totaling $637,200 to hedge against the effects of changes in the lender’s commercial paper rate and 1-Month LIBOR on borrowings under a second variable-rate advance funding facility entered into in connection with the HomEq Acquisition. The balance outstanding under this facility at September 30, 2011 was $464,829. Under the terms of the two swaps, we pay fixed rates of 1.575% and 1.5275%, respectively, and receive a variable rate equal to 1-Month LIBOR. Settlements commenced in September 2010 and the swaps mature in August 2013. The notional amount and fair value of the swaps were $472,429 and $(8,002), respectively, at September 30, 2011. Projected net settlements for the next twelve months total approximately $2,944 of payments to the counterparty. We designated these swaps as cash flow hedges.

The following table summarizes the use of derivatives during the nine months ended September 30, 2011:

	Foreign Exchange Forwards	Interest Rate Swaps

Notional balance at December 31, 2010	$6,400	$846,888
Additions	39,600	—
Maturities	(9,700)	(118,059)
Terminations	—	—
Notional balance at September 30, 2011	$36,300	$728,829

Fair value of derivative assets (liabilities) at (1):
September 30, 2011	$(2,759)	$(15,630)
December 31, 2010	$319	$(15,670)

Maturity	August 2012	November 2011 to August 2013

(1)	Derivatives are reported at fair value in Other assets or in Other liabilities.

Other income (expense), net, includes the following related to derivative financial instruments:

	Three months		Nine months
	2011	2010	2011	2010
Net realized and unrealized gains (losses) on derivative financial instruments that are not designated as hedges (1)	$(2,558)	$439	$(2,675)	$(117)
Unrealized losses arising from ineffectiveness of interest rate swaps designated as cash flow hedges	(164)	(426)	(1,296)	(458)
Amortization of deferred losses included in accumulated other comprehensive income related to a discontinued hedging relationship	(772)	—	(772)	—
	$(3,494)	$13	$(4,743)	$(575)

(1)	Includes $117 of net unrealized gains during the three and nine months ended September 30, 2011 relating to the swap for which we discontinued hedge accounting effective July 1, 2011.

Included in Accumulated other comprehensive loss at September 30, 2011 and December 31, 2010, respectively, was $12,811 and $14,435 of deferred unrealized losses, before taxes of $4,627 and $5,196, respectively, on the interest rate swaps that we designated as cash flow hedges.

NOTE 16 SERVICING AND SUBSERVICING FEES

We earn fees for providing services to owners of mortgage loans and foreclosed real estate. The following table presents the principal components of servicing and subservicing fees for the periods ended September 30:

	Three months		Nine months
	2011	2010	2011	2010
Loan servicing and subservicing fees	$82,618	$57,836	$232,359	$151,097
Home Affordable Modification Program (HAMP) fees	11,013	11,616	28,304	22,655
Late charges	9,536	8,711	24,771	24,126
Loan collection fees	2,772	2,191	7,689	6,448
Custodial accounts (float earnings) (1)	560	632	1,632	2,080
Other	6,112	5,438	16,198	12,434
	$112,611	$86,424	$310,953	$218,840

(1)	For the three and nine months ended September 30, 2010 float earnings included $138 and $757, respectively, of interest income from our investment in auction rate securities.

NOTE 17 INTEREST EXPENSE

The following table presents the components of Interest expense for each category of our interest-bearing liabilities for the periods ended September 30:

	Three months		Nine months
	2011	2010	2011	2010
Match funded liabilities	$21,989	$15,891	$60,943	$37,560
Lines of credit and other secured borrowings	4,044	6,808	21,308	7,707
Secured borrowings – owed to securitization investors	153	171	545	395
Investment line	—	—	—	376
Debt securities:
3.25% Convertible Notes	459	459	1,376	1,376
10.875% Capital Trust Securities	710	710	2,130	2,244
Other	303	148	712	359
	$27,658	$24,187	$87,014	$50,017

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

The following is a reconciliation of the calculation of basic EPS to diluted EPS for the periods ended September 30:

	Three months		Nine months
	2011	2010	2011	2010
Basic EPS:
Net income attributable to Ocwen Financial Corporation	$20,228	$(8,835)	$68,680	$28,063

Weighted average shares of common stock	101,016,777	100,329,915	100,908,473	100,159,547

Basic EPS	$0.20	$(0.09)	$0.68	$0.28

Diluted EPS:
Net income attributable to Ocwen Financial Corporation	$20,228	$(8,835)	$68,680	$28,063
Interest expense on 3.25% Convertible Notes, net of income tax (1)	301	—	904	927
Adjusted net income attributable to Ocwen Financial Corporation	$20,529	$(8,835)	$69,584	$28,990

Weighted average shares of common stock	101,016,777	100,329,915	100,908,473	100,159,547
Effect of dilutive elements:
3.25% Convertible Notes (1)	4,637,224	—	4,637,224	4,637,224
Stock options (2) (3)	2,619,443	—	2,522,284	2,581,104
Common stock awards	—	—	—	1,850
Dilutive weighted average shares of common stock	108,273,444	100,329,915	108,067,981	107,379,725

Diluted EPS	$0.19	$(0.09)	$0.64	$0.27

Stock options excluded from the computation of diluted EPS:
Anti-dilutive (2)	—	—	13,333	20,000
Market-based (3)	1,615,000	—	1,615,000	1,615,000

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

A brief description of our current business segments is as follows:

Servicing. This segment provides loan servicing for a fee, including asset management and resolution services, primarily to owners of subprime residential mortgages. In most cases, we provide these services either because we purchased the MSR from the owner of the mortgage or because we entered into a subservicing or special servicing agreement with the entity that owns the MSR. Subprime loans represent residential loans that were made to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac (nonconforming loans) or have subsequently become delinquent. This segment is primarily comprised of our core residential servicing business.

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

Financial information for our segments is as follows:

	Servicing	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations

For the three months ended September 30, 2011

Revenue (1)(2)	$122,863	$592	$(993)	$122,462
Operating expenses (3) (4)	64,119	2,298	(767)	65,650
Income (loss) from operations	58,744	(1,706)	(226)	56,812
Other income (expense), net:
Interest income	28	2,158	—	2,186
Interest expense (3)	(27,618)	(40)	—	(27,658)
Other (2)(5)	1,592	(4,207)	226	(2,389)
Other income (expense), net	(25,998)	(2,089)	226	(27,861)
Income (loss) from continuing operations before income taxes	$32,746	$(3,795)	$—	$28,951

For the three months ended September 30, 2010

Revenue (1)(2)	$95,369	$535	$(335)	$95,569
Operating expenses (3) (4)	69,012	24,578	(216)	93,374
Income (loss) from operations	26,357	(24,043)	(119)	2,195
Other income (expense), net:
Interest income	51	2,911	—	2,962
Interest expense (3)	(20,619)	(3,568)	—	(24,187)
Other (2)(5)	(361)	(1,440)	119	(1,682)
Other income (expense), net	(20,929)	(2,097)	119	(22,907)
Income (loss) from continuing operations before income taxes	$5,428	$(26,140)	$—	$(20,712)

For the nine months ended September 30, 2011

Revenue (1)(2)	$339,224	$1,698	$(1,617)	$339,305
Operating expenses (3)(4)	144,700	5,498	(1,095)	149,103
Income (loss) from operations	194,524	(3,800)	(522)	190,202
Other income (expense), net:
Interest income	110	6,534	—	6,644
Interest expense (3)	(86,870)	(144)	—	(87,014)
Other (2)(5)	2,653	(8,531)	522	(5,356)
Other income (expense), net	(84,107)	(2,141)	522	(85,726)
Income (loss) from continuing operations before income taxes	$110,417	$(5,941)	$—	$104,476

For the nine months ended September 30, 2010:

Revenue (1)(2)	$246,581	$1,673	$(1,146)	$247,108
Operating expenses (3)(4)	141,039	32,790	(620)	173,209
Income (loss) from operations	105,542	(31,117)	(526)	73,899
Other income (expense), net:
Interest income	161	8,346	—	8,507
Interest expense (3)	(44,772)	(5,245)	—	(50,017)
Other (2)(5)	(1,570)	(7,350)	526	(8,394)
Other income (expense), net	(46,181)	(4,249)	526	(49,904)
Income (loss) from continuing operations before income taxes	$59,361	$(35,366)	$—	$23,995

Total Assets
September 30, 2011	$4,446,960	$450,215	$—	$4,897,175

December 31, 2010	$2,495,966	$425,443	$—	$2,921,409

September 30, 2010	$2,698,023	$557,751	$—	$3,255,774

(1)	Intersegment revenues are as follows:

	Servicing	Corporate Items and Other	Business Segments Consolidated

For the three months ended September 30, 2011	$954	$39	$993
For the three months ended September 30, 2010	308	27	335
For the nine months ended September 30, 2011	1,524	93	1,617
For the nine months ended September 30, 2010	1,028	118	1,146

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

(3)	Depreciation and amortization expense are as follows:

	Servicing	Corporate Items and Other	Business Segments Consolidated
For the three months ended September 30, 2011:
Depreciation expense	$661	$426	$1,087
Amortization of MSRs	11,210	—	11,210
Amortization of debt discount	758	—	758
Amortization of debt issuance costs – senior secured term loan	284	—	284

For the three months ended September 30, 2010:
Depreciation expense	$360	$333	$693
Amortization of MSRs	7,874	—	7,874
Amortization of debt discount	1,114	172	1,286

For the nine months ended September 30, 2011:
Depreciation expense	$711	$1,263	$1,974
Amortization of MSRs	30,059	—	30,059
Amortization of debt discount	8,101	—	8,101
Amortization of debt issuance costs – senior secured term loan	8,888	—	8,888

For the nine months ended September 30, 2010:
Depreciation expense	$389	$1,045	$1,434
Amortization of MSRs	22,103	—	22,103
Amortization of debt discount	3,218	172	3,390
Amortization of debt issuance costs – senior secured term loan	497	—	497

(4)
Operating expenses of the Servicing segment for the three months ended September 30, 2011 include $18,746 related to the Litton Acquisition. For the three months ended September 30, 2010, operating expenses include $33,902 incurred in connection with the HomEq Acquisition.

(5)
Other income (expense) of the Servicing segment includes $2,405 and $3,651 of gains on the extinguishment of debt during the three and nine months ended September 30, 2011, respectively. Other income (expense) for the three and nine months ended September 30, 2010 includes net losses on auction rate securities of $2,961 and $3,899, respectively, recorded in Corporate Items and Other.

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

For purposes of governing certain of the ongoing relationships between Ocwen and Altisource after the Separation, and to provide for an orderly transition to the status of two independent companies, we entered into certain agreements with Altisource. Under these agreements, Altisource and Ocwen provide to each other services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, tax matters, risk management, law, strategic planning, compliance and other areas where we, and Altisource, may need transition assistance and support following the Separation. In addition, Altisource provides certain technology products and support services to us, including the REAL suite of applications that support our Servicing business. In addition, in the third quarter of 2011, Ocwen and Altisource entered into a Data Access and Services Agreement under which Ocwen agreed to make available to Altisource certain data from Ocwen’s servicing portfolio in exchange for a per asset fee.

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

For the three and nine months ended September 30, 2011, we generated revenues of $3,426 and $8,806 respectively, under our agreements with Altisource, principally from fees for providing referral services to Altisource. During the same periods of 2010, we generated revenues of $2,587 and $9,622 respectively. We also incurred expenses of $5,756 and $16,148 during the three and nine months ended September 30, 2011, respectively, principally for technology products and support services including the REAL suite of products that support our Servicing business. During the same periods of 2010, we incurred expenses of $4,973 and $14,555, respectively. At September 30, 2011, the net payable to Altisource was $1,537.

In December 2010, we entered into an agreement with Altisource to sublease 2,094 square feet of space as our principal executive office in Atlanta, Georgia. Under the terms of the agreement, Ocwen is responsible for monthly base rent of $3 plus a proportionate amount of maintenance costs and other shared services. The sublease is in effect through October 2014.

As disclosed in Note 1, Ocwen and Altisource each hold a 49% equity interest in Correspondent One. Correspondent One facilitates the purchase of conforming and government-guaranteed residential mortgages from approved mortgage originators and resells the mortgages to secondary market investors. As of September 30, 2011, Ocwen had invested $15,000 in Correspondent One.

NOTE 21 REGULATORY REQUIREMENTS

Ocwen is subject to extensive regulation by federal, state and local governmental authorities including the Federal Trade Commission, the SEC, the new Consumer Finance Protection Bureau and the state agencies that license its servicing and collection entities. The Company must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. These statutes apply to debt collection, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.

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

NOTE 22 COMMITMENTS AND CONTINGENCIES

Litigation

Since April 2004, we have been included as a defendant in litigation in federal court in Chicago which consolidated certain class actions and individual actions brought by borrowers in various federal and state courts challenging the defendants’ mortgage servicing practices, including charging improper or unnecessary fees, misapplying borrower payments and similar allegations (the MDL Proceeding). We believe the allegations in the MDL Proceeding are without merit and have defended against them vigorously. In the interests of obtaining finality and cost certainty with regard to this complex and protracted litigated matter, however, defendants, including Ocwen, entered into a definitive written agreement with plaintiffs’ counsel with respect to a class settlement. Ocwen’s portion of the proposed settlement payment is $5,163 plus certain other non-cash consideration and administrative costs. On July 1, 2011, the Court granted final approval to this class settlement. Defendants, including Ocwen, have paid their respective portions of the settlement into escrow and notice of the settlement has been provided to potential class members. On July 6, 2011, the Court entered final judgment and no appeals were filed. While there are some claims that are subject to opt-outs by individual plaintiffs, these are not viewed as material at this time.

In September 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc. (ABFS) brought an action against multiple defendants, including Ocwen, in Bankruptcy Court. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by Ocwen of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. The Trustee filed an amended complaint in March 2007 alleging various claims against Ocwen including turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. In April 2008, Ocwen filed an answer denying all charges and a counterclaim for breach of contract, fraud, negligent misrepresentation and indemnification in connection with the MSR purchase transaction. Fact discovery is complete and both Ocwen and the Trustee have filed motions for partial summary judgment. We believe that the Trustee’s allegations against Ocwen are without merit and intend to continue to vigorously defend against this matter. We are unable to provide any estimate of possible loss or range of possible loss at this time.

We are subject to various other pending legal proceedings, including those subject to loss sharing provisions of the Litton Acquisition more fully described in Note 3. In our opinion, the resolution of those proceedings will not have a material effect on our financial condition, results of operations or cash flows.

Tax Matters

On December 21, 2009, the India tax authorities issued a draft income tax assessment order (the First Order) with respect to assessment year 2006 – 2007. The proposed adjustment would impose upon OFSPL additional tax of INR 41,760 ($853) and interest of INR 18,297 ($374) for the Assessment Year 2006 – 2007, and penalties may be assessed. OCN and OFSPL intend to vigorously contest this Order and any imposition of tax and interest and do not believe they have violated any statutory provision or rule. OFSPL has filed an application with the Dispute Resolution Panel for the First Order. OFSPL received the final assessment order (the Second Order) on November 24, 2010, with a demand of INR 64,085 ($1,310), reflecting tax of INR 41,712 ($852) and interest of INR 22,373 ($457). In response, OFSPL petitioned for assistance to be provided by the Competent Authority under the Mutual Agreement Procedures of the U.S./India income tax treaty, furnished a Bank Guarantee for INR 76,754 ($1,569) related to transfer pricing matters and paid INR 7,647 ($156) towards non-transfer pricing issues. Furthermore, OFSPL has submitted an appeal of the Second Order to the Income Tax Appellate Tribunal.

On January 4, 2011, OFSPL received a draft assessment order (the Third Order) with respect to assessment year 2007 – 2008. The proposed adjustment would impose upon OFSPL additional tax of INR 63,885 ($1,306) and interest of INR 28,748 ($587). OFSPL filed an application and received no relief from the Dispute Resolution Panel for the Third Order. OFSPL intends to file a further appeal under the Mutual Agreement Procedures of the U.S./India income tax treaty and submit an appeal of the Third Order to the Income Tax Appellate Tribunal. Due to the uncertainties inherent in the Appeals and Competent Authority processes, OCN and OFSPL cannot currently estimate any additional exposure beyond the amount currently detailed in the Orders. We also cannot predict when these tax matters will be resolved. Competent Authority assistance requests under the Mutual Agreement Procedures should preserve OCN’s right to offset any potential increase in India taxes against OCN’s U.S. taxes.

Other Information

In July 2010, OLS received two subpoenas from the Federal Housing Finance Agency (FHFA) as conservator for Freddie Mac and Fannie Mae in connection with ten private label mortgage securitization transactions where Freddie Mac and Fannie Mae have invested. The transactions include mortgage loans serviced but not originated by OLS or its affiliates. There is no allegation of wrongdoing in the subpoenas against OLS, and we are cooperating with the FHFA’s requests.

On November 24, 2010, OLS received a Civil Investigative Demand (CID) from the Federal Trade Commission (FTC) requesting documents and information regarding various servicing activities. There is no allegation of wrongdoing in the CID against OLS, and we are cooperating with the FTC’s request.

Recent inquiries into servicer foreclosure processes could result in actions by state or federal governmental bodies, regulators or the courts that could result in temporary moratoria on mortgage foreclosures or an extension of foreclosure timelines, which may be applicable generally to the servicing industry or to us in particular. In addition, a number of our match funded advance facilities contain provisions that limit the eligibility of advances to be financed based on the length of time that advances are outstanding, and three of our match funded advance facilities have provisions that limit new borrowings if average foreclosure timelines extend beyond a certain time period, either of which, if such provisions applied, could adversely affect liquidity by reducing our average effective advance rate. In addition, governmental bodies may impose regulatory fines or penalties as a result of our foreclosure processes or impose additional requirements or restrictions on such activities which could increase our operating expenses. Increases in the amount of advances and the length of time to recover advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for advances would lead to increased borrowings, reduced cash and higher interest expense which could negatively impact our liquidity and profitability. With respect to the Servicing segment, Ocwen is not the title owner of record for any foreclosed real estate, and neither Ocwen nor any of its subsidiaries make any type of direct title warranty to a subsequent purchaser of foreclosed real estate.

Ocwen has been a party to loan sales and securitizations dating back to the 1990s. The majority of securities issued in these transactions have been retired and are not subject to putback risk. There is one remaining securitization with an original UPB of approximately $200,000 where Ocwen provided representations and warranties and the loans were originated in the last decade. Ocwen performed due diligence on each of the loans included in this securitization. The outstanding UPB of this securitization was $51,074 at September 30, 2011, and the outstanding balance of the notes was $52,338. Ocwen is not aware of any inquiries or claims regarding loan putbacks for any transaction where we made representations and warranties. We do not expect loan putbacks to result in any material change to our financial position, operating results or liquidity.

NOTE 23 SUBSEQUENT EVENTS

On October 19, 2011, Ocwen entered into a Purchase Agreement with SCI Services, Inc. (SCI), Saxon Capital Holdings, LLC (Saxon Capital) and Morgan Stanley Mortgage Capital Holdings, LLC (Morgan Stanley) to acquire (i) all of the issued and outstanding stock of SCI Services, Inc. (SCI) and (ii) certain MSRs currently owned by Morgan Stanley and its affiliates (the Saxon Transaction). SCI is a subsidiary of Saxon Capital and the parent company of Saxon Mortgage Services, Inc., a provider of servicing and subservicing of primarily non-prime residential mortgage loans. Morgan Stanley is the parent company of Saxon Capital. The Saxon Transaction will result in the acquisition of a servicing portfolio of approximately $26,800,000 in UPB as of June 30, 2011, of which Ocwen currently subservices approximately $10,800,000 as of June 30, 2011. The Saxon Transaction also includes approximately $12,900,000 of loans that SCI subservices for Morgan Stanley and others. This subservicing may be transferred to Ocwen, pending approval by the owners of the servicing, or will be subserviced by Ocwen under short-term agreements. The base purchase price for the Saxon Transaction is $59,300, subject to certain adjustments at closing, plus an estimated $292,200 for the portion of the Saxon servicing advance receivables that will not be financed through committed financing. The Saxon Transaction is expected to close in the first quarter of 2012.

On October 31, 2011, we entered into two interest rate swaps to hedge against the effects of changes in variable interest rates on borrowings under servicing advance funding facilities. Under the terms of the swaps, we will pay fixed rates of 0.9780% and 0.9725% and will receive a variable rate equal to 1-Month LIBOR. The swaps become effective on the last business day of June 2013 and mature in January 2015. The notional amounts vary over time based on the terms of the swap transaction with combined notional amounts as high as $1,046,821 in September 2013.

In addition to the Saxon Transaction, on November 4, 2011, Ocwen entered into a servicing rights purchase agreement with JPMorgan Chase, N.A. (“JPMCB”) to acquire less than 2% of JPMCB’s mortgage servicing portfolio which includes servicing rights for certain third party private securitizations in which neither JPMCB nor any of its affiliated entities were issuers or loan sellers.  The transaction relates to MSRs for approximately 82,000 non-prime loans with a UPB of approximately $15,000,000 as of September 30, 2011 (the “JPMCB MSR Transaction”).  The purchase price, subject to adjustment at closing and inclusive of servicing advance receivables, is approximately $950,000, which will be payable in cash by Ocwen.  Ocwen expects to finance $625,000 of the purchase price through an existing servicing advance facility.  We do not expect the adjustment in the purchase price to be material.

As part of the JPMCB MSR Transaction, JPMCB and Ocwen have agreed to indemnification provisions for the benefit of the other party.  There is no assurance that JPMCB will fulfill its indemnification obligations.

The JPMCB MSR Transaction is expected to close on January 1, 2012, however the JPMCB MSR Transaction may close in phases on more than one date.  Closing of the JPMCB MSR Transaction is subject to closing conditions, including but not limited to obtaining applicable third party authorizations and amendments.  There can be no assurance that the JPMCB MSR Transaction will be consummated as proposed or at all.

Ocwen is funding the amounts for the Saxon Transaction and the JPMCB MSR Transaction through a combination of cash on-hand, cash generated through operations, available credit, additional borrowing under our September 1, 2011 senior secured term loan facility, servicing advance facilities and a registered offering of common stock.

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

As a result of the Litton Acquisition, which closed on September 1, 2011, Ocwen’s servicing UPB grew by approximately $38.6 billion. This increases Ocwen’s residential servicing portfolio to $106.1 billion in UPB as of September 30, 2011, making it the 12th largest mortgage loan servicer in the United States. In addition, as disclosed in Note 23 to our Interim Consolidated Financial Statements, we recently announced that we had entered into an agreement with Saxon Capital Holdings, Inc., a subsidiary of Morgan Stanley, to acquire SCI Services, Inc. (SCI) and certain MSRs. The MSRs reflect a servicing portfolio of approximately $26.8 billion in UPB.

We expect that other non-prime servicing platforms are likely to come to market in the next several months, and to the extent that we find these opportunities to be attractive, we believe that Ocwen can compete effectively for these opportunities, although it will not necessarily be the winning bidder in all cases. With our highly automated platform, we believe that we can quickly scale our servicing capabilities to handle acquired loan portfolios with only modest additions to infrastructure.

We expect to continue to pursue subservicing transactions, the acquisition of existing servicing portfolios and platforms and special servicing opportunities. We have been able to grow our average residential UPB serviced significantly since the end of 2008 without access to a flow of newly originated business. On flow servicing, we worked with Altisource and its Lenders One business (which generated approximately 6% of new loans originated in the United States in 2010) to create a new entity to securitize newly originated loans. Ocwen and Altisource each hold a 49% equity interest in this new entity, Correspondent One. We believe that this venture can improve the economics for the members of Lenders One and allow Ocwen to compete for servicing rights for newly originated Federal Housing Administration loans. If proposed changes in the servicing fee structure for Fannie Mae and Freddie Mac loans are implemented, Ocwen may be able to compete for the servicing of an even broader potential flow of new loans.

We also plan on evaluating and developing capabilities to service new segments of the servicing industry such as reverse mortgages and home equity lines of credit. In addition, we now deploy a full on-shore servicing alternative for entities that limit or prohibit offshore activities by their service providers.

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

•
On April 15, 2011, we entered an agreement to subservice approximately 13,000 non-agency mortgage loans with a UPB of approximately $2.9 billion. The boarding dates were May 2, 2011 and May 16, 2011. This agreement provides for reimbursement of servicing advances.

•
On September 1, 2011, we acquired Litton Loan Servicing LP (Litton), a provider of servicing and subservicing of primarily non-prime residential mortgage loans, from The Goldman Sachs Group, Inc. (Goldman Sachs). The purchase resulted in the acquisition of a servicing portfolio of approximately $38.6 billion in UPB.

•
On October 19, 2011, we entered into a Purchase Agreement to acquire (i) the issued and outstanding stock of SCI from a subsidiary of Morgan Stanley and (ii) certain MSRs from Morgan Stanley and its affiliates. The Saxon Transaction will result in the acquisition of approximately $26.8 billion in UPB of primarily non-prime residential mortgage loans as of June 30, 2011 – of which Ocwen currently subservices approximately $10.8 billion – and also includes the acquisition of approximately $12.9 billion of UPB that Saxon or its subsidiaries subservice for Morgan Stanley and others.

We expect to continue in 2011 and 2012 to roll out new initiatives designed to reduce the cost of servicing and to improve our ability to manage delinquencies and advances. These initiatives will also improve borrower customer service levels, increase loan modifications and reduce re-defaults on loan modifications. We have already rolled out our “Shared Appreciation Modification” in most states which incorporates principal reductions and lower payments for borrowers while still providing some ability for investors to recoup losses if property values increase over time. We also rolled out our “Appointment Model” approach for communicating with our delinquent borrowers which will allow borrowers to schedule a time to review their files with a resolution specialist. By allowing both the borrower and the resolution specialist to prepare for discussions in advance, we believe that the Appointment Model approach is the best way to improve service and provide borrowers with the choice of a single point of contact.

Inquiries into servicer foreclosure practices are continuing and bring the possibility of action by state or federal government bodies, regulators or courts that could have an adverse effect on the average foreclosure timeline and increase asset intensity. Through 2010, the average number of days to complete a foreclosure action extended by 53 days in judicial foreclosure states and 43 days in traditional non-judicial foreclosure states as compared to 2009. In the first nine months of 2011, foreclosure timelines have increased by an additional 125 days in judicial foreclosure states and 26 days in traditional non-judicial foreclosure states as compared to 2010 averages. The 90+ non-performing delinquency rate on the Ocwen portfolio as a percentage of UPB has increased from 27.3% at December 31, 2010 to 28.7% at September 30, 2011. Excluding the Litton portfolio, the 90+ non-performing delinquency rate as a percentage of UPB was 23.6% at September 30, 2011. This improvement occurred because fewer loans entered delinquency and because of improved loss mitigation. It is not possible to predict the full financial impact of changes in foreclosure practices, but if the extension of timelines causes delinquency rates to rise, this could lead to a delay in revenue recognition and collections, an increase in operating expenses and an increase in the advance ratio. An increase in the advance ratio would lead to increased borrowings, reduced cash and higher interest expense.

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

As part of the Acquisition Ocwen plans initially to sell the right to receive the servicing fees, excluding ancillary income, relating to the MSRs (Rights to MSRs) to HLSS. Ocwen would retain legal ownership of the MSRs and would continue to service the related mortgage loans for a reduced fee because HLSS will assume the obligation to make and finance servicing advances related to the MSRs. Ocwen will be obligated to transfer legal ownership of the MSRs to HLSS if and when the required third party consents are obtained, and at such time, Ocwen would commence subservicing the MSRs for a fee pursuant to a subservicing agreement. HLSS intends to finance the Acquisition through proceeds from an initial public offering of its ordinary shares.

All transactions and agreements between Ocwen and HLSS will be subject to review under Ocwen’s related party transaction policy, including a review by the Board and independent directors.

HLSS may acquire additional MSRs or rights similar to the Rights to MSRs from Ocwen and enter into related subservicing arrangements with Ocwen in the future. HLSS may also acquire MSRs from third parties which could increase the benefit of this strategy to Ocwen by boosting the size of its subservicing portfolio with little or no capital requirement on the part of Ocwen if HLSS chooses to engage Ocwen as a subservicer on these acquisitions. If HLSS is successful in acquiring all or most of Ocwen’s portfolio of MSRs, Ocwen could evolve over time into a “capital-light” fee-for-service business. Ocwen cannot provide assurance that it will consummate the sale of MSRs or Rights to MSRs to HLSS, or that HLSS will continue to engage Ocwen as subservicer. Any Rights to MSRs to be acquired in the Acquisition and in any subsequent acquisitions will be subject to customary closing conditions.

There have been no transactions between Ocwen and HLSS, and there have been no formal agreements executed between Ocwen and HLSS as negotiations on the economic terms of the agreements are not yet finalized.

Ocwen has paid fees on the behalf of HLSS for organizational costs and costs associated with HLSS’ planned initial public offering. The amount of such payments incurred to date has been immaterial to Ocwen’s financial statements. Ocwen may make additional payments on behalf of HLSS until the initial public offering is completed at which time Ocwen expects to be reimbursed by HLSS.

The effects on Ocwen of the Acquisition are anticipated to be as follows:

•
Upon the sale of assets to HLSS, management believes that Ocwen’s liquidity and cash flows will improve as the sale will result in cash proceeds to Ocwen, a portion of which will be used to reduce the balance on Ocwen’s senior secured term loan that it entered into on September 1, 2011 as required under the terms of the related loan agreement.

•	There will be a decrease in Ocwen’s match funded liabilities, as HLSS will assume a servicing advance financing facility from Ocwen.

•
As described above, Ocwen will initially sell Rights to MSRs to HLSS. While the sale of the Rights to MSRs to HLSS will achieve an economic result for Ocwen substantially identical to a sale of the MSRs, the transaction is expected to be accounted for as a financing until the required third party consents are obtained and legal ownership of the MSRs transfers to HLSS.

•
Net income is expected to decline somewhat before considering any income that could be generated from reinvesting the net proceeds from the sale. Interest expense on the advance facility transferring to HLSS will be assumed by HLSS but the interest expense to be recognized on the portion of the sales proceeds accounted for as a financing of the MSRs will be greater.

•
Ocwen expects that the reduction in the equity required to run its servicing business will be relatively greater than the reduction in net income, thus improving the return on equity of its servicing business.

Operating Segments

Effective January 1, 2011, with the growth in our Servicing segment and continuing reductions in the Loans and Residuals and Asset Management Vehicles (AMV) segments, we changed our internal management reporting to focus on the Servicing segment and to include the results for Loans and Residuals and AMVs in Corporate Items and Other. Due to a lack of profitable opportunities to acquire assets, we are allowing the assets of the existing asset management vehicles to run off. The Servicing segment, which comprised nearly 100% of total revenues during the first nine months of 2011, represents our sole reported business segment following the change in our reporting structure. Segment results for prior periods have been restated to conform to the current segment structure.

See the Segment Results and Financial Condition section and Note 19 to the Interim Consolidated Financial Statements for additional financial information regarding our segments.

Operations Summary

The HomEq Acquisition on September 1, 2010 and the Litton Acquisition on September 1, 2011 have significantly impacted our consolidated operating results. The operating results of the HomEq Servicing and Litton Loan Servicing businesses are included in the Servicing segment since their respective acquisition dates.

The following table summarizes our consolidated operating results for the three and nine months ended September 30, 2011 and 2010. We have provided a more complete discussion of operating results by line of business in the Segment Results and Financial Condition section.

	Three months			Nine months
	2011	2010	% Change	2011	2010	% Change
Consolidated:
Revenue (1)	$122,462	$95,569	28%	$339,305	$247,108	37%
Operating expenses (2)	65,650	93,374	(30)	149,103	173,209	(14)
Income from operations	56,812	2,195	2,488	190,202	73,899	157
Other expense, net	(27,861)	(22,907)	22	(85,726)	(49,904)	72
Income (loss) from continuing operations before taxes	28,951	(20,712)	(240)	104,476	23,995	335
Income tax expense (benefit)	8,730	(7,487)	(217)	35,808	310	11,451
Income (loss) from continuing operations	20,221	(13,225)	(253)	68,668	23,685	190
Income (loss) from discontinued operations, net of taxes	—	4,383	(100)	—	4,383	(100)
Net income (loss)	20,221	(8,842)	(329)	68,668	28,068	145
Net income (loss) attributable to non-controlling interest in subsidiaries	7	7		12	(5)	(340)
Net income (loss) attributable to Ocwen	$20,228	$(8,835)	(329)	$68,680	$28,063	145

Segment income (loss) from continuing operations before taxes:
Servicing	$32,746	$5,428	503%	$110,417	$59,361	86%
Corporate items and other	(3,795)	(26,140)	(85)	(5,941)	(35,366)	(83)
	$28,951	$(20,712)	(240)	$104,476	$23,995	335

Three Months Ended September 2011 versus September 2010. Residential servicing and subservicing fees were higher than the third quarter of 2010 as a result of 31% growth in the average servicing portfolio that included approximately $38.6 billion acquired on September 1, 2011 related to the Litton Acquisition.

Operating expenses for the third quarter of 2011 declined principally because of lower transaction-related expenses related to the Litton Acquisition as compared to the HomEq Acquisition in the 2010 period. Transaction expenses related to the Litton Acquisition were $18,746 versus $33,902 of transaction-related charges for the HomEq Acquisition. In addition, during the third quarter of 2010 we recorded $20,647 of charges for litigation primarily related to an adverse verdict in a vendor dispute. These declines were significantly offset by higher amortization of MSRs and the effects of a substantial increase in staffing to service the larger portfolio. Income from operations increased by $54,617, or 2,488%, in the three months ended September 30, 2011 as compared to 2010.

Other expense, net increased by $4,954 primarily due to an increase of $7, 582 in interest expense on borrowings related to the HomEq and Litton acquisitions and $2,759 of unrealized losses on foreign exchange forward contracts we entered into to hedge against the effects of changes in the value of the Indian Rupee. These increases in other expense were partly offset by the $2,405 gain on extinguishment of debt in the third quarter of 2011 and the effect of $2,961 of realized and unrealized losses on auction rate securities in the third quarter of 2010.

The income tax benefit recognized in the third quarter of 2010 reflects the release of a reserve predominantly related to deductions associated with a servicing advance finance structure and statute expirations. The reserve for this item was recorded in 2009.

Nine Months Ended September 2011 versus September 2010. Residential servicing fees were higher than the first nine months of 2010 as a result of loan modifications and the 35% growth in the average servicing portfolio that included the Litton, HomEq and Saxon acquisitions.

Operating expenses for the first nine months of 2011 declined principally because of the lower transaction-related expenses related to the Litton Acquisition as compared to the HomEq Acquisition as disclosed above. In addition, litigation-related expenses were higher during 2010 due to the accruals established in connection with the adverse verdict in a vendor dispute disclosed above and the settlement of the MDL Proceeding. These declines were significantly offset by higher amortization of MSRs and the effects of a substantial increase in staffing to service the larger portfolio. Income from operations increased by $116,303, or 157%, in the first nine months of 2011 as compared to 2010.

Other expense, net increased by $35,822 primarily due to an increase of $43,914 in interest expense on borrowings related to the HomEq and Litton acquisitions and $3,077 of unrealized losses on foreign exchange forward contracts including $2,759 in the third quarter related to new contracts as disclosed above. Interest expense for the first nine months of 2011 also includes the write-off of $12,575 of unamortized discount and deferred debt issuance costs as the result of the prepayment of $180,000 on the $350,000 senior secured term loan, primarily during the second quarter. These increases in other expense were offset in part by $3,651 of gains on extinguishment of debt in 2011 and the effects of $3,899 of losses on auction rate securities and a $3,000 write-off of a commercial real estate investment in 2010.

Change in Financial Condition Summary

The overall increase in assets of $1,975,766 or 68% during the first nine months of 2011 was principally the result of the following changes:

•	Cash increased by $24,241.

•
Total advances increased by $1,766,821 due primarily to $2,468,137 of advances acquired in connection with the Litton Acquisition offset in part by a reduction in advances on the pre-existing portfolio.

•	MSRs increased by $105,732 due primarily to purchase of $135,341 related to the Litton acquisition, offset by amortization expense of $30,477.

•	Receivables declined by $16,377 due primarily to declines in amounts to be recovered from custodial accounts of trustees.

•	Goodwill increased by $44,570 as a result of the Litton Acquisition.

•	Increase of $22,901 in premises and equipment primarily due to $24,224 acquired as a part of the Litton Acquisition.

•	Investments in unconsolidated entities increased by $11,292 due primarily to the investment in Correspondent One of $15,000, including $11,975 during the third quarter.

•
Other assets increased by $27,457 primarily as a result of a $34,250 increase in debt service accounts as a result of the new Litton advance financing facility offset by the repayment of a $5,600 note receivable. We also wrote-off $7,603 of debt issuance costs to interest expense as a result of the prepayment of $180,000 on the $350,000 senior secured term loan incurred in connection with the HomEq Acquisition.

Liabilities increased by $1,902,640 or 94%, primarily because of the following items:

•
Match funded liabilities increased by $1,597,699 reflecting $2,126,742 of notes issued in connection with the financing of advances that we acquired as part of the Litton Acquisition, of which $1,996,182 was outstanding at September 30, 2011. This was partially offset by repayments of $346,171 on the HomEq advance facility.

•
Lines of credit and other secured borrowings increased by $309,037 primarily due to the $575,000 senior secured term loan facility that we entered into in connection with the Litton Acquisition net of an $11,500 discount. This increase was offset by principal repayments of $197,500 related to the $350,000 senior secured term loan facility, including the $180,000 prepayment noted above, $48,000 related to the fee reimbursement advance facility and the first payment of $14,375 on the new senior secured term loan. The prepayments on the 2010 senior secured term loan resulted in the write-off of $4,972 of the related discount to interest expense during the first and second quarters of 2011. The repayment of fee reimbursement advance facility resulted in a gain on debt extinguishment of $3,651, including $2,405 during the third quarter.

•
Other liabilities increased slightly. This increase was due to the assumption of $31,615 of other liabilities as part of the Litton Acquisition offset in large part by a decline in litigation reserves related to settled cases.

Liquidity Summary

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of September 30, 2011, by this definition, was $229,069, a decrease of $27,821, or 11%, from December 31, 2010. At September 30, 2011, our cash position was $152,037 as compared to $127,796 at December 31, 2010. However, our available credit on collateralized but unused advance financing capacity declined to $77,032 at September 30 2011 compared to $129,095 at December 31, 2010. The decline in available credit was principally the result of our success reducing advances from December 31, 2010 which resulted in a lower amount of advances pledged to our advance financing facilities.

Our investment policies emphasize principal preservation by limiting investments to include:

•	Securities issued by the U.S. government, a U.S. agency or a U.S. government-sponsored enterprise
•	Money market mutual funds
•	Money market demand deposits
•	Demand deposit accounts

We regularly monitor and project cash flow to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on maintaining cash and unused borrowing capacity that is sufficient to meet the needs of the business.

At September 30, 2011, $627,878 of our total maximum borrowing capacity remained unused. However, as noted above, the amount of collateral pledged to these facilities limits additional borrowing, and only $77,032 of this amount is readily available. We may utilize the unused borrowing capacity in the Servicing business in the future by pledging additional qualifying collateral to these facilities. In order to reduce interest expense, we are reducing unused borrowing capacity to a level that we consider prudent relative to the current levels of advances and match funded advances and to meet our funding needs for reasonably foreseeable changes in advances.

Interest Rate Risk Summary

Interest rate risk is a function of (i) the timing of re-pricing and (ii) the dollar amount of assets and liabilities that re-price at various times. We are exposed to interest rate risk to the extent that our interest rate sensitive liabilities mature or re-price at different speeds, or on different bases, than our interest-earning assets.

We have executed a hedging strategy aimed at largely neutralizing the impact on our Servicing business of changes in interest rates within a certain period based on the projected excess of variable rate debt over cash and float balances. As of September 30, 2011, the notional amount of our outstanding hedges somewhat exceeded the net exposure of projected variable rate debt and cash and float balances for the next several years due to a faster than expected reduction in advances and in our match funded liabilities. Future variances between the projected excess of variable rate debt over cash and float balances and actual results could result in our becoming over-hedged or under-hedged. See Note 15 to our Interim Consolidated Financial Statements for additional information regarding our use of derivatives.

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

SEGMENT RESULTS AND FINANCIAL CONDITION

For the Servicing segment and for Corporate Items and Other, the following section provides a discussion of the changes in financial condition during the nine months ended September 30, 2011 and a discussion of pre-tax results of operations for the three and nine months ended September 30, 2011 and 2010. Our former Loans and Residuals segment and Asset Management Vehicles segment are included in Corporate Items and Other effective January 1, 2011. Segment results for the 2010 periods have been restated to conform to the current segment structure.

Servicing

The following table presents selected results of operations of our Servicing segment for the three and nine months ended September 30:

	Three months		Nine months
	2011	2010	2011	2010
Revenue
Servicing and subservicing fees:
Residential	$111,880	$85,591	$308,451	$217,486
Commercial	1,680	1,130	3,998	2,366
	113,560	86,721	312,449	219,852
Process management fees	9,215	7,907	26,151	24,112
Other	88	741	624	2,617
Total revenue	122,863	95,369	339,224	246,581

Operating expenses
Compensation and benefits	23,881	39,184	43,989	54,945
Amortization of servicing rights	11,210	7,874	30,059	22,103
Servicing and origination	1,951	1,686	5,115	4,352
Technology and communications	7,259	5,151	17,877	14,370
Professional services	4,165	3,332	8,018	11,689
Occupancy and equipment	5,899	4,157	12,826	10,607
Other operating expenses	9,754	7,628	26,816	22,973
Total operating expenses	64,119	69,012	144,700	141,039

Income from operations	58,744	26,357	194,524	105,542

Other income (expense)
Interest income	28	51	110	161
Interest expense	(27,618)	(20,619)	(86,870)	(44,772)
Gain (loss) on debt redemption	2,405	—	3,651	(571)
Other, net	(813)	(361)	(998)	(999)
Total other expense, net	(25,998)	(20,929)	(84,107)	(46,181)

Income from continuing operations before income taxes	$32,746	$5,428	$110,417	$59,361

The following table provides selected operating statistics at or for the three and nine months ended September 30:

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$74,156,557	$53,844,690	38%	$74,156,557	$53,844,690	38%
Non-performing loans	25,213,527	16,670,616	51	25,213,527	16,670,616	51
Non-performing real estate	6,756,084	5,624,716	20	6,756,084	5,624,716	20
Total residential assets serviced (2)	$106,126,168	$76,140,022	39	$106,126,168	$76,140,022	39

Average residential assets serviced	$78,960,593	$60,160,356	31	$74,596,127	$55,104,751	35

Prepayment speed (average CPR)	15.2%	12.6%	21	14.5%	12.7%	14

Percent of total UPB:
Servicing portfolio	75.9%	69.6%	9%	75.9%	69.6%	9%
Subservicing portfolio	24.1	30.4	(21)	24.1	30.4	(21)
Non-performing residential assets serviced, excluding Freddie Mac (3)	28.7%	27.2%	6	28.7%	27.2%	6

	Three Months			Nine Months
	2011	2010	% Change	2011	2010	% Change
Number of:
Performing loans (1)	531,082	379,097	40%	531,082	379,097	40%
Non-performing loans	127,224	87,941	45	127,224	87,941	45
Non-performing real estate	34,348	27,954	23	34,348	27,954	23
Total number of residential assets serviced (2)	692,654	494,992	40	692,654	494,992	40

Average number of residential assets serviced	516,214	401,454	29	487,135	375,805	30
Percent of total number:
Servicing portfolio	75.9%	68.8%	10%	75.9%	68.8%	10%
Subservicing portfolio	24.1	31.2	(23)	24.1	31.2	(23)
Non-performing residential assets serviced, excluding Freddie Mac (3)	21.6%	21.2%	2	21.6%	21.2%	2

Residential Servicing and Subservicing Fees
Loan servicing and subservicing	$82,372	$57,520	43%	$231,414	$150,613	54%
HAMP fees	11,013	11,616	(5)	28,304	22,655	25
Late charges	9,535	8,710	9	24,770	24,121	3
Loan collection fees	2,772	2,191	27	7,689	6,448	19
Custodial accounts (float earnings)	560	632	(11)	1,632	2,080	(22)
Other	5,628	4,922	14	14,642	11,569	27
	$111,880	$85,591	31	$308,451	$217,486	42

Financing Costs
Average balance of advances and match funded advances	$2,502,979	$1,612,676	55%	$2,027,344	$1,248,447	62%
Average borrowings	1,876,014	1,164,304	61	1,478,494	828,675	78
Interest expense on borrowings (4)	25,980	19,259	35	82,086	42,201	95
Facility costs included in interest expense (4)	2,999	4,421	(32)	19,093	14,232	34
Discount amortization included in interest expense (4)	1,009	1,114	(9)	8,352	3,219	159
Effective average interest rate (4)	5.54%	6.62%	(16)	6.88%	6.79%	1
Average 1-month LIBOR	0.21%	0.29%	(28)	0.22%	0.28%	(21)

Average Employment
India and other	2,559	1,837	39%	2,234	1,580	41%
United States (5)	731	231	216	402	228	76
Total	3,290	2,068	59	2,636	1,808	46

Collections on loans serviced for others	$1,487,903	$1,350,232	10%	$4,474,890	$3,703,911	21%

(1)
Performing loans include those loans that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)
Subprime loans represents the largest category, or strata, of residential loans we service. At September 30, 2011, we serviced 560,440 subprime loans with a UPB of $89,097,259. This compares to 360,317 subprime loans with a UPB of $56,530,714 at December 31, 2010 and 372,997 subprime loans with a UPB of $58,407,094 at September 30, 2010.

(3)
Excluding the Litton portfolio acquired on September 1, 2011, the UPB and the number of non-performing residential assets serviced as a percentage of the total portfolio were 23.6% and 17.4%, respectively, at September 30, 2011. Excluding the HomEq and Saxon portfolios acquired in 2010, the UPB and number of non-performing residential assets serviced as a percentage of the total portfolio were 25.0% and 18.3%, respectively, at September 30, 2010.

(4)
By June 30, 2011, we had repaid the $197,500 balance outstanding under the $350,000 senior secured term loan. The repayments included $180,000 of prepayments in addition to the mandatory quarterly repayments of $17,500. These prepayments resulted in a write-off to interest expense amounting to $4,972 of debt discount and $7,603 of deferred debt issuance costs. Excluding these additional costs, the effective annual interest rate would have been 5.74% for the first nine months of 2011. This rate declined from 2010, principally because of a decline in facility costs charged on certain facilities and an increase in average borrowings relative to facility costs which resulted in a significant decline in the proportion of interest expense represented by the amortization of facility costs.

(5)	Includes an average of 474 and 158 employees of Litton for the three and nine months ended September 30, 2011, respectively.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB		Count
	2011	2010	2011	2010
Servicing portfolio at beginning of the year	$73,886,391	$49,980,077	479,165	351,595
Additions	222,872	1,372,733	1,233	7,203
Runoff	(3,566,302)	(1,674,811)	(18,211)	(11,813)
Servicing portfolio at March 31	70,542,961	49,677,999	462,187	346,985
Additions	2,934,682	7,466,279	13,376	40,614
Runoff	(2,647,076)	(1,899,702)	(13,429)	(13,648)
Servicing portfolio at June 30	70,830,567	55,244,576	462,134	373,951
Additions	38,119,492	23,078,457	244,935	136,714
Runoff	(2,823,891)	(2,183,011)	(14,415)	(15,673)
Servicing portfolio at September 30	$106,126,168	$76,140,022	692,654	494,992

Three months ended September 2011 versus September 2010. Residential servicing and subservicing fees increased due to the increase in the UPB of residential assets serviced as a result of the Litton and HomEq acquisitions.

The average UPB of residential assets serviced was 31% higher in 2011 resulting in a 31% increase in residential servicing and subservicing fees. Servicing fees for the three months ended September 30, 2011 include $14,560 earned on the Litton portfolio for the month of September.

At September 30, 2011, the percentage of UPB representing servicing rather than subservicing was 75.9%, a 9% increase as compared to 69.6% on September 30, 2010. This increase was a result of the $38.6 billion of UPB that we acquired in the Litton Acquisition. However, revenue relative to average UPB for the third quarter of 2011 as compared to 2010 was unchanged at 0.14% due primarily to a lower initial revenue yield on the acquired Litton portfolio. The effect on revenues of the Litton Acquisition was tempered by the fact that initial revenues from newly acquired servicing are principally the contractual servicing fee and late fees. Other ancillary revenues, which are driven by the resolution of non-performing loans, ramp up gradually in the first year after the acquisition.

When we return a loan to performing status, we generally recognize revenue in the form of deferred servicing fees and late fees. For loans modified under HAMP, however, we earn HAMP fees in place of late fees. Excluding HAMP fees, we recognized loan servicing fees and late charges of $12,787 and $9,842 during the three months ended September 30, 2011 and 2010, respectively, as a result of modifications completed. In addition, we earned total HAMP fees of $11,013 and $11,616 in the third quarter of 2011 and 2010, respectively. These amounts included HAMP success fees of $6,915 and $6,618 in the third quarter of 2011 and 2010, respectively on loans that were still performing at the one-year anniversary of their modification. We completed 15,743 modifications during the third quarter of 2011, down 1% from the 15,928 modifications completed during the third quarter of 2010. In the third quarter of 2011, 16% of completed modifications were HAMP as compared to 27% in the third quarter of 2010.

As of September 30, 2011, we estimate that the balance of uncollected and unrecognized servicing fees related to delinquent borrower payments was $224,658_compared to $123,582 as of December 31, 2010. The increase is primarily due to the $38.6 billion of servicing UPB acquired in the Litton Acquisition.

Process management fee revenues are primarily comprised of referral commissions for sales of foreclosed residential real estate through our network of brokers. Process management fees also include fees earned from Altisource in connection with the preparation of foreclosure and similar documents on loans that have defaulted. In future periods, we expect a continued decline in these fees as we align with new Freddie Mac and Fannie Mae guidelines that restrict certain fees.

Operating expenses declined by $4,893 as expenses related to HomEq Servicing, excluding amortization of mortgage servicing rights, declined by $32,409. This decline was offset by expenses related to Litton, excluding amortization of mortgage servicing rights, of $18,746. Amortization of HomEq mortgage servicing rights increased from $1,326 in 2010 to $3,851 in 2011. Amortization of Litton mortgage servicing rights was $2,276. Excluding HomEq and Litton as well as amortization of mortgage servicing rights, operating expenses increased by $5,435 from 2010 to 2011, as we increased our staffing in India, Uruguay and the United States to manage the increase in the size of the Servicing portfolio. Excluding Litton personnel, average staffing in India and Uruguay increased by a combined 39% and in the United States by 11%. Total operating expenses for the third quarter of 2011 were 0.08% of average UPB for the quarter as compared to 0.11% for the third quarter of 2010.

The increase in our overall delinquency rates from 24.2% of total UPB at June 30, 2011 to 28.7% at September 30, 2011 is largely due to much higher delinquencies at boarding for the Litton portfolio. Excluding the Litton portfolio, the UPB of non-performing residential assets serviced as a percentage of the total portfolio was 23.6% at September 30, 2011. Excluding the effects of new acquisitions or of any changes to foreclosure processes that may occur during the remainder of 2011, we expect overall delinquency rates to decline; however, this outcome is not assured.

Prepayment speed was 2.6 percentage points higher in the third quarter of 2011 primarily due to an increase in regular principal collections. Real estate sales and other involuntary liquidations accounted for approximately 65% of average CPR for the third quarter of 2011 with regular principal collections and other voluntary principal reductions accounting for the remaining 35%. For the third quarter of 2010, involuntary and voluntary reductions accounted for 77% and 23%, respectively, of average CPR.

Interest expense on borrowings for 2011 was 35% higher than 2010. This increase was principally because of an increase in average borrowings on advance facilities as a result of the Litton and HomEq acquisitions and the higher average interest rates charged on the term notes issued as part of the HomEq advance facility. Interest expense for the third quarter of 2011 also includes $2,904 of net settlements related to interest rate swap agreements that we entered into during the third quarter of 2010. These increases were partly offset by lower spreads on other advance facilities, particularly the Litton advance facility. Average borrowings of the Servicing segment increased by 61% during the third quarter of 2011 as compared to 2010 due to the new senior secured term loan and the increase in the average balance of match funded liabilities related to the HomEq and Litton acquisitions.

Nine months ended September 2011 versus September 2010. Residential servicing and subservicing fees for the first nine months of 2011 were 42% higher than the same period of 2010 due to a 35% increase in the average UPB of residential assets serviced and a 14% increase in modifications. Revenue increased relative to average UPB in the first nine months of 2011 to 0.41% as compared to 0.39% for the 2010 period due primarily to a higher mix of servicing versus subservicing in 2011 due to the HomEq, Saxon and Litton acquisitions.

Excluding HAMP fees, we recognized loan servicing fees and late charges of $41,889 and $26,716 during the nine months ended September 30, 2011 and 2010, respectively, as a result of modifications completed. Total HAMP fees were $28,304 and $22,655 in the first nine months of 2011 and 2010, respectively. HAMP success fees represent $17,696 and $7,281 of the total HAMP fees in the first nine months of 2011 and 2010, respectively. We completed a total of 57,070 modifications during the first nine months of 2011 as compared to 49,924 during the first nine months of 2010. In the first nine months of 2011, 17% of completed modifications were HAMP as compared to 30% in the first nine months of 2010.

Operating expenses increased by $3,661. Expenses related to Litton, excluding amortization of mortgage servicing rights, were $19,218. Amortization of HomEq mortgage servicing rights increased from $1,326 in 2010 to $12,264 in 2011, and amortization of Litton mortgage servicing rights was $2,276. Excluding HomEq and Litton and amortization of mortgage servicing rights, operating expenses increased by $9,947 from 2010 to 2011, as we increased our staffing in India, Uruguay and the United States to manage the increase in the size of the Servicing portfolio. Other costs rose generally with the growth of the Servicing portfolio except for legal settlement expense which declined by $4,990 as a result of the 2010 accrual for the settlement of the MDL Proceeding. Offsetting these increases was a $33,460 decline in operating expenses, other than amortization of mortgage servicing rights, related to HomEq Servicing, In addition, amortization of mortgage servicing rights, excluding HomEq and Litton, declined by $5,258. Excluding Litton personnel, average staffing in India and Uruguay increased by a combined 41% and in the United States by 7%. Total operating expenses for the for the first nine months of 2011 were 0.19% of average UPB for the period as compared to 0.26% for the first nine months of 2010.

Interest expense on borrowings for the first nine months of 2011 was 95% higher than in 2010. This increase was principally the result of an increase in average borrowings on advance facilities as a result of the HomEq and Litton acquisitions and the closing of the $575,000 senior secured term loan related to the Litton Acquisition on September 1, 2011. Also contributing to the increase was the repayment of the $350,000 senior secured term loan related to the HomEq acquisition, including $180,000 of accelerated prepayments on this loan in 2011. These prepayments resulted in a write-off to interest expense of $12,575 representing a proportionate amount of the related debt discount and deferred debt issuance costs. Interest expense for the first nine months of 2011 also includes $8,783 of net settlements related to interest rate swap agreements that we entered into during the second quarter of 2010. These increases were partly offset by lower spreads on advance facilities, particularly the Litton advance facility. Average borrowings of the Servicing segment increased by 78% during the first nine months of 2011 as compared to 2010 as average advances and match funded advances increased by 62% during the same period due to advances and MSRs acquired as part of the HomEq and Litton acquisitions.

The following table presents selected assets and liabilities of the Servicing segment at:

	September 30, 2011	December 31, 2010
Advances (1)	$114,947	$180,709
Match funded advances(1)	3,756,834	1,924,052
MSRs (Residential) (2)	299,717	193,985
Receivables, net (3)	43,796	60,627
Goodwill (4)	57,380	12,810
Premises and equipment (5)	24,145	341
Debt service accounts (6)	120,484	86,234
Prepaid lender fees and debt issuance costs, net (7)	21,436	22,467
Other	8,221	14,741
Total assets	$4,446,960	$2,495,966

Match funded liabilities (8)	$3,080,228	$1,482,529
Lines of credit and other secured borrowings (7)	549,382	238,299
Servicer liabilities	4,417	2,390
Accrued expenses (9)	47,936	22,117
Checks held for escheat (9)	20,164	12,723
Deferred income (10)	722	10,394
Servicing liabilities	2,997	3,415
Accrued interest payable	2,989	2,803
Other (11)	21,238	20,581
Total liabilities	$3,730,073	$1,795,251

(1)
Overall, advances increased in 2011 primarily due to the acquisition of $2,468,137 of advances in connection with the Litton Acquisition offset in part by a reduction in advances on the pre-existing portfolio. Excluding the effect of any new acquisitions or significant foreclosure process changes, we expect advances to continue to decline in 2011; however, there is no assurance that this will occur.

(2)	The increase in MSRs in 2011 is due to $135,341 acquired as part of the Litton Acquisition offset in part by amortization of $30,477.

(3)	The decline in receivables in 2011 primarily reflects a $20,992 decline in amounts to be recovered from the custodial accounts of the trustees.

(4)	The increase is due to goodwill of $44,570 recorded in connection with the Litton Acquisition.

(5)	The increase is primarily due to our acquisition of premises and equipment with a fair value of $24,224 as part of the Litton Acquisition.

(6)
The balances required to be maintained in the debt service accounts were higher due to the funding of a new account related to the match funded advance facility entered into in connection with the Litton Acquisition. This increase was partly offset by declining balance requirements related to the other match funded facilities as a result of repayments.

(7)
On September 1, 2011, we entered into a senior secured term loan facility agreement and borrowed $575,000 that was used to fund a portion of the Litton Acquisition as well as for general corporate purposes. We incurred $12,124 of fees in connection with this senior secured term loan. These fees and $11,500 of original issue discount are being amortized over the five-year term of the loan. In September 2010, we executed a $350,000 senior secured term loan that was used to fund a portion of the HomEq Acquisition. At December 31, 2010, the outstanding principal balance of this loan was $197,500, and the unamortized discount and debt issuance costs were $5,632 and $8,604, respectively. We repaid the outstanding balance of this loan during the first and second quarters of 2011 and fully amortized the remaining discount and debt issue costs. See Note 13 to our Interim Consolidated Financial Statements for additional information regarding these loans.

(8)
The balance of match funded liabilities increased because of $2,126,742 of debt incurred in connection with the establishment of a new facility to finance advances that we acquired as part of the Litton Acquisition. The outstanding balance of this new facility was $1,996,182 at September 30, 2011. This increase was partly offset by a $346,171 decline in borrowings under the HomEq advance financing facility because of advance reduction.

(9)
The increase in accrued expenses is primarily due to $26,662 of accrued liabilities related to the Litton. We assumed $31,615 of liabilities in connection with the Litton Acquisition, including $6,145 of checks held for escheat.

(10)
The balance at December 31, 2010 included $9,508 of deferred income associated with the fee reimbursement advance facility that was being amortized to earnings over the five-year life of the related debt as a reduction of interest expense. The unamortized balance was written off upon the repayment of the related debt during September 2011 and included in the gain on extinguishment of debt. See Note 13 to our Interim Consolidated Financial Statements for additional information on the fee reimbursement advance facility.

(11)	The balance includes $12,960 and $14,943 at September 30, 2011 and December 31, 2010, respectively, due to investors in connection with loan subservicing agreements.

Corporate Items and Other

The following table presents selected results of operations of Corporate Items and Other for the periods ended September 30:

	Three months		Nine months
	2011	2010	2011	2010
Revenue	$592	$535	$1,698	$1,673
Operating expenses	2,298	24,578	5,498	32,790
Loss from operations	(1,706)	(24,043)	(3,800)	(31,117)
Other income (expense)
Net interest income (expense)	2,118	(657)	6,390	3,101
Loss on trading securities	—	(3,013)	—	(3,958)
Loss on loans held for resale, net	(1,011)	(539)	(3,531)	(2,626)
Equity in (losses) earnings of unconsolidated entities (1)	(366)	147	(1,212)	818
Gain on debt repurchase (2)	—	—	—	723
Other, net	(2,830)	1,965	(3,788)	(2,307)
Other expense, net	(2,089)	(2,097)	(2,141)	(4,249)

Loss before income taxes	$(3,795)	$(26,140)	$(5,941)	$(35,366)

(1)	In June 2011, ONL sold 38 residential loans for proceeds of $3,748 and realized a loss of $2,876 of which approximately 25% is included in Equity in losses of unconsolidated entities for 2011.

(2)
In January 2010, we repurchased $12,930 par value of our 10.875% Capital Trust Securities at a discount to par in the open market which generated a gain of $717, net of the write-off of unamortized issuance costs.

Three months ended September 2011 versus September 2010. Operating expenses were lower during the third quarter of 2011 primarily due to a decline in litigation related expenses. The third quarter of 2010 includes $20,096 of litigation expenses related to an adverse verdict in a vendor dispute. We paid the judgment related to this case in May 2011.

Net interest income (expense) consists primarily of interest income on loans held by the consolidated securitization trusts and on loans held for resale. The third quarter of 2010 also includes $3,319 of interest expense incurred on the $350,000 senior secured term loan from the closing date of the term loan on July 29, 2010 to the closing date of the HomEq Acquisition on September 1, 2010. Effective with the closing of the HomEq Acquisition, the interest expense on the term loan has been recognized in the Servicing segment.

Loss on trading securities for the third quarter of 2010 includes $2,961 of realized and unrealized losses on auction rate securities. During the fourth quarter of 2010, we liquidated our remaining investment in auction rate securities.

Equity in earnings of unconsolidated entities declined due to a loss incurred by Correspondent One from its start-up operations. Our 49% share of their loss for the quarter was $355.

Other, net for the third quarter of 2011 includes $2,759 of unrealized losses on foreign exchange forward contracts we entered into in August to hedge against the effects of changes in the value of the Indian Rupee. During the third quarter of 2010, we recognized a gain of $1,000 as the result of receiving a legal settlement related to an affordable housing project that we had sold in 2005.

Nine months ended September 2011 versus September 2010. Operating expenses were lower during the first nine months of 2011 primarily due to a decline in litigation-related expenses and the reversal of allowances on affordable housing receivables. During the first quarter of 2010, we incurred costs in connection with the settlement of two litigation actions whereby the broker / dealers agreed to repurchase certain of our auction rate securities. As disclosed above, in the third quarter of 2010 we incurred $20,096 of litigation expenses related to an adverse verdict in a vendor dispute. During the first quarter of 2011, we reduced our litigation accruals that we had established in 2010 related to the vendor dispute based on the final judgment which was paid in May 2011.

The decline in earnings of unconsolidated entities in the first nine months of 2011 largely resulted from an increase in unrealized losses on loans held and a realized loss on loans sold by ONL, a decline in the fair value of residual securities held by OSI and the operating loss incurred by Correspondent One.

Other, net for the nine months ended September 30, 2010 includes the $3,000 charge recorded in the second quarter to write-off our investment in a commercial real estate partnership.

The following table presents selected assets and liabilities of Corporate Items and Other at:

	September 30, 2011	December 31, 2010
Cash	$152,037	$127,796
Restricted cash – for securitization investors	910	727
Loans held for resale (1)	21,933	25,803
Advances on loans held for resale	3,925	3,957
Loans, net – restricted for securitization investors (2)	60,389	67,340
Receivables, net	3,377	5,271
Income taxes receivable	5,968	3,620
Deferred tax assets, net	138,483	138,716
Premises and equipment, net	4,231	5,134
Interest-earning collateral deposits (3)	28,023	25,738
Real estate (4)	3,440	4,682
Investment in unconsolidated entities (5)	23,364	12,072
Other	4,135	4,587
Total assets	$450,215	$425,443

Secured borrowings – owed to securitization investors (2)	$55,323	$62,705
Lines of credit and other secured borrowings (6)	5,728	7,774
Debt securities	82,554	82,554
Derivatives, at fair value (3)	18,389	15,670
Accrued expenses (7)	14,670	33,700
Checks held for escheat	4,627	5,364
Liability for selected tax items	2,913	2,913
Payable to Altisource	2,067	3,715
Accrued interest payable	865	2,027
Other	2,023	4,919
Total liabilities	$189,159	$221,341

(1)
Loans held for resale are net of valuation allowances of $14,407 and $14,611 at September 30, 2011 and December 31, 2010, respectively, and include non-performing loans with a carrying value of $9,192 and $11,247, respectively. The UPB of nonperforming loans held for resale as a percentage of total UPB was 54% at September 30, 2011 compared to 54% at September 30, 2010 and 53% at December 31, 2010.

(2)
Loans held by the consolidated securitization trusts are net of an allowance for loan losses of $2,284 and $2,378 at September 30, 2011 and December 31, 2010, respectively, and include nonperforming loans with a UPB of $12,671 and $12,933, respectively. The UPB of nonperforming loans was $12,907 at September 30, 2010. Secured borrowings – owed to securitization investors represent certificates issued by the consolidated securitization trusts. See Note 1, Note 7 and Note 12 to the Interim Consolidated Financial Statements for additional information regarding the securitization trusts, the loans and the related borrowings.

(3)
As disclosed in Note 15 to the Interim Consolidated Financial Statements, we entered into interest rate swap agreements during the second quarter of 2010 to hedge against our exposure to an increase in variable interest rates. In August 2011, we also entered into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee. At September 30, 2011 and December 31, 2010, we have $21,319 and $18,684, respectively, of cash collateral on deposit with the counterparties to our derivatives, the majority of which relates to the swap agreements.

(4)
Includes $2,757 and $3,783 at September 30, 2011 and December 31, 2010, respectively, of foreclosed properties from our portfolio of loans held for resale that are reported net of fair value allowances of $2,667 and $3,554, respectively.

(5)
Investment in unconsolidated entities includes our 25% equity interests in asset management entities OSI, ONL and OREO. Our combined investment in these entities was $8,720 and $11,992 at September 30, 2011 and December 31, 2010, respectively. During the first nine months of 2011, we received a total of $2,415 of distributions from the asset management entities. We have no remaining commitment to invest in OSI or ONL or OREO. In addition, we acquired a 50% interest in Correspondent One in March 2011. As of September 30, 2011, we had funded all of the committed $15,000 investment in Correspondent One, of which $11,975 was funded in July. By September 30, 2011, investments by unrelated third parties had reduced our interest in Correspondent One to 49%.

(6)
The decline in accrued expenses in 2011 is primarily due to our payment in May of a judgment regarding a litigated vendor dispute. Accruals established in connection with litigation declined from $18,413 at December 31, 2010 to $2,360 at September 30, 2011. See Note 22 to the Interim Consolidated Financial Statements for additional information regarding litigation.

EQUITY

Total equity amounted to $977,943 at September 30, 2011 as compared to $904,817 at December 31, 2010. This increase of $73,126 is primarily due to net income of $68,680. The exercise of stock options and the recognition of compensation related to employee share-based awards also contributed to the increase in equity in 2011.

INCOME TAX EXPENSE

Income tax expense (benefit) was $8,730 and $(7,487) for the third quarter of 2011 and 2010, respectively. For the nine months of 2011 and 2010, income tax expense was $35,808 and $310, respectively.

Our effective tax rate for the first nine months of 2011 was 34.27% as compared to 1.29% for the same period of 2010. Income tax provisions for interim (quarterly) periods are based on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. Income tax expense differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes and foreign tax rates, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes and changes in the liability for selected tax items.

Our effective tax rate for the first nine months of 2010 reflects a benefit from the release of a reserve of $12,005 predominantly related to deductions associated with a servicing advance finance structure and statute expirations. The reserve for this item was recorded in 2009. Our effective tax rate for first nine months of 2010 also includes a non-cash benefit of approximately 7.2% associated with the recognition of certain foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As noted in the Overview – Liquidity Summary, our liquidity as of September 30, 2011, as measured by unencumbered cash plus unused, collateralized advance financing capacity was $229,069, a decrease of $27,821, or 11%, from December 31, 2010. At September 30, 2011, our cash position was $152,037 compared to $127,796 at December 31, 2010. We have invested cash that is in excess of our immediate operating needs primarily in money market deposit accounts.

Investment policy and funding strategy. Our primary sources of funds for near-term liquidity are:

•	collections of servicing fees and ancillary revenues;

•	collections of prior servicer advances in excess of new advances;

•	proceeds from match funded liabilities;

•	proceeds from lines of credit and other secured borrowings; and

•	payments received on loans held for resale.

In addition to these near-term sources, potential additional long-term sources of liquidity include proceeds from the issuance of debt securities and equity capital, although we cannot assure you that they will be available on terms that we find acceptable.

Our primary uses of funds are:

•	payments for advances in excess of collections on existing servicing portfolios;
•	payment of interest and operating costs;
•	purchase of MSRs and related advances; and
•	repayments of borrowings.

We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on three measures:

•	requirements for maturing liabilities compared to dollars generated from maturing assets and operating cash flow;

•	the change in advances and match funded advances compared to the change in match funded liabilities; and

•	unused borrowing capacity.

At September 30, 2011, $627,878 of our total maximum borrowing capacity remained unused. We maintain unused borrowing capacity for three reasons:

•	as a protection should advances increase due to increased delinquencies;

•	as a protection should we be unable to either renew existing facilities or obtain new facilities; and

•	to provide capacity for the acquisition of additional servicing rights.

Outlook. As also noted in the Overview – Liquidity Summary section, in order to reduce interest expense, we are reducing unused borrowing capacity to a level that we consider prudent relative to the current levels of advances and to meet our funding needs for reasonably foreseeable changes in advances. In the second quarter of 2011, we terminated one underutilized match funded advance facility and reduced the size of another. We also monitor the duration of our funding sources. With the increase in the term of our funding sources, we have better matched the duration of our advances and corresponding borrowings and further reduced the relative cost of up-front facility fees and expenses. Our $290,000 of TALF issuances, $438,364 of three-year term notes under our HomEq facility and $1,996,182 two-year note under our Litton facility account for 88% of our outstanding advance financing at September 30, 2011.

Debt financing summary. During the first nine months of 2011, we:

•	Extended the amortization date of a variable funding note with a maximum borrowing capacity of $300,000 by one year to February 2012;

•
Extended the amortization date of a second facility from June 2011 to July 2013, reduced the maximum borrowing capacity from $500,000 to $265,000 and reduced the annual facility fee from 1.3% of the maximum borrowing capacity to 1%;

•	Terminated an advance financing facility with a maximum borrowing capacity of $100,000 and repaid the outstanding balance on June 30, 2011;

•	Repaid $346,171 of the HomEq advance facility term notes;

•	Repaid the remaining $197,500 balance of the $350,000 senior secured term loan, including $180,000 of voluntary repayments;

•	Issued $2,126,742 of notes on September 1, 2011 in connection with the financing of advances that we acquired as part of the Litton Acquisition;

•
Entered into a new $575,000 senior secured term loan on September 1, 2011 that was issued with a discount of $11,500 and used the proceeds to fund a portion of the Litton Acquisition, of which $14,375 was repaid on September 30, 2011; and

•	Repaid the remaining $48,000 balance of the fee reimbursement advance borrowing, including $36,000 in September 2011.

Maximum borrowing capacity for match funded advances increased by $1,299,106 from $2,409,000 at December 31, 2010 to $3,708,106 at September 30, 2011. This increase is a result of the addition of the Litton advance financing facility. The increase resulting from the Litton facility was offset by: the Advance Receivable Backed Note Series 2010-1 note entering its amortization period; the pay down on the term notes issued in connection with the HomEq Acquisition which reduces potential borrowing on those notes; the reduction in maximum borrowing capacity on one facility from $500,000 to $265,000; and the termination of another facility that had a maximum borrowing capacity of $100,000. The Series 2010-1 note will continue to be repaid at the rate of $40,000 per quarter. Our unused advance borrowing capacity decreased from $926,471 at December 31, 2010 to $627,878 at September 30, 2011 as the increase related to the Litton advance funding facility was offset by the decline in capacity resulting from the pay down of the Series 2010-1 note, reduction in maximum borrowing capacity on one facility, the termination of another facility and increased borrowing on the Advance Receivable Backed Note Series 2009-2.

Our ability to finance servicing advances is a significant factor that affects our liquidity. Three of our match funded advance facilities are subject to increases in the financing discount if deemed necessary by the rating agencies in order to maintain the minimum rating required for the facility. While Fitch has placed the notes under our Advance Receivable Backed Note Series on negative watch, we do not expect future advance rate changes to have a material effect on our liquidity. Our ability to continue to pledge collateral under each advance facility depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing under the advance facility to which it is pledged.

As discussed in Note 22 to the Interim Consolidated Financial Statements and in the Overview – Strategic Priorities section, recent inquiries into servicer foreclosure processes could result in actions by state or federal governmental bodies, regulators or the courts that could result in a further extension of foreclosure timelines. While the effect of such extensions could be an increase in advances, the effect on liquidity will be lessened if Ocwen maintains its ability to utilize spare capacity on its advance facilities because approximately 80% of the increase in advances could be borrowed. Alternatively, if foreclosure moratoria are issued in a manner that brings into question the timely recovery of advances on foreclosed properties, Ocwen may no longer be obligated to make further advances and may be able to recover existing advances in certain securitizations from pool-level collections which could mitigate any advance increase. The effects of the extension of foreclosure timelines have, thus far, been more than offset by the effects of increases in other forms of resolution, and advances have continued to decline. Absent significant changes in the foreclosure process, we expect advances to continue to decline.

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

By the end of the second quarter of 2011, through voluntary repayments in addition to mandatory quarterly installments of $8,750, we had repaid in full our borrowings under the $350,000 senior secured term loan that we had entered into in connection with the HomEq Acquisition. We made the prepayments in order to absorb excess liquidity and to reduce interest costs. While we fully repaid this senior secured term loan in the second quarter, we subsequently entered into an agreement for a new $575,000 senior secured term loan agreement to finance the Litton Acquisition that has covenants similar to the prior senior secured term loan.

Cash flows for the nine months ended September 30, 2011. Our operating activities provided $803,621 of cash primarily due to $699,516 of collections of servicing advances (primarily on the HomEq Servicing portfolio) and net income adjusted for amortization and other non-cash items. Also, amounts to be recovered from the custodial accounts of trustees declined by $20,992. Balances required to be maintained in interest-earning debt service accounts increased by $34,250 because of the funding of a new account related to the advance facility established to fund the advances acquired as part of the Litton Acquisition. This increase was offset in part by lower balance requirements for debt service accounts related to the HomEq and other match funded facilities as a result of repayments of the borrowings. Operating cash flows were used principally to repay borrowings under advance financing facilities and the senior secured term loans.

Our investing activities used $2,654,432 of cash during the nine months ended September 30, 2011. On September 1, 2011, we paid $2,646,486 to acquire Litton, including advances of $2,468,137 and MSRs of $135,341. We also invested $15,000 in Correspondent One. Distributions received from our asset management entities were $2,415 during the first nine months of 2011.

Our financing activities provided $1,875,052 of cash consisting primarily of $2,126,742 received from the new match funded facility established to finance the advances acquired in the Litton Acquisition. We also received proceeds of $563,500 from the issuance of the $575,000 senior secured term loan. We used the proceeds from these two new facilities to fund the Litton Acquisition. Cash provided by operating activities allowed us to make net repayments of $529,043 against match funded liabilities. In addition, we were able to repay the $197,500 remaining balance of the $350,000 senior secured term loan and the $14,375 initial payment on the new $575,000 senior secured term loan. We also repaid the remaining balance on our fee reimbursement advance, including $36,000 in the third quarter. In connection with the issuance of the new senior secured term loan, we paid $12,070 of debt issuance costs to the lender.

Cash flows for the nine months ended September 30, 2010. Our operating activities provided $434,582 of cash primarily due to our liquidation of auction rate securities and net collections of servicing advances. Trading activities provided $168,853 of cash from sales, settlements and redemptions of auction rate securities. Excluding the advances acquired in connection with the $22.4 billion HomEq Servicing portfolio in the third quarter and the $6.9 billion Saxon servicing portfolio in the second quarter, advances declined $204,343 while servicer liabilities declined by $36,304.

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

Our financing activities provided $1,350,186 of cash primarily consisting of $1,140,655 of net proceeds from match funded liabilities of our Servicing business including $824,000 received in connection with the notes issued to finance the advances acquired as part of the HomEq Acquisition. We also received proceeds of $343,000 from the issuance of the $350,000 senior secured term loan and $96,636 from collateralized financing transactions involving auction rate securities which we recognized as secured borrowings. This was partially offset by our repayment of the investment line of $156,968, reduction in borrowings collateralized by auction rate securities of $40,504 and purchase of our Capital Trust Securities with a face value of $13,010 for $11,659. We also paid the first annual installment of $12,000 on our $60,000 fee reimbursement advance. On the $350,000 senior secured term loan, we paid debt issuance costs of $9,882 and paid the first quarterly installment of $8,750.

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

Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk as well as our exposure to changes in the value of the India Rupee. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 15 to our Interim Consolidated Financial Statements for additional information regarding derivatives.

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

ASU 2011-08 (ASC 350, Intangibles – Goodwill and Other): Testing Goodwill for Impairment. With this ASU, the FASB has taken action to reduce the cost and complexity of the annual goodwill impairment test by providing reporting entities with the option of performing a “qualitative” assessment of impairment to determine if any further quantitative testing for impairment may be necessary. An entity can choose to apply the qualitative assessment to all, some or none of its reporting units. The ASU is effective for reporting periods beginning after December 15, 2011; however, an entity can early adopt the revised standard even if its annual impairment test date is before September 15, 2011, the date that the ASU was issued. We intend to early adopt the revised standard during the fourth quarter of 2011. We do not anticipate that the adoption of the standard will have a material impact on our consolidated financial statements.

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

ASU 2011-02 (ASC 310, Receivables): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this ASU clarify the guidance on a creditor’s determination of whether a restructuring or modification of a receivable meets the criteria to be considered a troubled debt restructuring. If the restructuring is considered a troubled debt restructuring, creditors are required to make certain disclosures in their financial statements and the calculation of the allowance for credit losses for that receivable follows the impairment guidance specific to impaired receivables. The amendments in this ASU became effective July 1, 2011.

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

Interest Rate Risk

As explained in the Overview – Interest Rate Risk Summary section, interest rate risk is a function of (i) the timing and (ii) the dollar amount of assets and liabilities that re-price at each point in time. Based on September 30, 2011 balances, if interest rates increase by 1% on our variable-rate advance financing and interest earning cash and float balances, we estimate a net positive impact of approximately $6,209 resulting from an increase of $6,925 in annual interest income and an increase of $716 in annual interest expense. The increase in interest expense is reduced by approximately $7,200 due to the anticipated effects of our hedging activities.

September 30, 2011
Fixed-rate borrowings
Match funded liabilities	$2,286,182
Debt securities	82,554
2,368,736
Variable-rate borrowings
Match funded liabilities	794,046
Senior secured term loan (1)	560,625
Securities sold under an agreement to repurchase	5,728
1,360,399
Total borrowings outstanding (2)	$3,729,135

Float balances (held in custodial accounts, excluded from our consolidated balance sheet)	$540,500
Notional balance of interest rate swaps (3)	722,429

(1)	Balance excludes the unamortized discount of $11,243.

(2)	Total borrowings excludes Secured borrowings – owed to securitization investors.

(3)
Notional balance includes interest rate swaps entered into to hedge our exposure to rising interest rates on two variable-rate match funded advance facilities with a combined outstanding balance of $659,363 at September 30, 2011. Balance does not include the interest rate swap held by one of the securitization trusts that we began to include in our consolidated financial statements effective January 1, 2010.

Excluding Loans, net – restricted for securitization investors, our Consolidated Balance Sheet at September 30, 2011 included interest-earning assets totaling $247,504. Interest-earning assets are comprised of $76,064 of interest-earning cash accounts, $120,484 of debt service accounts, $21,933 of loans held for resale and $29,023 of interest-earning collateral accounts.

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

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in Uruguay and India expose us to foreign currency exchange rate risk, but we do not consider this risk significant. During the second quarter of 2010, we entered into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee on recurring amounts payable to our India subsidiary, OFSPL, for services rendered to U.S. affiliates. We did not designate these contracts as hedges. These contracts expired in April 2011, and we entered into new contracts in August 2011. We did not designate the new contracts as hedges, and the notional balance of these contracts was $36,300 at September 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 22—Commitments and Contingencies to the Interim Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A.	RISK FACTORS

The following supplements the discussion of the principal risks and uncertainties that affect or could affect our business operations that was included under Item 1A on pages 15 through 22 of our Annual Report on Form 10-K for the year ended December 31, 2010 and should be read in conjunction with such disclosures.

Risks Relating to Acquisitions

Pursuit of acquisitions, such as the Litton Acquisition, Saxon Transaction or various MSR acquisitions, exposes us to financial, execution and operational risks that could adversely affect us.

We periodically explore acquisition opportunities, such as the Litton Acquisition, the Saxon Transaction or various MSR acquisitions. In connection with such acquisition opportunities, we may be exposed to unknown or contingent liabilities of the businesses, assets and liabilities we acquire, and if these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected. For example, as a part of the Litton Acquisition, Goldman Sachs and Ocwen have agreed to indemnification provisions for the benefit of the other party. While Goldman Sachs has agreed to retain certain potential liabilities for fines and penalties that could be imposed by certain government authorities relating to Litton’s pre-closing foreclosure and servicing practices, Goldman Sachs and Ocwen have agreed to share certain losses arising out of potential third-party claims in connection with Litton’s pre-closing performance under its servicing agreements. Goldman Sachs has agreed to be liable for (i) 80% of any such losses until the amount paid by Goldman Sachs is equal to 80% of the Goldman Shared Loss Cap and (ii) thereafter, 20% of any such losses until the amount paid by Goldman Sachs is equal to the Goldman Shared Loss Cap. Ocwen has agreed to be liable for (i) 20% of any such losses until the amount paid by Ocwen is equal to 20% of the Goldman Shared Loss Cap, (ii) thereafter, 80% of any such losses until the amount paid by Ocwen is equal to the Goldman Shared Loss Cap and (iii) thereafter, 100% of any such losses in excess of the Goldman Shared Loss Cap. The “Goldman Shared Loss Cap” is currently approximately $123.6 million, or 50%, of the adjusted purchase price of the Litton Acquisition, which may be further adjusted after final reconciliations of the purchase price are made. There is no assurance that Goldman Sachs will be able to fulfill its indemnification obligations or that the losses incurred by Ocwen will not exceed our original projections.

Similarly, as a part of the Saxon Transaction that we announced on October 19, 2011, the sellers and Ocwen have agreed to indemnification provisions for the benefit of the other party. While the sellers have agreed to retain certain contingent liabilities for losses, fines and penalties that could result from claims by government authorities and certain third parties relating to SCI’s pre-closing foreclosure, servicing and loan origination practices, the sellers and Ocwen have agreed to share certain losses arising out of potential third-party claims in connection with SCI’s pre-closing performance under its servicing agreements. The sellers have agreed to be liable for (i) 75% of any such losses until the amount paid by the sellers is equal to 60% of the Saxon Shared Loss Cap of $83 million and (ii) thereafter, 25% of any such losses until the amount paid by the sellers is equal to the Saxon Shared Loss Cap. Ocwen has agreed to be liable for (i) first, 25% of any such losses until the amount paid by the sellers is equal to 60% of the Saxon Shared Loss Cap, (ii) second, 75% of any such losses until the amount paid by the sellers is equal to the Saxon Shared Loss Cap and (iii) thereafter, 100% of any such losses in excess of the Saxon Shared Loss Cap. There is no assurance that the sellers will be able to fulfill their indemnification obligations or that the losses incurred by Ocwen will not exceed our original projections.

We may be required to pay for certain above-described losses in connection with the Litton Acquisition, the Saxon Transaction or any MSR acquisitions. While we reserve amounts to pay for any of the above-described losses incurred in connection with such acquisitions, those reserves may not be adequate over time to protect against potential future losses, and if any such losses exceed the amount in the reserves, we would recognize losses covering such excess amount, which would adversely affect our net income and stockholders’ equity and, depending on the extent of such excess losses, could adversely affect our business. It is possible that certain financial covenants in our credit facilities would be breached by such excess losses.

In addition, the performance of the assets we acquire through transactions such as the Litton Acquisition, the Saxon Transaction or any MSR acquisitions may not match the historical performance of our other assets. We cannot guarantee that the assets we acquire will perform at levels meeting our expectations. We may find that we overpaid for the acquired assets or that the economic conditions underlying our acquisition decision have changed. It may also take several quarters for us to fully integrate the newly acquired assets into our business, during which period our results of operations and financial condition may be negatively affected. Further, certain one-time expenses associated with such acquisitions may have a negative impact on our results of operations and financial condition. There is no assurance that future acquisitions will not adversely affect our results of operations and financial condition.

The acquisition of entities such as Litton and SCI also requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can be disruptive to the borrowers of the loans serviced by the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its borrowers, we may not realize the anticipated economic benefits of particular acquisitions within our expected timeframe, and we may lose subservicing business or employees of the acquired business. We may also experience a greater than anticipated loss of business even if the integration process is successful.

Further, prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable, and we expect that we will experience this condition in the future. In addition, in order to finance an acquisition we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders. Also, it is possible that we will expend considerable resources in the pursuit of an acquisition that, ultimately, either does not close or is terminated. For example, if upon the satisfaction or waiver of the conditions to closing the Saxon Transaction (which conditions do not include the closing of the related servicing advance facilities or other alternative debt financing), Ocwen does not consummate the Saxon Transaction, then Ocwen would be required to pay the sellers a termination payment of $40 million if either Ocwen or the sellers elected to terminate the Purchase Agreement in accordance with its terms.

ITEM 6.	EXHIBITS

(3)	Exhibits.

2.1	Purchase Agreement dated as of June 5, 2011, by and between The Goldman Sachs Group, Inc. and Ocwen Financial Corporation (1)

3.1	Bylaws of Ocwen Financial Corporation (2)

4.1	Bylaws of Ocwen Financial Corporation (2)

10.1
Senior Secured Term Loan Facility Agreement dated as of September 1, 2011, by and among Ocwen Financial Corporation, as Borrower, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (3)

10.2	Pledge and Security Agreement dated as of September 1, 2011, between each of the Grantors party thereto and Barclays Bank PLC, as Collateral Agent (3)

11.1	Computation of earnings per share (4)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

(1)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on June 6, 2011.

(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the SEC on August 1, 2011.

(3)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on September 8, 2011

(4)	Incorporated by reference from Note 18—Basic and Diluted Earnings per Share to the Interim Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCWEN FINANCIAL CORPORATION

Date: November 9, 2011	By:	/s/ John Van Vlack
John Van Vlack,
Executive Vice President, Chief Financial Officer and
Chief Accounting Officer
(On behalf of the Registrant and as its principal financial officer)