Form 10-K
period 2011-12-31
OCWEN FINANCIAL CORP
filed 2012-02-29
CIK 873860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large Accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Aggregate market value of the common stock of the registrant held by nonaffiliates as of June 30, 2011: $986,058,629

Number of shares of common stock outstanding as of February 23, 2012: 130,040,763 shares

DOCUMENTS INCORPORATED BY REFERENCE: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 9, 2012, are incorporated by reference into Part III, Items 10 - 14.

OCWEN FINANCIAL CORPORATION

2011 FORM 10-K ANNUAL REPORT

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

These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to materially differ from expected results. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” and the following:

•	our sources of liquidity; our ability to fund and recover advances, repay borrowings and comply with debt covenants; and the adequacy of financial resources;
•	servicing portfolio characteristics, including prepayment speeds, float balances and delinquency and advance rates;
•	our ability to grow or otherwise adapt our business, including the availability of new servicing opportunities and joint ventures;
•	our ability to integrate the systems, procedures and personnel of acquired companies;
•	our ability to reduce our cost structure;
•	our ability to modify successfully delinquent loans, manage foreclosures and sell foreclosed properties;
•	our reserves, valuations, provisions and anticipated realization on assets;
•	our ability to manage effectively our exposure to interest rate changes and foreign exchange fluctuations;
•	our credit and servicer ratings and other actions from various rating agencies;
•	uncertainty related to general economic and market conditions, delinquency rates, home prices and disposition timelines on foreclosed properties;
•	uncertainty related to the actions of loan owners, including mortgage-backed securities investors and government sponsored entities (GSEs), regarding loan putbacks, penalties or legal actions;
•	uncertainty related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs or delays or moratoria in the future or claims pertaining to past practices;
•	uncertainty related to litigation or dispute resolution and inquiries from government agencies into past servicing and foreclosure practices;
•	uncertainty related to legislation, regulations, regulatory agency actions, government programs and policies, industry initiatives and evolving best servicing practices; and
•	uncertainty related to acquisitions.

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

For more information on the uncertainty of forward-looking statements, see “Risk Factors” in this Annual Report.

PART I

ITEM 1.	BUSINESS

GENERAL

Ocwen Financial Corporation, through its subsidiaries, is a leading provider of residential and commercial mortgage loan servicing, special servicing and asset management services. When we use the terms “Ocwen,” “OCN,” “we,” “us” and “our,” we are referring to Ocwen Financial Corporation and its consolidated subsidiaries. Ocwen is headquartered in Atlanta, Georgia and has offices in West Palm Beach and Orlando, Florida, Houston, Texas, McDonough, Georgia, and Washington, DC and support operations in India and Uruguay. Ocwen Financial Corporation is a Florida corporation organized in February 1988. Ocwen Loan Servicing, LLC (OLS), a wholly owned subsidiary of Ocwen, is licensed to service mortgage loans in all 50 states, the District of Columbia and two U.S. territories. As of December 31, 2011, we serviced 671,623 residential loans with an aggregate unpaid principal balance (UPB) of $102.2 billion. Ocwen and its predecessors have been servicing residential mortgage loans since 1988 and subprime mortgage loans since 1994. As of December 31, 2011, we also serviced 91 commercial assets totaling $290.9 million.

On November 9, 2011, Ocwen completed the public offering of 28,750,000 shares of common stock at a per share price of $13.00, including 3,750,000 shares of common stock purchased by the underwriters pursuant to the full exercise of the over-allotment option granted under the underwriting agreement. We received net proceeds of $354.4 million after deducting underwriting fees and other incremental costs directly related to the offering. In 2011, we used the net proceeds to temporarily reduce our borrowings under advance funding facilities rather than invest the proceeds at current short-term investment rates that our below our effective cost of borrowing. In 2012, we increased our advance borrowings in order to make these proceeds available to fund servicing acquisitions.

On September 1, 2011, Ocwen completed its acquisition (the Litton Acquisition) of (i) all the outstanding partnership interests of Litton Loan Servicing LP (Litton), a subsidiary of The Goldman Sachs Group, Inc. (Goldman Sachs) and a provider of servicing and subservicing of primarily non-prime residential mortgage loans and (ii) certain interest-only servicing securities previously owned by Goldman Sachs & Co., also a subsidiary of Goldman Sachs (collectively referred to as Litton Loan Servicing Business). See Note 1 and Note 2 to the Consolidated Financial Statements for additional information regarding the Litton Acquisition. The initial base purchase price for the Litton Acquisition was $247.2 million, which was paid in cash by Ocwen at closing. In addition, Ocwen repaid at closing Litton’s $2.4 billion outstanding debt on an existing servicing advance financing facility that was provided by an affiliate of the Goldman Sachs. The actual base purchase price was increased by $0.2 million as a result of post-closing adjustments specified in the Agreement for changes in Litton’s estimated closing date net worth, servicing portfolio UPB and advance balances, among others. We do not anticipate any significant adjustments to the purchase price subsequent to December 31, 2011. During the fourth quarter of 2011, we ceased operation of the Litton Loan Servicing Business platform.

On September 1, 2010, Ocwen, through OLS, completed the acquisition of the U.S. non-prime mortgage servicing business of Barclays Bank PLC known as “HomEq Servicing” including, but not limited to, the mortgage servicing rights (MSRs) and associated servicer advances of the business as well as the servicing platforms based in Sacramento, California and Raleigh, North Carolina (the HomEq Acquisition). The sellers were Barclays Bank PLC (Barclays), and Barclays Capital Real Estate Inc. (BCRE). The HomEq Acquisition was completed in accordance with the provisions of the Asset Purchase Agreement dated May 28, 2010 among Barclays, BCRE, OLS and Ocwen. This transaction did not result in the transfer of ownership of any legal entities. OLS paid an initial aggregate purchase price of $1.2 billion in cash upon closing of the HomEq Acquisition, which was reduced by $29.6 million pursuant to an initial true-up of advances on September 30, 2010. As part of our reorganization and streamlining of the operations of HomEq Servicing following the acquisition, we transferred the duties of the HomEq employees to existing and newly-hired employees in the U.S. and India and shut down the leased facilities that we acquired.

The purchase prices of these acquisitions were funded through a combination of cash on hand and the proceeds from borrowings under new and existing advance financing facilities and from senior secured term loan facilities.

We acquired Litton and HomEq Servicing in order to grow our Servicing segment. The Litton Acquisition increased our servicing portfolio by 245,000 residential mortgage loans with an aggregate UPB of approximately $38.6 billion. With the close of the HomEq Acquisition, we boarded onto our servicing platform approximately 134,000 residential mortgage loans with an aggregate UPB of approximately $22.4 billion.

We accounted for these transactions using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

OCN also holds a 49% equity interest in Correspondent One S.A. (Correspondent One), an entity formed with Altisource Portfolio Solutions S.A. (Altisource) in March 2011, a 27% interest in Ocwen Structured Investments, LLC (OSI) and an approximate 25% interest in Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO).

On December 3, 2009, we finalized and consummated the transaction to dispose of our investment in Bankhaus Oswald Kruber GmbH & Co. KG (BOK), our wholly owned German banking subsidiary that we acquired in 2004. We report the operating results of BOK as discontinued operations in our consolidated financial statements.

On August 18, 2009, Ocwen completed the public offering of 32,200,000 shares of common stock at a per share price of $9.00 and received net proceeds of $275 million. Earlier in that year Ocwen sold 5,471,500 shares of its common stock for a price of $11.00 per share and realized $60.2 million in net proceeds in a private placement transaction that closed on April 3, 2009. We used a portion of the proceeds received from the private placement transaction to acquire 1,000,000 shares from William C. Erbey, Chairman of the Board and then Chief Executive Officer at a price of $11.00 per share.

On August 10, 2009, Ocwen completed the distribution of its Ocwen Solutions (OS) line of business (the Separation) via the spin-off of a separate publicly traded company, Altisource. Altisource common stock is listed on the NASDAQ market under the ticker symbol “ASPS.” As a separate, publicly traded company, Altisource files an annual report on Form 10-K with the SEC. All of the shares of Altisource common stock were distributed to OCN’s shareholders of record as of August 4, 2009. OS consisted of the former unsecured collections business, residential fee-based loan processing businesses and technology platforms as well as the international commercial loan servicing business conducted through Global Servicing Solutions, LLC (GSS) and the equity investment in BMS Holdings, Inc. (subsequently changed to BHI Liquidation, Inc.). With the exception of interests in GSS and BMS Holdings, Inc., which have no remaining book value, Ocwen distributed the assets, liabilities and operations of OS in the Separation. The Separation has allowed Ocwen to focus on its core servicing business and to respond better to initiatives and market challenges.

CORPORATE STRATEGY AND OUTLOOK

Overview

Ocwen is a leader in the servicing industry in increasing cash flows and improving loan values for mortgage loan investors and in keeping Americans in their homes through foreclosure prevention. Our leadership in the industry is evidenced by our high cure rate for delinquent loans and the above average rate of continuing performance by borrowers whose loans we modify. Ocwen has completed over 200,000 loan modifications since January 2008.

Our competitive strengths are:

•	Lowest Cost Structure. We believe that OLS has the lowest operating cost to service non-performing loans in the industry due largely to our use of robust technology and quality global labor resources. Based on average industry cost information provided by a third party valuation consultant on May 31, 2011, OLS’s net cost to service a non-performing loan was 70% lower than the average net cost of similarly-situated servicers.

•	Scalable Servicing Platform. We believe that OLS has the most scalable platform in the industry primarily as a result of our superior technology. Recent examples of our ability to scale up our platform in connection with acquisitions and other growth opportunities are described below in “Strategic Priorities”.

•	Superior Loss Mitigation and Cash Management. We believe that OLS provides the highest quality servicing of high-risk loans based on internal benchmarking versus the industry and numerous third-party studies:

•	Moody’s Investor Services (October 2011) – Ocwen cured more loans than other subprime servicers and generated more cash-flow comparing the percentage of loans in static pools that started more than 90-days past due or in foreclosure and a year later became current, paid-off in full or were 60-days or less past due. Loans in bankruptcy at the beginning or end of the period were excluded from the Moody’s analysis. The same study also showed that Ocwen moved subprime loans through foreclosure faster than other subprime servicers.
•	U.S. Department of the Treasury (May 2011) – Ocwen is above industry average in converting trial modifications to permanent modifications under the federal Home Affordable Modification Program (HAMP).
•	In 2010 and 2011, over 64% of industry-wide delinquent loan resolutions were through modifications. Overall, Ocwen has maintained pre-foreclosure resolution rates well-above 75%, despite having a largely subprime servicing portfolio.
•	J.P. Morgan (June 2010) – Ocwen was ranked first in Quality Rank, which considers the re-default rate for loans modified.

•	Deutsche Bank (May 2010) – Ocwen was ranked first in “Recovery Score,” which evaluates loss severity.
•	Freddie Mac (August 2009) – Ocwen entered into an “Interim Servicing Agreement” to service 24,000 nonperforming loans.
•	Moody’s Investor Services (August 2009) – Ocwen cures more delinquent loans than Moody’s “Strong Rated Servicers.”
•	Freddie Mac (February 2009) – Ocwen was selected as a “Specialty Servicer” for Freddie Mac’s “New Workout Plan for High Risk Loans.”
•	Bank of America/Merrill Lynch (July 2009) – Ocwen leads the industry in making 90+ day delinquent subprime loans current. Ocwen’s results were more than double the midpoint for all servicers reported.
•	Credit Suisse (2008) – Ocwen had the highest payment rate of all servicers on 90+ delinquent loans for 2006 vintage subprime loans. Ocwen’s payment rate was more than double the midpoint of all servicers reported.

•	Substantial Cash Flow. Our servicing business has generated substantial cash flow. Healthy margins are augmented by the add-back of non-cash amortization expense and by reducing delinquencies and the associated advances which allows Ocwen to recover the haircut on advance financing and reduce asset intensity.

We believe that we achieve these results largely because of our superior technology and processes. Our servicing platform runs on an information technology system developed over a period of more than 20 years at a cost of more than $150 million. We license this technology under long-term agreements with Altisource, the company that we created by the spin-off of our OS line of business. We believe that this system is highly robust, retaining more data than the systems used by most other mortgage servicers. The system integrates non-linear loss mitigation models that optimize client cash flow by maximizing loan modifications and other borrower resolutions while minimizing both re-defaults on modifications and foreclosures. The technology also integrates into the borrower communication process artificial intelligence, driven by behavioral and psychological principles, that enhances our ability to provide dynamic solutions to borrowers. By using these capabilities to tailor “what we say” and “how we say it” to each individual borrower, we create a “market of one” that is focused on the unique needs of each borrower. As a result, we are able to increase borrower acceptance rates of loan modifications and other resolution alternatives while increasing compliance at the same time. These tools are continuously improved via feedback loops from controlled testing and monitoring of alternative solutions. Currently, Altisource employs over 300 software developers, modelers and psychology professionals who focus on process improvement, borrower behavior, automation of manual processes and improvement of resolution models.

Strategic Priorities

The long-term success of any mortgage servicer is driven primarily by four critical factors:

1.	Access to new servicing business;
2.	Cost of servicing;
3.	Ability to manage delinquencies and advances; and
4.	Cost and amount of capital.

Ocwen is an established industry leader in cost of servicing and ability to manage delinquencies and advances. While we continue to pursue improvements in these areas, our plan for 2011 was more heavily focused on access to new servicing business and reducing our cost of capital relative to our peers, both banks and non-banks.

For accessing new servicing business, we have a four-pronged strategy:

1.	Acquisition of existing servicing platforms;
2.	Subservicing and special servicing opportunities (both residential and commercial);
3.	Flow servicing; and
4.	New servicing segments.

As a result of the Litton Acquisition, which closed on September 1, 2011, Ocwen’s servicing UPB grew by approximately $38.6 billion making it the 12th largest mortgage loan servicer in the U. S. In addition, we expect to complete the acquisition of SCI Services, Inc. (SCI) and its affiliates (the Saxon Acquisition) in March 2012. The MSRs acquired as part of this transaction reflect a servicing portfolio of approximately $26.8 billion in UPB as of June 30, 2011, of which we subserviced $10.8 billion. We are also under contract to purchase certain MSRs from JPMorgan Chase, N.A. MSRs for approximately 82,000 non-prime loans with a UPB of approximately $15 billion (the JPMCB MSR Acquisition) as of September 30, 2011. This transaction is expected to close in early April 2012, subject to satisfaction of the closing conditions, although we cannot assure you that the closing will occur on that date.

We expect that other non-prime servicing platforms and servicing portfolios will come to market in the next several months, and to the extent that we find these opportunities to be attractive, we believe that we can compete effectively for these opportunities, although we will not necessarily be the winning bidder in all cases. With our highly automated platform, we believe that we can quickly scale our servicing capabilities to handle acquired loan portfolios with only modest additions to infrastructure. We generally underwrite our bids to purchase MSRs at a 25% to 30% rate of return on invested capital, which we define to include corporate debt and equity.

We expect to continue to pursue subservicing and special servicing transactions. The recently announced Federal-State servicing agreement with the five largest mortgage servicers (as further discussed in “Risk Factors – Risks Relating to Government Regulation”) may result in business opportunities for Ocwen as large servicers seek to meet their principal reduction modification commitments.

On flow servicing, we worked with Altisource and its Lenders One business (which generated approximately 8% of new loans originated in the United States in 2011) to create a new entity, Correspondent One, to securitize newly originated loans. Ocwen and Altisource each hold a 49% equity interest in this new entity. We believe that this venture can improve the economics for the members of Lenders One and allow Ocwen to compete for servicing rights for newly originated Federal Housing Administration (FHA) loans.

We also plan on evaluating and developing capabilities to service new segments of the servicing industry such as reverse mortgages and home equity lines of credit. In addition, we now deploy a full on-shore servicing alternative for entities that have that requirement.

Results of our growth initiatives include:

•	On November 4, 2011, we entered into a servicing rights purchase agreement to acquire certain MSRs from JPMorgan Chase Bank, N.A. The JPMCB MSR Acquisition relates to MSRs for approximately 82,000 non-prime loans with a UPB of approximately $15 billion as of September 30, 2011. The purchase price inclusive of servicing advance receivables is expected to be $950 million to be paid in cash at closing. Ocwen is financing $625 million of the purchase price through an existing servicing advance facility.
•	On November 2, 2011, we amended our Interim Servicing Agreement with Freddie Mac to provide that for two years following the effective date, Freddie Mac, with certain conditions, may transfer the servicing of loans to us with a minimum of 60 days notice. If the number of delinquent loans exceeds 75,000, Freddie Mac must provide at least 90 days notice. We are required to accept the transfer of up to 300,000 loans as long as the number of delinquent loans does not exceed 75,000. The amendment calls for the semiannual payment by Freddie Mac of a fee of $50,000 to OLS in exchange for its commitment to accept the interim servicing for portfolios from Freddie Mac.
•	On October 19, 2011, we entered into a Purchase Agreement to acquire (i) the issued and outstanding stock of SCI from a subsidiary of Morgan Stanley and (ii) certain MSRs from Morgan Stanley and its affiliates. The Saxon Acquisition will result in the acquisition of a servicing portfolio of approximately $26.8 billion in UPB of primarily non-prime residential mortgage loans as of June 30, 2011 – of which Ocwen subserviced approximately $10.8 billion – and also includes the acquisition of approximately $12.9 billion of UPB that Saxon or its subsidiaries subservice for Morgan Stanley and others. The base purchase price for the Saxon Transaction is $59.3 million. In addition, Ocwen will pay approximately $292.2 million for the portion of the approximately $1.4 billion of Saxon servicing advance receivables that will not be financed by third parties.
•	On September 1, 2011, we acquired Litton Loan Servicing LP, a provider of servicing and subservicing of primarily non-prime residential mortgage loans, from The Goldman Sachs Group, Inc. The purchase resulted in the acquisition of a servicing portfolio of approximately $38.6 billion in UPB.
•	On April 15, 2011, we entered into an agreement to subservice approximately 13,000 non-agency mortgage loans with a UPB of approximately $2.9 billion. The boarding dates were May 2, 2011 and May 16, 2011. This agreement provides for reimbursement of servicing advances.
•	On May 28, 2010, we entered into an Asset Purchase Agreement pursuant to which OLS agreed to acquire the U.S. non-prime mortgage servicing business of Barclays Bank PLC known as “HomEq Servicing.” The HomEq Acquisition closed on September 1, 2010, and we boarded approximately 134,000 residential loans with an aggregate UPB of approximately $22.4 billion onto Ocwen’s platform.
•	On March 29, 2010, we entered into a Servicing Rights Purchase and Sale Agreement under which we agreed to purchase from Saxon Mortgage Services, Inc. the rights to service approximately 38,000 mortgage loans with an aggregate UPB of approximately $6.9 billion (the Saxon MSR Acquisition). This acquisition was completed on May 3, 2010.

In 2012, we expect to continue to roll out new initiatives designed to reduce our cost of servicing, to improve our ability to manage delinquencies and advances and to meet evolving servicing practices and regulatory requirements. These initiatives are expected to lead to improved borrower customer service levels, increased loan modifications and reduced re-defaults on loan modifications. In most states, we have already rolled out our “Shared Appreciation Modification” which incorporates principal reductions and lower payments for borrowers while still providing some ability for investors to recoup losses if property values increase over time. We also rolled out our “Appointment Model” approach for communicating with our delinquent borrowers which allows borrowers to schedule a time to review their files with a resolution specialist. By allowing both the borrower and the resolution specialist to prepare for discussions in advance, we believe that the Appointment Model approach is the best way to improve service and provide borrowers with the choice of a single point of contact.

We are also pursuing another strategic opportunity that over time could significantly reduce the amount of capital that we require through our anticipated relationship with a newly formed entity called Home Loan Servicing Solutions, Ltd. (HLSS). Initially formed by Ocwen’s Chairman, William C. Erbey, HLSS intends to acquire and hold MSRs and related servicing advances in a more efficient manner than is currently feasible for entities like Ocwen.

HLSS and Ocwen have intended to enter into an agreement pursuant to which HLSS would purchase a substantial portion of the MSRs and related servicing advances (the HLSS Transaction) that Ocwen acquired in connection with the HomEq Acquisition. HLSS would also assume the related match funded liabilities under the HomEq Servicing advance facility.

As part of the HLSS Transaction Ocwen has planned initially to sell to HLSS the right to receive the servicing fees, excluding ancillary income, relating to the MSRs (Rights to MSRs). Ocwen would retain legal ownership of the MSRs and would continue to service the related mortgage loans for a reduced fee because HLSS will assume the obligation to make and finance servicing advances related to the MSRs. Ocwen would be obligated to transfer legal ownership of the MSRs to HLSS if and when the required third party consents were obtained, and at such time, Ocwen would commence subservicing the MSRs for a fee pursuant to a subservicing agreement with HLSS. HLSS has intended to finance the HLSS Transaction through proceeds from an initial public offering of its ordinary shares.

All transactions and agreements between Ocwen and HLSS would be subject to review under Ocwen’s related party transaction policy, including a review by the Board and independent directors.

In the future, HLSS may acquire additional MSRs or rights similar to the Rights to MSRs from Ocwen and enter into related subservicing arrangements with Ocwen. HLSS may also acquire MSRs from third parties. If HLSS chooses to engage Ocwen as a subservicer on these acquisitions, the effect could be to increase the benefit of this strategy to Ocwen by boosting the size of its subservicing portfolio with little or no capital requirement on the part of Ocwen. If HLSS is successful in acquiring all or most of Ocwen’s portfolio of MSRs, Ocwen could evolve over time into a “capital-light” fee-for-service business. Ocwen cannot provide assurance that it will consummate the sale of MSRs or Rights to MSRs to HLSS, or that HLSS will continue to engage Ocwen as subservicer. Any Rights to MSRs to be acquired in the HLSS Transaction and in any subsequent acquisitions will be subject to customary closing conditions.

Through December 31, 2011, there had been no transactions between Ocwen and HLSS, and there had been no formal agreements executed between Ocwen and HLSS as negotiations on the economic terms of the agreements had not yet been finalized. However, Ocwen had paid fees of $1.5 million on behalf of HLSS for organizational costs and costs associated with HLSS’ planned initial public offering. Ocwen may make additional payments on behalf of HLSS until the initial public offering is completed at which time Ocwen expects to be reimbursed by HLSS.

On February 10, 2012, OLS entered into an agreement for the initial sale of Rights to MSRs to HLSS Holdings, LLC (HLSS Holdings), a wholly owned subsidiary of HLSS, related to serviced loans with a UPB of approximately $16 billion and the assumption by HLSS Holdings of the related match funded liabilities. OLS also entered into a subservicing agreement with HLSS Holdings on February 10, 2012 under which it will subservice the MSRs after legal ownership of the MSRs has been transferred to HLSS Holdings.

The HLSS Transaction will not close until HLSS completes an initial public offering of its ordinary shares and other closing conditions are satisfied.

The anticipated effects on Ocwen of the HLSS Transaction are as follows:

•	Upon the sale of assets to HLSS Holdings, management believes that Ocwen’s liquidity and cash flows will improve as the sale will result in cash proceeds to Ocwen of approximately $181 million, 25% of which will be used to reduce the balance on Ocwen’s senior secured term loan that it entered into on September 1, 2011 as required under the terms of the related loan agreement. The remainder will be used for general corporate purposes.
•	There will be a decrease in Ocwen’s match funded liabilities, as HLSS Holdings will assume a servicing advance financing facility from Ocwen. However, Ocwen has hedged against the effects of changes in interest rates on interest payments made under this facility. Upon assumption of the related debt by HLSS Holdings, Ocwen will be required to recognize in earnings the hedge losses that have accumulated in other comprehensive income. At December 31, 2011, these deferred unrealized losses totaled $5,747.

•	As described above, Ocwen will initially sell Rights to MSRs to HLSS Holdings. While the sale of the Rights to MSRs to HLSS Holdings will achieve an economic result for Ocwen substantially identical to a sale of the MSRs, the transaction is expected to be accounted for as a financing until the required third party consents are obtained and legal ownership of the MSRs transfers to HLSS Holdings.
•	Net income is expected to decline somewhat before considering any income that could be generated from reinvesting the net proceeds from the sale. Interest expense on the advance facility transferring to HLSS Holdings will be assumed by HLSS Holdings but the interest expense to be recognized on the portion of the sales proceeds accounted for as a financing of the MSRs will be greater.
•	Ocwen will have lower capital requirements since HLSS Holdings will be acquiring the servicer advances related to the MSRs and assuming the responsibility for making servicer advances in the future.
•	Ocwen expects that the reduction in the equity required to run its servicing business will be relatively greater than the reduction in net income, thus improving the return on equity of its servicing business.

OPERATING SEGMENTS

Effective January 1, 2011, with the growth in our Servicing segment and continuing reductions in the Loans and Residuals and the Asset Management Vehicles (AMV) segments, we changed our internal management reporting to focus on the Servicing segment and to include the results for Loans and Residuals and AMVs in Corporate Items and Other. We are allowing the assets of the existing asset management vehicles to run off. The Servicing segment, which comprised nearly 100% of total revenues in 2010 and 2011, represents our sole reported business segment following the change in our reporting structure. Segment results for prior years have been restated to conform to the current segment structure.

Prior to August 10, 2009, our operations included the OS line of business. OS consisted primarily of the residential fee-based loan processing businesses, unsecured collections business and technology platforms which were conducted through the former Mortgage Services, Financial Services and Technology Products segments.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results and Financial Condition” and Note 27 to the Consolidated Financial Statements for additional financial information regarding each of our segments.

Segment Results and Assets as of and for the years ended December 31 (dollars in thousands):

	2011		2010		2009
Segment	$	%	$	%	$	%
External Revenue
Servicing	$493,701	99.6%	$358,441	99.5%	$271,561	71.3%
Mortgage Services	—	—	—	—	54,052	14.2
Financial Services	—	—	—	—	40,293	10.6
Technology Products	—	—	—	—	12,375	3.2
Corporate Items and Other	2,229	0.4	1,940	0.5	2,447	0.7
Consolidated	$495,930	100.0%	$360,381	100.0%	$380,728	100.0%

Income (Loss) from Continuing Operations before Income Taxes
Servicing	$135,880	110.5%	$78,195	199.7%	$87,681	94.0%
Mortgage Services	—	—	—	—	17,815	19.1
Financial Services	—	—	—	—	(5,969)	(6.4)
Technology Products	—	—	—	—	9,590	10.3
Corporate Items and Other	(12,885)	(10.5)	(39,041)	(99.7)	(15,856)	(17.0)
Consolidated	$122,995	100.0%	$39,154	100.0%	$93,261	100.0%

Total Assets
Servicing	$4,310,354	91.0%	$2,495,966	85.4%	$1,191,212	67.3%
Corporate Items and Other	426,803	9.0	425,443	14.6	578,138	32.7
Consolidated	$4,737,157	100.0%	$2,921,409	100.0%	$1,769,350	100.0%

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segments” and Note 27 to the Consolidated Financial Statements for additional financial information regarding each of our segments.

Servicing

We earn fees for providing services to owners of mortgage loans and foreclosed real estate. In most cases, we provide these services either because we purchased the MSRs from the owner of the mortgage or because we entered into a subservicing or special servicing agreement with the entity that owns the MSRs.

We are one of the largest third-party servicers of subprime residential mortgage loans in the U.S. As of December 31, 2011, we serviced 671,623 loans and real estate properties with an aggregate UPB of $102.2 billion under 1,287 servicing agreements for over 50 clients. These clients include institutions such as Freddie Mac, Morgan Stanley, Deutsche Bank, Credit Suisse and Goldman Sachs. The mortgaged properties securing the loans that we service are geographically dispersed throughout all 50 states, the District of Columbia and two U.S. territories. The five largest concentrations of properties are located in California, Florida, New York, Texas and Illinois which, taken together, comprise 41% of the loans serviced at December 31, 2011. California has the largest concentration with 74,944 loans or 11% of the total. Subprime mortgage loan servicing involves special loss mitigation challenges that are not present to the same extent in prime loan servicing. Over a period of twenty years, we have developed proprietary best practices for reducing loan losses, and we continue to refine and enhance these practices to meet the challenges posed by the current market. Our proactive measures encourage borrowers who become delinquent to begin paying again on their loans and avoid foreclosure. In the current environment, loan modifications often provide a better outcome for loan investors than do foreclosures or forbearance plans. Servicers generally earn more profit as their portfolios become more current. We pride ourselves on keeping more borrowers in their homes than other servicers and avoiding foreclosure. This is a “win-win” situation for both the investors and the borrowers that we serve.

Our largest source of revenue is servicing fees. Purchased MSRs generally entitle us to an annual fee of up to 50 basis points of the average UPB of the loans serviced. Under subservicing arrangements, where we do not pay for the MSR, we are generally entitled to an annual fee of between 6 and 38 basis points of the average UPB. Although servicing fees generally accrue to the servicer when a loan is delinquent, servicing fees are usually only collected when a borrower makes a payment or when a delinquent loan is resolved through modification, payoff (discounted or in full) or through the sale of the underlying mortgaged property following foreclosure (Real Estate Owned, or REO). Because we only record servicing fee revenue when it is collected, our revenue is a function of UPB, the number of payments that we receive and delinquent loans that resolve either through borrower payments, modifications (HAMP and non-HAMP) or sales of REO.

Servicing fees, which comprise 74% of total Servicing and subservicing fees in 2011, are supplemented by ancillary income, including:

•	fees from the federal government for HAMP (from completing new HAMP modifications and from the continued success of prior HAMP modifications on the anniversary date of the HAMP trial modification);
•	interest earned on loan payments that we have collected but have not yet remitted to the owner of the mortgage (float earnings);
•	referral commissions from brokers for REO properties sold through our network of brokers;
•	Speedpay® fees from borrowers who pay by telephone or through the Internet; and
•	late fees from borrowers who were delinquent in remitting their monthly mortgage payments but have subsequently become current.

See Note 20 to the Consolidated Financial Statements for additional information on the composition of our Servicing and subservicing fees.

Loan Resolution (Modification and REO Sales).The importance of loan resolution to our financial performance is heightened by our revenue recognition policies. We do not recognize delinquent servicing fees or late fees as revenue until we collect cash on the related loan. The following loan modification scenarios illustrate the typical timing of our revenue recognition. The amounts used are presented in dollars and are for illustrative purposes only:

1.	When a loan becomes current via our non-HAMP modification process, we earn $500 of deferred servicing fees and $300 of late fees. (Note: If any debt is forgiven as part of a non-HAMP modification, no late fees are collected or earned.)
2.	When a loan becomes current via our HAMP modification process, we earn $500 on deferred servicing fees, and we earn initial HAMP fees of $1,000, or $1,500 if the loan was in imminent risk of default. However, we forfeit $300 of late fees. If the loan is in imminent risk of default but not delinquent, we recognize no deferred servicing fees.
3.	When a loan is modified under HAMP and remains less than 90 days delinquent, we earn, at the first, second and third anniversary of the start of the trial modification, up to a $1,000 HAMP success fee. In 2011, HAMP success fees exceeded initial HAMP fees.

Loan resolution activities address the pipeline of delinquent loans and generally lead to modification of the loan terms, a discounted payoff of the loan or foreclosure and sale of the resulting REO. The following process describes our resolution pipeline:

1.	The loan and borrower are evaluated for HAMP eligibility. If HAMP criteria are met, HAMP documentation and trial offer phases proceed. The three most common reasons for failure to qualify for HAMP are:

•	existing loan terms that are already below a 31% debt to income (DTI) ratio;
•	inadequate documentation; or
•	inadequate or inconsistent income.

2.	If the criteria to qualify for HAMP are not met, the loan and borrower are evaluated utilizing non-HAMP criteria that are more flexible and focus both on the borrower’s ability to pay and on maximizing net present value for investors. If the criteria are met, non-HAMP documentation and trial modification and/or modification phases proceed.
3.	If the loan and borrower qualify for neither a HAMP nor a non-HAMP modification, liquidation of the loan then proceeds via either a discounted payoff (or “short sale”), deed-in-lieu-of-foreclosure or foreclosure and REO sale.

The majority of loans that we modify are delinquent, although we do modify some performing loans proactively under the American Securitization Forum guidelines. The most common term modified is the interest rate. Some modifications also involve the forgiveness or forbearance (i.e., rescheduling) of delinquent principal and interest. To select the best resolution option for a delinquent loan, we perform a structured analysis of all options using information provided by the borrower as well as external data. We use recent broker price opinions to value the property. We then use a proprietary model to determine the option with the highest net present value for the loan investor including an assessment of re-default risk. Loan modifications are designed to achieve, and generally result in, the highest net present value, but not in all cases.

Inquiries into servicer foreclosure practices by state or federal government bodies, regulators or courts are continuing and bring the possibility of action that could have an adverse effect on the average foreclosure timeline delaying recovery of deferred servicing fees and advances. Through 2010, the average number of days to complete a foreclosure action extended by 53 days in judicial foreclosure states and 43 days in traditional non-judicial foreclosure states as compared to 2009. In 2011, foreclosure timelines increased by an additional 133 days in judicial foreclosure states and 32 days in traditional non-judicial foreclosure states as compared to 2010 averages. The 90+ non-performing delinquency rate on the Ocwen portfolio as a percentage of UPB has increased from 27.3% at December 31, 2010 to 27.9% at December 31, 2011 as a result of higher delinquencies in the Litton portfolio at boarding. Excluding the Litton portfolio, the 90+ non-performing delinquency rate as a percentage of UPB would have declined to 23.4% at December 31, 2011. This improvement occurred as fewer loans entered delinquency and because of improved loss mitigation. It is not possible to predict the full financial impact of changes in foreclosure practices, but if the extension of timelines causes delinquency rates to rise, this could lead to a delay in revenue recognition and collections, an increase in operating expenses and an increase in the advance ratio. An increase in the advance ratio would lead to increased borrowings, reduced cash and higher interest expense.

Advance Obligation. As a servicer or subservicer, we have a variety of contractual obligations including the obligation to service the mortgages according to certain standards and to advance funds to securitization trusts in the event that borrowers are delinquent on their monthly mortgage payments. When a borrower becomes delinquent, we “advance” cash to the Real Estate Mortgage Investment Conduit (REMIC) Trustees on the scheduled remittance date thus creating a receivable from the REMIC Trust that is secured by the future cash flows from the REMIC Trust. We advance principal and interest (P&I Advances), taxes and insurance (T&I Advances) and legal fees, property valuation fees, property inspection fees, maintenance costs and preservation costs on properties that have already been foreclosed (Corporate Advances). If we determine that our P&I Advances cannot be recovered from the projected proceeds, we generally have the right to cease making P&I advances, declare advances in excess of net proceeds to be non-recoverable and, in most cases, immediately recover any excess advances from the general collections accounts of the respective REMIC Trust. With T&I Advances and Corporate Advances, we continue to advance if net proceeds exceed projected future advances without regard to advances already made. Most of our advances have the highest reimbursement priority (i.e., “top of the waterfall”) so that we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. The costs incurred in meeting these obligations consist principally of, but are not limited to, the interest expense incurred in financing the servicing advances. Most, but not all, subservicing contracts provide for more rapid reimbursement of any advances from the owner of the servicing rights.

Significant Variables. The key variables that significantly affect operating results in the Servicing segment are aggregate UPB, delinquencies and prepayment speed.

Aggregate Unpaid Principal Balance. Aggregate UPB is a key revenue driver. As noted earlier, servicing fees are expressed as a percentage of UPB, and growth in the portfolio generally means growth in servicing fees. Additionally, a larger servicing portfolio generates increased ancillary fees and leads to larger custodial balances generating greater float income. In general, a larger servicing portfolio also increases expenses but at a less rapid pace than the growth in UPB. To the extent that we grow UPB through the purchase of MSRs, our amortization of MSRs will typically increase with the growth in the carrying value of our MSRs. We will also incur additional interest expense to finance servicing advances, and the portfolios we acquire have had a higher ratio of advances to UPB than our existing portfolio.

Delinquencies. Delinquencies have a significant impact on our results of operations and cash flows. Delinquencies impact the timing of revenue recognition because we recognize servicing fees as earned which is generally upon collection. Delinquencies also impact float balances and float earnings. Non-performing loans are more expensive to service than performing loans because, as discussed below, the cost of servicing is higher and, although collectibility is generally not a concern, advances to the investors increase which results in higher financing costs. Performing loans include those loans that are current and those loans for which borrowers are making scheduled payments under loan modifications, forbearance plans or bankruptcy plans. Loans in modification trial plans are considered forbearance plans until the trial is successfully completed or until the borrower misses a trial plan payment. We consider all other loans to be non-performing.

When borrowers are delinquent, the amount of funds that we are required to advance to the investors on behalf of the borrowers increases. We incur significant costs to finance those advances. We utilize both securitization (i.e., match funded liabilities) and revolving credit facilities to finance our advances. As a result, increased delinquencies result in increased interest expense.

The cost of servicing non-performing loans is higher than the cost of servicing performing loans primarily because the loss mitigation techniques that we employ to keep borrowers in their homes and to foreclose are more costly than the techniques used in handling a performing loan. Procedures involve increased contact with the borrower for collection and the development of forbearance plans or loan modifications by highly skilled consultants who command higher compensation. This increase in operating expenses is somewhat offset by increased late fees for loans that become delinquent but do not enter the foreclosure process. In comparison, when loans are performing we have fewer interactions with the borrowers, and lower-cost customer service personnel conduct most of those interactions unless the loan is deemed to be at risk of defaulting.

Prepayment Speed. The rate at which the UPB for a pool or pools of loans declines has a significant impact on our business. Items reducing UPB include normal principal payments, refinancing, loan modifications involving forgiveness of principal, voluntary property sales and involuntary property sales such as foreclosures. Prepayment speed impacts future servicing fees, amortization and valuation of MSRs, float income on float balances, interest expense on advances and compensating interest expense. If we expect prepayment speed to increase, amortization expense will increase because MSRs are amortized in proportion to total expected servicing income over the life of a portfolio. The converse is true when expectations for prepayment speed decrease.

Third-Party Servicer Ratings.  The U.S. Department of Housing and Urban Development, Freddie Mac, Fannie Mae and Ginnie Mae have approved OLS as a loan servicer.  We are also subject to mortgage servicer ratings issued and revised from time to time by credit rating agencies including Moody’s Investors Services, Inc. (Moody’s), Standard & Poor’s Rating Services (Standard & Poor’s) and Fitch Ratings (Fitch).  Moody’s servicer ratings of OLS are “SQ2–” as a Residential Subprime Servicer and “SQ2” as a Residential Special Servicer.  “SQ2” represents Moody’s second highest rating category.   Until recently, Standard & Poor’s had rated OLS “Strong” as a Residential Special Servicer, Standard & Poor’s highest ratings category.  However, on October 19, 2011, Standard & Poor’s downgraded OLS’ Residential Subprime Servicer rating from “Strong” to “Above Average,” reflecting Standard & Poor’s stated concerns at that time about our ability to integrate the HomEq and Litton platforms.  On December 20, 2011, Fitch downgraded its rating of OLS for Residential Subprime Servicing to “RPS3” and its rating for Residential Special Servicing to “RSS3.”  Previously, Fitch had rated OLS “RPS2” and “RSS2”, its second highest categories.  Fitch stated its rating actions were based on concerns over our off-shore staffing approach and overall growth strategy, which Fitch characterized as “aggressive,” as well as the heightened regulatory scrutiny for the industry in general.   Servicers rated in Fitch’s ‘3’ category demonstrate proficiency in overall servicing ability.  Neither Standard & Poor’s nor Fitch’s servicer rating downgrades suggested that OLS was unacceptable or unable to continue to serve as a servicer on any transaction, nor did they raise any actual performance issues concerning OLS’ servicing of loans.  In February 2012, Ocwen received notices of default or possible default from Trustees for 69 servicing contracts based on the Fitch downgrade.   Of these servicing contracts, which represent approximately 5.4% of the total servicing contracts in our portfolio, 56 had been transferred to Ocwen as part of the HomEq acquisition.   We believe there may be nine additional servicing contracts as to which we could possibly receive similar notices of default or possible default based on the Fitch downgrade.  None of the notices of default or possible default that we have received indicated any threatened termination of OLS as the servicer under the related servicing contracts.    See “Risk Factors – Risks Relating to Our Business and Industry” for a discussion of the adverse effects that a downgrade in our servicer ratings could have on our business, financing activities, financial condition or results of operations.

Corporate Items and Other

In Corporate Items and Other, we report items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash and certain corporate expenses. Our corporate debt, which is comprised of the 3.25% Contingent Convertible Senior Unsecured Notes due in 2024 (Convertible Notes) and the 10.875% Capital Securities due in 2027 (Capital Securities), and our cash are also included in Corporate Items and Other.

Effective with the segment realignment discussed above, Corporate Items and Other includes the former Loans and Residuals segment and the former AMV segment. The former Loans and Residuals segment included our investments in subprime residential loans held for resale and subprime residual mortgage backed trading securities related to our former subprime loan origination operation and whole loan purchase and securitization activities. The Loans and Residuals segment also included the four loan securitization trusts that we began including in our consolidated financial statements effective January 1, 2010. The former AMV segment was comprised of our 27% equity investment in OSI and approximately a 25% equity investment in ONL and OREO. These unconsolidated entities are engaged in the management of residential assets.

Our equity investment in Correspondent One that we acquired in 2011 is also included in Corporate Items and Other. Other business activities included in Corporate Items and Other that are not considered to be of continuing significance include our affordable housing investment activities and GSS which we began including in Corporate Items and Other on August 10, 2009 following the Separation. We report the results of operations of BOK as discontinued operations in the consolidated financial statements.

SOURCES OF FUNDS

We meet our near-term liquidity requirements through:

•	collections of servicing fees and ancillary revenues;
•	proceeds from financings, such as match funded liabilities, lines of credit and other secured borrowings; and
•	collections of prior servicer advances in excess of new advances.

In addition to these near-term sources, potential additional long-term sources of liquidity include proceeds from the issuance of debt securities and equity capital.

Our primary uses of funds are:

•	payments for advances in excess of collections on existing servicing portfolios;
•	payment of interest and operating costs;
•	purchases of MSRS and related advances; and
•	repayments of borrowings.

We closely monitor our liquidity position and ongoing funding requirements, and we invest available funds primarily in money market demand deposits.

Our ability to sustain and grow our Servicing business depends in part on our ability to maintain and expand sources of financing to fund servicing advances and to purchase new MSRs. We finance most of our advances using variable and fixed rate match funded securitization facilities. From time to time, we also finance other assets with debt.

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

COMPETITION

As disclosed in the “Corporate Strategy and Outlook” section, our competitive advantages include low operating costs relative to the subprime mortgage servicing industry, a highly scalable servicing platform which allows us to efficiently board acquired portfolios with only modest additions to infrastructure and superior subprime servicing and loss mitigation practices effective at reducing delinquencies and advances. We believe that we achieve our competitive position through the use of a technology-enabled servicing platform and a global workforce. Our competitors include a number of large financial institutions (or their subsidiaries). These financial institutions generally have significantly greater resources and access to capital than we do which gives them the benefit of a lower cost of funds. The top four banks service approximately 54% of total loans; however, they focus on prime loans, while Ocwen specializes in servicing non-prime loans.

SUBSIDIARIES

A list of our significant subsidiaries is set forth in Exhibit 21.0.

EMPLOYEES

As of December 31, 2011, we had 5,063 employees, of which 843 were employed in our U.S. facilities, 4,141 in our India operations centers and 79 in Uruguay. We have had operations in India for more than ten years. Our Uruguay operation center, located in Montevideo, has been in existence since 2008.

In the U.S., the largest portion our employees were in our West Palm Beach, Florida facility, which had 301 employees as of December 31, 2011. We also had 244 employees in McDonough, Georgia, 177 employees in Houston, Texas and 121 employees at various other locations in the U.S.

Of our employees in India as of December 31, 2011, 2,597 were in our Bangalore facilities and 1,544 were in our Mumbai facilities. Our India-based workforce is deployed as follows:

•	93% are in Servicing,
•	6% are in support functions, including Human Resources, Corporate Services, Accounting, Legal and Risk Management and
•	1% are in other business segments.

REGULATION

Our business is subject to extensive regulation by federal, state and local governmental authorities including the Federal Trade Commission (FTC), the Consumer Finance Protection Bureau (CFPB), the SEC and various state agencies that license, audit and conduct examinations of our mortgage servicing and collection activities in a number of states. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to our policies, procedures and practices regarding our loan servicing and debt collection business activities. We incur significant ongoing costs to comply with new and existing laws and governmental regulation of our business.

We must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act and, more recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and state foreclosure laws. These statutes apply to debt collection, use of credit reports, safeguarding of non−public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.

Our failure to comply with applicable federal, state and local consumer protection laws can lead to:

•	civil and criminal liability;
•	loss of our licenses and approvals to engage in the servicing of residential mortgage loans;
•	damage to our reputation in the industry;
•	inability to raise capital;
•	administrative fines and penalties and litigation, including class action lawsuits; and
•	governmental investigations and enforcement actions.

The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to the residential real estate lenders and servicers. Over the past few years, state and federal lawmakers and regulators have adopted a variety of new or expanded laws and regulations, including the Dodd-Frank Act discussed below. The changes in these regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition, liquidity and results of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law by President Obama. The Dodd-Frank Act constitutes a sweeping reform of the regulation and supervision of financial institutions, as well as the regulation of derivatives, capital market activities and consumer financial services. Many provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agency and will take effect over several years. The ultimate impact of the Dodd-Frank Act and its effects on our business will therefore not be fully known for an extended period of time.

The Dodd-Frank Act is extensive and significant legislation that, among other things:

•	creates an inter-agency body that is responsible for monitoring the activities of the financial system and recommending a framework for substantially increased regulation of large interconnected financial services firms;
•	creates a liquidation framework for the resolution of certain bank holding companies and other large and interconnected nonbank financial companies;
•	strengthens the regulatory oversight of securities and capital markets activities by the SEC; and
•	creates the CFPB, a new federal entity responsible for regulating consumer financial services.

The CFPB will directly impact the regulation of residential mortgage servicing in a number of ways. First, the CFPB will have rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA and RESPA. Second, the CFPB will have supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction will include those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans. We expect that OLS will be subject to supervision, examination and enforcement by the CFPB.

Title XIV of the Dodd-Frank Act contains the Mortgage Reform and Anti-Predatory Lending Act (Mortgage Act). The Mortgage Act imposes a number of additional requirements on servicers of residential mortgage loans, such as OLS, by amending certain existing provisions and adding new sections to TILA and RESPA. The penalties for noncompliance with TILA and RESPA are also significantly increased by the Mortgage Act and could lead to an increase in lawsuits against mortgage servicers. Like other parts of the Dodd-Frank Act, the Mortgage Act generally requires that implementing regulations be issued before many of its provisions are effective. Therefore, many of these provisions in the Mortgage Act will not be effective until 2013 or early 2014.

When fully implemented, the Mortgage Act will prevent servicers of residential mortgage loans from taking certain actions, including the following:

•	force-placing insurance, unless there is a reasonable belief that the borrower has failed to comply with a contract’s requirement to maintain insurance;
•	charging a fee for responding to a valid qualified written request;
•	failing to take timely action to respond to the borrower’s request to correct errors related to payment, payoff amounts, or avoiding foreclosure;
•	failing to respond within ten (10) business days of a request from the borrower to provide contact information about the owner or assignee of loan; and
•	failing to return an escrow balance or provide a credit within twenty (20) business days of a residential mortgage loan being paid off by the borrower.

In addition to these restrictions, the Mortgage Act imposes certain new requirements and/or shortens the existing response time for servicers of residential mortgage loans. These new requirements include the following:

•	acknowledging receipt of a qualified written request under RESPA within five (5) business days and providing a final response within thirty (30) business days;
•	promptly crediting mortgage payments received from the borrower on the date of receipt except where payment does not conform to previously established requirements; and
•	sending an accurate payoff statement within a reasonable period of time but in no case more than seven (7) business days after receipt of a written request from the borrower.

We expect to continue incurring significant ongoing operational and system costs in order to prepare for compliance with these new laws and regulations. Furthermore, there may be additional federal or states laws enacted that place additional obligations on servicers of residential mortgage loans.

Effective June 30, 2005, we voluntarily terminated our status as a federal savings bank. We continued the Bank’s non-depository businesses including its residential mortgage servicing business under OLS. We entered into various agreements to obtain the approval of the Office of Thrift Supervision (OTS). We directly or indirectly received assignment of all of the assets, liabilities and business (the Assignment). We entered into an agreement (the Guaranty) in favor of the OTS and any holders of claims with respect to the liabilities we assumed in connection with the Assignment. The Guaranty contained affirmative covenants relating to the maintenance of a cash collateral account, reporting requirements, transactions with affiliates, preservation of the existence of our subsidiaries and maintenance of minimum unencumbered assets. The Guaranty also contained negative covenants that restrict our ability to: incur indebtedness; enter into merger transactions or a sale of substantially all of our assets; sell, lease, transfer or otherwise dispose of our assets; or pay dividends or acquire our capital stock. The Guaranty provided that it would remain in effect until the later of (a) the sixth anniversary of the date on which our federal bank charter was cancelled or (b) the date on which we have paid in full (i) any obligations that arise out of certain assumed liabilities with respect to which a claim has been asserted on or prior to the sixth anniversary of the date on which our federal bank charter was cancelled and (ii) all other amounts payable by us under the Guaranty. The Guaranty expired by its terms on February 29, 2012. For additional information regarding the Guaranty, see Note 29 to the Consolidated Financial Statements.

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

AVAILABLE INFORMATION

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website (www.ocwen.com) as soon as such material is electronically filed with or furnished to the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, including OCN, that file electronically with the SEC. The address of that site is www.sec.gov. We have also posted on our website, and have available in print upon request, the charters for our Audit Committee, Compensation Committee and Governance Committee, our Governance Guidelines and our Code of Ethics and Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Ethics or waiver thereto applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

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

Risks Relating to Our Business and Industry

Continued economic slowdown and/or continued deterioration of the housing market could increase delinquencies, defaults, foreclosures and advances.

An increase in delinquencies and foreclosure rates could increase both interest expense on advances and operating expenses and could cause a reduction in income from, and the value of, our servicing portfolio as well as loans and our investment in AMVs.

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

•	Revenue. An increase in delinquencies may delay the timing of revenue recognition because we recognize servicing fees as earned which is generally upon collection. An increase in delinquencies also leads to lower float balances and float earnings.
•	Expenses. Higher delinquencies increases our cost to service loans, as loans in default require more intensive effort to bring them current or manage the foreclosure process. An increase in advances outstanding relative to the change in the size of the servicing portfolio can result in substantial strain on our financial resources. This occurs because excess growth of advances increases financing costs with no offsetting increase in revenue, thus reducing profitability. If we are unable to fund additional advances, we could breach the requirements of our servicing contracts. Such developments could result in our losing our servicing rights, which would have a substantial negative impact on our financial condition and results of operations and could trigger cross-defaults under our various credit agreements.
•	Valuation of MSRs. Apart from the risk of losing our servicing rights, defaults are involuntary prepayments resulting in a reduction in UPB. This may result in higher amortization and impairment in the value of our MSRs.

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

Our financing strategy includes the use of significant leverage. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to borrow money. Our ability to borrow money is affected by a variety of factors including:

•	limitations imposed on us by existing lending and similar agreements that contain restrictive covenants that may limit our ability to raise additional debt;
•	liquidity in the credit markets;
•	the strength of the lenders from whom we borrow; and
•	limitations on borrowing on advance facilities which is limited by the amount of eligible collateral pledged and may be less than the borrowing capacity of the facility.

An event of default, a negative ratings action by a rating agency, the perception of financial weakness, an adverse action by a regulatory authority, a lengthening of foreclosure timelines or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to renew existing credit facilities or obtain new lines of credit.

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

A significant increase in prepayment speeds or could adversely affect our financial results.

Prepayment speed is a significant driver of our business. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. Prepayment speeds have a significant impact on our servicing fee revenues, our expenses and on the valuation of our MSRs as follows:

•	Revenue. If prepayment speeds increase, our servicing fees will decline more rapidly than anticipated because of the greater than expected decrease in the UPB on which those fees are based. The reduction in servicing fees would be somewhat offset by increased float earnings because the faster repayment of loans will result in higher balances in the custodial accounts that generate the float earnings. Conversely, decreases in prepayment speeds drive increased servicing fees and lead to lower float balances and float earnings.

•	Expenses. Amortization of MSRs is one of our largest operating expenses. Since we amortize servicing rights in proportion to total expected income over the life of a portfolio, an increase in prepayment speeds leads to increased amortization expense as we revise downward our estimate of total expected income. Faster prepayment speeds will also result in higher compensating interest expense. Decreases in prepayment speeds lead to decreased amortization expense as the period over which we amortize MSRs is extended. Slower prepayment speeds also lead to lower compensating interest expense.
•	Valuation of MSRs. We base the price we pay for MSRs and the rate of amortization of those rights on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds were significantly greater than expected, the carrying value of our MSRs could exceed their estimated fair value. When the carrying value of MSRs exceeds their fair value, we are required to record an impairment charge which has a negative impact on our financial results.

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

We estimate the fair value of our MSRs by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The methodology used to estimate these values is complex and uses asset-specific collateral data and market inputs for interest and discount rates and liquidity dates.

Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. If prepayment speeds increase more than estimated, delinquency and default levels are higher than anticipated or financial market illiquidity continues beyond our estimate, we may be required to write down the value of certain assets which could adversely affect our earnings.

A downgrade in our servicer ratings could have an adverse effect on our business, financing activities, financial condition or results of operations.

Standard & Poor’s, Moody’s and Fitch rate us as a mortgage servicer. Favorable ratings from these agencies are important to the conduct of our loan servicing business. As disclosed in “Operating Segments-Servicing-Third-Party Servicer Ratings”, Standard & Poor’s and Fitch downgraded their residential subprime servicing ratings of OLS in 2011. Downgrades in servicer ratings could adversely affect our ability to finance servicing advances and maintain our status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in our servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of match funded advance facilities that we may seek in the future. In addition, some of our PSAs require that the servicer maintain specified servicer ratings. Our failure to maintain favorable or specified ratings may cause our termination as servicer and further impair our ability to consummate future servicing transactions, which could have an adverse effect on our business, financing activities, financial condition and results of operations.

Loan putbacks could adversely affect our business.

Ocwen has been a party to loan sales and securitizations dating back to the 1990s. The majority of securities issued in these transactions has been retired and is not subject to putback risk. There is one remaining securitization with an original UPB of approximately $200 million where Ocwen provided representations and warranties and the loans were originated in the last decade. Ocwen performed due diligence on each of the loans included in this securitization. The outstanding UPB of this securitization was $47.7 million at December 31, 2011, and the outstanding balance of the notes was $48.5 million. Ocwen is not aware of any inquiries or claims regarding loan putbacks for any transaction where we made representations and warranties. We do not expect loan putbacks to result in any material change to our financial position, operating results or liquidity.

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

Our hedging strategies may not be successful in mitigating our exposure to interest rate risk.

At present, we have entered into interest rate swaps and caps to fix our exposure to variable interest rates under our match funded advance funding facilities. If we are successful in acquiring additional servicing or sub-servicing rights, there is no assurance that we will be able to obtain the fixed rate financing that would be necessary to protect us from the effect of rising interest rates. Therefore, we may consider utilizing various derivative financial instruments to protect against the effects of rising rates. Nevertheless, no hedging strategy can completely protect us. The derivative financial instruments that we select may not have the effect of reducing our interest rate risks. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. We cannot be assured that our hedging strategies and the derivatives that we use will adequately offset the risks of interest rate volatility or that our hedging transactions will not result in or magnify losses.

We have significant operations in India that could be adversely affected by changes in the political or economic stability of India or by government policies in India or the U.S.

More than 80% of our employees are located in India. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations centers. For example, changes in privacy regulations could require us to curtail our use of lower-cost operations in India to service our businesses. If we were to cease our operations in India and transfer these operations to another geographic area, we could incur increased overhead costs that could materially and adversely affect our results of operations.

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

Our business is substantially dependent on our ability to process and monitor a large number of transactions, many of which are complex, across numerous and diverse real estate markets. These transactions often must adhere to the terms of the complex legal agreements, as well as legal and regulatory standards. We are responsible for developing and maintaining operational systems and infrastructure, which is challenging. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond their control, such as a spike in transaction volume or unforeseen catastrophic events, potentially resulting in data loss and adversely affecting our ability to process these transactions.

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

Our directors and executive officers and their affiliates collectively own or control approximately 18% of our outstanding common shares. This includes approximately 14% owned or controlled by our executive chairman, William C. Erbey, and approximately 4% owned or controlled by our director and former chairman, Barry N. Wish. As a result, these shareholders could influence or control virtually all matters requiring shareholder approval, including the amendment of our articles of incorporation, the approval of mergers or similar transactions and the election of all directors.

We are exposed to market risk, including, among other things, liquidity risk, prepayment risk and foreign currency exchange risk.

We are exposed to liquidity risk primarily because of the highly variable daily cash requirements to support our servicing business including the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. In general, we finance our operations through operating cash flows and various other sources of funding including match funded agreements, secured lines of credit and repurchase agreements. We believe that we have adequate financing for the next twelve months.

We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or different bases, than our interest earning assets or when financed assets are not interest-bearing. Our servicing business is characterized by non-interest earning assets financed by interest bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At December 31, 2011, we had total advances and match funded advances of $3.7 billion. We are also exposed to interest rate risk because 34% of our outstanding debt at December 31, 2011 is variable rate. Rising interest rates may increase our interest expense. Nevertheless, earnings on float balances (assets) partially offset this variability. We have also entered into interest rate swaps and an interest rate cap to hedge our exposure to rising interest rates.

We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in Uruguay and India expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant. During 2011, we entered into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee on amounts payable to our subsidiary in India. In January 2012, we terminated these contracts prior to their scheduled maturity.

Risks Relating to Government Regulation

Regulatory scrutiny regarding foreclosure processes could lengthen timelines or increase prepayment speeds which would negatively impact our liquidity and profitability.

As discussed in the “Operating Segments - Servicing” section, state banking regulators and state attorneys general have publicly announced that they have initiated inquiries into banks and servicers regarding compliance with legal procedures in connection with mortgage foreclosures, including the preparation, execution, notarization and submission of documents, principally affidavits, filed in connection with foreclosures. The process to foreclose on properties securing residential mortgage loans is governed by state law and varies by state. For the most part, these inquiries have arisen from the 25 so-called “judicial states,” namely, those jurisdictions that require lenders or their servicers to go through a judicial proceeding to obtain a foreclosure order. In these judicial states, lenders or their servicers are generally required to provide to the court the mortgage loan documents and a sworn and notarized affidavit of an officer of the lender or its servicer with respect to the facts regarding the delinquency of the mortgage loan and the foreclosure. These affidavits are generally required to be based on the personal knowledge of the officer that executes the affidavit after a review of the mortgage loan documents. Regulators from “quasi-judicial states” and “non-judicial states,” however, have made similar inquiries as well. In these states, lenders or their servicers may foreclose on a defaulted mortgage loan by delivering to the borrower a notice of the foreclosure sale without the requirement of going through a judicial proceeding, unless the borrower contests the foreclosure or files for bankruptcy. If the borrower contests the foreclosure or files for bankruptcy in a non-judicial state, court proceedings, including affidavits similar to those provided in the judicial states will generally be required.

In connection with the recent governmental scrutiny of foreclosure processes and practices in the industry, the attorneys general of certain states and certain members of the U.S. Congress and state legislatures have called for a temporary moratorium on mortgage foreclosures, although no state has implemented a general foreclosure moratorium on mortgage loan servicers to date. In addition, some individual municipalities have begun to enact laws that may increase the time that it currently takes to complete a foreclosure or prevent foreclosures in such jurisdictions. Such moratoria or other action by federal, state or municipal government bodies, regulators or courts could increase the length of time needed to complete the foreclosure process.

When a mortgage loan is in foreclosure, we are generally required to continue to advance delinquent principal and interest to the securitization trust and also to make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent that we determine that such amounts are recoverable. These servicing advances are generally recovered when the delinquency is resolved. Foreclosure moratoria or other actions that lengthen the foreclosure process will increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred during the foreclosure process. In addition, advance financing facilities generally contain provisions that limit the eligibility of servicing advances to be financed based on the length of time that the servicing advances are outstanding. One of our match funded advance facilities has provisions that limit new borrowings if average foreclosure timelines extend beyond a certain time period. As a result, an increase in foreclosure timelines could further increase the amount of servicing advances that we need to fund with our own capital. Such increases in foreclosure timelines could increase our interest expense, delay the collection of servicing fee revenue until the foreclosure has been resolved and, therefore, reduce the cash that we have available to pay our operating expenses.

Governmental bodies may also impose regulatory fines or penalties as a result of our foreclosure processes or impose additional requirements or restrictions on such activities which could increase our operating expenses. For instance, in April 2011 the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (FRB) and the Federal Deposit Insurance Corporation (FDIC) entered into consent orders with the fourteen largest mortgage servicers to address alleged deficient practices in residential mortgage loan servicing and foreclosure processing. Under the consent orders, these mortgage servicers are required to submit written remediation plans addressing enterprise-wide risk management, internal audit and compliance programs for their residential mortgage loan servicing, loss mitigation and foreclosure activities. Remedial measures required under these consent orders and written plans may include, among other measures, revisions to servicing operations and remediation of all financial injury to borrowers caused by any errors, misrepresentations or other deficiencies identified in the parties’ recent foreclosures. Ocwen is not subject to OCC, FRB or FDIC regulation, and therefore it has not been subject to any consent decree initiated by these federal regulatory agencies. Nevertheless, Ocwen could become subject to similar consent decrees, enforcement actions or investigations as a result of other federal or state regulatory or legislative action.

In general, these regulatory developments with respect to foreclosure practices could result in increases in the amount of servicing advances and the length of time to recover servicing advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for servicing advances. This could in turn lead to increased borrowings, reduced cash and higher interest expense which could negatively impact our liquidity and profitability.

President Obama recently announced a proposed plan to assist homeowners meeting certain eligibility criteria to refinance non-conforming mortgage loans through the FHA. Under the proposal, borrowers need to be current on their mortgage loan payments for the immediately preceding six months and have a minimum credit score of 580 to be eligible. The complete details of this proposal have not been released. Before becoming effective, this proposal would require congressional approval, and material elements of it could change before or during the legislative process. If enacted, such a plan could result in an increase in prepayment speeds and negatively affect our earnings and operating results.

On February 9, 2012, the Department of Housing and Urban Development (HUD) and attorneys general representing 49 states and the District of Columbia announced a $25 billion settlement (the Joint Federal-State Servicing Settlement) with the five largest mortgage servicers—Bank of America Corporation, JP Morgan Chase & Co., Wells Fargo & Company, Citigroup Inc. and Ally Financial Inc. (formerly GMAC)—regarding servicing and foreclosure issues. In addition to assessing monetary penalties which are required to be used to provide financial relief to borrowers (including refinancing and principal write-downs), the Joint Federal-State Servicing Settlement requires these servicers to implement changes in how they service mortgage loans, handle foreclosures and provide information to bankruptcy courts. The complete details of these servicing changes have not been released. The federal-state regulators may seek to expand the participation in the Joint Federal-State Servicing Settlement or similar settlements to other servicers and could seek to include OLS. Though the details of the servicing practices associated with the Joint Federal-State Servicing Settlement are incomplete, their implementation could result in increased costs for servicing mortgage loans generally. In addition, the implementation of a refinancing or principal write-down program like that contemplated by the Joint Federal-State Servicing Settlement could result in an increase in prepayment speeds and negatively affect our operating results.

Governmental and legal proceedings and related costs could adversely affect our financial results.

An adverse result in a governmental investigation or private lawsuits, including purported class action lawsuits, could affect our financial condition and results of operations. We and certain of our affiliates have been named as defendants in a number of lawsuits, including purported class actions, challenging our residential loan servicing practices. Also, OLS received a Civil Investigative Demand (CID) from the FTC on November 24, 2010, requesting documents and information concerning various loan servicing activities. A number of our competitors and others in the industry have paid significant sums to resolve investigations initiated by the FTC and/or settle lawsuits brought against them that raised claims similar to those raised in the lawsuits brought against us and our affiliates. In July 2010, OLS received two subpoenas from the Federal Housing Finance Agency (FHFA) as conservator for Freddie Mac and Fannie Mae in connection with ten private label mortgage securitization transactions where Freddie Mac and Fannie Mae have invested. The transactions include mortgage loans serviced but not originated by OLS or its affiliates. There is no allegation of wrongdoing in the subpoenas against OLS, and we are cooperating with the FHFA’s requests. On November 7, 2011, OLS received a CID from the Attorney General’s Office of the Commonwealth of Massachusetts requesting documents and information regarding certain foreclosures executed in Massachusetts. There is no allegation of wrongdoing against OLS in the Massachusetts Attorney General CID, and we are cooperating with the Massachusetts Attorney General’s request. On January 18, 2012, OLS received a subpoena from the New York Department of Financial Services requesting documents regarding OLS’ policies, procedures and practices regarding lender placed or “force placed” insurance which is required to be provided for borrowers who allow their hazard insurance policies to lapse. There is no allegation of wrongdoing against OLS in the subpoena, and we are cooperating with the New York Department of Financial Service’s request. As discussed above, HUD and state attorneys general recently concluded an agreement with five large bank mortgage servicers resulting in approximately $25 billion in monetary sanctions or relief to borrowers. These actions concern allegations of improper actions related to foreclosure processes and other servicing practices. Litigation and government proceedings may require that we pay significant legal fees, settlement costs, damages, penalties or other charges, or undertake remedial actions pursuant to administrative orders or court-issued injunctions, any of which could adversely affect our financial results. For more information about our legal proceedings, see Item 3, “Legal Proceedings.”

The expanding body of federal, state and local regulation and/or the licensing of mortgage servicers, collection agencies or other aspects of our business may increase the cost of compliance and the risks of noncompliance.

As noted in the “Regulation” section, the servicing of residential mortgage loans is subject to extensive federal, state and local laws, regulations and administrative decisions. The volume of new or modified laws and regulations has increased in recent years and is likely to continue to increase. If our regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements which may further adversely affect our results of operations or financial condition. In addition, our failure to comply with these laws and regulations could lead to civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines and penalties and litigation, including class action lawsuits; or administrative enforcement actions. Any of these outcomes may adversely affect our results of operations or financial condition.

FHFA and GSE initiatives and other actions may affect mortgage servicing generally and future servicing fees in particular.

In 2011, Freddie Mac and Fannie Mae each issued their Servicing Alignment Initiative as directed by the Federal Housing Finance Agency (FHFA). The Servicing Alignment Initiative established new requirements primarily related to loss mitigation processes, including servicer incentives and compensatory fees that could be charged to servicers based on performance against benchmarks for various metrics. Through our servicing relationship with Freddie Mac and Fannie Mae, in part as a result of our acquisition of Litton, we have potential exposure to such compensatory fees. It is possible that the compensatory fees could substantially increase the costs and risks associated with servicing Freddie Mac or Fannie Mae non-performing loans. Moreover, due to the significant role Fannie Mae and Freddie Mac play in the secondary mortgage market, it is possible that compensatory fee requirements and similar initiatives that they implement could become prevalent in the mortgage servicing industry generally. Other industry stakeholders or regulators may also implement or require changes in response to the perception that current mortgage servicing practices and compensation do not serve broader housing policy objectives well. To the extent that FHFA and/or the GSEs implement reforms that materially affect the market for conforming loans, there may also be indirect effects on the subprime and Alt-A markets, which could include material adverse effects on the creation of new mortgage servicing rights, the economics or performance of any mortgage servicing rights that we acquire, servicing fees that we can charge and costs that we incur to comply with new servicing requirements.

Changes to government loan modification and refinance programs may adversely affect future incremental revenues.

Under government programs such as HAMP, a participating servicer may be entitled to receive financial incentives in connection with modification plans it enters into with eligible borrowers and subsequent “pay for success” fees to the extent that a borrower remains current in any agreed upon loan modification. Changes in current legislative actions regarding such loan modification and refinance programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, and changes in the requirements necessary to qualify for refinancing mortgage loans may impact the future extent to which we participate in and receive financial benefits from such programs and may have a material effect on our business. To the extent that we continue to participate in the HAMP, there is no guarantee as to the continued expectation of future incremental revenues from this source.

The enactment of the Dodd-Frank Act, the SAFE Act, or other legislative and regulatory developments may adversely affect our business.

As disclosed in the “Regulation” section, the Dodd-Frank Act was signed into law on July 21, 2010. Certain provisions of the Dodd-Frank Act may impact our business. For example, we may be required to clear and exchange trade some or all of the swap transactions that we enter into which could result in higher cost, less transaction flexibility and price disclosure. Because many provisions of the Dodd-Frank Act require rulemaking action by governmental agencies to implement, we cannot predict the impact of the Dodd-Frank Act on Ocwen and its business.

The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the S.A.F.E. Act) requires the individual licensing and registration of those engaged in the business of loan origination. The S.A.F.E. Act is designed to improve accountability on the part of loan originators, combat fraud and enhance consumer protections by encouraging states to establish a national licensing system and minimum qualification requirements for applicants. HUD is the federal agency charged with establishing and enforcing a licensing and registration system that meets the minimum requirements of the S.A.F.E. Act. On December 15, 2009, HUD proposed a rule that would extend the licensing requirements for loan originators to servicing personnel who are performing modifications. The servicing industry has responded to this proposed rule by requesting HUD reconsider its position as the licensing costs and impact to the modification process will increase the cost of servicing, including our costs of servicing any affected mortgage loans. It is not known at this time whether HUD will modify its proposed licensing requirements for servicing personnel.

Additionally, the U.S. Congress, regulators and/or various state and local governing bodies may enact other legislation or take regulatory action designed to address mortgage servicing practices, housing finance policy or the current economic crisis that could have an adverse effect on Ocwen and its business.

Risks Relating to Acquisitions

Pursuit of acquisitions, such as the Litton Acquisition, the Saxon Acquisition or various MSR acquisitions, exposes us to financial, execution and operational risks that could adversely affect us.

We periodically explore acquisition opportunities, such as the Litton Acquisition, the Saxon Acquisition or various MSR acquisitions. In connection with such acquisition opportunities, we may be exposed to unknown or contingent liabilities of the businesses, assets and liabilities we acquire, and if these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected. For example, as a part of the Litton Acquisition, Goldman Sachs and Ocwen have agreed to indemnification provisions for the benefit of the other party. While Goldman Sachs has agreed to retain certain potential liabilities for fines and penalties that could be imposed by certain government authorities relating to Litton’s pre-closing foreclosure and servicing practices, Goldman Sachs and Ocwen have agreed to share certain losses arising out of potential third-party claims in connection with Litton’s pre-closing performance under its servicing agreements. Goldman Sachs has agreed to be liable for (i) 80% of any such losses until the amount paid by Goldman Sachs is equal to 80% of the Goldman Shared Loss Cap and (ii) thereafter, 20% of any such losses until the amount paid by Goldman Sachs is equal to the Goldman Shared Loss Cap. Ocwen has agreed to be liable for (i) 20% of any such losses until the amount paid by Ocwen is equal to 20% of the Goldman Shared Loss Cap, (ii) thereafter, 80% of any such losses until the amount paid by Ocwen is equal to the Goldman Shared Loss Cap and (iii) thereafter, 100% of any such losses in excess of the Goldman Shared Loss Cap. The “Goldman Shared Loss Cap” is currently approximately $123.7 million, or 50%, of the adjusted purchase price of the Litton Acquisition, which may be further adjusted after final reconciliations of the purchase price are made. We cannot assure you that Goldman Sachs will be able to fulfill its indemnification obligations or that the losses incurred by Ocwen will not exceed our original projections.

Similarly, as a part of the Saxon Acquisition that we announced on October 19, 2011, the sellers and Ocwen have agreed to indemnification provisions for the benefit of the other party. While the sellers have agreed to retain certain contingent liabilities for losses, fines and penalties that could result from claims by government authorities and certain third parties relating to SCI’s pre-closing foreclosure, servicing and loan origination practices, the sellers and Ocwen have agreed to share certain losses arising out of potential third-party claims in connection with SCI’s pre-closing performance under its servicing agreements. The sellers have agreed to be liable for (i) 75% of any such losses until the amount paid by the sellers is equal to 60% of the Saxon Shared Loss Cap of $83 million and (ii) thereafter, 25% of any such losses until the amount paid by the sellers is equal to the Saxon Shared Loss Cap. Ocwen has agreed to be liable for (i) first, 25% of any such losses until the amount paid by the sellers is equal to 60% of the Saxon Shared Loss Cap, (ii) second, 75% of any such losses until the amount paid by the sellers is equal to the Saxon Shared Loss Cap and (iii) thereafter, 100% of any such losses in excess of the Saxon Shared Loss Cap. We cannot assure you that the sellers will be able to fulfill their indemnification obligations or that the losses incurred by Ocwen will not exceed our original projections.

We may be required to pay for certain above-described losses in connection with the Litton Acquisition, the Saxon Acquisition or any MSR acquisitions. While we reserve amounts to pay for any of the above-described losses incurred in connection with such acquisitions, those reserves may not be adequate over time to protect against potential future losses, and if any such losses exceed the amount in the reserves, we would recognize losses covering such excess amount, which would adversely affect our net income and stockholders’ equity and, depending on the extent of such excess losses, could adversely affect our business. It is possible that certain financial covenants in our credit facilities would be breached by such excess losses.

In addition, the performance of the assets we acquire through transactions such as the Litton Acquisition, the Saxon Acquisition or any MSR acquisitions may not match the historical performance of our other assets. We cannot guarantee that the assets we acquire will perform at levels meeting our expectations. We may find that we overpaid for the acquired assets or that the economic conditions underlying our acquisition decision have changed. It may also take several quarters for us to fully integrate the newly acquired assets into our business, during which period our results of operations and financial condition may be negatively affected. Further, certain one-time expenses associated with such acquisitions may have a negative impact on our results of operations and financial condition. We cannot assure you that future acquisitions will not adversely affect our results of operations and financial condition.

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

Risks Relating to Ownership of Our Common Stock

Our common stock price may experience substantial volatility which may affect your ability to sell our common stock at an advantageous price.

The market price of our shares of common stock has been and may continue to be volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated during 2011 between $9.50 per share and $14.73 per share and may continue to fluctuate. Therefore, the volatility may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to acquisitions, dispositions or other material public announcements along with a variety of additional factors including, without limitation, those set forth under “Risk Factors” and “Forward-Looking Statements.” In addition, the stock markets in general, including the New York Stock Exchange, recently have experienced extreme price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often has been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the market prices of our common stock.

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

As of December 31, 2011, we had 129,899,288 shares of common stock outstanding. As of that date, 18% of our common stock was held by our officers and directors and their affiliates. As of that same date, another 19% of our common stock was held by two investors. As a result of our relatively small public float, our common stock may be less liquid than the common stock of companies with broader public ownership. The trading of a relatively small volume of our common stock may have a greater impact on the trading price of our common stock than would be the case if our public float were larger.

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

Matters that could give rise to conflicts between Ocwen and Altisource include, among other things:

•	any competitive actions by Altisource;
•	the quality and pricing of services that Altisource has agreed to provide to us or that we have agreed to provide to Altisource and
•	our ongoing and future relationships with Altisource, including related party agreements and other arrangements with respect to the administration of tax matters, employee benefits, indemnification and other matters.

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

Prior to the Separation, any assets transferred to Altisource or non-U.S. subsidiaries were taxable pursuant to Section 367(a) of the Code, or other applicable provisions of the Internal Revenue Code (the Code) and Treasury regulations. Taxable gains not recognized in the restructuring were generally recognized pursuant to the Separation itself under Section 367(b). The taxable gain recognized by Ocwen attributable to the transfer of assets to Altisource equaled the excess of the fair market value of each asset transferred over Ocwen’s basis in such asset. Ocwen’s basis in some assets transferred to Altisource may have been low or zero which could result in a substantial tax liability to Ocwen. In addition, the amount of taxable gain was based on a determination of the fair market value of Ocwen’s transferred assets. The determination of fair market values of non-publicly traded assets is subjective and could be subject to closing date adjustments or future challenge by the Internal Revenue Service (the IRS) which could result in an increased U.S. federal income tax liability to Ocwen.

Tax regulations under Section 7874 of the Code, if held applicable to the Separation, could materially increase tax costs to Ocwen.

IRS tax regulations under Section 7874 can apply to transactions where a U.S. corporation contributes assets, including subsidiary equity interests, to a foreign corporation and distributes shares of such corporation, as in the Separation and related transactions. We do not believe that Section 7874 of the Code applies to the Separation. Ocwen’s board of directors required that Ocwen and Altisource receive an independent valuation prior to completing the Separation; however, if the IRS were to successfully challenge the independent valuation, then Ocwen may not be permitted to offset the taxable gain recognized on the transfer of assets to Altisource with net operating losses, tax credits or other tax attributes. This could materially increase the tax costs to Ocwen of the Separation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

The following table sets forth information relating to our primary facilities at December 31, 2011:

Location	Owned/Leased	Square Footage
Principal executive office:
Atlanta, Georgia (1)	Leased	2,094
Document storage and imaging facility:
Riviera Beach, Florida	Leased	30,000

Business operations and technology support offices:
West Palm Beach, Florida	Leased	41,860
North Highlands, California (2)	Leased	129,030
Raleigh, North Carolina (2)	Leased	46,528
Houston, Texas (3)	Leased	198,946
McDonough, Georgia (3)	Leased	62,000
Bangalore, India	Leased	86,413
Mumbai, India	Leased	47,765
Montevideo, Uruguay	Leased	16,668

(1)	In December 2010, we entered into an agreement to sublease this space from Altisource through October 2014.
(2)	We assumed these leases in connection with our acquisition of HomEq Servicing. We shut down the former HomEq operations in 2010 and ceased using these facilities. In 2010, we exercised our option to terminate these leases effective in 2013.
(3)	We assumed these leases in connection with our acquisition of Litton Loan Servicing. The lease of the Houston, Texas facility expires in August 2012 and will likely not be renewed.

In addition to the facilities listed in the table above, we also lease small offices in Orlando, Florida and Washington, D.C.

ITEM 3.	LEGAL PROCEEDINGS

A description of material pending or recently settled legal proceedings to which OCN or its subsidiaries are a party follows:

Since April 2004, we have been included as a defendant in litigation in federal court in Chicago which consolidated certain class actions and individual actions brought by borrowers in various federal and state courts challenging the defendants’ mortgage servicing practices, including charging improper or unnecessary fees, misapplying borrower payments and similar allegations (the MDL Proceeding). We believe the allegations in the MDL Proceeding are without merit and have defended against them vigorously. In the interests of obtaining finality and cost certainty with regard to this complex and protracted litigated matter, however, defendants, including Ocwen, entered into a definitive written agreement with plaintiffs’ counsel with respect to a class settlement. Ocwen’s portion of the proposed settlement payment is $5.2 million plus certain other non-cash consideration and administrative costs. On July 1, 2011, the Court granted final approval to this class settlement. Defendants, including Ocwen, have paid their respective portions of the settlement into escrow and notice of the settlement has been provided to potential class members. On July 6, 2011, the Court entered final judgment and no appeals were filed. While there are some claims that are subject to opt-outs by individual plaintiffs, these are not viewed as material at this time.

In September 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc. (ABFS) brought an action against multiple defendants, including Ocwen, in Bankruptcy Court. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by Ocwen of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. The Trustee filed an amended complaint in March 2007 alleging various claims against Ocwen including turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100 million and punitive damages jointly and severally against all defendants. In April 2008, Ocwen filed an answer denying all charges and a counterclaim for breach of contract, fraud, negligent misrepresentation and indemnification in connection with the MSR purchase transaction. Fact discovery is complete and both Ocwen and the Trustee have filed motions for partial summary judgment. We believe that the Trustee’s allegations against Ocwen are without merit and intend to continue to vigorously defend against this matter. We are unable to provide any estimate of possible loss or range of possible loss at this time.

We are subject to various other pending legal proceedings, including those subject to loss sharing provisions of the Litton Acquisition and Saxon Acquisition more fully described in Note 2 and Note 30 to the Consolidated Financial Statements. In our opinion, the resolution of those proceedings will not have a material effect on our financial condition, results of operations or cash flows.

Ocwen is subject to various other pending legal proceedings, including those related to the loss sharing provisions of the Litton Acquisition. In our opinion, the resolution of those proceedings will not have a material effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of the Company’s Common Stock

The common stock of Ocwen Financial Corporation is traded under the symbol “OCN” on the New York Stock Exchange (NYSE). The following table sets forth the high and low closing sales prices for our common stock:

	High	Low
2011
First quarter	$11.04	$9.50
Second quarter	12.76	10.62
Third quarter	13.80	11.24
Fourth quarter	14.73	12.06

2010
First quarter	$11.36	$9.07
Second quarter	12.45	10.09
Third quarter	10.74	8.77
Fourth quarter	10.20	8.48

The closing sales price of our common stock on February 23, 2012 was $15.68.

We have never declared or paid cash dividends on our common stock. We currently do not intend to pay cash dividends in the foreseeable future but intend to reinvest earnings in our business. The timing and amount of any future dividends will be determined by our Board of Directors and will depend, among other factors, upon our earnings, financial condition, cash requirements, the capital requirements of subsidiaries and investment opportunities at the time any such payment is considered. In addition, the Guaranty agreement with the OTS and the indentures and covenants relating to certain of our borrowings contain limitations on our payment of dividends. Our Board of Directors has no obligation to declare dividends under Florida law or our amended and restated articles of incorporation. See Note 29 to the Consolidated Financial Statements for additional information regarding limitations on the payment of dividends on our common stock.

The following graph compares the cumulative total return on the common stock of Ocwen Financial Corporation since December 31, 2006, with the cumulative total return on the stocks included in Standard & Poor’s 500 Market Index and Standard & Poor’s Diversified Financials Market Index.

(1)	Excludes the significant value distributed in 2009 to Ocwen investors in the form of Altisource common equity.

Purchases of Equity Securities by the Issuer and Affiliates

We did not purchase any shares of our own common stock during 2011.

Our ability to repurchase shares of our common stock is restricted under the terms of the Guaranty that we entered into with the OTS in connection with debanking. See Note 29 to the Consolidated Financial Statements for additional information regarding the terms of the Guaranty. The $575 million senior secured term loan agreement that we entered on September 1, 2011 also limits our ability to repurchase shares of our common stock. See Note 16 to the Consolidated Financial Statements for additional information regarding the terms of this loan.

Number of Holders of Common Stock

At February 23, 2012, 130,040,763 shares of our common stock were outstanding and held by approximately 101 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.

Securities Authorized for Issuance under Equity Compensation Plans

The information contained in our 2012 Proxy Statement under the caption “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA (Dollars in thousands, except per share data and unless otherwise indicated)

The following tables present selected consolidated financial information of Ocwen and its subsidiaries at the dates and for the years indicated. Our historical balance sheet and operations data at and for the five years ended December 31, 2011 have been derived from our audited financial statements.

We have reclassified certain amounts included in the selected financial data for prior years to conform to the 2011 presentation.

The selected consolidated financial information should be read in conjunction with the information we have provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

	December 31,
	2011 (1)	2010 (2)	2009 (3)	2008	2007
Selected Balance Sheet Data
Cash	$144,234	$127,796	$90,919	$201,025	$114,243
Restricted cash – for securitization investors (4)	675	727	—	—	—
Trading securities, at fair value:
Auction rate (5)	—	—	247,464	239,301	—
Other investment grade securities	—	—	—	—	34,876
Subordinates and residuals (4)	—	—	3,692	4,369	7,362
Loans held for resale, at lower of cost or fair value	20,633	25,803	33,197	49,918	75,240
Advances	103,591	184,833	145,914	102,085	292,887
Match funded advances	3,629,911	1,924,052	822,615	1,100,555	1,126,097
Loans, net – restricted for securitization investors (4)	58,560	67,340	—	—	—
Mortgage servicing rights	293,152	193,985	117,802	139,500	197,295
Deferred tax assets, net	107,968	138,716	132,683	175,145	175,669
Goodwill and other intangibles	78,432	12,810	—	46,227	58,301
Investment in unconsolidated entities	23,507	12,072	15,008	25,663	76,465
Other	276,494	233,275	160,056	153,312	233,489
Total assets	$4,737,157	$2,921,409	$1,769,350	$2,237,100	$2,391,924

Match funded liabilities	$2,558,951	$1,482,529	$465,691	$961,939	$1,001,403
Secured borrowings – owed to securitization investors (4)	53,323	62,705	—	—	—
Debt securities, lines of credit and other secured borrowings:
Short-term	59,296	51,085	7,979	182,860	339,976
Long-term	563,627	277,542	143,395	67,377	143,111
Investment line (5)	—	—	156,968	200,719	—
Other	158,649	142,731	129,454	214,564	314,913
Total liabilities	3,393,846	2,016,592	903,487	1,627,459	1,799,403
Ocwen Financial Corporation stockholders’ equity (4) (6)	1,343,311	904,571	865,611	609,235	590,542
Non-controlling interest in subsidiaries	—	246	252	406	1,979
Total equity	1,343,311	904,817	865,863	609,641	592,521
Total liabilities and equity	$4,737,157	$2,921,409	$1,769,350	$2,237,100	$2,391,924

Residential Loans and Real Estate Serviced for Others

Count	671,623	479,165	351,595	322,515	435,616
Amount	$102,199,222	$73,886,391	$49,980,077	$40,171,532	$53,545,985

	For the Years Ended December 31,
	2011 (1)	2010 (2)	2009 (3)	2008	2007
Selected Operations Data
Revenue:
Servicing and subservicing fees	$458,875	$321,699	$264,467	$368,026	$379,277
Other	37,055	38,682	116,261	124,102	101,384
Total revenue	495,930	360,381	380,728	492,128	480,661
Operating expenses	239,584	236,474	235,654	323,355	351,866
Income from operations	256,346	123,907	145,074	168,773	128,795
Other income (expense):
Interest income	8,876	10,859	8,786	14,696	29,651
Interest expense	(132,770)	(85,923)	(62,954)	(86,574)	(76,586)
Other, net (5)	(9,457)	(9,689)	2,355	(65,913)	(27,306)
Other expense, net	(133,351)	(84,753)	(51,813)	(137,791)	(74,241)

Income from continuing operations before income taxes	122,995	39,154	93,261	30,982	54,554
Income tax expense	44,672	5,545	96,110	12,006	15,186
Income (loss) from continuing operations	78,323	33,609	(2,849)	18,976	39,368
Income (loss) from discontinued operations, net of taxes (7)	—	4,383	3,121	(5,767)	(3,172)
Net income	78,323	37,992	272	13,209	36,196
Net loss (income) attributable to non-controlling interests	8	(8)	25	41	(92)
Net income attributable to OCN	$78,331	$37,984	$297	$13,250	$36,104

Basic earnings per share
Income (loss) from continuing operations	$0.75	$0.34	$(0.04)	$0.30	$0.63
Income (loss) from discontinued operations (7)	—	0.04	0.04	(0.09)	(0.05)
Net income	$0.75	$0.38	$—	$0.21	$0.58

Diluted earnings per share
Income (loss) from continuing operations	$0.71	$0.32	$(0.04)	$0.30	$0.62
Income (loss) from discontinued operations (7)	—	0.04	0.04	(0.09)	(0.05)
Net income	$0.71	$0.36	$—	$0.21	$0.57

Weighted average common shares outstanding
Basic	104,507,055	100,273,121	78,252,000	62,670,957	62,712,076
Diluted (8)	111,855,961	107,483,015	78,252,000	62,935,314	63,496,339

(1)	Our acquisition of the Litton Loan Servicing Business on September 1, 2011 resulted in the acquisition of a servicing portfolio of approximately 245,000 primarily non-prime residential mortgage loans with approximately $38.6 billion in UPB. The adjusted base purchase price for the Litton Acquisition was $247,368. In addition, Ocwen repaid at closing Litton’s $2,423,123 outstanding debt on an existing servicing advance financing facility and entered into a new advance financing facility under which it borrowed $2,126,742. Ocwen also used the proceeds from a new $575,000 senior secured term loan facility agreement to fund the acquisition.Total identifiable net assets acquired were $2,604,869, including MSRs of $144,314 and advances of $2,468,137. We also acquired goodwill of $65,622 and assumed liabilities of $40,588. Revenues and operating expenses of Litton Loan Servicing from the acquisition date of September 1, 2011 through December 31, 2011 were $62,750 and $58,017, respectively. Operating expenses for this period consist primarily of non-recurring costs related to the acquisition (such as employee severance) and amortization of MSRs. These operating expenses do not include an allocation of costs related to the servicing of Litton Loan Servicing loans on Ocwen’s platform. See Note 2 to the Consolidated Financial Statements for additional information.

(2)	We completed the acquisition of HomEq Servicing on September 1, 2010 and boarded approximately 134,000 residential mortgage loans with an aggregate UPB of approximately $22,400,000. We acquired HomEq Servicing for total consideration of $1,165,673, of which $852,617 was funded by a new match funded servicing advance facility with the remainder primarily borrowed under a new $350,000 senior secured term loan. Total identifiable net assets acquired were $1,162,189, including MSRs of $84,324 and advances of $1,063,180. We also acquired goodwill of $12,810. Revenues and operating expenses of HomEq Servicing from the acquisition date of September 1, 2010 through December 31, 2010 were $43,127 and $56,725, respectively. Operating expenses for this period consist principally of non-recurring costs related to the acquisition (including employee severance and lease termination costs) and the amortization of MSRs. These operating expenses do not include an allocation of costs related to the servicing of HomEq Servicing loans on Ocwen’s platform. See Note 2 to the Consolidated Financial Statements for additional information.
(3)	On August 10, 2009, we completed the Separation by distributing all of the shares of Altisource common stock to Ocwen shareholders in the form of a pro rata stock distribution. As a result of the Separation, we eliminated $88,478 of assets (including goodwill and other intangibles) and $16,332 of liabilities from our consolidated balance sheet effective at the close of business on August 9, 2009 and recorded a $72,146 reduction in additional paid-in capital. Beginning August 10, 2009, the operating results of Altisource are no longer included in our operating results. The Separation contributed significantly to the declines in revenues, operating expenses, income from operations and income from continuing operations. As a consequence of the Separation and related transactions, Ocwen recognized $52,047 of income tax expense in 2009. Excluding the revenues earned by GSS and intersegment revenues of OS that were eliminated in consolidation, OS revenues were $106,257, $146,166 and $125,222 for the years ended December 31, 2009, 2008 and 2007, respectively. Excluding the expenses of GSS and BMS and intersegment expenses of OS that were eliminated in consolidation, OS operating expenses were $91,847, $143,135 and $124,837 for the years ended December 31, 2009, 2008 and 2007, respectively.
(4)	As a result of our adoption of Accounting Standards Update (ASU) 2009-16 (Accounting Standards Codification (ASC) 860, Transfers and Servicing) and ASU 2009-17 (ASC 810, Consolidation) on January 1, 2010 we began consolidating four residential mortgage loan securitization trusts that were previously excluded from our consolidated financial statements because each trust was a qualifying special purpose entity (QSPE). See Note 1 to the Consolidated Financial Statements for additional information.
(5)	During 2010 we liquidated our remaining investment in auction rate securities and used the proceeds to repay the investment line. Net realized and unrealized gains (losses) on auction rate securities were $(7,919), $11,863 and $(29,612) during 2010, 2009 and 2008, respectively.
(6)	On November 9, 2011, Ocwen completed the public offering of 28,750,000 shares of common stock at a per share price of $13.00 and received net proceeds of $354,445. On August 18, 2009, Ocwen completed the public offering of 32,200,000 shares of common stock at a per share price of $9.00 and received net proceeds of $274,964. On April 3, 2009, Ocwen sold 5,471,500 shares of its common stock for a price of $11.00 per share and realized $60,165 in net proceeds in a private placement transaction and used a portion of the proceeds to acquire 1,000,000 shares from its chairman at a price of $11.00 per share.
(7)	On December 3, 2009, we completed the sale of our investment in BOK. We have reported the results of operations of BOK in the consolidated financial statements as discontinued operations. Income from discontinued operations for 2010 represents a true-up of Ocwen’s income tax expense on the sale of BOK.
(8)	Conversion of the Convertible Notes to common stock was not assumed for 2009, 2008 and 2007 because the effect was antidilutive. Interest expense on the Convertible Notes, net of income tax, has been added to net income for purposes of computing diluted earnings per share for 2011 and 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, unless otherwise indicated)

INTRODUCTION

Unless specifically stated otherwise, all references to 2011, 2010 and 2009 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

The following discussion of our results of operations, financial condition and capital resources and liquidity should be read in conjunction with our Consolidated Financial Statements and the related notes, all included elsewhere in this annual report on Form 10-K.

OVERVIEW

Operations Summary

The Litton Acquisition on September 1, 2011, the HomEq Acquisition on September 1, 2010 and the Altisource Separation on August 10, 2009 have significantly impacted our consolidated operating results. The operating results of the Litton Loan Servicing and HomEq Servicing businesses are included in the Servicing segment since their respective acquisition dates. Effective with the Separation, Ocwen ceased to record operating results from the Mortgage Services, Financial Services and Technology Products segments.

The following table summarizes our consolidated operating results for the years indicated. We have provided a more complete discussion of operating results in the Segments section.

	For the years ended December 31,			% Change
	2011	2010	2009	2011 to 2010	2010 to 2009
Consolidated:
Revenue (1)	$495,930	$360,381	$380,728	38%	(5)%
Operating expenses (2)	239,584	236,474	235,654	1	—
Income from operations	256,346	123,907	145,074	107	(15)
Other expense, net	(133,351)	(84,753)	(51,813)	57	64
Income from continuing operations before taxes	122,995	39,154	93,261	214	(58)
Income tax expense	44,672	5,545	96,110	706	(94)
Income (loss) from continuing operations	78,323	33,609	(2,849)	133	(1,280)
Income from discontinued operations, net of taxes	—	4,383	3,121	(100)	40
Net income	78,323	37,992	272	106	13,868
Net income (loss) attributable to non-controlling interests	8	(8)	25	(200)	(132)
Net income attributable to OCN	$78,331	$37,984	$297	106	12,689

Segment income (loss) from continuing operations before taxes:
Servicing	$135,880	$78,195	$87,681	74%	(11)%
Mortgage Services	—	—	17,815	—	(100)
Financial Services	—	—	(5,969)	—	(100)
Technology Products	—	—	9,590	—	(100)
Corporate Items and Other	(12,885)	(39,041)	(15,856)	(67)	146
	$122,995	$39,154	$93,261	214	(58)

(1)	Excluding the revenues earned by GSS and intersegment revenues of OS that were eliminated in consolidation, OS revenues were $106,257 for the year ended December 31, 2009.
(2)	Excluding the expenses of GSS and BMS and intersegment expenses of OS that were eliminated in consolidation, OS operating expenses were $91,847 for the year ended December 31, 2009.

2011 versus 2010. Residential servicing and subservicing fees were higher in 2011 as a result of loan modifications and the 36% growth in the average servicing portfolio that included approximately $38.6 billion acquired on September 1, 2011 related to the Litton Acquisition and the effect of the HomEq portfolio for a full year in 2011 as compared to four months in 2010.

Operating expenses increased slightly in 2011. Higher amortization of MSRs and the effects of a substantial increase in staffing to service the larger portfolio were largely offset by lower non-recurring expenses related to the Litton Acquisition as compared to those incurred in connection with the HomEq Acquisition in 2010 and a decline in litigation-related expenses. Non-recurring expenses related to the Litton Acquisition were $50,340 in 2011 versus $52,603 for the HomEq Acquisition in 2010. In addition, litigation-related expenses were higher during 2010 due to $26,882 of litigation expense incurred in connection with the adverse verdict in a vendor dispute and the settlement of the MDL Proceeding. Income from operations increased by $132,439, or 107%, in 2011 as compared to 2010.

Other expense, net increased by $48,598 primarily due to an increase of $42,543 in interest expense on borrowings related to the HomEq and Litton acquisitions, including the write-off of $12,575 of unamortized discount and deferred debt issuance costs as the result of the prepayment of $180,000 on the $350,000 senior secured term loan. Also affecting Other expense, net are $7,426 of losses on derivatives in 2011, including $6,104 of unrealized losses on foreign exchange forward contracts that we entered into to hedge against the effects of changes in the value of the Indian Rupee. Also, 2010 includes $6,036 of gains related to affordable housing investments that we sold. These increases in other expense were partly offset by $3,651 of gains on extinguishment of debt in 2011 and the effects of $7,909 of realized and unrealized losses on auction rate securities and a $3,000 write-off of a commercial real estate investment in 2010.

Income tax expense recognized in 2010 was reduced by the release of a reserve predominantly related to deductions associated with a servicing advance finance structure and statute expirations. The reserve for this item was recorded in 2009.

2010 versus 2009. Residential servicing fees were higher than 2009 as a result of fees from HAMP modifications and the effects of $32.2 billion of UPB additions to the Servicing portfolio including approximately $22.4 billion on September 1, 2010 related to the HomEq Acquisition and $6.9 billion added by the Saxon MSR Acquisition in the second quarter. However, process management fees and other revenues declined as a result of the Separation. Operating expenses increased slightly in 2010 despite the Separation because of non-recurring expenses of $52,603 associated with the HomEq Acquisition and because of litigation expense of $26,882 incurred in connection with the Cartel verdict and the proposed settlement of the MDL Proceeding. Income from operations declined by $21,167, or 15%, in 2010 as compared to 2009.

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

Change in Financial Condition Summary

The overall increase in our assets of $1,815,748 or 62% during 2011 was principally the result of the following changes:

•	Cash increased by $16,438.
•	Total advances increased by $1,624,617 due primarily to $2,468,137 of advances acquired in connection with the Litton Acquisition offset in part by a reduction in advances on the pre-existing portfolio.
•	MSRs increased by $99,167 due primarily to purchase of $144,314 related to the Litton acquisition, offset by amortization expense of $45,721.
•	Receivables increased by $13,684 due primarily to a $17,898 increase in current income taxes receivable.
•	Goodwill increased by $65,622 as a result of the Litton Acquisition.
•	Investments in unconsolidated entities increased by $11,435 due primarily to the $15,000 investment in Correspondent One offset in part by distributions received from asset management entities.
•	Other assets increased by $27,660 primarily as a result of a $29,633 increase in debt service accounts as a result of the new Litton advance financing facility offset by the repayment of a $5,600 note receivable. The $13,147 of debt issuance costs we incurred in connection with the new $575,000 senior secured loan was offset in part by the write-off of the remaining debt issuance costs related to the $350,000 senior secured term loan entered into in connection with the HomEq Acquisition which we fully repaid in 2011.

Liabilities increased by $1,377,254, or 68%, during 2011 primarily because of the following items:

•	Match funded liabilities increased by $1,076,422 reflecting $2,126,742 of notes issued in connection with the financing of advances that we acquired as part of the Litton Acquisition, of which $1,784,043 was outstanding at December 31, 2011. This was partially offset by repayments of $428,271 on the HomEq advance facility and $279,350 of paydowns on other facilities. We used the $354,445 of net proceeds from our common stock offering in November 2011 to temporarily reduce our borrowings to fund advances rather than invest the proceeds at current short-term investment rates that our below our effective cost of borrowing. We increased our advance borrowings in 2012 in order to release these proceeds to fund servicing acquisitions.
•	Lines of credit and other secured borrowings increased by $294,296 primarily due to the $575,000 senior secured term loan facility that we entered into in connection with the Litton Acquisition net of an $11,500 discount. This increase was offset by principal payments of $197,500 to repay the $350,000 senior secured term loan facility, $48,000 to repay the fee reimbursement advance facility and $28,750 of mandatory repayments on the new senior secured term loan. The repayment of the HomEq senior secured term loan resulted in the write-off of the remaining discount in 2011.
•	Other liabilities increased by $15,918 primarily due to the liabilities we assumed and subsequently incurred in connection with the Litton Acquisition. This increase was offset in part by a decline in litigation reserves related to settled cases and the write-off of deferred income related to the fee reimbursement advance facility that we repaid in 2011.

Liquidity Summary

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of December 31, 2011, as measured by cash and available credit, was $551,067, an increase of $294,177, or 115%, from December 31, 2010. At December 31, 2011, our cash position was $144,234 compared to $127,796 at December 31, 2010. Our available credit on collateralized but unused advance financing capacity increased to $406,833 at December 31, 2011 compared to $129,095 at December 31, 2010. The increase in available credit was principally the result of our use of the net proceeds from our common stock offering to temporarily reduce borrowings and an increase in the amount of collateral eligible to be pledged under one of our facilities. These increases were partially offset by our success reducing advances from December 31, 2010 which resulted in a lower amount of advances pledged to our advance financing facilities.

Our investment policies emphasize principal preservation by limiting investments to include:

•	Securities issued by the U.S. government, a U.S. agency or a U.S. GSE
•	Money market mutual funds
•	Money market demand deposits
•	Demand deposit accounts

We regularly monitor and project cash flow to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on maintaining cash and unused borrowing capacity that is sufficient to meet the needs of the business.

At December 31, 2011, $1,565,520 of our total maximum borrowing capacity remained unused. However, as noted above, the amount of collateral pledged to these facilities limits additional borrowing, and only $406,833 of this amount is readily available. We may utilize the unused borrowing capacity in the Servicing business in the future by pledging additional qualifying collateral to these facilities. In order to reduce fees charged by lenders (which we recognize as interest expense), we maintain unused borrowing capacity at a level that we consider prudent relative to the current levels of advances and match funded advances and to meet our funding needs for reasonably foreseeable changes in advances.

Interest Rate Risk Summary

Interest rate risk is a function of (i) the timing of re-pricing and (ii) the dollar amount of assets and liabilities that re-price at various times. We are exposed to interest rate risk to the extent that our interest rate sensitive liabilities mature or re-price at different speeds, or on different bases, than interest-earning assets.

We have executed a hedging strategy aimed at largely neutralizing the impact of changes in interest rates within a certain period based on the projected excess of variable rate debt over cash and float balances. As of December 31, 2011, the notional amount of our outstanding hedges was less than the net exposure of projected variable rate debt and cash and float balances for the next several years. Future variances between the projected excess of variable rate debt over cash and float balances and actual results could result in our becoming over-hedged or under-hedged. See Note 19 to the Consolidated Financial Statements for additional information regarding our use of derivatives.

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

Valuation and Amortization of Residential Mortgage Servicing Rights

Our most significant business is our Servicing business. MSRs are an intangible asset that represents the right to service a portfolio of mortgage loans. We generally obtain MSRs by purchasing them from the owners of the mortgage loans. As of December 31, 2011, we held residential MSRs with a carrying value of $293,152 and an estimated fair value of $340,015.

We account for our residential MSRs using the amortization method. All newly acquired MSRs are initially measured at fair value. We amortize the balance of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. We determine estimated net servicing income using the estimated future balance of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and scheduled loan amortization. We adjust amortization prospectively in response to changes in projections of future cash flows.

We group the loans that we service into strata based on one or more of the predominant risk characteristics of the underlying loans. The risk factors used to assign loans to strata include the credit score (FICO) of the borrower, the loan to value ratio and the default risk. Our primary strata include:

•	Subprime
•	ALT A
•	High-loan-to-value

We estimate the fair value of our MSRs by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The significant components of the estimated future cash flows for MSRs include:

•	Rate at which UPB declines	•	Interest rate used for computing the cost of servicing advances
•	Servicing fees and ancillary income	•	Delinquencies
•	Cost of servicing	•	Interest rate used for computing float earnings
•	Discount rate	•	Compensating interest expense

We also generate internal valuations for management purposes that use the same inputs but reference our historical experience rather than assumptions based on the experience of other industry participants.

The following table provides the range of prepayment speed and delinquency assumptions (expressed as a percentage of UPB) by strata projected for the five-year period beginning December 31, 2011:

	Prepayment Speed	Delinquency
Subprime	13.49%–21.63%	15.80% – 25.68%
ALT A	13.35% – 22.01%	13.27% – 21.25%
High-loan-to-value	24.93% – 62.50%	8.87% – 11.21%

The primary assumptions we use to estimate the fair value of MSRs by strata as of December 31, 2011 include the cost of financing advances (1-month LIBOR plus 4%), float earnings (1-month LIBOR), a 20% discount rate and the cost of servicing (representing industry averages, which vary by strata and ranged from $110 (in dollars) per year for a performing ALT A loan to $1,500 (in dollars) per year for a loan in foreclosure).

Changes in these assumptions are generally expected to affect our results of operations as follows:

•	Increases in prepayment speeds generally reduce the value of our MSRs as the underlying loans prepay faster which causes accelerated MSR amortization, higher compensating interest payments and lower overall servicing fees, partially offset by a lower overall cost of servicing, increased float earnings on higher float balances and lower interest expense on decreased servicing advance balances.
•	Increases in delinquencies generally reduce the value of our MSRs as the cost of servicing increases during the delinquency period, and the amounts of servicing advances and related interest expense also increase.
•	Increases in the discount rate reduce the value of our MSRs due to the lower overall net present value of the net cash flows.
•	Increases in interest rate assumptions will increase interest expense for financing servicing advances although this effect is partially offset because rate increases will also increase the amount of float earnings we recognize.

We perform an impairment analysis of our MSRs by strata based on the difference between the carrying amount and estimated fair value. To the extent the estimated fair value is less than the carrying amount for any strata we recognize an impairment valuation allowance.

Deferred Tax Assets

The use of estimates and the application of judgment are involved in the determination of our overall tax provision and the evaluation of the realizability of our gross deferred tax assets. As of December 31, 2011, we had gross deferred tax assets of $115,158 and gross deferred tax liabilities of $7,190 resulting in a net deferred tax asset of $107,968. We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. Among the factors considered in this evaluation are estimates of future taxable income, future reversals of temporary differences, tax character (ordinary versus capital) and the impact of tax planning strategies that may be implemented if warranted. We assess the amount of the valuation allowance each quarter. As a result of this evaluation, we concluded that no valuation allowance was necessary at December 31, 2011.

Goodwill

We test goodwill for impairment annually or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net carrying value. Effective with our adoption of ASU 2011-08 (ASC 350, Intangibles – Goodwill and Other): Testing Goodwill for Impairment in the fourth quarter of 2011, we have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. Factors that we consider in the qualitative assessment include general economic conditions, conditions of the industry and market in which we operate, regulatory developments, cost factors and our overall financial performance. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying value, a two-step quantitative test is required. Under the two-step impairment test, we evaluate the recoverability of goodwill by comparing the estimated fair value of each reporting unit with its estimated net carrying value (including goodwill). We derive the fair value of reporting units based on valuation techniques that we believe market participants would use (discounted cash flow valuation methodology).

Our qualitative and quantitative goodwill impairment testing involves the use of estimates and the exercise of judgment on the part of management. From time to time, we may obtain assistance from third parties in our quantitative evaluation. The discounted cash flow valuation methodology uses projections of future cash flows and includes assumptions concerning future operating performance, discount rates and economic conditions that may differ from actual future results achieved. In projecting our cash flows, we use projected growth rates or, where applicable, the projected prepayment rate. For the discount rate, we use a rate which reflects our weighted average cost of capital determined based on our industry and size risk premiums based on our market capitalization.

At December 31, 2011, the $78,432 balance of goodwill is comprised of $12,810 related to the HomEq Acquisition on September 1, 2010 and $65,622 related to the Litton Acquisition on September 1, 2011, both of which are included in the Servicing segment. We perform our annual impairment test of goodwill as of August 31st of each year. Based on our 2011 annual assessment, we determined that goodwill was not impaired. Beginning in 2012, our annual impairment test will include the goodwill related to the Litton Acquisition.

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

SEGMENT RESULTS and FINANCIAL CONDITION

For the Servicing segment and for Corporate Items and Other, the following section discusses the changes in financial condition during the year ended December 31, 2011 and the pre-tax results of operations for the annual periods ended December 31, 2011, 2010 and 2009. Our former Loans and Residuals segment and Asset Management Vehicles segment are included in Corporate Items and Other effective January 1, 2011. Due to the Separation, neither the assets and liabilities, nor the operations of the Mortgage Services, Financial Services and Technology Products segments are included in our financial results subsequent to August 10, 2009. We have restated segment results for the 2010 and 2009 periods to conform to the current segment structure.

Servicing

The following table presents selected results of operations of our Servicing segment for the years ended December 31:

	2011	2010	2009
Revenue
Servicing and subservicing fees:
Residential	$453,627	$319,290	$231,715
Commercial	6,390	3,736	2,044
	460,017	323,026	233,759
Process management fees	34,233	33,685	38,965
Other	621	3,087	1
Total revenue	494,871	359,798	272,725

Operating expenses
Compensation and benefits	79,076	67,447	32,256
Amortization of servicing rights	42,996	31,455	32,228
Servicing and origination	8,155	6,396	8,071
Technology and communications	28,188	19,896	14,215
Professional services	15,203	13,874	8,095
Occupancy and equipment	20,609	29,234	10,848
Other operating expenses	37,011	31,806	23,539
Total operating expenses	231,238	200,108	129,252

Income from operations	263,633	159,690	143,473

Other income (expense)
Interest income	110	207	266
Interest expense	(132,574)	(80,514)	(59,458)
Gain (loss) on debt redemption	3,651	(571)	1,600
Other, net	1,060	(617)	1,800
Total other expense, net	(127,753)	(81,495)	(55,792)

Income from continuing operations before income taxes	$135,880	$78,195	$87,681

The following table provides selected operating statistics at or for the years ended December 31:

				Change from
	2011	2010	2009	2010 to 2011	2009 to 2010
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$71,900,689	$52,071,145	$35,090,126	38%	48%
Non-performing loans	24,097,130	15,903,038	11,638,689	52	37
Non-performing real estate	6,201,403	5,912,208	3,251,262	5	82
Total residential assets serviced (2)	$102,199,222	$73,886,391	$49,980,077	38	48

Average residential assets serviced	$81,260,594	$59,637,040	$41,093,085	36	45

Prepayment speed (average CPR)	14.4%	12.7%	19.4%	13	(35)

Percent of total UPB:
Servicing portfolio	77.0%	69.4%	54.8%	11%	27%
Subservicing portfolio	23.0	30.6	45.2	(25)	(32)
Non-performing residential assets serviced, excluding Freddie Mac (3)	27.9%	27.3%	25.6%	2	7

Number of:
Performing loans (1)	516,923	367,213	272,656	41%	35%
Non-performing loans	123,584	82,204	62,717	50	31
Non-performing real estate	31,116	29,748	16,222	5	83
Total number of residential assets serviced (2)	671,623	479,165	351,595	40	36

Average number of residential assets serviced	531,402	401,111	305,871	32	31
Percent of total number:
Servicing portfolio	77.5%	68.9%	55.4%	12%	24%
Subservicing portfolio	22.5	31.1	44.6	(28)	(30)
Non-performing residential assets serviced, excluding Freddie Mac (3)	21.2%	20.9%	18.8%	1	11

Residential Servicing and Subservicing Fees
Loan servicing and subservicing	$339,991	$225,446	$175,257	51%	29%
HAMP fees	42,025	32,363	5,581	30	480
Late charges	38,555	32,754	28,290	18	16
Loan collection fees	11,223	8,958	7,499	25	19
Custodial accounts (float earnings)	2,105	2,843	4,802	(26)	(41)
Other	19,728	16,926	10,286	17	65
	$453,627	$319,290	$231,715	42	38

Financing Costs
Average balance of advances and match funded advances	$2,515,507	$1,484,417	$1,042,044	69%	42%
Average borrowings	1,833,641	1,074,215	728,217	71	48
Interest expense on borrowings (4)	125,826	75,964	51,247	66	48
Facility costs included in interest expense (4)	22,674	20,476	25,530	11	(20)
Discount amortization included in interest expense (4)	9,354	5,217	3,437	79	52
Effective average interest rate	6.86%	7.07%	7.04%	(3)	—
Average 1-month LIBOR	0.23%	0.27%	0.33%	(15)	(18)

Average Employment
India and other	2,521	1,650	1,134	53%	46%
United States (5)	552	228	287	142	(21)
Total	3,073	1,878	1,421	64	32

Collections on loans serviced for others	$6,618,201	$5,379,326	$6,593,399	23%	(18)%

(1)	Performing loans include those loans that are current and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)	Subprime loans represent the largest category, or strata, of the residential loans that we service. At December 31, 2011, we serviced 548,504 subprime loans with a UPB of $84,726,233. This compares to 360,317 subprime loans with a UPB of $56,530,714 at December 31, 2010 and 243,593 subprime loans with a UPB of $35,682,666 at December 31, 2009.
(3)	Excluding the Litton portfolio that we acquired on September 1, 2011, the UPB and the number of non-performing residential assets serviced as a percentage of the total portfolio were 23.4% and 17.4%, respectively at December 31, 2011. Excluding the HomEq and Saxon portfolios acquired in 2010, the UPB and number of non-performing residential assets serviced as a percentage of the total portfolio were 25.5% and 18.7%, respectively, at December 31, 2010.
(4)	By June 30, 2011, we had repaid the $197,500 balance outstanding under the $350,000 senior secured term loan. The repayments included $180,000 of prepayments in addition to the mandatory quarterly repayments of $17,500. These prepayments resulted in a write-off to interest expense of $4,972 of debt discount and $7,603 of deferred debt issuance costs. Excluding these additional costs, the effective annual interest rate would have been 6.18% for 2011. This rate declined from 2010, principally because of a decline in facility costs charged on certain facilities and an increase in average borrowings relative to facility costs which resulted in a significant decline in the proportion of interest expense represented by the amortization of facility costs.
(5)	Includes an average of 286 employees of Litton. The 2010 average does not include 1,185 employees transferred to Ocwen as a result of the HomEq Acquisition, who were terminated prior to year end. Newly-hired Ocwen employees in India, Uruguay and the United States are now principally responsible for the servicing-related duties for the loans acquired from Litton and HomEq.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB			Count
	2011	2010	2009	2011	2010	2009
Portfolio at beginning of year	$73,886,391	$49,980,077	$40,171,532	479,165	351,595	322,515
Additions	41,289,514	32,245,470	18,821,679	259,788	186,300	101,622
Runoff	(12,976,683)	(8,339,156)	(9,013,134)	(67,330)	(58,730)	(72,542)
Portfolio at end of year	$102,199,222	$73,886,391	$49,980,077	671,623	479,165	351,595

2011 versus 2010. Residential servicing and subservicing fees for 2011 were 42% higher than 2010 because of a 36% increase in the average UPB of residential assets serviced principally as a result of the Litton and HomEq acquisitions and because of a 9% increase in modifications. Servicing fees for 2011 include $62,750 earned on the Litton portfolio for the period from the acquisition date on September 1, 2011 through December 31, 2011.

At December 31, 2011, the percentage of UPB representing servicing rather than subservicing was 77.0%, an 11% increase as compared to 69.4% on December 31, 2010. This increase was a result of the $38.6 billion of UPB that we acquired in the Litton Acquisition. Revenue increased relative to average UPB for 2011 to 0.56% as compared to 0.54% for 2010 due primarily due to a higher mix of servicing versus subservicing as a result of the Saxon MSR, HomEq and Litton acquisitions. The effect on revenues of the Litton Acquisition was tempered by the fact that initial revenues from newly acquired servicing are principally the contractual servicing fee and late fees. Other ancillary revenues, which are driven by the resolution of non-performing loans, ramp up gradually in the first year after the acquisition.

When we return a loan to performing status, we generally recognize revenue in the form of deferred servicing fees and late fees. For loans modified under HAMP, however, we earn HAMP fees in place of late fees. Excluding HAMP fees, we recognized loan servicing fees and late charges of $56,055 and $41,071 during 2011 and 2010, respectively, as a result of modifications completed. In addition, we earned total HAMP fees of $42,025 and $32,363 in 2011 and 2010, respectively. These amounts included HAMP success fees of $27,056 and $13,370 in 2011 and 2010, respectively on loans that were still performing at the one-year anniversary of their modification. We completed 76,205 modifications during 2011, up 9% from the 69,917 modifications completed during 2010. In 2011, 16% of completed modifications were HAMP as compared to 27% in 2010. In late January 2012, the federal government announced that it was extending the HAMP program through December 2013. In addition, the new “HAMP 2.0” increases incentives for principal reduction modifications, extends the program to renter-occupied investment properties, and makes the program more flexible for borrowers with certain large non-mortgage debts such as medical obligations.

As of December 31, 2011, we estimate that the balance of uncollected and unrecognized servicing fees related to delinquent borrower payments was $220,044 compared to $123,582 as of December 31, 2010. The increase is primarily due to the $38.6 billion of servicing UPB acquired in the Litton Acquisition.

Process management fee revenues are primarily comprised of referral commissions for sales of foreclosed residential real estate through our network of brokers. Process management fees also include fees earned from Altisource in connection with the preparation of foreclosure and similar documents on loans that have defaulted. In future periods, we expect a substantial decline in document preparation fees as we align with new Freddie Mac and Fannie Mae guidelines that restrict certain fees.

Operating expenses increased by $31,130. Amortization of MSRs increased by $11,541 in 2011 due to $6,778 of amortization attributed to Litton and an increase of $10,211 related to HomEq offset in part by a decline in amortization on pre-existing MSRs. Expenses incurred in connection with the Litton Acquisition, excluding amortization of MSRs, were $51,240 and include severance, WARN Act compensation and other benefits of $34,027, professional fees of $5,294, technology and communication costs of $4,967 and occupancy and equipment costs of $4,950. This increase in operating expenses attributed to the Litton Acquisition in 2011 were offset by similar expenses incurred in connection with the HomEq Acquisition in 2010 of $52,603, which included severance and WARN Act compensation of $32,954, occupancy and equipment costs of $15,104 and professional fees of $3,977 as described below. Excluding operating expenses related to the Litton and HomEq acquisitions, as well as amortization of MSRs, operating expenses increased by $20,448 from 2010 to 2011, as we increased our staffing in India, Uruguay and the United States to manage the increase in the size of the Servicing portfolio. Excluding Litton personnel, average staffing in India and Uruguay increased by a combined 53% and in the United States by 17%. Total operating expenses for 2011 were 0.28% of average UPB as compared to 0.34% for 2010.

The increase in our overall delinquency rates from 27.3% of total UPB at December 31, 2010 to 27.9% at December 31, 2011 is largely due to much higher delinquencies at boarding for the Litton portfolio. Excluding the Litton portfolio, the UPB of non-performing residential assets serviced as a percentage of the total portfolio was 23.4% at December 31, 2011. Excluding the effects of new acquisitions or of any changes to foreclosure processes that may occur during 2012, we expect overall delinquency rates to decline; however, this outcome is not assured.

Prepayment speed was 1.7 percentage points higher in 2011 primarily due to an increase in regular principal amortization and principal reduction modifications. Real estate sales and other involuntary liquidations accounted for approximately 62% of average CPR for 2011 with regular principal payments, principal reduction modifications and other voluntary payoffs accounting for the remaining 38%. For 2010, involuntary and voluntary reductions accounted for 75% and 25%, respectively, of average CPR.

Interest expense on borrowings for 2011 was 66% higher than in 2010. This increase was principally the result of an increase in average borrowings on advance facilities as a result of the HomEq and Litton acquisitions and the closing of the $575,000 senior secured term loan related to the Litton Acquisition on September 1, 2011. Also contributing to the increase was the repayment of the $350,000 senior secured term loan related to the HomEq acquisition, including $180,000 of accelerated prepayments on this loan in 2011. These prepayments resulted in a write-off to interest expense of $12,575 of related debt discount and deferred debt issuance costs. Interest expense for 2011 also includes $11,457 of net settlements related to interest rate swap agreements that we entered into during the second quarter of 2010 as compared to $4,970 of such settlements in 2010. These increases were partly offset by lower spreads on advance facilities, particularly the Litton advance facility. Average borrowings of the Servicing segment increased by 71% during 2011 as compared to 2010 as average advances and match funded advances increased by 69% during the same period because of advances and MSRs acquired as part of the HomEq and Litton acquisitions.

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

At December 31, 2010, the percentage of UPB representing servicing rather than subservicing was 69.4%, a 27% increase as compared to 54.8% on December 31, 2009. This increase was a result of the $22.4 billion of servicing UPB that we acquired in the HomEq Acquisition and the $6.9 billion of UPB that we acquired in the Saxon MSR Acquisition. However, revenue declined relative to average UPB in 2010 as compared to 2009 due primarily to a higher mix of subservicing in 2010 prior to our acquisition of the HomEq and Saxon servicing portfolios and to lower initial revenue yield on these acquired portfolios. The effect on revenues of the HomEq and Saxon MSR acquisitions was tempered by the fact that initial revenues from newly acquired servicing are principally the contractual servicing fee and late fees. Other ancillary revenues, which are driven by the resolution of non-performing loans, ramp up gradually in the first year after the acquisition.

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

As of December 31, 2010, we estimate that the balance of uncollected and unrecognized servicing fees related to delinquent borrower payments was $123,582 compared to $55,612 as of December 31, 2009. The increase in 2010 is primarily due to the $22.4 billion of servicing UPB acquired in the HomEq Acquisition and the $6.9 billion of servicing UPB that we acquired in the Saxon MSR Acquisition in the second quarter.

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

Operating expenses increased by $70,856 primarily due to $52,603 of expenses incurred in connection with the HomEq Acquisition, including severance and WARN Act compensation of $32,954, occupancy and equipment costs of $15,104 and professional fees of $3,977. Occupancy and equipment costs include lease termination costs of $7,794 and a depreciation charge of $5,840 to write off leasehold improvements in connection with our decision to shutdown the leased HomEq facilities that we acquired in Sacramento, California and Raleigh, North Carolina. We also established a $5,753 reserve in connection with the proposed settlement of the MDL Proceeding including $5,163 in the second quarter and $590 in the fourth quarter. Corporate overhead expenses allocated to Servicing increased by $5,776 primarily due to a decline in the relative size of the non-Servicing segments following the spin-off of the former OS segments to Altisource in August 2009. In addition, the effect of the Separation on our recognition of default document preparation fees as described above increased Operating expenses by $4,499 in 2010. Excluding the expenses incurred in connection with the HomEq Acquisition and the reserve accrual for the MDL proceeding, Operating expenses in the Servicing segment increased by $12,500, or 9.7%, in 2010, which is substantially less than the growth in average UPB. The decline in the normalized expense ratio is attributable to lower amortization expense relative to UPB as long-term CPR expectations decreased and low incremental operating expense as UPB increases.

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

The increase in total advances is the result of advances acquired as part of the HomEq and Saxon MSR acquisitions. Excluding advances related to the HomEq and Saxon portfolios, total advances declined by $151,868 in 2010. We expect advances to continue to decline in 2011 before any new acquisitions or foreclosure process changes.

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

The following table shows selected assets and liabilities of our Servicing segment as of December 31:

	2011	2010
Advances (1)	$99,681	$180,709
Match funded advances(1)	3,629,911	1,924,052
Mortgage servicing rights (Residential) (2)	293,152	193,985
Receivables, net (3)	57,384	60,627
Goodwill (4)	78,432	12,810
Debt service accounts (5)	115,867	86,234
Prepaid lender fees and debt issuance costs, net (6)	27,113	22,467
Other	8,814	15,082
Total assets	$4,310,354	$2,495,966

Match funded liabilities (7)	$2,558,951	$1,482,529
Lines of credit and other secured borrowings (6)	535,759	238,299
Accrued expenses (8)	35,738	20,423
Payable to servicing and subservicing investors (9)	28,824	22,444
Checks held for escheat (8)	19,870	12,723
Servicing liabilities (8)	9,662	3,415
Accrued interest payable	1,915	2,803
Deferred income (10)	660	10,394
Other	7,969	2,221
Total liabilities	$3,199,348	$1,795,251

(1)	Overall, advances increased in 2011 primarily due to the acquisition of $2,468,137 of advances in connection with the Litton Acquisition offset in part by a reduction in advances on the pre-existing portfolio. Excluding the effect of any new acquisitions or significant foreclosure process changes, we expect advances to continue to decline; however, there is no assurance that this will occur.
(2)	We acquired $144,314 of MSRs as part of the Litton Acquisition. These additions were offset in part by amortization of $45,721.
(3)	Receivables include reimbursable expenditures due from investors and amounts to be recovered from the custodial accounts of the trustees.
(4)	We recorded $65,622 of goodwill in connection with the Litton Acquisition. See Note 2 to the Consolidated Financial Statements for additional information regarding assets acquired and liabilities assumed as part of the Litton Acquisition.
(5)	The balances required to be maintained in debt service accounts were higher due to the funding of a new account related to the match funded advance facility entered into in connection with the Litton Acquisition. This increase was partly offset by declining balance requirements related to the other match funded facilities as a result of repayments.
(6)	On September 1, 2011, we entered into a new senior secured term loan facility agreement and borrowed $575,000 that was used to fund a portion of the Litton Acquisition as well as for general corporate purposes. We incurred $13,147 of fees in connection with this senior secured term loan. These fees and $11,500 of original issue discount are being amortized over the five-year term of the loan. In September 2010, we executed a $350,000 senior secured term loan that was used to fund a portion of the HomEq Acquisition. At December 31, 2010, the outstanding principal balance of this loan was $197,500, and the unamortized discount and debt issuance costs were $5,632 and $8,604, respectively. We repaid the outstanding balance of this loan during the first and second quarters of 2011 and wrote off the remaining discount and debt issue costs. See Note 15 to the Consolidated Financial Statements for additional information regarding these loans.
(7)	The balance of match funded liabilities increased because of $2,126,742 of debt incurred in connection with the establishment of a new facility to finance advances that we acquired as part of the Litton Acquisition. The outstanding balance of this new facility was $1,784,043 at December 31, 2011. This increase was partly offset by a $428,271 decline in borrowings under the HomEq advance financing facility because of advance reduction.
(8)	Accrued expenses at December 31, 2011 related to the Litton Acquisition were $16,236 including $5,163 for employee termination benefits. We assumed $25,471 of accrued expenses in connection with the Litton Acquisition, including accruals for employee salaries, benefits and other related compensation costs, legal fees and litigation reserves. We also assumed servicing liabilities with a fair value of $8,972 and an obligation for checks held for escheat of $6,145. The balance at December 31, 2010 includes the $5,753 accrual established in connection with the MDL Proceeding which we settled in 2011. See Note 17 to the Consolidated Financial Statements for additional information on other liabilities.

(9)	The balance represents amounts due to investors in connection with loans we service under servicing and subservicing agreements
(10)	The balance at December 31, 2010 included $9,508 of deferred income associated with the fee reimbursement advance facility that was being amortized to earnings over the five-year life of the related debt as a reduction of interest expense. The unamortized balance was written off upon the repayment of the related debt during September 2011 and included in the gain on extinguishment of debt. See Note 15 to the Consolidated Financial Statements for additional information on the fee reimbursement advance facility.

Mortgage Services, Financial Services and Technology Products

As previously disclosed, Mortgage Services, Financial Services and Technology Products were separated as of August 10, 2009 as part of the Separation of the Ocwen Solutions line of business. As a separate, publicly-traded company, Altisource (NASDAQ:ASPS) files an annual report on Form 10-K with the Securities and Exchange Commission. See Note 27 to the Consolidated Financial Statements for the financial results of these segments for the period January 1, 2009 through August 10, 2009.

Corporate Items and Other

The following table presents selected results of operations of Corporate Items and Other for the years ended December 31:

	2011	2010 (1)	2009
Revenue (2)	$2,348	$2,112	$2,917
Operating expenses (2)(3)	8,971	37,130	22,247
Loss from operations	(6,623)	(35,018)	(19,330)
Other income (expense)
Net interest income (3)	8,570	5,243	6,624
Gain (loss) on trading securities	—	(7,968)	11,187
Loss on loans held for resale, net	(4,529)	(5,865)	(11,132)
Equity in (losses) earnings of unconsolidated entities (2)	(1,410)	606	(4,060)
Gain on debt redemption	—	723	1,415
Other, net	(8,893)	3,238	(560)
Other income (expense), net	(6,262)	(4,023)	3,474

Loss from continuing operations before income taxes	$(12,885)	$(39,041)	$(15,856)

(1)	Effective January 1, 2010, the Corporate Items and Other segment includes four securitization trusts that we include in our consolidated financial statements. Our results of operations for the year ended December 31, 2010 and our assets and liabilities as of that date include the effects of consolidating these trusts. See Note 1 to the Consolidated Financial Statements for additional information.
(2)	Under agreements entered into following the Separation, Ocwen and Altisource provide to each other services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, tax matters, risk management, law, strategic planning and compliance. Fees related to these services are included in revenue and operating expenses. See Note 28 to the Consolidated Financial Statements for additional information regarding our agreements with Altisource. Revenue also includes management fees earned from OSI and ONL and affiliates. See Note 11 to the Consolidated Financial Statements for additional information regarding fees we earn from these entities.
(3)	Portions of interest income and interest expense are allocated to the Servicing segment, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. Operating expenses generated by corporate support services are also allocated to the Servicing segment.

2011 versus 2010. Operating expenses were lower in 2011 primarily due to a $22,630 decline in litigation related expenses. Litigation expenses incurred in 2010 primarily related to an adverse verdict in a vendor dispute. During the first quarter of 2011, we reduced our litigation accruals that we had established in 2010 related to this vendor dispute based on the final judgment which was paid in May 2011. During 2010, we also incurred costs in connection with the settlement of two litigation actions whereby the broker / dealers agreed to repurchase certain of our auction rate securities.

Net interest income consists primarily of interest on loans held by the consolidated securitization trusts and on loans held for resale. Net interest income for 2010 includes $3,319 of interest expense incurred on the $350,000 senior secured term loan from the closing date of the term loan on July 29, 2010 to the closing date of the HomEq Acquisition on September 1, 2010. Effective with the closing of the HomEq Acquisition, the interest expense on the term loan has been recognized in the Servicing segment.

Loss on trading securities for 2010 includes $7,909 of realized and unrealized losses on auction rate securities. During the fourth quarter of 2010, we liquidated our remaining investment in auction rate securities.

Equity in earnings of unconsolidated entities declined largely because of an increase in losses on loans sold or otherwise resolved by ONL. In June 2011, ONL sold 38 residential loans for proceeds of $3,748 and realized a loss of $2,876 of which we recognized approximately 25%. In addition, Correspondent One incurred a loss from its start-up operations. Our 49% share of their loss for 2011 was $530.

Other, net for 2011 includes $5,785 of unrealized losses and $1,375 of settlements on foreign exchange forward contracts we entered into during the third and fourth quarters to hedge against the effects of changes in the value of the Indian Rupee. Other, net, for 2011 and 2010 includes $2,697 and $1,495, respectively, of net expense related to the securitization trusts that is primarily comprised of losses related to the loans. Partly offsetting these losses during 2011, we recognized $1,138 of gains on sales and other income related to our investments in affordable housing projects. As disclosed below, in 2010 we recognized $7,390 of gains and other income related to our investments in affordable housing projects that were partly offset by a $3,000 charge we recorded to write-off a commercial real estate investment.

2010 versus 2009. Management fee revenue continued to decline in 2010. In addition to a decline in assets managed, our agreement with OSI to provide management services was amended in 2010 to limit the annual fees to a maximum of $300. The decline in management fees was partially offset by an increase in revenues generated from fees for providing support services to Altisource.

As noted above, operating expenses were higher in 2010 primarily due to a $19,889 increase in litigation related expenses that is largely attributable to an adverse verdict in a vendor dispute. The increase in litigation expense was partly offset by $3,775 of expenses recorded in 2009 related to the Separation.

Net interest income for 2010 included $4,338 generated by the securitization trusts we began consolidating in 2010. This effect was partially offset by lower interest income on loans held for sale because of a decline in the UPB of the portfolio. In addition, beginning in 2010 we have eliminated in consolidation the interest income on the securities we hold that were issued by the securitization trusts. As disclosed above, interest expense for 2010 includes $3,319 incurred on the $350,000 senior secured term loan.

Loss on trading securities for 2010 includes $7,909 of losses on auction rate securities, $5,903 of which we realized on the liquidation of our remaining investment through sales and the settlement of litigation actions. The 2009 gain on trading securities is primarily comprised of $11,772 of unrealized gains on auction rate securities.

In 2010, we repurchased $13,010 par value of our 10.875% Capital Securities at a discount to par in the open market which generated gains of $723, net of the write-off of unamortized issuance costs. In 2009, we repurchased $25,910 of our 3.25% Convertible Notes and $14,250 of our 10.875% Capital Securities for a net gain of $1,415.

Other, net for 2010 includes $7,390 of income we recognized related to our investment in affordable housing projects. This income is primarily comprised of a $6,036 gain on the sale of three affordable housing projects which had a carrying value of zero and a $1,000 legal settlement related to another affordable housing project that we had sold in 2005. Partially offsetting these gains, we recorded a charge of $3,000 in 2010 to write-off of our investment in a commercial real estate partnership. In addition, Other, net, in 2010 includes $1,495 of net expense related to the securitization trusts that is primarily comprised of losses related to the loans.

The following table presents selected assets and liabilities of Corporate Items and Other at December 31:

	2011	2010
Cash	$144,234	$127,796
Restricted cash – for securitization investors	675	727
Loans held for resale (1)	20,633	25,803
Advances	3,910	4,124
Loans, net – restricted for securitization investors (2)	58,560	67,340
Receivables, net	4,300	5,271
Income taxes receivable (3)	21,518	3,620
Deferred tax assets, net (3)	107,968	138,716
Premises and equipment, net	6,153	5,134
Interest-earning collateral deposits (4)	26,191	25,738
Real estate (5)	3,368	4,682
Investment in unconsolidated entities (6)	23,507	12,072
Other	5,786	4,420
Total assets	$426,803	$425,443

Secured borrowings – owed to securitization investors (2)	$53,323	$62,705
Lines of credit and other secured borrowings (7)	4,610	7,774
Debt securities	82,554	82,554
Derivatives, at fair value (4)	20,276	15,670
Accrued expenses (7)	17,778	33,700
Checks held for escheat	4,817	5,364
Liability for selected tax items	4,524	2,913
Payable to Altisource	2,401	3,715
Accrued interest payable	2,226	2,027
Other	1,989	4,918
Total liabilities	$194,498	$221,340

(1)	Loans held for resale are net of valuation allowances of $14,257 and $14,611 at December 31, 2011 and December 31, 2010, respectively, and include non-performing loans with a net carrying value of $8,553 and $11,247, respectively. The UPB of nonperforming loans held for resale as a percentage of total UPB was 55% at December 31, 2011 compared to 53% at December 31, 2010.
(2)	Loans held by the consolidated securitization trusts are net of an allowance for loan losses of $2,702 and $2,378 at December 31, 2011 and December 31, 2010, respectively, and include nonperforming loans with a UPB of $11,861 and $12,933, respectively. Secured borrowings – owed to securitization investors represent certificates issued by the consolidated securitization trusts. See Note 1, Note 7 and Note 14 to the Consolidated Financial Statements for additional information regarding the securitization trusts, the loans and the related borrowings.
(3)	See Note 23 for additional information regarding income taxes.
(4)	As disclosed in Note 19 to the Consolidated Financial Statements, we entered into interest rate swap agreements during 2010 and 2011 to hedge against our exposure to an increase in variable interest rates. In the third and fourth quarters of 2011, we also entered into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee. At December 31, 2011 and December 31, 2010, we have $19,623 and $18,684, respectively, of cash collateral on deposit with the counterparties to our derivatives, the majority of which relates to the swap agreements.
(5)	Includes $2,722 and $3,783 at December 31, 2011 and December 31, 2010, respectively, of foreclosed properties from our portfolio of loans held for resale that are reported net of fair value allowances of $2,406 and $3,554, respectively.
(6)	Investment in unconsolidated entities includes our equity interests in the asset management entities OSI (27%), ONL (25%) and OREO (25%). Our combined investment in these entities was $9,275 and $11,992 at December 31, 2011 and December 31, 2010, respectively. During 2011, we received a total of $2,415 of distributions from the asset management entities. We have no remaining commitment to invest in OSI, ONL or OREO. On December 22, 2011, we acquired a 2% ownership interest held by another investor in OSI. In addition, we acquired a 50% interest in Correspondent One in March 2011. As of December 31, 2011, we had funded all of the committed $15,000 investment in Correspondent One. By December 31, 2011, investments by unrelated third parties had reduced our interest in Correspondent One to 49%. See Note 11 to the Consolidated Financial Statements for additional information regarding investments in unconsolidated entities.

(7)	The decline in accrued expenses in 2011 is primarily due to our payment in May of a judgment regarding a litigated vendor dispute. Accruals established in connection with litigation declined from $18,413 at December 31, 2010 to $2,360 at December 31, 2011. See Note 30 to the Consolidated Financial Statements for additional information regarding litigation.

EQUITY

Total equity amounted to $1,343,311 at December 31, 2011 as compared to $904,817 at December 31, 2010. This increase of $438,494 is due to the net proceeds of $354,445 from the public offering of 28,750,000 shares of common stock in November 2011 and net income of $78,323. The exercise of stock options and the recognition of compensation related to employee share-based awards also contributed to the increase in equity in 2011.

INCOME TAX EXPENSE

Income tax expense was $44,672, $5,545 and $96,110 for 2011, 2010 and 2009, respectively. In 2009, we incurred income tax expense of $52,047 in connection with the Separation of which $26,398 was deferred tax expense.

Our effective tax rate for 2011 was 36.33% as compared to 14.2% for 2010 and 48.4% for 2009. Excluding the effect of changes in a reserve predominantly related to deductions associated with a servicing advance structure and statute expirations in 2010 and 2009 and the effect of the Separation in 2009, our effective tax rate was 37.5% and 36.4% for 2010 and 2009, respectively. Our Federal U.S. cash tax rate for 2011 and 2010 approximates 35%. For 2009, we paid a cash tax rate of approximately 20% which was less than our effective tax rate due to the utilization of tax benefits including low income housing tax credits. When combined with U.S. state and international cash taxes, the rates are 38.23%, 41.7% and 24.8%, respectively. As of December 31, 2009, we no longer had any low income housing tax credits available to reduce future taxable income. Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes and foreign tax rates, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated variable interest entities (VIEs), state taxes and changes in the liability for selected tax items. See Note 23 to the Consolidated Financial Statements for a reconciliation of taxes at the statutory rate to actual income tax expense.

The effective tax rate for 2011 reflects additional tax expense of $1,611 related to an increase in the liability for selected tax items predominately related to state tax positions.

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

LIQUIDITY AND CAPITAL RESOURCES

As noted in the Overview – Liquidity section, our liquidity as of December 31, 2011, as measured by unencumbered cash plus unused, collateralized advance financing capacity was $551,067, an increase of $294,177, or 115%, from December 31, 2010. At December 31, 2011, our cash position was $144,234 compared to $127,796 at December 31, 2010. We have invested cash that is in excess of our immediate operating needs primarily in money market deposit accounts.

Investment policy and funding strategy. Our primary sources of funds for near-term liquidity are:

•	collections of servicing fees and ancillary revenues;
•	collections of prior servicer advances in excess of new advances;
•	proceeds from match funded liabilities; and
•	proceeds from lines of credit and other secured borrowings.

In addition to these near-term sources, potential additional long-term sources of liquidity include proceeds from the issuance of debt securities and equity capital; although we cannot assure you that they will be available on terms that we find acceptable. On November 9, 2011, we completed the public offering of 28,750,000 shares of common stock at a per share price of $13.00 and received net proceeds of $354,445. In 2011, we used the net proceeds to temporarily reduce our borrowings under advance funding facilities rather than invest the proceeds at current short-term investment rates that our below our effective cost of borrowing. In 2012, we increased our advance borrowings in order to make these proceeds available to fund servicing acquisitions.

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

We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on three measures:

•	requirements for maturing liabilities compared to dollars generated from maturing assets and operating cash flow;
•	the change in advances and match funded advances compared to the change in match funded liabilities and
•	unused borrowing capacity.

At December 31, 2011, $1,565,520 of our total maximum borrowing capacity remained unused. We maintain unused borrowing capacity for three reasons:

•	as a protection should advances increase due to increased delinquencies;
•	as a protection should we be unable to either renew existing facilities or obtain new facilities; and
•	to provide capacity for the acquisition of additional MSRs.

Outlook. As also noted in the Overview – Liquidity Summary in order to reduce fees charged by lenders (which we recognize as interest expense), we maintain unused borrowing capacity at a level that we consider prudent relative to the current levels of advances and to meet our funding needs for reasonably foreseeable changes in advances. We also monitor the duration of our funding sources. With the increase in the term of our funding sources, we have better matched the duration of our advances and corresponding borrowings and further reduced the relative cost of up-front facility fees and expenses. Our $382,729 of three-year term notes under our HomEq facility, $1,784,043 two-year note under our Litton facility and $130,492 of two-year notes under a third facility account for 90% of our outstanding advance financing at December 31, 2011.

Debt financing summary. During 2011, we:

•	Issued $2,126,742 of notes on September 1, 2011 in connection with the financing of advances that we acquired as part of the Litton Acquisition;
•	Increased the maximum borrowing capacity of a variable funding note from $300,000 to $800,000 and extended the amortization to December 2012. Beginning June 15, 2012, maximum borrowing capacity under this note will be reduced to the extent that the lender’s commitment under any other advance facilities of Ocwen or its affiliates exceeds $200,000;
•	Extended the amortization date of a second facility from June 2011 to July 2013, reduced the maximum borrowing capacity from $500,000 to $265,000 and reduced the annual facility fee from 1.3% of the maximum borrowing capacity to 1%;
•	Terminated an underutilized advance financing facility with a maximum borrowing capacity of $100,000 and repaid the outstanding balance on June 30, 2011;
•	Repaid $428,271 of the HomEq advance facility term notes;
•	Repaid the remaining $197,500 balance of the $350,000 senior secured term loan, including $180,000 of voluntary repayments;
•	Entered into a new $575,000 senior secured term loan on September 1, 2011 that was issued with a discount of $11,500 and used the proceeds to fund a portion of the Litton Acquisition. We repaid $28,750 of this loan in 2011; and
•	Repaid the remaining $48,000 balance of the fee reimbursement advance borrowing.

Maximum borrowing capacity for match funded advances increased by $1,715,471 from $2,409,000 at December 31, 2010 to $4,124,471 at December 31, 2011. This increase is primarily a result of the new Litton advance financing facility and the increase in capacity of an existing facility by $500,000. These increases were offset by: the Advance Receivable Backed Note Series 2010-1 note entering its amortization period; the pay down on the term notes issued in connection with the HomEq Acquisition which reduces potential borrowing on those notes; the reduction in maximum borrowing capacity on one facility from $500,000 to $265,000; and the termination of another facility that had a maximum borrowing capacity of $100,000. The remaining $40,000 balance of the Series 2010-1 note was repaid on February 15, 2012.

Our unused advance borrowing capacity increased from $926,471 at December 31, 2010 to $1,565,520 at December 31, 2011. The increases related to the Litton advance funding facility and the upsizing of an existing facility were partly offset by the decline in capacity resulting from the pay down of the Series 2010-1 note, a reduction in maximum borrowing capacity on one facility and the termination of another facility.

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

As discussed in Note 30 to the Consolidated Financial Statements and under the Servicing discussion in the Business – Operating Segments section, recent inquiries into servicer foreclosure processes could result in actions by state or federal governmental bodies, regulators or the courts that could result in a further extension of foreclosure timelines. While the effect of such extensions could be an increase in advances, the effect on liquidity will be lessened if Ocwen maintains its ability to utilize spare capacity on its advance facilities because approximately 78% of the increase in advances could be borrowed. Furthermore, if foreclosure moratoria are issued in a manner that brings into question the timely recovery of advances on foreclosed properties, Ocwen may no longer be obligated to make further advances and may be able to recover existing advances in certain securitizations from pool-level collections which could mitigate any advance increase. The effects of the extension of foreclosure timelines have, thus far, been more than offset by the effects of increases in other forms of resolution, and advances have continued to decline. Absent significant changes in the foreclosure process, we expect advances to continue to decline.

Some of our existing debt covenants limit our ability to incur additional debt in relation to our equity, require that we do not exceed maximum levels of delinquent loans and require that we maintain minimum levels of liquid assets and earnings. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our borrowing facilities. We believe that we are currently in compliance with these covenants and do not expect them to restrict our activities.

By the end of the second quarter of 2011, through voluntary repayments in addition to mandatory quarterly installments of $8,750, we had repaid in full our borrowings under the $350,000 senior secured term loan that we had entered into on July 29, 2010 in connection with the HomEq Acquisition. We made the prepayments in order to absorb excess liquidity and to reduce interest costs. Subsequent to our repayment of the $350,000 senior secured term loan, we entered into an agreement for a new $575,000 senior secured term loan agreement to finance the Litton Acquisition that has similar covenants.

Cash flows for the year ended December 31, 2011. Our operating activities provided $982,145 of cash primarily due to collections of servicing advances (primarily on the HomEq Servicing portfolio) and net income adjusted for amortization and other non-cash items. Excluding $2,468,137 paid to acquire advances in connection with the Litton Acquisition, collections of servicing advances were $842,545. The cash provided by advance collections and earnings were partly offset by the payment of settled litigation and the funding of a new debt service account related to the advance facility established to finance the advances acquired as part of the Litton Acquisition. The funding of the new interest-earning debt service account was offset in part by lower balance requirements for debt service accounts related to the HomEq and other match funded facilities as a result of repayments of the borrowings. Operating cash flows were used principally to repay borrowings under advance financing facilities and the senior secured term loans.

Our investing activities used $2,655,118 of cash during 2011. On September 1, 2011, we paid $2,646,700 to acquire Litton, including advances of $2,468,137 and MSRs of $144,314. We also invested $15,000 in Correspondent One. Distributions received from our asset management entities were $2,415 during 2011.

Our financing activities provided $1,689,411 of cash consisting primarily of $2,126,742 received from the new match funded facility established to finance the advances acquired in the Litton Acquisition. We also received proceeds of $563,500 from the issuance of the $575,000 senior secured term loan. We used the proceeds from these two new facilities to fund the Litton Acquisition. Cash provided by operating activities and net proceeds of $354,445 from the issuance of 28,750,000 common stock allowed us to make net repayments of $1,050,320 against match funded liabilities. In addition, we were able to repay the $197,500 remaining balance of the $350,000 senior secured term loan and payments of $28,750 on the new $575,000 senior secured term loan. We also repaid the remaining balance on our fee reimbursement advance. In connection with the issuance of the new senior secured term loan, we paid $13,147 of debt issuance costs to the lender.

Cash flows for the year ended December 31, 2010.Our operating activities provided $727,544 of cash primarily due to our liquidation of auction rate securities and net collections of servicing advances. Trading activities provided $239,555 of cash from sales, settlements and redemptions of auction rate securities. Excluding $1,588,370 paid to acquire advances in connection with the HomEq and Saxon MSR acquisitions, total advance collections were $447,219. Servicer liabilities declined by $36,180 in 2010.

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

Our financing activities provided $1,013,039 of cash primarily consisting of $1,016,838 of net proceeds from match funded liabilities of our Servicing business including $824,000 received in connection with the notes issued to finance the advances acquired as part of the HomEq Acquisition. We also received proceeds of $343,000 from the issuance of a senior secured term loan. This was partially offset by our repayment of the investment line of $156,968, repayment of $152,500 of principal and $10,689 of debt issue costs on the senior secured term loan and repurchase of our Capital Securities with a face value of $13,010 for $11,659. We also paid the first annual installment of $12,000 on our $60,000 fee reimbursement advance.

Cash flows for the year ended December 31, 2009.Our operating activities generated $206,646 of cash primarily due to lower investment in trading activities, declining delinquencies and lower collections. Trading activities provided $3,700 of cash from redemptions of auction rate securities at par.

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

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of December 31, 2011:

	Less Than One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
3.25% Convertible Notes (1)	$56,435	$—	$—	$—	$56,435
10.875% Capital Securities	—	—	—	26,119	26,119
Lines of credit and other secured borrowings (2)	62,110	115,000	373,750	—	550,860
Contractual interest payments (3)	41,429	67,895	47,945	31,245	188,514
Operating leases	6,237	11,157	6,409	2,265	26,068
	$166,211	$194,052	$428,104	$59,629	$847,996

(1)	The Convertible Notes will mature on August 1, 2024. However, the table above reflects an expected maturity date of March 28, 2012 because we provided notice of redemption to the holders on February 27, 2012 stating our election to redeem all of the outstanding Convertible notes on March 28, 2012. See Note 18 to the Consolidated Financial Statements for additional information regarding the terms of the Convertible Notes.
(2)	Amounts are exclusive of any related discount.
(3)	Represents estimated future interest payments on borrowings, based on applicable interest rates as of December 31, 2011.

We exclude Match funded liabilities from the contractual obligation table above because it represents non-recourse debt that has been collateralized by match funded advances which are not available to satisfy general claims against Ocwen. Except for a guarantee by OLS of payment by one of the special purpose entities (SPEs), holders of the notes issued by the SPEs have no recourse against any assets other than the match funded advances that serve as collateral for the securitized debt. OLS’ liability under the guaranty is limited to 10% of the notes outstanding at the end of the revolving period of the related match funded financing facility. At December 31, 2011, the debt outstanding under that facility was $130,492. Actual interest on match funded liabilities was $93,051 in 2011. Future interest may vary depending on utilization, changes in LIBOR and spreads and the execution of hedging strategies.

We also exclude Secured borrowings – owed to securitization investors from the table above. The creditors of the trusts can look only to the loans and other assets of the trusts themselves for satisfaction of the debt and have no recourse against the assets of Ocwen. See Note 1 to the Consolidated Financial Statements—Securitizations of Residential Mortgage Loans for additional information.

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

Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk as well as our exposure to changes in the value of the India Rupee. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 19 to the Consolidated Financial Statements for additional information regarding derivatives.

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

We generally use match funded securitization facilities to finance our servicing advances. The SPEs to which the advances are transferred in the securitization transaction are included in our consolidated financial statements either because we have the majority equity interest in the SPE or because we are the primary beneficiary where the SPE is a VIE. The holders of the debt of these SPEs can look only to the assets of the SPEs for satisfaction of the debt and have no recourse against OCN. However, OLS has guaranteed the payment of the obligations of the issuer under one of our match funded facilities. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period on July 1, 2013.

VIEs. In addition to certain of our financing SPEs, we have invested in several other VIEs primarily in connection with purchases of whole loans. If we determine that we are the primary beneficiary of a VIE, we report the VIE in our consolidated financial statements.

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

Listed below are recent accounting pronouncements that we have not yet adopted. These pronouncements are not expected to have a material impact on our Consolidated Financial Statements in 2012. For additional information regarding these pronouncements, see Note 1 to the Consolidated Financial Statements.

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

ASU 2011-05 (ASC 220, Comprehensive Income): Presentation of Comprehensive Income, Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates that option. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income and requires that an entity present reclassification adjustments from other comprehensive income to net income by component on the face of both the statement in which net income is presented and the statement in which other comprehensive income is presented. This latter provision was indefinitely deferred by ASU 2011-12 on December 23, 2011. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2011.

In addition to the recently issued accounting pronouncements listed above that we have not yet adopted, listed below are accounting pronouncements we recently adopted that did not have a material affect but resulted in additional disclosures in the notes to our Consolidated Financial Statements.

ASU No. 2010-06 (ASC 820, Fair Value Measurements and Disclosures): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revised the disclosure requirements concerning fair value measurements. Effective for the period ended March 31, 2011, the presentation of purchases, sales, issuances and settlements within Level 3 are required to be presented on a gross rather than net basis. See Note 3 to the Consolidated Financial Statements for our fair value disclosures related to financial instruments.

ASU No. 2010-20 (ASC 310, Receivables): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires disclosure of disaggregated information for both the financing receivables and the related allowance for credit losses. The disclosure requirements specifically do not apply to trade receivables with contractual maturities of one year or less that arose from the sale of goods or services, except for credit card receivables. The disclosure requirements also do not apply to mortgage banking activities, including the long-term servicing of loans, and certain disclosures are not required for receivables measured at the lower of cost or market. The disclosures about activity that occurred during a reporting period, such as the allowance rollforward and modification disclosures became effective for our financial statements for the interim period beginning January 1, 2011. See Note 9 to the Consolidated Financial Statements for our disclosures related to receivables.

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

ASU 2011-08 (ASC 350, Intangibles – Goodwill and Other): Testing Goodwill for Impairment. With this ASU, the FASB has taken action to reduce the cost and complexity of the annual goodwill impairment test by providing reporting entities with the option of performing a “qualitative” assessment of impairment to determine if any further quantitative testing for impairment may be necessary. An entity can choose to apply the qualitative assessment to all, some or none of its reporting units. The ASU is effective for reporting periods beginning after December 15, 2011; however, an entity can early adopt the revised standard even if its annual impairment test date is before September 15, 2011, the date that the ASU was issued. We adopt the revised standard during the fourth quarter of 2011. See Note 1 to the Consolidated Financial Statements for information regarding our accounting policy for goodwill impairment testing.

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

Liquidity Risk

We are exposed to liquidity risk primarily because the cash required to support the Servicing business includes the requirement to make advances pursuant to servicing contracts. In general, we finance our operations through operating cash flow, match funding agreements and secured borrowings. See “Overview - Liquidity Summary” and “Liquidity and Capital Resources” for additional discussion of liquidity.

Interest Rate Risk

As explained in the Overview – Interest Rate Risk Summary section, interest rate risk is a function of (i) the timing and (ii) the dollar amount of assets and liabilities that re-price at each point in time. Based on December 31, 2011 balances, if interest rates increase by 1% on our variable rate advance financing and interest earning cash and float balances, we estimate a net positive impact of approximately $13,621 resulting from an increase of $6,998 in annual interest income and a decrease of $6,623 in annual interest expense. The decrease in interest expense reflects a reduction of approximately $11,920 due to the anticipated effects of our hedging activities. See the tables below and Note 19 to the Consolidated Financial Statements for additional information regarding our use of derivatives.

The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates categorized by expected maturity and the related fair value of these instruments at December 31, 2011 and 2010. We use certain assumptions to estimate the expected maturity and fair value of these instruments. We base expected maturities upon contractual maturity and projected repayments and prepayments of principal based on our historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience. Average interest rates are based on the contractual terms of the instrument and, in the case of variable rate instruments, reflect estimates of applicable forward rates. The average presented is the weighted average.

	Expected Maturity Date at December 31, 2011
	2012	2013	2014	2015	2016	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$86,420	$—	$—	$—	$—	$—	$86,420	$86,420
Average interest rate	0.42%	—	—	—	—	—	0.42%
Loans held for resale (2)	7,464	4,930	2,956	1,457	1,181	2,645	20,633	20,633
Average interest rate	8.13%	8.27%	7.82%	8.07%	7.84%	7.84%	8.06%
Interest–earning collateral and debt service accounts	142,058	—	—	—	—	—	142,058	142,058
Average interest rate	0.10%	—	—	—	—	—	0.10%
Total rate-sensitive assets	$235,942	$4,930	$2,956	$1,457	$1,181	$2,645	$249,111	$249,111
Percent of total	94.71%	1.98%	1.19%	0.59%	0.47%	1.06%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities:
Fixed rate	$190,000	$1,844,043	$—	$—	$—	$—	$2,034,043	$2,044,223
Average interest rate	4.02%	3.41%	—	—	—	—	3.47%
Variable interest rate	11,687	513,221	—	—	—	—	524,908	524,908
Average interest rate	2.30%	3.64%	—	—	—	—	3.61%
Lines of credit and other secured borrowings	59,296	54,994	55,303	55,611	315,165	—	540,369	550,860
Average interest rate	6.66%	7.00%	7.00%	7.00%	7.00%	—	6.96%
Debt securities (3)	56,435	—	—	—	—	26,119	82,554	92,125
Average interest rate	3.25%	—	—	—	—	10.88%	5.66%
Total rate-sensitive liabilities	$317,418	$2,412,258	$55,303	$55,611	$315,165	$26,119	$3,181,874	$3,212,116
Percent of total	9.98%	75.81%	1.74%	1.75%	9.90%	0.82%	100.00%

Rate-Sensitive Derivative Financial Instruments:
Interest rate swaps
Outstanding notional (4)	$303,345	$733,651	$356,689	$—	$—	$—	$1,393,685	$(14,491)
Average fixed rate (4)	1.03%	1.54%	0.84%	—	—	—	1.25%
Interest rate cap
Outstanding notional (5)	$—	$—	$1,600,000	$—	$—	$—	$1,600,000	$3,600
Strike rate (5)	—%	—%	4.25%	—	—	—	4.25%
Forward LIBOR curve (4)(5)	0.49%	0.61%	1.01%	—	—	—

	Expected Maturity Date at December 31, 2010
	2011	2012	2013	2014	2015	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$31,221	$—	$—	$—	$—	$—	$31,221	$31,221
Average interest rate	0.50%	—	—	—	—	—	0.50%
Loans held for resale (2)	11,068	5,786	2,893	1,739	1,131	3,186	25,803	25,803
Average interest rate	8.56%	8.65%	8.08%	7.83%	7.83%	7.83%	8.36%
Interest–earning collateral and debt service deposits	111,972	—	—	—	—	—	111,972	111,972
Average interest rate	0.17%	—	—	—	—	—	0.17%
Total rate-sensitive assets	$154,261	$5,786	$2,893	$1,739	$1,131	$3,186	$168,996	$168,996
Percent of total	91.28%	3.42%	1.71%	1.03%	0.67%	1.89%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities:
Fixed rate	$160,000	$190,000	$60,000	$—	$—	$—	$410,000	$413,947
Average interest rate	3.59%	4.02%	4.14%	—	—	—	3.87%
Variable interest rate	261,529	—	811,000	—	—	—	1,072,529	1,072,529
Average interest rate	2.34%	—	4.06%	—	—	—	3.64%
Lines of credit and other secured borrowings	51,085	44,554	45,886	47,318	57,230	—	246,073	252,722
Average interest rate	8.07%	9.07%	9.10%	9.12%	9.00%	—	8.90%
Debt securities (3)	—	—	—	56,435	—	26,119	82,554	75,325
Average interest rate	—	—	—	3.25%	—	10.88%	5.66%
Total rate-sensitive liabilities	$472,614	$234,554	$916,886	$103,753	$57,230	$26,119	$1,811,156	$1,814,523
Percent of total	26.09%	12.95%	50.62%	5.73%	3.16%	1.45%	100.00%

Rate-Sensitive Derivative Financial Instruments:
Interest rate swaps:
Outstanding notional (4)	$156,932	$118,296	$571,660	$—	$—	$—	$846,888	$(15,670)
Average fixed rate (4)	1.77%	1.55%	1.77%	—	—	—	1.74%
Forward LIBOR curve (4)	0.70%	1.72%	2.79%	—	—	—

(1)	See Note 3 to the Consolidated Financial Statements for additional fair value information for financial instruments.
(2)	Net of market valuation allowances and including non-performing loans.
(3)	The Convertible Notes mature on August 1, 2024. However, the tables above reflect an expected maturity date of March 28, 2012 because we provided notice of redemption to the holders on February 27, 2012 stating our election to redeem all of the outstanding Convertible notes on March 28, 2012. See Note 18 to the Consolidated Financial Statements for additional information regarding the terms of the Convertible Notes.
(4)	Represents interest rate swaps entered into to hedge our exposure to rising interest rates on variable rate match funded liabilities. The average fixed rate presented is the weighted average rate being paid to the counterparties. Ocwen receives interest based on 1-Month LIBOR.
(5)	Represents an interest cap entered into to hedge against our exposure to rising interest rates on one of our match funded facilities. The strike rate is the rate above which 1-month LIBOR must rise in order for use to receive settlement payments.

We exclude Loans – restricted for securitization investors and Secured borrowings – owed to securitization investors from the analysis of rate-sensitive asset and liabilities, above. The interest rate sensitive assets and liabilities of the consolidated trusts do not represent an interest rate risk for Ocwen. Ocwen has no obligation to provide financial support to the trusts. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. Our exposure to loss is limited to the carrying values of our investments in the residual and subordinate securities of the trusts. See Note 1 to the Consolidated Financial Statements—Securitizations of Residential Mortgage Loans for additional information.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in India and Uruguay expose us to foreign currency exchange rate risk, but we do not consider this risk significant. During 2010, we entered into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee on recurring amounts payable to our India subsidiary, OFSPL, for services rendered to U.S. affiliates. We did not designate these contracts as hedges. These contracts expired in April 2011, and we entered into new contracts in August 2011. We did not designate the new contracts as hedges, and the notional balance of these contracts was $46,200 at December 31, 2011. In January 2012, we terminated these contracts prior to their scheduled maturity after determining that the cost of maintaining the contracts exceeded our probable exposure to exchange rate risk and recognized a gain of $3,359.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2011, internal control over financial reporting is effective based on criteria established in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of OCN’s internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There was no information required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K that was not so reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 9, 2012 and as filed with the SEC on or about March 30, 2012 (the 2012 Proxy Statement) under the captions “Election of Directors—Nominees for Director,” “Executive Officers Who Are Not Directors,” “Board of Directors and Corporate Governance—Committees of the Board of Directors—Audit committee”, “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters—Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance—Code of Ethics” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in our 2012 Proxy Statement under the captions “Executive Compensation” and “Board of Directors Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2012 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters—Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our 2012 Proxy Statement under the captions “Board of Directors and Corporate Governance—Independence of Directors” and “Business Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in our 2012 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) and (2) Financial Statements and Schedules. The information required by this section is contained in the Consolidated Financial Statements of Ocwen Financial Corporation and Report of Deloitte & Touche LLP, Independent Registered Certified Public Accounting Firm, beginning on Page F-1.

(3)	Exhibits. (Exhibits marked with a “ * “ denote management contracts or compensatory plans or agreements)
	2.1	Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
	2.2	Separation Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Portfolio Solutions S.A. (2)
	2.3	Purchase Agreement dated as of June 5, 2011, by and between The Goldman Sachs Group, Inc. and Ocwen Financial Corporation † (3)
	2.4	Purchase Agreement dated as of October 19, 2011, by and among Morgan Stanley (solely for purposes of Article 5, Section 7.4, Article 11 and Article 12), SCI Services, Inc., Saxon Capital Holdings, Inc., Morgan Stanley Mortgage Capital Holdings, LLC and Ocwen Financial Corporation † (4)
	3.1	Amended and Restated Articles of Incorporation (5)
	3.2	Articles of Amendment to Articles of Incorporation (6)
	3.3	Articles of Correction (6)
	3.4	Articles of Amendment to Articles of Incorporation (7)
	3.5	Bylaws of Ocwen Financial Corporation (8)
	4.0	Form of Certificate of Common Stock (5)
	4.1	Certificate of Trust of Ocwen Capital Trust I (9)
	4.2	Amended and Restated Declaration of Trust of Ocwen Capital Trust I (9)
	4.3	Form of Capital Security of Ocwen Capital Trust I (included in Exhibit 4.4) (9)
	4.4	Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (9)

4.5	Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (included in Exhibit 4.6) (9)
4.6	Form of Guarantee of OCN relating to the Capital Securities of Ocwen Capital Trust I (9)
4.7	Indenture dated as of July 28, 2004, between OCN and the Bank of New York Trust Company, N.A., as trustee (10)
4.8	Bylaws of Ocwen Financial Corporation (8)
10.1*	Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (11)
10.2*	Ocwen Financial Corporation 1998 Annual Incentive Plan (12)
10.3	Compensation and Indemnification Agreement, dated as of May 6, 1999, between Ocwen Asset Investment Corp. (OAC) and the independent committee of the Board of Directors (13)
10.4	Indemnity agreement, dated August 24, 1999, among OCN and OAC’s directors (14)
10.5*	Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (14)
10.6	First Amendment to Agreement, dated March 30, 2000 between HCT Investments, Inc. and OAIC Partnership I, L.P. (14)
10.7*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (15)
10.8	Collateral Trust Agreement, dated June 28, 2005, between OCN and the Bank of New York Trust Company, N.A. (16)
10.9	Guaranty, dated June 28, 2005, from OCN to the Guaranteed Parties (16)
10.10	Cash Collateral Agreement, dated June 28, 2005, among OCN, Bank of New York Trust Company, N.A. as collateral Trustee and Bank of New York Trust Company, N.A. as Account Bank (16)
10.11*	Ocwen Financial Corporation 2007 Equity Incentive Plan dated May 10, 2007 (17)
10.12	Tax Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
10.13	Transition Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
10.14	First Amendment to the Transition Services Agreement, dated as of August 10, 2011, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (18)
10.15	Employee Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
10.16	Technology Products Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
10.17	Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
10.18	Data Center and Disaster Recovery Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
10.19	Intellectual Property Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
10.20	Senior Secured Term Loan Facility Agreement, dated as of July 29, 2010, by and among Ocwen Financial Corporation, certain subsidiaries of Ocwen Financial Corporation, the lenders that are parties to the agreement from time to time and Barclays Bank PLC (19)
10.21	Pledge and Security Agreement, dated as of July 29, 2010, by and between Ocwen Financial Corporation, Ocwen Loan Servicing, LLC and each of the other subsidiaries of Ocwen Financial Corporation that is a party to the agreement from time to time and Barclays Bank PLC (19)
10.22	Senior Secured Term Loan Facility Agreement dated as of September 1, 2011, by and among Ocwen Financial Corporation, as Borrower, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (20)
10.23	Pledge and Security Agreement dated as of September 1, 2011, between each of the Grantors party thereto and Barclays Bank PLC, as Collateral Agent (20)
11.1	Computation of earnings per share (21)
12.1	Ratio of earnings to fixed charges (filed herewith)
21.0	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

†	The schedules referenced in the Purchase Agreement have been omitted in accordance with Item 601 (b)(2) of Regulation S-K. A copy of any referenced schedules will be furnished supplementally to the SEC upon request.

(1)	Incorporated by reference from a similarly described exhibit included with the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 1999.
(2)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on August 12, 2009.
(3)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on June 6, 2011.
(4)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed with the SEC on October 29, 2011.
(5)	Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-1 (File No. 333-5153) as amended, declared effective by the SEC on September 25, 1996.
(6)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(7)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed with the SEC on January 6, 2011.
(8)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the SEC on August 1, 2011.
(9)	Incorporated by reference from the similarly described exhibit filed in connection with our Registration Statement on Form S-1 (File No. 333-28889), as amended, declared effective by the SEC on August 6, 1997.
(10)	Incorporated by reference from the similarly described exhibit included with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
(11)	Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-8 (File No. 333-44999), effective when filed with the SEC on January 28, 1998.
(12)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2003 Annual Meeting of Shareholders as filed with the SEC on March 28, 2003.
(13)	Incorporated by reference from OAC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
(14)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
(15)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(16)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
(17)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2007 Annual Meeting of Shareholders as filed with the SEC on March 30, 2007.
(18)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the SEC on August 16, 2011.
(19)	Incorporated by reference from the similarly described exhibit included with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.
(20)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on September 8, 2011.
(21)	Incorporated by reference from “Note 25 Basic and Diluted Earnings per Share” on page F-45 of our Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Ronald M. Faris
Ronald M. Faris
President and Chief Executive Officer
(duly authorized representative)
Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William C. Erbey	Date: February 29, 2012
William C. Erbey, Executive Chairman of the Board of Directors

/s/ Ronald M. Faris	Date: February 29, 2012
Ronald M. Faris, President, Chief Executive Officer and Director (principal executive officer)

/s/ Ronald J. Korn	Date: February 29, 2012
Ronald J. Korn, Director

/s/ William H. Lacy	Date: February 29, 2012
William H. Lacy, Director

/s/ Barry N. Wish	Date: February 29, 2012
Barry N. Wish, Director

/s/ David B. Reiner	Date: February 29, 2012
David B. Reiner, Director

/s/ Robert A. Salcetti	Date: February 29, 2012
Robert A. Salcetti, Director

/s/ John P. Van Vlack	Date: February 29, 2012
John P. Van Vlack, Executive Vice President, Chief Financial Officer and Chief Accounting Officer (principal financial officer)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

December 31, 2011

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ocwen Financial Corporation:

We have audited the accompanying consolidated balance sheets of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ocwen Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted new accounting provisions with respect to consolidation of variable interest entities effective January 1, 2010.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ocwen Financial Corporation:

We have audited the internal control over financial reporting of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements (and includes an explanatory paragraph related to the adoption of new accounting provisions effective January 1, 2010 with respect to consolidation of variable interest entities).

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 29, 2012
F-3

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2011	December 31, 2010
Assets
Cash	$144,234	$127,796
Restricted cash – for securitization investors	675	727
Loans held for resale, at lower of cost or fair value	20,633	25,803
Advances	103,591	184,833
Match funded advances	3,629,911	1,924,052
Loans, net – restricted for securitization investors	58,560	67,340
Mortgage servicing rights, net	293,152	193,985
Receivables, net	83,202	69,518
Deferred tax assets, net	107,968	138,716
Goodwill	78,432	12,810
Premises and equipment, net	7,350	5,475
Investments in unconsolidated entities	23,507	12,072
Other assets	185,942	158,282
Total assets	$4,737,157	$2,921,409

Liabilities and Equity
Liabilities
Match funded liabilities	$2,558,951	$1,482,529
Secured borrowings – owed to securitization investors	53,323	62,705
Lines of credit and other secured borrowings	540,369	246,073
Debt securities	82,554	82,554
Other liabilities	158,649	142,731
Total liabilities	3,393,846	2,016,592

Commitments and Contingencies (Note 30)

Equity
Ocwen Financial Corporation stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 129,899,288 and 100,726,947 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,299	1,007
Additional paid-in capital	826,121	467,500
Retained earnings	523,787	445,456
Accumulated other comprehensive loss, net of income taxes	(7,896)	(9,392)
Total Ocwen Financial Corporation (OCN) stockholders’ equity	1,343,311	904,571
Non-controlling interest in subsidiaries	—	246
Total equity	1,343,311	904,817
Total liabilities and equity	$4,737,157	$2,921,409

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Revenue
Servicing and subservicing fees	$458,875	$321,699	$264,467
Process management fees	34,233	33,704	108,082
Other revenues	2,822	4,978	8,179
Total revenue	495,930	360,381	380,728

Operating expenses
Compensation and benefits	99,844	87,644	87,620
Amortization of servicing rights	42,996	31,455	32,228
Servicing and origination	8,254	6,851	38,653
Technology and communications	33,617	25,644	20,066
Professional services	19,961	42,837	26,200
Occupancy and equipment	23,759	32,924	18,985
Other operating expenses	11,153	9,119	11,902
Total operating expenses	239,584	236,474	235,654

Income from operations	256,346	123,907	145,074

Other income (expense)
Interest income	8,876	10,859	8,786
Interest expense	(132,770)	(85,923)	(62,954)
Gain (loss) on trading securities	—	(7,968)	11,187
Loss on loans held for resale, net	(4,529)	(5,865)	(11,132)
Equity in earnings (losses) of unconsolidated entities	(746)	1,371	(2,933)
Other, net	(4,182)	2,773	5,233
Other expense, net	(133,351)	(84,753)	(51,813)

Income from continuing operations before income taxes	122,995	39,154	93,261
Income tax expense	44,672	5,545	96,110
Income (loss) from continuing operations	78,323	33,609	(2,849)
Income from discontinued operations, net of income taxes	—	4,383	3,121
Net income	78,323	37,992	272
Net loss (income) attributable to non-controlling interests	8	(8)	25
Net income attributable to OCN	$78,331	$37,984	$297

Basic earnings per share
Income (loss) from continuing operations	$0.75	$0.34	$(0.04)
Income from discontinued operations	—	0.04	0.04
Net income attributable to OCN	$0.75	$0.38	$—

Diluted earnings per share
Income (loss) from continuing operations	$0.71	$0.32	$(0.04)
Income from discontinued operations	—	0.04	0.04
Net income attributable to OCN	$0.71	$0.36	$—

Weighted average common shares outstanding
Basic	104,507,055	100,273,121	78,252,000
Diluted	111,855,961	107,483,015	78,252,000

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009

Net income	$78,323	$37,992	$272

Other comprehensive income (loss), net of income taxes:

Unrealized foreign currency translation gain (loss) arising during the year (1)	21	(58)	(254)
Reclassification adjustment for foreign currency translation loss included in net income (2)	—	—	(1,751)
Net change in unrealized foreign currency translation gain (loss)	21	(58)	(2,005)

Change in deferred gain (loss) on cash flow hedges arising during the year (3)	589	(9,335)	—
Reclassification adjustment for losses on cash flow hedges included in net income (4)	890	96	—
Net change in deferred loss on cash flow hedges	1,479	(9,239)	—

Other (5)	5	20	—

Total other comprehensive income (loss), net of income taxes	1,505	(9,277)	(2,005)

Comprehensive income (loss)	79,828	28,715	(1,733)

Comprehensive loss attributable to non-controlling interests	(1)	6	154

Comprehensive income (loss) attributable to OCN	$79,827	$28,721	$(1,579)

(1)	Net of tax benefit (expense) of $(7), $26 and $148 for 2011, 2010 and 2009, respectively.

(2)	Net of tax benefit of $1,029 for 2009.

(3)	Net of tax benefit (expense) of $(340) and $5,251 for 2011 and 2010, respectively.

(4)	Net of tax expense of $503 and $54 for 2011 and 2010, respectively.

(5)	Net of tax benefit of $3 and $12 for 2011 and 2010, respectively.

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(Dollars in thousands)

	OCN Shareholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income (Loss),	Non- controlling Interest in
	Shares	Amount	Capital	Earnings	Net of Taxes	Subsidiaries	Total
Balance at December 31, 2008	62,716,530	$627	$201,831	$404,901	$1,876	$406	$609,641
Net income (loss)	—	—	—	297	—	(25)	272
Net assets distributed in connection with the spin-off of Altisource Portfolio Solutions S.A. (formerly Ocwen Solutions)	—	—	(72,146)	—	—	—	(72,146)
Issuance of common stock	37,671,500	377	334,752	—	—	—	335,129
Repurchase of common stock	(1,000,000)	(10)	(10,990)	—	—	—	(11,000)
Repurchase of 3.25% Convertible Notes	—	—	(4)	—	—	—	(4)
Issuance of common stock awards to employees	29,907	—	(138)	—	—	—	(138)
Exercise of common stock options	526,749	6	3,740	—	—	—	3,746
Equity-based compensation	12,147	—	2,497	—	—	—	2,497
Other comprehensive loss, net of income taxes	—	—	—	—	(2,005)	(129)	(2,134)
Balance at December 31, 2009	99,956,833	1,000	459,542	405,198	(129)	252	865,863
Adoption of ASC 810 (FASB Statement No. 167), net of tax	—	—	—	2,274	—	—	2,274
Net income	—	—	—	37,984	—	8	37,992
Issuance of common stock awards to employees	9,865	—	—	—	—	—	—
Exercise of common stock options	752,595	7	3,604	—	—	—	3,611
Equity-based compensation	7,654	—	4,354	—	—	—	4,354
Other comprehensive loss, net of income taxes	—	—	—	—	(9,263)	(14)	(9,277)
Balance at December 31, 2010	100,726,947	1,007	467,500	445,456	(9,392)	246	904,817
Net income (loss)	—	—	—	78,331	—	(8)	78,323
Issuance of common stock	28,750,000	288	354,157	—	—	—	354,445
Exercise of common stock options	410,977	4	1,269	—	—	—	1,273
Equity-based compensation	11,364	—	3,195	—	—	—	3,195
Distribution to non-controlling interest holder	—	—	—	—	—	(247)	(247)
Other comprehensive income, net of income taxes	—	—	—	—	1,496	9	1,505
Balance at December 31, 2011	129,899,288	$1,299	$826,121	$523,787	$(7,896)	$—	$1,343,311

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$78,323	$37,992	$272
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage servicing rights	42,996	31,455	32,228
Amortization of debt discount	8,853	5,389	5,172
Amortization of debt issuance costs – senior secured term loan	9,764	2,086	—
Depreciation and amortization of intangible assets	4,160	7,512	6,366
Write-off of investment in commercial real estate property	—	3,000	—
Reversal of valuation allowance on mortgage servicing assets	(574)	(90)	(670)
Reversal of valuation allowance on discontinued operations	—	—	(1,227)
Gain on disposition of subsidiaries	—	—	(4,749)
Loss (gain) on trading securities	—	7,968	(11,187)
Loss on loans held for resale, net	4,529	5,865	11,132
Equity in (earnings) losses of unconsolidated entities	746	(1,371)	2,933
Unrealized losses (gains) on derivative financial instruments	7,426	133	(588)
Gain on extinguishment of debt	(3,651)	(152)	(3,015)
Decrease (increase) in deferred tax assets, net	29,898	(7,764)	40,758
Net cash provided by trading activities	—	239,555	3,700
Net cash provided by loans held for resale activities	1,468	1,771	4,576
Changes in assets and liabilities:
Decrease in advances and match funded advances	842,545	447,219	227,271
Increase in receivables and other assets, net	(36,452)	(48,468)	(32,846)
Decrease in servicer liabilities	(1,196)	(36,180)	(97,079)
Increase (decrease) in other liabilities	(15,470)	24,637	19,387
Other, net	8,780	6,987	4,212
Net cash provided by operating activities	982,145	727,544	206,646

Cash flows from investing activities
Cash paid to acquire Litton Loan Servicing LP	(2,646,700)	—	—
Cash paid to acquire HomEq Servicing (a business within Barclays Bank PLC)	—	(1,167,122)	—
Proceeds from the sale of subsidiaries, net of cash sold	—	—	1,584
Investment in unconsolidated entities	(15,340)	—	(62)
Distributions of capital from unconsolidated entities	2,415	3,542	6,658
Purchase of mortgage servicing rights	—	(23,425)	(10,241)
Acquisition of advances and other assets in connection with the purchase of mortgage servicing rights	—	(528,882)	—
Additions to premises and equipment	(3,822)	(3,821)	(3,700)
Decrease in restricted cash – for securitization investors	52	1,028	—
Principal payments received on loans – restricted for securitization investors	5,250	5,616	—
Proceeds from sales of real estate	1,678	2,434	2,600
Proceeds from sale of investments in affordable housing projects	929	6,036	—
Other	420	888	—
Net cash used by investing activities	(2,655,118)	(1,703,706)	(3,161)

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from financing activities
Proceeds from (repayment of) match funded liabilities	1,076,422	1,016,838	(491,416)
Repayment of secured borrowings – owed to securitization investors	(9,382)	(9,346)	—
Proceeds from lines of credit and other secured borrowings	563,500	448,316	102,106
Repayments of lines of credit and other secured borrowings	(281,768)	(263,442)	(151,976)
Payment of debt issuance costs – senior secured term loan	(13,147)	(10,689)	—
Repayment of investment line	—	(156,968)	(43,751)
Repurchase of debt securities, net	—	(11,659)	(37,289)
Issuance of common stock	354,445	—	335,129
Repurchase of common stock	—	—	(11,000)
Exercise of common stock options	1,483	3,146	3,358
Distribution of cash in connection with the spin-off of Altisource Portfolio Solutions	—	—	(20,028)
Other	(2,142)	(3,157)	1,276
Net cash provided (used) by financing activities	1,689,411	1,013,039	(313,591)

Net increase (decrease) in cash	16,438	36,877	(110,106)
Cash at beginning of year	127,796	90,919	201,025
Cash at end of year	$144,234	$127,796	$90,919

Supplemental cash flow information
Interest paid	$128,947	$88,354	$56,692
Income tax payments, net	29,461	6,756	52,910

Supplemental non-cash investing and financing activities
Net assets distributed in connection with the spin-off of Altisource Portfolio Solutions, excluding cash	$—	$—	$52,118
Real estate acquired through foreclosure	3,539	7,569	11,473
Common stock received from employees in connection with the exercise of stock options as settlement of the exercise price and income tax withholding on compensation	3,657	—	—

Supplemental business acquisition information
Fair value of assets acquired
Cash	$(23,791)	$—	$—
Advances	(2,468,137)	(1,063,180)	—
Mortgage servicing rights	(144,314)	(84,324)	—
Premises and equipment	(3,386)	(6,728)	—
Goodwill	(65,622)	(12,810)	—
Receivables	—	(7,957)	—
Other assets	(5,829)	—	—
	(2,711,079)	(1,174,999)	—
Fair value of liabilities assumed
Servicing liabilities	8,972	709	—
Checks held for escheat	6,145	4,616	—
Accrued expenses and other	25,471	4,001	—
Total consideration	(2,670,491)	(1,165,673)
Amount due from seller for purchase price adjustments	—	(1,449)	—
Cash paid	(2,670,491)	(1,167,122)	—
Less cash acquired	23,791	—	—
Net cash paid	$(2,646,700)	$(1,167,122)	$—

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

(Dollars in thousands, except per share data and unless otherwise indicated)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Ocwen Financial Corporation (Ocwen or OCN), through its subsidiaries, is a leading provider of residential and commercial mortgage loan servicing, special servicing and asset management services. Ocwen is headquartered in Atlanta, Georgia with offices in West Palm Beach and Orlando, Florida, Houston, Texas, McDonough, Georgia, and Washington, DC and support operations in India and Uruguay. Ocwen is a Florida corporation organized in February 1988. Ocwen Loan Servicing, LLC (OLS), a wholly-owned subsidiary of Ocwen, is licensed to service mortgage loans in all 50 states, the District of Columbia and two U.S. territories.

At December 31, 2011, Ocwen owned all of the outstanding stock of its primary operating subsidiaries: OLS and Ocwen Financial Solutions. Ocwen also holds a 49% equity interest in Correspondent One S.A. (Correspondent One), an entity formed with Altisource Portfolio Solutions S.A. (Altisource) in March 2011, a 27% interest in Ocwen Structured Investments, LLC (OSI) and an approximate 25% interest in Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO).

On September 1, 2011, Ocwen completed its acquisition (the Litton Acquisition) of (i) all the outstanding partnership interests of Litton Loan Servicing LP (Litton), a subsidiary of The Goldman Sachs Group, Inc. (Goldman Sachs) and a provider of servicing and subservicing of primarily non-prime residential mortgage loans and (ii) certain interest-only servicing securities (the Litton IO Strips) previously owned by Goldman Sachs & Co., also a subsidiary of Goldman Sachs (collectively referred to as Litton Loan Servicing Business). See Note 2 for additional information regarding the Litton Acquisition.

On September 1, 2010, Ocwen, through OLS, completed its acquisition (the HomEq Acquisition) of the U.S. non-prime mortgage servicing business known as “HomEq Servicing” including, but not limited to, the mortgage servicing rights and associated servicer advances of the business as well as the servicing platforms based in Sacramento, California and Raleigh, North Carolina. See Note 2 for additional information regarding the HomEq Acquisition.

On August 10, 2009, Ocwen completed the distribution of its Ocwen Solutions line of business, except for BMS Holdings and GSS, via the spin-off of a separate publicly-traded company, Altisource. Altisource common stock is listed on the NASDAQ market under the ticker symbol “ASPS.” All of the shares of Altisource common stock were distributed to OCN’s shareholders of record as of August 4, 2009 (the Separation). The assets and liabilities of Altisource were eliminated from Ocwen’s Consolidated Balance Sheet effective at the close of business on August 9, 2009. Beginning August 10, 2009, the operating results of Altisource are no longer included in Ocwen’s operating results. The historical operating results of Altisource are not reported by Ocwen as a discontinued operation because of the significance of the continuing involvement between Altisource and Ocwen under the long-term services agreements described in Note 28. Accordingly, for periods prior to August 10, 2009, the historical operating results of Altisource are presented in continuing operations.

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

For the years ended December 31, 2011 and 2010, the four consolidated trusts generated income from continuing operations before income taxes of $419 and $1,388, respectively. The consolidation of the four trusts on January 1, 2010 did not affect Cash and, therefore, the transition adjustments are not reported in the Consolidated Statement of Cash Flows. See Note 7 and Note 14 for additional information regarding Loans – restricted for securitization investors and Secured borrowings – owed to securitization investors.

Our Consolidated Statement of Operations for 2009 has not been retroactively adjusted to reflect the effect of our adoption of ASU 2009-16 and ASU 2009-17. Therefore, 2010 and 2011 results are not comparable to 2009 particularly with regard to the following financial statement line items:

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

	2011 (1)	2010 (1)	2009
Total cash received on beneficial interests held	$—	$—	$2,600
Total servicing and subservicing fee revenues	3,095	3,633	4,509

	As of December 31,
	2011 (1)	2010 (1)
Total servicing advances	$12,627	$16,886
Total mortgage servicing rights at amortized cost	1,157	1,330

(1)	Excludes the four consolidated trusts.

With regard to both the consolidated and the unconsolidated securitization trusts, we have no obligation to provide financial support to the trusts and have provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. Our exposure to loss as a result of our continuing involvement is limited to the carrying values of our investments in the residual and subordinate securities of the trusts, our mortgage servicing rights (MSRs) that are related to the trusts and our advances to the trusts. We consider the probability of loss arising from our advances to be remote because of their position ahead of most of the other liabilities of the trusts. At December 31, 2011 and 2010, our investment in the securities of the trusts was $2,513 and $2,691, respectively, all of which is eliminated in consolidation. See Note 5 and Note 8 for additional information regarding Advances and Mortgage servicing rights.

Financings of Advances on Loans Serviced for Others. Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. These SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of four advance facility agreements. We classify the transferred advances on our Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. Collections on the advances pledged to the SPEs are used to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against Ocwen. However, OLS has guaranteed the payment of the obligations under the securitization documents of one of the entities, Ocwen Servicer Advance Funding (Wachovia), LLC (OSAFW). The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period on July 1, 2013. As of December 31, 2011, OSAFW had $130,492 of notes outstanding.

The following table summarizes the assets and liabilities of the SPEs formed in connection with our match funded advance facilities, at December 31:

	2011	2010
Match funded advances	$3,629,911	$1,924,052
Other assets	139,352	103,448
Total assets	$3,769,263	$2,027,500

Match funded liabilities	$2,558,951	$1,482,529
Due to affiliates (1)	1,131,661	262,900
Other liabilities	1,985	2,890
Total liabilities	$3,692,597	$1,748,319

(1)	Amounts are payable to Ocwen and its consolidated affiliates and eliminated in consolidation.

See Note 6 and Note 13 for additional information regarding Match funded advances and Match funded liabilities.

Reclassification

Within the liabilities section of the Consolidated Balance Sheet at December 31, 2010, we reclassified Servicer liabilities balance of $2,492 to Other liabilities.

Within the operating activities section of the Consolidated Statements of Cash Flows for 2010 and 2009, we made the following reclassifications to conform to the 2011 presentation:

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

We account for investments in auction rate, investment grade, residual and subordinate securities as trading securities at fair value. We report changes in fair value in gain (loss) on trading securities in the period of the change. We determine fair value based either on third party dealer quotations, where available, or on internal values determined using market based assumptions.

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

Custodial accounts, which hold funds representing collections of principal and interest we receive from borrowers, are escrowed with an unaffiliated bank and excluded from our balance sheet. Custodial accounts amounted to approximately $555,500 and $320,300 at December 31, 2011 and 2010, respectively.

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

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of the net assets acquired. In 2009 the entire balance of goodwill, which related to our former Ocwen Solutions line of business, was distributed to Altisource as part of the Separation. At December 31, 2011, the $78,432 balance of goodwill is comprised of $12,810 recorded in connection with the HomEq Acquisition on September 1, 2010 and $65,622 recorded in connection with the Litton Acquisition on September 1, 2011, both of which are included in the Servicing segment

We test goodwill for impairment annually or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net carrying value. Effective with our adoption of ASU 2011-08 (ASC 350, Intangibles – Goodwill and Other): Testing Goodwill for Impairment in the fourth quarter of 2011, we have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not (defined as having a likelihood of more than 50 percent) less than the carrying value, a two-step quantitative test is required. Otherwise, no further testing is required. Factors that we consider in the qualitative assessment include general economic conditions, conditions of the industry and market in which we operate, regulatory developments, cost factors and our overall financial performance.

In the first step of the two-step quantitative assessment, we compare the fair value of the reporting unit with its net carrying value, including goodwill. If the net carrying value of the reporting unit exceeds its fair value, we then perform the second step of the impairment test to measure the amount of impairment loss, if any. The second step requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill (implied fair value of goodwill). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess up to the carrying value of goodwill.

In performing the quantitative two-step impairment analysis for goodwill, we use an approach based on the fair value of the assets and liabilities. We perform this analysis using projections of future income discounted at a market rate. The determination of market discount rates is subjective and could vary based on the nature of the underlying business, stage of development and revenue to date. The projections of future cash flows and assumptions concerning future operating performance and economic conditions may differ from actual results.

We perform our annual impairment test of goodwill as of August 31st of each year. Based on our 2011 annual assessment, we determined that goodwill was not impaired. Beginning in 2012, our annual impairment test will include the goodwill related to the Litton Acquisition.

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

Derivative Financial Instruments

We recognize all derivatives on our consolidated balance sheet at fair value. On the date we enter into a derivative contract, we designate and document each derivative contract as one of the following at the time the contract is executed: (a) a hedge of a recognized asset or liability (fair value hedge); (b) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); (c) a hedge of a net investment in a foreign operation; or (d) a derivative instrument not designated as a hedging instrument. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, the documentation must include the risk management objective and strategy. We assess and document quarterly the extent to which a derivative has been and is expected to continue to be effective in offsetting the changes in the fair value or the cash flows of the hedged item. To assess effectiveness, we use statistical methods, such as regression analysis, as well as nonstatistical methods including dollar-offset analysis. For a fair value hedge, we record changes in the fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in the same financial statement category as the hedged item on the face of the statement of operations. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in other comprehensive income. We subsequently reclassify these changes in estimated fair value to net income in the same period, or periods, that the hedged transaction affects earnings and in the same financial statement category as the hedged item. For a derivative instrument not designated as a hedging instrument, we report changes in the fair values in current period Other income (expense), net.

If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, we reclassify related amounts in accumulated other comprehensive income into earnings in the same period or periods during which the cash flows that were hedged affect earnings. In a period where we determine that it is probable that a hedged forecasted transaction will not occur, such as variable-rate interest payments on debt that has been repaid in advance, any related amounts in accumulated other comprehensive income are reclassified into earnings in that period.

Match Funded Liabilities, Lines of Credit, Investment Line and Other Secured Borrowings

Match funded liabilities, lines of credit and other secured borrowings are collateralized by specific assets. Under the terms of these borrowing agreements, we are subject to various qualitative and quantitative covenants. Collectively, these covenants include:

•	Specified net worth requirements

•	Restrictions on future indebtedness

•	Monitoring and reporting of various specified transactions or events, including specific reporting on defined events affecting collateral underlying certain borrowing agreements

We believe that we are currently in compliance with these covenants.

Aggregate long-term borrowings by maturity date are set forth below:

	Expected Maturity Date at December 31, 2011
	2012	2013	2014	2015	2016	There- after	Total Balance	Fair Value
Match funded liabilities:
Fixed rate	$190,000	$1,844,043	$—	$—	$—	$—	$2,034,043	$2,044,223
Variable interest rate	11,687	513,221	—	—	—	—	524,908	524,908
Lines of credit and other secured borrowings	59,296	54,994	55,303	55,611	315,165	—	540,369	550,860
Debt securities (1)	56,435	—	—	—	—	26,119	82,554	92,125
	$317,418	$2,412,258	$55,303	$55,611	$315,165	$26,119	$3,181,874	$3,212,116

(1)	The 3.25% Contingent Convertible Senior Unsecured Notes (Convertible Notes) mature on August 1, 2024. However, the table above reflects an expected maturity date of March 28, 2012 because we provided notice of redemption to the holders on February 27, 2012 stating our election to redeem all of the outstanding Convertible notes on March 28, 2012. See Note 18 and Note 32 for additional information.

The interest rate for 1-Month LIBOR was 0.30% and 0.26%, respectively, at December 31, 2011 and 2010. See Note 13, Note 15 and Note 16 for additional information regarding the terms of our borrowings.

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

Basic and Diluted Earnings per Share

We calculate basic earnings per share based upon the weighted average number of shares of common stock outstanding during the year. We calculate diluted earnings per share based upon the weighted average number of shares of common stock outstanding and all dilutive potential common shares outstanding during the year. The computation of diluted earnings per share includes the estimated impact of the exercise of the outstanding options to purchase common stock using the treasury stock method. The computation of diluted earnings per share also includes the potential shares of converted common stock associated with our Convertible Notes using the if-converted method.

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

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For stock option awards with a service condition, we recognize the cost of the awards as compensation expense ratably over the vesting period. For stock options awarded with a market condition, we recognize the cost as compensation expense ratably over the expected life of the option that is derived from the lattice (binomial) options pricing model. When options with a market condition meet their vesting requirements, any unrecognized compensation at the vesting date is recognized ratably over the vesting period.

Recent Accounting Pronouncements

ASU No. 2010-06 (ASC 820, Fair Value Measurements and Disclosures): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revised the disclosure requirements concerning fair value measurements. Effective for our financial statements for the interim period beginning January 1, 2011, the presentation of purchases, sales, issuances and settlements within Level 3 are required to be presented on a gross rather than net basis. See Note 3 for our fair value disclosures related to financial instruments.

ASU No. 2010-20 (ASC 310, Receivables): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires disclosure of disaggregated information for both the financing receivables and the related allowance for credit losses. The disclosure requirements specifically do not apply to trade receivables with contractual maturities of one year or less that arose from the sale of goods or services, except for credit card receivables. The disclosure requirements also do not apply to mortgage banking activities, including the long-term servicing of loans, and certain disclosures are not required for receivables measured at the lower of cost or market. The disclosures about activity that occurred during a reporting period, such as the allowance rollforward and modification disclosures became effective for our financial statements for the interim period beginning January 1, 2011. See Note 9 for our disclosures related to receivables.

ASU 2010-28 (ASC 350, Intangibles – Goodwill and Other): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. For those reporting units, Step 2 of the goodwill impairment test is required if it is more likely than not that a goodwill impairment exists. This update became effective for our financial statements for the interim period beginning January 1, 2011. Our adoption of this standard did not have a material effect on our financial position or results of operations. Our recognized goodwill relates to our acquisitions of HomEq Servicing in 2010 and Litton in 2011 and is included in the Servicing segment, which does not have a negative or zero carrying value.

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

ASU 2011-03 (ASC 860, Transfers and Servicing): Reconsideration of Effective Control for Repurchase Agreements. ASC 860 prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. Repurchase agreements are accounted for as secured financings if the transferee has not surrendered control over the transferred assets. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The Financial Accounting Standards Board (FASB) concluded that this criterion is not a determining factor of effective control. Consequently, the amendments in this update also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Our adoption of the provisions in this ASU effective for the interim period beginning January 1, 2012 is not expected to have a material impact on our consolidated financial statements.

ASU 2011-04 (ASC 820, Fair Value Measurement): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and prescribe certain additional disclosures about fair value measurements, including: for fair value measurements within Level 3 of the fair value hierarchy, disclosing the valuation process used and the sensitivity of fair value measurement to changes in unobservable inputs; and for items not carried at fair value but for which fair value must be disclosed, categorization by level of the fair value hierarchy. Our adoption of this standard effective for the interim period beginning January 1, 2012 is not expected to have a material impact on our consolidated financial statements.

ASU 2011-05 (ASC 220, Comprehensive Income): Presentation of Comprehensive Income, Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates that option. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income and requires that an entity present reclassification adjustments from other comprehensive income to net income by component on the face of both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU 2011-12, which was issued on December 23, 2011, defers indefinitely the provision regarding the presentation of reclassification adjustments. Our adoption of this standard effective for the interim period beginning January 1, 2012 is not expected to have a material impact on our consolidated financial statements.

ASU 2011-08 (ASC 350, Intangibles – Goodwill and Other): Testing Goodwill for Impairment. With this ASU, the FASB has taken action to reduce the cost and complexity of the annual goodwill impairment test by providing reporting entities with the option of performing a “qualitative” assessment of impairment to determine if any further quantitative testing for impairment may be necessary. An entity can choose to apply the qualitative assessment to all, some or none of its reporting units. The ASU is effective for reporting periods beginning after December 15, 2011; however, an entity can early adopt the revised standard even if its annual impairment test date is before September 15, 2011, the date that the ASU was issued. Our early adoption of this standard during the fourth quarter of 2011 did not have a material impact on our consolidated financial statements.

NOTE 2 ACQUISITIONS

Litton Acquisition

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

The base purchase price for the Litton Acquisition was $247,154, which was paid in cash by Ocwen at closing. In addition, Ocwen repaid at closing Litton’s $2,423,123 outstanding debt on an existing servicing advance financing facility that was provided by an affiliate of Goldman Sachs and entered into a new advance financing facility under which it borrowed $2,126,742 from Goldman Sachs. On September 1, 2011, Ocwen and certain of its subsidiaries also entered into a $575,000 senior secured term loan facility agreement to fund the base purchase price and the amount by which the repayment of Litton’s advance financing facility debt exceeded the proceeds from the new advance financing facility. Borrowings under the senior secured term loan facility are net of an original issue discount of $11,500, which is being amortized over the life of the loan. See Note 13 and Note 15 for additional details of the new advance financing facility and the senior secured term loan.

The actual base purchase price was increased by $214 as a result of post-closing adjustments specified in the Agreement for changes in Litton’s estimated closing date net worth, servicing portfolio UPB and advance balances, among others. We do not anticipate any significant adjustments to the purchase price subsequent to December 31, 2011.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary estimate of the fair values of assets acquired and liabilities assumed as part of the Litton Acquisition:

Cash	$23,791
Advances	2,468,137
MSRs	144,314
Premises and equipment, net	3,386
Other assets	5,829
Servicing liabilities	(8,972)
Checks held for escheat	(6,145)
Accrued expenses	(25,471)
Total identifiable net assets	2,604,869
Goodwill	65,622
Total consideration	2,670,491
Litton debt repaid to Goldman Sachs at closing	(2,423,123)
Base purchase price, as adjusted	$247,368

The allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). We do not anticipate any significant adjustments to the allocation of the purchase price subsequent to December 31, 2011.

Consistent with our fair value policy for MSRs as disclosed in Note 3, we estimated the fair value of the MSRs by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants.

The initial valuation of premises and equipment was based on the in-use valuation premise, where the fair value of an asset is based on the highest and best use of the asset that would provide maximum value to market participants principally through its use with other assets as a group. This valuation presumed the continued operation of the Litton Loan Servicing Business platform as installed or otherwise configured for use. The acquired premises and equipment consisted primarily of computer hardware and software. During the fourth quarter of 2011, we ceased operation of the Litton Loan Servicing Business platform and sold the computer hardware and software to Altisource for a cash purchase price of $418. The proceeds received were significantly less than the appraised value at the time the transaction closed, as this appraisal reflected the value of each asset as part of a working platform which was no longer the case once we ceased operating the Litton Loan Servicing Business in the fourth quarter.  These assets were initially valued at $21,302 on September 1, 2011. As a result of the sale, we reduced the provisional fair value assigned to these assets at the acquisition date to a value that reflects their subsequent sales price and increased the amount allocated to goodwill. In addition, certain of the acquired premises and equipment are no longer in use and have been written down to their salvage value. For those that will be abandoned after year end but before the end of their previously estimated useful life, depreciation has been adjusted to reflect the shortened life. Ocwen is considering subleasing office space acquired as part of the Litton Acquisition.

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

Additionally, the Agreement provides that the severance plans of Litton and Goldman Sachs remain in effect for one year. We recognized severance expense of $10,119 during 2011 as steps taken to reorganize and streamline the operations of Litton obligated Ocwen to pay severance under those plans. Severance expense is included in Compensation and benefits in our Consolidated Statements of Operations.

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

As part of the Litton Acquisition, Goldman Sachs and Ocwen have agreed to indemnification provisions for the benefit of the other party. Additionally, Goldman Sachs has agreed to retain certain contingent liabilities for fines and penalties that could potentially be imposed by certain government authorities relating to Litton’s pre-closing foreclosure and servicing practices. Further, Goldman Sachs and Ocwen have agreed to share certain losses arising out of third-party claims in connection with Litton’s pre-closing performance under its servicing agreements. Goldman Sachs has agreed to be liable for (i) 80% of any such losses until the amount paid by Goldman Sachs is equal to 80% of the Goldman Shared Loss Cap and (ii) thereafter, 20% of any such losses until the amount paid by Goldman Sachs is equal to the Goldman Shared Loss Cap. Ocwen has agreed to be liable for (i) 20% of any such losses until the amount paid by Ocwen is equal to 20% of the Goldman Shared Loss Cap, (ii) thereafter, 80% of any such losses until the amount paid by Ocwen is equal to the Goldman Shared Loss Cap and (iii) thereafter, 100% of any such losses in excess of the Goldman Shared Loss Cap. The “Goldman Shared Loss Cap” is currently approximately $123,684 or 50% of the adjusted base purchase price of the Litton Acquisition, but which may be further adjusted if any additional adjustments to the purchase price are made.

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

The following table presents the revenue and earnings of the Litton Loan Servicing Business that is included in our Consolidated Statement of Operations from the acquisition date of September 1, 2011 through December 31, 2011:

Revenues	$62,750
Net loss (1)	$(20,910)

(1)	Net loss includes non-recurring transaction related expenses of $49,552, including (i) $33,127 of severance and other compensation related to Litton employees, (ii) $6,778 of amortization of the acquired MSRs, (iii) $1,967 of depreciation resulting from the write-down of certain of the acquired furniture and fixtures that are no longer in use and (iv) $384 of fees for professional services related to the acquisition. Net loss does not include an allocation of costs related to the servicing of the Litton loans on Ocwen’s platform. We computed income taxes using a combined statutory rate of 36.12% for federal and state income taxes.

The following table presents supplemental pro forma information as if the acquisition of Litton occurred on January 1, 2010. Pro forma adjustments include:

•	conforming revenues to the revenue recognition policy followed by Ocwen rather than the policies followed by Litton;

•	conforming the accounting for MSRs to the valuation and amortization policy of Ocwen rather than the policies followed by Litton;

•	reversing depreciation recognized by Litton and reporting depreciation based on the estimated fair values and remaining lives of the acquired premises and equipment at the date of acquisition;

•	adjusting interest expense to eliminate the pre-acquisition interest expense of Litton and to recognize interest expense as if the acquisition-related debt of Ocwen had been outstanding at January 1, 2010; and

•	reporting acquisition-related charges, including severance paid to Litton employees and fees for professional services related to the acquisition as if they had been incurred in 2010 rather than 2011.

The pro forma consolidated results are not indicative of what Ocwen’s consolidated net earnings would have been had Ocwen completed the acquisition of Litton on January 1, 2010 because of differences in servicing practices and cost structure between Ocwen and Litton. In addition, the pro forma consolidated results do not purport to project the future results of Ocwen combined nor do they reflect the expected realization of any cost savings associated with the Litton Acquisition.

	2011	2010 (1)
	(Unaudited)	(Unaudited)
Revenues	$642,033	$632,721
Net income (loss)	$52,407	$(169,886)

(1)	In December 2010, Litton deemed goodwill to be wholly impaired and wrote off the balance of $154,065. Litton also recorded a provision for losses on servicing advances of $33,734 in 2010.

Through December 31, 2011, we incurred approximately $1,170 of fees for professional services related to the Litton Acquisition that are included in Operating expenses.

HomEq Acquisition

On September 1, 2010, Ocwen completed the HomEq Acquisition. The sellers were Barclays Bank PLC, a corporation organized under the laws of England and Wales (Barclays), and Barclays Capital Real Estate Inc., a corporation organized under the laws of the State of Delaware (BCRE). The HomEq Acquisition was completed in accordance with the provisions of the Asset Purchase Agreement dated May 28, 2010 among Barclays, BCRE, OLS and Ocwen. This transaction did not result in the transfer of ownership of any legal entities.

Ocwen acquired HomEq Servicing in order to grow its Servicing segment. With the close of the HomEq Acquisition, Ocwen boarded 134,000 residential mortgage loans with an aggregate unpaid principal balance of $22,400,000 onto its servicing platform.

OLS paid an initial aggregate purchase price of $1,196,747 in cash upon completion of the HomEq Acquisition. Of this amount, $852,617 was funded by notes issued by a new $1,011,000 structured servicing advance financing facility, $150,000 was paid from funds held in escrow in accordance with the terms of the new $350,000 senior secured term loan facility and $194,130 consisted of cash and funds borrowed pursuant to the senior secured term loan facility. See Note 13 and Note 15 for additional details regarding the terms of the notes supporting these facilities. The initial purchase price was reduced by $29,625 pursuant to an initial true-up of advances as reflected in the table below. We recorded a receivable of $1,449 as of December 31, 2010 for amounts due to us for further true-up under adjustment mechanisms and repurchase rights as provided in the Asset Purchase Agreement. We collected this receivable in 2011.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the fair values of assets acquired and liabilities assumed as part of the HomEq Acquisition:

Mortgage servicing rights	$84,324
Advances	1,063,180
Receivables	7,957
Premises and equipment, net	6,728
Checks held for escheat	(4,616)
Accrued bonus	(3,037)
Servicing liabilities	(709)
Other liabilities	(964)
Total identifiable net assets	1,152,863
Goodwill	12,810
Total consideration	$1,165,673

We estimated the fair value of the MSRs and consistent with Ocwen’s methodology as disclosed above and in Note 3. Receivables were valued at their face amount because of the short period between the acquisition date and realization.

The valuation of premises and equipment was based on the in-use valuation premise where the highest and best use of the assets would provide maximum value to market participants principally through its use with other assets as a group. This valuation presumed the continued operation of the HomEq platform as installed or otherwise configured for use. The acquired premises and equipment consisted primarily of leasehold improvements. As disclosed in Note 10, subsequent to the acquisition we vacated the leased premises following termination of the former HomEq employees and recorded a charge of $5,840 to write off the leasehold improvements.

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

The following table presents the revenue and earnings of HomEq Servicing that are included in our Consolidated Statement of Operations from the acquisition date of September 1, 2010 through December 31, 2010:

Revenues	$43,127
Net loss (1)	$(26,953)

(1)	Net loss includes non-recurring transaction-related expenses of $51,136, including (i) $32,954 of severance and other compensation related to HomEq employees who accepted employment with Ocwen, (ii) $7,794 of lease termination costs, (iii) $5,840 of depreciation resulting from the write off of leasehold improvements, (iv) $5,486 of amortization of the acquired MSRs and (v) $2,556 of fees for professional services related to the acquisition. Net loss does not include an allocation of costs related to the servicing of the HomEq loans on Ocwen’s platform. We computed income taxes using a combined statutory rate of 37% for federal and state income taxes.

The following table presents supplemental pro forma information as if the acquisition HomEq Servicing occurred on January 1, 2009. Pro forma adjustments are the same as those described above for the Litton Acquisition. In addition, the pro forma adjustments include reversing revenues recognized by HomEq for business not acquired by Ocwen.

The pro forma consolidated results are not indicative of what Ocwen’s consolidated net earnings would have been had Ocwen completed the acquisition HomEq Servicing on January 1, 2009 because of differences in servicing practices and cost structure between Ocwen and HomEq Servicing. In addition, the pro forma consolidated results do not purport to project the future results of Ocwen combined nor do they reflect the expected realization of any cost savings associated with the HomEq Acquisition.

	2010	2009
	(Unaudited)	(Unaudited)
Revenues	$458,548	$591,505
Net income (loss)	$42,786	$(26,824)

Through December 31, 2010, we incurred approximately $3,977 of fees for professional services related to the HomEq Acquisition which are also included in Operating expenses.

Facility Closure Costs

During 2010, we accrued facility closure costs primarily consisting of severance, Worker Adjustment and Retraining Notification Act (WARN Act) compensation and lease termination costs for closure of the leased HomEq facilities. Following the acquisition, we terminated the former HomEq employees and vacated the leased facilities. Following the Litton Acquisition we also incurred severance and WARN Act compensation during 2011 related to terminated employees. The following table provides a reconciliation of the beginning and ending liability balances for HomEq and Litton employee termination benefits and for HomEq lease termination costs:

	Employee termination benefits (1)	Lease termination costs (2)	Total
Liability balance as at January 1, 2010	$—	$—	$—
Additions charged to operations (3)	32,954	7,794	40,748
Payments	(31,622)	—	(31,622)
Liability balance as at December 31, 2010 (3)	1,332	7,794	9,126
Additions charged to operations (3)	33,127	—	33,127
Amortization of discount	—	99	99
Payments	(29,296)	(2,606)	(31,902)
Liability balance as at December 31, 2011 (3)	$5,163	$5,287	$10,450

(1)	Employee termination benefits include severance expense of $20,727 and $10,119 related to HomEq Servicing and Litton, respectively. The remaining liability of $1,332 for employee termination benefits related to the HomEq Acquisition was settled in 2011. We expect to pay the remaining liability of $5,163 for employee termination benefits related to the Litton Acquisition during the first quarter of 2012.

(2)	The lease agreements that we assumed for the HomEq facilities expire in 2017 and 2018. In December 2010, we exercised our option to terminate the HomEq lease agreements effective in 2013 and provided formal notice to the lessors. At that time, we recorded a charge of $7,794 to establish a reserve for the remaining lease payments discounted through the early termination date, including early termination penalties due in 2013. These charges are reported in Occupancy and equipment expense. See Note 30 for additional information regarding these leases.

(3)	All charges were recorded in the Servicing segment. The liabilities are included in Other liabilities in the Consolidated Balance Sheet.

In addition to the HomEq facility closure costs described above, we recorded a depreciation charge of $5,840 to write off the leasehold improvements related to the closed HomEq facilities.

NOTE 3 FAIR VALUE

The carrying amounts and the estimated fair values of our financial instruments are as follows at December 31:

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for resale	$20,633	$20,633	$25,803	$25,803
Loans, net – restricted for securitization investors	58,560	55,165	67,340	64,795
Advances	3,733,502	3,733,502	2,108,885	2,108,885
Receivables, net	83,202	83,202	69,518	69,518

Financial liabilities:
Match funded liabilities	$2,558,951	$2,569,131	$1,482,529	$1,486,476
Lines of credit and other secured borrowings	540,369	550,860	246,073	252,722
Secured borrowings – owed to securitization investors	53,323	52,652	62,705	62,105
Debt securities	82,554	92,125	82,554	75,325

Derivative financial instruments, net	$(16,676)	$(16,676)	$(15,351)	$(15,351)

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

Where available, we utilize quoted market prices or observable inputs rather than unobservable inputs to determine fair value. We classify assets in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents assets and liabilities measured at fair value categorized by input level within the fair value hierarchy:

	Carrying value	Level 1	Level 2	Level 3
At December 31, 2011:
Measured at fair value on a recurring basis:
Derivative financial instruments, net (1)	$(16,676)	$—	$—	$(16,676)
Measured at fair value on a non-recurring basis:
Loans held for resale (2)	20,633	—	—	20,633
Mortgage servicing rights (3)	214	—	—	214

At December 31, 2010:
Measured at fair value on a recurring basis:
Derivative financial instruments, net (1)	$(15,351)	$—	$—	$(15,351)
Measured at fair value on a non-recurring basis:
Loans held for resale (2)	25,803	—	—	25,803
Mortgage servicing rights (3)	334	—	—	334

(1)	The derivative financial instruments are not exchange-traded and therefore quoted market prices or other observable inputs are not available. Therefore, we classify derivatives within Level 3 of the fair value hierarchy. Fair value is based on certain information provided by third-party pricing sources. See Note 19 for additional information on derivative financial instruments.

(2)	Loans held for resale are measured at fair value on a non-recurring basis. All loans held for resale were measured at fair value because the cost exceeded the estimated fair value. Current market illiquidity has reduced the availability of observable pricing data. Consequently, we classify these loans within Level 3 of the fair value hierarchy. See Note 4 for additional information on loans held for resale.

(3)	The carrying value of MSRs at December 31, 2011 and 2010 is net of a valuation allowance for impairment of $2,290 and $2,864, respectively. The carrying value of the impaired stratum, net of the valuation allowance, was $214 and $334 at December 31, 2011 and 2010, respectively. The estimated fair value exceeded amortized cost for all other strata. See Note 8 for additional information on MSRs.

The following tables present a reconciliation of the changes in fair value of Level 3 assets that we measure at fair value on a recurring basis:

For the year ended December 31, 2011:	Derivative Financial Instruments

Beginning balance	$(15,351)

Purchases, issuances, sales and settlements:
Purchases	3,688
Issuances	—
Sales	—
Settlements	85
3,773
Total realized and unrealized gains and (losses) (1):
Included in Other, net	(5,881)
Included in Other comprehensive income (loss)	783
(5,098)

Transfers in and / or out of Level 3	—
Ending balance	$(16,676)

		Trading Securities
For the year ended December 31, 2010:	Derivative Financial Instruments	Auction Rate Securities	Subordinates and Residuals	Total
Beginning balance (2) (3)	$(45)	$247,464	$59	$247,478
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	(146,810)	—	(146,810)
Settlements	(738)	(92,745)	—	(93,483)
	(738)	(239,555)	—	(240,293)
Total realized and unrealized gains and (losses) (1):
Included in Gain (loss) on trading securities	—	(7,909)	(59)	(7,968)
Included in Other, net	(133)	—	—	(133)
Included in Other comprehensive income (loss)	(14,435)	—	—	(14,435)
	(14,568)	(7,909)	(59)	(22,536)
Transfers in and / or out of Level 3	—	—	—	—
Ending balance	$(15,351)	$—	$—	$(15,351)

		Trading Securities
For the year ended December 31, 2009:	Derivative Financial Instruments	Auction Rate Securities	Subordinates and Residuals	Total
Beginning balance	$193	$239,301	$4,369	$243,863
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	(3,700)	—	(3,700)
Settlements	—	—	—	—
	—	(3,700)	—	(3,700)
Total realized and unrealized gains and (losses):
Included in Gain (loss) on trading securities	—	11,863	(677)	11,186
Included in Other, net	588	—	—	588
Included in Other comprehensive income (loss)	—	—	—	—
	588	11,863	(677)	11,774
Transfers in and / or out of Level 3	—	—	—	—
Ending balance	$781	$247,464	$3,692	$251,937

(1)	Total losses attributable to derivative financial instruments still held at December 31, 2011 and 2010 were $5,114 and $13,775, respectively.

(2)	The fair values of derivative financial instruments as of January 1, 2010 were adjusted to include $(826) related to an interest rate swap that is held by one of the newly consolidated securitization trusts.

(3)	Effective January 1, 2010, we eliminated our investment in subordinate and residual securities that were issued by consolidated securitization trusts as more fully described in Note 1—Securitizations of Residential Mortgage Loans.

The methodologies that we use and key assumptions that we make to estimate the fair value of instruments are described in more detail by instrument below:

Derivative Financial Instruments

Exchange-traded derivative financial instruments are valued based on quoted market prices. If quoted market prices or other observable inputs are not available, fair value is based on certain information provided by third-party pricing sources. We review this information to ensure that it provides a reasonable basis for estimating fair value. Our review is designed to identify information that appears stale, information that has changed significantly from the prior period, and other indicators that the information may not be accurate.

Loans Held for Resale

Loans held for resale are reported at the lower of cost or fair value. We account for the excess of cost over fair value as a valuation allowance with changes in the valuation allowance included in Loss on loans held for resale, net, in the period in which the change occurs. All loans held for resale were measured at fair value because their cost of $34,890 exceeded their estimated fair value of $20,633 at December 31, 2011.

When we enter into an agreement to sell a loan to an investor at a set price, the loan is valued at the commitment price. The fair value of loans for which we do not have a firm commitment to sell is based upon a discounted cash flow analysis. We stratify our fair value estimate of uncommitted loans held for resale based upon the delinquency status of the loans. We base the fair value of our performing loans on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. Significant assumptions include collateral and loan characteristics, prevailing market conditions and the creditworthiness of the borrower. The fair value of our non-performing loans is determined based upon the underlying collateral of the loan and the estimated period and cost of disposition of the collateral.

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

The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, prepayment penalties, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. We derive prepayment speeds and delinquency assumptions from historical experience adjusted for prevailing market conditions. We develop the discount rate internally, and we consider external market-based assumptions in determining the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing. The more significant assumptions used in the December 31, 2011 valuation include prepayment speeds ranging from 13.96% to 21.71% (depending on loan type) and delinquency rates ranging from 15.61% to 25.49% (depending on loan type). Other assumptions include an interest rate of 1-month LIBOR plus 4% for computing the cost of financing advances, an interest rate of 1-month LIBOR for computing float earnings and a discount rate of 20%.

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

NOTE 4 LOANS HELD FOR RESALE

Loans held for resale primarily represent subprime single family residential loans that we do not intend to hold to maturity. The carrying value of these loans amounted to $20,633 and $25,803 at December 31, 2011 and 2010, respectively. The balances at December 31, 2011 and 2010 are net of valuation allowances of $14,257 and $14,611, respectively. Loans held for resale at December 31, 2011 and 2010 include non-performing loans with a carrying value of $8,553 and $11,247, respectively.

NOTE 5 ADVANCES

Advances, representing payments made on behalf of borrowers or on foreclosed properties, as more fully described in Note 1—Mortgage Servicing Fees and Advances, consisted of the following at December 31:

	2011	2010
Servicing:
Principal and interest	$30,462	$82,060
Taxes and insurance	33,387	49,785
Foreclosures and bankruptcy costs	8,390	27,163
Other	27,442	21,701
	99,681	180,709
Corporate Items and Other	3,910	4,124
	$103,591	$184,833

Servicing advances of $75,489 were pledged as collateral under the term reimbursement advance borrowing as of December 31, 2010. This borrowing was repaid in full in 2011. See Note 15 for additional information.

NOTE 6 MATCH FUNDED ADVANCES

Match funded advances on residential loans we service for others, as more fully described in Note 1— Principles of Consolidation—Financings of Advances on Loans Serviced for Others, are comprised of the following at December 31:

	2011	2010
Principal and interest	$1,679,536	$947,990
Taxes and insurance	1,452,707	684,928
Foreclosures and bankruptcy costs	259,231	140,181
Real estate servicing costs	121,705	116,064
Other	116,732	34,889
	$3,629,911	$1,924,052

NOTE 7 LOANS – RESTRICTED FOR SECURITIZATION INVESTORS

Loans – restricted for securitization investors are held by four securitization trusts that we include in our consolidated financial statements, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. Loans – restricted for securitization investors consisted of the following at December 31:

	2011	2010

Single family residential loans (1)	$61,262	$69,718
Allowance for loans losses	(2,702)	(2,378)
	$58,560	$67,340

(1)	Includes nonperforming loans of $11,861 and $12,933 at December 31, 2011 and 2010, respectively.

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

We maintain an allowance for loan losses for loans and real estate held by the trusts at a level that based upon our evaluation of known and inherent risks in the collateral of the trusts we consider to be adequate to provide for probable losses. We base our ongoing evaluation of the allowance for loan losses upon an analysis of the collateral of the trusts, historical loss experience, economic conditions and trends, collateral values and other relevant factors.

At December 31, 2011 and 2010, the trusts held 1,405 and 1,591 loans, respectively, that are secured by first or second liens on one- to four-family residential properties. At December 31, 2011, these loans have a weighted average coupon rate of 9.05% and a weighted average remaining life of 129 months. This compares to a weighted average coupon rate of 9.07% and a weighted average remaining life of 136 months as of December 31, 2010.

NOTE 8 MORTGAGE SERVICING

Servicing Assets. Servicing assets, or MSRs, are comprised of a single residential class. We no longer own commercial servicing assets following the sale of those assets in 2008. The following table summarizes the activity in the carrying value of residential servicing assets for the years ended December 31, 2009, 2010 and 2011:

Balance at December 31, 2008	$139,500
Purchases	10,241
Servicing transfers and adjustments	(20)
Decrease in impairment valuation allowance	670
Amortization (1)	(32,589)
Balance at December 31, 2009	117,802
Purchases (2)	107,749
Servicing transfers and adjustments	(29)
Decrease in impairment valuation allowance	90
Amortization (1)	(31,627)
Balance at December 31, 2010	193,985
Purchases (3)	144,314
Decrease in impairment valuation allowance	574
Amortization (1)	(45,721)
Balance at December 31, 2011	$293,152

(1)	In the Consolidated Statement of Operations, Amortization of mortgage servicing rights is reported net of the amortization of servicing liabilities and includes the amount of charges we recognized to increase servicing liability obligations.

(2)	Purchases for 2010 include $84,324 of residential MSRs acquired as part of the HomEq Acquisition.

(3)	Purchases for 2011 represent the residential MSRs acquired as a part of the Litton Acquisition.

The estimated amortization expense for MSRs, calculated based on assumptions used at December 31, 2011, is projected as follows over the next five years:

2012	$57,148
2013	46,094
2014	37,178
2015	29,986
2016	24,186

The following table presents the composition of our servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents purchased MSRs while subservicing generally represents all other MSRs.

UPB of Assets Serviced:	Residential	Commercial	Total
Balance at December 31, 2009
Servicing	$27,408,436	$—	$27,408,436
Subservicing	22,571,641	211,603	22,783,244
	$49,980,077	$211,603	$50,191,680
Balance at December 31, 2010
Servicing	$51,252,380	$—	$51,252,380
Subservicing	22,634,011	434,305	23,068,316
	$73,886,391	$434,305	$74,320,696
Balance at December 31, 2011
Servicing	$78,675,160	$—	$78,675,160
Subservicing	23,524,062	290,863	23,814,925
	$102,199,222	$290,863	$102,490,085

(1)	Residential assets serviced consist principally of mortgage loans, primarily subprime, but also include foreclosed real estate. Commercial assets subserviced consist of foreclosed real estate.

At December 31, 2011, the geographic distribution of the UPB and count of residential loans and real estate we serviced was as follows:

	Amount	Count
California	$20,605,264	74,944
Florida	11,338,397	72,393
New York	9,204,876	37,687
Texas	5,341,919	63,003
Illinois	4,547,186	30,658
Other (1)	51,161,580	392,938
	$102,199,222	671,623

(1)	Consisted of loans and properties in 45 other states, the District of Columbia and two U.S. territories. No other single location had aggregate loans and properties over $3,700,655.

Valuation Allowance for Impairment. During 2008, we established a valuation allowance for impairment of $3,624 on the high-loan-to-value stratum of our mortgage servicing rights as the estimated fair value was less than the carrying value. Changes in the valuation allowance for impairment are reflected in Servicing and origination expenses in the Consolidated Statement of Operations. Net of the valuation allowance of $2,290 and $2,864, the carrying value of this stratum was $214 and $334 at December 31, 2011 and 2010, respectively. For all other strata, the fair value exceeded the carrying value.

The estimated fair value of residential MSRs at December 31, 2011, 2010 and 2009 was $340,015, $237,407 and $127,268, respectively.

Servicing Liabilities. Servicing liabilities are included in Other liabilities. See Note 17 for additional information.

NOTE 9 RECEIVABLES

Receivables consisted of the following at the dates indicated:

	Receivables	Allowance for Credit Losses	Net
December 30, 2011
Servicing (1)	$53,852	$(1,648)	$52,204
Income taxes receivable	21,518	—	21,518
Affordable housing (2)	5,568	(5,019)	549
Due from Altisource (3)	2,309	—	2,309
Other receivables (4)	7,884	(1,262)	6,622
	$91,131	$(7,929)	$83,202

December 31, 2010
Servicing (1)	$59,436	$(262)	$59,174
Income taxes receivable	3,620	—	3,620
Affordable housing (2)	6,882	(5,866)	1,016
Due from Altisource (3)	2,445	—	2,445
Other receivables	4,586	(1,323)	3,263
	$76,969	$(7,451)	$69,518

(1)	The balances at December 31, 2011 and 2010 arise from our Servicing business and primarily include reimbursable expenditures due from investors and amounts to be recovered from the custodial accounts of the trustees.

(2)	The balances at December 31, 2011 and 2010 primarily represent annual payments to be received through June 2014 for proceeds from sales of investments in affordable housing properties. None of these receivables is delinquent.

(3)	See Note 28 for additional information regarding our relationship with Altisource and transactions between Ocwen and Altisource.

(4)	The balance includes the interest rate cap we entered into in 2011 which had a fair value of $3,600 at December 31, 2011. See Note 19 for additional information regarding our derivative financial instruments.

Receivable balances are evaluated individually. The change in the allowance for credit losses for 2011 and the balance of the related receivables at those dates were as follows (the disclosure requirements for the allowance for credit losses do not apply to mortgage banking activities, including the long-term servicing of loans, such as the activities of our Servicing segment):

	Affordable Housing	Other	Total
Allowance for credit losses balance at December 31, 2010	$5,866	$1,323	$7,189
Charge offs	—	(8)	(8)
Recoveries	(48)	(140)	(188)
Provision (reversal), net	(799)	87	(712)
Allowance for credit losses balance at December 31, 2011	$5,019	$1,262	$6,281

Receivables balance at December 31, 2011	$5,568	$7,884	$13,452

NOTE 10 PREMISES AND EQUIPMENT

Our premises and equipment are summarized as follows at December 31:

	2011	2010
Computer hardware and software	$15,208	$14,619
Leasehold improvements	6,894	6,626
Furniture and fixtures	8,559	6,528
Office equipment and other	5,932	3,439
	36,593	31,212
Less accumulated depreciation and amortization	(29,243)	(25,737)
	$7,350	$5,475

In 2011, we acquired premises and equipment with a fair value of $3,386 as part of the Litton Acquisition. These assets consisted primarily of computer hardware and software and furniture and fixtures. As disclosed in Note 2, during the fourth quarter of 2011, we sold the computer hardware and software we acquired from Litton to Altisource for cash proceeds equal to the net book value of $418 which approximates the acquisition fair value, as adjusted. In 2010, we sold the equipment we acquired in the HomEq Acquisition to Altisource for cash proceeds equal to the acquisition fair value of $888. As a result, we recognized no gain or loss on these sales.

Depreciation and other amortization expense amounted to $4,160, $7,512 and $4,742 for 2011, 2010 and 2009. Depreciation for 2011 includes a charge of $1,967 to write-down certain furniture and fixtures acquired from Litton that we ceased to use during the four quarter. Depreciation expense for 2010 includes a charge of $5,840 to write off leasehold improvements related to HomEq facilities that we vacated following termination of the former HomEq employees.

NOTE 11 INVESTMENT IN UNCONSOLIDATED ENTITIES

Investment in unconsolidated entities consisted of the following at December 31:

	2011	2010
Asset Management Vehicles:
Investment in OSI (1)	$7,561	$7,572
Investment in ONL and affiliates (2)	1,475	4,420
	9,036	11,992
Corporate Items and Other:
Investment in Correspondent One (3)	14,470	—
Other	1	80
	14,471	80
	$23,507	$12,072

Equity in earnings (losses) of unconsolidated entities was as follows for the years ended December 31:

	2011	2010	2009
OSI (1) (4)	$1,001	$1,195	$(1,756)
ONL and affiliates (2) (4)	(1,217)	176	(1,177)
Correspondent One (3)	(530)	—	—
	$(746)	$1,371	$(2,933)

(1)	Our investment in OSI represents a 27% equity interest. OSI invests in the lower tranches and residuals of residential mortgage-backed securities, the related mortgage servicing rights and other similar assets. During 2011, we received distributions from OSI totaling $750. We have no remaining commitment to invest in OSI. On December 22, 2011, we acquired a 2% ownership interest held by another investor in OSI.

(2)	Our investment in ONL and affiliates represent equity interests of approximately 25%. ONL resolves non-performing loans purchased at a discount. An affiliate purchases real estate for sale, including real estate that ONL may obtain through foreclosure. During 2011, we received distributions totaling $1,665 from ONL and affiliates. We have no remaining commitment to invest in ONL.

(3)	In March 2011, we acquired a 50% interest in Correspondent One. Correspondent One facilitates the purchase of conforming and government-guaranteed residential mortgages from approved mortgage originators and resells the mortgages to secondary market investors. During 2011, we funded all of our committed $15,000 investment. Subsequent investments in Correspondent One by unrelated third parties reduced our interest to 49% as of December 31, 2011.

(4)	We earn loan servicing and management fees from OSI and from ONL and affiliates. In determining the amount of consolidated equity in earnings to recognize, we add back our share of the loan servicing and management fee expense recognized by OSI, ONL and affiliates. During 2011, 2010, 2009, OLS earned fees of $2,645, $3,064 and $4,481, respectively, from OSI and from ONL and affiliates. On a consolidated basis, we have recognized approximately 75% of the loan servicing and management fee revenue.

Summarized combined financial information of our unconsolidated entities at and for the years ended December 31 is as follows:

	2011	2010	2009 (1)
Operations
Revenues, net, and investment income, net	$4,892	$7,287	$(9,641)
Losses on investments and derivatives, net	(8,458)	(4,470)	(10,611)
Net income (loss)	(4,651)	2,817	(42,206)
Financial Condition
Total assets	$66,405	$49,354	$1,001,751
Total liabilities	1,915	1,245	987,784
Total equity	64,490	48,109	13,967

(1)	For 2009, the amounts presented include BHI Liquidation, Inc. (formerly BMS Holdings, Inc.), in which we have an equity interest of approximately 45%. BMS Holdings, Inc. had total assets of $940,618, total liabilities of $986,592, equity of $(45,974), net revenues of $(17,625), income on investments and derivatives of $13,642 and a net loss of $25,937. As a result of accumulated losses, we reduced our investment in BHI Liquidation, Inc. to zero in the second quarter of 2008 and have not recognized any equity in its income or losses since that time. Effective October 1, 2010, BHI Liquidation, Inc. transferred its interests in Bankruptcy Management Solutions, Inc. (the operating entity) to debt holders as part of a restructuring plan and no longer has any assets or operations.

NOTE 12	OTHER ASSETS

Other assets consisted of the following at December 31:

	2011	2010
Debt service accounts (1)	$115,867	$86,234
Interest earning collateral deposits (2)	27,191	25,738
Prepaid lender fees and debt issuance costs, net (3)	27,113	22,467
Real estate, net	3,368	4,682
Term note (4)	—	5,600
Prepaid expenses and other	12,403	13,561
	$185,942	$158,282

(1)	Under our four advance funding facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balances also include amounts that have been set aside from the proceeds of our four match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. These funds are held in interest earning accounts.

(2)	The balances include $19,623 and $18,684 of cash collateral held by the counterparties to certain of our derivative agreements at December 31, 2011 and 2010, respectively.

(3)	Unamortized costs at December 31, 2011 and 2010 relate to match funded liabilities and other secured borrowings of the Servicing segment. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

(4)	In September 2011, we collected this term note in full and repaid a five-year note that was payable to the same counterparty. We originally issued a $7,000 note receivable in March 2009 with a maturity date of April 1, 2014 in connection with advances funded by the Ocwen Servicer Advance Funding, LLC (OSAF) term note pledged as collateral. See Note 15 for additional information.

NOTE 13 MATCH FUNDED LIABILITIES

Match funded liabilities, as more fully described in Note 1—Principles of Consolidation – Financings of Advances on Loans Serviced for Others, are comprised of the following:

				Unused	Balance Outstanding
Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Borrowing Capacity (2)	December 31, 2011	December 31, 2010
Promissory Note (3)	3.3875%	Sept. 2013	Sept. 2013	$342,699	$1,784,043	$—
Advance Receivable Backed Note Series 2009-3 (4)	4.14%	July 2023	July 2012	—	210,000	210,000
Variable Funding Note Series 2009-2 (5)	1-Month LIBOR + 350 bps	Nov. 2023	Nov. 2012	100,000	—	—
Variable Funding Note Series 2009-1 (6)	Commercial paper rate + 200 bps or 1-Month LIBOR plus 325 bps	Dec. 2023	Dec. 2012	788,313	11,687	1,095
Advance Receivable Backed Note Series 2010-1 (4)(7)	3.59%	Sep. 2023	Feb. 2011	—	40,000	200,000
Class A-1 Term Note (8) (9)	Commercial paper rate + 350 bps	Aug. 2043	Aug. 2013	—	340,185	721,000
Class A-2 Variable Funding Note (8) (9)	Commercial paper rate + 350 bps	Aug. 2043	Aug. 2013	200,000	—	—
Class B Term Note (8) (9)	Commercial paper rate + 525 bps	Aug. 2043	Aug. 2013	—	15,850	33,500
Class C Term Note (8) (9)	Commercial paper rate + 625 bps	Aug. 2043	Aug. 2013	—	15,056	31,900
Class D Term Note (8) (9)	1-Month LIBOR + 750 bps	Aug. 2043	Aug. 2013	—	11,638	24,600
Advance Receivable Backed Notes (10)	1-Month LIBOR + 400 bps	Mar. 2020	June 2011	—	—	10,315
Advance Receivable Backed Notes (9) (11)	1-Month LIBOR + 200 bps	Jan. 2014	July 2013	134,508	130,492	250,119
				$1,565,520	$2,558,951	$1,482,529

Weighted average interest rate					3.50%	3.71%

(1)	The amortization date of our facilities is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. In two advance facilities, there are multiple notes outstanding. For each note, after the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.

(2)	Unused borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility.

(3)	This note was issued in connection with the financing of advances acquired in connection with the acquisition of Litton on September 1, 2011.

(4)	These notes were issued under the Term Asset-Backed Securities Loan Facility program administered by the Federal Reserve Bank of New York.

(5)	In accordance with the terms of the note purchase agreement, the maximum funding obligation of this note increased from $88,000 to $100,000 in November 2011.

(6)	The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 200 bps or 1-Month LIBOR plus 325 bps if the lender funds its lending other than through commercial paper. On December 9, 2011, the maximum borrowing under this note was increased to $800,000, and the amortization date was extended to December 2012. Beginning June 15, 2012, maximum borrowing capacity under this note will be reduced to the extent that the lender’s commitment under any other advance facilities of Ocwen or its affiliates exceeds $200,000.

(7)	This note entered into its amortization period in February 2011. The 2010-1 Indenture Supplement provides for scheduled amortization of $40,000 per quarter through January 2012.

(8)	These notes were issued in connection with the financing of advances acquired as part of the HomEq Acquisition.

(9)	In connection with the Fitch Ratings downgrade of OLS in December 2011, certain pooling and servicing agreements underlying the advances pledged to this facility experienced servicer termination events, and the lender waived the occurrence of any early amortization events or collateral disqualifications due to those servicer termination events.

(10)	On June 30, 2011, we terminated this facility and repaid the outstanding balance.

(11)	We renewed this facility on June 30, 2011 at which time the maximum borrowing capacity was reduced to $265,000 from $500,000 and the amortization date was extended by two years to July 2013. In addition, the annual facility fee, which is payable in monthly installments, was reduced from 1.30% of the maximum borrowing capacity to 1.00%.

NOTE 14 SECURED BORROWINGS – OWED TO SECURITIZATION INVESTORS

Secured borrowings – owed to securitization investors of $53,323 and $62,705 at December 31, 2011 and 2010, respectively, consist of certificates that represent beneficial ownership interests in four securitization trusts that we include in our consolidated financial statements, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. The holders of these certificates have no recourse against the assets of Ocwen.

The trusts consist principally of mortgage loans that are secured by first and second liens on one-to-four-family residential properties. Except for the residuals, the certificates generally pay interest based on 1-Month LIBOR plus a margin of from 8 to 250 basis points. Interest rates on the certificates are generally capped at the weighted average of the net mortgage rates of the mortgage loans in the respective loan pools.

NOTE 15 LINES OF CREDIT AND OTHER SECURED BORROWINGS

Lines of credit and other secured borrowings are comprised of the following:

				Unused	Balance Outstanding
Borrowings	Collateral	Interest Rate	Maturity	Borrowing Capacity	December 31, 2011	December 31, 2010
Servicing:
Senior secured term loan (1)	(1)	1-Month LIBOR + 700 bps with a LIBOR floor of 2%	June 2015	$—	$—	$197,500
Senior secured term loan (2)	(2)	1-Month LIBOR + 550 bps with a LIBOR floor of 1.50%(2)	Sept. 2016	—	546,250	—
Fee reimbursement advance (3)	Term note	Zero coupon	March 2014	—	—	48,000
Term note (4)	Advances	1-Month LIBOR + 350 basis points	March 2014	—	—	5,600
				—	546,250	251,100
Corporate Items and Other
Securities sold under an agreement to repurchase (5)	Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes	(5)	(5)	—	4,610	7,774
					550,860	258,874
Discount (1)(2)(3)				—	(10,491)	(12,801)
				$—	$540,369	$246,073

Weighted average interest rate					6.96%	8.90%

(1)	On June 9, 2011, we terminated this facility and repaid the outstanding balance. We amortized the remaining balance of the original issue discount and the remaining unamortized prepaid debt issuance costs through this date.

(2)	On September 1, 2011, we entered into a new senior secured term loan facility agreement and borrowed $575,000 that was primarily used to fund a portion of the Litton Acquisition. The loan was issued with an original issue discount of $11,500 that we are amortizing over the term of the loan. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate [the greatest of (i) the prime rate of Barclays Bank PLC in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR)], plus a margin of 4.50% and a base rate floor of 2.50% or (b) 1-Month LIBOR, plus a margin of 5.50% with a 1-Month LIBOR floor of 1.50%. We are required to repay the principal amount of the loan in consecutive quarterly installments of $14,375 per quarter commencing September 30, 2011 through June 30, 2016, with the balance becoming due on September 1, 2016. The loan is secured by a first priority security interest in substantially all of the tangible and intangible assets of Ocwen.

(3)	During September 2011, we repaid this facility in full and recognized a gain of $2,405 on the extinguishment of debt, including the write off of the unamortized balances of the discount and related deferred income. We were amortizing the discount to interest expense over the five-year term of the advance. Under the agreement that governed this advance, a portion of the annual payment was forgiven if the annual net written premium by the lender for insurance on serviced loans and real estate exceeded $100,000. In the first quarter of 2011, the lender forgave $1,246 of the outstanding debt balance based on the net written premium for the contract year ended March 31, 2011, which we also recognized as a gain on extinguishment debt. These gains are reported in Other income (expense).

(4)	This note that was issued by OSAF was secured by advances on loans serviced for others, similar to match funded advances and liabilities. The lender pledged its interest in this note as collateral against a $7,000 term note receivable from the lender that we held. Both this note and the term note receivable were fully repaid in September 2011 as disclosed in Note 12.

(5)	In August 2010, we obtained financing under a repurchase agreement for the Class A-2 and A-3 notes issued by Ocwen Real Estate Asset Liquidating Trust 2007-1 which have a current face value of $29,351. This agreement has no stated credit limit and lending is determined for each transaction based on the acceptability of the securities presented as collateral. Borrowings mature and are renewed monthly. The borrowings secured by the Class A-2 notes bear interest at 1-Month LIBOR + 200 basis points and borrowings secured by the Class A-3 notes bear interest at 1-Month LIBOR + 300 basis points.

NOTE 16 DEBT SECURITIES

Debt securities consisted of the following at December 31:

	2011	2010
3.25% Contingent Convertible Senior Unsecured Notes due August 1, 2024	$56,435	$56,435
10.875% Capital Securities due August 1, 2027	26,119	26,119
	$82,554	$82,554

3.25% Convertible Notes. In July 2004, OCN issued $175,000 aggregate principal amount of 3.25% Convertible Notes due August 1, 2024. The Convertible Notes are senior general unsecured obligations not guaranteed by any of our subsidiaries and bear interest at the rate of 3.25% per year. We amortized the debt discount over the period from the date of issuance to August 1, 2009, the first date at which holders could require us to repurchase their notes.

Interest expense on the Convertible Notes for the year ended December 31, 2009 includes amortization of debt discount of $1,735. We recognized interest on the debt at an effective annual rate of 8.25% from the date of issuance to August 1, 2009. Since August 1, 2009, the effective interest rate on the debt is the coupon rate of 3.25%.

Holders may convert all or a portion of their notes into shares of our common stock under the following circumstances: (1) at any time during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2004, if the closing sale price of our common stock for at least 20 consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 125% of the conversion price per share of common stock on such last day; (2) subject to certain exceptions, during the five business day period after any five-consecutive-trading-day period in which the trading price per $1,000 (in dollars) principal amount of the notes for each day of the five-consecutive-trading-day period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 (in dollars) principal amount of the notes; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions.

The conversion rate is 82.1693 shares of our common stock per $1,000 (in dollars) principal amount of the notes, subject to adjustment. Events that may cause the conversion rate to be adjusted primarily relate to cash dividends or other distributions to holders of our common stock. Upon conversion, we may, at our option, choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock. At December 31, 2011 and 2010, the if-converted value of the Convertible Notes was $67,147 and $44,239, respectively.

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

10.875% Capital Securities. In August 1997, Ocwen Capital Trust (OCT) issued $125,000 of 10.875% Capital Securities (the Capital Securities). OCT invested the proceeds from issuance of the Capital Securities in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. For financial reporting purposes, we treat OCT as a subsidiary and, accordingly, the accounts of OCT are included in our consolidated financial statements. We consolidate OCT because we own all of the beneficial ownership interests represented by common securities that were issued by OCT (Common Securities) and have repurchased 79% of the Capital Securities that were originally issued. We eliminate intercompany balances and transactions with OCT, including the balance of Junior Subordinated Debentures outstanding, in our consolidated financial statements.

Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year at an annual rate of 10.875% of the liquidation amount of $1,000 (in dollars) per Capital Security. OCN guarantees payment of distributions out of moneys held by OCT and payments on liquidation of OCT or the redemption of Capital Securities to the extent OCT has funds available. If OCN does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available. Accumulated distributions payable on the Capital Securities amounted to $1,184 at December 31, 2011 and 2010, and are included in Other liabilities.

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

We may redeem the Junior Subordinated Debentures before maturity at our option subject to the receipt of any necessary prior regulatory approval, in whole or in part at the redemption prices (expressed as a percentage of the principal amount) set forth below, plus accrued interest thereon, if redeemed during the twelve-month period beginning on August 1 of the years indicated below:

Percentages
2011	103.263%
2012	102.719
2013	102.175
2014	101.631
2015	101.088
2016	100.544
2017 to maturity	100.000

We may also redeem the Junior Subordinated Debentures at any time upon the occurrence and continuation of a special event (defined as a tax event, regulatory capital event or an investment company event) at 100%. The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures in an amount equal to the amount of the related Junior Subordinated Debentures maturing or being redeemed and at a redemption price equal to the redemption price of the Junior Subordinated Debentures, plus accumulated and unpaid distributions thereon to the date of redemption.

NOTE 17 OTHER LIABILITIES

Other liabilities were comprised of the following at December 31:

	2011	2010
Accrued expenses (1)(2)	$53,516	$54,122
Payable to servicing and subservicing investors (3)	28,824	22,443
Checks held for escheat (1)	24,687	18,087
Derivatives, at fair value (4)	20,276	15,670
Servicing liabilities (1)(5)	9,662	3,415
Liability for selected tax items (6)	4,524	2,913
Payable to Altisource (7)	4,274	3,877
Accrued interest payable	4,140	4,830
Deferred income (8)	660	10,394
Other	8,086	6,980
	$158,649	$142,731

(1)	We assumed $25,471 of accrued expenses in connection with the Litton Acquisition, including accruals for employee salaries, benefits and other related compensation costs, legal fees and litigation reserves. At December 31, 2011, accrued expenses related to Litton were $16,236 including $5,163 related to employee termination benefits as disclosed in Note 2. We also assumed servicing liabilities with a fair value of $8,972 and an obligation for checks held for escheat of $6,145.

(2)	The balance at December 31, 2011 and 2010 includes $5,550 and $24,366, respectively, of litigation reserves. During 2011, we paid the settlement of one legal proceeding and the judgment in another case.

(3)	The balance represents amounts due to investors in connection with loans we service under servicing and subservicing agreements.

(4)	The balances represent the fair values of interest rate swaps and foreign exchange forward contracts. See Note 19 for additional information regarding these derivatives.

(5)	We recognize a servicing liability for those agreements that are not expected to compensate us adequately for performing the servicing. During 2011, 2010 and 2009, amortization of servicing liabilities exceeded the amount of charges we recognized to increase servicing liability obligations by $2,725, $172 and $361, respectively. Amortization of mortgage servicing rights is reported net of this amount in the Consolidated Statement of Operations.

(6)	See Note 23 for information on the liability for selected tax items.

(7)	See Note 28 for additional information regarding our relationship with Altisource and transactions between Ocwen and Altisource.

(8)	The balance at December 31, 2010 included $9,508 of deferred income associated with the fee reimbursement advance facility that was being amortized to earnings over the five-year life of the related debt as a reduction of interest expense. The unamortized balance was written off upon the repayment of the related debt during 2011 and included in the gain on extinguishment of debt. See Note 15 for additional information on the fee reimbursement advance facility.

NOTE 18 EQUITY

Common Stock

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

On August 18, 2009, OCN completed the public offering of 32,200,000 shares of common stock at a per share price of $9.00, including 4,200,000 shares of common stock purchased by the underwriters pursuant to the full exercise of the over-allotment option granted under the underwriting agreement. We received net proceeds of $274,964 from the offering after deducting underwriting fees and other incremental costs directly related to the offering.

On November 9, 2011, OCN completed the public offering of 28,750,000 shares of common stock at a per share price of $13.00, including 3,750,000 shares of common stock purchased by the underwriters pursuant to the full exercise of the over-allotment option granted under the underwriting agreement. We received net proceeds of $354,445 from the offering after deducting underwriting fees and other incremental costs directly related to the offering.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of income taxes, were as follows at December 31:

	2011	2010
Unrealized losses on cash flow hedges	$7,760	$9,239
Other	136	153
	$7,896	$9,392

NOTE 19 DERIVATIVE FINANCIAL INSTRUMENTS

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

  Foreign Currency Exchange Rate Risk Management

In August and October 2011, we entered into foreign exchange forward contracts with a notional amount of $59,400 to hedge against the effect of changes in the value of the India Rupee (INR) on amounts payable to our India subsidiary, OFSPL, through February 2013. These contracts replaced those that expired in April 2011. We did not designate the foreign exchange contracts as hedges.

Our operations in Uruguay also expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant.

  Interest Rate Management

In our Servicing segment, during 2010, we entered into three interest rate swaps in order to hedge against the effects of changes in interest rates on our borrowings under our advance funding facilities. In 2011, we entered into an additional four interest rate swaps and one interest rate cap. The cap was not designated as a hedge.

The following summarizes our use of swaps at December 31, 2011 to hedge the effects of changes in the interest rate environment on borrowings under our advance funding facilities:

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Notional Amount	Fair Value
Not designated as hedges:
Hedge the effects of a change in 1-Month LIBOR on borrowing under a $265,000 advance funding facility (2)	April 2010	July 2010	July 2013	2.0590%	1-Month LIBOR	$250,000	$(6,329)
Designated as hedges:
Hedge the effects of a change in the lender’s commercial paper rate and 1-Month LIBOR on borrowing under a $582,729 advance facility (3)	May 2010 and June 2010	September 2010	August 2013	1.5750% and 1.5275%	1-Month LIBOR	439,955	(6,368)
Hedge the effects of changes in the lenders’ commercial paper rate on commercial paper-based advance funding facilities	October 2011	June 2013	January 2015	0.9275%	1-Month LIBOR	100,946	(741)
Hedge the effects of changes in 1-Month LIBOR on LIBOR-based advance funding facilities	October 2011	June 2013	January 2015	0.9780%	1-Month LIBOR	100,946	(759)
Hedge the effects of changes in the lenders’ commercial paper rate on commercial paper-based advance funding facilities (4)	December 2011	February 2012	January 2015	0.7000% and 0.6825%	1-Month LIBOR	501,838	(294)
Total designated as hedges						1,143,685	(8,162)
Total						$1,393,685	$(14,491)

(1)	The effective date of the swap is the date from which monthly settlements begin to be computed.

(2)	We originally designated this swap as a cash flow hedge; however, the hedging relationship failed to meet the effectiveness criterion both for the third quarter of 2011 and on a prospective basis beyond the third quarter because declines in advances pledged as collateral to the hedged debt resulted in lower than anticipated borrowings. As a result, we discontinued hedge accounting for this hedging relationship effective July 1, 2011 and began amortizing to earnings the $6,179 of deferred losses in accumulated other comprehensive income. Amortization will continue until the related advance facility matures in July 2013. The balance outstanding under the advance facility at December 31, 2011 was $130,492.

(3)	Projected net interest settlements on the swaps for the next twelve months total approximately $4,263 of payments to the counterparty. The balance outstanding under the advance facility at December 31, 2011 was $382,729.

(4)	Projected net settlements on the swap for the next twelve months total approximately $869 of payments to the counterparties.

The following table summarizes the use of derivatives during 2011:

	Interest Rate Cap	Foreign Exchange Forwards	Interest Rate Swaps

Notional balance at December 31, 2010	$—	$6,400	$846,888
Additions	1,600,000	59,400	703,730
Maturities	—	(19,600)	(156,933)
Terminations	—	—	—
Notional balance at December 31, 2011	$1,600,000	$46,200	$1,393,685

Fair value of derivative assets (liabilities) at (1):
December 31, 2011	$3,600	$(5,785)	$(14,491)
December 31, 2010	$—	$319	$(15.670)

Maturity	May 2014	February 2012 to February 2013	July 2013 to January 2015

(1)	Derivatives are reported at fair value in Receivables, Other assets or in Other liabilities.

Other income (expense), net, includes the following related to derivative financial instruments for the years ended December 31:

	2011	2010	2009
Net realized and unrealized gains (losses) on derivative financial instruments that are not designated as hedges (1)	$(4,488)	$17	$588
Unrealized losses arising from ineffectiveness of interest rate swaps designated as cash flow hedges	(1,393)	(150)	—
Amortization of deferred losses included in accumulated other comprehensive income related to a discontinued hedging relationship	(1,545)	—	—
	$(7,426)	$(133)	$588

(1)	Includes $1,368 of net unrealized gains during 2011 relating to the swap for which we discontinued hedge accounting effective July 1, 2011.

Included in Accumulated other comprehensive loss at December 31, 2011 and December 31, 2010, respectively, were $12,114 and $14,435 of deferred unrealized losses, before taxes of $4,354 and $5,196, respectively, on the interest rate swaps that we designated as cash flow hedges.

NOTE 20 SERVICING AND SUBSERVICING FEES

The following table presents the components of servicing and subservicing fees for the years ended December 31:

	2011	2010	2009
Loan servicing and subservicing fees	$341,438	$226,284	$175,691
Home Affordable Modification Program (HAMP) fees	42,025	32,363	5,581
Late charges	38,557	32,760	28,292
Loan collection fees	11,223	8,958	7,569
Custodial accounts (float earnings) (1)	2,105	2,843	4,803
Receivables management and recovery fees (2)	—	—	29,207
Other	23,527	18,491	13,324
	$458,875	$321,699	$264,467

(1)	For 2010 and 2009, float earnings included $901 and $4,745, respectively, of interest income from our investment in auction rate securities. We liquidated our remaining investment in auction rate securities in 2010, and therefore, we did not recognize any interest income from these securities in 2011.

(2)	These fees were earned by the Financial Services segment which we distributed as part of the Separation. See Note 27 for additional information regarding this former business segment.

NOTE 21 INTEREST INCOME

The following table presents the components of interest income for each category of our interest-earning assets for the years ended December 31:

	2011	2010	2009
Interest earning cash and short-term investments	$756	$1,190	$1,543
Trading securities - Subordinates and residuals	—	—	2,600
Loans held for resale	2,291	3,398	4,643
Loans, net - restricted for securitization investors	5,829	6,271	—
	$8,876	$10,859	$8,786

NOTE 22 INTEREST EXPENSE

The following table presents the components of interest expense for each category of our interest-bearing liabilities for the years ended December 31:

	2011	2010	2009
Match funded liabilities	$93,051	$61,656	$46,068
Secured borrowings – owed to securitization investors	670	632	—
Lines of credit and other secured borrowings	32,985	17,553	4,161
Debt securities:
Convertible Notes	1,834	1,834	3,898
Capital Securities	2,840	2,954	5,728
Investment line	—	376	2,618
Escrow deposits	1,390	918	481
	$132,770	$85,923	$62,954

NOTE 23 INCOME TAXES

For income tax purposes, the domestic and foreign components of income from continuing operations before taxes were as follows for the years ended December 31:

	2011	2010	2009
Domestic	$118,708	$33,394	$89,847
Foreign	4,287	5,760	3,414
	$122,995	$39,154	$93,261

The components of income tax expense (benefit) on continuing operations were as follows for the years ended December 31:

	2011	2010	2009
Current:
Federal	$13,894	$8,836	$51,341
State	(195)	1,049	300
Foreign	1,079	2,033	933
	14,778	11,918	52,574
Deferred:
Federal	29,440	(6,953)	40,067
State	368	(145)	4,564
Foreign	86	725	(1,095)
Provision for valuation allowance on deferred tax assets	—	—	—
	29,894	(6,373)	43,536
Total	$44,672	$5,545	$96,110

Income tax expense differs from the amounts computed by applying the U.S. Federal corporate income tax rate of 35% as follows for the years ended December 31:

	2011	2010	2009
Expected income tax expense at statutory rate	$43,049	$13,704	$32,641
Differences between expected and actual income tax expense:
Indefinite deferral on earnings of non-U.S. affiliates	—	—	(1,006)
State tax, after Federal tax benefit	254	610	5,274
Low-income housing tax credits	—	—	(23)
Tax effect of Altisource Separation	—	749	48,577
Provision for (reversal of) liability for selected tax items	1,611	(9,126)	11,196
Permanent differences	61	878	—
Foreign tax differential	(716)	(197)	(161)
Provision-to-return and other	—	(580)	—
Stock-based compensation tax expense	—	—	(510)
Other	413	(493)	122
Actual income tax expense	$44,672	$5,545	$96,110

Net deferred tax assets were comprised of the following at December 31:

	2011	2010
Deferred tax assets:
Mortgage servicing rights amortization	$32,654	$41,532
Net operating loss carryforward	18,078	20,087
Net unrealized gains and losses on securities	11,828	11,397
Partnership losses	9,960	8,007
Bad debt and allowance for loan losses	8,020	7,716
Accrued other liabilities	5,122	9,901
Interest rate swaps	4,371	5,196
Tax residuals and deferred income on tax residuals	3,941	3,847
State taxes	—	3,456
Stock-based compensation expense	2,874	2,460
Accrued incentive compensation	2,755	2,610
Foreign deferred assets	2,512	2,598
Accrued lease termination costs	1,910	2,728
Intangible asset amortization	1,641	2,276
Valuation allowance on real estate	884	1,258
Deferred income or loss on servicing advance receivables	—	2,745
Capital losses	—	8,455
Other	8,608	2,609
	115,158	138,878
Deferred tax liabilities:
Deferred income or loss on servicing advance receivables	7,030	—
Other	160	162
	7,190	162
Net deferred tax assets	$107,968	$138,716

We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. Among the factors considered in this evaluation are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted. As a result of this evaluation, we concluded that no valuation allowance was necessary at December 31, 2011 and 2010.

We recognized total interest and penalties of $1,257, $182 and $278 in 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, accruals for interest and penalties were $1,636 and $379, respectively. As of December 31, 2011 and 2010, we had a total liability for selected tax items of $4,524 and $2,913, respectively, all of which if recognized would affect the effective tax rate.

Our major jurisdiction tax years that remain subject to examination are our U.S. federal tax return for the years ended December 31, 2008 through the present and our India corporate tax returns for the years ended March 31, 2004 through the present. Our U.S. federal tax return for the years ended December 31, 2008 and 2009 are currently under examination. A reconciliation of the beginning and ending amount of the liability for selected tax items is as follows for the years ended December 31:

	2011	2010
Balance at January 1	$2,913	$15,326
Additions based on tax positions related to current year	—	683
Additions for tax positions of prior years	1,817	105
Reductions for tax positions of prior years	(206)	(8,884)
Lapses in statutes of limitation	—	(4,317)
Balance at December 31	$4,524	$2,913

At December 31, 2011, we a had net operating loss carryforward tax benefit of $18,078 that related to realized built-in losses from the acquisition of Ocwen Asset Investment Corporation in 1999.  Utilization of these carryforwards is subject to an annual IRC section 382 limitation of $5,700. These carryforwards will expire beginning 2019 through 2024. We have no remaining capital loss carryforwards or tax credit carryforwards related to low-income housing tax credits.

NOTE 24 DISCONTINUED OPERATIONS

On December 3, 2009, we finalized and consummated the transaction to dispose of our investment in Bankhaus Oswald Kruber GmbH & Co. KG (BOK), a German banking entity, for proceeds of $11,443 and recognized a pre-tax gain of $4,034 on the disposition. Management concluded that BOK met and continued to meet the definition of a discontinued operation through the date of disposition. Accordingly, the results of BOK are classified as discontinued in the accompanying consolidated financial statements. For segment reporting purposes, the operations of BOK are included in Corporate Items and Other. Results of discontinued operations, including both the operations of BOK and the gain on the disposition of BOK, for the years ended December 31 are as follows:

	2011	2010	2009
Revenue	$—	$—	$78
Operating expenses	—	—	298
Loss from operations	—	—	(220)
Other income, net (1)	—	—	4,709
Income before income taxes	—	—	4,489
Income tax expense (benefit) (2)	—	(4,383)	1,368
Net income	$—	$4,383	$3,121

(1)	Other income for 2009 includes the gain of $4,034 gain that we recognized on the disposition of our investment in BOK.

(2)	We recorded an income tax benefit of $4,383 in 2010 to recognize the effect of additional tax losses.

NOTE 25 BASIC AND DILUTED EARNINGS PER SHARE

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

	2011	2010	2009
Basic EPS:
Net income attributable to OCN	$78,331	$37,984	$297

Weighted average shares of common stock	104,507,055	100,273,121	78,252,000

Basic EPS	$0.75	$0.38	$—

Diluted EPS:
Net income attributable to OCN	$78,331	$37,984	$297
Interest expense on Convertible Notes, net of income tax (1)	1,187	1,122	—
Adjusted net income attributable to OCN	$79,518	$39,106	$297

Weighted average shares of common stock	104,507,055	100,273,121	78,252,000
Effect of dilutive elements:
Convertible Notes (1)	4,637,224	4,637,224	—
Stock options (2) (3)	2,711,682	2,571,282	—
Common stock awards	—	1,388	—
Dilutive weighted average shares of common stock	111,855,961	107,483,015	78,252,000

Diluted EPS	$0.71	$0.36	$—

Stock options excluded from the computation of diluted EPS:
Anti-dilutive (2)	27,031	20,000	557,080
Market-based (3)	468,750	1,615,000	1,788,750

(1)	The effect of our Convertible Notes on diluted EPS is computed using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, are added back to net income. Conversion of the Convertible Notes into shares of common stock has not been assumed for purposes of computing diluted EPS for the 2009 because the effect would be anti-dilutive. The effect is anti-dilutive whenever interest expense on the Convertible Notes, net of income tax, per common share obtainable on conversion exceeds basic EPS.

(2)	These stock options were anti-dilutive because their exercise price was greater than the average market price of our stock.

(3)	Shares that are issuable upon the achievement of certain performance criteria related to OCN’s stock price and an annualized rate of return to investors. See Note 26 for additional information regarding these market-condition options.

NOTE 26 EMPLOYEE COMPENSATION AND BENEFIT PLANS

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

  Retirement Plan

We maintain a defined contribution 401(k) plan. We match 50% of each employee’s contributions, limited to 2% of the employee’s compensation. Our contributions to the 401(k) plan were $238, $233 and $403 for the years ended December 31, 2011, 2010 and 2009, respectively.

  Annual Incentive Plan

The Ocwen Financial Corporation Amended 1998 Annual Incentive Plan (the AIP) is our primary incentive compensation plan for executives and other key employees. Under the terms of the AIP, participants can earn cash and equity-based awards as determined by the Compensation Committee of the Board of Directors. The awards are generally based on objective performance criteria established by the Committee which includes corporate profitability, growth in our core businesses, meeting budget objectives and achieving cost savings through Six Sigma initiatives. The Committee may at its discretion adjust performance measurements to reflect significant unforeseen events. In 2007, the stockholders approved the 2007 Equity Incentive Plan (the 2007 Equity Plan) to replace the 1991 Non-Qualified Stock Option Plan. The 2007 Equity Plan authorizes the grant of stock options, restricted stock or other equity-based awards to employees. At December 31, 2011, there were 11,073,599 shares of common stock remaining available for future issuance under the 2007 Equity Plan.

For the past five years we have awarded annual incentive compensation entirely in cash. However, in July 2008, November 2009 and October 2011, we awarded stock options to members of senior management under the 2007 Equity Plan. These awards had the following characteristics in common:

Type of Award	Percent of Options Awarded	Vesting Period
Service Condition:
Time-Based	25%	Ratably over four years (¼ on each of the four anniversaries of the grant date)
Market Condition:
Performance-Based	50	Over three years beginning with ¼ vesting on the date that the stock price has at least doubled over the exercise price and the compounded annual gain over the exercise price is at least 20% and then ratably over three years (¼ on the next three anniversaries of the achievement of the market condition)
Extraordinary Performance-Based	25	Over three years beginning with ¼ vesting on the date that the stock price has at least tripled over the exercise price and the compounded annual gain over the exercise price is at least 25% and then ratably over three years (¼ on the next three anniversaries of the achievement of the market condition)
Total award	100%

Stock options awarded prior to 2008 generally vest ratably over a five–year period including the award year. The contractual term of all options granted is ten years from the grant date, except where employment terminates by reason of retirement, in which case the time-based options will terminate no later than three years after such retirement or the end of the option term, whichever is earlier. The terms of the market-based options do not include a retirement provision.

Stock option activity for the years ended December 31:

	2011		2010		2009
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	8,084,953	$5.03	9,278,581	$4.97	9,428,952	$8.14
Granted	545,000	12.83	—	—	415,000	8.68
Exercised (1) (2)	(735,225)	6.01	(774,345)	4.19	(526,749)	6.37
Forfeited	—	—	(419,283)	5.21	(38,622)	12.12
Outstanding at end of year (3)	7,894,728	5.48	8,084,953	5.03	9,278,581	4.97
Exercisable at end of year (3) (4)	4,947,228	4.91	4,122,453	5.13	3,486,405	4.98

(1)	The total intrinsic value of stock options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, was $4,114, $4,265 and $2,306 for 2011, 2010 and 2009, respectively.

(2)	In connection with the exercise of stock options during 2011 and 2010, employees delivered 324,248 and 21,750 shares, respectively, of common stock to Ocwen as payment for the exercise price and the income tax withholdings on the compensation. As a result, a total of 410,977 and 752,595 net shares of stock were issued in 2011 and 2010, respectively, related to the exercise of stock options.

(3)	Excluding 468,750 market-based options that have not met their performance criteria, the net aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2011 was $70,152 and $47,358, respectively.

(4)	The total fair value of stock options that vested and became exercisable during 2011, 2010 and 2009, based on grant-date fair value, was $1,342, $1,948 and $2,294, respectively.

Stock options outstanding at December 31, 2011:

		Options Outstanding			Options Exercisable
Award Year	Exercise Price Range	Number (1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (2)	Number (1)	Weighted Average Exercise Price
2011	$12.83	545,000	$12.83	10 years	—	$—
2009	4.82 – 10.67	215,625	6.99	7 years	29,375	6.81
2008	4.82	5,872,000	4.82	7 years	3,655,750	4.82
2006	7.16	308,753	7.16	5 years	308,753	7.16
2005	5.81	245,420	5.81	4 years	245,420	5.81
2004	4.84	173,546	4.84	3 years	173,546	4.84
2003	3.72–6.47	191,812	5.97	2 years	191,812	5.97
2002	1.13–1.69	201,097	1.49	1 year	201,097	1.49
2001	3.49–4.22	141,475	3.78	(3)	141,475	3.78
		7,894,728			4,947,228

(1)	A total of 4,992,312 market-based options were outstanding at December 31, 2011, of which 2,579,813 were exercisable. None of the market performance criteria have been met for the 60,000 market-based options granted in 2009 at an exercise price of $10.67 or the 408,750 market-based options granted in 2011 at exercise price of $12.83. For all other market-based options, which were granted at an exercise price of $4.82, the two levels of market performance criteria were met in August 2009 and October 2011.

(2)	At December 31, 2011, the weighted average remaining contractual term of options outstanding and options exercisable was 6.2 years and 5.7 years, respectively.

(3)	These stock options were exercised in 2012 prior to their expiration date of January 31, 2012.

As a result of the Separation, OCN stock option awards are held by both Ocwen and Altisource employees as follows at December 31, 2011:

Held by Ocwen employees	6,051,495
Held by Altisource employees	1,843,233
Total outstanding	7,894,728

In addition, at December 31, 2011, Ocwen employees held 1,701,312 options to purchase Altisource common stock.

We are responsible for fulfilling all stock incentive awards related to OCN common stock, and Altisource is responsible for fulfilling all stock incentive awards related to Altisource common stock regardless of whether such stock incentive awards are held by our or Altisource’s employees. Notwithstanding the foregoing, our stock-based compensation expense, resulting from awards outstanding at the Separation date, is based on the stock incentive awards held by our employees regardless of whether such awards were issued by Ocwen or Altisource. Accordingly, stock-based compensation that we recognize as expense with respect to Altisource stock incentive awards is included in Additional paid-in capital on our Consolidated Balance Sheet.

Compensation expense related to options is measured based on the grant-date fair value of the options using an appropriate valuation model based on the vesting condition of the award. The fair value of the time-based options was determined using the Black-Scholes options pricing model, while a lattice (binomial) model was used to determine the fair value of the market-based options. Lattice (binomial) models incorporate ranges of assumptions for inputs.

The following assumptions were used to value the 2011 and 2009 stock option awards as of the grant dates.

	2011		2009
	Black-Scholes	Binomial	Black-Scholes	Binomial
Risk-free interest rate	1.57%	0.35% – 2.74%	2.51%	0.38% – 3.94%
Expected stock price volatility (1)	41%	30% - 41%	38%	38% – 46%
Expected dividend yield	—	—	—	—
Expected option life (in years) (2)	6.5	4.25 & 5.75	5	4.5 & 5.5
Contractual life (in years)	—	10	—	10
Fair value	$5.51	$4.66 & $4.09	$3.96	$3.99 & $3.40

(1)	We estimate volatility based on the historical volatility of OCN’s common stock over the most recent period that corresponds with the estimated expected life of the option.

(2)	For the options valued using the Black-Scholes model we determined the expected life based on historical experience with similar awards, giving consideration to the contractual term, exercise patterns and post vesting forfeitures. The expected term of the options valued using the lattice (binomial) model is derived from the output of the model. The lattice (binomial) model incorporates exercise assumptions based on analysis of historical data. For all options, the expected life represents the period of time that options granted were expected to be outstanding at the date of the award.

The following table sets forth equity-based compensation related to stock options and stock awards and the related excess tax benefit for the years ended December 31:

	2011	2010	2009
Equity-based compensation expense:
Stock option awards	$926	$1,088	$1,802
Stock awards	—	—	28
Excess tax benefit related to share-based awards	2,142	3,157	551

As of December 31, 2011, unrecognized compensation costs related to non-vested stock options amounted to $2,927, which will be recognized over a weighted-average remaining requisite service period of approximately 2.27 years.

NOTE 27 BUSINESS SEGMENT REPORTING

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

Due to the Separation, as of August 10, 2009, neither the assets and liabilities, nor the subsequent operations of the former Ocwen Solutions line of business comprising the Mortgage Services, Financial Services and Technology Products segments are included in our results.

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

Corporate Items and Other. We report items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash and certain corporate expenses in Corporate Items and Other. Debt securities, which are comprised of the 3.25% Convertible Notes and the 10.875% Capital Securities, are also included in Corporate Items and Other.

Effective with the segment realignment discussed above, Corporate Items and Other includes the former Loans and Residuals segment and the former Asset Management Vehicles segment. Our recently acquired equity investment in Correspondent One is also included in Corporate Items and Other.

The former Loans and Residuals segment included our investments in subprime residential loans held for resale and subprime residual mortgage backed trading securities related to our former subprime loan origination operation and whole loan purchase and securitization activities. The Loans and Residuals segment also included the four loan securitization trusts that we began including in our consolidated financial statements effective January 1, 2010. The former Asset Management Vehicles segment was comprised of our 27% equity investment in OSI and approximately a 25% equity investment in ONL and OREO. These unconsolidated entities are engaged in the management of residential assets. Other business activities included in Corporate Items and Other that are not considered to be of continuing significance include our affordable housing investment activities.

We allocate interest income and expense to each business segment for funds raised or funding of investments made, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. We also allocate expenses generated by corporate support services to each business segment.

Financial information for our segments is as follows:

	Servicing	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
For the year ended December 31, 2011
Revenue (1) (2)	$494,871	$—	$—	$—	$2,348	$(1,289)	$495,930
Operating expenses (1) (3) (4)	231,238	—	—	—	8,971	(625)	239,584
Income (loss) from operations	263,633	—	—	—	(6,623)	(664)	256,346
Other income (expense):
Interest income	110	—	—	—	8,766	—	8,876
Interest expense	(132,574)	—	—	—	(196)	—	(132,770)
Other (1) (2) (5) (6)	4,711	—	—	—	(14,832)	664	(9,457)
Other income (expense), net	(127,753)	—	—	—	(6,262)	664	(133,351)
Income (loss) from continuing operations before income taxes	$135,880	$—	$—	$—	$(12,885)	$—	$122,995

For the year ended December 31, 2010
Revenue (1) (2)	$359,798	$—	$—	$—	$2,112	$(1,529)	$360,381
Operating expenses (1) (3)	200,108	—	—	—	37,130	(764)	236,474
Income (loss) from operations	159,690	—	—	—	(35,018)	(765)	123,907
Other income (expense):
Interest income	207	—	—	—	10,652	—	10,859
Interest expense	(80,514)	—	—	—	(5,409)	—	(85,923)
Other (1) (2) (6)	(1,188)	—	—	—	(9,266)	765	(9,689)
Other income (expense), net	(81,495)	—	—	—	(4,023)	765	(84,753)
Income (loss) from continuing operations before income taxes	$78,195	$—	$—	$—	$(39,041)	$—	$39,154

For the year ended December 31, 2009
Revenue (1) (2)	$272,725	$54,052	$40,293	$28,331	$2,917	$(17,590)	$380,728
Operating expenses (1) (3)(7)	129,252	37,040	45,002	18,638	22,247	(16,525)	235,654
Income (loss) from operations	143,473	17,012	(4,709)	9,693	(19,330)	(1,065)	145,074
Other income (expense):
Interest income	266	2	—	—	8,518	—	8,786
Interest expense	(59,458)	(28)	(1,285)	(289)	(1,894)	—	(62,954)
Other (1) (2) (6)	3,400	829	25	186	(3,150)	1,065	2,355
Other income (expense), net	(55,792)	803	(1,260)	(103)	3,474	1,065	(51,813)
Income (loss) from continuing operations before income taxes	$87,681	$17,815	$(5,969)	$9,590	$(15,856)	$—	$93,261

	Servicing	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
December 31, 2011	$4,310,354	$426,803	$—	$4,737,157

December 31, 2010	$2,495,966	$425,443	$—	$2,921,409

December 31, 2009	$1,191,212	$578,138	$—	$1,769,350

(1)	Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered. Intersegment billings are as follows:

	Servicing	Mortgage Services	Technology Products	Corporate Items and Other	Business Segments Consolidated
For the year ended December 31, 2011	$1,170	$—	$—	$119	$1,289
For the year ended December 31, 2010	1,356	—	—	173	1,529
For the year ended December 31, 2009	5,668	59	20,425	471	26,623

(2)	Servicing has a contractual right to receive interest income on float balances. However, Corporate controls investment decisions associated with the float balances. Accordingly, Servicing receives revenues generated by those investments that are associated with float balances but are reported in Corporate Items and Other. Gains and losses associated with corporate investment decisions are recognized in Corporate Items and Other.

(3)	Depreciation and amortization expense are as follows:

	Servicing	Mortgage Services	Financial Services	Technology Products	Corporate Items and Other	Business Segments Consolidated
For the year ended December 31, 2011:
Depreciation expense	$2,410	$—	$—	$—	$1,750	$4,160
Amortization of MSRs	42,996	—	—	—	—	42,996
Amortization of debt discount	8,853	—	—	—	—	8,853
Amortization of debt issuance costs – senior secured term loan	9,764	—	—	—	—	9,764

For the year ended December 31, 2010:
Depreciation expense	$5,916	$—	$—	$—	$1,596	$7,512
Amortization of MSRs	31,455	—	—	—	—	31,455
Amortization of debt discount	5,217	—	—	—	172	5,389
Amortization of debt issuance costs – senior secured term loan	2,086	—	—	—	—	2,086

For the year ended December 31, 2009:
Depreciation expense	$54	$19	$283	$3,204	$1,182	$4,742
Amortization of MSRs	32,228	—	—	—	—	32,228
Amortization of intangibles	—	—	1,624	—	—	1,624
Amortization of debt discount	3,437	—	—	—	1,735	5,172

(4)	Operating expenses for 2011 and 2010 include non-recurring transaction-related expenses associated with the Litton and HomEq acquisitions of $50,340 and $52,603, respectively, recorded in the Servicing segment.

(5)	Other income (expense) for 2010 includes gains of $6,036 recorded in Corporate Items and Other from sales of our investments in affordable housing projects.

(6)	Other income (expense) for 2010 and 2009 includes gains (losses) on auction rate securities of $(7,909) and $11,863, respectively, recorded in Corporate Items and Other.

(7)	Operating expenses for 2009 include advisory expenses related to the Separation transaction of $3,477 recorded in Corporate Items and Other.

NOTE 28 RELATED PARTY TRANSACTIONS

Although Altisource is a separate company from Ocwen after the Separation, Altisource and Ocwen have the same Chairman of the Board, William C. Erbey. As a result, he has obligations to Ocwen as well as to Altisource. Mr. Erbey currently owns approximately 14% of the common stock of Ocwen and owns approximately 23% of the common stock of Altisource.

For purposes of governing certain of the ongoing relationships between Ocwen and Altisource after the Separation, and to provide for an orderly transition to the status of two independent companies, we entered into certain agreements with Altisource. Under these agreements, Altisource and Ocwen provide to each other services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, tax matters, risk management, law, strategic planning, compliance and other areas where we, and Altisource, may need transition assistance and support following the Separation. Altisource also provides certain technology products and support services to us, including the REALSuite™ of applications that support our Servicing business. In addition, in the third quarter of 2011, Ocwen and Altisource entered into a Data Access and Services Agreement under which Ocwen agreed to make available to Altisource certain data from Ocwen’s servicing portfolio in exchange for a per asset fee.

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

For the years ended December 31, 2011 and 2010, we generated revenues of $12,242 and $13,520 respectively, under our agreements with Altisource, principally from fees for providing referral services to Altisource. We also incurred expenses of $23,226 and $20,082 for the years ended December 31, 2011 and 2010, respectively, principally for technology products and support services including the REALSuite™ of products that support our Servicing business. For the period from August 10, 2009 through December 31, 2009, we generated $3,534 of revenues and incurred $6,858 of expenses under our agreements with Altisource. At December 31, 2011 and 2010, the net payable to Altisource was $1,965 and $1,433, respectively.

In addition to the revenues and expenses we recorded associated with the agreements discussed above, during 2011 and 2010 we sold certain equipment to Altisource that we had acquired from Litton and HomEq. Also, in 2010 we entered into an agreement to sublease from Altisource our principal executive office space in Atlanta, Georgia. See Note 2 and Note 10 for additional information regarding these transactions.

As disclosed in Note 11, Ocwen and Altisource each hold a 49% equity interest in Correspondent One. Correspondent One facilitates the purchase of conforming and government-guaranteed residential mortgages from approved mortgage originators and resells the mortgages to secondary market investors. As of December 31, 2011, Ocwen had invested $15,000 in Correspondent One.

NOTE 29 REGULATORY REQUIREMENTS

Our business is subject to extensive regulation by federal, state and local governmental authorities, including the Federal Trade Commission (FTC), the federal Consumer Financial Protection Bureau (CFPB), the SEC and various state agencies that license, audit and conduct examinations of our mortgage servicing and collection activities in a number of states. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to our policies, procedures and practices regarding our loan servicing and debt collection business activities. We incur significant ongoing costs to comply with new and existing laws and governmental regulation of our business.

We must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, Homeowners Protection Act, the Federal Trade Commission Act and, more recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and state foreclosure laws. These statutes apply to debt collection, use of credit reports, safeguarding of non−public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.

Our failure to comply with applicable federal, state and local consumer protection laws can lead to:

•	civil and criminal liability;

•	loss of our licenses and approvals to engage in the servicing of residential mortgage loans;

•	damage to our reputation in the industry;

•	inability to raise capital;

•	administrative fines and penalties and litigation, including class action lawsuits; and

•	governmental investigations and enforcement actions.

The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to the residential real estate lenders and servicers. Over the past few years, state and federal lawmakers and regulators have adopted a variety of new or expanded laws and regulations, including the Dodd-Frank Act discussed below. The changes in these regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition, liquidity and results of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law by President Obama. The Dodd-Frank Act constitutes a sweeping reform of the regulation and supervision of financial institutions, as well as the regulation of derivatives, capital market activities and consumer financial services. Many provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agency and will take effect over several years. The ultimate impact of the Dodd-Frank Act and its effects on our business will therefore not be fully known for an extended period of time.

The Dodd-Frank Act is extensive and significant legislation that, among other things:

•	creates an inter-agency body that is responsible for monitoring the activities of the financial system and recommending a framework for substantially increased regulation of large interconnected financial services firms;

•	creates a liquidation framework for the resolution of certain bank holding companies and other large and interconnected nonbank financial companies;

•	strengthens the regulatory oversight of securities and capital markets activities by the SEC; and

•	creates the CFPB, a new federal entity responsible for regulating consumer financial services.

The CFPB will directly impact the regulation of residential mortgage servicing in a number of ways. First, the CFPB will have rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA and RESPA. Second, the CFPB will have supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction will include those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans. We expect that OLS will be subject to supervision, examination and enforcement by the CFPB.

Title XIV of the Dodd-Frank Act contains the Mortgage Reform and Anti-Predatory Lending Act (Mortgage Act). The Mortgage Act imposes a number of additional requirements on servicers of residential mortgage loans, such as OLS, by amending certain existing provisions and adding new sections to TILA and RESPA. The penalties for noncompliance with TILA and RESPA are also significantly increased by the Mortgage Act and could lead to an increase in lawsuits against mortgage servicers. Like other parts of the Dodd-Frank Act, the Mortgage Act generally requires that implementing regulations be issued before many of its provisions are effective. Therefore, many of these provisions in the Mortgage Act will not be effective until 2013 or early 2014.

When fully implemented, the Mortgage Act will prevent servicers of residential mortgage loans from taking certain actions, including the following:

•	force-placing insurance, unless there is a reasonable belief that the borrower has failed to comply with a contract’s requirement to maintain insurance;

•	charging a fee for responding to a valid qualified written request;

•	failing to take timely action to respond to the borrower’s request to correct errors related to payment, payoff amounts, or avoiding foreclosure;

•	failing to respond within ten (10) business days of a request from the borrower to provide contact information about the owner or assignee of loan; and

•	failing to return an escrow balance or provide a credit within twenty (20) business days of a residential mortgage loan being paid off by the borrower.

In addition to these restrictions, the Mortgage Act imposes certain new requirements and/or shortens the existing response time for servicers of residential mortgage loans. These new requirements include the following:

•	acknowledging receipt of a qualified written request under RESPA within five (5) business days and providing a final response within thirty (30) business days;

•	promptly crediting mortgage payments received from the borrower on the date of receipt except where payment does not conform to previously established requirements; and

•	sending an accurate payoff statement within a reasonable period of time but in no case more than seven (7) business days after receipt of a written request from the borrower.

We expect to continue incurring significant ongoing operational and system costs in order to prepare for compliance with these new laws and regulations. Furthermore, there may be additional federal or states laws enacted that place additional obligations on servicers of residential mortgage loans.

Effective June 30, 2005, we voluntarily terminated our status as a federal savings bank. Prior to returning our original thrift charter to the Office of Thrift Supervision (OTS), we operated as a federal savings bank, and Ocwen was a registered savings and loan holding company. Our primary regulatory authority was the OTS.

We continued the Bank’s non-depository businesses, including its residential mortgage servicing business, under OLS, a licensed mortgage servicer in all 50 states, the District of Columbia and two U.S. territories. We entered into various agreements to obtain the approval of the OTS for our plan. We directly or indirectly received assignment of all of the assets, liabilities and business (the Assignment). We entered into an agreement (the Guaranty) in favor of the OTS and any holders of claims with respect to the liabilities we assumed in connection with the Assignment. The Guaranty contained affirmative covenants relating to the maintenance of a $5,000 cash collateral account, reporting requirements, transactions with affiliates, preservation of the existence of our subsidiaries and maintenance of not less than $35,000 of unencumbered financial assets. As of December 31, 2011, we believe that we were in compliance with all of the covenants specified in the Guaranty.

The Guaranty also contained negative covenants that restrict our ability to (i) incur indebtedness if certain financial ratios are not achieved or if we fail to maintain a specified minimum net worth, (ii) enter into merger transactions or a sale of substantially all of our assets, (iii) sell, lease, transfer or otherwise dispose of our assets, or (iv) pay dividends or acquire our capital stock. We agreed not to declare or pay any dividends on or acquire any of our capital stock or other ownership interests or make any distributions or return of capital to our stockholders, partners or members, except for (i) such dividends or distributions that are payable only in OCN’s common stock or (ii) such declarations, dividends, acquisitions, distributions or returns of capital in cash or other property if we maintain a minimum net worth of $333,000 and rating of B2 from Moody’s and B- from S&P on our unsecured, non credit-enhanced debt and any such capital distributions do not exceed our consolidated net income for the year plus our retained earnings for the two preceding years.

The Guaranty provided that it would remain in effect until the later of (a) the sixth anniversary of the date on which the Bank’s federal bank charter was cancelled or (b) the date on which we have paid in full (i) any obligations that arise out of certain assumed liabilities with respect to which a claim has been asserted on or prior to the sixth anniversary of the date on which our federal bank charter was cancelled and (ii) all other amounts payable by us under the Guaranty. The Guaranty expired by its terms on February 29, 2012.

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

NOTE 30 COMMITMENTS AND CONTINGENCIES

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

We are subject to various other pending legal proceedings, including those subject to loss sharing provisions of the Litton Acquisition more fully described in Note 2. In our opinion, the resolution of those proceedings will not have a material effect on our financial condition, results of operations or cash flows.

  Tax Matters

On December 21, 2009, the India tax authorities issued a draft income tax assessment order (the First Order) with respect to assessment year 2006 – 2007. The proposed adjustment would impose upon OFSPL additional tax of INR 41,760 ($784) and interest of INR 18,297 ($344) for the Assessment Year 2006 – 2007, and penalties may be assessed. OCN and OFSPL intend to vigorously contest this Order and any imposition of tax and interest and do not believe they have violated any statutory provision or rule. OFSPL has filed an application with the Dispute Resolution Panel for the First Order. OFSPL received the final assessment order (the Second Order) on November 24, 2010, with a demand of INR 64,085 ($1,203), reflecting tax of INR 41,712 ($783) and interest of INR 22,373 ($420). In response, OFSPL petitioned for assistance to be provided by the Competent Authority under the Mutual Agreement Procedures of the U.S./India income tax treaty, furnished a Bank Guarantee for INR 76,754 ($1,441) related to transfer pricing matters and paid INR 7,647 ($144) towards non-transfer pricing issues. Furthermore, OFSPL has submitted an appeal of the Second Order to the Income Tax Appellate Tribunal.

On January 4, 2011, OFSPL received a draft assessment order (the Third Order) with respect to assessment year 2007 – 2008. The proposed adjustment would impose upon OFSPL additional tax of INR 63,885 ($1,199) and interest of INR 28,748 ($540). OFSPL filed an application and received no relief from the Dispute Resolution Panel for the Third Order. OFSPL filed an appeal of the Third Order with the Income Tax Appellate Tribunal on December 20, 2011 and is in the process of filing a further appeal under the Mutual Agreement Procedures of the U.S./India income tax treaty. Due to the uncertainties inherent in the Appeals and Competent Authority processes, Ocwen and OFSPL cannot currently estimate any additional exposure beyond the amount currently detailed in the Orders. We also cannot predict when these tax matters will be resolved. Competent Authority assistance requests under the Mutual Agreement Procedures should preserve Ocwen’s right to offset any potential increase in India taxes against Ocwen’s U.S. taxes.

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

On November 24, 2010, OLS received a Civil Investigative Demand (CID) from the Federal Trade Commission (FTC) requesting documents and information regarding various servicing activities. There is no allegation of wrongdoing against OLS in the FTC CID, and we are cooperating with the FTC’s request.

On November 7, 2011, OLS received a CID from the Attorney General’s Office of the Commonwealth of Massachusetts requesting documents and information regarding certain foreclosures executed in Massachusetts. There is no allegation of wrongdoing against OLS in the Massachusetts Attorney General CID, and we are cooperating with the Massachusetts Attorney General’s request.

On January 18, 2012, OLS received a subpoena from the New York Department of Financial Services requesting documents regarding OLS’ policies, procedures and practices regarding lender placed or “force placed” insurance which is required to be provided for borrowers who allow their hazard insurance policies to lapse. There is no allegation of wrongdoing against OLS in the subpoena, and we are cooperating with the New York Department of Financial Service’s request.

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

Ocwen has been a party to loan sales and securitizations dating back to the 1990s.  The majority of securities issued in these transactions has been retired and are not subject to putback risk. There is one remaining securitization with an original UPB of approximately $200,000 where Ocwen provided representations and warranties and the loans were originated in the last decade.  Ocwen performed due diligence on each of the loans included in this securitization. The outstanding UPB of this securitization was $47,670 at December 31, 2011, and the outstanding balance of the notes was $48,462. Ocwen is not aware of any inquiries or claims regarding loan putbacks for any transaction where we made representations and warranties. We do not expect loan putbacks to result in any material change to our financial position, operating results or liquidity.

Commitments

We lease certain of our premises and equipment under non-cancelable operating leases with terms expiring through 2018 exclusive of renewal option periods. Our annual aggregate minimum rental commitments under these leases are summarized as follows:

2012	$6,237
2013	7,457
2014	3,700
2015	3,485
2016	2,924
Thereafter	2,265
Total minimum lease payments	$26,068

In connection with the HomEq Acquisition we assumed the obligation for the lease agreements associated with the former HomEq facilities located in Raleigh, North Carolina and Sacramento, California. Although these agreements expire in 2017 and 2018, respectively, we have exercised our option to terminate the leases effective in 2013. The rental commitments in the table above for operating leases include the remaining monthly payments and the early termination penalties due through the early termination dates in 2013 for these leases. These amounts total $2,668 and $3,579 for 2012 and 2013, respectively. As part of the Litton Acquisition, we assumed the leases associated with the former Litton facilities located in Houston, Texas and McDonough, Georgia. These agreements expire in 2012 and 2017, respectively. The lease associated with the Houston, Texas facility will likely not be renewed upon expiration. The table above includes total rental commitments of $7,294 related to these leases.

In December 2010, we entered into an agreement with Altisource to sublease of 2,094 square feet of space as our principal executive office in Atlanta, Georgia. Under the terms of the agreement, Ocwen is responsible for monthly base rent of $3 plus a proportionate amount of maintenance costs and other shared services. The sublease is in effect through October 2014.

We converted rental commitments for our facilities outside the United States of America to U.S. dollars using exchange rates in effect at December 31, 2011. Rent expense for 2011, 2010 and 2009 was $5,578, $12,315 and $6,156, respectively.

On October 19, 2011, Ocwen entered into a purchase agreement with SCI Services, Inc. (SCI), Saxon Capital Holdings, LLC (Saxon Capital) and Morgan Stanley Capital Holdings, LLC (Morgan Stanley) to acquire (i) all of the issued and outstanding stock of SCI and (ii) certain MSRs owned by Morgan Stanley and its affiliates (the Saxon Acquisition). SCI is a subsidiary of Saxon Capital and the parent company of Saxon Mortgage Services, Inc., a provider of servicing and subservicing of primarily non-prime residential mortgage loans. Morgan Stanley is the parent company of Saxon Capital Holdings, LLC. The Saxon Acquisition will result in the acquisition of a servicing portfolio of approximately $26,800,000 in UPB as of June 30, 2011, of which Ocwen subserviced approximately $10,800,000 as of June 30, 2011. The Saxon Acquisition also includes approximately $12,900,000 of loans that SCI subservices for Morgan Stanley and others. This subservicing may be transferred to Ocwen, pending approval by the owners of the servicing, or will be subserviced by Ocwen under short-term agreements. The base purchase price for the Saxon Transaction is $59,300. In addition, Ocwen will pay approximately $292,200 for the portion of the approximately $1,392,000 of Saxon servicing advance receivables that were not financed by third parties. We expect to complete the Saxon Acquisition in March 2012.

Ocwen is funding the amounts for the Saxon Acquisition through a combination of cash on-hand, cash generated through operations, available credit, an additional $200,000 borrowing under our senior secured term loan facility and additional borrowing under existing servicing advance facilities. The additional $200,000 borrowing under the senior secured term loan will increase mandatory principal repayments by $5,263 per quarter. The new borrowings bear interest at the same rate(s) as the initial term loan and have the same maturity date. See Note 15 for additional information regarding the terms of the senior secured term loan.

As a part of the Saxon Acquisition, the sellers and Ocwen have agreed to indemnification provisions for the benefit of the other party. While the sellers have agreed to retain certain contingent liabilities for losses, fines and penalties that could result from claims by government authorities and certain third parties relating to SCI’s pre-closing foreclosure, servicing and loan origination practices, the sellers and Ocwen have agreed to share certain losses arising out of potential third-party claims in connection with SCI’s pre-closing performance under its servicing agreements. The sellers have agreed to be liable for (i) 75% of any such losses until the amount paid by the sellers is equal to 60% of the Saxon Shared Loss Cap of $83,000 and (ii) thereafter, 25% of any such losses until the amount paid by the sellers is equal to the Saxon Shared Loss Cap. Ocwen has agreed to be liable for (i) first, 25% of any such losses until the amount paid by the sellers is equal to 60% of the Saxon Shared Loss Cap, (ii) second, 75% of any such losses until the amount paid by the sellers is equal to the Saxon Shared Loss Cap and (iii) thereafter, 100% of any such losses in excess of the Saxon Shared Loss Cap.

On November 4, 2011, Ocwen entered into a servicing rights purchase agreement with JPMorgan Chase, N.A. (JPMCB) to acquire less than 2% of JPMCB’s mortgage servicing portfolio which includes servicing rights for certain third party private securitizations in which neither JPMCB nor any of its affiliated entities were issuers or loan sellers. The transaction relates to MSRs for approximately 82,000 non-prime loans with a UPB of approximately $15,000,000 as of September 30, 2011 (the JPMCB MSR Transaction). The purchase price, subject to adjustment at closing and inclusive of servicing advance receivables, is approximately $950,000, which will be payable in cash by Ocwen.  Ocwen expects to finance $625,000 of the purchase price through an existing servicing advance facility.  We do not expect any adjustment to the purchase price to be material.

As part of the JPMCB MSR Transaction, JPMCB and Ocwen have agreed to indemnification provisions for the benefit of the other party.  There is no assurance that JPMCB will fulfill its indemnification obligations.

The JPMCB MSR Transaction is expected to close in early April 2012; however the JPMCB MSR Transaction may close in phases on more than one date.  Closing of the JPMCB MSR Transaction is subject to closing conditions, including but not limited to obtaining applicable third party authorizations and amendments.  There can be no assurance that the JPMCB MSR Transaction will be consummated as proposed or at all.

Ocwen is funding the amounts for the JPMCB MSR Transaction through a combination of cash on-hand, cash generated through operations, available credit, additional borrowing under our September 1, 2011 senior secured term loan facility and servicing advance facilities.

NOTE 31 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarters Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenue	$156,625	$122,462	$105,837	$111,006
Operating expenses (1)	90,481	65,650	42,254	41,199
Income from operations	66,144	56,812	63,583	69,807
Other expense	(47,625)	(27,861)	(22,547)	(35,318)
Income from continuing operations before income taxes	18,519	28,951	41,036	34,489
Income tax expense (benefit)	8,864	8,730	14,653	12,425
Income from continuing operations	9,655	20,221	26,383	22,064
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income	9,655	20,221	26,383	22,064
Net loss (income) attributable to non-controlling interests	(4)	7	(5)	10
Net income attributable to OCN	$9,651	$20,228	$26,378	$22,074

Basic earnings per share
Income from continuing operations	$0.08	$0.20	$0.26	$0.22
Income from discontinued operations	—	—	—	—
Net income attributable to OCN	$0.08	$0.20	$0.26	$0.22

Diluted earnings per share
Income from continuing operations	$0.08	$0.19	$0.25	$0.21
Income from discontinued operations	—	—	—	—
Net income attributable to OCN	$0.08	$0.19	$0.25	$0.21

	Quarters Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenue	$113,273	$95,569	$75,953	$75,586
Operating expenses (2)(3)	63,265	93,374	44,658	35,177
Income from operations	50,008	2,195	31,295	40,409
Other expense	(34,849)	(22,907)	(18,033)	(8,964)
Income (loss) from continuing operations before income taxes	15,159	(20,712)	13,262	31,445
Income tax expense (benefit)	5,235	(7,487)	(2,777)	10,574
Income (loss) from continuing operations	9,924	(13,225)	16,039	20,871
Income from discontinued operations, net of taxes	—	4,383	—	—
Net income (loss)	9,924	(8,842)	16,039	20,871
Net loss (income) attributable to non-controlling interests	(3)	7	(1)	(11)
Net income (loss) attributable to OCN	$9,921	$(8,835)	$16,038	$20,860

Basic earnings per share:
Income (loss)from continuing operations	$0.10	$(0.13)	$0.16	$0.21
Income from discontinued operations	—	0.04	—	—
Net income (loss) attributable to OCN	$0.10	$(0.09)	$0.16	$0.21

Diluted earnings per share:
Income (loss) from continuing operations	$0.09	$(0.13)	$0.15	$0.20
Income from discontinued operations	—	0.04	—	—
Net income (loss) attributable to OCN	$0.09	$(0.09)	$0.15	$0.20

(1)	Operating expenses for 2011 include non-recurring costs of $50,340 that we incurred as a result of the Litton Acquisition, including $472, $18,746 and $31,122 in the second, third and fourth quarters, respectively. See Note 2 for additional information on the Litton Acquisition.

(2)	As a result of the HomEq Acquisition, we incurred non-recurring costs of $52,603 during 2010, including $1,250, $33,901 and $17,452 in the second, third and fourth quarters, respectively. See Note 2 for additional information on the HomEq Acquisition.

(3)	In connection with litigation matters, we established $24,166 of additional reserves in 2010, including $5,163 in the second quarter, $18,413 in the third quarter and $590 in the fourth quarter. See Note 30 for additional information on litigation.

NOTE 32 SUBSEQUENT EVENTS

On January 27, 2012, Ocwen terminated its foreign exchange forward contracts which had a notional balance of $46,200 at December 31, 2011 and recognized a gain of $3,359. See Note 19 for additional information on these derivative financial instruments.

On February 10, 2012, OLS entered into an agreement to sell to HLSS Holdings, LLC (HLSS Holdings), a wholly owned subsidiary of Home Loan Servicing Solutions, Ltd. (HLSS), the right to receive the servicing fees, excluding ancillary income, relating to certain mortgage servicing (Rights to MSRs) for approximately $16 billion of UPB and related servicing advances that Ocwen acquired in connection with the HomEq Acquisition. With the exception of the Class D Term Note, HLSS Holdings will also assume the related match funded liabilities under the structured servicing advance financing facility that Ocwen entered into to fund the advances that were acquired. We refer to this sale to HLSS Holdings of the Rights to MSRs and related servicing advances and the assumption of the HomEq Servicing advance facility by HLSS Holdings as the HLSS Transaction. Prior to the closing of the HLSS Transaction, Ocwen will repay the Class D Term Notes which had an outstanding balance of $11,638 at December 31, 2011. See Note 13 for additional information regarding the match funded liabilities to be assumed by HLSS Holdings.

OLS also entered into an agreement with HLSS Holdings for the provision of certain professional services to OLS and the provision by OLS of certain professional services to HLSS Holdings. Services provided by HLSS Holdings include pricing and valuation analysis of potential MSR acquisitions, treasury management services and other similar services. Services provided by OLS include legal, licensing and regulatory compliance support services, risk management services and other similar services. This agreement has an initial term of six years and is subject to termination by either party upon the occurrence of certain events. The fees charged by OLS and HLSS Holdings are based on the actual costs incurred by the party providing the service plus an additional markup of 15%.

As part of the HLSS Transaction, OLS will retain legal ownership of the MSRs and continue to service the related mortgage loans. However, OLS will service the loans for a reduced fee because HLSS Holdings will assume the match funded liabilities as well as the obligation to make and finance future servicing advances related to the MSRs. OLS will be obligated to transfer legal ownership of the MSRs to HLSS Holdings if and when the required third party consents are obtained. At that time, OLS would commence subservicing the MSRs under essentially the same terms and conditions pursuant to a subservicing agreement with HLSS Holdings, which was also executed on February 10, 2012.

The HLSS Transaction will not close until HLSS completes an initial public offering of its ordinary shares and other closing conditions are satisfied. The HLSS Transaction will result in cash proceeds of approximately $181,000 to Ocwen, 25% of which will be used to reduce the balance on Ocwen’s senior secured term loan that it entered into on September 1, 2011 as required under the terms of the related loan agreement. The remainder will be used for general corporate purposes. See Note 15 for additional information regarding the senior secured term loan. As of December 31, 2011, Ocwen had paid fees of $1,479 on behalf of HLSS for organizational costs and costs associated with HLSS’ planned initial public offering. This amount is included in Other receivables. Ocwen may make additional payments on behalf of HLSS until the initial public offering is completed at which time Ocwen expects to be reimbursed by HLSS.

On February 27, 2012, we provided notice of redemption to all the holders of our 3.25% Convertible Notes stating our election to redeem all of the $56,435 outstanding notes on March 28, 2012 (Redemption Date).  Holders can have their notes redeemed at a price of 100% of principal outstanding, plus any accrued and unpaid interest. The Convertible Notes called for redemption may be converted at any time prior to the close of business on the business day prior to the Redemption Date.  Holders may convert their notes to shares of our common stock, at a conversion rate of 82.1693 per $1,000 (in dollars) principal amount of the Convertible Notes (representing a conversion price of $12.17 per share). Upon conversion, we can choose to satisfy all or any portion of the conversion obligation in cash.  We expect most of the holders to elect conversion and we plan to satisfy the entire conversion obligation in shares.  Assuming all holders elect to convert, the number of shares of common stock outstanding is expected to increase by 4,637,224. See Note 16 for additional information regarding the Convertible Notes.

