Form 10-Q
period 2012-03-31
OCWEN FINANCIAL CORP
filed 2012-05-04
CIK 873860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Number of shares of Common Stock, $0.01 par value, outstanding as of May1, 2012: 134,847,475 shares.

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

These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to materially differ from expected results. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” and the following:

•	the adequacy of our financial resources, including our sources of liquidity and ability to fund and recover advances, repay borrowings and comply with debt covenants;
•	the characteristics of our servicing portfolio, including prepayment speeds, float balances and delinquency and advance rates;
•	our ability to grow and adapt our business, including the availability of new loan servicing and other accretive business opportunities;
•	our ability to contain and reduce our operating costs;
•	our ability to modify successfully delinquent loans, manage foreclosures and sell foreclosed properties;
•	our reserves, valuations, provisions and anticipated realization on assets;
•	our ability to manage effectively our exposure to interest rate changes and foreign exchange fluctuations;
•	our credit and servicer ratings and other actions from various rating agencies;

•	uncertainty related to general economic and market conditions, delinquency rates, home prices and disposition timelines on foreclosed properties;
•	uncertainty related to the actions of loan owners, including mortgage-backed securities investors and government sponsored entities (GSEs), regarding loan put-backs, penalties and legal actions;
•	uncertainty related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs or delays or moratoria in the future or claims pertaining to past practices;
•	uncertainty related to claims, litigation and investigations brought by private parties and government agencies regarding our servicing and foreclosure practices;
•	uncertainty related to legislation, regulations, regulatory agency actions, government programs and policies, industry initiatives and evolving best servicing practices; and

•	uncertainty related to acquisitions, including our ability to integrate the systems, procedures and personnel of acquired companies.

Further information on the risks specific to our business is detailed within this report and our other reports and filings with the Securities and Exchange Commission (SEC) including our Annual Report on Form 10-K for the year ended December 31, 2011 and our current reports on Form 8-K. Forward-looking statements speak only as of the date they were made and should not be relied upon. Ocwen Financial Corporation undertakes no obligation to update or revise forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2012	December 31, 2011
Assets
Cash	$683,946	$144,234
Restricted cash – for securitization investors	633	675
Loans held for resale, at lower of cost or fair value	20,203	20,633
Advances	98,398	103,591
Match funded advances	2,903,171	3,629,911
Loans, net – restricted for securitization investors	56,365	58,560
Mortgage servicing rights, net	277,716	293,152
Receivables, net	62,235	83,202
Deferred tax assets, net	106,376	107,968
Goodwill	78,432	78,432
Premises and equipment, net	17,178	7,350
Investments in unconsolidated entities	21,915	23,507
Other assets	167,943	185,942
Total assets	$4,494,511	$4,737,157

Liabilities and Stockholders’ Equity
Liabilities
Match funded liabilities	$2,280,323	$2,558,951
Secured borrowings – owed to securitization investors	51,622	53,323
Lines of credit and other secured borrowings	550,618	540,369
Debt securities	26,119	82,554
Other liabilities	159,816	158,649
Total liabilities	3,068,498	3,393,846

Commitments and Contingencies (Note 22)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 134,847,475 and 129,899,288 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,348	1,299
Additional paid-in capital	886,351	826,121
Retained earnings	543,136	523,787
Accumulated other comprehensive loss, net of income taxes	(4,822)	(7,896)
Total stockholders’ equity	1,426,013	1,343,311
Total liabilities and stockholders’ equity	$4,494,511	$4,737,157

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

For the three months ended March 31,	2012	2011

Revenue
Servicing and subservicing fees	$155,103	$102,505
Process management fees	8,791	7,796
Other revenues	652	705
Total revenue	164,546	111,006

Operating expenses
Compensation and benefits	30,783	14,787
Amortization of mortgage servicing rights	14,314	8,923
Servicing and origination	3,287	1,922
Technology and communications	9,349	6,872
Professional services	8,559	2,384
Occupancy and equipment	15,305	4,130
Other operating expenses	4,530	2,181
Total operating expenses	86,127	41,199

Income from operations	78,419	69,807

Other income (expense)
Interest income	2,312	2,169
Interest expense	(46,924)	(37,543)
Loss on loans held for resale, net	(420)	(904)
Equity in earnings of unconsolidated entities	252	130
Other, net	(3,520)	830
Other expense, net	(48,300)	(35,318)

Income before income taxes	30,119	34,489
Income tax expense	10,770	12,425
Net income	19,349	22,064
Net income attributable to non-controlling interests	—	10
Net income attributable to Ocwen Financial Corporation	$19,349	$22,074

Earnings per share attributable to Ocwen Financial Corporation
Basic	$0.15	$0.22
Diluted	$0.14	$0.21

Weighted average common shares outstanding
Basic	130,649,595	100,762,446
Diluted	138,046,270	107,777,775

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

For the three months ended March 31,	2012	2011

Net income	$19,349	$22,064

Other comprehensive income (loss), net of income taxes:

Unrealized foreign currency translation income arising during the period (1)	1	20

Change in deferred loss on cash flow hedges arising during the period (2)	(1,187)	1,945
Reclassification adjustment for losses on cash flow hedges included in net income (3)	4,259	155
Net change in deferred loss on cash flow hedges	3,072	2,100

Other (4)	1	1

Total other comprehensive income, net of income taxes	3,074	2,121

Comprehensive income	22,423	24,185

Comprehensive income attributable to non-controlling interest	—	—

Comprehensive income attributable to Ocwen Financial Corporation	$22,423	$24,185

(1)	Net of income tax expense of $13 for the three months ended March 31, 2011.

(2)	Net of income tax benefit (expense) of $704 and $(1,073) for the three months ended March 31, 2012 and 2011, respectively.

(3)	Net of income tax expense of $2,408 and $88 for the three months ended March 31, 2012 and 2011, respectively.

(4)	Net of income tax expense of $1 and $1 for the three months ended March 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Dollars in thousands)

	Ocwen Financial Corporation Stockholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Loss,	Non-controlling Interest in
	Shares	Amount	Capital	Earnings	Net of Taxes	Subsidiaries	Total

Balance at December 31, 2011	129,899,288	$1,299	$826,121	$523,787	$(7,896)	$—	$1,343,311
Net income	—	—	—	19,349	—	—	19,349
Conversion of 3.25% Convertible Notes	4,635,159	46	56,364	—	—	—	56,410
Exercise of common stock options	313,028	3	1,016	—	—	—	1,019
Equity-based compensation	—	—	2,850	—	—	—	2,850
Other comprehensive income, net of income taxes	—	—	—	—	3,074	—	3,074
Balance at March 31, 2012	134,847,475	$1,348	$886,351	$543,136	$(4,822)	$—	$1,426,013

	Ocwen Financial Corporation Stockholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Loss,	Non-controlling Interest in
	Shares	Amount	Capital	Earnings	Net of Taxes	Subsidiaries	Total

Balance at December 31, 2010	100,726,947	$1,007	$467,500	$445,456	$(9,392)	$246	$904,817
Net income (loss)	—	—	—	22,074	—	(10)	22,064
Exercise of common stock options	210,336	2	577	—	—	—	579
Equity-based compensation	—	—	886	—	—	—	886
Other comprehensive income, net of income taxes	—	—	—	—	2,111	10	2,121
Balance at March 31, 2011	100,937,283	$1,009	$468,963	$467,530	$(7,281)	$246	$930,467

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the three months ended March 31,	2012	2011

Cash flows from operating activities
Net income	$19,349	$22,064
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage servicing rights	14,314	8,923
Amortization of debt discount	745	6,046
Amortization of debt issuance costs – senior secured term loans	920	7,771
Depreciation	833	750
Provision for (reversal of) valuation allowance on mortgage servicing assets	204	(214)
Loss on loans held for resale, net	420	904
Equity in earnings of unconsolidated entities	(252)	(130)
Unrealized losses on derivative financial instruments	3,262	353
Gain on extinguishment of debt	—	(1,246)
Increase in deferred tax assets, net	(112)	(10)
Net cash provided by loans held for resale activities	241	233
Changes in assets and liabilities:
Decrease in advances and match funded advances	318,386	294,180
Decrease in receivables and other assets, net	15,055	38,393
Increase (decrease) in servicer liabilities	2,444	(425)
Decrease in other liabilities	(6,273)	(11,549)
Other, net	3,474	2,010
Net cash provided by operating activities	373,010	368,053

Cash flows from investing activities
Proceeds from sale of advance financing subsidiary and special purpose entity	87,303	—
Distributions of capital from unconsolidated entities	1,688	1,458
Investment in unconsolidated entities	—	(1,025)
Additions to premises and equipment	(10,661)	(385)
Proceeds from sales of real estate	512	230
Decrease (increase) in restricted cash – for securitization investors	42	(278)
Principal payments received on loans – restricted for securitization investors	954	1,501
Net cash provided by investing activities	79,838	1,501

Cash flows from financing activities
Proceeds from (repayment of) match funded liabilities	79,707	(193,400)
Repayment of secured borrowings – owed to securitization investors	(1,701)	(1,864)
Repayment of lines of credit and other secured borrowings	(52,169)	(173,163)
Proceeds from sale of mortgage servicing rights accounted for as a financing	62,495	—
Redemption of debt securities	(25)	—
Exercise of common stock options	1,023	836
Other	(2,466)	(672)
Net cash provided by (used in) financing activities	86,864	(368,263)

Net increase in cash	539,712	1,291
Cash at beginning of period	144,234	127,796
Cash at end of period	$683,946	$129,087

Supplemental non-cash investing and financing activities
Conversion of 3.25% Convertible Notes to common stock	$56,410	$—

Supplemental disposition information
Sale of mortgage servicing rights accounted for as a financing	$62,495	$—

Sale of Advance Financing Subsidiary and Special Purpose Entity:
Match funded advances	424,303	—
Debt service account	16,587	—
Prepaid lender fees and debt issuance costs	5,765	—
Other prepaid expenses	2,214	—
Match funded liabilities	(360,658)	—
Accrued interest payable and other accrued expenses	(908)	—
Net assets of advance financing subsidiary and special purpose entity	87,303	—
Cash received at closing	149,798	—
Amount due to purchaser for post-closing adjustments	(11,006)	—
Purchase price, as adjusted	$138,792	$—

 The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Dollars in thousands, except per share data or if otherwise indicated)

Note 1       Summary of Significant Accounting Policies

Organization

Ocwen Financial Corporation (NYSE: OCN) (Ocwen or OCN), through its subsidiaries, is a leading provider of residential and commercial mortgage loan servicing, special servicing and asset management services. Ocwen is headquartered in Atlanta, Georgia with offices in West Palm Beach and Orlando, Florida, Houston, Texas, McDonough, Georgia, and Washington, DC and support operations in India and Uruguay. Ocwen is a Florida corporation organized in February 1988. Ocwen Loan Servicing, LLC (OLS), a wholly-owned subsidiary of Ocwen, is a licensed to service mortgage loans in all 50 states, the District of Columbia and two U.S. territories.

At March 31, 2012, Ocwen directly or indirectly owned all of the outstanding stock of its primary operating subsidiaries: OLS and Ocwen Financial Solutions Private Limited. Ocwen also holds a 49% equity interest in Correspondent One S.A. (Correspondent One), an entity formed with Altisource Portfolio Solutions S.A. (Altisource) in March 2011, a 27% interest in Ocwen Structured Investments, LLC (OSI) and an approximate 25% interest in Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO).

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2012. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly significant in the near or medium term relate to fair value measurements, the provision for potential losses that may arise from litigation proceedings, the amortization of mortgage servicing rights (MSRs) and the valuation of goodwill and deferred tax assets.

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

Securitizations of Residential Mortgage Loans. In prior years, we securitized residential mortgage loans using certain trusts. We accounted for these transactions as sales even though we continued to be involved with the trusts, typically by acting as the servicer or sub-servicer for the loans held by the trust and by retaining a beneficial ownership interest in the trust. The beneficial interests we held consisted of both subordinate and residual securities that we either retained at the time of the securitization or subsequently acquired.

For four of these trusts, we have determined that our involvement represents a variable interest and that we are the primary beneficiary. We have included these four trusts in our consolidated financial statements. Our involvement with each of the remaining trusts does not represent a variable interest, and therefore, we exclude them from our consolidated financial statements.

For the three months ended March 31, 2012 and 2011, the four consolidated trusts generated a loss before income taxes of $571 and $219, respectively. In the Consolidated Balance Sheet, we report the loans held by the consolidated trusts as Loans – restricted for securitization investors and we report the certificates issued by the consolidated trusts as Secured borrowings – owed to securitization investors.

We also have continuing involvement with seven unconsolidated securitization trusts where we are the transferor and hold beneficial interests. For the quarters ended March 31, 2012 and 2011, respectively, we recorded $678 and $843 of servicing and subservicing fee revenues related to these trusts. At March 31, 2012 and December 31, 2011, respectively, we had advances of $12,346 and $12,627 and MSRs of $1,072 and $1,157 that were associated with these trusts. Although we are the servicer for these trusts, the residual interests that we hold in these entities have no value and no potential for return of significant cash flows. As a result, we have no exposure to loss from these holdings. Further, since our valuation of the residual interests is based on anticipated cash flows, we are unlikely to receive any future benefits from our residual interests in these trusts.

With regard to both the consolidated and the unconsolidated securitization trusts, we have no obligation to provide financial support to the trusts and have provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. Our exposure to loss as a result of our continuing involvement is limited to the carrying values of our investments in the residual and subordinate securities of the trusts, our MSRs that are related to the trusts and our advances to the trusts. We consider the probability of loss arising from our advances to be remote because of their position ahead of most of the other liabilities of the trusts. At March 31, 2012 and December 31, 2011, our investment in the securities of the trusts was $2,045 and $2,513, respectively, all of which is eliminated in consolidation.

Financings of Advances on Loans Serviced for Others. Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. These SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of three advance facility agreements. We classify the transferred advances on our Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. Collections on the advances pledged to the SPEs are used to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against Ocwen. However, OLS has guaranteed the payment of the obligations under the securitization documents of one of the entities, Ocwen Servicer Advance Funding (Wachovia), LLC (OSAFW). The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period on July 1, 2013. As of March 31, 2012, OSAFW had $149,805 of notes outstanding.

The following table summarizes the assets and liabilities of the SPEs formed in connection with our match funded advance facilities, at the dates indicated:

	March 31, 2012	December 31, 2011
Match funded advances	$2,903,171	$3,629,911
Other assets	118,696	139,352
Total assets	$3,021,867	$3,769,263

Match funded liabilities	$2,280,323	$2,558,951
Due to affiliates (1)	961,473	1,131,661
Other liabilities	1,587	1,985
Total liabilities	$3,243,383	$3,692,597

(1)	Amounts are payable to Ocwen and its consolidated affiliates and are eliminated in consolidation.

See Note 7 and Note 11 for additional information regarding Match funded advances and Match funded liabilities.

Reclassification

Within the operating activities section of the Consolidated Statement of Cash Flows for the three months ended March 31, 2011, we reclassified Unrealized losses on derivative financial instruments from Other, net to conform to the current year presentation.

Note 2       Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2011-03 (Accounting Standards Codification (ASC) 860, Transfers and Servicing): Reconsideration of Effective Control for Repurchase Agreements. ASC 860 prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. Repurchase agreements are accounted for as secured financings if the transferee has not surrendered control over the transferred assets. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The Financial Accounting Standards Board (FASB) concluded that this criterion is not a determining factor of effective control. Consequently, the amendments in this update also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Our adoption of the provisions in this ASU effective January 1, 2012 did not have a material impact on our consolidated financial statements.

ASU 2011-04 (ASC 820, Fair Value Measurement): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and prescribe certain additional disclosures about fair value measurements, including: for fair value measurements within Level 3 of the fair value hierarchy, disclosing the valuation process used and the sensitivity of fair value measurement to changes in unobservable inputs; and for items not carried at fair value but for which fair value must be disclosed, categorization by level of the fair value hierarchy. Our adoption of this standard effective January 1, 2012 did not have a material impact on our consolidated financial statements. See Note 5 for our fair value disclosures.

ASU 2011-05 (ASC 220, Comprehensive Income): Presentation of Comprehensive Income, Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates that option. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income and requires that an entity present reclassification adjustments from other comprehensive income to net income by component on the face of both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU 2011-12, which was issued on December 23, 2011, defers indefinitely the provision regarding the presentation of reclassification adjustments. Our adoption of this standard effective January 1, 2012 did not have a material impact on our consolidated financial statements.

Note 3       business acquisition

As disclosed in Note 1, Ocwen completed its acquisition of the Litton Loan Servicing Business on September 1, 2011. The adjusted base purchase price for the Litton Acquisition was $247,369. In addition to the base purchase price, Ocwen repaid at closing Litton’s $2,423,123 outstanding debt on an existing servicing advance financing facility and entered into a new advance financing facility under which it borrowed $2,126,742. Ocwen and certain of its subsidiaries also entered into a $575,000 senior secured term loan agreement to fund the base purchase price and the amount by which the repayment of Litton’s advance financing facility debt exceeded the proceeds from the new advance financing facility. There were no adjustments to the purchase price during the first quarter of 2012 and we do not anticipate any such significant adjustments subsequent to March 31, 2012.

The transaction was accounted for using the acquisition method of accounting which requires, among other things, that Ocwen recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. We recorded $65,622 of goodwill in our Servicing segment in connection with the Litton Acquisition. The allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). There were no revisions to the allocation of the purchase price during the first quarter of 2012, and we do not anticipate any such significant adjustments subsequent to March 31, 2012.

Pro forma impact of the Litton Acquisition

The following table presents supplemental pro forma information for the three months ended March 31, 2011 as if the acquisition of Litton occurred on January 1, 2010. The pro forma consolidated results are not indicative of what Ocwen’s consolidated net earnings would have been if Ocwen had completed the acquisition of Litton on January 1, 2010 because of differences in servicing practices and cost structure between Ocwen and Litton. In addition, the pro forma consolidated results do not purport to project the future results of Ocwen combined nor do they reflect the expected realization of any cost savings associated with the Litton Acquisition.

Revenues	$152,877
Net loss	$(6,198)

Facility Closure Costs

Following the Litton Acquisition, we incurred severance and other benefits during 2011 related to the termination of former Litton employees. During the first quarter of 2012, we vacated one of the leased facilities acquired as part of the Litton Acquisition. During 2010, we incurred similar costs related to our acquisition of the U.S. non-prime mortgage servicing business known as “HomEq Servicing” (the HomEq Acquisition) when we terminated the former HomEq employees and vacated the leased facilities. The following table provides a reconciliation of the beginning and ending liability balances for employee termination benefits and lease termination costs related to the Litton and HomEq acquisitions:

	Employee termination benefits (1)	Lease termination costs (2)	Total
Liability balance at December 31, 2011 (3)	$5,163	$5,287	$10,450
Additions charged to operations (3)	1,896	4,779	6,675
Amortization of discount	—	52	52
Payments	(5,811)	(655)	(6,466)
Liability balance at March 31, 2012 (3)	$1,248	$9,463	$10,711

(1)	The remaining liability of $1,248 for employee termination benefits related to the Litton Acquisition represents unpaid severance. We expect to pay this liability during the second quarter of 2012. The remaining liability for employee termination benefits related to the HomEq Acquisition was paid during 2011.

(2)	The lease agreements that we assumed associated with the former Litton facilities located in Houston, Texas and McDonough, Georgia expire in 2012 and 2017, respectively. In March 2012, we vacated the facility located in McDonough, Georgia and recorded a charge of $4,779 to establish a liability for the remaining lease payments discounted through the lease expiration date. This charge is reported in Occupancy and equipment expense. This lease does not contain an option for early termination, and we are actively attempting to sublease this space. The liability balance at December 31, 2011 relates to an accrual established in 2010 for the remaining lease payments on the vacated HomEq facilities discounted through the early termination date of the leases, including early termination penalties due in 2013.

(3)	All charges were recorded in the Servicing segment. The liabilities are included in Other liabilities in the Consolidated Balance Sheet.

Note 4       asset sale

On March 5, 2012, Ocwen completed its sale to HLSS Holdings, LLC (HLSS Holdings), a wholly owned subsidiary of Home Loan Servicing Solutions, Ltd. (HLSS), of the right to receive the servicing fees, excluding ancillary income, relating to certain mortgage servicing (Rights to MSRs) for approximately $15.2 billion of UPB and related servicing advances that we acquired in connection with the HomEq Acquisition. HLSS Holdings also acquired HomEq Servicer Advance Facility Transferor, LLC and HomEq Servicer Advance Receivables Trust 2010-ADV1 (together the Advance SPEs). As a result of the acquisition of the Advance SPEs, HLSS Holdings assumed the related match funded liabilities, with the exception of the Class D Term Note which Ocwen agreed to repay prior to closing, under the structured servicing advance financing facility that we entered into to fund the advances that were acquired as part of the HomEq Acquisition (the HomEq Servicing advance facility). This sale to HLSS Holdings of the Rights to MSRs and related servicing advances and the assumption of the HomEq Servicing advance facility by HLSS Holdings is referred to as the HLSS Transaction. See Note 11 for additional information regarding the match funded liabilities assumed by HLSS Holdings.

Ocwen received proceeds of $149,798 at closing based on the estimated purchase price as of February 28, 2012. Of that amount, $37,449 was used to prepay a portion of Ocwen’s senior secured term loan facility. On March 31, 2012, the purchase price was reduced to $138,792 as a result of post-closing adjustments that principally resulted from declines in match funded advances between February 28, 2012 and March 5, 2012. Ocwen recorded a liability of $11,006 payable to HLSS.

As part of the HLSS Transaction, Ocwen retains legal ownership of the MSRs and continues to service the related mortgage loans. However, Ocwen will service the loans for a reduced fee because HLSS Holdings has assumed the match funded liabilities as well as the obligation for future servicing advances related to the MSRs. Ocwen is obligated to transfer legal ownership of the MSRs to HLSS Holdings if and when the required third party consents are obtained. At that time, Ocwen would commence subservicing the MSRs under essentially the same terms and conditions pursuant to a subservicing agreement with HLSS Holdings which was also executed on February 10, 2012.

The following table summarizes the purchase price of the assets and liabilities sold to HLSS in connection with the HLSS Transaction:

Sale of MSRs accounted for as a financing	$62,458

Sale of Advance SPEs:
Match funded advances	413,374
Debt service account	14,786
Prepaid lender fees and debt issuance costs	5,422
Other prepaid expenses	1,928
Match funded liabilities	(358,335)
Accrued interest payable and other accrued expenses	(841)
Net assets of Advance SPEs	76,334
Purchase price, as adjusted	138,792
Amount due HLSS for post-closing adjustments	11,006
Cash received at closing	$149,798

Because Ocwen has retained legal title to the MSRs, the sale of the Rights to MSRs to HLSS has been accounted for as a financing. As a result, we have not derecognized the MSRs, and we have established a liability equal to the sales price. If and when the third party consents are obtained, legal title will transfer to HLSS, and we expect to record a sale with the gain deferred and derecognize the MSRs. The sales proceeds represent the estimated fair value of the MSRs. Our investment in the Advance SPEs was sold at carrying value and accounted for as a sale. The consolidated assets and liabilities of the advance SPEs were derecognized at the time of the sale.

We determined that the HLSS Transaction did not constitute the disposal of a business. Therefore, there was no need to consider goodwill in determining the gain on the sale. Because the HLSS Transaction resulted in the sale of a portion of the assets within the Residential Servicing reporting unit which is an indicator that goodwill for the reporting unit should be tested for impairment, we updated our qualitative assessment of whether it was more likely than not that the fair value of the Residential Servicing reporting unit was less than its carrying amount as of March 31, 2012. Our updated assessment indicated that goodwill was not impaired.

In 2010, Ocwen entered into a hedge of the effect of changes in interest rates on the total cash flows of the HomEq Servicing advance financing facility. With the assumption of the financing liabilities by HLSS, Ocwen terminated the hedging relationship and recognized in earnings $5,958 of hedge losses that were included in Accumulated other comprehensive loss. HLSS purchased the Rights to MSRs in March for $10,046 more than Ocwen’s carrying value. This amount will be realized over time as the Rights to MSRs amortize.

Ocwen also entered into an agreement with HLSS Management, LLC (HLSS Management), a wholly owned subsidiary of HLSS, for the provision of certain professional services to us and the provision by us of certain professional services to HLSS Management. See Note 20 for additional information regarding this agreement.

Note 5       Fair Value of Financial Instruments

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

The three broad categories are:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3:	Unobservable inputs for the asset or liability.

Where available, we utilize quoted market prices or observable inputs rather than unobservable inputs to determine fair value. We classify assets in their entirety based on the lowest level of input that is significant to the fair value measurement.

The carrying amounts and the estimated fair values of our financial instruments are as follows at the dates indicated:

		March 31, 2012		December 31, 2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for resale (1)	3	$20,203	$20,203	$20,633	$20,633
Loans, net – restricted for securitization investors (2)	3	56,365	52,905	58,560	55,165
Advances (2)	3	3,001,569	3,001,569	3,733,502	3,733,502
Receivables, net (2)	3	62,235	62,235	83,202	83,202
Financial liabilities:
Match funded liabilities (2)	3	$2,280,323	$2,293,124	$2,558,951	$2,569,131
Lines of credit and other secured borrowings (2)	3	550,618	560,365	540,369	550,860
Secured borrowings – owed to securitization investors (2)	3	51,622	50,870	53,323	52,652
Debt securities (2)	2	26,119	24,682	82,554	92,125
Derivative financial instruments, net (3)	3	$(12,806)	$(12,806)	$(16,676)	$(16,676)

(1)	Measured at fair value on a non-recurring basis.

(2)	Financial instruments disclosed, but not carried, at fair value.

(3)	Measured at fair value on a recurring basis.

The methodologies that we use and key assumptions that we make to estimate the fair value of instruments are described in more detail by instrument below:

Derivative Financial Instruments

Our derivatives are not exchange-traded and therefore quoted market prices or other observable inputs are not available. Fair value is based on information provided by third-party pricing sources. Third-party valuations are derived from proprietary models based on inputs that include yield curves and contractual terms such as fixed interest rates and payment dates. Although we do not adjust the information obtained from the third-party pricing sources, we review this information to ensure that it provides a reasonable basis for estimating fair value. Our review is designed to identify information that appears stale, information that has changed significantly from the prior period, and other indicators that the information may not be accurate. For interest rate contracts, significant increases or decreases in the unobservable portion of the yield curves in isolation will result in substantial changes in the fair value measurement. See Note 15 for additional information on derivative financial instruments.

Loans Held for Resale

Loans held for resale are reported at the lower of cost or fair value. We account for the excess of cost over fair value as a valuation allowance with changes in the valuation allowance included in Loss on loans held for resale, net, in the period in which the change occurs. All loans held for resale were measured at fair value because their cost of $34,164 exceeded their estimated fair value of $20,203 at March 31, 2012. At March 31, 2012 and December 31, 2011, the carrying value of loans held for resale is net of a valuation allowance of $13,961 and $14,257, respectively. Current market illiquidity has reduced the availability of observable pricing data.

When we enter into an agreement to sell a loan to an investor at a set price, the loan is valued at the commitment price. The fair value of loans for which we do not have a firm commitment to sell is based upon a discounted cash flow analysis. We stratify our fair value estimate of uncommitted loans held for resale based upon the delinquency status of the loans. We base the fair value of our loans on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. The more significant inputs used in estimating future cash flows on performing loans are: historical default rates, re-performance rates on defaulted loans, loss severity on defaulted loans, average resolution timeline, average coupon; and a discount rate. The more significant inputs used in estimating future cash flows on non-performing loans are: the current market value, the resolution timeline; estimated foreclosure and disposition costs; and a discount rate.

The more significant assumptions used in the March 31, 2012 valuation of performing loans include: historical default rates of 5% to 10%; re-performance rates on defaulted loans of 35%; loss severity on defaulted loans of 20% to 50%; an average resolution timeline of 12 months; an average coupon of 7.8%; and a discount rate of 10%. Significant assumptions used in the March 31, 2012 valuation of nonperforming loans include: the current market value of the underlying collateral based on third party sources such as appraisals or broker price opinions; a resolution timeline of 10 to 42 months depending on the state in which the property is located and the type of property; estimated foreclosure and disposition costs that are based on historical experience and considering that state in which the property is located and the type of property; and a discount rate of 15%.

Loans – Restricted for Securitization Investors

Loans – restricted for securitization investors are reported at cost, less an allowance for loan losses and are comprised of loans that are secured by first or second liens on one- to four-family residential properties. We base the fair value of our loans on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. Significant assumptions include expected prepayment rates and delinquency and cumulative loss curves. The more significant assumptions used in our March 31, 2012 valuations were: prepayment speeds of 3% to 6%; default rates of 20% to 28%; and a discount rate of 20% to 22%.

Mortgage Servicing Rights

We estimate the fair value of our MSRs by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The most significant assumptions used in our internal valuation are the speed at which mortgages prepay and delinquency experience, both of which we derive from our historical experience and available market data. Other assumptions used in our internal valuation are:

•	Cost of servicing	•	Interest rate used for computing float earnings
•	Discount rate	•	Compensating interest expense
•	Interest rate used for computing the cost of Servicing advances	•	Collection rate of other ancillary fees

The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, prepayment penalties, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. We derive prepayment speeds and delinquency assumptions from historical experience adjusted for prevailing market conditions. We develop the discount rate internally, and we consider external market-based assumptions in determining the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing. The more significant assumptions used in the March 31, 2012 valuation include prepayment speeds ranging from 14.32% to 22.14% (depending on loan type) and delinquency rates ranging from 15.97% to 24.17% (depending on loan type). Other assumptions include an interest rate of 1-month LIBOR plus 4% for computing the cost of financing advances, an interest rate of 1-month LIBOR for computing float earnings and a discount rate of 20%.

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

Borrowings

We base the fair value of our debt securities on quoted prices in markets with limited trading activity. The carrying value of match funded liabilities and secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other match funded or secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. We estimate principal repayments of match funded liabilities during the amortization period based on our historical advance collection rates and taking into consideration any plans to refinance the notes. The more significant assumptions used in the March 31, 2012 valuation of match funded liabilities bearing a fixed interest rate were a discount rate of 2.5% to 3.5% and estimated repayments using an advance reduction curve that is based on historical experience.

The following table presents assets and liabilities measured at fair value categorized by input level within the fair value hierarchy:

	Carrying value	Level 1	Level 2	Level 3
At March 31, 2012:
Measured at fair value on a recurring basis:
Derivative financial instruments, net	$(12,806)	—	—	$(12,806)
Measured at fair value on a non-recurring basis:
Loans held for resale	20,203	—	—	20,203
MSRs (1)	204	—	—	204

At December 31, 2011:
Measured at fair value on a recurring basis:
Derivative financial instruments, net	$(16,676)	$—	$—	$(16,676)
Measured at fair value on a non-recurring basis:
Loans held for resale	20,633	—	—	20,633
Mortgage servicing rights (1)	214	—	—	214

(1)	Balances represent the carrying value of the impaired stratum of MSRs, net of a valuation allowance of $2,494 and $2,290 at March 31, 2012 and December 31, 2011, respectively. The estimated fair value exceeded amortized cost for all other strata.

The following tables present a reconciliation of the changes in fair value of our Level 3 assets that we measure at fair value on a recurring basis for the periods indicated:

	Derivative Financial Instruments
For the three months ended March 31,	2012	2011

Beginning balance	$(16,676)	$(15,351)

Purchases, issuances, sales and settlements:
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	2,357	46
	2,357	46

Total realized and unrealized gains and (losses) (1):
Included in Other, net	3,468	(353)
Included in Other comprehensive income (loss)	(1,955)	3,261
	1,513	2,908

Transfers in and / or out of Level 3	—	—
Ending balance	$(12,806)	$(12,397)

(1)	Total net (losses) gains attributable to derivative financial instruments still held at March 31, 2012 and 2011 were $(4,272) and $(2,908), respectively.

Note 6       Advances

Advances, representing payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	March 31, 2012	December 31, 2011
Servicing:
Principal and interest	$25,359	$30,462
Taxes and insurance	32,180	33,387
Foreclosure and bankruptcy costs	11,181	8,390
Other	25,803	27,442
	94,523	99,681
Corporate Items and Other	3,875	3,910
	$98,398	$103,591

Note 7       Match Funded Advances

Match funded advances on residential loans we service for others, as more fully described in Note 1—Principles of Consolidation-Financings of Advances on Loans Serviced for Others, are comprised of the following at the dates indicated:

	March 31, 2012	December 31, 2011
Principal and interest	$1,344,017	$1,679,536
Taxes and insurance	1,164,296	1,452,707
Foreclosure and bankruptcy costs	228,133	259,231
Real estate servicing costs	83,823	121,705
Other	82,902	116,732
	$2,903,171	$3,629,911

Note 8       Mortgage Servicing

Servicing Assets. Servicing assets, or MSRs, are comprised of a single residential class. MSRs are an intangible asset representing the right to service a portfolio of mortgage loans. We generally obtain MSRs by purchasing them from the owners of the mortgage loans. The following table summarizes the activity in the carrying value of residential servicing assets for the three months ended March 31, 2012:

Balance at December 31, 2011	$293,152
Purchases	—
Increase in impairment valuation allowance	(204)
Amortization (1)	(15,232)
Balance at March 31, 2012	$277,716

(1)	In the Consolidated Statement of Operations, Amortization of mortgage servicing rights is reported net of the amortization of servicing liabilities and includes the amount of charges we recognized to increase servicing liability obligations.

As disclosed in Note 4, we sold certain Rights to MSRs related to serviced loans with a UPB of approximately $15.2 billion on March 5, 2012 as part of the HLSS Transaction. The sales price of $62,458 represents the fair value of the MSRs at the time of the sale. We accounted for this sale as a financing because we retained legal title to the MSRs. As a result, we did not derecognize the MSRs, and we established a liability equal to the sales price. If and when the third party consents are obtained, legal title will transfer to HLSS, and we expect to record a sale with the gain deferred and derecognize the MSRs. Until such time, we continue to recognize the full amount of servicing revenue and amortization of the MSRs. The carrying value of the MSRs at March 31, 2012 was $51,298.

The following table presents the composition of our servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents purchased MSRs while subservicing generally represents all other MSRs.

UPB of Assets Serviced:	Residential	Commercial	Total
March 31, 2012:
Servicing	$75,930,077	$—	$75,930,077
Subservicing	22,510,389	367,356	22,877,745
	$98,440,466	$367,356	$98,807,822
December 31, 2011:
Servicing	$78,675,160	$—	$78,675,160
Subservicing	23,524,062	290,863	23,814,925
	$102,199,222	$290,863	$102,490,085

Residential assets serviced consist principally of mortgage loans, primarily subprime, but also include foreclosed real estate. Residential assets include small-balance commercial assets that are managed using the REALServicing™ application. Commercial assets subserviced consist of large-balance foreclosed real estate. Assets serviced for others are not included on our Consolidated Balance Sheet.

Custodial accounts, which hold funds representing collections of principal and interest we receive from borrowers, are held in escrow by an unaffiliated bank and excluded from our Consolidated Balance Sheet. Custodial accounts amounted to approximately $523,800 and $555,500 at March 31, 2012 and December 31, 2011, respectively.

Valuation Allowance for Impairment. During 2008, we established a valuation allowance for impairment of $3,624 on the high-loan-to-value stratum of our MSRs as the estimated fair value was less than the carrying value. Changes in the valuation allowance for impairment are reflected in Servicing and origination expenses in our Consolidated Statement of Operations. Net of the valuation allowance of $2,494 and $2,290, the carrying value of this stratum was $204 and $214 at March 31, 2012 and December 31, 2011, respectively. For all other strata, the fair value exceeded the carrying value at March 31, 2012.

The estimated fair value of residential MSRs at March 31, 2012 and December 31, 2011 was $316,078 and $340,015, respectively.

Servicing Liabilities. Servicing liabilities are included in Other liabilities. See Note 14 for additional information.

Note 9       Receivables

Receivables consisted of the following at the dates indicated:

	Receivables	Allowance for Credit Losses	Net
March 31, 2012
Servicing (1)	$38,727	$(2,576)	$36,151
Income taxes receivable	13,879	—	13,879
Affordable housing (2)	5,568	(5,019)	549
Due from HLSS (3)	4,550	—	4,550
Due from Altisource (3)	3,206	—	3,206
Derivatives, at fair value (4)	2,750	—	2,750
Other	2,848	(1,698)	1,150
	$71,528	$(9,293)	$62,235

December 31, 2011
Servicing (1)	$53,852	$(1,648)	$52,204
Income taxes receivable	21,518	—	21,518
Affordable housing (2)	5,568	(5,019)	549
Due from Altisource (3)	2,309	—	2,309
Derivatives, at fair value (4)	3,600	—	3,600
Other	4,284	(1,262)	3,022
	$91,131	$(7,929)	$83,202

(1)	Balances arise from our Servicing business and primarily include reimbursable expenditures due from investors and amounts to be recovered from the custodial accounts of the trustees.

(2)	Balances primarily represent payments to be received for proceeds from sales of investments in affordable housing properties. None of these receivables is delinquent.

(3)	See Note 20 for additional information regarding transactions with HLSS and Altisource.

(4)	Balances represent the fair value of the interest rate cap we entered into in 2011. See Note 15 for additional information regarding our use of derivative financial instruments.

Receivable balances are evaluated individually. The change in the allowance for credit losses for the three months ended March 31, 2012 and the balance of the related receivables at those dates were as follows (the disclosure requirements for the allowance for credit losses do not apply to mortgage banking activities, including the long-term servicing of loans, such as the activities of our Servicing segment):

	Affordable Housing	Other	Total

Allowance for credit losses balance at December 31, 2011	$5,019	$1,262	$6,281
Charge offs	—	—	—
Recoveries	—	—	—
Provision (reversal), net	—	455	455
Other	—	(19)	(19)
Allowance for credit losses balance at March 31, 2012	$5,019	$1,698	$6,717

Receivables balance at March 31, 2012	$5,568	$2,848	$8,416

Note 10       Other Assets

Other assets consisted of the following at the dates indicated:

	March 31, 2012	December 31, 2011
Debt service accounts (1)	$106,679	$115,867
Interest earning collateral deposits (2)	29,675	27,191
Prepaid lender fees and debt issuance costs, net (3)	18,502	27,113
Real estate, net	3,061	3,368
Prepaid expenses and other	10,026	12,403
	$167,943	$185,942

(1)	Under our three advance funding facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balances also include amounts that have been set aside from the proceeds of our four match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. These funds are held in interest earning accounts. As disclosed in Note 4, in March 2012 we transferred to HLSS the debt service account related to the match funded liabilities assumed by HLSS. This account had a balance of $14,786 at the time of the transfer.

(2)	The balances include $19,528 and $19,623 of cash collateral held by the counterparties to certain of our derivative agreements at March 31, 2012 and December 31, 2011, respectively.

(3)	Unamortized costs relate to match funded liabilities and other secured borrowings of the Servicing segment. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt. As disclosed in Note 4, we transferred $5,422 of deferred costs to HLSS in connection with their assumption of the related match funded liabilities in March 2012.

Note 11       Match Funded Liabilities

Match funded liabilities, as more fully described in Note 1—Principles of Consolidation – Match Funded Advances on Loans Serviced for Others, are comprised of the following at:

				Unused	Balance Outstanding
			Amortization	Borrowing	March 31,	December 31,
Borrowing Type	Interest Rate	Maturity (1)	Date (1)	Capacity (2)	2012	2011
Promissory Note (3)	3.3875%	Sept. 2013	Sept. 2013	$125,077	$1,767,723	$1,784,043
Advance Receivable Backed Note Series 2009-3 (4)	4.14%	July 2023	July 2012	—	210,000	210,000
Variable Funding Note Series 2009-2	1-Month LIBOR + 350 bps	Nov. 2023	Nov. 2012	100,000	—	—
Variable Funding Note Series 2009-1 (5)	Commercial paper rate + 200 bps or 1-Month LIBOR plus 325 bps	Dec. 2023	Dec. 2012	647,205	152,795	11,687
Advance Receivable Backed Note Series 2010-1 (4)(6)	3.59%	Sep. 2023	Feb. 2011	—	—	40,000
Class A-1 Term Note (7)	Commercial paper rate + 350 bps	Aug. 2043	Aug. 2013	—	—	340,185
Class A-2 Variable Funding Note (7)	Commercial paper rate + 350 bps	Aug. 2043	Aug. 2013	—	—	—
Class B Term Note (7)	Commercial paper rate + 525 bps	Aug. 2043	Aug. 2013	—	—	15,850
Class C Term Note (7)	Commercial paper rate + 625 bps	Aug. 2043	Aug. 2013	—	—	15,056
Class D Term Note (7)	1-Month LIBOR + 750 bps	Aug. 2043	Aug. 2013	—	—	11,638
Advance Receivable Backed Notes	1-Month LIBOR + 200 bps	Jan. 2014	July 2013	115,195	149,805	130,492
				$987,477	$2,280,323	$2,558,951

(1)	The amortization date of our facilities is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. In two advance facilities, there are multiple notes outstanding. For each note, after the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.

(2)	Unused borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At March 31, 2012, we had no available unused collateral to pledge.

(3)	This note was issued in connection with the financing of advances acquired in connection with the acquisition of Litton on September 1, 2011. Borrowing capacity under this facility declined to $1,892,800 on March 1, 2012 and will further decline to $1,637,591 on September 1, 2012, $1,403,650 on March 1, 2013 and $1,169,708 on September 1, 2013.

(4)	These notes were issued under the Term Asset-Backed Securities Loan Facility program administered by the Federal Reserve Bank of New York.

(5)	The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 200 bps or 1-Month LIBOR plus 325 bps if the lender funds its lending other than through commercial paper. Effective March 12, 2012 the lender transferred this note from its commercial paper conduit and began charging interest based on 1-Month LIBOR. Beginning June 15, 2012, maximum borrowing capacity under this note will be reduced to the extent that the lender’s commitment under any other advance facilities of Ocwen or its affiliates exceeds $200,000.

(6)	This note entered into its amortization period in February 2011. The 2010-1 Indenture Supplement provided for scheduled amortization of $40,000 per quarter through January 2012.

(7)	These notes were issued in connection with the financing of advances acquired as part of the HomEq Acquisition. The Class D Term Note was repaid in full on March 2, 2012. On March 5, 2012, HLSS assumed the remaining balances as part of the HLSS Transaction.

Note 12       LINES OF CREDIT AND OTHER SECURED BORROWINGS

Lines of credit and other secured borrowings are comprised of the following:

				Unused	Balance Outstanding
Borrowings	Collateral	Interest Rate	Maturity	Borrowing Capacity	March 31, 2012	December 31, 2011

Servicing:
Senior secured term loan (1)	(1)	1-Month LIBOR + 550 bps with a LIBOR floor of 1.50% (1)	Sept. 2016	$—	$494,426	$546,250
Financing liability – MSRs pledged (2)	MSRs (2)	(2)	(2)	—	61,674	—
				—	556,100	546,250
Corporate Items and Other
Securities sold under an agreement to repurchase (3)	Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes	(3)	(3)	—	4,265	4,610
					560,365	550,860
Discount (1)				—	(9,747)	(10,491)
				$—	$550,618	$540,369

(1)	On September 1, 2011, we entered into a senior secured term loan facility agreement and borrowed $575,000 that was primarily used to fund a portion of the Litton Acquisition. The loan was issued with an original issue discount of $11,500 that we are amortizing over the term of the loan. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate [the greatest of (i) the prime rate of Barclays Bank PLC in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR)], plus a margin of 4.50% and a base rate floor of 2.50% or (b) 1-Month LIBOR, plus a margin of 5.50% with a 1-Month LIBOR floor of 1.50%. We are required to repay the principal amount of the loan in consecutive quarterly installments of $14,375 per quarter commencing September 30, 2011 through June 30, 2016, with the balance becoming due on September 1, 2016. The loan is secured by a first priority security interest in substantially all of the tangible and intangible assets of Ocwen.

(2)	On March 5, 2012, Ocwen completed the HLSS Transaction, in which it transferred to HLSS the Rights to MSRs that had been acquired as part of the HomEq Acquisition. However, because Ocwen has not yet transferred legal title to the MSRs, the sale was accounted for as a financing with the proceeds from the sale of the MSRs recorded as a financing liability. The financing liability is being amortized using the interest method with the servicing income that is remitted to HLSS representing payments of principal and interest. The liability has no contractual maturity but will be amortized over the estimated life of the pledged MSRs. The balance of the liability is reduced each month based on the change in the estimated fair value of the pledged MSRs. See Note 4 for additional information regarding the HLSS Transaction.

(3)	In August 2010, we obtained financing under a repurchase agreement for the Class A-2 and A-3 notes issued by Ocwen Real Estate Asset Liquidating Trust 2007-1 which have a current face value of $28,610. This agreement has no stated credit limit and lending is determined for each transaction based on the acceptability of the securities presented as collateral. Borrowings mature and are renewed monthly. The borrowings secured by the Class A-2 notes bear interest at 1-Month LIBOR + 200 basis points and borrowings secured by the Class A-3 notes bear interest at 1-Month LIBOR + 300 basis points.

Note 13       DEBT SECURITIES

Debt securities consisted of the following at the periods indicated:

	March 31, 2012	December 31, 2011
3.25% Contingent Convertible Senior Unsecured Notes due August 1, 2024	$—	$56,435
10.875% Capital Securities due August 1, 2027	26,119	26,119
	$26,119	$82,554

On February 27, 2012, we provided notice of redemption to all the holders of our 3.25% Contingent Convertible Senior Unsecured Notes (Convertible Notes) stating our election to redeem all of the outstanding notes on March 28, 2012 (Redemption Date). Of the $56,435 outstanding principal balance of the Convertible Notes, $56,410 was converted to 4,635,159 shares of common stock at a conversion rate of 82.1693 per $1,000 (in dollars) principal amount (representing a conversion price of $12.17 per share) with 11 fractional shares settled in cash. The remaining $25 principal balance of the Convertible Notes was redeemed at a cash price of 100% of principal outstanding, plus accrued and unpaid interest.

Note 14       OTHER LIABILITIES

Other liabilities were comprised of the following at December 31:

	March 31, 2012	December 31, 2011
Accrued expenses (1)	$44,718	$53,516
Payable to servicing and subservicing investors (2)	31,470	28,824
Checks held for escheat	22,974	24,687
Derivatives, at fair value (3)	15,556	20,276
Payable to HLSS (4)	12,384	—
Servicing liabilities (5)	8,744	9,662
Payable to Altisource (4)	5,579	4,274
Liability for selected tax items	4,607	4,524
Accrued interest payable	2,497	4,140
Other	11,287	8,746
	$159,816	$158,649

(1)	As disclosed in Note 3, accrued expenses include lease termination liabilities of $9,463 and $5,287 at March 31, 2012 and December 31, 2011, respectively, related to our closure of Litton and HomEq facilities. Accrued expenses also include accruals for litigation of $5,127 and $5,550 at March 31, 2012 and December 31, 2011, respectively.

(2)	The balance represents amounts due to investors in connection with loans we service under servicing and subservicing agreements.

(3)	See Note 15 for additional information regarding derivatives.

(4)	See Note 20 for additional information regarding transactions with HLSS and Altisource.

(5)	We recognize a servicing liability for those agreements that are not expected to compensate us adequately for performing the servicing. During the three months ended March 31, 2012 and 2011, amortization of servicing liabilities exceeded the amount of charges we recognized to increase servicing liability obligations by $918 and $701, respectively. Amortization of mortgage servicing rights is reported net of this amount in the Consolidated Statement of Operations.

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

Foreign Currency Exchange Rate Risk Management

In August and October 2011, we entered into foreign exchange forward contracts with a notional amount of $59,400 to hedge against the effect of changes in the value of the India Rupee (INR) on amounts payable to our India subsidiary, OFSPL, through February 2013. These contracts replaced those that expired in April 2011. We did not designate the foreign exchange contracts as hedges. On January 27, 2012, we terminated the remaining foreign exchange forward contracts.

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

The following summarizes our use of swaps at March 31, 2012 to hedge the effects of changes in the interest rate environment on borrowings under our advance funding facilities:

Purpose	Date Opened	Effective Date (1)	Maturity	We Pay	We Receive	Notional Amount	Fair Value
Not designated as hedges:
Hedge the effects of a change in 1-Month LIBOR on borrowing under a $265,000 advance funding facility (2)	April 2010	July 2010	July 2013	2.0590%	1-Month LIBOR	$250,000	$(5,844)
Hedge the effects of a change in the lender’s commercial paper rate and 1-Month LIBOR on borrowing under an advance facility (3)	May 2010 and June 2010	September 2010	August 2013	1.5750% and 1.5275%	1-Month LIBOR	407,089	(6,148)
Total not designated as hedges						657,089	(11,992)

Designated as hedges:
Hedge the effects of changes in 1-Month LIBOR or the lenders’ commercial paper rate on advance funding facilities	October 2011	June 2013	January 2015	0.9275% and 0.9780%	1-Month LIBOR	201,892	(2,407)
Hedge the effects of changes in 1-Month LIBOR or the lenders’ commercial paper rate on advance funding facilities (4)	December 2011	February 2012	January 2015	0.7000% and 0.6825%	1-Month LIBOR	464,834	(1,157)
Total designated as hedges						666,726	(3,564)
Total						$1,323,815	$(15,556)

(1)	The effective date of the swap is the date from which monthly settlements begin to be computed.

(2)	We originally designated this swap as a cash flow hedge; however, the hedging relationship failed to meet the effectiveness criterion both for the third quarter of 2011 and on a prospective basis beyond the third quarter because declines in advances pledged as collateral to the hedged debt resulted in lower than anticipated borrowings. As a result, we discontinued hedge accounting for this hedging relationship effective July 1, 2011 and began amortizing to earnings the $6,179 of deferred losses in Accumulated other comprehensive loss. Unamortized deferred losses were $3,862 at March 31, 2012. Amortization will continue until the related advance facility matures in July 2013. The balance outstanding under the advance facility at March 31, 2012 was $149,805.

(3)	The hedging relationship was terminated when the advance facility was assumed on March 5, 2012 by HLSS as part of the HLSS Transaction. See Note 4 for additional information regarding the match funded liabilities assumed by HLSS Holdings.

(4)	Projected net settlements on the swaps for the next twelve months total approximately $1,300 of payments to the counterparties.

The following table summarizes our use of derivatives during the three months ended March 31, 2012:

	Interest Rate Cap	Foreign Exchange Forwards	Interest Rate Swaps

Notional balance at December 31, 2011	$1,600,000	$46,200	$1,393,685
Additions	—	—	—
Maturities	—	—	(69,870)
Terminations	—	(46,200)	—
Notional balance at March 31, 2012	$1,600,000	$—	$1,323,815

Fair value of derivative assets (liabilities) at (1):
March 31, 2012	$2,750	$—	$(15,556)
December 31, 2011	$3,600	$(5,785)	$(14,491)

Maturity	May 2014	—	July 2013 to January 2015

(1)	Derivatives are reported at fair value in Receivables or Other liabilities.

Other income (expense), net, includes the following related to derivative financial instruments for the three months ended March 31:

	2012	2011
Net realized and unrealized gains (losses) on derivative financial instruments that are not designated as hedges (1)	$3,405	$(110)
Unrealized gains (losses) arising from ineffectiveness of interest rate swaps designated as cash flow hedges	63	(243)
Amortization of deferred losses included in Accumulated other comprehensive loss related to a discontinued hedging relationship	(772)	—
Write off of deferred losses included in Accumulated other comprehensive loss related to the hedge against the effects of changes in interest rates on an advance financing facility assumed by HLSS (See Note 4)	(5,958)	—
	$(3,262)	$(353)

(1)	Includes the gain of $3,359 that we realized upon termination of the remaining foreign exchange forward contracts.

Included in Accumulated other comprehensive loss at March 31, 2012 and December 31, 2011, respectively, were $7,338 and $12,114 of deferred unrealized losses, before taxes of $2,650 and $4,354, respectively, on the interest rate swaps that we designated as cash flow hedges.

Note 16       SERVICING AND SUBSERVICING FEES

We earn fees for providing services to owners of mortgage loans and foreclosed real estate. The following table presents the principal components of servicing and subservicing fees for the three months ended March 31:

	2012	2011
Loan servicing and subservicing fees	$112,589	$77,437
Late charges	18,845	8,544
Home Affordable Modification Program (HAMP) fees	12,684	8,638
Loan collection fees	3,339	2,554
Custodial accounts (float earnings)	787	539
Other	6,859	4,793
	$155,103	$102,505

Note 17       INTEREST EXPENSE

The following table presents the components of Interest expense for each category of our interest-bearing liabilities for the three months ended March 31:

	2012	2011
Match funded liabilities	$31,115	$20,784
Secured borrowings – owed to securitization investors	256	196
Lines of credit and other secured borrowings	14,222	15,238
Debt securities:
3.25% Convertible Notes	153	459
10.875% Capital Trust Securities	710	710
Escrow deposits	468	156
	$46,924	$37,543

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

	2012	2011
Basic EPS:
Net income attributable to Ocwen Financial Corporation	$19,349	$22,074

Weighted average shares of common stock	130,649,595	100,762,446

Basic EPS	$0.15	$0.22

Diluted EPS:
Net income attributable to Ocwen Financial Corporation	$19,349	$22,074
Interest expense on Convertible Notes, net of income tax (1)	99	293
Adjusted net income attributable to OCN	$19,448	$22,367

Weighted average shares of common stock	130,649,595	100,762,446
Effect of dilutive elements:
Convertible Notes (1)	4,057,736	4,637,224
Stock options (2) (3)	3,337,571	2,378,105
Common stock awards	1,368	—
Dilutive weighted average shares of common stock	138,046,270	107,777,775

Diluted EPS	$0.14	$0.21

Stock options excluded from the computation of diluted EPS:
Anti-dilutive(2)	151,250	20,000
Market-based(3)	558,750	1,615,000

(1)	Prior to the redemption of the Convertible Notes in March 2012, we computed their effect on diluted EPS using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, were added back to net income. We assumed the conversion of the Convertible Notes into shares of common stock for purposes of computing diluted EPS unless the effect was anti-dilutive. The effect is anti-dilutive whenever interest expense on the Convertible Notes, net of income tax, per common share obtainable on conversion exceeds basic EPS. As disclosed in Note 13, we issued 4,635,159 shares of common stock upon conversion of the Convertible Notes.

(2)	These stock options were anti-dilutive because their exercise price was greater than the average market price of our stock.

(3)	Shares that are issuable upon the achievement of certain performance criteria related to OCN’s stock price and an annualized rate of return to investors.

Note 19       Business Segment Reporting

Our business segments reflect the internal reporting that we use to evaluate operating performance of products and services and to assess the allocation of our resources.

A brief description of our current business segments is as follows:

Servicing. Through this segment, we provide residential and commercial mortgage loan servicing, special servicing and asset management services. We earn fees for providing these services to owners of the mortgage loans and foreclosed real estate. In most cases, we provide these services either because we purchased the MSRs from the owner of the mortgage or because we entered into a subservicing or special servicing agreement with the entity that owns the MSR. Subprime loans represent the largest category, or strata of the residential loans that we service. Subprime loans represent residential loans that were made to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac (nonconforming loans) or have subsequently become delinquent. This segment is primarily comprised of our core residential servicing business.

Corporate Items and Other. Corporate Items and Other includes items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash and certain corporate expenses. Loans held for resale, Investments in unconsolidated entities and Debt securities are also included in Corporate Items and Other. Other business activities included in Corporate Items and Other that are not considered to be of continuing significance include our affordable housing investment activities

We allocate interest income and expense to each business segment for funds raised or for funding of investments made, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. We also allocate expenses generated by corporate support services to each business segment.

Financial information for our segments is as follows:

	Servicing	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations

For the three months ended March 31, 2012

Revenue	$164,192	$658	$(304)	$164,546
Operating expenses (1)	82,879	3,395	(147)	86,127
Income (loss) from operations	81,313	(2,737)	(157)	78,419
Other income (expense), net:
Interest income	—	2,312	—	2,312
Interest expense (1)	(46,526)	(398)	—	(46,924)
Other	(310)	(3,535)	157	(3,688)
Other expense, net	(46,836)	(1,621)	157	(48,300)
Income (loss) before income taxes	$34,477	$(4,358)	$—	$30,119

For the three months ended March 31, 2011

Revenue	$110,869	$471	$(334)	$111,006
Operating expenses (1)	39,783	1,570	(154)	41,199
Income (loss) from operations	71,086	(1,099)	(180)	69,807
Other income (expense), net:
Interest income	47	2,122	—	2,169
Interest expense (1)	(37,501)	(42)	—	(37,543)
Other	1,148	(1,272)	180	56
Other income (expense), net	(36,306)	808	180	(35,318)
Income (loss) before income taxes	$34,780	$(291)	$—	$34,489

Total Assets
March 31, 2012	$3,530,184	$964,327	$—	$4,494,511
December 31, 2011	$4,310,354	$426,803	$—	$4,737,157
March 31, 2011	$2,153,047	$412,740	$—	$2,565,787

(1)	Depreciation and amortization expense are as follows:

	Servicing	Corporate Items and Other	Business Segments Consolidated
For the three months ended March 31, 2012:
Depreciation expense	$255	$578	$833
Amortization of MSRs	14,314	—	14,314
Amortization of debt discount	745	—	745
Amortization of debt issuance costs – senior secured term loan	920	—	920

For the three months ended March 31, 2011:
Depreciation expense	$25	$725	$750
Amortization of MSRs	8,923	—	8,923
Amortization of debt discount	6,046	—	6,046
Amortization of debt issuance costs – senior secured term loan	7,771	—	7,771

Note 20       Related Party Transactions

Ocwen’s Chairman of the Board of Directors, William C. Erbey, also serves as Chairman of the Board for both Altisource and HLSS. As a result, he has obligations to Ocwen as well as to Altisource and HLSS. Mr. Erbey currently owns approximately 13% of the common stock of Ocwen, approximately 25% of the common stock of Altisource and approximately 5% of the common stock of HLSS.

For purposes of governing certain of the ongoing relationships between Ocwen and Altisource after the spin-off in August 2009, and to provide for an orderly transition to the status of two independent companies, we entered into certain agreements with Altisource. Under these agreements, Altisource and Ocwen provide to each other services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, tax matters, risk management, law, strategic planning, compliance and other areas where we, and Altisource, may need assistance and support. Altisource also provides certain technology products and support services to us, including the REALSuite™ of applications that support our Servicing business. In addition, in the third quarter of 2011, Ocwen and Altisource entered into a Data Access and Services Agreement under which Ocwen agreed to make available to Altisource certain data from Ocwen’s servicing portfolio in exchange for a per asset fee.

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

For the three months ended March 31, 2012 and 2011, we generated revenues of $3,612 and $2,906 respectively, under our agreements with Altisource. We also incurred expenses of $6,530 and $5,091 for the three months ended March 31, 2012 and 2011, respectively, principally for technology products and support services including the REALSuite™ of products that support our Servicing business. At March 31, 2012 and December 31, 2011, the net payable to Altisource was $2,373 and $1,965, respectively.

Ocwen subleases from Altisource its principal executive office space in Atlanta, Georgia under an agreement entered into in 2010.

Ocwen and Altisource each hold a 49% equity interest in Correspondent One. Correspondent One facilitates the purchase of conforming and government-guaranteed residential mortgages from approved mortgage originators and resells the mortgages to secondary market investors. Correspondent One provides members of Lenders One additional avenues to sell loans beyond Lenders One’s preferred investor arrangements and the members’ own network of loan buyers.

As disclosed in Note 4, Ocwen entered into an agreement with HLSS Management for the provision of certain professional services and the provision by us of certain professional services to HLSS Management. Services provided by HLSS Management include valuation analysis of potential MSR acquisitions, treasury management services and other similar services. Services provided by Ocwen include legal, licensing and regulatory compliance support services, risk management services and other similar services. This agreement has an initial term of six years and is subject to termination by either party upon the occurrence of certain events. The fees charged by Ocwen and HLSS Management are based on the actual costs incurred by the party providing the service plus an additional markup of 15%.

For the period from March 5, 2012 through March 31, 2012, we earned $10 of revenues and incurred $251 of expenses under our professional services agreement with HLSS Management. At March 31, 2012, the net payable to HLSS was $7,834 which consists principally of the $11,006 due to HLSS for the adjustment to the purchase price for the HLSS Transaction, less $2,732 due to Ocwen as a fee for servicing the loans to which HLSS holds the Rights to MSRs and $1,808 due to Ocwen for the reimbursement of advances made on behalf of HLSS on loans subject to the Rights to MSRs that we continue to service. Since March 5, 2012, HLSS has reimbursed Ocwen for $95,889 of such advances.

Note 21       REGULATORY REQUIREMENTS

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

In April 2012, the CFPB announced that it is considering new rules under the Dodd-Frank Act that would require mortgage servicers to (i) warn borrowers before any interest rate adjustments on their mortgages and provide alternatives for borrowers to consider, (ii) provide monthly mortgage statements that explicitly breakdown principal, interest, fees, escrow, and due dates, (iii) provide options for avoiding lender-placed, or “forced-placed”, insurance, (iv) provide early outreach to borrowers in danger of default regarding options to avoid foreclosure, (v) provide that payments be credited to borrower accounts the day they are received, (vi) require borrower account records be kept current, (vii) provide increased accessibility to servicing staff and records for borrowers, and (viii) investigate errors within 30 days and improve staff accessibility to consumers, among other things. The CFPB stated that it will seek public comment before formally promulgating the rules, which are expected to be finalized by early next year.

There are a number of foreign laws and regulations that are applicable to our operations in India and Uruguay, including acts that govern licensing, employment, safety, taxes, insurance, and the laws and regulations that govern the creation, continuation and the winding up of companies as well as the relationships between the shareholders, the company, the public and the government in both countries.

Note 22       Commitments and Contingencies

Litigation

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

We are subject to various other pending legal proceedings, including those subject to loss sharing provisions of the Litton Acquisition. In our opinion, the resolution of those proceedings will not have a material effect on our financial condition, results of operations or cash flows.

Tax Matters

On December 21, 2009, the India tax authorities issued a draft income tax assessment order (the First Order) with respect to assessment year 2006 – 2007. The proposed adjustment would impose upon OFSPL additional tax of INR 41,760 ($816) and interest of INR 18,297 ($358) for the Assessment Year 2006 – 2007, and penalties may be assessed. OCN and OFSPL intend to vigorously contest this Order and any imposition of tax and interest and do not believe they have violated any statutory provision or rule. OFSPL has filed an application with the Dispute Resolution Panel for the First Order. OFSPL received the final assessment order (the Second Order) on November 24, 2010, with a demand of INR 64,085 ($1,252), reflecting tax of INR 41,712 ($815) and interest of INR 22,373 ($437). In response, OFSPL petitioned for assistance to be provided by the Competent Authority under the Mutual Agreement Procedures of the U.S./India income tax treaty, furnished a Bank Guarantee for INR 76,754 ($1,500) related to transfer pricing matters and paid INR 7,647 ($149) towards non-transfer pricing issues. Furthermore, OFSPL has submitted an appeal of the Second Order to the Income Tax Appellate Tribunal.

On January 4, 2011, OFSPL received a draft assessment order (the Third Order) with respect to assessment year 2007 – 2008. The proposed adjustment would impose upon OFSPL additional tax of INR 63,885 ($1,249) and interest of INR 28,748 ($562). OFSPL filed an application and received no relief from the Dispute Resolution Panel for the Third Order. OFSPL filed an appeal of the Third Order with the Income Tax Appellate Tribunal on December 20, 2011 and simultaneously filed a Competent Authority application under the Mutual Agreement Procedures of the U.S./India income tax treaty. Further, a Bank Guarantee for INR 128,719 ($2,516) was furnished to the India tax authorities with respect to transfer pricing matters and OFSPL obtained abeyance on the demand of INR 4,376 ($86) relating to non-transfer pricing matters. Due to the uncertainties inherent in the Appeals and Competent Authority processes, Ocwen and OFSPL cannot currently estimate any additional exposure beyond the amount currently detailed in the Orders. We also cannot predict when these tax matters will be resolved. Competent Authority assistance requests under the Mutual Agreement Procedures should preserve Ocwen’s right to offset any potential increase in India taxes against Ocwen’s U.S. taxes.

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

Ongoing inquiries into servicer foreclosure processes could result in additional actions by state or federal governmental bodies, regulators or the courts that could result in temporary moratoria on mortgage foreclosures or an extension of foreclosure timelines, which may be applicable generally to the servicing industry or to us in particular. In addition, a number of our match funded advance facilities contain provisions that limit the eligibility of advances to be financed based on the length of time that advances are outstanding, and two of our match funded advance facilities have provisions that limit new borrowings if average foreclosure timelines extend beyond a certain time period, either of which, if such provisions applied, could adversely affect liquidity by reducing our average effective advance rate. In addition, governmental bodies may impose regulatory fines or penalties as a result of our foreclosure processes or impose additional requirements or restrictions on such activities which could increase our operating expenses. Increases in the amount of advances and the length of time to recover advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for advances would lead to increased borrowings, reduced cash and higher interest expense which could negatively impact our liquidity and profitability. With respect to the Servicing segment, Ocwen is not the title owner of record for any foreclosed real estate, and neither Ocwen nor any of its subsidiaries make any type of direct title warranty to a subsequent purchaser of foreclosed real estate.

Ocwen has been a party to loan sales and securitizations dating back to the 1990s. The majority of securities issued in these transactions has been retired and are not subject to put-back risk. There is one remaining securitization with an original UPB of approximately $200,000 where Ocwen provided representations and warranties and the loans were originated in the last decade. Ocwen performed due diligence on each of the loans included in this securitization. The outstanding UPB of this securitization was $45,596 at March 31, 2012, and the outstanding balance of the notes was $45,450. Ocwen is not aware of any inquiries or claims regarding loan put-backs for any transaction where we made representations and warranties. We do not expect loan put-backs to result in any material change to our financial position, operating results or liquidity.

Note 23       Subsequent eventS

On April 2, 2012, Ocwen completed its acquisition of an MSR portfolio of approximately $22.2 billion in UPB of securitized agency and non-agency residential mortgage loans, approximately $9.9 billion of which Ocwen had previously subserviced, from Saxon Mortgage Services, Inc. (the Saxon MSR Transaction). The Saxon MSR Transaction also includes Ocwen’s acquisition of the Seller’s subservicing agreements relating to approximately $2.7 billion in UPB of agency and non-agency residential mortgage loans.

The base purchase price for the Saxon MSR Transaction was $73.8 million which was paid in cash by Ocwen at closing. To finance the Saxon MSR Transaction, we utilized a combination of cash on hand, cash generated through operations, the net proceeds from a public offering of common stock on November 9, 2011 and two new two-year servicing advance facilities to borrow approximately $826 million against the approximately $1,206.8 million in servicing advances associated with the acquired MSRs. The interest rates on the two new facilities are 1-Month LIBOR plus 285 basis points on one facility and the lender’s commercial paper rate plus 225 basis points on the other.

The purchase agreement for the Saxon MSR Transaction was amended in March 2012 such that Ocwen acquired the Seller’s servicing assets, including substantially all of its MSR portfolio and subservicing agreements and certain other assets, rather than its stock and employees. As Ocwen no longer expects to incur any material transition or shut down costs associated with the Saxon MSR Transaction, the base purchase price increased from the previously disclosed estimated base purchase price of $59.3 million.

As part of the Saxon MSR Transaction, the Seller, its parent, Morgan Stanley, and Ocwen have agreed to certain indemnification provisions. Additionally, the Seller and Morgan Stanley agreed to retain certain contingent liabilities for losses, fines and penalties arising from claims by and/or settlements with government authorities and certain third parties relating to the Seller’s and its affiliates’ pre-closing foreclosure, servicing and loan origination practices. Further, the Seller, Morgan Stanley and Ocwen have agreed to share certain losses arising out of third-party claims in connection with the Seller’s pre-closing performance under its servicing agreements.

On April 2, 2012, Ocwen completed its acquisition of certain MSRs from JPMorgan Chase Bank, N.A. (JPMCB) which includes servicing rights for certain third party private securitizations in which neither JPMCB nor any of its affiliated entities were issuers or loan sellers. The transaction relates to MSRs for approximately 41,200 non-prime loans with a UPB of approximately $8.1 billion (the JPMCB MSR Transaction). The purchase price of $569.9 million was paid in cash and included servicing advance receivables. Ocwen financed $418.8 million of the purchase price through an existing servicing advance facility. The remainder of the JPMCB MSR Transaction was funded through a combination of cash on-hand and cash generated through operations. As part of the JPMCB MSR Transaction, JPMCB and Ocwen have agreed to indemnification provisions for the benefit of the other party.

On May 1, 2012, Ocwen completed a second sale to HLSS Holdings of Rights to MSRs for approximately $2.9 billion of UPB and related servicing advances under terms similar to the initial sale on March 5, 2012. However, unlike the initial sale, although HLSS acquired the related servicing advances, it did not acquire the financing SPE that held the advances or assume any of the related match funded liabilities. Ocwen received proceeds of $103.8 million at closing. Of that amount, $7.1 million was used to prepay a portion of Ocwen’s senior secured term loan facility and $64.4 million was used to repay a portion of the match funded debt related to the advances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands, Except Share Data or If Otherwise Indicated)

INTRODUCTION

The following discussion of our results of operations, change in financial condition and liquidity should be read in conjunction with our Interim Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2011.

OVERVIEW

Strategic Priorities

The long-term success of any mortgage servicer is driven primarily by four critical factors:

1.	Access to new servicing business;
2.	Cost of servicing;
3.	Ability to manage delinquencies and advances; and
4.	Cost and amount of capital.

Ocwen is an established industry leader in cost of servicing and ability to manage delinquencies and advances. While we continue to pursue improvements in these areas, our plan for 2012 is more heavily focused on access to new servicing business, both residential and commercial, and reducing our cost of capital relative to our peers, both banks and non-banks.

For accessing new servicing business, we continue to follow a four-pronged strategy:

1.	Acquisition of existing servicing platforms or mortgage servicing rights;
2.	Subservicing and special servicing opportunities;
3.	Flow servicing; and
4.	New servicing segments.

As a result of the Litton Acquisition, which closed on September 1, 2011, Ocwen’s servicing UPB grew by approximately $38.6 billion making it the 12th largest mortgage loan servicer in the U. S. Together with other acquisitions, we added a total of 259,789 loans with a UPB of $41.3 billion to our residential servicing portfolio in 2011.

On March 20, 2012, we entered into an agreement with Aurora Bank FSB to purchase the servicing rights on a portfolio of commercial mortgage loans. Closing and servicing transfer is expected at the end of May. As of March 31, 2012, the portfolio consisted of 3,389 loans with a total UPB of $1.9 billion.

On April 2, 2012, we completed the acquisition of an MSR portfolio of approximately $22.2 billion in UPB of securitized agency and non-agency residential mortgage loans, approximately $9.9 billion of which we had previously subserviced, from Saxon Mortgage Services, Inc. (the Saxon MSR Transaction). The Saxon MSR Transaction also includes our acquisition of the Seller’s subservicing agreements relating to approximately $2.7 billion in UPB of agency and non-agency residential mortgage loans. Also on April 2, 2012, we completed the acquisition of certain MSRs from JPMorgan Chase Bank, N.A. (JPMCB) which includes servicing rights for certain third party private securitizations in which neither JPMCB nor any of its affiliated entities were issuers or loan sellers. This transaction relates to MSRs for approximately 41,200 non-prime loans with a UPB of approximately $8.1 billion (the JPMCB MSR Transaction).

We expect that other non-prime and prime servicing platforms and servicing portfolios will come to market in the next several months. We are currently tracking potential deals with UPB of several hundred billion dollars. To the extent that we find these opportunities to be attractive, we believe that we can compete, given our low costs and high quality servicing platform. Our technology also provides us unique capabilities to quickly scale our servicing operations to handle acquired loan portfolios. We generally underwrite our bids to purchase MSRs at a 25% to 30% rate of return on invested capital.

We also expect to continue to pursue subservicing and special servicing transactions. We have been working closely with two large banks on subservicing arrangements that could produce substantial volume in the second half of 2012. Moreover, the recently announced Federal-State servicing agreement with the five largest mortgage servicers may result in additional business opportunities for Ocwen as large servicers seek to meet their principal reduction modification commitments.

Regarding flow servicing, Correspondent One purchased approximately $6 million of conventional loans from members of Lenders One in the first quarter. Correspondent One will soon be acquiring Federal Housing Administration (FHA) loans, as well. Over time, we expect that this joint venture with Altisource (each holds 49% equity interest in the entity) will be able to use its relationship with Lenders One (which generated approximately 8% of new loans originated in the United States in 2011) to substantially grow its volume. For 2012, Correspondent One is targeting the acquisition of $500 million to $1 billion of loans. Correspondent One has seen significant, positive environmental changes in the correspondent lending market. There has been a contraction in correspondent lending and the price paid for agency mortgage servicing rights has significantly declined. At the reduced price, Correspondent One believes it is attractive to retain servicing on the closed loans that it acquires and to sell its acquired loans through to the agencies as opposed to only the larger commercial banks (who in-turn sell to the agencies).

We also plan on evaluating new segments of the servicing industry such as reverse mortgages and home equity lines of credit and developing capabilities to service these segments if advantageous to Ocwen. In addition, we deploy a full on-shore servicing alternative for entities that have that requirement.

In 2012, we continue to roll out new initiatives designed to reduce our cost of servicing, to improve our ability to manage delinquencies and advances and to meet evolving servicing practices and regulatory requirements. These initiatives are expected to lead to improved borrower customer service levels, increased short sales, increased loan modifications and reduced re-defaults on loan modifications. In most states, we have already rolled out our “Shared Appreciation Modification” (SAM) which incorporates principal reductions and lower payments for borrowers while providing a net present value positive loss mitigation outcome for investors, including the ability to recoup losses if property values increase over time. In 2011, we also rolled out our “Appointment Model” approach for communicating with our delinquent borrowers which allows borrowers to schedule a time to review their files with a resolution specialist. By allowing both the borrower and the resolution specialist to prepare for discussions in advance, we believe that the Appointment Model approach is the best way to improve service and provide borrowers with the choice of a single point of contact.

Inquiries into servicer foreclosure practices by state or federal government bodies, regulators or courts are continuing and bring the possibility of adverse regulatory actions, including extending foreclosure timelines. Foreclosure delays slow the recovery of deferred servicing fees and advances. In 2011, foreclosure timelines increased by 133 days in judicial foreclosure states and 32 days in traditional non-judicial foreclosure states as compared to 2010 averages. In the first three months of 2012, foreclosure timelines have increased by an additional 23 days in judicial foreclosure states and 17 days in traditional non-judicial foreclosure states as compared to the 2011 averages. Despite this timeline extension, the 90+ non-performing delinquency rate on the Ocwen portfolio as a percentage of UPB has declined from 27.9% at December 31, 2011 to 25.6% at March 31, 2012. This improvement occurred as modifications, especially on the Litton portfolio, have driven down delinquency rates and obviated foreclosure. Also, fewer loans have entered delinquency, as early intervention loss mitigation has improved.

We also implemented another strategic initiative that we believe will, over time, significantly reduce the amount of capital that we require through our relationship with a recently formed entity called Home Loan Servicing Solutions, Ltd. (HLSS). HLSS intends to acquire and hold MSRs and related servicing advances in a more efficient manner than is currently feasible for entities like Ocwen.

As disclosed in Note 4 to the Interim Consolidated Financial Statements, on March 5, 2012, Ocwen completed the sale of the right to receive the servicing fees, excluding ancillary income, relating to the MSRs (Rights to MSRs) to HLSS Holdings, LLC (HLSS Holdings), a wholly owned subsidiary of HLSS, related to serviced loans with a UPB of approximately $15.2 billion and the assumption by HLSS Holdings of the related match funded liabilities (the HLSS Transaction). These assets were acquired by OLS in the HomEq Acquisition. OLS also entered into a subservicing agreement with HLSS Holdings on February 10, 2012 under which it will subservice the MSRs after legal ownership of the MSRs has been transferred to HLSS Holdings. As disclosed in Note 23 to the Interim Consolidated Financial Statements, on May 1, 2012, Ocwen completed a second sale to HLSS Holdings of Rights to MSRs for approximately $2.9 billion of UPB and related servicing advances under terms similar to the initial sale. However, unlike the initial sale, HLSS did not acquire the financing SPE that held the advances or assume any of the related match funded liabilities.

In the future, HLSS may acquire additional MSRs or rights similar to the Rights to MSRs from Ocwen and enter into related subservicing arrangements with Ocwen. HLSS may also acquire MSRs from third parties. If HLSS chooses to engage Ocwen as a subservicer on these acquisitions, the effect could be to increase the benefit of this strategy to Ocwen by increasing the size of its subservicing portfolio with little or no capital requirement on the part of Ocwen. Any Rights to MSRs to be sold by Ocwen to HLSS in any subsequent transactions will be subject to customary closing conditions.

The effects on Ocwen of the HLSS Transaction include the following:

•	Ocwen’s liquidity and cash flows improved as the sale resulted in cash proceeds to Ocwen of approximately $150 million, 25% of which was used to reduce the balance on Ocwen’s senior secured term loan that it entered into on September 1, 2011 as required under the terms of the related loan agreement. The remainder will be used for general corporate purposes.

•	Ocwen’s match funded liabilities decreased, as HLSS Holdings assumed the HomEq Servicing advance facility from Ocwen. However, Ocwen had hedged against the effects of changes in interest rates on interest payments made under this facility. Upon assumption of the related debt by HLSS Holdings, Ocwen terminated the hedging relationship and recognized in earnings $5,958 of hedge losses that were included in Accumulated other comprehensive loss. HLSS purchased the Rights to MSRs in March for $10,046 more than Ocwen’s carrying value. This amount will be realized over time as the Rights to MSRs amortize.

•	As described above, Ocwen initially sold Rights to MSRs to HLSS Holdings. While the sale of the Rights to MSRs to HLSS Holdings will achieve an economic result for Ocwen substantially identical to a sale of the MSRs, Ocwen is accounting for the transaction as a financing until the required third party consents are obtained and legal ownership of the MSRs transfers to HLSS Holdings. As a result, the MSRs remain on our balance sheet and continue to be amortized. The amount of servicing revenues recognized is unchanged as a result of the HLSS Transaction.

•	Interest expense increased as the interest on the portion of the sales proceeds accounted for as a financing is greater than the interest on the HomEq Servicing advance facility transferred to HLSS.

•	Ocwen will have lower capital requirements since HLSS Holdings will be acquiring not only the Rights to MSRs but also the servicer advances related to the Rights to MSRs and assuming responsibility for funding servicer advances in the future.

•	Over time, Ocwen expects that the reduction in the equity required to run its servicing business will be greater than the reduction in net income, thus improving the return on equity of its servicing business.

Operations Summary

Our consolidated operating results for the first quarter of 2012 have been significantly impacted by the Litton Acquisition which closed on September 1, 2011. The operating results of the Litton Loan Servicing business are included in the Servicing segment since the acquisition date.

The following table summarizes our consolidated operating results for the three months ended March 31, 2012 and 2011. We have provided a more complete discussion of operating results by line of business in the Segment Results and Financial Condition section.

	2012	2011	% Change
Consolidated:
Revenue	$164,546	$111,006	48%
Operating expenses	86,127	41,199	109
Income from operations	78,419	69,807	12
Other expense, net	(48,300)	(35,318)	37
Income before income taxes	30,119	34,489	(13)
Income tax expense	10,770	12,425	(13)
Net income	19,349	22,064	(12)
Net income attributable to non-controlling interest	—	10	(100)
Net income attributable to Ocwen	$19,349	$22,074	(12)

Segment income before income taxes:
Servicing	$34,477	$34,780	(1)%
Corporate items and other	(4,358)	(291)	1,398
	$30,119	$34,489	(13)

Three Months Ended March 2012 versus March 2011. Residential servicing and subservicing fees were higher than the first three months of 2011 primarily as a result of 39% growth in the average servicing portfolio that included approximately $38.6 billion acquired on September 1, 2011 related to the Litton Acquisition.

Operating expenses for the three months ended March 31, 2012 increased principally because of the effects of growth in the servicing portfolio which resulted in a substantial increase in staffing and higher amortization of MSRs. The increase in staffing during the first quarter of 2012 includes servicing personnel added to support the Saxon and JPMCB MSR transactions which closed on April 2, 2012. We continue to invest ahead of growth by hiring in advance of need and adding larger than required facilities and infrastructure, as we position ourselves for continued success. In addition, operating expenses for the first quarter of 2012 include a charge of $4,779 to establish a liability for the remaining lease payments on the former Litton facility located in McDonough, Georgia that we vacated in March. We also incurred a fee of $3,689 in the first quarter of 2012 as a result of cancelling our planned $200,000 upsizing of the senior secured term loan facility. Cash from operations, the HLSS Transaction and advance financing facilities provided sufficient cash to fund the Saxon and JPMCB MSR transactions. In spite of the increase in operating expenses, income from operations increased by $8,612, or 12%, in the three months ended March 31, 2012 as compared to 2011.

Other expense, net increased by $12,982 primarily due to a $9,381 increase in interest expense. Interest expense on borrowings related to the Litton Acquisition of $27,639 during the first quarter of 2012, were partially offset by a $19,785 decline in interest expense on borrowings related to the HomEq Acquisition. In addition, net losses on derivatives were $2,909 higher in the first quarter of 2012 primarily due to the recognition of deferred hedge losses of $5,958 on swaps as a result of the assumption of the related match funded debt by HLSS in March offset in part by a gain of $3,359 we realized on the termination of foreign exchange forward contracts in January. HLSS purchased the Rights to MSRs in March for $10,046 more than Ocwen’s carrying value. This amount will be realized over time as the Rights to MSRs amortize.

Change in Financial Condition Summary

The overall decline in assets of $242,646 or 5% during the first quarter of 2012 was principally the result of the following changes:

•	Cash was $539,712 higher at March 31, 2012 in anticipation of funding the Saxon and JPMCB MSR transactions on April 2, 2012.

•	Total advances decreased by $731,933 due primarily to the disposition of HomEq related advances of $413,374 to HLSS and a reduction in advances on the remaining portfolio, primarily Litton.

•	MSRs decreased by $15,436 due primarily to amortization expense.

•	Receivables decreased by $20,967 due primarily to declines in receivables related to our Servicing business and income taxes receivable.

•	Other assets decreased by $17,999 primarily as a result of the transfer of other assets with a carrying value of $22,136 to HLSS as part of the HLSS Transaction including the debt service account and unamortized debt issuance costs related to the HomEq advance financing facility assumed by HLSS.

Liabilities decreased by $325,348, or 10%, during the first quarter of 2012 primarily because of the following items:

•	Match funded liabilities decreased by $278,628 reflecting the transfer of the HomEq advance facility balance of $358,335 to HLSS as part of the HLSS Transaction offset in part by increased borrowings on other facilities. We used the $354,445 of net proceeds from our common stock offering in November 2011 to temporarily reduce our borrowings to fund advances rather than invest the proceeds at current short-term investment rates that are below our effective cost of borrowing. We increased our advance borrowings as of March 31, 2012 in order to release these proceeds to fund the Saxon and JPMCB MSR transactions on April 2, 2012.

•	Lines of credit and other secured borrowings increased by $10,249 primarily due to the HLSS Transaction. The sale of MSRs to HLSS was accounted for as a financing and resulted in the recognition of a liability of $62,458. This increase was partly offset by repayments of $51,824 on the $575,000 senior secured loan including a required prepayment of $37,449 from the proceeds received on the HLSS Transaction.

•	Debt securities declined by $56,435 due to the conversion of the remaining principal balance of the 3.25% Convertible Notes in March resulting in our issuance of 4,635,159 shares of common stock.

Liquidity Summary

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of March 31, 2012, as measured by cash and available credit, was $683,946, an increase of $132,879, or 24%, from December 31, 2011. At March 31, 2012, our cash position was $683,946 compared to $144,234 at December 31, 2011. We had no available credit on collateralized but unused advance financing capacity at March 31, 2012 compared to $406,833 at December 31, 2011. The decrease in available credit occurred because we had borrowed the maximum amount that could be supported by the available collateral to support the closing of the Saxon and the JPMCB MSR transactions on April 2, 2012. The decrease in available credit is also due in part to our success in reducing advances which resulted in a lower amount of advances pledged to our advance financing facilities.

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

At March 31, 2012, $987,477 of our maximum borrowing capacity remained unused. However, as noted above, the amount of collateral pledged to these facilities limits additional borrowing, and none of the unused borrowing capacity was readily available at the end of the quarter. We may utilize the unused borrowing capacity in the Servicing business in the future by pledging additional qualifying collateral to these facilities. In order to reduce fees charged by lenders (which we recognize as interest expense), we maintain unused borrowing capacity at a level that we consider prudent relative to the current levels of advances and match funded advances and to meet our funding needs for reasonably foreseeable changes in advances.

Interest Rate Risk Summary

Interest rate risk is a function of (i) the timing of re-pricing and (ii) the dollar amount of assets and liabilities that re-price at various times. We are exposed to interest rate risk to the extent that our interest rate sensitive liabilities mature or re-price at different speeds, or on different bases, than interest-earning assets.

We have executed a hedging strategy aimed at largely neutralizing the impact of changes in interest rates within a certain period based on the projected excess of variable rate debt over cash and float balances. As of March 31, 2012, the notional amount of our outstanding swaps was significantly greater than the exposure of projected variable rate debt net of cash and float balances. However, additional borrowing to fund the Saxon and JPMCB MSR transactions that closed in April will bring our swap positions more in line with our exposure to changes in interest rates. Our excess swap positions do not currently affect our application of hedge accounting because $201,892 of our swaps are forward starting and do not become effective until June 2013, and $657,089 of our swaps are not currently designated to any hedging relationship.

Nevertheless, future variances between the projected excess of variable rate debt over cash and float balances and actual results could result in our becoming over-hedged or under-hedged. See Note 15 to our Interim Consolidated Financial Statements for additional information regarding our use of derivatives.

CRITICAL ACCOUNTING POLICIES

Our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of future events. Our critical accounting policies relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail on pages 33 through 35 of Management’s Discussion and Analysis of Results of Operations and Financial Condition and in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed February 29, 2012. Such policies have not changed during 2012.

SEGMENT RESULTS AND FINANCIAL CONDITION

For the Servicing segment and for Corporate Items and Other, the following section provides a discussion of the changes in financial condition during the three months ended March 31, 2012 and a discussion of pre-tax results of operations for the three months ended March 31, 2012 and 2011.

Servicing

The following table presents selected results of operations of our Servicing segment for the three months ended March 31:

	2012	2011
Revenue
Servicing and subservicing fees:
Residential	$153,661	$101,937
Commercial	1,721	859
	155,382	102,796
Process management fees	8,791	7,796
Other	19	277
Total revenue	164,192	110,869

Operating expenses
Compensation and benefits	23,761	9,961
Amortization of servicing rights	14,314	8,923
Servicing and origination	3,276	1,897
Technology and communications	7,668	5,277
Professional services	6,610	2,094
Occupancy and equipment	14,587	3,358
Other operating expenses	12,663	8,273
Total operating expenses	82,879	39,783

Income from operations	81,313	71,086

Other income (expense)
Interest income	—	47
Interest expense	(46,526)	(37,501)
Gain on debt redemption	—	1,246
Other, net	(310)	(98)
Total other expense, net	(46,836)	(36,306)

Income before income taxes	$34,477	$34,780

The following table provides selected operating statistics at or for the three months ended March 31:

	2012	2011	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$71,202,762	$51,196,312	39%
Non-performing loans	21,397,364	13,489,904	59
Non-performing real estate	5,840,340	5,856,745	—
Total residential assets serviced (2)	$98,440,466	$70,542,961	40

Average residential assets serviced	$100,440,043	$72,167,125	39

Prepayment speed (average CPR)	14.2%	13.9%	2

Percent of total UPB:
Servicing portfolio	77.1%	69.3%	11%
Subservicing portfolio	22.9%	30.7%	(25)
Non-performing residential assets serviced, excluding Freddie Mac	25.6%	24.7%	4

Number of:
Performing loans (1)	516,417	364,243	42%
Non-performing loans	109,128	68,066	60
Non-performing real estate	29,965	29,878	—
Total number of residential assets serviced (2)	655,510	462,187	42

Average number of residential assets serviced	663,804	470,362	41

Percent of total number:
Servicing portfolio	77.7%	68.7%	13%
Subservicing portfolio	22.3%	31.3%	(29)
Non-performing residential assets serviced, excluding Freddie Mac	19.1%	18.3%	4

Residential Servicing and Subservicing Fees
Loan servicing and subservicing	$111,885	$77,102	45%
Late charges	18,845	8,544	121
HAMP fees	12,684	8,638	47
Loan collection fees	3,328	2,554	30
Custodial accounts (float earnings)	787	539	46
Other	6,132	4,560	34
	$153,661	$101,937	51

Financing Costs
Average balance of advances and match funded advances	$3,368,011	$1,913,825	76%
Average borrowings (3)	2,812,360	1,424,384	97
Interest expense on borrowings (4)	42,337	35,949	18
Facility costs included in interest expense (4)	4,161	11,633	(64)
Discount amortization included in interest expense (4)	745	6,046	(88)
Effective average interest rate (4)	6.02%	10.10%	(40)
Average 1-month LIBOR	0.26%	0.26%	—

Average Employment
India and other	4,525	1,962	131%
United States (5)	743	236	215
Total	5,268	2,198	140

Collections on loans serviced for others	$2,185,885	$1,514,052	44%

(1)	Performing loans include those loans that are current and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Subprime loans represent the largest category, or strata, of residential loans that we service. At March 31, 2012, we serviced 534,916 subprime loans with a UPB of $81,264,858. This compares to 548,504 subprime loans with a UPB of $84,726,233 at December 31, 2011 and 347,344 subprime loans with a UPB of $54,102,564 at March 31, 2011.

(3)	Excludes an average of $20,139 of borrowing and $2,944 of interest expense related to the financing liability that we recognized in connection with the HLSS Transaction. See Note 4 to the Interim Consolidated Financial Statements for additional information regarding the HLSS Transaction.

(4)	In the first quarter of 2011, we prepaid $162,500 of the debt incurred under the $350,000 senior secured term loan in addition to the mandatory quarterly repayment of $8,750. As a result of these prepayments, we wrote-off to interest expense a proportionate amount of the related debt discount and deferred facility costs, amounting to $4,699 of debt discount and $7,187 of deferred facility costs. Excluding these additional costs, the effective annual interest rate would have been 6.76% for the first quarter of 2011.

(5)	Includes an average of 154 employees of Litton for the three months ended March 31, 2012. Newly-hired Ocwen employees are now principally responsible for the servicing-related duties for the loans acquired from Litton.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB		Count
	2012	2011	2012	2011
Servicing portfolio at beginning of the year	$102,199,222	$73,886,391	671,623	479,165
Additions	47,480	222,872	206	1,233
Runoff	(3,806,236)	(3,566,302)	(16,319)	(18,211)
Servicing portfolio at March 31	$98,440,466	$70,542,961	655,510	462,187

Three months ended March 2012 versus March 2011. Residential servicing and subservicing fees for the first quarter of 2012 were 51% higher than the first quarter of 2011 primarily because of a 39% increase in the average UPB of residential assets serviced. The increase in the average UPB is principally the result of the $38.6 billion of UPB that we acquired in the Litton Acquisition on September 1, 2011. Servicing fees for the three months ended March 31, 2012 include $62,901 earned on the Litton portfolio.

At March 31, 2012, the percentage of UPB representing servicing rather than subservicing was 77.1%, an 11% increase as compared to 69.3% on March 31, 2011. This increase was a result of the Litton Acquisition. Revenue increased relative to average UPB for the first three months of 2012 to 0.15% as compared to 0.14% for the three months of 2011 due primarily due to a higher mix of servicing versus subservicing.

When we return a loan to performing status, we generally recognize revenue in the form of deferred servicing fees and late fees. For loans modified under HAMP, however, we earn HAMP fees in place of late fees. Excluding HAMP fees, we recognized loan servicing fees and late charges of $26,282 and $17,297 during the first three months of 2012 and 2011, respectively, as a result of modifications completed. In addition, we earned total HAMP fees of $12,684 and $8,638 in the first three months of 2012 and 2011, respectively. These amounts included HAMP success fees of $8,902 and $5,235 in the first three months of 2012 and 2011, respectively, on loans that were still performing at the one-year anniversary of their modification. We completed 23,491 modifications during the first quarter of 2012, down 4% from the 24,502 modifications completed during the first quarter of 2011 but up 26% compared to the 18,663 modifications completed during the fourth quarter of 2011. SAM accounted for 28.5% of our modifications in the first three months of 2012. 15% of completed modifications were HAMP in the first three months of 2012 as compared to 14% in 2011. In January 2012, the federal government announced that it was extending the HAMP program through December 2013. In addition, the new “HAMP 2.0” increases incentives for principal reduction modifications, extends the program to renter-occupied investment properties and makes the program more flexible for borrowers with certain large non-mortgage debts such as medical obligations.

As of March 31, 2012, we estimate that the balance of uncollected and unrecognized servicing fees related to delinquent borrower payments was $216,286 compared to $220,044 at December 31, 2011 and $116,431 as of March 31, 2011. The increase from March 31, 2011 is primarily due to the $38.6 billion of servicing UPB acquired in the Litton Acquisition.

Operating expenses were higher by $43,096 in the first quarter of 2012 as compared to 2011 primarily because of the effects of the Litton Acquisition that closed on September 1, 2011 and costs related to preparing for the Saxon and JPMCB MSR transactions that closed on April 2, 2012. Our average staffing increased by a combined 3,070 as we increased our staffing to manage the actual and planned increase in the servicing portfolio and we insourced certain foreclosure functions that had previously been outsourced. Amortization of MSRs increased by $5,391 in the three months ended March 31, 2012 due to $7,089 of amortization attributed to Litton offset in part by a decline in amortization on pre-existing MSRs. Total non-recurring operating expenses attributed to Litton, excluding amortization of MSRs, were $10,055 and were primarily comprised of severance and other employee termination benefits of $1,565 and occupancy and equipment costs of $7,381 including the $4,779 charge to establish a liability for the remaining lease payments on the former Litton facility located in McDonough, Georgia that we vacated in March. Operating expenses for the first quarter of 2012 also include the $3,689 fee we incurred as a result of cancelling our planned $200,000 upsizing of our senior secured term loan facility. Cash generated from operations, the sale of assets to HLSS and maximized borrowings under our advance facilities enabled us to close the Saxon and JPMCB MSR transactions without upsizing our senior secured term loan as had been originally planned. Total operating expenses for the first three months of 2012 were 0.08% of average UPB as compared to 0.06% for the first three months of 2011. Excluding amortization of MSRs and non-recurring operating expenses attributed to Litton, total operating expenses for the first three months of 2012 were 0.07% of average UPB.

The decrease in our overall delinquency rates from 27.9% of total UPB at December 31, 2011 to 25.6% at March 31, 2012 is largely the result of modifications, especially of the Litton portfolio, which have driven down delinquency rates and averted foreclosures on delinquent loans. In addition, fewer loans have entered delinquency as early loss mitigation efforts have improved. Excluding the effects of new acquisitions or of any changes to foreclosure processes that may occur during 2012, we expect overall delinquency rates to decline; however, this outcome is not assured.

Average prepayment speed increased slightly to 14.2% for the first three months of 2012 from 13.9% for the same period of 2011. An increase in principal reduction modifications was largely offset by a decline in involuntary reductions other than real estate sales. Principal modification reductions for the first quarter of 2012 were 2.7%, or 19% of average CPR, as compared to 1.5%, or 11% of average CPR, for the first quarter of 2011. Real estate sales and other involuntary liquidations combined accounted for approximately 53% of average CPR with principal reduction modifications, regular principal payments and other voluntary payoffs accounting for the remaining 47%. For the first quarter of 2011, total involuntary and voluntary reductions accounted for 61% and 39%, respectively, of average CPR.

Excluding interest on the financing liability that we recognized in connection with the HLSS Transaction (See Note 4 to the Interim Consolidated Financial Statements for additional information on the HLSS Transaction), interest expense on borrowings for the first three months of 2012 was 18% higher than in 2011. This increase was principally the result of:

•	the effects of an increase in average borrowings on advance facilities as a result of the Litton Acquisition and interest on the $575,000 senior secured term loan that we also entered into on September 1, 2011 in connection with the Litton Acquisition.

•	offset by:

	o	the write-off to interest expense of $11,886 of related debt discount and deferred debt issuance costs in the first quarter of 2011 as a result of repayments on the $350,000 senior secured term loan related to the HomEq Acquisition including $122,500 of accelerated prepayments on this loan;

	o	a decline of net settlement payments related to interest rate swap agreements to $1,921 in 2012 as compared to $2,928 of such settlement payments in 2011; and

	o	lower spreads on advance facilities, particularly as a result of the 3.39% fixed rate on the Litton advance facility

Average borrowings of the Servicing segment increased by 97% during the first three months of 2012 as compared to the first three months of 2011 as average advances and match funded advances increased by 76% during the same period because of advances and MSRs acquired as part of the Litton Acquisition which averaged $2,288,948 during the first quarter of 2012 partially offset by a decline in average advances arising from the HomEq Acquisition which declined by $290,557. Borrowing increased relative to advances because of a somewhat higher percentage of advances funded under the Litton advance facility than under other advance facilities and because of increased borrowing in the first quarter of 2012 to support the Saxon and JPMCB MSR transactions.

The following table presents selected assets and liabilities of the Servicing segment at:

	March 31, 2012	December 31, 2011
Advances (1)	$94,523	$99,681
Match funded advances(1)	2,903,171	3,629,911
Mortgage servicing rights (Residential) (2)	277,716	293,152
Receivables, net (3)	36,151	52,204
Goodwill	78,432	78,432
Debt service accounts (4)	106,679	115,867
Prepaid lender fees and debt issuance costs, net (5)	18,502	27,113
Due from HLSS	4,550	—
Derivatives, at fair value (interest rate cap)	2,750	3,600
Due from Altisource	1,550	1,580
Other	6,160	8,814
Total assets	$3,530,184	$4,310,354

Match funded liabilities (6)	$2,280,323	$2,558,951
Lines of credit and other secured borrowings (7)	546,353	535,759
Accrued expenses (8)	30,514	35,738
Payable to servicing and subservicing investors (9)	31,470	28,824
Checks held for escheat	18,201	19,870
Payable to HLSS	12,168	—
Servicing liabilities	8,744	9,662
Accrued interest payable	1,854	1,915
Other	13,017	8,629
Total liabilities	$2,942,644	$3,199,348

(1)	Advances decreased in the first three months of 2012 primarily due to the HLSS Transaction and a reduction in advances on the remaining portfolio. Advances acquired in connection with the HomEq Acquisition declined from $462,784 at December 31, 2011 to $413,374 at which time they were transferred to HLSS Holdings as part of the HLSS Transaction. Advances on the remaining portfolio declined by $269,113 including a $201,727 decline in the advances acquired in connection with the Litton Acquisition. Excluding the effect of any new acquisitions or significant foreclosure process changes, we expect advances to continue to decline; however, there is no assurance that this will occur.

(2)	MSRs decreased due to amortization of $15,232 and a $204 increase in the impairment valuation allowance.

(3)	Receivables include reimbursable expenditures due from investors and amounts to be recovered from the custodial accounts of the trustees. The decline in 2012 is primarily due to an $18,543 decrease in amounts due from subservicing investors offset in part by an increase of $6,313 in amounts to be recovered from the custodial accounts of the trustees.

(4)	The decline in debt service accounts is due to the transfer of the account related to the HomEq match funded advance facility to HLSS as part of the HLSS Transaction. This decrease was partly offset by higher balance requirements related to the other match funded facilities as a result of increased borrowings.

(5)	As disclosed in Note 4, we transferred $5,422 of deferred costs to HLSS in connection with their assumption of the related match funded liabilities in March 2012.

(6)	The balance of match funded liabilities decreased because of the HLSS Transaction offset in part by increased borrowings on other facilities. With the exception of the Class D Term Note which Ocwen repaid prior to closing, HLSS Holdings assumed the $358,335 balance of match funded liabilities under the structured servicing advance financing facility that we entered into to fund the advances acquired as part of the HomEq Acquisition. The total balance outstanding under the HomEq advance facility at December 31, 2011 was $382,729. The increase in borrowings under our other advance facilities occurred because we borrowed the maximum amount that could be supported by the available collateral to support the closing of the Saxon and JPMCB MSR transactions on April 2, 2012.

(7)	Lines of credit and other secured borrowings increased by $10,594 primarily due to the HLSS Transaction. The sale of Rights to MSRs to HLSS was accounted for as a financing and resulted in the recognition of a liability of $62,458 equal to the sales proceeds. The increase in lines of credit and other secured borrowings attributed to this financing liability was partly offset by repayments of $51,824 on the $575,000 senior secured loan including a required prepayment of $37,449 from the proceeds received on the HLSS Transaction. See Note 12 to the Consolidated Financial Statements for additional information regarding these liabilities.

(8)	The net decrease in accrued expenses is primarily due to a decline in yearend accrued expenses related to the Litton Acquisition offset in part by the recognition of a liability of $4,779 in March 2012 for the remaining lease payments on the former Litton facility located in McDonough, Georgia that we vacated. See Note 3 and Note 14 to the Interim Consolidated Financial Statements for additional information on the Litton Acquisition and other liabilities.

(9)	The balance represents amounts due to investors in connection with loans we service under servicing and subservicing agreements.

Corporate Items and Other

The following table presents selected results of operations of Corporate Items and Other for the periods ended March 31:

	2012	2011
Revenue	$658	$471
Operating expenses	3,395	1,570
Loss from operations	(2,737)	(1,099)
Other income (expense)
Net interest income	1,914	2,080
Loss on loans held for resale, net	(420)	(904)
Equity in (losses) earnings of unconsolidated entities	95	(50)
Other, net	(3,210)	(318)
Other income (expense), net	(1,621)	808

Loss from continuing operations before income taxes	$(4,358)	$(291)

Three months ended March 2012 versus March 2011. Operating expenses were higher during the first three months of 2012 primarily due to the effects of an increase in staffing of support functions in response to the growth in our Servicing business. In addition, litigation related expenses were lower in the first quarter of 2011 as we reduced litigation accruals related to a judgment in a vendor dispute which was paid in May 2011.

Net interest income (expense) consists primarily of interest income on loans held by the consolidated securitization trusts and on loans held for resale.

Other, net for the first three months of 2012 includes the recognition of $5,958 of deferred hedge losses on swaps that were previously included in Accumulated other comprehensive loss. We had entered into these swaps to hedge the effects of changes in the interest rate on notes issued in connection with the financing of advances acquired as part of the HomEq Acquisition. The hedging relationship was terminated when the advance facility was assumed on March 5, 2012 by HLSS as part of the HLSS Transaction. This loss was partially offset by a realized gain of $3,359 on our termination of foreign exchange forward contracts in January 2012 that we had entered into to hedge against the effects of changes in the value of the India Rupee on amounts payable to our India subsidiary, OFSPL. HLSS purchased the Rights to MSRs in March for $10,046 more than Ocwen’s carrying value. This amount will be realized over time as the Rights to MSRs amortize.

The following table presents selected assets and liabilities of Corporate Items and Other at:

	March 31, 2012	December 31, 2011
Cash	$683,946	$144,234
Restricted cash – for securitization investors	633	675
Loans held for resale (1)	20,203	20,633
Advances	3,875	3,910
Loans, net – restricted for securitization investors (2)	56,365	58,560
Receivables, net	3,355	4,300
Income taxes receivable	13,879	21,518
Deferred tax assets, net	106,376	107,968
Premises and equipment, net (3)	16,006	6,153
Interest-earning collateral deposits (4)	28,675	26,191
Real estate (5)	3,061	3,368
Investment in unconsolidated entities (6)	21,915	23,507
Other	6,038	5,786
Total assets	$964,327	$426,803

Secured borrowings – owed to securitization investors (2)	$51,622	$53,323
Lines of credit and other secured borrowings	4,265	4,610
Debt securities (7)	26,119	82,554
Derivatives, at fair value (4)	15,557	20,276
Accrued expenses (8)	14,204	17,778
Checks held for escheat	4,774	4,817
Liability for selected tax items	4,607	4,524
Payable to Altisource	1,292	2,401
Accrued interest payable	643	2,226
Payable to HLSS	216	—
Other	2,555	1,989
Total liabilities	$125,854	$194,498

(1)	Loans held for resale are net of valuation allowances of $13,961 and $14,257 at March 31, 2012 and December 31, 2011, respectively, and include non-performing loans with a net carrying value of $7,214 and $8,553, respectively. The UPB of nonperforming loans held for resale as a percentage of total UPB was 51% at March 31, 2012 compared to 55% at December 31, 2011.

(2)	Loans held by the consolidated securitization trusts are net of an allowance for loan losses of $3,141 and $2,702 at March 31, 2012 and December 31, 2011, respectively, and include nonperforming loans with a UPB of $11,980 and $11,861, respectively. Secured borrowings – owed to securitization investors represent certificates issued by the consolidated securitization trusts. See Note 1 to the Interim Consolidated Financial Statements for additional information regarding the securitization trusts.

(3)	The increase in premises and equipment is primarily due to the build-out of two new leased facilities located in Mumbai, India that we expect to be operational in the second quarter of 2012 and a new disaster recovery facility located in the U.S.

(4)	As disclosed in Note 15 to the Interim Consolidated Financial Statements, during 2010 and 2011 we entered into interest rate swap agreements to hedge against our exposure to an increase in variable interest rates on match funded advance borrowings. The decline in fair value at March 31, 2012 is primarily the result of terminating the foreign exchange forward contracts which had a fair value of $5,785 at December 31, 2012. Interest-earning collateral deposits at March 31, 2012 and December 31, 2011 includes $19,528 and $19,623, respectively, of cash collateral on deposit with the counterparties to our derivatives, the majority of which relates to the swap agreements.

(5)	Includes $2,555 and $2,722 at March 31, 2012 and December 31, 2011, respectively, of foreclosed properties from our portfolio of loans held for resale that are reported net of fair value allowances of $2,072 and $2,406, respectively.

(6)	Investment in unconsolidated entities declined $1,592 primarily due to $1,688 of distributions received from one of our asset management entities, OSI.

(7)	As disclosed in Note 13, $56,410 of the outstanding 3.25% Convertible Notes were converted to 4,635,159 shares of common stock on March 28, 2012 at a conversion rate of 82.1693 per $1,000 (in dollars) principal amount (representing a conversion price of $12.17 per share). The remaining $25 principal balance was redeemed at a cash price of 100% of principal outstanding, plus accrued and unpaid interest.

(8)	The decline in accrued expenses in 2012 is primarily due to the payment of the 2011 annual bonuses in March. See Note 14 to the Interim Consolidated Financial Statements for additional information regarding accrued expenses.

STOCKHOLDERS’ EQUITY

Total stockholders’ equity amounted to $1,426,013 at March 31, 2012 as compared to $1,343,311 at December 31, 2011. This increase of $82,702 is primarily due to net income of $19,349 and the conversion of $56,410 of our 3.25% Convertible Notes to 4,635,159 shares of common stock. The exercise of stock options and the recognition of compensation related to employee share-based awards also contributed to the increase in stockholders’ equity in the first quarter of 2012. Although the effects on total stockholders’ equity were offsetting, Accumulated other comprehensive loss, net of income taxes, declined by $3,074 primarily due to the reclassification of accumulated unrealized losses on swaps to earnings as a result of the assumption of the HomEq Servicing advance facility debt by HLSS.

INCOME TAX EXPENSE

Income tax expense was $10,770 and $12,425 for the three months ended March 31, 2012 and 2011, respectively.

Our effective tax rate for the first three months of 2012 was 35.76% as compared to 36.03% for the same period in 2011. Income tax provisions for interim (quarterly) periods are based on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes and foreign tax rates, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes and changes in the liability for selected tax items.

LIQUIDITY AND CAPITAL RESOURCES

As noted in the Overview – Liquidity section, our liquidity as of March 31, 2012, as measured by unencumbered cash plus unused, collateralized advance financing capacity was $683,946, a decrease of $132,879, or 24%, from December 31, 2011. At March 31, 2012, our cash position was $683,946 compared to $144,234 at December 31, 2011. We had maximized our borrowing under our advance financing facilities to support the closing of the Saxon and JPMCB MSR transactions, and there was no unused, collateralized advance financing capacity available at March 31, 2012. We have invested cash that is in excess of our immediate operating needs primarily in money market deposit accounts.

Investment policy and funding strategy. Our primary sources of funds for near-term liquidity are:

•	collections of servicing fees and ancillary revenues;
•	collections of prior servicer advances in excess of new advances;
•	proceeds from match funded liabilities; and
•	proceeds from lines of credit and other secured borrowings.

In addition to these near-term sources, potential additional long-term sources of liquidity include proceeds from the issuance of debt securities and equity capital; although we cannot assure you that they will be available on terms that we find acceptable. On November 9, 2011, we completed the public offering of 28,750,000 shares of common stock at a per share price of $13.00 and received net proceeds of $354,445. In 2011, we used the net proceeds to temporarily reduce our borrowings under advance funding facilities rather than invest the proceeds at current short-term investment rates that our below our effective cost of borrowing. In 2012, we increased our advance borrowings in order to make these proceeds available to fund servicing acquisitions We believe that we have the ability to raise as much as $600 million of additional senior secured debt if needed.

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

At March 31, 2012, $987,477 of our maximum borrowing capacity remained unused. We maintain unused borrowing capacity for three reasons:

•	as a protection should advances increase due to increased delinquencies;

•	as a protection should we be unable to either renew existing facilities or obtain new facilities; and

•	to provide capacity for the acquisition of additional MSRs.

Outlook. As also noted in the Overview – Liquidity Summary in order to reduce fees charged by lenders (which we recognize as interest expense), we maintain unused borrowing capacity at a level that we consider prudent relative to the current levels of advances and to meet our funding needs for reasonably foreseeable changes in advances. We also monitor the duration of our funding sources. With an increase in the term of our funding sources, we better match the duration of our advances and corresponding borrowings and further reduce the relative cost of up-front facility fees and expenses. The $1,767,723 two-year note under our Litton facility and $149,805 of two-year notes under a second facility account for 84% of our total outstanding advance financing at March 31, 2012.

We believe that we have sufficient capacity to fund all but the largest servicing acquisitions without issuing equity capital. Cash from operations, the HLSS Transaction and advance financing facilities provided sufficient funds to close the Saxon and JPMCB MSR transactions on April 2, 2012.

Debt financing summary. During the first three months of 2012, we:

•	Repaid $51,824 on the $575,000 senior secured loan including a required prepayment of $37,449 from the proceeds received on the HLSS Transaction;

•	Repaid the remaining $40,000 balance of the Advance Receivable Backed Note Series 2010-1;

•	Repaid the remaining $10,401 balance of the Class D Term Note issued in connection with the financing of the advances acquired as part of the HomEq Acquisition;

•	Transferred to HLSS the $358,335 balance of the other match funded term notes issued in connection with the HomEq Acquisition; and

•	Repaid $16,320 of the Promissory Note that we issued in connection with the financing of the advances acquired as part of the Litton Acquisition.

Maximum borrowing capacity for match funded advances decreased by $856,671 from $4,124,471 at December 31, 2011 to $3,267,800 at March 31, 2012. This decrease is primarily a result of the assumption by HLSS of one of our advance financing facilities in connection with the HLSS Transaction (See Note 4 to the Interim Consolidated Financial Statements for additional information regarding the HLSS Transaction.). This facility had a maximum borrowing capacity of $582,729 at December 31, 2011. In addition, borrowing capacity under the Promissory Note that we executed in connection with the Litton Acquisition declined by $233,942 in accordance with the terms of the facility. We also repaid the remaining $40,000 balance of the Series 2010-1 Note on February 15, 2012.

Our unused advance borrowing capacity decreased from $1,565,520 at December 31, 2011 to $987,477at March 31, 2012. The decrease is due in part to the decline in borrowing capacity under the Promissory Note that we executed in connection with the Litton Acquisition, as noted above, and the loss of the unused borrowing capacity of $200,000 that was available at December 31, 2011 under the facility that was assumed by HLSS. In addition, we increased our borrowing under our advance financing facilities to the maximum amount that could be supported by the available collateral to support the closing of the Saxon and JPMCB MSR transactions on April 2, 2012.

Our ability to finance servicing advances is a significant factor that affects our liquidity. One of our match funded advance facilities is subject to increases in the financing discount if deemed necessary by the rating agencies in order to maintain the minimum rating required for the facility. While Fitch has placed the notes under our Advance Receivable Backed Note Series on negative watch, we do not expect future advance rate changes to have a material effect on our liquidity. Our ability to continue to pledge collateral under each advance facility depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing under the advance facility to which it is pledged.

As discussed in Note 22 to the Interim Consolidated Financial Statements and under the Servicing discussion in the Business – Operating Segments section, ongoing inquiries into servicer foreclosure processes could result in actions by state or federal governmental bodies, regulators or the courts that could result in a further extension of foreclosure timelines. While the effect of such extensions could be an increase in advances, the effect on liquidity will be lessened if Ocwen maintains its ability to utilize spare capacity on its advance facilities because approximately 74% of the increase in advances could be borrowed. Furthermore, if foreclosure moratoria are issued in a manner that brings into question the timely recovery of advances on foreclosed properties, Ocwen may no longer be obligated to make further advances and may be able to recover existing advances in certain securitizations from pool-level collections which could mitigate any advance increase. The effects of the extension of foreclosure timelines have, thus far, been more than offset by the effects of increases in other forms of resolution, and advances have continued to decline. Absent significant changes in the foreclosure process, we expect advances to continue to decline.

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

Cash flows for the three months ended March 31, 2012. Our operating activities provided $373,010 of cash largely due to collections of servicing advances (primarily on the Litton portfolio) and net income adjusted for amortization and other non-cash items. Excluding the match funded advances sold to HLSS in connection with the HLSS Transaction, collections of servicing advances were $318,386. Operating cash flows were used principally to increase cash balances to support the closing of the Saxon and JPMCB MSR transactions in April 2012.

Our investing activities provided $79,838 of cash. We received $87,303 of proceeds from HLSS on the sale of Advance SPEs. We also received $1,688 of distributions from one of our asset management entities during the first quarter. Cash used for additions to premises and equipment of $10,661 primarily relates to the build-out of two new leased facilities in India and the disaster recovery facility located in the U.S.

Our financing activities provided $86,864 of cash consisting primarily of $79,707 received from match funded liabilities, excluding the match funded liabilities assumed by HLSS as part of the HLSS Transaction. In addition, we received $62,495 from the sale of Rights to MSRs to HLSS in a transaction accounted for as a financing. These cash inflows were partially offset by repayments of $51,824 on the $575,000 senior secured loan including a required prepayment of $37,449 from the proceeds received on the HLSS Transaction.

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

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include the 10.875% Capital Securities, lines of credit and other secured borrowings, interest payments and operating leases. See Note 22 to the Interim Consolidated Financial Statements for additional information regarding commitments and contingencies.

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

Our securitizations of mortgage loans in prior years were structured as sales. We have retained both subordinated and residual interests in these SPEs. We determined that four of these loan securitization trusts are VIEs and that we are the primary beneficiary. We have included these four trusts in our consolidated financial statements.

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

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

Listed below are accounting pronouncements that we recently adopted which did not have a material impact on our Interim Consolidated Financial Statements in 2012 but have resulted in additional disclosures in the notes to our Interim Consolidated Financial Statements. For additional information regarding these pronouncements, see Note 2 to the Interim Consolidated Financial Statements.

ASU 2011-03 (ASC 860, Transfers and Servicing): Reconsideration of Effective Control for Repurchase Agreements. Repurchase agreements are accounted for as secured financings if the transferee has not surrendered control over the transferred assets. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011, with early adoption prohibited. Our adoption of this standard effective January 1, 2012 did not have a material impact on our Interim Consolidated Financials Statements.

ASU 2011-04 (ASC 820, Fair Value Measurement): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements and prescribe certain additional disclosures about fair value measurements. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. Our adoption of this standard effective January 1, 2012 did not have a material impact on our Interim Consolidated Financials Statements.

ASU 2011-05 (ASC 220, Comprehensive Income): Presentation of Comprehensive Income, Current U.S. GAAP allows reporting entities three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates that option. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income and requires that an entity present reclassification adjustments from other comprehensive income to net income by component on the face of both the statement in which net income is presented and the statement in which other comprehensive income is presented. This latter provision was indefinitely deferred by ASU 2011-12 on December 23, 2011. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2011. Our adoption of this standard effective January 1, 2012 did not have a material impact on our Interim Consolidated Financials Statements.

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

Interest Rate Risk

As explained in the Overview – Interest Rate Risk Summary section, interest rate risk is a function of (i) the timing and (ii) the dollar amount of assets and liabilities that re-price at each point in time. Based on March 31, 2012 balances, if interest rates increase by 1% on our variable rate advance financing and interest earning cash and float balances, we estimate a net positive impact of approximately $19,900 resulting from an increase of $12,100 in annual interest income and a decrease of $7,800 in annual interest expense. The decrease in interest expense reflects a reduction of approximately $10,800 due to the anticipated effects of our hedging activities.

March 31, 2012
Fixed-rate borrowings
Match funded liabilities	$1,977,723
Debt securities	26,119
2,003,842
Variable-rate borrowings
Match funded liabilities	302,600
Senior secured term loan (1)	494,426
Securities sold under an agreement to repurchase	4,265
801,291
Total borrowings outstanding (2)	$2,805,133

Float balances (held in custodial accounts, excluded from our consolidated balance sheet)	$523,800
Notional balance of interest rate swaps (3)	1,323,815

(1)	Balance excludes the unamortized discount of $9,747.

(2)	Total borrowings excludes Secured borrowings – owed to securitization investors and the liability recognized in connection with the sale of MSRs to HLSS which was accounted for as a financing. See Note 4 to the Interim Consolidated Financial Statements for additional information regarding the HLSS Transaction.

(3)	Notional balance includes four interest rate swaps with a notional amount of $666,726 that have been designated as hedges of our exposure to rising interest rates on variable-rate match funded advance facilities. Two of these swaps, with notional amounts of $201,892, are forward-starting swaps that do not become effective until June 2013. The remaining $657,089 of swaps are not currently designated to any hedging relationship.

Excluding Loans, net – restricted for securitization investors, our Consolidated Balance Sheet at March 31, 2012 included interest-earning assets totaling $609,369. Interest-earning assets are comprised of $452,812 of interest-earning cash accounts, $106,679 of debt service accounts, $29,675 of interest-earning collateral accounts and $20,203 of loans held for resale.

We exclude Loans – restricted for securitization investors and Secured borrowings – owed to securitization investors from the analysis of rate-sensitive asset and liabilities above because the interest rate sensitive assets and liabilities of the consolidated trusts do not represent an interest rate risk for Ocwen. Ocwen has no obligation to provide financial support to the trusts. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. Our exposure to loss is limited to the carrying values of our investments in the residual and subordinate securities of the trusts.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in Uruguay and India expose us to foreign currency exchange rate risk, but we do not consider this risk significant. As of December 31, 2011, we had entered into foreign exchange forward contracts with a notional balance of $46,200 to hedge against the effect of changes in the value of the India Rupee on recurring amounts payable to our India subsidiary, OFSPL, for services rendered to U.S. affiliates. We did not designate these contracts as hedges. In January 2012, we terminated these contracts prior to their scheduled maturity after determining that the cost of maintaining the contracts exceeded our probable exposure to exchange rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 22—Commitments and Contingencies to the Interim Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A.	RISK FACTORS

We include a discussion of the principal risks and uncertainties that affect or could affect our business operations under Item 1A on pages 15 through 24 of our Annual Report on Form 10-K for the year ended December 31, 2011 and should be read in conjunction with such disclosures.

ITEM 6.	EXHIBITS

(3)	Exhibits.
	2.1	Amended and Restated Purchase Agreement, dated March 18, 2012, among Ocwen Financial Corporation (solely for purposes of Section 6.11, Section 6.12, Section 7.4, Section 7.8, Section 7.14, Section 10.2(b), Article 11 and Article 12), Ocwen Loan Servicing, LLC, Morgan Stanley (solely for purposes of Article 5, Section 7.4, Article 11 and Article 12), SCI Services, Inc., Saxon Mortgage Services, Inc., and Morgan Stanley Mortgage Capital Holdings, LLC (filed herewith)
	10.1	Master Servicing Rights Purchase Agreement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (filed herewith)
	10.2	Sale Supplement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (filed herewith)
	10.3	Master Subservicing Agreement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (filed herewith)
	10.4	Subservicing Supplement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (filed herewith)
	10.5	Professional Services Agreement, dated February 10, 2012, between Ocwen Financial Corporation, together with its subsidiaries and affiliates, and HLSS Management, LLC (filed herewith)
	11.1	Computation of earnings per share (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference from Note 18—Basic and Diluted Earnings per Share to the Interim Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCWEN FINANCIAL CORPORATION

Date: May 4, 2012	By: /s/ John V. Britti
John V. Britti,
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as its principal financial officer)

