Form 10-Q/A
period 2012-03-31
OCWEN FINANCIAL CORP
filed 2012-06-01
CIK 873860

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
Yes ☐   No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of May 1, 2012:  134,847,475 shares.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Ocwen Financial Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the Securities and Exchange Commission on May 4, 2012 (“the Form 10-Q”), is solely to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files within the 30-day grace period provided by Rule 405 (a)(2) of Regulation S-T applicable for the first quarterly period in which detailed footnote tagging is required.

Included as Exhibit 101 to this report is the following information formatted in XBRL: (i) the consolidated balance sheets at March 31, 2012 and December 31, 2011, (ii) the consolidated statements of operations for the three months ended March 31, 2012 and 2011, (iii) the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2012 and 2011, (iv) the consolidated statements of changes in equity for the three months ended March 31, 2012 and 2011, (v) the consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, and (vi) the notes to the interim consolidated financial statements (tagged as blocks of text and in detail).

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

2.1
Amended and Restated Purchase Agreement, dated March 18, 2012, among Ocwen Financial Corporation (solely for purposes of Section 6.11, Section 6.12, Section 7.4, Section 7.8, Section 7.14, Section 10.2(b), Article 11 and Article 12), Ocwen Loan Servicing, LLC, Morgan Stanley (solely for purposes of Article 5, Section 7.4, Article 11 and Article 12), SCI Services, Inc., Saxon Mortgage Services, Inc., and Morgan Stanley Mortgage Capital Holdings, LLC (1)

	10.1	Master Servicing Rights Purchase Agreement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (1)
	10.2	Sale Supplement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (1)
	10.3	Master Subservicing Agreement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (1)
	10.4	Subservicing Supplement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (1)
	10.5	Professional Services Agreement, dated February 10, 2012, between Ocwen Financial Corporation, together with its subsidiaries and affiliates, and HLSS Management, LLC (1)
	11.1	Computation of earnings per share (1)
	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1
	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
	101.INS	XBRL Instance Document (2)
	101.SCH	XBRL Taxonomy Extension Schema Document (2)
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Filed with Ocwen Financial Corporation’s Quarterly Report on Form 10-Q filed on May 4, 2012 for the period ended March 31, 2012.

(2)	Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCWEN FINANCIAL CORPORATION

Date: June 1, 2012	By: /s/ John V. Britti
John V. Britti,
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as its principal financial officer)