Form 10-Q
period 2012-06-30
OCWEN FINANCIAL CORP
filed 2012-08-06
CIK 873860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares of Common Stock, $0.01 par value, outstanding as of August 1, 2012: 134,885,695 shares.

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

These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to materially differ from expected results. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” and the following:

•	the adequacy of our financial resources, including our sources of liquidity and ability to fund and recover advances, repay borrowings and comply with debt covenants;

•	the characteristics of our servicing portfolio, including prepayment speeds along with delinquency and advance rates;

•	our ability to grow and adapt our business, including the availability of new loan servicing and other accretive business opportunities;

•	our ability to contain and reduce our operating costs;

•	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;

•	our reserves, valuations, provisions and anticipated realization on assets;

•	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;

•	our credit and servicer ratings and other actions from various rating agencies;

•	uncertainty related to general economic and market conditions, delinquency rates, home prices and disposition timelines on foreclosed properties;

•	uncertainty related to the actions of loan owners, including mortgage-backed securities investors and government sponsored entities (GSEs), regarding loan put-backs, penalties and legal actions;

•	uncertainty related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs or delays or moratoria in the future or claims pertaining to past practices;

•	uncertainty related to claims, litigation and investigations brought by private parties and government agencies regarding our servicing, foreclosure, modification and other practices;

•	uncertainty related to legislation, regulations, regulatory agency actions, government programs and policies, industry initiatives and evolving best servicing practices; and

•	uncertainty related to acquisitions, including our ability to integrate the systems, procedures and personnel of acquired companies.

Further information on the risks specific to our business is detailed within this report and our other reports and filings with the Securities and Exchange Commission (SEC) including our Annual Report on Form 10-K for the year ended December 31, 2011, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Forward-looking statements speak only as of the date they were made and should not be relied upon. Ocwen Financial Corporation undertakes no obligation to update or revise forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2012	December 31, 2011
Assets
Cash	$128,108	$144,234
Restricted cash – for securitization investors	823	675
Loans held for resale, at lower of cost or fair value	19,772	20,633
Advances	226,964	103,591
Match funded advances	4,027,127	3,629,911
Loans, net – restricted for securitization investors	54,782	58,560
Mortgage servicing rights, net	434,568	293,152
Receivables, net	83,123	83,202
Deferred tax assets, net	107,282	107,968
Goodwill	78,432	78,432
Premises and equipment, net	22,133	7,350
Investments in unconsolidated entities	20,433	23,507
Other assets	171,315	185,942
Total assets	$5,374,862	$4,737,157

Liabilities and Stockholders’ Equity
Liabilities
Match funded liabilities	$3,104,964	$2,558,951
Secured borrowings – owed to securitization investors	49,902	53,323
Lines of credit and other secured borrowings	567,538	540,369
Debt securities	26,119	82,554
Other liabilities	156,766	158,649
Total liabilities	3,905,289	3,393,846

Commitments and Contingencies (Note 22)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 134,885,695 and 129,899,288 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,349	1,299
Additional paid-in capital	887,079	826,121
Retained earnings	587,969	523,787
Accumulated other comprehensive loss, net of income taxes	(6,824)	(7,896)
Total stockholders’ equity	1,469,573	1,343,311
Total liabilities and stockholders’ equity	$5,374,862	$4,737,157

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

For the periods ended June 30,	Three months		Six months
	2012	2011	2012	2011
Revenue
Servicing and subservicing fees	$200,339	$95,837	$355,442	$198,342
Process management fees	9,865	9,140	18,656	16,936
Other revenues	1,181	860	1,833	1,565
Total revenue	211,385	105,837	375,931	216,843

Operating expenses
Compensation and benefits	30,004	15,253	60,787	30,040
Amortization of mortgage servicing rights	19,097	9,926	33,411	18,849
Servicing and origination	5,881	1,301	9,168	3,223
Technology and communications	11,042	6,373	20,391	13,245
Professional services	5,943	3,270	14,502	5,654
Occupancy and equipment	10,280	4,153	25,585	8,283
Other operating expenses	3,661	1,978	8,191	4,159
Total operating expenses	85,908	42,254	172,035	83,453

Income from operations	125,477	63,583	203,896	133,390

Other income (expense)
Interest income	2,038	2,289	4,350	4,458
Interest expense	(58,319)	(21,813)	(105,243)	(59,356)
Loss on loans held for resale, net	(780)	(1,616)	(1,200)	(2,520)
Equity in (loss) earnings of unconsolidated entities	(231)	(680)	21	(550)
Other, net	1,979	(727)	(1,541)	103
Other expense, net	(55,313)	(22,547)	(103,613)	(57,865)

Income before income taxes	70,164	41,036	100,283	75,525
Income tax expense	25,331	14,653	36,101	27,078
Net income	44,833	26,383	64,182	48,447
Net loss (income) attributable to non-controlling interest	—	(5)	—	5
Net income attributable to Ocwen Financial Corporation	$44,833	$26,378	$64,182	$48,452

Earnings per share attributable to Ocwen Financial Corporation
Basic	$0.33	$0.26	$0.48	$0.48
Diluted	$0.32	$0.25	$0.47	$0.45

Weighted average common shares outstanding
Basic	134,856,101	100,943,402	132,752,848	100,853,424
Diluted	138,155,373	108,110,588	138,100,822	107,944,681

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

For the periods ended June 30,	Three months		Six months
	2012	2011	2012	2011

Net income	$44,833	$26,383	$64,182	$48,447

Other comprehensive income (loss), net of income taxes:

Unrealized foreign currency translation income arising during the period (1)	(1)	6	—	26

Change in deferred loss on cash flow hedges arising during the period (2)	(2,538)	(2,177)	(3,734)	(232)
Reclassification adjustment for losses on cash flow hedges included in net income (3)	535	567	4,803	722
Net change in deferred loss on cash flow hedges	(2,003)	(1,610)	1,069	490

Other (4)	2	2	3	3

Total other comprehensive income (loss), net of income taxes	(2,002)	(1,602)	1,072	519

Comprehensive income	42,831	24,781	65,254	48,966

Comprehensive loss attributable to non-controlling interests	—	(5)	—	(5)

Comprehensive income attributable to Ocwen Financial Corporation	$42,831	$24,776	$65,254	$48,961

(1)	Net of income tax expense of $4 and $9 for the three and six months ended June 30, 2011, respectively.
(2)	Net of income tax benefit of $1,470 and $1,231 for the three months ended June 30, 2012 and 2011, respectively, and $2,166 and $158 for the six months ended June 30, 2012 and 2011, respectively.
(3)	Net of income tax expense of $301 and $321 for the three months ended June 30, 2012 and 2011, respectively, and $2,701 and $409 for the six months ended June 30, 2012 and 2011, respectively.
(4)	Net of income tax expense of $1 for both the six months ended June 30, 2012 and 2011.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Dollars in thousands)

	Ocwen Financial Corporation Stockholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Loss,	Non- controlling Interest in
	Shares	Amount	Capital	Earnings	Net of Taxes	Subsidiaries	Total
Balance at December 31, 2011	129,899,288	$1,299	$826,121	$523,787	$(7,896)	$—	$1,343,311
Net income	—	—	—	64,182	—	—	64,182
Conversion of 3.25% Convertible Notes	4,635,159	46	56,364	—	—	—	56,410
Exercise of common stock options	342,371	4	1,220	—	—	—	1,224
Equity-based compensation	8,877	—	3,374	—	—	—	3,374
Other comprehensive income, net of income taxes	—	—	—	—	1,072	—	1,072
Balance at June 30, 2012	134,885,695	$1,349	$887,079	$587,969	$(6,824)	$—	$1,469,573

	Ocwen Financial Corporation Stockholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Loss,	Non- controlling Interest in
	Shares	Amount	Capital	Earnings	Net of Taxes	Subsidiaries	Total
Balance at December 31, 2010	100,726,947	$1,007	$467,500	$445,456	$(9,392)	$246	$904,817
Net income (loss)	—	—	—	48,452	—	(5)	48,447
Exercise of common stock options	210,336	2	577	—	—	—	579
Equity-based compensation	11,364	—	1,464	—	—	—	1,464
Other comprehensive income, net of income taxes	—	—	—	—	509	10	519
Balance at June 30, 2011	100,948,647	$1,009	$469,541	$493,908	$(8,883)	$251	$955,826

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the six months ended June 30,	2012	2011

Cash flows from operating activities
Net income	$64,182	$48,447
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage servicing rights	33,411	18,849
Amortization of debt discount	1,480	7,343
Amortization of debt issuance costs – senior secured term loans	1,843	8,604
Depreciation	1,937	887
Provision for (reversal of) valuation allowance on mortgage servicing assets	88	(701)
Loss on loans held for resale, net	1,200	2,520
Equity in losses (earnings) of unconsolidated entities	(21)	550
Unrealized losses on derivative financial instruments	2,255	1,248
Gain on extinguishment of debt	—	(1,246)
Decrease (increase) in deferred tax assets, net	151	(631)
Net cash provided by loans held for resale activities	949	519
Changes in assets and liabilities:
Decrease in advances and match funded advances	774,643	518,493
Decrease in receivables and other assets, net	23,812	53,675
Increase (decrease) in servicer liabilities	7,250	(427)
Decrease in other liabilities	(19,068)	(32,334)
Other, net	6,510	4,588
Net cash provided by operating activities	900,622	630,384

Cash flows from investing activities
Purchase of mortgage servicing rights, net	(169,411)	—
Acquisition of advances in connection with purchase of mortgage servicing rights	(1,833,485)	—
Proceeds from sale of advance financing subsidiary and special purpose entity	76,334	—
Proceeds from sale of match funded advances	92,593	—
Investment in unconsolidated entities	—	(3,025)
Distributions of capital from unconsolidated entities	2,839	1,639
Additions to premises and equipment	(16,720)	(571)
Proceeds from sales of real estate	760	648
Increase in restricted cash – for securitization investors	(148)	(780)
Principal payments received on loans – restricted for securitization investors	1,736	3,512
Net cash provided by (used in) investing activities	(1,845,502)	1,423

Cash flows from financing activities
Proceeds from (repayment of) match funded liabilities	904,348	(440,531)
Repayment of secured borrowings – owed to securitization investors	(3,421)	(4,009)
Proceeds from lines of credit and other secured borrowings	29,784	—
Repayment of lines of credit and other secured borrowings	(74,270)	(210,712)
Proceeds from sale of mortgage servicing rights accounted for as a financing	73,691	—
Exercise of common stock options	1,200	836
Other	(2,578)	(1,020)
Net cash provided by (used in) financing activities	928,754	(655,436)

Net decrease in cash	(16,126)	(23,629)
Cash at beginning of period	144,234	127,796
Cash at end of period	$128,108	$104,167

Supplemental non-cash investing and financing activities
Conversion of 3.25% Convertible Notes to common stock	$56,410	$—

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Dollars in thousands, except per share data or if otherwise indicated)

Note 1 Summary of Significant Accounting Policies

Organization

Ocwen Financial Corporation (NYSE: OCN) (Ocwen or OCN), through its subsidiaries, is a leading provider of residential and commercial mortgage loan servicing, special servicing and asset management services. Ocwen is headquartered in Atlanta, Georgia with offices in West Palm Beach and Orlando, Florida, Houston, Texas, St. Croix, United States Virgin Islands (USVI) and Washington, DC and support operations in India and Uruguay. Ocwen is a Florida corporation organized in February 1988. Ocwen Loan Servicing, LLC (OLS), a wholly-owned subsidiary, is licensed to service mortgage loans in all 50 states, the District of Columbia and two U.S. territories.

At June 30, 2012, Ocwen directly or indirectly owned all of the outstanding stock of its primary operating subsidiaries: OLS, Ocwen Financial Solutions Private Limited and Ocwen Mortgage Servicing, Inc. (OMS). OMS is a corporation formed on February 27, 2012 under the laws of the USVI and is a wholly owned subsidiary of OCN.  OMS has its principal place of business in St. Croix, USVI.

Ocwen also holds a 49% equity interest in Correspondent One S.A. (Correspondent One), an entity formed with Altisource Portfolio Solutions S.A. (Altisource) in March 2011, a 27% interest in Ocwen Structured Investments, LLC (OSI) and an approximate 25% interest in Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO). The assets of ONL and OREO have been liquidated to cash, and these entities are expected to be dissolved by year-end.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2012. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We have determined that the SPEs created in connection with the match funded financing facilities discussed below are VIEs of which we are the primary beneficiary. We have also determined that we are the primary beneficiary for four residential mortgage loan securitization trusts. The accounts of these SPEs are included in our consolidated financial statements.

Securitizations or Asset Backed Financing Arrangements

Ocwen or its subsidiaries have been a transferor in connection with a number of securitizations or asset-backed financing arrangements. We have continuing involvement with the financial assets of eight of the securitizations and six of the asset-backed financing arrangements. We have aggregated these securitizations and asset-backed financing arrangements into two groups: (1) securitizations of residential mortgage loans and (2) financings of advances on loans serviced for others.

Securitizations of Residential Mortgage Loans. The assets and liabilities of the four consolidated trusts are reported on our Consolidated Balance Sheet as Restricted cash – for securitization investors, Loans, net – restricted for securitization investors and Secured borrowings – owed to securitization investors. Our involvement with each of the remaining trusts does not represent a variable interest, and therefore, we exclude them from our consolidated financial statements.

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

Financings of Advances on Loans Serviced for Others. Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. These SPEs issue debt supported by collections on the transferred advances. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against Ocwen. However, OLS has guaranteed the payment of the obligations under the securitization documents of one of the entities. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period on July 1, 2013. As of June 30, 2012, this entity had $65,595 of notes outstanding. The assets and liabilities of the advance SPEs are comprised solely of Match funded advances, Debt service accounts, Match funded liabilities and amounts due to affiliates which are eliminated in consolidation. See 7, 10 and 11 for additional information.

Reclassification

Within the operating activities section of the Consolidated Statement of Cash Flows for the six months ended June 30, 2011, we reclassified Unrealized losses on derivative financial instruments from Other, net to conform to the current year presentation.

Note 2 Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2011-03 (Accounting Standards Codification (ASC) 860, Transfers and Servicing): Reconsideration of Effective Control for Repurchase Agreements. Repurchase agreements are accounted for as secured borrowings (and therefore not as sales) if the transferor has not surrendered control over the transferred assets. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. Consequently, the amendments in this update also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The effect of these amendments is to reduce the criteria that must be met in order for the transaction to be accounted for as a secured borrowing. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Our adoption of the provisions in this ASU effective January 1, 2012 did not have a material impact on our consolidated financial statements. See Note 12 for our disclosure of repurchase agreements, which we account for as a secured borrowing.

ASU 2011-04 (ASC 820, Fair Value Measurement): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements and prescribes certain additional disclosures about fair value measurements. Our adoption of this standard effective January 1, 2012 did not have a material impact on our consolidated financial statements. See Note 5 for our fair value disclosures.

ASU 2011-05 (ASC 220, Comprehensive Income): Presentation of Comprehensive Income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income and requires that an entity present reclassification adjustments from other comprehensive income to net income by component on the face of both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU 2011-12 defers indefinitely the provision regarding the presentation of reclassification adjustments. Our adoption of this standard effective January 1, 2012 did not have a material impact on our consolidated financial statements.

Note 3 BUSINESS acquisition

As disclosed in Note 1, Ocwen completed its acquisition of the Litton Loan Servicing Business on September 1, 2011. There were no adjustments to the purchase price during the first six months of 2012 and we do not anticipate any significant adjustments subsequent to June 30, 2012. We recorded $65,622 of goodwill in our Servicing segment in connection with the Litton Acquisition. The allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). There were no revisions to the allocation of the purchase price during the first six months of 2012, and while we do anticipate adjustments of up to $10,000 subsequent to June 30, 2012, these adjustments will not affect earnings and we do not believe that they will be material to our consolidated financial statements.

Pro forma impact of the Litton Acquisition

The following table presents supplemental pro forma information for the three and six months ended June 30, 2011 as if the acquisition of Litton occurred on January 1, 2010. The pro forma consolidated results are not indicative of what Ocwen’s consolidated net earnings would have been if Ocwen had completed the acquisition of Litton on January 1, 2010 because of differences in servicing practices and cost structure between Ocwen and Litton. In addition, the pro forma consolidated results do not purport to project the future results of Ocwen combined nor do they reflect the expected realization of any cost savings associated with the Litton Acquisition.

For the periods ended June 30, 2011:	Three months	Six months
Revenues	$177,111	$329,988
Net income	$8,307	$2,109

Facility Closure Costs

Following the Litton Acquisition, we incurred severance and other benefits during 2011 related to the termination of former Litton employees. The Litton Acquisition included two leased facilities located in McDonough, Georgia and Houston, Texas. During the first quarter of 2012, we vacated the leased facility located in Georgia. The lease on the Texas facility expires on August 31, 2012 and is expected to be renewed on a short-term basis for a portion of the space. During 2010, we incurred similar costs related to our acquisition of the U.S. non-prime mortgage servicing business known as “HomEq Servicing” (the HomEq Acquisition) when we terminated the former HomEq employees and vacated the leased facilities located in Raleigh, North Carolina and Sacramento (North Highlands), California. The following table provides a reconciliation of the beginning and ending liability balances for these costs:

	Employee termination benefits	Lease termination costs (1)	Total
Liability balance at December 31, 2011 (2)	$5,163	$5,287	$10,450
Additions charged to operations (2)	2,392	5,030	7,422
Amortization of discount	—	104	104
Payments	(7,555)	(4,427)	(11,982)
Liability balance at June 30, 2012 (2)	$—	$5,994	$5,994

(1)	In March 2012, we recorded a charge of $4,779 to establish a liability for the remaining lease payments on the Georgia facility discounted through the lease expiration date in 2017. This lease does not contain an option for early termination, and we are actively attempting to sublease the space. The balance at December 31, 2011 relates to a liability established in 2010 for the remaining lease payments on the HomEq facilities through the early termination dates of the leases in 2013, including early termination penalties. In June 2012, we negotiated a buyout of the lease on the California facility for $2,900 and incurred an additional expense of $251 as the payment exceeded the liability, net of unamortized discount.

(2)	All charges were recorded in the Servicing segment. Charges related to employee terminations and lease terminations are reported in Compensation and benefits expense and Occupancy and equipment expense, respectively, in the Consolidated Statements of Operations. The liabilities are included in Other liabilities in the Consolidated Balance Sheets.

Note 4 ASSET SALES AND FINANCING

On March 5, 2012, Ocwen completed its initial sale to HLSS Holdings, LLC (HLSS Holdings), a wholly owned subsidiary of Home Loan Servicing Solutions, Ltd. (HLSS), of the right to receive the servicing fees, excluding ancillary income, relating to certain mortgage servicing (Rights to MSRs) for approximately $15.2 billion of UPB and related servicing advances that we acquired in connection with the HomEq Acquisition. HLSS Holdings also acquired HomEq Servicer Advance Facility Transferor, LLC and HomEq Servicer Advance Receivables Trust 2010-ADV1 (together the Advance SPEs). As a result of the acquisition of the Advance SPEs, HLSS Holdings also assumed the related match funded liabilities under the structured servicing advance financing facility that we entered into as part of the HomEq Acquisition (the HomEq Servicing advance facility), with the exception of the Class D Term Note which Ocwen agreed to repay prior to closing. Ocwen received proceeds of $149,798 at closing based on the estimated purchase price as of February 28, 2012. On March 31, 2012, the purchase price was reduced to $138,792 as a result of post-closing adjustments that principally resulted from declines in match funded advances between February 28, 2012 and March 5, 2012. On March 31, 2012, Ocwen recorded a liability of $11,006 payable to HLSS which was subsequently settled on May 1, 2012.

On May 1, 2012, Ocwen completed a second sale to HLSS of Rights to MSRs for approximately $2.9 billion of UPB and related servicing advances. Unlike the initial sale, this “flow” transaction did not involve the acquisition of the advance SPE or the assumption of related match funded liabilities by HLSS. These transactions with HLSS Holdings are referred to as the HLSS Transactions. See Note 11 for additional information regarding the match funded liabilities assumed by HLSS Holdings. Ocwen received proceeds of $103,826 at closing based on the estimated purchase price which was subsequently reduced to $103,458 for post-closing adjustments that resulted from declines in match funded advances through the closing date. Ocwen recorded a liability of $368 payable to HLSS which will be settled in the third quarter of 2012.

As part of the HLSS Transactions, Ocwen retains legal ownership of the MSRs and continues to service the related mortgage loans. However, Ocwen will service the loans for a reduced fee because HLSS Holdings has assumed the match funded liabilities as well as the obligation for future servicing advances related to the MSRs. Ocwen is obligated to transfer legal ownership of the MSRs to HLSS Holdings if and when the required third party consents are obtained. At that time, Ocwen would commence subservicing the MSRs under essentially the same terms and conditions pursuant to a subservicing agreement with HLSS Holdings which was executed on February 10, 2012.

The following table summarizes the sales price of the assets and liabilities acquired by HLSS in connection with the HLSS Transactions:

	Initial sale	Flow sale	Total
Sale of MSRs accounted for as a financing (1)	$62,458	$11,233	$73,691

Sale of match funded advances (2)	—	92,225	92,225

Sale of Advance SPEs:
Match funded advances	413,374	—	413,374
Debt service account	14,786	—	14,786
Prepaid lender fees and debt issuance costs	5,422	—	5,422
Other prepaid expenses	1,928	—	1,928
Match funded liabilities	(358,335)	—	(358,335)
Accrued interest payable and other accrued expenses	(841)	—	(841)
Net assets of Advance SPEs (3)	76,334	—	76,334
Sales price, as adjusted	138,792	103,458	242,250
Amount due HLSS for post-closing adjustments at June 30, 2012	—	368	368
Cash received	$138,792	$103,826	$242,618

Use of proceeds:
Repayment of senior secured term loan	$37,449	$7,106	$44,555
Repayment of match funded liabilities	—	64,395	64,395
Other	101,343	32,325	133,668
Cash received	$138,792	$103,826	$242,618

(1)	Reported in the Consolidated Statements of Cash Flows cash flows with financing activities as Proceeds from sale of mortgage servicing rights accounted for as a financing.

(2)	Reported in the Consolidated Statements of Cash Flows with investing activities as Proceeds from sale of match funded advances. The $92,593 amount reported as proceeds does not reflect the post-closing price adjustment of $368 not yet paid as of June 30, 2012.

(3)	Reported in the Consolidated Statements of Cash Flows with investing activities as Proceeds from sale of advance financing subsidiary and special purpose entity.

Because Ocwen has retained legal title to the MSRs, the sales to HLSS of Rights to MSRs have been accounted for as financings. As a result, we have not derecognized the MSRs, and we have established a liability equal to the sales price. If and when the third party consents are obtained, legal title will transfer to HLSS, and we expect to record a sale with the gain deferred and derecognize the MSRs. Until such time, we continue to recognize the full amount of servicing revenue and amortization of the MSRs. The sales proceeds represent the estimated fair value of the MSRs. Total combined proceeds received from the sale of Rights to MSRs in the initial sale and the flow sale exceed Ocwen’s combined carrying value of the MSRs at the date of sale by $11,020. This excess amount will be realized over time as the Rights to MSRs amortize. Our investment in the Advance SPEs was sold at carrying value and accounted for as a sale. The consolidated assets and liabilities of the advance SPEs were derecognized at the time of the sale.

We have determined that the HLSS Transactions do not constitute the disposal of a business. Therefore, there was no need to consider goodwill in determining the gain on the sale. Because the HLSS Transactions resulted in the sale of a portion of the assets within the Residential Servicing reporting unit which is an indicator that goodwill for the reporting unit should be tested for impairment, we updated our qualitative assessment of whether it was more likely than not that the fair value of the Residential Servicing reporting unit was less than its carrying amount. Our updated assessment indicated that goodwill was not impaired.

In 2010, Ocwen entered into a hedge of the effect of changes in interest rates on the total cash flows of the HomEq Servicing advance financing facility. With the assumption of the HomEq Servicing advance facility by HLSS in March 2012, Ocwen terminated the hedging relationship for accounting purposes and recognized in Other, net in the Consolidated Statements of Operations $5,958 of hedge losses that were included in Accumulated other comprehensive loss.

Ocwen also entered into an agreement with HLSS Management, LLC (HLSS Management), a wholly owned subsidiary of HLSS, for the provision of certain professional services to us and the provision by us of certain professional services to HLSS Management. See Note 20 for additional information regarding this agreement.

Note 5 Fair Value of Financial Instruments

Fair value is estimated based on a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels whereby the highest priority is given to Level 1 inputs and the lowest to Level 3 inputs.

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

The carrying amounts and the estimated fair values of our financial instruments and our nonfinancial assets measured at fair value are as follows at the dates indicated:

		June 30, 2012		December 31, 2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for resale (1)	3	$19,772	$19,772	$20,633	$20,633
Loans, net – restricted for securitization investors (2)	3	54,782	50,831	58,560	55,165
Advances (2)	3	4,254,091	4,254,091	3,733,502	3,733,502
Receivables, net (2)	3	83,123	83,123	83,202	83,202

Financial liabilities:
Match funded liabilities (2)	3	$3,104,964	$3,114,818	$2,558,951	$2,569,131
Lines of credit and other secured borrowings(2)	3	567,538	571,744	540,369	550,860
Secured borrowings – owed to securitization investors (2)	3	49,902	48,826	53,323	52,652
Debt securities (2)	2	26,119	26,919	82,554	92,125

Derivative financial instruments, net (3)	3	$(14,905)	$(14,905)	$(16,676)	$(16,676)

Impaired stratum of MSRs (1)(4)	3	$—	$—	$214	$214

(1)	Measured at fair value on a non-recurring basis.
(2)	Financial instruments disclosed, but not carried, at fair value.
(3)	Measured at fair value on a recurring basis.
(4)	The high-loan-to-value stratum is measured at fair value on a non-recurring basis and is classified as Level 3 because of the nature of the valuation inputs. The values are net of a valuation allowance of $2,163 and $2,864 at June 30, 2012 and December 31, 2011, respectively.

The methodologies that we use and key assumptions that we make to estimate the fair value of financial instruments and other assets and liabilities measured at fair value on a recurring or non-recurring basis are described below:

Loans Held for Resale

All loans held for resale were measured at fair value because their cost exceeded their estimated fair value at June 30, 2012. Current market illiquidity has reduced the availability of observable pricing data. When we enter into an agreement to sell a loan to an investor at a set price, the loan is valued at the commitment price. We base the fair value of uncommitted loans on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. The more significant assumptions used in the June 30, 2012 valuation of performing loans include: historical default rates of 5% to 10%; re-performance rates on defaulted loans of 35%; loss severity on defaulted loans of 20% to 50%; an average resolution timeline of 12 months; an average coupon of 7.8%; and a discount rate of 10%. Significant assumptions used in the June 30, 2012 valuation of nonperforming loans include: the current market value of the underlying collateral based on third party sources such as appraisals or broker price opinions; a resolution timeline of 10 to 42 months depending on the state in which the property is located and the type of property; estimated foreclosure and disposition costs that are based on historical experience and considering that state in which the property is located and the type of property; and a discount rate of 15%.

Loans – Restricted for Securitization Investors

We base the fair value of Loans – restricted for securitization investors on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. Significant assumptions include expected prepayment rates and delinquency and cumulative loss curves. The more significant assumptions used in our June 30, 2012 valuations were: prepayment speeds of 3% to 6%; default rates of 23% to 29%; and a discount rate of 20.5% to 22%.

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

Borrowings

We base the fair value of our debt securities on quoted prices in markets with limited trading activity. The carrying value of match funded liabilities and secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other match funded or secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. We estimate principal repayments of match funded liabilities during the amortization period based on our historical advance collection rates and taking into consideration any plans to refinance the notes. The more significant assumptions used in the June 30, 2012 valuation of match funded liabilities bearing a fixed interest rate were a discount rate of 2.5% to 3.5% and estimated repayments using an advance reduction curve that is based on historical experience.

Mortgage Servicing Rights

MSRs are an intangible asset representing the right to service a portfolio of mortgage loans. We account for MSRs using the amortization method and perform an impairment analysis based on the difference between the carrying amount and estimated fair value after grouping the underlying loans into the applicable strata based on one or more of their predominant risk characteristics.

We estimate the fair value of our MSRs by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The most significant assumptions used in our internal valuation are the speed at which mortgages prepay and delinquency experience. The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, prepayment penalties, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. We derive prepayment speeds and delinquency assumptions from historical experience adjusted for prevailing market conditions. We develop the discount rate internally, and we consider external market-based assumptions in determining the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing. The more significant assumptions used in the June 30, 2012 valuation include prepayment speeds ranging from 11.0 % to 17.9% (depending on loan type) and delinquency rates ranging from 15.9% to 23.4% (depending on loan type). Other assumptions include an interest rate of 1-month LIBOR plus 4% for computing the cost of financing advances, an interest rate of 1-month LIBOR for computing float earnings and a discount rate of 20%.

As disclosed above and in Note 8, we established a valuation allowance for impairment on the high-loan-to-value stratum of our MSRs because the estimated fair value was less than the carrying value. For all other strata, the fair value exceeded the carrying value at June 30, 2012.

Derivative Financial Instruments

Our derivatives are not exchange-traded and therefore quoted market prices or other observable inputs are not available. Fair value is based on information provided by third-party pricing sources. Third-party valuations are derived from proprietary models based on inputs that include yield curves and contractual terms such as fixed interest rates and payment dates. Although we do not adjust the information obtained from the third-party pricing sources, we review this information to ensure that it provides a reasonable basis for estimating fair value. Our review is designed to identify information that appears stale, information that has changed significantly from the prior period and other indicators that the information may not be accurate. For interest rate contracts, significant increases or decreases in the unobservable portion of the yield curves in isolation will result in substantial changes in the fair value measurement.

The following tables present a reconciliation of the changes in fair value of our Level 3 assets that we measure at fair value on a recurring basis, which consists of derivative financial instruments, for the periods indicated:

	Three months		Six months
For the periods ended June 30,	2012	2011	2012	2011
Beginning balance	$(12,806)	$(12,397)	$(16,676)	$(15,351)
Purchases, issuances, sales and settlements:
Settlements	65	25	2,422	71
	65	25	2,422	71
Total realized and unrealized gains and (losses) (1):
Included in Other, net	1,843	(6)	5,248	(117)
Included in Other comprehensive income (loss)	(4,007)	(3,409)	(5,899)	(390)
	(2,164)	(3,415)	(651)	(507)
Ending balance	$(14,905)	$(15,787)	$(14,905)	$(15,787)

(1)	Total net losses attributable to derivative financial instruments for the three and six months ended June 30, 2012 include losses of $2,164 and $6,437, respectively, on derivatives held at June 30, 2012. Net losses attributable to derivative financial instruments for the three and six months ended June 30, 2011 include losses of $3,415 and $289, respectively, on derivatives held at June 30, 2011.

Note 6 Advances

Advances, representing payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	June 30, 2012	December 31, 2011
Servicing:
Principal and interest	$88,392	$30,462
Taxes and insurance	54,660	33,387
Foreclosure and bankruptcy costs	48,069	8,390
Other	31,944	27,442
	223,065	99,681
Corporate Items and Other	3,899	3,910
	$226,964	$103,591

Note 7 Match Funded Advances

Match funded advances on residential loans we service for others are comprised of the following at the dates indicated:

	June 30, 2012	December 31, 2011
Principal and interest	$2,098,469	$1,679,536
Taxes and insurance	1,437,337	1,452,707
Foreclosure and bankruptcy costs	300,827	259,231
Real estate servicing costs	90,864	121,705
Other	99,630	116,732
	$4,027,127	$3,629,911

Note 8 Mortgage Servicing

Servicing Assets. The following table summarizes the activity in the carrying value of servicing assets, or MSRs, for the six months ended June 30, 2012:

Balance at December 31, 2011	$293,152
Purchases (1)	175,852
Increase in impairment valuation allowance	(88)
Amortization (2)	(34,348)
Balance at June 30, 2012	$434,568

(1)	The following table reconciles the adjusted purchase price of MSRs to the cash paid as of June 30, 2012:

Purchase price of MSRs, as adjusted	$175,852
Cash holdback of purchase price due to seller (a)	(5,000)
Servicing liabilities assumed	(1,441)
Cash paid for MSRs acquired, net of servicing liabilities assumed	$169,411

	a.	Under the terms of one of the MSR purchase and sale agreements, Ocwen withheld $5,000 of the purchase price of the MSRs pending the receipt of missing mortgage loan documents from the seller. Beginning sixty days after the servicing transfer date of June 18, 2012, the holdback is to be released to the seller pro rata as the missing loan documents are provided. One year after the servicing transfer date, the remainder of the holdback is to be released to the seller less any out of pocket cost incurred by Ocwen in order to create or obtain any loan documents that have not been provided.

(2)	In the Consolidated Statement of Operations, Amortization of mortgage servicing rights is reported net of the amortization of servicing liabilities and includes the amount of charges we recognized to increase servicing liability obligations.

We completed the following MSR acquisitions in the first six months of 2012:

•	On April 2, 2012, we completed an acquisition from Saxon Mortgage Services, Inc. (Saxon) of an MSR portfolio of approximately $22.2 billion in UPB of residential mortgage loans, approximately $9.9 billion of which Ocwen had previously subserviced, and approximately $1.2 billion of associated servicing advances (the Saxon MSR Transaction). To finance the Saxon MSR Transaction, we utilized a combination of available cash and two new two-year servicing advance facilities. On April 2, 2012, we also completed an acquisition of MSRs from JPMorgan Chase Bank, N.A. (JPMCB) which includes servicing rights for non-prime loans with a UPB of approximately $8.1 billion (the JPMCB MSR Transaction) and $557,184 of servicing advances. Ocwen financed the purchase price through available cash and an existing servicing advance facility.
•	On May 31, 2012, we completed the acquisition of MSRs from Aurora Bank FSB (Aurora) on a portfolio of small-balance commercial mortgage loans with a total UPB of $1.8 billion and $52,911 of servicing advances.
•	On June 11, 2012, we purchased residential MSRs from Bank of America, N.A. (BANA) with respect to mortgage loans with a UPB of approximately $10.1 billion owned by Freddie Mac. We entered into a new servicing advance facility to finance a portion of the $34,486 of related servicing advances acquired in the transaction. At June 30, 2012, the acquired MSRs, which had a carrying value of $64,400, were pledged as collateral for the promissory note used to finance the purchase.

See Note 11 and Note 12 for additional information regarding the advance facilities and promissory note used to finance the advances and MSRs acquired in the transactions described above.

As part of the Saxon MSR Transaction and the JPMCB MSR Transaction, the selling parties and Ocwen have agreed to certain indemnification provisions. Additionally, as part of the Saxon MSR Transaction, Saxon and Morgan Stanley agreed to retain certain contingent liabilities for losses, fines and penalties arising from claims by and/or settlements with government authorities and certain third parties relating to the Saxon’s and its affiliates’ pre-closing foreclosure, servicing and loan origination practices. Further, Saxon, Morgan Stanley and Ocwen have agreed to share certain losses arising out of third-party claims in connection with the Seller’s pre-closing performance under its servicing agreements.

As disclosed in Note 4, we sold certain Rights to MSRs on March 5, 2012 and May 1, 2012 as part of the HLSS Transactions. The carrying value of the related MSRs which have not been derecognized at June 30, 2012 was $58,298.

The following table presents the composition of our servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents loans for which we own the MSRs while subservicing represents all other loans.

UPB of Assets Serviced:	Residential	Commercial	Total
June 30, 2012:
Servicing	$112,505,980	$—	$112,505,980
Subservicing	15,367,244	387,352	15,754,596
	$127,873,224	$387,352	$128,260,576
December 31, 2011:
Servicing	$78,675,160	$—	$78,675,160
Subservicing	23,524,062	290,863	23,814,925
	$102,199,222	$290,863	$102,490,085

Residential assets serviced consist principally of mortgage loans, primarily subprime, but also include foreclosed real estate. Residential assets also include small-balance commercial assets with a UPB of $2,142,069 and $586,080 at June 30, 2012 and December 31, 2011, respectively that are managed using the REALServicing™ application. Commercial assets subserviced consist of large-balance foreclosed real estate. Assets serviced for others are not included on our Consolidated Balance Sheet.

Custodial accounts, which hold funds representing collections of principal and interest that we receive from borrowers, are held in escrow by an unaffiliated bank and excluded from our Consolidated Balance Sheet. Custodial accounts amounted to approximately $716,900 and $555,500 at June 30, 2012 and December 31, 2011, respectively.

Valuation Allowance for Impairment. We established a valuation allowance for impairment on the high-loan-to-value stratum of our MSRs as the estimated fair value was less than the carrying value. Net of the valuation allowance of $2,378 and $2,290, the carrying value of this stratum was $0 and $214 at June 30, 2012 and December 31, 2011, respectively. Changes in the valuation allowance for impairment are reflected in Servicing and origination expenses in our Consolidated Statement of Operations.

The estimated fair value of residential MSRs at June 30, 2012 and December 31, 2011 was $470,974 and $340,015, respectively.

Servicing Liabilities. We recognize a servicing liability for those agreements that are not expected to compensate us adequately for performing the servicing. Servicing liabilities are included in Other liabilities. See Note 14 for additional information.

Note 9 Receivables

Receivables consisted of the following at the dates indicated:

	June 30, 2012			December 31, 2011
	Receivables	Allowance for Losses	Net	Receivables	Allowance for Losses	Net
Servicing (1)	$73,230	$(3,112)	$70,118	$53,852	$(1,648)	$52,204
Income taxes receivable	—	—	—	21,518	—	21,518
Affordable housing (2)	1,317	(768)	549	5,568	(5,019)	549
Due from related parties(3)	8,914	—	8,914	2,309	—	2,309
Derivatives, at fair value(4)	2,421	—	2,421	3,600	—	3,600
Other	2,389	(1,268)	1,121	4,284	(1,262)	3,022
	$88,271	$(5,148)	$83,123	$91,131	$(7,929)	$83,202

(1)	Balances arise from our Servicing business and primarily include reimbursable expenditures due from investors and amounts to be recovered from the custodial accounts of the trustees. The balance at June 30, 2012 also includes amounts due from the seller as a result of post-closing adjustments to the purchase price of advances in connection with MSRs that we acquired during the second quarter.
(2)	Balances primarily represent payments to be received for proceeds from sales of investments in affordable housing properties. None of these receivables is delinquent.
(3)	See Note 20 for additional information regarding transactions with HLSS and Altisource.
(4)	Balances represent the fair value of an interest rate cap. See Note 15 for additional information.

The change in the allowance for credit losses for the six months ended June 30, 2012 and the balance of the related receivables at those dates were as follows (the disclosure requirements for the allowance for credit losses do not apply to mortgage banking activities, including the long-term servicing of loans, such as the activities of our Servicing segment):

	Affordable Housing	Other	Total
Allowance for credit losses balance at December 31, 2011	$5,019	$1,262	$6,281
Charge offs	(4,251)	(387)	(4,638)
Provision, net	—	455	455
Other	—	(62)	(62)
Allowance for credit losses balance at June 30, 2012	$768	$1,268	$2,036

Receivables balance at June 30, 2012	$1,317	$2,389	$3,706

Note 10 Other Assets

Other assets consisted of the following at the dates indicated:

	June 30, 2012	December 31, 2011
Debt service accounts	$106,862	$115,867
Interest earning collateral deposits (1)	30,752	27,191
Prepaid lender fees and debt issuance costs, net	19,771	27,113
Real estate, net	2,531	3,368
Prepaid expenses and other	11,399	12,403
	$171,315	$185,942

(1)	The balances include $20,980 and $19,623 of cash collateral held by the counterparties to certain of our derivative agreements at June 30, 2012 and December 31, 2011, respectively.

Note 11 Match Funded Liabilities

Match funded liabilities are comprised of the following at the dates indicated:

				Unused	Balance Outstanding
Borrowing Type	Interest Rate	Maturity	Amortization Date	Borrowing Capacity (1)	June 30, 2012	December 31, 2011

Promissory Note (2)	3.3875%	Sept. 2013	Sept. 2013	$375,535	$1,517,265	$1,784,043
Advance Receivable Backed Note Series 2009-3 (3)	4.14%	July 2023	July 2012	—	210,000	210,000
Advance Receivable Backed Note Series 2010-1 (7)	3.59%	Sep. 2023	Feb. 2011	—	—	40,000
Total fixed rate				375,535	1,727,265	2,034,043
Variable Funding Note Series 2009-2	1-Month LIBOR (1ML)+ 350 bps	Nov. 2023	Nov. 2012	100,000	—	—
Variable Funding Note Series 2009-1 (4)	1ML + 325 bps	Dec. 2023	Dec. 2012	255,466	544,534	11,687
Advance Receivable Backed Notes (5)	1ML + 285 bps	Apr. 2015	Apr. 2014	212,892	437,108	—
Advance Receivable Backed Notes Series 2012-ADV1 (5)	Commercial paper (CP) rate plus 225 or 335 bps	May 2014	April 2014	142,979	307,021	—
Advance Receivable Backed Notes Series 2012-ADV1 (6)	1ML + 250 bps	June 2016	June 2014	76,559	23,441	—
Class A-1 Term Note (8)	CP rate + 350 bps	Aug. 2043	Aug. 2013	—	—	340,185
Class B Term Note (8)	CP rate + 525 bps	Aug. 2043	Aug. 2013	—	—	15,850
Class C Term Note (8)	CP rate + 625 bps	Aug. 2043	Aug. 2013	—	—	15,056
Class D Term Note (8)	1ML + 750 bps	Aug. 2043	Aug. 2013	—	—	11,638
Advance Receivable Backed Notes	1ML + 200 bps	Jan. 2014	July 2013	199,405	65,595	130,492
Total variable rate				987,301	1,377,699	524,908
				$1,362,836	$3,104,964	$2,558,951

(1)	At June 30, 2012, we had no eligible advances available to be pledged as collateral for additional borrowings under our advance facilities.
(2)	This note was issued to finance advances acquired in connection with the acquisition of Litton on September 1, 2011. Borrowing capacity under this facility declined to $1,892,800 on March 1, 2012 and will further decline to $1,637,591 on September 1, 2012, $1,403,650 on March 1, 2013 and $1,169,708 on September 1, 2013.
(3)	This note matured on July 19, 2012, and the borrowing under this note was transferred to the Series 2009-1 variable funding note.
(4)	Effective March 12, 2012, the lender transferred this note from its commercial paper conduit and began charging interest based on 1-Month LIBOR. Beginning June 15, 2012, maximum borrowing capacity under this note will be reduced to the extent that the lender’s commitment under any other advance facilities of Ocwen or its affiliates exceeds $200,000.
(5)	These notes were issued to finance the advances acquired in connection with the Saxon MSR Transaction.
(6)	These notes were issued to finance the advances acquired from BANA in connection with the acquisition of MSRs.
(7)	The amortization period for this note ended in January 2012, at which time the remaining balance of $40,000 was repaid. The advances pledged to this note were transferred to the Series 2009-1 variable funding note and were re-pledged under that note.
(8)	These notes were issued in connection with the financing of advances acquired as part of the HomEq Acquisition. The Class D Term Note was repaid in full on March 2, 2012. On March 5, 2012, HLSS assumed the remaining balances.

Note 12 LINES OF CREDIT AND OTHER SECURED BORROWINGS

Lines of credit and other secured borrowings are comprised of the following at the dates indicated:

				Unused	Balance Outstanding
Borrowings	Collateral	Interest Rate	Maturity	Borrowing Capacity	June 30, 2012	December 31, 2011

Servicing:
Senior secured term loan (1)	(1)	1ML + 550 bps with a LIBOR floor of 1.50%	Sept. 2016	$—	$472,945	$546,250
Financing liability – MSRs pledged (2)	MSRs (2)	(2)	(2)	—	70,175	—
Promissory Note (3)	MSRs	1ML + 350 bps	May 2017	—	29,784	—
				—	572,904	546,250
Corporate Items and Other
Securities sold under an agreement to repurchase (4)	Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes	Class A-2 notes: 1ML + 200 bps; Class A-3 notes: 1ML + 300 bps	Monthly	—	3,646	4,610
				—	576,550	550,860
Discount on senior secured term loan				—	(9,012)	(10,491)
				$—	$567,538	$540,369

(1)	The principal amount of the loan (originally $575,000) is due in consecutive installments of $14,375 per quarter through June 30, 2016, with the remaining balance becoming due on September 1, 2016. The loan is secured by a first priority security interest in substantially all of the tangible and intangible assets of Ocwen.
(2)	On March 5, 2012 and May 1, 2012, Ocwen completed the HLSS Transactions, in which it transferred to HLSS certain Rights to MSRs. However, because Ocwen has not yet transferred legal title to the MSRs, the sales were accounted for as a financing with the proceeds from the sale of the MSRs recorded as a financing liability. The financing liability is being amortized using the interest method with the servicing income that is remitted to HLSS representing payments of principal and interest. The liability has no contractual maturity but will be amortized over the estimated life of the pledged MSRs. The balance of the liability is reduced each month based on the change in the estimated fair value of the pledged MSRs. See Note 4 for additional information regarding the HLSS Transactions.
(3)	This note was issued to finance the acquisition of MSRs from BANA. Prepayments of the balance on this note may be required if the borrowing base, as defined, falls below the amount of the note outstanding.

(4)	The Class A-2 and A-3 notes issued by Ocwen Real Estate Asset Liquidating Trust 2007-1 have a face value of $27,710 at June 30, 2012.

Note 13 DEBT SECURITIES

Debt securities consisted of the following at the dates indicated:

	June 30, 2012	December 31, 2011
3.25% Contingent Convertible Senior Unsecured Notes due August 1, 2024	$—	$56,435
10.875% Capital Securities due August 1, 2027	26,119	26,119
	$26,119	$82,554

On February 27, 2012, we provided notice of redemption to all the holders of our 3.25% Contingent Convertible Senior Unsecured Notes (Convertible Notes) stating our election to redeem all of the outstanding notes on March 28, 2012. Of the $56,435 outstanding principal balance of the Convertible Notes, $56,410 was converted to 4,635,159 shares of common stock at a conversion rate of 82.1693 per $1,000 (in dollars) principal amount (representing a conversion price of $12.17 per share) with 11 fractional shares settled in cash. The remaining $25 principal balance of the Convertible Notes was redeemed at a cash price of 100% of principal outstanding, plus accrued and unpaid interest.

Note 14 OTHER LIABILITIES

Other liabilities were comprised of the following at the dates indicated:

	June 30, 2012	December 31, 2011
Accrued expenses	$38,327	$53,516
Payable to servicing and subservicing investors	25,905	28,824
Checks held for escheat	22,340	24,687
Derivatives, at fair value (1)	17,326	20,276
Income taxes payable	11,068	—
Servicing liabilities (2)	10,167	9,662
Due to related parties (3)	5,719	4,274
Accrued interest payable	4,759	4,140
Liability for selected tax items	4,690	4,524
Other (4)	16,465	8,746
	$156,766	$158,649

(1)	See Note 15 for additional information regarding derivatives.
(2)	Our acquisition of MSRs as part of the JPMCB MSR Transaction included a servicing liability with a fair value of $1,441. During the six months ended June 30, 2012 and 2011, amortization of servicing liabilities exceeded the amount of charges we recognized to increase servicing liability obligations by $937 and $246, respectively. Amortization of mortgage servicing rights is reported net of this amount in the Consolidated Statement of Operations
(3)	See Note 20 for additional information regarding transactions with HLSS and Altisource.
(4)	As disclosed in Note 8, the balance at June 30, 2012 includes a $5,000 holdback of the purchase price of MSRs we acquired during the second quarter.

Note 15 Derivative Financial Instruments

Foreign Currency Exchange Rate Risk Management

We periodically enter into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee (INR) on amounts payable to our India subsidiary, OFSPL.

Interest Rate Management

In our Servicing segment, we have entered into interest rate swaps in order to hedge against the effects of changes in interest rates on our borrowings under our advance funding facilities. We also entered into an interest rate cap which was not designated as a hedge for accounting purposes.

The following summarizes our swap positions at June 30, 2012:

Purpose	Date Opened	Effective Date	Maturity	We Pay	We Receive	Notional Amount	Fair Value
Not designated as hedges:
Hedge the effects of a change in 1ML on borrowing under a $265,000 advance funding facility (1)	April 2010	July 2010	July 2013	2.0590%	1ML	$250,000	$(4,794)
Hedge the effects of a change in the lender’s CP rate and 1ML on borrowing under an advance facility (2)	May 2010 and June 2010	September 2010	August 2013	1.5750% and 1.5275%	1ML	374,125	(4,982)
Total not designated as hedges						624,125	(9,776)

Designated as hedges:
Hedge the effects of changes in 1ML or the lenders’ CP rate on advance funding facilities	October 2011	June 2013	January 2015	0.9275% and 0.9780%	1ML	201,892	(5,576)
Hedge the effects of changes in 1ML or the lenders’ CP rate on advance funding facilities (3)	December 2011	February 2012	January 2015	0.7000% and 0.6825%	1ML	343,582	(1,974)
Total designated as hedges						545,474	(7,550)
Total						$1,169,599	$(17,326)

(1)	We discontinued hedge accounting for this hedging relationship effective July 1, 2011 and began amortizing to earnings the $6,179 of deferred losses in Accumulated other comprehensive loss. Unamortized deferred losses were $3,089 at June 30, 2012. Amortization will continue until the related advance facility matures in July 2013. The balance outstanding under the advance facility at June 30, 2012 was $65,595.
(2)	The hedging relationship was terminated when the advance facility was assumed on March 5, 2012 by HLSS. See Note 4 and Note 11 for additional information regarding the match funded liabilities assumed by HLSS Holdings.
(3)	Projected net settlements on the swaps for the next twelve months total approximately $1,200 of payments to the counterparties.

The following table summarizes our use of derivatives during the six months ended June 30, 2012:

	Interest Rate Cap	Foreign Exchange Forwards	Interest Rate Swaps
Notional balance at December 31, 2011	$1,600,000	$46,200	$1,393,685
Maturities	—	—	(224,086)
Terminations	—	(46,200)	—
Notional balance at June 30, 2012	$1,600,000	$—	$1,169,599

Fair value of derivative assets (liabilities) at (1):
June 30, 2012	$2,421	$—	$(17,326)
December 31, 2011	$3,600	$(5,785)	$(14,491)

Maturity	May 2014		July 2013 to January 2015

(1)	Derivatives are reported at fair value in Receivables or Other liabilities.

Other income (expense), net, includes the following related to derivative financial instruments:

	Three months		Six months
	2012	2011	2012	2011
Gains (losses) on non-hedging derivatives (1)	$1,843	$(6)	$5,248	$(117)
Losses from ineffectiveness of cash flow hedges	(64)	(889)	(1)	(1,131)
Amortization of losses in Accumulated other comprehensive loss for a discontinued hedge	(772)	—	(1,544)	—
Write off losses in Accumulated other comprehensive loss for the hedge of a financing facility assumed by HLSS (See Note 4)	—	—	(5,958)	—
	$1,007	$(895)	$(2,255)	$(1,248)

(1)	Includes the gain of $3,359 in the first quarter of 2012 from the termination of foreign exchange forward contracts.

Included in Accumulated other comprehensive loss at June 30, 2012 and December 31, 2011, respectively, were $10,510 and $12,114 of deferred unrealized losses, before taxes of $3,819 and $4,354, respectively, on the interest rate swaps that we designated as cash flow hedges.

Note 16 SERVICING AND SUBSERVICING FEES

The following table presents the principal components of servicing and subservicing fees for the periods ended June 30:

	Three months		Six months
	2012	2011	2012	2011
Loan servicing and subservicing fees	$149,384	$72,304	$261,973	$149,741
Late charges	17,676	6,691	36,521	15,236
Home Affordable Modification Program (HAMP) fees	21,390	8,654	34,074	17,292
Loan collection fees	3,830	2,363	7,169	4,917
Custodial accounts (float earnings)	663	533	1,450	1,072
Other	7,396	5,292	14,255	10,084
	$200,339	$95,837	$355,442	$198,342

Note 17 INTEREST EXPENSE

The following table presents the components of interest expense for the periods ended June 30:

	Three months		Six months
	2012	2011	2012	2011
Match funded liabilities	$35,920	$18,170	$67,035	$38,954
Secured borrowings – owed to securitization investors	122	198	377	393
Lines of credit and other secured borrowings(1)	21,060	2,026	35,283	17,264
Debt securities:
3.25% Convertible Notes	—	459	153	917
10.875% Capital Trust Securities	710	710	1,420	1,420
Escrow deposits	507	250	975	408
	$58,319	$21,813	$105,243	$59,356

(1)	Includes interest expense of $10,591 and $13,535 for the three and six months ending June 30, 2012, respectively, on the financing liability arising from the sales of Rights to MSRs to HLSS that were accounted for as financings. See Note 4 and Note 12 for additional information regarding these sales and the financing liability.

Note 18 Basic and Diluted Earnings per Share

The following is a reconciliation of the calculation of basic EPS to diluted EPS for the periods ended June 30:

	Three months		Six months
	2012	2011	2012	2011
Basic EPS:
Net income attributable to Ocwen Financial Corporation	$44,833	$26,378	$64,182	$48,452

Weighted average shares of common stock	134,856,101	100,943,402	132,752,848	100,853,424

Basic EPS	$0.33	$0.26	$0.48	$0.48

Diluted EPS:
Net income attributable to Ocwen Financial Corporation	$44,833	$26,378	$64,182	$48,452
Interest expense on Convertible Notes, net of tax (1)	—	294	98	588
Adjusted net income attributable to Ocwen Financial Corporation	$44,833	$26,672	$64,280	$49,040

Weighted average shares of common stock	134,856,101	100,943,402	132,752,848	100,853,424
Effect of dilutive elements:
Convertible Notes (1)	—	4,637,224	2,028,868	4,637,224
Stock options	3,297,798	2,529,962	3,317685	2,454,033
Common stock awards	1,474	—	1,421	—
Dilutive weighted average shares of common stock	138,155,373	108,110,588	138,100,822	107,944,681

Diluted EPS	$0.32	$0.25	$0.47	$0.45

Stock options excluded from diluted EPS computation:
Anti-dilutive(2)	166,250	20,000	158,750	20,000
Market-based(3)	558,750	1,615,000	558,750	1,615,000

(1)	Prior to the redemption of the Convertible Notes in March 2012, we computed their effect on diluted EPS using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, were added back to net income. We assumed the conversion of the Convertible Notes into shares of common stock for purposes of computing diluted EPS unless the effect was anti-dilutive. As disclosed in Note 13, we issued 4,635,159 shares of common stock upon conversion of the Convertible Notes.
(2)	These options were anti-dilutive because their exercise price was greater than the average market price of our stock.
(3)	Options that begin vesting upon the achievement of certain performance criteria related to OCN’s stock price and an annualized rate of return to investors.

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

Financial information for our segments is as follows:

	Servicing	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations

For the three months ended June 30, 2012

Revenue	$210,411	$1,204	$(230)	$211,385
Operating expenses (1)	80,940	5,099	(131)	85,908
Income (loss) from operations	129,471	(3,895)	(99)	125,477
Other income (expense), net:
Interest income	—	2,038	—	2,038
Interest expense (1)	(58,139)	(180)	—	(58,319)
Other	1,070	(201)	99	968
Other income (expense), net	(57,069)	1,657	99	(55,313)
Income (loss) before income taxes	$72,402	$(2,238)	$—	$70,164

For the three months ended June 30, 2011

Revenue	$105,493	$635	$(291)	$105,837
Operating expenses (1)	40,799	1,630	(175)	42,254
Income (loss) from operations	64,694	(995)	(116)	63,583
Other income (expense), net:
Interest income	34	2,255	—	2,289
Interest expense (1)	(21,751)	(62)	—	(21,813)
Other	(86)	(3,053)	116	(3,023)
Other income (expense), net	(21,803)	(860)	116	(22,547)
Income (loss) before income taxes	$42,891	$(1,855)	$—	$41,036

For the six months ended June 30, 2012
Revenue	$374,604	$1,862	$(535)	$375,931
Operating expenses (1)	163,819	8,495	(279)	172,035
Income (loss) from operations	210,785	(6,633)	(256)	203,896
Other income (expense), net:
Interest income	—	4,350	—	4,350
Interest expense (1)	(104,665)	(578)	—	(105,243)
Other	759	(3,735)	256	(2,720)
Other income (expense), net	(103,906)	37	256	(103,613)
Income (loss) before income taxes	$106,879	$(6,596)	$—	$100,283

For the six months ended June 30, 2011
Revenue	$216,362	$1,107	$(626)	$216,843
Operating expenses (1)	80,581	3,201	(329)	83,453
Income (loss) from operations	135,781	(2,094)	(297)	133,390
Other income (expense), net:
Interest income	81	4,377	—	4,458
Interest expense (1)	(59,252)	(104)	—	(59,356)
Other	1,061	(4,325)	297	(2,967)
Other expense, net	(58,110)	(52)	297	(57,865)
Income (loss) before income taxes	$77,671	$(2,146)	$—	$75,525

Total Assets
June 30, 2012	$4,978,986	$395,876	$—	$5,374,862

December 31, 2011	$4,310,354	$426,803	$—	$4,737,157

June 30, 2011	$1,893,917	$394,832	$—	$2,288,749

(1)	Depreciation and amortization expense are as follows:

	Servicing	Corporate Items and Other	Business Segments Consolidated
For the three months ended June 30, 2012:
Depreciation expense	$419	$686	$1,105
Amortization of MSRs	19,097	—	19,097
Amortization of debt discount	735	—	735
Amortization of debt issuance costs – senior secured term loan	923	—	923

For the three months ended June 30, 2011:
Depreciation expense	$25	$112	$137
Amortization of MSRs	9,926	—	9,926
Amortization of debt discount	1,297	—	1,297
Amortization of debt issuance costs – senior secured term loan	833	—	833

For the six months ended June 30, 2012:
Depreciation expense	$674	$1,263	$1,937
Amortization of MSRs	33,411	—	33,411
Amortization of debt discount	1,480	—	1,480
Amortization of debt issuance costs – senior secured term loan	1,843	—	1,843

For the six months ended June 30, 2011:
Depreciation expense	$50	$837	$887
Amortization of MSRs	18,849	—	18,849
Amortization of debt discount	7,343	—	7,343
Amortization of debt issuance costs – senior secured term loan	8,604	—	8,604

Note 20 Related Party Transactions

For purposes of governing certain of the ongoing relationships between Ocwen and Altisource after the spin-off in August 2009, the companies entered into certain agreements to provide to each other services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, tax matters, risk management, law, strategic planning, compliance and other areas. Altisource also provides certain technology products and support services to Ocwen, and Ocwen has agreed to make available to Altisource certain data from Ocwen’s servicing portfolio in exchange for a per asset fee. Ocwen subleases from Altisource its principal executive office space in Atlanta, Georgia under an agreement entered into in 2010.

Ocwen and Altisource also each hold a 49% equity interest in Correspondent One, a company that facilitates the purchase of conforming and government-guaranteed residential mortgages from approved mortgage originators and resells the mortgages to secondary market investors.

As disclosed in Note 4, Ocwen and HLSS Management entered into an agreement to provide to each other certain professional services including valuation analysis of potential MSR acquisitions, treasury management services and other similar services, legal, licensing and regulatory compliance support services, risk management services and other similar services.

Ocwen’s Chairman of the Board of Directors, William C. Erbey, also serves as Chairman of the Board for both Altisource and HLSS. As a result, he has obligations to Ocwen as well as to Altisource and HLSS. Mr. Erbey currently owns approximately 13% of the common stock of Ocwen, approximately 25% of the common stock of Altisource and approximately 5% of the common stock of HLSS.

The following table summarizes our transactions with related parties for the periods ended June 30, and amounts receivable from or payable to related parties:

	Three months		Six months
	2012	2011	2012	2011
Revenues and Expenses:
Altisource:
Revenues	$4,461	$2,473	$8,073	$5,379
Expenses	7,182	5,301	13,711	10,392
HLSS:
Revenues	$30	$—	$40	$—
Expenses	741	—	993	—

	June 30, 2012	December 31, 2011
Net Receivable (Payable)
Altisource	$(863)	$(1,965)
HLSS	4,058	—
	$3,195	$(1,965)

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

In April 2012, the CFPB announced that it is considering new rules under the Dodd-Frank Act that would require mortgage servicers to (i) warn borrowers before any interest rate adjustments on their mortgages and provide alternatives for borrowers to consider, (ii) provide monthly mortgage statements that explicitly breakdown principal, interest, fees, escrow and due dates, (iii) provide options for avoiding lender-placed, or “forced-placed” insurance, (iv) provide early outreach to borrowers in danger of default regarding options to avoid foreclosure, (v) provide that payments be credited to borrower accounts the day they are received, (vi) require borrower account records be kept current, (vii) provide increased accessibility to servicing staff and records for borrowers and (viii) investigate errors within 30 days and improve staff accessibility to consumers, among other things. The CFPB stated that it will seek public comment before formally promulgating the rules which are expected to be finalized by early next year.

There are a number of foreign laws and regulations that are applicable to our operations in India and Uruguay including acts that govern licensing, employment, safety, taxes, insurance, and the laws and regulations that govern the creation, continuation and the winding up of companies as well as the relationships between the shareholders, the company, the public and the government in both countries.

Note 22 Commitments and Contingencies

Litigation

In September 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc. (ABFS) brought an action against multiple defendants, including Ocwen, in Bankruptcy Court. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by Ocwen of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. The Trustee filed an amended complaint in March 2007 alleging various claims against Ocwen including turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. In April 2008, Ocwen filed an answer denying all charges and a counterclaim for breach of contract, fraud, negligent misrepresentation and indemnification in connection with the MSR purchase transaction. Fact discovery is complete, and both Ocwen and the Trustee have filed motions for partial summary judgment. We believe that the Trustee’s allegations against Ocwen are without merit and intend to continue to vigorously defend against this matter. We are unable to provide any estimate of possible loss or range of possible loss at this time.

We are subject to various other pending legal proceedings, including those subject to loss sharing provisions of the Litton Acquisition and the Saxon MSR Transaction. In our opinion, the resolution of those proceedings will not have a material effect on our financial condition, results of operations or cash flows.

Tax Matters

India tax authorities issued income tax assessment orders with respect to assessment years 2006 - 2007 and 2007 - 2008. The proposed adjustments would impose upon OFSPL additional tax and interest of INR 156,718 ($2,783), and penalties may be assessed. Ocwen and OFSPL intend to vigorously contest the assessments and do not believe they have violated any statutory provision or rule. OFSPL has submitted appeals in both cases to the India Income Tax Appellate Tribunal and petitioned for Competent Authority assistance under the Mutual Agreement Procedures of the U.S./India income tax treaty. OFSPL has furnished bank guarantees of INR 205,473 ($3,649) related to transfer pricing matters, paid INR 7,647 ($136) towards non-transfer pricing issues and obtained abeyance on the demand of INR 4,376 ($78) relating to non-transfer pricing matters. Due to uncertainties inherent in the appeals processes, Ocwen and OFSPL cannot currently estimate any additional exposure beyond the amount currently assessed and cannot predict when these tax matters will be resolved. Competent Authority relief should preserve Ocwen’s right to offset any potential increase in India tax against Ocwen’s U.S. taxes.

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

On November 24, 2010, OLS received a Civil Investigative Demand (CID) from the Federal Trade Commission (FTC) requesting documents and information regarding various servicing activities. On June 6, 2012, the FTC notified OLS that it had referred this CID to the CFPB. There is no allegation of wrongdoing against OLS in this CID or in the notice of referral to the CFPB, and we are cooperating with the FTC’s and the CFPB’s requests.

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

Ocwen has been a party to loan sales and securitizations dating back to the 1990s. The majority of securities issued in these transactions has been retired and are not subject to put-back risk. There is one remaining securitization with an original UPB of approximately $200,000 where Ocwen provided representations and warranties and the loans were originated in the last decade. Ocwen performed due diligence on each of the loans included in this securitization. The outstanding UPB of this securitization was $43,450 at June 30, 2012, and the outstanding balance of the notes was $43,355. Ocwen is not aware of any inquiries or claims regarding loan put-backs for any transaction where we made representations and warranties. We do not expect loan put-backs to result in any material change to our financial position, operating results or liquidity.

Note 23 Subsequent eventS

On July 31, 2012, we provided notice to all holders of our 10.875% Capital Securities of our redemption of the $26,119 outstanding principal balance. The redemption will occur on August 31, 2012 at a price of 102.719% of the outstanding principal, plus accrued and unpaid interest.

On August 1, 2012, we completed a second flow sale to HLSS Holdings of Rights to MSRs for approximately $2.1 billion of UPB and related servicing advances under terms similar to the initial flow sale on May 1, 2012. Ocwen received proceeds of $74.4 million at closing. Of that amount, $7.2 million was used to prepay a portion of Ocwen’s senior secured term loan borrowing and $45.4 million was used to repay a portion of the match funded liabilities related to the advances.

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

OVERVIEW

Strategic Priorities

The long-term success for Ocwen is driven primarily by several factors:

1.	Access to new servicing business;
2.	Cost of servicing;
3.	Quality of customer service;
4.	Ability to manage delinquencies and advances;
5.	Capacity to take on new business while meeting all regulatory and customer requirements; and
6.	Cost of funds and amount of capital required.

Ocwen is an established industry leader in cost of servicing and ability to manage delinquencies and advances. Nevertheless, Ocwen has initiatives aimed at improving capabilities across all factors.

For accessing new servicing business, we continue to follow a four-pronged strategy:

1.	Acquisition of existing servicing platforms or mortgage servicing rights;
2.	Subservicing and special servicing opportunities;
3.	Flow servicing and co-issue; and
4.	New servicing segments.

As a result of the Litton Acquisition, which closed on September 1, 2011, Ocwen’s servicing UPB grew by approximately $38.6 billion making it the 12th largest mortgage loan servicer in the U. S. Together with other acquisitions, we added a total of 259,788 loans with a UPB of $41.3 billion to our residential servicing portfolio in 2011. Through the first six months of 2012, we have added an additional 176,256 loans with a UPB of $34.2 billion as follows:

•	On April 2nd, we deployed $464,215 of capital to complete the Saxon MSR Transaction for the rights to service approximately 132,000 securitized agency and non-agency residential loans with a UPB of $22.2 billion, of which approximately 58,100 loans with a UPB of approximately $9.9 billion we had previously subserviced. We borrowed $825,961 under two new two-year servicing advance facilities to finance the approximately $1.2 billion of associated servicing advances.
•	Also on April 2nd, we deployed $151,154 of capital to complete the JPMCB MSR Transaction which included servicing rights for certain third party private securitizations in which neither JPMCB nor any of its affiliated entities were issuers or loan sellers. The acquisition relates to approximately 41,200 non-prime residential loans with a UPB of $8.1 billion. We borrowed $418,764 under an existing advance facility to finance the $557,184 of acquired servicing advances.
•	On May 31st, we completed the acquisition of MSRs from Aurora on a portfolio of approximately 3,300 small-balance commercial mortgage loans with a total UPB of $1.8 billion for $53,095, including $52,911 of servicing advances.
•	On May 31st, we completed the boarding of approximately 6,300 non-performing loans with a UPB of $1.9 billion under a subservicing contract with a large bank. We boarded approximately 4,400 additional non-performing loans with a UPB of $1.1 billion in July with further boardings expected through year-end.
•	On June 11th, we completed the purchase of residential MSRs from BANA on a portfolio of approximately 51,000 residential mortgage loans with a UPB of approximately $10.1 billion owned by Freddie Mac. We entered into a new two-year advance facility to finance a portion of the $34,486 of acquired advances. In addition, we issued a new promissory note to finance the acquired MSRs.

In July 2012, we purchased $300 million UPB of Fannie Mae MSRs and expect to acquire an additional $2.4 billion UPB of Fannie Mae MSRs on September 1, 2012. We expect that other non-prime and prime servicing platforms and servicing portfolios will come to market in the next several months. We are currently tracking potential deals with UPB totaling several hundred billion dollars. To the extent that we find these opportunities to be attractive, we believe that we can compete given our low cost, high quality servicing platform. Our technology also provides us a unique ability to quickly scale our servicing operations to handle acquired loan portfolios.

We also expect to continue to pursue subservicing and special servicing transactions. We have recently completed two subservicing transfers with one large bank, and we expect that we will continue regular transfers for at least the next several months. We have also been working closely with two other large banks on subservicing arrangements. The recently announced Federal-State servicing agreement with the five largest mortgage servicers and potential additional settlements may result in additional business opportunities for Ocwen as large servicers seek to meet their principal reduction modification commitments.

Regarding flow servicing, Correspondent One purchased approximately $17 million of conventional loans from members of Lenders One in the first six months of 2012. Correspondent One will soon be acquiring Federal Housing Administration (FHA) loans, as well. Over time, we expect that this joint venture with Altisource (each holds 49% equity interest in the entity) will be able to use its relationship with Lenders One (which generated approximately 8% of new loans originated in the United States in 2011) to substantially grow its volume. Correspondent One has seen significant, positive environmental changes in the correspondent lending market. There has been a contraction in correspondent lending, and the price paid for agency mortgage servicing rights has significantly declined. At the reduced prices, we believe that it is attractive to retain servicing on loans closed by Correspondent One.

In July 2012, Ocwen launched its co-issue business. Under these arrangements, Ocwen sets up forward agreements to purchase servicing on newly originated loans. The originator sells the loans to a GSE or issues a GNMA security and simultaneously transfers servicing to Ocwen. At the end of July, Ocwen’s funding pipeline for Correspondent One and co-issue purchases was approximately $195 million.

We also plan on evaluating new segments of the servicing industry such as reverse mortgages and home equity lines of credit and developing capabilities to service these segments. In addition, we deployed a full on-shore servicing alternative for entities that have that requirement.

In 2012, we continue to roll out new initiatives designed to reduce our cost of servicing, to improve customer service and our ability to manage delinquencies and advances and to increase our capacity while meeting evolving servicing practices and regulatory requirements. For example, we have technology initiatives that will further strengthen our industry-leading position by enhancing our ability to optimize offers to borrowers while reducing our cost to service. We also continue to develop new programs, such as our highly-regarded “Shared Appreciation Modification” (SAM) which incorporates principal reductions and lower payments for borrowers while providing a net present value positive loss mitigation outcome for investors, including the ability to recoup losses if property values increase over time. This unique program has been expanded in the first half of 2012 to include all but a few states, and we hope to offer it nationally by year-end.

Inquiries into servicer foreclosure practices by state or federal government bodies, regulators or courts are continuing and bring the possibility of adverse regulatory actions, including extending foreclosure timelines. Foreclosure delays slow the recovery of deferred servicing fees and advances. In 2011, foreclosure timelines increased by 133 days in judicial foreclosure states and 32 days in traditional non-judicial foreclosure states as compared to 2010 averages. In the first six months of 2012, foreclosure timelines have increased by an additional 102 days in judicial foreclosure states and 34 days in traditional non-judicial foreclosure states as compared to the 2011 averages. Despite this timeline extension, the 90+ non-performing delinquency rate on the Ocwen portfolio as a percentage of UPB has declined from 27.9% at December 31, 2011 to 24.5% at June 30, 2012. This improvement occurred as modifications, especially on the Litton portfolio, have driven down delinquency rates and obviated foreclosure. Also, fewer loans have entered delinquency, as early intervention loss mitigation has improved. Excluding the new MSR portfolios acquired during the second quarter which were on average more delinquent than our existing portfolio, the delinquency rate on the total portfolio as a percentage of UPB would have declined to 23.8% at June 30, 2012.

We also implemented a strategic initiative through our relationship with HLSS that we believe will, over time, significantly reduce the amount of capital that we require. HLSS acquires and holds MSRs and related servicing advances in a more efficient manner than is currently feasible for Ocwen.

As disclosed in Note 4 to the Interim Consolidated Financial Statements, on March 5, 2012, Ocwen completed the sale to HLSS Holdings of the Rights to MSRs related to serviced loans with a UPB of approximately $15.2 billion. HLSS Holdings also assumed the related match funded liabilities. These assets were acquired in the HomEq Acquisition. OLS also entered into a subservicing agreement with HLSS Holdings on February 10, 2012 under which it will subservice the MSRs after legal ownership of the MSRs has been transferred to HLSS Holdings. As also disclosed in Note 4, on May 1, 2012, Ocwen completed a second sale to HLSS Holdings of Rights to MSRs for approximately $2.9 billion of UPB and related servicing advances. Unlike the initial sale, HLSS did not acquire the financing SPE that held the advances or assume any of the related match funded liabilities. Together, these transactions are referred to as the HLSS Transactions.

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

The effects on Ocwen of the HLSS Transactions include the following:

•	Ocwen’s liquidity and cash flows improved as the sale resulted in cash proceeds to Ocwen of $242,618, of which $64,395 was used to repay match funded liabilities and $44,555 was used to reduce the balance on the senior secured term loan that Ocwen entered into on September 1, 2011 as required under the terms of the related loan agreement.
•	Ocwen’s match funded liabilities decreased, as HLSS Holdings assumed the HomEq Servicing advance facility from Ocwen in the initial sale and Ocwen used a portion of the proceeds from the second sale to repay the match funded debt related to the sold advances. As disclosed in 0 and 0, upon assumption of the advance facility debt by HLSS Holdings in the initial sale, Ocwen terminated the interest rate swap hedging relationship for accounting purposes and recognized in earnings $5,958 of hedge losses that had been included in Accumulated other comprehensive loss.
•	As described above, Ocwen has initially sold Rights to MSRs to HLSS Holdings. While the sale of the Rights to MSRs to HLSS Holdings will achieve an economic result for Ocwen substantially identical to a sale of the MSRs, Ocwen is accounting for the transaction as a financing until the required third party consents are obtained and legal ownership of the MSRs transfers to HLSS Holdings. As a result, the MSRs remain on our balance sheet and continue to be amortized, and we have recognized a financing liability. The amount of servicing revenues recognized is unchanged as a result of the HLSS Transactions. HLSS purchased the Rights to MSRs for $11,020 more than Ocwen’s carrying value at the date of sale. This amount will be realized over time as the Rights to MSRs amortize.
•	Interest expense increased as the interest on the portion of the sales proceeds accounted for as a financing is greater than the interest on the HomEq Servicing advance facility transferred to HLSS in the initial sale and the match funded liabilities repaid with proceeds from the second sale principally because Ocwen is also compensating HLSS for the cost of capital used to fund the transactions.
•	Ocwen has lower capital requirements since HLSS Holdings is acquiring not only the Rights to MSRs but also the servicer advances related to the Rights to MSRs and assuming responsibility for funding servicer advances in the future.
•	Over time, Ocwen expects that the reduction in the equity required to run its Servicing business will be greater than the reduction in net income, thus improving the return on equity of its Servicing business.

See Note 20 for information regarding an agreement between Ocwen and HLSS Management to provide each other with certain professional services for a fee.

As noted in Note 1 to the Interim Consolidated Financial Statements, on February 27, 2012, we formed Ocwen Mortgage Servicing, Inc. (OMS) under the laws of the United States Virgin Islands (USVI).  OMS is a wholly-owned subsidiary of OCN and has its principal place of business in St. Croix, USVI. OMS was created as part of an initiative to consolidate the ownership and management of all of our global servicing assets and operations  under a single entity and cost-effectively expand our United States-based servicing activities. OMS is located in a federally-recognized economic development zone where qualified entities are eligible for certain benefits. On August 1, 2012, we were officially advised that OMS was approved as a “Category IIA service business” and is therefore entitled to receive such benefits. Among other benefits, this will have a favorable impact on our effective tax rate.

Operations Summary

Our consolidated operating results for the first six months of 2012 have been significantly impacted by the Litton Acquisition which closed on September 1, 2011 and the four MSR acquisitions that closed during the second quarter of 2012. The operating results of the Litton Loan Servicing business are included in the Servicing segment since the acquisition date.

The following table summarizes our consolidated operating results for the three and six months ended June 30, 2012 and 2011. We have provided a more complete discussion of operating results by line of business in the Segment Results and Financial Condition section.

	Three months			Six months
	2012	2011	% Change	2012	2011	% Change
Consolidated:
Revenue	$211,385	$105,837	100%	$375,931	$216,843	73%
Operating expenses	85,908	42,254	103	172,035	83,453	106
Income from operations	125,477	63,583	97	203,896	133,390	53
Other expense, net	(55,313)	(22,547)	145	(103,613)	(57,865)	79

Income before income taxes	70,164	41,036	71	100,283	75,525	33
Income tax expense	25,331	14,653	73	36,101	27,078	33
Net income	44,833	26,383	70	64,182	48,447	32
Net income (loss) attributable to non-controlling interest	—	(5)	(100)	—	5	(100)
Net income attributable to Ocwen	$44,833	$26,378	70	$64,182	$48,452	32

Segment income (loss) before income taxes:
Servicing	$72,402	$42,891	69%	$106,879	$77,671	38%
Corporate items and other	(2,238)	(1,855)	21	(6,596)	(2,146)	207
	$70,164	$41,036	71	$100,283	$75,525	33

Three Months Ended June 2012 versus June 2011. Residential servicing and subservicing fees were higher than the second quarter of 2011 primarily as a result of the 62% growth in the average servicing portfolio and a 30% increase in completed modifications. The growth in the portfolio included approximately $38.6 billion acquired on September 1, 2011 related to the Litton Acquisition and approximately $34.2 billion added during the second quarter of 2012, principally as a result of the Saxon and JPMCB MSR transactions.

Operating expenses for the three months ended June 30, 2012 increased largely because of the effects of growth in the servicing portfolio which resulted in a substantial increase in staffing and higher amortization of MSRs. Newly acquired servicing portfolios typically have higher delinquencies upon boarding which raises costs relative to increases in UPB. This disproportionate increase in costs results because when we acquire a portfolio, we incur our highest expenses up-front as we invest in loss mitigation resources and incur transaction-related costs. Technology and occupancy costs have increased as well as we have added facilities and infrastructure to support the growth. In spite of the increase in operating expenses, income from operations increased by $61,894, or 97%, in the three months ended June 30, 2012 as compared to 2011.

Other expense, net increased by $32,766 primarily due to a $36,506 increase in interest expense. Interest on the advance facility and senior secured term loan used to finance the Litton Acquisition, as well as interest on the borrowings to finance the MSR acquisitions that closed during the second quarter of 2012, were partially offset by a decline in interest expense on the HomEq advance facility transferred to HLSS in March 2012 and the senior secured term loan that was largely repaid during the first quarter of 2011.

Six Months Ended June 2012 versus June 2011. Residential servicing fees were higher than the first six months of 2011 as a result of the 52% growth in the average servicing portfolio.

Operating expenses for the six months ended June 30, 2012 increased principally because of the effects of growth in the servicing portfolio. The increase in staffing during 2012 includes servicing personnel added during the first quarter to support the Saxon and JPMCB MSR transactions which closed on April 2, 2012. Operating expenses for 2012 also include a charge of $4,779 incurred in the first quarter to establish a liability for the remaining lease payments on the former Litton facility that we vacated in March. We also incurred a fee of $3,689 in the first quarter of 2012 as a result of cancelling our planned $200,000 upsizing of the senior secured term loan facility. Nevertheless, income from operations increased by $70,506, or 53%, in the six months ended June 30, 2012 as compared to 2011.

Other expense, net increased by $45,748 primarily due to a $45,887 increase in interest expense. Interest on borrowings related to the Litton Acquisition and the MSR acquisitions that closed during the second quarter of 2012 were partially offset by a decline in interest expense on borrowings related to the HomEq Acquisition.

Change in Financial Condition Summary

During the first six months of 2012, our balance sheet was significantly impacted by the four MSR acquisitions which closed during the second quarter and the HLSS Transactions completed in the first and second quarters.

Total assets increased by $637,705 or 13% during the first six months of 2012 primarily due to a $520,589 increase in advances and a $141,416 increase in MSRs. The advances and MSRs acquired in connection with the four servicing portfolios we purchased during the second quarter were offset in part by sales of advances to HLSS and collections of advances acquired as part of the Litton Acquisition.

Total liabilities increased by $511,443 or 15% during the first six months of 2012 largely due to a $546,013 increase in match funded liabilities and a $27,169 increase in lines of credit and other secured borrowings, offset in part by a $56,435 decrease in debt securities. Borrowings increased as new and existing facilities were utilized to fund the acquired MSRs and advances. Also, the sales of MSRs to HLSS were accounted for as financings resulting in the recognition of a liability. These increases were offset in part by the transfer of advances to HLSS as part of the HLSS Transactions, repayments on the advance facility that we issued in connection with the financing of the advances acquired as part of the Litton Acquisition, repayments on the senior secured loan (including required prepayments from the proceeds received from the HLSS Transactions) and conversion of the remaining principal balance of the 3.25% Convertible Notes.

Total stockholders’ equity increased by $126,262 primarily due to net income and the conversion of the 3.25% Convertible Notes to 4,635,159 shares of common stock in March.

Liquidity Summary

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of June 30, 2012, as measured by cash and available credit, was $128,108, a decrease of $422,959, or 77%, from December 31, 2011. At June 30, 2012, our cash position was $128,108 compared to $144,234 at December 31, 2011. We had no available credit on collateralized but unused advance financing capacity at June 30, 2012 compared to $406,833 at December 31, 2011. The decrease in available credit occurred because we have borrowed the maximum amount, given the available collateral, principally in order to support the MSR acquisitions that closed during the second quarter of 2012. The decrease in available credit is also due in part to our success in reducing advances which resulted in a lower amount of advances pledged to our financing facilities.

We regularly monitor and project cash flow to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on maintaining cash and unused borrowing capacity that is sufficient to meet the needs of the business.

At June 30, 2012, $1,362,836 of our maximum advance borrowing capacity remained unused. However, as noted above, the amount of collateral pledged to these facilities limit additional borrowing, and at the end of the quarter, none of the unused borrowing capacity was readily available. We may utilize the unused borrowing capacity in the Servicing business in the future by pledging additional qualifying collateral to these facilities. In order to reduce fees charged by lenders (which we recognize as interest expense), we limit unused borrowing capacity to a level that we consider prudent relative to the current levels of advances and match funded advances and to our anticipated funding needs for reasonably foreseeable changes in advances.

Interest Rate Risk Summary

Interest rate risk is a function of (i) the timing of re-pricing and (ii) the dollar amount of assets and liabilities that re-price at various times. We are exposed to interest rate risk to the extent that our interest rate sensitive liabilities mature or re-price at different speeds, or on different bases, than interest-earning assets.

In executing our hedging strategy, we have attempted to neutralize the effect of increases in interest rates within a certain period on the interest paid on our variable rate debt. We determine our hedging needs based on the projected excess of variable rate debt over cash and float balances since the earnings on cash and float balances are a partial offset to our exposure to changes in interest expense. As of June 30, 2012, the notional amount of our outstanding swaps, excluding two forward swaps starting in June 2013, was $191,569 greater than total outstanding variable rate debt excluding our senior secured term loan and net of cash and float balances. The excess notional amount at June 30, 2012 reflects the July 19, 2012 transfer of the $210,000 balance outstanding under the fixed rate Advance Receivable Backed Note Series 2009-3 to the Variable Funding Note Series 2009-1 as if it had occurred on June 30, 2012. Our excess swap positions do not currently affect our application of hedge accounting because $624,125 of our swaps are not designated to any hedging relationship and our hedging relationships apply to advance funding facilities only and do not consider cash and float balances.

Our current hedging strategy principally focuses on variable rate advance and MSR financing debt. The interest rate on our variable rate senior secured term loan is not currently part of our hedging strategy because it is considered essentially fixed as interest is computed using a 1-Month LIBOR floor of 1.50% that is well above 1-Month LIBOR which averaged 0.25% during the first six months of 2012. During the coming two and one-half years, our variable rate advance and MSR financing debt is projected to exceed the notional amount of our current swaps. This projection anticipates that the fixed-rate Litton advance facility which matures in September 2013 will be replaced by a variable-rate facility and is the reason that we executed the two forward-starting swaps. Future variances between the projected excess of variable rate debt over cash and float balances and actual results could result in our becoming over-hedged or under-hedged. See Note 15 to our Interim Consolidated Financial Statements for additional information regarding our use of derivatives.

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

SEGMENT RESULTS AND FINANCIAL CONDITION

For the Servicing segment and for Corporate Items and Other, the following section provides a discussion of the changes in financial condition during the six months ended June 30, 2012 and a discussion of pre-tax results of operations for the three and six months ended June 30, 2012 and 2011.

Servicing

The following table presents selected results of operations of our Servicing segment for the three and six months ended June 30:

	Three months		Six months
	2012	2011	2012	2011
Revenue
Servicing and subservicing fees:
Residential	$197,955	$94,633	$351,616	$196,570
Commercial	2,570	1,460	4,291	2,319
	200,525	96,093	355,907	198,889
Process management fees	9,865	9,140	18,656	16,936
Other	21	260	41	537
Total revenue	210,411	105,493	374,604	216,362

Operating expenses
Compensation and benefits	24,166	10,147	47,927	20,108
Amortization of servicing rights	19,097	9,926	33,411	18,849
Servicing and origination	5,822	1,268	9,098	3,164
Technology and communications	8,481	5,341	16,149	10,618
Professional services	3,609	1,759	10,219	3,853
Occupancy and equipment	8,055	3,569	22,641	6,927
Other operating expenses	11,710	8,789	24,374	17,062
Total operating expenses	80,940	40,799	163,819	80,581

Income from operations	129,471	64,694	210,785	135,781

Other income (expense)
Interest income	—	34	—	81
Interest expense	(58,139)	(21,751)	(104,665)	(59,252)
Gain on debt redemption	—	—	—	1,246
Other, net	1,070	(86)	759	(185)
Total other expense, net	(57,069)	(21,803)	(103,906)	(58,110)

Income before income taxes	$72,402	$42,891	$106,879	$77,671

The following table provides selected operating statistics at or for the three and six months ended June 30:

	Three Months			Six Months
	2012	2011	% Change	2012	2011	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$94,334,156	$51,789,077	82%	$94,334,156	$51,789,077	82%
Non-performing loans	27,602,105	13,127,811	110	27,602,105	13,127,811	110
Non-performing real estate	5,936,963	5,913,679	—	5,936,963	5,913,679	—
Total residential assets serviced (2)	$127,873,224	$70,830,567	81	$127,873,224	$70,830,567	81

Average residential assets serviced	$114,554,496	$70,705,981	62	$108,791,099	$71,564,209	52

Prepayment speed (average CPR)	15.5%	14.3%	8%	14.9%	14.1%	6%

Percent of total UPB:
Servicing portfolio	88.0%	66.2%	33%	88.0%	66.2%	33%
Subservicing portfolio	12.0	33.8	(64)	12.0	33.8	(64)
Non-performing residential assets serviced (3)	24.5%	24.2%	1	24.5%	24.2%	1

Number of:
Performing loans (1)	640,992	366,425	75%	640,992	366,425	75%
Non-performing loans	139,044	65,516	112	139,044	65,516	112
Non-performing real estate	30,858	30,193	2	30,858	30,193	2
Total number of residential assets serviced (2)	810,894	462,134	75	810,894	462,134	75

Average residential assets serviced	745,192	462,343	61	711,496	466,948	52
Percent of total number:
Servicing portfolio	87.9%	66.7%	32%	87.9%	66.7%	32%
Subservicing portfolio	12.1	33.3	(64)	12.1	33.3	(64)
Non-performing residential assets serviced (3)	19.2%	17.8%	8	19.2%	17.8%	8

Residential Servicing and Subservicing Fees
Loan servicing and subservicing	$148,325	$71,941	106%	$260,210	$149,043	75%
Late charges	17,438	6,691	161	36,283	15,235	138
HAMP fees	21,390	8,654	147	34,074	17,292	97
Loan collection fees	3,822	2,363	62	7,149	4,917	45
Custodial accounts (float earnings)	663	533	24	1,450	1,072	35
Other	6,317	4,451	42	12,450	9,011	38
	$197,955	$94,633	109	$351,616	$196,570	79

Number of Completed Modifications
HAMP	4,488	3,463	30%	7,955	6,913	15%
Non-HAMP	17,455	13,362	31	37,479	34,414	9
Total	21,943	16,825	30	45,434	41,327	10

Financing Costs
Average balance of advances and match funded advances	$4,346,136	$1,665,228	161%	$3,857,074	$1,789,526	116%
Average borrowings (4)	3,635,798	1,135,084	220	3,224,079	1,279,734	152
Interest expense on borrowings (4)(5)	46,340	20,156	130	88,677	56,105	58
Facility costs included in interest expense (4)(5)	3,888	4,461	(13)	8,049	16,094	(50)
Discount amortization included in interest expense (5)	735	1,297	(43)	1,480	7,343	(80)
Effective average interest rate (4)(5)	5.10%	7.10%	(28)	5.50%	8.77%	(37)
Average 1-month LIBOR	0.24%	0.20%	20	0.25%	0.23%	9

Average Employment
India and other	4,391	2,183	101%	4,460	2,073	115%
United States	674	238	183	709	237	199
Total	5,065	2,421	109	5,169	2,310	124

Collections on Loans Serviced for Others	$3,063,309	$1,472,935	108%	$5,249,194	$2,986,987	76%

(1)	Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)	Subprime loans represent the largest category, or strata, of residential loans that we service. At June 30, 2012, we serviced 615,811 subprime loans with a UPB of $94,435,213. This compares to 548,504 subprime loans with a UPB of $84,726,233 at December 31, 2011 and 350,633 subprime loans with a UPB of $54,897,375 at June 30, 2011.
(3)	Excludes Freddie Mac loans serviced under special servicing agreements where we have no obligation to advance.

(4)	Excludes $10,591 of interest expense and an average of $68,271 of borrowing for the second quarter of 2012 and $13,535 of interest expense and an average of $44,205 of borrowing for the first six months of 2012 related to the financing liabilities that we recognized in connection with the HLSS Transactions. See Note 4 to the Interim Consolidated Financial Statements for additional information regarding the HLSS Transactions.
(5)	By June 30, 2011, we had repaid the $197,500 balance outstanding under the $350,000 senior secured term loan. The repayments included $180,000 of prepayments ($162,500 during the first quarter) in addition to the mandatory quarterly repayments of $17,500. These prepayments resulted in a write-off to interest expense of $4,972 of debt discount and $7,603 of deferred debt issuance costs. Excluding these additional costs, the effective annual interest rate would have been 6.86% for the second quarter of 2011 and 6.80% for the first six months of 2011.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB		Count
	2012	2011	2012	2011
Servicing portfolio at beginning of the year	$102,199,222	$73,886,391	671,623	479,165
Additions	47,480	222,872	206	1,233
Runoff	(3,806,236)	(3,566,302)	(16,319)	(18,211)
Servicing portfolio at March 31	98,440,466	70,542,961	655,510	462,187
Additions	34,182,040	2,934,682	176,050	13,376
Runoff	(4,749,282)	(2,647,076)	(20,666)	(13,429)
Servicing portfolio at June 30	$127,873,224	$70,830,567	810,894	462,134

Three months ended June 2012 versus June 2011. Residential servicing and subservicing fees for the second quarter of 2012 were 109% higher than the second quarter of 2011 primarily because of:

•	a 62% increase in the average UPB of assets serviced, principally the result of the $38.6 billion of UPB that we acquired in the Litton Acquisition on September 1, 2011 and the $34.2 billion of UPB added during the second quarter of 2012 as a result of the four MSR portfolios we acquired. Servicing fees for the three months ended June 30, 2012 include $60,129 earned on the Litton portfolio. These increases were offset in part by runoff of the portfolio as a result of principal repayments, modifications and real estate sales;

•	a 33% increase in the ratio of serviced loans to subserviced loans in our portfolio to 88% at June 30, 2012 as compared to 66% at June 30, 2011 as a result of the second quarter 2012 MSR acquisitions including the effect of approximately $9.9 billion of UPB that we had been subservicing for Saxon prior to the Saxon MSR Transaction but which transferred to the servicing category effective April 2, 2012; and
•	a 30% increase in completed modifications as compared to the second quarter of 2011, although there was a 7% decline as compared to the first quarter of 2012.

The resulting change in mix of serviced loans versus subserviced loans was one of the factors that resulted in revenues growing faster than the loan portfolio as annualized revenues were 0.69% of average UPB in the second quarter of 2012 as compared to 0.54% for the second quarter of 2011.

The increase in modifications also contributed to revenue growth because when we return a loan to performing status we generally recognize any deferred servicing fees and late fees on the loan. As of June 30, 2012, we estimate that the balance of deferred servicing fees related to delinquent borrower payments was $303,391 compared to $220,044 at December 31, 2011 and $111,900 as of June 30, 2011. The increase is primarily due to servicing acquisitions including the Litton Acquisition and our second quarter 2012 MSR acquisitions. For loans modified under HAMP, we earn HAMP fees in place of late fees.

As noted above, completed modifications were up 30% for the second quarter of 2012 with SAM accounting for 28% of our modifications in the second quarter of 2012 and HAMP accounting for 20% as compared to 21% in 2011. Of the total modifications completed during the second quarter of 2012, 68% included principal modifications. As a result of modifications:

•	We recognized loan servicing fees and late charges of $28,458 and $11,806 during the second quarter of 2012 and 2011, respectively, for completed modifications.
•	We also earned HAMP fees of $21,390 and $8,654 in the second quarter of 2012 and 2011, respectively, which included HAMP success fees of $15,228 and $5,545 in the second quarter of 2012 and 2011, respectively, for loans that were still performing at the one-year anniversary of their modification.

In January 2012, the federal government announced that it was extending the HAMP program through December 2013. In addition, the new “HAMP 2.0” increases incentives for principal reduction modifications, extends the scope of the program to include renter-occupied investment properties and makes the program more flexible for borrowers with certain large non-mortgage debts such as medical obligations.

Other factors contributing to the net increase in revenues were the decreases that we experienced in the delinquency rates of the loans in our portfolio offset by marginally higher prepayment speeds for the loans:

•	Our overall delinquency rates decreased from 27.9% of total UPB at December 31, 2011 to 24.5% at June 30, 2012 largely because of modifications, especially of the Litton portfolio, which have driven down delinquency rates and averted foreclosures on delinquent loans and because of improvements in our early loss mitigation efforts.
•	Average prepayment speed increased to 15.5% for the second quarter of 2012 from 14.3% for the second quarter of 2011. An increase in principal reductions was partially offset by a decline in real estate sales. Principal reduction modifications increased from 1.5%, or 11% of average CPR for the second quarter of 2011, to 2.7%, or 18% of average CPR for the second quarter of 2012. Real estate sales and other involuntary liquidations combined accounted for approximately 53% of average CPR with principal reduction modifications, regular principal payments and other voluntary payoffs accounting for the remaining 47%. For the second quarter of 2011, total involuntary and voluntary reductions accounted for 60% and 40%, respectively, of average CPR.

Excluding the effects of new acquisitions or of any changes to foreclosure processes that may occur during the second half of 2012, we expect overall delinquency rates to decline; however, this outcome is not assured.

Operating expenses were higher by $40,141 in the second quarter of 2012 as compared to 2011 primarily because of the effects of the Litton Acquisition that closed on September 1, 2011 and the four MSR transactions that closed during the second quarter of 2012:

•	Compensation and benefits increased by $14,019 as we increased our average staffing by 2,644 or 109% to manage the increase in the servicing portfolio, especially the large increase in delinquent loans acquired. In addition, we insourced certain foreclosure functions that had previously been outsourced.

•	Amortization of MSRs increased by $9,171 in the three months ended June 30, 2012 due to $6,353 of amortization attributed to Litton and $5,505 attributed to the MSRs acquired during the second quarter, offset in part by a decline in amortization on pre-existing MSRs.
•	Technology and occupancy costs increased by a combined $7,626 as we have added facilities and infrastructure to support the portfolio growth.

Excluding interest on the financing liability that we recognized in connection with the HLSS Transactions, interest expense on borrowings for the second quarter of 2012 was 130% higher than in 2011. This increase was principally the result of:

•	The effects of an increase in average borrowings on advance facilities principally as a result of the Litton Acquisition, Saxon MSR Transaction and JPMCB MSR Transaction
•	Interest on the $575,000 senior secured term loan that we entered into on September 1, 2011 in connection with the Litton Acquisition
•	Offset by:

o	The March 2012 transfer of the HomEq facility to HLSS
o	Lower spreads on advance facilities, particularly as a result of the 3.3875% fixed rate on the Litton advance facility.

Average borrowings of the Servicing segment increased by 220% during the second quarter of 2012 as compared to the second quarter of 2011 as average advances and match funded advances increased by 161% during the same period. Advances and MSRs acquired as part of the Litton Acquisition, Saxon MSR Transaction and JPMCB MSR Transaction were partially offset by a decline in average advances arising from the HomEq Acquisition. Borrowing increased relative to advances because of a somewhat higher percentage of advances funded under the Litton advance facility than under other advance facilities and because of increased borrowing relative to the available collateral to support the second quarter MSR acquisitions.

Six months ended June 2012 versus June 2011. Residential servicing and subservicing fees for the first six months of 2012 were 79% higher than the same period of 2011 primarily due to a 52% increase in the average UPB of assets serviced. Annualized revenue increased relative to average UPB in the first six months of 2012 to 0.65% as compared to 0.55% for the 2011 period due primarily to the change in mix discussed above that resulted from the Litton Acquisition and the second quarter MSR transactions. Servicing fees for the six months ended June 30, 2012 include $123,030 earned on the Litton portfolio. Total completed modifications increased by 10% as compared to the first six months of 2011. Excluding HAMP fees, we recognized loan servicing fees and late charges of $54,739 and $29,103 during the first six months of 2012 and 2011, respectively, for completed modifications. HAMP fees were 97% higher for the first six months of 2012 than the same period of 2011.

Operating expenses increased by $83,238 in the first six months of 2012 as compared to 2011 primarily because of the effects of the Litton Acquisition and the second quarter 2012 MSR acquisitions including the ramp up of costs during the first quarter in anticipation of the Saxon and JPMCB MSR transactions that closed on April 2, 2012. Average staffing increased by a combined 2,859 or 124% as we increased our staffing to manage the actual and planned increase in the servicing portfolio, and we insourced certain foreclosure functions that had previously been outsourced. Amortization of MSRs increased by $14,562 in the six months ended June 30, 2012 due principally to $13,441 of amortization attributed to Litton offset in part by a decline in amortization on pre-existing MSRs because of runoff of the portfolio.

Non-recurring costs included:

•	$12,593 attributable to Litton that primarily consisted of severance and other employee termination benefits of $2,060 and occupancy and equipment costs of $8,658, including the $4,779 charge in the first quarter to establish a liability for the remaining lease payments on the former Litton facility located in Georgia that we vacated in March.
•	The $3,689 fee (included in Professional services) we incurred in the first quarter as a result of cancelling our planned $200,000 upsizing of our senior secured term loan facility because cash generated from operations, the sale of assets to HLSS and maximized borrowings under our advance facilities enabled us to close the Saxon and JPMCB MSR transactions without upsizing the facility.

Excluding interest on the financing liabilities that we recognized in connection with the HLSS Transactions, interest expense on borrowings for the first six months of 2012 was 58% higher than in 2011. This increase was principally the result of:

•	The effects of an increase in average borrowings on advance facilities principally as a result of the Litton Acquisition, Saxon MSR Transaction and JPMCB MSR Transaction

•	Interest on the $575,000 senior secured term loan that we also entered into in connection with the Litton Acquisition
•	Offset by:

o	The transfer of the HomEq facility to HLSS in the first quarter of 2012
o	Lower spreads on advance facilities, particularly as a result of the 3.3875% fixed rate on the Litton advance facility
o	The effect on interest expense of the prepayment in 2011 of the senior secured term loan related to the HomEq Acquisition.

Average borrowings of the Servicing segment increased by 152% during the first half of 2012 as compared to the first half of 2011 as average advances and match funded advances increased by 116% during the same period. Advances and MSRs acquired as part of the Litton Acquisition, Saxon MSR Transaction and JPMCB MSR Transaction were partially offset by a decline in average advances arising from the HomEq Acquisition, especially as a result of the transfer of the HomEq advances to HLSS in the first quarter of 2012. As noted above, borrowing increased relative to advances because of a somewhat higher percentage of advances funded under the Litton advance facility than under other advance facilities and because of increased borrowing relative to available collateral to support the second quarter MSR acquisitions.

The following table presents selected assets and liabilities of the Servicing segment at the dates indicated:

	June 30, 2012	December 31, 2011
Advances	$223,065	$99,681
Match funded advances	4,027,127	3,629,911
Mortgage servicing rights	434,568	293,152
Receivables, net	70,118	52,204
Goodwill	78,432	78,432
Debt service accounts	106,862	115,867
Prepaid lender fees and debt issuance costs, net	19,771	27,113
Derivatives, at fair value (interest rate cap)	2,421	3,600
Due from related parties	7,820	1,580
Other	8,802	8,814
Total assets	$4,978,986	$4,310,354

Match funded liabilities	$3,104,964	$2,558,951
Lines of credit and other secured borrowings	563,892	535,759
Payable to servicing and subservicing investors	25,905	28,824
Accrued expenses	23,441	35,738
Checks held for escheat	17,820	19,870
Servicing liabilities	10,167	9,662
Accrued interest payable	3,539	1,915
Due to related parties	3,641	1,873
Other	15,544	6,756
Total liabilities	$3,768,913	$3,199,348

In the first six months of 2012, we completed four MSR acquisitions, two of which were significant (the Saxon and JPMC MSR transactions), as well as two asset sales (the HLSS Transactions) which collectively had a significant effect on our balance sheet. Principally as a result of these transactions:

•	Advances and Match funded advances have increased by $520,600 as we acquired $1,801,244 of advances in connection with the second quarter MSR acquisitions, principally the Saxon and JPMC MSR transactions. At the same time, advances and match funded advances that we acquired in connection with the HomEq and Litton acquisitions declined by $49,410 and $549,201, respectively, as we continued to improve the performance of the acquired loan portfolios. Finally, as the result of the HLSS Transactions, we transferred $505,599 of advances to HLSS Holdings including the remaining $413,374 of HomEq-related advances outstanding.
•	Mortgage servicing rights increased by $141,416 as we acquired $175,852 of MSRs in the second quarter as a result of the acquisitions. This growth was offset by amortization of $34,348.
•	Match funded liabilities increased by $546,013 as we entered into three new advance facilities that added $767,570 to the balance outstanding at June 30, 2012. We also increased our borrowing under an existing advance facility to fund the $543,910 of advances acquired in the JPMCB MSR Transaction. Offsetting these increases, borrowing under the HomEq and Litton facilities declined by $24,394 and $266,778, respectively, as we reduced the balance of advances. In addition, in connection with the HLSS Transactions, we repaid the Class D Term Note which had a balance of $11,638 at December 31, 2011, and HLSS Holdings assumed the remaining $358,335 balance of match funded liabilities associated with the HomEq advance facility.

•	Lines of credit and other secured borrowings increased by $28,133, in part because the sales of Rights to MSRs to HLSS were accounted for as financings and resulted in the recognition of liabilities equal to the sales proceeds of which $70,175 was outstanding at June 30, 2012. In addition, a new MSR financing facility was added in the second quarter which had an outstanding balance of $29,784 at June 30, 2012. These increases were offset by mandatory prepayments of the senior secured term loan of $44,555 that were required as a result of the HLSS Transactions and $28,750 of scheduled quarterly repayments.

The following balance sheet items were also indirectly affected by the MSR acquisitions and the HLSS Transactions:

•	Debt service accounts include both cash held in reserve to pay for potential shortfalls in the funds available to pay principal and interest on match funded liabilities and cash collections that have been transferred to the issuer but have not yet been applied to the related debt. Unapplied cash which varies with the timing of collections has decreased from $57,105 at December 31, 2011 to $42,612 at June 30, 2012. Reserve funds have increased from $58,761 at December 31, 2011 to $64,250 at June 30, 2012 as the total outstanding balance of match funded liabilities has increased. As a result, the balance of debt service accounts has declined by $9,005.
•	Prepaid lenders fees and debt issuance costs decreased by $7,342 principally because amortization and the transfer of $5,422 of prepaid lenders fees and debt issuance costs to HLSS Holdings in connection with the HLSS Transactions exceeded the $5,890 of additional deferred costs related to the three facilities added in the second quarter of 2012.

Receivables, net at June 30, 2012 includes amounts due from the seller as a result of post-closing adjustments to the purchase price of advances we acquired in connection with the acquisition of MSRs during the second quarter.

Our buyout of the lease on the vacated HomEq facility located in California in June 2012 contributed to the decline in Accrued expenses as the liability established in 2010 for the remaining lease payments through the early termination date of the lease was settled. See Note 3 to the Interim Consolidated Financial Statements for additional information.

The balance of Other liabilities at June 30, 2012 includes a $5,000 holdback of the purchase price of MSRs we acquired during the second quarter. See Note 8 to the Interim Consolidated Financial Statements for additional information.

Corporate Items and Other

The following table presents selected results of operations of Corporate Items and Other for the three and six months ended June 30:

	Three months		Six months
	2012	2011	2012	2011
Revenue	$1,204	$635	$1,862	$1,107
Operating expenses	5,099	1,630	8,495	3,201
Loss from operations	(3,895)	(995)	(6,633)	(2,094)
Other income (expense)
Net interest income	1,858	2,193	3,772	4,273
Loss on loans held for resale, net	(780)	(1,616)	(1,200)	(2,520)
Equity in earnings(losses) of unconsolidated entities	(330)	(796)	(235)	(847)
Other, net	909	(641)	(2,300)	(958)
Other expense, net	1,657	(860)	37	(52)

Loss before income taxes	$(2,238)	$(1,855)	$(6,596)	$(2,146)

Three months ended June 2012 versus June 2011. Operating expenses were higher during the second quarter of 2012 primarily due to unallocated costs associated with two new leased facilities located in Mumbai, India that are not yet operational and fees charged by HLSS Management for professional services.

Net interest income consists primarily of interest income on loans held by the consolidated securitization trusts and on loans held for resale.

Other, net for the second quarter of 2012 includes $1,134 of unrealized gains on interest rate swaps no longer designated as hedges for accounting purposes, as discussed below.

Six months ended June 2012 versus June 2011. In addition to the operating expenses associated with two new leased facilities located in Mumbai, India that are not yet operational and the fees charged by HLSS Management for professional services, litigation related expenses were lower in the first quarter of 2011 as we reduced litigation accruals related to a judgment in a vendor dispute which was paid in May 2011.

Other, net for the first six months of 2012 includes the recognition of $5,958 of deferred hedge losses in the first quarter on interest rate swaps that were previously included in Accumulated other comprehensive loss. We had entered into these swaps to hedge the effects of changes in the interest rate on notes issued in connection with the financing of advances acquired as part of the HomEq Acquisition and we terminated the hedging relationship when the advance facility was assumed on March 5, 2012 by HLSS. This loss was partially offset by a realized gain of $3,359 on our termination of foreign exchange forward contracts in January 2012 that we had entered into to hedge against the effects of changes in the value of the India Rupee on amounts payable to our India subsidiary, OFSPL.

The following table presents selected assets and liabilities of Corporate Items and Other at the dates indicated:

	June 30, 2012	December 31, 2011
Cash	$128,108	$144,234
Restricted cash – for securitization investors	823	675
Loans held for resale (1)	19,772	20,633
Advances	3,899	3,910
Loans, net – restricted for securitization investors (2)	54,782	58,560
Receivables, net	2,764	4,300
Income taxes receivable (3)	—	21,518
Deferred tax assets, net	107,282	107,968
Premises and equipment, net (4)	20,011	6,153
Interest-earning collateral deposits (5)	29,752	26,191
Real estate	2,531	3,368
Investment in unconsolidated entities (6)	20,433	23,507
Other	5,719	5,786
Total assets	$395,876	$426,803

Secured borrowings – owed to securitization investors (2)	$49,902	$53,323
Lines of credit and other secured borrowings	3,646	4,610
Debt securities (7)	26,119	82,554
Derivatives, at fair value (5)	17,326	20,276
Accrued expenses	14,886	17,778
Income taxes payable	11,068	—
Liability for selected tax items	4,690	4,524
Checks held for escheat	4,520	4,817
Due to related parties	2,079	2,401
Accrued interest payable	1,220	2,226
Other	920	1,989
Total liabilities	$136,376	$194,498

(1)	Loans held for resale are net of valuation allowances of $13,359 and $14,257 at June 30, 2012 and December 31, 2011, respectively, and include non-performing loans with a net carrying value of $6,775 and $8,553, respectively. The UPB of nonperforming loans held for resale as a percentage of total UPB was 50% at June 30, 2012 compared to 55% at December 31, 2011.
(2)	Loans held by the consolidated securitization trusts are net of an allowance for loan losses of $3,046 and $2,702 at June 30, 2012 and December 31, 2011, respectively, and include nonperforming loans with a UPB of $12,360 and $11,861, respectively. Secured borrowings – owed to securitization investors represent certificates issued by the consolidated securitization trusts.
(3)	Ocwen has moved from a net income tax receivable position to a net income tax payable position in the first half of 2012 principally because of the provision for income taxes on current income.
(4)	The increase in premises and equipment is primarily due to the build-out of two new leased facilities located in Mumbai, India that we expect to be operational in the third quarter of 2012 and a new disaster recovery facility located in the U.S.

(5)	As disclosed in Note 15 to the Interim Consolidated Financial Statements, we have entered into interest rate swap agreements to hedge against our exposure to an increase in variable interest rates on match funded advance borrowings. The decline in fair value at June 30, 2012 is primarily the result of terminating the foreign exchange forward contracts which had a fair value of $5,785 at December 31, 2011. Interest-earning collateral deposits at June 30, 2012 and December 31, 2011 includes $20,980 and $19,623, respectively, of cash collateral on deposit with the counterparties to our derivatives, the majority of which relates to the swap agreements.
(6)	The decline in our investment in unconsolidated entities is primarily due to $2,839 of distributions received from our asset management entities. The assets of ONL and OREO have been liquidated to cash, and these entities are expected to be dissolved by year-end.
(7)	As disclosed in Note 13, $56,410 of the outstanding 3.25% Convertible Notes were converted to 4,635,159 shares of common stock on March 28, 2012 at a conversion rate of 82.1693 per $1,000 (in dollars) principal amount (representing a conversion price of $12.17 per share). The remaining $25 principal balance was redeemed at a cash price of 100% of principal outstanding, plus accrued and unpaid interest.

INCOME TAX EXPENSE

Income tax expense was $25,331 and $14,653 for the three months ended June 30, 2012 and 2011, respectively. For the first six months of 2012 and 2011, income tax expense was $36,101 and $27,078, respectively.

Our effective tax rate for the first six months of 2012 was 36.00% as compared to 35.85% for the same period in 2011. Income tax provisions for interim periods are based on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes and foreign tax rates, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes and changes in the liability for selected tax items.

LIQUIDITY AND CAPITAL RESOURCES

As noted in the Overview – Liquidity section, our liquidity as of June 30, 2012, as measured by unencumbered cash plus unused, collateralized advance financing capacity was $128,108, a decrease of $422,959, or 77%, from December 31, 2011. At June 30, 2012, our cash position was $128,108 compared to $144,234 at December 31, 2011. We have maximized our borrowing under our advance financing facilities to support the closing of the second quarter MSR transactions, and as a result, there was no unused, collateralized advance financing capacity available at June 30, 2012.

Investment policy and funding strategy. Our investment policies emphasize principal preservation by limiting investments to include:

•	Securities issued by the U.S. government, a U.S. agency or a U.S. GSE
•	Money market mutual funds
•	Money market demand deposits
•	Demand deposit accounts

At June 30, 2012, we have invested cash that is in excess of our immediate operating needs primarily in money market deposit accounts.

Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues
•	Collections of prior servicer advances in excess of new advances
•	Proceeds from match funded liabilities
•	Proceeds from lines of credit and other secured borrowings.

Advances and match funded advances comprised 79% of total assets at June 30, 2012. Most of our advances have the highest reimbursement priority (i.e., “top of the waterfall”) so that we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds.

In addition to the near-term sources of funding identified above, potential additional long-term sources of liquidity include proceeds from the issuance of debt securities and equity capital; although we cannot assure you that they will be available on terms that we find acceptable. On November 9, 2011, we completed the public offering of 28,750,000 shares of common stock at a per share price of $13.00 and received net proceeds of $354,445. In 2011, we used the net proceeds to temporarily reduce our borrowings under advance funding facilities rather than invest the proceeds at short-term investment rates below our effective cost of borrowing. In 2012, we used excess cash to fund servicing acquisitions and increased our advance borrowings. We believe that we have the ability to borrow as much as $600,000 of additional senior secured debt if needed.

Our primary uses of funds are:

•	Payments for advances in excess of collections on existing servicing portfolios
•	Payment of interest and operating costs
•	Purchase of MSRs and related advances
•	Repayments of borrowings.

We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on three measures:

•	Requirements for maturing liabilities compared to dollars generated from maturing assets and operating cash flow
•	The change in advances and match funded advances compared to the change in match funded liabilities
•	Unused borrowing capacity.

At June 30, 2012, $1,362,836 of our maximum borrowing capacity remained unused. We maintain unused borrowing capacity for three reasons:

•	As a protection should advances increase due to increased delinquencies
•	As a protection should we be unable to either renew existing facilities or obtain new facilities
•	To provide capacity for the acquisition of additional MSRs.

Outlook. As also noted in the Overview – Liquidity Summary, in order to reduce fees charged by lenders (which we recognize as interest expense), we limit unused borrowing capacity to a level that we consider prudent relative to the current levels of advances and to our anticipated funding needs for reasonably foreseeable changes in advances. We also monitor the duration of our funding sources. Increases in the term of our funding sources allows us to better match the duration of our advances and corresponding borrowings and to further reduce the relative cost of up-front facility fees and expenses. At June 30, 2012, $2,350,430, or 76%, of our match funded advance financing was incurred through facilities that had an initial term of two years, including the Litton facility, the two facilities opened to fund the advances acquired in the Saxon MSR Transaction, the facility added to fund the acquisition of advances from BANA.

We believe that we have sufficient capacity to fund all but the largest servicing acquisitions without issuing equity capital. Cash from operations, the HLSS Transactions and advance financing facilities provided sufficient funds to close the Saxon and JPMCB MSR transactions on April 2, 2012.

Debt financing summary. During the first six months of 2012, we:

•	Repaid $73,305 on the $575,000 senior secured loan including required prepayments of $44,555 from the proceeds received on the HLSS Transactions and $28,750 of scheduled quarterly payments;
•	Repaid the remaining $40,000 balance of the Advance Receivable Backed Note Series 2010-1;
•	Repaid the remaining $10,401 balance of the Class D Term Note issued in connection with the financing of the advances acquired as part of the HomEq Acquisition;
•	Transferred to HLSS the $358,335 balance of the other match funded term notes issued in connection with the HomEq Acquisition;
•	Repaid $266,778 of the note that we issued in connection with the financing of the advances acquired as part of the Litton Acquisition;
•	Issued notes with a combined maximum borrowing capacity of $1,100,000 under two new facilities in connection with the financing of advances that we acquired as part of the Saxon MSR Transaction. The total balance outstanding under these new facilities at June 30, 2012 was $744,129;
•	Increased borrowings under an existing advance facility (Variable Funding Note Series 2009-1) by $532,847 in connection with the financing of advances acquired as part of the JPMCB MSR Transaction; and
•	In connection with the acquisition of MSRs from BANA, issued notes with a maximum borrowing capacity of $100,000 under a new advance funding facility and issued a new promissory note to finance the MSRs. At June 30, 2012, a total of $53,225 was outstanding under these new agreements.

Maximum borrowing capacity for match funded advances increased by $343,329 from $4,124,471 at December 31, 2011 to $4,467,800 at June 30, 2012. This increase is primarily a result of $1,100,000 of borrowing capacity added in connection with the Saxon MSR Transaction and $100,000 of capacity added in connection with the BANA Transaction. These increases were offset by the assumption by HLSS of one of our advance financing facilities in connection with the HLSS Transactions (See Note 4 to the Interim Consolidated Financial Statements for additional information regarding the HLSS Transactions.). The facility assumed by HLSS had a maximum borrowing capacity of $582,729 at December 31, 2011. In addition, borrowing capacity under the Litton facility declined by $233,942 in accordance with the terms of the facility.

Our unused advance borrowing capacity decreased from $1,565,520 at December 31, 2011 to $1,362,836 at June 30, 2012. The decrease is due in part to the decline in borrowing capacity under the Litton facility, as noted above, as well as to the loss of $200,000 of unused borrowing capacity that was available at December 31, 2011 under the facility that was assumed by HLSS. In addition, to the extent that collateral was available, we increased our borrowing under our advance financing facilities to support the closing of the Saxon and JPMCB MSR transactions.

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

As discussed in Note 22 to the Interim Consolidated Financial Statements, ongoing inquiries into servicer foreclosure processes could result in actions by state or federal governmental bodies, regulators or the courts that could result in a further extension of foreclosure timelines. While the effect of such extensions could be an increase in advances, the effect on liquidity will be lessened if Ocwen maintains its ability to utilize spare capacity on its advance facilities because approximately 74% of the increase in advances could be borrowed. Furthermore, if foreclosure moratoria are issued in a manner that brings into question the timely recovery of advances on foreclosed properties, Ocwen may no longer be obligated to make further advances and may be able to recover existing advances in certain securitizations from pool-level collections which could mitigate any advance increase. The effects of the extension of foreclosure timelines have, thus far, been more than offset by the effects of lower UPB delinquencies through loss mitigation efforts and increases in modifications and other forms of resolution, and advances have continued to decline. Absent significant changes in the foreclosure process, we expect advances to continue to decline.

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

Cash flows for the six months ended June 30, 2012. Our operating activities provided $900,622 of cash largely due to collections of servicing advances (primarily on the Litton portfolio) and net income adjusted for amortization and other non-cash items. Excluding the proceeds from the sale of match funded advances to HLSS in connection with the HLSS Transactions which is reported as investing activity, net collections of servicing advances were $774,643. Operating cash flows were used principally to repay related match funded liabilities and to fund the portions of the Saxon and JPMCB MSR transactions not funded through borrowings.

Our investing activities used $1,845,502 of cash. During the second quarter we paid $2,002,896 to purchase MSRs and advances in connection with the acquisition of four MSR portfolios. We used cash balances accumulated through the acquisition date as well as borrowings under both new and existing facilities to fund the acquisitions. Cash used for additions to premises and equipment of $16,720 primarily relates to the build-out of two new leased facilities in India and the disaster recovery facility located in the U.S. Cash inflows from investing activities include $168,927 of proceeds from HLSS on the sale of advances and $2,839 of distributions from our asset management entities.

Our financing activities provided $928,754 of cash consisting primarily of $904,348 of net proceeds received from match funded liabilities, excluding the match funded liabilities assumed by HLSS as part of the HLSS Transactions. In connection with the Saxon MSR Transaction, we borrowed $825,961 under two new facilities to finance the acquired advances. We also borrowed $418,764 under an existing facility to finance the advances acquired in connection with the JPMCB MSR Transaction. In addition, we received $73,691 from the sale of Rights to MSRs to HLSS in transactions accounted for as financings. These cash inflows were partially offset by repayments of $266,778 on the note that we issued in connection with the financing of the advances acquired as part of the Litton Acquisition and repayments of $73,305 on the $575,000 senior secured loan, including required prepayments of $44,555 from the proceeds received on the HLSS Transactions.

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

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At June 30, 2012, such contractual obligations were comprised of the 10.875% Capital Securities, secured borrowings, interest payments and operating leases. During the first six months of 2012, changes in our contractual obligations outside the ordinary course of business include our buyout of the lease on a former HomEq facility in California, our prepayments on the senior secured loan from a portion of the proceeds received on the HLSS Transactions, our execution of a new promissory note to finance acquired MSRs and our conversion of the 3.25% Convertible Notes. See Note 3, Note 12 and Note 13 for additional information regarding these transactions. See Note 22 for information regarding commitments and contingencies.

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

Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 15 to the Interim Consolidated Financial Statements for additional information regarding our use of derivatives.

Involvement with SPEs. We use SPEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans.

Our securitizations of mortgage loans in prior years were structured as sales. We have retained both subordinated and residual interests in these SPEs. We determined that four of the eight loan securitization trusts are VIEs and that we are the primary beneficiary. We have included these four trusts in our consolidated financial statements.

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

See Note 1 to the Interim Consolidated Financial Statements for additional information regarding these SPEs.

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

•	ASU 2011-03 (ASC 860, Transfers and Servicing): Reconsideration of Effective Control for Repurchase Agreements
•	ASU 2011-04 (ASC 820, Fair Value Measurement): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
•	ASU 2011-05 (ASC 220, Comprehensive Income): Presentation of Comprehensive Income

Our adoption of these pronouncements on January 1, 2012 did not have a material impact on our Interim Consolidated Financial Statements. With regard to ASU 2011-03, repurchase agreements are not a significant source of funding for Ocwen and we account for those transactions as secured borrowings rather than as sales. See Note 12 to the Interim Consolidated Financial Statements for additional information on securities sold under an agreement to repurchase. ASU 2011-04 resulted in additional fair value disclosures which we have provided in Note 5. ASU 2011-05 did not affect the presentation of our Interim Consolidated Financial Statements. See Note 2 for additional information regarding these pronouncements.

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

Interest Rate Risk

Based on June 30, 2012 balances, if interest rates were to increase by 1% on our variable rate debt (excluding our senior secured term loan) and interest earning cash and float balances, we estimate a net positive impact of approximately $1,900 resulting from an increase of $8,400 in annual interest income and an increase of $6,500 in annual interest expense. The computation of the net impact at June 30, 2012 reflects the July 19, 2012 transfer of the $210,000 balance outstanding under the fixed rate Advance Receivable Backed Note Series 2009-3 to the Variable Funding Note Series 2009-1 as if it had occurred on June 30, 2012. The increase in interest expense is net of an approximately $9,700 reduction due to the anticipated effects of our hedging activities.

June 30, 2012
Fixed-rate borrowings
Match funded liabilities	$1,727,265
Debt securities	26,119
1,753,384
Variable-rate borrowings
Match funded liabilities	1,377,699
Senior secured term loan (1)	472,945
Promissory note	29,784
Securities sold under an agreement to repurchase	3,646
1,884,074
Total borrowings outstanding (2)	$3,637,458

Float balances (held in custodial accounts, excluded from our consolidated balance sheet)	$716,900
Notional balance of interest rate swaps (3)	1,169,599

(1)	Balance excludes the unamortized discount of $9,012.
(2)	Total borrowings exclude Secured borrowings – owed to securitization investors and the financing liability recognized in connection with the sale of MSRs to HLSS. See Note 1 and Note 4, respectively, to the Interim Consolidated Financial Statements for additional information regarding these liabilities.
(3)	Notional balance includes four interest rate swaps with a notional amount of $545,474 that have been designated as hedges of our exposure to rising interest rates on variable-rate match funded advance facilities. Two of these swaps, with notional amounts of $201,892, are forward-starting swaps that do not become effective until June 2013. The remaining swaps of $624,125 are not currently designated to any hedging relationship.

Excluding Loans, net – restricted for securitization investors, our Consolidated Balance Sheet at June 30, 2012 and December 31, 2011 included interest-earning assets totaling $232,440 and $250,111, respectively. Interest-earning assets at June 30, 2012 are comprised of $106,862 of debt service accounts, $75,054 of interest-earning cash accounts, $30,752 of interest-earning collateral accounts and $19,772 of loans held for resale.

We exclude Loans – restricted for securitization investors and Secured borrowings – owed to securitization investors from the analysis above because they do not represent an interest rate risk for Ocwen. See Note 1 to the Interim Consolidated Financial Statements for additional information regarding the nature of these assets and liabilities.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 22—Commitments and Contingencies to the Interim Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A.	RISK FACTORS

We include a discussion of the principal risks and uncertainties that affect or could affect our business operations under Item 1A on pages 15 through 24 of our Annual Report on Form 10-K for the year ended December 31, 2011 which should be read in conjunction with such disclosures.

ITEM 6.	EXHIBITS

(3)	Exhibits.

2.1	Amended and Restated Purchase Agreement, dated March 18, 2012, among Ocwen Financial Corporation (solely for purposes of Section 6.11, Section 6.12, Section 7.4, Section 7.8, Section 7.14, Section 10.2(b), Article 11 and Article 12), Ocwen Loan Servicing, LLC, Morgan Stanley (solely for purposes of Article 5, Section 7.4, Article 11 and Article 12), SCI Services, Inc., Saxon Mortgage Services, Inc., and Morgan Stanley Mortgage Capital Holdings, LLC (1)
10.1	Master Servicing Rights Purchase Agreement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (1)
10.2	Sale Supplement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (1)
10.3	Master Subservicing Agreement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (1)
10.4	Subservicing Supplement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (1)

10.5	Professional Services Agreement, dated February 10, 2012, between Ocwen Financial Corporation, together with its subsidiaries and affiliates, and HLSS Management, LLC (1)
11.1	Computation of earnings per share (2)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

(1)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.
(2)	Incorporated by reference from (1)—Basic and Diluted Earnings per Share to the Interim Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCWEN FINANCIAL CORPORATION

Date:August 6, 2012	By: /s/ John V. Britti
John V. Britti
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as its principal financial officer)

