Form 10-Q
period 2012-09-30
OCWEN FINANCIAL CORP
filed 2012-11-02
CIK 873860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of shares of Common Stock, $0.01 par value, outstanding as of October 29, 2012: 135,005,365 shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2012	December 31, 2011
Assets
Cash	$270,503	$144,234
Restricted cash – for securitization investors	696	675
Loans held for resale, at lower of cost or fair value	18,347	20,633
Advances	229,715	103,591
Match funded advances	2,680,152	3,629,911
Loans, net – restricted for securitization investors	53,441	58,560
Mortgage servicing rights, net	420,335	293,152
Receivables, net	132,065	82,261
Deferred tax assets, net	107,196	107,968
Goodwill	70,240	70,240
Premises and equipment, net	20,050	7,350
Investments in unconsolidated entities	20,147	23,507
Other assets	133,129	185,942
Total assets	$4,156,016	$4,728,024

Liabilities and Stockholders’ Equity
Liabilities
Match funded liabilities	$1,847,653	$2,558,951
Secured borrowings – owed to securitization investors	48,239	53,323
Lines of credit and other secured borrowings	559,324	540,369
Debt securities	—	82,554
Other liabilities	177,586	149,516
Total liabilities	2,632,802	3,384,713

Commitments and Contingencies ( Note 22)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 135,005,365 and 129,899,288 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,350	1,299
Additional paid-in capital	889,115	826,121
Retained earnings	639,369	523,787
Accumulated other comprehensive loss, net of income taxes	(6,620)	(7,896)
Total stockholders’ equity	1,523,214	1,343,311
Total liabilities and stockholders’ equity	$4,156,016	$4,728,024

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

For the periods ended September 30,	Three months		Nine months
	2012	2011	2012	2011
Revenue
Servicing and subservicing fees	$223,011	$112,611	$578,453	$310,953
Process management fees	8,931	9,215	27,587	26,151
Other revenues	758	636	2,591	2,201
Total revenue	232,700	122,462	608,631	339,305

Operating expenses
Compensation and benefits	29,759	29,067	90,546	59,107
Amortization of mortgage servicing rights	20,150	11,210	53,561	30,059
Servicing and origination	9,838	1,969	19,006	5,192
Technology and communications	11,608	8,529	31,999	21,774
Professional services	5,241	5,075	19,743	10,729
Occupancy and equipment	10,899	6,720	36,484	15,003
Other operating expenses	5,298	3,080	13,489	7,239
Total operating expenses	92,793	65,650	264,828	149,103

Income from operations	139,907	56,812	343,803	190,202

Other income (expense)
Interest income	2,084	2,186	6,434	6,644
Interest expense	(58,417)	(27,658)	(163,660)	(87,014)
Loss on loans held for resale, net	(2,340)	(1,011)	(3,540)	(3,531)
Equity in earnings (loss) of unconsolidated entities	113	(140)	134	(690)
Other, net	(601)	(1,238)	(2,142)	(1,135)
Other expense, net	(59,161)	(27,861)	(162,774)	(85,726)

Income before income taxes	80,746	28,951	181,029	104,476
Income tax expense	29,346	8,730	65,447	35,808
Net income	51,400	20,221	115,582	68,668
Net loss attributable to non-controlling interest	—	7	—	12
Net income attributable to Ocwen Financial Corporation	$51,400	$20,228	$115,582	$68,680

Earnings per share attributable to Ocwen Financial Corporation
Basic	$0.38	$0.20	$0.87	$0.68
Diluted	$0.37	$0.19	$0.84	$0.64

Weighted average common shares outstanding
Basic	134,928,486	101,016,777	133,483,354	100,908,473
Diluted	138,702,881	108,273,444	138,301,865	108,067,981

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

For the periods ended September 30,	Three months		Nine months
	2012	2011	2012	2011

Net income	$51,400	$20,221	$115,582	$68,668

Other comprehensive income (loss), net of income taxes:

Unrealized foreign currency translation income (loss) arising during the period (1)	(1)	(16)	(1)	10

Change in deferred loss on cash flow hedges arising during the period (2)	(1,743)	460	(5,476)	227
Reclassification adjustment for losses on cash flow hedges included in net income (3)	1,947	105	6,749	828
Net change in deferred loss on cash flow hedges	204	565	1,273	1,055

Other (4)	1	24	4	27

Total other comprehensive income, net of income taxes	204	573	1,276	1,092

Comprehensive income	51,604	20,794	116,858	69,760

Comprehensive income attributable to non-controlling interests	—	10	—	5

Comprehensive income attributable to Ocwen Financial Corporation	$51,604	$20,804	$116,858	$69,765

(1)	Net of income tax benefit (expense) of $2 and $(7) for the three and nine months ended September 30, 2011, respectively.
(2)	Net of income tax benefit (expense) of $945 and $(260) for the three months ended September 30, 2012 and 2011, respectively, and $3,112 and $(102) for the nine months ended September 30, 2012 and 2011, respectively.
(3)	Net of income tax expense of $1,095 and $59 for the three months ended September 30, 2012 and 2011, respectively, and $3,797 and $468 for the nine months ended September 30, 2012 and 2011, respectively.
(4)	Net of income tax expense of $1 and $9 for the three months ended September 30, 2012 and 2011, respectively, and $2 and $10 for the nine months ended September 30, 2012 and 2011, respectively.

 The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands)

	Ocwen Financial Corporation Stockholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Loss,	Non-controlling Interest in
	Shares	Amount	Capital	Earnings	Net of Taxes	Subsidiaries	Total

Balance at December 31, 2011	129,899,288	$1,299	$826,121	$523,787	$(7,896)	$—	$1,343,311
Net income	—	—	—	115,582	—	—	115,582
Conversion of 3.25% Convertible Notes	4,635,159	46	56,364	—	—	—	56,410
Exercise of common stock options	462,041	5	2,058	—	—	—	2,063
Equity-based compensation	8,877	—	4,572	—	—	—	4,572
Other comprehensive income, net of income taxes	—	—	—	—	1,276	—	1,276
Balance at September 30, 2012	135,005,365	$1,350	$889,115	$639,369	$(6,620)	$—	$1,523,214

	Ocwen Financial Corporation Stockholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Loss,	Non-controlling Interest in
	Shares	Amount	Capital	Earnings	Net of Taxes	Subsidiaries	Total

Balance at December 31, 2010	100,726,947	$1,007	$467,500	$445,456	$(9,392)	$246	$904,817
Net income (loss)	—	—	—	68,680	—	(12)	68,668
Exercise of common stock options	354,906	4	966	—	—	—	970
Equity-based compensation	11,364	—	2,396	—	—	—	2,396
Other comprehensive income, net of income taxes	—	—	—	—	1,085	7	1,092
Balance at September 30, 2011	101,093,217	$1,011	$470,862	$514,136	$(8,307)	$241	$977,943

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the nine months ended September 30,	2012	2011
Cash flows from operating activities
Net income	$115,582	$68,668
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage servicing rights	53,561	30,059
Amortization of debt discount	2,679	8,101
Amortization of debt issuance costs – senior secured term loans	3,050	8,888
Depreciation	3,896	1,974
Provision for (reversal of) valuation allowance on mortgage servicing assets	88	(868)
Loss on loans held for resale, net	3,540	3,531
Equity in losses (earnings) of unconsolidated entities	(134)	690
Realized and unrealized losses on derivative financial instruments, net	3,900	4,743
Loss (gain) on extinguishment of debt	653	(3,651)
Decrease (increase) in deferred tax assets, net	88	(354)
Net cash provided by loans held for resale activities	1,136	1,050
Changes in assets and liabilities:
Decrease in advances and match funded advances	1,213,917	699,516
Decrease (increase) in receivables and other assets, net	3,184	(5,349)
Increase in servicer liabilities	14,474	1,925
Increase (decrease) in other liabilities	7,911	(23,341)
Other, net	6,626	8,039
Net cash provided by operating activities	1,434,151	803,621

Cash flows from investing activities
Cash paid to acquire Litton Loan Servicing LP	—	(2,646,486)
Purchase of mortgage servicing rights, net	(175,508)	—
Acquisition of advances in connection with purchase of mortgage servicing rights	(1,914,687)	—
Proceeds from sale of advance financing subsidiary and special purpose entity	76,334	—
Proceeds from sale of match funded advances	1,084,309	—
Investment in unconsolidated entities	—	(15,000)
Distributions of capital from unconsolidated entities	2,839	2,415
Additions to premises and equipment	(16,596)	(1,236)
Purchase of real estate	(6,501)	—
Proceeds from sales of real estate	1,169	1,448
Increase in restricted cash – for securitization investors	(21)	(183)
Principal payments received on loans – restricted for securitization investors	2,842	4,610
Other	1,019	—
Net cash used in investing activities	(944,801)	(2,654,432)

Cash flows from financing activities
Proceeds from (repayment of) match funded liabilities	(352,963)	1,597,699
Repayment of secured borrowings – owed to securitization investors	(5,084)	(7,382)
Proceeds from lines of credit and other secured borrowings	29,784	563,500
Repayment of lines of credit and other secured borrowings	(191,238)	(266,275)
Payment of debt issuance costs – senior secured term loan	—	(12,070)
Proceeds from sale of mortgage servicing rights accounted for as a financing	184,205	—
Redemption of 10.875% Capital Securities	(26,829)	—
Exercise of common stock options	1,969	1,285
Other	(2,925)	(1,705)
Net cash (used) provided by financing activities	(363,081)	1,875,052

Net increase in cash	126,269	24,241
Cash at beginning of period	144,234	127,796
Cash at end of period	$270,503	$152,037

Supplemental non-cash investing and financing activities
Conversion of 3.25% Convertible Notes to common stock	$56,410	$—

Supplemental business acquisition information
Fair value of assets acquired
Cash	$—	$(23,791)
Advances	—	(2,468,137)
Mortgage servicing rights	—	(144,314)
Premises and equipment	—	(3,386)
Goodwill	—	(57,216)
Receivables	—	(1,218)
Other assets	—	(3,670)
	—	(2,701,732)
Fair value of liabilities assumed
Servicing liabilities	—	8,972
Checks held for escheat	—	3,939
Accrued expenses and other	—	18,544
Cash paid	—	(2,670,277)
Less: cash acquired	—	23,791
Net cash paid	$—	$(2,646,486)

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

At September 30, 2012, Ocwen directly or indirectly owned all of the outstanding stock of its primary operating subsidiaries: OLS, Ocwen Financial Solutions Private Limited and Ocwen Mortgage Servicing, Inc. (OMS). OMS is a corporation formed on February 27, 2012 under the laws of the USVI and is a wholly owned subsidiary of OCN. OMS has its principal place of business in St. Croix, USVI.

Ocwen also holds a 49% equity interest in Correspondent One S.A. (Correspondent One), an entity formed with Altisource Portfolio Solutions S.A. (Altisource) in March 2011, a 26% interest in Ocwen Structured Investments, LLC (OSI) and an approximate 25% interest in Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO). The assets of ONL and OREO have been liquidated to cash, and these entities are expected to be dissolved by year-end.

On September 1, 2011, Ocwen completed its acquisition (the Litton Acquisition) of (i) all the outstanding partnership interests of Litton Loan Servicing LP (Litton), a subsidiary of The Goldman Sachs Group, Inc. (Goldman Sachs) and a provider of servicing and subservicing of primarily non-prime residential mortgage loans and (ii) certain interest-only servicing securities previously owned by Goldman Sachs & Co., also a subsidiary of Goldman Sachs (collectively referred to as the Litton Loan Servicing Business). See Note 3 for additional information regarding the Litton Acquisition.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2012. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Securitizations of Residential Mortgage Loans. The assets and liabilities of the four consolidated trusts are reported on our Consolidated Balance Sheet as Restricted cash – for securitization investors, Loans, net – restricted for securitization investors and Secured borrowings – owed to securitization investors. Our involvement with each of the remaining trusts with which we have a continuing relationship does not represent a variable interest, and therefore, we exclude them from our consolidated financial statements.

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

Financings of Advances on Loans Serviced for Others. Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. These SPEs issue debt supported by collections on the transferred advances. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against Ocwen. OLS had previously guaranteed the payment of obligations under the securitization documents of one of the entities up to a maximum of 10% of the notes outstanding at the end of the facility’s revolving period on July 1, 2013. In September 2012, the notes outstanding under this facility were repaid, and the facility was terminated. The assets and liabilities of the advance financing SPEs are comprised solely of Match funded advances, Debt service accounts, Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation. See Note 7, Note 10 and Note 11 for additional information.

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

Note 3 BUSINESS acquisitionS

Purchase Price Allocation - Litton Acquisition

As disclosed in Note 1, Ocwen completed its acquisition of the Litton Loan Servicing Business on September 1, 2011. There have been no adjustments to the purchase price during 2012. In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). In August 2012, we finalized the purchase price allocation and recognized the following measurement-period adjustments:

	Purchase price allocation as of December 31, 2011	Adjustments	Final purchase price allocation
Cash	$23,791	$—	$23,791
Advances	2,468,137	—	2,468,137
MSRs	144,314	—	144,314
Premises and equipment, net	3,386	—	3,386
Receivables	2,159	(941)	1,218
Other assets	3,670	—	3,670
Other liabilities:
Servicing liabilities	(8,972)	—	(8,972)
Checks held for escheat	(6,145)	2,206	(3,939)
Accrued expenses	(25,471)	6,927	(18,544)
Total identifiable net assets	2,604,869	8,192	2,613,061
Goodwill	65,622	(8,192)	57,430
Total consideration	2,670,491	—	2,670,491
Litton debt repaid to Goldman Sachs at closing	(2,423,123)	—	(2,423,123)
Base purchase price, as adjusted	$247,368	$—	$247,368

The December 31, 2011 comparative balance sheet has been revised to reflect the above measurement-period adjustments. These adjustments had no effect on our earnings.

Pro forma Impact - Litton Acquisition

The following table presents supplemental pro forma information for the three and nine months ended September 30, 2011 as if the acquisition of Litton had occurred on January 1, 2010. The pro forma consolidated results are not indicative of what Ocwen’s consolidated net earnings would have been if Ocwen had completed the acquisition of Litton on January 1, 2010 because of differences in servicing practices and cost structure between Ocwen and Litton. In addition, the pro forma consolidated results do not purport to project the future results of Ocwen combined nor do they reflect the expected realization of any cost savings associated with the Litton Acquisition.

For the periods ended September 30, 2011:	Three months	Nine months
Revenues	$155,420	$485,408
Net income	$6,792	$10,019

Facility Closure Costs – Litton Acquisition and HomEq Acquisition

Following the Litton Acquisition, we incurred severance and other benefits during 2011 related to the termination of former Litton employees. The Litton Acquisition included two leased facilities located in Georgia and Texas. During the first quarter of 2012, we vacated the leased facility located in Georgia. The lease on the Texas facility expired August 31, 2012 and was renewed on a temporary basis for approximately one-third of the original space. Ocwen or the lessor may terminate this lease at any time by providing 150 days prior written notice. During 2010, we incurred similar costs related to our acquisition of the U.S. non-prime mortgage servicing business known as “HomEq Servicing” (the HomEq Acquisition) when we terminated the former HomEq employees and vacated the leased facilities located in North Carolina and California. The following table provides a reconciliation of the beginning and ending liability balances for these costs:

	Employee termination benefits	Lease termination costs (1)	Total
Liability balance at December 31, 2011 (2)	$5,163	$5,287	$10,450
Additions charged to operations (2)	2,848	5,030	7,878
Amortization of discount	—	135	135
Payments	(8,011)	(5,012)	(13,023)
Liability balance at September 30, 2012 (2)	$—	$5,440	$5,440

(1)	In March 2012, we recorded a charge of $4,779 to establish a liability for the remaining lease payments on the Georgia facility discounted through the lease expiration date in 2017. This lease does not contain an option for early termination, and we are actively attempting to sublease the space. The balance at December 31, 2011 relates to a liability established in 2010 for the remaining lease payments on the HomEq facilities through the early termination dates of the leases in 2013, including early termination penalties. In June 2012, we negotiated a buyout of the lease on the California facility for $2,900 and incurred an additional expense of $251 as the payment exceeded the liability, net of unamortized discount.
(2)	All charges were recorded in the Servicing segment. Charges related to employee terminations and lease terminations are reported in Compensation and benefits expense and Occupancy and equipment expense, respectively, in the Consolidated Statements of Operations. The liabilities are included in Other liabilities in the Consolidated Balance Sheets.

Goodwill – Litton Acquisition and HomEq Acquisition

At September 30, 2012, the $70,240 balance of goodwill is comprised of $12,810 recorded in connection with the HomEq Acquisition on September 1, 2010 and $57,430 recorded in connection with the Litton Acquisition on September 1, 2011, both of which are included in the Servicing segment. As disclosed above, in August 2012, we finalized the Litton purchase price allocation and recognized measurement-period adjustments which resulted in a reduction in goodwill of $8,192.

We perform our annual impairment test of goodwill as of August 31st of each year. Based on our 2012 annual assessment, we determined that goodwill was not impaired.

Note 4 ASSET SALES AND FINANCING

On March 5, 2012, Ocwen completed its initial sale to HLSS Holdings, LLC (HLSS Holdings), a wholly owned subsidiary of Home Loan Servicing Solutions, Ltd. (HLSS), of the right to receive the servicing fees, excluding ancillary income, relating to certain mortgage servicing (Rights to MSRs) for approximately $15.2 billion of UPB and related servicing advances that we acquired in connection with the HomEq Acquisition. HLSS Holdings also acquired HomEq Servicer Advance Facility Transferor, LLC and HomEq Servicer Advance Receivables Trust 2010-ADV1 (together the Advance SPEs). As a result of the acquisition of the Advance SPEs, HLSS Holdings also assumed the related match funded liabilities under the structured servicing advance financing facility that we entered into as part of the HomEq Acquisition (the HomEq Servicing advance facility), with the exception of the Class D Term Note which Ocwen agreed to repay prior to closing. The final purchase price of $138,792 reflects post-closing adjustments that principally resulted from declines in match funded advances between February 28, 2012 and March 5, 2012. See Note 11 for additional information regarding the match funded liabilities assumed by HLSS Holdings.

Since the initial sale on March 5, 2012, Ocwen completed four additional sales to HLSS on May 1st, August 1st, September 13th and September 28th of Rights to MSRs for loans with approximately $32.8 billion of UPB together with the related servicing advances. The initial and flow transactions with HLSS Holdings are collectively referred to as the HLSS Transactions. Through September 30, 2012, Ocwen received total proceeds of $1,206,056 from the flow transactions. On September 30, 2012, Ocwen recorded a receivable of $4,260 from HLSS for post-closing adjustments that resulted from declines in match funded advances through the closing date.

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

The following table summarizes the sales price of the assets and liabilities acquired by HLSS in connection with the HLSS Transactions:

	Initial sale	Flow sales	Total
Sale of MSRs accounted for as a financing (1)	$62,458	$121,811	$184,269
Sale of match funded advances (2)	—	1,088,505	1,088,505
Sale of Advance SPEs:
Match funded advances	413,374	—	413,374
Debt service account	14,786	—	14,786
Prepaid lender fees and debt issuance costs	5,422	—	5,422
Other prepaid expenses	1,928	—	1,928
Match funded liabilities	(358,335)	—	(358,335)
Accrued interest payable and other accrued expenses	(841)	—	(841)
Net assets of Advance SPEs (3)	76,334	—	76,334
Sales price, as adjusted	138,792	1,210,316	1,349,108
Amount due from HLSS for post-closing adjustments at September 30, 2012	—	(4,260)	(4,260)
Cash received	$138,792	$1,206,056	$1,344,848
Use of proceeds:
Repayment of senior secured term loan	$37,449	$105,983	$143,432
Repayment of match funded liabilities	—	731,846	731,846
Other	101,343	368,227	469,570
Cash received	$138,792	$1,206,056	$1,344,848

(1)	Reported in the Consolidated Statements of Cash Flows cash flows with financing activities as Proceeds from sale of mortgage servicing rights accounted for as a financing.
(2)	Reported in the Consolidated Statements of Cash Flows with investing activities as Proceeds from sale of match funded advances.
(3)	Reported in the Consolidated Statements of Cash Flows with investing activities as Proceeds from sale of advance financing subsidiary and special purpose entity.

Because Ocwen has retained legal title to the MSRs, the sales to HLSS of Rights to MSRs have been accounted for as financings. As a result, we have not derecognized the MSRs, and we have established a liability equal to the sales price. If and when the third party consents are obtained, legal title will transfer to HLSS, and we expect to record a sale with the gain deferred and derecognize the MSRs. Until such time, we continue to recognize the full amount of servicing revenue and amortization of the MSRs. The sales proceeds represent the estimated fair value of the MSRs. Total combined proceeds received from the sale of Rights to MSRs in the initial sale and the flow sales exceed Ocwen’s combined carrying value of the MSRs at the date of sale by $17,685. This excess amount will be realized over time as the MSRs amortize. Our investment in the Advance SPEs was sold at carrying value and accounted for as a sale. The consolidated assets and liabilities of the Advance SPEs were derecognized at the time of the sale.

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

In 2010, Ocwen entered into a hedge of the effect of changes in interest rates on the total cash flows of the HomEq Servicing advance financing facility. With the assumption of the HomEq Servicing advance facility by HLSS in March 2012, Ocwen terminated the hedging relationship for accounting purposes and recognized in Other, net in the Consolidated Statements of Operations $5,958 of hedge losses that were included in Accumulated other comprehensive loss (AOCL).

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

The carrying amounts and the estimated fair values of our financial instruments and our nonfinancial assets measured at fair value are as follows at the dates indicated:

		September 30, 2012		December 31, 2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for resale (1)	3	$18,347	$18,347	$20,633	$20,633
Loans, net – restricted for securitization investors (2)	3	53,441	49,192	58,560	55,165
Advances (2)	3	2,909,867	2,909,867	3,733,502	3,733,502
Receivables, net (2)	3	132,065	132,065	82,261	82,261

Financial liabilities:
Match funded liabilities (2)	3	$1,847,653	$1,855,193	$2,558,951	$2,569,131
Lines of credit and other secured borrowings(2)	3	559,324	565,888	540,369	550,860
Secured borrowings – owed to securitization investors (2)	3	48,239	47,417	53,323	52,652
Debt securities (2)	2	—	—	82,554	92,125

Derivative financial instruments, net (3)	3	$(16,094)	$(16,094)	$(16,676)	$(16,676)

Impaired stratum of MSRs (1)(4)	3	$—	$—	$214	$214

(1)	Measured at fair value on a non-recurring basis.
(2)	Financial instruments disclosed, but not carried, at fair value.
(3)	Measured at fair value on a recurring basis.
(4)	The high-loan-to-value stratum is measured at fair value on a non-recurring basis and is classified as Level 3 because of the nature of the valuation inputs. The values are net of a valuation allowance of $2,378 and $2,290 at September 30, 2012 and December 31, 2011, respectively.

The methodologies that we use and key assumptions that we make to estimate the fair value of financial instruments and other assets and liabilities measured at fair value on a recurring or non-recurring basis are described below:

Loans Held for Resale

All loans held for resale were measured at fair value because their cost exceeded their estimated fair value at September 30, 2012. Current market illiquidity has reduced the availability of observable pricing data. When we enter into an agreement to sell a loan to an investor at a set price, the loan is valued at the commitment price. We base the fair value of uncommitted loans on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. The more significant assumptions used in the September 30, 2012 valuation of performing loans include: historical default rates of 5% to 10%; re-performance rates on defaulted loans of 35%; loss severity on defaulted loans of 20% to 50%; an average resolution timeline of 12 months; an average coupon of 7.8%; and a discount rate of 10%. Significant assumptions used in the September 30, 2012 valuation of nonperforming loans include: the current market value of the underlying collateral based on third party sources such as appraisals or broker price opinions; a resolution timeline of 10 to 42 months depending on the state in which the property is located and the type of property; estimated foreclosure and disposition costs that are based on historical experience and considering that state in which the property is located and the type of property; and a discount rate of 15%.

Loans – Restricted for Securitization Investors

We base the fair value of Loans – restricted for securitization investors on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. Significant assumptions include expected prepayment rates and delinquency and cumulative loss curves. The more significant assumptions used in our September 30, 2012 valuations were: prepayment speeds of 5% to 6%; default rates of 24% to 31%; and a discount rate of 20.5% to 22%.

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

Borrowings

We base the fair value of our debt securities on quoted prices in markets with limited trading activity. The carrying value of match funded liabilities and secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other match funded or secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. We estimate principal repayments of match funded liabilities during the amortization period based on our historical advance collection rates and taking into consideration any plans to refinance the notes. The more significant of the assumptions used in the September 30, 2012 valuation of the match funded liability bearing a fixed interest rate were a discount rate of 2.4% and estimated repayments using an advance reduction curve that is based on historical experience. For the senior secured term loan, we used a discount rate of 7.0% and the repayment schedule specified in the loan agreement.

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

We estimate the fair value of our MSRs by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The most significant assumptions used in our internal valuation are the speed at which mortgages prepay and delinquency experience. The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, prepayment penalties, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. We derive prepayment speeds and delinquency assumptions from historical experience adjusted for prevailing market conditions. We develop the discount rate internally, and we consider external market-based assumptions in determining the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing. The more significant assumptions used in the September 30, 2012 valuation include prepayment speeds ranging from 13.2 % to 21.4% (depending on loan type) and delinquency rates ranging from 16.4% to 23.2% (depending on loan type). Other assumptions include an interest rate of 1-month LIBOR plus 4% for computing the cost of financing advances, an interest rate of 1-month LIBOR for computing float earnings and a discount rate of 20%.

As disclosed above and in Note 8, we established a valuation allowance for impairment on the high-loan-to-value stratum of our MSRs because the estimated fair value was less than the carrying value. For all other strata, the fair value exceeded the carrying value at September 30, 2012.

Derivative Financial Instruments

Our derivatives are not exchange-traded and therefore quoted market prices or other observable inputs are not available. Fair value is based on information provided by third-party pricing sources. Third-party valuations are derived from proprietary models based on inputs that include yield curves and contractual terms such as fixed interest rates and payment dates. Although we have not adjusted the information obtained from the third-party pricing sources, we review this information to ensure that it provides a reasonable basis for estimating fair value. Our review is designed to identify information that appears stale, information that has changed significantly from the prior period and other indicators that the information may not be accurate. For interest rate contracts, significant increases or decreases in the unobservable portion of the yield curves in isolation will result in substantial changes in the fair value measurement.

The following tables present a reconciliation of the changes in fair value of our Level 3 assets that we measure at fair value on a recurring basis, which consists of derivative financial instruments, for the periods indicated:

	Three months		Nine months
For the periods ended September 30,	2012	2011	2012	2011
Beginning balance	$(14,905)	$(15,787)	$(16,676)	$(15,351)
Purchases, issuances, sales and settlements:
Settlements	102	9	2,524	80
	102	9	2,524	80
Total realized and unrealized gains and (losses) (1):
Included in Other, net	1,397	(2,558)	6,645	(2,675)
Included in Other comprehensive income (loss)	(2,688)	(53)	(8,587)	(443)
	(1,291)	(2,611)	(1,942)	(3,118)
Ending balance	$(16,094)	$(18,389)	$(16,094)	$(18,389)

(1)	Total net losses attributable to derivative financial instruments for the three and nine months ended September 30, 2012 include losses of $1,291 and $7,728, respectively, on derivatives held at September 30, 2012. Net losses attributable to derivative financial instruments for the three and nine months ended September 30, 2011 include losses of $2,611 and $2,900, respectively, on derivatives held at September 30, 2011.

Note 6 Advances

Advances, representing payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	September 30, 2012	December 31, 2011
Servicing:
Principal and interest	$98,265	$30,462
Taxes and insurance	60,920	33,387
Foreclosure and bankruptcy costs	39,136	8,390
Other	23,533	27,442
	221,854	99,681
Corporate Items and Other	7,861	3,910
	$229,715	$103,591

Note 7 Match Funded Advances

Match funded advances on residential loans we service for others are comprised of the following at the dates indicated:

	September 30, 2012	December 31, 2011
Principal and interest	$1,409,404	$1,679,536
Taxes and insurance	938,205	1,452,707
Foreclosure and bankruptcy costs	218,017	259,231
Real estate servicing costs	57,570	121,705
Other	56,956	116,732
	$2,680,152	$3,629,911

Note 8 Mortgage Servicing

Servicing Assets. The following table summarizes the activity in the carrying value of servicing assets, or MSRs, for the nine months ended September 30, 2012:

Balance at December 31, 2011	$293,152
Purchases (1)	181,949
Increase in impairment valuation allowance	(88)
Amortization (2)	(54,678)
Balance at September 30, 2012	$420,335

(1)	The following table reconciles the adjusted purchase price of MSRs to the cash paid as of September 30, 2012:

Purchase price of MSRs, as adjusted	$181,949
Cash holdback of purchase price due to seller (a)	(5,000)
Servicing liabilities assumed	(1,441)
Cash paid for MSRs acquired, net of servicing liabilities assumed	$175,508

a.	Under the terms of one of the MSR purchase and sale agreements, Ocwen withheld $5,000 of the purchase price of the MSRs pending the receipt of missing mortgage loan documents from the seller. Beginning sixty days after the servicing transfer date of June 18, 2012, the holdback is to be released to the seller pro rata as the missing loan documents are provided. One year after the servicing transfer date, the remainder of the holdback is to be released to the seller less any out of pocket cost incurred by Ocwen in order to create or obtain any loan documents that have not been provided.

(2)	In the Consolidated Statement of Operations, Amortization of mortgage servicing rights is reported net of the amortization of servicing liabilities and includes the amount of charges we recognized to increase servicing liability obligations.

We completed the following MSR acquisitions in the first nine months of 2012:

•	On April 2, 2012, we completed an acquisition from Saxon Mortgage Services, Inc. (Saxon) of an MSR portfolio of approximately $22.2 billion in UPB of residential mortgage loans, approximately $9.9 billion of which Ocwen had previously subserviced, and approximately $1.2 billion of associated servicing advances (the Saxon MSR Transaction). To finance the Saxon MSR Transaction, we utilized a combination of available cash and two new two-year servicing advance facilities. On April 2, 2012, we also completed an acquisition of MSRs from JPMorgan Chase Bank, N.A. (JPMCB) which includes servicing rights for non-prime loans with a UPB of approximately $8.1 billion (the JPMCB MSR Transaction) and $557,184 of servicing advances. Ocwen financed the purchase price through available cash and an existing servicing advance facility.
•	On May 31, 2012, we completed the acquisition of MSRs from Aurora Bank FSB (Aurora) on a portfolio of small-balance commercial mortgage loans with a total UPB of $1.8 billion and $52,911 of servicing advances.
•	On June 11, 2012, we purchased residential MSRs from Bank of America, N.A. (BANA) with respect to mortgage loans with a UPB of approximately $10.1 billion owned by Freddie Mac. We entered into a new servicing advance facility to finance a portion of the related servicing advances acquired in the transaction. At September 30, 2012, the acquired MSRs, which had a carrying value of $61,280, were pledged as collateral for the promissory note used to finance the purchase.
•	On July 2 and 16, 2012, we closed on the acquisitions of MSR portfolios totaling approximately $316 million in UPB of residential mortgage loans owned by Fannie Mae and Freddie Mac.
•	On September 4, 2012, we purchased an additional MSR portfolio of approximately $2.2 billion in UPB of residential mortgage loans owned by Fannie Mae. We boarded these loans on October 1, 2012.

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

As disclosed in Note 4, we sold certain Rights to MSRs during 2012 as part of the HLSS Transactions. The carrying value of the related MSRs which have not been derecognized at September 30, 2012 was $156,077.

The following table presents the composition of our servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents loans for which we own the MSRs while subservicing represents all other loans.

UPB of Assets Serviced:	Residential	Commercial	Total
September 30, 2012:
Servicing	$108,527,868	$—	$108,527,868
Subservicing	18,538,812	391,235	18,930,047
	$127,066,680	$391,235	$127,457,915
December 31, 2011:
Servicing	$78,675,160	$—	$78,675,160
Subservicing	23,524,062	290,863	23,814,925
	$102,199,222	$290,863	$102,490,085

Residential assets serviced consist principally of mortgage loans, primarily subprime, but also include foreclosed real estate. Residential assets also include small-balance commercial assets with a UPB of $2,168,607 and $586,080 at September 30, 2012 and December 31, 2011, respectively that are managed using the REALServicing™ application. Commercial assets subserviced consist of large-balance foreclosed real estate. Assets serviced for others are not included on our Consolidated Balance Sheet.

Custodial accounts, which hold funds representing collections of principal and interest that we receive from borrowers, are held in escrow by an unaffiliated bank and excluded from our Consolidated Balance Sheet. Custodial accounts amounted to approximately $569,700 and $555,500 at September 30, 2012 and December 31, 2011, respectively.

Valuation Allowance for Impairment. We established a valuation allowance for impairment on the high-loan-to-value stratum of our MSRs as the estimated fair value was less than the carrying value. Net of the valuation allowance of $2,378 and $2,290, the carrying value of this stratum was $0 and $214 at September 30, 2012 and December 31, 2011, respectively. Changes in the valuation allowance for impairment are reflected in Servicing and origination expenses in our Consolidated Statement of Operations.

The estimated fair value of residential MSRs at September 30, 2012 and December 31, 2011 was $488,499 and $340,015, respectively.

Servicing Liabilities. We recognize a servicing liability for those agreements that are not expected to compensate us adequately for performing the servicing. Servicing liabilities are included in Other liabilities. See Note 14 for additional information.

Note 9 Receivables

Receivables consisted of the following at the dates indicated:

	September 30, 2012			December 31, 2011
	Receivables	Allowance for Losses	Net	Receivables	Allowance for Losses	Net
Servicing (1)	$100,808	$(1,823)	$98,985	$53,061	$(1,648)	$51,413
Income taxes receivable	—	—	—	21,518	—	21,518
Affordable housing (2)	1,051	(713)	338	5,568	(5,019)	549
Due from related parties(3)	29,377	—	29,377	2,309	—	2,309
Derivatives, at fair value(4)	2,016	—	2,016	3,600	—	3,600
Other	2,647	(1,298)	1,349	4,134	(1,262)	2,872
	$135,899	$(3,834)	$132,065	$90,190	$(7,929)	$82,261

(1)	Balances arise from our Servicing business and primarily include reimbursable expenditures due from investors and amounts to be recovered from the custodial accounts of the trustees. The balance at September 30, 2012 also includes amounts due from the seller as a result of post-closing adjustments to the purchase price of advances in connection with MSRs that we acquired during the second quarter.
(2)	Balances primarily represent payments to be received for proceeds from sales of investments in affordable housing properties. None of these receivables is delinquent.
(3)	See Note 20 for additional information regarding transactions with HLSS and Altisource.
(4)	Balances represent the fair value of an interest rate cap. See Note 15 for additional information.

The change in the allowance for credit losses for the nine months ended September 30, 2012 and the balance of the related receivables at those dates were as follows (the disclosure requirements for the allowance for credit losses do not apply to mortgage banking activities, including the long-term servicing of loans, such as the activities of our Servicing segment):

	Affordable Housing	Other	Total
Allowance for credit losses balance at December 31, 2011	$5,019	$1,262	$6,281
Charge offs	(4,306)	(387)	(4,693)
Provision, net	—	456	456
Other	—	(33)	(33)
Allowance for credit losses balance at September 30, 2012	$713	$1,298	$2,011

Receivables balance at September 30, 2012	$1,051	$2,647	$3,698

Note 10 Other Assets

Other assets consisted of the following at the dates indicated:

	September 30, 2012	December 31, 2011
Debt service accounts	$68,739	$115,867
Interest earning collateral deposits (1)	32,491	27,191
Prepaid lender fees and debt issuance costs, net	14,770	27,113
Real estate, net	7,429	3,368
Prepaid expenses and other	9,700	12,403
	$133,129	$185,942

(1)	The balances include $21,464 and $19,623 of cash collateral held by the counterparties to certain of our derivative agreements at September 30, 2012 and December 31, 2011, respectively.

Note 11 Match Funded Liabilities

Match funded liabilities are comprised of the following at the dates indicated:

				Unused	Balance Outstanding
Borrowing Type	Interest Rate	Maturity	Amortization Date	Borrowing Capacity (1)	September 30, 2012	December 31, 2011
Promissory Note (2)	3.3875%	Sept. 2013	Sept. 2013	$468,031	$1,169,560	$1,784,043
Advance Receivable Backed Note Series 2009-3 (3)	4.14%	July 2023	July 2012	—	—	210,000
Advance Receivable Backed Note Series 2010-1 (4)	3.59%	Sep. 2023	Feb. 2011	—	—	40,000
Total fixed rate				468,031	1,169,560	2,034,043
Variable Funding Note Series 2009-2 (5)	1-Month LIBOR (1ML)+ 350 bps	Nov. 2023	Nov. 2012	—	—	—
Variable Funding Note Series 2009-1 (5)	1ML + 325 bps	Dec. 2023	Dec. 2012	—	—	11,687
Advance Receivable Backed Notes (6)	1ML + 285 bps	Apr. 2015	Apr. 2014	314,721	335,279	—
Advance Receivable Backed Notes Series 2012-ADV1 (6)	Commercial paper (CP) rate plus 225 or 335 bps	May 2014	April 2014	192,593	257,407	—
Advance Receivable Backed Notes Series 2012-ADV1 (7)	1ML + 250 bps	June 2016	June 2014	14,593	85,407	—
Class A-1 Term Note (8)	CP rate + 350 bps	Aug. 2043	Aug. 2013	—	—	340,185
Class B Term Note (8)	CP rate + 525 bps	Aug. 2043	Aug. 2013	—	—	15,850
Class C Term Note (8)	CP rate + 625 bps	Aug. 2043	Aug. 2013	—	—	15,056
Class D Term Note (8)	1ML + 750 bps	Aug. 2043	Aug. 2013	—	—	11,638
Advance Receivable Backed Notes (9)	1ML + 200 bps	Jan. 2014	July 2013	—	—	130,492
Total variable rate				521,907	678,093	524,908
				$989,938	$1,847,653	$2,558,951

(1)	At September 30, 2012, we had eligible advances available to be pledged as collateral for additional borrowings under our advance facilities of $193,714.
(2)	This note was issued to finance advances acquired in connection with the acquisition of Litton on September 1, 2011. Borrowing capacity under this facility declined to $1,637,591 on September 1, 2012 and will further decline to $1,403,650 on March 1, 2013 and $1,169,708 on September 1, 2013.
(3)	This note matured on July 19, 2012, and the borrowing under this note was transferred to the Series 2009-1 variable funding note.
(4)	The amortization period for this note ended in January 2012, at which time the remaining balance of $40,000 was repaid. The advances pledged to this note were transferred to the Series 2009-1 variable funding note and were re-pledged under that note.
(5)	Effective March 12, 2012, the lender transferred this note from its commercial paper conduit and began charging interest based on 1-Month LIBOR. Beginning June 15, 2012, maximum borrowing capacity under this note was reduced to the extent that the lender’s commitment under any other advance facilities of Ocwen or its affiliates exceeds $200,000. On September 28, 2012, the remaining balance was repaid, and the facility was terminated.
(6)	These notes were issued to finance the advances acquired in connection with the Saxon MSR Transaction.
(7)	These notes were issued to finance the advances acquired from BANA in connection with the acquisition of MSRs.
(8)	These notes were issued in connection with the financing of advances acquired as part of the HomEq Acquisition. The Class D Term Note was repaid in full on March 2, 2012. On March 5, 2012, HLSS assumed the remaining balances.
(9)	On September 13, 2012, the remaining balance was repaid, the facility was terminated and the remaining collateral was transferred to another facility.

Note 12 LINES OF CREDIT AND OTHER SECURED BORROWINGS

Lines of credit and other secured borrowings are comprised of the following at the dates indicated:

				Unused	Balance Outstanding
Borrowings	Collateral	Interest Rate	Maturity	Borrowing Capacity	September 30, 2012	December 31, 2011
Servicing:
Senior secured term loan (1)	(1)	1ML + 550 bps with a LIBOR floor of 1.50%	Sept. 2016	$—	$359,693	$546,250
Financing liability – MSRs pledged (2)	MSRs (2)	(2)	(2)	—	177,729	—
Promissory Note (3)	MSRs	1ML + 350 bps	May 2017	—	26,495	—
				—	563,917	546,250
Corporate Items and Other
Securities sold under an agreement to repurchase (4)	Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes	Class A-2 notes: 1ML + 200 bps; Class A-3 notes: 1ML + 300 bps	Monthly	—	3,219	4,610
				—	567,136	550,860
Discount on senior secured term loan				—	(7,812)	(10,491)
				$—	$559,324	$540,369

(1)	The principal amount of the loan (originally $575,000) is due in consecutive installments of $14,375 per quarter through June 30, 2016, with the remaining balance becoming due on September 1, 2016. In addition, Ocwen is required to use 25% of the net cash proceeds (as defined) from any asset sale (as defined) to repay loan principal. Generally, this provision applies to non-operating sales of assets, such as the HLSS Transactions, and generally, net cash proceeds represent the proceeds from the sale of the assets, net of the repayment of any debt secured by a lien on the assets sold. The loan is secured by a first priority security interest in substantially all of the tangible and intangible assets of Ocwen.
(2)	As part of the HLSS Transactions completed in 2012, Ocwen transferred to HLSS certain Rights to MSRs. However, because Ocwen has not yet transferred legal title to the MSRs, the sales were accounted for as a financing with the proceeds from the sale of the MSRs recorded as a financing liability. The financing liability is being amortized using the interest method with the servicing income that is remitted to HLSS representing payments of principal and interest. The liability has no contractual maturity but will be amortized over the estimated life of the pledged MSRs. The balance of the liability is reduced each month based on the change in the estimated fair value of the pledged MSRs. See Note 4 for additional information regarding the HLSS Transactions.
(3)	This note was issued to finance the acquisition of MSRs from BANA. Prepayments of the balance on this note may be required if the borrowing base, as defined, falls below the amount of the note outstanding.
(4)	The Class A-2 and A-3 notes issued by Ocwen Real Estate Asset Liquidating Trust 2007-1 have a face value of $26,847 at September 30, 2012.

Note 13 DEBT SECURITIES

Debt securities consisted of the following at the dates indicated:

	September 30, 2012	December 31, 2011
3.25% Contingent Convertible Senior Unsecured Notes due August 1, 2024	$—	$56,435
10.875% Capital Securities due August 1, 2027	—	26,119
	$—	$82,554

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

On July 31, 2012, we provided notice to all holders of our 10.875% Capital Securities (Capital Securities) of our redemption of the $26,119 outstanding principal balance. The redemption occurred on August 31, 2012 at a price of 102.719% of the outstanding principal, plus accrued and unpaid interest. We recognized a loss of $653 on the redemption primarily representing the excess of the redemption price over the outstanding principal balance of the Capital Securities. We have reported this loss in Other, net in our Consolidated Statement of Operations. The trust entity which issued the Capital Securities in August 1997 (Ocwen Capital Trust I) was dissolved and terminated following the redemption.

Note 14 OTHER LIABILITIES

Other liabilities were comprised of the following at the dates indicated:

	September 30, 2012	December 31, 2011
Accrued expenses	$42,486	$47,198
Payable to servicing and subservicing investors	26,508	28,824
Checks held for escheat	19,867	22,481
Derivatives, at fair value (1)	18,110	20,276
Income taxes payable	28,250	—
Servicing liabilities (2)	9,987	9,662
Due to related parties (3)	6,664	4,274
Accrued interest payable	2,478	4,140
Liability for selected tax items	4,773	4,524
Other (4)	18,463	8,137
	$177,586	$149,516

(1)	See Note 15 for additional information regarding derivatives.
(2)	Our acquisition of MSRs during the second quarter of 2012 included a servicing liability with a fair value of $1,441. During the nine months ended September 30, 2012 and 2011, amortization of servicing liabilities exceeded the amount of charges we recognized to increase servicing liability obligations by $1,117 and $418, respectively. Amortization of mortgage servicing rights is reported net of this amount in the Consolidated Statement of Operations.
(3)	See Note 20 for additional information regarding transactions with HLSS and Altisource.
(4)	As disclosed in Note 8, the balance at September 30, 2012 includes a $5,000 holdback of the purchase price of MSRs we acquired during the second quarter.

Note 15 Derivative Financial Instruments

Foreign Currency Exchange Rate Risk Management

We periodically enter into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee (INR) on amounts payable to our India subsidiary, OFSPL.

Interest Rate Management

In our Servicing segment, we have entered into interest rate swaps in order to hedge against the effects of changes in interest rates on our borrowings under our advance funding facilities. We also entered into a 4.25% interest rate cap which was not designated as a hedge for accounting purposes.

The following summarizes our swap positions at September 30, 2012:

Purpose	Date Opened	Effective Date	Maturity	We Pay	We Receive	Notional Amount	Fair Value
Not designated as hedges:
Hedge the effects of a change in 1ML on borrowing under an advance funding facility (1)	April 2010	July 2010	July 2013	2.0590%	1ML	$250,000	$(3,833)
Hedge the effects of a change in the lender’s CP rate and 1ML on borrowing under an advance funding facility (2)	May 2010 and June 2010	September 2010	August 2013	1.5750% and 1.5275%	1ML	345,669	(4,051)
Total not designated as hedges						595,669	(7,884)

Designated as hedges:
Hedge the effects of changes in 1ML or the lenders’ CP rate on advance funding facilities	October 2011	June 2013	January 2015	0.9275% and 0.9780%	1ML	201,892	(7,664)
Hedge the effects of changes in 1ML or the lenders’ CP rate on advance funding facilities (3)	December 2011	February 2012	January 2015	0.7000% and 0.6825%	1ML	333,773	(2,562)
Total designated as hedges						535,665	(10,226)
Total						$1,131,334	$(18,110)

(1)	We discontinued hedge accounting for this hedging relationship effective July 1, 2011 and began amortizing to earnings the $6,179 of deferred losses in AOCL. Amortization was scheduled to continue until the related advance facility matured in July 2013. In September 2012, we repaid the advance facility and wrote-off the remaining $2,317 of unamortized deferred losses in AOCL.
(2)	The hedging relationship was terminated when the advance facility was assumed on March 5, 2012 by HLSS. At that time, we wrote-off the $5,958 of deferred losses in AOCL. See Note 4 and Note 11 for additional information regarding the match funded liabilities assumed by HLSS Holdings.
(3)	Projected net settlements on the swaps for the next twelve months total approximately $1,232 of payments to the counterparties.

The following table summarizes our use of derivatives during the nine months ended September 30, 2012:

	Interest Rate Cap	Foreign Exchange Forwards	Interest Rate Swaps
Notional balance at December 31, 2011	$1,600,000	$46,200	$1,393,685
Maturities	—	—	(262,351)
Terminations	—	(46,200)	—
Notional balance at September 30, 2012	$1,600,000	$—	$1,131,334

Fair value of derivative assets (liabilities) at (1):
September 30, 2012	$2,016	$—	$(18,110)
December 31, 2011	$3,600	$(5,785)	$(14,491)

Maturity	May 2014		July 2013 to January 2015

(1)	Derivatives are reported at fair value in Receivables or Other liabilities.

Other income (expense), net, includes the following related to derivative financial instruments:

	Three months		Nine months
	2012	2011	2012	2011
Gains (losses) on non-hedging derivatives (1)	$1,397	$(2,558)	$6,645	$(2,675)
Ineffectiveness of cash flow hedges	47	(164)	46	(1,296)
Write-off of losses in AOCL for a discontinued hedge (2)	(3,089)	(772)	(4,633)	(772)
Write-off of losses in AOCL for the hedge of a financing facility assumed by HLSS (See Note 4)	—	—	(5,958)	—
	$(1,645)	$(3,494)	$(3,900)	$(4,743)

(1)	Includes a gain of $3,359 in the first quarter of 2012 from the termination of foreign exchange forward contracts.
(2)	Includes the write off of the remaining $2,317 of unamortized losses in September 2012 when the borrowing under the related advance financing facility was repaid in full, and the facility was terminated.

Included in AOCL at September 30, 2012 and December 31, 2011, respectively, were $10,156 and $12,114 of deferred unrealized losses, before taxes of $3,669 and $4,354, respectively, on the interest rate swaps that we designated as cash flow hedges.

Note 16 SERVICING AND SUBSERVICING FEES

The following table presents the principal components of servicing and subservicing fees for the periods ended September 30:

	Three months		Nine months
	2012	2011	2012	2011
Loan servicing and subservicing fees	$160,118	$82,618	$422,091	$232,359
Late charges	16,370	9,536	52,891	24,771
Home Affordable Modification Program (HAMP) fees	21,687	11,013	55,761	28,304
Loan collection fees	4,102	2,772	11,271	7,689
Custodial accounts (float earnings)	942	560	2,393	1,632
Other	19,792	6,112	34,046	16,198
	$223,011	$112,611	$578,453	$310,953

Note 17 INTEREST EXPENSE

The following table presents the components of interest expense for the periods ended September 30:

	Three months		Nine months
	2012	2011	2012	2011
Match funded liabilities	$32,359	$21,989	$99,394	$60,943
Secured borrowings – owed to securitization investors	203	153	580	545
Lines of credit and other secured borrowings (1)	24,877	4,044	60,160	21,308
Debt securities:
3.25% Convertible Notes	—	459	153	1,376
10.875% Capital Trust Securities	473	710	1,894	2,130
Escrow deposits	505	303	1,479	712
	$58,417	$27,658	$163,660	$87,014

(1)	Includes interest expense of $14,017 and $27,553 for the three and nine months ending September 30, 2012, respectively, on the financing liability arising from the sales of Rights to MSRs to HLSS that were accounted for as financings. See Note 4 and Note 12 for additional information regarding these sales and the financing liability.

Note 18 Basic and Diluted Earnings per Share

The following is a reconciliation of the calculation of basic EPS to diluted EPS for the periods ended September 30:

	Three months		Nine months
	2012	2011	2012	2011
Basic EPS:
Net income attributable to Ocwen Financial Corporation	$51,400	$20,228	$115,582	$68,680

Weighted average shares of common stock	134,928,486	101,016,777	133,483,354	100,908,473

Basic EPS	$0.38	$0.20	$0.87	$0.68

Diluted EPS:
Net income attributable to Ocwen Financial Corporation	$51,400	$20,228	$115,582	$68,680
Interest expense on Convertible Notes, net of tax (1)	—	301	98	904
Adjusted net income attributable to Ocwen Financial Corporation	$51,400	$20,529	$115,680	$69,584

Weighted average shares of common stock	134,928,486	101,016,777	133,483,354	100,908,473
Effect of dilutive elements:
Convertible Notes (1)	—	4,637,224	1,347,642	4,637,224
Stock options	3,769,099	2,619,443	3,468,156	2,522,284
Common stock awards	5,296	—	2,713	—
Dilutive weighted average shares of common stock	138,702,881	108,273,444	138,301,865	108,067,981

Diluted EPS	$0.37	$0.19	$0.84	$0.64

Stock options excluded from diluted EPS computation:
Anti-dilutive (2)	255,000	—	190,833	13,333
Market-based (3)	1,726,250	1,615,000	1,726,250	1,615,000

(1)	Prior to the redemption of the Convertible Notes in March 2012, we computed their effect on diluted EPS using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, were added back to net income. We assumed the conversion of the Convertible Notes into shares of common stock for purposes of computing diluted EPS unless the effect was anti-dilutive. As disclosed in Note 13, we issued 4,635,159 shares of common stock upon conversion of the Convertible Notes.
(2)	These options were anti-dilutive because their exercise price was greater than the average market price of our stock for the period.
(3)	Options that begin vesting upon the achievement of certain performance criteria related to OCN’s stock price and an annualized rate of return to investors.

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

Financial information for our segments is as follows:

	Servicing	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations

For the three months ended September 30, 2012

Revenue	$232,104	$873	$(277)	$232,700
Operating expenses (1)	88,743	4,162	(112)	92,793
Income (loss) from operations	143,361	(3,289)	(165)	139,907
Other income (expense), net:
Interest income	—	2,084	—	2,084
Interest expense (1)	(58,144)	(273)	—	(58,417)
Other	(963)	(2,030)	165	(2,828)
Other income (expense), net	(59,107)	(219)	165	(59,161)
Income (loss) before income taxes	$84,254	$(3,508)	$—	$80,746

For the three months ended September 30, 2011

Revenue	$122,863	$592	$(993)	$122,462
Operating expenses (1)	64,119	2,298	(767)	65,650
Income (loss) from operations	58,744	(1,706)	(226)	56,812
Other income (expense), net:
Interest income	28	2,158	—	2,186
Interest expense (1)	(27,618)	(40)	—	(27,658)
Other	1,592	(4,207)	226	(2,389)
Other income (expense), net	(25,998)	(2,089)	226	(27,861)
Income (loss) before income taxes	$32,746	$(3,795)	$—	$28,951

For the nine months ended September 30, 2012
Revenue	$606,707	$2,736	$(812)	$608,631
Operating expenses (1)	252,560	12,659	(391)	264,828
Income (loss) from operations	354,147	(9,923)	(421)	343,803
Other income (expense), net:
Interest income	—	6,434	—	6,434
Interest expense (1)	(162,810)	(850)	—	(163,660)
Other	(204)	(5,765)	421	(5,548)
Other income (expense), net	(163,014)	(181)	421	(162,774)
Income (loss) before income taxes	$191,133	$(10,104)	$—	$181,029

For the nine months ended September 30, 2011
Revenue	$339,224	$1,698	$(1,617)	$339,305
Operating expenses (1)	144,700	5,498	(1,095)	149,103
Income (loss) from operations	194,524	(3,800)	(522)	190,202
Other income (expense), net:
Interest income	110	6,534	—	6,644
Interest expense (1)	(86,870)	(144)	—	(87,014)
Other	2,653	(8,531)	522	(5,356)
Other expense, net	(84,107)	(2,141)	522	(85,726)
Income (loss) before income taxes	$110,417	$(5,941)	$—	$104,476

Total Assets
September 30, 2012	$3,611,768	$544,248	$—	$4,156,016
December 31, 2011	$4,301,371	$426,653	$—	$4,728,024
September 30, 2011	$4,437,978	$450,064	$—	$4,888,042

(1)	Depreciation and amortization expense are as follows:

	Servicing	Corporate Items and Other	Business Segments Consolidated
For the three months ended September 30, 2012:
Depreciation expense	$395	$1,564	$1,959
Amortization of MSRs	20,150	—	20,150
Amortization of debt discount	1,199	—	1,199
Amortization of debt issuance costs – senior secured term loan	1,207	—	1,207

For the three months ended September 30, 2011:
Depreciation expense	$661	$426	$1,087
Amortization of MSRs	11,210	—	11,210
Amortization of debt discount	758	—	758
Amortization of debt issuance costs – senior secured term loan	284	—	284

For the nine months ended September 30, 2012:
Depreciation expense	$1,069	$2,827	$3,896
Amortization of MSRs	53,561	—	53,561
Amortization of debt discount	2,679	—	2,679
Amortization of debt issuance costs – senior secured term loan	3,050	—	3,050

For the nine months ended September 30, 2011:
Depreciation expense	$711	$1,263	$1,974
Amortization of MSRs	30,059	—	30,059
Amortization of debt discount	8,101	—	8,101
Amortization of debt issuance costs – senior secured term loan	8,888	—	8,888

Note 20 Related Party Transactions

For purposes of governing certain of the ongoing relationships between Ocwen and Altisource after the spin-off on August 10, 2009, and to provide for an orderly transition to two independent companies, we entered into certain agreements with Altisource. Under the Transition Services Agreement, the companies provide to each other services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, tax matters, risk management, law, strategic planning, compliance and other areas. The Transition Services Agreement was amended on August 10, 2011, in order to extend the initial twenty-four month term for an additional twelve months. On August 10, 2012, OMS entered into a Support Services Agreement with Altisource setting forth certain services OMS and Altisource will provide to each other, which are similar to the services the parties provided to each other pursuant to the Transition Services Agreement. The Support Services Agreement has an initial term of five years.

Altisource also provides certain technology products and support services to Ocwen under the Technology Products Services Agreement which has an initial term of eight years from the spin-off date. In addition, under the Data Access and Services Agreement entered into in the third quarter of 2011, Ocwen has agreed to make available to Altisource certain data from Ocwen’s servicing portfolio in exchange for a per asset fee.

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

Ocwen’s Chairman of the Board of Directors, William C. Erbey, also serves as Chairman of the Board for both Altisource and HLSS. As a result, he has obligations to Ocwen as well as to Altisource and HLSS. Mr. Erbey currently owns approximately 13% of the common stock of Ocwen, approximately 23% of the common stock of Altisource and approximately 3% of the common stock of HLSS.

Mr. Erbey has relocated to St. Croix, USVI to serve as Chairman and CEO of OMS. On August 21, 2012, the Ocwen Board of Directors approved Ocwen’s purchase of Mr. Erbey’s residence in Atlanta, Georgia, for his cost-basis in the home of $6,477. Ocwen also incurred approximately $24 of related transaction costs. The transaction is consistent with Ocwen’s standard senior executive relocation policy and practice. We have classified our investment in this property as real estate held for sale, a component of Other assets. We account for the excess of cost over fair value (less costs to sell) as a valuation allowance and include changes in the valuation allowance in Loss on loans held for resale, net.

Also on August 21, 2012, the Compensation Committee of Ocwen’s Board of Directors approved the grant of options to purchase 2,000,000 shares of OCN’s common stock to Mr. Erbey under the 2007 Equity Incentive Plan. The stock options have a contractual term of ten years. The exercise price of $24.38 is equal to the closing price of OCN’s stock on the day of the Compensation Committee’s approval. The vesting schedule for these options has a time-based component in which 25% or 500,000 of the options vest in equal increments over four years. The vesting schedule also has a market performance-based component in which up to 75% or 1,500,000 of the options will vest in four equal annual increments commencing upon the achievement of certain performance criteria related to OCN’s stock price and the annualized rate of return to investors. Upon meeting the market performance criteria, one-fourth of the market performance-based options immediately vest. Thereafter, one-fourth of these options vests on each of the three consecutive anniversaries of the initial vesting. Two-thirds or 1,000,000 of the market performance-based options begin to vest if the stock price realizes a compounded annual gain of at least 20% over the exercise price, so long as the stock price is at least double the exercise price. The remaining third or 500,000 of the market performance-based options begin to vest if the stock price realizes a 25% gain, so long as it is at least triple the exercise price.

Compensation expense related to this option grant totaled $331 for the third quarter of 2012 and was measured based on the grant-date fair value of the options. The fair value of the time-based options was determined using the Black-Scholes options pricing model. A lattice (binomial) model was used to determine the fair value of the market-based options.

Ocwen and Altisource also each hold a 49% equity interest in Correspondent One, a company that facilitates the purchase of conforming and government-guaranteed residential mortgages from approved mortgage originators and resells the mortgages to secondary market investors.

The following table summarizes our transactions with related parties for the periods ended September 30, and amounts receivable from or payable to related parties:

	Three months		Nine months
	2012	2011	2012	2011
Revenues and Expenses:
Altisource:
Revenues	$4,156	$3,426	$12,229	$8,806
Expenses	6,826	5,756	20,537	16,148
HLSS:
Revenues	$125	$—	$165	$—
Expenses	780	—	1,773	—

	September 30, 2012	December 31, 2011
Net Receivable (Payable)
Altisource	$(863)	$(1,965)
HLSS	23,581	—
	$22,718	$(1,965)

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

In April 2012, the CFPB announced that it was considering new rules under the Dodd-Frank Act that would require mortgage servicers to (i) warn borrowers before any interest rate adjustments on their mortgages and provide alternatives for borrowers to consider, (ii) provide monthly mortgage statements that explicitly breakdown principal, interest, fees, escrow and due dates, (iii) provide options for avoiding lender-placed, or “forced-placed” insurance, (iv) provide early outreach to borrowers in danger of default regarding options to avoid foreclosure, (v) provide that payments be credited to borrower accounts the day they are received, (vi) require borrower account records be kept current, (vii) provide increased accessibility to servicing staff and records for borrowers and (viii) investigate errors within 30 days and improve staff accessibility to consumers, among other things. On August 9, 2012, the CFPB released its proposed rules for comment. Mortgage servicers and the public had 60 days, until October 9, 2012, to review and provide comments on the proposed rules. The CFPB is expected to issue final rules in January 2013. The final rules could cause us to modify servicing processes and procedures and to incur additional costs in connection therewith.

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

Note 22 Commitments and Contingencies

Litigation Contingencies

In September 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc. (ABFS) brought an action against multiple defendants, including Ocwen, in Bankruptcy Court. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by Ocwen of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. The Trustee filed an amended complaint in March 2007 alleging various claims against Ocwen including turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. In April 2008, Ocwen filed an answer denying all charges and a counterclaim for breach of contract, fraud, negligent misrepresentation and indemnification in connection with the MSR purchase transaction. On August 30, 2012, the Bankruptcy Court entered an order granting Ocwen’s motion for partial summary judgment and denying the Trustee’s motion for partial summary judgment. This order effectively rejects the bulk of the Trustee’s damage claims against Ocwen. In light of this order, the parties are engaged in settlement discussions toward a final resolution of this matter. We expect such a settlement, if entered into, would not have a material effect on our financial condition, results of operations or cash flows. Any such settlement would be subject to a definitive written agreement by the parties and approval by the Bankruptcy Court. We believe that the Trustee’s allegations against Ocwen are without merit and, if a settlement is not reached, intend to continue to vigorously defend against this matter.

We are subject to various other pending legal proceedings, including those subject to loss sharing provisions of the Litton Acquisition and the Saxon MSR Transaction. In our opinion, the resolution of those proceedings will not have a material effect on our financial condition, results of operations or cash flows.

Tax Matters

India tax authorities issued income tax assessment orders with respect to assessment years 2006 - 2007 and 2007 - 2008. The proposed adjustments would impose upon OFSPL additional tax and interest of INR 156,718 ($2,974), and penalties may be assessed. Ocwen and OFSPL intend to vigorously contest the assessments and do not believe they have violated any statutory provision or rule. OFSPL has submitted appeals in both cases to the India Income Tax Appellate Tribunal and petitioned for Competent Authority assistance under the Mutual Agreement Procedures of the U.S./India income tax treaty. OFSPL has furnished bank guarantees of INR 205,473 ($3,899) related to transfer pricing matters, paid INR 7,647 ($145) towards non-transfer pricing issues and obtained abeyance on the demand of INR 4,376 ($83) relating to non-transfer pricing matters. Due to uncertainties inherent in the appeals processes, Ocwen and OFSPL cannot currently estimate any additional exposure beyond the amount currently assessed and cannot predict when these tax matters will be resolved. Competent Authority relief should preserve Ocwen’s right to offset any potential increase in India tax against Ocwen’s U.S. taxes.

Regulatory Contingencies

We are subject to a number of pending federal and state regulatory investigations, examinations, inquiries, requests for information and/or other actions. In July 2010, OLS received two subpoenas from the Federal Housing Finance Agency as conservator for Freddie Mac and Fannie Mae in connection with ten private label mortgage securitization transactions where Freddie Mac and Fannie Mae have invested. The transactions include mortgage loans serviced but not originated by OLS or its affiliates. On November 24, 2010, OLS received a Civil Investigative Demand (CID) from the FTC requesting documents and information regarding various servicing activities. On June 6, 2012, the FTC notified OLS that it had referred this CID to the CFPB. On November 7, 2011, OLS received a CID from the Attorney General’s Office of the Commonwealth of Massachusetts requesting documents and information regarding certain foreclosures executed in Massachusetts. On January 18, 2012, OLS received a subpoena from the New York Department of Financial Services requesting documents regarding OLS’ policies, procedures and practices regarding lender placed or “force placed” insurance which is required to be provided for borrowers who allow their hazard insurance policies to lapse. On August 13, 2012, OLS received a request from the Multi-State Mortgage Committee of the Conference of State Bank Supervisors (MMC) to provide information and data relating to our loan servicing portfolio, including loan count and volume data, loan modifications, fees assessed, delinquencies, short sales, loan-to-value data and rating agency reports. The MMC also requested that we indicate our position on behalf of OLS and Litton on the servicing standards and consumer relief provisions contained in the National Mortgage Settlement recently executed by five large bank servicers.

We are cooperating with each of the agencies involved in the foregoing actions. Specifically in response to the MMC request, we indicated our intention to implement the servicing standards set out in the National Mortgage Settlement with certain caveats but further pointed out that we do not believe that consumer relief is warranted. One or more of the foregoing regulatory actions or similar actions in the future could cause us to incur fines or penalties and/or incur additional costs related to our servicing operations.

In addition to these matters, Ocwen receives periodic inquires, both formal and informal in nature, from various state and federal agencies as part of those agencies’ oversight of the mortgage servicing sector. Such ongoing inquiries, including those into servicer foreclosure processes, could result in additional actions by state or federal governmental bodies, regulators or the courts that could result in an extension of foreclosure timelines, which may be applicable generally to the servicing industry or to us in particular. In addition, a number of our match funded advance facilities contain provisions that limit the eligibility of advances to be financed based on the length of time that advances are outstanding, and two of our match funded advance facilities have provisions that limit new borrowings if average foreclosure timelines extend beyond a certain time period, either of which, if such provisions applied, could adversely affect liquidity by reducing our average effective advance rate. Increases in the amount of advances and the length of time to recover advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for advances would lead to increased borrowings, reduced cash and higher interest expense which could negatively impact our liquidity and profitability.

Ocwen has been a party to loan sales and securitizations dating back to the 1990s. The majority of securities issued in these transactions has been retired and are not subject to put-back risk. There is one remaining securitization with an original UPB of approximately $200,000 where Ocwen provided representations and warranties and the loans were originated in the last decade. Ocwen performed due diligence on each of the loans included in this securitization. The outstanding UPB of this securitization was $41,984 at September 30, 2012, and the outstanding balance of the notes was $41,885. Ocwen is not aware of any inquiries or claims regarding loan put-backs for any transaction where we made representations and warranties. We do not expect loan put-backs to result in any material change to our financial position, operating results or liquidity.

Note 23 Subsequent eventS

Related Party Contracts

On October 1, 2012, OMS entered into agreements with Altisource, pursuant to which Altisource will provide certain services to OMS in areas that include technology products and support, data center and disaster recovery and intellectual property. OMS and Altisource also executed an amendment to the Support Services Agreement entered into by OMS and Altisource on August 10, 2012 which adds business development services to the list of services to be provided pursuant to the agreement. See Note 20 for additional information regarding this agreement.

Also on October 1, 2012, Ocwen entered into amendments to its existing services agreements with Altisource to extend the terms through August 31, 2020. See Note 20 for additional information regarding these agreements.

Homeward Acquisition

On October 3, 2012, Ocwen entered into a merger agreement between O&H Acquisition Corp., a wholly-owned subsidiary of Ocwen (the Merger Sub), Homeward Residential Holdings, Inc. (Homeward) and private equity firm WL Ross & Co. LLC. Pursuant to the merger agreement, the Merger Sub will merge with and into Homeward, with Homeward as the surviving entity (the Merger). Upon consummation of the Merger, Homeward will continue its existence as a wholly owned subsidiary of Ocwen. In the Merger, Ocwen will acquire approximately $77 billion in UPB of MSRs as well as Homeward’s existing origination platform and certain other ancillary businesses.

As consideration for the Merger, Ocwen will pay $243 million plus the book value amount of Homeward and its subsidiaries as of the closing date of the Merger, for an anticipated aggregate purchase price of approximately $750 million. Of this amount, approximately $588 million will be paid in cash and $162 million will be paid in Series A Preferred Shares of Ocwen that will pay a dividend of 3.75% per annum on a quarterly basis (the Preferred Shares). Each Preferred Share, together with any accrued and unpaid dividends, may be converted at the option of the holder at a conversion price equal to 110% of the lower of (a) $28.90 and (b) the volume-weighted sales price of Ocwen common stock for the thirty trading days prior to the closing date of the Merger. The holders of Preferred Shares will also receive registration rights for the Preferred Shares and the shares of common stock issuable upon conversion. Ocwen may redeem the Preferred Shares commencing on the second anniversary of the closing date of the Merger. In addition to the issuance of the Preferred Shares, Ocwen plans to finance the Merger primarily with a combination of cash on-hand, cash generated through operations and available credit.

Each of Homeward and Ocwen has made various representations, warranties and covenants in the Merger Agreement. Homeward has agreed, among other things, to conduct its business in the ordinary course consistent with past custom and practice during the period prior to the consummation of the Merger. Ocwen has agreed, among other things, to have sufficient financing to consummate the Merger, including the full amount of the purchase price and related fees and expenses.

After the closing, Homeward’s shareholders and Ocwen will be entitled to certain indemnification rights. Additionally, Homeward’s shareholders and Ocwen have agreed to share pre-closing losses, fines and penalties that may arise out of certain of Homeward’s pre-closing activities. $75 million of the purchase price will be placed in escrow for 21 months following the closing date to fund any such loss sharing payments and certain other indemnification payments that may become owed to Ocwen.

The Merger Agreement contains specified termination rights for the parties. Among other circumstances, the Merger Agreement may be terminated by either Homeward or Ocwen if the closing has not occurred by December 31, 2012 (the Termination Date); provided, that if certain requisite regulatory approvals are not obtained by such date, the Termination Date may be extended until March 31, 2013. The consummation of the Merger is subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, receipt of certain other requisite regulatory approvals or consents and other customary closing conditions for a transaction of this type. Each party has the right to require the other party’s specific performance to close the Merger (provided all conditions are satisfied). If the Merger Agreement is terminated and a party breached the Merger Agreement, the other party’s damages for such breach may not exceed $50 million.

The Merger is expected to close in December 2012.

ResCap Asset Purchase

On October 24, 2012, Ocwen Loan Servicing, LLC and Walter Investment Management Corp. were jointly awarded the highest and best bid for the mortgage servicing and origination platform assets of Residential Capital, LLC (ResCap), a wholly-owned subsidiary of Ally Financial Inc., in a bankruptcy court sponsored auction. The bid, with a purchase price of $3 billion, is subject to definitive documentation and Bankruptcy Court approval.

Ocwen’s portion of the purchase price is approximately $2.46 billion of which $0.83 billion is for MSRs, master servicing contracts and subservicing contracts, and $1.63 billion is principally for advances acquired at a discount from their par value of $1.72 billion. Ocwen will add to its servicing portfolio loans with $203.7 billion of UPB at August 31, 2012 including $126.6 billion through the acquisition of MSRs, $31 billion through subservicing contracts and $46 billion through master servicing contracts.

The transaction is subject to the completion of definitive acquisition documents which are expected to provide representations, warranties and covenants that are customary for a transaction of this nature, as well retained liabilities provisions relating to certain pre-closing liabilities. The sale approval hearing before the Bankruptcy Court is set for November 19, 2012. We do not anticipate the need to raise any additional equity capital to close the transaction.

Genworth Acquisition

On October 26, 2012, Ocwen and Genworth Financial, Inc. (NYSE: GNW) entered into an agreement whereby Ocwen will acquire Genworth Financial Home Equity Access, Inc. for approximately $22 million in cash. The company, which will be renamed Liberty Home Equity Solutions, Inc. is the number one reverse mortgage originator based on September 2012 industry data with strong positions in both retail and wholesale originations. The acquisition is expected to close in the first quarter of 2013.

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

Ocwen is an established industry leader in cost of servicing, ability to manage delinquencies and advances and funding efficiency. Nevertheless, Ocwen has initiatives aimed at improving capabilities across all factors.

For accessing new servicing business, we continue to follow a four-pronged strategy:

1.	Acquisition of existing servicing platforms or mortgage servicing rights;
2.	Subservicing and special servicing opportunities;
3.	Flow servicing and co-issue; and
4.	New servicing segments.

As a result of the Litton Acquisition, which closed on September 1, 2011, Ocwen’s servicing UPB grew by approximately $38.6 billion making it the 12th largest mortgage loan servicer in the U. S. Together with other acquisitions, we added a total of 259,788 loans with a UPB of $41.3 billion to our residential servicing portfolio in 2011. Through the first nine months of 2012, we have added an additional 191,997 loans with a UPB of $38.4 billion as follows:

•	On April 2nd, we deployed $464,215 of capital to complete the Saxon MSR Transaction for the rights to service approximately 132,000 securitized agency and non-agency residential loans with a UPB of $22.2 billion, of which approximately 58,100 loans with a UPB of approximately $9.9 billion we had previously subserviced. We borrowed $825,961 under two new two-year servicing advance facilities to finance the approximately $1.2 billion of associated servicing advances.
•	Also on April 2nd, we deployed $151,154 of capital to complete the JPMCB MSR Transaction which included servicing rights for certain third party private securitizations in which neither JPMCB nor any of its affiliated entities were issuers or loan sellers. The acquisition relates to approximately 41,200 non-prime residential loans with a UPB of $8.1 billion. We borrowed $418,764 under an existing advance facility to finance the $557,184 of acquired servicing advances.
•	On May 31st, we completed the acquisition of MSRs from Aurora on a portfolio of approximately 3,300 small-balance commercial mortgage loans with a total UPB of $1.8 billion for $53,095, including $52,911 for servicing advances.
•	On May 31st, we completed the boarding of approximately 6,300 non-performing loans with a UPB of $1.9 billion under a subservicing contract with a large bank. We boarded approximately 4,400 additional non-performing loans with a UPB of $1.1 billion in August and approximately 8,800 additional loans with a UPB of $2.5 billion in September.
•	On June 11th, we completed the purchase of residential MSRs from BANA on a portfolio of approximately 51,000 residential mortgage loans with a UPB of approximately $10.1 billion owned by Freddie Mac. We entered into a new two-year advance facility to finance a portion of the acquired advances. In addition, we issued a new promissory note to finance the acquired MSRs.
•	On July 2 and 16, 2012, we purchased $316 million UPB (approximately 1,700 loans) of Fannie Mae and Freddie Mac MSRs.
•	On September 4, 2012, we purchased an additional $2.2 billion UPB (approximately 7,100 loans) of Fannie Mae MSRs. We boarded these loans on October 1, 2012.

In addition to the servicing acquisitions completed through the first nine months of 2012, we entered into the following transactions which we believe will significantly advance our planned strategic growth initiatives to add high return servicing assets to our residential servicing portfolio:

•	On October 3, 2012, through a merger agreement entered into between Ocwen’s wholly-owned subsidiary O&H Acquisition Corp., Homeward Residential Holdings, Inc. (Homeward) and private equity firm WL Ross & Co. LLC., Ocwen will acquire approximately $77 billion in UPB of MSRs (approximately 422,000 loans) as well as Homeward’s existing origination platform and certain other ancillary businesses. In addition to providing organic growth, the origination platform will further our ability to work with existing borrowers on refinancing opportunities. The merger is expected to close in December 2012.

•	On October 24, 2012, Ocwen Loan Servicing, LLC and Walter Investment Management Corp. were jointly awarded the highest and best bid for the mortgage servicing and origination platform assets of Residential Capital, LLC (ResCap). The bid, with a purchase price of $3 billion, is subject to definitive documentation and Bankruptcy Court approval. The sale approval hearing before the Bankruptcy Court is set for November 19, 2012.

Ocwen’s portion of the purchase price is approximately $2.46 billion of which $0.83 billion is for MSRs, master servicing contracts and subservicing contracts, and $1.63 billion is principally for advances acquired at a discount from their par value of $1.72 billion. Ocwen will add to its servicing portfolio loans with $203.7 billion of UPB at August 31, 2012 including $126.6 billion through the acquisition of MSRs, $31 billion through subservicing contracts and $46 billion through master servicing contracts. These amounts exclude approximately $120 billion of subservicing for Ally Bank that will likely be sold prior to closing. We do not anticipate the need to raise any additional equity capital to close the transaction.

We expect that other non-prime and prime servicing platforms and servicing portfolios will come to market in the next several months. We are currently tracking potential deals with total UPB in excess of $350 billion. We believe that up to $1 trillion of servicing and subservicing could come to market in the next 2 to 3 years. To the extent that we find these opportunities to be attractive, we believe that we can compete given our low cost, high quality servicing platform. Our technology also provides us a unique ability to quickly scale our servicing operations to handle acquired loan portfolios.

The acquisitions of Homeward and ResCap will bolster Ocwen’s infrastructure, management and staff. These acquisitions should also expand capabilities in areas such as GNMA servicing and master servicing. These platforms further support expansion in our US-based operations, which has seen demand growth from customers that require components of their subservicing to be performed onshore.

We also expect to continue to pursue subservicing and special servicing transactions. As disclosed above, we have recently completed two subservicing transfers with one large bank, adding approximately 13,200 loans in August and September. We have also been working closely with a second large bank on subservicing arrangements. The recently announced Federal-State servicing agreement with the five largest mortgage servicers and potential additional settlements may result in additional business opportunities for Ocwen as large servicers seek to meet their principal reduction modification commitments.

Regarding flow servicing, Correspondent One purchased approximately $57.3 million of conventional Federal Housing Administration (FHA) loans from members of Lenders One in the first nine months of 2012. Over time, we expect that this joint venture with Altisource (each holds 49% equity interest in the entity) will be able to use its relationship with Lenders One (which generated approximately 8% of new loans originated in the United States in 2011) to substantially grow its volume. Correspondent One has seen significant, positive environmental changes in the correspondent lending market. There has been a contraction in correspondent lending, and the price paid for agency mortgage servicing rights has significantly declined. At the reduced prices, we believe that it is attractive to retain servicing on loans closed by Correspondent One.

In July 2012, Ocwen launched its co-issue business. Under these arrangements, Ocwen sets up forward agreements to purchase servicing on newly originated loans. The originator sells the loans to a GSE or issues a GNMA security and simultaneously transfers servicing to Ocwen.

The acquisition of Homeward’s origination platform accelerates this strategy of building correspondent-lending and flow-servicing acquisition capabilities. We expect to fold our Correspondent One efforts into the Homeward origination business that has been generating approximately $800 million per month in new originations.

On October 26, 2012, Ocwen and Genworth Financial, Inc. entered into an agreement whereby Ocwen will acquire Genworth Financial Home Equity Access, Inc. for approximately $22 million in cash. The company, which will be renamed Liberty Home Equity Solutions, Inc., is the number one reverse mortgage originator based on industry data for September 2012 with strong positions in both retail and wholesale originations. The acquisition is expected to close in the first quarter of 2013.

In 2012, we will continue to roll out new initiatives designed to reduce our cost of servicing, to improve customer service and our ability to manage delinquencies and advances and to increase our capacity while meeting evolving servicing practices and regulatory requirements. For example, we have technology initiatives that will further strengthen our industry-leading position by enhancing our ability to optimize offers to borrowers while reducing our cost to service. We also continue to develop new programs, such as our highly-regarded “Shared Appreciation Modification” (SAM) which incorporates principal reductions and lower payments for borrowers while providing a net present value positive loss mitigation outcome for investors, including the ability to recoup losses if property values increase over time. This unique program has been expanded in the first nine months of 2012 to include all but one state, and we hope to offer it nationally by year-end.

Inquiries into servicer foreclosure practices by state or federal government bodies, regulators or courts are continuing and bring the possibility of adverse regulatory actions, including extending foreclosure timelines. Foreclosure delays slow the recovery of deferred servicing fees and advances. In 2011, foreclosure timelines increased by 133 days in judicial foreclosure states and 32 days in traditional non-judicial foreclosure states as compared to 2010 averages. In the first nine months of 2012, foreclosure timelines have increased by an additional 112 days in judicial foreclosure states and 31 days in traditional non-judicial foreclosure states as compared to the 2011 averages. Despite this timeline extension, the 90+ non-performing delinquency rate on the Ocwen portfolio as a percentage of UPB has declined from 27.9% at December 31, 2011 to 23.6% at September 30, 2012. This improvement occurred as modifications, especially on the Litton portfolio, have driven down delinquency rates and obviated foreclosure. Also, fewer loans have entered delinquency, as early intervention loss mitigation has improved.

We also implemented a strategic initiative through our relationship with HLSS that has already reduced the amount of capital that we require. HLSS acquires and holds MSRs and related servicing advances in a more efficient manner than is currently feasible for Ocwen. HLSS’s successful follow-on equity raise in September suggests that we should ultimately achieve our goal of making Ocwen an “asset-light” business. In October, HLSS issued an asset-backed security deal that reduced advance funding costs by almost 130 bps while extending tenor. We believe that this will ultimately improve Ocwens’s funding efficiency.

As disclosed in Note 4 to the Interim Consolidated Financial Statements, on March 5, 2012, Ocwen completed the sale to HLSS Holdings of the Rights to MSRs related to serviced loans with a UPB of approximately $15.2 billion. HLSS Holdings also assumed the related match funded liabilities. These assets were acquired in the HomEq Acquisition. OLS also entered into a subservicing agreement with HLSS Holdings on February 10, 2012 under which it will subservice the MSRs after legal ownership of the MSRs has been transferred to HLSS Holdings. As also disclosed in Note 4, Ocwen has since completed four additional “flow” sales (including three during the third quarter) to HLSS Holdings of Rights to MSRs for approximately $32.8 billion of UPB and related servicing advances. Unlike the initial sale, HLSS did not acquire the financing SPE that held the advances or assume any of the related match funded liabilities. Together, these transactions are referred to as the HLSS Transactions.

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

The effects on Ocwen of the HLSS Transactions include the following:

•	Ocwen’s liquidity and cash flows improved as the sales resulted in net cash proceeds to Ocwen of $1,344,848, of which $731,846 was used to repay match funded liabilities and $143,432 was used to reduce the balance on the senior secured term loan that Ocwen entered into on September 1, 2011 as required under the terms of the related loan agreement.
•	Ocwen’s match funded liabilities decreased, as HLSS Holdings assumed the HomEq Servicing advance facility from Ocwen in the initial sale and Ocwen used a portion of the proceeds from the subsequent flow sales to repay the match funded debt related to the sold advances. As disclosed in Note 4 and Note 11, upon assumption of the advance facility debt by HLSS Holdings in the initial sale, Ocwen terminated the interest rate swap hedging relationship for accounting purposes and recognized in earnings $5,958 of hedge losses that had been included in AOCL.
•	As described above, Ocwen has initially sold Rights to MSRs to HLSS Holdings. While the sale of the Rights to MSRs to HLSS Holdings will achieve an economic result for Ocwen substantially identical to a sale of the MSRs, Ocwen is accounting for the transaction as a financing until the required third party consents are obtained and legal ownership of the MSRs transfers to HLSS Holdings. As a result, the MSRs remain on our balance sheet and continue to be amortized, and we have recognized a financing liability. The amount of servicing revenues recognized is unchanged as a result of the HLSS Transactions. HLSS purchased the Rights to MSRs for $17,685 more than Ocwen’s carrying value at the date of sale. This amount will be realized over time as the MSRs amortize.
•	Interest expense increased as the interest on the portion of the sales proceeds accounted for as a financing is greater than the interest on the HomEq Servicing advance facility transferred to HLSS in the initial sale and on the match funded liabilities repaid with proceeds from the subsequent sales principally because Ocwen is also compensating HLSS for the cost of capital used to fund the transactions.

•	Ocwen has lower capital requirements since HLSS Holdings is acquiring not only the Rights to MSRs but also the servicer advances related to the Rights to MSRs and assuming responsibility for funding servicer advances in the future.
•	Over time, Ocwen expects that the reduction in the equity required to run its Servicing business will be greater than the reduction in net income, thus improving the return on equity of its Servicing business.

See Note 20 for information regarding an agreement between Ocwen and HLSS Management to provide each other with certain professional services for a fee.

As noted in Note 1 to the Interim Consolidated Financial Statements, on February 27, 2012, we formed Ocwen Mortgage Servicing, Inc. (OMS) under the laws of the United States Virgin Islands (USVI). OMS is a wholly-owned subsidiary of OCN and has its principal place of business in St. Croix, USVI. OMS was created as part of an initiative to consolidate the ownership and management of all of our global servicing assets and operations under a single entity and cost-effectively expand our United States-based servicing activities. OMS is located in a federally-recognized economic development zone where qualified entities are eligible for certain benefits. On August 1, 2012, we were officially advised that OMS was approved as a “Category IIA service business” and is therefore entitled to receive such benefits. Among other benefits, this will have a favorable impact on our effective tax rate. On September 26, 2012, OMS submitted a regulatory filing in the USVI designating October 1, 2012, as the effective date for the commencement of benefits.

Operations Summary

Our consolidated operating results for the first nine months of 2012 have been significantly impacted by the Litton Acquisition which closed on September 1, 2011 and the three residential MSR acquisitions that closed during the second quarter of 2012. The operating results of the Litton Loan Servicing business are included in the Servicing segment since the acquisition date.

The following table summarizes our consolidated operating results for the three and nine months ended September 30, 2012 and 2011. We have provided a more complete discussion of operating results by line of business in the Segment Results and Financial Condition section.

	Three months			Nine months
	2012	2011	% Change	2012	2011	% Change
Consolidated:
Revenue	$232,700	$122,462	90%	$608,631	$339,305	79%
Operating expenses	92,793	65,650	41	264,828	149,103	78
Income from operations	139,907	56,812	146	343,803	190,202	81
Other expense, net	(59,161)	(27,861)	112	(162,774)	(85,726)	90
Income before income taxes	80,746	28,951	179	181,029	104,476	73
Income tax expense	29,346	8,730	236	65,447	35,808	83
Net income	51,400	20,221	154	115,582	68,668	68
Net income (loss) attributable to non-controlling interest	—	7	(100)	—	12	(100)
Net income attributable to Ocwen	$51,400	$20,228	154	$115,582	$68,680	68

Segment income (loss) before income taxes:
Servicing	$84,254	$32,746	157%	$191,133	$110,417	73%
Corporate items and other	(3,508)	(3,795)	(8)	(10,104)	(5,941)	70
	$80,746	$28,951	179	$181,029	$104,476	73

Three Months Ended September 2012 versus September 2011. Residential servicing and subservicing fees were higher than the third quarter of 2011 primarily as a result of the 60% growth in the average servicing portfolio and a 15% increase in completed modifications. The growth in the portfolio included approximately $34.2 billion added during the second quarter of 2012, principally as a result of the Saxon and JPMCB MSR transactions.

Operating expenses for the three months ended September 30, 2012 increased largely because of the effects of growth in the servicing portfolio which resulted in a substantial increase in staffing and higher amortization of MSRs. Newly acquired servicing portfolios typically have higher delinquencies upon boarding which raises costs relative to increases in UPB. This disproportionate increase in costs results because we incur our highest expenses up-front as we invest in loss mitigation resources and incur transaction-related costs. The increase in compensation and benefits from the increase in staffing was offset by nonrecurring expenses incurred in the third quarter of 2011 that were related to the operations of Litton Loan Servicing immediately after the Litton Acquisition. Technology and occupancy costs have increased as well, as we have added facilities and infrastructure to support the growth. The increase in servicing and origination expenses is primarily the result of a charge we recorded to establish a liability for compensatory fees based on performance against benchmarks for various metrics associated with the servicing of non-performing loans for GSEs. In spite of the increase in operating expenses, income from operations increased by $83,095, or 146%, in the three months ended September 30, 2012 as compared to 2011.

Other expense, net increased by $31,300 primarily due to a $30,759 increase in interest expense. Higher interest on the advance facility and senior secured term loan used to finance the Litton Acquisition, as well as interest on the borrowings to finance the MSR acquisitions that closed during the second quarter of 2012, were partially offset by a decline in interest expense on the HomEq advance facility transferred to HLSS in March 2012 and the senior secured term loan that was largely repaid during the first quarter of 2011.

Nine Months Ended September 2012 versus September 2011. Residential servicing fees were higher than the first nine months of 2011 as a result of the 53% growth in the average servicing portfolio.

Operating expenses for the nine months ended September 30, 2012 increased principally because of the effects of growth in the servicing portfolio. The increase in staffing during 2012 includes servicing personnel added during the first quarter to support the Saxon and JPMCB MSR transactions which closed on April 2, 2012. However, the effects of this increase in staffing were offset in part by the third quarter 2011 nonrecurring expenses associated with Litton Loan Servicing. Operating expenses for 2012 also include a charge of $4,779 incurred in the first quarter to establish a liability for the remaining lease payments on the former Litton facility that we vacated in March. We also incurred a fee of $3,689 in the first quarter of 2012 as a result of cancelling our planned $200,000 upsizing of the senior secured term loan facility. Nevertheless, income from operations increased by $153,601, or 81%, in the nine months ended September 30, 2012 as compared to 2011.

Other expense, net increased by $77,048 primarily due to a $76,646 increase in interest expense. Higher interest on borrowings related to the Litton Acquisition and the MSR acquisitions that closed during the second quarter of 2012 were partially offset by a decline in interest expense on borrowings related to the HomEq Acquisition.

Change in Financial Condition Summary

During the first nine months of 2012, our balance sheet was significantly impacted by the four MSR acquisitions which closed during the second quarter and the HLSS Transactions.

Total assets decreased by $572,008 or 12% during the first nine months of 2012 primarily due to an $823,635 decrease in total advances and a $52,813 decrease in other assets, offset by a $127,183 increase in MSRs, a $126,269 increase in cash and a $49,804 increase in receivables. Sales of advances to HLSS and collections of advances acquired as part of the Litton Acquisition more than offset the advances and MSRs acquired in connection with the servicing portfolios we purchased during the second and third quarters.

Total liabilities decreased by $751,911 or 22% during the first nine months of 2012 largely due to a $711,298 decline in match funded liabilities and a $82,554 decrease in debt securities, offset in part by a $28,070 increase in other liabilities and an $18,955 increase in lines of credit and other secured borrowings. Reductions in match funded liabilities as a result of the sale and transfer of advances to HLSS and the collection of advances acquired from Litton more than offset borrowings to fund the MSRs and advances acquired in the second quarter. Debt securities were reduced to zero as a result of converting the remaining principal balance of the 3.25% Convertible Notes and redeeming the 10.875% Capital Securities. Lines of credit and other secured borrowings increased as liabilities resulting from the sales of MSRs to HLSS accounted for as financings exceeded repayments on the senior secured loan (including required prepayments from the proceeds received from the HLSS Transactions).

Total stockholders’ equity increased by $179,903 during the first nine months of 2012 primarily due to net income of $115,582 and $56,410 of additional equity resulting from the conversion of the 3.25% Convertible Notes to 4,635,159 shares of common stock in March.

Liquidity Summary

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of September 30, 2012, as measured by cash and available credit, was $464,217, a decrease of $86,850, or 16%, from December 31, 2011. At September 30, 2012, our cash position was $270,503 compared to $144,234 at December 31, 2011. We had $193,714 of available credit on collateralized but unused advance financing capacity at September 30, 2012 compared to $406,833 at December 31, 2011. Available credit was reduced to zero in the first and second quarters of 2012 because we borrowed the maximum amount, given the available collateral, principally in order to support the MSR acquisitions that closed during the second quarter of 2012, including two that closed on April 2. In the third quarter, we used $875,278 of the proceeds from our sales to HLSS of Rights to MSRs and related advances to pay down our borrowing under the senior secured term loan and the advance financing facilities. We repaid in full the borrowings under two of our advance financing facilities and terminated these facilities in September 2012.

We regularly monitor and project cash flow to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on maintaining cash and unused borrowing capacity that is sufficient to meet the needs of the business.

At September 30, 2012, $989,938 of our maximum advance borrowing capacity remained unused. However, as noted above, the amount of collateral pledged to these facilities limit additional borrowing, and at the end of the quarter, only $193,714 of the unused borrowing capacity was readily available. We may utilize the unused borrowing capacity in the Servicing business in the future by pledging additional qualifying collateral to these facilities. In order to reduce fees charged by lenders (which we recognize as interest expense), we limit unused borrowing capacity to a level that we consider prudent relative to the current levels of advances and match funded advances and to our anticipated funding needs for reasonably foreseeable changes in advances.

Interest Rate Risk Summary

Interest rate risk is a function of (i) the timing of re-pricing and (ii) the dollar amount of assets and liabilities that re-price at various times. We are exposed to interest rate risk to the extent that our interest rate sensitive liabilities mature or re-price at different speeds, or on different bases, than interest-earning assets.

In executing our hedging strategy, we have attempted to neutralize the effect of increases in interest rates within a certain period on the interest paid on our variable rate debt. We determine our hedging needs based on the projected excess of variable rate debt over cash and float balances since the earnings on cash and float balances are a partial offset to our exposure to changes in interest expense. As of September 30, 2012, the notional amount of our outstanding swaps, excluding two forward swaps starting in June 2013, was greater than total outstanding variable rate debt excluding our senior secured term loan and net of cash and float balances. Our excess swap positions do not currently affect our application of hedge accounting because $595,669 of our swaps are not designated to any hedging relationship and our hedging relationships apply to advance funding facilities only and do not consider cash and float balances.

Our current hedging strategy principally focuses on variable rate advance and MSR financing debt. The interest rate on our variable rate senior secured term loan is not currently part of our hedging strategy because it is considered essentially fixed as interest is computed using a 1-Month LIBOR floor of 1.50% that is well above 1-Month LIBOR which averaged 0.24% during the first nine months of 2012. During the coming two years, our variable rate advance and MSR financing debt is projected to exceed the notional amount of our current swaps. This projection anticipates that the fixed-rate Litton advance facility which matures in September 2013 will be replaced by a variable-rate facility and is the reason that we executed the two forward-starting swaps. Future variances between the projected excess of variable rate debt over cash and float balances and actual results could result in our becoming over-hedged or under-hedged. See Note 15 to our Interim Consolidated Financial Statements for additional information regarding our use of derivatives.

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

SEGMENT RESULTS AND FINANCIAL CONDITION

For the Servicing segment and for Corporate Items and Other, the following section provides a discussion of the changes in financial condition during the nine months ended September 30, 2012 and a discussion of pre-tax results of operations for the three and nine months ended September 30, 2012 and 2011.

Servicing

The following table presents selected results of operations of our Servicing segment for the three and nine months ended September 30:

	Three months		Nine months
	2012	2011	2012	2011
Revenue
Servicing and subservicing fees:
Residential	$219,251	$111,880	$570,867	$308,451
Commercial	3,907	1,680	8,198	3,998
	223,158	113,560	579,065	312,449
Process management fees	8,931	9,215	27,587	26,151
Other	15	88	55	624
Total revenue	232,104	122,863	606,707	339,224

Operating expenses
Compensation and benefits	22,248	23,881	70,174	43,989
Amortization of servicing rights	20,150	11,210	53,561	30,059
Servicing and origination	9,808	1,951	18,905	5,115
Technology and communications	9,809	7,259	25,958	17,877
Professional services	2,947	4,165	13,166	8,018
Occupancy and equipment	10,199	5,899	32,840	12,826
Other operating expenses	13,582	9,754	37,956	26,816
Total operating expenses	88,743	64,119	252,560	144,700

Income from operations	143,361	58,744	354,147	194,524

Other income (expense)
Interest income	—	28	—	110
Interest expense	(58,144)	(27,618)	(162,810)	(86,870)
Gain on debt redemption	—	2,405	—	3,651
Other, net	(963)	(813)	(204)	(998)
Total other expense, net	(59,107)	(25,998)	(163,014)	(84,107)

Income before income taxes	$84,254	$32,746	$191,133	$110,417

The following table provides selected operating statistics at or for the three and nine months ended September 30:

	Three Months			Nine Months
	2012	2011	% Change	2012	2011	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$94,726,687	$74,156,557	28%	$94,726,687	$74,156,557	28%
Non-performing loans	26,639,871	25,213,527	6	26,639,871	25,213,527	6
Non-performing real estate	5,700,122	6,756,084	(16)	5,700,122	6,756,084	(16)
Total residential assets serviced (2)	$127,066,680	$106,126,168	20	$127,066,680	$106,126,168	20

Average residential assets serviced	$126,570,573	$78,960,593	60	$114,023,688	$74,596,127	53

Prepayment speed (average CPR)	14.3%	15.2%	(6)%	14.7%	14.5%	1%

Percent of total UPB:
Servicing portfolio	85.4%	75.9%	13%	85.4%	75.9%	13%
Subservicing portfolio	14.6	24.1	(39)	14.6	24.1	(39)
Non-performing residential assets serviced (3)	23.6%	28.7%	(18)	23.6%	28.7%	(18)

Number of:
Performing loans (1)	640,690	531,082	21%	640,690	531,082	21%
Non-performing loans	134,445	127,224	6	134,445	127,224	6
Non-performing real estate	30,292	34,348	(12)	30,292	34,348	(12)
Total number of residential assets serviced (2)	805,427	692,654	16	805,427	692,654	16

Average residential assets serviced	805,017	516,214	56	739,363	487,135	52
Percent of total number:
Servicing portfolio	86.5%	75.9%	14%	86.5%	75.9%	14%
Subservicing portfolio	13.5	24.1	(44)	13.5	24.1	(44)
Non-performing residential assets serviced (3)	18.6%	21.6%	(14)	18.6%	21.6%	(14)

Residential Servicing and Subservicing Fees
Loan servicing and subservicing	$157,330	$82,372	91%	$417,540	$231,414	80%
HAMP fees	21,610	11,013	96	55,684	28,304	97
Late charges	16,171	9,535	70	52,454	24,770	112
Loan collection fees	4,085	2,772	47	11,234	7,689	46
Custodial accounts (float earnings)	927	560	66	2,378	1,632	46
Other	19,128	5,628	240	32,443	14,642	122
	$219,251	$111,880	96	$571,733	$308,451	85

Number of Completed Modifications
HAMP	5,317	2,579	106%	13,270	9,492	40%
Non-HAMP	12,818	13,164	(3)	50,288	47,578	6
Total	18,135	15,743	15	63,558	57,070	11

Financing Costs
Average balance of advances and match funded advances	$4,122,294	$2,502,979	65%	$3,829,231	$2,027,344	89%
Average borrowings (4)	3,147,677	1,876,014	68	3,203,530	1,478,494	117
Interest expense on borrowings (4)(5)	43,191	25,980	66	131,868	82,086	61
Facility costs included in interest expense (4)(5)	6,110	2,999	104	15,515	19,093	(19)
Discount amortization included in interest expense (5)	1,200	1,009	19	2,680	8,352	(68)
Effective average interest rate (4)(5)	5.49%	5.54%	(1)	5.49%	6.88%	(20)
Average 1-month LIBOR	0.24%	0.21%	14	0.24%	0.22%	9

Average Employment
India and other	3,792	2,559	48%	4,236	2,234	90%
United States (6)	725	731	(1)	714	402	78
Total	4,517	3,290	37	4,950	2,636	88

Collections on Loans Serviced for Others	$3,314,692	$1,487,903	123%	$8,563,886	$4,474,890	91%

(1)	Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)	Subprime loans represent the largest category, or strata, of residential loans that we service. At September 30, 2012, we serviced 609,304 subprime loans with a UPB of $93,212,794. This compares to 548,504 subprime loans with a UPB of $84,726,233 at December 31, 2011 and 560,440 subprime loans with a UPB of $89,097,259 at September 30, 2011.
(3)	Excludes Freddie Mac loans serviced under special servicing agreements where we have no obligation to advance.
(4)	Excludes $14,017 of interest expense and an average of $92,301 of borrowing for the third quarter of 2012 and $27,553 of interest expense and an average of $60,237 of borrowing for the first nine months of 2012 related to the financing liabilities that we recognized in connection with the HLSS Transactions. See Note 4 to the Interim Consolidated Financial Statements for additional information regarding the HLSS Transactions.
(5)	By June 30, 2011, we had repaid the $197,500 balance outstanding under the $350,000 senior secured term loan. The repayments included $180,000 of prepayments ($162,500 during the first quarter) in addition to the mandatory quarterly repayments of $17,500. These prepayments resulted in a write-off to interest expense of $4,972 of debt discount and $7,603 of deferred debt issuance costs. Excluding these additional costs, the effective annual interest rate would have been 5.74% for the first nine months of 2011.
(6)	The Litton Acquisition added 1,423 employees in the month of September 2011. Excluding the Litton employees, U.S average staffing was 725 and 662 for the three and nine months ended September 30, 2012 as compared to 257 and 244 for the three and nine months ended September 30, 2011, respectively.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB		Count
	2012	2011	2012	2011
Servicing portfolio at beginning of the year	$102,199,222	$73,886,391	671,623	479,165
Additions	47,480	222,872	206	1,233
Runoff	(3,806,236)	(3,566,302)	(16,319)	(18,211)
Servicing portfolio at March 31	98,440,466	70,542,961	655,510	462,187
Additions	34,182,040	2,934,682	176,050	13,376
Runoff	(4,749,282)	(2,647,076)	(20,666)	(13,429)
Servicing portfolio at June 30	127,873,224	70,830,567	810,894	462,134
Additions	4,136,704	38,119,492	15,741	244,935
Runoff	(4,943,248)	(2,823,891)	(21,208)	(14,415)
Servicing portfolio at September 30	$127,066,680	$106,126,168	805,427	692,654

Three months ended September 2012 versus September 2011. Residential servicing and subservicing fees for the third quarter of 2012 were 96% higher than the third quarter of 2011 primarily because of:

•	A 60% increase in the average UPB of assets serviced, principally because of the $34.2 billion of UPB added during the second quarter of 2012 as a result of the three residential MSR portfolios we acquired. During the third quarter of 2012, these portfolios generated servicing fees of $68,506. In addition, servicing fees earned on the Litton portfolio were $39,661 higher in the third quarter of 2012 as the third quarter of 2011 included only one month of revenue. These increases were offset in part by runoff of the portfolio as a result of principal repayments, modifications and real estate sales;
•	Incentive fees of $10,606 earned on subservicing portfolios added during the second and third quarters of 2012;
•	A 13% increase in the ratio of serviced loans to subserviced loans in our portfolio to 85.4% at September 30, 2012 as compared to 75.9% at September 30, 2011 as a result of the second quarter 2012 MSR acquisitions including the effect of approximately $9.9 billion of UPB that we were subservicing for Saxon prior to the Saxon MSR Transaction but which transferred to the servicing category effective April 2, 2012; and
•	A 15% increase in completed modifications as compared to the third quarter of 2011, although there was a 17% decline as compared to the second quarter of 2012. The decline in modifications as compared to the second quarter of 2012 reflects the deferral of certain modifications as we tested delinquent loans for HAMP 2.0 eligibility.

The resulting change in mix of serviced loans versus subserviced loans was one of the factors that resulted in residential servicing and subservicing revenues growing faster than the loan portfolio as annualized revenues were 0.69% of average UPB in the third quarter of 2012 as compared to 0.57% for the third quarter of 2011.

The increase in modifications also contributed to revenue growth because when we return a loan to performing status we generally recognize any deferred servicing fees and late fees on the loan. As of September 30, 2012, we estimate that the balance of deferred servicing fees related to delinquent borrower payments was $295,195 compared to $220,044 at December 31, 2011 and $224,658 as of September 30, 2011. The increase is primarily due to servicing acquisitions in the second quarter 2012 MSR acquisitions. For loans modified under HAMP, we earn HAMP fees in place of late fees.

As noted above, completed modifications were up 15% for the third quarter of 2012 with SAM accounting for 24% of our modifications in the third quarter of 2012 and HAMP accounting for 29% as compared to 16% in 2011. Of the total modifications completed during the third quarter of 2012, 75% included principal modifications. As a result of modifications:

•	We recognized loan servicing fees and late charges of $24,301 and $12,787 during the third quarter of 2012 and 2011, respectively, for completed modifications.
•	We also earned HAMP fees of $21,610 and $11,013 in the third quarter of 2012 and 2011, respectively, which included HAMP success fees of $15,642 and $6,915 in the third quarter of 2012 and 2011, respectively, for loans that were still performing at the one-year anniversary of their modification.

In January 2012, the federal government announced that it was extending the HAMP program through December 2013. In addition, the new HAMP 2.0 increases investor incentives for principal reduction modifications, extends the scope of the program to include renter-occupied investment properties and makes the program more flexible for borrowers with certain large non-mortgage debts such as medical obligations.

Other factors contributing to the net increase in revenues were the decreases that we experienced in the delinquency rates of the loans in our portfolio and marginally lower prepayment speeds for the loans:

•	Our overall delinquency rates decreased from 27.9% of total UPB at December 31, 2011 to 23.6% at September 30, 2012 largely because of modifications, especially of the Litton portfolio, which have driven down delinquency rates and averted foreclosures on delinquent loans and because of improvements in our early loss mitigation efforts.
•	Average prepayment speed decreased to 14.3% for the third quarter of 2012 from 15.2% for the third quarter of 2011 and 15.5% for the second quarter of 2012. The deferral of certain modifications as we tested delinquent loans for HAMP 2.0 eligibility and the ending of the third quarter on a Sunday (which delayed the receipt of certain loan payoffs) combined to reduce the annualized prepayment rate. Principal reduction modifications, regular principal payments and other voluntary payoffs accounted for approximately 51% of average CPR with real estate sales and other involuntary liquidations accounting for the remaining 49%. For the third quarter of 2011, total voluntary and involuntary reductions accounted for 35% and 65%, respectively, of average CPR.

Excluding the effects of new acquisitions or of any changes to foreclosure processes that may occur during the fourth quarter of 2012, we expect overall delinquency rates to decline; however, this outcome is not assured.

Operating expenses were higher by $24,624 in the third quarter of 2012 as compared to 2011 primarily because of the effects of the Litton Acquisition that closed on September 1, 2011 and the four MSR transactions that closed during the second quarter of 2012:

•	Compensation and benefits decreased by $1,633 because:

o	Excluding employees of Litton Loan Servicing, we increased our average staffing by 1,701 or 60% (including an increase in staffing in India and elsewhere outside the U.S. of 1,233, or 48%, and an increase in U.S. staffing, excluding Litton, of 468, or 182%) to manage the increase in the residential servicing portfolio, especially the large increase in delinquent loans acquired. In addition, we insourced certain foreclosure functions that had previously been outsourced.
o	However, the year-over-year effects of this increase in 2012 staffing were offset by $12,933 of nonrecurring expenses incurred in the third quarter of 2011 that were related to the operations of Litton Loan Servicing after the Litton Acquisition, including $3,913 of severance costs.

•	Amortization of MSRs increased by $8,940 in the three months ended September 30, 2012 due to $3,695 of additional amortization attributed to Litton and $8,167 attributed to the MSRs acquired during the second quarter, offset in part by a decline in amortization on pre-existing MSRs.
•	Technology and occupancy costs increased by a combined $6,850 as we have added facilities and infrastructure to support the residential servicing portfolio growth.
•	Servicing and origination expense increased by $7,857 primarily as a result of a $6,412 charge we recorded to establish a liability for compensatory fees based on performance against benchmarks for various metrics associated with the servicing of non-performing loans for GSEs.

Excluding interest on the financing liability that we recognized in connection with the HLSS Transactions, interest expense on borrowings for the third quarter of 2012 was 66% higher than in 2011. This increase was principally the result of:

•	The effects of an increase in average borrowings on advance facilities principally as a result of the Litton Acquisition, Saxon MSR Transaction and JPMCB MSR Transaction
•	Interest on the $575,000 senior secured term loan that we entered into on September 1, 2011 in connection with the Litton Acquisition
•	Offset by:

o	The March 2012 transfer of the HomEq facility to HLSS
o	Lower spreads on advance facilities, particularly as a result of the 3.3875% fixed rate on the Litton advance facility
o	The paydown of match funded borrowings, including the repayment in full of two advance funding facilities in September 2012, with proceeds from the sales of MSRs and advances to HLSS.

Average borrowings of the Servicing segment increased by 68% during the third of 2012 as compared to the third quarter of 2011 as average advances and match funded advances increased by 65% during the same period. Advances and MSRs acquired as part of the Litton Acquisition, Saxon MSR Transaction and JPMCB MSR Transaction were partially offset by a decline in average advances arising from the HomEq Acquisition and by the sale of match funded advances to HLSS in September 2012.

Nine months ended September 2012 versus September 2011. Residential servicing and subservicing fees for the first nine months of 2012 were 85% higher than the same period of 2011 primarily due to a 53% increase in the average UPB of assets serviced. Annualized revenue increased relative to average UPB in the first nine months of 2012 to 0.67% as compared to 0.55% for the 2011 period due primarily to the change in mix discussed above that resulted from the Litton Acquisition and the second quarter MSR transactions. Servicing fees for the nine months ended September 30, 2012 include $177,251 earned on the Litton portfolio as compared to $14,560 for the same period in 2011 (one month of revenue). The MSR portfolios acquired in the second quarter of 2012 generated $104,025 of servicing fees during the first nine months of 2012. Total completed modifications increased by 11% as compared to the first nine months of 2011. Excluding HAMP fees, we recognized loan servicing fees and late charges of $79,040 and $41,889 during the first nine months of 2012 and 2011, respectively, for completed modifications. HAMP fees were 97% higher for the first nine months of 2012 than the same period of 2011.

Operating expenses increased by $107,860 in the first nine months of 2012 as compared to 2011 primarily because of the effects of the Litton Acquisition and the second quarter 2012 MSR acquisitions including the ramp up of costs during the first quarter in anticipation of the Saxon and JPMCB MSR transactions that closed on April 2, 2012.

•	Compensation and benefits increased by $26,185, or 60%, because:

o	Excluding employees of Litton Loan Servicing, average staffing increased by a combined 2,420, or 98%, as we increased our staffing to manage the actual and planned increase in the servicing portfolio, and we insourced certain foreclosure functions that had previously been outsourced.
o	However, the effects of this increase in staffing were partly offset by the $12,933 of nonrecurring expenses in the third quarter of 2011 that, as noted above, were associated with Litton Loan Servicing.

•	Amortization of MSRs increased by $23,502 in the nine months ended September 30, 2012 due principally to $17,137 of additional amortization attributed to Litton and $13,672 attributed to the MSRs acquired during the second quarter offset in part by a decline in amortization on pre-existing MSRs because of runoff of the portfolio.

For the first nine months of 2012, the effects of non-recurring costs related to the Litton Acquisition were offset by costs incurred in 2011 when the acquisition was consummated:

•	2012

o	$15,424 attributable to Litton that primarily consisted of severance and other employee termination benefits of $2,516 and occupancy and equipment costs of $9,950. Occupancy and equipment costs include the $4,779 charge in the first quarter to establish a liability for the remaining lease payments on the former Litton facility located in Georgia that we vacated in March.
o	The $3,689 fee (included in Professional services) we incurred in the first quarter as a result of cancelling our planned $200,000 upsizing of our senior secured term loan facility because cash generated from operations, the sale of assets to HLSS and maximized borrowings under our advance facilities enabled us to close the Saxon and JPMCB MSR transactions without upsizing the facility.

•	2011

o	$19,218 of operating expenses that included $12,933 of compensation and benefits, $1,600 of technology and communication costs, $2,361 of professional services and $1,467 of occupancy costs.

Excluding interest on the financing liabilities that we recognized in connection with the HLSS Transactions, interest expense on borrowings for the first nine months of 2012 was 61% higher than in 2011. This increase was principally the result of:

•	The effects of an increase in average borrowings on advance facilities principally as a result of the Litton Acquisition, Saxon MSR Transaction and JPMCB MSR Transaction
•	Interest on the $575,000 senior secured term loan that we also entered into in connection with the Litton Acquisition
•	Offset by:

o	The transfer of the HomEq facility to HLSS in the first quarter of 2012
o	The paydown of match funded borrowings with the proceeds from the sales of MSRs and match funded advances to HLSS in the second and third quarters of 2012
o	Lower spreads on advance facilities, particularly as a result of the 3.3875% fixed rate on the Litton advance facility
o	The effect on interest expense of the prepayment in 2011 of the senior secured term loan related to the HomEq Acquisition.

Average borrowings of the Servicing segment increased by 117% during the first nine months of 2012 as compared to the same period of 2011 as average advances and match funded advances increased by 89% during the same period. Advances and MSRs acquired as part of the Litton Acquisition, Saxon MSR Transaction and JPMCB MSR Transaction were partially offset by a decline in average advances arising from the HomEq Acquisition, especially as a result of the transfer of the HomEq advances to HLSS in the first quarter of 2012 and by the sale of match funded advance to HLSS in the second and third quarters of 2012. Borrowing increased relative to advances because of a somewhat higher percentage of advances funded under the Litton advance facility than under other advance facilities and because of increased borrowing relative to available collateral to support the second quarter MSR acquisitions.

The following table presents selected assets and liabilities of the Servicing segment at the dates indicated:

	September 30, 2012	December 31, 2011
Advances	$221,854	$99,681
Match funded advances	2,680,152	3,629,911
Mortgage servicing rights	420,335	293,152
Receivables, net	98,985	51,413
Goodwill	70,240	70,240
Debt service accounts	68,739	115,867
Prepaid lender fees and debt issuance costs, net	14,770	27,113
Derivatives, at fair value (interest rate cap)	2,016	3,600
Due from related parties	27,571	1,580
Other	7,106	8,814
Total assets	$3,611,768	$4,301,371

Match funded liabilities	$1,847,653	$2,558,951
Lines of credit and other secured borrowings	556,105	535,759
Payable to servicing and subservicing investors	26,508	28,824
Accrued expenses	24,289	29,420
Checks held for escheat	15,505	17,664
Servicing liabilities	9,987	9,662
Accrued interest payable	2,313	1,915
Due to related parties	4,374	1,873
Other	16,687	6,147
Total liabilities	$2,503,421	$3,190,215

In the first nine months of 2012, we completed several MSR acquisitions, including two which were significant (the Saxon and JPMC MSR transactions), as well as five asset sales (the HLSS Transactions) which collectively had a significant effect on our balance sheet. Principally as a result of these transactions:

•	Advances and Match funded advances have decreased by $827,586. As a result of the HLSS Transactions, we transferred $1,501,879 of advances to HLSS Holdings including the remaining $413,374 of HomEq-related advances outstanding. In addition, advances and match funded advances that we acquired in connection with the HomEq and Litton acquisitions declined by $49,410 and $770,514, respectively, as we continued to improve the performance of the acquired loan portfolios. Offsetting these decreases, we acquired $1,876,990 of advances in connection with the MSR acquisitions, principally the Saxon and JPMC MSR transactions. Mortgage servicing rights increased by $127,183 as we acquired $181,949 of MSRs as a result of the second and third quarter acquisitions. This growth was offset by amortization of $54,678.
•	Match funded liabilities declined by $711,298 as borrowing under the Litton and HomEq facilities declined by $614,483 and $12,756, respectively, as a result of collections on advances. In addition, in connection with the HLSS Transactions, we repaid the Class D Term Note which had a balance of $11,638 at December 31, 2011, and HLSS Holdings assumed the remaining $358,335 balance of match funded liabilities associated with the HomEq advance facility. We used $731,846 of proceeds from the sale of advances and MSRs to HLSS to repay match funded liabilities, including the payoff and termination of two facilities in September which had a combined balance of $392,179 outstanding at December 31, 2011. We had increased our borrowing under one of these two facilities in 2012 to fund the $543,910 of advances acquired in the JPMCB MSR Transaction. Partly offsetting these declines, we entered into three new advance facilities that added $678,093 to the balance outstanding at September 30, 2012.
•	Lines of credit and other secured borrowings increased by $20,346, in part because the sales of Rights to MSRs to HLSS were accounted for as financings and resulted in the recognition of liabilities equal to the sales proceeds of which $177,729 was outstanding at September 30, 2012. In addition, a new financing facility added in 2012 to finance the acquisition of MSRs from BANA had an outstanding balance of $26,495 at September 30, 2012. These increases were offset by mandatory prepayments of the senior secured term loan of $143,432 that were required as a result of the HLSS Transactions and $43,125 of scheduled quarterly repayments.

The following balance sheet items were also indirectly affected by the MSR acquisitions and the HLSS Transactions:

•	Debt service accounts include both cash held in reserve to pay for potential shortfalls in the funds available to pay principal and interest on match funded liabilities and cash collections that have been transferred to the issuer but have not yet been applied to the related debt. Unapplied cash which varies with the timing of collections has decreased from $57,105 at December 31, 2011 to $14,512 at September 30, 2012. Reserve funds have decreased from $58,761 at December 31, 2011 to $54,227 at September 30, 2012 because of the decline in the total outstanding balance of match funded liabilities, as discussed above. As a result, the balance of debt service accounts has declined by $47,128.
•	Prepaid lenders fees and debt issuance costs decreased by $12,343 principally because of $11,403 of amortization, the transfer of $5,422 of unamortized costs to HLSS Holdings in March in connection with the HLSS Transactions and the write-off of $1,956 of unamortized costs related to the two advance facilities we repaid and terminated in September. Partly offsetting these decreases, we recorded $6,438 of additional deferred costs related to the three new advance financing facilities added in the second quarter of 2012.

Receivables, net at September 30, 2012 includes amounts due from the seller as a result of post-closing adjustments to the purchase price of advances we acquired in connection with the acquisition of MSRs during the second quarter. In addition, amounts to be recovered from the custodial accounts of the trustees increased by $25,303.

Amounts due from related parties at September 30, 2012 is primarily comprised of amounts due from HLSS for servicing fees, post-closing sale price adjustments and servicing advance reimbursements.

The payment of the liability for employee termination benefits related to the Litton Acquisition contributed to the decline in Accrued expenses in 2012. The liability we established in March 2012 for the remaining lease payments on the Litton facility located in Georgia was offset by lease payments that included our buyout of the lease on the vacated HomEq facility located in California in June 2012 as the liability established in 2010 for the remaining lease payments through the early termination date of the lease was settled. See Note 3 to the Interim Consolidated Financial Statements for additional information regarding facility closure costs.

The balance of Other liabilities at September 30, 2012 includes a $5,000 holdback of the purchase price of MSRs we acquired during the second quarter. See Note 8 to the Interim Consolidated Financial Statements for additional information.

Corporate Items and Other

The following table presents selected results of operations of Corporate Items and Other for the three and nine months ended September 30:

	Three months		Nine months
	2012	2011	2012	2011
Revenue	$873	$592	$2,736	$1,698
Operating expenses	4,162	2,298	12,659	5,498
Loss from operations	(3,289)	(1,706)	(9,923)	(3,800)
Other income (expense)
Net interest income	1,811	2,118	5,584	6,390
Loss on loans held for resale, net	(2,340)	(1,011)	(3,540)	(3,531)
Equity in losses of unconsolidated entities	(52)	(366)	(287)	(1,212)
Other, net	362	(2,830)	(1,938)	(3,788)
Other expense, net	(219)	(2,089)	(181)	(2,141)

Loss before income taxes	$(3,508)	$(3,795)	$(10,104)	$(5,941)

Three months ended September 2012 versus September 2011. Operating expenses were higher during the third quarter of 2012 primarily due to unallocated costs associated with one of the two new leased facilities located in Mumbai, India that is not yet operational, our USVI initiative and fees charged by HLSS Management for professional services.

Net interest income consists primarily of interest income on loans held by the consolidated securitization trusts and on loans held for resale.

Loss on loans held for resale, net for the third quarter of 2012 includes a charge of $1,056 to reduce real estate purchased during the third quarter to the lower of cost or fair value (less costs to sell).

Other, net for the third quarter of 2012 includes $890 of unrealized gains on interest rate swaps no longer designated as hedges for accounting purposes, as discussed below. Other, net for the third quarter of 2011 includes $2,759 of unrealized losses on foreign exchange forward contracts we had entered into to hedge against the effects of changes in the value of the India Rupee on amounts payable to our India subsidiary, OFSPL. We terminated these contracts in January 2012, as discussed below.

Nine months ended September 2012 versus September 2011. Costs associated with the two new leased facilities located in Mumbai, India, one of which is not yet operational, our USVI initiative and the fees charged by HLSS Management for professional services all contributed to higher operating expenses in 2012. In addition, litigation related expenses were higher in 2012 because we reduced litigation accruals in 2011 related to a judgment in a vendor dispute which was paid in May 2011.

Other, net for the first nine months of 2012 includes the recognition of $5,958 of deferred hedge losses in the first quarter on interest rate swaps that were previously included in AOCL. We had entered into these swaps to hedge the effects of changes in the interest rate on notes issued in connection with the financing of advances acquired as part of the HomEq Acquisition and we terminated the hedging relationship when the advance facility was assumed on March 5, 2012 by HLSS. This loss was partially offset by a realized gain of $3,359 on our termination of foreign exchange forward contracts in January 2012 that we had entered into to hedge against the effects of changes in the value of the India Rupee.

The following table presents selected assets and liabilities of Corporate Items and Other at the dates indicated:

	September 30, 2012	December 31, 2011
Cash	$270,503	$144,234
Restricted cash – for securitization investors	696	675
Loans held for resale (1)	18,347	20,633
Advances	7,861	3,910
Loans, net – restricted for securitization investors (2)	53,441	58,560
Receivables, net	3,493	4,150
Income taxes receivable (3)	—	21,518
Deferred tax assets, net	107,196	107,968
Premises and equipment, net (4)	18,152	6,153
Interest-earning collateral deposits (5)	30,491	26,191
Real estate (6)	7,429	3,368
Investment in unconsolidated entities (7)	20,147	23,507
Other	6,492	5,786
Total assets	$544,248	$426,653

Secured borrowings – owed to securitization investors (2)	$48,239	$53,323
Lines of credit and other secured borrowings	3,219	4,610
Debt securities (8)	—	82,554
Derivatives, at fair value (5)	18,110	20,276
Accrued expenses	18,196	17,778
Income taxes payable (3)	28,250	—
Liability for selected tax items	4,773	4,524
Checks held for escheat	4,362	4,817
Due to related parties	2,289	2,401
Accrued interest payable	165	2,226
Other	1,779	1,989
Total liabilities	$129,382	$194,498

(1)	Loans held for resale are net of valuation allowances of $13,690 and $14,257 at September 30, 2012 and December 31, 2011, respectively, and include non-performing loans with a net carrying value of $5,654 and $8,553, respectively. The UPB of nonperforming loans held for resale as a percentage of total UPB was 49% at September 30, 2012 compared to 55% at December 31, 2011.
(2)	Loans held by the consolidated securitization trusts are net of an allowance for loan losses of $3,007 and $2,702 at September 30, 2012 and December 31, 2011, respectively, and include nonperforming loans with a UPB of $12,855 and $11,861, respectively. Secured borrowings – owed to securitization investors represent certificates issued by the consolidated securitization trusts.

(3)	Ocwen has moved from a net income tax receivable position to a net income tax payable position in 2012 principally because of the provision for income taxes on current income.
(4)	The increase in premises and equipment is primarily due to the build-out of two new leased facilities located in Mumbai, India and a new disaster recovery facility located in the U.S. Of the two new facilities in Mumbai, one became operational in September 2012, and the other is expected to become operational in the fourth quarter of 2012.
(5)	As disclosed in Note 15 to the Interim Consolidated Financial Statements, we have entered into interest rate swap agreements to hedge against our exposure to an increase in variable interest rates on match funded advance borrowings and from time to time, have entered into foreign exchange forward contracts to hedge against changes in the value of the India Rupee on our India subsidiary. The decrease in the fair value of the derivative liability at September 30, 2012 is primarily the result of terminating the foreign exchange forward contracts which had a fair value of $5,785 at December 31, 2011. This was partially offset by an increase in the fair value of the liability for our interest rate swaps as a result of changes in the interest rate environment. Interest-earning collateral deposits at September 30, 2012 and December 31, 2011 includes $21,464 and $19,623, respectively, of cash collateral on deposit with the counterparties to our derivatives, the majority of which relates to the swap agreements.
(6)	The increase in real estate in 2012 is the result of Ocwen’s purchase of the personal residence of its Chairman of the Board of Directors in connection with his relocation to St. Croix, USVI to serve as Chairman and CEO of OMS. See Note 20 to the Interim Consolidated Financial Statements for additional information. The carrying value of this property was $5,445 at September 30, 2012.
(7)	Our investment in unconsolidated entities is primarily comprised of our 49% equity interest in Correspondent One and our 26% equity interest in OSI. The decline in 2012 is primarily due to $2,839 of distributions received from OSI and our other asset management entities, ONL and OREO. The assets of ONL and OREO have been liquidated to cash, and these entities are expected to be dissolved by year-end. In addition, we sold a 1% interest in OSI which reduced our ownership interest to 26%.
(8)	As disclosed in Note 13, $56,410 of the outstanding 3.25% Convertible Notes were converted to 4,635,159 shares of common stock on March 28, 2012 at a conversion rate of 82.1693 per $1,000 (in dollars) principal amount (representing a conversion price of $12.17 per share). The remaining $25 principal balance was redeemed at a cash price of 100% of principal outstanding, plus accrued and unpaid interest. Also as disclosed in Note 13, on July 31, 2012, we redeemed the $26,119 outstanding principal balance of our 10.875% Capital Securities at a price of 102.719% of the outstanding principal, plus accrued and unpaid interest and recognized a loss of $653.

INCOME TAX EXPENSE

Income tax expense was $29,346 and $8,730 for the three months ended September 30, 2012 and 2011, respectively. For the first nine months of 2012 and 2011, income tax expense was $65,447 and $35,808, respectively.

Our effective tax rate for the first nine months of 2012 was 36.15% as compared to 34.27% for the same period in 2011. Income tax provisions for interim periods are based on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes and foreign tax rates, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes and changes in the liability for selected tax items.

LIQUIDITY AND CAPITAL RESOURCES

As noted in the Overview – Liquidity section, our liquidity as of September 30, 2012, as measured by unencumbered cash plus unused, collateralized advance financing capacity was $464,217, a decrease of $86,850, or 16%, from December 31, 2011. At September 30, 2012, our cash position was $270,503 compared to $144,234 at December 31, 2011. We had $193,714 of unused, collateralized advance financing capacity available at September 30, 2012.

Investment policy and funding strategy. Our investment policies emphasize principal preservation by limiting investments to include:

•	Securities issued by the U.S. government, a U.S. agency or a U.S. GSE
•	Money market mutual funds
•	Money market demand deposits
•	Demand deposit accounts

At September 30, 2012, we have invested cash that is in excess of our immediate operating needs primarily in money market deposit accounts.

Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues
•	Collections of prior servicer advances in excess of new advances
•	Proceeds from match funded liabilities
•	Proceeds from lines of credit and other secured borrowings.

Advances and match funded advances comprised 70% of total assets at September 30, 2012. Most of our advances have the highest reimbursement priority (i.e., “top of the waterfall”) so that we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds.

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

At September 30, 2012, $989,938 of our maximum borrowing capacity remained unused. We maintain unused borrowing capacity for three reasons:

•	As a protection should advances increase due to increased delinquencies
•	As a protection should we be unable to either renew existing facilities or obtain new facilities
•	To provide capacity for the acquisition of additional MSRs.

Outlook. As also noted in the Overview – Liquidity Summary, in order to reduce fees charged by lenders (which we recognize as interest expense), we limit unused borrowing capacity to a level that we consider prudent relative to the current levels of advances and to our anticipated funding needs for reasonably foreseeable changes in advances. We also monitor the duration of our funding sources. Increases in the term of our funding sources allows us to better match the duration of our advances and corresponding borrowings and to further reduce the relative cost of up-front facility fees and expenses. At September 30, 2012, all of our match funded advance financing was incurred through facilities that had an initial term of two years.

We believe that we have sufficient capacity to fund all but the largest servicing acquisitions without issuing equity capital. Cash from operations, the HLSS Transactions and advance financing facilities provided sufficient funds to close the Saxon and JPMCB MSR transactions on April 2, 2012. We believe that further asset sales to HLSS combined with senior secured debt should be sufficient to fund the Homeward and ResCap acquisitions without the need to raise new equity at Ocwen beyond the $162 million in Series A preferred shares that will be paid as part of the Homeward acquisition.

Debt financing summary. During the first nine months of 2012, we:

•	Redeemed the remaining $56,435 of our 3.25% Convertible Notes and converted $56,410 to 4,635,159 shares of common stock;
•	Redeemed the remaining $26,119 of our 10.875% Capital Trust Securities;

•	Repaid $186,557 on the $575,000 senior secured loan including required prepayments of $143,432 from the proceeds received on the HLSS Transactions and $43,125 of scheduled quarterly payments;
•	Repaid the remaining $40,000 balance of the Advance Receivable Backed Note Series 2010-1;
•	Repaid the remaining $10,401 balance of the Class D Term Note issued in connection with the financing of the advances acquired as part of the HomEq Acquisition;
•	Transferred to HLSS the $358,335 balance of the other match funded term notes issued in connection with the HomEq Acquisition;
•	Repaid $614,483 of the note that we issued in connection with the financing of the advances acquired as part of the Litton Acquisition;
•	Fully repaid the advance receivables backed note under one match funded advance financing facility and the $210,000 Term Note 2009-3 and the Variable Funding Note 2009-1 under a second facility from the proceeds of the HLSS flow sales and terminated the facilities. Borrowing under the 2009-1 note had increased to $544,534 at June 30, 2012 as part of the financing of the JPMCB MSR Transaction;
•	Issued notes with a combined maximum borrowing capacity of $1,100,000 under two new facilities in connection with the financing of advances that we acquired as part of the Saxon MSR Transaction. The total balance outstanding under these facilities at September 30, 2012 was $592,686;
•	In connection with the acquisition of MSRs from BANA, issued notes with a maximum borrowing capacity of $100,000 under a new advance funding facility and issued a new promissory note to finance the MSRs. At September 30, 2012, a total of $111,902 was outstanding under these new agreements.

Maximum borrowing capacity for match funded advances decreased by $1,286,880 from $4,124,471 at December 31, 2011 to $2,837,591 at September 30, 2012. This decrease is partly a result of the assumption by HLSS of one of our advance financing facilities in connection with the HLSS Transactions (See Note 4 to the Interim Consolidated Financial Statements for additional information regarding the HLSS Transactions.). The facility assumed by HLSS had a maximum borrowing capacity of $582,729 at December 31, 2011. During the third quarter of 2012, we fully repaid and terminated two match funded advance financing facilities that had total borrowing capacity of $1,415,000 at December 31, 2011. In addition, the borrowing capacity under the Litton facility declined by $489,151 in accordance with the terms of the facility. These declines were offset in part by $1,100,000 of borrowing capacity added in connection with the Saxon MSR Transaction and $100,000 of capacity added in connection with the BANA transaction.

Our unused advance borrowing capacity decreased from $1,565,520 at December 31, 2011 to $989,938 at September 30, 2012. The decrease is due in part to the decline in borrowing capacity under the Litton facility, as noted above, as well as to the loss of $200,000 of unused borrowing capacity that was available at December 31, 2011 under the facility that was assumed by HLSS. In addition, we fully repaid and terminated two match funded facilities that had unused borrowing capacity of $1,022,821 at December 31, 2011. These declines were partially offset by three new facilities that we added in connection with the Saxon and BANA MSR transactions. These facilities had unused borrowing capacity of $521,907 at September 30, 2012.

Our ability to finance servicing advances is a significant factor that affects our liquidity. Our ability to continue to pledge collateral under each advance facility depends on the performance of the collateral. Currently, the large majority of our collateral qualifies for financing under the advance facility to which it is pledged.

As discussed in Note 22 to the Interim Consolidated Financial Statements, ongoing inquiries into servicer foreclosure processes could result in actions by state or federal governmental bodies, regulators or the courts that could result in a further extension of foreclosure timelines. While the effect of such extensions could be an increase in advances, the effect on liquidity will be lessened if Ocwen maintains its ability to utilize spare capacity on its advance facilities because approximately 73% of the increase in advances could be borrowed. Furthermore, if foreclosure moratoria are issued in a manner that brings into question the timely recovery of advances on foreclosed properties, Ocwen may no longer be obligated to make further advances and may be able to recover existing advances in certain securitizations from pool-level collections which could mitigate any advance increase. The effects of the extension of foreclosure timelines have, thus far, been more than offset by the effects of lower UPB delinquencies through loss mitigation efforts and increases in modifications and other forms of resolution, and advances have continued to decline. Absent significant changes in the foreclosure process, we expect advances to continue to decline.

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

Cash flows for the nine months ended September 30, 2012. Our operating activities provided $1,434,151 of cash largely due to collections of servicing advances (primarily on the Litton portfolio) and net income adjusted for amortization and other non-cash items. Excluding the proceeds from the sale of match funded advances to HLSS in connection with the HLSS Transactions which is reported as investing activity, net collections of servicing advances were $1,213,917. Operating cash flows were used principally to repay related match funded liabilities and to fund the portions of the Saxon and JPMCB MSR transactions not funded through borrowings.

Our investing activities used $944,801 of cash. We paid $2,090,195 to purchase MSRs and advances in connection with the acquisition of several MSR portfolios during the second and third quarters. We used cash balances accumulated through the acquisition date as well as borrowings under both new and existing facilities to fund the acquisitions. Cash used for additions to premises and equipment of $16,596 primarily relates to the build-out of two new leased facilities in India and the disaster recovery facility located in the U.S. Cash inflows from investing activities include $1,084,309 of proceeds from HLSS on the sale of advances and $2,839 of distributions from our asset management entities. We used $731,846 of the proceeds from the sales to HLSS to repay match funded liabilities and $143,432 for required prepayments of the senior secured term loan.

Our financing activities used $363,081 of cash primarily due to net repayments of $352,963 on match funded liabilities. Net repayments on match funded liabilities exclude $358,335 of match funded liabilities assumed by HLSS in connection with the sale of Advance SPEs (reported as investing activity). We used collections of servicing advances and proceeds received from the HLSS Transactions to repay match funded liabilities. In the second quarter we had significantly increased borrowings under new and existing facilities to finance advances acquired in connection with MSR acquisitions, primarily the Saxon MSR Transaction and the JPMCB MSR Transaction. In addition to the net repayments on match funded liabilities, we also repaid $186,577 of the $575,000 senior secured term loan and paid $26,829 to redeem the remaining balance of our 10.875% Capital Securities at a price of 102.719%. These cash outflows were partly offset by $184,205 of proceeds from the sale of Rights to MSRs to HLSS in transactions accounted for as financings.

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

Our investing activities used $2,654,432 of cash during the nine months ended September 30, 2011. On September 1, 2011, we paid $2,646,486 to acquire Litton, including advances of $2,468,137 and $135,341 for MSRs net of the servicing liabilities assumed. We also invested $15,000 in Correspondent One. Distributions received from our asset management entities were $2,415 during the first nine months of 2011.

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

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At September 30, 2012, such contractual obligations were comprised of secured borrowings, interest payments and operating leases. During the first nine months of 2012, changes in our contractual obligations outside the ordinary course of business include our buyout of the lease on a former HomEq facility in California, our prepayments on the senior secured loan from a portion of the proceeds received on the HLSS Transactions, our execution of a new promissory note to finance acquired MSRs, our conversion of the 3.25% Convertible Notes and our redemption of the 10.875% Capital Securities. See Note 3, Note 12 and Note 13 for additional information regarding these transactions. See Note 22 for information regarding commitments and contingencies.

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

We generally use match funded securitization facilities to finance our servicing advances. The SPEs to which the advances are transferred in the securitization transaction are included in our consolidated financial statements either because we have the majority equity interest in the SPE or because we are the primary beneficiary where the SPE is a VIE. The holders of the debt of these SPEs can look only to the assets of the SPEs for satisfaction of the debt and have no recourse against OCN. OLS had previously guaranteed the payment of the obligations of the issuer under one of our match funded facilities up to a maximum of 10% of the notes outstanding at the end of the facility’s revolving period on July 1, 2013. In September 2012, the notes outstanding under this facility were repaid and the facility was terminated.

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

Interest Rate Risk

Based on September 30, 2012 balances, if interest rates were to increase by 1% on our variable rate debt (excluding our senior secured term loan) and interest earning cash and float balances, we estimate that our hedging activities would net a positive impact of approximately $10,600 resulting from an increase of $8,400 in annual interest income and lower annual interest expense of $2,200. Alternatively, if we did not have interest rate swaps in place and interest rates were to increase by 1%, interest expense would increase by approximately $7,100. The overall net effect of our hedging activities in this scenario is to lower interest expense by approximately $9,300.

September 30, 2012
Fixed-rate borrowings
Match funded liabilities	$1,169,560

Variable-rate borrowings
Match funded liabilities	678,093
Senior secured term loan (1)	359,693
Promissory note	26,495
Securities sold under an agreement to repurchase	3,219
1,067,500
Total borrowings outstanding (2)	$2,237,060

Float balances (held in custodial accounts, excluded from our consolidated balance sheet)	$569,700
Notional balance of interest rate swaps (3)	1,131,334

(1)	Balance excludes the unamortized discount of $7,812.
(2)	Total borrowings exclude Secured borrowings – owed to securitization investors and the financing liability recognized in connection with the sale of MSRs to HLSS. See Note 1 and Note 4, respectively, to the Interim Consolidated Financial Statements for additional information regarding these liabilities.
(3)	Notional balance includes four interest rate swaps with a notional amount of $535,665 that have been designated as hedges of our exposure to rising interest rates on variable-rate match funded advance facilities. Two of these swaps, with notional amounts of $201,892, are forward-starting swaps that do not become effective until June 2013. The remaining swaps of $595,669 are not currently designated to any hedging relationship.

Excluding Loans, net – restricted for securitization investors, our Consolidated Balance Sheet at September 30, 2012 and December 31, 2011 included interest-earning assets totaling $298,001 and $250,111, respectively. Interest-earning assets at September 30, 2012 are comprised of $178,424 of interest-earning cash accounts, $68,739 of debt service accounts, $32,491 of interest-earning collateral deposits and $18,347 of loans held for resale.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

(3)	Exhibits.

2.1	Amended and Restated Purchase Agreement, dated March 18, 2012, among Ocwen Financial Corporation (solely for purposes of Section 6.11, Section 6.12, Section 7.4, Section 7.8, Section 7.14, Section 10.2(b), Article 11 and Article 12), Ocwen Loan Servicing, LLC, Morgan Stanley (solely for purposes of Article 5, Section 7.4, Article 11 and Article 12), SCI Services, Inc., Saxon Mortgage Services, Inc., and Morgan Stanley Mortgage Capital Holdings, LLC (1)
10.1	Master Servicing Rights Purchase Agreement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (1)
10.2	Sale Supplement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (1)
10.3	Master Subservicing Agreement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (1)
10.4	Subservicing Supplement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (1)
10.5	Professional Services Agreement, dated February 10, 2012, between Ocwen Financial Corporation, together with its subsidiaries and affiliates, and HLSS Management, LLC (1)
10.6	Support Services Agreement, dated as of August 10, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (2)
10.7	Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (3)
10.8	Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (3)
10.9	Data Center and Disaster Recovery Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (3)
10.10	Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (3)
10.11	First Amendment to Support Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (3)
10.12	First Amendment to Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (3) (3)
10.13	First Amendment to Technology Products and Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (3)
10.14	First Amendment to Data Center and Disaster Recovery Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (3)
10.15	First Amendment to Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (3)
11.1	Computation of earnings per share (4)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

(1)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.
(2)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on August 16, 2012.
(3)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on October 5, 2012.
(4)	Incorporated by reference from Note 18—Basic and Diluted Earnings per Share to the Interim Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCWEN FINANCIAL CORPORATION

Date: November 2, 2012	By:	/s/ John V. Britti
John V. Britti
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as its principal financial officer)

