Form 10-K
period 2012-12-31
OCWEN FINANCIAL CORP
filed 2013-03-01
CIK 873860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ____________________ to ____________________

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Aggregate market value of the common stock of the registrant held by nonaffiliates as of June 29, 2012: $2,089,600,176

Number of shares of common stock outstanding as of February 22, 2013: 135,637,932 shares

DOCUMENTS INCORPORATED BY REFERENCE: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 8, 2013, are incorporated by reference into Part III, Items 10 - 14.

OCWEN FINANCIAL CORPORATION

2012 FORM 10-K ANNUAL REPORT

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

These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from expected results. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” and the following:

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

Further information on the risks specific to our business is detailed within this report and our other reports and filings with the Securities and Exchange Commission (SEC) including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they were made and should not be relied upon. Ocwen Financial Corporation undertakes no obligation to update or revise forward-looking statements.

For more information on the uncertainty of forward-looking statements, see “Risk Factors” in this Annual Report.

PART I

ITEM 1.     BUSINESS

GENERAL

Ocwen Financial Corporation is a financial services holding company which, through its subsidiaries, is engaged in the servicing and origination of mortgage loans. When we use the terms “Ocwen,” “OCN,” “we,” “us” and “our,” we are referring to Ocwen Financial Corporation and its consolidated subsidiaries. Ocwen is headquartered in Atlanta, Georgia with additional offices in Florida, Texas, New Jersey, St., the United States Virgin Islands (USVI), Washington, DC, India and Uruguay. Ocwen Financial Corporation is a Florida corporation organized in February 1988. Ocwen and its predecessors have been servicing residential mortgage loans since 1988 and subprime mortgage loans since 1994. Ocwen Loan Servicing, LLC (OLS), an indirect wholly owned subsidiary of Ocwen, is licensed to service mortgage loans in all 50 states, the District of Columbia and two U.S. territories.

On August 10, 2009, Ocwen completed the distribution of its Ocwen Solutions (OS) line of business (the Separation) via the spin-off of a separate publicly traded company, Altisource Portfolio Solutions S.A. (Altisource). OS consisted primarily of Ocwen’s former unsecured collections business, residential fee-based loan processing businesses and technology platforms. Ocwen and Altisource continue to provide corporate services to each other under agreements entered into following the Separation. In addition, Altisource continues to provide certain technology products and other services to us that support our servicing business.

The Separation allowed Ocwen to focus on its core servicing business and related strategies for growth and to respond better to initiatives and market challenges. Additional discussion regarding our strategy for accessing new servicing business is provided in the Corporate Strategy and Outlook section below. Our residential servicing portfolio has grown from 351,595 loans with an aggregate unpaid principal balance (UPB) of $50 billion at December 31, 2009, to 1,219,956 residential loans with an aggregate UPB of $203.7 billion at December 31, 2012. This growth has largely been the result of three significant business acquisitions (described in greater detail in Note 2 to the Consolidated Financial Statements) which added approximately 800,000 loans and $138 billion of UPB to our servicing portfolio:

•	On September 1, 2010, Ocwen, through OLS, completed the acquisition of the U.S. non-prime mortgage servicing business of Barclays Bank PLC known as “HomEq Servicing” (the HomEq Acquisition). With the close of the HomEq Acquisition, we boarded onto our servicing platform approximately 134,000 residential mortgage loans with an aggregate UPB of approximately $22.4 billion. As part of our reorganization and streamlining of the operations of HomEq Servicing following the acquisition, we transferred the duties of the HomEq employees to existing and newly hired employees in the U.S. and India and shut down the leased facilities that we acquired.
•	On September 1, 2011, Ocwen completed its acquisition (the Litton Acquisition) of (i) all the outstanding partnership interests of Litton Loan Servicing LP (Litton), a subsidiary of The Goldman Sachs Group, Inc. (Goldman Sachs) and a provider of servicing and subservicing of primarily non-prime residential mortgage loans and (ii) certain interest-only servicing securities previously owned by Goldman Sachs & Co., also a subsidiary of Goldman Sachs. The Litton Acquisition increased our servicing portfolio by 245,000 residential mortgage loans with an aggregate UPB of approximately $38.6 billion. During the fourth quarter of 2011, we ceased operation of the Litton servicing platform.
•	On December 27, 2012, Ocwen completed the merger (the Homeward Acquisition) of O&H Acquisition Corp. (O&H), a wholly-owned subsidiary of Ocwen, and Homeward Residential Holdings, Inc. (Homeward), substantially all of the outstanding stock of which was owned by certain private equity firms that are ultimately controlled by WL Ross & Co. LLC. Upon consummation of the merger, Homeward continued its existence as a wholly owned subsidiary of Ocwen. In the merger, Ocwen acquired mortgage servicing rights (MSRs) for approximately 421,000 residential mortgage loans with UPB of approximately $77 billion as well as Homeward’s existing origination platform and certain other ancillary businesses. As consideration for the merger, Ocwen paid an aggregate purchase price of approximately $766 million, of which approximately $604 million was paid in cash and $162 million was paid in 162,000 shares of Series A Perpetual Convertible Preferred Stock of Ocwen that will pay a dividend of 3.75% per annum on a quarterly basis (the Preferred Shares). Each Preferred Share, together with any accrued and unpaid dividends, may be converted in to shares of Ocwen common stock at the option of the holder at a conversion price equal to $31.79. While we expect to transition Homeward to Ocwen’s platform, we intend to maintain substantial portions of their servicing personnel and the originations business in its entirety.

The purchase price of the Litton and the HomEq acquisitions were funded through a combination of cash on hand and the proceeds from borrowings under new and existing advance financing facilities and from Senior Secured Term Loan (SSTL) facilities. We funded the cash consideration paid to acquire Homeward primarily through a $100 million incremental term loan from Barclays Bank PLC pursuant to our existing SSTL facility, through a $75 million loan from Altisource pursuant to a new senior unsecured loan agreement, through net proceeds from the December 26, 2012 sale of the right to receive the servicing fees, excluding ancillary income, relating to certain mortgage servicing (Rights to MSRs) and related servicing advances to Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiary, HLSS Holdings, LLC (collectively referred to as HLSS), and through cash generated from our operations. See the Corporate Strategy and Outlook section below for additional information regarding our HLSS strategy.

We accounted for these transactions using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

In addition to the above business acquisitions, we have also been implementing our servicing growth initiatives through MSR asset acquisitions. During the past three years, we completed asset acquisitions of MSR portfolios totaling $41.7 billion in UPB, including approximately $34.8 billion during 2012. We used proceeds from borrowings under new and existing advance facilities and a new MSR facility as well as excess cash on hand to fund the MSR asset acquisitions. In the second quarter of 2012, we were able to increase our borrowings under existing advance facilities to help fund the MSR acquisitions because we had used the $354.4 million of net proceeds from a November 2011 public offering of 28,750,000 shares of common stock to temporarily reduce our borrowings under those facilities rather than invest the proceeds at short-term investment rates below our effective cost of borrowing.

Finally, as part of an initiative to consolidate the ownership and management of all of our global servicing assets and operations under a single entity and cost-effectively expand our U.S.-based servicing activities, Ocwen formed Ocwen Mortgage Servicing, Inc. (OMS) on February 27, 2012 under the laws of the USVI where OMS has its principal place of business. OMS is located in a federally recognized economic development zone where qualified entities are eligible for certain benefits. OMS was approved as a “Category IIA service business” and is, therefore, entitled to receive such benefits which have a favorable impact on our effective tax rate. On September 26, 2012, OMS submitted a regulatory filing in the USVI designating October 1, 2012 as the effective date for the commencement of benefits.

COMPETITION

In the servicing industry, we face fee competition as well as competition in acquiring servicing portfolios. Our most direct competitors are non-bank servicers, though we do occasionally compete with larger financial institutions or their subsidiaries. There has been a substantial shift in the past two years as large financial institutions reduce their share of servicing while non-bank servicers, such as Ocwen have increased their market share. The top four banks service approximately 49% of total loans of approximately $10 trillion; however, they are shifting their focus to core customers – those prime loans borrowers that use other services of the bank – and divesting of servicing for non-prime, or credit impaired, borrowers. Ocwen specializes in servicing non-prime loans. Our competitive strengths flow from our lower cost to service, our ability to control and drive down delinquencies and advances and our diversification and efficiencies in financing.

CORPORATE STRATEGY AND OUTLOOK

Overview

Ocwen is a leader in the servicing industry in increasing cash flows and improving loan values for mortgage loan investors and in keeping Americans in their homes through foreclosure prevention. Our leadership in the industry is evidenced by our high cure rate for delinquent loans and the above average rate of continuing performance by borrowers whose loans we modify. Ocwen has completed over 300,000 loan modifications since January 2008.

We expect to grow and maintain our loan servicing business through selective acquisitions that we find attractive and through the loan origination business we acquired from Homeward whereby we retain the MSRs associated with sold loans.

Our competitive profile is primarily a function of three factors: the cost to service, the level of delinquencies and advances, and the cost of capital and financing. We discuss these factors in greater detail in the Strategic Priorities section below. Our low-cost-structure, ability to reduce advances and efficient funding translate into strong cash flow.

In 2012, we continued to roll out new initiatives designed to reduce our cost of servicing, to improve customer service and our ability to manage delinquencies and advances and to increase our capacity while meeting evolving servicing practices and regulatory requirements. For example, we have technology initiatives that further strengthened our industry-leading position by enhancing our ability to optimize offers to borrowers while reducing our cost to service.

Technology

We believe that we enjoy our competitive strengths and achieve our results largely because of our superior technology and processes. Our servicing platform runs on an information technology system developed over a period of more than 20 years at a cost of more than $150 million. We license this technology under long-term agreements with Altisource. We believe that this system is highly robust, managing more data than the systems used by most other mortgage servicers. The system integrates non-linear loss mitigation models that optimize client cash flow by maximizing loan modifications and other borrower resolutions while minimizing both re-defaults on modifications and foreclosures. Currently, Altisource employs a large staff of software developers, modelers and psychology professionals who focus on process improvement, borrower behavior, automation of manual processes and improvement of resolution models.

Strategic Priorities

Long-term success for Ocwen is driven primarily by the following factors:

1.	Access to new servicing business;
2.	Cost of servicing;
3.	Quality of customer service;
4.	Ability to manage delinquencies and advances;
5.	Capacity to take on new business while meeting all regulatory and customer requirements; and
6.	Cost of funds and amount of capital required.

Access to new servicing business — For accessing new servicing business, we have a four-pronged strategy:

1.	Acquisition of existing servicing platforms;
2.	Subservicing and special servicing opportunities;
3.	Flow servicing; and
4.	New servicing segments.

Acquisition of existing servicing platforms — Following the closing of the Homeward Acquisition, Ocwen was as of December 31, 2012, the 6th largest mortgage loan servicer in the U.S. The results of our growth initiatives to acquire existing servicing platforms and servicing portfolios during the past three years include the following:

2012:

•	On April 2nd, we deployed $464,215 of capital to acquire the rights to service approximately 132,000 securitized agency and non-agency residential loans with a UPB of $22.2 billion from Saxon Mortgage Services, Inc. (the 2012 Saxon MSR Transaction), of which approximately 58,100 loans with a UPB of approximately $9.9 billion we had previously subserviced. We borrowed $825,961 under two new two-year servicing advance facilities to finance the approximately $1.2 billion of associated servicing advances.
•	Also on April 2nd, we deployed $151,154 of capital to acquire the servicing rights for certain third party private securitizations from JPMorgan Chase Bank, N.A. (JPMCB) (the JPMCB MSR Transaction) in which neither JPMCB nor any of its affiliated entities were issuers or loan sellers. The acquisition relates to approximately 41,200 non-prime residential loans with a UPB of $8.1 billion. We borrowed $418,764 under an existing advance facility to finance the $557,184 of acquired servicing advances.
•	On May 31st, we completed the acquisition of MSRs from Aurora Bank FSB (Aurora) on a portfolio of approximately 3,300 small-balance commercial mortgage loans with a total UPB of $1.8 billion for $53,095, including $52,911 for servicing advances.
•	On June 11th, we completed the purchase of residential MSRs from Bank of America, N.A. (BANA) on a portfolio of approximately 51,000 residential mortgage loans with a UPB of approximately $10.1 billion owned by Freddie Mac. We entered into a new two-year advance facility to finance a portion of the acquired advances. In addition, we issued a new promissory note to finance the acquired MSRs.
•	On July 2nd and 16th, we purchased $316 million UPB (approximately 1,700 loans) of Fannie Mae and Freddie Mac MSRs.
•	On September 4th, we purchased an additional $2.2 billion UPB (approximately 7,100 loans) of Fannie Mae MSRs. We boarded these loans on October 1, 2012.

•	On December 27th, we completed the Homeward Acquisition and acquired approximately $77 billion in UPB of MSRs (approximately 421,000 loans) as well as Homeward’s existing origination platform and certain other ancillary businesses. In addition to providing organic growth, the origination platform will further our ability to work with existing borrowers on refinancing opportunities.

2011:

•	On September 1st, we closed the Litton Acquisition and increased our servicing portfolio by approximately $38.6 billion of UPB and 245,000 loans.

2010:

•	On May 3rd, we completed a purchase from Saxon Mortgage Services, Inc. of the rights to service approximately 38,000 mortgage loans with an aggregate UPB of approximately $6.9 billion (the 2010 Saxon MSR Transaction).
•	On September 1st, we added a total of 134,000 residential loans with a UPB of approximately $22.4 billion as a result of the HomEq Acquisition.

In addition to the completed transactions discussed above, on November 2, 2012, OLS entered into an asset purchase agreement with Residential Capital, LLC (ResCap), Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC and additional sellers identified in the asset purchase agreement (collectively, the Sellers) in connection with the Sellers’ proposed asset sale (ResCap Acquisition) pursuant to a plan under Chapter 11 of Title 11 of the U.S. Code. In addition, prior to entering into the asset purchase agreement, OLS and Walter Investment Management Corp. (Walter) entered into an agreement pursuant to which Walter agreed to fund a portion of the aggregate purchase price in exchange for certain of the purchased assets. On November 21, 2012, Ocwen and Walter received approval from the U.S. Bankruptcy court to complete the purchase. In connection with the entry into the asset purchase agreement, Ocwen and Walter jointly made an earnest money cash deposit of $72 million (of which Ocwen paid $57 million) to be applied towards the purchase price upon closing.

On February 15, 2013, we completed the ResCap Acquisition. We purchased MSRs to “private label” loans of approximately $49.6 billion in UPB, $19.2 billion of Freddie Mac loans, $38.5 billion of Ginnie Mae loans and $42.1 billion of loans under master servicing agreements, $1.5 billion of related servicing advance receivables and related elements of the servicing platform for these MSRs and advances. We also assumed the subservicing contracts for $25.9 billion of loans. The aggregate purchase price, net of assumed liabilities, was approximately $2.1 billion, subject to post-closing adjustments. In addition, until certain consents and court approvals are obtained, we will subservice MSRs to approximately $9 billion of private label loans previously serviced by the sellers. When such consents and approvals are obtained, we will purchase those MSRs as well.

We deployed approximately $840 million of net additional capital, all from the proceeds of a new $1.3 billion SSTL facility. We used a portion of the proceeds to pay $328.6 million to retire the existing SSTL facility and $75.9 million to retire the senior unsecured loan agreement with Altisource. To finance the acquisition of the servicing advance receivables, we borrowed approximately $1.25 billion pursuant to three servicing advance facilities.

We expect that other non-prime and prime servicing platforms and servicing portfolios will come to market in the next several months. We are currently tracking potential deals with total UPB in excess of $250 billion, excluding a portfolio that we are currently bidding on. We believe that up to $1 trillion of servicing and subservicing could come to market in the next 2 to 3 years. To the extent that we find these opportunities to be attractive, we believe that we can effectively compete for them given our low cost and our high-quality servicing platform. Our technology also provides us a unique ability to quickly scale our servicing operations to handle acquired loan portfolios.

The acquisitions of Homeward and ResCap will also bolster Ocwen’s infrastructure, management and staff. These acquisitions should enhance our capabilities in areas such as FNMA, FHLMC and GNMA servicing and master servicing. These acquired platforms will further support expansion in our US-based operations, which has seen demand growth from customers that require components of their subservicing to be performed onshore.

Subservicing and special servicing opportunities — We also expect to continue to pursue subservicing and special servicing transactions. Subservicing transactions completed during the past three years include the following:

2012:

•	On May 31st, we completed the boarding of approximately 6,300 non-performing loans with a UPB of $1.9 billion under a subservicing contract with a large bank. During the third quarter, we boarded approximately 13,200 additional loans with a UPB of $3.6 billion. In the fourth quarter, we added approximately 11,200 loans with a UPB of $3.3 billion.

6

2011:

•	On April 15th, we entered into an agreement to subservice approximately 13,000 non-agency mortgage loans with a UPB of approximately $2.9 billion. The boarding dates were May 2nd and May 16th. This agreement provides for reimbursement of servicing advances.
•	On November 2nd, we amended our Interim Servicing Agreement with Freddie Mac to provide that for two years following the effective date, Freddie Mac, with certain conditions, may transfer the servicing of loans to us with a minimum of 60 days notice. If the number of delinquent loans exceeds 75,000, Freddie Mac must provide at least 90 days notice. We are required to accept the transfer of up to 300,000 loans as long as the number of delinquent loans does not exceed 75,000. The amendment calls for the semiannual payment of a $50,000 fee to OLS in exchange for its commitment to accept the interim servicing for portfolios from Freddie Mac.

We have also been working closely with a second large bank on subservicing arrangements. The Federal-State servicing agreement with the five largest mortgage servicers and potential additional settlements may result in additional business opportunities for Ocwen as large servicers seek to meet their principal reduction modification commitments.

Flow servicing — The acquisition of Homeward’s origination platform accelerates our strategy of building flow-servicing acquisition capabilities. We are folding our Correspondent One S.A. (Correspondent One) efforts into the Homeward origination business that has been generating approximately $800 million per month of new originations. Correspondent One is an entity formed with Altisource in March 2011 in which we hold a 49% equity interest. Our goal is to become a leading mortgage originator as part of our integrated strategy. We believe that we are well positioned to leverage our strengths to continue to grow loan origination volume, including by capturing market share arising due to the refocusing or exit of certain large bank originators. We estimate that Homeward’s monthly origination volume could grow to approximately $1 billion in 2013. Our key strategies are to continue to build out our low and variable cost origination platform to support correspondent and direct lending and to leverage our industry contacts with third party originators. Within our direct lending business, we will seek to increase our share of portfolio refinance transactions as our servicing portfolio grows and to provide loans directly to homebuyers and borrowers seeking to refinance existing mortgage loans.

New servicing segments — On October 26, 2012, Ocwen and Genworth Financial, Inc. entered into an agreement whereby Ocwen will acquire Genworth Financial Home Equity Access, Inc. for approximately $22 million in cash. The company, which will be renamed Liberty Home Equity Solutions, Inc., is the number one reverse mortgage originator based on industry data for January 2013 with strong positions in both retail and wholesale originations. There is sizable untapped potential in the reverse mortgage market that could sustain future growth. Based on CFPB data, we estimate the total potential size of the reverse mortgage market at $1.9 trillion, of which only about 10% has been penetrated to date. The acquisition is expected to close on April 1, 2013.

Cost of servicing — Based on a comparison of Mortgage Industry Advisory Corporation (MIAC) cost per non-performing loan as of the second quarter of 2012 to Ocwen’s marginal cost study for the same period, our cost of servicing non-performing loans is approximately 70% lower than industry averages. This provides us with a substantial cost advantage in servicing non-performing loans, largely as a result of proprietary technology and processes that we have been developing for decades.

Quality of customer service — The technology we lease from Altisource integrates artificial intelligence into the borrower communication process, driven by behavioral and psychological principles, that enhances our ability to provide dynamic solutions to borrowers. These tools are continuously improved via feedback loops from controlled testing and monitoring of alternative solutions.

By using these capabilities to tailor “what we say” and “how we say it” to each individual borrower, we create a “market of one” that is focused on the unique needs of each borrower. As a result, we are able to increase borrower acceptance rates of loan modifications and other resolution alternatives while at the same time increasing compliance.

We also continue to develop new programs, such as our highly regarded “Shared Appreciation Modification” (SAM) which incorporates principal reductions and lower payments for borrowers while providing a net present value positive loss mitigation outcome for investors, including the ability to recoup losses if property values increase over time. This unique program has been expanded in 2012 to include all but one state, and we hope to offer it nationally in 2013.

The quality of Ocwen’s servicing of high-risk loans is confirmed by internal benchmarking versus the industry and by numerous third-party studies, including, for example:

•	Moody’s Investor Services (January 2013) – Ocwen cured more loans than other subprime servicers and generated more cash-flow comparing the percentage of loans in static pools that started more than 90-days past due or in foreclosure and a year later became current, paid-off in full or were 60-days or less past due. Loans in bankruptcy at the beginning or end of the period were excluded from the Moody’s analysis. The same study also showed that Ocwen moved subprime loans through foreclosure faster than other subprime servicers did.
•	Analysis of BlackBox Logic LLC data (December 2012) – Data from BlackBox shows that Ocwen modifies a higher percentage of its loans subprime in subprime securities compared to all others while attaining lower re-default rates. Ocwen also had a higher percentage of borrowers in subprime securities that had made 12 consecutive payments (60%) than non-Ocwen borrowers (54%).
•	U.S. Department of the Treasury (May 2011) – Ocwen is above industry average in converting trial modifications to permanent modifications under the federal Home Affordable Modification Program (HAMP).

Ability to manage delinquencies and advances — We have been consistently successful in driving down delinquencies (loans 90 days or more past due) and advances on acquired business even though these acquired portfolios were previously managed by servicers that were considered among the best servicers in the business.

For example, after the Litton Acquisition, the HomEq Acquisition and the 2012 Saxon MSR Transaction, we saw the following decline in the percentage of delinquent loans and advances:

		Delinquencies (% of UPB)		Advances (% of UPB)
Acquisition	Acquisition Date	Upon Boarding to Ocwen’s System	December 31, 2012	Upon Boarding to Ocwen’s System	December 31, 2012 (1)
HomEq	Sep. 10, 2010	28.0%	20.3%	4.9%	2.4%
Litton	Sep. 1, 2011	35.0	25.8	6.7	5.2
Saxon	Apr. 12, 2012	28.7	23.5	5.5	4.5

(1)	Includes advances no longer on Ocwen’s balance sheet due to the sale to HLSS.

In addition, as indicated above, our analysis of subprime private-label securities data from BlackBox Logic LLC further supports our success in this area. However, while increasing borrower participation in modifications is a critical component of our ability to reduce delinquencies, equally important is the persistency of those modifications to remain current. Only 27.3% of Ocwen modifications are 60 or more days delinquent as compared to non-Ocwen servicer re-default rates of 38.3%. The data also confirm our success in generating loan cash flow showing that 72% of Ocwen’s subprime borrowers have made 10 or more payments in the past 12 months as compared to only 64.7% for other servicers.

Inquiries into servicer foreclosure practices by state or federal government bodies, regulators or courts are continuing and bring the possibility of adverse regulatory actions, including extending foreclosure timelines. Despite an extension of foreclosure timelines, the 90+ non-performing delinquency rate on the Ocwen portfolio as a percentage of UPB has declined from 27.9% at December 31, 2011 to 23.5% at December 31, 2012. This improvement occurred as modifications, especially on the Litton portfolio, have reduced delinquency rates and obviated foreclosure. Also, fewer loans have entered delinquency, as early intervention loss mitigation has improved.

Capacity to take on new business while meeting regulatory and customer requirements — We believe that OLS has the most scalable servicing platform in the industry primarily as a result of our technology. The significant growth in our servicing portfolio over the past three years demonstrates our ability to successfully scale up our platform.

Cost of funds and amount of capital required — We implemented a strategic initiative through our relationship with HLSS that has reduced the amount of capital that we require. HLSS acquires and holds MSRs and related servicing advances in a more efficient manner than is currently feasible for Ocwen. HLSS’s successful follow-on equity offerings in September and December suggests that we should ultimately achieve our goal of making Ocwen a capital light business.

On March 5, 2012, Ocwen completed an initial sale to HLSS of the Rights to MSRs related to serviced loans with a UPB of approximately $15.2 billion. HLSS also assumed the related match funded liabilities. OLS also entered into a subservicing agreement with HLSS on February 10, 2012 under which it will subservice the MSRs after legal ownership of the MSRs has been transferred to HLSS. Ocwen has since completed five additional “flow” sales to HLSS of Rights to MSRs for approximately $67.5 billion of UPB and related servicing advances. In these flow sales, unlike the initial sale, HLSS did not acquire the financing SPE that held the advances or assume any of the related match funded liabilities. Together, these transactions are referred to as the HLSS Transactions.

While the sale of the Rights to MSRs to HLSS will achieve an economic result for Ocwen substantially identical to a sale of the MSRs, Ocwen is accounting for the transactions as financings until the required third party consents are obtained and legal ownership of the MSRs transfers to HLSS.

The HLSS Transactions have improved Ocwen’s liquidity and cash flows as the sales resulted in net cash proceeds of $3.2 billion, a significant portion of which was used to repay match funded liabilities and to reduce the balance on the SSTL that we entered into on September 1, 2011 as required under the terms of the related loan agreement. Interest expense has increased as the interest on the portion of the sales proceeds accounted for as a financing is greater than the interest on the advance facility transferred to HLSS in the initial sale and on the match funded liabilities repaid with proceeds from the subsequent sales principally because Ocwen is also compensating HLSS for the cost of capital used to fund the transactions. The HLSS Transactions have also lowered Ocwen’s capital requirements since HLSS is acquiring not only the Rights to MSRs but also the servicer advances related to the Rights to MSRs and assuming responsibility for funding servicer advances in the future. Over time, we expect that the reduction in the equity required to run the servicing business will be greater than the reduction in net income, thus improving the return on equity of the servicing business.

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

See Note 3 to the Consolidated Financial Statements for additional details on the HLSS Transactions. See Note 27 for information regarding an agreement between Ocwen and HLSS Management, LLC (HLSS Management) to provide each other with certain professional services for a fee.

The asset sale to HLSS in December 2012 combined with senior secured debt allowed Ocwen to fund the Homeward Acquisition without the need to raise new equity beyond the $162 million in Preferred Shares issued to the sellers as part of the transaction. For the ResCap Acquisition, we closed the transaction on February 15, 2013 without raising any new equity.

BUSINESS SEGMENTS

The Servicing segment comprised over 99% of total revenues in 2012, 2011 and 2010. As disclosed above, in addition to acquiring Homeward’s servicing business, we also acquired its loan origination platform. As a result, we have identified an additional reportable operating segment: Lending. The Lending segment involves the origination, packaging and sale of agency mortgage loans into the secondary market via whole loans sales.

Segment results and total assets as of and for the years ended December 31 (dollars in thousands):

	2012		2011		2010
Segment	$	%	$	%	$	%
External Revenue
Servicing	$839,808	99.4%	$493,701	99.6%	$358,441	99.5%
Lending	141	—	—	—	—	—
Corporate Items and Other	5,057	0.6	2,229	0.4	1,940	0.5
Consolidated	$845,006	100.0%	$495,930	100.0%	$360,381	100.0%

Income (Loss) from Continuing Operations before Income Taxes
Servicing	$274,363	106.5%	$135,880	110.5%	$78,195	199.7%
Lending	(259)	(0.1)	—	—	—	—
Corporate Items and Other	(16,596)	(6.4)	(12,885)	(10.5)	(39,041)	(99.7)
Consolidated	$257,508	100.0%	$122,995	100.0%	$39,154	100.0%

Total Assets
Servicing	$4,461,755	78.7%	$4,301,371	91.0%	$2,495,966	85.4%
Lending	551,733	9.7	—	—	—	—
Corporate Items and Other	658,394	11.6	426,653	9.0	425,443	14.6
Consolidated	$5,671,882	100.0%	$4,728,024	100.0%	$2,921,409	100.0%

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segments” and Note 26 to the Consolidated Financial Statements for additional financial information regarding each of our segments.

Servicing

We earn fees for providing services to owners of mortgage loans and foreclosed real estate. In most cases, we provide these services either because we purchased the MSRs from the owner of the mortgage or because we entered into a subservicing or special servicing agreement with the entity that owns the MSRs. Servicing involves the collection and remittance of principal and interest payments received from borrowers, the administration of mortgage escrow accounts, the collection of insurance claims, the management of loans that are delinquent or in foreclosure or bankruptcy, including making servicing advances, evaluating loans for modification and other loss mitigation activities and, if necessary, foreclosure referrals and REO sales.

We are one of the largest third-party servicers of subprime residential mortgage loans in the U.S. As of December 31, 2012, we serviced 1,219,956 loans and real estate properties with an aggregate UPB of $203.7 billion under approximately 2,000 servicing agreements. Our servicing clients include institutions such as Freddie Mac, Morgan Stanley, Deutsche Bank, Credit Suisse, Goldman Sachs and Barclays. The mortgaged properties securing the loans that we service are geographically dispersed throughout all 50 states, the District of Columbia and two U.S. territories. The five largest concentrations of properties are located in California, Florida, New York, Texas and Illinois which, taken together, comprise 42% of the loans serviced at December 31, 2012. California has the largest concentration with 160,501 loans or 13% of the total. Subprime mortgage loan servicing involves special loss mitigation challenges that are not present to the same extent in prime loan servicing. Over a period of twenty years, we have developed proprietary best practices for reducing loan losses, and we continue to refine and enhance these practices to meet the challenges posed by the current market. Our proactive measures encourage borrowers who become delinquent to begin paying again on their loans and avoid foreclosure. In the current environment, loan modifications often provide a better outcome for loan investors than do foreclosures or forbearance plans. Servicers generally earn more profit as their portfolios become more current. We pride ourselves on keeping more borrowers in their homes than other servicers and avoiding foreclosure. This is a “win-win” situation for both the investors and the borrowers that we serve.

Our largest source of revenue is servicing fees. Purchased MSRs generally entitle us to an annual fee of up to 50 basis points of the average UPB of the loans serviced. Under subservicing arrangements, where we do not pay for or own the MSR, we are generally entitled to an annual fee of between 5 and 38 basis points of the average UPB. We also earn subservicing fees on a per loan basis. Although servicing fees generally accrue to the servicer when a loan is delinquent, servicing fees are usually only earned when a borrower makes a payment or when a delinquent loan is resolved through modification, payoff (discounted or in full) or through the sale of the underlying mortgaged property following foreclosure (Real Estate Owned, or REO). Because we only recognize servicing fee revenue when it is earned, our revenue is a function of UPB, the number of payments that we receive and delinquent loans that resolve either through borrower payments, modifications (HAMP and non-HAMP) or sales of REO.

Servicing fees, which comprised 72% of total Servicing and subservicing fees in 2012, are supplemented by ancillary income, including:

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

See Note 8 to the Consolidated Financial Statements for additional information on the composition of our Servicing and subservicing fees.

Loan Resolution (Modification and REO Sales). The importance of loan resolution to our financial performance is heightened by our revenue recognition policies. We do not recognize delinquent servicing fees or late fees as revenue until we collect cash on the related loan. The following loan modification scenarios illustrate the typical timing of our revenue recognition. The amounts used are presented in dollars and are for illustrative purposes only:

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

Inquiries into servicer foreclosure practices by state or federal government bodies, regulators or courts are continuing and bring the possibility of adverse regulatory actions, including extending foreclosure timelines. Foreclosure delays slow the recovery of deferred servicing fees and advances. Foreclosure timelines have increased as follows over each of the past three years:

	Increase in Average Foreclosure Timelines (in Days)
State Foreclosure Process	2012	2011	2010
Judicial	130	133	53
Non-Judicial	36	32	43

Despite this timeline extension, the 90+ non-performing delinquency rate on the Ocwen portfolio as a percentage of UPB has declined from 27.9% at December 31, 2011 to 23.5% at December 31, 2012. This improvement occurred as modifications, especially on the Litton portfolio, have driven down delinquency rates and obviated foreclosure. Also, fewer loans have entered delinquency, as early intervention loss mitigation has improved. It is not possible to predict the full financial impact of changes in foreclosure practices, but if the extension of timelines causes delinquency rates to rise, this could lead to a delay in revenue recognition and collections, an increase in operating expenses and an increase in the advance ratio. An increase in the advance ratio would lead to increased borrowings, reduced cash and higher interest expense.

Advance Obligation. As a servicer or subservicer, we have a variety of contractual obligations including the obligation to service the mortgages according to certain standards and to advance funds to securitization trusts in the event that borrowers are delinquent on their monthly mortgage payments. When a borrower becomes delinquent, we “advance” cash to the Real Estate Mortgage Investment Conduit (REMIC) Trustees on the scheduled remittance date thus creating a receivable from the REMIC Trust that is secured by the future cash flows from the REMIC Trust. We advance principal and interest (P&I Advances), taxes and insurance (T&I Advances) and legal fees, property valuation fees, property inspection fees, maintenance costs and preservation costs on properties that have already been foreclosed (Corporate Advances). If we determine that our P&I Advances cannot be recovered from the projected proceeds, we generally have the right to cease making P&I advances, declare advances in excess of net proceeds to be non-recoverable and, in most cases, immediately recover any excess advances from the general collections accounts of the respective REMIC Trust. With T&I Advances and Corporate Advances, we continue to advance if net proceeds exceed projected future advances without regard to advances already made. Most of our advances have the highest reimbursement priority (i.e., they are “top of the waterfall”) so that we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the REMIC Trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. The costs incurred in meeting these obligations consist principally of, but are not limited to, the interest expense incurred in financing the servicing advances. Most, but not all, subservicing contracts provide for more rapid reimbursement of any advances from the owner of the servicing rights.

Significant Variables. The key variables that significantly affect operating results in the Servicing segment are aggregate UPB, delinquencies and prepayment speed.

Aggregate Unpaid Principal Balance. Aggregate UPB is a key revenue driver. As noted earlier, servicing fees are expressed as a percentage of UPB, and growth in the portfolio generally means growth in servicing fees. Additionally, a larger servicing portfolio generates increased ancillary fees and leads to larger custodial account balances (float balances) generating greater float earnings. In general, a larger servicing portfolio also increases expenses but at a less rapid pace than the growth in UPB. To the extent that we grow UPB through the purchase of MSRs, our amortization of MSRs will typically increase with the growth in the carrying value of our MSRs. We will also incur additional interest expense to finance servicing advances, and the portfolios that we acquire generally have had a higher ratio of advances to UPB than our existing portfolio.

Delinquencies. Delinquencies have a significant impact on our results of operations and cash flows. Delinquencies affect the timing of revenue recognition because we recognize servicing fees as earned which is generally upon collection of payments from the borrower. Delinquencies also affect float balances and float earnings. Non-performing loans are more expensive to service than performing loans because, as discussed below, the cost of servicing is higher and, although collectibility is generally not a concern, advances to the investors increase which results in higher financing costs. Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. Loans in modification trial plans are considered forbearance plans until the trial is successfully completed or until the borrower misses a trial plan payment. We consider all other loans to be non-performing.

When borrowers are delinquent, the amount of funds that we are required to advance to the investors on behalf of the borrowers increases. We incur significant costs to finance those advances. We utilize both securitization (i.e., match funded liabilities) and revolving credit facilities to finance our advances. As a result, increased delinquencies result in increased interest expense.

The cost of servicing non-performing loans is higher than the cost of servicing performing loans primarily because the loss mitigation techniques that we must employ to keep borrowers in their homes or to foreclose, if necessary, are more costly than the techniques used in handling a performing loan. Procedures involve increased contact with the borrower for collection and the development of forbearance plans or loan modifications by highly skilled consultants who command higher compensation. This increase in operating expenses is somewhat offset by increased late fees for loans that become delinquent but do not enter the foreclosure process. In comparison, when loans are performing we have fewer interactions with the borrowers, and lower-cost customer service personnel conduct most of those interactions unless the loan is deemed to be at risk of defaulting.

Prepayment Speed. The rate at which the UPB for a pool or pools of loans declines has a significant impact on our business. Items reducing UPB include normal principal payments, refinancing, loan modifications involving forgiveness of principal, voluntary property sales and involuntary property sales such as foreclosures. Prepayment speed impacts future servicing fees, amortization and valuation of MSRs, float earnings on float balances, interest expense on advances and compensating interest expense. If we expect prepayment speed to increase, amortization expense will increase because MSRs are amortized in proportion to total expected servicing income over the life of a portfolio. The converse is true when expectations for prepayment speed decrease.

Third-Party Servicer Ratings. The U.S. Department of Housing and Urban Development, Freddie Mac, Fannie Mae and Ginnie Mae have approved OLS as a loan servicer. We are also the subject of mortgage servicer ratings issued and revised from time to time by credit rating agencies including Moody’s Investors Services, Inc. (Moody’s), Standard & Poor’s Rating Services (Standard & Poor’s) and Fitch Ratings (Fitch). Moody’s servicer ratings of OLS are “SQ2–” as a Residential Subprime Servicer and “SQ2” as a Residential Special Servicer. “SQ2” represents Moody’s second highest rating category. Until recently, Standard & Poor’s had rated OLS “Strong” as a Residential Special Servicer, Standard & Poor’s highest ratings category. However, on October 19, 2011, Standard & Poor’s downgraded OLS’ Residential Subprime Servicer rating from “Strong” to “Above Average,” reflecting Standard & Poor’s stated concerns at that time about our ability to integrate the HomEq and Litton platforms. On December 20, 2011, Fitch downgraded its rating of OLS for Residential Subprime Servicing to “RPS3” and its rating for Residential Special Servicing to “RSS3.” Previously, Fitch had rated OLS “RPS2” and “RSS2”, its second highest categories. Fitch stated its rating actions were based on concerns over our offshore staffing approach and overall growth strategy, which Fitch characterized as “aggressive,” as well as the heightened regulatory scrutiny for the industry in general. Servicers rated in Fitch’s ‘3’ category demonstrate proficiency in overall servicing ability. Neither Standard & Poor’s nor Fitch’s servicer rating downgrades suggested that OLS was unacceptable or unable to continue to serve as a servicer on any transaction, nor did they raise any actual performance issues concerning OLS’ servicing of loans. See “Risk Factors – Risks Relating to Our Business and Industry” for a discussion of the adverse effects that a downgrade in our servicer ratings could have on our business, financing activities, financial condition or results of operations.

Lending

The lending business, which we acquired as part of the Homeward Acquisition, primarily originates and purchases agency-conforming mortgage loans, mainly through correspondent lending. After origination, we package the loans and sell them in the secondary mortgage market, while retaining the associated MSRs for our mortgage servicing business. In addition, in 2012, Homeward commenced a direct lending business initially to pursue refinancing opportunities from its existing servicing portfolio, where permitted. Borrowers typically have high credit scores and manageable levels of consumer debt.

After obtaining GSE approvals to commence correspondent lending, Homeward commenced its lending business in late 2011. Since then, Homeward has developed a sustainable, balanced business model that currently originates approximately $800 million of high credit quality mortgage loans at competitive prices each month. Homeward has a seasoned underwriting and risk management team with an average of over 20 years of mortgage industry experience. The lending business creates an organic source of growth for our servicing business through the MSRs retained from originated loans that are sold into the secondary market. Lending revenues include interest income earned for the period the loans are on our balance sheet, gain on sale income representing the difference between the origination value and the sale value of the loan and fee income earned at origination.

Generally, a portion of the servicing portfolio is susceptible to refinance activity during periods of declining interest rates. This runoff results in a decline in the fair value of prime MSRs because we will no longer receive servicing fees associated with the loans that are refinanced. Our lending activity, and the prime MSRs created by sales of loans on a servicing retained basis, creates a hedge against the reduced fair value of MSRs because we would expect originations volume to increase and partially offset the economic impact of the decline in value of the MSR as runoff increases.

Homeward is currently licensed to originate loans in 41 U.S. jurisdictions, including the District of Columbia and Puerto Rico, and has applications pending for licenses in the remaining states.

Origination Platform. Through Homeward, we originate a variety of agency-conforming residential mortgage loans through two businesses—correspondent lending and direct lending.

We hold the mortgage loans we purchase and originate on our balance sheet while the loans are pooled for delivery to the final investor, typically a GSE. During this holding period, which is generally brief, we earn interest income based on each loan’s stated interest rate. We finance the loans we hold on our balance sheet through a variety of lending facilities provided by third parties.

Correspondent Lending. Our correspondent lending business operates through a network of approved third party originators to purchase residential mortgage loans that have been originated by the third party originators, which we then package and resell on the secondary market while retaining the associated MSRs.

All of the third party originators are approved before purchasing mortgage loans from them. We also employ an ongoing monitoring process over our third party originators and the performance of the loans they have sold to us. We perform a variety of pre- and post-funding review procedures to ensure that the loans we purchase conform to our requirements and to the requirements of the investors to whom we sell loans.

Direct Lending. We also originate mortgage loans directly with borrowers through our direct lending business. Our direct lending business is currently focused on originating loans that are eligible for refinancing under the expanded federal government’s Home Affordable Refinance Program (HARP) program–also referred to as HARP 2.0.

Corporate Items and Other

In Corporate Items and Other, we report items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash and certain corporate expenses. Our cash balances are also included in Corporate Items and Other. Corporate debt has been reduced to zero as a result of converting the remaining balance of the 3.25% Contingent Convertible Senior Unsecured Notes due in 2024 (Convertible Notes) to 4,635,159 shares of common stock on March 28, 2012 and redeeming the remaining balance of the 10.875% Capital Securities due in 2027 (Capital Securities) on August 31, 2012.

Business activities included in Corporate Items and Other that are not considered to be of continuing significance include our investments in subprime residential loans held for sale that carried at the lower of cost or fair value, our unconsolidated equity investments in Correspondent One, Ocwen Structured Investments, LLC (OSI), Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO) and our affordable housing activities. In December 2012, we sold the subprime residual securities we held that were issued by the four loan securitization trusts that we began including in our consolidated financial statements effective January 1, 2010. As a result, effective on the date of the sale we no longer include these trusts in our consolidated financial statements. OSI, ONL and OREO represent asset management vehicles engaged in the management of residential assets. We are allowing the assets of OSI to run off. The assets of ONL and OREO were liquidated to cash during 2012 and the entities were dissolved in December.

Corporate Items and Other also includes certain diversified fee-based business activities that we acquired as part of the Homeward Acquisition on December 27, 2012 and expect to be sold to Altisource in March 2013. These activities include (i) valuation services through which Homeward provides analysis and quality assurance of property valuations nationwide and manages a network of independent appraisers and real estate brokers, (ii) REO management services, (iii) title and closing services, (iv) advisory services, and (v) other fee-based services.

SOURCES OF FUNDS

Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues
•	Collections of prior servicer advances in excess of new advances
•	Proceeds from match funded liabilities
•	Proceeds from lines of credit and other secured borrowings
•	Proceeds from sales of Rights to MSRs and related advances to HLSS
•	Proceeds from sales of originated loans.

In addition to these near-term sources, potential additional long-term sources of liquidity include proceeds from the issuance of debt securities and equity capital.

Our primary uses of funds are:

•	Payments for advances in excess of collections on existing servicing portfolios
•	Payment of interest and operating costs
•	Purchases of MSRS and related advances
•	Funding of originated loans
•	Repayments of borrowings.

For the loan origination business acquired in the Homeward Acquisition, we use mortgage loan warehouse facilities to fund loans on a short-term basis until they are sold to secondary market investors. The majority of the warehouse facilities are structured as repurchase agreements under which ownership of the loans is temporarily transferred to a lender. The funds are repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30-45 days.

We closely monitor our liquidity position and ongoing funding requirements, and we invest available funds primarily in money market demand deposits.

Our ability to sustain and grow our servicing business depends in part on our ability to maintain and expand sources of financing to fund servicing advances and to purchase new MSRs. We finance most of our advances using variable and fixed rate match funded securitization facilities. From time to time, we also finance other assets with debt. On September 1, 2011, we entered into a SSTL agreement that is secured by a first priority security interest in substantially all of Ocwen’s tangible and intangible assets.

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

EMPLOYEES

As of December 31, 2012, we had 7,641 employees, of which 2,482 were employed in our U.S. facilities, 5,097 in our India operations centers and 62 in Uruguay. We have had operations in India for more than ten years. Our Uruguay operation center, located in Montevideo, has been in existence since 2008.

In the U.S., we had 478 employees in our West Palm Beach, Florida facility as of December 31, 2012. We also had 1,518 employees in Coppell, Texas, Addison, Texas and Jacksonville, Florida as a result of the Homeward Acquisition. We had 314 employees in Houston, Texas and 172 employees at various other locations in the U.S.

Of our employees in India as of December 31, 2012, 1,878 were in our Bangalore facilities and 1,856 were in our Mumbai facilities. We also have 1,363 employees in Pune, India as a result of the Homeward Acquisition. Our India-based workforce is deployed as follows:

•	86% are in Servicing,
•	12% are in support functions, including Human Resources, Corporate Services, Accounting, Legal and Risk Management and
•	2% are in other business segments.

REGULATION

Our business is subject to extensive regulation by federal, state and local governmental authorities, including the Consumer Financial Protection Bureau (CFPB), the Federal Trade Commission (FTC), the SEC and various state agencies that license, audit and conduct examinations of our mortgage servicing and collection activities in a number of states. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to our policies, procedures and practices regarding our loan servicing and debt collection business activities. We incur significant ongoing costs to comply with new and existing laws and governmental regulation of our business.

We must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, Homeowners Protection Act, the Federal Trade Commission Act and, more recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and state foreclosure laws. These statutes apply to loan origination, debt collection, use of credit reports, safeguarding of non−public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.

Our failure to comply with applicable federal, state and local consumer protection laws could lead to:

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

On July 21, 2010, the Dodd-Frank Act was signed into law by President Obama. The Dodd-Frank Act constitutes a sweeping reform of the regulation and supervision of financial institutions, as well as the regulation of derivatives, capital market activities and consumer financial services. Many provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agency and will take effect over several years. The ultimate impact of the Dodd-Frank Act and its effects on our business will, therefore, not be fully known for an extended period of time.

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

The CFPB will directly affect the regulation of residential mortgage servicing in a number of ways. First, the CFPB will have rulemaking authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA and RESPA. Second, the CFPB will have supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction will include those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans. We expect that OLS will be subject to supervision, examination and enforcement by the CFPB.

On January 17, 2013, the CFPB issued a set of new rules under the Dodd-Frank Act that will require mortgage servicers to (i) warn borrowers before any interest rate adjustments on their mortgages and provide alternatives for borrowers to consider, (ii) provide monthly mortgage statements that explicitly breakdown principal, interest, fees, escrow and due dates, (iii) provide options for avoiding lender-placed, or “forced-placed” insurance, (iv) provide early outreach to borrowers in danger of default regarding options to avoid foreclosure, (v) provide that payments be credited to borrower accounts the day they are received, (vi) require borrower account records be kept current, (vii) provide increased accessibility to servicing staff and records for borrowers and (viii) investigate errors within 30 days and improve staff accessibility to consumers, among other things. The new rules are scheduled to go into effect on January 10, 2014 and could cause us to modify servicing processes and procedures and to incur additional costs in connection therewith.

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

We expect to continue to incur significant ongoing operational and system costs in order to prepare for compliance with these new laws and regulations. Furthermore, there may be additional federal or states laws enacted that place additional obligations on servicers of residential mortgage loans.

There are a number of foreign laws and regulations that are applicable to our operations in India and Uruguay including acts that govern licensing, employment, safety, taxes, insurance and the laws and regulations that govern the creation, continuation and the winding up of companies as well as the relationships between the shareholders, the company, the public and the government in both countries. The Central Act is applicable to all of India while various state acts may be applicable to certain locations in India. Non-compliance with the laws and regulations of India could result in fines, penalties or sanctions to our operations. In addition, non-compliance could lead to loss of reputation and other penalties and prosecution.

AVAILABLE INFORMATION

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website (www.ocwen.com) as soon as such material is electronically filed with or furnished to the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, including OCN, that file electronically with the SEC. The address of that site is www.sec.gov. We have also posted on our website, and have available in print upon request, the charters for our Audit Committee, Compensation Committee and Governance Committee, our Governance Guidelines and our Code of Ethics and Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Ethics or waiver thereto applicable to any executive officer or director. The information provided on our website is not part of this report and is, therefore, not incorporated herein by reference.

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

An increase in delinquencies and foreclosure rates could increase both interest expense on advances and operating expenses and could cause a reduction in income from, and the value of, our servicing portfolio as well as loans.

During any period in which a borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. We also advance funds to maintain, repair and market real estate properties on behalf of investors. Most of our advances have the highest standing and are “top of the waterfall” so that we are entitled to repayment from respective loan or REO liquidations proceeds before most other claims on these proceeds, and in the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool level proceeds.

•	Revenue. An increase in delinquencies may delay the timing of revenue recognition because we recognize servicing fees as earned which is generally upon collection of payments from borrowers or proceeds from REO liquidations. An increase in delinquencies also leads to lower float balances and float earnings. Additionally, an increase in delinquencies in our GSE servicing portfolio acquired from Homeward will result in lower revenue because we collect servicing fees from GSEs only on performing loans.
•	Expenses. Higher delinquencies increase our cost to service loans, as loans in default require more intensive effort to bring them current or manage the foreclosure process. An increase in advances outstanding relative to the change in the size of the servicing portfolio can result in substantial strain on our financial resources. This occurs because excess growth of advances increases financing costs with no offsetting increase in revenue, thus reducing profitability. If we are unable to fund additional advances, we could breach the requirements of our servicing contracts. Such developments could result in our losing our servicing rights, which would have a substantial negative impact on our financial condition and results of operations and could trigger cross-defaults under our various credit agreements.
•	Valuation of MSRs. Apart from the risk of losing our servicing rights, defaults are involuntary prepayments resulting in a reduction in UPB. This may result in higher amortization and impairment in the value of our MSRs.

Adverse economic conditions could also negatively impact our newly acquired lending business. For example, during the economic crisis, total U.S. residential mortgage originations volume decreased substantially. Moreover, declining home prices and increasing loan-to-value ratios may preclude many potential borrowers from refinancing their existing loans. Further, an increase in prevailing interest rates could decrease originations volume.

A continued deterioration or a delay in the recovery of the residential mortgage market may reduce the number of loans that we service or originate, adversely affect our ability to sell mortgage loans or increase delinquency rates. Any of the foregoing could adversely affect our business, financial condition and results of operations.

We may be unable to obtain sufficient capital to meet the financing requirements of our business, which may prevent us from having sufficient funds to conduct our operations or meet our obligations on our advance facilities.

Our financing strategy includes the use of significant leverage. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to continue to borrow money. Our ability to borrow money is affected by a variety of factors including:

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

Our advance facilities are revolving facilities, and in a typical monthly cycle, we repay up to one-third of the borrowings under these facilities from collections. During the remittance cycle, which starts in the middle of each month, we depend on our lenders to provide the cash necessary to make remittances to the Servicing investors where new advances represent eligible collateral under our advance facilities. If one or more of these lenders were to fail, we may not have sufficient funds to meet our obligations.

A significant increase in prepayment speeds could adversely affect our financial results.

Prepayment speed is a significant driver of our business. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. Prepayment speeds have a significant impact on our servicing fee revenues, our expenses and on the valuation of our MSRs as follows:

•	Revenue. If prepayment speeds increase, our servicing fees will decline more rapidly than anticipated because of the greater than expected decrease in the UPB on which those fees are based. The reduction in servicing fees would be somewhat offset by increased float earnings because the faster repayment of loans will result in higher float balances that generate the float earnings. Conversely, decreases in prepayment speeds result in increased servicing fees but lead to lower float balances and float earnings.
•	Expenses. Amortization of MSRs is one of our largest operating expenses. Since we amortize servicing rights in proportion to total expected income over the life of a portfolio, an increase in prepayment speeds leads to increased amortization expense as we revise downward our estimate of total expected income. Faster prepayment speeds also result in higher compensating interest expense. Decreases in prepayment speeds lead to decreased amortization expense as the period over which we amortize MSRs is extended. Slower prepayment speeds also lead to lower compensating interest expense.
•	Valuation of MSRs. We base the price we pay for MSRs and the rate of amortization of those rights on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds were significantly greater than expected, the carrying value of our MSRs that we account for using the amortization method could exceed their estimated fair value. When the carrying value of these MSRs exceeds their fair value, we are required to record an impairment charge which has a negative impact on our financial results. Similarly, if prepayment speeds were significantly greater than expected, the fair value of our MSRs which we carry at fair value could decrease. When the fair value of these MSRs decreases, we record a loss on fair value which also has a negative impact on our financial results.

We may be unable to maintain or expand our servicing portfolio.

Our servicing portfolio may be prepaid prior to maturity, refinanced with a mortgage loan not serviced by us or involuntarily liquidated through foreclosure or other liquidation process. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to acquire the right to service or subservice additional pools of residential mortgage loans or to originate additional loans for which we retain the MSRs. We may not be able to acquire MSRs or enter into additional fee-based servicing agreements on terms favorable to us or at all, due to factors such as decreased residential mortgage loan production and competition. Although Homeward has been originating mortgage loans since November 2011, its track record in this line of business is still limited and subject to uncertainty. Furthermore, third party originators have relationships with more than one correspondent lender and may elect to sell some or all of their loans to one or more correspondent lenders other than us.

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

Standard & Poor’s, Moody’s and Fitch rate us as a mortgage servicer. Favorable ratings from these agencies are important to the conduct of our loan servicing business. As disclosed in “Operating Segments-Servicing-Third-Party Servicer Ratings”, Standard & Poor’s and Fitch downgraded their residential subprime servicing ratings of OLS in 2011. Downgrades in servicer ratings could adversely affect our ability to finance servicing advances and maintain our status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in our servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of match funded advance facilities that we may seek in the future. In addition, some of our PSAs require that we maintain specified servicer ratings. Our failure to maintain favorable or specified ratings may cause our termination as servicer and further impair our ability to consummate future servicing transactions, which could have an adverse effect on our business, financing activities, financial condition and results of operations.

Loan putbacks could adversely affect our business.

Homeward’s contracts with purchasers of originated loans contain provisions that require indemnification or repurchase of the related loans under certain circumstances. Additionally, in one of the servicing contracts that Homeward acquired in 2008 from Freddie Mac involving non-prime mortgage loans, it assumed the origination representations and warranties even though it did not originate the loans. While the language in the purchase contracts varies, they contain provisions that require Homeward to indemnify purchasers of related loans or repurchase such loans if:

•	representations and warranties concerning loan quality, contents of the loan file or loan
•	underwriting circumstances are inaccurate;
•	adequate mortgage insurance is not secured within a certain period after closing;
•	a mortgage insurance provider denies coverage; or
•	there is a failure to comply, at the individual loan level or otherwise, with regulatory requirements.

In addition, in connection with the Rescap Acquisition, we assumed potential liabilities with respect to a portfolio of mortgage loans that, if they are not made current, foreclosed upon or otherwise resolved within specified timeframes, could result in repurchase demands for affected mortgage loans from Freddie Mac. Similar repurchase liabilities could also result from newly-originated loans from our lending business that are sold to Freddie Mac for securitization.

We believe that, as a result of the current market environment, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and under which such purchasers would benefit from enforcing any indemnification rights and repurchase remedies they may have.

As our lending business grows, we expect that our exposure to indemnification risks and repurchase requests is likely to increase. If home values continue to decrease, our realized loan losses from loan repurchases and indemnifications may increase as well. As a result, our reserve for repurchases may increase beyond our current expectations. If we are required to indemnify or repurchase loans that we originate and sell, and where we have assumed this risk on loans that we service, as discussed above, in either case resulting in losses that exceed our related reserve, our business, financial condition and results of operations could be adversely affected.

Ocwen was a party to loan sales and securitizations dating back to the 1990s. The majority of securities issued in these transactions has been retired and are not subject to put-back risk. There is one remaining securitization with an original UPB of approximately $200 million where Ocwen provided representations and warranties and the loans were originated in the last decade. Ocwen performed due diligence on each of the loans included in this securitization. The outstanding UPB of this securitization was $41.2 million at December 31, 2012, and the outstanding balance of the notes was $41.1 million. Ocwen is not aware of any inquiries or claims regarding loan put-backs for any transaction where we made representations and warranties. We do not expect loan put-backs related to these loans to result in any material change to our financial position, operating results or liquidity.

In several recent court actions, mortgage loan sellers against whom repurchase claims have been asserted based on alleged breaches of representations and warranties are defending on various grounds including the expiration of statutes of limitation, lack of notice and opportunity to cure and vitiation of the obligation to repurchase as a result of foreclosure or charge off of the loan. Ocwen is not a party to any of the actions, but we are the servicer for certain securitizations involved in such actions. Should Ocwen be made a party to these or similar actions, we may need to defend allegations that we failed to service loans in accordance with applicable agreements and that such failures prejudiced the rights of repurchase claimants against loan sellers. We believe that any such allegations would be without merit and, if necessary, would vigorously defend against them. If, however, we were required to compensate claimants for losses related to seller breaches of representations and warranties in respect of loans we service, then our business, financial condition and results of operations could be adversely affected.

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

Certain non-recurring gains and losses that have significantly affected our operating results in the past may result in substantial inter-period variations in financial performance in the future.

Our hedging strategies may not be successful in mitigating our exposure to interest rate risk.

At present, we have entered into interest rate swaps to fix our exposure to variable interest rates under our match funded advance funding facilities. If we are successful in acquiring additional servicing or sub-servicing rights, there is no assurance that we will be able to obtain the fixed rate financing that would be necessary to protect us from the effect of rising interest rates. Therefore, we may consider utilizing various derivative financial instruments to protect against the effects of rising rates. In addition, we use interest rate swaps, U.S. Treasury futures, forward contracts and other derivative instruments to hedge our interest rate exposure on loans and MSRs measured at fair value. Nevertheless, no hedging strategy can completely protect us. The derivative financial instruments that we select may not have the effect of reducing our interest rate risks. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. We cannot be assured that our hedging strategies and the derivatives that we use will adequately offset the risks of interest rate volatility or that our hedging transactions will not result in or magnify losses.

We have significant operations in India that could be adversely affected by changes in the political or economic stability of India or by government policies in India or the U.S.

More than 67% of our employees are located in India. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations centers. For example, changes in privacy regulations could require us to curtail our use of lower-cost operations in India to service our businesses. If we were to cease our operations in India and transfer these operations to another geographic area, we could incur increased overhead costs that could materially and adversely affect our results of operations.

We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent in India. Unless we are able to continue to enhance the efficiency and productivity of our employees, wage increases in the long term may reduce our profitability.

Technology failures could damage our business operations or reputation and increase our costs.

The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures may interrupt or delay our ability to provide services to our customers. The secure transmission of confidential information over the Internet and other electronic distribution and communication systems is essential to our maintaining consumer confidence in certain of our services. Security breaches, computer viruses, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology that we use to protect our borrowers’ personal information and transaction data. Consumers generally are concerned with security breaches and privacy on the Internet, and Congress or individual states could enact new laws regulating the electronic commerce market that could adversely affect us. In addition, given the volume of transactions that we process and monitor, certain errors may be repeated or compounded before they are discovered and rectified. If one or more of such events occurs, this could potentially jeopardize data integrity or confidentiality of information processed and stored in, or transmitted through, our computer systems and networks, which could result in our facing significant losses, reputational damage and legal liabilities.

Our business is substantially dependent on our ability to process and monitor a large number of transactions, many of which are complex, across numerous and diverse real estate markets. These transactions often must adhere to the terms of complex legal agreements, as well as legal and regulatory standards. We are responsible for developing and maintaining operational systems and infrastructure, which is challenging. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume or unforeseen catastrophic events, potentially resulting in data loss and adversely affecting our ability to process these transactions.

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

Our directors and executive officers and their affiliates collectively own or control approximately 17% of our outstanding common shares (excluding stock options). This includes approximately 13% owned or controlled by our executive chairman, William C. Erbey, and approximately 4% owned or controlled by our director and former chairman, Barry N. Wish. As a result, these shareholders could influence or control virtually all matters requiring shareholder approval, including the amendment of our articles of incorporation, the approval of mergers or similar transactions and the election of all directors.

We are exposed to market risk, including, among other things, liquidity risk, prepayment risk and foreign currency exchange risk.

We are exposed to liquidity risk primarily because of the highly variable daily cash requirements to support our servicing business including the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. We are also exposed to liquidity risk by our need to originate and finance mortgage loans and sell mortgage loans into the secondary market. In general, we finance our operations through operating cash flows and various other sources of funding including match funded agreements, secured lines of credit and repurchase agreements. We believe that we have adequate financing for the next twelve months.

We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or on different bases, than our interest earning assets or when financed assets are not interest-bearing. Our servicing business is characterized by non-interest earning assets financed by interest bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At December 31, 2012, we had total advances and match funded advances of $3.2 billion. We are also exposed to interest rate risk because a portion of our advance funding and other outstanding debt at December 31, 2012 is variable rate. Rising interest rates may increase our interest expense. Nevertheless, earnings on float balances partially offset this variability. We have also entered into interest rate swaps to hedge our exposure to rising interest rates. The MSRs which we measure at fair value are subject to substantial interest rate risk as the mortgage notes underlying the servicing rights permit the borrowers to prepay the loans. We enter into economic hedges (derivatives that do not qualify as hedges for accounting purposes) including interest rate swaps, U.S. Treasury futures and forward contracts to minimize the effects of loss in value of these MSRs associated with increased prepayment activity that generally results from declining interest rates.

In our lending business, we are subject to interest rate and price risk on mortgage loans held for sale from the loan funding date until the date the loan is sold into the secondary market. Generally, the fair value of a loan will decline in value when interest rates increase and will rise in value when interest rates decrease. To mitigate this risk, we enter into forward trades to provide an economic hedge against those changes in fair value on mortgage loans held for sale. Interest rate lock commitments (IRLCs) represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage applicant, whereby the interest rate is set prior to funding. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. Our interest rate exposure on these derivative loan commitments is hedged with freestanding derivatives such as forward contracts. We enter into forward contracts with respect to fixed rate loan commitments.

We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in Uruguay and India expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant. We have periodically entered into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee on amounts payable to our subsidiary in India. No such forward contracts were outstanding as of December 31, 2012.

Risks Relating to Government Regulation

Regulatory scrutiny regarding foreclosure processes could lengthen timelines or increase prepayment speeds which would negatively affect our liquidity and profitability.

The process to foreclose on properties securing residential mortgage loans is governed by state law and varies by state. As discussed in the “Operating Segments - Servicing” section, state banking regulators and state attorneys general have publicly announced that they have initiated inquiries into banks and servicers regarding compliance with legal procedures in connection with mortgage foreclosures, including the preparation, execution, notarization and submission of documents, principally affidavits, filed in connection with foreclosures. For the most part, these inquiries have arisen from the 25 so-called “judicial states,” namely, those jurisdictions that require lenders or their servicers to go through a judicial proceeding to obtain a foreclosure order. In these judicial states, lenders or their servicers are generally required to provide to the court the mortgage loan documents and a sworn and notarized affidavit of an officer of the lender or its servicer with respect to the facts regarding the delinquency of the mortgage loan and the foreclosure. These affidavits are generally required to be based on the personal knowledge of the officer that executes the affidavit after a review of the mortgage loan documents. Regulators from “quasi-judicial states” and “non-judicial states,” however, have made similar inquiries as well. In these states, lenders or their servicers may foreclose on a defaulted mortgage loan by delivering to the borrower a notice of the foreclosure sale without the requirement of going through a judicial proceeding, unless the borrower contests the foreclosure or files for bankruptcy. If the borrower contests the foreclosure or files for bankruptcy in a non-judicial state, court proceedings, including affidavits similar to those provided in the judicial states are generally required.

In connection with the continuing governmental scrutiny of foreclosure processes and practices in the industry, some jurisdictions have enacted laws and adopted procedures that have the effect of increasing the time that it takes to complete a foreclosure or prevent foreclosures in such jurisdictions. When a mortgage loan is in foreclosure, we are generally required to continue to advance delinquent principal and interest to the securitization trust and to make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent that we determine that such amounts are recoverable. These servicing advances are generally recovered when the delinquency is resolved. Regulatory actions that lengthen the foreclosure process will increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred during the foreclosure process. In addition, advance financing facilities generally contain provisions that limit the eligibility of servicing advances to be financed based on the length of time that the servicing advances are outstanding. Certain of our match funded advance facilities have provisions that limit new borrowings if average foreclosure timelines extend beyond a certain time period. As a result, an increase in foreclosure timelines could further increase the amount of servicing advances that we need to fund with our own capital. Such increases in foreclosure timelines could increase our interest expense, delay the collection of servicing fee revenue until the foreclosure has been resolved and, therefore, reduce the cash that we have available to pay our operating expenses.

Governmental bodies may also impose regulatory fines or penalties as a result of our foreclosure processes or impose additional requirements or restrictions on such activities which could increase our operating expenses. For instance, in April 2011 the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (FRB) and the Federal Deposit Insurance Corporation (FDIC) entered into consent orders with the fourteen largest mortgage servicers to address alleged deficient practices in residential mortgage loan servicing and foreclosure processing. Under the consent orders, these mortgage servicers are required to submit written remediation plans that address enterprise-wide risk management, internal audit and compliance programs for their residential mortgage loan servicing, loss mitigation and foreclosure activities. Remedial measures required under these consent orders and written plans may include, among other measures, revisions to servicing operations and remediation of all financial injury to borrowers caused by any errors, misrepresentations or other deficiencies identified in the parties’ recent foreclosures. Ocwen is not subject to OCC, FRB or FDIC regulation, and therefore, it has not been subject to any consent decree initiated by these federal regulatory agencies. Nevertheless, Ocwen could become subject to similar consent decrees, enforcement actions or investigations as a result of other federal or state regulatory or legislative action.

On February 9, 2012, the Department of Housing and Urban Development (HUD), Attorneys General representing 49 states and the District of Columbia and other agencies announced a $25 billion settlement (the National Mortgage Settlement) with the five largest mortgage servicers—Bank of America Corporation, JP Morgan Chase & Co., Wells Fargo & Company, Citigroup Inc. and Ally Financial Inc. (formerly GMAC)—regarding servicing and foreclosure issues. In addition to assessing monetary penalties which are required to be used to provide financial relief to borrowers (including refinancing and principal write-downs), the National Mortgage Settlement requires that these servicers implement changes in how they service mortgage loans, handle foreclosures and provide information to bankruptcy courts. As part of the ResCap Acquisition, Ocwen will be required to service the ResCap loans in accordance with the requirements of the National Mortgage Settlement. The Office of Mortgage Settlement Oversight, which is responsible for monitoring compliance with obligations under the National Mortgage Settlement, issued a report on February 14, 2013 confirming that Ally/ResCap have completed its minimum consumer relief obligations.

Governmental and legal proceedings and related costs could adversely affect our financial results.

An adverse result in a governmental investigation or private lawsuits, including purported class action lawsuits, could affect our financial condition and results of operations. Ocwen and certain of its affiliates have been named as defendants in a number of lawsuits, including purported class actions, challenging our residential loan servicing practices. We are also subject to a number of pending federal and state regulatory investigations, examinations, inquiries, requests for information and/or other actions. In July 2010, OLS received two subpoenas from the Federal Housing Finance Agency as conservator for Freddie Mac and Fannie Mae in connection with ten private label mortgage securitization transactions where Freddie Mac and Fannie Mae have invested. The transactions include mortgage loans serviced but not originated by OLS or its affiliates. On November 24, 2010, OLS received a Civil Investigative Demand (CID) from the FTC requesting documents and information regarding various servicing activities. On June 6, 2012, the FTC notified OLS that it had referred this CID to the CFPB. On November 7, 2011, OLS received a CID from the Attorney General’s Office of the Commonwealth of Massachusetts requesting documents and information regarding certain foreclosures executed in Massachusetts. On January 18, 2012, OLS received a subpoena from the New York Department of Financial Services (NY DFS) requesting documents regarding OLS’ policies, procedures and practices regarding lender-placed or “force-placed” insurance which is required to be provided for borrowers who allow their hazard insurance policies to lapse. Separately, on December 5, 2012 we entered into a Consent Order with the NY DFS in which we agreed to the appointment of a Monitor to oversee our compliance with the Agreement on Servicing Practices. A process is underway with respect to the selection and appointment of a Monitor by the NY DFS, and we intend to continue to cooperate with respect thereto. On August 13, 2012, OLS received a request from the Multi-State Mortgage Committee of the Conference of State Bank Supervisors (MMC) to provide information and data relating to our loan servicing portfolio, including loan count and volume data, loan modifications, fees assessed, delinquencies, short sales, loan-to-value data and rating agency reports. The MMC, along with the CFPB, certain state Attorneys General and other agencies who were involved in the National Mortgage Settlement, also requested that we indicate our position on behalf of OLS and Litton on the servicing standards and consumer relief provisions contained in the National Mortgage Settlement executed by five large bank servicers.

We are cooperating with and providing requested information to each of the agencies involved in the foregoing actions. Specifically in response to the request from the MMC, CFPB, state Attorneys General and other agencies, we indicated our willingness to adopt the servicing standards set out in the National Mortgage Settlement with certain caveats. We further indicated our willingness to undertake various consumer assistance commitments in the form of loan modifications and other foreclosure avoidance alternatives.

On November 30, 2012, prior to our completion of the Homeward Acquisition, two CIDs were issued to Homeward Residential, Inc. (HRI) by the U.S. Department of Justice, Eastern District of Texas, as part of an investigation of whether HRI violated the False Claims Act in connection with its participation in the Home Affordable Mortgage Program (HAMP). We were advised by HRI that documents and information have been provided pursuant to these CIDs. The investigation remains open, and we intend to cooperate in the event there are further informational requests. On February 26, 2013, the MMC, CFPB and state Attorneys General requested that we consider a proposal to contribute to a consumer relief fund that would provide cash payments to borrowers foreclosed upon by OLS and various entities we have acquired. We believe the maximum liability under this proposal would be approximately $135 million. We do not believe such a contribution from us is warranted under the circumstances and have so notified the requesting parties. It is reasonably possible that legal proceedings could ensue with regard to this matter and, if so, we will defend vigorously. At this time, the amounts, if any, that ultimately could be incurred with regard to this matter are not reasonably estimable.

One or more of the foregoing regulatory actions or similar actions in the future against Ocwen, OLS, Litton or Homeward could cause us to incur fines, penalties, settlement costs, damages, legal fees or other charges in material amounts, or undertake remedial actions pursuant to administrative orders or court-issued injunctions, any of which could adversely affect our financial results or incur additional significant costs related to our loan servicing operations.. For more information about our legal proceedings, see Item 3, “Legal Proceedings.”

The expanding body of federal, state and local regulation and/or the licensing of mortgage servicers, collection agencies or other aspects of our business may increase the cost of compliance and the risks of noncompliance.

As noted in the “Regulation” section, the servicing of residential mortgage loans is subject to extensive federal, state and local laws, regulations and administrative decisions. The volume of new or modified laws and regulations has increased in recent years and is likely to continue to increase. If our regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements which may further adversely affect our results of operations or financial condition. In addition, our failure to comply with these laws and regulations could lead to civil and criminal liability; loss of licensure; damage to our reputation in the industry; fines, penalties and litigation, including class action lawsuits; or administrative enforcement actions. Any of these outcomes may adversely affect our results of operations or financial condition.

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

Federal and state legislative and GSE initiatives in residential mortgage-backed securities, or RMBS, and securitizations may adversely affect our financial condition and results of operations.

There are federal and state legislative and GSE initiatives that could, once fully implemented, adversely affect our loan origination business. For instance, the risk retention requirement under the Dodd-Frank Act requires securitizers to retain a minimum beneficial interest in RMBS they sell through a securitization, absent certain qualified residential mortgage (QRM) exemptions. Once implemented, the risk retention requirement may result in higher costs of certain lending operations and impose on us additional compliance requirements to meet servicing and originations criteria for QRMs. Additionally, the amendments to Regulation AB relating to the registration statement required to be filed by asset-backed securities, or ABS, issuers recently adopted by the SEC pursuant to the Dodd-Frank Act and for other expected amendments to such regulations and other relevant regulations has increased and may further increase compliance costs for ABS issuers, such as ourselves, which will in turn increase our cost of funding and operations. If the CFPB’s final rule regarding the ability-to-repay requirement and the qualified mortgage (QM) definition contains a rebuttable presumption of a lender’s satisfaction of its obligations to determine the borrower’s ability to repay, rather than a legal safe harbor for QMs, we believe that this would result in potential liability and legal uncertainty for lenders, leading to restricted access to credit for consumers and reduced volume of loans for us to originate.

Potential violations of predatory lending and/or servicing laws could negatively affect our business.

Various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. The federal Home Ownership and Equity Protection Act of 1994, or HOEPA, prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain additional disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under HOEPA or other applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. A failure by us to comply with these laws, to the extent we acquire or service any of their residential loans that are non-compliant with HOEPA or other predatory lending or servicing laws, could subject us, as a servicer or an originator, or as an assignee or purchaser, in the case of acquired loans, to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If our loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially adversely impact our business, financial condition and results of operations.

Changes to government loan modification and refinance programs may adversely affect future incremental revenues.

Under government programs such as HAMP, a participating servicer may be entitled to receive financial incentives in connection with modification plans it enters into with eligible borrowers and subsequent “pay for success” fees to the extent that a borrower remains current in any agreed upon loan modification. Changes in current legislative actions regarding such loan modification and refinance programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, and changes in the requirements necessary to qualify for refinancing mortgage loans may impact the extent to which we participate in and receive financial benefits from such programs in the future and may have a material effect on our business. To the extent that we continue to participate in the HAMP, there is no guarantee of future incremental revenues from this source.

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

The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the S.A.F.E. Act) requires the individual licensing and registration of those engaged in the business of loan origination. The S.A.F.E. Act is designed to improve accountability on the part of loan originators, combat fraud and enhance consumer protections by encouraging states to establish a national licensing system and minimum qualification requirements for applicants. HUD is the federal agency charged with establishing and enforcing a licensing and registration system that meets the minimum requirements of the S.A.F.E. Act. On December 15, 2009, HUD proposed a rule that would extend the licensing requirements for loan originators to servicing personnel who are performing modifications. The servicing industry has responded to this proposed rule by requesting that HUD reconsider its position as the licensing costs and impact to the modification process will increase the cost of servicing, including our costs of servicing any affected mortgage loans. It is not known at this time whether HUD will modify its proposed licensing requirements for servicing personnel.

Additionally, the U.S. Congress, regulators and/or various state and local governing bodies may enact other legislation or take regulatory action designed to address mortgage servicing practices, housing finance policy or the current economic crisis that could have an adverse effect on Ocwen and its business.

Risks Relating to Acquisitions

Pursuit of business acquisitions or MSR asset acquisitions exposes us to additional liabilities that could adversely affect us.

We periodically explore business acquisition and MSR asset acquisition opportunities. In connection with such acquisition opportunities, we may be exposed to unknown or contingent liabilities of the businesses, assets and liabilities that we acquire, and if these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected.

As a part of the Litton Acquisition, Goldman Sachs and Ocwen have agreed to indemnification provisions for the benefit of the other party. While Goldman Sachs has agreed to retain certain potential liabilities for fines and penalties that could be imposed by certain government authorities relating to Litton’s pre-closing foreclosure and servicing practices, Goldman Sachs and Ocwen have agreed to share certain losses arising out of potential third-party claims in connection with Litton’s pre-closing performance under its servicing agreements. Goldman Sachs has agreed to be liable for (i) 80% of any such losses until the amount paid by Goldman Sachs is equal to 80% of the Goldman Shared Loss Cap and (ii) thereafter, 20% of any such losses until the amount paid by Goldman Sachs is equal to the Goldman Shared Loss Cap. Ocwen has agreed to be liable for (i) 20% of any such losses until the amount paid by Ocwen is equal to 20% of the Goldman Shared Loss Cap, (ii) thereafter, 80% of any such losses until the amount paid by Ocwen is equal to the Goldman Shared Loss Cap and (iii) thereafter, 100% of any such losses in excess of the Goldman Shared Loss Cap. The “Goldman Shared Loss Cap” is $123.7 million, or 50%, of the adjusted base purchase price of the Litton Acquisition. We cannot assure you that Goldman Sachs will be able to fulfill its indemnification obligations or that the losses incurred by Ocwen will not exceed our original projections.

As a part of the 2012 Saxon MSR Transaction, the sellers and Ocwen have agreed to indemnification provisions for the benefit of the other party. While the sellers have agreed to retain certain contingent liabilities for losses, fines and penalties that could result from claims by government authorities and certain third parties relating to pre-closing foreclosure, servicing and loan origination practices, the sellers and Ocwen have agreed to share certain losses arising out of potential third-party claims in connection with the seller’s pre-closing performance under its servicing agreements. The sellers have agreed to be liable for (i) 75% of any such losses until the amount paid by the sellers is equal to 60% of the Saxon Shared Loss Cap of $83 million and (ii) thereafter, 25% of any such losses until the amount paid by the sellers is equal to the Saxon Shared Loss Cap. Ocwen has agreed to be liable for (i) first, 25% of any such losses until the amount paid by the sellers is equal to 60% of the Saxon Shared Loss Cap, (ii) second, 75% of any such losses until the amount paid by the sellers is equal to the Saxon Shared Loss Cap and (iii) thereafter, 100% of any such losses in excess of the Saxon Shared Loss Cap. We cannot assure you that the sellers will be able to fulfill their indemnification obligations or that the losses incurred by Ocwen will not exceed our original projections.

As a part of the Homeward Acquisition the sellers and Ocwen have agreed to indemnification provisions for the benefit of the other party. In particular, sellers have agreed to retain 75% of contingent liabilities for losses arising out of potential third-party claims in connection with the seller’s pre-closing servicing or accounting errors, settlements with government authorities, and settlements, penalties or compensatory fees incurred with GSEs, up to $100 million of such losses. Sellers have escrowed $75 million of the purchase price for the Homeward Acquisition for 21 months from the date of the closing to pay any amounts owed in respect of such losses. Ocwen has agreed to be liable for (i) 25% of any such losses up to $100 million and (ii) 100% of such losses, if any, in excess of $100 million. We cannot assure you that the losses incurred by Ocwen will not exceed our original projections.

In addition, in connection with the Rescap Acquisition, we assumed potential liabilities with respect to a portfolio of mortgage loans that, if they are not made current, foreclosed upon or otherwise resolved within specified timeframes, could result in repurchase demands for affected mortgage loans from Freddie Mac.

We may be required to pay for certain above-described losses in connection with acquisitions. While we reserve amounts to pay for any of the above-described losses that are incurred in connection with such acquisitions, those reserves may not be adequate over time to protect against potential future losses, and if any such losses exceed the amount in the reserves, we would recognize losses covering such excess amount, which would adversely affect our net income and stockholders’ equity and, depending on the extent of such excess losses, could adversely affect our business. It is possible that certain financial covenants in our credit facilities would be breached by such excess losses.

Pursuit of business acquisitions or MSR asset acquisitions exposes us to financial, execution and operational risks that could adversely affect us.

The performance of the assets we acquire through acquisitions may not match the historical performance of our other assets. We cannot guarantee that the assets we acquire will perform at levels meeting our expectations. We may find that we overpaid for the acquired assets or that the economic conditions underlying our acquisition decision have changed. It may also take several quarters for us to fully integrate the newly acquired assets into our business, during which period our results of operations and financial condition may be negatively affected. Further, certain one-time expenses associated with such acquisitions may have a negative impact on our results of operations and financial condition. We cannot assure you that future acquisitions will not adversely affect our results of operations and financial condition.

The acquisition of entities and non-financial assets also requires integration of the systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated, time consuming and can be disruptive to the borrowers of the loans serviced by the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its borrowers, we may not realize the anticipated economic benefits of particular acquisitions within our expected timeframe, and we may lose subservicing business or employees of the acquired business. We may also experience a greater than anticipated loss of business even if the integration process is successful.

Further, prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices that we considered to be acceptable, and we expect that we will experience this condition in the future. In addition, in order to finance an acquisition we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders. It is also possible that we will expend considerable resources in the pursuit of an acquisition that, ultimately, either does not close or is terminated.

Risks Relating to Ownership of Our Common Stock

Our common stock price may experience substantial volatility which may affect your ability to sell our common stock at an advantageous price.

The market price of our shares of common stock has been and may continue to be volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated during 2012 between $13.75 per share and $38.80 per share and may continue to fluctuate. Therefore, the volatility may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to acquisitions, dispositions or other material public announcements along with a variety of additional factors including, without limitation, those set forth under “Risk Factors” and “Forward-Looking Statements.” In addition, the stock markets in general, including the New York Stock Exchange, recently have experienced extreme price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often has been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the market prices of our common stock.

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

We have 162,000 shares of Series A Perpetual Convertible Preferred Stock outstanding. The holders of Preferred Shares are entitled to vote on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock as a single class, with each share of common stock entitled to one vote per share and each Preferred Share entitled to one vote for each share of common stock issuable upon conversion of the Preferred Share as of the record date for such vote or, if no record date is specified, as of the date of such vote.

Shares of our common stock are relatively illiquid.

As of December 31, 2012, we had 135,637,932 shares of common stock outstanding. As of that date, approximately 17% of our common stock was held by our officers and directors and their affiliates. As of that same date, another approximately 13% of our common stock was held by two investors. As a result of our relatively small public float, our common stock may be less liquid than the common stock of companies with broader public ownership. The trading of a relatively small volume of our common stock may have a greater impact on the trading price of our common stock than would be the case if our public float were larger.

Risks Relating to the Separation of Altisource

We could have conflicts with Altisource, and our Chairman of the Board, and other officers and directors, could have conflicts of interest due to their relationships with Ocwen and Altisource which may be resolved in a manner adverse to us.

Conflicts may arise between Ocwen and Altisource as a result of our ongoing agreements and the nature of our respective businesses. Among other things, we became a party to a variety of agreements with Altisource in connection with and after the Separation, and we may enter into further agreements with Altisource in the future. Certain of our executive officers and directors may be subject to conflicts of interest with respect to such agreements and other matters due to their relationships with Altisource.

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

We have adopted policies, procedures and practices to avoid potential conflicts involving significant transactions with related parties such as Altisource, including Mr. Erbey’s recusal from negotiations regarding and credit committee and board approvals of such transactions. We will also seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with Altisource and through oversight by independent members of our Board of Directors. There can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with Altisource or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party.

The tax liability to Ocwen as a result of the Separation could be substantial.

Prior to the Separation, any assets transferred to Altisource or non-U.S. subsidiaries were taxable pursuant to Section 367(a) of the Code, or other applicable provisions of the Internal Revenue Code (the Code) and Treasury regulations. Taxable gains not recognized in the restructuring were generally recognized pursuant to the Separation itself under Section 367(a). The taxable gain recognized by Ocwen attributable to the transfer of assets to Altisource equaled the excess of the fair market value of each asset transferred over Ocwen’s basis in such asset. Ocwen’s basis in some assets transferred to Altisource may have been low or zero which could result in a substantial tax liability to Ocwen. In addition, the amount of taxable gain was based on a determination of the fair market value of Ocwen’s transferred assets. The determination of fair market values of non-publicly traded assets is subjective and could be subject to closing date adjustments or future challenge by the Internal Revenue Service (the IRS) which could result in an increased U.S. federal income tax liability to Ocwen.

Tax regulations under Section 7874 of the Code, if held applicable to the Separation, could materially increase tax costs to Ocwen.

IRS tax regulations under Section 7874 can apply to transactions where a U.S. corporation contributes substantially all of its assets, including subsidiary equity interests, to a foreign corporation and distributes shares of such corporation. We do not believe that Section 7874 of the Code applies to the Separation because “substantially all” of Ocwen’s assets were not transferred to the distributed company or its subsidiaries. Ocwen’s board of directors required that Ocwen and Altisource receive an independent valuation prior to completing the Separation; however, if the IRS were to successfully challenge the independent valuation, then Ocwen may not be permitted to offset the taxable gain recognized on the transfer of assets to Altisource with net operating losses, tax credits or other tax attributes. This could materially increase the tax costs to Ocwen of the Separation.

The tax liability to Ocwen as a result of the transfer of assets to OMS could be substantial

Pursuant to the formation of OMS, Ocwen transferred significant assets to OMS in a taxable transaction. Ocwen recognized gain, but not loss, on this transfer equal to the excess, if any, of the fair market value of the transferred assets over Ocwen’s tax basis therein. The fair market value of the transferred assets was based on market standard valuation methodology and confirmed by an independent valuation firm. However, the IRS could challenge this valuation, and if such a challenge were successful, any tax imposed as a result of the transfer could be significant.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2:        PROPERTIES

The following table sets forth information relating to our primary facilities at December 31, 2012:

Location	Owned/Leased	Square Footage
Principal executive office:
Atlanta, Georgia (1)	Leased	2,094

Document storage and imaging facility:
Riviera Beach, Florida	Leased	30,000

Business operations and support offices
U.S. facilities:
West Palm Beach, Florida	Leased	41,860
Raleigh, North Carolina (2)	Leased	46,528
Houston, Texas (3)	Leased	64,521
McDonough, Georgia (3)	Leased	62,000
Coppell, Texas (4)	Leased	182,700
Addison, Texas (4)	Leased	137,992
Jacksonville, Florida (4)	Leased	76,075
Offshore facilities:
Bangalore, India (5)	Leased	117,363
Mumbai, India (6)	Leased	144,461
Pune, India (4)	Leased	88,683
Manila, Philippines (7)	Leased	45,035
Montevideo, Uruguay	Leased	17,470

(1)	In December 2010, we entered into an agreement to sublease this space from Altisource through October 2014.
(2)	We assumed this lease in connection with our acquisition of HomEq Servicing. We shut down the former HomEq operations in 2010 and ceased using this facility. In 2010, we exercised our option to terminate the lease effective in 2013. The space is subleased through the termination date.
(3)	We assumed these leases in connection with our acquisition of Litton. The lease of the Texas facility expired in August 2012 and was renewed on a temporary basis for approximately one-third of the original space. Ocwen or the lessor may terminate this lease at any time by providing 150 days prior written notice. We ceased using the Georgia facility in 2012.
(4)	We assumed these leases in connection with our acquisition of Homeward.
(5)	Total square footage includes 31,000 square feet of space leased on a temporary basis and excludes 117,450 square feet of newly leased space that was not yet operational as of December 31, 2012.
(6)	Total square footage includes 24,625 square feet of space leased on a temporary basis and excludes 58,672 square feet of newly leased space that was not yet operational as of December 31, 2012.
(7)	This space was not yet operational as of December 31, 2012.

In addition to the facilities listed in the table above, we also lease small offices in Orlando, Florida, St. Croix, USVI, Mount Laurel, New Jersey and Washington, D.C.

ITEM 3.     LEGAL PROCEEDINGS

A description of material pending or recently settled legal proceedings to which Ocwen or its subsidiaries are a party follows:

In September 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc. (ABFS) brought an action against multiple defendants, including Ocwen, in Bankruptcy Court. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by Ocwen of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. The Trustee filed an amended complaint in March 2007 alleging various claims against Ocwen including turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. In April 2008, Ocwen filed an answer denying all charges and a counterclaim for breach of contract, fraud, negligent misrepresentation and indemnification in connection with the MSR purchase transaction. On August 30, 2012, the Bankruptcy Court entered an order granting Ocwen’s motion for partial summary judgment and denying the Trustee’s motion for partial summary judgment. This order effectively rejects the bulk of the Trustee’s damage claims against Ocwen. In light of this order, the parties entered into a definitive written settlement agreement that provides for a final resolution and termination of this matter. This settlement, which is subject to the approval of the Bankruptcy Court, will not have a material effect on our financial condition, results of operations or cash flows.

We are subject to various other pending legal proceedings, including those subject to loss sharing and indemnification provisions of our various acquisitions. In our opinion, the resolution of those proceedings will not have a material effect on our financial condition, results of operations or cash flows.

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

Price Range of the Company’s Common Stock

The common stock of Ocwen Financial Corporation is traded under the symbol “OCN” on the New York Stock Exchange (NYSE). The following table sets forth the high and low closing sales prices for our common stock:

	High	Low
2012
First quarter	$16.90	$13.75
Second quarter	18.78	14.54
Third quarter	28.10	18.94
Fourth quarter	38.80	28.64

2011
First quarter	$11.04	$9.50
Second quarter	12.76	10.62
Third quarter	13.80	11.24
Fourth quarter	14.73	12.06

The closing sales price of our common stock on February 22, 2013 was $37.52.

We have never declared or paid cash dividends on our common stock. We currently do not intend to pay cash dividends in the foreseeable future but intend to reinvest earnings in our business. The timing and amount of any future dividends will be determined by our Board of Directors and will depend, among other factors, upon our earnings, financial condition, cash requirements, the capital requirements of subsidiaries and investment opportunities at the time any such payment is considered. In addition, the covenants relating to certain of our borrowings contain limitations on our payment of dividends. Our Board of Directors has no obligation to declare dividends on our common stock under Florida law or our amended and restated articles of incorporation.

The following graph compares the cumulative total return on the common stock of Ocwen Financial Corporation since December 31, 2007, with the cumulative total return on the stocks included in Standard & Poor’s 500 Market Index and Standard & Poor’s Diversified Financials Market Index.

Total Return Performance (1)
625
550
475
400
325
250
175
100
25
Index Value
Ocwen Financial Corporation
S&P 500
S&P Diversified Financials
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12

	Period Ending					
Index	**12/31/07**	**12/31/08**	**12/31/09**	**12/31/10**	**12/31/11**	**12/31/12**
Ocwen Financial Corporation	**100.00**	**165.70**	**172.74**	**172.20**	**261.37**	**624.37**
S&P 500	**100.00**	**61.51**	**75.94**	**85.65**	**85.65**	**97.13**
S&P Diversified Financials	**100.00**	**39.88**	**51.26**	**53.46**	**36.93**	**51.28**

(1)	Excludes the significant value distributed in 2009 to Ocwen investors in the form of Altisource common equity.

Purchases of Equity Securities by the Issuer and Affiliates

We did not purchase any shares of our own common stock during 2012.

The $575 million SSTL agreement that we entered on September 1, 2011 limits our ability to repurchase shares of our common stock. See Note 15 to the Consolidated Financial Statements for additional information regarding the terms of this loan.

Number of Holders of Common Stock

On February 22, 2013, 135,637,932 shares of our common stock were outstanding and held by approximately 88 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.

Securities Authorized for Issuance under Equity Compensation Plans

The information contained in our 2013 Proxy Statement under the caption “Equity Compensation Plan Information” is incorporated herein by reference.

Unregistered Sales of Securities

On December 27, 2012, we issued 162,000 shares of Preferred Stock in connection with the Homeward Acquisition, as a portion of the purchase price paid, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder. Each share of Preferred Stock, together with any accrued and unpaid dividends, may be converted to common stock at the option of the holder of the Preferred Stock at a conversion price equal to $31.79.

ITEM 6.	SELECTED FINANCIAL DATA (Dollars in thousands, except per share data and unless otherwise indicated)

The following tables present selected consolidated financial information of Ocwen and its subsidiaries at the dates and for the years indicated. Our historical balance sheet and operations data at and for the five years ended December 31, 2012 have been derived from our audited financial statements.

We have reclassified certain amounts included in the selected financial data for prior years to conform to the 2012 presentation.

The selected consolidated financial information should be read in conjunction with the information we have provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

	December 31,
	2012 (1) (2)	2011 (3)	2010 (4)	2009 (5)	2008
Selected Balance Sheet Data
Cash	$220,130	$144,234	$127,796	$90,919	$201,025
Trading securities, at fair value (6)	—	—	—	251,156	243,670
Loans held for sale, at fair value	426,480	—	—	—	—
Advances and match funded advances	3,233,707	3,733,502	2,108,885	968,529	1,202,640
Mortgage servicing rights, at amortized cost	676,712	293,152	193,985	117,802	139,500
Mortgage servicing rights, at fair value	85,213	—	—	—	—
Deferred tax assets, net	92,136	107,968	138,716	132,683	175,145
Goodwill and other intangibles	371,083	70,240	12,810	—	46,227
Other	566,421	378,928	339,217	208,261	228,893
Total assets	$5,671,882	$4,728,024	$2,921,409	$1,769,350	$2,237,100

Match funded liabilities	$2,532,745	$2,558,951	$1,482,529	$465,691	$961,939
Investment line (6)	—	—	—	156,968	200,719
Debt securities and other borrowings:
Short-term	774,508	59,296	51,085	7,979	182,860
Long-term	322,171	563,627	277,542	143,395	67,377
Other	277,664	202,839	205,436	129,454	214,564
Total liabilities	3,907,088	3,384,713	2,016,592	903,487	1,627,459
Mezzanine equity (1)	153,372	—	—	—	—
Total stockholders’ equity (7)	1,611,422	1,343,311	904,817	865,863	609,641
Total liabilities and equity	$5,671,882	$4,728,024	$2,921,409	$1,769,350	$2,237,100

Residential Loans and Real Estate Serviced for Others

Count	1,219,956	671,623	479,165	351,595	322,515
Amount	$203,665,716	$102,199,222	$73,886,391	$49,980,077	$40,171,532

	For the Years Ended December 31,
	2012 (1)(2)	2011 (3)	2010 (4)	2009 (5)	2008
Selected Operations Data
Revenue:
Servicing and subservicing fees	$804,425	$458,875	$321,699	$264,467	$368,026
Other	40,581	37,055	38,682	116,261	124,102
Total revenue	845,006	495,930	360,381	380,728	492,128
Operating expenses	363,925	239,584	236,474	235,654	323,355
Income from operations	481,081	256,346	123,907	145,074	168,773
Other income (expense):
Interest expense	(223,455)	(132,770)	(85,923)	(62,954)	(86,574)
Other, net (6)	(118)	(581)	1,170	11,141	(51,217)
Other expense, net	(223,573)	(133,351)	(84,753)	(51,813)	(137,791)

Income from continuing operations before income taxes	257,508	122,995	39,154	93,261	30,982
Income tax expense	76,585	44,672	5,545	96,110	12,006
Income (loss) from continuing operations	180,923	78,323	33,609	(2,849)	18,976
Income (loss) from discontinued operations, net of taxes (8)	—	—	4,383	3,121	(5,767)
Net income	180,923	78,323	37,992	272	13,209
Net loss (income) attributable to non-controlling interests	—	8	(8)	25	41
Net income attributable to Ocwen stockholders	180,923	78,331	37,984	297	13,250
Preferred stock dividends (1)	(145)	—	—	—	—
Net income attributable to Ocwen common stockholders	$180,778	$78,331	$37,984	$297	$13,250

Basic earnings per share
Income (loss) from continuing operations	$1.35	$0.75	$0.34	$(0.04)	$0.30
Income (loss) from discontinued operations (8)	—	—	0.04	0.04	(0.09)
Net income attributable to OCN common stockholders	$1.35	$0.75	$0.38	$—	$0.21

Diluted earnings per share
Income (loss) from continuing operations	$1.31	$0.71	$0.32	$(0.04)	$0.30
Income (loss) from discontinued operations (8)	—	—	0.04	0.04	(0.09)
Net income attributable to OCN common stockholders	$1.31	$0.71	$0.36	$—	$0.21

Weighted average common shares outstanding
Basic	133,912,643	104,507,055	100,273,121	78,252,000	62,670,957
Diluted (9)	138,521,279	111,855,961	107,483,015	78,252,000	62,935,314

(1)	The December 27, 2012 Homeward Acquisition added approximately 421,000 residential mortgage loans with approximately $77 billion of UPB. We paid $162,000 of the purchase price by issuing 162,000 shares of the Preferred Shares. We funded the cash portion of the purchase price with net proceeds from the sale of Rights to MSRs and related advances to HLSS, an incremental term loan pursuant to our existing SSTL facility and a new senior unsecured loan from Altisource. Total identifiable net assets acquired were 464,881 and consisted primarily of MSRs (at fair value and amortized cost), advances and loans held for sale. We also acquired goodwill of $300,843 and assumed Homeward’s debt. Revenues and operating expenses were not significant for the period from the closing date through yearend. See Note 2 to the Consolidated Financial Statements for additional information.

(2)	During 2012, Ocwen completed sales to HLSS of Rights to MSRs for loans with approximately $97.9 billion of UPB together with $3.2 billion of related servicing advances. We accounted for the sales to HLSS of Rights to MSRs as financings. As a result, we have not derecognized the MSRs, and we have established a liability equal to the sales price. Match funded liabilities were reduced by $2.4 billion as a result of the transfer of one facility to HLSS and the repayment of other facilities from sales proceeds. See Note 3 to the Consolidated Financial Statements for additional information.
(3)	The September 1, 2011 Litton Acquisition added a servicing portfolio of approximately 245,000 residential mortgage loans with approximately $38.6 billion in UPB. To fund the acquisition we entered into a new advance financing facility and a new SSTL facility agreement. Total identifiable net assets acquired were $2,613,061 and consisted primarily of MSRs and advances. We also acquired goodwill of $57,430 and assumed liabilities of $31,455. Revenues and operating expenses of Litton Loan Servicing from the acquisition date through December 31, 2011 were $62,750 and $58,017, respectively. Operating expenses for this period consist primarily of non-recurring costs related to the acquisition (such as employee severance) and amortization of MSRs. See Note 2 to the Consolidated Financial Statements for additional information.
(4)	The September 1, 2010 HomEq Acquisition boarded approximately 134,000 residential mortgage loans with approximately $22.4 billion of UPB. We funded the acquisition primarily through a new advance financing facility and a new SSTL facility agreement. Total identifiable net assets acquired were $1,162,189, and consisted primarily of MSRs and advances. We also acquired goodwill of $12,810. Revenues and operating expenses of HomEq Servicing from the acquisition date through December 31, 2010 were $43,127 and $56,725, respectively. Operating expenses for this period consist principally of non-recurring costs related to the acquisition (including employee severance and lease termination costs) and the amortization of MSRs. See Note 2 to the Consolidated Financial Statements for additional information.
(5)	On August 10, 2009, we completed the Separation by a pro rata distribution of Altisource common stock to Ocwen shareholders. As a result of the Separation, we eliminated $88,478 of assets (including goodwill and other intangibles) and $16,332 of liabilities from our consolidated balance sheet effective at the close of business on August 9, 2009 and recorded a $72,146 reduction in additional paid-in capital. After the separation, the operating results of Altisource are no longer included in our operating results which contributed significantly to the declines in revenues, operating expenses, income from operations and income from continuing operations. As a consequence of the Separation and related transactions, Ocwen recognized $52,047 of income tax expense in 2009. OS consolidated revenues were $106,257 and $146,166 for 2009 and 2008, respectively. OS consolidated operating expenses were $91,847 and $143,135 for 2009 and 2008, respectively.
(6)	During 2010, we liquidated our remaining investment in auction rate securities and used the proceeds to repay the investment line. Net realized and unrealized gains (losses) on auction rate securities were $(7,919), $11,863 and $(29,612) during 2010, 2009 and 2008, respectively.
(7)	On March 28, 2012, we issued 4,635,159 shares of Ocwen common stock upon redemption and conversion of the remaining balance of our 3.25% Convertible Notes due 2024. On November 9, 2011, Ocwen completed the public offering of 28,750,000 shares of common stock at a per share price of $13.00 and received net proceeds of $354,445. On August 18, 2009, Ocwen completed the public offering of 32,200,000 shares of common stock at a per share price of $9.00 and received net proceeds of $274,964. On April 3, 2009, Ocwen sold 5,471,500 shares of its common stock for a price of $11.00 per share, realized $60,165 in net proceeds in a private placement transaction and used a portion of the proceeds to acquire 1,000,000 shares from its chairman at a price of $11.00 per share.
(8)	On December 3, 2009, we completed the sale of our investment in BOK, a wholly owned German banking subsidiary. We have reported the results of operations of BOK in the consolidated financial statements as discontinued operations. Income from discontinued operations for 2010 represents a true-up of Ocwen’s income tax expense on the sale of BOK.
(9)	Prior to the redemption of the 3.25% Convertible Notes, we computed their effect on diluted EPS using the if-converted method. We did not assume conversion of the Convertible Notes to common stock for 2009 and 2008 because the effect was anti-dilutive. We also use the if-converted method to compute the effect on EPS of the Preferred Shares; however, we assumed no conversion for 2012 because the effect was anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, unless otherwise indicated)

INTRODUCTION

Unless specifically stated otherwise, all references to 2012, 2011 and 2010 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

The following discussion of our results of operations, financial condition and capital resources and liquidity should be read in conjunction with our Consolidated Financial Statements and the related notes, all included elsewhere in this annual report on Form 10-K.

OVERVIEW

Significant Events Summary

Significant events affecting 2012 include:

•	Completed the Homeward Acquisition on December 27th :
o	Acquired approximately 421,000 residential loans with UPB of approximately $77 billion, including approximately $71 billion of servicing deals and $6 billion of subservicing deals.
o	Acquired Homeward’s existing loan origination platform.
o	Paid an aggregate purchase price of $765,724, of which $603,724 was paid in cash and $162,000 was paid in Preferred Shares.
o	Issued a $100,000 incremental term loan pursuant to our existing SSTL facility and borrowed $75,000 from Altisource pursuant to a new senior unsecured loan agreement.
o	Acquired total assets of $3.5 billion, including $2.3 billion of servicing advances, $358,119 of MSRs and $558,721 of loans held for sale. Also recognized goodwill of $300,843 associated with the acquisition.
o	Assumed liabilities of $3.0 billion, primarily representing borrowings under advance financing facilities of $2.0 billion.
o	Repaid the $350,000 outstanding balance of Homeward’s SSTL and revolving line of credit that we assumed in the Homeward Acquisition;
•	Completed MSR asset acquisitions of $181,979 on servicing portfolios totaling approximately 178,000_loans and $34.8 billion of UPB. We issued notes with a combined maximum borrowing capacity of $1.1 billion under two new advance financing facilities in connection with the financing of advances that we acquired as part of the 2012 Saxon MSR Transaction. In connection with the acquisition of MSRs from BANA in June, we issued notes with a maximum borrowing capacity of $100,000 under a new advance funding facility and issued a new promissory note to finance the MSRs.
•	Completed sales to HLSS of Rights to MSRs for loans with approximately $82.7 billion of UPB together with the related servicing advances. The effects of the HLSS Transactions on 2012 include:

o	Improved liquidity and cash flows as the sales resulted in net cash proceeds to Ocwen of $3.2 billion, of which $2.0 billion was used to repay match funded liabilities and $274,521 was used to reduce the balance on the SSTL. We also used a portion of the proceeds from the December sale to fund a portion of the Homeward purchase price consideration.
o	Decreased match funded advances, as $413,374 was transferred to HLSS as part of the initial sale of the HomEq Servicing advance SPE and $2.8 billion was sold in connection with the subsequent flow sales.
o	Decreased match funded liabilities, as HLSS assumed the remaining $358,335 balance of the HomEq Servicing advance facility from Ocwen in the initial sale and Ocwen used $2.0 billion of the proceeds from the subsequent flow sales to repay the match funded debt related to the sold advances. As a result of the December sale, we fully repaid the balance outstanding under the Litton advance facility.
o	Accounted for the transactions as financings until the required third party consents are obtained and legal ownership of the MSRs transfers to HLSS. Ocwen has initially sold Rights to MSRs to HLSS rather than the MSRs. As a result, the MSRs remain on our balance sheet and continue to be amortized, and we have recognized a financing liability. The amount of servicing revenues recognized is unchanged as a result of the HLSS Transactions. HLSS purchased the Rights to MSRs for $35,331 more than Ocwen’s carrying value at the date of sale. This amount will be realized over time as the MSRs amortize.
o	Increased interest expense because the interest on the portion of the sales proceeds accounted for as a financing is greater than the interest on the match funded liabilities that were assumed by HLSS or repaid principally because Ocwen is also compensating HLSS for the cost of capital used to fund the transactions.
o	Realized a portion of our deferred tax asset related to the Rights to MSRs that we sold to HLSS.
•	Redeemed the remaining $56,435 balance of 3.25% Convertible Notes due 2024 and issued 4,635,159 shares of common stock upon conversion.
•	Redeemed the remaining $26,119 balance of 10.875% Capital Securities due 2027 at a price of 102.719% of the outstanding principal.

•	Formed OMS under the laws of the USVI as part of an initiative to consolidate the ownership and management of all of our global servicing assets and operations under a single entity and cost-effectively expand our U.S.-based servicing activities. We anticipate that these changes will streamline global operations and lower our effective international tax rate on existing assets, and we began to see the initial effect of these changes in the fourth quarter of 2012.

Operations Summary

The residential MSR acquisitions during 2012, the Litton Acquisition on September 1, 2011 and the HomEq Acquisition on September 1, 2010 have significantly impacted our consolidated operating results for the past three years. The Homeward Acquisition closed on December 27, 2012, and therefore did not have a significant impact on operating results for 2012. The operating results of the Homeward, Litton Loan Servicing and HomEq Servicing businesses are included in our operating results since their respective acquisition dates.

The following table summarizes our consolidated operating results for the years indicated. We provide a more complete discussion of operating results in the Segments section.

	For the years ended December 31,			$ Change		% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010	2012 vs. 2011	2011 vs. 2010
Consolidated:
Revenue:
Servicing and subservicing fees	$804,425	$458,875	$321,699	$345,550	$137,176	75%	43%
Other	40,581	37,055	38,682	3,526	(1,627)	10	(4)
Total revenue	845,006	495,930	360,381	349,076	135,549	70	38
Operating expenses	363,925	239,584	236,474	124,341	3,110	52	1
Income from operations	481,081	256,346	123,907	224,735	132,439	88	107
Other income (expense):
Interest expense	(223,455)	(132,770)	(85,923)	(90,685)	(46,847)	68	55
Other	(118)	(581)	1,170	463	(1,751)	(80)	(150)
Other expense, net	(223,573)	(133,351)	(84,753)	(90,222)	(48,598)	68	57
Income from continuing operations before taxes	257,508	122,995	39,154	134,513	83,841	109	214
Income tax expense	76,585	44,672	5,545	31,913	39,127	71	706
Income from continuing operations	180,923	78,323	33,609	102,600	44,714	131	133
Income from discontinued operations, net of taxes	—	—	4,383	—	(4,383)	—	(100)
Net income	180,923	78,323	37,992	102,600	40,331	131	106
Net income (loss) attributable to non-controlling interests	—	8	(8)	(8)	16	(100)	(200)
Net income attributable to Ocwen stockholders	180,923	78,331	37,984	102,592	40,347	131	106
Preferred stock dividends	(145)	—	—	(145)	—	—	—
Net income attributable to Ocwen common stockholders	$180,778	$78,331	$37,984	$102,447	$40,347	131	106

Segment income (loss) from continuing operations before taxes:
Servicing	$274,363	$135,880	$78,195	$138,483	$57,685	102%	74%
Lending	(259)	—	—	(259)	—	—	—
Corporate Items and Other	(16,596)	(12,885)	(39,041)	(3,711)	26,156	29	(67)
	$257,508	$122,995	$39,154	$134,513	$83,841	109	214

2012 versus 2011. Servicing and subservicing fee revenues for 2012 were higher than 2011 primarily as a result of 46% growth in the average UPB of the residential servicing portfolio that included $34.2 billion of servicing and subservicing added during the second quarter of 2012, principally as a result of the acquisitions of MSRs from Saxon, JPMCB and BANA, and the effect of the Litton portfolio for a full year in 2012 as compared to four months in 2011. An increase in the mix of servicing versus subservicing and a 9% increase in completed modifications also contributed to the increase in revenues. The Homeward Acquisition closed on December 27, 2012, and therefore did not have a significant impact on revenues.

Operating expenses for 2012 increased principally because of the effects of growth in the servicing portfolio which resulted in a substantial increase in staffing and higher amortization of MSRs. Newly acquired servicing portfolios typically have higher delinquencies upon boarding which raises costs relative to increases in UPB. This disproportionate increase in costs results because we incur our highest expenses up-front as we invest in loss mitigation resources and incur transaction-related costs. However, the effects of the increase in staffing on Compensation and benefits were offset in part by the 2011 nonrecurring expenses associated with the operations of Litton Loan Servicing immediately after the Litton Acquisition. Technology and occupancy costs have increased as well, as we have added facilities and infrastructure to support the growth. Operating expenses for 2012 also include a charge of $4,779 to establish a liability for the remaining lease payments on the former Litton facility that we vacated in March. We also incurred a fee of $3,689 in the first quarter of 2012 as a result of cancelling a planned $200,000 upsizing of the SSTL facility. Nevertheless, income from operations increased by $224,735, or 88%, for 2012 as compared to 2011.

Other expense, net increased by $90,222 primarily due to a $90,685 increase in interest expense. Higher interest on borrowings related to the Litton Acquisition and the MSR acquisitions that closed during 2012 were partially offset by a decline in interest expense on borrowings related to the HomEq advance facility transferred to HLSS in March 2012 and on match funded and SSTL borrowings repaid with proceeds from the HLSS Transactions. Losses on extinguishment of debt were $2,167 in 2012 as compared to gains of $3,651 in 2011. In addition, we recognized a loss of $3,167 in 2012 on the deconsolidation of the four loan securitization trusts that we began consolidating in 2010. Partially offsetting these increases in Other expense, net was a $6,274 decline in losses on derivatives.

2011 versus 2010. Servicing and subservicing fees were higher in 2011 as a result of loan modifications and the 36% growth in the average servicing portfolio that included approximately $38.6 billion acquired on September 1, 2011 related to the Litton Acquisition and the effect of the HomEq portfolio for a full year in 2011 as compared to four months in 2010.

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

Other expense, net increased by $48,598 primarily due to an increase of $42,543 in interest expense on borrowings related to the HomEq and Litton acquisitions, including the write-off of $12,575 of unamortized discount and deferred debt issuance costs as the result of the prepayment of $180,000 on the $350,000 SSTL. Also increasing Other expense, net in 2011 was $7,426 of losses on derivatives, including $6,104 of unrealized losses on foreign exchange forward contracts that we entered into to hedge against the effects of changes in the value of the Indian Rupee. Also, 2010 included $6,036 of gains related to affordable housing investments that we sold. These factors contributing to the increases in Other expense, net in 2011 were partly offset by $3,651 of gains on extinguishment of debt in 2011 and the effects of $7,909 of realized and unrealized losses on auction rate securities and a $3,000 write-off of a commercial real estate investment in 2010.

Income tax expense recognized in 2010 was reduced by the release of a reserve predominantly related to deductions associated with a servicing advance finance structure and statute expirations. The reserve for this item was recorded in 2009.

Change in Financial Condition Summary

During 2012, our balance sheet was significantly impacted by the Homeward Acquisition, by the MSR acquisitions and by the HLSS Transactions. The following table summarizes our consolidated balance sheet at the dates indicated. We provide a more complete discussion of our balance sheet in the Segments section.

	2012	2011	$ Change	% Change
Cash	$220,130	$144,234	$75,896	53%
Loans held for sale, at fair value	426,480	—	426,480	100
Advances and match funded advances	3,233,707	3,733,502	(499,795)	(13)
Mortgage servicing rights, at amortized cost	676,712	293,152	383,560	131
Mortgage servicing rights, at fair value	85,213	—	85,213	100
Deferred tax assets, net	92,136	107,968	(15,832)	(15)
Goodwill	371,083	70,240	300,843	428
Debt service accounts	88,748	115,867	(27,119)	(23)
Other	477,673	263,061	214,612	82
Total assets	$5,671,882	$4,728,024	$943,858	20

Match funded liabilities	$2,532,745	$2,558,951	$(26,206)	(1)%
Lines of credit and other borrowings	1,096,679	540,369	556,310	103
Debt securities	—	82,554	(82,554)	(100)
Other	277,664	202,839	74,825	37
Total liabilities	3,907,088	3,384,713	522,375	15
Mezzanine equity	153,372	—	153,372	100
Total stockholders’ equity	1,611,422	1,343,311	268,111	20
Total liabilities and equity	$5,671,882	$4,728,024	$943,858	20

Sales of advances to HLSS and collections more than offset the advances acquired in connection with the servicing portfolios we purchased. MSRs increased as a result of the Homeward Acquisition and MSR asset acquisitions. The increase in goodwill is the result of goodwill recorded as part of the Homeward Acquisition.

Reductions in match funded liabilities as a result of the sale and transfer of advances to HLSS and the collection of advances more than offset borrowings to fund the MSRs and advances acquired and borrowings assumed from Homeward. Lines of credit and other borrowings increased as liabilities resulting from the sales of MSRs to HLSS accounted for as financings and new borrowings related to the Homeward Acquisition exceeded repayments on the SSTL (including required prepayments from the proceeds received from the HLSS Transactions). Debt securities were reduced to zero as a result of converting the remaining principal balance of the 3.25% Convertible Notes and redeeming the 10.875% Capital Securities.

Mezzanine equity results from the issuance of $162,000 of the Preferred Shares in connection with the Homeward Acquisition.

Total stockholders’ equity increased primarily due to net income of $180,923 and $56,410 of additional equity resulting from the conversion of the 3.25% Convertible Notes to 4,635,159 shares of common stock in March. The exercise of stock options and the recognition of compensation related to employee share-based awards also contributed to the increase in equity in 2012.

Liquidity Summary

We meet our financing requirements using a combination of debt and equity capital. Our short-term financing needs arise primarily from our holding of mortgage loans pending sale and our obligations to advance certain payments on behalf of delinquent mortgage borrowers. Our long-term financing needs arise primarily from our investments in MSRs and the financial instruments acquired to manage the interest rate risk associated with those investments, and from investments that we make in technology and other capital expenditures. The structure and mix of our debt and equity capital are primarily driven by our strategic objectives but are also influenced by our credit ratings and market conditions. Such ratings and market conditions affect the type of financing we are able to obtain and the rate at which we are able to grow.

We primarily rely on secured borrowings as the key component of our financing strategy. Our financing arrangements allow us to fund a portion of our servicing advances until they are recovered and to fund our loan originations on a short-term basis until the mortgage loans are sold to secondary market investors. See Note 13, Note 14 and Note 15 to the Consolidated Financial Statements for additional information regarding the components of our debt.

We define liquidity as unencumbered cash balances plus unused, collateralized advance financing capacity. Our liquidity as of December 31, 2012, as measured by cash and available credit, was $220,130, a decrease of $330,937, or 60%, from December 31, 2011. At December 31, 2012, our cash position was $220,130 compared to $144,234 at December 31, 2011. We had no available credit on collateralized but unused advance financing capacity at December 31, 2012 compared to $406,833 at December 31, 2011. Available credit was reduced to zero because we borrowed the maximum amount, given the available collateral, principally in order to support the Homeward Acquisition. During 2012, we used $2.3 billion of the proceeds from our sales to HLSS of Rights to MSRs and related advances to pay down our borrowing under the SSTL and the advance financing facilities. We repaid in full the borrowings under three of our advance financing facilities and terminated these facilities in 2012 and HLSS assumed a fourth facility.

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

At December 31, 2012, $1.2 billion of our maximum advance borrowing capacity remained unused. However, as noted above, the amount of collateral pledged to these facilities limit additional borrowing, and at the end of the year none of the unused borrowing capacity was readily available. We may utilize the unused borrowing capacity in the Servicing business in the future by pledging additional qualifying collateral to these facilities. In order to reduce fees charged by lenders (which we recognize as interest expense), we limit unused borrowing capacity to a level that we consider prudent relative to the current levels of advances and match funded advances and to our anticipated funding needs for reasonably foreseeable changes in advances.

Interest Rate Risk Summary

Interest rate risk is a function of (i) the timing of re-pricing and (ii) the dollar amount of assets and liabilities that re-price at various times. We are exposed to interest rate risk to the extent that our interest rate sensitive liabilities mature or re-price at different speeds, or on different bases, than interest-earning assets.

In executing our hedging strategy for the servicing business, we have attempted to neutralize the effect of increases in interest rates within a certain period on the interest paid on our variable rate advance financing debt. We determine our hedging needs based on the projected excess of variable rate debt over cash and float balances since the earnings on cash and float balances are a partial offset to our exposure to changes in interest expense. As of December 31, 2012, the notional amount of our outstanding swaps, excluding two forward swaps starting in June 2013, was greater than total outstanding variable rate debt excluding our SSTL and net of cash and float balances. Our excess swap positions do not currently affect our application of hedge accounting because a significant portion of our swaps are not designated to any hedging relationship and our hedging relationships do not consider cash and float balances. We also purchased interest rate caps as economic hedges (not designated as a hedge for accounting purposes) to minimize future interest rate exposure from increases in one-month LIBOR interest rates, as required by certain of our advance financing arrangements.

Our current hedging strategy principally focuses on variable rate advance and MSR financing debt. The interest rate on our variable rate SSTL is not currently part of our hedging strategy because it is considered essentially fixed as interest is computed using a 1-Month LIBOR floor of 1.50% that is well above 1-Month LIBOR which averaged 0.24% during 2012. During the coming two years, our variable rate advance and MSR financing debt is projected to exceed the notional amount of our current swaps. Future variances between the projected excess of variable rate debt over cash and float balances and actual results could result in our becoming over-hedged or under-hedged.

Also, the MSRs which we acquired from Homeward that are measured at fair value are subject to substantial interest rate risk as the mortgage notes underlying the servicing rights permit the borrowers to prepay the loans. Therefore, the value of these MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). We enter into economic hedges including interest rate swaps, U.S. Treasury futures and forward contracts to minimize the effects of loss in value of the MSRs associated with increased prepayment activity that generally results from declining interest rates.

In our lending business acquired from Homeward, we are subject to interest rate and price risk on mortgage loans held for sale from the loan funding date until the date the loan is sold into the secondary market. To mitigate this risk, we enter into forward trades to provide an economic hedge against changes in fair value on mortgage loans held for sale. IRLCs, or loan commitments, bind us (subject to the loan approval process) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. Our interest rate exposure on these derivative loan commitments is hedged with freestanding derivatives such as forward contracts. We enter into forward contracts with respect to fixed rate loan commitments.

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

Valuation and Amortization of Residential Mortgage Servicing Rights

Our most significant business is our residential servicing business. MSRs are an intangible asset that represents the right to service a portfolio of mortgage loans. We generally obtain MSRs through asset acquisitions or business combinations. All newly acquired MSRs are initially measured at fair value. Subsequent to acquisition, we account for MSRs using the amortization method or the fair value measurement method, based on our strategy for managing the risks of the underlying portfolios. The determination of fair value of MSRs requires management judgment because they are not actively traded.

Amortized Cost MSRs

For MSRs that we account for using the amortization method, we amortize the balance of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. We determine estimated net servicing income using the estimated future balance of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and scheduled loan amortization. We adjust amortization prospectively in response to changes in projections of future cash flows.

We estimate the fair value of our MSRs carried at amortized cost by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The significant components of the estimated future cash flows for MSRs include:

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

The following table provides the range of prepayment speed and delinquency assumptions (expressed as a percentage of UPB) by stratum projected for the five-year period beginning December 31, 2012:

	Prepayment Speed	Delinquency
Subprime	11.9%–20.8%	15.30% – 21.07%
ALT A	11.1% – 19.1%	12.03% – 16.02%
High-loan-to-value	20.6% – 51.5%	9.35% – 10.47%

Other assumptions we used to estimate the fair value of MSRs by stratum as of December 31, 2012 include the cost of financing advances (1-month LIBOR plus a range of 4% to 5.75%), float earnings (a range of 1-month LIBOR to 1.75%), a discount rate (approximately 20%) and the cost of servicing (representing industry averages, which vary by stratum and ranged from $65 (in dollars) per year for a performing loan to $1,600 (in dollars) per year for a loan in foreclosure).

Changes in these assumptions are generally expected to affect our results of operations as follows:

•	Increases in prepayment speeds generally reduce the value of our MSRs as the underlying loans prepay faster which causes accelerated MSR amortization, higher compensating interest payments and lower overall servicing fees, partially offset by a lower overall cost of servicing, increased float earnings on higher float balances and lower interest expense on decreased servicing advance balances.
•	Increases in delinquencies generally reduce the value of our MSRs as the cost of servicing increases during the delinquency period, and the amounts of servicing advances and related interest expense also increase.
•	Increases in the discount rate reduce the value of our MSRs due to the lower overall net present value of the net cash flows.
•	Increases in interest rate assumptions will increase interest expense for financing servicing advances although this effect is partially offset because rate increases will also increase the amount of float earnings that we recognize.

We perform an impairment analysis of our MSRs by stratum based on the difference between the carrying amount and estimated fair value. To the extent the estimated fair value is less than the carrying amount for any stratum, we recognize an impairment valuation allowance.

Fair Value MSRs

For MSRs that we account for using the fair value measurement method, we measure the servicing assets or liabilities at fair value with all changes in fair value recorded as a charge or credit to earnings. This portfolio comprises servicing rights for prime mortgage loans acquired by Homeward through asset or flow purchases or retained on loans originated and subsequently sold. Changes in the fair value of MSRs carried at fair value are reported in the period in which the change occurs.

We estimate the fair value of our MSRs carried at fair value by using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The key assumptions used in the valuation of these MSRs include:

•	Mortgage prepayment speeds;
•	Delinquency rates and
•	Discount rates.

The assumptions used in the December 31, 2012 valuation include a weighted average constant prepayment rate of 16.83% and a discount rate of 1-Month LIBOR plus a range of 9% to 10%).

Changes in these assumptions are generally expected to affect our results of operations as follows:

•	Increases in prepayment speeds generally reduce the value of MSRs as the underlying loans prepay faster, which causes accelerated runoff, higher compensating interest payments and lower overall servicing fees, partially offset by a lower overall cost of servicing.
•	Increases in delinquencies generally reduce the value of MSRs as the cost of servicing increases during the delinquency period, and the amounts of servicing advances and related interest expense also increase.
•	Increases in the discount rate reduce the value of MSRs due to the lower overall net present value of the net cash flows.

The cash flow and prepayment assumptions used in our discounted cash flow models are based on empirical data drawn from the historical performance of our MSRs adjusted to reflect current market conditions, which we believe are consistent with assumptions used by market participants valuing similar MSRs. On a quarterly basis, the valuation of our MSRs is reviewed by a third party valuation expert.

Valuation of Loans Held for Sale

We estimate the value of loans measured at fair value on a recurring basis by utilizing recent observable market trades for loans of similar terms adjusted for credit risk and other individual loan characteristics. These loans primarily represent mortgage loans originated and held until sold to secondary market investors through whole loan sales. Changes in fair value are reported in earnings in the period in which the change occurs.

We account for all other loans held for sale at the lower of cost or fair value. We account for the excess of cost over fair value as a valuation allowance and include changes in the valuation allowance in gain (loss) on loans held for sale, net, in the period in which the change occurs. A significant portion of these loans is non-performing and current market illiquidity has reduced the availability of observable pricing data. When we enter into an agreement to sell a loan to an investor at a set price, the loan is valued at the commitment price. We base the fair value of uncommitted loans on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. The more significant assumptions used in the valuation of performing loans include historical default rates; re-performance rates on defaulted loans; loss severity on defaulted loans; average resolution timeline; average coupon and discount rate. Significant assumptions used in the valuation of nonperforming loans include: current market value of the underlying collateral based on third party sources such as appraisals or broker price opinions; resolution timeline; estimated foreclosure and disposition costs that are based on historical experience and consider that state in which the property is located and the type of property; and discount rate.

Deferred Tax Assets

The use of estimates and the application of judgment are involved in the determination of our overall tax provision and the evaluation of the realizability of our gross deferred tax assets. As of December 31, 2012, we had gross deferred tax assets of $149,591 and gross deferred tax liabilities of $57,455 resulting in a net deferred tax asset of $92,136. We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. Among the factors considered in this evaluation are estimates of future taxable income, future reversals of temporary differences, tax character (ordinary versus capital) and the impact of tax planning strategies that may be implemented if warranted. We assess the amount of the valuation allowance each quarter. As a result of this evaluation, we concluded that no valuation allowance was necessary at December 31, 2012.

Goodwill

We test goodwill for impairment at least annually and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net carrying value. Effective with our adoption of ASU 2011-08 (ASC 350, Intangibles – Goodwill and Other): Testing Goodwill for Impairment in the fourth quarter of 2011, we have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. Factors that we consider in the qualitative assessment include general economic conditions, conditions of the industry and market in which we operate, regulatory developments, cost factors and our overall financial performance. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying value, a two-step quantitative test is required. Under the two-step impairment test, we evaluate the recoverability of goodwill by comparing the estimated fair value of each reporting unit with its estimated net carrying value (including goodwill). We derive the fair value of reporting units based on valuation techniques that we believe market participants would use (discounted cash flow valuation methodology).

Our qualitative and quantitative goodwill impairment testing involves the use of estimates and the exercise of judgment on the part of management. From time to time, we may obtain assistance from third parties in our quantitative evaluation. The discounted cash flow valuation methodology uses projections of future cash flows and includes assumptions concerning future operating performance, discount rates and economic conditions that may differ from actual future results achieved. In projecting our cash flows, we use projected growth rates or, where applicable, the projected prepayment rate. For the discount rate, we use a rate that reflects our weighted average cost of capital determined based on our industry and size risk premiums based on our market capitalization.

At December 31, 2012, the $371,083 balance of goodwill is comprised of $300,843 recorded in connection with the Homeward Acquisition, $57,430 recorded in connection with the Litton Acquisition and $12,810 recorded in connection with the HomEq Acquisition. For Homeward, $102,374 of the goodwill portion of the purchase price allocation has been assigned to the Servicing segment, $121,458 has been assigned to the Lending segment and the remaining $77,011 has been assigned to the diversified fee-based business which is included in Corporate Items and Other. For Litton and HomEq, the entire balance of goodwill pertains to the Servicing segment. We perform our annual impairment test of goodwill as of August 31st of each year. Based on our 2012 annual assessment, we determined that goodwill was not impaired. Beginning in 2013, our annual impairment test will include the goodwill related to the Homeward Acquisition.

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

SEGMENT RESULTS and FINANCIAL CONDITION

For each of our segments, the following section discusses the changes in financial condition during the year ended December 31, 2012 and the pre-tax results of operations for the annual periods ended December 31, 2012, 2011 and 2010.

Servicing

Servicing involves the collection and remittance of principal and interest payments received from borrowers, the administration of mortgage escrow accounts, the collection of insurance claims, the management of loans that are delinquent or in foreclosure or bankruptcy, including making servicing advances, evaluating loans for modification and other loss mitigation activities and, if necessary, foreclosure referrals and REO sales. We typically earn contractual monthly servicing fees pursuant to servicing agreements (which are typically payable as a percentage of UPB) as well as other ancillary fees on mortgage loans for which we own the MSRs. We also earn fees under both sub-servicing and special servicing arrangements with banks and other institutions that own the MSRs. We typically earn these fees either as a percentage of UPB or on a per loan basis.

The following table presents selected results of operations of our Servicing segment for the years ended December 31:

	2012	2011	2010
Revenue
Servicing and subservicing fees:
Residential	$792,003	$453,627	$319,290
Commercial	12,575	6,390	3,736
	804,578	460,017	323,026
Process management fees and other	36,070	34,854	36,772
Total revenue	840,648	494,871	359,798

Operating expenses
Compensation and benefits	93,445	79,076	67,447
Amortization of servicing rights	72,897	42,996	31,455
Servicing and origination	25,046	8,155	6,396
Technology and communications	35,860	28,188	19,896
Professional services	19,834	15,203	13,874
Occupancy and equipment	41,645	20,609	29,234
Other operating expenses	55,606	37,011	31,806
Total operating expenses	344,333	231,238	200,108

Income from operations	496,315	263,633	159,690

Other income (expense)
Interest income	9	110	207
Interest expense	(221,948)	(132,574)	(80,514)
Gain (loss) on debt redemption	(1,514)	3,651	(571)
Other, net	1,501	1,060	(617)
Total other expense, net	(221,952)	(127,753)	(81,495)

Income from continuing operations before income taxes	$274,363	$135,880	$78,195

The following table provides selected operating statistics at or for the years ended December 31:

				% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$153,824,497	$71,900,689	$52,071,145	114%	38%
Non-performing loans	43,568,536	24,097,130	15,903,038	81	52
Non-performing real estate	6,272,683	6,201,403	5,912,208	1	5
Total residential assets serviced (2)	$203,665,716	$102,199,222	$73,886,391	99	38

Average residential assets serviced	$118,806,196	$81,260,594	$59,637,040	46	36

Prepayment speed (average CPR)	14.7%	14.4%	12.7%	2	13

Percent of total UPB:
Servicing portfolio	86.3%	77.0%	69.4%	12%	11%
Subservicing portfolio	13.7	23.0	30.6	(40)	(25)
Non-performing residential assets serviced (3)	23.5%	27.9%	27.3%	(16)	2

Number of:
Performing loans (1)	982,391	516,923	367,213	90%	41%
Non-performing loans	204,325	123,584	82,204	65	50
Non-performing real estate	33,240	31,116	29,748	7	5
Total number of residential assets serviced (2)	1,219,956	671,623	479,165	82	40

Average number of residential assets serviced	762,654	531,402	401,111	44	32
Percent of total number:
Servicing portfolio	86.0%	77.5%	68.9%	11%	12%
Subservicing portfolio	14.0	22.5	31.1	(38)	(28)

Non-performing residential assets serviced (3)	18.4%	21.2%	20.9%	(13)	1

Residential Servicing and Subservicing Fees
Loan servicing and subservicing	$573,026	$339,991	$225,446	69%	51%
HAMP fees	76,615	42,025	32,363	82	30
Late charges	68,613	38,555	32,754	78	18
Loan collection fees	15,915	11,223	8,958	42	25
Float earnings	3,703	2,105	2,843	76	(26)
Other	54,131	19,728	16,926	174	17
	$792,003	$453,627	$319,290	75	42

Number of Completed Modifications
HAMP	19,516	12,429	18,662	57%	(33)%
Non-HAMP	63,434	63,776	51,255	(1)	24
Total	82,950	76,205	69,917	9	9

Financing Costs
Average balance of advances and match funded advances	$3,524,321	$2,515,507	$1,484,417	40%	69%
Average borrowings(4)	2,876,891	1,833,641	1,074,215	57	71
Interest expense on borrowings (4)(5)(6)	161,848	125,826	75,964	29	66
Facility costs included in interest expense (4)(5)(6)	17,770	22,674	20,476	(22)	11
Discount amortization included in interest expense (5)(6)	3,259	9,354	5,217	(65)	79
Effective average interest rate (4)(5)(6) (4)	5.63%	6.86%	7.07%	(18)	(3)
Average 1-month LIBOR	0.24%	0.23%	0.27%	4	(15)

Average Employment
India and other	3,965	2,521	1,650	57%	53%
U. S. (7)	661	552	228	20	142
Total	4,626	3,073	1,878	51	64

Collections on loans serviced for others	$11,387,244	$6,618,201	$5,379,326	72%	23%

(1)	Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)	Subprime loans represent the largest category, or stratum, of the residential loans that we service. At December 31, 2012, we serviced 747,908 subprime loans with a UPB of $113.4 billion. This compares to 548,504 subprime loans with a UPB of $84.7 billion at December 31, 2011 and 360,317 subprime loans with a UPB of $56.5 billion at December 31, 2010.
(3)	Excludes Freddie Mac loans serviced under special servicing agreements where we have no obligation to advance.
(4)	Excludes $54,710 of interest expense and an average of $91,953 of borrowing for 2012 related to the financing liabilities that we recognized in connection with the HLSS Transactions. Also excludes the effects, which were insignificant, of the facilities assumed in connection with the Homeward Acquisition. See Note 3 to the Consolidated Financial Statements for additional information regarding the HLSS Transactions.
(5)	During 2012, in addition to the $57,500 scheduled quarterly principal repayments on our $575,000 SSTL, we made mandatory principal prepayments of $274,521 from the proceeds of our HLSS Transactions. This rate declined from 2011 principally because we used a portion of the proceeds from the HLSS Transactions to repay borrowings from higher cost advance funding facilities before repaying the fixed rate Litton facility in December.
(6)	In 2011, we had, by June 30, repaid the remaining $197,500 balance outstanding under the $350,000 SSTL. The repayments included $180,000 of prepayments in addition to the mandatory quarterly repayments of $17,500. These prepayments resulted in a write-off to interest expense of $4,972 of debt discount and $7,603 of deferred debt issuance costs. Excluding these additional costs, the effective annual interest rate would have been 6.18% for 2011. This rate declined from 2010, principally because of a decline in facility costs charged on certain facilities and an increase in average borrowings relative to facility costs which resulted in a significant decline in the proportion of interest expense represented by the amortization of facility costs.
(7)	Includes an average of 36 Litton employees in 2012 and 286 employees in 2011. The 2010 average excludes 1,185 employees who transferred to Ocwen as a result of the HomEq Acquisition, but who were terminated prior to year end. Newly-hired Ocwen employees in India, Uruguay and the U.S. are now principally responsible for the servicing-related duties for the loans acquired from Litton and HomEq.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB			Count
	2012	2011	2010	2012	2011	2010
Portfolio at beginning of year	$102,199,222	$73,886,391	$49,980,077	671,623	479,165	351,595
Additions	120,955,907	41,289,514	32,245,470	631,523	259,788	186,300
Runoff	(19,489,413)	(12,976,683)	(8,339,156)	(83,190)	(67,330)	(58,730)
Portfolio at end of year	$203,665,716	$102,199,222	$73,886,391	1,219,956	671,623	479,165

2012 versus 2011. Residential servicing and subservicing fees for 2012 were 75% higher than 2011 primarily due to:

•	A 46% increase in the average UPB of assets serviced principally because of three large MSR portfolios we acquired during the second quarter of 2012. The $22.2 billion 2012 Saxon Acquisition included the rights to service approximately $9.9 billion of loans that we previously had subserviced for Saxon. During 2012, the acquired MSR portfolios generated incremental servicing fees of approximately $144,694. In addition, servicing fees earned on the Litton portfolio were $164,836 higher in 2012 as 2011 included only four months of revenue. Because we acquired the Homeward servicing portfolio on December 27, 2012, it did not have a significant impact on 2012. These increases were offset in part by runoff of the portfolio as a result of principal repayments, modifications and real estate sales;
•	Incentive fees of $25,041 earned on subservicing portfolios added during 2012;

•	A 12% increase in the ratio of the UPB of serviced loans to subserviced loans in our portfolio to 86.3% at December 31, 2012 as compared to 77.0% at December 31, 2011 as a result of the Homeward Acquisition and the 2012 MSR acquisitions including the effect of the transfer to the servicing category of approximately $9.9 billion of UPB that we were subservicing for Saxon prior to the 2012 Saxon MSR Transaction; and
•	A 9% increase in completed modifications as compared to 2011.

The change in mix of serviced loans versus subserviced loans was one of the factors that resulted in residential servicing and subservicing revenues growing faster than the loan portfolio as these revenues increased to 0.67% of average UPB in 2012 as compared to 0.56% in 2011.

The increase in modifications contributed to revenue growth because when we return a loan to performing status we generally recognize any deferred servicing fees and late fees on the loan. For loans modified under HAMP, we earn HAMP fees in place of late fees. As noted above, completed modifications were up 9% in 2012 with SAM accounting for 26% of our modifications in 2012 and HAMP accounting for 24% as compared to 16% in 2011. Of the total modifications completed during 2012, 72% included principal modifications. As a result of modifications:

•	We recognized loan servicing fees and late charges of $100,659 and $56,055 during 2012 and 2011, respectively, for completed modifications.
•	We also earned HAMP fees of $76,615 and $42,025 in 2012 and 2011, respectively, which included HAMP success fees of $54,805 and $27,056 in 2012 and 2011, respectively, for loans that were still performing at the one-year anniversary of their modification.

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

Another factor contributing to the net increase in revenues was the decrease in the delinquency rates of the loans in our portfolio. Our overall delinquency rates decreased from 27.9% of total UPB at December 31, 2011 to 23.5% at December 31, 2012 largely because of modifications, especially of the Litton portfolio, which have driven down delinquency rates and averted foreclosures on delinquent loans and because of improvements in our early loss mitigation efforts.

Average prepayment speed increased only slightly to 14.7% for 2012 from 14.4% for 2011. In 2012, principal reduction modifications, regular principal payments and other voluntary payoffs accounted for approximately 51% of average CPR with real estate sales and other involuntary liquidations accounting for the remaining 49%. For 2011, total voluntary and involuntary reductions accounted for 38% and 62%, respectively, of average CPR. Principal reduction modifications accounted for 17% and 10% of our average prepayment speed for 2012 and 2011, respectively.

As of December 31, 2012, we estimate that the balance of deferred servicing fees related to delinquent borrower payments was $451,991 compared to $220,044 at December 31, 2011. The increase is primarily due to the Homeward Acquisition and the MSR acquisitions completed in the second quarter of 2012.

Operating expenses increased by $113,095 in 2012, or 49%, as compared to 2011 primarily because of the effects of the Litton Acquisition and the 2012 MSR acquisitions. Through December 31, 2012, we incurred $1,270 of acquisition-related expenses associated with the Homeward Acquisition.

•	Compensation and benefits increased by $14,369, or 18%, because:
o	Excluding employees of Homeward and Litton Loan Servicing, average staffing increased by a combined 1,867, or 67%, as we increased our staffing to manage the actual and planned increase in the servicing portfolio, and we insourced certain foreclosure functions that had previously been outsourced.
o	However, the effects of this increase in staffing were partly offset by the $34,027 of nonrecurring expenses in 2011 that were associated with Litton Loan Servicing.
•	Amortization of MSRs increased by $29,901 in 2012 due principally to $18,135 of additional amortization attributed to Litton and $21,653 attributed to the MSRs acquired during the second quarter of 2012 offset in part by a decline in amortization on pre-existing MSRs because of runoff of the portfolio.
•	Technology and Occupancy and equipment costs increased by a combined $28,708 as we have added facilities and infrastructure to support the residential servicing portfolio growth.
•	Servicing and origination expense increased by $16,891 primarily as a result of growth in the portfolio and a $6,651 charge we recorded to establish a liability for compensatory fees based on performance against benchmarks for various metrics associated with the servicing of non-performing loans for GSEs.

The comparison between 2012 and 2011 is greatly influenced by substantial transaction-related costs for the Litton Acquisition during the last four months of 2011:

•	2012
o	$18,185 attributable to Litton that primarily consisted of severance and other employee termination benefits of $2,538 and occupancy and equipment costs of $11,145. Occupancy and equipment costs include the $4,779 charge in the first quarter to establish a liability for the remaining lease payments on the former Litton facility located in Georgia that we vacated in March.
o	The $3,689 fee (included in Professional services) that we incurred in the first quarter as a result of cancelling the planned $200,000 upsizing of our SSTL facility because cash generated from operations, the sale of assets to HLSS and maximized borrowings under our advance facilities enabled us to close the Saxon and JPMCB MSR transactions in 2012 without upsizing the facility.

•	2011
o	$51,240 of operating expenses that included $34,027 of compensation and benefits, $4,967 of technology and communication costs, $5,294 of professional services and $4,950 of occupancy costs.

Excluding interest on the financing liabilities that we recognized in connection with the HLSS Transactions and the debt assumed in the Homeward Acquisition, interest expense on borrowings for 2012 was 29% higher than in 2011. This increase was principally the result of:

•	The effects of an increase in average borrowings on advance facilities principally as a result of the Litton Acquisition, 2012 Saxon MSR Transaction and JPMCB MSR Transaction (because it occurred so late in the year, the Homeward Acquisition had little effect)
•	Interest on the $575,000 SSTL that we entered into in connection with the Litton Acquisition
•	Offset by:
o	The transfer of the HomEq facility to HLSS in the first quarter of 2012
o	The repayment of $2.0 billion of match funded borrowings with the proceeds from the sales of MSRs and match funded advances to HLSS in 2012
o	Lower spreads on advance facilities, particularly as a result of the 3.3875% fixed rate on the Litton advance facility
o	Prepayments in 2011 on the prior SSTL that was related to the HomEq Acquisition resulted in the accelerated amortization of $12,575 of deferred facility costs and unamortized discount. Excluding this accelerated amortization, the average rate on 2011 borrowings would have been 6.18%.

Excluding the HLSS financing facility and the Homeward facilities, average borrowings of the Servicing segment increased by 57% during 2012 as compared to 2011 as average advances and match funded advances increased by 40% during the same period. Advances and MSRs acquired as part of the Litton Acquisition, 2012 Saxon MSR Transaction and JPMCB MSR Transaction were partially offset by a decline in average advances arising from the HomEq Acquisition, especially as a result of the transfer of the HomEq advances to HLSS in the first quarter of 2012 and by the sale of match funded advances to HLSS in the second and third quarters of 2012. Borrowing increased relative to advances because of a somewhat higher percentage of advances funded under the Litton advance facility than under other advance facilities and because of increased borrowing relative to available collateral to support the second quarter MSR acquisitions.

2011 versus 2010. Residential servicing and subservicing fees for 2011 were 42% higher than 2010 because of:

•	A 36% increase in the average UPB of residential assets serviced principally as a result of the Litton and HomEq acquisitions and because of a 9% increase in modifications. Servicing fees for 2011 include $62,750 earned on the Litton portfolio for the period from the acquisition date on September 1, 2011 through December 31, 2011.
•	An increase in the percentage of UPB representing servicing rather than subservicing to 77.0% at December 31, 2011, an 11% increase as compared to 69.4% at December 31, 2010. This increase was a result of the $38.6 billion of UPB that we acquired in the Litton Acquisition.

As a result of these changes, revenue increased relative to average UPB for 2011 to 0.56% as compared to 0.54% for 2010 due primarily due to a higher mix of servicing versus subservicing as a result of the 2010 Saxon MSR Transaction, HomEq Acquisition and Litton Acquisition. The effect on revenues of the Litton Acquisition was tempered by the fact that initial revenues from newly acquired servicing are principally the contractual servicing fee and late fees. Other ancillary revenues, which are driven by the resolution of non-performing loans, ramp up gradually in the first year after the acquisition.

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

We completed 76,205 modifications during 2011, up 9% from the 69,917 modifications completed during 2010. In 2011, 16% of completed modifications were HAMP as compared to 27% in 2010. As a result of these changes:

•	Excluding HAMP fees, we recognized loan servicing fees and late charges of $56,055 and $41,071 during 2011 and 2010, respectively, as a result of modifications completed.
•	In addition, we earned total HAMP fees of $42,025 and $32,363 in 2011 and 2010, respectively. These amounts included HAMP success fees of $27,056 and $13,370 in 2011 and 2010, respectively on loans that were still performing at the one-year anniversary of their modification.

As of December 31, 2011, we estimate that the balance of uncollected and unrecognized servicing fees related to delinquent borrower payments was $220,044 compared to $123,582 as of December 31, 2010. The increase is primarily due to the $38.6 billion of servicing UPB acquired in the Litton Acquisition.

Process management fee revenues are primarily comprised of referral commissions for sales of foreclosed residential real estate through our network of brokers. Process management fees also include fees earned from Altisource in connection with the preparation of foreclosure and similar documents on loans that have defaulted. After 2011, we experienced a substantial decline in document preparation fees as we aligned with new Freddie Mac and Fannie Mae guidelines that restrict certain fees.

Operating expenses increased by $31,130, or 16%, largely because of the effects of the Litton Acquisition and the effects of the HomEq Acquisition on 2011 and 2010 results:

•	Amortization of MSRs increased by $11,541 in 2011 due to $6,778 of amortization attributed to Litton and an increase of $10,211 related to HomEq offset in part by a decline in amortization on pre-existing MSRs.
•	Expenses incurred in connection with the Litton Acquisition, excluding amortization of MSRs, were $51,240 and include
o	Severance, WARN Act compensation and other benefits of $34,027,
o	Professional fees of $5,294,
o	Technology and communication costs of $4,967 and
o	Occupancy and equipment costs of $4,950.
•	The increases in operating expenses attributed to the Litton Acquisition in 2011 were offset by similar expenses incurred in connection with the HomEq Acquisition in 2010 of $52,603, which included
o	Severance and WARN Act compensation of $32,954,
o	Occupancy and equipment costs of $15,104 and
o	Professional fees of $3,977.

Excluding operating expenses related to the Litton and HomEq acquisitions, as well as amortization of MSRs, operating expenses increased by $20,448 from 2010 to 2011, as we increased our staffing in India, Uruguay and the U.S. to manage the increase in the size of the servicing portfolio. Excluding Litton personnel, average staffing in India and Uruguay increased by a combined 53% and in the U.S. by 17%. Total operating expenses for 2011 were 0.28% of average UPB as compared to 0.34% for 2010.

Interest expense on borrowings for 2011 was 66% higher than in 2010. This increase was principally the result of:

•	An increase in average borrowings on advance facilities as a result of the HomEq and Litton acquisitions and the closing of the $575,000 SSTL related to the Litton Acquisition on September 1, 2011.
•	As noted above, the repayment of the $350,000 SSTL related to the HomEq acquisition, including $180,000 of accelerated prepayments on this loan in 2011 resulted in a write-off to interest expense of $12,575 of related debt discount and deferred debt issuance costs. Excluding this writeoff the 2011 average effective rate would have been 6.18%.

•	Net settlements of $11,457 related to interest rate swap agreements that we entered into during the second quarter of 2010 as compared to $4,970 of such settlements in 2010.
•	Lower spreads on advance facilities, particularly the Litton advance facility partly offset these increases.

Average borrowings of the Servicing segment increased by 71% during 2011 as compared to 2010 as average advances and match funded advances increased by 69% during the same period due to our acquisition of advances and MSRs as part of the HomEq and Litton acquisitions.

The following table shows selected assets and liabilities of our Servicing segment as of December 31:

	December 31 2012	December 31, 2011
Advances	$176,360	$99,681
Match funded advances	3,049,244	3,629,911
Mortgage servicing rights, at amortized cost	676,712	293,152
Mortgage servicing rights, at fair value	85,213	—
Receivables, net	83,223	55,013
Goodwill	172,614	70,240
Premises and equipment	18,220	1,196
Debt service accounts	87,249	115,867
Asset purchase price deposit	57,000	—
Prepaid lender fees and debt issuance costs, net	14,313	27,113
Due from related parties	8,111	1,580
Other	33,496	7,618
Total assets	$4,461,755	$4,301,371

Match funded liabilities	$2,532,745	$2,558,951
Lines of credit and other borrowings	705,771	535,759
Accrued expenses	80,523	29,420
Due to related parties	37,260	1,873
Checks held for escheat	29,558	17,664
Payable to servicing and subservicing investors	9,973	28,824
Servicing liabilities	9,830	9,662
Accrued interest payable	5,412	1,915
Other	24,080	6,147
Total liabilities	$3,435,152	$3,190,215

In 2012, we completed the Homeward Acquisition, several MSR acquisitions, including three which were significant (the Saxon, JPMC and BANA MSR transactions), as well the HLSS Transactions which collectively had a significant effect on our balance sheet. Principally as a result of these transactions:

•	Advances and Match funded advances decreased by $503,988 primarily due to the following:
o	Transferred or sold $3.2 billion of advances to HLSS including the remaining $413,374 of HomEq-related advances and $1.2 billion of Litton-related advances outstanding
o	Collected advances on the HomEq and Litton portfolios acquisitions prior to the sales to HLSS as we continued to improve the performance of the acquired loan portfolios
o	Acquired $1.9 billion of advances in connection with the MSR acquisitions, principally the Saxon and JPMC MSR transactions
o	Acquired $2.3 billion as part of the Homeward Acquisition.
•	MSRs, at amortized cost increased by $383,560 as we acquired $275,844 in the Homeward Acquisition and acquired $181,979 as a result of the second and third quarter MSR acquisitions. This growth was offset by amortization of $74,171. MSRs, at fair value were acquired from Homeward and comprise servicing rights for prime mortgage loans for which we manage the effects of interest rate risk with derivative financial instruments. We elected to account for this class of servicing assets using the fair value measurement method.
•	Recorded goodwill of $102,374 in the Homeward Acquisition.

•	Match funded liabilities declined by $26,206 as borrowing under the Litton and HomEq facilities declined by $615,179 and $12,756, respectively, as a result of collections on advances. In addition, in connection with the HLSS Transactions, we repaid the Class D Term Note which had a balance of $11,638 at December 31, 2011, and HLSS assumed the remaining $358,335 balance of match funded liabilities associated with the HomEq advance facility. We also used $2.0 billion of proceeds from the sale of advances and MSRs to HLSS to repay match funded liabilities, including the payoff and termination of three facilities which had a combined balance of $2.2 billion outstanding at December 31, 2011. Partly offsetting these declines, we entered into four new advance facilities that we used to fund the second quarter MSR acquisitions and that added $580,961 to the balance outstanding at December 31, 2012. In addition, we added five facilities with an outstanding balance of $1.95 billion as a result of the Homeward Acquisition.
•	Lines of credit and other borrowings increased by $170,012, in part because the sales of Rights to MSRs to HLSS were accounted for as financings and resulted in the recognition of liabilities equal to the sales proceeds of which $303,705 was outstanding at December 31, 2012. In addition, a new financing facility that we added in 2012 to finance the acquisition of MSRs from BANA had an outstanding balance of $18,467 at December 31, 2012. We also entered into a senior unsecured loan agreement with Altisource under which we borrowed $75,000 to finance a portion of the Homeward Acquisition, and we borrowed an additional $100,000, net of an original issue discount of $1,000, through an incremental term loan pursuant to our existing SSTL facility. These increases were offset by mandatory prepayments of the SSTL of $274,521 that were required as a result of the HLSS Transactions and, $57,500 of scheduled quarterly repayments.

The following balance sheet items were also affected by the Homeward Acquisition, the MSR acquisitions and the HLSS Transactions:

•	Debt service accounts include both cash collections transferred to the issuer but not yet applied to the related debt and cash held in reserve to pay for potential shortfalls in the funds available to pay principal and interest on match funded liabilities. Unapplied cash varies with the timing of collections. We paid off three advance financing facilities in 2012 and HLSS assumed a fourth facility. Offsetting the effects of these changes, we assumed five advance financing facilities as a result of the Homeward Acquisition. As a result, the balance of debt service accounts has declined by $28,618.
•	Prepaid lenders fees and debt issuance costs decreased by $12,800 principally because of $17,770 of amortization, the transfer of $5,422 of unamortized costs to HLSS in March in connection with the HLSS Transactions and the write-off of $2,524 of unamortized costs related to the advance facilities we repaid. Partly offsetting these decreases, we recorded $7,144 of additional deferred costs related to the three new advance financing facilities added in the second quarter of 2012 and $1,052 of additional facility costs related the incremental term loan.

The increase in Receivables, net during 2012 is primarily due to the acquisition of receivables in the Homeward Acquisition and a $17,747 increase in amounts to be recovered from the custodial accounts of the trustees. The Asset purchase price deposit was required in connection with the ResCap Acquisition and was applied towards the purchase price at closing on February 15, 2013. See Note 31 for additional information regarding the ResCap Acquisition.

Accrued expenses at December 31, 2012 includes $58,862 attributable to Homeward, including $38,477related to loan repurchase obligations and for compensatory fees for foreclosures that exceed investor timelines. See Note 16 to the Consolidated Financial Statements for additional information regarding accrued expenses.

Amounts due to related parties at December 31, 2012 is primarily comprised of advances and servicing fees that were collected by Ocwen but not yet remitted to HLSS.

Lending

We acquired Homeward’s loan origination platform on December 27, 2012 as part of the Homeward Acquisition. The Lending segment is focused on originating and purchasing agency-conforming residential mortgage loans mainly through our correspondent lending business. In addition, in 2012, Homeward commenced a direct lending business to initially pursue refinancing opportunities from its existing servicing portfolio, where permitted. The loans are typically sold shortly after origination into a liquid market on a servicing retained basis and are measured at fair value.

The following table presents selected results of operations for the period December 27, 2012 through December 31, 2012:

Revenue	$141
Operating expenses	409
Loss from operations	(268)
Other income (expense), net	9

Loss from continuing operations before income taxes	$(259)

The following table presents selected assets and liabilities of the Lending segment at December 31, 2012:

Loans held for sale, at fair value	$426,480
Goodwill	121,458
Other	3,795
Total assets	$551,733

Lines of credit and other borrowings	$388,075
Other	19
Total liabilities	$388,094

Corporate Items and Other

Corporate Items and Other includes items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash, corporate debt and certain unallocated corporate expenses. Business activities that are not considered to be of continuing significance include subprime loans held for sale (at lower of cost or fair value), investments in unconsolidated entities and affordable housing investment activities. Corporate Items and Other also includes the diversified fee-based business that we acquired as part of the Homeward Acquisition on December 27, 2012 and expect to sell to Altisource in March 2013. Services provided by this business include property valuation, REO management, title and closing and advisory.

Portions of interest income and interest expense are allocated to the Servicing segment, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. Operating expenses incurred by corporate support services are also allocated to the Servicing segment.

The following table presents selected results of operations of Corporate Items and Other for the years ended December 31:

	2012	2011	2010
Revenue	$5,122	$2,348	$2,112
Operating expenses	19,667	8,971	37,130
Loss from operations	(14,545)	(6,623)	(35,018)
Other income (expense)
Net interest income	7,018	8,570	5,243
Loss on trading securities	—	—	(7,968)
Loss on loans held for resale, net	(4,804)	(4,529)	(5,865)
Equity in (losses) earnings of unconsolidated entities	(366)	(1,410)	606
Gain (loss) on debt redemption	(653)	—	723
Other, net	(3,246)	(8,893)	3,238
Other income (expense), net	(2,051)	(6,262)	(4,023)

Loss from continuing operations before income taxes	$(16,596)	$(12,885)	$(39,041)

Under agreements entered into following the Separation, Ocwen and Altisource provide to each other professional and other support services. In 2012, Ocwen and HLSS Management entered into similar agreements. Fees related to these services are included in revenue and operating expenses. See Note 27 to the Consolidated Financial Statements for additional information regarding our agreements with Altisource.

2012 versus 2011. Costs associated with our USVI initiative, the four new leased facilities located in India, two of which are not yet operational and the fees charged by HLSS Management for professional services all contributed to higher operating expenses in 2012. In addition, litigation related expenses were higher in 2012 because we reduced litigation accruals in 2011 related to a judgment in a vendor dispute which was paid in 2011.

Net interest income consists primarily of interest income on loans held by the consolidated securitization trusts and on loans held for resale.

Equity in losses of unconsolidated entities declined primarily as a result of the liquidation and dissolution of ONL and OREO during 2012.

Other, net in 2012 includes a loss of $3,167 on the sale of the retained beneficial interests that we held in the four consolidated securitization trusts. Following the sale, we deconsolidated these trusts. Other, net in 2012 also includes $964 of net realized and unrealized gains on derivatives consisting primarily of unrealized gains of $3,563 on swaps no longer designated as hedges for accounting purposes and a realized gain of $3,359 on our termination of foreign exchange forward contracts, offset in part by the recognition of $5,958 of deferred hedge losses on interest rate swaps that were previously included in AOCL. We had entered into these swaps to hedge the effects of changes in the interest rate on notes issued in connection with the financing of advances acquired as part of the HomEq Acquisition, and we terminated the hedging relationship when the advance facility was assumed on March 5, 2012 by HLSS.

Other, net in 2011 includes $5,785 of unrealized losses and $1,375 of settlements on foreign exchange forward contracts we entered into during the third and fourth quarters to hedge against the effects of changes in the value of the India Rupee on amounts payable to our India subsidiary, OFSPL.

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

Net interest income consists primarily of interest on loans held by the consolidated securitization trusts and on loans held for resale. Net interest income for 2010 includes $3,319 of interest expense incurred on the $350,000 SSTL from the closing date of the term loan on July 29, 2010 to the closing date of the HomEq Acquisition on September 1, 2010. Effective with the closing of the HomEq Acquisition, the interest expense on the term loan has been recognized in the Servicing segment.

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

Other, net for 2011 includes $5,785 of unrealized losses and $1,375 of settlements on foreign exchange forward contracts we entered into during the third and fourth quarters to hedge against the effects of changes in the value of the Indian Rupee. Other, net, for 2011 and 2010 includes $2,697 and $1,495, respectively, of net expense related to the securitization trusts that is primarily comprised of losses related to the loans. Partly offsetting these losses during 2011, we recognized $1,138 of gains on sales and other income related to our investments in affordable housing projects. As disclosed below, in 2010, we recognized $7,390 of gains and other income related to our investments in affordable housing projects that were partly offset by a $3,000 charge we recorded to write-off a commercial real estate investment.

The following table presents selected assets and liabilities of Corporate Items and Other at December 31:

	2012	2011
Cash	$220,130	$144,234
Restricted cash – for securitization investors (1)	—	675
Loans held for sale, at lower of cost or fair value (2)	82,720	20,633
Advances	8,144	3,910
Income taxes receivable (3)	55,292	21,518
Other receivables, net	15,733	3,421
Deferred tax assets, net (3)	92,136	107,968
Goodwill (4)	77,011	—
Premises and equipment, net (5)	19,289	6,153
Investment in unconsolidated entities (6)	25,187	23,507
Interest-earning collateral deposits (7)	23,193	26,191
Prepaid income taxes (3)	23,112	—
Real estate (8)	6,205	3,368
Due from related parties	4,250	729
Loans, net – restricted for securitization investors (1)	—	58,560
Other	5,992	5,786
Total assets	$658,394	$426,653

Lines of credit and other borrowings	$2,833	$4,610
Debt securities (9)	—	82,554
Accrued expenses	27,758	17,778
Liability for selected tax items (3)	22,702	4,524
Derivatives, at fair value (7)	15,614	20,276
Checks held for escheat	3,667	4,817
Due to related parties	7,775	2,401
Accrued interest payable	—	2,226
Secured borrowings – owed to securitization investors (1)	—	53,323
Other	3,493	1,989
Total liabilities	$83,842	$194,498

(1)	In December 2012, we sold the retained beneficial interests that we held in the four consolidated securitization trusts which we then deconsolidated and recognized a loss of $3,167 on the sale. Loans held by the consolidated securitization trusts at December 31, 2011 were net of an allowance for loan losses of $2,702 and included nonperforming loans with a UPB of $11,861. Secured borrowings – owed to securitization investors represented certificates issued by the consolidated securitization trusts.
(2)	Loans held for sale are primarily comprised of non-performing subprime loans net of valuation allowances of $13,793 and $14,257 at December 31, 2012 and 2011, respectively. In December 2012, we acquired non-performing mortgage loans with an aggregate principal balance of $124,341 for a purchase price of $65,356. We sold these loans to Altisource Residential, LP in February 2013 for an insignificant gain.
(3)	See Note 22 to the Consolidated Financial Statements for additional information regarding income taxes.
(4)	Goodwill assigned to the diversified fee-based business which we expect to sell to Altisource in March, 2013.
(5)	The increase in premises and equipment is primarily due to the build-out of new leased facilities located in India. Of the four new facilities in India, two became operational in 2012, and the other two are expected to become operational in the first quarter of 2013.
(6)	Our investment in unconsolidated entities is primarily comprised of our 49% equity interest in Correspondent One and our 26% equity interest in OSI. In addition, we acquired a 69.79% interest in Powerlink Settlement Services, LP Powerlink) as part of the Homeward Acquisition. Powerlink provides title, closing and valuation services. During 2012, we received $3,226 of distributions from OSI and our other asset management entities, ONL and OREO. The assets of ONL and OREO have been liquidated to cash and these entities were dissolved in December 2012. In addition, we sold a 1% interest in OSI which reduced our ownership interest to 26%.
(7)	The decrease in the fair value of the derivative liability at December 31, 2012 is primarily the result of terminating the foreign exchange forward contracts which had a fair value of $5,785 at December 31, 2011. This was partially offset by an increase in the fair value of the liability for our interest rate swaps as a result of changes in the interest rate environment. See Note 19 to the Consolidated Financial Statements for additional details on our derivative instruments. Interest-earning collateral deposits at December 31, 2012 and December 31, 2011 includes $19,312and $19,623, respectively, of cash collateral on deposit with the counterparties to our derivatives, the majority of which relates to swap agreements.

(8)	The increase in real estate in 2012 is the result of Ocwen’s purchase of the personal residence of its Chairman of the Board of Directors in connection with his relocation to St. Croix, USVI to serve as Chairman and CEO of OMS. See Note 27 to the Consolidated Financial Statements for additional information. The carrying value of this property was $5,445 at December 31, 2012.
(9)	As disclosed in Note 15 to the Consolidated Financial Statements, $56,410 of the outstanding 3.25% Convertible Notes were converted to 4,635,159 shares of common stock on March 28, 2012 at a conversion rate of 82.1693 per $1,000 (in dollars) principal amount (representing a conversion price of $12.17 per share). The remaining $25 principal balance was redeemed at a cash price of 100% of principal outstanding, plus accrued and unpaid interest. In addition, as disclosed in Note 15 to the Consolidated Financial Statements, on August 31, 2012, we redeemed the $26,119 outstanding principal balance of our 10.875% Capital Securities at a price of 102.719% of the outstanding principal, plus accrued and unpaid interest and recognized a loss of $653.

INCOME TAX EXPENSE

Income tax expense was $76,585, $44,672 and $5,545 for 2012, 2011 and 2010, respectively.

Our effective tax rate for 2012 was 29.74% as compared to 36.33% for 2011 and 14.2% for 2010. Excluding the effect of changes in a reserve predominantly related to deductions associated with a servicing advance structure and statute expirations in 2010, our effective tax rate was 37.5% for 2010. Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes and foreign tax rates, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated variable interest entities (VIEs), state taxes and changes in the liability for selected tax items. See Note 22 to the Consolidated Financial Statements for a reconciliation of taxes at the statutory rate to actual income tax expense. The effective tax rate for the fourth quarter of 2012 was 14.6%, including 6.5% representing the effect of a write-down of deferred tax assets. Our actual effective tax rate in the future will vary depending on the mix of U.S. and foreign assets and operations.

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

LIQUIDITY AND CAPITAL RESOURCES

As noted in the Overview – Liquidity section, our liquidity as of December 31, 2012, as measured by unencumbered cash plus unused, collateralized advance financing capacity was $220,130, a decrease of $330,937, or 60%, from December 31, 2011. Available credit was zero at December 31, 2012 because we had increased borrowing to fund the Homeward Acquisition. At December 31, 2012, our cash position was $220,130 compared to $144,234 at December 31, 2011. We have invested cash that is in excess of our immediate operating needs primarily in money market deposit accounts.

Investment policy and funding strategy. Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues
•	Collections of prior servicer advances in excess of new advances
•	Proceeds from match funded liabilities
•	Proceeds from lines of credit and other secured borrowings, including warehouse facilities
•	Proceeds from sales of Rights to MSRs and related advances to HLSS
•	Proceeds from sales of originated loans.

Advances and match funded advances comprised 57% of total assets at December 31, 2012. Most of our advances have the highest reimbursement priority (i.e., “top of the waterfall”) so that we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds.

For the loan origination business acquired in the Homeward Acquisition, we use mortgage loan warehouse facilities to fund loans on a short-term basis until they are sold to secondary market investors, such as the GSEs or other third party investors. The majority of these warehouse facilities are structured as repurchase agreements under which ownership of the loans is temporarily transferred to a lender. The loans are transferred at a discount or “haircut” which serves as the primary credit enhancement for the lender. The funds are repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30-45 days. Subsequent to December 31, 2012, we extended the maturity date of a number of the warehouse facilities. See Note 14 for additional details.

In addition to these near-term sources, potential additional long-term sources of liquidity include proceeds from the issuance of debt securities and equity capital; although we cannot assure you that they will be available on terms that we find acceptable. On November 9, 2011, we completed the public offering of 28,750,000 shares of common stock at a per share price of $13.00 and received net proceeds of $354,445. In 2011, we used the net proceeds to temporarily reduce our borrowings under advance funding facilities rather than invest the proceeds at short-term investment rates below our effective cost of borrowing. In 2012, we used excess cash to fund servicing acquisitions and increased our advance borrowings. In connection with the ResCap Acquisition in February 2013, we repaid the borrowings under our existing SSTL with a portion of the proceeds of a new $1.3 billion SSTL facility. We also added $1.25 billion of match funded debt under three advance funding facilities. See Note 2 for additional information on the ResCap Acquisition.

We also rely on the secondary mortgage market as a source of long-term capital to support our lending operations. Substantially all of the mortgage loans that we produce are sold in the secondary mortgage market in the form of residential mortgage backed securities guaranteed by Fannie Mae or Freddie Mac.

Our primary uses of funds are:

•	Payments for advances in excess of collections on existing servicing portfolios
•	Payment of interest and operating costs
•	Purchase of MSRs and related advances
•	Funding of originated loans
•	Repayments of borrowings, including match funded liabilities and warehouse facilities.

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

At December 31, 2012, $1.5 billion of our total maximum borrowing capacity remained unused. We maintain unused borrowing capacity for three reasons:

•	As a protection should advances increase due to increased delinquencies
•	As a protection should we be unable to either renew existing facilities or obtain new facilities
•	To provide capacity for the acquisition of additional MSRs.

Outlook. In order to reduce fees charged by lenders (which we recognize as interest expense), we limit unused borrowing capacity to a level that we consider prudent relative to the current levels of advances and to our funding needs for reasonably foreseeable changes in advances. We also monitor the duration of our funding sources. Increases in the term of our funding sources allows us to better match the duration of our advances and corresponding borrowings and to further reduce the relative cost of up-front facility fees and expenses.

We believe that we have sufficient capacity to fund all but the largest servicing acquisitions without issuing equity capital. Cash from operations, the HLSS Transactions and advance financing facilities provided sufficient funds to close the Saxon and JPMCB MSR transactions on April 2, 2012. For the Homeward Acquisition, we issued $162,000 of the Preferred Shares and funded the $603,724 cash consideration primarily through a $100,000 incremental term loan from Barclays Bank PLC pursuant to our existing SSTL facility, through a $75,000 loan from Altisource pursuant to a new senior unsecured loan agreement, through net proceeds from the December 26, 2012 sale of Rights to MSRs and related servicing advances to HLSS, and through cash generated from our operations. Additional senior secured debt and borrowings under servicing advance facilities was sufficient to fund the ResCap acquisition without the need to raise new equity at Ocwen.

Debt financing summary. The more significant changes in our debt financing during 2012 were:

•	Repaid $332,021 on the $575,000 existing Ocwen SSTL including required prepayments of $274,521 from the proceeds received on the HLSS Transactions and $57,500 of scheduled quarterly payments;

•	In connection with the Homeward Acquisition, borrowed $100,000 under an incremental term loan pursuant to the existing Ocwen SSTL facility and borrowed $75,000 pursuant to a new senior unsecured loan agreement with Altisource;
•	Repaid the $300,000 SSTL and $50,000 senior secured revolving line of credit that we assumed in the Homeward Acquisition;
•	Transferred to HLSS the $358,335 balance of the other match funded term notes issued in connection with the HomEq Acquisition;
•	Repaid the note that we issued in connection with the financing of the advances acquired as part of the Litton Acquisition. The balance outstanding under this facility at December 31, 2011 was $1.8 billion;
•	Fully repaid the advance receivables backed note under one match funded advance financing facility and the $210,000 Term Note 2009-3 and the Variable Funding Note 2009-1 under a second facility from the proceeds of the HLSS flow sales and terminated the facilities. Borrowing under the 2009-1 note had increased to $544,534 at June 30, 2012 as part of the financing of the JPMCB MSR Transaction;
•	Issued notes with a combined maximum borrowing capacity of $1.1 billion under two new facilities in connection with the financing of advances that we acquired as part of the 2012 Saxon MSR Transaction. The total balance outstanding under these facilities at December 31, 2012 was $437,728;
•	In connection with the acquisition of MSRs from BANA in June, issued notes with a maximum borrowing capacity of $100,000 under a new advance funding facility and issued a new promissory note to finance the MSRs. At December 31, 2012, a total of $112,561 was outstanding under these new agreements.
•	In connection with the Homeward Acquisition, we assumed advance financing facilities with a maximum borrowing capacity of $2.6 billion and $2.0 billion of outstanding borrowings under these facilities at December 31, 2012.
•	Also, in connection with the Homeward Acquisition, we assumed mortgage loan warehouse facilities with a maximum borrowing capacity of $733,938 and $388,075 of borrowings outstanding at December 31, 2012.

Maximum borrowing capacity for match funded advances decreased by $0.4 billion from $4.1 billion at December 31, 2011. During 2012, we fully repaid and terminated match funded advance financing facilities that had total aggregate borrowing capacity of $3.5 billion at December 31, 2011. This decrease is also partly a result of the assumption by HLSS of one of our advance financing facilities in connection with the HLSS Transactions (See Note 3 to the Consolidated Financial Statements for additional information regarding the HLSS Transactions.). The facility assumed by HLSS had a maximum borrowing capacity of $582,729 at December 31, 2011. These declines were offset in part by $1.1 billion of borrowing capacity added in connection with the 2012 Saxon MSR Transaction, $2.6 billion added in connection with the Homeward Acquisition, $100,000 added in connection with the BANA MSR acquisition and $50,000.added in connection with the Aurora small-balance commercial MSR acquisition.

Our unused advance borrowing capacity decreased from $1.6 billion at December 31, 2011 to $1.2 billion at December 31, 2012. We fully repaid and terminated match funded facilities that had unused borrowing capacity of $1.4 billion at December 31, 2011. The decrease is also due in part to the loss of $200,000 of unused borrowing capacity that was available at December 31, 2011 under the facility that was assumed by HLSS. These declines were partially offset by four new facilities that we added during 2012 in connection with the Saxon, BANA and Aurora MSR acquisitions. These facilities had unused borrowing capacity of $469,039 at December 31, 2012. Unused borrowing capacity at December 31, 2012 includes $693,493 related to the Homeward advance facilities.

Our ability to finance servicing advances is a significant factor that affects our liquidity. Our ability to continue to pledge collateral under each advance facility depends on the performance of the collateral. In addition, a number of our match funded advance facilities contain provisions that limit the eligibility of advances to be financed based on the length of time that advances are outstanding, and certain of our match funded advance facilities have provisions that limit new borrowings if average foreclosure timelines extend beyond a certain time period, either of which, if such provisions applied, could adversely affect liquidity by reducing our average effective advance rate. Currently, the large majority of our collateral qualifies for financing under the advance facility to which it is pledged.

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

Cash flows for the year ended December 31, 2012. Our operating activities provided $1.8 billion of cash largely due to collections of servicing advances (primarily on the Litton portfolio) and net income adjusted for MSR amortization and other non-cash items. Excluding cash paid to acquire advances in connection with the Homeward Acquisition, and excluding the proceeds from the sale of match funded advances to HLSS in connection with the HLSS Transactions, both of which are reported as investing activities, net collections of servicing advances were $1.4 billion. Operating cash flows were used principally to repay related match funded liabilities and to fund the portions of the Homeward Acquisition and the MSR acquisitions not funded through borrowings.

Our investing activities provided $262,870 of cash. Cash inflows from investing activities include $2.8 billion of proceeds from HLSS on the sale of advances and $3,226 of distributions from our asset management entities. As disclosed below in the discussion of financing activities, we used a portion of the proceeds from the sales to HLSS to repay match funded liabilities and for required prepayments of the SSTL. We paid $524,213 to acquire Homeward, including $2.3 billion of advances, MSRs of $358,119 and loans of $558,721. We also assumed $2.0 billion of Homeward’s servicing advance facilities and $864,969 of secured borrowings used to fund their loan originations business. In addition to the Homeward Acquisition, we paid $2.1 billion to purchase MSRs and advances in connection with the acquisition of several MSR portfolios. We used cash from operations, a portion of the proceeds from the HLSS Transactions and borrowings under both new and existing facilities to fund these acquisitions. Cash used for additions to premises and equipment of $19,217 primarily relates to the build-out of new leased facilities in India.

Our financing activities used $2.0 billion of cash primarily due to net repayments of $1.7 billion on match funded liabilities. Net repayments on match funded liabilities exclude $358,335 of match funded liabilities assumed by HLSS in connection with the sale of advance SPEs (reported as investing activity). We used collections of servicing advances and $2.0 billion of the proceeds received from the HLSS Transactions to repay match funded liabilities. In addition to the net repayments on match funded liabilities, we also repaid $332,021 of Ocwen’s $575,000 SSTL, paid $350,000 to retire the senior secured term loan and revolving line of credit assumed from Homeward and paid $26,829 to redeem the remaining balance of our 10.875% Capital Securities at a price of 102.719%. These cash outflows were partly offset by $317,779 of proceeds as part of the HLSS Transactions from the sale of Rights to MSRs accounted for as financings.

Cash flows for the year ended December 31, 2011. Our operating activities provided $982,145 of cash primarily due to collections of servicing advances (primarily on the HomEq Servicing portfolio) and net income adjusted for amortization and other non-cash items. Excluding $2.5 billion paid to acquire advances in connection with the Litton Acquisition, collections of servicing advances were $842,545. The cash provided by advance collections and earnings were partly offset by the payment of settled litigation and the funding of a new debt service account related to the advance facility established to finance the advances acquired as part of the Litton Acquisition. The funding of the new interest-earning debt service account was offset in part by lower balance requirements for debt service accounts related to the HomEq and other match funded facilities as a result of repayments of the borrowings. Operating cash flows were used principally to repay borrowings under advance financing facilities and the SSTLs.

Our investing activities used $2.7 billion of cash during 2011. On September 1, 2011, we paid $2.6 billion to acquire Litton, including advances of $2.5 billion and MSRs of $144,314. We also invested $15,000 in Correspondent One. Distributions received from our asset management entities were $2,415 during 2011.

Our financing activities provided $1.7 billion of cash consisting primarily of $2.1 billion received from the new match funded facility established to finance the advances acquired in the Litton Acquisition. We also received proceeds of $563,500 from the issuance of the $575,000 SSTL. We used the proceeds from these two new facilities to fund the Litton Acquisition. Cash provided by operating activities and net proceeds of $354,445 from the issuance of 28,750,000 shares of common stock allowed us to make net repayments of $1.1 billion against match funded liabilities. In addition, we were able to repay the $197,500 remaining balance of the $350,000 SSTL and payments of $28,750 on the new $575,000 SSTL. We also repaid the remaining balance on our fee reimbursement advance. In connection with the issuance of the new SSTL, we paid $13,147 of debt issuance costs to the lender.

Cash flows for the year ended December 31, 2010. Our operating activities provided $727,544 of cash primarily due to our liquidation of auction rate securities and net collections of servicing advances. Trading activities provided $239,555 of cash from sales, settlements and redemptions of auction rate securities. Excluding $1.6 billion paid to acquire advances in connection with the HomEq Acquisition and 2010 Saxon MSR Transaction, total advance collections were $447,219. Servicer liabilities declined by $36,180 in 2010.

Our investing activities used $1.7 billion of cash during the year ended December 31, 2010. We paid $1.2 billion to acquire the HomEq Servicing business including $1.1 billion of advances and $84,324 of MSRs. We also paid $23,425 to purchase MSRs and acquired $528,882 of advances and other assets in connection with the acquisition of the Saxon servicing portfolio. During 2010, we also received proceeds of $6,036 from the sale of our 1% general partnership interests in three affordable housing properties and received $3,542 of distributions from our asset management entities.

Our financing activities provided $1.0 billion of cash primarily consisting of net proceeds from match funded liabilities of our Servicing business including $824,000 received in connection with the notes issued to finance the advances acquired as part of the HomEq Acquisition. We also received proceeds of $343,000 from the issuance of a SSTL. This was partially offset by our repayment of the investment line of $156,968, repayment of $152,500 of principal and $10,689 of debt issue costs on the SSTL and repurchase of our Capital Securities with a face value of $13,010 for $11,659. We also paid the first annual installment of $12,000 on our $60,000 fee reimbursement advance.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of December 31, 2012:

	Less Than One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Lines of credit and other borrowings (1)	$782,740	$18,466	$—	$—	$801,206
Contractual interest payments (2)	32,829	26,626	4,611	—	64,066
Operating leases	13,521	26,848	19,320	4,400	64,089
	$829,090	$71,940	$23,931	$4,400	$929,361

(1)	Amounts are exclusive of any related discount.
(2)	Represents estimated future interest payments on borrowings, based on applicable interest rates as of December 31, 2012.

We exclude Match funded liabilities from the contractual obligations table above because it represents non-recourse debt that has been collateralized by match funded advances which are not available to satisfy general claims against Ocwen. Holders of the notes issued by the SPEs have no recourse against any assets other than the match funded advances that serve as collateral for the securitized debt. Actual interest on match funded liabilities was $122,292 in 2012. Future interest may vary depending on utilization, changes in LIBOR and spreads and the execution of hedging strategies.

We also exclude from the contractual obligations table the financing liability of $303,705 that we recorded in connection with the sales of Rights to MSRs to HLSS. Because Ocwen has not yet transferred legal title to the MSRs, the sales were accounted for as a financing. This financing liability has no contractual maturity and is amortized over the life of the pledged MSRs. See Note 14 to the Consolidated Financial Statements for additional information.

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

Our securitizations of mortgage loans in prior years were structured as sales. We retained both subordinated and residual interests in six of these SPEs. We also subsequently acquired residual and/or subordinated interests in five trusts where we were not the transferor but were the servicer. We determined that four of these securitization trusts are VIEs of which we were the primary beneficiary. We included these four trusts in our Consolidated Financial Statements effective January 1, 2010. In December 2012, we sold the residual and subordinated interests that we held in the four consolidated securitization trusts which we then deconsolidated. We also sold the securities that we held in two of the unconsolidated trusts.

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

VIEs. In addition to certain of our financing SPEs, we have invested in several other VIEs primarily in connection with purchases of whole loans. If we determine that we are the primary beneficiary of a VIE, we include the VIE in our consolidated financial statements.

Mortgage Loan Repurchase and Indemnification Liability. As a result of the Homeward Acquisition, we have exposure to potential mortgage loan repurchase and indemnifications in our capacity as a loan originator and servicer. The estimation of the liability for probable losses related to repurchase and indemnification obligations as loan originator and servicer considers an estimate of probable future repurchase or indemnification obligations based on industry data of loans of similar type segregated by year of origination. An estimated loss severity, based on current loss rates for similar loans, is then applied to probable repurchases and indemnifications to estimate the liability for loan repurchases and indemnifications.

In addition, we assumed the warranties and obligations for the loans underlying one of our MSR acquisitions where we assumed the origination representation and warranties. See “Risk Factors—Risks Related to Our Business and Industry—We may be required to indemnify or repurchase certain loans if they fail to meet criteria or characteristics or under other circumstances.” The liability for loan repurchases and indemnifications is calculated using a model to estimate future loan repurchase requests with historical loss rates applied to determine incurred losses. Our historical loss rates consider our historical loss experience we incur upon sale or liquidation of a repurchased loan as well as current market conditions.

The underlying trends for loan repurchases and indemnifications are volatile, and there is a significant amount of uncertainty regarding our expectations of future loan repurchases and indemnifications and related loss severities. Due to the significant uncertainties surrounding these estimates related to future repurchase and indemnification requests by investors and insurers as well as uncertainties surrounding home prices, it is possible that our exposure could exceed our recorded mortgage loan repurchase and indemnification liability. Our estimate of the mortgage loan repurchase and indemnification liability considers the current macro-economic environment and recent repurchase trends; however, if we experience a prolonged period of higher repurchase and indemnification activity or if weakness in the housing market continues and further declines in home values occur, then our realized losses from loan repurchases and indemnifications may ultimately be in excess of our recorded liability. Given the levels of realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of our recorded liability.

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

Listed below are recent accounting pronouncements that we had not yet adopted as of December 31, 2012. These pronouncements require additional disclosures only and our adoption on January 1, 2013 did not have a material impact on our Consolidated Financial Statements. For additional information regarding these pronouncements, see Note 1 to the Consolidated Financial Statements.

•	ASU 2011-11 (ASC 210, Balance Sheet): Disclosures about Offsetting Assets and Liabilities
•	ASU 2013-01 (ASC 210, Balance Sheet): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

In addition to the recently issued accounting pronouncements listed above, listed below are accounting pronouncements we adopted on January 1, 2012 that did not have a material affect but resulted in additional disclosures in the notes to our Consolidated Financial Statements.

•	ASU 2011-03 (ASC 860, Transfers and Servicing): Reconsideration of Effective Control for Repurchase Agreements
•	ASU 2011-04 (ASC 820, Fair Value Measurement): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs
•	ASU 2011-05 (ASC 220, Comprehensive Income): Presentation of Comprehensive Income
•	ASU 2011-12 (ASC 220, Comprehensive Income): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05

With regard to ASU 2011-03, repurchase agreements were not a significant source of funding for Ocwen prior to the Homeward Acquisition. Mortgage loan warehouse facilities are used to fund the loan origination business we acquired from Homeward on December 27, 2012, and the majority of these facilities are structured as repurchases which are accounted for as secured borrowings rather than as sales. See Note 14 to the Consolidated Financial Statements for additional information on securities sold under an agreement to repurchase. ASU 2011-04 resulted in additional fair value disclosures which we have provided in Note 4. ASU 2011-05 did not affect the presentation of our Consolidated Financial Statements. See Note 1

for additional information regarding these pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

Our principal exposures to market risk include interest rate risk, liquidity risk, consumer credit risk, counterparty credit risk and foreign currency exchange rate risk. Market risk also reflects the risk of declines in the valuation of financial instruments and the collateral underlying loans. Our Investment Committee reviews significant transactions that may affect market risk and is authorized to utilize a wide variety of techniques and strategies to manage market risk.

Interest Rate Risk

Our principal market exposure is to interest rate risk due to the impact on our mortgage-related assets and commitments, including mortgage loans held for sale, interest rate lock commitments (IRLCs) and MSRs. Changes in interest rates could materially and adversely affect our volume of mortgage loan originations or reduce the value of our MSRs.

Loans Held for Sale and IRLCs

IRLCs represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage loan applicant, whereby the interest rate on the loan is set prior to funding. Our mortgage loans held for sale, which we hold in inventory while awaiting sale into the secondary market, and our IRLCs are subject to the effects of changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale into the secondary mortgage market. Loan commitments generally range from 5 to 30 days; and our holding period of the mortgage loan from funding to sale is typically less than 20 days.

For our loans held for sale that we have elected to carry at fair value, we manage the associated interest rate risk through an active hedging program overseen by our Investment Committee. Our hedging policy determines the hedging instruments to be used in the mortgage loan hedging program, which include forward sales of agency “to be announced” securities (TBAs), whole loan forward sales, Eurodollar futures and interest rate options. Forward mortgage backed securities (MBS) trades are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Our hedging policy also stipulates the hedge ratio we must maintain in managing this interest rate risk, which is also monitored by our Investment Committee.

Fair Value MSRs

Our MSRs that we have elected to carry at fair value are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Consequently, the value of these MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and tends to increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics.

For these MSRs, we enter into economic hedges, including interest rate swaps, U.S. Treasury futures and forward MBS trades to minimize the effects of loss in value associated with increased prepayment activity that generally results from declining interest rates. Our Investment Committee establishes and maintains policies that govern our hedging program, including such factors as our target hedge ratio, the hedge instruments that we are permitted to use in our hedging activities and the counterparties with whom we are permitted to enter into hedging transactions. Our hedging policy currently permits us to use mortgage TBA instruments and options on mortgage TBAs, Treasury and Eurodollar futures and options on U.S. Treasury and Eurodollar futures as well as interest rate swaps, interest rate caps and interest rate forwards, floors and swaptions as hedge instruments in our MSR hedging program.

Sensitivity Analysis

Fair Value MSRs, Loans Held for Sale and Related Derivatives

The following table summarizes the estimated change in the fair value of our fair value MSRs, loans held for sale and related derivatives as of December 31, 2012 given hypothetical instantaneous parallel shifts in the yield curve (in thousands):

	Change in Fair Value
	Down 25 bps	Up 25 bps

Loans held for sale	$17,005	$(20,855)
Forward MBS trades	(17,301)	20,595
Total loans held for sale and related derivatives	(296)	(260)

Fair Value MSRs	(12,518)	11,287
MSRs, embedded in pipeline	(1,705)	1,331
Total MSRs	(14,223)	12,618
Derivatives related to MSRs	11,910	(12,115)
Total MSRs and related derivatives	(2,313)	503

Total, net	$(2,609)	$243

We used December 31, 2012 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

Borrowings

The debt used to finance much of our operations is exposed to interest rate fluctuations. We purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates.

Based on December 31, 2012 balances, if interest rates were to increase by 1% on our variable rate debt (excluding our SSTL) and interest earning cash and float balances, we estimate a net positive impact of approximately $13,069 resulting from an increase of $17,418 in annual interest income and a decrease of $4,349 in annual interest expense. The decrease in interest expense reflects a reduction of approximately $8,616 due to the anticipated effects of our hedging activities. See the tables below and Note 19 to the Consolidated Financial Statements for additional information regarding our use of derivatives.

Interest Rate Sensitive Financial Instruments

The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates categorized by expected maturity and the related fair value of these instruments at December 31, 2012 and 2011. We use certain assumptions to estimate the expected maturity and fair value of these instruments. We base expected maturities upon contractual maturity and projected repayments and prepayments of principal based on our historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience. Average interest rates are based on the contractual terms of the instrument and, in the case of variable rate instruments, reflect estimates of applicable forward rates. The average presented is the weighted average.

	Expected Maturity Date at December 31, 2012
	2013	2014	2015	2016	2017	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$108,796	$—	$—	$—	$—	$—	$108,796	$108,796
Average interest rate	0.84%	—	—	—	—	—	0.84%
Loans held for sale, at fair value	426,480	—	—	—	—	—	426,480	426,480
Average interest rate	3.60%	—	—	—	—	—	3.60%
Loans held for sale, at lower of cost or fair value (2)	70,053	5,584	2,357	1,219	1,067	2,586	82,866	82,866
Average interest rate	5.73%	7.51%	7.51%	6.42%	6.42%	6.42%	5.96%
Interest–earning collateral and debt service accounts	120,458	—	—	—	—	—	120,458	120,458
Average interest rate	0.36%	—	—	—	—	—	0.36%
Total rate-sensitive assets	$725,787	$5,584	$2,357	$1,219	$1,067	$2,586	$738,600	$738,600
Percent of total	98.26%	0.76%	0.32%	0.17%	0.14%	0.35%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities:
Fixed rate	$1,348,999	$299,278	$—	$—	$—	$—	$1,648,277	$1,648,810
Average interest rate	3.57%	4.04	—	—	—	—	3.63%
Variable rate	495,592	388,876	—	—	—	—	884,468	884,468
Average interest rate	3.00%	3.05%	—	—	—	—	3.16%
Lines of credit and other borrowings (3)	774,508	—	18,466	—	—	—	792,974	797,799
Average interest rate	4.37%	—	3.71%	—	—	—	4.35%
Total rate-sensitive liabilities	$2,619,099	$688,154	$18,466	$—	$—	$—	$3,325,719	$3,331,077
Percent of total	78.75%	20.69%	0.56%	—%	—%	—%	100.00%

	Expected Maturity Date at December 31, 2012
	2013	2014	2015	2016	2017	There- after	Total Balance	Fair Value (1)

Rate-Sensitive Derivative Financial Instruments:
Derivative Assets:
Interest rate caps	$—	$—	$425,000	$600,000	$—	$—	$1,025,000	$168
Average strike rate	—	—	4.50%	5.00%	—	—	4.79%
IRLCs	1,112,519	—	—	—	—	—	1,112,519	5,781
Interest rate swaps	—	15,000	165,000	90,000	15,000	147,500	432,500	4,778
Average fixed rate	—	0.45%	0.56%	0.68%	0.89%	2.14%	1.13%
Forward MBS trades	314,000	—	—	—	—	—	314,000	67
Average coupon	3.00%	—	—	—	—	—	3.00%

Derivative Liabilities:
Forward MBS trades	1,324,979	—	—	—	—	—	1,324,979	1,786
Average coupon	3.06%	—	—	—	—	—	3.06%
U.S. Treasury Futures	109,000	—	—	—	—	—	109,000	1,258
Interest rate swaps	586,945	29,400	447,110	—	—	—	1,063,455	15,614
Average fixed rate	1.75%	0.69%	0.81%	—	—	—	1.33%
Derivatives, net	$3,447,443	$44,400	$1,037,110	$690,000	$15,000	$147,500	$5,381,453	$(7,864)
Forward LIBOR curve (4)	0.22%	0.33%	0.60%	1.14%	1.76%	3.48%

	Expected Maturity Date at December 31, 2011
	2012	2013	2014	2015	2016	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$86,420	$—	$—	$—	$—	$—	$86,420	$86,420
Average interest rate	0.42%	—	—	—	—	—	0.42%
Loans held for sale (2)	7,464	4,930	2,956	1,457	1,181	2,645	20,633	20,633
Average interest rate	8.13%	8.27%	7.82%	8.07%	7.84%	7.84%	8.06%
Interest–earning collateral and debt service accounts	142,058	—	—	—	—	—	142,058	142,058
Average interest rate	0.10%	—	—	—	—	—	0.10%
Total rate-sensitive assets	$235,942	$4,930	$2,956	$1,457	$1,181	$2,645	$249,111	$249,111
Percent of total	94.71%	1.98%	1.19%	0.59%	0.47%	1.06%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities:
Fixed rate	$190,000	$1,844,043	$—	$—	$—	$—	$2,034,043	$2,044,223
Average interest rate	4.02%	3.41%	—	—	—	—	3.47%
Variable rate	11,687	513,221	—	—	—	—	524,908	524,908
Average interest rate	2.30%	3.64%	—	—	—	—	3.61%
Lines of credit and other secured borrowings	59,296	54,994	55,303	55,611	315,165	—	540,369	550,860
Average interest rate	6.66%	7.00%	7.00%	7.00%	7.00%	—	6.96%
Debt securities	56,435	—	—	—	—	26,119	82,554	92,125
Average interest rate	3.25%	—	—	—	—	10.88%	5.66%
Total rate-sensitive liabilities	$317,418	$2,412,258	$55,303	$55,611	$315,165	$26,119	$3,181,874	$3,212,116
Percent of total	9.98%	75.81%	1.74%	1.75%	9.90%	0.82%	100.00%

Rate-Sensitive Derivative Financial Instruments:
Interest rate swaps
Outstanding notional	$303,345	$733,651	$356,689	$—	$—	$—	$1,393,685	$(14,491)
Average fixed rate	1.03%	1.54%	0.84%	—	—	—	1.25%
Interest rate cap
Outstanding notional	$—	$—	$1,600,000	$—	$—	$—	$1,600,000	$3,600
Strike rate	—%	—%	4.25%	—	—	—	4.25%
Forward LIBOR curve (4)	0.49%	0.61%	1.01%	—	—	—

(1)	See Note 3 to the Consolidated Financial Statements for additional fair value information for financial instruments.
(2)	Net of market valuation allowances and including non-performing loans.
(3)	Excludes the financing liability of $303,705 that we recorded in connection with the sales of Rights to MSRs to HLSS which did not qualify as sales for accounting purposes. This financing liability has no contractual maturity and is amortized over the life of the pledged MSRs.
(4)	Average 1-Month LIBOR for the periods indicated.

Liquidity Risk

We are exposed to liquidity risk primarily because the cash required to support the Servicing business includes the requirement to make advances pursuant to servicing contracts and the need to retain MSRs. We are also exposed to liquidity risk by our need to originate and finance mortgage loans and sell mortgage loans into secondary markets.

We estimate how our liquidity needs may be impacted by a number of factors, including fluctuations in asset and liability levels due to our business strategy, changes in our business operations, levels of interest rates and unanticipated events. We also assess market conditions and capacity for debt issuance in the various markets we access to fund our business needs. Additionally, we have established internal processes to anticipate future cash needs and continuously monitor the availability of funds pursuant to our existing debt arrangements. We address liquidity risk by maintaining committed borrowing capacity in excess of our expected needs and by extending the tenor of our funding arrangements. In general, we finance our operations through operating cash flow, match funding agreements and secured borrowings. See “Overview - Liquidity Summary” and “Liquidity and Capital Resources” for additional discussions of liquidity.

Consumer Credit Risk

We sell our loans on a non-recourse basis. However, we also provide representations and warranties to purchasers and insurers of the loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss. The outstanding UPB of loans sold by us represents the maximum potential exposure related to representation and warranty provisions.

We maintain a reserve for losses on loans repurchased or indemnified as a result of breaches of representations and warranties on our sold loans. We base our estimate on our most recent data regarding loan repurchases and indemnity payments, actual credit losses on repurchased loans and recovery history, among other factors. Internal factors that affect our estimate include, among other things, level of loan sales, to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate include, among other things, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at GSEs and the overall U.S. and world economy. Many of the factors are beyond our control and may lead to judgments that are susceptible to change.

We are also responsible for the origination representation and warranties obligations for the loans underlying one of the MSR portfolios acquired in the Homeward Acquisition. We may be required to indemnify or repurchase certain loans if they fail to meet criteria or characteristics or under other circumstances. We determine the required reserve using a model to estimate future loan referrals with historical loss rates applied to determine incurred losses. Our historical loss rates consider our historical loss experience we incur upon sale or liquidation of a repurchased loan as well as current market conditions.

We are not subject to the majority of the credit-related risk inherent in maintaining a mortgage loan portfolio because we do not hold loans for investment purposes. Nearly all mortgage loans we originate are sold in the secondary market within 20 days of origination.

Counterparty Credit Risk & Concentration Risk

Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. We manage credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties and the use of mutual margining agreements whenever possible to limit potential exposure. We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements. We manage such risk by monitoring the credit ratings of our counterparties and do not anticipate losses due to counterparty nonperformance.

Counterparty credit risk exists with our third party originators from whom we purchase originated mortgage loans. The third party originators incur a representation and warranty obligation when we acquire the mortgage loan from them, and they agree to reimburse us for any losses incurred due to an origination defect. We become exposed to losses for origination defects if the third party originator is not able to reimburse us for losses incurred for indemnification or repurchase. We mitigate this risk by monitoring purchase limits from our third party originators (to reduce any concentration exposure), quality control reviews of the third party originators, underwriting standards and monitoring the credit worthiness of third party originators on a periodic basis.

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

The information required by this section is contained in the Consolidated Financial Statements of Ocwen Financial Corporation and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, beginning on Page F-1.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our internal control over financial reporting as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2012, internal control over financial reporting is effective based on criteria established in Internal Control—Integrated Framework issued by the COSO.

Because Homeward Residential Holdings, Inc. was acquired in a purchase business combination on December 27, 2012, Ocwen has excluded Homeward and its subsidiaries from the assessment of internal control over financial reporting as of December 31, 2012. Homeward’s consolidated total assets represent approximately 63% of Ocwen’s consolidated assets at December 31, 2012.

The effectiveness of Ocwen’s internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There was no information required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K that was not so reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 8, 2013 and as filed with the SEC on or about April 3, 2013 (the 2013 Proxy Statement) under the captions “Election of Directors—Nominees for Director,” “Executive Officers Who Are Not Directors,” “Board of Directors and Corporate Governance—Committees of the Board of Directors—Audit committee”, “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters—Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance—Code of Ethics” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in our 2013 Proxy Statement under the captions “Executive Compensation” and “Board of Directors Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2013 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters—Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in our 2013 Proxy Statement under the captions “Board of Directors and Corporate Governance—Independence of Directors” and “Business Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in our 2013 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) and (2) Financial Statements and Schedules. The information required by this section is contained in the Consolidated Financial Statements of Ocwen Financial Corporation and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, beginning on Page F-1.

(3)	Exhibits. (Exhibits marked with a “ * “ denote management contracts or compensatory plans or agreements)

	2.1	Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
	2.2	Separation Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Portfolio Solutions S.A. (2)
	2.3	Purchase Agreement dated as of June 5, 2011, by and between The Goldman Sachs Group, Inc. and Ocwen Financial Corporation † (3)
	2.4	Purchase Agreement dated as of October 19, 2011, by and among Morgan Stanley (solely for purposes of Article 5, Section 7.4, Article 11 and Article 12), SCI Services, Inc., Saxon Capital Holdings, Inc., Morgan Stanley Mortgage Capital Holdings, LLC and Ocwen Financial Corporation † (4)
	2.5	Amended and Restated Purchase Agreement, dated March 18, 2012, among Ocwen Financial Corporation (solely for purposes of Section 6.11, Section 6.12, Section 7.4, Section 7.8, Section 7.14, Section 10.2(b), Article 11 and Article 12), Ocwen Loan Servicing, LLC, Morgan Stanley (solely for purposes of Article 5, Section 7.4, Article 11 and Article 12), SCI Services, Inc., Saxon Mortgage Services, Inc., and Morgan Stanley Mortgage Capital Holdings, LLC (5)
	2.6	Merger Agreement, dated as of October 3, 2012, by and among Ocwen Financial Corporation, O&H Acquisition Corp., Homeward Residential Holdings, Inc., and WL Ross & Co. LLC † (6)
	2.7	Asset Purchase Agreement between Ocwen Loan Servicing, LLC, and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC, GMACM Borrower LLC, and RFC Borrower LLC dated as of November 2, 2012 † (7)
	3.1	Amended and Restated Articles of Incorporation (8)
	3.2	Articles of Amendment to Articles of Incorporation (9)
	3.3	Articles of Correction (9)
	3.4	Articles of Amendment to Articles of Incorporation (10)
	3.5	Bylaws of Ocwen Financial Corporation (11)
	4.0	Form of Certificate of Common Stock (8)
	4.1	Bylaws of Ocwen Financial Corporation (11)
	10.1*	Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (12)
	10.2*	Ocwen Financial Corporation 1998 Annual Incentive Plan (13)
	10.3	Compensation and Indemnification Agreement, dated as of May 6, 1999, between Ocwen Asset Investment Corp. (OAC) and the independent committee of the Board of Directors (14)
	10.4	Indemnity agreement, dated August 24, 1999, among OCN and OAC’s directors (15)
	10.5*	Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (15)
	10.6	First Amendment to Agreement, dated March 30, 2000 between HCT Investments, Inc. and OAIC Partnership I, L.P. (15)
	10.7*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (16)
	10.8*	Ocwen Financial Corporation 2007 Equity Incentive Plan dated May 10, 2007 (17)
	10.9	Tax Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)

10.10	Transition Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
10.11	First Amendment to the Transition Services Agreement, dated as of August 10, 2011, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (18)
10.12	Employee Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
10.13	Technology Products Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
10.14	Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
10.15	Data Center and Disaster Recovery Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
10.16	Intellectual Property Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (2)
10.17	Senior Secured Term Loan Facility Agreement dated as of September 1, 2011, by and among Ocwen Financial Corporation, as Borrower, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (20)
10.18	Pledge and Security Agreement dated as of September 1, 2011, between each of the Grantors party thereto and Barclays Bank PLC, as Collateral Agent (20)
10.19	Master Servicing Rights Purchase Agreement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (5)
10.20	Sale Supplement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (5)
10.21	Master Subservicing Agreement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (5)
10.22	Subservicing Supplement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (5)
10.23	Professional Services Agreement, dated February 10, 2012, between Ocwen Financial Corporation, together with its subsidiaries and affiliates, and HLSS Management, LLC (5)
10.24	Support Services Agreement, dated as of August 10, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (5)
10.25	Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (21)
10.26	Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (22)
10.27	Data Center and Disaster Recovery Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (22)
10.28	Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (22)
10.29	First Amendment to Support Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (22)
10.30	First Amendment to Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (22)
10.31	First Amendment to Technology Products and Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (22)
10.32	First Amendment to Data Center and Disaster Recovery Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (22)
10.33	First Amendment to Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (22)
10.34	Registration Rights Agreement, made and entered into as of December 27, 2012, by and among Ocwen Financial Corporation and the Holders (as defined therein) (23)
11.1	Computation of earnings per share (24)
12.1	Ratio of earnings to fixed charges (filed herewith)
21.0	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

†	The schedules referenced in the Purchase Agreements, the Merger Agreement and the Asset Purchase Agreement have been omitted in accordance with Item 601 (b)(2) of Regulation S-K. A copy of any referenced schedules will be furnished supplementally to the SEC upon request.

(1)	Incorporated by reference from a similarly described exhibit included with the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 1999.
(2)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on August 12, 2009.
(3)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on June 6, 2011.
(4)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed with the SEC on October 29, 2011.
(5)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.
(6)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended October 5, 2012.
(7)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended November 8, 2012.
(8)	Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-1 (File No. 333-5153) as amended, declared effective by the SEC on September 25, 1996.
(9)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed with the SEC on January 6, 2011.
(11)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the SEC on August 1, 2011.
(12)	Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-8 (File No. 333-44999), effective when filed with the SEC on January 28, 1998.
(13)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2003 Annual Meeting of Shareholders as filed with the SEC on March 28, 2003.
(14)	Incorporated by reference from OAC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
(15)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
(16)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(17)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2007 Annual Meeting of Shareholders as filed with the SEC on March 30, 2007.
(18)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the SEC on August 16, 2011.
(19)	Incorporated by reference from the similarly described exhibit included with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.
(20)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on September 8, 2011.

(21)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on August 16, 2012.
(22)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on October 5, 2012.
(23)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on December 28, 2012.
(24)	Incorporated by reference from “Note 24 Basic and Diluted Earnings per Share” on page F-48 of our Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Ronald M. Faris
Ronald M. Faris
President and Chief Executive Officer (duly authorized representative)
Date: March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William C. Erbey	Date: March 1, 2013
William C. Erbey,
Executive Chairman of the Board of Directors

/s/ Ronald M. Faris	Date: March 1, 2013
Ronald M. Faris,
President, Chief Executive Officer and Director (principal executive officer)

/s/ Ronald J. Korn	Date: March 1, 2013
Ronald J. Korn,
Director

/s/ William H. Lacy	Date: March 1, 2013
William H. Lacy,
Director

/s/ Barry N. Wish	Date: March 1, 2013
Barry N. Wish,
Director

/s/ Robert A. Salcetti	Date: March 1, 2013
Robert A. Salcetti,
Director

/s/ John V. Britti	Date: March 1, 2013
John V. Britti,
Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Kenneth D. Najour	Date: March 1, 2013
Kenneth D. Najour, Vice President and
Chief Accounting Officer (principal accounting officer)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2012

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ocwen Financial Corporation:

We have audited the accompanying consolidated balance sheets of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ocwen Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ocwen Financial Corporation:

We have audited the internal control over financial reporting of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Report of Management on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Homeward Residential Holdings Inc., which was acquired on December 27, 2012 and whose financial statements constitute approximately 63% of total assets of the consolidated financial statement amounts as of December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Homeward Residential Holding Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 1, 2013

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2012	December 31, 2011
Assets
Cash	$220,130	$144,234
Loans held for sale, at fair value	426,480	—
Advances	184,463	103,591
Match funded advances	3,049,244	3,629,911
Mortgage servicing rights, at amortized cost	676,712	293,152
Mortgage servicing rights, at fair value	85,213	—
Receivables, net	167,459	82,261
Deferred tax assets, net	92,136	107,968
Goodwill	371,083	70,240
Premises and equipment, net	37,536	7,350
Debt service accounts	88,748	115,867
Other assets	272,678	173,450
Total assets	$5,671,882	$4,728,024

Liabilities, Mezzanine Equity and Stockholders’ Equity
Liabilities
Match funded liabilities	$2,532,745	$2,558,951
Lines of credit and other borrowings	1,096,679	540,369
Debt securities	—	82,554
Other liabilities	277,664	202,839
Total liabilities	3,907,088	3,384,713

Commitments and Contingencies (Note 29)

Mezzanine Equity
Series A Perpetual Convertible Preferred stock, $.01 par value; 200,000 shares authorized; 162,000 shares issued and outstanding at December 31, 2012; redemption value $162,000 plus accrued and unpaid dividends	153,372	—

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 135,637,932 and 129,899,288 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,356	1,299
Additional paid-in capital	911,942	826,121
Retained earnings	704,565	523,787
Accumulated other comprehensive loss, net of income taxes	(6,441)	(7,896)
Total stockholders’ equity	1,611,422	1,343,311
Total liabilities, mezzanine equity and stockholders’ equity	$5,671,882	$4,728,024

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Revenue
Servicing and subservicing fees	$804,425	$458,875	$321,699
Process management fees	37,067	34,233	33,704
Other revenues	3,514	2,822	4,978
Total revenue	845,006	495,930	360,381

Operating expenses
Compensation and benefits	122,341	99,844	87,644
Amortization of servicing rights	72,897	42,996	31,455
Servicing and origination	25,537	8,254	6,851
Technology and communications	45,362	33,617	25,644
Professional services	29,236	19,961	42,837
Occupancy and equipment	47,044	23,759	32,924
Other operating expenses	21,508	11,153	9,119
Total operating expenses	363,925	239,584	236,474

Income from operations	481,081	256,346	123,907

Other income (expense)
Interest income	8,329	8,876	10,859
Interest expense	(223,455)	(132,770)	(85,923)
Gain (loss) on trading securities	—	—	(7,968)
Loss on loans held for sale, net	(3,364)	(4,529)	(5,865)
Equity in earnings (losses) of unconsolidated entities	114	(746)	1,371
Other, net	(5,197)	(4,182)	2,773
Other expense, net	(223,573)	(133,351)	(84,753)

Income from continuing operations before income taxes	257,508	122,995	39,154
Income tax expense	76,585	44,672	5,545
Income from continuing operations	180,923	78,323	33,609
Income from discontinued operations, net of income taxes	—	—	4,383
Net income	180,923	78,323	37,992
Net loss (income) attributable to non-controlling interests	—	8	(8)
Net income attributable to Ocwen stockholders	180,923	78,331	37,984
Preferred stock dividends	(145)	—	—
Net income attributable to Ocwen common stockholders	$180,778	$78,331	$37,984

Basic earnings per share
Income from continuing operations	$1.35	$0.75	$0.34
Income from discontinued operations	—	—	0.04
Net income attributable to Ocwen common stockholders	$1.35	$0.75	$0.38

Diluted earnings per share
Income from continuing operations	$1.31	$0.71	$0.32
Income from discontinued operations	—	—	0.04
Net income attributable to Ocwen common stockholders	$1.31	$0.71	$0.36

Weighted average common shares outstanding
Basic	133,912,643	104,507,055	100,273,121
Diluted	138,521,279	111,855,961	107,483,015

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010

Net income	$180,923	$78,323	$37,992

Other comprehensive income (loss), net of income taxes:

Unrealized foreign currency translation gain (loss) arising during the year (1)	1	21	(58)

Change in deferred gain (loss) on cash flow hedges arising during the year (2)	(5,303)	589	(9,335)
Reclassification adjustment for losses on cash flow hedges included in net income (3)	6,753	890	96
Net change in deferred loss on cash flow hedges	1,450	1,479	(9,239)

Other (4)	4	5	20

Total other comprehensive income (loss), net of income taxes	1,455	1,505	(9,277)

Comprehensive income	182,378	79,828	28,715

Comprehensive (income) loss attributable to non-controlling interests	—	(1)	6

Comprehensive income attributable to Ocwen stockholders	$182,378	$79,827	$28,721

(1)	Net of tax benefit (expense) of $(7) and $26 for 2011 and 2010, respectively.
(2)	Net of tax benefit (expense) of $3,012, $(340) and $5,251 for 2012, 2011 and 2010, respectively.
(3)	Net of tax expense of $3,798, $503 and $54 for 2012, 2011 and 2010, respectively.
(4)	Net of tax benefit of $3, $3 and $12 for 2012, 2011 and 2010, respectively.

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income (Loss),	Non-controlling Interest in
	Shares	Amount	Capital	Earnings	Net of Taxes	Subsidiaries	Total
Balance at December 31, 2009	99,956,833	$1,000	$459,542	$405,198	$(129)	$252	$865,863
Cumulative effect of adoption of ASC 810 (FASB Statement No. 167), net of tax	—	—	—	2,274	—	—	2,274
Net income	—	—	—	37,984	—	8	37,992
Issuance of common stock awards to employees	9,865	—	—	—	—	—	—
Exercise of common stock options	752,595	7	3,604	—	—	—	3,611
Equity-based compensation	7,654	—	4,354	—	—	—	4,354
Other comprehensive loss, net of income taxes	—	—	—	—	(9,263)	(14)	(9,277)
Balance at December 31, 2010	100,726,947	1,007	467,500	445,456	(9,392)	246	904,817
Net income (loss)	—	—	—	78,331	—	(8)	78,323
Issuance of common stock	28,750,000	288	354,157	—	—	—	354,445
Exercise of common stock options	410,977	4	1,269	—	—	—	1,273
Equity-based compensation	11,364	—	3,195	—	—	—	3,195
Distribution to non-controlling interest holder	—	—	—	—	—	(247)	(247)
Other comprehensive income, net of income taxes	—	—	—	—	1,496	9	1,505
Balance at December 31, 2011	129,899,288	$1,299	$826,121	$523,787	$(7,896)	$—	$1,343,311
Net income	—	—	—	180,923	—	—	180,923
Discount – Preferred stock beneficial conversion feature	—	—	8,688	—	—	—	8,688
Preferred stock dividend	—	—	—	(145)	—	—	(145)
Conversion of 3.25% Convertible Notes	4,635,159	46	56,364	—	—	—	56,410
Exercise of common stock options	1,082,944	11	6,276	—	—	—	6,287
Equity-based compensation	20,541	—	14,493	—	—	—	14,493
Other comprehensive income, net of income taxes	—	—	—	—	1,455	—	1,455
Balance at December 31, 2012	135,637,932	$1,356	$911,942	$704,565	$(6,441)	$—	$1,611,422

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$180,923	$78,323	$37,992
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage servicing rights	72,897	42,996	31,455
Amortization of debt discount	3,259	8,853	5,389
Amortization of debt issuance costs – senior secured term loan	3,718	9,764	2,086
Depreciation	5,720	4,160	7,512
Write-off of investment in commercial real estate property	—	—	3,000
Provision for (reversal of) valuation allowance on mortgage servicing assets	88	(574)	(90)
Loss on trading securities	—	—	7,968
Loss on loans held for sale, net	3,364	4,529	5,865
Loss on deconsolidation of variable interest entities	3,167	—	—
Equity in losses (earnings) of unconsolidated entities	(114)	746	(1,371)
Realized and unrealized losses on derivative financial instruments	4,294	7,426	133
Loss (gain) on extinguishment of debt	2,167	(3,651)	(152)
Decrease (increase) in deferred tax assets, net	62,393	29,898	(7,764)
Net cash provided by trading activities	—	—	239,555
Net cash provided by loans held for sale activities	67,172	1,468	1,771
Changes in assets and liabilities:
Decrease in advances and match funded advances	1,443,643	842,545	447,219
Decrease (increase) in receivables and other assets, net	(53,870)	(36,452)	(48,468)
Increase (decrease) in servicer liabilities	1,750	(1,196)	(36,180)
Increase (decrease) in other liabilities	(4,343)	(15,470)	24,637
Other, net	19,626	8,780	6,987
Net cash provided by operating activities	1,815,854	982,145	727,544

Cash flows from investing activities
Cash paid to acquire Homeward Residential Holdings, Inc.	(524,213)	—	—
Cash paid to acquire Litton Loan Servicing LP	—	(2,646,700)	—
Cash paid to acquire HomEq Servicing (a business within Barclays Bank PLC)	—	—	(1,167,122)
Investment in unconsolidated entities	—	(15,340)	—
Distributions of capital from unconsolidated entities	3,226	2,415	3,542
Purchase of mortgage servicing rights, net	(180,039)	—	(23,425)
Proceeds from sale of beneficial interest in consolidated variable interest entities	3,020	—	—
Acquisition of advances in connection with the purchase of mortgage servicing rights	(1,920,437)	—	(528,882)
Proceeds from sale of advance financing subsidiary and special purpose entity	76,334	—	—
Proceeds from sale of match funded advances	2,824,645	—	—
Additions to premises and equipment	(19,217)	(3,822)	(3,821)
Purchase of real estate	(6,501)	—	—
Proceeds from sales of real estate	1,701	1,678	2,434
Decrease in restricted cash – for securitization investors	103	52	1,028
Principal payments received on loans – restricted for securitization investors	3,230	5,250	5,616
Proceeds from sale of investments in affordable housing projects	—	929	6,036
Other	1,018	420	888
Net cash provided by (used in) investing activities	262,870	(2,655,118)	(1,703,706)

Cash flows from financing activities
Proceeds from (repayment of) match funded liabilities	(1,665,330)	1,076,422	1,016,838
Repayment of secured borrowings – owed to securitization investors	(6,080)	(9,382)	(9,346)
Proceeds from lines of credit and other secured borrowings	204,784	563,500	448,316
Repayments of lines of credit and other secured borrowings	(822,137)	(281,768)	(263,442)
Payment of debt issuance costs – senior secured term loan	(1,052)	(13,147)	(10,689)
Proceeds from sale of mortgage servicing rights accounted for as a financing	320,381	—	—
Repayment of investment line	—	—	(156,968)
Redemption of 10.875% Capital Securities	(26,829)	—	(11,659)
Issuance of common stock	—	354,445	—
Exercise of common stock options	6,005	1,483	3,146
Other	(12,570)	(2,142)	(3,157)
Net cash (used in) provided by financing activities	(2,002,828)	1,689,411	1,013,039

Net increase in cash	75,896	16,438	36,877
Cash at beginning of year	144,234	127,796	90,919
Cash at end of year	$220,130	$144,234	$127,796

Supplemental cash flow information
Interest paid	$219,825	$128,947	$88,354
Income tax payments, net	37,199	29,461	6,756

Supplemental non-cash investing and financing activities
Conversion of 3.25% Convertible Notes to common stock	$56,410	$—	$—

Supplemental business acquisition information
Fair value of assets acquired
Cash	$(79,511)	$(23,791)	$—
Loans held for sale	(558,721)	—	—
Advances	(2,266,882)	(2,468,137)	(1,063,180)
Mortgage servicing rights	(358,119)	(144,314)	(84,324)
Deferred tax assets	(47,346)	—	—
Premises and equipment	(16,803)	(3,386)	(6,728)
Goodwill	(300,843)	(57,430)	(12,810)
Debt service accounts	(69,287)	—	—
Receivables and other assets	(62,371)	(4,888)	(7,957)
	(3,759,883)	(2,701,946)	(1,174,999)
Fair value of liabilities assumed
Match funded liabilities	1,997,459	—	—
Lines of credit and other secured borrowings	864,969	—	—
Servicing liabilities	—	8,972	709
Checks held for escheat	16,418	3,939	4,616
Accrued expenses and other liabilities	115,313	18,544	4,001
Total consideration	(765,724)	(2,670,491)	(1,165,673)
Issuance of preferred stock as consideration	162,000	—	—
Amount due from seller for purchase price adjustments	—	—	(1,449)
Cash paid	(603,724)	(2,670,491)	(1,167,122)
Less cash acquired	79,511	23,791	—
Net cash paid	$(524,213)	$(2,646,700)	$(1,167,122)

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands, except per share data and unless otherwise indicated)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Ocwen Financial Corporation (NYSE: OCN) (Ocwen or OCN) is a financial services holding company which, through its subsidiaries, is engaged in the servicing and origination of mortgage loans. Ocwen is headquartered in Atlanta, Georgia with offices in Florida, Texas, New Jersey, United States Virgin Islands (USVI) and Washington, DC and support operations in India and Uruguay. Ocwen is a Florida corporation organized in February 1988. Ocwen Loan Servicing, LLC (OLS), a wholly-owned subsidiary, is licensed to service mortgage loans in all 50 states, the District of Columbia and two U.S. territories.

At December 31, 2012, Ocwen directly or indirectly owned all of the outstanding stock of its primary operating subsidiaries: OLS, Ocwen Financial Solutions Private Limited, Ocwen Mortgage Servicing, Inc. (OMS) and Homeward Residential Holdings, Inc. (Homeward). OMS is a corporation formed on February 27, 2012 under the laws of the USVI and is a wholly owned subsidiary of OCN. OMS has its principal place of business in St. Croix, USVI. As disclosed below, we acquired Homeward, a Delaware corporation, through a merger transaction which closed on December 27, 2012.

Ocwen also holds a 49% equity interest in Correspondent One S.A. (Correspondent One), an entity formed with Altisource Portfolio Solutions S.A. (Altisource) in March 2011, a 26% interest in Ocwen Structured Investments, LLC (OSI) and an approximate 25% interest in Ocwen Nonperforming Loans, LLC (ONL) and Ocwen REO, LLC (OREO). The assets of ONL and OREO were liquidated to cash, and the entities were subsequently dissolved in December 2012. As part of the Homeward Acquisition, we acquired a 69.79% equity interest in Powerlink Settlement Services, LP.

On December 27, 2012, Ocwen completed the merger by and among Ocwen, O&H Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Ocwen, Homeward and WL Ross & Co. LLC, a Delaware limited liability company as shareholder representative, pursuant to which O&H Acquisition Corp. merged with and into Homeward with Homeward continuing as the surviving corporation and becoming a wholly-owned subsidiary of Ocwen (the Homeward Acquisition). Homeward engages in the servicing of residential mortgage loans, the majority of which are nonprime, and also originates prime loans.

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

On September 1, 2010, Ocwen, through OLS, completed its acquisition (the HomEq Acquisition) of the U.S. non-prime mortgage servicing business within Barclays Bank PLC known as “HomEq Servicing” including, but not limited to, the mortgage servicing rights and associated servicer advances of the business as well as the servicing platforms.

See Note 2 for additional information regarding the Homeward Acquisition, Litton Acquisition and HomEq Acquisition.

Principles of Consolidation

Our financial statements include the accounts of Ocwen, its majority-owned subsidiaries and any variable interest entity (VIE) where we have determined that Ocwen is the primary beneficiary. We apply the equity method of accounting to investments when the entity is not a VIE, and we are able to exercise significant influence, but not control, over the policies and procedures of the entity but own 50% or less of the voting securities. We account for our investments in OSI, ONL, OREO and Correspondent One using the equity method. We have eliminated intercompany accounts and transactions in consolidation.

Variable Interest Entities

We evaluate each special purpose entity (SPE) for classification as a VIE. When an SPE meets the definition of a VIE and we determine that Ocwen is the primary beneficiary, we include the SPE in our consolidated financial statements.

We have determined that the SPEs created in connection with the match funded financing facilities discussed below are VIEs of which we are the primary beneficiary. We also determined that we were the primary beneficiary for four residential mortgage loan securitization trusts.

Securitizations and Asset Backed Financing Arrangements

Ocwen or its subsidiaries have been a transferor in connection with a number of securitizations and asset-backed financing arrangements. We have continuing involvement with the financial assets of five of the securitizations and nine of the asset-backed financing arrangements. We have aggregated these securitizations and asset-backed financing arrangements into two groups: (1) securitizations of residential mortgage loans and (2) financings of advances on loans serviced for others.

Securitizations of Residential Mortgage Loans. In prior years, we securitized residential mortgage loans using certain trusts. We accounted for these transactions as sales even though we continued to be involved with the trusts, typically by acting as the servicer or sub-servicer for the loans held by the trust and by retaining a beneficial ownership interest in the trust. The beneficial interests that we held consisted of both subordinate and residual securities that were either retained at the time of the securitization or subsequently acquired. We held beneficial interests in five of these trusts. We also acquired residual and subordinated interests in six additional trusts where we were not the transferor but were the servicer.

Effective January 1, 2010, as a result of our adoption of Accounting Standards Update (ASU) No. 2009-16 (Accounting Standards Codification (ASC) 860, Transfers and Servicing) and ASU 2009-17 (ASC 810, Consolidation), we included four of these eleven trusts in our consolidated financial statements because we determined that our involvement represented a variable interest and that we were the primary beneficiary of the trusts. We did not consolidate the remaining trusts because our involvement did not represent a variable interest. In December 2012, we sold the beneficial interests that we held in the four consolidated securitization trusts. We then deconsolidated the trusts and recognized a loss of $3,167. We also sold our retained interests in two of the unconsolidated trusts.

The beneficial interests that we hold in the five remaining unconsolidated securitization trusts have no value and no potential for significant cash flows in the future. In addition, at December 31, 2012, we had no other significant assets in our consolidated financial statements related to these trusts. We have no obligation to provide financial support to unconsolidated securitization trusts and have provided no such support. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt issued by the trusts and have no recourse against the assets of Ocwen. The general creditors of Ocwen have no claim on the assets of the trusts. Our exposure to loss as a result of our continuing involvement with the trusts is limited to the carrying values, if any, of our investments in the residual and subordinate securities of the trusts, the mortgage servicing rights (MSRs) that are related to the trusts and the advances to the trusts. We consider the probability of loss arising from our advances to be remote because of their position ahead of most of the other liabilities of the trusts. See Note 6 and Note 8 or additional information regarding Advances and Mortgage servicing rights.

Financings of Advances on Loans Serviced for Others. Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We consolidate these SPEs because the transfers do not qualify for sales accounting treatment or because Ocwen is the primary beneficiary of the SPE.

These SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of our advance facility agreements. We classify the transferred advances on our Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the entity. Holders of the debt issued by these entities can look only to the assets of the entities themselves for satisfaction of the debt and have no recourse against Ocwen. OLS had previously guaranteed the payment of obligations under the securitization documents of one of the entities; however, in September 2012, the notes outstanding under this facility were repaid, and the facility was terminated. The assets and liabilities of the advance financing SPEs are comprised solely of Match funded advances, Debt service accounts, Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation.

See Note 7, Note 11 and Note 13 for additional information regarding Match funded advances, Debt service accounts and Match funded liabilities.

Reclassification

As disclosed above, following our sale of the retained beneficial interests in December 2012, we deconsolidated the four securitization trusts that we began including in our consolidated financial statements effective January 1, 2010. As a result, we have made the following reclassifications within the assets and liabilities sections of the Consolidated Balance Sheet at December 31, 2011:

•	Reclassified Restricted cash – for securitization investors balance of $675 to Other assets;
•	Reclassified Loans, net – restricted for securitization investors balance of $58,560 to Other assets; and

•	Reclassified Secured borrowings – owed to securitization investors balance of $53,323 to Other liabilities to conform to the December 31, 2012 presentation.

In addition, within the assets section of the Consolidated Balance Sheet at December 31, 2011, we:

•	Reclassified Debt service accounts from Other assets to a separate line item; and
•	Reclassified Loans held for sale, at lower of cost or fair value balance of $20,633 to Other assets.

Cash

Cash includes both interest-bearing and non-interest-bearing demand deposits with financial institutions that have original maturities of 90 days or less.

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

At December 31, 2012, our investment in trading securities was $0.

Loans Held for Sale

As part of the Homeward Acquisition, we acquired Homeward’s prime residential loan origination platform. These loans are originated or purchased and held until sold to secondary market investors. The loans are typically warehoused for a period after origination or purchase before they are sold into the secondary market, primarily to Government Sponsored Enterprises (GSEs). The servicing rights and servicing obligations of mortgage loans are generally retained upon sale into the secondary market. We elected to measure these loans at fair value on a recurring basis. At each reporting date, we measure the loans at fair value and report changes in fair value in earnings in the period in which the changes occur.

We account for all other residential mortgage loans that we do not intend to hold to maturity at the lower of cost or fair value computed on an aggregate basis. We account for the excess of cost over fair value as a valuation allowance and include changes in the valuation allowance in gain (loss) on loans held for sale, net, in the period in which the change occurs.

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

Mortgage Servicing Rights

MSRs are an intangible asset representing the right to service a portfolio of mortgage loans. We generally obtain MSRs through asset purchases or business combination transactions. We also retain servicing rights on originated loans when they are sold in the secondary market.

An agreement between the various parties to a mortgage securitization transaction typically specifies the rights and obligations of the holder of the MSRs which include guidelines and procedures for servicing the loans. Two examples of these guidelines and procedures include remittance and reporting requirements. Assets serviced for others are not included on our balance sheet.

Custodial accounts, which hold funds representing collections of principal and interest we receive from borrowers (float balances), are held in escrow by an unaffiliated bank and excluded from our Consolidated Balance Sheet.

All newly acquired MSRs are initially measured at fair value. Subsequent to acquisition, we account for MSRs using the amortization method or the fair value measurement method, based on our strategy for managing the risks of the underlying portfolios. For certain of the servicing assets we acquired in the Homeward Acquisition, we manage the effects of interest rate risk with derivative financial instruments. We elected to account for this class of servicing assets using the fair value measurement method. We recognize a servicing liability for those agreements that are not expected to compensate us adequately for performing the servicing.

For servicing assets or liabilities that we account for using the amortization method, we amortize the balances in proportion to and over the period of estimated net servicing income (if servicing revenues exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). We assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. We determine estimated net servicing income using the estimated future balance of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and scheduled loan amortization. We adjust amortization prospectively in response to changes in estimated projections of future cash flows. We perform an impairment analysis based on the difference between the carrying amount and estimated fair value after grouping our loans into the applicable strata based on one or more of the predominant risk characteristics of the underlying loans and recognize any impairment through a valuation allowance. We adjust the valuation allowance to reflect subsequent changes in the measurement of impairment. Fair value in excess of the carrying amount of servicing assets for that stratum, however, is not recognized.

For servicing assets or liabilities that we account for at fair value on a recurring basis, we measure the balances at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

Mortgage Servicing Fees and Advances

We earn fees for servicing mortgage loans. We collect servicing fees, generally expressed as a percent of unpaid principal balance (UPB) from the borrowers’ payments. We also include late fees, prepayment penalties, float earnings and other ancillary fees in servicing income. We recognize servicing fees as revenue when the fees are earned which is generally when the borrowers’ payments are collected or when loans are modified or liquidated through the sale of the underlying real estate collateral or otherwise.

During any period in which the borrower does not make payments, most of our servicing agreements require that we advance our own funds to meet contractual principal and interest remittance requirements for the investors, to pay property taxes and insurance premiums and to process foreclosures. We also advance funds to maintain, repair and market foreclosed real estate properties on behalf of investors. These advances are made pursuant to the terms of each servicing contract. Each servicing contract is associated with specific loans, identified as a pool.

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

Premises and Equipment

We report premises and equipment at cost and, except for land, depreciate them over their estimated useful lives on the straight-line method as follows:

Computer hardware and software	2 – 3 years
Leasehold improvements	Term of the lease not to exceed useful life

Furniture and fixtures	5 years
Office equipment	5 years

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

The cash collateral held by counterparties to our derivative agreements is included in Other assets.

Match Funded Liabilities, Lines of Credit and Other Secured Borrowings

Match funded liabilities, lines of credit and other secured borrowings are collateralized by specific assets. Under the terms of these borrowing agreements, we are subject to various qualitative and quantitative covenants. Collectively, these covenants include:

•	Specified net worth requirements
•	Restrictions on future indebtedness
•	Monitoring and reporting of various specified transactions or events, including specific reporting on defined events affecting collateral underlying certain borrowing agreements

We believe that we are currently in compliance with these covenants.

Aggregate long-term borrowings by maturity date are set forth below:

	Expected Maturity Date at December 31, 2012 (1)
	2013	2014	2015	2016	2017	There- after	Total Balance	Fair Value
Match funded liabilities:
Fixed rate	$1,348,999	$299,278	$—	$—	$—	$—	$1,648,277	$1,648,810
Variable rate	495,592	388,876	—	—	—	—	884,468	884,468
Lines of credit and other borrowings (2)	774,508	—	18,466	—	—	—	792,974	797,799
	$2,619,099	$688,154	$18,466	$—	$—	$—	$3,325,719	$3,331,077

(1)	For match funded liabilities, the expected maturity date is the date on which the revolving period ends for each advance financing facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.
(2)	Excludes the liability of $303,705 recorded in connection with sales of Rights to MSRs accounted for as a financing. This financing liability has no contractual maturity and is amortized over the life of the pledged MSRs. See Note 14 for additional information regarding this financing liability.

The interest rate for 1-Month LIBOR was 0.21% and 0.30%, respectively, at December 31, 2012 and 2011. See Note 13, Note 14 and Note 15 for additional information regarding the terms of our borrowings.

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

Basic and Diluted Earnings per Share

We calculate basic earnings per share based upon the weighted average number of shares of common stock outstanding during the year. We calculate diluted earnings per share based upon the weighted average number of shares of common stock outstanding and all dilutive potential common shares outstanding during the year. The computation of diluted earnings per share includes the estimated impact of the exercise of the outstanding options to purchase common stock using the treasury stock method. The computation of diluted earnings per share also includes the potential shares of converted common stock associated with our Series A Perpetual Convertible Preferred Stock and our Convertible Notes using the if-converted method.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Material estimates that are particularly significant in the near or medium term relate to fair value measurements, the provision for potential losses that may arise from litigation proceedings, the amortization of MSRs and the valuation of loans held for sale, goodwill and deferred tax assets.

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For stock option awards with a service condition, we recognize the cost of the awards as compensation expense ratably over the vesting period. For stock options awarded with a market condition, we recognize the cost as compensation expense ratably over the expected life of the option that is derived from a lattice (binomial) options pricing model. When options with a market condition meet their vesting requirements, any unrecognized compensation at the vesting date is recognized ratably over the vesting period.

Recent Accounting Pronouncements

ASU 2011-03 (ASC 860, Transfers and Servicing): Reconsideration of Effective Control for Repurchase Agreements. Repurchase agreements are accounted for as secured borrowings (and therefore not as sales) if the transferor has not surrendered control over the transferred assets. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. Consequently, the amendments in this update also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The effect of these amendments is to reduce the criteria that must be met in order for the transaction to be accounted for as a secured borrowing. The guidance shall be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Our adoption of the provisions in this ASU effective January 1, 2012 did not have a material impact on our consolidated financial statements. See Note 14 for our disclosure of repurchase agreements, which we account for as a secured borrowing.

ASU 2011-04 (ASC 820, Fair Value Measurement): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. For example, the amendments specify that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. Other amendments prescribe certain additional disclosures about fair value measurements, including Level 3 fair value measurements and financial instruments not carried at fair value. See Note 4 for our fair value disclosures.

ASU 2011-05 (ASC 220, Comprehensive Income): Presentation of Comprehensive Income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income and requires that an entity present reclassification adjustments from other comprehensive income to net income by component on the face of both the statement in which net income is presented and the statement in which other comprehensive income is presented. The FASB subsequently issued ASU 2011-12: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers indefinitely the provision regarding the presentation of reclassification adjustments. Our adoption of ASU 2011-05 effective January 1, 2012 did not have a material impact on our consolidated financial statements.

ASU 2011-11, (ASC 210, Balance Sheet): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU require an entity to disclose information that will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The disclosures relate to financial instruments and derivative instruments that are either (1) offset on the balance sheet under existing accounting guidance or (2) subject to an enforceable master netting arrangement or similar agreement. The FASB subsequently issued ASU 2013-01: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, to clarify the scope of transactions that are subject to the disclosures about offsetting. ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. Specifically, the amendments clarify that ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210 or ASC 815 or subject to an enforceable master netting arrangement or similar agreement. Our adoption of these standards on January 1, 2013 did not have a material impact on our consolidated financial statements, as the requirements relate to disclosures only. This new guidance shall be applied retrospectively for all comparative periods presented.

NOTE 2	BUSINESS ACQUISITIONS

We completed the acquisitions of Homeward, Litton Loan Servicing Business and HomEq Servicing in order to expand our residential servicing business. We accounted for these transactions using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business.

The pro forma consolidated results presented below for each business acquisition are not indicative of what Ocwen’s consolidated net earnings would have been had we completed the acquisition on the dates indicated because of differences in servicing practices and cost structure between Ocwen and the acquiree. In addition, the pro forma consolidated results do not purport to project the future results of Ocwen combined nor do they reflect the expected realization of any cost savings associated with each acquisition.

The acquisition of Homeward was treated as a stock purchase for U.S. tax purposes. The acquisitions of Litton Loan Servicing Business and HomEq Servicing are treated as asset acquisitions for U.S. tax purposes. We expect the opening tax basis for the acquired assets and liabilities to be the fair value as shown in the purchase price allocation tables below. We expect the MSRs and goodwill to be treated as intangible assets acquired in connection with the purchase of a trade or business and as such, amortized over 15 years for tax purposes.

Homeward Acquisition

Ocwen completed the merger which resulted in the acquisition of Homeward on December 27, 2012. In the Homeward Acquisition, we acquired the MSRs and subservicing for approximately 421,000 residential mortgage loans with a UPB of approximately $77 billion. We also acquired Homeward’s loan origination platform and its diversified fee-based business that includes property valuation, REO management, title, closing and advisory services. We expect to sell the acquired diversified-based business to Altisource in March 2013.

As consideration, Ocwen paid an aggregate purchase price of $765,724. Of this amount, $603,724 was paid in cash and $162,000 was paid in Preferred Stock. $85,000 of the consideration has been placed into escrow for a period of 21 months following the closing date to fund any loss sharing payments and certain other indemnification payments that may become owed to Ocwen, as well as to fund certain expenses. See Note 18 for information related to the preferred stock.

Payment of the cash consideration was financed, in part, by a $100,000 incremental term loan from Barclays Bank PLC (Barclays) pursuant to the existing senior secured term loan (SSTL) facility we entered into on September 1, 2011 and $75,000 from Altisource, pursuant to a new senior unsecured loan agreement. See Note 14 for additional information regarding the terms of these agreements.

Following the acquisition, we paid $350,000 to terminate the senior credit facility and revolving line of credit that we assumed from Homeward.

Purchase Price Allocation

The following table summarizes the fair values of assets acquired and liabilities assumed as part of the Homeward Acquisition:

Cash	$79,511
Loans held for sale (1)	558,721
Mortgage servicing rights (1)	358,119
Advances and match funded advances (1)	2,266,882
Deferred tax assets (1)	47,346
Premises and equipment (1)	16,803
Debt service accounts	69,287
Investment in unconsolidated entities (1)	5,485
Receivables and other assets (1)	56,886
Match funded liabilities	(1,997,459)
Lines of credit and other secured borrowings	(864,969)
Accrued bonuses	(35,201)
Checks held for escheat (1)	(16,418)
Other liabilities (1)	(80,112)
Total identifiable net assets	464,881
Goodwill (1)	300,843
Total consideration	$765,724

(1) Initial fair value estimate

The estimated fair values of the assets acquired and liabilities assumed at the acquisition date, as set forth in the table above, includes some accounts that are based on preliminary fair value estimates. The following factors led to certain balances (denoted above) having preliminary fair value estimates:

•	The proximity of the Homeward acquisition date (December 27, 2012) to our fiscal year end (December 31, 2012);

•	The complex nature of certain acquired assets and liabilities prevented us from completing our valuations and reconciliations;

•	We engaged a third party specialist to assist in valuing certain assets and liabilities and this work is not yet complete; and

•	Underlying information such as UPB and other loan level details have not yet been boarded and reconciled onto our servicing platform and therefore we have not been able to fully validate and reconcile certain assets and liability balances correlated with UPB data.

Our purchase agreement with Homeward allows for us to fully assess the valuation of the assets and liabilities acquired during an evaluation period that extends beyond the date of these consolidated financial statements. Because the measurement period is still open we expect that certain fair value estimates will change once we receive all information necessary to make a final fair value assessment.  We expect that the measurement period will extend until at least June 30, 2013.  Any measurement period adjustments that we determine to be material will be applied retrospectively to the period of acquisition in our consolidated financial statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.

Post-Acquisition Results of Operations

The following table presents the revenue and earnings of the Homeward that is included in our Consolidated Statement of Operations from the acquisition date of December 27, 2012 through December 31, 2012:

Revenues	$5,881
Net income	$44

Pro Forma Results of Operations

The following table presents supplemental pro forma information as if the acquisition of Homeward occurred on January 1, 2011. Pro forma adjustments include:

•	conforming servicing revenues to the revenue recognition policy followed by Ocwen;
•	conforming the accounting for MSRs to the valuation and amortization policies of Ocwen;

•	reversing depreciation recognized by Homeward and reporting depreciation based on the estimated fair values and remaining lives of the acquired premises and equipment at the date of acquisition;
•	adjusting interest expense to eliminate the pre-acquisition interest expense of Homeward and to recognize interest expense as if the acquisition-related debt of Ocwen had been outstanding at January 1, 2011 and
•	reporting acquisition-related charges for professional services related to the acquisition as if they had been incurred in 2011 rather than 2012.

	2012	2011
	(Unaudited)	(Unaudited)

Revenues	$1,362,927	$1,085,914
Net income (loss)	$254,051	$163,647

Through December 31, 2012, we incurred approximately $990 of fees for professional services related to the Homeward Acquisition that are included in Operating expenses.

Litton Acquisition

Ocwen completed its acquisition of the Litton Loan Servicing Business on September 1, 2011. The Litton Acquisition included a servicing portfolio of approximately 245,000 primarily non-prime residential mortgage loans with approximately $38.6 billion in UPB and the servicing platform of the Litton Loan Servicing Business based in Houston, Texas and McDonough, Georgia.

The base purchase price for the Litton Acquisition was $247,154, which was paid in cash by Ocwen at closing. In addition and as part of the closing, Ocwen repaid Litton’s $2.4 billion outstanding debt on an existing servicing advance financing facility and entered into a new advance financing facility under which it borrowed $2.1 billion. On September 1, 2011, Ocwen and certain of its subsidiaries also entered into a $575,000 SSTL facility agreement to fund the base purchase price and the difference between the proceeds from the new advance financing facility and the amount repaid on Litton’s existing facility.

The base purchase price was increased by $214 as a result of post-closing adjustments specified in the purchase agreement for changes in Litton’s estimated closing date net worth, servicing portfolio UPB and advance balances, among others. There were no adjustments to the purchase price subsequent to December 31, 2011.

Purchase Price Allocation

In August 2012, we finalized the purchase price allocation and recognized the following measurement-period adjustments:

	December 31, 2011	Adjustments	Final
Cash	$23,791	$—	$23,791
Advances	2,468,137	—	2,468,137
MSRs	144,314	—	144,314
Premises and equipment	3,386	—	3,386
Receivables	2,159	(941)	1,218
Other assets	3,670	—	3,670
Servicing liabilities	(8,972)	—	(8,972)
Checks held for escheat	(6,145)	2,206	(3,939)
Accrued expenses	(25,471)	6,927	(18,544)
Total identifiable net assets	2,604,869	8,192	2,613,061
Goodwill	65,622	(8,192)	57,430
Total consideration	2,670,491	—	2,670,491
Litton debt repaid to Goldman Sachs at closing	(2,423,123)	—	(2,423,123)
Base purchase price, as adjusted	$247,368	$—	$247,368

The December 31, 2011 comparative balance sheet has been revised to reflect the above measurement period adjustments. These adjustments had no effect on earnings.

We estimated the fair value of the acquired advances, loans held for sale and MSRs and the assumed debt in a manner consistent with the methodology described in Note 4. Other assets and liabilities that are expected to have a short life were also valued at the face value of the specific assets and liabilities purchased, including receivables, prepaid expenses, accounts payable and accrued expenses.

Premises and equipment which consisted primarily of computer hardware and software were initially valued based on the “in-use” valuation premise, where the fair value of an asset is based on the highest and best use of the asset that would provide maximum value to market participants principally through its use with other assets as a group. The initial valuation presumed the continued operation of the Litton Loan Servicing Business platform as installed or otherwise configured for use. During the fourth quarter of 2011, we ceased operation of the Litton Loan Servicing Business platform and sold the computer hardware and software to Altisource for a cash purchase price of $418 which was significantly less than the initial valuation because the individual assets were no longer valued as part of a working platform. As a result, we reduced the provisional fair value assigned to these assets at the acquisition date to a value that reflected their subsequent sales price and increased the amount allocated to goodwill. In addition, certain of the acquired premises and equipment were no longer in use and were written down to their salvage value. For those assets that were to be abandoned after year end but before the end of their previously estimated useful life, we adjusted depreciation to reflect the shortened life.

Additionally, the purchase agreement provided that the severance plans of Litton and Goldman Sachs remain in effect for one year. We recognized severance expense of $10,119 during 2011 as steps taken to reorganize and streamline the operations of Litton obligated Ocwen to pay severance under those plans. Severance expense is included in Compensation and benefits in our Consolidated Statements of Operations.

In connection with the establishment of the match funded advance facility Ocwen funded a reserve in the initial amount of $42,535 which is held by the facility Indenture Trustee for the benefit of the note holders. Ocwen also paid an $11,500 arrangement fee in connection with the SSTL agreement. This fee along with the discount and certain other professional fees incurred in connection with the establishment of the facility are being amortized over the five-year life of the loan.

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

Post-Acquisition Results of Operations

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

Pro Forma Results of Operations

The following table presents supplemental pro forma information as if the acquisition of Litton occurred on January 1, 2010. Pro forma adjustments include:

•	conforming revenues to the revenue recognition policy followed by Ocwen;
•	conforming the accounting for MSRs to the valuation and amortization policy of Ocwen;
•	reversing depreciation recognized by Litton and reporting depreciation based on the estimated fair values and remaining lives of the acquired premises and equipment at the date of acquisition;
•	adjusting interest expense to eliminate the pre-acquisition interest expense of Litton and to recognize interest expense as if the acquisition-related debt of Ocwen had been outstanding at January 1, 2010; and
•	reporting acquisition-related charges, including severance paid to Litton employees and fees for professional services related to the acquisition as if they had been incurred in 2010 rather than 2011.

	2011	2010 (1)
	(Unaudited)	(Unaudited)
Revenues	$642,033	$632,721
Net income (loss)	$52,407	$(169,886)

(1)	In December 2010, Litton deemed goodwill to be wholly impaired and wrote off the balance of $154,065. Litton also recorded a provision for losses on servicing advances of $33,734 in 2010.

Through December 31, 2011, we incurred approximately $1,170 of fees for professional services related to the Litton Acquisition that are included in Operating expenses.

HomEq Acquisition

Ocwen completed the HomEq Acquisition on September 1, 2010. This transaction did not result in the transfer of ownership of any legal entities.

With the close of the HomEq Acquisition, OLS boarded 134,000 residential mortgage loans with an aggregate unpaid principal balance of $22.4 billion onto its servicing platform.

OLS paid an initial aggregate purchase price of $1.2 billion in cash upon completion of the HomEq Acquisition. Of this amount, $852,617 was funded by notes issued by a new $1.0 billion structured servicing advance financing facility, $150,000 was paid from funds held in escrow in accordance with the terms of the new $350,000 SSTL facility and $194,130 consisted of cash and funds borrowed pursuant to the SSTL facility. See Note 13 and Note 14 for additional details regarding the terms of the notes supporting these facilities. The initial purchase price was reduced by $29,625 pursuant to an initial true-up of advances as reflected in the table below. We recorded a receivable of $1,449 as of December 31, 2010 for amounts due to us for further true-up under adjustment mechanisms and repurchase rights as provided in the HomEq Agreement. We collected this receivable in 2011.

Purchase Price Allocation

The following table summarizes the final purchase price allocation:

Mortgage servicing rights	$84,324
Advances	1,063,180
Receivables	7,957
Premises and equipment	6,728
Checks held for escheat	(4,616)
Accrued bonus	(3,037)
Servicing liabilities	(709)
Other liabilities	(964)
Total identifiable net assets	1,152,863
Goodwill	12,810
Total consideration	$1,165,673

We estimated the fair value of the acquired advances, loans held for sale and MSRs and the assumed debt in a manner consistent with the methodology described in Note 4. Other assets and liabilities that are expected to have a short life were also valued at the face value of the specific assets and liabilities purchased, including receivables, prepaid expenses, accounts payable and accrued expenses.

The valuation of premises and equipment was based on the in-use valuation premise where the highest and best use of the assets would provide maximum value to market participants principally through its use with other assets as a group. This valuation presumed the continued operation of the HomEq platform as installed or otherwise configured for use. The acquired premises and equipment consisted primarily of leasehold improvements. Subsequent to the acquisition, we vacated the leased premises in 2010 following termination of the former HomEq employees and recorded a charge of $5,840 to write off the leasehold improvements. We sold the equipment acquired from HomEq to Altisource for cash proceeds equal to the acquisition fair value of $888.

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

Post-Acquisition Results of Operations

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

Pro Forma Results of Operations

The following table presents supplemental pro forma information as if the acquisition of HomEq Servicing occurred on January 1, 2009. Pro forma adjustments include:

•	conforming revenues to the revenue recognition policy followed by Ocwen;
•	reversing revenues for servicing portfolios not acquired by Ocwen;
•	conforming the accounting for MSRs to the valuation and amortization policy of Ocwen;
•	reversing depreciation recognized by HomEq and reporting depreciation based on the estimated fair values and remaining lives of the acquired premises and equipment at the date of acquisition;
•	adjusting interest expense to eliminate the pre-acquisition interest expense of HomEq and to recognize interest expense as if the acquisition-related debt of Ocwen had been outstanding at January 1, 2010; and
•	reporting acquisition-related charges, including severance paid to HomEq employees and fees for professional services related to the acquisition as if they had been incurred in 2009 rather than 2010.

2010
(Unaudited)
Revenues	$458,548
Net income (loss)	$42,786

Through December 31, 2010, we incurred approximately $3,977 of fees for professional services related to the HomEq Acquisition which are also included in Operating expenses.

Facility Closure Costs

During 2010, we incurred facility closure costs primarily consisting of severance, Worker Adjustment and Retraining Notification Act (WARN Act) compensation and lease termination costs for closure of the leased HomEq facilities. Following the acquisition, we terminated the former HomEq employees and vacated the leased facilities. During 2011 and 2012, we incurred similar costs related to the Litton Acquisition. The following table provides a reconciliation of the beginning and ending liability balances for these termination costs:

	Employee termination benefits (1)	Lease termination costs (2)	Total
Liability balance as at January 1, 2010	$—	$—	$—
Additions charged to operations (3)	32,954	7,794	40,748
Payments	(31,622)	—	(31,622)
Liability balance as at December 31, 2010 (3)	1,332	7,794	9,126
Additions charged to operations (3)	33,127	—	33,127
Amortization of discount	—	99	99
Payments	(29,296)	(2,606)	(31,902)
Liability balance as at December 31, 2011 (3)	5,163	5,287	10,450
Additions charged to operations (3)	2,869	5,030	7,899
Amortization of discount	—	176	176
Payments	(8,032)	(5,602)	(13,634)
Liability balance as at December 31, 2012 (3)	$—	$4,891	$4,891

(1)	Employee termination benefits include severance expense of $20,727 and $10,119 related to HomEq Servicing and Litton, respectively. The remaining liability for employee termination benefits related to the HomEq Acquisition was settled in 2011. We paid the liability for employee termination benefits related to the Litton Acquisition during 2012.
(2)	The lease agreements that we assumed for the HomEq facilities expire in 2017 and 2018. In December 2010, we exercised our option to terminate the HomEq lease agreements effective in 2013 and provided formal notice to the lessors. At that time, we recorded a charge of $7,794 to establish a reserve for the remaining lease payments discounted through the early termination date, including early termination penalties due in 2013. The balance at December 31, 2011 represented the remainder of the liability for the HomEq lease payments. In March 2012, we ceased using the Litton Georgia facility and recorded a charge of $4,779 to establish a liability for the remaining lease payments discounted through the lease expiration date in 2017. This lease does not contain an option for early termination, and we are actively attempting to sublease the space. In June 2012, we negotiated a buyout of the lease on the HomEq California facility for $2,900 which resulted in an additional expense of $251 as the payment exceeded the liability, net of unamortized discount.
(3)	All charges were recorded in the Servicing segment. Charges related to employee termination benefits and lease termination costs are reported in Compensation and benefits expense and Occupancy and equipment expense, respectively, in the Consolidated Statements of Operations. The liabilities are included in Other liabilities in the Consolidated Balance Sheet.

In addition to the HomEq facility closure costs described above, we recorded a depreciation charge of $5,840 in 2010 to write off the leasehold improvements related to the closed HomEq facilities.

Goodwill

The following table provides a reconciliation of the beginning and ending balances of goodwill for 2012:

	Homeward Acquisition	Litton Acquisition	HomEq Acquisition	Total
Balance at December 31, 2011	$—	$57,430	$12,810	$70,240
Homeward Acquisition	300,843	—	—	300,843
Balance at December 31, 2012	$300,843	$57,430	$12,810	$371,083

For Homeward, $102,374 of the goodwill portion of the purchase price allocation has been assigned to the Servicing segment, $121,458 has been assigned to the Lending segment and the remaining $77,011 has been assigned to the diversified fee-based business which is included in Corporate Items and Other. For Litton and HomEq, the entire balance of goodwill pertains to the Servicing segment. As disclosed above, we finalized the Litton purchase price allocation in August 2012 and recognized measurement-period adjustments which resulted in a reduction in goodwill of $8,192. The December 31, 2011 balance sheet was revised to reflect these adjustments. We have not recognized any impairment on the goodwill associated with these three business acquisitions.

NOTE 3	ASSET SALES AND FINANCING

On March 5, 2012, Ocwen completed its initial sale to Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiary, HLSS Holdings, LLC (collectively referred to as HLSS), of the right to receive the servicing fees, excluding ancillary income, relating to certain mortgage servicing (Rights to MSRs) for approximately $15.2 billion of UPB and related servicing advances that we acquired in connection with the HomEq Acquisition. HLSS also acquired HomEq Servicer Advance Facility Transferor, LLC and HomEq Servicer Advance Receivables Trust 2010-ADV1 (together the Advance SPEs). As a result of the acquisition of the Advance SPEs, HLSS also assumed the related match funded liabilities under the structured servicing advance financing facility that we entered into as part of the HomEq Acquisition (the HomEq Servicing advance facility), with the exception of the Class D Term Note which Ocwen agreed to repay prior to closing. The final purchase price of $138,792 reflects post-closing adjustments that principally resulted from declines in match funded advances between February 28, 2012 and March 5, 2012. See Note 13 for additional information regarding the match funded liabilities assumed by HLSS.

Since the initial sale on March 5, 2012, Ocwen completed five additional sales to HLSS on May 1st, August 1st, September 13th, September 28th and December 26th of Rights to MSRs for loans with approximately $67.5 billion of UPB together with the related servicing advances. The initial and flow transactions with HLSS are collectively referred to as the HLSS Transactions. In 2012, Ocwen received total proceeds of $3.1 billion from the flow transactions. On December 31, 2012, Ocwen recorded a receivable of $1,410 from HLSS for post-closing adjustments that resulted from an increase in match funded advances and a decline in MSRs through the closing date.

As part of the HLSS Transactions, Ocwen retains legal ownership of the MSRs and continues to service the related mortgage loans. However, Ocwen will service the loans for a reduced fee because HLSS has assumed the match funded liabilities as well as the obligation for future servicing advances related to the MSRs. Ocwen is obligated to transfer legal ownership of the MSRs to HLSS if and when the required third party consents are obtained. At that time, Ocwen would commence subservicing the MSRs under essentially the same terms and conditions pursuant to a subservicing agreement with HLSS which was executed on February 10, 2012.

The following table summarizes the sales price of the assets and liabilities acquired by HLSS in connection with the HLSS Transactions:

	Initial sale	Flow sales	Total
Sale of MSRs accounted for as a financing (1)	$62,458	$254,149	$316,607

Sale of match funded advances (2)	—	2,827,227	2,827,227

Sale of Advance SPEs:
Match funded advances	413,374	—	413,374
Debt service account	14,786	—	14,786
Prepaid lender fees and debt issuance costs	5,422	—	5,422
Other prepaid expenses	1,928	—	1,928
Match funded liabilities	(358,335)	—	(358,335)
Accrued interest payable and other accrued expenses	(841)	—	(841)
Net assets of Advance SPEs (3)	76,334	—	76,334
Sales price, as adjusted	138,792	3,081,376	3,220,168
Amount due from HLSS for post-closing adjustments at December 31, 2012	—	(1,410)	(1,410)
Cash received	$138,792	$3,079,966	$3,218,758

(1)	Reported in the Consolidated Statements of Cash Flows cash flows with financing activities as Proceeds from sale of mortgage servicing rights accounted for as a financing.

(2)	Reported in the Consolidated Statements of Cash Flows with investing activities as Proceeds from sale of match funded advances.
(3)	Reported in the Consolidated Statements of Cash Flows with investing activities as Proceeds from sale of advance financing subsidiary and special purpose entity.

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

Ocwen also entered into an agreement with HLSS Management, LLC (HLSS Management), a wholly owned subsidiary of HLSS, for the provision of certain professional services to us and the provision by us of certain professional services to HLSS Management. See Note 27 for additional information regarding this agreement.

NOTE 4	FAIR VALUE

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

The carrying amounts and the estimated fair values of our financial instruments and our nonfinancial assets measured at fair value are as follows at December 31:

		2012		2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale, at fair value (1)	2	$426,480	$426,480	$—	$—
Loans held for sale, at lower of cost or fair value (2)	3	82,866	82,866	20,633	20,633
Advances and match funded advances(3)	3	3,233,707	3,233,707	3,733,502	3,733,502
Receivables, net (3)	3	167,459	167,459	83,202	83,202
Loans, net – restricted for securitization investors (3)	3	—	—	58,560	55,165

Financial liabilities:
Match funded liabilities (3)	3	$2,532,745	$2,533,278	$2,558,951	$2,569,131
Lines of credit and other secured borrowings (3)	3	1,096,679	1,101,504	540,369	550,860
Debt securities (3)	2	—	—	82,554	92,125
Secured borrowings – owed to securitization investors (3)	3	—	—	53,323	52,652

Derivative financial instruments (1):
IRLCs	2	$5,781	$5,781	$—	$—
Interest rate swaps	3	(10,836)	(10,836)	(14,491)	(14,491)
Forward MBS trades	1	(1,719)	(1,719)	—	—
U.S. Treasury futures	1	(1,258)	(1,258)	—	—
Interest rate caps	3	168	168	3,600	3,600
Nondeliverable FX forward contracts	3	—	—	(5,785)	(5,785)

Impaired stratum of MSRs (2)(4)	3	$—	$—	$214	$214
MSRs, at fair value (1)	3	$85,213	$85,213	$214	$214

(1)	Measured at fair value on a recurring basis.
(2)	Measured at fair value on a non-recurring basis.
(3)	Financial instruments disclosed, but not carried, at fair value.
(4)	The high-loan-to-value stratum is measured at fair value on a non-recurring basis and is classified as Level 3 because of the nature of the valuation inputs. The values are net of a valuation allowance of $2,378 and $2,290 at December 31, 2012 and 2011, respectively.

The following tables present a reconciliation of the changes in fair value of Level 3 assets that we measure at fair value on a recurring basis:

For the year ended December 31, 2012:	Derivative Financial Instruments	MSRS at Fair Value	Total

Beginning balance	$(16,676)	$—	$(16,676)

Purchases, issuances, sales and settlements:
Purchases (1)	4,946	85,183	90,129
Issuances	—	—	—
Sales	(405)	—	(405)
Settlements	2,451	—	2,451
	6,992	85,183	92,175

Total realized and unrealized gains and (losses) (2):
Included in Other, net	7,331	30	7,361
Included in Other comprehensive income (loss)	(8,315)	—	(8,315)
	(984)	30	(954)

Transfers in and / or out of Level 3	—	—	—
Ending balance	$(10,668)	$85,213	$74,545

For the year ended December 31, 2011	Derivative Financial Instruments

Beginning balance	$(15,351)

Purchases, issuances, sales and settlements:
Purchases	3,688
Settlements	85
3,773
Total realized and unrealized gains and (losses) (2):
Included in Other, net	(5,881)
Included in Other comprehensive income (loss)	783
(5,098)

Transfers in and / or out of Level 3	—
Ending balance	$(16,676)

		Trading Securities
For the year ended December 31, 2010:	Derivative Financial Instruments	Auction Rate Securities	Subordinates and Residuals	Total

Beginning balance	$(45)	$247,464	$59	$247,478

Purchases, issuances, sales and settlements:
Sales	—	(146,810)	—	(146,810)
Settlements	(738)	(92,745)	—	(93,483)
	(738)	(239,555)	—	(240,293)

Total realized and unrealized gains and (losses) (2):
Included in Gain (loss) on trading securities	—	(7,909)	(59)	(7,968)
Included in Other, net	(133)	—	—	(133)
Included in Other comprehensive income (loss)	(14,435)	—	—	(14,435)
	(14,568)	(7,909)	(59)	(22,536)

Transfers in and / or out of Level 3	—	—	—	—
Ending balance	$(15,351)	$—	$—	$(15,351)

(1)	Includes $4,946 of derivatives and $82,275 of fair value MSRs acquired in connection with the Homeward Acquisition. Also includes $2,908 of MSRs retained on the sale of loans.
(2)	Total losses attributable to derivative financial instruments still held at December 31, 2012 and 2011 were $1,173 and $5,114, respectively.

The methodologies that we use and key assumptions that we make to estimate the fair value of instruments and other assets and liabilities measured at fair value on a recurring or non-recurring basis are described below:

Derivative Financial Instruments

We use interest rate swaps to hedge against the effects of changes in interest rates on our borrowings under advance funding facilities. These derivatives are not exchange-traded and therefore quoted market prices or other observable inputs are not available. Fair value is based on information provided by third-party pricing sources. Third-party valuations are derived from proprietary models based on inputs that include yield curves and contractual terms such as fixed interest rates and payment dates. Although we have not adjusted the information obtained from the third-party pricing sources, we review this information to ensure that it provides a reasonable basis for estimating fair value. Our review is designed to identify information that appears stale, information that has changed significantly from the prior period and other indicators that the information may not be accurate. For interest rate contracts, significant increases or decreases in the unobservable portion of the yield curves in isolation will result in substantial changes in the fair value measurement.

In addition, we use interest rate caps to minimize future interest rate exposures on variable rate debt issued on servicing advance facilities from increases in one-month LIBOR interest rates. The fair value for interest rate caps is based on counterparty market prices and adjusted for counterparty credit risk.

We enter into forward trades to provide an economic hedge against changes in fair value on loans held for sale which we carry at fair value. Forward trades are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Forward contracts are actively traded in the market, thus they are classified within Level 1 of the valuation hierarchy.

Interest rate lock commitments (IRLCs) represent an agreement to purchase loans from a third-party originator, or an agreement to extend credit to a mortgage applicant, or an agreement to sell a loan to investors, whereby the interest rate is set prior to funding. IRLCs are classified within Level 2 of the valuation hierarchy as the primary component of the price is obtained from observable values of mortgage forwards for loans of similar terms and characteristics. Fair value amounts of IRLCs are adjusted for expected “fallout” (locked pipeline loans not expected to close), using models that consider cumulative historical fallout rates and other factors.

We enter into derivative contracts including interest rate swaps, U.S. Treasury futures and forward contracts to hedge against the effects of changes in the value of the MSRs which we carry at fair value. The fair value of interest rate swaps is based upon projected short-term interest rates and volatility based on published market based sources. Because futures and forward contracts are actively traded in the market, they are classified within Level 1 of the valuation hierarchy.

See Note 19 for additional information regarding derivative financial instruments.

Loans Held for sale

Loans held for sale that we measure at fair value on a recurring basis are subject to changes in fair value due to fluctuations in interest rates from the closing date through the date of the sale of the loan into the secondary market. These loans are classified within Level 2 of the valuation hierarchy as the primary component of the price is obtained from observable values of mortgage forwards for loans of similar terms and characteristics. We have the ability to access this market, and it is the market into which conforming mortgage loans are typically sold.

For all other loans held for sale which we report at the lower of cost or fair value, current market illiquidity has reduced the availability of observable pricing data. When we enter into an agreement to sell a loan to an investor at a set price, the loan is valued at the commitment price. We base the fair value of uncommitted loans on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. The more significant assumptions used in the December 31, 2012 valuation of performing loans include: historical default rates of 5% to 10%; re-performance rates on defaulted loans of 25%; loss severity on defaulted loans of 20% to 50%; an average resolution timeline of 12 months; an average coupon rate of 7%; and a discount rate of 10%. Significant assumptions used in the December 31, 2012 valuation of nonperforming loans include: the current market value of the underlying collateral based on third party sources such as appraisals or broker price opinions; a resolution timeline of one to 84 months depending on the stage of delinquency, the state in which the property is located and the type of property; estimated foreclosure and disposition costs that are based on historical experience and considering that state in which the property is located and the type of property; and a discount rate of 15%.

Loans – Restricted for Securitization Investors

We based the fair value of Loans – restricted for securitization investors on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. Significant assumptions included expected prepayment and delinquency rates and cumulative loss curves.

Mortgage Servicing Rights

Amortized Cost MSRs

We estimate the fair value of MSRs by calculating the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. The most significant assumptions used in our internal valuation are the speed at which mortgages prepay and delinquency experience, both of which we derive from our historical experience and available market data. Other assumptions used in our internal valuation are:

•	Cost of servicing	•	Interest rate used for computing float earnings
•	Discount rate	•	Compensating interest expense
•	Interest rate used for computing the cost of Servicing advances	•	Collection rate of other ancillary fees

The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, prepayment penalties, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. We derive prepayment speeds and delinquency assumptions from historical experience adjusted for prevailing market conditions. We develop the discount rate internally, and we consider external market-based assumptions in determining the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing. The more significant assumptions used in the December 31, 2012 valuation include prepayment speeds ranging from 12.44% to 20.76% (depending on loan type) and delinquency rates ranging from 14.98% to 23.10% (depending on loan type). Other assumptions include an interest rate of 1-month LIBOR plus a range of 4% to 5.75% for computing the cost of financing advances, an interest rate of 1-month LIBOR for computing float earnings and a discount rate of approximately 20%.

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

As disclosed above and in Note 1

we established a valuation allowance for impairment on the high-loan-to-value stratum of our MSRs because the estimated fair value was less than the carrying value. For all other strata, the fair value exceeded the carrying value at December 31, 2012.

Fair Value MSRs

MSRs carried at fair value are classified within Level 3 of the valuation hierarchy due to the use of significant unobservable inputs and the inactive market for such assets. Fair value of these MSRs is sensitive to changes in unobservable inputs, as a change in those inputs to a different amount might result in significantly higher or lower fair value measurement. Significant unobservable inputs include mortgage prepayment speeds, constant default rates, discount rates, servicing advances and delinquency rates.

We estimate the fair value of our MSRs carried at fair value by using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The key assumptions used in the valuation of these MSRs include:

•	Mortgage prepayment speeds;
•	Delinquency rates and
•	Discount rates.

The primary assumptions used in the December 31, 2012 valuation include a 16.83% weighted average constant prepayment rate and a discount rate equal to 1-Month LIBOR plus a range of 9% to 10%.

The cash flow and prepayment assumptions used in our discounted cash flow models are based on empirical data drawn from the historical performance of our MSRs adjusted to reflect current market conditions, which we believe are consistent with assumptions used by market participants valuing similar MSRs. On a quarterly basis, the valuation of our MSRs is reviewed by a third party valuation expert.

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

Borrowings

The carrying value of match funded liabilities and secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other match funded or secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. We estimate principal repayments of match funded liabilities during the amortization period based on our historical advance collection rates and taking into consideration any plans to refinance the notes. The more significant of the assumptions used in the December 31, 2012 valuation of the match funded liabilities bearing a fixed interest rate were discount rates of 2.23% – 5.92% and estimated repayments using an advance reduction curve that is based on historical experience. For the SSTL, we used a discount rate of 6.98% and the repayment schedule specified in the loan agreement.

Prior to the redemption of our debt securities in 2012, we based their fair value on quoted prices in markets with limited trading activity.

NOTE 5	LOANS HELD FOR SALE, AT FAIR VALUE

Loans held for sale, at fair value represent mortgage loans originated or purchased and held until sold to secondary market investors, such as GSEs or other third party investors. We acquired these loans as part of the Homeward Acquisition at an initial fair value of $558,721. The change in balance from the acquisition date to $426,480 at December 31, 2012 is primarily due to sales. See Note 2 for additional information regarding the purchase price allocation.

NOTE 6	ADVANCES

Advances, representing payments made on behalf of borrowers or on foreclosed properties, as more fully described in Note 1—Mortgage Servicing Fees and Advances, consisted of the following at December 31:

	2012	2011
Servicing:
Principal and interest	$83,617	$30,462
Taxes and insurance	51,447	33,387
Foreclosures, bankruptcy and other	41,296	35,832
	176,360	99,681
Corporate Items and Other	8,103	3,910
	$184,463	$103,591

The balance outstanding at December 31, 2012 includes $56,903 of advances acquired in the Homeward Acquisition. See Note 2 for additional information.

NOTE 7	MATCH FUNDED ADVANCES

Match funded advances on residential loans we service for others, as more fully described in Note 1— Principles of Consolidation—Financings of Advances on Loans Serviced for Others, are comprised of the following at December 31:

	2012	2011
Principal and interest	$1,577,808	$1,679,536
Taxes and insurance	1,148,486	1,452,707
Foreclosures, bankruptcy, real estate and other	322,950	497,668
	$3,049,244	$3,629,911

The balance outstanding at December 31, 2012 includes $2.2 billion of advances acquired in the Homeward Acquisition. See Note 2 for additional information.

NOTE 8	MORTGAGE SERVICING

The following table presents the components of servicing and subservicing fees for the years ended December 31:

	2012	2011	2010
Loan servicing and subservicing fees	$581,067	$341,438	$226,284
Home Affordable Modification Program (HAMP) fees	76,764	42,025	32,363
Late charges	69,281	38,557	32,760
Loan collection fees	15,960	11,223	8,958
Float earnings	3,749	2,105	2,843
Other	57,604	23,527	18,491
	$804,425	$458,875	$321,699

Mortgage Servicing Rights – Amortization Method

Servicing Assets. The following table summarizes the activity in the carrying value of residential servicing assets for the years ended December 31:

For the year ended December 31,	2012	2011	2010
Beginning balance	$293,152	$193,985	$117,802
Purchases:
HomEq Acquisition	—	—	84,324
Litton Acquisition	—	144,314	—
Homeward Acquisition (1)	275,844	—	—
MSR asset acquisitions (2)	181,979	—	23,425
Servicing transfers and adjustments	(4)	—	(29)
Decrease in impairment valuation allowance	(88)	574	90
Amortization (3)	(74,171)	(45,721)	(31,627)
Ending balance	$676,712	$293,152	$193,985

Fair value at end of year	$743,830	$340,015	$237,407

(1)	See Note 2 for additional information regarding the acquisition of MSRs from Homeward.
(2)	MSR asset acquisitions for 2012 include:
	•	On April 2, 2012, we completed an acquisition from Saxon Mortgage Services, Inc. (Saxon) of an MSR portfolio of approximately $22.2 billion in UPB of residential mortgage loans, approximately $9.9 billion of which Ocwen had previously subserviced, and approximately $1.2 billion of associated servicing advances (the 2012 Saxon MSR Transaction). To finance the 2012 Saxon MSR Transaction, we utilized a combination of available cash and two new two-year servicing advance facilities. On April 2, 2012, we also completed an acquisition of MSRs from JPMorgan Chase Bank, N.A. (JPMCB) which includes servicing rights for non-prime loans with a UPB of approximately $8.1 billion (the JPMCB MSR Transaction) and $557,184 of servicing advances. Ocwen financed the purchase price through available cash and an existing servicing advance facility.
	•	On May 31, 2012, we completed the acquisition of MSRs from Aurora Bank FSB (Aurora) on a portfolio of small-balance commercial mortgage loans with a total UPB of $1.8 billion and $52,911 of servicing advances.
	•	On June 11, 2012, we purchased residential MSRs from Bank of America, N.A. (BANA) with respect to mortgage loans with a UPB of approximately $10.1 billion owned by Freddie Mac. We entered into a new servicing advance facility to finance a portion of the related servicing advances acquired in the transaction. At December 31, 2012, the acquired MSRs, which had a carrying value of $58,472, were pledged as collateral for the promissory note used to finance the purchase.
	•	On July 2 and 16, 2012, we closed on the acquisitions of MSR portfolios totaling approximately $316 million in UPB of residential mortgage loans owned by Fannie Mae and Freddie Mac.
	•	On September 4, 2012, we purchased an additional MSR portfolio of approximately $2.2 billion in UPB of residential mortgage loans owned by Fannie Mae. We boarded these loans on October 1, 2012.
(3)	In the Consolidated Statement of Operations, Amortization of mortgage servicing rights is reported net of the amortization of servicing liabilities and includes the amount of charges we recognized to increase servicing liability obligations.

See Note 13 and Note 14 for additional information regarding the advance facilities and promissory note used to finance the advances and MSRs acquired in the transactions described above. As disclosed in Note 3, we sold certain Rights to MSRs during 2012 as part of the HLSS Transactions. The carrying value of the related MSRs which have not been derecognized at December 31, 2012 was $273,028.

The estimated amortization expense for MSRs, calculated based on assumptions used at December 31, 2012, is projected as follows over the next five years:

2013	$122,365
2014	100,316
2015	82,240
2016	67,421
2017	55,273

Valuation Allowance for Impairment. During 2008, we established a valuation allowance for impairment of $3,624 on the high-loan-to-value stratum of our mortgage servicing rights as the estimated fair value was less than the carrying value. Changes in the valuation allowance for impairment are reflected in Servicing and origination expenses in the Consolidated Statement of Operations. Net of the valuation allowance of $2,378 and $2,290, the carrying value of this stratum was $0 and $214 at December 31, 2012 and 2011, respectively. For all other strata, the fair value exceeded the carrying value.

Servicing Liabilities. Servicing liabilities are included in Other liabilities. See Note 16 for additional information.

Mortgage Servicing Rights—Fair Value Measurement Method

This portfolio comprises servicing rights for prime mortgage loans that were acquired by Homeward through asset or flow purchases or retained on loans originated and subsequently sold. We acquired these loans as part of the Homeward Acquisition at an initial fair value of $82,275. See Note 4 for a reconciliation of changes in the fair value from the acquisition date to $85,213 at December 31, 2012.

Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The following table summarizes the estimated change in the fair value of the MSRs and related derivatives as of December 31, 2012 given hypothetical instantaneous parallel shifts in the yield curve:

	Adverse change in fair value
	10%	20%

Weighted average prepayment speeds	$(6,374)	$(13,681)

Discount rate (Option-adjusted spread)	$(3,533)	$(6,448)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.

Portfolio of Assets Serviced

The following table presents the composition of our servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents loans for which we own the MSRs while subservicing represents all other loans.

	Residential	Commercial	Total
UPB at December 31, 2010
Servicing	$51,252,380	$—	$51,252,380
Subservicing	22,634,011	434,305	23,068,316
	$73,886,391	$434,305	$74,320,696
UPB at December 31, 2011
Servicing	$78,675,160	$—	$78,675,160
Subservicing	23,524,062	290,863	23,814,925
	$102,199,222	$290,863	$102,490,085
UPB at December 31, 2012
Servicing (1)	$175,762,161	$—	$175,762,161
Subservicing	27,903,555	401,031	28,304,586
	$203,665,716	$401,031	$204,066,747

(1)	Includes UPB of $79,360,874 for which the Rights to MSRs have been sold to HLSS.

Residential assets serviced consist principally of mortgage loans, primarily subprime, but also include foreclosed real estate. Residential assets serviced also include small-balance commercial assets with a UPB of $2.1 billion and $586,080 at December 31, 2012 and 2011, respectively that are managed using the REALServicing™ application. Commercial assets subserviced consist of large-balance foreclosed real estate. Assets serviced for others are not included on our Consolidated Balance Sheet.

At December 31, 2012, the geographic distribution of the UPB and count of residential loans and real estate we serviced was as follows:

	Amount	Count
California	$45,851,476	160,501
Florida	22,731,227	136,224
New York	17,276,718	67,725
Texas	9,151,031	99,935
Illinois	8,174,504	53,203
Other	100,480,760	702,368
	$203,665,716	1,219,956

Float balances amounted to approximately $1.3 billion and $555,500 at December 31, 2012 and 2011, respectively.

NOTE 9	RECEIVABLES

Receivables consisted of the following at the dates indicated:

	Receivables	Allowance for Losses	Net
December 31, 2012
Servicing (1)	$84,870	$(1,647)	$83,223
Income taxes receivable	55,292	—	55,292
Affordable housing (2)	1,052	(713)	339
Due from related parties (3)	12,361	—	12,361
Other	17,525	(1,281)	16,244
	$171,100	$(3,641)	$167,459

December 31, 2011
Servicing (1)	$53,061	$(1,648)	$51,413
Income taxes receivable	21,518	—	21,518
Affordable housing (2)	5,568	(5,019)	549
Due from related parties (3)	2,309	—	2,309
Derivatives, at fair value (4)	3,600	—	3,600
Other	4,134	(1,262)	2,872
	$90,190	$(7,929)	$82,261

(1)	The balances at December 31, 2012 and 2011 arise from our Servicing business and primarily include reimbursable expenditures due from investors and amounts to be recovered from the custodial accounts of the trustees.
(2)	The balances at December 31, 2012 and 2011 primarily represent annual payments to be received through June 2014 for proceeds from sales of investments in affordable housing properties. None of these receivables is delinquent.
(3)	See Note 27 for additional information regarding transactions with Altisource and HLSS.
(4)	The balance represents the fair value of an interest rate cap that we sold in 2012. See Note 19 for additional information regarding our derivative financial instruments.

The balance of Receivables at December 31, 2012 includes $46,546 related to the Homeward Acquisition. See Note 2.

Receivable balances are evaluated individually. The change in the allowance for credit losses for 2012 and the balance of the related receivables at those dates were as follows (the disclosure requirements for the allowance for credit losses do not apply to mortgage banking activities, including the long-term servicing of loans, such as the activities of our Servicing segment):

	Affordable Housing	Other	Total
Allowance for credit losses balance at December 31, 2011	$5,019	$1,262	$6,281
Charge offs	(4,306)	(387)	(4,693)
Provision	—	456	456
Other	—	(50)	(50)
Allowance for credit losses balance at December 31, 2012	$713	$1,281	$1,994

Receivables balance at December 31, 2012	$1,052	$17,525	$18,577

Note 10	PREMISES AND EQUIPMENT

Our premises and equipment are summarized as follows at December 31:

	2012	2011
Computer hardware and software	$36,905	$15,208
Leasehold improvements	14,960	6,894
Furniture and fixtures	10,369	8,559
Office equipment and other	9,108	5,932
	71,342	36,593
Less accumulated depreciation and amortization	(33,806)	(29,243)
	$37,536	$7,350

In 2012, we acquired premises and equipment with an estimated fair value of $16,803 as part of the Homeward Acquisition, consisting primarily of computer hardware and software. See Note 2.

Depreciation and other amortization expense amounted to $5,720, $4,160 and $7,512 for 2012, 2011 and 2010, respectively. Depreciation for 2011 includes a charge of $1,967 to write-down certain furniture and fixtures acquired from Litton that we ceased to use during the fourth quarter. Depreciation expense for 2010 includes a charge of $5,840 to write off leasehold improvements related to HomEq facilities that we vacated following termination of the former HomEq employees.

NOTE 11	DEBT SERVICE ACCOUNTS

Under our advance funding facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balances also include amounts that have been set aside from the proceeds of our match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. These funds are held in interest earning accounts in the name of the SPE created in connection with the match funded financing facility. The balances at December 31, 2012 and 2011 were $88,748 and $115,867, respectively.

NOTE 12	OTHER ASSETS

Other assets consisted of the following at December 31:

	2012	2011
Loans held for sale, at lower of cost or fair value (1)	$82,866	$20,633
Asset purchase price deposit (2)	57,000	—
Interest earning collateral deposits (3)	31,710	27,191
Investment in unconsolidated entities (4)	25,187	23,507
Prepaid income taxes (5)	23,112	—
Prepaid lender fees and debt issuance costs, net (6)	14,389	27,113
Derivatives, at fair value (7)	10,795	—
Real estate, net	6,205	3,368
Loans – restricted for securitization investors (8)	—	58,560
Prepaid expenses and other	21,414	13,078
	$272,678	$173,450

(1)	These loans primarily represent non-performing subprime single-family residential loans that we do not intend to hold to maturity. The balances at December 31, 2012 and 2011 are net of valuation allowances of $14,659 and $14,257, respectively. In December 2012, we acquired non-performing mortgage loans with an aggregate UPB of $124,341 for cash consideration of $65,356. We sold these loans to Altisource Residential, LP in February 2013 for an insignificant gain.
(2)	In connection with the entry into an agreement on November 2, 2012 to acquire MSRs and related servicing advances from Residential Capital, LLC , OLS made an earnest money cash deposit of $57,000. This deposit was subsequently applied towards the purchase price upon closing of the transaction on February 15, 2013. See Note 31 for additional information regarding this transaction.
(3)	These balances include $25,829 and $19,623 of cash collateral held by the counterparties to certain of our derivative agreements at December 31, 2012 and 2011, respectively.

(4)	The balance at December 31, 2012 includes an investment of $5,544 in Powerlink that we acquired in the Homeward Acquisition. See Note 2.
(5)	See Note 22 for additional information.
(6)	These balances relate to match funded liabilities and other secured borrowings of the Servicing segment. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.
(7)	See Note 19 for additional information regarding derivatives.
(8)	Loans – restricted for securitization investors were held by four securitization trusts that we included in our consolidated financial statements until December 2012 when we sold our interests in the trusts, as more fully described in Note 1—Securitizations of Residential Mortgage Loans. We reported loans held by the consolidated securitization trusts at cost, less an allowance for loan losses of $2,702 at December 31, 2011.

NOTE 13	MATCH FUNDED LIABILITIES

Match funded liabilities, as more fully described in Note 1—Principles of Consolidation – Financings of Advances on Loans Serviced for Others, are comprised of the following:

					Balance Outstanding
Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Unused Borrowing Capacity (2)	December 31, 2012	December 31, 2011

2011-Servicer Advance Revolving Trust 1 (3)	2.23%	May 2043	May 2013	—	325,000	—
2011-Servicer Advance Revolving Trust 1 (3)	3.37 – 5.92%	May 2043	May 2013	—	525,000	—
2012-Servicing Advance Revolving Trust 2 (3)	3.27 – 6.90%	Sep. 2043	Sept. 2013	—	250,000	—
2012-Servicing Advance Revolving Trust 3 (3)	2.98%	Mar. 2043	Mar. 2013	—	248,999	—
2012-Servicing Advance Revolving Trust 3 (3)	3.72 – 7.04%	Mar. 2044	Mar. 2014	—	299,278	—
Promissory Note (4)	3.3875%	Sept. 2013	Sept. 2013	—	—	1,784,043
Advance Receivable Backed Note Series 2009-3 (5)	4.14%	July 2023	July 2012	—	—	210,000
Advance Receivable Backed Note Series 2010-1 (6)	3.59%	Sep. 2023	Feb. 2011	—	—	40,000
Total fixed rate				—	1,648,277	2,034,043
Variable Funding Note Series 2009-2 (7)	1-Month LIBOR (1ML) + 350 bps	Nov. 2023	Nov. 2012	—	—	—
Variable Funding Note Series 2009-1 (8)	Commercial paper (CP) rate + 200 bps or 1ML plus 325 bps	Dec. 2023	Dec. 2012	—	—	11,687
Advance Receivable Backed Notes (9)	1ML + 285 bps	Apr. 2015	Apr. 2014	444,984	205,016	—
Advance Receivable Backed Notes Series 2012-ADV1 (9)	CP rate + 225 or 335 bps	Dec. 2043	Dec. 2013	17,288	232,712	—
Advance Receivable Backed Notes Series 2012-ADV1 (10)	1ML + 250 bps	June 2016	June 2014	5,905	94,095	—
Advance Receivable Backed Note (11)	1ML + 300 bps	Dec. 2015	Dec. 2014	862	49,138	—
2011-Servicing Advance Revolving Trust 1 (3)	1ML + 300 bps	May 2043	May 2013	320,367	204,633	—
2012-Servicing Advance Revolving Trust 2 (3)	1ML + 315 bps	Sep. 2043	Sept. 2013	127,997	22,003	—
2012-Servicing Advance Revolving Trust 3 (3)	1ML + 300 bps – 675 bps	Mar. 2044	Mar. 2014	232,651	40,626	—
2012-Homeward Agency Advance Funding Trust 2012-1 (3)	1ML + 300 bps	Sept. 2013	Sept. 2013	8,906	16,094	—
2012-Homeward DSF Advance Revolving Trust 2012-1 (3)	1ML + 450 bps	Feb. 2013	Feb. 2013	1,849	20,151	—
Class A-1 Term Note (12)	CP rate + 350 bps	Aug. 2043	Aug. 2013	—	—	340,185
Class A-2 Variable Funding Note (12)	CP rate + 350 bps	Aug. 2043	Aug. 2013	—	—	—
Class B Term Note (12)	CP rate + 525 bps	Aug. 2043	Aug. 2013	—	—	15,850
Class C Term Note (12)	CP rate + 625 bps	Aug. 2043	Aug. 2013	—	—	15,056
Class D Term Note (12)	1ML + 750 bps	Aug. 2043	Aug. 2013	—	—	11,638
Advance Receivable Backed Notes (13)	1ML + 200 bps	Jan. 2014	July 2013	—	—	130,492
Total variable rate				1,160,809	884,468	524,908
				$1,160,809	$2,532,745	$2,558,951

Weighted average interest rate					3.52%	3.50%

(1)	The amortization date of our facilities is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. In two advance facilities, there are multiple notes outstanding. For each note, after the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.

(2)	Unused borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility.
(3)	Advance facility assumed in the Homeward Acquisition. The 2011-Servicing Advance Revolving Trust 1, 2012-Servicing Advance Revolving Trust 2 and 2012-Homeward DSF Advance Revolving Trust 2012-1 facilities were repaid in February 2013 from the proceeds of a new $1,700,000 bridge facility which has an amortization date of August 14, 2013.
(4)	This note was issued in connection with the financing of advances acquired in connection with the acquisition of Litton on September 1, 2011. Following the sale of advance collateral to HLSS in December 2012, the outstanding balance was repaid, the facility was terminated and the remaining collateral was transferred to other facilities.
(5)	On July 19, 2012, the borrowing under this note was transferred to the Series 2009-1 variable funding note.
(6)	The amortization period for this note ended in January 2012, at which time the remaining balance of $40,000 was repaid. The advances pledged to this note were transferred to the Series 2009-1 variable funding note and were re-pledged under that note.
(7)	The facility was terminated on September 28, 2012.
(8)	Effective March 12, 2012, the lender transferred this note from its commercial paper conduit and began charging interest based on 1-Month LIBOR. On September 28, 2012, the remaining balance was repaid, and the facility was terminated.
(9)	These notes were issued to finance the advances acquired in connection with the 2012 Saxon MSR Transaction.
(10)	These notes were issued to finance the advances acquired from BANA in connection with the acquisition of MSRs.
(11)	This note was issued to finance advances on the small balance commercial loan servicing portfolio that we acquired as part of the Litton Acquisition.
(12)	These notes were issued in connection with the financing of advances acquired as part of the HomEq Acquisition. The Class D Term Note was repaid in full on March 2, 2012. On March 5, 2012, HLSS assumed the remaining balances.
(13)	On September 13, 2012, the remaining balance was repaid, the facility was terminated and the remaining collateral was transferred to another facility.

NOTE 14	LINES OF CREDIT AND OTHER BORROWINGS

Lines of credit and other secured borrowings are comprised of the following:

					Balance Outstanding
Borrowings	Collateral	Interest Rate	Maturity	Unused Borrowing Capacity	December 31, 2012	December 31, 2011

Servicing:
SSTL (1)	(1)	1ML + 550 bps with a LIBOR floor of 150 bps (1)	Sept. 2016	$—	$314,229	546,250
Senior unsecured term loan (2)		1-Month Euro-dollar rate + 675 bps with a Eurodollar floor of 150 bps	March, 2017	—	75,000	—
Financing liability – MSRs pledged (3)	MSRs (3)	(3)(3)		—	303,705	—
Financing liability – MSRs pledged (4)	MSRs (4)	(4)(4)		—	2,603	—
Promissory note (5)	MSRs	1ML + 350 bps	May 2017	—	18,466	—
				—	714,003	546,250

Lending:
Master repurchase agreement (6)	Loans held for sale (LHFS)	1ML + 175 bps	Jan. 2013	36,878	88,122	—
Participation agreement (7)	LHFS	N/A	Feb. 2013	—	58,938	—
Master repurchase agreement (8)	LHFS	1ML + 200 bps	Feb. 2013	116,005	133,995	—
Master repurchase agreement	LHFS	1ML + 200 bps	Jul. 2013	192,980	107,020	—
				345,863	388,075	—

Corporate Items and Other
Securities sold under an agreement to repurchase (9)	Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes	Class A-2 notes: 1ML + 200 bps; Class A-3 notes: 1ML + 300 bps	Monthly	—	2,833	4,610
				345,863	1,104,911	550,860
Discount (1)				—	(8,232)	(10,491)
				$345,863	$1,096,679	$540,369

Weighted average interest rate (10)					4.49%	6.96%

(1)	On September 1, 2011, we entered into a new SSTL facility agreement and borrowed $575,000 that was primarily used to fund a portion of the Litton Acquisition. This initial loan was issued with an original issue discount of $11,500 that we are amortizing over the term of the loan. Subsequently, in order to fund a portion of the Homeward Acquisition, we entered into a Joinder Agreement with the lender in December 2012 that allowed us to borrow an additional $100,000, net of an original issue discount of $1,000, under this facility on essentially the same terms and conditions as the initial borrowing. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate [the greatest of (i) the prime rate of Barclays Bank PLC in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR)], plus a margin of 4.50% and a base rate floor of 2.50% or (b) 1-Month LIBOR, plus a margin of 5.50% with a 1-Month LIBOR floor of 1.50%. We are required to repay the principal amount of the borrowings in consecutive quarterly installments of $16,875 per quarter commencing September 30, 2011 through June 30, 2016, with the balance becoming due on September 1, 2016. In addition, Ocwen is required to use 25% of the net cash proceeds (as defined) from any asset sale (as defined) to repay loan principal. Generally, this provision applies to non-operating sales of assets, such as the HLSS Transactions, and generally, net cash proceeds represent the proceeds from the sale of the assets, net of the repayment of any debt secured by a lien on the assets sold. The borrowings are secured by a first priority security interest in substantially all of the tangible and intangible assets of Ocwen. In February 2013, we repaid this loan in full.
(2)	Ocwen borrowed funds from Altisource in connection with the financing of the Homeward Acquisition. See Note 27 for additional information regarding this agreement with Altisource. We repaid this loan in full in February 2013.
(3)	As part of the HLSS Transactions completed in 2012, Ocwen transferred to HLSS certain Rights to MSRs. However, because Ocwen has not yet transferred legal title to the MSRs, the sales were accounted for as a financing with the proceeds from the sale of the MSRs recorded as a financing liability. The financing liability is being amortized using the interest method with the servicing income that is remitted to HLSS representing payments of principal and interest. The liability has no contractual maturity but will be amortized over the estimated life of the pledged MSRs. The balance of the liability is reduced each month based on the change in the estimated fair value of the pledged MSRs. See Note 3 for additional information regarding the HLSS Transactions.
(4)	We sold MSRs for certain loans to an unrelated third party in December 2012; however, we are required to repurchase the MSRs for any loans that cannot be refinanced by the purchaser under the federal government’s Home Affordable Refinance Program (HARP). As a result, the sale is being accounted for as a financing. The financing liability is being amortized using the interest method with the servicing income that is remitted to the purchaser representing payments of principal and interest.

(5)	This note was issued to finance the acquisition of MSRs from BANA. Prepayments of the balance on this note may be required if the borrowing base, as defined, falls below the amount of the note outstanding.
(6)	On January 16, 2013, we extended the Master Repurchase Agreement maturity date to March 19, 2013.
(7)	Under this participation agreement, the lender provides financing on an uncommitted basis for $50,000 to $90,000 at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. However, the transaction does not qualify for sales accounting treatment as is, therefore, accounted for as a financing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. In February 2013, we extended the participation agreement maturity date to April 30, 2013.
(8)	On January 25, 2013, we extended the Master Repurchase Agreement maturity date to May 3, 2013.
(9)	In August 2010, we obtained financing under a repurchase agreement for the Class A-2 and A-3 notes issued by Ocwen Real Estate Asset Liquidating Trust 2007-1 which have a current face value of $26,180 at December 31, 2012. This agreement has no stated credit limit and lending is determined for each transaction based on the acceptability of the securities presented as collateral.
(10)	Excludes the two financing liabilities arising for the sales of Rights to MSRs and MSRs that were accounted for as a financing and the financing liability arising from the sale of mortgage loan participations accounted for as a financing.

NOTE 15	DEBT SECURITIES

Debt securities consisted of the following at December 31:

	2012	2011
3.25% Contingent Convertible Senior Unsecured Notes due August 1, 2024	$—	$56,435
10.875% Capital Securities due August 1, 2027	—	26,119
	$—	$82,554

3.25% Convertible Notes. In July 2004, OCN issued $175,000 aggregate principal amount of 3.25% Convertible Notes (the Convertible Notes) due August 1, 2024. On February 27, 2012, we provided notice of redemption to all the holders of the Convertible Notes stating our election to redeem all of the outstanding notes on March 28, 2012. Of the $56,435 outstanding principal balance of the Convertible Notes, $56,410 was converted to 4,635,159 shares of common stock at a conversion rate of 82.1693 per $1,000 (in dollars) principal amount (representing a conversion price of $12.17 per share) with 11 fractional shares settled in cash. The remaining $25 principal balance of the Convertible Notes was redeemed at a cash price of 100% of principal outstanding, plus accrued and unpaid interest. The Convertible Notes were senior general unsecured obligations not guaranteed by any of our subsidiaries.

10.875% Capital Securities. In August 1997, Ocwen Capital Trust (OCT) issued $125,000 of 10.875% Capital Securities (the Capital Securities). OCT invested the proceeds from issuance of the Capital Securities in 10.875% Junior Subordinated Debentures issued by Ocwen. The Junior Subordinated Debentures, which represent the sole assets of OCT, had a maturity date of August 1, 2027. On August 31, 2012, Ocwen redeemed the Junior Subordinated Debentures at a price of 102.719% of the $26,119 outstanding principal, plus accrued and unpaid interest. The redemption of the Junior Subordinated Debentures resulted in the mandatory redemption of the Capital Securities in an amount equal to the amount of the related Junior Subordinated Debentures being redeemed and at a redemption price equal to the redemption price of the Junior Subordinated Debentures, plus accumulated and unpaid distributions thereon to the date of redemption. We recognized a loss of $653 on the redemption primarily representing the excess of the redemption price over the outstanding principal balance of the Capital Securities. We reported this loss in Other, net in our Consolidated Statement of Operations. The trust entity which issued the Capital Securities in August 1997 (Ocwen Capital Trust I) was dissolved and terminated following the redemption.

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

NOTE 16	OTHER LIABILITIES

Other liabilities were comprised of the following at December 31:

	2012	2011
Accrued expenses (1)	$106,376	$47,198
Due to related parties (2)	45,034	4,274
Checks held for escheat	33,225	22,481
Liability for selected tax items (3)	22,702	4,524
Derivatives, at fair value (4)	18,658	20,276
Payable to servicing and subservicing investors (5)	9,973	28,824
Servicing liabilities (6)	9,830	9,662
Accrued interest payable	5,410	4,140
Secured borrowings – owed to securitization investors (7)	—	53,323
Other	26,456	8,137
	$277,664	$202,839

(1)	Includes $63,406 of accrued expenses attributable to Homeward, including $38,093 of accruals related to loan repurchase obligations and reserves for indemnification for servicing errors and for compensatory fees for foreclosures that exceed investor timelines.
(2)	See Note 27 for additional information regarding transactions with Altisource and HLSS.
(3)	See Note 22 for information on the liability for selected tax items.
(4)	See Note 19 for additional information regarding derivatives.
(5)	The balance represents amounts due to investors in connection with loans we service under servicing and subservicing agreements.
(6)	Our acquisition of MSRs during the second quarter of 2012 included a servicing liability with a fair value of $1,441. During, 2012, 2011 and 2010, amortization of servicing liabilities exceeded the amount of charges we recognized to increase servicing liability obligations by $1,274, $2,725 and $172, respectively. Amortization of mortgage servicing rights is reported net of this amount in the Consolidated Statement of Operations.
(7)	Secured borrowings – owed to securitization investors consisted of certificates representing beneficial ownership interests in four securitization trusts that we included in our consolidated financial statements until December 2012 when we sold our interests in the trusts, as more fully described in Note 1—Securitizations of Residential Mortgage Loans.

The balance of Other liabilities at December 31, 2012 includes $107,291 related to the Homeward Acquisition. See Note 2.

NOTE 17	MEZZANINE EQUITY

Preferred Stock

On December 27, 2012, Ocwen issued 162,000 shares of Series A Perpetual Convertible Preferred Stock, having a par value of $0.01 per share as part of the consideration paid in the Homeward Acquisition. The following is a summary of the voting powers, preferences and relative, participating, optional and other special rights of the Preferred Shares:

•	Ranking. The Preferred Shares shall, with respect to the payment of dividends, redemption and distributions upon the liquidation, winding up or dissolution of Ocwen rank senior to all classes of common stock.
•	Dividends. Holders of the Preferred Shares are entitled to receive mandatory and cumulative dividends payable quarterly at the rate per share equal to the greater of (i) 3.75% per annum multiplied by $1,000 per share and (ii) in the event Ocwen pays a regular quarterly dividend on its common stock in such quarter, the rate per share payable in respect of such quarterly dividend on an as-converted basis. If Ocwen declares a special dividend on common stock, then any dividend shall be payable to the holders of the shares of common stock and the holders of the Preferred Shares on a pari passu, as-converted basis. Any such dividend may be paid either in cash or in Preferred Shares.
•	Conversion. Each Preferred Share, together with any accrued and unpaid dividends, may be converted to common stock at the option of the holder at a conversion price equal to $31.79.
•	Redemption. Ocwen may redeem the Preferred Shares commencing on December 27, 2014. The shares of Series A Preferred Stock are redeemable, at Ocwen’s option, in whole, or, from time to time, in part, at any time beginning on the second anniversary of the issue date of the Preferred Shares, payable through the issuance of shares of Common Stock. The redemption amount is any accrued and unpaid dividends plus: 103% of the liquidation preference of $1,000 for each Preferred Share plus from the second anniversary of the issue date and prior to the third anniversary; 102% of the liquidation preference from the third anniversary and prior to the fourth anniversary; 101% of the liquidation preference from the fourth anniversary and prior to the fifth anniversary; and the liquidation preference from the fifth anniversary.

•	Voting. The holders of Preferred Shares shall be entitled to vote on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock as a single class, with each share of common stock entitled to one vote per share and each Preferred Share entitled to one vote for each share of common stock issuable upon conversion of the Preferred Share as of the record date for such vote or, if no record date is specified, as of the date of such vote.
•	Protective Provisions. So long as the Preferred Shares are outstanding, Ocwen will not, without obtaining the approval of the holders of a majority of the Preferred Shares (i) issue any preferred stock other than the Preferred Shares, any senior securities or any parity securities in excess of $325 million; (ii) amend or alter the Articles of Designation or Articles of Incorporation in any manner that under the Florida Business Corporation Act requires the prior vote as a separate class of the holders of the Preferred Shares; (iii) amend or otherwise alter the Articles of Designation or the Articles of Incorporation in any manner that would adversely affect the rights, privileges or preferences of the Preferred Shares; (iv) pay any dividend in cash to the common stock in respect of any quarterly dividend unless the dividend payable in respect of such quarter on the Preferred Shares is also paid in cash to the same extent; or (v) waive compliance with any provision of the Articles of Designation or take any actions intended to circumvent the provisions of the Articles of Designation.
•	Change of Control; Liquidation Event.

1.	Change of Control. In the case of any change in control of Ocwen, then, upon consummation of such transaction, each holder of Preferred Shares shall be entitled to receive in respect of such share the greater of (i) the liquidation preference of $1,000 plus accrued and unpaid dividends thereon, whether or not declared, if any, or (ii) the amount such holder would receive if such holder converted such Preferred Shares into the kind and amount of securities, cash or other assets receivable upon the consummation of the change in control by a holder of the number of shares of Common Stock into which such Preferred Shares might have been converted immediately prior to such change in control;
2.	Liquidation Event. Upon any liquidation event, each holder of Preferred Shares will be entitled to payment out of Ocwen’s assets available for distribution, before any distribution or payment out of such assets may be made to the holders of any junior securities, and subject to the rights of the holders of any senior securities or parity securities upon liquidation and the rights of Ocwen’s creditors, of an amount equal to the liquidation preference of $1,000 plus accrued and unpaid dividends thereon, whether or not declared. After payment in full of the liquidation preference plus accrued and unpaid dividends thereon to which holders of Preferred Shares are entitled, such holders will not be entitled to any further participation in any distribution of Ocwen’s assets.

The holders of the Preferred Shares also received registration rights for the Preferred Shares and the shares of common stock issuable upon conversion.

We evaluated the Preferred Shares under ASC 480, Distinguishing Liabilities from Equity, and determined that the Preferred Shares should be accounted for as equity because the Preferred Shares are convertible at any time at the option of the holder into common stock and redemption of the shares by Ocwen is settled through the issuance of common stock. We also determined that the conversion feature of the Preferred Shares does not require separation from the host contract because the preponderance of the characteristics of the Preferred Shares indicates that the Preferred Shares are more akin to equity than debt and, therefore, are an equity host. Since an equity conversion option and an equity host are clearly and closely related, no further separation analysis is required under ASC 815, Derivatives and Hedging.

We also determined that the change of control provisions could result in a redemption not solely under Ocwen’s control. Therefore, classification of the Preferred Shares as “mezzanine” equity in the Consolidated Balance Sheets was more appropriate than classification as part of Stockholders’ equity.

We also determined that the conversion option of the Preferred Shares represented a Beneficial Conversion Feature (BCF) under ASC 470, Debt, because the conversion price of $31.79 was lower than the common stock price at the issue date of $33.495, determined using the average of the high and low prices for that date. The Preferred Shares are convertible into 5,095,942 shares of common stock. Therefore, the intrinsic value of the BCF — the difference between the price of common stock on the issue date and the conversion price multiplied by the number of shares of common stock into which the Preferred Shares can be converted — was $8,688 which we accounted for as a discount on the Preferred Shares with an offsetting increase in additional paid in capital. Because the Preferred Shares are optionally redeemable by Ocwen, we are amortizing the BCF through the second anniversary of the issued date, at which time Ocwen can first redeem the Preferred Shares.

For the period December 27, 2012 through December 31, 2012, we amortized $60 of the BCF discount on the Preferred Shares as a deemed dividend with an offsetting reduction in retained earnings. At December 31, 2012, we accrued the mandatory and cumulative dividends payable of $85 for the period.

The carrying value of our Preferred Shares reflects the following:

Initial issuance price on December 31, 2012	$162,000
Discount for beneficial conversion feature	(8,688)
Accretion of discount	60
Carrying value at December 31, 2012	$153,372

NOTE 18	EQUITY

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

On March 28, 2012, we converted $56,410 of the outstanding principal balance of the Convertible Notes to 4,635,159 shares of common stock. See Note 15 for additional information regarding the conversion.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss (AOCL), net of income taxes, were as follows at December 31:

	2012	2011
Unrealized losses on cash flow hedges	$6,310	$7,760
Other	131	136
	$6,441	$7,896

NOTE 19	DERIVATIVE FINANCIAL INSTRUMENTS

Because many of our current derivative agreements are not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreements. We control this risk through credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amount of our contracts does not represent our exposure to credit loss.

The following table summarizes the changes in our holdings of derivatives during the year ended December 31, 2012:

	IRLCs	U.S. Treasury Futures	Forward MBS Trades	Interest Rate Caps	Foreign Exchange Forwards	Interest Rate Swaps

Beginning notional balance	$—	$—	$—	$1,600,000	$46,200	$1,393,685
Homeward Acquisition	1,112,519	109,000	1,638,979	1,025,000	—	432,500
Other additions	—	—	—	—	—	—
Maturities	—	—	—	—	—	(330,230)
Terminations	—	—	—	(1,600,000)	(46,200)	—
Ending notional balance	$1,112,519	$109,000	$1,638,979	$1,025,000	$—	$1,495,955

Fair value of derivative assets (liabilities) at:
December 31, 2012	$5,781	$(1,258)	$(1,719)	$168	$—	$(10,836)
December 31, 2011	$—	$—	$—	$3,600	$(5,785)	$(14,491)

Maturity	2013	Mar. 2013	Jan. 2013 – Mar. 2013	Feb. 2015 – May 2016	—	Feb. 2013 – Mar. 2032

Foreign Currency Exchange Rate Risk Management

We periodically enter into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee (INR) on amounts payable to our India subsidiary, OFSPL. Our operations in Uruguay also expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant.

Interest Rate Management

Match Funded Liabilities

We entered into interest rate swaps in order to hedge against the effects of changes in interest rates on our borrowings under our advance funding facilities. These interest rate swap agreements require us to pay a fixed rate and receive a variable interest rate based on one-month LIBOR. At the time that we entered into the agreements, these swaps were designated as hedges for accounting purposes. We also purchased interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates, as required by the certain of our advance financing arrangements.

Loans Held for Sale, at Fair Value

The mortgage loans held for sale which we carry at fair value are subject to interest rate and price risk from the loan funding date until the date the loan is sold into the secondary market. Generally, the fair value of a loan will decline in value when interest rates increase and will rise in value when interest rates decrease. To mitigate this risk, we enter into forward trades to provide an economic hedge against those changes in fair value on mortgage loans held for sale. Forward trades are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market.

IRLCs represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage applicant, whereby the interest rate is set prior to funding. The loan commitment binds us (subject to the loan approval process) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. The borrower is not obligated to obtain the loan, thus we are subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Our interest rate exposure on these derivative loan commitments is hedged with freestanding derivatives such as forward contracts. We enter into forward contracts with respect to fixed rate loan commitments.

MSRs, at Fair Value

The MSRs which we measure at fair value are subject to substantial interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of these MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. The amount and composition of derivatives used, if any, will depend on the exposure to loss of value on the MSRs, the expected cost of the derivatives, expected liquidity needs and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates.

We enter into economic hedges including interest rate swaps, U.S. Treasury futures and forward contracts to minimize the effects of loss in value of these MSRs associated with increased prepayment activity that generally results from declining interest rates. These interest rate swap agreements generally require us to pay a variable interest rate based on LIBOR and receive a fixed rate. Futures contracts are exchange-traded contracts where two parties agree to purchase and sell a specific quantity of a financial instrument at a specific price, with delivery or settlement at a specified date. Forward contracts are over-the-counter contracts where two parties agree to purchase and sell a specific quantity of financial instruments at a specified price, with delivery and settlement at a specified date.

The following summarizes our use of derivatives at December 31, 2012 and the gains (losses) on those derivatives for the year then ended. The table also indicates whether or not each derivative was designated as a hedge for accounting purposes at December 31, 2012:

Purpose	Expiration Date	Notional Amount	Fair Value (1)	Gains / (Losses)	Financial Statement Caption
Hedge the effect of changes in interest rates on interest expense on borrowings
Interest rate swaps (pay fixed, receive variable)
Not designated as hedges:
Hedge the effects of a change in 1ML on borrowing under an advance funding facility (2)	2013	$250,000	$(2,699)	$3,605	Other, net
Hedge the effects of a change in the lender’s CP rate and 1ML on borrowing under an advance funding facility (3)	2013	321,659	(2,958)	3,352	Other, net / AOCL
Total not designated as hedges		571,659	(5,657)	6,957

Designated as hedges:
Hedge the effects of changes in 1ML or the lenders’ CP rate on advance funding facilities (5)	2015	201,892	(7,746)	(6,246)	AOCL
Hedge the effects of changes in 1ML or the lenders’ CP rate on advance funding facilities (6)	2015	289,904	(2,211)	(1,859)	AOCL
Total designated as hedges		491,796	(9,957)	(8,105)
Total swaps		1,063,455	(15,614)	(1,148)

Interest rate caps
Not designated as hedges:
Hedge the effects of changes in 1ML on advance funding facilities (7)	2014	—	—	(3,195)	Other, net
Hedge the effects of changes in 1ML on advance funding facilities (4)	2015-2016	1,025,000	168	—	Other, net
Total caps		1,025,000	168	(3,195)
Total hedges of debt		2,088,455	(15,446)	(4,343)

Hedge the effect of changes in interest rates on MSRs measured at fair value
Not designated as hedges:
Interest rate swaps (pay variable, receive fixed) (4)	2014-2032	432,500	4,778	—	Other, net
U.S. Treasury futures (4)	2013	109,000	(1,258)	—	Other, net
Forward MBS trades (4)	2013	314,000	67	—	Other, net
Total hedges of MSRs		855,500	3,587	—

Hedge the effect of changes in interest rates on the value of mortgage loans held for sale and IRLCs
Not designated as hedges:
Forward MBS trades (4)	2013	1,324,979	(1,786)	(1,226)	Other, net

IRLCs	2013	1,112,519	5,781	153	Loss on loans held for sale, net
Total derivatives		$5,381,453	$(7,864)	$(5,416)

(1)	Derivatives are reported at fair value in Receivables, Other assets or in Other liabilities.
(2)	We discontinued hedge accounting for this hedging relationship effective July 1, 2011 and began amortizing to earnings the $6,179 of deferred losses in accumulated other comprehensive income. Amortization was scheduled to continue until the related advance facility matures in July 2013. In September 2012, we repaid the advance facility and wrote-off the remaining $2,317 of unamortized deferred losses in AOCL.
(3)	The hedging relationship was terminated when the advance facility was assumed on March 5, 2012 by HLSS. At that time, we wrote-off the $5,958 of deferred losses in AOCL. See Note 3 and Note 13 for additional information regarding the match funded liabilities assumed by HLSS.
(4)	Acquired in connection with the Homeward Acquisition.
(5)	Monthly settlements on this forward-starting swap begin June 2013.
(6)	Projected net settlements on the swap for the next twelve months total approximately $3,748 of payments to the counterparties.
(7)	Sold in November 2012.

Included in AOCL at December 31, 2012 and December 31, 2011, respectively, were $9,878 and $12,114 of deferred unrealized losses, before taxes of $3,568 and $4,354, respectively, on the interest rate swaps that we designated as cash flow hedges. Other income (expense), net, includes the following related to derivative financial instruments for the years ended December 31:

	2012	2011	2010
Gains (losses) on non-hedging derivatives (1)(2)	$6,256	$(4,488)	$17
Ineffectiveness of cash flow hedges	41	(1,393)	(150)
Write-off of losses in AOCL for a discontinued hedge relationship (3)	(4,633)	(1,545)	—
Write-off of losses in AOCL for hedge of a financing facility assumed by HLSS (See Note 3)	(5,958)	—	—
	$(4,294)	$(7,426)	$(133)

(1)	Includes a gain of $3,359 during 2012 from the termination of foreign exchange forward contracts. Also includes a loss of $1,514 on the sale of the interest rate cap in 2012.
(2)	Includes $1,368 of net unrealized gains during 2011 relating to the swap for which we discontinued hedge accounting effective July 1, 2011.
(3)	Includes the write off in 2012 of the remaining $2,317 of unamortized losses when the borrowing under the related advance financing facility was repaid in full, and the facility was terminated.

NOTE 20	INTEREST INCOME

The following table presents the components of interest income for each category of our interest-earning assets for the years ended December 31:

	2012	2011	2010
Interest earning cash	$963	$756	$1,190
Loans held for sale	2,946	2,291	3,398
Loans, net - restricted for securitization investors	4,420	5,829	6,271
	$8,329	$8,876	$10,859

NOTE 21	INTEREST EXPENSE

The following table presents the components of interest expense for each category of our interest-bearing liabilities for the years ended December 31:

	2012	2011	2010
Match funded liabilities	$122,292	$93,051	$61,656
Lines of credit and other borrowings (1)	96,220	32,985	17,553
Debt securities:
3.25% Convertible Notes	153	1,834	1,834
10.875% Capital Securities	1,894	2,840	2,954
Secured borrowings – owed to securitization investors	616	670	632
Escrow deposits and other	2,280	1,390	1,294
	$223,455	$132,770	$85,923

(1)	Includes interest expense of $54,710 in 2012 on the financing liability arising from the sales of Rights to MSRs to HLSS that were accounted for as financings. See Note 3 and Note 14 for additional information regarding these sales and the financing liability.

NOTE 22	INCOME TAXES

For income tax purposes, the components of income from continuing operations before taxes were as follows for the years ended December 31:

	2012	2011	2010
Domestic	$176,075	$118,708	$33,394
Foreign	81,433	4,287	5,760
	$257,508	$122,995	$39,154

The components of income tax expense (benefit) on continuing operations were as follows for the years ended December 31:

	2012	2011	2010
Current:
Federal	$10,621	$13,894	$8,836
State	(759)	(195)	1,049
Foreign	2,968	1,079	2,033
	12,830	14,778	11,918
Deferred:
Federal	62,704	29,440	(6,953)
State	(431)	368	(145)
Foreign	1,482	86	725
Provision for valuation allowance on deferred tax assets	—	—	—
	63,755	29,894	(6,373)
Total	$76,585	$44,672	$5,545

Income tax expense differs from the amounts computed by applying the U.S. Federal corporate income tax rate of 35% as follows for the years ended December 31:

	2012	2011	2010
Expected income tax expense at statutory rate	$90,127	$43,049	$13,704
Differences between expected and actual income tax expense:
State tax, after Federal tax benefit	(1,184)	254	610
Tax effect of Altisource Separation	—	—	749
Provision for (reversal of) liability for selected tax items	5,558	1,611	(9,126)
Permanent differences	15	61	878
Foreign tax differential	(17,816)	(716)	(197)
Provision-to-return and other	—	—	(580)
Other	(115)	413	(493)
Actual income tax expense	$76,585	$44,672	$5,545

Net deferred tax assets were comprised of the following at December 31:

	2012	2011
Deferred tax assets:
Mortgage servicing rights amortization	$—	$32,654
Net operating loss carryforward	16,068	18,078
Net unrealized gains and losses on securities	2,702	11,828
Partnership losses	11,036	9,960
Bad debt and allowance for loan losses	6,551	8,020
Accrued other liabilities	2,925	5,122
Interest rate swaps	3,813	4,371
Tax residuals and deferred income on tax residuals	4,175	3,941
Stock-based compensation expense	3,127	2,874
Accrued incentive compensation	6,210	2,755
Foreign deferred assets	1,805	2,512
Accrued lease termination costs	1,887	1,910
Intangible asset amortization	2,070	1,641
Valuation allowance on real estate	386	884
Deferred income or loss on servicing advance receivables	78,832	—
Capital losses	665	—
Other	7,339	8,608
	149,591	115,158
Deferred tax liabilities:
Mortgage servicing rights amortization	56,265	—
Deferred income or loss on servicing advance receivables	—	7,030
Other	1,190	160
	57,455	7,190
Net deferred tax assets	$92,136	$107,968

We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. Among the factors considered in this evaluation are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted. As a result of this evaluation, we concluded that no valuation allowance was necessary at December 31, 2012 and 2011.

We recognized total interest and penalties of $(75), $1,257 and $182 in 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, accruals for interest and penalties were $1,561 and $1,636, respectively. As of December 31, 2012 and 2011, we had a total liability for selected tax items of $21,140 and $4,524, respectively, all of which if recognized would affect the effective tax rate.

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

	2012	2011
Balance at January 1	$4,524	$2,913
Additions based on tax positions related to current year	17,396	—
Additions for tax positions of prior years	875	1,817
Reductions for tax positions of prior years	—	(206)
Lapses in statutes of limitation	(93)	—
Balance at December 31	$22,702	$4,524

At December 31, 2012, we had a net operating loss carryforward tax benefit of $45,909 that related to realized built-in losses from the acquisition of Ocwen Asset Investment Corporation in 1999. Utilization of these carryforwards is subject to an annual IRC section 382 limitation of $5,742. These carryforwards will expire beginning 2019 through 2024. We have a $1,725 capital loss carry forward. We have no remaining capital loss carryforwards or tax credit carryforwards related to low-income housing tax credits.

NOTE 23	DISCONTINUED OPERATIONS

On December 3, 2009, we finalized and consummated the transaction to dispose of our investment in Bankhaus Oswald Kruber GmbH & Co. KG (BOK), a German banking entity, for proceeds of $11,443 and recognized a pre-tax gain of $4,034 on the disposition. Management concluded that BOK met and continued to meet the definition of a discontinued operation through the date of disposition. Accordingly, the results of BOK are classified as discontinued in the accompanying consolidated financial statements. For segment reporting purposes, the operations of BOK are included in Corporate Items and Other. In 2010, we recorded an income tax benefit of $4,383 to recognize the effect of additional tax losses.

NOTE 24	BASIC AND DILUTED EARNINGS PER SHARE

Basic EPS excludes common stock equivalents and is calculated by dividing net income attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted EPS by dividing net income attributable to OCN, as adjusted to add back preferred stock dividends and interest expense net of income tax on the Convertible Notes, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards, the Preferred Shares and the Convertible Notes. The following is a reconciliation of the calculation of basic EPS to diluted EPS for the years ended December 31:

	2012	2011	2010
Basic EPS:
Net income attributable to Ocwen common stockholders	$180,778	$78,331	$37,984

Weighted average shares of common stock	133,912,643	104,507,055	100,273,121

Basic EPS	$1.35	$0.75	$0.38

Diluted EPS:
Net income attributable to Ocwen common stockholders	$180,778	$78,331	$37,984
Preferred stock dividends (1)	—	—	—
Interest expense on Convertible Notes, net of income tax (2)	107	1,187	1,122
Adjusted net income attributable to Ocwen	$181,885	$79,518	$39,106

Weighted average shares of common stock	133,912,643	104,507,055	100,273,121
Effect of dilutive elements:
Preferred Shares (1)	—	—	—
Convertible Notes (2)	1,008,891	4,637,224	4,637,224
Stock options	3,593,419	2,711,682	2,571,282
Common stock awards	6,326	—	1,388
Dilutive weighted average shares of common stock	138,521,279	111,855,961	107,483,015

Diluted EPS	$1.31	$0.71	$0.36

Stock options excluded from the computation of diluted EPS:
Anti-dilutive(3)	143,125	27,031	20,000
Market-based(4)	1,535,000	468,750	1,615,000

(1)	The effect of our Preferred Shares on diluted EPS is computed using the if-converted method. We assumed no conversion to common shares for 2012 because the effect was anti-dilutive.
(2)	Prior to the redemption of the Convertible Notes in March 2012, we also computed their effect on diluted EPS using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, were added back to net income. As disclosed in Note 15, we issued 4,635,159 shares of common stock upon conversion of $56,410 of the Convertible Notes.
(3)	These stock options were anti-dilutive because their exercise price was greater than the average market price of our stock.
(4)	Shares that are issuable upon the achievement of certain performance criteria related to OCN’s stock price and an annualized rate of return to investors. See Note 25 for additional information regarding these market-condition options.

NOTE 25	EMPLOYEE COMPENSATION AND BENEFIT PLANS

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

Retirement Plan

We maintain a defined contribution 401(k) plan. We match 50% of each employee’s contributions, limited to 2% of the employee’s compensation. Our contributions to the 401(k) plan were $399, $238 and $233 for the years ended December 31, 2012, 2011 and 2010, respectively.

Annual Incentive Plan

The Ocwen Financial Corporation Amended 1998 Annual Incentive Plan (the AIP) is our primary incentive compensation plan for executives and other key employees. Under the terms of the AIP, participants can earn cash and equity-based awards as determined by the Compensation Committee of the Board of Directors (the Committee). The awards are generally based on objective performance criteria established by the Committee which includes corporate profitability, growth in our core businesses, meeting budget objectives and achieving cost savings through Six Sigma initiatives. The Committee may at its discretion adjust performance measurements to reflect significant unforeseen events. For the past six years, we have awarded annual incentive compensation entirely in cash. We recognized $7,192, $9,472 and $6,031 of compensation expense during 2012, 2011 and 2010, respectively, related to annual incentive compensation awarded in cash.

In 2007, the stockholders approved the 2007 Equity Incentive Plan (the 2007 Equity Plan) to replace the 1991 Non-Qualified Stock Option Plan. The 2007 Equity Plan authorizes the grant of stock options, restricted stock or other equity-based awards to employees. At December 31, 2012, there were 8,895,599 shares of common stock remaining available for future issuance under the 2007 Equity Plan. In 2008, 2009, 2011 and 2012, we awarded stock options to certain members of senior management under the 2007 Equity Plan. These awards had the following characteristics in common:

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

Stock options awarded prior to 2008 consist of service condition awards that generally vest ratably over a five–year period including the award year. The contractual term of all options granted is ten years from the grant date, except where employment terminates by reason of retirement, in which case the time-based options will terminate no later than three years after such retirement or the end of the option term, whichever is earlier. The terms of the market-based options do not include a retirement provision.

Stock option activity for the years ended December 31:

	2012		2011		2010
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,894,728	$5.48	8,084,953	$5.03	9,278,581	$4.97
Granted (1)	2,160,000	23.92	545,000	12.83	—	—
Exercised (2)(3)	(1,116,549)	3.56	(735,225)	6.01	(774,345)	4.19
Forfeited	—	—	—	—	(419,283)	5.21
Outstanding at end of year(4)(5)	8,938,179	9.93	7,894,728	5.48	8,084,953	5.03
Exercisable at end of year (4)(5)(6)	5,569,432	5.04	4,947,228	4.91	4,122,453	5.13

(1)	Stock options granted in 2012 includes 2,000,000 granted to Ocwen's Executive Chairman of the Board of Directors, William C. Erbey at an exercise price of $24.38 equal to the closing price of the stock on the day of the Committee’s approval. See Note 27 for additional information regarding Mr. Erbey’s stock and stock option holdings.
(2)	The total intrinsic value of stock options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, was $23,864, $4,114 and $4,265 for 2012, 2011 and 2010, respectively.
(3)	In connection with the exercise of stock options during 2012, 2011 and 2010, employees delivered 33,605, 324,248 and 21,750 shares, respectively, of common stock to Ocwen as payment for the exercise price and the income tax withholdings on the compensation. As a result, a total of 1,082,944, 410,977 and 752,595 net shares of stock were issued in 2012, 2011 and 2010, respectively, related to the exercise of stock options.
(4)	Excluding 1,535,000 market-based options that have not met their performance criteria, the net aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2012 was $204,657 and $164,591, respectively. A total of 6,335,000 market-based options were outstanding at December 31, 2012, of which 2,727,810 were exercisable.
(5)	At December 31, 2012, the weighted average remaining contractual term of options outstanding and options exercisable was 4.2 years and 5.3 years, respectively.
(6)	The total fair value of the stock options that vested and became exercisable during 2012, 2011 and 2010, based on grant-date fair value, was $2,208, $1,342 and $1,948, respectively.

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

The following assumptions were used to value the 2012 and 2011 stock option awards as of the grant dates:

	2012		2011
	Black-Scholes	Binomial	Black-Scholes	Binomial
Risk-free interest rate	1.20 – 1.60%	0.70% – 3.06%	1.57%	0.35% – 2.74%
Expected stock price volatility (1)	40% – 42%	6.87% – 42%	41%	30% – 41%
Expected dividend yield	—	—	—	—
Expected option life (in years) (2)	6.50	4.50 – 6.50	6.50	4.25 & 5.75
Contractual life (in years)	—	10	—	10
Fair value	$6.49 – $10.48	$3.41 – $8.87	$5.51	$4.66 & $4.09

(1)	We estimate volatility based on the historical volatility of OCN’s common stock over the most recent period that corresponds with the estimated expected life of the option.
(2)	For the options valued using the Black-Scholes model we determined the expected life based on historical experience with similar awards, giving consideration to the contractual term, exercise patterns and post vesting forfeitures. The expected term of the options valued using the lattice (binomial) model is derived from the output of the model. The lattice (binomial) model incorporates exercise assumptions based on analysis of historical data. For all options, the expected life represents the period of time that options granted were expected to be outstanding at the date of the award.

The following table sets forth equity-based compensation related to stock options and stock awards and the related excess tax benefit for the years ended December 31:

	2012	2011	2010
Equity-based compensation expense:
Stock option awards	$2,776	$926	$1,088
Stock awards	158	—	—
Excess tax benefit related to share-based awards	11,031	2,142	3,157

As of December 31, 2012, unrecognized compensation costs related to non-vested stock options amounted to $18,308, which will be recognized over a weighted-average remaining requisite service period of 2.68 years.

NOTE 26	BUSINESS SEGMENT REPORTING

Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. A brief description of our current business segments is as follows:

Servicing. Through this segment, we provide residential and commercial mortgage loan servicing, special servicing and asset management services. We earn fees for providing these services to owners of the mortgage loans and foreclosed real estate. In most cases, we provide these services either because we purchased the MSRs from the owner of the mortgage or because we entered into a subservicing or special servicing agreement with the entity that owns the MSR. Subprime loans represent the largest category, or stratum of the residential loans that we service. Subprime loans represent residential loans that were made to borrowers who generally did not qualify under GSE guidelines (nonconforming loans) or have subsequently become delinquent. This segment is primarily comprised of our core residential servicing business.

Lending. In addition to acquiring Homeward’s residential servicing business, we also acquired its loan origination platform as part of the Homeward Acquisition which closed on December 27, 2012. The Lending segment is focused on originating and purchasing agency-conforming residential mortgage loans mainly through our correspondent lending business. In addition, in 2012, Homeward commenced a direct lending business to initially pursue refinancing opportunities from its existing portfolio, where permitted. The loans are typically sold shortly after origination into a liquid market on a servicing retained basis and are measured at fair value.

Corporate Items and Other. Corporate Items and Other includes items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash, corporate debt and certain corporate expenses. Business activities that are not considered to be of continuing significance include subprime loans held for sale (at lower of cost or fair value), investments in unconsolidated entities and affordable housing investment activities. Corporate Items and Other also includes the diversified fee-based business that we acquired as part of the Homeward Acquisition on December 27, 2012 and expect to sell to Altisource in March 2013. Services provided by this business include property valuation, REO management, title and closing and advisory.

We allocate interest income and expense to each business segment for funds raised or for funding of investments made, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. We also allocate expenses generated by corporate support services to each business segment.

Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
For the year ended December 31, 2012
Revenue (1) (2)	$840,648	$141	$5,122	$(905)	$845,006
Operating expenses (1) (3)	344,333	409	19,667	(484)	363,925
Income (loss) from operations	496,315	(268)	(14,545)	(421)	481,081
Other income (expense):
Interest income	9	309	8,011	—	8,329
Interest expense	(221,948)	(514)	(993)	—	(223,455)
Other (1) (2)	(13)	214	(9,069)	421	(8,447)
Other income (expense), net	(221,952)	9	(2,051)	421	(223,573)
Income (loss) from continuing operations before income taxes	$274,363	$(259)	$(16,596)	$—	$257,508
For the year ended December 31, 2011
Revenue (1) (2)	$494,871	$—	$2,348	$(1,289)	$495,930
Operating expenses (1) (3) (4)	231,238	—	8,971	(625)	239,584
Income (loss) from operations	263,633	—	(6,623)	(664)	256,346
Other income (expense):
Interest income	110	—	8,766	—	8,876
Interest expense	(132,574)	—	(196)	—	(132,770)
Other (1) (2)	4,711	—	(14,832)	664	(9,457)
Other income (expense), net	(127,753)	—	(6,262)	664	(133,351)
Income (loss) from continuing operations before income taxes	$135,880	$—	$(12,885)	$—	$122,995

For the year ended December 31, 2010
Revenue (1) (2)	$359,798	$—	$2,112	$(1,529)	$360,381
Operating expenses (1) (3) (4)	200,108	—	37,130	(764)	236,474
Income (loss) from operations	159,690	—	(35,018)	(765)	123,907
Other income (expense):
Interest income	207	—	10,652	—	10,859
Interest expense	(80,514)	—	(5,409)	—	(85,923)
Other (1) (2) (5) (6)	(1,188)	—	(9,266)	765	(9,689)
Other income (expense), net	(81,495)	—	(4,023)	765	(84,753)
Income (loss) from continuing operations before income taxes	$78,195	$—	$(39,041)	$—	$39,154

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
December 31, 2012	$4,461,755	$551,733	$658,394	$—	$5,671,882

December 31, 2011	$4,301,371	$—	$426,653	$—	$4,728,024

December 31, 2010	$2,495,966	$—	$425,443	$—	$2,921,409

(1)	Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered.
(2)	Servicing has a contractual right to receive interest income on float balances. However, Corporate controls investment decisions associated with the float balances. Accordingly, Servicing receives revenues generated by those investments that are associated with float balances but are reported in Corporate Items and Other. Gains and losses associated with corporate investment decisions are recognized in Corporate Items and Other.
(3)	Depreciation and amortization expense are as follows:

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
For the year ended December 31, 2012:
Depreciation expense	$1,469	$8	$4,243	$5,720
Amortization of MSRs	72,897	—	—	72,897
Amortization of debt discount	3,259	—	—	3,259
Amortization of debt issuance costs – SSTL	3,718	—	—	3,718

For the year ended December 31, 2011:
Depreciation expense	$2,410	$—	$1,750	$4,160
Amortization of MSRs	42,996	—	—	42,996
Amortization of debt discount	8,853	—	—	8,853
Amortization of debt issuance costs – SSTL	9,764	—	—	9,764

For the year ended December 31, 2010:
Depreciation expense	$5,916	$—	$1,596	$7,512
Amortization of MSRs	31,455	—	—	31,455
Amortization of debt discount	5,217	—	172	5,389
Amortization of debt issuance costs – SSTL	2,086	—	—	2,086

(4)	Operating expenses for 2011 and 2010 include non-recurring transaction-related expenses associated with the Litton and HomEq acquisitions of $50,340 and $52,603, respectively, recorded in the Servicing segment.
(5)	Other income (expense) for 2010 includes gains of $6,036 recorded in Corporate Items and Other from sales of our investments in affordable housing projects.
(6)	Other income (expense) for 2010 includes losses on auction rate securities of $7,909 recorded in Corporate Items and Other.

NOTE 27	RELATED PARTY TRANSACTIONS

Relationship with Executive Chairman of the Board of Directors

Ocwen’s Executive Chairman of the Board of Directors, William C. Erbey, also serves as Chairman of the Board for both Altisource and HLSS. As a result, he has obligations to Ocwen as well as to Altisource and HLSS. Mr. Erbey currently owns approximately 13% of the common stock of Ocwen, approximately 23% of the common stock of Altisource and approximately 2% of the common stock of HLSS. At December 31, 2012, Mr. Erbey also held 4,684,177 options to purchase OCN common stock, of which 2,384,177 were exercisable. He also held 894,728 options to purchase Altisource (ASPS) common stock, including 844,728 which were exercisable.

Mr. Erbey has relocated to St. Croix, USVI to serve as Chairman and CEO of OMS. On August 21, 2012, the Ocwen Board of Directors approved Ocwen’s purchase of Mr. Erbey’s residence in Atlanta, Georgia, for his cost-basis in the home of $6,477. Ocwen also incurred approximately $24 of related transaction costs. The transaction is consistent with Ocwen’s standard senior executive relocation policy and practice. We have classified our investment in this property as real estate held for sale, a component of Other assets. We account for the excess of cost over fair value (less costs to sell) as a valuation allowance and include changes in the valuation allowance in Loss on loans held for sale, net.

Relationship with Altisource

For purposes of governing certain of the ongoing relationships between Ocwen and Altisource after the Separation, and to provide for an orderly transition to the status of two independent companies, we entered into certain agreements with Altisource. Under the Transition Services Agreement, the companies provide to each other services in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, tax matters, risk management, law, strategic planning, compliance and other areas. The Transition Services Agreement was amended on August 10, 2011, in order to extend the initial twenty-four month term for an additional twelve months, and it expired on August 10, 2012.

Under the Services Agreement, Altisource provides various business process outsourcing services, such as valuation services and property preservation and inspection services, among other things. Altisource also provides certain technology products and support services to Ocwen under the Technology Products Services Agreement and the Data Center and Disaster Recovery Services Agreement both of which had an initial term of eight years from the spin-off date. In addition, under the Data Access and Services Agreement entered into in the third quarter of 2011, Ocwen has agreed to make available to Altisource certain data from Ocwen’s servicing portfolio in exchange for a per asset fee.

On August 10, 2012, OMS entered into a Support Services Agreement with Altisource setting forth certain services OMS and Altisource will provide to each other which are similar to the services the parties provided to each other pursuant to the Transition Services Agreement. The Support Services Agreement has an initial term of five years. OMS also entered into a Services Agreement, a Technology Products Services Agreement and a Center and Disaster Recovery Services Agreement under which Altisource will provide services similar to those provided under the similarly titled agreements entered into in connection with the Separation. These agreements all have an initial term of eight years.

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

In addition to the revenues and expenses we recorded associated with the agreements discussed above, during 2010 and 2011 we sold certain equipment to Altisource that we had acquired from HomEq and Litton. As disclosed in Note 2, these assets consisted primarily of computer hardware and software and furniture and fixtures and were sold for cash proceeds equal to the acquisition fair value, as adjusted. As a result, we recognized no gain or loss on these sales. Also, in 2010 we entered into an agreement to sublease from Altisource our principal executive office space in Atlanta, Georgia.

As disclosed in Note 1, Ocwen and Altisource each hold a 49% equity interest in Correspondent One, a company that facilitates the purchase of conforming and government-guaranteed residential mortgages from approved mortgage originators and resells the mortgages to secondary market investors. As of December 31, 2012, Ocwen had invested $13,432 in Correspondent One.

On December 27, 2012, we entered into a senior unsecured term loan facility agreement (the Unsecured Loan Agreement) with Altisource and borrowed $75 million. The proceeds of this loan were used to fund a portion of the Homeward Acquisition. Borrowings under the Unsecured Loan Agreement bear interest at a rate equal to the one-month Eurodollar Rate (1-Month LIBOR) plus 675 basis points with a Eurodollar Rate floor of 150 basis points.

The final maturity date for the Unsecured Loan Agreement is March 1, 2017, and it does not provide for any scheduled amortization. Borrowings under the Unsecured Loan Agreement must be repaid when the SSTL is paid in full. However, if the SSTL is not paid off before October 31, 2013, Altisource may require that we convert all or a portion of the outstanding principal and unpaid interest accrued on the Unsecured Loan into any of the following, at Altisource’s discretion (i) an investment in or of Homeward, (ii) property or assets of Homeward, (iii) equity interests of Homeward, or (iv) if Altisource and Ocwen agree, any other assets of Ocwen or its subsidiaries. Any such conversion will be based upon mutually agreeable terms and conditions, including without limitation, conversion price, as reasonably negotiated in good faith between Ocwen and Altisource. Unless Altisource otherwise agrees in writing, the conversion must take place on or prior to November 15, 2013. The Unsecured Loan Agreement contains provisions equivalent to those found in the SSTL with respect to covenants and events of default.

Relationship with HLSS

As disclosed in Note 3, Ocwen and HLSS Management entered into an agreement to provide to each other certain professional services including valuation analysis of potential MSR acquisitions, treasury management services and other similar services, legal, licensing and regulatory compliance support services, risk management services and other similar services.

The following table summarizes our transactions with related parties for the years ended December 31, and amounts receivable from or payable to related parties:

	2012	2011	2010
Revenues and Expenses:
Altisource:
Revenues	$16,532	$12,242	$13,520
Expenses	28,987	23,226	20,082
HLSS:
Revenues	$195	$—	$—
Expenses	2,432	—	—

	December 31, 2012	December 31, 2011
Net Receivable (Payable)
Altisource	$(5,971)	$(1,965)
HLSS	(25,524)	—
	$(31,495)	$(1,965)

NOTE 28	REGULATORY REQUIREMENTS

Our business is subject to extensive regulation by federal, state and local governmental authorities, including the Consumer Financial Protection Bureau (CFPB), the Federal Trade Commission (FTC), the SEC and various state agencies that license, audit and conduct examinations of our mortgage originations, servicing and collection activities in a number of states. The CFPB asserts supervisory authority (including the authority to conduct examinations) over Ocwen and its affiliates, including Homeward. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to our policies, procedures and practices regarding our loan origination, loan servicing and debt collection business activities. We incur significant ongoing costs to comply with new and existing laws and governmental regulation of our business.

We must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, Homeowners Protection Act, the Federal Trade Commission Act and, more recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and state mortgage origination, mortgage servicing and foreclosure laws. These laws apply to loan origination, loan servicing, debt collection, use of credit reports, safeguarding of non−public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.

On January 17, 2013, the CFPB issued a set of new rules under the Dodd-Frank Act that will require mortgage servicers and mortgage holders, as applicable, to (i) with respect to adjustable-rate mortgage transactions, provide notices to borrowers in advance of any adjustment to the initial interest rate the borrower’s mortgage loan and in advance of any later adjustments to the interest rate resulting in changes in the borrower’s monthly payment, (ii) provide enhanced disclosures to borrowers relating to mortgage servicing transfers, (iii) provide monthly mortgage statements to borrowers that explicitly breakdown break down outstanding principal, due date, amount due (principal, interest and escrow amounts), transaction activity in the last payment cycle and past payment history, (iv) establish a reasonable basis for requiring lender-placed, or “force-placed” insurance before charging a fee for it and provide advance notices and reminder notices to borrowers before purchasing force place insurance, (v) provide early outreach (by live contact and written notice) to delinquent borrowers regarding options to avoid foreclosure, (vi) provide that payments be credited to borrower accounts the day they are received, (vii) require borrower account records be kept current, (viii) provide increased accessibility to servicing staff during loss mitigation efforts, (ix) adopt and follow prescribed loss mitigation timelines for receipt, evaluation and denial or approval of loss mitigation or foreclosure avoidance options, and (x) investigate errors and respond to borrower notices of error within 30 days and timely respond to borrower requests for loan account information, among other things. The new rules are scheduled to go into effect on January 10, 2014 and could cause us to modify servicing processes and procedures and to incur additional costs in connection therewith. Certain of these requirements, if not met, could result in private causes of action under the applicable federal laws (for example, TILA or RESPA) or administrative or civil fines or penalties imposed by regulators with supervisory authority over Ocwen, such as the CFPB.

The CFPB has also promulgated an extensive array of final regulations under the Dodd-Frank Act governing mortgage loan originations. As with the mortgage servicing regulations, the CFPB finalized these regulations in January 2013 to become effective in January 2014. Compliance with these regulations likely will lead to increased costs and expenditures for compliance staff, systems and resources. The CFPB’s recent mortgage origination regulations include rules:

•	Requiring the loan originator to determine, prior to consummation, the borrower’s reasonable ability to repay the loan. Legal liability for violations of this rule is limited if the lender follows certain procedures related to determination of the borrower’s repayment ability based on verified documentation. The rule provides a so-called “safe harbor” from liability for loans eligible for purchase by Fannie Mae or Freddie Mac or for insurance or guaranty under certain U.S. government lending programs.
•	Expanding the coverage of, lowering the pricing thresholds with respect to and expanding limitations and prohibitions on high-cost mortgages under the Home Ownership and Equity Protection Act (HOEPA).
•	Amending the Federal Reserve Board’s loan originator compensation and anti-steering regulation. This rule, inter alia, follows the Federal Reserve Board rule in prohibiting loan originator compensation based on a residential mortgage transaction’s terms. This rule also places restrictions on the payment of bonuses or other incentive compensation to individual loan originators employed by mortgage lenders.
•	Implementing the Dodd-Frank Act’s concerning appraisals for higher-priced mortgage transactions and a rule requiring escrows for higher-priced mortgage transactions.

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

NOTE 29	COMMITMENTS AND CONTINGENCIES

 Litigation Contingencies

In September 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc. (ABFS) brought an action against multiple defendants, including Ocwen, in Bankruptcy Court. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by Ocwen of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. The Trustee filed an amended complaint in March 2007 alleging various claims against Ocwen including turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. In April 2008, Ocwen filed an answer denying all charges and a counterclaim for breach of contract, fraud, negligent misrepresentation and indemnification in connection with the MSR purchase transaction. On August 30, 2012, the Bankruptcy Court entered an order granting Ocwen’s motion for partial summary judgment and denying the Trustee’s motion for partial summary judgment. This order effectively rejects the bulk of the Trustee’s damage claims against Ocwen. In light of this order, the parties entered into a definitive written settlement agreement that provides for a final resolution and termination of this matter. This settlement, which is subject to the approval of the Bankruptcy Court, will not have a material effect on our financial condition, results of operations or cash flows.

We are subject to various other pending legal proceedings, including those subject to loss sharing and indemnification provisions of our various acquisitions. In our opinion, the resolution of those proceedings will not have a material effect on our financial condition, results of operations or cash flows.

Tax Matters

India tax authorities issued income tax assessment orders with respect to assessment years 2006 - 2007 and 2007 - 2008. The proposed adjustments would impose upon OFSPL additional tax and interest of INR 156,718 ($2,809), and penalties may be assessed. Ocwen and OFSPL intend to vigorously contest the assessments and do not believe they have violated any statutory provision or rule.  OFSPL has submitted appeals in both cases to the India Income Tax Appellate Tribunal and petitioned for Competent Authority assistance under the Mutual Agreement Procedures of the U.S./India income tax treaty. OFSPL has furnished bank guarantees of INR 205,473 ($3,684) related to transfer pricing matters, paid INR 7,647 ($137) towards non-transfer pricing issues and obtained abeyance on the demand of INR 4,376 ($78) relating to non-transfer pricing matters.  Due to uncertainties inherent in the appeals processes, Ocwen and OFSPL cannot currently estimate any additional exposure beyond the amount currently assessed and cannot predict when these tax matters will be resolved.  Competent Authority relief should preserve Ocwen’s right to offset any potential increase in India tax against Ocwen’s U.S. taxes.

Regulatory Contingencies

We are subject to a number of pending federal and state regulatory investigations, examinations, inquiries, requests for information and/or other actions. In July 2010, OLS received two subpoenas from the Federal Housing Finance Agency as conservator for Freddie Mac and Fannie Mae in connection with ten private label mortgage securitization transactions where Freddie Mac and Fannie Mae have invested. The transactions include mortgage loans serviced but not originated by OLS or its affiliates. On November 24, 2010, OLS received a Civil Investigative Demand (CID) from the FTC requesting documents and information regarding various servicing activities. On June 6, 2012, the FTC notified OLS that it had referred this CID to the CFPB. On November 7, 2011, OLS received a CID from the Attorney General’s Office of the Commonwealth of Massachusetts requesting documents and information regarding certain foreclosures executed in Massachusetts. On January 18, 2012, OLS received a subpoena from the New York Department of Financial Services (NY DFS) requesting documents regarding OLS’ policies, procedures and practices regarding lender-placed or “force-placed” insurance which is required to be provided for borrowers who allow their hazard insurance policies to lapse. Separately, on December 5, 2012, we entered into a Consent Order with the NY DFS in which we agreed to the appointment of an independent Monitor to oversee our compliance with the Agreement on Servicing Practices. A process is underway with respect to the selection and appointment of a Monitor by the NY DFS, and we intend to continue to cooperate with respect thereto. On August 13, 2012, OLS received a request from the Multi-State Mortgage Committee of the Conference of State Bank Supervisors (MMC) to provide information and data relating to our loan servicing portfolio, including loan count and volume data, loan modifications, fees assessed, delinquencies, short sales, loan-to-value data and rating agency reports. The MMC, along with the CFPB, certain state Attorneys General and other agencies who were involved in the National Mortgage Settlement executed on February 9, 2012 by the five large banks, also requested that we indicate our position on behalf of OLS and Litton on the servicing standards and consumer relief provisions contained in that settlement.

We are cooperating with and providing requested information to each of the agencies involved in the foregoing actions. Specifically in response to the request from the MMC, CFPB, state Attorneys General and other agencies, we indicated our willingness to adopt the servicing standards set out in the National Mortgage Settlement with certain caveats. We further indicated our willingness to undertake various consumer assistance commitments in the form of loan modifications and other foreclosure avoidance alternatives. On February 26, 2013, the MMC, CFPB and state Attorneys General requested that we consider a proposal to contribute to a consumer relief fund that would provide cash payments to borrowers foreclosed upon by OLS and various entities we have acquired. We believe the maximum liability under this proposal would be approximately $135 million. We do not believe such a contribution from us is warranted under the circumstances and have so notified the requesting parties. It is reasonably possible that legal proceedings could ensue with regard to this matter and, if so, we will defend vigorously. At this time, the amounts, if any, that ultimately could be incurred with regard to this matter are not reasonably estimable.

On November 30, 2012, prior to our completion of the Homeward Acquisition, two CIDs were issued to Homeward Residential, Inc. (HRI) by the U.S. Department of Justice, Eastern District of Texas, as part of an investigation of whether HRI violated the False Claims Act in connection with its participation in the Home Affordable Mortgage Program (HAMP). We were advised by HRI that documents and information have been provided pursuant to these CIDs. The investigation remains open, and we intend to cooperate in the event there are further informational requests.

As part of the ResCap Acquisition, OLS will be required to service the ResCap loans in accordance with the requirements of the National Mortgage Settlement, although OLS is not responsible for any payment, penalty or financial obligation, including but not limited to providing Ally’s share of financial relief to borrowers under that settlement. The Office of Mortgage Settlement Oversight, which is responsible for monitoring compliance with obligations under the National Mortgage Settlement, issued a report on February 14, 2013 confirming that Ally/ResCap have completed its minimum consumer relief obligations.

One or more of the foregoing regulatory actions or similar actions in the future against Ocwen, OLS, Litton or Homeward could cause us to incur fines, penalties, settlement costs, damages, legal fees or other charges in material amounts, or undertake remedial actions pursuant to administrative orders or court-issued injunctions, any of which could adversely affect our financial results or incur additional significant costs related to our loan servicing operations.

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

Loan Put-Back and Related Contingencies

Ocwen has been a party to loan sales and securitizations dating back to the 1990s.  The majority of securities issued in these transactions have been retired and are not subject to put-back risk. There is one remaining securitization with an original UPB of approximately $200,000 where Ocwen provided representations and warranties and the loans were originated in the last decade.  Ocwen performed due diligence on each of the loans included in this securitization. The outstanding UPB of this securitization was $41,240 at December 31, 2012, and the outstanding balance of the notes was $41,132. Ocwen is not aware of any inquiries or claims regarding loan put-backs for any transaction where we made representations and warranties. We do not expect loan put-backs, if any, in these transactions to result in any material change to our financial position, operating results or liquidity.

Homeward’s contracts with purchasers of originated loans contain provisions that require indemnification or repurchase of the related loans under certain circumstances. Additionally, in one of the servicing contracts that Homeward acquired in 2008 from Freddie Mac involving non-prime mortgage loans, it assumed the origination representations and warranties even though it did not originate the loans. While the language in the purchase contracts vary, they contain provisions that require Homeward to indemnify purchasers of related loans or repurchase such loans if:

•	representations and warranties concerning loan quality, contents of the loan file or loan
•	underwriting circumstances are inaccurate;
•	adequate mortgage insurance is not secured within a certain period after closing;
•	a mortgage insurance provider denies coverage; or
•	there is a failure to comply, at the individual loan level or otherwise, with regulatory requirements.

We believe that, as a result of the current market environment, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and under which such purchasers would benefit from enforcing any indemnification rights and repurchase remedies they may have.

As our lending business grows, we expect that our exposure to indemnification risks and repurchase requests is likely to increase. If home values continue to decrease, our realized loan losses from loan repurchases and indemnifications may increase as well. As a result, our reserve for repurchases may increase beyond our current expectations. If we are required to indemnify or repurchase loans that we originate and sell, and where we have assumed this risk on loans that we service, as discussed above, in either case resulting in losses that exceed our related reserve, our business, financial condition and results of operations could be adversely affected.

In several recent court actions, mortgage loan sellers against whom repurchase claims have been asserted based on alleged breaches of representations and warranties are defending on various grounds including the expiration of statutes of limitation, lack of notice and opportunity to cure and vitiation of the obligation to repurchase as a result of foreclosure or charge off of the loan. Ocwen is not a party to any of the actions, but we are the servicer for certain securitizations involved in such actions. Should Ocwen be made a party to these or similar actions, we may need to defend allegations that we failed to service loans in accordance with applicable agreements and that such failures prejudiced the rights of repurchase claimants against loan sellers. We believe that any such allegations would be without merit and, if necessary, would vigorously defend against them. If, however, we were required to compensate claimants for losses related to seller breaches of representations and warranties in respect of loans we service, then our business, financial condition and results of operations could be adversely affected.

Lease Commitments

We lease certain of our premises and equipment under non-cancelable operating leases with terms expiring through 2018 exclusive of renewal option periods. Our annual aggregate minimum rental commitments under these leases are summarized as follows:

2013	$13,521
2014	13,497
2015	13,351
2016	13,085
2017	6,235
Thereafter	4,400
Total minimum lease payments	$64,089

We assumed the obligation for the lease agreements associated with HomEq Servicing, Litton and Homeward facilities. The rental commitments in the table above for operating leases include the remaining amounts due through the earlier of the lease expiration date or the early termination date. During 2012, we negotiated a buyout of one of the two HomEq leases and renewed one of the two Litton leases on a temporary basis. The Homeward facility leases expire on various dates through 2018.

In December 2010, we entered into an agreement with Altisource to sublease of 2,094 square feet of space as our principal executive office in Atlanta, Georgia. Under the terms of the agreement, Ocwen is responsible for monthly base rent of $3 plus a proportionate amount of maintenance costs and other shared services. The sublease is in effect through October 2014.

We converted rental commitments for our facilities outside the U.S. to U.S. dollars using exchange rates in effect at December 31, 2012. Rent expense for 2012, 2011and 2010 was $14,666, $5,578 and $12,315, respectively.

Genworth Acquisition

On October 26, 2012, Ocwen and Genworth Financial, Inc. (NYSE: GNW) entered into an agreement whereby Ocwen will acquire Genworth Financial Home Equity Access, Inc. for approximately $22 million in cash. The company, which will be renamed Liberty Home Equity Solutions, Inc., is the number one reverse mortgage originator based on September 2012 industry data with strong positions in both retail and wholesale originations. We expect the acquisition to close on April 1, 2013.

NOTE 30	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenue	$236,375	$232,700	$211,385	$164,546
Operating expenses (1)	99,097	92,793	85,908	86,127
Income from operations	137,278	139,907	125,477	78,419
Other expense	(60,799)	(59,161)	(55,313)	(48,300)
Income before income taxes	76,479	80,746	70,164	30,119
Income tax expense	11,138	29,346	25,331	10,770
Net income	65,341	51,400	44,833	19,349
Net loss (income) attributable to non-controlling interests	—	—	—	—
Net income attributable to Ocwen stockholders	65,341	51,400	44,833	19,349
Preferred stock dividends	(145)	—	—	—
Net income attributable to Ocwen common stockholders	$65,196	$51,400	$44,833	$19,349

Earnings per share attributable to Ocwen common stockholders
Basic	$0.48	$0.38	$0.33	$0.15
Diluted	$0.47	$0.37	$0.32	$0.14

	Quarters Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenue	$156,625	$122,462	$105,837	$111,006
Operating expenses (2)	90,481	65,650	42,254	41,199
Income from operations	66,144	56,812	63,583	69,807
Other expense	(47,625)	(27,861)	(22,547)	(35,318)
Income before income taxes	18,519	28,951	41,036	34,489
Income tax expense	8,864	8,730	14,653	12,425
Net income	9,655	20,221	26,383	22,064
Net loss (income) attributable to non-controlling interests	(4)	7	(5)	10

Net income attributable to Ocwen stockholders	$9,651	$20,228	$26,378	$22,074

Earnings per share attributable to Ocwen stockholders
Basic	$0.08	$0.20	$0.26	$0.22
Diluted	$0.08	$0.19	$0.25	$0.21

(1)	Operating expenses for 2012 include non-recurring costs of $1,270 that we incurred as a result of the Homeward Acquisition.
(2)	Operating expenses for 2011 include non-recurring costs of $50,340 that we incurred as a result of the Litton Acquisition, including $472, $18,746 and $31,122 in the second, third and fourth quarters, respectively. See Note 2 for additional information on the Litton Acquisition.

NOTE 31	SUBSEQUENT EVENTS

ResCap Acquisition

On February 15, 2013, we completed the acquisition of certain assets of Residential Capital, LLC (“ResCap”), an indirect subsidiary of Ally Financial, Inc., in connection with the proposed asset sale by ResCap and other entities pursuant to a plan under Chapter 11 of the Bankruptcy Code. We purchased MSRs to “private label”, Freddie Mac and Ginnie Mae loans with a UPB of approximately $107.3 billion and master servicing agreements with a UPB of approximately $42.1 billion. The acquisition included $1.5 billion of related servicing advance receivables and related elements of the servicing platform for the MSRs and advances. We also assumed the subservicing contracts for $25.9 billion of loans. The aggregate purchase price, net of assumed liabilities, was approximately $2.1 billion, subject to post-closing adjustments. In addition, until certain consents and court approvals are obtained, we will subservice MSRs to approximately $9 billion of private label loans previously serviced by the sellers. When such consents and approvals are obtained, we will purchase those MSRs as well.

To finance the ResCap acquisition, we deployed approximately $840 million of net additional capital from the proceeds of a new $1.3 billion SSTL facility and borrowed $1.25 billion pursuant to three servicing advance facilities.

