Form 10-Q
period 2013-03-31
OCWEN FINANCIAL CORP
filed 2013-05-08
CIK 873860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Number of shares of Common Stock, $0.01 par value, outstanding as of May 3, 2013: 135,643,647 shares.

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

Further information on the risks specific to our business is detailed within this report and our other reports and filings with the Securities and Exchange Commission (SEC) including our Annual Report on Form 10-K for the year ended December 31, 2012 and our current reports on Form 8-K. Forward-looking statements speak only as of the date they were made and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to update or revise forward-looking statements whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(Dollars in thousands, except share data)

	March 31, 2013	December 31, 2012
Assets
Cash	$663,405	$220,130
Loans held for sale, at fair value	295,514	426,480
Advances	530,172	184,463
Match funded advances	3,436,083	3,049,244
Mortgage servicing rights, at amortized cost	1,052,168	676,712
Mortgage servicing rights, at fair value	84,534	85,213
Receivables, net	155,558	167,459
Deferred tax assets, net	95,137	92,136
Goodwill	503,617	371,083
Premises and equipment, net	58,863	37,536
Debt service accounts	134,157	88,748
Other assets	238,807	272,678
Total assets	$7,248,015	$5,671,882

Liabilities, Mezzanine Equity and Stockholders’ Equity
Liabilities
Match funded liabilities	$2,982,984	$2,532,745
Other borrowings	1,987,894	1,096,679
Other liabilities	471,007	277,664
Total liabilities	5,441,885	3,907,088

Commitments and Contingencies (Note 24)

Mezzanine Equity
Series A Perpetual Convertible Preferred stock, $.01 par value; 200,000 shares authorized; 162,000 shares issued and outstanding at March 31, 2013 and December 31, 2012; redemption value $162,000 plus accrued and unpaid dividends	154,458	153,372

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 135,643,647 and 135,637,932 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,356	1,356
Additional paid-in capital	913,295	911,942
Retained earnings	747,141	704,565
Accumulated other comprehensive loss, net of income taxes	(10,120)	(6,441)
Total stockholders’ equity	1,651,672	1,611,422
Total liabilities, mezzanine equity and stockholders’ equity	$7,248,015	$5,671,882

 The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Dollars in thousands, except per share data)

Three Months Ended March 31,	2013	2012
Revenue
Servicing and subservicing fees	$369,309	$155,103
Gain on loans held for sale, net	6,749	—
Other revenues	30,601	9,443
Total revenue	406,659	164,546

Operating expenses
Compensation and benefits	94,626	30,783
Amortization of servicing rights	47,883	14,314
Servicing and origination	23,913	3,287
Technology and communications	30,012	9,349
Professional services	14,065	8,559
Occupancy and equipment	18,249	15,305
Other operating expenses	14,778	4,530
Total operating expenses	243,526	86,127

Income from operations	163,133	78,419

Other income (expense)
Interest income	5,185	2,312
Interest expense	(93,416)	(46,924)
Loss on debt redemption	(17,030)	—
Other, net	(6,537)	(3,688)
Other expense, net	(111,798)	(48,300)

Income before income taxes	51,335	30,119
Income tax expense	6,188	10,770
Net income	45,147	19,349
Preferred stock dividends	(1,485)	—
Deemed dividend related to beneficial conversion feature of preferred stock	(1,086)	—
Net income attributable to Ocwen common stockholders	$42,576	$19,349

Earnings per share attributable to Ocwen common stockholders
Basic	$0.31	$0.15
Diluted	$0.31	$0.14

Weighted average common shares outstanding
Basic	135,638,567	130,649,595
Diluted	139,559,157	138,046,270

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(Dollars in thousands unless otherwise indicated)

Three Months Ended March 31,	2013	2012

Net income	$45,147	$19,349

Other comprehensive income (loss), net of income taxes:

Unrealized foreign currency translation income (loss) arising during the period	37	1

Change in deferred loss on cash flow hedges arising during the period (1)	(4,126)	(1,187)
Reclassification adjustment for losses on cash flow hedges included in net income (2)	408	4,259
Net change in deferred loss on cash flow hedges	(3,718)	3,072

Other	2	1

Total other comprehensive income, net of income taxes	(3,679)	3,074

Comprehensive income	$41,468	$22,423
(1)	Net of income tax benefit (expense) of $2.8 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.
(2)	Net of income tax benefit (expense) of $(0.2) million and $(2.4) million for the three months ended March 31, 2013 and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Loss,
	Shares	Amount	Capital	Earnings	Net of Taxes	Total

Balance at December 31, 2012	135,637,932	$1,356	$911,942	$704,565	$(6,441)	$1,611,422
Net income	—	—	—	45,147	—	45,147
Preferred stock dividends ($9.17 per share	—	—	—	(1,485)	—	(1,485)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(1,086)	—	(1,086)
Issuance of employee stock award	5,715	—	—	—	—	—
Equity-based compensation	—	—	1,353	—	—	1,353
Other comprehensive income, net of income taxes	—	—	—	—	(3,679)	(3,679)
Balance at March 31, 2013	135,643,647	$1,356	$913,295	$747,141	$(10,120)	$1,651,672

Balance at December 31, 2011	129,899,288	$1,299	$826,121	$523,787	$(7,896)	$1,343,311
Net income	—	—	—	19,349	—	19,349
Conversion of 3.25% Convertible Notes	4,635,159	46	56,364	—	—	56,410
Exercise of common stock options	313,028	3	1,016	—	—	1,019
Equity-based compensation	—	—	2,850	—	—	2,850
Other comprehensive income, net of income taxes	—	—	—	—	3,074	3,074
Balance at March 31, 2012	134,847,475	$1,348	$886,351	$543,136	$(4,822)	$1,426,013

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

The Three Months Ended March 31,	2013	2012
Cash flows from operating activities
Net income	$45,147	$19,349
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage servicing rights	47,883	14,314
Amortization of debt discount	424	745
Amortization of debt issuance costs – senior secured term loans	894	920
Depreciation	4,513	833
Loss on sales of loans	1,081	—
Realized and unrealized losses on derivative financial instruments, net	5,736	3,262
Loss on extinguishment of debt	17,030	—
Increase in deferred tax assets, net	(98)	(112)
Origination and purchase of loans held for sale	(2,515,084)	—
Proceeds from sale and collection of loans held for sale	2,629,152	241
Changes in assets and liabilities:
Decrease in advances and match funded advances	186,420	318,386
Decrease (increase) in receivables and other assets, net	(47,860)	15,055
Increase in servicer liabilities	6,472	2,444
Increase (decrease) in other liabilities	12,511	(6,273)
Other, net	7,720	3,846
Net cash provided by operating activities	401,941	373,010

Cash flows from investing activities
Cash paid to acquire ResCap Servicing Operations (a component of Residential Capital, LLC)	(2,097,821)	—
Purchase of mortgage servicing rights, net	(971)	—
Proceeds from sale of advance financing subsidiary and special purpose entity	—	87,303
Proceeds from sale of match funded advances	713,582	—
Proceeds from sale of subsidiaries	86,950	—
Net cash acquired in step acquisition of Correspondent One S.A.	22,108	—
Distributions of capital from unconsolidated entities	1,300	1,688
Additions to premises and equipment	(4,201)	(10,661)
Other	—	1,508
Net cash (used in) provided by investing activities	(1,279,053)	79,838

Cash flows from financing activities
Net proceeds from match funded liabilities	450,239	79,707
Net proceeds from other borrowings	3,778,876	—
Repayment of other borrowings	(2,985,417)	(52,169)
Payment of debt issuance costs – senior secured term loan	(24,048)	—
Proceeds from sale of mortgage servicing rights accounted for as a financing	100,737	62,495
Redemption of 10.875% Capital Securities	—	(25)
Exercise of common stock options	—	1,023
Other	—	(4,167)
Net cash provided by financing activities	1,320,387	86,864

Net increase in cash	443,275	539,712
Cash at beginning of period	220,130	144,234
Cash at end of period	$663,405	$683,946

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollars in thousands)

For the three months ended March 31,	2013	2012
Supplemental non-cash investing and financing activities
Conversion of 3.25% Convertible Notes to common stock	$—		$56,410

Supplemental business acquisition information
Fair value of assets acquired
Advances	$(1,622,348)		$—
Mortgage servicing rights	(393,891)		—
Premises and equipment	(22,398)		—
Goodwill	(204,743)		—
Receivables and other assets	(2,989)		—
	(2,246,369)		—
Fair value of liabilities assumed
Accrued expenses and other liabilities	74,340		—
Total consideration	(2,172,029)		—
Amount due to seller for purchase price adjustments	74,208		—
Cash paid	(2,097,821)		—
Less cash acquired	—		—
Net cash paid	$(2,097,821)	$

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Dollars in thousands, except per share data or if otherwise indicated)

Note 1	Summary of Significant Accounting Policies

Organization

Ocwen Financial Corporation (NYSE: OCN) (Ocwen, OCN, “we”, or “us”) is a financial services holding company which, through its subsidiaries, is engaged in the servicing and origination of mortgage loans. Ocwen is headquartered in Atlanta, Georgia with offices in Florida, New Jersey, Pennsylvania, Texas, United States Virgin Islands (USVI) and Washington, DC and support operations in India and Uruguay. Ocwen is a Florida corporation organized in February 1988. Ocwen Loan Servicing, LLC (OLS), a wholly-owned subsidiary, is licensed to service mortgage loans in all fifty states, the District of Columbia and two U.S. territories. Homeward Residential, Inc. (Homeward), a wholly-owned subsidiary, is licensed to originate mortgage loans in 47 U.S. jurisdictions, including the District of Columbia and Puerto Rico.

At March 31, 2013, Ocwen directly or indirectly owned all of the outstanding stock of its primary operating subsidiaries: Homeward, OLS, Ocwen Financial Solutions Private Limited and Ocwen Mortgage Servicing, Inc. (OMS).

On February 15, 2013, OLS completed the acquisition of certain assets and operations of Residential Capital, LLC (ResCap), an indirect subsidiary of Ally Financial, Inc. (Ally), in connection with the asset sale by ResCap and certain of its subsidiaries pursuant to a plan under Chapter 11 of the Bankruptcy Code (the ResCap Acquisition). We purchased mortgage servicing rights (MSRs) related to “private label”, Federal Home Loan Mortgage Corporation (Freddie Mac) and Government National Mortgage Association (Ginnie Mae) residential mortgage loans and master and sub-servicing agreements. The ResCap Acquisition included the related advances and related elements of the servicing platform for the MSRs and advances. This transaction did not involve the transfer of ownership of any legal entities.

On December 27, 2012, Ocwen completed the merger by and among Ocwen, O&H Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Ocwen, Homeward Residential Holdings, Inc. (Homeward Holding) and WL Ross & Co. LLC, a Delaware limited liability company as shareholder representative, pursuant to which O&H Acquisition Corp. merged with and into Homeward Holding with Homeward Holding continuing as the surviving corporation and becoming a wholly-owned subsidiary of Ocwen (the Homeward Acquisition). Homeward engages in the servicing of residential mortgage loans, the majority of which are nonprime, and also originates prime loans.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2013. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Material estimates that are particularly significant in the near or medium term relate to fair value measurements, the provision for potential losses that may arise from litigation proceedings, the amortization of MSRs and the valuation of goodwill and deferred tax assets.

Principles of Consolidation

Our financial statements include the accounts of Ocwen, its majority-owned subsidiaries and any variable interest entity (VIE) where we have determined that we are the primary beneficiary. We apply the equity method of accounting to investments when the entity is not a VIE, and we are able to exercise significant influence, but not control, over the policies and procedures of the entity but own 50% or less of the voting securities. We have eliminated intercompany accounts and transactions in consolidation.

Variable Interest Entities

We evaluate each special purpose entity (SPE) for classification as a VIE. When a SPE meets the definition of a VIE and we determine that Ocwen is the primary beneficiary, we include the SPE in our consolidated financial statements.

We have determined that the SPEs created in connection with our match funded financing facilities are VIEs of which we are the primary beneficiary. We also determined that we were the primary beneficiary for four residential mortgage loan securitization trusts.

Securitizations and Asset Backed Financing Arrangements

We securitize, sell and service residential mortgage loans and regularly transfer financial assets in connection with asset-backed financing arrangements. We have aggregated these securitizations and asset-backed financing arrangements into two groups: (1) securitizations of residential mortgage loans and (2) financings of advances on loans serviced for others.

Securitizations of Residential Mortgage Loans. Currently, we securitize and sell residential mortgage loans involving Ginnie Mae, Freddie Mac and Federal National Mortgage Association (Fannie Mae). We retain the right to service these loans and receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in servicing and subservicing fees on the Consolidated Statements of Operations. In prior years, we securitized residential mortgage loans through “private label” securitization trusts. We continued to be involved with the securitization trusts, typically by acting as the servicer or sub-servicer for the loans held by the trust and by retaining a beneficial ownership interest in the securitization trust. The beneficial interests that we held consisted of both subordinate and residual securities that were either retained at the time of the securitization or subsequently acquired. We held beneficial interests in five of these trusts. We also acquired residual and subordinated interests in six additional trusts where we were not the transferor but were the servicer.

In December 2012, we sold the beneficial interests that we held in the four consolidated securitization trusts and deconsolidated these securitization trusts. We also sold our retained interests in two of the seven unconsolidated securitization trusts. The beneficial interests that we hold in the five remaining unconsolidated securitization trusts have no value and no potential for significant cash flows in the future. In addition, at March 31, 2013, we had no other significant assets in our unaudited interim consolidated financial statements related to these securitization trusts. We have no obligation to provide financial support to unconsolidated securitization trusts and have provided no such support. The beneficial owners of the trusts can look only to the assets of the securitization trusts for satisfaction of the debt issued by the securitization trusts and have no recourse against the assets of Ocwen. The general creditors of Ocwen have no claim on the assets of the trusts.

Financings of Advances on Loans Serviced for Others. Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We consolidate these SPEs because the transfers do not qualify for sales accounting treatment or because Ocwen is the primary beneficiary of the SPE.

These SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of our advance facility agreements. We classify the transferred advances on our Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by these entities can look only to the assets of the SPE for satisfaction of the debt and have no recourse against Ocwen. The assets and liabilities of the advance financing SPEs are comprised solely of Match funded advances, Debt service accounts, Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation.

See Note 8 – Match Funded Advances, Note 12 – Debt Service Accounts and Note 14 – Match Funded Liabilities for additional information.

Reclassification

Within in the revenue section of the Consolidated Statement of Operations for the three months ended March 31, 2012, reclassified Process management fees of $8.8 million to Other revenues.

Within in the Other income (expense) section of the Consolidated Statement of Operations for the three months ended March 31 2012, we reclassified Loss on loans held for resale, net, of $(0.4) million and Equity in earnings of unconsolidated entities of $0.3 million to Other, net.

Within the operating activities section of the Consolidated Statement of Cash Flows for the three months ended March 31, 2012, we reclassified Provision for valuation allowance on mortgage servicing assets of $0.2 million, Loss on loans held for resale, net, of $0.4 million and Equity in earnings of unconsolidated entities of $(0.3) million to Other, net. Within the investing activities section we reclassified Proceeds from sales of real estate of $0.5 million, Decrease in restricted cash – for securitization investors of $42 thousand and Principal payments received on loans – restricted for securitization investors of $1.0 million to Other. Within the financing activities section we reclassified Repayment of secured borrowings – owed to securitization investors of $(1.7) million to Other.

Note 2	Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2011-11, (Accounting Standards Codification (ASC) 210, Balance Sheet): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU require an entity to disclose information that will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The disclosures relate to financial instruments and derivative instruments that are either (1) offset on the balance sheet under existing accounting guidance or (2) subject to an enforceable master netting arrangement or similar agreement. The Financial Accounting Standards Board (FASB) subsequently issued ASU 2013-01: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, on January 31, 2013 to clarify the scope of transactions that are subject to the disclosures about offsetting. ASU 2013-01 clarifies that ordinary trade receivables and payables are not in the scope of ASU 2011-11. Specifically, the amendments clarify that ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210 or ASC 815 or subject to an enforceable master netting arrangement or similar agreement. Retrospective application is required for all comparative periods presented. Our adoption of these standards on January 1, 2013 did not have a material impact on our unaudited interim consolidated financial statements, as the requirements relate to disclosures only.

ASU 2013-02 (ASC 220, Comprehensive Income): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. On February 5, 2013, the FASB issued ASU 2013-02, which requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income (AOCI):

•	Changes in AOCI balances by component (e.g., unrealized gains or losses on available-for sale securities or foreign-currency items). Both before-tax and net-of-tax presentations of the information are acceptable as long as an entity presents the income tax benefit or expense attributed to each component of OCI and reclassification adjustments in either the financial statements or the notes to the financial statements.
•	Significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements.

The ASU does not change the current GAAP requirements for interim financial statement reporting of comprehensive income. That is, a total for comprehensive income must be reported in condensed interim financial statements in either (1) a single continuous statement or (2) two separate but consecutive statements. However, entities would also need to include information about (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI in their interim reporting periods. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The amendments in the ASU should be applied prospectively. Our adoption of these standards on January 1, 2013 did not have a material impact on our unaudited interim consolidated financial statements, as the requirements relate to disclosures only. However, we are required to disclose on the face of our statement of operations or in footnotes thereto the line items affected by any significant items reclassified from accumulated other comprehensive income to earnings and the before tax amount and the related effect on income tax expense of the reclassification.

ASU 2013-04 (ASC 405, Liabilities): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, a consensus of the FASB Emerging Issues Task Force (EITF). On February 28, 2013, the FASB issued ASU 2013-04, which is based on a consensus reached by the EITF. The ASU requires entities to “measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following:

a.	The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors
b.	Any additional amount the reporting entity expects to pay on behalf of its co-obligors.”

Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The ASU permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint-and-several obligation). These disclosure requirements are incremental to the existing related-party disclosure requirements in ASC 850. The ASU is effective for all prior periods in fiscal years beginning on or after December 15, 2013 (and interim reporting periods within those years). The ASU should be applied retrospectively to obligations with joint-and-several liabilities existing at the beginning of an entity’s fiscal year of adoption. Entities that elect to use hindsight in measuring their obligations during the comparative periods must disclose that fact. Early adoption is permitted. We are currently evaluating the effect of adopting this standard effective January 1, 2014, but we do not anticipate that our adoption will have a material impact on our consolidated financial statements.

ASU 2013-05 (ASC 830, Foreign Currency Matters): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, a consensus of the FASB Emerging Issues Task Force. On March 4, 2013, the FASB issued ASU 2013-05, which indicates that the entire amount of a cumulative translation adjustment (CTA) related to an entity’s investment in a foreign entity should be released when there has been a:

•	sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity,
•	loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated) or
•	step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity).

The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013. The ASU should be applied prospectively from the beginning of the fiscal year of adoption. We are currently evaluating the effect of adopting this standard effective January 1, 2014, but we do not anticipate that our adoption will have a material impact on our consolidated financial statements.

Note 3	Business Acquisitions

We completed the acquisitions of ResCap and Homeward as part of our ongoing strategy to expand our residential servicing business. We accounted for these transactions using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business.

The pro forma consolidated results presented below for each business acquisition are not indicative of what our consolidated net earnings would have been had we completed the acquisitions on the dates indicated because of differences in servicing practices and cost structure between Ocwen and the acquiree. In addition, the pro forma consolidated results do not purport to project our combined future results nor do they reflect the expected realization of any cost savings associated with the acquisitions.

The acquisition of ResCap is treated as an asset acquisition for U.S. tax purposes. We expect the opening tax basis for the acquired assets and liabilities to be the fair value as shown in the purchase price allocation tables below. We expect the MSRs and goodwill to be treated as intangible assets acquired in connection with the purchase of a trade or business and as such, amortized over 15 years for U.S. tax purposes. The acquisition of Homeward was treated as a stock purchase for U.S. tax purposes.

Preliminary Purchase Price Allocation

The following table summarizes the fair values of assets acquired and liabilities assumed as part of the ResCap and Homeward Acquisitions:

Purchase Price Allocation	ResCap	Homeward
Cash	$—	$79,511
Loans held for sale (1)	—	558,721
Mortgage servicing rights (1)	393,891	358,119
Advances and match funded advances (1)	1,622,348	2,266,882
Deferred tax assets (1)	—	47,346
Premises and equipment (1)	22,398	16,803
Debt service accounts	—	69,287
Investment in unconsolidated entities (1)	—	5,485
Receivables and other assets (1)	2,989	56,886
Match funded liabilities	—	(1,997,459)
Other borrowings	—	(864,969)
Accrued bonuses	—	(35,201)
Checks held for escheat (1)	—	(16,418)
Other liabilities (1)	(74,340)	(80,112)
Total identifiable net assets	1,967,286	464,881
Goodwill (1)	204,743	300,843
Total consideration	$2,172,029	$765,724

(1)	Initial fair value estimate

The estimated fair values of the assets acquired and liabilities assumed at the acquisition date, as set forth in the table above, includes some amounts based on preliminary fair value estimates. The following factors led to certain balances having preliminary fair value estimates:

•	The complex nature of certain acquired assets and liabilities prevented us from completing our valuations and reconciliations;
•	We engaged a third party specialist to assist in valuing certain assets and liabilities and this work is not yet complete; and
•	Underlying information such as UPB and other loan level details have not yet been boarded and reconciled onto our servicing platform, and therefore, we have not been able to fully validate and reconcile certain asset and liability balances correlated with UPB data.

ResCap Acquisition

We completed the ResCap Acquisition on February 15, 2013. We acquired MSRs to “private label”, Freddie Mac and Ginnie Mae loans with an unpaid principal balance (UPB) of $107.3 billion and master servicing agreements with a UPB of $42.1 billion. We also assumed subservicing contracts with a UPB of $25.9 billion. In addition, until certain consents and court approvals are obtained, we will subservice MSRs with a UPB of $9.0 billion on behalf of ResCap. When such consents and approvals are obtained, we will purchase these MSRs and assume the subservicing contracts from ResCap. We also acquired certain diversified fee-based business operations that include recovery, title and closing services.

To finance the ResCap Acquisition, we deployed $840.0 million of net additional capital from the proceeds of a new $1.3 billion senior secured term loan (SSTL) facility and borrowed $1.2 billion pursuant to two new servicing advance facilities and one existing facility.

Our purchase agreement with ResCap allows us to fully assess the valuation of the assets acquired and liabilities assumed during the 120 days following the closing. Any measurement period adjustments that we determine to be material will be applied retrospectively to the period of acquisition, and depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.

Ocwen assumed certain limited liabilities as part of the transaction, including certain employee liabilities and certain business payables outstanding at the closing date. Under the agreement with ResCap, Ocwen generally did not assume any contingent obligations, including pending or threatened litigation, financial obligations in connection with any settlements, orders, or similar agreements entered into by ResCap or obligations in connection with any representations or warranties associated with loans previously sold by ResCap except litigation that may arise in the ordinary course of servicing mortgage loans relating to servicing agreements assumed by Ocwen. Ocwen assumed all liabilities related to servicing loans that are guaranteed by Ginnie Mae, whether arising prior to or after the closing date.

Post-Acquisition Results of Operations

The following table presents the revenue and earnings of the ResCap Business operations that are included in our unaudited Consolidated Statement of Operations from the acquisition date of February 15, 2013 through March 31, 2013:

Revenues	$74,853
Net income	$14,879
13

Pro Forma Results of Operations

The following table presents supplemental pro forma information for the three months ended March 31, 2013 and 2012 as if the ResCap Acquisition occurred on January 1, 2012. Pro forma adjustments include:

•	conforming servicing revenues to the revenue recognition policies followed by Ocwen;
•	conforming the accounting for MSRs to the valuation and amortization policies of Ocwen;
•	adjusting interest expense to eliminate the pre-acquisition interest expense of ResCap and to recognize interest expense as if the acquisition-related debt of Ocwen had been outstanding at January 1, 2012; and
•	reporting acquisition-related charges for professional services related to the acquisition as if they had been incurred in 2012 rather than 2013.

For Three Months Ended March 31:	2013	2012
Revenues	$529,250	$303,735
Net income (loss)	$51,180	$(6,197)

Through March 31, 2013, we incurred $1.8 million of fees for professional services related to the ResCap Acquisition that are included in Operating expenses.

Homeward Acquisition

We completed the Homeward Acquisition on December 27, 2012. We acquired the MSRs and subservicing for approximately 421,000 residential mortgage loans with a UPB of approximately $77.0 billion. We also acquired Homeward’s loan origination platform and its diversified fee-based business that includes property valuation, REO management, title, closing and advisory services.

Our purchase agreement with Homeward allows us to fully assess the valuation of the assets and liabilities acquired during an evaluation period that extends beyond the date of these unaudited interim consolidated financial statements. Because the measurement period is still open, we expect that certain fair value estimates will change once we receive all information necessary to make a final fair value assessment. We expect that the measurement period will extend until at least June 30, 2013. Any measurement period adjustments that we determine to be material will be applied retrospectively to the period of acquisition in our consolidated financial statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.

On March 29, 2013, Ocwen sold the Homeward diversified fee-based to Altisource Solutions S.à r.l. and Altisource Portfolio Solutions, Inc., wholly-owned subsidiaries of Altisource Portfolio Solutions S.A. (Altisource), for an aggregate purchase price of $87.0 million in cash. Ocwen sold its investment in two subsidiaries of Homeward, Beltline Road Insurance Agency, Inc. and Power Default Services, Inc. As part of this transaction, Ocwen also agreed to sell certain designated assets used or usable in the business conducted by another Homeward subsidiary, Power Valuation Services, Inc., as well as certain designated intellectual property and information technology assets that are used or usable in the business conducted by the acquired subsidiaries or by Powerline Valuation Services, Inc. Altisource also assumed certain liabilities of the diversified fee-based business. The carrying value of the net assets sold approximated the sales price. The assets sold consisted of receivables and other assets of $18.7 million. The liabilities assumed by Altisource of $4.0 million consisted principally of deferred revenue. At the time of the sale, we derecognized goodwill of $72.3 million associated with the sold business. The purchase price is subject to a working capital and net income adjustment to be determined within 90 days of the closing date. In connection with this transaction, Ocwen entered into amendments to certain of its services and intellectual property agreements with Altisource. See Note 22 – Related Party Transactions for a discussion of these amendments.

Pro Forma Results of Operations

The following table presents supplemental pro forma information for the three months ended March 31, 2012 as if the acquisition of Homeward occurred on January 1, 2011. Pro forma adjustments include:

•	conforming servicing revenues to the revenue recognition policy followed by Ocwen;
•	conforming the accounting for MSRs to the valuation and amortization policies of Ocwen;
•	reversing depreciation recognized by Homeward and reporting depreciation based on the estimated fair values and remaining lives of the acquired premises and equipment at the date of acquisition;
•	adjusting interest expense to eliminate the pre-acquisition interest expense of Homeward and to recognize interest expense as if the acquisition-related debt of Ocwen had been outstanding at January 1, 2011 and
•	reporting acquisition-related charges for professional services related to the acquisition as if they had been incurred in 2011 rather than 2012.
14

Revenues	$277,635
Net income	$22,928

Other

On March 31, 2013, we increased our ownership in Correspondent One S.A. (Correspondent One), an entity formed with Altisource in March 2011, from 49% to 100%. We acquired the shares of Correspondent One held by Altisource (49% interest) for $12.6 million and acquired the remaining shares held by an unrelated entity for $0.9 million. We accounted for this transaction as a step acquisition and recognized the assets acquired and liabilities assumed at their fair values as of the acquisition date. The acquired net assets were $26.3 million and consisted primarily of cash ($23.0 million) and residential mortgage loans ($1.1 million). We remeasured our previously held investment, which we accounted for using the equity method, at fair value and recognized a loss of $0.4 million. We also recognized goodwill of $0.1 million. We began including the accounts of Correspondent One in our consolidated financial statements effective on the date of acquisition and have eliminated our investment in consolidation. Correspondent One facilitates the purchase of conforming and government-guaranteed residential mortgages from approved mortgage originators and resells the mortgages to secondary market investors. Correspondent One is not material to our financial condition, results of operations or cash flows.

Note 4	Asset Sales and Financing

In order to efficiently finance our assets and operations, we periodically sell the right to receive servicing fees, excluding ancillary income, relating to certain of our mortgage servicing rights (Rights to MSRs) and related advances (collectively HLSS Transactions) to Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiary, HLSS Holdings, LLC (collectively HLSS). To the extent applicable, HLSS may also acquire certain advance SPEs and the related match funded liabilities. During the three months ended March 31, 2013 and 2012, we completed HLSS Transactions relating to the Rights to MSRs for $15.9 billion and $15.2 billion of UPB, respectively.

As part of the HLSS Transactions, we retain legal ownership of the MSRs and continue to service the related mortgage loans. However, we service the loans for a reduced fee because HLSS has assumed the match funded liabilities as well as the obligation for future servicing advances related to the MSRs. We are obligated to transfer legal ownership of the MSRs to HLSS upon obtaining all required third party consents. At that time, we would subservice the MSRs pursuant to our subservicing agreement with HLSS which was executed on February 10, 2012. See Note 22 – Related Party Transactions for additional information.

The following table provides a summary of the assets and liabilities sold to HLSS in connection with the HLSS Transactions during the three months ended March 31:

	2013	2012
Sale of MSRs accounted for as a financing	$100,707	$62,458
Sale of match funded advances	703,206	—
Sale of advance SPEs:
Match funded advances	—	413,374
Debt service account	—	14,786
Prepaid lender fees and debt issuance costs	—	5,422
Other prepaid expenses	—	1,928
Match funded liabilities	—	(358,335)
Accrued interest payable and other accrued expenses	—	(841)
Net assets of advance SPEs	—	76,334
Sales price, as adjusted	803,913	138,792
Amount due to HLSS for post-closing adjustments at March 31	10,406	11,006
Cash received	$814,319	$149,798

Because we retained legal title to the MSRs, the sales of Rights to MSRs are accounted for as financings. The related advance sales meet the requirements for sale accounting under GAAP. When HLSS acquired advance SPEs from Ocwen, we derecognized the consolidated assets and liabilities of the Advance SPEs at the time of the sale. To the extent that we obtain all third party consents, legal title will transfer to HLSS, at which point we will derecognize the related MSRs. Upon derecognition, any resulting gain or loss will be deferred and amortized over the expected life of the related subservicing agreement. Until such time, we continue to recognize the full amount of servicing revenue and amortization of the MSRs.

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

Level 3: Unobservable inputs for the asset or liability.

We classify assets in their entirety based on the lowest level of input that is significant to the fair value measurement.

The carrying amounts and the estimated fair values of our financial instruments and our nonfinancial assets measured at fair value are as follows:

		March 31, 2013		December 31, 2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale, at fair value (1)	2	$295,514	$295,514	$426,480	$426,480
Loans held for sale, at lower of cost or fair value (2)	3	62,615	62,615	82,866	82,866
Advances and match funded advances (3)	3	3,966,255	3,966,255	3,233,707	3,233,707
Receivables, net (3)	3	155,558	155,558	167,459	167,459

Financial liabilities:
Match funded liabilities (3)	3	$2,982,984	$2,982,984	$2,532,745	$2,533,278
Other borrowings (3)	3	1,987,894	1,989,104	1,096,679	1,101,504

Derivative financial instruments (1):
Interest rate lock commitments (IRLCs)	2	$4,652	$4,652	$5,781	$5,781
Interest rate swaps	3	(18,758)	(18,758)	(10,836)	(10,836)
Forward MBS trades	1	(1,108)	(1,108)	(1,719)	(1,719)
U.S. Treasury futures	1	—	—	(1,258)	(1,258)
Interest rate caps	3	123	123	168	168

MSRs, at fair value (1)	3	$84,534	$84,534	$85,213	$85,213

(1)	Measured at fair value on a recurring basis.

(2)	Measured at fair value on a non-recurring basis.

(3)	Financial instruments disclosed, but not carried, at fair value.

The following tables present a reconciliation of the changes in fair value of Level 3 assets that we measure at fair value on a recurring basis:

	Derivative Financial Instruments	MSRS at Fair Value	Total

Three Months Ended March 31, 2013:
Beginning balance	$(10,668)	$85,213	$74,545

Purchases, issuances, sales and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	310	—	310
	310	—	310

Total realized and unrealized gains and (losses) (1):
Included in Other, net	(1,353)	(679)	(2,032)
Included in Other comprehensive income (loss)	(6,924)	—	(6,924)
	(8,277)	(679)	(8,956)

Transfers in and / or out of Level 3	—	—	—
Ending balance	$(18,635)	$84,534	$65,899

	Derivative Financial Instruments	MSRS at Fair Value	Total
Three Months Ended March 31, 2012:
Beginning balance	$(16,676)	$—	$(16,676)

Purchases, issuances, sales and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	2,357	—	2,357
	2,357	—	2,357

Total realized and unrealized gains and (losses) (2):
Included in Other, net	3,468	—	3,468
Included in Other comprehensive income (loss)	(1,955)	—	(1,955)
	1,513	—	1,513

Transfers in and / or out of Level 3	—	—	—
Ending balance	$(12,806)	$—	$(12,806)
(1)	Total net gains (losses) attributable to derivative financial instruments still held at March 31, 2013 and 2012 were $(4.8) million and $(4.3) million, respectively.

The methodologies that we use and key assumptions that we make to estimate the fair value of financial instruments and other assets and liabilities measured at fair value on a recurring or non-recurring basis are described below:

Loans Held for Sale

We originate and purchase residential mortgage loans that we intend to sell to Freddie Mac and Fannie Mae (together with Ginnie Mae the GSEs). We also own residential mortgage loans that are not eligible to be sold to the GSEs due to delinquency or other issues. Residential mortgage loans that we intend to sell to the GSEs are carried at fair value as a result of a fair value election. Such loans are subject to changes in fair value due to fluctuations in interest rates from the closing date through the date of the sale of the loan into the secondary market. These loans are classified within Level 2 of the valuation hierarchy as the primary component of the price is obtained from observable values of mortgage forwards for loans of similar terms and characteristics. We have the ability to access this market, and it is the market into which conforming mortgage loans are typically sold.

We report all other loans held for sale at the lower of cost or fair value. Current market illiquidity has reduced the availability of observable pricing data for certain of these loans. When we enter into an agreement to sell a loan or pool of loans to an investor at a set price, we value the loan or loans at the commitment price. We base the fair value of uncommitted loans on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. Assumptions used in the valuation of performing loans include historical default rates, re-performance rates on defaulted loans, loss severity on defaulted loans, average resolution timeline, average coupon rate; and a discount rate. Significant assumptions used in the valuation of nonperforming loans include the current market value of the underlying collateral based on third party sources such as appraisals or broker price opinions, resolution timeline, estimated foreclosure and disposition costs that are based on historical experience and a discount rate. The assumptions we used in the valuation of these performing and non-performing loans at March 31, 2013 have not changed significantly from those we used in the December 31, 2012 valuations.

We repurchase certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications and loan resolution activity as part of our servicing obligations. These are classified as loans held for sale (and carried at the lower of cost or fair value), as we expect to redeliver (sell) the loans to new Ginnie Mae guaranteed securitizations in the case of modified loans.  The fair value of these loans is estimated using published forward Ginnie Mae prices.  Loans repurchased in connection with loan resolution activities are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.  Because these loans are insured or guaranteed by the Federal Housing Administration (FHA) or U.S Department of Veterans Affairs (VA), the fair value of these loans represents the net recovery value taking into consideration the insured or guaranteed claim.

Mortgage Servicing Rights

Amortized Cost MSRs

We estimate the fair value of MSRs carried at amortized cost using a combination of internal models and data provided by third-party valuation experts. The most significant assumptions used in the valuation of MSRs are the speed at which mortgages prepay and delinquency experience. Other assumptions typically used in the valuation of MSRs are:

•	Cost of servicing	•	Interest rate used for computing float earnings

•	Discount rate	•	Compensating interest expense

•	Interest rate used for computing the cost of Servicing advances	•	Collection rate of other ancillary fees

The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments.

We perform an impairment analysis based on the difference between the carrying amount and fair value after grouping our loans into the applicable strata. As a result of the Homeward and ResCap Acquisitions, management has re-evaluated the portfolio and determined the appropriate strata are Agency and Non-Agency. The Agency stratum includes all GSE MSRs. The Non-Agency stratum includes all “private label” primary and master MSRs.

We estimate fair value using internal models and with the assistance of third-party valuation experts. Our internal models calculate the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. We derive prepayment speeds and delinquency assumptions from historical experience adjusted for prevailing market conditions. We utilize discount rates provided by third-party valuation experts and we consider external market-based assumptions in determining the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing.

Third-party valuation experts generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, including risk premiums and liquidity adjustments. The models and related assumptions used by the valuation experts are owned and managed by them and, in many cases, the significant inputs used in the valuation techniques are not reasonably available to us. However, we have an understanding of the processes and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts. We believe that the procedures executed by the valuation experts, combined with our internal verification and analytical procedures, provide assurance that the prices used in our consolidated financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.

The more significant assumptions used in the March 31, 2013 valuation of our MSRs carried at amortized cost include:

•	Prepayment speeds ranging from 2.45% to 24.67% (weighted average of 15.57%) depending on loan type;
•	Delinquency rates ranging from 6.63% to 46.55% (weighted average of 16.25%) depending on loan type;
•	Interest rate of 1-month LIBOR plus 4% for computing the cost of financing advances;
•	Interest rate of 1-month LIBOR for computing float earnings; and
•	Discount rates ranging from 12.23% to 20% (weighted average of 17.14%).

We perform an impairment analysis based on the difference between the carrying amount and fair value after grouping our loans into the applicable strata based on one or more of the predominant risk characteristics of the underlying loans. As a result of the Homeward and ResCap Acquisitions, management has re-evaluated the portfolio and determined the appropriate strata are Agency and Non-Agency. The Agency stratum includes all GSE MSRs. The Non-Agency stratum includes all “private label” primary and master MSRs.

Fair Value MSRs

MSRs carried at fair value are classified within Level 3 of the valuation hierarchy due to the use of third party valuation expert pricing without adjustment. The fair value of these MSRs is within the range of prices provided by the valuation experts, however, a change in the valuation inputs utilized by the valuation expert or a change in the best point price in the range might result in a significantly higher or lower fair value measurement.

The key assumptions (generally unobservable inputs) used in the valuation of these MSRs include:

•	Mortgage prepayment speeds;
•	Delinquency rates and
•	Discount rates.

The primary assumptions used in the March 31, 2013 valuation include a 13.2% weighted average constant prepayment rate and a discount rate equal to 1-Month LIBOR plus a range of 7.5% to 9.35%.

Advances

We value advances that we make on loans that we service for others at their net realizable value which generally approximates fair value because advances have no stated maturity, generally are realized within a relatively short period of time and do not bear interest.

Receivables

The carrying value of receivables generally approximates fair value because of the relatively short period of time between their origination and realization.

Borrowings

The carrying value of match funded liabilities and secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other match funded or secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. We estimate principal repayments of match funded liabilities during the amortization period based on our historical advance collection rates and taking into consideration any plans to refinance the notes. At March 31, 2013, the interest on all borrowings under match funded facilities was based on a variable rate adjusted regularly using a market index and therefore the carrying value approximates fair value. For the SSTL, we used a discount rate of 5.16% and the repayment schedule specified in the loan agreement to determine fair value.

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

We enter into forward trades to provide an economic hedge against changes in the fair value of loans held for sale carried at fair value. Forward trades are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Forward contracts are actively traded in the market, thus they are classified within Level 1 of the valuation hierarchy.

IRLCs represent an agreement to purchase loans from a third-party originator, or an agreement to extend credit to a mortgage applicant (locked pipeline), or an agreement to sell a loan to investors, whereby the interest rate is set prior to funding. IRLCs are classified within Level 2 of the valuation hierarchy as the primary component of the price is obtained from observable values of mortgage forwards for loans of similar terms and characteristics. Fair value amounts of IRLCs are adjusted for expected “fallout” (locked pipeline loans not expected to close), using models that consider cumulative historical fallout rates and other factors.

We enter into derivative contracts including interest rate swaps, U.S. Treasury futures and forward contracts to hedge against the effects of changes in the value of the MSRs which we carry at fair value. The fair value of interest rate swaps is based upon projected short-term interest rates and volatility based on published market based sources. Because futures and forward contracts are actively traded in the market, they are classified within Level 1 of the valuation hierarchy. Effective April 1, 2013, we modified our strategy for managing the risks of the underlying loan portfolios and no longer use derivative contracts to hedge against the effects of changes in the value of MSRs which we carry at fair value.

See Note 18 – Derivative Financial Instruments for additional information regarding derivative financial instruments.

Note 6	Loans Held For Sale, at fair value

Loans held for sale, at fair value represent mortgage loans originated or purchased and held until sold to secondary market investors, such as GSEs or other third party investors. The following table summarizes the activity in the balance of loans held for sale during the three months ended March 31, 2013:

Balance at December 31, 2012	$426,480
Originations and purchase of loans held for sale	2,462,531
Proceeds from sale	(2,563,247)
Loss on sale of loans	(29,786)
Decrease in fair value	(440)
Other	(24)
Balance at March 31, 2013	$295,514

The following table summarizes the activity in Gain on loans held for sale, net, during the three months ended March 31:

	2013	2012
Loss on sales of loans (1)	$(1,081)	$—
Changes in fair value of IRLCs	(1,237)	—
Change in fair value of loans held for sale	(440)	—
Gain on hedge instruments	10,189	—
Provision for representations and warranties	(512)	—
Other	(170)	—
	$6,749	$—
(1)	Net of a gain of $28,705 representing the value assigned to MSRs retained on sales of loans.
Note 7	Advances

Advances, representing payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	March 31, 2013	December 31, 2012
Servicing:
Principal and interest	$162,341	$83,617
Taxes and insurance	342,216	51,447
Foreclosures, bankruptcy and other	17,475	41,296
	522,032	176,360
Corporate Items and Other	8,140	8,103
	$530,172	$184,463
20

Note 8	Match Funded Advances

Match funded advances on residential mortgage loans that we service for others are comprised of the following at the dates indicated:

	March 31, 2013	December 31, 2012
Principal and interest	$1,716,624	$1,577,808
Taxes and insurance	1,215,431	1,148,486
Foreclosures, bankruptcy, real estate and other	504,028	322,950
	$3,436,083	$3,049,244
Note 9	Mortgage Servicing

Mortgage Servicing Rights – Amortization Method

The following table summarizes our activity related to MSRs for the three months ended March 31:

	2013	2012
Balance at December 31, 2012	$676,712	$293,152
Additions recognized in connection with purchase transactions (1)	394,862	—
Additions recognized on sale of residential mortgage loans	28,705	—
Servicing transfers, adjustments and other	(124)	(204)
Amortization (2)	(47,987)	(15,232)
Balance at March 31, 2013	$1,052,168	$277,716
Estimated fair value at March 31	$1,288,732	$316,078

(1)	Includes $393.9 million acquired in the ResCap Acquisition. See Note 3 – Business Acquisitions for additional information.

(2)	Amortization of mortgage servicing rights is reported net of the amortization of servicing liabilities and includes the amount of charges we recognized to increase servicing liability obligations.

As disclosed in Note 4 – Asset Sales and Financing, we sold certain Rights to MSRs during 2012 and in the first quarter of 2013 as part of the HLSS Transactions. The carrying value of the related MSRs which have not been derecognized at March 31, 2013 was $357.0 million.

Mortgage Servicing Rights—Fair Value Measurement Method

This portfolio comprises servicing rights for which we elected the fair value option and includes prime mortgage loans that were acquired by Homeward through asset or flow purchases or retained on loans originated and subsequently sold for which we hedged the related market risks. The following table summarizes our activity related to our fair value MSRs for the three months ended March 31, 2013:

Balance at December 31, 2012	$85,213
Changes in fair value:
Due to changes in valuation assumptions	4,650
Realization of cash flows and other changes	(5,329)
Balance at March 31, 2013	$84,534

Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The following table summarizes the estimated change in the fair value of our MSRs as of March 31, 2013 given hypothetical instantaneous parallel shifts in the yield curve:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(5,164)	$(9,912)
Discount rate (Option-adjusted spread)	$(2,804)	$(5,444)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.

Servicing Revenue

The following table presents the components of servicing and subservicing fees for the three months ended March 31:

	2013	2012
Loan servicing and subservicing fees	$269,022	$112,589
Home Affordable Modification Program (HAMP) fees	40,147	12,684
Late charges	25,896	18,845
Loan collection fees	6,382	3,339
Float earnings	1,680	787
Other	26,182	6,859
	$369,309	$155,103

Portfolio of Assets Serviced

The following table presents the composition of our servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents loans for which we own the MSRs while subservicing represents all other loans.

	Residential	Commercial	Total
UPB at March 31, 2013
Servicing (1)	$273,970,522	$—	$273,970,522
Subservicing	195,484,010	392,584	195,876,594
	$469,454,532	$392,584	$469,847,116

UPB at December 31, 2012
Servicing (1)	$175,762,161	$—	$175,762,161
Subservicing	27,903,555	401,031	28,304,586
	$203,665,716	$401,031	$204,066,747
(1)	Includes UPB of $92.5 billion and $79.4 billion at March 31, 2013 and December 31, 2012, respectively, for which the Rights to MSRs have been sold to HLSS.

Residential assets serviced consist principally of residential mortgage loans, but also include foreclosed real estate. Residential assets serviced also include small-balance commercial assets with a UPB of $2.0 billion and $2.1 billion at March 31, 2013 and December 31, 2012, respectively, that are managed using the REALServicing™ application. Commercial assets consist of large-balance foreclosed real estate. Assets serviced for others are not included on our unaudited Consolidated Balance Sheet.

Custodial accounts, which hold funds representing collections of principal and interest that we receive from borrowers, are held in escrow by an unaffiliated bank and are excluded from our unaudited Consolidated Balance Sheet. Custodial accounts amounted to $4.7 billion and $1.3 billion at March 31, 2013 and December 31, 2012, respectively.

Note 10	Receivables

Receivables consisted of the following:

March 31, 2013	Receivables	Allowance for Losses	Net
Servicing (1)	$74,820	$(2,024)	$72,796
Income taxes receivable	52,593	—	52,593
Due from related parties (2)	28,048	—	28,048
Other	4,117	(1,996)	2,121
	$159,578	$(4,020)	$155,558
22

December 31, 2012	Receivables	Allowance for Losses	Net
Servicing (1)	$84,870	$(1,647)	$83,223
Income taxes receivable	55,292	—	55,292
Due from related parties (2)	12,361	—	12,361
Other	18,577	(1,994)	16,583
	$171,100	$(3,641)	$167,459

(1)	The balances arise from our Servicing business and primarily include reimbursable expenditures due from investors and amounts to be recovered from the custodial accounts of the trustees.

(2)	See Note 22 – Related Party Transactions for additional information regarding transactions with Altisource and HLSS.

Receivable balances are evaluated individually for collectibility. The change in the allowance for credit losses for the three months ended March 31, 2013 and 2012 and the balance of the related receivables at those dates were as follows:

	March 31, 2013	March 31, 2012
Allowance for credit losses balance at beginning of the period	$1,994	$6,281
Charge offs	—	—
Provision	—	455
Other	2	(19)
Allowance for credit losses balance at end of the period	$1,996	$6,717

Receivables balance	$4,117	$8,416
Note 11	Goodwill

The following table provides a summary of activity in the carrying value of goodwill during the three months ended March 31, 2013:

	ResCap Acquisition	Homeward Acquisition	Litton Acquisition	HomEq Acquisition	Total
Balance at December 31, 2012	$—	$300,843	$57,430	$12,810	$371,083
Derecognition of goodwill in connection with the sale of a business (1)	—	(72,309)	—	—	(72,309)
ResCap Acquisition (2)	204,743	—	—	—	204,743
	204,743	228,534	57,430	12,810	503,517
Step acquisition - Correspondent One (3)	—	—	—	—	100
Balance at March 31, 2013	$204,743	$228,534	$57,430	$12,810	$503,617
(1)	On March 29, 2013, we sold the diversified fee-based business acquired in the Homeward Acquisition to Altisource and derecognized the assigned goodwill. See Note 3 – Business Acquisitions for additional information.

(2)	See Note 3 – Business Acquisitions for additional information regarding this transaction.

(3)	See Note 13 – Other Assets for additional information regarding this transaction.

In the ResCap Acquisition, $76.0 million of the recognized goodwill is assigned to the Servicing segment and $128.8 million is assigned to the diversified fee-based business which is included in Corporate Items and Other. On April 12, 2013, we sold the diversified fee-based business to Altisource and derecognized the assigned goodwill. See Note 25 – Subsequent Events for additional information.

For Homeward, $108.1 million of the remaining goodwill is assigned to the Servicing segment and $120.4 million is assigned to the Lending segment. Subsequent to the initial assignment and prior to the sale to Altisource, $4.7 million of the purchase price allocated to the diversified fee-based business was reallocated to Servicing and Lending. For Litton and HomEq, the entire balance of goodwill pertains to the Servicing segment.

Note 12	Debt Service Accounts

Under our advance funding facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balances also include amounts that have been set aside from the proceeds of our match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. These funds are held in interest earning accounts in the name of the SPE created in connection with the match funded financing facility. The balance of such debt service accounts at March 31, 2013 and December 31, 2012 was $134.2 million and $88.7 million, respectively.

Note 13	Other Assets

Other assets consisted of the following:

	March 31, 2013	December 31, 2012
Loans held for sale, at lower of cost or fair value (1)	$62,615	$82,866
Prepaid lender fees and debt issuance costs, net (2)	37,123	14,389
Acquisition deposits (3)	31,149	57,000
Interest earning collateral deposits (4)	30,648	31,710
Prepaid income taxes	23,112	23,112
Investment in unconsolidated entities (5)	12,353	25,187
Real estate, net	8,533	6,205
Derivatives, at fair value (6)	6,646	10,795
Prepaid expenses and other	26,628	21,414
	$238,807	$272,678
(1)	The carrying values at March 31, 2013 and December 31, 2012 are net of valuation allowances of $21.9 million and $14.7 million, respectively. The balances include non-performing subprime single-family residential loans that we do not intend to hold to maturity. The balance at December 31, 2012 includes non-performing mortgage loans with a carrying value of $65.4 million that we acquired in December 2012 and sold to Altisource Residential, LP in February 2013 for an insignificant gain. The balance at March 31, 2013 includes $42.0 million of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations following the ResCap Acquisition in connection with loan modifications and loan resolutions.
(2)	These balances relate to match funded liabilities and other secured borrowings.
(3)	The balance at March 31, 2013 represents funds we transferred prior to the closing of our acquisition of Genworth Financial Home Equity Access, Inc. on April 1, 2013. See Note 25 – Subsequent Events for additional information regarding this acquisition. The balance at December 31, 2012 represents an earnest money cash deposit we made in connection with the ResCap Acquisition. This deposit was subsequently applied towards the purchase price upon closing of the transaction on February 15, 2013. See Note 3 – Business Acquisitions for additional information.
(4)	These balances include $25.7 million and $25.8 million of cash collateral held by the counterparties to certain of our derivative agreements at March 31, 2013 and December 31, 2012, respectively.
(5)	The balance at December 31, 2012 includes an investment of $13.4 million that represents our 49% equity interest in Correspondent One S.A. (Correspondent One), an entity formed with Altisource in March 2011. As disclosed in Note 3 – Business Acquisitions, we increased our ownership to 100% on March 31, 2013. Effective on that date, we began including the accounts of Correspondent One in our consolidated financial statements and have eliminated our current investment in consolidation.
(6)	See Note 18 – Derivative Financial Instruments for additional information.

Note 14	Match Funded Liabilities

Match funded liabilities are comprised of the following at the dates indicated:

				Available	Balance Outstanding
Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Borrowing Capacity (2)	March 31, 2013	December 31, 2012
2011-Servicer Advance Revolving Trust 1 (3)	2.23%	May 2043	May 2013	—	—	$325,000
2011-Servicer Advance Revolving Trust 1 (3)	3.37 – 5.92%	May 2043	May 2013	—	—	525,000
2012-Servicing Advance Revolving Trust 2 (3)	3.27 – 6.90%	Sep. 2043	Sept. 2013	—	—	250,000
2012-Servicing Advance Revolving Trust 3 (3)	2.98%	Mar. 2043	Mar. 2013	—	—	248,999
2012-Servicing Advance Revolving Trust 3 (3)	3.72 – 7.04%	Mar. 2044	Mar. 2014	—	—	299,278
Total fixed rate				—	—	1,648,277
Advance Receivable Backed Notes (4)	1ML + 285 bps	Apr. 2015	Apr. 2014	125,003	174,997	205,016
Advance Receivable Backed Notes Series 2012-ADV1 (5)	CP rate + 225 or 335 bps	Dec. 2043	Dec. 2013	258,172	191,828	232,712
Advance Receivable Backed Notes Series 2012-ADV1	1ML + 250 bps	June 2016	June 2014	21,391	178,609	94,095
Advance Receivable Backed Note	1ML + 300 bps	Dec. 2015	Dec. 2014	2,392	47,608	49,138
2011-Servicing Advance Revolving Trust 1 (3)	1ML + 300 bps	May 2043	May 2013	—	—	204,633
2012-Servicing Advance Revolving Trust 2 (3)	1ML + 315 bps	Sep. 2043	Sept. 2013	—	—	22,003
2012-Servicing Advance Revolving Trust 3 (3)	1ML + 300 bps – 675 bps	Mar. 2044	Mar. 2014	—	—	40,626
2012-Homeward Agency Advance Funding Trust 2012-1	1ML + 300 bps	Sept. 2013	Sept. 2013	4,665	20,335	16,094
2012-Homeward DSF Advance Revolving Trust 2012-1 (3)	1ML + 450 bps	Feb. 2013	Feb. 2013	—	—	20,151
Homeward Residential Bridge Loan Trust – 2013 Series-Bridge-VF1 and VF2 (3)	1ML + 150 bps	Aug. 2043	Aug. 2013	246,752	1,153,248	—
Ocwen Servicer Advance Receivables Trust – Series 2013-VF1 Class A, B, C and D Notes	1ML + 150 – 525 bps	Feb. 2044	Feb. 2014	318,081	881,919	—
Ocwen Servicer Advance Receivables Trust II – Series 2013-VF1 Class A, B, C and D Notes	1ML + 287.5 bps	Feb. 2044	Feb. 2014	15,560	334,440	—
Total variable rate				992,016	2,982,984	884,468
				$992,016	$2,982,984	$2,532,745
25

(1)	The amortization date of our facilities is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. In two advance facilities, there are multiple notes outstanding. For each note, after the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.
(2)	Borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At March 31, 2013, none of the available borrowing capacity could be used because we had borrowed the maximum amount against the pledged collateral.
(3)	The 2011-Servicing Advance Revolving Trust 1, 2012-Servicing Advance Revolving Trust 2, 2012-Servicing Advance Revolving Trust 3 and 2012-Homeward DSF Advance Revolving Trust 2012-1 facilities were repaid in February 2013 from the proceeds of a new $1.4 billion bridge facility which has an amortization date of August 14, 2013.
(4)	The maximum borrowing capacity under this facility was reduced from $650 million to $300 million on December 26, 2012.
(5)	The maximum borrowing capacity under this facility was increased from $250 million to $450 million on December 26, 2012.
(6)	We entered into these facilities in connection with the ResCap Acquisition (See Note 3 – Business Acquisitions).

Note 15	Other Borrowings

Lines of credit and other secured and unsecured borrowings are comprised of the following at the dates indicated:

				Available	Balance Outstanding
Borrowings	Collateral	Interest Rate	Maturity	Borrowing Capacity	March 31, 2013	December 31, 2012
Servicing:
		1ML + 550 bps with a LIBOR floor of 150 bps
SSTL (1)	(1)	(1)	Sept. 2016	$—	$—	$314,229
SSTL (2)	(2)	(2)	Feb. 2018	—	1,300,000	—

Senior unsecured term loan (3)		1-Month Euro-dollar rate + 675 bps with a Eurodollar floor of 150 bps	Mar. 2017	—	—	75,000
Financing liability – MSRs pledged (4)	MSRs (4)	(4)	(4)	—	393,776	303,705
Financing liability – MSRs pledged (5)	MSRs (5)	(5)	(5)	—	1,890	2,603
Promissory note (6)	MSRs	1ML + 350 bps	May 2017	—	18,467	18,466
				—	1,714,133	714,003

Lending:
Master repurchase agreement (7)	Loans held for sale (LHFS)	1ML + 175 bps	Mar. 2014	194,788	105,212	88,122
Participation agreement (8)	LHFS	N/A	Apr. 2013	—	50,682	58,938
Master repurchase agreement (9)	LHFS	1ML + 200 bps	May 2013	195,996	54,004	133,995
Master repurchase agreement	LHFS	1ML + 200 bps	Jul. 2013	232,392	67,608	107,020
				623,176	277,506	388,075

Corporate Items and Other
Securities sold under an agreement to repurchase (10)	Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes	Class A-2 notes: 1ML + 200 bps; Class A-3 notes: 1ML + 300 bps	Monthly	—	2,592	2,833
				623,176	1,994,231	1,104,911

Discount (1)(2)				—	(6,337)	(8,232)
				$623,176	$1,987,894	$1,096,679
26

(1)	In February 2013, we repaid this loan in full and wrote off the remaining discount as part of the loss on extinguishment.
(2)	On February 15, 2013, we entered into a new SSTL facility agreement and borrowed $1.3 billion that was used principally to fund the ResCap Acquisition and repay the balance of the previous SSTL. The loan was issued with an original issue discount of $6.5 million that we are amortizing over the term of the loan. We are required to repay the principal amount of the borrowings in consecutive quarterly installments of $3.3 million. In addition, we are required to use the net cash proceeds (as defined) from any asset sale (as defined) to repay loan principal. Generally, this provision applies to non-operating sales of assets, such as the HLSS Transactions, and generally, net cash proceeds represent the proceeds from the sale of the assets, net of the repayment of any debt secured by a lien on the assets sold. The borrowings are secured by a first priority security interest in substantially all of the assets of Ocwen. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate [the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR)], plus a margin of 2.75% and a base rate floor of 2.25% or (b) the one month Eurodollar rate, plus a margin of 3.75% with a 1-Month LIBOR floor of 1.25%.
(3)	We repaid this loan in full in February 2013.
(4)	As part of the HLSS Transactions, we transfer certain Rights to MSRs to HLSS. Because we have not yet transferred legal title to the MSRs, we account for these transfers as financings with the proceeds from the sale of the Rights to MSRs recorded as a financing liability. The financing liability is amortized using the interest method with the servicing income that is remitted to HLSS representing payments of principal and interest. The liability has no contractual maturity but is amortized over the estimated life of transferred Rights to MSRs. The balance of the liability is reduced each month based on the change in the estimated fair value of the transferred rights to MSRs. See Note 4 – Asset Sales and Financing for additional information.
(5)	We sold MSRs for certain loans to an unrelated third party in December 2012; however, we are required to repurchase the MSRs for any loans that cannot be refinanced by the purchaser under the federal government’s Home Affordable Refinance Program (HARP). As a result, the sale is being accounted for as a financing. The financing liability is being amortized using the interest method with the servicing income that is remitted to the purchaser representing payments of principal and interest.
(6)	Prepayments of the balance on this note may be required if the borrowing base, as defined, falls below the amount of the note outstanding.
(7)	On March 19, 2013, we extended the Master Repurchase Agreement to March 18, 2014.
(8)	Under this participation agreement, the lender provides financing on an uncommitted basis for up to $100.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. However, the transaction does not qualify for sales accounting treatment as is, therefore, accounted for as a financing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. In April 2013, we extended the participation agreement maturity date to May 31, 2014.
(9)	On January 25, 2013, we extended the Master Repurchase Agreement maturity date to May 3, 2013.
(10)	This agreement has no stated credit limit and lending is determined for each transaction based on the acceptability of the securities presented as collateral.
27

Note 16	Other Liabilities

Other liabilities were comprised of the following:

	March 31, 2013	December 31, 2012
Accrued expenses (1)	$174,645	$106,376
Amount due seller for purchase price adjustments – ResCap Acquisition	74,208	—
Due to related parties (2)	47,884	45,034
Checks held for escheat	31,645	33,225
Payable to servicing and subservicing investors (3)	24,023	9,973
Liability for selected tax items	22,338	22,702
Derivatives, at fair value (4)	21,863	18,658
Servicing liabilities (5)	9,726	9,830
Accrued interest payable	6,978	5,410
Other	57,697	26,456
	$471,007	$277,664
(1)	Includes $59.3 million of accrued expenses attributable to the ResCap Acquisition including $49.0 million of accruals for compensatory fees for foreclosures that may ultimately exceed investor timelines.
(2)	See Note 22 – Related Party Transactions for additional information.

(3)	The balance represents amounts due to investors in connection with loans we service under servicing and subservicing agreements.
(4)	See Note 18 – Derivative Financial Instruments for additional information.

(5)	During the three months ended March 31, 2013 and 2012, amortization of servicing liabilities exceeded the amount of charges we recognized to increase our servicing liability obligations by $0.1 million and $.0.9 million, respectively. Amortization of mortgage servicing rights is reported net of this amount in the unaudited Consolidated Statement of Operations.
Note 17	Mezzanine Equity

Preferred Stock

On December 27, 2012, we issued 162,000 shares of Series A Perpetual Convertible Preferred Stock (the Preferred Shares) having a par value of $0.01 per share and paying dividends at a rate of 3.75% on the liquidation preference of $1,000 per share. The dividends are payable quarterly at the end of each calendar quarter.

The Preferred Shares are accounted for as equity and are classified as “mezzanine” equity in the unaudited Consolidated Balance Sheets. The conversion option of the Preferred Shares represents a Beneficial Conversion Feature (BCF) with an intrinsic value of $8.7 million which we accounted for as a discount on the Preferred Shares with an offsetting increase in additional paid in capital upon issuance. The BCF will be amortizing through the second anniversary of the issue date, the first date at which we can redeem the Preferred Shares.

We amortize the BCF discount on the Preferred Shares as a deemed dividend with an offsetting reduction in retained earnings. As of March 31, 2013, we have accrued the mandatory and cumulative dividends payable of $1.6 million.

The carrying value of our Preferred Shares reflects the following:

Initial issuance price on December 27, 2012	$162,000
Discount for beneficial conversion feature	(8,688)
Accretion of BCF discount (Deemed dividend)	60
Carrying value at December 31, 2012	153,372
Accretion of discount (Deemed dividend)	1,086
Carrying value at March 31, 2013	$154,458
Note 18	Derivative Financial Instruments and Hedging Activities

Because many of our current derivative agreements are not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreements. We control this risk through credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amount of our contracts does not represent our exposure to credit loss.

28

The following table summarizes the changes in the notional balance of our holdings of derivatives during the three months ended March 31, 2013:

	IRLCs	U.S. Treasury Futures	Forward MBS Trades	Interest Rate Caps	Interest Rate Swaps

Balance at December 31, 2012	$1,112,519	$109,000	$1,638,979	$1,025,000	$1,495,955
Additions	1,468,218	85,000	4,479,506	—	1,280,000
Amortization	(227,171)	—	—	(12,000)	—
Maturities	(1,651,514)	—	(2,940,387)	—	(232,174)
Terminations	(84,778)	(194,000)	(2,471,538)	—	(105,000)
Balance at March 31, 2013	$617,274	$—	$706,560	$1,013,000	$2,438,781

Fair value of net derivative assets (liabilities) at:
March 31, 2013	$4,652	$—	$(1,108)	$123	$(18,758)
December 31, 2012	$5,781	$(1,258)	$(1,719)	$168	$(10,836)

Maturity	Apr. 2013 – Jun. 2013	—	Mar. 2013 – May 2013	Feb. 2015 – May 2016	Mar. 2013 – May 2027

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

IRLCs

IRLCs represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage applicant, whereby the interest rate is set prior to funding. The loan commitment binds us (subject to the loan approval process) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. The borrower is not obligated to obtain the loan, thus we are subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Our interest rate exposure on these derivative loan commitments is hedged with derivatives, including forward contracts. We enter into forward contracts with respect to fixed rate loan commitments.

MSRs at Fair Value

The MSRs which we measure at fair value are subject to interest rate risk as the mortgage loans underlying the MSRs permit the borrowers to prepay the loans. Therefore, the fair value of these MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Effective April 1, 2013, we terminated our hedging program for fair value MSRs. Prior to their termination, we used economic hedges including interest rate swaps, U.S. Treasury futures and forward contracts to minimize the effects of loss in value of these MSRs associated with increased prepayment activity that generally results from declining interest rates.

29

MSR Purchase

In March 2013, we entered into an interest rate swap to hedge the impact on cash flows of changes in the purchase price to be paid for MSRs acquired from Ally Bank. This purchase was forecasted to occur in stages with the purchase price subject to adjustment based on changes in the 10-year swap rate between the date of the MSR purchase agreement and the date of each closing. We entered into an interest rate swap with a notional amount sufficient to yield changes in the fair value of the interest rate swap in response to changes in the swap rate that were essentially equal to and offsetting to changes in the purchase price of the MSRs. We designated the swap as a hedge for accounting purposes. We completed the transaction in April and terminated the swap agreement at the same time. See Note 25 – Subsequent Events for additional information regarding this transaction.

The following summarizes our use of derivatives at March 31, 2013 and the gains (losses) on those derivatives for the three months then ended. The table also indicates whether or not each derivative was designated as a hedge for accounting purposes at March 31, 2013:

Purpose	Expiration Date	Notional Amount	Fair Value (1)	Gains / (Losses)	Consolidated Statement of Operations Caption
Interest rate risk of borrowings
Interest rate swaps
Not designated as qualifying hedges:
Hedge the effects of a change in 1ML on borrowing under an advance funding facility (2)	2013	$250,000	$(1,569)	$1,143	Other, net
Hedge the effects of a change in the lender’s CP rate and 1ML on borrowing under an advance funding facility (3)	2013	297,180	(1,917)	1,028	Other, net
Total not designated as hedges		547,180	(3,486)	2,171

Designated as qualifying hedges:
Hedge the effects of changes in 1ML or the lenders’ CP rate on advance funding facilities (4)	2015	201,892	(7,801)	(55)	AOCL
Hedge the effects of changes in 1ML or the lenders’ CP rate on advance funding facilities (5)	2015	217,209	(1,915)	285	AOCL
Total designated as hedges		419,101	(9,716)	230
Total swaps		966,281	(13,202)	2,401

Interest rate caps
Not designated as hedges:
Hedge the effects of changes in 1ML on advance funding facilities	2015-2016	1,013,000	123	46	Other, net
Total hedges of debt		1,979,281	(13,079)	2,447

Interest rate risk of MSRs
Not designated as qualifying hedges:
Interest rate swaps	2014-2027	222,500	1,597	(2,480)	Other net; Servicing and origination
U.S. Treasury futures	—	—	—	(1,149)	Other, net
Forward MBS trades	—	—	—	(2,667)	Other, net
Total hedges of MSRs		222,500	1,597	(6,296)

Risk of change in purchase price of MSRs
Designated as a qualifying hedge:
Interest rate swap (6)	2013	1,250,000	(7,153)	(7,153)	AOCL

Interest rate risk of mortgage loans held for sale and IRLCs
Not designated as qualifying hedges:
Forward MBS trades	2013	706,560	(1,108)	10,189	Loss on loans held for sale, net

IRLCs	2013	617,274	4,652	(1,237)	Loss on loans held for sale, net
Total derivatives		$4,775,615	$(15,091)	$(2,050)
30

(1)	Derivatives are reported at fair value in Receivables, Other assets or in Other liabilities on our unaudited Consolidated Balance Sheets.
(2)	We discontinued hedge accounting for this hedging relationship effective July 1, 2011 and began amortizing to earnings the $6.2 million of deferred losses in accumulated other comprehensive income. In September 2012, we repaid the advance facility and wrote-off the remaining $2.3 million of unamortized deferred losses in AOCL.
(3)	The hedging relationship was terminated when the advance facility was assumed on March 5, 2012 by HLSS. At that time, we wrote-off the $6.0 million of deferred losses in AOCL. See Note 4 – Asset Sales and Financing and Note 14 – Match Funded Liabilities for additional information.

(4)	Monthly settlements on this forward-starting swap begin June 2013.
(5)	Projected net settlements on the swap for the next twelve months total approximately $5.3 million of payments to the counterparties.
(6)	This swap was closed out on April 15, 2013 concurrent with the closing of the last stage of the MSR purchase.

Included in AOCL at March 31, 2013 and December 31, 2012, respectively, were $16.1 million and $9.9 million of deferred unrealized losses, before taxes of $6.1 million and $3.6 million, respectively, on the interest rate swaps that we designated as cash flow hedges. The change in deferred unrealized losses on cash flow hedges includes $6.9 million of losses recognized during the three months ended March 31, 2013, net of $0.7 million of losses reclassified to Other, net, because of the ineffectiveness of certain of the hedges. The statements of operations include the following related to derivative financial instruments for the three months ended March 31:

	2013	2012
Servicing and origination expense
Gains on economic hedges	$1,000	$—
Loss on loans held for resale, net
Gains (losses) on economic hedges	8,952	—
Other, net
Gains (losses) on economic hedges (1)	(5,079)	3,405
Ineffectiveness of cash flow hedges	(657)	63
Write-off of losses in AOCL for a discontinued hedge relationship	—	(772)
Write-off of losses in AOCL for hedge of a financing facility assumed by HLSS (See Note 4 – Asset Sales and Financing)	—	(5,958)
	$4,216	$(3,262)
(1)	Includes a gain of $3.4 million recognized during the three months ended March 31, 2012 from the termination of foreign exchange forward contracts.
31

Note 19	Interest Expense

The following table presents the components of interest expense:

Three Months Ended March 31	2013	2012
Match funded liabilities	$30,351	$31,115
Other borrowings (1)	60,523	14,222
Debt securities:
3.25% Convertible Notes	—	153
10.875% Capital Trust Securities	—	710
Other	2,542	724
	$93,416	$46,924
(1)	Includes interest expense of $44.5 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively, related to financing liabilities recorded in connection with the HLSS Transactions. See Note 4 – Asset Sales and Financing and Note 15 – Other Borrowings for additional information.

Note 20	Basic and Diluted Earnings Per Share (EPS)

Basic EPS excludes common stock equivalents and is calculated by dividing net income attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted EPS by dividing net income attributable to Ocwen, as adjusted to add back preferred stock dividends and interest expense net of income tax on the Convertible Notes, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards, the Preferred Shares and the Convertible Notes. The following is a reconciliation of the calculation of basic EPS to diluted EPS:

Three Months Ended March 31	2013	2012
Basic EPS:
Net income attributable to Ocwen common stockholders	$42,576	$19,349

Weighted average shares of common stock	135,638,567	130,649,595

Basic EPS	$0.31	$0.15

Diluted EPS:
Net income attributable to Ocwen common stockholders	$42,576	$19,349
Preferred stock dividends (1)	—	—
Interest expense on Convertible Notes, net of income tax (2)	—	99
Adjusted net income attributable to Ocwen	$42,576	$19,448

Weighted average shares of common stock	135,638,567	130,649,595
Effect of dilutive elements:
Preferred Shares (1)	—	—
Convertible Notes (2)	—	4,057,736
Stock options	3,902,390	3,337,571
Common stock awards	18,200	1,368
Dilutive weighted average shares of common stock	139,559,157	138,046,270

Diluted EPS	$0.31	$0.14

Stock options excluded from the computation of diluted EPS:
Anti-dilutive(3)	—	151,250
Market-based(4)	1,535,000	558,750
(1)	The effect of our Preferred Shares on diluted EPS is computed using the if-converted method. We assumed no conversion to common shares for the first quarter of 2013 because the effect was anti-dilutive.
(2)	Prior to the redemption of the 3.25% Convertible Notes in March 2012, we also computed their effect on diluted EPS using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, were added back to net income. We issued 4,635,159 shares of common stock upon conversion of $56.4 million of the Convertible Notes.
(3)	These stock options were anti-dilutive because their exercise price was greater than the average market price of our stock.
(4)	Shares that are issuable upon the achievement of certain performance criteria related to OCN’s stock price and an annualized rate of return to investors.
32

Note 21	Business Segment Reporting

Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. A brief description of our current business segments is as follows:

Servicing. This segment is primarily comprised of our core residential servicing business. We provide residential and commercial mortgage loan servicing, special servicing and asset management services. We earn fees for providing these services to owners of the mortgage loans and foreclosed real estate. In most cases, we provide these services either because we purchased the MSRs from the owner of the mortgage, retained the MSRs on the sale of residential mortgage loans or because we entered into a subservicing or special servicing agreement with the entity that owns the MSR. Our residential servicing portfolio includes both agency and non-agency loans. Non-agency loans include prime and subprime loans which represent residential loans that generally did not qualify under GSE guidelines or have subsequently become delinquent.

Lending. The Lending segment is focused on originating and purchasing agency-conforming residential mortgage loans mainly through our correspondent lending business. We also commenced a direct lending business to pursue refinancing opportunities from our existing portfolio, where permitted. The loans are typically sold shortly after origination into a liquid market on a servicing retained basis.

Corporate Items and Other. Corporate Items and Other includes items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash, corporate debt and certain corporate expenses. Business activities that are not considered to be of continuing significance include subprime loans held for sale (at lower of cost or fair value), investments in unconsolidated entities and affordable housing investment activities. Corporate Items and Other also included the diversified fee-based businesses that we acquired as part of the Homeward Acquisition and the ResCap Acquisition and subsequently sold.

We allocate interest income and expense to each business segment for funds raised or for funding of investments made, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. We also allocate expenses generated by corporate support services to each business segment.

Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations

Three Months Ended March 31, 2013:

Revenue	$376,084	$13,908	$16,712	$(45)	$406,659
Operating expenses (1)	211,505	11,098	20,968	(45)	243,526
Income (loss) from operations	164,579	2,810	(4,256)	—	163,133
Other income (expense), net:
Interest income	(614)	4,780	1,019	—	5,185
Interest expense (1)	(90,460)	(2,829)	(127)	—	(93,416)
Other	(26,085)	267	2,251	—	(23,567)
Other income (expense), net	(117,159)	2,218	3,143	—	(111,798)
Income (loss) before income taxes	$47,420	$5,028	$(1,113)	$—	$51,335

Three Months Ended March 31, 2012:

Revenue	$164,192	$—	$658	$(304)	$164,546
Operating expenses (1)	82,879	—	3,395	(147)	86,127
Income (loss) from operations	81,313	—	(2,737)	(157)	78,419
Other income (expense), net:
Interest income	—	—	2,312	—	2,312
Interest expense (1)	(46,526)	—	(398)	—	(46,924)
Other	(310)	—	(3,535)	157	(3,688)
Other income (expense), net	(46,836)	—	(1,621)	157	(48,300)
Income (loss) before income taxes	$34,477	$—	$(4,358)	$—	$30,119

Total Assets
March 31, 2013	$5,713,500	$430,915	$1,103,600	$—	$7,248,015

December 31, 2012	$4,461,755	$551,733	$658,394	$—	$5,671,882

March 31, 2012	$3,530,184	$—	$964,327	$—	$4,494,511
(1)	Depreciation and amortization expense are as follows:
33

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Three Months Ended March 31, 2013:
Depreciation expense	$2,699	$234	$1,580	$4,513
Amortization of MSRs	47,883	—	—	47,883
Amortization of debt discount	424	—	—	424
Amortization of debt issuance costs – SSTL	894	—	—	894

Three Months Ended March 31, 2012:
Depreciation expense	$255	$—	$578	$833
Amortization of MSRs	14,314	—	—	14,314
Amortization of debt discount	745	—	—	745
Amortization of debt issuance costs – SSTL	920	—	—	920
Note 22	Related Party Transactions

Relationship with Executive Chairman of the Board of Directors

Ocwen’s Executive Chairman of the Board of Directors, William C. Erbey, also serves as Chairman of the Board of Altisource, HLSS, Altisource Residential Corporation (Residential) and Altisource Asset Management Corporation (AAMC). As a result, he has obligations to Ocwen as well as to Altisource, HLSS, Residential and AAMC. As of March 31, 2013, Mr. Erbey owned or controlled approximately 13% of the common stock of Ocwen, approximately 26% of the common stock of Altisource, approximately 2% of the common stock of HLSS, approximately 24% of the common stock of Residential and approximately 24% of the common stock of AAMC.

Relationship with Altisource

Under the Services Agreement, Altisource provides various business process outsourcing services, such as valuation services and property preservation and inspection services, among other things. Altisource also provides certain technology products and support services to Ocwen under the Technology Products Services Agreement and the Data Center and Disaster Recovery Services Agreement. In addition, under the Data Access and Services Agreement, Ocwen has agreed to make available to Altisource certain data from Ocwen’s servicing portfolio in exchange for a per asset fee.

Under the Support Services Agreement, Ocwen and Altisource provide to each other services which are similar to those that Ocwen and Altisource provided to each other pursuant to the former Transition Services Agreement that expired August 10, 2012. These services are provided in such areas as human resources, vendor management, corporate services, accounting, tax matters, risk management, law and consumer psychology. The Support Services Agreement has an initial term of five years.

In connection with the sale to Altisource of the diversified fee-based business acquired in connection with the Homeward Acquisition, Ocwen agreed to extend to August 31, 2025 the terms of the Services Agreement, the Technology Products Services Agreement, the Data Center and Disaster Recovery Services Agreement and the Intellectual Property Agreement with Altisource. In addition, Ocwen agreed to expand the terms of the Services Agreement to apply to the services as they relate to the Homeward servicing platform and further to establish Altisource as the exclusive provider of such services as they relate to the Homeward servicing platform. In addition, Ocwen agreed not to establish similar fee-based businesses (or establish relationships with other companies engaged in the line of similar fee-based businesses) that would directly or indirectly compete with diversified fee-based businesses as they relate to the Homeward servicing platform acquired by Altisource.

Certain services provided by Altisource under these contracts are charged to the borrower and/or loan investor. Accordingly, such services, while derived from our loan servicing portfolio, are not reported as expenses by Ocwen. These services include residential property valuation, residential property preservation and inspection services, title services and real estate sales.

Our business is currently dependent on many of the services and products provided under these long-term contracts which are effective through 2025. The contracts include renewal provisions. We believe the rates charged under these agreements are market rates as they are materially consistent with one or more of the following: the fees charged by Altisource to other customers for comparable services and the rates Ocwen pays to or observes from other service providers.

As disclosed in Note 3 – Business Acquisitions, on March 31, 2013 Ocwen acquired from Altisource its 49% equity interest in Correspondent One.

On December 27, 2012, we entered into a senior unsecured term loan facility agreement with Altisource and borrowed $75.0 million. The proceeds of this loan were used to fund a portion of the Homeward Acquisition. Borrowings under the Unsecured Loan Agreement bear interest at a rate equal to the one-month Eurodollar Rate (1-Month LIBOR) plus 675 basis points with a Eurodollar Rate floor of 150 basis points. In February 2013, we repaid this loan in full.

Relationship with HLSS

Ocwen and HLSS Management entered into an agreement to provide to each other certain professional services including valuation analysis of potential MSR acquisitions, treasury management services and other similar services, legal, licensing and regulatory compliance support services, risk management services and other similar services.

As disclosed in Note 4 – Asset Sales and Financing, Ocwen has sold to HLSS certain Rights to MSRs and related servicing advances. OLS also entered into a subservicing agreement with HLSS on February 10, 2012 under which it will subservice the MSRs after legal ownership of the MSRs has been transferred to HLSS.

Relationship with Residential

On December 21, 2012, OMS entered into a 15-year servicing agreement with Altisource Residential, L.P., the operating partnership of Residential, pursuant to which Ocwen will service residential mortgage loans acquired by Residential and provide loan modification, assisted deed-in-lieu, assisted deed-for-lease and other loss mitigation programs.

On February 14, 2013, OLS sold a pool of non-performing residential mortgage loans to Altisource Residential, L.P. pursuant to a Master Mortgage Loan Sale Agreement. The aggregate purchase price for the pool of loans was $64.4 million.

Relationship with AAMC

On December 11, 2012, Mr. Erbey received 52,589 shares of AAMC restricted stock pursuant to the Altisource Asset Management Corporation 2012 Special Equity Incentive Plan and a Special Restricted Stock Award Agreement in his capacity as Chairman of the Board of AAMC and Altisource.

On December 11, 2012, Ronald M. Faris, our President and Chief Executive Officer and a director of Ocwen, received 29,216 shares of AAMC restricted stock pursuant to the Altisource Asset Management Corporation 2012 Special Equity Incentive Plan and a Special Restricted Stock Award Agreement, in connection with the services he provides AAMC through his employment with Ocwen.

Relationship with Former Owner of Homeward

As disclosed in Note 1 – Summary of Significant Accounting Policies, we completed the Homeward Acquisition on December 27, 2012. As consideration for the Homeward Acquisition, Ocwen paid an aggregate purchase price of approximately $766 million, of which approximately $604 million was paid in cash and $162 million was paid in 162,000 Preferred Shares issued to certain private equity firms ultimately controlled by WL Ross & Co. LLC (the Funds), that will pay a dividend of 3.75% per annum on a quarterly basis. Each Preferred Share, together with any accrued and unpaid dividends, may be converted into shares of Ocwen common stock at the option of the holder at a conversion price equal to $31.79. Mr. Ross, a director of Ocwen, is the Chairman and Chief Executive Officer of WL Ross & Co. LLC and Invesco Private Capital, Inc. and the managing member of El Vedado, LLC, each of which directly or indirectly controls the Funds.

The following table summarizes our revenues and expenses related to the various service agreements with Altisource and HLSS for periods indicated, and amounts receivable from or payable to at the dates indicated:

Three Months Ended March 31	2013	2012
Revenues and Expenses:
Altisource:
Revenues	$4,233	$3,612
Expenses	11,692	6,530
HLSS:
Revenues	$112	$10
Expenses	491	251

	March 31, 2013	December 31, 2012
Net Receivable (Payable)
Altisource	$(40,376)	$(5,971)
HLSS	20,540	(25,524)
	$(19,836)	$(31,495)
Note 23	Regulatory Requirements

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

Note 24	Commitments and Contingencies

We are subject to various pending legal proceedings, including those subject to loss sharing and indemnification provisions of our various acquisitions. In our opinion, the resolution of those proceedings will not have a material effect on our financial condition, results of operations or cash flows.

Litigation Contingencies

In September 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc. (ABFS) brought an action against multiple defendants, including Ocwen, in Bankruptcy Court. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by Ocwen of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. The Trustee filed an amended complaint in March 2007 alleging various claims against Ocwen including turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100.0 million and punitive damages jointly and severally against all defendants. In April 2008, Ocwen filed an answer denying all charges and a counterclaim for breach of contract, fraud, negligent misrepresentation and indemnification in connection with the MSR purchase transaction. On August 30, 2012, the Bankruptcy Court entered an order granting Ocwen’s motion for partial summary judgment and denying the Trustee’s motion for partial summary judgment. This order effectively rejects the bulk of the Trustee’s damage claims against Ocwen. In light of this order, the parties entered into a definitive written settlement agreement that provides for a final resolution and termination of this matter. This settlement has been approved by the Bankruptcy Court, and Ocwen’s involvement in the matter has ended. This settlement did not have a material effect on our financial condition, results of operations or cash flows.

Regulatory Contingencies

We are subject to a number of pending federal and state regulatory investigations, examinations, inquiries, requests for information and/or other actions. In July 2010, OLS received two subpoenas from the Federal Housing Finance Agency as conservator for Freddie Mac and Fannie Mae in connection with ten private label mortgage securitization transactions where Freddie Mac and Fannie Mae have invested. The transactions include mortgage loans serviced but not originated by OLS or its affiliates. On November 24, 2010, OLS received a Civil Investigative Demand (CID) from the FTC requesting documents and information regarding various servicing activities. On June 6, 2012, the FTC notified OLS that it had referred this CID to the CFPB. On November 7, 2011, OLS received a CID from the Attorney General’s Office of the Commonwealth of Massachusetts requesting documents and information regarding certain foreclosures executed in Massachusetts. On January 18, 2012, OLS received a subpoena from the New York Department of Financial Services (NY DFS) requesting documents regarding OLS’ policies, procedures and practices regarding lender-placed or “force-placed” insurance which is required to be provided for borrowers who allow their hazard insurance policies to lapse. Separately, on December 5, 2012, we entered into a Consent Order with the NY DFS in which we agreed to the appointment of an independent Monitor to oversee our compliance with the Agreement on Servicing Practices. Ocwen’s understanding is that NY DFS has selected the firm which will act as the Monitor, and we intend to continue to cooperate with the NY DFS and the Monitor once the NY DFS and the Monitor finalize the terms of the engagement. On August 13, 2012, OLS received a request from the Multi-State Mortgage Committee of the Conference of State Bank Supervisors (MMC) to provide information and data relating to our loan servicing portfolio, including loan count and volume data, loan modifications, fees assessed, delinquencies, short sales, loan-to-value data and rating agency reports. The MMC, along with the CFPB, certain state Attorneys General and other agencies who were involved in the National Mortgage Settlement executed on February 9, 2012 by the five large banks, also requested that we indicate our position on behalf of OLS and Litton on the servicing standards and consumer relief provisions contained in that settlement.

We are cooperating with and providing requested information to each of the agencies involved in the foregoing actions. Specifically in response to the request from the MMC, CFPB, state Attorneys General and other agencies, we indicated our willingness to adopt the servicing standards set out in the National Mortgage Settlement with certain caveats. We further indicated our willingness to undertake various consumer assistance commitments in the form of loan modifications and other foreclosure avoidance alternatives. On February 26, 2013, the MMC, CFPB and state Attorneys General requested that we consider a proposal to contribute to a consumer relief fund that would provide cash payments to borrowers foreclosed upon by OLS and various entities we have acquired.  We believe the maximum liability under this proposal would be approximately $135.0 million.  We do not believe such a contribution from us is warranted under the circumstances and have so notified the requesting parties. Nevertheless, in an attempt to bring finality to this matter, we have entered into discussions with the requesting parties while reserving all our rights and defenses.  It is reasonably possible, however, that a resolution may not be concluded in which case legal proceedings could ensue which we would defend vigorously.  At this time, the amounts, if any, that ultimately could be incurred with regard to this matter are not reasonably estimable.

On November 30, 2012, prior to our completion of the Homeward Acquisition, two CIDs were issued to Homeward by the U.S. Department of Justice, Eastern District of Texas, as part of an investigation of whether Homeward violated the False Claims Act in connection with its participation in HAMP. We were advised by Homeward that documents and information have been provided pursuant to these CIDs. The investigation remains open, and we intend to cooperate in the event there are further informational requests.

As part of the ResCap Acquisition, OLS is required to service the ResCap loans in accordance with the requirements of the National Mortgage Settlement, although OLS is not responsible for any payment, penalty or financial obligation, including but not limited to providing Ally’s share of financial relief to borrowers under that settlement. The Office of Mortgage Settlement Oversight, which is responsible for monitoring compliance with obligations under the National Mortgage Settlement, issued a report on February 14, 2013 confirming that Ally/ResCap have completed its minimum consumer relief obligations.

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

In addition to these matters, Ocwen receives periodic inquires, both formal and informal in nature, from various state and federal agencies as part of those agencies’ oversight of the mortgage servicing sector. Such ongoing inquiries, including those into servicer foreclosure processes, could result in additional actions by state or federal governmental bodies, regulators or the courts that could result in an extension of foreclosure timelines, which may be applicable generally to the servicing industry or to us in particular. In addition, a number of our match funded advance facilities contain provisions that limit the eligibility of advances to be financed based on the length of time that advances are outstanding, and two of our match funded advance facilities have provisions that limit new borrowings if average foreclosure timelines extend beyond a certain time period, either of which, if such provisions applied, could adversely affect liquidity by reducing our average effective advance rate. Increases in the amount of advances and the length of time to recover advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for advances could result in increased borrowings, reduced cash and higher interest expense which could negatively impact our liquidity and profitability.

Loan Put-Back and Related Contingencies

In several recent court actions, mortgage loan sellers against whom repurchase claims have been asserted based on alleged breaches of representations and warranties are defending on various grounds including the expiration of statutes of limitation, lack of notice and opportunity to cure and vitiation of the obligation to repurchase as a result of foreclosure or charge off of the loan. Ocwen is not a party to any of the actions, but we are the servicer for certain securitizations involved in such actions. In connection with these actions, Ocwen is in the process of negotiating tolling agreements with respect to its role as servicer for a very small number of securitizations and may enter into additional tolling agreements in the future. Should Ocwen be made a party to these or similar actions, we may need to defend allegations that we failed to service loans in accordance with applicable agreements and that such failures prejudiced the rights of repurchase claimants against loan sellers. We believe that any such allegations would be without merit and, if necessary, would vigorously defend against them. If, however, we were required to compensate claimants for losses related to seller breaches of representations and warranties in respect of loans we service, then our business, financial condition and results of operations could be adversely affected.

Note 25	Subsequent Events

Genworth Acquisition

On October 26, 2012, Ocwen and Genworth Financial, Inc. (GNW) entered into an agreement whereby Ocwen will acquire Genworth Financial Home Equity Access, Inc. for approximately $22.0 million in cash. The company, which will be renamed Liberty Home Equity Solutions, Inc. is the leading reverse mortgage originator based on January 2013 industry data with strong positions in both retail and wholesale originations. The acquisition closed on April 1, 2013.

Ally Bank MSR Acquisition

On March 8, 2013, OLS and Ally Bank, a wholly owned subsidiary of Ally, entered into a Mortgage Servicing Rights Purchase and Sale Agreement whereby OLS agreed to acquire Freddie Mac and Fannie Mae MSRs and the servicing advances related to loans with a UPB of approximately $85.0 billion as of January 31, 2013. We also agreed to acquire MSRs related to loans with an estimated UPB of $5.0 billion from commitments made by Ally prior to February 28, 2013. The estimated purchase price was approximately $600.0 million, net of assumed liabilities. We assumed the origination representation and warranty obligations in connection with a majority of the acquired MSRs. The transaction will close in stages, with the initial closing on April 1, 2013 and the final closing expected in July 2013. We had been subservicing these MSRs via a prior agreement with ResCap on behalf of Ally under a subservicing contract assumed by us in connection with the ResCap Acquisition.

Sale of ResCap Fee-Based Businesses to Altisource

On April 12, 2013, Ocwen and OMS entered into an Agreement (the “Agreement”) with Altisource to extend terms related to the existing servicing arrangements between Altisource and Ocwen for mortgage servicing assets acquired from ResCap.

The Agreement provides that during the term of the existing servicing arrangements (which currently have terms expiring on August 31, 2025, subject to certain renewal rights) between Altisource and Ocwen, (i) Altisource will be the exclusive provider, except as prohibited by applicable law, to Ocwen and all of its subsidiaries and affiliates, of certain services related to the ResCap business; (ii) Ocwen will not establish similar fee-based businesses that would directly or indirectly compete with Altisource services as they relate to the ResCap business; and (iii) Ocwen and all of its subsidiaries and affiliates will market and promote the utilization of Altisource’s services to their various third party relationships. Additionally, the parties agreed to use commercially reasonable best efforts to ensure that the loans associated with the ResCap business are boarded onto Altisource’s mortgage servicing platform. The cash consideration paid or payable by Altisource to Ocwen under the Agreement totals $128.8 million, $80.0 million of which was paid on April 12, 2013, with the remaining $48.8 million to be paid in monthly installments for up to five months following the closing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands, Except Share Data or If Otherwise Indicated)

INTRODUCTION

The following discussion of our results of operations, change in financial condition and liquidity should be read in conjunction with our unaudited Interim Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERVIEW

Significant Events Summary

Significant events affecting the first quarter of 2013 include:

•	On February 15, 2013, we completed the ResCap Acquisition:

o	Acquired MSRs to “private label” loans of approximately $49.6 billion in UPB, $19.2 billion of Freddie Mac loans, $38.5 billion of Ginnie Mae loans and $42.1 billion of loans under master servicing agreements. We also assumed the subservicing contracts for approximately $25.9 billion of loans. In addition, until certain consents and court approvals are obtained by ResCap, we will subservice approximately $9.0 billion of UPB of private label MSRs that will remain with the ResCap estate. When such consents and approvals are obtained, we expect to purchase those MSRs as well.

o	Paid an aggregate purchase price, net of assumed liabilities, of approximately $2.1 billion, subject to post-closing adjustments. Funded the acquisition with $1.2 billion in servicing advance facilities (two new and one existing) and the deployment of $840.0 million of proceeds from a new $1.3 billion SSTL facility.

o	Used a portion of the proceeds from the new SSTL to pay $328.6 million to retire the existing SSTL facility and $75.0 million to retire the senior unsecured loan agreement with Altisource.

o	Acquired total assets of approximately $2.0 billion, including $1.6 billion of servicing advances and $393.9 million of MSRs. Assumed liabilities of $74.3 million, primarily representing accruals for compensatory fees for foreclosures that may ultimately exceed investor timelines. We recognized goodwill of $204.7 million in connection with the acquisition.

o	Added approximately 2,450 employees.

o	Provided subservicing for approximately $130.0 billion in UPB of Ally Bank loans. In April, we acquired the MSRs related to $84.6 billion in UPB from Ally Bank, terminating the subservicing contract with respect to the acquired MSRs.
•	During the first quarter, we retained MSR assets of $28.7 million on sales of residential mortgage loans with a UPB of $2.6 billion.
•	In March we completed a sale to HLSS of Rights to MSRs for loans with approximately $15.9 billion of UPB together with the related match funded servicing advances of $703.2 million:

o     Received cash proceeds of $814.3 million.

o	Reduced match funded liabilities by $625.8 million representing the repayment of the associated match funded debt.
o	Accounted for the transaction as a financing until the required third party consents are obtained and legal ownership of the MSRs transfers to HLSS. Ocwen initially sold Rights to MSRs to HLSS rather than the MSRs. As a result, the MSRs remain on our balance sheet and continue to be amortized, and we have recognized a financing liability. The amount of servicing revenues recognized is unchanged as a result of the HLSS Transactions. HLSS purchased the Rights to MSRs for $3.7 million more than Ocwen’s carrying value at the date of sale. This amount will be realized over time as the MSRs amortize.
o	Increased interest expense because the interest on the portion of the sales proceeds accounted for as a financing is greater than the interest on the match funded liabilities that were assumed by HLSS or repaid, principally because Ocwen is also compensating HLSS for the cost of capital used to fund the transactions.

o    Realized a portion of our deferred tax assets related to the Rights to MSRs.

•	On March 28, 2013, we closed on the sale of the Homeward diversified fee-based businesses to Altisource and received cash proceeds of $87.0 million. Reduced related goodwill recognized in connection with the Homeward acquisition.
40

In addition to the transactions above which we completed during the first quarter of 2013, we subsequently closed on the following transactions:

•	On April 1, 2013, we completed the acquisition of Fannie Mae MSRs and the servicing advances from Ally Bank related to loans with a UPB of approximately $63.4 billion. On April 15, 2013, we completed a second acquisition from Ally Bank of Freddie Mac MSRs related to loans with a UPB of approximately $21.2 billion. In addition, we assumed the origination representation and warranty obligations in connection with the majority of the acquired MSRs. The total purchase price was approximately $600.0 million. As disclosed above, we previously subserviced these loans on behalf of Ally Bank under a subservicing contract assumed by us in connection with the ResCap Acquisition. Upon closing these transactions in April, we also terminated the interest rate swap agreements we had entered into to hedge against changes in the price of the MSRs. Because the final purchase price is dependent on certain market rates, upon entering into the Mortgage Servicing Rights Purchase and Sale Agreement with Ally Bank in March 2013, we entered into interest rate swap agreements with a notional amount of $1.2 billion to hedge against changes in the price of the MSRs due to changes in swap rates. We designated these derivative instruments as hedges.
•	On April 1, 2013, we completed the acquisition of Genworth Financial Home Equity Access, Inc. for approximately $22.0 million in cash. The company, which has been renamed Liberty Home Equity Solutions, Inc., is the leading reverse mortgage originator based on industry data for January 2013 with strong positions in both retail and wholesale originations. There is sizable untapped potential in the reverse mortgage market that could sustain future growth. Based on CFPB data, we estimate the total potential size of the reverse mortgage market at $1.9 trillion, of which only about 10% has been penetrated to date.

Market Outlook

We expect that other non-prime and prime servicing platforms and servicing portfolios will come to market in the next several months. We are currently tracking potential MSR acquisition opportunities with a total UPB of approximately $375.0 billion. We believe that servicing and subservicing opportunities with an aggregate UPB of up to $1.0 trillion could come to market in the next 2 to 3 years. To the extent that we find these opportunities to be attractive, we believe that we are positioned to effectively compete for such opportunities in light of our low cost and our high-quality servicing platform. Our technology also provides us the ability to quickly scale our servicing operations to handle acquired loan portfolios.

Operations Summary

Our business (Homeward Acquisition on December 27, 2012 and ResCap Acquisition on February 15, 2013) and MSR asset acquisitions during the second and third quarters of 2012 have significantly affected our consolidated operating results for the three months ended March 31, 2013. The operating results of the Homeward and ResCap businesses are included in our operating results from their respective acquisition dates.

The following table summarizes our consolidated operating results for the three months ended March 31, 2013 and 2012. We have provided a more complete discussion of operating results by line of business in the Segment Results and Financial Condition section.

	2013	2012	$ Change	% Change
Consolidated:
Revenue:
Servicing and subservicing fees	$369,309	$155,103	$214,206	138%
Gain on loans held for sale, net	6,749	—	6,749	—
Other	30,601	9,443	21,158	224
Total revenue	406,659	164,546	242,113	147
Operating expenses	243,526	86,127	157,399	183
Income from operations	163,133	78,419	84,714	108
Other income (expense):
Interest expense	(93,416)	(46,924)	(46,492)	99
Other	(18,382)	(1,376)	(17,006)	1,236
Other expense, net	(111,798)	(48,300)	(63,498)	131
Income before income taxes	51,335	30,119	21,216	70
Income tax expense	6,188	10,770	(4,582)	(43)
Net income	45,147	19,349	25,798	133
Preferred stock dividends	(1,485)	—	(1,485)	—
Deemed dividend related to beneficial conversion feature of preferred stock	(1,086)	—	(1,086)	—
Net income attributable to Ocwen common stockholders	$42,576	$19,349	$23,227	120

Segment income (loss) before income taxes:
Servicing	$47,420	$34,477	$12,943	38%
Lending	5,028	—	5,028	—
Corporate Items and Other	(1,113)	(4,358)	3,245	(74)
	$51,335	$30,119	$21,216	70

Three Months Ended March 2013 versus March 2012. Servicing and subservicing fee revenues for 2013 were higher than 2012 primarily as a result of 238% growth in the average UPB of the residential servicing portfolio. The Homeward and ResCap Acquisitions, as well as MSR asset acquisitions completed in the second and third quarters of 2012, contributed to the growth in the average size of the portfolio as compared to the first quarter of 2012. This increase was offset in part by a decrease in the portfolio mix of servicing versus subservicing. Under subservicing arrangements, where we do not pay for the MSR, we earn lower fees. However, lower fees earned under subservicing contracts are offset by lower amortization of MSRs and interest expense on advance financing. The combined servicing and subservicing fee revenues generated by the Homeward and ResCap portfolios during the first quarter of 2013 were $160.1 million.

Operating expenses increased as a result of the Homeward and ResCap Acquisitions which added approximately $159.0 million of operating expenses in the first quarter of 2013.

Other expense, net increased primarily as a result of an increase in interest expense that was largely related to financing liabilities recorded in connection with the HLSS Transactions. In addition, we recognized a loss of $17.0 million on the redemption of debt, primarily related to our early termination of the previous SSTL that we replaced with a new SSTL to finance the ResCap Acquisition. This loss is comprised of the write-off of unamortized discount and deferred financing costs.

In spite of a $21.2 million increase in income before income taxes, income tax expense declined $4.6 million as our effective tax rate for the first quarter of 2013 declined to 12.1% as compared to 35.8% for the first quarter of 2012. Income tax provisions for interim periods are based on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes and foreign tax rates, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes and changes in the liability for selected tax items. Our actual effective tax rate in the future will vary depending on the mix of U.S. and foreign assets and operations.

Change in Financial Condition Summary

Our balance sheet has increased as a result of the ResCap Acquisition, partially offset by the HLSS Transactions completed during the quarter. The following table summarizes our consolidated balance sheet at the dates indicated. We provide a more complete discussion of our balance sheet in the Segments section.

	March 31, 2013	December 31, 2012	$ Change	% Change
Cash	$663,405	$220,130	$443,275	201%
Loans held for sale, at fair value	295,514	426,480	(130,966)	(31)
Advances and match funded advances	3,966,255	3,233,707	732,548	23
Mortgage servicing rights, at amortized cost	1,052,168	676,712	375,456	55
Mortgage servicing rights, at fair value	84,534	85,213	(679)	(1)
Deferred tax assets, net	95,137	92,136	3,001	3
Goodwill	503,617	371,083	132,534	36
Debt service accounts	134,157	88,748	45,409	51
Other	453,228	477,673	(24,445)	(5)
Total assets	$7,248,015	$5,671,882	$1,576,133	28

Match funded liabilities	$2,982,984	$2,532,745	$450,239	18%
Other borrowings	1,987,894	1,096,679	891,215	81
Other	471,007	277,664	193,343	70
Total liabilities	5,441,885	3,907,088	1,534,797	39
Mezzanine equity	154,458	153,372	1,086	1
Total stockholders’ equity	1,651,672	1,611,422	40,250	2
Total liabilities, mezzanine equity and stockholders’ equity	$7,248,015	$5,671,882	$1,576,133	28

Loans held for sale, at fair value declined as sales exceeded origination volume for the quarter. Advances and match funded advances acquired in connection with the ResCap Acquisition more than offset collections and the sale of advances to HLSS. MSRs increased as a result of the ResCap Acquisition and new MSRs generated from our lending activities during the period. The increase in goodwill is the result of goodwill recorded as part of the ResCap Acquisition offset in part by the derecognition of goodwill assigned to the diversified fee-based business we acquired in the Homeward Acquisition and subsequently sold to Altisource.

Match funded liabilities increased to finance the advances acquired in the ResCap Acquisition which more than offset collections and reductions as a result of the sale of advances to HLSS. Other borrowings increased as a result of the new SSTL facility used to finance the ResCap Acquisition, partially offset by the repayment of the existing SSTL facility, the paydown of warehouse lines used to fund our lending business and the repayment of the $75.0 million unsecured loan from Altisource.

Mezzanine equity results from the issuance of $162.0 million of Preferred Shares issued as a portion of the consideration paid for the Homeward Acquisition. The increase in the balance is due to the amortization of the discount for the beneficial conversion feature.

Liquidity Summary

We meet our financing requirements using a combination of debt and equity capital. Our short-term financing needs arise primarily from our holding of mortgage loans pending sale and our obligations to advance certain payments on behalf of delinquent mortgage borrowers. Our long-term financing needs arise primarily from our investments in MSRs and the financial instruments that we may acquire to manage the interest rate risk associated with those investments, and from investments that we make in technology and other capital expenditures. The structure and mix of our debt and equity capital are primarily driven by our strategic objectives but are also influenced by our credit ratings and market conditions. Such ratings and market conditions affect the type of financing we are able to obtain and the rate at which we are able to grow.

We rely primarily on secured borrowings as the key component of our financing strategy. Our financing arrangements allow us to fund a portion of our servicing advances until they are recovered and to fund our loan originations on a short-term basis until the mortgage loans are sold to secondary market investors. See Note 14 – Match Funded Liabilities and Note 15 – Other Borrowings to the unaudited Interim Consolidated Financial Statements for additional information regarding the components of our debt.

We define liquidity as unencumbered cash balances plus unused collateralized advance financing capacity. At March 31, 2013, our cash position was $663.4 million compared to $220.1 million at December 31, 2012. We had no unused advance financing capacity at March 31, 2013 and December 31, 2012. Unused credit at March 31, 2013 was reduced to zero because we borrowed the maximum amount, given the available collateral, in order to fund the closing of the acquisition of MSRs and advances from Ally Bank in April. An additional borrowing under these facilities is limited by the amount of collateral pledged. At December 31, 2012, we had also borrowed the maximum amount, principally in order to support the Homeward Acquisition. In connection with the ResCap Acquisition, we entered into three new advance financing facilities in the first quarter of 2013 that had total borrowing capacity of $3.0 billion and available borrowing capacity of $580.4 million at March 31, 2013. In order to reduce fees charged by lenders (which we recognize as interest expense), we limit available borrowing capacity to a level that we consider prudent relative to the current levels of advances and match funded advances and to our anticipated funding needs for reasonably foreseeable changes in advances.

We regularly monitor and project cash flow to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on maintaining cash and available borrowing capacity that is sufficient to meet the needs of the business.

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

In executing our hedging strategy for the servicing business, we have attempted to neutralize the effect of increases in interest rates within a certain period on the interest paid on our variable rate advance financing debt. We determine our hedging needs based on the projected excess of variable rate debt over cash and float balances since the earnings on cash and float balances are a partial offset to our exposure to changes in interest expense. As of March 31, 2013, the notional amount of our outstanding swaps, excluding two forward swaps starting in June 2013, was greater than total outstanding variable rate debt excluding our SSTL and net of cash and float balances. Our excess swap positions do not currently affect our application of hedge accounting because a significant portion of our swaps are not designated to any hedging relationship and our hedging relationships do not consider cash and float balances. We also purchased interest rate caps as economic hedges (not designated as a hedge for accounting purposes) to minimize future interest rate exposure from increases in one-month LIBOR interest rates, as required by certain of our advance financing arrangements.

Our current hedging strategy principally focuses on variable rate advance and MSR financing debt. The interest rate on our variable rate SSTL is not currently part of our hedging strategy because it is considered essentially fixed as interest is computed using a 1-Month LIBOR floor that is well above 1-Month LIBOR. During the coming two years, our variable rate advance and MSR financing debt is projected to exceed the notional amount of our current swaps. Future variances between the projected excess of variable rate debt over cash and float balances and actual results could result in our becoming over-hedged or under-hedged.

Our MSRs that are measured at fair value are subject to interest rate risk as the mortgage loans underlying the servicing rights permit the borrowers to prepay the loans. Therefore, the value of these MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). We have entered into economic hedges including interest rate swaps, U.S. Treasury futures and forward contracts to minimize the effects of loss in value of the MSRs associated with increased prepayment activity that generally results from declining interest rates. Effective April 1, 2013, we modified our strategy for managing the risks of the underlying loan portfolio and no longer use derivative contracts to hedge against the effects of changes in the value of these MSRs. At that time, we terminated all remaining economic hedges related to our fair value MSRs.

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

See Note 18 – Derivative Financial Instruments to the unaudited Interim Consolidated Financial Statements for additional information regarding our use of derivatives.

CRITICAL ACCOUNTING POLICIES

Our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of future events. Our critical accounting policies relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail on pages 44 through 47 of Management’s Discussion and Analysis of Results of Operations and Financial Condition and in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed March 1, 2013. Such policies have not changed during the first quarter of 2013.

SEGMENT RESULTS AND FINANCIAL CONDITION

For each of our segments, the following section provides a discussion of the changes in financial condition during the three months ended March 31, 2013 and a discussion of pre-tax results of operations for the three months ended March 31, 2013 and 2012.

Servicing

Servicing involves the collection and remittance of principal and interest payments received from borrowers, the administration of mortgage escrow accounts, the collection of insurance claims, the management of loans that are delinquent or in foreclosure or bankruptcy, including making servicing advances, evaluating loans for modification and other loss mitigation activities and, if necessary, foreclosure referrals and REO sales on behalf of investors or other servicers. Master servicing involves the collection of payments from servicers and the distribution of funds to investors in mortgage and asset-backed securities and whole loan packages. We typically earn contractual monthly servicing fees pursuant to servicing agreements (which are typically payable as a percentage of UPB) as well as other ancillary fees on mortgage loans for which we own the MSRs. We also earn fees under both sub-servicing and special servicing arrangements with banks and other institutions that own the MSRs. We typically earn these fees either as a percentage of UPB or on a per loan basis.

The following table presents the results of operations of our Servicing segment for the three months ended March 31:

	2013	2012
Revenue
Servicing and subservicing fees:
Residential	$362,512	$153,661
Commercial	3,430	1,721
	365,942	155,382
Process management fees and other	10,142	8,810
Total revenue	376,084	164,192

Operating expenses
Compensation and benefits	73,927	23,761
Amortization of servicing rights	47,883	14,314
Servicing and origination	18,648	3,276
Technology and communications	24,339	7,668
Professional services	8,712	6,610
Occupancy and equipment	15,015	14,587
Other operating expenses	22,981	12,663
Total operating expenses	211,505	82,879

Income from operations	164,579	81,313

Other income (expense)
Interest income	(614)	—
Interest expense	(90,460)	(46,526)
Loss on debt redemption	(17,030)	—
Other, net	(9,055)	(310)
Total other expense, net	(117,159)	(46,836)

Income before income taxes	$47,420	$34,477

The following table provides selected Servicing operating statistics at, or for the three months ended, March 31:

	2013	2012	% Change
Residential Assets Serviced
UPB:
Performing loans (1)	$398,885,539	$71,202,762	460%
Non-performing loans	63,721,071	21,397,364	198
Non-performing real estate	6,847,922	5,840,340	17
Total residential assets serviced (2)	$469,454,532	$98,440,466	377

Agency loans (3)	$270,855,101	$8,872,520	2,953
Non Agency loans	198,599,431	89,567,946	122
Total residential loans serviced	$469,454,532	$98,440,466	377

Average residential assets serviced	$339,755,314	$100,440,043	238

Prepayment speed (average CPR)	20.1%	14.2%	42%

Percent of total UPB:
Servicing portfolio	58.4%	77.1%	(24)%
Subservicing portfolio	41.6	22.9	82
Non-performing residential assets serviced	15.0%	25.6%	(41)

Number of:
Performing loans (1)	2,518,624	516,417	388%
Non-performing loans	376,356	109,128	245
Non-performing real estate	36,626	29,965	22
Total number of residential assets serviced (2)	2,931,606	655,510	347
46

	2013	2012	% Change
Agency loans (3)	1,478,194	47,982	2,981
Non Agency loans	1,453,412	607,528	139
Total residential loans serviced	2,931,606	655,510	347

Average residential assets serviced	2,095,245	663,804	216

Percent of total number:
Servicing portfolio	59.3%	77.7%	(24)%
Subservicing portfolio	40.7	22.3	83
Non-performing residential assets serviced	14.1%	19.1%	(26)

Residential Servicing and Subservicing Fees
Loan servicing and subservicing	$266,435	$111,885	138%
HAMP fees	39,419	12,684	211
Late charges	25,790	18,845	37
Loan collection fees	6,365	3,328	91
Custodial accounts (float earnings)	1,616	787	105
Other	22,887	6,132	273
	$362,512	$153,661	136

Number of Completed Modifications
HAMP	8,170	3,467	136%
Non-HAMP	16,014	20,024	(20)
Total	24,184	23,491	3

Financing Costs
Average balance of advances and match funded advances	$3,768,947	$3,368,011	12%
Average borrowings (4)	3,595,596	2,812,360	28
Interest expense on borrowings (4)	43,437	42,337	3
Facility costs included in interest expense (4)	3,050	4,161	(27)
Discount amortization included in interest expense	424	745	(43)
Effective average interest rate (4)	4.83%	6.02%	(20)
Average 1-month LIBOR	0.20%	0.26%	(23)

Average Employment
India and other	4,266	4,525	(6)%
United States (5)	2,923	743	293
Total	7,189	5,268	36

Collections on Loans Serviced for Others	$14,445,914	$2,185,885	561%
(1)	Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)	At March 31, 2013, we serviced 1,094,664 subprime loans with a UPB of $161.2 billion. This compares to 747,908 subprime loans with a UPB of $113.4 billion at December 31, 2012 and 534,916 subprime loans with a UPB of $81.3 billion at March 31, 2012.

(3)	Agency loans at March 31, 2013 include 168,573 prime loans with a UPB of $42.2 billion that we subservice which consist primarily of jumbo loans which exceed conforming loan size limits set by Fannie Mae and Freddie Mac.
(4)	Excludes interest expense of $44.5 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively, related to financing liabilities that we recognized in connection with the HLSS Transactions. Also excludes an average of $321.8 million and $20.1 million of borrowings during the same periods. See Note 4 – Asset Sales and Financing to the unaudited Interim Consolidated Financial Statements for additional information regarding the HLSS Transactions.

(5)	The ResCap Acquisition and the Homeward Acquisition added an average of 1,189 and 1,581 employees, respectively, during the first quarter of 2013. Excluding ResCap and Homeward employees, U.S average staffing was 751 for the three months ended March 31, 2013 as compared to 743 for the three months ended March 31, 2012.
47

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB		Count
	2013	2012	2013	2012
Servicing portfolio at beginning of the year	$203,665,716	$102,199,222	1,219,956	671,623
Additions	278,688,134	47,480	1,773,522	206
Runoff	(12,899,319)	(3,806,236)	(61,872)	(16,319)
Servicing portfolio at March 31	$469,454,532	$98,440,466	2,931,606	655,510

Three months ended March 2013 versus March 2012. Residential servicing and subservicing fees for the first quarter of 2013 were 136% higher than 2012 primarily due to:

•	A 238% increase in the average UPB of assets serviced driven primarily by the Homeward and ResCap Acquisitions, new MSR capitalization in connection with our lending activities and MSR portfolios we acquired during the second and third quarters of 2012. During the first quarter of 2013, these acquired portfolios generated incremental servicing fees, subservicing fees and late charges of approximately $175.8 million. These increases were offset in part by runoff of the portfolio as a result of principal repayments, modifications and real estate sales;
•	Incentive fees of $7.3 million earned on subservicing portfolios added during 2012;
•	A 3% increase in total completed modifications across all portfolios including ResCap for one-half of the quarter;
•	The effects of the increase in the size of the portfolio was partially offset by:
o	A change in the relative mix of the servicing portfolio due to a significant increase in the subserviced portfolio in connection with the ResCap Acquisition and assumption of the Ally subservicing contract; and
o	The ResCap Acquisition contributed revenue for only one-half of the first quarter of 2013.

The increase in modifications contributed to revenue growth because when we return a loan to performing status we generally recognize any deferred servicing fees and late fees on the loan.  For loans modified under HAMP, which is set to expire on December 31, 2013, we earn HAMP fees in place of late fees.  As noted above, total completed modifications were up 3% with HAMP accounting for 34%.  In the first quarter of 2012, HAMP accounted for 15% of our modifications.  Of the total modifications completed during the first quarter of 2013, 44% included principal modifications.  In the first quarter of 2013, 71% of the modifications completed on Ocwen’s legacy platform included principal modifications as compared to 65% in the first quarter of 2012.  Our “Shared Appreciation Modification” program (SAM) accounted for 26% of the modifications completed on Ocwen’s legacy platform during the first quarter 2013 as compared to 29% for the first quarter of 2012.  We recognized loan servicing fees, late charges and HAMP fees of $60.8 million and $39.0 million during the first quarter of 2013 and 2012, respectively, for completed modifications.  We anticipate improvements in modification rates as Homeward and ResCap loans continue to transfer onto the Ocwen platform and our programs to benefit consumers and loan investors take effect.

Another factor contributing to the net increase in revenues was the decrease in the delinquency rates of the loans in our portfolio. Excluding the effects of the ResCap Acquisition and Ally subservicing UPB, we saw improvement in our delinquency rates, dropping to 24.0% at March 31, 2013 from 25.6% at March 31, 2012. The ResCap portfolio has a delinquency rate of 8.5% at March 31, 2013. Improvements in our overall delinquency rates continue to be driven by modifications and improvements in our early loss mitigation efforts.

The change in mix of serviced loans versus subserviced loans was one of the factors that resulted in residential servicing and subservicing revenues growing slower than the loan portfolio as annualized revenues decreased to 0.43% of average UPB in the first quarter of 2013 as compared to 0.51% for the first quarter of 2012. Upon completion of the Ally MSR acquisition, approximately $85.0 billion in currently subserviced loans will become serviced loans.

Average prepayment speed increased to 20.1% for the first quarter of 2013 compared to 14.2% for 2012. In 2013, principal reduction modifications, regular principal payments and other voluntary payoffs accounted for approximately 80% of average CPR with real estate sales and other involuntary liquidations accounting for the remaining 20%. For the first quarter of 2012, total voluntary and involuntary reductions accounted for 47% and 53%, respectively, of average CPR. Principal reduction modifications accounted for 6% and 19% of our average prepayment speed for the 2013 and 2012 periods, respectively.

We estimate that the balance of deferred servicing fees related to delinquent borrower payments was $503.8 million at March 31, 2013 compared to $452.0 million at December 31, 2012. The increase is primarily due to the ResCap Acquisition.

Operating expenses increased by $128.6 million in the first quarter of 2013, or 155%, as compared to 2012 primarily because of the effects of the Homeward and ResCap Acquisitions and 2012 MSR acquisitions that were completed in the second and third quarters of 2012. In the first quarter of 2013, we incurred $1.8 million of acquisition-related expenses associated with the ResCap Acquisition.

•	Compensation and benefits increased by $50.2 million, or 211%, largely because of an increase in headcount resulting from the ResCap and Homeward acquisitions. At March 31, 2013, ResCap and Homeward employees totaled 2,342 and 1,921, respectively.
•	Amortization of MSRs increased by $33.6 million in the first quarter of 2013 due principally to $36.3 million of additional amortization attributed to ResCap, Homeward and MSRs acquired during the second and third quarters of 2012 offset in part by a decline in amortization on pre-existing MSRs because of runoff of the portfolio.
•	Technology and communications and Occupancy and equipment costs increased by a combined $17.1 million as we added facilities and infrastructure, largely through the Homeward and ResCap Acquisitions, to support the residential servicing portfolio growth.
•	Servicing and origination expense increased by $15.4 million primarily as a result of growth in the portfolio because of the Homeward and ResCap Acquisitions.

Excluding interest on the financing liabilities that we recognized in connection with the HLSS Transactions, interest expense on borrowings for the first quarter of 2013 was 3% higher than in the first quarter of 2012. This was principally the result of increased borrowings in connection with the substantial growth in the servicing portfolio offset in part by repayments of match funded debt from proceeds received on the HLSS Transactions. We recognized a loss of $17.0 million on the redemption of debt, primarily related to our early termination of the previous SSTL that we replaced with a new SSTL to finance the ResCap Acquisition. This loss results from the write-off of unamortized discount and deferred financing costs.

Average borrowings of the Servicing segment increased by 28% during the first quarter of 2013 as compared to 2012 while average advances and match funded advances increased by 12% during the same period. Advances and MSRs acquired as part of the Homeward and ResCap Acquisitions and MSR asset acquisitions during the second and third quarters of 2012 were largely offset by a decline in average advances arising as a result of collections and the sale of match funded advances to HLSS. The increase in average borrowings in 2013 result from higher borrowings required to fund the Homeward and ResCap Acquisitions and higher advance rates on match funded advance facilities as compared to the first quarter of 2012.

Interest expense did not increase in proportion to the increase in average borrowings principally because our refinancing of the majority of our our match funded debt and our SSTL debt resulted in lower spreads on our match funded debt and a lower rate on our SSTL debt. The average effective rate on our match funded debt declined by more than one percentage point from the first quarter of 2012 to the first quarter of 2013 – from 4.93% to 3.84%. Similarly, the effective rate on our SSTL debt declined from 8.50% to 7.56% as a result of declines in both the margin applied to the interest rate index and in the floor placed on the interest rate index.

The following table presents assets and liabilities of the Servicing segment at the dates indicated:

	March 31, 2013	December 31, 2012
Advances	$522,032	$176,360
Match funded advances	3,436,083	3,049,244
Mortgage servicing rights, at amortized cost	1,052,168	676,712
Mortgage servicing rights, at fair value	84,534	85,213
Receivables, net	72,796	83,223
Goodwill	254,362	172,614
Premises and equipment	40,404	18,220
Debt service accounts	125,353	87,249
Asset purchase price deposit – ResCap Acquisition	—	57,000
Prepaid lender fees and debt issuance costs, net	36,100	14,313
Due from related parties	25,865	8,111
Loans held for sale, at lower of cost or fair value	44,666	147
Other	19,137	33,349
Total assets	$5,713,500	$4,461,755

Match funded liabilities	$2,982,984	$2,532,745
Other borrowings	1,707,796	705,771
Accrued expenses	165,971	80,523
Amount due seller for purchase price adjustments – ResCap Acquisition	74,208	—
Due to related parties	20,808	37,260
Checks held for escheat	28,764	29,558
Payable to servicing and subservicing investors	11,153	9,973
Servicing liabilities	9,726	9,830
Accrued interest payable	6,978	5,412
Other	48,495	24,080
Total liabilities	$5,056,883	$3,435,152

The ResCap Acquisition and the HLSS Transactions, collectively, had a significant effect on our balance sheet during the first three months of 2013. As a result of these transactions:

•	Advances and Match funded advances increased by $732.5 million primarily due to the ResCap Acquisition which added $1.62 billion of advances offset by the sale of $703.2 million of advances to HLSS.
•	MSRs, at amortized cost, increased by $375.5 million as a result of the ResCap Acquisition ($393.9 million) and new capitalization of MSRs from our lending operations ($28.7 million) offset by amortization ($48.0 million).
•	Recorded goodwill of $76.0 million in the Servicing segment in connection with the ResCap Acquisition.
•	Following the ResCap Acquisition, we have an obligation as servicer to repurchase certain loans from Ginnie Mae guaranteed securitizations under certain circumstances including, but not limited to, in connection with loan modifications, immediately prior to foreclosure and in connection with loan resolutions. The balance of Loans held for sale, at lower of cost or fair value at March 31, 2013 includes $42.0 million of such loans.
•	Match funded liabilities increased by $450.2 million due to new borrowings to finance the advances acquired in the ResCap Acquisition. Offsetting this increase, we used $625.8 million of proceeds from the sale of advances and MSRs to HLSS to repay match funded liabilities.
•	Other borrowings increased by $1.0 billion primarily due to borrowings of $1.3 billion under a new SSTL facility. Financing liabilities that we recognized in connection with the HLSS Transactions increased by $90.1 million primarily as a result of a sale of Rights to MSRs in March accounted for as a financing. We repaid the existing SSTL which had an outstanding balance of $306.0 million net of discount at December 31, 2012 and recognized a loss on early redemption of $15.0 million representing the write-off of unamortized deferred costs and discount. We also repaid the senior unsecured loan agreement with Altisource under which we borrowed $75.0 million to finance a portion of the Homeward Acquisition.
•	Accrued expenses increased by $85.4 million, primarily in connection with the ResCap Acquisition, which added $74.3 million, primarily related to a liability for compensatory fees for foreclosures that may ultimately exceed investor timelines.
50

Lending

We acquired Homeward’s loan origination platform on December 27, 2012 as part of the Homeward Acquisition. The Lending segment is focused on originating and purchasing agency-conforming residential mortgage loans mainly through our correspondent lending business. In addition, in 2012, Homeward commenced a direct lending business to initially pursue refinancing opportunities from its existing servicing portfolio, where permitted. The loans are typically sold shortly after origination into a liquid market on a servicing retained basis.

Lending provides a low cost means of acquiring MSRs with good return profiles and a thorough risk review. Loans come through correspondent lender relationships and by directly originating loans for customers in our servicing portfolio. We grew the number of correspondent relationships and the number of loan officers in the first quarter, funding $2.4 billion amidst a market that declined by almost 20% from the prior quarter. The smaller market has resulted in smaller lending margins and a smaller proportion of refinance loans in the market. Our business is well positioned to shift with the market given a diverse set of correspondent lenders whose purchase/refinance mix, in aggregate, resembles the market. Additionally, our Lending business operates with a highly variable cost structure enabling us to adapt to market size changes.

The following table presents the results of operations of the Lending segment for the three months ended March 31, 2013:

Revenue	$13,908
Operating expenses	11,098
Income from operations	2,810
Other income (expense)
Net interest income	1,951
Other, net	267
Other income, net	2,218

Income before income taxes	$5,028

The following table presents assets and liabilities of the Lending segment at the dates indicated:

	March 31, 2013	December 31, 2012
Loans held for sale, at fair value (1)	$295,540	$426,480
Goodwill	120,405	121,458
Other	14,970	3,795
Total assets	$430,915	$551,733

Other borrowings (2)	$277,505	$388,075
Other	7,866	19
Total liabilities	$285,371	$388,094
(1)	See Note 6 – Loans Held For Sale, At Fair Value for additional information.
(2)	See Note 15 – Other Borrowings for additional information regarding warehouse facilities used to fund originations of loans.

Corporate Items and Other

The following table presents the results of operations of Corporate Items and Other for the periods ended March 31:

	2013	2012
Revenue	$16,712	$658
Operating expenses	20,968	3,395
Loss from operations	(4,256)	(2,737)
Other income (expense)
Net interest income	892	1,914
Other, net	2,251	(3,535)
Other income (expense), net	3,143	(1,621)

Loss before income taxes	$(1,113)	$(4,358)

Three months ended March 2013 versus March 2012. Revenues and expenses for the first quarter of 2013 include $14.8 million and $12.5 million, respectively, related to the diversified fee-based business we acquired as part of the Homeward Acquisition and subsequently sold on March 29, 2013.

Other, net in the first quarter of 2013 includes $1.8 million of equity in earnings in Powerlink Settlement Services, LP (Powerlink), an entity in which we hold a 69.79% interest that we acquired as part of the Homeward Acquisition. Powerlink provides title, closing and valuation services. Other, net in the first quarter of 2012 includes $5.5 million of net realized and unrealized losses on derivatives including the recognition of $6.0 million of deferred hedge losses on interest rate swaps that were previously included in AOCL. We had entered into these swaps to hedge the effects of changes in the interest rate on notes issued in connection with the financing of advances acquired as part of the HomEq Acquisition. We terminated the hedging relationship when the advance facility was assumed by HLSS on March 5, 2012. These losses were offset by a realized gain of $3.4 million on our termination of foreign exchange forward contracts in January 2012.

The following table presents the assets and liabilities of Corporate Items and Other at the dates indicated:

	March 31, 2013	December 31, 2012
Cash	$663,250	$220,130
Loans held for sale, at lower of cost or fair value (1)	17,949	82,720
Acquisition deposits (2)	31,149	—
Advances	8,140	8,144
Income taxes receivable	52,593	55,292
Other receivables, net	2,750	15,733
Goodwill (3)	128,850	77,011
Deferred tax assets, net	95,137	92,136
Premises and equipment, net	18,427	19,289
Investment in unconsolidated entities (4)	12,353	25,187
Interest-earning collateral deposits (5)	29,648	23,193
Prepaid income taxes	23,112	23,112
Real estate	6,568	6,205
Due from related parties	2,184	4,250
Other	11,490	5,992
Total assets	$1,103,600	$658,394

Other borrowings	$2,593	$2,833
Accrued expenses	17,760	27,758
Liability for selected tax items	22,338	22,702
Derivatives, at fair value (4)	20,355	15,614
Checks held for escheat	2,881	3,667
Due to related parties	27,077	7,775
Other	6,627	3,493
Total liabilities	$99,631	$83,842
(1)	Loans held for resale are net of valuation allowances of $13.7 million and $13.8 million at March 31, 2012 and December 31, 2012, respectively. In December 2012, we acquired non-performing mortgage loans with an aggregate UPB of $124.3 million for a purchase price of $65.4 million. We sold these loans to Altisource Residential, LP in February 2013 for an insignificant gain. See Note 22 – Related Party Transactions.

(2)	This balance represents funds we transferred prior to the closing of our acquisition of Genworth Financial Home Equity Access, Inc. on April 1, 2013.
(3)	We assigned $128.8 million of goodwill to the fee-based businesses acquired in the ResCap Acquisition. We subsequently sold this business to Altisource on April 12, 2013. See Note 3 – Business Acquisitions and Note 25 – Subsequent Events for additional information. Offsetting this increase, goodwill assigned to the diversified fee-based business acquired from Homeward in 2012 was derecognized upon the sale of this business to Altisource on March 29 2013.

(4)	As disclosed in Note 3 – Business Acquisitions, on March 31, 2013, we increased our ownership in Correspondent One to 100% by acquiring the 51% of shares held by others (including 49% held by Altisource). As a result, we began including the accounts of Correspondent One in our unaudited Consolidated Financial Statements as of the acquisition date and have eliminated our investment.

(5)	As disclosed in Note 18 – Derivative Financial Instruments to the unaudited Interim Consolidated Financial Statements, we have entered into interest rate swap agreements to hedge against our exposure to an increase in variable interest rates on match funded advance borrowings. Interest-earning collateral deposits at March 31, 2013 and December 31, 2012 includes $25.7 million and $19.3 million, respectively, of cash collateral on deposit with the counterparties to our derivatives, the majority of which relates to the swap agreements.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, our cash position was $663.4 million compared to $220.1 million at December 31, 2012. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts.

Investment policy and funding strategy. Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues
•	Collections of prior servicer advances in excess of new advances
•	Proceeds from match funded liabilities
•	Proceeds from other borrowings, including warehouse facilities
•	Proceeds from sales of Rights to MSRs and related advances to HLSS
•	Proceeds from sales of originated loans.

Advances and match funded advances comprised 55% of total assets at March 31, 2013. Most of our advances have the highest reimbursement priority (i.e., “top of the waterfall”) whereby we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid to investors.

We use mortgage loan warehouse facilities to fund newly-originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third party investors. The majority of these warehouse facilities are structured as repurchase agreements under which ownership of the loans is temporarily transferred to a lender. The loans are transferred at a discount or “haircut” which serves as the primary credit enhancement for the lender. The funds are repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30-45 days. In the first quarter of 2013, we extended the maturity date of a number of our warehouse facilities. See Note 15 – Other Borrowings to our unaudited Interim Consolidated Financial Statements for additional details.

In addition to these near-term sources, potential additional long-term sources of liquidity include proceeds from the issuance of debt securities and equity capital; although we cannot assure you that they will be available on terms that we find acceptable. In connection with the ResCap Acquisition in February 2013, we repaid the borrowings under our existing SSTL with a portion of the proceeds of a new $1.3 billion SSTL facility. We also added $1.2 billion of match funded debt under three advance funding facilities. See Note 3 – Business Acquisitions to our unaudited Interim Consolidated Financial Statements for additional information.

We also rely on the secondary mortgage market as a source of long-term capital to support our lending operations. Substantially all of the mortgage loans that we produce are sold in the secondary mortgage market in the form of residential mortgage backed securities guaranteed by Fannie Mae or Freddie Mac or, in the case of mortgage backed securities guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the Federal Housing Authority (FHA) or U.S. Department of Veteran Affairs (VA).

Our primary uses of funds are:

•	Payments for advances in excess of collections on existing servicing portfolios,

•	Payment of interest and operating costs,

•	Purchase of MSRs and related advances,

•	Funding of originated loans and

•	Repayments of borrowings, including match funded liabilities and warehouse facilities.

We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on three measures:

•	Requirements for maturing liabilities compared to dollars generated from maturing assets and operating cash flow,
•	The change in advances and match funded advances compared to the change in match funded liabilities and
•	Available borrowing capacity.

At March 31, 2013, $1.6 billion of our total maximum borrowing capacity of $6.6 billion remained available under our servicing advance facilities although none could be used. We maintain available borrowing capacity for three reasons:

•	As a protection should advances increase due to increased delinquencies,
•	As a protection should we be unable to either renew existing facilities or obtain new facilities and
•	To provide capacity for the acquisition of additional MSRs.
53

Outlook. In order to reduce fees charged by lenders (which we recognize as interest expense), we limit available borrowing capacity to a level that we consider prudent relative to the current levels of advances and to our funding needs for reasonably foreseeable changes in advances. We also monitor the duration of our funding sources. Increases in the term of our funding sources allows us to better match the duration of our advances and corresponding borrowings and to further reduce the relative cost of up-front facility fees and expenses.

We believe that we have sufficient capacity to fund all but the largest servicing acquisitions without issuing equity capital. Additional senior secured debt and borrowings under servicing advance facilities was sufficient to fund the ResCap Acquisition without the need to raise new equity.

Debt financing summary. During the three months ended March 31, 2013, we:

•	Borrowed $1.3 billion under a new SSTL facility in connection with the ResCap Acquisition and repaid the remaining balance of the existing SSTL.
•	Borrowed $1.2 billion under two new facilities and one existing facility in connection with the financing of advances that we acquired in connection with the ResCap Acquisition;
•	Borrowed $1.2 billion under a new $1.4 billion bridge facility. The proceeds from this bridge facility were used to repay certain advance facilities that were assumed in the Homeward Acquisition;
•	Repaid $625.8 million in match funded advance facilities from the proceeds received from the sale of advances to HLSS;
•	Pledged additional collateral [or amended the maximum borrowing capacity], increasing our available borrowing capacity under our warehouse facilities in connection with our Lending business activities.

Maximum borrowing capacity for match funded advances increased by $281.4 million to $4.0 billion at March 31, 2013 from $3.7 billion at December 31, 2012. During the first three months of 2013, we increased maximum borrowing capacity by $3.0 billion in connection with the new bridge facility and the ResCap Acquisition. Offsetting this increase, we fully repaid and terminated match funded advance financing facilities that had total aggregate maximum borrowing capacity of $2.6 billion at December 31, 2012.

Our available advance borrowing capacity decreased from $1.2 billion at December 31, 2012 to $992.0 million at March 31, 2013, although none could be used because we had borrowed the maximum amount given the available collateral. During the first three months of 2013, we repaid and terminated match funded advance financing facilities that had total aggregate available borrowing capacity of $682.9 million at December 31, 2012. Available borrowing capacity on the new bridge facility and the two new facilities that we added during the first quarter of 2013 in connection with the ResCap Acquisition was $580.4 million at March 31, 2013. Our ability to finance servicing advances is a significant factor that affects our liquidity. Our ability to continue to pledge collateral under each advance facility depends on the performance of the collateral. In addition, a number of our match funded advance facilities contain provisions that limit the eligibility of advances to be financed based on the length of time that advances are outstanding, and certain of our match funded advance facilities have provisions that limit new borrowings if average foreclosure timelines extend beyond a certain time period, either of which, if such provisions applied, could adversely affect liquidity by reducing our average effective advance rate. Currently, the large majority of our collateral qualifies for financing under the advance facility to which it is pledged.

Ongoing inquiries into servicer foreclosure processes could result in actions by state or federal governmental bodies, regulators or the courts that could result in a further extension of foreclosure timelines. While the effect of such extensions could be an increase in advances, the effect on liquidity would be lessened if we maintained our ability to utilize spare capacity on our advance facilities because approximately 75% of the increase in advances could be borrowed. Furthermore, if foreclosure moratoria are issued in a manner that brings into question the timely recovery of advances on foreclosed properties, Ocwen may no longer be obligated to make further advances and may be able to recover existing advances in certain securitizations from pool-level collections which could mitigate any advance increase. The effects of the extension of foreclosure timelines have, thus far, been more than offset by the effects of lower UPB delinquencies through loss mitigation efforts and increases in modifications and other forms of resolution, and advances have continued to decline. Absent significant changes in the foreclosure process, we expect advances to continue to decline.

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

Cash flows for the three months ended March 31, 2013. Our operating activities provided $401.9 million of cash largely due to $186.4 million of collections of servicing advances, $114.1 million of net cash provided by our loans held for sale activities and net income adjusted for MSR amortization and other non-cash items. Operating cash flows were used principally to repay related match funded liabilities and to fund the portions of the ResCap Acquisition not funded through borrowings.

Our investing activities used $1.28 billion of cash. We paid $2.1 billion to acquire ResCap, including advances of $1.6 billion and MSRs of $393.9 million. Cash inflows from investing activities include $713.6 million of proceeds from HLSS from the sale of advances and $87.0 million from the sale to Altisource of the diversified fee-based business acquired in the Homeward Acquisition. As disclosed below in the discussion of financing activities, we used a portion of the proceeds from the sales to HLSS to repay match funded liabilities and for required prepayments of the SSTL.

Our financing activities provided $1.32 billion of cash. To finance the ResCap acquisition, we deployed approximately $840.0 million of net additional capital from the proceeds of a new $1.3 billion SSTL facility and borrowed $1.2 billion pursuant to three servicing advance facilities. We received $100.7 million from the sale of Rights to MSRs to HLSS in a transaction accounted for as a financing. We used collections of servicing advances and $625.8 million of the proceeds received from the HLSS Transactions from the sale of Rights to MSRs and advances to repay match funded liabilities. Debt issuance costs paid on the new SSTL were $24.0 million. Borrowings under mortgage loan warehouse facilities used to fund newly-originated loans until they are sold declined by $110.6 million as sales exceeded originations during the quarter.

Cash flows for the three months ended March 31, 2012. Our operating activities provided $373.0 million of cash largely due to collections of servicing advances (primarily on the Litton portfolio) and net income adjusted for amortization and other non-cash items. Excluding the match funded advances sold to HLSS in connection with the HLSS Transaction, collections of servicing advances were $318.4 million. Operating cash flows were used principally to increase cash balances to support the closing of MSR transactions in April 2012.

Our investing activities provided $79.8 million of cash. We received $87.3 million of proceeds from HLSS on the sale of Advance SPEs. We also received $1.7 million of distributions from one of our asset management entities during the first quarter. Cash used for additions to premises and equipment of $10.7 million primarily relates to the build-out of two new leased facilities in India and the disaster recovery facility located in the U.S.

Our financing activities provided $86.9 million of cash consisting primarily of $79.7 million received from match funded liabilities, excluding the match funded liabilities assumed by HLSS as part of the HLSS Transaction. In addition, we received $62.5 million from the sale of Rights to MSRs to HLSS in a transaction accounted for as a financing. These cash inflows were partially offset by repayments of $51.8 million on the $575.0 million SSTL including a required prepayment of $37.4 million from the proceeds received on the HLSS Transaction.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At March 31, 2013, such contractual obligations were comprised of secured borrowings, interest payments and operating leases. There were no significant changes to our contractual obligations during the three months ended March 31, 2013. See Note 24 – Commitments and Contingencies to the unaudited Interim Consolidated Financial Statements for additional information.

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

Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk as well as our exposure to changes in the value of the India Rupee. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 18 – Derivative Financial Instruments to the unaudited Interim Consolidated Financial Statements for additional information regarding derivatives.

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

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

Listed below are recent accounting pronouncements that we had not yet adopted as of March 31, 2013. We are currently evaluating the effect of adopting this standard effective January 1, 2014, but we do not anticipate that our adoption will have a material impact on our consolidated financial statements:

•	ASU 2013-04 (ASC 405, Liabilities): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, a consensus of the FASB Emerging Issues Task Force.
•	ASU 2013-05 (ASC 830, Foreign Currency Matters): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, a consensus of the FASB Emerging Issues Task Force.

In addition to the recently issued accounting pronouncements listed above, listed below are accounting pronouncements we adopted on January 1, 2013 that that require additional disclosures only and did not have a material effect on our unaudited Interim Consolidated Financial Statements.

•	ASU 2011-11 (ASC 210, Balance Sheet): Disclosures about Offsetting Assets and Liabilities.
•	ASU 2013-01 (ASC 210, Balance Sheet): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.
•	ASU 2013-02 (ASC 220, Comprehensive Income): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.

The principal effect of ASU 2011-11 and ASU 2013-01 is to require additional disclosures that will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. Other than this additional disclosure, our adoption of these two pronouncements did not have a material effect on our unaudited Interim Consolidated Financial Statements.

The amendments in ASU 2013-02 did not have a material impact on our unaudited Interim Consolidated Financial Statements. However, we are required to disclose on the face of our statement of operations or in footnotes thereto the line items affected by any significant items reclassified from accumulated other comprehensive income to earnings and the before tax amount and the related effect on income tax expense of the reclassification.

See Note 2 – Recent Accounting Pronouncements to our unaudited Interim Consolidated Financial Statements for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

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

Fair Value MSRs

Our MSRs that we have elected to carry at fair value are subject to interest rate risk as the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Consequently, the value of these MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and tends to increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics.

For these MSRs, we may enter into economic hedges, including interest rate swaps, U.S. Treasury futures and forward MBS trades to minimize the effects of loss in value associated with increased prepayment activity that generally results from declining interest rates. Our Investment Committee establishes and maintains policies that govern our hedging program, including such factors as our target hedge ratio, the hedge instruments that we are permitted to use in our hedging activities and the counterparties with whom we are permitted to enter into hedging transactions. Our hedging policy permits us to use mortgage TBA instruments and options on mortgage TBAs, Treasury and Eurodollar futures and options on U.S. Treasury and Eurodollar futures as well as interest rate swaps, interest rate caps and interest rate forwards, floors and swaptions as hedge instruments in our MSR hedging program. Effective April 1, 2013, we terminated the hedging program for our fair value MSRs and closed out the remaining economic hedge positions.

Sensitivity Analysis

Fair Value MSRs, Loans Held for Sale and Related Derivatives

The following table summarizes the estimated change in the fair value of our fair value MSRs, fair value loans held for sale and related derivatives as of March 31, 2013 given hypothetical instantaneous parallel shifts in the yield curve (in thousands):

	Change in Fair Value
	Down 25 bps	Up 25 bps

Loans held for sale	$11,491	$(7,995)
Forward MBS trades	(10,350)	9,045
Total loans held for sale and related derivatives	1,141	1,050

Fair value MSRs	(8,763)	6,717
MSRs, embedded in pipeline	(1,000)	800
Total fair value MSRs	(9,763)	7,517
Derivatives related to fair value MSRs (1)	—	—
Total fair value MSRs and related derivatives	(9,763)	7,517

Total, net	$(8,622)	$8,567
(1)	As disclosed above, effective April 1, 2013, we terminated the hedging program for our fair value MSRs and closed out the remaining economic hedge positions.

We used March 31, 2013 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

Borrowings

The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates.

Based on March 31, 2013 balances, if interest rates were to increase by 1% on our variable rate debt (excluding our SSTL) and interest earning cash and float balances, we estimate a net positive impact of approximately $28.6 million resulting from an increase of $53.6 million in annual interest income and an increase of $25.0 million in annual interest expense. The increase in interest expense includes a reduction of approximately $7.6 million due to the anticipated effects of our hedging activities. See the tables below and Note 18 – Derivative Financial Instruments to the unaudited Interim Consolidated Financial Statements for additional information regarding our use of derivatives.

March 31, 2013
Fixed-rate borrowings	$—

Variable-rate borrowings
Match funded liabilities	2,982,984
Senior secured term loan (1)	1,300,000
Master repurchase agreements	226,824
Participation agreement	50,682
Promissory note	18,467
Securities sold under an agreement to repurchase	2,592
4,581,549
Total borrowings outstanding (2)	$4,581,549

Float balances (held in custodial accounts, excluded from our consolidated balance sheet)	$4,697,613
Notional balance of interest rate swaps (3)	966,281
(1)	Balance excludes the unamortized discount of $6.3 million.
(2)	Total borrowings exclude the financing liability recognized in connection with the sale of Rights to MSRs to HLSS. See Note 15 – Other Borrowings to the unaudited Interim Consolidated Financial Statements for additional information.

(3)	Notional balance includes interest rate swaps with a notional amount of $419.1 million that have been designated as hedges of our exposure to rising interest rates on variable-rate match funded advance facilities. Two of these swaps, with notional amounts of $201.9 million, are forward-starting swaps that do not become effective until June 2013. The remaining swaps of $547.2 million are not currently designated to any hedging relationship.
58

Our Consolidated Balance Sheet at March 31, 2013 and December 31, 2012 included interest-earning assets totaling $833.1 million and $738.6 million, respectively. Interest-earning assets at March 31, 2013 are comprised of $310.2 million of interest-earning cash accounts, $134.2 million of debt service accounts, $30.6 million of interest-earning collateral deposits and $358.1 million of loans held for sale (fair value and lower of cost or fair value combined).

Liquidity Risk

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

We maintain a reserve for losses on loans that may be repurchased or indemnified as a result of breaches of representations and warranties on our sold loans. We base our estimate on our most recent data regarding loan repurchases and indemnity payments, actual credit losses on repurchased loans and recovery history, among other factors. Internal factors that affect our estimate include, among other things, level of loan sales, to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate include, among other things, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at GSEs and the overall U.S. and world economy. Many of the factors are beyond our control and may lead to judgments that are susceptible to change.

We are not subject to the majority of the credit-related risk inherent in maintaining a mortgage loan portfolio because we do not hold loans for investment purposes. We generally sell newly originated loans in the secondary market within 20 days of origination.

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

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. We periodically enter into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee (INR) on amounts payable to our India subsidiary, OFSPL. Our operations in Uruguay expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 24 – Commitments and Contingencies to the Interim Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A.	RISK FACTORS

We include a discussion of the principal risks and uncertainties that affect or could affect our business operations under Item 1A on pages 19 through 32 of our Annual Report on Form 10-K for the year ended December 31, 2012 which should be read in conjunction with such disclosures.

ITEM 6.	EXHIBITS
(3)	Exhibits.

2.4	Purchase and Sale Agreement, dated as of March 29, 2013, by and among Altisource Portfolio Solutions, Inc., Altisource Solutions S.à r.l., Ocwen Financial Corporation, Homeward Residential, Inc. and Power Valuation Services, Inc. (1)
3.1	Amended and Restated Articles of Incorporation (2)
3.2	Articles of Amendment to Articles of Incorporation (3)
3.3	Articles of Correction (3)
3.4	Articles of Amendment to Articles of Incorporation (4)
3.5	Bylaws of Ocwen Financial Corporation (5)
10.1	Senior Secured Term Loan Facility Agreement~~,~~ dated as of February 15, 2013, by and among Ocwen Loan Servicing, LLC, as Borrower, Ocwen Financial Corporation, as Parent, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (6)
10.2	Pledge and Security Agreement dated as of February 15, 2013, between each of the Grantors Party thereto and Barclays Bank PLC, as Collateral Agent (6)
10.3	Second Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.4	Second Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.5	Second Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.6	Second Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.7	First Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (1)
10.8	First Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (1)

10.9	First Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (1)
10.10	First Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (1)
11.1	Computation of earnings per share (7)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)
(1)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on April 4, 2013.
(2)	Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-1 (File No. 333-5153) as amended, declared effective by the SEC on September 25, 1996.
(3)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(4)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed with the SEC on January 6, 2011.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the SEC on August 1, 2011.
(6)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on February 19, 2013.
(7)	Incorporated by reference from Note 20 – Basic and Diluted Earnings Per Share to the unaudited Interim Consolidated Financial Statements.
61

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCWEN FINANCIAL CORPORATION

Date:	May 7, 2013	By: /s/ John V. Britti
John V. Britti
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as its principal financial officer)
62