Form 10-Q
period 2013-06-30
OCWEN FINANCIAL CORP
filed 2013-08-06
CIK 873860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Number of shares of Common Stock, $0.01 par value, outstanding as of August 1, 2013: 135,754,992 shares.

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

These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from expected results. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” and the following:

●	the adequacy of our financial resources, including our sources of liquidity and ability to fund and recover advances, repay borrowings and comply with debt covenants;
●	the characteristics of our servicing portfolio, including prepayment speeds along with delinquency and advance rates;
●	our ability to grow and adapt our business, including the availability of new loan servicing and other accretive business opportunities;
●	our ability to contain and reduce our operating costs;
●	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;
●	our reserves, valuations, provisions and anticipated realization on assets;
●	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;
●	our credit and servicer ratings and other actions from various rating agencies;
●	uncertainty related to general economic and market conditions, delinquency rates, home prices and disposition timelines on foreclosed properties;
●	uncertainty related to the actions of loan owners, including mortgage-backed securities investors and government sponsored entities (GSEs), regarding loan put-backs, penalties and legal actions;
●	uncertainty related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs or delays or moratoria in the future or claims pertaining to past practices;
●	uncertainty related to claims, litigation and investigations brought by private parties and government agencies regarding our servicing, foreclosure, modification and other practices;
●	uncertainty related to legislation, regulations, regulatory agency actions, government programs and policies, industry initiatives and evolving best servicing practices;
●	uncertainty related to acquisitions, including our ability to integrate the systems, procedures and personnel of acquired companies;
●	our ability to maintain our technology systems and our ability to adapt such systems for future operating environments;
●	failure of our internal security measures or breach of our privacy protections;
●	uncertainty related to the political or economic stability of foreign countries in which we have operations;
●	conflicts of interest with our officers and directors; and
●	the loss of the services of our senior managers.

Further information on the risks specific to our business is detailed within this report and our other reports and filings with the Securities and Exchange Commission (SEC) including our Annual Report on Form 10-K for the year ended December 31, 2012, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Forward-looking statements speak only as of the date they were made and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to update or revise forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(Dollars in thousands, except share data)

	June 30,	December 31,
	2013	2012
Assets
Cash	$439,747	$220,130
Loans held for sale, at fair value	361,144	426,480
Advances	445,471	184,463
Match funded advances	2,960,324	3,049,244
Mortgage servicing rights, at amortized cost	1,688,038	678,937
Mortgage servicing rights, at fair value	97,163	85,213
Receivables, net	225,011	167,459
Deferred tax assets, net	96,353	92,136
Goodwill	390,640	381,560
Premises and equipment, net	62,917	37,536
Debt service accounts	84,248	88,748
Other assets	231,224	273,578
Total assets	$7,082,280	$5,685,484

Liabilities, Mezzanine Equity and Stockholders’ Equity
Liabilities
Match funded liabilities	$2,391,832	$2,532,745
Other borrowings	2,172,078	1,096,679
Other liabilities	636,628	291,266
Total liabilities	5,200,538	3,920,690

Commitments and Contingencies (Note 24)

Mezzanine Equity
Series A Perpetual Convertible Preferred stock, $.01 par value; 200,000 shares authorized; 162,000 shares issued and outstanding at June 30, 2013 and December 31, 2012; redemption value $162,000 plus accrued and unpaid dividends	155,544	153,372

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 135,754,992 and 135,637,932 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,358	1,356
Additional paid-in capital	915,397	911,942
Retained earnings	821,257	704,565
Accumulated other comprehensive loss, net of income taxes	(11,814)	(6,441)
Total stockholders’ equity	1,726,198	1,611,422
Total liabilities, mezzanine equity and stockholders’ equity	$7,082,280	$5,685,484

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Dollars in thousands, except per share data)

	Three Months		Six Months
For the Periods Ended June 30,	2013	2012	2013	2012
Revenue
Servicing and subservicing fees	$482,632	$200,335	$850,125	$355,424
Gain on loans held for sale, net	21,631	—	28,380	—
Other revenues	25,702	11,046	56,303	20,489
Total revenue	529,965	211,381	934,808	375,913

Operating expenses
Compensation and benefits	117,999	30,004	212,625	60,787
Amortization of servicing rights	70,369	19,097	118,252	33,411
Servicing and origination	11,747	5,877	34,423	9,150
Technology and communications	33,877	11,042	63,889	20,391
Professional services	66,652	5,943	80,138	14,502
Occupancy and equipment	25,596	10,280	43,845	25,585
Other operating expenses	48,556	3,661	65,258	8,191
Total operating expenses	374,796	85,904	618,430	172,017

Income from operations	155,169	125,477	316,378	203,896

Other income (expense)
Interest income	9,114	2,038	16,223	4,350
Interest expense	(99,868)	(58,319)	(193,284)	(105,243)
Gain (loss) on debt redemption	3,192	—	(13,838)	—
Other, net	19,903	968	13,366	(2,720)
Other expense, net	(67,659)	(55,313)	(177,533)	(103,613)

Income before income taxes	87,510	70,164	138,845	100,283
Income tax expense	10,789	25,331	16,977	36,101
Net income	76,721	44,833	121,868	64,182
Preferred stock dividends	(1,519)	—	(3,004)	—
Deemed dividend related to beneficial conversion feature of preferred stock	(1,086)	—	(2,172)	—
Net income attributable to Ocwen common stockholders	$74,116	$44,833	$116,692	$64,182

Earnings per share attributable to Ocwen common stockholders
Basic	$0.55	$0.33	$0.86	$0.48
Diluted	$0.53	$0.32	$0.84	$0.47

Weighted average common shares outstanding
Basic	135,690,264	134,856,101	135,664,242	132,752,848
Diluted	144,721,047	138,155,373	139,591,958	138,100,822

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(Dollars in thousands unless otherwise indicated)

	Three Months		Six Months
For the Periods Ended June 30,	2013	2012	2013	2012

Net income	$76,721	$44,833	$121,868	$64,182

Other comprehensive income (loss), net of income taxes:
Unrealized foreign currency translation income (loss) arising during the period	640	(1)	677	—
Change in deferred loss on cash flow hedges arising during the period (1)	(3,351)	(2,538)	(7,473)	(3,734)
Reclassification adjustment for losses on cash flow hedges included in net income (2)	1,016	535	1,420	4,803
Net change in deferred loss on cash flow hedges	(2,335)	(2,003)	(6,053)	1,069
Other	1	2	3	3
Total other comprehensive income, net of income taxes	(1,694)	(2,002)	(5,373)	1,072

Comprehensive income	$75,027	$42,831	$116,495	$65,254
(1)	Net of income tax benefit of $2.1 million and $1.5 million for the three months ended June 30, 2013 and 2012, respectively, and $4.9million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively.
(2)	Net of income tax expense of $0.6 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively, and $0.9 million and $2.7 million for the six months ended June 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Dollars in thousands)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Retained	Loss,
	Shares	Amount	Capital	Earnings	Net of Taxes	Total

Balance at December 31, 2012	135,637,932	$1,356	$911,942	$704,565	$(6,441)	$1,611,422
Net income	—	—	—	121,868	—	121,868
Preferred stock dividends ($18.54 per share)	—	—	—	(3,004)	—	(3,004)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(2,172)	—	(2,172)
Exercise of common stock options	105,029	2	569	—	—	571
Equity-based compensation	12,031	—	2,886	—	—	2,886
Other comprehensive loss, net of income taxes	—	—	—	—	(5,373)	(5,373)
Balance at June 30, 2013	135,754,992	$1,358	$915,397	$821,257	$(11,814)	$1,726,198

Balance at December 31, 2011	129,899,288	$1,299	$826,121	$523,787	$(7,896)	$1,343,311
Net income	—	—	—	64,182	—	64,182
Conversion of 3.25% Convertible Notes	4,635,159	46	56,364	—	—	56,410
Exercise of common stock options	342,371	4	1,220	—	—	1,224
Equity-based compensation	8,877	—	3,374	—	—	3,374
Other comprehensive income, net of income taxes	—	—	—	—	1,072	1,072
Balance at June 30, 2012	134,885,695	$1,349	$887,079	$587,969	$(6,824)	$1,469,573

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

For the Six Months Ended June 30,	2013	2012
Cash flows from operating activities
Net income	$121,868	$64,182
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage servicing rights	118,252	33,411
Amortization of debt discount	752	1,480
Amortization of debt issuance costs – senior secured term loans	2,086	1,843
Depreciation	10,455	1,937
Gain on sales of loans	(25,267)	—
Realized and unrealized (gains) losses on derivative financial instruments, net	(22,286)	2,255
Loss on extinguishment of debt	13,838	—
Origination and purchase of loans held for sale	(5,019,833)	—
Proceeds from sale and collection of loans held for sale	5,095,388	949
Changes in assets and liabilities:
Decrease in advances and match funded advances	429,151	774,643
Decrease in receivables and other assets, net	112,113	23,812
Increase in servicer liabilities	3,259	7,250
Increase (decrease) in other liabilities	42,754	(19,068)
Other, net	(5,503)	7,928
Net cash provided by operating activities	877,027	900,622
Cash flows from investing activities
Cash paid to acquire ResCap Servicing Operations (a component of Residential Capital, LLC)	(2,097,821)	—
Cash paid to acquire Liberty Home Equity Solutions, Inc.	(26,568)	—
Purchase of mortgage servicing rights, net	(543,621)	(169,411)
Acquisition of advances in connection with the purchase of mortgage servicing rights	(73,523)	(1,833,485)
Origination of loans held for investment	(63,029)	—
Principal payments received on loans held for investment	871	—
Proceeds from sale of advance financing subsidiary and special purpose entity	—	76,334
Proceeds from sale of match funded advances	1,079,777	92,593
Proceeds from sale of diversified fee businesses to Altisource Portfolio Solution, S.A.	215,700	—
Net cash acquired in step acquisition of Correspondent One S.A.	22,108	—
Distributions of capital from unconsolidated entities	1,300	2,839
Additions to premises and equipment	(19,413)	(16,720)
Other	478	2,348
Net cash used in investing activities	(1,503,741)	(1,845,502)
Cash flows from financing activities
Net proceeds from (repayment of) match funded liabilities	(140,913)	904,348
Net proceeds from other borrowings	6,342,432	29,784
Repayment of other borrowings	(5,555,805)	(74,270)
Payment of debt issuance costs – senior secured term loan	(24,931)	—
Proceeds from sale of mortgage servicing rights accounted for as a financing	162,434	73,691
Proceeds from sale of loans accounted for as a financing	65,938	—
Redemption of 10.875% Capital Securities	—	(25)
Exercise of common stock options	567	1,200
Payment of preferred stock dividends	(3,088)	—
Other	(303)	(5,974)
Net cash provided by financing activities	846,331	928,754
Net increase (decrease) in cash	219,617	(16,126)
Cash at beginning of period	220,130	144,234
Cash at end of period	$439,747	$128,108

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollars in thousands)

For the Six Months Ended June 30,	2013	2012
Supplemental non-cash investing and financing activities
Conversion of 3.25% Convertible Notes to common stock	$—		$56,410

Supplemental business acquisition information – ResCap Servicing Operations
Fair value of assets acquired
Advances	$(1,618,856)		$—
Mortgage servicing rights	(393,891)		—
Premises and equipment	(16,423)		—
Goodwill	(210,038)		—
Receivables and other assets	(2,989)		—
	(2,242,197)		—
Fair value of liabilities assumed
Accrued expenses and other liabilities	74,680		—
Total consideration	(2,167,517)		—
Amount due to seller for purchase price adjustments	69,696		—
Cash paid	(2,097,821)		—
Less cash acquired	—		—
Net cash paid	$(2,097,821)	$
(1)	See Note 4 – Business Acquisitions for additional information regarding the acquisitions of Liberty Home Equity Solutions, Inc. and Correspondent One S.A. and Note 9 – Mortgage Servicing for additional information regarding the acquisition of mortgage servicing rights from Ally Bank.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Dollars in thousands, except per share data or if otherwise indicated)

Note 1	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Ocwen Financial Corporation (NYSE: OCN) (Ocwen, OCN, “we”, or “us”) is a financial services holding company which, through its subsidiaries, is engaged in the servicing and origination of mortgage loans. Ocwen is headquartered in Atlanta, Georgia with offices throughout the United States and in the United States Virgin Islands (USVI) with support operations in India and Uruguay. Ocwen is a Florida corporation organized in February 1988. Ocwen owned all of the common stock of one of its primary operating subsidiaries, Ocwen Mortgage Servicing, Inc. (OMS), and directly or indirectly owned all of the outstanding stock of its other primary operating subsidiaries: Ocwen Loan Servicing, LLC (OLS), Ocwen Financial Solutions Private Limited, Homeward Residential, Inc. (Homeward) and Liberty Home Equity Solutions, Inc. (Liberty) (formerly known as Genworth Financial Home Equity Access, Inc.),

We are licensed to service mortgage loans and to originate mortgage loans in all jurisdictions in which we operate.

We purchase existing mortgage servicing rights (MSRs) from market participants and generate new servicing rights through our origination activities. We perform primary and master servicer activities on behalf of investors and other servicers, including the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and Government National Mortgage Association (Ginnie Mae) (collectively, the GSEs). We service prime and non-prime mortgages including mortgages included in private label mortgage-backed securities. As primary servicer, we may make certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from borrowers. As master servicer, we collect mortgage payments from primary servicers and distribute the funds to investors in the mortgage-backed securities. To the extent that the primary servicer does not advance the scheduled principal and interest, as master servicer we are responsible for advancing the shortfall subject to certain limitations.

We originate, purchase, sell and securitize prime first-lien and reverse mortgages. These loans are insured or guaranteed by the Federal Housing Authority (FHA) or the Department of Veterans Affairs (VA) or conform to the underwriting standards of Fannie Mae or Freddie Mac. The GSEs guarantee these securitizations.

We are actively engaged in identifying and completing asset and other acquisitions in connection with our growth strategy. This could involve the acquisition of domestic and international servicing and/or origination platforms or related assets. See Note 4 – Business Acquisitions for additional information.

On various dates beginning on April 1, 2013 and continuing through June 30, 2013, we completed the acquisition of Fannie Mae and Freddie Mac MSRs and related advances from Ally Bank (Ally MSR Transaction), a wholly-owned subsidiary of Ally Financial Inc. (Ally), the indirect parent of Residential Capital, LLC (ResCap). Prior to the closing, we subserviced the related MSRs on behalf of Ally Bank. We assumed certain origination representation and warranty obligations in connection with the Ally MSR Transaction. This transaction did not involve the transfer of ownership of any legal entities.

On April 1, 2013, we completed the acquisition of Liberty Home Equity Solutions, Inc. (the Liberty Acquisition) through a stock purchase agreement. Liberty is engaged in the origination, purchase, sale and securitization of reverse mortgage loans, both retail and wholesale.

On February 15, 2013, we completed the acquisition of certain assets and operations of ResCap in connection with the asset sale by ResCap and certain of its subsidiaries pursuant to a plan under Chapter 11 of the Bankruptcy Code (the ResCap Acquisition). We purchased MSRs related to “private label,” Freddie Mac and Ginnie Mae residential mortgage loans and certain master and subservicing agreements. The ResCap Acquisition included advances and elements of the servicing platform related to the acquired MSRs.

On December 27, 2012, we completed the merger by and among Ocwen, O&H Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Ocwen, Homeward Residential Holdings, Inc. (Homeward Holding) and WL Ross & Co. LLC, a Delaware limited liability company as shareholder representative. Pursuant to the merger, O&H Acquisition Corp. merged with and into Homeward Holding with Homeward Holding continuing as the surviving corporation and becoming a wholly-owned subsidiary of Ocwen (the Homeward Acquisition). Homeward primarily engages in the origination, purchase, sale and securitization of prime loans and the servicing of residential mortgage loans.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2013. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Material estimates that are particularly significant in the near or medium term relate to fair value measurements, the provision for potential losses that may arise from litigation proceedings, representation and warranty and other indemnification obligations, the amortization of MSRs and the valuation of goodwill and deferred tax assets.

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

Reclassification

Within the revenue section of the Consolidated Statement of Operations for the three and six months ended June 30, 2012, we reclassified Process management fees of $9.9 million and $18.7 million to Other revenues. In addition, certain other insignificant amounts in the Consolidated Statements of Operations and Cash Flows for prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on our consolidated financial position, cash flows or results of operations.

Significant Accounting Policies

Transfers of Financial Assets

We securitize, sell and service forward and reverse residential mortgage loans. Securitization transactions typically involve the use of VIEs and are accounted for as either sales or secured financings. We typically retain economic interests in the securitized assets in the form of servicing rights and obligations. In order to efficiently finance our assets and operations, we may sell servicing advances and Rights to MSRs. In order to determine whether or not a VIE is required to be consolidated, we consider our ongoing involvement with the VIE. In circumstances where we have both the power to direct the activities that most significantly impact the VIEs performance and the obligation to absorb losses or the right to receive benefits that could be significant, we would conclude that we would consolidate the entity, which precludes us from recording an accounting sale in connection with the transfer of the financial assets. In the case of a consolidated VIE, we continue to record the underlying residential mortgage loans or servicing advances and we record the securitized debt on our consolidated balance sheet.

In the case of transfers where either one or both of the power or economic criteria above are not met, we evaluate whether we achieve a sale for accounting purposes. In order to achieve a sale, the transferred assets must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond our control. If we fail any of these three criteria, the accounting is consistent with a secured financing as described in the preceding paragraph. Subsequent to the determination that a transaction does not meet the accounting sale criteria, we may determine that we meet the criteria. In the event we subsequently meet the accounting sale criteria, we derecognize the transferred assets and related liabilities.

Gains or losses on off-balance sheet securitizations take into consideration any retained interests, including servicing rights and representation and warranty obligations, both of which are initially recorded at fair value at the date of sale in gain on loans held for sale, net, in our Consolidated Statements of Operations.

Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2011-11, (Accounting Standards Codification (ASC) 210, Balance Sheet): Disclosures about Offsetting Assets and Liabilities and ASU 2013-01: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU contains new disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with financial and derivative instruments. ASU 2013-01 clarified the scope of transactions that are subject to ASU 2011-11. The new disclosures also provide information about gross and net exposures. Retrospective application is required for all comparative periods presented. Our adoption of these standards on January 1, 2013 did not have a material impact on our unaudited consolidated financial statements, as the requirements relate to disclosures only.

ASU 2013-02 (ASC 220, Comprehensive Income): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (which amends ASC 220, Comprehensive Income). ASC 2013-02 contains new requirements related to the presentation and disclosure of items that are reclassified out of accumulated other comprehensive income. The ASU is required to be applied prospectively. Adoption of this standard on January 1, 2013 did not have a material impact on our unaudited consolidated financial statements, as the requirements relate to disclosures only.

ASU 2013-04 (ASC 405, Liabilities): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, a consensus of the FASB Emerging Issues Task Force (EITF). On February 28, 2013, the FASB issued ASU 2013-04. The ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following:

a.	The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and
b.	Any additional amount the reporting entity expects to pay on behalf of its co-obligors.”

Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The ASU permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint-and-several obligation). The ASU is effective for all prior periods in fiscal years beginning on or after December 15, 2013 (and interim reporting periods within those years). The ASU should be applied retrospectively to obligations with joint-and-several liabilities existing at the beginning of an entity’s fiscal year of adoption. Entities that elect to use hindsight in measuring their obligations during the comparative periods must disclose that fact. Early adoption is permitted. We are currently evaluating the effect of adopting this standard effective January 1, 2014, but we do not anticipate that our adoption will have a material impact on our consolidated financial condition or results of operations.

ASU 2013-05 (ASC 830, Foreign Currency Matters): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, a consensus of the FASB Emerging Issues Task Force. On March 4, 2013, the FASB issued ASU 2013-05, which requires that the entire amount of a cumulative translation adjustment (CTA) related to an entity’s investment in a foreign entity should be released when there has been a:

●	sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity,
●	loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated), or
●	step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity).

The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013. The ASU should be applied prospectively from the beginning of the fiscal year of adoption. We are currently evaluating the effect of adopting this standard effective January 1, 2014, but we do not anticipate that our adoption will have a material impact on our consolidated financial condition or results of operations.

Note 2	Securitizations and Variable Interest Entities

We securitize, sell and service forward and reverse residential mortgage loans and regularly transfer financial assets in connection with asset-backed financing arrangements. We have aggregated these securitizations and asset-backed financing arrangements into two groups: (1) securitizations of residential mortgage loans and (2) financings of advances on loans serviced for others.

We have determined that the SPEs created in connection with our match funded financing facilities are VIEs of which we are the primary beneficiary. We also determined that we were the primary beneficiary for certain residential mortgage loan securitization trusts which were de-recognized at December 31, 2012, upon sale of our retained interest to a third party.

Securitizations of Residential Mortgage Loans

Currently, we securitize forward and reverse residential mortgage loans involving the GSEs. We retain the right to service these loans and receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in servicing and subservicing fees on the Consolidated Statements of Operations. In prior years, we securitized residential mortgage loans through “private label” securitization trusts. We continued to be involved with the securitization trusts, typically by acting as the servicer or sub-servicer for the loans held by the trust and by retaining a beneficial ownership interest in the securitization trust. The beneficial interests that we held consisted of both subordinate and residual securities that were either retained at the time of the securitization or subsequently acquired. We also acquired residual and subordinated interests in trusts where we were not the transferor but were the servicer.

In December 2012, we sold the beneficial interests that we held in the four consolidated securitization trusts and deconsolidated these securitization trusts. All assets and liabilities associated with the trusts were derecognized. We have no obligation to provide financial support to unconsolidated securitization trusts and have provided no such support. The beneficial owners of the trusts can look only to the assets of the securitization trusts for satisfaction of the debt issued by the securitization trusts and have no recourse against the assets of Ocwen. The general creditors of Ocwen have no claim on the assets of the trusts.

Transfers of Forward Loans

As part of our origination activities, we sell or securitize forward loans that we originate or that we purchase from third parties, generally in the form of mortgage-backed securities guaranteed by the GSEs. Securitization usually occurs within 30 days of loan closing or purchase. We retain servicing rights associated with the transferred loans and receive a servicing fee for services provided. We act only as a fiduciary and do not have a variable interest in the securitization trusts. As a result, we account for these transactions as sales upon transfer.

We elected to measure loans held for sale at fair value. We report interest income on loans held for sale in other income (expense). We report the gain or loss on the transfer of the loans held for sale in Gain on loans held for sale, net in the Consolidated Statements of Operations. We also include in Gain on loans held for sale, net changes in fair value of loans and the gain or loss on the related derivatives. See Note 18 – Derivative Financial Instruments and Hedging Activities for information on these derivative financial instruments. We include all changes in loans held for sale and related derivative balances in operating activities in the Consolidated Statements of Cash Flows.

The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding during the periods ended June 30, 2013:

	Three Months	Six Months
Proceeds received from securitizations	$1,887,359	$4,464,151
Servicing fees collected	5,290	6,807
Purchases of previously transferred assets	(4,854)	(11,790)
	$1,887,795	$4,459,168

In connection with these transfers, we recorded MSRs of $18.2 million and $46.9 million for the three and six months ended June 30, 2013. We initially record the MSRs at fair value and subsequently account for them at amortized cost. See Note 9 – Mortgage Servicing for information relating to MSRs.

Certain guarantees arise from agreements associated with the transfers of loans. Under these agreements, we may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor or insurer, for losses incurred due to material breach of contractual representations and warranties. See Note 16 – Other Liabilities for further information.

The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained since the Homeward Acquisition as well as our maximum exposure to loss including the unpaid principal balance of the transferred loans:

	June 30, 2013	December 31, 2012
Carrying value of assets:
Mortgage servicing rights, at amortized cost	$44,375	$—
Mortgage servicing rights, at fair value	2,580	2,908
Advances and match funded advances	764	—
Unpaid principal balance of loans transferred (1)	4,458,218	238,010
Maximum exposure to loss	$4,505,937	$240,918
(1)	The UPB of the loans transferred is the maximum exposure to loss under our standard representations and warranties obligations.

At June 30, 2013, only 0.05% of the transferred residential loans that we serviced were 60 days or more past due. During the three and six months ended June 30, 2013, there were no charge-offs, net of recoveries associated with these transferred loans.

Transfers of Reverse Mortgages

We are an approved issuer of Ginnie Mae Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae. With the acquisition of Liberty, we have begun to originate Home Equity Conversion Mortgages (HECMs or reverse mortgages) that are insured by the FHA. We then pool the loans into HMBS that we sell into the secondary market with servicing rights retained. Based upon the structure of the Ginnie Mae securitization program, we have determined that loan transfers in the HMBS program do not meet the definition of a participating interest because of the servicing requirements in the product that require the Issuer/Servicer to absorb some level of interest rate risk, cash flow timing risk and incidental credit risk. As a result, HECMs do not qualify for sale accounting, and we, therefore, account for these transfers as secured borrowings. Under this accounting treatment, the HECMs remain on our Consolidated Balance Sheet as loans held for investment (Loans – Restricted for Securitization Investors) in Other assets. We record the proceeds from the transfer of assets as secured borrowings (Secured borrowing – owed to securitization investors) in Other borrowings and recognize no gain or loss on the transfer. Holders of participating interests in the HMBS have no recourse against Ocwen, except for standard representations and warranties and our contractual obligation to service the HECMs and the HMBS, and have no recourse against the assets of Ocwen.

We have elected to measure the HECMS and HMBS-related borrowings at fair value. The changes in fair value of the HECMs and HMBS-related borrowings are included in other revenues in our Consolidated Statement of Operations. Included in net fair value gains on the HECMs and related HMBS borrowings are the interest income that we expect to be collected on the HECMs and the interest expense that we expect to be paid on the HMBS-related borrowings. We report net fair value gains on HECMs and the related HMBS borrowings as an adjustment to the net cash provided by or used in operating activities in the Consolidated Statements of Cash Flows. Originations of and payments on the HECMs are included in investing activities in the Consolidated Statements of Cash Flows. Proceeds from securitizations of HECMs and payments on HMBS-related borrowings are included in financing activities in the Consolidated Statements of Cash Flows.

We had HMBS-related borrowings of $73.6 million and $76.6 million of HECMs pledged as collateral to the pools at June 30, 2013.

Financings of Advances on Loans Serviced for Others

Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We consolidate these SPEs because the transfers do not qualify for sales accounting treatment or because Ocwen is the primary beneficiary of the SPE.

These SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of our advance facility agreements. We classify the transferred advances on our Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by these entities can look only to the assets of the SPE for satisfaction of the debt and have no recourse against Ocwen. However, Ocwen and OLS have guaranteed the payment of the obligations under the securitization documents of two of the entities. The maximum amounts payable under the guarantees are limited to 10% of the notes outstanding at the end of each facility’s revolving period in April 2014 and December 2014, respectively. The balance of notes outstanding at these two entities as of June 30, 2013 was $131.4 million and $39.2 million, respectively. The assets and liabilities of the advance financing SPEs are comprised solely of Match funded advances, Debt service accounts, Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation.

See Note 8 – Match Funded Advances, Note 12 – Debt Service Accounts and Note 14 – Match Funded Liabilities for additional information.

Note 3	Transfers of Financial Assets

In order to efficiently finance our assets and operations, we periodically sell the right to receive servicing fees, excluding ancillary income, relating to certain of our mortgage servicing rights (Rights to MSRs) and related advances (collectively, HLSS Transactions) to Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiary, HLSS Holdings, LLC (collectively HLSS). To the extent applicable, HLSS may also acquire certain advance SPEs and the related match funded liabilities. During the six months ended June 30, 2013 and 2012, we completed HLSS Transactions relating to the Rights to MSRs for $26.5 billion and $18.2 billion of UPB, respectively.

As part of the HLSS Transactions, we retain legal ownership of the MSRs and continue to service the related mortgage loans. However, we service the loans for a reduced fee because HLSS has assumed the match funded liabilities as well as the obligation for future servicing advances related to the MSRs. We are obligated to transfer legal ownership of the MSRs to HLSS upon obtaining all required third party consents. At that time, we would subservice the MSRs pursuant to our subservicing agreement with HLSS which was executed on February 10, 2012 and subsequently amended on October 1, 2012. See Note 22 – Related Party Transactions for additional information.

The following table provides a summary of the assets and liabilities sold to HLSS in connection with the HLSS Transactions during the six months ended June 30:

	2013	2012
Sale of MSRs accounted for as a financing	$148,622	$73,691
Sale of match funded advances	1,079,777	92,225
Sale of advance SPEs:
Match funded advances	—	413,374
Debt service account	—	14,786
Prepaid lender fees and debt issuance costs	—	5,422
Other prepaid expenses	—	1,928
Match funded liabilities	—	(358,335)
Accrued interest payable and other accrued expenses	—	(841)
Net assets of advance SPEs	—	76,334
Sales price, as adjusted	1,228,399	242,250
Amount due to HLSS for post-closing adjustments at June 30	—	368
Cash received	$1,228,399	$242,618

We completed an additional transaction with HLSS on July 1, 2013 that resulted in the sale of Rights to MSRs with approximately $83.6 billion in UPB of mortgage loans as of June 30, 2013. The purchase price was approximately $2.7 billion, including $2.4 billion for servicing advances and $241 million for the associated Rights to MSRs. See Note 25 – Subsequent Events for additional information regarding this transaction.

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

Note 4	Business Acquisitions

We completed the Liberty, ResCap and Homeward acquisitions, respectively, as part of our ongoing strategy to expand our residential origination and servicing businesses. We accounted for these transactions using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. In a business combination, the initial allocation of the purchase price is considered preliminary and, therefore, subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business.

The pro forma consolidated results presented below for each business acquisition are not indicative of what our consolidated net earnings would have been had we completed the acquisitions on the dates indicated because of differences in servicing practices and cost structure between Ocwen and each acquiree. In addition, the pro forma consolidated results do not purport to project our combined future results nor do they reflect the expected realization of any cost savings associated with the acquisitions.

The ResCap acquisition was treated as an asset acquisition for U.S. tax purposes. We expect the opening tax basis for the acquired assets and liabilities to be the fair value as shown in the purchase price allocation tables below. We expect MSRs and goodwill to be treated as intangible assets acquired in connection with the purchase of a trade or business and as such, amortized over 15 years for U.S. tax purposes. The acquisitions of Liberty and Homeward were treated as stock purchases for U.S. tax purposes.

Purchase Price Allocation

The following table summarizes the fair values of assets acquired and liabilities assumed as part of the ResCap and Homeward Acquisitions:

	ResCap				Homeward
Purchase Price Allocation	March 31, 2013	Adjustments	Revised		December 31, 2012	Adjustments	Revised
Cash	$—	$—	$—		$79,511	$—	$79,511
Loans held for sale	—	—	—		558,721	—	558,721
Mortgage servicing rights	393,891	—	393,891		358,119	2,225	360,344
Advances and match funded advances	1,622,348	(3,492)	1,618,856	(1)	2,266,882	—	2,266,882	(1)
Deferred tax assets	—	—	—		47,346	—	47,346	(1)
Premises and equipment	22,398	(5,975)	16,423	(1)	16,803	—	16,803	(1)
Debt service accounts	—	—	—		69,287	—	69,287
Investment in unconsolidated entities	—	—	—		5,485	—	5,485	(1)
Receivables and other assets	2,989		2,989		56,886	—	56,886
Match funded liabilities	—	—	—		(1,997,459)	—	(1,997,459)
Other borrowings	—	—	—		(864,969)	—	(864,969)
Other liabilities
Liability for indemnification obligations	(49,500)	—	(49,500)		(32,498)	—	(32,498	) (1)
Liability for certain foreclosure matters	—	—	—		—	(13,602)	(13,602	) (1)
Accrued bonuses	—	—	—		(35,201)	—	(35,201)
Checks held for escheat	—	—	—		(16,418)	—	(16,418	) (1)
Other	(24,840)	(340)	(25,180)		(47,614)	—	(47,614	) (1)
Total identifiable net assets	1,967,286	(9,807)	1,957,479		464,881	(11,377)	453,504
Goodwill	204,743	5,295	210,038	(1)	300,843	10,477	311,320	(1)
Total consideration	$2,172,029	$(4,512)	$2,167,517		$765,724	$(900)	$764,824
(1)	Initial fair value estimate

The estimated fair values of the assets acquired and liabilities assumed at the acquisition date, as set forth in the table above, includes some amounts based on preliminary fair value estimates. The following factors led to certain balances having preliminary fair value estimates:

●	The complex nature of certain acquired assets and assumed liabilities prevents us from completing our valuations and reconciliations;
●	We engaged a third party specialist to assist in valuing certain assets and liabilities and this work is not yet complete; and
●	Underlying information such as unpaid principal balance (UPB) and other loan level details have not yet been boarded and reconciled onto our servicing platform, and therefore, we have not been able to fully validate and reconcile certain asset and liability balances correlated with UPB data.

Because the measurement period is still open, we expect that certain fair value estimates will change once we receive all information necessary to make a final fair value assessment. Any measurement period adjustments that we identify and determine to be material will be applied retrospectively to the period of acquisition, and depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.

In June 2013, we adjusted the initial purchase price and purchase price allocations related to the Homeward and ResCap Acquisitions as indicated in the table above. These measurement period adjustments were applied retrospectively to the period of acquisition. The December 31, 2012 Consolidated Balance Sheet has been revised to reflect the adjustments attributable to the Homeward Acquisition. None of the adjustments had a material effect on earnings.

ResCap Acquisition

We completed the ResCap Acquisition on February 15, 2013. We acquired MSRs to “private label,” Freddie Mac and Ginnie Mae loans with a UPB of $107.3 billion and master servicing agreements with a UPB of $42.1 billion. We also assumed subservicing contracts with a UPB of $25.9 billion. In addition, until we obtain certain consents and court approvals we will subservice MSRs with a UPB of $9.0 billion on behalf of ResCap. When we obtain such consents and approvals, we will purchase these MSRs and assume the subservicing contracts from ResCap. We also acquired certain diversified fee-based business operations that include recovery, title and closing services.

To finance the ResCap Acquisition, we deployed $840.0 million from the proceeds of a new $1.3 billion senior secured term loan (SSTL) facility and borrowed an additional $1.2 billion pursuant to two new servicing advance facilities and one existing facility.

Ocwen assumed certain limited liabilities as part of the transaction, including certain employee liabilities and certain business payables outstanding at the closing date. Under the agreement with ResCap, Ocwen generally did not assume any contingent obligations, including pending or threatened litigation, financial obligations in connection with any settlements, orders or similar agreements entered into by ResCap or obligations in connection with any representations or warranties associated with loans previously sold by ResCap except for litigation that may arise in the ordinary course of servicing mortgage loans relating to servicing agreements assumed by Ocwen. Ocwen assumed all liabilities related to servicing loans that are guaranteed by Ginnie Mae, whether arising prior to or after the closing date.

On April 12, 2013 in connection with the sale to Altisource of the diversified fee-based business acquired in connection with the ResCap Acquisition, Ocwen agreed to establish additional terms related to existing servicing arrangements between Altisource and Ocwen for mortgage servicing assets acquired from ResCap. The cash consideration paid by Altisource to Ocwen under the Agreement totaled $128.8 million. At the time of the closing, we derecognized goodwill of $128.8 million associated with the diversified fee-based business sold to Altisource. There were no other significant assets or liabilities associated with this business. See Note 21 – Business Segment Reporting for a discussion of the additional terms of the servicing arrangements.

Post-Acquisition Results of Operations

The following table presents the revenue and earnings of the ResCap Business operations that are included in our unaudited Consolidated Statements of Operations from the acquisition date of February 15, 2013 through June 30, 2013:

For the Periods Ended June 30, 2013:	Three Months	Six Months
Revenues	$193,596	$266,636
Net income	$43,646	$58,525

Pro Forma Results of Operations

The following table presents supplemental pro forma information for Ocwen as if the ResCap Acquisition occurred on January 1, 2012. Pro forma adjustments include:

●	conforming servicing revenues to the revenue recognition policies followed by Ocwen;
●	conforming the accounting for MSRs to the valuation and amortization policies of Ocwen;
●	adjusting interest expense to eliminate the pre-acquisition interest expense of ResCap and to recognize interest expense as if the acquisition-related debt of Ocwen had been outstanding at January 1, 2012; and
●	reporting acquisition-related charges for professional services as if they had been incurred in 2012 rather than 2013.
For the Periods Ended June 30:	Three Months	Six Months
	2012	2013	2012
Revenues	$348,430	$987,623	$652,151
Net income (loss)	$20,335	$106,649	$14,138

Homeward Acquisition

We completed the Homeward Acquisition on December 27, 2012. We acquired the MSRs and subservicing for approximately 421,000 residential mortgage loans with a UPB of $77.0 billion. We also acquired Homeward’s loan origination platform and its diversified fee-based businesses, including property valuation, REO management, title, closing and advisory services.

On March 29, 2013, Ocwen sold the Homeward diversified fee-based businesses to Altisource Solutions S.à r.l. and Altisource Portfolio Solutions, Inc., wholly-owned subsidiaries of Altisource, for an aggregate purchase price of $87.0 million in cash. Ocwen sold its investment in two subsidiaries of Homeward, Beltline Road Insurance Agency, Inc. and Power Default Services, Inc. As part of this transaction, Ocwen also agreed to sell certain designated assets used or usable in the business conducted by another Homeward subsidiary, Power Valuation Services, Inc., as well as certain designated intellectual property and information technology assets that are used or usable in the business conducted by the acquired subsidiaries or by Powerline Valuation Services, Inc. Altisource also assumed certain liabilities of the diversified fee-based business. The carrying value of the net assets sold, including allocated goodwill, approximated the sales price. The assets sold consisted of receivables and other assets of $18.7 million. The liabilities assumed by Altisource of $4.0 million consisted principally of deferred revenue. At the time of the sale, we derecognized goodwill of $72.3 million associated with the sold business. In connection with this transaction, Ocwen entered into amendments to certain of its services and intellectual property agreements with Altisource. See Note 22 – Related Party Transactions for a discussion of these amendments.

Pro Forma Results of Operations

The following table presents supplemental pro forma information for Ocwen as if the acquisition of Homeward occurred on January 1, 2011. Pro forma adjustments include:

●	conforming servicing revenues to the revenue recognition policy followed by Ocwen;
●	conforming the accounting for MSRs to the valuation and amortization policies of Ocwen;
●	reversing depreciation recognized by Homeward and reporting depreciation based on the estimated fair values and remaining lives of the acquired premises and equipment at the date of acquisition;
●	adjusting interest expense to eliminate the pre-acquisition interest expense of Homeward and to recognize interest expense as if the acquisition-related debt of Ocwen had been outstanding at January 1, 2011 and
●	reporting acquisition-related charges for professional services as if they had been incurred in 2011 rather than 2012.
For the Periods Ended June 30, 2012:	Three Months	Six Months
Revenues	$325,915	$603,550
Net income	$53,880	$76,808

Other Acquisitions

Correspondent One

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

Liberty

On April 1, 2013, we completed the Liberty Acquisition for $22.0 million in cash. In addition, and as part of the closing, Ocwen repaid Liberty’s $9.1 million existing outstanding debt to the sellers. We acquired approximately 420 reverse mortgage loans with a UPB of $55.2 million. We also acquired Liberty’s reverse mortgage origination platform. The acquired net assets were $31.1 million and consisted primarily of residential reverse mortgage loans ($60.0 million), receivables ($11.2 million), loans held for investment ($10.3 million) and cash ($4.6 million) less amounts due under warehouse facilities ($46.3 million) and HMBS-related borrowings ($10.2 million). We did not recognize any goodwill in connection with this acquisition. The acquisition of Liberty did not have a material effect on our financial condition, results of operations or cash flows.

Note 5	Fair Value of Financial Instruments

We estimate fair value based on a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels whereby the highest priority is given to Level 1 inputs and the lowest to Level 3 inputs.

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3: Unobservable inputs for the asset or liability.

We classify assets in their entirety based on the lowest level of input that is significant to the fair value measurement.

The carrying amounts and the estimated fair values of our financial instruments and our nonfinancial assets measured at fair value are as follows:

		June 30, 2013		December 31, 2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale, at fair value (1)	2	$361,144	$361,144	$426,480	$426,480
Loans held for sale, at lower of cost or fair value (2)	3	33,987	33,987	82,866	82,866
Loans – restricted for securitization investors, at fair value (1)	3	76,649	76,649	—	—
Advances and match funded advances (3)	3	3,405,795	3,405,795	3,233,707	3,233,707
Receivables, net (3)	3	225,011	225,011	167,459	167,459

Financial liabilities:
Match funded liabilities (3)	3	$2,391,832	$2,391,832	$2,532,745	$2,533,278
Other borrowings:
Secured borrowings – owed to securitization investors, at fair value (1)	3	73,641	73,641	—	—
Other (3)	3	2,098,437	2,082,458	1,096,679	1,101,504
Total Other borrowings		2,172,078	2,156,099	1,096,679	1,101,504

Derivative financial instruments (1):
Interest rate lock commitments (IRLCs)	2	$(7,064)	$(7,064)	$5,781	$5,781
Interest rate swaps	3	—	—	(10,836)	(10,836)
Forward MBS trades	1	18,681	18,681	(1,719)	(1,719)
U.S. Treasury futures	1	—	—	(1,258)	(1,258)
Interest rate caps	3	176	176	168	168

MSRs, at fair value (1)	3	$97,163	$97,163	$85,213	$85,213
(1)	Measured at fair value on a recurring basis.
(2)	Measured at fair value on a non-recurring basis.
(3)	Financial instruments disclosed, but not carried, at fair value.
18

The following tables present a reconciliation of the changes in fair value of Level 3 assets that we measure at fair value on a recurring basis:

	Loans – restricted for securitization investors	Secured borrowings – owed to securitization investors	Derivative Financial Instruments	MSRs at Fair Value	Total

Three Months Ended June 30, 2013:
Beginning balance	$—	$—	$(18,635)	$84,534	$65,899

Purchases, issuances, sales and settlements:
Purchases	10,251	(10,179)	—	—	72
Issuances	63,029	(65,938)	—	—	(2,909)
Sales	—	—	24,156	—	24,156
Settlements	(871)	867	(1,375)	—	(1,379)
	72,409	(75,250)	22,781	—	19,940

Total realized and unrealized gains and (losses) (1):
Included in Other, net	4,240	1,609	1,469	12,629	19,947
Included in Other comprehensive income (loss)	—	—	(5,439)	—	(5,439)
	4,240	1,609	(3,970)	12,629	14,508

Transfers in and / or out of Level 3	—	—	—	—	—
Ending balance	$76,649	$(73,641)	$176	$97,163	$100,347

Three Months Ended June 30, 2012:
Beginning balance	$—	$—	$(12,806)	$—	$(12,806)

Purchases, issuances, sales and settlements:
Settlements	—	—	65	—	65
	—	—	65	—	65

Total realized and unrealized gains and (losses) (1):
Included in Other, net	—	—	1,843	—	1,843
Included in Other comprehensive income (loss)	—	—	(4,007)	—	(4,007)
	—	—	(2,164)	—	(2,164)

Transfers in and / or out of Level 3	—	—	—	—	—
Ending balance	$—	$—	$(14,905)	$—	$(14,905)
19

	Loans – restricted for securitization investors	Secured borrowings – owed to securitization investors	Derivative Financial Instruments	MSRs at Fair Value	Total

Six Months Ended June 30, 2013:
Beginning balance	$—	$—	$(10,668)	$85,213	$74,545

Purchases, issuances, sales and settlements:
Purchases	10,251	(10,179)	—	—	72
Issuances	63,029	(65,938)	—	—	(2,909)
Sales	—	—	24,156	—	24,156
Settlements	(871)	867	(1,066)	—	(1,070)
	72,409	(75,250)	23,090	—	20,249

Total realized and unrealized gains and (losses) (1):
Included in Other, net	4,240	1,609	117	11,950	17,916
Included in Other comprehensive income (loss)	—	—	(12,363)	—	(12,363)
	4,240	1,609	(12,246)	11,950	5,553

Transfers in and / or out of Level 3	—	—	—	—	—
Ending balance	$76,649	$(73,641)	$176	$97,163	$100,347

Six Months Ended June 30, 2012:
Beginning balance	$—	$—	$(16,676)	$—	$(16,676)

Purchases, issuances, sales and settlements:
Settlements	—	—	2,422	—	2,422
	—	—	2,422	—	2,422

Total realized and unrealized gains and (losses) (1):
Included in Other, net	—	—	5,248	—	5,248
Included in Other comprehensive income (loss)	—	—	(5,899)	—	(5,899)
	—	—	(651)	—	(651)

Transfers in and / or out of Level 3	—	—	—	—	—
Ending balance	$—	$—	$(14,905)	$—	$(14,905)
(1)	Total net gains (losses) attributable to derivative financial instruments held at June 30, 2013 were $0.1 million for the three months ended June 30, 2013. For derivative financial instruments held at June 30, 2012, total net gains (losses) were $(2.2) million and $(6.4) million for the three and six months ended June 30, 2012, respectively.

The methodologies that we use and key assumptions that we make to estimate the fair value of financial instruments and other assets and liabilities measured at fair value on a recurring or non-recurring basis are described below:

Loans Held for Sale

We originate and purchase residential mortgage loans that we intend to sell to the GSEs. We also own residential mortgage loans that are not eligible to be sold to the GSEs due to delinquency or other factors. Residential forward and reverse mortgage loans that we intend to sell to the GSEs are carried at fair value as a result of a fair value election. Such loans are subject to changes in fair value due to fluctuations in interest rates from the closing date through the date of the sale of the loan into the secondary market. These loans are classified within Level 2 of the valuation hierarchy as the primary component of the price is obtained from observable values of mortgage forwards for loans of similar terms and characteristics. We have the ability to access this market, and it is the market into which conforming mortgage loans are typically sold.

We report all other loans held for sale at the lower of cost or fair value. Current market illiquidity has reduced the availability of observable pricing data for certain of these loans. When we enter into an agreement to sell a loan or pool of loans to an investor at a set price, we value the loan or loans at the commitment price. We base the fair value of uncommitted loans on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. Assumptions used in the valuation of performing loans include historical default rates, re-performance rates on defaulted loans, loss severity on defaulted loans, average resolution timeline, average coupon rate and a discount rate. Significant assumptions used in the valuation of nonperforming loans include the current market value of the underlying collateral based on third party sources such as appraisals or broker price opinions, resolution timeline, estimated foreclosure and disposition costs that are based on historical experience and a discount rate. The assumptions we used in the valuation of these performing and non-performing loans at June 30, 2013 have not changed significantly from those we used in the December 31, 2012 valuations.

We repurchase certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications and loan resolution activity as part of our servicing obligations. These are classified as loans held for sale at the lower of cost or fair value, as we expect to redeliver (sell) the loans to new Ginnie Mae guaranteed securitizations in the case of modified loans.  The fair value of these loans is estimated using published forward Ginnie Mae prices.  Loans repurchased in connection with loan resolution activities are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.  Because these loans are insured or guaranteed by the FHA or VA, the fair value of these loans represents the net recovery value taking into consideration the insured or guaranteed claim.

Loans – Restricted for Securitization Investors

These loans are not traded in an active, open market with readily observable prices. We base the fair value of transferred reverse mortgage loans that do not qualify as sales for accounting purposes on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows. Significant assumptions included expected prepayment and delinquency rates and cumulative loss curves. The discount rate assumption for these assets is primarily based on an assessment of current market yields on newly originated reverse mortgage loans, expected duration of the asset, and current market interest rates.

The more significant assumptions used in the June 30, 2013 valuation of our Loans – Restricted for Securitization Investors include:

●	Weighted average life in years ranging from 3.19 to 23.58 (weighted average of 6.86),

●	Conditional repayment rate ranging from 5.04% to 64.59% (weighted average of 12.82%), and
●	Discount rate of 2.14%.

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

We perform an impairment analysis based on the difference between the carrying amount and fair value after grouping our loans into the applicable strata. As a result of the Homeward and ResCap Acquisitions, management has re-evaluated the portfolio and determined the appropriate strata are Agency and Non-Agency. The Agency stratum includes all GSE MSRs. The Non-Agency stratum includes all private label primary and master MSRs.

We estimate fair value using internal models and with the assistance of third-party valuation experts. Our internal models calculate the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. We derived prepayment speeds and delinquency assumptions from historical experience adjusted for prevailing market conditions. We utilize discount rate provided by third-party valuation experts, and we consider external market-based assumptions in determining the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing.

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

The more significant assumptions used in the June 30, 2013 valuation of our MSRs carried at amortized cost include:

●	Prepayment speeds ranging from 7.22% to 25.92% (weighted average of 14.42%) depending on loan type;
●	Delinquency rates ranging from 3.83% to 25.02% (weighted average of 14.61%) depending on loan type;
●	Interest rate of 1-month LIBOR plus 4% for computing the cost of financing advances;
●	Interest rate of 1-month LIBOR for computing float earnings; and
●	Discount rates ranging from 10.9% to 20.0% (weighted average of 14.65%).

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

The key assumptions (generally unobservable inputs) used in the valuation of these MSRs include:

●	Mortgage prepayment speeds;
●	Delinquency rates, and
●	Discount rates.

The primary assumptions used in the June 30, 2013 valuation include a 9.51% weighted average constant prepayment rate and a discount rate equal to 1-Month LIBOR plus a range of 10.5%.

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

Secured Borrowings – Owed to Securitization Investors

We recognize the proceeds from the transfer of reverse mortgages as a secured borrowing that we account for at fair value. These borrowings are not actively traded and therefore quoted market prices are not available. We determine fair value by discounting the future principal and interest repayments over the estimated life of the borrowing at a market rate commensurate with the risk of the estimated cash flows. Significant assumptions include prepayments, discount rate and borrower mortality rates for reverse mortgages. The discount rate assumption for these liabilities is based on an assessment of current market yields for newly issued HMBS, expected duration, and current market interest rates.

The more significant assumptions used in the June 30, 2013 valuation of our Secured Borrowings – Owed to Securitization Investors include:

●	Weighted average life in years ranging from 3.15 to 22.84 (weighted average of 6.44),

●	Conditional repayment rate ranging from 5.01% to 61.69% (weighted average of 10.74%), and
●	Discount rate of 1.27%.
22

Match Funded Liabilities and Other Borrowings

The carrying value of match funded liabilities and secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other match funded or secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. We estimate principal repayments of match funded liabilities during the amortization period based on our historical advance collection rates and taking into consideration any plans to refinance the notes. At June 30, 2013, the interest on all borrowings under match funded facilities was based on a variable rate adjusted regularly using a market index and therefore the carrying value approximates fair value. For the SSTL, we used a discount rate of 5.63% and the repayment schedule specified in the loan agreement to determine fair value.

Derivative Financial Instruments

We may execute interest rate swaps to hedge against the effects of changes in interest rates on our borrowings under advance funding facilities. These derivatives are not exchange-traded and, therefore, quoted market prices or other observable inputs are not available. Fair value is based on information provided by third-party pricing sources. Third-party valuations are derived from proprietary models based on inputs that include yield curves and contractual terms such as fixed interest rates and payment dates. Although we have not adjusted the information obtained from the third-party pricing sources, we review this information to ensure that it provides a reasonable basis for estimating fair value. Our review is designed to identify information that appears stale, information that has changed significantly from the prior period and other indicators that the information may not be accurate. For interest rate contracts, significant increases or decreases in the unobservable portion of the yield curves in isolation will result in substantial changes in the fair value measurement. We terminated our outstanding interest rates swaps on May 31, 2013.

In addition, we may use interest rate caps to minimize future interest rate exposures on variable rate debt issued on servicing advance facilities from increases in one-month LIBOR interest rates. The fair value for interest rate caps is based on counterparty market prices and adjusted for counterparty credit risk.

We enter into forward trades to provide an economic hedge against changes in the value of residential forward and reverse mortgage loans held for sale that we carry at fair value. Forward trades are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Forward contracts are actively traded in the market and we obtained unadjusted market quotes for these derivatives, thus they are classified within Level 1 of the valuation hierarchy.

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

We previously entered into derivative contracts that included interest rate swaps, U.S. Treasury futures and forward contracts to hedge against the effects of changes in the value of the MSRs that we carry at fair value. Effective April 1, 2013, we modified our strategy for managing the risks of the underlying loan portfolios and no longer use derivative contracts to hedge against the effects of changes in the value of MSRs which we carry at fair value. The fair value of interest rate swaps were based upon projected short-term interest rates and volatility based on published market based sources, a Level 3 valuation. Because futures and forward contracts are actively traded in the market, they are classified within Level 1 of the valuation hierarchy.

See Note 18 – Derivative Financial Instruments and Hedging Activities for additional information regarding derivative financial instruments.

Note 6	Loans Held for Sale, at Fair Value

Loans held for sale, at fair value, represent residential forward and reverse mortgage loans originated or purchased and held until sold to secondary market investors, such as GSEs or other third party investors. The following table summarizes the activity in the balance of loans held for sale during the six months ended June 30, 2013:

Balance at December 31, 2012	$426,480
Originations and purchases (1)	4,511,255
Proceeds from sale	(4,526,875)
Loss on sale of loans	(37,794)
Decrease in fair value	(11,821)
Other	(101)
Balance at June 30, 2013	$361,144
(1)	Purchases include $60.0 million of reverse mortgages acquired in the Liberty Acquisition.

The following table summarizes the activity in Gain on loans held for sale, net, during the periods ended June 30:

	Three Months		Six Months
	2013	2012	2013	2012
Gain on sales of loans (1)	$10,179	$—	$9,098	$—
Changes in fair value of IRLCs	(11,757)	—	(12,994)	—
Change in fair value of loans held for sale (2)	(5,216)	—	(5,656)	—
Gain on hedge instruments	28,814	—	39,003	—
Provision for representations and warranties	(370)	—	(883)	—
Other	(19)	—	(188)	—
	$21,631	$—	$28,380	$—
(1)	Includes gains of $18.2 million and $46.9 million for the three and six months ended June 30, 2013, respectively, representing the value assigned to MSRs retained on sales of loans.
(2)	Includes a gain of $6.2 million recorded during the three months ended June 30, 2013 to adjust Loans – Restricted for Securitization Investors to fair value.
Note 7	Advances

Advances, representing payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	June 30, 2013	December 31, 2012
Servicing:
Principal and interest	$109,012	$83,617
Taxes and insurance	215,981	51,447
Foreclosures, bankruptcy and other	108,115	41,296
	433,108	176,360
Lending	353	—
Corporate Items and Other	12,010	8,103
	$445,471	$184,463
Note 8	Match Funded Advances

Match funded advances on residential mortgage loans that we service for others are comprised of the following at the dates indicated:

	June 30, 2013	December 31, 2012
Principal and interest	$1,931,073	$1,577,808
Taxes and insurance	765,241	1,148,486
Foreclosures, bankruptcy, real estate and other	264,010	322,950
	$2,960,324	$3,049,244
24

Note 9	Mortgage Servicing

Mortgage Servicing Rights – Amortization Method

The following table summarizes our activity related to MSRs for the six months ended June 30:

	2013	2012
Balance at December 31	$678,937	$293,152
Additions recognized in connection with business and asset acquisitions (1) (2)	1,078,819	175,852
Additions recognized on the sale of residential mortgage loans	46,892	—
Servicing transfers, adjustments and other	1,970	(88)
Amortization (3)	(118,580)	(34,348)
Balance at June 30	$1,688,038	$434,568

Estimated fair value at June 30	$2,269,985	$470,974
(1)	MSRs purchased during 2013 include $393.9 million acquired in the ResCap Acquisition. See Note 4 – Business Acquisitions for additional information.
(2)	MSRs purchased during 2013 also include $680.0 million of MSRs acquired in the Ally MSR Transaction. The acquired MSRs relate to mortgage loans with a UPB of approximately $87.0 billion owned by Freddie Mac and Fannie Mae. We also acquired servicing advance receivables of $73.5 million. We assumed the origination representation and warranty obligations of approximately $136.4 million in connection with a majority of the acquired MSRs. We had been subservicing these MSRs on behalf of Ally under a subservicing contract assumed by us in connection with the ResCap Acquisition.
(3)	Amortization of mortgage servicing rights is reported net of the amortization of servicing liabilities and includes the amount of charges we recognized to increase servicing liability obligations.

As disclosed in Note 3 – Transfers of Financial Assets, we sold certain Rights to MSRs during 2012 and 2013 as part of the HLSS Transactions. The carrying value of the related MSRs which have not been derecognized at June 30, 2013 was $360.6 million.

Mortgage Servicing Rights—Fair Value Measurement Method

This portfolio comprises servicing rights for which we elected the fair value option and includes prime forward mortgage loans for which we hedged the related market risks. The following table summarizes the activity related to our fair value MSRs for the six months ended June 30, 2013:

Balance at December 31, 2012	$85,213
Changes in fair value:
Due to changes in market valuation assumptions	20,680
Realization of cash flows and other changes	(8,730)
Balance at June 30, 2013	$97,163

Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of June 30, 2013 given hypothetical instantaneous parallel shifts in the yield curve:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(3,850)	$(7,459)

Discount rate (Option-adjusted spread)	$(4,143)	$(7,962)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.

Servicing Revenue

The following table presents the components of servicing and subservicing fees for the periods ended June 30:

	Three Months		Six Months
	2013	2012	2013	2012
Loan servicing and subservicing fees	$363,739	$149,384	$631,767	$261,973
Home Affordable Modification Program (HAMP) fees	46,792	21,390	86,939	34,074
Late charges	29,589	17,676	55,485	36,521
Loan collection fees	7,755	3,830	14,137	7,169
Custodial accounts (float earnings)	2,110	663	3,790	1,450
Other	32,647	7,392	58,007	14,237
	$482,632	$200,335	$850,125	$355,424

Portfolio of Assets Serviced

The following table presents the composition of our servicing and subservicing portfolios by type of asset serviced as measured by UPB. The servicing portfolio represents loans for which we own the MSRs while subservicing represents all other loans.

	Residential	Commercial	Total
UPB at June 30, 2013
Servicing (1)	$344,173,439	$—	$344,173,439
Subservicing	92,081,944	452,042	92,533,986
	$436,255,383	$452,042	$436,707,425

UPB at December 31, 2012
Servicing (1)	$175,762,161	$—	$175,762,161
Subservicing	27,903,555	401,031	28,304,586
	$203,665,716	$401,031	$204,066,747
(1)	Includes UPB of $99.8 billion and $79.4 billion at June 30, 2013 and December 31, 2012, respectively, for which the Rights to MSRs have been sold to HLSS.

Residential assets serviced consist principally of residential mortgage loans, but also include foreclosed real estate. Residential assets serviced also include small-balance commercial assets with a UPB of $1.9 billion and $2.1 billion at June 30, 2013 and December 31, 2012, respectively, that are managed using the REALServicing™ application. Commercial assets consist of large-balance foreclosed real estate. The UPB of assets serviced for others are not included on our unaudited Consolidated Balance Sheets.

Custodial accounts, which hold funds representing collections of principal and interest that we receive from borrowers, are held in escrow by an unaffiliated bank and are excluded from our unaudited Consolidated Balance Sheets. Custodial accounts amounted to $7.6 billion and $1.3 billion at June 30, 2013 and December 31, 2012, respectively.

Note 10	Receivables

Receivables consisted of the following at the dates indicated:

	Receivables	Allowance for Losses	Net
June 30, 2013
Servicing (1)	$157,869	$(14,202)	$143,667
Income taxes receivable	43,851	—	43,851
Due from related parties (2)	21,828	—	21,828
Other	17,622	(1,957)	15,665
	$241,170	$(16,159)	$225,011

December 31, 2012
Servicing (1)	$84,870	$(1,647)	$83,223
Income taxes receivable	55,292	—	55,292
Due from related parties (2)	12,361	—	12,361
Other	18,577	(1,994)	16,583
	$171,100	$(3,641)	$167,459
(1)	The receivable balances arise from our Servicing business and include reimbursable expenditures due from investors and amounts to be recovered from the custodial accounts of the trustees.
(2)	See Note 22 – Related Party Transactions for additional information regarding transactions with Altisource and HLSS.
26

Note 11	Goodwill

The following table provides a summary of activity in the carrying value of goodwill during the six months ended June 30, 2013:

	ResCap Acquisition	Homeward Acquisition	Litton Acquisition	Hom Eq Acquisition	Total
Balance at December 31, 2012	$—	$311,320	$57,430	$12,810	$381,560

Derecognition of goodwill in connection with the sale of a business (1) (2)	(128,750)	(72,309)	—	—	(201,059)
ResCap Acquisition (2)	210,038	—	—	—	210,038
Balance at June 30, 2013	$81,288	$239,011	$57,430	$12,810	390,539
Liberty Acquisition (2)					—
Step acquisition - Correspondent One (2)					101
Balance at June 30, 2013					$390,640
(1)	On March 29, 2013, we sold the diversified fee-based business acquired in the Homeward Acquisition to Altisource and derecognized the assigned goodwill. On April 12, 2013, we sold the diversified fee-based business acquired in the ResCap Acquisition to Altisource and derecognized the assigned goodwill.
(2)	See Note 4 – Business Acquisitions for additional information regarding this transaction.

For the ResCap Acquisition, the $81.3 million of remaining goodwill is assigned to the Servicing segment. For the Homeward Acquisition, $118.6 million of the remaining goodwill is assigned to the Servicing segment and $120.4 million is assigned to the Lending segment. Subsequent to the initial assignment and prior to the sale to Altisource, $4.7 million of the purchase price allocated to the diversified fee-based business was reallocated to Servicing and Lending. The assignment of goodwill in the ResCap and Homeward Acquisitions is preliminary pending the final purchase price allocation. For the Litton and HomEq Acquisitions, the entire balance of goodwill pertains to the Servicing segment.

Note 12	Debt Service Accounts

Under our advance funding facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balances also include amounts that have been set aside from the proceeds of our match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. These funds are held in interest earning accounts in the name of the SPE created in connection with the match funded financing facility. The balance of such debt service accounts at June 30, 2013 and December 31, 2012 was $84.2 million and $88.7 million, respectively.

Note 13	Other Assets

Other assets consisted of the following at the dates indicated:

	June 30, 2013	December 31, 2012
Loans – restricted for securitization investors, at fair value (1)	$76,649	$—
Loans held for sale, at lower of cost or fair value (2)	33,987	82,866
Prepaid lender fees and debt issuance costs, net (3)	32,912	14,389
Prepaid income taxes	23,112	23,112
Derivatives, at fair value (4)	18,857	10,795
Investment in unconsolidated entities (5)	12,886	25,187
Real estate, net	8,028	6,205
Interest earning collateral deposits (6)	5,668	31,710
Acquisition deposits (7)	—	57,000
Prepaid expenses and other	19,125	22,314
	$231,224	$273,578
(1)	Loans sold into Ginnie Mae guaranteed securitizations that we include in our Consolidated Financial Statements because the transfers of reverse mortgage loans to the trusts did not qualify for sales accounting treatment.
(2)	The carrying values at June 30, 2013 and December 31, 2012 are net of valuation allowances of $19.4 million and $14.7 million, respectively. The balances include non-performing subprime single-family residential loans that we do not intend to hold to maturity. The balance at June 30, 2013 includes $14.0 million of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations following the ResCap Acquisition in connection with loan modifications and loan resolutions. The balance at December 31, 2012 includes non-performing mortgage loans with a carrying value of $65.4 million that we acquired in December 2012 and sold to Altisource Residential, LP in February 2013 for an insignificant gain.
(3)	These balances relate to match funded liabilities and other secured borrowings.
(4)	See Note 18 – Derivative Financial Instruments and Hedging Activities for additional information.
(5)	The balance at December 31, 2012 includes an investment of $13.4 million that represented our 49% equity interest in Correspondent One. As disclosed in Note 4 – Business Acquisitions, we increased our ownership to 100% on March 31, 2013. Effective on that date, we began including the accounts of Correspondent One in our consolidated financial statements and have eliminated our current investment in consolidation.
(6)	These balances include $1.1 million and $25.8 million of cash collateral held by the counterparties to certain of our derivative agreements at June 30, 2013 and December 31, 2012, respectively.
(7)	The balance at December 31, 2012 represents an earnest money cash deposit we made in connection with the ResCap Acquisition. This deposit was subsequently applied towards the purchase price upon closing of the transaction on February 15, 2013. See Note 4 – Business Acquisitions for additional information.

Note 14	Match Funded Liabilities

Match funded liabilities are comprised of the following at the dates indicated:

				Available	Balance Outstanding
Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Borrowing Capacity (2)	June 30, 2013	December 31, 2012
2011-Servicer Advance Revolving Trust 1 (3)	2.23%	May 2043	May 2013	$—	$—	$325,000
2011-Servicer Advance Revolving Trust 1 (3)	3.37 – 5.92%	May 2043	May 2013	—	—	525,000
2012-Servicing Advance Revolving Trust 2 (3)	3.27 – 6.90%	Sep. 2043	Sept. 2013	—	—	250,000
2012-Servicing Advance Revolving Trust 3 (3)	2.98%	Mar. 2043	Mar. 2013	—	—	248,999
2012-Servicing Advance Revolving Trust 3 (3)	3.72 – 7.04%	Mar. 2044	Mar. 2014	—	—	299,278
Total fixed rate				—	—	1,648,277
28

				Available	Balance Outstanding
Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Borrowing Capacity (2)	June 30, 2013	December 31, 2012
Advance Receivable Backed Notes (4)	1-month LIBOR (1ML) + 285 bps	Apr. 2015	Apr. 2014	168,640	131,360	205,016
Advance Receivable Backed Notes Series 2012-ADV1	Commercial paper (CP) rate + 225 or 335 bps	Dec. 2043	Dec. 2013	276,618	173,382	232,712
Advance Receivable Backed Notes Series 2012-ADV1	1ML + 250 bps	June 2016	June 2014	25,000	200,000	94,095
Advance Receivable Backed Note	1ML + 300 bps	Dec. 2015	Dec. 2014	10,827	39,173	49,138
2011-Servicing Advance Revolving Trust 1 (3)	1ML + 300 bps	May 2043	May 2013	—	—	204,633
2012-Servicing Advance Revolving Trust 2 (3)	1ML + 315 bps	Sep. 2043	Sept. 2013	—	—	22,003
2012-Servicing Advance Revolving Trust 3 (3)	1ML + 300 bps – 675 bps	Mar. 2044	Mar. 2014	—	—	40,626
2012-Homeward Agency Advance Funding Trust 2012-1	1ML + 300 bps	Sept. 2013	Sept. 2013	3,581	21,419	16,094
2012-Homeward DSF Advance Revolving Trust 2012-1 (3)	1ML + 450 bps	Feb. 2013	Feb. 2013	—	—	20,151
Homeward Residential Bridge Loan Trust – 2013 Series-Bridge-VF1 and VF2 (3)(5)	1ML + 150 bps	Aug. 2043	Aug. 2013	133,162	766,838	—
Ocwen Servicer Advance Receivables Trust – Series 2013-VF1 Class A, B, C and D Notes (5)(6)	1ML + 150 – 525 bps	Feb. 2044	Feb. 2014	351,254	848,746	—
Ocwen Servicer Advance Receivables Trust II – Series 2013-VF1 Class A, B, C and D Notes (5)(6)	1ML + 287.5 bps	Feb. 2044	Feb. 2014	14,086	210,914	—
Total variable rate				983,168	2,391,832	884,468
				$983,168	$2,391,832	$2,532,745
(1)	The amortization date of our facilities is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. In two advance facilities, there are multiple notes outstanding. For each note, after the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.
(2)	Borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At June 30, 2013, none of the available borrowing capacity could be used because we had borrowed the maximum amount against the pledged collateral.
(3)	Facility was repaid in February 2013 from the proceeds of a new $1.4 billion bridge facility (Homeward Residential Bridge Loan Trust – 2013) which has an amortization date of August 14, 2013. On May 24, 2013, the total maximum borrowing capacity for this facility was reduced to $900,000.

(4)	We repaid this facility in full in July 2013.
(5)	On July 1, 2013, we repaid these facilities in full from the proceeds received on the sale of servicing advances to HLSS. See Note 25 – Subsequent Events for additional information regarding this transaction.
(6)	We entered into these facilities in connection with the ResCap Acquisition (See Note 4 – Business Acquisitions).
29

Note 15	Other Borrowings

Lines of credit and other secured and unsecured borrowings are comprised of the following at the dates indicated:

				Available	Balance Outstanding
Borrowings	Collateral	Interest Rate	Maturity	Borrowing Capacity	June 30, 2013	December 31, 2012

Servicing:
SSTL (1)	(1)	1ML + 550 bps; LIBOR floor of 150 bps (1)	Sept. 2016	$—	$—	$314,229
SSTL (2)	(2)	(2)	Feb. 2018	—	1,296,750	—

Senior unsecured term loan (3)		1-Month Euro-dollar rate + 675 bps with a Eurodollar floor of 150 bps	Mar. 2017	—	—	75,000
Financing liability – MSRs pledged (4)	MSRs (4)	(4)	(4)	—	428,339	303,705
Financing liability – MSRs pledged (5)	MSRs (5)	(5)	(5)	—	—	2,603
Promissory note (6)	MSRs	1ML + 350 bps	May 2017	—	17,844	18,466
Repurchase agreement	Loans held for sale (LHFS)	1 ML + 250 – 345 bps	Apr. 2014	92,579	7,421	—
				92,579	1,750,354	714,003

Lending:
Master repurchase agreement (7)	LHFS	1ML + 175 bps	Mar. 2014	231,875	68,125	88,122
Participation agreement (8)	LHFS	N/A	May 2014	—	21,742	58,938
Master repurchase agreement (9)	LHFS	1ML + 200 bps	Aug. 2013	143,392	106,608	133,995
Master repurchase agreement	LHFS	1ML + 200 bps	Jul. 2013	216,806	83,194	107,020
Master repurchase agreement	LHFS	1ML + 275 bps	Aug. 2013	39,690	60,310	—
Financing liability – MSRs pledged (5)	MSRs (5)	(5)	(5)	—	10,068	—
Secured borrowings - owed to securitization investors (10)	Loans held for investment	1ML + 220 bps	(10)	—	73,641	—
				631,763	423,688	388,075

Corporate Items and Other
Securities sold under an agreement to repurchase (11)	Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes	Class A-2 notes: 1ML + 200 bps; Class A-3 notes: 1ML + 300 bps	Monthly	—	4,045	2,833
				724,342	2,178,087	1,104,911

Discount (1) (2)				—	(6,009)	(8,232)
				$724,342	$2,172,078	$1,096,679
30

(1)	In February 2013, we repaid this loan in full and wrote off the remaining discount as part of the loss on extinguishment.
(2)	On February 15, 2013, we entered into a new SSTL facility agreement and borrowed $1.3 billion that was used principally to fund the ResCap Acquisition and repay the balance of the previous SSTL. The loan was issued with an original issue discount of $6.5 million that we are amortizing over the term of the loan. We are required to repay the principal amount of the borrowings in consecutive quarterly installments of $3.3 million. In addition, we are required to use the net cash proceeds (as defined) from any asset sale (as defined) to repay loan principal. Generally, this provision applies to non-operating sales of assets, such as the HLSS Transactions, and generally, net cash proceeds represent the proceeds from the sale of the assets, net of the repayment of any debt secured by a lien on the assets sold. The borrowings are secured by a first priority security interest in substantially all of the assets of Ocwen. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate [the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR)], plus a margin of 2.75% and a base rate floor of 2.25% or (b) the one month Eurodollar rate, plus a margin of 3.75% with a 1-Month LIBOR floor of 1.25%. To date we have elected option (b) to determine the interest rate.
(3)	We repaid this loan in full in February 2013.
(4)	As part of the HLSS Transactions, we transfer certain Rights to MSRs to HLSS. Because we have not yet transferred legal title to the MSRs, we account for these transfers as financings with the proceeds from the sale of the Rights to MSRs recorded as a financing liability. The financing liability is amortized using the interest method with the servicing income that is remitted to HLSS representing payments of principal and interest. The liability has no contractual maturity but is amortized over the estimated life of the transferred Rights to MSRs. The balance of the liability is reduced each month based on the change in the estimated fair value of the transferred rights to MSRs. See Note 3 – Transfers of Financial Assets for additional information.
(5)	We sold MSRs for certain loans to an unrelated third party in December 2012 and June 2013; however, we are required to repurchase the MSRs for any loans that cannot be refinanced by the purchaser under the federal government’s Home Affordable Refinance Program (HARP). As a result, the sale is being accounted for as a financing. The financing liability is being amortized using the interest method with the servicing income that is remitted to the purchaser representing payments of principal and interest. In June 2013, we derecognized a portion of the liability from the December 2012 sale related to loans that had been refinanced under HARP and recognized a $3.2 million gain on the retirement of the financing liability.
(6)	Prepayments of the balance on this note may be required if the borrowing base, as defined, falls below the amount of the note outstanding.
(7)	On March 19, 2013, the maturity date of the Master Repurchase Agreement was extended to March 18, 2014 and the maximum borrowing capacity was increased to $120.0 million to $300.0 million.
(8)	Under this participation agreement, the lender provides financing on an uncommitted basis for up to $100.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. However, the transaction does not qualify for sales accounting treatment and is, therefore, accounted for as a financing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. In April 2013, we extended the participation agreement maturity date to May 31, 2014.
(9)	On June 12, 2013, the maturity date of the Master Repurchase Agreement was extended to August 2, 2013.
(10)	This represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed securitization that we include in our consolidated financial statements because the transfers of reverse mortgage loans to the trusts did not qualify for sales accounting treatment. There are no maturity dates; the borrowings mature as the related loans are repaid.
(11)	This agreement has no stated credit limit and lending is determined for each transaction based on the acceptability of the securities presented as collateral.
31

Note 16	Other Liabilities

Other liabilities are comprised of the following at the dates indicated:

	June 30, 2013	December 31, 2012
Liability for indemnification obligations (1)	$220,041	$38,140
Accrued expenses	103,742	70,831
Amount due seller for purchase price adjustments – ResCap Acquisition	69,696	—
Liability for certain foreclosure matters (2)	66,431	13,602
Checks held for escheat	25,448	33,225
Payable to servicing and subservicing investors (3)	23,545	9,973
Liability for selected tax items	22,338	22,702
Due to related parties (4)	19,132	45,034
Servicing liabilities (5)	11,704	9,830
Accrued interest payable	8,874	5,410
Derivatives, at fair value (6)	7,064	18,658
Other	58,613	23,861
	$636,628	$291,266
(1)	The balance includes origination representation and warranty obligations and compensatory fees for foreclosures that may ultimately exceed investor timelines. These obligations were primarily assumed in connection with the Ally MSR Transaction, the ResCap Acquisition and the Homeward Acquisition. See Note 4 – Business Acquisitions and Note 9 – Mortgage Servicing for additional information.
(2)	The balance represents a liability established in connection with our ongoing discussions with the Multi-State Mortgage Committee of the Conferences of State Bank Supervisors (MMC), Consumer Finance Protection Bureau (CFPB) and state Attorneys General in connection with certain foreclosure related matters. We recognized $52.8 million of expense in Professional services in the second quarter of 2013 in establishing the liability. We recognized the remaining $13.6 million of the liability as an adjustment to the initial purchase price allocation related to the Homeward Acquisition. We applied this measurement period adjustment retrospectively to our Consolidated Balance Sheet at December 31, 2012 with an offsetting increase in goodwill. See Note 24 – Commitments and Contingencies for additional information.

(3)	The balance represents amounts due to investors in connection with loans we service under servicing and subservicing agreements.
(4)	See Note 22 – Related Party Transactions for additional information.

(5)	During the six months ended June 30, 2013 and 2012, amortization of servicing liabilities exceeded the amount of charges we recognized to increase our servicing liability obligations by $0.3 million and $0.9 million, respectively. Amortization of mortgage servicing rights is reported net of this amount in the unaudited Consolidated Statement of Operations.
(6)	See Note 18 – Derivative Financial Instruments and Hedging Activities for additional information.

Note 17	Mezzanine Equity

Preferred Stock

On December 27, 2012, we issued 162,000 shares of Series A Perpetual Convertible Preferred Stock (the Preferred Shares) having a par value of $0.01 per share and paying dividends at a rate of 3.75% on the liquidation preference of $1,000 per share as part of the consideration for the Homeward Acquisition. The dividends are payable quarterly at the end of each calendar quarter.

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

We amortize the BCF discount on the Preferred Shares as a deemed dividend with an offsetting reduction in retained earnings.

32

The carrying value of our Preferred Shares reflects the following:

Initial issuance price on December 27, 2012	$162,000
Discount for beneficial conversion feature	(8,688)
Accretion of BCF discount (Deemed dividend)	60
Carrying value at December 31, 2012	153,372
Accretion of discount (Deemed dividend)	2,172
Carrying value at June 30, 2013	$155,544
Note 18	Derivative Financial Instruments and Hedging Activities

Because many of our current derivative agreements are not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreements. We control this risk through credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amount of our contracts does not represent our exposure to credit loss.

The following table summarizes the changes in the notional balance of our holdings of derivatives during the six months ended June 30, 2013:

	IRLCs	U.S. Treasury Futures	Forward MBS Trades	Interest Rate Caps	Interest Rate Swaps

Balance at December 31, 2012	$1,112,519	$109,000	$1,638,979	$1,025,000	$1,495,955
Additions	2,803,364	85,000	6,443,459	—	1,280,000
Amortization	(228,319)	—	(33,372)	(24,000)	—
Maturities	(2,826,503)	—	(3,094,020)	—	(295,604)
Terminations	(207,842)	(194,000)	(4,100,120)	(126,000)	(2,480,351)
Balance at June 30, 2013	$653,219	$—	$854,926	$875,000	$—

Fair value of net derivative assets (liabilities) at:
June 30, 2013	$(7,064)	$—	$18,681	$176	$—
December 31, 2012	$5,781	$(1,258)	$(1,719)	$168	$(10,836)

Maturity	Jul. 2013 – Oct. 2013	—	Jul. 2013 – Sep. 2013	Aug. 2015 – May 2016	—

Interest Rate Management

Match Funded Liabilities

We previously entered into interest rate swaps in order to hedge against the effects of changes in interest rates on our borrowings under our advance funding facilities. These interest rate swap agreements required us to pay a fixed rate and receive a variable interest rate based on one-month LIBOR. At the time that we entered into the agreements, these swaps were designated as hedges for accounting purposes. As disclosed in Note 5 – Fair Value of Financial Instruments, we terminated these interest rate swaps on May 31, 2013 primarily because the custodial account float balances, which earn a variable rate of interest, are well in excess of variable rate borrowings under advance facilities and therefore reduce our exposure to changes in interest rates. We also purchased interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates, as required by the certain of our advance financing arrangements.

Loans Held for Sale, at Fair Value

The mortgage loans held for sale that we carry at fair value are subject to interest rate and price risk from the loan funding date until the date the loan is sold into the secondary market. Generally, the fair value of a loan will decline in value when interest rates increase and will rise in value when interest rates decrease. To mitigate this risk, we enter into forward trades to provide an economic hedge against those changes in fair value on mortgage loans held for sale. Forward trades are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market.

33

Interest Rate Lock Commitments

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

Asset Acquisitions

In March 2013, we entered into an interest rate swap to hedge the impact on cash flows of changes in the purchase price to be paid for MSRs acquired in the Ally MSR Transaction. This purchase was forecasted to occur in stages with the purchase price subject to adjustment based on changes in the 10-year swap rate between the date of the MSR purchase agreement and the date of each closing. We entered into an interest rate swap with a notional amount sufficient to yield changes in the fair value of the interest rate swap in response to changes in the swap rate that were essentially equal to and offsetting to changes in the purchase price of the MSRs. We designated the swap as a hedge for accounting purposes. We completed the transaction in April 2013 and terminated the swap agreement at the same time. See Note 9 – Mortgage Servicing for additional information regarding the Ally MSR Transaction.

The following summarizes our use of derivatives at June 30, 2013 and the gains (losses) on those derivatives for the six months then ended. None of these derivatives was designated as a hedge for accounting purposes at June 30, 2013:

Purpose	Expiration Date	Notional Amount	Fair Value (1)	Gains / (Losses)	Consolidated Statement of Operations Caption
Interest rate risk of borrowings
Interest rate caps
Hedge the effects of changes in 1ML on advance funding facilities	2015-2016	$875,000	$176	$9	Other, net

Interest rate risk of mortgage loans held for sale and IRLCs
Forward MBS trades	2013	854,926	18,681	40,293	Loss on loans held for sale, net and Other, net

IRLCs	2013	653,219	(7,064)	(12,994)	Loss on loans held for sale, net
Total derivatives			$11,793	$27,308
(1)	Derivatives are reported at fair value in Receivables, Other assets or in Other liabilities on our unaudited Consolidated Balance Sheets.
34

Included in AOCL at June 30, 2013 and December 31, 2012, respectively, were $19.9 million and $9.9 million of deferred unrealized losses, before taxes of $7.6 million and $3.6 million, respectively, on interest rate swaps that we designated as cash flow hedges. Changes in the losses on cash flow hedges included in AOCL during the six months ended June 30, 2013 were as follows:

Accumulated losses on cash flow hedges at December 31, 2012	$9,878
Additional net losses on cash flow hedges	12,363
Ineffectiveness of cash flow hedges reclassified to earnings	(657)
Losses on terminated hedging relationships amortized to earnings (1)	(1,654)
Accumulated losses on cash flow hedges at June 30, 2013	$19,930
(1)	Where the hedging relationship has been terminated but the hedged transaction is still forecast to occur, losses on the hedging relationship that are included in AOCL are amortized to earnings in the periods in which earnings are affected by the hedged transaction.

The statements of operations include the following related to derivative financial instruments for the periods ended June 30:

	Three Months		Six Months
	2013	2012	2013	2012
Servicing and origination expense
Gains on economic hedges	$17	$—	$1,017	$—
Loss on loans held for resale, net
Gains (losses) on economic hedges	17,056	—	26,009	—
Other, net
Gains (losses) on economic hedges (1)	2,742	1,843	(2,429)	5,248
Ineffectiveness of cash flow hedges	—	(64)	(657)	(1)
Write-off of losses in AOCL for a discontinued hedge relationship	(1,654)	(772)	(1,654)	(1,544)
Write-off of losses in AOCL for hedge of a financing facility assumed by HLSS (See Note 3 – Transfers of Financial Assets)	—	—	—	(5,958)
	$18,161	$1,007	$22,286	$(2,255)
(1)	Includes a gain of $3.4 million recognized during the three months ended March 31, 2012 from the termination of foreign exchange forward contracts.
Note 19	Interest Expense

The following table presents the components of interest expense for the periods ended June 30:

	Three Months		Six Months
	2013	2012	2013	2012
Match funded liabilities	$25,078	$35,920	$55,429	$67,035
Other borrowings (1)	72,180	21,060	132,703	35,283
Debt securities:
3.25% Convertible Notes	—	—	—	153
10.875% Capital Trust Securities	—	710	—	1,420
Other	2,610	629	5,152	1,352
	$99,868	$58,319	$193,284	$105,243
(1)	Includes interest expense of $49.9 million and $10.6 million for the three months ended June 30, 2013 and 2012, respectively, and $94.4 million and $13.5 million for the six months ended June 30, 2013 and 2012, respectively, related to financing liabilities recorded in connection with the HLSS Transactions. See Note 3 – Transfers of Financial Assets and Note 15 – Other Borrowings for additional information.
35

Note 20	Basic and Diluted Earnings Per Share (EPS)

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

	Three Months		Six Months
	2013	2012	2013	2012
Basic EPS:
Net income attributable to Ocwen common stockholders	$74,116	$44,833	$116,692	$64,182

Weighted average shares of common stock	135,690,264	134,856,101	135,664,242	132,752,848

Basic EPS	$0.55	$0.33	$0.86	$0.48

Diluted EPS:
Net income attributable to Ocwen common stockholders	$74,116	$44,833	$116,692	$64,182
Preferred stock dividends (1)	2,605	—	—	—
Interest expense on Convertible Notes, net of income tax (2)	—	—	—	98
Adjusted net income attributable to Ocwen	$76,721	$44,833	$116,692	$64,280

Weighted average shares of common stock	135,690,264	134,856,101	135,664,242	132,752,848
Effect of dilutive elements:
Preferred Shares (1)	5,095,942	—	—	—
Convertible Notes (2)	—	—	—	2,028,868
Stock options	3,924,536	3,297,798	3,913,463	3,317,685
Common stock awards	10,305	1,474	14,253	1,421
Dilutive weighted average shares of common stock	144,721,047	138,155,373	139,591,958	138,100,822

Diluted EPS	$0.53	$0.32	$0.84	$0.47

Stock options excluded from the computation of diluted EPS:
Anti-dilutive (3)	—	166,250	—	158,750
Market-based (4)	1,530,000	558,750	1,530,000	558,750
(1)	The effect of our Preferred Shares on diluted EPS is computed using the if-converted method. In the three months ended June 30, 2013, the effect of the Preferred Shares was dilutive, and we added back preferred stock dividends, including the deemed dividend related to the BCF of the Preferred Shares, to net income. We assumed no conversion to common shares for the six months ended June 30, 2013 because the effect was anti-dilutive.
(2)	Prior to the redemption of the 3.25% Convertible Notes in March 2012, we also computed their effect on diluted EPS using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, were added back to net income. We assumed the conversion of the Convertible Notes into shares of common stock for purposes of computing diluted EPS unless the effect was anti-dilutive. We issued 4,635,159 shares of common stock upon conversion of $56.4 million of the Convertible Notes.
(3)	These stock options were anti-dilutive because their exercise price was greater than the average market price of our stock.
(4)	Shares that are issuable upon the achievement of certain performance criteria related to OCN’s stock price and an annualized rate of return to investors.
36

Note 21	Business Segment Reporting

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

Lending. The Lending segment is focused on originating and purchasing agency-conforming residential forward and reverse mortgage loans mainly through correspondent lending arrangements. We also commenced a direct lending business to pursue refinancing opportunities from our existing portfolio, where permitted. The loans are typically sold shortly after origination into a liquid market on a servicing retained basis.

Corporate Items and Other. Corporate Items and Other includes items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash, corporate debt and certain corporate expenses. Business activities that are not considered to be of continuing significance include subprime loans held for sale (at lower of cost or fair value), investments in unconsolidated entities and affordable housing investment activities. Corporate Items and Other also included the diversified fee-based businesses that we acquired as part of the Homeward and ResCap Acquisitions and subsequently sold to Altisource.

We allocate interest income and expense to each business segment for funds raised or for funding of investments made, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. We also allocate expenses generated by corporate support services to each business segment.

Financial information for our segments is as follows:

	Servicing	Lending		Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations

Three Months Ended June 30, 2013:
Revenue	$495,033		$33,735	$1,241	$(44)	$529,965
Operating expenses (1)	282,651		28,941	63,248	(44)	374,796
Income (loss) from operations	212,382		4,794	(62,007)	—	155,169
Other income (expense), net:
Interest income	3,485		4,587	1,042	—	9,114
Interest expense (1)	(96,073)		(4,001)	206	—	(99,868)
Other	17,923		4,741	431	—	23,095
Other income (expense), net	(74,665)		5,327	1,679	—	(67,659)
Income (loss) before income taxes	$137,717		$10,121	$(60,328)	$—	$87,510

Three Months Ended June 30, 2012:
Revenue	$210,407		$—	$1,204	$(230)	$211,381
Operating expenses (1)	80,936		—	5,099	(131)	85,904
Income (loss) from operations	129,471		—	(3,895)	(99)	125,477
Other income (expense), net:
Interest income	—		—	2,038	—	2,038
Interest expense (1)	(58,139)		—	(180)	—	(58,319)
Other	1,070		—	(201)	99	968
Other income (expense), net	(57,069)		—	1,657	99	(55,313)
Income (loss) before income taxes	$72,402	$		$(2,238)	$—	$70,164
37

	Servicing	Lending		Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Six Months Ended June 30, 2013:
Revenue	$869,300		$47,643	$17,954	$(89)	$934,808
Operating expenses (1)	494,262		40,041	84,216	(89)	618,430
Income (loss) from operations	375,038		7,602	(66,262)	—	316,378
Other income (expense), net:
Interest income	4,795		9,366	2,062	—	16,223
Interest expense (1)	(186,533)		(6,829)	78	—	(193,284)
Other	(8,162)		5,008	2,682	—	(472)
Other income (expense), net	(189,900)		7,545	4,822	—	(177,533)
Income (loss) before income taxes	$185,138		$15,147	$(61,440)	$—	$138,845

Six Months Ended June 30, 2012:
Revenue	$374,586		$—	$1,862	$(535)	$375,913
Operating expenses (1)	163,801		—	8,495	(279)	172,017
Income (loss) from operations	210,785		—	(6,633)	(256)	203,896
Other income (expense), net:
Interest income	—		—	4,350	—	4,350
Interest expense (1)	(104,665)		—	(578)	—	(105,243)
Other	759		—	(3,735)	256	(2,720)
Other income (expense), net	(103,906)		—	37	256	(103,613)
Income (loss) before income taxes	$106,879	$		$(6,596)	$—	$100,283

Total Assets
June 30, 2013	$5,791,710		$599,870	$690,700	$—	$7,082,280
December 31, 2012	$4,474,457		$551,733	$659,294	$—	$5,685,484
June 30, 2012	$4,978,986		$—	$395,876	$—	$5,374,862
(1)	Depreciation and amortization expense are as follows:

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Three Months Ended June 30, 2013:
Depreciation expense	$3,680	$(160)	$2,422	$5,942
Amortization of MSRs	70,369	—	—	70,369
Amortization of debt discount	328	—	—	328
Amortization of debt issuance costs – SSTL	1,192	—	—	1,192

Three Months Ended June 30, 2012:
Depreciation expense	$419	$—	$686	$1,105
Amortization of MSRs	19,097	—	—	19,097
Amortization of debt discount	735	—	—	735
Amortization of debt issuance costs – SSTL	923	—	—	923

Six Months Ended June 30, 2013:
Depreciation expense	$6,378	$74	$4,003	$10,455
Amortization of MSRs	118,252	—	—	118,252
Amortization of debt discount	752	—	—	752
Amortization of debt issuance costs – SSTL	2,086	—	—	2,086

Six Months Ended June 30, 2012:
Depreciation expense	$674	$—	$1,263	$1,937
Amortization of MSRs	33,411	—	—	33,411
Amortization of debt discount	1,480	—	—	1,480
Amortization of debt issuance costs – SSTL	1,843	—	—	1,843
38

Note 22	Related Party Transactions

Relationship with Executive Chairman of the Board of Directors

Ocwen’s Executive Chairman of the Board of Directors, William C. Erbey, also serves as Chairman of the Board of Altisource, HLSS, Altisource Residential Corporation (Residential) and Altisource Asset Management Corporation (AAMC). As a result, he has obligations to Ocwen as well as to Altisource, HLSS, Residential and AAMC. As of June 30, 2013, Mr. Erbey owned or controlled approximately 13% of the common stock of Ocwen, approximately 23% of the common stock of Altisource, approximately 1% of the common stock of HLSS, approximately 9% of the common stock of Residential and approximately 25% of the common stock of AAMC.

Relationship with Altisource

Under the Services Agreement, Altisource provides various business process outsourcing services, such as valuation services and property preservation and inspection services, among other things. Altisource also provides certain technology products and support services to Ocwen under the Technology Products Services Agreement and the Data Center and Disaster Recovery Services Agreement. In addition, under the Data Access and Services Agreement, Ocwen has agreed to make available to Altisource certain data from Ocwen’s servicing portfolio in exchange for a per asset fee. Under the Support Services Agreement, Ocwen and Altisource provide to each other services in such areas as human resources, vendor management, corporate services, accounting, tax matters, risk management, law and consumer psychology.

In connection with the March 29, 2013 sale to Altisource of the diversified fee-based business acquired in connection with the Homeward Acquisition, Ocwen agreed to extend to August 31, 2025 the terms of the Services Agreement, the Technology Products Services Agreement, the Data Center and Disaster Recovery Services Agreement and the Intellectual Property Agreement with Altisource. In addition, Ocwen agreed to expand the terms of the Services Agreement to apply to the services as they relate to the Homeward servicing platform and further to establish Altisource as the exclusive provider of such services as they relate to the Homeward servicing platform. In addition, Ocwen agreed not to establish similar fee-based businesses (or establish relationships with other companies engaged in the line of similar fee-based businesses) that would directly or indirectly compete with diversified fee-based businesses as they relate to the Homeward servicing platform acquired by Altisource.

Certain services provided by Altisource under these contracts are charged to the borrower and/or loan investor. Accordingly, such services, while derived from our loan servicing portfolio, are not reported as expenses by Ocwen. These services include residential property valuation, residential property preservation and inspection services, title services and real estate sales.

Our business is currently dependent on many of the services and products provided under these long-term contracts which include renewal provisions. We believe the rates charged under these agreements are market rates as they are materially consistent with one or more of the following: the fees charged by Altisource to other customers for comparable services and the rates Ocwen pays to or observes from other service providers.

As disclosed in Note 4 – Business Acquisitions, on April 12, 2013 in connection with the sale to Altisource of the diversified fee-based business acquired in connection with the ResCap Acquisition, we agreed to establish additional terms related to existing servicing arrangements between Altisource and Ocwen for mortgage servicing assets acquired from ResCap.

The agreement provides that during the term of the existing servicing arrangements between Altisource and Ocwen (i) Altisource will be the exclusive provider, except as prohibited by applicable law, to Ocwen and all of its subsidiaries and affiliates, of certain services related to the ResCap business; (ii) Ocwen will not establish similar fee-based businesses that would directly or indirectly compete with Altisource services as they relate to the ResCap business; and (iii) Ocwen and all of its subsidiaries and affiliates will market and promote the utilization of Altisource’s services to their various third-party relationships. Additionally, the parties agreed to use commercially reasonable best efforts to ensure that the loans associated with the ResCap business are boarded onto Altisource’s mortgage servicing platform. The cash consideration paid by Altisource to Ocwen under the Agreement totaled $128.8 million.

Also as disclosed in Note 4 – Business Acquisitions, on March 31, 2013 we acquired from Altisource its 49% equity interest in Correspondent One.

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

As disclosed in Note 3 – Transfers of Financial Assets, Ocwen has sold to HLSS certain Rights to MSRs and related servicing advances. OLS also entered into a subservicing agreement with HLSS on February 10, 2012, which was amended on October 1, 2012, under which it will subservice the MSRs after legal ownership of the MSRs has been transferred to HLSS.

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

Relationship with Former Owner of Homeward

As consideration for the Homeward Acquisition, Ocwen paid an aggregate purchase price of $766.0 million, of which $604.0 million was paid in cash and $162.0 million was paid in 162,000 Preferred Shares issued to certain private equity firms ultimately controlled by WL Ross & Co. LLC (the Funds), that pay a dividend of 3.75% per annum on a quarterly basis. Each Preferred Share, together with any accrued and unpaid dividends, may be converted at the option of the holder into shares of Ocwen common stock at a conversion price equal to $31.79. Mr. Ross is the Chairman and Chief Executive Officer of WL Ross & Co. LLC and Invesco Private Capital, Inc. and the managing member of El Vedado, LLC, each of which directly or indirectly controls the Funds. Mr. Ross became a director of Ocwen in March 2013.

The following table summarizes our revenues and expenses related to the various service agreements with Altisource and its subsidiaries and HLSS for the periods June 30, and amounts receivable from or payable to at the dates indicated:

	Three Months		Six Months
	2013	2012	2013	2012
Revenues and Expenses:
Altisource:
Revenues	$5,971	$4,461	$10,205	$8,073
Expenses	11,806	7,182	23,497	13,711
HLSS:
Revenues	$40	$30	$152	$40
Expenses	738	741	1,228	993
40

	June 30, 2013	December 31, 2012
Net Payable
Altisource	$(6,110)	$(5,971)
HLSS	(3,654)	(25,524)
	$(9,764)	$(31,495)
Note 23	Regulatory Requirements

Our business is subject to extensive regulation by federal, state and local governmental authorities, including the CFPB, the Federal Trade Commission (FTC), the SEC and various state agencies that license, audit and conduct examinations of our mortgage originations, servicing and collection activities in a number of states. The CFPB asserts supervisory authority (including the authority to conduct examinations) over Ocwen and its affiliates, including Homeward. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to our policies, procedures and practices regarding our loan origination, loan servicing and debt collection business activities. We incur significant ongoing costs to comply with new and existing laws and governmental regulation of our business.

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

Regulatory Contingencies

We are subject to a number of pending federal and state regulatory investigations, examinations, inquiries, requests for information and/or other actions. In July 2010, OLS received two subpoenas from the Federal Housing Finance Agency as conservator for Freddie Mac and Fannie Mae in connection with ten private label mortgage securitization transactions where Freddie Mac and Fannie Mae have invested. The transactions include mortgage loans serviced but not originated by OLS or its affiliates. On November 24, 2010, OLS received a Civil Investigative Demand (CID) from the FTC requesting documents and information regarding various servicing activities. On June 6, 2012, the FTC notified OLS that it had referred this CID to the CFPB. On November 7, 2011, OLS received a CID from the Attorney General’s Office of the Commonwealth of Massachusetts requesting documents and information regarding certain foreclosures executed in Massachusetts. On January 18, 2012, OLS received a subpoena from the New York Department of Financial Services (NY DFS) requesting documents regarding OLS’ policies, procedures and practices regarding lender-placed or “force-placed” insurance which is required to be provided for borrowers who allow their hazard insurance policies to lapse. Separately, on December 5, 2012, we entered into a Consent Order with the NY DFS in which we agreed to the appointment of an independent Monitor to oversee our compliance with the Agreement on Servicing Practices. NY DFS selected the firms that will act as the Monitor, and their formal engagement commenced effective July 1, 2013. The engagement will last until July 1, 2015, and we intend to continue to cooperate with the NY DFS and the Monitor.

As previously reported, on August 13, 2012, OLS received a request from the MMC to provide information and data relating to our loan servicing portfolio, including loan count and volume data, loan modifications, fees assessed, delinquencies, short sales, loan-to-value data and rating agency reports. The MMC, along with the CFPB, certain state Attorneys General and other agencies who were involved in the National Mortgage Settlement executed on February 9, 2012 by the five large banks (collectively, the Regulators), also requested that we indicate our position on behalf of OLS and Litton on the servicing standards and consumer relief provisions contained in that Settlement. In response, we indicated our willingness to adopt the servicing standards set out in the National Mortgage Settlement with certain caveats and to undertake various consumer assistance commitments in the form of loan modifications and other foreclosure avoidance alternatives. On February 26, 2013, the Regulators requested that, in addition to committing to the servicing standards and loan modifications, we also consider a proposal to contribute to a consumer relief fund that would provide cash payments to certain borrowers foreclosed upon by OLS and various entities we have acquired. In subsequent discussions, it was clarified that the Regulators sought our agreement on servicing standards, loan modifications and the proposed consumer relief fund to settle and release various potential legal claims against Ocwen, Litton and Homeward arising out of MMC examinations and potential follow on federal and/or state enforcement actions (the Proposed Regulators’ Settlement). In light of the substantial progress the parties have made toward an agreement in principle regarding the Proposed Regulators’ Settlement, we believe such a settlement is probable. Consummation of a final settlement would be subject to completion of definitive settlement documents acceptable to all parties, the participation of all relevant regulatory agencies, and execution of certain contractual undertakings by the sellers of Litton and Homeward. In the event a final settlement is not concluded, we will defend any ensuing legal proceedings vigorously. As disclosed in Note 16 – Other Liabilities, we have established a liability of $66.4 million for the Proposed Regulators’ Settlement.

As part of the ResCap Acquisition, OLS is required to service the ResCap loans in accordance with the requirements of the National Mortgage Settlement, although OLS is not responsible for any payment, penalty or financial obligation, including but not limited to providing Ally’s share of financial relief to borrowers under that settlement. The Office of Mortgage Settlement Oversight (OMSO) which is responsible for monitoring compliance with obligations under the National Mortgage Settlement, issued a report on February 14, 2013 confirming that Ally/ResCap have completed its minimum consumer relief obligations. On June 19, 2013, OMSO issued a report entitled “Summary of Compliance: A Report from the Monitor of the National Mortgage Settlement” wherein the Monitor certified that the ResCap loans now serviced by OLS did not fail any metric.

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

Loan Put-Back and Related Contingencies

In several recent court actions, mortgage loan sellers against whom repurchase claims have been asserted based on alleged breaches of representations and warranties are defending themselves on various grounds including the expiration of statutes of limitation, lack of notice and opportunity to cure and vitiation of the obligation to repurchase as a result of foreclosure or charge off of the loan. Ocwen is not a party to any of the actions, but we are the servicer for certain securitizations involved in such actions. In connection with these actions, Ocwen has entered into tolling agreements with respect to its role as servicer for a very small number of securitizations and may enter into additional tolling agreements in the future. Should Ocwen be made a party to these or similar actions, we may need to defend allegations that we failed to service loans in accordance with applicable agreements and that such failures prejudiced the rights of repurchase claimants against loan sellers. We believe that any such allegations would be without merit and, if necessary, would vigorously defend against them. If, however, we were required to compensate claimants for losses related to seller breaches of representations and warranties in respect of loans we service, then our business, financial condition and results of operations could be adversely affected.

Agreement to Acquire MSRs from OneWest Bank

On June 13, 2013, OLS entered into a mortgage servicing rights purchase and sale agreement (the Purchase Agreement) with OneWest Bank, FSB, a federal savings bank (the “Seller”), pursuant to which OLS agreed to purchase approximately $78 billion in UPB of MSRs and related servicing advance receivables, in each case, measured as of April 30, 2013 (the OneWest MSR Transaction).  No operations or other assets are being purchased in the transaction. The aggregate purchase price will be approximately $2.5 billion, with $446 million of the aggregate purchase price paid in respect of the MSRs and approximately $2.1 billion to be paid in respect of the servicing advances, in each case, subject to adjustment for changes in the UPB of the related assets as of the date of closing and other customary post-closing adjustments. Contemporaneously with the execution of the Purchase Agreement, Ocwen executed a guarantee pursuant to which it agreed to guarantee the obligations and performance of OLS under the Purchase Agreement.

Consummation of the OneWest MSR Transaction is subject to, among other things, (i) certain investor and third party consents and (ii) certain customary closing conditions and termination rights, including in respect of any transfer not completed by January 31, 2014. A termination fee equal to $50 million may be payable by either party in certain circumstances. As part of the OneWest MSR Transaction, the Seller and OLS have agreed to indemnification provisions for the benefit of the other party. The OneWest MSR Transaction is expected to close in stages during the second half of 2013, and Ocwen expects that the majority of loans will be boarded onto its primary servicing platform at each respective closing date.

Note 25	Subsequent Events

On July 1, 2013, OLS completed a sale to HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. of Rights to MSRs and related servicing advances for a servicing portfolio of subprime and Alt-A residential mortgage loans.

This transaction resulted in the sale of Rights to MSRs with approximately $83.6 billion in UPB of mortgage loans as of June 30, 2013. The purchase price was approximately $2.7 billion, including $2.4 billion for servicing advances and $241 million for the associated Rights to MSRs. Within 90 days of the closing, the purchase price may be adjusted to reflect any adjustments in the calculation of the UPB of the underlying mortgage loans or servicing advance balances acquired in the transaction. Of the $2.4 billion of proceeds received from the sale of servicing advances, $1.8 billion was used to repay match funded liabilities. As a result of the early repayment and termination of the match funded facilities, we wrote off to interest expense prepaid lender fees of $5.7 million.

The mortgage servicing assets were sold to HLSS pursuant to a Sale Supplement to the Master Servicing Rights Purchase Agreement previously entered into by OLS and HLSS Holdings, LLC. In addition to the sale of OLS’ right, title and interest to the Rights to MSRs and the associated servicing advances, HLSS Holdings, LLC also committed to purchase servicing advances that arise under the related pooling and servicing agreements after the closing date. In return, OLS continues to subservice the related mortgage loans, receives a monthly base fee equal to 12% of the servicing fees collected in any given month and retains any ancillary income payable to the servicer (excluding investment income earned on any custodial accounts) pursuant to the related pooling and servicing agreements. OLS also earns a monthly performance based incentive fee based on the servicing fees collected. If the targeted advance ratio in any month exceeds the predetermined level for that month set forth in the Sale Supplement and the Subservicing Supplement for the transaction, any performance based incentive fee payable for such month will be reduced by an amount equal to 3.00% per annum of the amount of any such excess servicing advances. The Subservicing Supplement for the transaction is governed by the Master Subservicing Agreement previously entered into by OLS and HLSS Holdings, LLC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Thousands, Except Share Data or If Otherwise Indicated)

INTRODUCTION

The following discussion of our results of operations, change in financial condition and liquidity should be read in conjunction with our unaudited Consolidated Financial Statements and the related notes, all included elsewhere in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERVIEW

Strategic Priorities Update

We continue to execute our strategy to grow and maintain our loan servicing business through acquisitions and through our loan origination business whereby we retain the MSRs associated with sold loans. During the first six months of 2013, we retained MSRs of $46.9 million on sales of residential mortgage loans with a UPB of $4.1 billion.

Consistent with this strategy, we executed the following acquisitions in 2013:

Transaction	Type	Completion Date	Purchase Price		Acquired MSR UPB
ResCap Acquisition	Business (2)	February 2013	$2.2 billion	(3)	$170.8 billion	(4)

Ally Bank	Contract Assumption	February 2013	N/A		$130.0 billion	(5)

Ally MSR Transaction	Asset	April 2013	$603.5 million	(6)	$87.0 billion	(7)

Liberty Acquisition	Business (8)	April 2013	$22.0 million		$652.6 million

OneWest MSR Transaction (1)	Asset	Third quarter 2013	$2.5 billion	(9)	$78.0 billion	(10)
(1)	Purchase price and MSR UPB are preliminary. Final purchase amounts could be different.
(2)	Acquired ResCap servicing platform, related assets and assumed liabilities and added approximately 2,450 of primarily U.S. based employees.
(3)	Aggregate purchase price consisting primarily of $393.9 million of MSRs and $1.6 billion of servicing advances, net of assumed liabilities of $74.7 million consisting primarily of accruals for compensatory fees for foreclosures that may ultimately exceed investor timelines. We recognized goodwill of $210.0 million in connection with the acquisition.
(4)	UPB consists of $55.6 billion Agency, $48.2 billion non-Agency, $40.7 billion master servicing and $26.3 billion subservicing. Included in subservicing UPB is $9.0 billion of non-Agency UPB subserviced on behalf of ResCap until such time as ResCap obtains the necessary consents and court approvals to sell or transfer the related MSRs. We acquire newly originated MSRs from ResCap at contractually agreed multiples of the applicable service fee which approximates market value.
(5)	We acquired the MSRs related to $87.0 billion in UPB from Ally Bank in the Ally MSR Transaction and terminated the subservicing contract with respect to the acquired MSRs.
(6)	Aggregate purchase price consisting of $680.0 million of MSRs and $73.5 million of servicing advance receivables, net of assumed origination representation and warranty obligations in connection with the majority of the acquired MSRs. The estimated fair value of this obligation on the closing date was $136.4 million.
(7)	UPB consists of $87.0 billion Agency MSRs. Prior to the acquisition, we subserviced these loans on behalf of Ally Bank under a contract assumption in connection with the ResCap Acquisition. We acquire newly originated Agency MSRs from Ally Bank at a contractually agree multiple of the applicable service fee which approximates market value.
(8)	Liberty is the leading reverse mortgage originator based on industry data for June 2013 with strong positions in both retail and wholesale originations. There is sizable untapped potential in the reverse mortgage market that could sustain future growth. Based on Consumer Finance Protection Bureau (CFPB) data, we estimate the total potential size of the reverse mortgage market at $1.9 trillion, of which only about 10% has been penetrated to date.
(9)	Estimated aggregate purchase price consisting of $446.0 million of MSRs and $2.1 billion of servicing advances. No operations or other assets are being purchased in the OneWest MSR Transaction. The OneWest MSR Transaction is expected to close in stages during the third quarter of 2013. We plan to finance the OneWest MSR Transaction with a combination of cash on-hand, cash generated through operations and available credit.
(10)	Estimated UPB consists of $32.5 billion Agency and $45.5 billion non-Agency.
44

We are also continuing to execute on our strategy to reduce the amount of capital that we require through our relationship with HLSS. Until such time as we receive the third party consents required in connection with these sales, we account for the transactions as financings. As a result, the MSRs remain on our consolidated balance sheet and continue to be amortized. The excess of the proceeds received over our carrying value for the MSRs is deferred and amortized over time as the MSRs amortize. We recognize a financing liability and corresponding interest expense. See Note 3 – Transfers of Financial Assets and Note 25 – Subsequent Events to the unaudited Consolidated Financial Statements for additional information regarding the HLSS Transactions.

The following table includes HLSS Transactions completed to date for 2013:

	Aggregate	Unpaid Principal	Match Funded		Match Funded
Completion Date	Proceeds	Balance MSRs (1)	Advances	Deferred Gain	Liabilities Repaid

March 2013	$803.9 million	$15.9 billion	$703.2 million	$3.7 million	$625.8 million

May 2013	$424.5 million	$10.6 billion	$376.6 million	$18.9 million	$311.5 million

July 2013 (2)	$2.7 billion	$83.6 billion	$2.4 billion	$16.0 million	$1.8 billion
(1)	Consists of non-Agency non-prime MSRs, including all such MSRs acquired in the Homeward and ResCap Acquisitions.
(2)	Estimates based upon initial transaction settlement. Amounts are subject to change based upon final reconciliations between the parties.

Market Outlook

We expect that other non-prime and prime servicing platforms and servicing portfolios will come to market in the next several months. We are currently aware of potential MSR acquisition opportunities with an aggregate UPB of approximately $400.0 billion. We believe that servicing and subservicing opportunities with an aggregate UPB of over $1.0 trillion could come to market in the next 2 to 3 years. To the extent that we find these opportunities to be attractive, we believe that we are positioned to effectively compete for such opportunities in light of our low cost, high-quality servicing platform. Our technology also provides us the ability to quickly scale our servicing operations to handle acquired loan portfolios.

While we may experience periods of higher prepayments due to refinancing activity in a rising rate environment, primarily in our performing Agency servicing portfolio, the balance of our non-prime portfolio has not historically experienced significant voluntary prepayments. As such, rising and higher interest rates are expected to positively impact our servicing portfolio. Combined with an improving economy and housing market, which should reduce delinquencies, we anticipate a favorable environment for our servicing portfolio.

Operations Summary

Our recent business acquisitions (Homeward Acquisition in December 2012 and ResCap Acquisition in February 2013) and MSR asset acquisitions (Ally MSR Transaction in April 2013) have significantly affected our consolidated operating results. The operating results of the acquired businesses are included in our operating results from their respective acquisition dates.

The following table summarizes our consolidated operating results for the three and six months ended June 30, 2013 and 2012. We have provided a more complete discussion of operating results by line of business in the Segment Results and Financial Condition section.

	Three Months				Six Months
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Consolidated:
Revenue:
Servicing and subservicing fees	$482,632	$200,335	$282,297	141%	$850,125	$355,424	$494,701	139%
Gain on loans held for sale, net	21,631	—	21,631	—	28,380	—	28,380	—
Other	25,702	11,046	14,656	133	56,303	20,489	35,814	175
Total revenue	529,965	211,381	318,584	151	934,808	375,913	558,895	149
Operating expenses	374,796	85,904	288,892	336	618,430	172,017	446,413	260
Income from operations	155,169	125,477	29,692	24	316,378	203,896	112,482	55
Other income (expense):
Interest expense	(99,868)	(58,319)	(41,549)	71	(193,284)	(105,243)	(88,041)	84
Other	32,209	3,006	29,203	971	15,751	1,630	14,121	866
Other expense, net	(67,659)	(55,313)	(12,346)	22	(177,533)	(103,613)	(73,920)	71
Income before income taxes	87,510	70,164	17,346	25	138,845	100,283	38,562	38
Income tax expense	10,789	25,331	(14,542)	(57)	16,977	36,101	(19,124)	(53)
Net income	76,721	44,833	31,888	71	121,868	64,182	57,686	90
Preferred stock dividends	(1,519)	—	(1,519)	—	(3,004)	—	(3,004)	—
Deemed dividend related to beneficial conversion feature of preferred stock	(1,086)	—	(1,086)	—	(2,172)	—	(2,172)	—
Net income attributable to Ocwen common stockholders	$74,116	$44,833	$29,283	65	$116,692	$64,182	$52,510	82
Segment income (loss) before income taxes:
Servicing	$137,717	$72,402	$65,315	90%	$185,138	$106,879	$78,259	73%
Lending	10,121	—	10,121	—	15,147	—	15,147	—
Corporate Items and Other	(60,328)	(2,238)	(58,090)	2,596	(61,440)	(6,596)	(54,844)	831
	$87,510	$70,164	$17,346	25	$138,845	$100,283	$38,562	38

Three Months Ended June 30, 2013 versus June 30, 2012. Servicing and subservicing fee revenues for the three months ended June 30, 2013 were higher than the three months ended June 30, 2012 primarily as a result of a 296% increase in the average UPB of our residential servicing portfolio. The Homeward and ResCap Acquisitions and the Ally MSR Transaction contributed to the growth in the average size of the portfolio as compared to the second quarter of 2012. This revenue increase was offset in part by the effects of a decrease in the portfolio mix of servicing versus subservicing. We earn lower fees in connection with subservicing arrangements. Lower fees earned under subservicing contracts are offset by lower interest expense on advance financing. The combined servicing and subservicing fee revenues generated by the Homeward, ResCap and Ally portfolios during the second quarter of 2013 were $248.9 million.

Gain on sale of residential mortgage loans from our originations platforms, acquired as part of the Homeward and Liberty Acquisitions, reflected a strong pipeline coming into the quarter and higher conversion rates as borrowers reacted to rising mortgage rates. Margins on new originations were strong for most of the quarter. Gain on sale generated by the Homeward and Liberty platforms during the second quarter of 2013 were $8.3 million and $12.0 million, respectively. Liberty issued $65.9 million of Ginnie Mae reverse mortgage backed securities during the second quarter of 2013. Other revenues for the three months ended June 30, 2013 were higher than the three months ended June 30, 2012 primarily as a result of $13.1 million in loan origination revenues from our lending platforms.

Operating expenses for the three months ended June 30, 2013 increased as compared to the three months ended June 30, 2012 in part as a result of the Homeward, ResCap and Liberty Acquisitions which added $189.1 million of total operating expenses in the second quarter of 2013. In addition, we recorded a charge of $52.8 million during the second quarter of 2013 to increase our estimated liability established in connection with our ongoing discussions with the MMC, CFPB and state Attorneys General in connection with certain foreclosure related matters. Because these discussions are ongoing, the ultimate amount of our liability, if any, could be materially different. See the Regulatory Contingencies section of Note 24 – Commitments and Contingencies for additional information regarding this matter.

Other expense, net for the three months ended June 30, 2013 increased as compared to the three months ended June 30, 2012 primarily as a result of an increase in interest expense related to financing the Homeward and ResCap Acquisitions and the Ally MSR Transaction. These acquisitions were financed through a combination of available cash, term debt and match funded liabilities for servicing advances and proceeds from the HLSS Transactions. Consistent with our capital strategy, we ultimately expect to sell rights to acquired and originated MSRs and the related servicing advances to HLSS. We raised $424.5 million in connection with the HLSS Transaction completed in the second quarter of 2013 and reduced match funded liabilities by $311.5 million. Interest expense in connection with borrowings to fund servicing advances declined in the second quarter of 2013 as compared to the second quarter of 2012 as a result of sales of servicing advances to HLSS during the past year. Partially offsetting the increase in interest expense were gains of $14.8 million on the sale of modified FHA and VA loans during the second quarter of 2013. As servicer, we are obligated to repurchase loans from Ginnie Mae guaranteed securitizations in order to complete a modification. Once the modification is completed, we pool the loans into new Ginnie Mae guaranteed securitizations at the then prevailing market value. We recorded gains on the sale of the repurchased loans of $14.8 million during the quarter ended June 30, 2013.

Six Months Ended June 30, 2013 versus June 30, 2012. Servicing and subservicing fee revenues for the six months ended June 30, 2013 were higher than for the six months ended June 30, 2012 primarily as a result of a 264% increase in the average UPB of our residential servicing portfolio. This increase was offset in part by a decrease in the portfolio mix of servicing versus subservicing. Gain on sale of residential mortgage loans and origination revenues from our lending operations were $25.1 million and $22.2 million, respectively, for the six months ended June 30, 2013. Operating expenses and Other expense, net increased similarly, primarily as a result of the Homeward, ResCap, Liberty and Ally transactions and the liability established during the second quarter of 2013 in connection with certain foreclosure related matters.

Although income before income taxes for the six months ended June 30, 2013 increased by $38.6 million as compared to the six months ended June 30, 2012, income tax expense declined by $19.1 million as our estimated effective tax rate for 2013 declined to 12.2% as compared to 36.0% for the comparable 2012 period. Income tax provisions for interim periods are based on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. Income tax expense on income before income taxes differs from amounts that would be computed by applying the U.S. Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes and foreign tax rates, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes and changes in the liability for selected tax items. Our effective tax rate for 2013 is lower than the U.S. Federal corporate income tax rate of 35% primarily because of lower tax rates on our operations in the USVI. As part of an initiative to consolidate the ownership and management of all of our global servicing assets and operations under a single entity, Ocwen formed OMS in 2012 under the laws of the USVI where OMS has its principal place of business. OMS is located in a federally recognized economic development zone and effective October 1, 2012 became eligible for certain benefits which have a favorable impact on our effective tax rate. Our actual effective tax rate in the future will vary depending on the mix of U.S. and foreign assets and operations.

Change in Financial Condition Summary

Our balance sheet has grown as a result of the ResCap Acquisition and the Ally MSR Transaction, partially offset by the HLSS Transactions completed during the period. The following table summarizes our consolidated balance sheet at the dates indicated. We provide a more complete discussion of our consolidated balance sheet in the Segments section.

	June 30, 2013	December 31, 2012	$ Change	% Change
Cash	$439,747	$220,130	$219,617	100%
Loans held for sale, at fair value	361,144	426,480	(65,336)	(15)
Advances and match funded advances	3,405,795	3,233,707	172,088	5
Mortgage servicing rights, at amortized cost	1,688,038	678,937	1,009,101	149
Mortgage servicing rights, at fair value	97,163	85,213	11,950	14
Deferred tax assets, net	96,353	92,136	4,217	5
Goodwill	390,640	381,560	9,080	2
Debt service accounts	84,248	88,748	(4,500)	(5)
Other	519,152	478,573	40,579	8
Total assets	$7,082,280	$5,685,484	$1,396,796	25

Match funded liabilities	$2,391,832	$2,532,745	$(140,913)	(6)%
Other borrowings	2,172,078	1,096,679	1,075,399	98
Other	636,628	291,266	345,362	119
Total liabilities	5,200,538	3,920,690	1,279,848	33
Mezzanine equity	155,544	153,372	2,172	1
Total stockholders’ equity	1,726,198	1,611,422	114,776	7
Total liabilities, mezzanine equity and stockholders’ equity	$7,082,280	$5,685,484	$1,396,796	25

Loans held for sale, at fair value declined as sales more than offset new origination volume for the period and the loans acquired in the Liberty Acquisition. Advances and match funded advances acquired in connection with the ResCap Acquisition and the Ally MSR Transaction more than offset collections and the sale of advances to HLSS. MSRs increased as a result of the ResCap Acquisition, the Ally MSR Transaction and the MSRs generated from our lending activities during the period. The increase in goodwill is attributable to the ResCap Acquisition offset in part by the derecognition of goodwill attributable to the Homeward diversified fee-based business that we sold to Altisource during the period.

Match funded liabilities decreased as repayments from advance collections and reductions as a result of sales of advances to HLSS more than offset new borrowings to finance the advances acquired in the ResCap Acquisition and the Ally MSR Transaction. Other borrowings increased as a result of the new SSTL facility used to finance the ResCap Acquisition, partially offset by the repayment of the previous SSTL facility, the paydown of warehouse lines used to fund our lending business and the repayment of the $75.0 million unsecured loan from Altisource.

Other liabilities increased largely as a result of liabilities assumed in connection with the ResCap Acquisition and Ally MSR Transaction, the estimated post-closing true-up in connection with the ResCap Acquisition and the liability recorded in connection with certain foreclosure related matters. Assumed liabilities consisted primarily of origination representation and warranty obligations in connection with the Ally MSR Transaction and timeline and other penalties in connection with servicing performance against investor standards.

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

We rely primarily on secured borrowings as the key component of our financing strategy. Our financing arrangements allow us to fund a portion of our servicing advances until they are recovered and to fund our loan originations on a short-term basis until the loans are sold to secondary market investors. See Note 14 – Match Funded Liabilities and Note 15 – Other Borrowings to the unaudited Consolidated Financial Statements for additional information regarding the components of our debt.

We define liquidity as unencumbered cash balances plus unused collateralized advance financing capacity. At June 30, 2013, our cash position was $439.7 million compared to $220.1 million at December 31, 2012. We had no unused advance financing capacity at June 30, 2013 and December 31, 2012. Unused credit at June 30, 2013 was zero as we had borrowed the maximum amount, given the available collateral, primarily in preparation for closing the OneWest MSR Transaction. Any additional borrowing under these facilities is limited by the amount of collateral pledged. At December 31, 2012, we had also borrowed the maximum amount, principally in order to support the Homeward Acquisition. In connection with the ResCap Acquisition, we entered into two new advance financing facilities in the first quarter of 2013 that had total borrowing capacity of $1.4 billion and available borrowing capacity of $365.3 million at June 30, 2013. In order to reduce fees charged by lenders (which we recognize as interest expense), we limit available borrowing capacity to a level that we consider prudent relative to the current levels of advances and match funded advances and to our anticipated funding needs for reasonably foreseeable changes in advances.

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

In executing our hedging strategy for the servicing business, we attempt to mitigate the effect of increases in interest rates on the interest paid on our variable rate advance financing debt. We determine our hedging needs based on the projected excess of variable rate debt over cash and float balances since the earnings on cash and float balances are a partial offset to our exposure to changes in interest expense. Due to the recent growth of our residential servicing business, float balances have increased significantly to levels in excess of our variable rate debt. In addition, we retain the rights to float earnings on sales to HLSS. In response, we terminated our remaining interest rate swaps effective May 31, 2013. We also purchased interest rate caps as economic hedges (not designated as a hedge for accounting purposes) to minimize future interest rate exposure from increases in one-month LIBOR interest rates, as required by certain of our advance financing facilities.

Our MSRs that are measured at fair value are subject to interest rate risk as the mortgage loans underlying the servicing rights permit the borrowers to prepay the loans. Therefore, the value of these MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Effective April 1, 2013, we modified our strategy for managing the risks of the underlying loan portfolio and terminated all economic hedges related to our fair value MSRs. We terminated the MSR hedges because we determined that they were ineffective for large movements in interest rates and only assured losses in substantial increasing-rate environments.

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

See Note 18 – Derivative Financial Instruments and Hedging Activities to the unaudited Consolidated Financial Statements for additional information regarding our use of derivatives.

CRITICAL ACCOUNTING POLICIES

Our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of future events. Our critical accounting policies relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail on pages 44 through 47 of Management’s Discussion and Analysis of Results of Operations and Financial Condition and in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed March 1, 2013. Such policies have not changed during the first six months of 2013.

SEGMENT RESULTS AND FINANCIAL CONDITION

For each of our segments, the following section provides a discussion of the changes in financial condition during the six months ended June 30, 2013 and a discussion of pre-tax results of operations for the three and six months ended June 30, 2013 and 2012.

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

Aggregate UPB is a key revenue driver for the Servicing business. Product mix (e.g. servicing versus subservicing and non-prime versus prime) also impacts revenue. Because servicing fees are generally expressed as a percentage of UPB, growth in the portfolio generally means growth in servicing fees. Additionally, a larger servicing portfolio generates increased ancillary fees and leads to larger custodial account balances (float balances) generating greater float earnings. In general, a larger servicing portfolio also increases expenses but at a less rapid pace than the growth in UPB. To the extent that we grow UPB, our amortization of MSRs will typically increase with the growth in the carrying value of our MSRs. We will also incur additional interest expense to finance servicing advances made in connection with those MSRs.

Delinquencies have a significant impact on the results of operations and cash flows of the Servicing business. Delinquencies affect the timing of revenue recognition because we recognize servicing fees as earned which is generally upon collection of payments from the borrower. Delinquencies also reduce float balances and float earnings. Non-performing loans are more expensive to service than performing loans because the cost of servicing is higher and, although collectibility is generally not a concern, advances to the investors increase resulting in higher financing costs.

Prepayment speed, the rate at which the UPB for a pool or pools of loans declines, has a significant impact on the Servicing business. Items reducing UPB include normal principal payments, refinancing, loan modifications involving forgiveness of principal, voluntary property sales and involuntary property sales such as foreclosures. Prepayment speed impacts future servicing fees, amortization and valuation of MSRs, float earnings on float balances, interest expense on advances and compensating interest expense. If we expect prepayment speed to increase, amortization expense will increase because MSRs are amortized in proportion to total expected servicing income over the life of a portfolio. The converse is true when expectations for prepayment speed decrease.

The following table presents the results of operations of our Servicing segment for the periods ended June 30:

	Three Months		Six Months
	2013	2012	2013	2012
Revenue
Servicing and subservicing fees:
Residential	$477,904	$197,951	$838,600	$351,598
Commercial	4,534	2,570	7,963	4,291
	482,438	200,521	846,563	355,889
Process management fees and other	12,595	9,886	22,737	18,697
Total revenue	495,033	210,407	869,300	374,586

Operating expenses
Compensation and benefits	87,228	24,166	161,155	47,927
Amortization of servicing rights	70,369	19,097	118,252	33,411
Servicing and origination	8,204	5,818	25,035	9,080
Technology and communications	29,741	8,481	54,080	16,149
Professional services	6,656	3,609	15,368	10,219
Occupancy and equipment	21,252	8,055	36,267	22,641
Other operating expenses	59,201	11,710	84,105	24,374
Total operating expenses	282,651	80,936	494,262	163,801

Income from operations	212,382	129,471	375,038	210,785

Other income (expense)
Interest income	3,485	—	4,795	—
Interest expense	(96,073)	(58,139)	(186,533)	(104,665)
Loss on debt redemption	—	—	(17,030)	—
Other, net	17,923	1,070	8,868	759
Total other expense, net	(74,665)	(57,069)	(189,900)	(103,906)

Income before income taxes	$137,717	$72,402	$185,138	$106,879
51

The following table provides selected Servicing operating statistics at June 30:

	2013	2012	% Change
Residential Assets Serviced
UPB:
Performing loans (1)	$373,239,600	$94,334,156	296%
Non-performing loans	56,372,087	27,602,105	104
Non-performing real estate	6,643,696	5,936,963	12
Total residential assets serviced (2)	$436,255,383	$127,873,224	241

Agency loans (3)	$245,658,198	$19,765,146	1,143
Non Agency loans	190,597,185	108,108,078	76
Total residential loans serviced	$436,255,383	$127,873,224	241

Percent of total UPB:
Servicing portfolio	78.9%	88.0%	(10)%
Subservicing portfolio	21.1	12.0	76
Non-performing residential assets serviced	14.4%	24.5%	(41)

Number of:
Performing loans (1)	2,415,692	640,992	277%
Non-performing loans	334,122	139,044	140
Non-performing real estate	36,111	30,858	17
Total number of residential assets serviced (2)	2,785,925	810,894	244

Agency loans (3)	1,347,645	102,998	1,208
Non Agency loans	1,438,280	707,896	103
Total residential loans serviced	2,785,925	810,894	244

Percent of total number:
Servicing portfolio	77.4%	87.9%	(12)%
Subservicing portfolio	22.6	12.1	87
Non-performing residential assets serviced	13.3%	19.2%	(31)
52

The following table provides selected Servicing operating statistics for the three and six months ended June 30:

	Three Months			Six Months
	2013	2012	%Change	2013	2012	%Change
Residential Assets Serviced
Average UPB of residential assets serviced	$453,574,218	$114,554,496	296%	$396,075,653	$108,791,099	264%
Prepayment speed (average Constant Prepayment Rate or CPR)	20.8%	15.5%	34	20.6%	14.9%	38
Average number of residential assets serviced	2,849,271	745,192	282	2,472,258	711,496	247

Residential Servicing and Subservicing Fees
Loan servicing and subservicing	$360,723	$148,325	143%	$626,209	$260,210	141%
HAMP fees	46,789	21,390	119	86,208	34,074	153
Late charges	29,266	17,438	68	55,056	36,283	52
Loan collection fees	7,736	3,822	102	14,102	7,149	97
Custodial accounts (float earnings)	1,991	663	200	3,607	1,450	149
Other	31,399	6,313	397	53,418	12,432	330
	$477,904	$197,951	141	$838,600	$351,598	139

Number of Completed Modifications
HAMP	11,000	4,488	145%	19,170	7,955	141%
Non-HAMP	17,136	17,455	(2)	33,150	37,479	(12)
Total	28,136	21,943	28	52,320	45,434	15

Financing Costs
Average balance of advances and match funded advances	$3,680,117	$4,346,136	(15)%	$3,691,163	$3,857,074	(4)%
Average borrowings (4)	3,441,329	3,635,798	(5)	3,609,504	3,224,079	12
Interest expense on borrowings (4)	43,455	46,340	(6)	86,893	88,677	(2)
Facility costs included in interest expense (4)	4,630	3,888	19	7,679	8,049	(5)
Discount amortization included in interest expense	328	735	(55)	752	1,480	(49)
Effective average interest rate (4)	5.05%	5.10%	(1)	4.81%	5.50%	(13)
Average 1-month LIBOR	0.20%	0.24%	(17)	0.20%	0.25%	(20)

Average Employment
India and other	4,669	4,391	6%	4,730	4,460	6%
United States (5)	3,560	674	428	3,442	709	385
Total	8,229	5,065	62	8,172	5,169	58

Collections on Loans Serviced for Others	$30,054,015	$3,063,309	881%	$44,499,928	$5,249,194	748%

(1)	Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)	At June 30, 2013, we serviced 889,248 subprime loans with a UPB of $128.7 billion. This compares to 747,908 subprime loans with a UPB of $113.4 billion at December 31, 2012 and 615,811 subprime loans with a UPB of $94.4 billion at June 30, 2012.
(3)	Agency loans at June 30, 2013 include 121,306 prime loans with a UPB of $38.0 billion that we subservice and which consist primarily of jumbo loans which exceed conforming loan size limits set by Fannie Mae and Freddie Mac.
53

(4)	Excludes interest expense of $49.9million and $10.6 million for the three months ended June 30, 2013 and 2012, respectively, and interest expense of $94.4 million and $13.5 million for the six months ended June 30, 2013 and 2012, respectively, related to financing liabilities that we recognized in connection with the HLSS Transactions. Also excludes average borrowings of $410.9 million and $68.3 million, respectively, and $366.4 million and $44.2 million, respectively, during the same periods. See Note 3 – Transfers of Financial Assets to the unaudited Consolidated Financial Statements for additional information regarding the HLSS Transactions.

(5)	The ResCap and Homeward Acquisitions added an average of 2,284 and 1,574 employees, respectively, during the three months ended June 30, 2013 and an average of 1,933 and 1,841 employees, respectively, during the six months ended June 30, 2013. Excluding ResCap and Homeward employees, U.S average staffing was 728 and 674 for the three months ended June 30, 2013 and 2012, respectively, as compared to 740 and 709 for the six months ended June 30, 2013 and 2012, respectively.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB (1)		Count
	2013	2012	2013	2012
Servicing portfolio at beginning of the year	$203,665,716	$102,199,222	1,219,956	671,623
Additions	276,366,219	47,480	1,773,522	206
Runoff	(12,960,274)	(3,806,236)	(61,872)	(16,319)
Servicing portfolio at March 31 (2)	467,071,661	98,440,466	2,931,606	655,510
Additions	5,314,631	34,182,040	23,735	176,050
Runoff	(36,130,909)	(4,749,282)	(169,416)	(20,666)
Servicing portfolio at June 30	$436,255,383	$127,873,224	2,785,925	810,894
(1)	Principal modifications may include the legal separation and deferral of principal to the end of the loan (commonly referred to as principal forbearance). Principal forbearance does not accrue interest and may be collected upon final liquidation of the loan. We do not earn servicing fees on principal forbearance and therefore exclude it from our servicing portfolio UPB.

(2)	In order to conform to the current presentation, we revised the previously reported servicing portfolio UPB at March 31, 2013 to exclude $2.4 billion related to principal forbearance.
54

Three months ended June 30, 2013 versus June 30, 2012. Residential servicing and subservicing fees for the second quarter of 2013 were $280.0 million, or 141% higher than the second quarter of 2012 primarily due to:

●	A 296% increase in the average UPB of assets serviced driven primarily by the Homeward and ResCap Acquisitions, the Ally MSR Transaction and new MSR capitalization in connection with our lending activities. During the second quarter of 2013, the Homeward, ResCap and Ally portfolios added total servicing fees and subservicing fees of $248.9 million. These increases were offset in part by runoff of the portfolio as a result of principal repayments, modifications, real estate sales and servicing transfers;
●	Approximately $85.0 billion in previously subserviced loans, added in connection with assumption of the Ally Bank subservicing agreement from ResCap in February 2013, became serviced loans upon completion of the Ally MSR Transaction in April 2013;
●	A 28% increase in total completed modifications across all portfolios;
●	Offset in part by:
o	A change in the portfolio mix, with a larger proportion of the portfolio growth attributable to performing loans, which leads to lower revenue potential for ancillary and default servicing; and,
o	A change in the portfolio mix, with a larger proportion of the portfolio attributable to subservicing.

An increase in modifications typically results in higher revenue for the period because when we return a loan to performing status, we generally recognize any deferred servicing fees and late fees on the loan. For loans modified under HAMP, which is set to expire on December 31, 2015, we earn HAMP fees in place of late fees. As noted above, total completed modifications were up 28% with HAMP accounting for 39% of the total versus 20% in the second quarter of 2012. Of the total modifications completed during the second quarter of 2013, 52% included principal modifications. This compares to 68% in the second quarter of 2012. Our “Shared Appreciation Modification” (SAM) program accounted for 11% of the total modifications completed during the second quarter of 2013 as compared to 28% for the second quarter of 2012. We recognized servicing fee, late charge and HAMP fee revenue of $76.8 million and $49.8 million during the second quarter of 2013 and 2012, respectively, in connection with modifications.

The change in mix of serviced loans versus subserviced loans was one of the factors that resulted in residential servicing and subservicing revenues growing more slowly than the loan portfolio as annualized revenues decreased to 0.42% of average UPB in the second quarter of 2013 as compared to 0.69% for the second quarter of 2012.

Overall, the non-performing delinquency rate based on UPB dropped from 24.5% at June 30, 2012 to 14.4% at June 30, 2013 largely due to the ResCap and Ally portfolios which had a combined non-performing rate of 7.0% at June 30, 2013. Excluding the effects of the ResCap Acquisition and Ally MSR Transaction, the non-performing rate was 19.5% at June 30, 2013. Improvements in our overall delinquency rates also continue to be driven by modifications and improvements in our early loss mitigation efforts.

We estimate that the balance of deferred servicing fees related to delinquent borrower payments was $511.8 million at June 30, 2013 compared to $452.0 million at December 31, 2012. The increase is primarily due to the ResCap Acquisition and the Ally MSR Transaction.

Average prepayment speed increased to 20.8% for the second quarter of 2013 compared to 15.5% for the same period of 2012. For the second quarter of 2013, principal reduction modifications, regular principal payments and other voluntary payoffs accounted for approximately 85% of average CPR with real estate sales and other involuntary liquidations accounting for the remaining 15%. For the second quarter of 2012, total voluntary and involuntary reductions accounted for 47% and 53%, respectively, of average CPR. Principal reduction modifications accounted for 5% and 18% of our average prepayment speed for the 2013 and 2012 periods, respectively. As a result of the Homeward and ResCap Acquisitions and the Ally Bank MSR Transaction Agency, prime loans comprise 56% of the total UPB of our servicing portfolio at June 30, 2013 as compared to 15% at June 30, 2012. These Agency loans have higher voluntary prepayments as compared with our non-prime portfolios. Historically low interest rates and improving home values create the ideal environment for voluntary prepayments. The shift in the product mix of our portfolio is resulting in increased CPR. Loss mitigation activities in connection with newly acquired portfolios also increase CPR.

Operating expenses increased by $201.7 million in the second quarter of 2013, or 249%, as compared to the second quarter of 2012 primarily as a result of the effects of the Homeward and ResCap Acquisitions, the Ally MSR Transaction and the MSR acquisitions that were completed in the second and third quarters of 2012.

●	Compensation and benefits increased by $63.1 million, or 261%, largely as a result of an increase in headcount resulting from the ResCap and Homeward Acquisitions. At June 30, 2013, ResCap and Homeward employees totaled 2,285 and 1,479, respectively.
55

●	Amortization of MSRs increased by $51.3 million in the second quarter of 2013 due principally to $43.7 million of additional amortization attributed to the Homeward, ResCap and Ally transactions offset in part by a decline in amortization on pre-existing MSRs because of portfolio runoff.
●	Technology and communications and Occupancy and equipment costs increased by a combined $34.5 million as we added facilities and infrastructure, largely through the Homeward and ResCap Acquisitions, to support the residential servicing portfolio growth.
●	Other operating expenses increased by $47.5 million primarily due to $23.5 million of losses recognized in connection with Ginnie Mae serviced loans. As servicer, we are obligated to purchase delinquent loans immediately prior to foreclosure at the UPB of the loans plus accrued and unpaid interest. Upon resolution of the loan, we file claims for reimbursement from the FHA or the VA in accordance with the contractual reimbursement levels. We may not be reimbursed fully for interest and principal losses and expenses to the extent that they exceed reimbursable rates. These costs are contemplated in the cash flow in connection with our Ginnie Mae MSRs. We also incurred additional outsourcing expenses primarily in connection with the acquired ResCap servicing platform. The ResCap servicing platform leverages third-party outsourcing for a variety of functions. We anticipate these costs will be absorbed and/or diminish as the ResCap assets transition to the REALServicing™ platform.

Interest expense on total borrowings for the second quarter of 2013 increased by $36.3 million, or 64%, as compared to the second quarter of 2012. Interest related to financing liabilities that we recognized in connection with the HLSS Transactions increased by $39.3 million. Interest expense on the portion of the sales proceeds accounted for as a financing is greater than the interest on the match funded liabilities that were assumed by HLSS or repaid, principally because Ocwen is also compensating HLSS for the cost of capital used to fund the HLSS Transactions.

Average borrowings of the Servicing segment, excluding the financing liabilities that we recognized in connection with the HLSS Transactions, decreased by 5% during the second quarter of 2013 as compared to 2012 while average advances and match funded advances decreased by 15% during the same period. The decrease in average borrowings in the second quarter of 2013 results from repayments of match funded debt from advance collections and proceeds received on the HLSS Transactions offset in part by higher borrowings required to fund the Homeward and ResCap Acquisitions, the Ally MSR Transaction and higher advance rates on match funded advance facilities as compared to the second quarter of 2012.

Interest expense, excluding interest on the HLSS financing liabilities, decreased by 6% as compared to the 5% decrease in average borrowings. The average effective rate on our match funded debt increased slightly from 4.18% during the second quarter of 2012 to 4.39% during the second quarter of 2013 as the mix of facilities changed. The effect of this increase was more than offset by a decline in the effective rate on our SSTL debt from 8.61% to 5.72% as a result of decreases both in the margin applied to the interest rate index and in the floor placed on the interest rate index.

Other, net for the three months ended June 30, 2013 includes gains of $14.8 million on the sale of modified FHA and VA loans during the second quarter of 2013. As servicer, we are obligated to repurchase loans from Ginnie Mae guaranteed securitizations in order to complete a modification. Once the modification is completed we pool the loans into new Ginnie Mae guaranteed securitizations at the then prevailing market value.

Six months ended June 30, 2013 versus June 30, 2012. Similar to the three months ended June 30, 2013, revenues and operating expenses of the Servicing segment for the six months ended June 30, 2013 were significantly impacted by the Homeward, ResCap, Liberty and Ally transactions and the liability established during the second quarter of 2013 in connection with certain foreclosure related matters. Servicing and subservicing fee revenues for the six months ended June 30, 2013 were $487.0 million, or 139% higher than for the six months ended June 30, 2012 primarily as a result of a 264% increase in the average UPB of our residential servicing portfolio. This increase was offset in part by a decrease in the portfolio mix of servicing versus subservicing. The Homeward, ResCap and Ally portfolios added $407.1 million of servicing fees, subservicing fees and late charges during the six months ended June 30, 2013. Operating expenses increased by $330.5 million, or 202%, with the Homeward and ResCap Acquisitions accounting for approximately $280.8 million of the increase. Interest expense on total borrowings increased by $79.0 million, or 77%, related to financing the Homeward and ResCap Acquisitions and the Ally MSR Transaction. These acquisitions were financed through a combination of available cash, term debt and match funded liabilities for servicing advances and proceeds from the HLSS Transactions.

Average borrowings of the Servicing segment, excluding the financing liabilities that we recognized in connection with the HLSS Transactions, increased by 12% during the six months ended June 30, 2013 as compared to the same period of 2012 while average advances and match funded advances decreased by 4%. Interest expense, excluding interest on the HLSS financing liabilities, decreased by 2% despite the increase in average borrowings. The average effective rate on our match funded debt decreased from 4.50% during the six months ended June 30, 2012 to 4.08% during the same period of 2013. In addition, the effective rate on our SSTL debt declined from 8.55% to 5.78% as a result of decreases both in the margin applied to the interest rate index and in the floor placed on the interest rate index.

56

The following table presents assets and liabilities of the Servicing segment at the dates indicated:

	June 30, 2013	December 31, 2012
Advances	$433,108	$176,360
Match funded advances	2,960,324	3,049,244
Mortgage servicing rights, at amortized cost	1,685,506	678,937
Mortgage servicing rights, at fair value	97,163	85,213
Receivables, net	143,843	83,223
Goodwill	270,134	183,091
Premises and equipment	41,127	18,220
Debt service accounts	81,466	87,249
Asset purchase price deposit – ResCap Acquisition	—	57,000
Prepaid lender fees and debt issuance costs, net	32,374	14,313
Due from related parties	17,302	8,111
Loans held for sale, at lower of cost or fair value	13,961	147
Other	15,402	33,349
Total assets	$5,791,710	$4,474,457

Match funded liabilities	$2,391,832	$2,532,745
Other borrowings	1,744,346	705,771
Liability for indemnification obligations	217,213	38,140
Accrued expenses	56,065	45,362
Amount due seller for purchase price adjustments – ResCap Acquisition	69,696	—
Due to related parties	10,233	37,260
Checks held for escheat	24,272	29,558
Payable to servicing and subservicing investors	23,545	9,973
Servicing liabilities	11,704	9,830
Accrued interest payable	8,825	5,412
Other	37,953	21,101
Total liabilities	$4,595,684	$3,435,152

The ResCap Acquisition, the Ally MSR Transaction and the HLSS Transactions, collectively, had a significant effect on the Servicing balance sheet during the six months ended June 30, 2013. Largely as a result of these transactions:

●	Advances and Match funded advances increased by $167.8 million primarily due to the ResCap Acquisition which added $1.62 billion of advances offset by the sale of $1.1 billion of Homeward advances to HLSS and by collections.
●	MSRs, at amortized cost, increased by $1.0 billion as a result of the ResCap Acquisition ($393.9 million), Ally MSR Transaction ($680.0 million) and new capitalization of MSRs from our lending operations ($46.9 million) offset by amortization ($118.6 million).
●	We recorded goodwill of $81.3 million in the Servicing segment in connection with the ResCap Acquisition.

●	Following the ResCap Acquisition, we have an obligation as servicer to repurchase certain loans from Ginnie Mae guaranteed securitizations under certain circumstances including, but not limited to, in connection with loan modifications, immediately prior to foreclosure and in connection with loan resolutions. These loans are held for sale and carried at the lower of cost or fair value.
●	Match funded liabilities decreased by $140.9 million. We used $937.3 million of proceeds from the HLSS Transactions to repay match funded liabilities. This decrease was offset by new borrowings to finance the advances acquired in the ResCap Acquisition and the Ally MSR Transaction.
●	Other borrowings increased by $1.1 billion primarily due to borrowings of $1.3 billion under a new SSTL facility principally to fund the ResCap acquisition. We repaid the previous SSTL which had an outstanding balance of $306.0 million net of discount at December 31, 2012 and recognized a loss on early redemption of $15.0 million representing the write-off of unamortized deferred costs and discount. We also repaid the senior unsecured loan agreement with Altisource under which we borrowed $75.0 million to finance a portion of the Homeward Acquisition. Financing liabilities that we recognized in connection with the HLSS Transactions increased by $124.6 million primarily as a result of a sale of Rights to MSRs in March and May that we accounted for as a financing.
●	The ResCap Acquisition added $74.7 million of accrued expenses, primarily related to a liability for compensatory fees for foreclosures that may ultimately exceed investor timelines. The Ally MSR Transaction included the assumption of origination representation and warranty obligations of approximately $136.4 million in connection with a majority of the acquired MSRs.
57

Lending

We significantly expanded our origination capabilities with the completion of the Homeward (December 2012) and Liberty (April 2013) Acquisitions. The Lending segment is focused on originating and purchasing agency-conforming residential first-lien forward and reverse mortgage loans mainly through direct lending and correspondent channels. The direct lending business has initially focused on pursuing refinancing opportunities from our existing servicing portfolio, where permitted. Originated loans are typically sold shortly after origination into a liquid market on a servicing retained basis.

Lending provides a low cost means of acquiring MSRs with good return profiles. Loans are acquired through correspondent lender relationships, broker relationships and by directly originating loans for customers in our servicing portfolio. We continued to grow our direct lending business in the second quarter, increasing our number of loan officers to more than 50. Our business is well positioned to shift with the market as our Lending business operates with a highly variable cost structure enabling us to adapt to changing market demand.

The following table presents the results of operations of the Lending segment for the periods ended June 30, 2013:

	Three Months	Six Months
Revenue
Gain on loans held for sale, net	$20,323	$25,086
Other	13,412	22,557
Total revenue	33,735	47,643

Operating expenses	28,941	40,041

Income from operations	4,794	7,602

Other income (expense)
Interest income	4,587	9,366
Interest expense	(4,001)	(6,829)
Gain on debt redemption	3,192	3,192
Other, net	1,549	1,816
Other income, net	5,327	7,545

Income before income taxes	$10,121	$15,147

We funded $1.5 billion of conforming forward mortgages through our correspondent and other indirect channels in the second quarter of 2013, a decline of $825.5 million as compared to the first quarter of 2013. The decline in funded loans was attributable to increasingly conservative pricing, rising rates and some larger customers selling directly to the GSEs. Loans originated through our own direct-to-consumer operations grew from $33.6 million in the first quarter of 2013 to over $60.6 million in the second quarter of 2013. Additionally, Liberty generated $370.0 million of new reverse mortgage fundings following its acquisition on April 1, 2013.

Our funded originations in 2013 were as follows:

	Three Months Ended March 31	Three Months Ended June 30	Six Months Ended June 30
Loans Funded (UPB):
Correspondent and other	$2,357,967	$1,532,425	$3,890,392
Direct	33,644	60,646	94,290
	$2,391,611	$1,593,071	$3,984,682

Revenue and operating expenses of the Lending segment are higher in the second quarter of 2013 as compared to the first quarter of 2013 as a result of the Liberty Acquisition and the growth of our direct lending business, offset somewhat by the decline in our correspondent volume.

58

Revenue grew $19.8 million, or 143% in the second quarter of 2013 as compared to the first quarter of 2013, with $15.6 million of the growth attributable to gains on sale and the remainder attributable to fee income. Liberty accounted for $18.5 million of the $19.8 million increase in revenue. The servicing values utilized in our gain on sale calculation are evaluated closely and measured against market levels to foster a strong balance sheet and generate required returns over the estimated life of the originated MSR. To date, the excellent credit quality of the loans generated by our Lending segment has been reflected by our having no credit losses from repurchases and by our experiencing a 60+ day delinquency rate of only 0.05% on the loans.

Operating expenses increased by $17.8 million or 161% from the first quarter of 2013 to the second quarter of 2013, primarily due to the Liberty Acquisition which added $16.1 million of operating expenses.

As disclosed in Note 15 – Other Borrowings to the unaudited Consolidated Financial Statements, we have sold MSRs for certain loans to an unrelated third party in transactions accounted for as financings. In June 2013, we repurchased certain of these MSRs related to loans that had been refinanced under HARP and recognized a $3.2 million gain on the retirement of the financing liability.

The following table presents assets and liabilities of the Lending segment at the dates indicated:

	June 30, 2013	December 31, 2012
Loans held for sale, at fair value	$361,144	$426,480
Mortgage servicing rights, at amortized cost	2,532	—
Receivables	9,175	850
Goodwill	120,405	121,458
Loans – restricted for securitization investors, at fair value	76,649	—
Derivatives, at fair value	18,600	—
Other	11,365	2,945
Total assets	$599,870	$551,733

Other borrowings (3)	$423,688	$388,075
Derivatives, at fair value	6,983	—
Other	22,800	19
Total liabilities	$453,471	$388,094

The Liberty Acquisition, offset by a decline in forward mortgage origination volume, drove the most significant changes to the Lending balance sheet during the six months ended June 30, 2013:

●	Loans held for sale, at fair value declined as sales more than offset new origination volume for the period and the $60.0 million loans acquired in the Liberty Acquisition. See Note 6 – Loans Held for Sale, at Fair Value for additional information.
●	Loans – restricted for securitization investors, at fair value represent reverse mortgage loans sold into Ginnie Mae-guaranteed securitizations that we include in our consolidated financial statements because the transfers of the loans to the trusts did not qualify for sales accounting treatment.
●	Borrowings increased as a result of warehouse facilities assumed in connection with the Liberty Acquisition and the recognition of $73.6 million of amounts due to the holders of participating interests in Ginnie Mae-guaranteed securitizations that we include in our consolidated financial statements because the transfers of reverse mortgage loans to the trusts did not qualify for sales accounting treatment. These increases were offset in part by declines in borrowings under existing warehouse facilities as a result of a decline in origination volume. See Note 15 – Other Borrowings for additional information regarding warehouse facilities used to fund originations of loans.

Corporate Items and Other

The following table presents the results of operations of Corporate Items and Other for the periods ended June 30:

	Three Months		Six Months
	2013	2012
Revenue	$1,241	$1,204	$17,954	$1,862
Operating expenses	63,248	5,099	84,216	8,495
Loss from operations	(62,007)	(3,895)	(66,262)	(6,633)
Other income (expense)
Net interest income	1,042	1,858	2,062	3,772
Other, net	637	(201)	2,760	(3,735)
Other income (expense), net	1,679	1,657	4,822	37

Loss before income taxes	$(60,328)	$(2,238)	$(61,440)	$(6,596)
59

Three months ended June 30, 2013 versus June 30, 2012. Operating expenses for the three months ended June 30, 2013 includes a $52.8 million charge recorded during the second quarter of 2013 in connection with our estimated liability related to our ongoing discussions with the MMC, CFPB and state Attorneys General in connection with certain foreclosure related matters.

Six months ended June 30, 2013 versus June 30, 2012. Revenues and operating expenses for the first six months of 2013 include $15.2 million and $15.0 million, respectively, related to the diversified fee-based business we acquired as part of the Homeward Acquisition, the majority of which was subsequently sold on March 29, 2013. Operating expenses for the six months ended June 30, 2013 also include the $52.8 million charge disclosed above that we recorded during the second quarter in connection with certain foreclosure related matters.

Other, net in the first six months of 2013 includes $2.1 million of equity in earnings in Powerlink Settlement Services, LP (Powerlink), an entity in which we hold a 69.79% interest that we acquired as part of the Homeward Acquisition. Powerlink provides title, closing and valuation services.

The following table presents the assets and liabilities of Corporate Items and Other at the dates indicated:

	June 30, 2013	December 31, 2012
Cash	$437,245	$220,130
Loans held for sale, at lower of cost or fair value (1)	19,003	82,720
Advances	12,010	8,144
Income taxes receivable	43,851	55,292
Other receivables, net	6,314	15,733
Goodwill (2)	101	77,011
Deferred tax assets, net	96,353	92,136
Premises and equipment, net	21,003	19,288
Investment in unconsolidated entities (3)	12,886	25,187
Interest-earning collateral deposits (4)	4,668	23,194
Prepaid income taxes	23,112	23,112
Real estate	6,488	6,206
Due from related parties	4,526	4,250
Other	3,140	6,891
Total assets	$690,700	$659,294

Other borrowings	$4,044	$2,833
Liability for certain foreclosure matters (5)	66,431	13,602
Accrued expenses	42,667	27,276
Liability for selected tax items	22,338	22,702
Derivatives, at fair value (4)	—	15,614
Checks held for escheat	1,176	3,667
Due to related parties	8,900	7,775
Other	5,827	3,975
Total liabilities	$151,383	$97,444
(1)	Loans held for resale are net of valuation allowances of $13.4 million and $13.8 million at June 30, 2013 and December 31, 2012, respectively. In December 2012, we acquired non-performing mortgage loans with an aggregate UPB of $124.3 million for a purchase price of $65.4 million. We sold these loans to Altisource Residential, LP in February 2013 for an insignificant gain. See Note 22 – Related Party Transactions
(2)	Goodwill assigned to the diversified fee-based business acquired from Homeward in 2012 was derecognized upon the sale of this business to Altisource on March 29 2013. See Note 4 – Business Acquisitions to the unaudited Consolidated Financial Statements
(3)	On March 31, 2013, we increased our ownership in Correspondent One to 100% by acquiring the 51% of shares held by others (including 49% held by Altisource). As a result, we began including the accounts of Correspondent One in our unaudited Consolidated Financial Statements as of the acquisition date and have eliminated our investment. See Note 4 – Business Acquisitions to the unaudited Consolidated Financial Statements
60

(4)	On May 31, 2013, we terminated our interest rate swap agreements that we purchased to hedge against our exposure to an increase in variable interest rates on match funded advance borrowings. Interest-earning collateral deposits at December 31, 2012 included $19.3 million of cash collateral on deposit with the counterparties to our derivatives, the majority of which related to the swap agreements. As disclosed in Note 18 – Derivative Financial Instruments and Hedging Activities to the unaudited Consolidated Financial Statements.
(5)	This balance represents a liability established in connection with our ongoing discussions with the MMC, CFPB and state Attorneys General in connection with certain foreclosure related matters. See the Regulatory Contingencies section of Note 24 – Commitments and Contingencies to the unaudited Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, our cash position was $439.7 million compared to $220.1 million at December 31, 2012. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts.

Investment policy and funding strategy. Our primary sources of funds for near-term liquidity are:

●	Collections of servicing fees and ancillary revenues

●	Collections of prior servicer advances in excess of new advances

●	Proceeds from match funded liabilities

●	Proceeds from other borrowings, including warehouse facilities

●	Proceeds from sales of Rights to MSRs and related advances to HLSS

●	Proceeds from sales of originated loans.

Advances and Match funded advances comprised 48% of total assets at June 30, 2013. Most of our advances have the highest reimbursement priority (i.e., “top of the waterfall”) whereby we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid to investors. At June 30, 2013, $983.2 billion of the total maximum borrowing capacity under our servicing advance facilities of $3.4 billion remained available, although none could be used.

We use mortgage loan warehouse facilities to fund newly-originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third party investors. The majority of these warehouse facilities are structured as repurchase agreements under which ownership of the loans is temporarily transferred to a lender. The loans are transferred at a discount or “haircut” which serves as the primary credit enhancement for the lender. The funds are repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30-45 days. In the first quarter of 2013, we extended the maturity date of a number of our warehouse facilities and increased the maximum borrowing capacity. At June 30, 2013, $631.8 million of borrowing capacity was available under our lending warehouse facilities. See Note 15 – Other Borrowings to our unaudited Consolidated Financial Statements for additional details.

In addition to these near-term sources, potential additional long-term sources of liquidity include proceeds from the issuance of debt securities and equity capital; although we cannot assure you that they will be available on terms that we find acceptable. In connection with the ResCap Acquisition in February 2013, we repaid the borrowings under our previous SSTL with a portion of the proceeds of a new $1.3 billion SSTL facility. We also added $1.2 billion of match funded debt under three advance funding facilities. See Note 4 – Business Acquisitions to our unaudited Consolidated Financial Statements for additional information.

We also rely on the secondary mortgage market as a source of long-term capital to support our lending operations. Substantially all of the mortgage loans that we produce are sold in the secondary mortgage market in the form of residential mortgage backed securities guaranteed by Fannie Mae or Freddie Mac or, in the case of mortgage backed securities guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA or VA.

Our primary uses of funds are:

●	Payments for advances in excess of collections on existing servicing portfolios,

●	Payment of interest and operating costs,

●	Purchase of MSRs and related advances,

●	Funding of originated loans and

●	Repayments of borrowings, including match funded liabilities and warehouse facilities.

We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on three measures:

●	Requirements for maturing liabilities compared to dollars generated from maturing assets and operating cash flow,
●	The change in advances and match funded advances compared to the change in match funded liabilities and
●	Available borrowing capacity.
61

We maintain available borrowing capacity for three reasons:

●	As a protection should advances increase due to increased delinquencies,
●	As a protection should we be unable to either renew existing facilities or obtain new facilities and
●	To provide capacity for the acquisition of additional MSRs.

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

We believe that we have sufficient capacity to fund all but the largest servicing acquisitions without issuing common equity capital. Additional senior secured debt and borrowings under servicing advance facilities was sufficient to fund the ResCap Acquisition and Ally MSR Transaction. Net proceeds from sales of Rights to MSRs and related advances to HLSS have also contributed to our ability to grow our servicing business without the need to raise new common equity.

Debt financing summary. During the six months ended June 30, 2013:

●	We borrowed $1.3 billion under a new SSTL facility in connection with the ResCap Acquisition and repaid the remaining balance of the previous SSTL. We paid the first quarterly principal installment of $3.3 million.
●	We borrowed $1.2 billion under two new facilities and one existing facility in connection with the financing of advances that we acquired in connection with the ResCap Acquisition;
●	We borrowed $1.2 billion under a new $1.4 billion bridge facility. The proceeds from this bridge facility were used to repay certain advance facilities that were assumed in the Homeward Acquisition. This facility was transferred to HLSS on July 1, 2013 in connection with the sale of advances;
●	We repaid $937.3 million in match funded advance facilities from the proceeds received from the sale of advances to HLSS;
●	We pledged additional collateral [or amended the maximum borrowing capacity], increasing our available borrowing capacity under our warehouse facilities in connection with our Lending business activities.

Maximum borrowing capacity for match funded advances decreased by $318.6 million from $3.7 billion at December 31, 2012 to $3.4 billion at June 30, 2013. During the first six months of 2013, we fully repaid and terminated match funded advance financing facilities that had total aggregate maximum borrowing capacity of $2.6 billion at December 31, 2012. Offsetting this decrease, we increased maximum borrowing capacity by $2.3 billion in connection with the new bridge facility and the two advance facilities that we added to fund the ResCap Acquisition.

Our available advance borrowing capacity decreased from $1.2 billion at December 31, 2012 to $983.2 million at June 30, 2013, although none could be used because we had borrowed the maximum amount given the available collateral. During the first three months of 2013, we repaid and terminated match funded advance financing facilities that had total aggregate available borrowing capacity of $682.9 million at December 31, 2012. Available borrowing capacity on the new bridge facility and the two new facilities that we added during the first quarter of 2013 in connection with the ResCap Acquisition was $498.5 million at June 30, 2013. Our ability to finance servicing advances is a significant factor that affects our liquidity. Our ability to continue to pledge collateral under each advance facility depends on the performance of the collateral. In addition, a number of our match funded advance facilities contain provisions that limit the eligibility of advances to be financed based on the length of time that advances are outstanding, and certain of our match funded advance facilities have provisions that limit new borrowings if average foreclosure timelines extend beyond a certain time period, either of which, if such provisions applied, could adversely affect liquidity by reducing our average effective advance rate. Currently, the large majority of our collateral qualifies for financing under the advance facility to which it is pledged.

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

Cash flows for the six months ended June 30, 2013. Our operating activities provided $877.0 million of cash largely due to $429.2 million of collections of servicing advances, $75.6 million of net cash provided by our loans held for sale activities and net income, adjusted for MSR amortization and other non-cash items. Operating cash flows were used principally to repay related match funded liabilities and to fund the portions of the ResCap Acquisition not funded through borrowings.

Our investing activities used $1.5 billion of cash. We paid $2.1 billion to acquire ResCap, including advances of $1.6 billion and MSRs of $393.9 million. We paid $617.1 million to acquire MSRs and advances from Ally Bank, net of assumed liabilities for origination and representation warranty obligations of $136.4 million. Cash inflows from investing activities include $1.1 billion of proceeds from HLSS from the sale of advances and $215.7 million from the sales to Altisource of the diversified fee-based businesses acquired in the Homeward and ResCap Acquisitions. As disclosed below in the discussion of financing activities, we used a portion of the proceeds from the sales to HLSS to repay match funded liabilities and for required prepayments of the SSTL.

Our financing activities provided $846.3 million of cash. To finance the ResCap acquisition, we deployed approximately $840.0 million of net additional capital from the proceeds of a new $1.3 billion SSTL facility and borrowed $1.2 billion pursuant to three servicing advance facilities, offset by our repayment of the old SSTL which had an outstanding principal balance of $314.2 million at December 31, 2012. We received $148.6 million from the sale of Rights to MSRs to HLSS in transactions accounted for as financings. We used collections of servicing advances and $937.3 million of the proceeds received from the HLSS Transactions to repay match funded liabilities. Debt issuance costs paid on the new SSTL were $24.9 million. Borrowings under mortgage loan warehouse facilities used to fund newly-originated forward loans until they are sold declined by $108.4 million as sales exceeded originations during the period.

Cash flows for the six months ended June 30, 2012. Our operating activities provided $901 million of cash largely due to $774.6 million of collections of servicing advances (primarily on the Litton portfolio) and net income adjusted for amortization and other non-cash items. Excluding the proceeds from the sale of match funded advances to HLSS in connection with the HLSS Transactions which is reported as investing activity, net collections of servicing advances were $774.6 million. Operating cash flows were used principally to repay related match funded liabilities and to fund the portions of the MSR purchases not funded through borrowings.

Our investing activities used $1.8 billion of cash. During the second quarter, we paid $2.0 billion to purchase MSRs and advances in connection with the acquisition of four MSR portfolios. We used cash balances accumulated through the acquisition date as well as borrowings under both new and existing facilities to fund the acquisitions. Cash used for additions to premises and equipment of $16.7 million primarily relates to the build-out of two new leased facilities in India and the disaster recovery facility located in the U.S. Cash inflows from investing activities include $168.9 million of proceeds from HLSS on the sale of advances and $2.8 million of distributions from our asset management entities.

Our financing activities provided $928.8 million of cash consisting primarily of $904.3 million of net proceeds received from match funded liabilities, excluding the match funded liabilities assumed by HLSS as part of the HLSS Transactions. In connection with the purchase of MSRs from Saxon, we borrowed $826.0 million under two new facilities to finance the acquired advances. We also borrowed $418.8 million under an existing facility to finance the advances acquired in connection with the purchase of MSRs from JPMCB. In addition, we received $73.7 million from the sale of Rights to MSRs to HLSS in transactions accounted for as financings. These cash inflows were partially offset by repayments of $266.8 million on the note that we issued in connection with the financing of the advances acquired as part of the Litton Acquisition and repayments of $73.3 million on the $575.0 million senior secured loan, including required prepayments of $44.6 million from the proceeds received on the HLSS Transactions.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At June 30, 2013, such contractual obligations were comprised of secured borrowings, interest payments and operating leases. Other than changes to our secured borrowings, including the effects of the ResCap and Liberty Acquisitions, there were no significant changes to our contractual obligations during the six months ended June 30, 2013. See “Liquidity and Capital Resources – Debt financing summary” above for a discussion of changes to our secured borrowings related to our Servicing and Lending businesses. See Note 14 – Match Funded Liabilities, Note 15 – Other Borrowings and Note 24 – Commitments and Contingencies to the unaudited Consolidated Financial Statements for additional information.

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

Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk as well as our exposure to changes in the value of the India Rupee. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 18 – Derivative Financial Instruments and Hedging Activities to the unaudited Consolidated Financial Statements for additional information regarding derivatives.

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

VIEs. If we determine that we are the primary beneficiary of a VIE, we include the VIE in our consolidated financial statements. We have interests in VIEs that we do not consolidate because we have determined that we are not the primary beneficiary of the VIEs. In addition, we have transferred forward and reverse mortgage loans in transactions accounted for as sales or as secured borrowings for which we retain the obligation for servicing and for standard representations and warranties on the loans. See Note 2 – Securitizations and Variable Interest Entities and Note 3 – Transfers of Financial Assets to the unaudited Consolidated Financial Statements for additional information.

Mortgage Loan Repurchase and Indemnification Liability. We have exposure to representation, warranty and indemnification obligations. We recognize the fair value of representation and warranty obligations in connection with originations upon sale of the loan or upon completion of an acquisition. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination and estimated loss severity based on current loss rates for similar loans. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions.

The underlying trends for loan repurchases and indemnifications are volatile, and there is significant uncertainty regarding our expectations of future loan repurchases and indemnifications and related loss severities. Due to the significant uncertainties surrounding estimates related to future repurchase and indemnification requests by investors and insurers as well as uncertainties surrounding home prices, it is possible that our exposure could exceed our recorded mortgage loan repurchase and indemnification liability. Our estimate of the mortgage loan repurchase and indemnification liability considers the current macro-economic environment and recent repurchase trends; however, if we experience a prolonged period of higher repurchase and indemnification activity or a decline in home values, then our realized losses from loan repurchases and indemnifications may ultimately be in excess of our recorded liability. Given the levels of realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of our recorded liability. See Note 2 – Securitizations and Variable Interest Entities, Note 16 – Other Liabilities and Note 24 – Commitments and Contingencies to the unaudited Consolidated Financial Statements for additional information.

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

Listed below are recent accounting pronouncements that we had not yet adopted as of June 30, 2013. We are currently evaluating the effect of adopting this standard effective January 1, 2014, but we do not anticipate that our adoption will have a material impact on our consolidated financial statements:

●	ASU 2013-04 (ASC 405, Liabilities): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, a consensus of the FASB Emerging Issues Task Force.
●	ASU 2013-05 (ASC 830, Foreign Currency Matters): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, a consensus of the FASB Emerging Issues Task Force.
64

In addition to the recently issued accounting pronouncements listed above, listed below are accounting pronouncements we adopted on January 1, 2013 that that require additional disclosures only and did not have a material effect on our unaudited Consolidated Financial Statements.

●	ASU 2011-11 (ASC 210, Balance Sheet): Disclosures about Offsetting Assets and Liabilities.
●	ASU 2013-01 (ASC 210, Balance Sheet): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.
●	ASU 2013-02 (ASC 220, Comprehensive Income): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.

The principal effect of ASU 2011-11 and ASU 2013-01 is to require additional disclosures that will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. Other than this additional disclosure, our adoption of these two pronouncements did not have a material effect on our unaudited Consolidated Financial Statements.

The amendments in ASU 2013-02 did not have a material impact on our unaudited Consolidated Financial Statements. However, are required to disclose on the face of our statement of operations or in footnotes thereto the line items affected by any significant items reclassified from accumulated other comprehensive income to earnings and the before tax amount and the related effect on income tax expense of the reclassification.

See Note 1 – Description of Business, Basis of Presentation and Significant Accounting Policies to our unaudited Consolidated Financial Statements for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands except as otherwise indicated)

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

Interest Rate Risk

Our principal market exposure is to interest rate risk due to the impact on our mortgage-related assets and commitments, including mortgage loans held for sale, IRLCs and MSRs. Changes in interest rates could materially and adversely affect our volume of mortgage loan originations or reduce the value of our MSRs.

Loans Held for Sale and Interest Rate Lock Commitments

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

Sensitivity Analysis

Fair Value MSRs, Loans Held for Sale and Related Derivatives

The following table summarizes the estimated change in the fair value of our fair value elected MSRs, fair value elected loans held for sale and related derivatives as of June 30, 2013 given hypothetical instantaneous parallel shifts in the yield curve (in thousands):

	Change in Fair Value
	Down 25 bps	Up 25 bps

Loans held for sale	$11,322	$(12,243)
Forward MBS trades	(11,564)	12,272
Total loans held for sale and related derivatives	(242)	29

Fair value MSRs	(5,107)	5,129
MSRs, embedded in pipeline	(551)	428
Total fair value MSRs (1)	(5,658)	5,557

Total, net	$(5,900)	$5,586
(1)	As disclosed above, effective April 1, 2013, we terminated the hedging program for our fair value MSRs and closed out the remaining economic hedge positions.

We used June 30, 2013 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

Borrowings

The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates.

Based on June 30, 2013 balances, if interest rates were to increase by 1% on our variable rate debt (excluding our SSTL) and interest earning cash and float balances, we estimate a net positive impact of $53.0 million resulting from an increase of $80.6 million in annual interest income and an increase of $27.6 million in annual interest expense. See the tables below and Note 18 – Derivative Financial Instruments and Hedging Activities to the unaudited Consolidated Financial Statements for additional information regarding our use of derivatives.

June 30, 2013
Fixed-rate borrowings	$—

Variable-rate borrowings
Match funded servicing advance facilities (3)	2,391,832
Senior secured term loan (1)	1,296,750
Lending warehouse facilities	339,979
Other	29,310
4,057,871
Total borrowings outstanding (2)	$4,057,871

Float balances (held in custodial accounts, excluded from our consolidated balance sheet) (3)	$7,625,280
(1)	Balance excludes the unamortized discount of $6.0 million.
(2)	Total borrowings exclude the financing liabilities recognized in connection with sales of MSRs. Total borrowings also exclude Secured borrowings – owed to securitization investors because the interest rate sensitive assets and liabilities of the consolidated trusts do not represent an interest rate risk for Ocwen. Ocwen has no obligation to provide financial support to the trusts. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. See Note 15 – Other Borrowings to the unaudited Consolidated Financial Statements for additional information.
(3)	On May 31, 2013, we terminated our remaining interest rates swaps that we had purchased to hedge against the effects of changes in interest rates on our borrowings under advance funding facilities. Float balances, which earn a variable rate of interest, are well in excess of variable rate borrowings under advance facilities and therefore reduce our exposure to changes in interest rates.

Excluding Loans – restricted for securitization investors, our Consolidated Balance Sheet at June 30, 2013 and December 31, 2012 included interest-earning assets totaling $560.0 million and $738.6 million, respectively. Interest-earning assets at June 30, 2013 are comprised of $75.0 million of interest-earning cash accounts, $84.2 million of debt service accounts, $5.7 million of interest-earning collateral deposit and $395.1 million of loans held for sale (fair value and lower of cost or fair value combined).

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 24 – Commitments and Contingencies to the Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A.	RISK FACTORS

We include a discussion of the principal risks and uncertainties that affect or could affect our business operations under Item 1A on pages 19 through 32 of our Annual Report on Form 10-K for the year ended December 31, 2012 which should be read in conjunction with such disclosures.

ITEM 6.	EXHIBITS

(3)	Exhibits.
	2.1	Mortgage Servicing Rights Purchase and Sale Agreement between Ocwen Loan Servicing, LLC and One West Bank, FSB dated as of June 13, 2013 (1)

	3.1	Amended and Restated Articles of Incorporation (2)
68

3.2	Articles of Amendment to Articles of Incorporation (3)

3.3	Articles of Correction (3)

3.4	Articles of Amendment to Articles of Incorporation (4)

3.5	Amended and Restated Bylaws of Ocwen Financial Corporation (5)

10.1	Agreement, dated as of April 12, 2013, by and among Altisource Solutions S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (6)

10.2	Guarantee between Ocwen Financial Corporation and OneWest Bank, FSB dated as of June 13, 2013 (1)

11.1	Computation of earnings per share (7)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

(1)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on June 13, 2013.
(2)	Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-1 (File No. 333-5153) as amended, declared effective by the SEC on September 25, 1996.
(3)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(4)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed with the SEC on January 6, 2011.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the SEC on May 10, 2013.
(6)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on April 18, 2013.
(7)	Incorporated by reference from Note 20 – Basic and Diluted Earnings per Share to the unaudited Consolidated Financial Statements.
69

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCWEN FINANCIAL CORPORATION

Date:	August 5, 2013	By: /s/ John V. Britti
John V. Britti
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as its principal financial officer)
70