Form 10-Q
period 2013-09-30
OCWEN FINANCIAL CORP
filed 2013-11-05
CIK 873860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Yes ☐ No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of October 31, 2013: 135,822,932 shares.

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

These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from expected results. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and the following:

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(Dollars in thousands, except share data)

	September 30, 2013	December 31, 2012
Assets
Cash	$357,486	$220,130
Loans held for sale, at fair value	335,102	426,480
Advances	946,287	184,463
Match funded advances	533,725	3,049,244
Mortgage servicing rights, at amortized cost	1,736,943	678,937
Mortgage servicing rights, at fair value	96,938	85,213
Receivables, net	223,404	137,713
Deferred tax assets, net	93,343	92,136
Goodwill and intangibles	407,620	412,866
Premises and equipment, net	56,837	33,247
Debt service accounts	45,462	88,748
Other assets	478,533	273,578
Total assets	$5,311,680	$5,682,755

Liabilities, Mezzanine Equity and Stockholders’ Equity Liabilities
Match funded liabilities	$363,012	$2,532,745
Other borrowings	2,592,591	1,096,679
Other liabilities	554,708	288,537
Total liabilities	3,510,311	3,917,961

Commitments and Contingencies (Note 25)

Mezzanine Equity
Series A Perpetual Convertible Preferred stock, $.01 par value; 200,000 shares authorized; 62,000 and 162,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively; redemption value $62,000 plus accrued and unpaid dividends at September 30, 2013	59,945	153,372

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 135,822,932 and 135,637,932 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,358	1,356
Additional paid-in capital	864,723	911,942
Retained earnings	882,412	704,565
Accumulated other comprehensive loss, net of income taxes	(7,069)	(6,441)
Total stockholders’ equity	1,741,424	1,611,422
Total liabilities, mezzanine equity and stockholders’ equity	$5,311,680	$5,682,755

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Dollars in thousands, except per share data)

	Three Months		Nine Months
For the Periods Ended September 30,	2013	2012	2013	2012
Revenue
Servicing and subservicing fees	$483,267	$223,011	$1,333,392	$578,435
Gain on loans held for sale, net	28,262	—	72,912	—
Other revenues	19,711	9,689	76,014	30,178
Total revenue	531,240	232,700	1,482,318	608,613

Operating expenses
Compensation and benefits	118,054	29,759	330,679	90,546
Amortization of servicing rights	79,183	20,150	197,435	53,561
Servicing and origination	34,236	9,838	89,740	18,988
Technology and communications	38,809	11,608	102,698	31,999
Professional services	19,090	5,241	99,228	19,743
Occupancy and equipment	30,786	10,899	74,631	36,484
Other operating expenses	26,102	5,298	66,007	13,489
Total operating expenses	346,260	92,793	960,418	264,810

Income from operations	184,980	139,907	521,900	343,803

Other income (expense)
Interest income	5,379	2,084	17,330	6,434
Interest expense	(110,055)	(58,417)	(303,339)	(163,660)
Gain (loss) on debt redemption	1,282	(653)	(12,556)	(653)
Other, net	(5,311)	(2,175)	(8,215)	(4,895)
Other expense, net	(108,705)	(59,161)	(306,780)	(162,774)

Income before income taxes	76,275	80,746	215,120	181,029
Income tax expense	9,273	29,346	26,250	65,447
Net income	67,002	51,400	188,870	115,582
Preferred stock dividends	(1,446)	—	(4,450)	—
Deemed dividend related to beneficial conversion feature of preferred stock	(4,401)	—	(6,573)	—
Net income attributable to Ocwen common stockholders	$61,155	$51,400	$177,847	$115,582

Earnings per share attributable to Ocwen common stockholders
Basic	$0.45	$0.38	$1.31	$0.87
Diluted	$0.44	$0.37	$1.27	$0.84

Weighted average common shares outstanding
Basic	135,787,834	134,928,486	135,705,892	133,483,354
Diluted	140,057,195	138,702,881	139,747,490	138,301,865

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(Dollars in thousands unless otherwise indicated)

	Three Months		Nine Months
For the Periods Ended September 30,	2013	2012	2013	2012

Net income	$67,002	$51,400	$188,870	$115,582

Other comprehensive income (loss), net of income taxes:

Unrealized foreign currency translation income (loss) arising during the period	30	(1)	707	(1)

Change in deferred loss on cash flow hedges arising during the period (1)	—	(1,743)	(7,537)	(5,476)
Reclassification adjustment for losses on cash flow hedges included in net income (2)	4,714	1,947	6,198	6,749
Net change in deferred loss on cash flow hedges	4,714	204	(1,339)	1,273

Other	1	1	4	4

Total other comprehensive income, net of income taxes	4,745	204	(628)	1,276
Comprehensive income	$71,747	$51,604	$188,242	$116,858

(1)	Net of income tax benefit of $0.9 million for the three months ended September 30, 2012 and $4.8 million and $3.1 million for the nine months ended September 30, 2013 and 2012, respectively.
(2)	Net of income tax expense of $3.1 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $3.9 million and $3.8 million for the nine months ended September 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Loss,
	Shares	Amount	Capital	Earnings	Net of Taxes	Total

Balance at December 31, 2012	135,637,932	$1,356	$911,942	$704,565	$(6,441)	$1,611,422
Net income	—	—	—	188,870	—	188,870
Preferred stock dividends ($27.92 per share)	—	—	—	(4,450)	—	(4,450)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(6,573)	—	(6,573)
Conversion of Series A preferred stock	3,145,640	31	99,969	—	—	100,000
Repurchase of common stock	(3,145,640)	(31)	(157,849)	—	—	(157,880)
Exercise of common stock options	172,969	2	(188)	—	—	(186)
Equity-based compensation	12,031	—	10,849	—	—	10,849
Other comprehensive loss, net of income taxes	—	—	—	—	(628)	(628)
Balance at September 30, 2013	135,822,932	$1,358	$864,723	$882,412	$(7,069)	$1,741,424

Balance at December 31, 2011	129,899,288	$1,299	$826,121	$523,787	$(7,896)	$1,343,311
Net income	—	—	—	115,582	—	115,582
Conversion of 3.25% Convertible Notes	4,635,159	46	56,364	—	—	56,410
Exercise of common stock options	462,041	5	2,058	—	—	2,063
Equity-based compensation	8,877	—	4,572	—	—	4,572
Other comprehensive income, net of income taxes	—	—	—	—	1,276	1,276
Balance at September 30, 2012	135,005,365	$1,350	$889,115	$639,369	$(6,620)	$1,523,214

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

For the Nine Months Ended September 30,	2013	2012
Cash flows from operating activities
Net income	$188,870	$115,582
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of mortgage servicing rights	197,435	53,561
Amortization of debt discount	1,082	2,679
Amortization of debt issuance costs – senior secured term loans	3,264	3,050
Depreciation	17,153	3,896
Gain on sales of loans	(72,912)	—
Realized and unrealized losses on derivative financial instruments, net	12,896	3,900
Loss on extinguishment of debt	12,556	653
Origination and purchase of loans held for sale	(7,072,260)	—
Proceeds from sale and collection of loans held for sale	7,006,883	1,136
Changes in assets and liabilities:
Decrease in advances and match funded advances	424,008	1,213,917
Decrease in receivables and other assets, net	265,554	3,184
Increase in servicer liabilities	13,046	14,474
Increase in other liabilities	14,737	7,911
Other, net	8,143	10,208
Net cash provided by operating activities	1,020,455	1,434,151
Cash flows from investing activities
Cash paid to acquire ResCap Servicing Operations (a component of Residential Capital, LLC)	(2,260,830)	—
Cash paid to acquire Liberty Home Equity Solutions, Inc.	(26,568)	—
Purchase of mortgage servicing rights, net	(676,750)	(175,508)
Acquisition of advances in connection with the purchase of mortgage servicing rights	(445,478)	(1,914,687)
Origination of loans held for investment	(274,081)	—
Principal payments received on loans held for investment	2,164	—
Proceeds from sale of MSRs	21,511	—
Proceeds from sale of advance financing subsidiary and special purpose entity	—	76,334
Proceeds from sale of match funded advances	3,492,489	1,084,309
Proceeds from sale of diversified fee businesses to Altisource Portfolio Solutions, S.A.	215,700	—
Net cash acquired in acquisition of Correspondent One S.A.	22,108	—
Distributions of capital from unconsolidated entities	1,300	2,839
Additions to premises and equipment	(24,475)	(16,596)
Purchase of real estate	—	(6,501)
Other	2,947	5,009
Net cash provided by (used in) investing activities	50,037	(944,801)
Cash flows from financing activities
Net repayment of match funded liabilities	(2,169,732)	(352,963)
Proceeds from other borrowings	7,935,374	29,784
Repayment of other borrowings	(7,182,275)	(191,238)
Payment of debt issuance costs – senior secured term loan	(25,547)	—
Proceeds from sale of mortgage servicing rights accounted for as a financing	404,509	184,205
Proceeds from sale of loans accounted for as a financing	272,652	—
Redemption of 10.875% Capital Securities	—	(26,829)
Repurchase of common stock	(157,880)	—
Proceeds from exercise of common stock options	947	1,969
Payment of preferred stock dividends	(4,534)	—
Other	(6,650)	(8,009)
Net cash used in financing activities	(933,136)	(363,081)
Net increase in cash	137,356	126,269
Cash at beginning of period	220,130	144,234
Cash at end of period	$357,486	$270,503

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollars in thousands)

For the Nine Months Ended September 30,	2013	2012
Supplemental non-cash investing and financing activities
Conversion of Series A preferred stock to common stock	$100,000		$—
Conversion of 3.25% Convertible Notes to common stock	—		56,410

Supplemental business acquisition information – ResCap Servicing Operations
Fair value of assets acquired
Advances	$(1,722,379)		$—
Mortgage servicing rights	(391,853)		—
Premises and equipment	(16,423)		—
Goodwill	(201,810)		—
Receivables and other assets	(2,989)		—
	(2,335,454)		—
Fair value of liabilities assumed
Accrued expenses and other liabilities	74,624		—
Total consideration	(2,260,830)		—
Amount due to seller for purchase price adjustments	—		—
Cash paid	(2,260,830)		—
Less cash acquired	—		—
Net cash paid	$(2,260,830)	$

(1)	See Note 4 – Business Acquisitions for additional information regarding the acquisitions of Liberty Home Equity Solutions, Inc. and Correspondent One S.A. and Note 9 – Mortgage Servicing for additional information regarding the acquisition of mortgage servicing rights from Ally Bank and OneWest Bank.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Dollars in thousands, except per share data or if otherwise indicated)

Note 1	Description of Business, Basis of Presentation and Significant Accounting Policies

Organization

Ocwen Financial Corporation (NYSE: OCN) (Ocwen, OCN, “we”, or “us”) is a financial services holding company which, through its subsidiaries, is engaged in the servicing and origination of mortgage loans. Ocwen is headquartered in Atlanta, Georgia with offices throughout the United States and in the United States Virgin Islands (USVI) with support operations in India and Uruguay. Ocwen is a Florida corporation organized in February 1988. Ocwen owned all of the common stock of one of its primary operating subsidiaries, Ocwen Mortgage Servicing, Inc. (OMS), and directly or indirectly owned all of the outstanding stock of its other primary operating subsidiaries: Ocwen Loan Servicing, LLC (OLS), Ocwen Financial Solutions Private Limited, Homeward Residential, Inc. (Homeward) and Liberty Home Equity Solutions, Inc. (Liberty) (formerly known as Genworth Financial Home Equity Access, Inc.).

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

We originate, purchase, sell and securitize prime forward and reverse mortgages. These loans are insured or guaranteed by the Federal Housing Authority (FHA) or the Department of Veterans Affairs (VA) or conform to the underwriting standards of Fannie Mae or Freddie Mac. The GSEs guarantee these securitizations.

We are actively engaged in identifying and completing asset and other acquisitions in connection with our growth strategy. This could involve the acquisition of domestic and international servicing and/or origination platforms or related assets. See Note 4 – Business Acquisitions for additional information.

On June 13, 2013, OLS entered into a mortgage servicing rights purchase and sale agreement (Purchase Agreement) with OneWest Bank, FSB, a federal savings bank (the Seller), pursuant to which OLS agreed to purchase MSRs and related servicing advance receivables (the OneWest MSR Transaction).  No operations, entities or other assets were acquired in the transaction. Contemporaneously with the execution of the Purchase Agreement, Ocwen executed a guarantee pursuant to which it agreed to guarantee the obligations and performance of OLS under the Purchase Agreement. As part of the OneWest MSR Transaction, each of the Seller and OLS have agreed to indemnification provisions for the benefit of the other party.

The OneWest MSR Transaction is closing in stages, and we expect that the majority of loans will be boarded onto our primary servicing platform by December 31, 2013. The GSE loans were boarded during August and September, and we expect to board the majority of the private label securities in November. Each closing is subject to, among other things, receipt of certain investor and third party consents and customary closing conditions. In the event that all of the closings have not been completed by January 31, 2014, the unsettled component of the transaction would be subject to termination in accordance with the terms of the Purchase Agreement.

On various dates beginning on April 1, 2013 and continuing through August 31, 2013, the date on which our purchase obligation terminated, we completed the acquisition of Fannie Mae and Freddie Mac MSRs and related advances from Ally Bank (Ally MSR Transaction), a wholly-owned subsidiary of Ally Financial Inc. (Ally), the indirect parent of Residential Capital, LLC (ResCap). Prior to the closing, we subserviced the related MSRs on behalf of Ally Bank. We assumed certain origination representation and warranty obligations in connection with the Ally MSR Transaction. No operations, entities or other assets were acquired in the transaction.

On April 1, 2013, we completed the acquisition of Liberty (the Liberty Acquisition) through a stock purchase agreement. Liberty is engaged in the origination, purchase, sale and securitization of reverse mortgage loans, both retail and wholesale.

On February 15, 2013, we completed the acquisition of certain assets and operations of ResCap in connection with the asset sale by ResCap and certain of its subsidiaries pursuant to a plan under Chapter 11 of the Bankruptcy Code (the ResCap Acquisition). We purchased MSRs related to private label, Freddie Mac and Ginnie Mae residential forward mortgage loans and certain master and subservicing agreements. The ResCap Acquisition included advances and elements of the servicing platform related to the acquired MSRs. Under the terms of the ResCap Acquisition, we are obligated to acquire certain servicing rights and subservicing agreements that were not settled as part of the initial closing on February 15, 2013 as a result of objections raised in connection with the sale. We completed subsequent settlements as objections were resolved on July 1 and September 1, 2013. We expect to have additional settlements through December 31, 2013 in connection with the ResCap Acquisition.

On December 27, 2012, we completed the merger by and among Ocwen, O&H Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Ocwen, Homeward Residential Holdings, Inc. (Homeward Holding) and WL Ross & Co. LLC, a Delaware limited liability company as shareholder representative. Pursuant to the merger, O&H Acquisition Corp. merged with and into Homeward Holding with Homeward Holding continuing as the surviving corporation and becoming a wholly-owned subsidiary of Ocwen (the Homeward Acquisition). Homeward primarily engages in the origination, purchase, sale and securitization of prime loans and the servicing of residential forward mortgage loans.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2013. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Reclassification

Within the revenue section of the Consolidated Statement of Operations for the three and nine months ended September 30, 2012, we reclassified Process management fees of $8.9 million and $27.6 million to Other revenues. In addition, certain other insignificant amounts in the Consolidated Statements of Operations and Cash Flows for prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on our consolidated financial position, cash flows or results of operations.

Significant Accounting Policies

Transfers of Financial Assets

We securitize, sell and service forward and reverse residential mortgage loans. Securitization transactions typically involve the use of VIEs and are accounted for either as sales or as secured financings. We typically retain economic interests in the securitized assets in the form of servicing rights and obligations. In order to efficiently finance our assets and operations and create liquidity, we may sell servicing advances, MSRs and the right to receive servicing fees, excluding ancillary income, relating to certain of our MSRs (Rights to MSRs).

In order to determine whether or not a VIE is required to be consolidated, we consider our ongoing involvement with the VIE. In circumstances where we have both the power to direct the activities that most significantly impact the VIEs performance and the obligation to absorb losses or the right to receive benefits that could be significant, we would conclude that we would consolidate the entity, which precludes us from recording an accounting sale in connection with the transfer of the financial assets. In the case of a consolidated VIE, we continue to record the underlying residential mortgage loans or servicing advances, and we record the securitized debt on our consolidated balance sheet.

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

In the case of transfers of MSRs and Rights to MSRs where we retain the right to subservice, we defer the related gain or loss and amortize the balance over the life of the subservicing agreement.

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
b.	Any additional amount the reporting entity expects to pay on behalf of its co-obligors.

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

ASU 2013-10 (ASC 815, Derivatives and Hedging): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). On July 17, 2013, the FASB issued ASU 2013-10, which permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815, in addition to interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The ASU also removes the restriction on using different benchmark rates for similar hedges. The ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Because we terminated our remaining interest rate swap agreements on May 31, 2013, our adoption of this standard did not have a material impact on our consolidated financial condition or results of operations.

ASU 2013-11 (ASC 740, Income Taxes): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). On July 18, 2013, the FASB issued ASU 2013-11, which clarifies that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.

The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We are currently evaluating the effect of adopting this standard effective January 1, 2014, but we do not anticipate that our adoption will have a material impact on our consolidated financial condition or results of operations.

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

We elected to measure loans held for sale at fair value. We report interest income on loans held for sale in other income (expense). We report the gain or loss on the transfer of the loans held for sale in Gain on loans held for sale, net in the Consolidated Statements of Operations. We also include in Gain on loans held for sale, net changes in fair value of loans and the gain or loss on the related derivatives. See Note 19 – Derivative Financial Instruments and Hedging Activities for information on these derivative financial instruments. We include all changes in loans held for sale and related derivative balances in operating activities in the Consolidated Statements of Cash Flows.

The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding during the periods ended September 30, 2013:

	Three Months	Nine Months
Proceeds received from securitizations	$1,776,309	$6,240,459
Servicing fees collected	6,317	13,125
Purchases of previously transferred assets, net of claims reimbursed	(358)	(358)
	$1,782,268	$6,253,226

In connection with these transfers, we recorded MSRs of $16.3 million and $63.2 million for the three and nine months ended September 30, 2013. We initially record the MSRs at fair value and subsequently account for them at amortized cost. See Note 9 – Mortgage Servicing for information relating to MSRs.

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

The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained since the Homeward Acquisition as well as our maximum exposure to loss including the unpaid principal balance of the transferred loans:

	September 30, 2013	December 31, 2012
Carrying value of assets:
Mortgage servicing rights, at amortized cost	$53,562	$—
Mortgage servicing rights, at fair value	2,751	2,908
Advances and match funded advances	16,254	—
Unpaid principal balance of loans transferred (1)	6,125,869	238,010
Maximum exposure to loss	$6,198,436	$240,918
(1)	The UPB of the loans transferred is the maximum exposure to loss under our standard representations and warranties obligations.
13

At September 30, 2013, only 1.0% of the transferred residential loans that we serviced were 60 days or more past due. During the three and nine months ended September 30, 2013, there were no charge-offs, net of recoveries, associated with these transferred loans.

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

We have elected to measure the HECMS and HMBS-related borrowings at fair value. The changes in fair value of the HECMs and HMBS-related borrowings are included in other revenues in our Consolidated Statement of Operations. Included in net fair value gains on the HECMs and related HMBS borrowings are the interest income that we expect to be collected on the HECMs and the interest expense that we expect to be paid on the HMBS-related borrowings. We report originations and payments of HECMs in investing activities in the Consolidated Statements of Cash Flows. We report net fair value gains on HECMs and the related HMBS borrowings as an adjustment to the net cash provided by or used in operating activities in the Consolidated Statements of Cash Flows. Proceeds from securitizations of HECMs and payments on HMBS-related borrowings are included in financing activities in the Consolidated Statements of Cash Flows.

We had HMBS-related borrowings of $284.3 million and $290.9 million of HECMs pledged as collateral to the pools at September 30, 2013.

Financings of Advances on Loans Serviced for Others

Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We consolidate these SPEs because the transfers do not qualify for sales accounting treatment or because Ocwen is the primary beneficiary of the SPE.

These SPEs issue debt supported by collections on the transferred advances. We made these transfers under the terms of our advance facility agreements. We classify the transferred advances on our Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by these entities can look only to the assets of the SPE for satisfaction of the debt and have no recourse against Ocwen. However, Ocwen and OLS have guaranteed the payment of the obligations under the securitization documents of one of the entities. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period in December 2014. The entity to which this guarantee applies had $37.6 million of notes outstanding at September 30, 2013. Ocwen and OLS had previously guaranteed the payment of obligations under the securitization documents of one additional entity; however, in July 2013, the notes outstanding under this facility were repaid, and the facility was terminated. The assets and liabilities of the advance financing SPEs are comprised solely of Match funded advances, Debt service accounts, Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation.

See Note 8 – Match Funded Advances, Note 12 – Debt Service Accounts and Note 14 – Match Funded Liabilities for additional information.

Note 3	Transfers of Financial Assets

In order to efficiently finance our assets and operations and create liquidity, we periodically sell MSRs, Rights to MSRs and servicing advances to market participants, including Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiary, HLSS Holdings, LLC (collectively HLSS). We typically retain the right to subservice loans when we sell MSRs and rights to MSRs. To the extent applicable, HLSS may also acquire advance SPEs and the related match funded liabilities (together with the purchase of Rights to MSRs and servicing advances, the HLSS Transactions). During the nine months ended September 30, 2013 and 2012, we completed HLSS Transactions relating to the Rights to MSRs for $109.8 billion and $48.2 billion of UPB, respectively.

As part of the HLSS Transactions, we retain legal ownership of the MSRs and continue to service the related mortgage loans. We are obligated to transfer legal ownership of the MSRs to HLSS upon obtaining all required third party consents. At that time, we would subservice the MSRs pursuant to our subservicing agreement, as amended, with HLSS. See Note 23 – Related Party Transactions for additional information.

The following table provides a summary of the assets and liabilities sold to HLSS in connection with the HLSS Transactions during the nine months ended September 30:

	2013	2012
Sale of MSRs accounted for as a financing	$388,472	$184,269

Sale of match funded advances	3,489,907	1,088,505

Sale of advance SPEs:
Match funded advances	—	413,374
Debt service account	—	14,786
Prepaid lender fees and debt issuance costs	—	5,422
Other prepaid expenses	—	1,928
Match funded liabilities	—	(358,335)
Accrued interest payable and other accrued expenses	—	(841)
Net assets of advance SPEs	—	76,334
Sales price, as adjusted	3,878,379	1,349,108
Amount due to (from) HLSS for post-closing adjustments at September 30	—	(4,260)
	3,878,379	1,344,848
Amount received from (paid to) HLSS as settlement of post-closing adjustments outstanding at the end of the previous year	1,410	—
Total cash received	$3,879,789	$1,344,848

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

The related advance sales meet the requirements for sale accounting under GAAP. When HLSS acquired advance SPEs from Ocwen, we derecognized the consolidated assets and liabilities of the Advance SPEs at the time of the sale. In subsequent sales of advances, HLSS acquired the advances directly and the transferred financial assets were accounted for as a sale and were derecognized from our financial statements. We have also evaluated our relationship with the financing SPEs to which HLSS has transferred the servicing advances that it has acquired from us and have determined that we are not required to consolidate these SPEs.

Note 4	Business Acquisitions

We completed the Liberty, Correspondent One S.A. (Correspondent One), ResCap and Homeward acquisitions as part of our ongoing strategy to expand our residential origination and servicing businesses. We accounted for these transactions using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. In a business combination, the initial allocation of the purchase price is considered preliminary and, therefore, subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business.

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

The ResCap acquisition was treated as an asset acquisition for U.S. tax purposes. We expect the opening tax basis for the acquired assets and liabilities to be the fair value as shown in the purchase price allocation table below. We expect MSRs and goodwill to be treated as intangible assets acquired in connection with the purchase of a trade or business and, as such, amortized over 15 years for U.S. tax purposes. The acquisitions of Liberty and Homeward were treated as stock purchases for U.S. tax purposes.

Purchase Price Allocation

The following table summarizes the fair values of assets acquired and liabilities assumed as part of the ResCap and Homeward Acquisitions:

	ResCap				Homeward
Purchase Price Allocation	March 31, 2013	Adjustments	Revised		December 31, 2012	Adjustments	Revised
Cash	$—	$—	$—		$79,511	$—	$79,511
Loans held for sale	—	—	—		558,721	—	558,721
MSRs (2)	393,891	(2,038)	391,853	(1)	358,119	2,225	360,344
Advances and match funded advances (2)	1,622,348	100,031	1,722,379	(1)	2,266,882	—	2,266,882	(1)
Deferred tax assets	—	—	—		47,346	—	47,346	(1)
Premises and equipment	22,398	(5,975)	16,423	(1)	16,803	(4,288)	12,515	(1)
Debt service accounts	—	—	—		69,287	—	69,287
Investment in unconsolidated entities	—	—	—		5,485	—	5,485	(1)
Receivables and other assets (3)	2,989	—	2,989		56,886	(29,746)	27,140
Match funded liabilities	—	—	—		(1,997,459)	—	(1,997,459)
Other borrowings	—	—	—		(864,969)	—	(864,969)
Other liabilities
Liability for indemnification obligations	(49,500)	—	(49,500)		(32,498)	—	(32,498	)(1)
Liability for certain foreclosure matters (4)	—	—	—		—	(13,602)	(13,602	)(1)
Accrued bonuses	—	—	—		(35,201)	—	(35,201)
Checks held for escheat	—	—	—		(16,418)	(35)	(16,453	)(1)
Other	(24,840)	(284)	(25,124)		(47,614)	2,763	(44,851	)(1)
Total identifiable net assets	1,967,286	91,734	2,059,020		464,881	(42,683)	422,198
Goodwill	204,743	(2,933)	201,810	(1)	300,843	41,783	342,626	(1)
Total consideration	$2,172,029	$88,801	$2,260,830		$765,724	$(900)	$764,824
(1)	Initial fair value estimate.
(2)	As of the acquisition date, the purchase of MSRs with a UPB of $9.0 billion from ResCap was not complete pending the receipt of certain consents and court approvals. During the third quarter we obtained the required consents and approvals for a portion of these MSRs and paid an additional purchase price of $93.3 million to acquire the MSRs and related advances. The purchase price allocation has been revised to include the resulting adjustments to MSRs, advances and goodwill. We anticipate there will be additional settlements in connection with the ResCap Acquisition in the fourth quarter of 2013.
(3)	The purchase price allocation has been revised to include a $29.7 million income tax liability, with an offsetting increase to goodwill.
(4)	See Note 16 - Other Liabilities.

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
16

●	Underlying information such as unpaid principal balance (UPB) and other loan level details have not yet been boarded and reconciled onto our servicing platform, and therefore, we have not been able to fully validate and reconcile certain asset and liability balances correlated with UPB data.

Because the measurement period is still open, we expect that certain fair value estimates will change once we receive all information necessary to make a final fair value assessment. Any measurement period adjustments that we identify and determine to be material will be applied retrospectively to the period of acquisition, and depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected. We have adjusted the initial purchase price and purchase price allocations related to the Homeward and ResCap Acquisitions as indicated in the table above. These measurement period adjustments were applied retrospectively to the period of acquisition. The December 31, 2012 Consolidated Balance Sheet has been revised to reflect the adjustments attributable to the Homeward Acquisition. None of the adjustments had a material effect on earnings.

ResCap Acquisition

We completed the ResCap Acquisition on February 15, 2013. We acquired MSRs to “private label,” Freddie Mac and Ginnie Mae loans with a UPB of $103.8 billion and master servicing agreements with a UPB of $40.7 billion. We also assumed subservicing contracts with a UPB of $26.3 billion, including $9.0 billion we agreed to subservice on behalf of ResCap until we obtain certain consents and court approvals. We purchase these MSRs and assume the subservicing contracts from ResCap when such consents and approvals are obtained. As disclosed above, we completed the purchase of certain of these MSRs during the third quarter. We also acquired certain diversified fee-based business operations that included recovery, title and closing services.

To finance the ResCap Acquisition, we deployed $840.0 million from the proceeds of a new $1.3 billion senior secured term loan (SSTL) facility and borrowed an additional $1.2 billion pursuant to two new servicing advance facilities and one existing facility. We settled the third quarter closings from operating cash. Ocwen assumed certain limited liabilities as part of the transaction, including certain employee liabilities and certain business payables outstanding at the closing date. Under the agreement with ResCap, Ocwen generally did not assume any contingent obligations, including pending or threatened litigation, financial obligations in connection with any settlements, orders or similar agreements entered into by ResCap or obligations in connection with any representations or warranties associated with loans previously sold by ResCap except for litigation that may arise in the ordinary course of servicing mortgage loans relating to servicing agreements assumed by Ocwen. Ocwen assumed all liabilities related to servicing loans that are guaranteed by Ginnie Mae, whether arising prior to or after the closing date.

On April 12, 2013 in connection with the sale to Altisource Portfolio Solutions, S.A. (Altisource) of the diversified fee-based business acquired in connection with the ResCap Acquisition, Ocwen agreed to establish additional terms related to existing servicing arrangements between Altisource and Ocwen for mortgage servicing assets acquired from ResCap. The cash consideration paid by Altisource to Ocwen under the Agreement totaled $128.8 million. At the time of the closing, we derecognized goodwill of $128.8 million associated with the diversified fee-based business sold to Altisource. There were no other significant assets or liabilities associated with this business. See Note 22 – Business Segment Reporting for a discussion of the additional terms of the servicing arrangements.

Post-Acquisition Results of Operations

The following table presents the revenue and earnings of the ResCap Business operations that are included in our unaudited Consolidated Statements of Operations from the acquisition date of February 15, 2013 through September 30, 2013:

For the Periods Ended September 30, 2013:	Three Months	Nine Months
Revenues	$212,164	$508,589
Net income	$8,230	$81,362

Pro Forma Results of Operations

The following table presents supplemental pro forma information for Ocwen as if the ResCap Acquisition occurred on January 1, 2012. Pro forma adjustments include:

●	conforming servicing revenues to the revenue recognition policies followed by Ocwen;
●	conforming the accounting for MSRs to the valuation and amortization policies of Ocwen;
●	adjusting interest expense to eliminate the pre-acquisition interest expense of ResCap and to recognize interest expense as if the acquisition-related debt of Ocwen had been outstanding at January 1, 2012; and
17

●	reporting acquisition-related charges for professional services as if they had been incurred in 2012 rather than 2013.
For the Periods Ended September 30:	Three Months	Nine Months
	2012	2013	2012
Revenues	$374,751	$1,530,055	$1,027,102
Net income	$2,696	$205,062	$21,921

Homeward Acquisition

We completed the Homeward Acquisition on December 27, 2012. We acquired the MSRs and subservicing for approximately 421,000 residential mortgage loans with a UPB of $77.0 billion. We also acquired Homeward’s loan origination platform and its diversified fee-based businesses, including property valuation, REO management, title, closing and advisory services. On March 29, 2013, Ocwen sold the Homeward diversified fee-based businesses to Altisource Solutions S.à r.l. and Altisource Portfolio Solutions, Inc., wholly-owned subsidiaries of Altisource, for an aggregate purchase price of $87.0 million in cash. Ocwen sold its investment in two subsidiaries of Homeward, Beltline Road Insurance Agency, Inc. and Power Default Services, Inc. As part of this transaction, Ocwen also agreed to sell certain designated assets used or usable in the business conducted by another Homeward subsidiary, Power Valuation Services, Inc., as well as certain designated intellectual property and information technology assets that are used or usable in the business conducted by the acquired subsidiaries or by Powerline Valuation Services, Inc. Altisource also assumed certain liabilities of the diversified fee-based business. The carrying value of the net assets sold, including allocated goodwill, approximated the sales price. The assets sold consisted of receivables and other assets of $9.4 million. The liabilities assumed by Altisource of $4.0 million consisted principally of deferred revenue. At the time of the sale, we derecognized goodwill of $81.6 million associated with the sold business. In connection with this transaction, Ocwen entered into amendments to certain of its services and intellectual property agreements with Altisource. See Note 23 – Related Party Transactions for a discussion of these amendments.

Pro Forma Results of Operations

The following table presents supplemental pro forma information for Ocwen as if the acquisition of Homeward occurred on January 1, 2011. Pro forma adjustments include:

●	conforming servicing revenues to the revenue recognition policy followed by Ocwen;
●	conforming the accounting for MSRs to the valuation and amortization policies of Ocwen;
●	reversing depreciation recognized by Homeward and reporting depreciation based on the estimated fair values and remaining lives of the acquired premises and equipment at the date of acquisition;
●	adjusting interest expense to eliminate the pre-acquisition interest expense of Homeward and to recognize interest expense as if the acquisition-related debt of Ocwen had been outstanding at January 1, 2011; and
●	reporting acquisition-related charges for professional services as if they had been incurred in 2011 rather than 2012.
For the Periods Ended September 30, 2012:	Three Months	Nine Months
Revenues	$346,037	$949,587
Net income	$57,013	$133,821

Other Acquisitions

Correspondent One

On March 31, 2013, we increased our ownership in Correspondent One, an entity formed with Altisource in March 2011, from 49% to 100%. We acquired the shares of Correspondent One held by Altisource (49% interest) for $12.6 million and acquired the remaining shares held by an unrelated entity for $0.9 million. We accounted for this transaction as an acquisition and recognized the assets acquired and liabilities assumed at their fair values as of the acquisition date. The acquired net assets were $26.3 million and consisted primarily of cash ($23.0 million) and residential mortgage loans ($1.1 million). We remeasured our previously held investment, which we accounted for using the equity method, at fair value and recognized a loss of $0.4 million. We also recognized goodwill of $0.1 million. We began including the accounts of Correspondent One in our consolidated financial statements effective on the date of acquisition and have eliminated our investment in consolidation. Correspondent One facilitates the purchase of conforming and government-guaranteed residential mortgages from approved mortgage originators and resells the mortgages to secondary market investors. Correspondent One is not material to our financial condition, results of operations or cash flows.

18

Liberty

On April 1, 2013, we completed the Liberty Acquisition for $22.0 million in cash. In addition, and as part of the closing, Ocwen repaid Liberty’s $9.1 million existing outstanding debt to the sellers. We acquired approximately 420 reverse mortgage loans with a UPB of $55.2 million. We also acquired Liberty’s reverse mortgage origination platform. The acquired net assets were $31.1 million and consisted primarily of residential reverse mortgage loans ($60.0 million), receivables ($11.2 million), loans held for investment ($10.3 million), intangible assets ($3.2 million) and cash ($4.6 million) less amounts due under warehouse facilities ($46.3 million) and HMBS-related borrowings ($10.2 million). We did not recognize any goodwill in connection with this acquisition. The acquisition of Liberty did not have a material effect on our financial condition, results of operations or cash flows.

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

Level 3: Unobservable inputs for the asset or liability.

We classify assets in their entirety based on the lowest level of input that is significant to the fair value measurement.

The carrying amounts and the estimated fair values of our financial instruments and our nonfinancial assets measured at fair value are as follows:

		September 30, 2013		December 31, 2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale, at fair value (1)	2	$335,102	$335,102	$426,480	$426,480
Loans held for sale, at lower of cost or fair value (2)	3	86,753	86,753	82,866	82,866
Loans – restricted for securitization investors, at fair value (1)	3	290,853	290,853	—	—
Advances and match funded advances (3)	3	1,480,012	1,480,012	3,233,707	3,233,707
Receivables, net (3)	3	223,404	223,404	137,713	137,713

Financial liabilities:
Match funded liabilities (3)	3	$363,012	$363,012	$2,532,745	$2,533,278
Other borrowings:
Senior secured term loan (3)	3	1,287,821	1,278,273	305,997	310,822
Secured borrowings – owed to securitization investors, at fair value (1)	3	284,276	284,276	—	—
Other (3)	3	1,020,494	1,020,494	790,682	790,682
Total Other borrowings		2,592,591	2,583,043	1,096,679	1,101,504

Derivative financial instruments (1):
Interest rate lock commitments (IRLCs)	2	$13,491	$13,491	$5,781	$5,781
Interest rate swaps	3	—	—	(10,836)	(10,836)
Forward MBS trades	1	(12,185)	(12,185)	(1,719)	(1,719)
U.S. Treasury futures	1	—	—	(1,258)	(1,258)
Interest rate caps	3	—	—	168	168

MSRs, at fair value (1)	3	$96,938	$96,938	$85,213	$85,213
(1)	Measured at fair value on a recurring basis.
(2)	Measured at fair value on a non-recurring basis.
(3)	Disclosed, but not carried, at fair value.
19

The following tables present a reconciliation of the changes in fair value of Level 3 assets that we measure at fair value on a recurring basis:

	Loans – restricted for securitization investors	Secured borrowings – owed to securitization investors	Derivative Financial Instruments	MSRs at Fair Value	Total

Three Months Ended September 30, 2013:
Beginning balance	$76,649	$(73,641)	$176	$97,163	$100,347

Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	211,052	(206,714)	—	—	4,338
Sales	—	—	—	—	—
Settlements	(1,293)	1,021	(176)	—	(448)
	209,759	(205,693)	(176)	—	3,890

Total realized and unrealized gains and (losses) (1):
Included in Other, net	4,445	(4,942)	—	(225)	(722)
Included in Other comprehensive income (loss)	—	—	—	—	—
	4,445	(4,942)	—	(225)	(722)

Transfers in and / or out of Level 3	—	—	—	—	—
Ending balance	$290,853	$(284,276)	$—	$96,938	$103,515

Three Months Ended September 30, 2012:
Beginning balance	$—	$—	$(14,905)	$—	$(14,905)

Purchases, issuances, sales and settlements:
Settlements	—	—	102	—	102
	—	—	102	—	102

Total realized and unrealized gains and (losses) (1):
Included in Other, net	—	—	1,397	—	1,397
Included in Other comprehensive income (loss)	—	—	(2,688)	—	(2,688)
	—	—	(1,291)	—	(1,291)

Transfers in and / or out of Level 3	—	—	—	—	—
Ending balance	$—	$—	$(16,094)	$—	$(16,094)
20

	Loans – restricted for securitization investors	Secured borrowings – owed to securitization investors	Derivative Financial Instruments	MSRs at Fair Value	Total

Nine Months Ended September 30, 2013:
Beginning balance	$—	$—	$(10,668)	$85,213	$74,545

Purchases, issuances, sales and settlements:
Purchases	10,251	(10,179)	—	—	72
Issuances	274,081	(272,652)	—	—	1,429
Sales	—	—	24,156	—	24,156
Settlements	(2,164)	1,888	(1,242)	—	(1,518)
	282,168	(280,943)	22,914	—	24,139

Total realized and unrealized gains and (losses) (1):
Included in Other, net	8,685	(3,333)	117	11,725	17,194
Included in Other comprehensive income (loss)	—	—	(12,363)	—	(12,363)
	8,685	(3,333)	(12,246)	11,725	4,831

Transfers in and / or out of Level 3	—	—	—	—	—
Ending balance	$290,853	$(284,276)	$—	$96,938	$103,515

Nine Months Ended September 30, 2012:
Beginning balance	$—	$—	$(16,676)	$—	$(16,676)

Purchases, issuances, sales and settlements:
Settlements	—	—	2,524	—	2,524
	—	—	2,524	—	2,524

Total realized and unrealized gains and (losses) (1):
Included in Other, net	—	—	6,645	—	6,645
Included in Other comprehensive income (loss)	—	—	(8,587)	—	(8,587)
	—	—	(1,942)	—	(1,942)

Transfers in and / or out of Level 3	—	—	—	—	—
Ending balance	$—	$—	$(16,094)	$—	$(16,094)
(1)	For derivative financial instruments held at September 30, 2012, total net losses were $1.3 million and $7.7 million for the three and nine months ended September 30, 2012, respectively.

The methodologies that we use and key assumptions that we make to estimate the fair value of financial instruments and other assets and liabilities measured at fair value on a recurring or non-recurring basis are described below:

Loans Held for Sale

We originate and purchase residential forward and reverse mortgage loans that we intend to sell to the GSEs. We also own residential mortgage loans that are not eligible to be sold to the GSEs due to delinquency or other factors. Residential forward and reverse mortgage loans that we intend to sell to the GSEs are carried at fair value as a result of a fair value election. Such loans are subject to changes in fair value due to fluctuations in interest rates from the closing date through the date of the sale of the loan into the secondary market. These loans are classified within Level 2 of the valuation hierarchy as the primary component of the price is obtained from observable values of mortgage forwards for loans of similar terms and characteristics. We have the ability to access this market, and it is the market into which conforming mortgage loans are typically sold.

We report all other loans held for sale at the lower of cost or fair value. Current market illiquidity has reduced the availability of observable pricing data for certain of these loans. When we enter into an agreement to sell a loan or pool of loans to an investor at a set price, we value the loan or loans at the commitment price. We base the fair value of uncommitted loans on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows. Assumptions used in the valuation of performing loans include historical default rates, re-performance rates on defaulted loans, loss severity on defaulted loans, average resolution timeline, average coupon rate and a discount rate. Significant assumptions used in the valuation of nonperforming loans include the current market value of the underlying collateral based on third party sources such as appraisals or broker price opinions, resolution timeline, estimated foreclosure and disposition costs that are based on historical experience and a discount rate. The assumptions we used in the valuation of these performing and non-performing loans at September 30, 2013 have not changed significantly from those we used in the December 31, 2012 valuations.

We repurchase certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications and loan resolution activity as part of our servicing obligations. These are classified as loans held for sale at the lower of cost or fair value, in the case of modified loans, as we expect to redeliver (sell) the loans to new Ginnie Mae guaranteed securitizations.  The fair value of these loans is estimated using published forward Ginnie Mae prices.  Loans repurchased in connection with loan resolution activities are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.  Because these loans are insured or guaranteed by the FHA or VA, the fair value of these loans represents the net recovery value taking into consideration the insured or guaranteed claim.

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

The more significant assumptions used in the September 30, 2013 valuation of our Loans – Restricted for Securitization Investors include:

●	Life in years ranging from 2.97 to 23.52 (weighted average of 6.79);
●	Conditional repayment rate ranging from 4.80% to 38.40% (weighted average of 8.44%); and
●	Discount rate of 1.84%.

Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.

Mortgage Servicing Rights

Amortized Cost MSRs

We estimate the fair value of MSRs carried at amortized cost using a combination of internal models and data provided by third-party valuation experts. The most significant assumptions used in the valuation of MSRs are the speed at which mortgages prepay and delinquency experience. Other assumptions typically used in the valuation of MSRs are:

●	Cost of servicing

●	Discount rate

●	Interest rate used for computing the cost of financing servicing advances

●	Interest rate used for computing float earnings

●	Compensating interest expense

●	Collection rate of other ancillary fees

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

We estimate fair value using internal models and with the assistance of third-party valuation experts. Our internal models calculate the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. We derived prepayment speeds and delinquency assumptions from historical experience adjusted for prevailing market conditions. We utilize a discount rate provided by third-party valuation experts, and we consider external market-based assumptions in determining the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing.

Third-party valuation experts generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model, in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, including risk premiums and liquidity adjustments. The models and related assumptions used by the valuation experts are owned and managed by them and, in many cases, the significant inputs used in the valuation techniques are not reasonably available to us. However, we have an understanding of the processes and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts. We believe that the procedures executed by the valuation experts, combined with our internal verification and analytical procedures, provide assurance that the prices used in our consolidated financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.

The more significant assumptions used in the September 30, 2013 valuation of our MSRs carried at amortized cost include:

●	Prepayment speeds ranging from 7.39% to 19.23% (weighted average of 14.87%) depending on loan type;
●	Delinquency rates ranging from 6.55% to 29.42% (weighted average of 17.04%) depending on loan type;
●	Interest rate of 1-month LIBOR plus 3.75% for computing the cost of financing advances;
●	Interest rate of 1-month LIBOR for computing float earnings; and
●	Discount rates ranging from 11.33% to 17.13% (weighted average of 12.80%).

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

The primary assumptions used in the September 30, 2013 valuation include an 8.95% weighted average constant prepayment rate and a discount rate equal to 1-Month LIBOR plus 10.50%.

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

Secured Borrowings – Owed to Securitization Investors

We recognize the proceeds from the transfer of reverse mortgages as a secured borrowing that we account for at fair value. These borrowings are not actively traded and therefore quoted market prices are not available. We determine fair value by discounting the future principal and interest repayments over the estimated life of the borrowing at a market rate commensurate with the risk of the estimated cash flows. Significant assumptions include prepayments, discount rate and borrower mortality rates for reverse mortgages. The discount rate assumption for these liabilities is based on an assessment of current market yields for newly issued HMBS, expected duration and current market interest rates.

The more significant assumptions used in the September 30, 2013 valuation of our Secured Borrowings – Owed to Securitization Investors include:

●	Life in years ranging from 2.94 to 22.85 (weighted average of 6.15),
●	Conditional repayment rate ranging from 4.80% to 37.97% (weighted average of 8.44%) and
●	Discount rate of 1.17%.

Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.

Match Funded Liabilities and Other Borrowings

The carrying value of match funded liabilities and secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other match funded or secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. We estimate principal repayments of match funded liabilities during the amortization period based on our historical advance collection rates and taking into consideration any plans to refinance the notes. At September 30, 2013, the interest on all borrowings under match funded facilities was based on a variable rate adjusted regularly using a market index and therefore the carrying value approximates fair value. For the SSTL, we used a discount rate of 5.50% and the repayment schedule specified in the loan agreement to determine fair value.

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

See Note 19 – Derivative Financial Instruments and Hedging Activities for additional information regarding derivative financial instruments.

Note 6	Loans Held for Sale, at Fair Value

Loans held for sale, at fair value, represent residential forward and reverse mortgage loans originated or purchased and held until sold to secondary market investors, such as GSEs or other third party investors. The following table summarizes the activity in the balance of Loans held for sale during the nine months ended September 30, 2013:

Balance at December 31, 2012	$426,480
Originations and purchases (1)	5,988,501
Proceeds from sale	(6,033,785)
Loss on sale of loans (2)	(46,962)
Other	868
Balance at September 30, 2013	$335,102
(1)	Purchases include $60.0 million of reverse mortgages acquired in the Liberty Acquisition.
(2)	Includes gains of $14.5 million and $20.6 million recorded during the three and nine months ended September 30, 2013, respectively, to adjust Loans – Restricted for Securitization Investors to fair value.

The following table summarizes the activity in Gain on loans held for sale, net, during the periods ended September 30:

	Three Months		Nine Months
	2013	2012	2013	2012
Gain on sales of loans (1)	$4,622	$—	$36,156	$—
Change in fair value of IRLCs	18,912	—	5,918	—
Change in fair value of loans held for sale	14,362	—	1,452	—
Gain (loss) on hedge instruments	(9,408)	—	30,989	—
Other	(226)	—	(1,603)	—
	$28,262	$—	$72,912	$—
(1)	Includes gains of $16.3 million and $63.2 million for the three and nine months ended September 30, 2013, respectively, representing the value assigned to MSRs retained on sales of loans. Also includes gains of $4.1 million and $20.3 million recorded during the three and nine months ended September 30, 2013, respectively, on sales of repurchased loans into Ginnie Mae guaranteed securitizations. These loans are classified as held for sale at the lower of cost or fair value. See Note 13 – Other Assets.
Note 7	Advances

Advances, representing payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	September 30, 2013	December 31, 2012
Servicing:
Principal and interest	$149,184	$83,617
Taxes and insurance	604,636	51,447
Foreclosures, bankruptcy and other	183,861	41,296
	937,681	176,360
Other	8,606	8,103
	$946,287	$184,463
25

Note 8	Match Funded Advances

Match funded advances on residential mortgage loans that we service for others are comprised of the following at the dates indicated:

	September 30, 2013	December 31, 2012
Principal and interest	$235,766	$1,577,808
Taxes and insurance	218,952	1,148,486
Foreclosures, bankruptcy, real estate and other	79,007	322,950
	$533,725	$3,049,244
Note 9	Mortgage Servicing

Mortgage Servicing Rights – Amortization Method

The following table summarizes our activity related to MSRs for the nine months ended September 30:

	2013	2012
Balance at December 31	$678,937	$293,152
Additions recognized in connection with business and asset acquisitions (1)	1,208,222	181,949
Additions recognized on the sale of residential mortgage loans	63,154	—
Sales (2)	(17,523)	—
Servicing transfers, adjustments and other	2,052	(88)
Amortization (3)	(197,899)	(54,678)
Balance at September 30	$1,736,943	$420,335

Estimated fair value at September 30	$2,532,239	$488,499
(1)	MSR recognized in connection with business and asset acquisitions during the first nine months of 2013 include:
●	MSRs of $391.9 million acquired in the ResCap Acquisition. See Note 4 – Business Acquisitions for additional information.
●	MSRs of $683.8 million acquired in the Ally MSR Transaction. The acquired MSRs relate to mortgage loans with a UPB of $87.5 billion owned by Freddie Mac and Fannie Mae. We also acquired servicing advances and other receivables of $73.6 million. We assumed the origination representation and warranty obligations of approximately $136.7 million in connection with a majority of the acquired MSRs. We had been subservicing these MSRs on behalf of Ally under a subservicing contract assumed by us in connection with the ResCap Acquisition.
●	MSRs of $127.0 million with a UPB of approximately $30.5 billion and related servicing advance receivables of $371.6 million acquired in the OneWest MSR Transaction. We expect the remainder of the transaction to close during the fourth quarter. The total estimated purchase price is approximately $2.4 billion with $432.2 million attributed to MSRs and $2.0 billion attributed to servicing advances. The total UPB to be acquired is estimated at $72.4 billion. No operations or other assets were purchased in the transaction. In October 2013, we closed the purchase of approximately $6.6 million of MSRs with a UPB of approximately $1.1 billion and approximately $37.1 million of servicing advances. On November 1, 2013, we closed the purchase of approximately $235.6 million of MSRs with a UPB of approximately $32.9 billion and approximately $1.3 billion of servicing advances. See Note 26 - Subsequent Events for additional information.
(2)	Cash proceeds from the sale were $21.5 million. These MSRs were sold with subservicing retained. The gain on the sale of $3.2 million has been deferred and will be recognized in earnings over the life of the subservicing contract.
(3)	Amortization of mortgage servicing rights is reported net of the amortization of servicing liabilities and includes the amount of charges we recognized to increase servicing liability obligations.

As disclosed in Note 3 – Transfers of Financial Assets, we sold certain Rights to MSRs during 2012 and 2013 as part of the HLSS Transactions. The carrying value of the related MSRs which have not been derecognized at September 30, 2013 was $465.8 million.

Mortgage Servicing Rights—Fair Value Measurement Method

This portfolio comprises servicing rights for which we elected the fair value option and includes prime forward mortgage loans for which we hedged the related market risks. We acquired these MSRs as part of the Homeward Acquisition. See Note 4 – Business Acquisitions for additional information.

The following table summarizes the activity related to our fair value MSRs for the nine months ended September 30, 2013:

Balance at December 31, 2012	$85,213
Changes in fair value:
Due to changes in market valuation assumptions	19,800
Realization of cash flows and other changes	(8,075)
Balance at September 30, 2013	$96,938

Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of September 30, 2013 given hypothetical instantaneous parallel shifts in the yield curve:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(3,695)	$(7,234)
Discount rate (Option-adjusted spread)	$(2,148)	$(4,128)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.

Servicing Revenue

The following table presents the components of servicing and subservicing fees for the periods ended September 30:

	Three Months		Nine Months
	2013	2012	2013	2012
Loan servicing and subservicing fees:
Servicing	$335,884	$145,861	$887,500	$394,454
Subservicing	35,286	14,257	115,437	27,619
	371,170	160,118	1,002,937	422,073
Home Affordable Modification Program (HAMP) fees	40,213	21,687	118,412	55,761
Late charges	30,445	16,370	85,930	52,891
Loan collection fees	8,387	4,102	22,524	11,271
Custodial accounts (float earnings)	743	942	4,533	2,393
Other	32,309	19,792	99,056	34,046
	$483,267	$223,011	$1,333,392	$578,435

Portfolio of Assets Serviced

The following table presents the composition of our servicing and subservicing portfolios by type of asset serviced as measured by UPB. The servicing portfolio represents loans for which we own the MSRs while subservicing represents all other loans.

	Residential	Commercial	Total
UPB at September 30, 2013
Servicing (1)	$362,792,312	$—	$362,792,312
Subservicing	72,027,114	495,312	72,522,426
	$434,819,426	$495,312	$435,314,738

UPB at December 31, 2012
Servicing (1)	$175,762,161	$—	$175,762,161
Subservicing	27,903,555	401,031	28,304,586
	$203,665,716	$401,031	$204,066,747
(1)	Includes UPB of $177.1 billion and $79.4 billion at September 30, 2013 and December 31, 2012, respectively, for which the Rights to MSRs have been sold to HLSS.

Residential assets serviced consist principally of residential mortgage loans, but also include foreclosed real estate. Residential assets serviced also include small-balance commercial assets with a UPB of $2.5 billion and $2.1 billion at September 30, 2013 and December 31, 2012, respectively, that are managed using the REALServicing™ application. Commercial assets consist of large-balance foreclosed real estate. The UPB of assets serviced for others are not included on our unaudited Consolidated Balance Sheets.

Custodial accounts, which hold funds representing collections of principal and interest that we receive from borrowers, are held in escrow by an unaffiliated bank and are excluded from our unaudited Consolidated Balance Sheets. Custodial accounts amounted to $3.5 billion and $1.3 billion at September 30, 2013 and December 31, 2012, respectively.

Note 10	Receivables

Receivables consisted of the following at the dates indicated:

	Receivables	Allowance for Losses	Net
September 30, 2013
Servicing (1)	$155,076	$(19,413)	$135,663
Due from related parties (2)	35,383	—	35,383
Income taxes receivable	23,955	—	23,955
Other	30,372	(1,969)	28,403
	$244,786	$(21,382)	$223,404

December 31, 2012
Servicing (1)	$84,870	$(1,647)	$83,223
Income taxes receivable	25,546	—	25,546
Due from related parties (2)	12,361	—	12,361
Other	18,577	(1,994)	16,583
	$141,354	$(3,641)	$137,713
(1)	The receivable balances arise from our Servicing business and include reimbursable expenditures due from investors and amounts to be recovered from the custodial accounts of the trustees. The balances at September 30, 2013 also include $67.4 million of receivables and $16.2 million of allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations.
(2)	See Note 23 – Related Party Transactions for additional information regarding transactions with Altisource and HLSS.
Note 11	Goodwill AND INTANGIBLES

The following table provides a summary of activity in the carrying value of goodwill during the nine months ended September 30, 2013:

	ResCap Acquisition	Homeward Acquisition	Litton Acquisition	HomEq Acquisition	Total
Balance at December 31, 2012	$—	$342,626	$57,430	$12,810	$412,866
Derecognition of goodwill in connection with the sale of a business (1) (2)	(128,750)	(81,607)	—	—	(210,357)
ResCap Acquisition (2)	201,810	—	—	—	201,810
Balance at September 30, 2013	$73,060	$261,019	$57,430	$12,810	404,319
Liberty Acquisition (2) (3)					3,200
Correspondent One (2)					101
Balance at September 30, 2013					$407,620
(1)	On March 29, 2013, we sold the diversified fee-based business acquired in the Homeward Acquisition to Altisource and derecognized the assigned goodwill. On April 12, 2013, we sold the diversified fee-based business acquired in the ResCap Acquisition to Altisource and derecognized the assigned goodwill.
(2)	See Note 4 – Business Acquisitions for additional information regarding this transaction.
(3)	Acquired intangible asset related to licenses. The useful life is considered indefinite and therefore the intangible asset is not amortized.

For the ResCap Acquisition, the $73.1 million of remaining goodwill is assigned to the Servicing segment. For the Homeward Acquisition, $140.7 million of the remaining goodwill is assigned to the Servicing segment and $120.3 million is assigned to the Lending segment. The assignment of goodwill in the ResCap, Homeward and Liberty Acquisitions is preliminary pending the final purchase price allocation. For the Litton and HomEq Acquisitions, the entire balance of goodwill pertains to the Servicing segment.

We perform an annual impairment test of goodwill as of August 31 of each year. Based on our 2013 annual assessment, we determined that goodwill was not impaired.

Note 12	Debt Service Accounts

Under our advance funding facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balances also include amounts that have been set aside from the proceeds of our match funded advance facilities and certain of our warehouse lines to provide for possible shortfalls in the funds available to pay certain expenses and interest. These funds are held in interest earning accounts in the name of the SPE created in connection with the match funded financing facility. The balance of such debt service accounts at September 30, 2013 and December 31, 2012 was $45.5 million and $88.7 million, respectively.

Note 13	Other Assets

Other assets consisted of the following at the dates indicated:

	September 30, 2013	December 31, 2012
Loans – restricted for securitization investors, at fair value (1)	$290,853	$—
Loans held for sale, at lower of cost or fair value (2)	86,753	82,866
Prepaid lender fees and debt issuance costs, net (3)	25,197	14,389
Prepaid income taxes	23,112	23,112
Derivatives, at fair value (4)	12,849	10,795
Investment in unconsolidated entities (5)	11,767	25,187
Real estate, net	8,346	6,205
Interest earning collateral deposits (6)	6,533	31,710
Acquisition deposits (7)	—	57,000
Prepaid expenses and other	13,123	22,314
	$478,533	$273,578
(1)	Loans sold into Ginnie Mae guaranteed securitizations that we include in our Consolidated Financial Statements because the transfers of reverse mortgage loans to the trusts did not qualify for sale accounting treatment. See Note 2 – Securitizations and Variable Interest Entities for additional information.
(2)	The carrying values at September 30, 2013 and December 31, 2012 are net of valuation allowances of $27.0 million and $14.7 million, respectively. The balances include non-performing subprime single-family residential loans that we do not intend to hold to maturity. The balance at September 30, 2013 includes $67.8 million of loans that we are required to repurchase from Ginnie Mae guaranteed securitizations in connection with loan modifications and loan resolutions. The balance at December 31, 2012 includes non-performing mortgage loans with a carrying value of $65.4 million that we acquired in December 2012 and sold to Altisource Residential, LP in February 2013 for an insignificant gain.
(3)	These balances relate to match funded liabilities and other secured borrowings.
(4)	See Note 19 – Derivative Financial Instruments and Hedging Activities for additional information.
(5)	The balance at December 31, 2012 includes an investment of $13.4 million that represented our 49% equity interest in Correspondent One. As disclosed in Note 4 – Business Acquisitions, we increased our ownership to 100% on March 31, 2013. Effective on that date, we began including the accounts of Correspondent One in our consolidated financial statements and eliminated our current investment in consolidation.
(6)	These balances include $1.5 million and $25.8 million of cash collateral held by the counterparties to certain of our derivative agreements at September 30, 2013 and December 31, 2012, respectively.
(7)	The balance at December 31, 2012 represents an earnest money cash deposit we made in connection with the ResCap Acquisition. This deposit was subsequently applied towards the purchase price upon closing of the transaction on February 15, 2013. See Note 4 – Business Acquisitions for additional information.
29

Note 14	Match Funded Liabilities

Match funded liabilities are comprised of the following at the dates indicated:

				Available	Balance Outstanding
		Maturity	Amortization	Borrowing	September 30,	December 31,
Borrowing Type	Interest Rate	(1)	Date (1)	Capacity (2)	2013	2012
2011-Servicer Advance Revolving Trust 1 (3)	2.23%	May 2043	May 2013	$—	$—	$325,000
2011-Servicer Advance Revolving Trust 1 (3)	3.37 – 5.92%	May 2043	May 2013	—	—	525,000
2012-Servicing Advance Revolving Trust 2 (3)	3.27 – 6.90%	Sep. 2043	Sept. 2013	—	—	250,000
2012-Servicing Advance Revolving Trust 3 (3)	2.98%	Mar. 2043	Mar. 2013	—	—	248,999
2012-Servicing Advance Revolving Trust 3 (3)	3.72 – 7.04%	Mar. 2044	Mar. 2014	—	—	299,278
Total fixed rate				—	—	1,648,277
Advance Receivable Backed Notes (4)	1-month LIBOR (1ML) + 285 bps	Apr. 2015	Apr. 2014	—	—	205,016
Advance Receivable Backed Notes Series 2012-ADV1 (5)	Commercial paper (CP) rate + 225 or 335 bps	Dec. 2043	Dec. 2013	18,959	81,041	232,712
Advance Receivable Backed Notes Series 2012-ADV1	1ML + 250 bps	June 2016	June 2014	—	225,000	94,095
Advance Receivable Backed Note	1ML + 300 bps	Dec. 2015	Dec. 2014	12,383	37,617	49,138
2011-Servicing Advance Revolving Trust 1 (3)	1ML + 300 bps	May 2043	May 2013	—	—	204,633
2012-Servicing Advance Revolving Trust 2 (3)	1ML + 315 bps	Sep. 2043	Sep. 2013	—	—	22,003
2012-Servicing Advance Revolving Trust 3 (3)	1ML + 300 bps – 675 bps	Mar. 2044	Mar. 2014	—	—	40,626
2012-Homeward Agency Advance Funding Trust 2012-1 (6)	1ML + 300 bps	Nov. 2013	Nov. 2013	5,646	19,354	16,094
2012-Homeward DSF Advance Revolving Trust 2012-1 (3)	1ML + 450 bps	Feb. 2013	Feb. 2013	—	—	20,151
Total variable rate				36,988	363,012	884,468
				$36,988	$363,012	$2,532,745
(1)	The amortization date of our facilities is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. In two advance facilities, there are multiple notes outstanding. For each note, after the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.
(2)	Borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At September 30, 2013, $0.1 million of the available borrowing capacity could be used based on the amount of eligible collateral.
(3)	Facility was repaid in February 2013 from the proceeds of a new $1.4 billion bridge facility (Homeward Residential Bridge Loan Trust – 2013) with an amortization date of August 14, 2013. On July 1, 2013, we repaid the new bridge facility in full from proceeds received on the sale of servicing advances to HLSS.
(4)	We repaid this facility in full in July 2013.
(5)	On August 30, 2013, we amended this facility to reduce the maximum borrowing capacity to $100 million from $450 million.
(6)	On October 21, 2013, we extended the maturity date of this facility to November 29, 2013 with two optional six-month extensions subject to lender approval.
30

Note 15	Other Borrowings

Lines of credit and other secured and unsecured borrowings are comprised of the following at the dates indicated:

				Available	Balance Outstanding
				Borrowing	September 30,	December 31,
Borrowings	Collateral	Interest Rate	Maturity	Capacity	2013	2012
Servicing:
SSTL (1)	(1)	1ML + 550 bps; LIBOR floor of 150 bps (1)	Sept. 2016	$—	$—	$314,229
SSTL (2)	(2)	(2)	Feb. 2018	—	1,293,500	—

Senior unsecured term loan (3)		1-Month Euro- dollar rate + 675 bps with a Eurodollar floor of 150 bps	Mar. 2017	—	—	75,000
Financing liability – MSRs pledged (4)	MSRs (4)	(4)	(4)	—	643,595	303,705
Financing liability – MSRs pledged (5)	MSRs (5)	(5)	(5)	—	—	2,603
Promissory note (6)	MSRs	1ML + 350 bps	May 2017	—	17,163	18,466
Repurchase agreement	Loans held for sale (LHFS)	1 ML + 250 – 345 bps	Apr. 2014	47,878	52,122	—
				47,878	2,006,380	714,003

Lending:
Master repurchase agreement (7)	LHFS	1ML + 175 bps	Mar. 2014	230,085	69,915	88,122
Participation agreement (8)	LHFS	N/A	May 2014	—	19,588	58,938
Master repurchase agreement (9)	LHFS	1ML + 175 to 275 bps	Aug. 2014	60,989	89,011	133,995
Master repurchase agreement (10)	LHFS	1ML + 175 to 200 bps	Sep. 2014	265,898	34,102	107,020
Master repurchase agreement (11)	LHFS	1ML + 275 bps	Nov. 2013	21,873	78,127	—
Financing liability – MSRs pledged (5)	MSRs (5)	(5)	(5)	—	10,403	—
Mortgage warehouse agreement	LHFS	1 ML + 275 bps; floor of 3.50%	Jun. 2014	56,755	3,245	—
Secured borrowings - owed to securitization investors (12)	Loans held for investment	1ML + 220 bps	(12)	—	284,276	—
				635,600	588,667	388,075

Corporate Items and Other
Securities sold under an agreement to repurchase (13)	Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes	Class A-2 notes: 1ML + 200 bps; Class A-3 notes: 1ML + 300 bps	Monthly	—	3,223	2,833
				683,478	2,598,270	1,104,911

Discount (1)(2)				—	(5,679)	(8,232)
				$683,478	$2,592,591	$1,096,679
31

(1)	In February 2013, we repaid this loan in full and wrote off the remaining discount as part of the loss on extinguishment.
(2)	On February 15, 2013, we entered into a new SSTL facility agreement and borrowed $1.3 billion that was used principally to fund the ResCap Acquisition and repay the balance of the previous SSTL. The loan was issued with an original issue discount of $6.5 million that we are amortizing over the term of the loan. We are required to repay the principal amount of the borrowings in consecutive quarterly installments of $3.3 million. In addition, we are generally required to use the net cash proceeds (as defined) from any asset sale (as defined) to repay loan principal. Generally, this provision applies to non-operating sales of assets, and net cash proceeds represent the proceeds from the sale of the assets, net of the repayment of any debt secured by a lien on the assets sold. However, for assets sales that are part of an HLSS Transaction, we have the option, within 180 days, either to invest the net cash proceeds in MSRs or related assets, such as advances, or to repay loan principal. The borrowings are secured by a first priority security interest in substantially all of the assets of Ocwen. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate [the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR)], plus a margin of 2.75% and a base rate floor of 2.25% or (b) the one month Eurodollar rate, plus a margin of 3.75% with a 1-Month LIBOR floor of 1.25%. To date we have elected option (b) to determine the interest rate.

On September 23, 2013, we entered into Amendment No. 1 to the Senior Secured Term Loan Facility Agreement and Amendment No. 1 to the related Pledge and Security Agreement. These amendments:
●	permit repurchases of all of the Preferred Stock, which may be converted to common stock prior to repurchase, and up to $1.5 billion of common stock, subject, in each case, to pro forma financial covenant compliance;
●	eliminate the dollar cap on Junior Indebtedness (as defined in the SSTL) but retain the requirement for any such issuance to be subject to pro forma covenant compliance;
●	include a value for whole loans (i.e., loans held for sale) in collateral value for purposes of calculating the loan-to-value ratio and include specified deferred servicing fees and the fair value of specified mortgage servicing rights in net worth for purposes of calculating the ratio of consolidated total debt to consolidated tangible net worth; and
●	modify the applicable quarterly covenant levels for the corporate leverage ratio, ratio of consolidated total debt to consolidated tangible net worth and loan-to-value ratio.
(3)	We repaid this loan in full in February 2013.
(4)	As part of the HLSS Transactions, we transfer certain Rights to MSRs to HLSS. Because we have not yet transferred legal title to the MSRs, we account for these transfers as financings with the proceeds from the sale of the Rights to MSRs recorded as a financing liability. The financing liability is amortized using the interest method with the servicing income that is remitted to HLSS representing payments of principal and interest. The liability has no contractual maturity but is amortized over the estimated life of the transferred Rights to MSRs. See Note 3 –Transfers of Financial Assets for additional information.
(5)	We sold MSRs for certain loans to an unrelated third party in December 2012 and June 2013; however, we are required to repurchase the MSRs for any loans that cannot be refinanced by the purchaser under the federal government’s Home Affordable Refinance Program (HARP). As a result, the sale is being accounted for as a financing. The financing liability is being amortized using the interest method with the servicing income that is remitted to the purchaser representing payments of principal and interest. In June 2013 and September 2013, we derecognized the liability from the December 2012 sale related to loans that had been refinanced under HARP and recognized a total gain of $4.5 million gain on the retirement of the financing liability.
32

(6)	Prepayments of the balance on this note may be required if the borrowing base, as defined, falls below the amount of the note outstanding.
(7)	On March 19, 2013, the maturity date of the Master Repurchase Agreement was extended to March 18, 2014 and the maximum borrowing capacity was increased from $120.0 million to $300.0 million.
(8)	Under this participation agreement, the lender provides financing on an uncommitted basis for up to $100.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. However, the transaction does not qualify for sales accounting treatment and is, therefore, accounted for as a financing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. In April 2013, we extended the participation agreement maturity date to May 31, 2014.
(9)	On August 3, 2013, we extended the maturity date of this facility to August 2, 2014.
(10)	On September 27, 2013, we extended the maturity date of this facility to September 26, 2014,
(11)	On October 28, 2013, we extended the maturity date of this facility to November 12, 2013.
(12)	This represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed securitization that we include in our consolidated financial statements because the transfers of reverse mortgage loans to the trusts did not qualify for sales accounting treatment. There are no maturity dates; the borrowings mature as the related loans are repaid.
(13)	This agreement has no stated credit limit and lending is determined for each transaction based on the acceptability of the securities presented as collateral.
Note 16	Other Liabilities

Other liabilities are comprised of the following at the dates indicated:

	September 30, 2013	December 31, 2012
Liability for indemnification obligations (1)	$206,074	$38,140
Accrued expenses	97,497	68,068
Liability for certain foreclosure matters (2)	66,431	13,602
Payable to servicing and subservicing investors (3)	27,063	9,973
Checks held for escheat	24,965	33,259
Liability for selected tax items	22,338	22,702
Due to related parties (4)	16,535	45,034
Derivatives, at fair value (6)	11,660	18,658
Servicing liabilities (5)	11,568	9,830
Accrued interest payable	9,455	5,410
Other	61,122	23,861
	$554,708	$288,537
(1)	The balance includes origination representation and warranty obligations and compensatory fees for foreclosures that may ultimately exceed investor timelines. These obligations were primarily assumed in connection with the Ally MSR Transaction, the ResCap Acquisition and the Homeward Acquisition. See Note 4 – Business Acquisitions, Note 9 – Mortgage Servicing and Note 25 – Commitments and Contingencies for additional information.
(2)	We recognized $52.8 million of expense in Professional services in the second quarter of 2013 to establish the liability. We recognized the remaining $13.6 million of the liability as an adjustment to the initial purchase price allocation related to the Homeward Acquisition. We applied this measurement period adjustment retrospectively to our Consolidated Balance Sheet at December 31, 2012 with an offsetting increase in goodwill. See Note 25 – Commitments and Contingencies for additional information.
(3)	The balance represents amounts due to investors in connection with loans we service under servicing and subservicing agreements.
(4)	See Note 23 – Related Party Transactions for additional information.
(5)	During the nine months ended September 30, 2013 and 2012, amortization of servicing liabilities exceeded the amount of charges we recognized to increase our servicing liability obligations by $0.5 million and $1.1 million, respectively. Amortization of mortgage servicing rights is reported net of this amount in the unaudited Consolidated Statement of Operations.
(6)	See Note 19 – Derivative Financial Instruments and Hedging Activities for additional information.
33

Note 17	Mezzanine Equity

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

We amortize the BCF discount on the Preferred Shares as a deemed dividend with an offsetting reduction in retained earnings.

The carrying value of our Preferred Shares reflects the following:

Initial issuance price on December 27, 2012	$162,000
Discount for beneficial conversion feature	(8,688)
Accretion of BCF discount (Deemed dividend)	60
Carrying value at December 31, 2012	153,372
Conversion of 100,000 Preferred Shares (1)	(100,000)
Accretion of BCF discount (Deemed dividend) (2)	6,573
Carrying value at September 30, 2013	$59,945
(1)	On September 23, 2013, holders elected to convert 100,000 of the Preferred Shares into 3,145,640 shares of common stock. See Note 23 – Related Party Transactions for additional information.
(2)	Accretion includes a $3.5 million accelerated write-off of the unamortized discount related to the 100,000 Preferred Shares converted on September 23, 2013.
Note 18	Equity

Common Stock

On September 23, 2013, Ocwen paid $157.9 million to repurchase from the holders of our Preferred Shares all 3,145,640 shares of common stock that were issued upon their election to convert 100,000 of the Preferred Shares into shares of common stock. See Note 23 – Related Party Transactions for additional information.

On October 31, 2013, we announced that our Board of Directors had authorized a share repurchase program for up to an aggregate of $500.0 million of our issued and outstanding shares of common stock. Repurchases may be made in open market transactions at prevailing market prices or in privately negotiated transactions. Unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 2016. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period. The repurchase of shares issued in connection with the conversion of Preferred Shares is not considered to be part of this repurchase program and, therefore, does not count against the $500.0 million aggregate value limit.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss (AOCL), net of income taxes, were as follows at the dates indicated:

	September 30, 2013	December 31, 2012
Unrealized losses on cash flow hedges	$7,649	$6,310
Other	(580)	131
	$7,069	$6,441
34

Note 19	Derivative Financial Instruments and Hedging Activities

Because many of our current derivative agreements are not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreements. We control this risk through credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amount of our contracts does not represent our exposure to credit loss.

The following table summarizes the changes in the notional balance of our holdings of derivatives during the nine months ended September 30, 2013:

	IRLCs	U.S. Treasury Futures	Forward MBS Trades	Interest Rate Caps	Interest Rate Swaps

Balance at December 31, 2012	$1,112,519	$109,000	$1,638,979	$1,025,000	$1,495,955
Additions	4,062,236	85,000	9,316,350	—	1,280,000
Amortization	(228,806)	—	(33,372)	(24,000)	—
Maturities	(3,709,513)	—	(4,558,971)	—	(295,604)
Terminations	(549,877)	(194,000)	(5,627,670)	(1,001,000)	(2,480,351)
Balance at September 30, 2013	$686,559	$—	$735,316	$—	$—

Fair value of net derivative assets (liabilities) at:
September 30, 2013	$13,491	$—	$(12,185)	$—	$—
December 31, 2012	$5,781	$(1,258)	$(1,719)	$168	$(10,836)

Maturity	Oct. 2013 – Jan. 2014	—	Oct. 2013 – Nov. 2013	—	—

Interest Rate Management

Match Funded Liabilities

We have previously entered into interest rate swaps in order to hedge against the effects of changes in interest rates on our borrowings under our advance funding facilities. These interest rate swap agreements required us to pay a fixed rate and receive a variable interest rate based on one-month LIBOR. At the time that we entered into the agreements, these swaps were designated as hedges for accounting purposes. As disclosed in Note 5 – Fair Value of Financial Instruments, we terminated these interest rate swaps on May 31, 2013 primarily because the custodial account float balances, which earn a variable rate of interest, are well in excess of variable rate borrowings under advance facilities. The earnings on these deposits reduce our exposure to changes in interest rates. We also purchased interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates, as required by the certain of our advance financing arrangements. These caps were terminated with the payoff and termination of the related financing facilities.

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

35

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

The following summarizes our use of derivatives at September 30, 2013 and the gains (losses) on those derivatives for the nine months then ended. None of these derivatives was designated as a hedge for accounting purposes at September 30, 2013:

Purpose	Expiration Date	Notional Amount	Fair Value (1)	Gains / (Losses)	Consolidated Statement of Operations Caption
Interest rate risk of mortgage loans held for sale and IRLCs
Forward MBS trades	2014	$735,316	$(12,185)	$30,989	Gain on loans held for sale, net and Other, net

IRLCs	2013	686,559	13,491	5,918	Gain on loans held for sale, net
Total derivatives			$1,306	$36,907
(1)	Derivatives are reported at fair value in Receivables, Other assets or in Other liabilities on our unaudited Consolidated Balance Sheets.

Included in AOCL at September 30, 2013 and December 31, 2012, respectively, were $12.1 million and $9.9 million of deferred unrealized losses, before taxes of $4.5 million and $3.6 million, respectively, on interest rate swaps that we designated as cash flow hedges. Changes in the losses on cash flow hedges included in AOCL during the nine months ended September 30, 2013 were as follows:

Accumulated losses on cash flow hedges at December 31, 2012	$9,878
Additional net losses on cash flow hedges	12,363
Ineffectiveness of cash flow hedges reclassified to earnings	(657)
Losses on terminated hedging relationships amortized to earnings (1)	(9,434)
Accumulated losses on cash flow hedges at September 30, 2013	$12,150
(1)	Where the hedging relationship has been terminated but the hedged transaction is still forecast to occur, losses on the hedging relationship that are included in AOCL are amortized to earnings in the periods in which earnings are affected by the hedged transaction. Amortization in the third quarter included $4.1 million of accelerated amortization as a result of the early repayment and termination of four advance financing facilities as a result of the July 1, 2013 HLSS Transaction.
36

The statements of operations include the following related to derivative financial instruments for the periods ended September 30:

	Three Months		Nine Months
	2013	2012	2013	2012
Servicing and origination expense
Gains on economic hedges	$—	$—	$1,017	$—
Gain on loans held for sale, net
Gains on economic hedges	9,608	—	36,907	—
Other, net
Gains (losses) on economic hedges (1)	(103)	1,397	(3,822)	6,645
Ineffectiveness of cash flow hedges	—	47	(657)	46
Write-off of losses in AOCL for a discontinued hedge relationship	(7,780)	(3,089)	(9,434)	(4,633)
Write-off of losses in AOCL for hedge of a financing facility assumed by HLSS (See Note 3 –Transfers of Financial Assets)	—	—	—	(5,958)
	$1,725	$(1,645)	$24,011	$(3,900)
(1)	Includes a gain of $3.4 million recognized during the three months ended March 31, 2012 from the termination of foreign exchange forward contracts.
Note 20	Interest Expense

The following table presents the components of interest expense for the periods ended September 30:

	Three Months		Nine Months
	2013	2012	2013	2012
Match funded liabilities	$11,249	$32,359	$66,678	$99,394
Other borrowings (1)	95,496	24,877	228,198	60,160
Debt securities:
3.25% Convertible Notes	—	—	—	153
10.875% Capital Trust Securities	—	473	—	1,894
Other	3,310	708	8,463	2,059
	$110,055	$58,417	$303,339	$163,660
(1)	Includes interest expense of $74.2 million and $14.0 million for the three months ended September 30, 2013 and 2012, respectively, and $168.6 million and $27.6 million for the nine months ended September 30, 2013 and 2012, respectively, related to financing liabilities recorded in connection with the HLSS Transactions. See Note 3 –Transfers of Financial Assets and Note 15 – Other Borrowings for additional information.
37

Note 21	Basic and Diluted Earnings Per Share (EPS)

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

	Three Months		Nine Months
	2013	2012	2013	2012
Basic EPS:
Net income attributable to Ocwen common stockholders	$61,155	$51,400	$177,847	$115,582

Weighted average shares of common stock	135,787,834	134,928,486	135,705,892	133,483,354

Basic EPS	$0.45	$0.38	$1.31	$0.87

Diluted EPS:
Net income attributable to Ocwen common stockholders	$61,155	$51,400	$177,847	$115,582
Preferred stock dividends (1)	—	—	—	—
Interest expense on Convertible Notes, net of income tax (2)	—	—	—	98
Adjusted net income attributable to Ocwen	$61,155	$51,400	$177,847	$115,680

Weighted average shares of common stock	135,787,834	134,928,486	135,705,892	133,483,354
Effect of dilutive elements:
Preferred Shares (1)	—	—	—	—
Convertible Notes (2)	—	—	—	1,347,642
Stock options	4,263,965	3,769,099	4,030,297	3,468,156
Common stock awards	5,396	5,296	11,301	2,713
Dilutive weighted average shares of common stock	140,057,195	138,702,881	139,747,490	138,301,865

Diluted EPS	$0.44	$0.37	$1.27	$0.84

Stock options excluded from the computation of diluted EPS:
Anti-dilutive (3)	—	255,000	—	190,833
Market-based (4)	547,500	1,726,250	547,500	1,726,250
(1)	The effect of our Preferred Shares on diluted EPS is computed using the if-converted method. For the three and nine months ended September 30, 2013, we assumed no conversion to common shares because the effect was anti-dilutive.
(2)	Prior to the redemption of the 3.25% Convertible Notes in March 2012, we also computed their effect on diluted EPS using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, were added back to net income. We assumed the conversion of the Convertible Notes into shares of common stock for purposes of computing diluted EPS unless the effect was anti-dilutive. We issued 4,635,159 shares of common stock upon conversion of $56.4 million of the Convertible Notes.
(3)	These stock options were anti-dilutive because their exercise price was greater than the average market price of our stock.
(4)	Shares that are issuable upon the achievement of certain performance criteria related to OCN’s stock price and an annualized rate of return to investors.
38

Note 22	Business Segment Reporting

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

Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations

Three Months Ended September 30, 2013:

Revenue	$496,302	$33,539	$1,801	$(402)	$531,240
Operating expenses (1)	305,654	29,504	11,143	(41)	346,260
Income (loss) from operations	190,648	4,035	(9,342)	(361)	184,980
Other income (expense), net:
Interest income	859	3,066	1,454	—	5,379
Interest expense (1)	(106,848)	(3,279)	72	—	(110,055)
Other	(6,631)	1,843	398	361	(4,029)
Other income (expense), net	(112,620)	1,630	1,924	361	(108,705)
Income (loss) before income taxes	$78,028	$5,665	$(7,418)	$—	$76,275

Three Months Ended September 30, 2012:

Revenue	$232,104	$—	$873	$(277)	$232,700
Operating expenses (1)	88,743	—	4,162	(112)	92,793
Income (loss) from operations	143,361	—	(3,289)	(165)	139,907
Other income (expense), net:
Interest income	—	—	2,084	—	2,084
Interest expense (1)	(58,144)	—	(273)	—	(58,417)
Other	(963)	—	(2,030)	165	(2,828)
Other income (expense), net	(59,107)	—	(219)	165	(59,161)
Income (loss) before income taxes	$84,254	$—	$(3,508)	$—	$80,746
39

	Servicing	Lending		Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Nine Months Ended September 30, 2013:

Revenue	$1,381,872		$81,180	$19,758	$(492)	$1,482,318
Operating expenses (1)	795,645		69,543	95,361	(131)	960,418
Income (loss) from operations	586,227		11,637	(75,603)	(361)	521,900
Other income (expense), net:
Interest income	1,382		12,432	3,516	—	17,330
Interest expense (1)	(293,381)		(10,108)	150	—	(303,339)
Other	(30,961)		6,852	2,977	361	(20,771)
Other income (expense), net	(322,960)		9,176	6,643	361	(306,780)
Income (loss) before income taxes	$263,267		$20,813	$(68,960)	$—	$215,120

Nine Months Ended September 30, 2012:

Revenue	$606,689		$—	$2,736	$(812)	$608,613
Operating expenses (1)	252,542		—	12,659	(391)	264,810
Income (loss) from operations	354,147		—	(9,923)	(421)	343,803
Other income (expense), net:
Interest income	—		—	6,434	—	6,434
Interest expense (1)	(162,810)		—	(850)	—	(163,660)
Other	(204)		—	(5,765)	421	(5,548)
Other income (expense), net	(163,014)		—	(181)	421	(162,774)
Income (loss) before income taxes	$191,133	$		$(10,104)	$—	$181,029

Total Assets
September 30, 2013	$3,925,510		$778,777	$607,393	$—	$5,311,680

December 31, 2012	$4,498,043		$550,569	$634,143	$—	$5,682,755

September 30, 2012	$3,611,768		$—	$544,248	$—	$4,156,016

(1)	Depreciation and amortization expense are as follows:

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Three Months Ended September 30, 2013:
Depreciation expense	$3,589	$135	$2,973	$6,697
Amortization of MSRs	79,035	148	—	79,183
Amortization of debt discount	330	—	—	330
Amortization of debt issuance costs – SSTL	1,178	—	—	1,178

Three Months Ended September 30, 2012:
Depreciation expense	$395	$—	$1,564	$1,959
Amortization of MSRs	20,150	—	—	20,150
Amortization of debt discount	1,199	—	—	1,199
Amortization of debt issuance costs – SSTL	1,207	—	—	1,207

Nine Months Ended September 30, 2013:
Depreciation expense	$9,968	$209	$6,976	$17,153
Amortization of MSRs	197,287	148	—	197,435
Amortization of debt discount	1,082	—	—	1,082
Amortization of debt issuance costs – SSTL	3,264	—	—	3,264

Nine Months Ended September 30, 2012:
Depreciation expense	$1,069	$—	$2,827	$3,896
Amortization of MSRs	53,561	—	—	53,561
Amortization of debt discount	2,679	—	—	2,679
Amortization of debt issuance costs – SSTL	3,050	—	—	3,050
40

Note 23	Related Party Transactions

Relationship with Executive Chairman of the Board of Directors

Ocwen’s Executive Chairman of the Board of Directors, William C. Erbey, also serves as Chairman of the Board of Altisource, HLSS, Altisource Residential Corporation (Residential) and Altisource Asset Management Corporation (AAMC). As a result, he has obligations to Ocwen as well as to Altisource, HLSS, Residential and AAMC. As of September 30, 2013, Mr. Erbey owned or controlled approximately 13% of the common stock of Ocwen, approximately 23% of the common stock of Altisource, approximately 1% of the common stock of HLSS and approximately 9% of the common stock of AAMC. Mr. Erbey’s percentage interest in Residential declined to 4% as a result of an additional public offering by Residential that closed on October 1, 2013.

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

As disclosed in Note 3 – Transfers of Financial Assets, Ocwen has sold to HLSS certain Rights to MSRs and related servicing advances. OLS also entered into a subservicing agreement with HLSS on February 10, 2012, which was amended on October 1, 2012 and again on September 30, 2013, under which it will subservice the MSRs after legal ownership of the MSRs has been transferred to HLSS.

Relationship with Residential

On December 21, 2012, OMS entered into a 15-year servicing agreement with Altisource Residential, L.P., the operating partnership of Residential, pursuant to which Ocwen will service residential mortgage loans acquired by Residential and provide loan modification, assisted deed-in-lieu, assisted deed-for-lease and other loss mitigation programs.

On February 14, 2013, OLS sold a pool of non-performing residential mortgage loans to Altisource Residential, L.P. pursuant to a Master Mortgage Loan Sale Agreement. The aggregate purchase price for the pool of loans was $64.4 million and the gain recognized by Ocwen on the sale was not significant.

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

Relationship with Former Owner of Homeward

As consideration for the Homeward Acquisition, Ocwen paid an aggregate purchase price of $766.0 million, of which $604.0 million was paid in cash and $162.0 million was paid in 162,000 Preferred Shares issued to certain private equity firms ultimately controlled by WL Ross & Co. LLC (the Funds), that pay a dividend of 3.75% per annum on a quarterly basis. Each Preferred Share, together with any accrued and unpaid dividends, may be converted at the option of the holder into shares of Ocwen common stock at a conversion price equal to $31.79. Mr. Ross is the Chairman and Chief Executive Officer of WL Ross & Co. LLC and Invesco Private Capital, Inc. and the managing member of El Vedado, LLC, each of which directly or indirectly controls the Funds. Mr. Ross became a director of Ocwen in March 2013. On September 23, 2013, the Funds exercised their right to convert 100,000 of the Preferred Shares into 3,145,640 of common stock. On the same date, Ocwen repurchased the shares of common stock from the Funds for $157.9 million.

The following table summarizes our revenues and expenses related to the various service agreements with Altisource and its subsidiaries and HLSS for the periods September 30, and amounts receivable from or payable to at the dates indicated:

	Three Months		Nine Months
	2013	2012	2013	2012
Revenues and Expenses:
Altisource:
Revenues	$5,185	$4,156	$15,390	$12,229
Expenses	13,153	6,826	36,650	20,537
HLSS:
Revenues	$20	$125	$172	$165
Expenses	386	780	1,615	1,773
42

	September 30, 2013	December 31, 2012
Net Receivable (payable)
Altisource	$(3,489)	$(5,971)
HLSS	22,337	(25,524)
	$18,848	$(31,495)

Note 24	Regulatory Requirements

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

We must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, Homeowners Protection Act, the Federal Trade Commission Act and, more recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and state mortgage origination, mortgage servicing and foreclosure laws. These laws apply to loan origination, loan servicing, debt collection, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.

There are a number of foreign laws and regulations that are applicable to our operations in India, the Philippines and Uruguay, including acts that govern licensing, employment, safety, taxes, insurance, and the laws and regulations that govern the creation, continuation and the winding up of companies as well as the relationships between the shareholders, the company, the public and the government in both countries.

Note 25	Commitments and Contingencies

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

We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities, our acquisitions to the extent we assume one or more of these obligations and in connection with our servicing practices. We recognize the fair value of representation and warranty obligations in connection with originations upon sale or securitization of the loan or upon completion of an acquisition, to the extent we assume these obligations.  Obligations recognized in connection with our loan sales and securitization activities are recognized in Gain on loans held for sale, net on our Consolidated Statements of Operations.  The fair value of liabilities assumed as part of an MSR or servicing business acquisition are recognized on the closing date.  Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. At September 30, 2013, we had provided or assumed representation and warranty obligations in connection with $89.4 billion of UPB covering both forward and reverse mortgage loans. At September 30, 2013, we had outstanding representation and warranty repurchase demands of $113.0 million UPB (534  loans).  We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.

The following table presents the changes in our liability for indemnification obligations for the nine months ended September 30, 2013, including representation and warranty obligations and compensatory fees for foreclosures that may ultimately exceed investor timelines:

Balance at December 31, 2012	$38,140
Provision for representation and warranty obligations	18,116
New production reserves	1,055
Obligations assumed in connection with MSR and servicing business acquisitions	189,742
Charge-offs (1)	(40,979)
Balance at September 30, 2013	$206,074
(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.

We believe it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and related claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at September 30, 2013.

Note 26	Subsequent Events

On October 25, 2013, OLS completed a sale to HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. of Rights to MSRs and related servicing advances for a servicing portfolio of subprime and Alt-A residential mortgage loans.

This transaction resulted in our sale of Rights to MSRs with approximately $10.0 billion in UPB of mortgage loans as of October 24, 2013. The purchase price for the transaction was approximately $388 million, including $360 million for servicing advances and $28 million for the associated Rights to MSRs. Within 90 days of the closing, the purchase price or other terms may be adjusted to reflect any adjustments in the calculation of the UPB of the underlying mortgage loans or servicing advance balances sold in the transaction.

We sold these mortgage servicing assets to HLSS pursuant to an amended Sale Supplement to the Master Servicing Rights Purchase Agreement between OLS, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. In addition to our sale of the right, title and interest to the Rights to MSRs and the associated servicing advances, HLSS Holdings, LLC also committed to purchase servicing advances that arise under the related pooling and servicing agreements after the closing date. In return, OLS continues to subservice the related mortgage loans, receives a monthly base fee equal to 12% of the servicing fees collected in any given month and retains any ancillary income payable to the servicer (excluding investment income earned on any custodial accounts) pursuant to the related pooling and servicing agreements. OLS also earns a monthly performance based incentive fee based on the servicing fees collected. If the targeted advance ratio in any month exceeds the predetermined level for that month set forth in the Sale Supplement and the Subservicing Supplement for the transaction, any performance based incentive fee payable for such month will be reduced by an amount equal to 3% per annum of the amount of any such excess servicing advances.

As disclosed in Note 1, we entered into a Purchase Agreement with OneWest Bank, FSB that is closing in stages. As part of the OneWest MSR Transaction, in October 2013, we closed the purchase of approximately $1.1 billion in UPB of MSRs and related servicing advances, including approximately $6.6 million of MSRs and approximately $37.1 million of servicing advances. On November 1, 2013, we closed the purchase of approximately $32.9 billion in UPB of MSRs and related servicing advances. The purchase included approximately $235.6 million of MSRs and approximately $1.3 billion of servicing advances. The November purchase was funded from the proceeds of a newly executed $1.6 billion match funded advance financing facility and available cash. The new facility consists of three notes, the largest of which bears interest at 1-Month LIBOR plus an initial margin of 1.75% with the two smaller notes bearing interest at the lender's commercial paper rate plus initial margins of 1.67% and 4.25%. The notes mature in October 2044 with an amortization date beginning in October 2014.

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

OVERVIEW

Strategic Priorities Update

We continue to execute our strategy to grow and sustain our loan servicing business through acquisitions and through our loan origination business whereby we retain the MSRs associated with sold loans. During the first nine months of 2013, we retained MSRs of $63.2 million on sales of residential mortgage loans with a UPB of $5.7 billion.

Consistent with this strategy, we executed the following acquisitions during the nine months ended September 30, 2013:

Transaction	Type	Completion Date	Purchase Price		Acquired MSR UPB
ResCap Acquisition	Business (2)	Various	$2.3 billion	(3)	$170.8 billion	(4)

Ally Bank	Contract Assumption	February 2013	N/A		$130.0 billion	(5)

Ally MSR Transaction	Asset	Various	$620.7 million	(6)	$87.5 billion	(7)

Liberty Acquisition	Business	April 2013	$22.0 million		$652.6 million

OneWest MSR Transaction (1)	Asset	Various	$498.7 million	(8)	$30.5 billion	(9)
(1)	Purchase price and MSR UPB are preliminary. Final purchase amounts could be different.
(2)	Acquired ResCap servicing platform, related assets and assumed liabilities and added approximately 2,450 of primarily U.S. based employees.
(3)	Aggregate purchase price consisting primarily of $391.9 million of MSRs and $1.7 billion of servicing advances, net of assumed liabilities of $74.6 million consisting primarily of accruals for compensatory fees for foreclosures that may ultimately exceed investor timelines. We recognized goodwill of $201.8 million in connection with the acquisition.
(4)	UPB consists of $55.6 billion Agency, $48.2 billion Non-Agency, $40.7 billion master servicing and $26.3 billion subservicing. Included in subservicing UPB is $9.0 billion of Non-Agency UPB subserviced on behalf of ResCap until such time as ResCap obtains the necessary consents and court approvals to sell or transfer the related MSRs. We acquire newly originated MSRs from ResCap at contractually agreed multiples of the applicable servicing fee which approximates market value.
(5)	We acquired the MSRs related to $87.5 billion in UPB from Ally Bank in the Ally MSR Transaction and terminated the subservicing contract with respect to the acquired MSRs.
(6)	Aggregate purchase price consisting of $683.8 million of MSRs and $73.6 million of servicing advances and other receivables, net of assumed origination representation and warranty obligations in connection with the majority of the acquired MSRs. The estimated fair value of this obligation on the closing date was $136.7 million.
(7)	UPB consists of Agency MSRs. Prior to the acquisition, we subserviced these loans on behalf of Ally Bank under a contract assumption in connection with the ResCap Acquisition. We acquired newly originated Agency MSRs from Ally Bank through August 31, 2013, at a contractually agreed multiple of the applicable servicing fee which approximates market value.
(8)	Aggregate purchase price consists of $127.0 million of MSRs and $371.6 million of servicing advances. The OneWest MSR Transaction is expected to close in stages through the end of 2013. At September 30, 2013, estimated aggregate purchase price in connection with future settlements consisted of $305.1 million of MSRs and $1.6 billion of servicing advances. In October 2013, we closed the purchase of approximately $6.6 million of MSRs with a UPB of approximately $1.1 billion and approximately $37.1 million of servicing advances. On November 1, 2013, we closed the purchase of approximately $235.6 million of MSRs with a UPB of approximately $32.9 billion and approximately $1.3 billion of servicing advances. See Note 26 - Subsequent Events to the unaudited Consolidated Financial Statements for additional information.
(9)	UPB consists of $30.5 billion Agency MSRs. Additional UPB to be acquired is estimated at $41.9 billion Non-Agency MSRs.

In addition to the transactions above, on July 1, 2013 and September 1, 2013, we completed the boarding of $3.0 billion and $2.0 billion of UPB, respectively, for a total of approximately 32,800 loans, of non-prime subservicing from a large financial institution.

We are also continuing to execute on our strategy to reduce the amount of capital that we require through our relationship with HLSS. Until such time as we receive the third party consents required in connection with these sales, we account for the transactions as financings. As a result, the MSRs remain on our consolidated balance sheet and continue to be amortized. The excess of the proceeds received over our carrying value for the MSRs is deferred and amortized over the estimated life of the underlying MSRs. We recognize a financing liability and corresponding interest expense. See Note 3 – Transfers of Financial Assets and Note 26 – Subsequent Events to the unaudited Consolidated Financial Statements for additional information regarding the HLSS Transactions.

The following table includes HLSS Transactions completed during the nine months ended September 30, 2013:

Completion Date	Aggregate Proceeds	Unpaid Principal Balance MSRs (1)	Match Funded Advances	Deferred Gain	Match Funded Liabilities Repaid

March 2013	$803.9 million	$15.9 billion	$703.2 million	$3.7 million	$625.8 million

May 2013	$424.5 million	$10.6 billion	$376.6 million	$18.9 million	$311.5 million

July 2013	$2.6 billion	$83.3 billion	$2.4 billion	$16.0 million	$1.8 billion

(1)	Consists of Non-Agency non-prime MSRs, including all such MSRs acquired in the Homeward and ResCap Acquisitions.

Market Outlook

We expect that other non-prime and prime servicing platforms and servicing portfolios will come to market in the next several months. We are currently aware of potential MSR acquisition opportunities with an aggregate UPB of approximately $400 billion over the next 12 to 18 months, with at least $100 billion in the next few months. We believe that servicing and subservicing opportunities with an aggregate UPB of over $1.0 trillion could come to market in the next 2 to 3 years. To the extent that we find these opportunities to be attractive, we believe that we are positioned to effectively compete for such opportunities in light of our low cost, high-quality servicing platform. Our technology also provides us the ability to quickly scale our servicing operations to handle acquired loan portfolios.

In September 2013, we completed the sale of newly originated GSE MSRs to a market participant and retained the subservicing related to loans underlying the sold MSRs. We expect to execute additional GSE MSR sales with retained subservicing to reduce exposure to prepayments of owned MSRs.

We would generally expect lower prepayment rates due to lower refinancing activity in a rising rate environment, primarily in our performing Agency servicing portfolio. The balance of our non-prime portfolio has not historically experienced significant voluntary prepayments. As such, rising and higher interest rates are expected to positively impact our servicing portfolio. Combined with an improving economy and housing market, which should reduce delinquencies, we anticipate a favorable environment for our servicing portfolio.

Operations Summary

Our recent business acquisitions (Homeward Acquisition in December 2012 and ResCap Acquisition in February 2013) and MSR asset acquisitions (Ally MSR Transaction in April 2013 and OneWest MSR Transaction partially closed in August and September 2013) have significantly affected our consolidated operating results. The operating results of the acquired businesses are included in our operating results from their respective acquisition dates.

The following table summarizes our consolidated operating results for the three and nine months ended September 30, 2013 and 2012. We have provided a more complete discussion of operating results by line of business in the Segment Results and Financial Condition section.

	Three Months				Nine Months
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Consolidated:
Revenue:
Servicing and subservicing fees	$483,267	$223,011	$260,256	117%	$1,333,392	$578,435	$754,957	131%
Gain on loans held for sale, net	28,262	—	28,262	—	72,912	—	72,912	—
Other	19,711	9,689	10,022	103	76,014	30,178	45,836	152
Total revenue	531,240	232,700	298,540	128	1,482,318	608,613	873,705	144
Operating expenses	346,260	92,793	253,467	273	960,418	264,810	695,608	263
Income from operations	184,980	139,907	45,073	32	521,900	343,803	178,097	52
Other income (expense):
Interest expense	(110,055)	(58,417)	(51,638)	88	(303,339)	(163,660)	(139,679)	85
Other	1,350	(744)	2,094	281	(3,441)	886	(4,327)	(488)
Other expense, net	(108,705)	(59,161)	(49,544)	84	(306,780)	(162,774)	(144,006)	88
Income before income taxes	76,275	80,746	(4,471)	(6)	215,120	181,029	34,091	19
Income tax expense	9,273	29,346	(20,073)	(68)	26,250	65,447	(39,197)	(60)
Net income	67,002	51,400	15,602	30	188,870	115,582	73,288	63
Preferred stock dividends	(1,446)	—	(1,446)	—	(4,450)	—	(4,450)	—
Deemed dividend related to beneficial conversion feature of preferred stock	(4,401)	—	(4,401)	—	(6,573)	—	(6,573)	—
Net income attributable to Ocwen common stockholders	$61,155	$51,400	$9,755	19	$177,847	$115,582	$62,265	54

Segment income (loss) before income taxes:
Servicing	$78,028	$84,254	$(6,226)	(7)%	$263,267	$191,133	$72,134	38%
Lending	5,665	—	5,665	—	20,813	—	20,813	—
Corporate Items and Other	(7,418)	(3,508)	(3,910)	111	(68,960)	(10,104)	(58,856)	583
	$76,275	$80,746	$(4,471)	(6)	$215,120	$181,029	$34,091	19

Three Months Ended September 30, 2013 versus September 30, 2012. Servicing and subservicing fee revenues for the three months ended September 30, 2013 were higher than the three months ended September 30, 2012 primarily as a result of a 234% increase in the average UPB of our total residential servicing portfolio. The Homeward and ResCap Acquisitions and the Ally and OneWest MSR Transactions drove the 234% increase in the average size of the total residential portfolio as compared to the third quarter of 2012. The increase in servicing revenue resulting from the increase in the average UPB of the residential portfolio was offset in part by the effects of changes in the portfolio mix, with a larger proportion attributed to Agency loans and to subservicing. Agency servicing fees are typically lower than Non-Agency servicing fees, and we generally earn lower fees in connection with subservicing contracts versus servicing contracts. Lower fees earned under subservicing contracts are offset by lower interest expense on advance financing. The combined servicing and subservicing fee revenues generated by the Homeward, ResCap, Ally and OneWest portfolios during the third quarter of 2013 were $239.0 million.

Gain on sale of residential mortgage loans from our originations platforms, acquired as part of the Homeward and Liberty Acquisitions, reflected a strong pipeline coming into the quarter and higher conversion rates as borrowers reacted to rising mortgage rates. Margins on new originations were strong for most of the quarter. Gain on sale generated by the Homeward and Liberty platforms during the third quarter of 2013 were $17.0 million and $7.6 million, respectively. Liberty issued $206.7 million of Ginnie Mae reverse mortgage backed securities during the third quarter of 2013. As servicer, we are obligated to repurchase loans from Ginnie Mae guaranteed securitizations in order to complete a modification. Once the modification is completed, we pool the loans into new Ginnie Mae guaranteed securitizations at the then prevailing market value. We recorded $4.1 million in gains on the sale of the repurchased loans of $294.2 million of UPB during the quarter ended September 30, 2013.

Other revenues for the three months ended September 30, 2013 were higher than the three months ended September 30, 2012 primarily as a result of $8.7 million in loan origination revenues from our lending platforms.

Operating expenses for the three months ended September 30, 2013 increased as compared to the three months ended September 30, 2012 in part as a result of the Homeward, ResCap and Liberty Acquisitions which added $202.6 million of total operating expenses in the third quarter of 2013. In addition, operating expenses for the three months ended September 30, 2013 include transition costs related to moving loans from the ResCap platform onto Ocwen’s platform and ramp-up expenses for the OneWest transfer.

Other expense, net for the three months ended September 30, 2013 increased as compared to the three months ended September 30, 2012 primarily as a result of an increase in interest expense. The increase in interest expense was driven principally by the increase in interest on the financing liabilities that we have recognized in connection with the HLSS Transactions. This financing liability has increased from an average of $92.3 million in the third quarter of 2012 to an average of $661.2 million in the third quarter of 2013. The proceeds from the HLSS Transactions have allowed us to repay a substantial part of the borrowing incurred to finance the Homeward and ResCap Acquisitions and the Ally MSR Transaction and have provided a significant part of the financing to date for the OneWest MSR Transaction.

Consistent with our capital strategy, we expect to continue to sell rights to acquired and originated MSRs and the related servicing advances to HLSS. In the third quarter of 2013, we used the proceeds received in connection with the HLSS Transaction completed July 1 to reduce related match funded liabilities by $1.8 billion. Interest expense in connection with borrowings to fund servicing advances declined in the third quarter of 2013 as compared to the third quarter of 2012 as a result of sales of servicing advances to HLSS during the past year and the resulting payoff of advance financing facilities. However, the early repayment of our advance financing facilities resulted in our writing off to Interest expense $6.0 million of deferred financing costs associated with those facilities. We also wrote off to Other, net, $4.1 million of deferred loss on cash flow hedges relating to our advance financing facilities.

Nine Months Ended September 30, 2013 versus September 30, 2012. Servicing and subservicing fee revenues for the nine months ended September 30, 2013 were higher than for the nine months ended September 30, 2012 primarily as a result of a 256% increase in the average UPB of our residential servicing portfolio. Gains on sales of residential mortgage loans and origination revenues from our lending operations were $49.7 million and $30.9 million, respectively, for the nine months ended September 30, 2013. Gains on sales of modified FHA and VA insured loans into Ginnie Mae guaranteed securitizations were $20.3 million for the nine months ended September 30, 2013. The increase in revenues was offset in part by a decrease in the portfolio mix of servicing versus subservicing. Interest expense increased by 85% principally because of the increase in the HLSS financing liabilities and the increase in SSTL borrowings offset by a decline in match funded liabilities and a decline in the interest rate on the SSTL. Operating expenses and Other expense, net increased similarly, primarily as a result of the Homeward, ResCap, Liberty and OneWest transactions. In addition, we recorded a charge of $52.8 million during the second quarter of 2013 in connection with our ongoing discussions with the MMC, CFPB and state Attorneys General in connection with certain foreclosure related matters. See the Regulatory Contingencies section of Note 25 – Commitments and Contingencies for additional information regarding this matter.

Although income before income taxes for the nine months ended September 30, 2013 increased by $34.1 million as compared to the nine months ended September 30, 2012, income tax expense declined by $39.2 million as our estimated effective tax rate for 2013 declined to 12.2% as compared to 36.2% for the comparable 2012 period. Income tax provisions for interim periods are based on estimated annual income taxes calculated separately from the effect of significant, infrequent or unusual items. Income tax expense on income before income taxes differs from amounts that would be computed by applying the U.S. Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes and foreign tax rates, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes and changes in the liability for selected tax items. Our effective tax rate for 2013 is lower than the U.S. Federal corporate income tax rate of 35% primarily because of lower tax rates on our operations in the USVI. As part of an initiative to consolidate the ownership and management of all of our global servicing assets and operations under a single entity, Ocwen formed OMS in 2012 under the laws of the USVI where OMS has its principal place of business. OMS is located in a federally recognized economic development zone and effective October 1, 2012 became eligible for certain benefits which have a favorable impact on our effective tax rate. Our actual effective tax rate in the future will vary depending on the mix of U.S. and foreign assets and operations.

Change in Financial Condition Summary

Our balance sheet has grown as a result of the ResCap Acquisition and the Ally and OneWest MSR Transactions, partially offset by the HLSS Transactions completed during the period. The following table summarizes our consolidated balance sheet at the dates indicated. We provide a more complete discussion of our consolidated balance sheet in the Segments section.

	September 30, 2013	December 31, 2012	$ Change	% Change
Cash	$357,486	$220,130	$137,356	62%
Loans held for sale, at fair value	335,102	426,480	(91,378)	(21)
Advances and match funded advances	1,480,012	3,233,707	(1,753,695)	(54)
Mortgage servicing rights, at amortized cost	1,736,943	678,937	1,058,006	156
Mortgage servicing rights, at fair value	96,938	85,213	11,725	14
Deferred tax assets, net	93,343	92,136	1,207	1
Goodwill	407,620	412,866	(5,246)	(1)
Debt service accounts	45,462	88,748	(43,286)	(49)
Other	758,774	444,538	314,236	71
Total assets	$5,311,680	$5,682,755	$(371,075)	(7)

Match funded liabilities	$363,012	$2,532,745	$(2,169,733)	(86)%
Other borrowings	2,592,591	1,096,679	1,495,912	136
Other	554,708	288,537	266,171	92
Total liabilities	3,510,311	3,917,961	(407,650)	(10)
Mezzanine equity	59,945	153,372	(93,427)	(61)
Total stockholders’ equity	1,741,424	1,611,422	130,002	8
Total liabilities, mezzanine equity and stockholders’ equity	$5,311,680	$5,682,755	$(371,075)	(7)

Loans held for sale, at fair value declined as sales and transfers to the loans held for investment portfolio more than offset new origination volume for the period and the loans acquired in the Liberty Acquisition. Collections and the sale of advances and match funded advances to HLSS more than offset advances and match funded advances acquired in connection with the ResCap Acquisition and the Ally and OneWest MSR Transactions. MSRs increased as a result of the ResCap Acquisition, the Ally and OneWest MSR Transactions and the MSRs generated from our lending activities during the period, net of MSR sales. The decrease in goodwill is attributable to the derecognition of goodwill assigned to the Homeward diversified fee-based business that we sold to Altisource during the period offset in part by the ResCap Acquisition.

Match funded liabilities decreased as repayments from advance collections and from reductions as a result of sales of advances to HLSS more than offset new borrowings to finance the advances acquired in the ResCap Acquisition and the Ally MSR Transaction. Other borrowings increased as a result of:

●	the new SSTL facility used to finance the ResCap Acquisition, partially offset by the repayment of the previous SSTL facility,
●	the increase in the financing liability that we recognize in connection with the sale of Rights to MSRs to HLSS,
●	the paydown of warehouse lines used to fund our lending business and
●	the repayment of the $75.0 million unsecured loan from Altisource.

Other liabilities increased largely as a result of origination representation and warranty and timeline and other penalties in connection with servicing performance against investor standards and liabilities recorded in connection with potential legal and regulatory settlements, including the potential settlement in connection with certain foreclosure related matters.

Mezzanine equity declined primarily in connection with the conversion of 100,000 of the 162,000 outstanding shares of Series A Perpetual Convertible Preferred stock in September. We repurchased the 3,145,640 shares of common stock issued upon conversion.

Liquidity Summary

We meet our financing requirements using a combination of cash generated from operations and asset sales, debt and equity capital. Our short-term financing needs arise primarily from our holding of mortgage loans pending sale and our obligations to advance certain payments on behalf of delinquent mortgage borrowers. Our long-term financing needs arise primarily from our investments in MSRs and the financial instruments that we may acquire to manage the interest rate risk associated with those investments, and from investments that we make in technology and other capital expenditures. The structure and mix of our debt and equity capital are primarily driven by our strategic objectives but are also influenced by our credit ratings and market conditions. Such ratings and market conditions affect the type of financing we are able to obtain and the rate at which we are able to grow.

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

We define liquidity as unencumbered cash balances plus unused collateralized advance financing capacity. At September 30, 2013, our cash position was $357.5 million compared to $220.1 million at December 31, 2012. We had only $0.1 million of unused collateralized advance financing capacity at September 30, 2013 and none at December 31, 2012. Additional borrowing under these facilities is limited by the amount of collateral pledged to the facility.

Unused collateralized advance financing capacity was nearly zero at September 30, 2013 primarily because we paid off and terminated three advance financing facilities as part of the July 1, 2013 HLSS Transaction. We also were able to pay off and terminate a fourth facility. As a result, total borrowing capacity under our advance financing facilities was reduced to $400.0 million at September 30, 2013 of which only $37.0 million was available at September 30, 2013. The portion of the OneWest MSR Transaction completed to date was financed using available cash, generated largely from the July 1, 2013 HLSS Transaction.

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

Our investment policies emphasize principal preservation by limiting investments to include:

●	Securities issued by the U.S. government, a U.S. agency or a GSE

●	Money market mutual funds

●	Money market demand deposits

●	Demand deposit accounts

Interest Rate Risk Summary

Interest rate risk is a function of (i) the timing of re-pricing and (ii) the dollar amount of assets and liabilities that re-price at various times. We are exposed to interest rate risk to the extent that our interest rate sensitive liabilities mature or re-price at different speeds, or on different bases, than interest-earning assets.

In executing our hedging strategy for the servicing business, we attempt to mitigate the effect of increases in interest rates on the interest paid on our variable rate advance financing debt. We determine our hedging needs based on the projected excess of variable rate debt over cash and float balances since the earnings on cash and float balances are a partial offset to our exposure to changes in interest expense. Due to the recent growth of our residential servicing business, float balances have increased significantly to levels in excess of our variable rate debt. In response, we terminated our remaining interest rate swaps effective May 31, 2013. We also purchased interest rate caps as economic hedges (not designated as a hedge for accounting purposes) to minimize future interest rate exposure from increases in one-month LIBOR interest rates, as required by certain of our advance financing facilities. We terminated our remaining interest rate caps during the third quarter of 2013.

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

See Note 19 – Derivative Financial Instruments and Hedging Activities to the unaudited Consolidated Financial Statements for additional information regarding our use of derivatives.

CRITICAL ACCOUNTING POLICIES

Our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of future events. Our critical accounting policies relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail on pages 44 through 47 of Management’s Discussion and Analysis of Results of Operations and Financial Condition and in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed March 1, 2013. Such policies have not changed during the first nine months of 2013.

SEGMENT RESULTS AND FINANCIAL CONDITION

For each of our segments, the following section provides a discussion of the changes in financial condition during the nine months ended September 30, 2013 and a discussion of pre-tax results of operations for the three and nine months ended September 30, 2013 and 2012.

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

We recognize servicing fees as revenue when the fees are earned, which is generally when the borrower makes a payment or when a delinquent loan is resolved through modification (HAMP or non-HAMP), payoff or through the sale of the underlying mortgaged property following foreclosure. Our revenue recognition is, therefore, a function of unpaid principal balance (UPB), the number of payments received and delinquent loans that resolve. When a loan becomes current via our non-HAMP modification process, deferred servicing fees and late fees are considered earned and are recognized as revenue. However, if any debt is forgiven as part of a non-HAMP modification, no late fees are collected or earned. When a loan becomes current via the HAMP modification process, deferred servicing fees are earned and recognized as revenue. However, late fees are forfeited. Initial HAMP fees are also recognized as revenue at that time. In addition, under HAMP, if a modified loan remains less than 90 days delinquent, we earn HAMP success fees at the first, second and third anniversaries of the start of the trial modification.

Aggregate UPB is a key revenue driver for the Servicing business. Because servicing fees are generally expressed as a percentage of UPB, growth in the portfolio generally means growth in servicing fees. Additionally, a larger servicing portfolio generates increased ancillary fees and leads to larger custodial account balances (float balances) generating greater float earnings. In general, a larger servicing portfolio also increases operating expenses but at a less rapid pace than the growth in UPB. To the extent that we grow UPB, our amortization of MSRs will typically increase with the growth in the carrying value of our MSRs. We will also incur additional interest expense to finance servicing advances made in connection with those MSRs.

Changes in the mix of owned servicing versus subservicing impacts our fee revenue as we generally earn lower fees in connection with subservicing arrangements.  Owned servicing fees generally range from 25 to 65 basis points and entitle the servicer to certain ancillary fee income.  Subservicing fees earned typically range from 10 to 39 basis points on average.  Lower fees earned under subservicing contracts are offset by lower interest expense on advance financing.  Our product mix has changed significantly as a result of acquisitions.  Servicing fees earned on Non-Agency assets are generally higher than those earned on Agency assets.  The average servicing fee earned on our Non-Agency assets is approximately 45 basis points as compared to the Agency average servicing fee of 30 basis points.

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

The following table presents the results of operations of our Servicing segment for the periods ended September 30:

	Three Months		Nine Months
	2013	2012	2013	2012
Revenue
Servicing and subservicing fees:
Residential	$478,381	$219,251	$1,316,981	$570,849
Commercial	4,123	3,907	12,086	8,198
	482,504	223,158	1,329,067	579,047
Gain on loans held for sale, net (1)	3,660	—	23,227	—
Process management fees and other	10,138	8,946	29,578	27,642
Total revenue	496,302	232,104	1,381,872	606,689

Operating expenses
Compensation and benefits	82,791	22,248	243,946	70,174
Amortization of servicing rights	79,035	20,150	197,287	53,561
Servicing and origination	30,748	9,808	76,864	18,887
Technology and communications	30,330	9,809	84,411	25,958
Professional services	6,621	2,947	21,989	13,166
Occupancy and equipment	26,441	10,199	62,708	32,840
Other operating expenses (1)	49,688	13,582	108,440	37,956
Total operating expenses	305,654	88,743	795,645	252,542

Income from operations	190,648	143,361	586,227	354,147

Other income (expense)
Interest income (1)	859	—	1,382	—
Interest expense	(106,848)	(58,144)	(293,381)	(162,810)
Loss on debt redemption	—	—	(17,030)	—
Other, net	(6,631)	(963)	(13,931)	(204)
Total other expense, net	(112,620)	(59,107)	(322,960)	(163,014)

Income before income taxes	$78,028	$84,254	$263,267	$191,133
(1)	Within the statement of operations for the nine months ended September 30, 2013, we reclassified certain amounts related to servicing FHA and VA loans in GNMA securitizations. We reclassified $9.9 million to Servicing and originations expense within Operating expenses. Previously, this amount was reported as Other operating expenses ($14.2 million) and Interest income ($4.3 million). We also reclassified $16.2 million of gains on sales of modified FHA and VA loans from Other, net within the Other income (expense) section to Gain on sale of loans held for sale within the Revenue section.
53

The following table provides selected Servicing operating statistics at September 30:

	2013	2012	% Change
Residential Assets Serviced
UPB:
Performing loans (1)	$371,279,813	$94,726,687	292%
Non-performing loans	56,846,036	26,639,871	113
Non-performing real estate	6,693,577	5,700,122	17
Total residential assets serviced (2)	$434,819,426	$127,066,680	242

Agency loans (3)	$246,364,091	$19,759,506	1,147
Non Agency loans	188,455,335	107,307,174	76
Total residential loans serviced	$434,819,426	$127,066,680	242

Percent of total UPB:
Servicing portfolio	83.4%	85.4%	(2)%
Subservicing portfolio	16.6	14.6	14
Non-performing residential assets serviced	14.6%	23.6%	(38)

Number of:
Performing loans (1)	2,431,084	640,690	279%
Non-performing loans	328,546	134,445	144
Non-performing real estate	36,521	30,292	21
Total number of residential assets serviced (2)	2,796,151	805,427	247

Agency loans (3)	1,390,272	103,453	1,244
Non Agency loans	1,405,879	701,974	100
Total residential loans serviced	2,796,151	805,427	247

Percent of total number:
Servicing portfolio	80.9%	86.5%	(6)%
Subservicing portfolio	19.1	13.5	41
Non-performing residential assets serviced	13.1%	18.6%	(30)
54

The following table provides selected Servicing operating statistics for the three and nine months ended September 30:

	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change
Residential Assets Serviced
Average UPB of residential assets serviced:
Servicing	$345,662,822	$110,464,536	213%	$301,982,054	$99,644,259	203%
Subservicing	77,494,904	16,106,037	381	103,395,969	14,379,429	619
	$423,157,726	$126,570,573	234	$405,378,023	$114,023,688	256

Prepayment speed (average Constant Prepayment Rate or CPR)	15.8%	14.3%	10	18.2%	14.7%	24

Average number of residential assets serviced:
Servicing	2,165,082	704,436	207%	1,884,850	644,776	192%
Subservicing	564,233	100,581	461	670,400	94,587	609
	2,729,315	805,017	239	2,555,250	739,363	246

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$333,363	$143,085	133%	$903,253	$389,917	132%
Subservicing	35,189	14,297	146	91,508	27,774	229
	368,552	157,382	134	994,761	417,691	138
HAMP fees	40,213	21,610	86	117,681	55,684	111
Late charges	30,155	16,171	86	85,211	52,454	62
Loan collection fees	8,375	4,085	105	22,476	11,234	100
Custodial accounts (float earnings)	576	927	(38)	4,184	2,378	76
Other	30,510	19,076	60	92,668	31,408	195
	$478,381	$219,251	118	$1,316,981	$570,849	131

Number of Completed Modifications
HAMP	15,273	5,317	187%	34,443	13,270	160%
Non-HAMP	16,778	12,818	31	49,928	50,288	(1)
Total	32,051	18,135	77	84,371	63,558	33

Financing Costs
Average balance of advances and match funded advances	$1,741,506	$4,122,294	(58)%	$2,944,769	$3,829,231	(23)%
Average borrowings (4)	1,603,023	3,147,677	(49)	2,892,292	3,203,530	(10)
Interest expense on borrowings (4)	23,134	43,191	(46)	116,026	131,868	(12)
Facility costs included in interest expense (4)	8,077	6,110	32	15,757	15,515	2
Discount amortization included in interest expense	330	1,200	(73)	1,082	2,680	(60)
Effective average interest rate (4)	5.77%	5.49%	5	5.35%	5.49%	(3)
Average 1-month LIBOR	0.19%	0.24%	(21)	0.19%	0.24%	(21)

Average Employment
India and other	5,120	3,792	35%	4,860	4,236	15%
United States (5)	3,275	725	352	3,386	714	374
Total	8,395	4,517	86	8,246	4,950	67

Collections on Loans Serviced for Others	$22,346,482	$3,314,692	574%	$66,846,411	$8,563,886	681%
55

(1)	Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)	At September 30, 2013, we serviced 951,384 subprime loans with a UPB of $147.7 billion. This compares to 747,908 subprime loans with a UPB of $113.4 billion at December 31, 2012 and 609,304 subprime loans with a UPB of $93.2 billion at September 30, 2012.
(3)	Agency loans at September 30, 2013 include 114,201 prime loans with a UPB of $33.7 billion that we subservice and which consist primarily of jumbo loans which exceed conforming loan size limits set by Fannie Mae and Freddie Mac.
(4)	Excludes interest expense related to financing liabilities that we recognized in connection with the HLSS Transactions. Interest on the HLSS financing liabilities amounted to $74.2 million and $14.0 million for the three months ended September 30, 2013 and 2012, respectively, and $168.6 million and $27.6 million for the nine months ended September 30, 2013 and 2012, respectively. Also excludes the average balance of the HLSS financing liabilities of $661.2 million and $92.3 million, respectively, and $464.37 million and $60.2 million, respectively, during the same periods. See Note 3 – Transfers of Financial Assets to the unaudited Consolidated Financial Statements for additional information regarding the HLSS Transactions.
(5)	The ResCap and Homeward Acquisitions added an average of 2,088 and 368 employees, respectively, during the three months ended September 30, 2013 and an average of 1,977 and 635 employees, respectively, during the nine months ended September 30, 2013. Excluding ResCap and Homeward employees, U.S average staffing was 819 and 725 for the three months ended September 30, 2013 and 2012, respectively, as compared to 773 and 714 for the nine months ended September 30, 2013 and 2012, respectively.
56

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB (1)		Count
	2013	2012	2013	2012
Servicing and subservicing portfolio at beginning of the year	$203,665,716	$102,199,222	1,219,956	671,623
Additions	276,366,219	47,480	1,773,522	206
Runoff	(12,960,274)	(3,806,236)	(61,872)	(16,319)
Servicing and subservicing portfolio at March 31 (2)	467,071,661	98,440,466	2,931,606	655,510
Additions	5,314,631	34,182,040	23,735	176,050
Servicing transfers	(10,933,630)	—	(49,356)	—
Runoff	(25,197,279)	(4,749,282)	(120,060)	(20,666)
Servicing and subservicing portfolio at June 30	436,255,383	127,873,224	2,785,925	810,894
Additions	38,739,521	4,136,704	196,251	15,741
Servicing transfers	(22,259,926)	—	(94,301)	—
Runoff	(17,915,552)	(4,943,248)	(91,724)	(21,208)
Servicing and subservicing portfolio at September 30	$434,819,426	$127,066,680	2,796,151	805,427
(1)	Principal modifications may include the legal separation and deferral of principal to the end of the loan (commonly referred to as principal forbearance). Principal forbearance does not accrue interest and may be collected upon final liquidation of the loan. We do not earn servicing fees on principal forbearance and, therefore, exclude it from our servicing portfolio UPB.
(2)	In order to conform to the current presentation, we revised the previously reported servicing portfolio UPB at March 31, 2013 to exclude $2.4 billion related to principal forbearance.

Three months ended September 30, 2013 versus September 30, 2012. Total residential servicing and subservicing fees for the third quarter of 2013 were $259.1 million, or 118%, higher than the third quarter of 2012 primarily due to:

●	A 234% increase in the average UPB of assets serviced driven primarily by the Homeward and ResCap Acquisitions, the Ally and OneWest MSR Transactions and new MSR capitalization in connection with our lending activities. During the third quarter of 2013, the Homeward, ResCap, Ally and OneWest portfolios added total servicing fees and subservicing fees of $239.0 million. These increases were offset in part by runoff of the portfolio as a result of principal repayments, modifications, real estate sales and servicing transfers;
●	Approximately $7.1 billion in loans temporarily subserviced pending receipt of third party consents and court approvals in connection with the acquisition of ResCap in February 2013, became serviced loans upon completion of the MSR purchase in September 2013;
●	A 77% increase in total completed modifications across all portfolios;
●	Offset in part by:
o	A change in the portfolio product mix, with a larger proportion of the portfolio attributable to Agency loans for which we earn a lower fees on average;
o	A change in the portfolio profile, with a larger proportion of the portfolio growth attributable to performing loans, which leads to lower revenue potential for ancillary and default servicing; and,
o	A change in the portfolio mix, with a larger proportion of the portfolio attributable to subservicing for which we earn lower fees.

An increase in modifications typically results in higher revenue for the period because when we return a loan to performing status, we generally recognize any deferred servicing fees and late fees on the loan. For loans modified under HAMP, which is set to expire on December 31, 2015, we earn HAMP fees in place of late fees. As noted above, total completed modifications were up 77% with HAMP accounting for 48% of the total versus 29% in the third quarter of 2012. Of the total modifications completed during the third quarter of 2013, 59% included principal modifications. This compares to 75% in the third quarter of 2012. Our “Shared Appreciation Modification” (SAM) program accounted for 15% of the total modifications completed during the third quarter of 2013 as compared to 24% for the third quarter of 2012. We recognized servicing fee, late charge and HAMP fee revenue of $80.8 million and $45.9 million during the third quarter of 2013 and 2012, respectively, in connection with modifications.

The serviced portfolio product mix has changed significantly as a result of the Homeward and ResCap Acquisitions and the Ally and OneWest MSR Transactions.  The proportion of Agency loans to total serviced assets grew from 16% at September 30, 2012 to 57% at September 30, 2013.  Agency loans represented 74% of the overall growth in the UPB of serviced assets.  Agency servicing fees earned are typically lower than Non-Agency servicing fees.  Continuing growth in our Agency serviced assets will result in revenue growth that will lag the growth in UPB.  Similarly, the change in mix of serviced loans versus subserviced loans results in residential servicing and subservicing revenues growing more slowly than the UPB of serviced assets.  Combined, these changes in portfolio mix resulted in a decrease in annualized revenues to 0.45% of average UPB in the third quarter of 2013 as compared to 0.69% for the third quarter of 2012.

Overall, the non-performing delinquency rate based on UPB dropped from 23.6% at September 30, 2012 to 14.6% at September 30, 2013 largely due to the ResCap and Ally portfolios which had a combined non-performing rate of 7.1% at September 30, 2013. Excluding the effects of the ResCap Acquisition and Ally MSR Transaction, the non-performing rate was 19.7% at September 30, 2013. Improvements in our overall delinquency rates also continue to be driven by modifications and improvements in our early loss mitigation efforts.

We estimate that the balance of deferred servicing fees related to delinquent borrower payments was $500.5 million at September 30, 2013 compared to $452.0 million at December 31, 2012. The net increase is primarily due to the ResCap Acquisition and the Ally and OneWest MSR Transactions offset by collections and resolutions of delinquent loans through modification, payoff or through the sale of the underlying mortgaged property following foreclosure.

Average prepayment speed increased to 15.8% for the third quarter of 2013 compared to 14.3% for the same period of 2012. For the third quarter of 2013, principal reduction modifications, regular principal payments and other voluntary payoffs accounted for approximately 83% of average CPR with real estate sales and other involuntary liquidations accounting for the remaining 17%. For the third quarter of 2012, total voluntary and involuntary reductions accounted for 51% and 49%, respectively, of average CPR. Principal reduction modifications accounted for 15% and 16% of our average prepayment speed for the 2013 and 2012 periods, respectively. Primarily as a result of the Homeward and ResCap Acquisitions and the Ally MSR Transaction, Agency, prime loans comprise 57% of the total UPB of our servicing portfolio at September 30, 2013 as compared to 16% at September 30, 2012. These Agency loans have higher voluntary prepayments as compared with our non-prime portfolios. Historically low interest rates and improving home values create the ideal environment for voluntary prepayments. The shift in the product mix of our portfolio is resulting in increased CPR. Loss mitigation activities in connection with newly acquired portfolios also increase CPR.

Gain on loans held for sale, net of $3.7 million for the three months ended September 30, 2013 represents gains on the sale of modified FHA and VA loans. As servicer, we are obligated to repurchase loans from Ginnie Mae guaranteed securitizations in order to complete a modification. Once the modification is completed we pool the loans into new Ginnie Mae guaranteed securitizations at the then prevailing market value.

Operating expenses increased by $216.9 million in the third quarter of 2013, or 244%, as compared to the third quarter of 2012 primarily as a result of the effects of the Homeward and ResCap Acquisitions and the Ally and OneWest MSR Transactions.

●	Compensation and benefits increased by $60.5 million, or 272%, largely as a result of an increase in headcount resulting from the ResCap and Homeward Acquisitions. At September 30, 2013, ResCap and Homeward employees totaled 2,015 and 1,428, respectively.
●	Amortization of MSRs increased by $58.9 million in the third quarter of 2013 due principally to $57.0 million of additional amortization attributed to the Homeward, ResCap, Ally and OneWest transactions offset in part by a decline in amortization on pre-existing MSRs because of portfolio runoff.
●	Servicing and origination expenses increased by $20.9 million primarily due to $17.8 million of losses recognized in connection with our Ginnie Mae servicing. As servicer, we are obligated to purchase delinquent loans immediately prior to foreclosure at a price equal to the UPB of the loans plus accrued and unpaid interest. Upon resolution of the loan, we file claims for reimbursement from the FHA or the VA in accordance with the contractual reimbursement levels. We may not be reimbursed fully for interest and principal losses and expenses to the extent that they exceed reimbursable rates. These costs are contemplated in the cash flow in connection with our Ginnie Mae MSRs.
●	Technology and communications and Occupancy and equipment costs increased by a combined $36.7 million as we added facilities and infrastructure, largely through the Homeward and ResCap Acquisitions, to support the residential servicing portfolio growth.
●	Other operating expenses increased by $36.1 million due in large part to $19.5 million of additional overhead cost allocations for support services including law, human resources, accounting and finance. We also incurred $13.6 million outsourcing expenses incurred primarily in connection with the acquired ResCap servicing platform. The ResCap servicing platform leverages third-party outsourcing for a variety of functions. We anticipate these costs will be absorbed and/or diminish as the ResCap assets transition to the REALServicing™ platform.

Interest expense related to the financing liabilities that we recognized in connection with the HLSS Transactions increased to $74.2 million for the third quarter of 2013 from $14.0 million in the third quarter of 2012. The average balance of the HLSS financing liabilities increased to $661.2 million in the third quarter of 2013 from $92.3 million in the third quarter of 2012. As discussed in the following paragraphs, interest expense on the portion of the sales proceeds accounted for as a financing is greater than the interest on the match funded liabilities that were assumed by HLSS or repaid.

Under the agreements associated with the HLSS Transactions, we agree to remit to HLSS the servicing fees generated by the MSRs, except for the ancillary fees. HLSS, in turn, pays us a subservicing fee on the related mortgage loans. The servicing fees that we remit to HLSS, net of the subservicing fees that we receive from HLSS, are accounted for in part as a reduction of the HLSS financing liability with the remainder accounted for as interest expense.

Typically, we fund 100% of the cost of MSRs with our own capital on which we recognize no interest expense. In the HLSS Transactions, we effectively finance 100% of the MSRs, and we are also relieved of both the obligation to fund future servicing advances and the need to bear the cost of financing the advances. A portion of the fees remitted to HLSS compensates HLSS for relieving us of this obligation. By comparison, in a traditional secured financing arrangement for financings related to private label securities, we would generally expect to obtain financing of between 70% and 90% of the value of the pledged assets. For these reasons, the interest expense paid to HLSS is substantially higher than it would be if we were to retain the MSRs and fund the MSRs and the advances on our balance sheet. The benefit of the HLSS Transactions is that they give us the ability to redeploy our capital toward additional acquisitions and to avoid the need to raise additional capital, which would dilute our shareholders.

Average borrowings of the Servicing segment, excluding the HLSS financing liabilities, decreased by 49% during the third quarter of 2013 as compared to 2012. The decline in these borrowings was driven largely by the 58% decline in the average balance of advances and match funded advances during the same period. During the fourth quarter of 2012 and through the first half of 2013, we increased borrowings substantially in order to fund the Homeward, ResCap and Ally transactions. While the decrease in average borrowings in the third quarter of 2013 is, in part, the result of repayments of match funded debt from advance collections, the largest contributor to the decline was the HLSS Transaction that closed on July 1, 2013. As a part of this transaction, we sold $2.4 billion of advances to HLSS and fully repaid $1.8 billion of borrowings under three match funded advance financing facilities. We were able the use the remaining proceeds from the July transaction to fund the initial purchases of MSRs and advances related to the OneWest MSR Transaction as well as other smaller asset acquisitions.

Interest expense, excluding interest on the HLSS financing liabilities, decreased by 46% as compared to the 49% decrease in average borrowings as the result of several factors. The average effective rate on our match funded debt increased from 4.43% during the third quarter of 2012 to 16.70% during the third quarter of 2013. This increase was principally the result of the accelerated write-off of $6.0 million of deferred financing costs associated with the three advance financing facilities that were repaid as part of the July 1, 2013 HLSS Transaction and a fourth facility that was also repaid in July. The effect of the write off of these deferred fees was largely offset by a decline in the effective rate on our SSTL debt from 9.45% to 5.54% as a result of decreases both in the margin applied to the interest rate index and in the floor placed on the interest rate index. However, because we chose to redeploy the net proceeds from the July 1, 2013 HLSS Transaction principally to fund the OneWest MSR Transaction rather than pay down the SSTL, we incurred additional interest expense during the three months ended September 30, 2013.

Other, net, for the three months ended September 30, 2013 includes the amortization of $7.8 million of deferred derivative losses on cash flow hedges from Accumulated other comprehensive loss. This loss is primarily the result of the accelerated write off of $4.1 million of deferrals associated with the four advance financing facilities that we repaid and terminated in July. The loss also includes the amortization of cash flow hedge losses related to the Ally MSR Transaction.

Nine months ended September 30, 2013 versus September 30, 2012. Similar to the three months ended September 30, 2013, revenues and operating expenses of the Servicing segment for the nine months ended September 30, 2013 were significantly impacted by the Homeward, ResCap, Liberty, Ally and OneWest transactions and the liability established during the second quarter of 2013 in connection with certain foreclosure related matters. Residential servicing and subservicing fee revenues for the nine months ended September 30, 2013 were $746.1 million, or 131%, higher than for the nine months ended September 30, 2012 primarily as a result of a 256% increase in the average UPB of our residential servicing portfolio and a 33% increase in completed modifications. This increase was offset in part by changes in the portfolio mix, with Agency loans and subservicing contracts comprising a larger proportion of the total portfolio. The Homeward, ResCap, Ally and OneWest portfolios added $587.2 million of total servicing fees and subservicing fees during the nine months ended September 30, 2013. Revenue for the nine months ended September 30, 2013 also includes $23.2 million of gains on the sale of modified FHA and VA loans. Operating expenses increased by $543.1 million, or 215%, with the Homeward, ResCap and Liberty Acquisitions accounting for approximately $516.7 million of the increase.

Interest expense on the HLSS financing liabilities increased from $27.6 million during nine months ended September 30, 2012 to $168.6 million during the nine months ended September 30, 2013 as the average balance of the HLSS financing liabilities increase from $60.2 to $464.7 million during the same periods, respectively.

Excluding the HLSS financing liabilities, average borrowings of the Servicing segment decreased by 10% during the nine months ended September 30, 2013 as compared to the same period of 2012 while average advances and match funded advances decreased by 23%. Average borrowings declined less than average advances principally because we had significantly increased the percentage of assets financed during the first half of 2013 in order to fund the Homeward and ResCap Acquisitions. Interest expense, excluding interest on the HLSS financing liabilities, decreased by 12% as declines in the effective rate on the SSTL debt were offset by the write off of $ 6.0 million of deferred financing costs due to the early payoff of advance financing facilities. As a result, the average effective rate on our match funded debt increased from 4.47% during the nine months ended September 30, 2012 to 4.69% during the same period of 2013. The effective rate on our SSTL debt declined from 8.82% to 5.98% due to decreases both in the margin applied to the interest rate index and in the floor placed on the interest rate index.

The following table presents assets and liabilities of the Servicing segment at the dates indicated:

	September 30, 2013	December 31, 2012
Advances	$937,681	$176,360
Match funded advances	533,725	3,049,244
Mortgage servicing rights, at amortized cost	1,734,480	678,937
Mortgage servicing rights, at fair value	96,938	85,213
Receivables, net	135,663	83,223
Goodwill	284,025	210,965
Premises and equipment	28,349	13,932
Debt service accounts	42,685	87,249
Asset purchase price deposit – ResCap Acquisition	—	57,000
Prepaid lender fees and debt issuance costs, net	24,846	14,313
Due from related parties	33,541	8,111
Loans held for sale, at lower of cost or fair value	67,798	147
Other	5,779	33,349
Total assets	$3,925,510	$4,498,043

Match funded liabilities	$363,012	$2,532,745
Other borrowings	2,000,701	705,771
Liability for indemnification obligations	198,635	38,140
Accrued expenses	38,138	47,682
Due to related parties	12,553	37,260
Checks held for escheat	24,155	29,593
Payable to servicing and subservicing investors	27,063	9,973
Servicing liabilities	11,568	9,830
Accrued interest payable	9,371	5,412
Other	50,472	21,101
Total liabilities	$2,735,668	$3,437,507

The ResCap Acquisition, the Ally and OneWest MSR Transactions and the HLSS Transactions, collectively, had a significant effect on the Servicing balance sheet during the nine months ended September 30, 2013. Largely as a result of these transactions:

●	Advances and Match funded advances decreased by $1.8 billion primarily due to the sale of $3.5 billion of advances to HLSS and collections offset by the ResCap Acquisition and Ally and OneWest MSR Transactions which added $1.7 billion, $73.6 million and $371.6 million of advances, respectively.
●	MSRs, at amortized cost, increased by $1.1 billion as a result of the ResCap Acquisition ($391.9 million), Ally MSR Transaction ($683.8 million), OneWest MSR Transaction ($127.0 million) and new capitalization of MSRs from our lending operations ($63.2 million) offset by amortization ($197.9 million) and sales ($17.5 million).
●	We recorded goodwill of $73.1 million in the Servicing segment in connection with the ResCap Acquisition.
●	As a Ginnie Mae servicer, we have an obligation to repurchase certain loans from Ginnie Mae guaranteed securitizations under certain circumstances including, but not limited to, in connection with loan modifications, immediately prior to foreclosure and in connection with loan resolutions. These loans are held for sale and are carried at the lower of cost or fair value. The carrying amount at September 30, 2013 was $67.8 million.
●	Match funded liabilities decreased by $2.2 billion. We used $2.7 billion of proceeds from the HLSS Transactions to repay match funded liabilities. This decrease was offset by new borrowings to finance the advances acquired in the ResCap Acquisition and the Ally MSR Transaction.
60

●	Other borrowings increased by $1.3 billion primarily due to borrowings of $1.3 billion under a new SSTL facility principally to fund the ResCap acquisition. We repaid the previous SSTL which had an outstanding balance of $306.0 million net of discount at December 31, 2012 and recognized a loss on early redemption of $15.0 million representing the write-off of unamortized deferred costs and discount. We also repaid the senior unsecured loan agreement with Altisource under which we borrowed $75.0 million to finance a portion of the Homeward Acquisition. Financing liabilities that we recognized in connection with the HLSS Transactions increased by $341.4 million primarily as a result of a sale of Rights to MSRs that we accounted for as a financing.
●	The ResCap Acquisition added $74.6 million of accrued expenses, primarily related to a liability for compensatory fees for foreclosures that may ultimately exceed investor timelines. The Ally MSR Transaction included the assumption of origination representation and warranty obligations of approximately $136.7 million in connection with a majority of the acquired MSRs.

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

Lending provides a low cost means of acquiring MSRs with good return profiles.  Loans are acquired through correspondent lender relationships, broker relationships and by directly originating loans for customers in our servicing portfolio. We continued to grow our direct lending business in the third quarter, increasing our number of loan officers by 50% to 75. Our business is well positioned to shift with the market as our Lending business operates with a highly variable cost structure enabling us to adapt to changing market demand.

The Lending segment contributed $5.7 million of pre-tax income on $33.5 million of revenue in the third quarter. The Homeward lending operation generated $8.9 million of pre-tax income and funded $1.4 billion with another $142 million recaptured via partnerships. While the residential lending market overall contracted almost 30% over the same period, pull-through adjusted lock volume of $1.5 billion increased 6% above the prior quarter.  Margin increased in the third quarter due to a change in the funded volume mix toward the recapture of loans from our portfolio. Loans originated through our own direct-to-consumer operations grew over 60% from $60.6 million in the second quarter of 2013 to over $98 million in the third quarter of 2013. Ocwen’s direct channel had locks increase by approximately four times the second quarter’s level while volume sourced from the correspondent channel dropped from 99% of total volume in the third quarter of 2012 to 61% in the third quarter of 2013. From a product perspective, FHA/VA products were introduced in the quarter and grew to 13% of fundings.  HARP comprised 16% of fundings compared to 1% in the third quarter of 2012.  The proportion of purchase as compared to refinance originations increased in line with overall market trends.

Liberty reverse mortgage operation had a negative overall contribution to segment pre-tax income with a $3.2 million loss as funded volume of $278 million declined from $370 million in the second quarter. Industry changes to product availability have resulted in current period volume and margin contraction. The reverse mortgage market shifted from a fixed rate product (70% share), to a LIBOR product (90% share) resulting in lower day one loan size and gain on sale impacting current period income. Over time, the loan balances on these newly originated loans are expected to grow generating estimated future value of $6.4 million relating to third quarter production.

The following table presents the results of operations of the Lending segment for the periods ended September 30, 2013:

	Three Months	Nine Months
Revenue
Gain on loans held for sale, net	$24,602	$49,687
Other	8,937	31,493
Total revenue	33,539	81,180

Operating expenses	29,504	69,543

Income from operations	4,035	11,637

Other income (expense)
Interest income	3,066	12,432
Interest expense	(3,279)	(10,108)
Gain on debt redemption	1,282	4,474
Other, net	561	2,378
Other income, net	1,630	9,176

Income before income taxes	$5,665	$20,813

Our funded originations in 2013 were as follows:

	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Nine Months Ended September 30
Loans Funded (UPB):
Correspondent and other	$2,357,967	$1,532,425	$1,307,261	$5,197,653
Direct	33,644	60,646	98,458	192,748
	$2,391,611	$1,593,071	$1,405,719	$5,390,401

Total revenue for the Lending segment declined slightly to $33.5 million, or 0.6%, in the third quarter of 2013 as compared to the second quarter of 2013. Revenue for the Homeward lending operation grew over 40% in the third quarter of 2013 as compared to the second quarter of 2013 as a result of higher gains on sales of mortgages, following a shift towards the recapture of loans from our portfolio. The market shift to variable rate product negatively impacted Liberty’s revenue which declined by 37% in the third quarter of 2013 as compared to the second quarter of 2013.  Overall operating expenses for the segment increased slightly to $29.5 million, or 2%, in the third quarter of 2013 as compared to the second quarter of 2013.

The servicing values utilized in our gain on sale calculation are evaluated closely and measured against market levels to foster a strong balance sheet and generate required returns over the estimated life of the originated MSR.  To date, the excellent credit quality of the loans generated by our Lending segment has been reflected by our having no credit losses from repurchases and by our experiencing a 60+ day delinquency rate of only 1% on the loans.

As disclosed in Note 15 – Other Borrowings to the unaudited Consolidated Financial Statements, we have sold MSRs for certain loans to an unrelated third party in transactions accounted for as financings. In June 2013 and September 2013, we repurchased MSRs from the December 2012 sale related to loans that had been refinanced under HARP and recognized a gain on the retirement of the financing liability of $1.3 million and $4.5 million for the three and nine months ended September 30, 2013, respectively.

The following table presents assets and liabilities of the Lending segment at the dates indicated:

	September 30, 2013	December 31, 2012
Loans held for sale, at fair value	$335,102	$426,480
Mortgage servicing rights, at amortized cost	2,463	—
Receivables	11,527	850
Goodwill	123,494	120,294
Loans – restricted for securitization investors, at fair value	290,853	—
Derivatives, at fair value	12,965	—
Other	2,373	2,945
Total assets	$778,777	$550,569

Other borrowings	$588,667	$388,075
Derivatives, at fair value	11,659	—
Other	22,077	19
Total liabilities	$622,403	$388,094

The Liberty Acquisition, offset by a decline in forward mortgage origination volume, drove the most significant changes to the Lending balance sheet during the nine months ended September 30, 2013:

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

Borrowings increased as a result of warehouse facilities assumed in connection with the Liberty Acquisition and the recognition of $284.2 million of amounts due to the holders of participating interests in Ginnie Mae-guaranteed securitizations that we include in our consolidated financial statements because the transfers of reverse mortgage loans to the trusts did not qualify for sales accounting treatment. These increases were offset in part by declines in borrowings under existing warehouse facilities as a result of a decline in origination volume. See Note 15 – Other Borrowings for additional information regarding warehouse facilities used to fund originations of loans.

Corporate Items and Other

The following table presents the results of operations of Corporate Items and Other for the periods ended September 30:

	Three Months		Nine Months
	2013	2012	2013	2012
Revenue	$1,801	$873	$19,758	$2,736
Operating expenses	11,143	4,162	95,361	12,659
Loss from operations	(9,342)	(3,289)	(75,603)	(9,923)
Other income (expense)
Net interest income	1,526	1,811	3,666	5,584
Other, net	398	(2,030)	2,977	(5,765)
Other income (expense), net	1,924	(219)	6,643	(181)

Loss before income taxes	$(7,418)	$(3,508)	$(68,960)	$(10,104)

Three months ended September 30, 2013 versus September 30, 2012. Operating expenses for the three months ended September 30, 2013 are higher than the three months ended September 30, 2012 primarily due to costs incurred in connection with certain legal matters and other professional services, Homeward Acquisition integration costs, costs associated with facilities in India and the Philippines that are not yet operational and other unallocated expenses due to timing.  Accumulated costs associated with India and Philippines facilities will be allocated to the appropriate segments once they are operational.

Nine months ended September 30, 2013 versus September 30, 2012. Revenues and operating expenses for the first nine months of 2013 include $15.2 million and $15.0 million, respectively, related to the diversified fee-based business we acquired as part of the Homeward Acquisition, the majority of which was subsequently sold on March 29, 2013. Operating expenses for the nine months ended September 30, 2013 also include the $52.8 million charge recorded during the second quarter of 2013 in connection with our estimated liability related to our ongoing discussions with the MMC, CFPB and state Attorneys General in connection with certain foreclosure related matters.

Other, net in the first nine months of 2013 includes $2.1 million of equity in earnings in Powerlink Settlement Services, LP (Powerlink), an entity in which we hold a 69.79% interest that we acquired as part of the Homeward Acquisition. Powerlink provides title, closing and valuation services. Other, net for the first nine months of 2012 includes $3.5 million of losses on subprime loans held for sale that we account for at the lower of cost or fair value.

The following table presents the assets and liabilities of Corporate Items and Other at the dates indicated:

	September 30, 2013	December 31, 2012
Cash	$357,473	$220,130
Loans held for sale, at lower of cost or fair value (1)	18,152	82,720
Advances	8,620	8,144
Income taxes receivable	23,955	25,546
Other receivables, net	16,876	15,733
Goodwill (2)	101	81,607
Deferred tax assets, net	93,343	92,136
Premises and equipment, net	27,517	19,289
Investment in unconsolidated entities (3)	11,766	25,187
Interest-earning collateral deposits (4)	5,533	23,193
Prepaid income taxes	23,112	23,112
Real estate	8,083	6,205
Due from related parties	1,842	4,250
Other	11,020	6,891
Total assets	$607,393	$634,143

Other borrowings	$3,223	$2,833
Liability for certain foreclosure matters (5)	66,431	13,602
Accrued expenses (6)	49,574	22,192
Liability for selected tax items	22,338	22,702
Derivatives, at fair value (4)	—	15,614
Checks held for escheat	810	3,667
Due to related parties	3,982	7,775
Other	5,882	3,975
Total liabilities	$152,240	$92,360
(1)	Loans held for sale are net of valuation allowances of $12.7 million and $13.8 million at September 30, 2013 and December 31, 2012, respectively. In December 2012, we acquired non-performing mortgage loans with an aggregate UPB of $124.3 million for a purchase price of $65.4 million. We sold these loans to Altisource Residential, LP in February 2013 for an insignificant gain. See Note 23 – Related Party Transactions.
(2)	Goodwill assigned to the diversified fee-based business acquired from Homeward in 2012 was derecognized upon the sale of this business to Altisource on March 29 2013. See Note 4 – Business Acquisitions to the unaudited Consolidated Financial Statements.
(3)	On March 31, 2013, we increased our ownership in Correspondent One to 100% by acquiring the 51% of shares held by others (including 49% held by Altisource). As a result, we began including the accounts of Correspondent One in our unaudited Consolidated Financial Statements as of the acquisition date and have eliminated our investment. See Note 4 – Business Acquisitions to the unaudited Consolidated Financial Statements.
(4)	On May 31, 2013, we terminated our interest rate swap agreements that we purchased to hedge against our exposure to an increase in variable interest rates on match funded advance borrowings. Interest-earning collateral deposits at December 31, 2012 included $19.3 million of cash collateral on deposit with the counterparties to our derivatives, the majority of which related to the swap agreements. See Note 19 – Derivative Financial Instruments and Hedging Activities to the unaudited Consolidated Financial Statements.
(5)	This balance represents a liability established in connection with our ongoing discussions with the MMC, CFPB and state Attorneys General in connection with certain foreclosure related matters. See the Regulatory Contingencies section of Note 25 – Commitments and Contingencies to the unaudited Consolidated Financial Statements for additional information.
(6)	The increase in accrued expenses occurred largely because of compensation related accruals associated with increased headcount resulting primarily from the ResCap and Homeward Acquisitions.
64

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, our cash position was $357.5 million compared to $220.1 million at December 31, 2012. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts.

Investment policy and funding strategy. Our primary sources of funds for near-term liquidity are:

●	Collections of servicing fees and ancillary revenues

●	Collections of prior servicer advances in excess of new advances

●	Proceeds from match funded liabilities

●	Proceeds from other borrowings, including warehouse facilities

●	Proceeds from sales of Rights to MSRs and servicing advances

●	Proceeds from sales of originated loans.

Advances and Match funded advances comprised 28% of total assets at September 30, 2013. Most of our advances have the highest reimbursement priority (i.e., “top of the waterfall”) whereby we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid to investors. At September 30, 2013, $37.0 million of the total maximum borrowing capacity under our servicing advance facilities of $400.0 million remained available; however, only $0.1 million could be used based on the amount of available collateral.

We use mortgage loan warehouse facilities to fund newly-originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third party investors. The majority of these warehouse facilities are structured as repurchase agreements under which ownership of the loans is temporarily transferred to a lender. The loans are transferred at a discount or “haircut” which serves as the primary credit enhancement for the lender. The funds are repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30-45 days. In the first quarter of 2013, we extended the maturity date of a number of our warehouse facilities and increased the maximum borrowing capacity. At September 30, 2013, $635.6 million of borrowing capacity was available under our lending warehouse facilities including our warehouse facilities for reverse mortgages. See Note 15 – Other Borrowings to our unaudited Consolidated Financial Statements for additional details.

In addition to these near-term sources, potential additional long-term sources of liquidity include proceeds from long-term secured borrowings such as the SSTL facility and proceeds from the issuance of debt securities and equity capital; although we cannot assure that they will be available on terms that we find acceptable. In connection with the ResCap Acquisition in February 2013, we repaid the borrowings under our previous SSTL with a portion of the proceeds of a new $1.3 billion SSTL facility. In September 2013, the terms of our new SSTL facility were amended to allow for changes in our capital structure, including issuing additional debt and repurchasing common stock.

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

We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on four measures:

●	Requirements for maturing liabilities compared to dollars generated from maturing assets and operating cash flow,
●	Future sales of Rights to MSRs and servicing advances
●	The change in advances and match funded advances compared to the change in match funded liabilities and
●	Available borrowing capacity.
65

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

Although we substantially reduced both the maximum and available borrowing capacities under our advance financing facilities during the third quarter of 2013, we believe that we have sufficient sources of debt financing to fund all but the largest servicing acquisitions without issuing common equity capital. Additional senior secured debt, borrowings under servicing advance facilities and net proceeds from sales of MSRs and Rights to MSRs and related advances were sufficient to fund the ResCap Acquisition and the Ally and OneWest MSR Transactions. We believe that the expected proceeds from a planned HLSS Transaction in the fourth quarter will be sufficient to fund additional asset acquisitions in the short term. In addition, we are negotiating a new advance financing facility that we expect to close in the fourth quarter that will add substantially to our borrowing capacity.

As disclosed in Note 18 – Equity, we announced on October 31, 2013 that our Board of Directors had authorized a share repurchase program for up to an aggregate of $500.0 million of our issued and outstanding shares of common stock. Repurchases may be made in open market transactions at prevailing market prices or in privately negotiated transactions. Unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 2016. We may use SEC Rule 10b5-1 plans in connection with our share repurchase program. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period. To date, we have not repurchased any shares under this program. The repurchase of shares issued in connection with the conversion of Preferred Shares is not considered to be part of this repurchase program and, therefore, does not count against the $500.0 million aggregate value limit.

Debt financing summary. During the nine months ended September 30, 2013:

●	We borrowed $1.3 billion under a new SSTL facility in connection with the ResCap Acquisition and repaid the remaining balance of the previous SSTL.
●	We borrowed $1.2 billion under two new facilities and one existing facility in connection with the financing of advances that we acquired in connection with the ResCap Acquisition. These facilities were repaid and terminated in conjunction with the July 1, 2013 HLSS Transaction;
●	We borrowed $1.2 billion under a new $1.4 billion bridge facility. The proceeds from this bridge facility were used to repay certain advance facilities that were assumed in the Homeward Acquisition. This facility was repaid and terminated in connection with the July 1, 2013 HLSS Transaction;
●	We amended the maximum borrowing capacity of certain warehouse facilities and added two new warehouse facilities, increasing the available borrowing capacity available to our Lending business activities by $286.5 million.

Maximum borrowing capacity for match funded advances decreased by $3.3 billion from $3.7 billion at December 31, 2012 to $400.0 million at September 30, 2013. During the first nine months of 2013, we fully repaid and terminated match funded advance financing facilities that had total aggregate maximum borrowing capacity of $3.7 billion at December 31, 2012. We also fully repaid two facilities with a maximum borrowing capacity of $1.4 billion that we had entered into in connection with the ResCap acquisition, and we reduced the borrowing capacity under another facility from $450.0 million to $100.0 million.

Our available advance borrowing capacity decreased from $1.2 billion at December 31, 2012 to $37.0 million at September 30, 2013, although only $0.1 million could be used given the amount of available collateral. Match funded advance financing facilities that we repaid and terminated during the first nine months of 2013 had total aggregate available borrowing capacity of $1.1 billion at December 31, 2012.

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

Ongoing inquiries into servicer foreclosure processes could result in actions by state or federal governmental bodies, regulators or the courts that could result in a further extension of foreclosure timelines. The effect of such extensions could be an increase in advances, but if foreclosure moratoria are issued in a manner that brings into question the timely recovery of advances on foreclosed properties Ocwen may no longer be obligated to make further advances and may be able to recover existing advances in certain securitizations from pool-level collections which could mitigate any advance increase. The effects of the extension of foreclosure timelines have, thus far, been more than offset by the effects of lower UPB delinquencies through loss mitigation efforts and increases in modifications and other forms of resolution, and advances have continued to decline. Absent significant changes in the foreclosure process, we expect advances with respect to our existing portfolios to continue to decline.

Certain of our existing debt covenants limit our ability to incur additional debt in relation to our equity, require that we do not exceed maximum levels of delinquent loans and require that we maintain minimum levels of liquid assets and earnings. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our borrowing facilities. We believe that we are currently in compliance with these covenants and do not expect them to restrict our activities.

Cash flows for the nine months ended September 30, 2013. Our operating activities provided $1.0 billion of cash largely due to $424.0 million of collections of servicing advances, and net income of $188.9 million, adjusted for MSR amortization of $197.4 million and other non-cash items. Operating cash flows were used principally to repay related match funded liabilities and to fund the portions of the ResCap Acquisition and the Ally and OneWest MSR Transactions not funded through borrowings.

Our investing activities provided $50.0 million of cash. We paid $2.3 billion to acquire ResCap, including advances of $1.7 billion and MSRs of $391.9 million. We paid $620.7 million to acquire MSRs and advances in the Ally MSR Transaction, net of assumed liabilities for origination and representation warranty obligations of $136.7 million. For the OneWest MSR Transaction, we paid $498.7 million to acquire MSRs and advances. Cash inflows from investing activities include $3.5 billion of proceeds from HLSS from the sale of advances and $215.7 million from the sales to Altisource of the diversified fee-based businesses acquired in the Homeward and ResCap Acquisitions. As disclosed below in the discussion of financing activities, we used a portion of the proceeds from the sales to HLSS to repay match funded liabilities and for required prepayments of the SSTL.

Our financing activities used $933.1 million of cash. To finance the ResCap acquisition, we deployed approximately $840.0 million of net additional capital from the proceeds of a new $1.3 billion SSTL facility and borrowed $1.2 billion pursuant to three servicing advance facilities, offset by our repayment of the old SSTL which had an outstanding principal balance of $314.2 million at December 31, 2012. We received $387.3 million from the sale of Rights to MSRs to HLSS in transactions accounted for as financings. We used collections of servicing advances and $2.7 billion of the proceeds received from the HLSS Transactions to repay match funded liabilities. Debt issuance costs paid on the new SSTL were $25.5 million. Borrowings under mortgage loan warehouse facilities used to fund newly-originated forward loans until they are sold declined by $175.5 million as sales exceeded originations during the period. We paid $157.9 million to repurchase the 3,145,640 shares of common stock we issued upon conversion of 100,000 of the outstanding shares of Series A Perpetual Convertible Preferred stock.

Cash flows for the nine months ended September 30, 2012. Our operating activities provided $1.4 billion of cash largely due to collections of servicing advances (primarily on the Litton portfolio) and net income adjusted for amortization and other non-cash items. Excluding the proceeds from the sale of match funded advances to HLSS in connection with the HLSS Transactions which is reported as investing activity, net collections of servicing advances were $1.2 billion. Operating cash flows were used principally to repay related match funded liabilities and to fund the portions of the Saxon and JPMCB MSR transactions not funded through borrowings.

Our investing activities used $944.8 million of cash. We paid $2.1 billion to purchase MSRs and advances in connection with the acquisition of several MSR portfolios during the second and third quarters. We used cash balances accumulated through the acquisition date as well as borrowings under both new and existing facilities to fund the acquisitions. Cash used for additions to premises and equipment of $16.6 million primarily relates to the build-out of two new leased facilities in India and the disaster recovery facility located in the U.S. Cash inflows from investing activities include $1.1 billion of proceeds from HLSS on the sale of advances and $2.8 million of distributions from our asset management entities. We used $731.8 million of the proceeds from the sales to HLSS to repay match funded liabilities and $143.4 million for required prepayments of the senior secured term loan.

Our financing activities used $363.1 million of cash primarily due to net repayments of $352.9 million on match funded liabilities. Net repayments on match funded liabilities exclude $358.3 million of match funded liabilities assumed by HLSS in connection with the sale of Advance SPEs (reported as investing activity). We used collections of servicing advances and proceeds received from the HLSS Transactions to repay match funded liabilities. In the second quarter we had significantly increased borrowings under new and existing facilities to finance advances acquired in connection with MSR acquisitions, primarily the Saxon MSR Transaction and the JPMCB MSR Transaction. In addition to the net repayments on match funded liabilities, we also repaid $186.6 million of the $575.0 million senior secured term loan and paid $26.8 million to redeem the remaining balance of our 10.875% Capital Securities at a price of 102.719%. These cash outflows were partly offset by $184.2 million of proceeds from the sale of Rights to MSRs to HLSS in transactions accounted for as financings.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We believe that we have adequate resources to satisfy all unfunded commitments to the extent required and meet all contractual obligations as they come due. At September 30, 2013, such contractual obligations were comprised of secured borrowings, interest payments and operating leases. Other than changes to our secured borrowings, including the effects of the ResCap and Liberty Acquisitions, there were no significant changes to our contractual obligations during the nine months ended September 30, 2013. See “Liquidity and Capital Resources – Debt financing summary” above for a discussion of changes to our secured borrowings related to our Servicing and Lending businesses. See Note 14 – Match Funded Liabilities, Note 15 – Other Borrowings and Note 25 – Commitments and Contingencies to the unaudited Consolidated Financial Statements for additional information.

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

Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk as well as our exposure to changes in the value of the India Rupee. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 19 – Derivative Financial Instruments and Hedging Activities to the unaudited Consolidated Financial Statements for additional information regarding derivatives.

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

The underlying trends for loan repurchases and indemnifications are volatile, and there is significant uncertainty regarding our expectations of future loan repurchases and indemnifications and related loss severities. Due to the significant uncertainties surrounding estimates related to future repurchase and indemnification requests by investors and insurers as well as uncertainties surrounding home prices, it is possible that our exposure could exceed our recorded mortgage loan repurchase and indemnification liability. Our estimate of the mortgage loan repurchase and indemnification liability considers the current macro-economic environment and recent repurchase trends; however, if we experience a prolonged period of higher repurchase and indemnification activity or a decline in home values, then our realized losses from loan repurchases and indemnifications may ultimately be in excess of our recorded liability. Given the levels of realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of our recorded liability. See Note 2 – Securitizations and Variable Interest Entities, Note 16 – Other Liabilities and Note 25 – Commitments and Contingencies to the unaudited Consolidated Financial Statements for additional information.

RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Pronouncements

Listed below are recent accounting pronouncements that we had not yet adopted as of September 30, 2013. We are currently evaluating the effect of adopting these standards effective January 1, 2014, but we do not anticipate that our adoption will have a material impact on our consolidated financial statements:

●	ASU 2013-04 (ASC 405, Liabilities): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, a consensus of the FASB Emerging Issues Task Force.
●	ASU 2013-05 (ASC 830, Foreign Currency Matters): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, a consensus of the FASB Emerging Issues Task Force.
●	ASU 2013-11 (ASC 740, Income Taxes): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).

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

We also adopted ASU 2013-10 (ASC 815, Derivatives and Hedging): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force) effective July 17, 2013. The ASU permits the use of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes. The ASU also removes the restriction on using different benchmark rates for similar hedges. We terminated our remaining interest rate swaps on May 31, 2013 and therefore our adoption of this standard did not have a material impact on our unaudited Consolidated Financial Statements.

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

Sensitivity Analysis

Fair Value MSRs, Loans Held for Sale and Related Derivatives

The following table summarizes the estimated change in the fair value of our fair value elected MSRs, fair value elected loans held for sale and related derivatives as of September 30, 2013 given hypothetical instantaneous parallel shifts in the yield curve (in thousands):

	Change in Fair Value
	Down 25 bps	Up 25 bps

Loans held for sale	$7,911	$(9,073)
Forward MBS trades	(7,965)	8,672
Total loans held for sale and related derivatives	(54)	(401)

Fair value MSRs	(6,755)	6,307
MSRs, embedded in pipeline	—	—
Total fair value MSRs (1)	(6,755)	6,307

Total, net	$(6,809)	$5,906
(1)	As disclosed above, effective April 1, 2013, we terminated the hedging program for our fair value MSRs and closed out the remaining economic hedge positions.
70

We used September 30, 2013 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

Borrowings

The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates.

Based on September 30, 2013 balances, if interest rates were to increase by 1% on our variable rate debt (excluding our SSTL) and interest earning cash and float balances, we estimate a net positive impact of $31.1 million resulting from an increase of $38.5 million in annual interest income and an increase of $7.4 million in annual interest expense. See the tables below and Note 19 – Derivative Financial Instruments and Hedging Activities to the unaudited Consolidated Financial Statements for additional information regarding our use of derivatives.

September 30, 2013
Fixed-rate borrowings	$—

Variable-rate borrowings
Match funded servicing advance facilities (3)	363,012
Senior secured term loan (1)	1,293,500
Lending warehouse facilities	293,988
Other	72,508
2,023,008
Total borrowings outstanding (2)	$2,023,008

Float balances (held in custodial accounts, excluded from our consolidated balance sheet) (3)	$3,496,251
(1)	Balance excludes the unamortized discount of $5.7 million.
(2)	Total borrowings exclude the financing liabilities recognized in connection with sales of MSRs. Total borrowings also exclude Secured borrowings – owed to securitization investors because the interest rate sensitive assets and liabilities of the consolidated trusts do not represent an interest rate risk for Ocwen. Ocwen has no obligation to provide financial support to the trusts. The creditors of the trusts can look only to the assets of the trusts themselves for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. See Note 15 – Other Borrowings to the unaudited Consolidated Financial Statements for additional information.
(3)	On May 31, 2013, we terminated our remaining interest rates swaps that we had purchased to hedge against the effects of changes in interest rates on our borrowings under advance funding facilities. Float balances, which earn a variable rate of interest, are well in excess of variable rate borrowings under advance facilities and therefore reduce our exposure to changes in interest rates.

Excluding Loans – restricted for securitization investors, our Consolidated Balance Sheet at September 30, 2013 and December 31, 2012 included interest-earning assets totaling $607.7 million and $738.6 million, respectively. Interest-earning assets at September 30, 2013 are comprised of $133.8 million of interest-earning cash accounts, $45.5 million of debt service accounts, $6.5 million of interest-earning collateral deposit and $421.9 million of loans held for sale (fair value and lower of cost or fair value combined).

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 25 – Commitments and Contingencies to the Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A.	RISK FACTORS

We include a discussion of the principal risks and uncertainties that affect or could affect our business operations under Item 1A on pages 19 through 32 of our Annual Report on Form 10-K for the year ended December 31, 2012 which should be read in conjunction with such disclosures.

ITEM 6.	EXHIBITS
(3)	Exhibits.
2.1	Mortgage Servicing Rights Purchase and Sale Agreement between Ocwen Loan Servicing, LLC and One West Bank, FSB dated as of June 13, 2013 (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Articles of Amendment to Articles of Incorporation (3)

3.3	Articles of Correction (3)

3.4	Articles of Amendment to Articles of Incorporation (4)

3.5	Amended and Restated Bylaws of Ocwen Financial Corporation (5)

10.1	Agreement, dated as of April 12, 2013, by and among Altisource Solutions S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (6)

10.2	Guarantee between Ocwen Financial Corporation and OneWest Bank, FSB dated as of June 13, 2013 (1)

10.3	Amendment No. 1 to Senior Secured Term Loan Facility Agreement and Amendment No. 1 to Pledge and Security Agreement dated as of September 23, 2013 by and among Ocwen Loan Servicing, LLC, as Borrower, Ocwen Financial Corporation, as Parent, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (7)

10.4	Amendment, dated as of September 30, 2013, to the Sale Supplement, dated as of July 1, 2013, to the Master Servicing Rights Purchase Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (filed herewith)

10.5	Amendment, dated as of September 30, 2013, to the Subservicing Supplement, dated as of July 1, 2013, to the Master Subservicing Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings (filed herewith)

11.1	Computation of earnings per share (8)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

(1)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on June 13, 2013.
(2)	Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-1 (File No. 333-5153) as amended, declared effective by the SEC on September 25, 1996.
(3)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(4)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed with the SEC on January 6, 2011.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the SEC on May 10, 2013.
(6)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on April 18, 2013.
(7)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on September 24, 2013.
(8)	Incorporated by reference from Note 21 – Basic and Diluted Earnings per Share to the unaudited Consolidated Financial Statements.
74

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCWEN FINANCIAL CORPORATION

Date:	November 4, 2013	By: /s/ John V. Britti
John V. Britti
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as its principal financial officer)
75