Form 10-K
period 2013-12-31
OCWEN FINANCIAL CORP
filed 2014-03-03
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ____________________ to ____________________
Commission File No. 1-13219
OCWEN FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Florida	65-0039856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2002 Summit Boulevard, 6th Floor Atlanta, Georgia	30319
(Address of principal executive office)	(Zip Code)
(561) 682-8000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	New York Stock Exchange (NYSE)
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Aggregate market value of the common stock of the registrant held by nonaffiliates as of June 28, 2013: $4,655,665,365
Number of shares of common stock outstanding as of February 24, 2014: 135,176,271 shares
DOCUMENTS INCORPORATED BY REFERENCE: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 14, 2014, are incorporated by reference into Part II, Item 5 and Part III, Items 10 - 14.

OCWEN FINANCIAL CORPORATION
2013 FORM 10-K ANNUAL REPORT

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

These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from expected results. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” and the following:

•	uncertainty related to legislation, regulations, regulatory agency actions, government programs and policies, industry initiatives and evolving best servicing practices;

•	uncertainty related to claims, litigation and investigations brought by government agencies and private parties regarding our servicing, foreclosure, modification and other practices;

•	the characteristics of our servicing portfolio, including prepayment speeds along with delinquency and advance rates;

•	our ability to grow and adapt our business, including the availability of new loan servicing and other accretive business opportunities;

•	uncertainty related to acquisitions, including our ability to close acquisitions and to integrate the systems, procedures and personnel of acquired assets and businesses;

•	our ability to contain and reduce our operating costs;

•	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;

•	our ability to effectively manage our regulatory and contractual compliance obligations;

•	the adequacy of our financial resources, including our sources of liquidity and ability to fund and recover advances, repay borrowings and comply with debt covenants;

•	the loss of the services of our senior managers;

•	uncertainty related to general economic and market conditions, delinquency rates, home prices and disposition timelines on foreclosed properties;

•	uncertainty related to the actions of loan owners, including mortgage-backed securities investors and government sponsored entities (GSEs), regarding loan put-backs, penalties and legal actions;

•
uncertainty related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs or delays or moratoria in the future or claims pertaining to past practices;

•	our reserves, valuations, provisions and anticipated realization on assets;

•	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;

•	our credit and servicer ratings and other actions from various rating agencies;

•	our ability to maintain our technology systems and our ability to adapt such systems for future operating environments;

•	failure of our internal security measures or breach of our privacy protections; and

•	uncertainty related to the political or economic stability of foreign countries in which we have operations.

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
GENERAL
Ocwen Financial Corporation is a financial services holding company which, through its subsidiaries, is one of the largest mortgage companies in the United States. When we use the terms “Ocwen,” “OCN,” “we,” “us” and “our,” we are referring to Ocwen Financial Corporation and its consolidated subsidiaries. Ocwen is headquartered in Atlanta, Georgia with offices throughout the United States (U.S.) and in the United States Virgin Islands (USVI) with support operations in India, the Philippines and Uruguay. Ocwen Financial Corporation is a Florida corporation organized in February 1988. Ocwen is the fourth largest servicer of mortgage loans in the United States and with its predecessors has been servicing residential mortgage loans since 1988. We have been originating forward mortgage loans since 2012 and reverse mortgage loans since mid-2013. We are subject to licensing requirements in the jurisdictions in which we originate and service mortgage loans.
OVERVIEW
Ocwen is a leader in the servicing industry in foreclosure prevention and loss mitigation that helps families stay in their homes and improves financial outcomes for investors. Our success is driven by state-of-the-art default management processes. Our leadership in the industry is evidenced by our high cure rate for delinquent loans and above average rate of continuing performance by borrowers whose loans we have modified. Ocwen has completed over 450,000 loan modifications since January 2008. We believe we have strong, sustainable competitive advantages within the servicing business, both in terms of cost and performance. Based on a comparison of Mortgage Industry Advisory Corporation (MIAC) data to our marginal cost per non-performing loan, we believe our cost to service non-performing, non-Agency loans is substantially lower than the industry average. Our systems and platform provide the flexibility and scalability to support our growth. Our success in lowering delinquencies reduces our operating costs, as delinquent loans are more costly to service than non-delinquent loans, and improves our cash flow by lowering servicing advances and related financing costs.
We believe that we have competitive advantages and achieve our results through the use of proprietary technology and processes. Our servicing platform runs on an information technology system that we license under long-term agreements with Altisource Portfolio Solutions S.A. (Altisource). We believe this system is highly robust and capable of managing more data than the systems used by most other mortgage servicers. The system utilizes non-linear loss mitigation models that we believe optimize delinquent borrower resolutions. Altisource leverages software developers, modelers and psychology professionals who focus on borrower behavior and improvement of resolution models to continuously improve system performance and outcomes.
We strive to utilize new technology that incorporates consumer psychology to reduce our cost of servicing, improve customer service and enhance our ability to manage delinquencies. Moreover, we believe that our processes and technology improve our ability to cost-effectively address evolving servicing practices and regulatory requirements. For example, Ocwen addressed the requirements for single-point-of-contact through a unique appointment model approach that would have been difficult to develop without the technology and processes incorporated within our platform.
In addition to continuing investments in our servicing business, we have also invested in adjacent markets, including forward and reverse mortgage lending. Ocwen provides forward and reverse mortgages directly, through call-center-based operations, and indirectly, through brokers, correspondents and relationships with lending partners. Mortgage lending is a natural extension of our servicing business, as a substantial portion of our lending business comes from refinancing loans from our servicing portfolio. Liberty Home Equity Solutions, Inc. (Liberty) is the leading reverse mortgage originator based on industry data for November 2013. Based on Consumer Financial Protection Bureau (CFPB) data, we estimate the total potential size of the reverse mortgage market at $1.9 trillion, of which only about 3% has been penetrated to date. We believe the reverse mortgage business is a substantially under-developed market relative to its potential, and that it provides a potential source of long-term growth for Ocwen. Ocwen will continue to evaluate new adjacent market opportunities that are consistent with our growth strategies and to which we believe our competitive advantages in process management and financial services are transferable.
Finally, Ocwen has implemented an “asset-light” strategy that we believe will improve returns to our shareholders. The most important example of this strategy has been the sale of rights to receive servicing fees, excluding ancillary income, with respect to certain mortgage servicing rights (Rights to MSRs), together with the related servicing advances, to a third party, Home Loan Servicing Solutions, Ltd. (HLSS), while retaining the rights to subservice the portfolio. Similarly, we developed a means to mitigate the prepayment risks associated with conventional and government insured mortgage servicing rights (MSRs) by financing a portion of the servicing fees. On February 26, 2014, we issued $123.6 million of Ocwen Asset Servicing Income Series (OASIS), Series 2014-1 Notes (Notes) secured by Ocwen-owned MSRs relating to mortgages with an unpaid principal balance (UPB) of approximately $11.8 billion (such mortgages, the reference pool). Noteholders are entitled to receive a monthly payment amount equal to the sum of: a) the designated servicing fee amount (21 basis points of the UPB of the reference pool); b) any termination payment amounts; c) any excess refinance amounts; and d) the note redemption amounts, each as defined in the indenture supplement for the Notes. The Notes have a final stated maturity of February 2028. This transaction is recorded as a financing and mitigates our match-funding risk as a result of prepayments as the noteholders’ payments vary over the life of the Notes based on the duration of the underlying MSRs.
CORPORATE STRATEGY
Long-term success for Ocwen is driven by several factors, including:

•	access to new business opportunities;

•	low operating costs;

•	strong customer service and quality processes;

•	superior default management and loss mitigation;

•	a scalable and compliant servicing platform; and

•	diverse, cost-effective sources of capital.
Access to New Business
Servicing portfolio and platform acquisitions
Our residential servicing portfolio has grown from 351,595 residential loans with an aggregate UPB of $50.0 billion at December 31, 2009, to 2,861,918 residential loans with an aggregate UPB of $464.7 billion at December 31, 2013. Through acquisitions, we have substantially increased the share of our servicing portfolio that is made up of conventional (loans conforming to the underwriting standards of the government sponsored entities, the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, the GSEs and Agency), government insured (loans insured by the Federal Housing Authority (FHA) of the Department of Housing and Urban Development (HUD) or Department of Veterans Affairs (VA) (collectively, government insured)) and prime non-Agency loans (loans generally conforming to the underwriting standards of the GSEs whose UPB exceeds the GSE loan limits, commonly referred to as jumbo loans). At December 31, 2013, these loans comprise 56.8% of the UPB of our servicing portfolio, up from 24.4% at December 31, 2012.
Significant servicing asset and platform acquisitions during the five-years ended December 31, 2013 are as follows:

Counterparty	Acquisition Type	Date	Loan Count	MSR UPB (in billions)
Saxon (1)	Asset	May 2010	38,000	$6.9
HomeEq (2)	Platform	September 2010	134,000	22.4
Litton (3)	Platform	September 2011	245,000	38.6
Saxon (1)	Asset	April 2012	132,000	22.2
JPMorgan (4)	Asset	April 2012	41,200	8.1
Bank of America (5)	Asset	June 2012	51,000	10.1
Homeward (6)	Platform	December 2012	421,000	77.0
ResCap (7)	Platform	February 2013	1,740,000	183.1
Ally (8)	Asset	April - August 2013	466,900	87.5
OneWest (9)	Asset	August 2013 - March 2014	299,000	69.0
Greenpoint (10)	Asset	December 2013	31,400	6.3

(1)	Consists of conventional and non-Agency (includes forward mortgage loans originated as Alt-A and subprime) MSRs acquired from Saxon Mortgage Services, Inc. (Saxon).

(2)	Represents the U.S. non-Agency mortgage servicing business (HomeEq) acquired from Barclays Bank PLC.

(3)
Represents the acquisition of the outstanding partnership interests of Litton Loan Servicing LP (Litton), a servicer and subservicer of primarily non-Agency mortgage loans, from The Goldman Sachs Group, Inc.

(4)	Consists of non-Agency MSRs acquired from JP Morgan Chase Bank, N.A. (JPMorgan).

(5)	Consists of conventional MSRs acquired from Bank of America, N.A. (Bank of America).

(6)
On December 27, 2012, completed the merger of O&H Acquisition Corp. (O&H), a wholly-owned subsidiary of Ocwen, and Homeward Residential Holdings, Inc. (Homeward), a servicer and subservicer of conventional, government insured and non-Agency mortgage loans and conventional and government insured loan originator, substantially all of the stock of which was owned by certain private equity funds that were managed by WL Ross & Co. LLC.

(7)
Represents the acquisition of the U.S. mortgage servicing business (ResCap) of Residential Capital, LLC, a servicer, subservicer and master servicer of conventional, government insured and non-Agency mortgage loans, pursuant to a plan under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. Residential Capital, LLC is a wholly-owned subsidiary of Ally Financial Inc.

(8)
Consists of conventional MSRs acquired from Ally Bank (Ally), a wholly-owned subsidiary of Ally Financial Inc. Ocwen assumed the subservicing agreement between ResCap and Ally at the time of the ResCap acquisition. Upon completion of the Ally acquisition, the subservicing contract was terminated.

(9)
Consists of conventional and non-Agency MSRs acquired from OneWest Bank, FSB (OneWest). The transaction is closing in tranches with the first closing in August 2013 and the last closing scheduled to take place in the first quarter 2014.

(10)	Consists of primarily non-Agency MSRs from Greenpoint Mortgage Funding, Inc. (Greenpoint), a subsidiary of Capital One Bank, N.A.
We expect servicing assets and platforms to continue to come to market as banks sell or subservice non-core servicing assets. In addition, banks have legacy mortgage loan portfolios that they may look to sell or subservice. Small specialty servicers may also view a sale and exit as their highest return alternative, especially given the increasingly high fixed costs associated with complying with state and federal servicing rules and regulations. We believe servicing and subservicing opportunities with an aggregate UPB in the range of $1.0 trillion could come to market in the next 3 years.
Subservicing opportunities
We also expect to continue to pursue subservicing transactions. We have increased our subservicing portfolio significantly, through our business development activities and through platform and asset acquisitions. Our subservicing portfolio at December 31, 2013 was comprised of approximately 450,000 loans with a UPB of approximately $67.0 billion, an increase of approximately 185% as compared to subserviced UPB at December 31, 2011. Subservicing opportunities enable us to generate fee revenue at attractive incremental margins without incurring the capital outlay to purchase servicing rights or the cash flow and financing obligations to fund servicing advances as the servicer typically reimburses the subservicer for these advances.
Expansion into adjacent markets
Through the Homeward and Liberty acquisitions, we have significantly expanded our forward and reverse mortgage origination activities, including our direct lending recapture capabilities, providing a source of new MSRs to replenish our servicing portfolio and offset the impact of amortization and prepayments. We originated or purchased forward and reverse mortgage loans with a UPB of $6.7 billion and $965.2 million, respectively, in 2013. These platforms provide us the opportunity to expand into new markets and offer new products, for example prime loans that exceed the GSE limits (jumbo loans), as market and investor demand develops. We do not currently expect to originate loans not considered qualified mortgages by the CFPB.
Low Cost Structure
We believe we have a strong, sustainable cost advantage with respect to competing mortgage servicers. For example, based on a comparison of Mortgage Industry Advisory Corporation (MIAC) cost per non-performing loan as of the second quarter of 2013 to Ocwen’s marginal cost study for the same period, our cost of servicing non-performing, non-Agency loans on the REALServicing® platform is approximately 70% lower than industry averages. Our analysis of the businesses that we have acquired and our discussions with other market participants have also confirmed our belief that we are an industry leader in terms of our cost to service non-performing loans. We believe that our substantial cost advantages are primarily a result of proprietary technology and processes as well as through scale and global sourcing strategies.
Customer Service and Process Management
The technology we lease from Altisource integrates behavioral and psychological principles into the borrower communication process, which enhances our ability to provide solutions to borrowers. These tools are continuously improved via feedback loops from controlled testing and monitoring of alternative solutions.
By using these capabilities to tailor “what we say” and “how we say it” to each individual borrower, we create a “market of one” that is focused on the unique needs of each borrower. As a result, we are able to increase borrower acceptance rates of loan modifications and other resolution alternatives while at the same time lowering re-default rates.
We also continue to develop new programs, such as our innovative “Shared Appreciation Modification” (SAM) which incorporates principal reductions and lower payments for borrowers while providing a net present value for mortgage loan investors that is superior to that of foreclosure, including the ability to recoup principal reductions if property values increase over time. This program was developed in 2012, and was expanded to all eligible states in 2013.

The quality of Ocwen’s servicing of high-risk loans is confirmed by internal benchmarking versus the industry and by numerous third-party studies, including, for example:

•
Moody’s Investor Services (January 2013) - Ocwen cured more loans than other subprime servicers and generated more cash-flow comparing the percentage of loans in static pools that started more than 90 days past due or in foreclosure and a year later became current, paid-off in full or were 60 days or less past due. Loans in bankruptcy at the beginning or end of the period were excluded from the Moody’s analysis. The same study also showed that Ocwen moved subprime loans through foreclosure faster than did other subprime servicers.

•
BlackBox Logic (September 2013) - Ocwen’s modifications outstanding as a percentage of the portfolio of subprime securities was 59.2%, the highest across the other large subprime servicers. Ocwen’s re-default rate (more than 60+ days delinquent) outstanding was 26.6%, the lowest across the other large subprime servicers.

•
Moody’s Investor Services (October 2013) - Ocwen’s performance ranked best among the servicers for the performance on over 1.1 million loans which were 60+ days delinquent or in foreclosure at the height of the mortgage crisis in December 2008.

Superior Default Management
We have been consistently successful in reducing delinquencies on acquired business even though these acquired portfolios were previously managed by servicers that were, in many cases, considered among the best servicers in the business.
The following table includes the decline in delinquencies (mortgage loans 90 days or more past due) for non-prime servicing portfolios acquired on or before June 30, 2013, as of December 31, 2013:

		Delinquencies (% of UPB)
Acquisition	Acquisition Date	Upon Boarding to Ocwen’s System	December 31, 2013
HomeEq	September 2010	28.0%	20.3%
Litton	September 2011	35.0	25.8
Saxon	April 2012	28.7	23.5
Homeward	December 2012	21.7	17.0
ResCap	February 2013	11.4	9.4
While increasing borrower participation in modification programs is a critical component of our ability to reduce delinquencies, equally important is the persistency of those modifications to remain current. As of September 2013, only 26.9% of Ocwen modifications are 60 or more days delinquent as compared to non-Ocwen servicer re-default rates of 33.8%, according to data from BlackBox Logic LLC. According to the same data, Ocwen has modified a larger percentage of its portfolio, 58.8% versus 48.4% for the non-Ocwen large subprime servicers. The data also confirm our success in generating greater cash flow to investors showing that 76.3% of Ocwen’s subprime borrowers have made 10 or more payments in the 12 months ending September 2013 as compared to only 65.4% for other large subprime servicers.
Scalable and Compliant Servicing Platform
We believe that we have the most scalable servicing platform in the industry primarily as a result of our access to superior technology. The significant growth in our servicing portfolio over the past three years demonstrates our ability to scale up our platform. On average, we complete all contractual conditions to initial closing in connection with portfolio acquisitions and transfer onto our platform in 60 to 90 days. Boarding timelines have ranged from 11 days to 150 days. It typically takes longer to fully complete transfers of loans from acquired platforms onto Ocwen’s platform. Asset only acquisitions are typically boarded more quickly from signing an agreement to initial boarding. All loans were transferred off of the Homeward platform by April 2013, and we expect to complete the transfer of loans off of the ResCap platform by June 2014. The length of our integration timelines is driven by our obligations to our customers, investors and regulators.
We also believe that our platform enables us to operate in a compliant manner in an increasingly complex and highly regulated environment. While we have and will continue to incur significant operating costs on compliance matters, if we are able to comply with all applicable regulatory requirements in a manner that is more effective and efficient than other operators, we will have a competitive advantage over these other operators.
Diverse, Cost-Effective Sources of Capital
A significant portion of our growth since 2009 has been financed through term loans and assets sales under an increasingly efficient capital strategy which seeks to minimize the cost of capital and reduce the need for new equity issuance to fund growth. Improving debt markets have allowed us to lower funding costs for both corporate debt and servicing advance financing. We will continue to look for opportunities to improve our capital structure from both a strength and cost perspective. Key examples of our past ability to create and capture value include the asset sales and capital efficiency strategies discussed below.
Asset Sales
In 2012, we implemented a strategic initiative through our relationship with HLSS that has substantially reduced the amount of capital that we require. HLSS acquires and holds Rights to MSRs and related servicing advances, and assumes the obligation to fund new servicing advances in respect to the Rights to MSRs.
Including our initial transaction on March 5, 2012, we have completed sales of Rights to MSRs and related servicing advances for serviced loans with a UPB of $202.3 billion to HLSS. HLSS may assume the related match funded liabilities, or we may use the proceeds from the sale to repay the related match funded liabilities. Concurrent with the sales to HLSS, Ocwen Loan Servicing, LLC (OLS) entered into a subservicing agreement, as amended, with HLSS under which we will subservice the MSRs if legal ownership of the MSRs transfers to HLSS under the same economic terms as before any such transfer. Together, these transactions are referred to as the HLSS Transactions. This strategy has enabled us to finance our substantial growth since early 2012 without the need to raise new equity beyond the $162.0 million of preferred stock issued to the sellers in connection with the Homeward acquisition as part of the transaction.
In the future, HLSS may acquire additional MSRs, Rights to MSRs or similar assets from Ocwen and enter into related subservicing arrangements with Ocwen. HLSS may also acquire MSRs from third parties. If HLSS chooses to engage Ocwen as a subservicer on these third party acquisitions, the effect could be to increase the size of our subservicing portfolio with little or no capital requirement on the part of Ocwen.
Capital Efficiency Strategies
As part of an initiative to reorganize the ownership and management of our global servicing assets and operations under a single entity and cost-effectively expand our U.S.-based origination and servicing activities, Ocwen formed Ocwen Mortgage Servicing, Inc. (OMS) in 2012 under the laws of the USVI where OMS has its principal place of business. OMS is located in a federally recognized economic development zone and effective October 1, 2012 became eligible for certain benefits which have a favorable impact on our effective tax rate.
Our priorities for deployment of excess cash are: (1) supporting the growth of our core servicing and lending businesses, (2) expanding into similar or complimentary businesses that meet our return on capital requirements, and (3) repurchasing shares of our common stock.
On October 31, 2013, we announced that our board of directors had authorized a share repurchase program for an aggregate of up to $500.0 million of our issued and outstanding shares of common stock. The purpose of this plan is to provide a tax efficient way to return cash to shareholders when it is deemed the shares are attractively priced. Repurchases may be made in open market transactions at prevailing market prices or in privately negotiated transactions. Unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 2016. We may use SEC Rule 10b5-1 plans in connection with our share repurchase program. On February 27, 2014, we announced a general goal of buying at least the prior quarter’s earnings in the three months following our earnings announcements. We may buy more or less in any given period and our intentions may change. During the fourth quarter of 2013, we repurchased 1,125,707 shares of common stock in the open market under this program for a total purchase price of $60.0 million.
BUSINESS LINES
Servicing and Lending are our primary lines of business.
Our Servicing business is primarily comprised of our core residential mortgage servicing business and currently accounts for the majority of our total revenues. Our servicing clients include some of the largest financial institutions in the U.S., including Fannie Mae and Freddie Mac and the Government National Mortgage Association (Ginnie Mae). We are a leader in the servicing industry in foreclosure prevention and loss mitigation that helps families stay in their homes and improves financial outcomes for investors.
Servicing involves the collection and remittance of principal and interest payments received from borrowers, the administration of mortgage escrow accounts, the collection of insurance claims, the management of loans that are delinquent or in foreclosure or bankruptcy, including making servicing advances, evaluating loans for modification and other loss mitigation activities and, if necessary, foreclosure referrals and the sale of the underlying mortgaged property following foreclosure (real estate owned or REO) on behalf of investors or other servicers. Master servicing involves the collection of payments from servicers and the distribution of funds to investors in mortgage and asset-backed securities and whole loan packages. We earn contractual monthly servicing fees pursuant to servicing agreements (which are typically payable as a percentage of UPB) as well as other ancillary fees in connection with owned MSRs.
We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. The owners of MSRs may choose to hire Ocwen as a subservicer or special servicer instead of servicing the MSRs themselves for a variety of reasons, including not having a servicing platform or not having the necessary capacity or expertise to service some or all of their MSRs.  In a subservicing context, Ocwen may be engaged to perform all of the servicing functions previously described or it could be a limited engagement (e.g., sub-servicing only non-defaulted mortgage loans).  Ocwen is also engaged as a special servicer.  These engagements typically involve portfolios of defaulted mortgage loans, which require more work than performing mortgage loans and involve working out modifications with borrowers or taking properties through the foreclosure process. We typically earn subservicing and special servicing fees either as a percentage of UPB or on a per loan basis.
In our Lending business, we originate and purchase conventional and government insured forward mortgage loans through the direct, wholesale and correspondent lending channels of our Homeward operations. We also originate and purchase Home Equity Conversion Mortgages (HECM or reverse mortgage loans) insured by FHA through our Liberty operations. We leverage our direct forward mortgage lending channel to pursue refinancing opportunities from our servicing portfolio, where permitted. After origination, we package and sell the loans in the secondary mortgage market, through GSE and Ginnie Mae guaranteed securitizations and whole loan transactions. We typically retain the associated MSRs.
The results of operations for each of our reportable operating segments are contained in the individual business operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Financial information related to reportable operating segments is provided in Note 25 - Business Segment Reporting to the Consolidated Financial Statements.
COMPETITION
The financial services markets in which we operate are highly competitive. We compete with large and small financial services companies, including banks and non-bank entities, in the servicing and lending markets. Large banks are generally the biggest players, and their financial and other resources are far greater than are ours.
The majority of loan servicing in the United States is performed by banks such as Wells Fargo, JPMorgan Chase, Bank of America and Citibank, which together service approximately 55% of all outstanding mortgage loans on one to four-family residences as of September 30, 2013. We have, however, observed a substantial shift in the past three years as large banks have reduced their share of servicing while non-bank servicers, such as Ocwen, have increased their market share. We have observed that a number of large banks are shifting their focus to core customers - typically prime loan borrowers that use other services of the bank - and divesting themselves of servicing for non-prime, or credit impaired, borrowers. Ocwen has benefited from divestitures by large banks, particularly as we specialize in servicing non-prime portfolios that are often the most expensive portfolios for these large banks to service. We also believe that the relative strength of our balance sheet as compared to other non-bank servicers is a source of competitive strength.
In the servicing industry, we compete on the basis of price, quality and counterparty risk. We face fee competition for subservicing transactions as well as MSR price competition in acquiring servicing portfolios and platforms. Potential sources of business also examine the quality of our servicing, including our systems and processes, for demonstrating regulatory compliance. Some of our competitors, including the larger financial institutions, have substantially lower costs of capital. We believe that our competitive strengths flow from our ability to control and drive down delinquencies through the use of proprietary technology and processes and our lower cost to service.
In the lending industry, we face significant competition in most areas, including product offerings, rates, pricing and fees, and customer service. Some of our competitors, including the larger financial institutions, have substantially lower costs of capital. We believe our competitive strengths flow from our customer service (e.g., time to close) and our customer relationships, especially our close work with the Lenders One network.
THIRD-PARTY SERVICER RATINGS
HUD, Freddie Mac, Fannie Mae and Ginnie Mae have approved OLS as a loan servicer. We are also the subject of mortgage servicer ratings issued and revised from time to time by credit rating agencies including Moody’s Investors Services, Inc. (Moody’s), Morningstar, Inc. (Morningstar), Standard & Poor’s Rating Services (S&P) and Fitch Ratings (Fitch).

The following table summarizes our current ratings and outlook by the respective nationally recognized rating agencies.

Rating Agency	Residential Prime Servicer	Residential Subprime Servicer	Residential Special Servicer	Master Servicing	Date of last action
Moody’s	na	SQ2	SQ2	na	March 2012
Morningstar	na	MOR RS1 (1)	MOR RS1	na	October 2012
S&P	na	Above Average	Above Average	Average	November 2012 (RMBS Master Servicer July 2013)
Fitch	RPS3	RPS3	RSS3	RMS3	October 2013

(1)	Non-prime rating.
See “Risk Factors - Risks Relating to Our Business” for a discussion of the adverse effects that a downgrade in our servicer ratings could have on our business, financing activities, financial condition or results of operations.
ALTISOURCE SPIN-OFF
In 2009, we completed the distribution of our Ocwen Solutions (OS) line of business (the Separation) via the spin-off of a separate publicly traded company, Altisource. OS consisted primarily of Ocwen’s former unsecured collections business, residential fee-based loan processing businesses and technology platforms. Altisource provides important technology products and other services to us that support our servicing and origination businesses. In addition, Ocwen and Altisource continue to provide corporate services to each other under agreements entered into following the Separation. In 2013, we completed the sale of the diversified fee-based businesses acquired in the Homeward and ResCap acquisitions to Altisource.
REGULATION
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the CFPB), the Federal Trade Commission (FTC), the SEC and various state agencies that license, audit and conduct examinations of our mortgage servicing, origination and collection activities. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to our policies, procedures and practices regarding our mortgage servicing, origination and collection activities. In addition, the GSEs and their regulator, the Federal Housing Finance Authority (FHFA), Ginnie Mae, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
As a result of the current regulatory environment, we have faced and expect to continue to face increased regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and the regulatory changes we are facing.  We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers and clients.
We must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act and, more recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and state foreclosure laws. These statutes apply to loan origination, debt collection, use of credit reports, safeguarding of non-public, personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.
Our failure to comply with applicable federal, state and local consumer protection laws could lead to:

•	civil and criminal liability;

•	loss of our licenses and approvals to engage in the servicing of residential mortgage loans;

•	damage to our reputation in the industry;

•	inability to raise capital;

•	administrative fines and penalties and litigation, including class action lawsuits;

•	governmental investigations and enforcement actions; and

•	inability to execute on our business strategy, including our growth plans.
The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential real estate lenders and servicers. Over the past few years, state and federal lawmakers and regulators have adopted a variety of new or expanded laws and regulations, including the Dodd-Frank Act discussed below. These regulatory and legislative measures, or changes in enforcement practices, could, either individually, in combination or in the aggregate, require that we further change our business practices, impose additional costs on us, limit our product offerings, limit our ability to efficiently pursue business opportunities, negatively impact asset values and reduce our revenues. Accordingly, they could materially and adversely affect our business and our financial condition, liquidity and results of operations. For additional information, see Item 1A, Risk Factors, below.
On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act constitutes a sweeping reform of the regulation and supervision of financial institutions, as well as the regulation of derivatives, capital market activities and consumer financial services. Many provisions of the Dodd-Frank Act must be implemented through rule making by the appropriate federal regulatory agency and will take effect over several years. The ultimate impact of the Dodd-Frank Act and its effects on our business will, therefore, not be fully known for an extended period of time.
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
The CFPB directly affects the regulation of residential mortgage servicing and lending in a number of ways. First, the CFPB has rule making authority with respect to many of the federal consumer protection laws applicable to mortgage servicers and lenders, including TILA and RESPA, as reflected in the new rules for servicing and origination that went into effect on January 10, 2014. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans. Accordingly, we are subject to supervision, examination and enforcement by the CFPB.
On January 17, 2013, the CFPB issued a set of new rules under the Dodd-Frank Act that will require mortgage servicers to (i) warn borrowers before any interest rate adjustments on their mortgages and provide alternatives for borrowers to consider, (ii) provide monthly mortgage statements that explicitly breakdown principal, interest, fees, escrow and due dates, (iii) provide options for avoiding lender-placed (or “forced-placed”) insurance, (iv) provide early outreach to borrowers in danger of default regarding options to avoid foreclosure, (v) provide that payments be credited to borrower accounts the day they are received, (vi) require that borrower account records be kept current, (vii) provide borrowers with increased accessibility to servicing staff and records and (viii) investigate errors within 30 days and improve staff accessibility to consumers, among other things. The new rules took effect on January 10, 2014 and could cause us to modify servicing processes and procedures and to incur additional costs in connection therewith.
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
The Mortgage Act prevents servicers of residential mortgage loans from taking certain actions, including the following:

•	force-placing insurance, unless there is a reasonable belief that the borrower has failed to comply with a contractual requirement to maintain insurance;

•	charging a fee for responding to a valid qualified written request;

•	failing to take timely action to respond to the borrower’s request to correct errors related to payment, payoff amounts, or avoiding foreclosure;

•	failing to respond within 10 business days of a request from the borrower to provide contact information about the owner or assignee of their loan; and

•	failing to return an escrow balance or provide a credit within 20 business days of a residential mortgage loan being paid off by the borrower.
In addition to these restrictions, the Mortgage Act imposes certain new requirements and/or shortens the existing response time for servicers of residential mortgage loans. These new requirements include the following:

•	acknowledging receipt of a qualified written request under RESPA within 5 business days and providing a final response within 30 business days;

•	promptly crediting mortgage payments received from the borrower on the date of receipt except where payment does not conform to previously established requirements; and

•	sending an accurate payoff statement within a reasonable period of time but in no case more than 7 business days after receipt of a written request from the borrower.
We expect to continue to incur substantial ongoing operational and system costs in order to comply with these new laws and regulations. Furthermore, there may be additional federal or state laws enacted that place additional obligations on servicers and originators of residential mortgage loans.
Our Homeward, OLS and Liberty subsidiaries are licensed to originate and/or service forward and reverse mortgage loans in the jurisdictions in which they operate. The licensed entities are subject to minimum net worth requirements in connection with these licenses. These minimum net worth requirements are unique to each state and type of license. Failure to meet these minimum capital requirements can result in the initiation of certain mandatory actions by federal, state, and foreign agencies that could have a material effect on our results of operations and financial condition. The most restrictive of these requirements is based on the outstanding UPB of our owned and subserviced portfolio and was $862.8 million at December 31, 2013. Our licensed subsidiaries were in compliance with all of their capital requirements at December 31, 2013.
Homeward, OLS and Liberty are also parties to seller/servicer agreements with one or more of the GSEs, FHA, VA and Ginnie Mae. These seller/servicer agreements contain financial covenants that include capital requirements related to tangible net worth, as defined in each agreement, as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met, the counterparty may, at its option, utilize a variety of remedies ranging from sanctions or suspension to termination of the seller/servicer agreements, which would prohibit future originations or securitizations of forward or reverse mortgage loans or being an approved seller/servicer. We were in compliance with these net worth requirements at December 31, 2013.
There are a number of foreign laws and regulations that are applicable to our operations in India, Uruguay and the Philippines, including acts that govern licensing, employment, safety, taxes, corporate social responsibility obligations, insurance and the laws and regulations that govern the creation, continuation and the winding up of companies as well as the relationships between shareholders, our corporate entities, the public and the government in these countries. Non-compliance with the laws and regulations of India, Uruguay or the Philippines could result in (i) restrictions on our operations in these counties, (ii) fines, penalties or sanctions or (iii) reputational damage.
EMPLOYEES
We had approximately 10,100 and 7,600 employees at December 31, 2013 and 2012, respectively. We maintain operations in the U.S., USVI, India, the Philippines and Uruguay. At December 31, 2013, approximately 5,700 of our employees were located in India and approximately 400 in other foreign countries. Of our foreign-based employees, more than 80% are engaged in our Servicing operations.
SUBSIDIARIES
For a listing of our significant subsidiaries, refer to Exhibit 21 of this Annual Report on Form 10-K.
AVAILABLE INFORMATION
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website (www.ocwen.com) as soon as such material is electronically filed with or furnished to the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, including Ocwen, that file electronically with the SEC. The address of that site is www.sec.gov. We have also posted on our website, and have available in print upon request, the charters for our Audit Committee, Compensation Committee, Nomination/Governance Committee and Compliance Committee, our Corporate Governance Guidelines, our Code of Conduct and Ethics and our Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Conduct and Ethics or waiver thereto applicable to any executive officer or director. We may post information that is important to investors on our website. The information provided on our website is not part of this report and is, therefore, not incorporated herein by reference.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves significant risks that are inherent to our business. We describe below the principal risks and uncertainties that management believes affect or could affect us. The risks and uncertainties described below are not the only ones facing us. You should carefully read and consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report before you make any decision regarding an investment in our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.
Risks Relating to Government Regulation and Financial Regulatory Reforms
The business in which we engage is complex and heavily regulated. If we fail to operate our business in compliance with both existing and future regulations, our business, reputation, financial condition or results of operations could be materially and adversely affected.
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the CFPB, the FTC, the SEC and various state agencies that license, audit and conduct examinations of our mortgage servicing, origination and collection activities. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to our policies, procedures and practices regarding our mortgage servicing, origination and collection activities. In addition, the GSEs and their regulator, the FHFA, Ginnie Mae, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
As a result of the current regulatory environment, we have faced and expect to continue to face increased regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. We must devote substantial resources to regulatory compliance, and we incur, and expect to continue to incur, significant ongoing costs to comply with new and existing laws and governmental regulation of our business. If we fail to effectively manage our regulatory and contractual compliance obligations, the resources we are required to devote and our compliance expenses would likely increase.
We must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the RESPA, TILA, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act and, more recently, the Dodd-Frank Act and state foreclosure laws. These statutes apply to loan origination, debt collection, use of credit reports, safeguarding of non-public, personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.
Our failure to comply with applicable federal, state and local consumer protection laws could lead to:

•	loss of our licenses and approvals to engage in our servicing and lending businesses

•	damage to our reputation in the industry

•	governmental investigations and enforcement actions

•	administrative fines and penalties and litigation

•	civil and criminal liability, including class action lawsuits

•	inability to raise capital

•	inability to execute on our business strategy, including our growth plans
Any of these outcomes could materially and adversely affect our business and our financial condition, liquidity and results of operations.
The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential mortgage servicing and origination. Over the past few years, state and federal lawmakers and regulators have adopted a variety of new or expanded laws and regulations, including, specifically, the Dodd-Frank Act, which is discussed below. These regulatory and legislative measures, or changes in enforcement practices could, either individually, in combination or in the aggregate, require us to change further our business practices, impose additional costs on us, limit our product offerings, limit our ability to efficiently pursue business opportunities, negatively impact asset values and reduce our revenues. Accordingly, they could materially and adversely affect our business and our financial condition, liquidity and results of operations.
Governmental bodies may impose regulatory fines or penalties or impose additional requirements or restrictions on our activities which could increase our operating expenses, reduce our revenues or otherwise adversely affect our business, financial condition, results of operations, ability to grow and reputation.
We are subject to a number of pending federal and state regulatory investigations, examinations, inquiries and requests for information which could result in adverse regulatory action against us. For example, on January 18, 2012, OLS received a subpoena from the New York Department of Financial Services (NY DFS) requesting documents regarding OLS’ policies, procedures and practices regarding lender-placed or “force-placed” insurance which is required to be provided for borrowers who allow their hazard insurance policies to lapse. Separately, on December 5, 2012, we entered into a Consent Order with the

NY DFS in which we agreed to the appointment of a Monitor to oversee our compliance with an Agreement on Servicing Practices. The Monitor began its work in 2013, and we continue to cooperate with the Monitor. We devote substantial resources to regulatory compliance, and we incur, and expect to continue to incur, significant ongoing costs with respect to compliance in connection with the Agreement on Servicing Practices and the work of the Monitor. In early February 2014, the NY DFS requested that OLS put an indefinite hold on an acquisition from Wells Fargo Bank, N.A. (Wells Fargo) of MSRs and related servicing advances relating to a portfolio of approximately 184,000 loans with a UPB of approximately $39.0 billion. The NY DFS expressed an interest in evaluating further our ability to handle more servicing. We have agreed to place the transaction on indefinite hold. We are cooperating with the NY DFS on this matter.
In addition, on December 19, 2013, we reached an agreement, which was subject to court approval, involving the CFPB and various state attorneys general and other state agencies that regulate the mortgage servicing industry (Regulators). On February 26, 2014, the United States District Court for the District of Columbia entered a consent judgment approving the agreement. The agreement has four key elements:

•
A commitment by Ocwen to service loans in accordance with specified servicing guidelines and to be subject to oversight by an independent national monitor for three years. Ocwen is presently subject to substantially the same guidelines and oversight with respect to the portion of its servicing portfolio acquired from ResCap in early 2013.

•
A payment of $127.3 million, which includes a fixed amount for administrative expenses, to a consumer relief fund to be disbursed by an independent administrator to eligible borrowers. Pursuant to indemnification and loss sharing provisions of applicable acquisition documents, approximately half of this consumer relief fund payment is to be funded by the former owners of certain servicing portfolios previously acquired by Ocwen and integrated into Ocwen’s servicing platform. We established a reserve of $66.9 million with respect to our portion of the payment into the consumer relief fund. This reserve is expected to cover all of Ocwen’s portion of the consumer relief fund payment.

•
A commitment by Ocwen to continue its principal forgiveness modification programs to delinquent and underwater borrowers, including underwater borrowers at imminent risk of default, in an aggregate amount of at least $2 billion over three years. These and all of Ocwen’s other loan modifications are designed to be sustainable for homeowners while providing a net present value for mortgage loan investors that is superior to that of foreclosure. Principal forgiveness as part of a loan modification is determined on a case-by-case basis in accordance with the applicable servicing agreement. Principal forgiveness does not involve an expense to Ocwen other than the operating expense incurred in arranging the modification, which is part of Ocwen’s role as loan servicer.

•
Ocwen and the former owners of certain of the acquired servicing portfolios will receive from the Regulators comprehensive releases, subject to certain exceptions, from liability with respect to residential mortgage servicing, modification and foreclosure practices.

One or more of the foregoing regulatory actions or our failure to comply with the commitments we have made with respect to such regulatory actions or other regulatory actions in the future against us of a similar or different nature could cause us to incur fines, penalties, settlement costs, damages, legal fees or other charges in material amounts or could impose additional requirements or restrictions on our activities. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition and results of operations.
Our ability to execute on our business strategy, including our growth plans, may be affected by regulatory considerations.
Our business strategy, including our growth plans, may be affected by regulatory considerations. If our regulators raise concerns, whether valid or not, regarding any aspect of our business strategy, we may be obliged to alter our strategy, which could include revisions to our growth plans, or changes with respect to the timing or manner in which we acquire certain businesses or assets. For example, as discussed above, in early February 2014, the NY DFS requested that OLS put an indefinite hold on an acquisition of MSRs and related servicing advances from Wells Fargo, and we agreed to place the transaction on indefinite hold. We are cooperating with the NY DFS on this matter. We may also have to spend additional resources and devote additional management time to addressing any such regulatory concerns which would reduce the resources available to address other issues and the time management is able to devote to other issues.
The enactment of the Dodd-Frank Act has impacted our business and may continue to do so in ways that we cannot predict until such time as various rules and regulations related to it are enacted and enforced.
The Dodd-Frank Act constitutes a sweeping reform of the regulation and supervision of financial institutions, including mortgage servicing, origination, sales and securitization. Among other things, the Dodd-Frank Act creates the CFPB, a new federal entity responsible for regulating consumer financial services. We have devoted substantial resources and incurred significant compliance costs responding to the Dodd-Frank Act and rules and regulations issued thereunder. We expect to continue to devote substantial resources and incur significant costs going forward. In addition, many provisions of the Dodd-Frank Act must be implemented through rule making by the appropriate federal regulatory agency and will take effect over several years. The ultimate impact of the Dodd-Frank Act and its effects on our business will, therefore, not be fully known for an extended period of time.
The CFPB is becoming more active in its monitoring of the mortgage servicing and origination sectors. New rules and regulations or more stringent interpretations of existing rules and regulations by the CFPB could result in increased compliance costs and, potentially, regulatory action against us.
The CFPB, a federal agency established pursuant to the Dodd-Frank Act, officially began operation on July 21, 2011. The CFPB is charged, in part, with enforcing laws involving consumer financial products and services, including mortgage servicing and origination, and is empowered with examination and rule-making authority. While the full scope of CFPB’s rule-making and regulatory agenda relating to the mortgage servicing and origination sectors is unclear, it is apparent that the CFPB has taken a very active role, including but not limited to, the issuance of new servicing and origination rules that went into effect on January 10, 2014. While we continue to evaluate all aspects of the CFPB’s rule-making and public statements regarding its regulatory agenda, new rules or more stringent interpretations of existing rules by the CFPB could result in increased compliance costs and, potentially, regulatory action against us.
Private legal proceedings and related costs alleging failures to comply with applicable laws or regulatory requirements could adversely affect our financial condition and results of operations.
We are subject to various pending private legal proceedings, including purported class actions, challenging whether certain of our residential loan servicing practices and other aspects of our business comply with applicable laws and regulatory requirements. In the future, we are likely to become subject to other private legal proceedings of the same nature, including purported class actions, in the ordinary course of our business. While we do not believe that the resolution of any pending proceedings will have a material adverse effect on our financial condition or results of operations, the outcome of pending legal proceedings is never certain, and it is possible that adverse results in private legal proceedings could adversely affect our financial results and operations.
Regulatory scrutiny regarding foreclosure processes has lengthened foreclosure timelines, and new laws and regulations regarding foreclosure procedures could result in additional compliance requirements or result in regulatory actions against us, which could increase our operating costs, negatively affect our liquidity and adversely affect our reputation, financial condition and results of operations.
In connection with continuing governmental scrutiny of foreclosure processes and practices in the industry, some jurisdictions have enacted laws and adopted procedures that have had the effect of increasing the time that it takes to complete a foreclosure in such jurisdictions. In addition, several state banking regulators and state attorneys general have publicly announced that they have initiated inquiries into banks and servicers regarding compliance with legal procedures in connection with mortgage foreclosures, including the preparation, execution, notarization and submission of documents, principally affidavits, filed in connection with foreclosures.
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
Increased regulatory scrutiny and new laws and procedures could cause us to adopt additional compliance measures and incur additional compliance costs in connection with our foreclosure processes. We may incur legal and other costs responding to regulatory inquiries or any allegation that we improperly foreclosed on a borrower. We could also suffer reputational damage and could be fined or otherwise penalized if we are found to have breached regulatory requirements.
FHFA and GSE initiatives and other actions may affect mortgage servicing generally and future servicing fees in particular.
In 2011, Freddie Mac and Fannie Mae each issued their Servicing Alignment Initiative as directed by the FHFA. The Servicing Alignment Initiative established new requirements primarily related to loss mitigation processes, including servicer incentives and compensatory fees that could be charged to servicers based on performance against benchmarks for various metrics. Through our servicing relationship with Freddie Mac and Fannie Mae, we have potential exposure to such compensatory fees. It is possible that the compensatory fees could substantially increase the costs and risks associated with servicing Freddie Mac or Fannie Mae non-performing loans. Moreover, due to the significant role Fannie Mae and Freddie Mac play in the secondary mortgage market, it is possible that compensatory fee requirements and similar initiatives that they implement could become prevalent in the mortgage servicing industry generally. Other industry stakeholders or regulators may also implement or require changes in response to the perception that current mortgage servicing practices and compensation do not serve broader housing policy objectives well. To the extent that FHFA and/or the GSEs implement reforms that materially affect the market for conventional and/or government insured loans, there may also be indirect effects on the subprime and Alt-A markets, which could include material adverse effects on the creation of new mortgage servicing rights, the economics or performance of any mortgage servicing rights that we acquire, servicing fees that we can charge and costs that we incur to comply with new servicing requirements.
Federal and state legislative and GSE initiatives in residential mortgage-backed securities, or RMBS, and securitizations may adversely affect our financial condition and results of operations.
There are federal and state legislative and GSE initiatives that could, once fully implemented, adversely affect our loan origination business and secured asset financing arrangements. For instance, the risk retention requirement under the Dodd-Frank Act requires securitizers to retain a minimum beneficial interest in RMBS they sell through a securitization, absent certain qualified residential mortgage (QRM) exemptions. Once implemented, the risk retention requirement may result in higher costs of certain lending operations and impose on us additional compliance requirements to meet servicing and originations criteria for QRMs. Additionally, the amendments to Regulation AB relating to the registration statement required to be filed by asset-backed securities, or ABS, issuers recently adopted by the SEC pursuant to the Dodd-Frank Act and other amendments to such regulations and other relevant regulations has increased and may further increase compliance costs for ABS issuers, such as ourselves, which will in turn increase our cost of funding and operations.
Potential violations of predatory lending and/or servicing laws could negatively affect our business.
Various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. The federal Home Ownership and Equity Protection Act of 1994 (HOEPA) prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain additional disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than are those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under HOEPA or other applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. A failure by us to comply with these laws, to the extent we originate, service or acquire residential loans that are non-compliant with HOEPA or other predatory lending or servicing laws, could subject us, as an originator or a servicer, or as an assignee, in the case of acquired loans, to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against originators, servicers and assignees of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If we are found to have violated predatory or abusive lending laws, we could suffer reputational damage, and we could incur losses which could materially and adversely impact our business, financial condition and results of operations.
Changes to government loan modification and refinance programs may adversely affect future revenues.
Under government loan modification and refinance programs such as HAMP, a participating servicer may be entitled to receive financial incentives in connection with modification plans it enters into with eligible borrowers and subsequent “pay for success” fees to the extent that a borrower remains current in any agreed upon loan modification. Changes to current programs or future federal, state or local legislative or regulatory actions that result in changes to the requirements necessary to qualify for government loan modification and refinance programs, or the financial incentives available to us from such programs, may impact the extent to which we participate in and receive financial benefits from such programs in the future and may have a material effect on our business. If we decrease our participation in government programs such as HAMP, or if the financial benefits from such programs decrease, our revenues will be adversely affected.
The enactment of the S.A.F.E. Act may adversely affect our business.
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
There may be material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs sponsored by HUD and FHA, and securitized by Ginnie Mae which could materially and adversely affect the reverse mortgage industry as a whole.
The reverse mortgage industry is largely dependent upon rules and regulations implemented by HUD, FHA and Ginnie Mae. There can be no guarantee that HUD/FHA will retain Congressional authorization to continue the Home Equity Conversion Mortgage (HECM) program, which provides FHA government insurance for qualifying HECM loans, or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. For example, HUD recently implemented certain lending limits for the HECM program, and it is anticipated that additional underwriting criteria will be enforced later in 2014 designed to shore up and protect the FHA insurance fund. In addition, Ginnie Mae’s participation in the reverse mortgage industry may be subject to economic and political changes that cannot be predicted. Any of the aforementioned circumstances could materially and adversely affect the performance of the Liberty business and the value of our common stock.
Risks Relating to Our Business
An economic slowdown or a deterioration of the housing market could increase delinquencies, defaults, foreclosures and advances.
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

•
Revenue. An increase in delinquencies may delay the timing of revenue recognition because we recognize servicing fees as earned which is generally upon collection of payments from borrowers or proceeds from REO liquidations. An increase in delinquencies also leads to lower float balances and float earnings. Additionally, an increase in delinquencies in our GSE servicing portfolio acquired from Homeward and ResCap will result in lower revenue because we collect servicing fees from GSEs only on performing loans.

•
Expenses. Higher delinquencies increase our cost to service loans, as loans in default require more intensive effort to bring them current or manage the foreclosure process. An increase in advances outstanding relative to the change in the size of the servicing portfolio can result in substantial strain on our financial resources. This occurs because excess growth of advances increases financing costs with no offsetting increase in revenue, thus reducing profitability. If we are unable to fund additional advances, we could breach the requirements of our servicing agreements. Such developments could result in our losing our servicing rights, which would have a substantial negative impact on our financial condition and results of operations and could trigger cross-defaults under our various credit agreements.

•
Valuation of MSRs. Apart from the risk of losing our servicing rights, defaults are involuntary prepayments resulting in a reduction in UPB. This may result in higher amortization and impairment in the value of our MSRs.

Adverse economic conditions could also negatively impact our newly acquired lending businesses. For example, during the economic crisis, total U.S. residential mortgage originations volume decreased substantially. Moreover, declining home prices and increasing loan-to-value ratios may preclude many potential borrowers from refinancing their existing loans. Further, an increase in prevailing interest rates could decrease originations volume.
Any setback to the recovery of the residential mortgage market could reduce the number of loans that we service or originate, adversely affect our ability to sell mortgage loans or increase delinquency rates. Any of the foregoing could adversely affect our business, financial condition and results of operations.
We may be unable to obtain sufficient capital to meet the financing requirements of our business, which may prevent us from having sufficient funds to conduct our operations or meet our obligations on our advance facilities.
Our business requires substantial amounts of capital and our financing strategy includes the use of leverage. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to continue to borrow money. Our ability to borrow money is affected by a variety of factors including:

•	limitations imposed on us by existing lending and similar agreements that contain restrictive covenants that may limit our ability to raise additional debt

•	liquidity in the credit markets

•	the strength of the lenders from whom we borrow

•	limitations on borrowing on advance facilities that are limited by the amount of eligible collateral pledged
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
Our advance facilities are revolving facilities, and in a typical monthly cycle, we repay up to one-third of the borrowings under these facilities from collections. During the remittance cycle, which starts in the middle of each month, we depend on our lenders to provide the cash necessary to make the advances that we are required to make as servicer. If one or more of these lenders were to fail, we may not have sufficient funds to meet our obligations.
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
Our servicing portfolio may be prepaid prior to maturity, refinanced with a mortgage loan not serviced by us or involuntarily liquidated through foreclosure or other liquidation process. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to acquire the right to service or subservice additional pools of mortgage loans or to originate additional loans for which we retain the MSRs. We may not be able to acquire MSRs or enter into additional fee-based servicing agreements on terms favorable to us or at all, due to factors such as decreased mortgage loan production or the regulatory environment. We may not be able to originate as many loans for which we retain the MSRs as we desire. Although Homeward has been originating mortgage loans since November 2011, its track record in this line of business is still limited and subject to uncertainty. Furthermore, third party originators have relationships with more than one correspondent lender and may elect to sell some or all of their loans to one or more correspondent lenders other than us.
We rely on an experienced senior management team, and the loss of the services of one or more of our senior managers could have a material adverse effect on us.
The experience of our senior managers is a valuable asset to us. Our Executive Chairman, William C. Erbey, has been with us since our founding in 1987, and our President and Chief Executive Officer, Ronald M. Faris, joined us in 1991. Other senior managers have been with us for 10 years or more. We do not have employment agreements with, or maintain key man life insurance relating to, Mr. Erbey, Mr. Faris or any of our other executive officers. The loss of the services of our senior managers could have a material adverse effect on us.

An inability to attract and retain qualified personnel could harm our business, financial condition and results of operations.
Our future success also depends, in part, on our ability to identify, attract and retain highly skilled servicing, lending, finance and technical personnel. We face intense competition for qualified individuals from numerous financial services and other companies, some of which have far greater resources than we do. We may be unable to identify, attract and retain suitably qualified individuals, or we may be required to pay increased compensation in order to do so. If we were to be unable to attract and retain the qualified personnel we need to succeed, our business, financial condition and results of operations could suffer.
We could have conflicts with Altisource, HLSS, Altisource Asset Management Corporation (AAMC) and Altisource Residential Corporation (Residential), and our Executive Chairman, other members of our board of directors or management could have, could appear to have or could be alleged to have conflicts of interest due to his or their relationships with Altisource, HLSS, AAMC and Residential that may be resolved in a manner adverse to us.
We do a substantial amount of business with Altisource, HLSS, AAMC and Residential. Conflicts may arise between us and one or more of these entities because of our ongoing agreements with them and because of the nature of our respective businesses.
Our Executive Chairman is the Chairman of Altisource, HLSS, AAMC and Residential. As a result, he has obligations to us as well as to Altisource, HLSS, AAMC and Residential and could have, could appear to have or could be alleged to have conflicts of interest with respect to matters potentially or actually involving or affecting us and Altisource, HLSS, AAMC and Residential, as the case may be. Our Executive Chairman currently has significant investments in Altisource, HLSS, AAMC and Residential and certain of our other officers and directors own stock or options in one or more of Altisource, HLSS, AAMC and Residential. Such ownership interests could create, appear to create or be alleged to create conflicts of interest with respect to matters potentially or actually involving or affecting us and Altisource, HLSS, AAMC and Residential, as the case may be.
We have adopted policies, procedures and practices to avoid potential conflicts with respect to our dealings with Altisource, HLSS, AAMC and Residential, including our Executive Chairmen recusing himself from negotiations regarding, and approvals of, transactions with these entities. We also manage potential conflicts of interest through oversight by independent members of our Board of Directors (independent directors constitute a majority of our Board of Directors), and we will seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with Altisource, HLSS, AAMC and Residential. There can be no assurance that such measures will be effective, that we will be able to resolve all potential conflicts with Altisource, HLSS, AAMC or Residential, as the case may be, or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party that had none of the connections we have with these businesses.
We are dependent on Altisource for our technology.
We believe that we have competitive strengths and achieve our results through the use of proprietary technology and processes. Our servicing platform runs on an information technology system that we license under long-term agreements with Altisource. We believe this system is highly robust and manages more data than the systems used by most other mortgage servicers. If Altisource were to fail to fulfill its contractual obligations to us or were to become unable to fulfill them (for example, because it entered bankruptcy), or if Altisource failed to continue to maintain and develop its technology so as to continue to provide us with competitive strengths, our business could suffer.
We have operations in India, Uruguay and the Philippines that could be adversely affected by changes in the political or economic stability of India, Uruguay or the Philippines or by government policies in India, Uruguay, the Philippines or the U.S.
More than 56% of our employees are located in India. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. For example, changes in regulatory requirements could require us to curtail our use of lower-cost operations in India to service our businesses. If we had to curtail or cease our operations in India and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.
In addition, we may need to increase the levels of our employee compensation more rapidly than in the past to retain talent in India. Unless we are able to continue to enhance the efficiency and productivity of our employees, wage increases in the long term may reduce our profitability.
Our operations in Uruguay and the Philippines are less substantial than our Indian operations. However, they are still at risk of being affected by the same types of risks that affect our Indian operations. If they were to be so affected, our business could be materially and adversely affected.

A downgrade in our servicer ratings could have an adverse effect on our business, financing activities, financial condition or results of operations.
Standard & Poor’s, Moody’s and Fitch rate us as a mortgage servicer. Favorable ratings from these agencies are important to the conduct of our loan servicing business. Downgrades in servicer ratings could adversely affect our ability to finance servicing advances and maintain our status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in our servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of match funded advance facilities that we may seek in the future. In addition, some of our pooling and servicing agreements require that we maintain specified servicer ratings. Our failure to maintain favorable or specified ratings may cause our termination as servicer and further impair our ability to consummate future servicing transactions, which could have an adverse effect on our business, financing activities, financial condition and results of operations.
If we do not comply with our obligations under our servicing agreements or if others allege non-compliance, our business and results of operations may be harmed.
We have contractual obligations under the servicing agreements pursuant to which we service mortgage loans. Many of our servicing agreements require adherence to general servicing standards, and certain contractual provisions delegate judgment over various servicing matters to us. Our servicing practices, and the judgments that we make in our servicing of loans, could be questioned by parties to these agreements, such as trustees or master servicers, or by investors in the trusts which own the mortgage loans or other third parties. Accordingly, we could become subject to litigation claims seeking damages or other remedies arising from alleged breaches of our servicing agreements. Third parties have indicated that they might seek to pursue such claims in the future.  If we do not comply with our servicing agreements, we may be terminated as servicer, or we may be required to make indemnification or other payments or provide other remedies. Even if such allegations against us lack merit, we may have to spend additional resources and devote additional management time to contesting such allegations which would reduce the resources available to address, and the time management is able to devote to, other issues.
Loan putbacks and related liabilities for breaches of representations and warranties regarding sold loans could adversely affect our business.
We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities, and our acquisitions to the extent we assume one or more of these obligations and in connection with our servicing practices. At December 31, 2013, we had provided or assumed representation and warranty obligations in connection with $89.1 billion of UPB, covering both forward and reverse mortgage loans. At December 31, 2013, we had outstanding representation and warranty repurchase demands of $158.8 million UPB (753 loans).  Homeward’s contracts with purchasers of originated loans contain provisions that require indemnification or repurchase of the related loans under certain circumstances. Additionally, in one of the servicing contracts that Homeward acquired in 2008 from Freddie Mac involving non-prime mortgage loans, it assumed the origination representations and warranties even though it did not originate the loans. While the language in the purchase contracts varies, they generally contain provisions that require Homeward to indemnify purchasers of related loans or repurchase such loans if:

•	representations and warranties concerning loan quality, contents of the loan file or loan underwriting circumstances are inaccurate

•	adequate mortgage insurance is not secured within a certain period after closing

•	a mortgage insurance provider denies coverage

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

As our lending business grows, we expect that our exposure to indemnification risks and repurchase requests is likely to increase. If home values decrease, our realized loan losses from loan repurchases and indemnifications may increase as well. As a result, our reserve for repurchases may increase beyond our current expectations. If we are required to indemnify or repurchase loans that we originate and sell, and where we have assumed this risk on loans that we service, as discussed above, in either case resulting in losses that exceed our related reserve, our business, financial condition and results of operations could be adversely affected. We are aware of several recent court actions in which mortgage loan sellers are defending against repurchase claims have been asserted against them based on alleged breaches of representations and warranties. The grounds for the defense of such claims include the expiration of statutes of limitation, lack of notice and opportunity to cure and vitiation of the obligation to repurchase as a result of foreclosure or charge off of the loan. Ocwen is not a party to any of the actions, but we are the servicer for certain securitizations involved in such actions. Ocwen has entered into tolling agreements with respect to its role as servicer for a very small number of securitizations and may enter into additional tolling agreements in the future. Should Ocwen be made a party to these or similar actions, we may need to defend allegations that we failed to service loans in accordance with applicable agreements and that such failures prejudiced the rights of repurchase claimants against loan sellers. We believe that any such allegations would be without merit and, if necessary, would vigorously defend against them. If, however, we were required to compensate claimants for losses related to seller breaches of representations and warranties in respect of loans we service, then our business, financial condition and results of operations could be adversely affected.
We originate, securitize and service reverse mortgages, which subjects us to additional risks that could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.
As a result of our Liberty acquisition, we originate, securitize and service reverse mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. Generally, a reverse mortgage is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until the borrower dies, moves out of the home or the home is sold. A decline in the demand for reverse mortgages may reduce the number of reverse mortgages we originate, and adversely affect our ability to sell reverse mortgages in the secondary market. Although foreclosures involving reverse mortgages generally occur less frequently than forward mortgages, loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to maintain their property or fail to pay taxes or home insurance premiums. A general increase in foreclosure rates may adversely impact how reverse mortgage~~s~~ are perceived by potential customers and thus reduce demand for reverse mortgages. Finally, as a result of the Liberty acquisition, we could become subject to negative headline risk in the event that loan defaults on reverse mortgages lead to foreclosures or evictions of elderly homeowners. All of the above factors could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.
Technology failures could damage our business operations or reputation and increase our costs.
Our business is substantially dependent on our ability to process and monitor a large number of transactions, many of which are complex, across various parts of our business. These transactions often must adhere to the terms of complex legal agreements, as well as legal and regulatory standards. In addition, given the volume of transactions that we process and monitor, certain errors may be repeated or compounded before they are discovered and rectified. We are responsible for developing and maintaining sophisticated operational systems and infrastructure, which is challenging.
System disruptions and failures may interrupt or delay our ability to provide services to our customers and otherwise adversely affect our operations. The secure transmission of confidential information over the Internet and other electronic distribution and communication systems is essential to our maintaining consumer confidence in certain of our services. Security breaches, computer viruses, hacking and other acts of vandalism could result in a compromise or breach of the technology that we use to protect our borrowers’ personal information and transaction data. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume or unforeseen catastrophic events, potentially resulting in data loss and adversely affecting our ability to process these transactions. If one or more of such events occurs, this could potentially jeopardize data integrity or confidentiality of information processed and stored in, or transmitted through, our computer systems and networks, which could result in our facing significant losses, reputational damage and legal liabilities.
In addition, consumers generally are concerned with security breaches and privacy on the Internet, and Congress or individual states could enact new laws regulating the use of technology in our business that could adversely affect us or result in significant compliance costs.
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
We estimate the fair value of our MSRs by calculating the present value of expected future cash flows utilizing assumptions that we believe are appropriate and are used by market participants. The methodology used to estimate these values is complex and uses asset-specific collateral data and market inputs for interest and discount rates and liquidity dates.

Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. If prepayment speeds increase more than estimated, delinquency and default levels are higher than anticipated or financial market illiquidity is greater than anticipated, we may be required to write down the value of certain assets which could adversely affect our earnings.
Our hedging strategies may not be successful in mitigating our exposure to interest rate risk.
We currently have no interest rate swaps to hedge our exposure to variable interest rates under our match funded advance funding facilities, but we have an interest rate cap in place that limits our exposure to increases in interest rates on one facility. If we are successful in acquiring additional servicing or subservicing rights, there is no assurance that we will be able to obtain the fixed rate financing that would be necessary to protect us from the effect of rising interest rates. Therefore, we may consider utilizing various derivative financial instruments to protect against the effects of rising rates. In addition, we may use interest rate swaps, U.S. Treasury futures, forward contracts and other derivative instruments to hedge our interest rate exposure on loans and MSRs measured at fair value. We currently have no economic hedge positions open to hedge our fair value MSRs. We have entered into forward mortgage backed securities trades to hedge our mortgage loans held for sale at fair value and to hedge interest rate lock commitments on loans that we have agreed to originate at a specified rate.
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
We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or on different bases, than our interest earning assets or when financed assets are not interest-bearing. Our servicing business is characterized by non-interest earning assets financed by interest bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At December 31, 2013, we had total advances and match funded advances of $3.4 billion. We are also exposed to interest rate risk because a portion of our advance funding and other outstanding debt at December 31, 2013 is variable rate. Rising interest rates may increase our interest expense. Nevertheless, earnings on float balances partially offset this variability. We currently have no interest rate swaps in place to hedge our exposure to rising interest rates, but we have one interest rate cap in place.
The MSRs that we carry at fair value are subject to substantial interest rate risk as the mortgage notes underlying the servicing rights permit the borrowers to prepay the loans. We may enter into economic hedges (derivatives that do not qualify as hedges for accounting purposes) including interest rate swaps, U.S. Treasury futures and forward contracts to minimize the effects of loss in value of these MSRs associated with increased prepayment activity that generally results from declining interest rates. We currently have no economic hedges in place to minimize the effects on our MSRs carried at fair value of increased prepayment activity in the event of declining interest rates.
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
We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in Uruguay, the Philippines and India expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant. We have periodically entered into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee on amounts payable to our subsidiaries in India. No such forward contracts were outstanding as of December 31, 2013.
We are subject to, among other things, requirements regarding the effectiveness of our internal controls over financial reporting. If our internal controls over financial reporting are found to be inadequate, our financial condition and results of operations and the trading price of our common stock may be materially and adversely affected.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP), because of their inherent limitations, internal controls over financial reporting may not prevent or detect fraud or misstatements. Fraud or misstatement could adversely affect our financial condition and results of operations. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. In addition, investors could lose confidence in our financial reports and the trading price of our common stock may be adversely affected if our internal controls over financial reporting are found by management or by our independent registered public accounting firm not to be adequate.
Risks Relating to Acquisitions
Pursuit of business acquisitions or MSR asset acquisitions exposes us to financial, execution and operational risks that could adversely affect us.
We are constantly looking for opportunities to grow our business through acquisitions of businesses and assets. The performance of the businesses and assets we acquire through acquisitions may not match the historical performance of our other assets. Nor can we assure you that the businesses and assets we acquire will perform at levels meeting our expectations. We may find that we overpaid for the acquired business or assets or that the economic conditions underlying our acquisition decision have changed. It may also take several quarters or longer for us to fully integrate the newly acquired business and assets into our business, during which period our results of operations and financial condition may be negatively affected. Further, certain one-time expenses associated with such acquisitions may have a negative impact on our results of operations and financial condition. We cannot assure you that acquisitions will not adversely affect our results of operations and financial condition.
The risks associated with acquisitions include, among others:

•	unanticipated issues in integrating servicing, information, communications and other systems

•	unanticipated incompatibility in servicing, lending, purchasing, logistics, marketing and administration methods

•	not retaining key employees

•	the diversion of management’s attention from ongoing business concerns
The integration process can be complicated and time consuming and could potentially be disruptive to borrowers of loans serviced by the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its borrowers, we may not realize the anticipated economic benefits of particular acquisitions within our expected timeframe, or we could lose subservicing business or employees of the acquired business. Through acquisitions, we may enter into business lines in which we have not previously operated. Such acquisitions could require additional integration costs and efforts, including significant time from senior management. We may not be able to achieve the synergies we anticipate from acquired businesses, and we may not be able to grow acquired businesses in the manner we anticipate. In fact, the businesses we acquire could decrease in size, even if the integration process is successful.
Further, prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices that we considered to be acceptable, and we expect that we will experience this condition in the future. In addition, in order to finance an acquisition we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or we could raise additional equity capital, which could dilute the interests of our existing shareholders.
The timing of closing of our acquisitions is often uncertain. We have in the past and may in the future experience delays in closing our acquisitions, or certain tranches of them. For example, we and the applicable seller are often required to obtain certain contractual consents as a prerequisite to closing, such as the consents of trustees to RMBS securitization trusts in connections with transfers of MSRs. Accordingly, even if we and the applicable seller are efficient and proactive, the actions of third parties can impact the timing under which such consents are obtained. We and the applicable seller may not be able to obtain all of the required consents, which may mean that we are unable to acquire all of the assets that we wish to acquire. Regulators may have questions relating to aspects of our acquisitions and we may be required to devote time and resources responding to those questions. For example, as discussed above, in early February 2014, the NY DFS requested that OLS put an indefinite hold on an acquisition from Wells Fargo. We have agreed to place the acquisition on indefinite hold. We are cooperating with the NY DFS on this matter. It is also possible that we will expend considerable resources in the pursuit of an acquisition that, ultimately, either does not close or is terminated.
Pursuit of business acquisitions, MSRs or other asset acquisition opportunities exposes us to additional liabilities that could adversely affect us.
As a result of our pursuit of business acquisitions, MSRs or other asset acquisition opportunities, we may be exposed to unknown or contingent liabilities associated with the businesses or assets that we acquire, and if these liabilities exceed our estimates, our results of operations and financial condition may be materially and negatively affected.
As a part of the Litton Acquisition, Goldman Sachs and Ocwen have agreed to indemnification provisions for the benefit of the other party. While Goldman Sachs has agreed to retain certain potential liabilities for fines and penalties that could be imposed by certain government authorities relating to Litton’s pre-closing foreclosure and servicing practices, Goldman Sachs and Ocwen have agreed to share certain losses arising out of potential third-party claims in connection with Litton’s pre-closing performance under its servicing agreements. Goldman Sachs has agreed to be liable for (i) 80% of any such losses until the amount paid by Goldman Sachs is equal to 80% of the Goldman Shared Loss Cap and (ii) thereafter, 20% of any such losses until the amount paid by Goldman Sachs is equal to the Goldman Shared Loss Cap. Ocwen has agreed to be liable for (i) 20% of any such losses until the amount paid by Ocwen is equal to 20% of the Goldman Shared Loss Cap, (ii) thereafter, 80% of any such losses until the amount paid by Ocwen is equal to the Goldman Shared Loss Cap and (iii) thereafter, 100% of any such losses in excess of the Goldman Shared Loss Cap. The “Goldman Shared Loss Cap” is $123.7 million, or 50%, of the adjusted base purchase price of the Litton Acquisition. We cannot assure you that the losses incurred by Ocwen will not exceed our original projections or that Goldman Sachs will fulfill its indemnification obligations.
As a part of the 2012 Saxon MSR Transaction, the sellers and Ocwen have agreed to indemnification provisions for the benefit of the other party. While the sellers have agreed to retain certain contingent liabilities for losses, fines and penalties that could result from claims by government authorities and certain third parties relating to pre-closing foreclosure, servicing and loan origination practices, the sellers and Ocwen have agreed to share certain losses arising out of potential third-party claims in connection with the seller’s pre-closing performance under its servicing agreements. The sellers have agreed to be liable for (i) 75% of any such losses until the amount paid by the sellers is equal to 60% of the Saxon Shared Loss Cap of $83 million and (ii) thereafter, 25% of any such losses until the amount paid by the sellers is equal to the Saxon Shared Loss Cap. Ocwen has agreed to be liable for (i) first, 25% of any such losses until the amount paid by the sellers is equal to 60% of the Saxon Shared Loss Cap, (ii) second, 75% of any such losses until the amount paid by the sellers is equal to the Saxon Shared Loss Cap and (iii) thereafter, 100% of any such losses in excess of the Saxon Shared Loss Cap. We cannot assure you that the losses incurred by Ocwen will not exceed our original projections or that the sellers will fulfill their indemnification obligations.
As a part of the Homeward Acquisition, the sellers and Ocwen have agreed to indemnification provisions for the benefit of the other party. In particular, the sellers have agreed to retain 75% of contingent liabilities for losses arising out of potential third-party claims in connection with the seller’s pre-closing servicing or accounting errors, settlements with government authorities, and settlements, penalties or compensatory fees incurred with GSEs, up to $100 million of such losses. Sellers have escrowed $75 million of the purchase price for the Homeward Acquisition for 21 months from the date of the closing to pay any amounts owed in respect of such losses. Ocwen has agreed to be liable for (i) 25% of any such losses up to $100 million and (ii) 100% of such losses, if any, in excess of $100 million. We cannot assure you that the losses incurred by Ocwen will not exceed our original projections or that the sellers will fulfill their indemnification obligations.
In addition, in connection with the ResCap Acquisition, we assumed potential liabilities with respect to a portfolio of mortgage loans that, if they are not made current, foreclosed upon or otherwise resolved within specified timeframes, could result in repurchase demands for affected mortgage loans from Freddie Mac.
We may be required to pay for losses in connection with the above-described or other acquisitions. While we reserve amounts to pay for any losses in connection with acquisitions in accordance with GAAP, those reserves may not be adequate over time to cover actual losses, and if any such losses exceed the reserved amount, we would recognize losses to the extent of such excess, which would adversely affect our net income and stockholders’ equity and, depending on the extent of such excess losses, could adversely affect our business. It is possible that certain financial covenants in our credit facilities would be breached by such excess losses.
Risks Relating to Tax Matters
The tax liability to Ocwen as a result of the transfer of assets to OMS could be substantial.
Pursuant to the formation of OMS, Ocwen transferred significant assets to OMS in a taxable transaction. Ocwen recognized gain, but not loss, on this transfer equal to the excess, if any, of the fair market value of the transferred assets over Ocwen’s tax basis therein. The fair market value of the transferred assets was based on market standard valuation methodology and confirmed by an independent valuation firm. However, the Internal Revenue Service (the IRS) could challenge this valuation, and if such a challenge were successful, any tax imposed as a result of the transfer could be significant.
Failure to retain the tax benefits provided by the United States Virgin Islands would adversely affect our financial condition and results of operations.
OMS is incorporated under the laws of the USVI and is headquartered in Frederiksted, USVI. The USVI has an Economic Development Commission (EDC), that provides benefits (EDC Benefits) to certain qualified businesses in Frederiksted that enable us to avail ourselves of significant tax benefits for a 30 year period. OMS received its certificate to operate as a company qualified for EDC Benefits as of October 1, 2012. It is possible that we may not be able to retain our qualifications for the EDC Benefits or that changes in U.S. federal, state, local, territorial or USVI taxation statutes or applicable regulations may cause a reduction in or an elimination of the EDC Benefits, all of which could result in a significant increase to our tax expense, and, therefore, adversely affect our financial condition and results of operations.
We may be subject to increased United States federal income taxation.
OMS is incorporated under the laws of the USVI and intends to operate in a manner that will cause a substantial amount of its net income to be treated as not related to a trade or business within the United States, which will cause such income to be exempt from current United States federal income taxation. However, because there are no definitive standards provided by the Internal Revenue Code (the Code), regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, we cannot assure you that the IRS will not successfully assert that OMS is engaged in a trade or business within the United States with respect to that income.
If the IRS were to successfully assert that OMS has been engaged in a trade or business within the United States with respect to that income in any taxable year, it may become subject to current United States federal income taxation on such income.
The tax liability to Ocwen as a result of the Separation could be substantial.
Prior to the Separation, any assets transferred to Altisource or non-U.S. subsidiaries were taxable pursuant to Section 367(a) of the Code, or other applicable provisions of the Code and Treasury regulations. Taxable gains not recognized in the restructuring were generally recognized pursuant to the Separation itself under Section 367(a). The taxable gain recognized by Ocwen attributable to the transfer of assets to Altisource equaled the excess of the fair market value of each asset transferred over Ocwen’s basis in such asset. Ocwen’s basis in some assets transferred to Altisource may have been low or zero which could result in a substantial tax liability to Ocwen. In addition, the amount of taxable gain was based on a determination of the fair market value of Ocwen’s transferred assets. The determination of fair market values of non-publicly traded assets is subjective and could be subject to closing date adjustments or future challenge by the IRS which could result in an increased U.S. federal income tax liability to Ocwen.
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
The market price of our shares of common stock has been and may continue to be volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated during 2013 between $34.58 per share and $59.97 per share and may continue to fluctuate. Therefore, the volatility may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to factors both within and outside our control, including acquisitions, dispositions or other material public announcements or speculative trading in our stock (e.g., traders “shorting” our common stock), as well as a variety of other factors including those set forth under “Risk Factors” and “Forward-Looking Statements.”

In addition, the stock markets in general, including the New York Stock Exchange, have, at times, experienced extreme price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often has been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the market prices of our common stock.
No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period under our share repurchase program, and such repurchases could affect our share price and increase share price volatility.
On October 31, 2013, we announced that our Board of Directors had authorized a share repurchase program for an aggregate of up to $500.0 million of our issued and outstanding shares of common stock. Unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 2016. Purchases may be made on market or in privately negotiated transactions. We may use SEC Rule 10b5-1 plans in connection with our share repurchase program. On February 27, 2014, we announced a general goal of buying at least the prior quarter’s earnings in the three months following our earnings announcements. However, we may buy more or less in any given period and our intentions may change. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Our share repurchase program will utilize cash that we will not be able to use in other ways to grow our business.
Our directors and executive officers collectively own a large percentage of our common shares and could influence or control matters requiring shareholder approval.
Our directors and executive officers and their affiliates collectively own or control approximately 18% of our outstanding common shares (excluding stock options). This includes approximately 13% owned or controlled by our executive chairman, William C. Erbey, and approximately 3% owned or controlled by our director and former chairman, Barry N. Wish. As a result, these shareholders could significantly influence matters requiring shareholder approval, including the amendment of our articles of incorporation, the approval of mergers or similar transactions and the election of all directors.
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
We have 62,000 shares of Series A Perpetual Convertible Preferred Stock (Preferred Shares) outstanding. The holders of Preferred Shares are entitled to vote on all matters submitted to the stockholders for a vote, voting together with the holders of the common stock as a single class, with each share of common stock entitled to one vote per share and each Preferred Share entitled to one vote for each share of common stock issuable upon conversion of the Preferred Share as of the record date for such vote or, if no record date is specified, as of the date of such vote.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2:	PROPERTIES
The following table sets forth information relating to our primary facilities at December 31, 2013:

Location	Owned/Leased	Square Footage
Principal executive office:
Atlanta, Georgia (1)	Leased	2,094
St. Croix, U.S. Virgin Islands	Leased	4,400

Document storage and imaging facility:
West Palm Beach, Florida	Leased	51,931

Business operations and support offices
U.S. facilities:
Coppell, Texas (2)	Leased	182,700
Waterloo, Iowa (3)	Owned	154,980
Addison, Texas (2)	Leased	137,992
Fort Washington, Pennsylvania (3)	Leased	127,980
Lewisville, Texas (3)	Leased	78,413
Jacksonville, Florida (2)	Leased	76,075
McDonough, Georgia (4)	Leased	62,000
Rancho Cordova, California (5)	Leased	53,107
West Palm Beach, Florida	Leased	51,546
Houston, Texas (4)	Leased	43,014
Eden Prairie, Minnesota (3)	Owned	32,283
Burbank, California (3)	Leased	18,601
Westborough, Massachusetts (3)	Leased	18,158

Offshore facilities:
Mumbai, India (6)	Leased	178,508
Bangalore, India (7)	Leased	173,980
Pune, India (2)	Leased	88,683
Manila, Philippines	Leased	45,035
Montevideo, Uruguay	Leased	17,463

(1)	We sublease this space from Altisource through October 2014.

(2)	We assumed the leases in connection with our acquisition of Homeward. We ceased using the Jacksonville, Florida facility in 2013.

(3)	We assumed the leases or acquired the facility in connection with our acquisition of ResCap.

(4)
We assumed the lease in connection with our acquisition of Litton. The lease of the Texas facility expired in August 2012 but was renewed on a temporary basis for approximately one-third of the original space. Ocwen or the lessor could terminate this lease at any time by providing 150 days prior written notice. We gave notice on the lease in September 2013 and entered into a new lease for 36,382 square feet of the facility effective January 2014. We ceased using the Georgia facility in 2012.

(5)	We assumed this lease in connection with our acquisition of Liberty.

(6)
At December 31, 2013, we were in the process of transferring employees from two older facilities to a new facility. The total square footage shown includes only facilities that were occupied at December 31, 2013. In March 2014, employees will relocate from a 23,140 square foot facility, and the transfers will be complete. The leases on the older facilities will be terminated in the first quarter of 2014.

(7)
At December 31, 2013, we were in the process of transferring employees from three older facilities to a new facility. The total square footage shown includes only facilities that were occupied at December 31, 2013. In March 2014, employees will relocate from a 56,530 square foot facility, and the transfers will be complete. The leases on the older facilities will be terminated in the first quarter of 2014.
In addition to the facilities listed in the table above, we also lease other small facilities in Orlando, Florida; Mount Laurel, New Jersey; Hauppage, New York; Lisle, Illinois; Irvine, California; and St. Croix, USVI.

ITEM 3.	LEGAL PROCEEDINGS
See Note 28 — Commitments and Contingencies and Note 30 — Subsequent Events to the Consolidated Financial Statements. That information is incorporated into this item by reference.

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

	High	Low
2013
First quarter	$41.47	$34.68
Second quarter	45.74	34.58
Third quarter	58.06	41.15
Fourth quarter	59.97	49.91

2012
First quarter	$16.90	$13.75
Second quarter	18.78	14.54
Third quarter	28.10	18.94
Fourth quarter	38.80	28.64
The closing sales price of our common stock on February 24, 2014 was $39.00.
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

The following graph compares the cumulative total return on the common stock of Ocwen Financial Corporation since December 31, 2008, with the cumulative total return on the stocks included in Standard & Poor’s 500 Market Index and Standard & Poor’s Diversified Financials Market Index.
Total Return Performance (1)

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Ocwen Financial Corporation	100.00	104.25	103.92	157.73	376.80	604.03
S&P 500	100.00	123.45	139.23	139.23	157.90	204.63
S&P Diversified Financials	100.00	128.53	134.06	92.59	128.59	179.26

(1)	Excludes the significant value distributed in 2009 to Ocwen investors in the form of Altisource common equity.
Purchases of Equity Securities by the Issuer and Affiliates
Information regarding repurchases of our common stock during the fourth quarter of 2013 is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
November 1-November 30	667,112	$51.1059	667,112	$465.9	million
December 1-December 31	458,595	$56.5404	458,595	$440.0	million
Total	1,125,707	$53.3198	1,125,707
On September 23, 2013, we entered into amendments to the Senior Secured Term Loan Facility Agreement and the related Pledge and Security Agreement which permit Ocwen to repurchase of all of its Preferred Stock, which may be converted to common stock prior to repurchase, and up to $1.5 billion of its common stock, subject, in each case, to pro forma financial covenant compliance. See Note 15 — Borrowings to the Consolidated Financial Statements for additional information regarding the terms of this loan. On October 31, 2013, we announced that our board of directors had authorized a share repurchase program for an aggregate of up to $500.0 million of our issued and outstanding shares of common stock. The purpose of this plan is to provide a tax efficient way to return cash to shareholders when it is deemed the shares are attractively priced. Unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 2016. We may use SEC Rule 10b5-1 plans in connection with our share repurchase program. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period.
Number of Holders of Common Stock
On February 24, 2014, 135,176,271 shares of our common stock were outstanding and held by approximately 72 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.
Securities Authorized for Issuance under Equity Compensation Plans
The information contained in our 2014 Proxy Statement under the caption “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA (Dollars in thousands, except per share data and unless otherwise indicated)
The selected historical consolidated financial information set forth below should be read in conjunction with Business, Corporate Strategy and Outlook - Servicing portfolio and platform acquisitions, Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations, our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements. The historical financial information presented may not be indicative of our future performance.

	December 31,
	2013 (1) (2)	2012 (1) (2)	2011 (1)	2010 (1)	2009 (3)
Selected Balance Sheet Data
Total Assets	$7,873,770	$5,685,962	$4,728,024	$2,921,409	$1,769,350
Loans held for sale	$566,660	$509,346	$20,633	$25,803	$33,197
Loans held for investment - Reverse mortgages	618,018	—	—	—	—
Advances and match funded advances	3,444,571	3,233,707	3,733,502	2,108,885	968,529
Mortgage servicing rights	2,069,381	764,150	293,152	193,985	117,802
Goodwill	416,558	416,176	70,240	12,810	—
Trading securities, at fair value (4)	—	—	—	—	251,156

Total Liabilities	$6,017,087	$3,921,168	$3,384,713	$2,016,592	$903,487
Match funded liabilities	$2,364,814	$2,532,745	$2,558,951	$1,482,529	$465,691
Financing liabilities	1,284,229	306,308	—	—	—
Long-term other secured borrowings	1,288,740	18,466	563,627	277,542	143,395
Investment line (4)	—	—	—	—	156,968

Mezzanine equity (5)	$60,361	$153,372	$—	$—	$—

Total stockholders’ equity (6)	$1,796,322	$1,611,422	$1,343,311	$904,817	$865,863

Residential Loans and Real Estate Serviced for Others
Count	2,861,918	1,219,956	671,623	479,165	351,595
UPB	$464,651,332	$203,665,716	$102,199,222	$73,886,391	$49,980,077

	For the Years Ended December 31,
	2013	2012	2011	2010	2009 (3)
Selected Operations Data
Revenue:
Servicing and subservicing fees	$1,823,559	$804,407	$458,838	$321,699	$264,467
Gain (loss) on loans held for sale, net	121,694	215	(2)	—	—
Other	93,020	40,581	37,055	38,682	116,261
Total revenue	2,038,273	845,203	495,891	360,381	380,728
Operating expenses	1,301,294	363,907	239,547	236,474	235,654
Income from operations	736,979	481,296	256,344	123,907	145,074
Other income (expense):
Interest expense	(412,842)	(223,455)	(132,770)	(85,923)	(62,954)
Other, net	11,086	(333)	(579)	1,170	11,141
Other expense, net	(401,756)	(223,788)	(133,349)	(84,753)	(51,813)

Income from continuing operations before income taxes	335,223	257,508	122,995	39,154	93,261
Income tax expense	41,074	76,585	44,672	5,545	96,110
Income (loss) from continuing operations	294,149	180,923	78,323	33,609	(2,849)
Income from discontinued operations, net of taxes (7)	—	—	—	4,383	3,121
Net income	294,149	180,923	78,323	37,992	272
Net loss (income) attributable to non-controlling interests	—	—	8	(8)	25
Net income attributable to Ocwen stockholders	294,149	180,923	78,331	37,984	297
Preferred stock dividends (5)	(5,031)	(85)	—	—	—
Deemed dividend related to beneficial conversion feature of preferred stock (5)	(6,989)	(60)	—	—	—
Net income attributable to Ocwen common stockholders	$282,129	$180,778	$78,331	$37,984	$297

Basic earnings per share
Income (loss) from continuing operations	$2.08	$1.35	$0.75	$0.34	$(0.04)
Income (loss) from discontinued operations (7)	—	—	—	0.04	0.04
Net income attributable to OCN common stockholders	$2.08	$1.35	$0.75	$0.38	$—

Diluted earnings per share
Income (loss) from continuing operations	$2.02	$1.31	$0.71	$0.32	$(0.04)
Income (loss) from discontinued operations (7)	—	—	—	0.04	0.04
Net income attributable to OCN common stockholders	$2.02	$1.31	$0.71	$0.36	$—

Weighted average common shares outstanding
Basic	135,678,088	133,912,643	104,507,055	100,273,121	78,252,000
Diluted (8)	139,800,506	138,521,279	111,855,961	107,483,015	78,252,000

(1)
Includes significant business acquisitions, including ResCap (February 2013), Homeward (December 2012), Litton (September 2011) and HomEq (September 2010). These transactions primarily involved the acquisition of residential MSRs and related servicing advances. The operating results of the acquired businesses have been included in our results since their respective acquisition dates. See Note 3 — Business Acquisitions to the Consolidated Financial Statements for additional information.

(2)
During 2013 and 2012, Ocwen completed sales to HLSS of Rights to MSRs together with the related servicing advances. We accounted for the sales to HLSS of Rights to MSRs as secured financings. As a result, the MSRs were not derecognized, and a liability was established equal to the sales price. Match funded liabilities were reduced in connection with these sales. See Note 4 — Sales of Advances and MSRs to the Consolidated Financial Statements for additional information.

(3)
On August 10, 2009, we completed the Separation by a pro-rata distribution of Altisource common stock to Ocwen shareholders. As a result of the Separation, we eliminated $88.5 million of assets (including goodwill and other intangibles) and $16.3 million of liabilities from our consolidated balance sheet effective at the close of business on August 9, 2009 and recorded a $72.1 million reduction in additional paid-in capital. After the separation, the operating results of Altisource are no longer included in our operating results. As a consequence of the Separation and related transactions, Ocwen recognized $52.0 million of income tax expense in 2009. OS consolidated revenues and expenses for 2009 prior to the Separation were $106.3 million and $91.8 million, respectively.

(4)
During 2010, we liquidated our remaining investment in auction rate securities and used the proceeds to repay the investment line. Net realized and unrealized gains (losses) on auction rate securities were $(7.9) million and $11.9 million during 2010 and 2009 respectively.

(5)
Ocwen paid $162.0 million of the purchase price to acquire Homeward by issuing 162,000 shares of Series A Perpetual Convertible Preferred stock (Preferred Shares). On September 23, 2013, Ocwen paid $157.9 million to repurchase from the holders of the Preferred Shares all 3,145,640 shares of Ocwen common stock that were issued upon their election to convert 100,000 of the Preferred Shares into shares of Ocwen common stock. See Note 17 — Mezzanine Equity and Note 26 — Related Party Transactions to the Consolidated Financial Statements for additional information.

(6)
On March 28, 2012, Ocwen issued 4,635,159 shares of its common stock upon redemption and conversion of the remaining balance of our 3.25% Convertible Notes due 2024. On November 9, 2011, Ocwen completed the public offering of 28,750,000 shares of common stock at a per share price of $13.00 and received net proceeds of $354.4 million.

(7)
On December 3, 2009, we completed the sale of our investment in Bankhaus Oswald Kruber GmbH & Co. KG (BOK), a wholly owned German banking subsidiary. We have reported the results of operations of BOK in the consolidated financial statements as discontinued operations. Income from discontinued operations for 2010 represents a true-up of Ocwen’s income tax expense on the sale of BOK.

(8)
Prior to the redemption of the 3.25% Convertible Notes, we computed their effect on diluted EPS using the if-converted method. We did not assume conversion of the 3.25% Convertible Notes to common stock for 2009 because the effect was anti-dilutive. We also use the if-converted method to compute the effect on EPS of the Preferred Shares; however, we assumed no conversion for 2013 or 2012 because the effect was anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Form 10-K, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from expected results. You should not place any undue reliance on any forward-looking statement and should consider all uncertainties and risks discussed in this report, including those under “Forward-Looking Statements” and Item 1A, Risk Factors above, as well as those provided in any subsequent SEC filings.

OVERVIEW
Ocwen Financial Corporation is a financial services holding company which, through its subsidiaries, is one of the largest mortgage companies in the United States. We are the fourth largest mortgage servicer in the United States and are a leader in the servicing industry in helping keep borrowers in their homes through foreclosure prevention. Ocwen has completed more than 450,000 loan modifications since January 2008 and is an industry leader in completing sustainable loan modifications as evidenced by the number of completed modifications that remain less than 90 days delinquent. Through our Homeward and

Liberty lending operations, we purchased or originated 32,311 and 7,443 forward and reverse mortgage loans with a UPB of $6.7 billion and $965.2 million, respectively, during 2013.
Market Outlook
As discussed in Item 1. Business, we expect servicing assets and platforms to continue to come to market as banks sell or subservice non-core servicing assets. In addition, banks have legacy mortgage loan portfolios that they may look to sell or subservice. Small specialty servicers may also view a sale and exit as their highest return alternative, especially given the increasingly high fixed costs associated with complying with state and federal servicing rules and regulations. We believe servicing and subservicing opportunities with an aggregate UPB in the range of $1.0 trillion could come to market in the next 3 years.
We would generally expect lower prepayment rates due to lower refinancing activity in a rising rate environment, primarily in our performing Agency servicing portfolio. Our non-Agency portfolio has not historically experienced significant voluntary prepayments. As such, higher interest rates are expected to positively impact our servicing portfolio. Combined with an improving economy and housing market, which should reduce delinquencies, we anticipate a favorable environment for our servicing portfolio.
While overall mortgage market forecasts are projecting a decline in new forward mortgage loan originations in 2014 from 2013 (such as the 28% predicted in the Fannie Mae December 2013 Housing/Economic Forecast), we believe we can mitigate some of the decline with a modest increase in our share of the market through more efficient integration with our servicing portfolio and continuing investment in our lending channels. The CFPB estimates the total potential size of the reverse mortgage market at $1.9 trillion, of which only 3% has been tapped. We believe that Liberty’s strong retail and wholesale operations, combined with low costs and an effective marketing presence, will continue to maintain a strong market share. Nevertheless, we expect slow growth in 2014 in reverse mortgage volume.
As a result of the current regulatory environment, we have faced and expect to continue to face increased regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and the regulatory changes that we are facing. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers and investors.
Operations Summary
Our consolidated operating results for the past three years have been significantly impacted by portfolio and platform acquisitions. The operating results of the acquired businesses are included in our operating results since their respective acquisition dates.
We added 2.5 million forward mortgage loans with a UPB of $376.1 billion onto our servicing platforms (boarded) during the year ended December 31, 2013. The most significant of these are as follows (in millions):

Transaction	Type	Completion Date	Purchase Price	Acquired MSR UPB
ResCap Acquisition (1) (2) (3)	Business	February 2013	$2,300	$183,100
Ally Bank (4)	Contract Assumption	February 2013	N/A	130,000
Ally MSR Transaction (5) (6)	Asset	April - August 2013	621	87,500
OneWest MSR Transaction (7) (8) (9)	Asset	August 2013 - March 2014	2,491	69,000
Greenpoint MSR Transaction	Asset	December 2013	456	6,300

(1)	Acquired ResCap servicing platform, related assets and assumed liabilities and added approximately 2,450 U.S. based employees.

(2)
Purchase price includes $389.9 million of MSRs and $1.7 billion of servicing advances, net of assumed liabilities of $74.6 million consisting primarily of accruals for compensatory fees for foreclosures that may ultimately exceed investor timelines. We recognized goodwill of $207.8 million in connection with the acquisition.

(3)
Consists of $55.6 billion conventional and government insured, $55.6 billion non-Agency, $44.9 billion master servicing and $27.0 billion subservicing. Subsequent to the ResCap acquisition, we acquired $246.4 million UPB of newly originated government insured MSRs from ResCap at contractually agreed multiples of the applicable servicing fee, which approximated market value.

(4)	We acquired the MSRs related to $87.5 billion in UPB from Ally Bank in the Ally MSR Transaction and terminated the subservicing contract with respect to the acquired MSRs.

(5)
Purchase price includes $683.8 million of MSRs and $73.6 million of servicing advances and other receivables, net of the estimated fair value of the assumed origination representation and warranty obligations of $136.7 million in connection with the majority of the acquired MSRs.

(6)
Consists of conventional MSRs. Prior to the acquisition, we subserviced these loans on behalf of Ally Bank under a contract assumption in connection with the ResCap Acquisition. We also acquired newly originated conventional MSRs from Ally Bank through August 31, 2013, at a contractually agreed multiple of the applicable servicing fee, which approximated market value.

(7)	Purchase price and MSR UPB in connection with December and 2014 settlements are preliminary. Final purchase amounts could be different.

(8)
Purchase price consists of $398.8 million of MSRs and $2.1 billion of servicing advances. The OneWest MSR Transaction is closing in stages with the final closing expected to occur during the first quarter of 2014. Purchase price, including the final closing, is $2.5 billion, consisting of $406.1 million of MSRs and $2.1 billion of servicing advances.

(9)
UPB consists of $31.2 billion conventional MSRs and $37.8 billion non-Agency MSRs. Additional UPB acquired in the final closing is estimated to be $849.9 million non-Agency MSRs and $243.9 million conventional MSRs.

Consistent with our “asset-light” strategy, we sell MSRs and Rights to MSRs and related servicing advances to HLSS and other third parties and retain subservicing. Until such time as legal title to MSR and Rights to MSRs transfers, we account for the sale transactions as secured financings. To the extent that a sale is accounted for as a financing, the MSRs remain on our consolidated balance sheet and continue to be amortized. We recognize a financing liability, which is amortized, and recognize interest expense on the outstanding financing liability. Any excess of the proceeds received over our carrying value for the MSRs is deferred and amortized over the estimated life of the underlying MSRs. We may enter into additional MSR and advance sales in the future. We may also consider the sale or financing of other assets with HLSS or other market participants. See Note 4 — Sales of Advances and MSRs to the Consolidated Financial Statements for additional information.
The following table includes significant sales of MSRs and Rights to MSRs completed during 2013, including sales accounted for as secured financings (amounts in millions):

Completion Date	Aggregate Proceeds	MSR UPB Sold	Advances and Match Funded Advances (1)	Deferred Gain	Match Funded Liabilities (1) Repaid
HLSS (2):
March	$803.9	$15,900.0	$703.2	$3.7	$625.8
May	424.5	10,600.0	376.6	18.9	311.5
July	2,600.0	83,300.0	2,400.0	9.6	1,974.0
October	378.7	—	350.0	10.9	78.7
Other (3):
September	21.5	1,500.0	—	3.2	—
October	13.3	1,000.0	—	1.9	—

(1)
Match funded advances include advances sold to SPEs formed for the sole purpose of financing advances on loans that we service for others. We either account for these sales as secured financing transactions or we consolidate the SPE because Ocwen is the primary beneficiary of the SPE. The corresponding liability is classified as match funded liabilities on our Consolidated Balance Sheets.

(2)
Consists of Rights to MSRs for non-Agency MSRs, including all such MSRs acquired in the Homeward and ResCap Acquisitions. Because we retained legal title to the MSRs, the sales of the Rights to MSRs have been accounted for as financings. See Note 4 — Sales of Advances and MSRs for additional information.

(3)
Consists of 2013 vintage conventional MSRs generated on our Homeward lending platform. These transactions have been accounted for as sales with the gain deferred and recognized over the life of the subservicing contract.

The following table summarizes our consolidated operating results for the years indicated. We provide a more complete discussion of operating results in the Segment Results section of the MD&A.

	For the years ended December 31,			$ Change		% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011	2013 vs. 2012	2012 vs. 2011
Consolidated:
Revenue:
Servicing and subservicing fees	$1,823,559	$804,407	$458,838	$1,019,152	$345,569	127%	75%
Gain (loss) on loans held for sale	121,694	215	(2)	121,479	217	n/m	n/m
Other	93,020	40,581	37,055	52,439	3,526	129	10
Total revenue	2,038,273	845,203	495,891	1,193,070	349,312	141	70
Operating expenses	1,301,294	363,907	239,547	937,387	124,360	258	52
Income from operations	736,979	481,296	256,344	255,683	224,952	53	88
Other income (expense):
Interest expense	(412,842)	(223,455)	(132,770)	(189,387)	(90,685)	85	68
Other	11,086	(333)	(579)	11,419	246	n/m	(42)
Other expense, net	(401,756)	(223,788)	(133,349)	(177,968)	(90,439)	80	68
Income before income taxes	335,223	257,508	122,995	77,715	134,513	30	109
Income tax expense	41,074	76,585	44,672	(35,511)	31,913	(46)	71
Net income	294,149	180,923	78,323	113,226	102,600	63	131
Net income (loss) attributable to non-controlling interests	—	—	8	—	(8)	n/m	(100)
Net income attributable to Ocwen stockholders	294,149	180,923	78,331	113,226	102,592	63	131
Preferred stock dividends	(5,031)	(85)	—	(4,946)	(85)	n/m	n/m
Deemed dividend related to beneficial conversion feature of preferred stock	(6,989)	(60)	—	(6,929)	(60)	n/m	n/m
Net income attributable to Ocwen common stockholders	$282,129	$180,778	$78,331	$101,351	$102,447	56	131

Segment income (loss) before taxes:
Servicing	$374,411	$274,363	$135,880	$100,048	$138,483	36%	102%
Lending	35,624	(258)	—	35,882	(258)	n/m	n/m
Corporate Items and Other	(74,812)	(16,597)	(12,885)	(58,215)	(3,712)	351	29
	$335,223	$257,508	$122,995	$77,715	$134,513	30	109
n/m: not meaningful

2013 versus 2012. Servicing and subservicing fees for 2013 were higher than 2012 primarily as a result of a 250% increase in the average UPB of our residential servicing portfolio. Platform and asset acquisitions, including Homeward, ResCap, Ally and OneWest drove the increase in the average size of the residential portfolio as compared to 2012. The increase in servicing revenue resulting from the increase in the average UPB of the residential portfolio was offset in part by the effects of changes in the portfolio mix, with a larger proportion attributed to conventional and government insured loans and to subservicing. Conventional and government insured servicing fees are typically lower than non-Agency servicing fees, and we generally earn lower fees in connection with subservicing contracts as compared to servicing contracts. However, the lower fees earned under subservicing contracts are offset by lower interest expense on advance financing. The combined servicing and subservicing fees generated by the Homeward, ResCap, Ally and OneWest portfolios during 2013 were $862.4 million.
Gain on sales of residential mortgage loans from our originations platforms that we acquired as part of the Homeward and Liberty acquisitions reflected a strong pipeline and higher conversion rates as borrowers reacted to rising mortgage rates. Margins on new originations were strong for most of the period. Gain on sales generated by the Homeward and Liberty platforms during 2013 were $48.6 million and $33.6 million, respectively. Liberty issued $605.0 million of Ginnie Mae reverse mortgage backed securities during 2013. If a forward mortgage loan in a Ginnie Mae guaranteed securitization is to be modified, we are obligated to repurchase the loan in order to complete the modification. Once the modification of the repurchased loan is completed, we can sell the loan into a new Ginnie Mae guaranteed securitization at the then prevailing market value. In 2013, we recorded $35.1 million in gains on the sale of these modified loans which had an UPB of $951.8 million.
Other revenues for 2013 were higher than 2012 primarily as a result of $39.1 million in loan origination revenues from our lending platforms.
Operating expenses, including amortization of our MSRs, increased in 2013 as compared to 2012. Operating expenses for 2013 include transition and transaction costs related to the Homeward and ResCap platform acquisitions and integration onto our REALServicing platform and ramp-up expenses for the OneWest acquisition which we estimate to be a combined $175.0 million. The largest component of these costs relates to Compensation and benefits expense. We finalized the Homeward platform integration in the second quarter of 2013. The ResCap platform integration began in July 2013 and is expected to be completed in June 2014. Until we complete the integrations, we incur the operating costs of maintaining the legacy platforms. Once we complete the integration, we expect our operating expenses to decline significantly. In addition, in 2013 we recorded a loss of $53.5 million in connection with our settlement with the CFPB and various state Attorneys General and other agencies that regulate the mortgage servicing industry regarding certain foreclosure related matters. See Note 28 — Commitments and Contingencies of the Consolidated Financial Statements for additional information regarding this matter.
Other expense, net for 2013 increased as compared to 2012 primarily as a result of an increase in interest expense. The increase in interest expense was driven principally by an increase in interest on the financing liabilities that we have recognized in connection with acquisitions, especially the HLSS transactions and Senior Secured Term Loan (SSTL) borrowings, offset by a decline in interest on match funded liabilities. The HLSS financing liability has increased from an average of $92.0 million in 2012 to an average of $512.9 million in 2013. We used the proceeds from the HLSS transactions to repay advance facility borrowings of $3.0 billion that we incurred to finance the Homeward, ResCap and Ally acquisitions and to provide a significant part of the financing for the OneWest acquisition. The early repayment of our advance financing facilities resulted in our writing off to Interest expense $7.3 million of deferred financing costs associated with those facilities. In certain circumstances, we may be reimbursed for a portion of these costs by HLSS. During 2013, HLSS reimbursed $1.9 million in deferred financing costs. We also recognized in earnings $4.1 million of losses on cash flow hedges relating to our advance financing facilities that we had deferred in Accumulated other comprehensive loss.
In 2013, we recorded a net loss on the extinguishment of debt of $8.7 million versus a net loss of $2.2 million in 2012. In December 2012 and June 2013, we sold MSRs to an unrelated third party. Because we are required to repurchase MSRs for any loans that could not be refinanced by the purchaser by certain dates, we account for these sales as secured financings. Upon repurchase of the MSRs, we derecognize any remaining financing liability related to the repurchased MSRs. In 2013, we recognized $8.3 million of gains on extinguishment of these financing liabilities. Offsetting these gains in 2013 are $17.0 million of losses that we recognized when we repaid the balance outstanding on an earlier SSTL with the proceeds from a new SSTL that we entered into on February 14, 2013. See of Note 15 — Borrowings of the Consolidated Financial Statements for additional information on the MSR financing liabilities and the SSTL facilities.
Our effective tax rate for 2013 is lower than the U.S. Federal corporate income tax rate of 35% primarily because of lower tax rates on our operations in the USVI. As part of an initiative to streamline management of our global servicing assets and operations and cost-effectively expand our U.S.-based origination and servicing activities, Ocwen formed OMS in 2012 under the laws of the USVI where OMS has its principal place of business. OMS is located in a federally recognized economic development zone and, effective October 1, 2012, became eligible for certain benefits which have a favorable impact on our effective tax rate. Our actual effective tax rate in the future will vary depending on the mix of U.S. and foreign assets and operations. Although income before income taxes for 2013 increased by $77.7 million as compared to 2012, income tax expense declined by $35.5 million as our estimated effective tax rate for 2013 declined to 12.3% as compared to 29.7% for 2012.
2012 versus 2011. Servicing and subservicing fee revenues for 2012 were higher than 2011 primarily as a result of 46% growth in the average UPB of the residential servicing portfolio that included $34.2 billion of servicing and subservicing added during the second quarter of 2012, principally as a result of acquisitions, including the Saxon MSR Transaction and the effect of the Litton portfolio for a full year in 2012 as compared to four months in 2011. An increase in the mix of servicing versus subservicing and a 9% increase in completed modifications also contributed to the increase in revenues. The Homeward acquisition closed on December 27, 2012, and therefore did not have a significant impact on revenues.
Operating expenses for 2012 increased principally because of the effects of growth in the servicing portfolio which resulted in a substantial increase in staffing and higher amortization of MSRs. Newly acquired servicing portfolios typically have higher delinquencies upon boarding which raises costs relative to increases in UPB. This disproportionate increase in costs results because we incur our highest expenses up-front as we invest in loss mitigation resources and incur transaction-related costs. However, the effects of the increase in staffing on Compensation and benefits were offset in part by the 2011 nonrecurring expenses associated with the operations of Litton immediately after the acquisition. Technology and occupancy costs increased as well, as we added facilities and infrastructure to support the growth. Operating expenses for 2012 also include a charge of $4.8 million to establish a liability for the remaining lease payments on the former Litton facility that we vacated. We also incurred a fee of $3.7 million in 2012 as a result of canceling a planned $200.0 million upsize of the SSTL facility.
Other expense, net increased by $90.4 million primarily due to an increase in interest expense. Higher interest on borrowings related to acquisitions that closed during 2012 were partially offset by a decline in interest expense on borrowings transferred to, or repaid with proceeds from, HLSS transactions.
Although income before income taxes for 2012 increased by 109% as compared to 2011, income tax expense increased by only 71% as a result of a decline in our effective tax rate to 29.7% in 2012 from 36.3% in 2011. Our effective tax rate for 2012 is lower than the U.S. Federal corporate income tax rate of 35% primarily because of lower tax rates on our operations in the USVI effective October 1, 2012.

Financial Condition Summary
During 2013, our balance sheet was significantly impacted by completed acquisitions and transfers of financial assets that are recorded as secured financings, including the HLSS transactions and reverse mortgage securitizations completed by Liberty. The following table summarizes our consolidated balance sheet at the dates indicated.

	2013	2012	$ Change	% Change
Cash	$178,512	$220,130	$(41,618)	(19)%
Loans held for sale ($503.8 million and $426.5 million carried at fair value)	566,660	509,346	57,314	11
Loans held for investment - reverse mortgages, at fair value	618,018	—	618,018	n/m
Advances and match funded advances	3,444,571	3,233,707	210,864	7
Mortgage servicing rights ($116.0 million and $85.2 million carried at fair value)	2,069,381	764,150	1,305,231	171
Deferred tax assets	116,558	96,893	19,665	20
Goodwill	416,558	416,176	382	—
Debt service accounts	129,897	88,748	41,149	46
Other	333,615	356,812	(23,197)	(7)
Total assets	$7,873,770	$5,685,962	$2,187,808	38

Total Assets by Segment:
Servicing	$6,241,757	$4,575,489	$1,666,268	36%
Lending	1,195,812	476,434	719,378	151
Corporate Items & Other	436,201	634,039	(197,838)	(31)

Match funded liabilities	$2,364,814	$2,532,745	$(167,931)	(7)
Financing liabilities ($615.6 million and $0 carried at fair value)	1,284,229	306,308	977,921	319
Other secured borrowings	1,777,669	790,371	987,298	125
Other	590,375	291,744	298,631	102
Total liabilities	6,017,087	3,921,168	2,095,919	53
Mezzanine equity	60,361	153,372	(93,011)	(61)
Total stockholders’ equity	1,796,322	1,611,422	184,900	11
Total liabilities, mezzanine equity and stockholders’ equity	$7,873,770	$5,685,962	$2,187,808	38

Total Liabilities by Segment:
Servicing	$4,740,734	$3,440,888	$1,299,846	38%
Lending	1,107,413	388,094	719,319	185
Corporate Item & Other	168,940	92,186	76,754	83
n/m: not meaningful
Loans held for investment - reverse mortgages, at fair value includes reverse mortgage loan securitizations guaranteed by Ginnie Mae that we accounted for as secured financings. The corresponding financing is recorded in Financing liabilities. We elected to report both the loans held for investment and the corresponding financing liability at fair value. Advances and match funded advances increased primarily due to acquired advances of $4.3 billion exceeding sales of advances to HLSS of $3.8 billion. MSRs increased as a result of acquisitions completed during 2013 of $1.5 billion and new capitalization generated from our lending platform, offset in part by amortization. The increase in goodwill is the result of goodwill recorded as part of the ResCap Acquisition offset by reductions due to the sale of the Homeward and ResCap diversified businesses to Altisource in March and April of 2013, respectively.

Reductions in match funded liabilities are the result of the sale of advances to HLSS and the collection of advances offset in part by new facilities that we entered into to finance our more recently closed acquisitions. Financing liabilities increased as a result of the sales of Rights to MSRs to HLSS and Liberty reverse mortgage securitizations accounted for as secured financings. Other secured borrowings increased primarily as a result of borrowings under the SSTL in connection with the ResCap acquisition. Other liabilities increased primarily as a result of liabilities that we assumed in connection with acquisitions, including indemnification obligations, and reserves in connection with legal and regulatory matters.
Mezzanine equity results from the issuance of $162.0 million of Preferred Shares in connection with the Homeward acquisition. During the third quarter of 2013, the holders converted 61.7% of the Preferred Shares into common shares which Ocwen subsequently repurchased.
We repurchased 1,125,707 common shares in the open market at an average price of $53.32 per share in November and December 2013 under the stock repurchase plan that we announced in October 2013.

SEGMENT RESULTS OF OPERATIONS

Servicing
Servicing involves the collection and remittance of principal and interest payments received from borrowers, the administration of mortgage escrow accounts, the collection of insurance claims, the management of loans that are delinquent or in foreclosure or bankruptcy, including making servicing advances, evaluating loans for modification and other loss mitigation activities and, if necessary, foreclosure referrals and REO sales on behalf of investors or other servicers. Master servicing involves the collection of payments from servicers and the distribution of funds to investors in mortgage and asset-backed securities and whole loan packages. We typically earn contractual monthly servicing fees pursuant to servicing agreements (which are typically payable as a percentage of UPB) as well as other ancillary fees on mortgage loans for which we own the MSRs. We also earn fees under subservicing and special servicing arrangements with banks and other institutions that own the MSRs. We typically earn these fees either as a percentage of UPB or on a per loan basis.
Purchased MSRs generally entitle us to annual fees between 25 and 65 basis points of the average UPB of the loans serviced. Under subservicing arrangements, where we do not own the MSR, we are generally entitled to an annual fee of between 10 and 39 basis points of the average UPB, or on a per loan basis. Per loan fees typically vary based on delinquency status.
We recognize servicing fees as revenue when the fees are earned, which is generally when the borrower makes a payment or when a delinquent loan is resolved through modification (HAMP or non-HAMP), payoff or through the sale of the underlying mortgaged property following foreclosure. Our revenue recognition is, therefore, a function of UPB, the number of payments received and delinquent loans that resolve. When a loan becomes current via our non-HAMP modification process, deferred servicing fees and late fees are considered earned and are recognized as revenue. However, if any debt is forgiven as part of a non-HAMP modification, no late fees are collected or earned. When a loan becomes current via the HAMP modification process, deferred servicing fees are earned and recognized as revenue. However, late fees are forfeited. Initial HAMP fees are also recognized as revenue at that time. In addition, under HAMP, if a modified loan remains less than 90 days delinquent, we earn HAMP success fees at the first, second and third anniversaries of the start of the trial modification.
Servicing fees are supplemented by ancillary income, including:fees from the federal government for HAMP (from completing new HAMP modifications and from the continued success of prior HAMP modifications on the anniversary date of the HAMP trial modification):

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
See Note 9 - Mortgage Servicing to the Consolidated Financial Statements for additional information on the composition of our Servicing revenue.

Loan Resolutions (Modification and REO Sales)
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

1.
When a loan becomes current via a non-HAMP modification, we earn $500 of deferred servicing fees and $300 of late fees. To the extent any principal is forgiven as part of a non-HAMP modification, no late fees are collected or earned.

2.
When a loan becomes current via a HAMP modification, we earn $500 of deferred servicing fees and an initial HAMP fee of $1,000, or $1,500 if the loan was in imminent risk of default. We forfeit late fees in connection with a HAMP modification.

3.	We earn HAMP success fees of up to $1,000 for HAMP modifications that remain less than 90 days delinquent at the first, second and third anniversary of the start of the trial modification.
Loan resolution activities address the pipeline of delinquent loans and generally lead to (i) modification of the loan terms, (ii) a discounted payoff of the loan (e.g., a “short sale”) or (iii) foreclosure and sale of the resulting REO. The following process describes our resolution pipeline:

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

3.
If the loan and borrower qualify for neither a HAMP nor a non-HAMP modification, liquidation of the loan then proceeds either via a discounted payoff, a deed-in-lieu-of-foreclosure or a foreclosure and REO sale.

In addition to the foregoing, all loan modifications must be made in accordance with the applicable servicing agreement. The applicable servicing agreement may require modifications to, or impose restrictions upon, the general process outlined above. Some agreements, for example, may forbid any loan modifications.
The majority of loans that we modify are delinquent, although we do modify some performing loans pro-actively under the American Securitization Forum guidelines. The most common term modified is the interest rate. Some modifications also involve the forgiveness or forbearance (i.e., rescheduling) of delinquent principal and interest. To select the best resolution for a delinquent loan, we perform a structured analysis of all options using information provided by the borrower as well as external data, including recent broker price opinions to value the mortgaged property. We then use a proprietary model to determine the option with the highest net present value for the loan investor including an assessment of re-default risk. Loan modifications are designed to achieve, and generally result in, the highest net present value.
Inquiries into servicer foreclosure practices by state or federal government bodies, regulators or courts are continuing and bring the possibility of adverse regulatory actions, including extending foreclosure timelines. Foreclosure delays slow the recovery of delinquent servicing fees and advances. Foreclosure timelines have increased as follows over each of the past three years:

	Increase in Average Foreclosure Timelines (in Days)
State Foreclosure Process	2013	2012	2011
Judicial	75	130	133
Non-Judicial	33	36	32

Despite this timeline extension, the delinquency rate of our serviced portfolio as a percentage of UPB has declined from 23.5% at December 31, 2012 to 14.5% at December 31, 2013. While this improvement is due, in part, to the lower delinquency mix for recent acquisitions, modifications continue to drive down delinquency rates and obviate foreclosure. Also, fewer loans have entered delinquency, as early intervention loss mitigation and general economic conditions have improved. It is not possible to predict the full financial impact of changes in foreclosure practices, but if the extension of timelines causes delinquency rates to rise, this could lead to a delay in revenue recognition and collections, an increase in operating expenses and an increase in the advance ratio. An increase in the advance ratio would lead to increased borrowings and higher interest expense.
Advance Obligation
As a servicer or subservicer, we have the obligation to advance funds to securitization trusts in the event that borrowers are delinquent on their monthly mortgage payments. When a borrower becomes delinquent, we advance cash to trusts on the scheduled remittance date thus creating a receivable from the trust that is secured by the future cash flows from the mortgages underlying the trust. We advance principal and interest (P&I Advances), taxes and insurance (T&I Advances) and legal fees, property valuation fees, property inspection fees, maintenance costs and preservation costs on properties that have been foreclosed (Corporate Advances). For loans in private-label securitization trusts, if we determine that our P&I Advances cannot be recovered from the projected future cash flows, we generally have the right to cease making P&I Advances, declare advances in excess of net proceeds to be non-recoverable and, in most cases, immediately recover any such excess advances from the general collection accounts of the respective trust. With T&I and Corporate Advances, we continue to advance if net future cash flows exceed projected future advances without regard to advances already made. Most of our advances have the highest reimbursement priority (i.e., they are “top of the waterfall”) so that we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. The costs incurred in meeting these obligations consist principally of the interest expense incurred in financing the servicing advances. Most, but not all, subservicing agreements provide for more rapid reimbursement of any advances from the owner of the servicing rights.
Significant Variables
The key variables that have the most significant effect on our operating results in the Servicing segment are aggregate UPB, product and portfolio mix, delinquencies and prepayment speed.
Aggregate Unpaid Principal Balance. Servicing and subservicing fees are generally expressed as a percentage of UPB, and growth in the portfolio generally means growth in servicing and subservicing fees. Additionally, a larger servicing portfolio generates increased ancillary fees and leads to larger custodial account balances generating greater float earnings. To the extent we grow UPB through the purchase of MSRs, our amortization of MSRs will typically increase with the growth in the carrying value of our MSRs. We will also incur additional interest expense to finance servicing advances, and the portfolios that we have acquired generally have had a higher ratio of advances to UPB than our existing portfolio.
Product and Portfolio Mix. Owned servicing fees generally range from 25 to 65 basis points and entitle the servicer to certain ancillary fee income. Subservicing fees earned typically range from 10 to 39 basis points on average. Lower fees earned under subservicing contracts are offset by lower interest expense on advance financing. Servicing fees earned in connection with our non-Agency servicing portfolio are generally higher than those we earn in connection with our conventional and government insured servicing portfolios. The average servicing fee earned on our non-Agency assets is approximately 44 basis points as compared to the conventional average servicing fee of 29 basis points and the government insured average servicing fee of 32 basis points. Our non-Agency servicing portfolio also provides the opportunity for higher ancillary income. While the cost to service our non-Agency servicing portfolio is generally higher, our net margin on non-Agency servicing is higher than margins for our conventional and government insured servicing.
Delinquencies. Delinquencies have a significant impact on our results of operations and cash flows. Delinquencies affect the timing of revenue recognition because we recognize servicing fees as earned which is generally upon collection of payments from the borrower. Delinquencies also affect the custodial accounts that hold funds representing collections of principal and interest that we receive from borrowers (float balances) and float earnings. Non-performing loans are more expensive to service than performing loans because the cost of servicing is higher and, although collectibility is generally not a concern, advances to the investors increase which results in higher financing costs.
When borrowers are delinquent, the amount of funds that we are required to advance to the investors on behalf of the borrowers increases. We incur significant costs to finance those advances. We generally utilize securitization (i.e., match funded liabilities) facilities to finance our advances. As a result, increased delinquencies result in increased interest expense.
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
Prepayment Speed. The rate at which the UPB for a pool or pools of loans declines has a significant impact on our business. Items reducing UPB include normal principal payments, refinancings, loan modifications involving forgiveness of principal, voluntary property sales and involuntary property sales such as foreclosures. Prepayment speed impacts future servicing fees, amortization and valuation of MSRs, float earnings on float balances, interest expense on advances and compensating interest expense. If we expect prepayment speed to increase, amortization expense will increase because MSRs are amortized in proportion to total expected servicing income over the life of a portfolio. The converse is true when expectations for prepayment speed decrease.
The following table presents selected results of operations of our Servicing segment for the years ended December 31. The amounts presented are before the elimination of balances and transactions with our other segments:

				% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenue
Servicing and subservicing fees:
Residential	$1,800,598	$791,985	$453,590	127%	75%
Commercial	17,907	12,575	6,390	42	97
	1,818,505	804,560	459,980	126	75
Gain on loans held for sale, net	39,490	—	—	n/m	n/m
Process management fees and other	37,926	36,070	34,854	5	3
Total revenue	1,895,921	840,630	494,834	126	70

Operating expenses
Compensation and benefits	320,598	93,445	79,076	243	18
Amortization of servicing rights	282,526	72,897	42,996	288	70
Servicing and origination	95,180	25,028	8,118	280	208
Technology and communications	114,385	35,860	28,188	219	27
Professional services	34,840	19,834	15,203	76	30
Occupancy and equipment	85,767	41,645	20,609	106	102
Other operating expenses	162,788	55,606	37,011	193	50
Total operating expenses	1,096,084	344,315	231,201	218	49

Income from operations	799,837	496,315	263,633	61	88

Other income (expense)
Interest income	1,599	9	110	n/m	(92)
Interest expense	(398,733)	(221,948)	(132,574)	80	67
Gain (loss) on debt redemption	(17,030)	(1,514)	3,651	n/m	(141)
Other, net	(11,262)	1,501	1,060	(850)	42
Total other expense, net	(425,426)	(221,952)	(127,753)	92	74

Income from continuing operations before income taxes	$374,411	$274,363	$135,880	36	102
n/m: not meaningful

The following table provides selected operating statistics at or for the years ended December 31:

				% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$397,462,893	$153,824,497	$71,900,689	158%	114%
Non-performing loans	59,425,722	43,568,536	24,097,130	36	81
Non-performing real estate	7,762,717	6,272,683	6,201,403	24	1
Total residential assets serviced (2)	$464,651,332	$203,665,716	$102,199,222	128	99

Conventional loans (3)	$218,657,915	$39,724,120	$8,918,573	450%	345%
Government insured loans	45,484,303	10,022,475	110,332	354	n/m
Non-Agency loans	200,509,114	153,919,121	93,170,317	30	65
Total residential loans serviced	$464,651,332	$203,665,716	$102,199,222	128	99

Percent of total UPB:
Servicing portfolio	85.6%	86.3%	77.0%	(1)%	12%
Subservicing portfolio	14.4	13.7	23.0	5	(40)
Non-performing residential assets serviced (4)	14.5	23.5	27.9	(38)	(16)

Number of:
Performing loans (1)	2,511,675	982,391	516,923	156%	90%
Non-performing loans	308,468	204,325	123,584	51	65
Non-performing real estate	41,775	33,240	31,116	26	7
Total number of residential assets serviced (2)	2,861,918	1,219,956	671,623	135	82

Conventional loans (3)	1,221,483	215,321	47,947	467%	349%
Government insured loans	289,185	54,632	695	429	n/m
Non-Agency loans	1,351,250	950,003	622,981	42	52
Total residential loans serviced	2,861,918	1,219,956	671,623	135	82

Percent of total number:
Servicing	84.4%	86.0%	77.5%	(2)%	11%
Subservicing	15.6	14.0	22.5	11	(38)
Non-performing residential assets serviced (4)	12.2	18.4	21.2	(34)	(13)

				% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Residential Assets Serviced
Average UPB of residential assets serviced
Servicing	$320,907,907	$102,809,182	$67,417,338	212%	52%
Subservicing	94,821,042	15,997,014	13,843,256	493	16
	$415,728,949	$118,806,196	$81,260,594	250	46

Prepayment speed (average Constant Prepayment Rate or CPR)	16.9%	14.7%	14.4%	15%	2%

Average number of residential assets serviced
Servicing	1,997,691	661,839	436,909	202%	51%
Subservicing	623,210	100,815	94,493	518	7
	2,620,901	762,654	531,402	244	44

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$1,236,449	$527,535	$312,836	134%	69%
Subservicing	146,576	45,769	27,404	220	67
	1,383,025	573,304	340,240	141	68
HAMP fees	152,081	76,615	42,025	99	82
Late charges	114,963	68,613	38,555	68	78
Loan collection fees	30,960	15,915	11,223	95	42
Custodial accounts (float earnings)	4,895	3,703	2,105	32	76
Other	114,674	53,835	19,442	113	177
	$1,800,598	$791,985	$453,590	127	75

Number of Completed Modifications
HAMP	47,758	19,516	12,429	145%	57%
Non-HAMP	66,592	63,434	63,776	5	(1)
Total	114,350	82,950	76,205	38	9

Financing Costs
Average balance of advances and match funded advances	$2,844,865	$3,524,321	$2,515,507	(19)%	40%
Average borrowings(5)	2,590,516	2,876,891	1,833,641	(10)	57
Interest expense on borrowings (5)(6)	137,806	161,848	125,826	(15)	29
Facility costs included in interest expense (5)(6)	18,917	17,770	22,674	6	(22)
Discount amortization included in interest expense (6)	1,412	3,259	9,354	(57)	(65)
Effective average interest rate (5)(6)	5.32%	5.63%	6.86%	(6)	(18)
Average 1-month LIBOR	0.19%	0.24%	0.23%	(21)	4

				% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Average Employment
India and other	4,873	3,965	2,521	23%	57%
U. S. (7)	3,322	661	552	403	20
Total	8,195	4,626	3,073	77	51

Collections on loans serviced for others	$84,484,413	$11,387,244	$6,618,201	642%	72%
n/m: not meaningful

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)
At December 31, 2013, we serviced 834,734 subprime non-Agency loans with a UPB of $146.0 billion. This compares to 747,908 subprime non-Agency loans with a UPB of $113.4 billion at December 31, 2012 and 548,504 subprime non-Agency loans with a UPB of $84.7 billion at December 31, 2011.

(3)
Conventional loans at December 31, 2013 include 36,336 non-Agency loans with a UPB of $11.0 billion that we subservice and that consist primarily of jumbo loans which exceed loan size limits set by Fannie Mae and Freddie Mac.

(4)	Excludes Freddie Mac loans serviced under special servicing agreements where we have no obligation to advance.

(5)
Excludes interest expense related to financing liabilities that we recognized in connection with the HLSS Transactions. Interest on HLSS financing liabilities amounted to $245.8 million and $54.7 million for the years ended December 31, 2013 and 2012, respectively. Also excludes an average of $512.9 million and $92.0 million of HLSS financing liabilities for the years ended December 31, 2013 and 2012, respectively. In 2012, excludes the effects, which were insignificant, of the facilities assumed in connection with the Homeward Acquisition. See Note 4 — Sales of Advances and MSRs to the Consolidated Financial Statements for additional information regarding the HLSS Transactions.

(6)
During 2012, in addition to the $57.5 million scheduled quarterly principal repayments on our $575.0 million SSTL, we made mandatory principal prepayments of $274.5 million using a portion of the proceeds of the HLSS Transactions. The effective average interest rate declined from 2011 to 2012 principally because we used a portion of the proceeds from the HLSS Transactions to repay borrowings from higher cost advance funding facilities before repaying the fixed rate Litton facility in December.

(7)
The ResCap and Homeward acquisitions directly added an average of 1,966 and 556 employees, respectively, during 2013. Average employment for 2012 and 2011 includes 36 and 286 employees, respectively, who transferred to Ocwen as part of the Litton acquisition. Excluding employees directly added in connection with these acquisitions, U.S average staffing was 799, 661 and 552 for 2013, 2012 and 2011, respectively.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB			Count
	2013	2012	2011	2013	2012	2011
Portfolio at beginning of year	$203,665,716	$102,199,222	$73,886,391	1,219,956	671,623	479,165
Additions	370,803,318	120,955,907	41,289,514	2,191,064	631,523	259,788
Servicing transfers	(36,385,704)	(959,575)	(1,141,691)	(192,700)	(5,207)	(6,299)
Runoff	(73,431,998)	(18,529,838)	(11,834,992)	(356,402)	(77,983)	(61,031)
Portfolio at end of year	$464,651,332	$203,665,716	$102,199,222	2,861,918	1,219,956	671,623
2013 versus 2012. Total residential servicing and subservicing fees for 2013 were $1.8 billion, a 127% increase over 2012 primarily due to:

•
A 250% increase in the average UPB of assets serviced driven primarily by acquisitions and new MSR capitalization in connection with our lending activities. During 2013, acquired portfolios (including Homeward) added total servicing and subservicing fees of $862.4 million. This increase was offset in part by runoff of the portfolio as a result of principal repayments, modifications, real estate sales and servicing transfers; and

•	A 38% increase in total completed modifications across all portfolios.

Offset in part by:

•	A change in the portfolio product mix, with a larger proportion of the portfolio attributable to conventional and government insured loans for which we earn lower fees on average;

•	A change in the portfolio profile, with a larger proportion of the portfolio growth attributable to performing loans, which leads to lower revenue potential for ancillary and default servicing; and

•	A change in the portfolio mix, with a larger proportion of the portfolio attributable to subservicing for which we earn lower fees.
An increase in modifications typically results in higher revenue for the period because when we return a loan to performing status, we generally recognize any deferred servicing fees and late fees on the loan. For loans modified under HAMP, which is set to expire on December 31, 2015, we earn HAMP fees in place of late fees. As noted above, total completed modifications were up 38% with HAMP accounting for 42% of the total versus 24% in 2012. Of the total modifications completed during 2013, 55% included principal modifications. This compares to 72% in 2012. Our SAM program accounted for 13% of the total modifications completed during 2013 as compared to 26% for 2012. We recognized servicing fee, late charge and HAMP fee revenue of $278.0 million and $177.0 million during 2013 and 2012, respectively, in connection with modifications.
The serviced portfolio product mix has changed significantly as a result of the Homeward, ResCap, Ally and OneWest acquisitions. The proportion of conventional and government insured loans to total serviced assets grew from 24% at December 31, 2012 to 57% at December 31, 2013. Conventional and government insured loans represented 82% of the overall growth in the UPB of serviced assets. Conventional and government insured loan servicing fees earned are typically lower than private-label servicing fees. Continuing growth in our conventional and government insured serviced assets will result in revenue growth that will lag the growth in UPB. Similarly, the change in the mix of serviced loans versus subserviced loans results in residential servicing and subservicing revenues growing more slowly than the UPB of serviced assets. Combined, these changes in portfolio mix resulted in a decrease in annual revenues to 0.43% of average UPB in 2013 as compared to 0.66% in 2012.
Overall, the non-performing delinquency rate based on UPB dropped from 23.5% at December 31, 2012 to 14.5% at December 31, 2013 largely due to the ResCap, Ally and OneWest portfolios which had a combined non-performing rate of 8.9% at December 31, 2013. Excluding the effects of the ResCap, Ally and OneWest acquisitions, the non-performing rate was 27.3% at December 31, 2013. Improvements in our legacy portfolio delinquency rates continues to be driven by modifications and improvements in our early loss mitigation efforts. Offsetting these improvements were higher delinquency rates in our newly boarded OneWest and Greenpoint acquisitions.
We estimate that the balance of deferred servicing fees related to delinquent borrower payments was $583.0 million at December 31, 2013 compared to $452.0 million at December 31, 2012. The net increase is primarily due to the portfolio acquisitions during the year offset by collections and resolutions of delinquent loans through modification, payoff or through the sale of the underlying mortgaged property following foreclosure.
Average prepayment speed (CPR) increased to 16.9% for 2013 compared to 14.7% for 2012. For 2013, principal reduction modifications, regular principal repayments and other voluntary payoffs accounted for approximately 79% of average CPR, with real estate sales and other involuntary liquidations accounting for the remaining 21%. For 2012, total voluntary and involuntary reductions accounted for 51% and 49%, respectively, of average CPR. Principal reduction modifications accounted for 9% and 17% of our average prepayment speed for 2013 and 2012, respectively. Primarily as a result of the ResCap Acquisitions and the Ally MSR Transaction, conventional, government insured and prime non-Agency loans comprise 57% of the total UPB of our servicing portfolio at December 31, 2013 as compared to 24% at December 31, 2012. These loans have higher voluntary prepayments as compared with our non-prime portfolios. Low interest rates and improving home values create the ideal environment for voluntary prepayments.
Gain on loans held for sale, net of $39.5 million for 2013 includes $35.1 million of gains on the sale of modified FHA and VA loans. As servicer, we are obligated to repurchase loans from Ginnie Mae guaranteed securitizations in order to complete a modification. Once the modification is completed we pool the loans into new Ginnie Mae guaranteed securitizations at the then prevailing market value.
Operating expenses increased by $751.8 million in 2013, or 218%, as compared to 2012 primarily as a result of the effects of the acquisitions completed during the year.

•
Compensation and benefits increased by $227.2 million, or 243%, largely as a result of an increase in headcount resulting from the ResCap and Homeward Acquisitions. The average number of employees added in connection with these acquisitions were 1,966 and 556, respectively.

•
Amortization of MSRs increased by $209.6 million in 2013 due principally to $205.9 million of additional amortization attributable to the Homeward, ResCap, Ally and OneWest acquisitions, offset in part by a decline in amortization attributable to portfolio runoff.

•
Servicing and origination expenses for 2013 are reported net of $30.8 million in gains attributable to changes in fair value of our MSRs measured at fair value. Excluding these fair value gains, servicing and origination expenses increased by $100.9 million primarily due to $55.3 million of losses recognized in connection with our Ginnie Mae servicing, $21.5 million in scheduled interest paid to GSE investors on loans that voluntarily pay off during the month and increased costs attributable to the legacy Homeward and ResCap servicing platforms. As servicer, we are obligated to purchase delinquent loans from Ginnie Mae securitizations immediately prior to foreclosure at a price equal to the UPB of the loans plus accrued and unpaid interest. Upon resolution of the loan, we file claims for reimbursement from the FHA or the VA in accordance with the contractual reimbursement levels. We may not be reimbursed fully for interest and principal losses and expenses to the extent that they exceed reimbursable rates. These costs are contemplated in the projected cash flows in connection with our Ginnie Mae MSRs.

•
Technology and communications costs and Occupancy and equipment costs increased by a combined $122.6 million as we added facilities and infrastructure, largely in connection with the Homeward and ResCap Acquisitions, to support the residential servicing portfolio growth.

•
Other operating expenses increased by $107.2 million due in large part to $50.9 million of additional overhead cost allocations for support services including law, human resources, accounting and finance. We also incurred $34.3 million of outsourcing expenses, primarily in connection with the ResCap servicing platform. The ResCap servicing platform leverages third-party outsourcing for a variety of functions. We anticipate these costs will be absorbed and/or diminish as the ResCap assets transition to the REALServicing™ platform.

Interest expense related to the financing liabilities that we recognized in connection with the HLSS Transactions increased to $245.8 million for 2013 from $54.7 million in 2012. The average balance of the HLSS financing liabilities increased to $512.9 million in 2013 from $92.0 million in 2012. As discussed in the following paragraphs, interest expense on the portion of the sales proceeds accounted for as a financing is greater than the interest on the match funded liabilities that were assumed by HLSS or repaid.
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
In the past, we have typically funded 100% of the cost of MSRs with our own capital on which we recognize no interest expense. In the HLSS Transactions, we effectively finance 100% of the MSRs, and we are also relieved of both the obligation to fund future servicing advances and the need to bear the cost of financing those advances. A portion of the fees remitted to HLSS compensates HLSS for relieving us of this obligation. By comparison, in a traditional secured financing arrangement for financings related to private label securities, we would generally expect to obtain financing of between 70% and 90% of the value of the pledged assets. For these reasons, the interest expense paid to HLSS is substantially higher than it would be if we were to retain the MSRs and fund the MSRs and the advances on our balance sheet. The benefit of the HLSS Transactions is that they give us the ability to redeploy our capital toward additional acquisitions and to avoid the need to raise additional capital, which would dilute our shareholders.
Average borrowings of the Servicing segment, excluding the HLSS financing liabilities, decreased by 10% during 2013 as compared to 2012. The decline in these borrowings was driven largely by the 19% decline in the average balance of advances and match funded advances during the same period. During the fourth quarter of 2012 and through the first half of 2013, we increased borrowings substantially in order to fund the Homeward, ResCap and Ally transactions. While the decrease in average borrowings in 2013 is, in part, the result of repayments of match funded debt from advance collections, the largest contributor to the decline was the HLSS Transactions.
Interest expense, excluding interest on the HLSS financing liabilities, decreased by 15% as compared to the 10% decrease in average borrowings as the result of several factors. The average effective rate on our borrowings decreased modestly from 5.63% during 2012 to 5.32% during 2013. This decrease results principally from the effect on 2012 of the accelerated write-off of $12.6 million of deferred facility costs and unamortized discount when we prepaid a previous SSTL facility. Excluding the accelerated write-off of financing costs, the 2013 average effective rate also benefited from a decline in the effective rate on our SSTL debt from 6.18% to 5.85% as a result of decreases both in the margin applied to the interest rate index and in the floor placed on the interest rate index. However, the effects of the 2012 write-off were partly offset in 2013 by the accelerated write-off of $7.3 million of deferred financing costs associated with three advance financing facilities that were repaid early as a result of the July 1, 2013 HLSS Transaction and two other facilities that were also repaid ahead of schedule in July and October.
Other, net, for 2013 includes the amortization of $11.5 million of deferred derivative losses on cash flow hedges from Accumulated other comprehensive loss. Amortization in 2013 includes the accelerated write off of $4.1 million of deferrals associated with the four advance financing facilities that we repaid and terminated in July. Other, net, for 2013 also includes $1.5 million of amortization of cash flow hedge losses related to the Ally MSR Transaction.

2012 versus 2011. Residential servicing and subservicing fees for 2012 were 75% higher than 2011 primarily due to:

•
A 46% increase in the average UPB of assets serviced principally attributable to portfolio acquisitions and shift in portfolio mix to serviced from subserviced. The acquired portfolios generated incremental servicing fees of $144.7 million during 2012. In addition, we recognized an incremental $164.8 million of servicing fees on 2011 portfolio acquisitions. Because we acquired the Homeward servicing portfolio on December 27, 2012, it did not have a significant impact on 2012. These increases were offset in part by runoff of the portfolio as a result of principal repayments, modifications and real estate sales;

•	Incentive fees of $25.0 million earned on subservicing portfolios added during 2012;

•
A 12.0% increase in the ratio of the UPB of serviced loans to subserviced loans in our portfolio to 86.3% at December 31, 2012 as compared to 77.0% at December 31, 2011 as a result of portfolio acquisitions; and

•	A 9.0% increase in completed modifications as compared to 2011.
The change in mix of serviced loans versus subserviced loans was one of the factors that resulted in residential servicing and subservicing revenues growing faster than the loan portfolio UPB as these revenues increased to 0.67% of average UPB in 2012 as compared to 0.56% in 2011.
The increase in modifications contributed to revenue growth because when we return a loan to performing status we generally recognize any deferred servicing fees and late fees on the loan. For loans modified under HAMP, we earn HAMP fees in place of late fees. As noted above, completed modifications were up 9.0% in 2012 with SAM accounting for 26.0% of our modifications in 2012 and HAMP accounting for 24.0% as compared to 16.0% in 2011. Of the total modifications completed during 2012, 72.0% included principal modifications. As a result of modifications:

•	We recognized loan servicing fees and late charges of $100.7 million and $56.1 million during 2012 and 2011, respectively, for completed modifications.

•
We also earned HAMP fees of $76.7 million and $42.0 million in 2012 and 2011, respectively, which included HAMP success fees of $54.8 million and $27.1 million in 2012 and 2011, respectively, for loans that were still performing at the one-year anniversary of their modification.

Another factor contributing to the net increase in revenues was the decrease in the delinquency rates of the loans in our portfolio. Our overall delinquency rates decreased from 27.9% of total UPB at December 31, 2011 to 23.5% at December 31, 2012 largely because of modifications that drove down delinquency rates and averted foreclosures on delinquent loans and because of improvements in our early loss mitigation efforts.
Average prepayment speed increased only slightly to 14.7% for 2012 from 14.4% for 2011. In 2012, principal reduction modifications, regular principal payments and other voluntary payoffs accounted for 51.0% of average CPR with real estate sales and other involuntary liquidations accounting for the remaining 49.0%. For 2011, total voluntary and involuntary reductions accounted for 38.0% and 62.0%, respectively, of average CPR. Principal reduction modifications accounted for 17.0% and 10.0% of our average prepayment speed for 2012 and 2011, respectively.
As of December 31, 2012, we estimate that the balance of deferred servicing fees related to delinquent borrower payments was $452.0 million compared to $220.0 million at December 31, 2011. The increase is primarily due to portfolio acquisitions completed in 2012.
Operating expenses increased by $113.1 million in 2012, or 49.0%, as compared to 2011 primarily because of the effects of portfolio acquisitions in 2012.

•	Compensation and benefits increased by $14.4 million, or 18.0%, due to:

◦
A 67% increase in average staffing (excluding employees added as part of the Homeward and Litton acquisitions), as we increased our headcount to manage the actual and planned increases in the servicing portfolio and the insourcing of certain foreclosure functions that had previously been outsourced; offset by

◦	$34.0 million of nonrecurring expenses in 2011 that were associated with the Litton acquisition.

•
Amortization of MSRs increased by $30.0 million in 2012 due principally to $39.7 million of additional amortization attributed to portfolio acquisitions completed in 2012 offset in part by a decline in amortization on pre-existing MSRs because of runoff of the portfolio.

•	Technology and Communications costs and Occupancy and equipment costs increased by a combined $28.7 million as we have added facilities and infrastructure to support the servicing portfolio growth.

•
Servicing and origination expense increased by $16.9 million primarily as a result of growth in the portfolio and a $6.7 million charge to establish a liability for compensatory fees based on performance against benchmarks for various metrics associated with the servicing of GSE non-performing loans.

The comparison between 2012 and 2011 is greatly influenced by acquisition related costs:

•	2012

◦
$18.2 million of incremental operating expenses attributable to the Litton acquisition consisting primarily of $2.5 million in severance and other employee termination benefits and $11.1 million in occupancy and equipment costs. Occupancy and equipment costs include $4.8 million to establish a liability for the remaining lease payments on a former Litton facility that we vacated.

◦
Professional services of $3.7 million in connection with the cancellation of a planned $200.0 million SSTL facility because cash generated from operations, the sale of assets to HLSS and maximized borrowings under our advance facilities enabled us to close acquisitions without upsizing the facility.

•	2011

◦
$51.2 million of operating expenses includes $34.0 million of compensation and benefits, $5.0 million of technology and communication costs, $5.3 million of professional services and $5.0 million of occupancy costs related to the Litton acquisition.

Excluding interest on the financing liabilities that we recognized in connection with the HLSS Transactions and the debt assumed in the Homeward acquisition, interest expense on borrowings for 2012 was 29% higher than in 2011. This increase was principally the result of:

•	The effects of an increase in average borrowings under advance facilities principally as a result of acquisitions; and

•	Interest on the $575.0 million SSTL that we entered into in connection with the Litton acquisition.
Offset by:

•	The 2012 transfer of the HomEq advance facility to HLSS;

•	The 2012 repayment of $2.0 billion of match funded liabilities with the proceeds from the sales of Rights to MSRs and match funded advances to HLSS;

•	Lower spreads on advance facilities, particularly as a result of the 3.3875% fixed rate on the Litton advance facility; and

•
Prepayments of the prior SSTL in 2011 resulting in the accelerated amortization of $12.6 million of deferred facility costs and unamortized discount. Excluding this accelerated amortization, the average rate on 2011 borrowings would have been 6.18%.

Lending
We originate and purchase conventional and government insured forward and reverse mortgage loans through our direct, wholesale and correspondent lending channels of our Homeward and Liberty operations. We leverage the direct forward mortgage lending channel to pursue refinancing opportunities from our servicing portfolio, where permitted. After origination, we package and sell the loans in the secondary mortgage market, through GSE securitizations and whole loan transactions. We typically retain the associated MSRs. Lending provides a low cost means of originating MSRs with good return profiles. Loans are acquired through correspondent lender relationships, broker relationships and by directly originating loans for customers, including refinancing customers in our servicing portfolio. Our business is well positioned to shift with the market as our Lending business operates with a variable cost structure enabling us to adapt to changing market demand.
Correspondent Lending. Our forward and reverse correspondent lending channels purchase mortgage loans that have been originated by a network of approved lenders.
All of the lenders participating in our correspondent lending program are approved by senior lending and credit management executives. We also employ an ongoing monitoring and renewal process for participating lenders which includes an evaluation of the performance of the loans they have sold to us. We perform a variety of pre- and post-funding review procedures to ensure that the loans we purchase conform to our requirements and to the requirements of the investors to whom we sell loans.
Wholesale Lending. We originate loans through a network of approved brokers. Forward mortgage loans are funded by Homeward or OLS. Reverse mortgage loans are funded by Liberty. Brokers are subject to a formal approval and monitoring process. All loans originated through this channel are underwritten by us consistent with the underwriting standards required by the ultimate investor prior to funding
Direct Lending. We also originate mortgage loans directly with borrowers through our direct lending business. Our direct lending business is currently focused on originating loans that are eligible for refinancing under the expanded federal government’s Home Affordable Refinance Program (HARP or HARP 2.0) program.

Our production, by channel, for the year ended December 31, 2013 is as follows (in millions):

	Correspondent	Wholesale	Direct	Other	Total
Forward loans (1)	$4,967.3	$711.4	$390.2	$669.9	$6,738.8
Reverse loans (2)	179.0	510.2	276.0	—	965.2
Total	$5,146.3	$1,221.6	$666.2	$669.9	$7,704.0

(1)	Includes loans originated or purchased by Homeward and OLS.

(2)	Includes loans originated or purchased by Liberty since the acquisition date of April 1, 2013.
We provide customary origination representations and warranties to investors in connection with our loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved originators in connection with loans we purchase through our correspondent lending channel. We recognize the fair value of the liability for these representations and warranties at the time of sale. In the event we cannot remedy a breach of a representation or warranty, we may be required to repurchase the loan or provide an indemnification payment to the investor. To the extent that we have recourse against a third party originator we may recover part or all of any loss we incur.
Our lending business creates an organic source of growth for our servicing business through the MSRs retained from originated and purchased loans that are sold into the secondary market. Lending revenues include interest income earned for the period the loans are on our balance sheet, gain on sale income representing the difference between the origination value and the sale value of the loan, and fee income earned at origination.
An increasing portion of our servicing portfolio is susceptible to refinance activity during periods of declining interest rates. This runoff results in a decline in the fair value of our conventional and prime non-Agency serviced portfolio. Our lending activity mitigates this risk. Origination volume and related gains have historically offset, to a degree, the economic impact of declining MSR values as interest rates decline.
We are subject to licensing requirements in the jurisdictions in which we originate and service mortgage loans.
Significant Variables
The key variables that have the most significant effect on our operating results in the Lending segment are changes in the aggregate forward and reverse mortgage market size, GSE and government programs, and the cost to produce a loan. These variables impact our volume and margins.
Forward Mortgage Lending
Mortgage Rates. Changes in mortgage rates directly impact the demand for both purchase and refinance forward mortgages. Small changes in mortgage rates directly impact housing affordability for both first time and move-up home buyers and affect their ability to purchase a home. For refinance loans, current market mortgage rates must be considered relative to the rates on the current mortgage debt outstanding. As the time and cost to refinance has decreased, relatively small reductions in mortgage rates can trigger higher refinancing activity. Given the large size of U.S. residential forward mortgage debt outstanding, the impact of mortgage rate changes can drive significant swings in mortgage refinance volume. The January 2014 Fannie Mae forecast is projecting a decline in refinance volume from 2013 to 2014 of approximately 60%.
In April 2013, the FHFA announced a two year extension of HARP to December 31, 2015.  This program allows borrowers with loans sold to Fannie Mae or Freddie Mac prior to June 1, 2009 to refinance through a simplified process with broader underwriting guidelines, most notably, higher LTVs. Since the HARP program was introduced, it has provided a boost to lending volumes and higher relative margins. HARP loans provide for effective portfolio recapture and broader refinance opportunities.
Economic Conditions. General economic conditions impact the capacity for consumer credit and the supply of capital. More specifically, employment and home prices are variables that each can have a material impact on mortgage volume. Employment levels, the level of wages and the stability of employment are underlying factors that impact credit qualification. While the economy has been improving, the rate of improvement in employment has not provided a significant lift in consumer credit capacity and may not in the near term.
Home prices are significant, yet more complex, in their impact on lending volumes. As home prices go up, home equity increases and this improves the position of existing home owners either to refinance or to sell their home, which likely leads to a new home purchase, and a new forward mortgage loan. However, if home prices increase rapidly, affordability for first-time and move up buyers can dampen the demand for mortgage loans. The more restrictive loan to value (LTV), debt to income (DTI) and employment standards that characterize the current market amplify the significance and sensitivity of employment levels and home prices on the housing market and related mortgage lending volumes.

Secondary Market Liquidity. The liquidity of the secondary market impacts the size of the market by defining loan attributes and credit guidelines investors are willing to buy and at what price. In recent years, the GSEs have been the dominant provider of secondary market liquidity, keeping the product and credit spectrum relatively homogeneous and risk averse (higher credit standards). There is ongoing debate about the future role of the GSEs in the mortgage market, including winding down the GSEs and reducing (e.g., lowering the loan and/or LTV limits) or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans. The timing and magnitude of any potential change is hard to predict but could have a material impact on secondary market liquidity and therefore mortgage market size and/or product composition.
Regulatory Environment. Ongoing regulatory development in the mortgage industry has resulted in added costs and complexity, including operational support, risk and compliance monitoring and oversight, legal and technology costs. The CFPB proposed and adopted new regulations in 2013, including regulations, effective in January 2014, requiring mortgage originators to evaluate a borrower’s ability to repay their mortgage. Overall, these rules have the initial effect of increasing costs and constraining market size. Over time, the cost and market impact should diminish and the size of the market should benefit from clearly defined and understood requirements.
Margins. Changes in pricing margin are closely correlated with changes in market size. As loan demand and market capacity move out of alignment, pricing adjusts. In a growing market, margins expand and in a contracting market, margins tighten as lenders seek to keep their production at or close to full capacity. Managing capacity and cost is critical as volumes change. The challenge is greatest in the higher cost channels. Our direct and wholesale costs per loan are approximately six and three times, respectively, the cost in our correspondent channel. We work directly with the borrower to process, underwrite and close loans in our direct and wholesale channels. In our direct channel, we also identify the customer and take loan applications. As a result, our direct channel is the most people and cost intensive and also experiences the greatest volume volatility as this channel is primarily focused on the refinance (recapture) market.
Reverse Mortgage Lending
The key variables that have the most significant effect on our reverse lending business are changes to programs in respect of home equity conversion mortgages (HECM), reverse mortgage borrower and investor demand, margins and future value.
HECM Programs. Reverse mortgages are typically originated under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. In addition, the FHA can be required to repurchase the underlying HECM when the loan reaches 98% loan to original value. The HUD guidelines require that the borrower meet certain requirements and pay annual mortgage insurance. The HUD guidelines also place limits on future borrowings. Changes in HUD guidelines impact our operations to the extent we are required to modify our business practices to meet these changing requirements. Changes can also increase competition and negatively impact margins.
Borrower and Investor Demand. Changes in HUD guidelines and costs can affect borrower demand for the reverse mortgage product. Borrower demand for the reverse mortgage product is also influenced by alternative financing sources such as traditional home equity loans. Investor demand has remained strong due to a number of factors including, FHA insurance which protects investors against borrower performance risk, and the relatively lower prepayment risk when compared to other alternative financing sources.
Margins. Our wholesale channel has a largely variable cost structure; hence, gross margins are a function of competition and secondary market execution. Our retail channel gross margins are impacted by our lead throughput ratio (success in converting leads into originations), the cost per generated or purchased lead and productivity-based compensation. Because the retail channel has higher fixed selling and administrative costs, changes in loan volume can have a significant impact on our net margins.
Future Value. We retain the servicing rights to reverse loans securitized through the Ginnie Mae Home Equity Conversion Mortgage-Backed Security (HMBS) program. Variable rate HECM loans allow borrowers to make additional draws in the future. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with these Future Value draws. We recognize the Future Value as borrowers make future draws.

The following table presents the results of operations of the Lending segment for the year ended December 31, 2013 and for the period December 27, 2012 through December 31, 2012. The amounts presented are before the elimination of balances and transactions with our other segments:

	Year Ended December 31, 2013	December 27, 2012 through December 31, 2012
Revenue
Gain on loans held for sale, net
Forward mortgages	$48,561	$215
Reverse mortgages	33,645	—
	82,206	215
Other	38,693	141
Total revenue	120,899	356

Operating expenses
Compensation and benefits	56,394	184
Servicing and origination	12,843	95
Technology and communications	4,402	22
Professional services	4,780	45
Occupancy and equipment	5,420	15
Other operating expenses	14,355	48
Total operating expenses	98,194	409

Income (loss) from operations	22,705	(53)

Other income (expense)
Interest income	16,295	309
Interest expense	(13,508)	(514)
Gain on debt redemption	8,349	—
Other, net	1,783	(1)
Other income (expense), net	12,919	(206)

Income (loss) before income taxes	$35,624	$(259)
The Lending segment contributed $35.6 million of pre-tax income on $120.9 million of revenue for 2013. The Homeward lending operation generated $34.8 million of pre-tax income and originated $6.7 billion UPB of forward mortgage loans with another $1.4 billion UPB recaptured via partnerships. Forward loan margins increased during the year due to shifts in product mix toward the recapture of loans from our servicing portfolio and traditionally higher margin FHA and VA originations.
Liberty reverse mortgage operations contributed pre-tax income of $0.8 million on revenues of $47.7 million and funded reverse mortgage volume of $965.2 million UPB. During the year, the reverse mortgage market shifted from a primarily fixed rate (70% share) to a variable rate LIBOR product (90% share) as a result of government program changes. This resulted in lower day one loan size which in turn results in a lower gain on sale. Over time, the loan balances on these variable rate LIBOR loans increase through subsequent draws. As these additional draws are sold, we may recognize additional gain on sale. We estimate the pre-tax future value of the available draws related to 2013 production to be $18.7 million.
Operating expenses related to the Homeward and Liberty platforms are driven largely by production volume, with direct acquisition costs offset by origination fee income included in Other revenue. Interest income consists primarily of interest earned on newly originated and purchased loans prior to sale to investors. Interest income is offset by interest expense incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. At December 31, 2013, we had outstanding warehouse lines with total and available borrowing capacity of $991.3 billion and $536.2 billion, respectively.

We sell MSRs for certain loans that may qualify under the HARP program to an unrelated third party in transactions accounted for as secured financings. During the year ended December 31, 2013, we recognized gains of $8.3 million on the retirement of the related financing liabilities upon repurchase of those MSRs related to loans that were successfully refinanced.
Corporate Items and Other
Corporate Items and Other includes items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash, unsecured corporate debt and certain corporate expenses. Our cash balances are included in Corporate Items and Other.
Business activities that are not considered to be of continuing significance include subprime non-Agency loans held for sale (at lower of cost or fair value), our unconsolidated equity investments and affordable housing investment activities. Corporate Items and Other also includes the diversified fee-based businesses that we acquired as part of the Homeward and ResCap Acquisitions and sold to Altisource in March and April 2013, respectively. Services provided by these businesses include property valuation, REO management, title and closing, collections and advisory.
Portions of interest income and interest expense are allocated to the Servicing and Lending segments, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. Operating expenses incurred by corporate support services are also allocated to the Servicing and Lending segments.
The following table presents selected results of operations of Corporate Items and Other for the years ended December 31. The amounts presented are before the elimination of balances and transactions with our other segments:

	2013	2012	2011
Revenue	$22,092	$5,122	$2,346
Operating expenses
Professional services	84,266	9,334	4,758
Other	22,922	10,333	4,213
	107,188	19,667	8,971
Loss from operations	(85,096)	(14,545)	(6,625)
Other income (expense)
Net interest income	3,860	7,018	8,570
Other, net	6,424	(9,069)	(14,830)
Other income (expense), net	10,284	(2,051)	(6,260)

Loss before income taxes	$(74,812)	$(16,596)	$(12,885)
Under agreements entered into following the Separation, Ocwen and Altisource provide professional and other support services to each other. In 2012, Ocwen and HLSS Management entered into similar agreements. Fees related to these services are included in revenue and operating expenses. See Note 26 — Related Party Transactions to the Consolidated Financial Statements for additional information regarding our agreements with Altisource.
2013 versus 2012. Revenues and operating expenses for 2013 include $15.3 million and $15.0 million, respectively, related to the diversified fee-based business that we acquired as part of the Homeward Acquisition, the majority of which was subsequently sold on March 29, 2013 to Altisource. Operating expenses for 2013 also include the $53.5 million charge recorded in connection with an agreement with the CFPB, various state attorneys general and other agencies that regulate the mortgage servicing industry regarding certain foreclosure-related matters. See Note 16 — Other Liabilities and Note 28 — Commitments and Contingencies to the Consolidated Financial Statements for additional information.
Other, net for 2013 includes gains recognized in connection with the sale of certain low-income housing tax credit investments and recoveries related to unclaimed funds. Other, net for 2012 includes $4.8 million of valuation and charge-off losses on loans held for sale that we account for at the lower of cost or fair value and a loss of $3.2 million on the sale of the retained beneficial interests that we held in the four consolidated loan securitization trusts. Following the sale, we deconsolidated these trusts.
2012 versus 2011. Costs associated with our USVI initiative, four new leased facilities located in India, two of which were not yet operational in 2012, and fees we pay HLSS for professional services all contributed to higher operating expenses in 2012 as compared to 2011. In addition, litigation related expenses were higher in 2012 because we reduced litigation accruals in 2011 related to a judgment in a vendor dispute which was paid in 2011.

As disclosed above, Other, net for 2012 includes a loss of $3.2 million on the sale of retained beneficial interests. Other, net for 2012 and 2011 also includes $4.8 million and $4.5 million, respectively, of valuation and charge-off losses on loans held for sale that we account for at the lower of cost or fair value. Other, net in 2011 also includes $5.8 million and $1.4 million of unrealized and realized losses, respectively, on foreign exchange forward contracts hedging against the effects of changes in the value of the India Rupee on amounts payable to our India subsidiary, Ocwen Financial Solutions, Private Limited.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2013, our cash position was $178.5 million compared to $220.1 million at December 31, 2012. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts.
Investment policy and funding strategy. Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues;

•	Collections of prior servicer advances in excess of new advances;

•	Proceeds from match funded liabilities;

•	Proceeds from other borrowings, including warehouse facilities;

•	Proceeds from sales of Rights to MSRs and related servicing advances to HLSS; and

•	Proceeds from sales of originated loans.
Advances and match funded advances comprised 44% of total assets at December 31, 2013. Most of our advances have the highest reimbursement priority (i.e., “top of the waterfall”) whereby we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid to investors. We use advance facilities to fund our servicing advance obligations. Our borrowings under these facilities are secured by pledges of servicing advances. At December 31, 2013, $85.2 million of the total maximum borrowing capacity under our servicing advance facilities of $2.4 billion remained available; however, none could be used based on the amount of available collateral. When additional borrowing capacity is needed (to fund an acquisition, for example), we have typically “upsized” existing advance facilities or entered into new advance facilities and pledged additional advances (such as those acquired in the acquisition) to support the borrowing.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. The majority of these warehouse facilities are structured as repurchase agreements under which ownership of the loans is temporarily transferred to a lender. The loans are transferred at a discount or “haircut” which serves as the primary credit enhancement for the lender. The funds are repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30-45 days. During 2013, we extended the maturity date of a number of our warehouse facilities and increased the maximum borrowing capacity. At December 31, 2013, $536.2 million of borrowing capacity was available under our lending warehouse facilities including our warehouse facilities for reverse mortgages. See Note 15 — Borrowings to our Consolidated Financial Statements for additional details.
In addition to these near-term sources, potential additional long-term sources of liquidity include proceeds from long-term secured borrowings such as the SSTL facility and proceeds from the issuance of debt securities and equity capital; although, we cannot assure that these sources will be available on terms that we find acceptable. In connection with the ResCap Acquisition in February 2013, we repaid the borrowings under our previous SSTL with a portion of the proceeds of a new $1.3 billion SSTL facility. In September 2013, the terms of our new SSTL facility were amended to allow for changes in our capital structure, including issuing additional debt and repurchasing common stock.
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
Our primary uses of funds are:

•	Payments for advances in excess of collections on existing servicing portfolios;

•	Payment of interest and operating costs;

•	Purchase of MSRs and related advances;

•	Funding of originated loans; and

•	Repayments of borrowings, including match funded liabilities and warehouse facilities.
We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to minimize liquidity risk. In assessing our liquidity outlook, our primary focus is on three measures:

•	Requirements for maturing liabilities compared to dollars generated from maturing assets and operating cash flow,

•	Future sales of Rights to MSRs and servicing advances; and

•	The change in advances and match funded advances compared to the change in match funded liabilities and available borrowing capacity.
Outlook. In order to reduce fees charged by lenders (which we recognize as interest expense), we limit available borrowing capacity to a level that we consider prudent relative to the current levels of advances and to our funding needs for reasonably foreseeable changes in advances and other funding requirements. We also monitor the duration of our funding sources. Increases in the term of our funding sources allows us to better match the duration of our advances and corresponding borrowings and to further reduce the relative cost of up-front facility fees and expenses.
Although we substantially reduced both the maximum and available borrowing capacities under our advance financing facilities during the third quarter of 2013, we believe that we have sufficient sources of debt financing to fund all but the largest servicing acquisitions without issuing common equity capital. Additional senior secured debt and borrowings under servicing advance facilities and net proceeds from sales of MSRs and of Rights to MSRs and related advances were sufficient to fund the ResCap, Ally, OneWest and Greenpoint transactions.
Debt financing summary. During 2013:

•	We borrowed $1.3 billion under a new SSTL facility in connection with the ResCap Acquisition and repaid the remaining balance of the previous SSTL;

•
We borrowed $1.2 billion under two new and one existing match funded advance facility in connection with the financing of advances that we acquired in connection with the ResCap Acquisition. The two new facilities were repaid and terminated in conjunction with the July 1, 2013 HLSS Transaction;

•
We borrowed $1.2 billion under a new $1.4 billion bridge facility. The proceeds from this bridge facility were used to repay certain advance facilities that were assumed in the Homeward Acquisition. This facility was repaid and terminated in connection with the July 1, 2013 HLSS Transaction;

•
We amended the maximum borrowing capacity of certain warehouse facilities and added two new warehouse facilities, increasing the available borrowing capacity available to our Lending business activities by $257.3 million;

•	We borrowed $1.9 billion under a new match funded advance facility to finance advances acquired in connection with the OneWest and certain other MSR transactions; and

•	We increased the borrowing capacity of a match funded advance facility from $225.0 million to $475.0 million in November 2013.
Maximum borrowing capacity for match funded advances decreased by $1.2 billion from $3.7 billion at December 31, 2012 to $2.5 billion at December 31, 2013.
Our available advance borrowing capacity decreased from $1.2 billion at December 31, 2012 to $85.2 million at December 31, 2013, although, as noted above, none could be used given the amount of available collateral. Match funded advance financing facilities that we repaid and terminated during 2013 had total aggregate available borrowing capacity of $1.1 billion at December 31, 2012.
Our ability to finance servicing advances is a significant factor that affects our liquidity. To fund additional advance obligations, we have typically “upsized” existing advance facilities or created new advance facilities prior to the funding obligation and then pledged additional advances to support the borrowing. Our ability to continue to pledge collateral under each advance facility depends on the performance of the collateral. In addition, a number of our match funded advance facilities contain provisions that limit the eligibility of advances to be financed based on the length of time that advances are outstanding, and certain of our match funded advance facilities have provisions that limit new borrowings if average foreclosure timelines extend beyond a certain time period, either of which, if such provisions applied, could adversely affect liquidity by reducing our average effective advance rate. Currently, the great majority of our collateral qualifies for financing under the advance facility to which it is pledged.
Ongoing inquiries into servicer foreclosure processes could result in actions by state or federal governmental bodies, regulators or the courts that could result in a further extension of foreclosure timelines. The effect of such extensions could be an increase in advances. However, if foreclosure moratoria are issued in a manner that brings into question the timely recovery of advances on foreclosed properties, Ocwen may no longer be obligated to make further advances and may be able to recover existing advances in certain securitizations from pool-level collections which could mitigate any advance increase. The effects of the extension of foreclosure timelines have, thus far, been more than offset by the effects of lower UPB delinquencies through our loss mitigation efforts and increases in modifications and other forms of resolution, and advances have continued to decline. Absent significant changes in the foreclosure process, we expect advances with respect to our existing portfolios to continue to decline.
Certain of our existing debt covenants limit our ability to incur additional debt in relation to our equity and require that we maintain minimum levels of liquid assets and earnings. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our borrowing facilities. We are currently in compliance with these covenants.

Credit Ratings. Credit ratings are intended to be an indicator of the creditworthiness of a particular company, security or obligation. Lower ratings result in higher borrowing costs and reduced access to capital markets. The following table summarizes our current ratings and outlook by the respective nationally recognized rating agencies.

	Short-term	Long-term	Outlook	Date of last action
Fitch	B	B	Negative	May 2013
Moody’s	na	B1	Stable	November 2012
S&P	na	B+	Stable	November 2013
Cash Flows
Our operating cash flow is primarily impacted by the timing of acquisitions, economic assumptions impacting our servicer models and our ‘asset light’ strategy. The timing of portfolio acquisitions impacts our operating cash to the extent significant transactions close in the second half of the year. We generally expect our loss mitigation strategies to begin accelerating servicing advance collections within six months of boarding onto our REALServicing platform. The OneWest and Greenpoint acquisitions were substantially boarded in the second half of 2013. Platform acquisitions, including Homeward and ResCap, have longer integration timelines, and as a result, are not expected to follow our historical collection trends until the transfers to the REALServicing platform are completed. We expect to complete the last transfers related to these acquisitions in the second quarter of 2014. Improving home prices translate into higher expected liquidation proceeds in our servicing models. With higher expected liquidation proceeds, we began to fund advances again on certain loans that were in stop-advance status. In the short-term, this increases servicing advances. To the extent delinquencies stabilize or improve, we expect to return to our historical trend even as home prices continue to recover. Finally, because we classify proceeds from the sale of servicing advances as investing activities, cash generated from our operations related to collections of servicing advances declined significantly in 2013 compared to 2012. We expect this trend to continue, to the extent sales to HLSS remain the most efficient source of funding for our non-Agency MSRs. Operating cash flows were used principally to fund the portions of acquisitions not funded through borrowings.
Cash flows for the year ended December 31, 2013. Our operating activities provided $867.2 million of cash largely due to $295.1 million of net collections of servicing advances and net income of $294.1 million adjusted for MSR amortization of $282.8 million and other non-cash items. Because we classify proceeds from the sale of servicing advances as investing activities, cash generated from our operations related to collections of servicing advances declined significantly in 2013 compared to 2012. We expect this trend to continue, to the extent sales to HLSS remain the most efficient source of funding for our non-Agency MSRs. Operating cash flows were used principally to fund the portions of acquisitions not funded through borrowings.
Our investing activities used $2.4 billion of cash. We paid $5.9 billion in connection with acquisitions completed during 2013, including the ResCap, Ally and OneWest acquisitions. Cash inflows from investing activities include $3.8 billion of proceeds from HLSS from the sale of advances and match-funded advances and $210.8 million of net proceeds from the sales to Altisource of the diversified fee-based businesses acquired in the Homeward and ResCap Acquisitions. Investing activities also includes cash outflows in connection with our reverse mortgage securitizations of $609.6 million accounted for as secured financings. The related securitization liabilities and portion of the proceeds from the sales to HLSS to repay match funded liabilities and required prepayments of the SSTL are discussed below in financing activities.
Our financing activities provided $1.5 billion of cash. To finance the ResCap acquisition, we deployed $840.0 million of net additional capital from the proceeds of a new $1.3 billion SSTL facility and borrowed $1.2 billion pursuant to three servicing advance facilities, offset by our repayment of the old SSTL which had an outstanding principal balance of $314.2 million at December 31, 2012. We borrowed $1.9 billion under a new match funded advance facility primarily to finance advances acquired in connection with the OneWest MSR Transaction. We received $447.8 million from the sale of Rights to MSRs to HLSS in transactions accounted for as financings. We used collections of servicing advances and $3.0 billion of the proceeds received from the HLSS Transactions to repay match funded liabilities. Debt issuance costs paid on the new SSTL were $25.8 million. We also repaid the $75.0 million loan from Altisource that we used to fund a portion of the Homeward Acquisition. Cash provided by our financing activities also includes $605.0 million in connection with our reverse mortgage securitization activities. We paid $157.9 million to repurchase the 3,145,640 shares of common stock we issued upon conversion of 100,000 of the outstanding shares of Series A Perpetual Convertible Preferred stock. We also repurchased 1,125,707 shares of common stock under a new stock repurchase program, paying $60.0 million in connection with these repurchases.
Cash flows for the year ended December 31, 2012. Our operating activities provided $1.8 billion of cash largely due to collections of servicing advances (primarily on the Litton portfolio) and net income of $180.9 million adjusted for MSR amortization of $72.9 million and other non-cash items. Excluding cash paid to acquire advances in connection with the

Homeward Acquisition, and excluding the proceeds from the sale of match funded advances to HLSS in connection with the HLSS Transactions, both of which are reported as investing activities, net collections of servicing advances were $1.4 billion. Operating cash flows were used principally to repay related match funded liabilities and to fund the portions of the Homeward Acquisition and the MSR acquisitions not funded through borrowings.
Our investing activities provided $262.9 million of cash. Cash inflows from investing activities include $2.8 billion of proceeds from HLSS on the sale of advances and $3.2 million of distributions from our asset management entities. As disclosed below in the discussion of financing activities, we used a portion of the proceeds from the sales to HLSS to repay match funded liabilities and for required prepayments of the SSTL. We paid $524.2 million to acquire the net assets of Homeward. In addition to the Homeward Acquisition, we paid $2.1 billion to purchase MSRs and advances in connection with the acquisition of several MSR portfolios. We used cash from operations, a portion of the proceeds from the HLSS Transactions and borrowings under both new and existing facilities to fund these acquisitions. Cash used for additions to premises and equipment of $19.2 million primarily relates to the build-out of new leased facilities in India.
Our financing activities used $2.0 billion of cash primarily due to net repayments of $1.7 billion on match funded liabilities. Net repayments on match funded liabilities excludes $358.3 million of match funded liabilities assumed by HLSS in connection with the sale of advance special purpose entities (SPEs) (reported as investing activity). We used collections of servicing advances and $2.0 billion of the proceeds received from the HLSS Transactions to repay match funded liabilities. In addition to the net repayments on match funded liabilities, we also repaid $332.0 million of Ocwen’s $575.0 million SSTL, paid $350.0 million to retire the senior secured term loan and revolving line of credit assumed from Homeward and paid $26.8 million to redeem the remaining balance of our 10.875% Capital Securities at a price of 102.719%. These cash outflows were partly offset by $317.8 million of proceeds as part of the HLSS Transactions from the sale of Rights to MSRs accounted for as financings.
Cash flows for the year ended December 31, 2011. Our operating activities provided $982.1 million of cash primarily due to collections of servicing advances (primarily on the HomEq Servicing portfolio) and net income of $78.3 million adjusted for MSR amortization of $43.0 million and other non-cash items. Excluding $2.5 billion paid to acquire advances in connection with the Litton Acquisition, collections of servicing advances were $842.5 million. The cash provided by advance collections and earnings were partly offset by the payment of settled litigation and the funding of a new debt service account related to the advance facility established to finance the advances acquired as part of the Litton Acquisition. The funding of the new interest-earning debt service account was offset in part by lower balance requirements for debt service accounts related to the HomEq and other match funded facilities as a result of repayments of the borrowings. Operating cash flows were used principally to repay borrowings under advance financing facilities and the SSTLs.
Our investing activities used $2.7 billion of cash during 2011. On September 1, 2011, we paid $2.6 billion to acquire Litton. We also invested $15.0 million in Correspondent One. Distributions received from our asset management entities were $2.4 million during 2011.
Our financing activities provided $1.7 billion of cash consisting primarily of $2.1 billion received from the new match funded facility established to finance the advances acquired in the Litton Acquisition. We also received proceeds of $563.5 million from the issuance of the $575.0 million SSTL. We used the proceeds from these two new facilities to fund the Litton Acquisition. Cash provided by operating activities and net proceeds of $354.4 million from the issuance of 28,750,000 shares of common stock allowed us to make net repayments of $1.1 billion against match funded liabilities. In addition, we were able to repay the $197.5 million remaining balance of the $350.0 million SSTL and payments of $28.8 million on the new $575.0 million SSTL. We also repaid the remaining balance on our fee reimbursement advance. In connection with the issuance of the new SSTL, we paid $13.1 million of debt issuance costs to the lender.
RISK MANAGEMENT
Managing risk is a fundamental component of operating our business. Various committees of the Ocwen Board of Directors and the executive leadership team oversee our risk management. Our primary risks include market, liquidity and operational risk. Market risk is the risk of loss arising from changes in the fair value of our assets or liabilities, including derivatives, caused by movements in market variables such as interest rates. Liquidity risk is the risk that our financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet our financial obligations, or to withstand unforeseen liquidity stress events. Operational risk is the risk of loss arising from inadequate or failed processes or systems, human factors or external events. Other risks include consumer and counterparty risk and concentration risk.
Our Investment Committee reviews significant transactions that may affect market risk and is authorized to utilize a wide variety of techniques and strategies to manage market risk. Our business units are responsible for executing on risk strategies, policies and controls that are fundamentally sound and compliant with our risk management policies and with applicable laws and regulations.

The Executive Compliance Management Committee is chaired by the Chief Compliance Officer. It is designated by the Ocwen Financial Corporation Board of Directors Compliance Committee to provide direction and oversight over all matters concerning the Company’s regulatory compliance and related risks and vendor risk management programs.  The committee is responsible for the periodic review and approval of key policies, monitoring of compliance, fraud and vendor risks and the effectiveness of controls and training programs.
All business units and overhead functions are subject to full and unrestricted audits by our Internal Audit department. Internal Audit is granted free and unrestricted access to any and all of our records, physical properties, systems, management and employees. The Internal Audit department reports to the Audit Committee of the Board and assists the Audit Committee in fulfilling its governance and oversight responsibility.
Market Risk
Our principal market exposure is to interest rate risk due to the impact on our mortgage-related assets and commitments, including mortgage loans held for sale, IRLCs and MSRs. Changes in interest rates could materially and adversely affect our volume of mortgage loan originations or reduce the value of our MSRs. We also have exposure to the effects of changes in interest rates on our borrowings under advance financing facilities.
Interest rate risk is a function of (i) the timing of re-pricing and (ii) the dollar amount of assets and liabilities that re-price at various times. We are exposed to interest rate risk to the extent that our interest rate sensitive liabilities mature or re-price at different speeds, or on different bases, than interest-earning assets.
Match Funded Liabilities
In executing our hedging strategy for the Servicing business, we attempt to mitigate the effect of increases in interest rates on the interest paid on our variable rate advance financing debt. We determine our hedging needs based on the projected excess of variable rate debt over cash and float balances since the earnings on cash and float balances are a partial offset to our exposure to changes in interest expense. Due to the growth in our Servicing business, float balances have increased significantly to levels in excess of our variable rate debt. In response, we terminated our remaining interest rate swaps effective May 31, 2013. We also purchased interest rate caps as economic hedges (not designated as a hedge for accounting purposes) as required by certain of our advance financing arrangements.
Loans Held for Sale and Interest Rate Lock Commitments
IRLCs represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage loan applicant, whereby the interest rate on the loan is set prior to funding. In our Lending business, mortgage loans held for sale and IRLCs are subject to the effects of changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale into the secondary mortgage market. Loan commitments generally range from 5 to 30 days; and our holding period of the mortgage loan from funding to sale is typically less than 20 days.
For loans held for sale that we have elected to carry at fair value, we manage the associated interest rate risk through an active hedging program overseen by our Investment Committee. Our hedging policy determines the hedging instruments to be used in the mortgage loan hedging program, which include forward sales of agency “to be announced” securities (TBAs), whole loan forward sales, Eurodollar futures and interest rate options. Forward mortgage backed securities (MBS) trades are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Our hedging policy also stipulates the hedge ratio we must maintain in managing this interest rate risk, which is also monitored by our Investment Committee.
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
Our Investment Committee establishes and maintains policies that govern our hedging program, including such factors as our target hedge ratio, the hedge instruments that we are permitted to use in our hedging activities and the counterparties with whom we are permitted to enter into hedging transactions. Effective April 1, 2013, we modified our strategy for managing the risks of the underlying loan portfolio and closed out the remaining economic hedge positions associated with our fair value MSRs. We terminated these hedges because we determined that they were ineffective for large movements in interest rates and only assured losses in substantial increasing-rate environments.

See Note 19 — Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for additional information regarding our use of derivatives.
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as the related derivatives at December 31, 2013 given hypothetical instantaneous parallel shifts in the yield curve (in thousands):

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$11,439	$(13,673)
Forward MBS trades	(11,649)	12,326
Total loans held for sale and related derivatives	(210)	(1,347)

Fair value MSRs	(7,946)	7,439
MSRs, embedded in pipeline	(775)	588
Total fair value MSRs	(8,721)	8,027
Derivatives related to MSRs (1)	—	—
Total fair value MSRs and related derivatives	(8,721)	8,027

Total, net	$(8,931)	$6,680

(1)	As disclosed above, effective April 1, 2013, we terminated the hedging program for our fair value MSRs and closed out the remaining economic hedge positions.
We used December 31, 2013 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
Borrowings
The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates.
Based on December 31, 2013 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $5.2 million resulting from an increase of $33.8 million in annual interest income and an increase of $28.6 million in annual interest expense.
Interest Rate Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates categorized by expected maturity and the related fair value of these instruments at December 31, 2013 and 2012. We use certain assumptions to estimate the expected maturity and fair value of these instruments. We base expected maturities upon contractual maturity and projected repayments and prepayments of principal based on our historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience. Average interest rates are based on the contractual terms of the instrument and, in the case of variable rate instruments, reflect estimates of applicable forward rates. The average presented is the weighted average.

	Expected Maturity Date at December 31, 2013
	2014	2015	2016	2017	2018	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$87,936	$—	$—	$—	$—	$—	$87,936	$87,936
Average interest rate	0.92%	—	—	—	—	—	0.92%
Loans held for sale, at fair value	503,753	—	—	—	—	—	503,753	503,753
Average interest rate	4.24%	—	—	—	—	—	4.24%
Loans held for sale, at lower of cost or fair value (2)	50,592	4,504	2,124	1,429	907	3,351	62,907	62,907
Average interest rate	4.12%	7.23%	6.71%	6.61%	6.38%	6.38%	4.64%
Loans held for investment - reverse mortgages	25,082	48,185	50,214	46,051	42,565	405,921	618,018	618,018
Average interest rate	2.67%	2.67%	2.67%	2.67%	2.66%	2.66%	2.67%
Interest–earning collateral and debt service accounts	134,982	—	—	—	—	—	134,982	134,982
Average interest rate	0.20%	—	—	—	—	—	0.20%
Total rate-sensitive assets	$802,345	$52,689	$52,338	$47,480	$43,472	$409,272	$1,407,596	$1,407,596
Percent of total	57.00%	3.74%	3.72%	3.37%	3.09%	29.08%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities	$2,364,814	$—	$—	$—	$—	$—	$2,364,814	$2,364,814
Average interest rate	2.08%	—	—	—	—	—	2.08%
Other borrowings (3)	488,929	27,219	11,690	11,690	1,238,141	—	1,777,669	1,762,876
Average interest rate	1.96%	4.24%	5.00%	5.00%	5.00%	—	4.15%
Total rate-sensitive liabilities	$2,853,743	$27,219	$11,690	$11,690	$1,238,141	$—	$4,142,483	$4,127,690
Percent of total	68.89%	0.66%	0.28%	0.28%	30%	—%	100.00%

	Expected Maturity Date at December 31, 2013
	2014	2015	2016	2017	2018	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative Assets:
Interest rate caps	$—	$—	$1,868,000	$—	$—	$—	$1,868,000	$442
Average strike rate	—	—	3.00%	—	—	—	3.00%
IRLCs	751,436	—	—	—	—	—	751,436	8,433
Forward MBS trades	950,648	—	—	—	—	—	950,648	6,905
Average coupon	3.76%	—	—	—	—	—	3.76%
Derivatives, net	$1,702,084	$—	$1,868,000	$—	$—	$—	$3,570,084	$15,780
Forward LIBOR curve (4)	0.25%	0.60%	1.59%	2.71%	3.55%	4.26%

	Expected Maturity Date at December 31, 2012
	2013	2014	2015	2016	2017	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$108,796	$—	$—	$—	$—	$—	$108,796	$108,796
Average interest rate	0.84%	—	—	—	—	—	0.84%
Loans held for sale, at fair value	426,480	—	—	—	—	—	426,480	426,480
Average interest rate	3.60%	—	—	—	—	—	3.60%
Loans held for sale, at lower of cost or fair value (2)	70,053	5,584	2,357	1,219	1,067	2,586	82,866	82,866
Average interest rate	5.73%	7.51%	7.51%	6.42%	6.42%	6.42%	5.96%
Interest–earning collateral and debt service accounts	120,458	—	—	—	—	—	120,458	120,458
Average interest rate	0.36%	—	—	—	—	—	0.36%
Total rate-sensitive assets	$725,787	$5,584	$2,357	$1,219	$1,067	$2,586	$738,600	$738,600
Percent of total	98.27%	0.76%	0.32%	0.17%	0.14%	0.35%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities:
Fixed rate	$1,348,999	$299,278	$—	$—	$—	$—	$1,648,277	$1,648,810
Average interest rate	3.57%	4.04	—	—	—	—	3.63%
Variable rate	495,592	388,876	—	—	—	—	884,468	884,468
Average interest rate	3.00%	3.05%	—	—	—	—	3.16%
Lines of credit and other borrowings (3)	774,508	—	18,466	—	—	—	792,974	797,799
Average interest rate	4.37%	—	3.71%	—	—	—	4.35%
Total rate-sensitive liabilities	$2,619,099	$688,154	$18,466	$—	$—	$—	$3,325,719	$3,331,077
Percent of total	78.75%	20.69%	0.56%	—%	—%	—%	100.00%

	Expected Maturity Date at December 31, 2012
	2013	2014	2015	2016	2017	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative Assets:
Interest rate caps	$—	$—	$425,000	$600,000	$—	$—	$1,025,000	$168
Average strike rate	—	—	4.50%	5.00%	—	—	4.79%
IRLCs	1,112,519	—	—	—	—	—	1,112,519	5,781
Interest rate swaps	—	15,000	165,000	90,000	15,000	147,500	432,500	4,778
Average fixed rate	—	0.45%	0.56%	0.68%	0.89%	2.14%	1.13%
Forward MBS trades	314,000	—	—	—	—	—	314,000	67
Average coupon	3.00%	—	—	—	—	—	3.00%

Derivative Liabilities:
Forward MBS trades	1,324,979	—	—	—	—	—	1,324,979	1,786
Average coupon	3.06%	—	—	—	—	—	3.06%
U.S. Treasury Futures	109,000	—	—	—	—	—	109,000	1,258
Interest rate swaps	586,945	29,400	447,110	—	—	—	1,063,455	15,614
Average fixed rate	1.75%	0.69%	0.81%	—	—	—	1.33%
Derivatives, net	$3,447,443	$44,400	$1,037,110	$690,000	$15,000	$147,500	$5,381,453	$(7,864)
Forward LIBOR curve (4)	0.22%	0.33%	0.60%	1.14%	1.76%	3.48%

(1)	See Note 5 — Fair Value to the Consolidated Financial Statements for additional fair value information on financial instruments.

(2)	Net of market valuation allowances and including non-performing loans.

(3)
Excludes financing liabilities of $651.1 million and $303.7 million at December 31, 2013 and 2012, respectively, that we recorded in connection with the sales of Rights to MSRs to HLSS which did not qualify as sales for accounting purposes. These financing liabilities have no contractual maturity and is amortized over the life of the transferred Rights to MSRs. Also, excludes the financing liabilities of $615.6 million at December 31, 2013 that we recorded in connection with the securitizations of HMBS which did not quality as sales for accounting purposes. These financing liabilities have no contractual maturity and are amortized as the related loans are repaid.

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
We estimate how our liquidity needs may be impacted by a number of factors, including fluctuations in asset and liability levels due to our business strategy, changes in our business operations, levels of interest rates and unanticipated events. We also assess market conditions and capacity for debt issuance in the various markets that we access to fund our business needs. Additionally, we have established internal processes to anticipate future cash needs and continuously monitor the availability of funds pursuant to our existing debt arrangements. We address liquidity risk by maintaining committed borrowing capacity in excess of our expected needs and by extending the tenor of our funding arrangements. For example, to fund additional advance obligations, we have typically “upsized” existing advance facilities or entered into new advance facilities in anticipation of the funding obligation and then pledged additional advances to support the borrowing. In general, we finance our operations through operating cash flow, advance financing facilities and other secured borrowings. See “Overview - Liquidity Summary” and “Liquidity and Capital Resources” for additional discussions of liquidity.
Operational Risk
Operational risk is inherent in each of our business lines and related support activities. This risk can manifest itself in various ways, including errors, business interruption and inappropriate behavior of employees, and can potentially result in financial losses or other damage to us. Examples include legal compliance, vendor management, reputation and indemnification obligation risks.
To monitor and control this risk, we establish policies and control frameworks designed to provide a sound and well-controlled operational environment. We mandate training for our employees in respect to these policies, require business line change control boards and conduct operating reviews on a regular basis. We have also implemented a risk and control self-identification program. Notwithstanding these risk and control initiatives, we may incur losses attributable to operational risks from time to time, and there can be no assurance these losses will not be incurred in the future.
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
We are not subject to the majority of the credit-related risks inherent in maintaining a mortgage loan portfolio because we do not hold loans for investment purposes. We generally sell newly originated mortgage loans in the secondary market within 20 days of origination.
Counterparty Credit Risk & Concentration Risk
Counterparty Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. We manage credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties and the use of mutual margining agreements whenever possible to limit potential exposure. We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements. We manage such risk by monitoring the credit ratings of our counterparties and do not anticipate losses due to counterparty nonperformance.
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
The mortgaged properties securing the residential loans that we service are geographically dispersed throughout all 50 states, the District of Columbia and two U.S. territories. The five largest concentrations of properties are located in California, Florida, New York, Texas and New Jersey which, taken together, comprise 39% of the loans serviced at December 31, 2013. California has the largest concentration with 436,374 loans or 15% of the total.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
Contractual Obligations
The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of December 31, 2013:

	Less Than One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Other secured borrowings (1)	$35,219	$41,529	$1,251,250	$—	$1,327,998
Contractual interest payments (2)	65,750	128,743	71,986	—	266,479
Originate/purchase mortgages or securities	827,902	—	—	—	827,902
Reverse mortgage equity draws (3)	244,208	—	—	—	244,208
Operating leases	19,798	38,418	15,702	—	73,918
	$1,192,877	$208,690	$1,338,938	$—	$2,740,505

(1)
Amounts are exclusive of any related discount. Excludes match funded liabilities and borrowings under mortgage loan warehouse facilities as these represent non-recourse debt that has been collateralized by assets which are not available to satisfy general claims against Ocwen. Also excludes financing liabilities which result from sales of assets that do not qualify as sales for accounting purposes and, therefore, are accounted for as secured financings. See Note 15 — Borrowings to the Consolidated Financial Statements for additional information related to these excluded borrowings.

(2)	Represents estimated future interest payments on other secured borrowings, based on applicable interest rates as of December 31, 2013.

(3)
Represents additional equity draw obligations in connection with reverse mortgage loans originated or purchased by Liberty. Because these draws can be made in their entirety, we have classified them as due in less than one year at December 31, 2013.

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
Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk as well as our exposure to changes in the value of the India Rupee. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 19 — Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for additional information regarding derivatives.
Involvement with SPEs. We use SPEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans.
We generally use match funded securitization facilities to finance our servicing advances. The SPEs to which the advances are transferred in the securitization transaction are included in our consolidated financial statements either because we have the majority equity interest in the SPE or because we are the primary beneficiary where the SPE is a variable interest entity (VIE). The holders of the debt of these SPEs can look only to the assets of the SPEs for satisfaction of the debt and have no recourse against OCN. However, OCN and OLS have guaranteed the payment of the obligations of the issuer under our small-balance commercial match funded facility up to a maximum of 10% of the notes outstanding at the end of the facility’s revolving period in December 2014.
VIEs. If we determine that we are the primary beneficiary of a VIE, we include the VIE in our consolidated financial statements. We have interests in VIEs that we do not consolidate because we have determined that we are not the primary beneficiary of the VIEs. In addition, we have transferred forward and reverse mortgage loans in transactions accounted for as sales or as secured borrowings for which we retain the obligation for servicing and for standard representations and warranties on the loans. See Note 2 — Securitizations and Variable Interest Entities and Note 4 — Sales of Advances and MSRs for additional information.
Mortgage Loan Repurchase and Indemnification Liability. We have exposure to representation, warranty and indemnification obligations in our capacity as a loan originator and servicer. We recognize the fair value of representation and warranty obligations in connection with originations upon sale of the loan or upon completion of an acquisition. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination and estimated loss severity based on current loss rates for similar loans. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions.
The underlying trends for loan repurchases and indemnifications are volatile, and there is significant uncertainty regarding our expectations of future loan repurchases and indemnifications and related loss severities. Due to the significant uncertainties surrounding estimates related to future repurchase and indemnification requests by investors and insurers as well as uncertainties surrounding home prices, it is possible that our exposure could exceed our recorded mortgage loan repurchase and indemnification liability. Our estimate of the mortgage loan repurchase and indemnification liability considers the current macro-economic environment and recent repurchase trends; however, if we experience a prolonged period of higher repurchase and indemnification activity or a decline in home values, then our realized losses from loan repurchases and indemnifications may ultimately be in excess of our recorded liability. Given the levels of realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of our recorded liability. See Note 2 — Securitizations and Variable Interest Entities, Note 16 — Other Liabilities and Note 28 — Commitments and Contingencies to the Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the financial statements. Our significant accounting policies are described in Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements. Critical accounting estimates are described in this section. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Management has processes in place to monitor these judgments and assumptions, including with the Audit Committee of the Board of Directors.
Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain instruments and to determine fair value disclosures. Refer to Note 5 — Fair Value to the Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. We follow the fair value hierarchy set forth in Note 5 — Fair Value to the Consolidated Financial Statements in order to prioritize the inputs utilized to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.

The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs at December 31:

	2013	2012
Loans held for sale	$566,660	$509,346
Loans held for investment - reverse mortgages	618,018	—
MSRs	116,029	85,213
Derivative assets	15,780	5,949
Assets at fair value	$1,316,487	$600,508
As a percentage of total assets	17%	11%
Financing liabilities	$615,576	$—
Derivative liabilities	—	13,813
Liabilities at fair value	$615,576	$13,813
As a percentage of total liabilities	10%	—%
Assets at fair value using Level 3 inputs	$797,396	$168,247
As a percentage of assets at fair value	61%	28%
Liabilities at fair value using Level 3 inputs	$615,576	$10,836
As a percentage of liabilities at fair value	100%	78%
Level 3 assets increased to 61% of assets at fair value and Level 3 liabilities increased to 100% of liabilities at fair value in connection with reverse mortgage securitizations that we account for as secured financings and for which we elected the fair value option for the related Loans held for investment - reverse mortgages and Financing liabilities. Our economic exposure to these net assets is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by offsetting changes in the value of the related secured financing.
We have numerous internal controls in place to ensure the appropriateness of fair value measurements. Significant fair value measures are subject to analysis and management review and approval. Additionally, we utilize a number of operational controls to ensure the results are reasonable, including comparison, or “back testing,” of model results against actual performance and monitoring the market for recent trades, including our own price discovery in connection with potential and completed sales, and other market information that can be used to benchmark the model inputs or outputs. Considerable judgment is used in forming conclusions about Level 3 inputs such as interest rate movements, prepayment speeds, delinquencies, credit losses and discount rates. Changes to these inputs could have a significant effect on fair value measurements.
Valuation and Amortization of MSRs
MSRs are an intangible asset that represents the right to service a portfolio of mortgage loans. We originate MSRs from our lending activities and obtain MSRs through asset acquisitions or business combinations. For initial measurement, acquired and originated MSRs are initially measured at fair value. Subsequent to acquisition or origination, we account for MSRs using the amortization or fair value measurement method, based on our strategy for managing the risks of the underlying portfolios. For MSRs accounted for using the amortization measurement method, we assess servicing assets or liabilities for impairment or increased obligation based on fair value on a quarterly basis. We group our MSRs by stratum for impairment testing based on the predominant risk characteristics of the underlying mortgage loans. In recognition of the significant change in the composition of our MSR portfolio as a result of acquisitions, our strata are defined as conventional (i.e. conforming to the underwriting standards of Fannie Mae or Freddie Mac), government insured (loans insured by FHA or VA), non-Agency (i.e. all private label primary and master serviced loans except non-Agency prime) and non-Agency prime (loans generally conforming to the underwriting standards of Fannie Mae or Freddie Mac that exceeded GSE loan limits, commonly referred to as jumbo mortgage loans).
The determination of fair value of MSRs requires management judgment due to the number of assumptions that underlie the valuation. We estimate the fair value of our MSRs by using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The key assumptions used in the valuation of these MSRs include:

•	Mortgage prepayment speeds;

•	Delinquency rates, and

•	Discount rates.

The following table provides the range of key assumptions (expressed as a percentage of UPB) by stratum projected for the five-year period beginning December 31, 2013:

	Conventional	Government Insured	Non-Agency
Prepayment speed	8.1% - 15.8%	10.4% - 17.1%	17.4% - 19.2%
Delinquency	8.0% - 10.1%	14.9% - 16.8%	25.3% - 27.8%
Discount rate	9.2%	11.0%	16.7%
Cost to service	$71 to $126	$73 to $125	$305 to $340
Changes in these assumptions are generally expected to affect our results of operations as follows:

•
Increases in prepayment speeds generally reduce the value of our MSRs as the underlying loans prepay faster which causes accelerated MSR amortization, higher compensating interest payments and lower overall servicing fees, partially offset by a lower overall cost of servicing, increased float earnings on higher float balances and lower interest expense on lower servicing advance balances.

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

The following table provides information related to the sensitivity of our MSR fair value estimate to a 10% adverse change in key valuation inputs as of December 31, 2013 (in thousands):

	Conventional	Government Insured	Non-Agency
Prepayment speed	$(117,610)	$(22,431)	$(33,108)
Delinquency	(11,482)	(31,257)	(87,417)
Discount rate	(59,265)	(6,699)	(29,027)
Cost to service	(33,888)	(7,296)	(114,777)
Income Taxes
We record a tax provision for the anticipated tax consequences of the reported results of operations. We compute the provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. We measure deferred tax assets and liabilities using the currently enacted tax rates in each jurisdiction that applies to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
Other than for certain U.S. deferred tax assets, management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. As a result of this evaluation, we concluded that a valuation allowance of $15.8 million was necessary at December 31, 2013. In the event that we determine all or part of the net deferred tax assets are not realizable in the future, we will make an adjustment to the valuation allowance that will be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.
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
The following table provides information regarding the balance of goodwill by business acquisition and by reporting segment as of December 31, 2013:

	Servicing	Lending	Total
HomeEq	$12,810	$—	$12,810
Litton	57,430	—	57,430
Homeward	218,170	46,159	264,329
ResCap	79,026	—	79,026
Liberty	—	2,963	2,963
	$367,436	$49,122	$416,558
We perform our annual impairment test of goodwill as of August 31st of each year. Based on our 2013 annual assessment, we determined that goodwill was not impaired. We determined, on the basis of qualitative factors, that the fair value of the reporting units were not more likely than not less than their respective carrying values and therefore a two-step quantitative test was not required. We believe that the fair values of our reporting units are substantially in excess of their carrying values.
Indemnification Obligations
We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities, our acquisitions to the extent we assume one or more of these obligations and in connection with our servicing practices. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. We monitor the adequacy of the overall reserve and make adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with our counterparties.
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

RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
Listed below are recent accounting pronouncements that we had not yet adopted as of December 31, 2013. Our adoption of these standards on January 1, 2014 did not have a material impact on our Consolidated Financial Statements. For additional information regarding these pronouncements, see Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

•
ASU 2013-11 (ASC 740, Income Taxes): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).

In addition to the above recently issued accounting pronouncements, listed below are accounting pronouncements that we adopted on January 1, 2013 that only require additional disclosures and did not have a material effect on our Consolidated Financial Statements.

•	ASU 2011-11 (ASC 210, Balance Sheet): Disclosures about Offsetting Assets and Liabilities

•	ASU 2013-01 (ASC 210, Balance Sheet): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

•	ASU 2013-02 (ASC 220, Comprehensive Income): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
The principal effect of ASU 2011-11 and ASU 2013-01 is to require additional disclosures that will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on the entity’s financial position, including the effect, or potential effect, of rights of set-off associated with certain financial instruments and derivative instruments.
The amendments in ASU 2013-02 require disclosure of, on the face of our statement of operations or in footnotes thereto, the line items affected by any significant items reclassified from accumulated other comprehensive income to earnings and the before tax amount and the related effect on income tax expense of the reclassification.
We also adopted ASU 2013-10 (ASC 815, Derivatives and Hedging): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force) effective July 17, 2013. The ASU permits the use of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes. The ASU also removes the restriction on using different benchmark rates for similar hedges. We terminated our remaining interest rate swaps on May 31, 2013 and, therefore, our adoption of this standard did not have a material impact on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Market Risk sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for our quantitative and qualitative disclosures about market risk.

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
Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on that evaluation, our management concluded that, as of December 31, 2013, internal control over financial reporting is effective based on criteria established in Internal Control—Integrated Framework issued by the COSO.
The effectiveness of Ocwen’s internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
There was no information required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K that was not so reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 14, 2014 and as filed with the SEC on or about March 28, 2014 (the 2014 Proxy Statement) under the captions “Election of Directors—Nominees for Director,” “Executive Officers Who Are Not Directors,” “Board of Directors and Corporate Governance—Committees of the Board of Directors—Audit Committee”, “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters—Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance—Code of Ethics” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information contained in our 2014 Proxy Statement under the captions “Executive Compensation” and “Board of Directors Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained in our 2014 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters—Beneficial Ownership of Equity Securities” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained in our 2014 Proxy Statement under the captions “Board of Directors and Corporate Governance—Independence of Directors” and “Business Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our 2014 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1) and (2) Financial Statements and Schedules. The information required by this section is contained in the Consolidated Financial Statements of Ocwen Financial Corporation and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, beginning on Page F-1.

(3)	Exhibits.
	2.1	Separation Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Portfolio Solutions S.A. (1)
	2.2	Purchase Agreement dated as of June 5, 2011, by and between The Goldman Sachs Group, Inc. and Ocwen Financial Corporation † (2)
2.3
Purchase Agreement, dated as of October 19, 2011, by and among Morgan Stanley (solely for purposes of Article 5, Section 7.4, Section 8.7, Article 11 and Article 12), SCI Services, Inc., Saxon Capital Holdings, Inc., Morgan Stanley Mortgage Capital Holdings, LLC and Ocwen Financial Corporation † (3)

2.4
Amended and Restated Purchase Agreement, dated March 18, 2012, among Ocwen Financial Corporation (solely for purposes of Section 6.11, Section 6.12, Section 7.4, Section 7.8, Section 7.14, Section 10.2(b), Article 11 and Article 12), Ocwen Loan Servicing, LLC, Morgan Stanley (solely for purposes of Article 5, Section 7.4, Article 11 and Article 12), SCI Services, Inc., Saxon Mortgage Services, Inc., and Morgan Stanley Mortgage Capital Holdings, LLC (4)

	2.5	Merger Agreement, dated as of October 3, 2012, by and among Ocwen Financial Corporation, O&H Acquisition Corp., Homeward Residential Holdings, Inc., and WL Ross & Co. LLC † (5)
2.6
Asset Purchase Agreement between Ocwen Loan Servicing, LLC, and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC, GMACM Borrower LLC, and RFC Borrower LLC dated as of November 2, 2012 † (6)

	2.7	Mortgage Servicing Rights Purchase and Sale Agreement between Ocwen Loan Servicing, LLC and One West Bank, FSB dated as of June 13, 2013 (7)
2.8
Purchase and Sale Agreement, dated as of March 29, 2013, by and among Altisource Portfolio Solutions, Inc., Altisource Solutions S.à r.l., Ocwen Financial Corporation, Homeward Residential, Inc. and Power Valuation Services, Inc. (8)

	2.9	Repurchase Letter Agreement, dated as of September 23, 2013, by and among Ocwen Financial Corporation and the holders of Series A Perpetual Convertible Preferred Stock party thereto (9)
	3.1	Amended and Restated Articles of Incorporation (10)
	3.2	Articles of Amendment to Articles of Incorporation (filed herewith)

3.3	Articles of Amendment to Articles of Incorporation (filed herewith)
3.4	Articles of Amendment to Articles of Incorporation (11)
3.5	Articles of Correction (11)
3.6	Articles of Amendment to Articles of Incorporation, Articles of Designation, Preferences and Rights of Series A Perpetual Convertible Preferred Stock (12)
3.7	Amended and Restated Bylaws of Ocwen Financial Corporation (13)
4.1	Form of Certificate of Common Stock (10)
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7
10.1*	Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (14)
10.2*	Ocwen Financial Corporation 1998 Annual Incentive Plan, as amended (15)
10.3*	Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (16)
10.4*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (17)
10.5*	Ocwen Financial Corporation 2007 Equity Incentive Plan, dated May 10, 2007 (18)
10.6*	Ocwen Mortgage Servicing, Inc. Amended and Restated 2013 Preferred Stock Plan (filed herewith)
10.7	Tax Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.8	Employee Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.9	Technology Products Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.10	Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.11	Data Center and Disaster Recovery Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.12	Intellectual Property Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.13	Support Services Agreement, dated as of August 10, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (19)
10.14	Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (20)
10.15	Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (20)
10.16	Data Center and Disaster Recovery Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (20)
10.17	Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (20)
10.18	First Amendment to Support Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (20)
10.19	First Amendment to Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (20)
10.20	First Amendment to Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (20)
10.21	First Amendment to Data Center and Disaster Recovery Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (20)
10.22	First Amendment to Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (20)
10.23	Second Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (8)
10.24	Second Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation Altisource Solutions S.à r.l. (8)
10.25	Second Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (8)

10.26	Second Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (8)
10.27	First Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (8)
10.28	First Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (8)
10.29	First Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (8)
10.30	First Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (8)
10.31	Third Amendment to Services Agreement, dated as of July 24, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (filed herewith)
10.32	Second Amendment to Services Agreement dated July 24, 2013 by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (filed herewith)
10.33	First Amended and Restated Support Services Agreement dated September 12, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (filed herewith)
10.34	Agreement dated as of April 12, 2013 by and among Altisource Solutions S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (21)
10.35	Master Servicing Rights Purchase Agreement, dated October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (filed herewith)
10.36	Sale Supplement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (4)
10.37	Master Subservicing Agreement, dated October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (filed herewith)
10.38	Subservicing Supplement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (4)
10.39	Professional Services Agreement, dated February 10, 2012, between Ocwen Financial Corporation, together with its subsidiaries and affiliates, and HLSS Management, LLC (4)
10.40
Sale Supplement, dated as of July 1, 2013, to the Master Servicing Rights Purchase Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (22)

10.41	Subservicing Supplement, dated as of July 1, 2013, to the Master Subservicing Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings LLC (22)
10.42
Amendment, dated as of September 30, 2013, to the Sale Supplement, dated as of July 1, 2013, to the Master Servicing Rights Purchase Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (23)

10.43
Amendment, dated as of September 30, 2013, to the Subservicing Supplement, dated as of July 1, 2013, to the Master Subservicing Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings LLC (23)

10.44
Amendment, dated as of February 4, 2014, to the Sale Supplement dated as of July 1, 2013, the Sale Supplement dated February 10, 2012 and various other sale supplements, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (filed herewith)

10.45
Amendment, dated as of February 4, 2014, to the Subservicing Supplement dated as of July 1, 2013, the Subservicing Supplement dated as of February 10, 2012 and various other subservicing supplements, among Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (filed herewith)

10.46	Registration Rights Agreement, made and entered into as of December 27, 2012, by and among Ocwen Financial Corporation and the Holders (as defined therein) (13)
10.47	Guarantee between Ocwen Financial Corporation and OneWest Bank, FSB dated as of June 13, 2013 (7)
10.48
Senior Secured Term Loan Facility Agreement dated as of February 15, 2013 by and among Ocwen Loan Servicing, LLC, as Borrower, Ocwen Financial Corporation, as Parent, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent (24)

10.49	Pledge and Security Agreement dated as of February 15, 2013 between each of the Grantor Parties thereto, and Barclays Bank PLC, as Collateral Agent (24)

10.50
Amendment No. 1 to Senior Secured Term Loan Facility Agreement and Amendment No. 1 to Pledge and Security Agreement dated as of September 23, 2013 by and among Ocwen Loan Servicing, LLC, as Borrower, Ocwen Financial Corporation, as Parent, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (9)

11.1	Computation of earnings per share (26)
12.1	Ratio of earnings to fixed charges (filed herewith)
21.0	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
99.1	Consent Judgment dated February 26, 2014 of the United States District Court for the District of Columbia (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	Management contract or compensatory plan or agreement.

†
The schedules referenced in the Purchase Agreements, the Merger Agreement and the Asset Purchase Agreement have been omitted in accordance with Item 601 (b)(2) of Regulation S-K. A copy of any referenced schedules will be furnished supplementally to the SEC upon request.

(1)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on August 12, 2009.

(2)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on June 6, 2011.

(3)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed with the SEC on October 24, 2011.

(4)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.

(5)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on October 5, 2012.

(6)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on November 8, 2012.

(7)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on June 13, 2013.

(8)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on April 4, 2013.

(9)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on September 24, 2013.

(10)
Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-1 (File No. 333-5153) as amended, declared effective by the SEC on September 25, 1996.

(11)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(12)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on December 28, 2012.

(13)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the SEC on May 10, 2013.

(14)
Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-8 (File No. 333-44999), effective when filed with the SEC on January 27, 1998.

(15)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2003 Annual Meeting of Shareholders as filed with the SEC on March 28, 2003.

(16)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

(17)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(18)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2007 Annual Meeting of Shareholders as filed with the SEC on March 30, 2007.

(19)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on August 16, 2012.

(20)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on October 5, 2012.

(21)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on April 18, 2013.

(22)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on July 8, 2013.

(23)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.

(24)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on February 19, 2013.

(25)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on September 24, 2013.

(26)	Incorporated by reference from “Note 23 — Basic and Diluted Earnings per Share” on page F-55 of our Consolidated Financial Statements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Ronald M. Faris
Ronald M. Faris
President and Chief Executive Officer (duly authorized representative)
Date: February 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William C. Erbey	Date: February 28, 2014
William C. Erbey,
Executive Chairman of the Board of Directors

/s/ Ronald M. Faris	Date: February 28, 2014
Ronald M. Faris,
President, Chief Executive Officer and Director (principal executive officer)

/s/ Ronald J. Korn	Date: February 28, 2014
Ronald J. Korn, Director

/s/ William H. Lacy	Date: February 28, 2014
William H. Lacy, Director

/s/ Barry N. Wish	Date: February 28, 2014
Barry N. Wish, Director

/s/ Robert A. Salcetti	Date: February 28, 2014
Robert A. Salcetti, Director

/s/ Wilbur L. Ross	Date: February 28, 2014
Wilbur L. Ross, Director

/s/ John V. Britti	Date: February 28, 2014
John V. Britti,
Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Catherine M. Dondzila	Date: February 28, 2014
Catherine M. Dondzila, Senior Vice President and Chief Accounting Officer (principal accounting officer)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2013

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ocwen Financial Corporation:
We have audited the accompanying consolidated balance sheets of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ocwen Financial Corporation and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ocwen Financial Corporation:
We have audited the internal control over financial reporting of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 28, 2014

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2013	December 31, 2012
Assets
Cash	$178,512	$220,130
Mortgage servicing rights ($116,029 and $85,213 carried at fair value)	2,069,381	764,150
Advances	892,188	184,463
Match funded advances	2,552,383	3,049,244
Loans held for sale ($503,753 and $426,480 carried at fair value)	566,660	509,346
Loans held for investment - reverse mortgages, at fair value	618,018	—
Goodwill	416,558	416,176
Receivables, net	152,516	132,853
Debt service accounts	129,897	88,748
Deferred tax assets, net	116,558	96,893
Premises and equipment, net	53,786	33,247
Other assets	127,313	190,712
Total assets	$7,873,770	$5,685,962

Liabilities, Mezzanine Equity and Stockholders’ Equity
Liabilities
Match funded liabilities	$2,364,814	$2,532,745
Financing liabilities ($615,576 and $0 carried at fair value)	1,284,229	306,308
Other secured borrowings	1,777,669	790,371
Other liabilities	590,375	291,744
Total liabilities	6,017,087	3,921,168

Commitments and Contingencies (Note 28)

Mezzanine Equity
Series A Perpetual Convertible Preferred stock, $.01 par value; 200,000 shares authorized; 62,000 and 162,000 shares issued and outstanding at December 31, 2013 and 2012, respectively; redemption value $62,000 plus accrued and unpaid dividends at December 31, 2013	60,361	153,372

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 135,176,271 and 135,637,932 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,352	1,356
Additional paid-in capital	818,427	911,942
Retained earnings	986,694	704,565
Accumulated other comprehensive loss, net of income taxes	(10,151)	(6,441)
Total stockholders’ equity	1,796,322	1,611,422
Total liabilities, mezzanine equity and stockholders’ equity	$7,873,770	$5,685,962

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Revenue
Servicing and subservicing fees	$1,823,559	$804,407	$458,838
Gain (loss) on loans held for sale, net	121,694	215	(2)
Other revenues	93,020	40,581	37,055
Total revenue	2,038,273	845,203	495,891

Operating expenses
Compensation and benefits	442,777	122,341	99,844
Amortization of servicing rights	282,781	72,897	42,996
Servicing and origination	112,127	25,542	8,217
Technology and communications	140,466	45,362	33,617
Professional services	123,886	29,213	19,961
Occupancy and equipment	105,145	47,044	23,759
Other operating expenses	94,112	21,508	11,153
Total operating expenses	1,301,294	363,907	239,547

Income from operations	736,979	481,296	256,344

Other income (expense)
Interest income	22,355	8,329	8,876
Interest expense	(412,842)	(223,455)	(132,770)
Gain (loss) on debt redemption	(8,681)	(2,167)	3,651
Other, net	(2,588)	(6,495)	(13,106)
Total other expense, net	(401,756)	(223,788)	(133,349)

Income before income taxes	335,223	257,508	122,995
Income tax expense	41,074	76,585	44,672
Net income	294,149	180,923	78,323
Net loss attributable to non-controlling interests	—	—	8
Net income attributable to Ocwen stockholders	294,149	180,923	78,331
Preferred stock dividends	(5,031)	(85)	—
Deemed dividends related to beneficial conversion feature of preferred stock	(6,989)	(60)	—
Net income attributable to Ocwen common stockholders	$282,129	$180,778	$78,331

Earnings per share attributable to Ocwen common stockholders
Basic	$2.08	$1.35	$0.75
Diluted	$2.02	$1.31	$0.71

Weighted average common shares outstanding
Basic	135,678,088	133,912,643	104,507,055
Diluted	139,800,506	138,521,279	111,855,961

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income	$294,149	$180,923	$78,323

Other comprehensive income (loss), net of income taxes:
Unrealized foreign currency translation gain (loss) arising during the year	1	1	21
Change in deferred gain (loss) on cash flow hedges arising during the year (1)	(11,558)	(5,303)	589
Reclassification adjustment for losses on cash flow hedges included in net income (2)	7,843	6,753	890
Net change in deferred loss on cash flow hedges	(3,715)	1,450	1,479
Other	4	4	5
Total other comprehensive income, net of income taxes	(3,710)	1,455	1,505

Comprehensive income	290,439	182,378	79,828
Comprehensive income attributable to non-controlling interests	—	—	(1)
Comprehensive income attributable to Ocwen stockholders	$290,439	$182,378	$79,827

(1)	Net of tax benefit (expense) of $0.8 million, $3.0 million and $(0.3) million for 2013, 2012 and 2011, respectively.

(2)	Net of tax benefit (expense) of $(3.6) million, $3.8 million and $0.5 million for 2013, 2012 and 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2010	100,726,947	$1,007	$467,500	$445,456	$(9,392)	$246	$904,817
Net income (loss)	—	—	—	78,331	—	(8)	78,323
Issuance of common stock	28,750,000	288	354,157	—	—	—	354,445
Exercise of common stock options	410,977	4	1,269	—	—	—	1,273
Equity-based compensation	11,364	—	3,195	—	—	—	3,195
Distribution to non-controlling interest holder	—	—	—	—	—	(247)	(247)
Other comprehensive income, net of income taxes	—	—	—	—	1,496	9	1,505
Balance at December 31, 2011	129,899,288	1,299	826,121	523,787	(7,896)	—	1,343,311
Net income	—	—	—	180,923	—	—	180,923
Discount – Preferred stock beneficial conversion feature	—	—	8,688	—	—	—	8,688
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(60)	—	—	(60)
Preferred stock dividends ($0.26 per share)	—	—	—	(85)	—	—	(85)
Conversion of 3.25% Convertible Notes	4,635,159	46	56,364	—	—	—	56,410
Exercise of common stock options	1,082,944	11	6,276	—	—	—	6,287
Equity-based compensation	20,541	—	14,493	—	—	—	14,493
Other comprehensive income, net of income taxes	—	—	—	—	1,455	—	1,455
Balance at December 31, 2012	135,637,932	1,356	911,942	704,565	(6,441)	—	1,611,422
Net income	—	—	—	294,149	—	—	294,149
Preferred stock dividends ($37.29 per share)	—	—	—	(5,031)	—	—	(5,031)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(6,989)	—	—	(6,989)
Conversion of preferred stock	3,145,640	31	99,969	—	—	—	100,000
Repurchase of common stock	(4,271,347)	(42)	(217,861)	—	—	—	(217,903)
Exercise of common stock options	652,015	7	(2,612)	—	—	—	(2,605)
Equity-based compensation	12,031	—	26,989	—	—	—	26,989
Other comprehensive loss, net of income taxes	—	—	—	—	(3,710)	—	(3,710)
Balance at December 31, 2013	135,176,271	$1,352	$818,427	$986,694	$(10,151)	$—	$1,796,322

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$294,149	$180,923	$78,323
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage servicing rights	282,781	72,897	42,996
Amortization of debt discount	1,412	3,259	8,853
Amortization of debt issuance costs – senior secured term loan	4,395	3,718	9,764
Depreciation	24,245	5,720	4,160
Provision for bad debts	34,816	5,030	852
(Gain) loss on sale of loans	(121,694)	(215)	2
Loss on deconsolidation of variable interest entities	—	3,167	—
Realized and unrealized losses on derivative financial instruments	14,336	4,294	7,426
(Gain) loss on extinguishment of debt	8,681	2,167	(3,651)
Gain on valuation of mortgage servicing rights, at fair value	(30,816)	(30)	—
(Increase) decrease in deferred tax assets, net	(22,112)	62,393	29,898
Origination and purchase of loans held for sale	(9,678,038)	(172,262)	—
Proceeds from sale and collections of loans held for sale	9,468,627	243,434	1,468
Changes in assets and liabilities:
Decrease in advances and match funded advances	295,108	1,443,643	842,545
(Increase) decrease in receivables and other assets, net	224,543	(53,870)	(36,452)
Increase (decrease) in servicer liabilities	2,563	1,750	(1,196)
Increase (decrease) in other liabilities	67,773	(4,343)	(15,470)
Other, net	(3,606)	14,179	12,627
Net cash provided by operating activities	867,163	1,815,854	982,145

Cash flows from investing activities
Cash paid to acquire ResCap Servicing Operations (a component of Residential Capital, LLC)	(2,289,709)	—	—
Cash paid to acquire Liberty Home Equity Solutions, Inc.	(26,568)	—	—
Net cash acquired in acquisition of Correspondent One S.A.	22,108	—	—
Cash paid to acquire Homeward Residential Holdings, Inc.	—	(524,213)	—
Cash paid to acquire Litton Loan Servicing LP	—	—	(2,646,700)
Investment in unconsolidated entities	—	—	(15,340)
Distributions of capital from unconsolidated entities	1,300	3,226	2,415
Purchase of mortgage servicing rights, net	(987,663)	(180,039)	—
Acquisition of advances in connection with the purchase of MSRs	(2,588,739)	(1,920,437)	—
Proceeds from sale of advances and match funded advances	3,842,537	2,824,645	—
Net proceeds from sale of diversified fee-based businesses to Altisource Portfolio Solutions, SA	210,793	—	—
Proceeds from sale of MSRs	34,754	—	—
Proceeds from sale of advance financing subsidiary and special purpose entity	—	76,334	—
Proceeds from sale of beneficial interest in consolidated variable interest entities	—	3,020	—
Origination of loans held for investment - reverse mortgages	(609,555)	—	—
Principal payments received on loans held for investment - reverse mortgages	5,886	—	—
Additions to premises and equipment	(28,915)	(19,217)	(3,822)
Other	(1,207)	(449)	8,329
Net cash provided by (used in) investing activities	(2,414,978)	262,870	(2,655,118)

Cash flows from financing activities
(Repayment of) proceeds from match funded liabilities	(167,931)	(1,665,330)	1,076,422
Proceeds from other borrowings	9,633,914	204,784	563,500
Repayments of other borrowings	(8,787,302)	(822,137)	(281,768)
Payment of debt issuance costs – senior secured term loan	(25,758)	(1,052)	(13,147)
Proceeds from sale of mortgage servicing rights accounted for as a financing	447,755	320,381	—
Proceeds from sale of loans accounted for as a financing	604,991	—	—
Issuance of common stock	—	—	354,445
Repurchase of common stock	(217,903)	—	—
Redemption of 10.875% Capital Securities	—	(26,829)	—
Payment of preferred stock dividends	(5,115)	—	—
Proceeds from exercise of common stock options	2,302	6,005	1,483
Other	21,244	(18,650)	(11,524)
Net cash provided by (used in) financing activities	1,506,197	(2,002,828)	1,689,411

Net (decrease) increase in cash	(41,618)	75,896	16,438
Cash at beginning of year	220,130	144,234	127,796
Cash at end of year	$178,512	$220,130	$144,234

Supplemental cash flow information
Interest paid	$413,014	$219,825	$128,947
Income tax payments, net	14,747	37,199	29,461

Supplemental non-cash investing and financing activities
Conversion of Series A preferred stock to common stock	$100,000	$—	$—
Conversion of 3.25% Convertible Notes to common stock	—	56,410	—

Supplemental business acquisition information (1)
Fair value of assets acquired
Cash	$—	$(79,511)	$(23,791)
Loans held for sale	—	(558,721)	—
Advances	(1,747,201)	(2,266,882)	(2,468,137)
Mortgage servicing rights	(389,944)	(360,344)	(144,314)
Deferred tax assets	—	(52,103)	—
Premises and equipment	(16,423)	(12,515)	(3,386)
Goodwill	(207,776)	(345,936)	(57,430)
Debt service accounts	—	(69,287)	—
Receivables and other assets	(2,989)	(27,765)	(4,888)
	(2,364,333)	(3,773,064)	(2,701,946)
Fair value of liabilities assumed
Match funded liabilities	—	1,997,459	—
Other secured borrowings	—	864,969	—
Servicing liabilities	—	—	8,972
Accrued expenses and other liabilities	74,624	145,812	22,483
Total consideration	(2,289,709)	(764,824)	(2,670,491)
Issuance of preferred stock as consideration	—	162,000	—
Amount due from seller for purchase price adjustments	—	(900)	—
Cash paid	(2,289,709)	(603,724)	(2,670,491)
Less cash acquired	—	79,511	23,791
Net cash paid	$(2,289,709)	$(524,213)	$(2,646,700)

(1)	See Note 3 — Business Acquisitions for information regarding the acquisitions of Liberty Home Equity Solutions, Inc. and Correspondent One S.A. during 2013.

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, except per share data and unless otherwise indicated)

Note 1 — Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Organization
Ocwen Financial Corporation (NYSE: OCN) (Ocwen, we, us and our) is a financial services holding company which, through its subsidiaries, is engaged in the servicing and origination of mortgage loans. Ocwen is headquartered in Atlanta, Georgia with offices throughout the United States (U.S.) and in the United States Virgin Islands (USVI) with support operations in India, the Philippines and Uruguay. Ocwen is a Florida corporation organized in February 1988.
Ocwen owns all of the common stock of its primary operating subsidiary, Ocwen Mortgage Servicing, Inc. (OMS), and directly or indirectly owns all of the outstanding stock of its other primary operating subsidiaries: Ocwen Loan Servicing, LLC (OLS), Ocwen Financial Solutions Private Limited, Homeward Residential, Inc. (Homeward), and Liberty Home Equity Solutions, Inc. (Liberty).
We are subject to licensing requirements in the jurisdictions in which we originate and/or service mortgage loans.
We purchase existing mortgage servicing rights (MSRs) from market participants and generate new MSRs through our origination activities. We perform primary and master servicer activities on behalf of investors and other servicers, including the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, the GSEs), the Government National Mortgage Association (Ginnie Mae) and private-label securitizations (non-Agency). As primary servicer, we may be required to make certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from borrowers. As master servicer, we collect mortgage payments from primary servicers and distribute the funds to investors in the mortgage-backed securities. To the extent the primary servicer does not advance the scheduled principal and interest, as master servicer we are responsible for advancing the shortfall subject to certain limitations.
We originate, purchase, sell and securitize conventional and government insured forward and reverse mortgages. The GSEs or Ginnie Mae guarantee these securitizations.
We are actively engaged in identifying and completing asset and other acquisitions in connection with our growth strategy. This could involve the acquisition of domestic and international servicing and/or origination platforms or related assets. In 2013, we completed MSR and servicing advance receivable acquisitions from, among others, OneWest Bank, FSB (OneWest MSR Transaction) and Ally Bank (Ally MSR Transaction), and servicing and origination platform acquisitions including Liberty through a stock purchase agreement (Liberty Acquisition) and certain assets and operations of Residential Capital, LLC (ResCap) pursuant to a plan under Chapter 11 of the Bankruptcy Code (ResCap Acquisition). Ally Bank is a wholly-owned subsidiary of Ally Financial Inc. (Ally), the indirect parent of ResCap. In 2012, we completed the merger by and among Ocwen, O&H Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Ocwen, Homeward Residential Holdings, Inc. a Delaware corporation (Holdings), and WL Ross & Co. LLC, a Delaware limited liability company, as shareholder representative, pursuant to which O&H Acquisition Corp. merged with and into Holdings with Holdings continuing as the surviving corporation and becoming a wholly-owned subsidiary of Ocwen (Homeward Acquisition). In 2011, we completed the acquisition of Litton Loan Servicing LP (Litton Acquisition), a subsidiary of The Goldman Sachs Group, Inc. (Goldman Sachs). We have significantly expanded our GSE servicing capabilities and portfolio through the Homeward, ResCap and Ally MSR acquisitions. We acquired forward and reverse conventional and government insured mortgage origination platforms as a result of the Homeward and Liberty acquisitions. See Note 3 — Business Acquisitions and Note 9 — Mortgage Servicing for additional information.
Consolidation and Basis of Presentation
Principles of Consolidation
Our financial statements include the accounts of Ocwen, its majority-owned subsidiaries and any variable interest entity (VIE) for which we have determined that we are the primary beneficiary. We apply the equity method of accounting to investments when the entity is not a VIE, and we are able to exercise significant influence, but not control, over the policies and procedures of the entity but own 50% or less of the voting securities.
We have eliminated all significant intercompany accounts and transactions in consolidation.

Foreign Currency Translation
Where the functional currency is not the U.S. dollar, we translate the assets and liabilities of foreign subsidiaries into U.S. dollars at the current rate of exchange existing at the balance sheet date, while revenues and expenses are translated at average exchange rates during the reported period. Non-current assets and equity are translated to U.S. dollars at historical exchange rates. We report the resulting translation adjustments as a component of Accumulated other comprehensive loss in Stockholders’ equity in our Consolidated Balance Sheets. Where the functional currency of a foreign subsidiary is the U.S. dollar, re-measurement adjustments of foreign-denominated amounts to U.S. dollars are included in Other, net in our Consolidated Statements of Operations.
Reclassifications
We made the following reclassifications within the Total assets and Total liabilities sections of the Consolidated Balance Sheets at December 31, 2012:

•
Combined Loans held for sale, at fair value of $426.5 million (previously reported as a separate line item) and Loans held for sale, at the lower of cost or fair value of $82.9 million (previously included in Other assets) in a new line item, Loans held for sale;

•
Combined Mortgage servicing rights, at amortized cost of $676.7 million (previously reported as a separate line item) and Mortgage servicing rights, at fair value of $85.2 million (previously reported as a separate line item) in a new line item, Mortgage servicing rights; and

•	Reclassified Financing liabilities of $306.3 million from Lines of credit and other secured borrowings to a new line item.
Within the Revenue section of the Consolidated Statement of Operations for 2012 and 2011, we reclassified Process management fees of $37.1 million and $34.2 million, respectively, to Other revenues. In addition, certain other insignificant amounts in the Consolidated Statements of Operations and Cash Flows for prior years have been reclassified to conform to the current year presentation. These reclassifications had no impact on our consolidated financial position, cash flows or results of operations.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the related disclosures in the accompanying notes. Such estimates and assumptions include, but are not limited to, those that relate to fair value measurements, the provision for potential losses that may arise from litigation proceedings, representation and warranty and other indemnification obligations and the valuation of goodwill. In developing estimates and assumptions, management uses all available information; however, actual results could materially differ because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes.
Significant Accounting Policies
Cash
Cash includes both interest-bearing and non-interest-bearing demand deposits with financial institutions that have original maturities of 90 days or less.
Mortgage Servicing Rights
MSRs are an intangible asset representing our right to service portfolios of mortgage loans. We primarily obtain MSRs through asset purchases or business combination transactions. We also retain MSRs on originated loans when they are sold in the secondary market. For servicing retained in connection with the securitization of reverse mortgage loans accounted for as secured financings, we do not recognize an MSR.
An agreement between the various parties to a mortgage securitization transaction typically specifies the rights and obligations of the holder of the MSRs which include guidelines and procedures for servicing the loans. Two examples of these guidelines and procedures include remittance and reporting requirements. The unpaid principal balance (UPB) of the loan portfolios that we service for others is not included on our balance sheet.
Custodial accounts, which hold funds representing collections of principal and interest that we receive from borrowers (float balances), are held in escrow by an unaffiliated bank and excluded from our balance sheet.
All newly acquired or retained MSRs are initially measured at fair value. We recognize a servicing liability for those portfolio contracts that are not expected to compensate us adequately for performing the servicing. For this purpose, we define contracts as conventional (Fannie Mae and Freddie Mac, collectively Agency), government insured (FHA and VA) or non-

Agency based on their general comparability with regard to servicing guidelines, underwriting standards and borrower risk characteristics. Servicing assets are not recognized for subservicing arrangements entered into with the entity that owns the MSRs. Subsequent to acquisition, we account for servicing assets and servicing liabilities using the amortization method or the fair value measurement method. The fair value election is irrevocable and can be made at the beginning of any fiscal year. Once the fair value election is made for a particular class of MSRs, that election applies to all subsequently acquired or originated servicing assets and liabilities with characteristics consistent with the class. For the year ended December 31, 2013, we defined our classes based on our strategy for managing the risks of the underlying portfolios. For certain of the servicing assets, we previously managed the effects of interest rate risk with derivative financial instruments. We elected to account for this class of servicing assets using the fair value measurement method.
For servicing assets or liabilities that we account for using the amortization method, we amortize the balances in proportion to, and over the period of, estimated net servicing income (if servicing revenues exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). We assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. We determine estimated net servicing income using the estimated future balance of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and scheduled loan amortization. We adjust MSR amortization prospectively in response to changes in estimated projections of future cash flows. We perform an impairment analysis based on the difference between the carrying amount and estimated fair value after grouping the underlying portfolios into the applicable strata. We recognize any impairment through a valuation allowance. We adjust the valuation allowance to reflect subsequent changes in the measurement of impairment. However, we do not recognize fair value in excess of the carrying amount of servicing assets for that stratum.
For servicing assets or liabilities that we account for at fair value on a recurring basis, we measure the balances at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.
We earn fees for servicing mortgage loans. We collect servicing fees, generally expressed as a percent of UPB, from the borrowers’ payments. We also include late fees, prepayment penalties, float earnings and other ancillary fees in servicing revenue. We recognize servicing fees as revenue when the fees are earned which is generally when the borrowers’ payments are collected or when loans are modified or liquidated through the sale of the underlying real estate collateral or otherwise.
Advances and Match Funded Advances
During any period in which a borrower does not make payments, most of our servicing agreements require that we advance our own funds to meet contractual principal and interest remittance requirements for the investors, to pay property taxes and insurance premiums and to process foreclosures. We also advance funds to maintain, repair and market foreclosed real estate properties on behalf of investors. These advances are made pursuant to the terms of each servicing contract. Each servicing contract is associated with specific loans, identified as a pool.
When we make an advance on a loan under each servicing contract, we are entitled to recover that advance either from the borrower, for reinstated and performing loans, or from investors, for liquidated loans. Most of our servicing contracts provide that the advances made under the respective agreement have priority over all other cash payments from the proceeds of the loan, and in the majority of cases, the proceeds of the pool of loans that are the subject of that servicing contract. As a result, we are entitled to repayment from loan proceeds before any interest or principal is paid on the bonds, and in the majority of cases, advances in excess of loan proceeds may be recovered from pool level proceeds.
We record a charge to earnings to the extent that we believe advances are uncollectible under the provisions of each servicing contract taking into consideration historical loss and delinquency experience, length of delinquency and the amount of the advance. However, we are generally only obligated to advance funds to the extent that we believe the advances are recoverable from expected proceeds from the loan. We assess collectibility using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, time to a foreclosure sale, estimated costs of foreclosure action, future property tax payments and the value of the underlying property net of carrying costs, commissions and closing costs.
Loans Held for Sale
Loans held for sale include forward and reverse residential mortgage loans that we originate or purchase and do not intend to hold until maturity. We report loans held for sale at either fair value or the lower of cost or fair value computed on an aggregate basis. Loan origination fees, as well as premium and discount, points and incremental direct origination costs, are initially recorded as an adjustment of the cost basis of the loan and are deferred until the loan is sold. For loans that we elected to measure at fair value on a recurring basis, we report changes in fair value in Gain on loans held for sale, net in the Consolidated Statements of Operations in the period in which the changes occur. These loans are expected to be sold into the secondary market to the GSEs or into Ginnie Mae guaranteed securitizations.

For all other loans held for sale which we report at the lower of cost or fair value, we account for the excess of cost over fair value as a valuation allowance and include changes in the valuation allowance in Other, net, in the Consolidated Statements of Operations in the period in which the change occurs.
We accrue interest income as earned. We place loans on non-accrual status after any portion of principal or interest has been delinquent for more than 89 days, or earlier if management determines the borrower is unable to continue performance. When we place a loan on non-accrual status, we reverse the interest that we have accrued but not yet received. We return loans to accrual status only when we reinstate the loan and there is no significant uncertainty as to collectibility.
Transfers of Financial Assets
We securitize, sell and service forward and reverse residential mortgage loans. Securitization transactions typically involve the use of VIEs and are accounted for either as sales or as secured financings. We typically retain economic interests in the securitized assets in the form of servicing rights and obligations. In order to efficiently finance our assets and operations and create liquidity, we may sell servicing advances, MSRs or the right to receive servicing fees, excluding ancillary income, relating to certain of our MSRs (Rights to MSRs).
In order to determine whether or not a VIE is required to be consolidated, we consider our ongoing involvement with the VIE. In circumstances where we have both the power to direct the activities that most significantly impact the performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be significant, we would conclude that we would consolidate the entity, which precludes us from recording an accounting sale in connection with the transfer of the financial assets. In the case of a consolidated VIE, we continue to report the underlying residential mortgage loans or servicing advances, and we record the securitized debt on our consolidated balance sheet.
In the case of transfers where either one or both of the power or economic criteria above are not met, we evaluate whether we achieve a sale for accounting purposes. In order to achieve a sale, the transferred assets must be legally isolated, not be constrained by restrictions from further transfer and be deemed to be beyond our control. If the transfer does not meet any of these three criteria, the accounting is consistent with a secured financing as described in the preceding paragraph. Subsequent to the determination that a transaction does not meet the accounting sale criteria, we may determine that we meet the criteria. In the event we subsequently meet the sale accounting criteria, we derecognize the transferred assets and related liabilities.
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
Goodwill
Goodwill represents the cost of acquired businesses in excess of the fair value of the net assets acquired, including any identifiable intangible assets. We test goodwill for impairment annually or sooner if an event occurs or circumstances change that would more likely than not (defined as having a likelihood of more than 50 percent) reduce the fair value of a reporting unit below its net carrying value. We perform our annual impairment test of goodwill as of August 31st of each year. Goodwill is reviewed for impairment utilizing a two-step process. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If no impairment is implied based upon the qualitative assessment, no further testing is required. Factors that we consider in the qualitative assessment include general economic conditions, conditions of the industry and market in which we operate, regulatory developments, cost factors and our overall financial performance.
If we were to perform the two-step quantitative assessment, we would first compare the fair value of the reporting unit with its net carrying value, including goodwill. If the net carrying value of the reporting unit exceeds its fair value, we would then perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second, step we would allocate the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill (implied fair value of goodwill). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we would recognize an impairment loss in an amount equal to that excess up to the carrying value of goodwill.
In performing the quantitative two-step impairment analysis for goodwill, we would use an approach based on the fair value of the assets and liabilities. We would perform this analysis using projections of future income discounted at a market rate. The determination of market discount rates is subjective and could vary based on the nature of the underlying business, stage of development and revenue to date. The projections of future cash flows and assumptions concerning future operating performance and economic conditions may differ from actual results.

Premises and Equipment
We report premises and equipment at cost and, except for land, depreciate them over their estimated useful lives on the straight-line method as follows:

Computer hardware and software	2 – 3 years
Buildings	40 years
Leasehold improvements	Term of the lease not to exceed useful life
Furniture and fixtures	5 years
Office equipment	5 years
Representation, Warranty and Indemnification Obligations
We recognize the fair value of representation and warranty obligations in connection with originations upon the sale or securitization of the loan or upon the completion of an acquisition to the extent that we assume these obligations. Obligations recognized in connection with our loan sales and securitization activities are classified in Other liabilities on our Consolidated Balance Sheet and recognized in Gain on loans held for sale, net on our Consolidated Statements of Operations. The fair value of liabilities assumed as part of an MSR or servicing business acquisition are recognized on the closing date and are classified in Other liabilities on our Consolidated Balance Sheet. Thereafter, the estimation of the liability considers probable future obligations based on industry data for loans of similar type segregated by year of origination and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment. We recognize subsequent changes in the liability when additional relevant information becomes available.
Litigation
We monitor our legal matters, including advice from external legal counsel, and periodically perform assessments of these matters for potential loss accrual and disclosure. We establish reserves for settlements, judgments on appeal and filed and/or threatened claims for which we believe that it is probable that a loss has been or will be incurred and the amount can be reasonably estimated. We recognize legal costs associated with loss contingencies as they are incurred.
Derivative Financial Instruments
We recognize all derivatives on our consolidated balance sheet at fair value. On the date that we enter into a derivative contract, we designate and document each derivative contract as one of the following at the time the contract is executed: (a) a hedge of a recognized asset or liability (fair value hedge); (b) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); (c) a hedge of a net investment in a foreign operation; or (d) a derivative instrument not designated as a hedging instrument. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, the documentation must include the risk management objective and strategy. We assess and document quarterly the extent to which a derivative has been and is expected to continue to be effective in offsetting the changes in the fair value or the cash flows of the hedged item. To assess effectiveness, we use statistical methods, such as regression analysis, as well as nonstatistical methods including dollar-offset analysis. For a fair value hedge, we record changes in the fair value of the derivative, to the extent that it is effective, and changes in the fair value of the hedged asset or liability attributable to the hedged risk in the same financial statement category as the hedged item on the face of the statement of operations. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in other comprehensive income. We subsequently reclassify these changes in estimated fair value to net income in the same period, or periods, that the hedged transaction affects earnings and in the same financial statement category as the hedged item. For derivative instruments not designated as a hedge for accounting purposes that were entered into as an economic hedge against changes in fair value of a recognized asset, we report changes in the fair value in the same financial statement category of the statement of operations as the changes in fair value of the related asset. For all other derivatives instrument not designated as a hedging instrument, we report changes in the fair values in Other income (expense), net.
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

Convertible Preferred Stock
We evaluate convertible preferred stock that we issue and determine if the preferred stock should be accounted for as equity or as debt. We also determine if the conversion feature of the preferred stock must be separated from the host contract. We evaluate the change of control provisions to determine if they could result in a redemption not solely under Ocwen’s control, in which case the preferred stock would be classified as “mezzanine” equity rather than permanent equity as part of Stockholders’ equity.
We also evaluate the conversion option of the preferred stock to determine if it represents a Beneficial Conversion Feature (BCF). If we determine that the conversion option is a BCF, we determine the intrinsic value of the BCF — the difference between the price of common stock on the issue date and the conversion price multiplied by the number of shares of common stock into which the Preferred Shares can be converted — and account for it as a discount on the preferred stock with an offsetting increase in additional paid in capital and we determine the period over which the discount is to be amortized.
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
Basic and Diluted Earnings per Share
We calculate basic earnings per share (EPS) based upon the weighted average number of shares of common stock outstanding during the year. We calculate diluted EPS based upon the weighted average number of shares of common stock outstanding and all dilutive potential common shares outstanding during the year. The computation of diluted EPS includes the estimated impact of the exercise of the outstanding options to purchase common stock using the treasury stock method. The computation of diluted EPS also includes the potential shares of converted common stock associated with our Series A Perpetual Convertible Preferred Stock (the Preferred Shares) and our previously outstanding 3.25% Contingent Convertible Senior Unsecured Notes (the 3.25% Convertible Notes) using the if-converted method.
Recently Adopted Accounting Standards
Balance Sheet – Disclosures about Offsetting Assets and Liabilities (ASU 2011-11 and ASU 2013-01)
As of January 1, 2013, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-11, which amends Accounting Standards Codification (ASC) 210, Balance Sheet. This ASU contains new disclosure requirements regarding the nature of an entity’s netting arrangements, including rights of offset, associated with its financial instruments and derivative instruments. In addition, we adopted ASU 2013-1, which clarified the scope of ASU 2011-11. The new disclosures will give financial statement users information about both gross and net exposures. ASU 2011-11 and ASU 2013-01 are required to be applied retrospectively. Since the guidance relates only to disclosure of information, the adoption did not have a material impact on our consolidated financial condition or results of operations.

Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02)
As of January 1, 2013, we adopted ASU 2013-02, which amends ASC 220, Comprehensive Income. The ASU contains new requirements related to the presentation and disclosure of items that are reclassified out of accumulated other comprehensive income. The new requirements provide financial statement users a more comprehensive view of items that are reclassified out of accumulated other comprehensive income. ASU 2013-02 is required to be applied prospectively. Since the guidance related only to presentation and disclosure of information, the adoption did not have a material impact on our consolidated financial condition or results of operations.
Derivatives and Hedging – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2013-10)
As of July 17, 2013, we adopted ASU 2013-10, which amends ASC 815, Derivatives and Hedging. The ASU established the Fed Funds Effective Swap Rate, or Overnight Index Swap Rate (OIS), as an additional U.S. benchmark interest rate for hedge accounting purposes. Prior to the ASU’s addition of the OIS as a benchmark rate, only interest rates on direct Treasury obligations and the London Interbank Offered Rate (LIBOR) swap rate were considered to be such benchmarks. The amendments of the update also remove the restriction on using different benchmark rates for similar hedges. The amendment is effective prospectively when entering into new or redesignating existing hedging relationships on or after July 17, 2013. Adoption did not have a material impact on our consolidated financial condition or results of operations.
Recently Issued Accounting Standards
Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04)
In February 2013, the FASB issued ASU 2013-04. This ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. It further requires that an entity disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 will be effective for us on January 1, 2014 with retrospective application required. The adoption did not have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Matters – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05)
In March 2013, the FASB issued ASU 2013-05. This ASU requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity release any related cumulative translation adjustment (CTA) into net income. The CTA should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For an equity method investment that is a foreign entity, a pro rata portion of the CTA should be released into net income upon a partial sale of such an investment. This ASU clarifies that the sale of an investment in a foreign entity includes both events that result in the loss of a controlling financial interest in a foreign entity, irrespective of any retained investment, and events that result in step acquisition under which an acquirer obtains control of an acquiree in which it held an equity interest immediately before the acquisition date. Under these circumstances, the CTA should be released into net income upon their occurrence. ASU 2013-05 will be effective for us prospectively on January 1, 2014. Adoption of this standard on January 1, 2014 did not have a material impact on our consolidated financial condition or results of operations.
Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists
In July 2013, the FASB issued ASU 2013-11. This ASU generally requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss or a tax credit carryforward. The guidance further includes an exception that if a NOL carryforward, a similar tax loss, or a tax credit carryforward is not available to settle any additional income taxes that would result from the disallowance of a tax position at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use them and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 will be effective for us on January 1, 2014. The amendment should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. Adoption of this guidance did not have a material impact on our consolidated financial condition or results of operations.

Note 2 — Securitizations and Variable Interest Entities
We securitize, sell and service forward and reverse residential mortgage loans and regularly transfer financial assets in connection with asset-backed financing arrangements. We have aggregated these securitizations and asset-backed financing arrangements into two groups: (1) securitizations of residential mortgage loans and (2) financings of advances on loans serviced for others.
We have determined that the SPEs created in connection with our match funded financing facilities are VIEs of which we are the primary beneficiary. We also determined that we were the primary beneficiary for certain residential mortgage loan securitization trusts which were subsequently derecognized on December 31, 2012, upon sale of our retained interests to a third party.
Securitizations of Residential Mortgage Loans
Currently, we securitize forward and reverse residential mortgage loans involving the GSEs and Ginnie Mae. We retain the right to service these loans and receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees on the Consolidated Statements of Operations. In prior years, we securitized residential mortgage loans through private label securitization trusts. We continued to be involved with the securitization trusts, typically by acting as the servicer or sub-servicer for the loans held by the trust and by retaining a beneficial ownership interest in the securitization trust. The beneficial interests that we held consisted of both subordinate and residual securities that were either retained at the time of the securitization or subsequently acquired. We also acquired residual and subordinated interests in trusts where we were not the transferor but were the servicer.
In December 2012, we sold the beneficial interests that we held in four securitization trusts that we had included in our consolidated financial statements and deconsolidated these securitization trusts. All assets and liabilities associated with the trusts were derecognized. We have no obligation to provide financial support to unconsolidated securitization trusts and have provided no such support. The beneficial owners of the trusts can look only to the assets of the securitization trusts for satisfaction of the debt issued by the securitization trusts and have no recourse against the assets of Ocwen. The general creditors of Ocwen have no claim on the assets of the trusts.
Transfers of Forward Loans
We sell or securitize forward loans that we originate or that we purchase from third parties, generally in the form of mortgage-backed securities guaranteed by the GSEs or Ginnie Mae. Securitization usually occurs within 30 days of loan closing or purchase. We retain servicing rights associated with the transferred loans and receive a servicing fee for services provided. We act only as a fiduciary and do not have a variable interest in the securitization trusts. As a result, we account for these transactions as sales upon transfer.
We report the gain or loss on the transfer of the loans held for sale in Gain on loans held for sale, net in the Consolidated Statements of Operations along with changes in fair value of the loans and the gain or loss on the related derivatives. See Note 19 — Derivative Financial Instruments and Hedging Activities for information on these derivative financial instruments. We include all changes in loans held for sale and related derivative balances in operating activities in the Consolidated Statements of Cash Flows.
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding during 2013:

Proceeds received from securitizations	$7,871,481
Servicing fees collected	20,333
Purchases of previously transferred assets, net of claims reimbursed	(358)
$7,891,456
In connection with these transfers, we recorded MSRs of $74.8 million during 2013. We initially record the MSRs at fair value and subsequently account for them at amortized cost. See Note 9 — Mortgage Servicing for information relating to MSRs.
Certain obligations arise from agreements associated with our transfers of loans. Under these agreements, we may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor or insurer for losses incurred due to material breach of contractual representations and warranties. See Note 16 — Other Liabilities for further information.

The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss including the UPB of the transferred loans at December 31:

	2013	2012
Carrying value of assets:
Mortgage servicing rights, at amortized cost	$44,615	$—
Mortgage servicing rights, at fair value	3,075	2,908
Advances and match funded advances	15,888	—
Unpaid principal balance of loans transferred (1)	5,641,277	238,010
Maximum exposure to loss	$5,704,855	$240,918

(1)	The UPB of the loans transferred is the maximum exposure to loss under our standard representations and warranties obligations.
At December 31, 2013, 2.6% of the transferred residential loans that we serviced were 60 days or more past due. During 2013, there were no charge-offs, net of recoveries, associated with these transferred loans.
Transfers of Reverse Mortgages
We are an approved issuer of Ginnie Mae Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae. We originate Home Equity Conversion Mortgages (HECMs, or reverse mortgages) that are insured by the FHA. We then pool the loans into HMBS that we sell into the secondary market with servicing rights retained. We have determined that loan transfers in the HMBS program do not meet the definition of a participating interest because of the servicing requirements in the product that require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk and incidental credit risk. As a result, the transfers of the HECMs do not qualify for sale accounting, and we, therefore, account for these transfers as financings. Under this accounting treatment, the HECMs are classified as Loans held for investment - reverse mortgages, at fair value, on our Consolidated Balance Sheets. We record the proceeds from the transfer of assets as secured borrowings (HMBS-related borrowings) in Financing liabilities and recognize no gain or loss on the transfer. Holders of participating interests in the HMBS have no recourse against the assets of Ocwen, except for standard representations and warranties and our contractual obligation to service the HECMs and the HMBS.
We have elected to measure the HECMS and HMBS-related borrowings at fair value. The changes in fair value of the HECMs and HMBS-related borrowings are included in Other revenues in our Consolidated Statements of Operations. Included in net fair value gains on the HECMs and related HMBS borrowings are the interest income that we expect to be collected on the HECMs and the interest expense that we expect to be paid on the HMBS-related borrowings. We report originations and collections of HECMs in investing activities in the Consolidated Statements of Cash Flows. We report net fair value gains on HECMs and the related HMBS borrowings as an adjustment to the net cash provided by or used in operating activities in the Consolidated Statements of Cash Flows. Proceeds from securitizations of HECMs and payments on HMBS-related borrowings are included in financing activities in the Consolidated Statements of Cash Flows.
At December 31, 2013, we had HMBS-related borrowings of $615.6 million and HECMs pledged as collateral to the pools of $618.0 million. See Note 5 — Fair Value for a reconciliation of the changes in fair value for the year ended December 31, 2013.
Financings of Advances on Loans Serviced for Others
Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We consolidate these SPEs either because the transfers do not qualify for sales accounting treatment or because Ocwen is the primary beneficiary of the SPE. These SPEs issue debt supported by collections on the transferred advances.
We make these transfers under the terms of our advance facility agreements. We classify the transferred advances on our Consolidated Balance Sheet as Match funded advances and the related liabilities as Match funded liabilities. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by these entities can look only to the assets of the SPE for satisfaction of the debt and have no recourse against Ocwen. However, Ocwen and OLS have guaranteed the payment of the obligations under the securitization documents of one of the entities. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period in December 2014. The entity to which this guarantee applies had $33.2 million of notes outstanding at December 31, 2013. Ocwen and OLS had previously guaranteed the payment of obligations under the securitization documents of one additional entity; however, in July 2013, the notes outstanding under this facility were repaid, and the facility was terminated. The assets and liabilities of the advance financing SPEs are comprised solely of Match funded advances, Debt service accounts, Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation.
See Note 8 — Match Funded Advances, Note 13 — Debt Service Accounts and Note 15 — Borrowings for additional information.

Note 3 — Business Acquisitions
We completed the Liberty, Correspondent One, ResCap, Homeward and Litton acquisitions as part of our ongoing strategy to expand our residential origination and servicing businesses. We accounted for these transactions using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business.
The purchase price allocations provided below for each business acquisition are based on an estimate of the fair value of the acquired loans, advances, MSRs and the assumed debt in a manner consistent with the methodology described in Note 5 — Fair Value. Premises and equipment were initially valued based on the “in-use” valuation premise, where the fair value of an asset is based on the highest and best use of the asset that would provide maximum value to market participants principally through its use with other assets as a group. Other assets and liabilities expected to have a short life were valued at the face value of the specific assets and liabilities purchased, including receivables, prepaid expenses, accounts payable and accrued expenses.
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
The acquisitions of Liberty and Homeward were treated as stock purchases for U.S. tax purposes. The ResCap and Litton acquisitions were treated as asset acquisitions for U.S. tax purposes. We expect the opening tax basis for the acquired assets and liabilities to be the fair values as shown in the purchase price allocation tables below. We expect MSRs and goodwill to be treated as intangible assets acquired in connection with the purchase of a trade or business and, as such, amortized over 15 years for tax purposes.

Purchase Price Allocation
The following table summarizes the fair values of assets acquired and liabilities assumed as part of the ResCap, Homeward and Litton acquisitions:

	ResCap				Homeward			Litton
Purchase Price Allocation	February 15, 2013	Adjust- ments	Revised		December 27, 2012	Adjust- ments	Final	Final
Cash	$—	$—	$—		$79,511	$—	$79,511	$23,791
Loans held for sale	—	—	—		558,721	—	558,721	—
MSRs(2)	393,891	(3,947)	389,944	(1)	358,119	2,225	360,344	144,314
Advances and match funded advances (2)	1,622,348	124,853	1,747,201	(1)	2,266,882	—	2,266,882	2,468,137
Deferred tax assets	—	—	—		47,346	4,757	52,103	—
Premises and equipment	22,398	(5,975)	16,423		16,803	(4,288)	12,515	3,386
Debt service accounts	—	—	—		69,287	—	69,287	—
Investment in unconsolidated entities	—	—	—		5,485	—	5,485	—
Receivables and other assets (3)	2,989	—	2,989		56,886	(34,606)	22,280	4,888
Match funded liabilities	—	—	—		(1,997,459)	—	(1,997,459)	—
Other borrowings	—	—	—		(864,969)	—	(864,969)	—
Other liabilities:								—
Liability for indemnification obligations	(49,500)	—	(49,500)		(32,498)	—	(32,498)	—
Liability for certain foreclosure matters (4)	—	—	—		—	(13,430)	(13,430)	—
Accrued bonuses	—	—	—		(35,201)	—	(35,201)	—
Checks held for escheat	—	—	—		(16,418)	(35)	(16,453)	(3,939)
Other	(24,840)	(284)	(25,124)		(47,614)	(616)	(48,230)	(27,516)
Total identifiable net assets	1,967,286	114,647	2,081,933		464,881	(45,993)	418,888	2,613,061
Goodwill	204,743	3,033	207,776	(1)	300,843	45,093	345,936	57,430
Total consideration	2,172,029	117,680	2,289,709		765,724	(900)	764,824	2,670,491
Debt repaid to seller at closing	—	—	—		—	—	—	(2,423,123)
Base purchase price, as adjusted	$2,172,029	$117,680	$2,289,709		$765,724	$(900)	$764,824	$247,368

(1)	Initial fair value estimate.

(2)
As of the acquisition date, the purchase of certain MSRs from ResCap was not complete pending the receipt of certain consents and court approvals. During the third and fourth quarters of 2013, we obtained the required consents and approvals for a portion of these MSRs and paid an additional purchase price of $120.4 million to acquire the MSRs and related advances. The purchase price allocation has been revised to include the resulting adjustments to MSRs, advances and goodwill. We completed additional settlements in January and February 2014.

(3)	The Homeward purchase price allocation has been revised to include a $34.6 million income tax liability, with an offsetting increase to goodwill.

(4)	See Note 16 — Other Liabilities for additional information.

Because the measurement period is still open for the ResCap Acquisition, we expect that certain fair value estimates will change once we receive all information necessary to make a final fair value assessment. As disclosed above, we completed additional settlements in January and February 2014 requiring revisions to the purchase price allocation to include the resulting adjustments to MSRs, advances and goodwill. Any measurement period adjustments that we identify and determine to be material will be applied retrospectively to the period of acquisition, and depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected. As of December 31, 2013, we have adjusted the initial purchase price and purchase price allocations related to the Homeward and ResCap Acquisitions as indicated in the table above. These measurement period adjustments were applied retrospectively to the period of acquisition. None of the adjustments had a material impact on earnings.
ResCap Acquisition
We completed the ResCap Acquisition on February 15, 2013. We acquired MSRs related to conventional, government insured and non-Agency residential forward mortgage loans with a UPB of $111.2 billion and master servicing agreements with a UPB of $44.9 billion. The ResCap Acquisition included advances and elements of the servicing platform related to the acquired MSRs, as well as certain diversified fee-based business operations that included recovery, title and closing services. We also assumed subservicing contracts with a UPB of $27.0 billion. Under the terms of the ResCap Acquisition, we are obligated to acquire certain servicing rights and subservicing agreements that were not settled as part of the initial closing on February 15, 2013 as a result of objections raised in connection with the sale. We purchase these MSRs and assume the subservicing contracts from ResCap when such consents and approvals are obtained. We completed subsequent settlements and purchased additional MSRs during the third and fourth quarters of 2013 as objections were resolved.
To finance the ResCap Acquisition, we deployed $840.0 million from the proceeds of a new $1.3 billion senior secured term loan (SSTL) facility and borrowed an additional $1.2 billion pursuant to two new servicing advance facilities and one existing facility. We settled the third and fourth quarter closings with cash. Ocwen assumed certain limited liabilities as part of the transaction, including certain employee liabilities and certain business payables outstanding at the closing date. Under the agreement with ResCap, Ocwen generally did not assume any contingent obligations, including pending or threatened litigation, financial obligations in connection with any settlements, orders or similar agreements entered into by ResCap or obligations in connection with any representations or warranties associated with loans previously sold by ResCap except for litigation that may arise in the ordinary course of servicing mortgage loans relating to servicing agreements assumed by Ocwen. Ocwen assumed all liabilities related to servicing loans that are guaranteed by Ginnie Mae, whether arising prior to or after the closing date.
On April 12, 2013, in connection with the sale to Altisource Portfolio Solutions, S.A. (Altisource) of the diversified fee-based business acquired in connection with the ResCap Acquisition, we received cash consideration from Altisource of $128.8 million. At the time of the closing, we derecognized goodwill of $128.8 million associated with the diversified fee-based business sold to Altisource. There were no other significant assets or liabilities associated with this business. See Note 26 — Related Party Transactions for a discussion of additional terms that were established related to the existing services agreements.
Post-Acquisition Results of Operations
The following table presents the revenue and earnings of the ResCap operations that are included in our unaudited Consolidated Statements of Operations from the acquisition date of February 15, 2013 through December 31, 2013:

Revenues	$684,935
Net income	$16,424
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

•	reporting acquisition-related charges for professional services as if they had been incurred in 2012 rather than 2013.

	2013	2012
	(Unaudited)	(Unaudited)
Revenues	$2,086,010	$1,263,692
Net income	$285,302	$87,262

Through December 31, 2013, we incurred approximately $3.2 million of fees for professional services related to the ResCap Acquisition that are included in Operating expenses.
Homeward Acquisition
We completed the Homeward Acquisition on December 27, 2012. We acquired the MSRs and subservicing for approximately 421,000 residential mortgage loans with a UPB of $77.0 billion. We also acquired Homeward’s loan origination platform and its diversified fee-based businesses, including property valuation, REO management, title, closing and advisory services. On March 29, 2013, Ocwen sold the Homeward diversified fee-based businesses to Altisource Solutions S.à r.l. and Altisource Portfolio Solutions, Inc., wholly-owned subsidiaries of Altisource, for an aggregate purchase price of $87.0 million in cash ($82.0 million, net of cash transferred and other adjustments). As part of this transaction, Ocwen sold its investment in two subsidiaries of Homeward, Beltline Road Insurance Agency, Inc. and Power Default Services, Inc. Ocwen also agreed to sell to Altisource certain designated assets used or usable in the business conducted by another Homeward subsidiary, Power Valuation Services, Inc., as well as certain designated intellectual property and information technology assets that are used or usable in the business conducted by the acquired subsidiaries or by Powerline Valuation Services, Inc. Altisource also assumed certain liabilities of the diversified fee-based business. The carrying value of the net assets sold, including allocated goodwill, approximated the sales price. The assets sold consisted of receivables and other assets of $9.4 million. The liabilities assumed by Altisource of $4.0 million consisted principally of deferred revenue. At the time of the sale, we derecognized goodwill of $81.6 million associated with the sold businesses. In connection with this transaction, Ocwen entered into amendments to certain of its services and intellectual property agreements with Altisource. See Note 26 — Related Party Transactions for a discussion of these amendments.
As consideration for the Homeward Acquisition, Ocwen paid an initial aggregate purchase price of $765.7 million. Of this amount, $603.7 million was paid in cash and $162.0 million was paid in Preferred Shares. $75.0 million of the consideration has been placed into escrow for a period of 21 months following the closing date to fund any loss sharing payments and certain other indemnification payments that may become owed to Ocwen as well as to fund certain expenses. See Note 17 — Mezzanine Equity for information related to the preferred stock.
Payment of the cash consideration was financed, in part, by a $100.0 million incremental term loan from Barclays Bank PLC pursuant to the existing SSTL facility that we entered into on September 1, 2011 and $75.0 million from Altisource, pursuant to a senior unsecured loan agreement. See Note 15 — Borrowings for additional information regarding the terms of these agreements.
Following the acquisition, we terminated the senior credit facility and revolving line of credit that we assumed from Homeward and repaid the outstanding balances which totaled $350.0 million.
Post-Acquisition Results of Operations
The following table presents the revenue and earnings of the Homeward that is included in our Consolidated Statements of Operations from the acquisition date of December 27, 2012 through December 31, 2012:

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

•	reporting acquisition-related charges for professional services related to the acquisition as if they had been incurred in 2011 rather than 2012.

	2012	2011
	(Unaudited)	(Unaudited)
Revenues	$1,362,927	$1,085,914
Net income	$254,051	$163,647
Through December 31, 2012, we incurred approximately $1.0 million of fees for professional services related to the Homeward Acquisition that are included in Operating expenses.
Litton Acquisition
Ocwen completed the Litton Acquisition on September 1, 2011. The Litton Acquisition included a servicing portfolio of approximately 245,000 primarily non-Agency residential mortgage loans with approximately $38.6 billion in UPB and the servicing platform based in Houston, Texas and McDonough, Georgia.
The base purchase price for the Litton Acquisition was $247.4 million, which was paid in cash by Ocwen. In addition and as part of the closing, Ocwen repaid Litton’s $2.4 billion outstanding debt on an existing servicing advance financing facility and entered into a new advance financing facility under which it borrowed $2.1 billion. On September 1, 2011, Ocwen and certain of its subsidiaries also entered into a $575.0 million SSTL facility agreement to fund the base purchase price and the difference between the proceeds from the new advance financing facility and the amount repaid on Litton’s existing facility.
The purchase agreement provided that the severance plans of Litton and Goldman Sachs remained in effect for 1 year. We recognized severance expense of $10.1 million during 2011 as steps taken to reorganize and streamline the operations of Litton obligated Ocwen to pay severance under those plans. Severance expense is included in Compensation and benefits in our Consolidated Statements of Operations.
In connection with the establishment of the match funded advance facility, Ocwen funded a reserve in the initial amount of $42.5 million which was held by the facility indenture trustee for the benefit of the note holders. Ocwen also paid an $11.5 million arrangement fee in connection with the SSTL agreement. This fee along with the discount and certain other professional fees incurred in connection with the establishment of the facility were to be amortized over the 5-year life of the loan.
In connection with the Litton Acquisition, Ocwen, Goldman Sachs, Litton and the New York Department of Financial Services (NY DFS) entered into an agreement on servicing practices (Agreement on Servicing Practices) that sets forth certain loan servicing practices and operational requirements. No fines, penalties or other payments were assessed against Ocwen or Litton under the terms of the Agreement on Servicing Practices. For additional detail on the Agreement on Servicing Practices, see Note 28 - Commitments and Contingencies below.
Post-Acquisition Results of Operations
The following table presents the revenue and earnings of the Litton operations that are included in our Consolidated Statements of Operations from the acquisition date of September 1, 2011 through December 31, 2011:

Revenues	$62,750
Net loss (1)	$(20,910)

(1)
Net loss includes non-recurring transaction related expenses of $49.6 million, including (i) $33.1 million of severance and other compensation related to Litton employees, (ii) $6.8 million of amortization of the acquired MSRs, (iii) $2.0 million of depreciation resulting from the write-down of certain of the acquired furniture and fixtures that are no longer in use and (iv) $0.4 million of fees for professional services related to the acquisition. Net loss does not include an allocation of costs related to the servicing of the Litton loans on Ocwen’s platform.

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

•	reporting acquisition-related charges, including severance paid to Litton employees and fees for professional services related to the acquisition as if they had been incurred in 2010 rather than 2011.

2011
(Unaudited)
Revenues	$642,033
Net income (loss)	$52,407
Through December 31, 2011, we incurred approximately $1.2 million of fees for professional services related to the Litton Acquisition that are included in Operating expenses.
Other Acquisitions
Correspondent One
On March 31, 2013, we increased our ownership in Correspondent One, an entity formed with Altisource in March 2011, from 49% to 100%. We acquired the shares of Correspondent One held by Altisource (49% interest) for $12.6 million and acquired the remaining shares held by an unrelated entity for $0.9 million. We accounted for this transaction as an acquisition and recognized the assets acquired and liabilities assumed at their fair values as of the acquisition date. The acquired net assets were $26.3 million and consisted primarily of cash ($23.0 million) and residential mortgage loans ($1.1 million). We remeasured our previously held investment, which we accounted for using the equity method, at fair value and recognized a loss of $0.4 million. We did not recognize goodwill in connection with this acquisition. Correspondent One facilitates the purchase of conventional and government insured residential mortgages from approved mortgage originators and resells the mortgages to secondary market investors. Correspondent One is not material to our financial condition, results of operations or cash flows.
Liberty
On April 1, 2013, we completed the Liberty Acquisition for $22.0 million in cash. In addition, and as part of the closing, Ocwen repaid Liberty’s $9.1 million existing outstanding debt to the sellers. We acquired approximately 420 reverse mortgage loans with a UPB of $55.2 million. We also acquired Liberty’s reverse mortgage origination platform. The acquired net assets were $31.1 million and consisted primarily of residential reverse mortgage loans ($60.0 million), receivables ($11.2 million), loans held for investment ($10.3 million) and cash ($4.6 million) less amounts due under warehouse facilities ($46.3 million) and HMBS-related borrowings ($10.2 million). We recognized $3.0 million of goodwill in connection with this acquisition. Liberty is engaged in the origination, purchase, sale and securitization of reverse mortgage loans, both retail and wholesale. The acquisition of Liberty did not have a material impact on our financial condition, results of operations or cash flows.
Facility Closure Costs
In connection with the business acquisitions completed in recent years, we incurred employee termination benefits primarily consisting of severance, Worker Adjustment and Retraining Notification Act compensation and lease termination costs for the closure of leased facilities. The following table provides a reconciliation of the beginning and ending liability balances for these termination costs:

	Employee termination benefits	Lease termination costs	Total
Liability balance as at December 31, 2010	$1,332	$7,794	$9,126
Additions charged to operations (1)	33,127	—	33,127
Amortization of discount	—	99	99
Payments	(29,296)	(2,606)	(31,902)
Liability balance as at December 31, 2011	5,163	5,287	10,450
Additions charged to operations (1)	2,869	5,030	7,899
Amortization of discount	—	176	176
Payments	(8,032)	(5,602)	(13,634)
Liability balance as at December 31, 2012	—	4,891	4,891
Additions charged to operations (1)	20,683	—	20,683
Amortization of discount	—	347	347
Payments	(15,867)	(2,784)	(18,651)
Liability balance as at December 31, 2013 (2)	$4,816	$2,454	$7,270

(1)
Additions charged to operations during 2011 and 2012 were recorded in the Servicing segment. In 2013, $15.9 million of the charges were recorded in the Servicing segment, $0.7 million was recorded in the Lending segment and the remaining $4.1 million was recorded in Corporate Items and Other. Charges related to employee termination benefits and lease termination costs are reported in Compensation and benefits expense and Occupancy and equipment expense, respectively, in the Consolidated Statements of Operations. The liabilities are included in Other liabilities in the Consolidated Balance Sheets.

(2)	We expect the remaining liability for employee termination benefits at December 31, 2013 to be settled in 2014.

Note 4 — Sales of Advances and MSRs
In order to efficiently finance our assets and operations and to create liquidity, we periodically sell MSRs, Rights to MSRs and servicing advances to market participants, including Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiary, HLSS Holdings, LLC (collectively HLSS). We typically retain the right to subservice loans when we sell MSRs and Rights to MSRs. To the extent applicable, HLSS may also acquire advance SPEs and the related match funded liabilities (together with the purchase of Rights to MSRs and servicing advances, the HLSS Transactions). During the years ended December 31, 2013 and 2012, we completed HLSS Transactions relating to the Rights to MSRs for $119.7 billion and $82.7 billion of UPB, respectively.
As part of the HLSS Transactions, we retain legal ownership of the MSRs and continue to service the related mortgage loans. We are obligated to transfer legal ownership of the MSRs to HLSS upon obtaining all required third party consents. At that time, we would subservice the loans pursuant to a subservicing agreement, as amended, with HLSS. See Note 26 — Related Party Transactions for additional information regarding this agreement.
During 2013, we also sold MSRs to unaffiliated third parties in transactions accounted for as sales with subservicing retained. See Note 9 — Mortgage Servicing for additional information.
The following table provides a summary of the assets and liabilities sold in connection with the HLSS Transactions during the years ended December 31:

	2013	2012
Sale of MSRs accounted for as a financing	$417,167	316,607

Sale of advances and match funded advances	3,839,954	2,827,227

Sale of advance SPEs:
Match funded advances	—	413,374
Debt service account	—	14,786
Prepaid lender fees and debt issuance costs	—	5,422
Other prepaid expenses	—	1,928
Match funded liabilities	—	(358,335)
Accrued interest payable and other accrued expenses	—	(841)
Net assets of advance SPEs	—	76,334
Sales price, as adjusted	4,257,121	3,220,168
Amount due to (from) HLSS for post-closing adjustments at December 31	—	(1,410)
Cash received on current year sales	4,257,121	3,218,758
Amount received from HLSS as settlement of post-closing adjustments outstanding at the end of the previous year	1,410	—
Total cash received	$4,258,531	3,218,758
Because we retain legal title to the MSRs, the sales of Rights to MSRs are accounted for as financings. To the extent that we obtain all the third party consents, we will derecognize the related MSRs. Upon derecognition, any resulting gain or loss will be deferred and amortized over the expected life of the related subservicing agreement. Until derecognition, we continue to recognize the full amount of servicing revenue and amortization of the MSRs.
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
We have determined that the HLSS Transactions do not constitute the disposal of a business. Therefore, there is no need to consider goodwill in determining the gain on the sale. Because the HLSS Transactions resulted in the sale of a portion of the assets within the Residential Servicing reporting unit, which is an indicator that goodwill for the reporting unit should be tested for impairment, we updated our qualitative assessment of whether it was more likely than not that the fair value of the Residential Servicing reporting unit was less than its carrying amount. Our updated assessment indicated that goodwill was not impaired.

Note 5 — Fair Value
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

The carrying amounts and the estimated fair values of our financial instruments and our nonfinancial assets measured at fair value are as follows at December 31:

		2013		2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$503,753	$503,753	$426,480	$426,480
Loans held for sale, at lower of cost or fair value (b)	3	62,907	62,907	82,866	82,866
Total Loans held for sale		$566,660	$566,660	$509,346	$509,346
Loans held for investment - Reverse mortgages, at fair value (a)	3	$618,018	$618,018	$—	$—
Advances and match funded advances (c)	3	3,444,571	3,444,571	3,233,707	3,233,707
Receivables, net (c)	3	152,516	152,516	132,853	132,853

Financial liabilities:
Match funded liabilities (c)	3	$2,364,814	$2,364,814	$2,532,745	$2,533,278
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$615,576	$615,576	$—	$—
Other (c)	3	668,653	668,653	306,308	306,308
Total Financing liabilities		$1,284,229	$1,284,229	$306,308	$306,308
Other secured borrowings:
Senior secured term loan (c)	3	$1,284,901	$1,270,108	$305,997	$310,822
Other (c)	3	492,768	492,768	484,374	484,374
Total Other secured borrowings		$1,777,669	$1,762,876	$790,371	$795,196

Derivative financial instruments (a):
IRLCs	2	$8,433	$8,433	$5,781	$5,781
Interest rate swaps	3	—	—	(10,836)	(10,836)
Forward MBS trades	1	6,905	6,905	(1,719)	(1,719)
U.S. Treasury futures	1	—	—	(1,258)	(1,258)
Interest rate caps	3	442	442	168	168

MSRs:
MSRs, at fair value (a)	3	$116,029	$116,029	$85,213	$85,213
MSRs, at amortized cost (c)	3	1,953,352	2,441,719	678,937	743,830
Total MSRs		$2,069,381	$2,557,748	$764,150	$829,043

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Derivative Financial Instruments, net	MSRs	Total
January 1, 2013	$—	$—	$(10,668)	$85,213	$74,545
Purchases, issuances, sales and settlements:
Purchases	10,251	(10,179)	498	—	570
Issuances	609,555	(604,991)	—	—	4,564
Sales	—	—	24,156	—	24,156
Settlements	(5,886)	5,440	(1,241)	—	(1,687)
	613,920	(609,730)	23,413	—	27,603
Total realized and unrealized gains and (losses): (1)
Included in earnings	4,098	(5,846)	60	30,816	29,128
Included in Other comprehensive income (loss)	—	—	(12,363)	—	(12,363)
	4,098	(5,846)	(12,303)	30,816	16,765
Transfers in and / or out of Level 3	—	—	—	—	—
December 31, 2013	$618,018	$(615,576)	$442	$116,029	$118,913

	Derivative Financial Instruments, net	MSRs	Total
January 1, 2012	$(16,676)	$—	$(16,676)
Purchases, issuances, sales and settlements:
Purchases	4,946	85,183	90,129
Issuances	—	—	—
Sales	(405)	—	(405)
Settlements	2,451	—	2,451
	6,992	85,183	92,175
Total realized and unrealized gains and (losses) (1):
Included in earnings	7,331	30	7,361
Included in Other comprehensive income (loss)	(8,315)	—	(8,315)
	(984)	30	(954)
Transfers in and / or out of Level 3	—	—	—
December 31, 2012	$(10,668)	$85,213	$74,545

Derivative Financial Instruments, net
January 1, 2011	$(15,351)
Purchases, issuances, sales and settlements:
Purchases	3,688
Settlements	85
3,773
Total realized and unrealized gains and (losses):
Included in earnings	(5,881)
Included in Other comprehensive income (loss)	783
(5,098)
Transfers in and / or out of Level 3	—
December 31, 2011	$(16,676)

(1)	Total losses attributable to derivative financial instruments still held at December 31, 2012 and 2011 were $1.2 million and $5.1 million, respectively.
The methodologies that we use and key assumptions that we make to estimate the fair value of instruments and other assets and liabilities measured at fair value on a recurring or non-recurring basis are described below:
Loans Held for Sale
We originate and purchase residential forward and reverse mortgage loans that we intend to sell to the GSEs. We also own residential mortgage loans that are not eligible to be sold to the GSEs due to delinquency or other factors. Residential forward and reverse mortgage loans that we intend to sell to the GSEs are carried at fair value as a result of a fair value election. Such loans are subject to changes in fair value due to fluctuations in interest rates from the closing date through the date of the sale of the loan into the secondary market. These loans are classified within Level 2 of the valuation hierarchy because the primary component of the price is obtained from observable values of mortgage forwards for loans of similar terms and characteristics. We have the ability to access this market, and it is the market into which conventional and government insured mortgage loans are typically sold.
We repurchase certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications and loan resolution activity as part of our servicing obligations. These are classified as loans held for sale at the lower of cost or fair value, in the case of modified loans, as we expect to redeliver (sell) the loans to new Ginnie Mae guaranteed securitizations.  The fair value of these loans is estimated using published forward Ginnie Mae prices. Loans repurchased in connection with loan resolution activities are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables. Because these loans are insured or guaranteed by the FHA or VA, the fair value of these loans represents the net recovery value taking into consideration the insured or guaranteed claim
For all other loans held for sale which we report at the lower of cost or fair value, market illiquidity has reduced the availability of observable pricing data. When we enter into an agreement to sell a loan or pool of loans to an investor at a set price, we value the loan or loans at the commitment price. We base the fair value of uncommitted loans on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows.
Loans Held for Investment – Reverse Mortgages
We have elected to measure these loans at fair value. For transferred reverse mortgage loans that do not qualify as sales for accounting purposes, we base the fair value on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows. Significant assumptions include expected prepayment and delinquency rates and cumulative loss curves. The discount rate assumption for these assets is primarily based on an assessment of current market yields on newly originated reverse mortgage loans, expected duration of the asset and current market interest rates.
The more significant assumptions used in the December 31, 2013 valuation include:

•	Life in years ranging from 2.76 to 23.25 (weighted average of 7.10);

•	Conditional repayment rate ranging from 4.83% to 38.40% (weighted average of 9.65%); and

•	Discount rate of 1.72%.
Significant increases or decreases in any of these assumptions in isolation could result in a significantly higher or lower fair value.

Mortgage Servicing Rights
Amortized Cost MSRs
We estimate the fair value of MSRs carried at amortized cost using a combination of internal models and data provided by third-party valuation experts. The most significant assumptions used in our internal valuation are the speed at which mortgages prepay and delinquency experience. Other assumptions typically used in the internal valuation are:

•	Cost of servicing	•	Interest rate used for computing float earnings
•	Discount rate	•	Compensating interest expense
•	Interest rate used for computing the cost of financing servicing advances	•	Collection rate of other ancillary fees
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
The more significant assumptions used in the December 31, 2013 valuation of our MSRs carried at amortized cost include:

•	Prepayment speeds ranging from 6.41% to 17.50% (weighted average of 13.90%) depending on loan type;

•	Delinquency rates ranging from 6.18% to 30.82% (weighted average of 17.32%) depending on loan type;

•	Interest rate of 1-month LIBOR plus a range of 0.00% to 3.75% for computing the cost of financing servicing advances;

•	Interest rate of 1-month LIBOR for computing float earnings; and

•	Discount rates ranging from 9.98%% to 16.73% (weighted average of 11.64%)
We perform an impairment analysis based on the difference between the carrying amount and fair value after grouping the underlying loans into the applicable strata. In response to the significant change in the composition of our MSR portfolio as a result of recent acquisitions, our stratum are defined as conventional (i.e. conforming to the underwriting standards of Fannie Mae or Freddie Mac), government insured (loans insured by FHA or VA), non-Agency (i.e. all private label primary and master serviced loans except non-Agency prime) and non-Agency prime (loans generally conforming to the underwriting standards of Fannie Mae and Freddie Mac that exceeded GSE loan limits, commonly referred to as jumbo mortgage loans).
Fair Value MSRs
MSRs carried at fair value are classified within Level 3 of the valuation hierarchy due to the use of third party valuation expert pricing without adjustment. The fair value of these MSRs is within the range of prices provided by the valuation experts; however, a change in the valuation inputs utilized by the valuation expert or a change in the best point price in the range might result in a significantly higher or lower fair value measurement.
The key assumptions (generally unobservable inputs) used in the valuation of these MSRs include:

•	Mortgage prepayment speeds;

•	Delinquency rates; and

•	Discount rates.

The primary assumptions used in the December 31, 2013 valuation include a 7.75% weighted average constant prepayment rate and a discount rate equal to 1-Month LIBOR plus 9.00%.
Advances
We value advances that we make on loans that we service for others at their net realizable value, which generally approximates fair value, because advances have no stated maturity, generally are realized within a relatively short period of time and do not bear interest.
Receivables
The carrying value of receivables generally approximates fair value because of the relatively short period of time between their origination and realization.
Borrowings
Match Funded Liabilities
For match funded liabilities that bear interest at a rate that is adjusted regularly based on a market index, the carrying value approximates fair value. For match funded liabilities that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. We estimate principal repayments of match funded liabilities during the amortization period based on our historical advance collection rates and taking into consideration any plans to refinance the notes. At December 31, 2013, the interest on all borrowings under match funded facilities was based on a variable rate adjusted regularly using a market index, and therefore, the carrying value approximates fair value.
HMBS-Related Borrowings
We have elected to measure these borrowings at fair value. We recognize the proceeds from the transfer of reverse mortgages as a secured borrowing that we account for at fair value. These borrowings are not actively traded and therefore quoted market prices are not available. We determine fair value by discounting the future principal and interest repayments over the estimated life of the borrowing at a market rate commensurate with the risk of the estimated cash flows. Significant assumptions include prepayments, discount rate and borrower mortality rates for reverse mortgages. The discount rate assumption for these liabilities is based on an assessment of current market yields for newly issued HMBS, expected duration and current market interest rates.
The more significant assumptions used in the December 31, 2013 valuation include:

•	Life in years ranging from 2.74 to 22.55 (weighted average of 6.42);

•	Conditional repayment rate ranging from 4.83% to 37.97% (weighted average of 9.65%); and

•	Discount rate of 1.17%.
Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.
Financing Liability - MSRs Pledged
The carrying value of the Financing Liability - MSRs Pledged approximates fair value. We initially establish the value of the Financing Liability - MSRs Pledged based on the price at which the Rights to MSRs are sold to HLSS. Thereafter, the carrying value of the Financing Liability - MSRs pledged is adjusted from time to time to reflect changes in the net present value of the estimated future cash flows of the underlying MSRs. Since these cash flows are ceded to HLSS as part of the HLSS transactions, the future cash flows of the underlying MSRs also represent the future payments to HLSS of principal and interest on the Financing Liability - MSRs Pledged. As a result, the net present value of the future cash flows related to the underlying MSRs also represent the net present value of the principal and interest payments to be made on the Financing Liability - MSRs Pledged. The net present value of these future cash flows represents the fair value of the Financing Liability - MSRs Pledged.
Other Secured Borrowings
The carrying value of secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. For the SSTL, we used a discount rate of 5.57% and the repayment schedule specified in the loan agreement to determine fair value at December 31, 2013.

Derivative Financial Instruments
We may execute interest rate swaps to hedge against the effects of changes in interest rates on our borrowings under advance funding facilities. These derivatives are not exchange-traded, and therefore, quoted market prices or other observable inputs are not available. Fair value is based on information provided by third-party pricing sources. Third-party valuations are derived from proprietary models based on inputs that include yield curves and contractual terms such as fixed interest rates and payment dates. Although we have not adjusted the information obtained from the third-party pricing sources, we review this information to ensure that it provides a reasonable basis for estimating fair value. Our review is designed to identify information that appears stale, information that has changed significantly from the prior period and other indicators that the information may not be accurate. For interest rate contracts, significant increases or decreases in the unobservable portion of the yield curves in isolation will result in substantial changes in the fair value measurement. We terminated our outstanding interest rates swaps on May 31, 2013.
In addition, we may use interest rate caps to minimize future interest rate exposures on variable rate debt issued on servicing advance facilities from increases in one-month LIBOR interest rates. The fair value for interest rate caps is based on counterparty market prices and adjusted for counterparty credit risk.
We enter into forward mortgage-backed securities (MBS) trades to provide an economic hedge against changes in fair value of residential forward and reverse mortgage loans held for sale that we carry at fair value. Forward MBS trades are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Forward contracts are actively traded in the market and we obtained unadjusted market quotes for these derivatives, thus they are classified within Level 1 of the valuation hierarchy.
Interest rate lock commitments (IRLCs) represent an agreement to purchase loans from a third-party originator, an agreement to extend credit to a mortgage applicant (locked pipeline) or an agreement to sell a loan to investors, whereby the interest rate is set prior to funding. IRLCs are classified within Level 2 of the valuation hierarchy as the primary component of the price is obtained from observable values of mortgage forwards for loans of similar terms and characteristics. Fair value amounts of IRLCs are adjusted for expected “fallout” (locked pipeline loans not expected to close) using models that consider cumulative historical fallout rates and other factors.
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
See Note 19 — Derivative Financial Instruments and Hedging Activities for additional information regarding derivative financial instruments.

Note 6 — Loans Held for Sale
Loans held for sale are comprised of the following at December 31:

	2013	2012
Loans held for sale - fair value	$503,753	$426,480
Loans held for sale - lower of cost or fair value	62,907	82,866
	$566,660	$509,346

Loans Held for Sale - Fair Value
Loans held for sale, at fair value, represent residential forward and reverse mortgage loans originated or purchased and held until sold to secondary market investors, such as GSEs or other third parties. The following table summarizes the activity in the balance of Loans held for sale, at fair value, during the years ended December 31:

	2013	2012
Beginning balance	$426,480	$—
Originations and purchases (1)	8,106,742	670,147
Proceeds from sales	(7,999,235)	(241,960)
Gain (loss) on sale of loans (2)	(26,981)	3,889
Other	(3,253)	(5,596)
Ending balance	$503,753	$426,480

(1)
Purchases include $60.0 million of reverse mortgages acquired in the Liberty Acquisition in 2013 and $558.7 million of forward mortgages acquired in the Homeward Acquisition in 2012. See Note 3 — Business Acquisitions for additional information.

(2)	Includes gains of $41.7 million recorded during 2013 to adjust Loans Held for investment - reverse mortgages to fair value.
At December 31, 2013, Loans Held for Sale - Fair Value with a UPB of $471.2 million were pledged to secure Lending segment warehouse lines of credit. See Note 15 — Borrowings for additional information regarding these facilities.
Loans Held for Sale - Lower of Cost or Fair Value
Loans held for sale, at lower of cost or fair value, include residential loans that we do not intend to hold to maturity. The following table summarizes the activity in the balance of Loans held for sale, at lower of cost or fair value, during the years ended December 31:

	2013	2012	2011
Beginning balance	$82,866	$20,633	$25,803
Purchases	1,632,390	65,756	—
Proceeds from sales	(1,036,316)	—	—
Principal payments	(432,423)	(1,474)	(1,468)
Transfers to accounts receivable	(218,629)	—	—
Transfers to real estate owned	(4,775)	(999)	(2,599)
Gain on sale of loans	35,087	—	—
Decrease (increase) in valuation allowance	(10,644)	568	354
Modifications, charge offs and other	15,351	(1,618)	(1,457)
Ending balance	$62,907	$82,866	$20,633
The balances at December 31, 2013, 2012 and 2011 are net of valuation allowances of $30.7 million, $14.7 million and $14.3 million, respectively. The balance at December 31, 2013 includes $43.1 million of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations as part of our servicing obligations. Repurchased loans are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables. The balance at December 31, 2012 includes non-performing mortgage loans with a carrying value of $65.4 million that we acquired in December 2012 and sold to Altisource Residential, LP in February 2013 for an insignificant gain.
At December 31, 2013, Loans Held for Sale - Lower of Cost or Fair Value with a UPB of $18.0 million were pledged to secure a warehouse line of credit. See Note 15 — Borrowings for additional information regarding this facility.

Gain (Loss) on Loans Held for Sale, Net
The following table summarizes the activity in Gain on loans held for sale, net, during the years ended December 31:

	2013	2012	2011
Gain (loss) on sales of loans (1)	$82,518	$6,797	$(2)
Change in fair value of IRLCs	523	2	—
Change in fair value of loans held for sale	(1,709)	(5,462)	—
Gain (loss) on economic hedge instruments	42,732	(1,075)	—
Other	(2,370)	(47)	—
	$121,694	$215	$(2)

(1)
Includes gains of $74.8 million and $2.9 million for 2013 and 2012, respectively, representing the value assigned to MSRs retained on sales of loans. Also includes gains of $35.1 million recorded during 2013 on sales of repurchased loans into Ginnie Mae guaranteed securitizations.

Note 7 — Advances
Advances, net, representing payments made on behalf of borrowers or on foreclosed properties, consisted of the following at December 31:

	2013	2012
Servicing:
Principal and interest	$141,307	$83,617
Taxes and insurance	477,039	51,447
Foreclosures, bankruptcy and other	269,409	41,296
	887,755	176,360
Corporate Items and Other	4,433	8,103
	$892,188	$184,463
The following table summarizes the activity in advances for the years ended December 31:

	2013	2012
Beginning balance	$184,463	$103,591
Acquisitions (1)	734,794	118,360
Transfers to match funded advances	(142,286)	(74,317)
Sales of advances to HLSS	(200,749)	—
New advances, net of collections	315,966	36,829
Other	—	—
Ending balance	$892,188	$184,463

(1)
Servicing advances acquired in connection with the acquisition of MSRs through business acquisitions and asset acquisitions. See Note 3 — Business Acquisitions and Note 9 — Mortgage Servicing for additional information.

Note 8 — Match Funded Advances
Match funded advances on residential loans we service for others are comprised of the following at December 31:

	2013	2012
Principal and interest	$1,497,649	$1,577,808
Taxes and insurance	830,113	1,148,486
Foreclosures, bankruptcy, real estate and other	224,621	322,950
	$2,552,383	$3,049,244

The following table summarizes the activity in match funded advances for the years ended December 31:

	2013	2012
Beginning balance	$3,049,244	$3,629,911
Acquisitions (1)	3,589,773	4,068,959
Transfers from advances (2)	142,286	74,317
Sales of advances to HLSS	(3,639,205)	(3,240,601)
Collections of pledged advances, net of new advances	(589,715)	(1,483,342)
Ending balance	$2,552,383	$3,049,244

(1)	Represents advances acquired in connection with business and asset acquisitions that were pledged to advance facilities at the date of acquisition.

(2)	Represents new advances initially classified as Advances at the date of payment and subsequently pledged to advance facilities.

Note 9 — Mortgage Servicing
MSRs are comprised of the following at December 31:

	2013	2012
MSRs - Amortization method	$1,953,352	$678,937
MSRs - Fair value measurement method	116,029	85,213
	$2,069,381	$764,150

Mortgage Servicing Rights – Amortization Method
Servicing Assets. The following tables summarize the activity in the carrying value of amortization method servicing assets for the years ended December 31:

	2013	2012	2011
Beginning balance	$678,937	$293,152	$193,985
Additions recognized in connection with business acquisitions:
ResCap Acquisition (1)	389,944	—	—
Liberty Acquisition (1)	2,840	—	—
Homeward Acquisition (1)	—	278,069	—
Litton Acquisition (1)	—	—	144,314
Additions recognized in connection with asset acquisitions:
Ally MSR Transaction (2)	683,787	—	—
OneWest MSR Transaction (3)	398,804	—	—
Greenpoint MSR Transaction (4)	33,647	—	—
Saxon	—	77,881	—
JPMorgan	—	23,445	—
Bank of America	—	64,569	—
Other	8,764	16,084	—
Additions recognized on the sale of mortgage loans	74,784	—	—
Sales (5)	(28,403)	—	—
Servicing transfers and adjustments	(8,883)	(4)	—
Change in valuation allowance	2,375	(88)	574
Amortization (6)	(283,244)	(74,171)	(45,721)
Ending balance	$1,953,352	$678,937	$293,152

Estimated fair value at end of year	$2,441,719	$743,830	$340,015

(1)	See Note 3 — Business Acquisitions for additional information regarding MSRs recognized in connection with business acquisitions.

(2)
The acquired MSRs relate to mortgage loans with a UPB of $87.5 billion owned by Freddie Mac and Fannie Mae. We also acquired servicing advances and other receivables of $73.6 million. Prior to the closing, we subserviced the related MSRs on behalf of Ally Bank. We assumed the origination representation and warranty obligations of approximately $136.7 million in connection with a majority of the acquired MSRs. We had been subservicing these MSRs on behalf of Ally under a subservicing contract that we assumed in connection with the ResCap Acquisition. No operations, entities or other assets were acquired in the transaction.

(3)
The acquired MSRs relate to mortgage loans with a UPB of approximately $69.0 billion and related servicing advance receivables of $2.1 billion acquired in the OneWest MSR Transaction. No operations or other assets were purchased in the transaction. As part of the OneWest MSR Transaction, both the seller and OLS have agreed to indemnification provisions for the benefit of the other party. The OneWest MSR Transaction closed in stages, and the majority of loans were boarded onto our primary servicing platform as of December 31, 2013. Each closing is subject to, among other things, receipt of certain investor and third party consents and customary closing conditions.

(4)	The acquired MSRs relate to mortgage loans with a UPB of approximately $6.3 billion and related servicing advance receivables of $422.1 million.

(5)
Cash proceeds from the sale were $34.8 million. These MSRs were sold with subservicing retained. The gain on the sale of $5.1 million has been deferred and will be recognized in earnings over the life of the subservicing contract.

(6)
In the Consolidated Statement of Operations, Amortization of mortgage servicing rights is reported net of the amortization of servicing liabilities and includes the amount of charges we recognized to increase servicing liability obligations.

As disclosed in Note 4 — Sales of Advances and MSRs, we sold certain Rights to MSRs during 2012 and 2013 as part of the HLSS Transactions which did not qualify as sales for accounting purposes. The carrying value of the related MSRs which have not been derecognized at December 31, 2013 and 2012 was $455.4 million and $273.0 million, respectively. In addition, at December 31, 2013, MSRs with a carrying value of $48.2 million were pledged to secure the promissory note under our MSR financing facility. See Note 15 — Borrowings for additional information regarding this facility.
The estimated amortization expense for MSRs, calculated based on assumptions used at December 31, 2013, is projected as follows over the next five years:

2014	$326,583
2015	276,893
2016	234,207
2017	194,053
2018	160,804
Servicing Liabilities. Servicing liabilities are included in Other liabilities. See Note 16 — Other Liabilities for additional information.
Mortgage Servicing Rights—Fair Value Measurement Method
This portfolio comprises servicing rights for which we elected the fair value option and includes Agency forward residential mortgage loans for which we previously hedged the related market risks. We acquired these MSRs as part of the Homeward Acquisition.
The following table summarizes the activity related to fair value servicing assets for the years ended December 31:

	2013	2012
Beginning balance	$85,213	$—
Amount recognized in connection with the Homeward Acquisition (1)	—	82,275
Additions recognized on the sale of residential mortgage loans	—	2,908
Changes in fair value (2):
Changes in market value assumptions	44,199	30
Realization of cash flows and other changes	(13,383)	—
Ending balance	$116,029	$85,213

(1)	See Note 3 — Business Acquisitions for additional information.

(2)	Changes in fair value are recognized in Servicing and origination expense in the Consolidated Statements of Operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of December 31, 2013 given hypothetical instantaneous parallel shifts in the yield curve:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(7,995)	$(15,713)
Discount rate (Option-adjusted spread)	$(4,497)	$(8,659)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.

Portfolio of Assets Serviced
The following table presents the composition of our servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents loans for which we own the MSRs while subservicing represents all other loans. The UPB of assets serviced for others are not included on our Consolidated Balance Sheet.

	Residential	Commercial	Total
UPB at December 31, 2011
Servicing	$78,675,160	$—	$78,675,160
Subservicing	23,524,062	290,863	23,814,925
	$102,199,222	$290,863	$102,490,085
UPB at December 31, 2012
Servicing (1)	$175,762,161	$—	$175,762,161
Subservicing	27,903,555	401,031	28,304,586
	$203,665,716	$401,031	$204,066,747
UPB at December 31, 2013
Servicing (1)	$397,546,635	$—	$397,546,635
Subservicing	67,104,697	400,502	67,505,199
	$464,651,332	$400,502	$465,051,834

(1)	Includes UPB of $175.1 billion and $79.4 billion at December 31, 2013 and 2012, respectively, for which the Rights to MSRs have been sold to HLSS.
Residential assets serviced includes foreclosed real estate. Residential assets serviced also includes small-balance commercial assets with a UPB of $2.6 billion and $2.1 billion at December 31, 2013 and 2012, respectively that are managed using the REALServicing™ application. Commercial assets consist of large-balance foreclosed real estate.
At December 31, 2013, the geographic distribution of the UPB and count of residential loans and real estate we serviced was as follows:

	Amount	Count
California	$112,200,350	436,374
Florida	37,881,401	245,438
New York	30,548,742	129,364
Texas	20,838,925	203,035
New Jersey	20,336,702	97,207
Other	242,845,212	1,750,500
	$464,651,332	2,861,918
Servicing Revenue
The following table presents the components of servicing and subservicing fees for the years ended December 31:

	2013	2012	2011
Loan servicing and subservicing fees:
Servicing	$1,246,882	$535,415	$313,997
Subservicing	146,605	45,713	27,404
	1,393,487	581,128	341,401
Home Affordable Modification Program (HAMP) fees	152,812	76,764	42,025
Late charges	115,826	69,281	38,557
Loan collection fees	31,022	15,960	11,223
Custodial accounts (float earnings)	5,332	3,749	2,105
Other	125,080	57,525	23,527
	$1,823,559	$804,407	$458,838
Float balances amounted to $3.2 billion and $1.3 billion at December 31, 2013 and 2012, respectively.

Note 10 — Receivables
Receivables consisted of the following at the dates indicated:

	Receivables	Allowance for Losses	Net
December 31, 2013
Servicing (1)	$124,537	$(17,419)	$107,118
Income taxes receivable	6,369	—	6,369
Due from related parties (2)	14,553	—	14,553
Other (3)	24,579	(103)	24,476
	$170,038	$(17,522)	$152,516

December 31, 2012
Servicing (1)	$84,870	$(1,647)	$83,223
Income taxes receivable	20,686	—	20,686
Due from related parties (2)	12,361	—	12,361
Other	18,577	(1,994)	16,583
	$136,494	$(3,641)	$132,853

(1)
The balances at December 31, 2013 and 2012 arise from our Servicing business and primarily include reimbursable expenditures due from investors and amounts to be recovered from the custodial accounts of the trustees. The balances at December 31, 2013 also include $54.0 million of receivables and $14.0 million of allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations.

(2)	See Note 26 — Related Party Transactions for additional information regarding transactions with Altisource and HLSS.

(3)	Includes $13.6 million related to probable losses expected to be indemnified under the terms of the Homeward merger agreement. See Note 3 — Business Acquisitions for additional information.

Note 11 — Premises and Equipment
Our premises and equipment are summarized as follows at December 31:

	2013	2012
Computer hardware and software	$51,060	$32,628
Buildings	12,926	—
Leasehold improvements	25,467	14,950
Furniture and fixtures	13,174	10,367
Office equipment and other	12,506	9,108
	115,133	67,053
Less accumulated depreciation and amortization	(61,347)	(33,806)
	$53,786	$33,247
In 2013, we acquired premises and equipment with an estimated fair value of $16.4 million as part of the ResCap Acquisition, consisting primarily of buildings and computer hardware. See Note 3 — Business Acquisitions.

Note 12 — Goodwill
The following table provides a summary of activity in the carrying value of goodwill during the year ended December 31, 2013. See Note 3 — Business Acquisitions for additional information.

	Liberty Acquisition	ResCap Acquisition	Homeward Acquisition	Litton Acquisition	HomEq Acquisition	Total
Balance at December 31, 2012	$—	$—	$345,936	$57,430	$12,810	$416,176
Recognition of goodwill in connection with a business acquisition	2,963	207,776	—	—	—	210,739
Derecognition of goodwill in connection with the sale of a business	—	(128,750)	(81,607)	—	—	(210,357)
Balance at December 31, 2013	$2,963	$79,026	$264,329	$57,430	$12,810	416,558
For the ResCap Acquisition, the $79.0 million of remaining goodwill is assigned to the Servicing segment. For the Homeward Acquisition, $218.2 million of the remaining goodwill is assigned to the Servicing segment and $46.2 million is assigned to the Lending segment. For the Liberty Acquisition, the entire balance is assigned to the Lending segment. The assignment of goodwill in the ResCap and Liberty Acquisitions is preliminary pending the final purchase price allocation. For the Litton and HomEq Acquisitions, the entire balance of goodwill is assigned to the Servicing segment.
We perform an annual impairment test of goodwill as of August 31 of each year. Based on our 2013 annual assessment, we determined that goodwill was not impaired. We elected to perform a qualitative assessment of impairment to determine whether any further quantitative testing for impairment was necessary. No impairment was implied based upon the qualitative assessment; therefore, no further testing was required.

Note 13 — Debt Service Accounts
Under our advance funding facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balances also include amounts that have been set aside from the proceeds of our match funded advance facilities and certain of our warehouse facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. These funds are held in interest earning accounts in the name of the SPE created in connection with the match funded financing facility. The balances at December 31, 2013 and 2012 were $129.9 million and $88.7 million, respectively.

Note 14 — Other Assets
Other assets consisted of the following at December 31:

	2013	2012
Prepaid lender fees and debt issuance costs, net (1)	$31,481	$14,389
Prepaid income taxes (2)	20,585	23,112
Prepaid expenses	16,132	15,058
Derivatives, at fair value (3)	15,494	10,795
Investment in unconsolidated entities (4)	11,771	25,187
Purchase price deposit (5)	10,000	57,000
Other	21,850	45,171
	$127,313	$190,712

(1)
These balances relate to match funded liabilities and other secured borrowings. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

(2)
During 2012 and 2013, we completed intra-entity transfers of certain MSRs. The deferred tax effects of these transactions have been recognized as prepaid income tax assets and are being amortized to Income tax expense over a 7-year period.

(3)	See Note 19 — Derivative Financial Instruments and Hedging Activities for additional information regarding derivatives.

(4)
The balance at December 31, 2012 includes an investment of $13.4 million in Correspondent One. As disclosed in Note 3 — Business Acquisitions, we increased our ownership from 49% to 100% on March 31, 2013. Effective on that date, we began including the accounts of Correspondent One in our consolidated financial statements and eliminated our current investment in consolidation.

(5)
The balance at December 31, 2013 represents an initial cash deposit that we made in connection with the agreement we entered into on December 20, 2013 to acquire MSRs and related advances from Wells Fargo Bank, N.A. This deposit along with an additional deposit of $15.0 million that we made in January 2014 will be held in escrow until the transaction closes. The balance at December 31, 2012 represents an earnest money cash deposit we made in connection with the ResCap Acquisition. This deposit was subsequently applied towards the purchase price upon closing of the transaction on February 15, 2013. See Note 3 — Business Acquisitions for additional information.

Note 15 — Borrowings
Match Funded Liabilities
Match funded liabilities are comprised of the following at December 31:

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	2013	2012
Fixed Rate:
2011-Servicer Advance Revolving Trust 1 (3)	2.23%	May 2043	May 2013	—	—	325,000
2011-Servicer Advance Revolving Trust 1 (3)	3.37 – 5.92%	May 2043	May 2013	—	—	525,000
2012-Servicing Advance Revolving Trust 2 (3)	3.27 – 6.90%	Sep. 2043	Sep. 2013	—	—	250,000
2012-Servicing Advance Revolving Trust 3 (3)	2.98%	Mar. 2043	Mar. 2013	—	—	248,999
2012-Servicing Advance Revolving Trust 3 (3)	3.72 – 7.04%	Mar. 2044	Mar. 2014	—	—	299,278
Total fixed rate				—	—	1,648,277

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	2013	2012
Variable Rate:
Advance Receivable Backed Notes (4)	1ML (5) + 285 bps	Apr. 2015	Apr. 2014	—	—	205,016
Advance Receivable Backed Notes Series 2012-ADV1 (6)	Commercial Paper (CP) rate + 225 or 335 bps	Dec. 2043	Dec. 2013	—	—	232,712
Advance Receivable Backed Notes Series 2012-ADV1 (7)	1ML + 250 bps	Jun. 2016	Jun. 2014	57,612	417,388	94,095
Advance Receivable Backed Note	1ML + 300 bps	Dec. 2015	Dec. 2014	16,789	33,211	49,138
2011-Servicing Advance Revolving Trust 1 (3)	1ML + 300 bps	May 2043	May 2013	—	—	204,633
2012-Servicing Advance Revolving Trust 2 (3)	1ML + 315 bps	Sep. 2043	Sep. 2013	—	—	22,003
2012-Servicing Advance Revolving Trust 3 (3)	1ML + 300 bps – 675 bps	Mar. 2044	Mar. 2014	—	—	40,626
2012-Homeward Agency Advance Funding Trust 2012-1 (3)	Cost of Funds + 300 bps	Jan. 2014	Jan. 2014	3,981	21,019	16,094
2012-Homeward DSF Advance Revolving Trust 2012-1 (3)	1ML + 450 bps	Feb. 2013	Feb. 2013	—	—	20,151
Advance Receivables Backed Notes, Series 2013-VF1, Class A (8)	1ML + 175 bps (9)	Oct. 2044	Oct. 2014	5,372	1,494,628	—
Advance Receivables Backed Notes, Series 2013-VF2, Class A (8)	1ML + 167 bps (10)	Oct. 2044	Oct. 2014	1,325	385,645	—
Advance Receivables Backed Notes, Series 2013-VF2, Class B (8)	1ML + 425 bps (11)	Oct. 2044	Oct. 2014	107	12,923	—
Total variable rate				85,186	2,364,814	884,468
				$85,186	$2,364,814	$2,532,745

Weighted average interest rate					2.08%	3.52%

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

(2)
Borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At December 31, 2013, none of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged.

(3)
Advance facility assumed in the Homeward Acquisition. The 2011-Servicing Advance Revolving Trust 1, 2012-Servicing Advance Revolving Trust 2, 2012-Servicing Advance Revolving Trust 3 and 2012-Homeward DSF Advance Revolving Trust 2012-1 facilities were repaid in February 2013 from the proceeds of a new $1.7 billion bridge facility which has an amortization date of August 14, 2013. The amortization date of the 2012-Homeward Agency Advance Funding Trust 2012-1 facility has been extended to March 3, 2014.

(4)	These notes were issued to finance the advances acquired from Bank of America, NA (BANA) in connection with the acquisition of MSRs. We repaid this facility in full in July 2013.

(5)	1-Month LIBOR (1ML) was 0.17% and 0.21% at December 31, 2013 and 2012, respectively.

(6)	These notes were issued to finance the advances acquired from BANA in connection with the acquisition of MSRs. We repaid this facility in full in October 2013.

(7)	The borrowing capacity under this facility was increased to $475.0 million in November 2013.

(8)
These notes were issued in connection with the OneWest MSR Transaction. On February 3, 2014, the maximum borrowing capacity on the 2013-VF2 notes was increased by $100.0 million to a total of $500.0 million. On February 28, 2014, the maximum borrowing capacity under the 2013-VF1 note is scheduled to decline by $250.0 million to a total of $1.3 billion. On February 28, 2014 we negotiated a deferral for a month of the scheduled decrease in the maximum borrowing capacity under the 2013-VF1 Note.

(9)	The interest margin on these notes increases to 200 bps on July 15, 2014, to 225 bps on August 15, 2014 and 250 bps on September 15, 2014.

(10)	The interest margin on these notes increases to 191 bps on July 15, 2014, to 215 bps on August 15, 2014 and 238 bps on September 15, 2014.

(11)	The interest margin on these notes increases to 486 bps on July 15, 2014, to 546 bps on August 15, 2014 and 607 bps on September 15, 2014.
Financing Liabilities
Financing liabilities are comprised of the following at December 31:

Borrowings	Collateral	Interest Rate	Maturity	2013	2012
Servicing:
Financing liability – MSRs pledged	MSRs	(1)	(1)	$651,060	$303,705
Financing liability – MSRs pledged	MSRs	(2)	(2)	—	2,603
				651,060	306,308

Lending:
Financing liability - MSRs pledged	MSRs	(2)	(2)	17,593	—
HMBS-related borrowings (3)	Loans held for investment	1ML + 220 bps	(3)	615,576	—
				633,169	—

				$1,284,229	$306,308

(1)
The HLSS Transaction financing liabilities have no contractual maturity but are amortized over the estimated life of the transferred Rights to MSRs using the interest method with the servicing income that is remitted to HLSS representing payments of principal and interest. For purposes of applying the interest method, the balance of the liability is reduced each month based on the change in the present value of the estimated future cash flows underlying the related MSRs. See Note 4 — Sales of Advances and MSRs for additional information regarding the HLSS Transactions.

(2)	The financing liability is being amortized using the interest method with the servicing income that is remitted to the purchaser representing payments of principal and interest.

(3)
Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid. See Note 2 — Securitizations and Variable Interest Entities for additional information.

Other Secured Borrowings
Other secured borrowings are comprised of the following at December 31:

Borrowings	Collateral	Interest Rate	Maturity	Available Borrowing Capacity	December 31, 2013	December 31, 2012
Servicing:
SSTL (1)	(1)	1ML + 550 bps with a LIBOR floor of 150 bps (1)	Sep. 2016	$—	$—	314,229
SSTL (2)	(2)	1-Month Euro-dollar rate + 375 bps with a Eurodollar floor of 125 bps (2)	Feb. 2018	—	1,290,250	—
Senior unsecured term loan (3)		1-Month Euro-dollar rate + 675 bps with a Eurodollar floor of 150 bps	Mar. 2017	—	—	75,000
Promissory note (4)	MSRs	1ML + 350 bps	May 2017	—	15,529	18,466
Repurchase agreement	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Apr. 2014	82,493	17,507	—
				82,493	1,323,286	407,695

Lending:
Master repurchase agreement (5)	LHFS	1ML + 175 bps	Mar. 2014	194,341	105,659	88,122
Participation agreement (6)	LHFS	N/A	May 2014	—	81,268	58,938
Master repurchase agreement (7)	LHFS	1ML + 175 - 275 bps	Jul. 2014	58,010	91,990	133,995
Master repurchase agreement (8)	LHFS	1ML + 175 - 200 bps	Sep. 2014	210,164	89,836	107,020
Master repurchase agreement	LHFS	1ML + 275bps	Jul. 2014	48,025	51,975	—
Mortgage warehouse agreement	LHFS	1ML + 275 bps; floor of 350 bps	Jun. 2014	25,708	34,292	—
				536,248	455,020	388,075

Corporate Items and Other:
Securities sold under an agreement to repurchase (9)	Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes	Class A-2 notes: 1ML + 200 bps; Class A-3 notes: 1ML + 300 bps	Monthly	—	4,712	2,833
				618,741	1,783,018	798,603
Discount (1)(2)				—	(5,349)	(8,232)
				$618,741	$1,777,669	$790,371

Weighted average interest rate					4.86%	4.49%

(1)	In February 2013, we repaid this loan in full and wrote off the remaining discount as part of the loss on extinguishment.

(2)
On February 15, 2013, we entered into a new SSTL facility agreement and borrowed $1.3 billion that was used principally to fund the ResCap Acquisition and repay the balance of the previous SSTL. The loan was issued with an original issue discount of $6.5 million that we are amortizing over the term of the loan. We are required to repay the principal amount of the borrowings in consecutive quarterly installments of $3.3 million. In addition, we are generally required to use the net cash proceeds (as defined) from any asset sale (as defined) to repay loan principal. Generally, this provision applies to non-operating sales of assets, and net cash proceeds represent the proceeds from the sale of the assets, net of the repayment of any debt secured by a lien on the assets sold. However, for assets sales that are part of an HLSS Transaction, we have the option, within 180 days, either to invest the net cash proceeds in MSRs or related assets, such as advances, or to repay loan principal. The borrowings are secured by a first priority security interest in substantially all of the assets of Ocwen. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate [the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR)], plus a margin of 2.75% and a base rate floor of 2.25% or (b) the one month Eurodollar rate, plus a margin of 3.75% with a one month Eurodollar floor of 1.25%. To date we have elected option (b) to determine the interest rate.

On September 23, 2013, we entered into Amendment No. 1 to the Senior Secured Term Loan Facility Agreement and Amendment No. 1 to the related Pledge and Security Agreement. These amendments:

•
permit repurchases of all of the Preferred Shares, which may be converted to common stock prior to repurchase, and up to $1.5 billion of common stock, subject, in each case, to pro forma financial covenant compliance;

•	eliminate the dollar cap on Junior Indebtedness (as defined in the SSTL) but retain the requirement for any such issuance to be subject to pro forma covenant compliance;

•
include a value for whole loans (i.e., loans held for sale) in collateral value for purposes of calculating the loan-to-value ratio and include specified deferred servicing fees and the fair value of specified mortgage servicing rights in net worth for purposes of calculating the ratio of consolidated total debt to consolidated tangible net worth; and

•	modify the applicable quarterly covenant levels for the corporate leverage ratio, ratio of consolidated total debt to consolidated tangible net worth and loan-to-value ratio.

(3)
Ocwen borrowed funds from Altisource in connection with the financing of the Homeward Acquisition. See Note 26 — Related Party Transactions for additional information regarding this agreement with Altisource. We repaid this loan in full in February 2013.

(4)
This note was issued to finance the acquisition of MSRs from BANA. Prepayments of the balance on this note may be required if the borrowing base, as defined, falls below the amount of the note outstanding.

(5)	On March 19, 2013, the maturity date was extended to March 18, 2014 and the maximum borrowing capacity was increased from $125.0 million to $300.0 million.

(6)
Under this participation agreement, the lender provides financing on an uncommitted basis for $50.0 million to $90.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. However, the transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. In April 2013, we extended the maturity date of the participation agreement to May 31, 2014.

(7)	On August 3, 2013, we extended the maturity date of this facility to August 2, 2014.

(8)	On September 27, 2013, we extended the maturity date of this facility to September 26, 2014.

(9)
Repurchase agreement for Class A-2 and A-3 notes issued by Ocwen Real Estate Asset Liquidating Trust 2007-1 which have a current face value of $24.5 million at December 31, 2013. This agreement has no stated credit limit and lending is determined for each transaction based on the acceptability of the securities presented as collateral.

Covenants
Match funded liabilities and other secured borrowings are collateralized by specific assets. Under the terms of these borrowing agreements, we are subject to various qualitative and quantitative covenants. Collectively, these covenants include:

•	Specified net worth requirements;

•	Restrictions on future indebtedness; and

•	Monitoring and reporting of various specified transactions or events, including specific reporting on defined events affecting collateral underlying certain borrowing agreements.
Financial covenants in our borrowing agreements require that we maintain consolidated tangible net worth, the most restrictive of which is $630.0 million plus 65% of quarterly net income, without adjustment for quarterly net losses, beginning with the three months ended December 31, 2012. The required consolidated tangible net worth in connection with this agreement was $863.7 million at December 31, 2013. Should we fail to be in compliance with these requirements, remedies include but are not limited to, at the option of the facility provider, termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting the agreement, and other legal remedies. Our lenders can waive their contractual rights in the event of a default. Our borrowing agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. We are in compliance with all of our qualitative and quantitative covenants at the date of these financial statements.
Maturities of Borrowings
Aggregate long-term borrowings by maturity date at December 31, 2013 are as follows:

	Expected Maturity Date (1) (2)
	2014	2015	2016	2017	2018	There- after	Total Balance	Fair Value
Match funded liabilities (3)	$2,364,814	$—	$—	$—	$—	$—	$2,364,814	$2,364,814
Other secured borrowings (3)	488,929	27,219	11,690	11,690	1,238,141	—	1,777,669	1,762,876
	$2,853,743	$27,219	$11,690	$11,690	$1,238,141	$—	$4,142,483	$4,127,690

(1)
For match funded liabilities, the expected maturity date is the date on which the revolving period ends for each advance financing facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.

(2)
Excludes $651.1 million recorded in connection with sales of MSRs and Rights to MSRs accounted for as financings and $615.6 million recorded in connection with the securitizations of HMBS that we record as financings. The MSR-related financing liabilities have no contractual maturity and are amortized over the life of the transferred Rights to MSRs. The HMBS-related financing liabilities have no contractual maturity and are amortized as the related loans are repaid. See Note 2 — Securitizations and Variable Interest Entities and Note 15 — Borrowings for additional information.

(3)	At December 31, 2013 all Match funded liabilities and all Other secured borrowings were variable rate obligations.

Note 16 — Other Liabilities
Other liabilities were comprised of the following at December 31:

	2013	2012
Liability for indemnification obligations (1)	$192,716	$38,140
Accrued expenses	108,870	68,068
Due to related parties (2)	77,901	45,034
Liability for certain foreclosure matters (3)	66,948	13,430
Payable to servicing and subservicing investors (4)	33,501	9,973
Checks held for escheat	24,392	33,259
Liability for selected tax items (5)	27,273	22,702
Other	58,774	61,138
	$590,375	$291,744

(1)
The balance includes origination representation and warranty obligations and compensatory fees for foreclosures that may ultimately exceed investor timelines. These obligations were primarily assumed in connection with the Ally MSR Transaction, the ResCap Acquisition and the Homeward Acquisition. See Note 28 — Commitments and Contingencies for additional information.

(2)	See Note 26 — Related Party Transactions for additional information regarding transactions with Altisource and HLSS.

(3)
We recognized $53.5 million of expense in Professional services during 2013 to establish the liability. We recognized the remaining $13.4 million of the liability as an adjustment to the initial purchase price allocation related to the Homeward Acquisition. We applied this measurement period adjustment retrospectively to our Consolidated Balance Sheet at December 31, 2012 with an offsetting increase in goodwill. See Note 28 — Commitments and Contingencies for additional information.

(4)	The balance represents amounts due to investors in connection with loans we service under servicing and subservicing agreements.

(5)	See Note 22 — Income Taxes for information on the liability for selected tax items.

Note 17 — Mezzanine Equity
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

The holders of the Preferred Shares also received registration rights for the Preferred Shares and the shares of common stock issuable upon conversion. On May 9, 2013, Ocwen filed with the SEC a registration statement covering the resale of the Preferred Shares and the shares of common stock issuable upon conversion of the Preferred Shares.

We evaluated the Preferred Shares and determined that they should be accounted for as equity because the Preferred Shares are convertible at any time at the option of the holder into common stock and redemption of the shares by Ocwen is settled through the issuance of common stock. We also determined that the conversion feature of the Preferred Shares does not require separation from the host contract.
We determined that the change of control provisions could result in a redemption not solely under Ocwen’s control. Therefore, classification of the Preferred Shares as “mezzanine” equity in the Consolidated Balance Sheets was appropriate. We also determined that the conversion option of the Preferred Shares represented a Beneficial Conversion Feature (BCF). We account for the BCF as a discount on the Preferred Shares and are amortizing the BCF as a deemed dividend through the second anniversary of the issued date, at which time Ocwen can first redeem the Preferred Shares.
The carrying value of our Preferred Shares reflects the following:

Initial issuance price on December 27, 2012	$162,000
Discount for beneficial conversion feature	(8,688)
Accretion of BCF discount (Deemed dividend)	60
Carrying value at December 31, 2012	153,372
Conversion of 100,000 Preferred Shares (1)	(100,000)
Accretion of BCF discount (Deemed dividend) (2)	6,989
Carrying value at December 31, 2013	$60,361

(1)	On September 23, 2013, holders elected to convert 100,000 of the Preferred Shares into 3,145,640 shares of common stock. See Note 26 — Related Party Transactions for additional information.

(2)	Accretion includes a $3.5 million accelerated write-off of the unamortized discount related to the 100,000 Preferred Shares converted on September 23, 2013.

Note 18 — Equity
Common Stock
On November 9, 2011, Ocwen completed the public offering of 28,750,000 shares of common stock at a per share price of $13.00, including 3,750,000 shares of common stock purchased by the underwriters pursuant to the full exercise of the over-allotment option granted under the underwriting agreement. We received net proceeds of $354.4 million from the offering after deducting underwriting fees and other incremental costs directly related to the offering.
On March 28, 2012, we converted $56.4 million of the outstanding principal balance of the 3.25% Convertible Notes to 4,635,159 shares of Ocwen common stock and redeemed the remaining balance for cash.
On September 23, 2013, Ocwen paid $157.9 million to repurchase from the holders of our Preferred Shares all 3,145,640 shares of Ocwen common stock that were issued upon their election to convert 100,000 of the Preferred Shares into shares of Ocwen common stock. See Note 26 — Related Party Transactions for additional information.
On October 31, 2013, we announced that Ocwen’s Board of Directors had authorized a share repurchase program for an aggregate of up to $500.0 million of Ocwen’s issued and outstanding shares of common stock. Repurchases may be made in open market transactions at prevailing market prices or in privately negotiated transactions. Unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 2016. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period. The repurchase of shares issued in connection with the conversion of Preferred Shares is not considered to be part of this repurchase program and, therefore, does not count against the $500.0 million aggregate value limit. During the fourth quarter of 2013, we repurchased 1,125,707 shares of common stock in the open market under this program for a total purchase price of $60.0 million.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCL), net of income taxes, were as follows at December 31:

	2013	2012
Unrealized losses on cash flow hedges	$10,026	$6,310
Other	125	131
	$10,151	$6,441

See Note 19 — Derivative Financial Instruments and Hedging Activities for the changes in the components of AOCL for the years ended December 31, 2013, 2012 and 2011.

Note 19 — Derivative Financial Instruments and Hedging Activities
Because many of our current derivative agreements are not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreements. We control this risk through credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amount of our contracts does not represent our exposure to credit loss.
The following table summarizes the changes in the notional balances of our holdings of derivatives during the year ended December 31, 2013:

	IRLCs	U.S. Treasury Futures	Forward MBS Trades	Interest Rate Caps	Interest Rate Swaps
Beginning notional balance	$1,112,519	$109,000	$1,638,979	$1,025,000	$1,495,955
Additions	5,887,759	85,000	10,578,176	1,900,000	1,280,000
Amortization	(228,806)	—	(33,372)	(56,000)	—
Maturities	(5,124,849)	—	(4,156,314)	—	(295,604)
Terminations	(895,187)	(194,000)	(7,076,821)	(1,001,000)	(2,480,351)
Ending notional balance	$751,436	$—	$950,648	$1,868,000	$—

Fair value of derivative assets (liabilities) at:
December 31, 2013	$8,433	$—	$6,905	$442	$—
December 31, 2012	$5,781	$(1,258)	$(1,719)	$168	$(10,836)

Maturity	Jan. 2014 - Apr. 2014	N/A	Jan. 2014 - Feb. 2014	Nov. 2016	N/A
Foreign Currency Exchange Rate Risk Management
We periodically enter into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee on amounts payable to our India subsidiaries. Our operations in Uruguay and the Philippines also expose us to foreign currency exchange rate risk, but we currently consider this risk to be insignificant.
Interest Rate Management
Match Funded Liabilities
We have previously entered into interest rate swaps in order to hedge against the effects of changes in interest rates on our borrowings under our advance funding facilities. These interest rate swap agreements require us to pay a fixed rate and receive a variable interest rate based on one-month LIBOR. At the time that we entered into the agreements, these swaps were designated as hedges for accounting purposes. As disclosed in Note 5 — Fair Value, we terminated these interest rate swaps on May 31, 2013 primarily because the custodial account float balances, which earn a variable rate of interest, are well in excess of variable rate borrowings under advance facilities. The earnings on these deposits reduce our exposure to changes in interest rates. We have also purchased interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates, as required by the certain of our advance financing arrangements. Certain of these caps were terminated with the payoff and termination of the related financing facilities.
Loans Held for Sale, at Fair Value
The mortgage loans held for sale which we carry at fair value are subject to interest rate and price risk from the loan funding date until the date the loan is sold into the secondary market. Generally, the fair value of a loan will decline in value when interest rates increase and will rise in value when interest rates decrease. To mitigate this risk, we enter into forward MBS trades to provide an economic hedge against those changes in fair value on mortgage loans held for sale. Forward MBS trades are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market.
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
MSRs, at Fair Value
The MSRs which we measure at fair value are subject to substantial interest rate risk as the mortgage loans underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of these MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics. Effective April 1, 2013, we terminated our hedging program for fair value MSRs. Prior to their termination, we used economic hedges including interest rate swaps, U.S. Treasury futures and forward contracts to minimize the effects of loss in value of these MSRs associated with increased prepayment activity that generally results from declining interest rates.
We may enter into economic hedges including interest rate swaps, U.S. Treasury futures and forward contracts to minimize the effects of loss in value of these MSRs associated with increased prepayment activity that generally results from declining interest rates. These interest rate swap agreements generally require that we pay a variable interest rate based on LIBOR and receive a fixed rate. Futures contracts are exchange-traded contracts where two parties agree to purchase and sell a specific quantity of a financial instrument at a specific price, with delivery or settlement at a specified date. Forward contracts are over-the-counter contracts where two parties agree to purchase and sell a specific quantity of financial instruments at a specified price, with delivery and settlement at a specified date.
Asset Acquisitions
In March 2013, we entered into an interest rate swap to hedge the impact on cash flows of changes in the purchase price to be paid for MSRs acquired in the Ally MSR Transaction. This purchase was forecasted to occur in stages with the purchase price subject to adjustment based on changes in the 10-year swap rate between the date of the MSR purchase agreement and the date of each closing. We entered into an interest rate swap with a notional amount sufficient to yield changes in the fair value of the interest rate swap in response to changes in the swap rate that were essentially equal to and offsetting to changes in the purchase price of the MSRs. We designated the swap as a hedge for accounting purposes. We completed the transaction in April 2013 and terminated the swap agreement at the same time. See Note 9 — Mortgage Servicing for additional information regarding the Ally MSR Transaction.
The following summarizes our open derivative positions at December 31, 2013 and the gains (losses) on those derivatives for the year then ended. None of the derivatives was designated as a hedge for accounting purposes at December 31, 2013:

Purpose	Expiration Date	Notional Amount	Fair Value (1)	Gains / (Losses)	Consolidated Statement of Operations Caption
Hedge the effect of changes in interest rates on interest expense on borrowings
Interest rate caps
Hedge the effect of changes in 1ML on advance funding facilities	2016	$1,868,000	$442	$56	Other, net

Interest rate risk of mortgage loans held for sale and of IRLCs
Forward MBS trades	2014	950,648	6,905	42,732	Gain on loans held for sale, net

IRLCs	2014	751,436	8,433	523	Gain on loans held for sale, net
Total derivatives			$15,780	$43,311

(1)	Derivatives are reported at fair value in Receivables, Other assets or in Other liabilities.
Included in AOCL at December 31, 2013 and December 31, 2012, respectively, were $10.8 million and $9.9 million of deferred unrealized losses, before taxes of $0.7 million and $3.6 million, respectively, on the interest rate swaps that we designated as cash flow hedges. Changes in AOCL during the years ended December 31 were as follows:

	2013	2012	2011
Beginning balance	$6,441	$7,896	$9,392

Additional net losses on cash flow hedges	12,363	8,315	615
Ineffectiveness of cash flow hedges reclassified to earnings	(657)	41	(1,393)
Losses on terminated hedging relationships amortized to earnings	(10,816)	(10,592)	(1,544)
Net increase (decrease) in accumulated losses on cash flow hedges	890	(2,236)	(2,322)
(Increase) decrease in deferred taxes on accumulated losses on cash flow hedges	2,825	786	843
Increase (decrease) in accumulated losses on cash flow hedges, net of taxes	3,715	(1,450)	(1,479)

Other	(5)	(5)	(17)

Ending balance	$10,151	$6,441	$7,896
Amortization of accumulated losses on cash flow hedges from AOCL to Other income (expense), net is projected to be $1.6 million during 2014.
Other income (expense), net, includes the following related to derivative financial instruments for the years ended December 31:

	2013	2012	2011
Gains (losses) on economic hedges	(2,861)	7,331	(4,488)
Ineffectiveness of cash flow hedges	(657)	41	(1,393)
Write-off of losses in AOCL for a discontinued hedge relationship (1)	(10,816)	(4,633)	(1,545)
Write-off of losses in AOCL for hedge of a financing facility assumed by HLSS (2)	—	(5,958)	—
	$(14,334)	$(3,219)	$(7,426)

(1)	Includes the write off in 2012 and 2013 of the remaining of unamortized losses when a borrowing under the related advance financing facility was repaid in full, and the facility was terminated.

(2)	See Note 4 — Sales of Advances and MSRs.

Note 20 — Interest Income
The following table presents the components of interest income for the years ended December 31:

	2013	2012	2011
Loans held for sale	$18,563	$2,946	$2,291
Other	3,792	5,383	6,585
	$22,355	$8,329	$8,876
Interest income that we expect to be collected on Loans Held for Investment - Reverse Mortgages, or HECMs, is included with net fair value gains in Other revenues. See Note 2 — Securitizations and Variable Interest Entities for additional information.

Note 21 — Interest Expense
The following table presents the components of interest expense for the years ended December 31:

	2013	2012	2011
Match funded liabilities	$75,979	$122,292	$93,051
Financing liabilities (1) (2)	246,241	54,710	—
Other secured borrowings	81,851	41,510	32,985
Debt securities:
3.25% Convertible Notes (3)	—	153	1,834
10.875% Capital Securities (4)	—	1,894	2,840
Other	8,771	2,896	2,060
	$412,842	$223,455	$132,770

(1)
Includes interest expense of $245.8 million and $54.7 million in 2013 and 2012, respectively, related to financing liabilities recorded in connection with the HLSS Transactions as indicated in the table below:

	2013	2012
Servicing fees collected on behalf of HLSS	$633,377	$117,789
Less: Subservicing fee retained by Ocwen	317,723	50,162
Net servicing fees remitted to HLSS	315,654	67,627
Less: Reduction in financing liability	69,812	12,917
Interest expense on HLSS financing liability	$245,842	$54,710

(2)
Interest expense that we expect to be paid on the HMBS-related borrowings is included with net fair value gains in Other revenues. See Note 2 — Securitizations and Variable Interest Entities for additional information.

(3)	We redeemed the remaining 3.25% Convertible Notes outstanding on March 28, 2012.

(4)	We redeemed the remaining 10.875% Capital Securities outstanding on August 31, 2012.

Note 22 — Income Taxes
For income tax purposes, the components of income before taxes were as follows for the years ended December 31:

	2013	2012	2011
Domestic	$76,957	$176,075	$118,708
Foreign	258,266	81,433	4,287
	$335,223	$257,508	$122,995
The components of income tax expense (benefit) were as follows for the years ended December 31:

	2013	2012	2011
Current:
Federal	$58,507	$10,621	$13,894
State	14,691	(759)	(195)
Foreign	15,545	2,968	1,079
	88,743	12,830	14,778
Deferred:
Federal	(53,711)	62,704	29,440
State	(4,325)	(431)	368
Foreign	(5,397)	1,482	86
Provision for valuation allowance on deferred tax assets	15,764	—	—
	(47,669)	63,755	29,894
Total	$41,074	$76,585	$44,672

Income tax expense differs from the amounts computed by applying the U.S. Federal corporate income tax rate of 35% as follows for the years ended December 31:

	2013	2012	2011
Expected income tax expense at statutory rate	$117,328	$90,127	$43,049
Differences between expected and actual income tax expense:
State tax, after Federal tax benefit	5,316	(1,184)	254
Provision for liability for selected tax items	12,218	5,558	1,611
Permanent differences	(636)	15	61
Foreign tax differential	(107,621)	(17,816)	(716)
Provision for valuation allowance on deferred tax assets	15,764	—	—
Other	(1,295)	(115)	413
Actual income tax expense	$41,074	$76,585	$44,672
Net deferred tax assets were comprised of the following at December 31:

	2013	2012
Deferred tax assets:
Net operating loss carryforward	$35,370	$16,068
Delinquent servicing fees	36,480	19,559
Accrued legal settlements	27,320	5,411
Reserve for servicing exposure	20,446	59,273
Partnership losses	11,085	11,036
Accrued incentive compensation	10,037	6,210
Accrued other liabilities	7,452	2,662
Bad debt and allowance for loan losses	6,397	6,551
Intangible asset amortization	4,728	2,070
Tax residuals and deferred income on tax residuals	3,963	4,175
Stock-based compensation expense	2,956	3,127
Foreign deferred assets	2,802	3,055
Accrued lease termination costs	1,085	1,887
Capital losses	843	665
Valuation allowance on real estate	767	386
Interest rate swaps	743	3,813
Net unrealized gains and losses on securities	—	2,702
Other	10,560	7,339
	183,034	155,989
Deferred tax liabilities:
Mortgage servicing rights amortization	50,632	56,265
Other	80	2,831
	50,712	59,096
	132,322	96,893
Valuation allowance	(15,764)	—
Deferred tax assets, net	$116,558	$96,893
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. Among the factors considered in this evaluation are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted. As a result of this evaluation, we concluded that a valuation allowance of $15.8 million was necessary at December 31, 2013 but that no valuation allowance was necessary at December 31, 2012.
We recognized total interest and penalties of $2.0 million, $(0.1) million and $1.3 million in 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, accruals for interest and penalties were $3.6 million and $1.6 million, respectively. As of December 31, 2013 and 2012, we had a liability for selected tax items of $23.7 million and $21.1 million, respectively, all of which if recognized would affect the effective tax rate.
It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to activities of the Internal Revenue Service or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The range of the possible change in unrecognized tax benefits within the next 12 months cannot be reasonably estimated at December 31, 2013. However, we do not expect that change to have a material impact on our financial position or results of operations.
Our major jurisdiction tax years that remain subject to examination are our U.S. federal tax return for the years ended December 31, 2008 through the present and our India corporate tax returns for the years ended March 31, 2004 through the present. Our U.S. federal tax return for the years ended December 31, 2008, 2009 and 2010 are currently under examination. A reconciliation of the beginning and ending amount of the total liability for selected tax items which includes the accruals for interest and penalties is as follows for the years ended December 31:

	2013	2012
Balance at January 1	$22,702	$4,524
Additions based on tax positions related to current year	—	17,396
Additions for tax positions of prior years	4,944	875
Lapses in statutes of limitation	(373)	(93)
Balance at December 31	$27,273	$22,702
At December 31, 2013, we had U.S. NOL carryforwards of $100.4 million. These carryforwards will expire beginning 2019 through 2034. We believe that it is more likely than not that the benefit from certain federal NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $44.4 million on the deferred tax assets relating to these federal NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2013 will be accounted for as a reduction of income tax expense. We have no capital loss carryforwards.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. Determination of the amount of unrecognized deferred tax liability is not practicable because of the complexities associated with the hypothetical calculation. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the U.S.
OMS is headquartered in Frederiksted, St. Croix, USVI and is located in a federally recognized economic development zone where qualified entities are eligible for certain benefits. We refer to these benefits as “EDC benefits” as they are granted by the USVI Economic Development Commission. We were approved as a Category IIA service business, and are therefore entitled to receive benefits that have a favorable impact on our effective tax rate. These benefits, among others, enable us to avail ourselves of a credit of 90% of income taxes on certain qualified income related to our servicing business. The exemption was granted as of October 1, 2012 and is available for a period of 30 years until expiration on September 30, 2042. The impact of these EDC benefits decreased foreign taxes by $103.1 million and $25.6 million for 2013 and 2012, respectively. The benefit of these EDC benefits on diluted EPS was $0.74 and $0.19 for 2013 and 2012, respectively.

Note 23 — Basic and Diluted Earnings per Share
Basic EPS excludes common stock equivalents and is calculated by dividing net income attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted EPS by dividing net income attributable to Ocwen, as adjusted to add back preferred stock dividends and interest expense net of income tax on the 3.25% Convertible Notes, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards, the Preferred Shares and the 3.25% Convertible Notes. The following is a reconciliation of the calculation of basic EPS to diluted EPS for the years ended December 31:

	2013	2012	2011
Basic EPS:
Net income attributable to Ocwen common stockholders	$282,129	$180,778	$78,331

Weighted average shares of common stock	135,678,088	133,912,643	104,507,055

Basic EPS	$2.08	$1.35	$0.75

Diluted EPS:
Net income attributable to Ocwen common stockholders	$282,129	$180,778	$78,331
Preferred stock dividends (1)	—	—	—
Interest expense on 3.25% Convertible Notes, net of income tax (2)	—	107	1,187
Adjusted net income attributable to Ocwen	$282,129	$180,885	$79,518

Weighted average shares of common stock	135,678,088	133,912,643	104,507,055
Effect of dilutive elements:
Preferred Shares (1)	—	—	—
3.25% Convertible Notes (2)	—	1,008,891	4,637,224
Stock options	4,110,355	3,593,419	2,711,682
Common stock awards	12,063	6,326	—
Dilutive weighted average shares of common stock	139,800,506	138,521,279	111,855,961

Diluted EPS	$2.02	$1.31	$0.71

Stock options excluded from the computation of diluted EPS:
Anti-dilutive(3)	—	143,125	27,031
Market-based(4)	547,500	1,535,000	468,750

(1)
The effect of our Preferred Shares on diluted EPS is computed using the if-converted method. For purposes of computing diluted EPS, we assume the conversion of the Preferred Shares into shares of common stock unless the effect is anti-dilutive. Conversion of the Preferred Shares has not been assumed for 2013 and 2012 because the effect would have been antidilutive. There were no Preferred Shares outstanding during 2011.

(2)
Prior to the redemption of the 3.25% Convertible Notes in March 2012, we also computed their effect on diluted EPS using the if-converted method. Interest expense and related amortization costs applicable to the 3.25% Convertible Notes, net of income tax, were added back to net income. We assumed the conversion of the 3.25% Convertible Notes into shares of common stock unless the effect was anti-dilutive. On March 28, 2012, we issued 4,635,159 shares of common stock upon conversion of $56.4 million of the 3.25% Convertible Notes.

(3)	These stock options were anti-dilutive because their exercise price was greater than the average market price of our stock.

(4)
Shares that are issuable upon the achievement of certain performance criteria related to Ocwen’s stock price and an annualized rate of return to investors. See Note 24 — Employee Compensation and Benefit Plans for additional information regarding these market-condition options.

Note 24 — Employee Compensation and Benefit Plans
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
Retirement Plan
We maintain a defined contribution 401(k) plan. We match 50% of each employee’s contributions, limited to 2% of the employee’s compensation. Our contributions to the 401(k) plan were $4.2 million, $0.4 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Annual Incentive Plan
The Ocwen Financial Corporation Amended 1998 Annual Incentive Plan and the 2007 Equity Incentive Plan (the 2007 Equity Plan) are our primary incentive compensation plans for executives and other key employees. Under the terms of these plans, participants can earn cash and equity-based awards as determined by the Compensation Committee of the Board of Directors (the Committee). The awards are generally based on objective performance criteria established by the Committee. The Committee may at its discretion adjust performance measurements to reflect significant unforeseen events. We recognized $28.4 million, $7.2 million and $9.5 million of compensation expense during 2013, 2012 and 2011, respectively, related to annual incentive compensation awarded in cash.
The 2007 Equity Plan authorizes the grant of stock options, restricted stock or other equity-based awards to employees. At December 31, 2013, there were 8,851,599 shares of common stock remaining available for future issuance under the 2007 Equity Plan. Beginning in 2008, Ocwen has awarded stock options to certain members of senior management under the 2007 Equity Plan. These awards had the following characteristics in common:

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
Stock option activity for the years ended December 31:

	2013		2012		2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	8,938,179	$9.93	7,894,728	$5.48	8,084,953	$5.03
Granted (1)	50,000	51.70	2,160,000	23.92	545,000	13
Exercised (2)(3)	(790,568)	5.35	(1,116,549)	3.56	(735,225)	6.01
Forfeited	(15,000)	15.27	—	—	—	—
Outstanding at end of year(4)(5)	8,182,611	10.62	8,938,179	9.93	7,894,728	5.48
Exercisable at end of year (4)(5)(6)	5,733,864	6.53	5,569,432	5.04	4,947,228	4.91

(1)
Stock options granted in 2012 include 2,000,000 options granted to Ocwen’s Executive Chairman of the Board of Directors, William C. Erbey at an exercise price of $24.38 equal to the closing price of the stock on the day of the Committee’s approval. See Note 26 — Related Party Transactions for additional information regarding Mr. Erbey’s stock and stock option holdings.

(2)
The total intrinsic value of stock options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, was $35.3 million, $23.9 million and $4.1 million for 2013, 2012 and 2011, respectively.

(3)
In connection with the exercise of stock options during 2013, 2012 and 2011, employees delivered 138,553, 33,605 and 324,248 shares, respectively, of common stock to Ocwen as payment for the exercise price and the income tax withholdings on the compensation. As a result, a total of 652,015, 1,082,944 and 410,977 net shares of stock were issued in 2013, 2012 and 2011, respectively, related to the exercise of stock options.

(4)
Excluding 547,500 market-based options that have not met their performance criteria, the net aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2013 was $351.0 million and $280.5 million, respectively. A total of 5,933,125 market-based options were outstanding at December 31, 2013, of which 3,960,002 were exercisable.

(5)	At December 31, 2013, the weighted average remaining contractual term of options outstanding and options exercisable was 5.7 years and 4.7 years, respectively.

(6)	The total fair value of the stock options that vested and became exercisable during 2013, 2012 and 2011, based on grant-date fair value, was $4.7 million, $2.2 million and $1.3 million, respectively.
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
The following assumptions were used to value the 2013 and 2012 stock option awards as of the grant dates:

	2013		2012		2011
	Black-Scholes	Binomial	Black-Scholes	Binomial	Black-Scholes	Binomial
Risk-free interest rate	2.32%	0.24 - 3.56%	1.20 – 1.60%	0.70% – 3.06%	1.57%	0.35% – 2.74%
Expected stock price volatility (1)	44%	33 - 44%	40% – 42%	6.87% – 42%	41%	30% – 41%
Expected dividend yield	—	—	—	—	—	—
Expected option life (in years) (2)	6.50	4.50 - 5.75	6.50	4.50 – 6.50	6.50	4.25 – 5.75
Contractual life (in years)	—	10	—	10	—	10
Fair value	$24.32	$18.04 - 21.38	$6.49 – $10.48	$3.41 – $8.87	$5.51	$4.66 – $4.09

(1)	We estimate volatility based on the historical volatility of Ocwen’s common stock over the most recent period that corresponds with the estimated expected life of the option.

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

The following table sets forth equity-based compensation related to stock options and stock awards and the related excess tax benefit for the years ended December 31:

	2013	2012	2011
Equity-based compensation expense:
Stock option awards	$5,388	$2,776	$926
Stock awards	260	158	—
Excess tax benefit related to share-based awards	21,244	11,031	2,142
As of December 31, 2013, unrecognized compensation costs related to non-vested stock options amounted to $15.7 million, which will be recognized over a weighted-average remaining requisite service period of 2.01 years years.

Note 25 — Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. A brief description of our current business segments is as follows:
Servicing. This segment is primarily comprised of our core residential servicing business. We provide residential and commercial mortgage loan servicing, special servicing and asset management services. We earn fees for providing these services to owners of the mortgage loans and foreclosed real estate. In most cases, we provide these services either because we purchased the MSRs from the owner of the mortgage, retained the MSRs on the sale of residential mortgage loans or because we entered into a subservicing or special servicing agreement with the entity that owns the MSR. Our residential servicing portfolio includes conventional, government insured and non-Agency loans. Non-Agency loans include subprime loans which represent residential loans that generally did not qualify under GSE guidelines or have subsequently become delinquent.
Lending. The Lending segment is focused on originating and purchasing conventional and government insured residential forward and reverse mortgage loans mainly through our correspondent lending arrangements. We also commenced a direct lending business to pursue refinancing opportunities from our existing portfolio, where permitted. The loans are typically sold shortly after origination into a liquid market on a servicing retained basis.
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

Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
For the year ended December 31, 2013
Revenue (1) (2)	$1,895,921	$120,899	$22,092	$(639)	$2,038,273
Operating expenses (1) (3)	1,096,084	98,194	107,188	(172)	1,301,294
Income (loss) from operations	799,837	22,705	(85,096)	(467)	736,979
Other income (expense):
Interest income	1,599	16,295	4,461	—	22,355
Interest expense	(398,733)	(13,508)	(601)	—	(412,842)
Other (1) (2)	(28,292)	10,132	6,424	467	(11,269)
Other income (expense), net	(425,426)	12,919	10,284	467	(401,756)
Income (loss) before income taxes	$374,411	$35,624	$(74,812)	$—	$335,223

For the year ended December 31, 2012
Revenue (1) (2)	$840,630	$356	$5,122	$(905)	$845,203
Operating expenses (1) (3)	344,315	409	19,667	(484)	363,907
Income (loss) from operations	496,315	(53)	(14,545)	(421)	481,296
Other income (expense):
Interest income	9	309	8,011	—	8,329
Interest expense	(221,948)	(514)	(993)	—	(223,455)
Other (1) (2)	(13)	—	(9,070)	421	(8,662)
Other income (expense), net	(221,952)	(205)	(2,052)	421	(223,788)
Income (loss) before income taxes	$274,363	$(258)	$(16,597)	$—	$257,508

For the year ended December 31, 2011
Revenue (1) (2)	$494,834	$—	$2,346	$(1,289)	$495,891
Operating expenses (1) (3) (4)	231,201	—	8,971	(625)	239,547
Income (loss) from operations	263,633	—	(6,625)	(664)	256,344
Other income (expense):
Interest income	110	—	8,766	—	8,876
Interest expense	(132,574)	—	(196)	—	(132,770)
Other (1) (2)	4,711	—	(14,830)	664	(9,455)
Other income (expense), net	(127,753)	—	(6,260)	664	(133,349)
Income (loss) before income taxes	$135,880	$—	$(12,885)	$—	$122,995

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
December 31, 2013	$6,241,757	$1,195,812	$436,201	$—	$7,873,770

December 31, 2012	$4,575,489	$476,434	$634,039	$—	$5,685,962

December 31, 2011	$4,301,371	$—	$426,653	$—	$4,728,024

(1)	Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered.

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

(3)	Depreciation and amortization expense are as follows:

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
For the year ended December 31, 2013:
Depreciation expense	$13,525	$320	$10,400	$24,245
Amortization of MSRs	282,526	255	—	282,781
Amortization of debt discount	1,412	—	—	1,412
Amortization of debt issuance costs – SSTL	4,395	—	—	4,395

For the year ended December 31, 2012:
Depreciation expense	$1,469	$8	$4,243	$5,720
Amortization of MSRs	72,897	—	—	72,897
Amortization of debt discount	3,259	—	—	3,259
Amortization of debt issuance costs – SSTL	3,718	—	—	3,718

For the year ended December 31, 2011:
Depreciation expense	$2,410	$—	$1,750	$4,160
Amortization of MSRs	42,996	—	—	42,996
Amortization of debt discount	8,853	—	—	8,853
Amortization of debt issuance costs – SSTL	9,764	—	—	9,764

(4)	Operating expenses for 2011 include non-recurring transaction-related expenses associated with the Litton Acquisition of $50.3 million recorded in the Servicing segment.

Note 26 — Related Party Transactions
Relationship with Executive Chairman of the Board of Directors
Ocwen’s Executive Chairman of the Board of Directors, William C. Erbey, also serves as Chairman of the Board of Altisource, HLSS, Altisource Residential Corporation (Residential) and Altisource Asset Management Corporation (AAMC). As a result, he has obligations to Ocwen as well as to Altisource, HLSS, Residential and AAMC. As of December 31, 2013, Mr. Erbey owned or controlled approximately 13% of the common stock of Ocwen, approximately 26% of the common stock of Altisource, approximately 1% of the common stock of HLSS, approximately 27% of the common stock of AAMC and approximately 5% of the common stock of Residential. At December 31, 2013, Mr. Erbey also held 4,620,498 options to purchase Ocwen common stock, of which 2,845,498 were exercisable, and he held 873,501 options to purchase Altisource common stock, 291,167 options to purchase Residential common stock and 87,350 options to purchase AAMC common stock, all of which were exercisable.
During 2012, Mr. Erbey relocated to St. Croix, USVI to serve as Chairman and CEO of OMS. On August 21, 2012, the Ocwen Board of Directors approved Ocwen’s purchase of Mr. Erbey’s residence in Atlanta, Georgia, for his cost-basis in the home of $6.5 million. The transaction is consistent with Ocwen’s standard senior executive relocation policy and practice. We have classified our investment in this property as real estate held for sale, a component of Other assets. We account for the excess of cost over fair value (less costs to sell) as a valuation allowance and include changes in the valuation allowance in Loss on loans held for sale, net.
Relationship with Altisource
On August 10, 2009, Ocwen completed the distribution of its Ocwen Solutions (OS) line of business (the Separation) via the spin-off of Altisource, a separate publicly traded company. OS consisted primarily of Ocwen’s former unsecured collections business, residential fee-based loan processing businesses and technology platforms. Since the spin-off, our relationship has been governed by a number of agreements that set forth the terms of our business with Altisource.
On August 10, 2012 and November 1, 2012, OMS and Ocwen each entered into a Support Services Agreement with Altisource setting forth certain services that we and Altisource will provide to each other, in such areas as human resources, vendor management, corporate services, six sigma, quality assurance, quantitative analytics, treasury, accounting, tax matters, risk management, strategic planning and compliance. These Support Services Agreements run through September 2018 and
October 2017, respectively, with automatic one-year renewals thereafter.
On August 10, 2009 and October 1, 2012, Ocwen and OMS each entered into a Services Agreement, a Technology Products Services Agreement, an Intellectual Property Agreement and a Data Center and Disaster Recovery Services Agreement. Under the Services Agreements, Altisource provides various business process outsourcing services, such as valuation services and property preservation and inspection services, among other things. Altisource provides certain technology products and support services under the Technology Products Services Agreements and the Data Center and Disaster Recovery Services Agreements. These agreements expire August 31, 2025 In addition, under a Data Access and Services Agreement, we agreed to make available to Altisource certain data from Ocwen’s servicing portfolio in exchange for a per asset fee.
In connection with our March 29 and April 12, 2013, sales of the Homeward and ResCap diversified fee-based businesses to Altisource, we agreed to expand the terms of our business with Altisource to apply to the services Altisource provides as they relate to the Homeward and ResCap businesses and further (i) to establish Altisource as the exclusive provider, except as prohibited by law, of such services as they relate to the Homeward and ResCap businesses and (ii) not to establish similar fee-based businesses (or establish relationships with other companies engaged in the line of similar fee-based businesses) that would directly or indirectly compete with diversified fee-based businesses as they relate to the Homeward and ResCap businesses. In addition, we agreed that Ocwen and all of its subsidiaries and affiliates will market and promote the utilization of Altisource’s services to their various third-party relationships. Finally, we and Altisource agreed to use commercially reasonable best efforts to ensure that the loans associated with the ResCap business are boarded onto Altisource’s mortgage servicing platform (REALServicing). The cash consideration paid by Altisource to Ocwen in connection with the sales of the Homeward and ResCap diversified fee-based businesses totaled $87.0 million and $128.8 million, respectively. See Note 3 — Business Acquisitions for additional information..Certain services provided by Altisource under these contracts are charged to the borrower and/or investor. Accordingly, such services, while derived from our loan servicing portfolio, are not reported as expenses by Ocwen. These services include residential property valuation, residential property preservation and inspection services, title services and real estate sales.
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
In addition to the agreements discussed above, we entered into an agreement in 2010 to sublease from Altisource our principal executive office space in Atlanta, Georgia. We have also sold certain equipment to Altisource that we acquired in connection with business acquisitions we completed in recent years. These assets consisted primarily of computer hardware and software and furniture and fixtures and were sold for cash proceeds equal to the acquisition fair value, as adjusted. As a result, we recognized no gain or loss on these sales.
As disclosed in Note 3 — Business Acquisitions, on March 31, 2013, we acquired from Altisource its 49% equity interest in Correspondent One, a company that facilitates the purchase of conventional and government insured residential mortgages from approved mortgage originators and resells the mortgages to secondary market investors. As of December 31, 2012, Ocwen had invested $13.4 million in Correspondent One.
On December 27, 2012, we entered into a senior unsecured term loan facility agreement (the Unsecured Loan Agreement) with Altisource and borrowed $75.0 million. The proceeds of this loan were used to fund a portion of the Homeward Acquisition. Borrowings under the Unsecured Loan Agreement bore interest at a rate equal to the one-month Eurodollar Rate (1-Month LIBOR) plus 675 basis points with a Eurodollar Rate floor of 150 basis points. We recognized interest expense of $0.8 million and $0.1 million on this loan in 2013 and 2012, respectively. In February 2013, we repaid this loan in full.
Relationship with HLSS
Ocwen and HLSS Management entered into an agreement to provide to each other certain professional services including valuation analysis of potential MSR acquisitions, treasury management services and other similar services, legal, licensing and regulatory compliance support services, risk management services and other similar services.
As disclosed in Note 4 — Sales of Advances and MSRs, Ocwen has sold to HLSS certain Rights to MSRs and related servicing advances. We also entered into a subservicing agreement with HLSS on February 10, 2012, which was amended on October 1, 2012, under which OLS will subservice the MSRs after legal ownership of the MSRs has been transferred to HLSS. On February 4, 2014, we amended various sale and servicing supplements that we had entered into with HLSS. See Note 30 — Subsequent Events for additional information.

Relationship with Residential
On December 21, 2012, we entered into a 15-year servicing agreement with Altisource Residential, L.P., the operating partnership of Residential, pursuant to which Ocwen will service residential mortgage loans acquired by Residential and provide loan modification, assisted deed-in-lieu, assisted deed-for-lease and other loss mitigation programs.
On February 14, 2013, we sold a pool of non-performing residential mortgage loans to Altisource Residential, L.P. pursuant to a Master Mortgage Loan Sale Agreement. The aggregate purchase price for the pool of loans was $64.4 million and the gain recognized by Ocwen on the sale was not significant.
Relationship with AAMC
On December 31, 2013, we entered into a support services agreement with AAMC pursuant to which we will provide business development, analytical and consulting and administrative services to AAMC. The support services agreement may be terminated by either party with a month’s prior notice.
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
Relationship with Former Owner of Homeward
As consideration for the Homeward Acquisition, Ocwen paid an aggregate purchase price of $765.7 million, of which $603.7 million was paid in cash and $162.0 million was paid in 162,000 Preferred Shares issued to certain private equity funds managed by WL Ross & Co. LLC (the Funds), that pay a dividend of 3.75% per annum on a quarterly basis. Each Preferred Share, together with any accrued and unpaid dividends, may be converted at the option of the holder into shares of Ocwen common stock at a conversion price equal to $31.79. Mr. Ross is the Chairman and Chief Executive Officer of WL Ross & Co. LLC and Invesco Private Capital, Inc. and the managing member of El Vedado, LLC, each of which directly or indirectly controls or manages the Funds. Mr. Ross became a director of Ocwen in March 2013. On September 23, 2013, the Funds exercised their right to convert 100,000 of the Preferred Shares into 3,145,640 of common stock. On the same date, Ocwen repurchased the shares of common stock from the Funds for $157.9 million.
The following table summarizes revenues and expenses related to the various service agreements with Altisource and its subsidiaries and HLSS for the years ended December 31 and net amounts receivable or payable:

	2013	2012	2011
Revenues and Expenses:
Altisource:
Revenues	$22,739	$16,532	$12,242
Expenses	55,119	28,987	23,226
HLSS:
Revenues	$631	$195	$—
Expenses	2,018	2,432	—
AAMC
Revenues	$1,238	$—	$—
Residential
Revenues	$2,436	$—	$—

	December 31, 2013	December 31, 2012
Net Receivable (Payable)
Altisource	$(3,843)	$(5,971)
HLSS	(59,505)	(25,524)
AAMC	943	—
Residential	50	—
	$(62,355)	$(31,495)

Note 27 — Regulatory Requirements
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the Consumer Financial Protection Bureau (CFPB), the Federal Trade Commission (FTC), the Securities and Exchange Commission (SEC) and various state agencies that license, audit and conduct examinations of our mortgage servicing, origination and collection activities. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to our policies, procedures and practices regarding our mortgage servicing, origination and collection activities. In addition, the GSEs and their regulator, the Federal Housing Finance Authority (FHFA), Ginnie Mae, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
As a result of the current regulatory environment, we have faced and expect to continue to face increased regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and the regulatory changes that we are facing.  We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers and clients.
We must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act and, more recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and state foreclosure laws. These statutes apply to loan origination, debt collection, use of credit reports, safeguarding of non−public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated or amended. The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential real estate lenders and servicers.
On July 21, 2010, the Dodd-Frank Act was signed into law by President Obama. The Dodd-Frank Act constitutes a sweeping reform of the regulation and supervision of financial institutions, as well as the regulation of derivatives, capital market activities and consumer financial services. Many provisions of the Dodd-Frank Act must be implemented through rule making by the appropriate federal regulatory agency and will take effect over several years. The ultimate impact of the Dodd-Frank Act and its effects on our business will, therefore, not be fully known for an extended period of time.
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
The CFPB directly affects the regulation of residential mortgage servicing in a number of ways. First, the CFPB has rule making authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA and RESPA. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans. Accordingly, we are subject to supervision, examination and enforcement by the CFPB.
On January 17, 2013, the CFPB issued a set of new rules under the Dodd-Frank Act that will require mortgage servicers to (i) warn borrowers before any interest rate adjustments on their mortgages and provide alternatives for borrowers to consider, (ii) provide monthly mortgage statements that explicitly breakdown principal, interest, fees, escrow and due dates, (iii) provide options for avoiding lender-placed (or “forced-placed”) insurance, (iv) provide early outreach to borrowers in danger of default regarding options to avoid foreclosure, (v) provide that payments be credited to borrower accounts the day they are received, (vi) require that borrower account records be kept current, (vii) provide borrowers with increased accessibility to servicing staff and records and (viii) investigate errors within 30 days and improve staff accessibility to consumers, among other things. The new rules took effect on January 10, 2014 and have caused us to modify servicing processes and procedures and to incur additional costs in connection therewith.
Title XIV of the Dodd-Frank Act contains the Mortgage Reform and Anti-Predatory Lending Act (Mortgage Act). The Mortgage Act imposes a number of additional requirements on servicers of residential mortgage loans, such as OLS, by amending certain existing provisions and adding new sections to TILA and RESPA. The penalties for noncompliance with

TILA and RESPA are also significantly increased by the Mortgage Act and could lead to an increase in lawsuits against mortgage servicers.
The Mortgage Act prevents servicers of residential mortgage loans from taking certain actions, including the following:

•	force-placing insurance, unless there is a reasonable belief that the borrower has failed to comply with a contractual requirement to maintain insurance;

•	charging a fee for responding to a valid qualified written request;

•	failing to take timely action to respond to the borrower’s request to correct errors related to payment, payoff amounts, or avoiding foreclosure;

•	failing to respond within ten (10) business days of a request from the borrower to provide contact information about the owner or assignee of loan; and

•	failing to return an escrow balance or provide a credit within twenty (20) business days of a residential mortgage loan being paid off by the borrower.
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
We expect to continue to incur substantial ongoing operational and system costs in order to comply with these new laws and regulations. Furthermore, there may be additional federal or state laws enacted that place additional obligations on servicers and originators of residential mortgage loans.
There are a number of foreign laws and regulations that are applicable to our operations in India, Uruguay and The Philippines, including acts that govern licensing, employment, safety, taxes, insurance and the laws and regulations that govern the creation, continuation and the winding up of companies as well as the relationships between shareholders, our corporate entities, the public and the government in these countries. Non-compliance with the laws and regulations of India, Uruguay or The Philippines could result in (i) restrictions on our operations in these counties, (ii) fines, penalties or sanctions or (iii) reputational damage.
Capital Requirements
Our Homeward, OLS and Liberty subsidiaries are licensed to originate and/or service forward and reverse mortgage loans in the jurisdictions in which they operate. The licensed entities are subject to minimum net worth requirements in connection with these licenses. These minimum net worth requirements are unique to each state and type of license. Failure to meet these minimum capital requirements can result in the initiation of certain mandatory actions by federal, state, and foreign agencies that could have a material effect on our results of operations and financial condition. The most restrictive of these requirements is based on the outstanding UPB of our owned and subserviced portfolio and was $862.8 million at December 31, 2013. Our licensed subsidiaries were in compliance with all of their capital requirements at December 31, 2013.
Homeward, OLS and Liberty are also parties to seller/servicer agreements with one or more of the GSEs, FHA, VA and Ginnie Mae. These seller/servicer agreements contain financial covenants that include capital requirements related to tangible net worth, as defined in each agreement, as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met, the counterparty may, at its option, utilize a variety of remedies ranging from sanctions or suspension to termination of the seller/servicer agreements, which would prohibit future originations or securitizations of forward or reverse mortgage loans or being an approved seller/servicer. We were in compliance with these net worth requirements at December 31, 2013,

Note 28 — Commitments and Contingencies
Litigation Contingencies
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
On January 18, 2012, OLS received a subpoena from the NY DFS requesting documents regarding OLS’ policies, procedures and practices regarding lender-placed or “force-placed” insurance which is required to be provided for borrowers who allow their hazard insurance policies to lapse. Separately, on December 5, 2012, we entered into a Consent Order with the NY DFS in which we agreed to the appointment of a Monitor to oversee our compliance with an Agreement on Servicing Practices. The Monitor began its work in 2013, and we continue to cooperate with the Monitor. We devote substantial resources to regulatory compliance, and we incur, and expect to continue to incur, significant ongoing costs with respect to compliance in connection with the Agreement on Servicing Practices and the work of the Monitor. In early February 2014, the NY DFS requested that Ocwen put an indefinite hold on an acquisition from Wells Fargo Bank, N.A. (Wells Fargo) of MSRs and related servicing advances relating to a portfolio of approximately 184,000 loans with a UPB of approximately $39.0 billion (see Note 30 — Subsequent Events below). The NY DFS expressed an interest in evaluating further our ability to handle more servicing. We have agreed to place the transaction on indefinite hold. We are cooperating with the NY DFS on this matter.
On February 9, 2012, HUD, attorneys general representing 49 states and the District of Columbia and other agencies announced a $25 billion settlement (the National Mortgage Settlement) with the five largest mortgage servicers – Bank of America Corporation, JP Morgan Chase & Co., Wells Fargo & Company, Citigroup Inc. and Ally Financial Inc. (formerly GMAC) – regarding servicing and foreclosure issues. In addition to assessing monetary penalties which are required to be used to provide financial relief to borrowers (including refinancing and principal write-downs), the National Mortgage Settlement requires that these servicers implement changes in how they service mortgage loans, handle foreclosures and provide information to bankruptcy courts. As part of the ResCap Acquisition, OLS is required to service the ResCap loans in accordance with the requirements of the National Mortgage Settlement, although OLS is not responsible for any payment, penalty or financial obligation, including but not limited to providing Ally’s share of financial relief to borrowers under that settlement.
On December 19, 2013, we reached an agreement, which was subject to court approval, involving the CFPB and various state attorneys general and other state agencies that regulate the mortgage servicing industry (Regulators). On February 26, 2014, the United States District Court for the District of Columbia entered a consent judgment approving the agreement. The agreement has four key elements:

•
A commitment by Ocwen to service loans in accordance with specified servicing guidelines and to be subject to oversight by an independent national monitor for three years. Ocwen is presently subject to substantially the same guidelines and oversight with respect to the portion of its servicing portfolio acquired from ResCap in early 2013.

•
A payment of $127.3 million, which includes a fixed amount for administrative expenses, to a consumer relief fund to be disbursed by an independent administrator to eligible borrowers. Pursuant to indemnification and loss sharing provisions of applicable acquisition documents, approximately half of this consumer relief fund payment is to be funded by the former owners of certain servicing portfolios previously acquired by Ocwen and integrated into Ocwen’s servicing platform. Ocwen established a reserve of $66.9 million with respect to its portion of the payment into the consumer relief fund. This reserve is expected to cover all of Ocwen’s portion of the consumer relief fund payment.

•
A commitment by Ocwen to continue its principal forgiveness modification programs to delinquent and underwater borrowers, including underwater borrowers at imminent risk of default, in an aggregate amount of at least $2 billion over three years. These and all of Ocwen’s other loan modifications are designed to be sustainable for homeowners while providing a net present value for loan investors that is superior to that of foreclosure. Principal forgiveness as part of a loan modification is determined on a case-by-case basis in accordance with the applicable servicing agreement. Principal forgiveness does not involve an expense to Ocwen other than the operating expense incurred in arranging the modification, which is part of Ocwen’s role as loan servicer.

•
Ocwen and the former owners of certain of the acquired servicing portfolios will receive from the Regulators comprehensive releases, subject to certain exceptions, from liability with respect to residential mortgage servicing, modification and foreclosure practices.

One or more of the foregoing regulatory actions or our failure to comply with the commitments we have made with respect to such regulatory actions or other regulatory actions in the future against us of a similar or different nature could cause us to incur fines, penalties, settlement costs, damages, legal fees or other charges in material amounts or could impose additional requirements or restrictions on our activities. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition and results of operations.
In addition to these matters, Ocwen receives periodic inquires, both formal and informal in nature, from various federal and state agencies as part of those agencies’ oversight of our mortgage servicing, origination and collection activities. Such ongoing inquiries, including those into servicer foreclosure processes, could result in additional actions by state or federal governmental bodies, regulators or the courts with respect to our mortgage servicing, origination and collection activities and could result in an extension of foreclosure timelines, which may be applicable generally to the servicing industry or to us in particular. In addition, a number of our match funded advance facilities contain provisions that limit the eligibility of advances to be financed based on the length of time that advances are outstanding, and two of our match funded advance facilities have provisions that limit new borrowings if average foreclosure timelines extend beyond a certain time period, either of which, if such provisions applied, could adversely affect liquidity by reducing our average effective advance rate. Increases in the amount of advances and the length of time to recover advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for advances could result in increased borrowings, reduced cash and higher interest expense which could negatively impact our liquidity and profitability.
Loan Put-Back and Related Contingencies
Ocwen has been a party to loan sales and securitizations dating back to the 1990s.  The majority of securities issued in these transactions has been retired and is not subject to put-back risk. There is one remaining securitization with an original UPB of approximately $200.0 million where Ocwen provided representations and warranties, and the loans were originated in the last decade.  Ocwen performed due diligence on each of the loans included in this securitization. The outstanding UPB of this securitization was $36.0 million at December 31, 2013, and the outstanding balance of the notes was $35.9 million. Ocwen is not aware of any inquiries or claims regarding loan put-backs for any transaction where we made representations and warranties. We do not expect loan put-backs, if any, in these transactions to result in any material change to our financial position, operating results or liquidity.
Homeward’s contracts with purchasers of originated loans contain provisions that require indemnification or repurchase of the related loans under certain circumstances. Additionally, in one of the servicing contracts that Homeward acquired in 2008 from Freddie Mac, Homeward assumed the origination representations and warranties even though it did not originate the loans. While the language in the purchase contracts varies, they contain provisions that require Homeward to indemnify purchasers of related loans or repurchase such loans if:

•	representations and warranties concerning loan quality, contents of the loan file or loan underwriting circumstances are inaccurate;

•	adequate mortgage insurance is not secured within a certain period after closing;

•	a mortgage insurance provider denies coverage; or

•	there is a failure to comply, at the individual loan level or otherwise, with regulatory requirements.
We believe that, as a result of the current market environment, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and under which such purchasers would benefit from enforcing any indemnification rights and repurchase remedies they may have.
As our lending business grows, we expect that our exposure to indemnification risks and repurchase requests is likely to increase. If home values were to decrease, our realized loan losses from loan repurchases and indemnifications may increase as well. As a result, our reserve for repurchases may increase beyond our current expectations. If we are required to indemnify or repurchase loans that we originate and sell, and where we have assumed this risk on loans that we service, as discussed above, in either case resulting in losses that exceed our related reserve, our business, financial condition and results of operations could be adversely affected.
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

We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities and our acquisitions to the extent we assume one or more of these obligations and in connection with our servicing practices. At December 31, 2013, we had provided or assumed representation and warranty obligations in connection with $89.1 billion of UPB, covering both forward and reverse mortgage loans. At December 31, 2013, we had outstanding representation and warranty repurchase demands of $158.8 million UPB (753 loans). We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for indemnification obligations for the year ended December 31, 2013, including representation and warranty obligations and compensatory fees for foreclosures that may ultimately exceed investor timelines:

Balance at December 31, 2012	$38,140
Provision for representation and warranty obligations	18,154
New production reserves	1,325
Obligations assumed in connection with MSR and servicing business acquisitions	190,658
Charge-offs and other (1)	(55,561)
Balance at December 31, 2013	$192,716

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and related claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at December 31, 2013.
Lease Commitments
We lease certain of our premises and equipment under non-cancelable operating leases with terms expiring through 2018 exclusive of renewal option periods. Our annual aggregate minimum rental commitments under these leases are summarized as follows:

2014	$19,798
2015	20,087
2016	18,331
2017	11,249
2018	4,453
Thereafter	—
Total minimum lease payments	$73,918
In connection with business acquisitions we completed in recent years, we assumed the obligation for the lease agreements associated with certain facilities. The rental commitments in the table above for operating leases include the remaining amounts due through the earlier of the lease expiration date or the early termination date.
We sublease from Altisource 2,094 square feet of space as our principal executive office in Atlanta, Georgia. Under the terms of the agreement, Ocwen is responsible for monthly base rent plus a proportionate amount of maintenance costs and other shared services. The sublease is in effect through October 2014.
We converted rental commitments for our facilities outside the U.S. to U.S. dollars using exchange rates in effect at December 31, 2013. Rent expense for 2013, 2012 and 2011 was $27.4 million, $14.7 million and $5.6 million, respectively.

Note 29 — Quarterly Results of Operations (Unaudited)

	Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenue	$555,955	$531,240	$544,812	$406,266
Operating expenses (1)	340,876	346,260	371,508	242,650
Income from operations	215,079	184,980	173,304	163,616
Other expense	(94,976)	(108,705)	(85,794)	(112,281)
Income before income taxes	120,103	76,275	87,510	51,335
Income tax expense	14,824	9,273	10,789	6,188
Net income	105,279	67,002	76,721	45,147
Preferred stock dividends	(581)	(1,446)	(1,519)	(1,485)
Deemed dividend related to beneficial conversion feature of preferred stock	(416)	(4,401)	(1,086)	(1,086)
Net income attributable to Ocwen common stockholders	$104,282	$61,155	$74,116	$42,576

Earnings per share attributable to Ocwen common stockholders
Basic	$0.77	$0.45	$0.55	$0.31
Diluted	$0.74	$0.44	$0.53	$0.31

	Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenue	$236,590	$232,700	$211,381	$164,532
Operating expenses	99,097	92,793	85,904	86,113
Income from operations	137,493	139,907	125,477	78,419
Other expense	(61,014)	(59,161)	(55,313)	(48,300)
Income before income taxes	76,479	80,746	70,164	30,119
Income tax expense	11,138	29,346	25,331	10,770
Net income	65,341	51,400	44,833	19,349
Preferred stock dividends	(85)	—	—	—
Deemed dividend related to beneficial conversion feature of preferred stock	(60)	—	—	—
Net income attributable to Ocwen common stockholders	$65,196	$51,400	$44,833	$19,349

Earnings per share attributable to Ocwen common stockholders
Basic	$0.48	$0.38	$0.33	$0.15
Diluted	$0.47	$0.37	$0.32	$0.14

(1)
Operating expenses for the second quarter of 2013 include a $52.8 million charge recorded in connection with an agreement with the CFPB, various state attorneys general and other agencies regarding certain foreclosure-related matters. See Note 28 — Commitments and Contingencies for additional information regarding this agreement.

Note 30 — Subsequent Events
On January 22, 2014, we announced that we had entered into an agreement to acquire MSRs and related servicing advances from Wells Fargo. The portfolio of approximately 184,000 loans with a UPB of approximately $39.0 billion consists primarily of non-Agency residential mortgage loans. We recorded a $10.0 million good faith deposit at December 31, 2013 in connection with this transaction. An additional $15.0 million was deposited in escrow in January 2014. The transaction is subject to receipt of various approvals and consents and other customary closing requirements. In early February 2014, the NY DFS requested that Ocwen put an indefinite hold on the acquisition from Wells Fargo. The NY DFS expressed an interest in evaluating further our ability to handle more servicing. We have agreed to place the transaction on indefinite hold. We are cooperating with the NY DFS on this matter.
On February 4, 2014, we finalized amendments to various sale supplements and servicing supplements entered into in connection with a Master Servicing Rights Purchase Agreement (MSRPA) dated as of October 1, 2012, and Master Subservicing Agreement dated as of October 1, 2012, with HLSS. Each of these amendments is effective as of October 1, 2013. In connection with the amendments to the supplements, if a mortgage loan included in a sale of Rights to MSRs is refinanced by us, the excess servicing fees and rights to MSRs related to the new mortgage loan are transferred to HLSS effective with the prepayment of the refinanced mortgage loan, subject to certain thresholds. The preceding applies only after the aggregate UPB of refinanced mortgage loans refinanced by us exceeds 0.5% of the aggregate UPB of all rights to MSRs sold to HLSS under the sale supplements measured as the current UPB of rights to MSRs as of the beginning of each calendar year plus the weighted average UPB of rights to MSRs sold during the year. In addition, the interest rate applied to Excess Servicing Advances, as defined in the MSRPA, was changed to one-month LIBOR plus 275 basis points.
On February 26, 2014, we issued $123.6 million of Ocwen Asset Servicing Income Series (OASIS), Series 2014-1 Notes (Notes) secured by Ocwen-owned MSRs relating to Freddie Mac mortgages of approximately $11.8 billion UPB (such mortgages, the reference pool). Noteholders are entitled to receive a monthly payment amount equal to the sum of: a) the designated servicing fee amount (21 basis points of the UPB of the reference pool); b) any termination payment amounts; c) any excess refinance amounts; and d) the note redemption amounts, each as defined in the indenture supplement for the Notes. The Notes have a final stated maturity of February 2028. This transaction is recorded as a financing and mitigates our match-funding risk as a result of prepayments as the noteholders’ payments vary over the life of the Notes based on the duration of the underlying Freddie Mac MSRs.
As disclosed in Note 28 — Commitments and Contingencies, on December 19, 2013, we reached an agreement, which was subject to court approval, involving the CFPB and various state attorneys general and other state agencies that regulate the mortgage servicing industry. On February 26, 2014, the United States District Court for the District of Columbia entered a consent judgment approving the agreement.