Form 10-Q
period 2014-03-31
OCWEN FINANCIAL CORP
filed 2014-05-02
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of April 30, 2014: 134,879,998 shares

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
These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from expected results. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and the following:

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
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the Securities and Exchange Commission (SEC) including our Annual Report on Form 10-K for the year ended December 31, 2013 and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they were made and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to update or revise forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2014	December 31, 2013
Assets
Cash	$242,386	$178,512
Mortgage servicing rights ($110,826 and $116,029 carried at fair value)	2,040,355	2,069,381
Advances	937,926	890,832
Match funded advances	2,655,854	2,552,383
Loans held for sale ($338,228 and $503,753 carried at fair value)	383,703	566,660
Loans held for investment - reverse mortgages, at fair value	923,464	618,018
Goodwill	420,201	420,201
Receivables, net	182,724	152,516
Deferred tax assets, net	118,156	116,558
Premises and equipment, net	51,553	53,786
Other assets	229,105	309,143
Total assets	$8,185,427	$7,927,990

Liabilities, Mezzanine Equity and Equity
Liabilities
Match funded liabilities	$2,361,662	$2,364,814
Financing liabilities ($870,462 and $615,576 carried at fair value)	1,693,147	1,284,229
Other secured borrowings	1,633,999	1,777,669
Other liabilities	560,615	644,595
Total liabilities	6,249,423	6,071,307

Commitments and Contingencies (Note 21)

Mezzanine Equity
Series A Perpetual Convertible Preferred stock, $.01 par value; 200,000 shares authorized; 62,000 shares issued and outstanding at March 31, 2014 and December 31, 2013; redemption value $62,000 plus accrued and unpaid dividends	60,776	60,361

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 135,365,174 and 135,176,271 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,354	1,352
Additional paid-in capital	819,362	818,427
Retained earnings	1,061,543	986,694
Accumulated other comprehensive loss, net of income taxes	(9,542)	(10,151)
Total Ocwen stockholders’ equity	1,872,717	1,796,322
Non-controlling interest in subsidiaries	2,511	—
Total equity	1,875,228	1,796,322
Total liabilities, mezzanine equity and equity	$8,185,427	$7,927,990

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2014	2013
Revenue
Servicing and subservicing fees	$490,459	$369,309
Gain on loans held for sale, net	43,987	6,749
Other revenues	16,815	30,601
Total revenue	551,261	406,659

Operating expenses
Compensation and benefits	105,637	94,626
Amortization of mortgage servicing rights	62,094	47,883
Servicing and origination	43,947	23,913
Technology and communications	36,976	30,012
Professional services	21,398	14,065
Occupancy and equipment	32,051	18,249
Other operating expenses	47,091	14,778
Total operating expenses	349,194	243,526

Income from operations	202,067	163,133

Other income (expense)
Interest expense	(122,616)	(93,416)
Gain (loss) on debt redemption	2,253	(17,030)
Other, net	7,256	(1,352)
Total other expense, net	(113,107)	(111,798)

Income before income taxes	88,960	51,335
Income tax expense	13,129	6,188
Net income	75,831	45,147
Net loss attributable to non-controlling interests	15	—
Net income attributable to Ocwen stockholders	75,846	45,147
Preferred stock dividends	(581)	(1,485)
Deemed dividends related to beneficial conversion feature of preferred stock	(416)	(1,086)
Net income attributable to Ocwen common stockholders	$74,849	$42,576

Earnings per share attributable to Ocwen common stockholders
Basic	$0.55	$0.31
Diluted	$0.54	$0.31

Weighted average common shares outstanding
Basic	135,227,067	135,638,567
Diluted	141,089,455	139,559,157

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Net income	$75,831	$45,147

Other comprehensive income (loss), net of income taxes:
Change in deferred gain (loss) on cash flow hedges arising during the year (1)	—	(4,126)
Reclassification adjustment for losses on cash flow hedges included in net income (2)	608	408
Net change in deferred loss on cash flow hedges	608	(3,718)
Other	1	39
Total other comprehensive income (loss), net of income taxes	609	(3,679)

Comprehensive income attributable to Ocwen stockholders	$76,440	$41,468

(1)	Net of tax benefit of $2.8 million for the three months ended March 31, 2013.

(2)
Net of tax (expense) of $(0.2) million and $(0.2) million for the three months ended March 31, 2014 and 2013, respectively. These losses are reclassified to Other, net on the unaudited Consolidated Statement of Operations. See Note 15 — Derivative Financial Instruments and Hedging Activities for additional information.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2013	135,176,271	$1,352	$818,427	$986,694	$(10,151)	$—	$1,796,322
Net income	—	—	—	75,846	—	(15)	75,831
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(416)	—	—	(416)
Preferred stock dividends ($9.38 per share)	—	—	—	(581)	—	—	(581)
Repurchase of common stock	(60,000)	(1)	(2,307)	—	—	—	(2,308)
Exercise of common stock options	244,000	3	1,036	—	—	—	1,039
Equity-based compensation	4,903	—	2,206	—	—	—	2,206
Non-controlling interest in connection with acquisition of controlling interest in Ocwen Structured Investments, LLC	—	—	—	—	—	2,526	2,526
Other comprehensive income, net of income taxes	—	—	—	—	609	—	609
Balance at March 31, 2014	135,365,174	$1,354	$819,362	$1,061,543	$(9,542)	$2,511	$1,875,228

Balance at December 31, 2012	135,637,932	$1,356	$911,942	$704,565	$(6,441)	$—	$1,611,422
Net income	—	—	—	45,147	—	—	45,147
Preferred stock dividends ($9.17 per share)	—	—	—	(1,485)	—	—	(1,485)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(1,086)	—	—	(1,086)
Equity-based compensation	5,715	—	1,353	—	—	—	1,353
Other comprehensive loss, net of income taxes	—	—	—	—	(3,679)	—	(3,679)
Balance at March 31, 2013	135,643,647	$1,356	$913,295	$747,141	$(10,120)	$—	$1,651,672

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$75,846	$45,147
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage servicing rights	62,094	47,883
Depreciation	5,540	4,513
Provision for bad debts	31,386	60
Gain on sale of loans	(43,987)	(6,749)
Realized and unrealized losses on derivative financial instruments	920	5,736
(Gain) loss on extinguishment of debt	(2,253)	17,030
Gain on valuation of mortgage servicing rights, at fair value	5,148	679
Origination and purchase of loans held for sale	(2,378,056)	(2,515,084)
Proceeds from sale and collections of loans held for sale	2,414,699	2,629,152
Changes in assets and liabilities:
Decrease in advances and match funded advances	13,434	186,420
Decrease (increase) in receivables and other assets, net (2)	48,437	(41,443)
(Decrease) increase in other liabilities	(41,170)	18,983
Other, net	21,000	9,614
Net cash provided by operating activities	213,038	401,941

Cash flows from investing activities
Cash paid to acquire ResCap Servicing Operations (a component of Residential Capital, LLC)	(54,220)	(2,097,821)
Net cash paid to acquire controlling interest in Ocwen Structured Investments, LLC	(7,833)	—
Net cash acquired in acquisition of Correspondent One S.A.	—	22,108
Purchase of mortgage servicing rights, net	(6,698)	(971)
Acquisition of advances in connection with the purchase of mortgage servicing rights	(83,942)	—
Acquisition of advances in connection with the purchase of loans	(60,482)	—
Proceeds from sale of advances and match funded advances	—	713,582
Net proceeds from sale of diversified fee-based businesses to Altisource Portfolio Solutions, SA	—	86,950
Origination of loans held for investment – reverse mortgages	(176,658)	—
Principal payments received on loans held for investment - reverse mortgages	14,030	—
Additions to premises and equipment	(3,308)	(4,201)
Other	891	1,300
Net cash used in investing activities	(378,220)	(1,279,053)

Cash flows from financing activities
(Repayment of) proceeds from match funded liabilities	(3,151)	450,239
Proceeds from other borrowings	1,497,669	3,778,876
Repayments of other borrowings	(1,670,159)	(2,985,417)
Payment of debt issuance costs – senior secured term loan	(175)	(24,048)
Proceeds from sale of mortgage servicing rights accounted for as a financing	123,551	100,737
Proceeds from sale of loans accounted for as a financing	226,626	—
Proceeds from sale of advances accounted for as a financing	55,702	—
Repurchase of common stock	(2,308)	—
Other	1,301	—
Net cash provided by financing activities	229,056	1,320,387

Net increase in cash	63,874	443,275
Cash at beginning of year	178,512	220,130
Cash at end of period	$242,386	$663,405

Supplemental business acquisition information - ResCap (1)
Fair value of assets acquired
Advances	$—	$(1,786,409)
Mortgage servicing rights	—	(401,314)
Premises and equipment	—	(16,423)
Goodwill	—	(211,419)
Receivables and other assets	—	(2,989)
	—	(2,418,554)
Fair value of liabilities assumed
Accrued expenses and other liabilities	—	74,625
Total consideration	—	(2,343,929)
Amount due to seller (2)	—	246,108
Cash paid	$—	$(2,097,821)

(1)
See Note 3 — Business Acquisitions for information regarding the acquisitions of Ocwen Structured Investments, LLC and Correspondent One S.A. during the three months ended March 31, 2014 and 2013, respectively.

(2)
Amount due seller includes $54,220 paid in 2014 for certain mortgage servicing rights and related servicing advances which we were obligated to acquire that were not settled as part of the initial closing.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Dollars in thousands, except per share data and unless otherwise indicated)

Note 1 — Description of Business and Basis of Presentation
Organization
Ocwen Financial Corporation (NYSE: OCN) (Ocwen, we, us and our) is a financial services holding company which, through its subsidiaries, is engaged in the servicing and origination of forward and reverse mortgage loans. Ocwen is headquartered in Atlanta, Georgia with offices throughout the United States (U.S.) and in the United States Virgin Islands (USVI) with support operations in India, the Philippines and Uruguay. Ocwen is a Florida corporation organized in February 1988.
Ocwen owns all of the common stock of its primary operating subsidiary, Ocwen Mortgage Servicing, Inc. (OMS), and directly or indirectly owns all of the outstanding stock of its other primary operating subsidiaries: Ocwen Loan Servicing, LLC (OLS), Ocwen Financial Solutions Private Limited, Homeward Residential, Inc. (Homeward), and Liberty Home Equity Solutions, Inc. (Liberty).
In 2013, we completed acquisitions of mortgage servicing rights (MSRs) and servicing advances from, among others, OneWest Bank, FSB (OneWest MSR Transaction) and Ally Bank, a wholly-owned subsidiary of Ally Financial Inc. (Ally), the indirect parent of Residential Capital, LLC (ResCap) (Ally MSR Transaction), and acquisitions of servicing and origination platforms, including Liberty Home Equity Solutions, Inc. (Liberty) through a stock purchase agreement (Liberty Acquisition) and certain assets and operations of ResCap pursuant to a plan under Chapter 11 of the Bankruptcy Code (ResCap Acquisition). See Note 3 — Business Acquisitions and Note 9 — Mortgage Servicing for additional information.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2014. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Reclassifications
Within the Total assets section of the unaudited Consolidated Balance sheet at December 31, 2013, we reclassified Debt service accounts of $129.9 million to Other assets to conform to the current year presentation.
Certain insignificant amounts in the unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2013 have been reclassified to conform to the current year presentation. These reclassifications had no impact on our consolidated cash flows.
Use of Estimates and AssumptionsThe preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the related disclosures in the accompanying notes. Such estimates and assumptions include, but are not limited to, those that relate to fair value measurements, the provision for potential losses that may arise from litigation proceedings, representation and warranty and other indemnification obligations and the valuation of goodwill. In developing estimates and assumptions, management uses all available information; however, actual results could materially differ because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes.
Change in Accounting Estimate
For servicing assets or liabilities that we account for using the amortization method, we amortize the balances in proportion to, and over the period of, estimated net servicing income (if servicing revenues exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). We determine estimated net servicing income using the estimated future balance of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and scheduled loan amortization. We adjust MSR amortization prospectively in response to changes in estimated projections of future cash flows. As a result of the significant growth and change in composition of our servicing portfolio, we determined that the estimated net servicing income has increased, primarily as a result of lower actual prepayment speeds. We accounted for this change in MSR amortization as a change in an accounting estimate beginning January 1, 2014. This change had the effect of reducing amortization expense and increasing both net income and earnings per share in our unaudited Consolidated Statement of Operations for the three months ended March 31, 2014 as follows:

Reduction in Amortization of mortgage servicing rights	$(25,998)

Increase in Net income attributable to Ocwen common stockholders	$22,755

Increase in Earnings per share attributable to Ocwen common stockholders:
Basic	$0.17
Diluted	$0.16
Recently Issued Accounting Standards
Investments—Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-01)
In January 2014, the FASB issued ASU 2014-01. This ASU permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the statement of operations as a component of income tax expense (benefit). The new standard is expected to enable more entities to qualify for the proportional amortization method than the number of entities that currently qualify for the effective yield method.
ASU 2014-01 will be effective for us on January 1, 2015 with early adoption permitted. We are currently evaluating the effect of adopting this standard effective January 1, 2015, but we do not anticipate that our adoption will have a material impact on our consolidated financial condition or results of operations.
Receivables—Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-04)
In January 2014, the FASB also issued ASU 2014-04. This ASU clarifies when an in substance repossession or foreclosure occurs such that the loan receivable should be derecognized and the real estate property recognized. An in substance repossession or foreclosure occurs upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.
ASU 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.
ASU 2014-04 will be effective for us on January 1, 2015 with early adoption permitted. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. We are currently evaluating the effect of adopting this standard effective January 1, 2015, but we do not anticipate that our adoption will have a material impact on our consolidated financial condition or results of operations.
Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08)
In April 2014, the FASB issued ASU 2014-08. ASU 2014-08 changes the criteria for reporting discontinued operations. Under this ASU, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. A business activity that upon acquisition qualifies as held for sale will also be a discontinued operation. The new standard no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal.
New disclosures under this ASU include the requirement to present in the statement of cash flows or disclose in a note either (i) total operating and investing cash flows for discontinued operations, or (ii) depreciation, amortization, capital expenditures, and significant operating and investing noncash items related to discontinued operations. Assets and liabilities of a discontinued operation that are classified as held for sale or disposed of in the current period must be reclassified for the comparative periods presented in the balance sheet.
ASU 2014-08 will be effective for us on January 1, 2015. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. We are currently evaluating the effect of adopting this standard effective January 1, 2015, but we do not anticipate that our adoption will have a material impact on our consolidated financial condition or results of operations.

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
We have determined that the special purpose entities (SPEs) created in connection with our match funded financing facilities are variable interest entities (VIEs) of which we are the primary beneficiary.
Securitizations of Residential Mortgage Loans
Currently, we securitize forward and reverse residential mortgage loans involving the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively the GSEs) and loans insured by the Federal Housing Authority (FHA) or Department of Veterans Affairs (VA). We retain the right to service these loans and receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees on the unaudited Consolidated Statements of Operations.
Transfers of Forward Loans
We sell or securitize forward loans that we originate or that we purchase from third parties, generally in the form of mortgage-backed securities guaranteed by the GSEs or the Government National Mortgage Association (Ginnie Mae). Securitization usually occurs within 30 days of loan closing or purchase. We retain servicing rights associated with the transferred loans and receive a servicing fee for services provided. We act only as a fiduciary and do not have a variable interest in the securitization trusts. As a result, we account for these transactions as sales upon transfer.
We report the gain or loss on the transfer of the loans held for sale in Gain on loans held for sale, net in the unaudited Consolidated Statement of Operations along with changes in fair value of the loans and the gain or loss on the related derivatives. See Note 15 — Derivative Financial Instruments and Hedging Activities for information on these derivative financial instruments. We include all changes in loans held for sale and related derivative balances in operating activities in the unaudited Consolidated Statement of Cash Flows.
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding during the three months ended March 31:

	2014	2013
Proceeds received from securitizations	$1,534,251	$2,576,792
Servicing fees collected	5,194	1,518
	$1,539,445	$2,578,310
In connection with these transfers, we recorded MSRs of $11.6 million and $28.7 million during the three months ended March 31, 2014 and 2013, respectively. We initially record the MSRs at fair value and subsequently account for them at amortized cost. See Note 9 — Mortgage Servicing for information relating to MSRs.
Certain obligations arise from agreements associated with our transfers of loans. Under these agreements, we may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor or insurer for losses incurred due to material breach of contractual representations and warranties. See Note 13 — Other Liabilities for further information.

The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss including the UPB of the transferred loans at the dates indicated:

	March 31, 2014	December 31, 2013
Carrying value of assets:
Mortgage servicing rights, at amortized cost	$49,219	$44,615
Mortgage servicing rights, at fair value	3,079	3,075
Advances and match funded advances	11,069	15,888
Unpaid principal balance of loans transferred (1)	6,497,814	5,641,277
Maximum exposure to loss	$6,561,181	$5,704,855

(1)	The UPB of the loans transferred is the maximum exposure to loss under our standard representations and warranties obligations.
At March 31, 2014 and December 31, 2013, 2.9% and 2.6%, respectively, of the transferred residential loans that we serviced were 60 days or more past due. During the three months ended March 31, 2014, there were no charge-offs, net of recoveries, associated with these transferred loans.
Transfers of Reverse Mortgages
We are an approved issuer of Ginnie Mae Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae. We originate Home Equity Conversion Mortgages (HECMs, or reverse mortgages) that are insured by the FHA. We then pool the loans into HMBS that we sell into the secondary market with servicing rights retained. We have determined that loan transfers in the HMBS program do not meet the definition of a participating interest because of the servicing requirements in the product that require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk and incidental credit risk. As a result, the transfers of the HECMs do not qualify for sale accounting, and we, therefore, account for these transfers as financings. Under this accounting treatment, the HECMs are classified as Loans held for investment - reverse mortgages, at fair value, on our unaudited Consolidated Balance Sheets. We record the proceeds from the transfer of assets as secured borrowings (HMBS-related borrowings) in Financing liabilities and recognize no gain or loss on the transfer. Holders of participating interests in the HMBS have no recourse against the assets of Ocwen, except for standard representations and warranties and our contractual obligation to service the HECMs and the HMBS.
We have elected to measure the HECMS and HMBS-related borrowings at fair value. The changes in fair value of the HECMs and HMBS-related borrowings are included in Other revenues in our unaudited Consolidated Statement of Operations. Included in net fair value gains on the HECMs and related HMBS borrowings are the interest income that we expect to be collected on the HECMs and the interest expense that we expect to be paid on the HMBS-related borrowings. We report originations and collections of HECMs in investing activities in the unaudited Consolidated Statement of Cash Flows. We report net fair value gains on HECMs and the related HMBS borrowings as an adjustment to the net cash provided by or used in operating activities in the unaudited Consolidated Statement of Cash Flows. Proceeds from securitizations of HECMs and payments on HMBS-related borrowings are included in financing activities in the unaudited Consolidated Statement of Cash Flows.
At March 31, 2014 and December 31, 2013, we had HMBS-related borrowings of $870.5 million and $615.6 million and HECMs pledged as collateral to the pools of $923.5 million and $618.0 million, respectively. See Note 5 — Fair Value for a reconciliation of the changes in fair value of HECMs and HMBS-related borrowings for the three months ended March 31, 2014.
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
We make these transfers under the terms of our advance facility agreements. We classify the transferred advances on our unaudited Consolidated Balance Sheets as Match funded advances and the related liabilities as Match funded liabilities. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by these entities can look only to the assets of the SPE for satisfaction of the debt and have no recourse against Ocwen. However, Ocwen and OLS have guaranteed the payment of the obligations under the securitization documents of one of the entities. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period in December 2014. The entity to which this guarantee applies had $31.4 million of notes outstanding at March 31, 2014. The assets and liabilities of the advance financing SPEs are comprised solely of Match funded advances, Debt service accounts, Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation.
See Note 8 — Match Funded Advances, Note 11 - Other Assets and Note 12 — Borrowings for additional information.

Note 3 — Business Acquisitions
We account for business acquisitions using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business. Measurement period adjustments are applied retrospectively to the period of acquisition.
The purchase price allocations provided below for our business acquisitions are based on the estimated fair value of the acquired receivables, loans, advances, MSRs and the assumed debt in a manner consistent with the methodology described in Note 5 — Fair Value. Premises and equipment were initially valued based on the “in-use” valuation premise, where the fair value of an asset is based on the highest and best use of the asset that would provide maximum value to market participants principally through its use with other assets as a group. Other assets and liabilities expected to have a short life were valued at the face value of the specific assets and liabilities purchased, including receivables, prepaid expenses, accounts payable and accrued expenses.
The unaudited pro forma consolidated results presented below for the ResCap Acquisition are not indicative of what Ocwen’s consolidated net earnings would have been had we completed the acquisition on the date indicated because of differences in servicing practices and cost structure between Ocwen and ResCap. In addition, the unaudited pro forma consolidated results do not purport to project our combined future results nor do they reflect the expected realization of any cost savings associated with the acquisition.
The acquisition of Liberty was treated as stock purchases for U.S. tax purposes. The ResCap Acquisition was treated as an asset acquisition for U.S. tax purposes. We expect the opening tax basis for the acquired assets and liabilities to be the fair values as shown in the purchase price allocation table below. We expect MSRs and goodwill to be treated as intangible assets acquired in connection with the purchase of a trade or business and, as such, amortized over 15 years for tax purposes.
Purchase Price Allocation
The following table summarizes the fair values of assets acquired and liabilities assumed as part of the ResCap Acquisition:

Purchase Price Allocation	February 15, 2013	Adjustments	Final
MSRs (1)	$393,891	$7,423	$401,314
Advances and match funded advances (1)	1,622,348	164,061	1,786,409
Deferred tax assets	—	—	—
Premises and equipment	22,398	(5,975)	16,423
Receivables and other assets	2,989	—	2,989
Other liabilities:
Liability for indemnification obligations	(49,500)	—	(49,500)
Other	(24,840)	(285)	(25,125)
Total identifiable net assets	1,967,286	165,224	2,132,510
Goodwill	204,743	6,676	211,419
Total consideration	$2,172,029	$171,900	$2,343,929

(1)
As of the acquisition date, the purchase of certain MSRs from ResCap was not complete pending the receipt of certain consents and court approvals. Subsequent to the acquisition, we obtained the required consents and approvals for a portion of these MSRs and paid an additional purchase price of $174.6 million to acquire the MSRs and related advances, including $54.2 million in 2014. The purchase price allocation has been revised to include the resulting adjustments to MSRs, advances and goodwill.

ResCap Acquisition
We completed the ResCap Acquisition on February 15, 2013. We acquired MSRs related to conventional (i.e., conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans), government insured (loans insured by FHA or VA) and non-Agency residential forward mortgage loans (commonly referred to as non-prime, subprime or private-label loans) with a UPB of $111.2 billion and master servicing agreements with a UPB of $44.9 billion. The ResCap Acquisition included advances and elements of the servicing platform related to the acquired MSRs, as well as certain diversified fee-based business operations that included recovery, title and closing services. We also assumed subservicing contracts with a UPB of $27.0 billion. Under the terms of the ResCap Acquisition, we were obligated to acquire certain servicing rights and subservicing agreements that were not settled as part of the initial closing on February 15, 2013 as a result of objections raised in connection with the sale. We purchased these MSRs and assumed the subservicing contracts from ResCap when such consents and approvals were obtained. We completed subsequent settlements and purchased additional MSRs as objections were resolved.
To finance the ResCap Acquisition, we deployed $840.0 million from the proceeds of a new $1.3 billion senior secured term loan (SSTL) facility and borrowed an additional $1.2 billion pursuant to two new servicing advance facilities and one existing facility. We settled the subsequent closings with cash. Ocwen assumed certain limited liabilities as part of the transaction, including certain employee liabilities and certain business payables outstanding at the closing date. Under the agreement with ResCap, Ocwen generally did not assume any contingent obligations, including pending or threatened litigation, financial obligations in connection with any settlements, orders or similar agreements entered into by ResCap or obligations in connection with any representations or warranties associated with loans previously sold by ResCap except for litigation that may arise in the ordinary course of servicing mortgage loans relating to servicing agreements assumed by Ocwen. Ocwen assumed all liabilities related to servicing loans that are guaranteed by Ginnie Mae, whether arising prior to or after the closing date.
Post-Acquisition Results of Operations
The following table presents the revenue and earnings of the ResCap operations that are included in our unaudited Consolidated Statement of Operations from the acquisition date of February 15, 2013 through March 31, 2013:

Revenues	$74,853
Net income	$14,879
Pro Forma Results of Operations
The following table presents unaudited supplemental pro forma information for Ocwen for the three months ended March 31, 2013 as if the ResCap Acquisition occurred on January 1, 2012. Pro forma adjustments include:

•	conforming servicing revenues to the revenue recognition policies followed by Ocwen;

•	conforming the accounting for MSRs to the valuation and amortization policies of Ocwen;

•
adjusting interest expense to eliminate the pre-acquisition interest expense of ResCap and to recognize interest expense as if the acquisition-related debt of Ocwen had been outstanding at January 1, 2012; and

•	reporting acquisition-related charges for professional services as if they had been incurred in 2012 rather than 2013.

Revenues	$454,003
Net income	$36,303
Other Acquisitions
Correspondent One S.A. (Correspondent One)
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

Liberty
On April 1, 2013, we completed the Liberty Acquisition for $22.0 million in cash. In addition, and as part of the closing, Ocwen repaid Liberty’s $9.1 million existing outstanding debt to the sellers. Liberty is engaged in the origination, purchase, sale and securitization of reverse mortgage loans, both retail and wholesale. We acquired Liberty’s reverse mortgage origination platform, including reverse mortgage loans with a UPB of $55.2 million. The acquired net assets were $31.1 million and consisted primarily of residential reverse mortgage loans ($60.0 million), receivables ($11.2 million), loans held for investment ($10.3 million) and cash ($4.6 million) less amounts due under warehouse facilities ($46.3 million) and HMBS-related borrowings ($10.2 million). We recognized $3.0 million of goodwill in connection with this acquisition. The acquisition of Liberty did not have a material impact on our financial condition, results of operations or cash flows.
Ocwen Structured Investments, LLC (OSI)
On January 31, 2014, we increased our ownership in OSI from 26.00% to 87.35%. OSI invests primarily in residential MSRs and the related lower tranches and residuals of mortgage-backed securities. We acquired the additional interests in OSI for $11.0 million. We accounted for this transaction as an acquisition and recognized 100% of the assets acquired and liabilities assumed at their fair values as of the acquisition date. We recognized in equity a noncontrolling interest at its proportionate 12.65% share of the net assets acquired. The acquired net assets were $20.0 million and consisted primarily of MSRs ($9.0 million), mortgage-backed securities ($7.7 million) and cash ($3.2 million). The acquisition of OSI did not have a material impact on our financial condition, results of operations or cash flows.
Facility Closure Costs
We have incurred employee termination benefits, primarily consisting of severance and Worker Adjustment and Retraining Notification Act compensation, and lease termination costs for the closure of leased facilities in connection with our business acquisitions. The following table provides a reconciliation of the beginning and ending liability balances for these termination costs:

	Employee termination benefits	Lease termination costs	Total
Liability balance as at December 31, 2013	$4,816	$2,454	$7,270
Additions charged to operations (1)	10,584	—	10,584
Amortization of discount	—	42	42
Payments	(10,370)	(341)	(10,711)
Liability balance as at March 31, 2014 (2)	$5,030	$2,155	$7,185

(1)
$9.5 million was recognized in the Servicing segment, $(0.1) million was recognized in the Lending segment and the remaining $1.2 million was recognized in the Corporate Items and Other segment. Charges related to employee termination benefits are reported in Compensation and benefits expense in the unaudited Consolidated Statement of Operations. The liabilities are included in Other liabilities in the unaudited Consolidated Balance Sheet.

(2)	We expect the remaining liability for employee termination benefits at March 31, 2014 to be settled in 2014.

Note 4 — Sales of Advances and MSRs
In order to efficiently finance our assets and operations and to create liquidity, we periodically sell MSRs, Rights to MSRs and servicing advances to market participants, including Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiary, HLSS Holdings, LLC (collectively HLSS). We typically retain the right to subservice loans when we sell MSRs and Rights to MSRs. To the extent applicable, counterparties may also acquire advance SPEs and the related match funded liabilities. In connection with sales of Rights to MSRs, we retain legal ownership of the MSRs and continue to service the related mortgage loans until such time as all necessary consents are received. We are obligated to transfer legal ownership of the MSRs upon obtaining all required third party consents. As it relates to the sale of Rights to MSRs to HLSS (together with the sale of the related servicing advances, the HLSS Transactions), upon transfer, we would subservice the loans pursuant to a subservicing agreement, as amended, with HLSS. During the three months ended March 31, 2013, we completed HLSS Transactions relating to the Rights to MSRs for $15.9 billion of UPB. We did not complete any sales of Rights to MSRs to HLSS during the three months ended March 31, 2014. See Note 19 — Related Party Transactions for additional information regarding the agreements with HLSS.

The following table provides a summary of the assets and liabilities sold in connection with the HLSS Transactions during the three months ended March 31, 2013:

Sale of MSRs accounted for as a financing	$100,707
Sale of advances and match funded advances	703,206
Sales price, as adjusted	803,913
Amount due to (from) HLSS for post-closing adjustments at March 31	10,406
Cash received on current year sales	814,319
Amount received from HLSS as settlement of post-closing adjustments outstanding at the end of the previous year	—
Total cash received	$814,319
To the extent we retain legal title to the MSRs, the sales of Rights to MSRs are accounted for as financings. Upon receipt of third party consents, we derecognize the related MSRs. Upon derecognition, any resulting gain or loss is deferred and amortized over the expected life of the related subservicing agreement. Until derecognition, we continue to recognize the full amount of servicing revenue and amortization of the MSRs.
The related advance sales generally meet the requirements for sale accounting and are derecognized from our financial statements at the time of the sale. In the event the purchaser acquires an advance SPE in connection with the sale, we derecognize the assets and liabilities of the advance SPEs at the time of the sale.
In March 2014, Ocwen sold advances related to certain FHA-insured mortgage loans to HLSS Mortgage Master Trust (HLSS Mortgage), a wholly owned subsidiary of HLSS. The advance sale was treated as a financing. See Note 6 — Loans Held for Sale for additional information.

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

The carrying amounts and the estimated fair values of our financial instruments and our nonfinancial assets measured at fair value on a recurring or non-recurring basis are as follows at the dates indicated:

		March 31, 2014		December 31, 2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$338,228	$338,228	$503,753	$503,753
Loans held for sale, at lower of cost or fair value (b)	3	45,475	45,475	62,907	62,907
Total Loans held for sale		$383,703	$383,703	$566,660	$566,660
Loans held for investment - Reverse mortgages, at fair value (a)	3	$923,464	$923,464	$618,018	$618,018
Advances and match funded advances (c)	3	3,593,780	3,593,780	3,443,215	3,443,215
Receivables, net (c)	3	182,724	182,724	152,516	152,516

Financial liabilities:
Match funded liabilities (c)	3	$2,361,662	$2,361,662	$2,364,814	$2,364,814
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$870,462	$870,462	$615,576	$615,576
Other (c)	3	822,685	822,685	668,653	668,653
Total Financing liabilities		$1,693,147	$1,693,147	$1,284,229	$1,284,229
Other secured borrowings:
Senior secured term loan (c)	3	$1,281,981	$1,267,043	$1,284,901	$1,270,108
Other (c)	3	352,018	352,018	492,768	492,768
Total Other secured borrowings		$1,633,999	$1,619,061	$1,777,669	$1,762,876

Derivative financial instruments (a):
IRLCs	2	$9,420	$9,420	$8,433	$8,433
Forward MBS trades	1	699	699	6,905	6,905
Interest rate caps	3	324	324	442	442

MSRs:
MSRs, at fair value (a)	3	$110,826	$110,826	$116,029	$116,029
MSRs, at amortized cost (c)	3	1,929,529	2,774,910	1,953,352	2,441,719
Total MSRs		$2,040,355	$2,885,736	$2,069,381	$2,557,748

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Derivative Financial Instruments, net	MSRs	Total
Fair value at January 1, 2014	$618,018	$(615,576)	$442	$116,029	$118,913
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	176,658	(226,626)	24	—	(49,944)
Transfer from loans held for sale, at fair value	110,874	—	—	—	110,874
Sales	—	—	—	—	—
Settlements	(14,029)	5,386	—	—	(8,643)
	273,503	(221,240)	24	—	52,287
Total realized and unrealized gains and (losses): (1)
Included in earnings	31,943	(33,646)	(142)	(5,203)	(7,048)
Included in Other comprehensive income (loss)	—	—	—	—	—
	31,943	(33,646)	(142)	(5,203)	(7,048)
Transfers in and / or out of Level 3	—	—	—	—	—
Fair value at March 31, 2014	$923,464	$(870,462)	$324	$110,826	$164,152

	Derivative Financial Instruments, net	MSRs	Total
Fair value at January 1, 2013	$(10,668)	$85,213	$74,545
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	310	—	310
	310	—	310
Total realized and unrealized gains and (losses) (1):
Included in earnings	(1,353)	(679)	(2,032)
Included in Other comprehensive income (loss)	(6,924)	—	(6,924)
	(8,277)	(679)	(8,956)
Transfers in and / or out of Level 3	—	—	—
Fair value at March 31, 2013	$(18,635)	$84,534	$65,899

(1)	Total losses attributable to derivative financial instruments still held at March 31, 2014 and March 31, 2013 were $0.1 million and $4.8 million, respectively.
The methodologies that we use and key assumptions that we make to estimate the fair value of instruments and other assets and liabilities measured at fair value on a recurring or non-recurring basis and those disclosed, but not carried, at fair value are described below:
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
We repurchase certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications and loan resolution activity as part of our servicing obligations. These are classified as loans held for sale at the lower of cost or fair value, in the case of modified loans, as we expect to redeliver (sell) the loans to new Ginnie Mae guaranteed securitizations. The fair value of these loans is estimated using published forward Ginnie Mae prices. Loans repurchased in connection with loan resolution activities are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables. Because these loans are insured or guaranteed by the FHA or VA, the fair value of these loans represents the net recovery value taking into consideration the insured or guaranteed claim
For all other loans held for sale, which we report at the lower of cost or fair value, market illiquidity has reduced the availability of observable pricing data. When we enter into an agreement to sell a loan or pool of loans to an investor at a set price, we value the loan or loans at the commitment price. We base the fair value of uncommitted loans on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows.
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
The more significant assumptions used in the March 31, 2014 valuation include:

•	Life in years ranging from 2.56 to 22.86 (weighted average of 8.05);

•	Conditional repayment rate ranging from 4.79% to 56.59% (weighted average of 8.84%); and

•	Discount rate of 1.63%.
Significant increases or decreases in any of these assumptions in isolation could result in a significantly lower or higher fair value, respectively.
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
Third-party valuation experts generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model, in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, including risk premiums and liquidity adjustments. The models and related assumptions used by the valuation experts are owned and managed by them and, in many cases, the significant inputs used in the valuation techniques are not reasonably available to us. However, we have an understanding of the processes and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts. We believe that the procedures executed by the valuation experts, combined with our internal verification and analytical procedures, provide assurance that the prices used in our unaudited consolidated financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.
The more significant assumptions used in the March 31, 2014 valuation of our MSRs carried at amortized cost include:

•	Prepayment speeds ranging from 6.62% to 17.63% (weighted average of 13.78%) depending on loan type;

•	Delinquency rates ranging from 7.02% to 31.04% (weighted average of 16.59%) depending on loan type;

•	Interest rate of 1-month LIBOR plus a range of 0.00% to 3.50% for computing the cost of financing servicing advances;

•	Interest rate of 1-month LIBOR for computing float earnings; and

•	Discount rates ranging from 9.88%% to 16.46% (weighted average of 11.67%)
We perform an impairment analysis based on the difference between the carrying amount and fair value after grouping the underlying loans into the applicable strata. In response to the significant change in the composition of our MSR portfolio as a result of recent acquisitions, our stratum are defined as conventional, government insured, non-Agency (i.e. all private label primary and master serviced loans except non-Agency prime) and non-Agency prime (loans generally conforming to the underwriting standards of Fannie Mae and Freddie Mac that exceeded GSE loan limits, commonly referred to as jumbo mortgage loans).
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
The primary assumptions used in the March 31, 2014 valuation include an 8.35% weighted average constant prepayment rate and a discount rate equal to 1-Month LIBOR plus 10.28%.
Advances
We value advances at their net realizable value, which generally approximates fair value, because advances have no stated maturity, generally are realized within a relatively short period of time and do not bear interest.
Receivables
The carrying value of receivables generally approximates fair value because of the relatively short period of time between their origination and realization.
Borrowings
Match Funded Liabilities
For match funded liabilities that bear interest at a rate that is adjusted regularly based on a market index, the carrying value approximates fair value. For match funded liabilities that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. We estimate principal repayments of match funded liabilities during the amortization period based on our historical advance collection rates and taking into consideration any plans to refinance the notes. At March 31, 2014, the interest on all borrowings under match funded facilities was based on a variable rate adjusted regularly using a market index, and therefore, the carrying value approximates fair value.
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
The more significant assumptions used in the March 31, 2014 valuation include:

•	Life in years ranging from 2.54 to 22.24 (weighted average of 7.01);

•	Conditional repayment rate ranging from 4.79% to 56.02% (weighted average of 8.84%); and

•	Discount rate of 1.06%.
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
Other Secured Borrowings
The carrying value of secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. For the SSTL, we used a discount rate of 5.6% and the repayment schedule specified in the loan agreement to determine fair value at March 31, 2014.
Derivative Financial Instruments
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
See Note 15 — Derivative Financial Instruments and Hedging Activities for additional information regarding derivative financial instruments.

Note 6 — Loans Held for Sale
Loans Held for Sale - Fair Value
Loans held for sale, at fair value, represent residential forward and reverse mortgage loans originated or purchased and held until sold to secondary market investors, such as GSEs or other third parties. The following table summarizes the activity in the balance of Loans held for sale, at fair value, during the three months ended March 31:

	2014	2013
Beginning balance	$503,753	$426,480
Originations and purchases	1,416,797	2,462,531
Proceeds from sales	(1,481,403)	(2,563,247)
Transfers to loans held for investment - reverse mortgages	(110,874)	—
Gain (loss) on sale of loans	12,863	(29,786)
Other	(2,908)	(464)
Ending balance	$338,228	$295,514
At March 31, 2014, Loans held for sale, at fair value with a UPB of $314.0 million were pledged to secure warehouse lines of credit in our Lending segment. See Note 12 — Borrowings for additional information regarding these facilities.
Loans Held for Sale - Lower of Cost or Fair Value
Loans held for sale, at lower of cost or fair value, include residential loans that we do not intend to hold to maturity. The following table summarizes the activity in the balance of Loans held for sale, at lower of cost or fair value, during the three months ended March 31:

	2014	2013
Beginning balance	$62,907	$82,866
Purchases	959,756	53,674
Proceeds from sales	(835,786)	(66,868)
Principal payments	(96,300)	(460)
Transfers to accounts receivable	(66,187)	—
Gain on sale of loans	23,031	1,423
Increase in valuation allowance	(4,163)	(7,269)
Modifications, charge offs and other	2,217	(751)
Ending balance	$45,475	$62,615
The balances at March 31, 2014 and March 31, 2013 are net of valuation allowances of $36.0 million and $21.9 million, respectively.
The balances at March 31, 2014 and 2013 include $6.1 million and $42.0 million, respectively, of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations as part of our servicing obligations. Repurchased loans are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.
On March 3, 2014, we purchased severely delinquent FHA-insured loans with a UPB of $549.4 million out of Ginnie Mae securities under the terms of a conditional repurchase option whereby as servicer we have the right, but not the obligation, to repurchase delinquent loans at par (the Ginnie Mae early buy-out (EBO) program). Immediately after their purchase, we sold the loans (the Ginnie Mae EBO Loans) and related advances to HLSS Mortgage (the Ginnie Mae EBO Transaction) for $612.3 million ($556.4 million for the Ginnie Mae EBO Loans and $55.7 million for the servicing advances).

Gain on Loans Held for Sale, Net
The following table summarizes the activity in Gain on loans held for sale, net, during the three months ended March 31:

	2014	2013
Gain on sales of loans (1)(2)	$54,993	$(1,081)
Change in fair value of IRLCs	986	(1,237)
Change in fair value of loans held for sale	1,800	(440)
Gain (loss) on economic hedge instruments	(13,610)	10,189
Other	(182)	(682)
	$43,987	$6,749

(1)
Includes gains of $11.6 million and $28.7 million for the three months ended March 31, 2014 and 2013, respectively, representing the value assigned to MSRs retained on sales of loans. Also includes gains of $22.8 million recorded during the three months ended March 31, 2014 on sales of repurchased loans into Ginnie Mae guaranteed securitizations.

(2)	Includes gains of $16.1 million recorded during the three months ended March 31, 2014 in connection with sales of reverse mortgages into Ginnie Mae guaranteed securitizations.

Note 7 — Advances
Advances, net, representing payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	March 31, 2014	December 31, 2013
Servicing:
Principal and interest	$189,338	$141,307
Taxes and insurance	465,359	477,039
Foreclosures, bankruptcy and other	278,713	268,053
	933,410	886,399
Corporate Items and Other	4,516	4,433
	$937,926	$890,832
The following table summarizes the activity in advances for the three months ended March 31:

	2014	2013
Beginning balance	$890,832	$184,463
Acquisitions (1)	98,875	205,365
Transfers to match funded advances	(10,156)	—
Sales of advances to HLSS	—	(38,313)
(Collections) new advances, net	(41,625)	210,046
Ending balance	$937,926	$561,561

(1)
Servicing advances acquired through business acquisitions and asset acquisitions, primarily in connection with the acquisition of MSRs. See Note 3 — Business Acquisitions, Note 6 — Loans Held for Sale and Note 9 — Mortgage Servicing for additional information.

Note 8 — Match Funded Advances
Match funded advances on residential loans we service for others are comprised of the following at the dates indicated:

	March 31, 2014	December 31, 2013
Principal and interest	$1,589,396	$1,497,649
Taxes and insurance	847,615	830,113
Foreclosures, bankruptcy, real estate and other	218,843	224,621
	$2,655,854	$2,552,383
The following table summarizes the activity in match funded advances for the three months ended March 31:

	2014	2013
Beginning balance	$2,552,383	$3,049,244
Acquisitions (1)	85,521	1,448,371
Transfers from advances	10,156	—
Sales of advances to HLSS	—	(664,893)
New advances (collections), net	7,794	(396,639)
Ending balance	$2,655,854	$3,436,083

(1)
Servicing advances acquired in connection with the acquisitions of MSRs through business acquisitions and asset acquisitions. See Note 3 — Business Acquisitions and Note 9 — Mortgage Servicing for additional information.

Note 9 — Mortgage Servicing
Mortgage Servicing Rights – Amortization Method
The following tables summarize the activity in the carrying value of amortization method servicing assets for the three months ended March 31:

	2014	2013
Beginning balance	$1,953,352	$678,937
Additions recognized in connection with business acquisitions:
OSI (1)	8,954	—
ResCap Acquisition (1)	11,370	393,891
Additions recognized in connection with asset acquisitions:
OneWest MSR Transaction (2)	1,516	—
Greenpoint MSR Transaction (3)	3,700	—
Other	1,481	972
Additions recognized on the sale of mortgage loans	11,614	28,705
Servicing transfers and adjustments	(364)	(124)
Amortization (4)	(62,094)	(47,987)
Ending balance	$1,929,529	$1,054,394

Estimated fair value at end of period	$2,774,910	$1,288,732

(1)	See Note 3 — Business Acquisitions for additional information regarding MSRs recognized in connection with business acquisitions.

(2)
The acquired MSRs relate to mortgage loans with a UPB of $1.1 billion and related servicing advances of $34.3 million acquired in the final closing of the OneWest MSR Transaction. The OneWest MSR Transaction closed in stages, and the majority of loans were boarded onto our primary servicing platform as of December 31, 2013.

(3)	The acquired MSRs relate to mortgage loans with a UPB of $948.9 million and related servicing advances of $47.6 million.

(4)
In the unaudited Consolidated Statement of Operations, Amortization of mortgage servicing rights is reported net of the amortization of servicing liabilities and includes the amount of charges we recognized to increase servicing liability obligations.

As disclosed in Note 4 — Sales of Advances and MSRs, we have sold certain Rights to MSRs as part of the HLSS Transactions which did not qualify as sales for accounting purposes. In addition, on February 26, 2014, we issued $123.6 million of Ocwen Asset Servicing Income Series (OASIS), Series 2014-1 Notes secured by Ocwen-owned MSRs relating to Freddie Mac mortgages of $11.8 billion UPB. We accounted for this transaction as a financing. See Note 12 — Borrowings for additional information.
The estimated amortization expense for MSRs, calculated based on assumptions used at March 31, 2014, is projected as follows over the next five years (See Note 1 — Description of Business and Basis of Presentation regarding a change in accounting estimate applicable to MRS amortization.):

2015	$227,807
2016	193,589
2017	166,401
2018	143,094
2019	68,417
Mortgage Servicing Rights—Fair Value Measurement Method
This portfolio comprises servicing rights for which we elected the fair value option and includes Agency forward residential mortgage loans for which we previously hedged the related market risks.
The following table summarizes the activity related to fair value servicing assets for the three months ended March 31:

	2014	2013
Beginning balance	$116,029	$85,213
Changes in fair value (1):
Changes in market value assumptions	(3,155)	4,650
Realization of cash flows and other changes	(2,048)	(5,329)
Ending balance	$110,826	$84,534

(1)	Changes in fair value are recognized in Servicing and origination expense in the unaudited Consolidated Statement of Operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of March 31, 2014 given hypothetical instantaneous parallel shifts in the yield curve:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(8,475)	$(16,635)
Discount rate (Option-adjusted spread)	$(4,881)	$(9,371)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.

Portfolio of Assets Serviced
The following table presents the composition of our primary servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents loans for which we own the MSRs while subservicing represents all other loans. The UPB of assets serviced for others are not included on our unaudited Consolidated Balance Sheets.

	Residential	Commercial	Total
UPB at March 31, 2014
Servicing (1)	$391,701,237	$—	$391,701,237
Subservicing	57,869,359	318,507	58,187,866
	$449,570,596	$318,507	$449,889,103
UPB at December 31, 2013
Servicing (1)	$397,546,635	$—	$397,546,635
Subservicing	67,104,697	400,502	67,505,199
	$464,651,332	$400,502	$465,051,834
UPB at March 31, 2013
Servicing (1)	$272,252,405	$—	$272,252,405
Subservicing	194,819,256	392,584	195,211,840
	$467,071,661	$392,584	$467,464,245

(1)
Includes primary servicing UPB of $170.8 billion, $175.1 billion and $92.5 billion at March 31, 2014, December 31, 2013 and March 31, 2013, respectively, for which the Rights to MSRs have been sold to HLSS.

Residential assets serviced includes foreclosed real estate. Residential assets serviced also includes small-balance commercial assets with a UPB of $2.5 billion, $2.6 billion and $2.0 billion at March 31, 2014, December 31, 2013 and March 31, 2013, respectively, that are managed using the REALServicing™ platform. Commercial assets consist of large-balance foreclosed real estate.
Servicing Revenue
The following table presents the components of servicing and subservicing fees for the three months ended March 31:

	2014	2013
Loan servicing and subservicing fees:
Servicing	$351,823	$235,156
Subservicing	33,725	33,866
	385,548	269,022
Home Affordable Modification Program (HAMP) fees	36,699	40,147
Late charges	36,835	25,896
Loan collection fees	8,294	6,382
Custodial accounts (float earnings)	1,721	1,680
Other	21,362	26,182
	$490,459	$369,309
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers, are held in escrow by an unaffiliated bank and are excluded from our balance sheet) amounted to $3.5 billion and $4.7 billion at March 31, 2014 and 2013, respectively.

Note 10 — Receivables
Receivables consisted of the following at the dates indicated:

	Receivables	Allowance for Losses	Net
March 31, 2014
Servicing (1)	$175,029	$(23,291)	$151,738
Due from related parties (2)	11,217	—	11,217
Other (3)	19,872	(103)	19,769
	$206,118	$(23,394)	$182,724

December 31, 2013
Servicing (1)	$124,537	$(17,419)	$107,118
Income taxes receivable	6,369	—	6,369
Due from related parties (2)	14,553	—	14,553
Other (3)	24,579	(103)	24,476
	$170,038	$(17,522)	$152,516

(1)
The balances at March 31, 2014 and December 31, 2013 arise from our Servicing business and primarily include reimbursable expenditures due from investors and amounts to be recovered from the custodial accounts of the trustees. The balances at March 31, 2014 and December 31, 2013 include $59.8 million and $54.0 million of receivables and $16.4 million and $14.0 million of allowances for losses, respectively, related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations.

(2)	See Note 19 — Related Party Transactions for additional information regarding transactions with Altisource and HLSS.

(3)	Includes $13.6 million related to probable losses expected to be indemnified under the terms of the Homeward merger agreement.

Note 11 — Other Assets
Other assets consisted of the following at the dates indicated:

	March 31, 2014	December 31, 2013
Debt service accounts (1)	$82,630	$129,897
Contingent assets - ResCap Acquisition (2)	—	51,932
Prepaid lender fees and debt issuance costs, net	32,151	31,481
Prepaid income taxes	25,334	20,585
Purchase price deposit (3)	25,000	10,000
Prepaid expenses	12,956	16,132
Derivatives, at fair value (4)	10,409	15,494
Investment in unconsolidated entities (5)	6,646	11,771
Other	33,979	21,851
	$229,105	$309,143

(1)
Under our advance funding facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balances also include amounts that have been set aside from the proceeds of our match funded advance facilities and certain of our warehouse facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. The funds related to match funded facilities are held in interest earning accounts in the name of the SPE created in connection with the facility.

(2)
As disclosed in Note 3 — Business Acquisitions, the purchase of certain MSRs and related advances from ResCap was not complete on the date of acquisition pending the receipt of certain consents and court approvals. We recorded a contingent asset effective on the date of the acquisition until we subsequently obtained the required consents and approvals for the MSRs and paid the additional purchase price.

(3)
The balance at December 31, 2013 represents an initial cash deposit that we made in connection with the agreement we entered into on December 20, 2013 to acquire MSRs and related advances from Wells Fargo Bank, N.A. This deposit along with an additional deposit of $15.0 million that we made in January 2014 will be held in escrow until the transaction closes. See Note 21 - Commitments and Contingencies for additional information.

(4)	See Note 15 — Derivative Financial Instruments and Hedging Activities for additional information regarding derivatives.

(5)
The balance at December 31, 2013 includes an investment of $6.6 million in OSI. As disclosed in Note 3 — Business Acquisitions, we increased our ownership from 26.00% to 87.35% on January 31, 2014. Effective on that date, we began including the accounts of OSI in our consolidated financial statements and eliminated our current investment in consolidation.

Note 12 — Borrowings
Match Funded Liabilities
Match funded liabilities are comprised of the following at the dates indicated:

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	March 31, 2014	December 31, 2013
Advance Receivable Backed Notes Series 2012-ADV1	1ML (4) + 250 bps	Jun. 2016	Jun. 2014	$121,742	$353,258	$417,388
Advance Receivable Backed Note	1ML + 300 bps	Dec. 2015	Dec. 2014	18,630	31,370	33,211
2012-Homeward Agency Advance Funding Trust 2012-1 (3)	Cost of Funds + 300 bps	Mar. 2014	Mar. 2014	1,562	23,438	21,019
Advance Receivables Backed Notes, Series 2013-VF1, Class A (5)	1ML + 175 bps (6)	Oct. 2044	Oct. 2014	23,202	976,798	1,494,628
Advance Receivables Backed Notes, Series 2013-VF2, Class A (5)	1ML + 167 bps (7)	Oct. 2044	Oct. 2014	10,954	472,758	385,645
Advance Receivables Backed Notes, Series 2013-VF2, Class B (5)	1ML + 425 bps (8)	Oct. 2044	Oct. 2014	647	15,641	12,923
Advance Receivables Backed Notes - Series 2014-VF3, Class A (9)	1ML + 175 bps (9)	Oct. 2044	Oct. 2014	11,601	488,399	—
				$188,338	$2,361,662	$2,364,814

Weighted average interest rate					2.04%	2.08%

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

(2)
Borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At March 31, 2014, none of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged.

(3)	Advance facility assumed in the Homeward Acquisition. This facility was terminated on April 16, 2014, and the advances pledged to the facility were transferred to another facility.

(4)	1-Month LIBOR (1ML) was 0.15% and 0.17% at March 31, 2014 and December 31, 2013, respectively.

(5)
These notes were issued in connection with the OneWest MSR Transaction. On February 3, 2014, the maximum borrowing capacity on the 2013-VF2 notes was increased by $100.0 million to a total of $500.0 million. On March 17, 2014, the maximum borrowing capacity under the 2013-VF1 note declined by $500.0 million to a total of $1.0 billion.

(6)	The interest margin on these notes increases to 200 bps on July 15, 2014, to 225 bps on August 15, 2014 and 250 bps on September 15, 2014.

(7)	The interest margin on these notes increases to 191 bps on July 15, 2014, to 215 bps on August 15, 2014 and 238 bps on September 15, 2014.

(8)	The interest margin on these notes increases to 486 bps on July 15, 2014, to 546 bps on August 15, 2014 and 607 bps on September 15, 2014.

(9)
This note was issued on March 17, 2014 with a maximum borrowing capacity of $500.0 million. The interest margin on this note increases to 200 bps on July 15, 2014, to 225 bps on August 15, 2014 and 250 bps on September 15, 2014.

Financing Liabilities
Financing liabilities are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	March 31, 2014	December 31, 2013
Servicing:
Financing liability – MSRs pledged	MSRs	(1)	(1)	$634,399	$651,060
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (2)	MSRs	(2)	Feb. 2028	121,352	—
Financing Liability – Advances Pledged (3)	Advances on loans	(3)	(3)	56,732	—
				812,483	651,060

Lending:
Financing liability - MSRs pledged	MSRs	(4)	(4)	10,202	17,593
HMBS-related borrowings (5)	Loans held for investment	1ML + 220 bps	(5)	870,462	615,576
				880,664	633,169

				$1,693,147	$1,284,229

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

(2)
OASIS noteholders are entitled to receive a monthly payment amount equal to the sum of: a) the designated servicing fee amount (21 basis points of the UPB of the reference pool of Freddie Mac mortgages); b) any termination payment amounts; c) any excess refinance amounts; and d) the note redemption amounts, each as defined in the indenture supplement for the Notes. The Notes have a final stated maturity of February 2028. We accounted for this transaction as a financing. Monthly amortization of the liability is estimated using the proportion of monthly projected service fees on the underlying MSRs as a percentage of lifetime projected fees, adjusted for the term of the security.

(3)
Certain advances were sold to HLSS Mortgage on March 4, 2014. The sale of the advances did not qualify for sales accounting treatment and was accounted for as a financing. See Note 6 — Loans Held for Sale for additional information.

(4)	The financing liability is being amortized using the interest method with the servicing income that is remitted to the purchaser representing payments of principal and interest.

(5)
Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid. See Note 2 — Securitizations and Variable Interest Entities for additional information.

Other Secured Borrowings
Other secured borrowings are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	Available Borrowing Capacity	March 31, 2014	December 31, 2013
Servicing:
SSTL (2)	(1)	1-Month Euro-dollar rate + 375 bps with a Eurodollar floor of 125 bps (1)	Feb. 2018	$—	$1,287,000	$1,290,250
Promissory note (2)	MSRs	1ML + 350 bps	May 2017	—	—	15,529
Repurchase agreement	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Apr. 2014	—	434	17,507
				—	1,287,434	1,323,286

Lending:
Master repurchase agreement (3)	LHFS	1ML + 175 bps	Apr. 2014	170,261	129,739	105,659
Participation agreement (4)	LHFS	N/A	May 2014	—	59,075	81,268
Master repurchase agreement	LHFS	1ML + 175 - 275 bps	Jul. 2014	90,201	59,799	91,990
Master repurchase agreement	LHFS	1ML + 175 - 200 bps	Sep. 2014	245,092	54,908	89,836
Master repurchase agreement	LHFS	1ML + 275bps	Jul. 2014	72,894	27,106	51,975
Mortgage warehouse agreement	LHFS	1ML + 275 bps; floor of 350 bps	Jun. 2014	43,480	16,520	34,292
				621,928	347,147	455,020

Corporate Items and Other:
Securities sold under an agreement to repurchase (5)	Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes	Class A-2 notes: 1ML + 200 bps; Class A-3 notes: 1ML + 300 bps	Monthly	—	4,437	4,712
				621,928	1,639,018	1,783,018
Discount (1)				—	(5,019)	(5,349)
				$621,928	$1,633,999	$1,777,669

Weighted average interest rate					5.00%	4.86%

(1)
This facility had an initial balance of $1.3 billion and was issued with an original issue discount of $6.5 million that we are amortizing over the term of the loan. We are required to repay the principal amount of the borrowings in consecutive quarterly installments of $3.3 million. In addition, we are generally required to use the net cash proceeds (as defined) from any asset sale (as defined) to repay loan principal. This provision applies to non-operating sales of assets, and net cash proceeds represent the proceeds from the sale of the assets, net of the repayment of any debt secured by a lien on the assets sold. For assets sales that are part of an HLSS Transaction, we have the option, within 180 days, either to invest the net cash proceeds in MSRs or related assets, such as advances, or to repay loan principal. The borrowings are secured by a first priority security interest in substantially all of the assets of Ocwen. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate [the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR)], plus a margin of 2.75% and a base rate floor of 2.25% or (b) the one month Eurodollar rate, plus a margin of 3.75% with a one month Eurodollar floor of 1.25%. To date we have elected option (b) to determine the interest rate.

(2)	This note was repaid in full on February 28, 2014.

(3)	On April 17, 2014, the maturity date of this facility was extended to April 16, 2015.

(4)
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

(5)
Represents repurchase agreement for Class A-2 and A-3 notes issued by Ocwen Real Estate Asset Liquidating Trust 2007-1 which have a current face value of $23.9 million at March 31, 2014. This agreement has no stated credit limit and lending is determined for each transaction based on the acceptability of the securities presented as collateral.

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
Financial covenants in our borrowing agreements require that we maintain consolidated tangible net worth, the most restrictive of which is $630.0 million plus 65% of quarterly net income, without adjustment for quarterly net losses, beginning with the three months ended December 31, 2012. The required consolidated tangible net worth in connection with this agreement was $913.0 million at March 31, 2014. Should we fail to be in compliance with these requirements, remedies include but are not limited to, at the option of the facility provider, termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting the agreement, and other legal remedies. Our lenders can waive their contractual rights in the event of a default. Our borrowing agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. We are in compliance with all of our qualitative and quantitative covenants at the date of these financial statements.

Note 13 — Other Liabilities
Other liabilities were comprised of the following at the dates indicated:

	March 31, 2014	December 31, 2013
Liability for indemnification obligations (1)	$169,235	$192,716
Accrued expenses	97,156	108,870
Due to related parties (2)	73,819	77,997
Liability for certain foreclosure matters (3)	66,948	66,948
Additional purchase price due seller - ResCap Acquisition (4)	—	54,220
Payable to loan servicing and subservicing investors	44,666	33,501
Checks held for escheat	23,283	24,392
Liability for selected tax items	28,103	27,273
Other	57,405	58,678
	$560,615	$644,595

(1)	See Note 21 — Commitments and Contingencies for additional information.

(2)	See Note 19 — Related Party Transactions for additional information.

(3)	See Note 21 — Commitments and Contingencies for additional information.

(4)	See Note 3 — Business Acquisitions for additional information.

Note 14 — Equity
Common Stock
On October 31, 2013, we announced that Ocwen’s Board of Directors had authorized a share repurchase program for an aggregate of up to $500.0 million of Ocwen’s issued and outstanding shares of common stock. Repurchases may be made in open market transactions at prevailing market prices or in privately negotiated transactions. Unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 2016. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period. The repurchase of shares issued in connection with the conversion of our Series A Perpetual Convertible Preferred Stock (the Preferred Shares) is not considered to be part of this repurchase program and, therefore, does not count against the $500.0 million aggregate value limit. During the three months ended March 31, 2014, we completed the repurchase of 60,000 shares of common stock in the open market under this program for a total purchase price of $2.3 million. Through March 31, 2014, we have completed the repurchase of 1,185,707 total shares of common stock under this program for an aggregate purchase price of $62.3 million. See Note 22 - Subsequent Events for information regarding repurchases completed subsequent to March 31, 2014.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCL), net of income taxes, were as follows at the dates indicated:

	March 31, 2014	December 31, 2013
Unrealized losses on cash flow hedges	$9,418	$10,026
Other	124	125
	$9,542	$10,151
See Note 15 — Derivative Financial Instruments and Hedging Activities for the changes in the components of AOCL for the three months ended March 31, 2014 and 2013.

Note 15 — Derivative Financial Instruments and Hedging Activities
Because many of our current derivative agreements are not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreements. We control this risk through credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amount of our contracts does not represent our exposure to credit loss.
The following table summarizes the changes in the notional balances of our holdings of derivatives during the three months ended March 31, 2014:

	IRLCs	Forward MBS Trades	Interest Rate Caps
Beginning notional balance	$751,436	$950,648	$1,868,000
Additions	1,220,165	749,786	100,000
Amortization	94,571	—	(112,000)
Maturities	(1,134,684)	(438,509)	—
Terminations	(310,295)	(333,877)	—
Ending notional balance	$621,193	$928,048	$1,856,000

Fair value of derivative assets (liabilities) at:
March 31, 2014	$9,420	$699	$324
December 31, 2013	$8,433	$6,905	$442

Maturity	April 2014 - July 2014	April 2014 - June 2014	Nov. 2016

Foreign Currency Exchange Rate Risk Management
We periodically enter into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee on amounts payable to our India subsidiaries. Our operations in Uruguay and the Philippines also expose us to foreign currency exchange rate risk, but we currently consider this risk to be insignificant.
Interest Rate Management
Match Funded Liabilities
As disclosed in Note 5 — Fair Value, we terminated our interest rate swaps on May 31, 2013 primarily because the custodial account float balances, which earn a variable rate of interest, are well in excess of variable rate borrowings under advance facilities. The earnings on these deposits reduce our exposure to changes in interest rates. As required by the certain of our advance financing arrangements, we have purchased interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates.
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
The following summarizes our open derivative positions at March 31, 2014 and the gains (losses) on those and similar derivatives for the year to date then ended. None of the derivatives was designated as a hedge for accounting purposes at March 31, 2014:

Purpose	Expiration Date	Notional Amount	Fair Value (1)	Gains / (Losses)	Consolidated Statement of Operations Caption
Hedge the effect of changes in interest rates on interest expense on borrowings
Interest rate caps
Hedge the effect of changes in 1ML on advance funding facilities	Nov. 2016	$1,856,000	$324	$(141)	Other, net

Interest rate risk of mortgage loans held for sale and of IRLCs
Forward MBS trades	April 2014 - June 2014	928,048	699	(13,610)	Gain on loans held for sale, net

IRLCs	April 2014 - July 2014	621,193	9,420	986	Gain on loans held for sale, net
Total derivatives			$10,443	$(12,765)

(1)	Derivatives are reported at fair value in Receivables, Other assets and Other liabilities on our unaudited Consolidated Balance Sheet.

Included in AOCL at March 31, 2014 and March 31, 2013, respectively, were $10.0 million and $16.1 million of deferred unrealized losses, before taxes of $0.6 million and $6.1 million, respectively, on the interest rate swaps that we designated as cash flow hedges. Changes in AOCL during three months ended March 31 were as follows:

	2014	2013
Beginning balance	$10,151	$6,441

Additional net losses on cash flow hedges	—	6,924
Ineffectiveness of cash flow hedges reclassified to earnings	—	(657)
Losses on terminated hedging relationships amortized to earnings	(779)	—
Net increase (decrease) in accumulated losses on cash flow hedges	(779)	6,267
(Increase) decrease in deferred taxes on accumulated losses on cash flow hedges	171	(2,548)
Increase (decrease) in accumulated losses on cash flow hedges, net of taxes	(608)	3,719

Other, net of income taxes	(1)	(40)

Ending balance	$9,542	$10,120
Other income (expense), net, includes the following related to derivative financial instruments for three months ended March 31:

	2014	2013
Losses on economic hedges	$(141)	$(5,079)
Ineffectiveness of cash flow hedges	—	(657)
Write-off of losses in AOCL for a discontinued hedge relationship	(779)	—
	$(920)	$(5,736)

Note 16 — Interest Expense
The following table presents the components of interest expense for the three months ended March 31:

	2014	2013
Match funded liabilities	$16,318	$30,351
Financing liabilities (1) (2)	82,973	44,569
Other secured borrowings	21,284	15,954
Other	2,041	2,542
	$122,616	$93,416

(1)
Includes interest expense of $81.7 million and $44.5 million during the three months ended March 31, 2014 and 2013, respectively, related to financing liabilities recorded in connection with the HLSS Transactions as indicated in the table below:

	2014	2013
Servicing fees collected on behalf of HLSS	$189,157	$102,258
Less: Subservicing fee retained by Ocwen	90,756	47,082
Net servicing fees remitted to HLSS	98,401	55,176
Less: Reduction in financing liability	16,661	10,636
Interest expense on HLSS financing liability	$81,740	$44,540

(2)
Interest expense that we expect to be paid on the HMBS-related borrowings is included with net fair value gains in Other revenues. See Note 2 — Securitizations and Variable Interest Entities for additional information.

Note 17 — Basic and Diluted Earnings per Share
Basic EPS excludes common stock equivalents and is calculated by dividing net income attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted EPS by dividing net income attributable to Ocwen, as adjusted to add back preferred stock dividends, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and the Preferred Shares.
The following is a reconciliation of the calculation of basic EPS to diluted EPS for the three months ended March 31:

	2014	2013
Basic EPS:
Net income attributable to Ocwen common stockholders	$74,849	$42,576

Weighted average shares of common stock	135,227,067	135,638,567

Basic EPS	$0.55	$0.31

Diluted EPS:
Net income attributable to Ocwen common stockholders	$74,849	$42,576
Preferred stock dividends (1)	997	—
Adjusted net income attributable to Ocwen	$75,846	$42,576

Weighted average shares of common stock	135,227,067	135,638,567
Effect of dilutive elements:
Preferred Shares (1)	1,950,298	—
Stock options	3,908,333	3,902,390
Common stock awards	3,757	18,200
Dilutive weighted average shares of common stock	141,089,455	139,559,157

Diluted EPS	$0.54	$0.31

Stock options excluded from the computation of diluted EPS:
Market-based (2)	547,500	1,535,000

(1)
The effect of our Preferred Shares on diluted EPS is computed using the if-converted method. For purposes of computing diluted EPS, we assume the conversion of the Preferred Shares into shares of common stock unless the effect is anti-dilutive. Conversion of the Preferred Shares has not been assumed for the three months ended March 31, 2013 because the effect would have been antidilutive.

(2)	Shares that are issuable upon the achievement of certain performance criteria related to Ocwen’s stock price and an annualized rate of return to investors.

Note 18 — Business Segment Reporting
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
Corporate Items and Other. Corporate Items and Other includes items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash, corporate debt and certain corporate expenses. Business activities that are not considered to be of continuing significance include subprime loans held for sale (at lower of cost or fair value), investments in unconsolidated entities and affordable housing investment activities. Corporate Items and Other also included the diversified fee-based businesses that we acquired as part of the Homeward and ResCap Acquisitions and subsequently sold to Altisource on March 29, 2013 and April 12, 2013, respectively.
We allocate interest income and expense to each business segment for funds raised or for funding of investments made, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. We also allocate expenses generated by corporate support services to each business segment.
Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
For the three months ended March 31, 2014
Revenue	$520,823	$28,767	$1,711	$(40)	$551,261
Operating expenses (1)	307,933	31,464	9,837	(40)	349,194
Income (loss) from operations	212,890	(2,697)	(8,126)	—	202,067
Other income (expense):
Interest income	439	4,009	879	—	5,327
Interest expense	(119,129)	(3,451)	(36)	—	(122,616)
Other	(320)	2,718	1,784	—	4,182
Other income (expense), net	(119,010)	3,276	2,627	—	(113,107)
Income (loss) before income taxes	$93,880	$579	$(5,499)	$—	$88,960

For the three months ended March 31, 2013
Revenue	$376,083	$13,908	$16,713	$(45)	$406,659
Operating expenses (1)	211,504	11,098	20,969	(45)	243,526
Income (loss) from operations	164,579	2,810	(4,256)	—	163,133
Other income (expense):
Interest income	(614)	4,780	1,020	—	5,186
Interest expense	(90,460)	(2,829)	(127)	—	(93,416)
Other	(25,988)	267	2,153	—	(23,568)
Other income (expense), net	(117,062)	2,218	3,046	—	(111,798)
Income (loss) before income taxes	$47,517	$5,028	$(1,210)	$—	$51,335

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
March 31, 2014	$6,333,097	$1,326,114	$526,216	$—	$8,185,427

December 31, 2013	$6,295,976	$1,195,812	$436,202	$—	$7,927,990

March 31, 2013	$5,997,149	$356,668	$1,083,932	$—	$7,437,749

(1)	Depreciation and amortization expense are as follows:

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
For the three months ended March 31, 2014:
Depreciation expense	$2,820	$105	$2,615	$5,540
Amortization of mortgage servicing rights	61,779	115	200	62,094
Amortization of debt discount	330	—	—	330
Amortization of debt issuance costs – SSTL	1,087	—	—	1,087

For the three months ended March 31, 2013:
Depreciation expense	$2,699	$234	$1,580	$4,513
Amortization of mortgage servicing rights	47,883	—	—	47,883
Amortization of debt discount	424	—	—	424
Amortization of debt issuance costs – SSTL	894	—	—	894

Note 19 — Related Party Transactions
Ocwen’s Executive Chairman of the Board of Directors, William C. Erbey, also serves as Chairman of the Board of Altisource, HLSS, Altisource Residential Corporation (Residential) and Altisource Asset Management Corporation (AAMC). As a result, he has obligations to Ocwen as well as to Altisource, HLSS, Residential and AAMC. As of March 31, 2014, Mr. Erbey owned or controlled approximately 13% of the common stock of Ocwen, approximately 27% of the common stock of Altisource, approximately 1% of the common stock of HLSS, approximately 25% of the common stock of AAMC and approximately 4% of the common stock of Residential. At March 31, 2014, Mr. Erbey also held 4,620,498 options to purchase Ocwen common stock, of which 2,845,498 were exercisable. On April 22, 2014, Mr. Erbey surrendered 1,000,000 of his options to purchase Ocwen common stock. At March 31, 2014, Mr. Erbey held 873,501 options to purchase Altisource common stock and 87,350 options to purchase AAMC common stock, all of which were exercisable.
Our business is currently dependent on services and products provided by Altisource under various long-term contracts, including the Support Services, Services, Technology Products Services, Intellectual Property, Data Center and Disaster Recovery Services and Data Access and Services agreements, each of which include renewal provisions. We believe the rates charged under these agreements are market rates as they are materially consistent with one or more of the following: the fees charged by Altisource to other customers for comparable services and the rates Ocwen pays to or observes from other service providers.
Ocwen and HLSS provide each other certain professional services including valuation analysis of potential MSR acquisitions, treasury management services and other similar services, legal, licensing and regulatory compliance support services, risk management services and other similar services under a Professional Services Agreement.
As disclosed in Note 4 — Sales of Advances and MSRs, Ocwen has sold to HLSS certain Rights to MSRs and related servicing advances. We also entered into a subservicing agreement with HLSS on February 10, 2012, which was amended on October 1, 2012, under which OLS will subservice the MSRs after legal ownership of the MSRs has been transferred to HLSS. On February 4, 2014, we amended various sale supplements and servicing supplements entered into in connection with a Master Servicing Rights Purchase Agreement (MSRPA) dated as of October 1, 2012, and Master Subservicing Agreement dated as of October 1, 2012, with HLSS. Each of these amendments is effective as of October 1, 2013. In connection with the amendments to the supplements, if a mortgage loan included in a sale of Rights to MSRs is refinanced by us, the excess servicing fees and rights to MSRs related to the new mortgage loan are transferred to HLSS effective with the prepayment of the refinanced mortgage loan, subject to certain thresholds. The preceding applies only after the aggregate UPB of refinanced mortgage loans refinanced by us exceeds 0.5% of the aggregate UPB of all rights to MSRs sold to HLSS under the sale supplements measured as the current UPB of rights to MSRs as of the beginning of each calendar year plus the weighted average UPB of rights to MSRs sold during the year. In addition, the interest rate applied to Excess Servicing Advances, as defined in the MSRPA, was changed to one-month LIBOR plus 275 basis points.
On March 3, 2014, in the Ginnie Mae EBO Transaction, Ocwen sold Ginnie Mae EBO Loans and related servicing advances to HLSS Mortgage for $612.3 million. See Note 6 — Loans Held for Sale for additional information.
We have also entered into a long-term servicing and a support services agreement with Residential and AAMC, respectively.

The following table summarizes revenues and expenses related to our agreements with Altisource, HLSS, AAMC and Residential (and, as applicable, their subsidiaries) for the three months ended March 31 and net amounts receivable or payable at the dates indicated:

	2014	2013
Revenues and Expenses:
Altisource:
Revenues	$8,499	$4,233
Expenses	17,364	11,692
HLSS:
Revenues	$165	$112
Expenses	462	491
AAMC
Revenues	$384	$—
Residential
Revenues	$2,148	$41

	March 31, 2014	December 31, 2013
Net Receivable (Payable)
Altisource	$(3,074)	$(3,843)
HLSS	(59,832)	(59,505)
AAMC	304	943
Residential	—	50
	$(62,602)	$(62,355)

Note 20 — Regulatory Requirements
Regulation
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the Consumer Financial Protection Bureau (CFPB), the Federal Trade Commission (FTC), the Securities and Exchange Commission (SEC) and various state agencies that license, audit and conduct examinations of our mortgage servicing, origination and collection activities. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to our policies, procedures and practices regarding our mortgage servicing, origination and collection activities. In addition, the GSEs and their conservator, the Federal Housing Finance Authority (FHFA), Ginnie Mae, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
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
We must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act and, more recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and state foreclosure laws. These statutes apply to loan origination, debt collection, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated or amended. The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential real estate lenders and servicers.

We expect to continue to incur substantial ongoing operational and system costs in order to comply with these laws and regulations. Furthermore, there may be additional federal or state laws enacted that place additional obligations on servicers and originators of residential mortgage loans.
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
Capital Requirements
Our Homeward, OLS and Liberty subsidiaries are licensed to originate and/or service forward and reverse mortgage loans in the jurisdictions in which they operate. The licensed entities are subject to minimum net worth requirements in connection with these licenses. These minimum net worth requirements are unique to each state and type of license. Failure to meet these minimum capital requirements can result in the initiation of certain mandatory actions by federal, state, and foreign agencies that could have a material effect on our results of operations and financial condition. The most restrictive of these requirements is based on the outstanding UPB of our owned and subserviced portfolio and was $820.4 million at March 31, 2014. Our licensed subsidiaries were in compliance with all of their capital requirements at March 31, 2014.
Homeward, OLS and Liberty are also parties to seller/servicer agreements with one or more of the GSEs, FHA, VA and Ginnie Mae. These seller/servicer agreements contain financial covenants that include capital requirements related to tangible net worth, as defined in each agreement, as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met, the counterparty may, at its option, utilize a variety of remedies ranging from sanctions or suspension to termination of the seller/servicer agreements, which would prohibit future originations or securitizations of forward or reverse mortgage loans or being an approved seller/servicer. We were in compliance with these net worth requirements at March 31, 2014,

Note 21 — Commitments and Contingencies
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
On December 5, 2012, we entered into a Consent Order with the NY DFS in which we agreed to the appointment of a Monitor to oversee our compliance with an Agreement on Servicing Practices. The Monitor began its work in 2013, and we continue to cooperate with the Monitor. We devote substantial resources to regulatory compliance, and we incur, and expect to continue to incur, significant ongoing costs with respect to compliance in connection with the Agreement on Servicing Practices and the work of the Monitor. In early February 2014, the NY DFS requested that Ocwen put an indefinite hold on an acquisition from Wells Fargo Bank, N.A. (Wells Fargo) of MSRs and related servicing advances relating to a portfolio of approximately 184,000 loans with a UPB of approximately $39.0 billion. The NY DFS expressed an interest in evaluating further our ability to handle more servicing. We have agreed to place the transaction on indefinite hold. We are cooperating with the NY DFS on this matter. We cannot currently estimate the outcome of the NY DFS evaluation. Actions by the NY DFS, if any, could have a material impact on Ocwen’s ongoing business and financial condition.
On December 19, 2013, we reached an agreement, which was subject to court approval, involving the CFPB and various state attorneys general and other state agencies that regulate the mortgage servicing industry (Regulators). On February 26, 2014, the United States District Court for the District of Columbia entered a Consent Order memorializing the settlement. The settlement has four key elements:

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

On April 28, 2014, we received a letter from the staff of the New York Regional Office of the SEC (the “Staff”) informing us that it was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 22, 2014 surrender of certain options to purchase our common stock by Mr. Erbey, our Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. We intend to cooperate with the Staff in this matter.
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
In addition to these matters, Ocwen receives periodic inquires, both formal and informal in nature, from various federal and state agencies, including those made as part of regulatory oversight of our mortgage servicing, origination and collection activities. Such ongoing inquiries, including those into servicer foreclosure processes, could result in additional actions by state or federal governmental bodies, regulators or the courts with respect to our mortgage servicing, origination and collection activities and could result in an extension of foreclosure timelines, which may be applicable generally to the servicing industry or to us in particular. In addition, a number of our match funded advance facilities contain provisions that limit the eligibility of advances to be financed based on the length of time that advances are outstanding, and two of our match funded advance facilities have provisions that limit new borrowings if average foreclosure timelines extend beyond a certain time period, either of which, if such provisions applied, could adversely affect liquidity by reducing our average effective advance rate. Increases in the amount of advances and the length of time to recover advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for advances could result in increased borrowings, reduced cash and higher interest expense which could negatively impact our liquidity and profitability.
Loan Repurchase Obligations and Related Contingencies
We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities and our acquisitions to the extent we assume one or more of these obligations and in connection with our servicing practices. At March 31, 2014, we had provided or assumed representation and warranty obligations in connection with $87.9 billion of UPB, covering both forward and reverse mortgage loans. At March 31, 2014, we had outstanding representation and warranty repurchase demands of $138.7 million UPB (701 loans). We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.

The following table presents the changes in our liability for indemnification obligations for the three months ended March 31, 2014, including representation and warranty obligations and compensatory fees for foreclosures that may ultimately exceed investor timelines:

Balance at December 31, 2013	$192,716
Provision for representation and warranty obligations	7,266
New production reserves	182
Obligations assumed in connection with MSR and servicing business acquisitions	—
Charge-offs and other (1)	(30,929)
Balance at March 31, 2014	$169,235

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and related claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at March 31, 2014.
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

Note 22 — Subsequent Events
During April 2014, we completed the repurchase of 485,176 shares of Ocwen common stock in the open market for a total purchase price of $18.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Form 10-Q, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from expected results. You should not place any undue reliance on any forward-looking statement and should consider all uncertainties and risks discussed in this report, including those under “Forward-Looking Statements” and Item 1A, Risk Factors, as well as those provided in any subsequent SEC filings.

OVERVIEW
Ocwen Financial Corporation is a financial services holding company which, through its subsidiaries, is one of the largest mortgage companies in the United States. We are the fourth largest mortgage servicer in the United States and are a leader in the servicing industry in helping keep borrowers in their homes through foreclosure prevention. Ocwen has completed more than 480,000 loan modifications since January 2008 (through March 31, 2014) and is an industry leader in completing sustainable loan modifications as evidenced by the number of completed modifications that remain less than 90 days delinquent. Through our Homeward and Liberty lending operations, we purchased or originated 6,235 and 1,673 forward and reverse mortgage loans with a UPB of $1.1 billion and $163.2 million, respectively, during the first quarter of 2014. We added 28,972 mortgage loans with a UPB of $4.5 billion onto our servicing platforms (boarded) during the first quarter 2014.
Our success in completing sustainable loan modifications, among other servicing practices, has enabled us to consistently reduce deliquencies in our servicing portfolio, improving outcomes for investors and borrowers. In addition to financial incentives we receive in connection with certain modifications, we collect delinquent service fees and accelerate the recovery of servicing advances, lowering our financing costs and improving our liquidity. Our forward origination platform provides an effective means of replacing run-off in our serviced portfolio as well as improving our portfolio retention. We have been successful in executing transactions that align with our ‘capital light’ strategy through the sale of servicing with retention of subservicing and financing transactions that mitigate our prepayment risk. We expect to continue to execute innovative transactions which mitigate market risk and enhance our capital and liquidity position.

Operations Summary
The financial information set forth below should be read in conjunction with Management’s Discussion and Analysis (MD&A), our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements. The following table summarizes our consolidated operating results for the periods indicated and includes the results of acquired businesses from their acquisition dates.

	For the Three Months Ended March 31,		$ Change	% Change
	2014	2013	2014 vs. 2013	2014 vs. 2013
Consolidated:
Revenue:
Servicing and subservicing fees	$490,459	$369,309	$121,150	33%
Gain on loans held for sale	43,987	6,749	37,238	552
Other	16,815	30,601	(13,786)	(45)
Total revenue	551,261	406,659	144,602	36
Operating expenses	349,194	243,526	105,668	43
Income from operations	202,067	163,133	38,934	24
Other income (expense):
Interest expense	(122,616)	(93,416)	(29,200)	31
Other	9,509	(18,382)	27,891	(152)
Other expense, net	(113,107)	(111,798)	(1,309)	1
Income before income taxes	88,960	51,335	37,625	73
Income tax expense	13,129	6,188	6,941	112
Net income	75,831	45,147	30,684	68
Net loss attributable to non-controlling interests	15	—	15	n/m
Net income attributable to Ocwen stockholders	75,846	45,147	30,699	68
Preferred stock dividends	(581)	(1,485)	904	(61)
Deemed dividend related to beneficial conversion feature of preferred stock	(416)	(1,086)	670	(62)
Net income attributable to Ocwen common stockholders	$74,849	$42,576	$32,273	76

Segment income (loss) before income taxes:
Servicing	$93,880	$47,517	$46,363	98%
Lending	579	5,028	(4,449)	(88)
Corporate Items and Other	(5,499)	(1,210)	(4,289)	354
	$88,960	$51,335	$37,625	73
n/m: not meaningful

Three Months Ended March 31, 2014 versus 2013. Servicing and subservicing fees for first quarter of 2014 were higher than the first quarter of 2013 primarily as a result of a 35% increase in the average UPB of our residential servicing portfolio.
Gain on sales of residential mortgage loans from our originations platforms grew from $4.8 million in the first quarter of 2013 to $22.8 million in the first quarter of 2014 due in large part to a significant shift in the forward channel business mix from the lower margin correspondent channel to the higher margin direct channel, more than offsetting the decline in funding volume. In addition, the first quarter of 2014 includes $5.5 million of gains related to the Liberty reverse mortgage business. In the first quarter of 2014, we recorded $15.8 million of gains on the sale of modified government insured loans which had an UPB of $255.6 million. We recognized an additional $7.2 million gain through the Ginnie Mae EBO Transaction in the first quarter of 2014.
Operating expenses, including amortization of MSRs and changes in the valuation of fair value MSRs, increased in the first quarter of 2014 as compared to the first quarter of 2013. This increase is largely attributable to the 35% increase in the average UPB of our residential servicing portfolio during 2013 and continuing acquired asset and platform integration costs. Until we complete the integration of the ResCap platform onto the REALServicing platform, we continue to incur the operating costs of maintaining the ResCap platform. Once we complete the integration, which is expected to occur in the third quarter of

2014, we expect our operating expenses to decline significantly. In addition, Liberty, which was not acquired until April 1, 2013, added $13.0 million of operating expenses in the first quarter of 2014.
Interest expense for the first quarter of 2014 increased as compared to the first quarter of 2013. The increase was driven principally by an increase in interest on the financing liabilities, including HLSS Transactions, to finance platform and asset acquisitions in 2013. The HLSS financing liability has increased from an average of $321.8 million in the first quarter of 2013 to an average of $642.4 million in the first quarter of 2014 as a result of additional transactions completed during 2013.
In the first quarter of 2014, we recorded a net gain on the extinguishment of debt of $2.3 million versus a loss of $17.0 million in the first quarter of 2013. We recognized the $17.0 million of losses when we repaid the balance outstanding on an earlier SSTL with the proceeds from a new SSTL that we entered into on February 14, 2013 in connection with the ResCap Acquisition. See Note 12 — Borrowings of the unaudited Consolidated Financial Statements for additional information on the MSR financing liabilities and the SSTL facilities.

Financial Condition Summary
The following table summarizes our consolidated balance sheet at the dates indicated.

	March 31, 2014	December 31, 2013	$ Change	% Change
Cash	$242,386	$178,512	$63,874	36%
Mortgage servicing rights ($110,826 and $116,029 carried at fair value)	2,040,355	2,069,381	(29,026)	(1)
Advances and match funded advances	3,593,780	3,443,215	150,565	4
Loans held for sale ($338,228 and $503,753 carried at fair value)	383,703	566,660	(182,957)	(32)
Loans held for investment - reverse mortgages, at fair value	923,464	618,018	305,446	49
Goodwill	420,201	420,201	—	—
Other	581,538	632,003	(50,465)	(8)
Total assets	$8,185,427	$7,927,990	$257,437	3

Total Assets by Segment:
Servicing	$6,333,097	$6,295,976	$37,121	1%
Lending	1,326,114	1,195,812	130,302	11
Corporate Items and Other	526,216	436,202	90,014	21
	$8,185,427	$7,927,990	$257,437	3%

Match funded liabilities	$2,361,662	$2,364,814	$(3,152)	—
Financing liabilities ($870,462 and $615,576 carried at fair value)	1,693,147	1,284,229	408,918	32
Other secured borrowings	1,633,999	1,777,669	(143,670)	(8)
Other	560,615	644,595	(83,980)	(13)
Total liabilities	6,249,423	6,071,307	178,116	3

Mezzanine equity	60,776	60,361	415	1

Total Ocwen stockholders’ equity	1,872,717	1,796,322	76,395	4
Non-controlling interest in subsidiaries	2,511	—	2,511	n/m
Total equity	1,875,228	1,796,322	78,906	4
Total liabilities, mezzanine equity and equity	$8,185,427	$7,927,990	$257,437	3

Total Liabilities by Segment:
Servicing	$4,902,828	$4,794,954	$107,874	2%
Lending	1,250,242	1,107,413	142,829	13
Corporate Items and Other	96,353	168,940	(72,587)	(43)
	$6,249,423	$6,071,307	$178,116	3
n/m: not meaningful
MSRs decreased as a result of amortization offset in part by acquisitions completed during the first quarter of 2014 of $27.0 million and new capitalization of $11.6 million generated from our lending platform. Advances and match funded advances increased primarily due to acquired advances of $184.4 million, including $60.5 million acquired as part of the Ginnie Mae EBO Transaction. Loans held for sale declined as sales exceeded originations during the quarter.

Financing liabilities increased as a result of Liberty reverse mortgage securitizations accounted for as secured financings and the OASIS transaction. Other secured borrowings declined due to a reduction in borrowings under our mortgage loan warehouse facilities consistent with the decline in the balance of loans outstanding.
We completed the repurchase of 60,000 common shares in the open market at an average price of $38.46 per share in the first quarter of 2014 under the stock repurchase plan that was announced in October 2013.

SEGMENT RESULTS OF OPERATIONS
Servicing and Lending are our primary lines of business.
Our Servicing business is primarily comprised of our core residential mortgage servicing business and currently accounts for the majority of our total revenues. Our servicing clients include some of the largest financial institutions in the U.S., including Fannie Mae, Freddie Mac and Ginnie Mae. We are a leader in the servicing industry in foreclosure prevention and loss mitigation that helps families stay in their homes and improves financial outcomes for investors.
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

Servicing
The following table presents selected results of operations of our Servicing segment for the three months ended March 31, 2014 and 2013. The amounts presented are before the elimination of balances and transactions with our other segments:

	2014	2013	% Change 2014 vs. 2013
Revenue
Servicing and subservicing fees:
Residential	$486,512	$362,511	34%
Commercial	3,479	3,430	1
	489,991	365,941	34
Gain on loans held for sale, net	21,211	1,986	968
Process management fees and other	9,621	8,156	18
Total revenue	520,823	376,083	38

Operating expenses
Compensation and benefits	72,405	73,927	(2)
Amortization of mortgage servicing rights	61,779	47,883	29
Servicing and origination	38,847	18,647	108
Technology and communications	29,854	24,339	23
Professional services	7,909	8,712	(9)
Occupancy and equipment	26,942	15,015	79
Other operating expenses	70,197	22,981	205
Total operating expenses	307,933	211,504	46

Income from operations	212,890	164,579	29

Other income (expense)
Interest expense	(119,129)	(90,460)	32
Loss on debt redemption	—	(17,030)	(100)
Other, net	119	(9,572)	(101)
Total other expense, net	(119,010)	(117,062)	2

Income before income taxes	$93,880	$47,517	98

The following table provides selected operating statistics at or for the three months ended March 31:

	2014	2013	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$387,577,700	$396,838,688	(2)%
Non-performing loans	55,587,910	63,385,051	(12)
Non-performing real estate	6,404,986	6,847,922	(6)
Total residential assets serviced (2)	$449,570,596	$467,071,661	(4)

Conventional loans (3)	$215,398,758	$224,712,760	(4)%
Government insured loans	44,499,178	48,147,310	(8)
Non-Agency loans	189,672,660	194,211,591	(2)
Total residential loans serviced	$449,570,596	$467,071,661	(4)

Percent of total UPB:
Servicing portfolio	87.1%	58.3%	49%
Subservicing portfolio	12.9	41.7	(69)
Non-performing residential assets serviced (4)	13.8	15.0	(8)

Number of:
Performing loans (1)	2,454,194	2,518,624	(3)%
Non-performing loans	275,911	376,356	(27)
Non-performing real estate	33,282	36,626	(9)
Total number of residential assets serviced (2)	2,763,387	2,931,606	(6)

Conventional loans (3)	1,203,870	1,201,330	—%
Government insured loans	290,241	293,301	(1)
Non-Agency loans	1,269,276	1,436,975	(12)
Total residential loans serviced	2,763,387	2,931,606	(6)

Percent of total number:
Servicing	87.2%	59.3%	47%
Subservicing	12.8	40.7	(69)
Non-performing residential assets serviced (4)	11.2	14.1	(21)

	2014	2013	% Change
Residential Assets Serviced
Average UPB of residential assets serviced
Servicing	$394,810,178	$224,926,913	76%
Subservicing	61,739,926	113,763,317	(46)
	$456,550,104	$338,690,230	35

Prepayment speed (average Constant Prepayment Rate or CPR)	11.2%	20.1%	(44)%

Average number of residential assets serviced
Servicing	2,426,944	1,388,861	75%
Subservicing	386,905	694,002	(44)
	2,813,849	2,082,863	35

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$349,143	$232,751	50%
Subservicing	33,719	34,550	(2)
	382,862	267,301	43
HAMP fees	36,698	39,419	(7)
Late charges	36,681	25,790	42
Loan collection fees	8,281	6,365	30
Custodial accounts (float earnings)	1,644	1,616	2
Other	20,346	22,020	(8)
	$486,512	$362,511	34

Number of Completed Modifications
HAMP	11,049	8,170	35%
Non-HAMP	17,407	16,014	9
Total	28,456	24,184	18

Financing Costs
Average balance of advances and match funded advances	$3,493,474	$3,768,947	(7)%
Average borrowings (5)	3,673,294	3,615,552	2
Interest expense on borrowings (5)	34,319	43,437	(21)
Facility costs included in interest expense (5)	4,303	3,050	41
Discount amortization included in interest expense	330	424	(22)
Effective average interest rate (5)	3.74%	4.81%	(22)
Average 1-month LIBOR	0.16%	0.20%	(20)

	2014	2013	% Change
Average Employment
India and other	4,767	4,792	(1)%
U. S.	2,744	3,323	(17)
Total	7,511	8,115	(7)

Collections on loans serviced for others	$26,861,610	$14,445,914	86%

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	At March 31, 2014, we serviced 786,900 subprime loans with a UPB of $135.6 billion. This compares to 1,094,664 subprime loans with a UPB of $161.2 billion at March 31, 2013.

(3)	Includes 271,838 jumbo loans with a UPB of $59.8 billion that we service or subservice. This compares to 244,795 jumbo loans with a UPB of $62.6 billion at March 31, 2013.

(4)	Excludes Freddie Mac loans serviced under special servicing agreements where we have no obligation to advance.

(5)
Excludes interest expense related to financing liabilities that we recognized in connection with the HLSS Transactions. Interest on HLSS financing liabilities amounted to $81.7 million and $44.5 million for the three months ended March 31, 2014 and 2013, respectively. Also excludes an average of $642.4 million and $321.8 million of HLSS financing liabilities for the three months ended March 31, 2014 and 2013, respectively. See Note 4 — Sales of Advances and MSRs to the unaudited Consolidated Financial Statements for additional information regarding the HLSS Transactions.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB		Count
	2014	2013	2014	2013
Portfolio at January 1	$464,651,332	$203,665,716	2,861,918	1,219,956
Additions	4,507,762	276,366,219	28,972	1,773,522
Servicing transfers	(6,001,718)	—	(51,907)	—
Runoff	(13,586,780)	(12,960,274)	(75,596)	(61,872)
Portfolio at March 31	$449,570,596	$467,071,661	2,763,387	2,931,606
Three Months Ended March 31, 2014 versus March 31, 2013. Total residential servicing and subservicing fees for the first quarter of 2014 were $486.5 million, a 34% increase over the first quarter of 2013 primarily due to:

•
A 35% increase in the average UPB of the residential serviced portfolio, which resulted primarily from acquisitions and new MSR capitalization in connection with our lending activities. This increase was offset in part by runoff of the portfolio as a result of principal repayments, modifications, real estate sales and servicing transfers;

•	An 18% increase in total completed modifications across all portfolios in the first quarter of 2014 as compared to 2013; and

•
A change in the portfolio mix, with a larger proportion of the portfolio attributable to servicing for which we earn higher fees. Previously subserviced loans, added in connection with assumption of the Ally Bank subservicing agreement from ResCap in February 2013, became serviced loans upon the acquisition of the MSRs from Ally Bank in April 2013. A significant portion of this portfolio is, however, comprised of conventional and government insured loans for which we earn lower fees on average. Annualized loan servicing and subservicing fees as a percentage of UPB increased to 0.34% of average UPB in the first quarter of 2014 as compared to 0.32% in the first quarter of 2013.

An increase in modifications typically results in higher revenue for the period. When we return a loan to performing status, we generally recognize any deferred servicing fees and late fees on the loan. For loans modified under HAMP, which expires on December 31, 2015, we earn HAMP fees in place of late fees. As noted above, total completed modifications were up 18% in the first quarter of 2014 as compared to 2013 with HAMP accounting for 39% of the total versus 34% in the first quarter of 2013. Of the total modifications completed during the first quarter of 2014, 49% included principal modifications. This compares to 44% in the first quarter of 2013. Our Shared Appreciation Modification program accounted for 13% of the total modifications completed during the first quarter of 2014 as compared to 26% for the first quarter of 2013. We recognized deferred servicing fee, late fee and HAMP fee revenue of $70.1 million and $60.8 million during the first quarter of 2014 and 2013, respectively, in connection with loan modifications.

We estimate that the balance of deferred servicing fees related to delinquent borrower payments was $580.4 million at March 31, 2014 compared to $503.8 million at March 31, 2013. The net increase is primarily due to portfolio acquisitions offset by collections and resolutions of delinquent loans through modification, payoff or through the sale of the underlying mortgaged property following foreclosure.
Average prepayment speed (CPR) decreased to 11.2% for the first quarter of 2014, as compared to 20.1% for the first quarter of 2013. This decline reflects a reduction in refinancing activity primarily due to a rise in interest rates. For the first quarter of 2014, principal reduction modifications, regular principal repayments and other voluntary payoffs accounted for approximately 73% of average CPR, with real estate sales and other involuntary liquidations accounting for the remaining 27%. For the first quarter of 2013, total voluntary and involuntary reductions accounted for 80% and 20%, respectively, of average CPR. Principal reduction modifications accounted for 9% and 6% of our average prepayment speed for the first quarter of 2014 and 2013, respectively.
Gain on loans held for sale, net of $21.2 million for the first quarter of 2014 includes $15.8 million of gains on the sale of modified FHA and VA loans. As servicer, we are obligated to repurchase loans from Ginnie Mae guaranteed securitizations in order to complete a modification. Once the modification is completed we pool the loans into new Ginnie Mae guaranteed securitizations at the then prevailing market value. In addition, we also recognized a $7.2 million gain through the Ginnie Mae EBO Transaction in the first quarter of 2014.
Operating expenses increased by $96.4 million in the first quarter of 2014, or 46%, as compared to the first quarter of 2013 primarily as a result of the effects of the acquisitions completed during 2013.

•
Amortization of MSRs increased by $13.9 million due principally to $39.8 million of additional amortization attributable to asset and platform acquisitions, offset in part by a decline in amortization attributable to portfolio runoff and the effects of a change in accounting estimate which reduced amortization expense by $26.0 million. As disclosed in Note 1 — Description of Business and Basis of Presentation, as a result of the significant growth and change in composition of our servicing portfolio, we determined that the estimated net servicing income has increased, primarily as a result of lower actual prepayment speeds and accounted for this change in MSR amortization as a change in an accounting estimate beginning January 1, 2014.

•
Servicing and origination expenses increased by $20.2 million primarily due to an $11.8 million increase in losses recognized in connection with our Ginnie Mae servicing and a $5.0 million increase in scheduled interest paid on loans that voluntarily pay off during the month. These costs are contemplated in the projected cash flows in connection with our Agency and Ginnie Mae MSRs. Servicing and origination expenses for the first quarter of 2014 and 2013 also include $5.2 million and $0.1 million, respectively, of losses attributable to changes in fair value of our MSRs measured at fair value.

•
Technology and communications costs and Occupancy and equipment costs increased by a combined $17.4 million as we added facilities and infrastructure during 2013, largely in connection with the ResCap Acquisition, to support the residential servicing portfolio growth. Once we have completed the ResCap platform integration, we expect these costs to decline.

•
Other operating expenses increased by $47.2 million due to a $24.3 million increase in the provision for bad debts and $21.9 million of additional overhead cost allocations for support services including law, human resources, accounting and finance. The increase in bad debt expense was largely driven by a write-down of receivables related to a subservicing portfolio that has been transferred and advances related to GSE loans now deemed non-reimbursable. We also incurred $8.5 million and $2.3 million of outsourcing expenses during the first quarter of 2014 and 2013, respectively, primarily in connection with the ResCap servicing platform. The ResCap servicing platform leverages third-party outsourcing for a variety of functions. We anticipate these costs will be absorbed and/or diminish as the ResCap assets transition to the REALServicing™ platform.

Interest expense related to the financing liabilities that we recognized in connection with the HLSS Transactions increased to $81.7 million for the first quarter of 2014 from $44.5 million in the first quarter of 2013 due to an increase in the average balance of the financing liabilities as a result of sales completed during 2013 to finance platform and asset acquisitions.
Interest expense, excluding interest on the HLSS financing liabilities, decreased by 21% as the result of a decline in rates. The average effective rate on our borrowings decreased by 22% from 4.81% during the first quarter of 2013 to 3.74% during the first quarter of 2014 in part because of a decline in the effective rate on the new SSTL resulting from a lower spread and lower LIBOR floor. The effective rate also declined as the result of a decline in effective rates on our advance financing facilities as we repaid higher cost facilities that were in use during the first quarter of 2013 with facilities that featured lower spreads over LIBOR during the remainder of 2013. Average borrowings of the Servicing segment, excluding HLSS financing liabilities, increased by 2% during the first quarter of 2014 as compared to the first quarter of 2013 while the average balance of advances and match funded advances declined by 7% during the same period.

Other, net, for the first quarter of 2014 and 2013 includes $0.3 million and $4.7 million, respectively, of valuation losses and charge-offs on repurchased Ginnie Mae loans held for sale and carried at the lower of cost for fair value. Other, net, for the first quarter of 2013 also includes $7.3 million of derivative losses on economic hedges entered into to minimize the effects of loss in value of fair value MSRs associated with increased prepayment activity that generally results from declining interest rates. We terminated this hedging program effective April 1, 2013.

Lending
We originate and purchase conventional and government insured forward mortgage loans through our Homeward lending operations and reverse mortgage loans through our Liberty lending operations. Loans are acquired through three primary channels: correspondent lender relationships, broker relationships and directly with mortgage customers. Per loan margin, cost and income vary by channel, with Correspondent typically being the lowest and Direct the highest. After origination, we package and sell the loans in the secondary mortgage market, through GSE securitizations and whole loan transactions. We typically retain the associated MSRs as Lending provides a low cost means to acquired MSRs with good return profiles.
Reverse mortgages are originated and purchased through our Liberty lending operations under the guidelines of the HECM reverse mortgage insurance program of the Department of Housing and Urban Development (HUD). Loans originated under this program are guaranteed by the FHA, which provides investors’ protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae Home Equity Conversion Mortgage-Backed Security (HMBS) program. Variable rate HECM loans allow borrowers to make additional draws in the future. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with these Future draws. At March 31, 2014, Future Value is estimated to be $26.9 million.
Our production, by channel, for the three months ended March 31, 2014 and 2013, is as follows (in millions):

	Correspondent	Wholesale	Direct	Other	Total
Three Months Ended March 31, 2014
Forward loans (1)	$310.1	$151.6	$298.5	$380.6	$1,140.8
Reverse loans (2)	45.6	77.5	40.1	—	163.2
Total	$355.7	$229.1	$338.6	$380.6	$1,304.0

Three Months Ended March 31, 2013
Forward loans (1)	$2,316.2	$46.7	$31.0	$—	$2,393.9
Total	$2,316.2	$46.7	$31.0	$—	$2,393.9

(1)	Includes loans originated or purchased by Homeward and OLS.

(2)	Includes loans originated or purchased by Liberty.

The following table presents the results of operations of the Lending segment for the three months ended March 31. The amounts presented are before the elimination of balances and transactions with our other segments:

	2014	2013	% Change 2014 vs. 2013
Revenue
Gain on loans held for sale, net
Forward mortgages	$17,294	$4,763	263%
Reverse mortgages	5,482	—	n/m
	22,776	4,763	378
Other	5,991	9,145	(34)
Total revenue	28,767	13,908	107

Operating expenses
Compensation and benefits	16,972	5,540	206
Amortization of mortgage servicing rights	115	—	n/m
Servicing and origination	5,296	1,353	291
Technology and communications	1,241	1,321	(6)
Professional services	992	1,316	(25)
Occupancy and equipment	1,589	501	217
Other operating expenses	5,259	1,067	393
Total operating expenses	31,464	11,098	184

Income (loss) from operations	(2,697)	2,810	(196)

Other income (expense)
Interest income	4,009	4,780	(16)
Interest expense	(3,451)	(2,829)	22
Gain on debt redemption	2,253	—	n/m
Other, net	465	267	74
Other income, net	3,276	2,218	48

Income before income taxes	$579	$5,028	(88)
n/m: not meaningful
Three Months Ended March 31, 2014 versus March 31, 2013. For the first quarter of 2014, the Homeward lending operations generated $6.9 million of pre-tax income on revenues of $22.1 million and originated $1.1 billion UPB of forward mortgage loans with another $156.4 million UPB of servicing recaptured via partnerships. This compares to $5.0 million of pre-tax income and originations of $2.4 billion UPB of forward mortgage loans in the first quarter of 2013. Forward lending income grew slightly from the first quarter of 2013 to the first quarter of 2014 due to a significant shift in channel business mix from the lower margin Correspondent channel to the higher margin Direct Channel, more than offsetting the over 50% decline in funding volume.
During the first quarter of 2014, Liberty reverse mortgage operations incurred a pre-tax loss of $6.3 million on revenues of $6.7 million and funded reverse mortgage volume of $163.2 million UPB. Due to the HECM program changes by HUD in 2013, the reverse mortgage market shifted from being primarily fixed rate to a largely variable rate product as a result of government program changes. This resulted in lower loan size at origination, which in turn results in a lower gain on sale. Over time, the loan balances on these variable rate LIBOR loans increase through subsequent draws by the borrowers. As these additional draws are securitized, we expect to recognize additional gain on sale without incurring much additional cost. We estimate the pre-tax Future Value of the draws related to first quarter of 2014 production to be $8.1 million. The first quarter of 2013 does not include the operating results of Liberty which we acquired on April 1, 2013.
We sell MSRs for certain loans that may qualify under the federal government’s HARP to an unrelated third party in transactions accounted for as secured financings. During the three months ended March 31, 2014, we recognized gains of $2.3 million on the retirement of the related financing liabilities upon repurchase of those MSRs related to loans that were successfully refinanced.

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
The following table presents selected results of operations of Corporate Items and Other for the three months ended March 31. The amounts presented are before the elimination of balances and transactions with our other segments:

	2014	2013
Revenue	$1,711	$16,713
Operating expenses	9,837	20,969
Loss from operations	(8,126)	(4,256)
Other income, net	2,627	3,046
Loss before income taxes	$(5,499)	$(1,210)
Three Months Ended March 31, 2014 versus March 31, 2013. Revenues and operating expenses for 2013 include $16.0 million and $12.7 million, respectively, related to the diversified fee-based business that we acquired as part of the Homeward and ResCap acquisitions and subsequently sold to Altisource.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2014, our cash position was $242.4 million compared to $178.5 million at December 31, 2013. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts.
Our ability to finance servicing advances is a significant factor that affects our liquidity. To fund additional advance obligations, we have typically “upsized” existing advance facilities or created new advance facilities prior to the funding obligation and then pledged additional advances to support the borrowing. Our ability to continue to pledge collateral under each advance facility depends on the performance of the collateral. Advances and match funded advances comprised 44% of total assets at March 31, 2014. We use advance facilities to fund our servicing advance obligations. Our borrowings under these facilities are secured by pledges of servicing advances. At March 31, 2014, $188.3 million of the total maximum borrowing capacity under our servicing advance facilities of $2.6 billion remained available; however, none could be used based on the amount of available collateral. In addition, a number of our match funded advance facilities contain provisions that limit the eligibility of advances to be financed based on the length of time that advances are outstanding, and certain of our match funded advance facilities have provisions that limit new borrowings if average foreclosure timelines extend beyond a certain time period, either of which, if such provisions applied, could adversely affect liquidity by reducing our average effective advance rate. Currently, the great majority of our collateral qualifies for financing under the advance facility to which it is pledged.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. The majority of these warehouse facilities are structured as repurchase agreements under which ownership of the loans is temporarily transferred to a lender. The loans are transferred at a discount or “haircut” which serves as the primary credit enhancement for the lender. The funds are repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30-45 days. At March 31, 2014, $621.9 million of borrowing capacity was available under our lending warehouse facilities including our warehouse facilities for reverse mortgages. See Note 12 — Borrowings to our unaudited Consolidated Financial Statements for additional details.
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
We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to minimize liquidity risk. We also monitor the duration of our funding sources to better match the duration of our advances and corresponding borrowings. We believe that we have sufficient sources of debt financing to fund all but the largest servicing acquisitions without issuing common equity capital.
Certain of our existing debt covenants limit our ability to incur additional debt in relation to our equity and require that we maintain minimum levels of liquid assets and earnings. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our borrowing facilities. We are currently in compliance with these covenants.
Consistent with our ‘asset-light’ strategy, we continue to execute transactions that achieve the multiple objectives of providing cost effective financing and the mitigation of exposure to market and liquidity risk. During the first quarter of 2014, we settled our first OASIS transaction, raising $123.6 million in financing in connection with $11.8 billion of Freddie Mac MSR UPB, which, among other things, mitigates our exposure to voluntary prepayments with respect to these MSRs. We anticipate executing additional transactions under this facility in the future.
Cash Flows
Our operating cash flow is primarily impacted by the timing of acquisitions, economic assumptions impacting our servicer models and our ‘asset light’ strategy. The timing of portfolio acquisitions impacts our operating cash. We generally expect our loss mitigation strategies to begin accelerating servicing advance collections within six months of boarding onto our REALServicing platform. Platform acquisitions, including Homeward and ResCap, have longer integration timelines, and as a result, are not expected to follow our historical collection trends until the transfers to the REALServicing platform are completed. We expect to complete the last transfers related to these acquisitions in the third quarter of 2014.
Improving home prices translate into higher expected liquidation proceeds in our servicing models. With higher expected liquidation proceeds, we began to fund advances again on certain loans that were in stop-advance status. In the short-term, this increases servicing advances. To the extent delinquencies stabilize or improve, we expect to return to our historical trend even as home prices continue to recover. Finally, because we classify proceeds from the sale of servicing advances as investing activities, cash generated from our operations related to collections of servicing advances has declined. We expect this trend to continue, to the extent sales to HLSS remain the most efficient source of funding for our non-Agency MSRs. Operating cash flows were used principally to fund the portions of acquisitions not funded through borrowings.
Cash flows for the three months ended March 31, 2014. Our operating activities provided $213.0 million of cash largely due to proceeds from sales of loans, net of originations, net income of $75.8 million adjusted for MSR amortization of $62.1 million and other non-cash items and $13.4 million of net collections of servicing advances.
Our investing activities used $378.2 million of cash. Investing activities include cash outflows in connection with our reverse mortgage securitizations of $176.7 million accounted for as secured financings. In addition, we paid $152.7 million in connection with asset acquisitions completed during the first quarter of 2014 and $60.5 million to purchase advances in connection with the Ginnie Mae EBO Transaction.
Our financing activities provided $229.1 million of cash. Cash provided by our financing activities includes $226.6 million in connection with our reverse mortgage securitization activities. Financing activities also include cash received in connection with the $123.6 million OASIS transaction involving the sale of Freddie Mac MSRs which we accounted for as a financing. In addition, we received $55.7 million of proceeds from the sale of advances to HLSS acquired in connection with the Ginnie Mae EBO Transaction. These cash inflows were partially offset by a net reduction in borrowings under mortgage warehouse facilities used to fund originated forward loans as sales exceeded originations during the quarter. Also, we completed the repurchase of 60,000 shares of common stock under the stock repurchase program we announced in October 2013, paying $2.3 million in connection with these repurchases.
Cash flows for the three months ended March 31, 2013. Our operating activities provided $401.9 million of cash largely due to $186.4 million of net collections of servicing advances, $114.1 million of net cash provided by our loans held for sale activities and net income of $45.1 million adjusted for MSR amortization of $47.9 million and other non-cash items. Operating cash flows were used principally to repay related match funded liabilities and to fund the portions of the ResCap Acquisition not funded through borrowings.
Our investing activities used $1.28 billion of cash. We paid $2.1 billion to acquire ResCap, consisting primarily of advances and MSRs. Cash inflows from investing activities include $713.6 million of proceeds from HLSS from the sale of advances and $87.0 million from the sale to Altisource of the diversified fee-based business acquired in the Homeward Acquisition. As disclosed below in the discussion of financing activities, we used a portion of the proceeds from the sales to HLSS to repay match funded liabilities and for required prepayments of the SSTL.

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

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At March 31, 2014, such contractual obligations were comprised of secured borrowings, interest payments and operating leases. There were no significant changes to our contractual obligations during the three months ended March 31, 2014. See Note 12 — Borrowings and Note 21 — Commitments and Contingencies to the unaudited Consolidated Financial Statements for additional information.
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
Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 15 — Derivative Financial Instruments and Hedging Activities to the unaudited Consolidated Financial Statements for additional information.
Involvement with SPEs. We use SPEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans. See Note 2 — Securitizations and Variable Interest Entities for additional information.
Mortgage Loan Repurchase and Indemnification Liability. We have exposure to representation, warranty and indemnification obligations in our capacity as a loan originator and servicer. See Note 2 — Securitizations and Variable Interest Entities, Note 13 — Other Liabilities and Note 21 — Commitments and Contingencies to the unaudited Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Management has processes in place to monitor these judgments and assumptions, including with the Audit Committee of the Board of Directors. Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 in Note 1 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.”
Valuation and Amortization of MSRs
As disclosed in Note 1 — Description of Business and Basis of Presentation to the unaudited Consolidated Financial Statements, we have increased our estimate of net servicing income from our servicing portfolio and have accounted for the resulting change in MSR amortization as a change in accounting estimate. The effect of this change on the first quarter of 2014 was to reduce amortization expense by $26.0 million, increase Net income attributable to Ocwen common stockholders by $22.8 million and to increase basic and diluted earnings per share for the quarter by $0.17 and $0.16, respectively.

Fair Value Measurements
The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs at the dates indicated:

	March 31, 2014	December 31, 2013
Loans held for sale	$383,703	$566,660
Loans held for investment - reverse mortgages	923,464	618,018
MSRs	110,826	116,029
Derivative assets	10,443	15,780
Assets at fair value	$1,428,436	$1,316,487
As a percentage of total assets	17%	17%
Financing liabilities	$870,462	$615,576
Liabilities at fair value	$870,462	$615,576
As a percentage of total liabilities	14%	10%
Assets at fair value using Level 3 inputs	$1,080,089	$797,396
As a percentage of assets at fair value	76%	61%
Liabilities at fair value using Level 3 inputs	$870,462	$615,576
As a percentage of liabilities at fair value	100%	100%
Level 3 assets and liabilities increased during the three months ended March 31, 2014 primarily in connection with reverse mortgage origination and securitization activity. We account for reverse mortgage securitizations as secured financings and have elected the fair value option for the related Loans held for investment - reverse mortgages and Financing liabilities (HMBS-related borrowings). Our economic exposure to these net assets is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by offsetting changes in the value of the related secured financing.
Refer to Note 5 — Fair Value to the unaudited Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
Listed below are new accounting pronouncements which we adopted on January 1, 2014. None of these pronouncements had a material impact on our unaudited Consolidated Financial Statements.

•	Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04)

•
Foreign Currency Matters – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05)

•	Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists (ASU 2013-11)
We are also evaluating the impact of new standards issued in 2014 that are not effective for us until January 1, 2015, but we do not anticipate that our adoption of these standards will have a material impact on our consolidated financial statements. For additional information, see Note 1 — Description of Business and Basis of Presentation to the unaudited Consolidated Financial Statements.

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
Interest Rate Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates and the related fair value of these instruments at March 31, 2014 and December 31, 2013. We use certain assumptions to estimate the fair value of these instruments. See Note 5 — Fair Value to the unaudited Consolidated Financial Statements for additional fair value information on financial instruments.

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Assets:
Interest-earning cash	$81,483	$81,483	$87,936	$87,936
Loans held for sale, at fair value	338,228	338,228	503,753	503,753
Loans held for sale, at lower of cost or fair value (1)	45,475	45,475	62,907	62,907
Loans held for investment - reverse mortgages	923,464	923,464	618,018	618,018
Interest–earning collateral and debt service accounts	87,948	87,948	134,982	134,982
Total rate-sensitive assets	$1,476,598	$1,476,598	$1,407,596	$1,407,596

Rate-Sensitive Liabilities:
Match funded liabilities	$2,361,662	$2,361,662	$2,364,814	$2,364,814
Other borrowings (2)	1,633,999	1,619,061	1,777,669	1,762,876
Total rate-sensitive liabilities	$3,995,661	$3,980,723	$4,142,483	$4,127,690

	March 31, 2014		December 31, 2013
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative Assets:
Interest rate caps	$1,856,000	$324	$1,868,000	$442
IRLCs	621,193	9,420	751,436	8,433
Forward MBS trades	928,048	699	950,648	6,905
Derivatives, net		$10,443		$15,780

(1)	Net of market valuation allowances and including non-performing loans.

(2)
Excludes financing liabilities of $634.4 million and $651.1 million at March 31, 2014 and December 31, 2013, respectively, that we recorded in connection with the sales of Rights to MSRs to HLSS which did not qualify as sales for accounting purposes. These financing liabilities have no contractual maturity and are amortized over the life of the transferred Rights to MSRs. Also, excludes the financing liabilities of $870.5 million and $615.6 million at March 31, 2014 and December 31, 2013, respectively, that we recorded in connection with the securitizations of HMBS which did not quality as sales for accounting purposes. These financing liabilities have no contractual maturity and are amortized as the related loans are repaid. The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates.

Based on March 31, 2014 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $6.1 million resulting from an increase of $33.8 million in annual interest income and an increase of $27.7 million in annual interest expense.
Sensitivity Analysis
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at March 31, 2014 given hypothetical instantaneous parallel shifts in the yield curve (in thousands). We used March 31, 2014 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$7,228	$(9,362)
Forward MBS trades	(7,706)	8,379
Total loans held for sale and related derivatives	(478)	(983)

Fair value MSRs	(7,674)	7,206
MSRs, embedded in pipeline	(1,213)	947
Total fair value MSRs	(8,887)	8,153

Total, net	$(9,365)	$7,170

ITEM 4.	CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 21 — Commitments and Contingencies to the unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves significant risks that are inherent to our business. We describe the principal risks and uncertainties that management believes affect or could affect us under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. The risks and uncertainties described therein are not the only ones facing us. You should carefully read and consider the risks and uncertainties described therein together with all of the other information included or incorporated by reference in such Annual Report before you make any decision regarding an investment in our common stock. If any of the risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliates
Information regarding repurchases of our common stock during the first quarter of 2014 is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
March 1 - March 31	60,000	$38.4643	60,000	$437.7	million
Total	60,000	$38.4643	60,000
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

ITEM 6.	EXHIBITS

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation (3)
3.3	Articles of Amendment to Articles of Incorporation (3)
3.4	Articles of Amendment to Articles of Incorporation (2)
3.5	Articles of Correction (2)
3.6	Articles of Amendment to Articles of Incorporation, Articles of Designation, Preferences and Rights of Series A Perpetual Convertible Preferred Stock (4)
3.7	Amended and Restated Bylaws of Ocwen Financial Corporation (5)
4.1	Form of Certificate of Common Stock (1)
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7
10.1
Amendment, dated as of February 4, 2014, to the Sale Supplement dated as of July 1, 2013, the Sale Supplement dated February 10, 2012 and various other sale supplements, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (3)

10.2
Amendment, dated as of February 4, 2014, to the Subservicing Supplement dated as of July 1, 2013, the Subservicing Supplement dated as of February 10, 2012 and various other subservicing supplements, among Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (3)

10.3*	Ocwen Financial Corporation 1998 Annual Incentive Plan, as amended (6)
10.4*	Ocwen Mortgage Servicing, Inc. Amended and Restated 2013 Preferred Stock Plan (2)
10.5*	Description of USVI Relocation Package of Ocwen Mortgage Servicing, Inc. (filed herewith)
11.1	Computation of earnings per share (7)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
*    Management contract or compensatory plan or agreement.

(1)
Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-1 (File No. 333-5153) as amended, declared effective by the SEC on September 25, 1996.

(2)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(3)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(4)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on December 28, 2012.

(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on May 10, 2013.

(6)	Incorporated by reference from the similarly described Annex A to our definitive Proxy Statement with respect to our 2014 Annual Meeting of Shareholders as filed with the SEC on April 22, 2014.

(7)	Incorporated by reference from “Note 17 — Basic and Diluted Earnings per Share” to our unaudited Consolidated Financial Statements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ John V. Britti
John V. Britti
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: May 2, 2014