Form 10-K/A
period 2013-12-31
OCWEN FINANCIAL CORP
filed 2014-08-18
CIK 873860

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

Explanatory Note
Ocwen Financial Corporation (the “Company”, “Ocwen”, “we”, “us”, “our”) is filing this Amendment No. 1 (Amendment) to its Annual Report on Form 10-K for the year ended December 31, 2013 (Original Form 10-K) filed with the Securities and Exchange Commission (SEC) on March 3, 2014 (Original Filing Date) to restate and revise the Company’s previously issued audited consolidated financial statements and related financial information for the year and each of the quarterly periods in the year ended December 31, 2013 included in its Original Form 10-K. This Amendment is to correct an error in the application of the interest method in accounting for a financing liability. Approximately $17.3 million of cash payments were recognized as interest expense by the Company between January 1, 2013 and December 31, 2013 instead of being applied to reduce the outstanding balance of the financing liability. Concurrently with the filing of this Amendment, the Company is filing an amendment to its Quarterly Report on Form 10-Q for the three months ended March 31, 2014 to restate its previously issued unaudited consolidated financial statements for the first quarter of 2014 whereby $17.3 million of cash payments were applied to reduce the outstanding balance of the financing liability instead of being recognized as interest expense.
In this Amendment we have further revised the Company’s previously issued audited consolidated financial statements and related financial information for the year ended December 31, 2013 to retrospectively reflect certain measurement period adjustments identified in 2014 related to a business combination completed in 2013. This change is not being made in connection with the restatement, but instead is required by generally accepted accounting standards in the United States (GAAP).
Background on Restatement
The Company has sold rights to receive servicing fees, excluding ancillary income, with respect to certain of its mortgage servicing rights (Rights to MSRs) to Home Loan Servicing Solutions, Ltd. (HLSS). Because we retain legal title to the MSRs, the sales of Rights to MSRs are accounted for as financings. The liability, which represents the estimated future payments to HLSS relating to the Rights to MSRs, is included in Financing liabilities on our consolidated balance sheet. Until such time as we obtain certain third party consents for the transfer of legal title to the MSRs, we continue to recognize the full amount of servicing revenue and amortization of the MSRs. We initially establish the value of the liability based on the price at which the Rights to MSRs are sold to HLSS. Thereafter, the carrying value of the liability is adjusted to reflect changes in the net present value of the estimated future cash flows of the underlying MSRs, a Level 3 valuation . The future cash flows represent the estimated future payments to HLSS of principal and interest on the financing liability. Because the financing liability does not have any contractual maturity date, the liability is amortized over the estimated life of the underlying MSRs using the interest method. For purposes of applying the interest method, the balance of the liability is reduced each quarter based on the change in the present value of the estimated future cash flows, with any remaining cash payment recognized as interest expense. The Company utilizes a third-party valuation expert to provide the estimated fair value of the MSRs underlying the financing liability. In 2012, with the completion of the first Rights to MSRs sale to HLSS, the Company adopted an accounting convention whereby we applied a narrow (5%) range to the valuations received from the third-party valuation expert in determining the carrying value of our financing liability. Under this accounting convention, no adjustment was made to the amortization of the financing liability as long as the valuation from the third-party valuation expert was within 5% of our carrying value. This accounting convention and the use of a range, rather than the third-party valuation expert point estimate of fair value, resulted in the error in the Company’s financial statements.
We also identified a data error in connection with the valuation of less than 1/2 of 1% of the unpaid principal balance (UPB) of the Rights to MSRs underyling the financing liability. This error overstated the estimated fair value of the Rights to MSRs underlying our financing liability by $5.9 million at December 31, 2013. The impact of this error is included in the $17.3 million adjustment described above.
On August 12, 2014, our Board of Directors and the Audit Committee of the Board of Directors (Audit Committee), after consultation with Deloitte & Touche LLP, the Company’s independent registered public accounting firm, determined that the Company’s consolidated financial statements for the fiscal year ended December 31, 2013 and the quarter ended March 31, 2014 could no longer be relied upon as being compliant with GAAP. Consequently, we have revised our financial results for the periods presented in this Amendment.
The adjustments to correct the error in applying the interest method to certain financing liabilities resulted in an increase in net income of $16.3 million and an increase in basic and diluted earnings per share of $0.12 and $0.11, respectively, for the year ended December 31, 2013.
Because these revisions represent corrections to our prior period financial results, the revisions are considered to be a “restatement” under GAAP. Accordingly, the revised financial information included in this Annual Report on Form 10-K/A has been identified as “As Restated.”

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2013 based on the framework in “Internal Control-Integrated Framework (1992 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2013 solely due to a material weakness in internal control over financial reporting related to the accounting convention when applying the interest method in accounting for financing liabilities related to Rights to MSRs sold to HLSS. Specifically, our controls were not properly designed to calculate the appropriate allocation of cash payments between principal and interest in connection with the financing liability. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Amendment.
Background on Revision
In our Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed on May 2, 2014, we revised our December 31, 2013 consolidated balance sheet to reflect measurement period adjustments attributable to the acquisition of certain assets and the loan servicing operations of Residential Capital, LLC on February 15, 2013 (ResCap Acquisition). These measurement period adjustments consisted primarily of additional settlements completed in January and February 2014. These revisions do not represent a correction of an error. Under GAAP we are required to revise prior period comparative financial information when it is reissued in subsequent financial statements to include the effect of the measurement period adjustment as if the accounting for the business combination had been completed on the acquisition date, which in this case is February 15, 2013. Consequently, we have revised our consolidated balance sheet as of December 31, 2013 in this Amendment. These changes did not have any effect on our consolidated results of operations or cash flows.
Effects of Restatement and Revision
Revisions to the Original Form 10-K have been made to the Company’s Consolidated Financial Statements and related disclosures in Part II, Item 8 - Financial Statements and Supplementary Data for the year ended December 31, 2013. In addition, corresponding changes have been made to the following other items to reflect the restatement and the revision related to the ResCap Acquisition described above:

(A)
Amendments to Part I, Item 1A - Risk Factors, to add an additional risk factor regarding our internal controls over financial reporting as a result of the identification of a material weakness in our financial reporting.

(B)
Amendments to Part II, Item 6 - Selected Financial Data, to restate (a) our 2013 annual results of operations to reflect a reduction in interest expense related to a change in the value of Financing liabilities which had the effect of overstating our consolidated Other expense, net and understating Income before tax by $17.3 million and increasing income tax expense by $1.0 million for the year ended 2013 and to revise and/or restate (b) our 2013 balance sheet to reflect (i) an increase in Total assets and Total liabilities of $54.2 million to reflect final purchase accounting adjustments in connection with the ResCap Acquisition; (ii) a reduction in Total liabilities and Financing liabilities of $17.3 million; and (iii) the impact on our income tax accounts for the effects of above items within our results of operations and/or balance sheet as of December 31, 2013.

(C)	Amendments to Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, to reflect the restatement of our financial results, described in (B) above.

(D)
Amendments to Part II, Item 8 - Financial Statements and Supplementary Data , to restate our 2013 consolidated balance sheet as of December 31, 2013, and the consolidated statements of operations, comprehensive income, changes in equity and cash flows for the year ended December 31, 2013 and related disclosures for the items noted within (B) above.

(E)
Amendments to Part II, Item 9A - Controls and Procedures, to (i) describe changes in our disclosure controls and procedures and our internal controls over financial reporting to address a material weakness, (ii) modify management’s opinion of the effectiveness of our internal controls over financial reporting as of December 31, 2013, and (iii) modify the Report of our Independent Registered Public Accounting Firm for its opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2013.

(F)	Part IV, Item 15 - Exhibits, Financial Statement Schedules, including exhibits 12.1, 23.1, 31.1, 31.2, 32.1 and 32.2.
We believe that presenting the restated information regarding the restated period in this Form 10-K/A allows investors to review all pertinent data in a single presentation. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated period in this Form 10-K/A or in future filings with the SEC, as applicable, and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.
Except as described in this Explanatory Note, the consolidated financial statements and financial statement footnote disclosures in the Original Form 10-K are unchanged. In particular, except for the events described above, this Amendment has not been updated to reflect any events that have occurred after the Original Form 10-K was filed or to modify or update disclosures affected by other subsequent events, except where required by GAAP. Accordingly, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Company’s other filings with the SEC, together with any amendments to those filings.

OCWEN FINANCIAL CORPORATION
2013 FORM 10-K/A ANNUAL REPORT

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
RESTATEMENT
On August 12, 2014, our Board of Directors and the Audit Committee of the Board of Directors (Audit Committee), after consultation with Deloitte & Touche LLP, the Company’s independent registered public accounting firm, determined that the Company’s consolidated financial statements for the fiscal year ended December 31, 2013 and the quarter ended March 31, 2014 could no longer be relied upon as being compliant with GAAP. Consequently, we have revised our financial results for the periods presented in this Amendment. Because these revisions are treated as corrections to our prior period financial results, the revisions are considered to be a “restatement” under GAAP. Accordingly, the revised financial information included in this Annual Report on Form 10-K/A has been identified as “As Restated.” See Note 1A - Restatement and Revision of Previously Issued Consolidated Financial Statements to the Consolidated Financial Statements in Part II, Item 8 for further discussion.
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

We have identified a material weakness in our internal control over financial reporting which has resulted in material misstatements in our previously issued financial statements. If our remedial measures are insufficient to address the material weakness, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results, which could adversely affect our financial condition, stock price, reputation and investors’ and counterparties’ perceptions of us.
In connection with the restatement discussed in the Explanatory Note to this Form 10-K/A and in Note 1A — Restatement and Revision of Previously Issued Consolidated Financial Statements to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A, management identified a material weakness in internal control over financial reporting as of December 31, 2013 related to the use of an accounting convention in our application of the interest method to financing liabilities related to Rights to MSRs sold to HLSS. Specifically, our controls were not properly designed to calculate the appropriate allocation of cash payments between principal and interest in connection with the financing liability.
The material weakness resulted in the restatement of our financial statements and related financial information for the year and quarters in the year ended December 31, 2013, as well as for the quarter ended March 31, 2014 (the Restated Periods). On August 12, 2014, our Board of Directors and the Audit Committee of the Board of Directors (Audit Committee), after consultation with Deloitte & Touche LLP, the Company’s independent registered public accounting firm, determined that the Company’s consolidated financial statements for the Restated Periods could no longer be relied upon as being compliant with GAAP. In connection with the restatement, management re-evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2013 and concluded each was ineffective as of December 31, 2013. Our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2014 have been amended by Amendments No. 1 on Forms 10-K/A and 10-Q/A, respectively, to reflect the restatement of our financial statements for the Restated Periods and the change in management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2013 and March 31, 2014.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See also Part II, Item 9A, “Controls and Procedures” of this Amendment. The existence of this issue could adversely affect us, our reputation, investors' and counterparties’ perceptions of us and our stock price. It could also lead to increased scrutiny from regulators or the media, rumors concerning us and the initiation of legal proceedings, or adverse developments in existing legal proceedings.
We have corrected our application of the interest method in connection with the accounting for financing liabilities related to sales of Rights to MSRs to HLSS by eliminating the accounting convention as a result of the restatement. We are also in the process of implementing new controls related to the monitoring and oversight of valuations of Level 3 assets and liabilities and the level and timing of critical assumptions used in third-party valuations we use in our accounting processes and reporting. Management believes these initiatives will remediate the material weakness in internal control over financial reporting described above. We will test the ongoing operating effectiveness of the new controls in future periods. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
If our remedial measures are insufficient to address the material weaknesses, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results, which could adversely affect our financial condition, reputation and investors’ and counterparties’ perceptions of us. In addition, if we are unable to successfully remediate the material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.
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

We use estimates in determining the fair value of certain assets and liabilities. If our estimates prove to be incorrect, we may be required to write down the value of these assets or write up the value of these liabilities which could adversely affect our earnings.
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
As a result of acquisitions and our ongoing and potential future business activities, the number and complexity of estimates we use in determining fair value has increased.  At December 31, 2013, 17% and 10% of our consolidated total assets and liabilities are measured at fair value, respectively, on a recurring and nonrecurring basis, 61% and 100% of which are considered Level 3 valuations. Our largest Level 3 asset and liability carried at fair value on a recurring basis is Loans held for investment - reverse mortgages and the related secured financing. We pool home equity conversion mortgages (reverse mortgages) into Ginnie Mae Home Equity Conversion Mortgage-Backed Securities (HMBS). Because the transfers of reverse mortgages do not qualify for sale accounting, we account for these transfers as secured financings and classify the transferred reverse mortgages as Loans held for investment - reverse mortgages and Financing liabilities. Holders of HMBS have no recourse against the assets of Ocwen, except for standard representations and warranties and our contractual obligations to service the reverse mortgages and HMBS. We estimate the fair value of our assets and liabilities utilizing assumptions that we believe are appropriate and are used by market participants. The methodology used to estimate these values is complex and uses asset- and liability-specific data and market inputs for assumptions including interest and discount rates, collateral status and expected future performance and liquidity dates.
Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. If prepayment speeds increase more than estimated, delinquency and default levels are higher than anticipated or financial market illiquidity is greater than anticipated, we may be required to adjust the value of certain assets and liabilities which could adversely affect our earnings.
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
The information presented in the table below has been revised to give effect to the restatement of our Consolidated Financial Statements for the year ended December 31, 2013 due to an accounting error in connection with the application of the interest method to certain financing liabilities. The effect of the restatement is a $17.3 million reduction in interest expense and financing liabilities. For additional information, see Note 1A — Restatement and Revision of Previously Issued Consolidated Financial Statements to our Consolidated Financial Statements and “Explanatory Note” preceding Part I. In addition, the December 31, 2013 balance sheet data has been revised for certain measurement period adjustments identified in 2014 related to the ResCap Acquisition completed on February 15, 2013. See Note 3 - Business Acquisitions for additional information.

	December 31,
	2013 (1) (2)	2012 (1) (2)	2011 (1)	2010 (1)	2009 (3)
Selected Balance Sheet Data
Total Assets	$7,927,003	$5,685,962	$4,728,024	$2,921,409	$1,769,350
Loans held for sale	$566,660	$509,346	$20,633	$25,803	$33,197
Loans held for investment - Reverse mortgages	618,018	—	—	—	—
Advances and match funded advances	3,443,215	3,233,707	3,733,502	2,108,885	968,529
Mortgage servicing rights	2,069,381	764,150	293,152	193,985	117,802
Goodwill	420,201	416,176	70,240	12,810	—
Trading securities, at fair value (4)	—	—	—	—	251,156

Total Liabilities	$6,054,051	$3,921,168	$3,384,713	$2,016,592	$903,487
Match funded liabilities	$2,364,814	$2,532,745	$2,558,951	$1,482,529	$465,691
Financing liabilities	1,266,973	306,308	—	—	—
Long-term other secured borrowings	1,288,740	18,466	563,627	277,542	143,395
Investment line (4)	—	—	—	—	156,968

Mezzanine equity (5)	$60,361	$153,372	$—	$—	$—

Total stockholders’ equity (6)	$1,812,591	$1,611,422	$1,343,311	$904,817	$865,863

Residential Loans and Real Estate Serviced for Others
Count	2,861,918	1,219,956	671,623	479,165	351,595
UPB	$464,651,332	$203,665,716	$102,199,222	$73,886,391	$49,980,077

	For the Years Ended December 31,
	2013	2012	2011	2010	2009 (3)
Selected Operations Data
Revenue:
Servicing and subservicing fees	$1,823,559	$804,407	$458,838	$321,699	$264,467
Gain (loss) on loans held for sale, net	121,694	215	(2)	—	—
Other	93,020	40,581	37,055	38,682	116,261
Total revenue	2,038,273	845,203	495,891	360,381	380,728
Operating expenses	1,301,294	363,907	239,547	236,474	235,654
Income from operations	736,979	481,296	256,344	123,907	145,074
Other income (expense):
Interest expense	(395,586)	(223,455)	(132,770)	(85,923)	(62,954)
Other, net	11,086	(333)	(579)	1,170	11,141
Other expense, net	(384,500)	(223,788)	(133,349)	(84,753)	(51,813)

Income from continuing operations before income taxes	352,479	257,508	122,995	39,154	93,261
Income tax expense	42,061	76,585	44,672	5,545	96,110
Income (loss) from continuing operations	310,418	180,923	78,323	33,609	(2,849)
Income from discontinued operations, net of taxes (7)	—	—	—	4,383	3,121
Net income	310,418	180,923	78,323	37,992	272
Net loss (income) attributable to non-controlling interests	—	—	8	(8)	25
Net income attributable to Ocwen stockholders	310,418	180,923	78,331	37,984	297
Preferred stock dividends (5)	(5,031)	(85)	—	—	—
Deemed dividend related to beneficial conversion feature of preferred stock (5)	(6,989)	(60)	—	—	—
Net income attributable to Ocwen common stockholders	$298,398	$180,778	$78,331	$37,984	$297

Basic earnings per share
Income (loss) from continuing operations	$2.20	$1.35	$0.75	$0.34	$(0.04)
Income (loss) from discontinued operations (7)	—	—	—	0.04	0.04
Net income attributable to OCN common stockholders	$2.20	$1.35	$0.75	$0.38	$—

Diluted earnings per share
Income (loss) from continuing operations	$2.13	$1.31	$0.71	$0.32	$(0.04)
Income (loss) from discontinued operations (7)	—	—	—	0.04	0.04
Net income attributable to OCN common stockholders	$2.13	$1.31	$0.71	$0.36	$—

Weighted average common shares outstanding
Basic	135,678,088	133,912,643	104,507,055	100,273,121	78,252,000
Diluted (8)	139,800,506	138,521,279	111,855,961	107,483,015	78,252,000

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to give effect to the restatement of our Consolidated Financial Statements for the year ended December 31, 2013 to correct an accounting error in connection with the application of the interest method to certain financing liabilities. For additional information, see Note 1A — Restatement and Revision of Previously Issued Consolidated Financial Statements to our Consolidated Financial Statements and “Explanatory Note” preceding Part I. In addition, the December 31, 2013 balance sheet data has been revised for certain measurement period adjustments identified related to the ResCap Acquisition. See Note 3 - Business Acquisitions for additional information.

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

	For the years ended December 31,			$ Change		% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011	2013 vs. 2012	2012 vs. 2011
Consolidated:
Revenue:
Servicing and subservicing fees	$1,823,559	$804,407	$458,838	$1,019,152	$345,569	127%	75%
Gain (loss) on loans held for sale	121,694	215	(2)	121,479	217	n/m	n/m
Other	93,020	40,581	37,055	52,439	3,526	129	10
Total revenue	2,038,273	845,203	495,891	1,193,070	349,312	141	70
Operating expenses	1,301,294	363,907	239,547	937,387	124,360	258	52
Income from operations	736,979	481,296	256,344	255,683	224,952	53	88
Other income (expense):
Interest expense	(395,586)	(223,455)	(132,770)	(172,131)	(90,685)	77	68
Other	11,086	(333)	(579)	11,419	246	n/m	(42)
Other expense, net	(384,500)	(223,788)	(133,349)	(160,712)	(90,439)	72	68
Income before income taxes	352,479	257,508	122,995	94,971	134,513	37	109
Income tax expense	42,061	76,585	44,672	(34,524)	31,913	(45)	71
Net income	310,418	180,923	78,323	129,495	102,600	72	131
Net income (loss) attributable to non-controlling interests	—	—	8	—	(8)	n/m	(100)
Net income attributable to Ocwen stockholders	310,418	180,923	78,331	129,495	102,592	72	131
Preferred stock dividends	(5,031)	(85)	—	(4,946)	(85)	n/m	n/m
Deemed dividend related to beneficial conversion feature of preferred stock	(6,989)	(60)	—	(6,929)	(60)	n/m	n/m
Net income attributable to Ocwen common stockholders	$298,398	$180,778	$78,331	$117,620	$102,447	65	131

Segment income (loss) before taxes:
Servicing	$391,667	$274,363	$135,880	$117,304	$138,483	43%	102%
Lending	35,624	(258)	—	35,882	(258)	n/m	n/m
Corporate Items and Other	(74,812)	(16,597)	(12,885)	(58,215)	(3,712)	351	29
	$352,479	$257,508	$122,995	$94,971	$134,513	37	109
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
Other expense, net for 2013 increased as compared to 2012 primarily as a result of an increase in interest expense. The increase in interest expense was driven principally by an increase in interest on the financing liabilities that we have recognized in connection with acquisitions, especially the HLSS transactions and Senior Secured Term Loan (SSTL) borrowings, offset by a decline in interest on match funded liabilities. The HLSS financing liability has increased from an average of $92.0 million in 2012 to an average of $513.7 million in 2013. We used the proceeds from the HLSS transactions to repay advance facility borrowings of $3.0 billion that we incurred to finance the Homeward, ResCap and Ally acquisitions and to provide a significant part of the financing for the OneWest acquisition. The early repayment of our advance financing facilities resulted in our writing off to Interest expense $7.3 million of deferred financing costs associated with those facilities. In certain circumstances, we may be reimbursed for a portion of these costs by HLSS. During 2013, HLSS reimbursed $1.9 million in deferred financing costs. We also recognized in earnings $4.1 million of losses on cash flow hedges relating to our advance financing facilities that we had deferred in Accumulated other comprehensive loss.
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
Our effective tax rate for 2013 is lower than the U.S. Federal corporate income tax rate of 35% primarily because of lower tax rates on our operations in the USVI. As part of an initiative to streamline management of our global servicing assets and operations and cost-effectively expand our U.S.-based origination and servicing activities, Ocwen formed OMS in 2012 under the laws of the USVI where OMS has its principal place of business. OMS is located in a federally recognized economic development zone and, effective October 1, 2012, became eligible for certain benefits which have a favorable impact on our effective tax rate. Our actual effective tax rate in the future will vary depending on the mix of U.S. and foreign assets and operations. Although income before income taxes for 2013 increased by $95.0 million as compared to 2012, income tax expense declined by $34.5 million as our estimated effective tax rate for 2013 declined to 11.9% as compared to 29.7% for 2012.
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

	2013	2012	$ Change	% Change
Cash	$178,512	$220,130	$(41,618)	(19)%
Loans held for sale ($503.8 million and $426.5 million carried at fair value)	566,660	509,346	57,314	11
Loans held for investment - reverse mortgages, at fair value	618,018	—	618,018	n/m
Advances and match funded advances	3,443,215	3,233,707	209,508	6
Mortgage servicing rights ($116.0 million and $85.2 million carried at fair value)	2,069,381	764,150	1,305,231	171
Deferred tax assets	115,571	96,893	18,678	19
Goodwill	420,201	416,176	4,025	1
Debt service accounts	129,897	88,748	41,149	46
Other	385,548	356,812	28,736	8
Total assets	$7,927,003	$5,685,962	$2,241,041	39

Total Assets by Segment:
Servicing	$6,295,976	$4,575,489	$1,720,487	38%
Lending	1,195,812	476,434	719,378	151
Corporate Items & Other	435,215	634,039	(198,824)	(31)

Match funded liabilities	$2,364,814	$2,532,745	$(167,931)	(7)
Financing liabilities ($615.6 million and $0 carried at fair value)	1,266,973	306,308	960,665	314
Other secured borrowings	1,777,669	790,371	987,298	125
Other	644,595	291,744	352,851	121
Total liabilities	6,054,051	3,921,168	2,132,883	54
Mezzanine equity	60,361	153,372	(93,011)	(61)
Total stockholders’ equity	1,812,591	1,611,422	201,169	12
Total liabilities, mezzanine equity and stockholders’ equity	$7,927,003	$5,685,962	$2,241,041	39

Total Liabilities by Segment:
Servicing	$4,777,698	$3,440,888	$1,336,810	39%
Lending	1,107,413	388,094	719,319	185
Corporate Item & Other	168,940	92,186	76,754	83
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
The following table presents selected results of operations of our Servicing segment for the years ended December 31. The amounts presented are before the elimination of balances and transactions with our other segments:

				% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenue
Servicing and subservicing fees:
Residential	$1,800,598	$791,985	$453,590	127%	75%
Commercial	17,907	12,575	6,390	42	97
	1,818,505	804,560	459,980	126	75
Gain on loans held for sale, net	39,490	—	—	n/m	n/m
Process management fees and other	37,926	36,070	34,854	5	3
Total revenue	1,895,921	840,630	494,834	126	70

Operating expenses
Compensation and benefits	320,598	93,445	79,076	243	18
Amortization of servicing rights	282,526	72,897	42,996	288	70
Servicing and origination	95,180	25,028	8,118	280	208
Technology and communications	114,385	35,860	28,188	219	27
Professional services	34,840	19,834	15,203	76	30
Occupancy and equipment	85,767	41,645	20,609	106	102
Other operating expenses	162,788	55,606	37,011	193	50
Total operating expenses	1,096,084	344,315	231,201	218	49

Income from operations	799,837	496,315	263,633	61	88

Other income (expense)
Interest income	1,599	9	110	n/m	(92)
Interest expense	(381,477)	(221,948)	(132,574)	72	67
Gain (loss) on debt redemption	(17,030)	(1,514)	3,651	n/m	(141)
Other, net	(11,262)	1,501	1,060	(850)	42
Total other expense, net	(408,170)	(221,952)	(127,753)	84	74

Income from continuing operations before income taxes	$391,667	$274,363	$135,880	43	102
n/m: not meaningful

The following table provides selected operating statistics at or for the years ended December 31:

				% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$397,462,893	$153,824,497	$71,900,689	158%	114%
Non-performing loans	59,425,722	43,568,536	24,097,130	36	81
Non-performing real estate	7,762,717	6,272,683	6,201,403	24	1
Total residential assets serviced (2)	$464,651,332	$203,665,716	$102,199,222	128	99

Conventional loans (3)	$218,657,915	$39,724,120	$8,918,573	450%	345%
Government insured loans	45,484,303	10,022,475	110,332	354	n/m
Non-Agency loans	200,509,114	153,919,121	93,170,317	30	65
Total residential loans serviced	$464,651,332	$203,665,716	$102,199,222	128	99

Percent of total UPB:
Servicing portfolio	85.6%	86.3%	77.0%	(1)%	12%
Subservicing portfolio	14.4	13.7	23.0	5	(40)
Non-performing residential assets serviced (4)	14.5	23.5	27.9	(38)	(16)

Number of:
Performing loans (1)	2,511,675	982,391	516,923	156%	90%
Non-performing loans	308,468	204,325	123,584	51	65
Non-performing real estate	41,775	33,240	31,116	26	7
Total number of residential assets serviced (2)	2,861,918	1,219,956	671,623	135	82

Conventional loans (3)	1,221,483	215,321	47,947	467%	349%
Government insured loans	289,185	54,632	695	429	n/m
Non-Agency loans	1,351,250	950,003	622,981	42	52
Total residential loans serviced	2,861,918	1,219,956	671,623	135	82

Percent of total number:
Servicing	84.4%	86.0%	77.5%	(2)%	11%
Subservicing	15.6	14.0	22.5	11	(38)
Non-performing residential assets serviced (4)	12.2	18.4	21.2	(34)	(13)

				% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Residential Assets Serviced
Average UPB of residential assets serviced
Servicing	$320,907,907	$102,809,182	$67,417,338	212%	52%
Subservicing	94,821,042	15,997,014	13,843,256	493	16
	$415,728,949	$118,806,196	$81,260,594	250	46

Prepayment speed (average Constant Prepayment Rate or CPR)	16.9%	14.7%	14.4%	15%	2%

Average number of residential assets serviced
Servicing	1,997,691	661,839	436,909	202%	51%
Subservicing	623,210	100,815	94,493	518	7
	2,620,901	762,654	531,402	244	44

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$1,236,449	$527,535	$312,836	134%	69%
Subservicing	146,576	45,769	27,404	220	67
	1,383,025	573,304	340,240	141	68
HAMP fees	152,081	76,615	42,025	99	82
Late charges	114,963	68,613	38,555	68	78
Loan collection fees	30,960	15,915	11,223	95	42
Custodial accounts (float earnings)	4,895	3,703	2,105	32	76
Other	114,674	53,835	19,442	113	177
	$1,800,598	$791,985	$453,590	127	75

Number of Completed Modifications
HAMP	47,758	19,516	12,429	145%	57%
Non-HAMP	66,592	63,434	63,776	5	(1)
Total	114,350	82,950	76,205	38	9

Financing Costs
Average balance of advances and match funded advances	$2,844,865	$3,524,321	$2,515,507	(19)%	40%
Average borrowings(5)	2,590,516	2,876,891	1,833,641	(10)	57
Interest expense on borrowings (5)(6)	137,806	161,848	125,826	(15)	29
Facility costs included in interest expense (5)(6)	18,917	17,770	22,674	6	(22)
Discount amortization included in interest expense (6)	1,412	3,259	9,354	(57)	(65)
Effective average interest rate (5)(6)	5.32%	5.63%	6.86%	(6)	(18)
Average 1-month LIBOR	0.19%	0.24%	0.23%	(21)	4

				% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Average Employment
India and other	4,873	3,965	2,521	23%	57%
U. S. (7)	3,322	661	552	403	20
Total	8,195	4,626	3,073	77	51

Collections on loans serviced for others	$84,484,413	$11,387,244	$6,618,201	642%	72%
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

(5)
Excludes interest expense related to financing liabilities that we recognized in connection with the HLSS Transactions. Interest on HLSS financing liabilities amounted to $228.6 million and $54.7 million for the years ended December 31, 2013 and 2012, respectively. Also excludes an average of $513.7 million and $92.0 million of HLSS financing liabilities for the years ended December 31, 2013 and 2012, respectively. In 2012, excludes the effects, which were insignificant, of the facilities assumed in connection with the Homeward Acquisition. See Note 4 — Sales of Advances and MSRs to the Consolidated Financial Statements for additional information regarding the HLSS Transactions.

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

Interest expense related to the financing liabilities that we recognized in connection with the HLSS Transactions increased to $228.6 million for 2013 from $54.7 million in 2012. The average balance of the HLSS financing liabilities increased to $513.7million in 2013 from $92.0 million in 2012. As discussed in the following paragraphs, interest expense on the portion of the sales proceeds accounted for as a financing is greater than the interest on the match funded liabilities that were assumed by HLSS or repaid.
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
Operating expenses related to the Homeward and Liberty platforms are driven largely by production volume, with direct acquisition costs offset by origination fee income included in Other revenue. Interest income consists primarily of interest earned on newly originated and purchased loans prior to sale to investors. Interest income is offset by interest expense incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. At December 31, 2013, we had outstanding warehouse lines with total and available borrowing capacity of $991.3 million and $536.2 million, respectively.

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
Cash flows for the year ended December 31, 2013. Our operating activities provided $884.4 million of cash largely due to $295.1 million of net collections of servicing advances and net income of $310.4 million adjusted for MSR amortization of $282.8 million and other non-cash items. Because we classify proceeds from the sale of servicing advances as investing activities, cash generated from our operations related to collections of servicing advances declined significantly in 2013 compared to 2012. We expect this trend to continue, to the extent sales to HLSS remain the most efficient source of funding for our non-Agency MSRs. Operating cash flows were used principally to fund the portions of acquisitions not funded through borrowings.
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

(3)
Excludes financing liabilities of $633.8 million and $303.7 million at December 31, 2013 and 2012, respectively, that we recorded in connection with the sales of Rights to MSRs to HLSS which did not qualify as sales for accounting purposes. These financing liabilities have no contractual maturity and is amortized over the life of the transferred Rights to MSRs. Also, excludes the financing liabilities of $615.6 million at December 31, 2013 that we recorded in connection with the securitizations of HMBS which did not quality as sales for accounting purposes. These financing liabilities have no contractual maturity and are amortized as the related loans are repaid.

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
Valuation and Amortization of MSRs
MSRs are an intangible asset that represents the right to service a portfolio of mortgage loans. We originate MSRs from our lending activities and obtain MSRs through asset acquisitions or business combinations. For initial measurement, acquired and originated MSRs are initially measured at fair value. Subsequent to acquisition or origination, we account for MSRs using the amortization or fair value measurement method, based on our strategy for managing the risks of the underlying portfolios. For MSRs accounted for using the amortization measurement method, we assess servicing assets or liabilities for impairment or increased obligation based on fair value on a quarterly basis. We group our MSRs by stratum for impairment testing based on the predominant risk characteristics of the underlying mortgage loans. In recognition of the significant change in the composition of our MSR portfolio as a result of acquisitions, our strata are defined as conventional (i.e. conforming to the underwriting standards of Fannie Mae or Freddie Mac), government insured (loans insured by FHA or VA) and non-Agency (i.e. all private label primary and master serviced loans).
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
The following table provides information regarding the balance of goodwill by business acquisition and by reporting segment as of December 31, 2013:

	Servicing	Lending	Total
HomeEq	$12,810	$—	$12,810
Litton	57,430	—	57,430
Homeward	218,170	46,159	264,329
ResCap	82,669	—	82,669
Liberty	—	2,963	2,963
	$371,079	$49,122	$420,201
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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES (As Amended)
Evaluation of Disclosure Controls and Procedures
In connection with filing the Original Form 10-K, management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2013. Based on such evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were effective.
Subsequent to that evaluation, in connection with the restatement of our Consolidated Financial Statements for the year ended December 31, 2013, as discussed in Note 1A — Restatement and Revision of Previously Issued Consolidated Financial Statements to our Consolidated Financial Statements, management reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 and concluded that, solely because of the material weakness identified in our internal control over financial reporting disclosed below, our disclosure controls and procedures were not effective as of December 31, 2013.
Management’s Report on Internal Control over Financial Reporting (As Amended)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 framework). Based on that evaluation, our management concluded that, as of December 31, 2013, internal control over financial reporting was effective based on criteria established in Internal Control—Integrated Framework issued by the COSO.
In connection with the restatement of our Consolidated Financial Statements for the year ended December 31, 2013 discussed in Note 1A — Restatement and Revision of Previously Issued Consolidated Financial Statements to our Consolidated Financial Statements, management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the COSO. Based on this evaluation, management determined that a material weakness existed as of December 31, 2013 as described below. Solely as a result of this material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified a material weakness in internal control over financial reporting as of December 31, 2013. The Company’s controls related to the use of an accounting convention in its application of the interest method to financing liabilities related to Rights to MSRs sold to HLSS were not properly designed to calculate the appropriate allocation of cash payments between principal and interest in connection with the financing liability.
Our independent registered public accounting firm, Deloitte & Touche LLP (Deloitte), has reissued their report on our internal controls over financial reporting. Deloitte’s reissued report appears on page F-3.
Remediation of Material Weakness
Ocwen has corrected its application of the interest method used to calculate the appropriate allocation between principal and interest in connection with accounting for a financing liability related to Rights to MSRs sold to HLSS . We are also in the process of implementing new controls related to the monitoring and oversight of valuations of Level 3 assets and liabilities and the level and timing of critical assumptions used in third-party valuations that we use in our accounting processes and reporting. Management believes these initiatives will remediate the material weakness in internal control over financial reporting described above. We will test the ongoing operating effectiveness of the new controls in future periods. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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

	2.9	Repurchase Letter Agreement, dated as of September 23, 2013, by and among Ocwen Financial Corporation and the holders of Series A Perpetual Convertible Preferred Stock party thereto (9)
	3.1	Amended and Restated Articles of Incorporation (10)
	3.2	Articles of Amendment to Articles of Incorporation (11)
	3.3	Articles of Amendment to Articles of Incorporation (11)
	3.4	Articles of Amendment to Articles of Incorporation (12)
	3.5	Articles of Correction (12)
	3.6	Articles of Amendment to Articles of Incorporation, Articles of Designation, Preferences and Rights of Series A Perpetual Convertible Preferred Stock (13)
	3.7	Amended and Restated Bylaws of Ocwen Financial Corporation (14)
	4.1	Form of Certificate of Common Stock (10)
	4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7
	10.1*	Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (15)
	10.2*	Ocwen Financial Corporation 1998 Annual Incentive Plan, as amended (16)
	10.3*	Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (17)
	10.4*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (18)
	10.5*	Ocwen Financial Corporation 2007 Equity Incentive Plan, dated May 10, 2007 (19)
	10.6*	Ocwen Mortgage Servicing, Inc. Amended and Restated 2013 Preferred Stock Plan (11)
	10.7	Tax Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
	10.8	Employee Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
	10.9	Technology Products Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)

10.10	Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.11	Data Center and Disaster Recovery Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.12	Intellectual Property Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.13	Support Services Agreement, dated as of August 10, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (20)
10.14	Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (21)
10.15	Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (21)
10.16	Data Center and Disaster Recovery Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (21)
10.17	Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (21)
10.18	First Amendment to Support Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (21)
10.19	First Amendment to Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (21)
10.20	First Amendment to Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (21)
10.21	First Amendment to Data Center and Disaster Recovery Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (21)
10.22	First Amendment to Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (21)
10.23	Second Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (8)
10.24	Second Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation Altisource Solutions S.à r.l. (8)
10.25	Second Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (8)
10.26	Second Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (8)
10.27	First Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (8)
10.28	First Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (8)
10.29	First Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (8)
10.30	First Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (8)
10.31	Third Amendment to Services Agreement, dated as of July 24, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (11)
10.32	Second Amendment to Services Agreement dated July 24, 2013 by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (11)
10.33	First Amended and Restated Support Services Agreement dated September 12, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (11)
10.34	Agreement dated as of April 12, 2013 by and among Altisource Solutions S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (22)
10.35	Master Servicing Rights Purchase Agreement, dated October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (11)
10.36	Sale Supplement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (4)
10.37	Master Subservicing Agreement, dated October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (11)

10.38	Subservicing Supplement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (4)
10.39	Professional Services Agreement, dated February 10, 2012, between Ocwen Financial Corporation, together with its subsidiaries and affiliates, and HLSS Management, LLC (4)
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
10.42
Amendment, dated as of September 30, 2013, to the Sale Supplement, dated as of July 1, 2013, to the Master Servicing Rights Purchase Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (24)

10.43
Amendment, dated as of September 30, 2013, to the Subservicing Supplement, dated as of July 1, 2013, to the Master Subservicing Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings LLC (24)

10.44
Amendment, dated as of February 4, 2014, to the Sale Supplement dated as of July 1, 2013, the Sale Supplement dated February 10, 2012 and various other sale supplements, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (11)

10.45
Amendment, dated as of February 4, 2014, to the Subservicing Supplement dated as of July 1, 2013, the Subservicing Supplement dated as of February 10, 2012 and various other subservicing supplements, among Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (11)

10.46	Registration Rights Agreement, made and entered into as of December 27, 2012, by and among Ocwen Financial Corporation and the Holders (as defined therein) (14)
10.47	Guarantee between Ocwen Financial Corporation and OneWest Bank, FSB dated as of June 13, 2013 (7)
10.48
Senior Secured Term Loan Facility Agreement dated as of February 15, 2013 by and among Ocwen Loan Servicing, LLC, as Borrower, Ocwen Financial Corporation, as Parent, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent (25)

10.49	Pledge and Security Agreement dated as of February 15, 2013 between each of the Grantor Parties thereto, and Barclays Bank PLC, as Collateral Agent (25)
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

11.1	Computation of earnings per share (27)
12.1	Ratio of earnings to fixed charges (filed herewith)
21.0	Subsidiaries (11)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
99.1	Consent Judgment dated February 26, 2014 of the United States District Court for the District of Columbia (11)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	Management contract or compensatory plan or agreement.

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

(11)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(12)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(13)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on December 28, 2012.

(14)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the SEC on May 10, 2013.

(15)
Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-8 (File No. 333-44999), effective when filed with the SEC on January 27, 1998.

(16)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2003 Annual Meeting of Shareholders as filed with the SEC on March 28, 2003.

(17)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

(18)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(19)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2007 Annual Meeting of Shareholders as filed with the SEC on March 30, 2007.

(20)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on August 16, 2012.

(21)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on October 5, 2012.

(22)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on April 18, 2013.

(23)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on July 8, 2013.

(24)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.

(25)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on February 19, 2013.

(26)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on September 24, 2013.

(27)	Incorporated by reference from “Note 23 — Basic and Diluted Earnings per Share” on page F-55 of our Consolidated Financial Statements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Ronald M. Faris
Ronald M. Faris
President and Chief Executive Officer (duly authorized representative)
Date: August 18, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William C. Erbey	Date: August 18, 2014
William C. Erbey,
Executive Chairman of the Board of Directors

/s/ Ronald M. Faris	Date: August 18, 2014
Ronald M. Faris,
President, Chief Executive Officer and Director (principal executive officer)

/s/ Ronald J. Korn	Date: August 18, 2014
Ronald J. Korn, Director

/s/ William H. Lacy	Date: August 18, 2014
William H. Lacy, Director

/s/ Barry N. Wish	Date: August 18, 2014
Barry N. Wish, Director

/s/ Robert A. Salcetti	Date: August 18, 2014
Robert A. Salcetti, Director

/s/ Wilbur L. Ross	Date: August 18, 2014
Wilbur L. Ross, Director

/s/ Michael R. Bourque, Jr.	Date: August 18, 2014
Michael R. Bourque, Jr.
Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Catherine M. Dondzila	Date: August 18, 2014
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
As discussed in Note 1A to the consolidated financial statements, the accompanying 2013 consolidated financial statements have been restated to correct an error, and revised for the retrospective application of certain measurement period adjustments related to a business combination.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014, August 18, 2014 as to the effects of the material weakness described in Management’s Report On Internal Control Over Financial Reporting (As Amended), which expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 28, 2014 (August 18, 2014 as to the effects of the restatement and revision discussed in Note 1A)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ocwen Financial Corporation:
We have audited Ocwen Financial Corporation and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting (As Amended). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment; The Company’s controls related to the use of an accounting convention in its application of the interest method to financing liabilities related to Rights to MSRs sold to HLSS were not properly designed to calculate the appropriate allocation of cash payments between principal and interest in connection with the financing liability. As a result, a material adjustment to financing liabilities was not identified timely. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2013, of the Company, and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 (August 18, 2014 as to the effects of the restatement and revision discussed in Note 1A to the consolidated financial statements) expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 28, 2014 (August 18, 2014 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (As Amended))

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2013	December 31, 2012
	(As Restated)
Assets
Cash	$178,512	$220,130
Mortgage servicing rights ($116,029 and $85,213 carried at fair value)	2,069,381	764,150
Advances	890,832	184,463
Match funded advances	2,552,383	3,049,244
Loans held for sale ($503,753 and $426,480 carried at fair value)	566,660	509,346
Loans held for investment - reverse mortgages, at fair value	618,018	—
Goodwill	420,201	416,176
Receivables, net	152,516	132,853
Debt service accounts	129,897	88,748
Deferred tax assets, net	115,571	96,893
Premises and equipment, net	53,786	33,247
Other assets	179,246	190,712
Total assets	$7,927,003	$5,685,962

Liabilities, Mezzanine Equity and Stockholders’ Equity
Liabilities
Match funded liabilities	$2,364,814	$2,532,745
Financing liabilities ($615,576 and $0 carried at fair value)	1,266,973	306,308
Other secured borrowings	1,777,669	790,371
Other liabilities	644,595	291,744
Total liabilities	6,054,051	3,921,168

Commitments and Contingencies (Note 28)

Mezzanine Equity
Series A Perpetual Convertible Preferred stock, $.01 par value; 200,000 shares authorized; 62,000 and 162,000 shares issued and outstanding at December 31, 2013 and 2012, respectively; redemption value $62,000 plus accrued and unpaid dividends at December 31, 2013	60,361	153,372

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 135,176,271 and 135,637,932 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,352	1,356
Additional paid-in capital	818,427	911,942
Retained earnings	1,002,963	704,565
Accumulated other comprehensive loss, net of income taxes	(10,151)	(6,441)
Total stockholders’ equity	1,812,591	1,611,422
Total liabilities, mezzanine equity and stockholders’ equity	$7,927,003	$5,685,962

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
	(As Restated)
Revenue
Servicing and subservicing fees	$1,823,559	$804,407	$458,838
Gain (loss) on loans held for sale, net	121,694	215	(2)
Other revenues	93,020	40,581	37,055
Total revenue	2,038,273	845,203	495,891

Operating expenses
Compensation and benefits	442,777	122,341	99,844
Amortization of servicing rights	282,781	72,897	42,996
Servicing and origination	112,127	25,542	8,217
Technology and communications	140,466	45,362	33,617
Professional services	123,886	29,213	19,961
Occupancy and equipment	105,145	47,044	23,759
Other operating expenses	94,112	21,508	11,153
Total operating expenses	1,301,294	363,907	239,547

Income from operations	736,979	481,296	256,344

Other income (expense)
Interest income	22,355	8,329	8,876
Interest expense	(395,586)	(223,455)	(132,770)
Gain (loss) on debt redemption	(8,681)	(2,167)	3,651
Other, net	(2,588)	(6,495)	(13,106)
Total other expense, net	(384,500)	(223,788)	(133,349)

Income before income taxes	352,479	257,508	122,995
Income tax expense	42,061	76,585	44,672
Net income	310,418	180,923	78,323
Net loss attributable to non-controlling interests	—	—	8
Net income attributable to Ocwen stockholders	310,418	180,923	78,331
Preferred stock dividends	(5,031)	(85)	—
Deemed dividends related to beneficial conversion feature of preferred stock	(6,989)	(60)	—
Net income attributable to Ocwen common stockholders	$298,398	$180,778	$78,331

Earnings per share attributable to Ocwen common stockholders
Basic	$2.20	$1.35	$0.75
Diluted	$2.13	$1.31	$0.71

Weighted average common shares outstanding
Basic	135,678,088	133,912,643	104,507,055
Diluted	139,800,506	138,521,279	111,855,961

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
	(As Restated)
Net income	$310,418	$180,923	$78,323

Other comprehensive income (loss), net of income taxes:
Unrealized foreign currency translation gain (loss) arising during the year	1	1	21
Change in deferred gain (loss) on cash flow hedges arising during the year (1)	(11,558)	(5,303)	589
Reclassification adjustment for losses on cash flow hedges included in net income (2)	7,843	6,753	890
Net change in deferred loss on cash flow hedges	(3,715)	1,450	1,479
Other	4	4	5
Total other comprehensive income, net of income taxes	(3,710)	1,455	1,505

Comprehensive income	306,708	182,378	79,828
Comprehensive income attributable to non-controlling interests	—	—	(1)
Comprehensive income attributable to Ocwen stockholders	$306,708	$182,378	$79,827

(1)	Net of tax benefit (expense) of $0.8 million, $3.0 million and $(0.3) million for 2013, 2012 and 2011, respectively.

(2)	Net of tax benefit (expense) of $(3.6) million, $3.8 million and $0.5 million for 2013, 2012 and 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2010	100,726,947	$1,007	$467,500	$445,456	$(9,392)	$246	$904,817
Net income (loss)	—	—	—	78,331	—	(8)	78,323
Issuance of common stock	28,750,000	288	354,157	—	—	—	354,445
Exercise of common stock options	410,977	4	1,269	—	—	—	1,273
Equity-based compensation	11,364	—	3,195	—	—	—	3,195
Distribution to non-controlling interest holder	—	—	—	—	—	(247)	(247)
Other comprehensive income, net of income taxes	—	—	—	—	1,496	9	1,505
Balance at December 31, 2011	129,899,288	1,299	826,121	523,787	(7,896)	—	1,343,311
Net income	—	—	—	180,923	—	—	180,923
Discount – Preferred stock beneficial conversion feature	—	—	8,688	—	—	—	8,688
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(60)	—	—	(60)
Preferred stock dividends ($0.26 per share)	—	—	—	(85)	—	—	(85)
Conversion of 3.25% Convertible Notes	4,635,159	46	56,364	—	—	—	56,410
Exercise of common stock options	1,082,944	11	6,276	—	—	—	6,287
Equity-based compensation	20,541	—	14,493	—	—	—	14,493
Other comprehensive income, net of income taxes	—	—	—	—	1,455	—	1,455
Balance at December 31, 2012	135,637,932	1,356	911,942	704,565	(6,441)	—	1,611,422
Net income (As Restated)	—	—	—	310,418	—	—	310,418
Preferred stock dividends ($37.29 per share)	—	—	—	(5,031)	—	—	(5,031)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(6,989)	—	—	(6,989)
Conversion of preferred stock	3,145,640	31	99,969	—	—	—	100,000
Repurchase of common stock	(4,271,347)	(42)	(217,861)	—	—	—	(217,903)
Exercise of common stock options	652,015	7	(2,612)	—	—	—	(2,605)
Equity-based compensation	12,031	—	26,989	—	—	—	26,989
Other comprehensive loss, net of income taxes	—	—	—	—	(3,710)	—	(3,710)
Balance at December 31, 2013 (As Restated)	135,176,271	$1,352	$818,427	$1,002,963	$(10,151)	$—	$1,812,591

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
	(As Restated)
Cash flows from operating activities
Net income	$310,418	$180,923	$78,323
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage servicing rights	282,781	72,897	42,996
Amortization of debt discount	1,412	3,259	8,853
Amortization of debt issuance costs – senior secured term loan	4,395	3,718	9,764
Depreciation	24,245	5,720	4,160
Provision for bad debts	34,816	5,030	852
(Gain) loss on sale of loans	(121,694)	(215)	2
Loss on deconsolidation of variable interest entities	—	3,167	—
Realized and unrealized losses on derivative financial instruments	14,336	4,294	7,426
(Gain) loss on extinguishment of debt	8,681	2,167	(3,651)
Gain on valuation of mortgage servicing rights, at fair value	(30,816)	(30)	—
(Increase) decrease in deferred tax assets, net	(21,125)	62,393	29,898
Origination and purchase of loans held for sale	(9,678,038)	(172,262)	—
Proceeds from sale and collections of loans held for sale	9,468,627	243,434	1,468
Changes in assets and liabilities:
Decrease in advances and match funded advances	295,108	1,443,643	842,545
(Increase) decrease in receivables and other assets, net	224,543	(53,870)	(36,452)
Increase (decrease) in servicer liabilities	2,563	1,750	(1,196)
Increase (decrease) in other liabilities	67,773	(4,343)	(15,470)
Other, net	(3,606)	14,179	12,627
Net cash provided by operating activities	884,419	1,815,854	982,145

	(As Restated)
Cash flows from investing activities
Cash paid to acquire ResCap Servicing Operations (a component of Residential Capital, LLC)	(2,289,709)	—	—
Cash paid to acquire Liberty Home Equity Solutions, Inc.	(26,568)	—	—
Net cash acquired in acquisition of Correspondent One S.A.	22,108	—	—
Cash paid to acquire Homeward Residential Holdings, Inc.	—	(524,213)	—
Cash paid to acquire Litton Loan Servicing LP	—	—	(2,646,700)
Investment in unconsolidated entities	—	—	(15,340)
Distributions of capital from unconsolidated entities	1,300	3,226	2,415
Purchase of mortgage servicing rights, net	(987,663)	(180,039)	—
Acquisition of advances in connection with the purchase of MSRs	(2,588,739)	(1,920,437)	—
Proceeds from sale of advances and match funded advances	3,842,537	2,824,645	—
Net proceeds from sale of diversified fee-based businesses to Altisource Portfolio Solutions, SA	210,793	—	—
Proceeds from sale of MSRs	34,754	—	—
Proceeds from sale of advance financing subsidiary and special purpose entity	—	76,334	—
Proceeds from sale of beneficial interest in consolidated variable interest entities	—	3,020	—
Origination of loans held for investment - reverse mortgages	(609,555)	—	—
Principal payments received on loans held for investment - reverse mortgages	5,886	—	—
Additions to premises and equipment	(28,915)	(19,217)	(3,822)
Other	(1,207)	(449)	8,329
Net cash provided by (used in) investing activities	(2,414,978)	262,870	(2,655,118)

	(As Restated)
Cash flows from financing activities
(Repayment of) proceeds from match funded liabilities	(167,931)	(1,665,330)	1,076,422
Proceeds from other borrowings	9,633,914	204,784	563,500
Repayments of other borrowings	(8,804,558)	(822,137)	(281,768)
Payment of debt issuance costs – senior secured term loan	(25,758)	(1,052)	(13,147)
Proceeds from sale of mortgage servicing rights accounted for as a financing	447,755	320,381	—
Proceeds from sale of loans accounted for as a financing	604,991	—	—
Issuance of common stock	—	—	354,445
Repurchase of common stock	(217,903)	—	—
Redemption of 10.875% Capital Securities	—	(26,829)	—
Payment of preferred stock dividends	(5,115)	—	—
Proceeds from exercise of common stock options	2,302	6,005	1,483
Other	21,244	(18,650)	(11,524)
Net cash provided by (used in) financing activities	1,488,941	(2,002,828)	1,689,411

Net (decrease) increase in cash	(41,618)	75,896	16,438
Cash at beginning of year	220,130	144,234	127,796
Cash at end of year	$178,512	$220,130	$144,234

Supplemental cash flow information
Interest paid	$395,758	$219,825	$128,947
Income tax payments, net	14,747	37,199	29,461

Supplemental non-cash investing and financing activities
Conversion of Series A preferred stock to common stock	$100,000	$—	$—
Conversion of 3.25% Convertible Notes to common stock	—	56,410	—

	(As Restated)
Supplemental business acquisition information (1)
Fair value of assets acquired
Cash	$—	$(79,511)	$(23,791)
Loans held for sale	—	(558,721)	—
Advances	(1,745,845)	(2,266,882)	(2,468,137)
Mortgage servicing rights	(389,944)	(360,344)	(144,314)
Deferred tax assets	—	(52,103)	—
Premises and equipment	(16,423)	(12,515)	(3,386)
Goodwill	(211,419)	(345,936)	(57,430)
Debt service accounts	—	(69,287)	—
Receivables and other assets	(54,921)	(27,765)	(4,888)
	(2,418,552)	(3,773,064)	(2,701,946)
Fair value of liabilities assumed
Match funded liabilities	—	1,997,459	—
Other secured borrowings	—	864,969	—
Servicing liabilities	—	—	8,972
Accrued expenses and other liabilities	74,623	145,812	22,483
Total consideration	(2,343,929)	(764,824)	(2,670,491)
Issuance of preferred stock as consideration	—	162,000	—
Amount due to (from) seller for purchase price adjustments	54,220	(900)	—
Cash paid	(2,289,709)	(603,724)	(2,670,491)
Less cash acquired	—	79,511	23,791
Net cash paid	$(2,289,709)	$(524,213)	$(2,646,700)

(1)	See Note 3 — Business Acquisitions for information regarding the acquisitions of Liberty Home Equity Solutions, Inc. and Correspondent One S.A. during 2013.

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

Note 1A — Restatement and Revision of Previously Issued Consolidated Financial Statements
Subsequent to the issuance of the Original Form 10-K, we determined there was an error in the application of the interest method used to calculate the appropriate allocation between principal and interest in connection with the accounting for a financing liability related to the Rights to MSRs sold to HLSS. As a result, the consolidated financial statement amounts noted below have been restated from amounts previously reported. The error relates to the subsequent accounting for the financing liability and does not impact the initial accounting for the sale of Rights to MSRs to HLSS. In addition, our previously reported 2013 annual period has been revised for the effects of retrospective measurement period adjustments related to the ResCap Acquisition, which are not the result of an accounting error and do not represent a “restatement” under GAAP, as more fully described in Note 3 — Business Acquisitions.

	Consolidated Balance Sheet as of December 31, 2013
	As Reported	Restatement	Purchase Price Adjustments	As Restated and Revised
Advances	$892,188	$—	$(1,356)	$890,832
Goodwill	416,558	—	3,643	420,201
Deferred tax assets, net	116,558	(987)	—	115,571
Other assets	127,313	—	51,933	179,246
Total assets	7,873,770	(987)	54,220	7,927,003
Financing liabilities	1,284,229	(17,256)	—	1,266,973
Other liabilities	590,375	—	54,220	644,595
Total liabilities	6,017,087	(17,256)	54,220	6,054,051
Retained earnings	986,694	16,269	—	1,002,963
Total stockholders’ equity	1,796,322	16,269	—	1,812,591
Total liabilities, mezzanine equity and stockholders’ equity	7,873,770	(987)	54,220	7,927,003

	Consolidated Statement of Operations for the Year Ended December 31, 2013
	As Reported	Restatement	Purchase Price Adjustments	As Restated and Revised
Interest expense	$(412,842)	$17,256	$—	$(395,586)
Total other expense, net	(401,756)	17,256	—	(384,500)
Income before income taxes	335,223	17,256	—	352,479
Income tax expense	41,074	987	—	42,061
Net income	294,149	16,269	—	310,418
Net income attributable to Ocwen stockholders	294,149	16,269	—	310,418
Net income attributable to Ocwen common stockholders	282,129	16,269	—	298,398
Earnings per share attributable to Ocwen common stockholders
Basic	$2.08	$0.12	$—	$2.20
Diluted	$2.02	$0.11	$—	$2.13

	Consolidated Statement of Comprehensive Income for the Year Ended December 31, 2013
	As Reported	Restatement	Purchase Price Adjustments	As Restated and Revised
Net Income	$294,149	$16,269	$—	$310,418
Comprehensive income	290,439	16,269	—	306,708
Comprehensive income attributable to Ocwen stockholders	290,439	16,269	—	306,708

	Consolidated Statement of Changes in Equity for the Year Ended December 31, 2013
	As Reported	Restatement	Purchase Price Adjustments	As Restated and Revised
Net Income	$294,149	$16,269	$—	$310,418

	Consolidated Statement of Cash Flows for the Year Ended December 31, 2013
	As Reported	Restatement	Purchase Price Adjustments	As Restated and Revised
Net income	$294,149	$16,269	$—	$310,418
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in deferred tax assets, net	(22,112)	987	—	(21,125)
Net cash provided by operating activities	867,163	17,256	—	884,419
Repayments of other borrowings	(8,787,302)	(17,256)	—	(8,804,558)
Net cash provided by financing activities	1,506,197	(17,256)	—	1,488,941

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
Purchase Price Allocation (As Revised)
The following table summarizes the fair values of assets acquired and liabilities assumed as part of the ResCap, Homeward and Litton acquisitions:

	ResCap				Homeward			Litton
Purchase Price Allocation	February 15, 2013	Adjust- ments	Revised		December 27, 2012	Adjust- ments	Final	Final
Cash	$—	$—	$—		$79,511	$—	$79,511	$23,791
Loans held for sale	—	—	—		558,721	—	558,721	—
MSRs(2)	393,891	(3,947)	389,944	(1)	358,119	2,225	360,344	144,314
Advances and match funded advances (2)	1,622,348	123,497	1,745,845	(1)	2,266,882	—	2,266,882	2,468,137
Deferred tax assets	—	—	—		47,346	4,757	52,103	—
Premises and equipment	22,398	(5,975)	16,423		16,803	(4,288)	12,515	3,386
Debt service accounts	—	—	—		69,287	—	69,287	—
Investment in unconsolidated entities	—	—	—		5,485	—	5,485	—
Receivables and other assets (2) (3) (4)	2,989	51,932	54,921		56,886	(34,606)	22,280	4,888
Match funded liabilities	—	—	—		(1,997,459)	—	(1,997,459)	—
Other borrowings	—	—	—		(864,969)	—	(864,969)	—
Other liabilities:								—
Liability for indemnification obligations	(49,500)	—	(49,500)		(32,498)	—	(32,498)	—
Liability for certain foreclosure matters (4)	—	—	—		—	(13,430)	(13,430)	—
Accrued bonuses	—	—	—		(35,201)	—	(35,201)	—
Checks held for escheat	—	—	—		(16,418)	(35)	(16,453)	(3,939)
Other	(24,840)	(283)	(25,123)		(47,614)	(616)	(48,230)	(27,516)
Total identifiable net assets	1,967,286	165,224	2,132,510		464,881	(45,993)	418,888	2,613,061
Goodwill (2) (3)	204,743	6,676	211,419		300,843	45,093	345,936	57,430
Total consideration	2,172,029	171,900	2,343,929		765,724	(900)	764,824	2,670,491
Debt repaid to seller at closing	—	—	—		—	—	—	(2,423,123)
Base purchase price, as adjusted	$2,172,029	$171,900	$2,343,929		$765,724	$(900)	$764,824	$247,368

(1)	Initial fair value estimate.

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

(3)
We completed additional settlements of MSRs and related advances from ResCap in January and February 2014 for $54.2 million and recorded a contingent asset of $51.9 million effective on the date of the acquisition. The purchase price allocation at December 31, 2013 has been revised from that originally reported to include the contingent asset and the related adjustment to increase goodwill by $2.3 million. We subsequently recorded the acquired MSRs and related advances in 2014 and derecognized the contingent asset. The purchase price allocation has also been revised from that originally reported to reflect a measurement period adjustment identified in 2014 which had the effect of reducing advances and increasing goodwill by $1.4 million. The Consolidated Balance Sheet at December 31, 2013 as originally reported has been revised for these measurement period adjustments.

(4)	The Homeward purchase price allocation has been revised to include a $34.6 million income tax liability, with an offsetting increase to goodwill.

(5)	See Note 16 — Other Liabilities for additional information.
As disclosed above, we completed additional settlements related to the ResCap Acquisition in January and February 2014 requiring revisions to the purchase price allocation to include the resulting adjustments to MSRs, advances and goodwill. As of December 31, 2013, we have adjusted the initial purchase price and purchase price allocations related to the Homeward and ResCap Acquisitions as indicated in the table above. These measurement period adjustments were applied retrospectively to the period of acquisition. None of the adjustments had a material impact on earnings. See Note 1A — Restatement and Revision of Previously Issued Consolidated Financial Statements.
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

The carrying amounts and the estimated fair values of our financial instruments and our nonfinancial assets measured at fair value are as follows at December 31:

		2013		2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$503,753	$503,753	$426,480	$426,480
Loans held for sale, at lower of cost or fair value (b)	3	62,907	62,907	82,866	82,866
Total Loans held for sale		$566,660	$566,660	$509,346	$509,346
Loans held for investment - Reverse mortgages, at fair value (a)	3	$618,018	$618,018	$—	$—
Advances and match funded advances (c)	3	3,443,215	3,443,215	3,233,707	3,233,707
Receivables, net (c)	3	152,516	152,516	132,853	132,853

Financial liabilities:
Match funded liabilities (c)	3	$2,364,814	$2,364,814	$2,532,745	$2,533,278
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$615,576	$615,576	$—	$—
Other (c)	3	651,397	651,397	306,308	306,308
Total Financing liabilities		$1,266,973	$1,266,973	$306,308	$306,308
Other secured borrowings:
Senior secured term loan (c)	3	$1,284,901	$1,270,108	$305,997	$310,822
Other (c)	3	492,768	492,768	484,374	484,374
Total Other secured borrowings		$1,777,669	$1,762,876	$790,371	$795,196

Derivative financial instruments (a):
IRLCs	2	$8,433	$8,433	$5,781	$5,781
Interest rate swaps	3	—	—	(10,836)	(10,836)
Forward MBS trades	1	6,905	6,905	(1,719)	(1,719)
U.S. Treasury futures	1	—	—	(1,258)	(1,258)
Interest rate caps	3	442	442	168	168

MSRs:
MSRs, at fair value (a)	3	$116,029	$116,029	$85,213	$85,213
MSRs, at amortized cost (c)	3	1,953,352	2,441,719	678,937	743,830
Total MSRs		$2,069,381	$2,557,748	$764,150	$829,043

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

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
We perform an impairment analysis based on the difference between the carrying amount and fair value after grouping the underlying loans into the applicable strata. In response to the significant change in the composition of our MSR portfolio as a result of recent acquisitions, our stratum are defined as conventional (i.e. conforming to the underwriting standards of Fannie Mae or Freddie Mac), government insured (loans insured by FHA or VA) and non-Agency (i.e. all private label primary and master serviced loans).
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

Note 7 — Advances
Advances, net, representing payments made on behalf of borrowers or on foreclosed properties, consisted of the following at December 31:

	2013	2012
Servicing:
Principal and interest	$141,307	$83,617
Taxes and insurance	477,039	51,447
Foreclosures, bankruptcy and other	268,053	41,296
	886,399	176,360
Corporate Items and Other	4,433	8,103
	$890,832	$184,463
The following table summarizes the activity in advances for the years ended December 31:

	2013	2012
Beginning balance	$184,463	$103,591
Acquisitions (1)	733,438	118,360
Transfers to match funded advances	(142,286)	(74,317)
Sales of advances to HLSS	(200,749)	—
New advances, net of collections	315,966	36,829
Other	—	—
Ending balance	$890,832	$184,463

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

	Liberty Acquisition	ResCap Acquisition	Homeward Acquisition	Litton Acquisition	HomEq Acquisition	Total
Balance at December 31, 2012	$—	$—	$345,936	$57,430	$12,810	$416,176
Recognition of goodwill in connection with a business acquisition	2,963	211,419	—	—	—	214,382
Derecognition of goodwill in connection with the sale of a business	—	(128,750)	(81,607)	—	—	(210,357)
Balance at December 31, 2013	$2,963	$82,669	$264,329	$57,430	$12,810	420,201
For the ResCap Acquisition, the $82.7 million of remaining goodwill is assigned to the Servicing segment. For the Homeward Acquisition, $218.2 million of the remaining goodwill is assigned to the Servicing segment and $46.2 million is assigned to the Lending segment. For the Liberty Acquisition, the entire balance is assigned to the Lending segment. The assignment of goodwill in the ResCap and Liberty Acquisitions is preliminary pending the final purchase price allocation. For the Litton and HomEq Acquisitions, the entire balance of goodwill is assigned to the Servicing segment.
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

Note 14 — Other Assets
Other assets consisted of the following at December 31:

	2013	2012
Contingent assets - ResCap Acquisition (1)	$51,932	$—
Prepaid lender fees and debt issuance costs, net (2)	31,481	14,389
Prepaid income taxes (3)	20,585	23,112
Prepaid expenses	16,132	15,058
Derivatives, at fair value (4)	15,494	10,795
Investment in unconsolidated entities (5)	11,771	25,187
Purchase price deposit (6)	10,000	57,000
Other	21,851	45,171
	$179,246	$190,712

(1)
As disclosed in Note 1A — Restatement and Revision of Previously Issued Consolidated Financial Statements and Note 3 — Business Acquisitions, the purchase of certain MSRs and related advances from ResCap was not complete on the date of acquisition pending the receipt of certain consents and court approvals. We recorded a contingent asset effective on the date of the acquisition until we subsequently obtained the required consents and approvals for the MSRs and paid the additional purchase price in 2014.

(2)
These balances relate to match funded liabilities and other secured borrowings. We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

(3)
During 2012 and 2013, we completed intra-entity transfers of certain MSRs. The deferred tax effects of these transactions have been recognized as prepaid income tax assets and are being amortized to Income tax expense over a 7-year period.

(4)	See Note 19 — Derivative Financial Instruments and Hedging Activities for additional information regarding derivatives.

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

(9)	The interest margin on these notes increases to 200 bps on July 15, 2014, to 225 bps on August 15, 2014 and 250 bps on September 15, 2014.

(10)	The interest margin on these notes increases to 191 bps on July 15, 2014, to 215 bps on August 15, 2014 and 238 bps on September 15, 2014.

(11)	The interest margin on these notes increases to 486 bps on July 15, 2014, to 546 bps on August 15, 2014 and 607 bps on September 15, 2014.
Financing Liabilities
Financing liabilities are comprised of the following at December 31:

Borrowings	Collateral	Interest Rate	Maturity	2013	2012
Servicing:
Financing liability – MSRs pledged	MSRs	(1)	(1)	$633,804	$303,705
Financing liability – MSRs pledged	MSRs	(2)	(2)	—	2,603
				633,804	306,308

Lending:
Financing liability - MSRs pledged	MSRs	(2)	(2)	17,593	—
HMBS-related borrowings (3)	Loans held for investment	1ML + 220 bps	(3)	615,576	—
				633,169	—

				$1,266,973	$306,308

(1)
The HLSS Transaction financing liabilities have no contractual maturity but are amortized over the estimated life of the transferred Rights to MSRs using the interest method with the servicing income that is remitted to HLSS representing payments of principal and interest. For purposes of applying the interest method, the balance of the liability is reduced each month based on the change in the present value of the estimated future cash flows underlying the related MSRs. See Note 4 — Sales of Advances and MSRs for additional information regarding the HLSS Transactions. As discussed in Note 1A — Restatement and Revision of Previously Issued Consolidated Financial Statements, we are restating our previously issued audited Consolidated Financial Statements as of December 31, 2013 and for the year then ended to correct an error in applying the interest method to financing liabilities in connection with Rights to MSRs sold to HLSS. The balance of the HLSS Transaction financing liabilities at December 31, 2013 has been restated.

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
Financial covenants in our borrowing agreements require that we maintain consolidated tangible net worth, the most restrictive of which is $630.0 million plus 65% of quarterly net income, without adjustment for quarterly net losses, beginning with the three months ended December 31, 2012. The required consolidated tangible net worth in connection with this agreement was $874.2 million at December 31, 2013. Should we fail to be in compliance with these requirements, remedies include but are not limited to, at the option of the facility provider, termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting the agreement, and other legal remedies. Our lenders can waive their contractual rights in the event of a default. Our borrowing agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. We are in compliance with all of our qualitative and quantitative covenants at the date of these financial statements.
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

(2)
Excludes $633.8 million recorded in connection with sales of MSRs and Rights to MSRs accounted for as financings and $615.6 million recorded in connection with the securitizations of HMBS that we record as financings. The MSR-related financing liabilities have no contractual maturity and are amortized over the life of the transferred Rights to MSRs. The HMBS-related financing liabilities have no contractual maturity and are amortized as the related loans are repaid. See Note 2 — Securitizations and Variable Interest Entities and Note 15 — Borrowings for additional information.

(3)	At December 31, 2013 all Match funded liabilities and all Other secured borrowings were variable rate obligations.

Note 16 — Other Liabilities
Other liabilities were comprised of the following at December 31:

	2013	2012
Liability for indemnification obligations (1)	$192,716	$38,140
Accrued expenses	108,870	68,068
Due to related parties (2)	77,901	45,034
Liability for certain foreclosure matters (3)	66,948	13,430
Additional purchase price due seller - ResCap Acquisition (4)	54,220	—
Payable to servicing and subservicing investors (5)	33,501	9,973
Checks held for escheat	24,392	33,259
Liability for selected tax items (6)	27,273	22,702
Other	58,774	61,138
	$644,595	$291,744

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

(4)	See Note 1A — Restatement and Revision of Previously Issued Consolidated Financial Statements and Note 3 — Business Acquisitions.

(5)	The balance represents amounts due to investors in connection with loans we service under servicing and subservicing agreements.

(6)	See Note 22 — Income Taxes for information on the liability for selected tax items.

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

Note 21 — Interest Expense
The following table presents the components of interest expense for the years ended December 31:

	2013	2012	2011
Match funded liabilities	$75,979	$122,292	$93,051
Financing liabilities (1) (2)	228,985	54,710	—
Other secured borrowings	81,851	41,510	32,985
Debt securities:
3.25% Convertible Notes (3)	—	153	1,834
10.875% Capital Securities (4)	—	1,894	2,840
Other	8,771	2,896	2,060
	$395,586	$223,455	$132,770

(1)
Includes interest expense of $228.6 million and $54.7 million in 2013 and 2012, respectively, related to financing liabilities recorded in connection with the HLSS Transactions as indicated in the table below. As discussed in Note 1A — Restatement and Revision of Previously Issued Consolidated Financial Statements, we are restating our previously issued audited Consolidated Financial Statements as of December 31, 2013 and for the year then ended to correct an error in applying the interest method to financing liabilities in connection with Rights to MSRs sold to HLSS. Interest expense on the HLSS Transaction financing liabilities for the year ended December 31, 2013 has been restated.

	2013	2012
Servicing fees collected on behalf of HLSS	$633,377	$117,789
Less: Subservicing fee retained by Ocwen	317,723	50,162
Net servicing fees remitted to HLSS	315,654	67,627
Less: Reduction in financing liability	87,069	12,917
Interest expense on HLSS financing liability	$228,585	$54,710

(2)
Interest expense that we expect to be paid on the HMBS-related borrowings is included with net fair value gains in Other revenues. See Note 2 — Securitizations and Variable Interest Entities for additional information.

(3)	We redeemed the remaining 3.25% Convertible Notes outstanding on March 28, 2012.

(4)	We redeemed the remaining 10.875% Capital Securities outstanding on August 31, 2012.

Note 22 — Income Taxes
For income tax purposes, the components of income before taxes were as follows for the years ended December 31:

	2013	2012	2011
Domestic	$76,957	$176,075	$118,708
Foreign	275,522	81,433	4,287
	$352,479	$257,508	$122,995
The components of income tax expense (benefit) were as follows for the years ended December 31:

	2013	2012	2011
Current:
Federal	$58,507	$10,621	$13,894
State	14,691	(759)	(195)
Foreign	15,545	2,968	1,079
	88,743	12,830	14,778
Deferred:
Federal	(53,711)	62,704	29,440
State	(4,325)	(431)	368
Foreign	(4,410)	1,482	86
Provision for valuation allowance on deferred tax assets	15,764	—	—
	(46,682)	63,755	29,894
Total	$42,061	$76,585	$44,672
Income tax expense differs from the amounts computed by applying the U.S. Federal corporate income tax rate of 35% as follows for the years ended December 31:

	2013	2012	2011
Expected income tax expense at statutory rate	$123,368	$90,127	$43,049
Differences between expected and actual income tax expense:
State tax, after Federal tax benefit	5,639	(1,184)	254
Provision for liability for selected tax items	12,218	5,558	1,611
Permanent differences	(636)	15	61
Foreign tax differential	(112,997)	(17,816)	(716)
Provision for valuation allowance on deferred tax assets	15,764	—	—
Other	(1,295)	(115)	413
Actual income tax expense	$42,061	$76,585	$44,672

Net deferred tax assets were comprised of the following at December 31:

	2013	2012
Deferred tax assets:
Net operating loss carryforward	$35,370	$16,068
Delinquent servicing fees	36,480	19,559
Accrued legal settlements	27,320	5,411
Reserve for servicing exposure	20,446	59,273
Partnership losses	11,085	11,036
Accrued incentive compensation	10,037	6,210
Accrued other liabilities	7,452	2,662
Bad debt and allowance for loan losses	6,397	6,551
Intangible asset amortization	4,728	2,070
Tax residuals and deferred income on tax residuals	3,963	4,175
Stock-based compensation expense	2,956	3,127
Foreign deferred assets	2,802	3,055
Accrued lease termination costs	1,085	1,887
Capital losses	843	665
Valuation allowance on real estate	767	386
Interest rate swaps	743	3,813
Net unrealized gains and losses on securities	—	2,702
Other	10,560	7,339
	183,034	155,989
Deferred tax liabilities:
Mortgage servicing rights amortization	51,619	56,265
Other	80	2,831
	51,699	59,096
	131,335	96,893
Valuation allowance	(15,764)	—
Deferred tax assets, net	$115,571	$96,893
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
OMS is headquartered in Frederiksted, St. Croix, USVI and is located in a federally recognized economic development zone where qualified entities are eligible for certain benefits. We refer to these benefits as “EDC benefits” as they are granted by the USVI Economic Development Commission. We were approved as a Category IIA service business, and are therefore entitled to receive benefits that have a favorable impact on our effective tax rate. These benefits, among others, enable us to avail ourselves of a credit of 90% of income taxes on certain qualified income related to our servicing business. The exemption was granted as of October 1, 2012 and is available for a period of 30 years until expiration on September 30, 2042. The impact of these EDC benefits decreased foreign taxes by $109.1 million and $25.6 million for 2013 and 2012, respectively. The benefit of these EDC benefits on diluted EPS was $0.78 and $0.19 for 2013 and 2012, respectively.

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

	2013	2012	2011
Basic EPS:
Net income attributable to Ocwen common stockholders	$298,398	$180,778	$78,331

Weighted average shares of common stock	135,678,088	133,912,643	104,507,055

Basic EPS	$2.20	$1.35	$0.75

Diluted EPS:
Net income attributable to Ocwen common stockholders	$298,398	$180,778	$78,331
Preferred stock dividends (1)	—	—	—
Interest expense on 3.25% Convertible Notes, net of income tax (2)	—	107	1,187
Adjusted net income attributable to Ocwen	$298,398	$180,885	$79,518

Weighted average shares of common stock	135,678,088	133,912,643	104,507,055
Effect of dilutive elements:
Preferred Shares (1)	—	—	—
3.25% Convertible Notes (2)	—	1,008,891	4,637,224
Stock options	4,110,355	3,593,419	2,711,682
Common stock awards	12,063	6,326	—
Dilutive weighted average shares of common stock	139,800,506	138,521,279	111,855,961

Diluted EPS	$2.13	$1.31	$0.71

Stock options excluded from the computation of diluted EPS:
Anti-dilutive(3)	—	143,125	27,031
Market-based(4)	547,500	1,535,000	468,750

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

Financial information for our segments is as follows:

	Servicing (1)	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
For the year ended December 31, 2013 (As Restated)
Revenue (2) (3)	$1,895,921	$120,899	$22,092	$(639)	$2,038,273
Operating expenses (2) (4)	1,096,084	98,194	107,188	(172)	1,301,294
Income (loss) from operations	799,837	22,705	(85,096)	(467)	736,979
Other income (expense):
Interest income	1,599	16,295	4,461	—	22,355
Interest expense (1)	(381,477)	(13,508)	(601)	—	(395,586)
Other (2) (3)	(28,292)	10,132	6,424	467	(11,269)
Other income (expense), net (1)	(408,170)	12,919	10,284	467	(384,500)
Income (loss) before income taxes (1)	$391,667	$35,624	$(74,812)	$—	$352,479

For the year ended December 31, 2012
Revenue (2) (3)	$840,630	$356	$5,122	$(905)	$845,203
Operating expenses (2) (4)	344,315	409	19,667	(484)	363,907
Income (loss) from operations	496,315	(53)	(14,545)	(421)	481,296
Other income (expense):
Interest income	9	309	8,011	—	8,329
Interest expense	(221,948)	(514)	(993)	—	(223,455)
Other (2) (3)	(13)	—	(9,070)	421	(8,662)
Other income (expense), net	(221,952)	(205)	(2,052)	421	(223,788)
Income (loss) before income taxes	$274,363	$(258)	$(16,597)	$—	$257,508

For the year ended December 31, 2011
Revenue (2) (3)	$494,834	$—	$2,346	$(1,289)	$495,891
Operating expenses (2) (4) (5)	231,201	—	8,971	(625)	239,547
Income (loss) from operations	263,633	—	(6,625)	(664)	256,344
Other income (expense):
Interest income	110	—	8,766	—	8,876
Interest expense	(132,574)	—	(196)	—	(132,770)
Other (2) (3)	4,711	—	(14,830)	664	(9,455)
Other income (expense), net	(127,753)	—	(6,260)	664	(133,349)
Income (loss) before income taxes	$135,880	$—	$(12,885)	$—	$122,995

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
December 31, 2013	$6,295,976	$1,195,812	$435,215	$—	$7,927,003

December 31, 2012	$4,575,489	$476,434	$634,039	$—	$5,685,962

December 31, 2011	$4,301,371	$—	$426,653	$—	$4,728,024

(1)
As discussed in Note 1A — Restatement and Revision of Previously Issued Consolidated Financial Statements, we are restating our previously issued audited Consolidated Financial Statements as of December 31, 2013 and for the year then ended to correct an error in applying the interest method to financing liabilities in connection with Rights to MSRs sold to HLSS. Interest expense on the HLSS Transaction financing liabilities for the year ended December 31, 2013 has been restated.

(2)	Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered.

(3)
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

(4)	Depreciation and amortization expense are as follows:

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
For the year ended December 31, 2013:
Depreciation expense	$13,525	$320	$10,400	$24,245
Amortization of MSRs	282,526	255	—	282,781
Amortization of debt discount	1,412	—	—	1,412
Amortization of debt issuance costs – SSTL	4,395	—	—	4,395

For the year ended December 31, 2012:
Depreciation expense	$1,469	$8	$4,243	$5,720
Amortization of MSRs	72,897	—	—	72,897
Amortization of debt discount	3,259	—	—	3,259
Amortization of debt issuance costs – SSTL	3,718	—	—	3,718

For the year ended December 31, 2011:
Depreciation expense	$2,410	$—	$1,750	$4,160
Amortization of MSRs	42,996	—	—	42,996
Amortization of debt discount	8,853	—	—	8,853
Amortization of debt issuance costs – SSTL	9,764	—	—	9,764

(5)	Operating expenses for 2011 include non-recurring transaction-related expenses associated with the Litton Acquisition of $50.3 million recorded in the Servicing segment.

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
In connection with our March 29 and April 12, 2013, sales of the Homeward and ResCap diversified fee-based businesses to Altisource, we agreed to expand the terms of our business with Altisource to apply to the services Altisource provides as they relate to the Homeward and ResCap businesses and further (i) to establish Altisource as the exclusive provider, except as prohibited by law, of such services as they relate to the Homeward and ResCap businesses and (ii) not to establish similar fee-based businesses (or establish relationships with other companies engaged in the line of similar fee-based businesses) that would directly or indirectly compete with diversified fee-based businesses as they relate to the Homeward and ResCap businesses. In addition, we agreed that Ocwen and all of its subsidiaries and affiliates will market and promote the utilization of Altisource’s services to their various third-party relationships. Finally, we and Altisource agreed to use commercially reasonable best efforts to ensure that the loans associated with the ResCap business are boarded onto Altisource’s mortgage servicing platform (REALServicing). The cash consideration paid by Altisource to Ocwen in connection with the sales of the Homeward and ResCap diversified fee-based businesses totaled $87.0 million and $128.8 million, respectively. See Note 3 — Business Acquisitions for additional information. Certain services provided by Altisource under these contracts are charged to the borrower and/or investor. Accordingly, such services, while derived from our loan servicing portfolio, are not reported as expenses by Ocwen. These services include residential property valuation, residential property preservation and inspection services, title services and real estate sales.
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

Note 29 — Quarterly Results of Operations (Unaudited)
A summary of quarterly financial data for the year ended December 31, 2013 (As Restated) is as follows:

	Quarters Ended (As Restated) (1)
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenue	$555,955	$531,240	$544,812	$406,266
Operating expenses (2)	340,876	346,260	371,508	242,650
Income from operations	215,079	184,980	173,304	163,616
Other expense (1)	(61,495)	(115,535)	(99,146)	(108,324)
Income before income taxes (1)	153,584	69,445	74,158	55,292
Income tax expense (1)	18,309	8,873	8,496	6,383
Net income (1)	135,275	60,572	65,662	48,909
Preferred stock dividends	(581)	(1,446)	(1,519)	(1,485)
Deemed dividend related to beneficial conversion feature of preferred stock	(416)	(4,401)	(1,086)	(1,086)
Net income attributable to Ocwen common stockholders (1)	$134,278	$54,725	$63,057	$46,338

Earnings per share attributable to Ocwen common stockholders
Basic (1)	$0.99	$0.40	$0.46	$0.34
Diluted (1)	$0.95	$0.39	$0.45	$0.33

(1)
As discussed in Note 1A — Restatement and Revision of Previously Issued Consolidated Financial Statements, we are restating our previously issued audited Consolidated Financial Statements as of December 31, 2013 and for the year then ended to correct an error in applying the interest method to financing liabilities. A summary of quarterly financial data for the year ended December 31, 2013 as previously reported is as follows:

	Quarters Ended (As Previously Reported)
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenue	$555,955	$531,240	$544,812	$406,266
Operating expenses (2)	340,876	346,260	371,508	242,650
Income from operations	215,079	184,980	173,304	163,616
Other expense	(94,976)	(108,705)	(85,794)	(112,281)
Income before income taxes	120,103	76,275	87,510	51,335
Income tax expense	14,824	9,273	10,789	6,188
Net income	105,279	67,002	76,721	45,147
Preferred stock dividends	(581)	(1,446)	(1,519)	(1,485)
Deemed dividend related to beneficial conversion feature of preferred stock	(416)	(4,401)	(1,086)	(1,086)
Net income attributable to Ocwen common stockholders	$104,282	$61,155	$74,116	$42,576

Earnings per share attributable to Ocwen common stockholders
Basic	$0.77	$0.45	$0.55	$0.31
Diluted	$0.74	$0.44	$0.53	$0.31

(2)
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