Form 10-Q/A
period 2014-03-31
OCWEN FINANCIAL CORP
filed 2014-08-18
CIK 873860

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

Explanatory Note
Ocwen Financial Corporation (the “Company”, “Ocwen”, “we”, “us”, “our”) is filing this Amendment No. 1 (Amendment) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2014 (Original Form 10-Q) filed with the Securities and Exchange Commission (SEC) on May 2, 2014 (Original Filing Date) to restate the Company’s previously issued unaudited consolidated financial statements and related financial information for the three months ended March 31, 2014 and 2013 included in its Original Form 10-Q. This Amendment is to correct an error in the application of the interest method in accounting for a financing liability. For the three months ended March 31, 2014, $17.3 million of cash payments were applied to reduce the outstanding balance of the financing liability instead of being recognized as interest expense. For the three months ended March 31, 2013, $4.0 million of cash payments were recognized as interest expense instead of being applied to reduce the outstanding balance of the financing liability.
Background on Restatement
The Company has sold rights to receive servicing fees, excluding ancillary income, with respect to certain of its mortgage servicing rights (Rights to MSRs) to Home Loan Servicing Solutions, Ltd. (HLSS). Because we retain legal title to the MSRs, the sales of Rights to MSRs are accounted for as financings. The liability, which represents the estimated future payments to HLSS relating to the Rights to MSRs, is included in Financing liabilities on our consolidated balance sheet. Until such time as we obtain certain third party consents for the transfer of legal title to the MSRs, we continue to recognize the full amount of servicing revenue and amortization of the MSRs. We initially establish the value of the liability based on the price at which the Rights to MSRs are sold to HLSS. Thereafter, the carrying value of the liability is adjusted to reflect changes in the net present value of the estimated future cash flows of the underlying MSRs, a Level 3 valuation. The future cash flows represent the estimated future payments to HLSS of principal and interest on the financing liability. Because the financing liability does not have any contractual maturity date, the liability is amortized over the estimated life of the underlying MSRs using the interest method. For purposes of applying the interest method, the balance of the liability is reduced each quarter based on the change in the present value of the estimated future cash flows, with any remaining cash payment recognized as interest expense. The Company utilizes a third-party valuation expert to provide the estimated fair value of the MSRs underlying the financing liability. In 2012, with the completion of the first Rights to MSRs sale to HLSS, the Company adopted an accounting convention whereby we applied a narrow (5%) range to the valuations received from the third-party valuation expert in determining the carrying value of our financing liability. Under this accounting convention, no adjustment was made to the amortization of the financing liability as long as the valuation from the third-party valuation expert was within 5% of our carrying value. This accounting convention and the use of a range, rather than the third-party valuation expert point estimate of fair value, resulted in the error in the Company’s financial statements.
We also identified a data error in connection with the valuation of less than 1/2 of 1% of the unpaid principal balance (UPB) of the Rights to MSRs underyling the financing liability. This error overstated the estimated fair value of the Rights to MSRs underlying our financing liability by $9.3 million and $5.9 million at March 31, 2014 and December 31, 2013, respectively. The impact of this error at March 31, 2014 is included in the $17.3 million adjustment described above.
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
The adjustments to correct the error in applying the interest method to certain financing liabilities resulted in a decrease in net income of $15.3 million and a decrease in basic and diluted earnings per share of $0.11 for the three months ended March 31, 2014. For the three months ended March 31, 2013, the adjustments to correct the error resulted in an increase in net income of $3.8 million and an increase in basic and diluted earnings per share of $0.03 and $0.02, respectively.
Because these revisions represent corrections to our prior period financial results, the revisions are considered to be a “restatement” under GAAP. Accordingly, the revised financial information included in this Quarterly Report on Form 10-Q/A has been identified as “As Restated.”
In connection with the restatement, management has re-evaluated the effectiveness of he Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2014 based on the framework in “Internal Control-Integrated Framework (1992 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of March 31, 2014 solely due to a material weakness in internal control over financial reporting related to the accounting convention when applying the interest method in our accounting for financing liabilities related to Rights to MSRs sold to HLSS. Specifically, our controls were not properly designed to calculate the appropriate allocation of cash payments between principal and interest in connection with the financing liability. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amendment.
Effects of Restatement
Revisions to the Original Form 10-Q have been made to the Company’s unaudited Consolidated Financial Statements and related disclosures in Part I, Item 1 - Unaudited Consolidated Financial Statements for the periods presented. In addition, corresponding changes have been made to the following other items to reflect the restatement:

(A)
Amendments to Part I, Item 1 - Unaudited Consolidated Financial Statements, to restate our consolidated balance sheets as of March 31, 2014 and December 31, 2013, and the consolidated statements of operations, comprehensive income, changes in equity and cash flows for the three months ended March 31, 2014 and 2013. Specifically, the amendments restate (a) our results of operations for the three months ended March 31, 2014 to reflect an increase in interest expense related to a change in the value of Financing liabilities which had the effect of understating our consolidated Other expense, net and overstating Income before tax by $17.3 million; (b) our balance sheet as of March 31, 2014 to reflect an increase in Total liabilities and Financing liabilities of $17.3 million; (c) our results of operations for the three months ended March 31, 2013 to reflect a decrease in interest expense related to a change in the value of Financing liabilities which had the effect of overstating our consolidated Other expense, net and understating Income before tax by $4.0 million; (d) balance sheet as of December 31, 2013 to reflect a decrease in Total liabilities and Financing liabilities of $17.3 million; and (e) the impact on our income tax accounts for the effects of above items within our results of operations and balance sheet as of December 31, 2013.

(B)	Amendments to Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, to reflect the restatement of our financial results, described in (A) above.

(C)
Amendments to Part II, Item 4 - Controls and Procedures, to (i) describe changes in our disclosure controls and procedures and our internal controls over financial reporting to address a material weakness and (ii) modify management’s opinion of the effectiveness of our internal controls over financial reporting as of March 31, 2014.

(D)	Part II, Item 6 - Exhibits, Financial Statement Schedules, exhibits 31.1 and 31.2.
We believe that presenting the restated information regarding the restated period in this Form 10-Q/A allows investors to review all pertinent data in a single presentation. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated period in this Form 10-Q/A or in future filings with the SEC, as applicable, and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.
Except as described in this Explanatory Note, the consolidated financial statements and financial statement footnote disclosures in the Original Form 10-Q are unchanged. In particular, except for the events described above, this Amendment has not been updated to reflect any events that have occurred after the Original Form 10-Q was filed or to modify or update disclosures affected by other subsequent events, except where required by generally accepted accounting standards in the United States (GAAP). Accordingly, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Company’s other filings with the SEC, together with any amendments to those filings.

OCWEN FINANCIAL CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this report, including, without limitation, statements regarding our financial position, business strategy and other plans and objectives for our future operations, are forward-looking statements.
These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from expected results. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2013 and the following:

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
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the Securities and Exchange Commission (SEC) including Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2013 and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they were made and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to update or revise forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(As Restated)	(As Restated)
Assets
Cash	$242,386	$178,512
Mortgage servicing rights ($110,826 and $116,029 carried at fair value)	2,040,355	2,069,381
Advances	937,926	890,832
Match funded advances	2,655,854	2,552,383
Loans held for sale ($338,228 and $503,753 carried at fair value)	383,703	566,660
Loans held for investment - reverse mortgages, at fair value	923,464	618,018
Goodwill	420,201	420,201
Receivables, net	182,724	152,516
Deferred tax assets, net	119,080	115,571
Premises and equipment, net	51,553	53,786
Other assets	229,105	309,143
Total assets	$8,186,351	$7,927,003

Liabilities, Mezzanine Equity and Equity
Liabilities
Match funded liabilities	$2,361,662	$2,364,814
Financing liabilities ($870,462 and $615,576 carried at fair value)	1,693,147	1,266,973
Other secured borrowings	1,633,999	1,777,669
Other liabilities	560,615	644,595
Total liabilities	6,249,423	6,054,051

Commitments and Contingencies (Note 21)

Mezzanine Equity
Series A Perpetual Convertible Preferred stock, $.01 par value; 200,000 shares authorized; 62,000 shares issued and outstanding at March 31, 2014 and December 31, 2013; redemption value $62,000 plus accrued and unpaid dividends	60,776	60,361

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 135,365,174 and 135,176,271 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,354	1,352
Additional paid-in capital	819,362	818,427
Retained earnings	1,062,467	1,002,963
Accumulated other comprehensive loss, net of income taxes	(9,542)	(10,151)
Total Ocwen stockholders’ equity	1,873,641	1,812,591
Non-controlling interest in subsidiaries	2,511	—
Total equity	1,876,152	1,812,591
Total liabilities, mezzanine equity and equity	$8,186,351	$7,927,003

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2014	2013
	(As Restated)	(As Restated)
Revenue
Servicing and subservicing fees	$490,459	$369,309
Gain on loans held for sale, net	43,987	6,749
Other revenues	16,815	30,601
Total revenue	551,261	406,659

Operating expenses
Compensation and benefits	105,637	94,626
Amortization of mortgage servicing rights	62,094	47,883
Servicing and origination	43,947	23,913
Technology and communications	36,976	30,012
Professional services	21,398	14,065
Occupancy and equipment	32,051	18,249
Other operating expenses	47,091	14,778
Total operating expenses	349,194	243,526

Income from operations	202,067	163,133

Other income (expense)
Interest expense	(139,873)	(89,459)
Gain (loss) on debt redemption	2,253	(17,030)
Other, net	7,256	(1,352)
Total other expense, net	(130,364)	(107,841)

Income before income taxes	71,703	55,292
Income tax expense	11,217	6,383
Net income	60,486	48,909
Net loss attributable to non-controlling interests	15	—
Net income attributable to Ocwen stockholders	60,501	48,909
Preferred stock dividends	(581)	(1,485)
Deemed dividends related to beneficial conversion feature of preferred stock	(416)	(1,086)
Net income attributable to Ocwen common stockholders	$59,504	$46,338

Earnings per share attributable to Ocwen common stockholders
Basic	$0.44	$0.34
Diluted	$0.43	$0.33

Weighted average common shares outstanding
Basic	135,227,067	135,638,567
Diluted	141,089,455	139,559,157

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
	(As Restated)	(As Restated)
Net income	$60,486	$48,909

Other comprehensive income (loss), net of income taxes:
Change in deferred gain (loss) on cash flow hedges arising during the year (1)	—	(4,126)
Reclassification adjustment for losses on cash flow hedges included in net income (2)	608	408
Net change in deferred loss on cash flow hedges	608	(3,718)
Other	1	39
Total other comprehensive income (loss), net of income taxes	609	(3,679)

Comprehensive income attributable to Ocwen stockholders	$61,095	$45,230

(1)	Net of tax benefit of $2.8 million for the three months ended March 31, 2013.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2013 (As Restated)	135,176,271	$1,352	$818,427	$1,002,963	$(10,151)	$—	$1,812,591
Net income (As Restated)	—	—	—	60,501	—	(15)	60,486
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(416)	—	—	(416)
Preferred stock dividends ($9.38 per share)	—	—	—	(581)	—	—	(581)
Repurchase of common stock	(60,000)	(1)	(2,307)	—	—	—	(2,308)
Exercise of common stock options	244,000	3	1,036	—	—	—	1,039
Equity-based compensation	4,903	—	2,206	—	—	—	2,206
Non-controlling interest in connection with acquisition of controlling interest in Ocwen Structured Investments, LLC	—	—	—	—	—	2,526	2,526
Other comprehensive income, net of income taxes	—	—	—	—	609	—	609
Balance at March 31, 2014 (As Restated)	135,365,174	$1,354	$819,362	$1,062,467	$(9,542)	$2,511	$1,876,152

Balance at December 31, 2012	135,637,932	$1,356	$911,942	$704,565	$(6,441)	$—	$1,611,422
Net income (As Restated)	—	—	—	48,909	—	—	48,909
Preferred stock dividends ($9.17 per share)	—	—	—	(1,485)	—	—	(1,485)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(1,086)	—	—	(1,086)
Equity-based compensation	5,715	—	1,353	—	—	—	1,353
Other comprehensive loss, net of income taxes	—	—	—	—	(3,679)	—	(3,679)
Balance at March 31, 2013 (As Restated)	135,643,647	$1,356	$913,295	$750,903	$(10,120)	$—	$1,655,434

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
	(As Restated)	(As Restated)
Cash flows from operating activities
Net income	$60,501	$48,909
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage servicing rights	62,094	47,883
Depreciation	5,540	4,513
Provision for bad debts	31,386	60
Gain on sale of loans	(43,987)	(6,749)
Realized and unrealized losses on derivative financial instruments	920	5,736
(Gain) loss on extinguishment of debt	(2,253)	17,030
Gain on valuation of mortgage servicing rights, at fair value	5,148	679
Origination and purchase of loans held for sale	(2,378,056)	(2,515,084)
Proceeds from sale and collections of loans held for sale	2,414,699	2,629,152
Changes in assets and liabilities:
Decrease in advances and match funded advances	13,434	186,420
Decrease (increase) in receivables and other assets, net (2)	48,437	(41,443)
(Decrease) increase in other liabilities	(41,170)	18,983
Other, net	19,089	9,809
Net cash provided by operating activities	195,782	405,898

Cash flows from investing activities
Cash paid to acquire ResCap Servicing Operations (a component of Residential Capital, LLC)	(54,220)	(2,097,821)
Net cash paid to acquire controlling interest in Ocwen Structured Investments, LLC	(7,833)	—
Net cash acquired in acquisition of Correspondent One S.A.	—	22,108
Purchase of mortgage servicing rights, net	(6,698)	(971)
Acquisition of advances in connection with the purchase of mortgage servicing rights	(83,942)	—
Acquisition of advances in connection with the purchase of loans	(60,482)	—
Proceeds from sale of advances and match funded advances	—	713,582
Net proceeds from sale of diversified fee-based businesses to Altisource Portfolio Solutions, SA	—	86,950
Origination of loans held for investment – reverse mortgages	(176,658)	—
Principal payments received on loans held for investment - reverse mortgages	14,030	—
Additions to premises and equipment	(3,308)	(4,201)
Other	891	1,300
Net cash used in investing activities	(378,220)	(1,279,053)

	(As Restated)	(As Restated)
Cash flows from financing activities
(Repayment of) proceeds from match funded liabilities	(3,151)	450,239
Proceeds from other borrowings	1,497,669	3,778,876
Repayments of other borrowings	(1,652,903)	(2,989,374)
Payment of debt issuance costs – senior secured term loan	(175)	(24,048)
Proceeds from sale of mortgage servicing rights accounted for as a financing	123,551	100,737
Proceeds from sale of loans accounted for as a financing	226,626	—
Proceeds from sale of advances accounted for as a financing	55,702	—
Repurchase of common stock	(2,308)	—
Other	1,301	—
Net cash provided by financing activities	246,312	1,316,430

Net increase in cash	63,874	443,275
Cash at beginning of year	178,512	220,130
Cash at end of period	$242,386	$663,405

Supplemental business acquisition information - ResCap (1)
Fair value of assets acquired
Advances	$—	$(1,786,409)
Mortgage servicing rights	—	(401,314)
Premises and equipment	—	(16,423)
Goodwill	—	(211,419)
Receivables and other assets	—	(2,989)
	—	(2,418,554)
Fair value of liabilities assumed
Accrued expenses and other liabilities	—	74,625
Total consideration	—	(2,343,929)
Amount due to seller (2)	—	246,108
Cash paid	$—	$(2,097,821)

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2014. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2013.
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

Note 1A — Restatement of Previously Issued Consolidated Financial Statements
Subsequent to the issuance of the Original Form 10-Q, we determined there was an error in the application of the interest method used to calculate the appropriate allocation between principal and interest in connection with the accounting for a financing liability related to the Rights to MSRs sold to HLSS.  The error relates to the subsequent accounting for the financing liability and does not impact the initial accounting for the sale of Rights to MSRs to HLSS. As a result, the financial amounts noted below have been restated from amounts previously reported.
The following tables summarize the effect of these restatements at and for the periods indicated:

	Consolidated Balance Sheet as of March 30, 2014
	As Reported	Restatement	As Restated
Deferred tax assets, net	$118,156	$924	$119,080
Total assets	8,185,427	924	8,186,351
Financing liabilities	1,693,147	—	1,693,147
Total liabilities	6,249,423	—	6,249,423
Retained earnings	1,061,543	924	1,062,467
Total stockholders’ equity	1,872,717	924	1,873,641

	Consolidated Balance Sheet as of December 31, 2013
	As Reported	Restatement	As Restated
Deferred tax assets, net	$116,558	$(987)	$115,571
Financing liabilities	1,284,229	(17,256)	1,266,973
Total liabilities	6,071,307	(17,256)	6,054,051
Retained earnings	986,694	16,269	1,002,963
Total stockholders’ equity	1,796,322	16,269	1,812,591

	Consolidated Statement of Operations for the Three Months Ended March 31, 2014
	As Reported	Restatement	As Restated
Interest expense	$(122,616)	$(17,257)	$(139,873)
Total other expense, net	(113,107)	(17,257)	(130,364)
Income before income taxes	88,960	(17,257)	71,703
Income tax expense	13,129	(1,912)	11,217
Net income	75,831	(15,345)	60,486
Net income attributable to Ocwen stockholders	75,846	(15,345)	60,501
Net income attributable to Ocwen common stockholders	74,849	(15,345)	59,504
Earnings per share attributable to Ocwen common stockholders
Basic	$0.55	$(0.11)	$0.44
Diluted	$0.54	$(0.11)	$0.43

	Consolidated Statement of Operations for the Three Months Ended March 31, 2013
	As Reported	Restatement	As Restated
Interest expense	$(93,416)	$3,957	$(89,459)
Total other expense, net	(111,798)	3,957	(107,841)
Income before income taxes	51,335	3,957	55,292
Income tax expense	6,188	195	6,383
Net income	45,147	3,762	48,909
Net income attributable to Ocwen stockholders	45,147	3,762	48,909
Net income attributable to Ocwen common stockholders	42,576	3,762	46,338
Earnings per share attributable to Ocwen common stockholders
Basic	$0.31	$0.03	$0.34
Diluted	$0.31	$0.02	$0.33

	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2014
	As Reported	Restatement	As Restated
Net Income	$75,831	$(15,345)	$60,486
Comprehensive income attributable to Ocwen stockholders	76,440	(15,345)	61,095

	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2013
	As Reported	Restatement	As Restated
Net Income	$45,147	$3,762	$48,909
Comprehensive income attributable to Ocwen stockholders	41,468	3,762	45,230

	Consolidated Statement of Changes in Equity for the Three Months Ended March 31, 2014
	As Reported	Restatement	As Restated
Net Income	$75,831	$(15,345)	$60,486

	Consolidated Statement of Changes in Equity for the Three Months Ended March 31, 2013
	As Reported	Restatement	As Restated
Net Income	$45,147	$3,762	$48,909

	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2014
	As Reported	Restatement	As Restated
Net income	$75,846	$(15,345)	$60,501
Adjustments to reconcile net income to net cash provided by operating activities:
Other, net	21,000	(1,911)	19,089
Net cash provided by operating activities	213,038	(17,256)	195,782
Repayments of other borrowings	(1,670,159)	17,256	(1,652,903)
Net cash provided by financing activities	229,056	17,256	246,312

	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2013
	As Reported	Restatement	As Restated
Net income	$45,147	$3,762	$48,909
Adjustments to reconcile net income to net cash provided by operating activities:
Other, net	9,614	195	9,809
Net cash provided by operating activities	401,941	3,957	405,898
Repayments of other borrowings	(2,985,417)	(3,957)	(2,989,374)
Net cash provided by financing activities	1,320,387	(3,957)	1,316,430

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

The carrying amounts and the estimated fair values of our financial instruments and our nonfinancial assets measured at fair value on a recurring or non-recurring basis are as follows at the dates indicated:

		March 31, 2014		December 31, 2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$338,228	$338,228	$503,753	$503,753
Loans held for sale, at lower of cost or fair value (b)	3	45,475	45,475	62,907	62,907
Total Loans held for sale		$383,703	$383,703	$566,660	$566,660
Loans held for investment - Reverse mortgages, at fair value (a)	3	$923,464	$923,464	$618,018	$618,018
Advances and match funded advances (c)	3	3,593,780	3,593,780	3,443,215	3,443,215
Receivables, net (c)	3	182,724	182,724	152,516	152,516

Financial liabilities:
Match funded liabilities (c)	3	$2,361,662	$2,361,662	$2,364,814	$2,364,814
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$870,462	$870,462	$615,576	$615,576
Other (c)	3	822,685	822,685	651,397	651,397
Total Financing liabilities		$1,693,147	$1,693,147	$1,266,973	$1,266,973
Other secured borrowings:
Senior secured term loan (c)	3	$1,281,981	$1,267,043	$1,284,901	$1,270,108
Other (c)	3	352,018	352,018	492,768	492,768
Total Other secured borrowings		$1,633,999	$1,619,061	$1,777,669	$1,762,876

Derivative financial instruments (a):
IRLCs	2	$9,420	$9,420	$8,433	$8,433
Forward MBS trades	1	699	699	6,905	6,905
Interest rate caps	3	324	324	442	442

MSRs:
MSRs, at fair value (a)	3	$110,826	$110,826	$116,029	$116,029
MSRs, at amortized cost (c)	3	1,929,529	2,774,910	1,953,352	2,441,719
Total MSRs		$2,040,355	$2,885,736	$2,069,381	$2,557,748

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

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
The more significant assumptions used in the March 31, 2014 valuation of our MSRs carried at amortized cost include:

•	Prepayment speeds ranging from 6.62% to 17.63% (weighted average of 13.78%) depending on loan type;

•	Delinquency rates ranging from 7.02% to 31.04% (weighted average of 16.59%) depending on loan type;

•	Interest rate of 1-month LIBOR plus a range of 0.00% to 3.50% for computing the cost of financing servicing advances;

•	Interest rate of 1-month LIBOR for computing float earnings; and

•	Discount rates ranging from 9.88% to 16.46% (weighted average of 11.67%)
We perform an impairment analysis based on the difference between the carrying amount and fair value after grouping the underlying loans into the applicable strata. In response to the significant change in the composition of our MSR portfolio as a result of recent acquisitions, our stratum are defined as conventional, government insured and non-Agency (i.e. all private label primary and master serviced loans).
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

Financing Liabilities
Financing liabilities are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	March 31, 2014	December 31, 2013
Servicing:
Financing liability – MSRs pledged	MSRs	(1)	(1)	$634,399	$633,804
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (2)	MSRs	(2)	Feb. 2028	121,352	—
Financing Liability – Advances Pledged (3)	Advances on loans	(3)	(3)	56,732	—
				812,483	633,804

Lending:
Financing liability - MSRs pledged	MSRs	(4)	(4)	10,202	17,593
HMBS-related borrowings (5)	Loans held for investment	1ML + 220 bps	(5)	870,462	615,576
				880,664	633,169

				$1,693,147	$1,266,973

(1)
The HLSS Transaction financing liabilities have no contractual maturity but are amortized over the estimated life of the transferred Rights to MSRs using the interest method with the servicing income that is remitted to HLSS representing payments of principal and interest. For purposes of applying the interest method, the balance of the liability is reduced each month based on the change in the present value of the estimated future cash flows underlying the related MSRs. See Note 4 — Sales of Advances and MSRs for additional information regarding the HLSS Transactions. As discussed in Note 1A — Restatement of Previously Issued Consolidated Financial Statements , we are restating our previously issued unaudited Consolidated Financial Statements to correct an error in applying the interest method to financing liabilities in connection with Rights to MSRs sold to HLSS. The balance of the HLSS Transaction financing liabilities at March 31, 2014 and December 31, 2013 have been restated.

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
Financial covenants in our borrowing agreements require that we maintain consolidated tangible net worth, the most restrictive of which is $630.0 million plus 65% of quarterly net income, without adjustment for quarterly net losses, beginning with the three months ended December 31, 2012. The required consolidated tangible net worth in connection with this agreement was $913.6 million at March 31, 2014. Should we fail to be in compliance with these requirements, remedies include but are not limited to, at the option of the facility provider, termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting the agreement, and other legal remedies. Our lenders can waive their contractual rights in the event of a default. Our borrowing agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. We are in compliance with all of our qualitative and quantitative covenants at the date of these financial statements.

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

Included in AOCL at March 31, 2014 and March 31, 2013, respectively, were $10.0 million and $16.1 million of deferred unrealized losses, before taxes of $0.6 million and $6.1 million, respectively, on the interest rate swaps that we designated as cash flow hedges. Changes in AOCL during three months ended March 31 were as follows:

	2014	2013
Beginning balance	$10,151	$6,441

Additional net losses on cash flow hedges	—	6,924
Ineffectiveness of cash flow hedges reclassified to earnings	—	(657)
Losses on terminated hedging relationships amortized to earnings	(779)	—
Net increase (decrease) in accumulated losses on cash flow hedges	(779)	6,267
(Increase) decrease in deferred taxes on accumulated losses on cash flow hedges	171	(2,548)
Increase (decrease) in accumulated losses on cash flow hedges, net of taxes	(608)	3,719

Other, net of income taxes	(1)	(40)

Ending balance	$9,542	$10,120
Other income (expense), net, includes the following related to derivative financial instruments for three months ended March 31:

	2014	2013
Losses on economic hedges	$(141)	$(5,079)
Ineffectiveness of cash flow hedges	—	(657)
Write-off of losses in AOCL for a discontinued hedge relationship	(779)	—
	$(920)	$(5,736)

Note 16 — Interest Expense
The following table presents the components of interest expense for the three months ended March 31:

	2014	2013
Match funded liabilities	$16,318	$30,351
Financing liabilities (1) (2)	100,230	40,612
Other secured borrowings	21,284	15,954
Other	2,041	2,542
	$139,873	$89,459

(1)
Includes interest expense of $99.0 million and $40.6 million during the three months ended March 31, 2014 and 2013, respectively, related to financing liabilities recorded in connection with the HLSS Transactions as indicated in the table below. As discussed in Note 1A — Restatement of Previously Issued Consolidated Financial Statements , we are restating our previously issued unaudited Consolidated Financial Statements as of March 31, 2014 and for the reported periods to correct an error in applying the interest method to financing liabilities in connection with Rights to MSRs sold to HLSS. Interest expense on the HLSS Transaction financing liabilities for the three months ended March 31, 2014 and 2013 has been restated.

	2014	2013
Servicing fees collected on behalf of HLSS	$189,157	$102,258
Less: Subservicing fee retained by Ocwen	90,161	47,082
Net servicing fees remitted to HLSS	98,996	55,176
Less: Reduction in financing liability	—	14,593
Interest expense on HLSS financing liability	$98,996	$40,583

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
The following is a reconciliation of the calculation of basic EPS to diluted EPS for the three months ended March 31:

	2014	2013
	(As Restated)	(As Restated)
Basic EPS:
Net income attributable to Ocwen common stockholders	$59,504	$46,338

Weighted average shares of common stock	135,227,067	135,638,567

Basic EPS	$0.44	$0.34

Diluted EPS:
Net income attributable to Ocwen common stockholders	$59,504	$46,338
Preferred stock dividends (1)	997	—
Adjusted net income attributable to Ocwen	$60,501	$46,338

Weighted average shares of common stock	135,227,067	135,638,567
Effect of dilutive elements:
Preferred Shares (1)	1,950,298	—
Stock options	3,908,333	3,902,390
Common stock awards	3,757	18,200
Dilutive weighted average shares of common stock	141,089,455	139,559,157

Diluted EPS	$0.43	$0.33

Stock options excluded from the computation of diluted EPS:
Market-based (2)	547,500	1,535,000

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
Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
	(As Restated)				(As Restated)
Results of Operations
For the three months ended March 31, 2014
Revenue	$520,823	$28,767	$1,711	$(40)	$551,261
Operating expenses (1)	307,933	31,464	9,837	(40)	349,194
Income (loss) from operations	212,890	(2,697)	(8,126)	—	202,067
Other income (expense):
Interest income	439	4,009	879	—	5,327
Interest expense	(136,386)	(3,451)	(36)	—	(139,873)
Other	(320)	2,718	1,784	—	4,182
Other income (expense), net	(136,267)	3,276	2,627	—	(130,364)
Income (loss) before income taxes	$76,623	$579	$(5,499)	$—	$71,703

For the three months ended March 31, 2013
Revenue	$376,083	$13,908	$16,713	$(45)	$406,659
Operating expenses (1)	211,504	11,098	20,969	(45)	243,526
Income (loss) from operations	164,579	2,810	(4,256)	—	163,133
Other income (expense):
Interest income	(614)	4,780	1,020	—	5,186
Interest expense	(86,503)	(2,829)	(127)	—	(89,459)
Other	(25,988)	267	2,153	—	(23,568)
Other income (expense), net	(113,105)	2,218	3,046	—	(107,841)
Income (loss) before income taxes	$51,474	$5,028	$(1,210)	$—	$55,292

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
March 31, 2014	$6,333,097	$1,326,114	$527,140	$—	$8,186,351

December 31, 2013	$6,295,976	$1,195,812	$435,215	$—	$7,927,003

March 31, 2013	$5,997,149	$356,668	$1,083,737	$—	$7,437,554

(1)	Depreciation and amortization expense are as follows:

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
For the three months ended March 31, 2014:
Depreciation expense	$2,820	$105	$2,615	$5,540
Amortization of mortgage servicing rights	61,779	115	200	62,094
Amortization of debt discount	330	—	—	330
Amortization of debt issuance costs – SSTL	1,087	—	—	1,087

For the three months ended March 31, 2013:
Depreciation expense	$2,699	$234	$1,580	$4,513
Amortization of mortgage servicing rights	47,883	—	—	47,883
Amortization of debt discount	424	—	—	424
Amortization of debt issuance costs – SSTL	894	—	—	894

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to give effect to the restatement of our unaudited Consolidated Financial Statements for the three months ended March 31, 2014 and 2013 to correct an accounting error in connection with the application of the interest method to certain financing liabilities. For additional information, see Note 1A — Restatement and Revision of Previously Issued Consolidated Financial Statements to our unaudited Consolidated Financial Statements and “Explanatory Note” preceding Part I.

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

	For the Three Months Ended March 31,		$ Change	% Change
	2014	2013	2014 vs. 2013	2014 vs. 2013
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Consolidated:
Revenue:
Servicing and subservicing fees	$490,459	$369,309	$121,150	33%
Gain on loans held for sale	43,987	6,749	37,238	552
Other	16,815	30,601	(13,786)	(45)
Total revenue	551,261	406,659	144,602	36
Operating expenses	349,194	243,526	105,668	43
Income from operations	202,067	163,133	38,934	24
Other income (expense):
Interest expense	(139,873)	(89,459)	(50,414)	56
Other	9,509	(18,382)	27,891	(152)
Other expense, net	(130,364)	(107,841)	(22,523)	21
Income before income taxes	71,703	55,292	16,411	30
Income tax expense	11,217	6,383	4,834	76
Net income	60,486	48,909	11,577	24
Net loss attributable to non-controlling interests	15	—	15	n/m
Net income attributable to Ocwen stockholders	60,501	48,909	11,592	24
Preferred stock dividends	(581)	(1,485)	904	(61)
Deemed dividend related to beneficial conversion feature of preferred stock	(416)	(1,086)	670	(62)
Net income attributable to Ocwen common stockholders	$59,504	$46,338	$13,166	28

Segment income (loss) before income taxes:
Servicing	$76,623	$51,474	$25,149	49%
Lending	579	5,028	(4,449)	(88)
Corporate Items and Other	(5,499)	(1,210)	(4,289)	354
	$71,703	$55,292	$16,411	30
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
Interest expense for the first quarter of 2014 increased as compared to the first quarter of 2013. The increase was driven principally by an increase in interest on the financing liabilities, including HLSS Transactions, to finance platform and asset acquisitions in 2013. The HLSS financing liability has increased from an average of $319.9 million in the first quarter of 2013 to an average of $628.1 million in the first quarter of 2014 as a result of additional transactions completed during 2013.
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

Financial Condition Summary
The following table summarizes our consolidated balance sheet at the dates indicated.

	March 31, 2014	December 31, 2013	$ Change	% Change
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Cash	$242,386	$178,512	$63,874	36%
Mortgage servicing rights ($110,826 and $116,029 carried at fair value)	2,040,355	2,069,381	(29,026)	(1)
Advances and match funded advances	3,593,780	3,443,215	150,565	4
Loans held for sale ($338,228 and $503,753 carried at fair value)	383,703	566,660	(182,957)	(32)
Loans held for investment - reverse mortgages, at fair value	923,464	618,018	305,446	49
Goodwill	420,201	420,201	—	—
Other	582,462	631,016	(48,554)	(8)
Total assets	$8,186,351	$7,927,003	$259,348	3

Total Assets by Segment:
Servicing	$6,333,097	$6,295,976	$37,121	1%
Lending	1,326,114	1,195,812	130,302	11
Corporate Items and Other	527,140	435,215	91,925	21
	$8,186,351	$7,927,003	$259,348	3%

Match funded liabilities	$2,361,662	$2,364,814	$(3,152)	—
Financing liabilities ($870,462 and $615,576 carried at fair value)	1,693,147	1,266,973	426,174	34
Other secured borrowings	1,633,999	1,777,669	(143,670)	(8)
Other	560,615	644,595	(83,980)	(13)
Total liabilities	6,249,423	6,054,051	195,372	3

Mezzanine equity	60,776	60,361	415	1

Total Ocwen stockholders’ equity	1,873,641	1,812,591	61,050	3
Non-controlling interest in subsidiaries	2,511	—	2,511	n/m
Total equity	1,876,152	1,812,591	63,561	4
Total liabilities, mezzanine equity and equity	$8,186,351	$7,927,003	$259,348	3

Total Liabilities by Segment:
Servicing	$4,902,828	$4,777,698	$125,130	3%
Lending	1,250,242	1,107,412	142,830	13
Corporate Items and Other	96,353	168,941	(72,588)	(43)
	$6,249,423	$6,054,051	$195,372	3
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

Servicing
The following table presents selected results of operations of our Servicing segment for the three months ended March 31, 2014 and 2013. The amounts presented are before the elimination of balances and transactions with our other segments:

	2014	2013	% Change 2014 vs. 2013
	(As Restated)	(As Restated)	(As Restated)
Revenue
Servicing and subservicing fees:
Residential	$486,512	$362,511	34%
Commercial	3,479	3,430	1
	489,991	365,941	34
Gain on loans held for sale, net	21,211	1,986	968
Process management fees and other	9,621	8,156	18
Total revenue	520,823	376,083	38

Operating expenses
Compensation and benefits	72,405	73,927	(2)
Amortization of mortgage servicing rights	61,779	47,883	29
Servicing and origination	38,847	18,647	108
Technology and communications	29,854	24,339	23
Professional services	7,909	8,712	(9)
Occupancy and equipment	26,942	15,015	79
Other operating expenses	70,197	22,981	205
Total operating expenses	307,933	211,504	46

Income from operations	212,890	164,579	29

Other income (expense)
Interest expense	(136,386)	(86,503)	58
Loss on debt redemption	—	(17,030)	(100)
Other, net	119	(9,572)	(101)
Total other expense, net	(136,267)	(113,105)	20

Income before income taxes	$76,623	$51,474	49

The following table provides selected operating statistics at or for the three months ended March 31:

	2014	2013	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$387,577,700	$396,838,688	(2)%
Non-performing loans	55,587,910	63,385,051	(12)
Non-performing real estate	6,404,986	6,847,922	(6)
Total residential assets serviced (2)	$449,570,596	$467,071,661	(4)

Conventional loans (3)	$215,398,758	$224,712,760	(4)%
Government insured loans	44,499,178	48,147,310	(8)
Non-Agency loans	189,672,660	194,211,591	(2)
Total residential loans serviced	$449,570,596	$467,071,661	(4)

Percent of total UPB:
Servicing portfolio	87.1%	58.3%	49%
Subservicing portfolio	12.9	41.7	(69)
Non-performing residential assets serviced (4)	13.8	15.0	(8)

Number of:
Performing loans (1)	2,454,194	2,518,624	(3)%
Non-performing loans	275,911	376,356	(27)
Non-performing real estate	33,282	36,626	(9)
Total number of residential assets serviced (2)	2,763,387	2,931,606	(6)

Conventional loans (3)	1,203,870	1,201,330	—%
Government insured loans	290,241	293,301	(1)
Non-Agency loans	1,269,276	1,436,975	(12)
Total residential loans serviced	2,763,387	2,931,606	(6)

Percent of total number:
Servicing	87.2%	59.3%	47%
Subservicing	12.8	40.7	(69)
Non-performing residential assets serviced (4)	11.2	14.1	(21)

	2014	2013	% Change
Residential Assets Serviced
Average UPB of residential assets serviced
Servicing	$394,810,178	$224,926,913	76%
Subservicing	61,739,926	113,763,317	(46)
	$456,550,104	$338,690,230	35

Prepayment speed (average Constant Prepayment Rate or CPR)	11.2%	20.1%	(44)%

Average number of residential assets serviced
Servicing	2,426,944	1,388,861	75%
Subservicing	386,905	694,002	(44)
	2,813,849	2,082,863	35

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$349,143	$232,751	50%
Subservicing	33,719	34,550	(2)
	382,862	267,301	43
HAMP fees	36,698	39,419	(7)
Late charges	36,681	25,790	42
Loan collection fees	8,281	6,365	30
Custodial accounts (float earnings)	1,644	1,616	2
Other	20,346	22,020	(8)
	$486,512	$362,511	34

Number of Completed Modifications
HAMP	11,049	8,170	35%
Non-HAMP	17,407	16,014	9
Total	28,456	24,184	18

Financing Costs
Average balance of advances and match funded advances	$3,493,474	$3,768,947	(7)%
Average borrowings (5)	3,673,294	3,615,552	2
Interest expense on borrowings (5)	34,319	43,437	(21)
Facility costs included in interest expense (5)	4,303	3,050	41
Discount amortization included in interest expense	330	424	(22)
Effective average interest rate (5)	3.74%	4.81%	(22)
Average 1-month LIBOR	0.16%	0.20%	(20)

	2014	2013	% Change
Average Employment
India and other	4,767	4,792	(1)%
U. S.	2,744	3,323	(17)
Total	7,511	8,115	(7)

Collections on loans serviced for others	$26,861,610	$14,445,914	86%

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

(5)
Excludes interest expense related to financing liabilities that we recognized in connection with the HLSS Transactions. Interest on HLSS financing liabilities amounted to $99.0 million and $40.6 million for the three months ended March 31, 2014 and 2013, respectively. Also excludes an average of $628.1 million and $319.9 million of HLSS financing liabilities for the three months ended March 31, 2014 and 2013, respectively. See Note 4 — Sales of Advances and MSRs to the unaudited Consolidated Financial Statements for additional information regarding the HLSS Transactions.

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

Interest expense related to the financing liabilities that we recognized in connection with the HLSS Transactions increased to $99.0 million for the first quarter of 2014 from $40.6 million in the first quarter of 2013 due to an increase in the average balance of the financing liabilities as a result of sales completed during 2013 to finance platform and asset acquisitions.
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
Cash flows for the three months ended March 31, 2014. Our operating activities provided $195.8 million of cash largely due to proceeds from sales of loans, net of originations, net income of $60.5 million adjusted for MSR amortization of $62.1 million and other non-cash items and $13.4 million of net collections of servicing advances.
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
Our financing activities provided $246.3 million of cash. Cash provided by our financing activities includes $226.6 million in connection with our reverse mortgage securitization activities. Financing activities also include cash received in connection with the $123.6 million OASIS transaction involving the sale of Freddie Mac MSRs which we accounted for as a financing. In addition, we received $55.7 million of proceeds from the sale of advances to HLSS acquired in connection with the Ginnie Mae EBO Transaction. These cash inflows were partially offset by a net reduction in borrowings under mortgage warehouse facilities used to fund originated forward loans as sales exceeded originations during the quarter. Also, we completed the repurchase of 60,000 shares of common stock under the stock repurchase program we announced in October 2013, paying $2.3 million in connection with these repurchases.
Cash flows for the three months ended March 31, 2013. Our operating activities provided $405.9 million of cash largely due to $186.4 million of net collections of servicing advances, $114.1 million of net cash provided by our loans held for sale activities and net income of $48.9 million adjusted for MSR amortization of $47.9 million and other non-cash items. Operating cash flows were used principally to repay related match funded liabilities and to fund the portions of the ResCap Acquisition not funded through borrowings.
Our investing activities used $1.3 billion of cash. We paid $2.1 billion to acquire ResCap, consisting primarily of advances and MSRs. Cash inflows from investing activities include $713.6 million of proceeds from HLSS from the sale of advances and $87.0 million from the sale to Altisource of the diversified fee-based business acquired in the Homeward Acquisition. As disclosed below in the discussion of financing activities, we used a portion of the proceeds from the sales to HLSS to repay match funded liabilities and for required prepayments of the SSTL.

Our financing activities provided $1.3 billion of cash. To finance the ResCap acquisition, we deployed $840.0 million of net additional capital from the proceeds of a new $1.3 billion SSTL facility and borrowed $1.2 billion pursuant to three servicing advance facilities, offset by our repayment of the old SSTL which had an outstanding principal balance of $314.2 million at December 31, 2012. We received $100.7 million from the sale of Rights to MSRs to HLSS in a transaction accounted for as a financing. We used collections of servicing advances and $625.8 million of the proceeds received from the HLSS Transactions from the sale of Rights to MSRs and advances to repay match funded liabilities. Debt issuance costs paid on the new SSTL were $24.0 million. Borrowings under mortgage loan warehouse facilities used to fund newly-originated loans until they are sold declined by $110.6 million as sales exceeded originations during the quarter.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Management has processes in place to monitor these judgments and assumptions, including with the Audit Committee of the Board of Directors. Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2013 in Note 1 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.”
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

(2)
Excludes financing liabilities of $634.4 million and $633.8 million at March 31, 2014 and December 31, 2013, respectively, that we recorded in connection with the sales of Rights to MSRs to HLSS which did not qualify as sales for accounting purposes. These financing liabilities have no contractual maturity and are amortized over the life of the transferred Rights to MSRs. Also, excludes the financing liabilities of $870.5 million and $615.6 million at March 31, 2014 and December 31, 2013, respectively, that we recorded in connection with the securitizations of HMBS which did not quality as sales for accounting purposes. These financing liabilities have no contractual maturity and are amortized as the related loans are repaid. The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates.

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

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$7,228	$(9,362)
Forward MBS trades	(7,706)	8,379
Total loans held for sale and related derivatives	(478)	(983)

Fair value MSRs	(7,674)	7,206
MSRs, embedded in pipeline	(1,213)	947
Total fair value MSRs	(8,887)	8,153

Total, net	$(9,365)	$7,170

ITEM 4.	CONTROLS AND PROCEDURES (As Amended)
In connection with the filing the Original Form 10-Q, management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the period covered by our Original Form 10-Q for the three months ended March 31, 2014. Based on such evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures were effective.
Subsequent to that evaluation, in connection with the restatement discussed in Note 1A — Restatement of Previously Issued Consolidated Financial Statements to our unaudited Consolidated Financial Statements, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014 and concluded that, solely because of the material weakness identified in our internal control over financial reporting disclosed below, our disclosure controls and procedures were not effective as of March 31, 2014.
Management identified a material weakness in internal control over financial reporting as of December 31, 2013.The Company’s controls related to the use of an accounting convention in its application of the interest method to financing liabilities related to Rights to MSRs sold to HLSS were not properly designed to calculate the appropriate allocation of cash payments between principal and interest in connection with the financing liability.
We have corrected our application of the interest method used to calculate the appropriate allocation between principal and interest in connection with accounting for a financing liability related to Rights to MSRs sold to HLSS. We are also in the process of implementing new controls related to the monitoring and oversight of valuations of Level 3 assets and liabilities and the level and timing of critical assumptions used in third-party valuations we use in our accounting processes and reporting. Management believes these initiatives will remediate the material weakness in internal control over financial reporting described above. The Company will test the ongoing operating effectiveness of the new controls in future periods. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 21 — Commitments and Contingencies to the unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves significant risks that are inherent to our business. We describe the principal risks and uncertainties that management believes affect or could affect us under Part I, Item 1A of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2013. The risks and uncertainties described therein are not the only ones facing us. You should carefully read and consider the risks and uncertainties described therein together with all of the other information included or incorporated by reference in such Annual Report before you make any decision regarding an investment in our common stock. If any of the risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

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

10.3*	Ocwen Financial Corporation 1998 Annual Incentive Plan, as amended (6)
10.4*	Ocwen Mortgage Servicing, Inc. Amended and Restated 2013 Preferred Stock Plan (2)
10.5*	Description of USVI Relocation Package of Ocwen Mortgage Servicing, Inc. (7)
11.1	Computation of earnings per share (8)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
*    Management contract or compensatory plan or agreement.

(1)
Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-1 (File No. 333-5153) as amended, declared effective by the SEC on September 25, 1996.

(2)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(3)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(4)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on December 28, 2012.

(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on May 10, 2013.

(6)	Incorporated by reference from the similarly described Annex A to our definitive Proxy Statement with respect to our 2014 Annual Meeting of Shareholders as filed with the SEC on April 22, 2014.

(7)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014.

(8)	Incorporated by reference from “Note 17 — Basic and Diluted Earnings per Share” to our unaudited Consolidated Financial Statements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Michael R. Bourque, Jr.
Michael R. Bourque, Jr.
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: August 18, 2014