Form 10-Q
period 2014-06-30
OCWEN FINANCIAL CORP
filed 2014-08-18
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of August 8, 2014: 130,817,914 shares

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
These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Forward looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. Accordingly, you should not place undue reliance on any forward-looking statement. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” in Amendment No.1 to our Annual Report on Form 10-K for the year ended December 31, 2013 and the following:

•	uncertainty related to legislation, regulations, regulatory agency actions, government programs and policies, industry initiatives and evolving best servicing practices;

•	uncertainty related to claims, litigation and investigations brought by government agencies and private parties regarding our servicing, foreclosure, modification and other practices;

•	the characteristics of our servicing portfolio, including prepayment speeds along with delinquency and advance rates;

•	our ability to grow and adapt our business, including the availability of new loan servicing and other accretive business opportunities;

•	uncertainty related to acquisitions, including our ability to close acquisitions and to integrate the systems, procedures and personnel of acquired assets and businesses;

•	our ability to contain and reduce our operating costs;

•	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;

•	our ability to effectively manage our regulatory and contractual compliance obligations;

•	the adequacy of our financial resources, including our sources of liquidity and ability to fund and recover advances, repay borrowings and comply with debt covenants;

•	the loss of the services of our senior managers;

•	uncertainty related to general economic and market conditions, delinquency rates, home prices and disposition timelines on foreclosed properties;

•	uncertainty related to the actions of loan owners, including mortgage-backed securities investors and government sponsored entities, regarding loan put-backs, penalties and legal actions;

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
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the Securities and Exchange Commission (SEC) including Amendment No.1 to our Annual Report on Form 10-K for the year ended December 31, 2013, Amendment No.1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2014 and our Current Reports on Form 8-K. Forward-looking statements speak only as of the date they were made and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to update or revise forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2014	December 31, 2013
		(As Restated)
Assets
Cash	$259,471	$178,512
Mortgage servicing rights ($104,220 and $116,029 carried at fair value)	2,001,720	2,069,381
Advances	945,809	890,832
Match funded advances	2,517,577	2,552,383
Loans held for sale ($410,335 and $503,753 carried at fair value)	501,843	566,660
Loans held for investment - reverse mortgages, at fair value	1,107,626	618,018
Goodwill	420,201	420,201
Receivables, net	239,748	152,516
Deferred tax assets, net	98,831	115,571
Premises and equipment, net	47,990	53,786
Other assets	224,086	309,143
Total assets	$8,364,902	$7,927,003

Liabilities, Mezzanine Equity and Equity
Liabilities
Match funded liabilities	$2,072,517	$2,364,814
Financing liabilities ($1,033,712 and $615,576 carried at fair value)	1,863,576	1,266,973
Other secured borrowings	1,685,746	1,777,669
Senior unsecured notes	350,000	—
Other liabilities	474,984	644,595
Total liabilities	6,446,823	6,054,051

Commitments and Contingencies (Note 20)

Mezzanine Equity
Series A Perpetual Convertible Preferred stock, $.01 par value; 200,000 shares authorized; 62,000 shares issued and outstanding at June 30, 2014 and December 31, 2013; redemption value $62,000 plus accrued and unpaid dividends	61,192	60,361

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 132,771,321 and 135,176,271 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,328	1,352
Additional paid-in capital	733,737	818,427
Retained earnings	1,128,425	1,002,963
Accumulated other comprehensive loss, net of income taxes	(9,171)	(10,151)
Total Ocwen stockholders’ equity	1,854,319	1,812,591
Non-controlling interest in subsidiaries	2,568	—
Total equity	1,856,887	1,812,591
Total liabilities, mezzanine equity and equity	$8,364,902	$7,927,003

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Revenue
Servicing and subservicing fees	$491,673	$482,632	$982,132	$850,125
Gain on loans held for sale, net	38,836	36,478	82,823	44,650
Other revenues	22,565	25,702	39,380	56,303
Total revenue	553,074	544,812	1,104,335	951,078

Operating expenses
Compensation and benefits	110,602	117,999	216,239	212,625
Amortization of mortgage servicing rights	63,198	70,369	125,292	118,252
Servicing and origination	35,787	31,888	79,734	55,504
Technology and communications	39,997	33,877	76,973	63,889
Professional services	30,643	66,652	52,041	80,138
Occupancy and equipment	25,756	25,596	57,807	43,845
Other operating expenses	39,480	28,415	86,571	44,177
Total operating expenses	345,463	374,796	694,657	618,430

Income from operations	207,611	170,016	409,678	332,648

Other income (expense)
Interest expense	(136,207)	(113,220)	(276,080)	(202,679)
Gain (loss) on debt redemption	356	3,192	2,609	(13,838)
Other, net	5,417	14,170	12,673	13,319
Total other expense, net	(130,434)	(95,858)	(260,798)	(203,198)

Income before income taxes	77,177	74,158	148,880	129,450
Income tax expense	10,165	8,496	21,382	14,879
Net income	67,012	65,662	127,498	114,571
Net income attributable to non-controlling interests	(57)	—	(42)	—
Net income attributable to Ocwen stockholders	66,955	65,662	127,456	114,571
Preferred stock dividends	(582)	(1,519)	(1,163)	(3,004)
Deemed dividends related to beneficial conversion feature of preferred stock	(415)	(1,086)	(831)	(2,172)
Net income attributable to Ocwen common stockholders	$65,958	$63,057	$125,462	$109,395

Earnings per share attributable to Ocwen common stockholders
Basic	$0.49	$0.46	$0.93	$0.81
Diluted	$0.48	$0.45	$0.91	$0.78

Weighted average common shares outstanding
Basic	134,221,668	135,690,264	134,724,905	135,664,242
Diluted	137,705,793	144,721,047	138,423,012	139,591,958

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Net income	$67,012	$65,662	$127,498	$114,571

Other comprehensive income (loss), net of income taxes:
Change in deferred loss on cash flow hedges arising during the year (1)	—	(3,351)	—	(7,473)
Reclassification adjustment for losses on cash flow hedges included in net income (2)	370	1,016	978	1,420
Net change in deferred loss on cash flow hedges	370	(2,335)	978	(6,053)
Other	—	641	2	680
Total other comprehensive income (loss), net of income taxes	370	(1,694)	980	(5,373)

Comprehensive income	67,382	63,968	128,478	109,198
Comprehensive income attributable to non-controlling interests	(57)	—	(42)	—
Comprehensive income attributable to Ocwen stockholders	$67,325	$63,968	$128,436	$109,198

(1)	Net of tax benefit of $2.1 million and $4.9 million for the three and six months ended June 30, 2013, respectively.

(2)
Net of tax expense of $0.6 million for the three months ended June 30, 2013 and $0.2 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively. These losses are reclassified to Other, net in the unaudited Consolidated Statements of Operations. See Note 14 – Derivative Financial Instruments and Hedging Activities for additional information.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2013 (As Restated)	135,176,271	$1,352	$818,427	$1,002,963	$(10,151)	$—	$1,812,591
Net income	—	—	—	127,456	—	42	127,498
Preferred stock dividends ($18.75 per share)	—	—	—	(1,163)	—	—	(1,163)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(831)	—	—	(831)
Repurchase of common stock	(2,663,334)	(27)	(94,580)	—	—	—	(94,607)
Exercise of common stock options	244,000	3	1,036	—	—	—	1,039
Equity-based compensation and other	14,384	—	8,854	—	—	—	8,854
Non-controlling interest in connection with the acquisition of a controlling interest in Ocwen Structured Investments, LLC	—	—	—	—	—	2,526	2,526
Other comprehensive income, net of income taxes	—	—	—	—	980	—	980
Balance at June 30, 2014	132,771,321	$1,328	$733,737	$1,128,425	$(9,171)	$2,568	$1,856,887

Balance at December 31, 2012	135,637,932	$1,356	$911,942	$704,565	$(6,441)	$—	$1,611,422
Net income (As Restated)	—	—	—	114,571	—	—	114,571
Preferred stock dividends ($18.54 per share)	—	—	—	(3,004)	—	—	(3,004)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(2,172)	—	—	(2,172)
Exercise of common stock options	105,029	2	569	—	—	—	571
Equity-based compensation and other	12,031	—	2,886	—	—	—	2,886
Other comprehensive loss, net of income taxes	—	—	—	—	(5,373)	—	(5,373)
Balance at June 30, 2013 (As Restated)	135,754,992	$1,358	$915,397	$813,960	$(11,814)	$—	$1,718,901

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the Six Months Ended June 30,	2014	2013
		(As Restated)
Cash flows from operating activities
Net income	$127,498	$114,571
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage servicing rights	125,292	118,252
Depreciation	10,846	10,455
Provision for bad debts	52,564	12,756
Gain on sale of loans	(82,823)	(44,650)
Realized and unrealized losses on derivative financial instruments	1,539	3,723
(Gain) loss on extinguishment of debt	(2,609)	13,838
Loss (gain) on valuation of mortgage servicing rights, at fair value	11,809	(11,950)
Decrease (increase) in deferred tax assets, net	16,547	(1,968)
Origination and purchase of loans held for sale	(4,501,731)	(5,019,833)
Proceeds from sale and collections of loans held for sale	4,422,560	5,095,388
Changes in assets and liabilities:
Decrease in advances and match funded advances	123,299	429,151
(Increase) decrease in receivables and other assets, net	(1,022)	112,113
(Decrease) increase in other liabilities	(116,971)	45,130
Other, net	23,225	(9,344)
Net cash provided by operating activities	210,023	867,632

Cash flows from investing activities
Cash paid to acquire ResCap Servicing Operations (a component of Residential Capital, LLC)	(54,220)	(2,097,821)
Net cash paid to acquire controlling interest in Ocwen Structured Investments, LLC	(7,833)	—
Net cash paid to acquire Liberty Home Equity Solutions, Inc.	—	(26,568)
Net cash acquired in acquisition of Correspondent One S.A.	—	22,108
Distributions of capital from unconsolidated entities	6,572	1,300
Purchase of mortgage servicing rights, net	(9,749)	(543,621)
Acquisition of advances in connection with the purchase of mortgage servicing rights	(84,373)	(73,523)
Acquisition of advances in connection with the purchase of loans	(60,482)	—
Proceeds from sale of advances and match funded advances	—	1,079,777
Net proceeds from sale of diversified fee-based businesses to Altisource Portfolio Solutions, SA	—	215,700
Origination of loans held for investment – reverse mortgages	(357,104)	(63,029)
Principal payments received on loans held for investment - reverse mortgages	28,601	871
Additions to premises and equipment	(5,092)	(19,413)
Other	1,481	478
Net cash used in investing activities	(542,199)	(1,503,741)

		(As Restated)
Cash flows from financing activities
Repayment of match funded liabilities	(292,297)	(140,913)
Proceeds from other secured borrowings	3,007,709	6,342,432
Repayments of other secured borrowings	(3,139,093)	(5,546,410)
Proceeds from issuance of senior unsecured notes	350,000	—
Payment of debt issuance costs	(6,417)	(24,931)
Proceeds from sale of mortgage servicing rights accounted for as a financing	123,551	162,434
Proceeds from sale of loans accounted for as a financing	381,579	65,938
Proceeds from sale of advances accounted for as a financing	81,828	—
Repurchase of common stock	(94,607)	—
Payment of preferred stock dividends	(1,163)	(3,088)
Other	2,045	264
Net cash provided by financing activities	413,135	855,726

Net increase in cash	80,959	219,617
Cash at beginning of year	178,512	220,130
Cash at end of period	$259,471	$439,747

Supplemental business acquisition information - ResCap (1)
Fair value of assets acquired
Advances	$—	$(1,786,409)
Mortgage servicing rights	—	(401,314)
Deferred tax assets	—	—
Premises and equipment	—	(16,423)
Goodwill	—	(211,419)
Debt service accounts	—	—
Receivables and other assets	—	(2,989)
	—	(2,418,554)
Fair value of liabilities assumed
Accrued expenses and other liabilities	—	74,625
Total consideration	—	(2,343,929)
Amount due to seller (2)	—	246,108
Cash paid	$—	$(2,097,821)

(1)
See Note 3 – Business Acquisitions for information regarding the acquisitions of Ocwen Structured Investments, LLC and Correspondent One S.A. during the three months ended March 31, 2014 and 2013, respectively.

(2)
Amount due to seller includes $54.2 million paid in 2014 for certain mortgage servicing rights and related servicing advances which we were obligated to acquire that were not settled as part of the initial closing.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Dollars in thousands, except per share data and unless otherwise indicated)

Note 1 – Description of Business and Basis of Presentation
Organization
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
In 2013, we completed acquisitions of mortgage servicing rights (MSRs) and servicing advances from, among others, OneWest Bank, FSB (OneWest MSR Transaction) and Ally Bank, a wholly-owned subsidiary of Ally Financial Inc. (Ally), the indirect parent of Residential Capital, LLC (ResCap) (Ally MSR Transaction), and acquisitions of servicing and origination platforms, including Liberty Home Equity Solutions, Inc. (Liberty) through a stock purchase agreement (Liberty Acquisition) and certain assets and operations of ResCap pursuant to a plan under Chapter 11 of the Bankruptcy Code (ResCap Acquisition). See Note 3 – Business Acquisitions and Note 8 – Mortgage Servicing for additional information.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2014. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Amendment 1 to our Annual Report on Form 10-K for the year ended December 31, 2013.
Reclassifications
Within the Assets section of the Consolidated Balance sheet at December 31, 2013, we reclassified Debt service accounts of $129.9 million to Other assets to conform to the current year presentation.
Within the Operating expenses section of the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2013, we reclassified certain expenses related to loans held for sale of $20.1 million and $21.1 million, respectively, from Other operating expenses to Servicing and origination expenses to conform to the current year presentation.
Certain insignificant amounts in the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 have been reclassified to conform to the current year presentation. These reclassifications had no impact on our consolidated cash flows.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the related disclosures in the accompanying notes. Such estimates and assumptions include, but are not limited to, those that relate to fair value measurements, the provision for potential losses that may arise from litigation proceedings, representation and warranty and other indemnification obligations and the valuation of goodwill. In developing estimates and assumptions, management uses all available information; however, actual results could materially differ because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes.

Change in Accounting Estimate
For servicing assets or liabilities that we account for using the amortization method, we amortize the balances in proportion to, and over the period of, estimated net servicing income (if servicing revenues exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). We determine estimated net servicing income using the estimated future balance of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and scheduled loan amortization. We adjust MSR amortization prospectively in response to changes in estimated projections of future cash flows. As a result of the significant growth and change in composition of our servicing portfolio, we determined that the estimated net servicing income has increased, primarily as a result of lower actual prepayment speeds. We accounted for this change in MSR amortization as a change in an accounting estimate beginning January 1, 2014. This change had the effect of reducing amortization expense and increasing both net income and earnings per share in our unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2014 as follows:

	Three Months	Six Months
Reduction in Amortization of mortgage servicing rights	$(21,937)	$(47,935)

Increase in Net income attributable to Ocwen common stockholders	$19,205	$41,960

Increase in Earnings per share attributable to Ocwen common stockholders:
Basic	$0.14	$0.31
Diluted	$0.14	$0.30
Recently Issued Accounting Standards
Accounting for Investments in Qualified Affordable Housing Projects (ASU 2014-01)
In January 2014, the FASB issued ASU 2014-01. The amendments in this ASU permit an entity to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method, if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and while recognizing the net investment performance in the statement of operations as a component of income tax expense (benefit).
ASU 2014-01 will be effective for us on January 1, 2015 with early adoption permitted. We are currently evaluating the effect of adopting this standard effective January 1, 2015, but we do not anticipate that our adoption will have a material impact on our consolidated financial condition or results of operations.
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04)
In January 2014, the FASB issued ASU 2014-04. This ASU clarifies when an in substance repossession or foreclosure occurs such that the loan receivable should be derecognized and the real estate property recognized. An in substance repossession or foreclosure occurs upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.
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
Revenue from Contracts with Customers (ASU 2014-09)
In May 2014, the FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard. Under this new standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should recognize revenue through the following five-step process:
Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.
This standard will also require enhanced disclosures. Qualitative and quantitative information is required regarding (i) contracts with customers-including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations, (ii) significant judgments and changes in judgments-determining the timing of satisfaction of performance obligations and determining the transaction price and amounts allocated to performance obligations and (iii) assets recognized from the costs to obtain or fulfill a contract.
ASU 2014-09 will be effective for us on January 1, 2017. Early application is not permitted. An entity should apply the amendments in this ASU either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect recognized at the date of initial application.
The guidance in this standard does not apply to financial instruments and other contractual rights or obligations within the scope of ASC 860, Transfers and Servicing. We are currently evaluating the effect of adopting this standard.
Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (ASU 2014-11)
In June 2014, the FASB issued ASU 2014-11. The amendments in this ASU require changes in the accounting for repurchase-to-maturity transactions and repurchase to financing arrangements. A repurchase-to-maturity transaction (repurchase agreement that matures at the same time as the transferred financial asset) will now be accounted for as a secured borrowing. For a repurchase financing arrangement (a type of repurchase agreement), a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty will be accounted for separately, which will result in secured borrowing accounting for the repurchase agreement. Transferors will no longer apply the “linked” accounting model.
The amendments in this ASU also include enhanced disclosure requirements. An entity will be required to disclose information about certain transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the same counterparty. An entity also will be required to disclose information about repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings.
The accounting changes in ASU 2014-11 will be effective for us on January 1, 2015. The disclosure requirements for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning January 1, 2015, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning January 1, 2015, and for interim periods beginning after April 1, 2015. Early application for a public business entity is prohibited. We are currently evaluating the effect of adopting this standard, but we do not anticipate that our adoption will have a material impact on our consolidated financial condition or results of operations.
Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12)
In June 2014, the FASB issued ASU 2014-12 to codify a final consensus reached by the EITF at its March 2014 meeting that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition rather than a condition that affects the grant-date fair value.

The provisions of ASU 2014-12 will be effective for us on January 1, 2015 with early adoption permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We are currently evaluating the effect of adopting this standard effective January 1, 2015. We currently do not have any share-based payment awards outstanding that contain performance targets, and therefore we anticipate that our adoption will not have an impact on our consolidated financial condition or results of operations.
Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (ASU 2014-13)
In August 2014, the FASB issued ASU 2014-013. When a reporting entity elects the measurement alternative included in this ASU for a consolidated collateralized financing entity, the reporting entity should measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. A collateralized financing entity is a variable interest entity with no more than nominal equity that holds financial assets and issues beneficial interests in those financial assets; the beneficial interests have contractual recourse only to the related assets of the collateralized financing entity and are classified as financial liabilities.
ASU 2014-13 will be effective for us on January 1, 2016, with early adoption permitted at the beginning of an annual period. An entity can elect to adopt the amendments using either a modified retrospective approach or retrospectively to all relevant prior periods. We are currently evaluating the effect of adopting this standard.
Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (ASU 2014-14)
In August 2014, the FASB issued ASU 2014-014. The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:

1.	The loan has a government guarantee that is not separable from the loan before foreclosure.

2.
At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim.

3.	At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.
Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.
ASU 2014-14 will be effective for us on January 1, 2015. An entity should adopt the amendments using either a prospective transition method or a modified retrospective transition method. We are currently evaluating the effect of adopting this standard.

Note 1A — Restatement of Previously Issued Consolidated Financial Statements
Restatement
Subsequent to the issuance of our Original Form 10-K for the year ended December 31, 2013 and our Original Form 10-Q for the quarter ended March 31, 2014, we determined there was an error in the application of the interest method used to calculate the appropriate allocation between principal and interest in connection with the accounting for a financing liability related to the Rights to MSRs sold to HLSS.  The error relates to the subsequent accounting for the financing liability and does not impact the initial accounting for the sale of Rights to MSRs to HLSS. As a result, the financial amounts noted below have been restated from amounts previously reported.
Other
In the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2013, we revised Gains on loans held for sale, net within the Revenue section and Other, net within the Other income (expense) section from the amounts previously reported to correctly report gains on the sale of certain loans. As a result, certain As Reported amounts noted below have been revised from amounts previously reported.

The following tables summarize the effect of these restatements on our previously reported amounts.

	Consolidated Balance Sheet as of December 31, 2013
	As Reported	Restatement	As Restated
Deferred tax assets, net	$116,558	$(987)	$115,571
Financing liabilities	1,284,229	(17,256)	1,266,973
Retained earnings	986,694	16,269	1,002,963
Total stockholders’ equity	1,796,322	16,269	1,812,591

	Consolidated Statement of Operations for the Three Months Ended June 30, 2013
	As Reported	Restatement	As Restated
Interest expense	$(99,868)	$(13,352)	$(113,220)
Total other expense, net (1)	(67,659)	(28,199)	(95,858)
Income before income taxes	87,510	(13,352)	74,158
Income tax expense	10,789	(2,293)	8,496
Net income	76,721	(11,059)	65,662
Net income attributable to Ocwen stockholders	76,721	(11,059)	65,662
Net income attributable to Ocwen common stockholders	74,116	(11,059)	63,057
Earnings per share attributable to Ocwen common stockholders
Basic	$0.55	$(0.09)	$0.46
Diluted	$0.53	$(0.08)	$0.45

	Consolidated Statement of Operations for the Six Months Ended June 30, 2013
	As Reported	Restatement	As Restated
Interest expense	$(193,284)	$(9,395)	$(202,679)
Total other expense, net (1)	(177,533)	(25,665)	(203,198)
Income before income taxes	138,845	(9,395)	129,450
Income tax expense	16,977	(2,098)	14,879
Net income	121,868	(7,297)	114,571
Net income attributable to Ocwen stockholders	121,868	(7,297)	114,571
Net income attributable to Ocwen common stockholders	116,692	(7,297)	109,395
Earnings per share attributable to Ocwen common stockholders
Basic	$0.86	$(0.05)	$0.81
Diluted	$0.84	$(0.06)	$0.78

(1)
In the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2013, we revised Gains on loans held for sale, net within the Revenue section and Other, net within the Other income (expense) section from the amounts previously reported to correctly report gains on the sale of certain loans. These revisions increased Gains on loans held for sale, net by $14.8 million and $16.3 million for the three and six months ended June 30, 2013, respectively, with a corresponding decrease to Other, net. These revisions did not impact the As Reported Income before income tax or Net income for the periods presented.

	Consolidated Statement of Comprehensive Income for the Three Months Ended June 30, 2013
	As Reported	Restatement	As Restated
Net Income	$76,721	$(11,059)	$65,662
Comprehensive income	75,027	(11,059)	63,968
Comprehensive income attributable to Ocwen stockholders	75,027	(11,059)	63,968

	Consolidated Statement of Comprehensive Income for the Six Months Ended June 30, 2013
	As Reported	Restatement	As Restated
Net Income	$121,868	$(7,297)	$114,571
Comprehensive income	116,495	(7,297)	109,198
Comprehensive income attributable to Ocwen stockholders	116,495	(7,297)	109,198

	Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2013
	As Reported	Restatement	As Restated
Net Income	$121,868	$(7,297)	$114,571

	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2013
	As Reported	Restatement	As Restated
Net income	$121,868	$(7,297)	$114,571
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in deferred tax assets, net	130	(2,098)	(1,968)
Net cash provided by operating activities	877,027	(9,395)	867,632
Repayments of other secured borrowings	(5,555,805)	9,395	(5,546,410)
Net cash provided by financing activities	846,331	9,395	855,726

Note 2 – Securitizations and Variable Interest Entities
We securitize, sell and service forward and reverse residential mortgage loans and regularly transfer financial assets in connection with asset-backed financing arrangements. We have aggregated these securitizations and asset-backed financing arrangements into two groups: (1) securitizations of residential mortgage loans and (2) financings of advances on loans serviced for others.
We have determined that the special purpose entities (SPEs) created in connection with our match funded advance financing facilities are variable interest entities (VIEs) of which we are the primary beneficiary.
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
We report the gain or loss on the transfer of the loans held for sale in Gain on loans held for sale, net in the unaudited Consolidated Statements of Operations along with changes in fair value of the loans and the gain or loss on the related derivatives. See Note 14 – Derivative Financial Instruments and Hedging Activities for information on these derivative financial instruments. We include all changes in loans held for sale and related derivative balances in operating activities in the unaudited Consolidated Statements of Cash Flows.
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding during the three and six months ended June 30:

	Three Months		Six Months
	2014	2013	2014	2013
Proceeds received from securitizations	$1,443,272	$1,887,359	$2,977,523	$4,464,151
Servicing fees collected	9,140	5,290	14,334	6,807
	$1,452,412	$1,892,649	$2,991,857	$4,470,958
In connection with these transfers, we retained MSRs of $9.8 million and $21.4 million and $18.2 million and $46.9 million during the three and six months ended June 30, 2014 and 2013, respectively. We initially record the MSRs at fair value and subsequently account for them at amortized cost. See Note 8 – Mortgage Servicing for information relating to MSRs.
Certain obligations arise from agreements associated with our transfers of loans. Under these agreements, we may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor or insurer for losses incurred due to material breach of contractual representations and warranties. See Note 12 – Other Liabilities for further information.
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss including the unpaid principal balance (UPB) of the transferred loans at the dates indicated:

	June 30, 2014	December 31, 2013
Carrying value of assets:
Mortgage servicing rights, at amortized cost	$70,811	$44,615
Mortgage servicing rights, at fair value	2,987	3,075
Advances and match funded advances	13,262	15,888
Unpaid principal balance of loans transferred (1)	7,819,131	5,641,277
Maximum exposure to loss	$7,906,191	$5,704,855

(1)	The UPB of the loans transferred is the maximum exposure to loss under our standard representations and warranties obligations.
At June 30, 2014 and December 31, 2013, 3.6% and 2.6%, respectively, of the transferred residential loans that we serviced were 60 days or more past due. During the three and six months ended June 30, 2014, there were no charge-offs, net of recoveries, associated with these transferred loans.
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

We have elected to measure the HECMS and HMBS-related borrowings at fair value. The changes in fair value of the HECMs and HMBS-related borrowings are included in Other revenues in our unaudited Consolidated Statements of Operations. Included in net fair value gains on the HECMs and related HMBS borrowings are the interest income that we expect to be collected on the HECMs and the interest expense that we expect to be paid on the HMBS-related borrowings. We report originations and collections of HECMs in investing activities in the unaudited Consolidated Statements of Cash Flows. We report net fair value gains on HECMs and the related HMBS borrowings as an adjustment to the net cash provided by or used in operating activities in the unaudited Consolidated Statements of Cash Flows. Proceeds from securitizations of HECMs and payments on HMBS-related borrowings are included in financing activities in the unaudited Consolidated Statements of Cash Flows.
At June 30, 2014 and December 31, 2013, we had HMBS-related borrowings of $1.0 billion and $615.6 million and HECMs pledged as collateral to the pools of $1.1 billion and $618.0 million, respectively. See Note 4 – Fair Value for a reconciliation of the changes in fair value of HECMs and HMBS-related borrowings.
Financings of Advances on Loans Serviced for Others
Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We consolidate these SPEs because Ocwen is the primary beneficiary of the SPE. These SPEs issue debt supported by collections on the transferred advances.
We make these transfers under the terms of our advance facility agreements. We classify the transferred advances on our unaudited Consolidated Balance Sheets as Match funded advances and the related liabilities as Match funded liabilities. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by these entities can look only to the assets of the SPE for satisfaction of the debt and have no recourse against Ocwen. However, Ocwen and OLS have guaranteed the payment of the obligations under the securitization documents of one of the entities. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period in December 2014. The entity to which this guarantee applies had $17.7 million of notes outstanding at June 30, 2014. The assets and liabilities of the advance financing SPEs are comprised solely of Match funded advances, Debt service accounts, Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation.
See Note 7 – Match Funded Advances, Note 10 – Other Assets and Note 11 – Borrowings for additional information.

Note 3 – Business Acquisitions
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
The purchase price allocations provided below for our business acquisitions are based on the estimated fair value of the acquired receivables, loans, advances, MSRs and the assumed debt in a manner consistent with the methodology described in Note 4 – Fair Value. Premises and equipment were initially valued based on the “in-use” valuation premise, where the fair value of an asset is based on the highest and best use of the asset that would provide maximum value to market participants principally through its use with other assets as a group. Other assets and liabilities expected to have a short life were valued at the face value of the specific assets and liabilities purchased, including receivables, prepaid expenses, accounts payable and accrued expenses.
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

ResCap Acquisition
We completed the ResCap Acquisition on February 15, 2013. We acquired MSRs related to conventional (i.e., conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans), government insured (loans insured by FHA or VA) and non-Agency residential forward mortgage loans (commonly referred to as non-prime, subprime or private-label loans) with a UPB of $111.2 billion and master servicing agreements with a UPB of $44.9 billion. The ResCap Acquisition included advances and elements of the servicing platform related to the acquired MSRs, as well as certain diversified fee-based business operations that included recovery, title and closing services. We also assumed subservicing contracts with a UPB of $27.0 billion. Under the terms of the ResCap Acquisition, we were obligated to acquire certain servicing rights and subservicing agreements that were not settled as part of the initial closing on February 15, 2013 as a result of objections raised in connection with the sale. We purchased these MSRs and assumed the subservicing contracts from ResCap when such consents and approvals were obtained. We completed subsequent settlements and purchased additional MSRs, as objections were resolved.
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
Post-Acquisition Results of Operations
The following table presents the revenue and earnings of the ResCap operations that are included in our unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2013 (from the acquisition date of February 15, 2013):

	Three Months	Six Months
Revenues	$193,596	$266,636
Net income	$43,646	$58,525

Pro Forma Results of Operations
The following table presents unaudited supplemental pro forma information for Ocwen for the six months ended June 30, 2013 as if the ResCap Acquisition occurred on January 1, 2012. Pro forma adjustments include:

•	conforming servicing revenues to the revenue recognition policies followed by Ocwen;

•	conforming the accounting for MSRs to the valuation and amortization policies of Ocwen;

•
adjusting interest expense to eliminate the pre-acquisition interest expense of ResCap and to recognize interest expense as if the acquisition-related debt of Ocwen had been outstanding at January 1, 2012; and

•	reporting acquisition-related charges for professional services as if they had been incurred in 2012 rather than 2013.

Revenues	$987,623
Net income	$106,649
Other Acquisitions
Correspondent One S.A. (Correspondent One)
On March 31, 2013, we increased our ownership in Correspondent One, an entity formed with Altisource in March 2011, from 49% to 100%. Correspondent One facilitated the purchase of conventional and government insured residential mortgages from approved mortgage originators and resold the mortgages to secondary market investors. We acquired the shares of Correspondent One held by Altisource (49% interest) for $12.6 million and acquired the remaining shares held by an unrelated entity for $0.9 million. We accounted for this transaction as an acquisition and recognized the assets acquired and liabilities assumed at their fair values as of the acquisition date. The acquired net assets were $26.3 million and consisted primarily of cash ($23.0 million) and residential mortgage loans ($1.1 million). We remeasured our previously held investment, which we accounted for using the equity method, at fair value and recognized a loss of $0.4 million. We did not recognize goodwill in connection with this acquisition. Correspondent One is not material to our financial condition, results of operations or cash flows.
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

Facility Closure Costs
We have incurred employee termination benefits, primarily consisting of severance and Worker Adjustment and Retraining Notification Act compensation, and lease termination costs for the closure of leased facilities in connection with our business acquisitions. The following table provides a reconciliation of the beginning and ending liability balances for these termination costs for the six months ended June 30, 2014:

	Employee termination benefits	Lease termination costs	Total
Liability balance as at December 31, 2013	$4,816	$2,454	$7,270
Additions charged to operations (1)	15,039	713	15,752
Amortization of discount	—	77	77
Payments	(17,215)	(682)	(17,897)
Liability balance as at June 30, 2014 (2)	$2,640	$2,562	$5,202

(1)
Of the additions charged to operations during the period, $14.6 million was recognized in the Servicing segment, $(0.1) million was recognized in the Lending segment and the remaining $1.3 million was recognized in the Corporate Items and Other segment. Charges related to employee termination benefits and lease termination benefits are reported in Compensation and benefits expense and Occupancy and equipment expense, respectively, in the unaudited Consolidated Statements of Operations. The liabilities are included in Other liabilities in the unaudited Consolidated Balance Sheet.

(2)	We expect the remaining liability for employee termination benefits at June 30, 2014 to be settled in late 2014 or early 2015.

Note 4 – Fair Value
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

The carrying amounts and the estimated fair values of our financial instruments and our nonfinancial assets measured at fair value on a recurring or non-recurring basis are as follows at the dates indicated:

		June 30, 2014		December 31, 2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$410,335	$410,335	$503,753	$503,753
Loans held for sale, at lower of cost or fair value (b)	3	91,508	91,508	62,907	62,907
Total Loans held for sale		$501,843	$501,843	$566,660	$566,660
Loans held for investment - Reverse mortgages, at fair value (a)	3	$1,107,626	$1,107,626	$618,018	$618,018
Advances and match funded advances (c)	3	3,463,386	3,463,386	3,443,215	3,443,215
Receivables, net (c)	3	239,748	239,748	152,516	152,516

Financial liabilities:
Match funded liabilities (c)	3	$2,072,517	$2,072,517	$2,364,814	$2,364,814
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$1,033,712	$1,033,712	$615,576	$615,576
Other (c)	3	829,864	834,657	651,397	651,397
Total Financing liabilities		$1,863,576	$1,868,369	$1,266,973	$1,266,973
Other secured borrowings:
Senior secured term loan (c)	3	$1,279,062	$1,269,171	$1,284,901	$1,270,108
Other (c)	3	406,684	406,684	492,768	492,768
Total Other secured borrowings		$1,685,746	$1,675,855	$1,777,669	$1,762,876

Senior unsecured notes	2	$350,000	$361,375	$—	$—

Derivative financial instruments (a):
IRLCs	2	$10,307	$10,307	$8,433	$8,433
Forward MBS trades	1	(5,710)	(5,710)	6,905	6,905
Interest rate caps	3	97	97	442	442

MSRs:
MSRs, at fair value (a)	3	$104,220	$104,220	$116,029	$116,029
MSRs, at amortized cost (c)	3	1,897,500	2,391,873	1,953,352	2,441,719
Total MSRs		$2,001,720	$2,496,093	$2,069,381	$2,557,748

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Derivative Financial Instruments, net	MSRs	Total
For the three months ended June 30, 2014
Fair value at April 1, 2014	$923,464	$(870,462)	$324	$110,826	$164,152
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	180,445	(154,952)	—	—	25,493
Transfer from loans held for sale, at fair value	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	(14,572)	7,648	—	—	(6,924)
	165,873	(147,304)	—	—	18,569
Total realized and unrealized gains and (losses): (1)
Included in earnings	18,289	(15,946)	(227)	(6,606)	(4,490)
Included in Other comprehensive income (loss)	—	—	—	—	—
	18,289	(15,946)	(227)	(6,606)	(4,490)
Transfers in and / or out of Level 3	—	—	—	—	—
Fair value at June 30, 2014	$1,107,626	$(1,033,712)	$97	$104,220	$178,231

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Derivative Financial Instruments, net	MSRs	Total
For the three months ended June 30, 2013
Fair value at April 1, 2013	$—	$—	$(18,635)	$84,534	$65,899
Purchases, issuances, sales and settlements:
Purchases	10,251	(10,179)	—	—	72
Issuances	63,029	(65,938)	—	—	(2,909)
Sales	—	—	24,156	—	24,156
Settlements	(871)	867	(1,375)	—	(1,379)
	72,409	(75,250)	22,781	—	19,940
Total realized and unrealized gains and (losses): (1)
Included in earnings	4,240	1,609	1,469	12,629	19,947
Included in Other comprehensive income (loss)	—	—	(5,439)	—	(5,439)
	4,240	1,609	(3,970)	12,629	14,508
Transfers in and / or out of Level 3	—	—	—	—	—
Fair value at June 30, 2013	$76,649	$(73,641)	$176	$97,163	$100,347

(1)
Total net gains (losses) attributable to derivative financial instruments still held at June 30, 2014 and June 30, 2013 were $(0.2) million and $0.1 million, respectively, for the three months ended June 30, 2014 and 2013.

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Derivative Financial Instruments, net	MSRs	Total
For the six months ended June 30, 2014
Fair value at January 1, 2014	$618,018	$(615,576)	$442	$116,029	$118,913
Purchases, issuances, sales and settlements:
Purchases	—	—	23	—	23
Issuances	357,104	(381,579)	—	—	(24,475)
Transfer from loans held for sale, at fair value	110,874	—	—	—	110,874
Sales	—	—	—	—	—
Settlements	(28,601)	13,035	—	—	(15,566)
	439,377	(368,544)	23	—	70,856
Total realized and unrealized gains and (losses): (2)
Included in earnings	50,231	(49,592)	(368)	(11,809)	(11,538)
Included in Other comprehensive income (loss)	—	—	—	—	—
	50,231	(49,592)	(368)	(11,809)	(11,538)
Transfers in and / or out of Level 3	—	—	—	—	—
Fair value at June 30, 2014	$1,107,626	$(1,033,712)	$97	$104,220	$178,231

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Derivative Financial Instruments, net	MSRs	Total
For the six months ended June 30, 2013
Fair value at January 1, 2013	$—	$—	$(10,668)	$85,213	$74,545
Purchases, issuances, sales and settlements:
Purchases	10,251	(10,179)	—	—	72
Issuances	63,029	(65,938)	—	—	(2,909)
Sales	—	—	24,156	—	24,156
Settlements	(871)	867	(1,066)	—	(1,070)
	72,409	(75,250)	23,090	—	20,249
Total realized and unrealized gains and (losses):
Included in earnings	4,240	1,609	117	11,950	17,916
Included in Other comprehensive income (loss)	—	—	(12,363)	—	(12,363)
	4,240	1,609	(12,246)	11,950	5,553
Transfers in and / or out of Level 3	—	—	—	—	—
Fair value at June 30, 2013	$76,649	$(73,641)	$176	$97,163	$100,347

(2)	Total losses attributable to derivative financial instruments still held at June 30, 2014 were $0.4 million for the six months ended June 30, 2014.
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
The more significant assumptions used in the June 30, 2014 valuation include:

•	Life in years ranging from 6.71 to 10.55 (weighted average of 6.92);

•	Conditional repayment rate ranging from 4.80% to 53.75% (weighted average of 19.21%); and

•	Discount rate of 3.29%.
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
The more significant assumptions used in the June 30, 2014 valuation of our MSRs carried at amortized cost include:

•	Prepayment speeds ranging from 7.00% to 18.37% (weighted average of 13.83%) depending on loan type;

•	Delinquency rates ranging from 7.97% to 32.30% (weighted average of 16.89%) depending on loan type;

•	Interest rate of 1-month LIBOR plus a range of 0.00% to 3.50% for computing the cost of financing servicing advances;

•	Interest rate of 1-month LIBOR for computing float earnings; and

•	Discount rates ranging from 9.42% to 15.27% (weighted average of 10.92%).
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
The primary assumptions used in the June 30, 2014 valuation include an 8.82% weighted average constant prepayment rate and a discount rate equal to 1-Month LIBOR plus 9.01%.
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
Borrowings
Match Funded Liabilities
For match funded liabilities that bear interest at a rate that is adjusted regularly based on a market index, the carrying value approximates fair value. For match funded liabilities that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. We estimate principal repayments of match funded liabilities during the amortization period based on our historical advance collection rates and taking into consideration any plans to refinance the notes. At June 30, 2014, the interest on all borrowings under match funded facilities was based on a variable rate adjusted regularly using a market index, and therefore, the carrying value approximates fair value.
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
The more significant assumptions used in the June 30, 2014 valuation include:

•	Life in years ranging from 5.09 to 9.40 (weighted average of 5.64);

•	Conditional repayment rate ranging from 4.80% to 53.75% (weighted average of 19.21%); and

•	Discount rate of 2.37%.
Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.
Financing Liabilities
MSRs Pledged
We periodically sell rights to receive servicing fees, excluding ancillary income, with respect to certain MSRs (Rights to MSRs) and the related servicing advances to Home Loan Servicing Solutions, Ltd. and its wholly owned subsidiary, HLSS Holdings, LLC (collectively HLSS) in transactions we refer to as the HLSS Transactions. Because we have retained legal title to the MSRs, the sales of Rights to MSRs are accounted for as financings. We initially establish the value of the Financing Liability - MSRs Pledged based on the price at which the Rights to MSRs are sold to HLSS. Thereafter, the carrying value of the Financing Liability - MSRs pledged is adjusted from time to time to reflect changes in the net present value of the estimated future cash flows of the underlying MSRs. Since these cash flows are ceded to HLSS as part of the HLSS Transactions, the future cash flows of the underlying MSRs also represent the future payments to HLSS of principal and interest on the Financing Liability - MSRs Pledged. As a result, the net present value of the future cash flows related to the underlying MSRs also represent the net present value of the principal and interest payments to be made on the Financing Liability - MSRs Pledged. The net present value of these future cash flows represents the fair value of the Financing Liability - MSRs Pledged.
Secured Notes
We issued Ocwen Asset Servicing Income Series (OASIS), Series 2014-1 Notes secured by Ocwen-owned MSRs relating to Freddie Mac mortgages. We accounted for this transaction as a financing. We determine the fair value based on bid prices provided by third parties involved in the issuance and placement of the notes.
Other Secured Borrowings
The carrying value of secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. For the SSTL, we used a discount rate of 5.49% and the repayment schedule specified in the loan agreement to determine fair value at June 30, 2014.
Senior Unsecured Notes
We base the fair value on quoted prices in markets with limited trading activity.
Derivative Financial Instruments
Interest rate lock commitments (IRLCs) represent an agreement to purchase loans from a third-party originator, an agreement to extend credit to a mortgage applicant (locked pipeline), whereby the interest rate is set prior to funding. IRLCs are classified within Level 2 of the valuation hierarchy as the primary component of the price is obtained from observable values of mortgage forwards for loans of similar terms and characteristics. Fair value amounts of IRLCs are adjusted for expected “fallout” (locked pipeline loans not expected to close) using models that consider cumulative historical fallout rates and other factors.
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
See Note 14 – Derivative Financial Instruments and Hedging Activities for additional information regarding derivative financial instruments.

Note 5 – Loans Held for Sale
Loans Held for Sale - Fair Value
Loans held for sale, at fair value, represent residential forward and reverse mortgage loans originated or purchased and held until sold to secondary market investors, such as GSEs or other third parties. The following table summarizes the activity in the balance of Loans held for sale, at fair value, during the six months ended June 30:

	2014	2013
Beginning balance	$503,753	$426,480
Originations and purchases	2,636,800	4,511,255
Proceeds from sales	(2,649,366)	(4,526,875)
Transfers to loans held for investment - reverse mortgages	(110,874)	—
Gain (loss) on sale of loans	29,735	(37,794)
Other	287	(11,922)
Ending balance	$410,335	$361,144
At June 30, 2014, Loans held for sale, at fair value with a UPB of $331.7 million were pledged to secure warehouse lines of credit in our Lending segment. See Note 11 – Borrowings for additional information regarding these facilities.
Loans Held for Sale - Lower of Cost or Fair Value
Loans held for sale, at lower of cost or fair value, include residential loans that we do not intend to hold to maturity. The following table summarizes the activity in the balance of Loans held for sale, at lower of cost or fair value, during the six months ended June 30:

	2014	2013
Beginning balance	$62,907	$82,866
Purchases	1,864,931	567,437
Proceeds from sales	(1,574,715)	(356,060)
Principal payments	(191,870)	(212,936)
Transfers to accounts receivable	(79,808)	(60,441)
Gain on sale of loans	22,570	16,169
Increase in valuation allowance	(14,380)	(2,277)
Other	1,873	(771)
Ending balance	$91,508	$33,987
The balances at June 30, 2014 and June 30, 2013 are net of valuation allowances of $45.3 million and $19.4 million, respectively. At June 30, 2014, Loans held for sale, at lower of cost or fair value with a UPB of $22.5 million were pledged to secure a warehouse line of credit in our Servicing segment. See Note 11 – Borrowings for additional information regarding this facility.
The balances at June 30, 2014 and June 30, 2013 include $44.2 million and $14.1 million, respectively, of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations as part of our servicing obligations. Repurchased loans are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.
On March 3, 2014, we purchased delinquent FHA-insured loans with a UPB of $549.4 million out of Ginnie Mae securities under the terms of a conditional repurchase option whereby as servicer we have the right, but not the obligation, to repurchase delinquent loans at par plus delinquent interest (the Ginnie Mae early buy-out (EBO) program). Immediately after their purchase, we sold the loans (the Ginnie Mae EBO Loans) and related advances to HLSS Mortgage for $612.3 million ($556.4 million for the Ginnie Mae EBO Loans and $55.7 million for the servicing advances). We recognized a gain of $7.2 million on the sale of the loans.
On May 1, 2014, we purchased a second group of delinquent FHA-insured loans with a UPB of $451.0 million through the Ginnie Mae EBO program for $479.6 million, including delinquent interest. On May 2, 2014, we sold the Ginnie Mae EBO Loans to an unrelated third party for $462.5 million and recognized a gain of $1.3 million, including the value assigned to the retained MSRs. Separately, we sold $20.2 million of the advances related to these loans to HLSS SEZ LP .

The sales of advances to HLSS Mortgage and to HLSS SEZ LP did not qualify for sales treatment and were accounted for as a financing. See Note 11 – Borrowings for additional information. We refer to the purchase and sale of the Ginnie Mae EBO Loans and the sale of the related advances to HLSS Mortgage and HLSS SEZ LP as the Ginnie Mae EBO Transactions.
Gain on Loans Held for Sale, Net
The following table summarizes the activity in Gain on loans held for sale, net, during the three and six months ended June 30:

	Three Months		Six Months
	2014	2013	2014	2013
Gain on sales of loans	$48,539	$25,026	$103,501	$25,368
Change in fair value of IRLCs	887	(11,757)	1,874	(12,994)
Change in fair value of loans held for sale	7,184	(5,216)	9,015	(5,656)
Gain (loss) on economic hedge instruments	(17,428)	28,814	(31,038)	39,003
Other	(346)	(389)	(529)	(1,071)
	$38,836	$36,478	$82,823	$44,650
Gains on loans held for sale, net include $9.8 million and $18.2 million for the three months ended June 30, 2014 and 2013, respectively, and $21.4 million and $46.9 million for the six months ended June 30, 2014 and 2013, respectively, representing the value assigned to MSRs retained on transfers of forward loans.
Also included in Gains on loans held for sale, net are gains of $17.9 million and $40.7 million recorded during the three and six months ended June 30, 2014, respectively, on sales of repurchased Ginnie Mae loans which are carried at the lower of cost or fair value. For the three and six months ended June 30, 2013, gains on sales of repurchased Ginnie Mae loans were $14.8 million and $16.3 million, respectively.
Fair value gains recognized in connection with sales of reverse mortgages into Ginnie Mae guaranteed securitizations are also included in Gains on loans held for sale, net and amounted to $14.8 million and $31.0 million for the three and six months ended June 30, 2014, respectively. Fair value gains for the three months ended June 30, 2013 were $6.2 million.

Note 6 – Advances
Advances, net, representing payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	June 30, 2014	December 31, 2013
Servicing:
Principal and interest	$194,320	$141,307
Taxes and insurance	434,800	477,039
Foreclosures, bankruptcy and other	311,455	268,053
	940,575	886,399
Corporate Items and Other	5,234	4,433
	$945,809	$890,832
The following table summarizes the activity in advances for the six months ended June 30:

	2014	2013
Beginning balance	$890,832	$184,463
Acquisitions (1)	99,318	267,852
Transfers to match funded advances	(10,156)	—
Sales of advances to HLSS (2)	—	(61,673)
New advances, net of collections	(34,185)	86,215
Ending balance	$945,809	$476,857

(1)
Servicing advances acquired through business acquisitions and asset acquisitions, primarily in connection with the acquisition of MSRs. See Note 3 – Business Acquisitions, Note 5 – Loans Held for Sale and Note 8 – Mortgage Servicing for additional information.

(2)
We periodically sell Rights to MSRs and the related servicing advances to HLSS. The related advance sales generally meet the requirements for sale accounting and are derecognized from our financial statements at the time of the sale. In connection with the Ginnie Mae EBO Transactions completed during 2014, we transferred advances related to certain FHA-insured mortgage loans to HLSS Mortgage and HLSS SEZ LP in transactions which did not qualify as sales for accounting purposes. See Note 4 – Fair Value and Note 5 – Loans Held for Sale for additional information.

Note 7 – Match Funded Advances
Match funded advances on residential loans we service for others are comprised of the following at the dates indicated:

	June 30, 2014	December 31, 2013
Principal and interest	$1,493,856	$1,497,649
Taxes and insurance	807,129	830,113
Foreclosures, bankruptcy, real estate and other	216,592	224,621
	$2,517,577	$2,552,383
The following table summarizes the activity in match funded advances for the six months ended June 30:

	2014	2013
Beginning balance	$2,552,383	$3,049,244
Acquisitions (1)	85,521	1,448,371
Transfers from advances	10,156	—
Sales of advances to HLSS (2)	—	(1,018,104)
Collections, net of new advances	(130,483)	(519,187)
Ending balance	$2,517,577	$2,960,324

(1)
Servicing advances acquired in connection with the acquisitions of MSRs through business acquisitions and asset acquisitions. See Note 3 – Business Acquisitions and Note 8 – Mortgage Servicing for additional information.

(2)	See Note 6 – Advances for additional information.

Note 8 – Mortgage Servicing
Mortgage Servicing Rights – Amortization Method
The following tables summarize the activity in the carrying value of amortization method servicing assets for the six months ended June 30:

	2014	2013
Beginning balance	$1,953,352	$678,937
Additions recognized in connection with business acquisitions:
OSI (1)	9,008	—
ResCap Acquisition (1)	11,370	393,891
Liberty Acquisition (1)	—	2,532
Additions recognized in connection with asset acquisitions:
Ally MSR Transaction	—	679,974
OneWest MSR Transaction (2)	1,516	—
Greenpoint MSR Transaction (3)	3,689	—
Other	4,489	2,422
Additions recognized on the sale of mortgage loans	39,802	46,892
Servicing transfers and adjustments	(434)	1,970
Amortization (4)	(125,292)	(118,580)
Ending balance	$1,897,500	$1,688,038

Estimated fair value at end of period	$2,391,873	$2,269,985

(1)	See Note 3 – Business Acquisitions for additional information regarding MSRs recognized in connection with business acquisitions.

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

(4)
In the unaudited Consolidated Statements of Operations, Amortization of mortgage servicing rights is reported net of the amortization of servicing liabilities and includes the amount of charges we recognized to increase servicing liability obligations, if any.

As disclosed in Note 4 – Fair Value, we have sold certain Rights to MSRs as part of the HLSS Transactions which did not qualify as sales for accounting purposes. In addition, on February 26, 2014, we issued $123.6 million of OASIS Series 2014-1 Notes secured by Ocwen-owned MSRs relating to Freddie Mac mortgages of $11.8 billion UPB. We accounted for this transaction as a financing. See Note 11 – Borrowings for additional information.
Mortgage Servicing Rights—Fair Value Measurement Method
This portfolio comprises servicing rights for which we elected the fair value option and includes Agency forward residential mortgage loans for which we previously hedged the related market risks.
The following table summarizes the activity related to fair value servicing assets for the six months ended June 30:

	2014	2013
Beginning balance	$116,029	$85,213
Changes in fair value (1):
Changes in assumptions	(9,014)	20,680
Realization of cash flows and other changes	(2,795)	(8,730)
Ending balance	$104,220	$97,163

(1)	Changes in fair value are recognized in Servicing and origination expense in the unaudited Consolidated Statements of Operations.

Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of June 30, 2014 given hypothetical instantaneous parallel shifts in the yield curve:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(8,680)	$(16,967)
Discount rate (Option-adjusted spread)	$(4,138)	$(7,979)

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

	Residential	Commercial	Total
UPB at June 30, 2014
Servicing (1)	$379,570,649	$—	$379,570,649
Subservicing	55,549,199	286,546	55,835,745
	$435,119,848	$286,546	$435,406,394
UPB at December 31, 2013
Servicing (1)	$397,546,635	$—	$397,546,635
Subservicing	67,104,697	400,502	67,505,199
	$464,651,332	$400,502	$465,051,834
UPB at June 30, 2013
Servicing (1)	$344,173,439	$—	$344,173,439
Subservicing	92,081,944	452,042	92,533,986
	$436,255,383	$452,042	$436,707,425

(1)
Includes primary servicing UPB of $166.1 billion, $175.1 billion and $99.8 billion at June 30, 2014, December 31, 2013 and June 30, 2013, respectively, for which the Rights to MSRs have been sold to HLSS.

Residential assets serviced includes foreclosed real estate. Residential assets serviced also includes small-balance commercial assets with a UPB of $2.4 billion, $2.6 billion and $1.9 billion at June 30, 2014, December 31, 2013 and June 30, 2013, respectively, that are managed using the REALServicing® platform. Commercial assets consist of large-balance foreclosed real estate.

Servicing Revenue
The following table presents the components of servicing and subservicing fees for the three and six months ended June 30:

	Three Months		Six Months
	2014	2013	2014	2013
Loan servicing and subservicing fees:
Servicing	$355,665	$318,149	$707,487	$551,620
Subservicing	30,609	45,590	64,334	80,147
	386,274	363,739	771,821	631,767
Home Affordable Modification Program (HAMP) fees	36,657	38,051	73,356	78,198
Late charges	32,533	29,589	69,368	55,485
Loan collection fees	8,624	7,755	16,918	14,137
Custodial accounts (float earnings)	1,683	2,110	3,404	3,790
Other	25,902	41,388	47,265	66,748
	$491,673	$482,632	$982,132	$850,125
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers, are held in escrow by an unaffiliated bank and are excluded from our balance sheet) amounted to $4.1 billion and $7.6 billion at June 30, 2014 and June 30, 2013, respectively.

Note 9 – Receivables
Receivables consisted of the following at the dates indicated:

	June 30, 2014	December 31, 2013
Servicing:
Due from custodial accounts	$62,106	$2,943
Government-insured loan claims (1)	58,306	54,012
Reimbursable expenses	52,443	35,933
Other servicing receivables	24,041	31,649
	196,896	124,537
Income taxes receivable	27,877	6,369
Due from related parties (2)	9,867	14,553
Other receivables (3)	40,899	24,579
	275,539	170,038
Allowance for losses (1)	(35,791)	(17,522)
	$239,748	$152,516

(1)
The allowance for losses at June 30, 2014 and December 31, 2013 includes $35.7 million and $17.4 million, respectively, related to receivables of our Servicing business. Allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) at June 30, 2014 and December 31, 2013 were $16.4 million and $14.0 million, respectively.

(2)	See Note 18 – Related Party Transactions for additional information.

(3)
The balance at June 30, 2014 and December 31, 2013 includes $23.9 million and $13.6 million, respectively, related to losses expected to be indemnified under the terms of the merger agreement entered into in connection with the acquisition of Homeward.

Note 10 – Other Assets
Other assets consisted of the following at the dates indicated:

	June 30, 2014	December 31, 2013
Debt service accounts (1)	$79,950	$129,897
Prepaid lender fees and debt issuance costs, net	35,683	31,481
Prepaid income taxes	25,693	20,585
Purchase price deposit (2)	25,000	10,000
Prepaid expenses	15,271	16,132
Derivatives, at fair value (3)	10,336	15,494
Contingent assets - ResCap Acquisition (4)	—	51,932
Investment in unconsolidated entities (5)	—	11,771
Other	32,153	21,851
	$224,086	$309,143

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

(2)
The balance at December 31, 2013 represents an initial cash deposit that we made in connection with the agreement we entered into on December 20, 2013 to acquire MSRs and related advances from Wells Fargo Bank, N.A. This deposit, along with an additional deposit of $15.0 million that we made in January 2014, is being held in an escrow account pending the transaction closing. See Note 20 – Commitments and Contingencies for additional information on this transaction.

(3)	See Note 14 – Derivative Financial Instruments and Hedging Activities for additional information regarding derivatives.

(4)
As disclosed in Note 3 – Business Acquisitions, the purchase of certain MSRs and related advances from ResCap was not complete on the date of acquisition pending the receipt of certain consents and court approvals. We recorded a contingent asset effective on the date of the acquisition until we subsequently obtained the required consents and approvals for the MSRs and paid the additional purchase price.

(5)
The balance at December 31, 2013 includes an investment of $5.1 million in OSI and an investment of $6.6 million in PowerLink Settlement Services, LP and related entities. As disclosed in Note 3 – Business Acquisitions, we increased our ownership from 26.00% to 87.35% on January 31, 2014. Effective on that date, we began including the accounts of OSI in our consolidated financial statements and eliminated our current investment in consolidation. In June 2014, we received proceeds from the dissolution of PowerLink Settlement Services, LP equal to our investment.

Note 11 – Borrowings
Match Funded Liabilities
Match funded liabilities are comprised of the following at the dates indicated:

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	June 30, 2014	December 31, 2013
Advance Receivable Backed Notes Series 2012-ADV1	1ML (4) + 175 bps	Jun. 2017	Jun. 2015	$221,213	$253,787	$417,388
Advance Receivable Backed Note	1ML + 300 bps	Dec. 2015	Dec. 2014	32,253	17,747	33,211
2012-Homeward Agency Advance Funding Trust 2012-1 (3)	Cost of Funds + 300 bps	Apr. 2014	Apr. 2014	—	—	21,019
Advance Receivables Backed Notes, Series 2013-VF1, Class A (5)	1ML + 175 bps (6)(10)	Oct. 2044	Oct. 2014	99,508	900,492	1,494,628
Advance Receivables Backed Notes, Series 2013-VF2, Class A (5)	1ML + 167 bps (7)(10)	Oct. 2044	Oct. 2014	47,909	435,803	385,645
Advance Receivables Backed Notes, Series 2013-VF2, Class B (5)	1ML + 425 bps (8)(10)	Oct. 2044	Oct. 2014	1,846	14,442	12,923
Advance Receivables Backed Notes - Series 2014-VF3, Class A (9)	1ML + 175 bps (9)(10)	Oct. 2044	Oct. 2014	49,754	450,246	—
				$452,483	$2,072,517	$2,364,814

Weighted average interest rate					1.92%	2.08%

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

(2)
Borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At June 30, 2014, none of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged.

(3)	Advance facility assumed as part of the acquisition of Homeward. This facility was terminated on April 16, 2014, and the advances pledged to the facility were transferred to another facility.

(4)	1-Month LIBOR (1ML) was 0.16% and 0.17% at June 30, 2014 and December 31, 2013, respectively.

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

(10)	On July 15, 2014, the lenders agreed to waive the increase in interest margin scheduled for July 15. Subsequent scheduled increases in margin remain in effect.

Financing Liabilities
Financing liabilities are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	June 30, 2014	December 31, 2013
Servicing:
Financing liability – MSRs pledged	MSRs	(1)	(1)	$629,579	$633,804
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (2)	MSRs	(2)	Feb. 2028	118,551	—
Financing Liability – Advances Pledged (3)	Advances on loans	(3)	(3)	81,734	—
				829,864	633,804

Lending:
Financing liability - MSRs pledged (4)	MSRs	(4)	(4)	—	17,593
HMBS-related borrowings (5)	Loans held for investment (LHFI)	1ML + 245 bps	(5)	1,033,712	615,576
				1,033,712	633,169

				$1,863,576	$1,266,973

(1)
The HLSS Transaction financing liabilities have no contractual maturity but are amortized over the estimated life of the transferred Rights to MSRs using the interest method with the servicing income that is remitted to HLSS representing payments of principal and interest. For purposes of applying the interest method, the balance of the liability is reduced each month based on the change in the present value of the estimated future cash flows underlying the related MSRs. As discussed in Note 1A — Restatement of Previously Issued Consolidated Financial Statements , we are restating our previously issued audited Consolidated Balance Sheet as of December 31, 2013 as restated on Form 10-K/A and our previously reported consolidated operating results for the three and six months ended June 30, 2013 to correct an error in applying the interest method to financing liabilities in connection with Rights to MSRs sold to HLSS. The balance of the HLSS Transaction financing liabilities at December 31, 2013 has been restated.

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

(3)
Certain advances were sold to HLSS Mortgage and HLSS SEZ LP on March 4, 2014 and May 2, 2014, respectively. These sales of advances did not qualify for sales accounting treatment and were accounted for as a financing. See Note 5 – Loans Held for Sale for additional information.

(4)
Sales of MSRs to a third party were accounted for as a financing. The financing liability was being amortized using the interest method with the servicing income that was remitted to the purchaser representing payments of principal and interest. In April 2014, we derecognized the remaining liability related to this MSR sale. During 2014, we recognized a gain of $2.6 million on the extinguishment of the financing liability.

(5)
Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid. See Note 2 – Securitizations and Variable Interest Entities for additional information.

Other Secured Borrowings
Other secured borrowings are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	Available Borrowing Capacity	June 30, 2014	December 31, 2013
Servicing:
SSTL (1)	(1)	1-Month Euro-dollar rate + 375 bps with a Eurodollar floor of 125 bps (1)	Feb. 2018	$—	$1,283,750	$1,290,250
Promissory note (2)	MSRs	1ML + 350 bps	May 2017	—	—	15,529
Repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Jun. 2015	28,281	21,719	17,507
				28,281	1,305,469	1,323,286

Lending:
Master repurchase agreement	LHFS	1ML + 175 bps	Apr. 2015	127,675	172,325	105,659
Participation agreement (4)	LHFS	N/A	May 2015	—	51,196	81,268
Master repurchase agreement	LHFS	1ML + 175 - 275 bps	Sep. 2014	106,370	43,630	91,990
Master repurchase agreement	LHFS	1ML + 175 - 200 bps	Nov. 2014	245,763	54,237	89,836
Master repurchase agreement	LHFI	1ML + 275bps	Sep. 2014	64,488	35,512	51,975
Mortgage warehouse agreement (5)	LHFI	1ML + 275 bps; floor of 350 bps	Jul. 2014	36,826	23,174	34,292
				581,122	380,074	455,020

Corporate Items and Other:
Securities sold under an agreement to repurchase (6)	Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes	Class A-2 notes: 1ML + 200 bps; Class A-3 notes: 1ML + 300 bps	Monthly	—	4,891	4,712
				609,403	1,690,434	1,783,018
Discount (1)				—	(4,688)	(5,349)
				$609,403	$1,685,746	$1,777,669

Weighted average interest rate					4.91%	4.86%

(1)
This facility had an initial balance of $1.3 billion and was issued with an original issue discount of $6.5 million that we are amortizing over the term of the loan. We are required to repay the principal amount of the borrowings in consecutive quarterly installments of $3.3 million. In addition, we are generally required to use the net cash proceeds (as defined) from any asset sale (as defined) to repay loan principal, subject to a 270-day provision (or, in the case of a sale of MSRs, related servicing advances or other related assets to HLSS, we have a 180-day reinvestment provision and the net cash proceeds must be invested in MSRs or related assets, such as advances). We are also required to make mandatory prepayments in certain circumstances based on our corporate leverage ratio (as defined) if we have positive consolidated excess cash flow (as defined) in any fiscal year. The borrowings are secured by a first priority security interest in substantially all of the assets of Ocwen. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate [the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR)], plus a margin of 2.75% and a base rate floor of 2.25% or (b) the one month Eurodollar rate, plus a margin of 3.75% with a one month Eurodollar floor of 1.25%. To date we have elected option (b) to determine the interest rate.

(2)	This note was repaid in full on February 28, 2014.

(3)	Under this repurchase agreement, the lender provides financing on a committed basis for $50.0 million and, at the discretion of the lender, on an uncommitted basis for an additional $50.0 million.

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

(5)	On July 15, 2014, the maturity date of this facility was extended to August 14, 2014.

(6)
Represents repurchase agreement for Class A-2 and A-3 notes issued by Ocwen Real Estate Asset Liquidating Trust 2007-1 which have a current face value of $22.9 million at June 30, 2014. This agreement has no stated credit limit and lending is determined for each transaction based on the acceptability of the securities presented as collateral.

Senior Unsecured Notes
On May 12, 2014, Ocwen completed the issuance and sale of $350.0 million of its 6.625% Senior Notes due 2019 (the Senior Unsecured Notes) in a private offering. We received net proceeds of $343.8 million from the sale of the Senior Unsecured Notes after deducting underwriting fees and offering expenses. The Senior Unsecured Notes are general senior unsecured obligations of Ocwen and will mature on May 15, 2019. Interest is payable semi-annually on May 15 and November 15. The Senior Unsecured Notes are not guaranteed by any of Ocwen’s subsidiaries.
At any time prior to May 15, 2016, Ocwen may redeem all or a part of the Senior Unsecured Notes, upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 100.0% of the principal amount of the Senior Unsecured Notes redeemed, plus the Applicable Premium as defined in the related indenture agreement (the Indenture), plus accrued and unpaid interest and Additional Interest as defined in the Indenture, if any, on the Senior Unsecured Notes redeemed. The Additional Premium on a Note is the greater of 1% of the principal amount of the Note or the redemption price at May 15, 2016 plus all interest due from the redemption date through May 15, 2016, less the principal amount of the Note. Additional Interest is earned by the Senior Unsecured Notes if the deadline for exchange or registration of the Senior Unsecured Notes is not met and ranges from an initial 0.25% to a maximum 1.0%.
On or after May 15, 2016, Ocwen may redeem all or a part of the Senior Unsecured Notes, upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) specified in the Indenture plus accrued and unpaid interest and Additional Interest, if any. The redemption prices during the twelve-month periods beginning on May 15th of each year are as follows:

Year	Redemption Price
2016	104.969%
2017	103.313%
2018 and thereafter	100.000%
At any time prior to May 15, 2016, Ocwen may, at its option, use the net cash proceeds of one or more Equity Offerings as defined in the Indenture to redeem up to 35% of the principal amount of all Senior Unsecured Notes issued at a redemption price equal to 106.625% of the principal amount of the Senior Unsecured Notes redeemed plus accrued and unpaid interest and Additional Interest, if any, provided that: (i) at least 65% of the principal amount of all Senior Unsecured Notes issued under the Indenture remains outstanding immediately after any such redemption; and (ii) Ocwen makes such redemption not more than 120 days after the consummation of any such Equity Offering.
Upon the occurrence of a change of control as defined in the Indenture, Ocwen is required to make an offer to the holders of the Senior Unsecured Notes to repurchase the Senior Unsecured Notes at a purchase price equal to 101.0% of the principal amount of the Senior Unsecured Notes purchased plus accrued and unpaid interest and Additional Interest, if any. Each holder will have the right to require that the Ocwen purchase all or a portion of the holder’s Senior Unsecured Notes pursuant to the offer.
The Indenture contains various covenants that could, unless certain conditions are met, limit or restrict the ability of Ocwen and its subsidiaries to engage in specified types of transactions. Among other things, these covenants could potentially limit or restrict the ability of Ocwen and its subsidiaries to:

•	incur additional debt or issue preferred stock;

•	pay dividends or make distributions on or purchase equity interests of Ocwen;

•	repurchase or redeem debt that is subordinate to the Senior Unsecured Notes prior to maturity;

•	make investments or other restricted payments;

•	create liens on assets to secure debt of Ocwen or any guarantor of the Senior Unsecured Notes;

•	sell or transfer assets;

•	enter into transactions with “affiliates” (any entity that controls, is controlled by or is under common control with Ocwen or certain of its subsidiaries); and

•	enter into mergers, consolidations, or sales of all or substantially all of Ocwen’s assets.
Many of the restrictive covenants will be suspended if the Senior Unsecured Notes achieve an investment grade rating from both Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Ratings Services (S&P) and no default or event of default, as specified in the Indenture, has occurred and is continuing. However, covenants that are suspended as a result of achieving these ratings will again apply if Moody’s or S&P withdraws its investment grade rating or downgrades the rating assigned to the Senior Unsecured Notes below an investment grade rating.
Ocwen contemporaneously entered into a Registration Rights Agreement under which it agreed for the benefit of the initial purchasers of the Senior Unsecured Notes to use commercially reasonable efforts to file a registration statement and to have the registration statement become effective on or prior to 270 days after the closing of the offering. The registration statement would relate to a registered offer to exchange the Senior Unsecured Notes for other notes (referred to as the exchange notes) that would be issued by Ocwen, would be registered with the SEC and would have substantially identical terms as the Senior Unsecured Notes. If Ocwen is not able to effect the exchange offer, it will instead use commercially reasonable efforts to file and cause to become effective a shelf registration statement relating to resales of the Senior Unsecured Notes.
In connection with our issuance of the Senior Unsecured Notes, we incurred certain costs that we capitalized and are amortizing over the period from the date of issuance to May 15, 2019. The unamortized balance of these issuance costs was $6.1 million at June 30, 2014.
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
Financial covenants in our borrowing agreements require that we maintain consolidated tangible net worth, the most restrictive of which is $630.0 million plus 65% of quarterly net income, without adjustment for quarterly net losses, beginning with the three months ended December 31, 2012. The required consolidated tangible net worth in connection with this agreement was $957.1 million at June 30, 2014. Should we fail to be in compliance with these requirements, remedies include but are not limited to, at the option of the facility provider, termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting the agreement, and other legal remedies. Our lenders can waive their contractual rights in the event of a default. Our borrowing agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. We are in compliance with all of our qualitative and quantitative covenants at the date of these financial statements.

Note 12 – Other Liabilities
Other liabilities were comprised of the following at the dates indicated:

	June 30, 2014	December 31, 2013
Liability for indemnification obligations (1)	$151,680	$192,716
Accrued expenses	105,135	108,870
Payable to loan servicing and subservicing investors	63,396	33,501
Due to related parties (2)	34,314	77,997
Liability for selected tax items	28,659	27,273
Checks held for escheat	20,528	24,392
Liability for certain foreclosure matters (3)	—	66,948
Additional purchase price due seller - ResCap Acquisition (4)	—	54,220
Other	71,272	58,678
	$474,984	$644,595

(1)	See Note 20 – Commitments and Contingencies for additional information.

(2)	See Note 18 – Related Party Transactions for additional information.

(3)	This liability was settled in May 2014. See Note 20 – Commitments and Contingencies for additional information regarding the National Mortgage Settlement.

(4)	See Note 3 – Business Acquisitions for additional information.

Note 13 – Equity
Common Stock
On October 31, 2013, we announced that Ocwen’s Board of Directors had authorized a share repurchase program for an aggregate of up to $500.0 million of Ocwen’s issued and outstanding shares of common stock. Repurchases may be made in open market transactions at prevailing market prices or in privately negotiated transactions. Unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 2016. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period. The repurchase of shares issued in connection with the conversion of our Series A Perpetual Convertible Preferred Stock (the Preferred Shares) is not considered to be part of this repurchase program and, therefore, does not count against the $500.0 million aggregate value limit. During the six months ended June 30, 2014, we completed the repurchase of 2,663,334 shares of common stock in the open market under this program for a total purchase price of $94.6 million. To date through June 30, 2014, we have completed the repurchase of 3,789,041 total shares of common stock under this program for an aggregate purchase price of $154.6 million. See Note 21 – Subsequent Events for information regarding repurchases completed subsequent to June 30, 2014.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCL), net of income taxes, were as follows at the dates indicated:

	June 30, 2014	December 31, 2013
Unrealized losses on cash flow hedges	$9,048	$10,026
Other	123	125
	$9,171	$10,151
See Note 14 – Derivative Financial Instruments and Hedging Activities for the changes in the components of AOCL for the six months ended June 30, 2014 and 2013.

Note 14 – Derivative Financial Instruments and Hedging Activities
Because many of our current derivative agreements are not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreements. We control this risk through credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amount of our contracts does not represent our exposure to credit loss.

The following table summarizes the changes in the notional balances of our holdings of derivatives during the six months ended June 30, 2014:

	IRLCs	Forward MBS Trades	Interest Rate Caps
Beginning notional balance	$751,436	$950,648	$1,868,000
Additions	2,511,371	4,225,373	100,000
Amortization	94,571	—	(221,000)
Maturities	(2,233,309)	(1,887,517)	—
Terminations	(714,928)	(2,389,060)	—
Ending notional balance	$409,141	$899,444	$1,747,000

Fair value of derivative assets (liabilities) at:
June 30, 2014	$10,307	$(5,710)	$97
December 31, 2013	$8,433	$6,905	$442

Maturity	July 2014 - Oct. 2014	July 2014 - Sept. 2014	Nov. 2016
Foreign Currency Exchange Rate Risk Management
We periodically enter into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee on amounts payable to our India subsidiaries. Our operations in Uruguay and the Philippines also expose us to foreign currency exchange rate risk, but we currently consider this risk to be insignificant.
Interest Rate Management
Match Funded Liabilities
We terminated our interest rate swaps on May 31, 2013 primarily because the custodial account float balances, which earn a variable rate of interest, are well in excess of variable rate borrowings under advance facilities. The earnings on these deposits reduce our exposure to changes in interest rates. As required by certain of our advance financing arrangements, we have purchased interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates.
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
MSRs, at Fair Value
Effective April 1, 2013, we terminated our hedging program for fair value MSRs. Prior to the termination, we used economic hedges including interest rate swaps, U.S. Treasury futures and forward contracts to minimize the effects of loss in value of these MSRs associated with increased prepayment activity that generally results from declining interest rates.

The following summarizes our open derivative positions at June 30, 2014 and the gains (losses) on all derivatives used in each of the identified hedging programs for the year to date period then ended. None of the derivatives was designated as a hedge for accounting purposes at June 30, 2014:

Purpose	Expiration Date	Notional Amount	Fair Value (1)	Gains / (Losses)	Consolidated Statements of Operations Caption
Hedge the effect of changes in interest rates on interest expense on borrowings
Interest rate caps
Hedge the effect of changes in 1ML on advance funding facilities	Nov. 2016	$1,747,000	$97	$(368)	Other, net
Interest rate risk of mortgage loans held for sale and of IRLCs
Forward MBS trades	July 2014 - Sept. 2014	899,444	(5,710)	(31,038)	Gain on loans held for sale, net
IRLCs	July 2014 - Oct. 2014	409,141	10,307	1,874	Gain on loans held for sale, net
Total derivatives			$4,694	$(29,532)

(1)	Derivatives are reported at fair value in Receivables, Other assets and Other liabilities on our unaudited Consolidated Balance Sheet.
Included in AOCL at June 30, 2014 and June 30, 2013, respectively, were $9.6 million and $19.9 million of deferred unrealized losses, before taxes of $0.5 million and $7.6 million, respectively, on interest rate swaps that we designated as cash flow hedges. Changes in AOCL during the six months ended June 30 were as follows:

	2014	2013
Beginning balance	$10,151	$6,441
Additional net losses on cash flow hedges	—	12,363
Ineffectiveness of cash flow hedges reclassified to earnings	—	(657)
Losses on terminated hedging relationships amortized to earnings	(1,171)	(1,654)
Net increase (decrease) in accumulated losses on cash flow hedges	(1,171)	10,052
Decrease (increase) in deferred taxes on accumulated losses on cash flow hedges	193	(3,999)
(Decrease) increase in accumulated losses on cash flow hedges, net of taxes	(978)	6,053
Other, net of income taxes	(2)	(680)
Ending balance	$9,171	$11,814
Projected amortization of deferred unrealized losses from AOCL to earnings during the coming twelve months is $1.6 million.
Other income (expense), net, includes the following related to derivative financial instruments for the three and six months ended June 30:

	Three Months		Six Months
	2014	2013	2014	2013
Losses on economic hedges	$(227)	$2,742	$(368)	$(2,429)
Ineffectiveness of cash flow hedges	—	—	—	(657)
Write-off of losses in AOCL for a discontinued hedge relationship	(392)	(1,654)	(1,171)	(1,654)
	$(619)	$1,088	$(1,539)	$(4,740)

Note 15 – Interest Expense
The following table presents the components of interest expense for the three and six months ended June 30:

	Three months		Six months
	2014	2013	2014	2013
Financing liabilities (1) (2)	$93,456	$63,312	$193,685	$103,924
Other secured borrowings	20,282	22,648	41,568	38,602
Match funded liabilities	15,349	24,649	31,665	55,000
Senior unsecured notes	3,326	—	3,326	—
Other	3,794	2,611	5,836	5,153
	$136,207	$113,220	$276,080	$202,679

(1)
Includes interest expense related to financing liabilities recorded in connection with the HLSS Transactions as indicated in the table below. As discussed in Note 1A — Restatement of Previously Issued Consolidated Financial Statements , we are restating our previously issued audited Consolidated Balance Sheet as of December 31, 2013 as restated on Form 10-K/A and our previously reported consolidated operating results for the three and six months ended June 30, 2013 to correct an error in applying the interest method to financing liabilities in connection with Rights to MSRs sold to HLSS. Interest expense on the HLSS Transaction financing liabilities for the three and six months ended June 30, 2013 has been restated.

	Three months		Six months
	2014	2013	2014	2013
Servicing fees collected on behalf of HLSS	$185,797	$128,699	$375,021	$230,957
Less: Subservicing fee retained by Ocwen	90,851	65,465	181,675	112,547
Net servicing fees remitted to HLSS	94,946	63,234	193,346	118,410
Less: Reduction in financing liability	4,820	—	4,224	14,593
Interest expense on HLSS financing liability	$90,126	$63,234	$189,122	$103,817

(2)
Interest expense that we expect to be paid on the HMBS-related borrowings is included with net fair value gains in Other revenues. See Note 2 – Securitizations and Variable Interest Entities for additional information.

Note 16 – Basic and Diluted Earnings per Share
Basic EPS excludes common stock equivalents and is calculated by dividing net income attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted EPS by dividing net income attributable to Ocwen, as adjusted to add back preferred stock dividends, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and the Preferred Shares.

The following is a reconciliation of the calculation of basic EPS to diluted EPS for the three and six months ended June 30:

	Three Months		Six Months
	2014	2013	2014	2013
Basic EPS:
Net income attributable to Ocwen common stockholders	$65,958	$63,057	$125,462	$109,395

Weighted average shares of common stock	134,221,668	135,690,264	134,724,905	135,664,242

Basic EPS	$0.49	$0.46	$0.93	$0.81

Diluted EPS:
Net income attributable to Ocwen common stockholders	$65,958	$63,057	$125,462	$109,395
Preferred stock dividends (1)	—	2,605	—	—
Adjusted net income attributable to Ocwen	$65,958	$65,662	$125,462	$109,395

Weighted average shares of common stock	134,221,668	135,690,264	134,724,905	135,664,242
Effect of dilutive elements:
Preferred Shares (1)	—	5,095,942	—	—
Stock options	3,479,499	3,924,536	3,693,916	3,913,463
Common stock awards	4,626	10,305	4,191	14,253
Dilutive weighted average shares of common stock	137,705,793	144,721,047	138,423,012	139,591,958

Diluted EPS	$0.48	$0.45	$0.91	$0.78

Stock options excluded from the computation of diluted EPS:
Anti-dilutive (2)	50,000	—	25,000	—
Market-based (3)	272,500	1,530,000	272,500	1,530,000

(1)
The effect of our Preferred Shares on diluted EPS is computed using the if-converted method. For purposes of computing diluted EPS, we assume the conversion of the Preferred Shares into shares of common stock unless the effect is anti-dilutive. Conversion of the Preferred Shares has not been assumed for the three and six months ended June 30, 2014 and for the six months ended June 30, 2013 because the effect would have been antidilutive.

(2)	These options were anti-dilutive because their exercise price was greater than the average market price of our stock.

(3)	Shares that are issuable upon the achievement of certain performance criteria related to Ocwen’s stock price and an annualized rate of return to investors.

Note 17 – Business Segment Reporting
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
Lending. The Lending segment is focused on originating and purchasing conventional and government insured residential forward and reverse mortgage loans mainly through our correspondent lending arrangements, broker relationships and directly with mortgage customers. The loans are typically sold shortly after origination into a liquid market on a servicing retained basis.

Corporate Items and Other. Corporate Items and Other includes items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash, corporate debt and certain corporate expenses. Business activities that are not considered to be of continuing significance include subprime loans held for sale (at lower of cost or fair value), investments in unconsolidated entities and affordable housing investment activities. Corporate Items and Other also included the diversified fee-based businesses that we acquired as part of the acquisitions of Homeward and ResCap and subsequently sold to Altisource on March 29, 2013 and April 12, 2013, respectively.
We allocate interest income and expense to each business segment for funds raised or for funding of investments made, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. We also allocate expenses generated by corporate support services to each business segment.

Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
For the three months ended June 30, 2014
Revenue	$520,480	$31,166	$1,467	$(39)	$553,074
Operating expenses (1)	298,101	27,164	20,237	(39)	345,463
Income (loss) from operations	222,379	4,002	(18,770)	—	207,611
Other income (expense):
Interest income	463	4,282	807	—	5,552
Interest expense	(130,630)	(2,219)	(3,358)	—	(136,207)
Other	(684)	988	(83)	—	221
Other income (expense), net	(130,851)	3,051	(2,634)	—	(130,434)
Income (loss) before income taxes	$91,528	$7,053	$(21,404)	$—	$77,177

For the three months ended June 30, 2013
Revenue	$509,880	$33,735	$1,241	$(44)	$544,812
Operating expenses (1)	282,651	28,941	63,248	(44)	374,796
Income (loss) from operations	227,229	4,794	(62,007)	—	170,016
Other income (expense):
Interest income	3,485	4,587	1,042	—	9,114
Interest expense (2)	(109,425)	(4,001)	206	—	(113,220)
Other	3,079	4,741	428	—	8,248
Other income (expense), net	(102,861)	5,327	1,676	—	(95,858)
Income (loss) before income taxes	$124,368	$10,121	$(60,331)	$—	$74,158

For the six months ended June 30, 2014
Revenue	$1,041,302	$59,933	$3,180	$(80)	$1,104,335
Operating expenses (1)	606,033	58,629	30,075	(80)	694,657
Income (loss) from operations	435,269	1,304	(26,895)	—	409,678
Other income (expense):
Interest income	902	8,291	1,686	—	10,879
Interest expense	(267,016)	(5,670)	(3,394)	—	(276,080)
Other	(1,004)	3,707	1,700	—	4,403
Other income (expense), net	(267,118)	6,328	(8)	—	(260,798)
Income (loss) before income taxes	$168,151	$7,632	$(26,903)	$—	$148,880

For the six months ended June 30, 2013
Revenue	$885,570	$47,643	$17,954	$(89)	$951,078
Operating expenses (1)	494,262	40,041	84,216	(89)	618,430
Income (loss) from operations	391,308	7,602	(66,262)	—	332,648
Other income (expense):
Interest income	4,795	9,366	2,062	—	16,223
Interest expense (2)	(195,928)	(6,829)	78	—	(202,679)
Other	(24,331)	5,008	2,581	—	(16,742)
Other income (expense), net	(215,464)	7,545	4,721	—	(203,198)
Income (loss) before income taxes	$175,844	$15,147	$(61,541)	$—	$129,450

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
June 30, 2014	$6,260,835	$1,565,389	$538,678	$—	$8,364,902

December 31, 2013	$6,295,976	$1,195,812	$435,215	$—	$7,927,003

June 30, 2013	$6,061,783	$525,624	$673,304	$—	$7,260,711

(1)	Depreciation and amortization expense are as follows:

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
For the three months ended June 30, 2014:
Depreciation expense	$2,643	$32	$2,631	$5,306
Amortization of mortgage servicing rights	62,794	404	—	63,198
Amortization of debt discount	330	—	—	330
Amortization of debt issuance costs	1,040	—	170	1,210

For the three months ended June 30, 2013:
Depreciation expense	$3,680	$(160)	$2,422	$5,942
Amortization of mortgage servicing rights	70,369	—	—	70,369
Amortization of debt discount	328	—	—	328
Amortization of debt issuance costs	1,192	—	—	1,192

For the six months ended June 30, 2014
Depreciation expense	$5,463	$138	$5,245	$10,846
Amortization of mortgage servicing rights	124,574	519	199	125,292
Amortization of debt discount	661	—	—	661
Amortization of debt issuance costs	2,127	—	170	2,297

For the six months ended June 30, 2013
Depreciation expense	$6,378	$74	$4,003	$10,455
Amortization of mortgage servicing rights	118,252	—	—	118,252
Amortization of debt discount	752	—	—	752
Amortization of debt issuance costs	2,086	—	—	2,086

(2)
Includes interest expense related to financing liabilities recorded in connection with the HLSS Transactions. As discussed in Note 1A — Restatement of Previously Issued Consolidated Financial Statements , we are restating our previously issued audited Consolidated Balance Sheet as of December 31, 2013 as restated on the Form 10-K/A and our previously reported consolidated operating results for the three and six months ended June 30, 2013 to correct an error in applying the interest method to financing liabilities in connection with Rights to MSRs sold to HLSS.

Note 18 – Related Party Transactions
Ocwen’s Executive Chairman of the Board of Directors, William C. Erbey, also serves as Chairman of the Board of Altisource, HLSS, Altisource Residential Corporation (Residential) and Altisource Asset Management Corporation (AAMC). As a result, he has obligations to Ocwen as well as to Altisource, HLSS, Residential and AAMC. As of June 30, 2014, Mr. Erbey owned or controlled approximately 13% of the common stock of Ocwen, approximately 27% of the common stock of Altisource, approximately 1% of the common stock of HLSS, approximately 27% of the common stock of AAMC and approximately 4% of the common stock of Residential. At June 30, 2014, Mr. Erbey also held 3,620,498 options to purchase Ocwen common stock, of which 2,845,498 were exercisable. On April 22, 2014, Mr. Erbey surrendered 1,000,000 of his options to purchase Ocwen common stock. During the second quarter of 2014, Ocwen recognized the remaining $5.4 million of previously unrecognized compensation expense associated with these options as of the date of surrender. At June 30, 2014, Mr.

Erbey held 873,501 options to purchase Altisource common stock and 87,350 options to purchase AAMC common stock, all of which were exercisable.
Our business is currently dependent on many of the services and products provided by Altisource under various long-term contracts, including the Services Agreements, Technology Products Services Agreements, Intellectual Property Agreements and the Data Center and Disaster Recovery Services Agreements. Under the Services Agreements, Altisource provides various business process outsourcing services. Under the Technology Products Services Agreements and the Data Center and Disaster Recovery Services Agreements, Altisource provides technology products and support services. In addition, we have entered into (i) Support Services Agreements pursuant to which we and Altisource provide administrative and corporate services to each other and (ii) a Data Access and Services Agreement pursuant to which we make available to Altisource certain data from our servicing portfolio in exchange for a per asset fee. Our revenues and expenses related to our agreements with Altisource for the three and six months ended June 30, 2014 and 2013 are set forth in the table below.
Services provided by Altisource under the Services Agreement with Ocwen are generally charged to the borrower and/or loan investor. Accordingly, such services, while derived from our loan servicing portfolio, are not reported as expenses by Ocwen. These services include residential property valuation, residential property preservation and inspection services, title services and real estate sales. We believe the rates charged for these services are market rates as they are materially consistent with one or more of the following: the rates Ocwen pays to or observes from other service providers and the fees we believe Altisource charges to other customers for comparable services.
Ocwen and HLSS provide each other certain professional services including valuation analysis of potential MSR acquisitions, treasury management services and other similar services, licensing and regulatory compliance support services, risk management services and other similar services under a Professional Services Agreement.
We have also entered into a long-term servicing and a support services agreement with Residential and AAMC, respectively.
The following table summarizes revenues and expenses related to our agreements with Altisource, HLSS, AAMC and Residential (and, as applicable, their subsidiaries) for the three and six months ended June 30 and net amounts receivable or payable at the dates indicated:

	Three Months		Six Months
	2014	2013	2014	2013
Revenues and Expenses:
Altisource:
Revenues	$10,792	$5,971	$19,291	$10,205
Expenses	22,909	11,806	42,031	23,497
HLSS:
Revenues	$209	$40	$374	$152
Expenses	783	738	1,245	1,228
AAMC
Revenues	$316	$—	$701	$—
Residential
Revenues	$5,342	$72	$7,490	$113

	June 30, 2014	December 31, 2013
Net Receivable (Payable)
Altisource	$(4,180)	$(3,843)
HLSS	(21,010)	(59,505)
AAMC	708	943
Residential	35	50
	$(24,447)	$(62,355)
As disclosed in Note 4 – Fair Value, Ocwen has sold to HLSS certain Rights to MSRs and related servicing advances. During the six months ended June 30, 2013, we completed HLSS Transactions relating to Rights to MSRs for $26.5 billion of UPB and received $148.6 million from the sale of Rights to MSRs and $1.1 billion from the sale of the related advances. We did not complete any sales of Rights to MSRs to HLSS during the six months ended June 30, 2014. After legal ownership of the

MSRs has been transferred to HLSS, OLS will subservice the MSRs pursuant to a subservicing agreement, as amended, with HLSS.
On March 3, 2014, in the first Ginnie Mae EBO Transaction, Ocwen sold Ginnie Mae EBO Loans and transferred the related servicing advances to HLSS Mortgage for $612.3 million. On May 2, 2014, in connection with the second Ginnie Mae EBO Transaction, we transferred $20.2 million of advances to HLSS SEZ LP. The transfer of advances in both transactions did not qualify as sales for accounting purposes. See Note 5 – Loans Held for Sale for additional information.
On June 26, 2014, we entered into a servicing agreement with HLSS Mortgage LP under which we will initially service approximately $396.9 million UPB of mortgage loans.

Note 19 – Regulatory Requirements
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
As a result of the current regulatory environment, we have faced and expect to continue to face increased regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and the regulatory changes that we are facing. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers and clients. Our failure to comply with applicable federal, state and local consumer protection laws could lead to (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits, (v) inability to raise capital and (vi) inability to execute on our business strategy, including our growth plans.
We must comply with a number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act and, more recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and state foreclosure laws. These statutes apply to loan origination, debt collection, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced. The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential real estate lenders and servicers.
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
Capital Requirements
Our OLS, Homeward, Liberty and OMS subsidiaries are licensed to originate and/or service forward and reverse mortgage loans in the jurisdictions in which they operate. The licensed entities are subject to minimum net worth requirements in connection with these licenses. These minimum net worth requirements are unique to each state and type of license. Failure to meet these minimum capital requirements can result in the initiation of certain mandatory actions by federal, state, and foreign agencies that could have a material effect on our results of operations and financial condition. The most restrictive of these requirements is based on the outstanding UPB of our owned and subserviced portfolio and was $871.3 million at June 30, 2014. Our licensed subsidiaries were in compliance with all of their capital requirements at June 30, 2014.
Homeward, OLS and Liberty are also parties to seller/servicer agreements with one or more of the GSEs, FHA, VA and Ginnie Mae. These seller/servicer agreements contain financial covenants that include capital requirements related to tangible net worth, as defined in each agreement, as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met, the counterparty may, at its option, utilize a variety of remedies ranging from sanctions or suspension to termination of the seller/servicer agreements, which would prohibit future originations or securitizations of forward or reverse mortgage loans or being an approved seller/servicer. We were in compliance with these net worth requirements at June 30, 2014.

Note 20 – Commitments and Contingencies
When we become aware of a matter involving uncertainty for which we may incur a loss, we assess the likelihood of any loss. If a loss contingency is probable and the amount of the loss can be reasonably estimated, we record an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. If a reasonable estimate of loss cannot be made, we do not accrue for any loss or disclose any estimate of exposure to potential loss. An assessment regarding the ultimate outcome of any such matter involves judgments about future events, actions and circumstances that are inherently uncertain. The actual outcome could differ materially.
Litigation Contingencies
Following our announcement on August 12, 2014 that we intend to restate Ocwen’s financial statements for the fiscal year ended December 31, 2013 and the quarter ended March 31, 2014, and amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, putative securities fraud class action lawsuits have been filed against Ocwen and certain of its officers regarding such restatements and amendments. Ocwen and the other defendants intend to vigorously defend such lawsuits. Additional lawsuits may be filed and, at this time, Ocwen is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on Ocwen or its operations.
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
In December 2012, we entered into a Consent Order with the New York Department of Financial Services (NY DFS) in which we agreed to the appointment of a Monitor to oversee our compliance with an Agreement on Servicing Practices. The Monitor began its work in 2013, and we continue to cooperate with the Monitor. We devote substantial resources to regulatory compliance, and we incur, and expect to continue to incur, significant ongoing costs with respect to compliance in connection with the Agreement on Servicing Practices and the work of the Monitor. In early February 2014, the NY DFS requested that Ocwen put an indefinite hold on an acquisition from Wells Fargo Bank, N.A. of MSRs and related servicing advances relating to a portfolio of approximately 184,000 loans with a UPB of approximately $39.0 billion. The NY DFS expressed an interest in evaluating further our ability to handle more servicing. We have agreed to place the transaction on indefinite hold. The NY DFS has also inquired about certain other aspects of our business, including certain aspects of our business dealings with Altisource, HLSS, AAMC and Residential, the interests of our directors and executive officers in these companies, an online auction business owned by Altisource, the role of Altisource in certain lender-placed insurance arrangements and the provisions contained in releases we use in connection with litigation settlements. We are cooperating with the NY DFS on these matters. We cannot currently estimate the outcome of the NY DFS evaluation or its impact on us. Actions by the NY DFS, if any, could have a material impact on Ocwen’s ongoing business and financial condition.

On December 19, 2013, we reached an agreement, which was subject to court approval, involving the CFPB and various state attorneys general and other state agencies that regulate the mortgage servicing industry (Regulators). In February 2014, the United States District Court for the District of Columbia entered a Consent Order memorializing the settlement (the Ocwen National Mortgage Settlement). The settlement has four key elements:

•
A commitment by Ocwen to service loans in accordance with specified servicing guidelines and to be subject to oversight by an independent national monitor for three years. Ocwen was previously subject to substantially the same guidelines and oversight with respect to the portion of its servicing portfolio acquired from ResCap in early 2013, and those loans will also be subject to these provisions.

•
A payment of $127.3 million, which includes a fixed amount for administrative expenses, to a consumer relief fund to be disbursed by an independent administrator to eligible borrowers. In May 2014, Ocwen satisfied this obligation with regard to the consumer relief fund. Pursuant to indemnification and loss sharing provisions of applicable acquisition documents, the former owners of certain servicing portfolios previously acquired by Ocwen are responsible for approximately $60.4 million of that sum, of which $49.0 million has already been paid to Ocwen.

•
A commitment by Ocwen to continue its principal forgiveness modification programs to delinquent and underwater borrowers, including underwater borrowers at imminent risk of default, in an aggregate amount of at least $2.0 billion over three years. These and all of Ocwen’s other loan modifications are designed to be sustainable for homeowners while providing a net present value for loan investors that is superior to that of foreclosure. Principal forgiveness as part of a loan modification is determined on a case-by-case basis in accordance with the applicable servicing agreement. Principal forgiveness does not involve an expense to Ocwen other than the operating expense incurred in arranging the modification, which is part of Ocwen’s role as loan servicer.

•
Ocwen and the former owners of certain of the acquired servicing portfolios received from the Regulators comprehensive releases, subject to certain exceptions, from liability with respect to residential mortgage servicing, modification and foreclosure practices.

On April 28, 2014, we received a letter from the staff of the New York Regional Office of the SEC (the Staff) informing us that it was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 22, 2014 surrender of certain options to purchase our common stock by Mr. Erbey, our Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. On June 12, 2014, we received a subpoena from the SEC requesting production of various documents relating to our business dealings with Altisource, HLSS, AAMC and Residential and the interests of our directors and executive officers in these companies. Following the above-described announcement on August 12, 2014 that we intend to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, the Staff informed us that it plans to serve us with an additional subpoena in relation to such amendments. We are cooperating with the Staff on these matters.
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
Loan Repurchase Obligations and Other Contingencies
We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities and our acquisitions to the extent we assume one or more of these obligations and in connection with our servicing practices. In connection with our lending, sales and securitization activities, our exposure primarily relates to representations and warranties concerning the proper origination and insurance of the loans, In connection with our servicing practices, claims may be made against us by contractual counterparties, such as trustees, master servicers. insurers or by other third parties. At June 30, 2014, we had provided or assumed representation and warranty obligations in connection with $86.2 billion of UPB, covering both forward and reverse mortgage loans. At June 30, 2014, we had outstanding representation and warranty repurchase demands of $124.9 million UPB (668 loans). We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and related indemnification obligations for the six months ended June 30, 2014 and 2013:

	2014	2013
Beginning balance	$192,716	$38,140
Provision for representation and warranty obligations	6,770	18,116
New production reserves	1,031	725
Obligations assumed in connection with MSR and servicing business acquisitions	—	189,742
Charge-offs and other (1)	(48,837)	(26,682)
Ending balance	$151,680	$220,041

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at June 30, 2014.
In several recent court actions, mortgage loan sellers against whom repurchase claims have been asserted based on alleged breaches of representations and warranties are defending on various grounds including the expiration of statutes of limitation, lack of notice and opportunity to cure and vitiation of the obligation to repurchase as a result of foreclosure or charge off of the loan. Ocwen has entered into tolling agreements with respect to its role as servicer for a very small number of securitizations and may enter into additional tolling agreements in the future. Other court actions have been filed recently against certain RMBS trustees alleging that the trustees breached their contractual and statutory duties by, among other things, failing to require the loan servicers to abide by the servicers’ obligations and by failing to declare that certain servicing events of default under the applicable contracts allegedly occurred. Ocwen is not a party to any of the foregoing actions, but we are the servicer for certain securitizations involved in such actions and for other securitizations as to which actions have been threatened by certificate holders. Should Ocwen be made a party to these or similar actions or should Ocwen be asked to indemnify any parties to such actions, we may need to defend allegations that we failed to service loans in accordance with applicable agreements and that such failures prejudiced the rights of repurchase claimants against loan sellers or otherwise diminished the value of the trust collateral. We believe that any such allegations would be without merit and, if necessary, would vigorously defend against them. If, however, we were required to compensate claimants for losses related to the alleged loan servicing breaches then our business, financial condition and results of operations could be adversely affected.

Note 21 – Subsequent Events
During the period July 1, 2014 through August 8, 2014, we completed the repurchase of 1,953,407 shares of Ocwen common stock in the open market for a total purchase price of $65.5 million.
On July 14, 2014, holders of our Preferred Shares elected to convert the remaining 62,000 shares into 1,950,296 shares of common stock. On the same date, Ocwen repurchased all 1,950,296 converted shares of common stock for $72.3 million. The Preferred Shares were originally issued to certain private equity funds managed by WL Ross & Co. LLC (the Funds) as partial consideration in the acquisition of Homeward. Mr. Wilbur L. Ross, Jr. is the Chairman and Chief Executive Officer of WL Ross & Co. LLC and Invesco Private Capital, Inc. and the managing member of El Vedado, LLC, each of which directly or indirectly controls or manages the Funds. Mr. Ross has been a director of Ocwen since March 2013.
In July 2014, we transferred our servicing obligation related to residential loans with a UPB of approximately $8.1 billion to another servicer. We previously serviced these loans on behalf of Ally Bank under a subservicing contract. We earned fees of approximately $0.5 million per month in connection with this contract.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts and unless otherwise indicated)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Form 10-Q, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. You should not place undue reliance on any forward-looking statement, and you should consider all uncertainties and risks discussed or referenced in this report, including those under “Forward-Looking Statements” and Item 1A, Risk Factors, as well as those provided in any subsequent SEC filings.
RESTATEMENT
On August 12, 2014, our Board of Directors and the Audit Committee of the Board of Directors (Audit Committee), after consultation with Deloitte & Touche LLP, the Company’s independent registered public accounting firm, determined that the Company’s consolidated financial statements for the fiscal year ended December 31, 2013 and the quarter ended March 31, 2014 could no longer be relied upon as being compliant with generally accepted accounting standards in the United States (GAAP). Consequently, we have revised certain financial results for the 2013 periods presented in this Form 10-Q. Because these revisions represent corrections to our prior period financial results, the revisions are considered to be a “restatement” under GAAP. Accordingly, the revised 2013 financial information included in this Form 10-Q has been identified as “As Restated.” Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to give effect to the restatement of our Consolidated Financial Statements for the year ended December 31, 2013 to correct an accounting error in connection with the application of the interest method to certain financing liabilities. See Note 1A — Restatement of Previously Issued Consolidated Financial Statements for additional information.

OVERVIEW
Ocwen Financial Corporation is a financial services holding company which, through its subsidiaries, is one of the largest mortgage companies in the United States. We are the fourth largest mortgage servicer in the United States and are a leader in the servicing industry in helping keep borrowers in their homes through foreclosure prevention. Ocwen has completed nearly 510,000 loan modifications since January 2008 (through June 30, 2014) and is an industry leader in completing sustainable loan modifications as evidenced by the number of completed modifications that remain less than 90 days delinquent. Through our Homeward and Liberty lending operations, we purchased or originated 6,378 and 1,460 forward and reverse mortgage loans with a UPB of $1.2 billion and $145.1 million, respectively, during the second quarter of 2014. We added 7,862 mortgage loans with a UPB of $1.5 billion onto our servicing platforms (boarded) during the second quarter of 2014.
Our success in completing sustainable loan modifications, among other servicing practices, has enabled us to consistently reduce delinquencies in our servicing portfolio, improving outcomes for investors and borrowers. In addition to financial incentives we receive in connection with certain modifications, we collect delinquent service fees and accelerate the recovery of servicing advances, lowering our financing costs and improving our liquidity. Our forward origination platform provides an effective means of replacing run-off in our serviced portfolio as well as improving our portfolio retention. We have been successful in executing transactions that align with our ‘capital light’ strategy through the sale of servicing with retention of subservicing and financing transactions that mitigate our prepayment risk. We expect to continue to execute transactions which mitigate market risk and enhance our capital and liquidity position.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operation appearing in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013.

Operations Summary
The following table summarizes our consolidated operating results for the three and six months ended June 30 and includes the results of acquired businesses from their acquisition dates.

	Three Months		$ Change	% Change	Six Months		$ Change	% Change
	2014	2013			2014	2013
		(As Restated)				(As Restated
Consolidated:
Revenue:
Servicing and subservicing fees	$491,673	$482,632	$9,041	2%	$982,132	$850,125	$132,007	16%
Gain on loans held for sale, net	38,836	36,478	2,358	6	82,823	44,650	38,173	85
Other	22,565	25,702	(3,137)	(12)	39,380	56,303	(16,923)	(30)
Total revenue	553,074	544,812	8,262	2	1,104,335	951,078	153,257	16
Operating expenses	345,463	374,796	(29,333)	(8)	694,657	618,430	76,227	12
Income from operations	207,611	170,016	37,595	22	409,678	332,648	77,030	23
Other income (expense):
Interest expense	(136,207)	(113,220)	(22,987)	20	(276,080)	(202,679)	(73,401)	36
Other, net	5,773	17,362	(11,589)	(67)	15,282	(519)	15,801	n/m
Other expense, net	(130,434)	(95,858)	(34,576)	36	(260,798)	(203,198)	(57,600)	28
Income before income taxes	77,177	74,158	3,019	4	148,880	129,450	19,430	15
Income tax expense	10,165	8,496	1,669	20	21,382	14,879	6,503	44
Net income	67,012	65,662	1,350	2	127,498	114,571	12,927	11
Net loss attributable to non-controlling interests	(57)	—	(57)	n/m	(42)	—	(42)	n/m
Net income attributable to Ocwen stockholders	66,955	65,662	1,293	2	127,456	114,571	12,885	11
Preferred stock dividends	(582)	(1,519)	937	(62)	(1,163)	(3,004)	1,841	(61)
Deemed dividend related to beneficial conversion feature of preferred stock	(415)	(1,086)	671	(62)	(831)	(2,172)	1,341	(62)
Net income attributable to Ocwen common stockholders	$65,958	$63,057	$2,901	5	$125,462	$109,395	$16,067	15

Segment income (loss) before income taxes:
Servicing	$91,528	$124,368	$(32,840)	(26)%	$168,151	$175,844	$(7,693)	(4)%
Lending	7,053	10,121	(3,068)	(30)	7,632	15,147	(7,515)	(50)
Corporate Items and Other	(21,404)	(60,331)	38,927	(65)	(26,903)	(61,541)	34,638	(56)
	$77,177	$74,158	$3,019	4	$148,880	$129,450	$19,430	15
n/m: not meaningful

Three Months Ended June 30, 2014 versus 2013. Servicing and subservicing fees for the second quarter of 2014 were higher than the second quarter of 2013 primarily as a result of changes in the portfolio mix, with a 15% higher average servicing UPB and a 52% lower average subservicing UPB in second quarter of 2014. During the second quarter of 2013, we completed the Ally Asset Acquisition, converting $87.0 billion in previously subserviced UPB to serviced UPB.
Gain on loans held for sale increased in the second quarter of 2014 compared to the second quarter of 2013 as a result of a shift in the forward origination business mix from the lower margin correspondent channel to the higher margin direct channel, which more than offset the decline in funded volume. Gains related to our reverse mortgage business have declined as a result of market and product shifts from a primarily fixed rate to a variable rate product as a result of government program changes. This has resulted in lower volume and lower loan size at origination, which results in a lower gain on sale.

Operating expenses, including amortization of MSRs and changes in the valuation of fair value MSRs, decreased during the second quarter of 2014 as compared to the second quarter of 2013:

•
Professional services were lower for the three months ended June 30, 2014 primarily because of the $52.8 million loss we recognized in the second quarter of 2013 to establish an estimated liability in connection with the Ocwen National Mortgage Settlement. This settlement was paid in May 2014. See Note 20 – Commitments and Contingencies for additional information. Partially offsetting this decline were higher regulatory monitoring and compliance costs incurred during the three months ended June 30, 2014.

•
Compensation and benefits declined primarily as a result of progress integrating our servicing platforms which reduced US-based headcount, offset in part by the accelerated recognition of $5.4 million of expense related to surrendered stock options.

•
Amortization of MSRs declined due to the effects of a change in accounting estimate in the first quarter of 2014 related to estimated net servicing income. These declines in operating expenses were partially offset by additional expense recognized as a result of changes in the fair value of MSRs and an increase in provisions for bad debts.

•
During the three months ended June 30, 2014, primary mortgage rates fell resulting in a loss in fair value of MSRs of $6.6 million versus an increase in primary mortgage rates and a resulting increase in fair value of $12.6 million during the three months ended June 30, 2013.

Interest expense for the second quarter of 2014 increased as compared to the second quarter of 2013 driven principally by an increase in our financing liabilities, including those related to the HLSS Transactions, in order to finance platform and asset acquisitions completed in 2013. The HLSS financing liability increased from an average of $419.3 million in the second quarter of 2013 to an average of $630.6 million in the second quarter of 2014.
Six Months Ended June 30, 2014 versus 2013. Servicing and subservicing fees for the six months ended June 30, 2014 were higher than the six months ended June 30, 2013 primarily as a result of a 14% increase in the total average serviced portfolio and changes in the portfolio mix, with a 39% higher servicing UPB and a 49% lower subservicing UPB in the six months ended June 30, 2014. Also, servicing and subservicing fees for the six months ended June 30, 2014 includes a full six months of revenue attributed to ResCap servicing, which we acquired on February 15, 2013.
Gain on loans held for sale increased in the six months ended June 30, 2014 as a result of the shift in the forward origination business mix from the lower margin correspondent channel to the higher margin direct channel disclosed above, which more than offset the decline in funded volume. Gains on the sale of modified government insured loans increased because the six months ended June 30, 2014 includes a full six months of activity as this business was acquired as part of the ResCap Acquisition. Gains recognized during the six months ended June 30, 2014 include gains on the Ginnie Mae EBO Transactions completed during the first and second quarters.
Operating expenses, including amortization of MSRs and changes in the valuation of fair value MSRs, increased during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013:

•	Amortization of MSRs increased as a result of asset and platform acquisitions throughout 2013, offset in part by the effects of the change in accounting estimate in the first quarter of 2014.

•
We recognized losses of $11.8 million in connection with changes in the fair value of our fair value elected MSRs during the six months ended June 30, 2014 as primary mortgage rates decreased and recognized gains of $12.0 million during the six months ended June 30, 2013 as primary mortgage rates increased.

•
Provisions for bad debt increased $39.8 million largely in connection with a write-down of receivables during the first quarter related to a subservicing portfolio that was transferred and advances related to Agency loans that have been deemed non-reimbursable.

•
Professional services declined primarily because expenses for the six months ended June 30, 2013 includes the $52.8 million loss we recognized during the second quarter of 2013 in connection with the Ocwen National Mortgage Settlement, offset in part by higher regulatory monitoring and compliance costs incurred during the six months ended June 30, 2014.

Until we complete the integration of the ResCap platform onto the REALServicing platform, we continue to incur the operating costs of maintaining the ResCap platform. Once we complete the integration, which is expected to occur in the second half of 2014, we expect our operating expenses to decline. As disclosed above, we have already begun to see a decline in these operating costs during the second quarter of 2014. Also, operating expenses for the six months ended June 30, 2014 includes a full six months of costs attributed to ResCap.
Interest expense for the six months ended June 30, 2014 increased primarily as a result of the increase in the average balance of the HLSS financing liabilities as a result of sales completed during 2013. The increase in interest on the HLSS financing liabilities and other financing liabilities was partly offset by a decline in interest on match funded liabilities as we replaced facilities in 2013 with new facilities that featured lower spreads over LIBOR.

For the six months ended June 30, 2014, we recorded a net gain on the extinguishment of debt of $2.6 million versus a loss of $13.8 million for the six months ended June 30, 2013. We recognized $17.0 million of losses on debt redemption during the first quarter of 2013 primarily related to our early repayment of the balance outstanding on a previous SSTL with the proceeds from a new SSTL that we entered into on February 14, 2013 in connection with the ResCap Acquisition. See Note 11 – Borrowings of the unaudited Consolidated Financial Statements for additional information.

Financial Condition Summary
The following table summarizes our consolidated balance sheets at the dates indicated.

	June 30, 2014	December 31, 2013	$ Change	% Change
		(As Restated)
Cash	$259,471	$178,512	$80,959	45%
Mortgage servicing rights ($104,220 and $116,029 carried at fair value)	2,001,720	2,069,381	(67,661)	(3)
Advances and match funded advances	3,463,386	3,443,215	20,171	1
Loans held for sale ($410,335 and $503,753 carried at fair value)	501,843	566,660	(64,817)	(11)
Loans held for investment - reverse mortgages, at fair value	1,107,626	618,018	489,608	79
Goodwill	420,201	420,201	—	—
Other	610,655	631,016	(20,361)	(3)
Total assets	$8,364,902	$7,927,003	$437,899	6

Total Assets by Segment:
Servicing	$6,260,835	$6,295,976	$(35,141)	(1)%
Lending	1,565,389	1,195,812	369,577	31
Corporate Items and Other	538,678	435,215	103,463	24
	$8,364,902	$7,927,003	$437,899	6%

Match funded liabilities	$2,072,517	$2,364,814	$(292,297)	(12)
Financing liabilities ($1,033,712 and $615,576 carried at fair value)	1,863,576	1,266,973	596,603	47
Other secured borrowings	1,685,746	1,777,669	(91,923)	(5)
Senior unsecured notes	350,000	—	350,000	n/m
Other	474,984	644,595	(169,611)	(26)
Total liabilities	6,446,823	6,054,051	392,772	6

Mezzanine equity	61,192	60,361	831	1

Total Ocwen stockholders’ equity	1,854,319	1,812,591	41,728	2
Non-controlling interest in subsidiaries	2,568	—	2,568	n/m
Total equity	1,856,887	1,812,591	44,296	2
Total liabilities, mezzanine equity and equity	$8,364,902	$7,927,003	$437,899	6

Total Liabilities by Segment:
Servicing	$4,659,052	$4,777,698	$(118,646)	(2)%
Lending	1,442,264	1,107,413	334,851	30
Corporate Items and Other	345,507	168,940	176,567	105
	$6,446,823	$6,054,051	$392,772	6
n/m: not meaningful
MSRs decreased as a result of amortization of $125.3 million and an $11.8 million decline in fair value offset in part by acquisitions completed during the six months ended June 30, 2014 of $30.1 million and new capitalization of $39.8 million generated from our lending platform and the Ginnie Mae EBO Transactions. Loans held for investment increased as a result of our reverse mortgage securitizations which do not qualify for sales accounting.

Financing liabilities increased as a result of our reverse mortgage securitizations accounted for as secured financings and the OASIS transaction. Other secured borrowings declined due to a reduction in borrowings under our mortgage loan warehouse facilities consistent with the decline in the balance of loans held for sale. We issued $350.0 million Senior Unsecured Notes with an interest rate of 6.625% on May 12, 2014. These notes are general senior unsecured obligations and will mature on May 15, 2019. We used a portion of the proceeds from the Senior Unsecured Notes to pay down match funded liabilities. Other liabilities declined primarily due to a net settlement of $66.9 million paid in May 2014 in connection with the Ocwen National Mortgage Settlement and $54.2 million paid in connection with the ResCap Acquisition during the first quarter.
We completed the repurchase of 2,663,334 common shares in the open market for $94.6 million during the six months ended June 30, 2014 under the stock repurchase plan announced in October 2013.

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
Servicing involves the collection and remittance of principal and interest payments received from borrowers, the administration of mortgage escrow accounts, the collection of insurance claims, the management of loans that are delinquent or in foreclosure or bankruptcy, including making servicing advances, evaluating loans for modification and other loss mitigation activities and, if necessary, foreclosure referrals and the sale of the underlying mortgaged property following foreclosure (real estate owned or REO) on behalf of investors or other servicers. Master servicing involves the collection of payments from servicers and the distribution of funds to investors in mortgage and asset-backed securities and whole loan packages. We earn contractual monthly servicing fees pursuant to servicing agreements (which are typically payable as a percentage of UPB) as well as ancillary fees in connection with owned MSRs.
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

Servicing
The following table presents selected results of operations of our Servicing segment for the three and six months ended June 30. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
		(As Restated)			(As Restated)
Revenue
Servicing and subservicing fees:
Residential	$487,349	$477,904	2%	$973,861	$838,600	16%
Commercial	4,003	4,534	(12)	7,481	7,963	(6)
	491,352	482,438	2	981,342	846,563	16
Gain on loans held for sale, net	16,651	16,158	3	37,862	19,567	93
Other revenues	12,477	11,284	11	22,098	19,440	14
Total revenue	520,480	509,880	2	1,041,302	885,570	18

Operating expenses
Compensation and benefits	68,909	87,228	(21)	141,314	161,155	(12)
Amortization of mortgage servicing rights	62,794	70,369	(11)	124,574	118,252	5
Servicing and origination	32,472	28,345	15	71,318	46,116	55
Technology and communications	30,557	29,741	3	60,412	54,080	12
Professional services	15,423	6,656	132	23,331	15,368	52
Occupancy and equipment	21,519	21,252	1	48,461	36,267	34
Other operating expenses	66,427	39,060	70	136,623	63,024	117
Total operating expenses	298,101	282,651	5	606,033	494,262	23

Income from operations	222,379	227,229	(2)	435,269	391,308	11

Other income (expense)
Interest expense	(130,630)	(109,425)	19	(267,016)	(195,928)	36
Loss on debt redemption	—	—	n/m	—	(17,030)	(100)
Other, net	(221)	6,564	(103)	(102)	(2,506)	(96)
Total other expense, net	(130,851)	(102,861)	27	(267,118)	(215,464)	24

Income before income taxes	$91,528	$124,368	(26)	$168,151	$175,844	(4)

The following table provides selected operating statistics at June 30:

	2014	2013	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$379,205,336	$373,239,600	2%
Non-performing loans	49,116,671	56,372,087	(13)
Non-performing real estate	6,797,841	6,643,696	2
Total residential assets serviced (2)	$435,119,848	$436,255,383	—

Conventional loans (3)	$208,505,484	$201,729,189	3%
Government insured loans	42,636,793	45,399,207	(6)
Non-Agency loans	183,977,571	189,126,987	(3)
Total residential loans serviced	$435,119,848	$436,255,383	—

Percent of total UPB:
Servicing portfolio	87.2%	78.9%	11%
Subservicing portfolio	12.8	21.1	(39)
Non-performing residential assets serviced (4)	12.9	14.4	(10)

Number of:
Performing loans (1)	2,422,886	2,415,692	—%
Non-performing loans	230,650	334,122	(31)
Non-performing real estate	35,571	36,111	(1)
Total number of residential assets serviced (2)	2,689,107	2,785,925	(3)

Conventional loans (3)	1,175,693	1,074,502	9%
Government insured loans	281,242	282,540	—
Non-Agency loans	1,232,172	1,428,883	(14)
Total residential loans serviced	2,689,107	2,785,925	(3)

Percent of total number:
Servicing	87.3%	77.4%	13%
Subservicing	12.7	22.6	(44)
Non-performing residential assets serviced (4)	9.9	13.3	(26)
The following table provides selected Servicing operating statistics for the three and six months ended June 30:

	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
Residential Assets Serviced
Average UPB of residential assets serviced:
Servicing	$385,366,825	$334,830,903	15%	$390,088,502	$279,850,202	39%
Subservicing	57,432,546	118,743,315	(52)	59,586,236	116,225,451	(49)
	$442,799,371	$453,574,218	(2)	$449,674,738	$396,075,653	14

	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
Prepayment speed (average Constant Prepayment Rate or CPR)	12.9%	20.8%	(38)%	12.0%	20.6%	(42)%

Average number of residential assets serviced:
Servicing	2,376,473	2,097,442	13%	2,401,709	1,747,590	37%
Subservicing	350,218	751,829	(53)	368,561	724,668	(49)
	2,726,691	2,849,271	(4)	2,770,270	2,472,258	12

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$353,492	$315,141	12%	$702,634	$546,077	29%
Subservicing	30,692	45,582	(33)	64,410	80,132	(20)
	384,184	360,723	7	767,044	626,209	22
HAMP fees	36,662	38,048	(4)	73,360	77,467	(5)
Late charges	32,389	29,266	11	69,070	55,056	25
Loan collection fees	8,611	7,736	11	16,892	14,102	20
Custodial accounts (float earnings)	1,579	1,991	(21)	3,223	3,607	(11)
Other	23,924	40,140	(40)	44,272	62,159	(29)
	$487,349	$477,904	2	$973,861	$838,600	16

Number of Completed Modifications
HAMP	11,583	11,000	5%	22,632	19,170	18%
Non-HAMP	15,885	17,136	(7)	33,292	33,150	—
Total	27,468	28,136	(2)	55,924	52,320	7

	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
Financing Costs
Average balance of advances and match funded advances	$3,532,025	$3,680,117	(4)%	$3,512,396	$3,691,163	(5)%
Average borrowings
Match funded liabilities	2,204,286	2,118,116	4	2,283,771	2,509,704	(9)
Financing liabilities	819,710	420,273	95	755,252	371,288	103
Other secured borrowings	1,318,575	1,339,177	(2)	1,316,035	1,025,498	28
Interest expense on borrowings
Match funded liabilities	15,348	24,649	(38)	31,665	55,000	(42)
Financing liabilities	93,456	63,312	48	193,481	103,817	86
Other secured borrowings	18,032	18,836	(4)	36,033	31,893	13
Effective average interest rate
Match funded liabilities	2.79%	4.39%	(36)	2.77%	4.08%	(32)
Financing liabilities	45.60%	60.16%	(24)	51.24%	55.92%	(8)
Other secured borrowings	5.47%	5.63%	(3)	5.48%	6.22%	(12)
Facility costs included in interest expense	$4,929	$4,630	6	$9,232	$7,679	20
Discount amortization included in interest expense	330	328	1	661	752	(12)
Average 1-month LIBOR	0.15%	0.20%	(25)	0.15%	0.20%	(25)

Average Employment
India and other	6,603	4,669	41%	6,041	4,730	28%
U. S.	2,519	3,560	(29)	2,631	3,442	(24)
Total	9,122	8,229	11	8,672	8,172	6

Collections on loans serviced for others	$20,202,606	$30,054,015	(33)%	$38,827,113	$44,499,928	(13)%

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Includes 770,415 and 889,248 subprime loans with a UPB of $131.8 billion and $128.7 billion at June 30, 2014 and June 30, 2013, respectively.

(3)	Includes 261,703 and 191,643 jumbo loans with a UPB of $56.7 billion and $39.2 billion at June 30, 2014 and June 30, 2013, respectively, that we service or subservice.

(4)	Excludes Freddie Mac loans serviced under special servicing agreements where we have no obligation to advance.
The decline in collections on loans serviced for others primarily reflects a reduction in payoffs resulting from a decline in refinancing activity due to higher interest rates during the three and six months ended June 30, 2014 as compared to the same periods in 2013. This increase was offset in part by higher principal and interest collections due to lower delinquencies and a larger average serviced portfolio for the six months ended June 30, 2014 as compared to 2013.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB		Count
	2014	2013	2014	2013
Portfolio at January 1	$464,651,332	$203,665,716	2,861,918	1,219,956
Additions	4,507,762	276,366,219	28,972	1,773,522
Servicing transfers	(4,708,016)	—	(30,206)	—
Runoff	(14,880,482)	(12,960,274)	(97,297)	(61,872)
Portfolio at March 31	449,570,596	467,071,661	2,763,387	2,931,606
Additions	1,498,220	5,314,631	7,862	23,735
Servicing transfers	(1,870,009)	(10,933,630)	(8,349)	(49,356)
Runoff	(14,078,959)	(25,197,280)	(73,793)	(120,060)
Portfolio at June 30	$435,119,848	$436,255,382	$2,689,107	$2,785,925
Three Months Ended June 30, 2014 versus 2013. Total residential servicing and subservicing fees for the second quarter of 2014 were $487.3 million, a 2% increase over the second quarter of 2013 primarily due to a change in the portfolio mix, with a larger proportion of the portfolio attributable to servicing for which we earn higher fees. Previously subserviced loans added in connection with our assumption of the Ally Bank subservicing agreement from ResCap in February 2013, became serviced loans upon the acquisition of the MSRs from Ally Bank in April 2013. Annualized residential loan servicing and subservicing fees as a percentage of UPB increased to 0.35% of average UPB in the second quarter of 2014 as compared to 0.32% in the second quarter of 2013.
An increase or decrease in modifications typically results in higher or lower revenue for the period. When we return a loan to performing status, we generally recognize deferred servicing fees and late fees on the loan. For loans modified under HAMP, which expires on December 31, 2015, we earn HAMP fees in place of late fees. Under the HAMP program, we receive an incentive fee upon completion of the modification and may be eligible to receive success fees for the first three years of the modification to the extent the loan is not repaid and the borrower remains in good standing. While total completed modifications were down 2% in the second quarter of 2014 as compared to 2013, completed HAMP modifications increased 5% during the same period. HAMP modifications accounted for 42% of total modifications versus 39% in the second quarter of 2013. Of the total modifications completed during the second quarter of 2014, 50% included principal modifications. This compares to 52% in the second quarter of 2013. We recognized deferred servicing fee, late fee and HAMP fee revenue of $71.4 million and $76.8 million during the second quarter of 2014 and 2013, respectively, in connection with loan modifications.
We estimate that the balance of deferred servicing fees related to delinquent borrower payments was $561.8 million at June 30, 2014 compared to $511.8 million at June 30, 2013. The net increase is primarily due to portfolio acquisitions offset by collections and resolutions of delinquent loans through modification, payoff or through the sale of the underlying mortgaged property following foreclosure.
Average prepayment speed (CPR) decreased to 12.9% for the second quarter of 2014, as compared to 20.8% for the second quarter of 2013. This decline reflects a reduction in refinancing activity primarily due to higher interest rates during the second quarter of 2014 as compared to 2013. For the second quarter of 2014, principal reduction modifications, regular principal repayments and other voluntary payoffs accounted for approximately 79% of average CPR, with real estate sales and other involuntary liquidations accounting for the remaining 21%. For the second quarter of 2013, total voluntary and involuntary reductions accounted for 85% and 15%, respectively, of average CPR. Principal reduction modifications accounted for 2% and 5% of our average prepayment speed for the second quarter of 2014 and 2013, respectively.
Gain on loans held for sale, net includes gains on the sale of modified FHA and VA insured loans, including the Ginnie Mae EBO Transaction completed in the second quarter of 2014. As servicer, we are obligated to repurchase loans from Ginnie Mae guaranteed securitizations in order to complete a modification. Once the modification is completed we pool the loans into new Ginnie Mae guaranteed securitizations at the then prevailing market value.
Operating expenses increased by $15.5 million in the second quarter of 2014, or 5%, as compared to the second quarter of 2013:

•
Compensation and benefits decreased by $18.3 million primarily as a result of platform integration that reduced the average U.S. based headcount by 29%, offset in part by a 41% increase in average India based and other headcount.

•
MSR amortization expense decreased by $7.6 million principally due to the effects of a change in accounting estimate in the first quarter of 2014 which reduced amortization expense by $21.9 million in the second quarter of 2014. See

Note 1 – Description of Business and Basis of Presentation for more information regarding this change in accounting estimate.

•	Servicing and origination expenses, including changes in fair value of our MSRs that we have elected to measure at fair value increased by $4.1 million.

◦
We recognized losses of $6.6 million in the second quarter of 2014 versus a gain of $12.6 million in the second quarter of 2013. Primary mortgage rates declined 0.19% during the second quarter of 2014 and increased 0.46% during the second quarter of 2013.

◦
Other servicing and origination expenses declined by $15.1 million as a result of slower voluntary prepayments in our Agency portfolio and reduced delinquent UPB in our Ginnie Mae servicing portfolio, primarily in connection with the Ginnie Mae EBO Transactions.

•
Professional services expense increased by $8.8 million part because of higher legal costs as a result of additional regulatory compliance costs and an increase in settlement expense. In addition, amounts that we billed for reimbursement of transition services related to the ResCap Acquisition have decreased.

•
Provision for bad debt increased by $8.5 million largely in connection with advances related to Agency loans that have been deemed non-reimbursable as well as a general aging of advance balances and accounts receivable from investors.

•
Overhead cost allocations for support services including law, human resources, accounting and finance increased by $19.0 million primarily due to the integration of ResCap corporate support functions which were previously charged directly to the Servicing segment.

Interest expense increased by $21.2 million, or 19%, in the second quarter of 2014 principally as the result of higher average outstanding borrowings offset, in part, by a decline in the average effective rate on our borrowings. Average borrowings under our match funded advance financing facilities and our financing liabilities increased by 4% and 95%, respectively, during the second quarter of 2014 as compared to the second quarter of 2013. The increase in our financing liabilities is a result of HLSS Transactions completed during the second half of 2013 and the OASIS and Ginnie Mae EBO transactions completed in 2014.
Six Months Ended June 30, 2014 versus 2013. Residential servicing and subservicing fee revenue for the six months ended June 30, 2014 was $973.9 million, a 16% increase over the same period in 2013, primarily as a result of a 14% increase in the average UPB of our residential servicing portfolio, a 7% increase in completed modifications and an increase in the proportion of the portfolio attributable to servicing versus subservicing. The increase in the average UPB of our total residential portfolio is attributable to acquisitions and new MSR capitalization in connection with our lending activities, offset by runoff resulting from principal repayments, modifications, real estate sales and servicing transfers. Servicing and subservicing fees for the six months ended June 30, 2014 includes a full six months of revenue attributed to ResCap servicing, which we acquired on February 15, 2013.
Gains on the sale of modified FHA and VA insured loans increased because the six months ended June 30, 2014 includes a full six months of activity as this business was acquired as part of the ResCap Acquisition. Also, gains recognized during the six months ended June 30, 2014 include gains on the Ginnie Mae EBO Transactions.
Operating expenses increased by $111.8 million for the six months ended June 30, 2014, or 23%, as compared to the six months ended June 30, 2013 primarily as a result of changes in the value of our fair value elected MSRs and the effects of acquisitions completed during 2013. We continue to incur the operating costs of maintaining the ResCap platform until we complete the integration onto the REALServicing platform. Once we complete the integration, we expect our operating expenses to decline, which we have already begun to see during the second quarter of 2014. Operating expenses for the six months ended June 30, 2014 includes a full six months of costs attributed to ResCap.

•
During the six months ended June 30, 2014, primary mortgage rates fell 0.31%, resulting in a loss in fair value of $11.8 million versus an increase in the primary mortgage rate of 0.68% resulting in an increase in fair value of $12.0 million during the six months ended June 30, 2013.

•
Amortization of MSRs increased as a result of the asset and platform acquisitions throughout 2013, offset in part by the effects of the change in accounting estimate in the first quarter of 2014 which reduced amortization expense by $47.9 million for the six months ended June 30, 2014.

•
We recognized $39.8 million of additional bad debt expense in the six months ended June 30, 2014 as compared to 2013 largely in connection with a write-down of receivables related to a subservicing portfolio that has been transferred and advances related to Agency loans that have been deemed non-reimbursable.

•	Overhead cost allocations for support services including law, human resources, accounting and finance increased $40.9 million in the six months ended June 30, 2014 as compared to 2013.

•
Compensation and benefits expense for the six months ended June 30, 2014 decreased by $19.8 million as compared to 2013, primarily as a result of platform integration activities that reduced our average US-based headcount by 24% while our India-based and other average headcount increased by 28%.

Interest expense increased by $71.1 million, or 36%, in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 with $85.3 million attributable to a 69% increase in the average balance of the HLSS financing liabilities. This increase was partly offset by a $23.3 million decline in interest expense on our match funded advance financing facilities primarily as a result of a decrease in the average effective interest rate on these facilities because of lower spreads over LIBOR.
Loss on debt redemption for the six months ended June 30, 2013 of $17.0 million represents of losses we recognized during the first quarter of 2013 when we repaid the balance outstanding on an earlier SSTL with the proceeds from a new SSTL that we entered into on February 14, 2013 in connection with the ResCap Acquisition.

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
Reverse mortgages are originated and purchased through our Liberty lending operations under the guidelines of the HECM reverse mortgage insurance program of the Department of Housing and Urban Development (HUD). Loans originated under this program are guaranteed by the FHA, which provides investors’ protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae Home Equity Conversion Mortgage-Backed Security (HMBS) program. Variable rate HECM loans allow borrowers to make additional draws in the future. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with these Future draws. At June 30, 2014, Future Value is estimated to be $36.9 million. We use a third-party valuation expert to determine Future Value based on the net present value of the estimated future cash flows of the loans and utilizing a discount rate of 12% and projected performance assumptions in line with historical experience and industry benchmarks.
Our production, by channel, for the three and six months ended June 30, 2014 and 2013, is as follows:

	Correspondent	Wholesale	Direct	Total
Three months ended June 30, 2014
Forward loans (1)	$632,471	$229,600	$301,511	$1,163,582
Reverse loans (2)	38,345	70,503	36,227	145,075
Total	$670,816	$300,103	$337,738	$1,308,657

Six months ended June 30, 2014
Forward loans (1)	$1,323,126	$381,165	$599,987	$2,304,278
Reverse loans (2)	83,931	148,018	76,371	308,320
Total	$1,407,057	$529,183	$676,358	$2,612,598

Three months ended June 30, 2013
Forward loans (1)	$1,272,449	$260,646	$59,636	$1,592,731
Reverse loans (2)	77,290	181,385	111,358	370,033
Total	$1,349,739	$442,031	$170,994	$1,962,764

Six months ended June 30, 2013
Forward loans (1)	$3,588,657	$307,302	$90,686	$3,986,645
Reverse loans (2)	77,290	181,385	111,358	370,033
Total	$3,665,947	$488,687	$202,044	$4,356,678

(1)	Includes loans originated or purchased by Homeward and OLS.

(2)	Includes loans originated or purchased by Liberty.

The following table presents the results of operations of the Lending segment for the three and six months ended June 30. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
Revenue
Gain on loans held for sale, net
Forward mortgages	$15,654	$8,274	89%	$32,948	$13,037	153%
Reverse mortgages	6,531	12,049	(46)	12,013	12,049	—
	22,185	20,323	9	44,961	25,086	79
Other	8,981	13,412	(33)	14,972	22,557	(34)
Total revenue	31,166	33,735	(8)	59,933	47,643	26

Operating expenses
Compensation and benefits	15,580	17,318	(10)	32,553	22,859	42
Amortization of mortgage servicing rights	404	—	n/m	519	—	n/m
Servicing and origination	3,338	3,730	(11)	8,634	5,662	52
Technology and communications	1,171	648	81	2,412	1,969	22
Professional services	1,011	1,181	(14)	2,003	1,918	4
Occupancy and equipment	802	850	(6)	2,391	1,352	77
Other operating expenses	4,858	5,214	(7)	10,117	6,281	61
Total operating expenses	27,164	28,941	(6)	58,629	40,041	46

Income from operations	4,002	4,794	(17)	1,304	7,602	(83)

Other income (expense)
Interest income	4,282	4,587	(7)	8,291	9,366	(11)
Interest expense	(2,219)	(4,001)	(45)	(5,670)	(6,829)	(17)
Gain on debt redemption	356	3,192	(89)	2,609	3,192	(18)
Other, net	632	1,549	(59)	1,098	1,816	(40)
Other income, net	3,051	5,327	(43)	6,328	7,545	(16)

Income before income taxes	$7,053	$10,121	(30)	$7,632	$15,147	(50)
n/m: not meaningful
Three Months Ended June 30, 2014 versus 2013. For the second quarter of 2014, the Homeward lending operations generated $8.7 million of pre-tax income on revenues of $20.4 million and originated $1.2 billion UPB of forward mortgage loans. This compares to $5.8 million of pre-tax income on revenues of $15.2 million and forward mortgage originations of $1.6 billion UPB in the second quarter of 2013. Forward lending results improved in the second quarter of 2014 as compared to the second quarter of 2013 due to a significant shift in channel business mix from the lower margin correspondent channel to the higher margin direct channel, more than offsetting the 27% decline in total funding volume.
During the second quarter of 2014, Liberty reverse mortgage operations incurred a pre-tax loss of $1.6 million on revenues of $10.8 million and funded reverse mortgage volume of $145.1 million UPB. This compares to $4.3 million of pre-tax income on revenues of $18.5 million and reverse mortgage originations of $370.0 million UPB in the second quarter of 2013. Due to the HECM program changes by HUD in 2013, the reverse mortgage market shifted from being primarily fixed rate to a majority of variable rate product as a result of government program changes. This resulted in lower industry and Liberty volume. This also resulted in lower loan size at origination, which in turn results in a lower gain on sale. Over time, the loan balances on these variable rate LIBOR loans increase through subsequent draws by the borrowers. As these additional draws are securitized, we expect to recognize additional gain on sale without incurring much additional cost. We estimate the pre-tax Future Value of the draws related to second quarter of 2014 production to be $10.0 million.
We sell MSRs for certain loans that may qualify under the federal government’s HARP to an unrelated third party in transactions accounted for as secured financings. During the three months ended June 30, 2014, we recognized gains of $0.4 million on the retirement of the related financing liabilities upon repurchase of those MSRs related to loans that were successfully refinanced.
Six Months Ended June 30, 2014 versus 2013. For the six months ended June 30, 2014, the Homeward lending operations generated $15.6 million of pre-tax income on revenues of $42.4 million. This compares to $10.8 million of pre-tax income on revenues of $29.1 million for the six months ended June 30, 2013. Forward mortgage originations for the six months ended June 30, 2014 and 2013 were $2.3 billion and $4.0 billion, respectively. Due to the shift in channel business mix from the lower margin correspondent channel to the higher margin direct channel, forward lending results improved despite the effects of the 42% decrease in total funding volume.
During the six months ended June 30, 2014, Liberty incurred a pre-tax loss of $8.0 million on revenues of $17.5 million and funded reverse mortgage volume of $308.3 million. The results of the Lending segment for the six months ended June 30, 2013 includes Liberty’s reverse mortgage operation beginning as of the acquisition date of April 1, 2013.

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
The following table presents selected results of operations of Corporate Items and Other for the three and six months ended June 30. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months		Six Months
	2014	2013	2014	2013
Revenue	$1,467	$1,241	$3,180	$17,954
Operating expenses	20,237	63,248	30,075	84,216
Loss from operations	(18,770)	(62,007)	(26,895)	(66,262)
Other income (expense), net	(2,634)	1,676	(8)	4,721
Loss before income taxes	$(21,404)	$(60,331)	$(26,903)	$(61,541)
Three Months Ended June 30, 2014 versus 2013. Operating expenses for the three months ended June 30, 2014 includes the accelerated recognition of $5.4 million of expense related to surrendered stock options as well as certain non-recurring regulatory monitoring costs which have not been allocated to the business segments. Operating expenses for the three months ended June 30, 2013 include the $52.8 million charge recorded in connection with the Ocwen National Mortgage Settlement. Other expense, net for the three months ended June 30, 2014 includes $3.3 million of interest expense on the $350.0 million Senior Unsecured Notes that we issued on May 12, 2014.
Six Months Ended June 30, 2014 versus 2013. Revenues and operating expenses for the six months ended June 30, 2013 include $16.2 million and $15.3 million, respectively, related to the diversified fee-based businesses that we acquired as part of the Homeward and ResCap acquisitions and subsequently sold to Altisource. Operating expenses for the six months ended June 30, 2013 also include the $52.8 million charge disclosed above that we recorded during the second quarter in connection with the Ocwen National Mortgage Settlement.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2014, our cash position was $259.5 million compared to $178.5 million at December 31, 2013. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts. Our priorities for deployment of excess cash are: (1) supporting the growth of our core servicing and lending businesses, (2) expanding into similar or complimentary businesses that meet our return on capital requirements, and (3) repurchasing shares of our common stock.
On October 31, 2013, we announced that our board of directors had authorized a share repurchase program for an aggregate of up to $500.0 million of our issued and outstanding shares of common stock. The purpose of this program is to provide a tax efficient way to return cash to shareholders when it is deemed the shares are attractively priced. On February 27, 2014, we announced a general goal of buying at least the prior quarter’s earnings in the three months following our earnings announcements. We may buy more or less in any given period and our intentions may change. During the six months ended June 30, 2014, we completed the repurchase of 2,663,334 shares of common stock under this program for a total purchase price of $94.6 million, including 2,603,334 shares for $92.3 million during the second quarter of 2014. As of June 30, 2014, the approximate remaining value of shares that may be repurchased under the plan was $345.4 million. During the period July 1, 2014 through August 8, 2014, we completed the repurchase of an additional 1,953,407 shares of common stock for $65.5 million.
Our ability to finance servicing advances is a significant factor that affects our liquidity. To fund additional advance obligations, we have typically “upsized” existing advance facilities or created new advance facilities prior to the funding obligation and then pledged additional advances to support the borrowing. Our ability to continue to pledge collateral under each advance facility depends on the performance of the collateral. Advances and match funded advances comprised 41% of total assets at June 30, 2014. We use advance facilities to fund our servicing advance obligations. Our borrowings under these facilities are secured by pledges of servicing advances. At June 30, 2014, $452.5 million of the total maximum borrowing capacity under our servicing advance facilities of $2.5 billion remained available; however, none could be used based on the amount of available collateral. In addition, a number of our match funded advance facilities contain provisions that limit the eligibility of advances to be financed based on the length of time that advances are outstanding, and certain of our match funded advance facilities have provisions that limit new borrowings if average foreclosure timelines extend beyond a certain time period, either of which, if such provisions applied, could adversely affect liquidity by reducing our average effective advance rate. Currently, the majority of our collateral qualifies for financing under the advance facility to which it is pledged.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. The majority of these warehouse facilities are structured as repurchase agreements under which ownership of the loans is temporarily transferred to a lender. The loans are transferred at a discount or “haircut” which serves as the primary credit enhancement for the lender. The funds are repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30-45 days. At June 30, 2014, $581.1 million of borrowing capacity was available under our lending warehouse facilities including our warehouse facilities for reverse mortgages. See Note 11 – Borrowings to our unaudited Consolidated Financial Statements for additional details.
In addition to these near-term sources, potential additional long-term sources of liquidity include proceeds from long-term secured borrowings such as the SSTL facility and proceeds from the issuance of senior unsecured notes and equity capital; although, we cannot assure that these sources will be available on terms that we find acceptable. On May 12, 2014, we issued $350.0 million Senior Unsecured Notes with an interest rate of 6.625% that mature on May 15, 2019. To date the proceeds have been used to fund repurchases of common stock, to reduce borrowing used to finance servicing advances and for other general corporate purposes. See Note 11 – Borrowings to our unaudited Consolidated Financial Statements for additional details regarding these notes. In the current favorable interest rate environment, we continue to assess all financing options.
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
We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to minimize liquidity risk. We also monitor the duration of our funding sources to better match the duration of our advances and corresponding borrowings. We believe that we have sufficient sources of cash and debt financing to fund all but the largest servicing acquisitions without issuing common equity capital.
Certain of our existing debt covenants limit our ability to incur additional debt in relation to our equity and require that we maintain minimum levels of liquid assets and earnings. Failure to comply with these covenants could result in restrictions on new borrowings or the early termination of our borrowing facilities. We are currently in compliance with these covenants.
Consistent with our ‘asset-light’ strategy, we continue to execute transactions that achieve the multiple objectives of providing cost effective financing and the mitigation of exposure to market and liquidity risk. During the first quarter of 2014, we settled our first OASIS transaction, raising $123.6 million in financing in connection with $11.8 billion of Freddie Mac MSR UPB, which, among other things, mitigates our exposure to voluntary prepayments with respect to these MSRs. We intend to execute additional transactions under this type of facility in the future.
Cash Flows
Our operating cash flow is primarily impacted by the timing of acquisitions, economic assumptions impacting our servicer models and our ‘asset light’ strategy. The timing of portfolio acquisitions impacts our operating cash. We generally expect our loss mitigation strategies to begin accelerating servicing advance collections within six months of boarding onto our REALServicing platform. Platform acquisitions, including Homeward and ResCap, have longer integration timelines, and as a result, are not expected to follow our historical collection trends until the transfers to the REALServicing platform are completed. We expect to complete the last transfers related to these acquisitions in the second half of 2014.

Improving home prices translate into higher expected liquidation proceeds in our servicing models. With higher expected liquidation proceeds, we began to fund advances again on certain loans that were in stop-advance status. In the short-term, this increases servicing advances. To the extent delinquencies stabilize or improve, we expect to return to our historical trend even as home prices continue to recover. Finally, because we classify proceeds from the sale of servicing advances as investing activities, cash generated from our operations related to collections of servicing advances has declined. We expect this trend to continue to the extent sales to HLSS remain the most efficient source of funding for our non-Agency MSRs. Operating cash flows were used principally to fund the portions of acquisitions not funded through borrowings.
Cash flows for the six months ended June 30, 2014. Our operating activities provided $210.0 million of cash largely due to net income of $127.5 million adjusted for MSR amortization of $125.3 million and other non-cash items and $123.3 million of net collections of servicing advances offset in part by loan originations, net of proceeds from sales of loans, and the net settlement paid in May 2014 in connection with the Ocwen National Mortgage Settlement.
Our investing activities used $542.2 million of cash. Investing activities include cash outflows in connection with our reverse mortgage securitizations of $357.1 million accounted for as secured financings. In addition, we paid $216.7 million in connection with acquisitions completed during the six months ended June 30, 2014.
Our financing activities provided $413.1 million of cash. Cash provided by our financing activities includes $381.6 million in connection with our reverse mortgage securitization activities. Financing activities also include $343.8 million of cash received in connection with the issuance of $350.0 million of Senior Unsecured Notes, net of the payment of $6.2 million of debt issuance costs. In addition, we received $123.6 million of proceeds from the OASIS transaction involving the financing of Freddie Mac MSRs and $81.8 million of proceeds from the sale of advances to HLSS acquired in connection with the Ginnie Mae EBO Transactions, both of which we accounted for as financing transactions. These cash inflows were partially offset by a paydown of match funded liabilities using a portion of the proceeds from the newly issued Senior Unsecured Notes and a net reduction in borrowings under mortgage warehouse facilities used to fund originated forward loans which declined during the period. Also, we completed the repurchase of 2,663,334 shares of common stock under our stock repurchase program, paying $94.6 million in connection with these repurchases.
Cash flows for the six months ended June 30, 2013. Our operating activities provided $867.6 million of cash largely due to $429.2 million of collections of servicing advances, $75.6 million of net cash provided by our loans held for sale activities and net income of $114.6 million adjusted for MSR amortization of $118.3 million and other non-cash items. Operating cash flows were used principally to repay related match funded liabilities and to fund the portions of the ResCap Acquisition not funded through borrowings.
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
Our financing activities provided $855.7 million of cash. To finance the ResCap acquisition, we deployed approximately $840.0 million of net additional capital from the proceeds of a new $1.3 billion SSTL facility and borrowed $1.2 billion pursuant to three servicing advance facilities, offset by our repayment of the old SSTL which had an outstanding principal balance of $314.2 million at December 31, 2012. We received $148.6 million from the sale of Rights to MSRs to HLSS in transactions accounted for as financings. We used collections of servicing advances and $937.3 million of the proceeds received from the HLSS Transactions to repay match funded liabilities. Debt issuance costs paid on the new SSTL were $24.9 million.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At June 30, 2014, such contractual obligations were comprised of secured and unsecured borrowings, interest payments and operating leases. On May 12, 2014, we issued $350.0 million of Senior Unsecured Notes with an interest rate of 6.625% and maturing on May 15, 2019. There were no other significant changes to our contractual obligations during the six months ended June 30, 2014.
See Note 11 – Borrowings and Note 20 – Commitments and Contingencies to the unaudited Consolidated Financial Statements for additional information.

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
Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 14 – Derivative Financial Instruments and Hedging Activities to the unaudited Consolidated Financial Statements for additional information.
Involvement with SPEs. We use SPEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans. We consolidate the servicing advance financing SPEs. See Note 2 – Securitizations and Variable Interest Entities for additional information.
Mortgage Loan Repurchase and Indemnification Liability. We have exposure to representation, warranty and indemnification obligations in our capacity as a loan originator and servicer. See Note 2 – Securitizations and Variable Interest Entities, Note 12 – Other Liabilities and Note 20 – Commitments and Contingencies to the unaudited Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Dollars in thousands, except per share amounts and unless otherwise indicated)
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Management has processes in place to monitor these judgments and assumptions, including with the Audit Committee of the Board of Directors. Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2013 in Note 1 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.”
Valuation and Amortization of MSRs
As disclosed in Note 1 – Description of Business and Basis of Presentation to the unaudited Consolidated Financial Statements, we have increased our estimate of net servicing income from our servicing portfolio and have accounted for the resulting change in MSR amortization as a change in accounting estimate. The effect of this change on the second quarter of 2014 was to reduce amortization expense by $21.9 million, increase Net income attributable to Ocwen common stockholders by $19.2 million and to increase both basic and diluted earnings per share for the quarter by $0.14. The effect on the six months ended June 30, 2014 was to reduce amortization expense by $47.9 million, increase Net income attributable to Ocwen common stockholders by $42.0 million and to increase basic and diluted earnings per share for the period by $0.31 and $0.30, respectively.

Fair Value Measurements
The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs at the dates indicated:

	June 30, 2014	December 31, 2013
Loans held for sale	$501,843	$566,660
Loans held for investment - reverse mortgages	1,107,626	618,018
MSRs	104,220	116,029
Derivative assets	4,694	15,780
Assets at fair value	$1,718,383	$1,316,487
As a percentage of total assets	21%	17%
Financing liabilities	$1,033,712	$615,576
Liabilities at fair value	$1,033,712	$615,576
As a percentage of total liabilities	16%	10%
Assets at fair value using Level 3 inputs	$1,303,451	$797,396
As a percentage of assets at fair value	76%	61%
Liabilities at fair value using Level 3 inputs	$1,033,712	$615,576
As a percentage of liabilities at fair value	100%	100%
Level 3 assets and liabilities increased during the six months ended June 30, 2014 primarily in connection with reverse mortgage origination and securitization activity. We account for reverse mortgage securitizations as secured financings and have elected the fair value option for the related Loans held for investment - reverse mortgages and Financing liabilities (HMBS-related borrowings). Our economic exposure to these net assets is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by offsetting changes in the value of the related secured financing.
Refer to Note 4 – Fair Value to the unaudited Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

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
We are also evaluating the impact of new standards issued in 2014 that are not effective for us until January 1, 2015 and later, but we do not anticipate that our adoption of these standards will have a material impact on our consolidated financial statements. For additional information, see Note 1 – Description of Business and Basis of Presentation to the unaudited Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands unless otherwise indicated)
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
Interest Rate Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates and the related fair value of these instruments at June 30, 2014 and December 31, 2013. We use certain assumptions to estimate the fair value of these instruments. See Note 4 – Fair Value to the unaudited Consolidated Financial Statements for additional fair value information on financial instruments.

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Assets:
Interest-earning cash	$85,576	$85,576	$87,936	$87,936
Loans held for sale, at fair value	410,335	410,335	503,753	503,753
Loans held for sale, at lower of cost or fair value (1)	91,508	91,508	62,907	62,907
Loans held for investment - reverse mortgages	1,107,626	1,107,626	618,018	618,018
Interest–earning collateral and debt service accounts	85,224	85,224	134,982	134,982
Total rate-sensitive assets	$1,780,269	$1,780,269	$1,407,596	$1,407,596

Rate-Sensitive Liabilities:
Match funded liabilities	$2,072,517	$2,072,517	$2,364,814	$2,364,814
Other secured borrowings (2)	1,685,746	1,675,855	1,777,669	1,762,876
Senior unsecured notes	350,000	361,375	—	—
Total rate-sensitive liabilities	$4,108,263	$4,109,747	$4,142,483	$4,127,690

	June 30, 2014		December 31, 2013
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$1,747,000	$97	$1,868,000	$442
IRLCs	409,141	10,307	751,436	8,433
Forward MBS trades	899,444	(5,710)	950,648	6,905
Derivatives, net		$4,694		$15,780

(1)	Net of market valuation allowances and including non-performing loans.

(2)
Excludes financing liabilities of $629.6 million and $633.8 million at June 30, 2014 and December 31, 2013, respectively, that we recorded in connection with the sales of Rights to MSRs to HLSS which did not qualify as sales for accounting purposes. These financing liabilities have no contractual maturity and are amortized over the life of the transferred Rights to MSRs. Also, excludes the financing liabilities of $1.0 billion and $615.6 million at June 30, 2014 and December 31, 2013, respectively, that we recorded in connection with the securitizations of HMBS which did not quality as sales for accounting purposes. These financing liabilities have no contractual maturity and are amortized as the related loans are repaid. The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates.
Based on June 30, 2014 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of $17.8 million resulting from an increase of $43.4 million in annual interest income and an increase of $25.6 million in annual interest expense.
Sensitivity Analysis
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at June 30, 2014 given hypothetical instantaneous parallel shifts in the yield curve. We used June 30, 2014 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$6,586	$(9,665)
Forward MBS trades	(7,274)	8,318
Total loans held for sale and related derivatives	(688)	(1,347)

Fair value MSRs	(7,850)	7,371
MSRs, embedded in pipeline	(894)	693
Total fair value MSRs	(8,744)	8,064

Total, net	$(9,432)	$6,717

ITEM 4.	CONTROLS AND PROCEDURES
Management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2014.
In connection with the restatement of our Consolidated Financial Statements for the year ended December 31, 2013 discussed in Note 1A — Restatement of Previously Issued Consolidated Financial Statements to our unaudited Consolidated Financial Statements, management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the COSO. Based on this evaluation, management determined that a material weakness in internal control over financial reporting existed as of December 31, 2013. The Company’s controls related to the use of an accounting convention in its application of the interest method to financing liabilities related to Rights to MSRs sold to HLSS were not properly designed to calculate the appropriate allocation of cash payments between principal and interest in connection with the financing liability. Solely as a result of this material weakness , management concluded that our internal control over financial reporting was not effective as of June 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We have corrected our application of the interest method used to calculate the appropriate allocation between principal and interest in connection with accounting for a financing financing liability related to Rights to MSRs sold to HLSS. We are also in the process of implementing new controls related to the monitoring and oversight of valuations of Level 3 assets and liabilities and the level and timing of critical assumptions used in third-party valuations we use in our accounting processes and reporting. Management believes these initiatives will remediate the material weakness in internal control over financial reporting described above. The Company will test the ongoing operating effectiveness of the new controls in future periods. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

There have been no changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 20 – Commitments and Contingencies to the unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves significant risks that are inherent to our business. We describe the principal risks and uncertainties that management believes affect or could affect us under Part I, Item 1A of Amendment No.1 to our Annual Report on Form 10-K for the year ended December 31, 2013. The risks and uncertainties described therein are not the only ones facing us. You should carefully read and consider the risks and uncertainties described therein together with all of the other information included or incorporated by reference in such Annual Report before you make any decision regarding an investment in our common stock. If any of the risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliates
Information regarding repurchases of our common stock during the second quarter of 2014 is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
April 1 - April 30	485,176	$38.7973	485,176	$418.8	million
May 1 - May 31	1,224,779	$33.6714	1,224,779	$377.6	million
June 1 - June 30	893,379	$36.0819	893,379	$345.4	million
Total	2,603,334	$35.4539	2,603,334
On October 31, 2013, we announced that our board of directors had authorized a share repurchase program for an aggregate of up to $500.0 million of our issued and outstanding shares of common stock. Unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 2016. We have used and may continue to use SEC Rule 10b5-1 plans in connection with our share repurchase program. On February 27, 2014, we announced a general goal of buying at least the prior quarter’s earnings in the three months following our earnings announcements. We may buy more or less in any given period and our intentions may change. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Articles of Amendment to Articles of Incorporation (2)
3.4	Articles of Amendment to Articles of Incorporation (3)
3.5	Articles of Correction (3)
3.6	Articles of Amendment to Articles of Incorporation, Articles of Designation, Preferences and Rights of Series A Perpetual Convertible Preferred Stock (4)
3.7	Amended and Restated Bylaws of Ocwen Financial Corporation (5)
4.1	Indenture, dated as of May 12, 2014, between Ocwen Financial Corporation and The Bank of New York Mellon Trust Company, N.A. (6)
4.2	Registration Rights Agreement, dated May 12, 2014, between Ocwen Financial Corporation and Barclays Capital Inc. (6)
10.1	Surrender of Stock Options, dated as of April 22, 2014, between Ocwen Financial Corporation and William C. Erbey (filed herewith)
11.1	Computation of earnings per share (7)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

(1)
Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-1 (File No. 333-5153) as amended, declared effective by the SEC on September 25, 1996.

(2)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(3)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(4)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on December 28, 2012.

(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on May 10, 2013.

(6)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on May 13, 2014.

(7)	Incorporated by reference from “Note 16 – Basic and Diluted Earnings per Share” to our unaudited Consolidated Financial Statements.

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