Form 10-Q
period 2014-09-30
OCWEN FINANCIAL CORP
filed 2014-10-31
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ____________________ to ____________________
Commission File No. 1-13219
OCWEN FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Florida	65-0039856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Abernathy Road NE, Suite 210 Atlanta, Georgia	30328
(Address of principal executive office)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of October 27, 2014: 125,814,811 shares

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
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the Securities and Exchange Commission (SEC) including Amendment No.1 to our Annual Report on Form 10-K for the year ended December 31, 2013, Amendment No.1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2014, our Quarterly Report for the three months ended June 30, 2014 and our Current Reports on Form 8-K. Forward-looking statements speak only as of the date they were made and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to update or revise forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2014	December 31, 2013
Assets
Cash	$299,163	$178,512
Mortgage servicing rights ($101,948 and $116,029 carried at fair value)	1,958,766	2,069,381
Advances	987,286	890,832
Match funded advances	2,359,579	2,552,383
Loans held for sale ($335,950 and $503,753 carried at fair value)	407,887	566,660
Loans held for investment - reverse mortgages, at fair value	1,315,324	618,018
Goodwill	420,201	420,201
Receivables, net	245,817	152,516
Deferred tax assets, net	79,470	115,571
Premises and equipment, net	44,907	53,786
Other assets	237,240	309,143
Total assets	$8,355,640	$7,927,003

Liabilities, Mezzanine Equity and Equity
Liabilities
Match funded liabilities	$2,035,639	$2,364,814
Financing liabilities ($1,854,949 and $1,249,380 carried at fair value)	2,057,490	1,266,973
Other secured borrowings	1,666,427	1,777,669
Senior unsecured notes	350,000	—
Other liabilities	631,641	644,595
Total liabilities	6,741,197	6,054,051

Commitments and Contingencies (Note 22)

Mezzanine Equity
Series A Perpetual Convertible Preferred stock, $.01 par value; 200,000 shares authorized; 62,000 shares issued and outstanding at December 31, 2013	—	60,361

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 127,467,805 and 135,176,271 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,275	1,352
Additional paid-in capital	567,025	818,427
Retained earnings	1,052,236	1,002,963
Accumulated other comprehensive loss, net of income taxes	(8,784)	(10,151)
Total Ocwen stockholders’ equity	1,611,752	1,812,591
Non-controlling interest in subsidiaries	2,691	—
Total equity	1,614,443	1,812,591
Total liabilities, mezzanine equity and equity	$8,355,640	$7,927,003

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Revenue
Servicing and subservicing fees	$465,964	$483,267	$1,448,096	$1,333,392
Gain on loans held for sale, net	27,218	28,262	110,041	72,912
Other revenues	20,516	19,711	59,896	76,014
Total revenue	513,698	531,240	1,618,033	1,482,318

Operating expenses
Compensation and benefits	99,879	118,054	316,118	330,679
Amortization of mortgage servicing rights	60,783	79,183	186,075	197,435
Servicing and origination	49,739	34,236	129,473	89,740
Technology and communications	44,261	38,809	121,234	102,698
Professional services	160,704	19,090	212,745	99,228
Occupancy and equipment	24,697	30,786	82,504	74,631
Other operating expenses	14,976	26,102	101,547	66,007
Total operating expenses	455,039	346,260	1,149,696	960,418

Income from operations	58,659	184,980	468,337	521,900

Other income (expense)
Interest expense	(133,049)	(116,885)	(409,129)	(319,564)
Gain (loss) on debt redemption	—	1,282	2,609	(12,556)
Other, net	2,124	68	14,797	9,115
Total other expense, net	(130,925)	(115,535)	(391,723)	(323,005)

Income (loss) before income taxes	(72,266)	69,445	76,614	198,895
Income tax expense (benefit)	2,992	8,873	24,374	23,752
Net income (loss)	(75,258)	60,572	52,240	175,143
Net income attributable to non-controlling interests	(123)	—	(165)	—
Net income (loss) attributable to Ocwen stockholders	(75,381)	60,572	52,075	175,143
Preferred stock dividends	—	(1,446)	(1,163)	(4,450)
Deemed dividends related to beneficial conversion feature of preferred stock	(808)	(4,401)	(1,639)	(6,573)
Net income (loss) attributable to Ocwen common stockholders	$(76,189)	$54,725	$49,273	$164,120

Earnings (loss) per share attributable to Ocwen common stockholders
Basic	$(0.58)	$0.40	$0.37	$1.21
Diluted	$(0.58)	$0.39	$0.36	$1.17

Weighted average common shares outstanding
Basic	130,551,197	135,787,834	133,318,381	135,705,892
Diluted	130,551,197	140,057,195	136,881,326	139,747,490

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Net income (loss)	$(75,258)	$60,572	$52,240	$175,143

Other comprehensive income (loss), net of income taxes:
Change in deferred loss on cash flow hedges arising during the year (1)	—	—	—	(7,537)
Reclassification adjustment for losses on cash flow hedges included in net income (2)	384	4,714	1,362	6,198
Net change in deferred loss on cash flow hedges	384	4,714	1,362	(1,339)
Other	2	31	5	711
Total other comprehensive income (loss), net of income taxes	386	4,745	1,367	(628)

Comprehensive income (loss)	(74,872)	65,317	53,607	174,515
Comprehensive income attributable to non-controlling interests	(121)	—	(165)	—
Comprehensive income (loss) attributable to Ocwen stockholders	$(74,993)	$65,317	$53,442	$174,515

(1)	Net of tax benefit of $4.8 million for the nine months ended September 30, 2013.

(2)
Net of tax expense of $3.1 million for the three months ended September 30, 2013 and $0.2 million and $3.9 million for the nine months ended September 30, 2014 and 2013, respectively. These losses are reclassified to Other, net in the unaudited Consolidated Statements of Operations. See Note 15 – Derivative Financial Instruments and Hedging Activities for additional information.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2013	135,176,271	$1,352	$818,427	$1,002,963	$(10,151)	$—	$1,812,591
Net income	—	—	—	52,075	—	165	52,240
Preferred stock dividends ($18.75 per share)	—	—	—	(1,163)	—	—	(1,163)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(1,639)	—	—	(1,639)
Conversion of preferred stock	1,950,296	20	61,980				62,000
Repurchase of common stock	(9,920,649)	(99)	(325,510)	—	—	—	(325,609)
Exercise of common stock options	244,000	2	1,036	—	—	—	1,038
Equity-based compensation and other	17,887	—	11,092	—	—	—	11,092
Non-controlling interest in connection with the acquisition of a controlling interest in Ocwen Structured Investments, LLC	—	—	—	—	—	2,526	2,526
Other comprehensive income, net of income taxes		—	—	—	1,367	—	1,367
Balance at September 30, 2014	127,467,805	$1,275	$567,025	$1,052,236	$(8,784)	$2,691	$1,614,443

Balance at December 31, 2012	135,637,932	$1,356	$911,942	$704,565	$(6,441)	$—	$1,611,422
Net income (As Restated)	—	—	—	175,143	—	—	175,143
Preferred stock dividends ($27.92 per share)	—	—	—	(4,450)	—	—	(4,450)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(6,573)	—	—	(6,573)
Conversion of preferred stock	3,145,640	31	99,969	—	—	—	100,000
Repurchase of common stock	(3,145,640)	(31)	(157,849)	—	—	—	(157,880)
Exercise of common stock options	172,969	2	(188)	—	—	—	(186)
Equity-based compensation and other	12,031	—	10,849	—	—	—	10,849
Other comprehensive loss, net of income taxes	—	—	—	—	(628)	—	(628)
Balance at September 30, 2013 (As Restated)	135,822,932	$1,358	$864,723	$868,685	$(7,069)	$—	$1,727,697

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the Nine Months Ended September 30,	2014	2013
		(As Restated)
Cash flows from operating activities
Net income	$52,240	$175,143
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage servicing rights	186,075	197,435
Depreciation	16,601	17,153
Provision for bad debts	49,583	22,386
Gain on sale of loans	(110,041)	(72,912)
Realized and unrealized losses on derivative financial instruments	1,955	12,896
(Gain) loss on extinguishment of debt	(2,609)	12,556
Loss (gain) on valuation of mortgage servicing rights, at fair value	13,147	(11,725)
Decrease (increase) in deferred tax assets, net	35,884	(2,393)
Origination and purchase of loans held for sale	(6,007,152)	(7,072,260)
Proceeds from sale and collections of loans held for sale	6,013,059	7,006,883
Changes in assets and liabilities:
Decrease in advances and match funded advances	236,688	424,008
(Increase) decrease in receivables and other assets, net	(11,806)	265,554
(Decrease) increase in other liabilities	46,243	27,783
Other, net	39,148	1,723
Net cash provided by operating activities	559,015	1,004,230

Cash flows from investing activities
Cash paid to acquire ResCap Servicing Operations (a component of Residential Capital, LLC)	(54,220)	(2,260,830)
Net cash paid to acquire controlling interest in Ocwen Structured Investments, LLC	(7,834)	—
Net cash paid to acquire Liberty Home Equity Solutions, Inc.	—	(26,568)
Net cash acquired in acquisition of Correspondent One S.A.	—	22,108
Distributions of capital from unconsolidated entities	6,572	1,300
Purchase of mortgage servicing rights, net	(19,395)	(676,750)
Acquisition of advances in connection with the purchase of mortgage servicing rights	(84,373)	(445,478)
Acquisition of advances in connection with the purchase of loans	(60,482)	—
Proceeds from sale of advances and match funded advances	—	3,492,489
Net proceeds from sale of diversified fee-based businesses to Altisource Portfolio Solutions, SA	—	215,700
Proceeds from sale of mortgage servicing rights	287	21,511
Origination of loans held for investment – reverse mortgages	(565,670)	(274,081)
Principal payments received on loans held for investment - reverse mortgages	56,193	2,164
Additions to premises and equipment	(7,716)	(24,475)
Other	4,270	2,947
Net cash (used in) provided by investing activities	(732,368)	50,037

Cash flows from financing activities
Repayment of match funded liabilities	(329,175)	(2,169,732)
Proceeds from other secured borrowings	4,352,495	7,935,374
Repayments of other secured borrowings	(4,532,029)	(7,166,050)
Proceeds from issuance of senior unsecured notes	350,000	—
Payment of debt issuance costs	(6,835)	(25,547)
Proceeds from sale of mortgage servicing rights accounted for as a financing	123,551	404,509
Proceeds from sale of loans accounted for as a financing	572,031	272,652
Proceeds from sale of advances accounted for as a financing	88,095	—
Repurchase of common stock	(325,609)	(157,880)
Payment of preferred stock dividends	(1,163)	(4,534)
Other	2,643	(5,703)
Net cash provided by (used in) financing activities	294,004	(916,911)

Net increase in cash	120,651	137,356
Cash at beginning of year	178,512	220,130
Cash at end of period	$299,163	$357,486

Supplemental non-cash investing and financing activities
Conversion of Series A preferred stock to common stock	$62,000	$100,000

Supplemental business acquisition information - ResCap (1)
Fair value of assets acquired
Advances	$—	$(1,786,409)
Mortgage servicing rights	—	(401,314)
Premises and equipment	—	(16,423)
Goodwill	—	(211,419)
Receivables and other assets	—	(2,989)
	—	(2,418,554)
Fair value of liabilities assumed
Accrued expenses and other liabilities	—	74,625
Total consideration	—	(2,343,929)
Amount due to seller (2)	—	83,099
Cash paid	$—	$(2,260,830)

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
SEPTEMBER 30, 2014
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2014. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Amendment 1 to our Annual Report on Form 10-K for the year ended December 31, 2013.
Reclassifications
Within the Assets section of the Consolidated Balance sheet at December 31, 2013, we reclassified Debt service accounts of $129.9 million to Other assets to conform to the current year presentation.
Certain insignificant amounts in the unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 have been reclassified to conform to the current year presentation. These reclassifications had no impact on our consolidated cash flows from operating, investing or financing activities.
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
Change in Accounting Estimate
For servicing assets or liabilities that we account for using the amortization method, we amortize the balances in proportion to, and over the period of, estimated net servicing income (if servicing revenues exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). We determine estimated net servicing income using the estimated future balance of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and scheduled loan amortization. We adjust MSR amortization prospectively in response to changes in estimated projections of future cash flows. As a result of the significant growth and change in composition of our servicing portfolio, we determined that the estimated net servicing income has increased, primarily as a result of lower actual prepayment speeds. We accounted for this change in MSR amortization as a change in an accounting estimate beginning January 1, 2014. This change had the effect of reducing amortization expense and increasing both net income and earnings per share in our unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2014 as follows:

	Three Months	Nine Months
Reduction in Amortization of mortgage servicing rights	$(21,309)	$(69,244)

Increase in Net income attributable to Ocwen common stockholders	$14,920	$48,485

Increase in Earnings per share attributable to Ocwen common stockholders:
Basic	$0.11	$0.36
Diluted	$0.11	$0.35
Recently Issued Accounting Standards
Accounting for Investments in Qualified Affordable Housing Projects (ASU 2014-01)
In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-01. The amendments in this ASU permit an entity to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method, if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and while recognizing the net investment performance in the statement of operations as a component of income tax expense (benefit).
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

Note 1A — Restatement of Previously Issued Consolidated Financial Statements
Subsequent to the issuance of our original Form 10-K for the year ended December 31, 2013, and our original Form 10-Q for the quarter ended March 31, 2014, we determined there was an error in the accounting for a financing liability related to the Rights to MSRs sold to Home Loan Servicing Solutions, Ltd. and its wholly-owned subsidiary, HLSS Holdings, LLC (collectively HLSS). The error relates to the subsequent accounting for the financing liability at fair value and does not impact the initial accounting for the sale of Rights to MSRs to HLSS. As a result, the financial amounts noted below have been restated from amounts previously reported.

The following tables summarize the effect of these restatements on our previously reported amounts.

	Consolidated Statement of Operations for the Three Months Ended September 30, 2013
	As Reported	Restatement	As Restated
Interest expense	$(110,055)	$(6,830)	$(116,885)
Total other expense, net	(108,705)	(6,830)	(115,535)
Income before income taxes	76,275	(6,830)	69,445
Income tax expense	9,273	(400)	8,873
Net income	67,002	(6,430)	60,572
Net income attributable to Ocwen common stockholders	61,155	(6,430)	54,725
Earnings per share attributable to Ocwen common stockholders
Basic	$0.45	$(0.05)	$0.40
Diluted	$0.44	$(0.05)	$0.39

	Consolidated Statement of Operations for the Nine Months Ended September 30, 2013
	As Reported	Restatement	As Restated
Interest expense	$(303,339)	$(16,225)	$(319,564)
Total other expense, net	(306,780)	(16,225)	(323,005)
Income before income taxes	215,120	(16,225)	198,895
Income tax expense	26,250	(2,498)	23,752
Net income	188,870	(13,727)	175,143
Net income attributable to Ocwen common stockholders	177,847	(13,727)	164,120
Earnings per share attributable to Ocwen common stockholders
Basic	$1.31	$(0.10)	$1.21
Diluted	$1.27	$(0.10)	$1.17

	Consolidated Statement of Comprehensive Income for the Three Months Ended September 30, 2013
	As Reported	Restatement	As Restated
Net income	$67,002	$(6,430)	$60,572
Comprehensive income	71,747	(6,430)	65,317

	Consolidated Statement of Comprehensive Income for the Nine Months Ended September 30, 2013
	As Reported	Restatement	As Restated
Net income	$188,870	$(13,727)	$175,143
Comprehensive income	188,242	(13,727)	174,515

	Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2013
	As Reported	Restatement	As Restated
Net income	$188,870	$(13,727)	$175,143

	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2013
	As Reported	Restatement	As Restated
Net income	$188,870	$(13,727)	$175,143
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in deferred tax assets, net	105	(2,498)	(2,393)
Net cash provided by operating activities	1,020,455	(16,225)	1,004,230
Repayments of other secured borrowings	(7,182,275)	16,225	(7,166,050)
Net cash used in financing activities	(933,136)	16,225	(916,911)

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
We report the gain or loss on the transfer of the loans held for sale in Gain on loans held for sale, net in the unaudited Consolidated Statements of Operations along with changes in fair value of the loans and the gain or loss on the related derivatives. See Note 15 – Derivative Financial Instruments and Hedging Activities for information on these derivative financial instruments. We include all changes in loans held for sale and related derivative balances in operating activities in the unaudited Consolidated Statements of Cash Flows.
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding during the three and nine months ended September 30:

	Three Months		Nine Months
	2014	2013	2014	2013
Proceeds received from securitizations	$1,369,468	$1,776,309	$4,346,991	$6,240,459
Servicing fees collected	10,840	6,317	25,174	13,125
Purchases of previously transferred assets, net of claims reimbursed	2,237	—	2,237	—
	$1,382,545	$1,782,626	$4,374,402	$6,253,584
In connection with these transfers, we retained MSRs of $10.7 million and $32.1 million during the three and nine months ended September 30, 2014, respectively, and $16.3 million and $63.2 million during the three and nine months ended September 30, 2013, respectively. We initially record the MSRs at fair value and subsequently account for them at amortized cost. See Note 8 – Mortgage Servicing for information relating to MSRs.

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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss including the unpaid principal balance (UPB) of the transferred loans at the dates indicated:

	September 30, 2014	December 31, 2013
Carrying value of assets:
Mortgage servicing rights, at amortized cost	$84,397	$44,615
Mortgage servicing rights, at fair value	2,965	3,075
Advances and match funded advances	10,153	15,888
Unpaid principal balance of loans transferred (1)	8,816,416	5,641,277
Maximum exposure to loss	$8,913,931	$5,704,855

(1)	The UPB of the loans transferred is the maximum exposure to loss under our standard representations and warranties obligations.
At September 30, 2014 and December 31, 2013, 4.4% and 2.6%, respectively, of the transferred residential loans that we service were 30 days or more past due. During the three and nine months ended September 30, 2014, there were no charge-offs, net of recoveries, associated with these transferred loans.
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
At September 30, 2014 and December 31, 2013, we had HMBS-related borrowings of $1.2 billion and $615.6 million and HECMs pledged as collateral to the pools of $1.3 billion and $618.0 million, respectively. See Note 4 – Fair Value for a reconciliation of the changes in fair value of HECMs and HMBS-related borrowings.
Financings of Advances on Loans Serviced for Others
Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We consolidate these SPEs because Ocwen is the primary beneficiary of the SPE. These SPEs issue debt supported by collections on the transferred advances.
We make the transfers to these SPEs under the terms of our advance financing facility agreements. We classify the transferred advances on our unaudited Consolidated Balance Sheets as Match funded advances and the related liabilities as Match funded liabilities. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by these entities can look only to the assets of the SPE for satisfaction of the debt and have no recourse against Ocwen. However, Ocwen and OLS have guaranteed the payment of the obligations under the securitization documents of one of the entities. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period in December 2014. The entity to which this guarantee applies had $5.0 million of notes outstanding at September 30, 2014. The assets and liabilities of the advance financing SPEs are comprised solely of Match funded advances, Debt service accounts, Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation in our unaudited Consolidated Balance Sheets.
See Note 7 – Match Funded Advances, Note 10 – Other Assets and Note 11 – Borrowings for additional information.

Note 3 – Business Acquisitions
We account for business acquisitions using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period which can extend up to one year from the acquisition date. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business. Measurement period adjustments are applied retrospectively to the period of acquisition.
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
Post-Acquisition Results of Operations
The following table presents the revenue and earnings of the ResCap operations that are included in our unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2013 (from the acquisition date of February 15, 2013):

	Three Months	Nine Months
Revenues	$212,164	$508,589
Net income	$8,230	$81,362
Pro Forma Results of Operations
The following table presents unaudited supplemental pro forma information for Ocwen for the nine months ended September 30, 2013 as if the ResCap Acquisition occurred on January 1, 2012. Pro forma adjustments include:

•	conforming servicing revenues to the revenue recognition policies followed by Ocwen;

•	conforming the accounting for MSRs to the valuation and amortization policies of Ocwen;

•
adjusting interest expense to eliminate the pre-acquisition interest expense of ResCap and to recognize interest expense as if the acquisition-related debt of Ocwen had been outstanding at January 1, 2012; and

•	reporting acquisition-related charges for professional services as if they had been incurred in 2012 rather than 2013.

Revenues	$1,530,055
Net income	$205,062
Other Acquisitions
Correspondent One S.A. (Correspondent One)
On March 31, 2013, we increased our ownership in Correspondent One, an entity formed with Altisource Portfolio Solutions, SA (Altisource) in March 2011, from 49% to 100%. Correspondent One facilitated the purchase of conventional and government insured residential mortgages from approved mortgage originators and resold the mortgages to secondary market investors. We acquired the shares of Correspondent One held by Altisource (49% interest) for $12.6 million and acquired the remaining shares held by an unrelated entity for $0.9 million. We accounted for this transaction as an acquisition and recognized the assets acquired and liabilities assumed at their fair values as of the acquisition date. The acquired net assets were $26.4 million and consisted primarily of cash ($23.0 million) and residential mortgage loans ($1.1 million). We remeasured our previously held investment, which we accounted for using the equity method, at fair value and recognized a loss of $0.4 million. We did not recognize goodwill in connection with this acquisition. Correspondent One is not material to our financial condition, results of operations or cash flows.
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
Ocwen Structured Investments, LLC (OSI)
On January 31, 2014, we increased our ownership in OSI from 26.00% to 87.35%. OSI invests primarily in residential MSRs and the related lower tranches and residuals of mortgage-backed securities. We acquired the additional interest in OSI for $11.0 million. We accounted for this transaction as an acquisition and recognized 100% of the assets acquired and liabilities assumed at their fair values as of the acquisition date. We recognized in equity a noncontrolling interest at its proportionate 12.65% share of the net assets acquired. The acquired net assets were $20.0 million and consisted primarily of MSRs ($9.0 million), mortgage-backed securities ($7.7 million) and cash ($3.2 million). The acquisition of OSI did not have a material impact on our financial condition, results of operations or cash flows.
Facility Closure Costs
We have incurred employee termination benefits, primarily consisting of severance and Worker Adjustment and Retraining Notification Act compensation, lease termination costs for the closure of leased facilities and other contract termination costs in connection with our business acquisitions. The following table provides a reconciliation of the beginning and ending liability balances for these termination costs for the nine months ended September 30, 2014:

	Employee termination benefits	Lease and other contract termination costs	Total
Liability balance as at December 31, 2013	$4,816	$7,432	$12,248
Additions charged to operations (1)	14,748	2,813	17,561
Amortization of discount	—	115	115
Payments	(17,215)	(2,928)	(20,143)
Liability balance as at September 30, 2014 (2)	$2,349	$7,432	$9,781

(1)
Of the additions charged to operations during the period, $14.4 million was recognized in the Servicing segment, $(0.1) million was recognized in the Lending segment and the remaining $3.3 million was recognized in the Corporate Items and Other segment. Charges related to employee termination benefits, lease termination costs and other contract termination costs are reported in Compensation and benefits expense, Occupancy and equipment expense and Other operating expenses, respectively, in the unaudited Consolidated Statements of Operations. The liabilities are included in Other liabilities in the unaudited Consolidated Balance Sheet.

(2)	We expect the remaining liability for employee termination benefits at September 30, 2014 to be settled in late 2014 or early 2015.
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
The carrying amounts and the estimated fair values of our financial instruments and our nonfinancial assets measured at fair value on a recurring or non-recurring basis are as follows at the dates indicated:

		September 30, 2014		December 31, 2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$335,950	$335,950	$503,753	$503,753
Loans held for sale, at lower of cost or fair value (b)	3	71,937	71,937	62,907	62,907
Total Loans held for sale		$407,887	$407,887	$566,660	$566,660
Loans held for investment - Reverse mortgages, at fair value (a)	3	$1,315,324	$1,315,324	$618,018	$618,018
Advances and match funded advances (c)	3	3,346,865	3,346,865	3,443,215	3,443,215
Receivables, net (c)	3	245,817	245,817	152,516	152,516

Financial liabilities:
Match funded liabilities (c)	3	$2,035,639	$2,035,639	$2,364,814	$2,364,814
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$1,236,094	$1,236,094	$615,576	$615,576
Financing liability - MSRs pledged (a)	3	618,855	618,855	633,804	633,804
Other (c)	3	202,541	206,261	17,593	17,593
Total Financing liabilities		$2,057,490	$2,061,210	$1,266,973	$1,266,973
Other secured borrowings:
Senior secured term loan (c)	3	$1,276,142	$1,259,601	$1,284,901	$1,270,108
Other (c)	3	390,285	390,285	492,768	492,768
Total Other secured borrowings		$1,666,427	$1,649,886	$1,777,669	$1,762,876

Senior unsecured notes	2	$350,000	$338,625	$—	$—

Derivative financial instruments (a):
IRLCs	2	$6,117	$6,117	$8,433	$8,433
Forward MBS trades	1	(1,089)	(1,089)	6,905	6,905
Interest rate caps	3	91	91	442	442

MSRs:
MSRs, at fair value (a)	3	$101,948	$101,948	$116,029	$116,029
MSRs, at amortized cost (c)	3	1,856,818	2,364,393	1,953,352	2,441,719
Total MSRs		$1,958,766	$2,466,341	$2,069,381	$2,557,748

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis for the three and nine months ended September 30. The information presented for 2013 has been revised to include Financing liability - MSRs pledged in conformity with the 2014 presentation of Level 3 assets and liabilities.

	Loans Held for Investment - Reverse Mortgages	Financing Liability - MSRs Pledged	HMBS-Related Borrowings	Derivative Financial Instruments, net	MSRs	Total
Three months ended September 30, 2014
Fair value at July 1, 2014	$1,107,626	$(629,579)	$(1,033,712)	$97	$104,220	$(451,348)
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	—
Issuances	208,566	—	(190,452)	—	—	18,114
Sales	—	—	—	—	—	—
Settlements (1)	(27,592)	10,724	12,690	—	(934)	(5,112)
	180,974	10,724	(177,762)	—	(934)	13,002
Total realized and unrealized gains and (losses):
Included in earnings	26,724	—	(24,620)	(6)	(1,338)	760
Included in Other comprehensive income (loss)	—	—	—	—	—	—
	26,724	—	(24,620)	(6)	(1,338)	760
Transfers in and / or out of Level 3	—	—	—	—	—	—
Fair value at September 30, 2014	$1,315,324	$(618,855)	$(1,236,094)	$91	$101,948	$(437,586)

	Loans Held for Investment - Reverse Mortgages	Financing Liability - MSRs Pledged	HMBS-Related Borrowings	Derivative Financial Instruments, net	MSRs	Total
Three months ended September 30, 2013
Fair value at July 1, 2013	$76,649	$(437,734)	$(73,641)	$176	$97,163	$(337,387)
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	—
Issuances	211,052	(239,851)	(206,714)	—	—	(235,513)
Sales	—	—	—		—	—
Settlements	(1,293)	17,764	1,021	(176)	—	17,316
	209,759	(222,087)	(205,693)	(176)	—	(218,197)
Total realized and unrealized gains and (losses):
Included in earnings	4,445	—	(4,942)	—	(225)	(722)
Included in Other comprehensive income (loss)	—	—	—	—	—	—
	4,445	—	(4,942)	—	(225)	(722)
Transfers in and / or out of Level 3	—	—	—	—	—	—
Fair value at September 30, 2013	$290,853	$(659,821)	$(284,276)	$—	$96,938	$(556,306)

	Loans Held for Investment - Reverse Mortgages	Financing Liability - MSRs Pledged	HMBS-Related Borrowings	Derivative Financial Instruments, net	MSRs	Total
Nine months ended September 30, 2014
Fair value at January 1, 2014	$618,018	$(633,804)	$(615,576)	$442	$116,029	$(514,891)
Purchases, issuances, sales and settlements:
Purchases	—	—	—	23	—	23
Issuances	565,670	—	(572,031)	—	—	(6,361)
Transfer from loans held for sale, at fair value	110,874	—	—	—	—	110,874
Sales	—	—	—	—	—	—
Settlements (1)	(56,193)	14,949	25,725	—	(934)	(16,453)
	620,351	14,949	(546,306)	23	(934)	88,083
Total realized and unrealized gains and (losses): (2)
Included in earnings	76,955	—	(74,212)	(374)	(13,147)	(10,778)
Included in Other comprehensive income (loss)	—	—	—	—	—	—
	76,955	—	(74,212)	(374)	(13,147)	(10,778)
Transfers in and / or out of Level 3	—	—	—	—	—	—
Fair value at September 30, 2014	$1,315,324	$(618,855)	$(1,236,094)	$91	$101,948	$(437,586)

	Loans Held for Investment - Reverse Mortgages	Financing Liability - MSRs Pledged	HMBS-Related Borrowings	Derivative Financial Instruments, net	MSRs	Total
Nine months ended September 30, 2013
Fair value at January 1, 2013	$—	$(303,705)	$—	$(10,668)	$85,213	$(229,160)
Purchases, issuances, sales and settlements:
Purchases	10,251	—	(10,179)	—	—	72
Issuances	274,081	(388,473)	(272,652)	—	—	(387,044)
Sales	—	—	—	24,156	—	24,156
Settlements	(2,164)	32,357	1,888	(1,242)	—	30,839
	282,168	(356,116)	(280,943)	22,914	—	(331,977)
Total realized and unrealized gains and (losses):
Included in earnings	8,685	—	(3,333)	117	11,725	17,194
Included in Other comprehensive income (loss)	—	—	—	(12,363)	—	(12,363)
	8,685	—	(3,333)	(12,246)	11,725	4,831
Transfers in and / or out of Level 3	—	—	—	—	—	—
Fair value at September 30, 2013	$290,853	$(659,821)	$(284,276)	$—	$96,938	$(556,306)

(1)
In the event of a transfer of servicing to another party related to Rights to MSRs sold to HLSS, we are required to reimburse HLSS at predetermined contractual rates for the loss of servicing revenues. Settlements for Financing liability - MSRs pledged for the three and nine months ended September 30, 2014 includes $2.0 million of such reimbursements.

(2)	Total losses attributable to derivative financial instruments still held at September 30, 2014 were $0.4 million for the nine months ended September 30, 2014.

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
The more significant assumptions used in the September 30, 2014 valuation include:

•	Life in years ranging from 6.64 to 10.75 (weighted average of 6.99);

•	Conditional repayment rate ranging from 4.82% to 53.75% (weighted average of 19.28%); and

•	Discount rate of 3.20%.
Significant increases or decreases in any of these assumptions in isolation could result in a significantly lower or higher fair value, respectively. The effects of changes in the assumptions used to value the loans held for investment are largely offset by the effects of changes in the assumptions used to value the HMBS-Related Borrowings that are associated with these loans.
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

Our models calculate the present value of expected future cash flows utilizing assumptions that we believe are used by market participants. We derive prepayment speeds and delinquency assumptions from historical experience adjusted for prevailing market conditions. We utilize a discount rate provided by third-party valuation experts, and we consider external market-based assumptions in determining the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing.
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
The more significant assumptions used in the September 30, 2014 valuation of our MSRs carried at amortized cost include:

•	Prepayment speeds ranging from 9.87% to 16.82% (weighted average of 14.16%) depending on loan type;

•	Delinquency rates ranging from 6.77% to 24.32% (weighted average of 18.96%) depending on loan type;

•	Interest rate of 1-month LIBOR plus a range of 0.00% to 3.50% for computing the cost of financing servicing advances;

•	Interest rate of 1-month LIBOR for computing float earnings; and

•	Discount rates ranging from 9.23% to 16.74% (weighted average of 12.01%).
We perform an impairment analysis based on the difference between the carrying amount and fair value after grouping the underlying loans into the applicable strata. In response to the significant change in the composition of our MSR portfolio as a result of recent acquisitions, our strata are defined as conventional, government insured and non-Agency (i.e. all private label primary and master serviced loans).
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
The primary assumptions used in the September 30, 2014 valuation include an 8.55% weighted average constant prepayment rate and a discount rate equal to 1-Month LIBOR plus 9.01%.
Advances
We value advances at their net realizable value, which generally approximates fair value, because advances have no stated maturity, are generally realized within a relatively short period of time and do not bear interest.
Receivables
The carrying value of receivables generally approximates fair value because of the relatively short period of time between their origination and realization.
Borrowings
Match Funded Liabilities
For match funded liabilities that bear interest at a rate that is adjusted regularly based on a market index, the carrying value approximates fair value. For match funded liabilities that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. We estimate principal repayments of match funded liabilities during the amortization period based on our historical advance collection rates and taking into consideration any plans to refinance the notes. At September 30, 2014, the interest on all borrowings under match funded facilities was based on a variable rate adjusted regularly using a market index, and therefore, the carrying value approximates fair value.
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
The more significant assumptions used in the September 30, 2014 valuation include:

•	Life in years ranging from 4.97 to 10.75 (weighted average of 5.65);

•	Conditional repayment rate ranging from 4.82% to 53.75% (weighted average of 19.28%); and

•	Discount rate of 2.44%.
Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.
Financing Liabilities
MSRs Pledged
We periodically sell rights to receive servicing fees, excluding ancillary income, with respect to certain MSRs (Rights to MSRs) and the related servicing advances to HLSS in transactions we refer to as the HLSS Transactions. Because we have retained legal title to the MSRs, the sales of Rights to MSRs are accounted for as financings. We initially establish the value of the Financing Liability - MSRs Pledged based on the price at which the Rights to MSRs are sold to HLSS. Thereafter, the carrying value of the Financing Liability - MSRs pledged is adjusted to fair value at each reporting date.
Secured Notes
We issued Ocwen Asset Servicing Income Series (OASIS), Series 2014-1 Notes secured by Ocwen-owned MSRs relating to Freddie Mac mortgages. We accounted for this transaction as a financing. We determine the fair value based on bid prices provided by third parties involved in the issuance and placement of the notes.
Other Secured Borrowings
The carrying value of secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. For the SSTL, we used a discount rate of 5.71% and the repayment schedule specified in the loan agreement to determine fair value at September 30, 2014.
Senior Unsecured Notes
We base the fair value on quoted prices in markets with limited trading activity.
Derivative Financial Instruments
Interest rate lock commitments (IRLCs) represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage applicant (locked pipeline), whereby the interest rate is set prior to funding. IRLCs are classified within Level 2 of the valuation hierarchy as the primary component of the price is obtained from observable values of mortgage forwards for loans of similar terms and characteristics. Fair value amounts of IRLCs are adjusted for expected “fallout” (locked pipeline loans not expected to close) using models that consider cumulative historical fallout rates and other factors.
We enter into forward mortgage-backed securities (MBS) trades to provide an economic hedge against changes in fair value of residential forward and reverse mortgage loans held for sale that we carry at fair value. Forward MBS trades are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Forward contracts are actively traded in the market, and we obtain unadjusted market quotes for these derivatives, thus they are classified within Level 1 of the valuation hierarchy.
In addition, we may use interest rate caps to minimize future interest rate exposures on variable rate debt issued on servicing advance facilities from increases in one-month LIBOR interest rates. The fair value for interest rate caps is based on counterparty market prices and adjusted for counterparty credit risk.

See Note 15 – Derivative Financial Instruments and Hedging Activities for additional information regarding derivative financial instruments.

Note 5 – Loans Held for Sale
Loans Held for Sale - Fair Value
Loans held for sale, at fair value, represent residential forward and reverse mortgage loans originated or purchased and held until sold to secondary market investors, such as GSEs or other third parties. The following table summarizes the activity in the balance of Loans held for sale, at fair value, during the nine months ended September 30:

	2014	2013
Beginning balance	$503,753	$426,480
Originations and purchases	3,923,870	5,988,501
Proceeds from sales	(4,010,644)	(6,033,785)
Transfers to loans held for investment - reverse mortgages	(110,874)	—
Gain (loss) on sale of loans	39,486	(46,962)
Other	(9,641)	868
Ending balance	$335,950	$335,102
At September 30, 2014, Loans held for sale, at fair value with a UPB of $311.8 million were pledged to secure warehouse lines of credit in our Lending segment. See Note 11 – Borrowings for additional information.
Loans Held for Sale - Lower of Cost or Fair Value
Loans held for sale, at lower of cost or fair value, include residential loans that we do not intend to hold to maturity. The following table summarizes the activity in the balance of Loans held for sale, at lower of cost or fair value, during the nine months ended September 30:

	2014	2013
Beginning balance	$62,907	$82,866
Purchases	2,083,282	1,144,853
Proceeds from sales	(1,744,273)	(654,916)
Principal payments	(248,552)	(317,528)
Transfers to accounts receivable	(96,257)	(190,185)
Transfers to real estate owned	(4,575)	(2,838)
Gain on sale of loans	32,471	20,336
Increase in valuation allowance	(16,282)	(6,510)
Other	3,216	10,675
Ending balance	$71,937	$86,753
The balances at September 30, 2014 and September 30, 2013 are net of valuation allowances of $47.0 million and $27.0 million, respectively. At September 30, 2014, Loans held for sale, at lower of cost or fair value with a UPB of $21.1 million were pledged to secure a warehouse line of credit in our Servicing segment. See Note 11 – Borrowings for additional information.
The balances at September 30, 2014 and September 30, 2013 include $24.1 million and $60.8 million, respectively, of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations as part of our servicing obligations. Repurchased loans are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.
On March 3, 2014, we purchased delinquent FHA-insured loans with a UPB of $549.4 million out of Ginnie Mae guaranteed securitizations under the terms of a conditional repurchase option whereby as servicer we have the right, but not the obligation, to repurchase delinquent loans at par plus delinquent interest (the Ginnie Mae early buy-out (EBO) program). Immediately after their purchase, we sold the loans (the Ginnie Mae EBO Loans) and related advances to HLSS Mortgage for $612.3 million ($556.6 million for the Ginnie Mae EBO Loans and $55.7 million for the related servicing advances). We recognized a gain of $7.2 million on the sale of the loans.
On May 1, 2014, we purchased a second group of delinquent FHA-insured loans with a UPB of $451.0 million through the Ginnie Mae EBO program for $479.6 million, including delinquent interest. On May 2, 2014, we sold the Ginnie Mae EBO

Loans to an unrelated third party for $462.5 million and recognized a gain of $1.3 million, including the value assigned to the retained MSRs. Separately, we sold $20.2 million of the advances related to these loans to HLSS SEZ LP.
The sales of advances to HLSS Mortgage and to HLSS SEZ LP did not qualify for sales treatment and were accounted for as a financing. See Note 11 – Borrowings for additional information. We refer to the purchase and sale of the Ginnie Mae EBO Loans and the sale of the related advances to HLSS Mortgage and HLSS SEZ LP as the Ginnie Mae EBO Transactions.
Gain on Loans Held for Sale, Net
The following table summarizes the activity in Gain on loans held for sale, net, during the three and nine months ended September 30:

	Three Months		Nine Months
	2014	2013	2014	2013
Gain on sales of loans	$42,185	$4,622	$145,455	$36,156
Change in fair value of IRLCs	(4,188)	18,912	(2,315)	5,918
Change in fair value of loans held for sale	(9,348)	14,362	(97)	1,452
Gain (loss) on economic hedge instruments	(1,145)	(9,408)	(32,183)	30,989
Other	(286)	(226)	(819)	(1,603)
	$27,218	$28,262	$110,041	$72,912
Gains on loans held for sale, net include $10.7 million and $16.3 million for the three months ended September 30, 2014 and 2013, respectively, and $32.1 million and $63.2 million for the nine months ended September 30, 2014 and 2013, respectively, representing the value assigned to MSRs retained on transfers of forward loans.
Also included in Gains on loans held for sale, net are gains of $9.9 million and $50.6 million recorded during the three and nine months ended September 30, 2014, respectively, on sales of repurchased Ginnie Mae loans which are carried at the lower of cost or fair value. For the three and nine months ended September 30, 2013, gains on sales of repurchased Ginnie Mae loans were $4.3 million and $20.5 million, respectively.
Fair value gains recognized in connection with sales of reverse mortgages into Ginnie Mae guaranteed securitizations are also included in Gains on loans held for sale, net and amounted to $20.4 million and $51.4 million for the three and nine months ended September 30, 2014, respectively. Fair value gains for the three and nine months ended September 30, 2013 were $14.5 million and $20.6 million, respectively.

Note 6 – Advances
Advances, net, representing payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	September 30, 2014	December 31, 2013
Servicing:
Principal and interest	$198,540	$141,307
Taxes and insurance	443,255	477,039
Foreclosures, bankruptcy and other (1)	340,882	268,053
	982,677	886,399
Corporate Items and Other	4,609	4,433
	$987,286	$890,832

(1)	The balances at September 30, 2014 and December 31, 2013 are net of an allowance for losses of $48.4 million and $38.4 million, respectively.

The following table summarizes the activity in advances for the nine months ended September 30:

	2014	2013
Beginning balance	$890,832	$184,463
Acquisitions (1)	99,318	708,415
Transfers to match funded advances	(10,156)	(131,197)
Sales of advances to HLSS (2)	—	(61,673)
New advances, net of collections and other	7,292	244,923
Ending balance	$987,286	$944,931

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

Note 7 – Match Funded Advances
Match funded advances on residential loans we service for others are comprised of the following at the dates indicated:

	September 30, 2014	December 31, 2013
Principal and interest	$1,360,568	$1,497,649
Taxes and insurance	788,612	830,113
Foreclosures, bankruptcy, real estate and other	210,399	224,621
	$2,359,579	$2,552,383
The following table summarizes the activity in match funded advances for the nine months ended September 30:

	2014	2013
Beginning balance	$2,552,383	$3,049,244
Acquisitions (1)	85,521	1,448,371
Transfers from advances	10,156	131,197
Sales of advances to HLSS (2)	—	(3,428,234)
Collections, net of new advances and other	(288,481)	(666,853)
Ending balance	$2,359,579	$533,725

(1)
Servicing advances acquired in connection with the acquisitions of MSRs through business acquisitions and asset acquisitions. See Note 3 – Business Acquisitions and Note 8 – Mortgage Servicing for additional information.

(2)	See Note 6 – Advances for additional information.

Note 8 – Mortgage Servicing
Mortgage Servicing Rights – Amortization Method
The following tables summarize the activity in the carrying value of amortization method servicing assets for the nine months ended September 30. Amortization of mortgage servicing rights is reported net of the amortization of servicing liabilities and includes the amount of charges we recognized to increase servicing liability obligations, if any.

	2014	2013
Beginning balance	$1,953,352	$678,937
Additions recognized in connection with business acquisitions:
OSI (1)	9,008	—
ResCap Acquisition (1)	11,370	391,853
Liberty Acquisition (1)	—	2,532
Additions recognized in connection with asset acquisitions:
Ally MSR Transaction	—	683,787
OneWest MSR Transaction (2)	1,516	127,047
Greenpoint MSR Transaction (3)	3,690	—
Other	14,132	3,003
Additions recognized on the sale of mortgage loans	50,480	63,154
Sales	(137)	(17,523)
Servicing transfers and adjustments	(518)	2,052
Amortization	(186,075)	(197,899)
Ending balance	$1,856,818	$1,736,943

Estimated fair value at end of period	$2,364,393	$2,532,239

(1)	See Note 3 – Business Acquisitions for additional information regarding MSRs recognized in connection with business acquisitions.

(2)
The acquired MSRs in 2014 relate to mortgage loans with a UPB of $1.1 billion and related servicing advances of $34.3 million acquired in the final closing of the OneWest MSR Transaction. The OneWest MSR Transaction closed in stages, and the majority of loans were boarded onto our primary servicing platform as of December 31, 2013. As of September 30, 2013, we had acquired MSRs of $127.0 million with a UPB of $30.5 billion and related servicing advance receivables of $371.6 million.

(3)	The acquired MSRs relate to mortgage loans with a UPB of $948.9 million and related servicing advances of $47.6 million.

We have sold certain Rights to MSRs as part of the HLSS Transactions which did not qualify as sales for accounting purposes. In addition, on February 26, 2014, we issued $123.6 million of OASIS Series 2014-1 Notes secured by Ocwen-owned MSRs relating to Freddie Mac mortgages of $11.8 billion UPB. We account for these transactions as financings. See Note 11 – Borrowings for additional information.
Mortgage Servicing Rights—Fair Value Measurement Method
This portfolio comprises servicing rights for which we elected the fair value option and includes Agency forward residential mortgage loans for which we previously hedged the related market risks.
The following table summarizes the activity related to fair value servicing assets for the nine months ended September 30:

	2014	2013
Beginning balance	$116,029	$85,213
Servicing transfers	(934)	—
Changes in fair value (1):
Changes in assumptions	(12,217)	19,800
Realization of cash flows and other changes	(930)	(8,075)
Ending balance	$101,948	$96,938

(1)	Changes in fair value are recognized in Servicing and origination expense in the unaudited Consolidated Statements of Operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of September 30, 2014 given hypothetical instantaneous parallel shifts in the yield curve:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(8,245)	$(16,137)
Discount rate (Option-adjusted spread)	$(4,100)	$(7,905)

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

	Residential	Commercial	Total
UPB at September 30, 2014
Servicing (1)	$360,919,248	$—	$360,919,248
Subservicing	50,360,366	216,111	50,576,477
	$411,279,614	$216,111	$411,495,725
UPB at December 31, 2013
Servicing (1)	$397,546,635	$—	$397,546,635
Subservicing	67,104,697	400,502	67,505,199
	$464,651,332	$400,502	$465,051,834
UPB at September 30, 2013
Servicing (1)	$362,792,312	$—	$362,792,312
Subservicing	72,027,114	495,312	72,522,426
	$434,819,426	$495,312	$435,314,738

(1)
Includes primary servicing UPB of $160.8 billion, $175.1 billion and $177.1 billion at September 30, 2014, December 31, 2013 and September 30, 2013, respectively, for which the Rights to MSRs have been sold to HLSS.

Residential assets serviced includes foreclosed real estate. Residential assets serviced also includes small-balance commercial assets with a UPB of $2.4 billion, $2.6 billion and $2.5 billion at September 30, 2014, December 31, 2013 and September 30, 2013, respectively, that are managed using the REALServicing® platform. Commercial assets consist of large-balance foreclosed real estate.
A significant portion of our non-Agency servicing portfolio servicing agreements contain provisions whereby we could be terminated as servicer without compensation upon the failure of the serviced loans to meet certain portfolio delinquency or cumulative loss thresholds or in the event we fail to maintain required servicer ratings, among other provisions. As a result of the economic downturn of recent years, the portfolio delinquency and/or cumulative loss threshold provisions have been breached by many private-label securitizations in our non-Agency servicing portfolio. Terminations as servicer as a result of a breach of any of these provisions have been minimal. In the event we were terminated as servicer and the Rights to MSRs were sold to HLSS, we would be obligated to compensate HLSS.

Servicing Revenue
The following table presents the components of servicing and subservicing fees for the three and nine months ended September 30:

	Three Months		Nine Months
	2014	2013	2014	2013
Loan servicing and subservicing fees:
Servicing	$331,794	$335,884	$1,039,033	$887,500
Subservicing	30,926	35,286	95,509	115,437
	362,720	371,170	1,134,542	1,002,937
Home Affordable Modification Program (HAMP) fees	37,644	40,213	111,000	118,412
Late charges	27,634	30,445	97,002	85,930
Loan collection fees	8,655	8,387	25,573	22,524
Custodial accounts (float earnings)	1,831	743	5,235	4,533
Other	27,480	32,309	74,744	99,056
	$465,964	$483,267	$1,448,096	$1,333,392
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers, are held in escrow by an unaffiliated bank and are excluded from our balance sheet) amounted to $3.7 billion and $3.5 billion at September 30, 2014 and September 30, 2013, respectively.

Note 9 – Receivables
Receivables consisted of the following at the dates indicated:

	September 30, 2014	December 31, 2013
Servicing:
Government-insured loan claims (1)	$60,236	$54,012
Due from custodial accounts	33,553	2,943
Reimbursable expenses	21,575	35,933
Other servicing receivables	26,673	31,649
	142,037	124,537
Income taxes receivable	56,174	6,369
Due from related parties (2)	30,075	14,553
Other receivables (3)	44,040	24,579
	272,326	170,038
Allowance for losses (1)	(26,509)	(17,522)
	$245,817	$152,516

(1)
The total allowance for losses at September 30, 2014 and December 31, 2013 includes $26.4 million and $17.4 million, respectively, related to receivables of our Servicing business. Allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) at September 30, 2014 and December 31, 2013 were $17.4 million and $14.0 million, respectively.

(2)	See Note 20 – Related Party Transactions for additional information.

(3)
The balance at September 30, 2014 and December 31, 2013 includes $28.3 million and $13.6 million, respectively, related to losses expected to be indemnified under the terms of the merger agreement entered into in connection with the acquisition of Homeward. See Note 20 – Related Party Transactions for additional information regarding this receivable.

Note 10 – Other Assets
Other assets consisted of the following at the dates indicated:

	September 30, 2014	December 31, 2013
Debt service accounts (1)	$100,003	$129,897
Prepaid lender fees and debt issuance costs, net	31,200	31,481
Purchase price deposit (2)	25,000	10,000
Prepaid income taxes	25,142	20,585
Prepaid expenses	12,095	16,132
Derivatives, at fair value (3)	6,169	15,494
Contingent assets - ResCap Acquisition (4)	—	51,932
Investment in unconsolidated entities (5)	—	11,771
Other	37,631	21,851
	$237,240	$309,143

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

(2)
The balance at December 31, 2013 represents an initial cash deposit that we made in connection with the agreement we entered into on December 20, 2013 to acquire MSRs and related advances from Wells Fargo Bank, N.A. This deposit, along with an additional deposit of $15.0 million that we made in January 2014, is being held in an escrow account pending the transaction closing. See Note 22 – Commitments and Contingencies for additional information on this transaction.

(3)	See Note 15 – Derivative Financial Instruments and Hedging Activities for additional information.

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

(5)
The balance at December 31, 2013 includes an investment of $5.1 million in OSI and an investment of $6.6 million in PowerLink Settlement Services, LP and related entities. As disclosed in Note 3 – Business Acquisitions, we increased our ownership in OSI from 26.00% to 87.35% on January 31, 2014. Effective on that date, we began including the accounts of OSI in our consolidated financial statements and eliminated our current investment in consolidation. In June 2014, we received proceeds from the dissolution of PowerLink Settlement Services, LP equal to our investment.

Note 11 – Borrowings
Match Funded Liabilities
Match funded liabilities are comprised of the following at the dates indicated:

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	September 30, 2014	December 31, 2013
Advance Receivable Backed Notes Series 2012-ADV1 (3)	1ML (4) + 175 bps	Jun. 2017	Jun. 2015	$130,753	$344,247	$417,388
Advance Receivable Backed Note	1ML + 300 bps	Dec. 2015	Dec. 2014	44,987	5,013	33,211
2012-Homeward Agency Advance Funding Trust 2012-1 (5)	Cost of Funds + 300 bps	Apr. 2014	Apr. 2014	—	—	21,019
Advance Receivables Backed Notes, Series 2013-VF1, Class A (6)	1ML + 175 bps (7)(11)	Oct. 2044	Oct. 2014	156,812	843,188	1,494,628
Advance Receivables Backed Notes, Series 2013-VF2, Class A (6)	1ML + 167 bps (8)(11)	Oct. 2044	Oct. 2014	75,693	408,019	385,645
Advance Receivables Backed Notes, Series 2013-VF2, Class B (6)	1ML + 425 bps (9)(11)	Oct. 2044	Oct. 2014	2,711	13,577	12,923
Advance Receivables Backed Notes - Series 2014-VF3, Class A (10)	1ML + 175 bps (10)(11)	Oct. 2044	Oct. 2014	78,405	421,595	—
				$489,361	$2,035,639	$2,364,814

Weighted average interest rate					1.91%	2.08%

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

(2)
Borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At September 30, 2014, only $51.2 million of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged.

(3)	On October 28, 2014, the maximum borrowing capacity under this facility was reduced to $450.0 million and will further decline to $400.0 million in February 2015.

(4)	1-Month LIBOR (1ML) was 0.16% and 0.17% at September 30, 2014 and December 31, 2013, respectively.

(5)	Advance facility assumed as part of the acquisition of Homeward. This facility was terminated on April 16, 2014, and the advances pledged to the facility were transferred to another facility.

(6)
These notes were issued in connection with the OneWest MSR Transaction. On February 3, 2014, the maximum borrowing capacity on the 2013-VF2 notes was increased by $100.0 million to a total of $500.0 million. On March 17, 2014, the maximum borrowing capacity under the 2013-VF1 note declined by $500.0 million to a total of $1.0 billion. On October 1, 2014, the VF1 note was fully repaid. The maximum borrowing capacity of the VF2, Class A notes was increased to $564.0 million, and the maximum borrowing capacity of the VF2, Class B notes was increased to $36.0 million. In addition, the amortization date of the VF2 Class A and B notes was extended to October 15, 2015, and the maturity date was extended to October 15, 2045. Finally, a new series, the Series 2014-VF4 note, was issued with a maximum borrowing capacity of $600.0 million, an amortization date of October 15, 2015 and a maturity date of October 15, 2045. The interest margin on this new series of notes was set to 175 bps through July 14, 2015, to 200 bps on July 15, 2015, to 212 bps on August 15, 2015 and to 250 bps on September 15, 2015.

(7)	The interest margin on these notes increased to 200 bps on July 15, 2014, to 225 bps on August 15, 2014 and 250 bps on September 15, 2014.

(8)
The interest margin on these notes increased to 191 bps on July 15, 2014, to 215 bps on August 15, 2014 and 238 bps on September 15, 2014. Effective October 1, 2014, the interest margin on these notes was set to 167 bps through July 14, 2015, to 191 bps on July 15, 2015, to 215 bps on August 15, 2015 and to 239 bps on September 15, 2015.

(9)
The interest margin on these notes increased to 486 bps on July 15, 2014, to 546 bps on August 15, 2014 and 607 bps on September 15, 2014. Effective October 1, 2014, the interest margin on these notes was set to 300 bps through July 14, 2015, to 343 bps on July 15, 2015, to 386 bps on August 15, 2015 and to 429 bps on September 15, 2015.

(10)
This note was issued on March 17, 2014 with a maximum borrowing capacity of $500.0 million. The interest margin on this note increased to 200 bps on July 15, 2014, to 225 bps on August 15, 2014 and 250 bps on September 15, 2014. On October 1, 2014, the maximum borrowing capacity of the note was increased to $600.0 million, the amortization date was extended to October 15, 2015 and the maturity date was extended to October 15, 2045. The interest margin was set to 175 bps through July 14, 2015, to 200 bps on July 15, 2015, to 225 bps on August 15, 2015 and to 250 bps on September 15, 2015.

(11)
On July 15, 2014, the lenders agreed to waive the increase in interest margin scheduled for July 15, 2014. On August 15, 2014, the lenders also agreed to waive the increases in interest margin that were scheduled for August 15, 2014 and September 15, 2014.

Financing Liabilities
Financing liabilities are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	September 30, 2014	December 31, 2013
Servicing:
Financing liability – MSRs pledged	MSRs	(1)	(1)	$618,855	$633,804
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (2)	MSRs	(2)	Feb. 2028	115,039	—
Financing Liability – Advances Pledged (3)	Advances on loans	(3)	(3)	87,502	—
				821,396	633,804

Lending:
Financing liability - MSRs pledged (4)	MSRs	(4)	(4)	—	17,593
HMBS-related borrowings (5)	Loans held for investment (LHFI)	1ML + 245 bps	(5)	1,236,094	615,576
				1,236,094	633,169

				$2,057,490	$1,266,973

(1)
The HLSS Transaction financing liabilities have no contractual maturity. The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows underlying the related MSRs. As discussed in Note 1A — Restatement of Previously Issued Consolidated Financial Statements, we are restating our previously reported consolidated operating results for the three and nine months ended September 30, 2013 to correct an error in the accounting applicable to the financing liabilities in connection with Rights to MSRs sold to HLSS.

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

(4)
Sales of MSRs to a third party accounted for as a financing. The financing liability was being amortized using the interest method with the servicing income that was remitted to the purchaser representing payments of principal and interest. In April 2014, we derecognized the remaining liability related to this MSR sale. During 2014, we recognized a gain of $2.6 million on the extinguishment of the financing liability.

(5)
Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid. See Note 2 – Securitizations and Variable Interest Entities for additional information.

Other Secured Borrowings
Other secured borrowings are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	Available Borrowing Capacity	September 30, 2014	December 31, 2013
Servicing:
SSTL (1)	(1)	1-Month Euro-dollar rate + 375 bps with a Eurodollar floor of 125 bps (1)	Feb. 2018	$—	$1,280,500	$1,290,250
Promissory note (2)	MSRs	1ML + 350 bps	May 2017	—	—	15,529
Repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Jun. 2015	27,338	22,662	17,507
				27,338	1,303,162	1,323,286

Lending:
Master repurchase agreement (4)	LHFS	1ML + 175 bps	Apr. 2015	17,199	132,801	105,659
Participation agreement (5)	LHFS	N/A	May 2015	—	54,369	81,268
Master repurchase agreement (6)	LHFS	1ML + 175 - 275 bps	Oct. 2014	10,645	64,355	91,990
Master repurchase agreement (7)	LHFS	1ML + 175 - 200 bps	Nov. 2014	99,527	50,473	89,836
Master repurchase agreement (8)	LHFI	1ML + 275bps	Oct. 2014	858	36,642	51,975
Mortgage warehouse agreement (9)	LHFI	1ML + 275 bps; floor of 350 bps	May 2015	35,695	24,305	34,292
				163,924	362,945	455,020

Corporate Items and Other:
Securities sold under an agreement to repurchase (10)	Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes	Class A-2 notes: 1ML + 200 bps; Class A-3 notes: 1ML + 300 bps	Monthly	—	4,678	4,712
				191,262	1,670,785	1,783,018
Discount (1)				—	(4,358)	(5,349)
				$191,262	$1,666,427	$1,777,669

Weighted average interest rate					4.94%	4.86%

(1)
This facility had an initial balance of $1.3 billion and was issued with an original issue discount of $6.5 million that we are amortizing over the term of the loan. We are required to repay the principal amount of the borrowings in consecutive quarterly installments of $3.3 million. In addition, we are generally required to use the net cash proceeds (as defined) from any asset sale (as defined) to repay loan principal, subject to a 270-day reinvestment provision (or, in the case of a sale of MSRs, related servicing advances or other related assets to HLSS, we have a 180-day reinvestment provision and the net cash proceeds must be invested in MSRs or related assets, such as advances). We are also required to make mandatory prepayments in certain circumstances based on our corporate leverage ratio (as defined) if we have positive consolidated excess cash flow (as defined) in any fiscal year. The borrowings are secured by a first priority security interest in substantially all of the assets of Ocwen. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate [the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR)], plus a margin of 2.75% and a base rate floor of 2.25% or (b) the one month Eurodollar rate, plus a margin of 3.75% with a one month Eurodollar floor of 1.25%. To date, we have elected option (b) to determine the interest rate.

(2)	This note was repaid in full on February 28, 2014.

(3)	Under this repurchase agreement, the lender provides financing on a committed basis for $50.0 million and, at the discretion of the lender, on an uncommitted basis for an additional $50.0 million.

(4)	Under this repurchase agreement, the lender provides financing on a committed basis for $150.0 million and, at the discretion of the lender, on an uncommitted basis for an additional $150.0 million.

(5)
Under this participation agreement, the lender provides financing on an uncommitted basis for $50.0 million to $100.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement.

(6)
Under this repurchase agreement, the lender provides financing on a committed basis for $75.0 million and, at the discretion of the lender, on an uncommitted basis for an additional $75.0 million. On September 2, 2014, the maturity date of this facility was extended to October 2, 2014. On October 2, 2014, the maturity date was further extended to September 1, 2015.

(7)
Under this repurchase agreement, the lender provides financing on a committed basis for $150.0 million and, at the discretion of the lender, on an uncommitted basis for an additional $300.0 million. On October 24, 2014, this facility was repaid in full and terminated.

(8)
On September 2, 2014, the maturity date of this facility was extended to October 2, 2014, and the maximum borrowing capacity was reduced to $37.5 million on a committed basis plus an additional $37.5 million on an uncommitted basis at the discretion of the lender. On October 1, 2014, the maturity date was extended to October 31, 2014. Effective October 31, 2014, the maturity date was further extended to November 14, 2014.

(9)	In August 2014, the maturity date of this facility was extended to May 28, 2015.

(10)
Represents repurchase agreement for Class A-2 and A-3 notes issued by Ocwen Real Estate Asset Liquidating Trust 2007-1 which have a current face value of $22.4 million at September 30, 2014. This agreement has no stated credit limit and lending is determined for each transaction based on the acceptability of the securities presented as collateral.

Senior Unsecured Notes
On May 12, 2014, Ocwen completed the issuance and sale of $350.0 million of its 6.625% Senior Notes due 2019 (the Senior Unsecured Notes) in a private offering. We received net proceeds of $343.3 million from the sale of the Senior Unsecured Notes after deducting underwriting fees and offering expenses. The Senior Unsecured Notes are general senior unsecured obligations of Ocwen and will mature on May 15, 2019. Interest is payable semi-annually on May 15th and November 15th. The Senior Unsecured Notes are not guaranteed by any of Ocwen’s subsidiaries.
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
In connection with our issuance of the Senior Unsecured Notes, we incurred certain costs that we capitalized and are amortizing over the period from the date of issuance to May 15, 2019. The unamortized balance of these issuance costs was $6.1 million at September 30, 2014.
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
Financial covenants in our borrowing agreements require that we maintain consolidated tangible net worth, the most restrictive of which is $630.0 million plus 65% of quarterly net income, without adjustment for quarterly net losses, beginning with the three months ended December 31, 2012. The required consolidated tangible net worth in connection with this agreement was $957.1 million at September 30, 2014. Should we fail to be in compliance with these requirements, remedies include but are not limited to, at the option of the facility provider, termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting the agreement, and other legal remedies. Our lenders can waive their contractual rights in the event of a default. Our borrowing agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. We believe that we are in compliance with all of our qualitative and quantitative covenants at the date of these financial statements.

Note 12 – Other Liabilities
Other liabilities were comprised of the following at the dates indicated:

	September 30, 2014	December 31, 2013
Liability for indemnification obligations (1)	$143,836	$192,716
Accrued expenses (2)	227,309	108,870
Payable to loan servicing and subservicing investors	83,778	33,501
Due to related parties (3)	60,235	77,997
Liability for selected tax items	30,627	27,273
Checks held for escheat	19,880	24,392
Liability for certain foreclosure matters (4)	—	66,948
Additional purchase price due seller - ResCap Acquisition (5)	—	54,220
Other	65,976	58,678
	$631,641	$644,595

(1)	See Note 22 – Commitments and Contingencies for additional information.

(2)	Accrued expenses at September 30, 2014 includes $100.0 million related to certain regulatory contingencies. See Note 22 – Commitments and Contingencies for additional information.

(3)	See Note 20 – Related Party Transactions for additional information.

(4)	This liability was settled in May 2014. See Note 22 – Commitments and Contingencies for additional information regarding the National Mortgage Settlement.

(5)	See Note 3 – Business Acquisitions for additional information.

Note 13 – Mezzanine Equity
On July 14, 2014, holders of our Series A Perpetual Convertible Preferred Stock (the Preferred Shares) elected to convert the remaining 62,000 shares into 1,950,296 shares of common stock.
The following table summarizes the activity in mezzanine equity for the nine months ended September 30:

	2014	2013
Beginning balance	$60,361	$153,372
Conversion of Preferred Shares	(62,000)	(100,000)
Accretion of beneficial conversion feature discount (Deemed dividend) (1)	1,639	6,573
Ending balance	$—	$59,945

(1)	Accretion includes an accelerated write-off of the unamortized discount of $0.8 million and $3.5 million related to the conversion of Preferred Shares during 2014 and 2013, respectively.

Note 14 – Equity
Common Stock
On July 14, 2014, Ocwen paid $72.3 million to repurchase from the holders of our Preferred Shares all 1,950,296 shares of Ocwen common stock that were issued upon their election to convert the remaining 62,000 Preferred Shares into shares of Ocwen common stock.
On October 31, 2013, we announced that Ocwen’s Board of Directors had authorized a share repurchase program for an aggregate of up to $500.0 million of Ocwen’s issued and outstanding shares of common stock. Repurchases may be made in open market transactions at prevailing market prices or in privately negotiated transactions. Unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 2016. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period. The repurchase of shares issued in connection with the conversion of our Series A Perpetual Convertible Preferred Stock (the Preferred Shares) is not considered to be part of this repurchase program and, therefore, does not count against the $500.0 million aggregate value limit. During the nine months ended September 30, 2014, we completed the repurchase of 7,970,353 shares of common stock in the open market under this program for a total purchase price of $253.4 million. To date through September 30, 2014, we have completed the repurchase of 9,096,060 total shares of common stock under this program for an aggregate purchase price of $313.4 million. See Note 23 – Subsequent Events for information regarding repurchases completed subsequent to September 30, 2014.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCL), net of income taxes, were as follows at the dates indicated:

	September 30, 2014	December 31, 2013
Unrealized losses on cash flow hedges	$8,663	$10,026
Other	121	125
	$8,784	$10,151
See Note 15 – Derivative Financial Instruments and Hedging Activities for the changes in the components of AOCL for the nine months ended September 30, 2014 and 2013.

Note 15 – Derivative Financial Instruments and Hedging Activities
Because many of our current derivative agreements are not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreements. We control this risk through credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amount of our contracts does not represent our exposure to credit loss.

The following table summarizes the changes in the notional balances of our holdings of derivatives during the nine months ended September 30, 2014:

	IRLCs	Forward MBS Trades	Interest Rate Caps
Beginning notional balance	$751,436	$950,648	$1,868,000
Additions	3,795,311	6,951,828	100,000
Amortization	94,571	—	(490,000)
Maturities	(3,298,265)	(3,379,589)	—
Terminations	(876,254)	(3,762,592)	—
Ending notional balance	$466,799	$760,295	$1,478,000

Fair value of derivative assets (liabilities) at:
September 30, 2014	$6,117	$(1,089)	$91
December 31, 2013	$8,433	$6,905	$442

Maturity	Nov. 2014 - Jan. 2014	Nov. 2014 - Dec. 2014	Nov. 2016
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

The following summarizes our open derivative positions at September 30, 2014 and the gains (losses) on all derivatives used in each of the identified hedging programs for the year to date period then ended. None of the derivatives was designated as a hedge for accounting purposes at September 30, 2014:

Purpose	Expiration Date	Notional Amount	Fair Value (1)	Gains / (Losses)	Consolidated Statements of Operations Caption
Hedge the effect of changes in interest rates on interest expense on borrowings
Interest rate caps
Hedge the effect of changes in 1ML on advance funding facilities	Nov. 2016	$1,478,000	$91	$(374)	Other, net
Interest rate risk of mortgage loans held for sale and of IRLCs
Forward MBS trades	Nov. 2014 - Dec. 2014	760,295	(1,089)	(32,183)	Gain on loans held for sale, net
IRLCs	Nov. 2014 - Jan. 2014	466,799	6,117	(2,315)	Gain on loans held for sale, net
Total derivatives			$5,119	$(34,872)

(1)	Derivatives are reported at fair value in Receivables, Other assets and Other liabilities on our unaudited Consolidated Balance Sheet.
Included in AOCL at September 30, 2014 and September 30, 2013, respectively, were $9.2 million and $12.2 million of deferred unrealized losses, before taxes of $0.5 million and $4.5 million, respectively, on interest rate swaps that we designated as cash flow hedges. Changes in AOCL during the nine months ended September 30 were as follows:

	2014	2013
Beginning balance	$10,151	$6,441
Additional net losses on cash flow hedges	—	12,363
Ineffectiveness of cash flow hedges reclassified to earnings	—	(657)
Losses on terminated hedging relationships amortized to earnings	(1,579)	(9,434)
Net increase (decrease) in accumulated losses on cash flow hedges	(1,579)	2,272
Decrease (increase) in deferred taxes on accumulated losses on cash flow hedges	217	(933)
(Decrease) increase in accumulated losses on cash flow hedges, net of taxes	(1,362)	1,339
Other, net of taxes	(5)	(711)
Ending balance	$8,784	$7,069
Projected amortization of deferred unrealized losses from AOCL to earnings during the coming twelve months is $1.6 million.
Other income (expense), net, includes the following related to derivative financial instruments for the three and nine months ended September 30:

	Three Months		Nine Months
	2014	2013	2014	2013
Losses on economic hedges	$(6)	$(103)	$(374)	$(3,822)
Ineffectiveness of cash flow hedges	—	—	—	(657)
Write-off of losses in AOCL for a discontinued hedge relationship	(408)	(7,780)	(1,580)	(9,434)
	$(414)	$(7,883)	$(1,954)	$(13,913)

Note 16 – Interest Expense
The following table presents the components of interest expense for the three and nine months ended September 30:

	Three months		Nine Months
	2014	2013	2014	2013
Financing liabilities (1) (2)	$88,246	$81,192	$281,930	$185,116
Other secured borrowings	20,790	21,608	62,359	60,211
Match funded liabilities	15,097	10,775	46,762	65,774
Senior unsecured notes	6,141	—	9,466	—
Other	2,775	3,310	8,612	8,463
	$133,049	$116,885	$409,129	$319,564

(1)
Includes interest expense related to financing liabilities recorded in connection with the HLSS Transactions as indicated in the table below. As discussed in Note 1A — Restatement of Previously Issued Consolidated Financial Statements, we are restating our previously reported consolidated operating results for the three and nine months ended September 30, 2013 to correct an error in the accounting applicable to the financing liabilities in connection with Rights to MSRs sold to HLSS.

	Three months		Nine Months
	2014	2013	2014	2013
Servicing fees collected on behalf of HLSS	$177,113	$200,838	$553,423	$431,795
Less: Subservicing fee retained by Ocwen	83,550	102,040	266,514	214,587
Net servicing fees remitted to HLSS	93,563	98,798	286,909	217,208
Less: Reduction in financing liability	8,736	17,764	12,960	32,357
Interest expense on HLSS financing liability	$84,827	$81,034	$273,949	$184,851

(2)
Interest expense that we expect to be paid on the HMBS-related borrowings is included with net fair value gains in Other revenues. See Note 2 – Securitizations and Variable Interest Entities for additional information.

Note 17 – Income Taxes
Our effective tax rate for the nine months ended September 30, 2014 and 2013 was 31.8% and 11.9%, respectively. The increase in our effective tax rate is due primarily to changes in the jurisdictional mix of income and expenses. Ocwen avails itself of certain tax benefits in the USVI and other international jurisdictions, which produce a favorable effect on our effective tax rate. To the extent that our pre-tax earnings are weighted more heavily in these lower tax rate jurisdictions, our effective tax rate decreases. If a greater proportion of our pre-tax earnings are earned in higher tax rate jurisdictions, our effective tax rate increases.
As of September 30, 2014 and December 31, 2013, we had approximately $35.1 million and $23.7 million, respectively, of unrecognized tax benefits, all of which if recognized would affect the effective tax rate. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At September 30, 2014 and December 31, 2013, we had accrued interest and penalties related to unrecognized tax benefits of $5.5 million and $3.6 million, respectively.
It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to activities of the Internal Revenue Service or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The range of the possible change in unrecognized tax benefits within the next 12 months cannot be reasonably estimated at September 30, 2014. However, we do not expect that change to have a material impact on our financial position or results of operations.
Our major jurisdiction tax years that remain subject to examination are our U.S. federal tax return for the years ended December 31, 2008 through the present and our India corporate tax returns for the years ended March 31, 2004 through the present. Our U.S. consolidated federal tax return for the years ended December 31, 2008, 2009 and 2010 are currently under examination. In addition, the U.S. federal tax return filed by our USVI subsidiary for the year ended December 31, 2012 is currently under examination.

Note 18 – Basic and Diluted Earnings (Loss) per Share
Basic EPS excludes common stock equivalents and is calculated by dividing net income attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted EPS by dividing net income attributable to Ocwen, as adjusted to add back preferred stock dividends, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and the Preferred Shares.
The following is a reconciliation of the calculation of basic EPS to diluted EPS for the three and nine months ended September 30:

	Three Months		Nine Months
	2014	2013	2014	2013
Basic EPS:
Net income (loss) attributable to Ocwen common stockholders	$(76,189)	$54,725	$49,273	$164,120

Weighted average shares of common stock	130,551,197	135,787,834	133,318,381	135,705,892

Basic EPS	$(0.58)	$0.40	$0.37	$1.21

Diluted EPS (1):
Net income (loss) attributable to Ocwen common stockholders	$(76,189)	$54,725	$49,273	$164,120
Preferred stock dividends (1) (2)	—	—	—	—
Adjusted net income (loss) attributable to Ocwen	$(76,189)	$54,725	$49,273	$164,120

Weighted average shares of common stock	130,551,197	135,787,834	133,318,381	135,705,892
Effect of dilutive elements (1):
Preferred Shares (1) (2)	—	—	—	—
Stock options	—	4,263,965	3,558,689	4,030,297
Common stock awards	—	5,396	4,256	11,301
Dilutive weighted average shares of common stock	130,551,197	140,057,195	136,881,326	139,747,490

Diluted EPS	$(0.58)	$0.39	$0.36	$1.17

Stock options excluded from the computation of diluted EPS:
Anti-dilutive (3)	91,250	—	47,083	—
Market-based (4)	295,000	547,500	295,000	547,500

(1)
For the three months ended September 30, 2014, we have excluded the effect of the Preferred Shares, stock options and common stock awards from the computation of diluted EPS because of the anti-dilutive effect of our reported net loss.

(2)
The effect of our Preferred Shares on diluted EPS is computed using the if-converted method. For purposes of computing diluted EPS, we assume the conversion of the Preferred Shares into shares of common stock unless the effect is anti-dilutive. Conversion of the Preferred Shares has not been assumed for the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013 because the effect would have been antidilutive.

(3)	These options were anti-dilutive because their exercise price was greater than the average market price of our stock.

(4)	Shares that are issuable upon the achievement of certain performance criteria related to Ocwen’s stock price and an annualized rate of return to investors.

Note 19 – Business Segment Reporting
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
Corporate Items and Other. Corporate Items and Other includes revenues and expenses that are not directly related to other reportable segments, business activities that are individually insignificant, interest income on short-term investments of cash, interest expense on corporate debt and certain corporate expenses. Business activities that are not considered to be of continuing significance include subprime loans held for sale (at lower of cost or fair value), investments in unconsolidated entities and affordable housing investment activities. Corporate Items and Other also included the diversified fee-based businesses that we acquired as part of the acquisitions of Homeward and ResCap and subsequently sold to Altisource on March 29, 2013 and April 12, 2013, respectively.
We allocate interest income and expense to each business segment for funds raised or for funding of investments made, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. We also allocate expenses generated by corporate support services to each business segment.
Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
Three months ended September 30, 2014
Revenue	$485,303	$26,877	$1,557	$(39)	$513,698
Operating expenses (1)	313,964	22,632	118,482	(39)	455,039
Income (loss) from operations	171,339	4,245	(116,925)	—	58,659
Other income (expense):
Interest income	903	4,825	865	—	6,593
Interest expense	(124,106)	(2,601)	(6,342)	—	(133,049)
Other	(3,618)	139	(990)	—	(4,469)
Other income (expense), net	(126,821)	2,363	(6,467)	—	(130,925)
Income (loss) before income taxes	$44,518	$6,608	$(123,392)	$—	$(72,266)

Three months ended September 30, 2013
Revenue	$496,302	$33,539	$1,801	$(402)	$531,240
Operating expenses (1)	305,654	29,504	11,143	(41)	346,260
Income (loss) from operations	190,648	4,035	(9,342)	(361)	184,980
Other income (expense):
Interest income	859	3,066	1,454	—	5,379
Interest expense (2)	(113,678)	(3,279)	72	—	(116,885)
Other	(6,631)	1,843	398	361	(4,029)
Other income (expense), net	(119,450)	1,630	1,924	361	(115,535)
Income (loss) before income taxes	$71,198	$5,665	$(7,418)	$—	$69,445

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Nine months ended September 30, 2014
Revenue	$1,526,606	$86,811	$4,734	$(118)	$1,618,033
Operating expenses (1)	919,998	81,261	148,555	(118)	1,149,696
Income (loss) from operations	606,608	5,550	(143,821)	—	468,337
Other income (expense):
Interest income	1,805	13,117	2,550	—	17,472
Interest expense	(391,122)	(8,271)	(9,736)	—	(409,129)
Other	(4,622)	3,846	710	—	(66)
Other income (expense), net	(393,939)	8,692	(6,476)	—	(391,723)
Income (loss) before income taxes	$212,669	$14,242	$(150,297)	$—	$76,614

Nine months ended September 30, 2013
Revenue	$1,381,872	$81,180	$19,758	$(492)	$1,482,318
Operating expenses (1)	795,645	69,543	95,361	(131)	960,418
Income (loss) from operations	586,227	11,637	(75,603)	(361)	521,900
Other income (expense):
Interest income	1,382	12,432	3,516	—	17,330
Interest expense (2)	(309,606)	(10,108)	150	—	(319,564)
Other	(30,961)	6,852	2,977	361	(20,771)
Other income (expense), net	(339,185)	9,176	6,643	361	(323,005)
Income (loss) before income taxes	$247,042	$20,813	$(68,960)	$—	$198,895

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
September 30, 2014	$6,059,359	$1,706,964	$589,317	$—	$8,355,640

December 31, 2013	$6,295,976	$1,195,812	$435,215	$—	$7,927,003

September 30, 2013	$4,086,378	$704,641	$609,236	$—	$5,400,255

(1)	Depreciation and amortization expense are as follows:

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
For the three months ended September 30, 2014
Depreciation expense	$2,636	$98	$3,022	$5,756
Amortization of mortgage servicing rights	60,689	94	—	60,783
Amortization of debt discount	331	—	344	675
Amortization of debt issuance costs	1,114	—	—	1,114

For the three months ended September 30, 2013
Depreciation expense	$3,589	$135	$2,973	$6,697
Amortization of mortgage servicing rights	79,035	148	—	79,183
Amortization of debt discount	330	—	—	330
Amortization of debt issuance costs	1,178	—	—	1,178

For the nine months ended September 30, 2014
Depreciation expense	$8,099	$235	$8,267	$16,601
Amortization of mortgage servicing rights	185,263	613	199	186,075
Amortization of debt discount	991	—	513	1,504
Amortization of debt issuance costs	3,241	—	—	3,241

For the nine months ended September 30, 2013
Depreciation expense	$9,968	$209	$6,976	$17,153
Amortization of mortgage servicing rights	197,287	148	—	197,435
Amortization of debt discount	1,082	—	—	1,082
Amortization of debt issuance costs	3,264	—	—	3,264

(2)
Includes interest expense related to financing liabilities recorded in connection with the HLSS Transactions. As discussed in Note 1A — Restatement of Previously Issued Consolidated Financial Statements, we are restating our previously reported consolidated operating results for the three and nine months ended September 30, 2013 to correct an error in the accounting applicable to the financing liabilities in connection with Rights to MSRs sold to HLSS.

Note 20 – Related Party Transactions
Ocwen’s Executive Chairman of the Board of Directors, William C. Erbey, also serves as Chairman of the Board of Altisource, HLSS, Altisource Residential Corporation (Residential) and Altisource Asset Management Corporation (AAMC). As a result, he has obligations to Ocwen as well as to Altisource, HLSS, Residential and AAMC. As of September 30, 2014, Mr. Erbey owned or controlled approximately 14% of the common stock of Ocwen, approximately 29% of the common stock of Altisource, approximately 1% of the common stock of HLSS, approximately 28% of the common stock of AAMC and approximately 4% of the common stock of Residential. At September 30, 2014, Mr. Erbey also held 3,620,498 options to purchase Ocwen common stock, of which 3,220,498 were exercisable. On April 22, 2014, Mr. Erbey surrendered 1,000,000 of his options to purchase Ocwen common stock. During the second quarter of 2014, Ocwen recognized the remaining $5.4 million of previously unrecognized compensation expense associated with these options as of the date of surrender. At September 30, 2014, Mr. Erbey held 873,501 options to purchase Altisource common stock and 87,350 options to purchase AAMC common stock, all of which were exercisable.
Our business is currently dependent on many of the services and products provided by Altisource under various long-term contracts, including the Services Agreements, Technology Products Services Agreements, Intellectual Property Agreements and the Data Center and Disaster Recovery Services Agreements. Under the Services Agreements, Altisource provides various business process outsourcing services. Under the Technology Products Services Agreements and the Data Center and Disaster Recovery Services Agreements, Altisource provides technology products and support services. In addition, we have entered into (i) Support Services Agreements pursuant to which we and Altisource provide administrative and corporate services to each other and (ii) a Data Access and Services Agreement pursuant to which we make available to Altisource certain data from our servicing portfolio in exchange for a per asset fee. The revenues and expenses related to our agreements with Altisource for the three and nine months ended September 30, 2014 and 2013 are set forth in the table below.
Services provided by Altisource under the Services Agreements with Ocwen are generally charged to the borrower and/or loan investor. Accordingly, such services, while derived from our loan servicing portfolio, are not reported as expenses by Ocwen. These services include residential property valuation, residential property preservation and inspection services, title services and real estate sales services. We believe the rates charged for these services are market rates as they are materially consistent with one or more of the following: the rates Ocwen pays to or observes from other service providers and the fees we believe Altisource charges to other customers for comparable services.
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
The following table summarizes revenues and expenses related to our agreements with Altisource, HLSS, AAMC and Residential (and, as applicable, their subsidiaries) for the three and nine months ended September 30 and net amounts receivable or payable at the dates indicated:

	Three Months		Nine Months
	2014	2013	2014	2013
Revenues and Expenses:
Altisource:
Revenues	$10,716	$5,185	$30,007	$15,390
Expenses	27,099	13,153	70,577	36,650
HLSS:
Revenues	$84	$20	$458	$172
Expenses	345	386	1,590	1,615
AAMC
Revenues	$251	$—	$952	$—
Residential
Revenues	$4,618	$493	$12,141	$606

	September 30, 2014	December 31, 2013
Net Receivable (Payable)
Altisource	$(12,626)	$(3,843)
HLSS	(17,812)	(59,505)
AAMC	278	943
Residential	—	50
	$(30,160)	$(62,355)
As disclosed in Note 4 – Fair Value, Ocwen has sold to HLSS certain Rights to MSRs and related servicing advances. During the nine months ended September 30, 2013, we completed HLSS Transactions relating to Rights to MSRs for $109.8 billion of UPB and received $388.5 million from the sale of Rights to MSRs and $3.5 billion from the sale of the related advances. We did not complete any sales of Rights to MSRs to HLSS during the nine months ended September 30, 2014. If and when legal ownership of the MSRs is transferred to HLSS, OLS will subservice the MSRs pursuant to a subservicing agreement, as amended, with HLSS.
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

On June 26, 2014, we entered into a servicing agreement with HLSS Mortgage LP under which we agreed to service mortgage loans with a UPB of approximately $396.9 million as of that date. On July 31, 2014, mortgage loans with a UPB of $92.9 million were added under this agreement.
On July 14, 2014, holders of our Preferred Shares elected to convert the remaining shares into shares of common stock. On the same date, Ocwen repurchased all of the converted shares of common stock. The Preferred Shares were originally issued to certain private equity funds managed by WL Ross & Co. LLC (the Funds) as partial consideration in the acquisition of Homeward. Mr. Wilbur L. Ross, Jr. is the Chairman and Chief Executive Officer of WL Ross & Co. LLC and Invesco Private Capital, Inc. and the managing member of El Vedado, LLC, each of which directly or indirectly controls or manages the Funds. Mr. Ross has been a director of Ocwen since March 2013. See Note 13 – Mezzanine Equity and Note 14 – Equity for additional information.
In accordance with the terms of the Homeward merger agreement, we are entitled to assert retained liabilities claims on or before September 26, 2014, inclusive of reasonable liabilities in excess of the retained liabilities acquired and subject to certain additional procedures as set forth in the merger agreement. The aggregate amount of the indemnification recovery is limited to a maximum of $75.0 million. We have recorded receivables of $28.3 million and $13.6 million at September 30, 2014 and December 31, 2013, respectively, related to losses expected to be indemnified through retained liabilities claims.

Note 21 – Regulatory Requirements
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

Capital Requirements
Our OLS, Homeward, Liberty and OMS subsidiaries are licensed to originate and/or service forward and reverse mortgage loans in the jurisdictions in which they operate. The licensed entities are subject to minimum net worth requirements in connection with these licenses. These minimum net worth requirements are unique to each state and type of license. Failure to meet these minimum capital requirements can result in the initiation of certain mandatory actions by federal, state, and foreign agencies that could have a material effect on our results of operations and financial condition. The most restrictive of these requirements is based on the outstanding UPB of our owned and subserviced portfolio and was $753.1 million at September 30, 2014. Our licensed subsidiaries were in compliance with all of their capital requirements at September 30, 2014.
Homeward, OLS and Liberty are also parties to seller/servicer agreements with one or more of the GSEs, FHA, VA and Ginnie Mae. These seller/servicer agreements contain financial covenants that include capital requirements related to tangible net worth, as defined in each agreement, as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met, the counterparty may, at its option, utilize a variety of remedies ranging from sanctions or suspension to termination of the seller/servicer agreements, which would prohibit future originations or securitizations of forward or reverse mortgage loans or being an approved seller/servicer. We were in compliance with these net worth requirements at September 30, 2014.

Note 22 – Commitments and Contingencies
When we become aware of a matter involving uncertainty for which we may incur a loss, we assess the likelihood of any loss. If a loss contingency is probable and the amount of the loss can be reasonably estimated, we record an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. If a reasonable estimate of loss cannot be made, we do not accrue for any loss or disclose any estimate of exposure to potential loss. An assessment regarding the ultimate outcome of any such matter involves judgments about future events, actions and circumstances that are inherently uncertain. The actual outcome could differ materially. Where we have retained external legal counsel or other professional advisors, such advisors assist us in making such assessments.
Litigation Contingencies
In the ordinary course of business, we are routinely a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought on behalf of various classes of claimants. These proceedings are generally based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including wrongful foreclosure and eviction actions, allegations of wrongdoing in connection with lender-placed insurance arrangements, claims relating to our pre-foreclosure property preservation activities and claims related to our payment and other processing operations. In some of these proceedings, claims for substantial monetary damages are asserted against us. In our opinion, the resolution of the vast majority of these proceedings will not have a material effect on our financial condition, results of operations or cash flows.
In view of the inherent difficulty of predicting the outcome of any threatened or pending legal proceedings, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, we generally cannot predict what the eventual outcome of such proceedings will be, what the timing of the ultimate resolution will be, or what the eventual loss, if any, will be.
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our losses can be reasonably estimated, we record an accrual for the losses. Excluding expenses of internal or external legal counsel, we have accrued $19.1 million as of September 30, 2014 for losses relating to threatened and pending litigation pertaining to our mortgage servicing practices that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation pertaining to our mortgage servicing practices that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at September 30, 2014.
Following our announcement on August 12, 2014 that we intended to restate our financial statements for the fiscal year ended December 31, 2013 and the quarter ended March 31, 2014, and amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, putative securities fraud class action lawsuits have been filed against Ocwen and certain of its officers and directors regarding such restatements and amendments. Ocwen and the other defendants intend to vigorously defend such lawsuits. Additional lawsuits may be filed and, at this time, Ocwen is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential impact they may have on us or our operations. If our efforts to defend these lawsuits are not successful, our business, financial condition and results of operations could be adversely affected.
In several recent court actions, mortgage loan sellers against whom repurchase claims have been asserted based on alleged breaches of representations and warranties are defending on various grounds including the expiration of statutes of limitation, lack of notice and opportunity to cure, and vitiation of the obligation to repurchase as a result of foreclosure or charge off of the loan. Ocwen has entered into tolling agreements with respect to its role as servicer for a very small number of securitizations and may enter into additional tolling agreements in the future. Other court actions have been filed recently against certain RMBS trustees alleging that the trustees breached their contractual and statutory duties by, among other things, failing to require the loan servicers to abide by the servicers’ obligations and by failing to declare that certain servicing events of default under the applicable contracts allegedly occurred.
Ocwen is a party in certain of these actions, is the servicer for certain securitizations involved in other such actions, and is the servicer for other securitizations as to which actions have been threatened by certificate holders. We intend to vigorously defend ourselves in lawsuits to which we have been named a party. Should Ocwen be made a party to other similar actions or should Ocwen be asked to indemnify any parties to such actions, we may need to defend allegations that we failed to service loans in accordance with applicable agreements and that such failures prejudiced the rights of repurchase claimants against loan sellers or otherwise diminished the value of the trust collateral. We believe that any such allegations would be without merit and, if necessary, would vigorously defend against them. At this time, we are unable to predict the ultimate outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential impact they may have on us or our operations. If, however, we were required to compensate claimants for losses related to the alleged loan servicing breaches, then our business, financial condition and results of operations could be adversely affected.
Regulatory Contingencies
We are subject to a number of pending federal and state regulatory investigations, examinations, inquiries, requests for information and other actions, including those discussed below.
In December 2012, we entered into a Consent Order with the New York Department of Financial Services (NY DFS) in which we agreed to the appointment of a Monitor to oversee our compliance with an Agreement on Servicing Practices. The Monitor began its work in 2013, and we continue to cooperate with the Monitor. We devote substantial resources to regulatory compliance, and we incur, and expect to continue to incur, significant ongoing costs with respect to compliance in connection with the Agreement on Servicing Practices and the work of the Monitor. In early February 2014, the NY DFS requested that Ocwen put an indefinite hold on an acquisition from Wells Fargo Bank, N.A. of MSRs and related servicing advances relating to a portfolio of approximately 184,000 loans with a UPB of approximately $39.0 billion. The NY DFS expressed an interest in evaluating further our ability to manage additional servicing. We have agreed to place the transaction on indefinite hold. The NY DFS has also inquired about certain other aspects of our business, including certain aspects of our business dealings with Altisource, HLSS, AAMC and Residential, the interests of our directors and executive officers in these companies, an online auction business owned by Altisource, the role of Altisource in certain lender-placed insurance arrangements, the provisions contained in releases we use in connection with litigation settlements and certain erroneously dated borrower correspondence that we sent. We are cooperating with the NY DFS on these matters.
As noted above, an assessment regarding the ultimate outcome of these matters involves judgments about future events, actions and circumstances that are inherently uncertain. If we determine that a loss contingency is probable and the amount of our losses can be reasonably estimated, we record an accrual for the losses. We accrued $100.0 million as of September 30, 2014 for losses that we believe are probable and reasonably estimable based on current information regarding these matters, although we have not reached any agreement with the NY DFS on any of the outstanding matters and cannot predict whether or when we may reach such a resolution. It is possible that we could incur losses that materially exceed this amount. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at September 30, 2014.
Actions taken by the NY DFS, if any, regarding these matters could have a material impact on our business, reputation, financial condition, liquidity and results of operations.
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

On April 28, 2014, we received a letter from the staff of the New York Regional Office of the SEC (the Staff) informing us that it was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 22, 2014 surrender of certain options to purchase our common stock by Mr. Erbey, our Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. On June 12, 2014, we received a subpoena from the SEC requesting production of various documents relating to our business dealings with Altisource, HLSS, AAMC and Residential and the interests of our directors and executive officers in these companies. Following the above-described announcement on August 12, 2014 that we intended to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, received an additional subpoena in relation to such amendments. We are cooperating with the Staff on these matters.
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
In addition to these matters, Ocwen receives periodic inquires, both formal and informal in nature, from various federal and state agencies, including those made as part of regulatory oversight of our mortgage servicing, origination and collection activities. Such ongoing inquiries, including those into servicer foreclosure processes, could result in additional actions by state or federal governmental bodies, regulators or the courts with respect to our mortgage servicing, origination and collection activities and could result in an extension of foreclosure timelines, which may be applicable generally to the servicing industry or to us in particular. In addition, one of our match funded advance facilities contains provisions that limit the eligibility of advances to be financed based on the length of time that advances are outstanding, which, if such provisions applied, could adversely affect liquidity by reducing our average effective advance rate. Increases in the amount of advances and the length of time to recover advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for advances could result in increased borrowings, reduced cash and higher interest expense which could negatively impact our liquidity and profitability.
Loan Repurchase Obligations and Other Contingencies
We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities and our acquisitions to the extent we assume one or more of these obligations and in connection with our servicing practices. In connection with our lending, sales and securitization activities, our exposure primarily relates to representations and warranties concerning the proper origination and insurance of the loans. In connection with our servicing practices, claims may be made against us by contractual counterparties, such as trustees, master servicers and insurers, or by other third parties. At September 30, 2014 and 2013, we had provided or assumed representation and warranty obligations in connection with $83.4 billion and $89.4 billion of UPB, respectively, covering both forward and reverse mortgage loans. At September 30, 2014, we had outstanding representation and warranty repurchase demands of $108.2 million UPB (578 loans). At September 30, 2013, the outstanding UPB of representation and warranty repurchase demands was $113.0 million (534 loans). We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and related indemnification obligations for the nine months ended September 30, 2014 and 2013:

	2014	2013
Beginning balance	$192,716	$38,140
Provision for representation and warranty obligations	5,076	18,116
New production reserves	820	1,055
Obligations assumed in connection with MSR and servicing business acquisitions	—	189,742
Charge-offs and other (1)	(54,776)	(40,979)
Ending balance	$143,836	$206,074

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at September 30, 2014.

Note 23 – Subsequent Events
During the period October 1, 2014 through October 30, 2014, we completed the repurchase of 1,988,673 shares of Ocwen common stock in the open market for a total purchase price of $47.0 million.

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
RESTATEMENT
On August 12, 2014, our Board of Directors and the Audit Committee of the Board of Directors (Audit Committee), after consultation with Deloitte & Touche LLP, the Company’s independent registered public accounting firm, determined that the Company’s consolidated financial statements for the fiscal year ended December 31, 2013 and the quarter ended March 31, 2014 could no longer be relied upon as being compliant with generally accepted accounting standards in the United States (GAAP). Consequently, we have revised certain financial results for the 2013 periods presented in this Form 10-Q. Because these revisions represent corrections to our prior period financial results, the revisions are considered to be a “restatement” under GAAP. Accordingly, the revised 2013 financial information included in this Form 10-Q has been identified as “As Restated.” Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to give effect to the restatement of our Consolidated Financial Statements for the year ended December 31, 2013 to correct an error in the accounting for certain financing liabilities. See Note 1A — Restatement of Previously Issued Consolidated Financial Statements to the unaudited Consolidated Financial Statements for additional information.

OVERVIEW
Ocwen Financial Corporation is a financial services holding company which, through its subsidiaries, is one of the largest mortgage companies in the United States. We are the fourth largest mortgage servicer in the United States and are a leader in the servicing industry in helping keep borrowers in their homes through foreclosure prevention. Ocwen has completed nearly 532,000 loan modifications since January 2008 (through September 30, 2014) and is an industry leader in completing sustainable loan modifications as evidenced by the number of completed modifications that remain less than 90 days delinquent. Through our Homeward and Liberty lending operations, we purchased or originated 5,505 and 1,607 forward and reverse mortgage loans with a UPB of $1.1 billion and $168.0 million, respectively, during the third quarter of 2014.
The U.S. economy continues to improve, albeit slowly. An improving economy generally serves to increase the value of our portfolio of MSRs by reducing delinquencies and lowering the constant repayment rate (CPR) on our servicing portfolio. We also anticipate a rising interest rate environment to lower CPR due to lower refinancing activity, primarily in our performing conventional servicing portfolio (our non-Agency portfolio has not historically experienced significant voluntary prepayments). As such, higher interest rates are expected to positively impact our servicing portfolio.
The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential real estate lenders and servicers. This increased oversight has significantly affected us and the industry in general in recent years. Actions by regulators have the potential to materially impact our business, operations and growth prospects, as well as influence perceptions of us by borrowers, mortgage loan investors, lenders, credit rating agencies and other regulators, among others, which in turn could impact our financial condition, liquidity and results of operations. We believe this oversight has had the effect of significantly impacting decisions by potential sellers of MSRs and has contributed to a marked reduction in industry-wide MSR sales activity in comparison to recent years. Despite this slowdown, we believe that several macro factors exist that provide opportunities for growth for us.
We believe the heightened regulatory environment, while challenging in the near-term due to increased operating and other costs and potentially longer timelines for servicing transfers, has created a long-term opportunity for Ocwen. Many banks viewed servicing of non-performing loans as unprofitable even before the recent changes in regulatory compliance increased their cost to service. As a result, we believe the increasing regulatory burden amplifies an already strong desire on the part of the banks to shift away from credit-challenged products. For non-bank servicers, a more uniform regulatory environment levels the playing field, ensuring all market participants are held to the same high standards.
We expect additional servicing assets and platforms to come to market as banks seek to sell or subservice non-core servicing assets. In addition, banks have legacy mortgage loan portfolios that they may look to sell or subservice. Small specialty servicers may also view a sale and exit as their highest return alternative, especially given the increasingly high fixed costs associated with complying with state and federal servicing rules and regulations.
Several factors suggest that the demand for alternative credit products to support homeownership is growing. We believe that a large percentage of American households would be unable to qualify for a new mortgage in the current environment. This compares to a pre-financial crisis estimate that 70% of households could obtain mortgage loan financing in either the prime or non-prime lending market. Expanding the credit matrix has been solidly supported by community groups with whom we are in close contact. While we do not have any interest at this time in originating non-Qualified Mortgage (QM) loans, given the penalties that an originator could incur, we do believe that there are innovative products that could serve this underserved market without violating the QM rules. In most cases, these products will require a flexible servicing platform that can manage the risks associated with non-prime or credit-impaired servicing, an area in which we believe we have strong competitive advantages.
Our lending business has three major production channels, forward direct, forward wholesale/correspondent and reverse direct/wholesale. The main source of loan volume for the forward direct retail channel has been refinance activity from the existing Ocwen servicing portfolio. We plan to increase our marketing efforts beyond our current portfolio. Our reverse mortgage business is a market leader and, with strong operational and sales capabilities, future growth and market share capture is contemplated. We are also focused on significant expansion of our forward wholesale/correspondent channel.
We continue to evaluate new opportunities to use our capital to capture attractive returns for our shareholders. In addition to growing our core servicing business, we are also interested in expanding into adjacent or complementary businesses in which we can capture competitive advantages and achieve superior returns. Our general requirements are as follows: New opportunities must align with long-term macro trends. We look for opportunities that can add meaningfully to our long-term growth rate and return on equity. We will only enter a business if we feel we can capture and maintain a long-term competitive advantage. For example, our advantage could be related to our operating efficiencies, our cost of capital or our tax structure, but we must view it as meaningful and sustainable. In addition, any business we enter must have a demonstrated ability to generate positive cash flows with manageable risk, particularly liquidity and interest rate risk. We prefer businesses that can be structured efficiently around repetitive processes where we can utilize our operational expertise and innovation to create best-in-class practices. Finally, any business we add to our platform must not jeopardize our franchise or dilute our core servicing business.
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

Operations Summary
The following table summarizes our consolidated operating results for the three and nine months ended September 30 and includes the results of acquired businesses from their acquisition dates.

	Three Months		$ Change	% Change	Nine Months		$ Change	% Change
	2014	2013			2014	2013
		(As Restated)				(As Restated
Consolidated:
Revenue:
Servicing and subservicing fees	$465,964	$483,267	$(17,303)	(4)%	$1,448,096	$1,333,392	$114,704	9%
Gain on loans held for sale, net	27,218	28,262	(1,044)	(4)	110,041	72,912	37,129	51
Other	20,516	19,711	805	4	59,896	76,014	(16,118)	(21)
Total revenue	513,698	531,240	(17,542)	(3)	1,618,033	1,482,318	135,715	9
Operating expenses	455,039	346,260	108,779	31	1,149,696	960,418	189,278	20
Income from operations	58,659	184,980	(126,321)	(68)	468,337	521,900	(53,563)	(10)
Other income (expense):
Interest expense	(133,049)	(116,885)	(16,164)	14	(409,129)	(319,564)	(89,565)	28
Other, net	2,124	1,350	774	57	17,406	(3,441)	20,847	(606)
Other expense, net	(130,925)	(115,535)	(15,390)	13	(391,723)	(323,005)	(68,718)	21
Income (loss) before income taxes	(72,266)	69,445	(141,711)	(204)	76,614	198,895	(122,281)	(61)
Income tax expense (benefit)	2,992	8,873	(5,881)	(66)	24,374	23,752	622	3
Net income (loss)	(75,258)	60,572	(135,830)	(224)	52,240	175,143	(122,903)	(70)
Net loss attributable to non-controlling interests	(123)	—	(123)	n/m	(165)	—	(165)	n/m
Net income (loss) attributable to Ocwen stockholders	(75,381)	60,572	(135,953)	(224)	52,075	175,143	(123,068)	(70)
Preferred stock dividends	—	(1,446)	1,446	(100)	(1,163)	(4,450)	3,287	(74)
Deemed dividend related to beneficial conversion feature of preferred stock	(808)	(4,401)	3,593	(82)	(1,639)	(6,573)	4,934	(75)
Net income (loss) attributable to Ocwen common stockholders	$(76,189)	$54,725	$(130,914)	(239)%	$49,273	$164,120	$(114,847)	(70)%

Segment income (loss) before income taxes:
Servicing	$44,518	$71,198	$(26,680)	(37)%	$212,669	$247,042	$(34,373)	(14)%
Lending	6,608	5,665	943	17	14,242	20,813	(6,571)	(32)
Corporate Items and Other	(123,392)	(7,418)	(115,974)	n/m	(150,297)	(68,960)	(81,337)	118
	$(72,266)	$69,445	$(141,711)	(204)%	$76,614	$198,895	$(122,281)	(61)%
n/m: not meaningful

Three Months Ended September 30, 2014 versus 2013. Servicing and subservicing fees for the third quarter of 2014 were lower than the third quarter of 2013 primarily as a result of declines in completed modifications and REO sales, offset in part by an improvement in delinquencies and an increase in the proportion of the average UPB of the portfolio attributable to servicing contracts.
Gain on loans held for sale decreased in the third quarter of 2014 compared to the third quarter of 2013 largely due to a decline in forward loan origination volume reflecting our decision in the fourth quarter of 2013 to scale back correspondent channel production. Margin rates on forward lending remained substantially the same for the third quarter of 2014 as compared to the third quarter of 2013.
Operating expenses increased during the third quarter of 2014 as compared to the third quarter of 2013:

•
Professional services were $141.6 million higher for the three months ended September 30, 2014. As disclosed in Note 22 – Commitments and Contingencies to the unaudited Consolidated Financial Statements, we established a liability of $100.0 million at September 30, 2014 for estimated losses related to certain regulatory contingencies. Higher costs related to litigation, regulatory monitoring and compliance also contributed to the increase in professional services expense.

•	Servicing and origination expenses increased largely due to unrecoverable litigation costs and advances in connection with our Agency servicing portfolio.

•
Amortization of MSRs declined $18.4 million due to a change in accounting estimate in the first quarter of 2014 related to an increase in estimated net servicing income primarily as a result of lower actual prepayment speeds.

•	Compensation and benefits declined $18.2 million primarily as a result of progress integrating our servicing platforms which reduced U.S.-based headcount.

•
Provisions for bad debts decreased $12.6 million due to the reversal of previously established allowances as a result of revised collection assumptions on advances, and a reduction in Ginnie Mae loss provisions resulting from the decline in delinquent loans.

•	Servicing-related outsourcing expenses declined by $7.4 million as we transition loans to the REALServicing platform.
Interest expense for the third quarter of 2014 increased as compared to the third quarter of 2013 driven by an increase in our borrowings, including the HLSS Transactions completed in 2013, the OASIS transaction, the Ginnie Mae EBO Transactions, our issuance of the $350.0 million Senior Unsecured Notes in May 2014 and higher borrowings under our match funded advance facilities.
Nine Months Ended September 30, 2014 versus 2013. Servicing and subservicing fees for the nine months ended September 30, 2014 were higher than the nine months ended September 30, 2013 primarily as a result of a 9% increase in the total average serviced portfolio and changes in the portfolio mix, with a 27% higher servicing UPB and a 45% lower subservicing UPB in the nine months ended September 30, 2014. Servicing and subservicing fees for the nine months ended September 30, 2014 includes a full nine months of revenue attributed to the ResCap Acquisition, which settled on February 15, 2013.
Gain on loans held for sale from our lending operations increased in the nine months ended September 30, 2014 as a result of the shift in the forward origination business mix from the lower margin correspondent channel to the higher margin direct channel which more than offset the effects of a decline in funded volume. Gains on the sale of modified government insured loans increased because the nine months ended September 30, 2014 includes a full nine months of activity as this business was acquired as part of the ResCap Acquisition. Gains recognized during the nine months ended September 30, 2014 include gains recognized in connection with the Ginnie Mae EBO Transactions completed during the first and second quarters.
Operating expenses increased during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013:

•
Professional services increased $113.5 million primarily because of the $100.0 million charge we recognized in the third quarter of 2014 for estimated losses related to certain regulatory contingencies. In addition, regulatory monitoring and compliance costs were higher during the nine months ended September 30, 2014. Partially offsetting these increases, the nine months ended September 30, 2013 includes the $52.8 million loss we recognized during the second quarter of 2013 in connection with the Ocwen National Mortgage Settlement.

•
Provisions for bad debts increased $27.2 million largely in connection with a write-down of receivables during the first quarter related to a subservicing portfolio that was transferred and unrecoverable litigation costs and advances in connection with our Agency servicing.

•
We recognized losses of $13.1 million in connection with changes in the value of our fair value elected MSRs during the nine months ended September 30, 2014 as primary mortgage rates decreased and recognized gains of $11.7 million during the nine months ended September 30, 2013 as primary mortgage rates increased. Other servicing and origination expenses increased primarily because of additional unrecoverable litigation costs and advances in connection with our Agency servicing.

•
Technology and communication expense increased by $18.5 million largely because of costs to maintain the ResCap servicing platform and costs related to systems enhancements for the REALServicing platform.

•
Compensation and benefits declined $14.6 million primarily as a result of progress integrating our servicing platforms which reduced US-based headcount, offset in part by the accelerated recognition of $5.4 million of expense during the second quarter of 2014 related to surrendered stock options.

•
Amortization of MSRs decreased $11.4 million as a result of the effects of the change in accounting estimate in the first quarter of 2014, offset in part by asset and platform acquisitions throughout 2013.

Until we completed the integration of the ResCap platform onto the REALServicing platform, we continued to incur the operating costs of maintaining the ResCap platform. We completed the integration in October 2014 with the final transfer of the remaining loans and expect our operating expenses to decline. We began to see a decline in these operating costs during the second quarter of 2014. Also, operating expenses for the nine months ended September 30, 2014 includes a full nine months of costs attributed to the ResCap Acquisition which closed February 15, 2013.
Interest expense for the nine months ended September 30, 2014 increased primarily as a result of the increase in borrowings. The average balance of financing liabilities increased as a result of HLSS Transactions completed during 2013, the OASIS transaction and the Ginnie Mae EBO Transactions. Our issuance of the $350.0 million Senior Unsecured Notes in May 2014 also contributed to the increase in borrowings and interest expense. These increases in interest were partly offset by a decline in interest on match funded liabilities as we replaced facilities in 2013 with new facilities that featured lower spreads over LIBOR. In addition, 2013 included additional interest expense resulting from the accelerated write-off of facility costs because the HLSS Transactions resulted in the early termination of match funded facilities and payments made under interest rate swaps which were terminated in May 2013.
For the nine months ended September 30, 2014, we recorded a net gain on the extinguishment of debt of $2.6 million versus a loss of $12.6 million for the nine months ended September 30, 2013. We recognized $17.0 million of losses on debt redemption during the first quarter of 2013 primarily related to our early repayment of the balance outstanding on a previous SSTL with the proceeds from a new SSTL that we entered into on February 14, 2013 in connection with the ResCap Acquisition. See Note 11 – Borrowings to the unaudited Consolidated Financial Statements for additional information.
The effective tax rate for the nine months ended September 30, 2014 increased to 31.8% as compared to 11.9% for the nine months ended September 30, 2013. We evaluate our effective tax rate quarterly and derive a new annual estimate if circumstances warrant. Ocwen avails itself of certain tax benefits in the USVI and other international jurisdictions, which produce a favorable effect on our effective tax rate. To the extent that our pre-tax earnings are weighted more heavily in these lower tax rate jurisdictions, the effective tax rate decreases. If a greater proportion of our pre-tax earnings are earned in higher tax rate jurisdictions, the effective tax rate increases. In evaluating our latest projections, we determined that Ocwen will generate lower pre-tax earnings for 2014 with a higher percentage of such earnings in higher tax rate jurisdictions than we had previously anticipated. These changes in the third quarter of 2014 resulted in an increase in the annual estimated effective tax rate of approximately 17.4% before any discrete items. Because this new rate must be applied to our year-to-date earnings, the increase in the annual estimated effective tax rate has a disproportionate impact on the effective tax rate for the current quarter.

Financial Condition Summary
The following table summarizes our consolidated balance sheets at the dates indicated.

	September 30, 2014	December 31, 2013	$ Change	% Change
		(As Restated)
Cash	$299,163	$178,512	$120,651	68%
Mortgage servicing rights ($101,948 and $116,029 carried at fair value)	1,958,766	2,069,381	(110,615)	(5)
Advances and match funded advances	3,346,865	3,443,215	(96,350)	(3)
Loans held for sale ($335,950 and $503,753 carried at fair value)	407,887	566,660	(158,773)	(28)
Loans held for investment - reverse mortgages, at fair value	1,315,324	618,018	697,306	113
Goodwill	420,201	420,201	—	—
Other	607,434	631,016	(23,582)	(4)
Total assets	$8,355,640	$7,927,003	$428,637	5%

Total Assets by Segment:
Servicing	$6,059,359	$6,295,976	$(236,617)	(4)%
Lending	1,706,964	1,195,812	511,152	43
Corporate Items and Other	589,317	435,215	154,102	35
	$8,355,640	$7,927,003	$428,637	5%

Match funded liabilities	$2,035,639	$2,364,814	$(329,175)	(14)%
Financing liabilities ($1,854,949 and $1,249,380 carried at fair value)	2,057,490	1,266,973	790,517	62
Other secured borrowings	1,666,427	1,777,669	(111,242)	(6)
Senior unsecured notes	350,000	—	350,000	n/m
Other	631,641	644,595	(12,954)	(2)
Total liabilities	6,741,197	6,054,051	687,146	11

Mezzanine equity	—	60,361	(60,361)	(100)

Total Ocwen stockholders’ equity	1,611,752	1,812,591	(200,839)	(11)
Non-controlling interest in subsidiaries	2,691	—	2,691	n/m
Total equity	1,614,443	1,812,591	(198,148)	(11)
Total liabilities, mezzanine equity and equity	$8,355,640	$7,927,003	$428,637	5%

Total Liabilities by Segment:
Servicing	$4,655,411	$4,777,698	$(122,287)	(3)%
Lending	1,624,127	1,107,413	516,714	47
Corporate Items and Other	461,659	168,940	292,719	173
	$6,741,197	$6,054,051	$687,146	11
n/m: not meaningful
MSRs decreased as a result of amortization of $186.1 million and a $13.1 million decline in fair value offset in part by $39.7 million of acquisitions completed during the nine months ended September 30, 2014 and new capitalization of $50.5 million generated from our lending platform and the Ginnie Mae EBO Transactions. Loans held for investment increased as a result of our reverse mortgage securitizations which do not qualify for sales accounting.

Financing liabilities increased as a result of our reverse mortgage securitizations accounted for as secured financings and the OASIS transaction. Other secured borrowings declined due to a reduction in borrowings under our mortgage loan warehouse facilities consistent with the decline in the balance of loans held for sale. We issued $350.0 million Senior Unsecured Notes with an interest rate of 6.625% on May 12, 2014. These notes are general senior unsecured obligations and will mature on May 15, 2019. We used a portion of the proceeds from the Senior Unsecured Notes to repurchase common stock and to pay down match funded liabilities. Other liabilities declined primarily due to a net settlement of $66.9 million paid in May 2014 in connection with the Ocwen National Mortgage Settlement and $54.2 million paid in connection with the ResCap Acquisition.
On July 14, 2014, holders of our Preferred Shares elected to convert the remaining 62,000 shares into 1,950,296 shares of common stock.
We completed the repurchase of 7,970,353 common shares in the open market for $253.4 million during the nine months ended September 30, 2014 under the stock repurchase plan announced on October 31, 2013. In addition, Ocwen paid $72.3 million to repurchase all 1,950,296 shares of Ocwen common stock that were issued upon the conversion of the remaining Preferred Shares.

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

Servicing
The following table presents selected results of operations of our Servicing segment for the three and nine months ended September 30. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
		(As Restated)			(As Restated)
Revenue
Servicing and subservicing fees:
Residential	$460,861	$478,381	(4)%	$1,434,721	$1,316,981	9%
Commercial	4,739	4,123	15	12,221	12,086	1
	465,600	482,504	(4)	1,446,942	1,329,067	9
Gain on loans held for sale, net	9,937	3,660	172	47,800	23,227	106
Other revenues	9,766	10,138	(4)	31,864	29,578	8
Total revenue	485,303	496,302	(2)	1,526,606	1,381,872	10

Operating expenses
Compensation and benefits	65,466	82,791	(21)	206,780	243,946	(15)
Amortization of mortgage servicing rights	60,689	79,035	(23)	185,263	197,287	(6)
Servicing and origination	47,093	30,748	53	118,411	76,864	54
Technology and communications	36,378	30,330	20	96,790	84,411	15
Professional services	36,929	6,621	458	60,261	21,989	174
Occupancy and equipment	21,418	26,441	(19)	69,879	62,708	11
Other operating expenses	45,991	49,688	(7)	182,614	108,440	68
Total operating expenses	313,964	305,654	3	919,998	795,645	16

Income from operations	171,339	190,648	(10)	606,608	586,227	3

Other income (expense)
Interest expense	(124,106)	(113,678)	9	(391,122)	(309,606)	26
Loss on debt redemption	—	—	n/m	—	(17,030)	(100)
Other, net	(2,715)	(5,772)	(53)	(2,817)	(12,549)	(78)
Total other expense, net	(126,821)	(119,450)	6	(393,939)	(339,185)	16

Income before income taxes	$44,518	$71,198	(37)%	$212,669	$247,042	(14)%
n/m: not meaningful

The following table provides selected operating statistics at September 30:

	2014	2013	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$356,287,572	$371,279,813	(4)%
Non-performing loans	47,894,124	56,846,036	(16)
Non-performing real estate	7,097,918	6,693,577	6
Total residential assets serviced (2)	$411,279,614	$434,819,426	(5)%

Conventional loans (3)	$198,260,020	$184,166,970	8%
Government insured loans	41,021,612	46,349,310	(11)
Non-Agency loans	171,997,982	204,303,146	(16)
Total residential loans serviced	$411,279,614	$434,819,426	(5)%

Percent of total UPB:
Servicing portfolio	87.8%	83.4%	5%
Subservicing portfolio	12.2%	16.6%	(27)
Non-performing residential assets serviced (4)	13.4%	14.6%	(8)%

Number of:
Performing loans (1)	2,285,143	2,431,084	(6)%
Non-performing loans	233,184	328,546	(29)
Non-performing real estate	37,413	36,521	2
Total number of residential assets serviced (2)	2,555,740	2,796,151	(9)%

Conventional loans (3)	1,134,598	1,166,657	(3)%
Government insured loans	273,028	292,377	(7)
Non-Agency loans	1,148,114	1,337,117	(14)
Total residential loans serviced	2,555,740	2,796,151	(9)%

Percent of total number:
Servicing	88.2%	80.9%	9%
Subservicing	11.8%	19.1%	(38)%
Non-performing residential assets serviced (4)	10.6%	13.1%	(19)%
The following table provides selected Servicing operating statistics for the three and nine months ended September 30:

	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
Residential Assets Serviced
Average UPB of residential assets serviced:
Servicing	$370,529,580	$345,662,822	7%	$383,568,861	$301,982,054	27%
Subservicing	51,918,021	77,494,904	(33)	57,030,164	103,395,969	(45)
	$422,447,601	$423,157,726	—%	$440,599,025	$405,378,023	9%

	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
Prepayment speed (average CPR)	12.8%	15.8%	(19)%	12.3%	18.2%	(32)%

Average number of residential assets serviced:
Servicing	2,376,473	2,165,082	10%	2,401,709	1,884,850	27%
Subservicing	350,218	564,233	(38)	368,561	670,400	(45)
	2,726,691	2,729,315	—%	2,770,270	2,555,250	8%

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$329,340	$333,363	(1)%	$1,031,756	$903,253	14%
Subservicing	30,721	35,189	(13)	95,379	91,508	4
	360,061	368,552	(2)	1,127,135	994,761	13
HAMP fees	37,634	40,213	(6)	110,995	117,681	(6)
Late charges	27,455	30,155	(9)	96,517	85,211	13
Loan collection fees	8,643	8,375	3	25,535	22,476	14
Custodial accounts (float earnings)	1,756	576	205	4,979	4,184	19
Other	25,312	30,510	(17)	69,560	92,668	(25)
	$460,861	$478,381	(4)%	$1,434,721	$1,316,981	9%

Number of Completed Modifications
HAMP	8,862	15,273	(42)%	31,494	34,443	(9)%
Non-HAMP	12,681	16,778	(24)	45,973	49,928	(8)
Total	21,543	32,051	(33)%	77,467	84,371	(8)%

	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
Financing Costs
Average balance of advances and match funded advances	$3,261,378	$1,741,506	87%	$3,352,908	$2,944,769	14%
Average borrowings
Match funded liabilities	1,953,463	258,110	657	2,102,060	1,759,173	19
Financing liabilities	830,453	671,296	24	788,262	471,291	67
Other secured borrowings	1,296,691	1,344,913	(4)	1,314,483	1,131,970	16
Interest expense on borrowings
Match funded liabilities	15,097	10,774	40	46,762	65,774	(29)
Financing liabilities	88,361	81,034	9	281,842	184,851	52
Other secured borrowings	18,151	18,359	(1)	54,184	50,252	8
Effective average interest rate
Match funded liabilities (5)	3.09%	16.70%	(81)	2.97%	4.69%	(37)
Financing liabilities	42.56%	48.29%	(12)	47.67%	52.30%	(9)
Other secured borrowings	5.60%	5.46%	3	5.50%	5.92%	(7)
Facility costs included in interest expense	$5,483	$8,077	(32)	$14,715	$15,757	(7)
Discount amortization included in interest expense	331	330	—	661	1,082	(39)
Average 1-month LIBOR	0.15%	0.19%	(21)%	0.15%	0.19%	(21)%

Average Employment
India and other	6,748	5,120	32%	6,276	4,860	29%
U. S.	2,445	3,275	(25)	2,569	3,386	(24)
Total	9,193	8,395	10	8,845	8,246	7

Collections on loans serviced for others	$18,619,457	$22,346,482	(17)%	$57,446,570	$66,846,411	(14)%

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Includes 729,554 and 951,384 subprime loans with a UPB of $123.3 billion and $147.7 billion at September 30, 2014 and September 30, 2013, respectively.

(3)	Includes 242,981 and 182,963 jumbo loans with a UPB of $50.7 billion and $17.9 billion at September 30, 2014 and September 30, 2013, respectively, that we service or subservice.

(4)	Excludes Freddie Mac loans serviced under special servicing agreements where we have no obligation to advance.

(5)
The effective average interest rate on match funded liabilities during the three months ended September 30, 2013 was impacted by the accelerated write-off of $6.0 million of deferred financing costs, principally related to the early repayment of three advance financing facilities in connection with the July 1, 2013 HLSS Transaction. Excluding this write-off, the average effective rate for the quarter was 7.46%.

The decline in collections on loans serviced for others for the three months ended September 30, 2014 as compared to 2013 primarily reflects a decline in average CPR and loan modifications offset in part by higher collections due to lower delinquencies.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB		Count
	2014	2013	2014	2013
Portfolio at January 1	$464,651,332	$203,665,716	2,861,918	1,219,956
Additions	4,507,762	276,366,219	28,972	1,773,522
Servicing transfers	(4,708,016)	—	(30,206)	—
Runoff	(14,880,482)	(12,960,274)	(97,297)	(61,872)
Portfolio at March 31	449,570,596	467,071,661	2,763,387	2,931,606
Additions	1,498,220	5,314,631	7,862	23,735
Servicing transfers	(1,870,009)	(10,933,630)	(8,349)	(49,356)
Runoff	(14,078,959)	(25,197,280)	(73,793)	(120,060)
Portfolio at June 30	$435,119,848	$436,255,382	2,689,107	2,785,925
Additions	941,003	38,739,521	5,315	196,251
Servicing transfers	(12,188,206)	(22,259,926)	(76,339)	(94,301)
Runoff	(12,593,031)	(17,915,551)	(62,343)	(91,724)
Portfolio at September 30	$411,279,614	$434,819,426	2,555,740	2,796,151
Three Months Ended September 30, 2014 versus 2013. Total residential servicing and subservicing fees for the third quarter of 2014 were $460.9 million, a 4% decrease as compared to the third quarter of 2013. This decline is primarily due to a decline in completed modifications and REO sales, offset in part by an increase in the proportion of the portfolio attributable to servicing contracts (for which we earn higher fees) and a reduction in the proportion of the portfolio representing non-performing loans. Annualized loan servicing and subservicing fees as a percentage of UPB declined to 0.34% of average UPB in the third quarter of 2014 as compared to 0.35% in the third quarter of 2013.
An increase or decrease in modifications typically results in higher or lower revenue for the period. When we return a loan to performing status, we generally recognize deferred servicing fees and late fees on the loan. For loans modified under HAMP, which expires on December 31, 2015, we earn HAMP fees in place of late fees. Under the HAMP program, we receive an incentive fee upon completion of the modification and may be eligible to receive success fees for the first three years of the modification to the extent the loan is not repaid and the borrower remains in good standing. Total completed modifications were down 33% in the third quarter of 2014 as compared to 2013. HAMP modifications accounted for 41% of total modifications versus 48% in the third quarter of 2013. Of the total modifications completed during the third quarter of 2014, 47% included principal modifications. This compares to 59% in the third quarter of 2013. We recognized deferred servicing fee, late fee and HAMP fee revenue of $64.2 million and $80.8 million during the third quarter of 2014 and 2013, respectively, in connection with loan modifications.
We estimate the balance of deferred servicing fees related to delinquent borrower payments was $559.0 million at September 30, 2014 compared to $500.5 million at September 30, 2013. The net increase is primarily due to portfolio acquisitions offset by collections and resolutions of delinquent loans through modification, payoff or through the sale of the underlying mortgaged property following foreclosure.
Average CPR decreased to 12.8% for the third quarter of 2014, as compared to 15.8% for the third quarter of 2013. This decline reflects a reduction in refinancing activity primarily due to higher interest rates during the third quarter of 2014 as compared to 2013. For the third quarter of 2014, principal reduction modifications, regular principal repayments and other voluntary payoffs accounted for approximately 82% of average CPR, with real estate sales and other involuntary liquidations accounting for the remaining 18%. For the third quarter of 2013, total voluntary and involuntary reductions accounted for 83% and 17%, respectively, of average CPR. Principal reduction modifications accounted for 3% and 6% of our average prepayment speed for the third quarter of 2014 and 2013, respectively.
Gain on loans held for sale, net includes gains on the sale of modified FHA and VA insured loans. As servicer, we are obligated to repurchase loans from Ginnie Mae guaranteed securitizations in order to complete a modification. Once the modification is completed, we pool the loans into new Ginnie Mae guaranteed securitizations at the then prevailing market value.

Operating expenses increased by $8.3 million in the third quarter of 2014, or 3%, as compared to the third quarter of 2013:

•
Professional services expense increased by $30.3 million due to higher legal costs as a result of additional regulatory compliance costs and an increase in settlement expenses. In addition, amounts that we billed for reimbursement of transition services related to the ResCap Acquisition have decreased.

•
Servicing and origination expenses, excluding the provision for losses on government-insured receivables (a component of bad debt expense), increased by $21.6 million primarily as a result of additional unrecoverable litigation costs and advance write-offs related to our Agency servicing portfolio.

•
Overhead cost allocations for corporate support services including law, human resources, compliance, accounting and finance increased by $10.8 million as compared to the third quarter of 2013 primarily due to higher staffing and other costs associated with regulatory compliance.

•
MSR amortization expense decreased by $18.3 million principally due to the effects of a change in accounting estimate in the first quarter of 2014 related to an increase in estimated net servicing income primarily as a result of lower actual prepayment speeds. The effect of this change was a reduction in amortization expense of $21.3 million in the third quarter of 2014. See Note 1 – Description of Business and Basis of Presentation to the unaudited Consolidated Financial Statements for additional information.

•
Compensation and benefits decreased by $17.3 million primarily as a result of platform integration that reduced the average U.S. based headcount by 25%, offset in part by a 32% increase in average India based and other headcount.

•
Provision for bad debt decreased by $12.6 million due to the reversal of allowances as a result of revised collection assumptions on advances, as well as a reduction in Ginnie Mae loss provisions resulting from the Ginnie Mae EBO Transactions earlier in the year.

•
Servicing-related outsourcing expenses declined by $7.3 million. The ResCap servicing platform leverages third-party outsourcing for a variety of functions. These costs are being absorbed and/or diminished as the loans transition to the REALServicing platform.

Interest expense increased by $10.4 million, or 9%, in the third quarter of 2014 principally as the result of higher average outstanding borrowings offset, in part, by a decline in the average effective rate on our borrowings. Average borrowings under our match funded advance financing facilities and our financing liabilities increased by 657% and 24%, respectively, during the third quarter of 2014 as compared to the third quarter of 2013. The 2013 average reflects the effect on advance funding requirements of the July 1, 2013 sale of MSRs and advances to HLSS. The increase in borrowing in 2014 reflects the effect of the OneWest and Greenpoint MSR transactions in the fourth quarter of 2013. The increase in our financing liabilities is a result of HLSS Transactions completed during the fourth quarter of 2013 and the OASIS and Ginnie Mae EBO Transactions completed in 2014.
Nine Months Ended September 30, 2014 versus 2013. Residential servicing and subservicing fee revenue for the nine months ended September 30, 2014 was $1.4 billion, a 9% increase over the same period in 2013, primarily as a result of a 9% increase in the average UPB of our residential servicing portfolio and an increase in the proportion of the portfolio attributable to servicing versus subservicing offset in part by an 8% decrease in completed modifications. Previously subserviced loans added in connection with our assumption of the Ally Bank subservicing agreement from ResCap in February 2013 became serviced loans upon the acquisition of the MSRs from Ally Bank in April 2013. The increase in the average UPB of our total residential portfolio is attributable to acquisitions and new MSR capitalization in connection with our lending activities, offset by runoff resulting from principal repayments, modifications, real estate sales and servicing transfers. Servicing and subservicing fees for the nine months ended September 30, 2014 includes a full nine months of revenue attributed to the ResCap servicing portfolio we acquired on February 15, 2013.
Gains on the sale of modified FHA and VA insured loans increased because the nine months ended September 30, 2014 includes a full nine months of activity as this business was acquired as part of the ResCap Acquisition. Also, gains recognized during the nine months ended September 30, 2014 include gains on the Ginnie Mae EBO Transactions.
Operating expenses increased by $124.4 million for the nine months ended September 30, 2014, or 16%, as compared to the nine months ended September 30, 2013 primarily as a result of an increase in the provision for bad debts, changes in the value of our fair value elected MSRs and the effects of acquisitions completed during 2013. We continued to incur the operating costs of maintaining the ResCap platform until we completed the integration onto the REALServicing platform. We completed the final transfer of the remaining loans in October 2014 and expect our operating expenses to decline. Operating expenses for the nine months ended September 30, 2014 includes a full nine months of costs attributed to the ResCap Acquisition.

•
Overhead cost allocations for corporate support services including law, human resources, compliance, accounting and finance increased $51.7 million in the nine months ended September 30, 2014 as compared to 2013 mainly due to the integration of Homeward and ResCap support functions during 2013 which were previously charged directly to the Servicing segment. In addition, regulatory compliance costs incurred by the corporate support groups increased in 2014.

•	Servicing and origination expenses, excluding the provision for losses on government-insured receivables, increased by $44.7 million.

◦
The carrying value of the MSRs for which we elected the fair value option declined by $13.1 million during the nine months ended September 30, 2014 as compared to an increase of $11.7 million during the nine months ended September 30, 2013.

◦
Other servicing and origination expenses increased $21.6 million primarily resulting from additional unrecoverable litigation and advance write-offs related to our Agency servicing portfolio offset in part by slower voluntary prepayments in our Agency portfolio and reduced delinquent UPB in our Ginnie Mae servicing portfolio, primarily in connection with the Ginnie Mae EBO Transactions.

•
Professional services expense increased by $38.3 million largely because of higher legal costs and a decrease in amounts that we billed for reimbursement of transition services related to the ResCap Acquisition.

•
We recognized $27.2 million of additional bad debt expense in the nine months ended September 30, 2014 as compared to 2013 largely in connection with a write-down of receivables related to a subservicing portfolio that has been transferred and unrecoverable litigation costs and advances in connection with our Agency servicing.

•
During the nine months ended September 30, 2014, primary mortgage rates fell 0.30%, resulting in a loss in fair value of $13.1 million on MSRs versus an increase in the primary mortgage rate of 0.64% resulting in an increase in fair value of $11.7 million on MSRs during the nine months ended September 30, 2013.

•	Technology charges increased by $12.4 million primarily due to costs of maintaining the ResCap servicing platform and costs related to systems enhancements for REALServicing platform.

•
Compensation and benefits expense for the nine months ended September 30, 2014 decreased by $37.2 million as compared to 2013, primarily as a result of platform integration activities that reduced our average US-based headcount by 24% while our India-based and other average headcount increased by 29%.

•
Amortization of MSRs decreased $12.0 million as a result of the effects of the change in accounting estimate in the first quarter of 2014, which reduced amortization expense by $69.2 million for the nine months ended September 30, 2014, offset in part by the asset and platform acquisitions throughout 2013.

Interest expense increased by $81.5 million, or 26%, in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 with $89.1 million attributable to a 35% increase in the average balance of the HLSS financing liabilities. This increase was partly offset by a $19.0 million decline in interest expense on our match funded advance financing facilities primarily as a result of a decrease in the average effective interest rate on these facilities because of lower spreads over LIBOR, and because interest expense in 2013 included the accelerated write-off of $6.0 million of facility costs as a result of the July 1, 2013 sale of MSRs and advances to HLSS and $3.9 million of payments under interest swaps. Loss on debt redemption for the nine months ended September 30, 2013 of $17.0 million represents losses that we recognized during the first quarter of 2013 when, in connection with the ResCap Acquisition, we repaid the balance outstanding on an earlier SSTL with the proceeds from a new SSTL that we entered into on February 14, 2013.

Lending
We originate and purchase conventional and government insured forward mortgage loans through our Homeward lending operations and reverse mortgage loans through our Liberty lending operations. Loans are acquired through three primary channels: correspondent lender relationships, broker relationships and directly with mortgage customers. Per loan margin, cost and income vary by channel, with correspondent typically being the lowest and direct the highest. After origination, we package and sell the loans in the secondary mortgage market, through GSE securitizations and whole loan transactions. We typically retain the associated MSRs as Lending provides a low cost means to acquire MSRs with good return profiles.
Reverse mortgages are originated and purchased through our Liberty lending operations under the guidelines of the HECM reverse mortgage insurance program of the Department of Housing and Urban Development (HUD). Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae Home Equity Conversion Mortgage-Backed Security (HMBS) program. Variable rate HECM loans allow borrowers to make additional draws in the future. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with these future draws. At September 30, 2014, Future Value is estimated to be $41.4 million. We use a third-party valuation expert to determine Future Value based on the net present value of the estimated future cash flows of the loans and utilizing a discount rate of 12% and projected performance assumptions in line with historical experience and industry benchmarks.

Our lending production volume, by channel, for the three and nine months ended September 30, 2014 and 2013, is as follows:

	Correspondent	Wholesale	Direct	Total
Three months ended September 30, 2014
Forward loans (1)	$572,472	$242,221	$267,814	$1,082,507
Reverse loans (2)	46,138	79,823	42,050	168,011
Total	$618,610	$322,044	$309,864	$1,250,518

Nine months ended September 30, 2014
Forward loans (1)	$1,895,599	$623,386	$867,801	$3,386,786
Reverse loans (2)	130,068	227,841	118,420	476,329
Total	$2,025,667	$851,227	$986,221	$3,863,115

Three months ended September 30, 2013
Forward loans (1)	$1,093,221	$214,042	$98,450	$1,405,713
Reverse loans (2)	47,594	151,243	79,469	278,306
Total	$1,140,815	$365,285	$177,919	$1,684,019

Nine months ended September 30, 2013
Forward loans (1)	$4,681,877	$521,344	$189,135	$5,392,356
Reverse loans (2)	124,884	332,628	190,827	648,339
Total	$4,806,761	$853,972	$379,962	$6,040,695

(1)	Includes loans originated or purchased by Homeward and OLS.

(2)	Includes loans originated or purchased by Liberty.

The following table presents the results of operations of the Lending segment for the three and nine months ended September 30. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
Revenue
Gain on loans held for sale, net
Forward mortgages	$10,022	$17,034	(41)%	$42,970	$30,071	43%
Reverse mortgages	7,258	7,568	(4)	19,271	19,616	(2)
	17,280	24,602	(30)	62,241	49,687	25
Other	9,597	8,937	7	24,570	31,493	(22)
Total revenue	26,877	33,539	(20)	86,811	81,180	7

Operating expenses
Compensation and benefits	11,761	16,809	(30)	44,314	39,668	12
Amortization of mortgage servicing rights	94	148	(36)	613	148	314
Servicing and origination	2,519	3,392	(26)	11,154	9,055	23
Technology and communications	1,000	1,060	(6)	3,412	3,029	13
Professional services	1,165	1,512	(23)	3,167	3,428	(8)
Occupancy and equipment	1,167	1,832	(36)	3,558	3,183	12
Other operating expenses	4,926	4,751	4	15,043	11,032	36
Total operating expenses	22,632	29,504	(23)	81,261	69,543	17

Income from operations	4,245	4,035	5	5,550	11,637	(52)

Other income (expense)
Interest income	4,825	3,066	57	13,117	12,432	6
Interest expense	(2,601)	(3,279)	(21)	(8,271)	(10,108)	(18)
Gain on debt redemption	—	1,282	(100)	2,609	4,474	(42)
Other, net	139	561	(75)	1,237	2,378	(48)
Other income, net	2,363	1,630	45	8,692	9,176	(5)

Income before income taxes	$6,608	$5,665	17	$14,242	$20,813	(32)
n/m: not meaningful
Three Months Ended September 30, 2014 versus 2013. For the third quarter of 2014, our Lending operations generated $6.6 million of pre-tax income on revenues of $26.9 million and originated $1.3 billion UPB of mortgage loans. This compares to $5.7 million of pre-tax income on revenues of $33.5 million and mortgage originations of $1.7 billion UPB in the third quarter of 2013. The improvement in Lending results is due to a $4.1 million improvement in pre-tax earnings generated by the Liberty reverse mortgage operations that was partially offset by a $3.2 million decline in pre-tax earnings of the Homeward forward lending operations. The overall margin rate improved slightly for the third quarter of 2014 as compared to the third quarter of 2013 due to an increase in margins on reverse mortgage operations. Total funding declined by $433.5 million due to a $323.2 million reduction in forward mortgage originations and a $110.3 million reduction in reverse mortgage volume.
For the third quarter of 2014, the forward lending operations generated $5.7 million of pre-tax income on revenues of $14.6 million and originated $1.1 billion UPB of forward mortgage loans. This compares to $8.9 million of pre-tax income on revenues of $21.6 million and forward mortgage originations of $1.4 billion UPB in the third quarter of 2013. Forward lending results declined in the third quarter of 2014 as compared to the third quarter of 2013 due to a $323.2 million or 23%, decline in total funding volume. Margin rates remained substantially the same for the third quarter of 2014 as compared to the third quarter of 2013. The decline in volume is due to a $520.7 million reduction in the correspondent channel that was partially offset by a $197.5 million increase in the direct and wholesale channels. The level of correspondent volume is based in part on current market conditions and margins and will vary as these conditions change.

During the third quarter of 2014, reverse mortgage operations generated pre-tax income of $0.9 million on revenues of $12.3 million and funded reverse mortgage volume of $168.0 million UPB. This compares to a pre-tax loss of $3.2 million on revenues of $12.0 million and reverse mortgage originations of $278.3 million UPB in the third quarter of 2013. Pre-tax income increased by $4.1 million in the third quarter of 2014 as compared to the third quarter of 2013 due to higher margin rates and lower costs that more than offset the reduction in revenue due to lower funded volume. Due to the HECM program changes by HUD in 2013, the reverse mortgage market shifted from being primarily fixed rate to a majority of variable rate product as a result of government program changes. This resulted in lower industry and Liberty volume. This also resulted in lower loan size at origination, which in turn results in a lower gain on sale. Over time, we anticipate that the loan balances on these variable rate LIBOR loans will increase through subsequent draws by the borrowers. As these additional draws are securitized, we expect to recognize additional gain on sale with minimal incremental cost. We estimate the pre-tax Future Value of the draws related to third quarter of 2014 production to be $4.5 million.
Nine Months Ended September 30, 2014 versus 2013. For the nine months ended September 30, 2014, the Lending operations generated $14.2 million of pre-tax income on revenues of $86.8 million and originated $3.9 billion UPB of mortgage loans. This compares to $20.8 million of pre-tax income on revenues of $81.2 million and mortgage originations of $6.0 billion UPB for the nine months ended September 30, 2013. Lending pre-tax income declined by $6.6 million for the nine months ended September 30, 2014 as compared to the same period last year due to an $8.2 million decline in pre-tax earnings of the Liberty reverse mortgage operations that was partially offset by a $1.6 million improvement in pre-tax earnings of the Homeward forward lending operations. The overall margin rate increased for the nine months ended September 30, 2014 as compared to the same period last year for both forward and reverse operations. Total funding declined by $2.2 billion due to a $2.0 billion reduction in forward lending volume and a $172.0 million reduction reverse mortgage volume. The results of the Lending segment for the nine months ended September 30, 2013 includes Liberty’s reverse mortgage operation beginning as of the acquisition date of April 1, 2013.
For the nine months ended September 30, 2014, the Homeward forward lending operations generated $21.3 million of pre-tax income on revenues of $57.0 million. This compares to $19.7 million of pre-tax income on revenues of $50.7 million for the nine months ended September 30, 2013. Forward mortgage originations for the nine months ended September 30, 2014 and 2013 were $3.4 billion and $5.4 billion, respectively. Due to the shift in channel business mix from the lower margin correspondent channel to the higher margin direct channel, better margin rates led to improved forward lending results despite the effects of the 37% decrease in total funding volume.
We sell MSRs for certain forward loans that may qualify under the federal government’s Home Affordable Refinance Program (HARP) to an unrelated third party in transactions accounted for as secured financings. We recognize gains on the retirement of the related financing liabilities upon repurchase of those MSRs related to loans that were successfully refinanced.
During the nine months ended September 30, 2014, Liberty incurred a pre-tax loss of $7.1 million on revenues of $29.8 million and funded reverse mortgage volume of $476.3 million. This compares to pre-tax income of $1.1 million on revenues of $30.5 million and reverse mortgage originations of $648.3 million UPB for the nine months ended September 30, 2013. While margin rates for the nine months ended September 30, 2014 improved compared to the same period last year, the decline in Liberty results was due primarily to HECM program changes by HUD in 2013. Of the $7.1 million pre-tax loss for the nine months ended September 30, 2014, $6.3 million was incurred during the three months ended March 31, 2014. Aggressive cost reduction and improved margins during 2014 limited the pre-tax loss for the three months ended June 30, 2014 to $1.6 million and resulted in pre-tax income of $0.9 million for the three months ended September 30, 2014.

Corporate Items and Other
Corporate Items and Other includes revenues and expenses that are not directly related to other reportable segments, business activities that are individually insignificant, interest income on short-term investments of cash, interest expense on unsecured corporate debt and certain corporate expenses. Our cash balances are included in Corporate Items and Other.
Portions of interest income and interest expense are allocated to the Servicing and Lending segments, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. Operating expenses incurred by corporate support services are also allocated to the Servicing and Lending segments.

The following table presents selected results of operations of Corporate Items and Other for the three and nine months ended September 30. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months		Nine Months
	2014	2013	2014	2013
Revenue	$1,557	$1,801	$4,734	$19,758
Operating expenses	118,482	11,143	148,555	95,361
Loss from operations	(116,925)	(9,342)	(143,821)	(75,603)
Other income (expense), net	(6,467)	1,924	(6,476)	6,643
Loss before income taxes	$(123,392)	$(7,418)	$(150,297)	$(68,960)
Three Months Ended September 30, 2014 versus 2013. Operating expenses increased by $107.3 million primarily as a result of the $100.0 million liability we established at September 30, 2014 for estimated losses related to certain regulatory contingencies. In addition, we incurred certain non-recurring regulatory monitoring costs which have not been allocated to the business segments. Other income (expense), net for the three months ended September 30, 2014 includes $6.1 million of interest expense on the $350.0 million Senior Unsecured Notes that we issued on May 12, 2014.
Nine Months Ended September 30, 2014 versus 2013. Revenues declined by $15.0 million as the nine months ended September 30, 2013 included $16.2 million related to the diversified fee-based businesses that we acquired as part of the Homeward and ResCap acquisitions and subsequently sold to Altisource. Operating expenses increased by $53.2 million primarily because of the $100.0 million charge we recognized in the third quarter of 2014 for estimated losses related to certain regulatory contingencies. Operating expenses for the nine months ended September 30, 2014 also includes the accelerated recognition of $5.4 million of expenses related to the surrender of stock options in the second quarter and certain non-recurring regulatory monitoring costs which have not been allocated to the business segments. Partially offsetting these increases in operating expenses, the nine months ended September 30, 2013 included the $52.8 million charge that we recorded during the second quarter in connection with the Ocwen National Mortgage Settlement and $15.3 million of operating expenses related to the diversified fee-based businesses that we sold to Altisource as disclosed above. Other income (expense), net for the nine months ended September 30, 2014 includes $9.5 million of interest expense on the $350.0 million Senior Unsecured Notes.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2014, our cash position was $299.2 million compared to $178.5 million at December 31, 2013. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts. Our priorities for deployment of excess cash are: (1) supporting the growth of our core servicing and lending businesses, (2) expanding into similar or complimentary businesses that meet our return on capital requirements and (3) repurchasing shares of our common stock.
On October 31, 2013, we announced that our board of directors had authorized a share repurchase program for an aggregate of up to $500.0 million of our issued and outstanding shares of common stock. The purpose of this program is to provide a tax efficient way to return cash to shareholders when it is deemed the shares are attractively priced. On February 27, 2014, we announced a general goal of buying at least the prior quarter’s earnings in the three months following our earnings announcements. We may buy more or less in any given period and our intentions may change. During the nine months ended September 30, 2014, we completed the repurchase of 7,970,353 shares of common stock under this program for a total purchase price of $253.4 million, including 5,307,019 shares for $158.8 million during the third quarter of 2014. As of September 30, 2014, the approximate remaining value of shares that may be repurchased under the plan was $186.6 million. During the period October 1, 2014 through October 30, 2014, we completed the repurchase of an additional 1,988,673 shares of common stock for $47.0 million.
Our ability to finance servicing advances is a significant factor that affects our liquidity. Our use of advance facilities is integral to our servicing advance financing strategy. Our borrowings under these facilities are secured by pledges of servicing advances. To fund additional advance obligations, we have typically “upsized” existing advance facilities or created new advance facilities prior to the funding obligation and then pledged additional advances to support the borrowing. Our ability to continue to pledge collateral under each advance facility depends on the performance of the collateral. Advances and match funded advances comprised 40% of total assets at September 30, 2014. At September 30, 2014, $489.4 million of the total maximum borrowing capacity under our servicing advance facilities of $2.5 billion remained available; however, only $51.2 million could be used based on the amount of available collateral. In addition, one of our match funded advance facilities contains provisions that limit the eligibility of advances to be financed based on the length of time that advances are outstanding, which, if such provisions applied, could adversely affect liquidity by reducing our average effective advance rate. Currently, the majority of our collateral qualifies for financing under the advance facility to which it is pledged.

We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. The majority of these warehouse facilities are structured as repurchase agreements under which ownership of the loans is temporarily transferred to a lender. The loans are transferred at a discount or “haircut” which serves as the primary credit enhancement for the lender. The funds are repaid using the proceeds from the sale of the loans to secondary market investors, usually within 30-45 days. At September 30, 2014, $163.9 million of borrowing capacity was available under our lending warehouse facilities including our warehouse facilities for reverse mortgages on a committed basis. In addition, another $608.1 million of borrowing capacity was available on an uncommitted basis at the discretion of the lenders. See Note 11 – Borrowings to the unaudited Consolidated Financial Statements for additional details.
In addition to these near-term sources, potential additional long-term sources of liquidity include proceeds from long-term secured borrowings such as the SSTL facility and proceeds from the issuance of senior unsecured notes and equity capital; although, we cannot assure that these sources will be available on terms that we find acceptable. On May 12, 2014, we issued $350.0 million Senior Unsecured Notes with an interest rate of 6.625% that mature on May 15, 2019. To date the proceeds have been used to fund repurchases of common stock, to reduce borrowing used to finance servicing advances and for other general corporate purposes. See Note 11 – Borrowings to the unaudited Consolidated Financial Statements for additional details regarding these notes. In the current favorable interest rate environment, we continue to assess all financing options.
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
We are the subject of mortgage servicer and credit ratings issued and revised from time to time by credit rating agencies including Moody’s Investors Services, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P), Fitch Ratings (Fitch) and Morningstar Credit Ratings, LLC. Servicer ratings are intended to be an indicator of the ability of a servicer to prevent or mitigate losses in an asset pool. Credit ratings are intended to be an indicator of the creditworthiness of a particular company, security or obligation. Lower ratings generally result in higher borrowing costs and reduced access to capital markets.
The following table summarizes our main servicer ratings by the respective rating agencies.

Rating Agency	Residential Prime Servicer	Residential Subprime Servicer	Residential Special Servicer	Master Servicing	Review Status / Outlook	Date of last action
Moody’s	na	SQ3	SQ3	na	On review for downgrade	October 22, 2014
Morningstar	na	MOR RS2 (1)	MOR RS2	na	na	October 30, 2014
S&P	Average	Average	Average	Above Average	Negative	October 28, 2014
Fitch	RPS3	RPS3	RSS3	RMS3	Negative	October 24, 2014

(1)	Non-prime rating.
The following table summarizes our main credit ratings by the respective rating agencies.

Rating Agency	Short-term	Long-term	Senior Unsecured Notes	Review Status / Outlook	Date of last action
Moody’s	na	B2	B3	On review for downgrade	October 21, 2014
S&P	na	B	B-	Negative	October 21, 2014
Fitch	B	B	CCC	Negative	October 24, 2014
As indicated above, a number of our servicer and credit ratings have recently been lowered. The credit rating agencies have generally cited uncertainty regarding the impact of the regulatory scrutiny and possible regulatory actions against us as the primary basis for their actions. At this time, we do not believe that such actions have had a material impact on our liquidity or funding position. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
Cash Flows
Our operating cash flow is primarily impacted by the timing of acquisitions, economic assumptions impacting our servicer models and our ‘asset light’ strategy. The timing of portfolio acquisitions impacts our operating cash. We generally expect our loss mitigation strategies to begin accelerating servicing advance collections within six months of boarding onto our REALServicing platform. Platform acquisitions, including Homeward and ResCap, had longer integration timelines, and as a result, were not expected to follow our historical collection trends until the transfers to the REALServicing platform were completed. We completed the last transfers related to these acquisitions in October 2014.
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
Cash flows for the nine months ended September 30, 2014. Our operating activities provided $559.0 million of cash largely due to net income of $52.2 million adjusted for MSR amortization of $186.1 million and other non-cash items and $236.7 million of net collections of servicing advances offset in part by the net settlement paid in May 2014 in connection with the Ocwen National Mortgage Settlement.
Our investing activities used $732.4 million of cash. Investing activities include cash outflows in connection with our reverse mortgage securitizations of $565.7 million accounted for as secured financings. In addition, we paid $226.3 million in connection with acquisitions completed during the nine months ended September 30, 2014.
Our financing activities provided $294.0 million of cash. Cash provided by our financing activities includes $572.0 million in connection with our reverse mortgage securitization activities. Financing activities also include $343.3 million of cash received in connection with the issuance of $350.0 million of Senior Unsecured Notes, net of the payment of $6.7 million of debt issuance costs. In addition, we received $123.6 million of proceeds from the OASIS transaction involving the financing of Freddie Mac MSRs and $88.1 million of proceeds from the sale of advances to HLSS acquired in connection with the Ginnie Mae EBO Transactions, both of which we accounted for as financing transactions. These cash inflows were partially offset by a $329.2 million net paydown of match funded liabilities using a portion of the proceeds from the newly issued Senior Unsecured Notes and a $92.1 million net reduction in borrowings under mortgage warehouse facilities used to fund originated forward loans which declined during the period. We also completed the repurchase of 9,920,649 shares of common stock for $325.6 million, including 7,970,353 shares for $253.4 million under our stock repurchase program and 1,950,296 shares for $72.3 million which we issued upon conversion of the remaining 62,000 Preferred Shares.
Cash flows for the nine months ended September 30, 2013. Our operating activities provided $1.0 billion of cash largely due to $424.0 million of collections of servicing advances, net income of $175.1 million, adjusted for MSR amortization of $197.4 million and other non-cash items. Operating cash flows were used principally to repay related match funded liabilities and to fund the portions of the ResCap Acquisition and the Ally and OneWest MSR Transactions not funded through borrowings.
Our investing activities provided $50.0 million of cash. We paid $2.3 billion to acquire certain operations and assets of ResCap, primarily servicing advances and MSRs. We paid $620.7 million to acquire MSRs and advances in the Ally MSR Transaction, net of assumed liabilities for origination and representation warranty obligations of $136.7 million. For the OneWest MSR Transaction, we paid $498.7 million to acquire MSRs and advances. Cash inflows from investing activities include $3.5 billion of proceeds from HLSS from the sale of advances and $215.7 million from the sales to Altisource of the diversified fee-based businesses acquired in the Homeward and ResCap Acquisitions. As disclosed below in the discussion of financing activities, we used a portion of the proceeds from the sales to HLSS to repay match funded liabilities and for required prepayments of the SSTL.
Our financing activities used $916.9 million of cash. To finance the ResCap acquisition, we deployed approximately $840.0 million of net additional capital from the proceeds of a new $1.3 billion SSTL facility and borrowed $1.2 billion pursuant to three servicing advance facilities, offset by our repayment of the old SSTL which had an outstanding principal balance of $314.2 million at December 31, 2012. We received $387.3 million from the sale of Rights to MSRs to HLSS in transactions accounted for as financings. We used collections of servicing advances and $2.7 billion of the proceeds received from the HLSS Transactions to repay match funded liabilities. Debt issuance costs paid on the new SSTL were $25.5 million. Borrowings under mortgage loan warehouse facilities used to fund newly-originated forward loans until they are sold declined by $175.5 million as sales exceeded originations during the period. We paid $157.9 million to repurchase the 3,145,640 shares of common stock we issued upon conversion of 100,000 of the outstanding shares of Series A Perpetual Convertible Preferred stock.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At September 30, 2014, such contractual obligations were comprised of secured and unsecured borrowings, interest payments and operating leases. On May 12, 2014, we issued $350.0 million of Senior Unsecured Notes with an interest rate of 6.625% and maturing on May 15, 2019. There were no other significant changes to our contractual obligations during the nine months ended September 30, 2014.
See Note 11 – Borrowings and Note 22 – Commitments and Contingencies to the unaudited Consolidated Financial Statements for additional information.
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
Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 15 – Derivative Financial Instruments and Hedging Activities to the unaudited Consolidated Financial Statements for additional information.
Involvement with SPEs. We use SPEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans. We consolidate the servicing advance financing SPEs. See Note 2 – Securitizations and Variable Interest Entities to the unaudited Consolidated Financial Statements for additional information.
Mortgage Loan Repurchase and Indemnification Liabilities. We have exposure to representation, warranty and indemnification obligations in our capacity as a loan originator and servicer. See Note 2 – Securitizations and Variable Interest Entities, Note 12 – Other Liabilities and Note 22 – Commitments and Contingencies to the unaudited Consolidated Financial Statements for additional information.

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

Valuation and Amortization of MSRs
As disclosed in Note 1 – Description of Business and Basis of Presentation to the unaudited Consolidated Financial Statements, we have increased our estimate of net servicing income from our servicing portfolio and have accounted for the resulting change in MSR amortization as a change in accounting estimate. The effect of this change on the third quarter of 2014 was to reduce amortization expense by $21.3 million, increase Net income attributable to Ocwen common stockholders by $14.9 million and to increase both basic and diluted earnings per share for the quarter by $0.11. The effect on the nine months ended September 30, 2014 was to reduce amortization expense by $69.2 million, increase Net income attributable to Ocwen common stockholders by $48.5 million and to increase basic and diluted earnings per share for the period by $0.36 and $0.35, respectively.
Fair Value Measurements
The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs at the dates indicated:

	September 30, 2014	December 31, 2013
Loans held for sale	$407,887	$566,660
Loans held for investment - reverse mortgages	1,315,324	618,018
MSRs	101,948	116,029
Derivative assets	5,119	15,780
Assets at fair value	$1,830,278	$1,316,487
As a percentage of total assets	22%	17%
Financing liabilities	$1,854,949	$1,249,380
Liabilities at fair value	$1,854,949	$1,249,380
As a percentage of total liabilities	28%	21%
Assets at fair value using Level 3 inputs	$1,489,300	$797,396
As a percentage of assets at fair value	81%	61%
Liabilities at fair value using Level 3 inputs	$1,854,949	$1,249,380
As a percentage of liabilities at fair value	100%	100%
Level 3 assets and liabilities increased during the nine months ended September 30, 2014 primarily in connection with reverse mortgage origination and securitization activity. We account for reverse mortgage securitizations as secured financings and have elected the fair value option for the related Loans held for investment - reverse mortgages and Financing liabilities . Our economic exposure to these net assets is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by offsetting changes in the value of the related secured financing.
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
Interest Rate Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates and the related fair value of these instruments at September 30, 2014 and December 31, 2013. We use certain assumptions to estimate the fair value of these instruments. See Note 4 – Fair Value to the unaudited Consolidated Financial Statements for additional fair value information on financial instruments.

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Assets:
Interest-earning cash	$98,076	$98,076	$87,936	$87,936
Loans held for sale, at fair value	335,950	335,950	503,753	503,753
Loans held for sale, at lower of cost or fair value (1)	71,937	71,937	62,907	62,907
Loans held for investment - reverse mortgages	1,315,324	1,315,324	618,018	618,018
Interest–earning collateral and debt service accounts	105,172	105,172	134,982	134,982
Total rate-sensitive assets	$1,926,459	$1,926,459	$1,407,596	$1,407,596

Rate-Sensitive Liabilities:
Match funded liabilities	$2,035,639	$2,035,639	$2,364,814	$2,364,814
Other secured borrowings (2)	1,666,427	1,649,886	1,777,669	1,762,876
Senior unsecured notes	350,000	338,625	—	—
Total rate-sensitive liabilities	$4,052,066	$4,024,150	$4,142,483	$4,127,690

	September 30, 2014		December 31, 2013
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$1,478,000	$91	$1,868,000	$442
IRLCs	466,799	6,117	751,436	8,433
Forward MBS trades	760,295	(1,089)	950,648	6,905
Derivatives, net		$5,119		$15,780

(1)	Net of market valuation allowances and including non-performing loans.

(2)
Excludes financing liabilities of $618.9 million and $633.8 million at September 30, 2014 and December 31, 2013, respectively, that we recorded in connection with the sales of Rights to MSRs to HLSS which did not qualify as sales for accounting purposes. These financing liabilities have no contractual maturity and are amortized over the life of the transferred Rights to MSRs. Also, excludes the financing liabilities of $1.2 billion and $615.6 million at September 30, 2014 and December 31, 2013, respectively, that we recorded in connection with the securitizations of HMBS which did not quality as sales for accounting purposes. These financing liabilities have no contractual maturity and are amortized as the related loans are repaid.

The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates.
Based on September 30, 2014 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of $15.1 million resulting from an increase of $40.2 million in annual interest income and an increase of $25.1 million in annual interest expense.
Sensitivity Analysis
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at September 30, 2014 given hypothetical instantaneous parallel shifts in the yield curve. We used September 30, 2014 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$5,738	$(7,042)
Forward MBS trades	(5,863)	6,650
Total loans held for sale and related derivatives	(125)	(392)

Fair value MSRs	(7,481)	7,053
MSRs, embedded in pipeline	(339)	319
Total fair value MSRs	(7,820)	7,372

Total, net	$(7,945)	$6,980

ITEM 4.	CONTROLS AND PROCEDURES
Management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2014.
Based on this evaluation and solely because of the previously disclosed material weakness in internal control over financial reporting (see our Quarterly Report on Form 10-Q for the three months ended June 30, 2014) related to ineffective controls regarding the use of an accounting convention in accounting for financing liabilities related to Rights to MSRs sold to HLSS, management concluded that our internal control over financial reporting was not effective as of September 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We have corrected our accounting used in connection with the financing liability related to Rights to MSRs sold to HLSS and have implemented new controls related to the monitoring and oversight of valuations of Level 3 assets and liabilities and the level and timing of critical assumptions used in third-party valuations we use in our accounting processes and reporting. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 22 – Commitments and Contingencies to the unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliates
Information regarding repurchases of our common stock during the third quarter of 2014 is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced repurchase program	Approximate dollar value of shares that may yet be purchased under the repurchase program
July 1 - July 31 (1)	3,163,703	$36.7011	1,213,407	$301.5	million
August 1 - August 31	1,613,506	$28.2865	1,613,506	$255.9	million
September 1 - September 30	2,480,106	$27.9228	2,480,106	$186.6	million
Total	7,257,315	$31.8304	5,307,019

(1)
The total number of shares purchased during July 2014 includes the repurchase of 1,950,296 shares issued in connection with the conversion of our remaining Preferred Shares outstanding on July 14, 2014. The shares were repurchased from the holders of the Preferred Shares at a negotiated price of $37.0464 per share. The repurchase of these shares is not considered to be part of our repurchase program announced on October 31, 2013.

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

ITEM 6.	EXHIBITS

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Articles of Amendment to Articles of Incorporation (2)
3.4	Articles of Amendment to Articles of Incorporation (3)
3.5	Articles of Correction (3)
3.6	Articles of Amendment to Articles of Incorporation, Articles of Designation, Preferences and Rights of Series A Perpetual Convertible Preferred Stock (4)
3.7	Amended and Restated Bylaws of Ocwen Financial Corporation (5)
11.1	Computation of earnings per share (6)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

(1)
Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-1 (File No. 333-5153) as amended, declared effective by the SEC on September 25, 1996.

(2)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(3)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(4)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on December 28, 2012.

(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on May 10, 2013.

(6)	Incorporated by reference from “Note 18 – Basic and Diluted Earnings (Loss) per Share” to the unaudited Consolidated Financial Statements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Michael R. Bourque, Jr.
Michael R. Bourque, Jr.
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: October 30, 2014