Form 10-K
period 2014-12-31
OCWEN FINANCIAL CORP
filed 2015-05-11
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Aggregate market value of the common stock of the registrant held by nonaffiliates as of June 30, 2014: $4,094,234,386
Number of shares of common stock outstanding as of April 30, 2015: 125,306,121 shares
DOCUMENTS INCORPORATED BY REFERENCE: None

OCWEN FINANCIAL CORPORATION
2014 FORM 10-K ANNUAL REPORT

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
These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from expected results. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” and the following:

•	adverse effects on our business as a result of recent regulatory settlements;

•	reactions to the announcement of such settlements by key counterparties;

•	increased regulatory scrutiny and media attention, due to rumors or otherwise;

•	uncertainty related to claims, litigation and investigations brought by government agencies and private parties regarding our servicing, foreclosure, modification and other practices;

•	any adverse developments in existing legal proceedings or the initiation of new legal proceedings;

•	our ability to effectively manage our regulatory and contractual compliance obligations;

•	the adequacy of our financial resources, including our sources of liquidity and ability to fund and recover advances, repay borrowings and comply with our debt agreements;

•	our servicer and credit ratings as well as other actions from various rating agencies, including the impact of recent downgrades of our servicer and credit ratings;

•	volatility in our stock price;

•	the characteristics of our servicing portfolio, including prepayment speeds along with delinquency and advance rates;

•	our ability to contain and reduce our operating costs;

•	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;

•	uncertainty related to legislation, regulations, regulatory agency actions, regulatory examinations, government programs and policies, industry initiatives and evolving best servicing practices;

•	our dependence on New Residential Investment Corp. (NRZ) for a substantial portion of our advance funding for non-agency mortgage servicing rights;

•	uncertainties related to our long-term relationship with NRZ;

•	the loss of the services of our senior managers;

•	uncertainty related to general economic and market conditions, delinquency rates, home prices and disposition timelines on foreclosed properties;

•
uncertainty related to the actions of loan owners and guarantors, including mortgage-backed securities investors, the Government National Mortgage Association, trustees and government sponsored entities (GSEs), regarding loan put-backs, penalties and legal actions;

•	our ability to comply with our servicing agreements, including our ability to comply with our seller/servicer agreements with GSEs and maintain our status as an approved seller/servicer;

•
uncertainty related to the GSEs substantially curtailing or ceasing to purchase our conforming loan originations or the Federal Housing Authority of the Department of Housing and Urban Development or Department of Veterans Affairs ceasing to provide insurance;

•
uncertainty related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs or delays or moratoria in the future or claims pertaining to past practices;

•	our reserves, valuations, provisions and anticipated realization on assets;

•	our ability to execute on our strategy to reduce the size of our agency portfolio;

•	uncertainty related to the ability of third-party obligors and financing sources to fund servicing advances on a timely basis on loans serviced by us;

•	uncertainty related to the ability of our technology vendors to adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems;

•	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;

•	uncertainty related to our ability to adapt and grow our business;

•	our ability to integrate the systems, procedures and personnel of acquired assets and businesses;

•	our ability to maintain our technology systems and our ability to adapt such systems for future operating environments;

•	failure of our internal security measures or breach of our privacy protections; and

•	uncertainty related to the political or economic stability of foreign countries in which we have operations.

Further information on the risks specific to our business is detailed within this report, including under “Risk Factors”. Forward-looking statements speak only as of the date they were made and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to update or revise forward-looking statements whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS
OVERVIEW
Ocwen Financial Corporation is a financial services holding company which, through its subsidiaries, is one of the largest mortgage companies in the United States. When we use the terms “Ocwen,” “OCN,” “we,” “us” and “our,” we are referring to Ocwen Financial Corporation and its consolidated subsidiaries. Ocwen is headquartered in Atlanta, Georgia with offices throughout the United States (U.S.) and in the United States Virgin Islands (USVI) with support operations in India and the Philippines. Ocwen Financial Corporation is a Florida corporation organized in February 1988. With its predecessors, Ocwen has been servicing residential mortgage loans since 1988. We have been originating forward mortgage loans since 2012 and reverse mortgage loans since 2013.
Ocwen is a leader in the servicing industry in foreclosure prevention and loss mitigation that helps families stay in their homes and improves financial outcomes for investors. Our leadership in the industry is evidenced by our high cure rate for delinquent loans and above average rate of continuing performance by borrowers whose loans we have modified. Ocwen has completed over 559,000 loan modifications since January 2008. We are also an innovator in the industry, as evidenced by our “Shared Appreciation Modification” (SAM) program. The SAM program incorporates principal reductions and lower payments for borrowers while providing an estimated net present value for mortgage loan investors that is superior to that of foreclosure, plus the ability to recoup a portion of the principal reductions granted if property values increase over time. This program was developed in 2012, and was expanded in 2013 to all states where the program is permitted. Through December 31, 2014, we have completed over 48,000 modifications under the SAM program.
Ocwen has been a leader in the U.S. Treasury’s Home Affordable Modification Program (HAMP) since the program’s inception in 2009. According to data published by Making Homes Affordable (MHA) in December 2014, Ocwen has completed 20% of all HAMP-sponsored modifications, 45% more than the next highest servicer. Ocwen achieved 3-star ratings, the highest score, on all seven compliance categories in the same report.
From 2010 through 2013, our business grew rapidly via portfolio and business acquisitions. However, we made no significant acquisitions during 2014 and, as a result, the unpaid principal balance (UPB) of our residential servicing portfolio declined from $464.7 billion as of December 31, 2013 to $398.7 billion as of December 31, 2014. Our growth ceased primarily as a result of significant regulatory scrutiny by the state of New York, which resulted in a settlement with the New York Department of Financial Services (NY DFS) in December 2014. We also entered into a more limited settlement with the California Department of Business Oversight (CA DBO) in January 2015.
Our recent regulatory settlements have significantly impacted our ability to grow our servicing portfolio because we have agreed to restrictions in our consent orders with the NY DFS and CA DBO that effectively prohibit future acquisitions of servicing until we have satisfied the respective conditions in those consent orders. Under the NY DFS consent order, we may acquire mortgage servicing rights (MSRs) upon (a) meeting benchmarks specified by a to-be-appointed operations monitor (Operations Monitor) relating to our boarding process for newly acquired MSRs and our ability to adequately service newly acquired MSRs and our existing loan portfolio, and (b) the NY DFS’s approval, not to be unreasonably withheld. Under the CA DBO consent order, we agreed to cease acquiring any additional MSRs for loans secured in California until the CA DBO is satisfied that Ocwen Loan Servicing, LLC (OLS) can satisfactorily respond to the requests for information and documentation made in the course of a regulatory exam. If we are unable to satisfy these conditions, we will be unable to grow our servicing portfolio through acquisitions.
As a result of the current regulatory environment, we have faced, and expect to continue to face, increased regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. We continue to work diligently to assess the implications of the regulatory environment in which we operate and to meet the requirements of the current environment. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders.
Ocwen has implemented an “asset-light” strategy pursuant to which we have sold rights to receive servicing fees, excluding ancillary income, with respect to certain non-Agency MSRs (Rights to MSRs), together with the related servicing advances, to New Residential Investment Corp. (NRZ), who purchased these Rights to MSRs and assumed the rights and obligations under the associated agreements from Home Loan Servicing Solutions, Ltd. (HLSS) on April 6, 2015. Pursuant to our agreements with NRZ, NRZ has acquired Rights to MSRs and related servicing advances, and has assumed the obligation to fund new servicing advances in respect of the Rights to MSRs. We continue to service the loans for which the Rights to MSRs have been sold to NRZ. We refer in this Form 10-K to NRZ as the counterparty with respect to certain historical transactions and agreements without regard to whether such transactions or agreements were originally entered into with HLSS because following HLSS’ sale of substantially all of its assets on April 6, 2015, NRZ, through its subsidiaries, is the owner of the Rights to MSRs and has assumed HLSS’ rights and obligations under the associated agreements.
Including our initial transaction on March 5, 2012, through 2014, we completed sales of Rights to MSRs and related servicing advances for serviced loans with a UPB of $202.4 billion (based on UPB at the time of sale). Together, these transactions are referred to as the NRZ Transactions. We did not complete any sales of Rights to MSRs to NRZ during 2014. As of December 31, 2014, we are the named servicer on Rights to MSRs sold to NRZ pertaining to approximately $160.8 billion in UPB.
Our asset-light strategy enabled us to finance our substantial growth since early 2012 without the need to raise new equity beyond the $162.0 million of Series A Perpetual Convertible Preferred Stock (Preferred Shares) issued to the sellers in connection with the acquisition of Homeward Residential, Inc. (Homeward) in December 2012 which were subsequently converted to common stock in 2013 and 2014.
BUSINESS LINES
Servicing and Lending are our primary lines of business.
Servicing
Our Servicing business is primarily comprised of our core residential mortgage servicing business and currently accounts for the majority of our total revenues. Our servicing clients include non-Agency residential mortgage-backed securities (RMBS) trusts and some of the largest financial institutions in the U.S., including the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Government National Mortgage Association (Ginnie Mae). We are a leader in the servicing industry in foreclosure prevention and loss mitigation that helps families stay in their homes and improves financial outcomes for investors.
Servicing involves the collection and remittance of principal and interest payments received from borrowers, the administration of mortgage escrow accounts, the collection of insurance claims, the management of loans that are delinquent or in foreclosure or bankruptcy, including making servicing advances, evaluating loans for modification and other loss mitigation activities and, if necessary, foreclosure referrals and the sale of the underlying mortgaged property following foreclosure (real estate owned or REO) on behalf of investors or other servicers. Master servicing involves the collection of payments from servicers and the distribution of funds to investors in mortgage and asset-backed securities and whole loan packages. We earn contractual monthly servicing fees (which are typically payable as a percentage of UPB) pursuant to servicing agreements as well as other ancillary fees in connection with our servicing activities.
We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. The owners of MSRs may choose to hire Ocwen as a subservicer or special servicer instead of servicing the MSRs themselves for a variety of reasons, including not having a servicing platform or not having the necessary capacity or expertise to service some or all of their MSRs. In a subservicing context, Ocwen may be engaged to perform all of the servicing functions previously described or it could be a limited engagement (e.g., sub-servicing only non-defaulted mortgage loans). As a subservicer, we are obligated to make servicing advances, though most subservicing agreements provide for more rapid reimbursement of any advances from the owner of the servicing rights. Ocwen is also engaged as a special servicer. These engagements typically involve portfolios of defaulted mortgage loans, which require more work than performing mortgage loans and involve working out modifications or short sales with borrowers or taking properties through the foreclosure process. We typically earn subservicing and special servicing fees either as a percentage of UPB or on a per loan basis.
Our servicing platform (REALServicing®) runs on an information technology system that we license under long-term agreements with Altisource Portfolio Solutions S.A. (Altisource). The system utilizes non-linear loss mitigation models that we believe optimize delinquent borrower resolutions. Altisource utilizes software developers, modelers and psychology professionals who focus on borrower behavior and improvement of resolution models to improve system performance and outcomes.
Acquisition History and Growth
From 2010 through 2013, the Servicing business grew rapidly via portfolio and business acquisitions. We made no significant acquisitions during 2014. Our growth ceased primarily as a result of significant regulatory scrutiny, which resulted in our settlement with the NY DFS in December 2014 and the CA DBO in January 2015.

Significant servicing asset and platform acquisitions during the five years ended December 31, 2014 are as follows:

Counterparty	Acquisition Type	Date	Loan Count	MSR UPB (in billions)
Saxon (1)	Asset	May 2010	38,000	$6.9
HomEq (2)	Platform	September 2010	134,000	22.4
Litton (3)	Platform	September 2011	245,000	38.6
Saxon (1)	Asset	April 2012	132,000	22.2
JPMorgan (4)	Asset	April 2012	41,200	8.1
Bank of America (5)	Asset	June 2012	51,000	10.1
Homeward (6)	Platform	December 2012	421,000	77.0
ResCap (7)	Platform	February 2013	1,740,000	183.1
Ally (8)	Asset	April - August 2013	466,900	87.5
OneWest (9)	Asset	August 2013 - March 2014	299,000	69.0
Greenpoint (10)	Asset	December 2013	31,400	6.3

(1)	Consisted of conventional and non-Agency (includes forward mortgage loans originated as Alt-A and subprime) MSRs acquired from Saxon Mortgage Services, Inc. (Saxon).

(2)	Represented the U.S. non-Agency mortgage servicing business (HomEq) acquired from Barclays Bank PLC.

(3)
Represented the acquisition of the outstanding partnership interests of Litton Loan Servicing LP (Litton), a servicer and subservicer of primarily non-Agency mortgage loans, from The Goldman Sachs Group, Inc.

(4)	Consisted of non-Agency MSRs acquired from JP Morgan Chase Bank, N.A. (JPMorgan).

(5)	Consisted of conventional MSRs acquired from Bank of America, N.A. (Bank of America).

(6)
On December 27, 2012, completed the merger of O&H Acquisition Corp. (O&H), a wholly-owned subsidiary of Ocwen, and Homeward, a servicer and subservicer of conventional, government-insured and non-Agency mortgage loans and an originator of conventional and government-insured loans. Substantially all of the stock of Homeward was owned by certain private equity funds that were managed by WL Ross & Co. LLC.

(7)
Represented the acquisition of the U.S. mortgage servicing business (ResCap) of Residential Capital, LLC, a servicer, subservicer and master servicer of conventional, government-insured and non-Agency mortgage loans, pursuant to a plan under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. Residential Capital, LLC is a wholly-owned subsidiary of Ally Financial Inc.

(8)
Consisted of conventional MSRs acquired from Ally Bank (Ally), a wholly-owned subsidiary of Ally Financial Inc. Ocwen assumed the subservicing agreement between ResCap and Ally at the time of the ResCap acquisition. Upon completion of the Ally acquisition, the subservicing contract was terminated.

(9)	Consisted of conventional and non-Agency MSRs acquired from OneWest Bank, FSB (OneWest).

(10)	Consisted of primarily non-Agency MSRs from Greenpoint Mortgage Funding, Inc. (Greenpoint), a subsidiary of Capital One Bank, N.A.
We have been consistently successful in reducing delinquencies on acquired business even though these acquired portfolios were previously managed by servicers that were, in many cases, considered among the best servicers in the business. The following table includes the decline in delinquencies (mortgage loans 90 days or more past due) for non-prime servicing portfolios acquired on or before June 30, 2013, as of December 31, 2014:

		Delinquencies (% of UPB)
Acquisition	Acquisition Date	Upon Boarding to Ocwen’s System	December 31, 2014
HomEq	September 2010	28.0%	18.0%
Litton	September 2011	35.0	20.6
Saxon	April 2012	28.7	18.9
Homeward	December 2012	21.7	14.3
ResCap	February 2013	11.4	5.9
While increasing borrower participation in modification programs is a critical component of our ability to reduce delinquencies, equally important is the persistency of those modifications to remain current. As of December 31, 2014, only 25.6% of Ocwen modifications are 60 or more days delinquent as compared to non-Ocwen servicer re-default rates of 31.2%, according to data from BlackBox Logic LLC. According to the same data, Ocwen has modified a larger percentage of its portfolio, 61.8% versus 54.4% for the non-Ocwen large subprime servicers. The data also confirms our success in generating greater cash flow to investors showing that 77.5% of Ocwen’s subprime borrowers have made 10 or more payments in the 12 months ending December 2014 as compared to only 68.9% for other large subprime servicers.
Business Mix Shift and Profitability
In total, the MSR acquisitions through 2013 substantially increased the share of our servicing portfolio that is made up of conventional loans (conforming to the underwriting standards of the government sponsored entities, Fannie Mae or Freddie Mac (collectively, the GSEs and Agency), government-insured loans (insured by the Federal Housing Authority (FHA) of the Department of Housing and Urban Development (HUD) or Department of Veterans Affairs (VA) (collectively, government-insured)) and prime non-Agency loans (generally conforming to the underwriting standards of the GSEs whose UPB exceeds the GSE loan limits, commonly referred to as jumbo loans). At December 31, 2014, these loans comprised 58.0% of the UPB of our servicing portfolio, up from 56.8% at December 31, 2013 and 24.4% at December 31, 2012. Pre-tax income margin in our Servicing segment was 32.6% for the fiscal year 2012. By comparison, excluding the $371.1 million goodwill impairment loss, the pre-tax income margin in our Servicing segment was 9.9% for the fiscal year 2014. During the intervening period, the portion of the servicing portfolio comprised of conventional and government-insured loans increased and the portion of the servicing portfolio comprised of subservicing has increased. Even after adjusting for the increase in risk, compliance and monitoring costs, the pre-tax income margin still declined from 33.0% for 2012 to 12.2% for 2014. While we do not generate discrete financial information that allows us to track margin by type of loan serviced, we believe, given the change in the segment margin, that our traditional cost advantages are not as significant for servicing conventional and government-insured loans as they are for servicing non-Agency loans.
We announced in December 2014 that, as part of a strategy to focus our servicing business primarily on non-Agency servicing, we plan to sell certain of our Agency MSRs. In keeping with this strategy, we have announced the following sales:

•
On March 2, 2015, we signed a letter of intent with a buyer for the sale of MSRs on a portfolio consisting of approximately 277,000 performing Agency loans owned by Fannie Mae with a total UPB of approximately $45.0 billion. This transaction remains subject to approvals by the Federal Housing Finance Authority (FHFA) and Fannie Mae and other customary closing conditions and is expected to close on June 1, 2015. In connection with this transaction, on April 17, 2015, we entered into a letter agreement with Fannie Mae pursuant to which we will designate a portion of the expected proceeds as prepayments to secure against certain future obligations. These future obligations include repurchases, indemnifications and various fees. The total cash pre-payments are $15.4 million, including $3.2 million paid on April 27, 2015 with the remainder to be paid on June 1, 2015. Another $37.5 million of escrowed collateral will be set aside on June 1, 2015 to secure potential future obligations not covered by the prepaid amount.

•
On March 18, 2015, OLS and Green Tree Loan Servicing, a subsidiary of Walter Investment Management Corp. (collectively, Walter), signed an agreement in principle for the sale by OLS of residential MSRs on a portfolio consisting of approximately 55,000 largely performing loans owned by Freddie Mac with a total UPB of approximately $9.6 billion. We executed a definitive agreement on April 29, 2015 and initial funding occurred on April 30, 2015. We expect that servicing will begin to transfer on or around June 16, 2015.

•
On March 24, 2015, we announced that OLS and Nationstar Mortgage LLC, an indirectly held, wholly owned subsidiary of Nationstar Mortgage Holdings Inc. (collectively, Nationstar) have agreed in principle to the sale by OLS of residential MSRs on a portfolio consisting of approximately 142,000 loans owned by Freddie Mac and Fannie Mae with a total UPB of approximately $25.0 billion. We closed on the sale of a portion of these MSRs, with a total UPB of approximately $2.8 billion, on April 30, 2015. The sale of the remaining MSRs, subject to a definitive agreement, approvals by Freddie Mac, Fannie Mae and FHFA and other customary conditions, is expected to close around mid-year.

•
On March 31, 2015, OLS closed on a sale agreement with Nationstar for the sale of residential MSRs on a portfolio consisting of 76,000 performing loans owned by Freddie Mac with a UPB of $9.1 billion. Servicing was successfully transferred on April 16, 2015.

We currently expect to receive approximately $852.0 million of proceeds from the above described transactions, subject in each case to necessary approvals and the satisfaction of closing conditions. We expect that the majority of such proceeds will be used for prepayments under our SSTL. In addition, on April 30, 2015, we announced agreements with Fannie Mae and Freddie Mac to sell portfolios of non-performing loan servicing. We expect these transactions to close over the coming months, with the first transfer on May 1, 2015. These transactions will include payments to the GSEs to assume the delinquent servicing and may, in some cases, include settlements of certain indemnification obligations. We expect these transactions to be cash flow positive as we will be reimbursed for outstanding advances.

We have no current intention to sell any of our Ginnie Mae MSRs. Assuming successful completion of the announced sales, we will retain approximately $24.0 billion UPB in Agency MSRs and approximately $8.0 billion UPB of Agency subservicing, and we will continue to originate and service new Fannie Mae, Freddie Mac and FHA loans.
Lending
In our Lending business, we originate and purchase conventional and government-insured forward mortgage loans through the direct, wholesale and correspondent lending channels of our Homeward operations. We also originate and purchase Home Equity Conversion Mortgages (HECM or reverse mortgage loans) insured by FHA through our Liberty Home Equity Solutions, Inc. (Liberty) operations. We leverage our direct forward mortgage lending channel to pursue refinancing opportunities from our servicing portfolio, where permitted. After origination, we package and sell the loans in the secondary mortgage market, through GSE and Ginnie Mae guaranteed securitizations and whole loan transactions. We typically retain the associated MSRs, providing the Servicing business with a source of new MSRs to replenish our servicing portfolio and partially offset the impact of amortization and prepayments. In 2014, we originated or purchased forward and reverse mortgage loans with a UPB of $4.3 billion and $675.5 million, respectively. Our Lending business provides us the opportunity to expand into new markets and offer new products, for example prime loans that exceed the GSE limits (jumbo loans), as market and investor demand develops. We do not currently expect to originate loans not considered qualified mortgages (Qualified Mortgages) by the Consumer Financial Protection Bureau (CFPB).
The results of operations for each of our reportable operating segments are contained in the individual business operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Financial information related to reportable operating segments is provided in Note 24 — Business Segment Reporting.
COMPETITION
The financial services markets in which we operate are highly competitive. We compete with large and small financial services companies, including banks and non-bank entities, in the servicing and lending markets. Large banks are generally the biggest players, and their financial and other resources are far greater than are ours.
The majority of loan servicing in the United States is performed by banks such as Wells Fargo, JPMorgan Chase, Bank of America and Citibank. We have, however, observed a substantial shift in the past three years as large banks reduced their share of servicing while non-bank servicers, such as Ocwen increased their market share. We have observed that a number of large banks are shifting their focus to core customers - typically prime loan borrowers that use other services of the bank - and divesting themselves of servicing for non-prime, or credit impaired, borrowers. Ocwen, and other non-bank Servicers such as Nationstar Mortgage LLC and Walter Investment Management, have benefited from divestitures by large banks.
In the servicing industry, we compete on the basis of price, quality and counterparty risk. We face fee competition for subservicing transactions as well as MSR price competition. Potential sources of business also examine the quality of our servicing, including our systems and processes, for demonstrating regulatory compliance. Some of our competitors, including the larger financial institutions, have substantially lower costs of capital. We believe that our competitive strengths flow from our ability to control and drive down delinquencies through the use of proprietary technology and processes and our lower cost to service. Notwithstanding these advantages, Ocwen has recently suffered reputational damage as a result of the regulatory scrutiny that resulted in the NY DFS and CA DBO settlements. We believe this may have weakened our competitive position against both our bank and non-bank mortgage servicing competitors.
In the lending industry, we face significant competition in most areas, including product offerings, rates, pricing and fees, and customer service. Some of our competitors, including the larger financial institutions, have substantially lower costs of capital. We believe our competitive strengths flow from our existing role as a mortgage servicer, which enables to more efficiently capture refinance volume on our portfolio, our customer service (e.g., time to close) and our customer relationships.
REGULATION
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the CFPB, the Department of Housing and Urban Development (HUD), the U.S. Securities and Exchange Commission (SEC) and various state agencies that license, audit and conduct examinations of our mortgage servicing, origination and collection activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing monitoring or reporting. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to our policies, procedures and practices regarding our mortgage servicing, origination and collection activities. The GSEs and their conservator, the FHFA, Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
We must comply with a large number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection

Act, the Federal Trade Commission Act, the Equal Credit Opportunity Act, the Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and state foreclosure laws. These statutes apply to loan origination, debt collection, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced.
Our failure to comply with applicable federal, state and local consumer protection laws could lead to any of the following:

•	loss of our licenses and approvals to engage in our servicing and lending businesses;

•	damage to our reputation in the industry;

•	governmental investigations and enforcement actions;

•	administrative fines and penalties and litigation;

•	civil and criminal liability, including class action lawsuits;

•	breaches of covenants and representations under our servicing, debt or other agreements;

•	inability to raise capital; or

•	inability to execute on our business strategy.
The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential real estate lenders and servicers. Over the past few years, state and federal lawmakers and regulators have adopted a variety of new or expanded laws and regulations and recommended practices, including the Dodd-Frank Act discussed below. These regulatory and legislative measures, or changes in enforcement practices, could, either individually, in combination or in the aggregate, require that we further change our business practices, impose additional costs on us, limit our product offerings, limit our ability to efficiently pursue business opportunities, negatively impact asset values and reduce our revenues. Accordingly, they could materially and adversely affect our business and our financial condition, liquidity and results of operations. For additional information on these risks, see Item 1A. Risk Factors, below.
The Dodd-Frank Act, enacted in 2010, constituted a sweeping reform of the regulation and supervision of financial institutions, as well as the regulation of derivatives, capital market activities and consumer financial services. The ultimate impact of the Dodd-Frank Act and its effects on our business will not be fully known for an extended period of time.
Among other things, the Dodd-Frank Act created the CFPB, a new federal entity responsible for regulating consumer financial services. The CFPB directly affects the regulation of residential mortgage servicing and lending in a number of ways. First, the CFPB has rule making authority with respect to many of the federal consumer protection laws applicable to mortgage servicers and lenders, including TILA and RESPA, as reflected in the new rules for servicing and origination that went into effect in 2014. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans. Accordingly, we are subject to supervision, examination and enforcement by the CFPB.
Effective in 2014, the CFPB issued a set of new rules under the Dodd-Frank Act requiring mortgage servicers to (i) warn borrowers before any interest rate adjustments on their mortgages and provide alternatives for borrowers to consider, (ii) provide monthly mortgage statements that explicitly breakdown principal, interest, fees, escrow and due dates, (iii) provide options for avoiding lender-placed (or “forced-placed”) insurance, (iv) provide early outreach to borrowers in danger of default regarding options to avoid foreclosure, (v) provide that payments be credited to borrower accounts the day they are received, (vi) require that borrower account records be kept current, (vii) provide borrowers with increased accessibility to servicing staff and records and (viii) investigate errors within 30 days and improve staff accessibility to consumers, among other things.
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
Transfers of mortgage servicing are subject to regulation under federal consumer finance laws, including CFPB rules implementing RESPA that require servicers to, among other things, maintain policies and procedures that are reasonably designed to facilitate the transfer of accurate information and documents during mortgage servicing transfers and properly evaluate loss mitigation applications that are in process at the time of transfer. The CFPB has advised mortgage servicers that its examiners will be carefully reviewing servicers’ compliance with these and other regulations applicable to servicing transfers, and state mortgage regulators have supervisory power over any licensed institutions involved in a transaction.

Accordingly, we will be required to devote time and resources to ensuring compliance and engaging with such regulators in connection with any future transfers of mortgage servicing, including in connection with our announced asset sales.
There are a number of foreign laws and regulations that are applicable to our operations in India, the Philippines and Uruguay, including acts that govern licensing, employment, safety, taxes, insurance and the laws and regulations that govern the creation, continuation and the winding up of companies as well as the relationships between shareholders, our corporate entities, the public and the government in these countries. Non-compliance with the laws and regulations of India, the Philippines or Uruguay could result in (i) restrictions on our operations in these counties, (ii) fines, penalties or sanctions or (iii) reputational damage.
We are subject to a number of pending federal and state regulatory investigations, examinations, inquiries, requests for information and other actions, including those discussed below.
New York Department of Financial Services
In December 2012, we entered into a consent order with the New York Department of Financial Services (NY DFS) in which we agreed to the appointment of a Monitor to oversee our compliance with an Agreement on Servicing Practices. The Monitor began its work in 2013. We devote substantial resources to regulatory compliance, and we incur, and expect to continue to incur, significant ongoing costs with respect to compliance in connection with the Agreement on Servicing Practices and the work of the Monitor, as well as in connection with the consent order discussed below.
Effective December 19, 2014, we reached a settlement with the NY DFS related to its investigation and entered into a consent order (the NY Consent Order) with the NY DFS to reflect such settlement. A summary of the terms of the settlement reflected in the NY Consent Order follows.
Settlement Summary of Monetary Provisions

•
Ocwen paid a civil monetary penalty of $100.0 million to the NY DFS on December 31, 2014, which will be used by the State of New York for housing, foreclosure relief and community redevelopment programs.

•
Ocwen also paid $50.0 million on December 31, 2014 as restitution to current and former New York borrowers in the form of $10,000 (in dollars) to each borrower whose home was foreclosed upon by Ocwen between January 2009 and December 19, 2014, with the balance distributed equally among borrowers who had foreclosure actions filed, but not completed, by Ocwen between January 2009 and December 19, 2014.

Settlement Summary of Non-Monetary Provisions
Borrower Assistance
Beginning February 20, 2015, and for two years, Ocwen will:

•	provide upon request by a New York borrower a complete loan file at no cost to the borrower;

•	provide every New York borrower who is denied a loan modification, short sale or deed-in-lieu of foreclosure with a detailed explanation of how this determination was reached; and

•
provide one free credit report per year, at Ocwen’s expense, to any New York borrower on request if Ocwen made a negative report to any credit agency from January 1, 2010, and Ocwen will make staff available for borrowers to inquire about their credit reporting, dedicating resources necessary to investigate such inquiries and correct any errors.

Operations Monitor

•
The NY DFS will appoint an independent operations Monitor (Operations Monitor) to review and assess the adequacy and effectiveness of Ocwen’s operations. The Operations Monitor’s term will extend for two years from its engagement, and the NY DFS may extend the engagement another 12 months at its sole discretion.

•	The Operations Monitor will recommend and oversee implementation of corrections and establish progress benchmarks when it identifies weaknesses.

•
The Operations Monitor will report periodically on its findings and progress. The currently existing Monitor will remain in place for at least three months and then for a short transitional period to facilitate an effective transition to the Operations Monitor.

Related Companies

•	The Operations Monitor will review and approve Ocwen’s benchmark pricing and performance studies semi-annually with respect to all fees or expenses charged to New York borrowers by any related party.

•	Ocwen will not share any common officers or employees with any related party and will not share risk, internal audit or vendor oversight functions with any related party.

•
Any Ocwen employee, officer or director owning more than $200,000 (in dollars) equity ownership in any related party will be recused from negotiating or voting to approve a transaction with the related party in which the employee, officer or director has such equity ownership, or any transaction that indirectly benefits such related party, if the transaction involves $120,000 (in dollars) or more in revenue or expense.
Corporate Governance

•
Ocwen agreed to add two independent directors (after consultation with the Monitor) who do not own equity in any related party. These two independent directors were appointed to the Board of Directors on January 20, 2015.

•
As of January 16, 2015, William C. Erbey stepped down as an officer and director of Ocwen, as well as from the boards of Altisource, HLSS, Altisource Asset Management Corporation (AAMC) and Altisource Residential Corporation (Residential). Mr. Barry Wish, a current member of the Board, assumed the role of non-executive Chairman.

•
The Operations Monitor will review Ocwen’s current committees of the Board of Directors and will consult with the Board relating to the committees. This will include determining which decisions should be committed to independent directors’ oversight, such as approval of transactions with related parties, transactions to acquire mortgage servicing rights, sub-servicing rights or otherwise to increase the number of serviced loans, and new relationships with third-party vendors.

•
The Board will work closely with the Operations Monitor to identify operations issues and ensure that they are addressed. The Board will consult with the Operations Monitor to determine whether any member of senior management should be terminated or whether additional officers should be retained to achieve the goals of complying with this NY Consent Order.

MSR Purchases

•
Ocwen may acquire MSRs upon (a) meeting benchmarks specified by the Operations Monitor relating to Ocwen’s boarding process for newly acquired MSRs and its ability to adequately service newly acquired MSRs and its existing loan portfolio, and (b) the NY DFS’s approval, not to be unreasonably withheld.

•
These benchmarks will address the compliance plan, a plan to resolve record-keeping and borrower communication issues, the reasonableness of fees and expenses in the servicing operations, development of risk controls for the boarding process and development of a written boarding plan assessing potential risks and deficiencies in the boarding process.

National Mortgage Settlement
In December 2013, we reached an agreement, which was subject to court approval, involving the CFPB and various state attorneys general and other state agencies that regulate the mortgage servicing industry (NMS Regulators). In February 2014, the United States District Court for the District of Columbia entered a consent order memorializing the settlement (Ocwen National Mortgage Settlement). The settlement has four key elements:

•	A commitment by Ocwen to service loans in accordance with specified servicing guidelines and to be subject to oversight by an independent national monitor for three years.

•	A payment of $127.3 million to a consumer relief fund to be disbursed by an independent administrator to eligible borrowers.

•
A commitment by Ocwen to continue its principal forgiveness modification programs to delinquent and underwater borrowers, including underwater borrowers at imminent risk of default, in an aggregate amount of at least $2.0 billion over three years, when permitted by the applicable servicing agreements. These and all of Ocwen’s other loan modifications are designed to be sustainable for homeowners while providing a net present value for loan investors that is superior to that of foreclosure.

•
Ocwen and the former owners of certain of the acquired servicing portfolios received from the NMS Regulators comprehensive releases, subject to certain exceptions, from liability with respect to residential mortgage servicing, modification and foreclosure practices.

In a similar manner to large banks that have entered into similar settlements, Ocwen is tested on a quarterly basis on various metrics to ensure compliance with the Ocwen National Mortgage Settlement. These metrics relate to various aspects of our servicing business, and each has a proscribed error threshold. These metrics are tested by a dedicated group of Ocwen employees who do not report to the servicing business and are referred to as the Internal Review Group (IRG). The IRG tests these metrics, and reports their findings to the professional firms employed by the Office of Mortgage Settlement Oversight (OMSO). OMSO has ultimate authority to accept or reject the IRG’s findings, and OMSO reports its findings to the District Court.
Exceeding the metric error rate threshold for the first time does not result in a violation of the settlement, but rather it is deemed a “potential violation” which then is subject to a cure period. Any potential violation requires us to submit a corrective action plan (CAP) to OMSO for approval and review, and all testing for that metric is suspended until the CAP is completed. Following the completion of the CAP, testing on that metric resumes by the IRG and any further fails in the cure period or the quarter following that cure period would subject us to financial penalties. These penalties start at an amount of not more than $1.0 million for the first uncured violation and increase to an amount of not more than $5.0 million for the second uncured violation. It is also possible that if we are found to have caused borrower harm, we would be subject to costs to remediate that harm. In addition, in the event that there were widespread metric failures, it is possible that OMSO and/or the District Court could determine that we were generally violating the settlement and seek to impose a broader range of financial or injunctive penalties on us.
In December 2014, OMSO identified two issues involving Ocwen’s compliance with the Ocwen National Mortgage Settlement. The first concerned the adequacy and independence of our IRG, which is responsible for reporting on Ocwen’s compliance with the settlement. The second issue concerned the letter dating issues raised by the NY DFS. OMSO’s report identified the steps that Ocwen had taken to remediate these issues and acknowledged Ocwen’s cooperation.
In May 2015, OMSO issued another compliance report following up on that of December 2014. This report detailed additional changes that Ocwen had made to its IRG and described the work performed by OMSO to retest certain metrics previously tested by the Ocwen IRG for the first quarter of 2014. OMSO’s report indicated that the various steps taken by Ocwen in connection with its IRG demonstrated “measurable improvement” since the December 2014 report. OMSO further reported that its retesting of metrics for the first quarter of 2014 revealed that it only disagreed with the Ocwen IRG’s assessment for one out of the nine metrics subject to retesting. Ocwen has not objected to the determination on that one metric and will develop a corrective action plan for that potential violation.
We continue to work cooperatively with OMSO on resolving these issues, and to date, these issues have not resulted in financial penalties.
Securities and Exchange Commission
On April 28, 2014, we received a letter from the staff of the New York Regional Office of the SEC (the Staff) informing us that it was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 22, 2014 surrender of certain options to purchase our common stock by Mr. Erbey, our former Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. On June 12, 2014, we received a subpoena from the SEC requesting production of various documents relating to our business dealings with Altisource, HLSS, AAMC and Residential and the interests of our directors and executive officers in these companies. Following the above-described announcement on August 12, 2014 that we intended to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, we received an additional subpoena on September 11, 2014 in relation to such amendments. In addition, we received a further subpoena on November 20, 2014 requesting certain documents related to Ocwen’s agreement with Southwest Business Corporation, and related to Mr. Erbey’s approvals for specifically enumerated board actions. On February 10, 2015, we received a letter from the Staff informing us that it was conducting an investigation relating to mortgage loan servicer use of collection agents, and it made a request for the voluntary production of documents and information. We believe that the February 10, 2015 letter was also sent to other companies in the industry. We are cooperating with the Staff on these matters.
California Department of Business Oversight
Effective January 23, 2015, OLS reached an agreement with the California Department of Business Oversight (the CA DBO) relating to Ocwen’s failure to produce certain information and documents during a routine licensing examination, which will result in the CA DBO withdrawing its notice of hearing to suspend OLS’ license in California. OLS and the CA DBO entered into a Consent Order pursuant to the California Residential Mortgage Lending Act (the CA Consent Order) with the CA DBO to reflect such settlement. The CA Consent Order addresses and resolves the examination disputes between the CA DBO and OLS, and does not involve any accusation or admission of wrongdoing with regard to OLS’ servicing practices.
Under the terms of the CA Consent Order, OLS paid the CA DBO a penalty of $2.5 million plus costs associated with the examination. We accrued the $2.5 million penalty as of December 31, 2014. OLS also agreed to cease acquiring any additional MSRs for loans secured in California until the CA DBO is satisfied that OLS can satisfactorily respond to the requests for information and documentation made in the course of a regulatory exam.
In addition, the CA DBO will select an independent third party auditor (the CA Auditor) to assess OLS’ compliance with laws and regulations impacting California borrowers for an initial term of two years, extendable at the discretion of the CA DBO. OLS will pay all reasonable and necessary costs of the CA Auditor. The CA Auditor will report periodically on its findings and progress, and OLS will submit to the CA DBO a written plan to address and implement corrective measures and address any deficiencies identified by the CA Auditor.
General
In addition to the above matters, our mortgage origination and servicing businesses require one or more licenses in the various jurisdictions where properties secured by mortgages are located. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which in some cases include the requirement to provide audited financial statements as well as other financial and non-financial information. The same agencies that issue licenses to us engage in regular supervisory examinations of the licensable activities. For example, during 2014 state regulators commenced 47 examinations of one or more of our areas of operation, and we closed 26 exams involving 18 states (some of which had started in prior years). As of April 24, 2015, Ocwen was aware of 26 pending examinations in 19 states. In addition, we are subject to supervision by the CFPB at the federal level, and it similarly has the authority to conduct regulatory examinations, in addition to its enforcement and investigatory powers. These examinations are part of our ordinary course business activities, and the mere existence of an examination is not typically indicative of anything unusual or material as to that business. In addition, we also receive information requests and other inquiries, both formal and informal in nature, from these agencies as part of their general regulatory oversight of our origination and servicing businesses.
We also have regular engagements with not only our state financial regulators, but also the attorneys general in the various states and the CFPB to address individual borrower complaints that they bring to our attention, or to respond to information requests and other inquiries. Many of these matters are brought to our attention as a complaint that the entity is investigating, although some are formal investigations or proceedings.
To the extent that an examination or other regulatory engagement reveals a failure by us to comply with applicable law, regulation or licensing requirement, or if we fail to comply with the commitments we have made with respect to the foregoing regulatory actions or if other regulatory actions of a similar or different nature are taken in the future against us, this could lead to (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) inability to raise capital and (vii) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition and results of operations.
THIRD-PARTY SERVICER RATINGS
HUD, Freddie Mac, Fannie Mae and Ginnie Mae have approved OLS as a loan servicer. We are also the subject of mortgage servicer ratings issued and revised from time to time by credit rating agencies including Moody’s Investors Services, Inc. (Moody’s), Morningstar, Inc. (Morningstar), Standard & Poor’s Rating Services (S&P) and Fitch Ratings Inc. (Fitch). Favorable ratings from these agencies are important to the conduct of our loan servicing and lending businesses.
The following table summarizes our key current ratings from these rating agencies:

	Moody’s	Morningstar	S&P	Fitch
Residential Prime Servicer	—	MOR RS3	Average	RPS4
Residential Subprime Servicer	SQ3-	MOR RS3 (1)	Average	RPS4
Residential Special Servicer	SQ3-	MOR RS3	Average	RSS4
Residential Second/Subordinate Lien Servicer	—	—	Average	RPS4
Residential Home Equity Servicer	—	—	—	RPS4
Residential Alt A Servicer	—	—	—	RPS4
Master Servicing	—	—	Above Average	RMS4

Date of last action	January 29, 2015	February 6, 2015	October 28, 2014	February 4, 2015

(1)	Residential non-prime servicer rating.
Each of these rating agencies has downgraded our servicer rating within the last nine months. In addition to servicer ratings, each of the rating agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to a mortgage servicer’s rating status. A negative outlook is generally used to indicate that a ranking “may be lowered.” Each of S&P and Morningstar has assigned us a negative outlook, while Moody’s has placed us on review for downgrade. Fitch has assigned us a stable outlook. Downgrades in our servicer ratings could affect the terms and availability of debt financing facilities that we may seek in the future, and could impair our ability to consummate future servicing transactions or adversely affect our dealings with contractual counterparties and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. In addition, some of our servicing agreements require that we maintain specified servicer ratings. See Item 1A. Risk Factors - Risks Relating to Our Business for further discussion of the adverse effects that a downgrade in our servicer ratings could have on our business, financing activities, financial condition or results of operations.

USVI OPERATIONS
As part of an initiative to reorganize the ownership and management of our global servicing assets and operations under a single entity and cost-effectively expand our U.S.-based origination and servicing activities, Ocwen formed Ocwen Mortgage Servicing, Inc. (OMS) in 2012 under the laws of the USVI where OMS has its principal place of business. OMS is located in a federally recognized economic development zone and in 2012 became eligible for certain benefits which have a favorable impact on our effective tax rate.
ALTISOURCE SPIN-OFF AND ONGOING RELATIONSHIP
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
Our business is currently dependent on many of the services and products provided by Altisource under these long-term agreements, many of which include renewal provisions. See Item 13. Certain Relationships and Related Party Transactions, and Director Independence below for further information about our relationship with Altisource.
OUR RELATIONSHIP WITH NRZ FOLLOWING ITS ACQUISITION OF SUBSTANTIALLY ALL OF THE ASSETS OF HLSS
As discussed above, NRZ is an important contractual counterparty for us in our asset light strategy. Pursuant to our agreements with NRZ, NRZ acquired Rights to MSRs and related servicing advances and assumed the obligation to fund new servicing advances in respect of the Rights to MSRs. On April 6, 2015, HLSS MSR-EBO Acquisition, LLC, a subsidiary of NRZ, entered into a transaction to acquire substantially all of the assets of HLSS including HLSS Holdings, LLC, and Ocwen entered into a consent to this transfer and amendment of its agreements with NRZ.
We continue to service the loans for which the Rights to MSRs have been sold to NRZ. Accordingly, in the event NRZ were unable to fulfill its advance funding obligations, as the servicer under our servicing agreements with the RMBS trusts, we would be contractually obligated to fund such advances under those servicing agreements. At December 31, 2014, NRZ had outstanding advances of approximately $6.1 billion in connection with the Rights to MSRs.
The servicing fees payable under the servicing agreements underlying the Rights to MSRs are apportioned between us and NRZ as provided in our agreements with NRZ. NRZ retains a fee based on the UPB of the loans serviced, and OLS receives certain fees, including a performance fee based on servicing fees actually paid less an amount calculated based on the amount of servicing advances and cost of financing those advances. After the earlier of April 30, 2020 or eight years after the closing date of the initial sale of each tranche of Rights to MSRs, the apportionment of these fees with respect to such tranche is subject to re-negotiation.
Including our initial transaction on March 5, 2012, through 2014, we completed sales of Rights to MSRs and related servicing advances for serviced loans with a UPB of $202.4 billion to NRZ (based on UPB at the time of sale). We did not complete any sales of Rights to MSRs during 2014. As of December 31, 2014, we are the named servicer on Rights to MSRs sold to NRZ pertaining to approximately $160.8 billion in UPB.
Beginning April 7, 2017, we are obligated to transfer legal ownership of the MSRs to NRZ if and when NRZ obtains all required third-party consents and licenses. If and when such transfer of legal ownership occurs, we will subservice the loans pursuant to a subservicing agreement, as amended, with NRZ. NRZ has agreed not to direct our replacement as servicer before April 6, 2017 except under certain limited circumstances.
To the extent that any servicing agreements underlying Rights to MSRs are terminated as a result of a termination event thereunder, NRZ is entitled to payment of an amount equal to a percentage of the purchase price for the related Rights to MSRs.
EMPLOYEES
We had approximately 11,400 and 10,100 employees at December 31, 2014 and 2013, respectively. We maintain operations in the U.S., USVI, India and the Philippines. At December 31, 2014, approximately 7,600 of our employees were located in India and approximately 600 in other foreign countries. In December 2014, we announced a plan to close our servicing facility in Uruguay. We had no employees in Uruguay as of April 30, 2015. Of our foreign-based employees, more than 80% are engaged in our Servicing operations.
SUBSIDIARIES
For a listing of our significant subsidiaries, refer to Exhibit 21.1 of this Annual Report on Form 10-K.

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
An investment in our common stock involves significant risks that are inherent to our business. We describe below the principal risks and uncertainties that management believes affect or could affect us. The risks and uncertainties described below may not be the only ones facing us. You should carefully read and consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report before you make any decision regarding an investment in our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.
Risks Relating to Government Regulation and Financial Regulatory Reforms
The business in which we engage is complex and heavily regulated. If we fail to operate our business in compliance with both existing and future regulations, our business, reputation, financial condition or results of operations could be materially and adversely affected.
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the CFPB, HUD, the SEC and various state agencies that license, audit and conduct examinations of our mortgage servicing, origination and collection activities. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to the policies, procedures and practices of our mortgage servicing, origination and collection activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing monitoring or reporting. See the next risk factor below for examples of matters we recently settled with the State of New York and the State of California. The GSEs and their conservator, the FHFA, Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
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
We must comply with a large number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, RESPA, TILA, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act the Equal Credit Opportunity Act, the Dodd-Frank Act and state foreclosure laws. These statutes apply to loan origination, debt collection, use of credit reports, safeguarding of non-public, personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced. See “Business - Regulation” for additional information regarding our regulators and the laws that apply to us.
To be successful, we must structure and operate our business to comply with the laws and regulations to which we are subject and the terms of our regulatory settlements. This can require judgment by us with respect to the requirements of such laws and regulations and such settlements. While we endeavor to engage regularly with our regulators in an effort to ensure we do so correctly, if we fail to interpret correctly the requirements of such laws and regulations or the terms of our regulatory settlements, we could be found to be in breach of such laws and regulations or the terms of such settlements.

Our failure to comply with the terms of our regulatory settlements or applicable federal, state and local consumer protection laws could lead to any of the following:

•	loss of our licenses and approvals to engage in our servicing and lending businesses;

•	damage to our reputation in the industry;

•	governmental investigations and enforcement actions;

•	administrative fines and penalties and litigation;

•	civil and criminal liability, including class action lawsuits;

•	breaches of covenants and representations under our servicing, debt or other agreements;

•	inability to raise capital; or

•	inability to execute on our business strategy.
Any of these outcomes could materially and adversely affect our business and our financial condition, liquidity and results of operations.
The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential real estate lenders and servicers. Over the past few years, state and federal lawmakers and regulators have adopted a variety of new or expanded laws and regulations and recommended practices, including the Dodd-Frank Act. These regulatory and legislative measures or changes in enforcement practices could, either individually, in combination or in the aggregate, require that we further change our business practices, impose additional costs on us, limit our product offerings, limit our ability to efficiently pursue business opportunities, negatively impact asset values and reduce our revenues. Accordingly, they could materially and adversely affect our business and our financial condition, liquidity and results of operations.
Governmental bodies may impose regulatory fines or penalties or impose additional requirements or restrictions on our activities which could increase our operating expenses, reduce our revenues or otherwise adversely affect our business, financial condition, results of operations, ability to grow and reputation.
We are subject to a number of pending federal and state regulatory investigations, examinations, inquiries and requests for information which could result in adverse regulatory action against us. For example, we recently entered into consent orders for the settlement of investigations conducted by the New York Department of Financial Services, or NY DFS, and the California Department of Business Oversight, or CA DBO.
Effective December 19, 2014, we reached a settlement with the NY DFS related to its recent investigation of us. As part of the settlement, we paid $150.0 million to the NY DFS, of which $100.0 million was a civil penalty and $50.0 million will be used as restitution to current and former New York borrowers. We also agreed to provide certain information to the NY DFS over a two-year period, appoint an Operations Monitor to review and approve our benchmark pricing and performance studies semi-annually with respect to all fees or expenses charged to New York borrowers by any related party (which we have since done), add two new independent directors (which we have since done) and meet certain minimum requirements, including obtaining the consent of the NY DFS, prior to purchasing any new mortgage servicing rights. In addition, our former Executive Chairman, Mr. William C. Erbey, agreed to step down as an officer and director of Ocwen, as well as from the boards of Altisource, HLSS, Residential and AAMC effective as of January 16, 2015.
Effective January 23, 2015, OLS, reached an agreement with the CA DBO, which resulted in the CA DBO withdrawing its notice of hearing to suspend OLS’s license in California. Under the terms of the Consent Order, OLS paid the CA DBO a penalty of $2.5 million plus costs associated with the examination. OLS also agreed to cease acquiring any MSRs for loans secured in California until the CA DBO is satisfied that OLS can satisfactorily respond to the requests for information and documentation made in the course of a regulatory exam. In addition, the CA DBO will select an independent third-party auditor to assess OLS’s compliance with laws and regulations impacting California borrowers for an initial term of two years, extendable at the discretion of the CA DBO.
In December 2013, we entered into the Ocwen National Mortgage Settlement, which was subject to court approval, with the NMS Regulators. In February 2014, the United States District Court for the District of Columbia entered a Consent Order memorializing the settlement. The settlement had four key elements:

•	Our commitment to service loans in accordance with specified servicing guidelines and to be subject to oversight by an independent national monitor for three years.

•	A payment of $127.3 million to a consumer relief fund to be disbursed by an independent administrator to eligible borrowers.

•
Our commitment to continue our principal forgiveness modification programs to delinquent and underwater borrowers, including underwater borrowers at imminent risk of default, in an aggregate amount of at least $2.0 billion over three years, when permitted by the applicable servicing agreements. These and all of our other loan modifications are designed to be sustainable for homeowners while providing a net present value for loan investors that is superior to that of foreclosure.

•
We and the former owners of certain of the acquired servicing portfolios received from the NMS Regulators comprehensive releases, subject to certain exceptions, from liability with respect to residential mortgage servicing, modification and foreclosure practices.

In December 2014, OMSO identified two issues involving Ocwen’s compliance with the Ocwen National Mortgage Settlement. The first concerned the adequacy and independence of our IRG, which is responsible for reporting on Ocwen’s compliance with the settlement. The second issue concerned the letter dating issues raised by the NY DFS. OMSO’s report identified the steps that Ocwen had taken to remediate these issues, and acknowledged Ocwen’s cooperation.
In May 2015, OMSO issued another compliance report following up on that of December 2014. This report detailed additional changes that Ocwen had made to its IRG and described the work performed by OMSO to retest certain metrics previously tested by the Ocwen IRG for the first quarter of 2014. OMSO’s report indicated that the various steps taken by Ocwen in connection with its IRG demonstrated “measurable improvement” since the December 2014 report.  OMSO further reported that its retesting of metrics for the first quarter of 2014 revealed that it only disagreed with the Ocwen IRG’s assessment for one out of the nine metrics subject to retesting. Ocwen has not objected to the determination on that one metric and will develop a corrective action plan for that potential violation.
We continue to work cooperatively with OMSO on resolving these issues, and the letter dating issues are currently under a CAP. While, to date, these issues have not resulted in financial penalties, if we do not comply with the Ocwen National Mortgage Settlement, we could become subject to financial penalties or other regulatory action could be taken against us.
On April 28, 2014, we received a letter from the staff of the New York Regional Office of the SEC (the Staff) informing us that it was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 22, 2014 surrender of certain options to purchase our common stock by Mr. Erbey, our former Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. On June 12, 2014, we received a subpoena from the SEC requesting production of various documents relating to our business dealings with Altisource, HLSS, AAMC and Residential and the interests of our directors and executive officers in these companies. Following the announcement on August 12, 2014 that we intended to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, we received an additional subpoena on September 11, 2014 in relation to such amendments. In addition, we received a further subpoena on November 20, 2014 requesting certain documents related to Ocwen’s agreement with Southwest Business Corporation, and related to Mr. Erbey’s approvals for specifically enumerated board actions. On February 10, 2015, we received a letter from the Staff informing us that it was conducting an investigation relating to mortgage loan servicer use of collection agents, and it made a request for the voluntary production of documents and information. We believe that the February 10, 2015 letter was also sent to other companies in the industry. We are cooperating with the Staff on these matters.
In addition to the above matters, our mortgage origination and servicing businesses require one or more licenses in the various jurisdictions where properties secured by mortgages are located. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which in some cases include the requirement to provide audited financial statements as well as other financial and non-financial requirements. The same agencies that issue licenses to us engage in regular supervisory examinations of the licensable activities. For example, during 2014 state regulators commenced 47 examinations of one or more of our areas of operation, and we closed 26 exams involving 18 states (some of which had started in prior years). As of April 26, 2015, we were aware of 26 pending examinations in 19 states. In addition, we are subject to supervision by the CFPB at the federal level, and it similarly has the authority to conduct regulatory examinations of us, in addition to its enforcement and investigatory powers. These examinations are part of our ordinary course business activities, and the mere existence of an examination is not typically indicative of anything unusual or material as to that business. In addition, we also receive information requests and other inquiries, both formal and informal in nature, from these agencies as part of their general regulatory oversight of our origination and servicing businesses.
We also have regular engagements with not only our state financial regulators, but also the attorneys general in the various states and the CFPB to address individual borrower complaints that they bring to our attention, or to respond to information requests and other inquiries. Many of these matters are brought to our attention as a complaint that the entity is investigating, although some are formal investigations or proceedings.
To the extent that an examination or other regulatory engagement reveals a failure by us to comply with applicable law, regulation or licensing requirements, or if we fail to comply with the commitments we have made with respect to the foregoing regulatory actions or if other regulatory actions of a similar or different nature are taken in the future against us, this could lead to (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits, (v) breaches of covenants or representations under our servicing, debt or other agreements, (vi) inability to raise capital and (vii) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition and results of operations.
Our recent regulatory settlements and public allegations regarding our business practices by regulators and other third parties may affect other regulators’ and rating agencies’ perceptions of us and may increase our operating expenses.
Our recent regulatory settlements and public allegations regarding our business practices by regulators and other third parties may affect other regulators’ and rating agencies’ perceptions of us. As a result, our ordinary course interactions with regulators may be adversely affected. We may incur additional compliance costs and management time may be diverted from other aspects of our business to address regulatory issues. It is possible that we may incur fines or penalties or even that we could lose the licenses and approvals necessary to engage in our servicing and lending businesses.
Our recent regulatory settlements have significantly impacted our ability to grow or maintain the size of our servicing portfolio.
Our servicing portfolio naturally decreases over time as homeowners make regularly scheduled mortgage payments, loans are prepaid prior to maturity, refinanced with a mortgage loan not serviced by us or involuntarily liquidated through foreclosure or other liquidation process. Our ability to maintain the size of our servicing portfolio depends on our ability to acquire the right to service or subservice additional pools of mortgage loans or to originate additional loans for which we retain the MSRs.
Our recent regulatory settlements have significantly impacted our ability to grow our servicing portfolio because we have agreed to restrictions in our consent orders with the NY DFS and CA DBO that effectively prohibit future acquisitions of servicing until we have satisfied the respective conditions in those consent orders. Under the NY DFS consent order, we may acquire MSRs upon (a) meeting benchmarks specified by the Operations Monitor relating to our boarding process for newly acquired MSRs and our ability to adequately service newly acquired MSRs and our existing loan portfolio, and (b) the NY DFS’s approval, not to be unreasonably withheld. Under the CA DBO consent order, we agreed to cease acquiring any additional MSRs for loans secured in California until the CA DBO is satisfied that OLS can satisfactorily respond to the requests for information and documentation made in the course of a regulatory exam. If we are unable to satisfy these conditions, we will be unable to grow or even maintain the size of our servicing portfolio through acquisitions.
If we are unable to respond effectively to routine regulatory examinations, our business and financial conditions may be adversely affected.
Regulatory examinations by state and federal regulators are part of our ordinary course business activities. If we are unable to respond effectively to routine regulatory examinations, our business and financial conditions may be adversely affected. For example, our consent order with the CA DBO arose out of a failure to respond adequately to requests from the CA DBO as part of a routine regulatory examination. If, in the future, we fail to respond effectively to routine regulatory examinations, we may incur fines or penalties or we could lose the licenses and approvals necessary to engage in our servicing and lending businesses. We could also suffer from reputational harm and become subject to private litigation.
The enactment of the Dodd-Frank Act has impacted our business and may continue to do so, and new rules and regulations or more stringent interpretations of existing rules and regulations by the CFPB could result in increased compliance costs and, potentially, regulatory action against us.
The Dodd-Frank Act constituted a sweeping reform of the regulation and supervision of financial institutions, including mortgage servicing, origination, sales and securitization. Among other things, the Dodd-Frank Act created the CFPB, a new federal entity responsible for regulating consumer financial services. We have devoted substantial resources and incurred significant compliance costs responding to the Dodd-Frank Act and rules and regulations issued thereunder, and the ultimate impact of the Dodd-Frank Act and its effects on our business will not be fully known for an extended period of time. We expect to continue to devote substantial resources and incur significant costs going forward.
The CFPB, a federal agency established pursuant to the Dodd-Frank Act, is charged, in part, with enforcing laws involving consumer financial products and services, including mortgage servicing and origination, and is empowered with examination and rule-making authority. While the full scope of CFPB’s rule-making and regulatory agenda relating to the mortgage servicing and origination sectors is unclear, it is apparent that the CFPB has taken a very active role, including but not limited to, the issuance of new servicing and origination rules that went into effect in 2014.
Regulations promulgated under the Dodd-Frank Act or by the CFPB and actions by the CFPB could materially and adversely affect the manner in which we conduct our businesses, result in heightened federal regulation and oversight of our business activities, and in increased costs and potential litigation associated with our business activities. Our failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.
Private legal proceedings and related costs alleging failures to comply with applicable laws or regulatory requirements could adversely affect our financial condition and results of operations.
We are subject to various pending private legal proceedings, including purported class actions, challenging whether certain of our residential loan servicing practices and other aspects of our business comply with applicable laws and regulatory requirements. In the future, we are likely to become subject to other private legal proceedings of the same nature, including purported class actions, in the ordinary course of our business. While we do not currently believe that the resolution of any pending proceedings will have a material adverse effect on our financial condition or results of operations, the outcome of pending legal proceedings is never certain, and it is possible that adverse results in private legal proceedings could materially and adversely affect our financial results and operations.
Violations of law could lead to termination of servicing agreements or defaults under our debt agreements.
Most of our servicing agreements and debt agreements contain provisions requiring compliance with applicable laws and regulations. While the specific language in these agreements takes many forms and materiality qualifiers are often present, if we fail to comply with applicable laws and regulations, we could be terminated as a servicer and defaults could be triggered under our debt agreements, which could materially and adversely affect our revenues, cash flows, liquidity, business and financial condition.
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
In 2011, Freddie Mac and Fannie Mae each issued their Servicing Alignment Initiative as directed by the FHFA. The Servicing Alignment Initiative established new requirements primarily related to loss mitigation processes, including servicer incentives and compensatory fees that could be charged to servicers based on performance against benchmarks for various metrics. Through our servicing relationship with Freddie Mac and Fannie Mae, we have exposure to such compensatory fees and have been subject to such fees in connection with certain of our serviced loans. It is possible that the compensatory fees could substantially increase the costs and risks associated with servicing Freddie Mac or Fannie Mae non-performing loans. Moreover, due to the significant role Fannie Mae and Freddie Mac play in the secondary mortgage market, it is possible that compensatory fee requirements and similar initiatives that they implement could become prevalent in the mortgage servicing industry generally. Other industry stakeholders or regulators may also implement or require changes in response to the perception that current mortgage servicing practices and compensation do not serve broader housing policy objectives well. To the extent that FHFA and/or the GSEs implement reforms that materially affect the market for conventional and/or government-insured loans, there may also be indirect effects on the subprime and Alt-A markets, which could include material adverse effects on the creation of new mortgage servicing rights, the economics or performance of any mortgage servicing rights that we acquire, servicing fees that we can charge and costs that we incur to comply with new servicing requirements.

Federal and state legislative and GSE initiatives in residential mortgage-backed securities, or RMBS, and securitizations may adversely affect our financial condition and results of operations.
There are federal and state legislative and GSE initiatives that could, once fully implemented, adversely affect our loan origination business and secured asset financing arrangements. For instance, the risk retention requirement under the Dodd-Frank Act requires securitizers to retain a minimum beneficial interest in RMBS they sell through a securitization, absent certain qualified residential mortgage (QRM) exemptions. Once implemented, the risk retention requirement may result in higher costs of certain lending operations and impose on us additional compliance requirements to meet servicing and originations criteria for QRMs. Additionally, the amendments to Regulation AB relating to the registration statement required to be filed by issuers of asset-backed securities, or ABS, recently adopted by the SEC pursuant to the Dodd-Frank Act and other amendments to such regulations and other relevant regulations have increased and may further increase compliance costs for ABS issuers, such as ourselves, which will in turn increase our cost of funding and operations.
Potential violations of predatory lending and/or servicing laws could negatively affect our business.
Various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. The federal Home Ownership and Equity Protection Act of 1994 (HOEPA) prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain additional disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than are those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under HOEPA or other applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine, for example, that a residential loan does not meet the test even if the related originator reasonably believed that the test was satisfied. A failure by us to comply with these laws, to the extent we originate, service or acquire residential loans that are non-compliant with HOEPA or other predatory lending or servicing laws, could subject us, as an originator or a servicer, or as an assignee, in the case of acquired loans, to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against originators, servicers and assignees of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If we are found to have violated predatory or abusive lending laws, defaults could be declared under our debt or servicing agreements, we could suffer reputational damage, and we could incur losses, any of which could materially and adversely impact our business, financial condition and results of operations.
Changes to government loan modification and refinance programs may adversely affect future revenues.
Under government loan modification and refinance programs such as HAMP and the Home Affordable Refinance Program (HARP), a participating servicer may be entitled to receive financial incentives in connection with modification plans it enters into with eligible borrowers and subsequent “pay for success” fees to the extent that a borrower remains current in any agreed upon loan modification. HAMP and HARP have been significant drivers of our servicing and origination revenue. Changes to current programs such as HAMP or HARP or future federal, state or local legislative or regulatory actions that result in changes to the requirements necessary to qualify for government loan modification and refinance programs, or the financial incentives available to us from such programs, may impact the extent to which we participate in and receive financial benefits from such programs or may increase our operating costs and the expense of participation in such programs, any of which may have a material adverse effect on our business. HARP is scheduled to expire on December 31, 2015 and HAMP is scheduled to expire on December 31, 2016. If HAMP or HARP is not extended, if we decrease our participation in government programs such as HAMP or HARP, or if the financial benefits from such programs decrease, our revenues will be adversely affected, which could adversely affect our business, financial condition and results of operations.
The enactment of the S.A.F.E. Act may adversely affect our business.
The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the S.A.F.E. Act) requires the individual licensing and registration of those engaged in the business of loan origination. The S.A.F.E. Act is designed to improve accountability on the part of loan originators, combat fraud and enhance consumer protections by encouraging states to establish a national licensing system and minimum qualification requirements for applicants. HUD is the federal agency charged with establishing and enforcing a licensing and registration system that meets the minimum requirements of the S.A.F.E. Act. On December 15, 2009, HUD proposed a rule that would extend the licensing requirements for loan originators to servicing personnel who are performing modifications. The servicing industry has responded to this proposed rule by requesting that HUD reconsider its position as the licensing costs and impact to the modification process will increase the cost of servicing, including the costs of servicing any affected mortgage loans. It is not known at this time whether HUD will modify its proposed licensing requirements for servicing personnel.

There may be material changes to the laws, regulations, rules or practices applicable to reverse and forward mortgage programs sponsored by HUD and FHA, and securitized by Ginnie Mae which could materially and adversely affect the reverse mortgage industry as a whole.
The reverse mortgage industry is largely dependent upon rules and regulations implemented by HUD, FHA and Ginnie Mae. There can be no guarantee that HUD/FHA will retain Congressional authorization to continue the Home Equity Conversion Mortgage (HECM) program, which provides FHA government insurance for qualifying HECM loans, or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. For example, HUD recently implemented certain lending limits for the HECM program, and it is anticipated that additional underwriting criteria designed to shore up and protect the FHA insurance fund will become effective later this year. In addition, Ginnie Mae’s participation in the reverse mortgage industry may be subject to economic and political changes that cannot be predicted. Any of the aforementioned circumstances could materially and adversely affect the performance of the Liberty business and the value of our common stock. The FHA recently lowered its mortgage insurance premiums and is subject to program changes from time to time, which could adversely affect forward originations.
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

•
Revenue. An increase in delinquencies may delay the timing of revenue recognition because we recognize servicing fees as earned, which is generally upon collection of payments from borrowers or proceeds from REO liquidations. An increase in delinquencies also leads to lower float balances and float earnings. Additionally, an increase in delinquencies in our GSE servicing portfolio will result in lower revenue because we collect servicing fees from GSEs only on performing loans.

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

Adverse economic conditions could also negatively impact our lending businesses. For example, during the economic crisis, total U.S. residential mortgage originations volume decreased substantially. Moreover, declining home prices and increasing loan-to-value ratios may preclude many potential borrowers from refinancing their existing loans. Further, an increase in prevailing interest rates could decrease originations volume.
Any setback to the recovery of the residential mortgage market could reduce the number of loans that we service or originate, adversely affect our ability to sell mortgage loans or increase delinquency rates. Any of the foregoing could adversely affect our business, financial condition and results of operations.

If we are unable to obtain sufficient capital to meet the financing requirements of our business, or if we fail to comply with our debt agreements, our business, financing activities, financial condition and results of operations will be adversely affected.
Our business requires substantial amounts of capital and our financing strategy includes the use of leverage. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to continue to borrow money. If we are unable to maintain adequate financing, or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, results of operations, financial condition and business prospects. Our ability to borrow money is affected by a variety of factors including:

•	limitations imposed on us by existing lending and similar agreements that contain restrictive covenants that may limit our ability to raise additional debt;

•	liquidity in the credit markets;

•	the strength of the lenders from whom we borrow;

•	lenders’ perceptions of us or our sector;

•	corporate credit and servicer ratings from rating agencies; and

•	limitations on borrowing under our advance facilities and mortgage loan warehouse facilities that are limited by the amount of eligible collateral pledged.
In addition, our advance facilities are revolving facilities, and in a typical monthly cycle, we repay up to one-third of the borrowings under these facilities from collections. During the remittance cycle, which starts in the middle of each month, we depend on our lenders to provide the cash necessary to make the advances that we are required to make as servicer. If one or more of these lenders were to restrict our ability to access these revolving facilities or were to fail, we may not have sufficient funds to meet our obligations.
Our advance funding facilities have a 364-day term and the revolving periods for all of our advance funding facilities end in 2015. At December 31, 2014, we had $2.1 billion outstanding under these facilities. In the event we are unable to renew, replace or extend one or more of these advance funding facilities, repayment of the outstanding balance must begin at the end of the respective revolving period. In addition, we use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. All of our master repurchase and participation agreements for financing new loan originations have 364-day terms and mature in 2015 under the same construct of 364-day facilities that are typically renewed annually. At December 31, 2014, we had $428.5 million outstanding under these financing arrangements.
We currently plan to renew, replace or extend all of these debt agreements consistent with our historical experience. We are also exploring other capital markets transactions including, but not limited to, the sale of advance receivables and related future advance funding obligations to third parties and the purchase of an option to put advance receivables and related future advance funding obligations to a counterparty in the event we do not renew, replace or extend a portion or all of one of our existing advance financing facilities. We have already entered into commitment letters to refinance certain of our debt agreements and extended certain facilities ahead of their scheduled maturity. Our lenders’ obligations to fund under these commitment letters are subject to conditions precedent, some of which are outside our control. There can be no assurance that we will be able to renew, replace or extend all of our debt agreements on appropriate terms or at all and, if we fail to do so, we may not have adequate sources of funding for our business. Due to the significant level of cash requirements related to servicing advances, we may not have sufficient levels of liquidity to fund the operations without our advance facilities. We typically require significantly more liquidity to meet our advance funding obligations than our available cash on hand.
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock, transferring assets or making loans, investments or acquisitions. As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, noncompliance with our covenants, nonpayment of principal or interest, material misrepresentations, the occurrence of material adverse change, insolvency, bankruptcy, certain material judgments and changes of control. Covenants and defaults of this type are commonly found in debt agreements such as ours. Certain of these covenants and defaults are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations and other legal remedies.

An actual or alleged default, further negative ratings action by a rating agency, the perception of financial weakness, an adverse action by a regulatory authority, a lengthening of foreclosure timelines or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to renew existing credit facilities or obtain new lines of credit. Any or all of the above could have an adverse effect on our business, financing activities, financial condition and results of operations.
We may be unable to obtain sufficient servicer advance financing necessary to meet the financing requirements of our business which could adversely affect our liquidity position and result in a loss of servicing rights.
We currently fund a substantial portion of our servicing advance obligations through our servicing advance facilities. Under normal market conditions, mortgage servicers typically have been able to renew or refinance these facilities. However, during the economic crisis that began in 2007, there were periods of time when some mortgage servicers were unable to renew these facilities. Borrowing conditions have improved since that time; however, market conditions or the markets or lenders’ perceptions of us at the time of any renewal or refinancing may not enable us to renew or refinance our advance financing facilities or obtain additional facilities on favorable terms or at all.
We are dependent on NRZ for a substantial portion of our advance financing for non-Agency MSRs.
As part of our asset-light strategy, we have sold Rights to MSRs, including the associated servicing advance obligation, to NRZ. Consequently, we are dependent upon NRZ for financing of the servicing advance obligations for MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that it is contractually obligated to make pursuant to our agreements with NRZ. As of December 31, 2014, we were the servicer on Rights to MSRs sold to NRZ pertaining to approximately $160.8 billion in UPB and the associated outstanding servicing advances as of such date were approximately $6.1 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance financing obligations, our liquidity, financial condition and business could be materially and adversely affected because, as the named servicer, we are contractually required under our servicing agreements to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances.
Although we are not an obligor or guarantor under NRZ’s advance financing facilities, we are a party to certain of the facility documents as the named servicer of the underlying loans on which advances are being financed. A purported owner of notes issued by an NRZ advance financing facility recently asserted that events of default have occurred under the indenture governing those notes based on alleged failures by us to comply with applicable laws and regulations and the terms of the servicing agreement to which the applicable servicing advances relate. While we have vigorously defended ourselves against these allegations, we have consented to an arrangement between NRZ and the indenture trustee for those notes that provides for a standstill for the indenture trustee to investigate the allegations of default during which the indenture trustee will not initiate a court proceeding. If the eventual outcome of this matter were to involve an event of default being declared under this advance financing facility, NRZ may be unable to perform under its agreements with us. As a result, our liquidity, financial condition and business could be materially and adversely affected. In addition, it is possible that NRZ might seek to take actions against us alleging that we bear responsibility for such outcomes, which could also materially and adversely affect us.
NRZ has amended the supplements pertaining to its variable funding notes under this advance facility to extend the revolving periods and increase the aggregate commitments thereunder and to clarify, among other things, that the variable noteholders will not consider a violation of law or relevant servicing agreements to constitute an event of default with respect to those notes unless they result in a material adverse effect on the collectability, timing of collection or value of the advance receivables. The amendments also provide that the variable noteholders will not consider the allegations made by the purported owner of the notes to constitute a violation of funding conditions, and have agreed to continue to fund draws on the facility including, if necessary, to refinance the outstanding term notes under the facility. In addition, if the outstanding term notes are refinanced the variable noteholders have agreed that they shall not consider the allegations made by the purported owner of the notes to constitute an event of default.
A downgrade in our servicer ratings could have an adverse effect on our business, financing activities, financial condition or results of operations.
Standard & Poor’s, Moody’s, Fitch and Morningstar rate us as a mortgage servicer. Each of these rating agencies has downgraded our servicer rating within the last nine months. Additionally, three of these rating agencies currently have our ratings outlook as ‘negative’ or ‘on review for downgrade.’ Maintaining minimum ratings from these agencies is important to the conduct of our loan servicing and lending businesses. Further downgrades in servicer ratings could adversely affect our ability to finance servicing advances and maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.

In addition, out of approximately 4,100 non-Agency servicing agreements, approximately 700 with approximately $45.0 billion of UPB as of March 31, 2015 have minimum servicer ratings criteria. As a result of downgrades in our servicer ratings, termination rights have been triggered in approximately 400 of these non-Agency servicing agreements. This represents approximately $25.0 billion in UPB as of March 31, 2015, or approximately 12% of our total non-Agency servicing portfolio. We recently received notices terminating us as the servicer under four of our non-Agency servicing agreements due to rating downgrades. Pursuant to our servicing agreements, generally we are entitled to payment of accrued and unpaid servicing fees through termination as well as all advances and certain other previously unreimbursed amounts, although we lose the future servicing fee revenue. While we believe the financial impact of the termination of servicing under these four servicing agreements, which represent only 0.15% of our overall servicing portfolio as of March 31, 2015, will be immaterial to our overall financial condition, we could be subject to further terminations either as a result of recent servicer ratings downgrades or future adverse actions by ratings agencies, which could have an adverse effect on our business, financing activities, financial condition and results of operations.
To the extent that a servicing agreement underlying Rights to MSRs is terminated due to a servicer ratings downgrade, NRZ is entitled to payment equal to a percentage of the purchase price for the related Rights to MSRs. After April 7, 2017, or at any time if it determines in good faith that a trustee intends to exercise termination rights triggered by a servicer rating downgrade under an affected servicing agreement, NRZ may also direct us to use commercially reasonable efforts to transfer servicing under such affected servicing agreement. Following any such transfer, we would no longer be entitled to receive future servicing fee revenue with respect to the transferred servicing agreement. If Standard & Poor’s downgrades our servicer rating to below “Average,” we have agreed to compensate NRZ for certain increased costs associated with its servicing advance financing facilities, including increased costs of funding, to the extent such costs are the direct result of such downgrade. Any such compensation, if required, will not exceed $3.0 million for any calendar month or $36.0 million in the aggregate. In such event, NRZ has agreed to use commercially reasonable efforts to assist us in curing any potential cost increases by obtaining amendments to the relevant financing agreements.
Under one of its advance financing agreements, OLS must also maintain certain minimum servicer ratings assigned by S&P, Moody’s and Fitch. If any of these rating agencies withdraws its rating or if the assigned ratings falls below the minimum ratings established in the lending agreement, an early amortization event occurs under the lending agreement if the lender’s agent notifies the indenture trustee that an early amortization event has occurred. As a result of downgrades in our servicer ratings, the lender has the right to deliver such notice at any time. The lender has agreed not to deliver such a notice to the indenture trustee subject to its ongoing monthly review. If an early amortization event occurs and is not waived by the lender, no new advances can be funded under the facility, all collections on advances funded through the facility must be used to pay interest and principal on currently outstanding borrowings under the facility, minimum facility balance repayments would be instituted, and the interest rate margin on 1-month LIBOR would increase. At December 31, 2014, we had $373.1 million of borrowings outstanding under this facility out of a maximum borrowing capacity of $450.0 million. The scheduled date to begin amortization of this facility is June 2015. We have entered into a commitment letter providing for replacement financing should the existing lender seek not to renew or extend the revolving period upon its completion in June 2015. Our lender’s obligation to fund under this commitment letter is subject to conditions precedent, some of which are outside our control.
Downgrades in our servicer ratings could also affect the terms and availability of advance financing facilities that we may seek in the future.
Our failure to maintain minimum or specified ratings could adversely affect our dealings with contractual counterparties, including GSEs, and regulators, any of which could have a material adverse effect on our business, financing activities, financial condition and results of operations.
A number of lawsuits have been filed against mortgage loan sellers related to repurchase claims arising out of alleged breaches of representations and warranties, and actions have also been filed against RMBS trustees alleging that the trustees breached their contractual and statutory duties by, among other things, failing to require the loan servicers to abide by the servicers’ obligations and failing to declare that certain alleged servicing events of default under the applicable contracts occurred. In addition, RMBS trustees have received notices of default alleging material failures by servicers to comply with applicable servicing agreements.
In several recent court actions, mortgage loan sellers against whom repurchase claims have been asserted based on alleged breaches of representations and warranties are defending on various grounds including the expiration of statutes of limitation, lack of notice and opportunity to cure, and vitiation of the obligation to repurchase as a result of foreclosure or charge off of the loan. We have entered into tolling agreements with respect to our role as servicer for a very small number of securitizations and may enter into additional tolling agreements in the future. Other court actions have been filed against certain RMBS trustees alleging that the trustees breached their contractual and statutory duties by, among other things, failing to require the loan servicers to abide by the servicers’ obligations and failing to declare that certain alleged servicing events of default under the applicable contracts occurred.

Ocwen is a third-party defendant in one of these actions, is the servicer for certain securitizations involved in other such actions and is the servicer for other securitizations as to which actions have been threatened by certificate holders. We intend to vigorously defend ourselves in the lawsuit to which we have been named a party. Should Ocwen be made a party to other similar actions or should Ocwen be asked to indemnify any parties to such actions, we may need to defend allegations that we failed to service loans in accordance with applicable agreements and that such failures prejudiced the rights of repurchase claimants against loan sellers or otherwise diminished the value of the trust collateral. We believe that any such allegations would be without merit and, if necessary, would vigorously defend against them. At this time, we are unable to predict the ultimate outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential impact they may have on us or our operations. If, however, we were required to compensate claimants for losses related to the alleged loan servicing breaches, then our business, financial condition and results of operations could be adversely affected.
In addition, a number of RMBS trustees have received notices of default alleging material failures by servicers to comply with applicable servicing agreements. For example, certain investors claiming to hold at least 25% ownership interest in 119 RMBS trusts serviced by Ocwen have submitted to the respective trustees of those trusts a Notice of Non-Performance, alleging that we have materially breached our obligations under the servicing agreements in those trusts. The Notice further alleged that our conduct, if not timely cured, would give rise to events of default under the applicable servicing agreements, on the basis of which we could potentially be terminated as servicer for the 119 Trusts. Ocwen denies the allegations in the Notice and intends to vigorously rebut them. Since the Notice was issued, Ocwen has been directed by the trustee for two of the trusts to transfer its servicing to another loan servicing company based on ratings downgrades. There is a risk that Ocwen could be replaced as servicer on the remaining trusts at issue in the Notice, that the Trustees could take legal action on behalf of the trust certificateholders, or, under certain circumstances, that the investors who issued the Notice could seek to press their allegations against Ocwen, independent of the trustees. We are unable at this time to predict what, if any, actions the trustees will take in response to the Notice, nor can we predict at this time the potential loss or range of loss, if any, associated with the resolution of the Notice or the potential impact on our operations. If Ocwen were to be terminated as servicer, or other related legal actions were pursued against Ocwen, it could have an adverse effect on Ocwen’s business, financing activities, financial condition and results of operations.
A significant increase in prepayment speeds could adversely affect our financial results.
Prepayment speed is a significant driver of our business. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. Prepayment speeds have a significant impact on our servicing fee revenues, our expenses and on the valuation of our MSRs as follows:

•
Revenue. If prepayment speeds increase, our servicing fees will decline more rapidly than anticipated because of the greater decrease in the UPB on which those fees are based. The reduction in servicing fees would be somewhat offset by increased float earnings because the faster repayment of loans will result in higher float balances that generate the float earnings. Conversely, decreases in prepayment speeds result in increased servicing fees but lead to lower float balances and float earnings.

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
In addition, OLS, Homeward and Liberty are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. We were unable to provide 2014 audited financial statements for OLS, Homeward and Liberty within the required timeframes. To date, none of these agencies has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at December 31, 2014. Our non-agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on our business.
We could become subject to litigation claims seeking damages or other remedies arising from alleged breaches of our servicing agreements. Third parties have indicated that they might seek to pursue such claims in the future. If we do not comply with our servicing agreements, we may be terminated as servicer, or we may be required to make indemnification or other payments or provide other remedies. Such actions may have a significant negative impact on our profitability and lead to lower earnings in the future. Even if such allegations against us lack merit, we may have to spend additional resources and devote additional management time to contesting such allegations which would reduce the resources available to address, and the time management is able to devote to, other issues.
GSEs may curtail or terminate our ability to sell newly originated loans to them.
As noted in the prior risk factor, if we do not comply with our seller/servicer obligations, the GSEs may utilize a variety of remedies against us. Such remedies include curtailment of our ability to sell newly originated loans or even termination of our ability to sell such loans altogether.
We may not be successful in selling a portion of our Agency MSRs in the timeframes we desire or at all, and any dispositions we pursue are subject to execution, operational and regulatory risks that could adversely affect us.
In December 2014, we announced that we intended to sell a portion of our GSE MSRs and, in keeping with this strategy, have announced a number of asset sales in recent months. There can be no assurance that we will be able to complete such sales in the timeframes we desire or at all. If we are unable to complete these asset sales within the timeframes we desire, then our liquidity, cash flows and financial condition could be materially and adversely affected.
Dispositions of MSRs that we have announced or may announce in the future are subject to execution, operational and regulatory risks even after the execution of a definitive agreement. The timing of closing of asset dispositions is often uncertain, and we may experience delays in closing. For example, the applicable buyer and Ocwen are often required to obtain certain contractual and regulatory consents as a prerequisite to closing, such as the consents of Fannie Mae or Freddie Mac, the FHFA and trustees to RMBS securitization trusts. Accordingly, even if the applicable buyer and Ocwen are efficient and proactive, the actions of third parties can impact the timing under which such consents are obtained. The applicable buyer and Ocwen may not be able to obtain all of the required consents, which may mean that we will be unable to dispose of all of the assets that we wish to sell. In addition, transfers of servicing are subject to regulation under federal consumer finance laws, including CFPB rules implementing RESPA that require servicers to, among other things, maintain policies and procedures that are reasonably designed to facilitate the transfer of accurate information and documents during mortgage servicing transfers and properly evaluate loss mitigation applications that are in process at the time of transfer. The CFPB has advised mortgage servicers that its examiners will be carefully reviewing servicers’ compliance with these and other regulations applicable to servicing transfers, and state mortgage regulators have supervisory power over any licensed institutions involved in a transaction. Accordingly, we will be required to devote time and resources to ensuring compliance and engaging with such regulators in connection with any future transfers of mortgage servicing, including in connection with our announced asset sales. It is possible that we will expend considerable resources in the pursuit of a disposition that, ultimately, either does not close or is terminated. If we fail to comply with regulations relating to servicing transfers in connection with our dispositions of MSRs, or if we are unable to effectively and efficiently execute any such dispositions within required timeframes, then our liquidity, cash flows and financial condition could be materially and adversely affected.

Technology or process failures could damage our business operations or reputation and harm our relationships with key stakeholders.
Our business is substantially dependent on our ability to process and monitor a large number of transactions, many of which are complex, across various parts of our business. These transactions often must adhere to the terms of complex legal agreements, as well as legal and regulatory standards. In addition, given the volume of transactions that we process and monitor, certain errors may be repeated or compounded before they are discovered and rectified. For example, in the area of borrower correspondence we have experienced problems with our letter dating processes, such that erroneously dated letters were sent to borrowers, which has damaged our reputation and relationships with borrowers, regulators, important counterparties and other stakeholders. Because in an average month we mail in excess of four million letters, a process problem such as our letter dating problem has the potential to negatively affect many parts of our business. We are responsible for developing and maintaining sophisticated operational systems and infrastructure, which is challenging.
Loan putbacks and related liabilities for breaches of representations and warranties regarding sold loans could adversely affect our business.
We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities, and our acquisitions to the extent we assume one or more of these obligations and in connection with our servicing practices. At December 31, 2014, we had provided or assumed origination representation and warranty obligations in connection with $82.8 billion of UPB, covering both forward and reverse mortgage loans. At December 31, 2014, we had outstanding representation and warranty repurchase demands of $96.6 million UPB (511 loans). Homeward’s contracts with purchasers of originated loans contain provisions that require indemnification or repurchase of the related loans under certain circumstances. Additionally, in one of the servicing contracts that Homeward acquired in 2008 from Freddie Mac involving non-prime mortgage loans, it assumed the origination representations and warranties even though it did not originate the loans. While the language in the purchase contracts varies, they generally contain provisions that require Homeward to indemnify purchasers of related loans or repurchase such loans if:

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
Assuming our lending business grows, we expect that our exposure to indemnification risks and repurchase requests is likely to increase. If home values decrease, our realized loan losses from loan repurchases and indemnifications may increase as well. As a result, our liability for repurchases may increase beyond our current expectations. If we are required to indemnify or repurchase loans that we originate and sell or where we have assumed this risk on loans that we service, as discussed above, in either case resulting in losses that exceed our related liability, our business, financial condition and results of operations could be adversely affected. We are aware of several recent court actions in which mortgage loan sellers are defending against repurchase claims have been asserted against them based on alleged breaches of representations and warranties. The grounds for the defense of such claims include the expiration of statutes of limitation, lack of notice and opportunity to cure and vitiation of the obligation to repurchase as a result of foreclosure or charge off of the loan. We are not a party to any of the actions, but we are the servicer for certain securitizations involved in such actions. We have entered into tolling agreements with respect to our role as servicer for a very small number of securitizations and may enter into additional tolling agreements in the future. Should we be made a party to these or similar actions, we may need to defend allegations that we failed to service loans in accordance with applicable agreements and that such failures prejudiced the rights of repurchase claimants against loan sellers. We believe that any such allegations would be without merit and, if necessary, would vigorously defend against them. If, however, we were required to compensate claimants for losses related to seller breaches of representations and warranties in respect of loans we service, then our business, financial condition and results of operations could be adversely affected.
Our former Executive Chairman, William C. Erbey, who had been with us since our founding in 1987, resigned in January 2015, and his departure may have a significant adverse effect on us. In addition, we continue to rely on an experienced senior management team, including our President and Chief Executive Officer, Ronald M. Faris, who has been with us since 1991, and the loss of the services of one or more of our senior officers could have a material adverse effect on us.
Our former Executive Chairman, William C. Erbey, resigned in January 2015. Mr. Erbey had been with us since our founding in 1987 and had significant institutional knowledge. In addition, Mr. Erbey had substantial and wide-ranging experience in the financial services and mortgage industries and demonstrated business acumen and leadership capabilities from which we will no longer benefit. Our President and Chief Executive Officer, Ronald M. Faris, joined us in 1991 and other senior officers have been with us for 10 years or more. We do not have employment agreements with, or maintain key man life insurance relating to, Mr. Faris or any of our other executive officers. The loss of the services of Mr. Faris or our senior officers, in particular in the light of the recent departure of Mr. Erbey, could have a material adverse effect on us.
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
Failure to maintain good relationships with Altisource, AAMC and Residential could adversely affect us, and members of our board of directors or management could have, could appear to have or could be alleged to have conflicts of interest due to their relationships with Altisource, AAMC or Residential.
We conduct a substantial amount of business with Altisource, which is important to our business model. Additionally, we conduct business with AAMC and Residential. If we are unable to maintain good relationships with these companies, our business and operations could be materially and adversely affected. For example, if we were to have a dispute over a significant matter regarding the services provided by or to us, the dispute could potentially adversely affect our business and operations.
In addition, certain of our officers and directors own stock or options in one or more of Altisource, AAMC and Residential. Such ownership interests could create, appear to create or be alleged to create conflicts of interest with respect to matters potentially or actually involving or affecting us and Altisource, AAMC and Residential, as the case may be.
We have adopted policies to avoid potential conflicts or allegations of conflicts of interest with respect to our dealings with Altisource, AAMC and Residential, including a recusal policy pursuant to which any Ocwen employee, officer or director owning more than $200,000 equity ownership in a company must recuse themselves from negotiating or voting to approve any transaction involving any such company. Our board of directors has also established an Independent Review Committee, comprised solely of directors that do not own any equity in any of these companies, to review new transactions between us and these companies that involve $120,000 or more. In addition, we will seek to manage any potential conflicts through dispute resolution and other provisions of our agreements with Altisource, AAMC and Residential. There can be no assurance that such measures will be effective in eliminating all conflicts of interest or that that third parties will refrain from making such allegations.
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
We are dependent on Altisource and other vendors for our technology.
Our servicing platform runs on an information technology system that we license under long-term agreements with Altisource. Our business is set up to run on this platform and we have used it for years. If Altisource were to fail to fulfill its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, or if Altisource were to become unable to fulfill such obligations (for example, because it entered bankruptcy), our business and operations would suffer. In addition, if Altisource fails to develop and maintain its technology so as to provide us with a competitive platform, our business could suffer. Similarly, we are reliant on other vendors for the proper maintenance and support of our technological systems and our business and operations would suffer if these vendors do not perform as required. If Altisource or our other vendors do not adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems, our business and operations could be materially and adversely affected.

Cybersecurity breaches or system failures may interrupt or delay our ability to provide services to our customers, expose our business and our customers to harm and otherwise adversely affect our operations.
System disruptions and failures may interrupt or delay our ability to provide services to our customers and otherwise adversely affect our operations. The secure transmission of confidential information over the Internet and other electronic distribution and communication systems is essential to our maintaining consumer confidence in certain of our services. Security breaches, computer viruses, cyberattacks, hacking and other acts of vandalism could result in a compromise or breach of the technology that we use to protect our borrowers’ personal information and transaction data and other information that we must keep secure. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a cyberattack, a spike in transaction volume or unforeseen catastrophic events, potentially resulting in data loss and adversely affecting our ability to process these transactions. If one or more of such events occurs, this could potentially jeopardize data integrity or confidentiality of information processed and stored in, or transmitted through, our computer systems and networks, which could result in our facing significant losses, reputational damage and legal liabilities.
In addition, consumers generally are concerned with security breaches and privacy on the Internet, and Congress or individual states could enact new laws regulating the use of technology in our business that could adversely affect us or result in significant compliance costs.
We have operations in India and the Philippines that could be adversely affected by changes in the political or economic stability of these countries or by government policies in India, the Philippines or the U.S.
More than 66% of our employees as of December 31, 2014 are located in India. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. For example, changes in regulatory requirements could require us to curtail our use of lower-cost operations in India to service our businesses. If we had to curtail or cease our operations in India and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.
In addition, we may need to increase the levels of our employee compensation more rapidly than in the past to retain talent in India. Unless we are able to continue to enhance the efficiency and productivity of our employees, wage increases in the long term may reduce our profitability.
Our operations in the Philippines are less substantial than our Indian operations. However, they are still at risk of being affected by the same types of risks that affect our Indian operations. If they were to be so affected, our business could be materially and adversely affected.
The industry in which we operate is concentrated and highly competitive, and, to the extent we fail to meet these competitive challenges, it would have a material adverse effect on our business, financial position, results of operations or cash flows.
We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory or technological changes. Competition to service mortgage loans and for mortgage loan originations comes primarily from commercial banks and savings institutions. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources, typically have access to greater financial resources and lower funding costs. All of these factors place us at a competitive disadvantage. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Competition to service residential loans may result in lower margins based on our servicing model. Because of the relatively limited number of customers, our failure to meet the expectations of any customer could materially impact our business. Ocwen has recently suffered reputational damage as a result of the regulatory scrutiny that resulted in the NY DFS and CA DBO settlements. We believe this may have weakened our competitive position against both our bank and non-bank mortgage servicing competitors. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition or results of operations.
We originate, securitize and service reverse mortgages, which subjects us to additional risks that could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.
As a result of our Liberty acquisition, we originate, securitize and service reverse mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. Generally, a reverse mortgage is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until the borrower dies, moves out of the home or the home is sold. A decline in the demand for reverse mortgages may reduce the number of reverse mortgages we originate and adversely affect our ability to sell reverse mortgages in the secondary market. Although foreclosures involving reverse mortgages generally occur less frequently than forward mortgages, loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to maintain their property or fail to pay taxes or home insurance premiums. A general increase in foreclosure rates may adversely impact how reverse mortgage~~s~~ are perceived by potential customers and thus reduce demand for reverse mortgages. Additionally, as a result of the Liberty acquisition, we could become subject to negative headline risk in the event that loan defaults on reverse mortgages lead to foreclosures or evictions of elderly homeowners. Finally, the HUD HECM reverse mortgage program recently has received scrutiny for failing to afford the surviving spouse of the deceased borrower an opportunity to remain in the home following death of the borrower, if the surviving spouse is not a party to the note or mortgage. While such claims primarily are directed at HUD and not against lenders such as Liberty, the attention may nonetheless create negative headline risk for us. All of the above factors could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.
We may incur litigation costs and related losses if the validity of a foreclosure action is challenged by a borrower or if a court overturns a foreclosure.
We may incur costs if we are required to, or if we elect to, execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to a title insurer of the property sold in foreclosure. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. A significant increase in litigation costs could adversely affect our liquidity, and our inability to be reimbursed for servicing advances could adversely affect our business, financial condition or results of operations.
Negative public opinion could damage our reputation and adversely affect our earnings.
Reputational risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending, loan servicing, debt collection practices and corporate governance as well as from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not. Negative public opinion can adversely affect our ability to attract and retain customers, counterparties and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our customers and communities, this risk will always be present in our organization.
A significant portion of our business is in the states of California, Florida, New York, Texas and New Jersey, and our business may be significantly harmed by a slowdown in the economy or the occurrence of a natural disaster in those states.
A significant portion of the mortgage loans that we originate and service are secured by properties in California, Florida, New York, Texas and New Jersey. Any adverse economic conditions in these markets, including a downturn in real estate values, will likely increase our obligations to advance delinquent principal and interest and to make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent that we determine that such amounts are recoverable. We could also be adversely affected by business disruptions triggered by natural disasters or acts or war or terrorism in these geographic areas.
Our earnings may be inconsistent.
Our past financial performance should not be considered a reliable indicator of future performance, and historical trends may not be reliable indicators of anticipated financial performance or trends in future periods.
The consistency of our operating results may be significantly affected by inter-period variations in our current operations including cost fluctuations and the amount of servicing rights acquired or sold and the changes in realizable value of those assets due to, among other factors, increases or decreases in prepayment speeds, delinquencies or defaults.
Certain non-recurring gains and losses have significantly affected our operating results in the past, and non-recurring gains and losses are likely to affect our operating results in future periods, resulting in substantial inter-period variations in financial performance.
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
As a result of acquisitions and our ongoing and potential future business activities, the number and complexity of estimates we use in determining fair value has increased. At December 31, 2014, 26% and 29% of our consolidated total assets and liabilities are measured at fair value, respectively, on a recurring and nonrecurring basis, 81% and 100% of which are considered Level 3 valuations. Our largest Level 3 asset and liability carried at fair value on a recurring basis is Loans held for investment - reverse mortgages and the related secured financing. We pool home equity conversion mortgages (reverse mortgages) into Ginnie Mae Home Equity Conversion Mortgage-Backed Securities (HMBS). Because the transfers of reverse mortgages do not qualify for sale accounting, we account for these transfers as secured financings and classify the transferred reverse mortgages as Loans held for investment - reverse mortgages and recognize the related Financing liabilities. Holders of HMBS have no recourse against our assets, except for standard representations and warranties and our contractual obligations to service the reverse mortgages and HMBS. We estimate the fair value of our assets and liabilities utilizing assumptions that we believe are appropriate and are used by market participants. The methodology used to estimate these values is complex and uses asset- and liability-specific data and market inputs for assumptions including interest and discount rates, collateral status and expected future performance and liquidity dates.
Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. If prepayment speeds increase more than estimated, delinquency and default levels are higher than anticipated or financial market illiquidity is greater than anticipated, we may be required to adjust the value of certain assets which could adversely affect our earnings.
Our hedging strategies may not be successful in mitigating our exposure to interest rate risk.
As of December 31, 2014, we had no interest rate swaps in place to hedge our exposure to variable interest rates under our match funded advance funding facilities, but we have interest rate caps in place that limits our exposure to increases in interest rates on one facility. In the event that we acquire additional servicing or subservicing rights in the future, there is no assurance that we will be able to obtain the fixed rate financing that would be necessary to protect us from the effect of rising interest rates. Therefore, we may consider utilizing various derivative financial instruments to protect against the effects of rising rates. In addition, we may use interest rate swaps, U.S. Treasury futures, forward contracts and other derivative instruments to hedge our interest rate exposure on loans and MSRs measured at fair value. We currently have no economic hedge positions open to hedge our fair value MSRs. We have entered into forward mortgage backed securities trades to hedge our mortgage loans held for sale at fair value and to hedge interest rate lock commitments (IRLCs) on loans that we have agreed to originate at a specified fixed or variable rate.
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
We are exposed to liquidity risk primarily because of the highly variable daily cash requirements to support our servicing business including the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. We are also exposed to liquidity risk by our need to originate and finance mortgage loans and sell mortgage loans into the secondary market. In general, we finance our operations through operating cash flows and various other sources of funding including match funded borrowing agreements, secured lines of credit and repurchase agreements. We believe that we will have adequate financing for the next twelve months.
We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or on different bases, than our interest earning assets or when financed assets are not interest-bearing. Our servicing business is characterized by non-interest earning assets financed by interest bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At December 31, 2014, we had total advances and match funded advances of

$3.3 billion. We are also exposed to interest rate risk because a portion of our advance funding and other outstanding debt at December 31, 2014 is variable rate. Rising interest rates may increase our interest expense. Earnings on float balances partially offset this variability. At December 31, 2014, we had no interest rate swaps in place to hedge our exposure to rising interest rates, but we have interest rate caps in place as required by one of our advance financing arrangements.
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
In our lending business, we are subject to interest rate and price risk on mortgage loans held for sale from the loan funding date until the date the loan is sold into the secondary market. Generally, the fair value of a loan will decline in value when interest rates increase and will rise in value when interest rates decrease. To mitigate this risk, we enter into forward trades to provide an economic hedge against those changes in fair value on mortgage loans held for sale. IRLCs represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage applicant, whereby the interest rate is set prior to funding. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. Our interest rate exposure on these derivative loan commitments is hedged with freestanding derivatives such as forward contracts. We also enter into forward contracts with respect to fixed or variable rate loan commitments.
We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in the Philippines and India expose us to foreign currency exchange rate risk, but we consider this risk to be insignificant. We have periodically entered into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee on amounts payable to our subsidiaries in India. No such forward contracts were outstanding as of December 31, 2014.
Pursuit of business or asset acquisitions exposes us to financial, execution and operational risks that could adversely affect us.
We may in the future look for opportunities to grow our business through acquisitions of businesses and assets. The performance of the businesses and assets we acquire through acquisitions may not match the historical performance of our other assets. Nor can we assure you that the businesses and assets we may acquire will perform at levels meeting our expectations. We may find that we overpaid for the acquired business or assets or that the economic conditions underlying our acquisition decision have changed. In 2014, we recognized an impairment loss of the full carrying value of goodwill totaling $420.2 million. It may also take several quarters or longer for us to fully integrate the newly acquired business and assets into our business, during which period our results of operations and financial condition may be negatively affected. Further, certain one-time expenses associated with such acquisitions may have a negative impact on our results of operations and financial condition. We cannot assure you that acquisitions will not adversely affect our results of operations and financial condition.
The risks associated with acquisitions include, among others:

•	unanticipated issues in integrating servicing, information, communications and other systems;

•	unanticipated incompatibility in servicing, lending, purchasing, logistics, marketing and administration methods;

•	not retaining key employees; and

•	the diversion of management’s attention from ongoing business concerns.
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

The timing of closing of our acquisitions is often uncertain. We have in the past and may in the future experience delays in closing our acquisitions, or certain tranches of them. For example, we and the applicable seller are often required to obtain certain contractual and regulatory consents as a prerequisite to closing, such as the consents of Fannie Mae or Freddie Mac, the FHFA and trustees to RMBS securitization trusts. Accordingly, even if we and the applicable seller are efficient and proactive, the actions of third parties can impact the timing under which such consents are obtained. We and the applicable seller may not be able to obtain all of the required consents, which may mean that we are unable to acquire all of the assets that we wish to acquire. Regulators may have questions relating to aspects of our acquisitions and we may be required to devote time and resources responding to those questions. It is also possible that we will expend considerable resources in the pursuit of an acquisition that, ultimately, either does not close or is terminated. Our recent regulatory settlements have significantly impacted our ability to grow our servicing portfolio through acquisitions because we have agreed to restrictions in our consent orders with the NY DFS and CA DBO that effectively prohibit future acquisitions of servicing until we have satisfied the respective conditions in those consent orders.
Risks Relating to Tax Matters
Our tax liability as a result of the transfer of assets to OMS could be substantial.
Pursuant to the formation of OMS, we transferred significant assets to OMS in a taxable transaction. We recognized gain, but not loss, on this transfer equal to the excess, if any, of the fair market value of the transferred assets over our tax basis therein. The fair market value of the transferred assets was based on market standard valuation methodology and confirmed by an independent valuation firm. However, the Internal Revenue Service (the IRS) could challenge this valuation, and if such a challenge were successful, any tax imposed as a result of the transfer could be significant.
Failure to retain the tax benefits provided by the United States Virgin Islands would adversely affect our financial condition and results of operations.
OMS is incorporated under the laws of the USVI and is headquartered in Frederiksted, USVI. The USVI has an Economic Development Commission (EDC) that provides benefits (EDC Benefits) to certain qualified businesses in Frederiksted that enable us to avail ourselves of significant tax benefits for a 30-year period. OMS received its certificate to operate as a company qualified for EDC Benefits as of October 1, 2012. It is possible that we may not be able to retain our qualifications for the EDC Benefits or that changes in U.S. federal, state, local, territorial or USVI taxation statutes or applicable regulations may cause a reduction in or an elimination of the EDC Benefits, all of which could result in a significant increase to our tax expense, and, therefore, adversely affect our financial condition and results of operations.
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
If the IRS were to successfully assert that OMS has been engaged in a trade or business within the United States with respect to that income in any taxable year, it may become subject to current United States federal income taxation on such income. In addition, changes in the Code, state statutes, regulations or court decisions relevant to the various aspects of our business such as various international tax reform proposals being considered by Congress could increase our tax expense.
Our tax liability as a result of the Separation could be substantial.
Prior to the Separation, any assets transferred to Altisource or non-U.S. subsidiaries were taxable pursuant to Section 367(a) of the Code, or other applicable provisions of the Code and Treasury regulations. Taxable gains not recognized in the restructuring were generally recognized pursuant to the Separation itself under Section 367(a). The taxable gain recognized by us attributable to the transfer of assets to Altisource equaled the excess of the fair market value of each asset transferred over our basis in such asset. Our basis in some assets transferred to Altisource may have been low or zero which could result in a substantial tax liability to us. In addition, the amount of taxable gain was based on a determination of the fair market value of our transferred assets. The determination of fair market values of non-publicly traded assets is subjective and could be subject to closing date adjustments or future challenge by the IRS which could result in an increased U.S. federal income tax liability to us.
Tax regulations under Section 7874 of the Code, if held applicable to the Separation, could materially increase our tax costs.
IRS tax regulations under Section 7874 can apply to transactions where a U.S. corporation contributes substantially all of its assets, including subsidiary equity interests, to a foreign corporation and distributes shares of such corporation. We do not believe that Section 7874 of the Code applies to the Separation because “substantially all” of our assets were not transferred to the distributed company or its subsidiaries. Our board of directors required that we and Altisource receive an independent valuation prior to completing the Separation; however, if the IRS were to successfully challenge the independent valuation, then we may not be permitted to offset the taxable gain recognized on the transfer of assets to Altisource with net operating losses, tax credits or other tax attributes. This could materially increase the tax costs to us of the Separation.
Risks Relating to Ownership of Our Common Stock
Our common stock price experiences substantial volatility and has dropped significantly in recent months, which may affect your ability to sell our common stock at an advantageous price.
The market price of our shares of common stock has been and may continue to be volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated during 2014 between $14.32 per share and $56.39 per share and the closing stock price on April 30, 2015 was $8.49 per share. Therefore, the volatility and recent decline in our stock price may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to factors both within and outside our control, including regulatory action, acquisitions, dispositions or other material public announcements or speculative trading in our stock (e.g., traders “shorting” our common stock), as well as a variety of other factors including those set forth under “Risk Factors” and “Forward-Looking Statements.”
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
Further, when the market price of a company's ordinary shares drops significantly, shareholders often institute securities class action lawsuits against the company. A lawsuit against us, even if unsuccessful, could cause us to incur substantial costs and could divert the time and attention of our management and other resources.
We have suspended our stock repurchase program. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period under our share repurchase program, and such repurchases could affect our share price and increase share price volatility.
On February 5, 2015, we announced that we have suspended our stock repurchase program that we had previously announced on October 31, 2013 for an aggregate of up to $500.0 million of our issued and outstanding shares of common stock. We may restart the stock repurchase program in the future, and unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will be available to us through July 2016. Purchases may be made on market or in privately negotiated transactions. We may use SEC Rule 10b5-1 plans in connection with our share repurchase program. Repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program. Our share repurchase program will utilize cash that we will not be able to use in other ways to grow our business.
We have several large shareholders, and such shareholders may vote their shares to influence matters requiring shareholder approval.
Based on SEC filings, certain shareholders, such as our former executive chairman, William C. Erbey, and affiliates of Kingstown Capital Management L.P., own or control significant amounts of our common stock. Mr. Erbey retired as an officer and director of Ocwen effective as of January 16, 2015 and, following his retirement, has no directorial, management, oversight, consulting, or any other role at Ocwen. However, Mr. Erbey and our other large shareholders will each have the ability to vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders. As a result, these shareholders could influence matters requiring shareholder approval, including the amendment of our articles of incorporation, the approval of mergers or similar transactions and the election of directors.
Our board of directors may authorize the issuance of additional securities that may cause dilution and may depress the price of our securities.
Our charter permits our board of directors, without our stockholders’ approval, to:

•	authorize the issuance of additional common stock or preferred stock in connection with future equity offerings or acquisitions of securities or other assets of companies; and

•
classify or reclassify any unissued common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares, including the issuance of shares of preferred stock that have preference rights over the common stock and existing preferred stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over common stock with respect to voting.

The issuance of additional shares of our securities could be substantially dilutive to our existing stockholders and may depress the price of our securities.
Future offerings of debt securities, which would be senior to our common stock and preferred stock in liquidation, or equity securities, which would dilute our existing stockholders’ interests and may be senior to our common stock or existing preferred stock for the purposes of distributions, may harm the market price of our securities.
We will continue to seek to access the capital markets from time to time by making additional offerings of debt and/or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred stock or common stock. We are not precluded by the terms of our charter from issuing additional indebtedness. Accordingly, we could become more highly leveraged, resulting in an increase in debt service obligations that could harm our ability to make expected distributions to stockholders and in an increased risk of default on our obligations. If we were to liquidate, holders of our debt and lenders with respect to other borrowings would receive a distribution of our available assets before the holders of our common stock and preferred stock. Additional equity offerings by us may dilute our existing stockholders’ interest in us or reduce the market price of our existing securities. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, conditions could require that we accept less favorable terms for the issuance of our securities in the future. Thus, our existing stockholders will bear the risk of our future offerings reducing the market price of our securities and diluting their ownership interest in us.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2:	PROPERTIES
The following table sets forth information relating to our primary facilities at December 31, 2014:

Location	Owned/Leased	Square Footage
Principal executive office:
Atlanta, Georgia (1)	Leased	2,155
St. Croix, U.S. Virgin Islands	Leased	4,400

Document storage and imaging facility:
West Palm Beach, Florida	Leased	51,931

Business operations and support offices
U.S. facilities:
Coppell, Texas (2)	Leased	182,700
Waterloo, Iowa (3)	Owned	154,980
Addison, Texas (2)	Leased	137,992
Fort Washington, Pennsylvania (3)	Leased	127,980
Lewisville, Texas (3)	Leased	78,413
Jacksonville, Florida (2)	Leased	76,075
McDonough, Georgia (4)	Leased	62,000
Rancho Cordova, California (5)	Leased	53,107
West Palm Beach, Florida	Leased	51,546
Houston, Texas (4)	Leased	36,382
Eden Prairie, Minnesota (3)	Owned	32,283
Burbank, California (3)	Leased	18,601
Westborough, Massachusetts (2)	Leased	18,158

Offshore facilities:
Mumbai, India	Leased	178,508
Bangalore, India	Leased	173,980
Pune, India (2)	Leased	110,623
Manila, Philippines	Leased	39,006
Montevideo, Uruguay	Leased	16,600

(1)	We sublease this space from Altisource under a month-to-month arrangement.

(2)	We assumed the leases in connection with our acquisition of Homeward. We ceased using the Jacksonville, Florida and Addison, Texas facilities in 2013.

(3)	We assumed the leases or acquired the facility in connection with our acquisition of ResCap.

(4)
We assumed the leases in connection with our acquisition of Litton. The lease of the Houston, Texas facility expired in August 2012 and we entered into a new lease effective January 2014. We ceased using the McDonough, Georgia facility in 2012.

(5)	We assumed this lease in connection with our acquisition of Liberty.
In addition to the facilities listed in the table above, we also lease other small facilities in Orlando, Florida; Mount Laurel, New Jersey; Irvine, California; and St. Croix, USVI.

ITEM 3.	LEGAL PROCEEDINGS
See Note 28 — Contingencies to the Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Our Common Stock
The common stock of Ocwen Financial Corporation is traded under the symbol “OCN” on the New York Stock Exchange (NYSE). The following table sets forth the high and low closing sales prices for our common stock:

	High	Low
2014
First quarter	$56.39	$35.64
Second quarter	40.02	31.71
Third quarter	37.13	25.16
Fourth quarter	26.26	14.32

2013
First quarter	$41.47	$34.68
Second quarter	45.74	34.58
Third quarter	58.06	41.15
Fourth quarter	59.97	49.91
The closing sales price of our common stock on April 30, 2015 was $8.49.
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

The following graph compares the cumulative total return on the common stock of Ocwen Financial Corporation since December 31, 2009, with the cumulative total return on the stocks included in Standard & Poor’s 500 Market Index and Standard & Poor’s Diversified Financials Market Index.
Total Return Performance (1)

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Ocwen Financial Corporation	100.00	99.69	151.31	361.44	579.41	157.78
S&P 500 (2)	100.00	112.78	112.78	127.90	165.76	180.70
S&P 500 Diversified Financials (2)	100.00	104.30	72.04	100.05	139.48	160.63

(1)	Excludes the significant value distributed in 2009 to Ocwen investors in the form of Altisource common equity.

(2)
The S&P 500 and S&P 500 Diversified Financials (Industry Group) indices are proprietary to and are calculated, distributed and marketed by S&P Opco, LLC (a subsidiary of S&P Dow Jones Indices LLC), its affiliates and/or its licensors and has been licensed for use. S&P® and S&P 500®, among other famous marks, are registered trademarks of Standard & Poor’s Financial Services LLC, and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC. © 2014 S&P Dow Jones Indices LLC, its affiliates and/or its licensors. All rights reserved.

Purchases of Equity Securities by the Issuer and Affiliates
Information regarding repurchases of our common stock during the fourth quarter of 2014 is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced repurchase program	Approximate dollar value of shares that may yet be purchased under the repurchase program
October 1 - October 31	2,080,673	$23.4289	2,080,673	$137.9	million
November 1 - November 30	369,370	$22.0072	369,370	$129.7	million
December 1 - December 31	—	$—	—	$129.7	million
Total	2,450,043	$23.2145	2,450,043

On September 23, 2013, we entered into amendments to the Senior Secured Term Loan (SSTL) Facility Agreement and the related Pledge and Security Agreement which permit Ocwen to repurchase of all of its preferred stock, which may be converted to common stock prior to repurchase, and up to $1.5 billion of its common stock, subject, in each case, to pro forma financial covenant compliance. On July 14, 2014, holders of our Preferred Shares elected to convert the remaining 62,000 shares into 1,950,296 shares of common stock, which we subsequently repurchased. See Note 14 — Borrowings to the Consolidated Financial Statements for additional information regarding the terms of this loan. On October 31, 2013, we announced that our board of directors had authorized a share repurchase program for an aggregate of up to $500.0 million of our issued and outstanding shares of common stock. The purpose of this plan is to provide a tax efficient way to return cash to shareholders when it is deemed the shares are attractively priced. On February 5, 2015, we announced that we have suspended this stock repurchase program. We may restart the stock repurchase program in the future, and unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 2016. We may use SEC Rule 10b5-1 plans in connection with our share repurchase program. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period.
Number of Holders of Common Stock
On April 30, 2015, 125,306,121 shares of our common stock were outstanding and held by approximately 67 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information as of the end of the most recently completed fiscal year with respect to compensation plans under which our equity securities are authorized for issuance. The information is split between all compensation plans previously approved by security holders and all compensation plans not previously approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	6,828,861	$9.99	9,581,498

Equity compensation plans not approved by security holders	—	—	—

Total	6,828,861	$9.99	9,581,498

(1)
A total of 20,000,000 shares of common stock of the Company were authorized to be issued pursuant to awards made as options, restricted stock, performance awards or other stock-based awards under our 2007 Equity Incentive Plan (as defined below). Each share issued under this plan pursuant to an award other than a stock option or other purchase right in which the participant pays the fair market value for such share measured as of the grant date, or appreciation right which is based upon the fair market value of a share as of the grant date, shall reduce the number of available shares by 1.42. In addition, a total of 500,000 shares of common stock of the Company were authorized to be issued pursuant to awards of restricted shares under our 1996 Stock Plan for Directors. Each of these plans is administered by the Compensation Committee.

ITEM 6.	SELECTED FINANCIAL DATA (Dollars in thousands, except per share data and unless otherwise indicated)
The selected historical consolidated financial information set forth below should be read in conjunction with Business, Corporate Strategy and Outlook - Servicing portfolio and platform acquisitions, Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements. The historical financial information presented may not be indicative of our future performance.

	December 31,
	2014 (1) (2)	2013 (1) (2)	2012 (1) (2)	2011 (1)	2010 (1)
Selected Balance Sheet Data
Total Assets	$8,267,278	$7,927,003	$5,685,962	$4,728,024	$2,921,409
Loans held for sale	$488,612	$566,660	$509,346	$20,633	$25,803
Loans held for investment - Reverse mortgages	1,550,141	618,018	—	—	—
Advances and match funded advances	3,303,356	3,443,215	3,233,707	3,733,502	2,108,885
Mortgage servicing rights	1,913,992	2,069,381	764,150	293,152	193,985
Goodwill (3)	—	420,201	416,176	70,240	12,810

Total Liabilities	$7,226,113	$6,054,051	$3,921,168	$3,384,713	$2,016,592
Match funded liabilities	$2,090,247	$2,364,814	$2,532,745	$2,558,951	$1,482,529
Financing liabilities	2,258,641	1,266,973	306,308	—	—
Long-term other borrowings	1,611,531	1,288,740	18,466	563,627	277,542

Mezzanine equity (4)	$—	$60,361	$153,372	$—	$—

Total equity (5)	$1,041,165	$1,812,591	$1,611,422	$1,343,311	$904,817

Residential Loans and Real Estate Serviced for Others
Count	2,486,038	2,861,918	1,219,956	671,623	479,165
UPB	$398,727,727	$464,651,332	$203,665,716	$102,199,222	$73,886,391

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Selected Operations Data
Revenue:
Servicing and subservicing fees	$1,894,175	$1,823,559	$804,407	$458,838	$321,699
Gain (loss) on loans held for sale, net	134,297	121,694	215	(2)	—
Other	82,853	93,020	40,581	37,055	38,682
Total revenue	2,111,325	2,038,273	845,203	495,891	360,381
Operating expenses (3)	2,035,208	1,301,294	363,907	239,547	236,474
Income from operations	76,117	736,979	481,296	256,344	123,907
Other income (expense):
Interest expense	(541,757)	(395,586)	(223,455)	(132,770)	(85,923)
Other, net	22,481	11,086	(333)	(579)	1,170
Other expense, net	(519,276)	(384,500)	(223,788)	(133,349)	(84,753)

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Income (loss) from continuing operations before income taxes	(443,159)	352,479	257,508	122,995	39,154
Income tax expense	26,396	42,061	76,585	44,672	5,545
Income (loss) from continuing operations	(469,555)	310,418	180,923	78,323	33,609
Income from discontinued operations, net of taxes (8)	—	—	—	—	4,383
Net income	(469,555)	310,418	180,923	78,323	37,992
Net loss (income) attributable to non-controlling interests	(245)	—	—	8	(8)
Net income (loss) attributable to Ocwen stockholders	(469,800)	310,418	180,923	78,331	37,984
Preferred stock dividends (4)	(1,163)	(5,031)	(85)	—	—
Deemed dividend related to beneficial conversion feature of preferred stock (4)	(1,639)	(6,989)	(60)	—	—
Net income (loss) attributable to Ocwen common stockholders	$(472,602)	$298,398	$180,778	$78,331	$37,984

Basic earnings (loss) per share
Income (loss) from continuing operations	$(3.60)	$2.20	$1.35	$0.75	$0.34
Income from discontinued operations (6)	—	—	—	—	0.04
Net income (loss) attributable to OCN common stockholders	$(3.60)	$2.20	$1.35	$0.75	$0.38

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(3.60)	$2.13	$1.31	$0.71	$0.32
Income from discontinued operations (6)	—	—	—	—	0.04
Net income (loss) attributable to OCN common stockholders	$(3.60)	$2.13	$1.31	$0.71	$0.36

Weighted average common shares outstanding
Basic	131,362,284	135,678,088	133,912,643	104,507,055	100,273,121
Diluted (7)	131,362,284	139,800,506	138,521,279	111,855,961	107,483,015

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

(2)
During 2013 and 2012, Ocwen completed sales of Rights to MSRs together with the related servicing advances. We accounted for the sales of Rights to MSRs as secured financings. As a result, the MSRs were not derecognized, and a liability was established equal to the sales price. Match funded liabilities were reduced in connection with these sales. See Note 4 — Sales of Advances and MSRs to the Consolidated Financial Statements for additional information.

(3)
During 2014, we recognized a goodwill impairment loss of $420.2 million. In response to recent events, including significant declines in the market price of our common stock in reaction to the NY DFS settlement announced in December 2014 and the subsequent resignation of our former Executive Chairman, and the CA DBO settlement announced in January 2015 related to an administrative action dated October 3, 2014, we determined it was necessary to reassess goodwill impairment as of December 31, 2014. This reassessment resulted in the full impairment of the carrying value of goodwill. See Note 12 — Goodwill for additional information.

(4)
Ocwen paid $162.0 million of the purchase price to acquire Homeward by issuing 162,000 Preferred Shares. On September 23, 2013, Ocwen paid $157.9 million to repurchase from the holders of the Preferred Shares all 3,145,640 shares of Ocwen common stock that were issued upon their election to convert 100,000 of the Preferred Shares into shares of Ocwen common stock. On July 14, 2014, holders elected to convert the remaining 62,000 Preferred Shares into 1,950,296 shares of common stock, all of which Ocwen subsequently repurchased for $72.3 million. See Note 16 — Mezzanine Equity to the Consolidated Financial Statements for additional information.

(5)
On October 31, 2013, we announced that Ocwen’s Board of Directors had authorized a share repurchase program for an aggregate of up to $500.0 million of Ocwen’s issued and outstanding shares of common stock. During 2014, we completed the repurchase of 10,420,396 shares of common stock in the open market under this program for a total purchase price of $310.2 million. During 2013, we repurchased 1,125,707 shares for an aggregate purchase price of $60.0 million. On March 28, 2012, Ocwen issued 4,635,159 shares of its common stock upon redemption and conversion of the remaining balance of our 3.25% Convertible Notes due 2024. On November 9, 2011, Ocwen completed the public offering of 28,750,000 shares of common stock at a per share price of $13.00 and received net proceeds of $354.4 million.

(6)
On December 3, 2009, we completed the sale of our investment in Bankhaus Oswald Kruber GmbH & Co. KG (BOK), a wholly-owned German banking subsidiary. We have reported the results of operations of BOK in the consolidated financial statements as discontinued operations. Income from discontinued operations for 2010 represents a true-up of Ocwen’s income tax expense on the sale of BOK.

(7)
We computed the effect of the Preferred Shares and the 3.25% Convertible Notes on diluted earnings per share using the if-converted method. However, we assumed no conversion of the Preferred Shares for 2013 or 2012 because the effect was anti-dilutive. For 2014, we have excluded the effect of the Preferred Shares, stock options and common stock awards from the computation of diluted earnings per share because of the anti-dilutive effect of our reported net loss.

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
OVERVIEW
Ocwen is a leader in the servicing industry in foreclosure prevention and loss mitigation that helps families stay in their homes and improves financial outcomes for investors. Our leadership in the industry is evidenced by our high cure rate for delinquent loans and above average rate of continuing performance by borrowers whose loans we have modified. Ocwen has completed over 559,000 loan modifications since January 2008. We are also an innovator in the industry, as evidenced by our SAM program. The SAM program incorporates principal reductions and lower payments for borrowers while providing a net present value for mortgage loan investors that is superior to that of foreclosure, including the ability to recoup principal reductions if property values increase over time. This program was developed in 2012, and was expanded in 2013 to all states where the program is permitted. Through December 31, 2014, we have completed over 48,000 modifications under the SAM program.
Ocwen has been a leader in HAMP modifications since its inception in 2009. Ocwen has completed 20% of all HAMP-sponsored modifications, 45% more than the next highest servicer, according to data published by MHA in December 2014. Ocwen achieved 3-star ratings, the highest score, on all seven compliance categories in the same report.
From 2010 through 2013, our business grew rapidly via portfolio and business acquisitions. However, we made no significant acquisitions during 2014 and, as a result, the UPB of our residential servicing portfolio declined from $464.7 billion as of December 31, 2013 to $398.7 billion as of December 31, 2014. Our growth ceased primarily as a result of significant regulatory scrutiny in the state of New York, which resulted in a settlement with the NY DFS in December 2014. We also entered into a more limited settlement with the CA DBO in January 2015.
Our recent regulatory settlements have significantly impacted our ability to grow our servicing portfolio because we have agreed to restrictions in our consent orders with the NY DFS and CA DBO that effectively prohibit future acquisitions of servicing until we have satisfied the respective conditions in those consent orders. Under the NY DFS consent order, we may acquire MSRs upon (a) meeting benchmarks specified by a to-be-appointed Operations Monitor) relating to our boarding process for newly acquired MSRs and our ability to adequately service newly acquired MSRs and our existing loan portfolio, and (b) the NY DFS’s approval, not to be unreasonably withheld. Under the CA DBO consent order, we agreed to cease acquiring any additional MSRs for loans secured in California until the CA DBO is satisfied that OLS can satisfactorily respond to the requests for information and documentation made in the course of a regulatory exam. If we are unable to satisfy these conditions, we will be unable to grow our servicing portfolio through acquisitions.
As a result of the current regulatory environment, we have faced, and expect to continue to face, increased regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. We continue to work diligently to assess the implications of the regulatory environment in which we operate and to meet the requirements of the current environment. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders.
During 2015, we have been executing on our strategy, as announced in December 2014, to sell certain of our Agency MSRs. There are multiple reasons for this strategy. First, reducing our exposure to Agency servicing will reduce our exposure to interest rate movements. Prime servicing and MSR valuation are highly sensitive to interest rate movements, and we would like to reduce this risk to the business. Second, as of December 31, 2014, we carried these MSRs at the lower of cost or fair value and expect that selling these assets will enable us to recognize income currently as opposed to over time. Third, given the magnitude of the portfolio, we expect that sales of Agency MSRs will generate significant liquidity in 2015. We currently expect to receive approximately $852.0 million of proceeds from announced asset sales, subject in each case to necessary approvals and the satisfaction of closing conditions. We expect that the majority of such proceeds will be used for prepayments under our SSTL. Finally, we expect that reducing the size of our Agency servicing portfolio will help simplify our operations and help improve our margins over time because, while we do not generate discrete financial information that allows us to track margin by type of loan serviced, we believe that our traditional cost advantages are not as significant for servicing conventional and government-insured loans as they are for servicing non-Agency loans.
In addition to our efforts to optimize our servicing business, we have also invested in adjacent markets, including forward and reverse mortgage lending. Ocwen provides forward and reverse mortgages directly, through call-center-based operations, and indirectly, through brokers, correspondents and relationships with lending partners. Mortgage lending is a natural extension of our servicing business, as a substantial portion of our lending business comes from refinancing loans from our servicing portfolio. We believe the reverse mortgage business is a substantially under-developed market relative to its potential, and that it provides a potential source of long-term growth for Ocwen. Additionally we are investing in our forward lending business to build competitive advantages around processes and technology, leveraging the analytical foundations of our servicing business and the differentiated technology platform of our reverse mortgage business. Several factors suggest that the demand for alternative credit products to support homeownership is growing. We believe that a large percentage of American households would be unable to qualify for a new mortgage in the current environment. This compares to a pre-financial crisis estimate that 70% of households could obtain mortgage loan financing in either the prime or non-prime lending market. Expanding access to credit has been solidly supported by community groups with whom we are in close contact. While we do not have any interest at this time in originating non-Qualified Mortgage loans, given the penalties that an originator could incur, we do believe that innovative Qualified Mortgage products will be developed to access this underserved market. In most cases, these products will require a flexible servicing platform that can manage the risks associated with non-prime or credit-impaired servicing, an area in which we believe we have strong competitive advantages.
We will continue to evaluate new adjacent market opportunities that are consistent with our strategic goals and in which we can capture competitive advantages and achieve attractive returns for our shareholders. Our general requirements are as follows:

•	New opportunities must align with long-term macro trends.

•	We look for opportunities that can contribute meaningfully to our long-term growth and return on equity.

•
We will generally only enter a business if we feel we can capture and maintain a long-term competitive advantage. For example, our advantage could be related to our operating efficiencies, our cost of capital or our tax structure, but we must view it as meaningful and sustainable.

•	We prefer businesses that can be structured efficiently around repetitive processes where we aim to utilize our operational expertise and innovation to create best-in-class practices.

•	Finally, any business we add to our platform must not jeopardize our franchise or dilute our core servicing business.
Operations Summary
Our consolidated operating results for the past three years have been significantly impacted by portfolio and platform acquisitions, subsequent integrations, goodwill impairment and various regulatory settlement and other costs. The operating results of the acquired businesses are included in our operating results since their respective acquisition dates.

The following table summarizes our consolidated operating results for the years indicated:

	For the years ended December 31,			$ Change		% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012	2014 vs. 2013	2013 vs. 2012
Consolidated:
Revenue:
Servicing and subservicing fees	$1,894,175	$1,823,559	$804,407	$70,616	$1,019,152	4%	127%
Gain on loans held for sale	134,297	121,694	215	12,603	121,479	10	n/m
Other	82,853	93,020	40,581	(10,167)	52,439	(11)	129
Total revenue	2,111,325	2,038,273	845,203	73,052	1,193,070	4	141
Operating expenses	2,035,208	1,301,294	363,907	733,914	937,387	56	258
Income from operations	76,117	736,979	481,296	(660,862)	255,683	(90)	53
Other income (expense):
Interest expense	(541,757)	(395,586)	(223,455)	(146,171)	(172,131)	37	77
Other	22,481	$11,086	$(333)	11,395	11,419	103	n/m
Other expense, net	(519,276)	(384,500)	(223,788)	(134,776)	(160,712)	35	72
Income (loss) before income taxes	(443,159)	352,479	257,508	(795,638)	94,971	(226)	37
Income tax expense	26,396	42,061	76,585	(15,665)	(34,524)	(37)	(45)
Net income (loss)	(469,555)	310,418	180,923	(779,973)	129,495	(251)	72
Net income attributable to non-controlling interests	(245)	—	—	(245)	—	n/m	n/m
Net income (loss) attributable to Ocwen stockholders	(469,800)	310,418	180,923	(780,218)	129,495	(251)	72
Preferred stock dividends	(1,163)	(5,031)	(85)	3,868	(4,946)	(77)	n/m
Deemed dividend related to beneficial conversion feature of preferred stock	(1,639)	(6,989)	(60)	5,350	(6,929)	(77)	n/m
Net income (loss) attributable to Ocwen common stockholders	$(472,602)	$298,398	$180,778	$(771,000)	$117,620	(258)	65

Segment income (loss) before taxes:
Servicing	$(174,090)	391,667	274,363	$(565,757)	$117,304	(144)%	43%
Lending	(26,842)	35,624	(258)	(62,466)	35,882	(175)	n/m
Corporate Items and Other	(242,227)	(74,812)	(16,597)	(167,415)	(58,215)	224	351
	$(443,159)	$352,479	$257,508	$(795,638)	$94,971	(226)	37
n/m: not meaningful

Year Ended December 31, 2014 versus 2013. Servicing and subservicing fees for 2014 were 4% higher than 2013 primarily as a result of 2014 including a full year of revenue attributed to the ResCap Acquisition, which settled on February 15, 2013, and various asset acquisitions completed throughout 2013, and consistent with the 4% increase in the total average portfolio UPB.
Gains on loans held for sale increased in 2014 largely due to gains recognized in connection with three transactions whereby we purchased delinquent FHA-insured loans out of Ginnie Mae guaranteed securitizations and immediately sold the loans and related advances (the Ginnie Mae EBO Transactions). Gains on loans held for sale from our lending operations declined slightly in 2014 where lower origination volumes were largely offset by shifts in the origination mix from the lower margin correspondent channel to the higher margin direct channel.
Operating expenses increased 56% in 2014 as compared to 2013 due primarily to goodwill impairment losses, higher professional services expenses, including settlements, as well as platform integration costs and MSR valuation related impacts.

•
We recognized a goodwill impairment loss of $420.2 million in 2014. In response to recent events, including significant declines in the market price of our common stock in reaction to the NY DFS settlement announced in

December 2014 and the subsequent resignation of our former Executive Chairman, and the CA DBO settlement announced in January 2015 related to an administrative action dated October 3, 2014, we determined it was necessary to reassess goodwill impairment as of December 31, 2014. This reassessment resulted in the full impairment of the carrying value of goodwill in our Servicing and Lending segments. See “Critical Accounting Policies and Estimates” and Note 12 — Goodwill for additional information.

•
Professional services increased primarily because of the $150.0 million charge we recognized in connection with a settlement reached with the NY DFS in December 2014 (2013 included the $53.5 million loss we recognized in connection with the Ocwen National Mortgage Settlement), which are recorded in the Corporate Items and Other segment, and higher monitoring and compliance costs. See Note 28 — Contingencies for additional information regarding these settlements.

•
Higher Servicing and origination expenses and Technology and communication expenses offset by lower Compensation and benefits expense are primarily attributable to the platform integrations during 2014.

•
We recognized losses of $22.1 million in connection with changes in the value of our fair value elected MSRs during 2014 as primary mortgage rates decreased and recognized gains of $30.8 million during 2013 as primary mortgage rates increased.

•
Amortization of MSRs decreased as a result of the effects of the change in accounting estimate in the first quarter of 2014, offset in part by the effects of asset and platform acquisitions completed throughout 2013.

We completed the integration of the ResCap platform onto the REALServicing platform in the fourth quarter of 2014, and continued to incur the operating costs of maintaining the ResCap platform throughout the year. We expect these operating expenses to decline now that the platform integration has been completed. Operating expenses for 2014 also include a full twelve months of costs attributed to the ResCap Acquisition which closed February 15, 2013.
Interest expense for 2014 increased primarily as a result of the increase in outstanding borrowings. The average balance of borrowings increased as a result of NRZ Transactions completed during 2013, the issuance of Ocwen Asset Servicing Income Series (OASIS), Series 2014-1 Notes in February 2014 (OASIS transaction) and the $350.0 million Senior Unsecured Notes issued in May 2014. These increases were partly offset by a decline in interest on our match funded liabilities as we replaced facilities in 2013 with new facilities that featured lower spreads over LIBOR. Interest expense for 2013 included additional interest resulting from the accelerated write-off of facility costs in connection with the early termination of match funded facilities in connection with the NRZ Transactions and payments made in connection with interest rate swaps which were terminated in May 2013.
The effective tax rate for 2014 was (6.0)% as compared to 11.9% for 2013. Although we incurred a pre-tax loss for 2014, we recognized income tax expense rather than a benefit because a greater proportion of our pre-tax earnings were earned in higher tax rate jurisdictions and because the $150.0 million NY DFS settlement, the $2.5 million CA DBO settlement and $263.0 million of the goodwill impairment loss are not deductible for tax purposes. Income tax expense for 2014 includes a provision of $3.6 million to increase the valuation allowance on net deferred tax assets. This compares to a provision of $15.8 million recorded in 2013 to establish a valuation allowance on net deferred tax assets. Ocwen avails itself of certain tax benefits in the USVI and other international jurisdictions, which produce a favorable effect on our effective tax rate. To the extent that our pre-tax earnings are weighted more heavily in these lower tax rate jurisdictions, the effective tax rate decreases. If a greater proportion of our pre-tax earnings are earned in higher tax rate jurisdictions, the effective tax rate increases. See Note 21 — Income Taxes to the Consolidated Financial Statements for additional information.
Year Ended December 31, 2013 versus 2012. Servicing and subservicing fees for 2013 were higher than 2012 primarily as a result of a 250% increase in the average UPB of our residential servicing portfolio. Platform and asset acquisitions, including Homeward, ResCap, Ally and OneWest drove the increase in the average size of the residential portfolio as compared to 2012. The combined servicing and subservicing fees generated by the Homeward, ResCap, Ally and OneWest portfolios during 2013 were $862.4 million.
Gain on sales of residential mortgage loans from our originations platforms that we acquired as part of the Homeward and Liberty acquisitions reflected a strong pipeline and higher conversion rates as borrowers reacted to rising mortgage rates. Margins on new originations were strong for most of the period. Gain on sales generated by the Homeward and Liberty platforms during 2013 were $48.6 million and $33.6 million, respectively. In 2013, we recorded $35.1 million in gains on the sale of FHA and VA insured loans with a UPB of $951.8 million into new Ginnie Mae securitizations.
Other revenues for 2013 were higher than 2012 primarily as a result of $39.1 million in loan origination revenues from our lending platforms.
Operating expenses, including amortization of our MSRs, increased in 2013 as compared to 2012. Operating expenses for 2013 include transition and transaction costs related to the Homeward and ResCap platform acquisitions and integration onto our REALServicing platform and ramp-up expenses for the OneWest acquisition which we estimate to be a combined $175.0 million. In addition, in 2013 we recorded a loss of $53.5 million in connection with our settlement with the CFPB and various state attorneys general and other agencies that regulate the mortgage servicing industry regarding certain foreclosure related matters. See Note 28 — Contingencies of the Consolidated Financial Statements for additional information regarding this matter.
Other expense, net for 2013 increased as compared to 2012 primarily as a result of an increase in interest expense and facility related costs in connection with acquisition related borrowings, including the NRZ Transactions and SSTL borrowings, offset by a decline in interest on match funded liabilities. We also recognized $4.1 million of losses in 2013 in connection with cash flow hedges relating to our advance financing facilities that we had previously deferred in Accumulated other comprehensive loss.
In 2013, we recorded a net loss on the extinguishment of debt of $8.7 million versus $2.2 million in 2012. In December 2012 and June 2013, we sold MSRs to an unrelated third party which were accounted for as secured financings. Upon repurchase of the MSRs, we derecognize any remaining financing liability related to the repurchased MSRs. In 2013, we recognized $8.3 million of gains on extinguishment of these financing liabilities. Offsetting these gains in 2013 were $17.0 million of losses that we recognized when we repaid the balance outstanding on an earlier SSTL with the proceeds from a new SSTL that we entered into on February 14, 2013.
Our effective tax rate for 2013 is lower than the U.S. Federal corporate income tax rate of 35% primarily because of lower tax rates on our operations in the USVI. As part of an initiative to streamline management of our global servicing assets and operations and cost-effectively expand our U.S.-based origination and servicing activities, Ocwen formed OMS in 2012 under the laws of the USVI where OMS has its principal place of business. OMS is located in a federally recognized economic development zone and in 2012, became eligible for certain benefits which have a favorable impact on our effective tax rate. Although income before income taxes for 2013 increased by $95.0 million as compared to 2012, income tax expense declined by $34.5 million as our estimated effective tax rate for 2013 declined to 11.9% as compared to 29.7% for 2012.

Financial Condition Summary
During the year ended December 31, 2014, the increase in our total assets and liabilities is largely attributable to non-economic assets we are required to recognize or are not able to derecognize under GAAP and our issuance of the $350.0 million Senior Unsecured Notes, with the increase in total assets partially offset by goodwill impairment. The following table summarizes our consolidated balance sheet at the dates indicated.

	2014	2013	$ Change	% Change
Cash	$129,473	$178,512	$(49,039)	(27)%
Loans held for sale ($401,120 and $503,753 carried at fair value)	488,612	566,660	(78,048)	(14)
Loans held for investment - reverse mortgages, at fair value	1,550,141	618,018	932,123	151
Advances and match funded advances	3,303,356	3,443,215	(139,859)	(4)
Mortgage servicing rights ($93,901 and $116,029 carried at fair value)	1,913,992	2,069,381	(155,389)	(8)
Goodwill	—	420,201	(420,201)	(100)
Other ($7,335 and $0 carried at fair value)	881,704	631,016	250,688	40
Total assets	$8,267,278	$7,927,003	$340,275	4

Total Assets by Segment:
Servicing	$5,881,862	$6,295,976	$(414,114)	(7)%
Lending	1,963,729	1,195,812	767,917	64
Corporate Items and Other	421,687	435,215	(13,528)	(3)
	$8,267,278	$7,927,003	$340,275	4%

Match funded liabilities	$2,090,247	$2,364,814	$(274,567)	(12)
Financing liabilities ($2,058,693 and $1,249,380 carried at fair value)	2,258,641	1,266,973	991,668	78
Other secured borrowings	1,733,691	1,777,669	(43,978)	(2)
Senior unsecured notes	350,000	—	350,000	n/m
Other	793,534	644,595	148,939	23
Total liabilities	7,226,113	6,054,051	1,172,062	19

Mezzanine equity	—	60,361	(60,361)	(100)

Total Ocwen stockholders’ equity	1,038,394	1,812,591	(774,197)	(43)
Non-controlling interest in subsidiaries	2,771	—	2,771	n/m
Total equity	1,041,165	1,812,591	(771,426)	(43)
Total liabilities, mezzanine equity and equity	$8,267,278	$7,927,003	$340,275	4

Total Liabilities by Segment:
Servicing	$4,986,877	$4,777,697	$209,180	4%
Lending	1,900,672	1,107,412	793,260	72
Corporate Items and Other	338,564	168,942	169,622	100
	$7,226,113	$6,054,051	$1,172,062	19
n/m: not meaningful
Loans held for investment (and the related Financing liabilities) increased as a result of reverse mortgage securitizations which do not qualify for sales accounting. At December 31, 2014, we recognized $274.3 million of delinquent FHA or VA insured loans in Other assets (and Other liabilities) where we have either the right, or the obligation, to repurchase previously transferred mortgage loans under certain conditions. Once these conditions are met, we have effectively regained control over the mortgage loan(s), and under GAAP, must re-recognize the loans on our consolidated balance sheets and establish a corresponding repurchase liability. With respect to those loans that we have the right, but not the obligation, to repurchase under the applicable agreement, this requirement applies regardless of whether we have any intention to repurchase the loan. MSRs decreased as a result of amortization of $250.4 million and a $22.1 million decline in fair value offset in part by $55.7 million of acquisitions completed during the year and new capitalization of $63.3 million generated from our lending platform and the Ginnie Mae EBO Transactions. Goodwill declined $420.2 million as a result of our recognition of the full impairment of the carrying value of goodwill in our Servicing and Lending segments.
Other secured borrowings declined due to a reduction in borrowings under our mortgage loan warehouse facilities consistent with the decline in the balance of loans held for sale and to scheduled repayments of the SSTL. We issued $350.0 million Senior Unsecured Notes with an interest rate of 6.625% on May 12, 2014. These notes are general senior unsecured obligations and will mature on May 15, 2019. We used a portion of the proceeds from the Senior Unsecured Notes to repurchase common stock and to pay down match funded liabilities.
Mezzanine equity results from the issuance of 162,000 Preferred Shares in connection with the Homeward acquisition. On July 14, 2014, holders of our Preferred Shares elected to convert the remaining 62,000 shares into 1,950,296 shares of common stock. We paid $72.3 million to repurchase all 1,950,296 shares of Ocwen common stock that were issued upon the conversion of the remaining Preferred Shares.
We completed the repurchase of 10,420,396 common shares in the open market for $310.2 million during 2014 under the stock repurchase plan that we announced on October 31, 2013.
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
We recognize servicing fees as revenue when the fees are earned, which is generally when the borrower makes a payment or when a delinquent loan is resolved through modification (HAMP or non-HAMP), repayment plan, payoff or through the sale of the underlying mortgaged property following foreclosure. Our revenue recognition is, therefore, a function of UPB, the number of payments received and delinquent loans that resolve. When a loan becomes current via our non-HAMP modification process, deferred servicing fees and late fees are considered earned and are recognized as revenue. However, if any debt is forgiven as part of a non-HAMP modification, no late fees are collected or earned. When a loan becomes current via the HAMP modification process, deferred servicing fees are earned and recognized as revenue. However, late fees are forfeited. Initial HAMP fees are also recognized as revenue at that time. In addition, under HAMP, if a modified loan remains less than 90 days delinquent, we earn HAMP success fees at the first, second and third anniversaries of the start of the trial modification.
Servicing fees are supplemented by ancillary income, including:

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
See Note 9 — Mortgage Servicing to the Consolidated Financial Statements for additional information on the composition of our Servicing revenue.
Loan Resolutions (Modification, Repayment Plans and REO Sales)
The importance of loan resolution to our financial performance is heightened by our revenue recognition policies. We do not recognize delinquent servicing fees or late fees as revenue until we collect cash on the related loan. Loan resolution activities address the pipeline of delinquent loans and generally lead to (i) modification of the loan terms, (ii) repayment plan alternatives, (iii) a discounted payoff of the loan (e.g., a “short sale”) or (iv) foreclosure or deed-in-lieu-of-foreclosure and sale of the resulting REO. Loan modifications must be made in accordance with the applicable servicing agreement. The applicable servicing agreement may require or impose restrictions upon, or forbid, loan modifications.
The majority of loans that we modify are delinquent, although we do modify some performing loans pro-actively under the American Securitization Forum guidelines. The most common term modified is the interest rate. Some modifications also involve the forgiveness or forbearance (i.e., rescheduling) of delinquent principal and interest. To select the best resolution for a delinquent loan, we perform a structured analysis of all options using information provided by the borrower as well as external data, including recent broker price opinions to value the mortgaged property. We then use a proprietary model to determine the option with the optimal present value for the loan investor that includes an assessment of re-default risk. Loan modifications are designed to achieve a higher net present value than the foreclosure alternative.
Inquiries into servicer foreclosure practices by state or federal government bodies, regulators or courts are continuing and bring the possibility of adverse regulatory actions, including extending foreclosure timelines. Foreclosure delays slow the recovery of delinquent servicing fees and advances. Our average completed foreclosure timelines increased in 2014 due to internal and macroeconomic impacts. First, we adjusted our internal processes to focus on the most significantly aged foreclosures to ensure foreclosure sales met the requirements of our agreements; this shift had the effect of inflating completed foreclosure timelines as loans in foreclosure for prolonged periods were completed. Additionally, in order to improve the quality and efficiency of the foreclosure process we consolidated the number of law firms we use to those with optimal performance, which introduced temporary delays as work transitioned. From a macroeconomic perspective, the portion of foreclosure eligible loans in our portfolio in judicial states such as New York and Florida, where the foreclosure timelines are longer, increased.

	Increase in Average Foreclosure Timelines (in Days)
State Foreclosure Process	2014	2013	2012
Judicial	133	75	130
Non-Judicial	46	33	36
Despite this timeline extension, the delinquency rate of our serviced portfolio as a percentage of UPB has declined from 24% at December 31, 2012 to 15% at December 31, 2013 and to 13% at December 31, 2014. While this improvement is due, in part, to the lower delinquency mix for recent acquisitions, modifications continue to drive down delinquency rates and obviate foreclosure. Also, fewer loans have entered delinquency, as early intervention loss mitigation and general economic conditions have improved. It is not possible to predict the full financial impact of changes in foreclosure practices, but if the extension of timelines causes delinquency rates to rise, this could lead to a delay in revenue recognition and collections, an increase in operating expenses and an increase in the advance ratio. An increase in the advance ratio would lead to increased borrowings and higher interest expense.
Advance Obligation
As a servicer or subservicer, we have the obligation to advance funds to securitization trusts in the event that borrowers are delinquent on their monthly mortgage payments. When a borrower becomes delinquent, we advance cash to trusts on the scheduled remittance date thus creating a receivable from the trust that is secured by the future cash flows from the mortgages underlying the trust. We advance principal and interest (P&I Advances), taxes and insurance (T&I Advances) and legal fees, property valuation fees, property inspection fees, maintenance costs and preservation costs on properties that have been foreclosed (Corporate Advances). For loans in non-Agency securitization trusts, if we determine that our P&I Advances cannot be recovered from the projected future cash flows, we generally have the right to cease making P&I Advances, declare advances in excess of net proceeds to be non-recoverable and, in most cases, immediately recover any such excess advances from the general collection accounts of the respective trust. With T&I and Corporate Advances, we continue to advance if net future cash flows exceed projected future advances without regard to advances already made. Most of our advances have the highest reimbursement priority (i.e., they are “top of the waterfall”) so that we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. The costs incurred in meeting these obligations consist principally of the interest expense incurred in financing the servicing advances. Most, but not all, subservicing agreements provide for more rapid reimbursement of any advances from the owner of the servicing rights.
Significant Variables
The key variables that have the most significant effect on our operating results in the Servicing segment are aggregate UPB, delinquencies, prepayment speeds and operating efficiency.

Aggregate Unpaid Principal Balance. Servicing and subservicing fees are generally expressed as a percentage of UPB, and growth in the portfolio generally means growth in servicing and subservicing fees. Conversely, if our portfolio decreases in size our servicing and subservicing fees will also generally decrease. Additionally, a larger servicing portfolio generates increased ancillary fees and leads to larger custodial account balances generating greater float earnings, and vice versa. Our amortization of MSRs will typically increase or decrease based on the UPB of our owned servicing portfolio as the carrying value of our MSRs increases or decreases. In addition, interest expense is generally affected by the size of our portfolio due to increases or decreases in servicing advances requiring financing.
In 2015, we anticipate a reduction in aggregate UPB to result from our previously announced plans to sell certain of our Agency MSRs, portfolio run-off and restrictions on our ability to acquire MSRs under our regulatory settlements that we anticipate will limit acquisitions of replacement MSRs during 2015.
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
When borrowers are delinquent, the amount of funds that we are required to advance to the investors on behalf of the borrowers increases. We incur significant costs to finance those advances. We generally utilize asset securitization (i.e., match funded liabilities) facilities to finance our advances. As a result, increased delinquencies result in increased interest expense.
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
Prepayment Speed. The rate at which UPB declines for a pool, or pools of loans, has a significant impact on our business. Items reducing UPB include normal principal payments, refinancing, loan modifications involving forgiveness of principal, voluntary property sales and involuntary property sales such as foreclosures. Prepayment speed impacts future servicing fees, amortization and valuation of MSRs, float earnings on float balances, interest expense on advances and compensating interest expense. If we expect prepayment speed to increase, amortization expense will increase because MSRs are amortized in proportion to total expected servicing income over the life of a portfolio. The converse is true when expectations for prepayment speed decrease.
Operating Efficiency. Our operating results are heavily dependent on our ability to cost-effectively and efficiently perform servicing activities in accordance with our servicing agreements. To the extent we are unable to process a high volume of transactions consistently and systematically, the cost of our servicing activities increases and has a negative impact on our operating results. To the extent we are unable to complete servicing activities in accordance with the requirements of our servicing agreements, we may incur additional costs or fail to recover otherwise reimbursable costs and advances. As a result of process gaps and transitional operating inefficiencies, we have provided for significantly higher charge-offs and reserves on advances and receivables we do not expect to recover. With the final platform transfer completed in October 2014, our servicing operations are now completely integrated and we expect operating efficiency and effectiveness to result in lower levels of charge-offs and reserves in the future.

The following table presents selected results of operations of our Servicing segment for the years ended December 31. The amounts presented are before the elimination of balances and transactions with our other segments:

				% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenue
Servicing and subservicing fees:
Residential	$1,877,843	$1,800,598	$791,985	4%	127%
Commercial	16,305	17,907	12,575	(9)	42
	1,894,148	1,818,505	804,560	4	126
Gain on loans held for sale, net	50,748	39,490	—	29	n/m
Other revenues	40,540	37,926	36,070	7	5
Total revenue	1,985,436	1,895,921	840,630	5	126

Operating expenses
Compensation and benefits	271,173	320,598	93,445	(15)	243
Goodwill impairment loss	371,079	—	—	n/m	n/m
Amortization of mortgage servicing rights	249,471	282,526	72,897	(12)	288
Servicing and origination	188,243	95,180	25,028	98	280
Technology and communications	130,359	114,385	35,860	14	219
Professional services	81,422	34,840	19,834	134	76
Occupancy and equipment	91,333	85,767	41,645	6	106
Other operating expenses	260,243	162,788	55,606	60	193
Total operating expenses	1,643,323	1,096,084	344,315	50	218

Income from operations	342,113	799,837	496,315	(57)	61

Other income (expense)
Interest income	2,981	1,599	9	86	n/m
Interest expense	(515,141)	(381,477)	(221,948)	35	72
Loss on debt redemption	—	(17,030)	(1,514)	(100)	n/m
Other, net	(4,043)	(11,262)	1,501	(64)	(850)
Total other expense, net	(516,203)	(408,170)	(221,952)	26	84

Income (loss) before income taxes	$(174,090)	$391,667	$274,363	(144)	43
n/m: not meaningful

The following table provides selected operating statistics at or for the years ended December 31:

				% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Residential Assets Serviced
Unpaid principal balance (UPB):
Performing loans (1)	$345,918,430	$397,462,893	$153,824,497	(13)%	158%
Non-performing loans	44,672,737	59,425,722	43,568,536	(25)	36
Non-performing real estate	8,136,560	7,762,717	6,272,683	5	24
Total (2)	$398,727,727	$464,651,332	$203,665,716	(14)	128

Conventional loans (3)	$191,711,081	$218,657,915	$39,724,120	(12)%	450%
Government-insured loans	39,529,799	45,484,303	10,022,475	(13)	354
Non-Agency loans	167,486,847	200,509,114	153,919,121	(16)	30
Total	$398,727,727	$464,651,332	$203,665,716	(14)	128

Percent of total UPB:
Servicing portfolio	91%	86%	86%	6%	—%
Subservicing portfolio	9%	14%	14%	(36)	—
Non-performing residential assets serviced (4)	13%	15%	24%	(13)	(38)

Number of:
Performing loans (1)	2,220,301	2,511,675	982,391	(12)%	156%
Non-performing loans	221,763	308,468	204,325	(28)	51
Non-performing real estate	43,974	41,775	33,240	5	26
Total (2)	2,486,038	2,861,918	1,219,956	(13)	135

Conventional loans (3)	1,098,336	1,221,483	215,321	(10)%	467%
Government-insured loans	265,749	289,185	54,632	(8)	429
Non-Agency loans	1,121,953	1,351,250	950,003	(17)	42
Total	2,486,038	2,861,918	1,219,956	(13)	135

Percent of total number:
Servicing	91%	84%	86%	8%	(2)%
Subservicing	9%	16%	14%	(44)	14
Non-performing residential assets serviced (4)	11%	12%	18%	(8)	(33)

				% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Residential Assets Serviced
Average UPB
Servicing	$377,040,219	$320,907,907	$102,809,182	17%	212%
Subservicing	54,603,386	94,821,042	15,997,014	(42)	493
	$431,643,605	$415,728,949	$118,806,196	4	250

Prepayment speed (average Constant Prepayment Rate or CPR)	12%	17%	15%	(29)%	13%

Average number
Servicing	2,336,379	1,997,691	661,839	17%	202%
Subservicing	332,664	623,210	100,815	(47)	518
	2,669,043	2,620,901	762,654	2	244

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$1,354,706	$1,236,449	$527,535	10%	134%
Subservicing	128,153	146,576	45,769	(13)	220
	1,482,859	1,383,025	573,304	7	141
HAMP fees	141,115	152,081	76,615	(7)	99
Late charges	120,998	114,963	68,613	5	68
Loan collection fees	33,933	30,960	15,915	10	95
Custodial accounts (float earnings)	6,369	4,895	3,703	30	32
Other	92,569	114,674	53,835	(19)	113
	$1,877,843	$1,800,598	$791,985	4	127

Number of Completed Modifications
HAMP	42,189	47,758	19,516	(12)%	145%
Non-HAMP	61,145	66,592	63,434	(8)	5
Total	103,334	114,350	82,950	(10)	38

				% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Financing Costs
Average balance of advances and match funded advances	$3,291,329	$2,844,865	$3,524,321	16%	(19)%
Average borrowings
Match funded liabilities	2,065,465	1,535,736	2,380,661	34	(35)
Financing liabilities	795,636	514,539	91,960	55	460
Other secured borrowings	1,309,696	1,185,570	463,564	10	156
Interest expense on borrowings
Match funded liabilities	61,576	75,979	122,293	(19)	(38)
Financing liabilities	371,824	228,586	54,710	63	318
Other secured borrowings	72,183	68,588	40,833	5	68
Effective average interest rate
Match funded liabilities	3.00%	4.95%	5.09%	(39)	(3)
Financing liabilities (5)	46.73%	44.43%	59.49%	5	(25)
Other secured borrowings	5.51%	5.79%	8.77%	(5)	(34)
Facility costs included in interest expense	$20,255	$18,917	$17,770	7	6
Discount amortization included in interest expense	1,318	1,412	3,259	(7)	(57)
Average 1-month LIBOR	0.16%	0.19%	0.24%	(16)	(21)

Average Employment
India and other	6,385	4,873	3,965	31%	23%
U. S. (6)	2,509	3,322	661	(24)	403
Total	8,894	8,195	4,626	9	77

Collections on loans serviced for others	$75,513,073	$84,484,413	$11,387,244	(11)%	642%

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)
At December 31, 2014, we serviced 719,187 subprime loans with a UPB of $120.4 billion. This compares to 834,734 subprime loans with a UPB of $146.0 billion at December 31, 2013 and 747,908 subprime loans with a UPB of $113.4 billion at December 31, 2012.

(3)
Conventional loans at December 31, 2014 include 236,276 prime loans with a UPB of $48.7 billion that we service or subservice. This compares to 254,304 prime loans with a UPB of $56.2 billion at December 31, 2013.

(4)	Excludes Freddie Mac loans serviced under special servicing agreements where we have no obligation to advance.

(5)
The effective average interest rate on the financing liability that we recognize in connection with the NRZ Transactions is 57.43%, 44.50% and 59.50% for the years ended December 31, 2014, 2013 and 2012, respectively. As noted in the discussion of results of operations below, this is because the NRZ Transactions relieve us of the obligation to fund future advances related to the MSRs and the substantial cost of financing both the underlying MSRs and the related advances.

(6)
The ResCap and Homeward acquisitions directly added an average of 1,966 and 556 employees, respectively, during 2013. Average employment for 2012 includes 36 employees who transferred to Ocwen as part of the Litton acquisition. Excluding employees directly added in connection with these acquisitions, U.S average staffing was 799 and 661 for 2013 and 2012, respectively.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB			Count
	2014	2013	2012	2014	2013	2012
Portfolio at beginning of year	$464,651,332	$203,665,716	$102,199,222	2,861,918	1,219,956	671,623
Additions	7,475,234	370,803,318	120,955,907	45,051	2,191,064	631,523
Servicing transfers	(28,825,687)	(36,385,704)	(959,575)	(118,901)	(192,700)	(5,207)
Runoff	(44,573,152)	(73,431,998)	(18,529,838)	(302,030)	(356,402)	(77,983)
Portfolio at end of year	$398,727,727	$464,651,332	$203,665,716	2,486,038	2,861,918	1,219,956
Year Ended December 31, 2014 versus 2013. Residential servicing and subservicing revenue for 2014 was $1.9 billion, a 4% increase over 2013 primarily due to a 4% increase in the average UPB of assets serviced and an increase in the proportion of the portfolio attributable to servicing, for which we earn higher fees, as compared to subservicing. Also, 2014 revenue includes a full twelve months of revenue attributed to the ResCap servicing portfolio we acquired on February 15, 2013. The increase in average UPB was due to acquisitions during 2013 and new MSR capitalization in connection with our lending activities offset in partly by runoff of the portfolio as a result of principal repayments, modifications involving principal forgiveness, real estate sales and servicing transfers.
Completed modifications decreased by 10% in 2014 versus an increase of 38% in 2013. An increase or decrease in modifications typically results in higher or lower revenue for the period, respectively. When we return a loan to performing status, we generally recognize deferred servicing fees and late fees on the loan. For loans modified under HAMP, which expires on December 31, 2016, we earn HAMP fees in place of late fees. Under the HAMP program, we receive an incentive fee upon completion of the modification and may be eligible to receive success fees for the first three years of the modification to the extent the loan is not repaid and the borrower remains in good standing. The portion of modifications completed under HAMP as a percentage of total modifications remained stable at 41% in 2014 versus 42% in 2013. Of the total modifications completed during 2014, 48% included principal modifications. This compares to 55% in 2013. Our SAM program accounted for 12% of the total modifications completed during 2014 as compared to 13% for 2013. We recognized servicing fee, late charge and HAMP fee revenue of $260.6 million and $278.0 million during 2014 and 2013, respectively, in connection with modifications.
Overall, the non-performing delinquency rate based on UPB dropped from 15% at December 31, 2013 to 13% at December 31, 2014 largely due to improvements in our overall portfolio delinquency rates which are driven by modifications, improvements in our early loss mitigation efforts, full-year realization of repayment plans and general improvements in the economic environment.
We estimate the balance of deferred servicing fees related to delinquent borrower payments was $527.6 million at December 31, 2014 compared to $583.0 million at December 31, 2013. The net decrease is primarily due to collections and resolutions of delinquent loans through modification, payoff or through the sale of the underlying mortgaged property following foreclosure.
Average prepayment speed (CPR) decreased to 12% for 2014 compared to 17% for 2013. For 2014, principal reduction modifications, regular principal repayments and other voluntary payoffs accounted for approximately 78% of average CPR, with real estate sales and other involuntary liquidations accounting for the remaining 22%. For 2013, total voluntary and involuntary reductions accounted for 79% and 21%, respectively, of average CPR. Principal reduction modifications accounted for 3% and 9% of our average prepayment speed for 2014 and 2013, respectively.
Gain on loans held for sale, net includes $54.7 million and $35.1 million gains on the sale of modified FHA and VA loans during 2014 and 2013, respectively. As servicer, we are obligated to repurchase loans from Ginnie Mae guaranteed securitizations in order to complete a modification. Once the modification is completed we pool the loans into new Ginnie Mae guaranteed securitizations at the then prevailing market value.
Operating expenses increased by $547.2 million in 2014, or 50%, as compared to 2013 primarily due to the goodwill impairment loss, platform integration costs, MSR valuation related impacts and higher professional services expenses. We completed the integration of the ResCap platform in the fourth quarter of 2014 but continued to incur the operating costs of maintaining the platform through the end of the year. Operating expenses for 2014 also includes a full twelve months of costs attributed to the ResCap Acquisition which closed on February 15, 2013.

•
As a result of an interim evaluation of goodwill as of December 31, 2014, we recognized an impairment loss of $371.1 million in 2014 representing the full impairment of the carrying value of goodwill in the Servicing segment. See Note 12 — Goodwill for additional information.

•
Higher Servicing and origination expenses, excluding changes in the fair value of MSRs, and Technology and communication expenses offset by lower Compensation and benefit expenses are primarily attributable to the platform integrations during 2014.

•
We recognized losses of $22.1 million during 2014 in connection with changes in the value of our fair value elected MSRs as primary mortgage rates fell 0.54%, and recognized gains of $30.8 million during 2013 on an increase in the primary mortgage rate of 0.87%.

•
Amortization of MSRs decreased $33.1 million as a result of the effects of the change in accounting estimate in the first quarter of 2014, which reduced amortization expense by $89.9 million during 2014, offset in part by the asset and platform acquisitions completed throughout 2013.

•	Professional services expense increased largely because of higher legal costs and a decrease in amounts that we billed for reimbursement of transition services related to the ResCap Acquisition.

•
Other operating expenses include overhead cost allocations for corporate support services including law, human resources, compliance, accounting and finance. These costs increased $64.0 million in 2014 as compared to 2013 mainly due to the integration of Homeward and ResCap support functions during 2013 which were previously charged directly to the Servicing segment. In addition, regulatory compliance costs incurred by the corporate support groups increased in 2014. We also recognized $49.9 million of additional bad debt expense during 2014 as compared to 2013 largely in connection with a write-down of receivables and advances that became unrecoverable due to operating inefficiencies resulting from the platform and acquisition integrations.

Interest expense increased by $133.7 million, or 35%, during 2014 as compared to 2013, with $132.1 million attributable to a 22% increase in the average balance of the NRZ financing liabilities. This increase was partly offset by a $14.4 million decline in interest expense on our match funded advance financing facilities primarily as a result of a decrease in the average effective interest rate on these facilities because of lower spreads over LIBOR, and because interest expense in 2013 included $3.9 million of payments under interest swaps and the accelerated write-off of $7.3 million of facility costs as a result of the July 1, 2013 sale of MSRs and advances to NRZ.
Under the agreements associated with the NRZ Transactions, we agree to remit to NRZ the servicing fees generated by the underlying MSRs, except for the ancillary fees. NRZ, in turn, pays us a subservicing fee on the related mortgage loans. The servicing fees that we remit to HLSS, net of the subservicing fees that we receive from NRZ, are accounted for in part as a reduction of the NRZ financing liability with the remainder accounted for as interest expense.
In the NRZ Transactions, we effectively finance 100% of the underlying MSRs and we are relieved of both the obligation to fund future servicing advances and the need to bear the cost of financing those advances. A portion of the fees remitted to NRZ compensates NRZ for relieving us of these obligations. By comparison, in a traditional secured financing arrangement for financings related to non-Agency MSRs and related advances, we would generally expect to obtain financing of between 70% and 90% of the value of the pledged assets. For these reasons, the interest expense paid to HLSS is substantially higher than it would be if we were to retain the MSRs and fund the MSRs and related advances on our balance sheet. The benefit of the NRZ Transactions is that they give us the ability to redeploy our capital or avoid the need to raise additional capital, which would dilute our shareholders.
Year Ended December 31, 2013 versus 2012. Total residential servicing and subservicing fees for 2013 were $1.8 billion, a 127% increase over 2012 primarily due to a 250% increase in the average UPB of assets serviced driven by acquisitions and new MSR capitalization in connection with our lending activities and an increase in completed modifications across all portfolios. During 2013, acquisitions, including Homeward, added total servicing and subservicing fees of $862.4 million. The acquired portfolios changed our portfolio product mix, with a larger proportion of the portfolio attributable to conventional and government-insured loans for which we earn lower fees on average, our portfolio profile, with a larger proportion of the portfolio growth attributable to performing loans, which leads to lower revenue potential for ancillary and default servicing, and our portfolio mix, with a larger proportion of the portfolio attributable to subservicing for which we earn lower fees.
Total completed modifications in 2013 were up 38% with HAMP accounting for 42% of the total versus 24% in 2012. Of the total modifications completed, 55% included principal modifications. This compares to 72% in 2012. Our SAM program accounted for 13% of the total modifications completed during 2013 as compared to 26% for 2012. We recognized servicing fee, late charge and HAMP fee revenue of $278.0 million and $177.0 million during 2013 and 2012, respectively, in connection with modifications.
The serviced portfolio product mix changed significantly as a result of the Homeward, ResCap, Ally and OneWest acquisitions. The proportion of conventional and government-insured loans to total serviced assets grew from 24% at December 31, 2012 to 57% at December 31, 2013. Conventional and government-insured loans represented 82% of the overall growth in the UPB of serviced assets. Continued growth in our conventional and government-insured serviced assets would result in revenue growth that lags the growth in UPB. Similarly, the change in the mix of serviced loans versus subserviced loans results in residential servicing and subservicing revenues growing more slowly than the UPB of serviced assets. Combined, these changes in portfolio mix resulted in a decrease in annual revenues to 0.43% of average UPB in 2013 as compared to 0.66% in 2012.
Overall, the non-performing delinquency rate based on UPB dropped from 24% at December 31, 2012 to 15% at December 31, 2013 largely due to the ResCap, Ally and OneWest portfolios which had a combined non-performing rate of 9% at December 31, 2013. Excluding the effects of these acquisitions, the non-performing rate was 27% at December 31, 2013. Improvements in our legacy portfolio delinquency rate continue to be driven by modifications and improvements in our early loss mitigation efforts.
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
CPR increased to 17% for 2013 compared to 15% for 2012. For 2013, principal reduction modifications, regular principal repayments and other voluntary payoffs accounted for 79% of average CPR, with real estate sales and other involuntary liquidations accounting for the remaining 21%. For 2012, total voluntary and involuntary reductions accounted for 51% and 49%, respectively, of average CPR. Principal reduction modifications accounted for 9% and 17% of our average prepayment speed for 2013 and 2012, respectively. Conventional, government-insured and prime non-Agency loans comprise 57% of the total UPB of our servicing portfolio at December 31, 2013 as compared to 24% at December 31, 2012. These loans have higher voluntary prepayments as compared with our non-prime portfolios. Low interest rates and improving home values create the ideal environment for voluntary prepayments.
Gain on loans held for sale, net of $39.5 million for 2013 includes $35.1 million of gains on the sale of modified FHA and VA loans into new Ginnie Mae guaranteed securitizations at the then prevailing market value.
Operating expenses increased by $751.8 million in 2013, or 218%, as compared to 2012 primarily as a result of the effects of the acquisitions completed during the year.

•	A 2,522 increase in the average number of employees added in connection with acquisitions drove the increase in compensation and benefits expense.

•
Amortization of MSRs increased by $209.6 million in 2013 due principally to $205.9 million of additional amortization attributable to the acquisitions. We also recognized $30.8 million in gains attributable to changes in fair value of our MSRs measured at fair value as mortgage rates increased.

•
Servicing and origination expenses, excluding MSR related valuation changes, increased primarily in connection with costs incurred related to conventional and government-insured servicing, including $55.3 million of losses recognized in connection with government-insured servicing, $21.5 million in scheduled interest paid to GSE investors on loans that voluntarily pay off during the month and increased costs attributable to the legacy Homeward and ResCap servicing platforms.

•
Technology and communications costs and Occupancy and equipment costs increased as we added facilities and infrastructure, largely in connection with the acquisitions, to support the residential servicing portfolio growth.

•
Other operating expenses increased due in large part to $50.9 million of additional overhead cost allocations for support services including law, human resources, accounting and finance. We also incurred $34.3 million of outsourcing expenses, primarily in connection with the ResCap servicing platform. The ResCap servicing platform leveraged third-party outsourcing for a variety of functions. These costs were absorbed and/or diminished as the ResCap assets transitioned to the REALServicing platform.

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
Interest expense increased by $159.5 million, or 72%, as compared to 2012. Interest expense related to the financing liabilities in connection with the NRZ Transactions increased to $228.6 million for 2013 from $54.7 million in 2012. The average balance of the NRZ financing liabilities increased to $513.7 million in 2013 from $92.0 million in 2012. In addition, interest expense on other secured borrowing facilities, principally the SSTL, increased by $27.8 million, or 68%, as we paid off an existing SSTL in February 2013 and entered into a new $1.3 billion facility in order fund the ResCap Acquisition. These increases were offset by a $46.3 million, or 38%, decrease in interest on match funded liabilities as average borrowings declined by 35%. This decline was principally a result of the NRZ Transactions that allowed us to repay four advance financing facilities.

Loss on debt redemption of $17.0 million in 2013 represents losses that we recognized on the February 2013 repayment of the existing SSTL with the proceeds from the new SSTL.
Other, net, for 2013 includes the amortization from Accumulated other comprehensive loss of $11.5 million of deferred derivative losses on cash flow hedges of our match funded facilities. This amortization includes the accelerated write off of $4.1 million of loss deferrals associated with the four advance financing facilities that we repaid and terminated in July. Other, net, for 2013 also includes $1.5 million of amortization of cash flow hedge losses related to the Ally MSR Transaction.
Lending
We originate and purchase conventional and government-insured forward mortgage loans through our Homeward lending operations. Loans are acquired through three primary channels: correspondent lender relationships, broker relationships and directly with mortgage customers. Per-loan gross and net margin varies by channel, with correspondent typically being the lowest and direct the highest. After origination, we package and sell the loans in the secondary mortgage market, through GSE securitizations and whole loan transactions. We typically retain the associated MSRs as Lending provides a low cost means to acquire MSRs with good return profiles. Lending revenues include interest income earned for the period the loans are on our balance sheet, gain on sale income representing the difference between the origination value and the sale value of the loan, and fee income earned at origination.
Reverse mortgages are originated and purchased through our Liberty lending operations under the guidelines of the Home Equity Conversion Mortgage (HECM) reverse mortgage insurance program of HUD. Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae Home Equity Conversion Mortgage-Backed Security (HMBS) program. Variable rate HECM loans allow borrowers to make additional draws in the future. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with these future draws. We recognize this Future Value over time as future draws are securitized or sold. At December 31, 2014, Future Value is estimated to be $48.2 million. We use a third-party valuation expert to determine Future Value based on the net present value of the estimated future cash flows of the loans and utilizing a discount rate of 12% and projected performance assumptions in line with historical experience and industry benchmarks.
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
Wholesale Lending. We originate loans through a network of approved brokers. Forward mortgage loans are funded by Homeward or OLS. Reverse mortgage loans are funded by Liberty. Brokers are subject to a formal approval and monitoring process. We underwrite all loans originated through this channel consistent with the underwriting standards required by the ultimate investor prior to funding.
Direct Lending. We also originate forward and reverse mortgage loans directly with borrowers through our direct lending business. Our direct lending business is currently focused on originating forward loans that are eligible for refinancing under the expanded federal government’s Home Affordable Refinance Program (HARP or HARP 2.0) program. This program expires on December 31, 2015.

Our loan production volume expressed in UPB, by channel, for the years ended December 31, 2014 and 2013, respectively, is as follows:

	Correspondent	Wholesale	Direct	Total
Year Ended December 31, 2014
Forward loans (1)	$2,299,273	$856,468	$1,102,126	$4,257,867
Reverse loans (2)	178,893	332,092	164,481	675,466
Total	$2,478,166	$1,188,560	$1,266,607	$4,933,333

Year Ended December 31, 2013
Forward loans (1)	$5,637,188	$711,428	$390,175	$6,738,791
Reverse loans (2)	179,019	510,176	275,958	965,153
Total	$5,816,207	$1,221,604	$666,133	$7,703,944

(1)	Includes loans originated or purchased by Homeward and OLS.

(2)	Includes loans originated or purchased by Liberty since the acquisition date of April 1, 2013.
We provide customary origination representations and warranties to investors in connection with our loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved originators in connection with loans we purchase through our correspondent lending channel. We recognize the fair value of the liability for our representations and warranties at the time of sale. In the event we cannot remedy a breach of a representation or warranty, we may be required to repurchase the loan or provide an indemnification payment to the investor. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur.
As noted above, our lending business represents an organic source of new MSRs for our servicing business through the MSRs retained from originated and purchased loans that we sell into the secondary market. An increasing portion of our servicing portfolio is susceptible to refinance activity during periods of declining interest rates. This runoff results in a decline in the fair value of our conventional and prime non-Agency serviced portfolio. Our lending activity partially mitigates this risk. Origination volume and related gains have historically offset, to a degree, the economic impact of declining MSR values as interest rates decline.
We are subject to licensing requirements in the jurisdictions in which we originate and service mortgage loans.
Significant Variables
The key variables that have the most significant effect on our operating results in the Lending segment are changes in the aggregate forward and reverse mortgage market size, GSE and government programs and the cost to produce a loan. These variables impact our volume and margins.
Forward Mortgage Lending
Mortgage Rates. Changes in mortgage rates directly impact the demand for both purchase and refinance forward mortgages. Small changes in mortgage rates directly impact housing affordability for both first-time and move-up home buyers and affect their ability to purchase a home. For refinance loans, current market mortgage rates must be considered relative to the rates on the current mortgage debt outstanding. As the time and cost to refinance has decreased, relatively small reductions in mortgage rates can trigger higher refinancing activity. Given the large size of U.S. residential forward mortgage debt outstanding, the impact of mortgage rate changes can drive significant swings in mortgage refinance volume. The January 2015 Fannie Mae forecast projects a decline in refinance volume from 2014 to 2015 of approximately 5% as compared to a decline of 60% for 2014. Refinancing volume did see a large decrease in 2014 from 2013 but the expectation is for decreases to continue to moderate going forward.
In April 2013, the FHFA announced a two-year extension of HARP to December 31, 2015. This program allows borrowers with loans sold to Fannie Mae or Freddie Mac prior to June 1, 2009 to refinance through a simplified process with broader underwriting guidelines, most notably, higher loan to value (LTV) ratios. Since the HARP program was introduced, it has provided a boost to lending volumes and higher relative margins. HARP loans provide for broader refinance opportunities and for effective portfolio recapture, that is, our ability to convert borrowers in our current servicing portfolio into newly originated loans.
Economic Conditions. General economic conditions impact the capacity for consumer credit and the supply of capital. More specifically, employment and home prices are variables that can each have a material impact on mortgage volume. Employment levels, the level of wages and the stability of employment are underlying factors that impact credit qualification.

While the economy has been improving, the rate of improvement in employment has not provided a significant lift in consumer credit capacity and may not in the near term.
The effect of home prices on lending volumes is significant and complex. As home prices go up, home equity increases and this improves the position of existing home owners either to refinance or to sell their home, which likely leads to a new home purchase and a new forward mortgage loan. However, if home prices increase rapidly, the effect on affordability for first-time and move-up buyers can dampen the demand for mortgage loans. The more restrictive standards for LTV ratios, debt to income (DTI) ratios and employment that characterize the current market amplify the significance and sensitivity of the housing market and related mortgage lending volumes to employment levels and home prices.
Secondary Market Liquidity. The liquidity of the secondary market impacts the size of the market by defining loan attributes and credit guidelines for loans that investors are willing to buy and at what price. In recent years, the GSEs have been the dominant providers of secondary market liquidity, keeping the product and credit spectrum relatively homogeneous and risk averse (higher credit standards). There is ongoing debate about the future role of the GSEs in the mortgage market, including winding down the GSEs and reducing (e.g., lowering the loan and/or LTV limits) or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans. The timing and magnitude of any potential change is difficult to predict but could have a material impact on secondary market liquidity and, therefore, mortgage market size and/or product composition.
Regulatory Environment. Ongoing regulatory development in the mortgage industry has resulted in added costs and complexity, including higher costs for operational support, risk and compliance monitoring and oversight, legal and technology. The CFPB proposed and adopted new regulations in 2013, including regulations, effective in January 2014, requiring mortgage originators to evaluate a borrower’s ability to repay their mortgage. Overall, these rules have the initial effect of increasing costs and constraining market size.
Margins. Changes in pricing margin are closely correlated with changes in market size. As loan demand and market capacity move out of alignment, pricing adjusts. In a growing market, margins expand and in a contracting market, margins tighten as lenders seek to keep their production at or close to full capacity. Managing capacity and cost is critical as volumes change. The challenge is greatest in the higher cost channels. Our direct and wholesale costs per loan are approximately six and three times, respectively, the cost in our correspondent channel. We work directly with the borrower to process, underwrite and close loans in our direct and wholesale channels. In our direct channel, we also identify the customer and take loan applications. As a result, our direct channel is the most people- and cost-intensive and also experiences the greatest volume volatility as this channel is primarily focused on the refinance (recapture) market.
Reverse Mortgage Lending
The key variables that have the most significant effect on our reverse lending business are changes to programs with respect to HECM, reverse mortgage borrower and investor demand, margins and future value.
HECM Programs. Reverse mortgages are typically originated under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. In addition, the FHA can be required to repurchase the underlying HECM when the loan reaches 98% loan to original value. The HUD guidelines require that the borrower meet certain requirements and pay annual mortgage insurance. The HUD guidelines also place limits on future borrowings. Changes in HUD guidelines impact our operations to the extent we must modify our business practices to meet these changing requirements. Changes can also increase competition and negatively impact margins.
Borrower and Investor Demand. Changes in HUD guidelines and costs can affect borrower demand for the reverse mortgage product. Borrower demand for the reverse mortgage product is also influenced by alternative financing sources such as traditional home equity loans. Investor demand has remained strong due to a number of factors, including FHA insurance which protects investors against borrower performance risk, and the relatively lower prepayment risk when compared to other alternative financing sources.
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
Future Value. We retain the servicing rights to reverse loans securitized through the HMBS program. Variable rate HECM loans allow borrowers to make additional draws in the future. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with these Future Value draws. We recognize the Future Value as borrowers make future draws.

The following table presents the results of operations of the Lending segment for the years ended December 31, 2014 and 2013 and for the period December 27, 2012 through December 31, 2012. We acquired Homeward’s forward loan origination platform on December 27, 2012 and Liberty’s reverse loan origination platform on April 1, 2013. The amounts presented are before the elimination of balances and transactions with our other segments:

	Year Ended December 31, 2014	Year Ended December 31, 2013	December 27, 2012 through December 31, 2012	% Change 2014 vs. 2013
Revenue
Gain on loans held for sale, net
Forward mortgages	$56,900	$48,561	$215	17%
Reverse mortgages	26,649	33,645	—	(21)%
	83,549	82,206	215	2%
Other	35,671	38,693	141	(8)%
Total revenue	119,220	120,899	356	(1)%

Operating expenses
Compensation and benefits	56,314	56,394	184	—%
Goodwill impairment loss	49,122	—	—	n/m
Amortization of mortgage servicing rights	705	255	—	176%
Servicing and origination	14,470	12,843	95	13%
Technology and communications	4,901	4,402	22	11%
Professional services	4,350	4,780	45	(9)%
Occupancy and equipment	4,796	5,420	15	(12)%
Other operating expenses	21,614	14,100	48	53%
Total operating expenses	156,272	98,194	409	59%

Income (loss) from operations	(37,052)	22,705	(53)	(263)%

Other income (expense)
Interest income	16,459	16,295	309	1%
Interest expense	(10,725)	(13,508)	(514)	(21)%
Gain on debt redemption	2,609	8,349	—	(69)%
Other, net	1,867	1,783	—	5%
Other income (expense), net	10,210	12,919	(205)	(21)%

Income (loss) before income taxes	$(26,842)	$35,624	$(258)	(175)%
n/m: not meaningful
Year Ended December 31, 2014 versus 2013. The Lending segment incurred a $26.8 million pre-tax loss on $119.2 million of revenue and originated $4.9 billion UPB of mortgage loans in 2014. This compares to $35.6 million of pre-tax income on revenues of $120.9 million and mortgage originations of $7.7 billion UPB in 2013. Lending pre-tax income declined by $62.5 million, or 175%, for the year ended December 31, 2014 as compared to 2013 due to a $55.0 million decline in pre-tax earnings of the Homeward forward lending operations and a $7.5 million decline in pre-tax earnings of the Liberty reverse mortgage operations. However, the overall margin rate increased in 2014 as compared to 2013 for both forward and reverse operations. Total funding declined by $2.8 billion, or 36%, due to a $2.5 billion reduction in forward lending volume and a $289.7 million reduction in reverse mortgage volume.
Operating expenses related to the Homeward and Liberty platforms are driven largely by production volume, with direct acquisition costs offset by origination fee income that is included in Other revenue. As a result of an interim evaluation of goodwill as of December 31, 2014, we recognized an impairment loss of $49.1 million in 2014 representing the full impairment of the carrying value of goodwill in the Lending segment. See Note 12 — Goodwill for additional information.

Interest income consists primarily of interest earned on newly originated and purchased loans prior to sale to investors. Interest income is offset by interest expense incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. At December 31, 2014, we had outstanding warehouse lines with total borrowing capacity of $785.0 million, of which $262.5 million was extended on a committed basis with the remainder extended on an uncommitted basis at the discretion of the lenders. At December 31, 2014, none of the committed borrowing capacity and $356.5 million of the uncommitted borrowing capacity was available, respectively.
In 2014, Homeward forward lending revenues increased by $0.6 million, or 1%, from 2013 levels to a total of $73.8 million. This increase occurred in spite of a decline in mortgage originations to $4.3 billion, which was $2.5 billion, or 37%, less than originations in 2013. Forward lending operations, in 2014, incurred a $20.1 million pre-tax loss, which was a decrease of $55.0 million, or 158%, from 2013 pre-tax earnings. This decline occurred despite a shift in channel business mix from the lower margin correspondent channel to the higher margin direct channel, which resulted in better margin rates in 2014. However, forward lending operating expenses in 2014 of $103.9 million represented an increase of $53.3 million, or 106%, from 2013, principally because of the goodwill impairment loss of $46.2 million and a $4.2 million increase in overhead cost allocations for corporate support services as well as increases in Compensation and benefits and Servicing and origination costs. The increase in overhead allocations is primarily due to the increase in regulatory compliance costs incurred by the corporate support groups in 2014.
As part of forward lending, we have, from time to time, sold to an unrelated third party MSRs for certain forward loans that may qualify for refinancing under the HARP program. We accounted for these transactions as secured financings. We recognize gains on the retirement of the related financing liabilities upon repurchase of those MSRs related to loans that were successfully refinanced. These gains of $2.6 million, in 2014, declined by $5.7 million from the 2013 level because the population of MSRs was sold in early 2013, and most of the high potential HARP refinances occurred within 2013.
In 2014, the Liberty reverse lending revenues of $45.4 million declined $2.3 million, or 5%, and funded reverse mortgage volume of $675.5 million declined $289.7 million, or 30%, from 2013. Reversing lending operations incurred a pre-tax loss of $6.7 million as compared to pre-tax income of $0.8 million in 2013. However, of the $6.7 million of losses in 2014, $6.3 million were incurred in the first quarter. Aggressive cost reduction efforts, and improved margins limited losses for the remainder of 2014, which included the goodwill impairment loss of $3.0 million recognized during the fourth quarter. The decline in Liberty volume was due primarily to HECM program changes instituted by HUD in 2013. These program changes resulted in the reverse mortgage market shifting from one that consisted primarily of fixed rate products to one where variable rate products predominated, which resulted in a consequent decrease in volumes and a lower loan size at origination for the industry and for Liberty. The lower day one loan size in turn resulted in a lower gain on sale when the loans were securitized. Over time, however, the loan balances on these variable rate loans should increase through subsequent draws by the borrowers. As these additional draws are securitized, we expect to recognize additional gain on sale at a minimal incremental cost.
Year Ended December 31, 2013. The Lending segment contributed $35.6 million of pre-tax income on $120.9 million of revenue for 2013. The Homeward lending operation generated $34.8 million of pre-tax income and originated $6.7 billion UPB of forward mortgage loans with another $1.4 billion UPB recaptured via partnerships. Forward loan margins increased during 2013 due to shifts in product mix toward the recapture of loans from our servicing portfolio and traditionally higher margin FHA and VA originations.
Liberty reverse mortgage operations contributed $0.8 million pre-tax income of on revenues of $47.7 million and funded reverse mortgage volume of $965.2 million UPB. As a result of the government changes, the reverse mortgage market shifted from a primarily fixed rate (70% share) to a variable rate LIBOR product (90% share) during 2013.
During the year ended December 31, 2013, we recognized gains of $8.3 million on the retirement of the related financing liabilities upon repurchase of MSRs related to loans that were successfully refinanced through HARP.
Corporate Items and Other
Corporate Items and Other includes revenues and expenses that are not directly related to other reportable segments, business activities that are individually insignificant, interest income on short-term investments of cash, interest expense on unsecured corporate debt and certain corporate expenses. Our cash balances are included in Corporate Items and Other.
Business activities that are not considered to be of continuing significance include subprime non-Agency loans held for sale (at lower of cost or fair value), investments in mortgage-backed securities, affordable housing investment activities and investments in unconsolidated entities. Corporate Items and Other also included the diversified fee-based businesses that we acquired as part of the Homeward and ResCap acquisitions and sold to Altisource in March and April 2013, respectively. Services provided by the diversified fee-based businesses included property valuation, REO management, title and closing, collections and advisory.

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
The following table presents selected results of operations of Corporate Items and Other for the years ended December 31. The amounts presented are before the elimination of balances and transactions with our other segments:

	2014	2013	2012
Revenue	$6,825	$22,092	$5,122
Operating expenses	235,769	107,188	19,667
Loss from operations	(228,944)	(85,096)	(14,545)
Other income (expense)	(13,283)	10,284	(2,052)
Loss before income taxes	$(242,227)	$(74,812)	$(16,597)
Year Ended December 31, 2014 versus 2013. Revenues declined by $15.3 million as compared to 2013 which included $16.7 million related to the diversified fee-based businesses that we acquired as part of the Homeward and ResCap acquisitions and subsequently sold to Altisource.
Operating expenses increased by $128.6 million primarily because of the $150.0 million charge we recognized in 2014 related to the NY DFS settlement. Operating expenses for 2014 also include third-party monitoring costs of $39.4 million which have not been allocated to other business segments, a charge of $15.0 million to establish a liability for estimated costs associated with our plan to remediate letter dating issues raised by the NY DFS, the accelerated recognition of $5.7 million of expenses related to the surrender of stock options and a $2.5 million charge related to the CA DBO settlement. Partially offsetting these increases in operating expenses, 2013 included the $53.5 million charge that we recorded in connection with the Ocwen National Mortgage Settlement and $15.3 million related to the diversified fee-based businesses that we sold to Altisource. See Note 28 — Contingencies for additional information regarding regulatory settlements.
Other income, net declined in 2014 primarily due to $15.6 million of interest expense on the $350.0 million Senior Unsecured Notes that we issued on May 12, 2014 and a $3.5 million increase in valuation and charge-off losses on loans held for sale that we account for at the lower of cost or fair value.
Year Ended December 31, 2013 versus 2012. Revenues for 2013 include $15.3 million and $1.5 million related to the Homeward and ResCap diversified fee-based businesses, respectively, that we acquired and subsequently sold to Altisource.
Operating expenses for 2013 include a $53.5 million charge recorded in connection with the Ocwen National Mortgage Settlement and $15.3 million related to the diversified fee-based business that we sold to Altisource.
Other income, net for 2013 improved largely because 2012 included $4.8 million of valuation and charge-off losses on loans held for sale that we account for at the lower of cost or fair value and a loss of $3.1 million on the sale of the retained beneficial interests that we held in four consolidated loan securitization trusts.
LIQUIDITY AND CAPITAL RESOURCES
Overview. At December 31, 2014, our cash position was $129.5 million compared to $178.5 million at December 31, 2013. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts. Our priorities for deployment of excess cash are: (1) supporting our core servicing and lending businesses, (2) remaining safe and secure by ensuring successful refinancing of our maturing servicing advance facilities and/or reducing corporate leverage, (3) expanding into similar or complimentary businesses that meet our return on capital requirements and (4) repurchasing shares of our common stock.
Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues;

•	Collections of prior servicer advances in excess of new advances;

•	Proceeds from match funded liabilities;

•	Proceeds from other borrowings, including warehouse facilities;

•	Proceeds from sales of MSRs;

•	Proceeds from sales of Rights to MSRs and related servicing advances; and

•	Proceeds from sales of originated loans, repurchased loans and RMBS call rights.
Our ability to finance servicing advances is a significant factor that affects our liquidity. Our use of advance facilities is integral to our servicing advance financing strategy. Our borrowings under these facilities are secured by pledges of servicing advances. To fund additional advance obligations, we have typically “upsized” existing advance facilities or created new advance facilities prior to the funding obligation and then pledged additional advances to support the borrowing. Our ability to continue to pledge collateral under each advance facility depends on the performance of the collateral. Advances and match funded advances comprised 40% of total assets at December 31, 2014. At December 31, 2014, $334.8 million of the total maximum borrowing capacity under our servicing advance facilities of $2.4 billion remained available; however, none of the remaining borrowing capacity could be used based on the amount of available collateral. Maximum borrowing capacity for match funded advances decreased by $25.0 million from $2.5 billion at December 31, 2013 because we terminated one smaller facility with a borrowing capacity of $25.0 million. We maintained our remaining borrowing capacity by renewing and extending two other facilities in October 2014 and adding an additional facility at the end of December 2014 with a maximum borrowing capacity of $125.0 million. Our unused advance borrowing capacity increased by $249.6 million from $85.2 million at December 31, 2013 principally because of a decrease in borrowing as total advances and match funded advances declined by $139.9 million during 2014.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. The majority of these warehouse facilities are structured as repurchase agreements under which ownership of the loans is temporarily transferred to a lender. The loans are transferred at a discount or “haircut” which serves as the primary credit enhancement for the lender. The funds are repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30-45 days. At December 31, 2014, none of the borrowing capacity extended on a committed basis was available under our Lending warehouse facilities, including our warehouse facilities for reverse mortgages. However, an additional $356.5 million of borrowing capacity was available on an uncommitted basis at the discretion of the lenders. See Note 14 — Borrowings to our Consolidated Financial Statements for additional details.
In addition to these near-term sources of liquidity, other potential long-term sources include proceeds from long-term secured borrowings such as the SSTL facility and proceeds from the issuance of senior unsecured notes and equity capital; although, we cannot provide any assurance that these sources will be available or be available on terms that we find acceptable. On May 12, 2014, we issued $350.0 million Senior Unsecured Notes with an interest rate of 6.625% that mature on May 15, 2019. The proceeds have primarily been used to fund repurchases of common stock, to reduce borrowings used to finance servicing advances and for other general corporate purposes. See Note 14 — Borrowings to the audited Consolidated Financial Statements for additional details regarding these notes. We continue to assess all financing options.
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
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock, transferring assets or making loans, investments or acquisitions. As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, noncompliance with our covenants, nonpayment of principal or interest, material misrepresentations, the occurrence of material adverse change, insolvency, bankruptcy, certain material judgments and changes of control. Covenants and defaults of this type are commonly found in debt agreements such as ours. Certain of these covenants and defaults are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies.
In connection with certain of our secured borrowings, failure to provide audited financial statements timely constitutes a default. We did not provide audited financial statements for Homeward as of and for the year ended September 30, 2014, or for OLS and Liberty as of and for the year ended December 31, 2014, within the original contractually required timeframes. We received waivers of the resulting defaults from all applicable lenders through at least May 29, 2015.
Our primary uses of funds are:

•	Payments for advances in excess of collections on existing servicing portfolios;

•	Payment of interest and operating costs;

•	Purchases of MSRs and related advances, in the event that regulatory restrictions on MSR acquisitions are lifted;

•	Funding of originated loans;

•	Repayments of borrowings, including match funded liabilities and warehouse facilities; and

•	Repurchases of common stock.
On October 31, 2013, we announced that our board of directors had authorized a share repurchase program for an aggregate of up to $500.0 million of our issued and outstanding shares of common stock. The purpose of this program is to provide a tax efficient way to return cash to shareholders when management believes the shares are attractively priced. During the year ended December 31, 2014, we completed the repurchase of 10,420,396 shares of common stock under this program for a total purchase price of $310.2 million. As of December 31, 2014, the approximate remaining value of shares that may be repurchased under the plan was $129.7 million. On February 5, 2015, we announced that we have suspended this stock repurchase program. We may restart the stock repurchase program in the future, and unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 2016.
Outlook. We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to minimize liquidity risk.
In assessing our liquidity outlook, our primary focus is on four measures:

•	Business financial projections for revenues, costs and net income;

•	Requirements for maturing liabilities compared to amounts generated from maturing assets and operating cash flow;

•	Projected future sales of MSRs and servicing advances; and

•	The change in advances and match funded advances compared to the change in match funded liabilities and available borrowing capacity.
We have considered the impact of financial projections on our liquidity analysis and have evaluated the appropriateness of the key assumptions in our forecast such as revenues, costs and sales of MSRs and other assets. We have analyzed our cash requirements and financial obligations. Based upon these evaluations and analyses, we believe that we have ample liquidity to meet our obligations through 2015.
Our advance funding facilities have a 364-day term and the revolving periods for all of our advance funding facilities end in 2015. At December 31, 2014, we had $2.1 billion outstanding under these facilities. In the event we are unable to renew, replace or extend one or more of these advance funding facilities, repayment of the outstanding balance must begin at the end of the respective revolving period. Similarly, all of our master repurchase and participation agreements for financing new loan originations have 364-day terms and mature in 2015. At December 31, 2014, we had $428.5 million outstanding under these financing arrangements. We currently plan to renew, replace or extend all of these debt agreements consistent with our historical experience. We anticipate that as we renew, replace or extend our various facilities throughout 2015, we will incur substantially increased ongoing interest costs. We are also exploring other capital markets transactions including, but not limited to, the sale of advance receivables and related future advance funding obligations to third parties and the purchase of an option to put advance receivables and related future advance funding obligations to a counterparty in the event we do not renew, replace or extend a portion or all of one of our existing advance financing facilities. We have already entered into commitment letters to refinance certain of our debt agreements and extended certain facilities ahead of their scheduled maturity, as detailed below. Our lenders’ obligations to fund under these commitment letters are subject to conditions precedent, some of which are outside our control. In the event we are unable to renew, replace or extend all of these debt agreements, we may not have adequate sources of funding for our business. Due to the significant level of cash requirements related to servicing advances, we may not have sufficient levels of liquidity to fund the operations without our advance facilities. We typically require significantly more liquidity to meet our advance funding obligations than our available cash on hand.
We remain actively engaged with our lenders, and recent financing developments include the following:

•
On February 27, 2015, we entered into an agreement with a global financial institution to provide, subject to definitive documentation and other funding conditions, replacement financing for an existing $450.0 million servicing advance facility should the existing lender seek not to renew or extend the revolving period upon its completion in June 2015.

•
On March 2, 2015, we entered into an amendment to our SSTL. Among other things, the amendment will: (1) eliminate the dollar cap on the general asset sale basket and require us to use 75% of the net cash proceeds of permitted asset sales under such general asset basket to prepay the loans under the SSTL and, subject to certain conditions, permit us to use up to 25% of such net cash proceeds to reinvest in assets used in our business within 120 days of receipt thereof (subject to an extension of up to 90 days if a binding agreement is entered into within such 120 days); (2) increase the quarterly covenant levels of the corporate leverage ratio; and (3) make certain modifications to the cross default and definition sections.

•	On March 10, 2015, we entered into agreements with an existing lender to extend the maturity date of its $200.0 million in financing facilities for new loan originations to April 30, 2016.

•	On March 19, 2015, we entered into an amendment to an existing servicing advance facility to clarify the treatment of certain matters in connection with the agreement covenants.

•
On April 17, 2015, we entered into an agreement with a lender to provide, subject to a definitive master repurchase agreement and other funding conditions, up to $125.0 million of backup financing for new loan originations should existing facilities not renew at their maturity date.

•
On May 8, 2015, we entered into an agreement with a global financial institution to refinance, subject to definitive documentation and other funding conditions, $500.0 million of commitments under an existing $1.8 billion servicing advance facility and to extend the applicable revolving period beyond March 31, 2016.

•
We entered into amendments or obtained waivers from each lender, to the extent necessary, extending the contractually required time period for delivery of financial statements for fiscal year 2014 to May 29, 2015.

Many aspects of our liquidity forecast process require the use of judgment and estimates on the part of management and include factors that may be beyond our control. Additionally our actual results could differ materially from our estimates. If our results fall below our expectations, we may look to sell additional assets or take additional actions that would be outside the normal course of our operations to generate additional liquidity. These actions may include, but are not limited to: (1) reducing our ongoing operating expenses, including employee headcount, (2) raising additional capital by issuing debt or equity, or (3) selling certain assets, operations or subsidiaries. Challenges to our liquidity position could have a material adverse effect on our operating results and financial condition. In 2015, we have engaged financial and legal advisors to advise us regarding potential adjustments to our capital structure, as appropriate, and to help us explore our strategic options, and we expect to incur significant professional services expenses in 2015 in connection with these initiatives.
Credit Ratings. Credit ratings are intended to be an indicator of the creditworthiness of a particular company, security or obligation. Lower ratings result in higher borrowing costs and reduced access to capital markets. The following table summarizes our current ratings and outlook by the respective nationally recognized rating agencies.

	Short-term	Long-term	Senior Unsecured Notes	Review Status / Outlook	Date of last action
Moody’s	na	B3	Caa1	Negative	January 27, 2015
S&P	na	B	CCC+	CreditWatch Negative	April 21, 2015
Fitch	B	B-	CC	Negative	December 23, 2014
As indicated above, a number of our credit ratings have recently been lowered. The credit rating agencies have generally cited uncertainty regarding the impact of the regulatory scrutiny and possible regulatory actions against us as the primary basis for their actions. At this time, we do not believe that such actions have had a material impact on our liquidity or funding position. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
Cash Flows. Our operating cash flow is primarily impacted by the timing of acquisitions, economic assumptions impacting our servicer models and our ‘asset light’ strategy. The timing of portfolio acquisitions and dispositions impact our operating cash. We generally expect our loss mitigation strategies to begin accelerating servicing advance collections within six months of boarding onto our REALServicing platform. Platform acquisitions, including Homeward and ResCap, have longer integration timelines, and as a result, were not expected to follow our historical collection trends until the transfers to the REALServicing platform were completed. We completed the last transfers related to these acquisitions in October 2014. Sales of MSRs for which the underlying loans are performing are unlikely to have a large impact on operating cash flow, beyond any benefit we may achieve by reducing operating costs in line with a smaller servicing portfolio. If we sell MSRs which have underlying delinquent agency loans we may see significant additional cash flow as we recover servicing advances funded entirely with corporate cash, with only partial, or no match funded financing against those advances.
Improving home prices translate into higher expected liquidation proceeds in our servicing models. With higher expected liquidation proceeds, we began to fund advances again on certain loans that were in stop-advance status. In the short-term, this increases servicing advances. To the extent delinquencies stabilize or improve, we expect to return to our historical trend even as home prices continue to recover. Finally, because we classify proceeds from the sale of servicing advances as investing activities, cash generated from our operations related to collections of servicing advances declined significantly in 2014 and 2013 compared to 2012. We expect this trend to continue, to the extent sales to NRZ remain the most efficient source of funding for our non-Agency MSRs.
Cash flows for the year ended December 31, 2014. Although we incurred a net loss of $469.6 million, our operating activities provided $352.5 million of cash after adjusting for goodwill impairment losses of $420.2 million, MSR amortization of $250.4 million and other non-cash items, and because of $292.0 million of net collections of servicing advances offset in part by the payment of $150.0 million in connection with the NY DFS settlement and the net payment of $66.9 million in connection with the Ocwen National Mortgage Settlement.
Our investing activities used $958.2 million of cash. Investing activities include cash outflows in connection with our reverse mortgage securitizations of $816.9 million accounted for as secured financings. In addition, we paid $222.7 million in connection with acquisitions completed during the year ended December 31, 2014.
Our financing activities provided $556.7 million of cash. Cash provided by our financing activities includes $783.0 million in connection with our reverse mortgage securitization activities. Financing activities also include $343.3 million of cash received in connection with the issuance of $350.0 million of Senior Unsecured Notes, net of the payment of $6.7 million of debt issuance costs. In addition, we received $123.6 million of proceeds from the OASIS transaction involving the financing of Freddie Mac MSRs and $89.0 million of proceeds from the sale of advances to NRZ acquired in connection with the Ginnie Mae EBO Transactions, both of which we accounted for as financing transactions. These cash inflows were partially offset by a $274.6 million net paydown of match funded liabilities using a portion of the proceeds from the newly issued Senior Unsecured Notes and a $26.6 million net reduction in borrowings under mortgage warehouse facilities used to fund originated forward loans which declined during the period. We also completed the repurchase of 12,370,692 shares of common stock for $382.5 million, including 10,420,396 shares for $310.2 million under our stock repurchase program and 1,950,296 shares for $72.3 million which we issued upon conversion of the remaining 62,000 Preferred Shares.
Cash flows for the year ended December 31, 2013. Our operating activities provided $884.4 million of cash largely due to $295.1 million of net collections of servicing advances and net income of $310.4 million adjusted for MSR amortization of $282.8 million and other non-cash items. Because we classify proceeds from the sale of servicing advances as investing activities, cash generated from our operations related to collections of servicing advances declined significantly in 2013 compared to 2012. We expect this trend to continue, to the extent sales to NRZ remain the most efficient source of funding for our non-Agency MSRs. Operating cash flows were used principally to fund the portions of acquisitions not funded through borrowings.
Our investing activities used $2.4 billion of cash. We paid $5.9 billion in connection with acquisitions completed during 2013, including the ResCap, Ally and OneWest acquisitions. Cash inflows from investing activities include $3.8 billion of proceeds from NRZ from the sale of advances and match-funded advances and $210.8 million of net proceeds from the sales to Altisource of the diversified fee-based businesses acquired in the Homeward and ResCap Acquisitions. Investing activities also includes cash outflows in connection with our reverse mortgage securitizations of $609.6 million accounted for as secured financings. The related securitization liabilities and portion of the proceeds from the sales to NRZ to repay match funded liabilities and required prepayments of the SSTL are discussed below in financing activities.
Our financing activities provided $1.5 billion of cash. To finance the ResCap acquisition, we deployed $840.0 million of net additional capital from the proceeds of a new $1.3 billion SSTL facility and borrowed $1.2 billion pursuant to three servicing advance facilities, offset by our repayment of the old SSTL which had an outstanding principal balance of $314.2 million at December 31, 2012. We also borrowed $1.9 billion under a new match funded advance facility primarily to finance advances acquired in connection with the OneWest MSR Transaction. We received $447.8 million from the sale of Rights to MSRs to NRZ in transactions accounted for as financings. We used collections of servicing advances and $3.0 billion of the proceeds received from the NRZ Transactions to repay match funded liabilities. Debt issuance costs paid on the new SSTL were $25.8 million. We also repaid the $75.0 million loan from Altisource that we had used to fund a portion of the Homeward Acquisition. Cash provided by our financing activities also includes $605.0 million in connection with our reverse mortgage securitization activities. We paid $157.9 million to repurchase the 3,145,640 shares of common stock we issued upon conversion of 100,000 of the outstanding shares of Series A Perpetual Convertible Preferred stock. We also repurchased 1,125,707 shares of common stock under the stock repurchase program, paying $60.0 million in connection with these repurchases.
Cash flows for the year ended December 31, 2012. Our operating activities provided $1.8 billion of cash largely due to collections of servicing advances (primarily on the Litton portfolio) and net income of $180.9 million adjusted for MSR amortization of $72.9 million and other non-cash items. Excluding cash paid to acquire advances in connection with the Homeward Acquisition, and excluding the proceeds from the sale of match funded advances to NRZ in connection with the NRZ Transactions, both of which are reported as investing activities, net collections of servicing advances were $1.4 billion. Operating cash flows were used principally to repay related match funded liabilities and to fund the portions of the Homeward Acquisition and the MSR acquisitions not funded through borrowings.
Our investing activities provided $262.9 million of cash. Cash inflows from investing activities include $2.8 billion of proceeds from NRZ on the sale of advances and $3.2 million of distributions from our asset management entities. As disclosed below in the discussion of financing activities, we used a portion of the proceeds from the sales to NRZ to repay match funded liabilities and for required prepayments of the SSTL. We paid $524.2 million to acquire the net assets of Homeward. In addition to the Homeward Acquisition, we paid $2.1 billion to purchase MSRs and advances in connection with the acquisition of several MSR portfolios. We used cash from operations, a portion of the proceeds from the NRZ Transactions and borrowings under both new and existing facilities to fund these acquisitions. Cash used for additions to premises and equipment of $19.2 million primarily relates to the build-out of new leased facilities in India.
Our financing activities used $2.0 billion of cash primarily due to net repayments of $1.7 billion on match funded liabilities. Net repayments on match funded liabilities exclude $358.3 million of match funded liabilities assumed by NRZ in connection with the sale of advance special purpose entities (SPEs) (reported as investing activity). We used collections of servicing advances and $2.0 billion of the proceeds received from the NRZ Transactions to repay match funded liabilities. In addition to the net repayments on match funded liabilities, we also repaid $332.0 million of Ocwen’s $575.0 million SSTL, paid $350.0 million to retire the senior secured term loan and revolving line of credit assumed from Homeward and paid $26.8 million to redeem the remaining balance of our 10.875% Capital Securities. These cash outflows were partly offset by $317.8 million of proceeds as part of the NRZ Transactions from the sale of Rights to MSRs accounted for as financings.
RISK MANAGEMENT
Managing risk is a fundamental component of operating our business. The Board of Directors perform risk oversight through regular and ad-hoc reports from management and our executives manage the risks to which we are exposed on a daily basis. Our primary risks are market, credit, liquidity and operational risk. Market risk is the risk of loss arising from changes in the fair value of our assets or liabilities, including derivatives, caused by movements in market variables such as interest rates. Credit risk is the risk that a borrower or counterparty might default on any type of debt or obligation by failing to make required payments. Liquidity risk is the risk that our financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet our financial obligations, or to withstand unforeseen liquidity stress events. Operational risk is the risk of loss arising from inadequate or failed processes or systems, human factors or external events.
In 2014, we instituted changes to our risk management function by hiring a new Chief Risk Officer and a number of experienced risk managers. We established a new set of management committees to oversee all major risks, control functions and the business units we operate. In each of these committees, potential issues are reported and discussed by senior executives from our business, risk, audit, compliance and finance areas. The committees have a hierarchical structure to provide for issues to be escalated as required. The most senior committee is the Enterprise Risk Management Committee, which is chaired by the Chief Risk Officer. The Enterprise Risk Management Committee allows for key issues from all management committees to be discussed by executive management. Our business units are responsible for executing on risk strategies and for following the established policies, procedures and controls that are compliant with our risk management policies and with applicable laws and regulations.
Another important management committee is the Compliance Committee, which is chaired by the Chief Compliance Officer. It provides direction and oversight over all matters concerning Ocwen’s compliance with laws and regulations. All management committees are responsible for the periodic review and approval of key policies, monitoring of risks and the effectiveness of controls and training programs.
Recently we also went through a Risk Control Self-Assessment (RCSA) process. In this process, all business processes of Ocwen were mapped and risks and controls for each of these processes were mapped and identified. This exercise will allow us to better understand our exposure to risks.
All business units and overhead functions are subject to unrestricted audits by our Internal Audit department. Internal Audit is granted unrestricted access to our records, physical properties, systems, management and employees in order to perform these audits. The Internal Audit department reports to the Audit Committee of the Board and assists the Audit Committee in fulfilling its governance and oversight responsibility.
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
Match Funded Liabilities
In executing our hedging strategy for the Servicing business, we attempt to mitigate the effect of increases in interest rates on the interest paid on our variable rate advance financing debt. We determine our hedging needs based on the projected excess of variable rate debt over cash and float balances since the earnings on cash and float balances are a partial offset to our exposure to changes in interest expense. Due to the growth in our Servicing business, float balances increased significantly to levels in excess of our variable rate debt. In response, we terminated our remaining interest rate swaps effective May 31, 2013. We also purchase interest rate caps as economic hedges (not designated as a hedge for accounting purposes) as required by certain of our advance financing arrangements.
Loans Held for Sale and Interest Rate Lock Commitments
IRLCs represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage loan applicant, whereby the interest rate on the loan is set prior to funding. In our Lending business, mortgage loans held for sale and IRLCs are subject to the effects of changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments generally range from 15 to 60 days; and our holding period of the mortgage loan from funding to sale is typically less than 30 days.
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
Fair Value MSRs
MSRs that we have elected to carry at fair value are subject to interest rate risk because the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Therefore, the value of these MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics.
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
See Note 18 — Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for additional information regarding our use of derivatives.
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at December 31, 2014 given hypothetical instantaneous parallel shifts in the yield curve. We used December 31, 2014 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$4,535	$(5,169)
Forward MBS trades	(4,460)	5,088
Total loans held for sale and related derivatives	75	(81)

Fair value MSRs	(7,675)	6,972
MSRs, embedded in pipeline	(307)	342
Total fair value MSRs (1)	(7,982)	7,314

Total, net	$(7,907)	$7,233

(1)	As disclosed above, effective April 1, 2013, we terminated the hedging program for our fair value MSRs and closed out the remaining economic hedge positions.
Borrowings
The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates.
Based on December 31, 2014 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $10.2 million resulting from an increase of $35.7 million in annual interest income and an increase of $25.5 million in annual interest expense.
Interest Rate Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates categorized by expected maturity and the related fair value of these instruments at December 31, 2014 and 2013. We use certain assumptions to estimate the expected maturity and fair value of these instruments. We base expected maturities upon contractual maturity and projected repayments and prepayments of principal based on our historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience. Average interest rates are based on the contractual terms of the instrument and, in the case of variable rate instruments, reflect estimates of applicable forward rates. The average presented is the weighted average.

	Expected Maturity Date at December 31, 2014
	2015	2016	2017	2018	2019	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$75,101	$—	$—	$—	$—	$—	$75,101	$75,101
Average interest rate	1.16%	—	—	—	—	—	1.16%
Loans held for sale, at fair value	401,120	—	—	—	—	—	401,120	401,120
Average interest rate	4.26%	—	—	—	—	—	4.26%
Loans held for sale, at lower of cost or fair value (2)	2,051	—	55	98	420	84,868	87,492	87,492
Average interest rate	11.83%	—	8.78%	8.32%	10.01%	4.50%	4.74%
Loans held for investment - reverse mortgages	114,933	146,053	156,746	147,330	162,021	823,058	1,550,141	1,550,141
Average interest rate	2.94%	2.93%	2.94%	2.95%	2.96%	3.02%	2.96%
Interest–earning collateral and debt service accounts	97,029	—	—	—	—	—	97,029	97,029
Average interest rate	0.20%	—	—	—	—	—	0.20%
Total rate-sensitive assets	$690,234	$146,053	$156,801	$147,428	$162,441	$907,926	$2,210,883	$2,210,883
Percent of total	31.22%	6.61%	7.09%	6.67%	7.35%	41.07%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities	$2,090,247	$—	$—	$—	$—	$—	$2,090,247	$2,090,247
Average interest rate	1.97%	—	—	—	—	—	1.97%
Senior unsecured notes	—	—	—	—	350,000	—	350,000	321,563
Average interest rate	—	—	—	—	6.63%	—	6.63%
Other borrowings (3)	472,160	11,701	11,714	1,238,116	—	—	1,733,691	1,658,699
Average interest rate	2.53%	5.00%	5.00%	5.00%	—	—	4.33%
Total rate-sensitive liabilities	$2,562,407	$11,701	$11,714	$1,238,116	$350,000	$—	$4,173,938	$4,070,509
Percent of total	61.39%	0.28%	0.28%	29.66%	8.39%	—%	100.00%

	Expected Maturity Date at December 31, 2014
	2015	2016	2017	2018	2019	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative Assets:
Interest rate caps	$—	$733,332	$995,666	$—	$—	$—	$1,728,998	$567
Average strike rate	—	3.00%	3.00%	—	—	—	3.00%
IRLCs	239,406	—	—	—	—	—	239,406	6,065
Total derivative assets	239,406	733,332	995,666	—	—	—	1,968,404	6,632

Derivative Liabilities:
Forward MBS trades	703,725	—	—	—	—	—	703,725	2,854
Average coupon	3.54%	—	—	—	—	—	3.54%
Total derivative liabilities	703,725	—	—	—	—	—	703,725	2,854
Derivatives, net	$(464,319)	$733,332	$995,666	$—	$—	$—	$1,264,679	$3,778
Forward LIBOR curve (4)	0.26%	0.91%	1.85%	2.35%	2.58%	2.69%

	Expected Maturity Date at December 31, 2013
	2014	2015	2016	2017	2018	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$87,936	$—	$—	$—	$—	$—	$87,936	$87,936
Average interest rate	0.92%	—	—	—	—	—	0.92%
Loans held for sale, at fair value	503,753	—	—	—	—	—	503,753	503,753
Average interest rate	4.24%	—	—	—	—	—	4.24%
Loans held for sale, at lower of cost or fair value (2)	50,592	4,504	2,124	1,429	907	3,351	62,907	62,907
Average interest rate	4.12%	7.23%	6.71%	6.61%	6.38%	6.38%	4.64%
Loans held for investment - reverse mortgages	25,082	48,185	50,214	46,051	42,565	405,921	618,018	618,018
Average interest rate	2.67%	2.67%	2.67%	2.67%	2.66%	2.66%	2.67%
Interest–earning collateral and debt service accounts	134,982	—	—	—	—	—	134,982	134,982
Average interest rate	0.20%	—	—	—	—	—	0.20%
Total rate-sensitive assets	$802,345	$52,689	$52,338	$47,480	$43,472	$409,272	$1,407,596	$1,407,596
Percent of total	57.00%	3.74%	3.72%	3.37%	3.09%	29.08%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities	$2,364,814	$—	$—	$—	$—	$—	$2,364,814	$2,364,814
Average interest rate	2.08%	—	—	—	—	—	2.08%
Other borrowings (3)	488,929	27,219	11,690	11,690	1,238,141	—	1,777,669	1,762,876
Average interest rate	1.96%	4.24%	5.00%	5.00%	5.00%	—	4.15%
Total rate-sensitive liabilities	$2,853,743	$27,219	$11,690	$11,690	$1,238,141	$—	$4,142,483	$4,127,690
Percent of total	68.89%	0.66%	0.28%	0.28%	30%	—%	100.00%

	Expected Maturity Date at December 31, 2013
	2014	2015	2016	2017	2018	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative Assets:
Interest rate caps	$—	$—	$1,868,000	$—	$—	$—	$1,868,000	$442
Average strike rate	—	—	3.00%	—	—	—	3.00%
IRLCs	751,436	—	—	—	—	—	751,436	8,433
Forward MBS trades	950,648	—	—	—	—	—	950,648	6,905
Average coupon	3.76%	—	—	—	—	—	3.76%
Derivatives, net	$1,702,084	$—	$1,868,000	$—	$—	$—	$3,570,084	$15,780
Forward LIBOR curve (4)	0.25%	0.60%	1.59%	2.71%	3.55%	4.26%

(1)	See Note 5 — Fair Value to the Consolidated Financial Statements for additional fair value information on financial instruments.

(2)	Net of valuation allowances and including non-performing loans.

(3)
Excludes financing liabilities, which we recognized in connection with the sales transactions that we accounted for as financings. Financing liabilities include $614.4 million and $633.8 million at December 31, 2014 and 2013, respectively, that we recorded in connection with the sales of Rights to MSRs to NRZ which did not qualify as sales for accounting purposes. These financing liabilities have no contractual maturity and are amortized over the life of the transferred Rights to MSRs. Also, excludes financing liabilities of $1.4 billion and $615.6 million at December 31, 2014 and 2013 that we recorded in connection with the securitizations of HMBS which did not quality as sales for accounting purposes. These financing liabilities have no contractual maturity and are amortized as the related loans are repaid.

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
We estimate how our liquidity needs may be impacted by a number of factors, including fluctuations in asset and liability levels due to our business strategy, changes in our business operations, levels of interest rates and unanticipated events. We also assess market conditions and capacity for debt issuance in the various markets that we access to fund our business needs. Additionally, we have established internal processes to anticipate future cash needs and continuously monitor the availability of funds pursuant to our existing debt arrangements. We address liquidity risk by maintaining committed borrowing capacity in excess of our expected needs and by extending the tenor of our funding arrangements. For example, to fund additional advance obligations, we have typically “upsized” existing advance facilities or entered into new advance facilities in anticipation of the funding obligation and then pledged additional advances to support the borrowing. In general, we finance our operations through operating cash flow, advance financing facilities and other secured borrowings. See “Liquidity and Capital Resources” for additional discussion of liquidity.
Operational Risk
Operational risk is inherent in each of our business lines and related support activities. This risk can manifest itself in various ways, including clerical or technological errors, business interruptions and frauds, all of which could cause us to incur losses. Operational risk includes the following key risks:

•	legal risks, as we can have legal disputes with borrowers or counterparties;

•	compliance risks, as we are subject to many federal and state rules and regulations;

•	third-party risks, as we have many processes that have been outsourced to third parties

•	information security risk, as we operate many information systems that contain borrower confidential information.
To manage operational risk, we have a dedicated team of operational risk managers which oversees these risks on a daily basis, assisted by the third-party risk management and information security departments as well as the compliance function, led by the Chief Compliance Officer.
We have started annual Risk Control Self-Assessment (RCSA) programs in which we map all company-wide business processes and in order to identify risks and controls in each of them. These controls are tested for efficiency and efficacy and improved if necessary. We monitor these risks and controls on a daily basis through risk coverage teams.
In addition, we also have established policies and control frameworks designed to provide a sound and well-controlled operational environment. We mandate training for our employees in respect to these policies, require business line change control boards and conduct operating reviews on a regular basis. We have also implemented an issue self-identification program, for employees to report to the central operational risk team operational and/or technological issues affecting their operations.
Consumer Credit Risk
We are not subject to the majority of the credit-related risks inherent in maintaining a mortgage loan portfolio as an investment, because we sell the mortgage loans that we originate in the secondary market shortly after origination. We are exposed to early payment defaults from the time that we originate a loan to the time that the loan is sold in the secondary market. Early payment defaults are monitored and loans are audited by our quality assurance teams for origination defects. Our exposure to early payment defaults remains very limited and we do not anticipate material losses from this exposure.
Even though we sell the loans that we originate on a non-recourse basis, we have loan repurchase and indemnification obligations arising from potential breaches of the representation and warranty provisions of our loan sales agreements. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and we may bear any subsequent loss on the mortgage loan. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss.

There are federal and state legislative initiatives that could, once fully implemented, require us to retain a minimum beneficial interest in the RMBS that we sell through a securitization. Therefore, we may be subject to substantially more consumer credit risk in the future. For example, after the implementation of Dodd-Frank Act’s credit risk retention rule, we may be required to retain not less than 5 percent of the credit risk of the assets collateralizing the RMBS that we sell, absent certain qualified residential mortgage exemptions.
Apart from the sales and securitization of the mortgage loans we originate, we may have exposure to representation, warranty and indemnification obligations through acquisitions to the extent we assume one or more of these obligations and in connection with our servicing practices. For example, in one of the servicing contracts that Homeward acquired in 2008 from Freddie Mac involving non-prime mortgage loans, Homeward assumed the origination representations and warranties even though it did not originate the loans.
We endeavor to minimize our losses from loan repurchases and indemnifications by focusing on originating high quality mortgage loans and closely monitoring investor and agency eligibility requirements for loan sales. Our quality assurance teams perform independent audits related to the processing and underwriting of mortgage loans prior to closing, as well as after the closing but before the sale of loans, to identify potential repurchase exposures due to breach of representations and warranties. In addition, we perform a comprehensive review of the loan files where we receive investor requests for repurchase and indemnification to establish the validity of the claims and determine our obligation. In limited circumstances, we may retain the full risk of loss on loans sold to the extent that the liquidation value of the asset collateralizing the loan is insufficient to cover the loan itself and associated servicing expenses. In instances where we have purchased loans from third parties, we usually have the ability to recover the loss from the third-party originator.
We maintain a liability for losses on loans that may be repurchased or indemnified as a result of breaches of representations and warranties. We base our loss estimate on our most recent data regarding loan repurchases and indemnity payments and actual credit losses and recoveries on repurchased loans, among other factors. Internal factors that affect our estimate include, among other things, level of loan sales, the party to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors beyond our control that may affect our estimate include, among other things, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at GSEs and the overall U.S. and world economy.
Consumer credit risk also affects the market value and profitability of our mortgage servicing portfolio. When a mortgage loan is in foreclosure, we are generally required to continue to advance delinquent principal and interest to the securitization trust and to make advances for delinquent taxes and insurance, foreclosure costs and the upkeep of vacant property in foreclosure to the extent that we determine that such amounts are recoverable. These servicing advances are generally financed until recovered when the delinquency is resolved or when the property collateralizing the loan we service is liquidated through a foreclosure or REO sale. Therefore, servicing costs are generally higher on higher credit risk loans. In addition, higher credit risk loans are generally affected to a greater extent by an economic downturn or a deterioration of the housing market. An increase in delinquencies and foreclosure rates could increase interest expense on advances, result in higher operating expenses and cause a reduction in income from, and the value of, our servicing portfolio. We closely track the credit risk profile of our servicing portfolio with a view to ensuring that changes in portfolio credit risk are identified on a timely basis.
Counterparty Credit Risk & Concentration Risk
Counterparty credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. We manage counterparty credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties and the use of mutual margining agreements whenever possible to limit potential exposure. We regularly evaluate the financial position and creditworthiness of our counterparties. We do not anticipate losses due to counterparty nonperformance.
Counterparty credit risk exists with our third-party originators from whom we purchase originated mortgage loans. The third-party originators incur a representation and warranty obligation when we acquire the mortgage loan from them, and they agree to reimburse us for any losses incurred due to an origination defect. We become exposed to losses for origination defects if the third-party originator is not able to reimburse us for losses incurred for indemnification or repurchase. We mitigate this risk by monitoring purchase levels from our third-party originators (to reduce concentration risk), by performing regular quality control reviews of the third-party originators’ underwriting standards and by regular reviews of the creditworthiness of third-party originators.
The mortgaged properties securing the residential loans that we service are geographically dispersed throughout all 50 states, the District of Columbia and two U.S. territories. The five largest concentrations of properties are located in California, Florida, New York, New Jersey and Texas which, taken together, comprise 39% of the loans serviced at December 31, 2014. California has the largest concentration of loans with 15% of the total loans serviced.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
Contractual Obligations
The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of December 31, 2014:

	Less Than One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Senior secured term loan and other secured borrowings (1)	$45,018	$26,000	$1,238,250	$—	$1,309,268
Senior unsecured notes	—	—	350,000	—	350,000
Contractual interest payments (2)	87,713	173,465	39,557	—	300,735
Originate/purchase mortgages or securities	244,760	—	—	—	244,760
Reverse mortgage equity draws (3)	489,595	17,173	—	—	506,768
Operating leases	17,480	28,057	5,440	—	50,977
	$884,566	$244,695	$1,633,247	$—	$2,762,508

(1)
Amounts are exclusive of any related discount. Excludes match funded liabilities and borrowings under mortgage loan warehouse facilities as these represent non-recourse debt that has been collateralized by assets which are not available to satisfy general claims against Ocwen. Also excludes financing liabilities which result from sales of assets that do not qualify as sales for accounting purposes and, therefore, are accounted for as secured financings. See Note 14 — Borrowings to the Consolidated Financial Statements for additional information related to these excluded borrowings.

(2)	Represents estimated future interest payments on other secured borrowings, based on applicable interest rates as of December 31, 2014.

(3)
Represents additional equity draw obligations in connection with reverse mortgage loans originated or purchased by Liberty. Because these draws can be made in their entirety, we have classified them as due in less than one year at December 31, 2014.

As of December 31, 2014, we had gross unrecognized tax benefits of $22.5 million and an additional $5.9 million for gross interest and penalties classified as liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
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
Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 18 — Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for additional information.
Involvement with SPEs. We use SPEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans.
We generally use match funded securitization facilities to finance our servicing advances. The SPEs to which the advances are transferred in the securitization transaction are included in our consolidated financial statements either because we have the majority equity interest in the SPE or because we are the primary beneficiary where the SPE is a variable interest entity (VIE). The holders of the debt of these SPEs can look only to the assets of the SPEs for satisfaction of the debt and have no recourse against OCN. However, OCN and OLS have guaranteed the payment of the obligations of the issuer under our small-balance commercial match funded facility up to a maximum of 10% of the notes outstanding at the end of the facility’s revolving period in December 2014. This facility had an outstanding balance of $0.5 million at December 31, 2014 and was terminated on January 31, 2015.

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
The underlying trends for loan repurchases and indemnifications are volatile, and there is significant uncertainty regarding our expectations of future loan repurchases and indemnifications and related loss severities. Due to the significant uncertainties surrounding estimates related to future repurchase and indemnification requests by investors and insurers as well as uncertainties surrounding home prices, it is possible that our exposure could exceed our recorded mortgage loan repurchase and indemnification liability. Our estimate of the mortgage loan repurchase and indemnification liability considers the current macro-economic environment and recent repurchase trends; however, if we experience a prolonged period of higher repurchase and indemnification activity or a decline in home values, then our realized losses from loan repurchases and indemnifications may ultimately be in excess of our recorded liability. Given the levels of realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of our recorded liability. See Note 2 — Securitizations and Variable Interest Entities, Note 15 — Other Liabilities and Note 28 — Contingencies to the Consolidated Financial Statements for additional information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the financial statements. Our significant accounting policies are described in Note 1B — Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Management has processes in place to monitor these judgments and assumptions, including with the Audit Committee of the Board of Directors.
Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain instruments and to determine fair value disclosures. Refer to Note 5 — Fair Value to the Consolidated Financial Statements for the fair value hierarchy, descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. We follow the fair value hierarchy in order to prioritize the inputs utilized to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.

The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs at December 31:

	2014	2013
Loans held for sale	$488,612	$566,660
Loans held for investment - reverse mortgages	1,550,141	618,018
MSRs	93,901	116,029
Derivative assets	6,632	15,780
Mortgage-backed securities	7,335	—
Assets at fair value	$2,146,621	$1,316,487
As a percentage of total assets	26%	17%
Financing liabilities	$2,058,693	$1,249,380
Derivative liabilities	2,854	—
Liabilities at fair value	$2,061,547	$1,249,380
As a percentage of total liabilities	29%	21%
Assets at fair value using Level 3 inputs	$1,739,436	$797,396
As a percentage of assets at fair value	81%	61%
Liabilities at fair value using Level 3 inputs	$2,058,693	$1,249,380
As a percentage of liabilities at fair value	100%	100%
Level 3 assets and liabilities increased during 2014 in connection with reverse mortgage origination and securitization activity. We account for reverse mortgage securitizations as secured financings and have elected the fair value option for the related Loans held for investment - reverse mortgages and Financing liabilities (HMBS-related borrowings). Our economic exposure to these net assets is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing.
We have numerous internal controls in place to ensure the appropriateness of fair value measurements. Significant fair value measures are subject to analysis and management review and approval. Additionally, we utilize a number of operational controls to ensure the results are reasonable, including comparison, or “back testing,” of model results against actual performance and monitoring the market for recent trades, including our own price discovery in connection with potential and completed sales, and other market information that can be used to benchmark inputs or outputs. Considerable judgment is used in forming conclusions about Level 3 inputs such as interest rate movements, prepayment speeds, delinquencies, credit losses and discount rates. Changes to these inputs could have a significant effect on fair value measurements.
Valuation and Amortization of MSRs
MSRs are an asset that represents the right to service a portfolio of mortgage loans. We originate MSRs from our lending activities and obtain MSRs through asset acquisitions or business combinations. For initial measurement, acquired and originated MSRs are initially measured at fair value. Subsequent to acquisition or origination, we account for MSRs using the amortization or fair value measurement method. For MSRs accounted for using the amortization measurement method, we assess servicing assets or liabilities for impairment or increased obligation based on fair value on a quarterly basis. We group our MSRs by stratum for impairment testing based on the predominant risk characteristics of the underlying mortgage loans. Our strata are defined as conventional loans (i.e. conforming to the underwriting standards of Fannie Mae or Freddie Mac), government-insured loans (insured by FHA or VA) and non-Agency loans (i.e. all private label primary and master serviced).
The determination of the fair value of MSRs requires management judgment due to the number of assumptions that underlie the valuation. We estimate the fair value of our MSRs by using a process that is based on the use of independent third-party valuation experts, and supported by commercially available discounted cash flow models and analysis of current market data to arrive at an estimate of fair value. The key assumptions used in the valuation of these MSRs include prepayment speeds, loan delinquency and discount rates.

The following table provides the range of key assumptions (expressed as a percentage of UPB) by stratum projected for the five-year period beginning December 31, 2014:

	Conventional	Government-Insured	Non-Agency
Prepayment speed	8.7% to 16.0%	10.3% to 16.7%	13.5% to 24.8%
Delinquency	8.5% to 8.9%	18.8% to 19.4%	30.3% to 35.1%
Discount rate	9.4%	9.6%	15.4%
Cost to service	$58 to $104	$79 to $141	$244 to $339
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

The following table provides information related to the sensitivity of our MSR fair value estimate to a 10% adverse change in key valuation inputs as of December 31, 2014:

	Conventional	Government-Insured	Non-Agency
Prepayment speed	$(113,866)	$(23,874)	$(25,601)
Delinquency	(13,155)	(12,859)	(66,591)
Discount rate	(49,477)	(7,357)	(20,930)
Cost to service	(29,901)	(7,505)	(112,044)
As disclosed in Note 1B — Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements, we have increased our estimate of net servicing income from our servicing portfolio and have accounted for the resulting change in MSR amortization as a change in accounting estimate. The effect of this change on 2014 was to reduce amortization expense by $89.9 million, increase Net income attributable to Ocwen common stockholders by $80.3 million and to increase both basic and diluted earnings per share by $0.61.
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
Other than for certain U.S. deferred tax assets, management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. As a result of this evaluation, we concluded that a valuation allowance of $19.4 million and $15.8 million was necessary at December 31, 2014 and 2013, respectively. In the event that we determine all or part of the net deferred tax assets are not realizable in the future, we will make an adjustment to the valuation allowance that will be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.
Goodwill
We test goodwill for impairment at least annually and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net carrying value. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. Factors that we consider in the qualitative assessment include general economic conditions, conditions of the industry and market in which we operate, regulatory developments, cost factors and our overall financial performance. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying value, a two-step quantitative test is required. Under the two-step impairment test, we evaluate the recoverability of goodwill by comparing the estimated fair value of each reporting unit with its estimated net carrying value (including goodwill). We derive the fair value of reporting units based on a combination of generally accepted valuation techniques that we believe market participants would use, including the income approach (discounted cash flow valuation methodology) and the market approach. If the net carrying value of the reporting unit exceeds its fair value, we then perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second, step we allocate the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill (implied fair value of goodwill). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess up to the carrying value of goodwill.
Our qualitative and quantitative goodwill impairment testing involves the use of estimates and the exercise of judgment on the part of management. From time to time, we may obtain assistance from third parties in our quantitative evaluation. The income approach, or discounted cash flow valuation methodology, uses projections of future cash flows and includes assumptions concerning future operating performance, risk-adjusted discount rates and economic conditions that may differ from actual future results achieved. In projecting our cash flows, we use projected growth rates or, where applicable, the projected prepayment rate. For the discount rate, we use a rate that reflects our weighted average cost of capital determined based on our industry and size risk premiums based on our market capitalization. The market approach measures the value of the company through an analysis of recent sales or offerings of comparable companies. Under the market approach, we utilize revenue and earnings multiples based on the market value of guideline publicly-traded companies in developing estimates of the fair value of the reporting unit. While determining the fair value of our reporting units is judgmental in nature, and requires the use of estimates and assumptions, estimates of fair value are reasonably available for the most significant assets and liabilities in our reporting units.
The following table provides information regarding the balance of goodwill by business acquisition and by segment as of December 31, 2014:

	Servicing	Lending	Total
HomEq	$12,810	$—	$12,810
Litton	57,430	—	57,430
Homeward	218,170	46,159	264,329
ResCap	82,669	—	82,669
Liberty	—	2,963	2,963
	371,079	49,122	420,201
Impairment loss	(371,079)	(49,122)	$(420,201)
Net balance	$—	$—	$—
We perform our annual impairment test of goodwill as of August 31st of each year. Based on our August 31, 2014 annual assessment, we determined that the goodwill allocated to each reporting unit was not impaired. During the fourth quarter of 2014, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis as of December 31, 2014. As a result of this analysis, we recorded an impairment charge of $420.2 million as disclosed in Note 12 — Goodwill. These indicators included significant declines in the market price of our common stock in reaction to the NY DFS settlement announced in December 2014, including the resignation of our Chairman, and the CA DBO settlement announced in January 2015 related to an administrative action dated October 3, 2014.
Ocwen, with the assistance of a third-party valuation firm, performed the first step of the impairment test and determined that the fair value of the reporting units, based on a combination of the income approach and the market approach, were lower than their respective carrying values. The failure of the first step of the two-step impairment test triggered the requirement to perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the carrying amount of the goodwill exceeded the implied fair value of the goodwill of the reporting units. As a result, we recorded a charge for the full impairment of goodwill in our Servicing and Lending segments as of December 31, 2014.
Indemnification Obligations
We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities, our acquisitions to the extent we assume one or more of these obligations, and in connection with our servicing practices. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. We monitor the adequacy of the overall liability and make adjustments, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with our counterparties.
Litigation
We monitor our litigation matters, including advice from external legal counsel, and regularly perform assessments of these matters for potential loss accrual and disclosure. We establish liabilities for settlements, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated.
RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
Listed below are recent accounting pronouncements that we adopted on January 1, 2015. Our adoption of these standards did not have a material impact on our Consolidated Financial Statements.

•	ASU 2014-01: Investments – Accounting for Investments in Qualified Affordable Housing Projects

•	ASU 2014-04: Receivables – Troubled Debt Restructurings by Creditors – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

•	ASU 2014-08: Presentation of Financial Statements and Property, Plant, and Equipment – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

•	ASU 2014-11: Transfers and Servicing – Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures

•	ASU 2014-12: Compensation – Stock Compensation – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

•	ASU 2014-14: Receivables – Troubled Debt Restructurings by Creditors – Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
In addition to the above recently issued accounting pronouncements, listed below are accounting pronouncements that we adopted in 2014. None of these pronouncements had a material effect on our Consolidated Financial Statements.

•	ASU 2013-04: Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date

•
ASU 2013-05: Foreign Currency Matters – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

•	ASU 2013-11: Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists

•	ASU 2014-17: Business Combinations - Pushdown Accounting
For additional information regarding the above pronouncements and other pronouncements which we have not yet adopted, see Note 1B — Basis of Presentation and Significant Accounting Policies.

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
Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our internal control over financial reporting as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that evaluation, our management concluded that, as of December 31, 2014, internal control over financial reporting is effective based on criteria established in Internal Control—Integrated Framework issued by the COSO.
The effectiveness of Ocwen’s internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.
Remediation of Material Weakness
We previously disclosed a material weakness in internal control over financial reporting related to ineffective controls regarding the use of an accounting convention in accounting for financing liabilities related to Rights to MSRs sold to NRZ. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We have corrected our accounting used in connection with the financing liability related to Rights to MSRs sold to NRZ and have implemented new controls related to the monitoring and oversight of valuations of Level 3 assets and liabilities and the level and timing of critical assumptions used in third-party valuations we use in our accounting processes and reporting. The material weakness is considered remediated as of December 31, 2014 as the applicable remedial controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
There was no information required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K that was not so reported.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the name, age and position of our directors and executive officers as April 30, 2015.

Name	Age	Position
Barry N. Wish	73	Chairman
Phyllis R. Caldwell	55	Director
Ronald M. Faris	52	Director, President and Chief Executive Officer
Ronald J. Korn	75	Director
William H. Lacy	70	Director
Robert A. Salcetti	59	Director
DeForest B. Soaries Jr.	63	Director
Michael R. Bourque, Jr.	37	Executive Vice President and Chief Financial Officer
John V. Britti	55	Executive Vice President and Chief Investment Officer
Richard L. Cooperstein	57	Vice President and Treasurer, Ocwen Mortgage Servicing, Inc.
Catherine M. Dondzila	52	Senior Vice President and Chief Accounting Officer
Timothy M. Hayes	59	Executive Vice President, General Counsel and Secretary
Arthur C. Walker, Jr.	44	Senior Vice President, Global Tax
Barry N. Wish. Mr. Wish has served as the Chairman of the Board of Directors since January 2015. He previously served as Chairman Emeritus of the Board of Directors of Ocwen from September 1996 to January 2015, and as Chairman of the Board of Directors of Ocwen from January 1988 to September 1996. From 1983 to 1995, he served as a Managing General Partner of The Oxford Financial Group. From 1979 to 1983, he was a Managing General Partner of Walsh, Greenwood, Wish & Co., a member firm of the New York Stock Exchange. Prior to founding that firm, Mr. Wish was a Vice President and shareholder of Kidder, Peabody & Co., Inc. He holds a Bachelor of Science in Political Science and Doctorate degree from Bowdoin College.
Having served as Managing General Partner of The Oxford Financial Group, Ocwen’s predecessor, previously serving as Chairman of the Board of Directors for Ocwen and with his deep and long-standing institutional knowledge of the Company’s history and operations, Mr. Wish provides leadership direction and critical guidance on strategic goals to the Board of Directors. As determined by our Board of Directors, Mr. Wish is financially literate and qualifies as an audit committee financial expert as that term is defined in the Securities and Exchange Commission rules implementing requirements of the Sarbanes-Oxley Act of 2002.
Phyllis R. Caldwell. Ms. Caldwell has served as a Director of Ocwen since January 2015. Ms. Caldwell is a self-employed finance and economic development adviser. Previously, Ms. Caldwell was Chief, Homeownership Preservation Office at the U.S. Department of the Treasury, responsible for oversight of the U.S. housing market stabilization, economic recovery and foreclosure prevention initiatives established through the Troubled Asset Relief Program, from November 2009 to December 2011. From December 2007 to November 2009, Ms. Caldwell was the President and Chief Executive Officer of the Washington Area Women's Foundation. Prior to such time, Ms. Caldwell held various leadership roles during her eleven years at Bank of America until her retirement from Bank of America in 2007, serving most recently as President of Community Development Banking. Since January 2014, Ms. Caldwell has served as an independent director of both American Capital Senior Floating, Ltd. (NASDAQ: ACSF) and City First Bank of DC. Ms. Caldwell has also served on the boards of numerous non-profit organizations engaged in housing and community development finance. Ms. Caldwell received her Master of Business Administration from the Robert H. Smith School of Business at the University of Maryland, College Park and holds a Bachelor of Arts in Sociology, also from the University of Maryland.
Ms. Caldwell was selected to serve as a member of our Board of Directors due to her extensive experience in the housing and financial services industries, both in the private sector and as a senior government official, and her experience as a board member of another public company in the financial services industry.
Ronald M. Faris. Mr. Faris has served as a Director of Ocwen since May 2003, as the President of Ocwen since March 2001 and as Chief Executive Officer since October 2010. Mr. Faris served as Executive Vice President of Ocwen from May 1998 to

March 2001, as Senior Vice President from May 1997 to May 1998 and as Vice President and Chief Accounting Officer of Ocwen from June 1995 to May 1997. From March 1991 to July 1994, he served as Controller for a subsidiary of Ocwen. From 1986 to 1991, Mr. Faris was a Vice President with Kidder, Peabody & Co., Inc. and from 1984 to 1986 worked in the General Audit Department of PricewaterhouseCoopers LLP. He holds a Bachelor of Science in Accounting from The Pennsylvania State University.
With over 20 years of experience and through various roles within Ocwen, particularly over the past 13 years serving as President of the Company and more recently as our Chief Executive Officer, Mr. Faris has acquired an intimate knowledge of our business and plays an active role in the day-to-day management of our operations. Mr. Faris is uniquely well positioned to provide our Board of Directors critical insight into company-specific issues.
Ronald J. Korn. Mr. Korn has served as a Director of Ocwen since May 2003. Mr. Korn is currently the President of Ronald Korn Consulting, which provides business and marketing services to a limited number of clients. Mr. Korn has been Director and Chairman of the Audit Committee of PetMed Express, Inc. since 2002. He has also served as a Director and Chairman of the Audit Committee of comScore, Inc. since October 2005. He was a partner and employee of KPMG, LLP from 1961 to 1991, where his client responsibilities included a number of large financial institutions and various public corporations. He was admitted as a Certified Public Accountant in New York, Michigan and Florida, with licenses currently inactive. He was also admitted to the New York Bar in 1966, but has never practiced law. Mr. Korn holds a Bachelor of Science in Economics from the University of Pennsylvania, Wharton School and a Juris Doctorate degree from New York University Law School.
Chosen for his diverse background and experience, Mr. Korn brings valuable insight to our Board of Directors from an audit and accounting perspective. As determined by our Board of Directors, Mr. Korn is financially literate and qualifies as an audit committee financial expert as that term is defined in the Securities and Exchange Commission rules implementing requirements of the Sarbanes-Oxley Act of 2002. Additionally, Mr. Korn’s prior experience with other large financial institutions and public corporations provide him with a wealth of knowledge on matters that are pertinent to our ongoing activities.
William H. Lacy. Mr. Lacy has served as a Director of Ocwen since May 2002. Mr. Lacy was formerly Chairman of Mortgage Guaranty Insurance Corporation and Chairman and Chief Executive Officer of MGIC Investment Corporation, Milwaukee, Wisconsin, from 1971 to 1999. Both corporations are providers of private mortgage guaranty insurance and other mortgage-related services. Mr. Lacy is also a director of Johnson Controls, Inc., serves as a member of its Finance Committee, is a member of its Compensation Committee and is its lead director. Within the past five years, Mr. Lacy also served on the board of ACA Capital Holdings, Inc. Mr. Lacy holds a Bachelor of Arts from the School of Business at the University of Wisconsin.
Mr. Lacy was selected to serve as a member of our Board of Directors due to his expertise in the financial services industry and experience as a Chairman and Chief Executive Officer of another public company serving the mortgage industry. Mr. Lacy brings a unique perspective as a leader facing economic, social and corporate governance issues in a similar context as our Company.
Robert A. Salcetti. Mr. Salcetti has served as a Director of Ocwen since January 2011. Mr. Salcetti previously served as a Managing Director at JPMorgan Chase from 1996 to 2008. Prior to his tenure at JPMorgan Chase, Mr. Salcetti held the position of Managing Director at Chase Manhattan Bank and Senior Vice President of TCB/Chemical Bank and its predecessor, Texas Commercial Bank. Mr. Salcetti earned a degree of Bachelor of Science in Business Administration from Carlow College in Pittsburgh, Pennsylvania. Mr. Salcetti has served on the Board of Directors of Cherry Hill Mortgage Investment Corporation since October 2013 and is a member of the audit, compensation and nomination/governance committees. Mr. Salcetti has also served on the Board of Directors of Dynex Capital Inc. since December 2013 and serves on the audit committee and the compensation committee.
Mr. Salcetti brings to Ocwen’s Board of Directors over 35 years of experience in the financial services and mortgage industry sectors. With his extensive experience, which includes leading operations that designed, provided and managed credit facilities for loan warehousing financing, advances and mortgage servicing rights financing, Mr. Salcetti is able to offer guidance to the Board of Directors from both an operational and strategic perspective. As determined by our Board of Directors, Mr. Salcetti is financially literate and qualifies as an audit committee financial expert as that term is defined in the Securities and Exchange Commission rules implementing requirements of the Sarbanes-Oxley Act of 2002.
DeForest B. Soaries Jr. Dr. Soaries has served as a Director of Ocwen since January 2015. Dr. Soaries has served as Senior Pastor of First Baptist Church of Lincoln Gardens since 1990. He formerly served as New Jersey Secretary of State from 1999 to 2002 and as Chairman of the United States Election Assistance Commission from 2004 to 2005. Dr. Soaries was a director of New Era Bank from 1996 to 1998. He currently serves as an independent director at Independence Realty Trust, a position he has held since February 2011 and is chairman of the compensation committee. Dr. Soaries has also served as an independent director of the Federal Home Loan Bank of New York since January 2009, where he is vice chairman of the compensation and human resources committee and also serves as a member of the technology committee and the housing committee. Dr. Soaries earned a Bachelor of Arts degree at Fordham University, Master of Divinity degree at Princeton Theological Seminary and Doctor of Ministry degree at United Theological Seminary.
Dr. Soaries was selected to serve as a member of our Board of Directors due to his experience in the financial services industry, including as a board member of a public financial services company. Dr. Soaries brings a unique perspective as a religious and community leader focused on the issues facing struggling borrowers and communities.
Michael R. Bourque Jr. Mr. Bourque has served as Executive Vice President and Chief Financial Officer since June 2014. Prior to joining Ocwen, Mr. Bourque spent fifteen years in various financial leadership positions in the General Electric Company, spanning both GE's industrial businesses as well as GE Capital. Most recently, from 2013 to April 2014, Mr. Bourque served as Chief Financial Officer for GE Distributed Power, a business within GE Power & Water. Prior to that, he served in other Chief Financial Officer, financial planning and analysis and internal audit roles at General Electric. Mr. Bourque holds a Bachelor of Arts in Mathematics from the College of the Holy Cross in Worcester, Massachusetts, and a Master’s in Business Administration from the Wharton School at the University of Pennsylvania, in Philadelphia, Pennsylvania.
John V. Britti. Mr. Britti has served as Executive Vice President and Chief Investment Officer since June 2015. He previously served as Executive Vice President and Chief Financial Officer of Ocwen from March 2012 to June 2015 and Executive Vice President of Ocwen responsible for Finance and Business Development from January 2011 to March 2012. Prior to joining Ocwen, Mr. Britti was Chief Operating Officer for mortgage insurer RMIC from 2005 to 2011. Mr. Britti held two positions at Freddie Mac as a Vice President running Field Sales and Pricing & Structured Transactions. Mr. Britti has also been a Vice President at Capital One running Thrift and Mortgage Operations. After business school, Mr. Britti worked at McKinsey & Company in their financial services industry group. He holds a Bachelor of Arts in Economics from the University of Maryland and a Masters of Business Administration from Dartmouth’s Amos Tuck School.
Richard L. Cooperstein. Mr. Cooperstein has served as Vice President and Treasurer of OMS, a subsidiary of Ocwen, since June 2014. He previously served as Chief Financial Officer of OMS from October 2013 to June 2014 and Vice President of Pricing Analytics of Ocwen from August 2013 to October 2013. He most recently held positions at Gleacher Financial from October 2012 to August 2013, RangeMark Analytics from January 2012 to October 2012, Cooperstein Analytics from January 2011 to January 2012 and Ranieri Partners from January 2010 to January 2011 where he ran fixed-income analytics. Prior to this, Mr. Cooperstein founded Cooperstein Analytics after running HSBC’s US Mortgage Analytics. Previously, at RMIC and Freddie Mac, he built mortgage models and ran Structured Transactions. He began his career as Senior Economist at the Office of Management and Budget where he applied option pricing theory to value the financial guarantees of the Federal Government and was one of the architects of Credit Reform. Mr. Cooperstein is a published author on option pricing theory and valuing credit risk; he holds a Ph.D. in Economics from the University of Maryland.
Catherine M. Dondzila. Ms. Dondzila has served as Senior Vice President and Chief Accounting Officer of Ocwen since December 2013 and was Acting Chief Accounting Officer from March 2013 to December 2013. Ms. Dondzila previously served as Chief Accounting Officer for ResCap, a mortgage originator and servicer and wholly-owned subsidiary of Ally Financial Inc. from 2007 until Ocwen’s acquisition of the ResCap portfolio in February 2013. Ms. Dondzila served as the Senior Vice President, Business Unit Controller at Freddie Mac from 2004 to 2006 and served in various roles for Bear Stearns & Co. from 1992 to 2004, ultimately serving as Senior Managing Director, Fixed Income Sales & Trading Business Area Controller from 2001 to 2004. Ms. Dondzila began her career at Deloitte & Touche LLP within the audit division, where she worked from 1984 to 1991. Ms. Dondzila holds a Bachelor of Science, Business Administration with concentrations in Accounting and Finance from Washington University, St. Louis.
Timothy M. Hayes. Mr. Hayes has served as Executive Vice President, General Counsel and Secretary of Ocwen since April 2013. From June 2012 to April 2013, Mr. Hayes served as Chief of Staff to the Chief Executive Officer of Homeward, which became a subsidiary of Ocwen on December 27, 2012. From January 2010 to November 2011, Mr. Hayes was Executive Vice President and General Counsel of the Financial Services Division of American International Group, Inc. (AIG), and from July 2009 through January 2010 was General Counsel of American General Financial Services, Inc., a subsidiary of AIG. Mr. Hayes had previously served as Executive Vice President and General Counsel of Citi Residential Lending, Inc., and predecessor companies from 2005 through 2008. Mr. Hayes had previously served in other legal roles in the financial services industry. Mr. Hayes holds a Bachelor of Arts degree from the College of the Holy Cross and a JD /MBA from Southern Methodist University, and is a member of the State Bar of Texas.
Arthur C. Walker, Jr. Mr. Walker serves as our Senior Vice President, Global Tax and has been with Ocwen since August 2013. In that capacity, he leads all the tax department functions for Ocwen. Mr. Walker has over 19 years of tax experience advising public companies on domestic and international tax matters. Prior to joining Ocwen, Mr. Walker was a tax partner with the law firm of Mayer Brown LLP and had been with Mayer Brown for 14 years. Mr. Walker has advised companies in many different industries throughout his career including technology, software, service provider, pharmaceutical, financial services, transportation, healthcare, and manufacturing. His tax practice experience has included planning, intercompany transfer pricing, structuring / restructuring of business operations, offshore intangibles, contract manufacturing, cross-border financing, mergers and acquisitions, legislation, private letter rulings, examinations and administrative appeals. Mr. Walker holds a Bachelor of Science in Business Administration degree from Georgetown University’s McDonough School of Business and a J.D. and LL.M in Taxation from Georgetown University Law Center.
CORPORATE GOVERNANCE
Board, Committee and Annual Meeting Attendance
The Board of Directors plays an active role in overseeing management and representing the interests of the shareholders. To fulfill this role, directors are expected to attend all Board meetings, the meetings of the committees on which they serve and the Annual Meeting of Shareholders. Directors are also consulted for advice and counsel between formal meetings.
Our Board of Directors held seventeen meetings and acted by unanimous written consent one time in 2014. Each incumbent director attended at least 75% of the aggregate of these meetings and all meetings held by all committees of our Board of Directors on which he or she served during 2014. Our 2014 Annual Meeting of Shareholders was attended by all directors in office on the date thereof.
Board Leadership Structure
Our Board of Directors does not believe that it is in the best interests of the Company and our shareholders to mandate the separation of the offices of Chairman of the Board of Directors and Chief Executive Officer. Rather, our Board of Directors retains the discretion to make determinations on this matter from time to time as may be in the best interests of the Company and our shareholders. The Board of Directors currently believes that separating the positions of Chief Executive Officer and Chairman is the best structure to fit the Company’s needs. As our President and Chief Executive Officer, Mr. Faris is responsible for our day-to-day operations and for formulating and executing our long-term strategies in collaboration with the Board of Directors. As Chairman of the Board, Mr. Wish leads the Board of Directors and oversees Board meetings and the delivery of information necessary for the Board’s informed decision-making.
Committees of the Board of Directors
Our Board of Directors has established the following standing committees: an Executive Committee, an Audit Committee, a Compensation Committee, a Compliance Committee, an Independent Review Committee and a Nomination/Governance Committee. A brief description of these committees is provided below.
Audit Committee. The Audit Committee of our Board of Directors oversees the relationship with our independent registered public accounting firm, reviews and advises our Board of Directors with respect to matters involving accounting, auditing, financial reporting and internal control, among other things. Audit Committee oversight also includes the evaluation of significant matters relating to the financial reporting process and our system of internal accounting controls. Additionally, the Audit Committee reviews the scope and results of the annual audit conducted by the independent registered public accounting firm.
The current members of the Audit Committee are Messrs. Korn (Chairman), Salcetti and Wish. Each member of our Audit Committee (i) is independent as independence for audit committee members is defined in the listing standards of the New York Stock Exchange and applicable rules of the Securities and Exchange Commission, (ii) is financially literate, (iii) possesses accounting or related financial management expertise within the meaning of the listing standards of the New York Stock Exchange and (iv) qualifies as an audit committee financial expert, as such term is defined in the applicable rules of the Securities and Exchange Commission.
Our Audit Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.ocwen.com. The Audit Committee generally reviews its charter annually and, when necessary, recommends amendments to the Board of Directors for approval. This Committee met fourteen times in 2014.
Compensation Committee. The Compensation Committee of our Board of Directors oversees our compensation and employee benefit plans and practices. Our Compensation Committee also evaluates and makes recommendations to our Board of Directors for human resource and compensation matters relating to our executive officers. The Compensation Committee reviews with the Chairman and subsequently approves all executive compensation plans, any executive severance or termination arrangements and any equity compensation plans that are not subject to shareholder approval. The Compensation Committee also reviews and approves corporate goals and objectives relevant to the compensation of our executive officers, including the President and Chief Executive Officer (and, during 2014, the former Executive Chairman), evaluates our executive officers’ performance in light of those goals and objectives and approves our executive officers’ compensation based on their evaluations. The Compensation Committee is also empowered to review our other compensation plans including the goals and objectives thereof and to recommend changes to these plans to our Board of Directors as well as to administer grants under the 2007 Equity Incentive Plan. The Compensation Committee has the authority to, at the Company’s expense, retain compensation consultants, independent counsel or other advisers as it deems necessary in connection with its responsibilities.

The Compensation Committee may request that any of our Directors, officers or employees, or other persons attend its meetings to provide advice, counsel or pertinent information as the Committee requests. The Compensation Committee may form and delegate authority to subcommittees when it deems it to be appropriate. The role of the Compensation Committee and our processes and procedures for the consideration and determination of executive and director compensation are described in more detail below under “Board of Directors Compensation” and “Compensation Discussion and Analysis,” respectively.
The current members of the Compensation Committee are Messrs. Lacy (Chairman), Korn and Soaries. Each of these directors is independent as independence for compensation committee members is defined in the listing standards of the New York Stock Exchange. In addition, each member of the Compensation Committee also qualifies as a “non-employee” director as defined in Rule 16b-3 of the Securities and Exchange Commission and as an “outside” director within the meaning of Section 162(m) of the Internal Revenue Code.
Our Compensation Committee operates under a written charter approved by our Board of Directors a copy of which is available on our website at www.ocwen.com. The Compensation Committee generally reviews its charter annually and, when necessary, recommends amendments to the Board of Directors for approval. This Committee met eight times in 2014.
Compensation Committee Interlocks and Insider Participation. Messrs. Lacy, Korn, Ross and Salcetti served as members of the Compensation Committee during 2014. Mr. Salcetti replaced Mr. Ross when he resigned from our Board of Directors in November 2014. None of such members was, at any time during the 2014 fiscal year or at any previous time, an officer or employee of the Company. None of our executive officers has served on the Board of Directors or Compensation Committee of any other entity that has or had one or more executive officers who served as a member of our Board of Directors or our Compensation Committee during the 2014 fiscal year. Other than Mr. Ross, no member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of Securities and Exchange Commission Regulation S-K. See “Business Relationships and Related Party Transactions.”
Compliance Committee. The Compliance Committee of our Board of Directors provides assistance to the Board of Directors with (i) establishment and oversight of our compliance function, including our compliance management system, and (ii) oversight of our compliance with applicable laws, rules and regulations governing its consumer-oriented businesses, including Federal consumer financial laws and applicable state laws.
The Compliance Committee was established in March 2013. The current members of the Compliance Committee are Messrs. Salcetti (Chairman) and Soaries, and Ms. Caldwell, all of whom are independent directors as defined in the listing standards of the New York Stock Exchange. Our Compliance Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our web site at www.ocwen.com. The Compliance Committee generally reviews its charter annually and, when necessary, recommends amendments to the Board of Directors for approval.
Independent Review Committee. The Independent Review Committee of our Board of Directors provides assistance to the Board of Directors with the review, approval and oversight of related party transactions pursuant to our Related Party Transaction Approval Policy.
The Independent Review Committee was established in February 2015. The current members of the Independent Review Committee are Ms. Caldwell (Chair), and Messrs. Salcetti and Soaries, all of whom are independent directors as defined in the listing standards of the New York Stock Exchange. Our Independent Review Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our web site at www.ocwen.com. The Independent Review Committee generally reviews its charter annually and, when necessary, recommends amendments to the Board of Directors for approval.
Nomination/Governance Committee. The Nomination/Governance Committee of our Board of Directors makes recommendations to our Board of Directors of candidates to serve as Directors and Committee members for our Board of Directors, advises our Board of Directors with respect to Director composition, procedures and Committees, develops and presents our Board of Directors with a set of corporate governance principles and oversees the evaluation of our Board of Directors and our management.
The current members of the Nomination/Governance Committee are Messrs. Wish (Chairman) and Lacy, and Ms. Caldwell. Each member of our Nomination/Governance Committee is independent as defined in the listing standards of the New York Stock Exchange.
Our Nomination/Governance Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our web site at www.ocwen.com. The Nomination/Governance Committee generally reviews its charter annually and, when necessary, recommends amendments to the Board of Directors for approval. This Committee met four times during 2014.

Special Litigation Committee. The Special Litigation Committee was created by a vote of the independent members of the Board to evaluate a number of shareholder demand letters and has been vested with the authority to determine a course of action regarding those demands.
The current members of the Special Litigation Committee are Messrs. Lacy and Soaries and Ms. Caldwell. Each member of our Special Litigation Committee is independent as defined in the listing standards of the New York Stock Exchange.
Executive Committee. Our Executive Committee is generally responsible to act on behalf of our Board of Directors during the intervals between meetings of our Board of Directors. The current members of the Executive Committee are Messrs. Wish (Chairman) and Faris, and Ms. Caldwell.
Director Nomination Process
The Nomination/Governance Committee regularly assesses the appropriate size of the Board of Directors and whether any vacancies on the Board of Directors are anticipated. Various potential candidates for Director are then identified. Candidates may come to the attention of the Nomination/Governance Committee through current Board of Directors members, professional search firms, shareholders or industry sources.
It is the policy of our Nomination/Governance Committee to consider candidates for Director recommended by you, our shareholders, but the Nomination/Governance Committee has no obligation to recommend such candidates. In evaluating all nominees for Director, our Nomination/Governance Committee takes into account the applicable requirements for Directors under the Securities Exchange Act of 1934, as amended, and the listing standards of the New York Stock Exchange. In addition, our Nomination/Governance Committee takes into account our best interests, as well as such factors as experience, knowledge, skills, expertise, integrity, diversity, ability to make independent analytical inquiries, understanding of the Company’s business environment and willingness and ability to devote adequate time and effort to Board responsibilities and the interplay of the candidate’s experience with the background of other members of our Board of Directors. We generally require that directors who have attained the age of 78 will not be nominated, although this requirement may be waived in particular cases in the discretion of the Board of Directors. We also consider the number of other boards on which a nominee sits, but we do not have a policy limiting the number of other public company boards upon which a Director may sit because we believe that an arbitrary limit could deprive our Board of Directors of valuable candidates whose contributions would enhance our Board of Directors and benefit the Company and our shareholders. Instead, our Nomination/Governance Committee evaluates all of the factors outlined above, including willingness and ability to devote adequate time and effort to Board responsibilities, and recommends candidates that it believes will enhance our Board of Directors and benefit the Company and our shareholders. A copy of our corporate governance guidelines is available on our web site at www.ocwen.com.
Pursuant to the Company’s Diversity Policy, the Nomination/Governance Committee considers diversity when it recommends Director nominees to the Board of Directors viewing diversity in an expansive way to include differences in prior work experience, viewpoint, education and skill set. In particular, the Nomination/Governance Committee considers diversity in professional experience, skills, expertise, training, broad-based business knowledge and understanding of the Company’s business environment when recommending Director nominees to the Board of Directors with the objective of achieving a Board with diverse business and educational backgrounds. Board members should have individual backgrounds that, when combined, provide a portfolio of experience and knowledge that will serve the Company’s governance and strategic needs. The Nomination/Governance Committee reviews the skills and attributes of Board members within the context of the current make-up of the full Board of Directors from time to time as appropriate. The Nomination/Governance Committee does not discriminate against candidates for the Board of Directors based on race, color, religion, sex, sexual orientation or national origin.
In evaluating a particular candidate, the Nomination/Governance Committee will consider factors other than the candidate’s qualifications including the current composition of the Board of Directors, the balance of management and independent Directors, the need for Audit Committee and other expertise and the evaluations of other prospective nominees. In connection with this evaluation, the Nomination/Governance Committee determines whether to interview the prospective nominee, and if warranted, one or more members of the Nomination/Governance Committee, and others as appropriate, interview prospective nominees. After completing this evaluation and interview, the Nomination/Governance Committee makes a recommendation to the full Board of Directors as to the persons who should be nominated by the Board of Directors. The Board of Directors determines the nominees after considering the recommendation and report of the Nomination/Governance Committee. Should you recommend a candidate for Director, our Nomination/Governance Committee would evaluate such candidate in the same manner that it evaluates any other nominee. To date, no shareholder or group of shareholders owning more than 5% of our common stock has put forth any Director nominees.
If you wish to recommend persons for consideration by our Nomination/Governance Committee as nominees for election to our Board of Directors, you can do so by writing to our Secretary at Ocwen Financial Corporation, 1661 Worthington Road, Suite 100, West Palm Beach, Florida 33409. You should provide each proposed nominee’s name, biographical data and qualifications, as well as a detailed explanation as to why such proposed nominee should be a director. Your recommendation should also include a written statement from the proposed nominee consenting to be named as a nominee and, if nominated and elected, to serve as a Director. Shareholders who desire to recommend director candidates for consideration by our Board of Directors in connection with the next annual meeting of shareholders should submit their written recommendation no later than January 1 of the year of that meeting.
Corporate Governance Guidelines
The Corporate Governance Guidelines adopted by our Board of Directors provide guidelines for us and our Board of Directors to help ensure effective corporate governance. The Corporate Governance Guidelines cover topics such as director qualifications, Board of Directors and committee composition, director responsibilities, director access to management and independent advisors, director compensation, director orientation and continuing education, management succession and annual performance appraisal of the Board of Directors.
Our Corporate Governance Guidelines are available on our web site at www.ocwen.com. Our Nomination/Governance Committee reviews our Corporate Governance Guidelines annually and, when necessary, recommends amendments to the Board of Directors for approval.
Executive Sessions of Non-Management Directors
Our non-management directors met in executive session without management seven times in 2014.
Communications with Directors
If you desire to communicate with our Board of Directors or any individual director regarding Ocwen, you may do so by mail addressed to our Secretary at Ocwen Financial Corporation, 1661 Worthington Road, Suite 100, West Palm Beach, Florida 33409. You may communicate anonymously or confidentially and may also indicate whether you are a shareholder, customer, supplier, or other interested party.
Communications received in writing are distributed to our Board of Directors or to individual directors, as the General Counsel and Secretary deems appropriate, depending on the facts and circumstances outlined in the communication received. In that regard, the Board of Directors has requested that certain items that are unrelated to the duties and responsibilities of the Board of Directors should be excluded, such as:

•	Service or product complaints

•	Service or product inquiries

•	New Service or product suggestions

•	Resumes and other forms of job inquiries

•	Surveys

•	Business solicitations or advertisements
In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded, with the provision that any communication that is filtered out must be made available to any non-management director upon request.
You may also communicate online with our Board of Directors as a group at http://shareholders.ocwen.com/contactBoard.cfm.
Shareholders and other interested parties may communicate directly with the Audit Committee and the non-management directors of the Board of Directors by calling our hotline, which is administered by a third party, at 1-800-884-0953. The Chair of the Audit Committee has been designated to receive such communications.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees as required by the New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Any waivers from either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers must be approved by our Board of Directors or a Board Committee and must be promptly disclosed to you. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers are available on our web site at www.ocwen.com. Any amendments to the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, as well as any waivers that are required to be disclosed under the rules of the Securities and Exchange Commission or the New York Stock Exchange, will be posted on our website.
Risk Management and Oversight Process
Our Board of Directors and each of its Committees are actively involved in overseeing risk associated with the Company. The Board of Directors and the Audit Committee monitor the Company’s financial risks through regular oversight of the Company’s financial activities with management and internal and external auditors. In its periodic meetings with the internal auditors and the independent accountants, the Audit Committee discusses and approves the annual audit plan and includes management in its review of accounting and financial controls, assessment of business risks and legal and ethical compliance programs. The Board of Directors and the Nomination/Governance Committee monitor the Company’s governance and succession risk by regular review with management. The Board of Directors and the Compensation Committee monitor the Company’s compensation policies and related risks by regular reviews with management. The Board of Directors and the Compliance Committee monitor the Company’s regulatory compliance, operational risks and other related risks by regular reviews with management. The Independent Review Committee reviews and approves related party transactions. The Chief Risk Officer provides a quarterly report to the Board of Directors addressing key risk issues. The Chief Risk Officer also presents the Risk Appetite report setting forth risk and performance metrics along with information necessary to allow the Board of Directors to determine whether risks are within acceptable levels. If the Board of Directors determines that any risk metric is not within acceptable levels, it will request an action plan to be provided by management. The Board of Directors’ role in risk oversight is consistent with the Company’s leadership structure with the President and Chief Executive Officer and other members of senior management, including our Chief Risk Officer and our Chief Compliance Officer, having responsibility for assessing and managing the Company’s risk exposure, and the Board of Directors and its Committees providing oversight in connection with these efforts.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.
Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, we believe that all filing requirements applicable to our officers and directors and 10% beneficial owners were complied with during the 2014 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION
BOARD OF DIRECTORS COMPENSATION-2014
The following table discloses compensation received for fiscal year 2014 by each member of our Board of Directors who was not employed by us or one of our subsidiaries and who served as a director during fiscal year 2014 (our “non-management directors”).

Name	Fees Earned Or Paid in Cash $	Stock Awards(1)(2)(3) $	Total $
Ronald J. Korn	73,530	60,000	133,530
William H. Lacy	68,530	60,000	128,530
Wilbur L. Ross, Jr. (4)	49,002	60,000	109,002
Robert A. Salcetti	79,952	60,000	139,952
Barry N. Wish	79,952	60,000	139,952

(1)
Amounts reported for stock awards represent the aggregate grant date fair value of awards granted during fiscal 2014 under the 1996 Stock Plan for Directors, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. We based the grant date fair value of stock awards on the average of the high and low sales prices of our common stock on the New York Stock Exchange on the date of grant of the awards.

(2)
On May 14, 2014, the directors received the following equity awards, each having a grant date fair value of $60,000, for their service for the 2014-2015 term: Messrs. Korn, Lacy, Ross, Salcetti, and Wish each received 1,794 restricted shares of common stock. In addition, Ms. Caldwell and Dr. Soaries, who were each appointed as members of our Board of Directors on January 20, 2015, received 2,373 restricted shares of common stock and 2,373 restricted share units respectively, on May 8, 2015, for their service effective from their date of appointment through the unexpired portion of the 2014-2015 term. Dr. Soaries received restricted share units as a result of his election to defer receipt of his equity compensation pursuant to the Deferral Plan for Directors discussed below.

(3)
The aggregate number of stock awards outstanding for each of our non-management directors at December 31, 2014 was as follows: (a) Mr. Korn held 1,794 unvested restricted shares of our common stock; (b) Mr. Lacy held 1,794 unvested restricted shares of our common stock and 28,254 restricted share units (as a result of Mr. Lacy’s deferral of equity awards pursuant to the Deferral Plan for Directors discussed below); (c) Mr. Ross held 1,794 unvested shares of our common stock; (d) Mr. Salcetti held 1,794 unvested shares of our common stock; and (e) Mr. Wish held 1,794 unvested shares of our common stock. Our non-management directors have no shares subject to option awards outstanding as of December 31, 2014.

(4)
Mr. Ross resigned from our Board of Directors effective November 20, 2014 as a result of his election as Vice Chairman of Bank of Cyprus and the requirements of certain European regulations which limit directorships of bank officers.

Standard Compensation Arrangements for Non-Management Directors
The Compensation Committee has the responsibility for recommending to the Board of Directors the form and amount of compensation for directors. Our management directors do not receive an annual retainer or any other compensation for their service on the Board of Directors. Effective as of June 2014, non-management directors receive the following compensation for their services on the Board of Directors.
Cash Compensation
Effective as of June 6, 2014, and with respect to the Special Litigation Committee, as of the date of its creation, we provide the following annual cash compensation to our non-management directors in quarterly installments:

•	a retainer of $60,000;

•	an additional $20,000 to the Audit Committee and Special Litigation Committee Chairs;

•	an additional $15,000 to all Committee Chairs (other than the Audit Committee and Special Litigation Committee Chairs); and

•	an additional $12,500 to all Audit Committee and Special Litigation Committee members (other than the Chairs).
Equity Compensation
We provide our non-management directors an annual award of restricted shares of common stock for their service on our Board of Directors from the date of their election to the date of our next annual meeting of shareholders, pursuant to our 1996 Stock Plan for Directors. The restricted shares are granted automatically each year following the annual meeting of shareholders to each non-management director who is elected to the Board of Directors. In June 2014, our Compensation Committee approved, and our Board of Directors ratified, the grant date value of the annual equity compensation for non-management directors at $80,000, effective as of the date of the meeting of the Board of Directors following the Company’s 2015 annual meeting. The number of shares of common stock to be awarded is determined based on the average of the high and low prices of a share of common stock as reported on the New York Stock Exchange on the date of grant.
A non-management directors’ right to ownership in shares of restricted stock granted under the 1996 Stock Plan for Directors vests on the first day of the month immediately following the expiration of the restriction period (which begins on the grant date and continues through the last day of the grant year) for such shares if the director has attended an aggregate of at least 75 percent of all meetings of the Board of Directors and committees of which the director is a member during such period. In the event that the director has attended less than an aggregate of at least 75 percent of all such meetings, such director’s right to ownership will vest on a pro rata basis according to the director’s actual attendance percentage, with the remaining shares forfeited. Shares of restricted stock are not transferable and subject to forfeiture during the restriction period and subject to a mandatory holding period thereafter, subject in each case to certain exceptions.
Deferral Plan for Directors
The Deferral Plan for Directors provides non-management directors with the opportunity to defer the receipt of all or a portion of their equity compensation earned for their service as directors. The plan is administered by the Compensation Committee. Before the end of each calendar year, the non-management directors make an election to receive either all or a portion of the equity portion of their annual compensation for the following grant year in restricted stock or a credit to their deferral account for the number of share units equal to the number of shares of restricted stock granted to but not received by such director. Directors electing to defer receipt of equity will become vested in the share units and will receive dividend equivalents to the same extent as they would if the original award of restricted stock had not been deferred.
Each director electing deferral must specify the payment date at the time of election for any share units credited as a result of that election as either (i) the six-month anniversary of the director’s termination date or (ii) any other date elected by the director which is at least two years after the last day of the year of service for which the compensation was awarded. At least 30 days prior to payment of deferred compensation, a director shall elect to receive such payment in the form of either (i) cash in an amount equal to the fair market value of the number of whole and fractional share units credited to the deferral account or (ii) whole shares of common stock equal to the number of whole share units credited to the deferral account with fractional share units to be paid in cash.
Other Compensation Matters
Director compensation may be prorated for a director serving less than a full one-year term such as in the case of a director joining the Board of Directors after an annual meeting of shareholders. Directors are reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board of Directors and its committees. Director compensation is subject to review and adjustment by the Compensation Committee from time to time.
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Introduction, Philosophy and Objectives
We believe an effective executive compensation program is one that aligns the interests of executives and shareholders by rewarding performance that achieves or exceeds specific financial targets and strategic goals designed to improve shareholder value. In addition, executive compensation should promote individual service longevity through long-term incentive opportunities that reward consistent high-level financial performance. The Compensation Committee evaluates both performance and compensation annually to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive.
This Compensation Discussion and Analysis provides information regarding the following:

•
compensation for our Chief Executive Officer, compensation for each of the two individuals who served as our Chief Financial Officer during 2014 and compensation for the three other most highly compensated executive officers who were serving as executive officers at the end of 2014 (our “named executive officers”);

•	overall objectives of our compensation program and what it is designed to reward;

•	each element of compensation that we provide;

•	reasons for the compensation decisions we have made regarding these individuals;

•	determinations of the amount for each element of compensation;

•	how each compensation element and our decisions regarding that element fit into our overall compensation objectives and affect decisions regarding other elements; and

•	our consideration of the results of the most recent shareholder advisory vote on executive compensation.
Our named executive officers for 2014 are as follows:

Name	Position
Ronald M. Faris	President and Chief Executive Officer
Michael R. Bourque, Jr.(1)	Executive Vice President and Chief Financial Officer
John V. Britti(2)	Executive Vice President and Chief Investment Officer
Timothy M. Hayes	Executive Vice President, General Counsel and Secretary
Arthur C. Walker, Jr.	Senior Vice President, Global Tax
William C. Erbey(3)	Former Executive Chairman

(1)	Mr. Bourque was appointed as Executive Vice President and Chief Financial Officer effective June 2, 2014.

(2)	Mr. Britti, our former Executive Vice President and Chief Financial Officer, was appointed as Executive Vice President and Chief Investment Officer effective June 2, 2014.

(3)	Mr. Erbey retired from Ocwen effective as of January 16, 2015.
Role of Executive Officers in Compensation Decisions
Certain executives including the President and Chief Executive Officer and the former Executive Chairman, until his retirement in January 2015, are involved in the recommendation of certain compensation arrangements for approval by the Compensation Committee. These executives annually review the performance of each executive officer (other than the former Executive Chairman and President and the Chief Executive Officer whose performances are reviewed by the Compensation Committee) and present their conclusions and recommendations regarding base salary and incentive award amounts to the Compensation Committee for its consideration and approval. The Compensation Committee can exercise its discretion in accepting, rejecting and/or modifying any such executive compensation recommendations, subject, in each case, to any applicable limits contained in any plan or agreements applicable to such awards. All compensation decisions with respect to the compensation of the former Executive Chairman and the President and Chief Executive Officer were made solely by the Compensation Committee.
Role of Compensation Consultant
Pursuant to its authority to retain independent counsel or other advisers as it deems necessary, the Compensation Committee entered into an advisory agreement with Exequity LLP (Exequity), an independent executive compensation consulting firm, in January 2014. The advisory agreement provides for Exequity to provide the following services on request: (i) review of director pay proposals and program designs, (ii) competitive assessments or benchmarking analysis of executive and non-management director compensation, (iii) updates on market trends and regulatory considerations impacting compensation and benefit programs, (iv) assistance with preparation of executive and non-management director pay proposals and (v) responses to various other requests from the Compensation Committee.
The Compensation Committee entered into an advisory agreement with Frederic W. Cook & Company, LLC (Cook & Co.), an independent executive compensation consulting firm, in December 2014. Cook & Co. assisted the Compensation Committee in December 2014 and continuing into 2015 in developing transition and retirement arrangements for the former Executive Chairman. Cook & Co. also advised the Compensation Committee with respect to the February 24, 2015 equity awards discussed below under “Equity Incentive Plan - 2015 Awards.”
The Compensation Committee has assessed the independence of each of Exequity and Cook & Co and has concluded that its engagement of these consulting firms does not raise any conflict of interest with the Company or any of its directors or executive officers.
Except as otherwise noted in this Compensation Discussion and Analysis, the Compensation Committee’s executive compensation determinations are subjective and the result of the Compensation Committee’s business judgment, which is informed by the experiences of the members of the Compensation Committee, the analysis and input from the Compensation Committee’s independent executive compensation consultant, as well as the Compensation Committee’s assessment of compensation trends.
Elements of Compensation
The principal elements of compensation for our named executive officers for 2014 include base salary and annual incentive compensation. This compensation structure was developed to provide each executive officer with a competitive salary while emphasizing an incentive compensation element that is tied to the achievement of corporate goals and strategic initiatives as well as individual performance. We have no employment agreements with our executive officers. We believe that our compensation structure is appropriate in light of our performance, industry, the opportunities and challenges facing our business and the current business environment.
Base Salary.  Base salaries for our executive officers are established based on individual qualifications and job responsibilities while taking into account the Compensation Committee’s assessment of compensation trends and the value to the Company of expected future performance.
Base salaries of the executive officers are reviewed annually during the performance appraisal process with adjustments made based on market information, internal review of the executive officer’s compensation in relation to other officers, individual performance of the executive officer, and an assessment of compensation levels necessary to maintain and attract quality personnel. Salary levels are also considered upon a promotion or other change in job responsibility. The Compensation Committee set the base salary for the former Executive Chairman and the President and Chief Executive Officer. The base salaries for all other named executive officers are determined by the Compensation Committee based upon recommendations from the President and Chief Executive Officer and, until his retirement in 2015, the former Executive Chairman. For 2014, Mr. Erbey remained at his 2013 base salary level of $725,000. On March 31, 2014, our Compensation Committee approved an increase in Mr. Faris’ base salary to $800,000, effective as of March 16, 2014, in recognition of his accomplishments in leading the Company’s growth and successful execution of its strategic initiatives, his significantly increased responsibilities given the Company’s growth and the Compensation Committee’s assessment of the value of their expected performance going forward. For 2014, Messrs. Britti, Hayes and Walker remained at their 2013 base salary levels of $423,500, $350,000 and $510,000 respectively. On April 8, 2015, the Compensation Committee approved an increase in Mr. Britti’s base salary to $445,000 and in Mr. Hayes’ base salary to $376,250, effective as of April 1, 2015, based on market conditions and the Compensation Committee’s assessment of the value of his expected performance going forward. Mr. Bourque joined Ocwen in 2014 with a base salary of $400,000 and on December 2, 2014, our Compensation Committee approved an increase in Mr. Bourque’s base salary to $450,000, effective as of January 1, 2015, in light of the Compensation Committee’s assessment of the value to the Company of Mr. Bourque’s expected performance going forward.
Annual Incentive Compensation. Ocwen’s primary incentive compensation plan for eligible employees, including our executive officers, is the 1998 Annual Incentive Plan, as amended, which has been approved by our shareholders. Awards under the plan are paid in cash or, in the Compensation Committee’s discretion, all or a portion of the total award value may be paid in the form of non-qualified stock options to purchase common stock or shares of common stock that we have acquired in market transactions. Awards under the plan for 2014 were in the form of cash. The plan provides the Compensation Committee and our management with the authority to establish incentive award guidelines which are further discussed below. If options are granted as payment of an award under the 1998 Annual Incentive Plan, they will be granted pursuant to the 2007 Equity Incentive Plan discussed below. Other equity awards may also be made under the 2007 Equity Incentive Plan as discussed below.

Each named executive officer has a targeted annual incentive award that is expressed as a percentage of total target compensation. In 2014, 29% to 60% of total target compensation for each named executive officer was payable only upon achievement of certain minimum Company and individual performance levels. The targeted percentage for each named executive officer was determined by the Compensation Committee based on its assessment of the nature and scope of each executive officer’s responsibilities and an assessment of compensation levels necessary to maintain and attract quality personnel. The table below reflects the percentage of each executive officer’s target total compensation that was allocated to each of base salary and incentive compensation in 2014 and each executive officer’s actual total compensation that was allocated to each of base salary and incentive compensation in 2014:

Name	Base Salary % of Target Total Compensation in 2014	Incentive Compensation % of Target Total Compensation in 2014	Base Salary % of Actual Total Compensation in 2014	Incentive Compensation % of Actual Total Compensation in 2014
Ronald M. Faris	40%	60%	100%	0% (1)
Michael R. Bourque, Jr.	67%	33%	57%	43%
John V. Britti	50%	50%	53%	47%
Timothy M. Hayes	67%	33%	70%	30%
Arthur C. Walker, Jr.	71%	29%	68%	32%
William C. Erbey	50%	50%	100%	0%

(1)
Mr. Faris declined the 2014 incentive compensation awarded to him under the 1998 Annual Incentive Plan and suggested that the Board consider donating a portion of the declined amount to certain housing counseling charities.

The Compensation Committee structures the annual incentive award opportunity to help motivate executives to achieve pre-established key performance indicators by rewarding the executives for such achievement. This is accomplished by utilizing a balanced scorecard methodology which incorporates multiple financial and non-financial performance indicators developed through our annual strategic planning process to enhance Company performance and long-term shareholder value. This corporate scorecard is approved annually by the Compensation Committee and ratified by the full Board of Directors and is utilized by the Compensation Committee to determine the appropriate amount of incentive compensation to be paid to the President and Chief Executive Officer. As described below, the corporate scorecard is used to determine a percentage of the incentive compensation of the other named executive officers. In determining whether to approve the corporate scorecard each year, the Compensation Committee considers a number of factors, including whether the goals are consistent with and likely to enhance corporate performance and long-term shareholder value as well as the level of difficulty associated with attainment of each goal in the scorecard. The intent of the Compensation Committee is to establish the target goal at a level that is challenging to achieve, a threshold that must be met in order for any portion of the incentive to be paid with respect to that goal, and a maximum or “outstanding” level that would result in payment of the maximum bonus opportunity with respect to that goal.

Our corporate scorecard for 2014 and corresponding achievement levels are detailed below:

2014 Corporate Scorecard Elements
Corporate Objectives		Achievement Levels			Level Achieved
		Threshold	Target	Outstanding
1.	Achieve Earnings Per Share and Free Cash Flow target:
•	Adjusted Diluted Earnings Per Share	90% of $3.03 = $2.72	100% of $3.03	110% of $3.03 = $3.33	Below Threshold
•	Adjusted Cash Flow from Operations	85% of $607=$516 million	$607 million	115% of $607=$698 million	Threshold

2.	Balance sheet management
•	Management of interest rate exposure	Discretion of the Compensation Committee	Discretion of the Compensation Committee	Discretion of the Compensation Committee	Target
•	Deploy excess cash flow, including acquisitions and stock repurchases	Discretion of the Compensation Committee	Discretion of the Compensation Committee	Discretion of the Compensation Committee	Target

3.	Compliance and servicing performance management
•	GSE, government and subservicing performance and relationships	Discretion of the Compensation Committee	Discretion of the Compensation Committee	Discretion of the Compensation Committee	Threshold
•	Compliance management system	Discretion of the Compensation Committee	Discretion of the Compensation Committee	Discretion of the Compensation Committee	Threshold

4.	Key Servicing and Information Technology Initiatives
•	REALDoc® NextGen - complete correspondence migration	Discretion of the Compensation Committee based on functionality at year end	Discretion of the Compensation Committee based on functionality at year end	Discretion of the Compensation Committee based on functionality at year end	Below Threshold
•	Vault migration plan	Discretion of the Compensation Committee	Discretion of the Compensation Committee	Discretion of the Compensation Committee	Target
•	Payment application process improvement	Discretion of the Compensation Committee based on functionality at year end	Discretion of the Compensation Committee based on functionality at year end	Discretion of the Compensation Committee based on functionality at year end	Below Threshold
•	Launch Self-Service on OcwenCustomers.com	By August 31, 2014	By July 31, 2014	By June 30, 2014	Below Threshold
•	Revamp and improve the short sale process	Discretion of the Compensation Committee based on functionality at year end	Discretion of the Compensation Committee based on functionality at year end	Discretion of the Compensation Committee based on functionality at year end	Outstanding
•	Reporting for investor reporting technology improvement and RMBS Investor Portal	Discretion of the Compensation Committee	Discretion of the Compensation Committee	Discretion of the Compensation Committee	Target
•	Enhance management of bankruptcy loans including compliance	Discretion of the Compensation Committee	Discretion of the Compensation Committee	Discretion of the Compensation Committee	Target

5.	Execute diversification initiatives	Discretion of the Compensation Committee	Discretion of the Compensation Committee	Discretion of the Compensation Committee	Target

6.	Successfully complete the key strategic initiatives of the Company	Discretion of the Compensation Committee	Discretion of the Compensation Committee	Discretion of the Compensation Committee	Varies by Executive

The key strategic initiatives which comprise Item 6 of our corporate scorecard are structured in a similar manner to the other items in our corporate scorecard with achievement levels of Threshold, Target and Outstanding. Performance against these strategic initiatives is assessed by the Compensation Committee based on the achievement levels obtained in the areas of responsibility of the applicable executive (with our President and Chief Executive Officer, and during 2014, our former Executive Chairman, being responsible for all of them). Our strategic initiatives allow us to provide a more detailed set of targets for our key employees.

In 2014, our strategic initiatives covered:

•	enhancing our competitive position in GNMA, Freddie and Fannie programs;

•	improving the Ocwen “brand” with RMBS Investors and Rating Agencies;

•	improved timeline management;

•	improved call center metrics;

•	introducing process and technology improvements and implementing borrower self-service capabilities;

•	improving quality of servicing and improving customer service, especially by improving loss mitigation and finding non-foreclosure alternatives for borrowers;

•	corporate finance strategies to lower risk and funding costs; and

•	enhancements to our compliance management system and vendor oversight.
Certain of our strategic initiatives were measured by pre-set objectives while other strategic initiatives were by their nature more subjective. In the latter case, these strategic initiatives were awarded an achievement level that was approved by the Compensation Committee based upon a recommendation by the President and Chief Executive Officer.
The incentive award for the President and Chief Executive Officer was determined by the Compensation Committee based solely on the Company’s performance in meeting the objectives established in the corporate scorecard. The incentive awards for our named executive officers other than the President and Chief Executive Officer are structured so that compensation opportunities are comprised of (i) a performance appraisal of the executive officer and (ii) performance within the business or support unit as expressed on each named executive officer’s personal scorecard. For the 2014 service year, the applicable percentage weight assigned to each component of each such executive officer’s incentive compensation is detailed below:

Name	Performance Appraisal	Scorecard
Michael R. Bourque, Jr.	20%	80%
John V. Britti	20%	80%
Timothy M. Hayes	20%	80%
Arthur C. Walker, Jr.	20%	80%
Each named executive officer’s personal scorecard contains key components of the Company’s corporate scorecard and strategic initiatives related to the executive’s the areas of responsibility (with our President and Chief Executive Officer, and during 2014, our former Executive Chairman, having incentive opportunities tied to all of these areas given their overall responsibility for the performance of the Company). The weighted value of the various goals in each named executive officer’s personal scorecard varies depending upon the relative importance of the goals and the executive’s relative contribution to the ultimate financial performance of the Company and achievement of the strategic initiatives. Additionally, in developing the goals in the executives’ scorecards, we endeavor to incorporate a variety of quantitative and qualitative measures that we believe will help to incentivize performance that perpetuates the long term success of the Company and discourages executives from pursuing short term risks to attain their goals. Within each component of the scorecard, there are three established levels of achievement: Threshold, Target and Outstanding. For our USVI based named executive officers, achieving the Threshold level of achievement will earn the executive officer 0% of the target incentive compensation tied to such goal, the Target level of achievement will earn the executive officer 100% of the target incentive compensation tied to such goal and the Outstanding level of achievement will earn the executive officer 200% of the target incentive compensation tied to such goal. For our non-USVI based named executive officers, achieving the Threshold level of achievement will earn the executive officer 50% of the target incentive compensation tied to such goal, achieving the Target level of achievement will earn the executive officer 100% of the target incentive compensation tied to such goal and achieving the Outstanding level of achievement will earn the executive officer 150% of the target incentive compensation tied to such goal. Any achievement below the Threshold level results in no compensation to the executive for the associated goal. The Compensation Committee has the discretion to make awards as a percentage of the Threshold, Target or Outstanding level. Such awards are prorated based on such percentage. We believe that different incentive compensation structures for eligible USVI based and non-USVI based employees are appropriate in light of the overall compensation packages available to each, including eligibility to participate in the plans and programs available in each jurisdiction.
These goals and initiatives are further cascaded to all of our other incentive-eligible employees in their personal scorecards. Within this program, all incentive-eligible employees are tied to a personal or business unit scorecard from which to measure performance against goals that are linked to corporate performance and strategy. The scorecards are communicated to all incentive-eligible employees by the Corporate Strategy Department or the employee’s immediate supervisor. Performance against such scorecards is reviewed by senior management on a quarterly basis and after the end of each year. This incentive compensation structure is intended to align the goals of our named executive officers and other incentive-eligible employees with the overall success of the Company while establishing clear performance standards within their respective business or support units. Approximately 432 employees company-wide were eligible for incentive compensation based on personal scorecard performance in 2014.
The personal scorecards for our named executive officers who received a bonus and the corresponding levels of achievement are as follows:

Executive Officer Scorecards
Name	%	2014 Corporate Scorecard Elements	Level Achieved
Ronald M. Faris	6%	1. Achieve Earnings Per Share and Free Cash Flow target	50% of Threshold
	6%	2. Balance sheet management	Target
	6%	3. Compliance and servicing performance management	Threshold
	6%	4. Key Servicing and Information Technology initiatives	64% of Target
	6%	5. Execute diversification initiatives	Target
	70%	6. Successful completion of key strategic initiatives of the Company	76% of Target

Michael R. Bourque, Jr.	6%	1. Achieve Earnings Per Share and Free Cash Flow target	50% of Threshold
	6%	2. Balance sheet management	Target
	6%	3. Compliance and servicing performance management	Threshold
	6%	4. Key Servicing and Information Technology initiatives	64% of Target
	6%	5. Execute diversification initiatives	Target
	70%	6. Successful completion of key strategic initiatives of the Company	96% of Target

John V. Britti	6%	1. Achieve Earnings Per Share and Free Cash Flow target	50% of Threshold
	6%	2. Balance sheet management	Target
	6%	3. Compliance and servicing performance management	Threshold
	6%	4. Key Servicing and Information Technology initiatives	64% of Target
	6%	5. Execute diversification initiatives	Target
	70%	6. Successful completion of key strategic initiatives of the Company	94% of Target

Timothy M. Hayes	6%	1. Achieve Earnings Per Share and Free Cash Flow target	50% of Threshold
	6%	2. Balance sheet management	Target
	6%	3. Compliance and servicing performance management	Threshold
	6%	4. Key Servicing and Information Technology initiatives	64% of Target
	6%	5. Execute diversification initiatives	Target
	70%	6. Successful completion of key strategic initiatives of the Company	94% of Target

Arthur C. Walker, Jr.	30%	1. Corporate Scorecard	68% of Target
	50%	2. Strategic Scorecard	125% of Target
	20%	3. Performance Appraisal	125% of Target
The President and Chief Executive Officer presented the 2014 performance appraisal scores, personal scorecard performance and recommendations as to the incentive compensation for each of the other executive officers to the Compensation Committee. The Compensation Committee evaluates the recommendations and determines the final incentive compensation awards for the executives and other incentive-eligible employees. Annual incentive compensation is paid to our executives and other incentive-eligible employees after Compensation Committee approval following the service year associated with the incentive.
Generally, at the first or second meeting of the fiscal year, the Compensation Committee approves the corporate scorecard and annual incentive components for the President and Chief Executive Officer and other executive officers for that fiscal year. Key performance indicators for the Company for 2015 have been developed.
The Compensation Committee has approved our 2015 corporate scorecard. Corporate objectives covered in the scorecard include:

•	Improving the Company’s risk management, compliance and corporate governance programs;

•	Improving capital efficiency and utilization;

•	Achieving earnings per share targets;

•	Improving customer satisfaction and reducing defect rates;

•	Improving delinquency rates and increasing non-foreclosure resolutions;

•	Improving diversity and inclusion programs;

•	Improving franchise value and brand enhancement; and

•	Completing key technological initiatives.
Equity Incentive Plan
The 2007 Equity Incentive Plan (the 2007 Plan) is administered by the Compensation Committee and authorizes the grant of restricted stock, options, stock appreciation rights or other equity-based awards to our employees. The Compensation Committee, in cooperation with senior management, implemented the 2007 Plan to motivate employees to make extraordinary efforts to achieve significant improvements to shareholder value, boost retention of key employees and align the interests of our employees with the interests of our shareholders. Options granted under the plan may be either “incentive stock options” as defined in Section 422 of the Code, or non-qualified stock options as determined by the Compensation Committee.
Equity Incentive Plan - 2015 Awards
The Compensation Committee determined that it was appropriate to grant new equity awards to certain named executive officers who were employed by us at the time of grant of the awards to help us retain them over the vesting periods of the awards and to further link their interests with those of our shareholders. These new awards were granted on February 24, 2015 and consist of a mix of (1) stock options with time-based vesting requirements (2015 Stock Options), (2) restricted stock units with time-based vesting requirements (2015 Time-Vested RSUs), and (3) restricted stock units with both time- and performance-based vesting requirements (2015 Performance Units).
The number of shares of our common stock subject to each type of award granted on February 24, 2015 is as follows:

Name	Stock Options	Time-Vest RSUs	Performance Units
Michael R. Bourque, Jr.	32,772	15,337	48,231
John V. Britti	32,772	15,337	48,231
Timothy M. Hayes	32,772	15,337	48,231
Arthur C. Walker, Jr.	16,386	7,669	24,115
Each 2015 Stock Option has an exercise price per share equal to the mean between the high and low trading prices of a share of our common stock on the date of grant of the award ($10.14, which was also greater than the closing price of our common stock on that date), and will have value only if our stock price increases above that exercise price during the term of the award. Each Stock Option is scheduled to vest, subject to the executive’s continued employment, in four equal annual installments on the first, second, third and fourth anniversaries of the grant date of the awards and has a maximum term of ten years from grant.
Restricted stock units are payable, subject to vesting, in an equal number of shares of our common stock. Accordingly, restricted stock units also align executives’ interests with those of our shareholders. 2015 Time-Vested RSUs are scheduled to vest, subject to the executive’s continued employment, in three equal annual installments on the second, third and fourth anniversaries of the grant date of the awards. 2015 Performance Units will vest only if, on or before the fourth anniversary of the grant date of the awards, the average of the closing prices per share of our common stock for a period of twenty consecutive trading days, plus the amount of any dividends paid on a share of our common stock during the term of the award on or before the last day of that period, equals or exceeds $16.26. If that performance-based condition is satisfied, the Performance Units will be scheduled to vest, subject to the executive’s continued employment, on the first, second, third and fourth anniversaries of the grant date of the awards (in each case, if the time-based vesting date occurs before the date that the stock price-based vesting condition is satisfied, the vesting of that installment will occur on the satisfaction of the stock price-based vesting condition, subject to the executive’s continued employment by the Company through that date).
The awards are subject to accelerated vesting (and, in the case of the 2015 Performance Units, the units may vest on an accelerated basis or remain outstanding subject to the achievement of the stock price-based vesting condition) in certain circumstances in connection with the award holder’s death, disability, retirement, termination of employment by the Company without cause or by the executive for good reason, or should certain changes in control of the Company occur.
OMS Preferred Stock Plan
The Amended and Restated 2013 Preferred Stock Plan of OMS (the OMS Preferred Stock Plan) authorizes the grant of non-voting OMS Preferred Stock to OMS employees. On February 28, 2014, the board of directors of OMS authorized the purchase of 1,000 shares of Class B Preferred Stock by Mr. Walker and the purchase of 1,000 shares of Class D Preferred Stock by Mr. Hayes, in each case pursuant to the terms of the plan. On February 19, 2015, the board of directors of OMS authorized the purchase of 1,000 shares of Class I Preferred Stock by Mr. Bourque pursuant to the terms of the plan. OMS declared a dividend on each of the outstanding classes of OMS Preferred Stock, payable on March 3, 2015, based upon the performance of OMS during 2014. The 100 shares of Class A Preferred Stock previously purchased by Mr. Erbey in 2012 pursuant to the terms of the plan were redeemed in March 2015 in connection with his retirement. See “Retirement of Former Executive Chairman” below for additional detail.

USVI Relocation Program
In order to enable us to recruit top talent and incentivize key personnel to relocate, we offer a relocation package to individuals at the director level and above relocating to the USVI to work for OMS. The USVI relocation program includes relocation benefits such as moving expenses, home sale support, a housing allowance for up to five years, payment of children’s school tuition fees, payment of “home leave” travel for return trips to the continental United States and tax gross ups on certain taxable benefits, in each case subject to certain limits and exceptions. Upon a participant’s retirement or involuntary termination without cause, such participant is eligible to receive reimbursement for relocation costs back to the continental United States. In addition, if a participant at the level of executive vice president is involuntarily terminated without cause, such participant is eligible to receive a severance payment equal to one year’s base salary if such termination of employment occurs within the first year following relocation and six months’ base salary if such termination occurs at any time after the first year following relocation. For 2014, each of Messrs. Erbey, Hayes, Bourque and Walker received benefits under the USVI Relocation Program, as set forth in the “Summary Compensation Table” below and accompanying footnotes.
Other Compensation
The Compensation Committee’s policy with respect to other employee benefit plans is to provide benefits to our employees, including our executive officers, that are comparable to benefits offered by companies of a similar size to ours. We believe that a competitive comprehensive benefit program is essential to achieving the goal of attracting and retaining highly qualified employees.
Setting Compensation Levels
The Company believes our executive compensation programs are effectively designed, are in alignment with the interests of our shareholders and are instrumental to achieving our business strategy. In determining executive compensation for fiscal year 2014, the Compensation Committee considered the strong shareholder support that the “Say-on-Pay” proposal received at our May 14, 2014 Annual Meeting of Shareholders in which 98% of votes cast were in favor of our executive compensation program. As a result, the Compensation Committee continued to apply the same principles and philosophy it has used in previous years in determining executive compensation levels and will continue to consider shareholder concerns and feedback in the future. In light of the voting results with respect to the frequency of stockholder votes on executive compensation at our May 12, 2011 Annual Meeting of Shareholders, the Board of Directors decided that the Company will hold an advisory vote on the compensation of named executive officers at each annual meeting of shareholders until the next required vote on the frequency of shareholder votes on executive compensation.
Based on market conditions, performance, retention and other the relevant considerations, the Compensation Committee reviews recommendations and determines appropriate base salary and annual incentive compensation targets for the President and Chief Executive Officer and other named executive officers. The Compensation Committee generally makes its determinations during the second quarter of the year; however, they may make adjustments at other times as appropriate.
Stock Ownership and Hedging Policies
Although we do not have stock ownership requirements, our philosophy is that equity ownership by our directors and executives is important to attract, motivate and retain directors and executives as well as to align their interests with the interests of our shareholders. The Compensation Committee believes that the Company’s equity plans are adequate to achieve this philosophy. We maintain an insider trading policy detailing our window period policy governing the timing of transactions in securities of the Company by directors and executives.
In addition, our insider trading policy prohibits any director, officer or employee from engaging in any short sale of the Company’s stock, establishing and using a margin account with a broker-dealer for the purpose of buying or selling Company stock, or buying or selling puts or calls on the Company’s stock. This policy is designed to encourage investment in the Company’s stock for the long term, on a buy and hold basis, and to discourage active trading or short-term speculation.
OMS Corporate Aircraft
Prudent use of private aircraft by senior management while on company business can promote efficient use of management time. Such usage can minimize airport commuting and waiting time and allow for unfettered, confidential communications during the course of the flight, thereby promoting maximum and efficient use of management time for company business. In connection with Mr. Erbey’s relocation to the USVI in 2012, the Board of Directors approved the engagement of a private aviation service for Mr. Erbey’s safe and efficient business travel. In 2013, OMS purchased a corporate aircraft for purposes of promoting safe and efficient business travel by senior management. During 2014, Messrs. Erbey, Bourque, Britti and Walker traveled on the corporate aircraft. The aggregate incremental cost attributable to Mr. Erbey for 2014 related to personal use of the corporate aircraft is included in the “Summary Compensation Table” below and discussed in the accompanying footnotes. Following Mr. Erbey’s retirement, the Company has discontinued the use of the private aviation service and corporate aircraft.

Potential Payments upon Termination or Change in Control
As we have no employment agreements with our named executive officers other than the restrictive covenants noted below, we handle each termination of employment as we believe is appropriate in light of the circumstances. Without any special agreement related to termination of employment, a named executive officer would typically receive his or her base salary and applicable employee benefit plans and programs through the date of termination as well as a severance payment as described below. In addition, the named executive officer would typically retain any vested portion of prior equity awards granted through the 1998 Annual Incentive Plan, the 1991 Non-Qualified Stock Option Plan and the 2007 Plan. For a termination of employment not due to death, disability or retirement, the named executive officer has six months within which to exercise stock options pursuant to our stock option agreements. Any portion of an equity award not vested will be forfeited unless alternate arrangements are made in the discretion of the Compensation Committee. Furthermore, pursuant to each stock option agreement granting an equity award, upon termination of an employee for cause, all outstanding stock options granted pursuant to such stock option agreement are forfeited.
Certain of the stock option agreements provide for accelerated vesting as set forth below. Upon a named executive officer’s retirement, disability, death, termination by the Company without “cause” or termination by the named executive officer for “good reason,” as defined in the applicable stock option agreement, all options that vest over a certain time period (Time-Based Options) would immediately vest. Additionally, pursuant to these certain agreements, if there is a “change of control event” as defined in the applicable stock option agreement, all options, including the Time-Based Options and other options that would otherwise not vest until certain company performance and timing criteria are met, would immediately vest.
As of December 31, 2014 and based upon a comparison of the closing price of our common stock on the New York Stock Exchange on such date with applicable option exercise prices, none of the stock options for which vesting would accelerate in any of the circumstances referred to in the preceding paragraph had value.
The executive stock option agreements permitting accelerated vesting of options upon a change in control were designed to provide the executives with the same opportunities as shareholders, who are free to sell their equity at the time of the change in control event and thereby realize the value created at the time of the transaction. In addition, we believe that this vesting provision supports the compelling business need to retain key employees during the uncertain times preceding a change in control.
Pursuant to our USVI relocation program, upon a participant’s retirement or involuntary termination without cause, such participant is eligible to receive reimbursement for relocation costs back to the continental United States. Messrs. Bourque, Hayes and Walker qualify for this benefit. In addition, if a participant at the level of executive vice president is involuntarily terminated without cause, such participant is eligible to receive a severance payment equal to one year’s base salary if such termination of employment occurs within the first year following relocation and six months’ base salary if such termination occurs at any time after the first year following relocation. See “USVI Relocation Program” above. Messrs. Bourque and Hayes qualify for such benefits and, in the event of involuntarily termination without cause, would receive a severance payment equal to six months’ base salary.
Restrictive Covenants
All of our named executive officers execute an intellectual property and non-disclosure agreement upon commencement of their employment. This agreement requires the named executive officer to hold all “confidential information” in trust for us and prohibits the named executive officer from using or disclosing such confidential information except as necessary in the regular course of our business or as otherwise required by law. Other than these restrictive covenants, we generally do not have employment, non-competition or non-solicitation agreements with our executive officers. From time to time, we enter into separation agreements with executive officers that contain these provisions.
Tax Considerations
The timing and structure of our compensation decisions is driven in part by a variety of tax considerations. Under Section 162(m) of the Code, tax deductions by corporate taxpayers are limited to $1,000,000 with respect to compensation paid to certain executive officers, unless compensation in excess of $1,000,000 satisfies the requirements for performance-based compensation as set forth under Section 162(m) and the accompanying Treasury Regulations. We obtained shareholder approval of the 2007 Plan and our stock option awards under the 2007 Plan qualify as performance-based compensation under Section 162(m) of the Code. We obtained shareholder approval of our 1998 Annual Incentive Plan in 1998, 2003 and 2014.
In order to satisfy the deductibility requirements under Section 162(m) of the Code, performance objectives generally must be established in the first 90 days of the performance period and the outcome of the performance objectives must be uncertain at the time they are set. For annual incentive awards, this generally means performance objectives must be established no later than the end of March of each year.

The Compensation Committee takes into account the deduction limitations of Section 162(m). However, the Compensation Committee also considers the extent to which qualifying compensation as performance-based compensation would be inconsistent with our overall best interests. Performance goals such as integrating acquired businesses and balance sheet management are not exempt from the Section 162(m) limitation but are significant for our best interests. Consequently, the Compensation Committee generally structures a significant portion of executives’ incentive compensation based on performance goals that are not exempt from the Section 162(m) limitation after considering the cost of the lost deduction in an evaluation of our overall best interests.
In addition, in order to avoid being considered deferred compensation under Section 409A of the Code and to be deductible for the prior tax year, our annual incentive awards with respect to the prior year must be paid by March 15 of each year.
All members of our Compensation Committee members qualify as “outside directors” under 162(m) of the Code.
Report of the Compensation Committee
The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis included in Part III, Item 11, “Executive Compensation” of this Form 10-K with management.
Based on the review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:
May 8, 2015	William H. Lacy, Chairman
Ronald J. Korn, Director
DeForest B. Soaries, Jr., Director
Summary Compensation Table-2012, 2013 and 2014
The following table provides summary information concerning the compensation of our named executive officers for the 2014, 2013 and 2012 fiscal years. In accordance with Securities and Exchange Commission rules, information for 2012 is not provided for Messrs. Hayes and Walker because they were not employed by Ocwen until 2013, and information for 2012 and 2013 is not provided for Mr. Bourque because he was not employed by Ocwen until 2014.

Name and Principal Position	Year	Salary	Stock Awards(1)	Option Awards (1)(2)	Non-Equity Incentive Plan Compensation(3)(4)	All Other Compensation(5)	Total
Ronald M. Faris President and Chief Executive Officer	2014	$740,000	$—	$—	$ — (6)	$5,200	$745,200
	2013	540,000	—	—	1,093,500	5,100	1,638,600
	2012	477,692 (7)	—	—	1,036,800	5,000	1,519,492

Michael R. Bourque, Jr. Chief Financial Officer	2014	$ 261,539 (8)	$371,150	$1,421,250	$194,458	$ 391,555 (9)	$2,639,952
	2013	—	—	—	—	—	—
	2012	—	—	—	—	—	—

John V. Britti Executive Vice President and Chief Investment Officer	2014	$423,500	$—	$—	$369,199	$5,200	$797,899
	2013	393,885	—	—	532,850	5,100	931,835
	2012	385,000(10)	591,060	596,500	443,058	52,593(11)	2,068,211

Timothy M. Hayes Executive Vice President, General Counsel and Secretary	2014	$350,000	$501,750	$768,450	$147,623	$ 271,848(12)	$2,039,671
	2013	242,308(13)	—	—	340,111	178,132(14)	760,551
	2012	—	—	—	—	—	—

Arthur C. Walker Senior Vice President, Global Tax	2014	$510,000	$—	$—	$241,237	$ 358,637(15)	$1,109,874
	2013	166,731(16)	465,300	1,064,000	116,876	158,571(17)	1,971,478
	2012	—	—	—	—	—	—

William C. Erbey(22) Former Executive Chairman	2014	$725,000	$—	$—	$—	$ 1,357,444(18)	$2,082,444
	2013	725,000	—	—	1,232,500	985,358(20)	2,942,858
	2012	569,231(19)	—	17,915,000	873,454	259,200(21)	19,616,885

(1)	Represents the aggregate grant date fair value of stock awards and stock options. These amounts do not represent the actual amounts paid to or realized by the executive.

(2)
Represents the aggregate grant date fair value of stock options and stock awards, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by the executive. We based the grant date fair value of stock awards on the average of the high and low sales prices of our common stock. Detail regarding the assumptions used in the calculation of the option award amounts is included in Note 23 — Employee Compensation and Benefit Plans to our audited financial statements for the fiscal year ended December 31, 2014, included in this Form 10-K.

(3)	Represents amounts earned in corresponding year.

(4)	Consists of the cash portion of incentive compensation bonus awarded in the first quarter of the year following the year in which services are rendered.

(5)	Consists of contributions by Ocwen pursuant to Ocwen’s 401(k) Savings Plan and, as applicable, the other items specified in the footnotes in this column.

(6)
Mr. Faris declined the 2014 incentive compensation awarded to him under the 1998 Annual Incentive Plan ($912,516) and suggested that the Board consider donating a portion of the declined amount to certain housing counseling charities.

(7)	Includes base salary received by Mr. Faris of $353,077 from OLS.

(8)
Consists of base salary received by Mr. Bourque from the Company pro-rated from his start date of employment on April 28, 2014 through the date Mr. Bourque relocated to the USVI in the amount of $107,692, and the remainder of base salary received by Mr. Bourque from OMS pro-rated from his date of relocation to the USVI through the end of the fiscal year in the amount of $153,846.

(9)
Consists of relocation benefits in the amount of $191,555 (including a housing allowance of $4,000 per month, children's school tuition fees in the amount of $25,470 and amounts to gross-up taxable relocation benefits in the amount of $55,359, a signing bonus in the amount of $50,000 and relocation related transportation), and dividends of $200 per share on 1,000 shares of OMS Class I Preferred Stock declared by the OMS Board in accordance with the OMS Preferred Stock Plan with respect to OMS’ performance during 2014 (see “OMS Preferred Stock Plan” above for additional discussion).

(10)	Includes base salary received by Mr. Britti of $296,154 from OLS.

(11)	Includes $48,742 from OLS for expenses associated with Mr. Britti’s relocation.

(12)
Consists of contributions by Ocwen pursuant to Ocwen’s 401(k) Savings Plan in the amount of $1,760, relocation benefits in the amount of $95,088 (including a housing allowance of $4,000 per month, automobile allowance in the amount of $12,250, and amounts to gross-up taxable relocation benefits in the amount of $33,673), and dividends of $175 per share on 1,000 shares of OMS Class D Preferred Stock declared by the OMS Board in accordance with the OMS Preferred Stock Plan with respect to OMS’ performance during 2014.

(13)	Consists of base salary received by Mr. Hayes from OMS, prorated from his date of employment on April 15, 2013.

(14)
Consists of relocation benefits in the amount of $53,132 (including a housing allowance of $4,000 per month and amounts to gross-up taxable relocation benefits), and dividends of $125 per share on 1,000 shares of OMS Class D Preferred Stock declared by the OMS Board in accordance with the OMS Preferred Stock Plan with respect to OMS’ performance during 2013.

(15)
Consists of contributions by Ocwen pursuant to Ocwen’s 401(k) Savings Plan in the amount of $2,330, relocation benefits in the amount of $147,307 (including a housing allowance of $4,000 per month, children's school tuition fees in the amount of $22,850, automobile allowance in the amount of $10,375, real estate related fees in the amount of $22,782, and amounts to gross-up taxable relocation benefits in the amount of $43,300) and dividends of $209 per share on 1,000 shares of OMS Class B Preferred Stock declared by the OMS Board in accordance with the OMS Preferred Stock Plan with respect to OMS’ performance during 2014.

(16)	Consists of base salary received by Mr. Walker from OMS, prorated from his start date of employment on August 26, 2013.

(17)
Consists of relocation benefits in the amount of $85,571 (including a housing allowance of $4,000 per month, children's school tuition fees and amounts to gross-up taxable relocation benefits), and dividends of $73 per share on 1,000 shares of OMS Class B Preferred Stock declared by the OMS Board in accordance with the OMS Preferred Stock Plan with respect to OMS’ performance during 2013.

(18)
Consists of contributions by Ocwen pursuant to Ocwen’s 401(k) Savings Plan in the amount of $5,200, relocation benefits in the amount of $242,724 (including a housing allowance of $10,000 per month, automobile allowance in the amount of $23,652 and amounts to gross-up taxable relocation benefits in the amount of $99,072), dividends of $7,250 per share on 100 shares of OMS Class A Preferred Stock declared by the OMS Board in accordance with the OMS Preferred Stock Plan based on OMS performance in 2014 and paid in connection with Mr. Erbey’s retirement, $377,624 in lieu of Mr. Erbey’s bonus for fiscal year 2014 paid in connection with Mr. Erbey’s retirement (see “Retirement of Former Executive Chairman” for additional discussion), and the aggregate incremental cost to Ocwen of personal use of corporate aircraft ($6,896). The aggregate incremental cost is calculated using a method that takes into account all variable costs such as aircraft fuel, airport taxes and fees, catering costs and other operating expenses. Since our aircraft is used primarily for business travel, we do not include the fixed costs that do not change based on usage, such as monthly fees that are billed regardless of usage and the acquisition costs of the aircraft.

(19)	Consists of the base salary received by Mr. Erbey of $269,231 from OLS and $300,000 from OMS.

(20)
Consists of contributions by Ocwen pursuant to Ocwen’s 401(k) Savings Plan in the amount of $5,100, relocation benefits in the amount of $238,019 (including a housing allowance paid with respect to 13 months in 2013 (7 months at $12,000 per month and 6 months at $10,000) and amounts to gross-up taxable relocation benefits), dividends of $7,250 per share on 100 shares of OMS Class A Preferred Stock declared by the OMS Board in accordance with the OMS Preferred Stock Plan with respect to OMS’ performance during 2013 and the aggregate incremental cost to Ocwen of personal use of corporate aircraft in the amount of $17,239. The aggregate incremental cost is calculated using a method that takes into account all variable costs such as aircraft fuel, airport taxes and fees, catering costs and other operating expenses. Since our aircraft is used primarily for business travel, we do not include the fixed costs that do not change based on usage, such as monthly fees that are billed regardless of usage and the acquisition costs of the aircraft.

(21)
Consists of contributions by Ocwen pursuant to Ocwen’s 401(k) Savings Plan in the amount of $5,000, relocation benefits in the amount of $190,648 (including a housing allowance paid with respect to 6 months at $12,000 per month and $67,466 in gross-ups for taxable relocation benefits), and the aggregate incremental cost to Ocwen for Mr. Erbey’s use of the private aviation service in the amount of $63,552. Also, in order to facilitate Mr. Erbey’s relocation to the USVI, the Board of Directors approved Ocwen’s purchase of Mr. Erbey’s residence in Atlanta, Georgia for his cost-basis in the home of $6.5 million. Mr. Erbey also received dividends of $7,250 per share on 100 shares of OMS Class A Preferred Stock declared by the OMS Board in accordance with the OMS Preferred Stock Plan. These 2012-related dividends were disclosed in our 2013 Proxy Statement but not included in “All Other Compensation.” The Company has determined to include OMS Preferred Stock dividends in “All Other Compensation” for 2013 and going forward to the extent such dividends are paid to named executive officers. The aggregate incremental cost for use of the private aviation service for commuting and for personal travel not directly related to Ocwen business was the full cost as charged to Ocwen by the charter company to charter the private plane for such uses.

(22)	Mr. Erbey retired from Ocwen effective as of January 16, 2015.
For more information about the compensation paid to our named executive officers, see “Compensation Discussion and Analysis” above.
Grants of Plan-Based Awards for 2014
The following table provides information related to the non-equity incentive plan awards under our 1998 Annual Incentive Plan, as amended, and the equity incentive plan awards under our 2007 Plan granted to our named executive officers in fiscal year 2014.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards(3)
		Threshold	Target	Maximum	Threshold	Target	Maximum
Ronald M. Faris	—	$559,398	$1,118,795	$1,678,193	—	—	—	$—	$—

Michael R. Bourque, Jr.	—	$—	$200,000	$400,000	—	—	—	$—	$—
	4/28/2014	—	—	—	—	10,000 (4)	—	—	371,150
	4/28/2014	—	—	—	—	—	100,000 (5)	37.12	1,421,250

John V. Britti	—	$211,750	$423,500	$635,250	—	—	—	$—	$—

Timothy M. Hayes	—	$—	$175,000	$350,000	—	—	—	$—	$—
	5/14/2014	—	—	—	—	15,000 (6)	—	—	501,750
	5/14/2014	—	—	—	—	—	60,000 (7)	33.45	768,450

Arthur C. Walker, Jr.	—	$—	$208,273	$416,546	—	—	—	$—	$—

William C. Erbey	—	$—	$725,000	$1,450,000	—	—	—	$—	$—

(1)
These amounts represent the potential non-equity compensation that would have been earned by each respective executive officer for 2014 service under the different achievement levels presented on their personal scorecards, which are more fully discussed in “Compensation Discussion and Analysis,” pursuant to our 1998 Annual Incentive Plan. Our Compensation Committee is also authorized to make discretionary awards outside of the 1998 Annual Incentive Plan in excess of the maximum amounts indicated above or to award less or no incentive compensation. Under our current compensation structure, all non-equity incentive compensation is paid to the executive officer in the first quarter of the year following the year in which service was rendered. The actual amount of non-equity incentive compensation that was paid to our named executive officers for 2014 service is set forth in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above.

(2)	These amounts represent shares subject to stock awards and shares underlying option awards granted during 2014 pursuant to our 2007 Plan.

(3)
These amounts represent the grant date fair value of the stock and option awards, computed in accordance with FASB ASC Topic 718. We based the grant date fair value of stock awards on the average of the high and low sales prices of our common stock on the New York Stock Exchange on the date of grant of the awards. Detail regarding the assumptions used in the calculation of option award amounts is included in Note 23 — Employee Compensation and Benefit Plans to our audited financial statements for the fiscal year ended December 31, 2014, included in this Form 10-K.

(4)
The restricted stock award vests in three equal annual increments commencing April 28, 2015, so long as Mr. Bourque is an employee of the Company or a subsidiary of the Company at the time of each vesting. Mr. Bourque will not have any rights of a stockholder with respect to any of the shares subject to the restricted stock award until such shares are vested. The award does not contain a threshold or maximum payout amount.

(5)
One-fourth of the option award vests in four equal annual increments commencing April 28, 2015 (“time-based”); one-half of the option award vests in four equal annual increments commencing on the date as of which the stock price equals or exceeds $74.24 with a 20% or greater annualized rate of return in the stock price measured from the date of grant and one-fourth of the option award vests in four equal annual increments commencing on the date as of which the stock price equals or exceeds $111.36 with a 25% or greater annualized rate of return in the stock price measured from the date of grant (“performance-based”), so long as Mr. Bourque is an employee of the Company or a subsidiary of the Company at the time of each vesting. The award does not contain a threshold or maximum payout amount. If all of the performance conditions for the performance-based options are satisfied, Mr. Bourque would be entitled to purchase 100,000 shares underlying the option award. If none of the performance conditions is satisfied, Mr. Bourque would be entitled to purchase 25,000 shares underlying the option award.

(6)
The restricted stock award vests in three equal annual increments commencing May 14, 2015, so long as Mr. Hayes is an employee of the Company or a subsidiary of the Company at the time of each vesting. Mr. Hayes will not have any rights of a stockholder with respect to any of the shares subject to the restricted stock award until such shares are vested. The award does not contain a threshold or maximum payout amount.

(7)
One-fourth of the option award vests in four equal annual increments commencing May 14, 2015 (“time-based”); one-half of the option award vests in four equal annual increments commencing on the date as of which the stock price equals or exceeds $66.90 with a 20% or greater annualized rate of return in the stock price measured from the date of grant and one-fourth of the option award vests in four equal annual increments commencing on the date as of which the stock price equals or exceeds $100.35 with a 25% or greater annualized rate of return in the stock price measured from the date of grant (“performance-based”), so long as Mr. Hayes is an employee of the Company or a subsidiary of the Company at the time of each vesting. The award does not contain a threshold or maximum payout amount. If all of the performance conditions for the performance-based options are satisfied, Mr. Hayes would be entitled to purchase 60,000 shares underlying the option award. If none of the performance conditions is satisfied, Mr. Hayes would be entitled to purchase 15,000 shares underlying the option award.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information regarding outstanding equity awards at December 31, 2014 for the individuals named in the Summary Compensation Table.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(2)	Option Exercise Price(3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Ronald M. Faris	37,301	—	—	$4.84438	1/31/2015	$—	$—
	60,504	—	—	5.80844	3/8/2016	—	—
	84,861	—	—	7.15812	5/10/2017	—	—
	310,000	—	—	4.82028	7/14/2018	—	—
	620,000	—	—	4.82028	7/14/2018	—	—
	310,000	—	—	4.82028	7/14/2018	—	—

Michael R. Bourque, Jr.	—	25,000 (4)	—	$37.12000	4/28/2024	$ 10,000(5)	$151,000
	—	—	50,000 (6)	37.12000	4/28/2024	—	—
	—	—	25,000 (7)	37.12000	4/28/2024	—	—

John V. Britti	18,750	6,250 (8)	—	$16.17000	3/5/2022	$ —(11)	$37,500
	37,500	12,500 (9)	—	16.17000	3/5/2022	—(12)	18,750
	18,750	6,250(10)	—	16.17000	3/5/2022	—(13)	18,750

Timothy M. Hayes	—	15,000(14)	—	$33.45000	5/14/2024	$ 15,000(17)	$226,500
	—	—	30,000(15)	33.45000	5/14/2024	—	—
	—	—	15,000(16)	33.45000	5/14/2024	—	—

Arthur C. Walker, Jr.	3,125	9,375(18)	—	$51.70000	8/26/2023	$ 6,000(19)	$90,600
	—	—	25,000(20)	51.70000	8/26/2023	—	—
	—	—	12,500(21)	51.70000	8/26/2023	—	—

William C. Erbey(22)	47,872	—	—	$4.84438	1/31/2015	$—	$—
	69,805	—	—	5.80844	3/8/2016	—	—
	102,821	—	—	7.15812	5/10/2017	—	—
	600,000	—	—	4.82028	7/14/2018	—	—
	1,200,000	—	—	4.82028	7/14/2018	—	—
	600,000	—	—	4.82028	7/14/2018	—	—
	250,000	250,000	—	24.38000	8/21/2022	—	—
	250,000	250,000	—	24.38000	8/21/2022	—	—

(1)	Options awarded where, as of December 31, 2014, any applicable performance hurdles have been met but remain subject to time-based vesting criteria.

(2)	Options awarded where, as of December 31, 2014, the applicable performance hurdles have not been met.

(3)	Option exercise prices were adjusted for Ocwen stock options outstanding on or before the Altisource spin-off transaction completed on August 10, 2009 to reflect the value of Altisource.

(4)	Options vest in four equal installments on April 28, 2015, April 28, 2016, April 28, 2017 and April 28, 2018.

(5)	The number of shares of restricted stock shown vests in three equal installments on April 28, 2015, April 28, 2016 and April 28, 2017.

(6)	One-fourth vests upon achieving a stock price of $74.24 and compounded annual gain of 20% over the exercise price with the balance vesting one-fourth each subsequent anniversary.

(7)	One-fourth vests upon achieving a stock price of $111.36 and compounded annual gain of 25% over the exercise price with the balance vesting one-fourth each subsequent anniversary.

(8)	Options vest on November 29, 2015.

(9)	Options vest on September 5, 2015.

(10)	Options vest on October 24, 2015.

(11)
The restricted stock award vests on September 5, 2015. The number of shares to be issued pursuant to the award will be equal to the number of shares having a total value of $37,500 on the vesting date, based upon the average of the high and low sales prices per share on the relevant date; therefore, the number of shares to be issued pursuant to the award is not determinable until the applicable vesting date.

(12)
The restricted stock award vests on October 24, 2015. The number of shares to be issued pursuant to the award will be equal to the number of shares having a total value of $18,750 on the vesting date, based upon the average of the high and low sales prices per share on the relevant date; therefore, the number of shares to be issued pursuant to the award is not determinable until the applicable vesting date.

(13)
The restricted stock award vests on November 29, 2015. The number of shares to be issued pursuant to the award will be equal to the number of shares having a total value of $18,750 on the vesting date, based upon the average of the high and low sales prices per share on the relevant date; therefore, the number of shares to be issued pursuant to the award is not determinable until the applicable vesting date.

(14)	Options vest in four equal installments on May 14, 2015, May 14, 2016, May 14, 2017 and May 14, 2018.

(15)	One-fourth vests upon achieving a stock price of $66.90 and compounded annual gain of 20% over the exercise price with the balance vesting one-fourth each subsequent anniversary.

(16)	One-fourth vests upon achieving a stock price of $100.35 and compounded annual gain of 25% over the exercise price with the balance vesting one-fourth each subsequent anniversary.

(17)	The number of shares of restricted stock shown vests in three equal installments on May 14, 2015, May 14, 2016 and May 14, 2017.

(18)	Options vest in three equal installments on August 26, 2015, August 26, 2016 and August 26, 2017.

(19)	The number of shares of restricted stock shown vests in two equal installments on August 26, 2015 and August 26, 2016.

(20)	One-fourth vests upon achieving a stock price of $103.40 and compounded annual gain of 20% over the exercise price with the balance vesting one-fourth each subsequent anniversary.

(21)	One-fourth vests upon achieving a stock price of $155.10 and compounded annual gain of 25% over the exercise price with the balance vesting one-fourth each subsequent anniversary.

(22)	See “Retirement of Former Executive Chairman” below for additional information.
Option Exercises and Stock Vested During 2014
The following table provides information relating to the amounts realized on the exercise of options and the vesting of restricted stock during fiscal year 2014 for the individuals named in the Summary Compensation Table.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Ronald M. Faris	—	$—	—	$—
Michael R. Bourque, Jr.	—	—	—	—
John V. Britti	—	—	9,123	209,418
Timothy M. Hayes	—	—	—	—
Arthur C. Walker, Jr.	—	—	3,000	82,935
William C. Erbey	—	—	—	—

(1)	The dollar amounts shown in this column for stock awards are calculated based on the average of the high and low prices of our common stock on the applicable date of vesting.
Retirement of Former Executive Chairman
Effective as of January 16, 2015, Mr. Erbey stepped down as the Executive Chairman and as a member of the Board of Directors of the Company. Also on January 16, 2015, Mr. Erbey resigned as a director, officer and employee of OMS, and from any other position he held with the Company and its affiliates.
On January 16, 2015, the Compensation Committee of the Board approved, and the Board ratified, a Retirement Agreement by and between the Company, OMS and Mr. Erbey (the Retirement Agreement). The Compensation Committee of the Board retained Cook & Co. as its independent compensation consultant to provide advice in connection with the Retirement Agreement.
The Retirement Agreement provided for Mr. Erbey’s separation from the Company and its affiliates as described above. The Retirement Agreement included the following provisions in favor of the Company:

•	Mr. Erbey released the Company and its affiliates with respect to any employment-related claims.

•	Mr. Erbey agreed that he will not disclose any confidential information of the Company or its affiliates.

•	Mr. Erbey agreed that, for a period of 24 months after the Retirement Date, he will not engage in certain activities that are competitive with the Company and its affiliates.

•	Mr. Erbey agreed that, for a period of 24 months after the Retirement Date, he will not engage in certain activities that are competitive with the Company and its affiliates.

•	Mr. Erbey agreed that, for a period of 24 months after the Retirement Date, he will not solicit any employee or independent contractor of the Company or any of its affiliates.

•
Mr. Erbey agreed that, for a period of 24 months after the Retirement Date, he will not use trade secrets of the Company or any of its affiliates to solicit any customers, vendors, suppliers, licensors, lessors, joint venturers, associates, consultants, agents, or partners of the Company or any of its affiliates.

•
Mr. Erbey agreed that, following the Retirement Date, he will cooperate with the Company and its affiliates in connection with certain litigation and audit matters relating to his employment with, or service as a member of the Board of, the Company or any of its affiliates.

Provisions in favor of Mr. Erbey under the Retirement Agreement included the following:

•
OMS awarded Mr. Erbey an amount in lieu of an annual bonus of $377,624 for fiscal 2014, determined by OMS in a manner consistent with its determination of bonuses for 2014 for its other senior executives (2014 Payment).

•	OMS paid Mr. Erbey a $725,000 cash severance payment (the Lump Sum Severance Payment).

•	OMS paid Mr. Erbey $475,000 in lieu of certain relocation benefits (the Lump Sum Relocation Payment).

•	Mr. Erbey and his spouse will be entitled to continued medical coverage.

•
Mr. Erbey’s outstanding Company stock options became fully vested in connection with Mr. Erbey’s separation and retirement in accordance with the existing terms of the awards. The Retirement Agreement provided that Mr. Erbey’s outstanding Company stock options granted in 2008 and 2012 will continue to be exercisable for the balance of the original 10-year term of the awards. 750,000 of the Stock Options granted in 2012 will be fully vested and exercisable on the Retirement Date, and the remaining 250,000 will become vested and exercisable on their scheduled vesting dates (125,000 on August 21, 2015 and 125,000 on August 21, 2016).

•
Mr. Erbey was entitled to a 2015 dividend of $725,000 on his shares of OMS Class A Preferred Stock (the OMS Dividend). Promptly after payment of that dividend, OMS redeemed all of Mr. Erbey’s Class A Preferred Stock for $100, representing the purchase price and previously agreed redemption price of such stock pursuant to the terms of the OMS Preferred Stock Plan.

•	Mr. Erbey has certain rights to require the Company to file a registration statement on Form S-3 to register the resale of his shares of Company common stock (the Registration Rights).
The amounts of the 2014 Payment and the OMS Dividend are included in the Summary Compensation Table above as All Other Compensation for 2014 for Mr. Erbey given their nexus to 2014 services. The Lump Sum Severance Payment and Lump Sum Relocation Payment, as well as any other benefits referred to in the bullet points above, are not included as 2014 compensation for Mr. Erbey in the Summary Compensation Table because Mr. Erbey’s retirement occurred, and the Retirement Agreement was entered into, in 2015.
The Retirement Agreement also provided that, in the event it is determined in a final and unappealable order or judgment by a court of competent jurisdiction that Mr. Erbey engaged in a felony (other than a traffic violation) or breached his duty of loyalty to the Company or any of its affiliates (other than unintentionally) while he was employed by, or was an officer or director of, the Company or any of its affiliates, Mr. Erbey agreed to repay to OMS, upon demand by the Board, the Lump Sum Severance Payment, the Lump Sum Relocation Payment and the OMS Dividend. In addition, in the event of any such determination, the Company may terminate any then-outstanding Company stock options and any continued medical coverage, and will have no further obligations with respect to the Registration Rights.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership of Equity Securities
The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2015 (unless another date is indicated) by:

•	each of our directors and director nominees;

•	each named executive officer; and

•	all of our directors and current executive officers as a group.
Each of Ocwen’s directors, director nominees and named executive officers may be reached through Ocwen at 1661 Worthington Road, Suite 100, West Palm Beach, Florida 33409.

The following table also sets forth information with respect to each person known by Ocwen to own beneficially more than five percent of the outstanding shares of its common stock.
The table is based upon information supplied to us by directors, executive officers and principal shareholders and filings under the Securities Exchange Act of 1934, as amended. We have based our calculation of the percentage of beneficial ownership on 125,302,788 shares of our common stock outstanding as of March 27, 2015, unless otherwise noted.

Shares Beneficially Owned (1)
Name and Address of Beneficial Owner:	Beneficial Ownership of Our Common Stock	Percent of Our Common Stock
William C. Erbey(2) P.O. Box 25437 Christiansted, VI 00824	21,193,178	16.91%
Kingstown Capital Partners, LLC(3) 100 Park Avenue 21st Floor New York, N.Y. 10017	12,000,000	9.58%
Morgan Stanley(4) 1585 Broadway New York, N.Y. 10036	9,989,557	7.97%
The Goldman Sachs Group, Inc. (5) 200 West Street New York, N.Y. 10282	9,109,438	7.27%
Pennant Capital Management(6) One DeForest Avenue, Suite 200 Summit, N.J. 07901	8,909,964	7.11%
Highfields Capital Management L.P. (7) John Hancock Tower 200 Claredon Street, 59th Floor Boston, MA 02116	8,784,411	7.01%
FMR LLC(8) 245 Summer Street Boston, MA 02210	8,718,090	6.96%
Capital Research Global Investors(9) 333 South Hope Street Los Angeles, California 90071	8,423,763	6.72%
D. John Devaney(10) 240 Crandon Boulevard, Suite 167 Key Biscayne, FL 33149	8,015,100	6.40%
Putnam Investments LLC(11) One Post Office Square Boston, MA 02109	7,166,593	5.72%

Directors and Named Executive Officers:
Michael R. Bourque, Jr.	10,000	*
John V. Britti (12)	94,741	*
Phyllis R. Caldwell	2,373	*
Ronald M. Faris(13)	1,796,823	1.42%
Timothy M. Hayes(14)	16,000	*
Ronald J. Korn	24,639	*
William H. Lacy(15)	14,373	*
Robert A. Salcetti	10,016	*
DeForest B. Soaries Jr.(16)	—	*
Arthur C. Walker, Jr.	2,179	*
Barry N. Wish(17)	4,153,702	3.28%
All Current Directors and Executive Officers as a Group (13 persons)	6,124,846	4.83%

*	Less than 1%

(1)
For purposes of this table, an individual is considered the beneficial owner of shares of common stock if he or she has the right to acquire within 60 days of March 27, 2015 such common stock and directly or indirectly has or shares voting power or investment power, as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended. Unless otherwise indicated, each person has sole voting power and sole investment power with respect to the reported shares. No shares have been pledged as security by the named executive officers or directors.

(2)
Based solely on information contained in a Schedule 13D/A filed with the Securities and Exchange Commission on March 4, 2015 reporting securities deemed to be beneficially owned as of January 16, 2015. Includes 5,409,704 shares held by Erbey Holding Corporation (Erbey Holdings), a corporation wholly-owned by William C. Erbey. Also includes 2,440,000 shares held by Caritas Partners LLC, a Delaware limited liability company with Mr. William C. Erbey, his spouse, E. Elaine Erbey, and Caritas Charitable Remainder Trust as members. Also includes 10,020,852 shares held by Salt Pond Holdings, LLC (Salt Pond), a United States Virgin Islands limited liability company, of which the members are William C. Erbey, his spouse, E. Elaine Erbey and Erbey Holding Corporation. Salt Pond is owned by Mr. Erbey (56.291%), Mrs. Erbey (24.284%) and Erbey Holdings (19.425%). Also includes options to acquire 3,322,622 shares which are exercisable on or within 60 days from January 16, 2015.

(3)
Based solely on information contained in a Schedule 13D filed with the Securities and Exchange Commission on February 2, 2015, reporting securities deemed to be beneficially owned as of February 2, 2015, by Kingstown Capital Partners, LLC, A Delaware limited partnership (Kingstown Capital), Kingstown Management GP LLC, a Delaware limited liability company (Kingstown Management), Kingstown Capital Partners, LLC, a Delaware limited liability company (General Partner), Kingstown Partners Master Ltd., a Cayman Islands corporation (Master Fund), Kingstown Partners II, L.P., a Delaware limited partnership (Fund II), Ktown, LP, a Delaware limited partnership (Ktown, and together with Master Fund and Fund II, the Funds), Michael Blitzer and Guy Shanon. General Partner is the general partner of each of the Funds. Kingstown Capital is the investment manager of each of the Funds. Kingstown Management is the general partner of Kingstown Capital. Each of Mr. Blitzer and Mr. Shanon is a managing member of Kingstown Management. By virtue of these relationships, each of General Partner, Kingstown Capital, Kingstown Management, Mr. Blitzer and Mr. Shanon may be deemed to beneficially own the Shares owned by the Funds. Master Fund owned directly 8,713,381 Shares, constituting approximately 6.9% of the Shares outstanding, Fund II owned directly 1,486,146 Shares, constituting approximately 1.2% of the Shares outstanding and Ktown owned directly 1,800,473 Shares, constituting approximately 1.4% of the Shares outstanding. By virtue of their respective relationships with the Funds, each of General Partner, Kingstown Capital, Kingstown Management and Messrs. Blitzer and Shanon may be deemed to beneficially own the Shares owned directly by the Funds. Each of Master Fund, General Partner, Kingstown Capital, Kingstown Management, Mr. Blitzer and Mr. Shanon has shared voting and dispositive power over the Shares owned directly by Master Fund. Each of Ktown, General Partner, Kingstown Capital, Kingstown Management, Mr. Blitzer and Mr. Shanon has shared voting and dispositive power over the Shares owned directly by Ktown. Each of Fund II, General Partner, Kingstown Capital, Kingstown Management, Mr. Blitzer and Mr. Shanon has shared voting and dispositive power over the Shares owned directly by Fund II.

(4)
Based solely on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 5, 2015, reporting securities deemed to be beneficially owned as of December 31, 2014, by Morgan Stanley and Morgan Stanley Capital Services LLC. Pursuant to the Schedule 13G, Morgan Stanley has sole voting power over 9,965,791 of these shares, shared voting power over 22,331of these shares and shared dispositive power over 9,989,557 of these shares. Morgan Stanley Capital Services LLC has sole voting power and shared dispositive power over 9,651,714 of these shares.

(5)
Based solely on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2015, reporting securities deemed to be beneficially owned as of December 31, 2014, by The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. Pursuant to the Schedule 13G, both Goldman Sachs Group, Inc. and Goldman, Sachs & Co. have shared voting and shared dispositive power over 9,109,438 of these shares.

(6)
Based solely on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 17, 2015, reporting securities deemed to be beneficially owned as of December 31, 2014, by Alan Fournier c/o Pennant Capital Management, LLC, Pennant Capital Management, LLC and Pennant Windward Master Fund, L.P. Pursuant to the Schedule 13G/A, both Alan Fournier c/o Pennant Capital Management, LLC and Pennant Capital Management, LLC have shared voting and shared dispositive power over 8,909,964 of these shares. Pursuant to the Schedule 13G/A, Pennant Windward Master Fund, L.P. has shared voting and shared dispositive power over 6,568,966 of these shares.

(7)
Based solely on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2015, reporting securities deemed to be beneficially owned as of December 31, 2014, by Highfields Capital Management LP, Highfields GP LLC and Jonathan S. Jacobson (collectively, the Filing Parties). Pursuant to the Schedule 13G, each of the Filing Parties has sole voting and sole dispositive power over 8,784,411 of these shares.

(8)
Based solely on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2015, reporting securities deemed to be beneficially owned as of December 31, 2014, by FMR LLC, Edward C. Johnson 3rd and Abigail P. Johnson. Edward C. Johnson 3d is a Director and the Chairman of FMR LLC and Abigail P. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC.

Members of the family of Edward C. Johnson 3d, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC.
Neither FMR LLC nor Edward C. Johnson 3d nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (Fidelity Funds) advised by Fidelity Management & Research Company (FMR Co), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds' Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds' Boards of Trustees.

(9)
Based solely on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2015, reporting securities deemed to be beneficially owned as of December 31, 2014, by Capital Research Global Investors, a division of Capital Research and Management Company (CRMC), as a result of CRMC acting as investment adviser to various investment companies. According to the Schedule 13G, Capital Research Global Investors has sole voting power and sole dispositive power over these shares.

(10)
Based solely on information contained in a Schedule 13G filed with the Securities and Exchange Commission on March 20, 2015, reporting securities deemed to be beneficially owned as of March 10, 2015, by D. John Devaney (Devaney), United Aviation Holdings, Inc. (UAHI), United Capital Markets Holdings, Inc. (UCMHI) and United Real Estate Ventures, Inc. (UREVI). Pursuant to the Schedule 13G, UCMHI is not the owner of record of any of these shares. However, because Devaney controls UREVI and UCMHI, and UAHI is a wholly-owned subsidiary of UCMHI, Devaney may be deemed to be the beneficial owner of 6,965,700 of these shares that are owned of record by UREVI and UAHI. Devaney may also be deemed to be the beneficial owner of 1,049,400 of these shares controlled through retirement accounts. Pursuant to the Schedule 13G: (i) Devaney has sole voting and sole dispositive power over 1,036,400 of these shares, and shared voting and shared dispositive power over 6,978,700 of these shares; (ii) UAHI and UCMHI have shared voting and shared dispositive power over 3,738,000 of these shares; and (iii) UREVI has shared voting and shared dispositive power over 3,227,700 of these shares.

(11)
Based solely on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2015, reporting securities deemed to be beneficially owned as of December 31, 2014, by Putnam Investments, LLC (PI), Putnam Investment Management, LLC (PIM) and The Putnam Advisory Company, LLC (PAC). PI, wholly owns PIM, which is the investment advisor to the Putnam family of mutual funds, and PAC, which is the investment advisor to Putnam’s institutional clients. Both subsidiaries have dispositive power over these shares as investment managers. In the case of shares held by the Putnam mutual funds managed by PIM, the mutual funds, through their boards of trustees, have voting power. PAC has shared voting power over the shares held by its institutional clients. . Pursuant to the Schedule 13G: (i) PI has sole voting power over 28,414 of these shares and sole dispositive power over 7,166,593 of these shares; (ii) PIM has sole voting power over 1,100 of these shares and sole dispositive power over 7,134,754 of these shares; and (iii) PAC has sole voting power over 27,314 of these shares and sole dispositive power over 31,839 of these shares.

(12)	Includes options to acquire 75,000 shares which are exercisable on or within 60 days from March 27, 2015.

(13)	Includes options to acquire 1,385,365 shares which are exercisable on or within 60 days from March 27, 2015. Also includes 106,091 shares jointly held by Mr. and Mrs. Ronald M. Faris.

(14)	Includes 1,000 shares jointly held by Mr. and Mrs. Timothy M. Hayes.

(15)
Does not include 28,254 vested restricted share units credited to William H. Lacy pursuant to the terms of the Deferral Plan for Directors, which are not settleable until the six-month anniversary of the director’s termination of service.

(16)
Does not include 2,373 vested restricted share units credited to DeForest B. Soaries Jr. pursuant to the terms of the Deferral Plan for Directors, which are not settleable until the six-month anniversary of the director’s termination of service.

(17)
Includes 3,885,591 shares held by Wishco, Inc., a corporation controlled by Barry N. Wish pursuant to his ownership of 93% of the common stock thereof, 238,111 held personally and 30,000 shares held by the Barry Wish Family Foundation, Inc., a charitable foundation of which Mr. Wish is a director.

Beneficial Ownership of Equity Securities of Subsidiary
The following table sets forth certain information regarding the beneficial ownership of preferred stock of our subsidiary, Ocwen Mortgage Servicing, Inc. (such stock, OMS Preferred Stock), as of March 27, 2015 by (i) each of our directors, (ii) each named executive officer and (iii) all of our directors and current executive officers as a group. OMS Preferred Stock is non-voting, except as required by law, non-participating and non-transferrable. See “OMS Preferred Stock Plan” under “Compensation Discussion and Analysis” above for additional detail on OMS Preferred Stock.

Shares Beneficially Owned
Name and Address of Beneficial Owner:	Title of Class	Amount of Beneficial Ownership	Percent of Class (as of March 27, 2015)
John V. Britti	—	—	*
Michael R. Bourque, Jr.	Class I Preferred	1,000	100%
Phyllis R. Caldwell	—	—	*
Ronald M. Faris	—	—	*
Timothy M. Hayes	Class D Preferred	1,000	100%
Ronald J. Korn	—	—	*
William H. Lacy	—	—	*
Robert A. Salcetti	—	—	*
DeForest B. Soaries Jr.	—	—	*
Arthur C. Walker, Jr.	Class B Preferred	1,000	100%
Barry N. Wish	—	—	*
All Directors and Executive Officers as a Group (16 persons)	Class B Preferred	1,000	100%
All Directors and Executive Officers as a Group (16 persons)	Class D Preferred	1,000	100%
All Directors and Executive Officers as a Group (16 persons)	Class I Preferred	1,000	100%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In February 2015, our Board of Directors adopted our Related Party Transactions Approval Policy (the “Policy”), which sets forth the Company’s policies and procedures for the review, approval and monitoring of Related Party Transactions (which, as defined in the Policy, includes transactions involving Ocwen and (i) certain related companies, (ii) directors and executive officers or their immediate family members or (iii) shareholders owning 5% or greater of the Company’s outstanding stock). The policy and procedures are not limited to Related Party Transactions that meet the threshold for disclosure under the relevant Securities and Exchange Commission rules. Our written Code of Business Conduct and Ethics, which is available at www.ocwen.com, also includes policies and procedures that broadly cover any situation in which a conflict of interest may arise.
The Board of Directors has established the Independent Review Committee (the “Committee”) to provide independent review, approval and oversight of Related Party Transactions as required under the Policy.
In connection with the review and approval of a Related Party Transaction, the Committee is provided with the pertinent details of the proposed Related Party Transaction, including the terms of the transaction, the business purpose of the transaction, and the perceived benefits to Ocwen. In considering a transaction, the Committee considers all relevant factors including (i) whether the transaction is in the best interests of Ocwen; (ii) whether there are any alternatives to the Related Party Transaction; (iii) whether the Related Party Transaction is on terms comparable to those available to third parties; (iv) the potential for the Related Party Transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts, (v) the overall fairness of the Related Party Transaction to Ocwen and (vi) any impact, positive or negative, on borrowers or mortgage loan investors. The Committee may request or require members of management to make certain modifications to a proposed Related Party Transaction prior to its approval.
The Policy supplements and codifies the previous framework of policies, procedures and practices employed by the Company to avoid potential conflicts of interest with related parties. Under the previous framework, related persons were required to obtain the approval of the Audit Committee for any transaction or situation that may have posed a conflict of interest. Any situation that potentially involved a conflict of interest was required to be disclosed to the Company’s General Counsel who was required to assess the nature and extent of any concern and then recommend any follow up action, as needed. The General Counsel was required to notify the Chairman of the Board if any such situation required notice to, or approval of, the Audit Committee of the Board of Directors.
Relationship with Former Executive Chairman
Our former Executive Chairman, William C. Erbey, also formerly served as Chairman of the boards of directors of Altisource, HLSS, Residential and AAMC. As a result, he had obligations to us as well as to Altisource, HLSS, Residential and AAMC. As discussed above under “Retirement of Former Executive Chairman,” effective January 16, 2015, Mr. Erbey resigned as the Executive Chairman and as a member of the Board of Directors of the Company. Effective on that same date, the Compensation Committee approved, and the Board ratified, the Retirement Agreement. The Compensation Committee retained an independent compensation consultant to provide advice in connection with the Retirement Agreement. Mr. Erbey also resigned from the boards of Altisource, HLSS, Residential and AAMC on January 16, 2015. As of December 31, 2014, Mr. Erbey owned or controlled approximately 14% of our common stock, approximately 29% of the common stock of Altisource, approximately 1% of the common stock of HLSS, approximately 28% of the common stock of AAMC and approximately 4% of the common stock of Residential. At December 31, 2014, Mr. Erbey also held 3,620,498 options to purchase our common stock, of which 3,370,498 were exercisable. Mr. Erbey exercised 47,872 of those options in January 2015. On April 22, 2014, Mr. Erbey surrendered 1,000,000 of his options to purchase Ocwen common stock. At December 31, 2014, Mr. Erbey held 873,501 options to purchase Altisource common stock and 85,755 options to purchase AAMC common stock, all of which were exercisable. Even prior to his retirement, we did not consider Mr. Erbey to have a direct or indirect material interest under applicable Securities and Exchange Commission rules in our transactions with HLSS.
Relationship with Altisource
Since Altisource spun-off from Ocwen into a separate publicly traded company on August 10, 2009, our relationship has been governed by a number of agreements that set forth the terms of our business with Altisource.
On August 10, 2009 and October 1, 2012, we and OMS each entered into a Services Agreement, a Technology Products Services Agreement, an Intellectual Property Agreement and a Data Center and Disaster Recovery Services Agreement. Under the Services Agreements, Altisource provides various business process outsourcing services, such as valuation services and property preservation and inspection services, among other things. Altisource provides certain technology products and support services under the Technology Products Services Agreements and the Data Center and Disaster Recovery Services Agreements. These agreements expire August 31, 2025. Ocwen and Altisource have also entered into a master services agreement pursuant to which Altisource provides certain loan origination services to our lending subsidiaries, Homeward and Liberty, and a general referral agreement pursuant to which Ocwen receives referral fees which are paid out the commission that would otherwise be paid to Altisource as the selling broker in connection with real estate sales services provided by Altisource. In addition, under a Data Access and Services Agreement, we agreed to make available to Altisource certain data from Ocwen’s servicing portfolio in exchange for a per asset fee. Altisource has provided us a notice of termination with respect to this Data Access and Services Agreement and the agreement terminated on March 31, 2015.
Our business is currently dependent on many of the services and products provided by Altisource under these long-term agreements, many of which include renewal provisions. Our servicing platform runs on an information technology system that we license from Altisource. Our business is set up to run on this platform, and we have used it for years. If Altisource were to fail to fulfill its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, or if Altisource were to become unable to fulfill such obligations (for example, because it entered bankruptcy), our business and operations would suffer. In addition, if Altisource fails to develop and maintain its technology so as to provide us with a competitive platform, our business could suffer.
Ocwen and OMS have also each entered into a Support Services Agreement with Altisource setting forth certain services that we and Altisource may provide to each other in such areas as human resources, corporate services, Six Sigma, quality assurance, quantitative analytics, treasury, accounting, tax matters and strategic planning. These Support Services Agreements run through October 2017 and September 2018, respectively, with automatic one-year renewals thereafter. During the course of 2014 and early 2015, we reduced the services we and Altisource provide to each other under the Support Services Agreements. Beginning April 1, 2015, we anticipate that the only services that will regularly be provided are corporate services such as facilities management and mailroom support services and vendor procurement for information technology and facilities.
We sublease from Altisource 2,155 square feet of space on a month-to-month basis as our principal executive office in Atlanta, Georgia. Additionally, we sublease office space to Altisource at various locations, including space located in our West Palm Beach, Florida and Fort Washington, Pennsylvania offices. During 2014, Altisource assigned us a lease with respect to certain office space in Bangalore, India and, in connection with the assignment, we repaid Altisource for its previously posted security deposit instead of paying such deposit directly to the landlord and having the landlord repay that amount to Altisource.

For the year ended December 31, 2014, the Company generated revenues of $43.1 million under our agreements with Altisource, and we paid expenses of $101.5 million to Altisource. At December 31, 2014, the net amount payable to Altisource was $4.9 million.
Relationship with Residential
On December 21, 2012, we entered into a 15-year servicing agreement with Altisource Residential, L.P., the operating partnership of Residential, pursuant to which Ocwen will service residential mortgage loans acquired by Residential and provide loan modification, assisted deed-in-lieu, assisted deed-for-lease and other loss mitigation programs. The total fees earned by us under this agreement are dependent upon the number and type of acquired residential mortgage loans that we service pursuant to the agreement. At December 31, 2014, we serviced loans with a UPB of approximately $3.7 billion under this agreement.
On October 8, 2013, we entered into a Time Sharing Agreement with Residential pursuant to which we agreed to make our corporate plane available, on a time sharing basis, to Residential for air travel from time to time. Under the Time Sharing Agreement, Residential will pay us of the sum of certain of our direct expenses of operating the plane plus an additional charge equal to 100% of our expenses for fuel, oil, lubricants and other additives. Accordingly, the amount actually charged by us in any period will directly correlate to Residential’s use of the aircraft in that period.
For the year ended December 31, 2014, we generated revenues of $15.7 million under our agreements with Residential. At December 31, 2014, the net amount receivable from Residential was $0.1 million.
Relationship with AAMC
On December 31, 2013, we entered into a support services agreement with AAMC pursuant to which we will provide business development, analytical and consulting and administrative services to AAMC. The support services agreement may be terminated by either party with a month’s prior notice.
We sublease office space to AAMC in Frederiksted, USVI. This sublease expires June 30, 2017, with an option to extend the sublease for an additional five years if we elect to extend our lease.
For the year ended December 31, 2014, we generated revenues of $1.2 million under our agreements with AAMC.
Relationship with HLSS
Prior to the sale of substantially all of its assets to NRZ on April 6, 2015, HLSS acquired Rights to MSRs and related servicing advances from us, and assumed the obligation to fund new servicing advances in respect of the Rights to MSRs. On April 6, 2015, HLSS MSR-EBO Acquisition, LLC, a subsidiary of NRZ, entered into a transaction to acquire substantially all of the assets of HLSS including HLSS Holdings, LLC, and Ocwen entered into a consent to this transfer and amendment of its agreements with NRZ.
During 2014, Ocwen and HLSS were parties to a Professional Services Agreement under which they provided each other certain professional services including valuation analysis of potential MSR acquisitions, treasury management services and other similar services, licensing and regulatory compliance support services and risk management services. No services are currently provided under this agreement.
On March 3, 2014, in the first Ginnie Mae EBO Transaction, Ocwen sold Ginnie Mae EBO Loans and transferred the related servicing advances to HLSS Mortgage for $612.3 million. On May 2, 2014, in connection with the second Ginnie Mae EBO Transaction, we transferred $20.2 million of advances to HLSS SEZ LP. At December 31, 2014, Ocwen serviced EBO Loans with a UPB of approximately $447.5 million for HLSS. See Note 6 - Loans Held for Sale for additional information.
On June 26, 2014, we entered into a mortgage loan servicing agreement with HLSS Mortgage LP, which acquired the mortgage loans from a third party unrelated to Ocwen. Additional mortgage loans subsequently acquired by HLSS Mortgage LP were added under this agreement. At December 31, 2014, Ocwen serviced loans with a UPB of approximately $434.2 million under this agreement.
For the year ended December 31, 2014, the Company generated revenues of $1.3 million under agreements with HLSS prior to the sale of its assets. We paid expenses of $1.7 million to HLSS during 2014. At December 31, 2014, the net amount receivable from HLSS was $7.9 million.
Relationship with Former Owner of Homeward
As consideration for the Homeward acquisition, we paid an aggregate purchase price of $765.7 million, of which $603.7 million was paid in cash and $162.0 million was paid in 162,000 preferred shares issued to certain private equity funds managed by WL Ross & Co. LLC (the “Funds”), that pay a dividend of 3.75% per annum on a quarterly basis. Each preferred share, together with any accrued and unpaid dividends, may be converted at the option of the holder into shares of common stock at a conversion price equal to $31.79. Mr. Ross is the Chairman and Chief Executive Officer of WL Ross & Co. LLC and

Invesco Private Capital, Inc. and the managing member of El Vedado, LLC, each of which directly or indirectly controls or manages the Funds. Mr. Ross became a director of Ocwen in March 2013 and resigned in November 2014. On September 23, 2013, the Funds exercised their right to convert 100,000 of the Preferred Shares into 3,145,640 shares of common stock. On the same date, we repurchased the shares of common stock from the Funds for $157.9 million. On July 14, 2014, the Funds elected to convert the remaining 62,000 shares into 1,950,296 shares of common stock. On the same date, Ocwen repurchased all of the converted shares of common stock for $72.3 million.
Independence of Directors
Our Corporate Governance Guidelines provide that a majority of our Board of Directors must be independent in accordance with the listing standards of the New York Stock Exchange.
Our Nomination/Governance Committee and the Board of Directors review upon appointment and annually the direct and indirect relationships that each director has with Ocwen based in part on responses provided by our directors to a questionnaire that incorporates the independence standards established by the New York Stock Exchange. Only those directors who satisfy the independence standards and who are determined by our Board of Directors to have no material relationship with Ocwen (either directly or as a partner, shareholder or officer of an organization that has a relationship with Ocwen) are considered independent. Following the Nomination/Governance Committee’s review and findings, the Nomination/Governance Committee and our Board of Directors has determined that each of Ms. Caldwell and Messrs. Korn, Lacy, Salcetti, Soaries and Wish are independent directors. Our Board of Directors also previously determined that Wilbur R. Ross, Jr., who resigned as a director on our Board of Directors in November 2014, was an independent director during the period he served on our Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Report of the Audit Committee
The Audit Committee of the Board of Directors has:

•	Reviewed and discussed with management Ocwen’s audited financial statements as of and for the year ended December 31, 2014;

•
Discussed with Deloitte & Touche LLP, Ocwen’s independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and

•
Received and reviewed the written disclosures and the letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered certified public accounting firm’s communications with the Audit Committee concerning independence and discussed with Deloitte & Touche LLP their independence.

In reliance on the review and discussion referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in Ocwen’s annual report on Form 10-K for the year ended December 31, 2014.
The Audit Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.ocwen.com.

Audit Committee as of May 8, 2015:
Ronald J. Korn, Chairman
Robert A. Salcetti, Director
Barry N. Wish, Director
Deloitte & Touche LLP Fees
The following table shows the aggregate fees billed to Ocwen for professional services by Deloitte & Touche LLP for fiscal years 2014 and 2013:

	2014	2013
Audit Fees	$4,525,770	$2,478,750
Audit Related Fees	—	—
Tax Fees	1,375,988	784,000
All Other Fees	330,000	208,704
Total	$6,231,758	$3,471,454

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of Ocwen’s consolidated financial statements for fiscal years 2014 and 2013, for the reviews of the financial statements included in Ocwen’s quarterly reports on Form 10-Q during fiscal years 2014 and 2013 and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the relevant fiscal years.
Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for tax compliance, tax planning and tax advice.
All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent registered public accounting firm that are not reported above under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.” This also includes fees for assisting management to document the reorganization of certain subsidiaries.
The Audit Committee considered the compatibility of the non-audit-related services provided by and fees paid to Deloitte & Touche LLP in 2014 and the proposed services for 2015 and determined that such services and fees are compatible with the independence of Deloitte & Touche LLP.
Audit Committee Pre-Approval Policy. The Audit Committee has adopted a policy for the pre-approval of all audit and permitted non-audit services to be performed by the independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. Pursuant to the policy, general pre-approval is granted for certain services, including certain audit, audit-related, tax and other services, for a term of 12 months, unless the Audit Committee specifically provides for a different term. Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval pursuant to the policy, it will require specific pre-approval by the Audit Committee. All services performed by Deloitte & Touche in 2014 were pre-approved in accordance with the pre-approval policy.
The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee has delegated such pre-approval authority to the Chairman of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.
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

2.9	Repurchase Letter Agreement, dated as of September 23, 2013, by and among Ocwen Financial Corporation and the holders of Series A Perpetual Convertible Preferred Stock party thereto (9)
3.1	Amended and Restated Articles of Incorporation (10)
3.2	Articles of Amendment to Articles of Incorporation (26)
3.3	Articles of Amendment to Articles of Incorporation (26)
3.4	Articles of Amendment to Articles of Incorporation (11)
3.5	Articles of Correction (11)
3.6	Articles of Amendment to Articles of Incorporation, Articles of Designation, Preferences and Rights of Series A Perpetual Convertible Preferred Stock (12)
3.7	Amended and Restated Bylaws of Ocwen Financial Corporation (13)
4.1	Form of Certificate of Common Stock (10)
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 10.53 and 10.54
10.1*	Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (14)
10.2*	Ocwen Financial Corporation 1998 Annual Incentive Plan, as amended (15)
10.3*	Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (16)
10.4*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (17)
10.5*	Ocwen Financial Corporation 2007 Equity Incentive Plan, dated May 10, 2007 (18)
10.6*	Ocwen Mortgage Servicing, Inc. Amended and Restated 2013 Preferred Stock Plan (26)
10.7	Tax Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.8	Employee Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.9	Technology Products Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.10	Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.11	Data Center and Disaster Recovery Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.12	Intellectual Property Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.13	Support Services Agreement, dated as of August 10, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (19)
10.14	Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (20)
10.15	Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (20)
10.16	Data Center and Disaster Recovery Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (20)
10.17	Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (20)
10.18	First Amendment to Support Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (20)
10.19	First Amendment to Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (20)
10.20	First Amendment to Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (20)
10.21	First Amendment to Data Center and Disaster Recovery Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (20)

10.22	First Amendment to Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (20)
10.23	Second Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (8)
10.24	Second Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation Altisource Solutions S.à r.l. (8)
10.25	Second Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (8)
10.26	Second Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (8)
10.27	First Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (8)
10.28	First Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (8)
10.29	First Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (8)
10.30	First Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (8)
10.31	Third Amendment to Services Agreement, dated as of July 24, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (26)
10.32	Second Amendment to Services Agreement dated July 24, 2013 by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (26)
10.33	First Amended and Restated Support Services Agreement dated September 12, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (26)
10.34	Agreement dated as of April 12, 2013 by and among Altisource Solutions S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (21)
10.35	Master Servicing Rights Purchase Agreement, dated October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (26)
10.36	Sale Supplement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (4)
10.37	Master Subservicing Agreement, dated October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (26)
10.38	Subservicing Supplement, dated February 10, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (4)
10.39	Professional Services Agreement, dated February 10, 2012, between Ocwen Financial Corporation, together with its subsidiaries and affiliates, and HLSS Management, LLC (4)
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
10.42
Amendment, dated as of September 30, 2013, to the Sale Supplement, dated as of July 1, 2013, to the Master Servicing Rights Purchase Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (23)

10.43
Amendment, dated as of September 30, 2013, to the Subservicing Supplement, dated as of July 1, 2013, to the Master Subservicing Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings LLC (23)

10.44
Amendment, dated as of February 4, 2014, to the Sale Supplement dated as of July 1, 2013, the Sale Supplement dated February 10, 2012 and various other sale supplements, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (26)

10.45
Amendment, dated as of February 4, 2014, to the Subservicing Supplement dated as of July 1, 2013, the Subservicing Supplement dated as of February 10, 2012 and various other subservicing supplements, among Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (26)

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

10.51*	Description of USVI Relocation Package of Ocwen Mortgage Servicing, Inc. (27)
10.52*	Surrender of Stock Options, dated as of April 22, 2014, between Ocwen Financial Corporation and William C. Erbey (28)
10.53	Indenture, dated as of May 12, 2014, between Ocwen Financial Corporation and The Bank of New York Mellon Trust Company, N.A. (29)
10.54	Registration Rights Agreement, dated May 12, 2014, between Ocwen Financial Corporation and Barclays Capital Inc.(29)
10.55	Repurchase Letter Agreement, dated as of July 14, 2014, by and among Ocwen Financial Corporation and the holders of Series A Perpetual Convertible Preferred Stock party thereto (30)
10.56
Consent Order pursuant to New York Banking Law §44, dated December 19, 2014, between Ocwen Financial Corporation, Ocwen Loan Servicing, LLC, and the New York State Department of Financial Services (31)

10.57	Retirement Agreement, dated as of January 16, 2015, by and among Ocwen Financial Corporation, Ocwen Mortgage Servicing, Inc. and William C. Erbey. (32)
10.58
Amendment No. 2 to Senior Secured Term Loan Facility Agreement, dated as of March 2, 2015, by and among Ocwen Loan Servicing, LLC, as Borrower, Ocwen Financial Corporation, as Parent, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (33)

10.59	Form of Indemnification Agreement (34)
10.60	Form of Undertaking to Repay Advancement of Indemnification Expenses (34)
10.61	Amendment No. 2 to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of April 6, 2015 (35)
10.62
Amendment No. 3 to Senior Secured Term Loan Facility Agreement, dated as of April 17, 2015, by and among Ocwen Loan Servicing, LLC, as Borrower, Ocwen Financial Corporation, as Parent, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (36)

11.1	Computation of earnings per share (37)
12.1	Ratio of earnings to fixed charges (filed herewith)
21.1	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
99.1	Consent Judgment dated February 26, 2014 of the United States District Court for the District of Columbia (26)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	Management contract or compensatory plan or agreement.

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

(15)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2003 Annual Meeting of Shareholders as filed with the SEC on March 28, 2003.

(16)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

(17)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(18)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2007 Annual Meeting of Shareholders as filed with the SEC on March 30, 2007.

(19)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on August 16, 2012.

(20)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on October 5, 2012.

(21)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on April 18, 2013.

(22)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on July 8, 2013.

(23)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.

(24)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on February 19, 2013.

(25)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on September 24, 2013.

(26)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(27)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014.

(28)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014.

(29)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on May 13, 2014.

(30)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on July 14, 2014.

(31)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on December 22, 2014.

(32)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on January 20, 2015.

(33)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on March 3, 2015.

(34)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on March 26, 2015.

(35)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on April 6, 2015.

(36)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on April 20, 2015.

(37)	Incorporated by reference from “Note 22 — Basic and Diluted Earnings (Loss) per Share” on page F-55 of our Consolidated Financial Statements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Ronald M. Faris
Ronald M. Faris
President and Chief Executive Officer (duly authorized representative)
Date: May 11, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Barry N. Wish	Date: May 11, 2015
Barry N. Wish,
Chairman of the Board of Directors

/s/ Ronald M. Faris	Date: May 11, 2015
Ronald M. Faris,
President, Chief Executive Officer and Director (principal executive officer)

/s/ Ronald J. Korn	Date: May 11, 2015
Ronald J. Korn, Director

/s/ William H. Lacy	Date: May 11, 2015
William H. Lacy, Director

/s/ Robert A. Salcetti	Date: May 11, 2015
Robert A. Salcetti, Director

/s/ Phyllis R. Caldwell	Date: May 11, 2015
Phyllis R. Caldwell, Director

/s/ DeForest Blake Soaries, Jr.	Date: May 11, 2015
DeForest Blake Soaries, Jr., Director

/s/ Michael R. Bourque, Jr.	Date: May 11, 2015
Michael R. Bourque, Jr.,
Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Catherine M. Dondzila	Date: May 11, 2015
Catherine M. Dondzila, Senior Vice President and Chief Accounting Officer (principal accounting officer)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2014

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ocwen Financial Corporation:
We have audited the accompanying consolidated balance sheets of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects the financial position of Ocwen Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1A to the consolidated financial statements, the Company is facing certain challenges and uncertainties that could have significant adverse effects on its business. Management’s plans with regard to these matters are also discussed in Note 1A to the consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 11, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ocwen Financial Corporation:
We have audited the internal control over financial reporting of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated May 11, 2015 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding certain challenges and uncertainties that could have significant adverse effects on its business.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
May 11, 2015

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2014	December 31, 2013
Assets
Cash	$129,473	$178,512
Mortgage servicing rights ($93,901 and $116,029 carried at fair value)	1,913,992	2,069,381
Advances	893,914	890,832
Match funded advances	2,409,442	2,552,383
Loans held for sale ($401,120 and $503,753 carried at fair value)	488,612	566,660
Loans held for investment - reverse mortgages, at fair value	1,550,141	618,018
Goodwill	—	420,201
Receivables, net	270,596	152,516
Deferred tax assets, net	76,987	115,571
Premises and equipment, net	43,310	53,786
Other assets ($7,335 and $0 carried at fair value)	490,811	309,143
Total assets	$8,267,278	$7,927,003

Liabilities, Mezzanine Equity and Equity
Liabilities
Match funded liabilities	$2,090,247	$2,364,814
Financing liabilities ($2,058,693 and $1,249,380 carried at fair value)	2,258,641	1,266,973
Other secured borrowings	1,733,691	1,777,669
Senior unsecured notes	350,000	—
Other liabilities	793,534	644,595
Total liabilities	7,226,113	6,054,051

Commitments and Contingencies (Note 27 and Note 28)

Mezzanine Equity
Series A Perpetual Convertible Preferred stock, $.01 par value; 200,000 shares authorized; 62,000 shares issued and outstanding at December 31, 2013	—	60,361

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 125,215,615 and 135,176,271 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,252	1,352
Additional paid-in capital	515,194	818,427
Retained earnings	530,361	1,002,963
Accumulated other comprehensive loss, net of income taxes	(8,413)	(10,151)
Total Ocwen stockholders’ equity	1,038,394	1,812,591
Non-controlling interest in subsidiaries	2,771	—
Total equity	1,041,165	1,812,591
Total liabilities, mezzanine equity and equity	$8,267,278	$7,927,003

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Revenue
Servicing and subservicing fees	$1,894,175	$1,823,559	$804,407
Gain on loans held for sale, net	134,297	121,694	215
Other revenues	82,853	93,020	40,581
Total revenue	2,111,325	2,038,273	845,203

Operating expenses
Compensation and benefits	415,530	442,777	122,341
Goodwill impairment loss	420,201	—	—
Amortization of mortgage servicing rights	250,375	282,781	72,897
Servicing and origination	202,739	112,127	25,542
Technology and communications	167,053	140,466	45,362
Professional services	326,667	123,886	29,213
Occupancy and equipment	109,179	105,145	47,044
Other operating expenses	143,464	94,112	21,508
Total operating expenses	2,035,208	1,301,294	363,907

Income from operations	76,117	736,979	481,296

Other income (expense)
Interest income	22,991	22,355	8,329
Interest expense	(541,757)	(395,586)	(223,455)
Gain (loss) on extinguishment of debt	2,609	(8,681)	(2,167)
Other, net	(3,119)	(2,588)	(6,495)
Total other expense, net	(519,276)	(384,500)	(223,788)

Income (loss) before income taxes	(443,159)	352,479	257,508
Income tax expense	26,396	42,061	76,585
Net income (loss)	(469,555)	310,418	180,923
Net income attributable to non-controlling interests	(245)	—	—
Net income (loss) attributable to Ocwen stockholders	(469,800)	310,418	180,923
Preferred stock dividends	(1,163)	(5,031)	(85)
Deemed dividends related to beneficial conversion feature of preferred stock	(1,639)	(6,989)	(60)
Net income (loss) attributable to Ocwen common stockholders	$(472,602)	$298,398	$180,778

Earnings (loss) per share attributable to Ocwen common stockholders
Basic	$(3.60)	$2.20	$1.35
Diluted	$(3.60)	$2.13	$1.31

Weighted average common shares outstanding
Basic	131,362,284	135,678,088	133,912,643
Diluted	131,362,284	139,800,506	138,521,279

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net income (loss)	$(469,555)	$310,418	$180,923

Other comprehensive income (loss), net of income taxes:
Change in deferred loss on cash flow hedges arising during the year (1)	—	(11,558)	(5,303)
Reclassification adjustment for losses on cash flow hedges included in net income (2)	1,734	7,843	6,753
Net change in deferred loss on cash flow hedges	1,734	(3,715)	1,450
Other	4	5	5
Total other comprehensive income (loss), net of income taxes	1,738	(3,710)	1,455

Comprehensive income (loss)	(467,817)	306,708	182,378
Comprehensive income attributable to non-controlling interests	(245)	—	—
Comprehensive income (loss) attributable to Ocwen stockholders	$(468,062)	$306,708	$182,378

(1)	Net of tax benefit of $0.8 million and $3.0 million for 2013 and 2012, respectively.

(2)
Net of tax benefit (expense) of $(0.2) million, $(3.6) million and $3.8 million for 2014, 2013 and 2012, respectively. These losses are reclassified to Other, net in the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2011	129,899,288	$1,299	$826,121	$523,787	$(7,896)	$—	$1,343,311
Net income	—	—	—	180,923	—	—	180,923
Discount – Preferred stock beneficial conversion feature	—	—	8,688	—	—	—	8,688
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(60)	—	—	(60)
Preferred stock dividends ($0.26 per share)	—	—	—	(85)	—	—	(85)
Conversion of 3.25% Convertible Notes	4,635,159	46	56,364	—	—	—	56,410
Exercise of common stock options	1,082,944	11	6,276	—	—	—	6,287
Equity-based compensation and other	20,541	—	14,493	—	—	—	14,493
Other comprehensive income, net of income taxes	—	—	—	—	1,455	—	1,455
Balance at December 31, 2012	135,637,932	1,356	911,942	704,565	(6,441)	—	1,611,422
Net income	—	—	—	310,418	—	—	310,418
Preferred stock dividends ($37.29 per share)	—	—	—	(5,031)	—	—	(5,031)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(6,989)	—	—	(6,989)
Conversion of preferred stock	3,145,640	31	99,969	—	—	—	100,000
Repurchase of common stock	(4,271,347)	(42)	(217,861)	—	—	—	(217,903)
Exercise of common stock options	652,015	7	(2,612)	—	—	—	(2,605)
Equity-based compensation and other	12,031	—	26,989	—	—	—	26,989
Other comprehensive loss, net of income taxes	—	—	—	—	(3,710)	—	(3,710)
Balance at December 31, 2013	135,176,271	1,352	818,427	1,002,963	(10,151)	—	1,812,591
Net income (loss)	—	—	—	(469,800)	—	245	(469,555)
Preferred stock dividends ($18.75 per share)	—	—	—	(1,163)	—	—	(1,163)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(1,639)	—	—	(1,639)
Conversion of preferred stock	1,950,296	20	61,980	—	—	—	62,000
Repurchase of common stock	(12,370,692)	(124)	(382,363)	—	—	—	(382,487)
Exercise of common stock options	434,054	4	(74)	—	—	—	(70)
Equity-based compensation and other	25,686	—	17,224	—	—	—	17,224
Non-controlling interest in connection with the acquisition of a controlling interest in Ocwen Structured Investments, LLC	—	—	—	—	—	2,526	2,526
Other comprehensive income, net of income taxes	—	—	—	—	1,738	—	1,738
Balance at December 31, 2014	125,215,615	$1,252	$515,194	$530,361	$(8,413)	$2,771	$1,041,165

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$(469,555)	$310,418	$180,923
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment loss	420,201	—	—
Amortization of mortgage servicing rights	250,375	282,781	72,897
Amortization of debt issuance costs – senior secured term loan	5,139	4,395	3,718
Depreciation	21,910	24,245	5,720
Provision for bad debts	84,751	34,816	5,030
Gain on loans held for sale, net	(134,297)	(121,694)	(215)
Loss on deconsolidation of variable interest entities	—	—	3,167
Realized and unrealized losses on derivative financial instruments	2,643	14,336	4,294
(Gain) loss on extinguishment of debt	(2,609)	8,681	2,167
Loss (gain) on valuation of mortgage servicing rights, at fair value	22,068	(30,816)	(30)
Decrease (increase) in deferred tax assets, net	37,842	(21,125)	62,393
Equity-based compensation expense	10,729	5,648	2,934
Origination and purchase of loans held for sale	(7,430,340)	(9,678,038)	(172,262)
Proceeds from sale and collections of loans held for sale	7,345,730	9,468,627	243,434
Changes in assets and liabilities:
Decrease in advances and match funded advances	291,989	295,108	1,443,643
(Increase) decrease in receivables and other assets, net	(37,394)	224,543	(53,870)
(Decrease) increase in other liabilities	(94,508)	70,336	(2,593)
Other, net	27,850	(7,842)	14,504
Net cash provided by operating activities	352,524	884,419	1,815,854

Cash flows from investing activities
Cash paid to acquire ResCap Servicing Operations (a component of Residential Capital, LLC)	(54,220)	(2,289,709)	—
Net cash paid to acquire controlling interest in Ocwen Structured Investments, LLC	(7,833)	—	—
Cash paid to acquire Liberty Home Equity Solutions, Inc.	—	(26,568)	—
Net cash acquired in acquisition of Correspondent One S.A.	—	22,108	—
Cash paid to acquire Homeward Residential Holdings, Inc.	—	—	(524,213)
Distributions of capital from unconsolidated entities	6,572	1,300	3,226
Purchase of mortgage servicing rights, net	(22,488)	(987,663)	(180,039)
Acquisition of advances in connection with the purchase of mortgage servicing rights	(85,521)	(2,588,739)	(1,920,437)
Acquisition of advances in connection with the purchase of loans	(60,482)	—	—
Proceeds from sale of advances and match funded advances	1,054	3,842,537	2,824,645
Net proceeds from sale of diversified fee-based businesses to Altisource Portfolio Solutions, SA	—	210,793	—
Proceeds from sale of mortgage servicing rights	287	34,754	—
Proceeds from sale of advance financing subsidiary and special purpose entity	—	—	76,334
Proceeds from sale of beneficial interest in consolidated variable interest entities	—	—	3,020
Origination of loans held for investment - reverse mortgages	(816,881)	(609,555)	—
Principal payments received on loans held for investment - reverse mortgages	86,234	5,886	—
Additions to premises and equipment	(11,430)	(28,915)	(19,217)
Other	6,461	(1,207)	(449)
Net cash (used in) provided by investing activities	(958,247)	(2,414,978)	262,870

Cash flows from financing activities
Repayment of match funded liabilities	(274,567)	(167,931)	(1,665,330)
Proceeds from other secured borrowings	5,677,291	9,633,914	204,784
Repayments of other secured borrowings	(5,809,239)	(8,804,558)	(822,137)
Proceeds from issuance of senior unsecured notes	350,000	—	—
Payment of debt issuance costs	(6,835)	(25,758)	(1,052)
Proceeds from sale of mortgage servicing rights accounted for as a financing	123,551	447,755	320,381
Proceeds from sale of loans accounted for as a financing	783,009	604,991	—
Proceeds from sale of advances accounted for as a financing	88,981	—	—
Repurchase of common stock	(382,487)	(217,903)	—
Redemption of 10.875% Capital Securities	—	—	(26,829)
Payment of preferred stock dividends	(1,163)	(5,115)	—
Proceeds from exercise of common stock options	1,840	2,302	6,005
Other	6,303	21,244	(18,650)
Net cash provided by (used in) financing activities	556,684	1,488,941	(2,002,828)

Net (decrease) increase in cash	(49,039)	(41,618)	75,896
Cash at beginning of year	178,512	220,130	144,234
Cash at end of year	$129,473	$178,512	$220,130

Supplemental cash flow information
Interest paid	$560,208	$395,758	$219,825
Income tax payments, net	38,293	14,747	37,199

Supplemental non-cash investing and financing activities
Transfers of loans held for sale to loans held for investment	$110,874	$—	$—
Transfers of loans held for sale to real estate owned	8,808	4,775	999
Conversion of Series A preferred stock to common stock	62,000	100,000	—
Conversion of 3.25% Convertible Notes to common stock	—	—	56,410

Supplemental business acquisition information
Fair value of assets acquired
Cash	$—	$—	$(79,511)
Loans held for sale	—	—	(558,721)
Advances	—	(1,786,409)	(2,266,882)
Mortgage servicing rights	—	(401,314)	(360,344)
Deferred tax assets	—	—	(52,103)
Premises and equipment	—	(16,423)	(12,515)
Goodwill	—	(211,419)	(345,936)
Debt service accounts	—	—	(69,287)
Receivables and other assets	—	(2,989)	(27,765)
	—	(2,418,554)	(3,773,064)
Fair value of liabilities assumed
Match funded liabilities	—	—	1,997,459
Other secured borrowings	—	—	864,969
Accrued expenses and other liabilities	—	74,625	145,812
Total consideration	—	(2,343,929)	(764,824)
Issuance of preferred stock as consideration	—	—	162,000
Amount due to (from) seller for purchase price adjustments	—	54,220	(900)
Cash paid	—	(2,289,709)	(603,724)
Less cash acquired	—	—	79,511
Net cash paid	$—	$(2,289,709)	$(524,213)

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012
(Dollars in thousands, except per share data and unless otherwise indicated)

Note 1 — Organization
Ocwen Financial Corporation (NYSE: OCN) (Ocwen, we, us and our) is a financial services holding company which, through its subsidiaries, is engaged in the servicing and origination of mortgage loans. Ocwen is headquartered in Atlanta, Georgia with offices throughout the United States (U.S.) and in the United States Virgin Islands (USVI) with support operations in India and the Philippines. Ocwen is a Florida corporation organized in February 1988.
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
We originate, purchase, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government-insured (Federal Housing Authority (FHA) or Department of Veterans Affairs (VA)) forward and reverse mortgages. The GSEs or Ginnie Mae guarantee these securitizations.
Note 1A — Business Environment and Other Uncertainties
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, liquidity and financing activities. We may be adversely impacted by the following, among other things:

•	Failure to maintain sufficient liquidity to operate our servicing and lending businesses;

•	Failure to comply with covenants;

•	Downgrades in our third-party servicer ratings;

•	Regulatory actions against us; or

•	Our relationship with Home Loan Servicing Solutions, Ltd. (HLSS).

Liquidity
Our ability to finance servicing advances is a significant factor that affects our liquidity. Our use of advance facilities is integral to our servicing advance financing strategy, as these advance facilities are necessary for us to meet our daily advance funding obligations under our servicing agreements. Our advance funding facilities have a 364-day term and the revolving periods for all of our advance funding facilities end in 2015. At December 31, 2014, we had $2.1 billion outstanding under these facilities. In the event we are unable to renew, replace or extend one or more of these advance funding facilities, repayment of the outstanding balance must begin at the end of the respective revolving period. In addition, we use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. All of our master repurchase and participation agreements for financing new loan originations have 364-day terms and mature in 2015 under the same construct of 364-day facilities that are typically renewed annually. At December 31, 2014, we had $428.5 million outstanding under these financing arrangements.
We currently plan to renew, replace or extend all of these debt agreements consistent with our historical experience. We currently are in negotiations with our lenders for the renewal, replacement or extension of our debt arrangements that mature or begin amortization in 2015. We may also consider other capital markets transactions including, but not limited to, the sale and financing of advance receivables in the event we do not renew, replace or extend a portion or all of our existing advance financing facilities. We have entered into commitment letters to refinance certain of our debt agreements and extended certain facilities ahead of their scheduled maturity, as detailed below under “Recent Actions.” Our lenders’ obligations to fund under these commitment letters are subject to conditions precedent, some of which are outside our control. In the event we are unable to renew, replace or extend all of these debt agreements, we may not have adequate sources of funding for our business. Due to the significant level of cash requirements related to servicing advances, we may not have sufficient levels of liquidity to fund the operations without our advance facilities. We typically require significantly more liquidity to meet our advance funding obligations than our available cash on hand.
Covenants
Under the terms of our existing debt agreements, we are subject to various qualitative and quantitative covenants. These covenants include:

•	Financial covenants;

•	Covenants to operate in material compliance with applicable laws;

•
Restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock, transferring assets or making loans, investments or acquisitions;

•	Monitoring and reporting of various specified transactions or events, including specific reporting on defined events affecting collateral underlying certain debt agreements; and

•
Requirements to provide audited financial statements within specified timeframes, including a requirement under our SSTL that Ocwen’s financial statements and the related audit report be unqualified as to going concern. As described in “Recent Actions” below, we amended our SSTL in April 2015 to remove the requirement that Ocwen’s 2014 financial statements and the related audit report be unqualified as to going concern.

Financial covenants in our debt agreements require that we maintain, among other things:

•	a specified interest coverage ratio, which is defined under our SSTL as the ratio of trailing four quarter adjusted EBITDA to trailing four quarter interest expense (each as defined therein);

•	a specified corporate leverage ratio, which is defined under our SSTL as consolidated debt to trailing four quarter adjusted EBITDA (each as defined therein);

•	a specified consolidated total debt to consolidated tangible net worth ratio;

•	a specified loan to value ratio, as defined under our SSTL; and

•	specified levels of consolidated tangible net worth, liquidity and, at the OLS level, net operating income.
As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, noncompliance with our covenants, nonpayment of principal or interest, material misrepresentations, the occurrence of material adverse change, insolvency, bankruptcy, certain material judgments and changes of control. Covenants and defaults of this type are commonly found in debt agreements such as ours. Certain of these covenants and defaults are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies. Our lenders can waive their contractual rights in the event of a default.
In connection with certain of our secured borrowings, failure to provide audited financial statements timely constitutes a default. We did not provide audited financial statements for Homeward as of and for the year ended September 30, 2014, or for OLS and Liberty as of and for the year ended December 31, 2014, within the original contractually required timeframes. We received waivers of the resulting defaults from all applicable lenders through at least May 29, 2015.
OLS, Homeward and Liberty are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. As noted previously, we were unable to provide audited financial statements for OLS, Homeward and Liberty within the required timeframes. To date, none of these agencies has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at December 31, 2014. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on our business.

Servicer Ratings
Standard & Poor’s (S&P), Moody’s Investors Service (Moody’s), Fitch Ratings Inc. (Fitch) and Morningstar, Inc. (Morningstar) rate us as a mortgage servicer. Each of these rating agencies has downgraded our servicer rating within the last nine months. Additionally, three of these rating agencies currently have our ratings outlook as ‘negative’ or ‘on review for downgrade.’ Maintaining minimum ratings from these agencies are important to the conduct of our loan servicing and lending businesses. Further downgrades in servicer ratings could adversely affect our ability to finance servicing advances and maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.
In addition, out of approximately 4,100 non-Agency servicing agreements, approximately 700 with approximately $45.0 billion of UPB as of December 31, 2014 have minimum servicer ratings criteria. As a result of downgrades in our servicer ratings, termination rights have been triggered in approximately 400 of these non-Agency servicing agreements. This represents approximately $26.0 billion in UPB as of December 31, 2014, or approximately 13% of our total non-Agency servicing portfolio. We recently received notices terminating us as the servicer under four of our non-Agency servicing agreements due to rating downgrades. Pursuant to our servicing agreements, generally we are entitled to payment of accrued and unpaid servicing fees through termination as well as all advances and certain other previously unreimbursed amounts, although we lose the future servicing fee revenue. While we believe the financial impact of the termination of servicing under these four servicing agreements, which represent 0.14% of our overall servicing portfolio as of December 31, 2014, will be immaterial to our overall financial condition, we could be subject to further terminations, either as a result of recent servicer ratings downgrades or future adverse actions by rating agencies, which could have an adverse effect on our business, financing activities, financial condition and results of operations.
Under one of its advance financing agreements, OLS must maintain certain minimum servicer ratings assigned by S&P, Moody’s and Fitch. If any of these rating agencies withdraws its rating or if the assigned ratings falls below the minimum ratings established in the lending agreement, an early amortization event occurs under the lending agreement if the lender’s agent notifies the indenture trustee that an early amortization event has occurred. As a result of downgrades in our servicer ratings, the lender has the right to deliver such notice at any time. The lender has agreed not to deliver such a notice to the indenture trustee subject to its ongoing monthly review. If an early amortization event occurs and is not waived by the lender, no new advances can be funded under the facility, all collections on advances funded through the facility must be used to pay interest and principal on currently outstanding borrowings under the facility, minimum facility balance repayments would be instituted, and the interest rate margin on 1-month LIBOR would increase. At December 31, 2014, we had $373.1 million of borrowings outstanding under this facility out of a maximum borrowing capacity of $450.0 million. The scheduled date to begin amortization of this facility is June 2015. As described below under “Recent Actions,” one of our commitment letters provides for replacement financing should the existing lender seek not to renew or extend the revolving period upon its completion in June 2015.
Downgrades in our servicer ratings could also affect the terms and availability of debt financing facilities that we may seek in the future.
Our failure to maintain minimum or specified ratings could adversely affect our dealings with contractual counterparties, including GSEs, and regulators, any of which could have a material adverse effect on our business, financing activities, financial condition and results of operations.
Regulatory Uncertainties
As a result of the current regulatory environment, we have faced, and expect to continue to face, increased regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. We have recently entered into a number of regulatory settlements which have significantly impacted our ability to grow our servicing portfolio and which subject us to ongoing monitoring or reporting. See Note 26 - Regulatory Requirements and Note 28 - Contingencies for further information regarding regulatory requirements, our recent regulatory settlements and regulatory-related contingencies.
To the extent that an examination or other regulatory engagement reveals a failure by us to comply with applicable law, regulation or licensing requirement, or if we fail to comply with the commitments we have made under our regulatory settlements or if other regulatory actions are taken in the future against us of a similar or different nature, this could lead to (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) inability to raise capital and (vii) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition and results of operations.

Our Relationship with HLSS
We have sold rights to receive servicing fees, excluding ancillary income, with respect to certain non-Agency MSRs (Rights to MSRs), together with the related servicing advances, to HLSS. As of December 31, 2014 and through the date of HLSS’ sale transaction with New Residential Investment Corp. (NRZ) on April 6, 2015, we were dependent upon HLSS for financing of servicing advance obligations for loans underlying Rights to MSRs where we are the servicer but HLSS assumed this obligation under the terms of our agreements with HLSS. HLSS, in turn, was dependent upon its advance financing facilities in order to fund a substantial portion of the servicing advances that it was contractually obligated to make pursuant to our agreements with HLSS. As of December 31, 2014, we were the servicer on Rights to MSRs pertaining to approximately $160.8 billion in UPB and the associated outstanding servicing advances as of such date were approximately $6.1 billion.
HLSS’ advance funding facilities had a 364-day term and the revolving periods for a significant portion of their advance funding facilities were scheduled to end in 2015. We are contractually required under our servicing agreements to make the relevant servicing advances even if HLSS did not, or was unable to, perform in accordance with its contractual obligations to fund those advances. If an event of default were to be determined, HLSS’ advance facilities revolving periods would terminate and the facilities would begin amortization. There were no provisions under which Ocwen would have been obligated to repay the HLSS advance facilities upon an event of default by HLSS. Instead, Ocwen, as servicer, would have been immediately responsible for all new advances. We do not have any committed or executed financial arrangements to provide for this need should it arise, and we cannot provide any assurances that such financing would be available, or if available, could be obtained at terms and conditions acceptable to us.
On April 6, 2015, HLSS closed on the sale of substantially all of its assets to NRZ. Following the sale, NRZ, is the owner of the Rights to MSRs and related advances and has assumed HLSS’ rights and obligations under the associated agreements. NRZ is a public company listed on the New York Stock Exchange, whose business is focused on investing in, and actively managing, investments related to residential real estate, including MSRs. NRZ is externally managed and advised by an affiliate of Fortress Investment Group LLC, a global investment management organization.
Recent Actions
To address the uncertainties set forth above, we have proactively engaged with our lenders to address our maturing debt agreements. Recent financing developments include the following:

•
On February 27, 2015, we entered into an agreement with a global financial institution to provide, subject to definitive documentation, the maintenance of our current servicer ratings with Standard & Poor’s Ratings Services, and other funding conditions, a replacement financing for an existing $450.0 million servicing advance facility should the existing lender seek not to renew or extend the revolving period upon its completion in June 2015.

•
On March 2, 2015, we entered into an amendment to our SSTL. Among other things, the amendment: (1) eliminates the dollar cap on the general asset sale basket and require us to use 75% of the net cash proceeds of permitted asset sales under such general asset basket to prepay the loans under the SSTL and, subject to certain conditions, permits us to use up to 25% of such net cash proceeds to reinvest in assets used in our business within 120 days of receipt thereof (subject to an extension of up to 90 days if a binding agreement is entered into within such 120 days); (2) increases the quarterly covenant levels of the corporate leverage ratio; and (3) makes certain modifications to the cross default and definition sections.

•
On March 10, 2015, we entered into agreements with an existing lender to extend the maturity dates of our two loan origination participation agreements to April 30, 2016. The combined maximum borrowing capacity under these two agreements is $200.0 million.

•
On March 19, 2015, we entered into an amendment to an existing servicing advance facility to clarify the treatment of certain costs incurred by us related to regulatory matters in connection with the agreement covenants.

•
On April 17, 2015, we entered into an agreement with a lender to provide, subject to a definitive master repurchase agreement and other funding conditions, up to $125.0 million of backup financing for new loan originations should existing facilities not renew at their maturity date.

•
On April 17, 2015, we entered into an amendment to the SSTL facility agreement. Effective as of April 20, 2015, the amendment, among other things (1) removed, with respect to the 2014 fiscal year, the requirement that our financial statements and the related audit report must be unqualified as to going concern; and (2) extended the required time period for delivery of the 2014 audited financial statements to May 29, 2015.

•
On May 11, 2015, we entered into an agreement with a global financial institution to refinance, subject to definitive documentation, the maintenance of our current servicer ratings with Standard & Poor’s Ratings Services, and other funding conditions, $500.0 million of commitments under an existing $1.8 billion servicing advance facility and to extend the applicable revolving period to or beyond March 31, 2016.

•
Prior to the issuance of these consolidated financial statements, we entered into amendments or obtained waivers from each lender, to the extent necessary, extending the contractually required time period for delivery of audited financial statements for fiscal year 2014 to May 29, 2015.

On April 6, 2015, we entered into an amendment to certain of the agreements governing our relationship with HLSS. In consideration of our consent to the assignment by HLSS to NRZ of all HLSS’ right, title and interest in, to and under our arrangements with HLSS (including the Rights to MSRs), the amendment, among other things:

•
extended the term during which we are scheduled to be the servicer on loans underlying the Rights to MSRs (along with the associated economic benefits) for two additional years or until April 30, 2020, whichever is earlier, which would depend on the sale date for the applicable Rights to MSRs (existing terms ranged from February 2018 through October 2019 prior to the amendment);

•
provided that such extension will not apply with respect to any servicing agreement that, as of the date that it was scheduled to terminate under our original agreements, is affected by an uncured termination event due to a downgrade of our servicer rating to “Below Average” or lower by S&P or to “SQ4” or lower by Moody’s;

•
provided that the parties will commence negotiating in good faith for an extension of the contract term and the servicing fees payable to us no later than six months prior to the end of the applicable term as extended pursuant to the amendment; and

•	imposed a two year standstill (until April 6, 2017 and subject to certain conditions) on the rights of NRZ to replace us as servicer.
In the event there is a future downgrade of our S&P servicer rating below our current rating of “Average,” we have also agreed to compensate NRZ, as successor to HLSS, for certain increased costs associated with its servicing advance financing facilities, including increased costs of funding, to the extent such costs are the direct result of such downgrade. The amendment provided that any such compensation, if required, shall not exceed $3.0 million for any calendar month or $36.0 million in the aggregate. In such an event, NRZ has agreed to use commercially reasonable efforts to assist us in curing any potential cost increases by obtaining amendments to the relevant financing agreements.
Consistent with our strategic plan to sell a significant portion of our Agency MSRs, we have announced or completed a number of asset sales, including the following:

•
On March 2, 2015, we signed a letter of intent with a buyer for the sale of MSRs on a portfolio consisting of approximately 277,000 performing Agency loans owned by Fannie Mae with a total UPB of approximately $45.0 billion. This transaction remains subject to approvals by FHFA and Fannie Mae and other customary closing conditions and is expected to close on June 1, 2015. In connection with this transaction, on April 17, 2015, we entered into a letter agreement with Fannie Mae pursuant to which we will designate a portion of the expected proceeds as prepayments to secure against certain future obligations. These future obligations include repurchases, indemnifications and various fees. The total cash pre-payments are $15.4 million, including $3.2 million paid on April 27, 2015 with the remainder to be paid on June 1, 2015. Another $37.5 million of escrowed collateral will be set aside on June 1, 2015 to secure potential future obligations not covered by the prepaid amount.

•
On March 18, 2015, OLS and Green Tree Loan Servicing, a subsidiary of Walter Investment Management Corp. (collectively Walter), signed an agreement in principle for the sale of residential MSRs on a portfolio consisting of approximately 55,000 largely performing loans owned by Freddie Mac with a total UPB of approximately $9.6 billion. We executed a definitive agreement on April 29, 2015 and initial funding occurred on April 30, 2015. We expect that servicing will begin to transfer on or around June 16, 2015.

•
On March 24, 2015, we announced that OLS and Nationstar Mortgage LLC, an indirectly held, wholly owned subsidiary of Nationstar Mortgage Holdings Inc. (collectively, “Nationstar”), have agreed in principle to the sale of residential MSRs on a portfolio consisting of approximately 142,000 loans owned by Freddie Mac and Fannie Mae with a total UPB of approximately $25.0 billion. We closed on the sale of a portion of these MSRs, with a total UPB of approximately $2.8 billion, on April 30, 2015. The sale of the remaining MSRs, subject to a definitive agreement, approvals by Freddie Mac, Fannie Mae and FHFA and other customary conditions, is expected to close in June 2015.

•
On March 31, 2015, OLS closed on a sale agreement with Nationstar for the sale of residential MSRs on a portfolio consisting of 76,000 performing loans owned by Freddie Mac with a UPB of $9.1 billion. Servicing was successfully transferred on April 16, 2015.

We currently expect to receive approximately $852.0 million of proceeds from the above described transactions, subject in each case to necessary approvals and the satisfaction of closing conditions. We expect that the majority approximately $840.0 million of such proceeds will be used for prepayments under our SSTL. In addition, on April 30, 2015, we announced agreements with Fannie Mae and Freddie Mac to sell portfolios of non-performing loan servicing. We expect these transactions to close over the coming months, with the first transfer on May 1, 2015. These transactions will include payments to the GSEs to assume the delinquent servicing and may, in some cases, include settlements of certain indemnification obligations. We expect these transactions to be cash flow positive as we will be reimbursed for outstanding advances.
We have been, and continue to, engage in communications with the ratings agencies and key stakeholders, including the GSEs, in connection with recent and planned future actions and developments, including the uncertainties identified above.

We also continue to work with our regulators, including the CFPB and state regulators and attorneys general, on enhancing our risk and compliance management systems and remediating deficiencies. We are currently unaware of any significant unresolved issues with state agencies and not aware of, nor anticipating, any material regulatory fines, penalties or settlements. We are not aware of any pending or threatened actions to suspend or revoke any state licenses.
There can be no assurances that management’s recent and future actions will be successful in mitigating the above risks and uncertainties in our business.
Note 1B — Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
Principles of Consolidation
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
Reclassifications
Within the Total assets section of the Consolidated Balance Sheet at December 31, 2013, we reclassified Debt service accounts (previously reported as a separate line item) of $129.9 million to Other assets. In addition, certain other insignificant amounts in the Consolidated Statements of Cash Flows for prior years have been reclassified to conform to the current year presentation. These reclassifications had no impact on our consolidated financial position, cash flows or results of operations.
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
Mortgage Servicing Rights
MSRs are assets representing our right to service portfolios of mortgage loans. We have primarily obtained MSRs through asset purchases or business combination transactions. We also retain MSRs on originated loans when they are sold in the secondary market. For servicing retained in connection with the securitization of reverse mortgage loans accounted for as secured financings, we do not recognize an MSR.
An agreement between the various parties to a mortgage securitization transaction typically specifies the rights and obligations of the holder of the MSRs which include guidelines and procedures for servicing the loans. Two examples of these guidelines and procedures include remittance and reporting requirements. The UPB of the loan portfolios that we service for others is not included on our balance sheet.

Custodial accounts, which hold funds representing collections of principal and interest that we receive from borrowers (float balances), are held in escrow by an unaffiliated bank and excluded from our balance sheet.
All newly acquired or retained MSRs are initially measured at fair value. We recognize a servicing liability for those portfolio contracts that are not expected to compensate us adequately for performing the servicing. For this purpose, we define contracts as conventional, government-insured or non-Agency (commonly referred to as non-prime, subprime or private-label loans) based on their general comparability with regard to servicing guidelines, underwriting standards and borrower risk characteristics. Servicing assets are not recognized for subservicing arrangements entered into with the entity that owns the MSRs. Subsequent to acquisition, we account for servicing assets and servicing liabilities using the amortization method or the fair value measurement method. The fair value election is irrevocable and can be made at the beginning of any fiscal year. Additionally, transferring servicing assets and servicing liabilities from a class subsequently measured using the amortization method to a class subsequently measured at fair value is permitted as of the start of any fiscal year. Once the fair value election is made for a particular class of MSRs, that election applies to all subsequently acquired or originated servicing assets and liabilities with characteristics consistent with the class. We defined our classes based on our strategy for managing the risks of the underlying portfolios. For certain of the servicing assets, we previously managed the effects of interest rate risk with derivative financial instruments. We elected to account for this class of servicing assets using the fair value measurement method.
For servicing assets or liabilities that we account for using the amortization method, we amortize the balances in proportion to, and over the period of, estimated net servicing income (if servicing revenues exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). We assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Estimated net servicing income is primarily driven by the estimated future cash flows of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and scheduled loan amortization. We adjust MSR amortization prospectively in response to changes in estimated projections of future cash flows. We perform an impairment analysis based on the difference between the carrying amount and estimated fair value after grouping the underlying portfolios into the applicable strata. We recognize any impairment through a valuation allowance. We adjust the valuation allowance to reflect subsequent changes in the measurement of impairment. However, we do not recognize fair value in excess of the carrying amount of servicing assets for that stratum.
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
We establish an allowance for losses through a charge to earnings to the extent that we believe advances are uncollectible under the provisions of each servicing contract taking into consideration historical loss and delinquency experience, length of delinquency and the amount of the advance. However, we are generally only obligated to advance funds to the extent that we believe the advances are recoverable from expected proceeds from the loan. We assess collectibility using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, time to a foreclosure sale, estimated costs of foreclosure action, future property tax payments and the value of the underlying property net of carrying costs, commissions and closing costs.
Loans Held for Sale
Loans held for sale include residential mortgage loans that we originate or purchase and do not intend to hold until maturity. We report loans held for sale at either fair value or the lower of cost or fair value computed on an aggregate basis. For loans held for sale that are reported at the lower of cost or fair value, loan origination fees, as well as premium and discount, points and incremental direct origination costs, are initially recorded as an adjustment of the cost basis of the loan and are deferred until the loan is sold. For loans that we elected to measure at fair value on a recurring basis, we report changes in fair value in Gain on loans held for sale, net in the Consolidated Statements of Operations in the period in which the changes occur. These loans are expected to be sold into the secondary market to the GSEs or into Ginnie Mae guaranteed securitizations.
For all other loans held for sale which we report at the lower of cost or fair value, we account for the excess of cost over fair value as a valuation allowance and include changes in the valuation allowance in Other, net, in the Consolidated Statements of Operations in the period in which the change occurs.
We accrue interest income as earned. We place loans on non-accrual status after any portion of principal or interest has been delinquent for more than 89 days, or earlier if management determines the borrower is unable to continue performance. When we place a loan on non-accrual status, we reverse the interest that we have accrued but not yet received. We return loans to accrual status only when we reinstate the loan and there is no significant uncertainty as to collectability.
Loans Held for Investment
Loans held for investment include reverse residential mortgage loans that we originate and which we have elected to measure at fair value. These reverse mortgages are insured by the FHA and pooled into Ginnie Mae guaranteed securities that we sell into the secondary market with servicing rights retained. Loan transfers in these Ginnie Mae securitizations do not meet the definition of a participating interest and as a result, the transfers of the reverse mortgages do not qualify for sale accounting. Therefore, we account for these transfers as financings, with the reverse mortgages classified as Loans held for investment - reverse mortgages, at fair value, on our Consolidated Balance Sheets, with no gain or loss recognized on the transfer.
Unlike loans held for sale, upfront costs and fees related to loans held for investment, including broker fees, are recognized in earnings as incurred and are not capitalized. However, we capitalize premiums on loans purchased via the correspondent channel, because they represent part of the purchase price. Changes in the fair value of the reverse mortgages are included in Other revenues in our Consolidated Statements of Operations. Included in net fair value gains on reverse mortgages is interest income that we expect to collect on the reverse mortgages. We report originations and collections of reverse mortgages in investing activities in the Consolidated Statements of Cash Flows. We report net fair value gains on reverse mortgages as an adjustment to the net cash provided by or used in operating activities in the Consolidated Statements of Cash Flows. Proceeds from securitizations of reverse mortgages are included in financing activities in the Consolidated Statements of Cash Flows.
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
In the case of transfers where either one or both of the power or economic criteria above are not met, we evaluate whether we achieve a sale for accounting purposes. In order to achieve a sale, the transferred assets must be legally isolated, not be constrained by restrictions from further transfer and be deemed to be beyond our control. If the transfer does not meet any of these three criteria, the accounting is consistent with a secured financing as described in the preceding paragraph. In certain situations, we may have continuing involvement in transferred loans through our retained servicing. Additionally, we may have the right, but not the obligation, to buy certain re-performing loans from the purchaser for which we have secured a commitment to re-pool those loans under a Ginnie Mae program. In both cases, transactions involving these situations typically would still be eligible for sale accounting, as we have ceded effective control of these loans to the purchaser. Subsequent to the determination that a transaction does not meet the accounting sale criteria, we may determine that we meet the criteria. In the event we subsequently meet the sale accounting criteria, we derecognize the transferred assets and related liabilities.
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
For purposes of testing goodwill for impairment, we review our reportable segments periodically to determine if any reportable segment includes more than one operating segment, the performance of which is regularly reviewed by our chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. To the extent that multiple operating segments are identified within one or more reportable segments, we review those operating segments to determine if any of its components represent reporting units - that is, a business for which discrete financial information is available and the operating results of which are regularly reviewed by operating segment management. We aggregate two or more components of an operating segment and deem them a single reporting unit if the components have similar economic characteristics. However, we deem an operating segment to be a reporting unit if all of its components are similar, if none of its components is a reporting unit or if it comprises only a single component.
We determine the amount of goodwill assigned to a reporting unit in a manner similar to how we determine the amount of goodwill to recognize in a business combination. That is, we determine the fair value of the acquired business (or portion thereof) to be included in a reporting unit - the fair value of the individual assets acquired and liabilities assumed that are assigned to the reporting unit. Any excess of the fair value of the acquired business (or portion thereof) over the fair value of the individual assets acquired and liabilities assumed that are assigned to the reporting unit is the amount of goodwill assigned to that reporting unit. We assign any goodwill acquired in a business combination to one or more reporting units as of the acquisition date using a reasonable, supportable and consistent methodology and based upon a determination of which reporting units are expected to benefit from the synergies of the business combination, regardless of whether any other assets or liabilities of the acquired business are also assigned to those reporting units. The total amount of acquired goodwill may be divided among a number of reporting units.
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
If we perform the two-step quantitative assessment, we first compare the fair value of the reporting unit with its net carrying value, including goodwill. If the net carrying value of the reporting unit exceeds its fair value, we then perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, we allocate the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill (implied fair value of goodwill). If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss in an amount equal to that excess up to the carrying value of goodwill.
In performing the quantitative two-step impairment analysis for goodwill, we use a combination of generally accepted valuation approaches to determine the fair value of the reporting unit. Under the income approach, we use projections of future cash flows discounted at a risk-adjusted market rate. The determination of risk-adjusted market discount rates is subjective and could vary based on the nature of the underlying business, stage of development and revenue to date. The projections of future cash flows and assumptions concerning future operating performance and economic conditions may differ from actual results. Under the market approach, we utilize revenue and earnings multiples based on the market value of guideline publicly-traded companies in developing estimates of the fair value of the reporting unit.

Premises and Equipment
We report premises and equipment at cost and, except for land, depreciate them over their estimated useful lives on a straight-line basis as follows:

Computer hardware and software	2 – 3 years
Buildings	40 years
Leasehold improvements	Term of the lease not to exceed useful life
Furniture and fixtures	5 years
Office equipment	5 years
Representation, Warranty and Indemnification Obligations
We recognize the fair value of representation and warranty obligations in connection with originations upon the sale or securitization of the loan or upon the completion of an acquisition to the extent that we assume these obligations. Obligations recognized in connection with our loan sales and securitization activities are classified in Other liabilities on our Consolidated Balance Sheet and recognized in Gain on loans held for sale, net on our Consolidated Statements of Operations. The fair value of liabilities assumed as part of an MSR or servicing business acquisition are recognized on the closing date and are classified in Other liabilities on our Consolidated Balance Sheet. Thereafter, the estimation of the liability considers probable future obligations based primarily on actual historical activity for loans of similar type segregated by year of origination and estimated loss severity based on actual loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Loss severity considers historical repurchase asset impairment levels and non-repurchase settlement amounts as well as current market conditions. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment. We recognize subsequent changes in the liability when additional relevant information becomes available.
In addition to our representation and warranty obligations, we also recognize our obligation to pay compensatory fees, which represent servicer expenses assessed by Fannie Mae and Freddie Mac when foreclosure actions exceed designated contractual timelines. We use a model to estimate a range of compensatory fee losses when we determine those losses are probable. The model uses a compensatory fee database that includes demand and rebuttal history by GSE and portfolio for all foreclosed loans serviced and incorporates the following key assumptions: the contractual timelines by state; the population of loans that have surpassed the contractual timelines; the expected foreclosure timeline by loan; the GSE per diem charge; the expected indemnification from prior servicers for acquired portfolios; the ratio of claims that have been successfully rebutted because delays were outside our control; and the probability that loans will go to foreclosure.
Litigation
We monitor our legal matters, including advice from external legal counsel, and periodically perform assessments of these matters for potential loss accrual and disclosure. We establish a liability for settlements, judgments on appeal and filed and/or threatened claims for which we believe that it is probable that a loss has been or will be incurred and the amount can be reasonably estimated. We recognize legal costs associated with loss contingencies as they are incurred.
Derivative Financial Instruments
We recognize all derivatives on our consolidated balance sheet at fair value. On the date that we enter into a derivative contract, we designate and document each derivative contract as one of the following at the time the contract is executed: (a) a hedge of a recognized asset or liability (fair value hedge); (b) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); (c) a hedge of a net investment in a foreign operation; or (d) a derivative instrument not designated as a hedging instrument. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, the documentation must include the risk management objective and strategy. We assess and document quarterly the extent to which a derivative has been and is expected to continue to be effective in offsetting the changes in the fair value or the cash flows of the hedged item. To assess effectiveness, we use statistical methods, such as regression analysis, as well as non-statistical methods including dollar-offset analysis. For a fair value hedge, we record changes in the fair value of the derivative, to the extent that it is effective, and changes in the fair value of the hedged asset or liability attributable to the hedged risk in the same financial statement category as the hedged item on the face of the statement of operations. For a cash flow hedge, to the extent that it is effective, we record changes in the estimated fair value of the derivative in other comprehensive income. We subsequently reclassify these changes in estimated fair value to net income in the same period, or periods, that the hedged transaction affects earnings and in the same financial statement category as the hedged item. For derivative instruments not designated as a hedge for accounting purposes that were entered into as an economic hedge against changes in fair value of a recognized asset, we report changes in the fair value in the same financial statement category of the statement of operations as the changes in fair value of the related asset. For all other derivative instruments not designated as a hedging instrument, we report changes in their fair values in Other income (expense), net.
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
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For equity awards with a service condition, we recognize the cost as compensation expense ratably over the vesting period. For equity awards with a market condition, we recognize the cost as compensation expense ratably over the expected life of the option that is derived from a lattice (binomial) options pricing model. When equity awards with a market condition meet their vesting requirements, any unrecognized compensation at the vesting date is recognized ratably over the vesting period.
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
Basic and Diluted Earnings per Share
We calculate basic earnings per share based upon the weighted average number of shares of common stock outstanding during the year. We calculate diluted earnings per share based upon the weighted average number of shares of common stock outstanding and all dilutive potential common shares outstanding during the year. The computation of diluted earnings per share includes the estimated impact of the exercise of the outstanding options to purchase common stock using the treasury stock method. The computation of diluted earnings per share also includes the potential shares of converted common stock associated with our previously outstanding Series A Perpetual Convertible Preferred Stock (the Preferred Shares) and 3.25% Contingent Convertible Senior Unsecured Notes (the 3.25% Convertible Notes) using the if-converted method.
Change in Accounting Estimate
For servicing assets or liabilities that we account for using the amortization method, we amortize the balances in proportion to, and over the period of, estimated net servicing income (if servicing revenues exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). We determine estimated net servicing income using the estimated future balance of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and scheduled loan amortization. We adjust MSR amortization prospectively in response to changes in estimated projections of future cash flows. As a result of the significant growth and change in composition of our servicing portfolio, we determined that the estimated net servicing income has increased, primarily as a result of lower actual prepayment speeds. We accounted for this change in MSR amortization as a change in an accounting estimate beginning January 1, 2014. This change had the effect of reducing amortization expense and increasing both net income and earnings per share in our Consolidated Statements of Operations for the year ended December 31, 2014 as follows:

Reduction in Amortization of mortgage servicing rights	$(89,885)

Increase in Net income attributable to Ocwen common stockholders	$80,285

Increase in Earnings per share attributable to Ocwen common stockholders:
Basic	$0.61
Diluted	$0.61
Recently Adopted Accounting Standards
Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04)
This ASU requires an entity to measure obligations resulting from joint and several liability arrangements, for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Our adoption of ASU 2013-04 on January 1, 2014 did not have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Matters – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05)
This ASU requires that a reporting entity that ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity release any related cumulative translation adjustment (CTA) into net income. The CTA should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For an equity method investment that is a foreign entity, a pro rata portion of the CTA should be released into net income upon a partial sale of such an investment. This ASU clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity, irrespective of any retained investment, and (2) events that result in step acquisition under which an acquirer obtains control of an acquiree in which it held an equity interest immediately before the acquisition date. Under these circumstances, the CTA should be released into net income upon their occurrence. Our adoption of ASU 2013-05 on January 1, 2014 did not have a material impact on our consolidated financial condition or results of operations.
Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists (ASU 2013-11)
This ASU generally requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss or a tax credit carryforward. The guidance further includes an exception that if a NOL carryforward, a similar tax loss, or a tax credit carryforward is not available to settle any additional income taxes that would result from the disallowance of a tax position at the reporting date, or the tax law of the applicable jurisdiction does not require the entity to use them and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendment should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Our adoption of ASU 2013-11 on January 1, 2014 did not have a material impact on our consolidated financial condition or results of operations.
Business Combinations - Pushdown Accounting (ASU 2014-17)
This ASU provides guidance on whether and at what threshold an acquired entity can apply pushdown accounting in its separate financial statements by providing it with an option to do so upon occurrence of an event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to do so would be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. Our adoption of ASU 2014-17 on November 18, 2014 did not have a material impact on our consolidated financial condition or results of operations.
Recently Issued Accounting Standards
Investments—Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects (ASU 2014-01)
In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-01. The amendments in this ASU permit an entity to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method, if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and while recognizing the net investment performance in the statement of operations as a component of income tax expense (benefit). Our adoption of ASU 2014-01 on January 1, 2015 did not have a material impact on our consolidated financial condition or results of operations.
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
An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. Our adoption of ASU 2014-04 prospectively on January 1, 2015 did not have a material impact on our consolidated financial condition or results of operations.
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
The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. Our adoption of ASU 2014-08 on January 1, 2015 did not have a material impact on our consolidated financial condition or results of operations.
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
ASU 2014-09 will be effective for us on January 1, 2017. Early adoption is not permitted. An entity should apply the amendments in this ASU either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect recognized at the date of initial application.
The guidance in this standard does not apply to financial instruments and other contractual rights or obligations within the scope of ASC 860, Transfers and Servicing. We are currently evaluating the effect of adopting this standard.

Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (ASU 2014-11)
In June 2014, the FASB issued ASU 2014-11. The amendments in this ASU require changes in the accounting for repurchase-to-maturity transactions and repurchase to financing arrangements. A repurchase-to-maturity transaction (repurchase agreement that matures at the same time as the transferred financial asset) will now be accounted for as a secured borrowing. For a repurchase financing arrangement (a type of repurchase agreement), a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty will be accounted for separately, which will result in secured borrowing accounting for the repurchase agreement. Transferors will no longer apply the “linked” accounting model.
Our adoption of ASU 2014-11 on January 1, 2015 did not have a material impact on our consolidated financial condition or results of operations. The disclosure requirements for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning January 1, 2015, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning January 1, 2015, and for interim periods beginning after April 1, 2015.
Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12)
In June 2014, the FASB issued ASU 2014-12 to codify a final consensus reached by the EITF at its March 2014 meeting that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition rather than a condition that affects the grant-date fair value.
We currently do not have any share-based payment awards outstanding that contain performance targets, and therefore, our adoption of ASU 2014-12 on January 1, 2015 did not have an impact on our consolidated financial condition or results of operations.
Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (ASU 2014-13)
In August 2014, the FASB issued ASU 2014-13. When a reporting entity elects the measurement alternative included in this ASU for a consolidated collateralized financing entity, the reporting entity should measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. A collateralized financing entity is a variable interest entity with no more than nominal equity that holds financial assets and issues beneficial interests in those financial assets; the beneficial interests have contractual recourse only to the related assets of the collateralized financing entity and are classified as financial liabilities.
ASU 2014-13 will be effective for us on January 1, 2016, with early adoption permitted at the beginning of an annual period. An entity can elect to adopt the amendments using either a modified retrospective approach or retrospectively to all relevant prior periods. We are currently evaluating the effect of adopting this standard.
Receivables—Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (ASU 2014-14)
In August 2014, the FASB issued ASU 2014-14. The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:

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
An entity can elect to adopt the amendments using either a prospective transition method or a modified retrospective transition method. Our adoption of ASU 2014-14 prospectively on January 1, 2015 did not have a material impact on our consolidated financial condition or results of operations.
Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15)
In August 2014, the FASB issued ASU 2014-15 to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This

ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.
In connection with preparing financial statements for each reporting period, an organization’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued, when applicable), based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or are available to be issued, when applicable).
ASU 2014-15 will be effective for the annual period ending on December 31, 2016 and for interim periods beginning in 2017. Early adoption is permitted for reporting periods for which the financial statements have not previously been issued. We are currently evaluating the effect of adopting this standard.
Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (ASU 2014-16)
In November 2014, the FASB issued ASU 2014-16 to clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. This ASU is intended to reduce existing diversity under GAAP which may result in different accounting outcomes for economically similar hybrid financial instruments.
For hybrid financial instruments issued in the form of a share, an entity will be required to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of all relevant facts and circumstances. An entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. No single term or feature would necessarily determine the economic characteristics and risks of the host contract.
ASU 2014-16 will be effective for us on January 1, 2016, with early adoption permitted. An entity should adopt the amendments using a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted for all relevant prior periods. We are currently evaluating the effect of adopting this standard.
Income Statement—Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01)
In January 2015, the FASB issued ASU 2015-01 to eliminate the concept of extraordinary items from GAAP, as part of its simplification initiative to reduce complexity in accounting standards while maintaining or improving the usefulness of the information provided to the users of financial statements. Under ASU 2015-01, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring.
ASU 2015-01 will be effective for us on January 1, 2016, with early adoption permitted, provided that the guidance is applied from the beginning of the fiscal year of adoption. An entity may adopt the amendments either prospectively or retrospectively to all prior periods presented in the financial statements. We are currently evaluating the effect of adopting this standard.
Consolidation—Amendments to the Consolidation Analysis (ASU 2015-02)
In February 2015, the FASB issued ASU 2015-02 to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).
ASU 2015-02 reduces the number of consolidation models from four to two by eliminating specialized guidance for limited partnerships and similar legal entities. It also places more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement when certain criteria are met. Additionally, ASU 2015-02 reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE and changes consolidation conclusions for public and private companies that typically make use of limited partnerships or VIEs.
ASU 2015-02 will be effective for us on January 1, 2016, with early adoption permitted, including adoption in an interim period. We are currently evaluating the effect of adopting this standard.

Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03)
In April 2015, the FASB issued ASU 2015-03 to simplify presentation of debt issuance costs as part of its simplification initiative to reduce complexity in accounting standards while maintaining or improving the usefulness of the information provided to the users of financial statements. Under ASU 2015-03, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and amortization of debt issuance costs will be reported as interest expense, consistent with the accounting for debt discounts. Recognition and measurement guidance for debt issuance costs will not be affected.
ASU 2015-03 will be effective for us on January 1, 2016, with early adoption permitted for financial statements which have not been previously issued. An entity should adopt the amendments on a retrospective basis and will be required to comply with the applicable disclosures for a change in an accounting principle. We are currently evaluating the effect of adopting this standard.
Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05)
In April 2015, the FASB issued ASU 2015-05 to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement as part of its simplification initiative to reduce complexity in accounting standards while maintaining or improving the usefulness of the information provided to the users of financial statements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.
ASU 2015-05 will be effective for us on January 1, 2016, with early adoption permitted. An entity may adopt the amendments either prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. We are currently evaluating the effect of adopting this standard.
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
We have determined that the special purpose entities (SPEs) created in connection with our match funded advance financing facilities are variable interest entities (VIEs) for which we are the primary beneficiary.
Securitizations of Residential Mortgage Loans
Currently, we securitize forward and reverse residential mortgage loans involving the GSEs and Ginnie Mae and loans insured by the FHA or VA. We retain the right to service these loans and receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees on the Consolidated Statements of Operations.
Transfers of Forward Loans
We sell or securitize forward loans that we originate or that we purchase from third parties, generally in the form of mortgage-backed securities guaranteed by the GSEs or Ginnie Mae. Securitization usually occurs within 30 days of loan closing or purchase. We retain the servicing rights associated with the transferred loans and receive a servicing fee for services provided. We act only as a fiduciary and do not have a variable interest in the securitization trusts. As a result, we account for these transactions as sales upon transfer.
We report the gain or loss on the transfer of the loans held for sale in Gain on loans held for sale, net in the Consolidated Statements of Operations along with the changes in fair value of the loans and the gain or loss on any related derivatives. We include all changes in loans held for sale and related derivative balances in operating activities in the Consolidated Statements of Cash Flows.

The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding during the years ended December 31:

	2014	2013
Proceeds received from securitizations	$5,265,183	$7,871,481
Servicing fees collected	25,438	20,333
Purchases of previously transferred assets, net of claims reimbursed	4,973	(358)
	$5,295,594	$7,891,456
In connection with these transfers, we retained MSRs of $39.8 million and $74.8 million during 2014 and 2013, respectively. We initially record the MSRs at fair value and subsequently account for them at amortized cost.
Certain obligations arise from the agreements associated with our transfers of loans. Under these agreements, we may be obligated to repurchase the loans or otherwise indemnify or reimburse the investor or insurer for losses incurred due to material breach of contractual representations and warranties.
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss, including the UPB of the transferred loans at December 31:

	2014	2013
Carrying value of assets:
Mortgage servicing rights, at amortized cost	$82,542	$44,615
Mortgage servicing rights, at fair value	2,840	3,075
Advances and match funded advances	1,236	15,888
Unpaid principal balance of loans transferred (1)	9,353,187	5,641,277
Maximum exposure to loss	$9,439,805	$5,704,855

(1)	The UPB of the loans transferred is the maximum exposure to loss under our standard representations and warranties obligations.
At December 31, 2014 and 2013, 5.1% and 2.6%, respectively, of the transferred residential loans that we service were 60 days or more past due. During 2014 and 2013, there were no charge-offs, net of recoveries, associated with these transferred loans.
Transfers of Reverse Mortgages
We are an approved issuer of Ginnie Mae Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae. We originate Home Equity Conversion Mortgages (HECMs, or reverse mortgages) that are insured by the FHA. We then pool the loans into HMBS that we sell into the secondary market with servicing rights retained. We have determined that loan transfers in the HMBS program do not meet the definition of a participating interest because of the servicing requirements in the product that require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk and incidental credit risk. As a result, the transfers of the HECMs do not qualify for sale accounting, and therefore, we account for these transfers as financings. Under this accounting treatment, the HECMs are classified as Loans held for investment - reverse mortgages, at fair value, on our Consolidated Balance Sheets. We record the proceeds from the transfer of assets as secured borrowings (HMBS-related borrowings) in Financing liabilities and recognize no gain or loss on the transfer. Holders of participating interests in the HMBS have no recourse against the assets of Ocwen, except for standard representations and warranties and our contractual obligation to service the HECMs and the HMBS.
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

At December 31, 2014 and 2013, we had HMBS-related borrowings of $1.4 billion and $615.6 million, respectively. HECMs pledged as collateral to the pools were $1.5 billion and $618.0 million at December 31, 2014 and 2013, respectively.
Financings of Advances on Loans Serviced for Others
Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We consolidate these SPEs because we have determined that Ocwen is the primary beneficiary of the SPE. These SPEs issue debt supported by collections on the transferred advances.
We make the transfers to these SPEs under the terms of our advance financing facility agreements. We classify the transferred advances on our Consolidated Balance Sheets as Match funded advances and the related liabilities as Match funded liabilities. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by these entities can look only to the assets of the SPE for satisfaction of the debt and have no recourse against Ocwen. However, Ocwen and OLS have guaranteed the payment of the obligations under the securitization documents of one of the entities. The maximum amount payable under the guarantee is limited to 10% of the notes outstanding at the end of the facility’s revolving period in December 2014. The entity to which this guarantee applies had $0.5 million of notes outstanding at December 31, 2014. We terminated this advance facility on January 30, 2015. The assets and liabilities of the advance financing SPEs are comprised solely of Match funded advances, Debt service accounts, Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation in our Consolidated Balance Sheets.
Note 3 — Business Acquisitions
We completed the acquisitions of Ocwen Structured Investments, LLC (OSI), Liberty, Correspondent One S.A. (Correspondent One), Homeward and certain assets and operations of Residential Capital, LLC (ResCap) as part of our strategy to expand our residential origination and servicing businesses. We accounted for these transactions using the acquisition method which requires, among other things, that we recognize the assets acquired and liabilities assumed at their fair values as of the acquisition date. In a business combination, the initial allocation of the purchase price is considered preliminary and, therefore, subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business.
The purchase price allocations provided below for each business acquisition are based on an estimate of the fair value of the acquired loans, advances, MSRs and the assumed debt in a manner consistent with our existing methodology for estimating fair value of similar assets and liabilities. Premises and equipment were initially valued based on the “in-use” valuation premise, where the fair value of an asset is based on the highest and best use of the asset that would provide maximum value to market participants principally through its use with other assets as a group. Other assets and liabilities expected to have a short life were valued at the face value of the specific assets and liabilities purchased, including receivables, prepaid expenses, accounts payable and accrued expenses.
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
The acquisition of Homeward was treated as a stock purchase for U.S. tax purposes. The ResCap and Liberty acquisitions were treated as asset acquisitions for U.S. tax purposes. We expect the opening tax basis for the acquired assets and liabilities to be the fair values as shown in the purchase price allocation tables below. We expect MSRs and goodwill to be treated as intangible assets acquired in connection with the purchase of a trade or business and, as such, amortized over 15 years for tax purposes.

Purchase Price Allocation
The following table summarizes the final fair values of assets acquired and liabilities assumed as part of the ResCap and Homeward acquisitions:

	ResCap	Homeward
Purchase Price Allocation	Final	Final
Cash	$—	$79,511
Loans held for sale	—	558,721
MSRs (1)	401,314	360,344
Advances and match funded advances (1)	1,786,409	2,266,882
Deferred tax assets	—	52,103
Premises and equipment	16,423	12,515
Debt service accounts	—	69,287
Investment in unconsolidated entities	—	5,485
Receivables and other assets	2,989	22,280
Match funded liabilities	—	(1,997,459)
Other borrowings	—	(864,969)
Other liabilities:
Liability for indemnification obligations	(49,500)	(32,498)
Liability for certain foreclosure matters	—	(13,430)
Accrued bonuses	—	(35,201)
Checks held for escheat	—	(16,453)
Other	(25,125)	(48,230)
Total identifiable net assets	2,132,510	418,888
Goodwill	211,419	345,936
Total consideration	2,343,929	764,824

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

ResCap Acquisition
We completed the ResCap Acquisition on February 15, 2013. We acquired MSRs related to conventional, government-insured and non-Agency residential forward mortgage loans with a UPB of $111.2 billion and master servicing agreements with a UPB of $44.9 billion. The ResCap Acquisition included advances and elements of the servicing platform related to the acquired MSRs, as well as certain diversified fee-based business operations that included recovery, title and closing services. We also assumed subservicing contracts with a UPB of $27.0 billion. Under the terms of the ResCap Acquisition, we were obligated to acquire certain servicing rights and subservicing agreements that were not settled as part of the initial closing on February 15, 2013 as a result of objections raised in connection with the sale. We subsequently purchased these MSRs and assumed the subservicing contracts from ResCap when such consents and approvals were obtained. We completed subsequent settlements and purchased additional MSRs as objections were resolved.
To finance the ResCap Acquisition, we deployed $840.0 million from the proceeds of a new $1.3 billion SSTL facility and borrowed an additional $1.2 billion pursuant to two new servicing advance facilities and one existing facility. We settled the subsequent closings with cash. Ocwen assumed certain limited liabilities as part of the transaction, including certain employee liabilities and certain business payables outstanding at the closing date. Under the agreement with ResCap, Ocwen generally did not assume any contingent obligations, including pending or threatened litigation, financial obligations in connection with any settlements, orders or similar agreements entered into by ResCap or obligations in connection with any representations or warranties associated with loans previously sold by ResCap except for litigation that may arise in the ordinary course of servicing mortgage loans relating to servicing agreements assumed by Ocwen. Ocwen assumed all liabilities related to servicing loans that are guaranteed by Ginnie Mae, whether arising prior to or after the closing date.

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
Post-Acquisition Results of Operations
The following table presents the revenues and earnings of the ResCap operations that are included in our Consolidated Statements of Operations from the acquisition date of February 15, 2013 through December 31, 2013:

Revenues	$684,935
Net income	$16,424
Pro Forma Results of Operations
The following table presents supplemental pro forma information for Ocwen for the years ended December 31, 2013 and 2012 as if the ResCap Acquisition occurred on January 1, 2012. Pro forma adjustments include:

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
Homeward Acquisition
We completed the Homeward Acquisition on December 27, 2012. We acquired the MSRs and subservicing for approximately 421,000 residential mortgage loans with a UPB of $77.0 billion. We also acquired Homeward’s loan origination platform and its diversified fee-based businesses, including property valuation, REO management, title, closing and advisory services. On March 29, 2013, Ocwen sold the Homeward diversified fee-based businesses to Altisource Solutions S.à r.l. and Altisource Portfolio Solutions, Inc., wholly-owned subsidiaries of Altisource, for an aggregate purchase price of $87.0 million in cash ($82.0 million, net of cash transferred and other adjustments). As part of this transaction, Ocwen sold its investment in two subsidiaries of Homeward, Beltline Road Insurance Agency, Inc. and Power Default Services, Inc. Ocwen also agreed to sell to Altisource certain designated assets used or usable in the business conducted by another Homeward subsidiary, Power Valuation Services, Inc., as well as certain designated intellectual property and information technology assets that were used or usable in the business conducted by the acquired subsidiaries or by Powerline Valuation Services, Inc. Altisource also assumed certain liabilities of the diversified fee-based business. The carrying value of the net assets sold, including allocated goodwill, approximated the sales price. The assets sold consisted of receivables and other assets of $9.4 million. The liabilities assumed by Altisource of $4.0 million consisted principally of deferred revenue. At the time of the sale, we derecognized goodwill of $81.6 million associated with the sold businesses. In connection with this transaction, Ocwen entered into amendments to certain of its services and intellectual property agreements with Altisource.
As consideration for the Homeward Acquisition, Ocwen paid an initial aggregate purchase price of $765.7 million. Of this amount, $603.7 million was settled with cash and $162.0 million was settled with Series A Perpetual Convertible Preferred Stock (Preferred Shares) issued to certain private equity funds managed by WL Ross & Co. LLC (the Funds), that paid a dividend of 3.75% per annum on a quarterly basis. Each Preferred Share, together with any accrued and unpaid dividends, could be converted at the option of the holder into shares of Ocwen common stock at a conversion price equal to $31.79. Mr. Ross is the Chairman and Chief Executive Officer of WL Ross & Co. LLC and Invesco Private Capital, Inc. and the managing member of El Vedado, LLC, each of which directly or indirectly controls or manages the Funds. Mr. Ross became a director of Ocwen in March 2013 and resigned in November 2014. On September 23, 2013, the Funds exercised their right to convert 100,000 of the Preferred Shares into 3,145,640 of common stock. On the same date, Ocwen repurchased the shares of common stock from the Funds for $157.9 million. On July 14, 2014, the Funds elected to convert the remaining 62,000 shares into

1,950,296 shares of common stock. On the same date, Ocwen repurchased all of the converted shares of common stock for $72.3 million.
Payment of the cash consideration was financed, in part, by a $100.0 million incremental term loan from Barclays Bank PLC pursuant to the existing SSTL facility that we entered into on September 1, 2011 and $75.0 million from Altisource, pursuant to a senior unsecured loan agreement. We repaid both of these borrowings in February 2013.
In accordance with the terms of the Homeward merger agreement, we are entitled to indemnification for certain claims pursuant to indemnification provisions set forth in the merger agreement. The aggregate amount of the indemnification recovery is limited to a maximum of $75.0 million. We recorded receivables of $28.8 million and $13.6 million at December 31, 2014 and 2013, respectively, related to losses to be indemnified through such claims. On March 19, 2015, we settled all indemnification claims under the Homeward merger agreement and received $38.1 million in cash, which was in addition to $30.0 million that we received in 2014 in connection with the Ocwen National Mortgage Settlement.
Post-Acquisition Results of Operations
The following table presents the revenues and earnings of the Homeward that are included in our Consolidated Statements of Operations from the acquisition date of December 27, 2012 through December 31, 2012:

Revenues	$5,881
Net income	$44
Pro Forma Results of Operations
The following table presents supplemental pro forma information for Ocwen for the year ended December 31, 2012 as if the acquisition of Homeward occurred on January 1, 2011. Pro forma adjustments include:

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

•	reporting acquisition-related charges for professional services related to the acquisition as if they had been incurred in 2011 rather than 2012.

(Unaudited)
Revenues	$1,362,927
Net income	$254,051
Through December 31, 2012, we incurred approximately $1.0 million of fees for professional services related to the Homeward Acquisition that are included in Operating expenses.
Other Acquisitions
Correspondent One
On March 31, 2013, we increased our ownership in Correspondent One, an entity formed with Altisource in March 2011, from 49% to 100%. Correspondent One facilitated the purchase of conventional and government-insured residential mortgages from approved mortgage originators and resold the mortgages to secondary market investors. We acquired the shares of Correspondent One held by Altisource (49% interest) for $12.6 million and acquired the remaining shares held by an unrelated entity for $0.9 million. We accounted for this transaction as an acquisition and recognized the assets acquired and liabilities assumed at their fair values as of the acquisition date. The acquired net assets were $26.3 million and consisted primarily of cash ($23.0 million) and residential mortgage loans ($1.1 million). We remeasured our previously held investment, which we accounted for using the equity method, at fair value and recognized a loss of $0.4 million. We did not recognize goodwill in connection with this acquisition. Correspondent One is not material to our financial condition, results of operations or cash flows.
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
OSI
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
Facility Closure Costs
We have incurred employee termination benefits, primarily consisting of severance and Worker Adjustment and Retraining Notification Act compensation, lease termination costs for the closure of leased facilities and other contract termination costs in connection with our business acquisitions. The following table provides a reconciliation of the beginning and ending liability balances for these termination costs for the years ended December 31, 2012, 2013 and 2014:

	Employee termination benefits	Lease and other contract termination costs	Total
Liability balance as at December 31, 2011	$5,163	$5,287	$10,450
Additions charged to operations (1)	2,869	5,030	7,899
Amortization of discount	—	176	176
Payments	(8,032)	(5,602)	(13,634)
Liability balance as at December 31, 2012	—	4,891	4,891
Additions charged to operations (1)	20,683	—	20,683
Amortization of discount	—	347	347
Payments	(15,867)	(2,784)	(18,651)
Liability balance as at December 31, 2013	4,816	2,454	7,270
Additions charged to operations (1)	15,189	2,897	18,086
Amortization of discount	—	148	148
Payments	(18,337)	(3,260)	(21,597)
Liability balance as at December 31, 2014 (2)	$1,668	$2,239	$3,907

(1)
Additions charged to operations during 2012 were recorded in the Servicing segment. In 2013, $15.9 million of the charges were recorded in the Servicing segment, $0.7 million was recorded in the Lending segment and the remaining $4.1 million was recorded in Corporate Items and Other. In 2014, $14.7 million of the charges were recorded in the Servicing segment, $(0.1) million was recorded in the Lending segment and the remaining $3.5 million was recorded in Corporate Items and Other. Charges related to employee termination benefits, lease termination costs and other contract termination costs are reported in Compensation and benefits expense, Occupancy and equipment expense and Other operating expenses, respectively, in the Consolidated Statements of Operations. The liabilities are included in Other liabilities in the Consolidated Balance Sheets.

(2)	We expect the remaining liability for employee termination benefits at December 31, 2014 to be settled in early 2015.
Note 4 — Sales of Advances and MSRs
In order to efficiently finance our assets and operations and to create liquidity, we periodically sell MSRs, Rights to MSRs and servicing advances to market participants, including HLSS. We typically retain the right to subservice loans when we sell MSRs and we remain the servicer on the Rights to MSRs sold to HLSS. Counterparties may also acquire advance financing SPEs and the related match funded liabilities. In connection with sales of Rights to MSRs, we retain legal ownership of the MSRs and continue to service the related mortgage loans until such time as all necessary consents are received. We are obligated to transfer legal ownership of the MSRs to NRZ upon it obtaining all required third-party consents and licenses.

On April 6, 2015, HLSS MSR-EBO Acquisition, LLC, a subsidiary of NRZ, entered into a transaction to acquire substantially all of the assets of HLSS including HLSS Holdings, LLC, and Ocwen entered into a consent to this transfer and amendment of its agreements with NRZ. NRZ, through its subsidiaries, is now the owner of the Rights to MSRs and has assumed HLSS’ rights and obligations under the associated agreements.
Pursuant to our agreements, HLSS, and now NRZ, assumed the obligation to fund new servicing advances with respect to the Rights to MSRs. However, because we remain the servicer on the loans for which the Rights to MSRs have been sold to HLSS, in the event HLSS, and now NRZ, were to fail to fulfill its advance funding obligations, as the servicer under our servicing agreements, we would be contractually obligated to fund such advances. At December 31, 2014, HLSS had outstanding advances of approximately $6.1 billion in connection with the Rights to MSRs. On April 6, 2015, we entered into an amendment to the various purchase and sale supplement agreements with NRZ.
As it relates to the sale of Rights to MSRs to HLSS (together with the sale of the related servicing advances, the HLSS Transactions), if and when such transfer of legal ownership occurs, OLS will subservice the loans pursuant to a subservicing agreement, as amended, with NRZ. During the years ended December 31, 2013 and 2012, we completed HLSS Transactions relating to the Rights to MSRs for $119.7 billion and $82.7 billion of UPB, respectively. We did not complete any sales of Rights to MSRs to HLSS during 2014.
The following table provides a summary of the assets and liabilities sold in connection with the HLSS Transactions during the years ended December 31:

	2013	2012
Sale of MSRs accounted for as a financing	$417,167	316,607

Sale of advances and match funded advances	3,839,954	2,827,227

Sale of advance SPEs:
Match funded advances	—	413,374
Debt service account	—	14,786
Prepaid lender fees and debt issuance costs	—	5,422
Other prepaid expenses	—	1,928
Match funded liabilities	—	(358,335)
Accrued interest payable and other accrued expenses	—	(841)
Net assets of advance SPEs	—	76,334
Sales price, as adjusted	4,257,121	3,220,168
Amount due from HLSS for post-closing adjustments at December 31	—	(1,410)
Cash received on current year sales	4,257,121	3,218,758
Amount received from HLSS as settlement of post-closing adjustments outstanding at the end of the previous year	1,410	—
Total cash received	$4,258,531	3,218,758
We have also, and in the future may, sell MSRs in transactions accounted for as sales. We may retain subservicing in connection with the transactions.
To the extent we retain legal title to the MSRs, the sales of Rights to MSRs are accounted for as financings. Upon receipt of third-party consents, we would derecognize the related MSRs. Upon derecognition, any resulting gain or loss is deferred and amortized over the expected life of the related subservicing agreement. Until derecognition, we continue to recognize the full amount of servicing revenue and amortization of the MSRs.
The sales of the related advance generally meet the requirements for sale accounting, and the advances are derecognized from our financial statements at the time of the sale. In the event a purchaser acquires an advance SPE from Ocwen in connection with the sale, we derecognize the assets and liabilities of the advance SPE at the time of the sale. We also evaluated our relationship with the financing SPEs to which HLSS, and now NRZ, transfer the servicing advances acquired from us and determined that we are not required to consolidate these SPEs.
In 2014, Ocwen sold advances related to certain FHA-insured mortgage loans to subsidiaries of HLSS. These advance sales did not qualify for sales treatment and were accounted for as a financing.

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

The carrying amounts and the estimated fair values of financial instruments and certain nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not carried, at fair value are as follows at December 31:

		2014		2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$401,120	$401,120	$503,753	$503,753
Loans held for sale, at lower of cost or fair value (b)	3	87,492	87,492	62,907	62,907
Total Loans held for sale		$488,612	$488,612	$566,660	$566,660
Loans held for investment - Reverse mortgages, at fair value (a)	3	$1,550,141	$1,550,141	$618,018	$618,018
Advances and match funded advances (c)	3	3,303,356	3,303,356	3,443,215	3,443,215
Receivables, net (c)	3	270,596	270,596	152,516	152,516
Mortgage-backed securities, at fair value (a)	3	7,335	7,335	—	—

Financial liabilities:
Match funded liabilities (c)	3	$2,090,247	$2,090,247	$2,364,814	$2,364,814
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$1,444,252	$1,444,252	$615,576	$615,576
Financing liability - MSRs pledged (a)	3	614,441	614,441	633,804	633,804
Other (c)	3	199,948	189,648	17,593	17,593
Total Financing liabilities		$2,258,641	$2,248,341	$1,266,973	$1,266,973
Other secured borrowings:
Senior secured term loan (c)	2	$1,273,219	$1,198,227	$1,284,901	$1,270,108
Other (c)	3	460,472	460,472	492,768	492,768
Total Other secured borrowings		$1,733,691	$1,658,699	$1,777,669	$1,762,876

Senior unsecured notes (c)	2	$350,000	$321,563	$—	$—

Derivative financial instruments assets (liabilities) (a):
Interest Rate Lock Commitments (IRLCs)	2	$6,065	$6,065	$8,433	$8,433
Forward mortgage-backed securities (MBS) trades	1	(2,854)	(2,854)	6,905	6,905
Interest rate caps	3	567	567	442	442

MSRs:
MSRs, at fair value (a)	3	$93,901	$93,901	$116,029	$116,029
MSRs, at amortized cost (c)	3	1,820,091	2,237,703	1,953,352	2,441,719
Total MSRs		$1,913,992	$2,331,604	$2,069,381	$2,557,748

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

Year Ended December 31, 2014	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Beginning balance	$618,018	$(615,576)	$—	$(633,804)	$442	$116,029	$(514,891)
Purchases, issuances, sales and settlements:
Purchases	—	—	7,677	—	787	—	8,464
Issuances	816,881	(783,009)	—	—	—	—	33,872
Transfer from Loans held for sale, at fair value	110,874	—	—	—	—		110,874
Sales	—	—	—	—	—	—	—
Settlements (1)	(99,923)	47,077	—	19,363	—	—	(33,483)
	827,832	(735,932)	7,677	19,363	787	—	119,727
Total realized and unrealized gains and (losses) (2):
Included in earnings	104,291	(92,744)	(342)	—	(662)	(22,128)	(11,585)
Included in Other comprehensive income	—	—	—	—	—	—	—
	104,291	(92,744)	(342)	—	(662)	(22,128)	(11,585)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$1,550,141	$(1,444,252)	$7,335	$(614,441)	$567	$93,901	$(406,749)

Year Ended December 31, 2013	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Financing Liability - MSRs Pledged	Derivatives, net	MSRs	Total
Beginning balance	$—	$—	$(303,705)	$(10,668)	$85,213	$(229,160)
Purchases, issuances, sales and settlements:
Purchases	10,251	(10,179)	—	498	—	570
Issuances	609,555	(604,991)	(417,167)	—	—	(412,603)
Sales	—	—	—	24,156	—	24,156
Settlements	(5,886)	5,440	87,068	(1,241)	—	85,381
	613,920	(609,730)	(330,099)	23,413	—	(302,496)
Total realized and unrealized gains and (losses):
Included in earnings	4,098	(5,846)	—	60	30,816	29,128
Included in Other comprehensive income	—	—	—	(12,363)	—	(12,363)
	4,098	(5,846)	—	(12,303)	30,816	16,765
Transfers in and / or out of Level 3	—	—	—	—	—	—
Ending balance	$618,018	$(615,576)	$(633,804)	$442	$116,029	$(514,891)

Year Ended December 31, 2012	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Financing Liability - MSRs Pledged	Derivatives, net	MSRs	Total
Beginning balance	$—	$—	$—	$(16,676)	$—	$(16,676)
Purchases, issuances, sales and settlements:
Purchases	—	—	—	4,946	85,183	90,129
Issuances	—	—	(316,607)	—	—	(316,607)
Sales	—	—	—	(405)	—	(405)
Settlements	—	—	12,902	2,451	—	15,353
	—	—	(303,705)	6,992	85,183	(211,530)
Total realized and unrealized gains and (losses) (2):
Included in earnings	—	—	—	7,331	30	7,361
Included in Other comprehensive income	—	—	—	(8,315)	—	(8,315)
	—	—	—	(984)	30	(954)
Transfers in and / or out of Level 3	—	—	—	—	—	—
Ending balance	$—	$—	$(303,705)	$(10,668)	$85,213	$(229,160)

(1)
In the event of a transfer of servicing to another party related to Rights to MSRs, we are required to reimburse the owner of the Rights to MSRs at predetermined contractual rates for the loss of servicing revenues. Settlements for Financing liability - MSRs pledged for the year ended December 31, 2014 include $2.0 million of such reimbursements.

(2)	Total losses attributable to derivative financial instruments still held at December 31, 2014 and 2012 were $0.7 million and $1.2 million, respectively.
The methodologies that we use and key assumptions that we make to estimate the fair value of financial instruments and other assets and liabilities measured at fair value on a recurring or non-recurring basis and those disclosed, but not carried, at fair value are described below.
Loans Held for Sale
We originate and purchase residential mortgage loans that we intend to sell to the GSEs. We also own residential mortgage loans that are not eligible to be sold to the GSEs due to delinquency or other factors. Residential forward and reverse mortgage loans that we intend to sell to the GSEs are carried at fair value as a result of a fair value election. Such loans are subject to changes in fair value due to fluctuations in interest rates from the closing date through the date of the sale of the loan into the secondary market. These loans are classified within Level 2 of the valuation hierarchy because the primary component of the price is obtained from observable values of mortgage forwards for loans of similar terms and characteristics. We have the ability to access this market, and it is the market into which conventional and government-insured mortgage loans are typically sold.
We repurchase certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications and loan resolution activity as part of our contractual obligations as the servicer of the loans. These loans are classified as loans held for sale at the lower of cost or fair value, in the case of modified loans, as we expect to redeliver (sell) the loans to new Ginnie Mae guaranteed securitizations. The fair value of these loans is estimated using published forward Ginnie Mae prices. Loans repurchased in connection with loan resolution activities are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables. Because these loans are insured or guaranteed by the FHA or VA, the fair value of these loans represents the net recovery value taking into consideration the insured or guaranteed claim.
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
The more significant assumptions used in the December 31, 2014 valuation include:

•	Life in years ranging from 6.58 to 10.66 (weighted average of 6.98);

•	Conditional repayment rate ranging from 4.82% to 53.75% (weighted average of 19.26%); and

•	Discount rate of 3.19%.
Significant increases or decreases in any of these assumptions in isolation could result in a significantly lower or higher fair value, respectively. The effects of changes in the assumptions used to value the loans held for investment are largely offset by the effects of changes in the assumptions used to value the HMBS-Related Borrowings that are associated with these loans.
Mortgage Servicing Rights
Amortized Cost MSRs
We estimate the fair value of MSRs carried at amortized cost using a process that involves the use of independent third-party valuation experts, supported by commercially available discounted cash flow models and analysis of current market data to arrive at an estimate of fair value.
The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments.
Third-party valuation experts generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model, in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, including risk premiums and liquidity adjustments. The models and related assumptions used by the valuation experts are owned and managed by them and, in many cases, the significant inputs used in the valuation techniques are not reasonably available to us. However, we have an understanding of the processes and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts. We believe that the procedures executed by the valuation experts, supported by our internal verification and analytical procedures, provide assurance that the prices used in our Consolidated Financial Statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.
We evaluate the reasonableness of our third party experts’ assumptions using historical experience adjusted for prevailing market conditions. The most significant assumptions used are the speed at which mortgages prepay and delinquency experience. Other assumptions used are:

•	Cost of servicing	•	Interest rate used for computing float earnings
•	Discount rate	•	Compensating interest expense
•	Interest rate used for computing the cost of financing servicing advances	•	Collection rate of other ancillary fees
The more significant assumptions used in the December 31, 2014 valuation of our MSRs carried at amortized cost include:

•	Prepayment speeds ranging from 10.97% to 17.54% (weighted average of 14.94%) depending on loan type;

•	Delinquency rates ranging from 6.89% to 31.94% (weighted average of 23.20%) depending on loan type;

•	Interest rate of 1-month LIBOR (1ML) plus a range of 0.00% to 3.50% (for non-Agency) or 5-year Swap (for Agency) for computing the cost of financing servicing advances;

•	Interest rate of 1ML (for non-Agency) or 5-year Swap (for Agency) for computing float earnings; and

•	Discount rates ranging from 9.25% to 15.18% (weighted average of 11.52%)
We perform an impairment analysis based on the difference between the carrying amount and fair value after grouping the underlying loans into the applicable strata. In response to the significant change in the composition of our MSR portfolio as a result of recent acquisitions, our strata are defined as conventional, government-insured and non-Agency (i.e. all private label primary and master serviced loans).
Fair Value MSRs
MSRs carried at fair value are classified within Level 3 of the valuation hierarchy due to the use of third-party valuation expert pricing without adjustment. The fair value of these MSRs is recorded at the mid-point of the range of prices provided by the valuation experts. A change in the valuation inputs utilized by the valuation experts might result in a significantly higher or lower fair value measurement. The value of these MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards and product characteristics.
The key assumptions (generally unobservable inputs) used in the valuation of these MSRs include:

•	Mortgage prepayment speeds;

•	Delinquency rates; and

•	Discount rates.
The primary assumptions used in the December 31, 2014 valuation include a 9.77% weighted average constant prepayment rate and a discount rate of 9.01%.
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
Mortgage-Backed Securities
Our subordinate and residual securities are not actively traded, and therefore, we estimate the fair value of these securities based on the present value of expected future cash flows from the underlying mortgage pools. We use our best estimate of the key assumptions we believe are used by market participants. We calibrate our internally developed discounted cash flow models for trading activity when appropriate to do so in light of market liquidity levels. Key inputs include expected prepayment rates, delinquency and cumulative loss curves and discount rates commensurate with the risks. Where possible, we use observable inputs in the valuation of our securities. However, the subordinate and residual securities in which we have invested trade infrequently and therefore have few or no observable inputs and little price transparency. Additionally, during periods of market dislocation, the observability of inputs is further reduced.
Discount rates for the subordinate and residual securities are determined based upon an assessment of prevailing market conditions and prices for similar assets. We project the delinquency, loss and prepayment assumptions based on a comparison to actual historical performance curves adjusted for prevailing market conditions.
Match Funded Liabilities
For match funded liabilities that bear interest at a rate that is adjusted regularly based on a market index, the carrying value approximates fair value. For match funded liabilities that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. We estimate principal repayments of match funded liabilities during the amortization period based on our historical advance collection rates and taking into consideration any plans to refinance the notes. At December 31, 2014 and 2013, the interest on all borrowings under match funded facilities was based on a variable rate adjusted regularly using a market index, and therefore, the carrying value approximates fair value.
Financing Liabilities
HMBS-Related Borrowings
We have elected to measure these borrowings at fair value. We recognize the proceeds from the transfer of reverse mortgages as a secured borrowing that we account for at fair value. These borrowings are not actively traded, and therefore, quoted market prices are not available. We determine fair value by discounting the future principal and interest repayments over the estimated life of the borrowing at a market rate commensurate with the risk of the estimated cash flows. Significant assumptions include prepayments, discount rate and borrower mortality rates for reverse mortgages. The discount rate assumption for these liabilities is based on an assessment of current market yields for newly issued HMBS, expected duration and current market interest rates.
The more significant assumptions used in the December 31, 2014 valuation include:

•	Life in years ranging from 4.94 to 10.66 (weighted average of 5.63);

•	Conditional repayment rate ranging from 4.82% to 53.75% (weighted average of 19.26%); and

•	Discount rate of 2.39%.

Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.
MSRs Pledged
We periodically sell to Rights to MSRs and the related servicing advances. Because we have retained legal title to the MSRs, the sales of Rights to MSRs are accounted for as financings. We initially establish the value of the Financing Liability - MSRs Pledged based on the price at which the Rights to MSRs are sold. Thereafter, the carrying value of the Financing Liability - MSRs pledged is adjusted to fair value at each reporting date. We determine fair value by applying the price of the underlying MSRs to the remaining principal balance related to the underlying MSRs. Significant assumptions used in determination of the price of the underlying MSRs include expected prepayment speeds of 13.5% to 24.8%, delinquency rates of 30.3% to 35.1% and a discount rate of 15.4%. Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value.
Secured Notes
We issued Ocwen Asset Servicing Income Series (OASIS), Series 2014-1 Notes secured by Ocwen-owned MSRs relating to Freddie Mac mortgages. We accounted for this transaction as a financing. We determine the fair value based on bid prices provided by third parties involved in the issuance and placement of the notes.
Other Secured Borrowings
The carrying value of secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. For the SSTL, we based the fair value at December 31, 2014 on quoted prices in a market with limited trading activity.
Senior Unsecured Notes
We base the fair value on quoted prices in a market with limited trading activity.
Derivative Financial Instruments
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
We enter into forward MBS trades to provide an economic hedge against changes in fair value of residential forward and reverse mortgage loans held for sale that we carry at fair value. Forward MBS trades are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Forward contracts are actively traded in the market and we obtained unadjusted market quotes for these derivatives, thus they are classified within Level 1 of the valuation hierarchy.
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
We may execute interest rate swaps to hedge against the effects of changes in interest rates on our borrowings under advance funding facilities. These derivatives are not exchange-traded, and therefore, quoted market prices or other observable inputs are not available. Fair value is based on information provided by third-party pricing sources. Third-party valuations are derived from proprietary models based on inputs that include yield curves and contractual terms such as fixed interest rates and payment dates. Although we have not adjusted the information obtained from the third-party pricing sources, we review this information to ensure that it provides a reasonable basis for estimating fair value. Our review is designed to identify information that appears stale, information that has changed significantly from the prior period and other indicators that the information may not be accurate. For interest rate contracts, significant increases or decreases in the unobservable portion of the yield curves in isolation will result in substantial changes in the fair value measurement. We terminated our outstanding interest rate swaps on May 31, 2013.

In addition, we may use interest rate caps to minimize future interest rate exposures on variable rate debt issued on servicing advance facilities from increases in one-month LIBOR interest rates. The fair value for interest rate caps is based on counterparty market prices and adjusted for counterparty credit risk.
Note 6 — Loans Held for Sale
Loans Held for Sale - Fair Value
Loans held for sale, at fair value, represent residential mortgage loans originated or purchased and held until sold to secondary market investors, such as GSEs or other third parties. The following table summarizes the activity in the balance of Loans held for sale, at fair value, during the years ended December 31:

	2014	2013	2012
Beginning balance	$503,753	$426,480	$—
Originations and purchases (1)	4,967,767	8,106,742	670,147
Proceeds from sales	(5,015,235)	(7,999,235)	(241,960)
Transfers to loans held for investment - reverse mortgages	(110,874)	—	—
Gain (loss) on sale of loans	49,533	(26,981)	3,889
Other	6,176	(3,253)	(5,596)
Ending balance	$401,120	$503,753	$426,480

(1)	Purchases include $60.0 million of reverse mortgages acquired in the Liberty Acquisition in 2013 and $558.7 million of forward mortgages acquired in the Homeward Acquisition in 2012.
At December 31, 2014, loans held for sale, at fair value, with a UPB of $364.5 million were pledged to secure warehouse lines of credit in our Lending segment.
Loans Held for Sale - Lower of Cost or Fair Value
Loans held for sale, at lower of cost or fair value, include residential loans that we do not intend to hold to maturity. The following table summarizes the activity in the balance of Loans held for sale, at lower of cost or fair value, during the years ended December 31:

	2014	2013	2012
Beginning balance	$62,907	$82,866	$20,633
Purchases	2,462,573	1,632,390	65,756
Proceeds from sales	(2,067,965)	(1,036,316)	—
Principal payments	(262,196)	(432,423)	(1,474)
Transfers to accounts receivable	(114,675)	(218,629)	—
Transfers to real estate owned	(8,808)	(4,775)	(999)
Gain on sale of loans	31,853	35,087	—
Decrease (increase) in valuation allowance	(18,965)	(10,644)	568
Other	2,768	15,351	(1,618)
Ending balance (1) (2) (3)	$87,492	$62,907	$82,866

(1)
The balances at December 31, 2014 and 2013 includes $42.0 million and $43.1 million, respectively, of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations as part of our contractual obligations as the servicer of the loans. Repurchased loans are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.

(2)
The balances at December 31, 2014, 2013 and 2012 are net of valuation allowances of $49.7 million, $30.7 million and $14.7 million, respectively. The change in the valuation allowance for the years ended December 31, 2014 and 2013 includes adjustments of $20.4 million and $15.7 million, respectively, from the liability for indemnification obligations for the initial valuation adjustment that we recognized on certain loans that we repurchased from Fannie Mae and Freddie Mac guaranteed securitizations.

(3)
The balance at December 31, 2012 includes non-performing mortgage loans with a carrying value of $65.4 million that we acquired in December 2012 and sold to Altisource Residential, LP in February 2013 for an insignificant gain.

At December 31, 2014, loans held for sale, at lower of cost or fair value, with a UPB of $30.5 million were pledged to secure a warehouse line of credit in our Servicing segment.
During 2014, we purchased delinquent FHA-insured loans with a total UPB of $1.3 billion out of Ginnie Mae guaranteed securitizations under the terms of a conditional repurchase option where as servicer we have the right, but not the obligation, to repurchase delinquent loans at par plus delinquent interest (the Ginnie Mae early buy-out (EBO) program). Contemporaneous with the purchase, we sold the loans (the Ginnie Mae EBO Loans) and related advances for $1.4 billion ($1.3 billion for the Ginnie Mae EBO Loans and $75.9 million for the related servicing advances) to other financial institutions, including HLSS. We recognized total gains of $10.0 million on the sales of the loans, including the values assigned to the retained MSRs. Proceeds received from HLSS include $556.6 million for Ginnie Mae EBO Loans sold to HLSS Mortgage, $55.7 million for related servicing advances sold to HLSS Mortgage and $20.2 million for servicing advances sold to HLSS SEZ LP. Following the initial transactions, we sold an additional $13.1 million of advances to HLSS. We had recorded these advances in connection with the subsequent servicing of the sold loans.
The sales of advances did not qualify for sales treatment and were accounted for as financings. We refer to the purchase and sale of the Ginnie Mae EBO Loans and the sale of the related advances as the Ginnie Mae EBO Transactions.
Gain on Loans Held for Sale, Net
The following table summarizes the activity in Gain on loans held for sale, net, during the years ended December 31:

	2014	2013	2012
Gain on sales of loans	$168,449	$82,518	$6,797
Change in fair value of IRLCs	(25,822)	523	2
Change in fair value of loans held for sale	10,489	(1,709)	(5,462)
Gain (loss) on economic hedge instruments	(17,214)	42,732	(1,075)
Other	(1,605)	(2,370)	(47)
	$134,297	$121,694	$215
Gain on loans held for sale, net include $39.8 million, $74.8 million and $2.9 million for 2014, 2013 and 2012, respectively, representing the value assigned to MSRs retained on transfers of forward loans.
Also included in Gains on loans held for sale, net are gains of $54.7 million and $35.1 million recorded during 2014 and 2013, respectively on sales of repurchased Ginnie Mae loans which are carried at the lower of cost or fair value.
Fair value gains recognized in connection with sales of reverse mortgages into Ginnie Mae guaranteed securitizations are also included in Gains on loans held for sale, net and amounted to $72.7 million and $41.7 million during 2014 and 2013, respectively.
Note 7 — Advances
Advances, net, representing payments made on behalf of borrowers or on foreclosed properties, consisted of the following at December 31:

	2014	2013
Servicing:
Principal and interest	$128,217	$141,307
Taxes and insurance	467,891	477,039
Foreclosures, bankruptcy and other (1)	293,340	268,053
	889,448	886,399
Corporate Items and Other	4,466	4,433
	$893,914	$890,832

(1)	The balances at December 31, 2014 and 2013 are net of an allowance for losses of $70.0 million and $38.4 million, respectively.

The following table summarizes the activity in advances for the years ended December 31:

	2014	2013	2012
Beginning balance	$890,832	$184,463	$103,591
Acquisitions (1)	99,319	733,438	118,360
Transfers to match funded advances	(10,156)	(142,286)	(74,317)
Sales of advances to HLSS (2)	—	(200,749)	—
New advances (collections of advances), net and other	(86,081)	315,966	36,829
Ending balance	$893,914	$890,832	$184,463

(1)	Servicing advances acquired through business acquisitions and asset acquisitions, primarily in connection with the acquisition of MSRs.

(2)
Advances sold in in connection with the sales of Rights to MSRs met the requirements for sale accounting and were derecognized from our financial statements at the time of the sale. Advances sold in connection with the Ginnie Mae EBO Transactions in 2014 did not qualify as sales for accounting purposes.

Note 8 — Match Funded Advances
Match funded advances on residential loans we service for others are comprised of the following at December 31:

	2014	2013
Principal and interest	$1,349,048	$1,497,649
Taxes and insurance	847,064	830,113
Foreclosures, bankruptcy, real estate and other	213,330	224,621
	$2,409,442	$2,552,383
The following table summarizes the activity in match funded advances for the years ended December 31:

	2014	2013	2012
Beginning balance	$2,552,383	$3,049,244	$3,629,911
Acquisitions (1)	85,521	3,589,773	4,068,959
Transfers from advances (2)	10,156	142,286	74,317
Sales of advances to HLSS	—	(3,639,205)	(3,240,601)
Collections of pledged advances, net of new advances and other	(238,618)	(589,715)	(1,483,342)
Ending balance	$2,409,442	$2,552,383	$3,049,244

(1)
Servicing advances acquired through business acquisitions and asset acquisitions, primarily in connection with the acquisition of MSRs, that were pledged to advance facilities at the date of acquisition.

(2)	New servicing advances initially classified as Advances at the date of payment and subsequently pledged to advance facilities.

Note 9 — Mortgage Servicing
Mortgage Servicing Rights – Amortization Method
Servicing Assets. The following tables summarize the activity in the carrying value of amortization method servicing assets for the years ended December 31. Amortization of mortgage servicing rights is reported net of the amortization of any servicing liabilities and includes the amount of charges we recognized to increase servicing liability obligations, if any.

	2014	2013	2012
Beginning balance	$1,953,352	$678,937	$293,152
Additions recognized in connection with business acquisitions :
OSI	9,008	—	—
ResCap Acquisition	11,370	389,944	—
Liberty Acquisition	—	2,840	—
Homeward Acquisition	—	—	278,069
Additions recognized in connection with asset acquisitions:
Ally MSR Transaction	—	683,787	—
OneWest MSR Transaction (1)	14,408	398,804	—
Greenpoint MSR Transaction (2)	3,690	33,647	—
Saxon	—	—	77,881
JPMorgan	—	—	23,445
Bank of America	—	—	64,569
Other	17,228	8,764	16,084
Additions recognized on the sale of mortgage loans	63,310	74,784	—
Sales (3)	(137)	(28,403)	—
Servicing transfers and adjustments	(1,763)	(8,883)	(4)
Change in valuation allowance	—	2,375	(88)
Amortization	(250,375)	(283,244)	(74,171)
Ending balance	$1,820,091	$1,953,352	$678,937

Estimated fair value at end of year	$2,237,703	$2,441,719	$743,830

(1)
The OneWest MSR Transaction closed in stages, and the majority of loans were boarded onto our primary servicing platform as of December 31, 2013. MSRs acquired in the final closing of the OneWest MSR Transaction in 2014 relate to mortgage loans with a UPB of $1.1 billion and related servicing advances of $34.3 million. Total UPB and related servicing advances acquired in the OneWest MSR Transaction were $70.1 billion and $2.1 billion, respectively. No operations or other assets were purchased in the transaction. As part of the OneWest MSR Transaction, both the seller and OLS have agreed to indemnification provisions for the benefit of the other party.

(2)
The MSRs acquired in 2014 relate to mortgage loans with a UPB of $948.9 million and related servicing advances of $47.6 million. Total UPB and related servicing advances acquired were $7.3 billion and $469.7 million, respectively.

(3)
Cash proceeds from the 2013 sale were $34.8 million. These MSRs were sold with subservicing retained. The gain on the sale of $5.1 million has been deferred and will be recognized in earnings over the life of the subservicing contract.

On February 26, 2014, we issued $123.6 million of OASIS Series 2014-1 Notes secured by Ocwen-owned MSRs relating to Freddie Mac mortgages of $11.8 billion UPB. We account for these transactions as financings.

The estimated amortization expense for MSRs is projected as follows over the next five years:

	Amortization Method MSRs as of December 31, 2014 (1)	Less: MSRs to be Measured at Fair Value as of January 1, 2015 (2)	Estimated Amortization Expense
2015	$222,006	$86,112	$135,894
2016	186,018	73,297	112,721
2017	174,097	65,527	108,570
2018	158,107	58,592	99,515
2019	138,495	52,402	86,093

(1)	Estimated amortization expense for all MSRs accounted for using the amortization method as of December 31, 2014, calculated based on assumptions used at December 31, 2014.

(2)
Estimated amortization expense attributed to non-Agency MSRs accounted for using the amortization method as of December 31, 2014 for which we subsequently elected to account for using the fair value measurement method effective January 1, 2015.

Servicing Liabilities. Servicing liabilities, if any, are included in Other liabilities.
Mortgage Servicing Rights—Fair Value Measurement Method
This portfolio comprises servicing rights for which we elected the fair value option and includes Agency forward residential mortgage loans for which we previously hedged the related market risks.
The following table summarizes the activity related to fair value servicing assets for the years ended December 31:

	2014	2013	2012
Beginning balance	$116,029	$85,213	$—
Amount recognized in connection with the Homeward Acquisition	—	—	82,275
Additions recognized on the sale of residential mortgage loans	—	—	2,908
Changes in fair value (1):
Changes in assumptions	(15,028)	44,199	30
Realization of cash flows and other changes	(7,100)	(13,383)	—
Ending balance	$93,901	$116,029	$85,213

(1)	Changes in fair value are recognized in Servicing and origination expense in the Consolidated Statements of Operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of December 31, 2014 given hypothetical instantaneous parallel shifts in the yield curve:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(8,101)	$(15,760)
Discount rate (Option-adjusted spread)	$(3,553)	$(6,860)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.

Portfolio of Assets Serviced
The following table presents the composition of our primary servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents loans for which we own the MSRs while subservicing represents all other loans. The UPB of assets serviced for others are not included on our Consolidated Balance Sheets.

	Residential	Commercial	Total
UPB at December 31, 2012
Servicing (1)	$175,762,161	$—	$175,762,161
Subservicing	27,903,555	401,031	28,304,586
	$203,665,716	$401,031	$204,066,747
UPB at December 31, 2013
Servicing (1)	$397,546,635	$—	$397,546,635
Subservicing	67,104,697	400,502	67,505,199
	$464,651,332	$400,502	$465,051,834
UPB at December 31, 2014
Servicing (1)	$361,288,281	$—	$361,288,281
Subservicing	37,439,446	149,737	37,589,183
	$398,727,727	$149,737	$398,877,464

(1)	Includes primary servicing UPB of $160.8 billion, $175.1 billion and $79.4 billion at December 31, 2014, 2013 and 2012, respectively, for which the Rights to MSRs have been sold.
Residential assets serviced includes foreclosed real estate. Residential assets serviced also includes small-balance commercial assets with a UPB of $2.3 billion, $2.6 billion and $2.1 billion at December 31, 2014, 2013 and 2012, respectively, that are managed using the REALServicing® platform. Commercial assets consist of large-balance foreclosed real estate.
A significant portion of the servicing agreements for our non-Agency servicing portfolio contain provisions where we could be terminated as servicer without compensation upon the failure of the serviced loans to meet certain portfolio delinquency or cumulative loss thresholds or in the event we fail to maintain required servicer ratings, among other provisions. As a result of the economic downturn of recent years, the portfolio delinquency and/or cumulative loss threshold provisions have been breached by many private-label securitizations in our non-Agency servicing portfolio. Terminations as servicer as a result of a breach of any of these provisions have been minimal. In the event we are terminated as servicer and the Rights to MSRs were sold to HLSS (now owned by NRZ), we are obligated to compensate NRZ. As a result of the transfer of servicing to another party in 2014 related to Rights to MSRs sold to HLSS, we were required to reimburse HLSS $2.0 million for the loss of servicing revenues.
At December 31, 2014, the geographic distribution of the UPB and count of residential loans and real estate we serviced was as follows:

	Amount	Count
California	$96,727,239	382,859
Florida	31,922,669	212,623
New York	28,113,154	118,661
New Jersey	18,599,585	89,507
Texas	17,149,095	175,210
Other	206,215,985	1,507,178
	$398,727,727	2,486,038

Servicing Revenue
The following table presents the components of servicing and subservicing fees for the years ended December 31:

	2014	2013	2012
Loan servicing and subservicing fees:
Servicing	$1,363,800	$1,246,882	$535,415
Subservicing	128,797	146,605	45,713
	1,492,597	1,393,487	581,128
Home Affordable Modification Program (HAMP) fees	141,121	152,812	76,764
Late charges	121,618	115,826	69,281
Loan collection fees	33,983	31,022	15,960
Custodial accounts (float earnings)	6,693	5,332	3,749
Other	98,163	125,080	57,525
	$1,894,175	$1,823,559	$804,407
Float balances amounted to $3.4 billion, $3.2 billion and $1.3 billion at December 31, 2014, 2013 and 2012, respectively.
Note 10 — Receivables
Receivables consisted of the following at December 31:

	2014	2013
Servicing:
Government-insured loan claims (1)	$52,955	$54,012
Due from custodial accounts	11,627	2,933
Reimbursable expenses	32,387	35,933
Other servicing receivables	29,516	31,659
	126,485	124,537
Income taxes receivable	68,322	6,369
Due from related parties	58,892	14,553
Other receivables (2)	43,690	24,579
	297,389	170,038
Allowance for losses (1)	(26,793)	(17,522)
	$270,596	$152,516

(1)
The total allowance for losses at December 31, 2014 and 2013 includes $26.8 million and $17.4 million, respectively, related to receivables of the Servicing business. The allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) was $10.0 million and $14.0 million at December 31, 2014 and 2013, respectively.

(2)	The balance at December 31, 2014 and 2013 includes $28.8 million and $13.6 million, respectively, related to losses to be indemnified under the terms of the Homeward merger agreement.

Note 11 — Premises and Equipment
Premises and equipment are summarized as follows at December 31:

	2014	2013
Computer hardware and software	$55,132	$51,060
Leasehold improvements	28,549	25,467
Office equipment and other	13,268	12,506
Buildings	13,049	12,926
Furniture and fixtures	12,308	13,174
	122,306	115,133
Less accumulated depreciation and amortization	(78,996)	(61,347)
	$43,310	$53,786
Note 12 — Goodwill
The following table summarizes the activity in the carrying amount of goodwill for year ended December 31, 2014.

	Servicing Segment				Lending Segment
	ResCap	Homeward	Litton	HomEq	Homeward	Liberty	Total
Balance at December 31, 2013
Goodwill	$82,669	$218,170	$57,430	$12,810	$46,159	$2,963	$420,201
Accumulated impairment losses	—	—	—	—	—	—	—
Net	82,669	218,170	57,430	12,810	46,159	2,963	420,201

Impairment losses	(82,669)	(218,170)	(57,430)	(12,810)	(46,159)	(2,963)	(420,201)

Balance at December 31, 2014
Goodwill	82,669	218,170	57,430	12,810	46,159	2,963	420,201
Accumulated impairment losses	(82,669)	(218,170)	(57,430)	(12,810)	(46,159)	(2,963)	(420,201)
Net	$—	$—	$—	$—	$—	$—	$—
We perform an annual impairment test of goodwill as of August 31st of each year. Based on our August 31, 2014 annual assessment, we determined that goodwill was not impaired. During the fourth quarter of 2014, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis as of December 31, 2014. These indicators included significant declines in the market price of our common stock during the fourth quarter of 2014, including declines in reaction to the New York Department of Financial Services (NY DFS) settlement announced in December 2014, which included the resignation of our former Executive Chairman, and the California Department of Business Oversight (CA DBO) settlement announced in January 2015 related to an administrative action dated October 3, 2014. This reassessment resulted in the recognition of an impairment charge of $420.2 million, representing the entire balance of goodwill in our Servicing and Lending segments.
In performing the two-step quantitative assessment, we first compared the fair value of each reporting unit with its net carrying value, including goodwill. Because the fair value of the reporting units exceeded their carrying value, it was necessary to perform the second step of the impairment test to measure the amount of impairment loss. In the second step, we compared the implied fair value of the reporting unit’s goodwill with the carrying value. Because the carrying amount of the goodwill exceeded the implied fair value for the reporting units, we recognized an impairment loss in an amount equal to that excess (up to the carrying value of goodwill). We determined the fair value of the reporting units based a combination of the income approach (discounted cash flow valuation methodology) and the market approach, and with the assistance of a third-party valuation firm.

Note 13 — Other Assets
Other assets consisted of the following at December 31:

	2014	2013
Contingent loan repurchase asset (1)	$274,265	$—
Debt service accounts (2)	91,974	129,897
Prepaid lender fees and debt issuance costs, net (3)	31,337	31,481
Prepaid expenses	17,957	16,132
Real estate	16,720	9,667
Prepaid income taxes (4)	16,450	20,585
Mortgage-backed securities, at fair value (6)	7,335	—
Derivatives, at fair value	6,065	15,494
Contingent assets - ResCap Acquisition (5)	—	51,932
Investment in unconsolidated entities (6)	—	11,771
Purchase price deposit (7)	—	10,000
Other	28,708	12,184
	$490,811	$309,143

(1)
In connection with the Ginnie Mae EBO Transactions, our agreements provide either that: (a) we have the right, but not the obligation, to repurchase previously transferred mortgage loans under certain conditions, including the mortgage loans becoming eligible for pooling under a program sponsored by Ginnie Mae; or (b) we have the obligation to repurchase previously transferred mortgage loans that have been subject to a successful trial modification before any permanent modification is made. Once these conditions are met, we have effectively regained control over the mortgage loan(s), and under GAAP, must re-recognize the loans on our consolidated balance sheets and establish a corresponding repurchase liability. With respect to those loans that we have the right, but not the obligation, to repurchase under the applicable agreement, this requirement applies regardless of whether we have any intention to repurchase the loan. We re-recognized mortgage loans in Other assets and a corresponding liability in Other liabilities.

(2)
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

(3)	We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

(4)
During 2012, 2013 and 2014, we completed intra-entity transfers of certain MSRs. The deferred tax effects of these transactions have been recognized as prepaid income tax assets and are being amortized to Income tax expense over a 7-year period.

(5)
The purchase of certain MSRs and related advances from ResCap was not complete on the date of acquisition pending the receipt of certain consents and court approvals. We recorded a contingent asset effective on the date of the acquisition until we subsequently obtained the required consents and approvals for the MSRs and paid the additional purchase price.

(6)
The balance at December 31, 2013 includes an investment of $5.1 million in OSI and an investment of $6.6 million in PowerLink Settlement Services, LP and related entities. We increased our ownership in OSI from 26.00% to 87.35% on January 31, 2014. Effective on that date, we began including the accounts of OSI in our consolidated financial statements and eliminated our current investment in consolidation. Assets acquired from OSI included residential mortgage-backed securities. In June 2014, we received proceeds from the dissolution of PowerLink Settlement Services, LP equal to our investment.

(7)
The balance at December 31, 2013 represents an initial cash deposit that we made in connection with the agreement we entered into to acquire MSRs and related advances from Wells Fargo Bank, N.A. This deposit along with an additional deposit of $15.0 million that we made in January 2014 were returned to us following a mutual termination of the agreement on November 13, 2014.

Note 14 — Borrowings
Match Funded Liabilities
Match funded liabilities are comprised of the following at December 31:

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	2014	2013
Advance Receivable Backed Notes Series 2012-ADV1 (3)	1-Month LIBOR (1ML) (4) + 175 bps	Jun. 2017	Jun. 2015	$76,920	$373,080	$417,388
Advance Receivable Backed Note (5)	1ML + 300 bps	Dec. 2015	Dec. 2014	49,506	494	33,211
2012-Homeward Agency Advance Funding Trust 2012-1 (6)	Cost of Funds + 300 bps	Apr. 2014	Apr. 2014	—	—	21,019
Advance Receivables Backed Notes, Series 2013-VF1, Class A (7)	1ML + 175 bps (7)	Oct. 2044	Oct. 2014	—	—	1,494,628
Advance Receivables Backed Notes, Series 2013-VF2, Class A (8)	1ML + 167 bps (8)	Oct. 2045	Oct. 2015	44,366	519,634	385,645
Advance Receivables Backed Notes, Series 2013-VF2, Class B (9)	1ML + 300 bps (9)	Oct. 2045	Oct. 2015	3,081	32,919	12,923
Advance Receivables Backed Notes, Series 2014-VF3, Class A (10)	1ML + 175 bps (10)	Oct. 2045	Oct. 2015	47,447	552,553	—
Advance Receivables Backed Notes, Series 2014-VF4 (11)	1ML + 175 bps (11)	Oct. 2045	Oct. 2015	47,447	552,553	—
Advance Receivables Backed Notes, Series 2014-VF1, Class A (12)	Cost of Funds + 275 bps	Dec. 2045	Dec. 2015	65,986	21,192	—
Advance Receivables Backed Notes, Series 2014-VF1, Class B (12)	Cost of Funds + 325 bps	Dec. 2045	Dec. 2015	—	13,598	—
Advance Receivables Backed Notes, Series 2014-VF1, Class C (12)	Cost of Funds + 375 bps	Dec. 2045	Dec. 2015	—	10,224	—
Advance Receivables Backed Notes, Series 2014-VF1, Class D (12)	Cost of Funds + 470 bps	Dec. 2045	Dec. 2015	—	14,000	—
				$334,753	$2,090,247	$2,364,814

Weighted average interest rate					1.97%	2.08%

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

(2)
Borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At December 31, 2014, none of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged.

(3)	On February 1, 2015, the borrowing capacity under this facility was reduced to $400.0 million.

(4)	1-Month LIBOR was 0.17% and 0.17% at December 31, 2014 and 2013, respectively.

(5)	We voluntarily terminated this advance facility on January 30, 2015.

(6)	Advance facility assumed as part of the acquisition of Homeward. This facility was terminated on April 16, 2014, and the advances pledged to the facility were transferred to another facility.

(7)
These notes were issued in connection with the OneWest MSR Transaction. On March 17, 2014, the maximum borrowing capacity under the 2013-VF1 note declined by $500.0 million to a total of $1.0 billion. On October 1, 2014, the 2013-VF1 note was fully repaid.

(8)
On October 1, 2014, the maximum borrowing capacity of the VF2, Class A notes was increased to $564.0 million. The interest margin on these notes was set at 167 bps and is scheduled to increase to 191 bps on July 15, 2015, to 215 bps on August 15, 2015 and 239 bps on September 15, 2015.

(9)
On October 1, 2014, the maximum borrowing capacity of the VF2, Class B notes was increased to $36.0 million. The interest margin on these notes was set at 300 bps and is scheduled to increase to 343 bps on July 15, 2015, to 386 bps on August 15, 2015 and 429 bps on September 15, 2015.

(10)
On October 1, 2014, the maximum borrowing capacity of the note was increased to $600.0 million. The interest margin was set at 175 bps and is scheduled to increase to 200 bps on July 15, 2015, to 225 bps on August 15, 2015 and to 250 bps on September 15, 2015.

(11)
The 2014-VF4 note was issued on October 1, 2014 with a maximum borrowing capacity of $600.0 million. The interest margin on this new series of notes was set at 175 bps and is scheduled to increase to 200 bps on July 15, 2015, to 212 bps on August 15, 2015 and to 250 bps on September 15, 2015.

(12)
The 2014-VF1 notes were issued on December 23, 2014. Maximum borrowing under the facility is $125.0 million. The maximum note balance for the Class A Note is $125.0 million less the actual borrowings under the Class B, C and D Notes. The maximum note balance for the Class B Note is $32.0 million, for the Class C Note $24.5 million and for the Class D note $32.5 million. Beginning April 23, 2015, the maximum borrowing under the facility will decrease by $6.3 million per month until it is reduced to $75.0 million.

Financing Liabilities
Financing liabilities are comprised of the following at December 31:

Borrowings	Collateral	Interest Rate	Maturity	2014	2013
Servicing:
Financing liability – MSRs pledged	MSRs	(1)	(1)	$614,441	$633,804
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (2)	MSRs	(2)	Feb. 2028	111,459	—
Financing liability – Advances pledged (3)	MSRs	(3)	(3)	88,489	—
				814,389	633,804

Lending:
Financing liability - MSRs pledged (4)	MSRs	(4)	(4)	—	17,593
HMBS-related borrowings (5)	Loans held for investment	1ML + 243 bps	(5)	1,444,252	615,576
				1,444,252	633,169

				$2,258,641	$1,266,973

(1)
This financing liability arose in connection with the HLSS Transactions and has no contractual maturity. The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows underlying the related MSRs.

(2)
OASIS noteholders are entitled to receive a monthly payment amount equal to the sum of: (a) the designated servicing fee amount (21 basis points of the UPB of the reference pool of Freddie Mac mortgages); (b) any termination payment amounts; (c) any excess refinance amounts; and (d) the note redemption amounts, each as defined in the indenture supplement for the notes. The notes have a final stated maturity of February 2028. We accounted for this transaction as a financing. Monthly amortization of the liability is estimated using the proportion of monthly projected service fees on the underlying MSRs as a percentage of lifetime projected fees, adjusted for the term of the security.

(3)
Certain advances were sold to HLSS Mortgage and HLSS SEZ LP on March 4, 2014 and May 2, 2014, respectively. These sales of advances did not qualify for sales accounting treatment and were accounted for as a financing.

(4)
Represents sales of MSRs to a third party that were being accounted for as a financing. The financing liability was being amortized using the interest method with the servicing income that was remitted to the purchaser representing payments of principal and interest. In April 2014, we derecognized the remaining liability related to this MSR sale. During 2014, we recognized a gain of $2.6 million on the extinguishment of the financing liability.

(5)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.
Other Secured Borrowings
Other secured borrowings are comprised of the following at December 31:

Borrowings	Collateral	Interest Rate	Maturity	Available Committed Borrowing Capacity	2014	2013
Servicing:
SSTL (1)	(1)	1-Month Euro-dollar rate + 375 bps with a Eurodollar floor of 125 bps (1)	Feb. 2018	$—	$1,277,250	$1,290,250
Promissory note (2)	MSRs	1ML + 350 bps	May 2017	—	—	15,529
Repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Jun. 2015	17,982	32,018	17,507
				17,982	1,309,268	1,323,286

Lending:
Master repurchase agreement (4)	LHFS	1ML + 175 bps	Jun. 2015	—	208,010	105,659
Participation agreement (5)	LHFS	N/A	Apr. 2016	—	41,646	81,268
Participation agreement (6)	LHFS	N/A	Apr. 2016	—	196	—
Master repurchase agreement (7)	LHFS	1ML + 175 - 275 bps	Jul. 2015	—	102,073	91,990
Master repurchase agreement (8)	LHFS	1ML + 175 - 200 bps	Nov. 2014	—	—	89,836
Master repurchase agreement (9)	LHFS	1ML + 275bps	Jul. 2015	—	52,678	51,975
Mortgage warehouse agreement (10)	LHFS	1ML + 275 bps; floor of 350 bps	May 2015	—	23,851	34,292
				—	428,454	455,020

Corporate Items and Other:
Securities sold under an agreement to repurchase (11)	Ocwen Real Estate Asset Liquidating Trust 2007-1 Notes	Class A-2 notes: 1ML + 200 bps; Class A-3 notes: 1ML + 300 bps	Monthly	—	—	4,712
				17,982	1,737,722	1,783,018
Discount (1)				—	(4,031)	(5,349)
				$17,982	$1,733,691	$1,777,669

Weighted average interest rate					4.33%	4.86%

(1)
On February 15, 2013, we entered into a new SSTL facility agreement and borrowed $1.3 billion that was used principally to fund the ResCap Acquisition and repay the balance of the previous SSTL. The loan was issued with an original issue discount of $6.5 million that we are amortizing over the term of the loan. We are required to repay the principal amount of the borrowings in consecutive quarterly installments of $3.3 million. In addition, we are generally required to use the net cash proceeds (as defined) from any asset sale (as defined) to repay loan principal. Generally, this provision applies to non-operating sales of assets, and net cash proceeds represent the proceeds from the sale of the assets, net of the repayment of any debt secured by a lien on the assets sold. However, for asset sales that are part of an HLSS Transaction, we have the option, within 180 days, either to invest the net cash proceeds in MSRs or related assets, such as advances, or to repay loan principal. The borrowings are secured by a first priority security interest in substantially all of the assets of Ocwen. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate [the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR)], plus a margin of 2.75% and a base rate floor of 2.25% or (b) the one month Eurodollar rate, plus a margin of 3.75% and a one month Eurodollar floor of 1.25%. To date we have elected option (b) to determine the interest rate.
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
On March 2, 2015 and April 17, 2015, respectively, we entered into Amendments No. 2 and No. 3 to the Senior Secured Term Loan Facility Agreement. See Note 30 — Subsequent Events for additional information regarding these amendments.

(2)	This note was repaid in full on February 28, 2014.

(3)
Under this repurchase agreement, the lender provides financing on a committed basis for $50.0 million and, at the discretion of the lender, on an uncommitted basis for an additional $50.0 million. On June 30, 2014, the maturity date of this facility was extended to June 29, 2015.

(4)
Under this repurchase agreement, the lender provides financing on a committed basis for $150.0 million and, at the discretion of the lender, on an uncommitted basis for an additional $150.0 million. On April 17, 2014, the maturity date of this facility was extended to April 16, 2015. On March 24, 2015, the maturity date of this facility was further extended to June 10, 2015.

(5)
Under this participation agreement, the lender provides financing on an uncommitted basis for $100.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. However, the transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. On May 31, 2014, the maturity date of this facility was extended to May 31, 2015. On March 10, 2015, the maturity date of this agreement was further extended to April 30, 2016, and the maximum borrowing was reduced to $50.0 million. On April 16, 2015, the maximum borrowing capacity was increased to $100.0 million.

(6)
On November 12, 2014, we entered into this participation agreement under which the lender provides financing on an uncommitted basis up to $100.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. However, the transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. On March 10, 2015, the maturity date of this agreement was extended to April 30, 2016, and the maximum borrowing was increased to $150.0 million.

(7)
Under this repurchase agreement, the lender provides financing on a committed basis for $75.0 million and, at the discretion of the lender, on an uncommitted basis for an additional $75.0 million. On September 2, 2014, the maturity date of this facility was extended to October 2, 2014. On October 2, 2014, the maturity date was further extended to September 1, 2015. On March 31, 2015, the maturity date was revised to July 31, 2015, and the committed lending capacity was to decline to zero on May 29, 2015. On April 16, 2015, this facility was terminated.

(8)	On October 24, 2014, this facility was repaid in full and terminated.

(9)
On September 2, 2014, the maximum borrowing capacity under this facility was reduced to $37.5 million on a committed basis plus an additional $37.5 million on an uncommitted basis at the discretion of the lender. On December 31, 2014, the termination date of this facility was extended to January 16, 2015. On January 16, 2015, the termination date was further extended to April 16, 2015. On March 31, 2015, the maturity date was further extended to July 31, 2015; however, the committed lending capacity declines to zero on May 29, 2015. On April 16, 2015, the maximum borrowing capacity under this agreement was reduced to $37.5 million, all of which is committed.

(10)
Borrowing capacity under this facility of $60.0 million is available on an uncommitted basis at the discretion of the lender. In August 2014, the maturity date of this facility was extended to May 28, 2015.

(11)	This agreement was terminated December 12, 2014.
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
At any time prior to May 15, 2016, Ocwen may redeem all or a part of the Senior Unsecured Notes, upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 100.0% of the principal amount of the Senior Unsecured Notes redeemed, plus the Applicable Premium as defined in the related indenture agreement (the Indenture), plus accrued and unpaid interest and Additional Interest as defined in the Indenture, if any, on the Senior Unsecured Notes redeemed. The Applicable Premium on a Note is the greater of 1% of the principal amount of the Note or the redemption price at May 15, 2016 plus all interest due from the redemption date through May 15, 2016, less the principal amount of the Note. As discussed below, additional interest is earned by the Senior Unsecured Notes if the deadline for exchange or registration of the Senior Unsecured Notes is not met and ranges from an initial 0.25% to a maximum 1.0%.
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
Ocwen contemporaneously entered into a Registration Rights Agreement under which it agreed for the benefit of the initial purchasers of the Senior Unsecured Notes to use commercially reasonable efforts to file a registration statement and to have the registration statement become effective on or prior to 270 days after the closing of the offering. The registration statement would relate to a registered offer to exchange the Senior Unsecured Notes for other notes (referred to as the exchange notes) that would be issued by Ocwen, would be registered with the SEC and would have substantially identical terms as the Senior Unsecured Notes. If Ocwen were unable to effect the exchange offer, it would instead be required to use commercially reasonable efforts to file and cause to become effective a shelf registration statement relating to resales of the Senior Unsecured Notes. If the exchange offer were not completed (or, if required under certain circumstances, the shelf registration statement were not declared effective) on or before 270 days after the closing of the offering, then additional interest would accrue on the principal amount of the notes at a rate of 0.25% per annum (which rate will be increased by an additional 0.25% per annum for each subsequent 90-day period that such additional interest continues to accrue; provided that the rate at which such additional interest accrues may in no event exceed 1.0% per annum) until the exchange offer is completed or the shelf registration statement, if required, is declared effective. Ocwen was unable to complete the exchange offer or to cause the shelf registration statement to become effective by February 6, 2015, the 270th day following the closing of the offering. As a result, the interest rate on the notes has increased in accordance with the terms of the Registration Rights Agreement.
In connection with our issuance of the Senior Unsecured Notes, we incurred certain costs that we capitalized and are amortizing over the period from the date of issuance to May 15, 2019. The unamortized balance of these issuance costs was $5.8 million at December 31, 2014.
Covenants
Under the terms of our existing debt agreements, we are subject to various qualitative and quantitative covenants. These covenants include:

•	Financial covenants;

•	Covenants to operate in material compliance with applicable laws;

•
Restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock, transferring assets or making loans, investments or acquisitions; and

•	Monitoring and reporting of various specified transactions or events, including specific reporting on defined events affecting collateral underlying certain debt agreements.
Financial covenants in our debt agreements require that we maintain, among other things:

•	a specified interest coverage ratio, which is defined under our SSTL as the ratio of trailing four quarter adjusted EBITDA to trailing four quarter interest expense (each as defined therein);

•	a specified corporate leverage ratio, which is defined under our SSTL as consolidated debt to trailing four quarter adjusted EBITDA (each as defined therein);

•	a specified consolidated total debt to consolidated tangible net worth ratio;

•	a specified loan to value ratio, as defined under our SSTL; and

•	specified levels of consolidated tangible net worth, liquidity and, at the OLS level, net operating income.
As of December 31, 2014, the most restrictive consolidated tangible net worth requirement was $630.0 million plus 65% of quarterly net income, without adjustment for quarterly net losses, beginning with the three months ended December 31, 2012. The required consolidated tangible net worth in connection with this agreement was $957.1 million at December 31, 2014.
As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, noncompliance with our covenants, nonpayment of principal or interest, material misrepresentations, the occurrence of material adverse change, insolvency, bankruptcy, certain material judgments and changes of control. Covenants and defaults of this type are commonly found in debt agreements such as ours. Certain of these covenants and defaults are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies. Our lenders can waive their contractual rights in the event of a default.
In connection with certain of our secured borrowings, failure to provide audited financial statements timely constitutes a default. We did not provide audited financial statements for Homeward as of and for the year ended September 30, 2014, or for OLS and Liberty as of and for the year ended December 31, 2014, within the original contractually required timeframes. We received waivers of the resulting defaults from all applicable lenders through at least May 29, 2015.
Under one of its advance financing agreements, OLS must maintain certain minimum servicer ratings assigned by S&P, Moody’s and Fitch. If any of these rating agencies withdraws its rating or if the assigned ratings falls below the minimum ratings established in the lending agreement, an early amortization event occurs under the lending agreement if the lender’s agent notifies the indenture trustee that an early amortization event has occurred. As a result of downgrades in our servicer ratings, the lender has the right to deliver such notice at any time. The lender has agreed not to deliver such a notice to the indenture trustee subject to its ongoing monthly review. If an early amortization event occurs and is not waived by the lender, no new advances can be funded under the facility, all collections on advances funded through the facility must be used to pay interest and principal on currently outstanding borrowings under the facility, minimum facility balance repayments would be instituted, and the interest rate margin on 1-month LIBOR would increase. At December 31, 2014, we had $373.1 million of borrowings outstanding under this facility out of a maximum borrowing capacity of $450.0 million. The scheduled date to begin amortization of this facility is June 2015. We have entered into a commitment letter providing for replacement financing should the existing lender seek not to renew or extend the revolving period upon its completion in June 2015. Our lender’s obligation to fund under this commitment letter is subject to conditions precedent, some of which are outside our control.
We believe that we are in compliance with, or have received waivers of, all of the qualitative and quantitative covenants in our debt agreements as of the date of these financial statements.
Maturities of Borrowings
Aggregate long-term borrowings by maturity date at December 31, 2014 are as follows:

	Expected Maturity Date (1) (2)
	2015	2016	2017	2018	2019	There- after	Total Balance	Fair Value
Match funded liabilities	$2,090,247	$—	$—	$—	$—	$—	$2,090,247	$2,090,247
Other secured borrowings	472,160	11,701	11,714	1,238,116	—	—	1,733,691	1,658,699
Senior unsecured notes	—	—	—	—	350,000	—	350,000	321,563
	$2,562,407	$11,701	$11,714	$1,238,116	$350,000	$—	$4,173,938	$4,070,509

(1)
For match funded liabilities, the expected maturity date is the date on which the revolving period ends for each advance financing facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.

(2)
Excludes financing liabilities, which we recognized in connection with the sales transactions that we accounted for as financings. Financing liabilities include $614.4 million recorded in connection with sales of MSRs and Rights to MSRs and $1.4 billion recorded in connection with the securitizations of HMBS. The MSR-related financing liabilities have no contractual maturity and are amortized over the life of the transferred Rights to MSRs. The HMBS-related financing liabilities have no contractual maturity and are amortized as the related loans are repaid.

Note 15 — Other Liabilities
Other liabilities were comprised of the following at December 31:

	2014	2013
Contingent loan repurchase liability (1)	$274,265	$—
Accrued expenses	142,592	108,870
Liability for indemnification obligations	132,918	192,716
Payable to servicing and subservicing investors (2)	67,722	33,501
Due to related parties	55,585	77,901
Liability for selected tax items	28,436	27,273
Checks held for escheat	18,513	24,392
Liability for certain foreclosure matters (3)	—	66,948
Additional purchase price due seller - ResCap Acquisition	—	54,220
Other	73,503	58,774
	$793,534	$644,595

(1)
In connection with the Ginnie Mae EBO Transactions, we have re-recognized certain loans on our consolidated balance sheets and establish a corresponding repurchase liability regardless of our intention to repurchase the loan.

(2)	The balance represents amounts due to investors in connection with loans we service under servicing and subservicing agreements.

(3)
This liability was settled in May 2014. We recognized $53.5 million of expense in Professional services during 2013 to establish the liability. We recognized the remaining $13.4 million of the liability as an adjustment to the initial purchase price allocation related to the Homeward Acquisition. We applied this measurement period adjustment retrospectively to our Consolidated Balance Sheet at December 31, 2012 with an offsetting increase in goodwill.

Note 16 — Mezzanine Equity
Preferred Stock
On December 27, 2012, Ocwen issued 162,000 shares of Series A Perpetual Convertible Preferred Stock, having a par value of $0.01 per share as part of the consideration paid in the Homeward Acquisition. Holders of the Preferred Shares were entitled to receive mandatory and cumulative dividends payable quarterly at the rate per share equal to the greater of (i) 3.75% per annum multiplied by $1,000 per share and (ii) in the event Ocwen pays a regular quarterly dividend on its common stock in such quarter, the rate per share payable in respect of such quarterly dividend on an as-converted basis. Each Preferred Share, together with any accrued and unpaid dividends, was convertible to common stock at the option of the holder at a conversion price equal to $31.79.
On September 23, 2013, holders elected to convert 100,000 of the Preferred Shares into 3,145,640 shares of common stock. On July 14, 2014, holders elected to convert the remaining 62,000 shares into 1,950,296 shares of common stock.
The following table summarizes the activity in mezzanine equity since issuance of the Preferred Shares:

Initial issuance price on December 27, 2012	$162,000
Discount for beneficial conversion feature	(8,688)
Accretion of BCF discount (Deemed dividend)	60
Carrying value at December 31, 2012	153,372
Conversion of 100,000 Preferred Shares	(100,000)
Accretion of BCF discount (Deemed dividend) (1)	6,989
Carrying value at December 31, 2013	60,361
Conversion of 62,000 Preferred Shares	(62,000)
Accretion of BCF discount (Deemed dividend) (1)	1,639
Carrying value at December 31, 2014	$—

(1)	Accretion includes $0.8 million and $3.5 million accelerated write-off of the unamortized discount related to the conversion of Preferred Shares during 2014 and 2013, respectively.

Note 17 — Equity
Common Stock
On March 28, 2012, we converted $56.4 million of the outstanding principal balance of the 3.25% Convertible Notes to 4,635,159 shares of Ocwen common stock and redeemed the remaining balance for cash.
On September 23, 2013, Ocwen paid $157.9 million to repurchase from the holders of our Preferred Shares all 3,145,640 shares of Ocwen common stock that were issued upon their election to convert 100,000 of the Preferred Shares into shares of common stock. On July 14, 2014, Ocwen paid $72.3 million to repurchase all 1,950,296 shares of common stock that were issued upon conversion of the remaining 62,000 Preferred Shares.
On October 31, 2013, we announced that Ocwen’s Board of Directors had authorized a share repurchase program for an aggregate of up to $500.0 million of Ocwen’s issued and outstanding shares of common stock. Repurchases may be made in open market transactions at prevailing market prices or in privately negotiated transactions. Unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 2016. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period. The repurchase of shares issued in connection with the conversion of Preferred Shares is not considered to be part of this repurchase program and, therefore, does not count against the $500.0 million aggregate value limit. During 2014, we completed the repurchase of 10,420,396 shares of common stock in the open market under this program for a total purchase price of $310.2 million. From inception of the program through December 31, 2014, we have completed the repurchase of 11,546,103 shares for an aggregate purchase price of $370.3 million.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCL), net of income taxes, were as follows at December 31:

	2014	2013
Unrealized losses on cash flow hedges	$8,291	$10,026
Other	122	125
	$8,413	$10,151
Note 18 — Derivative Financial Instruments and Hedging Activities
Because many of our current derivative agreements are not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreements. We control this risk through credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amount of our contracts does not represent our exposure to credit loss.
The following table summarizes the changes in the notional balances of our holdings of derivatives during the year ended December 31, 2014:

	IRLCs	Forward MBS Trades	Interest Rate Caps
Beginning balance	$751,436	$950,648	$1,868,000
Additions	4,710,504	8,657,112	1,100,000
Amortization	94,571	—	(1,239,000)
Maturities	(4,280,676)	(3,366,349)	—
Terminations	(1,036,429)	(5,537,686)	—
Ending balance	$239,406	$703,725	$1,729,000

Fair value of derivative assets (liabilities) at:
December 31, 2014	$6,065	$(2,854)	$567
December 31, 2013	$8,433	$6,905	$442

Maturity	Feb. 2015 - Mar. 2015	Feb. 2015 - Mar. 2015 (1)	Nov. 2016 - Oct. 2017

(1)
As loans are originated and sold or as loan commitments expire, our forward MBS trade positions mature and are replaced by new positions based upon new loan commitments and originations and expected time to sell.

Foreign Currency Exchange Rate Risk Management
We periodically enter into foreign exchange forward contracts to hedge against the effect of changes in the value of the India Rupee on amounts payable to our India subsidiaries. Our operations in the Philippines also expose us to foreign currency exchange rate risk, but we currently consider this risk to be insignificant.
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
Interest Rate Lock Commitments
A loan commitment binds us (subject to the loan approval process) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. The borrower is not obligated to obtain the loan, thus we are subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Our interest rate exposure on these derivative loan commitments is hedged with freestanding derivatives such as forward contracts. We enter into forward contracts with respect to fixed and variable rate loan commitments.
MSRs, at Fair Value
Effective April 1, 2013, we terminated our hedging program for MSRs which we measure at fair value. Prior to their termination, we used economic hedges including interest rate swaps, U.S. Treasury futures and forward contracts to minimize the effects of loss in value of these MSRs associated with increased prepayment activity that generally results from declining interest rates.
The following summarizes our open derivative positions at December 31, 2014 and the losses on all derivatives used in each of the identified hedging programs for the year then ended. None of the derivatives was designated as a hedge for accounting purposes at December 31, 2014:

Purpose	Expiration Date	Notional Amount	Asset / (Liability) at Fair Value (1)	Losses	Consolidated Statement of Operations Caption
Hedge the effect of changes in interest rates on interest expense on borrowings
Interest rate caps
Hedge the effect of changes in 1ML on advance funding facilities	Nov. 2016 - Oct. 2017	$1,729,000	$567	$661	Other, net

Interest rate risk of mortgage loans held for sale and of IRLCs
Forward MBS trades	Feb 2015 - Mar 2015	703,725	(2,854)	17,214	Gain on loans held for sale, net

IRLCs	Feb 2015 - Mar 2015	239,406	6,065	25,822	Gain on loans held for sale, net
Total derivatives			$3,778	$43,697

(1)	Derivatives are reported at fair value in Receivables, Other assets or in Other liabilities on our Consolidated Balance Sheets.
Included in AOCL at December 31, 2014 and 2013, respectively, were $8.8 million and $10.8 million of deferred unrealized losses, before taxes of $0.5 million and $0.7 million, respectively, on interest rate swaps that we had designated as cash flow hedges. Changes in AOCL during the years ended December 31 were as follows:

	2014	2013	2012
Beginning balance	$10,151	$6,441	$7,896

Additional net losses on cash flow hedges	—	12,363	8,315
Ineffectiveness of cash flow hedges reclassified to earnings	—	(657)	41
Losses on terminated hedging relationships amortized to earnings	(1,982)	(10,816)	(10,592)
Net increase (decrease) in accumulated losses on cash flow hedges	(1,982)	890	(2,236)
Decrease in deferred taxes on accumulated losses on cash flow hedges	248	2,825	786
Increase (decrease) in accumulated losses on cash flow hedges, net of taxes	(1,734)	3,715	(1,450)

Other	(4)	(5)	(5)

Ending balance	$8,413	$10,151	$6,441
As of December 31, 2014, amortization of accumulated losses on cash flow hedges from AOCL to Other income (expense), net is projected to be $1.8 million during 2015. To the extent we sell the MSRs to which the accumulated losses on cash flow hedges applied, a proportionate amount of the remaining unamortized accumulated losses associated with the MSRs sold will be recognized in earnings at that time.
Other income (expense), net, includes the following related to derivative financial instruments for the years ended December 31:

	2014	2013	2012
Gains (losses) on economic hedges	(661)	(2,861)	7,331
Ineffectiveness of cash flow hedges	—	(657)	41
Write-off of losses in AOCL for a discontinued hedge relationship (1)	(1,982)	(10,816)	(4,633)
Write-off of losses in AOCL for hedge of a financing facility assumed by HLSS (2)	—	—	(5,958)
	$(2,643)	$(14,334)	$(3,219)

(1)	Includes the write off in 2012 and 2013 of the remaining unamortized losses when a borrowing under the related advance financing facility was repaid in full, and the facility was terminated.
Note 19 — Interest Income
The following table presents the components of interest income for the years ended December 31:

	2014	2013	2012
Loans held for sale	$20,299	$18,563	$2,946
Other	2,692	3,792	5,383
	$22,991	$22,355	$8,329
Interest income that we expect to be collected on Loans Held for Investment - Reverse Mortgages, or HECMs, is included with net fair value gains in Other revenues.

Note 20 — Interest Expense
The following table presents the components of interest expense for the years ended December 31:

	2014	2013	2012
Match funded liabilities	$61,576	$75,979	$122,292
Financing liabilities (1) (2)	371,852	228,985	54,710
Other secured borrowings	82,837	81,851	41,510
6.625% Senior Unsecured Notes	15,595	—	—
3.25% Convertible Notes (3)	—	—	153
10.875% Capital Securities (4)	—	—	1,894
Other	9,897	8,771	2,896
	$541,757	$395,586	$223,455

(1)	Includes interest expense related to financing liabilities recorded in connection with the HLSS Transactions as indicated in the table below:

	2014	2013	2012
Servicing fees collected on behalf of HLSS	$736,122	$633,377	$117,789
Less: Servicing fee retained by Ocwen	358,053	317,723	50,162
Net servicing fees remitted to HLSS	378,069	315,654	67,627
Less: Reduction in financing liability	17,374	87,068	12,917
Interest expense on HLSS financing liability	$360,695	$228,586	$54,710
The reduction in financing liability for 2014 does not include $2.0 million in reimbursements to HLSS for the loss of servicing revenues when we were terminated as servicer and the related Rights to MSRs had been sold to HLSS.

(2)	Interest expense that we expect to be paid on the HMBS-related borrowings is included with net fair value gains in Other revenues.

(3)	We redeemed the remaining 3.25% Convertible Notes outstanding on March 28, 2012.

(4)	We redeemed the remaining 10.875% Capital Securities outstanding on August 31, 2012.
Note 21 — Income Taxes
For income tax purposes, the components of income (loss) before taxes were as follows for the years ended December 31:

	2014	2013	2012
Domestic	$(401,741)	$76,957	$176,075
Foreign	(41,418)	275,522	81,433
	$(443,159)	$352,479	$257,508
The components of income tax expense (benefit) were as follows for the years ended December 31:

	2014	2013	2012
Current:
Federal	$(20,824)	$58,507	$10,621
State	(403)	14,691	(759)
Foreign	9,195	15,545	2,968
	(12,032)	88,743	12,830
Deferred:
Federal	41,986	(53,711)	62,704
State	(997)	(4,325)	(431)
Foreign	(6,162)	(4,410)	1,482
Provision for valuation allowance on deferred tax assets	3,601	15,764	—
	38,428	(46,682)	63,755
Total	$26,396	$42,061	$76,585

Income tax expense differs from the amounts computed by applying the U.S. Federal corporate income tax rate of 35% as follows for the years ended December 31:

	2014	2013	2012
Expected income tax expense at statutory rate	$(155,106)	$123,368	$90,127
Differences between expected and actual income tax expense:
Impairment of goodwill	92,034	—	—
State tax, after Federal tax benefit	(1,084)	5,639	(1,184)
Provision for liability for selected tax items	6,084	12,218	5,558
Non-deductible regulatory settlements	53,375	—	—
Other permanent differences	(254)	(636)	15
Foreign tax differential	27,799	(112,997)	(17,816)
Provision for valuation allowance on deferred tax assets	3,601	15,764	—
Other	(53)	(1,295)	(115)
Actual income tax expense	$26,396	$42,061	$76,585
Net deferred tax assets were comprised of the following at December 31:

	2014	2013
Deferred tax assets:
Net operating loss carryforward	$35,433	$35,370
Bad debt and allowance for loan losses	10,727	6,397
Partnership losses	10,663	11,085
Intangible asset amortization	10,741	4,728
Accrued legal settlements	7,403	27,320
Reserve for servicing exposure	7,093	20,446
Accrued other liabilities	6,271	7,452
Accrued incentive compensation	5,029	10,037
Tax residuals and deferred income on tax residuals	4,021	3,963
Delinquent servicing fees	3,591	36,480
Stock-based compensation expense	3,431	2,956
Foreign deferred assets	2,568	2,802
Accrued lease termination costs	1,831	1,085
Capital losses	1,464	843
Valuation allowance on real estate	1,007	767
Interest rate swaps	494	743
Other	5,606	10,560
	117,373	183,034
Deferred tax liabilities:
Mortgage servicing rights amortization	14,696	51,619
Foreign undistributed earnings	6,249	—
Other	76	80
	21,021	51,699
	96,352	131,335
Valuation allowance	(19,365)	(15,764)
Deferred tax assets, net	$76,987	$115,571
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. Among the factors considered in this evaluation are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted. As a result of this evaluation, we concluded that a valuation allowance of $19.4 million and $15.8 million was necessary at December 31, 2014 and 2013, respectively.

We recognized total interest and penalties of $2.3 million, $2.0 million and $(0.1) million in 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, accruals for interest and penalties were $5.9 million and $3.6 million, respectively. As of December 31, 2014 and 2013, we had a liability for selected tax items of $22.5 million and $23.7 million, respectively, all of which if recognized would affect the effective tax rate.
It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to activities of the Internal Revenue Service or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The range of the possible change in unrecognized tax benefits within the next 12 months cannot be reasonably estimated at December 31, 2014. However, we do not expect that change to have a material impact on our financial position or results of operations.
Our major jurisdiction tax years that remain subject to examination are our U.S. federal tax return for the years ended December 31, 2008 through the present, our USVI corporate tax return for the years ended December 31, 2012 through the present and our India corporate tax returns for the years ended March 31, 2005 through the present. Our U.S. federal tax return for the years ended December 31, 2008, 2009, 2010 and 2012 are currently under examination. In addition, the U.S. federal tax return filed by our USVI subsidiary for the year ended December 31, 2012 is currently under examination. A reconciliation of the beginning and ending amount of the total liability for selected tax items is as follows for the years ended December 31:

	2014	2013
Beginning balance	$27,273	$22,702
Additions for tax positions of prior years	1,392	4,944
Reductions for tax positions of prior years	(6,010)	—
Lapses in statute of limitations	(132)	(373)
Ending balance	$22,523	$27,273
At December 31, 2014, we had U.S. NOL carryforwards of $100.4 million. These carryforwards will expire beginning 2019 through 2034. We believe that it is more likely than not that the benefit from certain federal NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $19.1 million on the deferred tax assets relating to these federal NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2014 will be accounted for as a reduction of income tax expense. We have capital loss carryforwards of $23.0 million at December 31, 2014.
As of December 31, 2014, we have recognized a deferred tax liability of $6.2 million for India, Mauritius and Luxembourg subsidiary undistributed earnings of $31.9 million. We anticipate repatriating the $31.9 million of earnings in 2015. With the exception of the planned repatriation of India, Mauritius, and Luxembourg subsidiary earnings, we consider the remainder of our foreign subsidiary undistributed earnings to be indefinitely invested outside the U.S. based on our specific plans for reinvestment. As of December 31, 2014, our foreign subsidiaries have approximately $327.0 million of undistributed earnings and $112.9 million of cash and short term investments. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability is not practicable.
OMS is headquartered in Frederiksted, St. Croix, USVI and is located in a federally recognized economic development zone where qualified entities are eligible for certain benefits. We refer to these benefits as “EDC benefits” as they are granted by the USVI Economic Development Commission. We were approved as a Category IIA service business, and are therefore entitled to receive benefits that have a favorable impact on our effective tax rate. These benefits, among others, enable us to avail ourselves of a credit of 90% of income taxes on certain qualified income related to our servicing business. The exemption was granted as of October 1, 2012 and is available for a period of 30 years until expiration on September 30, 2042. The impact of these EDC benefits decreased foreign taxes by $61.2 million and $109.1 million for 2014 and 2013, respectively. The benefit of these EDC benefits on diluted earnings per share was $0.47 and $0.78 for 2014 and 2013, respectively.

Note 22 — Basic and Diluted Earnings (Loss) per Share
Basic earnings per share excludes common stock equivalents and is calculated by dividing net income attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted earnings per share by dividing net income attributable to Ocwen, as adjusted to add back preferred stock dividends and interest expense on convertible notes, net of income tax, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards, the preferred stock and convertible notes. The following is a reconciliation of the calculation of basic earnings per share to diluted earnings per share for the years ended December 31:

	2014	2013	2012
Basic earnings (loss) per share:
Net income (loss) attributable to Ocwen common stockholders	$(472,602)	$298,398	$180,778

Weighted average shares of common stock	131,362,284	135,678,088	133,912,643

Basic earnings (loss) per share	$(3.60)	$2.20	$1.35

Diluted earnings (loss) per share (1):
Net income (loss) attributable to Ocwen common stockholders	$(472,602)	$298,398	$180,778
Preferred stock dividends (1) (2)	—	—	—
Interest expense on 3.25% Convertible Notes, net of income tax (3)	—	—	107
Adjusted net income (loss) attributable to Ocwen	$(472,602)	$298,398	$180,885

Weighted average shares of common stock	131,362,284	135,678,088	133,912,643
Effect of dilutive elements (1):
Preferred Shares (1) (2)	—	—	—
3.25% Convertible Notes (2)	—	—	1,008,891
Stock options	—	4,110,355	3,593,419
Common stock awards	—	12,063	6,326
Dilutive weighted average shares of common stock	131,362,284	139,800,506	138,521,279

Diluted earnings (loss) per share	$(3.60)	$2.13	$1.31

Stock options excluded from the computation of diluted earnings per share:
Anti-dilutive (3)	314,688	—	143,125
Market-based (4)	295,000	547,500	1,535,000

(1)
For 2014, we have excluded the effect of the Preferred Shares, stock options and common stock awards from the computation of diluted earnings per share because of the anti-dilutive effect of our reported net loss.

(2)
Prior to the conversion of the remaining Preferred Shares into common stock in July 2014 and the redemption of the remaining 3.25% Convertible Notes into common stock in March 2012, we computed their effect on diluted earnings per share using the if-converted method. For purposes of computing diluted earnings per share, we assumed the conversion of the Preferred Shares and the 3.25% Convertible Notes into shares of common stock unless the effect was anti-dilutive. Conversion of the Preferred Shares was not assumed for 2013 and 2012 because the effect would have been antidilutive.

(3)	These stock options were anti-dilutive because their exercise price was greater than the average market price of our stock.

(4)	Shares that are issuable upon the achievement of certain performance criteria related to Ocwen’s stock price and an annualized rate of return to investors.
Note 23 — Employee Compensation and Benefit Plans
We maintain a defined contribution plan to provide post-retirement benefits to our eligible employees. We also maintain additional compensation plans for certain employees. We designed these plans to facilitate a pay-for-performance policy, further align the interests of our officers and key employees with the interests of our shareholders and assist in attracting and retaining employees vital to our long-term success. These plans are summarized below.
Retirement Plan
We maintain a defined contribution 401(k) plan. Generally, we match 50% of each employee’s contributions, limited to 2% of the employee’s compensation. However, for a 12-month period following the acquisition of Liberty and for employees who were participants in the Genworth Financial, Inc. Retirement & Savings Plan, the 401(k) plan was amended to allow Ocwen to contribute, for the first 6% of each participant’s compensation that is contributed to the 401(k) plan, 100% of that amount to the participant’s account. In addition, for a 12-month period following the acquisition, Ocwen contributed a profit-sharing component to the 401(k) plan equal to from 1% to 6% of the participant’s compensation.
Our contributions to the 401(k) plan were $3.8 million, $4.2 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Annual Incentive Plan
The Ocwen Financial Corporation Amended 1998 Annual Incentive Plan and the 2007 Equity Incentive Plan (the 2007 Equity Plan) are our primary incentive compensation plans for executives and other key employees. Under the terms of these plans, participants can earn cash and equity-based awards as determined by the Compensation Committee of the Board of Directors (the Committee). The awards are generally based on objective performance criteria established by the Committee. The Committee may at its discretion adjust performance measurements to reflect significant unforeseen events. We recognized $13.5 million, $28.4 million and $7.2 million of compensation expense during 2014, 2013 and 2012, respectively, related to annual incentive compensation awarded in cash.
The 2007 Equity Plan authorizes the grant of stock options, restricted stock or other equity-based awards to employees. At December 31, 2014, there were 9,316,758 shares of common stock remaining available for future issuance under the 2007 Equity Plan. Beginning in 2008, Ocwen has awarded stock options to certain members of senior management under the 2007 Equity Plan. These awards had the following characteristics in common:

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

Stock option activity for the years ended December 31:

	2014		2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	8,182,611	$10.62	8,938,179	$9.93	7,894,728	$5.48
Granted (1)	330,000	$34.48	50,000	$51.70	2,160,000	$23.92
Exercised (2)(3)	(683,750)	$8.30	(790,568)	$5.35	(1,116,549)	$3.56
Forfeited (1)	(1,000,000)	$24.38	(15,000)	$15.27	—	$—
Outstanding at end of year (4)(5)	6,828,861	$9.99	8,182,611	$10.62	8,938,179	$9.93

Exercisable at end of year (4)(5)(6)	5,750,739	$6.84	5,733,864	$6.53	5,569,432	$5.04

(1)
Stock options granted in 2012 include 2,000,000 options granted to Ocwen’s former Executive Chairman, William C. Erbey at an exercise price of $24.38 equal to the closing price of the stock on the day of the Committee’s approval. On April 22, 2014, Mr. Erbey surrendered 1,000,000 of these options. We recognized the remaining $5.7 million of previously unrecognized compensation expense associated with these options as of the date of surrender.

(2)
The total intrinsic value of stock options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, was $13.7 million, $35.3 million and $23.9 million for 2014, 2013 and 2012, respectively.

(3)
In connection with the exercise of stock options during 2014, 2013 and 2012, employees delivered 249,696, 138,553 and 33,605 shares, respectively, of common stock to Ocwen as payment for the exercise price and the income tax withholdings on the compensation. As a result, a total of 434,054, 652,015 and 1,082,944 net shares of stock were issued in 2014, 2013 and 2012, respectively, related to the exercise of stock options.

(4)
Excluding 295,000 market-based options that have not met their performance criteria, the net aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2014 was $41.1 million and $47.5 million, respectively. A total of 4,677,814 market-based options were outstanding at December 31, 2014, of which 3,986,878 were exercisable.

(5)	At December 31, 2014, the weighted average remaining contractual term of options outstanding and options exercisable was 4.47 years and 3.80 years, respectively.

(6)	The total fair value of the stock options that vested and became exercisable during 2014, 2013 and 2012, based on grant-date fair value, was $2.6 million, $4.7 million and $2.2 million, respectively.
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
The following assumptions were used to value stock option awards granted during the years ended December 31:

	2014		2013		2012
	Black-Scholes	Binomial	Black-Scholes	Binomial	Black-Scholes	Binomial
Risk-free interest rate	1.98% – 2.60%	0 - 3.05%	2.32%	0.24% - 3.56%	1.20% – 1.60%	0.70% – 3.06%
Expected stock price volatility (1)	42%	41% - 42%	44%	33% - 44%	40% – 42%	7% – 42%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Expected option life (in years) (2)	6.50	4.35 - 5.64	6.50	4.50 - 5.75	6.50	4.50 – 6.50
Contractual life (in years)	—	10	—	10	—	10
Fair value	$11.93 - $17.01	$8.99 - $13.82	$24.32	$18.04 - $21.38	$6.49 – $10.48	$3.41 – $8.87

(1)	We estimate volatility based on the historical volatility of Ocwen’s common stock over the most recent period that corresponds with the estimated expected life of the option.

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

The following table sets forth equity-based compensation related to stock options and stock awards and the related excess tax benefit for the years ended December 31:

	2014	2013	2012
Equity-based compensation expense:
Stock option awards	$9,983	$5,388	$2,776
Stock awards	746	260	158
Excess tax benefit related to share-based awards	6,374	21,244	11,031
As of December 31, 2014, unrecognized compensation costs related to non-vested stock options amounted to $9.0 million, which will be recognized over a weighted-average remaining requisite service period of 1.82 years.
Note 24 — Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. A brief description of our current business segments is as follows:
Servicing. This segment is primarily comprised of our core residential servicing business. We provide residential and commercial mortgage loan servicing, special servicing and asset management services. We earn fees for providing these services to owners of the mortgage loans and foreclosed real estate. In most cases, we provide these services either because we purchased the MSRs from the owner of the mortgage, retained the MSRs on the sale of residential mortgage loans or entered into a subservicing or special servicing agreement with the entity that owns the MSR. Our residential servicing portfolio includes conventional, government-insured and non-Agency loans. Non-Agency loans include subprime loans which represent residential loans that generally did not qualify under GSE guidelines or have subsequently become delinquent. Conventional loans include prime loans, which represent residential loans that exceeded the GSE limits at origination.
Lending. The Lending segment is focused on originating and purchasing conventional and government-insured residential forward and reverse mortgage loans mainly through our correspondent lending arrangements, broker relationships and directly with mortgage customers. The loans are typically sold shortly after origination into a liquid market on a servicing retained basis.
Corporate Items and Other. Corporate Items and Other includes revenues and expenses that are not directly related to other reportable segments, business activities that are individually insignificant, interest income on short-term investments of cash, interest expense on corporate debt and certain corporate expenses. Business activities not currently considered to be of continuing significance include subprime non-Agency loans held for sale (at lower of cost or fair value) investments in mortgage-backed securities, affordable housing investment activities and investments in unconsolidated entities. Corporate Items and Other also included the diversified fee-based businesses that we acquired as part of the Homeward and ResCap Acquisitions and subsequently sold to Altisource on March 29, 2013 and April 12, 2013, respectively.
We allocate interest income and expense to each business segment for funds raised or for funding of investments made, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. We also allocate expenses generated by corporate support services to each business segment.

Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
For the year ended December 31, 2014
Revenue (1)	$1,985,436	$119,220	$6,825	$(156)	$2,111,325
Operating expenses (1) (2)	1,643,323	156,272	235,769	(156)	2,035,208
Income (loss) from operations	342,113	(37,052)	(228,944)	—	76,117
Other income (expense):
Interest income	2,981	16,459	3,551	—	22,991
Interest expense	(515,141)	(10,725)	(15,891)	—	(541,757)
Other (1)	(4,043)	4,476	(943)	—	(510)
Other income (expense), net	(516,203)	10,210	(13,283)	—	(519,276)
Loss before income taxes	$(174,090)	$(26,842)	$(242,227)	$—	$(443,159)

For the year ended December 31, 2013
Revenue (1)	$1,895,921	$120,899	$22,092	$(639)	$2,038,273
Operating expenses (1) (2)	1,096,084	98,194	107,188	(172)	1,301,294
Income (loss) from operations	799,837	22,705	(85,096)	(467)	736,979
Other income (expense):
Interest income	1,599	16,295	4,461	—	22,355
Interest expense	(381,477)	(13,508)	(601)	—	(395,586)
Other (1)	(28,292)	10,132	6,424	467	(11,269)
Other income (expense), net	(408,170)	12,919	10,284	467	(384,500)
Income (loss) before income taxes	$391,667	$35,624	$(74,812)	$—	$352,479

For the year ended December 31, 2012
Revenue (1)	$840,630	$356	$5,122	$(905)	$845,203
Operating expenses (1) (2)	344,315	409	19,667	(484)	363,907
Income (loss) from operations	496,315	(53)	(14,545)	(421)	481,296
Other income (expense):
Interest income	9	309	8,011	—	8,329
Interest expense	(221,948)	(514)	(993)	—	(223,455)
Other (1)	(13)	—	(9,070)	421	(8,662)
Other income (expense), net	(221,952)	(205)	(2,052)	421	(223,788)
Income (loss) before income taxes	$274,363	$(258)	$(16,597)	$—	$257,508

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
December 31, 2014	$5,881,862	$1,963,729	$421,687	$—	$8,267,278

December 31, 2013	$6,295,976	$1,195,812	$435,215	$—	$7,927,003

December 31, 2012	$4,575,489	$476,434	$634,039	$—	$5,685,962

(1)	Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered.

(2)Depreciation and amortization expense are as follows:

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
For the year ended December 31, 2014:
Depreciation expense	$9,955	$332	$11,623	$21,910
Amortization of MSRs	249,471	705	199	250,375
Amortization of debt discount	1,318	—	—	1,318
Amortization of debt issuance costs	4,294	—	845	5,139

For the year ended December 31, 2013:
Depreciation expense	$13,525	$320	$10,400	$24,245
Amortization of MSRs	282,526	255	—	282,781
Amortization of debt discount	1,412	—	—	1,412
Amortization of debt issuance costs	4,395	—	—	4,395

For the year ended December 31, 2012:
Depreciation expense	$1,469	$8	$4,243	$5,720
Amortization of MSRs	72,897	—	—	72,897
Amortization of debt discount	3,259	—	—	3,259
Amortization of debt issuance costs	3,718	—	—	3,718
Note 25 — Related Party Transactions
Relationship with Former Executive Chairman
Ocwen’s former Executive Chairman, William C. Erbey, also formerly served as Chairman of the Board of Altisource, HLSS, Altisource Residential Corporation (Residential) and Altisource Asset Management Corporation (AAMC). As a result, he had obligations to Ocwen as well as to Altisource, HLSS, Residential and AAMC. Effective January 16, 2015, Mr. Erbey resigned as an officer and director of Ocwen. Effective on that same date, Mr. Erbey also resigned from the boards of Altisource, HLSS, Altisource Residential and AAMC. As of December 31, 2014, Mr. Erbey owned or controlled approximately 14% of the common stock of Ocwen, approximately 29% of the common stock of Altisource, approximately 1% of the common stock of HLSS, approximately 28% of the common stock of AAMC and approximately 4% of the common stock of Residential. At December 31, 2014, Mr. Erbey also held 3,620,498 options to purchase Ocwen common stock, of which 3,120,498 were exercisable. Mr. Erbey exercised 47,872 of those options in January 2015. On April 22, 2014, Mr. Erbey surrendered 1,000,000 of his options to purchase Ocwen common stock. At December 31, 2014, Mr. Erbey held 873,501 options to purchase Altisource common stock and 85,755 options to purchase AAMC common stock, all of which were exercisable.
Mr. Erbey’s decision to resign as a director was not due to any disagreements with Ocwen on any matter relating to its operations, policies or practices. On January 16, 2015, the Compensation Committee of the Board approved, and the Board ratified, a Retirement Agreement by and between Ocwen Financial Corporation, OMS and Mr. Erbey (the Retirement Agreement). The Compensation Committee of the Board retained an independent compensation consultant to provide advice in connection with the Retirement Agreement.
The Retirement Agreement provides for Mr. Erbey’s separation from Ocwen and its affiliates. The Retirement Agreement contains certain provisions in favor of Ocwen such as releases in our favor and covenants regarding confidentiality, non-competition and non-solicitation of our employees, customers, vendors, suppliers, licensors, lessors, joint venturers, associates, consultants, agents and partners. The Retirement Agreement also contains certain provisions in Mr. Erbey’s favor such as retirement payment provisions, continued medical coverage for Mr. Erbey and his spouse, provisions addressing Mr. Erbey’s options and registration rights for Mr. Erbey in certain circumstances.
During 2012, Mr. Erbey relocated to St. Croix, USVI to serve as Chairman and CEO of OMS. On August 21, 2012, the Ocwen Board of Directors approved Ocwen’s purchase of Mr. Erbey’s residence in Atlanta, Georgia, for his cost basis in the home of $6.5 million as part of his relocation. We classified our investment in this property as real estate held for sale, a component of Other assets. We account for the excess of cost over fair value (less costs to sell) as a valuation allowance and include changes in the valuation allowance in Loss on loans held for sale, net.

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
Ocwen and OMS are parties to a Services Agreement, a Technology Products Services Agreement, an Intellectual Property Agreement and a Data Center and Disaster Recovery Services Agreement with Altisource. Under the Services Agreements, Altisource provides various business process outsourcing services, such as valuation services and property preservation and inspection services, among other things. Altisource provides certain technology products and support services under the Technology Products Services Agreements and the Data Center and Disaster Recovery Services Agreements. These agreements expire August 31, 2025. Ocwen and Altisource have also entered into a master services agreement pursuant to which Altisource provides certain loan origination services to Homeward and Liberty. In addition, under a Data Access and Services Agreement, we agreed to make available to Altisource certain data from Ocwen’s servicing portfolio in exchange for a per asset fee. Altisource provided us a notice of termination with respect to this Data Access and Services Agreement, and the agreement terminated on March 31, 2015.
Our business is currently dependent on many of the services and products provided by Altisource under long-term agreements, many of which include renewal provisions. Our servicing platform runs on an information technology system that we license from Altisource. If Altisource were to fail to fulfill its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, or if Altisource were to become unable to fulfill such obligations (for example, because it entered bankruptcy), our business and operations would suffer. In addition, if Altisource fails to develop and maintain its technology so as to provide us with a competitive platform, our business could suffer.
Certain services provided by Altisource under these agreements are charged to the borrower and/or mortgage loan investor. Accordingly, such services, while derived from our loan servicing portfolio, are not reported as expenses by Ocwen. These services include residential property valuation, residential property preservation and inspection services, title services and real estate sales.
In connection with our March 29, 2013 and April 12, 2013 sales of the Homeward and ResCap diversified fee-based businesses to Altisource, we agreed to expand the terms of our business with Altisource to apply to the services Altisource provides as they relate to the Homeward and ResCap servicing businesses and further (i) to establish Altisource as the exclusive provider, except as prohibited by law, of such services as they relate to the Homeward and ResCap servicing businesses and (ii) not to establish similar fee-based businesses (or establish relationships with other companies engaged in the line of similar fee-based businesses) that would directly or indirectly compete with diversified fee-based businesses as they relate to the Homeward and ResCap businesses. In addition, we agreed that Ocwen and all of its subsidiaries and affiliates will market and promote the utilization of Altisource’s services to their various third-party relationships. Finally, Altisource and Ocwen agreed to use commercially reasonable best efforts to ensure that the loans associated with the ResCap business are boarded onto Altisource’s mortgage servicing platform (REALServicing). The cash consideration paid by Altisource to Ocwen in connection with the sales of the Homeward and ResCap diversified fee-based businesses totaled $87.0 million and $128.8 million, respectively.
Ocwen and OMS have also each entered into a Support Services Agreement with Altisource setting forth certain services that Altisource and Ocwen may provide to each other in such areas as human resources, corporate services, Six Sigma, quality assurance, quantitative analytics, treasury, accounting, tax matters and strategic planning. These Support Services Agreements run through October 2017 and September 2018, respectively, with automatic one-year renewals thereafter. During the course of 2014 and early 2015, we reduced the services Altisource and Ocwen provide to each other under the Support Services Agreements. Beginning April 1, 2015, we anticipate that the only services that will regularly be provided are corporate services such as facilities management and mailroom support services and vendor procurement for information technology and facilities.
We sublease 2,155 square feet of space from Altisource on a month-to-month basis as our principal executive office in Atlanta, Georgia.
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

Relationship with HLSS
Prior to the sale of substantially all of its assets on April 6, 2015, HLSS acquired Rights to MSRs and related servicing advances from us and assumed the obligation to fund new servicing advances in respect of the Rights to MSRs. The servicing fees payable under the servicing agreements underlying the Rights to MSRs were apportioned between us and HLSS as provided in our agreements with HLSS. HLSS retained a fee based on the UPB of the loans serviced, and OLS received certain fees, including a performance fee based on servicing fees actually paid less an amount calculated based on the amount of servicing advances and cost of financing those advances. After the earlier of April 30, 2020 or eight years after the closing date of the initial sale of each tranche of Rights to MSRs, the apportionment of these fees with respect to such tranche was subject to re-negotiation. On April 6, 2015, a subsidiary of NRZ entered into a transaction to acquire substantially all of the assets of HLSS, including HLSS Holdings, LLC, and Ocwen entered into a consent to this transfer and an amendment of its agreements with HLSS. Following the sale, NRZ, through its subsidiaries, is the owner of the Rights to MSRs and has assumed HLSS’ rights and obligations under all of the above referenced agreements.
Beginning April 7, 2017, NRZ, as successor to HLSS, has a general right to direct us to transfer servicing of the servicing agreements underlying the Rights to MSRs that we have previously sold provided that the transfer is subject to our continued right to be paid the servicing fees and other amounts payable under our agreements. An exception to the requirement that the transfer is subject to our continued right to payment under the transferred servicing agreement exists in circumstances where a termination event (as defined in our agreements with NRZ, as successor to HLSS) occurs. In these circumstances, NRZ may direct us to use commercially reasonable efforts to transfer servicing under the affected servicing agreement and, following the transfer, we would no longer be entitled to receive future servicing fee revenue with respect to the transferred servicing agreement. Regarding NRZ’s rights upon a termination event resulting from an uncured servicer rating downgrade, NRZ has agreed to a standstill until April 7, 2017 unless they determine in good faith that a trustee intends to terminate servicing under an affected servicing agreement. In these circumstances, NRZ may direct us to use commercially reasonable efforts to transfer servicing under the affected servicing agreement and, following the transfer, we would no longer be entitled to receive future servicing fee revenue. All required third party consents would need to be obtained in connection with any servicing transfer.
To the extent that servicing agreements underlying Rights to MSRs are terminated as a result of a termination event, NRZ is entitled to payment of an amount equal to a percentage of the purchase price for the related Rights to MSRs.
Prior to the sale of substantially all of its assets to NRZ, pursuant to our agreements with HLSS, HLSS had assumed the obligation to fund new servicing advances with respect to the Rights to MSRs. We were dependent upon HLSS for financing of the servicing advance obligations for MSRs where we were the servicer. HLSS, in turn, was dependent upon its advance financing facilities in order to fund a substantial portion of the servicing advances that it was contractually obligated to make pursuant to our agreements with HLSS. As of December 31, 2014, we were the servicer on Rights to MSRs pertaining to approximately $160.8 billion in UPB and the associated outstanding servicing advances as of such date were approximately $6.1 billion.
HLSS’ advance funding facilities had a 364-day term and the revolving periods for a significant portion of their advance funding facilities were scheduled to end in 2015. In the event of a default, HLSS’ advance facilities revolving periods would have terminated and the facilities would have begun amortization. There were no provisions under which Ocwen would have been obligated to repay the HLSS advance facilities upon an event of default by HLSS. Instead, Ocwen, as servicer, would have been immediately responsible for all new advances. Thus, as of December 31, 2014 and through the date of the asset sale, we were subject to liquidity risk in the event that HLSS’ advance financing facilities failed to perform as envisaged or HLSS was otherwise unable to meet its advance financing obligations.
Although we were not an obligor or guarantor under NRZ’s advance financing facilities (which have been assumed by NRZ from HLSS pursuant to the asset sale), we are a party to certain of the facility documents as the servicer of the underlying loans on which advances are being financed. A purported owner of notes issued by one of the advance financing facilities recently asserted that events of default have occurred under the indenture governing those notes based on alleged failures by us to comply with applicable laws and regulations and the terms of the servicing agreement to which the applicable servicing advances relate. While we have vigorously defended ourselves against these allegations, we have consented to an arrangement between NRZ, as successor to HLSS, and the indenture trustee for those notes that provides for a standstill for the indenture trustee to investigate the allegations of default during which the indenture trustee will not initiate a court proceeding. If the eventual outcome of this matter were to involve an event of default being declared under this advance financing facility, NRZ may not be able to perform under its agreements with us. As a result, our liquidity, financial condition and business could be materially and adversely affected. In addition, it is possible that NRZ might seek to take actions against us alleging that we bear responsibility for such outcomes, which could also materially and adversely affect us.
The supplements pertaining to NRZ’s variable funding notes under this advance facility have been amended to extend the revolving periods and increase the aggregate commitments thereunder and to clarify, among other things, that the variable noteholders will not consider a violation of law or relevant servicing agreements to constitute an event of default with respect to those notes unless they result in a material adverse effect on the collectability, timing of collection or value of the advance receivables. The amendments also provide that the variable noteholders will not consider the allegations made by the purported owner of the notes to constitute a violation of funding conditions, and have agreed to continue to fund draws on the facility including, if necessary, to refinance the outstanding term notes under the facility. In addition, if the outstanding term notes are refinanced the variable noteholders have agreed that they shall not consider the allegations made by the purported owner of the notes to constitute an event of default.
Ocwen and HLSS were parties to a Professional Services Agreement under which they provided each other certain professional services including valuation analysis of potential MSR acquisitions, treasury management services and other similar services, licensing and regulatory compliance support services and risk management services. No services are currently provided under this agreement.
On March 3, 2014, in the first Ginnie Mae EBO Transaction, Ocwen sold Ginnie Mae EBO Loans and transferred the related servicing advances to HLSS Mortgage for $612.3 million. On May 2, 2014, in connection with the second Ginnie Mae EBO Transaction, we transferred $20.2 million of advances to HLSS SEZ LP. At December 31, 2014, Ocwen serviced EBO Loans with a UPB of approximately $447.5 million for HLSS.
On June 26, 2014, we entered into a mortgage loan servicing agreement with HLSS Mortgage LP, which had acquired mortgage loans from a third party unrelated to Ocwen. Additional mortgage loans subsequently acquired by HLSS Mortgage LP were added under this agreement. At December 31, 2014, Ocwen serviced loans with a UPB of approximately $434.2 million under this agreement.
Relationship with Residential
On December 21, 2012, we entered into a 15-year servicing agreement with Altisource Residential, L.P., the operating partnership of Residential, pursuant to which Ocwen will service residential mortgage loans acquired by Residential and provide loan modification, assisted deed-in-lieu, assisted deed-for-lease and other loss mitigation programs. At December 31, 2014, we serviced loans with a UPB of approximately $3.7 billion under this agreement.
On February 14, 2013, we sold a pool of non-performing residential mortgage loans to Altisource Residential, L.P. pursuant to a Master Mortgage Loan Sale Agreement. The aggregate purchase price for the pool of loans was $64.4 million and the gain recognized by Ocwen on the sale was not significant. We did not sell any assets to Residential in 2014.
Relationship with AAMC
On December 31, 2013, we entered into a support services agreement with AAMC pursuant to which we will provide business development, analytical and consulting and administrative services to AAMC. The support services agreement may be terminated by either party with a month’s prior notice.
On December 11, 2012, Mr. Erbey received 52,589 shares of AAMC restricted stock pursuant to the Altisource Asset Management Corporation 2012 Special Equity Incentive Plan and a Special Restricted Stock Award Agreement in his capacity as Chairman of the Board of AAMC and Altisource. At December 31, 2014, 39,441 of these shares were unvested. On December 11, 2012, Ronald M. Faris, our President and Chief Executive Officer and a director of Ocwen, received 29,216 shares of AAMC restricted stock pursuant to the Altisource Asset Management Corporation 2012 Special Equity Incentive Plan and a Special Restricted Stock Award Agreement, in connection with the services he provides AAMC through his employment with Ocwen. At December 31, 2014, 21,912 of these shares were unvested.

The following table summarizes revenues and expenses related to our agreements with Altisource, HLSS (prior to the sale of its assets to NRZ), AAMC and Residential (and, as applicable, their subsidiaries) for the years ended December 31 and net amounts receivable or payable at December 31:

	2014	2013	2012
Revenues and Expenses:
Altisource:
Revenues	$43,075	$22,739	$16,532
Expenses	101,520	55,119	28,987
HLSS:
Revenues	$1,315	$631	$195
Expenses	1,729	2,018	2,432
AAMC
Revenues	$1,160	$1,238	$—
Residential
Revenues	$15,658	$2,436	$—

	December 31, 2014	December 31, 2013
Net Receivable (Payable)
Altisource	$(4,909)	$(3,843)
HLSS	7,884	(59,505)
AAMC	232	943
Residential	100	50
	$3,307	$(62,355)
Note 26 — Regulatory Requirements
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the Consumer Financial Protection Bureau (CFPB), the Department of Housing and Urban Development (HUD), the Securities and Exchange Commission (SEC) and various state agencies that license, audit and conduct examinations of our mortgage servicing, origination and collection activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing monitoring or reporting. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to the policies, procedures and practices of our mortgage servicing, origination and collection activities. The GSEs and their conservator, the Federal Housing Finance Authority (FHFA), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
As a result of the current regulatory environment, we have faced and expect to continue to face increased regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of the changing environment in which we operate. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to any of the following: (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) inability to raise capital or (vii) inability to execute on our business strategy.
We must comply with a large number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Equal Credit Opportunity Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and state foreclosure laws. These statutes apply to loan origination, debt collection, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced. The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential real estate lenders and servicers.
The CFPB directly affects the regulation of residential mortgage servicing in a number of ways. First, the CFPB has rule making authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA and RESPA, as reflected in the new rules for servicing and origination that went into effect in 2014. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans. Accordingly, we are subject to supervision, examination and enforcement by the CFPB.
We expect to continue to invest significantly in our operational platform and risk and compliance management systems in order to comply with these laws and regulations. Furthermore, there may be additional federal or state laws enacted that place additional obligations on servicers and originators of residential mortgage loans.
Our OLS, Homeward and Liberty subsidiaries are licensed to originate and/or service forward and reverse mortgage loans in the jurisdictions in which they operate. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which in some cases include the requirement to provide audited financial statements as well as other financial and non-financial requirements. Our licensed entities are also subject to minimum net worth requirements in connection with these licenses. These minimum net worth requirements are unique to each state and type of license. Failure to meet these minimum capital requirements or to satisfy any of the other requirements to which our licensed subsidiaries are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or ultimately a revocation of a license, any of which could have an adverse impact on our results of operations and financial condition. The most restrictive of these requirements is based on the outstanding UPB of our owned and subserviced portfolio and was $827.6 million at December 31, 2014. We believe our licensed subsidiaries are currently in compliance with all of their capital requirements.
OLS, Homeward and Liberty are also parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer agreements contain financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. As noted previously, we were unable to provide audited financial statements for OLS, Homeward and Liberty within the required timeframes. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at December 31, 2014. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on our business.
Transfers of mortgage servicing are subject to regulation under federal consumer finance laws, including CFPB rules implementing RESPA that require servicers to, among other things, maintain policies and procedures that are reasonably designed to facilitate the transfer of accurate information and documents during mortgage servicing transfers and properly evaluate loss mitigation applications that are in process at the time of transfer. The CFPB has advised mortgage servicers that its examiners will be carefully reviewing servicers’ compliance with these and other regulations applicable to servicing transfers, and state mortgage regulators have supervisory power over any licensed institutions involved in a transaction. Accordingly, we will be required to devote time and resources to ensuring compliance and engaging with such regulators in connection with any future transfers of mortgage servicing, including in connection with our announced asset sales.
There are a number of foreign laws and regulations that are applicable to our operations in India, the Philippines and Uruguay, including acts that govern licensing, employment, safety, taxes, insurance and the laws and regulations that govern the creation, continuation and the winding up of companies as well as the relationships between shareholders, our corporate entities, the public and the government in these countries. Non-compliance with the laws and regulations of India or the Philippines could result in (i) restrictions on our operations in these counties, (ii) fines, penalties or sanctions or (iii) reputational damage.

Note 27 — Commitments
Unfunded Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $597.5 million at December 31, 2014. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $228.8 million and $10.6 million in connection with our forward and reverse mortgage loan interest rate lock commitments, respectively, outstanding at December 31, 2014.
Lease Commitments
We lease certain of our premises and equipment under non-cancelable operating leases with terms expiring through 2019 exclusive of renewal option periods. Our annual aggregate minimum rental commitments under these leases are summarized as follows:

2015	$20,423
2016	19,637
2017	12,599
2018	5,822
2019	1,359
Thereafter	—
59,840
Less: Sublease income	(8,863)
Total minimum lease payments, net	$50,977
In connection with business acquisitions we completed in recent years, we assumed the obligation for the lease agreements associated with certain facilities. The rental commitments in the table above for operating leases include the remaining amounts due through the earlier of the lease expiration date or the early termination date.
We sublease 2,155 square feet of space from Altisource on a month-to-month basis as our principal executive office in Atlanta, Georgia.
We converted rental commitments for our facilities outside the U.S. to U.S. dollars using exchange rates in effect at December 31, 2014. Rent expense for 2014, 2013 and 2012 was $19.0 million, $27.4 million and $14.7 million, respectively.
Note 28 — Contingencies
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
Litigation
In the ordinary course of business, we are routinely a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought on behalf of various classes of claimants and those brought derivatively on behalf of Ocwen against certain current or former officers and directors.
These proceedings are generally based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including wrongful foreclosure and eviction actions, allegations of wrongdoing in connection with lender-placed insurance arrangements, claims relating to our pre-foreclosure property preservation activities and claims related to our payment and other processing operations. In some of these proceedings, claims for substantial monetary damages are asserted against us. To address the claims in those handful of proceedings brought derivatively by purported shareholders, the independent directors of the Board have established a Special Litigation Committee to investigate the shareholders’ allegations. In our opinion, the resolution of the vast majority of these proceedings will not have a material effect on our financial condition, results of operations or cash flows.

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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our losses can be reasonably estimated, we record an accrual for the losses. Excluding expenses of internal or external legal counsel, we have accrued $16.1 million as of December 31, 2014 for losses relating to threatened and pending litigation pertaining to our mortgage servicing practices that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation pertaining to our mortgage servicing practices that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at December 31, 2014.
Following our announcement on August 12, 2014 that we intended to restate our financial statements for the fiscal year ended December 31, 2013 and the quarter ended March 31, 2014, and amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, putative securities fraud class action lawsuits have been filed against Ocwen and certain of its officers and directors regarding such restatements and amendments. Those lawsuits have been consolidated and are pending in federal court in Florida. After Ocwen signed a Consent Order with the NYDFS on December 22, 2014, the consolidated class action complaint was amended to include allegations relating to that Consent Order and other matters. In January 2015, Ocwen was named as a defendant in a separate consolidated securities fraud class action that has been brought on behalf of a putative class of Altisource Portfolio Solutions, S.A. shareholders. Ocwen and the other defendants intend to vigorously defend against these lawsuits. Additional lawsuits may be filed and, at this time, Ocwen is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential impact they may have on us or our operations. If our efforts to defend these lawsuits are not successful, our business, financial condition and results of operations could be adversely affected.
In several recent court actions, mortgage loan sellers against whom repurchase claims have been asserted based on alleged breaches of representations and warranties are defending on various grounds including the expiration of statutes of limitation, lack of notice and opportunity to cure, and vitiation of the obligation to repurchase as a result of foreclosure or charge-off of the loan. We have entered into tolling agreements with respect to our role as servicer for a very small number of securitizations and may enter into additional tolling agreements in the future. Other court actions have been filed against certain RMBS trustees alleging that the trustees breached their contractual and statutory duties by, among other things, failing to require the loan servicers to abide by the servicers’ obligations and failing to declare that certain alleged servicing events of default under the applicable contracts occurred.
Ocwen is a third-party defendant in one of these actions, is the servicer for certain securitizations involved in other such actions and is the servicer for other securitizations as to which actions have been threatened by certificate holders. We intend to vigorously defend ourselves in the lawsuit to which we have been named a party. Should Ocwen be made a party to other similar actions or should Ocwen be asked to indemnify any parties to such actions, we may need to defend allegations that we failed to service loans in accordance with applicable agreements and that such failures prejudiced the rights of repurchase claimants against loan sellers or otherwise diminished the value of the trust collateral. We believe that any such allegations would be without merit and, if necessary, would vigorously defend against them. At this time, we are unable to predict the ultimate outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential impact they may have on us or our operations. If, however, we were required to compensate claimants for losses related to the alleged loan servicing breaches, then our business, financial condition and results of operations could be adversely affected.
In addition, a number of RMBS trustees have received notices of default alleging material failures by servicers to comply with applicable servicing agreements. For example, certain investors claiming to hold at least 25% ownership interest in 119 RMBS trusts serviced by Ocwen have submitted to the respective trustees of those trusts a Notice of Non-Performance, alleging that we have materially breached our obligations under the servicing agreements in those trusts. The Notice further alleged that our conduct, if not timely cured, would give rise to events of default under the applicable servicing agreements, on the basis of which we could potentially be terminated as servicer for the 119 Trusts. Ocwen denies the allegations in the Notice and intends to vigorously rebut them. Since the Notice was issued, Ocwen has been directed by the trustee for two of the trusts to transfer its servicing to another loan servicing company based on ratings downgrades. There is a risk that Ocwen could be replaced as servicer on the remaining trusts at issue in the Notice, that the Trustees could take legal action on behalf of the trust certificateholders, or, under certain circumstances, that the investors who issued the Notice could seek to press their allegations against Ocwen, independent of the trustees. We are unable at this time to predict what, if any, actions the trustees will take in response to the Notice, nor can we predict at this time the potential loss or range of loss, if any, associated with the resolution of the Notice or the potential impact on our operations. If Ocwen were to be terminated as servicer, or other related legal actions were pursued against Ocwen, it could have an adverse effect on Ocwen’s business, financing activities, financial condition and results of operations.
Regulatory
We are subject to a number of pending federal and state regulatory investigations, examinations, inquiries, requests for information and other actions, including those discussed below.
New York Department of Financial Services
In December 2012, we entered into a consent order with the NY DFS in which we agreed to the appointment of a Monitor to oversee our compliance with an Agreement on Servicing Practices. The Monitor began work in 2013. We devote substantial resources to regulatory compliance, and we incur, and expect to continue to incur, significant ongoing costs with respect to compliance in connection with the Agreement on Servicing Practices and the work of the Monitor, as well as in connection with the consent order discussed below.
Effective December 19, 2014, Ocwen reached a settlement with the NY DFS related to these matters and entered into a consent order (the NY Consent Order) with the NY DFS to reflect such settlement. A summary of the terms of the settlement reflected in the NY Consent Order follows.
Settlement Summary of Monetary Provisions

•
Ocwen paid a civil monetary penalty of $100.0 million to the NY DFS on December 31, 2014, which will be used by the State of New York for housing, foreclosure relief and community redevelopment programs.

•
Ocwen also paid $50.0 million on December 31, 2014 as restitution to current and former New York borrowers in the form of $10,000 (in dollars) to each borrower whose home was foreclosed upon by Ocwen between January 2009 and December 19, 2014, with the balance distributed equally among borrowers who had foreclosure actions filed, but not completed, by Ocwen between January 2009 and December 19, 2014.

Settlement Summary of Non-Monetary Provisions
Borrower Assistance
Beginning February 20, 2015, and for two years, Ocwen will:

•	provide upon request by a New York borrower a complete loan file at no cost to the borrower;

•	provide every New York borrower who is denied a loan modification, short sale or deed-in-lieu of foreclosure with a detailed explanation of how this determination was reached; and

•
provide one free credit report per year, at Ocwen’s expense, to any New York borrower on request if Ocwen made a negative report to any credit agency from January 1, 2010, and Ocwen will make staff available for borrowers to inquire about their credit reporting, dedicating resources necessary to investigate such inquiries and correct any errors.

Operations Monitor

•
The NY DFS will appoint an independent Operations Monitor to review and assess the adequacy and effectiveness of Ocwen’s operations. The Operations Monitor’s term will extend for two years from its engagement, and the NY DFS may extend the engagement another 12 months at its sole discretion.

•	The Operations Monitor will recommend and oversee implementation of corrections, and establish progress benchmarks when it identifies weaknesses.

•
The Operations Monitor will report periodically on its findings and progress. The currently existing Monitor will remain in place for at least three months and then for a short transitional period to facilitate an effective transition to the Operations Monitor.

Related Companies

•	The Operations Monitor will review and approve Ocwen’s benchmark pricing and performance studies semi-annually with respect to all fees or expenses charged to New York borrowers by any related party.

•	Ocwen will not share any common officers or employees with any related party and will not share risk, internal audit or vendor oversight functions with any related party.

•
Any Ocwen employee, officer or director owning more than $200,000 (in dollars) equity ownership in any related party will be recused from negotiating or voting to approve a transaction with the related party in which the employee, officer or director has such equity ownership, or any transaction that indirectly benefits such related party, if the transaction involves $120,000 (in dollars) or more in revenue or expense.
Corporate Governance

•
Ocwen agreed to add two independent directors (after consultation with the Monitor) who do not own equity in any related party. These two independent directors were appointed to the Board of Directors on January 20, 2015.

•
As of January 16, 2015, William C. Erbey stepped down as an officer and director of Ocwen, as well as from the boards of Altisource, HLSS, Residential and AAMC. Mr. Barry Wish, a current member of the Board, assumed the role of non-executive Chairman.

•
The Operations Monitor will review Ocwen’s current committees of the Board of Directors and will consult with the Board relating to the committees. This will include determining which decisions should be committed to independent directors’ oversight, such as approval of transactions with related parties, transactions to acquire mortgage servicing rights, sub-servicing rights or otherwise to increase the number of serviced loans, and new relationships with third-party vendors.

•
The Board will work closely with the Operations Monitor to identify operations issues and ensure that they are addressed. The Board will consult with the Operations Monitor to determine whether any member of senior management should be terminated or whether additional officers should be retained to achieve the goals of complying with this NY Consent Order.

MSR Purchases

•
Ocwen may acquire MSRs upon (a) meeting benchmarks specified by the Operations Monitor relating to Ocwen’s boarding process for newly acquired MSRs and its ability to adequately service newly acquired MSRs and its existing loan portfolio, and (b) the NY DFS’s approval, not to be unreasonably withheld.

•
These benchmarks will address the compliance plan, a plan to resolve record keeping and borrower communication issues, the reasonableness of fees and expenses in the servicing operations, development of risk controls for the boarding process, and development of a written boarding plan assessing potential risks and deficiencies in the boarding process.

National Mortgage Settlement
In December 2013, we entered into the Ocwen National Mortgage Settlement, which was subject to court approval, involving the CFPB and various state attorneys general and other state agencies that regulate the mortgage servicing industry (NMS Regulators). In February 2014, the United States District Court for the District of Columbia entered a consent order memorializing the settlement. The settlement has four key elements:

•
A commitment by Ocwen to service loans in accordance with specified servicing guidelines and to be subject to oversight by an independent national monitor for three years. Ocwen was previously subject to substantially the same guidelines and oversight with respect to the portion of its servicing portfolio acquired from ResCap in early 2013, and these loans will also be subject to these provisions.

•
A payment of $127.3 million to a consumer relief fund to be disbursed by an independent administrator to eligible borrowers. In May 2014, Ocwen satisfied this obligation with regard to the consumer relief fund. Pursuant to indemnification and loss sharing provisions of applicable acquisition documents, the former owners of certain servicing portfolios previously acquired by Ocwen are responsible for approximately $60.4 million of that sum, of which $49.0 million has been paid to Ocwen as of December 31, 2014.

•
A commitment by Ocwen to continue its principal forgiveness modification programs to delinquent and underwater borrowers, including underwater borrowers at imminent risk of default, in an aggregate amount of at least $2.0 billion over three years, when permitted by the applicable servicing agreements. These and all of Ocwen’s other loan modifications are designed to be sustainable for homeowners while providing a net present value for loan investors that is superior to that of foreclosure.

•
Ocwen and the former owners of certain of the acquired servicing portfolios received from the NMS Regulators comprehensive releases, subject to certain exceptions, from liability with respect to residential mortgage servicing, modification and foreclosure practices.

In a similar manner to large banks that have entered into similar settlements, Ocwen is tested on a quarterly basis on various metrics to ensure compliance with the Ocwen National Mortgage Settlement. These metrics relate to various aspects of our servicing business, and each has a proscribed error threshold. These metrics are tested by a dedicated group of Ocwen employees who do not report to the servicing business and are referred to as the Internal Review Group (IRG). The IRG tests these metrics, and reports their findings to the professional firms employed by the Office of Mortgage Settlement Oversight (OMSO). OMSO has ultimate authority to accept or reject the IRG’s findings, and OMSO reports its findings to the District Court.

Exceeding the metric error rate threshold for the first time does not result in a violation of the settlement, but rather it is deemed a “potential violation” which then is subject to a cure period. Any potential violation requires us to submit a corrective action plan (CAP) to OMSO for approval and review, and all testing for that metric is suspended until the CAP is completed. Following the completion of the CAP, testing on that metric resumes by the IRG and any further fails in the cure period or the quarter following that cure period would subject us to financial penalties. These penalties start at an amount of not more than $1.0 million for the first uncured violation and increase to an amount of not more than $5.0 million for the second uncured violation. It is also possible that if we are found to have caused borrower harm, we would be subject to costs to remediate that harm. In addition, in the event that there were widespread metric failures, it is possible that OMSO and/or the District Court could determine that we were generally violating the settlement and seek to impose a broader range of financial or injunctive penalties on us.
In December 2014, OMSO identified two issues involving Ocwen’s compliance with the Ocwen National Mortgage Settlement. The first concerned the adequacy and independence of our IRG, which is responsible for reporting on Ocwen’s compliance with the settlement. The second issue concerned the letter dating issues raised by the NY DFS. OMSO’s report identified the steps that Ocwen had taken to remediate these issues, and acknowledged Ocwen’s cooperation.
In May 2015, OMSO issued another compliance report following up on that of December 2014.  This report detailed additional changes that Ocwen had made to its IRG and described the work performed by OMSO to retest certain metrics previously tested by the Ocwen IRG for the first quarter of 2014. OMSO’s report indicated that the various steps taken by Ocwen in connection with its IRG demonstrated “measurable improvement” since the December 2014 report. OMSO further reported that its retesting of metrics for the first quarter of 2014 revealed that it only disagreed with the Ocwen IRG’s assessment for one out of the nine metrics subject to retesting. Ocwen has not objected to the determination on that one metric and will develop a corrective action plan for that potential violation.
We continue to work cooperatively with OMSO on resolving these issues, and the letter dating issues are currently under a CAP. While, to date, these issues have not resulted in financial penalties, if we do not comply with the Ocwen National Mortgage Settlement, we could become subject to financial penalties or other regulatory action could be taken against us. As announced in the fourth quarter of 2014, we have established a remediation plan to address the letter dating issues raised by the NY DFS. As part of that remediation plan, we anticipate offering monetary compensation to our borrowers that may have received misdated correspondence and who may have suffered pecuniary harm. We accrued $15.0 million as of December 31, 2014 for losses that we believe are probable and reasonably estimable to cover costs associated with our remediation plan.
Securities and Exchange Commission
On April 28, 2014, we received a letter from the staff of the New York Regional Office of the SEC (the Staff) informing us that it was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 22, 2014 surrender of certain options to purchase our common stock by Mr. Erbey, our former Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. On June 12, 2014, we received a subpoena from the SEC requesting production of various documents relating to our business dealings with Altisource, HLSS, AAMC and Residential and the interests of our directors and executive officers in these companies. Following the above-described announcement on August 12, 2014 that we intended to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, we received an additional subpoena on September 11, 2014 in relation to such amendments. In addition, we received a further subpoena on November 20, 2014 requesting certain documents related to Ocwen’s agreement with Southwest Business Corporation, and related to Mr. Erbey’s approvals for specifically enumerated board actions. On February 10, 2015, we received a letter from the Staff informing us that it was conducting an investigation relating to mortgage loan servicer use of collection agents, and it made a request for the voluntary production of documents and information. We believe that the February 10, 2015 letter was also sent to other companies in the industry. We are cooperating with the Staff on these matters.
California Department of Business Oversight
Effective January 23, 2015, OLS reached an agreement with the CA DBO relating to Ocwen’s failure to produce certain information and documents during a routine licensing examination, which resulted in the CA DBO withdrawing its notice of hearing to suspend OLS’ license in California. OLS and the CA DBO entered into a Consent Order pursuant to the California Residential Mortgage Lending Act (the CA Consent Order) with the CA DBO to reflect such settlement. The CA Consent Order addresses and resolves the examination disputes between the CA DBO and OLS, and does not involve any accusation or admission of wrongdoing with regard to OLS’ servicing practices.
Under the terms of the CA Consent Order, OLS paid the CA DBO a penalty of $2.5 million plus costs associated with the examination. We accrued the $2.5 million penalty as of December 31, 2014. OLS also agreed to cease acquiring any additional MSRs for loans secured in California until the CA DBO is satisfied that OLS can satisfactorily respond to the requests for information and documentation made in the course of a regulatory exam.

In addition, the CA DBO will select an independent third-party auditor (the CA Auditor) to assess OLS’s compliance with laws and regulations impacting California borrowers for an initial term of two years, extendable at the discretion of the CA DBO. OLS will pay all reasonable and necessary costs of the CA Auditor. The CA Auditor will report periodically on its findings and progress and OLS will submit to the CA DBO a written plan to address and implement corrective measures and address any deficiencies identified by the CA Auditor.
General
In addition to the above matters, our mortgage origination and servicing businesses require one or more licenses in the various jurisdictions where properties secured by mortgages are located. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which in some cases include the requirement to provide audited financial statements. The same agencies that issue licenses to us engage in regular supervisory examinations of the licensable activities. For example, during 2014 state regulators commenced 47 examinations of one or more of our areas of operation, and we closed 26 exams involving 18 states (some of which had started in prior years). As of December 31, 2014, we were aware of 21 pending examinations in 15 states. In addition, we are subject to supervision by the CFPB at the federal level, and it similarly has the authority to conduct regulatory examinations, in addition to its enforcement and investigatory powers. These examinations are part of our ordinary course business activities, and the mere existence of an examination is not typically indicative of anything unusual or material as to that business. In addition, we also receive information requests and other inquiries, both formal and informal in nature, from these agencies as part of their general regulatory oversight of our origination and servicing businesses.
We also have regular engagements with not only our state financial regulators, but also the attorneys general in the various states and the CFPB to address individual borrower complaints that they bring to our attention, or to respond to information requests and other inquiries. Many of these matters are brought to our attention as a complaint that the entity is investigating, although some are formal investigations or proceedings.
To the extent that an examination or other regulatory engagement reveals a failure by us to comply with applicable law, regulation or licensing requirement, or if we fail to comply with the commitments we have made with respect to the foregoing regulatory actions or if other regulatory actions of a similar or different nature are taken in the future against us, this could lead to (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) inability to raise capital and (vii) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition and results of operations.
Loan Put-Back and Related Contingencies
Ocwen has been a party to loan sales and securitizations dating back to the 1990s. The majority of securities issued in these transactions has been retired and is not subject to put-back risk. There is one remaining securitization with an original UPB of approximately $200.0 million where Ocwen provided representations and warranties, and the loans were originated in the last decade. Ocwen performed due diligence on each of the loans included in this securitization. The outstanding UPB of this securitization was $33.4 million at December 31, 2014, and the outstanding balance of the notes was $33.3 million. Ocwen is not aware of any inquiries or claims regarding loan put-backs for any transaction where we made representations and warranties. We do not expect loan put-backs, if any, in these transactions to result in any material change to our financial position, operating results or liquidity.
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

As our lending business grows, we expect that our exposure to indemnification risks and repurchase requests is likely to increase. If home values were to decrease, our realized loan losses from loan repurchases and indemnifications may increase as well. As a result, our liability for repurchases may increase beyond our current expectations. If we are required to indemnify or repurchase loans that we originate and sell, or where we have assumed this risk on loans that we service, as discussed above, in either case resulting in losses that exceed our related liability, our business, financial condition and results of operations could be adversely affected.
We have exposure to origination representation, warranty and indemnification obligations because of our lending, sales and securitization activities and our acquisitions to the extent we assume one or more of these obligations and in connection with our servicing practices. At December 31, 2014, we had provided or assumed representation and warranty obligations in connection with $82.8 billion of UPB, covering both forward and reverse mortgage loans. At December 31, 2014, we had outstanding representation and warranty repurchase demands of $96.6 million UPB (511 loans). We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and related indemnification obligations for the following years ended December 31:

	2014	2013
Beginning balance	$192,716	$38,140
Provision for representation and warranty obligations	(1,947)	18,154
New production reserves	1,605	1,325
Obligations assumed in connection with MSR and servicing business acquisitions	—	190,658
Charge-offs and other (1)	(59,456)	(55,561)
Ending balance	$132,918	$192,716

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at December 31, 2014.

Note 29 — Quarterly Results of Operations (Unaudited)

	Quarters Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue	$493,292	$513,698	$553,074	$551,261
Operating expenses (1) (2)	885,512	455,039	345,463	349,194
Income (loss) from operations	(392,220)	58,659	207,611	202,067
Other expense	(127,553)	(130,925)	(130,434)	(130,364)
Income (loss) before income taxes	(519,773)	(72,266)	77,177	71,703
Income tax expense	2,022	2,992	10,165	11,217
Net income (loss)	(521,795)	(75,258)	67,012	60,486
Net (income) loss attributable to non-controlling interests	(80)	(123)	(57)	15
Net income (loss) attributable to Ocwen stockholders	(521,875)	(75,381)	66,955	60,501
Preferred stock dividends	—	—	(582)	(581)
Deemed dividend related to beneficial conversion feature of preferred stock	—	(808)	(415)	(416)
Net income (loss) attributable to Ocwen common stockholders	$(521,875)	$(76,189)	$65,958	$59,504

Earnings (loss) per share attributable to Ocwen common stockholders
Basic	$(4.16)	$(0.58)	$0.49	$0.44
Diluted	$(4.16)	$(0.58)	$0.48	$0.43

	Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenue	$555,955	$531,240	$544,812	$406,266
Operating expenses (3)	340,876	346,260	371,508	242,650
Income from operations	215,079	184,980	173,304	163,616
Other expense	(61,495)	(115,535)	(99,146)	(108,324)
Income before income taxes	153,584	69,445	74,158	55,292
Income tax expense	18,309	8,873	8,496	6,383
Net income	135,275	60,572	65,662	48,909
Preferred stock dividends	(581)	(1,446)	(1,519)	(1,485)
Deemed dividend related to beneficial conversion feature of preferred stock	(416)	(4,401)	(1,086)	(1,086)
Net income attributable to Ocwen common stockholders	$134,278	$54,725	$63,057	$46,338

Earnings per share attributable to Ocwen common stockholders
Basic	$0.99	$0.40	$0.46	$0.34
Diluted	$0.95	$0.39	$0.45	$0.33

(1)
Operating expenses for the third and fourth quarter of 2014 include charges of $100.0 million and $50.0 million, respectively, for losses related to a regulatory settlement with the NY DFS. These charges are included in Professional services on the Consolidated Statement of Operations and were recorded in the Corporate Items and Other segment.

(2)	Operating expenses for the fourth quarter of 2014 include the recognition of a goodwill impairment loss of $420.2 million.

(3)
Operating expenses for the second quarter of 2013 include a $52.8 million charge recorded in connection with the Ocwen National Mortgage Settlement. This charge is included in Professional services on the Consolidated Statement of Operations and is recorded in the Corporate Items and Other segment.

Note 30 — Subsequent Events
Effective January 1, 2015, we elected fair value accounting for a newly-created class of non-Agency MSRs which were previously accounted for using the amortization method. This irrevocable election will apply to all subsequently acquired or originated servicing assets and liabilities that have characteristics consistent with this class. We recorded a cumulative-effect adjustment of $52.0 million (before income taxes) to retained earnings as of January 1, 2015 to reflect the excess of the fair value of these MSRs over their carrying amount. We will subsequently measure these MSRs at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. At December 31, 2014, the UPB and carrying value of the non-Agency MSRs for which the fair value election was made was $195.3 billion and $787.1 million, respectively.
Effective January 16, 2015, William C. Erbey resigned as the Executive Chairman and as a member of the Board of Directors of Ocwen. Also on January 16, 2015, Mr. Erbey resigned as a director, officer and employee of OMS and from any other position he held with Ocwen and its affiliates.
The Retirement Agreement, as approved and ratified by the Board on January 16, 2015, includes certain provisions in favor of Ocwen and certain provisions in favor of Mr. Erbey. Provisions in favor of Ocwen include releases regarding employment-related claims and covenants regarding confidentiality, non-competition (24-month term) and non-solicitation (24-month term) of our employees, customers, vendors, suppliers, licensors, lessors, joint venturers, associates, consultants, agents and partners. Provisions in favor of Mr. Erbey include retirement payments, continued medical coverage for Mr. Erbey and his spouse, continued ability to exercise outstanding Ocwen stock options for the balance of their original term and registration rights for Mr. Erbey in certain circumstances. Retirement payments consist of $725,000 (in dollars) cash severance, $475,000 (in dollars) in lieu of certain relocation benefits, $725,000 (in dollars) dividend on his shares of OMS Class A Preferred Stock and consideration for an annual bonus for 2014.
On March 2, 2015, we entered into an amendment to the SSTL facility agreement. Among other things, the amendment:

•
extends the time period for Ocwen to deliver to the lenders the required consolidated financial statements, reports and information for the fiscal year ended December 31, 2014 to 35 days from the due date of its Form 10-K, after giving effect to any extension period permitted under Rule 12b-25 of the Securities Exchange Act of 1934, as amended;

•
eliminates the dollar cap on the general asset sale basket and requires Ocwen to use 75% of the net cash proceeds from permitted asset sales under such general asset basket to prepay the loans under the SSTL and, subject to certain conditions, permits Ocwen to use up to 25% of such net cash proceeds to reinvest in assets used in the business of OLS and its subsidiaries within 120 days of receipt thereof (subject to an extension of up to 90 days if a binding agreement is entered into within such 120 days);

•
increases the quarterly covenant levels of the corporate leverage ratio to 3-to-1 for the fiscal quarter ended December 31, 2014, and to 3.5-to-1 for the fiscal quarter ended March 31, 2015 and thereafter; and

•	makes certain modifications to the cross default and definition sections.
On March 2, 2015, we signed a letter of intent with a buyer for the sale of MSRs on a portfolio consisting of approximately 277,000 performing Agency loans owned by Fannie Mae with a total UPB of approximately $45.0 billion. This transaction remains subject to approvals by FHFA and Fannie Mae and other customary conditions and is expected to close on June 1, 2015. In connection with this transaction, on April 17, 2015, we entered into a letter agreement with Fannie Mae pursuant to which we will designate a portion of the expected proceeds as pre-payments to secure against certain future obligations. These future obligations include repurchases, indemnifications and various fees. The total cash prepayments are $15.4 million, including $3.2 million paid on April 27, 2015 with the remainder to be paid on June 1, 2015. Another $37.5 million of escrowed collateral will be set aside on June 1, 2015 to secure potential future obligations not covered by the prepaid amount.
On March 18, 2015, we announced that OLS and Green Tree Loan Servicing LLC, an indirectly held, wholly-owned, subsidiary of Walter Investment Management Corp. have signed an agreement in principle for the sale by OLS of residential MSRs on a portfolio consisting of approximately 55,000 largely performing loans owned by Freddie Mac with a total UPB of approximately $9.6 billion. We executed a definitive agreement on April 29, 2015 and initial funding occurred on April 30, 2015. We expect that servicing will begin to transfer on or around June 16, 2015.
On March 24, 2015, we announced that OLS and Nationstar have agreed in principle to the sale by OLS of residential mortgage servicing rights on a portfolio consisting of approximately 142,000 loans owned by Freddie Mac and Fannie Mae with a total UPB of approximately $25.0 billion. We closed on the sale of a portion of these MSRs, with a total UPB of approximately $2.8 billion, on April 30, 2015. The sale of the remaining MSRs, subject to a definitive agreement, approvals by Freddie Mac, Fannie Mae and FHFA and other customary conditions, is expected to close around mid-year.

On March 27, 2015 and March 31, 2015, we completed sales of non-performing and reperforming residential loans held for sale with a total UPB of $42.7 million to an unrelated third party.
On March 31, 2015, OLS closed on a sale agreement with Nationstar for the sale of residential MSRs on a portfolio consisting of 76,000 performing loans owned by Freddie Mac with a UPB of $9.1 billion. We prepaid $73.8 million of our SSTL on the date of closing. Servicing was successfully transferred on April 16, 2015.
On April 6, 2015, OLS entered into Amendment No. 2 to Master Servicing Rights Purchase Agreement and Sale Supplements (the Amendment) with HLSS Holdings, LLC (Holdings), HLSS and MSR-EBO Acquisition LLC (Buyer), which Amendment became effective upon the consummation and closing of the purchase by the Buyer, directly and through HLSS Advances Acquisition Corp., of substantially all of the assets of HLSS. The Amendment revised terms of (i) the Master Servicing Rights Purchase Agreement, dated as of October 1, 2012, as amended by Amendment No. 1 to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of December 26, 2012 (as so amended, the MSR Purchase Agreement) and (ii) certain sale supplements to the MSR Purchase Agreement (as heretofore amended, supplemented and modified from time to time, the Sale Supplements and, together with the MSR Purchase Agreement, the Original Agreements). In consideration of OLS’ consent to the assignment by HLSS to the Buyer of all HLSS’ right, title and interest in, to and under the Original Agreements, the Amendment, among other things:

•
extended the term during which OLS is, subject to the provisions of the amended Original Agreements, entitled to be the named servicer on loans for which Rights to MSRs have been sold to NRZ (along with the associated economic benefits) for two additional years or until April 30, 2020, whichever is earlier, which would depend on the sale date for the applicable Rights to MSRs (existing terms ranged from February 2018 through October 2019 prior to the Amendment);

•
provided that such extension will not apply with respect to any servicing agreement that, as of the date that it was scheduled to terminate under the Original Agreements, is affected by an uncured Termination Event (as defined in the Sale Supplements) due to a downgrade of OLS’ servicer rating to “Below Average” or lower by S&P or to “SQ4” or lower by Moody’s;

•
provided that the parties will commence negotiating in good faith for an extension of the contract term and the servicing fees payable to OLS no later than six months prior to the end of the applicable term as extended pursuant to the Amendment; and

•	imposed a two year standstill (until April 6, 2017 and subject to certain conditions) on the rights of NRZ to replace OLS as named servicer.
The Amendment also provided that OLS will sell to NRZ, on an exclusive and “as is” basis, all economic beneficial rights to the clean-up call rights OLS is entitled to pursuant to servicing agreements that underlie Rights to MSRs owned by NRZ, for a payment upon exercise of 0.50% of the UPB of all performing mortgage loans (mortgage loans that are current or 30 days or less delinquent) associated with the applicable clean up-call.
In the event there is a future downgrade of OLS’ S&P servicer rating below its current rating of "Average," OLS has also agreed to compensate NRZ for certain increased costs associated with its servicing advance financing facilities, including increased costs of funding, to the extent such costs are the direct result of such downgrade. The Amendment provides that any such compensation, if required, shall not exceed $3.0 million for any calendar month or $36.0 million in the aggregate. In such an event, NRZ has agreed to use commercially reasonable efforts to assist OLS in curing any potential cost increases by obtaining amendments to the relevant financing agreements.
On April 17, 2015, we entered into an amendment to the SSTL facility agreement. Effective as of April 20, 2015, the amendment, among other things:

•	removed, with respect to the 2014 fiscal year, the requirement that our financial statements and the related audit report must be unqualified as to going concern; and

•	extended the required time period for delivery of the 2014 audited financial statements to May 29, 2015.
On April 30, 2015, we announced agreements with Fannie Mae and Freddie Mac to sell portfolios of non-performing loan servicing. We expect these transactions to close over the coming months, with the first transfer on May 1, 2015. These transactions will include payments to the GSEs to assume the delinquent servicing and may, in some cases, include settlements of certain indemnification obligations. We expect these transactions to be cash flow positive as we will be reimbursed for outstanding advances.