Form 10-Q
period 2015-03-31
OCWEN FINANCIAL CORP
filed 2015-05-18
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. Accordingly, you should not place undue reliance on any forward-looking statement. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and the following:

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

•
uncertainty related to the actions of loan owners and guarantors, including mortgage-backed securities investors, trustees and government sponsored entities (GSEs), regarding loan put-backs, penalties and legal actions;

•	our ability to comply with our servicing agreements, including our ability to comply with our seller/servicer agreements with GSEs and maintain our status as an approved seller/servicer;

•	uncertainty related to the GSEs substantially curtailing or ceasing to purchase our conforming loan originations;

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

Further information on the risks specific to our business is detailed within this report and our other reports and filings with the Securities and Exchange Commission (SEC) including our Annual Report on Form 10-K for the year ended December 31, 2014 and our Current Reports on Form 8-K. Forward-looking statements speak only as of the date they were made and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to update or revise forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2015	December 31, 2014
Assets
Cash	$242,332	$129,473
Mortgage servicing rights ($897,797 and $93,901 carried at fair value)	1,820,651	1,913,992
Advances	942,538	893,914
Match funded advances	2,252,967	2,409,442
Loans held for sale ($339,508 and $401,120 carried at fair value)	407,997	488,612
Loans held for investment - reverse mortgages, at fair value	1,808,141	1,550,141
Receivables, net	299,836	270,596
Deferred tax assets, net	68,708	76,987
Premises and equipment, net	42,945	43,310
Other assets ($7,701 and $7,355 carried at fair value)	500,659	490,811
Total assets	$8,386,774	$8,267,278

Liabilities and Equity
Liabilities
Match funded liabilities	$2,000,676	$2,090,247
Financing liabilities ($2,296,892 and $2,058,693 carried at fair value)	2,488,607	2,258,641
Other secured borrowings	1,603,707	1,733,691
Senior unsecured notes	350,000	350,000
Other liabilities	822,244	793,534
Total liabilities	7,265,234	7,226,113

Commitments and Contingencies (Notes 19 and 20)

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 125,302,788 and 125,215,615 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,253	1,252
Additional paid-in capital	517,915	515,194
Retained earnings	607,562	530,361
Accumulated other comprehensive loss, net of income taxes	(7,995)	(8,413)
Total Ocwen stockholders’ equity	1,118,735	1,038,394
Non-controlling interest in subsidiaries	2,805	2,771
Total equity	1,121,540	1,041,165
Total liabilities and equity	$8,386,774	$8,267,278

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2015	2014

Revenue
Servicing and subservicing fees	$446,541	$490,459
Gain on loans held for sale, net	44,504	43,987
Other revenues	19,399	16,815
Total revenue	510,444	551,261

Expenses
Compensation and benefits	105,144	105,637
Amortization of mortgage servicing rights	38,494	62,094
Servicing and origination	101,802	43,947
Technology and communications	39,351	36,976
Professional services	56,931	21,398
Occupancy and equipment	25,714	32,051
Other	10,922	47,091
Total expenses	378,358	349,194

Other income (expense)
Interest income	5,575	5,327
Interest expense	(119,396)	(139,873)
Gain on sale of mortgage servicing rights	26,406	—
Gain on extinguishment of debt	—	2,253
Other, net	(1,842)	1,929
Total other expense, net	(89,257)	(130,364)

Income before income taxes	42,829	71,703
Income tax expense	8,440	11,217
Net income	34,389	60,486
Net (income) loss attributable to non-controlling interests	(34)	15
Net income attributable to Ocwen stockholders	34,355	60,501
Preferred stock dividends	—	(581)
Deemed dividends related to beneficial conversion feature of preferred stock	—	(416)
Net income attributable to Ocwen common stockholders	$34,355	$59,504

Earnings per share attributable to Ocwen common stockholders
Basic	$0.27	$0.44
Diluted	$0.27	$0.43

Weighted average common shares outstanding
Basic	125,272,228	135,227,067
Diluted	126,999,662	141,089,455

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014

Net income	$34,389	$60,486

Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income (1)	418	608
Other	—	1
Total other comprehensive income, net of income taxes	418	609

Comprehensive income	34,807	61,095
Comprehensive income attributable to non-controlling interests	(34)	15
Comprehensive income attributable to Ocwen stockholders	$34,773	$61,110

(1)	Net of tax expense of $0.2 million for the three months ended March 31, 2014. These losses are reclassified to Other, net in the unaudited Consolidated Statements of Operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2014	125,215,615	$1,252	$515,194	$530,361	$(8,413)	$2,771	$1,041,165
Net income	—	—	—	34,355	—	34	34,389
Cumulative effect of fair value election - Mortgage servicing rights	—	—	—	42,846	—	—	42,846
Exercise of common stock options	85,173	1	508	—	—	—	509
Equity-based compensation and other	2,000	—	2,213	—	—	—	2,213
Other comprehensive income, net of income taxes		—	—	—	418	—	418
Balance at March 31, 2015	125,302,788	$1,253	$517,915	$607,562	$(7,995)	$2,805	$1,121,540

Balance at December 31, 2013	135,176,271	$1,352	$818,427	$1,002,963	$(10,151)	$—	$1,812,591
Net income	—	—	—	60,501	—	(15)	60,486
Preferred stock dividends ($9.38 per share)	—	—	—	(581)	—	—	(581)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(416)	—	—	(416)
Conversion of preferred stock	—	—	—	—	—	—	—
Repurchase of common stock	(60,000)	(1)	(2,307)	—	—	—	(2,308)
Exercise of common stock options	244,000	3	1,036	—	—	—	1,039
Equity-based compensation and other	4,903	—	2,206	—	—	—	2,206
Non-controlling interest in connection with acquisition of controlling interest in Ocwen Structured Investments, LLC	—	—	—	—	—	2,526	2,526
Other comprehensive loss, net of income taxes	—	—	—	—	609	—	609
Balance at March 31, 2014	135,365,174	$1,354	$819,362	$1,062,467	$(9,542)	$2,511	$1,876,152

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the Three Months Ended March 31,	2015	2014

Cash flows from operating activities
Net income	$34,389	$60,486
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage servicing rights	38,494	62,094
Amortization of debt issuance costs – senior secured term loan	3,755	1,087
Depreciation	4,344	5,540
Provision for bad debts	14,170	31,386
Impairment of mortgage servicing rights	17,769	—
Gain on sale of mortgage servicing rights	(26,406)	—
Gain on loans held for sale, net	(44,504)	(43,987)
Realized and unrealized losses on derivative financial instruments	1,154	920
Gain on extinguishment of debt	—	(2,253)
Loss on valuation of mortgage servicing rights, at fair value	33,175	5,148
Increase in deferred tax assets, net	(890)	(3,680)
Equity-based compensation expense	2,117	1,427
Origination and purchase of loans held for sale	(1,036,150)	(2,378,056)
Proceeds from sale and collections of loans held for sale	1,142,282	2,414,699
Changes in assets and liabilities:
Decrease in advances and match funded advances	104,258	13,434
Decrease in receivables and other assets, net	1,330	48,437
Increase (decrease) in other liabilities	20,127	(41,170)
Other, net	15,604	20,270
Net cash provided by operating activities	325,018	195,782

Cash flows from investing activities
Cash paid to acquire ResCap Servicing Operations (a component of Residential Capital, LLC)	—	(54,220)
Net cash paid to acquire controlling interest in Ocwen Structured Investments, LLC	—	(7,833)
Purchase of mortgage servicing rights, net	(3,267)	(6,698)
Acquisition of advances in connection with the purchase of mortgage servicing rights	—	(83,942)
Acquisition of advances in connection with the purchase of loans	—	(60,482)
Proceeds from sale of advances and match funded advances	1,765	—
Proceeds from sale of mortgage servicing rights	49,465	—
Origination of loans held for investment – reverse mortgages	(235,271)	(176,658)
Principal payments received on loans held for investment - reverse mortgages	26,170	14,030
Additions to premises and equipment	(3,918)	(3,308)
Other	301	891
Net used in investing activities	(164,755)	(378,220)

Cash flows from financing activities
Repayment of match funded liabilities	(89,571)	(3,151)
Proceeds from other secured borrowings	1,858,258	1,497,669
Repayments of other secured borrowings	(2,042,969)	(1,652,903)
Payment of debt issuance costs	(12,643)	(175)
Proceeds from sale of mortgage servicing rights accounted for as a financing	—	123,551
Proceeds from sale of loans accounted for as a financing	238,615	226,626
Proceeds from sale of advances accounted for as a financing	472	55,702
Repurchase of common stock	—	(2,308)
Payment of preferred stock dividends	—	(581)
Proceeds from exercise of common stock options	413	1,176
Other	21	706
Net cash (used in) provided by financing activities	(47,404)	246,312

Net increase in cash	112,859	63,874
Cash at beginning of year	129,473	178,512
Cash at end of period	$242,332	$242,386

Supplemental non-cash investing and financing activities
Transfer of loans held for sale to loans held for investment	$—	$110,874

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
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
We originate, purchase, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government insured (Federal Housing Authority (FHA) or Department of Veterans Affairs (VA) forward and reverse mortgages. The GSEs or Ginnie Mae guarantee these securitizations.
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
Liquidity
Our ability to finance servicing advances is a significant factor that affects our liquidity. Our use of advance financing facilities is integral to our servicing advance financing strategy, as these advance financing facilities are necessary for us to meet our daily advance funding obligations under our servicing agreements. Our advance funding facilities have a 364-day term and the revolving periods for all of our advance funding facilities end in 2015. At March 31, 2015, we had $2.0 billion outstanding under these facilities. In the event we are unable to renew, replace or extend one or more of these advance funding facilities, repayment of the outstanding balance must begin at the end of the respective revolving period. In addition, we use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. All of our master repurchase and participation agreements for financing new loan originations have 364-day terms and mature in 2015 under the same construct of 364-day facilities that are typically renewed annually. At March 31, 2015, we had $373.0 million outstanding under these financing arrangements.
We currently plan to renew, replace or extend all of these debt agreements consistent with our historical experience. We currently are in negotiations with our lenders for the renewal, replacement or extension of our debt arrangements that mature or begin amortization in 2015. We may also consider other capital markets transactions including, but not limited to, the sale and financing of advance receivables in the event we do not renew, replace or extend a portion or all of our existing advance financing facilities. We have entered into commitment letters to refinance certain of our debt agreements and extended certain facilities ahead of their scheduled maturity, as detailed below under “Recent Actions.” Our lenders’ obligations to fund under these commitment letters are subject to conditions precedent, some of which are outside our control. In the event we are unable to renew, replace or extend all of these debt agreements, we may not have adequate sources of funding for our business. Due to the significant level of cash requirements related to servicing advances, we may not have sufficient levels of liquidity to fund the operations without our advance financing facilities. We typically require significantly more liquidity to meet our advance funding obligations than our available cash on hand.
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
OLS, Homeward and Liberty are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, the Department of Housing and Urban Development (HUD), FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. To date, none of these agencies has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at March 31, 2015. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on our business.
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
In addition, out of approximately 4,100 non-Agency servicing agreements, approximately 700 with approximately $45.0 billion of UPB as of March 31, 2015 have minimum servicer ratings criteria. As a result of downgrades in our servicer ratings, termination rights have been triggered in approximately 400 of these non-Agency servicing agreements. This represents approximately $25.0 billion in UPB as of March 31, 2015, or approximately 12% of our total non-Agency servicing portfolio. We recently received notices terminating us as the servicer under four of our non-Agency servicing agreements due to rating downgrades. Pursuant to our servicing agreements, generally we are entitled to payment of accrued and unpaid servicing fees through termination as well as all advances and certain other previously unreimbursed amounts, although we lose the future servicing fee revenue. While the financial impact of the termination of servicing under these four servicing agreements, which represent 0.15% of our overall servicing portfolio as of March 31, 2015, is immaterial to our overall financial condition, we could be subject to further terminations, either as a result of recent servicer ratings downgrades or future adverse actions by rating agencies, which could have an adverse effect on our business, financing activities, financial condition and results of operations.
Under one of its advance financing agreements, OLS must maintain certain minimum servicer ratings assigned by S&P, Moody’s and Fitch. If any of these rating agencies withdraws its rating or if the assigned ratings falls below the minimum ratings established in the lending agreement, an early amortization event occurs under the lending agreement if the lender’s agent notifies the indenture trustee that an early amortization event has occurred. As a result of downgrades in our servicer ratings, the lender has the right to deliver such notice at any time. The lender has agreed not to deliver such a notice to the indenture trustee subject to its ongoing monthly review. If an early amortization event occurs and is not waived by the lender, no new advances can be funded under the facility, all collections on advances funded through the facility must be used to pay interest and principal on currently outstanding borrowings under the facility, minimum facility balance repayments would be instituted, and the interest rate margin on 1-month LIBOR would increase. At March 31, 2015, we had $348.3 million of borrowings outstanding under this facility out of a maximum borrowing capacity of $400.0 million. The scheduled date to begin amortization of this facility is June 2015. As described below under “Recent Actions,” one of our commitment letters provides for replacement financing should the existing lender seek not to renew or extend the revolving period upon its completion in June 2015.
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
Regulatory Uncertainties
As a result of the current regulatory environment, we have faced, and expect to continue to face, increased regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. We have recently entered into a number of regulatory settlements which have significantly impacted our ability to grow our servicing portfolio and which subject us to ongoing monitoring or reporting. See Note 18 - Regulatory Requirements and Note 20 - Contingencies for further information regarding regulatory requirements, our recent regulatory settlements and regulatory-related contingencies.
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
Our Relationship with HLSS
We have sold rights to receive servicing fees, excluding ancillary income, with respect to certain non-Agency MSRs (Rights to MSRs), together with the related servicing advances, to HLSS. As of March 31, 2015 and through the date of HLSS’ sale transaction with New Residential Investment Corp. (NRZ) on April 6, 2015, we were dependent upon HLSS for financing of servicing advance obligations for loans underlying Rights to MSRs where we are the servicer but HLSS assumed this obligation under the terms of our agreements with HLSS. HLSS, in turn, was dependent upon its advance financing facilities in order to fund a substantial portion of the servicing advances that it was contractually obligated to make pursuant to our agreements with HLSS. As of March 31, 2015, we were the servicer on Rights to MSRs pertaining to approximately $156.3 billion in UPB and the associated outstanding servicing advances as of such date were approximately $5.8 billion.
HLSS’ advance funding facilities had a 364-day term and the revolving periods for a significant portion of their advance funding facilities were scheduled to end in 2015. We are contractually required under our servicing agreements to make the relevant servicing advances even if HLSS did not, or was unable to, perform in accordance with its contractual obligations to fund those advances. If an event of default were to be determined, HLSS’ advance financing facilities revolving periods would terminate and the facilities would begin amortization. There were no provisions under which Ocwen would have been obligated to repay the HLSS advance financing facilities upon an event of default by HLSS. Instead, Ocwen, as servicer, would have been immediately responsible for all new advances. We do not have any committed or executed financial arrangements to provide for this need should it arise, and we cannot provide any assurances that such financing would be available, or if available, could be obtained at terms and conditions acceptable to us.
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

•
On May 11, 2015, we entered into an agreement with a global financial institution to refinance, subject to definitive documentation, the maintenance of our current servicer ratings with Standard & Poor’s Ratings Services, and other funding conditions, $500.0 million of commitments under an existing $1.8 billion servicing advance financing facility and to extend the applicable revolving period to or beyond March 31, 2016.

•
Prior to the issuance of these unaudited consolidated financial statements, we entered into amendments or obtained waivers from each lender, to the extent necessary, extending the contractually required time period for delivery of audited financial statements for fiscal year 2014 to May 29, 2015.

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

•	imposed a two-year standstill (until April 6, 2017 and subject to certain conditions) on the rights of NRZ to replace us as servicer.
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
Consistent with our strategic plan to sell a significant portion of our Agency MSRs, we have announced or completed a number of asset sales, including the following:

•
On March 2, 2015, we signed a letter of intent with JPMorgan Chase & Co. for the sale of MSRs on a portfolio consisting of approximately 250,000 performing Agency loans owned by Fannie Mae with a total UPB of approximately $42.0 billion. On May 13, 2015, we signed a definitive agreement having obtained all necessary approvals. This transaction is scheduled to close on June 1, 2015. In connection with this transaction, on April 17, 2015, we entered into a letter agreement with Fannie Mae pursuant to which we will designate a portion of the expected proceeds as prepayments to secure against certain future obligations. These future obligations include repurchases, indemnifications and various fees. The total cash pre-payments are $15.4 million, including $3.2 million paid on April 27, 2015 with the remainder to be paid on June 1, 2015. Another $37.5 million of escrowed collateral will be set aside on June 1, 2015 to secure potential future obligations not covered by the prepaid amount.

•
On March 18, 2015, OLS and Green Tree Loan Servicing, a subsidiary of Walter Investment Management Corp. (collectively Walter), signed an agreement in principle for the sale of residential MSRs on a portfolio consisting of approximately 54,000 largely performing loans owned by Freddie Mac with a total UPB of approximately $9.2 billion. We executed a definitive agreement on April 29, 2015 and initial funding occurred on April 30, 2015. We expect that servicing will begin to transfer on or around June 16, 2015.

•
On March 24, 2015, we announced that OLS and Nationstar Mortgage LLC, an indirectly held, wholly owned subsidiary of Nationstar Mortgage Holdings Inc. (collectively, “Nationstar”), have agreed in principle to the sale of residential MSRs on a portfolio consisting of approximately 140,000 loans owned by Freddie Mac and Fannie Mae with a total UPB of approximately $24.9 billion. We closed on the sale of a portion of these MSRs, with a total UPB of approximately $2.7 billion, on April 30, 2015. The sale of the remaining MSRs, subject to a definitive agreement, approvals by Fannie Mae and FHFA and other customary conditions, is expected to close in June 2015.

•
On March 31, 2015, OLS closed on a sale agreement with Nationstar for the sale of residential MSRs on a portfolio consisting of 76,000 performing loans owned by Freddie Mac with a UPB of $9.1 billion. Servicing was successfully transferred on April 16, 2015.

We currently expect to receive approximately $860.0 million of proceeds from the above described transactions, subject in each case to necessary approvals and the satisfaction of closing conditions. We expect that the majority of such proceeds will be used for prepayments under our SSTL. In addition, on April 30, 2015, we announced agreements with Fannie Mae and Freddie Mac to sell portfolios of non-performing loan servicing. We expect these transactions to close over the coming months, with the first transfer having occurred on May 1, 2015. These transactions will include payments to the GSEs to assume the delinquent servicing and may, in some cases, include settlements of certain indemnification obligations. We expect these transactions to be cash flow positive as we will be reimbursed for outstanding advances.
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
Note 1B - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2015. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Reclassifications
Within the Other income (expense) section of the unaudited Consolidated Statement of Operations for the three months ended March 31, 2014, we reclassified Interest income from Other, net to a separate line item to conform to the current year presentation.
Certain insignificant amounts in the unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2014 have been reclassified to conform to the current year presentation. These reclassifications had no impact on our consolidated cash flows from operating, investing or financing activities.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the related disclosures in the accompanying notes. Such estimates and assumptions include, but are not limited to, those that relate to fair value measurements, the provision for potential losses that may arise from litigation proceedings, and representation and warranty and other indemnification obligations. In developing estimates and assumptions, management uses all available information; however, actual results could materially differ because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes.
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
We report the gain or loss on the transfer of the loans held for sale in Gain on loans held for sale, net in the unaudited Consolidated Statements of Operations along with the changes in fair value of the loans and the gain or loss on any related derivatives. We include all changes in loans held for sale and related derivative balances in operating activities in the unaudited Consolidated Statements of Cash Flows.
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding during the three months ended March 31:

	2015	2014
Proceeds received from securitizations	$1,070,772	$1,534,251
Servicing fees collected	347	5,194
Purchases of previously transferred assets, net of claims reimbursed	500	—
	$1,071,619	$1,539,445
In connection with these transfers, we retained MSRs of $8.5 million and $11.6 million during the three months ended March 31, 2015 and 2014, respectively. We initially record the MSRs at fair value and subsequently account for them at amortized cost.

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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss including the unpaid principal balance (UPB) of the transferred loans at the dates indicated:

	March 31, 2015	December 31, 2014
Carrying value of assets:
Mortgage servicing rights, at amortized cost	$85,215	$82,542
Mortgage servicing rights, at fair value	2,656	2,840
Advances and match funded advances	481	1,236
UPB of loans transferred (1)	10,345,586	9,353,187
Maximum exposure to loss	$10,433,938	$9,439,805

(1)	The UPB of the loans transferred is the maximum exposure to loss under our standard representations and warranties obligations.
At March 31, 2015 and December 31, 2014, 4.9% and 5.1%, respectively, of the transferred residential loans that we service were 60 days or more past due. During the three months ended March 31, 2015, there were no charge-offs, net of recoveries, associated with these transferred loans.
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
At March 31, 2015 and December 31, 2014, we had HMBS-related borrowings of $1.7 billion and $1.4 billion and HECMs pledged as collateral to the pools of $1.8 billion and $1.6 billion, respectively.
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
Note 3 – Fair Value
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

The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not carried, at fair value are as follows at the dates indicated:

		March 31, 2015		December 31, 2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$339,508	$339,508	$401,120	$401,120
Loans held for sale, at lower of cost or fair value (b)	3	68,489	68,489	87,492	87,492
Total Loans held for sale		$407,997	$407,997	$488,612	$488,612
Loans held for investment - Reverse mortgages, at fair value (a)	3	$1,808,141	$1,808,141	$1,550,141	$1,550,141
Advances and match funded advances (c)	3	3,195,505	3,195,505	3,303,356	3,303,356
Receivables, net (c)	3	299,836	299,836	270,596	270,596
Mortgage-backed securities, at fair value (a)	3	7,701	7,701	7,335	7,335

Financial liabilities:
Match funded liabilities (c)	3	$2,000,676	$2,000,676	$2,090,247	$2,090,247
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$1,702,397	$1,702,397	$1,444,252	$1,444,252
Financing liability - MSRs pledged (a)	3	594,495	594,495	614,441	614,441
Other (c)	3	191,715	172,610	199,948	189,648
Total Financing liabilities		$2,488,607	$2,469,502	$2,258,641	$2,248,341
Other secured borrowings:
Senior secured term loan (c)	2	$1,196,498	$1,155,166	$1,273,219	$1,198,227
Other (c)	3	407,209	407,209	460,472	460,472
Total Other secured borrowings		$1,603,707	$1,562,375	$1,733,691	$1,658,699

Senior unsecured notes (c)	2	$350,000	$304,500	$350,000	$321,563

Derivative financial instruments assets (liabilities) (a):
Interest Rate Lock Commitments (IRLCs)	2	$9,516	$9,516	$6,065	$6,065
Forward MBS trades	1	(5,249)	(5,249)	(2,854)	(2,854)
Interest rate caps	3	203	203	567	567

MSRs:
MSRs, at fair value (a)	3	$897,797	$897,797	$93,901	$93,901
MSRs, at amortized cost (c) (d)	3	922,854	1,064,134	1,820,091	2,237,703
Total MSRs		$1,820,651	$1,961,931	$1,913,992	$2,331,604

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

(d)
The balance at March 31, 2015 includes our impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a non-recurring basis. The carrying value of this stratum at March 31, 2015 was $127.1 million, net of a valuation allowance of $17.8 million.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis.

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended March 31, 2015
Beginning balance	$1,550,141	$(1,444,252)	$7,335	$(614,441)	$567	$93,901	$(406,749)
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	—	—
Issuances	235,271	(238,615)	—	—	—	(1,169)	(4,513)
Transfer from MSRs, at amortized cost	—	—	—	—	—	839,157	839,157
Transfer from loans held for sale, at fair value	—	—	—	—	—	—	—
Sales	—	—	—	—	—	(917)	(917)
Settlements (1)	(26,233)	25,985	—	19,946	—	—	19,698
	209,038	(212,630)	—	19,946	—	837,071	853,425
Total realized and unrealized gains and (losses) (2):
Included in earnings	48,962	(45,515)	366	—	(364)	(33,175)	(29,726)
Included in Other comprehensive income	—	—	—	—	—	—	—
	48,962	(45,515)	366	—	(364)	(33,175)	(29,726)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$1,808,141	$(1,702,397)	$7,701	$(594,495)	$203	$897,797	$416,950

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended March 31, 2014
Beginning balance	$618,018	$(615,576)	$—	$(633,804)	$442	$116,029	$(514,891)
Purchases, issuances, sales and settlements:
Purchases	—	—	7,677	—	—	—	7,677
Issuances	176,658	(226,626)	—	—	24	—	(49,944)
Transfer from loans held for sale, at fair value	110,874	—	—	—	—	—	110,874
Sales	—	—	—	—		—	—
Settlements	(14,029)	5,386	—	(595)	—	—	(9,238)
	273,503	(221,240)	7,677	(595)	24	—	59,369
Total realized and unrealized gains and (losses):
Included in earnings	31,943	(33,646)	(156)	—	(142)	(5,203)	(7,204)
Included in Other comprehensive income	—	—	—	—	—	—	—
	31,943	(33,646)	(156)	—	(142)	(5,203)	(7,204)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$923,464	$(870,462)	$7,521	$(634,399)	$324	$110,826	$(462,726)

(1)
In the event of a transfer of servicing to another party related to Rights to MSRs sold to HLSS, and now NRZ, we are required to reimburse HLSS, and now NRZ, at predetermined contractual rates for the loss of servicing revenues. Settlements for Financing liability - MSRs pledged for the three months ended March 31, 2015 includes $2.2 million of such reimbursements.

(2)	Total losses attributable to derivative financial instruments still held at March 31, 2015 were $0.4 million for the three months ended March 31, 2015.
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
The more significant assumptions used in the March 31, 2015 valuation include:

•	Life in years ranging from 6.47 to 10.48 (weighted average of 6.96);

•	Conditional repayment rate ranging from 4.81% to 53.75% (weighted average of 19.25%); and

•	Discount rate of 2.80%.
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
Third-party valuation experts generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model, in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, including risk premiums and liquidity adjustments. The models and related assumptions used by the valuation experts are owned and managed by them and, in many cases, the significant inputs used in the valuation techniques are not reasonably available to us. However, we have an internal understanding of the processes and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts. We believe that the procedures executed by the valuation experts, supported by our internal verification and analytical procedures, provide assurance that the prices used in our Consolidated Financial Statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.
We evaluate the reasonableness of our third party experts’ assumptions using historical experience adjusted for prevailing market conditions. Assumptions used in the valuation of MSRs include:

•	Mortgage prepayment speeds	•	Interest rate used for computing the cost of financing servicing advances
•	Cost of servicing	•	Interest rate used for computing float earnings
•	Discount rate	•	Compensating interest expense
•	Delinquency rates	•	Collection rate of other ancillary fees
Amortized Cost MSRs
We estimate the fair value of MSRs carried at amortized cost using a process that involves either actual sale prices obtained or the use of third-party valuation experts, supported by commercially available discounted cash flow models and analysis of current market data. To provide greater price transparency to investors, we disclose actual Ocwen sale prices for orderly transactions where available in lieu of third-party valuations.

The more significant assumptions used in the March 31, 2015 valuation include:

Weighted average prepayment speed	12.57%
Weighted average delinquency rate	10.81%
Advance financing cost	5-year swap
Interest rate for computing float earnings	5-year swap
Weighted average discount rate	9.38%
Weighted average cost to service (in dollars)	$86
We perform an impairment analysis based on the difference between the carrying amount and fair value after grouping the underlying loans into the applicable strata. In response to the significant change in the composition of our MSR portfolio as a result of recent acquisitions, our strata are defined as conventional and government-insured.
Fair Value MSRs
MSRs carried at fair value are classified within Level 3 of the valuation hierarchy. The fair value is equal to the mid-point of the range of prices provided by third-party valuation experts, without adjustment, except in the event we have a potential or completed Ocwen sale, including transactions where we have executed letters of intent, in which case the fair value of the MSRs is carried at the estimated sale price. Fair value reflects actual Ocwen sale prices for orderly transactions where available in lieu of independent third-party valuations. Our valuation process includes discussions of bid pricing with the third-party valuation experts and presumably are contemplated along with other market-based transactions for their model validation.
A change in the valuation inputs utilized by the valuation experts might result in a significantly higher or lower fair value measurement. Changes in market interest rates tend to impact the fair value for Agency MSRs via prepayment speeds by altering the borrower refinance incentive, and for Non-Agency MSRs via a market rate indexed cost of advance funding. Other key assumptions used in the valuation of these MSRs include delinquency rates and discount rates.
The primary assumptions used in the March 31, 2015 valuation include:

	Agency	Non Agency
Weighted average prepayment speed	10.47%	17.28%
Weighted average delinquency rate	0.86%	30.02%
Advance financing cost	5-year swap	1ML plus 3.5%
Interest rate for computing float earnings	5-year swap	1ML
Weighted average discount rate	9.01%	14.95%
Weighted average cost to service (in dollars)	$69	$339
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
Match Funded Liabilities
For match funded liabilities that bear interest at a rate that is adjusted regularly based on a market index, the carrying value approximates fair value. For match funded liabilities that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. We estimate principal repayments of match funded liabilities during the amortization period based on our historical advance collection rates and taking into consideration any plans to refinance the notes. At March 31, 2015 and December 31, 2014, the interest on all borrowings under match funded facilities was based on a variable rate adjusted regularly using a market index, and therefore, the carrying value approximates fair value.
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
The more significant assumptions used in the March 31, 2015 valuation include:

•	Life in years ranging from 4.90 to 10.48 (weighted average of 5.61);

•	Conditional repayment rate ranging from 4.81% to 53.75% (weighted average of 19.25%); and

•	Discount rate of 2.05%.
Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.
MSRs Pledged
We periodically sell Rights to MSRs. Because we have retained legal title to the MSRs, the sales of Rights to MSRs are accounted for as financings. We initially establish the value of the Financing Liability - MSRs Pledged based on the price at which the Rights to MSRs are sold. Thereafter, the carrying value of the Financing Liability - MSRs pledged is adjusted to fair value at each reporting date. We determine fair value by applying the price of the underlying MSRs to the remaining principal balance related to the underlying MSRs. Since we have elected fair value for our portfolio of private-label MSRs, future fair value changes in the Financing Liability - MSRs Pledged will be largely offset by changes in the fair value of the related MSRs.
The more significant assumptions used in determination of the price of the underlying MSRs at March 31, 2015 include:

Weighted average prepayment speed	17.83%
Weighted average delinquency rate	31.00%
Advance financing cost	1ML plus 3.5%
Interest rate for computing float earnings	1ML
Weighted average discount rate	15.22%
Weighted average cost to service (in dollars)	$345
Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value
Secured Notes
We issued Ocwen Asset Servicing Income Series (OASIS), Series 2014-1 Notes secured by Ocwen-owned MSRs relating to Freddie Mac mortgages. We accounted for this transaction as a financing. We determine the fair value based on bid prices provided by third parties involved in the issuance and placement of the notes.

Other Secured Borrowings
The carrying value of secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. For the SSTL, we based the fair values at March 31, 2015 and December 31, 2014 on quoted prices in a market with limited trading activity.
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
In addition, we may use interest rate caps to minimize future interest rate exposures on variable rate debt issued on servicing advance financing facilities from increases in one-month LIBOR interest rates. The fair value for interest rate caps is based on counterparty market prices and adjusted for counterparty credit risk.
Note 4 — Sales of Advances and MSRs to HLSS
In order to efficiently finance our assets and operations and to create liquidity, we periodically sell MSRs, Rights to MSRs and servicing advances to market participants, including HLSS. We typically retain the right to subservice loans when we sell MSRs and we remain the servicer on the Rights to MSRs sold to HLSS. Counterparties may also acquire advance financing SPEs and the related match funded liabilities. In connection with sales of Rights to MSRs, we retain legal ownership of the MSRs and continue to service the related mortgage loans until such time as all necessary consents are received. We are obligated to transfer legal ownership of the MSRs to NRZ, upon it obtaining all required third-party consents and licenses.
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
Pursuant to our agreements, HLSS and now NRZ, assumed the obligation to fund new servicing advances with respect to the Rights to MSRs. However, because we remain the servicer on the loans for which the Rights to MSRs have been sold to HLSS, in the event HLSS, and now NRZ, were to fail to fulfill its advance funding obligations, as the servicer under our servicing agreements, we would be contractually obligated to fund such advances. At March 31, 2015, HLSS had outstanding advances of approximately $5.8 billion in connection with the Rights to MSRs. On April 6, 2015, we entered into an amendment to the various purchase and sale supplement agreements with NRZ.
As it relates to the sale of Rights to MSRs to HLSS (together with the sale of the related servicing advances, the HLSS Transactions), if and when such transfer of legal ownership occurs, OLS will subservice the loans pursuant to a subservicing agreement, as amended, with NRZ. There were no sales to HLSS during the first quarter of either 2015 or 2014.
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
The sales of the related advances generally meet the requirements for sale accounting, and the advances are derecognized from our financial statements at the time of the sale.

In 2014, Ocwen sold advances related to certain FHA-insured mortgage loans to subsidiaries of HLSS, now subsidiaries of NRZ. These advance sales did not qualify for sales treatment and were accounted for as financings.
Note 5 – Loans Held for Sale
Loans Held for Sale - Fair Value
Loans held for sale, at fair value, represent residential mortgage loans originated or purchased and held until sold to secondary market investors, such as the GSEs or other third parties. The following table summarizes the activity in the balance during the three months ended March 31:

	2015	2014
Beginning balance	$401,120	$503,753
Originations and purchases	922,254	1,416,797
Proceeds from sales	(990,634)	(1,481,403)
Transfers to loans held for investment - reverse mortgages	—	(110,874)
Gain on sale of loans	15,265	12,863
Other	(8,497)	(2,908)
Ending balance	$339,508	$338,228
At March 31, 2015, loans held for sale, at fair value with a UPB of $311.0 million were pledged to secure warehouse lines of credit in our Lending segment.
Loans Held for Sale - Lower of Cost or Fair Value
Loans held for sale, at lower of cost or fair value, include residential loans that we do not intend to hold to maturity. The following table summarizes the activity in the balance during the three months ended March 31:

	2015	2014
Beginning balance	$87,492	$62,907
Purchases	113,896	959,756
Proceeds from sales	(140,948)	(835,786)
Principal collections	(13,863)	(96,300)
Transfers to accounts receivable	(16,572)	(66,187)
Transfers to real estate owned	(2,296)	(648)
Gain on sale of loans	17,271	23,031
Decrease (increase) in valuation allowance	19,728	(4,163)
Other	3,781	2,865
Ending balance (1) (2)	$68,489	$45,475

(1)
The balances at March 31, 2015 and March 31, 2014 are net of valuation allowances of $29.9 million and $36.0 million, respectively. The decrease in the valuation allowance for the three months ended March 31, 2015 resulted principally from the reversal of $22.5 million of the allowance that was associated with loans that were sold to an unrelated third party in March 2015. This decrease was partly offset by an increase of $0.9 million in the allowance resulting from transfers from the liability for indemnification obligations for the initial valuation adjustment that we recognized on certain loans that we repurchased from Fannie Mae and Freddie Mac guaranteed securitizations. For the three months ended March 31, 2014 the increase in the allowance was principally the result of $5.4 million of such transfers from the liability for indemnification obligations.

(2)
The balances at March 31, 2015 and March 31, 2014 include $43.9 million and $6.1 million, respectively, of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations as part of our servicing obligations. Repurchased loans are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.

At March 31, 2015, Loans held for sale, at lower of cost or fair value with a UPB of $33.1 million were pledged to secure a warehouse line of credit in our Servicing segment.
In March 2014, we purchased delinquent FHA-insured loans with a UPB of $549.4 million out of Ginnie Mae guaranteed securitizations under the terms of a conditional repurchase option whereby as servicer we have the right, but not the obligation, to repurchase delinquent loans at par plus delinquent interest (the Ginnie Mae early buy-out (EBO) program). Immediately after their purchase, we sold the loans (the Ginnie Mae EBO Loans) and related advances to HLSS Mortgage for $612.3 million ($556.6 million for the Ginnie Mae EBO Loans and $55.7 million for the related servicing advances). We recognized a gain of $7.2 million on the sale of the loans.
The sales of advances to HLSS Mortgage did not qualify for sales treatment and were accounted for as a financing. We refer to the purchase and sale of the Ginnie Mae EBO Loans and the sale of the related advances to HLSS Mortgage as the Ginnie Mae EBO Transactions.
In March 2015, we recognized a gain of $12.9 million on sales of loans with a total UPB of $42.7 million to an unrelated third party. We had repurchased these loans under the representation, warranty and indemnification provisions of our contractual obligations to the GSEs as primary servicer of the loans.
Gain on Loans Held for Sale, Net
The following table summarizes the activity in Gain on loans held for sale, net, during the three months ended March 31:

	2015	2014
Gain on sales of loans	$51,400	$54,993
Change in fair value of IRLCs	(2,233)	986
Change in fair value of loans held for sale	(4,008)	1,800
Loss on economic hedge instruments	(427)	(13,610)
Other	(228)	(182)
	$44,504	$43,987
Gains on loans held for sale, net include $8.5 million and $11.6 million for the three months ended March 31, 2015 and 2014, respectively, representing the value assigned to MSRs retained on transfers of forward loans.
Also included in Gains on loans held for sale, net are gains of $4.3 million and $22.8 million recorded during the three months ended March 31, 2015 and 2014, respectively, on sales of repurchased Ginnie Mae loans, which are carried at the lower of cost or fair value.
Fair value gains recognized in connection with sales of reverse mortgages into Ginnie Mae guaranteed securitizations are also included in Gains on loans held for sale, net and amounted to $25.6 million and $16.1 million for the three months ended March 31, 2015 and 2014, respectively.
Note 6 – Advances
Advances, net, representing payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	March 31, 2015	December 31, 2014
Servicing:
Principal and interest	$137,929	$128,217
Taxes and insurance	467,716	467,891
Foreclosures, bankruptcy and other (1)	332,829	293,340
	938,474	889,448
Corporate Items and Other	4,064	4,466
	$942,538	$893,914

(1)	The balances at March 31, 2015 and December 31, 2014 are net of an allowance for losses of $71.9 million and $70.0 million, respectively.

The following table summarizes the activity in advances for the three months ended March 31:

	2015	2014
Beginning balance	$893,914	$890,832
Acquisitions	—	98,875
Transfers to match funded advances	—	(10,156)
Sales of advances	(1,765)	—
New advances (collections of advances), net and other	50,389	(41,625)
Ending balance	$942,538	$937,926
Note 7 – Match Funded Advances
Match funded advances on residential loans we service for others are comprised of the following at the dates indicated:

	March 31, 2015	December 31, 2014
Principal and interest	$1,249,364	$1,349,048
Taxes and insurance	807,267	847,064
Foreclosures, bankruptcy, real estate and other	196,336	213,330
	$2,252,967	$2,409,442
The following table summarizes the activity in match funded advances for the three months ended March 31:

	2015	2014
Beginning balance	$2,409,442	$2,552,383
Acquisitions	—	85,521
Transfers from advances	—	10,156
New advances (collections of pledged advances), net and other	(156,475)	7,794
Ending balance	$2,252,967	$2,655,854
Note 8 – Mortgage Servicing
Mortgage Servicing Rights – Amortization Method
The following table summarizes the activity in the carrying value of amortization method servicing assets for the three months ended March 31. Amortization of mortgage servicing rights is reported net of the amortization of any servicing liabilities and includes the amount of charges we recognized to increase servicing liability obligations, if any.

	2015	2014
Beginning balance	$1,820,091	$1,953,352
Fair value election - transfer to MSRs carried at fair value (1)	(787,142)	—
Additions recognized in connection with business acquisitions	—	20,324
Additions recognized in connection with asset acquisitions	3,267	6,697
Additions recognized on the sale of mortgage loans	8,528	11,614
Sales (2)	(65,627)	—
Servicing transfers and adjustments	—	(364)
	979,117	1,991,623
Amortization	(38,494)	(62,094)
Impairment (3)	(17,769)	—
Ending balance	$922,854	$1,929,529

Estimated fair value at end of period	$1,064,134	$2,774,910

(1)
Effective January 1, 2015, we elected fair value accounting for a newly-created class of non-Agency MSRs, which were previously accounted for using the amortization method. This irrevocable election applies to all subsequently acquired or originated servicing assets and liabilities that have characteristics consistent with this class. We recorded a cumulative-effect adjustment of $52.0 million (before deferred income taxes of $9.2 million) to retained earnings as of January 1, 2015 to reflect the excess of the fair value of these MSRs over their carrying amount. At December 31, 2014, the UPB of the non-Agency MSRs for which the fair value election was made was $195.3 billion.

(2)
On March 31, 2015, we closed on the sale of Agency MSRs on a portfolio consisting of 76,000 performing loans owned by Freddie Mac with a total UPB of $9.1 billion. We completed the transfer of the loan servicing on April 16, 2015.

(3)
We established a $17.8 million valuation allowance related to impairment on our government-insured MSRs, as the fair value for this stratum was less than its carrying value. This impairment was primarily due to the FHA reducing the mortgage insurance premium rate by 50 basis points during the quarter, which created a significantly lower interest rate for existing FHA borrowers and in turn, generated higher projected prepayment speed and shorter asset life inputs used to value these MSRs. The impairment charge is recognized in Servicing and origination expense in the unaudited Consolidated Statements of Operations.

Mortgage Servicing Rights—Fair Value Measurement Method
This portfolio comprises servicing rights for which we elected the fair value option and includes Agency residential mortgage loans for which we previously hedged the related market risks and a new class of non-Agency residential mortgage loans for which we elected fair value as of January 1, 2015.
The following table summarizes the activity related to fair value servicing assets for the three months ended March 31:

	2015			2014
	Agency	Non-Agency	Total
Beginning balance	$93,901	$—	$93,901	$116,029
Fair value election - transfer from MSRs carried at amortized cost	—	787,142	787,142	—
Cumulative effect of fair value election	—	52,015	52,015
Sales	—	(947)	(947)	—
Servicing transfers and adjustments	—	(1,139)	(1,139)	—
Changes in fair value (1):
Changes in valuation inputs or other assumptions	(6,110)	—	(6,110)	(3,155)
Realization of expected future cash flows and other changes	(3,276)	(23,789)	(27,065)	(2,048)
Ending balance	$84,515	$813,282	$897,797	$110,826

(1)	Changes in fair value are recognized in Servicing and origination expense in the unaudited Consolidated Statements of Operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates (as prepayments increase) and increase in periods of rising interest rates (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of March 31, 2015 given hypothetical instantaneous parallel shifts in the yield curve:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(40,557)	$(101,371)
Discount rate (option-adjusted spread)	$(22,770)	$(44,842)

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

	Residential	Commercial	Total
UPB at March 31, 2015
Servicing (1)	$337,125,187	$—	$337,125,187
Subservicing	45,088,815	161,887	45,250,702
	$382,214,002	$161,887	$382,375,889
UPB at December 31, 2014
Servicing (1)	$361,288,281	$—	$361,288,281
Subservicing	37,439,446	149,737	37,589,183
	$398,727,727	$149,737	$398,877,464
UPB at March 31, 2014
Servicing (1)	$391,701,237	$—	$391,701,237
Subservicing	57,869,359	318,507	58,187,866
	$449,570,596	$318,507	$449,889,103

(1)
Includes primary servicing UPB of $156.3 billion, $160.8 billion and $170.8 billion at March 31, 2015, December 31, 2014 and March 31, 2014, respectively, for which the Rights to MSRs have been sold to HLSS.

Residential assets serviced includes foreclosed real estate. Residential assets serviced also includes small-balance commercial assets with a UPB of $2.1 billion, $2.3 billion and $2.5 billion at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Commercial assets consist of large-balance foreclosed real estate.
A significant portion of the servicing agreements for our non-Agency servicing portfolio contain provisions where we could be terminated as servicer without compensation upon the failure of the serviced loans to meet certain portfolio delinquency or cumulative loss thresholds or in the event we fail to maintain required servicer ratings, among other provisions. As a result of the economic downturn of recent years, the portfolio delinquency and/or cumulative loss threshold provisions have been breached by many private-label securitizations in our non-Agency servicing portfolio. Terminations as servicer as a result of a breach of any of these provisions have been minimal. In the event we are terminated as servicer and the Rights to MSRs were sold to HLSS, now owned by NRZ, we are obligated to compensate NRZ. As a result of the transfer of servicing to another party during the three months ended March 31, 2015 related to Rights to MSRs sold to HLSS, we were required to reimburse HLSS $2.2 million for a percentage of the purchase price for the related Rights to MSRs in accordance with our agreements.
Servicing Revenue
The following table presents the components of servicing and subservicing fees for the three months ended March 31:

	2015	2014
Loan servicing and subservicing fees:
Servicing	$320,085	$351,823
Subservicing	30,457	33,725
	350,542	385,548
Home Affordable Modification Program (HAMP) fees	35,176	36,699
Late charges	24,122	36,835
Loan collection fees	9,563	8,294
Custodial accounts (float earnings)	1,896	1,721
Other	25,242	21,362
	$446,541	$490,459
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers, are held in escrow by an unaffiliated bank and are excluded from our balance sheet) amounted to $4.0 billion and $3.5 billion at March 31, 2015 and March 31, 2014, respectively.

Note 9 – Receivables
Receivables consisted of the following at the dates indicated:

	March 31, 2015	December 31, 2014
Servicing:
Government-insured loan claims (1)	$64,637	$52,955
Due from custodial accounts	45,355	11,627
Reimbursable expenses	29,160	32,387
Other servicing receivables	93,138	29,516
	232,290	126,485
Income taxes receivable	63,948	68,322
Due from related parties	15,846	58,892
Other receivables (2)	14,758	43,690
	326,842	297,389
Allowance for losses (1)	(27,006)	(26,793)
	$299,836	$270,596

(1)
The total allowance for losses at March 31, 2015 and December 31, 2014 includes $27.0 million and $26.8 million, respectively, related to receivables of our Servicing business. Allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) at March 31, 2015 and December 31, 2014 were $11.8 million and $10.0 million, respectively.

(2)
The balance at December 31, 2014 includes $28.8 million related to losses to be indemnified under the terms of the Homeward merger agreement. On March 19, 2015, we reached an agreement with the former owner of Homeward for the final settlement of all indemnification claims under the merger agreement and received $38.1 million in cash.

Note 10 – Other Assets
Other assets consisted of the following at the dates indicated:

	March 31, 2015	December 31, 2014
Contingent loan repurchase asset (1)	$283,900	$274,265
Debt service accounts (2)	86,437	91,974
Prepaid lender fees and debt issuance costs, net	41,025	31,337
Real estate	23,145	16,720
Prepaid expenses	15,782	17,957
Prepaid income taxes	15,274	16,450
Derivatives, at fair value	9,545	6,065
Mortgage backed securities	7,701	7,335
Other	17,850	28,708
	$500,659	$490,811

(1)
In connection with the Ginnie Mae EBO Transactions, our agreements provide either that: (a) we have the right, but not the obligation, to repurchase previously transferred mortgage loans under certain conditions, including the mortgage loans becoming eligible for pooling under a program sponsored by Ginnie Mae or (b) we have the obligation to repurchase previously transferred mortgage loans that have been subject to a successful trial modification before any permanent modification is made. Once these conditions are met, we have effectively regained control over the mortgage loan(s), and under GAAP, must re-recognize the loan on our consolidated balance sheets and establish a corresponding repurchase liability. With respect to those loans that we have the right, but not the obligation, to repurchase under the applicable agreement, this requirement applies regardless of whether we have any intention to repurchase the loan. We re-recognized mortgage loans in Other assets and the corresponding liability in Other liabilities.

(2)
Under our advance funding financing facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balances also include amounts that have been set aside from the proceeds of our match funded advance facilities and certain of our warehouse facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. The funds related to match funded facilities are held in interest earning accounts in the name of the SPE created in connection with the facility.
Note 11 – Borrowings
Match Funded Liabilities
Match funded liabilities are comprised of the following at the dates indicated:

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	March 31, 2015	December 31, 2014
Advance Receivable Backed Notes Series 2012-ADV1 (3)	1ML (3) + 175 bps	Jun. 2017	Jun. 2015	$51,658	$348,342	$373,080
Advance Receivable Backed Note (4)	1ML + 300 bps	Dec. 2015	Dec. 2014	—	—	494
Advance Receivables Backed Notes, Series 2013-VF2, Class A	1ML + 167 bps (5)	Oct. 2045	Oct. 2015	68,214	495,786	519,634
Advance Receivables Backed Notes, Series 2013-VF2, Class B	1ML + 300 bps (6)	Oct. 2045	Oct. 2015	4,584	31,416	32,919
Advance Receivables Backed Notes - Series 2014-VF3, Class A	1ML + 175 bps (7)	Oct. 2045	Oct. 2015	72,799	527,201	552,553
Advance Receivables Backed Notes - Series 2014-VF4	1ML + 175 bps (8)	Oct. 2045	Oct. 2015	72,799	527,201	552,553
Advance Receivables Backed Notes, Series 2014-VF1, Class A (9)	Cost of Funds + 275 bps	Dec. 2045	Dec. 2015	54,270	25,673	21,192
Advance Receivables Backed Notes, Series 2014-VF1, Class B (9)	Cost of Funds + 325 bps	Dec. 2045	Dec. 2015	—	16,289	13,598
Advance Receivables Backed Notes, Series 2014-VF1, Class C (9)	Cost of Funds + 375 bps	Dec. 2045	Dec. 2015	—	12,220	10,224
Advance Receivables Backed Notes, Series 2014-VF1, Class D (9)	Cost of Funds + 470 bps	Dec. 2045	Dec. 2015	—	16,548	14,000
				$324,324	$2,000,676	$2,090,247

Weighted average interest rate					1.99%	1.97%

(1)
The amortization date of our advance financing facilities is the date on which the revolving period ends under each advance financing facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. In two advance facilities, there are multiple notes outstanding. For each note, after the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.

(2)
Borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At March 31, 2015, none of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged

(3)	1-Month LIBOR (1ML) was 0.18% and 0.17% at March 31, 2015 and December 31, 2014, respectively.

(4)	We voluntarily terminated this facility on January 15, 2015.

(5)	The interest margin on this note is scheduled to increase to 191 bps on July 15, 2015, to 215 bps on August 15, 2015 and to 239 bps on September 15, 2015.

(6)	The interest margin on this note is scheduled to increase to 343 bps on July 15, 2015, to 386 bps on August 15, 2015 and to 429 bps on September 15, 2015.

(7)	The interest margin on this note is scheduled to increase to 200 bps on July 15, 2015, to 225 bps on August 15, 2015 and to 250 bps on September 15, 2015.

(8)	The interest margin on this note is scheduled to increase to 200 bps on July 15, 2015, to 212 bps on August 15, 2015 and to 250 bps on September 15, 2015.

(9)	Beginning April 23, 2015, the maximum borrowing under this facility will decrease by $6.3 million per month until it is reduced to $75.0 million.
Financing Liabilities
Financing liabilities are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	March 31, 2015	December 31, 2014
Servicing:
Financing liability – MSRs pledged	MSRs	(1)	(1)	$594,495	$614,441
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (2)	MSRs	(2)	Feb. 2028	107,408	111,459
Financing Liability – Advances Pledged (3)	Advances on loans	(3)	(3)	84,307	88,489
				786,210	814,389

Lending:
HMBS-related borrowings (4)	Loans held for investment (LHFI)	1ML + 245 bps	(4)	1,702,397	1,444,252

				$2,488,607	$2,258,641

(1)
This financing liability arose in connection with the HLSS Transaction financing liabilities and has no contractual maturity. The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows underlying the related MSRs.

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

(3)	Certain sales of advances in 2014 did not qualify for sales accounting treatment and were accounted for as a financing.

(4)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.
Other Secured Borrowings
Other secured borrowings are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	Available Borrowing Capacity	March 31, 2015	December 31, 2014
Servicing:
SSTL (1)	(1)	1-Month Euro-dollar rate + 375 bps with a Eurodollar floor of 125 bps (1)	Feb. 2018	$—	$1,200,174	$1,277,250
Repurchase agreement (2)	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Jun. 2015	15,747	34,253	32,018
				15,747	1,234,427	1,309,268

Borrowings	Collateral	Interest Rate	Maturity	Available Borrowing Capacity	March 31, 2015	December 31, 2014

Lending:
Master repurchase agreement (3)	LHFS	1ML + 175 bps	Jun. 2015	—	192,222	208,010
Participation agreement (4)	LHFS	N/A	Apr. 2016	—	13,548	41,646
Participation agreement (5)	LHFS	N/A	Apr. 2016	—	38,717	196
Master repurchase agreement (6)	LHFS	1ML + 175 - 275 bps	Jul. 2015	19,508	55,492	102,073
Master repurchase agreement (7)	LHFI	1ML + 275bps	Jul. 2015	—	39,463	52,678
Mortgage warehouse agreement (8)	LHFI	1ML + 275 bps; floor of 350 bps	May 2015	—	33,513	23,851
				19,508	372,955	428,454

				35,255	1,607,382	1,737,722
Discount (1)				—	(3,675)	(4,031)
				$35,255	$1,603,707	$1,733,691

Weighted average interest rate					4.37%	4.33%

(1)	On March 2, 2015, we entered into an amendment to the SSTL facility agreement. Among other things, the amendment:

•
eliminates the dollar cap on the general asset sale basket and requires Ocwen to use 75% of the net cash proceeds from permitted asset sales under such general asset basket to prepay the loans under the SSTL and, subject to certain conditions, permits Ocwen to use up to 25% of such net cash proceeds to reinvest in assets used in the business of OLS and its subsidiaries within 120 days of receipt thereof (subject to an extension of up to 90 days if a binding agreement is entered into within such 120 days); and

•	increases the quarterly covenant levels of the corporate leverage ratio to 3.5-to-1 for the fiscal quarter ended March 31, 2015 and thereafter.

(2)	Under this repurchase agreement, the lender provides financing on a committed basis for $50.0 million and, at the discretion of the lender, on an uncommitted basis for an additional $50.0 million.

(3)	Under this repurchase agreement, the lender provides financing on a committed basis for $150.0 million and, at the discretion of the lender, on an uncommitted basis for an additional $150.0 million.

(4)
Under this participation agreement, the lender provides financing on an uncommitted basis for $50.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. On April 16, 2015, the maximum borrowing capacity was increased to $100.0 million.

(5)
Under this participation agreement, the lender provides financing on an uncommitted basis for $150.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement.

(6)
Under this repurchase agreement, the lender provides financing on a committed basis for $75.0 million and, at the discretion of the lender, on an uncommitted basis for an additional $75.0 million. On April 16, 2015, this facility was terminated.

(7)	On April 16, 2015, the maximum borrowing capacity under this agreement was reduced to $37.5 million all of which is on a committed basis.

(8)	Borrowing capacity of $60.0 million under this facility is available on an uncommitted basis at the discretion of the lender.
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
Ocwen entered into a Registration Rights Agreement under which it agreed for the benefit of the initial purchasers of the Senior Unsecured Notes to use commercially reasonable efforts to file a registration statement and to have the registration statement become effective on or prior to 270 days after the closing of the offering. Because the exchange offer was not completed on or before 270 days after the closing of the offering, additional interest accrues on the principal amount of the notes at a rate of 0.25% per annum (which rate will be increased by an additional 0.25% per annum for each subsequent 90-day period that such additional interest continues to accrue to a maximum of 1.0% per annum) until the exchange offer is completed or the shelf registration statement, if required, is declared effective.
In connection with our issuance of the Senior Unsecured Notes, we incurred certain costs that we capitalized and are amortizing over the period from the date of issuance to May 15, 2019. The unamortized balance of these issuance costs was $5.5 million at March 31, 2015.
Covenants
Under the terms of our debt agreements, we are subject to various qualitative and quantitative covenants. Collectively, these covenants include:

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

Financial covenants in our debt agreements require that we maintain, among other things:

•	a specified interest coverage ratio, which is defined under our SSTL as the ratio of trailing four quarter adjusted EBITDA to trailing four quarter interest expense (each as defined therein);

•	a specified corporate leverage ratio, which is defined under our SSTL as consolidated debt to trailing four quarter adjusted EBITDA (each as defined therein);

•	a specified consolidated total debt to consolidated tangible net worth ratio;

•	a specified loan to value ratio, as defined under our SSTL; and

•	specified levels of consolidated tangible net worth, liquidity and at the OLS level, net operating income.
As of March 31, 2015, the most restrictive consolidated tangible net worth requirement was $630.0 million plus 65% of quarterly net income, without adjustment for quarterly net losses, beginning with the three months ended December 31, 2012. The required consolidated tangible net worth in connection with this agreement was $979.4 million at March 31, 2015.
As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, noncompliance with our covenants, nonpayment of principal or interest, material misrepresentations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and changes of control. Covenants and defaults of this type are commonly found in debt agreements such as ours. Certain of these covenants and defaults are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations and other legal remedies. Our lenders can waive their contractual rights in the event of a default.
Under one of its advance financing agreements, OLS must maintain certain minimum servicer ratings assigned by Moody’s, S&P and Fitch Ratings. If any of these rating agencies withdraws its rating or if the assigned ratings fall below the minimum ratings established in the lending agreement, an early amortization event occurs under the lending agreement if the lender’s agent notifies the indenture trustee that an early amortization event shall occur. As a result of downgrades in our servicer ratings, the lender has the right to deliver such notice at any time. The lender has agreed not to deliver such a notice to the indenture trustee subject to ongoing monthly review. If an early amortization event occurs and is not waived by the lender, no new advances can be funded under the facility, all collections on advances funded through the facility must be used to pay interest and principal on currently outstanding borrowings under the facility, and additionally, the interest rate margin on 1-month LIBOR would increase. At March 31, 2015, we had $348.3 million of borrowings outstanding under this facility out of a maximum borrowing capacity of $400.0 million. The scheduled date to begin amortization of this facility is June 2015. As described in Note 1A — Business Environment and Other Uncertainties, we have entered into a commitment letter providing for replacement financing should the existing lender under this facility seek not to renew or extend the revolving period upon its completion in June 2015. Our lender’s obligation to fund under this commitment letter is subject to conditions precedent, some of which are outside our control.
We believe that we are in compliance with all of the qualitative and quantitative covenants in our debt agreements as of the date of these financial statements.
Note 12 – Other Liabilities
Other liabilities were comprised of the following at the dates indicated:

	March 31, 2015	December 31, 2014
Contingent loan repurchase liability (1)	$283,900	$274,265
Accrued expenses	135,482	142,592
Liability for indemnification obligations	119,182	132,918
Due to related parties	114,980	55,585
Payable to loan servicing and subservicing investors	35,246	67,722
Liability for selected tax items	29,161	28,436
Checks held for escheat	16,420	18,513
Other	87,873	73,503
	$822,244	$793,534

(1)
In connection with the Ginnie Mae EBO Transactions, we have re-recognized certain loans on our consolidated balance sheets and establish a corresponding repurchase liability regardless of our intention to repurchase the loan.

Note 13 – Derivative Financial Instruments and Hedging Activities
Because many of our current derivative agreements are not exchange-traded, we are exposed to credit loss in the event of nonperformance by the counterparty to the agreements. We control this risk through credit monitoring procedures including financial analysis, dollar limits and other monitoring procedures. The notional amount of our contracts does not represent our exposure to credit loss.
The following table summarizes the changes in the notional balances of our holdings of derivatives during the three months ended March 31, 2015:

	IRLCs	Forward MBS Trades	Interest Rate Caps	Interest Rate Swaps
Beginning notional balance	$239,406	$703,725	$1,729,000	$—
Additions	1,288,957	2,481,134		450,000
Amortization		69,773	(102,000)	—
Maturities	(964,465)	(1,121,701)		—
Terminations	(144,390)	(1,349,218)		(450,000)
Ending notional balance	$419,508	$783,713	$1,627,000	$—

Fair value of derivative assets (liabilities) at:
March 31, 2015	$9,516	$(5,249)	$203	$—
December 31, 2014	$6,065	$(2,854)	$567	$—

Maturity	Apr. 2015 - Jun. 2015	May 2015 - June 2015	Nov. 2016 - Oct. 2017	N/A

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
The following summarizes our open derivative positions at March 31, 2015 and the gains (losses) on all derivatives used in each of the identified hedging programs for the year to date period then ended. None of the derivatives was designated as a hedge for accounting purposes at March 31, 2015:

Purpose	Expiration Date	Notional Amount	Fair Value (1)	Gains / (Losses)	Consolidated Statements of Operations Caption
Hedge the effect of changes in interest rates on interest expense on borrowings
Interest rate caps
Hedge the effect of changes in 1ML on advance funding facilities	Nov. 2016 - Oct. 2017	$1,627,000	$203	$(364)	Other, net
Interest rate risk of mortgage loans held for sale and of IRLCs
Forward MBS trades	May 2015 - June 2015	783,713	(5,249)	(427)	Gain on loans held for sale, net
IRLCs	April 2015 - June 2015	419,508	9,516	(2,233)	Gain on loans held for sale, net
Total derivatives			$4,470	$(3,024)

(1)	Derivatives are reported at fair value in Receivables, Other assets or in Other liabilities on our unaudited Consolidated Balance Sheets.

Included in AOCL at March 31, 2015 and 2014, respectively, were $8.3 million and $10.0 million of deferred unrealized losses, before taxes of $0.5 million and $0.6 million, respectively, on interest rate swaps that we designated as cash flow hedges. Changes in AOCL during the three months ended March 31 were as follows:

	2015	2014
Beginning balance	$8,413	$10,151

Losses on terminated hedging relationships amortized to earnings	(443)	(779)
Decrease in deferred taxes on accumulated losses on cash flow hedges	25	171
Decrease in accumulated losses on cash flow hedges, net of taxes	(418)	(608)

Other, net of taxes	—	(1)
Ending balance	$7,995	$9,542
As of March 31, 2015, amortization of accumulated losses on cash flow hedges from AOCL to Other income (expense), net is projected to be $1.9 million during the next twelve months. To the extent we sell the MSRs to which the accumulated losses on cash flow hedges applied, a proportionate amount of the remaining unamortized accumulated losses associated with the MSRs sold will be recognized in earnings at that time.
Other income (expense), net, includes the following related to derivative financial instruments for the three months ended March 31:

	2015	2014
Losses on economic hedges	$(710)	$(141)
Write-off of losses in AOCL for a discontinued hedge relationship	(443)	(779)
	$(1,153)	$(920)
Note 14 – Interest Expense
The following table presents the components of interest expense for the three months ended March 31:

	2015	2014
Financing liabilities (1) (2)	$73,824	$100,230
Other secured borrowings	22,916	21,284
Match funded liabilities	14,280	16,318
6.625% Senior unsecured notes	6,129	—
Other	2,247	2,041
	$119,396	$139,873

(1)	Includes interest expense related to financing liabilities recorded in connection with the HLSS Transactions as indicated in the table below.

	2015	2014
Servicing fees collected on behalf of HLSS	$180,297	$189,157
Less: Subservicing fee retained by Ocwen	91,214	90,161
Net servicing fees remitted to HLSS	89,083	98,996
Less: Reduction in financing liability	17,723	—
Interest expense on HLSS financing liability	$71,360	$98,996

(2)	Interest expense that we expect to be paid on the HMBS-related borrowings is included with net fair value gains in Other revenues.
Note 15 – Basic and Diluted Earnings per Share
Basic earnings per share excludes common stock equivalents and is calculated by dividing net income attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted earnings per share by dividing net income attributable to Ocwen, as adjusted to add back any preferred stock dividends, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and preferred stock. The following is a reconciliation of the calculation of basic earnings per share to diluted earnings per share for the three months ended March 31:

	2015	2014
Basic earnings per share:
Net income attributable to Ocwen common stockholders	$34,355	$59,504

Weighted average shares of common stock	125,272,228	135,227,067

Basic earnings per share	$0.27	$0.44

Diluted earnings per share:
Net income attributable to Ocwen common stockholders	$34,355	$59,504
Preferred stock dividends (1)	—	997
Adjusted net income attributable to Ocwen	$34,355	$60,501

Weighted average shares of common stock	125,272,228	135,227,067
Effect of dilutive elements:
Preferred stock (1)	—	1,950,298
Stock options	1,725,280	3,908,333
Common stock awards	2,154	3,757
Dilutive weighted average shares of common stock	126,999,662	141,089,455

Diluted earnings per share	$0.27	$0.43

Stock options and common stock awards excluded from the computation of diluted earnings per share:
Anti-dilutive (2)	2,010,902	—
Market-based (3)	851,263	547,500

(1)
Prior to the conversion of our remaining preferred stock into common stock in July 2014, we computed the effect on diluted earnings per share using the if-converted method. For purposes of computing diluted earnings per share, we assume the conversion of the preferred stock into shares of common stock unless the effect is anti-dilutive.

(2)	These options were anti-dilutive because their exercise price was greater than the average market price of our stock.

(3)	Shares that are issuable upon the achievement of certain performance criteria related to Ocwen’s stock price and an annualized rate of return to investors.
Note 16 – Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. A brief description of our current business segments is as follows:
Servicing. This segment is primarily comprised of our core residential servicing business. We provide residential and commercial mortgage loan servicing, special servicing and asset management services. We earn fees for providing these services to owners of the mortgage loans and foreclosed real estate. In most cases, we provide these services either because we purchased the MSRs from the owner of the mortgage, retained the MSRs on the sale of residential mortgage loans or because we entered into a subservicing or special servicing agreement with the entity that owns the MSR. Our residential servicing portfolio includes conventional, government insured and non-Agency loans. Non-Agency loans include subprime loans, which represent residential loans that generally did not qualify under GSE guidelines or have subsequently become delinquent.
Lending. The Lending segment is focused on originating and purchasing conventional and government insured residential forward and reverse mortgage loans mainly through our correspondent lending arrangements, broker relationships and directly with mortgage customers. The loans are typically sold shortly after origination into a liquid market on a servicing retained basis.
Corporate Items and Other. Corporate Items and Other includes revenues and expenses that are not directly related to other reportable segments, business activities that are individually insignificant, interest income on short-term investments of cash, interest expense on corporate debt and certain corporate expenses. Business activities not currently considered to be of continuing significance include residential subprime non-Agency loans held for sale (at lower of cost or fair value), investments in residential mortgage-backed securities, investments in unconsolidated entities and affordable housing investment activities.
We allocate interest income and expense to each business segment for funds raised or for funding of investments made, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. We also allocate expenses generated by corporate support services to each business segment.
Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
Three months ended March 31, 2015
Revenue (1)	$471,125	$37,746	$1,608	$(35)	$510,444

Expenses (1) (2)	337,911	23,785	16,697	(35)	378,358

Other income (expense):
Interest income	1,371	3,596	608	—	5,575
Interest expense	(110,629)	(2,639)	(6,128)	—	(119,396)
Other (1)	22,766	1,065	733	—	24,564
Other income (expense), net	(86,492)	2,022	(4,787)	—	(89,257)

Income (loss) before income taxes	$46,722	$15,983	$(19,876)	$—	$42,829

Three months ended March 31, 2014
Revenue (1)	$520,823	$28,767	$1,711	$(40)	$551,261

Expenses (1) (2)	307,933	31,464	9,837	(40)	349,194

Other income (expense):
Interest income	439	4,009	879	—	5,327
Interest expense	(136,386)	(3,451)	(36)	—	(139,873)
Other (1)	(320)	2,718	1,784	—	4,182
Other income (expense), net	(136,267)	3,276	2,627	—	(130,364)

Income (loss) before income taxes	$76,623	$579	$(5,499)	$—	$71,703

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
March 31, 2015	$5,733,630	$2,165,742	$487,402	$—	$8,386,774

December 31, 2014	$5,881,862	$1,963,729	$421,687	$—	$8,267,278

March 31, 2014	$6,333,097	$1,326,114	$527,140	$—	$8,186,351

(1)	Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered.

(2)	Depreciation and amortization expense are as follows:

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
For the three months ended March 31, 2015
Depreciation expense	$529	$104	$3,711	$4,344
Amortization of mortgage servicing rights	38,405	89	—	38,494
Amortization of debt discount	356	—	—	356
Amortization of debt issuance costs	3,423	—	332	3,755

For the three months ended March 31, 2014
Depreciation expense	$2,820	$105	$2,615	$5,540
Amortization of mortgage servicing rights	61,779	115	200	62,094
Amortization of debt discount	330	—	—	330
Amortization of debt issuance costs	1,087	—	—	1,087
Note 17 – Related Party Transactions
Relationship with Former Executive Chairman of the Board of Directors
Ocwen’s former Executive Chairman, William C. Erbey, also formerly served as chairman of the boards of Altisource, HLSS, Altisource Residential Corporation (Residential) and Altisource Asset Management Corporation (AAMC). As a result, he had obligations to Ocwen as well as to Altisource, HLSS, Residential and AAMC. Effective January 16, 2015, Mr. Erbey resigned as an officer and director of Ocwen. Effective on that same date, Mr. Erbey also resigned from the boards of Altisource, HLSS, Altisource Residential and AAMC.
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
Relationship with Altisource
Ocwen and OMS are parties to a Services Agreement, a Technology Products Services Agreement, an Intellectual Property Agreement and a Data Center and Disaster Recovery Services Agreement with Altisource. Under the Services Agreements, Altisource provides various business process outsourcing services, such as valuation services and property preservation and inspection services, among other things. Altisource provides certain technology products and support services under the Technology Products Services Agreements and the Data Center and Disaster Recovery Services Agreements. These agreements expire August 31, 2025. Ocwen and Altisource have also entered into a master services agreement pursuant to which Altisource provides certain loan origination services to Homeward and Liberty, and a general referral fee agreement pursuant to which Ocwen receives referral fees which are paid out the commission that would otherwise be paid to Altisource as the selling broker in connection with real estate sales services provided by Altisource. A Data Access and Services Agreement under which we agreed to make available to Altisource certain data from Ocwen’s servicing portfolio in exchange for a per asset fee was terminated on March 31, 2015.
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
We have also entered into Support Services Agreements with Altisource setting forth certain services that Altisource and Ocwen may provide to each other in such areas as human resources, corporate services, Six Sigma, quality assurance, quantitative analytics, treasury, accounting, tax matters and strategic planning. These Support Services Agreements run through October 2017 and September 2018, respectively, with automatic one-year renewals thereafter. Beginning April 1, 2015, the only services that will regularly be provided under these Support Services Agreements are corporate services such as facilities management and mailroom support services and vendor procurement for information technology and facilities.
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
Prior to the sale of substantially all of its assets to NRZ, pursuant to our agreements with HLSS, HLSS had assumed the obligation to fund new servicing advances with respect to the Rights to MSRs. We were dependent upon HLSS for financing of the servicing advance obligations for MSRs where we were the servicer. HLSS, in turn, was dependent upon its advance financing facilities in order to fund a substantial portion of the servicing advances that it was contractually obligated to make pursuant to our agreements with HLSS. As of March 31, 2015, we were the servicer on Rights to MSRs pertaining to approximately $156.3 billion in UPB and the associated outstanding servicing advances as of such date were approximately $5.8 billion.
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
The supplements pertaining to NRZ’s variable funding notes under this advance financing facility have been amended to extend the revolving periods and increase the aggregate commitments thereunder and to clarify, among other things, that the variable noteholders will not consider a violation of law or relevant servicing agreements to constitute an event of default with respect to those notes unless they result in a material adverse effect on the collectability, timing of collection or value of the advance receivables. The amendments also provide that the variable noteholders will not consider the allegations made by the purported owner of the notes to constitute a violation of funding conditions, and have agreed to continue to fund draws on the facility including, if necessary, to refinance the outstanding term notes under the facility. In addition, if the outstanding term notes are refinanced the variable noteholders have agreed that they shall not consider the allegations made by the purported owner of the notes to constitute an event of default.
Ocwen and HLSS were parties to a Professional Services Agreement under which they provided each other certain professional services including valuation analysis of potential MSR acquisitions, treasury management services and other similar services, licensing and regulatory compliance support services and risk management services. No services are currently provided under this agreement.
On March 3, 2014, in the first Ginnie Mae EBO Transaction, Ocwen sold Ginnie Mae EBO Loans and transferred the related servicing advances to HLSS Mortgage for $612.3 million. On May 2, 2014, in connection with the second Ginnie Mae EBO Transaction, we transferred $20.2 million of advances to HLSS SEZ LP. At March 31, 2015, Ocwen serviced EBO Loans with a UPB of approximately $425.7 million for HLSS.
Relationship with Residential
On December 21, 2012, we entered into a 15-year servicing agreement with Altisource Residential, L.P., the operating partnership of Residential, pursuant to which Ocwen will service residential mortgage loans acquired by Residential and provide loan modification, assisted deed-in-lieu, assisted deed-for-lease and other loss mitigation programs. At March 31, 2015, we serviced loans with a UPB of approximately $3.2 billion under this agreement.
Relationship with AAMC
On December 31, 2013, we entered into a support services agreement with AAMC pursuant to which we will provide business development, analytical and consulting and administrative services to AAMC. The support services agreement may be terminated by either party with a month’s prior notice.
As a result of Mr. Erbey’s position as our Executive Chairman and as chairman of each of Altisource, HLSS, Residential and AAMC during the first sixteen days of the first quarter of 2015, combined with his share ownership during that period, we have reported transactions with these companies during the first quarter of 2015 as related party transactions. Following his retirement, effective as of January 16, 2015, Mr. Erbey has no directorial, management, oversight, consulting or any other role at Ocwen and we are expressly prohibited from providing any non-public information about Ocwen to Mr. Erbey pursuant to our settlement with the NY DFS.

The following table summarizes revenues and expenses related to our agreements with Altisource, HLSS (prior to the sale of its assets to NRZ), AAMC and Residential (and, as applicable, their subsidiaries) for the three months ended March 31 and net amounts receivable or payable at the dates indicated.

	2015	2014
Revenues and Expenses:
Altisource:
Revenues	$13,404	$8,499
Expenses	29,026	17,364
HLSS:
Revenues	$166	$165
Expenses	34	462
AAMC
Revenues	$84	$384
Residential
Revenues	$2,508	$2,148

	March 31, 2015	December 31, 2014
Net Receivable (Payable)
Altisource	$(9,501)	$(4,909)
HLSS	(89,678)	7,884
AAMC	46	232
Residential	—	100
	$(99,133)	$3,307
Note 18 – Regulatory Requirements
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the Consumer Financial Protection Bureau (CFPB), HUD, the SEC and various state agencies that license, audit and conduct examinations of our mortgage servicing, origination and collection activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing monitoring or reporting. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to the policies, procedures and practices of our mortgage servicing, origination and collection activities. The GSEs and their conservator, the Federal Housing Finance Authority (FHFA), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
As a result of the current regulatory environment, we have faced and expect to continue to face increased regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of the changing environment in which we operate. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to any of the following (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) inability to raise capital or (vii) inability to execute on our business strategy.
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
Our OLS, Homeward and Liberty subsidiaries are licensed to originate and/or service forward and reverse mortgage loans in the jurisdictions in which they operate. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which in some cases include the requirement to provide audited financial statements as well as other financial and non-financial requirements. Our licensed entities are also subject to minimum net worth requirements in connection with these licenses. These minimum net worth requirements are unique to each state and type of license. Failure to meet these minimum capital requirements or to satisfy any of the other requirements to which our licensed subsidiaries are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or ultimately a revocation of a license, any of which could have an adverse impact on our results of operations and financial condition. The most restrictive of these requirements is based on the outstanding UPB of our owned and subserviced portfolio and was $789.6 million at March 31, 2015. We believe our licensed subsidiaries are currently in compliance with all of their capital requirements.
OLS, Homeward and Liberty are also parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at March 31, 2015. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on our business.
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
There are a number of foreign laws and regulations that are applicable to our operations in India and the Philippines, including acts that govern licensing, employment, safety, taxes, insurance and the laws and regulations that govern the creation, continuation and the winding up of companies as well as the relationships between shareholders, our corporate entities, the public and the government in these countries. Non-compliance with the laws and regulations of India or the Philippines could result in (i) restrictions on our operations in these counties, (ii) fines, penalties or sanctions or (iii) reputational damage.
Note 19 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $685.0 million at March 31, 2015. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $412.2 million and $12.8 million in connection with our forward and reverse interest rate lock commitments outstanding at March 31, 2015.
Note 20 – Contingencies
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
These proceedings are generally based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including wrongful foreclosure and eviction actions, allegations of wrongdoing in connection with lender-placed insurance arrangements, claims relating to our pre-foreclosure property preservation activities and claims related to our payment and other processing operations. In some of these proceedings, claims for substantial monetary damages are asserted against us. To address the claims in the small number of proceedings brought derivatively by purported shareholders, the independent directors of the Board have established a Special Litigation Committee to investigate the shareholders’ allegations. In our opinion, the resolution of the vast majority of these proceedings will not have a material effect on our financial condition, results of operations or cash flows.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our losses can be reasonably estimated, we record an accrual for the losses. Excluding expenses of internal or external legal counsel, we have accrued $16.0 million as of March 31, 2015 for losses relating to threatened and pending litigation pertaining to our mortgage servicing practices that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation pertaining to our mortgage servicing practices that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at March 31, 2015.
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
Regulatory
We are subject to a number of ongoing federal and state regulatory examinations, inquiries, requests for information and other actions.
New York Department of Financial Services
Effective December 19, 2014, Ocwen reached a settlement with the NY DFS related to these matters and entered into a consent order (the NY Consent Order) with the NY DFS to reflect such settlement. The settlement included monetary and non-monetary provisions including the payment of a civil monetary penalty of $100.0 million and restitution in the amount of $50.0 million to certain New York borrowers. Non-monetary provisions include: the appointment of an independent Operations Monitor who will among other responsibilities, review and assess the adequacy and effectiveness of our operations, including providing periodic reporting on findings and progress, and review transactions with ASPS, HLSS, AAMC and RESI (NYDFS Related Companies); the appointment of two additional independent directors to the Board of Directors; the resignation of William C. Erbey as an officer and director, as of January 16, 2015, as well as from the boards of the NYDFS Related Companies; and restrictions on the ability and/or timing of any future MSR acquisitions which effectively prohibit any such future acquisitions until we have satisfied certain specified conditions.
National Mortgage Settlement
In February 2014, the Ocwen National Mortgage Settlement involving the CFPB and various state attorneys general and other state agencies that regulate the mortgage servicing industry (NMS Regulators) was memorialized by a consent order entered by the United States District Court for the District of Columbia.
We are tested on a quarterly basis on various metrics to ensure compliance with the Ocwen National Mortgage Settlement. These metrics relate to various aspects of our servicing business, and each has a proscribed error threshold. These metrics are tested by a dedicated group of Ocwen employees who do not report to the servicing business and are referred to as the Internal Review Group (IRG). The IRG tests these metrics, and reports their findings to the professional firms employed by the Office of Mortgage Settlement Oversight (OMSO). OMSO has ultimate authority to accept or reject the IRG’s findings, and OMSO reports its findings to the District Court.
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
In addition, the CA DBO will select an independent third-party auditor (the CA Auditor) to assess OLS’ compliance with laws and regulations impacting California borrowers for an initial term of two years, extendable at the discretion of the CA

DBO. OLS will pay all reasonable and necessary costs of the CA Auditor. The CA Auditor will report periodically on its findings and progress and OLS will submit to the CA DBO a written plan to address and implement corrective measures and address any deficiencies identified by the CA Auditor.
General
In addition to the above matters, our mortgage origination and servicing businesses require one or more licenses in the various jurisdictions where properties secured by mortgages are located. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which in some cases include the requirement to provide audited financial statements. The same agencies that issue licenses to us engage in regular supervisory examinations of the licensable activities. As of April 24, 2015, we were aware of 25 pending examinations in 19 states. In addition, we are subject to supervision by the CFPB at the federal level, and it similarly has the authority to conduct regulatory examinations, in addition to its enforcement and investigatory powers. These examinations are part of our ordinary course business activities, and the mere existence of an examination is not typically indicative of anything unusual or material as to that business. In addition, we also receive information requests and other inquiries, both formal and informal in nature, from these agencies as part of their general regulatory oversight of our origination and servicing businesses.
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
Loan Put-Back and Related Contingencies
We have exposure to origination representation, warranty and indemnification obligations because of our lending, sales and securitization activities and our acquisitions to the extent we assume one or more of these obligations and in connection with our servicing practices. At March 31, 2015 and 2014, we had provided or assumed representation and warranty obligations in connection with $77.5 billion and $87.9 billion of UPB, respectively, covering both forward and reverse mortgage loans. At March 31, 2015, we had outstanding representation and warranty repurchase demands of $134.6 million UPB (696 loans). At March 31, 2014, the outstanding UPB of representation and warranty repurchase demands was $138.7 million (701 loans). We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and related indemnification obligations for the three months ended March 31:

	2015	2014
Beginning balance	$132,918	$192,716
Provision for representation and warranty obligations	(3,975)	7,266
New production reserves	228	—
Obligations assumed in connection with MSR and servicing business acquisitions	—	182
Charge-offs and other (1)	(9,989)	(30,929)
Ending balance	$119,182	$169,235

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at March 31, 2015.

Note 21 – Subsequent Events
On April 6, 2015, OLS entered into Amendment No. 2 to Master Servicing Rights Purchase Agreement and Sale Supplements (the Amendment) with HLSS Holdings, LLC (Holdings), HLSS and MSR-EBO Acquisition LLC, a wholly-owned subsidiary of NRZ (Buyer), which Amendment became effective upon the consummation and closing of the purchase by the Buyer, directly and through HLSS Advances Acquisition Corp., of substantially all of the assets of HLSS. The Amendment revised terms of (i) the Master Servicing Rights Purchase Agreement, dated as of October 1, 2012, as amended by Amendment No. 1 to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of December 26, 2012 (as so amended, the MSR Purchase Agreement) and (ii) certain sale supplements to the MSR Purchase Agreement (as heretofore amended, supplemented and modified from time to time, the Sale Supplements and, together with the MSR Purchase Agreement, the Original Agreements). In consideration of OLS’ consent to the assignment by HLSS to the Buyer of all HLSS’ right, title and interest in, to and under the Original Agreements, the Amendment, among other things:

•
extended the term during which OLS is, subject to the provisions of the amended Original Agreements, entitled to be the servicer on loans for which Rights to MSRs have been sold to NRZ (along with the associated economic benefits) for two additional years or until April 30, 2020, whichever is earlier, which would depend on the sale date for the applicable Rights to MSRs (existing terms ranged from February 2018 through October 2019 prior to the Amendment);

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

•	imposed a two-year standstill (until April 6, 2017 and subject to certain conditions) on the rights of NRZ to replace OLS as servicer.
The Amendment also provides that OLS will sell to NRZ, on an exclusive and “as is” basis, all economic beneficial rights to the clean-up call rights OLS is entitled to pursuant to servicing agreements that underlie Rights to MSRs owned by NRZ, for a payment upon exercise of 0.50% of the UPB of all performing mortgage loans (mortgage loans that are current or 30 days or less delinquent) associated with the applicable clean up-call.
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Form 10-Q, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. You should not place undue reliance on any forward-looking statement, and you should consider all uncertainties and risks discussed or referenced in this report, including those under “Forward-Looking Statements” and Item 1A, Risk Factors, as well as those discussed under Part I to our Annual Report on Form 10-K for the year ended December 31, 2014 or in any subsequent SEC filings.
OVERVIEW
Ocwen is a leader in the servicing industry in foreclosure prevention and loss mitigation that helps families stay in their homes and improves financial outcomes for investors. Our leadership in the industry is evidenced by our high cure rate for delinquent loans and above average rate of continuing performance by borrowers whose loans we have modified. Ocwen has completed over 584,000 loan modifications since January 2008. We are also an innovator in the industry, as evidenced by our SAM program, which incorporates principal reductions and lower payments for borrowers while providing a net present value for mortgage loan investors that is superior to that of foreclosure, including the ability to recoup principal reductions if property values increase over time. This program was developed in 2012, and was expanded in 2013 to all states where the program is permitted. Through March 31, 2015, we have completed nearly 51,000 modifications under the SAM program.
Ocwen has been a leader in HAMP modifications since its inception in 2009. Ocwen has completed 20% of all HAMP-sponsored modifications, 45% more than the next highest servicer, according to data published by MHA in December 2014. Ocwen achieved 3-star ratings, the highest score, on all seven compliance categories in the same report.
Our recent regulatory settlements have significantly impacted our ability to grow our servicing portfolio because we have agreed to restrictions in our consent orders with the NY DFS and CA DBO that effectively prohibit future acquisitions of servicing until we have satisfied the respective conditions in those consent orders. Under the NY DFS consent order, we may acquire MSRs upon (a) meeting benchmarks specified by Goldin Associates, our newly appointed Operations Monitor, relating to our boarding process for newly acquired MSRs and our ability to adequately service newly acquired MSRs and our existing loan portfolio, and (b) the NY DFS’s approval, not to be unreasonably withheld. Under the CA DBO consent order, we agreed to cease acquiring any additional MSRs for loans secured in California until the CA DBO is satisfied that OLS can satisfactorily respond to the requests for information and documentation made in the course of a regulatory exam. If we are unable to satisfy these conditions, we will be unable to grow our servicing portfolio through acquisitions.
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
We are actively executing on our strategy to sell certain of our Agency MSRs with the intent of reducing our exposure to interest rate movements, monetizing significant unrealized value and generating significant liquidity. In addition to proceeds received or paid in connection with the Agency MSR sales, we are reimbursed for servicing advances in connection with non-performing loans upon transfer and will no longer be obligated to make servicing advances in connection with these MSRs upon completion of the sale. We expect that reducing the size of our Agency servicing portfolio will help simplify our operations and help improve our margins over time. We have completed or announced sales of $9.1 billion and $84.2 billion UPB, respectively, as of March 31, 2015. Sales that have been announced but not yet closed remain subject, in each case, to necessary approvals and the satisfaction of closing conditions
The UPB of our residential servicing portfolio declined from $398.7 billion as of December 31, 2014 to $382.2 billion as of March 31, 2015 primarily as a result of runoff and transfers.
In addition to our efforts to optimize our servicing business, we continue to invest in our mortgage lending businesses. Ocwen provides forward and reverse mortgages directly, through call-center-based operations, and indirectly, through brokers, correspondents and relationships with lending partners. We believe the reverse mortgage business is a substantially under-developed market relative to its potential, and that it provides a potential source of long-term growth for Ocwen. We are investing in our forward lending business to build competitive advantages around processes and technology, leveraging the analytical foundations of our servicing business and the differentiated technology platform of our reverse mortgage business.
Several factors suggest that the demand for alternative credit products to support homeownership is growing. We believe that a large percentage of American households would be unable to qualify for a new mortgage in the current environment. This compares to a pre-financial crisis estimate that 70% of households could obtain mortgage loan financing in either the prime or non-prime lending market. Expanding access to credit has been solidly supported by community groups with whom we are in close contact. We expect innovative Qualified Mortgage products will be developed to access this underserved market in the future. In most cases, these products will require a flexible servicing platform that can manage the risks associated with non-prime or credit-impaired servicing, an area in which we believe we have strong competitive advantages. Through our Homeward and Liberty lending operations, we purchased or originated 4,724 and 1,823 forward and reverse mortgage loans with a UPB of $920.5 million and $191.8 million, respectively, during the first quarter of 2015.
We will continue to evaluate new adjacent market opportunities that are consistent with our strategic goals where we can capture competitive advantages and achieve attractive returns for our shareholders. These would include sustainable new opportunities that align with long-term macro trends; opportunities that can contribute meaningfully to our long-term growth and return on equity; and, generally, businesses where we feel we can capture and maintain a long-term competitive advantage (i.e., advantage related to our operating efficiencies, our cost of capital or our tax structure). We prefer businesses that can be structured efficiently around repetitive processes where we can utilize our operational expertise and innovation to create best-in-class practices.
On April 6, 2015, we amended our Master Servicing Rights Purchase Agreement and Sale Supplements (the Amendment) with NRZ in consideration of OLS’ consent to the assignment by HLSS to NRZ of all HLSS’ right, title and interest in, to and under the agreements. The Amendment extends and, we believe, strengthens our relationship with NRZ. Most notably, the Amendment extends the term of the agreements by two years or until April 30, 2020, whichever is earlier subject to maintaining or improving our servicer ratings and limits NRZ’s ability to transfer the servicing of any or all of the servicing agreements underlying the Rights to MSRs until April 6, 2017 even if further OLS servicer rating downgrades were to occur. We were also able to secure the future monetization of certain clean-up call rights we own. The Amendment provides that we will sell to NRZ, on an exclusive and “as is” basis, all economic beneficial rights to the clean-up call rights we are entitled to pursuant to servicing agreements that underlie Rights to MSRs owned by NRZ, for a payment upon exercise of 0.50% of the UPB of all performing mortgage loans (mortgage loans that are current or 30 days or less delinquent) associated with the applicable clean up-call.
In the event there is a future downgrade of OLS’ S&P servicer rating below its current rating of "Average," OLS has agreed to compensate NRZ for certain increased costs associated with its servicing advance financing facilities, including increased costs of funding, to the extent such costs are the direct result of such downgrade. The Amendment provides that any such compensation, if required, shall not exceed $3.0 million for any calendar month or $36.0 million in the aggregate. In such an event, NRZ has agreed to use commercially reasonable efforts to assist OLS in curing any potential cost increases by obtaining amendments to the relevant financing agreements.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operation appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Operations Summary
The following table summarizes our consolidated operating results for the three months ended March 31 and includes the results of acquired businesses from their acquisition dates.

	2015	2014	$ Change	% Change
Consolidated:
Revenue:
Servicing and subservicing fees	$446,541	$490,459	$(43,918)	(9)%
Gain on loans held for sale, net	44,504	43,987	517	1
Other	19,399	16,815	2,584	15
Total revenue	510,444	551,261	(40,817)	(7)

Expenses	378,358	349,194	29,164	8

Other income (expense):
Interest expense	(119,396)	(139,873)	20,477	(15)
Gain on sale of mortgage servicing rights	26,406	—	26,406	n/m
Other, net	3,733	9,509	(5,776)	(61)
Other expense, net	(89,257)	(130,364)	41,107	(32)

Income before income taxes	42,829	71,703	(28,874)	(40)
Income tax expense	8,440	11,217	(2,777)	(25)
Net income	34,389	60,486	(26,097)	(43)
Net (income) loss attributable to non-controlling interests	(34)	15	(49)	(327)
Net income attributable to Ocwen stockholders	34,355	60,501	(26,146)	(43)
Preferred stock dividends	—	(581)	581	(100)
Deemed dividend related to beneficial conversion feature of preferred stock	—	(416)	416	(100)
Net income attributable to Ocwen common stockholders	$34,355	$59,504	$(25,149)	(42)%

Segment income (loss) before income taxes:
Servicing	$46,722	$76,623	$(29,901)	(39)%
Lending	15,983	579	15,404	n/m
Corporate Items and Other	(19,876)	(5,499)	(14,377)	261
	$42,829	$71,703	$(28,874)	(40)%
n/m: not meaningful

Three Months Ended March 31, 2015 versus 2014
Servicing and subservicing fees for the first quarter of 2015 were lower than the first quarter of 2014 due to a decline in the total average UPB of the residential servicing portfolio and a decline in total completed modifications, offset in part by an improvement in delinquencies.
Expenses increased during the first quarter of 2015 as compared to the first quarter of 2014:

•	We recognized an impairment charge of $17.8 million in the first quarter of 2015 on our government-insured stratum of amortization method MSRs due to a decline in fair value below carrying value.

•	Professional services were $35.5 million higher for the three months ended March 31, 2015. Higher costs related primarily to litigation, regulatory monitoring and compliance.

•
Provisions for bad debts and other charges in connection with non-recoverable advances and receivables and servicing-related outsourcing expenses decreased $17.2 million and $7.1 million, respectively, as we have completed the transition of loans to the REALServicing® platform and as we have made progress integrating our servicing operations.

Interest expense for the first quarter of 2015 decreased as compared to the first quarter of 2014 largely due to a decrease in interest expense on the NRZ financing liabilities offset in part by interest expense on the $350.0 million Senior Unsecured Notes we issued in May 2014. Interest expense on the NRZ financing liability was higher in the first quarter of 2014 as a result of an increase in the fair value of the underlying MSRs as a result of market driven changes in certain assumptions, including the estimated cost to finance advances. The cumulative effect of these assumption updates was an increase in the fair value of the NRZ financing liability, which is recorded as interest expense. There were no changes in fair value in the first quarter of 2015 related to assumption updates.
Other income for the first quarter of 2015 includes a gain of $26.9 million recognized on the sale of a $9.1 billion portfolio of Agency MSRs on March 31, 2015. Proceeds from the sale were $95.6 million, of which $49.5 million was received during the first quarter of 2015 and the remainder in April 2015. Proceeds amounts should not be construed as necessarily indicative of contractual sale prices, as these amounts exclude holdbacks, deal expenses and other amounts.

Financial Condition Summary
The following table summarizes our consolidated balance sheets at the dates indicated.

	March 31, 2015	December 31, 2014	$ Change	% Change

Cash	$242,332	$129,473	$112,859	87%
Mortgage servicing rights ($897,797 and $93,901 carried at fair value)	1,820,651	1,913,992	(93,341)	(5)
Advances and match funded advances	3,195,505	3,303,356	(107,851)	(3)
Loans held for sale ($339,508 and $401,120 carried at fair value)	407,997	488,612	(80,615)	(16)
Loans held for investment - reverse mortgages, at fair value	1,808,141	1,550,141	258,000	17
Other ($7,701 and $7,355 carried at fair value)	912,148	881,704	30,444	3
Total assets	$8,386,774	$8,267,278	$119,496	1%

Total Assets by Segment:
Servicing	$5,733,630	$5,881,862	$(148,232)	(3)%
Lending	2,165,742	1,963,729	202,013	10
Corporate Items and Other	487,402	421,687	65,715	16
	$8,386,774	$8,267,278	$119,496	1%

Match funded liabilities	$2,000,676	$2,090,247	$(89,571)	(4)%
Financing liabilities ($2,296,892 and $2,058,693 carried at fair value)	2,488,607	2,258,641	229,966	10
Other secured borrowings	1,603,707	1,733,691	(129,984)	(7)
Senior unsecured notes	350,000	350,000	—	—
Other	822,244	793,534	28,710	4
Total liabilities	7,265,234	7,226,113	39,121	1%

Total Ocwen stockholders’ equity	1,118,735	1,038,394	80,341	8%
Non-controlling interest in subsidiaries	2,805	2,771	34	1
Total equity	1,121,540	1,041,165	80,375	8
Total liabilities and equity	$8,386,774	$8,267,278	$119,496	1%

Total Liabilities by Segment:
Servicing	$4,821,965	$4,986,877	$(164,912)	(3)%
Lending	2,102,781	1,900,672	202,109	11
Corporate Items and Other	340,488	338,564	1,924	1
	$7,265,234	$7,226,113	$39,121	1%
n/m: not meaningful
MSRs decreased primarily as a result of amortization of $38.5 million, sales of $65.6 million, a $33.2 million decline in fair value and an impairment charge of $17.8 million. These declines were offset in part by new capitalization MSRs of $8.5 million generated from our lending platform.
Effective January 1, 2015, we elected fair value for a newly-created class of non-Agency MSRs, which were previously accounted for using the amortization method. We recorded a cumulative-effect adjustment of $42.8 million, net of deferred income taxes, to retained earnings as of January 1, 2015 to reflect the excess of the fair value of these MSRs over their carrying amount.

Loans held for investment and financing liabilities increased as a result of our reverse mortgage securitizations accounted for as secured financings. Other secured borrowings declined due to a reduction in borrowings under our mortgage loan warehouse facilities, consistent with the decline in the balance of loans held for sale, and a $73.8 million prepayment due as a result of the MSR sale on March 31, 2015.
SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments - Servicing and Lending, as well as a Corporate Items and Other segment.
Servicing
Our Servicing business is primarily comprised of our core residential mortgage servicing business and currently accounts for the majority of our total revenues. Our servicing clients include non-Agency residential mortgage-backed securities (RMBS) trusts and some of the largest financial institutions in the U.S., including Fannie Mae, Freddie Mac and Ginnie Mae.
Servicing primarily involves the collection and remittance of principal and interest payments received from borrowers, the administration of mortgage escrow accounts and the collection of insurance claims. Servicing also involves the management of loans that are delinquent, including those in foreclosure or bankruptcy, making servicing advances, evaluating loans for modification and other loss mitigation activities and, if necessary, foreclosure referrals and REO sales on behalf of investors or other servicers. Master servicing involves the collection of payments from servicers and the distribution of funds to investors in mortgage and asset-backed securities and whole loan packages. We earn contractual monthly servicing fees pursuant to servicing agreements (which are typically payable as a percentage of UPB) as well as ancillary fees in connection with owned MSRs. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs.
We recognize servicing fees as revenue when the fees are earned, which is generally when the borrower makes a payment or when a delinquent loan is resolved through modification, repayment plan, payoff or through the sale of the underlying mortgaged property following foreclosure. Therefore, our revenue recognition is generally a function of UPB, the number of payments received and delinquent loans that resolve. Servicing fee revenue from subservicing and special servicing arrangements may be earned on a per loan basis, which is typically dependent on delinquency status. When a loan becomes current via our non-HAMP modification process, deferred servicing fees and late fees are considered earned and are recognized as revenue. However, if any debt is forgiven as part of a non-HAMP modification, no late fees are collected or earned. When a loan becomes current via the HAMP modification process, deferred servicing fees are earned and recognized as revenue. However, late fees are forfeited. Initial HAMP fees are also recognized as revenue at that time. In addition, under HAMP, if a modified loan remains less than 90 days delinquent, we earn HAMP success fees at the first, second and third anniversaries of the start of the trial modification.
HUD, Freddie Mac, Fannie Mae and Ginnie Mae have approved OLS as a loan servicer. We are also the subject of mortgage servicer ratings issued and revised from time to time by rating agencies including Moody’s Investors Services, Inc. (Moody’s), Morningstar, Inc. (Morningstar), Standard & Poor’s Rating Services (S&P) and Fitch Ratings Inc. (Fitch). Favorable ratings from these agencies are important to the conduct of our loan servicing and lending businesses.
The following table summarizes our key ratings by these rating agencies:

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
Each of these rating agencies has downgraded our servicer rating within the last nine months. In addition to ratings, each of the rating agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to a mortgage servicer’s rating status. A negative outlook is generally used to indicate that a ranking “may be lowered.” Each of S&P and Morningstar has assigned us a negative outlook, while Moody’s has placed us on review for downgrade. Fitch has assigned us a stable outlook. Downgrades in our servicer ratings could affect the terms and availability of debt financing facilities that we may seek in the future, and could impair our ability to consummate future servicing transactions or adversely affect our dealings with contractual counterparties and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. In addition, some of our servicing agreements require that we maintain specified servicer ratings.
Certain of our servicing agreements require that we maintain specified servicer ratings. Out of approximately 4,100 non-Agency servicing agreements, approximately 700 with approximately $45.0 billion of UPB as of March 31, 2015 have minimum servicer ratings criteria. As a result of downgrades in our servicer ratings, termination rights have been triggered in approximately 400 of these non-Agency servicing agreements. This represents approximately $25.0 billion in UPB as of March 31, 2015, or approximately 12% of our total non-Agency servicing portfolio. We received notices terminating us as the servicer under four of our non-Agency servicing agreements due to rating downgrades in the first quarter of 2015. Pursuant to our servicing agreements, we are generally entitled to payment of accrued and unpaid servicing fees through termination as well as all advances and certain other previously unreimbursed amounts, although we lose the future servicing fee revenue. The financial impact of the termination of servicing under these four servicing agreements, which represent only 0.15% of our overall servicing portfolio as of March 31, 2015, are immaterial to our overall financial condition. We could be subject to further terminations, either as a result of recent servicer ratings downgrades or future adverse actions by rating agencies, which could have an adverse effect on our business, financing activities, financial condition and results of operations.

The following table presents selected results of operations of our Servicing segment for the three months ended March 31. The amounts presented are before the elimination of balances and transactions with our other segments:

	2015	2014	% Change
Revenue
Servicing and subservicing fees:
Residential	$443,903	$486,512	(9)%
Commercial	2,571	3,479	(26)
	446,474	489,991	(9)
Gain on loans held for sale, net	14,878	21,211	(30)
Other revenues	9,773	9,621	2
Total revenue	471,125	520,823	(10)

Expenses
Compensation and benefits	61,526	72,405	(15)
Amortization of mortgage servicing rights	38,405	61,779	(38)
Servicing and origination	99,567	38,847	156
Technology and communications	23,844	29,854	(20)
Professional services	28,643	7,909	262
Occupancy and equipment	18,939	26,942	(30)
Other	66,987	70,197	(5)
Total expenses	337,911	307,933	10

Other income (expense)
Interest income	1,371	439	212%
Interest expense	(110,629)	(136,386)	(19)
Gain on sale of mortgage servicing rights	26,406	—	n/m
Other, net	(3,640)	(320)	n/m
Total other expense, net	(86,492)	(136,267)	(37)

Income before income taxes	$46,722	$76,623	(39)%
n/m: not meaningful

The following table provides selected operating statistics at March 31:

	2015	2014	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$334,299,912	$387,577,700	(14)%
Non-performing loans	41,034,550	55,587,910	(26)
Non-performing real estate	6,879,540	6,404,986	7
Total residential assets serviced	$382,214,002	$449,570,596	(15)%

Conventional loans (2)	$182,671,729	$215,398,758	(15)%
Government insured loans	37,111,359	44,499,178	(17)
Non-Agency loans (3)	162,430,914	189,672,660	(14)
Total residential loans serviced	$382,214,002	$449,570,596	(15)%

Percent of total UPB:
Servicing portfolio	88%	87%	1%
Subservicing portfolio	12%	13%	(8)
Non-performing residential assets serviced (4)	13%	14%	(7)%

Number of:
Performing loans (1)	2,151,658	2,454,194	(12)%
Non-performing loans	202,813	275,911	(26)
Non-performing real estate	36,303	33,282	9
Total number of residential assets serviced	2,390,774	2,763,387	(13)%

Conventional loans (2)	1,044,149	1,203,870	(13)%
Government insured loans	253,818	290,241	(13)
Non-Agency loans (3)	1,092,807	1,269,276	(14)
Total residential loans serviced	2,390,774	2,763,387	(13)%

Percent of total number:
Servicing portfolio	89%	87%	2%
Subservicing portfolio	11%	13%	(15)%
Non-performing residential assets serviced (4)	10%	11%	(9)%
The following table provides selected operating statistics for the three months ended March 31:

	2015	2014	% Change
Residential Assets Serviced
Average UPB of residential assets serviced:
Servicing portfolio	$354,022,804	$394,810,178	(10)%
Subservicing portfolio	38,294,670	61,739,926	(38)
	$392,317,474	$456,550,104	(14)%

Prepayment speed (average CPR)	13%	11%	18%
% Voluntary	81%	73%	11
% Involuntary	19%	27%	(30)

	2015	2014	% Change
% CPR due to principal modification	2%	9%	(78)

Average number of residential assets serviced:
Servicing portfolio	2,223,916	2,426,944	(8)%
Subservicing portfolio	228,076	386,905	(41)
	2,451,992	2,813,849	(13)%

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$318,472	$349,143	(9)%
Subservicing	30,318	33,719	(10)
	348,790	382,862	(9)
HAMP fees	35,176	36,698	(4)
Late charges	24,015	36,681	(35)
Loan collection fees	9,551	8,281	15
Custodial accounts (float earnings)	1,820	1,644	11
Other	24,551	20,346	21
	$443,903	$486,512	(9)%

Number of Completed Modifications
HAMP	11,952	11,049	8%
Non-HAMP	13,058	17,407	(25)
Total	25,010	28,456	(12)%
% Total with principal modification	49%	49%

Financing Costs
Average balance of advances and match funded advances	$3,159,226	$3,493,474	(10)%
Average borrowings
Match funded liabilities	1,981,016	2,251,931	(12)
Financing liabilities	808,039	710,453	14
Other secured borrowings	1,322,051	1,325,562	—
Interest expense on borrowings
Match funded liabilities	14,280	16,317	(12)
Financing liabilities	73,886	100,025	(26)
Other secured borrowings	20,277	18,001	13
Effective average interest rate
Match funded liabilities	2.88%	2.90%	(1)
Financing liabilities (5)	36.58%	56.32%	(35)
Other secured borrowings	6.14%	5.43%	13
Facility costs included in interest expense	$6,214	$4,303	44
Discount amortization included in interest expense	356	330	8
Average 1-month LIBOR	0.17%	0.16%	6%

	2015	2014	% Change
Average Employment
India and other	6,972	4,767	46%
U. S.	2,174	2,744	(21)
Total	9,146	7,511	22

Collections on loans serviced for others	$18,563,992	$18,624,507	—%

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Includes 702,948 and 786,900 subprime loans with a UPB of $117.1 billion and $135.6 billion at March 31, 2015 and March 31, 2014, respectively.

(3)	Includes 228,799 and 271,838 prime loans with a UPB of $46.6 billion and $59.8 billion at March 31, 2015 and March 31, 2014, respectively, that we service or subservice.

(4)	Excludes Freddie Mac loans serviced under special servicing agreements where we have no obligation to advance.

(5)
The effective average interest rate on the financing liability that we recognized in connection with the sales of rights to MSRs to NRZ is 46.95% and 61.39% for the three months ended March 31, 2015 and 2014, respectively.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB		Count
	2015	2014	2015	2014
Portfolio at January 1	$398,727,727	$464,651,332	2,486,038	2,861,918
Additions	2,246,103	4,507,762	10,864	28,972
Sales (1)	—	—	—	—
Servicing transfers	(3,267,861)	(6,001,718)	(27,980)	(51,907)
Runoff	(15,491,967)	(13,586,780)	(78,148)	(75,596)
Portfolio at March 31	$382,214,002	$449,570,596	2,390,774	2,763,387

(1)
On March 31, 2015, we completed the sale of Agency MSRs on a portfolio consisting of 76,000 loans with a UPB of $9.1billion. We continued to subservice these loans until the servicing transfer was completed on April 16, 2015. See Note 8 – Mortgage Servicing to the unaudited Consolidated Financial Statements.

Three Months Ended March 31, 2015 versus 2014
Total residential servicing and subservicing fees for the first quarter of 2015 were $443.9 million, a 9% decrease as compared to the first quarter of 2014. This decline is primarily due to a 14% decline in the average UPB of assets serviced and a decline in total completed modifications. Annualized loan servicing and subservicing fees as a percentage of UPB increased to 0.36% of average UPB in the first quarter of 2015 as compared to 0.34% in the first quarter of 2014 as a result of an improvement in our delinquency rates. Overall, the non-performing delinquency rate based on UPB dropped from 14% at March 31, 2014 to 13% at March 31, 2015.
We recognized servicing fee, late fee and HAMP fee revenue of $64.4 million and $70.1 million during the first quarter of 2015 and 2014, respectively, in connection with loan modifications.
We estimate the balance of deferred servicing fees related to delinquent borrower payments was $511.4 million at March 31, 2015 compared to $580.4 million at March 31, 2014. The net decrease is primarily due to collections and resolutions of delinquent loans through modification, payoff or through the sale of the underlying mortgaged property following foreclosure and reflects an improvement in our delinquency rates. We are required to remit all deferred servicing fees collected in connection with MSRs underlying the sales of rights to MSRs to NRZ. We are entitled to base servicing and performance fees that increase to the extent we collect deferred servicing fees. As such, the majority of the deferred servicing fees collected are recognized by us as revenue and a reduction of NRZ related interest expense.
Gain on loans held for sale, net includes $17.0 million and $21.2 million of gains on the sale of modified FHA and VA insured loans for first quarter of 2015 and 2014, respectively. These gains include $12.9 million and $7.2 million during the first quarter of 2015 and 2014 in connection with the sale of $42.7 million UPB of loans repurchased as a result of indemnification obligations and $549.4 million UPB Ginnie Mae EBO Loans, respectively.

Expenses increased by $30.0 million in the first quarter of 2015, or 10%, as compared to the first quarter of 2014 primarily due to MSR valuation related impacts and higher professional services expenses offset, in part, by the benefits of the platform integration completed in 2014.

•
MSR valuation related impacts: On January 1, 2015, we elected to account for a newly-created class of non-Agency MSRs at fair value. This class is generally insensitive to changes in interest rates. As a result, this class is similar to the amount of amortization expense we would have otherwise recognized had we not elected fair value. Changes in our fair value Agency class are driven primarily by changes in interest rates. Runoff of our MSRs at fair value accounted for approximately $6.1 million and $3.2 million of expense and the change in fair value due to changes in interest rates and other assumptions were approximately $27.1 million and $2.0 million of expense in the first quarter of 2015 and 2014, respectively. We recognized an impairment charge of $17.8 million in the first quarter of 2015 on our government-insured stratum of amortization method MSRs due to a decline in fair value below carrying value. This decline was driven by changes in FHA and VA insurance rates and a decline in interest rates, both of which resulted in decreases in the estimated fair value of this MSR stratum.

•
Professional Services: Professional services expense, both direct and indirect through overhead allocations, increased by $20.7 million and $33.9 million, respectively, due to higher legal, risk, compliance and audit costs.

•
Platform Integration: We completed the transition of loans to the REALServicing® platform in October 2014 and have made significant progress integrating our servicing operations. In the first quarter of 2015, we are beginning to realize the benefits on the integration. Compensation and benefits decreased by $10.9 million, primarily as a result of platform integration that reduced the average U.S. based headcount by 21%, offset in part by a 46% increase in average India based and other headcount.

•	Charge-offs and provisions in connection with non-recoverable advances and receivables decreased $17.2 million million and servicing-related outsourcing expenses declined $7.6 million.
Interest expense declined by $25.8 million, or 19%, in the first quarter of 2015 due principally to a $27.6 million decrease in interest on the NRZ financing liabilities as the average outstanding balance declined by 6%. Interest expense on the NRZ financing liability was higher in the first quarter of 2014 as a result of an increase in the fair value of the underlying MSRs as a result of market driven changes in certain assumptions, including the estimated cost to finance advances. The cumulative effect of these assumption updates was an increase in the fair value of the NRZ financing liability, which is recorded as interest expense. There were no changes in fair value in the first quarter of 2015 related to assumption updates.
Other income for the first quarter of 2015 includes a gain of $26.9 million recognized on the sale of a $9.1 billion portfolio of Agency MSRs on March 31, 2015.
Lending
We originate and purchase conventional and government-insured forward mortgage loans through our Homeward lending operations. Loans are acquired through three primary channels: correspondent lender relationships, broker relationships and directly with mortgage customers. Per-loan gross and net margin varies by channel, with correspondent typically being the lowest and direct the highest. After origination, we package and sell the loans in the secondary mortgage market, through GSE securitizations and whole loan transactions. We typically retain the associated MSRs as a low cost means to acquire MSRs with good return profiles. Lending revenues include interest income earned for the period the loans are on our balance sheet, gain on sale income representing the difference between the origination value and the sale value of the loan, and fee income earned at origination.
Reverse mortgages are originated and purchased through our Liberty lending operations under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae HMBS program. We have originated variable rate HECM loans under which the borrowers have additional borrowing capacity of $685.0 million at March 31, 2015. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with these future draws. We recognize this Future Value over time as future draws are securitized or sold. At March 31, 2015, Future Value is estimated to be $55.6 million. We use a third-party valuation expert to determine Future Value based on the net present value of the estimated future cash flows of the loans and utilizing a discount rate of 12% and projected performance assumptions in line with historical experience and industry benchmarks.

The UPB of our loan production, by channel, is as follows:

	Correspondent	Wholesale	Direct	Total
Three months ended March 31, 2015
Forward loans	$373,783	$305,068	$241,634	$920,485
Reverse loans	50,395	98,350	43,072	191,817
Total	$424,178	$403,418	$284,706	$1,112,302

Three months ended March 31, 2014
Forward loans	$690,655	$151,565	$298,476	$1,140,696
Reverse loans	45,586	77,515	40,144	163,245
Total	$736,241	$229,080	$338,620	$1,303,941
The following table presents the results of operations of the Lending segment for the three months ended March 31. The amounts presented are before the elimination of balances and transactions with our other segments:

	2015	2014	% Change
Revenue
Gain on loans held for sale, net
Forward loans	$20,258	$17,294	17%
Reverse loans	9,152	5,482	67
	29,410	22,776	29
Other	8,336	5,991	39
Total revenue	37,746	28,767	31

Expenses
Compensation and benefits	13,246	16,972	(22)
Amortization of mortgage servicing rights	89	115	(23)
Servicing and origination	1,608	5,296	(70)
Technology and communications	1,314	1,241	6
Professional services	498	992	(50)
Occupancy and equipment	1,061	1,589	(33)
Other	5,969	5,259	14
Total expenses	23,785	31,464	(24)

Other income (expense)
Interest income	3,596	4,009	(10)
Interest expense	(2,639)	(3,451)	(24)
Gain on debt redemption	—	2,253	(100)
Other, net	1,065	465	129
Other income, net	2,022	3,276	(38)

Income before income taxes	$15,983	$579	n/m
n/m: not meaningful
Three Months Ended March 31, 2015 versus 2014
In the first quarter of 2015, Homeward forward lending revenues increased by $2.3 million, or 11%, from first quarter of 2014 levels to a total of $24.4 million. This increase occurred despite a decline in mortgage originations to $920.5 million, which was $220.2 million, or 19%, less than originations in the first quarter of 2014. Forward lending operations, in the first quarter of 2015, generated $14.7 million of pre-tax income, which was an increase of $7.8 million, or 113%, from first quarter of 2014 earnings. This improvement occurred in part due to a shift in channel business mix from the lower margin correspondent channel to the higher margin direct channel, which has resulted in better margin rates. Forward lending expenses of $11.3 million represented a decrease of $7.1 million, or 38%, from first quarter of 2014, principally because of declines in compensation and benefit expenses related to reduced headcount as well as lower vendor loan expenses related to lower funded volumes in the correspondent channel.
In the first quarter of 2015, Liberty reverse lending revenues of $13.3 million increased by $6.6 million, or 99%, and funded reverse mortgage volume of $191.8 million increased $28.6 million, or 18%, from the first quarter of 2014. Reverse lending operations generated pre-tax income of $1.2 million as compared to a pre-tax loss of $6.3 million in the first quarter of 2014. Aggressive cost reduction efforts and higher margins have contributed to the improvement in earnings. The HECM program changes instituted by HUD in 2013 resulted in the reverse mortgage market shifting from one that consisted primarily of fixed rate products to one where variable rate products predominated, which resulted in a consequent decrease in volumes and a lower loan size at origination for the industry and for Liberty. The lower day one loan size in turn resulted in a lower gain on sale when the loans were securitized. Over time, however, the loan balances on these variable rate loans should increase through subsequent draws by the borrowers. As these additional draws are securitized, we expect to recognize additional gain on sale at a minimal incremental cost.
Expenses related to the Homeward and Liberty platforms are driven largely by production volume, with direct acquisition costs offset by origination fee income that is included in Other revenue.
Interest income consists primarily of interest earned on newly originated and purchased loans prior to sale to investors. Interest income is offset by interest expense incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. The decrease in new forward lending production drove the declines in interest income and expense.
As part of forward lending, we have, from time to time, sold MSRs for certain forward loans that may qualify for refinancing under the HARP program to an unrelated third party. We account for these transactions as secured financings. We recognize gains on the retirement of the related financing liabilities upon repurchase of those MSRs related to loans that were successfully refinanced. During the first quarter of 2014, we recognized gains of $2.3 million on the retirement of the related financing liabilities upon repurchase of MSRs related to loans that were successfully refinanced through HARP.
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
The following table presents selected results of operations of Corporate Items and Other for the three months ended March 31. The amounts presented are before the elimination of balances and transactions with our other segments:

	2015	2014

Revenue	$1,608	$1,711

Expenses	16,697	9,837

Other income (expense), net	(4,787)	2,627

Loss before income taxes	$(19,876)	$(5,499)
Three Months Ended March 31, 2015 versus 2014. Operating expenses increased by $6.9 million primarily as a result of costs to maintain the legacy ResCap servicing platform for post-integration audit and compliance purposes of $3.4 million. In addition, we incurred certain non-recurring regulatory monitoring costs, which have not been allocated to the business segments. Other income (expense), net for the three months ended March 31, 2015 includes $6.1 million of interest expense on the $350.0 million Senior Unsecured Notes that we issued on May 12, 2014.

LIQUIDITY AND CAPITAL RESOURCES
Overview. At March 31, 2015, our cash position was $242.3 million compared to $129.5 million at December 31, 2014. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts. Our priorities for deployment of excess cash are: (1) supporting our core servicing and lending businesses, (2) remaining safe and secure by ensuring successful refinancing of our maturing servicing advance financing facilities and/or reducing corporate leverage, and (3) expanding into similar or complimentary businesses that meet our return on capital requirements.
Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues;

•	Proceeds from match funded liabilities;

•	Proceeds from other borrowings, including warehouse facilities;

•	Proceeds from sales of MSRs and related advances; and

•	Proceeds from sales of originated loans and repurchased loans.
Our ability to finance servicing advances is a significant factor that affects our liquidity. Our use of advance financing facilities is integral to our servicing advance financing strategy. Consistent with industry practice, our advance funding facilities have a 364-day term and the revolving periods for all of our advance funding facilities end in 2015. Similarly, all of our master repurchase and participation agreements for financing new loan originations have 364-day terms and mature in 2015.
Advances and match funded advances comprised 38% of total assets at March 31, 2015. Our borrowings under our advance funding facilities are secured by pledges of servicing advances. Maximum borrowing capacity for match funded advances at March 31, 2015 decreased by $100.0 million from $2.4 billion at December 31, 2014 to $2.3 billion at March 31, 2015, because of our voluntary termination of a $50.0 million facility in January 2015 and the scheduled $50.0 million reduction in the capacity under another facility in February 2015. Our unused advance borrowing capacity decreased by $10.4 million to $324.3 million at March 31, 2015 principally because of a decrease in borrowing, as total advances and match funded advances declined by $107.9 million during the quarter. Our ability to continue to pledge collateral under each advance financing facility depends on the performance of the collateral. At March 31, 2015, $324.3 million of the total maximum borrowing capacity under our servicing advance financing facilities of $2.3 billion remained available. However, none of the available capacity could be used based on the amount of available collateral.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. The majority of these warehouse facilities are structured as repurchase agreements under which ownership of the loans is temporarily transferred to a lender. The loans are transferred at a discount or “haircut” which serves as the primary credit enhancement for the lender. The funds are repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30-45 days. At March 31, 2015, $19.5 million of the borrowing capacity extended on a committed basis was available under our lending warehouse facilities, including our warehouse facilities for reverse mortgages. An additional $522.5 million of borrowing capacity was available on an uncommitted basis at the discretion of the lenders. See Note 11 – Borrowings to the unaudited Consolidated Financial Statements for additional details.
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
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock, transferring assets or making loans, investments or acquisitions. As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include noncompliance with our covenants, nonpayment of principal or interest, material misrepresentations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and changes of control. Covenants and defaults of this type are commonly found in debt agreements such as ours. Certain of these covenants and defaults are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies.
Our primary uses of funds are:

•	Payments for advances in excess of collections on existing servicing portfolios;

•	Payment of interest and operating costs;

•	Funding of originated loans; and

•	Repayments of borrowings, including match funded liabilities and warehouse facilities.
Under the terms of our SSTL facility agreement we are required to use 75% of the net cash proceeds from certain permitted asset sales (which generally include our announced Agency MSR sales) to prepay the SSTL. Subject to certain conditions, we may be able to reinvest up to 25% of such net cash proceeds within 120 days of receipt thereof (subject to an extension of up to 90 days if a binding agreement is entered into within such 120 days).
On October 31, 2013, we announced that our board of directors had authorized a share repurchase program for an aggregate of up to $500.0 million of our issued and outstanding shares of common stock. As of March 31, 2015, the approximate remaining value of shares that may be repurchased under the plan was $129.7 million. On February 5, 2015, we announced that we have suspended this stock repurchase program. We may restart the stock repurchase program in the future, and unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 2016. During the three months ended March 31, 2015, we did not repurchase any shares of common stock under this program.
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
Our advance funding facilities have a 364-day term and the revolving periods for all of our advance funding facilities end in 2015. At March 31, 2015, we had $2.0 billion outstanding under these facilities. In the event we are unable to renew, replace or extend one or more of these advance funding facilities, repayment of the outstanding balance must begin at the end of the respective 364-day revolving period. Similarly, all of our warehouse lines for financing new loan originations have 364-day terms and mature in 2015. At March 31, 2015, we had $2.0 billion outstanding under these financing arrangements. We currently expect that we will be able to renew, replace or extend all of these debt agreements consistent with our historical experience. We anticipate that as we renew, replace or extend our various facilities throughout 2015, we will incur substantially increased ongoing interest costs. We have already entered into commitment letters to refinance certain of our debt agreements and extended certain facilities ahead of their scheduled maturity. Our lenders’ obligations to fund under these commitment letters are subject to conditions precedent, some of which are outside our control.
We remain actively engaged with our lenders, and recent financing developments include the following:

•	On April 17, 2015, we received a commitment for $125.0 million of additional mortgage loan financing with a maturity of April 30, 2016.

•	On April 16, 2015, we negotiated an increase in the capacity of an existing warehouse line from $50.0 million to $100.0 million.

•	On April 16, 2015, we agreed to a reduction of $37.5 million in the uncommitted borrowing capacity under one of our existing warehouse lines.
Many aspects of our liquidity forecast process require the use of judgment and estimates on the part of management and include factors that may be beyond our control. Additionally our actual results could differ materially from our estimates. If our results fall below our expectations, we may take additional actions that would be outside the normal course of our operations to generate additional liquidity. These actions may include, but are not limited to: (1) reducing our ongoing operating expenses, including employee headcount, (2) raising additional capital by issuing debt or equity, or (3) selling certain assets, operations or subsidiaries. Challenges to our liquidity position could have a material adverse effect on our operating results and financial condition. In 2015, we have engaged financial and legal advisors to advise us regarding potential adjustments to our capital structure, as appropriate, and to help us explore our strategic options, and we expect to incur significant professional services expenses in 2015 in connection with these initiatives.
Credit Ratings. Credit ratings are intended to be an indicator of the creditworthiness of a particular company, security or obligation. Lower ratings result in higher borrowing costs and reduced access to capital markets. The following table summarizes our current ratings and outlook by the respective nationally recognized rating agencies.

Rating Agency	Short-term	Long-term	Senior Unsecured Notes	Review Status / Outlook	Date of last action
Moody’s	na	B3	Caal	Negative	January 27, 2015
S&P	na	B	CCC+	Credit Watch Negative	April 21, 2015
Fitch	B	B-	CC	Negative	December 23, 2014
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
Cash Flows
Our operating cash flow is primarily impacted by the level of new loan production and timing of sales and securitizations of forward mortgage loans and changes in our servicing advance balances. To the extent we sell MSRs related to delinquent loans, we accelerate the recovery of the related advances. We also receive any outstanding deferred servicing fees.
Cash flows for the three months ended March 31, 2015. Our operating activities provided $325.0 million of cash largely due to net income adjusted for MSR amortization and valuation-related losses and other non-cash items, $104.3 million of net collections of servicing advances and $106.1 million of net proceeds from sales and collections of loans held for sale.
Our investing activities used $164.8 million of cash. Investing activities include cash outflows in connection with our reverse mortgage originations of $235.3 million. Cash inflows for the first quarter of 2015 include the receipt of $49.5 million of the $95.6 million proceeds from the sale of Agency MSRs on March 31, 2015, and $26.2 million of collections on reverse mortgages.
Our financing activities used $47.4 million of cash. Cash outflows were primarily comprised of $89.6 million of net repayments on match funded liabilities from net advance recoveries, $77.1 million of repayments on the SSTL, including a $73.8 million prepayment in connection with MSR sales, and a $55.5 million net reduction in borrowings under mortgage warehouse facilities used to fund originated forward loans, which declined during the period. Cash outflows for the first quarter of 2015 also include $12.6 million of costs incurred in connection with amendments to the SSTL. These cash outflows were offset in large part by $238.6 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings.
Cash flows for the three months ended March 31, 2014. Our operating activities provided $195.8 million of cash largely due to net income adjusted for MSR amortization and other non-cash items, $13.4 million of collections of servicing advances, and $36.6 million of net proceeds from sales and collections of loans held for sale.
Our investing activities used $378.2 million of cash. Investing activities include cash outflows in connection with our reverse mortgage originations of $176.7 million. In addition, we paid $152.7 million in connection with asset and business acquisitions completed during the first quarter of 2014 and $60.5 million to purchase advances in connection with the Ginnie Mae EBO Transaction.
Our financing activities provided $246.3 million of cash. Cash provided by our financing activities includes $226.6 million in connection with our reverse mortgage securitizations accounted for as secured financings. Financing activities also include cash received in connection with the $123.6 million OASIS transaction involving the sale of Freddie Mac MSRs, which we accounted for as a financing. In addition, we received $55.7 million of proceeds from the sale of advances to NRZ acquired in connection with the Ginnie Mae EBO Transaction. These cash inflows were partially offset by a net reduction in borrowings under mortgage warehouse facilities used to fund originated forward loans as sales exceeded originations during the quarter. Also, we completed the repurchase of 60,000 shares of common stock under the stock repurchase program we announced in October 2013, paying $2.3 million in connection with these repurchases.
CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At March 31, 2015, such contractual obligations were primarily comprised of secured and unsecured borrowings, interest payments, operating leases and commitments to originate or purchase loans. There were no significant changes to our contractual obligations during the three months ended March 31, 2015.
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
Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 13 – Derivative Financial Instruments and Hedging Activities to the unaudited Consolidated Financial Statements for additional information.
Involvement with SPEs. We use SPEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans. We consolidate the servicing advance financing SPEs. The holders of the debt of these SPEs can look only to the assets of the SPEs for satisfaction of the debt and have no recourse against Ocwen. See Note 2 – Securitizations and Variable Interest Entities to the unaudited Consolidated Financial Statements for additional information.
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
Mortgage Loan Repurchase and Indemnification Liabilities. We have exposure to representation, warranty and indemnification obligations in our capacity as a loan originator and servicer. See Note 2 – Securitizations and Variable Interest Entities, Note 12 – Other Liabilities and Note 20 – Contingencies to the unaudited Consolidated Financial Statements for additional information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Dollars in thousands, except per share amounts and unless otherwise indicated)
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Management has processes in place to monitor these judgments and assumptions, including with the Audit Committee of the Board of Directors. Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 in Note 1B to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.”
Valuation and Amortization of MSRs
Effective January 1, 2015, we elected fair value accounting for a newly-created class of non-Agency MSRs, which were previously accounted for using the amortization method. This irrevocable election applies to all subsequently acquired or originated servicing assets and liabilities that have characteristics consistent with this class. We recorded a cumulative-effect adjustment of $52.0 million (before deferred income taxes of $9.2 million) to retained earnings as of January 1, 2015 to reflect the excess of the fair value of these MSRs over their carrying amount. At December 31, 2014, the UPB and carrying value of the non-Agency MSRs for which the fair value election was made was $195.3 billion and $787.1 million, respectively.
For MSRs accounted for using the amortization measurement method, we assess servicing assets or liabilities for impairment or increased obligation based on fair value on a quarterly basis. We group our MSRs by stratum for impairment testing based on the predominant risk characteristics of the underlying mortgage loans. During the first quarter of 2015, we recognized a $17.8 million impairment charge on our government-insured MSRs, as the fair value for this stratum was less than its carrying value. This impairment was primarily due to the FHA reducing the mortgage insurance premium rate by 50 basis points during the quarter, which created a significantly lower interest rate for existing FHA borrowers and in turn, generated higher projected prepayment speed and shorter asset life inputs used to value these MSRs. The impairment charge is recognized in Servicing and origination expense in the unaudited Consolidated Statements of Operations. The carrying value of this stratum at March 31, 2015 was $127.1 million, net of the valuation allowance of $17.8 million.
Fair Value Measurements
The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs at the dates indicated:

	March 31, 2015	December 31, 2014
Loans held for sale	$407,997	$488,612
Loans held for investment - reverse mortgages	1,808,141	1,550,141
MSRs - recurring basis	897,797	93,901
MSRs- non recurring basis (1)	127,052	—
Derivative assets	9,719	6,632
Mortgage-backed securities	7,701	7,335
Assets at fair value	$3,258,407	$2,146,621
As a percentage of total assets	37%	26%
Financing liabilities	$2,296,892	$2,058,693
Derivative liabilities	5,249	2,854
Liabilities at fair value	$2,302,141	$2,061,547
As a percentage of total liabilities	32%	29%
Assets at fair value using Level 3 inputs	$2,782,331	$1,739,436
As a percentage of assets at fair value	89%	81%
Liabilities at fair value using Level 3 inputs	$2,296,892	$2,058,693
As a percentage of liabilities at fair value	100%	100%

(1)
The balance at March 31, 2015 represents our impaired government-insured stratum of amortization method MSRs which is measured at fair value on a non-recurring basis. The $127.1 million carrying value of this stratum is net of a valuation allowance of $17.8 million.

Assets at fair value using Level 3 inputs increased during the three months ended March 31, 2015 primarily due to our election on January 1, 2015 to account for a newly-created class of non-Agency MSRs at fair value. Reverse mortgage originations also contributed to the increase in Level 3 assets at fair value. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings. Our net economic exposure to Loans held for investment - reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by offsetting changes in the value of the related secured financing.
Refer to Note 3 – Fair Value to the unaudited Consolidated Financial Statements for descriptions of valuation methodologies used to measure significant assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.
RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
Listed below are new accounting pronouncements that we adopted on January 1, 2015. None of these pronouncements had a material impact on our unaudited Consolidated Financial Statements.

•	Investments—Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects (ASU 2014-01)

•	Receivables—Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04)

•	Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08)

•	Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (ASU 2014-11)

•	Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12)

•	Receivables—Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (ASU 2014-14)
We are also evaluating the impact of recently issued accounting standards not yet adopted that are not effective for us until on or after January 1, 2016. We do not anticipate that our adoption of these standards will have a material impact on our consolidated financial statements.

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
Match Funded Liabilities
We monitor the effect of increases in interest rates on the interest paid on our variable rate advance financing debt. Earnings on cash and float balances are a partial offset to our exposure to changes in interest expense. Due to the growth in our Servicing business, float balances increased significantly to levels in excess of our variable rate debt. To the extent the projected excess of our variable debt over cash and float balances require, we would consider hedging this exposure with interest rate swaps or other derivative instruments. We may purchase interest rate caps as economic hedges (not designated as a hedge for accounting purposes) as required by certain of our advance financing arrangements.
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
Fair Value MSRs
We have elected to account for two classes of MSRs at fair value. The first is a class of Agency MSRs originated on or before December 31, 2012 for which we hedged the interest rate risk because the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Effective April 1, 2013, we modified our strategy for managing the risks of the underlying loan portfolio and closed out the remaining economic hedge positions associated with this class of fair value MSRs. We terminated these hedges because we determined that they were ineffective for large movements in interest rates and only assured losses in substantial increasing-rate environments. On January 1, 2015, we elected fair value for a newly created class of non-Agency MSRs, which were previously accounted for using the amortization method.

Interest Rate Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates and the related fair value of these instruments at March 31, 2015 and December 31, 2014. We use certain assumptions to estimate the fair value of these instruments. See Note 3 – Fair Value to the unaudited Consolidated Financial Statements for additional financial instrument fair value information.

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Assets:
Interest-earning cash	$75,348	$75,348	$75,101	$75,101
Loans held for sale, at fair value	339,508	339,508	401,120	401,120
Loans held for sale, at lower of cost or fair value (1)	68,489	68,489	87,492	87,492
Loans held for investment - reverse mortgages	1,808,141	1,808,141	1,550,141	1,550,141
Interest–earning collateral and debt service accounts	86,437	86,437	97,029	97,029
Total rate-sensitive assets	$2,377,923	$2,377,923	$2,210,883	$2,210,883

Rate-Sensitive Liabilities:
Match funded liabilities	$2,000,676	$2,000,676	$2,090,247	$2,090,247
Financing liabilities	2,488,607	2,469,502	2,258,641	2,248,341
Other secured borrowings	1,603,707	1,562,375	1,733,691	1,658,699
Senior unsecured notes	350,000	304,500	350,000	321,563
Total rate-sensitive liabilities	$6,442,990	$6,337,053	$6,432,579	$6,318,850

	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$1,627,000	$203	$1,729,000	$567
IRLCs	419,508	9,516	239,406	6,065
Forward MBS trades	783,713	(5,249)	703,725	(2,854)
Derivatives, net		$4,470		$3,778

(1)	Net of market valuation allowances and including non-performing loans.
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at March 31, 2015, given hypothetical instantaneous parallel shifts in the yield curve. We used March 31, 2015 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$4,790	$(5,607)
Forward MBS trades	(4,515)	5,642
Total loans held for sale and related derivatives	275	35

Fair value MSRs	7,743	(8,970)
MSRs, embedded in pipeline	(330)	297
Total fair value MSRs	7,413	(8,673)

Total, net	$7,688	$(8,638)

Borrowings
The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates.
Based on March 31, 2015 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of $18.3 million resulting from an increase of $41.9 million in annual interest income and an increase of $23.6 million in annual interest expense.

ITEM 4.	CONTROLS AND PROCEDURES
Management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2015.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 20 – Contingencies to the unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves significant risks that are inherent to our business. We describe the principal risks and uncertainties that management believes affect or could affect us under Part I to our Annual Report on Form 10-K for the year ended December 31, 2014. The risks and uncertainties described therein are not the only ones facing us. You should carefully read and consider the risks and uncertainties described therein together with all of the other information included or incorporated by reference in such Annual Report before you make any decision regarding an investment in our common stock. If any of the risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

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

(2)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(3)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(4)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on December 28, 2012.

(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on May 10, 2013.

(6)	Incorporated by reference from “Note 15 – Basic and Diluted Earnings per Share” to the unaudited Consolidated Financial Statements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Michael R. Bourque, Jr.
Michael R. Bourque, Jr.
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: May 15, 2015