Form 10-Q
period 2015-06-30
OCWEN FINANCIAL CORP
filed 2015-07-31
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of July 27, 2015: 125,380,118 shares

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
These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. Accordingly, you should not place undue reliance on any forward-looking statement. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and the following:

•	adverse effects on our business as a result of regulatory settlements;

•	reactions to the announcement of such settlements by key counterparties;

•	increased regulatory scrutiny and media attention, due to rumors or otherwise;

•	uncertainty related to claims, litigation and investigations brought by government agencies and private parties regarding our servicing, foreclosure, modification and other practices;

•	any adverse developments in existing legal proceedings or the initiation of new legal proceedings;

•	our ability to effectively manage our regulatory and contractual compliance obligations;

•	the adequacy of our financial resources, including our sources of liquidity and ability to sell, fund and recover advances, repay borrowings and comply with our debt agreements;

•	our servicer and credit ratings as well as other actions from various rating agencies, including the impact of recent or future downgrades of our servicer and credit ratings;

•	volatility in our stock price;

•	the characteristics of our servicing portfolio, including prepayment speeds along with delinquency and advance rates;

•	our ability to contain and reduce our operating costs, including our ability to successfully execute on our cost improvement initiative;

•	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;

•	uncertainty related to legislation, regulations, regulatory agency actions, regulatory examinations, government programs and policies, industry initiatives and evolving best servicing practices;

•	our dependence on New Residential Investment Corp. (NRZ) for a substantial portion of our advance funding for non-agency mortgage servicing rights;

•	uncertainties related to our long-term relationship with NRZ;

•	the loss of the services of our senior managers;

•	uncertainty related to general economic and market conditions, delinquency rates, home prices and disposition timelines on foreclosed properties;

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
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the Securities and Exchange Commission (SEC) including our Annual Report on Form 10-K for the year ended December 31, 2014, our Quarterly Report on Form 10-Q for the three months ended March 31, 2015 and our Current Reports on Form 8-K. Forward-looking statements speak only as of the date they were made and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to update or revise forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2015	December 31, 2014
Assets
Cash	$320,080	$129,473
Mortgage servicing rights ($814,450 and $93,901 carried at fair value)	1,341,067	1,913,992
Advances	572,942	893,914
Match funded advances	2,181,493	2,409,442
Loans held for sale ($276,581 and $401,120 carried at fair value)	352,398	488,612
Loans held for investment - reverse mortgages, at fair value	2,097,192	1,550,141
Receivables, net	379,279	270,596
Deferred tax assets, net	97,209	76,987
Premises and equipment, net	39,629	43,310
Other assets ($8,157 and $7,335 carried at fair value)	623,350	490,811
Total assets	$8,004,639	$8,267,278

Liabilities and Equity
Liabilities
Match funded liabilities	$1,741,122	$2,090,247
Financing liabilities ($2,569,217 and $2,058,693 carried at fair value)	2,743,670	2,258,641
Other secured borrowings	1,290,431	1,733,691
Senior unsecured notes	350,000	350,000
Other liabilities	734,386	793,534
Total liabilities	6,859,609	7,226,113

Commitments and Contingencies (Notes 19 and 20)

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 125,380,118 and 125,215,615 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,254	1,252
Additional paid-in capital	525,897	515,194
Retained earnings	617,286	530,361
Accumulated other comprehensive loss, net of income taxes	(2,380)	(8,413)
Total Ocwen stockholders’ equity	1,142,057	1,038,394
Non-controlling interest in subsidiaries	2,973	2,771
Total equity	1,145,030	1,041,165
Total liabilities and equity	$8,004,639	$8,267,278

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Servicing and subservicing fees	$396,983	$491,673	$843,524	$982,132
Gain on loans held for sale, net	45,132	38,836	89,636	82,823
Other revenues	21,136	22,565	40,535	39,380
Total revenue	463,251	553,074	973,695	1,104,335

Expenses
Compensation and benefits	105,843	110,602	210,987	216,239
Amortization of mortgage servicing rights	31,586	63,198	70,080	125,292
Servicing and origination	52,558	35,787	154,360	79,734
Technology and communications	41,260	39,997	80,611	76,973
Professional services	72,369	30,643	129,300	52,041
Occupancy and equipment	28,773	25,756	54,487	57,807
Other	19,863	39,480	30,785	86,571
Total expenses	352,252	345,463	730,610	694,657

Other income (expense)
Interest income	5,038	5,553	10,613	10,879
Interest expense	(124,897)	(136,207)	(244,293)	(276,080)
Gain on sale of mortgage servicing rights	30,306	—	56,712	—
Gain on extinguishment of debt	—	356	—	2,609
Other, net	(8,946)	(136)	(10,788)	1,794
Total other expense, net	(98,499)	(130,434)	(187,756)	(260,798)

Income before income taxes	12,500	77,177	55,329	148,880
Income tax expense	2,594	10,165	11,034	21,382
Net income	9,906	67,012	44,295	127,498
Net income attributable to non-controlling interests	(168)	(57)	(202)	(42)
Net income attributable to Ocwen stockholders	9,738	66,955	44,093	127,456
Preferred stock dividends	—	(582)	—	(1,163)
Deemed dividends related to beneficial conversion feature of preferred stock	—	(415)	—	(831)
Net income attributable to Ocwen common stockholders	$9,738	$65,958	$44,093	$125,462

Earnings per share attributable to Ocwen common stockholders
Basic	$0.08	$0.49	$0.35	$0.93
Diluted	$0.08	$0.48	$0.35	$0.91

Weighted average common shares outstanding
Basic	125,311,133	134,221,668	125,291,788	134,724,905
Diluted	127,152,479	137,705,793	127,076,178	138,423,012

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$9,906	$67,012	$44,295	$127,498

Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income (1)	5,615	370	6,033	978
Other	—	1	—	2
Total other comprehensive income, net of income taxes	5,615	371	6,033	980

Comprehensive income	15,521	67,383	50,328	128,478
Comprehensive income attributable to non-controlling interests	(168)	(57)	(202)	(42)
Comprehensive income attributable to Ocwen stockholders	$15,353	$67,326	$50,126	$128,436

(1)
Net of tax expense of $0.3 million and for the three months ended June 30, 2015 and $0.4 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. These losses are reclassified to Other, net in the unaudited Consolidated Statements of Operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2014	125,215,615	$1,252	$515,194	$530,361	$(8,413)	$2,771	$1,041,165
Net income	—	—	—	44,093	—	202	44,295
Cumulative effect of fair value election - Mortgage servicing rights, net of income taxes	—	—	—	42,846	—	—	42,846
Exercise of common stock options	85,173	1	508	—	—	—	509
Equity-based compensation and other	79,330	1	10,195	(14)	—	—	10,182
Other comprehensive income, net of income taxes		—	—	—	6,033	—	6,033
Balance at June 30, 2015	125,380,118	$1,254	$525,897	$617,286	$(2,380)	$2,973	$1,145,030

Balance at December 31, 2013	135,176,271	$1,352	$818,427	$1,002,963	$(10,151)	$—	$1,812,591
Net income	—	—	—	127,456	—	42	127,498
Preferred stock dividends ($18.75 per share)	—	—	—	(1,163)	—	—	(1,163)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(831)	—	—	(831)
Repurchase of common stock	(2,663,334)	(27)	(94,580)	—	—	—	(94,607)
Exercise of common stock options	244,000	3	1,036	—	—	—	1,039
Equity-based compensation and other	14,384	—	8,854	—	—	—	8,854
Non-controlling interest in connection with acquisition of controlling interest in Ocwen Structured Investments, LLC	—	—	—	—	—	2,526	2,526
Other comprehensive loss, net of income taxes	—	—	—	—	980	—	980
Balance at June 30, 2014	132,771,321	$1,328	$733,737	$1,128,425	$(9,171)	$2,568	$1,856,887

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the Six Months Ended June 30,	2015	2014

Cash flows from operating activities
Net income	$44,295	$127,498
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage servicing rights	70,080	125,292
Loss on valuation of mortgage servicing rights, at fair value	48,480	11,809
Impairment of mortgage servicing rights	1,608	—
Gain on sale of mortgage servicing rights	(56,712)	—
Realized and unrealized losses on derivative financial instruments	7,268	1,539
Provision for bad debts	24,686	52,564
Depreciation	8,420	10,846
Amortization of debt issuance costs	7,311	2,297
Gain on extinguishment of debt	—	(2,609)
(Gain) loss on sale of fixed assets	(1,095)	165
(Increase) decrease in deferred tax assets, net	(18,909)	16,547
Equity-based compensation expense	3,581	7,784
Gain on loans held for sale, net	(89,636)	(82,823)
Origination and purchase of loans held for sale	(2,314,488)	(4,501,731)
Proceeds from sale and collections of loans held for sale	2,517,096	4,422,560
Changes in assets and liabilities:
Decrease in advances and match funded advances	383,028	123,299
Increase in receivables and other assets, net	(29,957)	(1,022)
Decrease in other liabilities	(84,690)	(116,971)
Other, net	14,599	12,979
Net cash provided by operating activities	534,965	210,023

Cash flows from investing activities
Origination of loans held for investment – reverse mortgages	(530,402)	(357,104)
Principal payments received on loans held for investment - reverse mortgages	63,942	28,601
Purchase of mortgage servicing rights, net	(6,252)	(9,749)
Proceeds from sale of mortgage servicing rights	388,938	—
Acquisition of advances in connection with the purchase of mortgage servicing rights	—	(84,373)
Acquisition of advances in connection with the purchase of loans	—	(60,482)
Proceeds from sale of advances and match funded advances	128,821	—
Additions to premises and equipment	(8,038)	(5,092)
Proceeds from sale of premises and equipment	4,758	22
Cash paid to acquire ResCap Servicing Operations (a component of Residential Capital, LLC)	—	(54,220)
Net cash paid to acquire controlling interest in Ocwen Structured Investments, LLC	—	(7,833)
Distributions of capital from unconsolidated entities	—	6,572
Other	2,158	1,459
Net provided by (used in) investing activities	43,925	(542,199)

Cash flows from financing activities
Repayment of match funded liabilities	(349,125)	(292,297)
Proceeds from other secured borrowings	3,895,539	3,007,709
Repayments of other secured borrowings	(4,455,813)	(3,139,093)
Proceeds from issuance of senior unsecured notes	—	350,000
Payment of debt issuance costs	(18,610)	(6,417)
Proceeds from sale of mortgage servicing rights accounted for as a financing	—	123,551
Proceeds from sale of loans accounted for as a financing	532,856	381,579
Proceeds from sale of advances accounted for as a financing	—	81,828
Repurchase of common stock	—	(94,607)
Payment of preferred stock dividends	—	(1,163)
Proceeds from exercise of common stock options	413	1,176
Other	6,457	869
Net cash (used in) provided by financing activities	(388,283)	413,135

Net increase in cash	190,607	80,959
Cash at beginning of year	129,473	178,512
Cash at end of period	$320,080	$259,471

Supplemental non-cash investing and financing activities
Transfer of loans held for sale to loans held for investment	$—	$110,874

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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
We originate, purchase, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government insured (Federal Housing Authority (FHA) or Department of Veterans Affairs (VA) forward and reverse mortgages. The GSEs or Ginnie Mae guarantee our mortgage securitizations.
Note 1A — Business Environment and Other Uncertainties
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, liquidity and financing activities. We may be adversely impacted by the following, among other things:

•	Failure to maintain sufficient liquidity to operate our servicing and lending businesses;

•	Failure to comply with covenants;

•	Downgrades in our third-party servicer ratings; or

•	Regulatory actions against us.
We have been taking, and continue to take, steps to address these challenges and uncertainties, including those described in “-Recent Actions” below. In addition, we have been, and continue to, execute on our strategic plan to sell a significant portion of our Agency MSRs. We currently expect to receive approximately $950.0 million of proceeds from these transactions, subject in each case to necessary approvals and the satisfaction of closing conditions. We expect that the majority of such proceeds will be used for prepayments under our SSTL, which will significantly reduce our leverage.
We have been, and continue to, engage in communications with the ratings agencies and key stakeholders, including the GSEs, in connection with recent and planned future actions and developments, including the uncertainties identified above.
There can be no assurances that management’s recent and future actions will be successful in mitigating the above risks and uncertainties in our business.
Liquidity
Our ability to finance servicing advances is a significant factor that affects our liquidity. Our use of advance financing facilities is integral to our servicing advance financing strategy, as these advance financing facilities are necessary for us to meet our daily advance funding obligations under our servicing agreements. Our advance funding facilities have 364-day revolving periods. At June 30, 2015, we had $1.7 billion outstanding under these facilities. In the event we are unable to renew, replace or extend one or more of these advance funding facilities, repayment of the outstanding balance must begin at the end of the respective revolving period. In addition, we use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. All of our master repurchase and participation agreements for financing new loan originations have 364-day terms and are typically renewed annually. At June 30, 2015, we had $314.8 million outstanding under these financing arrangements.
To date, we have successfully renewed, replaced or extended all of our debt agreements prior to their scheduled maturity dates to the extent necessary to maintain adequate liquidity. In the event we are unable to renew, replace or extend any of our debt agreements, we may not have adequate sources of funding for our business. Due to the significant level of cash requirements related to servicing advances, we may not have sufficient levels of liquidity to fund our operations without our advance financing facilities. We typically require significantly more liquidity to meet our advance funding obligations than our available cash on hand.
Covenants
Under the terms of our existing debt agreements, we are subject to various qualitative and quantitative covenants.
As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, noncompliance with our covenants, nonpayment of principal or interest, material misrepresentations, the occurrence of material adverse change, insolvency, bankruptcy, certain material judgments and changes of control. Covenants and default provisions of this type are commonly found in debt agreements such as ours. Certain of these covenants and default provisions are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies. Our lenders can waive their contractual rights in the event of a default.
OLS, Homeward and Liberty are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, the Department of Housing and Urban Development (HUD), FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. To date, none of these agencies has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on our business.
Servicer Ratings
Moody’s Investors Service (Moody’s), Fitch Ratings Inc. (Fitch) Standard & Poor’s (S&P) and Morningstar, Inc. (Morningstar) rate us as a mortgage servicer. Maintaining minimum ratings from these agencies is important to the conduct of our loan servicing and lending businesses. Downgrades in servicer ratings could adversely affect our ability to finance servicing advances and our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.
Each of Moody’s, Fitch and S&P took action with respect to our servicer ratings in June 2015. Moody’s confirmed a number of our ratings and removed those ratings from review for downgrade. Fitch confirmed a number of our ratings and revised the outlook to positive from stable. S&P lowered a number of our ratings to below average and revised the outlook for these ratings to stable. Out of 4,053 non-Agency servicing agreements, 726 with $43.1 billion of unpaid principal balance (UPB) as of June 30, 2015 have minimum servicer ratings criteria. As a result of downgrades in our servicer ratings, termination rights have been triggered in 644 of these non-Agency servicing agreements. This represents approximately $36.9 billion in UPB as of June 30, 2015, or approximately 18% of our total non-Agency servicing portfolio. We have received notices terminating us as the servicer under four of our non-Agency servicing agreements due to rating downgrades. Pursuant to our servicing agreements, generally we are entitled to payment of accrued and unpaid servicing fees through the termination date as well as all advances and certain other previously unreimbursed amounts, although we lose the future servicing fee revenue. The financial impact of the termination of servicing under these four servicing agreements was immaterial to our financial condition and results of operations. We could be subject to further terminations, either as a result of recent servicer ratings downgrades or future adverse actions by rating agencies, which could have an adverse effect on our business, financing activities, financial condition and results of operations.
We have agreed to compensate New Residential Investment Corp. (NRZ) for certain increased costs that are the direct result of a downgrade of our S&P rating below “Average”. Such compensation shall not exceed $3.0 million for any calendar month or $36.0 million in the aggregate. We accrued $0.3 million at June 30, 2015 in connection with this agreement, and may incur costs in connection with this agreement in the future periods. Compensation related to this agreement is recorded as interest expense in the unaudited Consolidated Statements of Operations
Failure to maintain minimum servicer ratings could also adversely affect our ability to sell or fund servicing advances going forward, could affect the terms and availability of debt financing facilities that we may seek in the future, and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. Any such outcome could have a material adverse effect on our business, financing activities, financial condition and results of operations.
Regulatory Uncertainties
As a result of the current regulatory environment, we have faced, and expect to continue to face, increased regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. We have recently entered into a number of regulatory settlements which have significantly impacted our ability to grow our servicing portfolio and which subject us to ongoing monitoring or reporting. See Note 18 – Regulatory Requirements and Note 20 – Contingencies for further information regarding regulatory requirements, our recent regulatory settlements and regulatory-related contingencies.
We continue to work with our regulators, including the Consumer Financial Protection Bureau (CFPB) and state regulators and attorneys general, on enhancing our risk and compliance management systems and remediating deficiencies. We are currently unaware of any unresolved issues with state agencies that would have a material financial impact on us. We are not aware of, nor anticipating, any material fines, penalties or settlements from any such agencies. We are not aware of any pending or threatened actions to suspend or revoke any state licenses.
Recent Actions
To address the uncertainties set forth above, we have proactively engaged with our lenders and significant counterparties. Recent developments include the following:

•
On April 6, 2015, we amended the agreements governing our relationship with Home Loan Servicing Solutions, Ltd. (HLSS) in consideration for our consent to the assignment by HLSS to NRZ of all HLSS’ right, title and interest in, to and under our arrangements with HLSS (including the Rights to MSRs). Most notably, the amendment extended the term during which we are scheduled to be the servicer on loans underlying the Rights to MSRs (along with the associated economic benefits) for two additional years or until April 30, 2020, whichever is earlier, provided that such extension will not apply with respect to any servicing agreement that, as of the date that it was scheduled to terminate under our original agreements, is affected by an uncured termination event due to a downgrade of our servicer rating to below average or lower by S&P or to “SQ4” or lower by Moody’s. The amendment also imposed a two-year standstill (until April 6, 2017 and subject to certain conditions) on the rights of NRZ to replace us as servicer. References to NRZ in these unaudited consolidated financial statements include HLSS for periods prior to April 6, 2015 because, following HLSS’ sale of substantially all of its assets on April 6, 2015, NRZ, through its subsidiaries, is the owner of the Rights to MSRs and has assumed all rights and obligations under the associated agreements.

•
On April 17, 2015, we entered into an amendment to the SSTL facility agreement. Effective as of April 20, 2015, the amendment, among other things (1) removed, with respect to the 2014 fiscal year, the requirement that our financial statements and the related audit report must be unqualified as to going concern; and (2) extended the required time period for delivery of the 2014 audited financial statements to May 29, 2015. We subsequently delivered our 2014 audited financial statements prior to May 29, 2015 and with an audit report that was unqualified as to going concern.

•
On June 10, 2015, we refinanced and upsized an existing $400.0 million servicing advance financing facility. The facility was increased to $450.0 million with a revolving period term to June 2016. On June 26, 2015, the facility issued $225.0 million of secured investment grade fixed-rate term notes, reducing the facility revolving note commitment to $225.0 million.

•
We are engaged in discussions with global financial institutions for the refinancing of an existing $1.8 billion servicing advance facility and we currently expect to finalize the refinancing in the near term.

Note 1B - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2015. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Reclassifications
Within the Other income (expense) section of the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2014, we reclassified Interest income from Other, net to a separate line item to conform to the current year presentation.
Certain insignificant amounts in the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 have been reclassified to conform to the current year presentation. These reclassifications had no impact on our consolidated cash flows from operating, investing or financing activities.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the related disclosures in the accompanying notes. Such estimates and assumptions include, but are not limited to, those that relate to fair value measurements, the provision for potential losses that may arise from litigation proceedings, and representation and warranty and other indemnification obligations. In developing estimates and assumptions, management uses all available information; however, actual results could materially differ from those estimates and assumptions.
Income Taxes
In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, Interim Financial Reporting, and ASC 740-270, Income Taxes — Interim Reporting, at the end of each interim period, we are required to determine the best estimate of our annual effective tax rate and then apply that rate to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) in providing for income taxes on an interim period. However, in certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate, ASC 740-270 allows the actual effective tax rate for the interim period to be used in the interim period. For the second quarter ended June 30, 2015, we calculated our effective rate for the six months ended June 30, 2015 and applied that rate to the interim period results because we were unable to reasonably estimate our annual effective rate since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. We determined the historical method would not provide a reliable estimate for the fiscal three and six months ended June 30, 2015.
Recently Issued Accounting Standards
Business Combinations: Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (ASU 2015-08)
In May 2015, the FASB issued Accounting Standards Update (ASU) 2015-08, which removes references to the SEC’s Staff Accounting Bulletin (SAB) Topic 5.J on pushdown accounting from ASC 805-50, thereby conforming the FASB’s guidance on pushdown accounting with the SEC’s guidance on this topic. The SEC’s issuance of SAB No. 115 had superseded the guidance in SAB Topic 5.J in connection with the FASB’s November 2014 release of ASU 2014-17. ASU 2015-08 became effective for us upon issuance.
Our adoption of ASU 2015-08 on May 11, 2015 did not have a material impact on our consolidated financial condition or results of operations.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding during the three and six months ended June 30:

	Three Months		Six Months
	2015	2014	2015	2014
Proceeds received from securitizations	$1,415,952	$1,443,272	$2,486,724	$2,977,523
Servicing fees collected	8,229	9,140	19,093	14,334
Purchases of previously transferred assets, net of claims reimbursed	396	—	896	—
	$1,424,577	$1,452,412	$2,506,713	$2,991,857
In connection with these transfers, we retained MSRs of $9.8 million and $18.3 million during the three and six months ended June 30, 2015, respectively, and $9.8 million and $21.4 million during the three and six months ended June 30, 2014, respectively. We initially record the MSRs at fair value and subsequently account for them at amortized cost.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss including the unpaid principal balance (UPB) of the transferred loans at the dates indicated:

	June 30, 2015	December 31, 2014
Carrying value of assets:
Mortgage servicing rights, at amortized cost	$72,638	$82,542
Mortgage servicing rights, at fair value	509	2,840
Advances and match funded advances	713	1,236
UPB of loans transferred (1)	9,359,443	9,353,187
Maximum exposure to loss	$9,433,303	$9,439,805

(1)	The UPB of the loans transferred is the maximum exposure to loss under our standard representations and warranties obligations.
At June 30, 2015 and December 31, 2014, 5.9% and 5.1%, respectively, of the transferred residential loans that we service were 60 days or more past due. During the three and six months ended June 30, 2015, there were no charge-offs, net of recoveries, associated with these transferred loans.

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
At June 30, 2015 and December 31, 2014, we had HMBS-related borrowings of $2.0 billion and $1.4 billion and HECMs pledged as collateral to the pools of $2.1 billion and $1.6 billion, respectively.
Financings of Advances on Loans Serviced for Others
Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We consolidate these SPEs because we have determined that Ocwen is the primary beneficiary of the SPE. These SPEs issue debt supported by collections on the transferred advances, and we refer to this debt as Match funded liabilities.
We make the transfers to these SPEs under the terms of our advance financing facility agreements. We classify the transferred advances on our unaudited Consolidated Balance Sheets as Match funded advances and the related liabilities as Match funded liabilities. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by these entities can look only to the assets of the SPE for satisfaction of the debt and the debt is not recourse to Ocwen. The assets and liabilities of the advance financing SPEs are comprised solely of Match funded advances, Debt service accounts, Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation in our unaudited Consolidated Balance Sheets.
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

The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not carried, at fair value are as follows at the dates indicated:

		June 30, 2015		December 31, 2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$276,581	$276,581	$401,120	$401,120
Loans held for sale, at lower of cost or fair value (b)	3	75,817	75,817	87,492	87,492
Total Loans held for sale		$352,398	$352,398	$488,612	$488,612
Loans held for investment - Reverse mortgages, at fair value (a)	3	$2,097,192	$2,097,192	$1,550,141	$1,550,141
Advances and match funded advances (c)	3	2,754,435	2,754,435	3,303,356	3,303,356
Receivables, net (c)	3	379,279	379,279	270,596	270,596
Mortgage-backed securities, at fair value (a)	3	8,157	8,157	7,335	7,335

Financial liabilities:
Match funded liabilities (c)	3	$1,741,122	$1,741,122	$2,090,247	$2,090,247
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$1,987,998	$1,987,998	$1,444,252	$1,444,252
Financing liability - MSRs pledged (a)	3	581,219	581,219	614,441	614,441
Other (c)	3	174,453	161,806	199,948	189,648
Total Financing liabilities		$2,743,670	$2,731,023	$2,258,641	$2,248,341
Other secured borrowings:
Senior secured term loan (c)	2	$932,797	$933,214	$1,273,219	$1,198,227
Other (c)	3	357,634	357,634	460,472	460,472
Total Other secured borrowings		$1,290,431	$1,290,848	$1,733,691	$1,658,699

Senior unsecured notes (c)	2	$350,000	$327,250	$350,000	$321,563

Derivative financial instruments assets (liabilities) (a):
Interest Rate Lock Commitments (IRLCs)	2	$5,056	$5,056	$6,065	$6,065
Forward MBS trades	1	2,125	2,125	(2,854)	(2,854)
Interest rate caps	3	155	155	567	567

MSRs:
MSRs, at fair value (a)	3	$814,450	$814,450	$93,901	$93,901
MSRs, at amortized cost (c) (d)	3	526,617	648,840	1,820,091	2,237,703
Total MSRs		$1,341,067	$1,463,290	$1,913,992	$2,331,604

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

(d)
The balance at June 30, 2015 includes our impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a non-recurring basis. The carrying value of this stratum at June 30, 2015 was $143.7 million, net of a valuation allowance of $1.6 million.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis for the three and six months ended June 30, 2015 and 2014.

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended June 30, 2015
Beginning balance	$1,808,141	$(1,702,397)	$7,701	$(594,495)	$203	$897,797	$416,950
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	116	—	116
Issuances	295,131	(294,241)	—	—	—	30	920
Transfer from MSRs, at amortized cost	—	—	—	—	—	—	—
Sales	—	—	—	—	—	(68,072)	(68,072)
Settlements	(37,690)	37,812	—	13,276	—	—	13,398
	257,441	(256,429)	—	13,276	116	(68,042)	(53,638)
Total realized and unrealized gains and (losses):
Included in earnings	31,610	(29,172)	456	—	(164)	(15,305)	(12,575)
Included in Other comprehensive income	—	—	—	—	—	—	—
	31,610	(29,172)	456	—	(164)	(15,305)	(12,575)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$2,097,192	$(1,987,998)	$8,157	$(581,219)	$155	$814,450	$350,737

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended June 30, 2014
Beginning balance	$923,464	$(870,462)	$7,521	$(634,399)	$324	$110,826	$(462,726)
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	—	—
Issuances	180,445	(154,952)	—	—	—	—	25,493
Sales	—	—	—	—		—	—
Settlements	(14,572)	7,648	—	4,820	—	—	(2,104)
	165,873	(147,304)	—	4,820	—	—	23,389
Total realized and unrealized gains and (losses):
Included in earnings	18,289	(15,946)	(19)	—	(227)	(6,606)	(4,509)
Included in Other comprehensive income	—	—	—	—	—	—	—
	18,289	(15,946)	(19)	—	(227)	(6,606)	(4,509)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$1,107,626	$(1,033,712)	$7,502	$(629,579)	$97	$104,220	$(443,846)

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Six months ended June 30, 2015
Beginning balance	$1,550,141	$(1,444,252)	$7,335	$(614,441)	$567	$93,901	$(406,749)
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	116	—	116
Issuances	530,402	(532,856)	—	—	—	(1,139)	(3,593)
Transfer from MSRs, at amortized cost	—	—	—	—	—	839,157	839,157
Sales	—	—	—	—	—	(68,989)	(68,989)
Settlements (1)	(63,923)	63,797	—	33,222	—	—	33,096
	466,479	(469,059)	—	33,222	116	769,029	799,787
Total realized and unrealized gains and (losses): (2)
Included in earnings	80,572	(74,687)	822	—	(528)	(48,480)	(42,301)
Included in Other comprehensive income (loss)	—	—	—	—	—	—	—
	80,572	(74,687)	822	—	(528)	(48,480)	(42,301)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending Balance	$2,097,192	$(1,987,998)	$8,157	$(581,219)	$155	$814,450	$350,737

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Six months ended June 30, 2014
Beginning balance	$618,018	$(615,576)	$—	$(633,804)	$442	$116,029	$(514,891)
Purchases, issuances, sales and settlements:
Purchases	357,104	(381,579)	7,677	—	23	—	(16,775)
Issuances	—	—	—	—	—	—	—
Transfer from loans held for sale, at fair value	110,874	—	—	—	—	—	110,874
Sales	—	—	—	—	—	—	—
Settlements	(28,601)	13,035	—	4,225	—	—	(11,341)
	439,377	(368,544)	7,677	4,225	23	—	82,758
Total realized and unrealized gains and (losses):
Included in earnings	50,231	(49,592)	(175)	—	(368)	(11,809)	(11,713)
Included in Other comprehensive income (loss)	—	—	—	—	—	—	—
	50,231	(49,592)	(175)	—	(368)	(11,809)	(11,713)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$1,107,626	$(1,033,712)	$7,502	$(629,579)	$97	$104,220	$(443,846)

(1)
In the event of a transfer of servicing to another party related to Rights to MSRs we are required to reimburse NRZ, at predetermined contractual rates for the loss of servicing revenues. Settlements for Financing liability - MSRs pledged for the six months ended June 30, 2015 includes $2.2 million of such reimbursements during the three months ended March 31, 2015.

(2)	Total losses attributable to derivative financial instruments still held at June 30, 2015 were $0.5 million for the six months ended June 30, 2015.
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
The more significant assumptions used in the June 30, 2015 valuation include:

•	Life in years ranging from 6.42 to 10.25 (weighted average of 6.77);

•	Conditional repayment rate ranging from 4.91% to 53.75% (weighted average of 19.65%); and

•	Discount rate of 3.15%.
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
Third-party valuation experts generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model, in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, including risk premiums and liquidity adjustments. The models and related assumptions used by the valuation experts are owned and managed by them and, in many cases, the significant inputs used in the valuation techniques are not reasonably available to us. However, we have an internal understanding of the processes and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts. We believe that the procedures executed by the valuation experts, supported by our internal verification and analytical procedures, provide reasonable assurance that the prices used in our unaudited Consolidated Financial Statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.
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
The more significant assumptions used in the June 30, 2015 valuation include:

Weighted average prepayment speed	11.08%
Weighted average delinquency rate	13.94%
Advance financing cost	5-year swap
Interest rate for computing float earnings	5-year swap
Weighted average discount rate	9.55%
Weighted average cost to service (in dollars)	$95
We perform an impairment analysis based on the difference between the carrying amount and fair value after grouping the underlying loans into the applicable strata. Our strata are defined as conventional and government-insured.
Fair Value MSRs
MSRs carried at fair value are classified within Level 3 of the valuation hierarchy. The fair value is equal to the mid-point of the range of prices provided by third-party valuation experts, without adjustment, except in the event we have a potential or completed Ocwen sale, including transactions where we have executed letters of intent, in which case the fair value of the MSRs is carried at the estimated sale price. Fair value reflects actual Ocwen sale prices for orderly transactions where available in lieu of independent third-party valuations. Our valuation process includes discussions of bid pricing with the third-party valuation experts and presumably are contemplated along with other market-based transactions in their model validation.
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
The primary assumptions used in the June 30, 2015 valuation include:

	Agency	Non Agency
Weighted average prepayment speed	9.18%	16.68%
Weighted average delinquency rate	2.19%	29.99%
Advance financing cost	5-year swap	1ML plus 3.5%
Interest rate for computing float earnings	5-year swap	1ML
Weighted average discount rate	9.00%	15.29%
Weighted average cost to service (in dollars)	$72	$337

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
The more significant assumptions used in the June 30, 2015 valuation include:

•	Life in years ranging from 4.81 to 10.25 (weighted average of 5.48);

•	Conditional repayment rate ranging from 4.91% to 53.75% (weighted average of 19.65%); and

•	Discount rate of 2.38%.
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

The more significant assumptions used in determination of the price of the underlying MSRs at June 30, 2015 include:

Weighted average prepayment speed	17.17%
Weighted average delinquency rate	30.94%
Advance financing cost	1 ML plus 3.5%
Interest rate for computing float earnings	1ML
Weighted average discount rate	15.21%
Weighted average cost to service (in dollars)	$342
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
Other Secured Borrowings
The carrying value of secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. For the SSTL, we based the fair values at June 30, 2015 and December 31, 2014 on quoted prices in a market with limited trading activity.
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
We enter into forward mortgage-backed securities (MBS) trades to provide an economic hedge against changes in the fair value of residential forward and reverse mortgage loans held for sale that we carry at fair value. Forward MBS trades are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Forward contracts are actively traded in the market and we obtained unadjusted market quotes for these derivatives, thus they are classified within Level 1 of the valuation hierarchy.
In addition, we may use interest rate caps to minimize future interest rate exposures on variable rate debt issued on servicing advance financing facilities from increases in one-month LIBOR interest rates. The fair value for interest rate caps is based on counterparty market prices and adjusted for counterparty credit risk.
Note 4 — Sales of Advances and MSRs
In order to efficiently finance our assets, streamline our operations and generate liquidity, we sell MSRs, Rights to MSRs and servicing advances to market participants. We may retain the right to subservice loans when we sell MSRs. In connection with sales of Rights to MSRs, we retain legal ownership of the MSRs and continue to service the related mortgage loans until such time as all necessary consents to a transfer of the MSRs are received.

The following table provides a summary of MSRs and advances sold during the six months ended June 30, 2015:

	MSRs (1)	Advances and Match Funded Advances
Carrying value of assets sold	$528,190	$149,298
Gain (loss) on sale	56,712	—
Plus: Accrued expenses included in gain (loss) on sale	23,256	—
Sales price	608,158	149,298
Less:
Amount due from purchaser at June 30	135,414	20,477
Amount paid to purchasers for estimated representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and related indemnification obligations	83,806	—
Total net cash received	$388,938	$128,821

(1)	There were no MSR sales during the six months ended June 30, 2014. MSR sales in 2015 include the following:

•
On March 2, 2015, we signed a letter of intent with JPMorgan Chase & Co. for the sale of MSRs on a portfolio consisting of approximately 250,000 performing Agency loans owned by Fannie Mae with a total UPB of approximately $42.0 billion. On May 13, 2015, we signed a definitive agreement having obtained all necessary approvals. This transaction closed on June 1, 2015. In connection with this transaction, on April 17, 2015, we entered into a letter agreement with Fannie Mae pursuant to which we designated a portion of the expected proceeds as prepayments to secure against certain future obligations. These future obligations include repurchases, indemnifications and various fees. The total cash pre-payments are $15.4 million, including $3.2 million paid on April 27, 2015 with the remainder paid on June 1, 2015. Another $37.5 million of escrowed collateral was set aside on June 1, 2015 to secure potential future obligations not covered by the prepaid amount.

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

•
On March 24, 2015, we announced that OLS and Nationstar Mortgage LLC, an indirectly held, wholly owned subsidiary of Nationstar Mortgage Holdings Inc. (collectively, “Nationstar”), had agreed in principle to the sale of residential MSRs on a portfolio consisting of approximately 140,000 loans owned by Freddie Mac and Fannie Mae with a total UPB of approximately $24.9 billion. We closed on the sale of a portion of these MSRs, with a total UPB of approximately $2.7 billion, on April 30, 2015.

•	On March 31, 2015, OLS closed on a sale agreement with Nationstar for the sale of residential MSRs on a portfolio consisting of 76,000 performing loans owned by Freddie Mac with a UPB of $9.1 billion.

•
On May 1, 2015, OLS closed on a sale agreement with Seterus, Inc. for the sale of residential MSRs on a portfolio consisting of 17,000 primarily nonperforming loans owned by Fannie Mae with a UPB of $3.1 billion.

In 2012 and 2013, we sold rights to receive servicing fees, excluding ancillary income, with respect to certain non-Agency MSRs (Rights to MSRs) and the related servicing advances to HLSS (together with the sale of the related servicing advances, the NRZ/HLSS Transactions).
Pursuant to our agreements, NRZ has assumed the obligation to fund new servicing advances with respect to the Rights to MSRs. However, because we remain the servicer on the loans for which the Rights to MSRs have been sold, in the event NRZ were to fail to fulfill its advance funding obligations, as the servicer under our servicing agreements, we would be contractually obligated to fund such advances. At June 30, 2015, NRZ had outstanding advances of approximately $5.6 billion in connection with the Rights to MSRs.
The servicing fees payable under the servicing agreements underlying the Rights to MSRs are apportioned between NRZ and us as provided in our agreements with NRZ. NRZ retains a fee based on the UPB of the loans serviced, and OLS receives certain fees, including a performance fee based on servicing fees actually paid less an amount calculated based on the amount of servicing advances and cost of financing those advances. After the earlier of April 30, 2020 or eight years after the closing date of the sale of each tranche of Rights to MSRs to NRZ, the apportionment of these fees with respect to such tranche is subject to re-negotiation.
As it relates to the NRZ/HLSS Transactions, if and when such transfer of legal ownership occurs, OLS will subservice the loans pursuant to a subservicing agreement, as amended, with NRZ.

Beginning April 7, 2017, NRZ has a general right to direct us to transfer servicing of the servicing agreements underlying the Rights to MSRs that we have previously sold to NRZ provided that the transfer is subject to our continued right to be paid the servicing fees and other amounts payable under our agreements. An exception to the requirement that the transfer is subject to our continued right to payment under the transferred servicing agreement exists in circumstances where a termination event (as defined in our agreements with NRZ) occurs. In these circumstances, NRZ may direct us to use commercially reasonable efforts to transfer servicing under the affected servicing agreement and, following the transfer, we would no longer be entitled to receive future servicing fee revenue with respect to the transferred servicing agreement. Regarding NRZ’s rights upon a termination event resulting from an uncured servicer rating downgrade, NRZ has agreed to a standstill until April 7, 2017 unless they determine in good faith that a trustee intends to terminate servicing under an affected servicing agreement. In these circumstances, NRZ may direct us to use commercially reasonable efforts to transfer servicing under the affected servicing agreement and, following the transfer, we would no longer be entitled to receive future servicing fee revenue. All required third party consents would need to be obtained in connection with any servicing transfer.
To the extent servicing agreements underlying Rights to MSRs are terminated as a result of a termination event, NRZ is entitled to payment of an amount equal to a percentage of NRZ’s purchase price for the related Rights to MSRs (Liquidating Damages). We paid NRZ $2.2 million in Liquidated Damages through June 30, 2015 in connection with the termination of four servicing agreements underlying the Rights to MSRs.
The NRZ/HLSS Transactions are accounted for as financings. If and when transfer of legal ownership of the underlying MSRs occurs upon receipt of third-party consents, we would derecognize the related MSRs. Upon derecognition, any resulting gain or loss is deferred and amortized over the expected life of the related subservicing agreement. Until derecognition, we continue to recognize the full amount of servicing revenue and amortization of the MSRs.
The sales of the advances in connection with MSR sales, including the HLSS Transactions, meet the requirements for sale accounting, and the advances are derecognized from our consolidated financial statements at the servicing transfer date, or, in the case of advances sold in connection with the sale of Rights to MSRs at time of the sale.
In 2014, Ocwen sold advances related to certain FHA-insured mortgage loans to subsidiaries of NRZ. These advance sales did not qualify for sales treatment and were accounted for as financings.
Note 5 – Loans Held for Sale
Loans Held for Sale - Fair Value
Loans held for sale, at fair value, represent residential mortgage loans originated or purchased and held until sold to secondary market investors, such as the GSEs or other third parties. The following table summarizes the activity in the balance during the six months ended June 30:

	2015	2014
Beginning balance	$401,120	$503,753
Originations and purchases	2,002,503	2,636,800
Proceeds from sales	(2,137,272)	(2,649,366)
Principal collections	(5,185)	(6,609)
Transfers to loans held for investment - reverse mortgages	—	(110,874)
Gain on sale of loans	26,772	29,735
Other	(11,357)	6,896
Ending balance	$276,581	$410,335
At June 30, 2015, loans held for sale, at fair value with a UPB of $266.8 million were pledged to secure warehouse lines of credit in our Lending segment.

Loans Held for Sale - Lower of Cost or Fair Value
Loans held for sale, at lower of cost or fair value, include residential loans that we do not intend to hold to maturity. The following table summarizes the activity in the balance during the six months ended June 30:

	2015	2014
Beginning balance	$87,492	$62,907
Purchases	311,985	1,864,931
Proceeds from sales	(346,681)	(1,574,715)
Principal collections	(27,957)	(191,870)
Transfers to accounts receivable	(20,962)	(79,808)
Transfers to real estate owned	(1,583)	(209)
Gain on sale of loans	33,068	22,570
Decrease (increase) in valuation allowance	38,399	(14,380)
Other	2,056	2,082
Ending balance (1) (2)	$75,817	$91,508

(1)
At June 30, 2015 and June 30, 2014, the balances are net of valuation allowances of $14.7 million and $45.3 million, respectively. The decrease in the valuation allowance for the six months ended June 30, 2015 resulted principally from the reversal of $37.8 million of the allowance that was associated with loans that were sold to unrelated third parties during the six months ended June 30, 2015. This decrease was partly offset by an increase of $1.1 million in the allowance resulting from transfers from the liability for indemnification obligations for the initial valuation adjustment that we recognized on certain loans that we repurchased from Fannie Mae and Freddie Mac guaranteed securitizations. For the six months ended June 30, 2014, the increase in the allowance was principally the result of $13.9 million of such transfers from the liability for indemnification obligations.

(2)
At June 30, 2015 and June 30, 2014, the balances include $65.6 million and $44.2 million, respectively, of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations as part of our servicing obligations. Repurchased loans are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.

At June 30, 2015, Loans held for sale, at lower of cost or fair value with a UPB of $48.9 million were pledged to secure a warehouse line of credit in our Servicing segment.
In March 2014, we purchased delinquent FHA-insured loans with a UPB of $549.4 million out of Ginnie Mae guaranteed securitizations under the terms of a conditional repurchase option whereby as servicer we have the right, but not the obligation, to repurchase delinquent loans at par plus delinquent interest (the Ginnie Mae early buy-out (EBO) program). Immediately after their purchase, we sold the loans (the Ginnie Mae EBO Loans) and related advances to HLSS Mortgage LP for $612.3 million ($556.6 million for the Ginnie Mae EBO Loans and $55.7 million for the related servicing advances). We recognized a gain of $7.2 million on the sale of the loans.
On May 1, 2014, we purchased a second group of delinquent FHA-insured loans with a UPB of $451.0 million through the Ginnie Mae EBO program for $479.6 million, including delinquent interest. On May 2, 2014, we sold the Ginnie Mae EBO Loans to an unrelated third party for $462.5 million and recognized a gain of $1.3 million, including the value assigned to the retained MSRs. Separately, we sold $20.2 million of the advances related to these loans to HLSS SEZ LP. HLSS Mortgage LP and HLSS SEZ LP are now subsidiaries of NRZ.
The sales of advances to HLSS Mortgage LP and HLSS SEZ LP did not qualify for sales treatment and were accounted for as a financing. We refer to the purchase and sale of the Ginnie Mae EBO Loans and the sale of the related advances as the Ginnie Mae EBO Transactions.
In March 2015, we recognized a gain of $12.9 million on sales of loans with a total UPB of $42.7 million to an unrelated third party. In May 2015, we recognized a gain of $7.2 million on sales of a second group of loans with a total UPB of $33.0 million to an unrelated third party. We had repurchased these loans under the representation and warranty provisions of our contractual obligations to the GSEs as primary servicer of the loans.

Gain on Loans Held for Sale, Net
The following table summarizes the activity in Gain on loans held for sale, net, during the three and six months ended June 30:

	Three Months		Six Months
	2015	2014	2015	2014
Gain on sales of loans	$47,816	$48,539	$100,126	$103,501
Change in fair value of IRLCs	(4,461)	887	(1,011)	1,874
Change in fair value of loans held for sale	(5,630)	7,184	(10,548)	9,015
Loss (gain) on economic hedge instruments	7,648	(17,428)	1,539	(31,038)
Other	(241)	(346)	(470)	(529)
	$45,132	$38,836	$89,636	$82,823
Gains on loans held for sale, net include $9.8 million and $18.3 million for the three and six months ended June 30, 2015, respectively, representing the value assigned to MSRs retained on transfers of forward loans. For the three and six months ended June 30, 2014, gains attributed to retained MSRs were $9.8 million and $21.4 million, respectively.
Also included in Gains on loans held for sale, net are gains of $8.7 million and $13.0 million recorded during the three and six months ended June 30, 2015, respectively, on sales of repurchased Ginnie Mae loans, which are carried at the lower of cost or fair value. For the three and six months ended June 30, 2014, gains on sales of repurchased Ginnie Mae loans were $17.9 million and $40.7 million, respectively.
Fair value gains recognized in connection with sales of reverse mortgages into Ginnie Mae guaranteed securitizations are also included in Gains on loans held for sale, net and amounted to $35.4 million and $61.0 million for the three and six months ended June 30, 2015, respectively. Fair value gains for the three and six months ended June 30, 2014 were $14.8 million and $31.0 million, respectively.
Note 6 – Advances
Advances, net, which represent payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	June 30, 2015	December 31, 2014
Servicing:
Principal and interest	$95,140	$128,217
Taxes and insurance	325,550	467,891
Foreclosures, bankruptcy and other (1)	148,024	293,340
	568,714	889,448
Corporate Items and Other	4,228	4,466
	$572,942	$893,914

(1)	The balances at June 30, 2015 and December 31, 2014 are net of an allowance for losses of $59.5 million and $70.0 million, respectively.
The following table summarizes the activity in advances for the six months ended June 30:

	2015	2014
Beginning balance	$893,914	$890,832
Acquisitions	—	99,318
Transfers to match funded advances	—	(10,156)
Sales of advances	(132,859)	—
Collections of advances, net of new advances, and other	(188,113)	(34,185)
Ending balance	$572,942	$945,809

Note 7 – Match Funded Advances
Match funded advances on residential loans we service for others are comprised of the following at the dates indicated:

	June 30, 2015	December 31, 2014
Principal and interest	$1,206,236	$1,349,048
Taxes and insurance	783,375	847,064
Foreclosures, bankruptcy, real estate and other	191,882	213,330
	$2,181,493	$2,409,442
The following table summarizes the activity in match funded advances for the six months ended June 30:

	2015	2014
Beginning balance	$2,409,442	$2,552,383
Acquisitions	—	85,521
Transfers from advances	—	10,156
Sales of advances	(16,439)	—
Collections of pledged advances, net of new advances, and other	(211,510)	(130,483)
Ending balance	$2,181,493	$2,517,577
Note 8 – Mortgage Servicing
Mortgage Servicing Rights – Amortization Method
The following table summarizes the activity in the carrying value of amortization method servicing assets for the six months ended June 30. Amortization of mortgage servicing rights is reported net of the amortization of any servicing liabilities and includes the amount of charges we recognized to increase servicing liability obligations, if any.

	2015	2014
Beginning balance	$1,820,091	$1,953,352
Fair value election - transfer to MSRs carried at fair value (1)	(787,142)	—
Additions recognized in connection with business acquisitions	—	20,378
Additions recognized in connection with asset acquisitions	6,252	9,694
Additions recognized on the sale of mortgage loans	18,305	39,802
Sales	(459,201)	—
Servicing transfers and adjustments	—	(434)
	598,305	2,022,792
Amortization	(70,080)	(125,292)
Impairment	(1,608)	—
Ending balance	$526,617	$1,897,500

Estimated fair value at end of period	$648,840	$2,391,873

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

The following table summarizes the activity related to fair value servicing assets for the six months ended June 30:

	2015			2014
	Agency	Non-Agency	Total	Agency
Beginning balance	$93,901	$—	$93,901	$116,029
Fair value election - transfer from MSRs carried at amortized cost	—	787,142	787,142	—
Cumulative effect of fair value election	—	52,015	52,015	—
Sales	(68,144)	(845)	(68,989)	—
Servicing transfers and adjustments	—	(1,139)	(1,139)	—
Changes in fair value (1):
Changes in valuation inputs or other assumptions	(580)	—	(580)	(9,014)
Realization of expected future cash flows and other changes	(6,256)	(41,644)	(47,900)	(2,795)
Ending balance	$18,921	$795,529	$814,450	$104,220

(1)	Changes in fair value are recognized in Servicing and origination expense in the unaudited Consolidated Statements of Operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates or an improving housing market (as prepayments increase) and increase in periods of rising interest rates or deteriorating housing market (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of June 30, 2015 given hypothetical shifts in lifetime prepayments and yield assumptions:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(72,856)	$(151,695)
Discount rate (option-adjusted spread)	$(21,838)	$(41,170)

The sensitivity analysis measures the potential impact on fair values based on these hypothetical changes which in the case of our portfolio at June 30, 2015 are increased prepayment speeds and a decrease in the yield assumption.
Portfolio of Assets Serviced
The following table presents the composition of our primary servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents loans for which we own the MSRs while subservicing represents all other loans. The UPB of assets serviced for others are not included on our unaudited Consolidated Balance Sheets.

	Residential	Commercial	Total
UPB at June 30, 2015
Servicing (1)	$267,996,046	$—	$267,996,046
Subservicing	53,674,533	181,329	53,855,862
	$321,670,579	$181,329	$321,851,908
UPB at December 31, 2014
Servicing (1)	$361,288,281	$—	$361,288,281
Subservicing	37,439,446	149,737	37,589,183
	$398,727,727	$149,737	$398,877,464
UPB at June 30, 2014
Servicing (1)	$379,570,649	$—	$379,570,649
Subservicing	55,549,199	286,546	55,835,745
	$435,119,848	$286,546	$435,406,394

(1)
Includes primary servicing UPB of $151.2 billion, $160.8 billion and $166.1 billion at June 30, 2015, December 31, 2014 and June 30, 2014, respectively, for which the Rights to MSRs have been sold to NRZ.

Residential assets serviced includes foreclosed real estate. Residential assets serviced also includes small-balance commercial assets with a UPB of $2.0 billion, $2.3 billion and $2.4 billion at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. Commercial assets consist of large-balance foreclosed real estate.
A significant portion of the servicing agreements for our non-Agency servicing portfolio contain provisions where we could be terminated as servicer without compensation upon the failure of the serviced loans to meet certain portfolio delinquency or cumulative loss thresholds or in the event we fail to maintain required servicer ratings, among other provisions. As a result of the economic downturn of recent years, the portfolio delinquency and/or cumulative loss threshold provisions have been breached by many private-label securitizations in our non-Agency servicing portfolio. Terminations as servicer as a result of a breach of any of these provisions have been minimal. In the event we are terminated as servicer and the Rights to MSRs were sold we are obligated to compensate the NRZ. As a result of the transfer of servicing to another party during the three months ended March 31, 2015 related to Rights to MSRs we were required to reimburse NRZ $2.2 million in Liquidated Damages in accordance with our agreements.
Servicing Revenue
The following table presents the components of servicing and subservicing fees for the three and six months ended June 30:

	Three Months		Six Months
	2015	2014	2015	2014
Loan servicing and subservicing fees:
Servicing	$284,925	$355,665	$605,009	$707,487
Subservicing	28,157	30,609	58,614	64,334
	313,082	386,274	663,623	771,821
Home Affordable Modification Program (HAMP) fees	41,204	36,657	76,380	73,356
Late charges	20,273	32,533	44,395	69,368
Loan collection fees	8,930	8,624	18,494	16,918
Custodial accounts (float earnings)	1,901	1,683	3,797	3,404
Other	11,593	25,902	36,835	47,265
	$396,983	$491,673	$843,524	$982,132
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers, are held in escrow by an unaffiliated bank and are excluded from our unaudited consolidated balance sheet) amounted to $3.4 billion and $4.1 billion at June 30, 2015 and June 30, 2014, respectively.
Note 9 – Receivables
Receivables consisted of the following at the dates indicated:

	June 30, 2015	December 31, 2014
Servicing:
Government-insured loan claims (1)	$81,881	$52,955
Due from custodial accounts	59,660	11,627
Reimbursable expenses	25,073	32,387
Other servicing receivables (2)	188,549	29,516
	355,163	126,485
Income taxes receivable	15,217	68,322
Due from related parties (3)	—	58,892
Other receivables (4)	43,286	43,690
	413,666	297,389
Allowance for losses (1)	(34,387)	(26,793)
	$379,279	$270,596

(1)
At June 30, 2015 and December 31, 2014, the total allowance for losses includes $34.4 million and $26.8 million, respectively, related to receivables of our Servicing business. Allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) at June 30, 2015 and December 31, 2014 were $18.7 million and $10.0 million, respectively.

(2)	At June 30, 2015, other servicing receivables include $135.4 million related to sales of MSRs.

(3)	Entities that we reported as related parties at December 31, 2014 are no longer considered to be related parties, and amounts receivable from them are now reported within Other receivables.

(4)
At December 31, 2014, other receivables include $28.8 million related to losses to be indemnified under the terms of the Homeward merger agreement. On March 19, 2015, we reached an agreement with the former owner of Homeward for the final settlement of all indemnification claims under the merger agreement and received $38.1 million in cash.

Note 10 – Other Assets
Other assets consisted of the following at the dates indicated:

	June 30, 2015	December 31, 2014
Contingent loan repurchase asset (1)	$320,284	$274,265
Debt service accounts (2)	119,217	91,974
Prepaid expenses	70,118	17,957
Prepaid lender fees and debt issuance costs, net	47,347	31,337
Real estate	22,161	16,720
Prepaid income taxes	14,098	16,450
Mortgage backed securities	8,157	7,335
Derivatives, at fair value	7,054	6,065
Other	14,914	28,708
	$623,350	$490,811

(1)
In connection with the Ginnie Mae EBO Transactions, our agreements provide either that: (a) we have the right, but not the obligation, to repurchase previously transferred mortgage loans under certain conditions, including the mortgage loans becoming eligible for pooling under a program sponsored by Ginnie Mae, or (b) we have the obligation to repurchase previously transferred mortgage loans that have been subject to a successful trial modification before any permanent modification is made. Once these conditions are met, we have effectively regained control over the mortgage loan(s), and under GAAP, must re-recognize the loan on our consolidated balance sheets and establish a corresponding repurchase liability. With respect to those loans that we have the right, but not the obligation, to repurchase under the applicable agreement, this requirement applies regardless of whether we have any intention to repurchase the loan. We re-recognized mortgage loans in Other assets and the corresponding liability in Other liabilities.

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

Note 11 – Borrowings
Match Funded Liabilities
Match funded liabilities are comprised of the following at the dates indicated:

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	June 30, 2015	December 31, 2014
Ocwen Freddie Servicer Advance Receivables Trust Series 2012-ADV1 (4)	1ML (3) + 175 bps	Jun. 2017	Jun. 2015	$—	$—	$373,080
Ocwen Servicer Advance Funding (SBC) Note (5)	1ML + 300 bps	Dec. 2015	Dec. 2014	—	—	494

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	June 30, 2015	December 31, 2014
Advance Receivables Backed Notes, Series 2013-VF2, Class A	Cost of Funds + 191 bps (6)	Oct. 2045	Oct. 2015	124,969	439,031	519,634
Advance Receivables Backed Notes, Series 2013-VF2, Class B	Cost of Funds + 343 bps (7)	Oct. 2045	Oct. 2015	8,154	27,846	32,919
Advance Receivables Backed Notes - Series 2014-VF3, Class A	1ML + 175 bps (8)	Oct. 2045	Oct. 2015	133,123	466,877	552,553
Advance Receivables Backed Notes - Series 2014-VF4	1ML + 175 bps (9)	Oct. 2045	Oct. 2015	133,123	466,877	552,553
Total Ocwen Master Advance Receivables Trust (OMART)				399,369	1,400,631	1,657,659
Advance Receivables Backed Notes, Series 2014-VF1, Class A	Cost of Funds + 275 bps	Dec. 2045	Dec. 2015	39,514	25,947	21,192
Advance Receivables Backed Notes, Series 2014-VF1, Class B	Cost of Funds + 325 bps	Dec. 2045	Dec. 2015	—	16,907	13,598
Advance Receivables Backed Notes, Series 2014-VF1, Class C	Cost of Funds + 375 bps	Dec. 2045	Dec. 2015	—	12,732	10,224
Advance Receivables Backed Notes, Series 2014-VF1, Class D	Cost of Funds + 470 bps	Dec. 2045	Dec. 2015	—	17,400	14,000
Total Ocwen Servicer Advance Receivables Trust III (OSARTIII) (10)				39,514	72,986	59,014

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	June 30, 2015	December 31, 2014
Advance Receivables Backed Notes, Series 2015-VF1, Class A	1ML + 212.5 bps	Jun. 2046	Jun. 2016	182,495	33,918	—
Advance Receivables Backed Notes, Series 2015-VF1, Class B	1ML + 300 bps	Jun. 2046	Jun. 2016	—	3,883	—
Advance Receivables Backed Notes, Series 2015-VF1, Class C	1ML + 350 bps	Jun. 2046	Jun. 2016	—	1,968	—
Advance Receivables Backed Notes, Series 2015-VF1, Class D	1ML + 425 bps	Jun. 2046	Jun. 2016	—	2,736	—
Advance Receivables Backed Notes, Series 2015-T1, Class A	2.062%	Nov. 2045	Nov. 2015	—	57,100	—
Advance Receivables Backed Notes, Series 2015-T1, Class B	2.557%	Nov. 2045	Nov. 2015	—	5,400	—
Advance Receivables Backed Notes, Series 2015-T1, Class C	3.051%	Nov. 2045	Nov. 2015	—	1,900	—
Advance Receivables Backed Notes, Series 2015-T1, Class D	3.790%	Nov. 2045	Nov. 2015	—	5,600	—
Advance Receivables Backed Notes, Series 2015-T2, Class A	2.014%	Sep. 2045	Sep. 2015	—	127,200	—
Advance Receivables Backed Notes, Series 2015-T2, Class B	2.509%	Sep. 2045	Sep. 2015	—	12,600	—
Advance Receivables Backed Notes, Series 2015-T2, Class C	3.003%	Sep. 2045	Sep. 2015	—	3,600	—
Advance Receivables Backed Notes, Series 2015-T2, Class D	3.743%	Sep. 2045	Sep. 2015	—	11,600	—
Total Ocwen Freddie Advance Funding Facility (OFAF) (11)				182,495	267,505	—

				$621,378	$1,741,122	$2,090,247

Weighted average interest rate					2.52%	1.97%

(1)
The amortization date of our advance financing facilities is the date on which the revolving period ends under each advance financing facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. In each of our advance facilities, there are multiple notes outstanding. For each note, after the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.

(2)
Borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At June 30, 2015, $169.6 million of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged

(3)	1-Month LIBOR (1ML) was 0.19% and 0.17% at June 30, 2015 and December 31, 2014, respectively.

(4)	We repaid this facility in full in June 2015 from the proceeds of the OFAF facility.

(5)	We voluntarily terminated this facility on January 15, 2015.

(6)	The interest margin on this note is scheduled to increase to 215 bps on August 15, 2015 and to 239 bps on September 15, 2015.

(7)	The interest margin on this note is scheduled to increase to 386 bps on August 15, 2015 and to 429 bps on September 15, 2015.

(8)	The interest margin on this note is scheduled to increase to 200 bps on July 15, 2015, 225 bps on August 15, 2015 and to 250 bps on September 15, 2015.

(9)
The interest margin on this note was scheduled to increase to 200 bps on July 15, 2015, 225 bps on August 15, 2015 and to 250 bps on September 15, 2015. Effective July 1, 2015, the Series 2014-VF4 note was replaced by four notes - VF4 Class A with a maximum borrowing capacity of $515,076 and a margin of 154 bps; Class B with a maximum borrowing capacity of $20,744 and a margin of 200 bps; Class C with a maximum borrowing capacity of $24,614 and a margin of 275 bps; and Class D with a maximum borrowing capacity of $39,566 and a margin of 375 bps. However, the weighted average margin on the Series 2014-VF4 notes is limited to 175 bps.

(10)	Effective April 23, 2015, the maximum borrowing under this facility decreases by $6.3 million per month until it is reduced to $75.0 million.

(11)
We entered into this facility on June 10, 2015. Under the terms of the agreement, we must continue to borrow the full amount of the Series 2015-T1 and Series 2015-T2 term notes until the amortization date. If there is insufficient collateral to support the level of borrowing, the excess cash proceeds are not distributed to Ocwen but are held by the trustee, and interest expense continues to be based on the full amount of the term notes.

Pursuant to our agreements with NRZ, NRZ had assumed the obligation to fund new servicing advances with respect to the Rights to MSRs. We are dependent upon NRZ for financing of the servicing advance obligations for MSRs where we are the named servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to make pursuant to our agreements with them. As of June 30, 2015, we were the named servicer on Rights to MSRs sold to NRZ pertaining to approximately $151.2 billion in UPB and the associated outstanding servicing advances as of such date were approximately $5.6 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance financing obligations, our liquidity, financial condition and business could be materially and adversely affected. As the named servicer, we are contractually required under our servicing agreements to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances.
Although we were not an obligor or guarantor under NRZ’s advance financing facilities, we are a party to certain of the facility documents as the named servicer of the underlying loans on which advances are being financed. A purported owner of notes issued by one of NRZ’s advance financing facilities within recent months asserted in letters written to the indenture trustee that events of default have occurred under the indenture governing those notes based on alleged failures by us to comply with applicable laws and regulations and the terms of the servicing agreement to which the applicable servicing advances relate. While we have vigorously defended ourselves against these allegations, we have consented to an arrangement between NRZ and the indenture trustee for those notes that provides for a standstill for the indenture trustee to investigate the allegations of default during which the indenture trustee will not initiate a court proceeding. If an event of default were to be declared under this or any other advance financing facility used by NRZ, NRZ may not be able to perform under their agreements with us. As a result, our liquidity, financial condition and business could be materially and adversely affected. In addition, it is possible that NRZ might seek to take actions against us alleging that we bear responsibility for such outcomes, or alleging that we have breached representations and warranties made in connection with our sale of advances to NRZ, any of which could also materially and adversely affect us.
NRZ has amended the supplements pertaining to their variable funding notes under these advance financing facilities to extend the revolving periods and increase the aggregate commitments thereunder and to clarify, among other things, that the variable noteholders will not consider a violation of law or of relevant servicing agreements to constitute an event of default with respect to those notes unless they result in a material adverse effect on the collectability, timing of collection or value of the advance receivables. The amendments also provide that the variable noteholders will not consider the allegations made by the purported owner of the notes to constitute a violation of funding conditions and have agreed to continue to fund draws on the facility including, if necessary, to refinance the outstanding term notes under the facility. In addition, if the outstanding term notes are refinanced the variable noteholders have agreed that they shall not consider the allegations made by the purported owner of the notes to constitute an event of default.

Financing Liabilities
Financing liabilities are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	June 30, 2015	December 31, 2014
Servicing:
Financing liability – MSRs pledged	MSRs	(1)	(1)	$581,219	$614,441
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (2)	MSRs	(2)	Feb. 2028	103,422	111,459
Financing Liability – Advances Pledged (3)	Advances on loans	(3)	(3)	71,031	88,489
				755,672	814,389

Lending:
HMBS-related borrowings (4)	Loans held for investment (LHFI)	1ML + 246 bps	(4)	1,987,998	1,444,252

				$2,743,670	$2,258,641

(1)
This financing liability arose in connection with the NRZ/HLSS Transactions and has no contractual maturity. The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows underlying the related MSRs.

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

(3)	Certain sales of advances in 2014 did not qualify for sales accounting treatment and were accounted for as a financing.

(4)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.
Other Secured Borrowings
Other secured borrowings are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	Available Borrowing Capacity	June 30, 2015	December 31, 2014
Servicing:
SSTL (1)	(1)	1-Month Euro-dollar rate + 375 bps with a Eurodollar floor of 125 bps (1)	Feb. 2018	$—	$936,135	$1,277,250
Repurchase agreement (2)	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Jul. 2015	7,132	42,868	32,018
				7,132	979,003	1,309,268

Borrowings	Collateral	Interest Rate	Maturity	Available Borrowing Capacity	June 30, 2015	December 31, 2014
Lending:
Master repurchase agreement (3)	LHFS	1ML + 175 bps	Jul. 2015	—	172,270	208,010
Participation agreement (4)	LHFS	N/A	Apr. 2016	—	14,401	41,646
Participation agreement (5)	LHFS	N/A	Apr. 2016	—	69,175	196
Master repurchase agreement (6)	LHFS	1ML + 175 - 275 bps	Jul. 2015	—	—	102,073
Master repurchase agreement (7)	LHFI	1ML + 275bps	Jul. 2015	3,900	33,600	52,678
Mortgage warehouse agreement (8)	LHFI	1ML + 275 bps; floor of 350 bps	Jul. 2015	—	25,320	23,851
				3,900	314,766	428,454

				11,032	1,293,769	1,737,722
Discount (1)				—	(3,338)	(4,031)
				$11,032	$1,290,431	$1,733,691

Weighted average interest rate					4.37%	4.33%

(1)	On March 2, 2015, we entered into an amendment to the SSTL facility agreement. Among other things, the amendment:

•
eliminates the dollar cap on the general asset sale basket and requires Ocwen to use 75% of the net cash proceeds from permitted asset sales under such general asset basket to prepay the loans under the SSTL and, subject to certain conditions, permits Ocwen to use the remaining 25% of such net cash proceeds to reinvest in assets used in the business of OLS and its subsidiaries within 120 days of receipt thereof (subject to an extension of up to 90 days if a binding agreement is entered into within such 120 days); and

•	increases the quarterly covenant levels of the corporate leverage ratio to 3.5-to-1 for the fiscal quarter ended March 31, 2015 and thereafter.

(2)	Under this repurchase agreement, the lender provides financing on a committed basis for $50.0 million and, at the discretion of the lender, on an uncommitted basis for an additional $50.0 million.

(3)
Under this repurchase agreement, the lender provides financing on a committed basis for $150.0 million and, at the discretion of the lender, on an uncommitted basis for an additional $150.0 million. The maturity of this facility has been extended to August 28, 2015.

(4)
Under this participation agreement, the lender provides financing for $100.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. On April 16, 2015, the maximum borrowing capacity was increased to $100.0 million.

(5)
Under this participation agreement, the lender provides financing for $150.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement.

(6)	On April 16, 2015, this facility was voluntarily terminated.

(7)	On April 16, 2015, the maximum borrowing capacity under this agreement was reduced to $37.5 million.

(8)	Borrowing capacity of $60.0 million under this facility is available at the discretion of the lender. On July 22, 2015, the maturity of this facility was extended to August 26, 2015.
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
In connection with our issuance of the Senior Unsecured Notes, we incurred certain costs that we capitalized and are amortizing over the period from the date of issuance to May 15, 2019. The unamortized balance of these issuance costs was $5.2 million at June 30, 2015.
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

Financial covenants in our debt agreements require that we maintain, among other things:

•	a specified interest coverage ratio, which is defined under our SSTL as the ratio of four quarter adjusted EBITDA to four quarter interest expense (each as defined therein);

•	a specified corporate leverage ratio, which is defined under our SSTL as consolidated corporate debt to four quarter adjusted EBITDA (each as defined therein);

•	a specified consolidated total debt to consolidated tangible net worth ratio;

•	a specified loan to collateral value ratio, as defined under our SSTL; and

•	specified levels of consolidated tangible net worth, liquidity and at the OLS level, net operating income.
As of June 30, 2015, the most restrictive consolidated tangible net worth requirement was $630.0 million plus 65% of quarterly net income, without adjustment for quarterly net losses, beginning with the three months ended December 31, 2012. The required consolidated tangible net worth in connection with this agreement was $985.7 million at June 30, 2015.
As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, noncompliance with our covenants, nonpayment of principal or interest, material misrepresentations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and changes of control. Covenants and default provisions of this type are commonly found in debt agreements such as ours. Certain of these covenants and default provisions are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations and other legal remedies. Our lenders can waive their contractual rights in the event of a default.
We believe that we are in compliance with all of the qualitative and quantitative covenants in our debt agreements as of the date of these financial statements.

Note 12 – Other Liabilities
Other liabilities were comprised of the following at the dates indicated:

	June 30, 2015	December 31, 2014
Contingent loan repurchase liability (1)	$320,284	$274,265
Accrued expenses	149,896	142,592
Liability for indemnification obligations	87,063	132,918
Due to related parties (2)	—	55,585
Payable to loan servicing and subservicing investors	30,131	67,722
Liability for selected tax items	29,445	28,436
Checks held for escheat	13,756	18,513
Other	103,811	73,503
	$734,386	$793,534

(1)
In connection with the Ginnie Mae EBO Transactions, we have re-recognized certain loans on our consolidated balance sheets and establish a corresponding repurchase liability regardless of our intention to repurchase the loan.

(2)	Entities that we reported as related parties at December 31, 2014 are no longer considered to be related parties, and amounts payable to them are now reported within Other.
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
The following table summarizes the changes in the notional balances of our holdings of derivatives during the six months ended June 30, 2015:

	IRLCs	Forward MBS Trades (1)	Interest Rate Caps	Interest Rate Swaps
Beginning notional balance	$239,406	$703,725	$1,729,000	$—
Additions	2,791,259	5,440,504	225,000	450,000
Amortization	—	—	(198,000)	—
Maturities	(2,352,943)	(2,877,370)	—	—
Terminations	(327,652)	(2,617,646)	—	(450,000)
Ending notional balance	$350,070	$649,213	$1,756,000	$—

Fair value of derivative assets (liabilities) at:
June 30, 2015	$5,056	$2,125	$155	$—
December 31, 2014	$6,065	$(2,854)	$567	$—

Maturity	July 2015 - Sept. 2015	Aug. 2015 - Sept. 2015	Nov. 2016 - Oct. 2017	N/A

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
Interest Rate Lock Commitments
A loan commitment binds us (subject to the loan approval process) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. The borrower is not obligated to obtain the loan, thus we are subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Our interest rate exposure on these derivative loan commitments is hedged with freestanding derivatives such as forward contracts. We enter into forward contracts with respect to both fixed and variable rate loan commitments.
The following summarizes our open derivative positions at June 30, 2015 and the gains (losses) on all derivatives used in each of the identified hedging programs for the year to date period then ended. None of the derivatives was designated as a hedge for accounting purposes at June 30, 2015:

Purpose	Expiration Date	Notional Amount	Fair Value (1)	Gains / (Losses)	Consolidated Statements of Operations Caption
Interest rate risk of borrowings
Interest rate caps (2)	Nov. 2016 - Oct. 2017	$1,756,000	$155	$(528)	Other, net
Interest rate risk of mortgage loans held for sale and of IRLCs
Forward MBS trades	Aug. 2015 - Sept. 2015	649,213	2,125	1,539	Gain on loans held for sale, net
IRLCs	July 2015 - Sept. 2015	350,070	5,056	(1,011)	Gain on loans held for sale, net
Total derivatives			$7,336	$—

(1)	Derivatives are reported at fair value in Receivables, Other assets or in Other liabilities on our unaudited Consolidated Balance Sheets.

(2)	To hedge the effect of changes in 1ML on advance funding facilities.

Included in AOCL at June 30, 2015 and 2014, respectively, were $2.4 million and $9.6 million of deferred unrealized losses, before taxes of $0.1 million and $0.5 million, respectively, on interest rate swaps that we designated as cash flow hedges. Changes in AOCL during the six months ended June 30 were as follows:

	2015	2014
Beginning balance	$8,413	$10,151

Losses on terminated hedging relationships amortized to earnings	(6,393)	(1,171)
Decrease in deferred taxes on accumulated losses on cash flow hedges	360	193
Decrease in accumulated losses on cash flow hedges, net of taxes	(6,033)	(978)

Other, net of taxes	—	(2)
Ending balance	$2,380	$9,171
As of June 30, 2015, amortization of accumulated losses on cash flow hedges from AOCL to Other income (expense), net is projected to be $0.3 million during the next twelve months. To the extent we sell the MSRs to which the accumulated losses on cash flow hedges applied, a proportionate amount of the remaining unamortized accumulated losses associated with the MSRs sold is recognized in earnings at that time.
Other income (expense), net, includes the following related to derivative financial instruments for the three and six months ended June 30:

	Three Months		Six Months
	2015	2014	2015	2014
Losses on economic hedges	$(164)	$(227)	$(875)	$(368)
Write-off of losses in AOCL for a discontinued hedge relationship	(5,950)	(392)	(6,393)	(1,171)
	$(6,114)	$(619)	$(7,268)	$(1,539)
Note 14 – Interest Expense
The following table presents the components of interest expense for the three and six months ended June 30:

	Three months		Six Months
	2015	2014	2015	2014
Financing liabilities (1) (2)	$74,066	$93,456	$147,891	$193,685
Other secured borrowings	25,710	20,282	48,625	41,568
Match funded liabilities	15,674	15,349	29,955	31,665
6.625% Senior unsecured notes	6,651	3,326	12,780	3,326
Other	2,796	3,794	5,042	5,836
	$124,897	$136,207	$244,293	$276,080

(1)	Includes interest expense related to financing liabilities recorded in connection with the NRZ/HLSS Transactions as indicated in the table below.

	Three months		Six Months
	2015	2014	2015	2014
Servicing fees collected on behalf of NRZ	$175,108	$185,797	$355,405	$375,021
Less: Subservicing fee retained by Ocwen	89,991	90,851	181,205	181,675
Net servicing fees remitted to NRZ	85,117	94,946	174,200	193,346
Less: Reduction in financing liability	13,276	4,820	30,999	4,224
Interest expense on NRZ financing liability	$71,841	$90,126	$143,201	$189,122

(2)	Interest expense that we expect to be paid on the HMBS-related borrowings is included with net fair value gains in Other revenues.

Note 15 – Basic and Diluted Earnings per Share
Basic earnings per share excludes common stock equivalents and is calculated by dividing net income attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted earnings per share by dividing net income attributable to Ocwen, as adjusted to add back any preferred stock dividends, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and preferred stock. The following is a reconciliation of the calculation of basic earnings per share to diluted earnings per share for the three and six months ended June 30:

	Three Months		Six Months
	2015	2014	2015	2014
Basic earnings per share:
Net income attributable to Ocwen common stockholders	$9,738	$65,958	$44,093	$125,462

Weighted average shares of common stock	125,311,133	134,221,668	125,291,788	134,724,905

Basic earnings per share	$0.08	$0.49	$0.35	$0.93

Diluted earnings per share:
Net income attributable to Ocwen common stockholders	$9,738	$65,958	$44,093	$125,462
Preferred stock dividends (1)	—	—	—	—
Adjusted net income attributable to Ocwen	$9,738	$65,958	$44,093	$125,462

Weighted average shares of common stock	125,311,133	134,221,668	125,291,788	134,724,905
Effect of dilutive elements:
Preferred stock (1)	—	—	—	—
Stock options	1,830,496	3,479,499	1,777,888	3,693,916
Common stock awards	10,850	4,626	6,502	4,191
Dilutive weighted average shares of common stock	127,152,479	137,705,793	127,076,178	138,423,012

Diluted earnings per share	$0.08	$0.48	$0.35	$0.91

Stock options and common stock awards excluded from the computation of diluted earnings per share:
Anti-dilutive (2)	1,846,374	50,000	1,928,638	25,000
Market-based (3)	924,438	272,500	924,438	272,500

(1)
Prior to the conversion of our remaining preferred stock into common stock in July 2014, we computed the effect on diluted earnings per share using the if-converted method. For purposes of computing diluted earnings per share, we assume the conversion of the preferred stock into shares of common stock unless the effect is anti-dilutive. Conversion of the preferred stock was not assumed for the three and six months ended June 30, 2014 because the effect would have been antidilutive.

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
Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
Three months ended June 30, 2015
Revenue (1)	$423,207	$39,312	$755	$(23)	$463,251

Expenses (1) (2)	284,413	26,586	41,276	(23)	352,252

Other income (expense):
Interest income	686	3,547	805	—	5,038
Interest expense	(116,101)	(2,163)	(6,633)	—	(124,897)
Other (1)	21,200	335	(175)	—	21,360
Other income (expense), net	(94,215)	1,719	(6,003)	—	(98,499)

Income (loss) before income taxes	$44,579	$14,445	$(46,524)	$—	$12,500

Three months ended June 30, 2014
Revenue (1)	$520,480	$31,166	$1,467	$(39)	$553,074

Expenses (1) (2)	298,101	27,164	20,237	(39)	345,463

Other income (expense):
Interest income	463	4,282	807	—	5,552
Interest expense	(130,630)	(2,219)	(3,358)	—	(136,207)
Other (1)	(684)	988	(83)	—	221
Other income (expense), net	(130,851)	3,051	(2,634)	—	(130,434)

Income (loss) before income taxes	$91,528	$7,053	$(21,404)	$—	$77,177

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Six months ended June 30, 2015
Revenue	$894,332	$77,059	$2,362	$(58)	$973,695

Expenses (1)	622,325	50,372	57,971	(58)	730,610

Other income (expense):
Interest income	2,057	7,143	1,413	—	10,613
Interest expense	(226,730)	(4,802)	(12,761)	—	(244,293)
Other	43,966	1,401	557	—	45,924
Other income (expense), net	(180,707)	3,742	(10,791)	—	(187,756)

Income (loss) before income taxes	$91,300	$30,429	$(66,400)	$—	$55,329

Six months ended June 30, 2014
Revenue	$1,041,302	$59,933	$3,180	$(80)	$1,104,335

Expenses (1)	606,033	58,629	30,075	(80)	694,657

Other income (expense):
Interest income	902	8,291	1,686	—	10,879
Interest expense (2)	(267,016)	(5,670)	(3,394)	—	(276,080)
Other	(1,004)	3,707	1,700	—	4,403
Other income (expense), net	(267,118)	6,328	(8)	—	(260,798)

Income (loss) before income taxes	$168,151	$7,632	$(26,903)	$—	$148,880

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
June 30, 2015	$5,033,690	$2,380,776	$590,173	$—	$8,004,639

December 31, 2014	$5,881,862	$1,963,729	$421,687	$—	$8,267,278

June 30, 2014	$6,260,835	$1,565,389	$538,678	$—	$8,364,902

(1)	Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered.

(2)	Depreciation and amortization expense are as follows:

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
For the three months ended June 30, 2015
Depreciation expense	$513	$92	$3,470	$4,075
Amortization of mortgage servicing rights	31,499	87	—	31,586
Amortization of debt discount	337	—	—	337
Amortization of debt issuance costs	3,183	—	373	3,556

For the three months ended June 30, 2014
Depreciation expense	$2,643	$32	$2,631	$5,306
Amortization of mortgage servicing rights	62,794	404	—	63,198
Amortization of debt discount	330	—	—	330
Amortization of debt issuance costs	1,040	—	170	1,210

For the six months ended June 30, 2015
Depreciation expense	$1,042	$197	$7,181	$8,420
Amortization of mortgage servicing rights	69,903	177	—	70,080
Amortization of debt discount	693	—	—	693
Amortization of debt issuance costs	6,606	—	705	7,311

For the six months ended June 30, 2014
Depreciation expense	$5,463	$138	$5,245	$10,846
Amortization of mortgage servicing rights	124,574	519	199	125,292
Amortization of debt discount	661	—	—	661
Amortization of debt issuance costs	2,127	—	170	2,297
Note 17 – Related Party Transactions
Ocwen’s former Executive Chairman, William C. Erbey, also formerly served as chairman of the boards of Altisource Portfolio Solutions, S.A. (Altisource), HLSS, Altisource Residential Corporation (Residential) and Altisource Asset Management Corporation (AAMC). As a result, he had obligations to Ocwen as well as to Altisource, HLSS, Residential and AAMC. Effective January 16, 2015, Mr. Erbey resigned as an officer and director of Ocwen. Effective on that same date, Mr. Erbey also resigned from the boards of Altisource, HLSS, Altisource Residential and AAMC. Following his retirement, effective as of January 16, 2015, Mr. Erbey has no directorial, management, oversight, consulting or any other role at Ocwen, and we are expressly prohibited from providing any non-public information about Ocwen to Mr. Erbey pursuant to our settlement with the NY DFS. As a result of these and other relevant facts and circumstances, we believe that from and after January 17, 2015 Mr. Erbey does not possess the power, direct or indirect, to direct or cause the direction of our management and policies and, accordingly, we do not consider Altisource, HLSS, Residential or AAMC to be related parties. Revenues and expenses related to these agreements for the period from January 1 to January 16, 2015 are not significant and have not been disclosed. Absent a change in circumstances, we do not expect that we will consider any of these entities to be related parties in future periods.

The following table summarizes revenues and expenses related to our agreements with Altisource, HLSS (prior to the sale of its assets to NRZ), AAMC and Residential (and, as applicable, their subsidiaries) for the 2014 periods presented and the amounts receivable or payable at December 31, 2014. See Note 19 — Commitments for additional discussion of our long-term agreements with Altisource and Residential. See Note 4 — Sales of Advances and MSRs, Note 5 – Loans Held for Sale, Note 8 – Mortgage Servicing and Note 11 – Borrowings for additional discussion of the HLSS and EBO transactions.

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Revenues and Expenses:
Altisource agreements
Revenues	$10,792	$19,291
Expenses	22,909	42,031
HLSS support services agreement
Revenues	$209	$374
Expenses	783	1,245
AAMC support services and facilities agreements
Revenues	$316	$701
Residential servicing agreement
Revenues	$5,342	$7,490

Net Receivable (Payable)	December 31, 2014
Altisource	$(4,909)
HLSS	7,884
AAMC	232
Residential	100
$3,307
Note 18 – Regulatory Requirements
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the CFPB, HUD, SEC and various state agencies that license, audit and conduct examinations of our mortgage servicing, origination and collection activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing monitoring or reporting. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to the policies, procedures and practices of our mortgage servicing, origination and collection activities. The GSEs and their conservator, the Federal Housing Finance Authority (FHFA), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
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
We must comply with a large number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Equal Credit Opportunity Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and state foreclosure laws. These statutes apply to loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced. The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential real estate lenders and servicers.
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
Our OLS, Homeward and Liberty subsidiaries are licensed to originate and/or service forward and reverse mortgage loans in the jurisdictions in which they operate. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which in some cases include the requirement to provide audited financial statements as well as other financial and non-financial requirements. Our licensed entities are also subject to minimum net worth requirements in connection with these licenses. These minimum net worth requirements are unique to each state and type of license. Failure to meet these minimum capital requirements or to satisfy any of the other requirements to which our licensed subsidiaries are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or ultimately a revocation of a license, any of which could have an adverse impact on our results of operations and financial condition. The most restrictive of these requirements is based on the outstanding UPB of our owned and subserviced portfolio and was $616.4 million at June 30, 2015. We believe our licensed subsidiaries are currently in compliance with all of their capital requirements.
OLS, Homeward and Liberty are also parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at June 30, 2015. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on our business.
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

Note 19 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $786.2 million at June 30, 2015. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $334.4 million and $15.6 million in connection with our forward and reverse interest rate lock commitments outstanding at June 30, 2015.
Long Term Contracts
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
Ocwen and OMS are parties to a Services Agreement, a Technology Products Services Agreement, an Intellectual Property Agreement and a Data Center and Disaster Recovery Services Agreement with Altisource. Under the Services Agreements, Altisource provides various business process outsourcing services, such as valuation services and property preservation and inspection services, among other things. Altisource provides certain technology products and support services under the Technology Products Services Agreements and the Data Center and Disaster Recovery Services Agreements. These agreements expire August 31, 2025. Ocwen and Altisource have also entered into a master services agreement pursuant to which Altisource provides certain loan origination services to Homeward and Liberty, and a general referral fee agreement pursuant to which Ocwen receives referral fees which are paid out the commission that would otherwise be paid to Altisource as the selling broker in connection with real estate sales services provided by Altisource. A Data Access and Services Agreement under which we agreed to make available to Altisource certain data from Ocwen’s servicing portfolio in exchange for a per asset fee was terminated on March 31, 2015. Amounts incurred or received in connection with the above agreements for periods prior to January 1, 2015 are disclosed in Note 17 – Related Party Transactions.
Certain services provided by Altisource under these agreements are charged to the borrower and/or mortgage loan investor. Accordingly, such services, while derived from our loan servicing portfolio, are not reported as expenses by Ocwen. These services include residential property valuation, residential property preservation and inspection services, title services and real estate sales.
We have also entered into Support Services Agreements with Altisource setting forth certain services that Altisource and Ocwen may provide to each other in such areas as human resources, corporate services, Six Sigma, quality assurance, quantitative analytics, treasury, accounting, tax matters and strategic planning. These Support Services Agreements run through October 2017 and September 2018, respectively, with automatic one-year renewals thereafter. Beginning April 1, 2015, the only services that are regularly provided under these Support Services Agreements are corporate services such as facilities management and mailroom support services and vendor procurement for information technology and facilities.
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
In view of the inherent difficulty of predicting the outcome of any threatened or pending legal proceedings, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, we generally cannot predict what the eventual outcome of such proceedings will be, what the timing of the ultimate resolution will be, or what the eventual loss, if any, will be. Any material adverse resolution could materially and adversely affect our business, reputation, financial condition and results of operations.
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our losses can be reasonably estimated, we record an accrual for the losses. Excluding expenses of internal or external legal counsel, we have accrued $16.7 million as of June 30, 2015 for losses relating to threatened and pending litigation pertaining to our mortgage servicing practices that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation pertaining to our mortgage servicing practices that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at June 30, 2015.
Following our announcement on August 12, 2014 that we intended to restate our financial statements for the fiscal year ended December 31, 2013 and the quarter ended March 31, 2014, and amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, putative securities fraud class action lawsuits have been filed against Ocwen and certain of its officers and directors regarding such restatements and amendments. Those lawsuits have been consolidated and are pending in federal court in Florida. After Ocwen signed a Consent Order with the NYDFS on December 22, 2014, the consolidated class action complaint was amended to include allegations relating to that Consent Order and other matters. In January 2015, Ocwen was named as a defendant in a separate consolidated securities fraud class action that has been brought on behalf of a putative class of Altisource shareholders. Ocwen and the other defendants intend to vigorously defend against these lawsuits. Additional lawsuits may be filed and, at this time, Ocwen is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential impact they may have on us or our operations. If our efforts to defend these lawsuits are not successful, our business, financial condition and results of operations could be adversely affected.
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
New York Department of Financial Services
Effective December 19, 2014, Ocwen reached a settlement with the NY DFS related to these matters and entered into a consent order (the NY Consent Order) with the NY DFS to reflect such settlement. The settlement included monetary and non-monetary provisions including the payment of a civil monetary penalty of $100.0 million and restitution in the amount of $50.0 million to certain New York borrowers. Non-monetary provisions include: the appointment of an independent Operations Monitor who will among other responsibilities, review and assess the adequacy and effectiveness of our operations, including providing periodic reporting on findings and progress, and review transactions with Altisource, HLSS, AAMC and Residential; the appointment of two additional independent directors to the Board of Directors; the resignation of William C. Erbey as an officer and director, as of January 16, 2015, as well as from the boards of Altisource, HLSS, AAMC and Residential; and restrictions on the ability and/or timing of any future MSR acquisitions which effectively prohibit any such future acquisitions until we have satisfied certain specified conditions.
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
In addition, the CA DBO has selected an independent third-party auditor (the CA Auditor) to assess OLS’ compliance with laws and regulations impacting California borrowers for an initial term of two years, extendable at the discretion of the CA DBO. OLS will pay all reasonable and necessary costs of the CA Auditor. The CA Auditor will report periodically on its findings and progress and OLS will submit to the CA DBO a written plan to address and implement corrective measures and address any deficiencies identified by the CA Auditor.
General
In addition to the above matters, our mortgage origination and servicing businesses require one or more licenses in the various jurisdictions where properties secured by mortgages are located. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which in some cases include the requirement to provide audited financial statements. The same agencies that issue licenses to us engage in regular supervisory examinations of the licensable activities. As of July 23, 2015, we were aware of 27 pending examinations in 21 states. In addition, we are subject to supervision by the CFPB at the federal level, and it similarly has the authority to conduct regulatory examinations, in addition to its enforcement and investigatory powers. These examinations are part of our ordinary course business activities, and the mere existence of an examination is not typically indicative of anything unusual or material as to that business. In addition, we also receive information requests and other inquiries, both formal and informal in nature, from these agencies as part of their general regulatory oversight of our origination and servicing businesses.

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
Loan Put-Back and Related Contingencies
We have exposure to origination representation, warranty and indemnification obligations because of our lending, sales and securitization activities and our acquisitions to the extent we assume one or more of these obligations and in connection with our servicing practices. At June 30, 2015, we had outstanding representation and warranty repurchase demands of $120.3 million UPB (607 loans). At June 30, 2014, the outstanding UPB of representation and warranty repurchase demands was $124.9 million (668 loans). We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and related indemnification obligations for the six months ended June 30:

	2015	2014
Beginning balance	$132,918	$192,716
Provision for representation and warranty obligations	(1,736)	6,770
New production reserves	469	1,031
Charge-offs and other (1)	(44,588)	(48,837)
Ending balance	$87,063	$151,680

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at June 30, 2015.
Other
On July 14, 2015, we received a Notice of Proposed Adjustment in connection with the Internal Revenue Service’s examination of our 2007-2010 U.S. federal income tax returns. In 2009, we completed the distribution of our Ocwen Solutions line of business via a taxable spin-off of a separate publicly traded company, Altisource Portfolio Solutions S.A. The proposed adjustment relates to the valuation of the spun-off company and proposes additional income taxes and penalties totaling $37.0 million. We remain confident in our original filing position on this issue (on which we received both advice from outside tax counsel and an independent, third party valuation) and we are in the process of evaluating the proposed adjustment and exploring our options, including contesting the adjustment through the Internal Revenue Service’s various appeals processes. At this time, we cannot predict what the eventual outcome of this matter will be or the timing of such outcome. We estimate the range of possible loss to be between zero and $37.0 million.

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
OVERVIEW
Ocwen is a leader in the servicing industry in foreclosure prevention and loss mitigation that helps families stay in their homes and improves financial outcomes for investors. Our leadership in the industry is evidenced by our high cure rate for delinquent loans and above average rate of continuing performance by borrowers whose loans we have modified. Ocwen completed over 607,000 loan modifications between January 2008 and June 30, 2015. We are also an innovator in the industry, as evidenced by our Shared Appreciation Modification (SAM) program, which incorporates principal reductions and lower payments for borrowers while providing a net present value for mortgage loan investors that is superior to that of foreclosure, including the ability to recoup principal reductions if property values increase over time. This program was developed in 2012, and was expanded in 2013 to all states where the program is permitted. Through June 30, 2015, we have completed nearly 52,000 modifications under the SAM program.
Ocwen has been a leader in HAMP modifications since its inception in 2009. Ocwen completed 21% of all HAMP-sponsored modifications, 49% more than the next highest servicer, according to data published by Making Homes Affordable in June 2015. Ocwen achieved 3-star ratings, the highest score, on all seven compliance categories in the same report.
As discussed in further detail under “Operations Summary” and “Segment Results of Operations” below, the key drivers of our operating results for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, were (1) a decrease in revenue primarily resulting from a decline in the total UPB of the residential servicing portfolio from $435.1 billion as of June 30, 2014 to $321.7 billion as of June 30, 2015, primarily due to asset sales, runoff and transfers, and (2) a slight increase in expenses, which reflects a significant increase in professional services expenses related to litigation, regulatory monitoring and compliance costs and external advisor costs.
Regulatory Matters
Our recent regulatory settlements have significantly impacted our ability to grow our servicing portfolio because we have agreed to restrictions in our consent orders with the NY DFS and CA DBO that effectively prohibit future acquisitions of servicing until we have satisfied the respective conditions in those consent orders. Under the NY DFS consent order, we may acquire MSRs upon (a) meeting benchmarks specified by Goldin Associates, our Operations Monitor, relating to our boarding process for newly acquired MSRs and our ability to adequately service newly acquired MSRs and our existing loan portfolio, and (b) the NY DFS’s approval, not to be unreasonably withheld. Under the CA DBO consent order, we agreed to cease acquiring any additional MSRs for loans secured in California until the CA DBO is satisfied that OLS can satisfactorily respond to the requests for information and documentation made in the course of a regulatory exam. If we are unable to satisfy the NY DFS and CA DBO conditions, we will be unable to grow our servicing portfolio through acquisitions.
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
Asset Sales
We are actively executing on our strategy to sell certain of our Agency MSRs with the intent of reducing our exposure to interest rate movements, monetizing significant unrealized value and generating significant liquidity. In addition to proceeds received or paid in connection with the Agency MSR sales, we are reimbursed for servicing advances in connection with non-performing loans upon transfer and will no longer be obligated to make servicing advances in connection with these MSRs upon completion of the sale. We expect that reducing the size of our Agency servicing portfolio will help simplify our operations and help improve our margins over time. We have completed or announced sales of $65.6 billion and $25.0 billion UPB, respectively, as of June 30, 2015. Sales that have been announced but not yet closed remain subject, in each case, to necessary approvals and the satisfaction of closing conditions, and all of our announced sales may not close as we currently envisage.
We anticipate using a majority of the cash proceeds from the MSR sales to reduce our corporate leverage by paying down our Senior Secured Term Loan (SSTL). In the first six months of 2015, we reduced the outstanding balance from $1.3 billion to $936.1 million primarily from the proceeds of asset sales.
Cost Improvement Initiative
As we continue to execute on our strategy to sell certain of our Agency MSRs, and in light of the growth restrictions placed on us under our recent regulatory settlements, we expect that the UPB of our residential servicing portfolio and, consequently, our revenues will continue to decline in the near term. In order to more appropriately align expenses with our anticipated revenue profile, we have announced a cost improvement initiative with the goal of reducing costs by at least $150 million in the next year. The primary areas in which we expect to generate cost reductions are Servicing operations, professional services, technology costs and other expenses. We take very seriously our commitments to enhancing the borrower experience, strengthening our risk and compliance infrastructure and delivering strong loss mitigation results and will continue to invest in those important areas.
Growth Initiatives
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
Several factors suggest that the demand for alternative credit products to support homeownership is growing. We believe that a large percentage of American households would be unable to qualify for a new mortgage in the current environment. This compares to a pre-financial crisis estimate that 70% of households could obtain mortgage loan financing in either the prime or non-prime lending market. Expanding access to credit has been solidly supported by community groups with whom we are in close contact. We expect innovative Qualified Mortgage products (that meet the requirements of the CFPB) will be developed to access this underserved market in the future. In most cases, these products will require a flexible servicing platform that can manage the risks associated with non-prime or credit-impaired servicing, an area in which we believe we have strong competitive advantages. Through our Homeward and Liberty lending operations, we purchased or originated 5,815 and 2,191 forward and reverse mortgage loans with a UPB of $1.1 billion and $246.0 million, respectively, during the second quarter of 2015.
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
Recent Developments
On April 6, 2015, we amended our Master Servicing Rights Purchase Agreement and Sale Supplements (the Amendment) with NRZ in consideration of OLS’ consent to the assignment by HLSS to NRZ of all HLSS’ right, title and interest in, to and under the agreements. The Amendment extends and, we believe, strengthens our relationship with NRZ. Most notably, the Amendment extends the term of the agreements by two years or until April 30, 2020, whichever is earlier, subject to maintaining or improving our servicer ratings and limits NRZ’s ability to transfer the servicing of any or all of the servicing agreements underlying the Rights to MSRs until April 6, 2017 even if further OLS servicer rating downgrades were to occur. We were also able to secure the future monetization of certain clean-up call rights we own. The Amendment provides that we will sell to NRZ, on an exclusive and “as is” basis, all economic beneficial rights to the clean-up call rights we are entitled to pursuant to servicing agreements that underlie Rights to MSRs owned by NRZ, for a payment upon exercise of 0.50% of the UPB of all performing mortgage loans (mortgage loans that are current or 30 days or less delinquent) associated with the applicable clean up-call.
We agreed to compensate NRZ for certain increased costs associated with its servicing advance financing facilities, including increased costs of funding, to the extent such costs are the direct result of a downgrade of our S&P servicer rating below “Average”. The Amendment provides that any such compensation, if required, shall not exceed $3.0 million for any calendar month or $36.0 million in the aggregate. In such an event, NRZ has agreed to use commercially reasonable efforts to assist OLS in curing any potential cost increases by obtaining amendments to the relevant financing agreements. We accrued $0.3 million at June 30, 2015 in connection with this agreement in June 2015 and may incur costs in connection with this agreement in future periods.
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

	Three Months		% Change	Six Months		% Change
	2015	2014		2015	2014
Consolidated:
Revenue:
Servicing and subservicing fees	$396,983	$491,673	(19)%	$843,524	$982,132	(14)%
Gain on loans held for sale, net	45,132	38,836	16	89,636	82,823	8
Other	21,136	22,565	(6)	40,535	39,380	3
Total revenue	463,251	553,074	(16)	973,695	1,104,335	(12)

Expenses	352,252	345,463	2	730,610	694,657	5

Other income (expense):
Interest expense	(124,897)	(136,207)	(8)	(244,293)	(276,080)	(12)
Gain on sale of mortgage servicing rights	30,306	—	n/m	56,712	—	n/m
Other, net	(3,908)	5,773	(168)	(175)	15,282	(101)
Other expense, net	(98,499)	(130,434)	(24)	(187,756)	(260,798)	(28)

Income before income taxes	12,500	77,177	(84)	55,329	148,880	(63)
Income tax expense	2,594	10,165	(74)	11,034	21,382	(48)
Net income	9,906	67,012	(85)	44,295	127,498	(65)
Net (income) loss attributable to non-controlling interests	(168)	(57)	195	(202)	(42)	381
Net income attributable to Ocwen stockholders	9,738	66,955	(85)	44,093	127,456	(65)
Preferred stock dividends	—	(582)	(100)	—	(1,163)	(100)
Deemed dividend related to beneficial conversion feature of preferred stock	—	(415)	(100)	—	(831)	(100)
Net income attributable to Ocwen common stockholders	$9,738	$65,958	(85)%	$44,093	$125,462	(65)%

Segment income (loss) before income taxes:
Servicing	$44,579	$91,528	(51)%	$91,300	$168,151	(46)%
Lending	14,445	7,053	105	30,429	7,632	299
Corporate Items and Other	(46,524)	(21,404)	117	(66,400)	(26,903)	147
	$12,500	$77,177	(84)%	$55,329	$148,880	(63)%
n/m: not meaningful

Three Months Ended June 30, 2015 versus 2014
Consistent with our progress executing on our strategy to sell certain of our Agency MSRs, servicing and subservicing fees for the second quarter of 2015 were 19% lower than the second quarter of 2014. While we may continue to serve as interim servicer between transaction settlement dates and servicing transfer dates, we are no longer entitled to service fees or ancillary income during the interim servicing period. We monetized significant unrealized value during the quarter, recognizing $30.3 million in net gains on the sale of MSRs with a UPB of $56.5 billion in the second quarter of 2015. Ultimately, we expect that reducing the size of our Agency servicing portfolio will help simplify our operations and help improve our margins, however, right sizing our servicing operations will lag the reductions in the serviced portfolio, and related revenue, as we support the post-sale transfers and true-ups. We have completed or announced sales of $65.6 billion and $25.0 billion UPB, respectively, as of June 30, 2015, which will result in declining servicing and subservicing fees in future periods.
Gain on loans held for sale from our lending operations increased $7.8 million primarily due to a shift in forward lending origination mix from the lower margin correspondent channel to the higher margin direct channel and an increase in reverse lending origination volume.
Expenses increased $6.8 million or 2% during the second quarter of 2015 as compared to the second quarter of 2014. The increased costs relate primarily to higher litigation, regulatory monitoring and compliance costs. In addition, we engaged financial and legal advisers in 2015 to assist us in evaluating and executing on adjustments to our capital structure and exploring other strategic options. We incurred $15.8 million of fees in the second quarter of 2015 in connection with these initiatives. Higher professional services costs were offset by lower MSR valuation adjustments due to impacts of MSR sales and an increase in mortgage rates during the second quarter of 2015.
Interest expense for the second quarter of 2015 decreased as compared to the second quarter of 2014 primarily as a result of reductions in the value of the NRZ financing liability based on the run-off of the underlying MSR servicing portfolio. This decrease was offset in part by increased amortization of deferred debt issuance costs resulting both from $18.8 million of additional deferred debt issuance costs incurred in 2015 as a result of our modifying the SSTL and from accelerated amortization associated with prepayments of the SSTL from proceeds of MSR sales during the quarter.
Six Months Ended June 30, 2015 versus 2014
Servicing and subservicing fees were 14% lower primarily as a result of MSR sales and a decline in modifications. We monetized significant unrealized value, recognizing $56.7 million in net gains on the sale of MSRs with a UPB of $65.6 billion in the six months ended June 30, 2015.
Expenses increased $36.0 million, or 5%. The increased costs relate primarily to higher litigation, regulatory monitoring and compliance costs. Professional services increased $77.3 million, including $24.2 million in connection with advisers assisting with strategic initiatives. Higher professional services costs were offset by lower MSR valuation adjustments due to impacts of MSR sales.
Interest expense decreased as compared to the six months ended June 30, 2014 primarily as a result of reductions in the value of the NRZ financing liability based on the run-off of the underlying MSR servicing portfolio. This decrease was offset by the increased amortization of deferred debt issuance costs as a result both of additional deferred costs incurred because of modifications to the SSTL and of accelerated amortization because of prepayments of the SSTL from proceeds of MSR sales.
The effective tax rate for the six months ended June 30, 2015 increased to 19.9% as compared to 14.4% for the six months ended June 30, 2014. As disclosed in Note 1B - Basis of Presentation, for the second quarter ended June 30, 2015, we calculated our effective rate for the six months ended June 30, 2015 and applied that rate to the interim period results because we were unable to reasonably estimate our annual effective rate since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate. We determined the historical method would not provide a reliable estimate for the fiscal three and six months ended June 30, 2015. Ocwen avails itself of certain tax benefits in the USVI and other international jurisdictions, which produce a favorable effect on our effective tax rate. To the extent that our pre-tax earnings are weighted more heavily in these lower tax rate jurisdictions, the effective tax rate decreases. If a greater proportion of our pre-tax earnings are earned in higher tax rate jurisdictions, the effective tax rate increases.

Financial Condition Summary
The following table summarizes our consolidated balance sheets at the dates indicated.

	June 30, 2015	December 31, 2014	% Change

Cash	$320,080	$129,473	147%
Mortgage servicing rights ($814,450 and $93,901 carried at fair value)	1,341,067	1,913,992	(30)
Advances and match funded advances	2,754,435	3,303,356	(17)
Loans held for sale ($276,581 and $401,120 carried at fair value)	352,398	488,612	(28)
Loans held for investment - reverse mortgages, at fair value	2,097,192	1,550,141	35
Other ($7,701 and $7,355 carried at fair value)	1,139,467	881,704	29
Total assets	$8,004,639	$8,267,278	(3)%

Total Assets by Segment:
Servicing	$5,033,690	$5,881,862	(14)%
Lending	2,380,776	1,963,729	21
Corporate Items and Other	590,173	421,687	40
	$8,004,639	$8,267,278	(3)%

Match funded liabilities	$1,741,122	$2,090,247	(17)%
Financing liabilities ($2,569,217 and $2,058,693 carried at fair value)	2,743,670	2,258,641	21
Other secured borrowings	1,290,431	1,733,691	(26)
Senior unsecured notes	350,000	350,000	—
Other	734,386	793,534	(7)
Total liabilities	6,859,609	7,226,113	(5)%

Total Ocwen stockholders’ equity	1,142,057	1,038,394	10%
Non-controlling interest in subsidiaries	2,973	2,771	7
Total equity	1,145,030	1,041,165	10
Total liabilities and equity	$8,004,639	$8,267,278	(3)%

Total Liabilities by Segment:
Servicing	$4,324,735	$4,986,877	(13)%
Lending	2,320,972	1,900,672	22
Corporate Items and Other	213,902	338,564	(37)
	$6,859,609	$7,226,113	(5)%
Changes in the composition and balance of our assets and liabilities during the six months ended June 30, 2015 are primarily attributable to the execution of our strategy to sell certain of our Agency MSRs and related advances and repayments of the related liabilities.
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
The following table summarizes our key ratings by these rating agencies:

	Moody’s	Morningstar	S&P	Fitch
Residential Prime Servicer	SQ3-	MOR RS3	Below Average	RPS4
Residential Subprime Servicer	SQ3-	MOR RS3 (1)	Below Average	RPS4
Residential Special Servicer	SQ3-	MOR RS3	Below Average	RSS4
Residential Second/Subordinate Lien Servicer	SQ3-	—	Below Average	RPS4
Residential Home Equity Servicer	—	—	—	RPS4
Residential Alt A Servicer	—	—	—	RPS4
Master Servicing	—	—	Above Average	RMS4
Ratings Outlook	(2)	Negative	Stable	Positive

Date of last action	June 15, 2015	February 6, 2015	June 19, 2015	February 4, 2015

(1)	Residential non-prime servicer rating.

(2)	Removed from review for downgrade in June 2015.
In addition to servicer ratings, each of the rating agencies will from time to time assign an outlook (or a ratings watch) to a mortgage servicer’s rating status. A negative outlook is generally used to indicate that a ranking “may be lowered.” Each of these rating agencies has downgraded our servicer rating within the last year. In June 2015, Moody’s and Fitch confirmed our servicer ratings and S&P lowered a number of our residential servicer ratings to “Below Average”.
Failure to maintain minimum servicer ratings could also adversely affect our ability to sell or fund servicing advances going forward, could affect the terms and availability of debt financing facilities that we may seek in the future, and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac.
Certain of our servicing agreements require that we maintain specified servicer ratings. Out of 4,053 non-Agency servicing agreements, 726 with $43.1 billion of UPB as of June 30, 2015 have minimum servicer ratings criteria. As a result of downgrades in our servicer ratings, termination rights have been triggered in 644 of these non-Agency servicing agreements. This represents approximately $36.9 billion in UPB as of June 30, 2015, or approximately 18% of our total non-Agency servicing portfolio. We received notices terminating us as the servicer under four of our non-Agency servicing agreements due to rating downgrades. Pursuant to our servicing agreements, generally we are entitled to payment of accrued and unpaid servicing fees through termination as well as all advances and certain other previously unreimbursed amounts, although we lose the future servicing fee revenue. The financial impact of the termination of servicing under these four servicing agreements was immaterial to our overall financial condition. We could be subject to further terminations, either as a result of recent servicer ratings downgrades or future adverse actions by rating agencies, which could have an adverse effect on our business, financing activities, financial condition and results of operations.

The following table presents selected results of operations of our Servicing segment for the three and six months ended June 30. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Revenue
Servicing and subservicing fees:
Residential	$394,171	$487,349	(19)%	$838,074	$973,861	(14)%
Commercial	2,751	4,003	(31)	5,322	7,481	(29)
	396,922	491,352	(19)	843,396	981,342	(14)
Gain on loans held for sale, net	14,912	16,651	(10)	29,790	37,862	(21)
Other revenues	11,373	12,477	(9)	21,146	22,098	(4)
Total revenue	423,207	520,480	(19)	894,332	1,041,302	(14)

Expenses
Compensation and benefits	62,440	68,909	(9)	123,966	141,314	(12)
Amortization of mortgage servicing rights	31,499	62,794	(50)	69,903	124,574	(44)
Servicing and origination	49,948	32,472	54	149,516	71,318	110
Technology and communications	24,776	30,557	(19)	48,620	60,412	(20)
Professional services	33,068	15,423	114	61,711	23,331	165
Occupancy and equipment	22,886	21,519	6	41,825	48,461	(14)
Other	59,796	66,427	(10)	126,784	136,623	(7)
Total expenses	284,413	298,101	(5)	622,325	606,033	3

Other income (expense)
Interest income	686	463	48%	2,057	902	128
Interest expense	(116,101)	(130,630)	(11)	(226,730)	(267,016)	(15)
Gain (loss) on sale of mortgage servicing rights	30,306	—	n/m	56,712	—	n/m
Other, net	(9,106)	(684)	n/m	(12,746)	(1,004)	n/m
Total other expense, net	(94,215)	(130,851)	(28)	(180,707)	(267,118)	(32)

Income before income taxes	$44,579	$91,528	(51)%	$91,300	$168,151	(46)%
n/m: not meaningful

The following table provides selected operating statistics at June 30:

	2015	2014	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$279,998,076	$379,205,336	(26)%
Non-performing loans	35,239,635	49,116,671	(28)
Non-performing real estate	6,432,868	6,797,841	(5)
Total residential assets serviced	$321,670,579	$435,119,848	(26)%

Conventional loans (2)	$131,618,963	$208,505,484	(37)%
Government insured loans	35,260,315	42,636,793	(17)
Non-Agency loans (3)	154,791,301	183,977,571	(16)
Total residential loans serviced	$321,670,579	$435,119,848	(26)%

Percent of total UPB:
Servicing portfolio	83%	87%	(5)%
Subservicing portfolio	17%	13%	31
Non-performing residential assets serviced (4)	13%	13%	—%

Number of:
Performing loans (1)	1,844,373	2,422,886	(24)%
Non-performing loans	176,101	230,650	(24)
Non-performing real estate	33,780	35,571	(5)
Total number of residential assets serviced	2,054,254	2,689,107	(24)%

Conventional loans (2)	763,887	1,175,693	(35)%
Government insured loans	244,884	281,242	(13)
Non-Agency loans (3)	1,045,483	1,232,172	(15)
Total residential loans serviced	2,054,254	2,689,107	(24)%

Percent of total number:
Servicing portfolio	89%	87%	2%
Subservicing portfolio	11%	13%	(15)%
Non-performing residential assets serviced (4)	10%	10%	—%
The following table provides selected operating statistics for the three and six months ended June 30:

	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Residential Assets Serviced
Average UPB of residential assets serviced:
Servicing portfolio	$318,725,760	$385,366,825	(17)%	$336,374,282	$390,088,502	(14)%
Subservicing portfolio	39,541,118	57,432,546	(31)	38,917,894	59,586,236	(35)
	$358,266,878	$442,799,371	(19)%	$375,292,176	$449,674,738	(17)%

	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Prepayment speed (average CPR)	16%	13%	23%	15%	12%	25%
% Voluntary	82%	79%	4	81%	87%	(7)
% Involuntary	18%	21%	(14)	19%	13%	46
% CPR due to principal modification	2%	2%	—	2%	4%	(50)

Average number of residential assets serviced:
Servicing portfolio	2,011,597	2,376,473	(15)%	2,117,756	2,401,709	(12)%
Subservicing portfolio	229,854	350,218	(34)	228,965	368,561	(38)
	2,241,451	2,726,691	(18)%	2,346,721	2,770,270	(15)%

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$283,340	$353,492	(20)%	$601,813	$702,634	(14)%
Subservicing	28,031	30,692	(9)	58,348	64,410	(9)
	311,371	384,184	(19)	660,161	767,044	(14)
HAMP fees	41,203	36,662	12	76,379	73,360	4
Late charges	20,137	32,389	(38)	44,153	69,070	(36)
Loan collection fees	8,917	8,611	4	18,468	16,892	9
Custodial accounts (float earnings)	1,807	1,579	14	3,627	3,223	13
Other	10,736	23,924	(55)	35,286	44,272	(20)
	$394,171	$487,349	(19)%	$838,074	$973,861	(14)%

Number of Completed Modifications
HAMP	11,323	11,583	(2)%	23,275	22,632	3%
Non-HAMP	11,849	15,885	(25)	24,907	33,292	(25)
Total	23,172	27,468	(16)%	48,182	55,924	(14)%
% Total with principal modification	48%	50%	(4)%	48%	49%	(2)%

	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Financing Costs
Average balance of advances and match funded advances	$2,873,848	$3,532,025	(19)%	$3,016,537	$3,512,396	(14)%
Average borrowings
Match funded liabilities	1,877,385	2,204,286	(15)	1,929,200	2,283,771	(16)
Financing liabilities	773,440	819,710	(6)	790,740	755,252	5
Other secured borrowings	1,131,653	1,318,575	(14)	1,226,852	1,316,035	(7)
Interest expense on borrowings
Match funded liabilities	15,674	15,348	2	29,955	31,665	(5)
Financing liabilities	74,448	93,456	(20)	148,334	193,481	(23)
Other secured borrowings	23,565	18,032	31	43,843	36,033	22
Effective average interest rate
Match funded liabilities	3.34%	2.79%	20	3.11%	2.77%	12
Financing liabilities (5)	38.50%	45.60%	(16)	37.52%	51.24%	(27)
Other secured borrowings	8.33%	5.47%	52	7.15%	5.48%	30
Facility costs included in interest expense	$13,160	$4,929	167	$19,772	$9,232	114
Discount amortization included in interest expense	337	330	2	693	661	5
Average 1-month LIBOR	0.18%	0.15%	20%	0.18%	0.15%	20%

Average Employment
India and other	6,953	6,603	5%	6,964	6,041	15%
U. S.	2,066	2,519	(18)	2,120	2,631	(19)
Total	9,019	9,122	(1)	9,084	8,672	5

Collections on loans serviced for others	$19,427,314	$20,202,606	(4)%	$37,991,305	$38,827,113	(2)%

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Includes 678,029 and 770,415 subprime loans with a UPB of $112.0 billion and $131.8 billion at June 30, 2015 and June 30, 2014, respectively.

(3)	Includes 218,112 and 261,703 prime loans with a UPB of $43.8 billion and $56.7 billion at June 30, 2015 and June 30, 2014, respectively, that we service or subservice.

(4)	Excludes Freddie Mac loans serviced under special servicing agreements where we have no obligation to advance.

(5)
The effective average interest rate on the financing liability that we recognized in connection with the sales of rights to MSRs to NRZ is 48.84% and 57.37% for the three months ended June 30, 2015 and 2014, respectively, and 47.88% and 59.41% for the six months ended June 30, 2015 and 2014, respectively.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB		Count
	2015	2014	2015	2014
Portfolio at January 1	$398,727,727	$464,651,332	2,486,038	2,861,918
Additions	2,246,103	4,507,762	10,864	28,972
Sales (1)	—	—	—	—
Servicing transfers	(3,267,861)	(6,001,718)	(27,980)	(51,907)
Runoff	(15,491,967)	(13,586,780)	(78,148)	(75,596)
Portfolio at March 31	$382,214,002	$449,570,596	2,390,774	2,763,387
Additions	2,340,063	1,498,220	12,116	7,862
Sales (1)(2)	(43,692,860)	—	(247,760)	—
Servicing transfers	(3,926,601)	(1,870,009)	(22,091)	(8,349)
Runoff	(15,264,025)	(14,078,959)	(78,785)	(73,793)
Portfolio at June 30	$321,670,579	$435,119,848	2,054,254	2,689,107

(1)
On March 31, 2015, we completed the sale of Agency MSRs on a portfolio consisting of 76,000 loans with a UPB of $9.1 billion. We continued to subservice these loans until the servicing transfer was completed on April 16, 2015. See Note 4 — Sales of Advances and MSRs and Note 8 – Mortgage Servicing to the unaudited Consolidated Financial Statements.

(2)
On June 1, 2015, we completed the sale of Agency MSRs on a portfolio consisting of approximately 157,000 loans with a UPB of $20.7 billion. We will continue to subservice these loans until the servicing transfer, which is expected to be completed in September 1, 2015. See Note 4 — Sales of Advances and MSRs and Note 8 – Mortgage Servicing to the unaudited Consolidated Financial Statements.

Three Months Ended June 30, 2015 versus 2014
Total residential servicing and subservicing fees decreased 19% as a result of MSR sales, driving a 19% decline in the average UPB of our servicing portfolio, and a 16% decline in total completed modifications. Other income for the second quarter of 2015 includes net gains of $30.3 million recognized on the sale of Agency MSRs with a UPB of $56.5 billion.
We recognized servicing fee, late fee and HAMP fee revenue of $67.0 million and $71.4 million during the second quarter of 2015 and 2014, respectively, in connection with loan modifications.
We estimate the balance of deferred servicing fees related to delinquent borrower payments was $488.5 million at June 30, 2015 compared to $561.8 million at June 30, 2014. The net decrease is primarily due to collections and resolutions of delinquent loans through modification, payoff or other resolution. We are contractually obligated to remit all deferred servicing fees collected in connection with MSRs underlying the sales of Rights to MSRs to NRZ. We are entitled to base servicing and performance fees that increase to the extent we collect deferred servicing fees. As such, the majority of the deferred servicing fees collected are recognized by us as revenue and as a reduction of interest expense related to the NRZ financing liability.
Expenses decreased $13.7 million, or 5%, in 2015 as compared to 2014. The decrease is attributable primarily to lower MSR-related valuation impacts of $32.2 million as a result of MSR sales and an increase in mortgage rates during the quarter and integration benefits of $18.1 million offset by higher direct and indirect (through overhead allocations) professional services expenses of $17.6 million and $16.4 million, respectively, in connection with litigation, regulatory monitoring and compliance costs. Integration-related benefits include a $6.5 million decline in compensation and benefits upon finalizing our platform integration activities that reduced the average U.S. based headcount by 18%, offset in part by a 5% increase in average India based and other headcount. Charge-offs and provisions in connection with non-recoverable advances and receivables decreased $10.7 million and servicing-related outsourcing expenses declined $7.4 million.
Interest expense declined by $14.5 million, or 11%, in the second quarter of 2015 due principally to an $18.3 million decrease in interest on the NRZ financing liabilities as the average outstanding balance declined by 6% and a $2.1 million decrease in interest on the SSTL as a result of prepayments of $334.6 million during 2015. There were no changes in fair value in the second quarter of 2015 related to assumption updates. These decreases were partly offset by increases in the write-off of SSTL debt issuance costs resulting both from $18.8 million of additional deferred debt issuance costs incurred in 2015 as a result of our modifying the SSTL and from accelerated write-offs because of the SSTL prepayments in 2015.

Six Months Ended June 30, 2015 versus 2014
Total residential servicing and subservicing fees decreased by 14% as a result of MSR sales, driving a 17% decline in the average UPB of our servicing portfolio, and a 25% decline in total completed modifications. Other income for the first half of 2015 includes net gains of $56.7 million recognized on the sale of Agency MSRs with a UPB of $65.6 billion.
Gains on the sale of modified FHA and VA insured loans for the six months ended June 30, 2015 include $12.9 million recognized during the first quarter of 2015 in connection with the sale of $42.7 million UPB of loans repurchased as a result of indemnification obligations. Gains recognized during the six months ended June 30, 2014 include gains of $8.5 million in connection with the Ginnie Mae EBO Transactions.
Expenses increased $16.3 million, or 3%, in the first half of 2015 as compared to 2014. The increase is attributable primarily to higher direct and indirect (through overhead allocations) professional services expenses of $38.4 million and $50.3 million, respectively, in connection with litigation, regulatory monitoring and compliance costs. Offsetting these increases are lower MSR related valuation impacts of $16.4 million as a result of MSR sales and integration benefits of $60.1 million.
Integration related benefits include a $17.3 million decline in compensation and benefits upon finalizing our platform integration activities that reduced the average U.S. based headcount by 19%, offset in part by a 15% increase in average India based and other headcount. Charge-offs and provisions in connection with non-recoverable advances and receivables decreased $27.9 million and servicing-related outsourcing expenses declined $14.9 million.
Interest expense decreased by $40.3 million, or 15%, in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 with $45.9 million attributable to a decrease in the average balance of the NRZ financing liability and a $2.3 million decrease in interest on the SSTL as a result of $334.6 million of prepayments during 2015. These decreases in interest expense were partly offset by increases in the write-off of debt issuance costs resulting from the additional deferred SSTL financing costs incurred in 2015 and the accelerated write-offs resulting from prepayments of the SSTL in 2015.
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
Reverse mortgages are originated and purchased through our Liberty lending operations under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae HMBS program. We have originated variable rate HECM loans under which the borrowers have additional borrowing capacity of $786.2 million at June 30, 2015. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with these future draws. We recognize this Future Value over time as future draws are securitized or sold. At June 30, 2015, Future Value is estimated to be $58.0 million. We use a third-party valuation expert to determine Future Value based on the net present value of the estimated future cash flows of the loans and utilizing a discount rate of 12% and projected performance assumptions in line with historical experience and industry benchmarks.

The UPB of our loan production, by channel, is as follows:

	Correspondent	Wholesale	Direct	Total
Three months ended June 30, 2015
Forward loans	$510,809	$345,338	$224,220	$1,080,367
Reverse loans	84,058	114,724	47,226	246,008
Total	$594,867	$460,062	$271,446	$1,326,375

Six months ended June 30, 2015
Forward loans (1)	$884,592	$650,406	$465,854	$2,000,852
Reverse loans (2)	134,453	213,074	90,298	437,825
Total	$1,019,045	$863,480	$556,152	$2,438,677

Three months ended June 30, 2014
Forward loans	$632,471	$229,600	$301,511	$1,163,582
Reverse loans	38,345	70,503	36,227	145,075
Total	$670,816	$300,103	$337,738	$1,308,657

Six months ended June 30, 2014
Forward loans (1)	$1,323,126	$381,165	$599,987	$2,304,278
Reverse loans (2)	83,931	148,018	76,371	308,320
Total	$1,407,057	$529,183	$676,358	$2,612,598

The following table presents the results of operations of the Lending segment for the three and six months ended June 30. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change
Revenue
Gain on loans held for sale, net
Forward loans	$19,961	$15,654	28%	$40,219	$32,948	22%
Reverse loans	10,059	6,531	54	19,211	12,013	60
	30,020	22,185	35	59,430	44,961	32
Other	9,292	8,981	3	17,629	14,972	18
Total revenue	39,312	31,166	26	77,059	59,933	29

Expenses
Compensation and benefits	14,206	15,580	(9)	27,453	32,553	(16)
Amortization of mortgage servicing rights	87	404	(78)	177	519	(66)
Servicing and origination	2,187	3,338	(34)	3,795	8,634	(56)
Technology and communications	1,439	1,171	23	2,753	2,412	14
Professional services	484	1,011	(52)	982	2,003	(51)
Occupancy and equipment	1,527	802	90	2,587	2,391	8
Other	6,656	4,858	37	12,625	10,117	25
Total expenses	26,586	27,164	(2)	50,372	58,629	(14)

Other income (expense)
Interest income	3,547	4,282	(17)	7,143	8,291	(14)
Interest expense	(2,163)	(2,219)	(3)	(4,802)	(5,670)	(15)
Gain on debt redemption	—	356	(100)	—	2,609	(100)
Other, net	335	632	(47)	1,401	1,098	28
Other income, net	1,719	3,051	(44)	3,742	6,328	(41)

Income before income taxes	$14,445	$7,053	105	$30,429	$7,632	299
Three Months Ended June 30, 2015 versus 2014
In the second quarter of 2015, Homeward forward lending revenues increased by $3.3 million, or 16%, from first quarter of 2014 levels to a total of $23.7 million. This increase occurred despite a decline in mortgage originations to $1.1 billion, which was $83.2 million, or 7%, less than originations in the second quarter of 2014. Forward lending operations, in the second quarter of 2015, generated $13.0 million of pre-tax income, which was an increase of $4.3 million, or 49%, from second quarter of 2014 earnings. This improvement occurred in part due to a shift in channel business mix from the lower margin correspondent channel to the higher margin direct channel, which has resulted in better margin rates. Forward lending expenses of $12.1 million represented a decrease of $2.6 million, or 18%, from second quarter of 2014, principally because of declines in compensation and benefit expenses related to reduced headcount as well as lower vendor loan expenses related to lower funded volumes in the correspondent channel.
In the second quarter of 2015, Liberty reverse lending revenues of $15.7 million increased by $4.9 million, or 45%, and funded reverse mortgage volume of $246.0 million increased $100.9 million, or 70%, from the second quarter of 2014. Reverse lending operations generated pre-tax income of $1.5 million as compared to a pre-tax loss of $1.6 million in the second quarter of 2014. The improvement in reverse lending earnings was due to the $100.9 million increase in volume that was partially offset by lower margin rates and higher volume-related expenses. The HECM program changes instituted by HUD in 2013 resulted in the reverse mortgage market shifting from one that consisted primarily of fixed rate products to one where variable rate products predominated, which resulted in a consequent decrease in volumes and a lower loan size at origination for the industry and for Liberty. The lower day one loan size in turn resulted in a lower gain on sale when the loans were securitized. Over time, however, the loan balances on these variable rate loans should increase through subsequent draws by the borrowers. As these additional draws are securitized, we expect to recognize additional gain on sale at a minimal incremental cost.

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
Six Months Ended June 30, 2015 versus 2014
For the six months ended June 30, 2015, the Homeward forward lending operations generated $27.7 million of pre-tax income on revenues of $48.1 million. This compares to $15.6 million of pre-tax income on revenues of $42.4 million for the six months ended June 30, 2014. Forward mortgage originations for the six months ended June 30, 2015 and 2014 were $2.0 billion and $2.3 billion, respectively. The shift in channel business mix from the lower margin correspondent channel to the higher margin direct channel and better margin rates in both the correspondent and direct channels led to improved forward lending results despite the effects of the 13% decrease in total funding volume.
As part of forward lending, we have, from time to time, sold MSRs for certain forward loans that may qualify for refinancing under the HARP program to an unrelated third party. We account for these transactions as secured financings. We recognize gains on the retirement of the related financing liabilities upon repurchase of those MSRs related to loans that were successfully refinanced. During the six months ended June 30, 2014, we recognized gains of $2.6 million on the retirement of the related financing liabilities upon repurchase of MSRs related to loans that were successfully refinanced through HARP.
During the six months ended June 30, 2015, Liberty generated pre-tax income of $2.7 million on revenues of $29.0 million and a 42% increase in funded reverse mortgage volume to $437.8 million. This compares to a pre-tax loss of $8.0 million on revenues of $17.5 million and reverse mortgage originations of $308.3 million UPB for the six months ended June 30, 2014. Results for the six months ended June 30, 2014 were negatively impacted by HUD’s changes to the HECM program in 2013. Results have improved in 2015 as a result of higher volumes and higher margin rates that were partially offset by a minor increase in volume-related expenses.
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
The following table presents selected results of operations of Corporate Items and Other for the three and six months ended June 30. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months			Six Months
	2015	2014	% Change	2015	2014	% Change

Revenue	$755	$1,467	(49)%	$2,362	$3,180	(26)%

Expenses	41,276	20,237	104%	57,971	30,075	93%

Other income (expense), net	(6,003)	(2,634)	128%	(10,791)	(8)	n/m

Loss before income taxes	$(46,524)	$(21,404)	117%	$(66,400)	$(26,903)	147%
Three Months Ended June 30, 2015 versus 2014
Expenses increased by $21.0 million primarily as a result of strategic advisor costs of $23.7 million that are new in 2015 and costs of $3.1 million to maintain the legacy ResCap servicing platform for post-integration audit and compliance purposes, partially offset by lower non-recurring regulatory monitoring costs which have not been allocated to the business segments.

Other income (expense), net for the three months ended June 30, 2015 and 2014 includes $6.7 million and $3.3 million, respectively, of interest expense on the $350.0 million Senior Unsecured Notes that we issued on May 12, 2014.
Six Months Ended June 30, 2015 versus 2014
Expenses increased by $27.9 million primarily because of strategic advisor costs of $23.7 million that are new in 2015 and costs of $6.5 million to maintain the legacy ResCap servicing platform for post-integration audit and compliance purposes. Expenses for the six months ended June 30, 2014 includes the accelerated recognition of $5.4 million of expense related to the surrender of stock options in the second quarter. Additionally, both periods include certain non-recurring regulatory monitoring costs that have not been allocated to the business segments. Other income (expense), net for the six months ended June 30, 2015 and 2014 includes $12.8 million and $3.3 million, respectively, of interest expense on the $350.0 million Senior Unsecured Notes.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At June 30, 2015, our cash position was $320.1 million compared to $129.5 million at December 31, 2014. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts. Our priorities for deployment of excess cash are: (1) supporting our core servicing and lending businesses and investing in these core assets, (2) reducing corporate leverage, and (3) expanding into similar or complimentary businesses that meet our return on capital requirements.
Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues;

•	Proceeds from match funded liabilities;

•	Proceeds from other borrowings, including warehouse facilities;

•	Proceeds from sales of MSRs and related advances; and

•	Proceeds from sales of originated loans and repurchased loans.
Our ability to finance servicing advances is a significant factor that affects our liquidity. Our use of advance financing facilities is integral to our servicing advance financing strategy. Consistent with industry practice, our advance funding facilities have a 364-day revolving period. The revolving periods for notes with a total borrowing capacity of $2.1 billion end in 2015 with the remainder ending their revolving periods in 2016. Similarly, all of our master repurchase and participation agreements for financing new loan originations have 364-day terms, and facilities with a total borrowing capacity of $397.5 million mature in 2015 with the remainder maturing in 2016.
Borrowings under our advance financing facilities are incurred by special purpose entities (SPEs) that we consolidate because we have determined that Ocwen is the primary beneficiary of the SPE. We transfer the financed advances to the SPEs, and the SPEs issue debt supported by collections on the transferred advances. Holders of the debt issued by the SPEs can look only to the assets of the SPEs for satisfaction of the debt and the debt is not recourse to Ocwen. In connection with our sale of servicing advances to these advance financing SPEs and to NRZ in connection with the Rights to MSRs, we make certain representations, warranties and covenants primarily focused on the nature of the transferred advance receivables and on our servicing practices.
Advances and match funded advances comprised 34% of total assets at June 30, 2015. Our borrowings under our advance funding facilities are secured by pledges of servicing advances that are sold to the related SPE. From December 31, 2014 to June 30, 2015, maximum borrowing capacity for match funded advances decreased by $62.5 million to $2.4 billion, because of our voluntary termination of a $50.0 million facility in January 2015 and the scheduled $12.5 million reduction in the capacity under another facility in the second quarter of 2015. Our unused advance borrowing capacity increased by $286.6 million to $621.4 million at June 30, 2015 as compared to December 31, 2014, principally because of a decrease in borrowing, as total advances and match funded advances declined by $541.0 million during the same period. Our ability to continue to pledge collateral under each advance financing facility depends on the performance of the collateral. At June 30, 2015, only $169.6 million of the available capacity could be used based on the amount of available collateral.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. The majority of these warehouse facilities are structured as repurchase agreements under which ownership of the loans is temporarily transferred to a lender. The loans are transferred at a discount or “haircut” which serves as the primary credit enhancement for the lender. The funds are repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30-45 days. At June 30, 2015, we had total borrowing capacity under our warehouse facilities of $647.5 million. Of the borrowing capacity extended on a committed basis, $3.9 million was available at June 30, 2015, including our warehouse facilities for reverse mortgages. Of the borrowing capacity extended on an uncommitted basis or at the discretion of the lender, $328.8 million remained available at June 30, 2015. See Note 11 – Borrowings to the unaudited Consolidated Financial Statements for additional details.

We also rely on the secondary mortgage market as a source of long-term capital to support our lending operations. Substantially all of the mortgage loans that we produce are sold in the secondary mortgage market in the form of residential mortgage backed securities guaranteed by Fannie Mae or Freddie Mac and, in the case of mortgage backed securities guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA or VA.
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock, transferring assets or making loans, investments or acquisitions. As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include noncompliance with our covenants, nonpayment of principal or interest, material misrepresentations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and changes of control. Covenants and default provisions of this type are commonly found in debt agreements such as ours. Certain of these covenants and default provisions are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies.
Our primary uses of funds are:

•	Payments for advances in excess of collections on existing servicing portfolios;

•	Payment of interest and operating costs;

•	Funding of originated loans; and

•	Repayments of borrowings, including match funded liabilities and warehouse facilities.
Under the terms of our SSTL facility agreement we are required to use 75% of the net sales proceeds from certain permitted asset sales (which generally include our announced Agency MSR sales) to prepay the SSTL. Subject to certain conditions, we are able to reinvest the remaining 25% of such net sales proceeds within 120 days of receipt thereof (subject to an extension of up to 90 days if a binding agreement is entered into within such 120 days). During the six months ended June 30, 2015, we prepaid $334.6 million of the SSTL principal balance from proceeds of completed MSR sales.
On October 31, 2013, we announced that our board of directors had authorized a share repurchase program for an aggregate of up to $500.0 million of our issued and outstanding shares of common stock. As of June 30, 2015, the approximate remaining value of shares that may be repurchased under the plan was $129.7 million. On February 5, 2015, we announced that we have suspended this stock repurchase program. We may restart the stock repurchase program in the future, and unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 2016. During the six months ended June 30, 2015, we did not repurchase any shares of common stock under this program.
Outlook
We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to minimize liquidity risk.
In assessing our liquidity outlook, our primary focus is on five measures:

•	Business financial projections for revenues, costs and net income;

•	Requirements for maturing liabilities compared to amounts generated from maturing assets and operating cash flow;

•	Projected future sales of MSRs and servicing advances;

•	The change in advances and match funded advances compared to the change in match funded liabilities and available borrowing capacity; and

•	Projected future originations and purchases of forward and reverse mortgage loans.
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
Consistent with industry practice, our advance funding facilities have a 364-day revolving period. The revolving periods for notes with a total borrowing capacity of $2.1 billion end in 2015 with the remainder ending their revolving periods in 2016.

At June 30, 2015, we had $1.7 billion outstanding under these facilities. In the event we are unable to renew, replace or extend the revolving period of one or more of these advance funding facilities, monthly amortization of the outstanding balance must begin at the end of the respective 364-day revolving period. Similarly, all of our master repurchase and participation agreements for financing new loan originations have 364-day terms, and facilities with a total borrowing capacity of $397.5 million mature in 2015 with the remainder maturing in 2016. At June 30, 2015, we had $314.8 million outstanding under these financing arrangements. We currently expect that we will be able to renew, replace or extend all of these debt agreements consistent with our historical experience. We anticipate that as we renew, replace or extend our various facilities throughout 2015, we may incur increased ongoing interest costs.
We remain actively engaged with our lenders, and recent financing developments include the following:

•	On April 16, 2015, we negotiated an increase in the capacity of an existing warehouse line from $50.0 million to $100.0 million.

•	On April 16, 2015, we agreed to a reduction of $37.5 million in the uncommitted borrowing capacity under one of our existing warehouse lines.

•
On June 10, 2015 and June 26, 2015, we executed a new $450.0 million servicing advance financing facility with $225.0 million of revolving notes and $225.0 million of term notes to replace an existing $400.0 million facility.

•
On July 1, 2015, we canceled the single Ocwen Master Advance Receivables Trust Series 2014-VF4 note and issued four new notes that are rated by a credit rating agency, provide the same combined borrowing capacity as the canceled note and limit the weighted average margin over 1-Month LIBOR on the new notes to 175 basis points.

Many aspects of our liquidity forecast process require the use of judgment and estimates on the part of management and include factors that may be beyond our control. Additionally our actual results could differ materially from our estimates. If our results fall below our expectations, we may take additional actions that would be outside the normal course of our operations to generate additional liquidity. These actions may include, but are not limited to: (1) reducing our ongoing operating expenses, including employee headcount, (2) raising additional capital by issuing debt or equity, or (3) selling certain assets, operations or subsidiaries. Challenges to our liquidity position could have a material adverse effect on our operating results and financial condition. In 2015, we engaged financial and legal advisors to assist us in evaluating potential adjustments to our capital structure, as appropriate and in exploring our strategic options. For the six months ended June 30, 2015, we incurred approximately $24.2 million of professional services expenses in connection with these initiatives.
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a particular company, security or obligation. Lower ratings generally result in higher borrowing costs and reduced access to capital markets. The following table summarizes our current ratings and outlook by the respective nationally recognized rating agencies. A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time.

Rating Agency	Short-term	Long-term	Senior Unsecured Notes	Review Status / Outlook	Date of last action
Moody’s	na	B2	B3	Stable	June 3, 2015
S&P	na	B	CCC+	Credit Watch Negative	April 21, 2015
Fitch	B	B-	CC	Stable	June 24, 2015
Moody’s announced an upgrade of our corporate family, senior secured and senior unsecured credit ratings on June 3, 2015 and changed its outlook for all of these ratings from negative to stable. On April 21, 2015, S&P placed our credit ratings on CreditWatch with negative implications. On June 24, 2015, Fitch affirmed our credit ratings and revised its outlook from negative to stable. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
Cash Flows
Our operating cash flow is primarily impacted by the receipt of servicing fees, changes in our servicing advance balances, the level of new loan production and the timing of sales and securitizations of forward mortgage loans. To the extent we sell MSRs related to delinquent loans, we accelerate the recovery of the related advances. We also receive any outstanding deferred servicing fees.

Cash flows for the six months ended June 30, 2015
Our operating activities provided $535.0 million of cash largely due to net income adjusted for MSR amortization and valuation-related losses and other non-cash items, $383.0 million of net collections of servicing advances and $202.6 million of net proceeds from sales and collections of loans held for sale.
Our investing activities provided $43.9 million of cash. Cash inflows include the receipt of $388.9 million of net proceeds from the sale of Agency MSRs, $128.8 million of proceeds from the sale of advances and $63.9 million of collections on reverse mortgages. Investing activities include cash outflows in connection with our reverse mortgage originations of $530.4 million.
Our financing activities used $388.3 million of cash. Cash outflows were primarily comprised of $349.1 million of net repayments on match funded liabilities from net advance recoveries, $341.1 million of repayments on the SSTL, including $334.6 million of prepayments in connection with MSR sales, and a $113.7 million net reduction in borrowings under mortgage warehouse facilities used to fund originated forward loans, which declined during the period. Cash outflows for the six months ended June 30, 2015 also include $18.6 million of costs incurred in connection with amendments to the SSTL. These cash outflows were offset in large part by $532.9 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings.
Cash flows for the six months ended June 30, 2014
Our operating activities provided $210.0 million of cash largely due to net income, adjusted for MSR amortization and valuation-related losses and other non-cash items, and $123.3 million of net collections of servicing advances. The cash inflows were partially offset by $79.2 million of net originations and purchases of loans held for sale and the net settlement paid in May 2014 in connection with the Ocwen National Mortgage Settlement.
Our investing activities used $542.2 million of cash. Investing activities include cash outflows in connection with our reverse mortgage originations of $357.1 million. In addition, we paid $216.7 million in connection with asset and business acquisitions completed during the six months ended June 30, 2014. Cash inflows include $28.6 million of collections on reverse mortgages.
Our financing activities provided $413.1 million of cash. Cash provided by our financing activities includes $381.6 million in connection with our reverse mortgage securitizations accounted for as secured financings. Financing activities also include $343.8 million of cash received in connection with the issuance of $350.0 million of Senior Unsecured Notes in May 2014, net of the payment of $6.2 million of debt issuance costs. In addition, we received $123.6 million of proceeds from the OASIS transaction involving the sale of Freddie Mac MSRs and $81.8 million of proceeds from the sale of advances to NRZ acquired in connection with the Ginnie Mae EBO Transaction, both of which were accounted for as a financing. These cash inflows were partially offset by a paydown of match funded liabilities using a portion of the proceeds from the Senior Unsecured Notes and a net reduction in borrowings under mortgage warehouse facilities used to fund originated forward loans that declined during the period. Also, we completed the repurchase of 2,663,334 shares of common stock under our stock repurchase program, paying $94.6 million in connection with these repurchases.
CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At June 30, 2015, such contractual obligations were primarily comprised of secured and unsecured borrowings, interest payments, operating leases and commitments to originate or purchase loans. Other than the renewal of advance funding facilities and other secured borrowings and the prepayment of the SSTL from proceeds of MSR sales, there were no significant changes to our contractual obligations during the six months ended June 30, 2015.
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
For MSRs accounted for using the amortization measurement method, we assess servicing assets or liabilities for impairment or increased obligation based on fair value on a quarterly basis. We group our MSRs by stratum for impairment testing based on the predominant risk characteristics of the underlying mortgage loans. During the first quarter of 2015, we recognized a $17.8 million impairment charge on our government-insured MSRs, as the fair value for this stratum was less than its carrying value. This impairment was primarily due to the FHA reducing the mortgage insurance premium rate by 50 basis points during the quarter, which created a significantly lower interest rate for existing FHA borrowers and in turn, generated higher projected prepayment speed and shorter asset life inputs used to value these MSRs. During the second quarter of 2015, the fair value of this stratum increased due to higher interest rates and we reversed $16.2 million of the valuation allowance. The carrying value of this stratum at June 30, 2015 was $143.7 million, net of the valuation allowance of $1.6 million. The impairment charge is recognized in Servicing and origination expense in the unaudited Consolidated Statements of Operations.

Fair Value Measurements
The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs at the dates indicated:

	June 30, 2015	December 31, 2014
Loans held for sale	$352,398	$488,612
Loans held for investment - reverse mortgages	2,097,192	1,550,141
MSRs - recurring basis	814,450	93,901
MSRs- non recurring basis (1)	143,664	—
Derivative assets	7,336	6,632
Mortgage-backed securities	8,157	7,335
Assets at fair value	$3,423,197	$2,146,621
As a percentage of total assets	43%	26%
Financing liabilities	$2,569,217	$2,058,693
Derivative liabilities	—	2,854
Liabilities at fair value	$2,569,217	$2,061,547
As a percentage of total liabilities	37%	29%
Assets at fair value using Level 3 inputs	$3,139,435	$1,739,436
As a percentage of assets at fair value	92%	81%
Liabilities at fair value using Level 3 inputs	$2,569,217	$2,058,693
As a percentage of liabilities at fair value	100%	100%

(1)
The balance at June 30, 2015 represents our impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a non-recurring basis. The carrying value of this stratum is net of a valuation allowance of $1.6 million.

Assets at fair value using Level 3 inputs increased during the six months ended June 30, 2015 primarily due to our election on January 1, 2015 to account for a newly-created class of non-Agency MSRs at fair value. Reverse mortgage originations also contributed to the increase in Level 3 assets at fair value. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings. Our net economic exposure to Loans held for investment - reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by offsetting changes in the value of the related secured financing.
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

Interest Rate Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates and the related fair value of these instruments at June 30, 2015 and December 31, 2014. We use certain assumptions to estimate the fair value of these instruments. See Note 3 – Fair Value to the unaudited Consolidated Financial Statements for additional information regarding fair value of financial instruments.

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Assets:
Interest-earning cash	$87,382	$87,382	$75,101	$75,101
Loans held for sale, at fair value	276,581	276,581	401,120	401,120
Loans held for sale, at lower of cost or fair value (1)	75,817	75,817	87,492	87,492
Loans held for investment - reverse mortgages	2,097,192	2,097,192	1,550,141	1,550,141
Interest–earning collateral and debt service accounts	124,298	124,298	97,029	97,029
Total rate-sensitive assets	$2,661,270	$2,661,270	$2,210,883	$2,210,883

Rate-Sensitive Liabilities:
Match funded liabilities	$1,741,122	$1,741,122	$2,090,247	$2,090,247
Financing liabilities	2,743,670	2,731,023	2,258,641	2,248,341
Other secured borrowings	1,290,431	1,290,848	1,733,691	1,658,699
Senior unsecured notes	350,000	327,250	350,000	321,563
Total rate-sensitive liabilities	$6,125,223	$6,090,243	$6,432,579	$6,318,850

	June 30, 2015		December 31, 2014
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$1,756,000	$155	$1,729,000	$567
IRLCs	350,070	5,056	239,406	6,065
Forward MBS trades	649,213	2,125	703,725	(2,854)
Derivatives, net		$7,336		$3,778

(1)	Net of market valuation allowances and including non-performing loans.

Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at June 30, 2015, given hypothetical instantaneous parallel shifts in the yield curve. We used June 30, 2015 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$4,110	$(4,743)
Forward MBS trades	(4,086)	4,466
Total loans held for sale and related derivatives	24	(277)

Fair value MSRs	14,344	(14,372)
MSRs, embedded in pipeline	(224)	188
Total fair value MSRs	14,120	(14,184)

Total, net	$14,144	$(14,461)

Borrowings
The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates.
Based on June 30, 2015 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of $21.1 million resulting from an increase of $41.9 million in annual interest income and an increase of $20.9 million in annual interest expense.

ITEM 4.	CONTROLS AND PROCEDURES
Management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2015.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Michael R. Bourque, Jr.
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: July 30, 2015