Form 10-Q
period 2015-09-30
OCWEN FINANCIAL CORP
filed 2015-10-29
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of October 26, 2015: 125,390,482 shares

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
These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. Our business has been undergoing substantial change, which has magnified such uncertainties. Readers should bear these factors in mind when considering such statements and should not place undue reliance on such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and the following:

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

•	our reserves, valuations, provisions and anticipated realization on assets;

•	our ability to execute on our strategy to reduce the size of our Agency portfolio;

•	uncertainty related to the ability of third-party obligors and financing sources to fund servicing advances on a timely basis on loans serviced by us;

•	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;

•	uncertainty related to our ability to adapt and grow our business;

•	our ability to integrate the systems, procedures and personnel of acquired assets and businesses;

•	our ability to maintain our technology systems and our ability to adapt such systems for future operating environments;

•	uncertainty related to our tax positions;

•	our ability to recognize the benefits of our deferred tax assets;

•	uncertainty related to the ability of our technology vendors to adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems;

•	failure of our internal security measures or breach of our privacy protections; and

•	uncertainty related to the political or economic stability of foreign countries in which we have operations.
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the Securities and Exchange Commission (SEC) including our Annual Report on Form 10-K for the year ended December 31, 2014, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. Forward-looking statements speak only as of the date they were made and except for our ongoing obligations under the U.S. federal securities laws, we disclaim any obligation to update or revise forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2015	December 31, 2014
Assets
Cash	$458,674	$129,473
Mortgage servicing rights ($787,344 and $93,901 carried at fair value)	1,153,295	1,913,992
Advances	517,378	893,914
Match funded advances	1,955,618	2,409,442
Loans held for sale ($235,909 and $401,120 carried at fair value)	526,972	488,612
Loans held for investment - reverse mortgages, at fair value	2,319,515	1,550,141
Receivables, net	361,572	270,596
Deferred tax assets, net	63,866	76,987
Premises and equipment, net	44,885	43,310
Other assets ($18,551 and $7,335 carried at fair value)	609,279	490,811
Total assets	$8,011,054	$8,267,278

Liabilities and Equity
Liabilities
Match funded liabilities	$1,589,846	$2,090,247
Financing liabilities ($2,789,663 and $2,058,693 carried at fair value)	2,953,518	2,258,641
Other secured borrowings	1,001,070	1,733,691
Senior unsecured notes	350,000	350,000
Other liabilities	1,036,165	793,534
Total liabilities	6,930,599	7,226,113

Commitments and Contingencies (Notes 19 and 20)

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 125,390,482 and 125,215,615 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,254	1,252
Additional paid-in capital	527,622	515,194
Retained earnings	550,373	530,361
Accumulated other comprehensive loss, net of income taxes	(1,886)	(8,413)
Total Ocwen stockholders’ equity	1,077,363	1,038,394
Non-controlling interest in subsidiaries	3,092	2,771
Total equity	1,080,455	1,041,165
Total liabilities and equity	$8,011,054	$8,267,278

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Servicing and subservicing fees	$360,017	$465,964	$1,203,541	$1,448,096
Gain on loans held for sale, net	27,298	27,218	116,934	110,041
Other revenues	17,631	20,516	58,166	59,896
Total revenue	404,946	513,698	1,378,641	1,618,033

Expenses
Compensation and benefits	102,612	99,879	313,599	316,118
Amortization of mortgage servicing rights	18,108	60,783	88,188	186,075
Servicing and origination	101,545	49,739	255,905	129,473
Technology and communications	37,182	44,261	117,793	121,234
Professional services	62,428	160,704	191,728	212,745
Occupancy and equipment	31,043	24,697	85,530	82,504
Other	34,808	14,976	65,593	101,547
Total expenses	387,726	455,039	1,118,336	1,149,696

Other income (expense)
Interest income	5,693	6,593	16,306	17,472
Interest expense	(118,313)	(133,049)	(362,606)	(409,129)
Gain on sale of mortgage servicing rights	41,246	—	97,958	—
Gain on extinguishment of debt	—	—	—	2,609
Other, net	(1,764)	(4,469)	(12,552)	(2,675)
Total other expense, net	(73,138)	(130,925)	(260,894)	(391,723)

Income (loss) before income taxes	(55,918)	(72,266)	(589)	76,614
Income tax expense	10,832	2,992	21,866	24,374
Net income (loss)	(66,750)	(75,258)	(22,455)	52,240
Net income attributable to non-controlling interests	(119)	(123)	(321)	(165)
Net income (loss) attributable to Ocwen stockholders	(66,869)	(75,381)	(22,776)	52,075
Preferred stock dividends	—	—	—	(1,163)
Deemed dividends related to beneficial conversion feature of preferred stock	—	(808)	—	(1,639)
Net income (loss) attributable to Ocwen common stockholders	$(66,869)	$(76,189)	$(22,776)	$49,273

Earnings (loss) per share attributable to Ocwen common stockholders
Basic	$(0.53)	$(0.58)	$(0.18)	$0.37
Diluted	$(0.53)	$(0.58)	$(0.18)	$0.36

Weighted average common shares outstanding
Basic	125,383,639	130,551,197	125,322,742	133,318,381
Diluted	125,383,639	130,551,197	125,322,742	136,881,326

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(66,750)	$(75,258)	$(22,455)	$52,240

Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income (1)	494	384	6,527	1,362
Other	—	2	—	5
Total other comprehensive income, net of income taxes	494	386	6,527	1,367

Comprehensive income (loss)	(66,256)	(74,872)	(15,928)	53,607
Comprehensive income attributable to non-controlling interests	(119)	(123)	(321)	(165)
Comprehensive income (loss) attributable to Ocwen stockholders	$(66,375)	$(74,995)	$(16,249)	$53,442

(1)
Net of tax expense of $0.4 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively. These losses are reclassified to Other, net in the Unaudited Consolidated Statements of Operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2014	125,215,615	$1,252	$515,194	$530,361	$(8,413)	$2,771	$1,041,165
Net income (loss)	—	—	—	(22,776)	—	321	(22,455)
Cumulative effect of fair value election - Mortgage servicing rights, net of income taxes	—	—	—	42,788	—	—	42,788
Exercise of common stock options	85,173	1	508	—	—	—	509
Equity-based compensation and other	89,694	1	11,920	—	—	—	11,921
Other comprehensive income, net of income taxes	—	—	—	—	6,527	—	6,527
Balance at September 30, 2015	125,390,482	$1,254	$527,622	$550,373	$(1,886)	$3,092	$1,080,455

Balance at December 31, 2013	135,176,271	$1,352	$818,427	$1,002,963	$(10,151)	$—	$1,812,591
Net income	—	—	—	52,075	—	165	52,240
Preferred stock dividends ($18.75 per share)	—	—	—	(1,163)	—	—	(1,163)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(1,639)	—	—	(1,639)
Conversion of preferred stock	1,950,296	20	61,980	—	—	—	62,000
Repurchase of common stock	(9,920,649)	(99)	(325,510)	—	—	—	(325,609)
Exercise of common stock options	244,000	2	1,036	—	—	—	1,038
Equity-based compensation and other	17,887	—	11,092	—	—	—	11,092
Non-controlling interest in connection with acquisition of controlling interest in Ocwen Structured Investments, LLC	—	—	—	—	—	2,526	2,526
Other comprehensive income, net of income taxes	—	—	—	—	1,367	—	1,367
Balance at September 30, 2014	127,467,805	$1,275	$567,025	$1,052,236	$(8,784)	$2,691	$1,614,443

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities
Net income (loss)	$(22,455)	$52,240
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage servicing rights	88,188	186,075
Loss on valuation of mortgage servicing rights, at fair value	73,257	13,147
Impairment of mortgage servicing rights	25,052	—
Gain on sale of mortgage servicing rights	(97,958)	—
Realized and unrealized losses on derivative financial instruments	8,529	1,955
Provision for bad debts	25,272	49,583
Depreciation	13,467	16,601
Amortization of debt issuance costs	10,385	3,754
Gain on extinguishment of debt	—	(2,609)
(Gain) loss on sale of fixed assets	(1,095)	2,093
Decrease in deferred tax assets, net	5,700	35,884
Equity-based compensation expense	5,130	9,372
Gain on loans held for sale, net	(116,934)	(110,041)
Origination and purchase of loans held for sale	(3,713,311)	(6,007,152)
Proceeds from sale and collections of loans held for sale	3,935,420	6,013,059
Changes in assets and liabilities:
Decrease in advances and match funded advances	491,654	236,688
Increase in receivables and other assets, net	(1,899)	(11,806)
Increase in other liabilities	30,726	46,243
Other, net	14,866	23,929
Net cash provided by operating activities	773,994	559,015

Cash flows from investing activities
Origination of loans held for investment – reverse mortgages	(781,002)	(565,670)
Principal payments received on loans held for investment - reverse mortgages	105,520	56,193
Purchase of mortgage servicing rights, net	(10,055)	(19,395)
Proceeds from sale of mortgage servicing rights	598,059	287
Acquisition of advances in connection with the purchase of mortgage servicing rights	—	(84,373)
Acquisition of advances in connection with the purchase of loans	—	(60,482)
Proceeds from sale of advances and match funded advances	285,938	—
Additions to premises and equipment	(18,335)	(7,716)
Proceeds from sale of premises and equipment	4,758	22
Cash paid to acquire ResCap Servicing Operations (a component of Residential Capital, LLC)	—	(54,220)
Net cash paid to acquire controlling interest in Ocwen Structured Investments, LLC	—	(7,834)
Distributions of capital from unconsolidated entities	—	6,572
Other	4,082	4,248
Net provided by (used in) investing activities	188,965	(732,368)

Cash flows from financing activities
Repayment of match funded liabilities	(500,401)	(329,175)
Proceeds from other secured borrowings	5,647,016	4,352,495
Repayments of other secured borrowings	(6,572,601)	(4,532,029)
Proceeds from issuance of senior unsecured notes	—	350,000
Payment of debt issuance costs	(18,610)	(6,835)
Proceeds from sale of mortgage servicing rights accounted for as a financing	—	123,551
Proceeds from sale of loans accounted for as a financing	803,924	572,031
Proceeds from sale of advances accounted for as a financing	—	88,095
Repurchase of common stock	—	(325,609)
Payment of preferred stock dividends	—	(1,163)
Proceeds from exercise of common stock options	413	1,176
Other	6,501	1,467
Net cash (used in) provided by financing activities	(633,758)	294,004

Net increase in cash	329,201	120,651
Cash at beginning of year	129,473	178,512
Cash at end of period	$458,674	$299,163

Supplemental non-cash investing and financing activities
Transfer of loans held for sale to loans held for investment	$—	$110,874

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(Dollars in thousands, except per share data and unless otherwise indicated)

Note 1 – Description of Business and Basis of Presentation
Organization
Ocwen Financial Corporation (NYSE: OCN) (Ocwen, we, us and our) is a financial services holding company which, through its subsidiaries, is engaged in the servicing and origination of mortgage loans. Effective October 1, 2015, Ocwen designated its office in West Palm Beach, Florida as corporate headquarters. Previously our office in Atlanta, Georgia was designated as headquarters. We have offices located throughout the United States (U.S.) and in the United States Virgin Islands (USVI) with support operations in India and the Philippines. Ocwen is a Florida corporation organized in February 1988.
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
We originate, purchase, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government insured (Federal Housing Authority (FHA) or Department of Veterans Affairs (VA)) forward and reverse mortgages. The GSEs or Ginnie Mae guarantee these mortgage securitizations.
Note 1A — Business Environment
Our business has been facing certain challenges and uncertainties, including with respect to the potential impact on us of any regulatory actions against us, downgrades in our third-party servicer ratings or any failure to maintain sufficient liquidity or comply with the covenants in our debt agreements.
We believe that we have made significant progress over the course of 2015 addressing the challenges and uncertainties that our business has been facing. We have largely completed executing on our strategic plan to sell a significant portion of our Agency MSRs, completing sales of approximately $89 billion unpaid principal balance (UPB) of Agency MSRs from which we expect to receive proceeds of approximately $642 million, subject in each case to necessary approvals and the satisfaction of closing conditions. The majority of proceeds received to date have been used to make $561.6 million of prepayments under our Senior Secured Term Loan (SSTL), which has significantly reduced our leverage.
During 2015, we have successfully renewed, refinanced, replaced or extended all of our servicing advance facilities and mortgage loan warehouse facilities prior to their scheduled maturity dates to the extent we have deemed necessary to maintain adequate liquidity. On September 18, 2015, we refinanced an existing $1.8 billion servicing advance facility. The amortization date was extended to September 2016 and the maximum borrowing capacity was reduced to $1.7 billion.
On October 16, 2015, we entered into an amendment to the SSTL facility agreement. Effective as of October 20, 2015, the amendment, among other things (1) removed, until the quarter ending June 30, 2017, the interest coverage and corporate leverage ratio financial covenants; (2) expanded our ability to exclude certain assets from the collateral securing the SSTL to the extent necessary to meet regulatory minimum net worth requirements; (3) increased our ability to make certain permitted investments; and (4) established a requirement that we use 100.0% of the net cash proceeds from future asset sales permitted under the general asset sale basket to prepay the SSTL.
Note 1B - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2015. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Reclassifications
Within the Other income (expense) section of the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2014, we reclassified Interest income from Other, net to a separate line item to conform to the current year presentation.
Certain insignificant amounts in the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 have been reclassified to conform to the current year presentation. These reclassifications had no impact on our consolidated cash flows from operating, investing or financing activities.
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
Income Taxes
In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270, Interim Financial Reporting, and ASC 740-270, Income Taxes — Interim Reporting, at the end of each interim period, we are required to determine the best estimate of our annual effective tax rate and then apply that rate to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) in providing for income taxes on an interim period. However, in certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate, ASC 740-270 allows the actual effective tax rate for the interim period to be used in the interim period. For the three months ended September 30, 2015, we calculated an estimate of our annual effective rate for the year and applied that rate to our pre-tax “ordinary” income or loss for the nine months ended September 30, 2015.
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
Revenue from Contracts with Customers: Deferral of the Effective Date (ASU 2015-14)
In August 2015, the FASB issued Accounting Standards Update (ASU) 2015-14, which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers”, by one year. In May 2014, the FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard.
As a result of the issuance of ASU 2015-14, ASU 2014-09 will now be effective for us on January 1, 2018, with early application permitted as of the annual reporting period beginning on January 1, 2017, including interim reporting periods within that reporting period. We are currently evaluating the effect of adopting this standard.

Interest -- Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements -- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (ASU 2015-15)
In August 2015, the FASB issued Accounting Standards Update (ASU) 2015-15, which clarifies ASU 2015-03, “Interest -- Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs”, by providing guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance on this matter, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on that line-of-credit arrangement.
The issuance of ASU 2015-15 does not change the effective date of ASU 2015-03. ASU 2015-03 will be effective for us on January 1, 2016, with early adoption permitted for financial statements that have not been previously issued. We are currently evaluating the effect of adopting this standard.
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
Securitizations of Residential Mortgage Loans
Currently, we securitize forward and reverse residential mortgage loans involving the GSEs and Ginnie Mae and loans insured by the FHA or VA. We retain the right to service these loans and receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the Unaudited Consolidated Statements of Operations.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding during the three and nine months ended September 30:

	Three Months		Nine Months
	2015	2014	2015	2014
Proceeds received from securitizations	$1,478,142	$1,369,468	$3,964,866	$4,346,991
Servicing fees collected	5,973	10,840	25,066	25,174
Purchases of previously transferred assets, net of claims reimbursed	1,512	2,237	2,408	2,237
	$1,485,627	$1,382,545	$3,992,340	$4,374,402
In connection with these transfers, we retained MSRs of $9.5 million and $27.8 million during the three and nine months ended September 30, 2015, respectively, and $10.7 million and $32.1 million during the three and nine months ended September 30, 2014, respectively. We initially record the MSRs at fair value and subsequently account for them at amortized cost.

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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss including the UPB of the transferred loans at the dates indicated:

	September 30, 2015	December 31, 2014
Carrying value of assets:
Mortgage servicing rights, at amortized cost	$45,064	$82,542
Mortgage servicing rights, at fair value	226	2,840
Advances and match funded advances	21,686	1,236
UPB of loans transferred (1)	6,811,864	9,353,187
Maximum exposure to loss	$6,878,840	$9,439,805

(1)	The UPB of the loans transferred is the maximum exposure to loss under our standard representations and warranties obligations.
At September 30, 2015 and December 31, 2014, 8.1% and 5.1%, respectively, of the transferred residential loans that we service were 60 days or more past due. During the three and nine months ended September 30, 2015, there were no charge-offs, net of recoveries, associated with these transferred loans.
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
At September 30, 2015 and December 31, 2014, we had HMBS-related borrowings of $2.2 billion and $1.4 billion and HECMs pledged as collateral to the pools of $2.3 billion and $1.6 billion, respectively.
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
We make the transfers to these SPEs under the terms of our advance financing facility agreements. We classify the transferred advances on our Unaudited Consolidated Balance Sheets as Match funded advances and the related liabilities as Match funded liabilities. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by these entities can look only to the assets of the SPE for satisfaction of the debt, and the debt is not recourse to Ocwen. The assets and liabilities of the advance financing SPEs are comprised solely of Match funded advances, Debt service accounts, Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation in our Unaudited Consolidated Balance Sheets.
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

The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not carried, at fair value are as follows at the dates indicated:

		September 30, 2015		December 31, 2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$235,909	$235,909	$401,120	$401,120
Loans held for sale, at lower of cost or fair value (b)	3	291,063	291,063	87,492	87,492
Total Loans held for sale		$526,972	$526,972	$488,612	$488,612
Loans held for investment - Reverse mortgages, at fair value (a)	3	$2,319,515	$2,319,515	$1,550,141	$1,550,141
Advances and match funded advances (c)	3	2,472,996	2,472,996	3,303,356	3,303,356
Receivables, net (c)	3	361,572	361,572	270,596	270,596
Mortgage-backed securities, at fair value (a)	3	8,541	8,541	7,335	7,335

Financial liabilities:
Match funded liabilities (c)	3	$1,589,846	$1,589,901	$2,090,247	$2,090,247
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$2,229,604	$2,229,604	$1,444,252	$1,444,252
Financing liability - MSRs pledged (a)	3	560,059	560,059	614,441	614,441
Other (c)	3	163,855	144,725	199,948	189,648
Total Financing liabilities		$2,953,518	$2,934,388	$2,258,641	$2,248,341
Other secured borrowings:
Senior secured term loan (c)	2	$702,918	$702,397	$1,273,219	$1,198,227
Other (c)	3	298,152	298,152	460,472	460,472
Total Other secured borrowings		$1,001,070	$1,000,549	$1,733,691	$1,658,699

Senior unsecured notes (c)	2	$350,000	$321,563	$350,000	$321,563

Derivative financial instruments assets (liabilities) (a):
Interest Rate Lock Commitments (IRLCs)	2	$10,010	$10,010	$6,065	$6,065
Forward MBS trades	1	(3,438)	(3,438)	(2,854)	(2,854)
Interest rate caps	3	1,501	1,501	567	567

MSRs:
MSRs, at fair value (a)	3	$787,344	$787,344	$93,901	$93,901
MSRs, at amortized cost (c) (d)	3	365,951	404,533	1,820,091	2,237,703
Total MSRs		$1,153,295	$1,191,877	$1,913,992	$2,331,604

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

(d)
The balance at September 30, 2015 includes our impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a non-recurring basis. The carrying value of this stratum at September 30, 2015 was $144.2 million, net of a valuation allowance of $25.1 million.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis for the three and nine months ended September 30, 2015 and 2014.

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended September 30, 2015
Beginning balance	$2,097,192	$(1,987,998)	$8,157	$(581,219)	$155	$814,450	$350,737
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	2,084	—	2,084
Issuances	250,600	(271,068)	—	—	—	—	(20,468)
Sales	—	—	—	—	—	(2,329)	(2,329)
Settlements	(41,582)	43,725	—	21,160	—	—	23,303
	209,018	(227,343)	—	21,160	2,084	(2,329)	2,590
Total realized and unrealized gains and (losses):
Included in earnings	13,305	(14,263)	384	—	(738)	(24,777)	(26,089)
Included in Other comprehensive income	—	—	—	—	—	—	—
	13,305	(14,263)	384	—	(738)	(24,777)	(26,089)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$2,319,515	$(2,229,604)	$8,541	$(560,059)	$1,501	$787,344	$327,238

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended September 30, 2014
Beginning balance	$1,107,626	$(1,033,712)	$7,502	$(629,579)	$97	$104,220	$(443,846)
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	—	—
Issuances	208,566	(190,452)	—	—	—	—	18,114
Sales	—	—	—	—		—	—
Settlements	(27,592)	12,690	—	10,724	—	(934)	(5,112)
	180,974	(177,762)	—	10,724	—	(934)	13,002
Total realized and unrealized gains and (losses):
Included in earnings	26,724	(24,620)	(124)	—	(6)	(1,338)	636
Included in Other comprehensive income	—	—	—	—	—	—	—
	26,724	(24,620)	(124)	—	(6)	(1,338)	636
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$1,315,324	$(1,236,094)	$7,378	$(618,855)	$91	$101,948	$(430,208)

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Nine months ended September 30, 2015
Beginning balance	$1,550,141	$(1,444,252)	$7,335	$(614,441)	$567	$93,901	$(406,749)
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	2,201	—	2,201
Issuances	781,002	(803,924)	—	—	—	(1,139)	(24,061)
Transfer from MSRs carried at amortized cost	—	—	—	—	—	839,157	839,157
Sales	—	—	—	—	—	(71,318)	(71,318)
Settlements (1)	(105,505)	107,522	—	54,382	346	—	56,745
	675,497	(696,402)	—	54,382	2,547	766,700	802,724
Total realized and unrealized gains and (losses): (2)
Included in earnings	93,877	(88,950)	1,206	—	(1,613)	(73,257)	(68,737)
Included in Other comprehensive income (loss)	—	—	—	—	—	—	—
	93,877	(88,950)	1,206	—	(1,613)	(73,257)	(68,737)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending Balance	$2,319,515	$(2,229,604)	$8,541	$(560,059)	$1,501	$787,344	$327,238

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Nine months ended September 30, 2014
Beginning balance	$618,018	$(615,576)	$—	$(633,804)	$442	$116,029	$(514,891)
Purchases, issuances, sales and settlements:
Purchases	—	—	7,677	—	23	—	7,700
Issuances	565,670	(572,031)	—	—	—	—	(6,361)
Transfer from loans held for sale, at fair value	110,874	—	—	—	—	—	110,874
Sales	—	—	—	—	—	—	—
Settlements	(56,193)	25,725	—	14,949	—	(934)	(16,453)
	620,351	(546,306)	7,677	14,949	23	(934)	95,760
Total realized and unrealized gains and (losses):
Included in earnings	76,955	(74,212)	(299)	—	(374)	(13,147)	(11,077)
Included in Other comprehensive income (loss)	—	—	—	—	—	—	—
	76,955	(74,212)	(299)	—	(374)	(13,147)	(11,077)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$1,315,324	$(1,236,094)	$7,378	$(618,855)	$91	$101,948	$(430,208)

(1)
In the event of a transfer to another party of servicing related to Rights to MSRs, we are required to reimburse New Residential Investment Corp. (NRZ) at predetermined contractual rates for the loss of servicing revenues. Settlements for Financing liability - MSRs pledged for the nine months ended September 30, 2015 includes $2.2 million of such reimbursements.

(2)	Total losses attributable to derivative financial instruments still held at September 30, 2015 were $1.3 million for the nine months ended September 30, 2015.
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
The more significant assumptions used in the September 30, 2015 valuation include:

•	Life in years ranging from 6.33 to 10.22 (weighted average of 6.70);

•	Conditional repayment rate ranging from 4.85% to 53.75% (weighted average of 19.39%); and

•	Discount rate of 2.95%.
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
The more significant assumptions used in the September 30, 2015 valuation include:

Weighted average prepayment speed	12.67%
Weighted average delinquency rate	14.39%
Advance financing cost	5-year swap
Interest rate for computing float earnings	5-year swap
Weighted average discount rate	9.30%
Weighted average cost to service (in dollars)	$98
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
The primary assumptions used in the September 30, 2015 valuation include:

	Agency	Non Agency
Weighted average prepayment speed	10.80%	16.48%
Weighted average delinquency rate	1.10%	29.80%
Advance financing cost	5-year swap	1ML plus 3.5%
Interest rate for computing float earnings	5-year swap	1ML
Weighted average discount rate	9.00%	14.94%
Weighted average cost to service (in dollars)	$70	$336

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
The more significant assumptions used in the September 30, 2015 valuation include:

•	Life in years ranging from 4.85 to 10.22 (weighted average of 5.54);

•	Conditional repayment rate ranging from 4.85% to 53.75% (weighted average of 19.39%); and

•	Discount rate of 2.27%.
Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.
MSRs Pledged
We periodically sell the rights to receive servicing fees, excluding ancillary income, with respect to certain non-Agency MSRs (Rights to MSRs). Because we have retained legal title to the MSRs, the sales of Rights to MSRs are accounted for as financings. We initially establish the value of the Financing Liability - MSRs Pledged based on the price at which the Rights to MSRs are sold. Thereafter, the carrying value of the Financing Liability - MSRs pledged is adjusted to fair value at each reporting date. We determine fair value by applying the price of the underlying MSRs to the remaining principal balance related to the underlying MSRs. Since we have elected fair value for our portfolio of private-label MSRs, future fair value changes in the Financing Liability - MSRs Pledged will be largely offset by changes in the fair value of the related MSRs.

The more significant assumptions used in determination of the price of the underlying MSRs at September 30, 2015 include:

Weighted average prepayment speed	16.98%
Weighted average delinquency rate	30.75%
Advance financing cost	1 ML plus 3.5%
Interest rate for computing float earnings	1ML
Weighted average discount rate	14.77%
Weighted average cost to service (in dollars)	$341
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
Other Secured Borrowings
The carrying value of secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. For the SSTL, we based the fair values at September 30, 2015 and December 31, 2014 on quoted prices in a market with limited trading activity.
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

The following table provides a summary of MSRs and advances sold during the nine months ended September 30, 2015:

	MSRs	Advances and Match Funded Advances
Carrying value of assets sold	$662,923	$321,164
Gain (loss) on sale	97,958	—
Plus: Accrued expenses and reserves	19,529	—
Sales price	780,410	321,164
Less:
Amount due from purchaser at September 30	98,545	35,226
Amount paid to purchasers for estimated representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and related indemnification obligations	83,806	—
Total net cash received	$598,059	$285,938
During nine months ended September 30, 2015, we sold Agency MSRs relating to loans with a UPB of $87.6 billion. There were no significant MSR sales during the nine months ended September 30, 2014. In 2012 and 2013, we sold to Home Loan Servicing Solutions, Ltd. (HLSS) Rights to MSRs and the related servicing advances (together with the sale of the related servicing advances, the NRZ/HLSS Transactions). On April 6, 2015, HLSS closed on the sale of substantially all of its assets to NRZ. References to NRZ in these unaudited consolidated financial statements include HLSS for periods prior to April 6, 2015 because, following HLSS’ sale of substantially all of its assets on April 6, 2015, NRZ, through its subsidiaries, is the owner of the Rights to MSRs and has assumed all rights and obligations under the associated agreements.
Pursuant to our agreements, NRZ has assumed the obligation to fund new servicing advances with respect to the Rights to MSRs. However, because we remain the servicer on the loans for which the Rights to MSRs have been sold, in the event NRZ were to fail to fulfill its advance funding obligations, as the servicer under our servicing agreements, we would be contractually obligated to fund such advances. At September 30, 2015, NRZ had outstanding advances of approximately $5.1 billion in connection with the Rights to MSRs.
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
As it relates to the NRZ/HLSS Transactions, if and when a transfer of legal ownership occurs, OLS will subservice the loans pursuant to a subservicing agreement, as amended, with NRZ.
Beginning April 2017, NRZ has a general right to direct us to transfer servicing of the servicing agreements underlying the Rights to MSRs that we have previously sold to NRZ provided that the transfer is subject to our continued right to be paid the servicing fees and other amounts payable under our agreements. An exception to the requirement that the transfer is subject to our continued right to payment under the transferred servicing agreement exists in circumstances where a termination event (as defined in our agreements with NRZ) occurs. In these circumstances, NRZ may direct us to use commercially reasonable efforts to transfer servicing under the affected servicing agreement and, following the transfer, we would no longer be entitled to receive future servicing fee revenue with respect to the transferred servicing agreement. Regarding NRZ’s rights upon a termination event resulting from an uncured servicer rating downgrade, NRZ has agreed to a standstill until April 2017 unless they determine in good faith that a trustee intends to terminate servicing under an affected servicing agreement. In these circumstances, NRZ may direct us to use commercially reasonable efforts to transfer servicing under the affected servicing agreement and, following the transfer, we would no longer be entitled to receive future servicing fee revenue. All required third-party consents would need to be obtained in connection with any servicing transfer.
To the extent servicing agreements underlying Rights to MSRs are terminated as a result of a termination event, NRZ is entitled to payment of an amount equal to a percentage of NRZ’s purchase price for the related Rights to MSRs. We paid NRZ $2.2 million through September 30, 2015 in connection with the termination of four servicing agreements underlying the Rights to MSRs.
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
The sales of the advances in connection with MSR sales, including the NRZ/HLSS Transactions, meet the requirements for sale accounting, and the advances are derecognized from our consolidated financial statements at the servicing transfer date, or, in the case of advances sold in connection with the sale of Rights to MSRs at time of the sale.
In 2014, Ocwen sold advances related to certain FHA-insured mortgage loans to subsidiaries of NRZ. These advance sales did not qualify for sales treatment and were accounted for as financings.
Note 5 – Loans Held for Sale
Loans Held for Sale - Fair Value
Loans held for sale, at fair value, represent residential mortgage loans originated or purchased and held until sold to secondary market investors, such as the GSEs or other third parties. The following table summarizes the activity in the balance during the nine months ended September 30:

	2015	2014
Beginning balance	$401,120	$503,753
Originations and purchases	3,119,457	3,923,870
Proceeds from sales	(3,306,180)	(4,010,644)
Principal collections	(6,512)	(9,156)
Transfers to loans held for investment - reverse mortgages	—	(110,874)
Gain on sale of loans	37,580	39,486
Other (1)	(9,556)	(485)
Ending balance	$235,909	$335,950

(1)	Other includes the change in fair value of $9.9 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively.
At September 30, 2015, loans held for sale, at fair value with a UPB of $220.2 million were pledged to secure warehouse lines of credit in our Lending segment.
Loans Held for Sale - Lower of Cost or Fair Value
Loans held for sale, at lower of cost or fair value, include residential loans that we do not intend to hold to maturity. The following table summarizes the activity in the balance during the nine months ended September 30:

	2015	2014
Beginning balance	$87,492	$62,907
Purchases	769,631	2,083,282
Proceeds from sales	(577,591)	(1,744,273)
Principal collections	(45,137)	(248,552)
Transfers to accounts receivable	(4,811)	(96,257)
Transfers to real estate owned	(18,479)	(4,575)
Gain on sale of loans	38,327	32,471
Decrease (increase) in valuation allowance	37,998	(16,282)
Other	3,633	3,216
Ending balance (1) (2)	$291,063	$71,937

(1)
At September 30, 2015 and September 30, 2014, the balances are net of valuation allowances of $15.4 million and $47.0 million, respectively. The decrease in the valuation allowance for the nine months ended September 30, 2015 resulted principally from the reversal of $37.8 million of the allowance that was associated with loans that were sold to unrelated third parties during the six months ended June 30, 2015. This decrease was partly offset by an increase of $1.1 million in the allowance resulting from transfers from the liability for indemnification obligations for the initial valuation adjustment that we recognized on certain loans that we repurchased from Fannie Mae and Freddie Mac guaranteed securitizations. For the nine months ended September 30, 2014, the increase in the allowance was principally the result of $15.3 million of such transfers from the liability for indemnification obligations.

(2)
At September 30, 2015 and September 30, 2014, the balances include $98.7 million and $24.1 million, respectively, of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations as part of our servicing obligations. Repurchased loans are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.

At September 30, 2015, Loans held for sale, at lower of cost or fair value with a UPB of $29.7 million were pledged to secure a warehouse line of credit in our Servicing segment.
In March 2014, we purchased delinquent FHA-insured loans with a UPB of $549.4 million out of Ginnie Mae guaranteed securitizations under the terms of a conditional repurchase option whereby as servicer we have the right, but not the obligation, to repurchase delinquent loans at par plus delinquent interest (the Ginnie Mae early buy-out (EBO) program). Immediately after their purchase, we sold the loans (the Ginnie Mae EBO Loans) and related advances to a subsidiary of NRZ for $612.3 million ($556.6 million for the Ginnie Mae EBO Loans and $55.7 million for the related servicing advances). We recognized a gain of $7.2 million on the sale of the loans.
On May 1, 2014, we purchased a second group of delinquent FHA-insured loans with a UPB of $451.0 million through the Ginnie Mae EBO program for $479.6 million, including delinquent interest. On May 2, 2014, we sold the Ginnie Mae EBO Loans to an unrelated third party for $462.5 million and recognized a gain of $1.3 million, including the value assigned to the retained MSRs. Separately, we sold $20.2 million of the advances related to these loans to a subsidiary of NRZ.
The sales of advances to the NRZ subsidiaries did not qualify for sales treatment and were accounted for as a financing. We refer to the purchase and sale of the Ginnie Mae EBO Loans and the sale of the related advances as the Ginnie Mae EBO Transactions.
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
Gain on Loans Held for Sale, Net
The following table summarizes the activity in Gain on loans held for sale, net, during the three and nine months ended September 30:

	Three Months		Nine Months
	2015	2014	2015	2014
Gain on sales of loans	$34,038	$42,185	$130,425	$145,455
Change in fair value of IRLCs	4,956	(4,188)	3,944	(2,315)
Change in fair value of loans held for sale	915	(9,348)	(5,893)	(97)
Loss on economic hedge instruments	(12,416)	(1,145)	(10,878)	(32,183)
Other losses	(195)	(286)	(664)	(819)
	$27,298	$27,218	$116,934	$110,041
Gains on loans held for sale, net include $9.5 million and $27.8 million for the three and nine months ended September 30, 2015, respectively, representing the value assigned to MSRs retained on transfers of forward loans. For the three and nine months ended September 30, 2014, gains attributed to retained MSRs were $10.7 million and $32.1 million, respectively.
Also included in Gains on loans held for sale, net are a gain of $5.3 million and a gain of $18.3 million recorded during the three and nine months ended September 30, 2015, respectively, on sales of repurchased Ginnie Mae loans, which are carried at the lower of cost or fair value. For the three and nine months ended September 30, 2014, gains on sales of repurchased Ginnie Mae loans were $9.9 million and $50.6 million, respectively.
Fair value gains recognized in connection with sales of reverse mortgages into Ginnie Mae guaranteed securitizations are also included in Gains on loans held for sale, net and amounted to $30.1 million and $91.1 million for the three and nine months ended September 30, 2015, respectively. Fair value gains for the three and nine months ended September 30, 2014 were $20.4 million and $51.4 million, respectively.

Note 6 – Advances
Advances, net, which represent payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	September 30, 2015	December 31, 2014
Servicing:
Principal and interest	$103,235	$128,217
Taxes and insurance	258,846	467,891
Foreclosures, bankruptcy and other (1)	150,898	293,340
	512,979	889,448
Corporate Items and Other	4,399	4,466
	$517,378	$893,914

(1)	The balances at September 30, 2015 and December 31, 2014 are net of an allowance for losses of $60.4 million and $70.0 million, respectively.
The following table summarizes the activity in advances for the nine months ended September 30:

	2015	2014
Beginning balance	$893,914	$890,832
Acquisitions	—	99,318
Transfers to match funded advances	—	(10,156)
Sales of advances	(224,756)	—
Collections of advances, net of new advances, and other	(151,780)	7,292
Ending balance	$517,378	$987,286
Note 7 – Match Funded Advances
Match funded advances on residential loans we service for others are comprised of the following at the dates indicated:

	September 30, 2015	December 31, 2014
Principal and interest	$1,066,125	$1,349,048
Taxes and insurance	714,505	847,064
Foreclosures, bankruptcy, real estate and other	174,988	213,330
	$1,955,618	$2,409,442
The following table summarizes the activity in match funded advances for the nine months ended September 30:

	2015	2014
Beginning balance	$2,409,442	$2,552,383
Acquisitions	—	85,521
Transfers from advances	—	10,156
Sales of advances	(96,408)	—
Collections of pledged advances, net of new advances, and other	(357,416)	(288,481)
Ending balance	$1,955,618	$2,359,579

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

	2015	2014
Beginning balance	$1,820,091	$1,953,352
Fair value election - transfer to MSRs carried at fair value (1)	(787,142)	—
Additions recognized in connection with business acquisitions	—	20,378
Additions recognized in connection with asset acquisitions	10,055	19,338
Additions recognized on the sale of mortgage loans	27,791	50,480
Sales	(591,605)	(137)
Servicing transfers and adjustments	—	(518)
	479,190	2,042,893
Amortization	(88,188)	(186,075)
Impairment	(25,051)	—
Ending balance	$365,951	$1,856,818

Estimated fair value at end of period	$404,533	$2,364,393

(1)
Effective January 1, 2015, we elected fair value accounting for a newly-created class of non-Agency MSRs, which were previously accounted for using the amortization method. This irrevocable election applies to all subsequently acquired or originated servicing assets and liabilities that have characteristics consistent with this class. We recorded a cumulative-effect adjustment of $52.0 million (before deferred income taxes of $9.2 million) to retained earnings as of January 1, 2015 to reflect the excess of the fair value of these MSRs over their carrying amount. At December 31, 2014, the UPB of the loans related to the non-Agency MSRs for which the fair value election was made was $195.3 billion.

Mortgage Servicing Rights—Fair Value Measurement Method
This portfolio comprises servicing rights for which we elected the fair value option and includes Agency residential mortgage loans for which we previously hedged the related market risks and a new class of non-Agency residential mortgage loans for which we elected fair value as of January 1, 2015.
The following table summarizes the activity related to fair value servicing assets for the nine months ended September 30:

	2015			2014
	Agency	Non-Agency	Total	Agency
Beginning balance	$93,901	$—	$93,901	$116,029
Fair value election - transfer from MSRs carried at amortized cost	—	787,142	787,142	—
Cumulative effect of fair value election	—	52,015	52,015	—
Sales	(70,084)	(1,234)	(71,318)	—
Servicing transfers and adjustments	—	(1,139)	(1,139)	(934)
Changes in fair value (1):
Changes in valuation inputs or other assumptions	(2,592)	12,031	9,439	(12,217)
Realization of expected future cash flows and other changes	(6,808)	(75,888)	(82,696)	(930)
Ending balance	$14,417	$772,927	$787,344	$101,948

(1)	Changes in fair value are recognized in Servicing and origination expense in the Unaudited Consolidated Statements of Operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates or an improving housing market (as prepayments increase) and increase in periods of rising interest rates or deteriorating housing market (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of September 30, 2015 given hypothetical shifts in lifetime prepayments and yield assumptions:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(68,927)	$(145,410)
Discount rate (option-adjusted spread)	$(21,359)	$(39,902)

The sensitivity analysis measures the potential impact on fair values based on these hypothetical changes, which in the case of our portfolio at September 30, 2015 are increased prepayment speeds and a decrease in the yield assumption.
Portfolio of Assets Serviced
The following table presents the composition of our primary servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents loans for which we own the MSRs while subservicing represents all other loans. The UPB of assets serviced for others are not included on our Unaudited Consolidated Balance Sheets.

	Residential	Commercial	Total
UPB at September 30, 2015
Servicing (1)	$238,108,447	$—	$238,108,447
Subservicing	49,960,702	180,877	50,141,579
	$288,069,149	$180,877	$288,250,026
UPB at December 31, 2014
Servicing (1)	$361,288,281	$—	$361,288,281
Subservicing	37,439,446	149,737	37,589,183
	$398,727,727	$149,737	$398,877,464
UPB at September 30, 2014
Servicing (1)	$360,919,248	$—	$360,919,248
Subservicing	50,360,366	216,111	50,576,477
	$411,279,614	$216,111	$411,495,725

(1)
Includes primary servicing UPB of $146.0 billion, $160.8 billion and $160.8 billion at September 30, 2015, December 31, 2014 and September 30, 2014, respectively, for which the Rights to MSRs have been sold to NRZ.

Residential assets serviced includes foreclosed real estate. Residential assets serviced also includes small-balance commercial assets with a UPB of $1.9 billion, $2.3 billion and $2.4 billion at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. Commercial assets consist of large-balance foreclosed real estate.
A significant portion of the servicing agreements for our non-Agency servicing portfolio contain provisions where we could be terminated as servicer without compensation upon the failure of the serviced loans to meet certain portfolio delinquency or cumulative loss thresholds or in the event we fail to maintain required servicer ratings, among other provisions. As a result of the economic downturn of recent years, the portfolio delinquency and/or cumulative loss threshold provisions have been breached by many private-label securitizations in our non-Agency servicing portfolio. Terminations as servicer as a result of a breach of any of these provisions have been minimal. In the event we are terminated as servicer and the Rights to MSRs were sold, we are obligated to compensate NRZ. As a result of the transfer of servicing to another party during 2015 related to Rights to MSRs, we were required to reimburse NRZ $2.2 million in accordance with our agreements.

Servicing Revenue
The following table presents the components of servicing and subservicing fees for the three and nine months ended September 30:

	Three Months		Nine Months
	2015	2014	2015	2014
Loan servicing and subservicing fees:
Servicing	$274,089	$331,794	$879,098	$1,039,033
Subservicing	14,354	30,926	72,968	95,509
	288,443	362,720	952,066	1,134,542
Home Affordable Modification Program (HAMP) fees	32,318	37,644	108,698	111,000
Late charges	19,162	27,634	63,557	97,002
Loan collection fees	6,682	8,655	25,176	25,573
Custodial accounts (float earnings)	836	1,831	4,633	5,235
Other	12,576	27,480	49,411	74,744
	$360,017	$465,964	$1,203,541	$1,448,096
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers, are held in escrow by an unaffiliated bank and are excluded from our Unaudited Consolidated Balance Sheets) amounted to $2.0 billion and $3.7 billion at September 30, 2015 and September 30, 2014, respectively.
Note 9 – Receivables
Receivables consisted of the following at the dates indicated:

	September 30, 2015	December 31, 2014
Servicing:
Government-insured loan claims (1)	$67,690	$52,955
Due from custodial accounts	44,338	11,627
Reimbursable expenses	22,636	32,387
Other servicing receivables (2)	159,753	29,516
	294,417	126,485
Income taxes receivable	63,572	68,322
Due from related parties (3)	—	58,892
Other receivables (4)	30,369	43,690
	388,358	297,389
Allowance for losses (1)	(26,786)	(26,793)
	$361,572	$270,596

(1)
At September 30, 2015 and December 31, 2014, the total allowance for losses includes $26.8 million and $26.8 million, respectively, related to receivables of our Servicing business. Allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) at September 30, 2015 and December 31, 2014 were $13.2 million and $10.0 million, respectively.

(2)	At September 30, 2015, other servicing receivables include $133.8 million related to sales of MSRs and advances.

(3)	Entities that we reported as related parties at December 31, 2014 are no longer considered to be related parties, and amounts receivable from them are now reported within Other receivables.

(4)
At December 31, 2014, other receivables include $28.8 million related to losses to be indemnified under the terms of the Homeward merger agreement. On March 19, 2015, we reached an agreement with the former owner of Homeward for the final settlement of all indemnification claims under the merger agreement and received $38.1 million in cash.

Note 10 – Other Assets
Other assets consisted of the following at the dates indicated:

	September 30, 2015	December 31, 2014
Contingent loan repurchase asset (1)	$310,373	$274,265
Debt service accounts (2)	123,023	91,974
Prepaid expenses	57,572	17,957
Prepaid lender fees and debt issuance costs, net	51,937	31,337
Real estate	18,247	16,720
Prepaid income taxes	12,921	16,450
Derivatives, at fair value	10,010	6,065
Mortgage backed securities, at fair value	8,541	7,335
Other	16,655	28,708
	$609,279	$490,811

(1)
In connection with the Ginnie Mae EBO Transactions, our agreements provide either that: (a) we have the right, but not the obligation, to repurchase previously transferred mortgage loans under certain conditions, including the mortgage loans becoming eligible for pooling under a program sponsored by Ginnie Mae, or (b) we have the obligation to repurchase previously transferred mortgage loans that have been subject to a successful trial modification before any permanent modification is made. Once these conditions are met, we have effectively regained control over the mortgage loan(s) and under GAAP, must re-recognize the loan on our consolidated balance sheet and establish a corresponding repurchase liability. With respect to those loans that we have the right, but not the obligation, to repurchase under the applicable agreement, this requirement applies regardless of whether we have any intention to repurchase the loan. We re-recognized mortgage loans in Other assets and the corresponding liability in Other liabilities.

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

Note 11 – Borrowings
Match Funded Liabilities
Match funded liabilities are comprised of the following at the dates indicated:

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	September 30, 2015	December 31, 2014
Ocwen Freddie Servicer Advance Receivables Trust Series 2012-ADV1 (4)	1ML (3) + 175 bps	Jun. 2017	Jun. 2015	$—	$—	$373,080
Ocwen Servicer Advance Funding (SBC) Note (5)	1ML + 300 bps	Dec. 2015	Dec. 2014	—	—	494
Advance Receivables Backed Notes, Series 2013-VF2, Class A (6)	Cost of Funds + 191 bps	Oct. 2045	Oct. 2015	—	—	519,634
Advance Receivables Backed Notes, Series 2013-VF2, Class B (6)	Cost of Funds + 343 bps	Oct. 2045	Oct. 2015	—	—	32,919
Advance Receivables Backed Notes - Series 2014-VF3, Class A (7)	1ML + 235 bps (7)	Sep. 2046	Sep. 2016	100,547	263,244	552,553

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	September 30, 2015	December 31, 2014
Advance Receivables Backed Notes - Series 2014-VF3, Class B (7)	1ML + 300 bps (7)	Sep. 2046	Sep. 2016	4,604	12,551	—
Advance Receivables Backed Notes - Series 2014-VF3, Class C (7)	1ML + 425 bps (7)	Sep. 2046	Sep. 2016	5,154	13,825	—
Advance Receivables Backed Notes - Series 2014-VF3, Class D (7)	1ML + 575 bps (7)	Sep. 2046	Sep. 2016	13,572	36,503	—
Advance Receivables Backed Notes - Series 2014-VF4, Class A (8)	1ML + 235 bps (8)	Sep. 2046	Sep. 2016	100,547	263,244	552,553
Advance Receivables Backed Notes - Series 2014-VF4, Class B (8)	1ML + 300 bps (8)	Sep. 2046	Sep. 2016	4,604	12,551	—
Advance Receivables Backed Notes - Series 2014-VF4, Class C (8)	1ML + 425 bps (8)	Sep. 2046	Sep. 2016	5,154	13,825	—
Advance Receivables Backed Notes - Series 2014-VF4, Class D (8)	1ML + 575 bps (8)	Sep. 2046	Sep. 2016	13,572	36,503	—
Advance Receivables Backed Notes - Series 2015-VF5, Class A (9)	1ML + 235 bps (9)	Sep. 2046	Sep. 2016	100,548	263,243	—
Advance Receivables Backed Notes - Series 2015-VF5, Class B (9)	1ML + 300 bps (9)	Sep. 2046	Sep. 2016	4,604	12,551	—
Advance Receivables Backed Notes - Series 2015-VF5, Class C (9)	1ML + 425 bps (9)	Sep. 2046	Sep. 2016	5,154	13,825	—
Advance Receivables Backed Notes - Series 2015-VF5, Class D (9)	1ML + 575 bps (9)	Sep. 2046	Sep. 2016	13,572	36,503	—
Advance Receivables Backed Notes - Series 2015-T1, Class A (9)	2.5365%	Sep. 2046	Sep. 2016	—	244,809	—
Advance Receivables Backed Notes - Series 2015-T1, Class B (9)	3.0307%	Sep. 2046	Sep. 2016	—	10,930	—
Advance Receivables Backed Notes - Series 2015-T1, Class C (9)	3.5240%	Sep. 2046	Sep. 2016	—	12,011	—
Advance Receivables Backed Notes - Series 2015-T1, Class D (9)	4.1000%	Sep. 2046	Sep. 2016	—	32,250	—
Total Ocwen Master Advance Receivables Trust (OMART)				371,632	1,278,368	1,657,659
Advance Receivables Backed Notes, Series 2014-VF1, Class A	Cost of Funds + 275 bps	Dec. 2045	Dec. 2015	6,762	16,548	21,192
Advance Receivables Backed Notes, Series 2014-VF1, Class B	Cost of Funds + 325 bps	Dec. 2045	Dec. 2015	11,482	10,918	13,598

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	September 30, 2015	December 31, 2014
Advance Receivables Backed Notes, Series 2014-VF1, Class C	Cost of Funds + 375 bps	Dec. 2045	Dec. 2015	8,920	8,230	10,224
Advance Receivables Backed Notes, Series 2014-VF1, Class D	Cost of Funds + 470 bps	Dec. 2045	Dec. 2015	13,366	11,274	14,000
Total Ocwen Servicer Advance Receivables Trust III (OSARTIII) (10)				40,530	46,970	59,014
Advance Receivables Backed Notes, Series 2015-VF1, Class A	1ML + 212.5 bps	Jun. 2046	Jun. 2016	22,661	159,539	—
Advance Receivables Backed Notes, Series 2015-VF1, Class B	1ML + 300 bps	Jun. 2046	Jun. 2016	3,354	15,946	—
Advance Receivables Backed Notes, Series 2015-VF1, Class C	1ML + 350 bps	Jun. 2046	Jun. 2016	2,026	7,874	—
Advance Receivables Backed Notes, Series 2015-VF1, Class D	1ML + 425 bps	Jun. 2046	Jun. 2016	2,451	11,149	—
Advance Receivables Backed Notes, Series 2015-T1, Class A	2.062%	Nov. 2045	Nov. 2015	—	57,100	—
Advance Receivables Backed Notes, Series 2015-T1, Class B	2.557%	Nov. 2045	Nov. 2015	—	5,400	—
Advance Receivables Backed Notes, Series 2015-T1, Class C	3.051%	Nov. 2045	Nov. 2015	—	1,900	—
Advance Receivables Backed Notes, Series 2015-T1, Class D	3.790%	Nov. 2045	Nov. 2015	—	5,600	—
Total Ocwen Freddie Advance Funding Facility (OFAF) (11)				30,492	264,508	—

				$442,654	$1,589,846	$2,090,247

Weighted average interest rate					2.91%	1.97%

(1)
The amortization date of our advance financing facilities is the date on which the revolving period ends under each advance financing facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. In each of our advance facilities, there are multiple notes outstanding. For each note, after the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note(s) outstanding, and any new advances are ineligible to be financed.

(2)
Borrowing capacity is available to us only to the extent that we have pledged collateral available to borrow against. At September 30, 2015, $176.9 million of the total borrowing capacity was available to us based on the amount of eligible collateral that had been pledged.

(3)	1-Month LIBOR (1ML) was 0.19% and 0.17% at September 30, 2015 and December 31, 2014, respectively.

(4)	We repaid this facility in full in June 2015 from the proceeds of the OFAF facility.

(5)	We voluntarily terminated this facility on January 15, 2015.

(6)	The Series 2013-VF2 Notes were repaid in full on September 18, 2015.

(7)
On September 18, 2015, the combined maximum borrowing capacity of Series 2014-VF3 Notes, a series of variable funding notes under our Ocwen Master Advance Receivables Trust (OMART) facility, was reduced to $450.0 million, and the Class B, C and D Notes were issued. There is a floor of 75 bps for 1 ML in determining the interest rate for variable rate Notes.

(8)
Effective July 1, 2015, the single outstanding Series 2014-VF4 Note under our OMART facility was replaced by four Notes - Class A, B, C and D. On September 18, 2015, the combined maximum borrowing capacity of the Series 2014-VF4 Notes was reduced to $450.0 million. There is a floor of 75 bps for 1 ML in determining the interest rate for variable rate Notes.

(9)
The Series 2015-VF5 Notes and the Series 2015-T1 Notes under our OMART facility were issued on September 18, 2015. Under the terms of the agreement, we must continue to borrow the full amount of the Series 2015-T1 Notes until the amortization date. If there is insufficient collateral to support the level of borrowing, the excess cash proceeds are not distributed to Ocwen but are held by the trustee, and interest expense continues to be based on the full amount of the term notes. There is a floor of 75 bps for 1 ML in determining the interest for variable rate Notes.

(10)	Effective April 23, 2015, the maximum borrowing under the Ocwen Servicer Advance Receivables Trust III (OSARTIII) facility decreases by $6.3 million per month until it is reduced to $75.0 million.

(11)
We entered into Ocwen Freddie Advance Funding Facility (OFAF) facility on June 10, 2015. Under the terms of the agreement, we must continue to borrow the full amount of the Series 2015-T1 and Series 2015-T2 Notes until the amortization date. If there is insufficient collateral to support the level of borrowing, the excess cash proceeds are not distributed to Ocwen but are held by the trustee, and interest expense continues to be based on the full amount of the term notes. The Series 2015-T2 Notes with a combined borrowing capacity of $155.0 million expired and were fully repaid on September 15, 2015.

Pursuant to our agreements with NRZ, NRZ has assumed the obligation to fund new servicing advances with respect to the Rights to MSRs. We are dependent upon NRZ for financing of the servicing advance obligations for MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to make pursuant to our agreements with them. As of September 30, 2015, we were the servicer on Rights to MSRs sold to NRZ pertaining to approximately $146.0 billion in UPB and the associated outstanding servicing advances as of such date were approximately $5.1 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance financing obligations, our liquidity, financial condition and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances.
In addition, although we are not an obligor or guarantor under NRZ’s advance financing facilities, we are a party to certain of the facility documents as the servicer of the underlying loans on which advances are being financed. As the servicer, we make certain representations, warranties and covenants, including representations and warranties in connection with our sale of advances to NRZ. In the first quarter, a purported owner of notes issued by one of NRZ’s advance financing facilities asserted in letters written to the indenture trustee that events of default had occurred under the indenture governing those notes based on alleged failures by us to comply with applicable laws and regulations and the terms of the servicing agreements to which the applicable servicing advances relate. We vigorously defended ourselves against these allegations. The indenture trustee filed an instructional proceeding in California state probate court seeking an instruction from the court relating to the allegations since, after a seven-month investigation, the trustee had been unable to conclude that an event of default had occurred. On October 14, 2015, the court entered an order declaring and ordering, among other things, that no event of default had occurred under the indenture.

Financing Liabilities
Financing liabilities are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	September 30, 2015	December 31, 2014
Servicing:
Financing liability – MSRs pledged	MSRs	(1)	(1)	$560,059	$614,441
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (2)	MSRs	(2)	Feb. 2028	100,000	111,459
Financing Liability – Advances Pledged (3)	Advances on loans	(3)	(3)	63,855	88,489
				723,914	814,389

Lending:
HMBS-related borrowings (4)	Loans held for investment (LHFI)	1ML + 248 bps	(4)	2,229,604	1,444,252

				$2,953,518	$2,258,641

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

(3)	Certain sales of advances in 2014 did not qualify for sales accounting treatment and were accounted for as a financing.

(4)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.
Other Secured Borrowings
Other secured borrowings are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	Available Borrowing Capacity	September 30, 2015	December 31, 2014
Servicing:
SSTL (1)	(1)	1-Month Euro-dollar rate + 375 bps with a Eurodollar floor of 125 bps (1)	Feb. 2018	$—	$705,927	$1,277,250
Master repurchase agreement (2)	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Jul. 2016	23,871	26,129	32,018
				23,871	732,056	1,309,268

Borrowings	Collateral	Interest Rate	Maturity	Available Borrowing Capacity	September 30, 2015	December 31, 2014
Lending:
Master repurchase agreement (3)	LHFS	1ML + 200 bps	Aug. 2016	68,618	131,382	208,010
Participation agreement (4)	LHFS	N/A	Apr. 2016	—	46,597	41,646
Participation agreement (5)	LHFS	N/A	Apr. 2016	—	33,864	196
Master repurchase agreement (6)	LHFS	1ML + 175 - 275 bps	Jul. 2015	—	—	102,073
Master repurchase agreement (7)	LHFI	1ML + 275bps	Jul. 2015	—	—	52,678
Mortgage warehouse agreement (8)	LHFI	1ML + 275 bps; floor of 350 bps	May 2016	—	60,180	23,851
				68,618	272,023	428,454

				92,489	1,004,079	1,737,722
Discount - SSTL				—	(3,009)	(4,031)
				$92,489	$1,001,070	$1,733,691

Weighted average interest rate					4.42%	4.33%

(1)
The borrowings are secured by a first priority security interest in substantially all of the assets of Ocwen. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate (the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR)), plus a margin of 2.75% and subject to a base rate floor of 2.25% or (b) the one month Eurodollar rate, plus a margin of 3.75% and subject to a one month Eurodollar floor of 1.25%. To date we have elected option (b) to determine the interest rate.

On October 16, 2015, we entered into an amendment to the SSTL facility agreement pursuant to which, among other things, the Eurodollar margin was increased from 3.75% to 4.25%, effective October 20, 2015. See Note 21 – Subsequent Events for additional information.

(2)
On September 30, 2015, this repurchase agreement was renewed through September 29, 2016. Under this repurchase agreement, the lender provides financing on a committed basis for $50.0 million and, at the discretion of the lender, on an uncommitted basis for an additional $50.0 million.

(3)
On August 25, 2015, this repurchase agreement was renewed through August 23, 2016. Borrowing capacity was reduced from $300.0 million, of which $150.0 million was provided on an uncommitted basis, to $200.0 million all of which is provided on a committed basis.

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

(6)	On April 16, 2015, this facility was voluntarily terminated.

(7)	This facility was allowed to expire.

(8)
Borrowing capacity of $100.0 million under this facility is available at the discretion of the lender. This facility was renewed on August 24, 2015, and the borrowing capacity was increased from $60.0 million to $100.0 million.

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
Ocwen entered into a Registration Rights Agreement under which it agreed for the benefit of the initial purchasers of the Senior Unsecured Notes to use commercially reasonable efforts to file an exchange offer registration statement, to have the exchange offer registration statement become effective and to complete the exchange offer on or prior to 270 days after the closing of the offering. Because the exchange offer was not completed on or before 270 days after the closing of the offering, we began paying additional interest on the Senior Unsecured Notes and will continue to pay the additional interest until the exchange offer is completed. At September 30, 2015, we were paying additional interest at a rate of 0.75% per annum. The additional interest rate will increase to its maximum of 1.00% per annum in November 2015.
In connection with our issuance of the Senior Unsecured Notes, we incurred certain costs that we capitalized and are amortizing over the period from the date of issuance to May 15, 2019. The unamortized balance of these issuance costs was $4.8 million at September 30, 2015.
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

Financial covenants in our debt agreements require that we maintain, among other things:

•	a specified interest coverage ratio, which is defined under our SSTL as the ratio of four quarter adjusted EBITDA to four quarter interest expense (each as defined therein);

•	a specified corporate leverage ratio, which is defined under our SSTL as consolidated corporate debt to four quarter adjusted EBITDA (each as defined therein);

•	a specified consolidated total debt to consolidated tangible net worth ratio;

•	a specified loan to collateral value ratio, as defined under our SSTL; and

•	specified levels of tangible net worth and liquidity at the consolidated and OLS levels.
As a result of an amendment of our SSTL agreement that we entered into on October 16, 2015, the interest coverage ratio and corporate leverage ratio financial covenants have been removed until the fiscal quarter ending June 30, 2017. See Note 21 – Subsequent Events for additional information.
As of September 30, 2015, the most restrictive consolidated tangible net worth requirement was for a minimum of $1.1 billion at OLS under our match funded debt agreements and the Servicing master repurchase agreement.
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

Note 12 – Other Liabilities
Other liabilities were comprised of the following at the dates indicated:

	September 30, 2015	December 31, 2014
Contingent loan repurchase liability (1)	$310,373	$274,265
Accrued expenses	167,412	142,592
Liability for indemnification obligations	86,873	132,918
Liability for uncertain tax positions (2)	48,700	28,436
Checks held for escheat	16,131	18,513
Payable to loan servicing and subservicing investors	13,856	67,722
Due to related parties (3)	—	55,585
Other (4) (5)	392,820	73,503
	$1,036,165	$793,534

(1)
In connection with the Ginnie Mae EBO Transactions, we have re-recognized certain loans on our consolidated balance sheets and establish a corresponding repurchase liability regardless of our intention to repurchase the loan.

(2)
We file various U.S. federal, state and local, and foreign tax returns. The tax years in our major jurisdictions that remain subject to examination are our U.S. federal tax returns for the years ended December 31, 2008 through to the current tax year, our USVI corporate tax returns for the years ended December 31, 2012 through to the current tax year, and our India corporate tax returns for the years ended March 31, 2005 through to the current tax year. Our U.S. federal tax returns for the years ended December 31, 2008, 2009, and 2010, our U.S. federal tax return for the year ended December 31, 2012, and the U.S. federal tax return for our USVI subsidiary, OMS, for the year ended December 31, 2012 are currently under examination by the Internal Revenue Service (IRS). Although we are confident in the merits of our tax positions under examination, considering the current status of the various IRS examinations and our assessment of tax reserves for all open tax years, we increased our liability for uncertain tax positions by approximately $19.2 million and $20.2 million for the three and nine months ended September 30, 2015, respectively. We believe our liability for uncertain tax positions as of September 30, 2015 is appropriate. It is reasonably possible that there could be a change in the amount of our uncertain tax positions within the next 12 months due to activities of various worldwide taxing authorities, including proposed assessments of additional tax, possible settlement of tax audit issues, or the expiration of applicable statutes of limitations. An estimate of the change in our uncertain tax positions within the next 12 months cannot be made at this time.

(3)	Entities that we reported as related parties at December 31, 2014 are no longer considered to be related parties, and amounts payable to them are now reported within Other.

(4)
The balance at September 30, 2015 includes $180.4 million due in connection with the repurchase of loans from Ginnie Mae securitizations. The repurchased loans are classified as held for sale and carried at the lower of cost or fair value at September 30, 2015. On October 1, 2015, we settled this liability and sold these loans.

(5)	The balance at September 30, 2015 includes $80.0 million received prior to the closing of the related sale of MSRs and advances which is expected to occur by early November 2015.
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

The following table summarizes the changes in the notional balances of our holdings of derivatives during the nine months ended September 30, 2015:

	IRLCs	Forward MBS Trades (1)	Interest Rate Caps	Interest Rate Swaps
Beginning notional balance	$239,406	$703,725	$1,729,000	$—
Additions	4,210,647	6,248,108	2,179,333	450,000
Amortization	—	—	(439,333)	—
Maturities	(3,727,042)	(3,414,877)	—	—
Terminations	(337,938)	(2,864,057)	—	(450,000)
Ending notional balance	$385,073	$672,899	$3,469,000	$—

Fair value of derivative assets (liabilities) at:
September 30, 2015	$10,010	$(3,438)	$1,501	$—
December 31, 2014	$6,065	$(2,854)	$567	$—

Maturity	Oct. 2015 - Dec. 2015	Nov. 2015 - Dec. 2015	Nov. 2016 - Oct. 2017	N/A

(1)
As loans are originated and sold or as loan commitments expire, our forward MBS trade positions mature and are replaced by new positions based upon new loan commitments and originations and expected time to sell.

Foreign Currency Exchange Rate Risk Management
Our operations in India and the Philippines expose us to foreign currency exchange rate risk, but we currently do not consider this risk to be significant.
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

The following summarizes our open derivative positions at September 30, 2015 and the gains (losses) on all derivatives used in each of the identified hedging programs for the year to date period then ended. None of the derivatives was designated as a hedge for accounting purposes at September 30, 2015:

Purpose	Expiration Date	Notional Amount	Fair Value (1)	Gains / (Losses)	Consolidated Statements of Operations Caption
Interest rate risk of borrowings
Interest rate caps (2)	Nov. 2016 - Oct. 2017	$3,469,000	$1,501	$(1,613)	Other, net
Interest rate risk of mortgage loans held for sale and of IRLCs
Forward MBS trades	Nov. 2015 - Dec 2015	672,899	(3,438)	(10,878)	Gain on loans held for sale, net
IRLCs	Oct. 2015 - Nov. 2015	385,073	10,010	3,944	Gain on loans held for sale, net
Total derivatives			$8,073	$(8,547)

(1)	Derivatives are reported at fair value in Receivables, Other assets or in Other liabilities on our Unaudited Consolidated Balance Sheets.

(2)	To hedge the effect of changes in 1ML on advance funding facilities.
Included in AOCL at September 30, 2015 and 2014, respectively, were $1.9 million and $9.2 million of deferred unrealized losses, before taxes of $0.1 million and $0.5 million, respectively, on interest rate swaps that we designated as cash flow hedges. Changes in AOCL during the nine months ended September 30 were as follows:

	2015	2014
Beginning balance	$8,413	$10,151

Losses on terminated hedging relationships amortized to earnings	(6,916)	(1,579)
Decrease in deferred taxes on accumulated losses on cash flow hedges	389	217
Decrease in accumulated losses on cash flow hedges, net of taxes	(6,527)	(1,362)

Other, net of taxes	—	(5)
Ending balance	$1,886	$8,784
As of September 30, 2015, amortization of accumulated losses on cash flow hedges from AOCL to Other income (expense), net is projected to be $0.3 million during the next twelve months. To the extent we sell the MSRs to which the accumulated losses on cash flow hedges applied, a proportionate amount of the remaining unamortized accumulated losses associated with the MSRs sold is recognized in earnings at that time.
Other income (expense), net, includes the following related to derivative financial instruments for the three and nine months ended September 30:

	Three Months		Nine Months
	2015	2014	2015	2014
Losses on economic hedges	$(738)	$(6)	$(1,613)	$(374)
Write-off of losses in AOCL for a discontinued hedge relationship	(523)	(408)	(6,916)	(1,580)
	$(1,261)	$(414)	$(8,529)	$(1,954)

Note 14 – Interest Expense
The following table presents the components of interest expense for the three and nine months ended September 30:

	Three months		Nine Months
	2015	2014	2015	2014
Financing liabilities (1)(2)(3)	$73,866	$88,246	$222,067	$281,930
Other secured borrowings	19,822	20,790	68,447	62,359
Match funded liabilities	15,425	15,097	45,379	46,762
6.625% Senior unsecured notes	6,741	6,141	19,521	9,466
Other	2,459	2,775	7,192	8,612
	$118,313	$133,049	$362,606	$409,129

(1)	Includes interest expense related to financing liabilities recorded in connection with the NRZ/HLSS Transactions as indicated in the table below.

	Three months		Nine Months
	2015	2014	2015	2014
Servicing fees collected on behalf of NRZ	$175,994	$177,113	$531,399	$553,423
Less: Subservicing fee retained by Ocwen	91,597	83,550	272,802	266,514
Net servicing fees remitted to NRZ	84,397	93,563	258,597	286,909
Less: Reduction in financing liability	21,160	8,736	52,159	12,960
Interest expense on NRZ financing liability	$63,237	$84,827	$206,438	$273,949

(2)
Includes $8.2 million and $8.5 million for the three and nine months ended September 30, 2015, respectively, of fees incurred in connection with our agreement to compensate NRZ for certain increased costs associated with its servicing advance financing facilities that are the direct result of a downgrade of our S&P servicer rating.

(3)	Interest expense that we expect to be paid on the HMBS-related borrowings is included with net fair value gains in Other revenues.

Note 15 – Basic and Diluted Earnings per Share
Basic earnings per share excludes common stock equivalents and is calculated by dividing net income attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted earnings per share by dividing net income attributable to Ocwen, as adjusted to add back any preferred stock dividends, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and preferred stock. The following is a reconciliation of the calculation of basic earnings per share to diluted earnings per share for the three and nine months ended September 30:

	Three Months		Nine Months
	2015	2014	2015	2014
Basic earnings per share:
Net income (loss) attributable to Ocwen common stockholders	$(66,869)	$(76,189)	$(22,776)	$49,273

Weighted average shares of common stock	125,383,639	130,551,197	125,322,742	133,318,381

Basic earnings (loss) per share	$(0.53)	$(0.58)	$(0.18)	$0.37

Diluted earnings per share (1):
Net income (loss) attributable to Ocwen common stockholders	$(66,869)	$(76,189)	$(22,776)	$49,273
Preferred stock dividends (2)	—	—	—	—
Adjusted net income (loss) attributable to Ocwen	$(66,869)	$(76,189)	$(22,776)	$49,273

Weighted average shares of common stock	125,383,639	130,551,197	125,322,742	133,318,381
Effect of dilutive elements (1):
Preferred stock (2)	—	—	—	—
Stock options	—	—	—	3,558,689
Common stock awards	—	—	—	4,256
Dilutive weighted average shares of common stock	125,383,639	130,551,197	125,322,742	136,881,326

Diluted earnings (loss) per share	$(0.53)	$(0.58)	$(0.18)	$0.36

Stock options and common stock awards excluded from the computation of diluted earnings per share:
Anti-dilutive (3)	2,037,872	91,250	1,965,049	47,083
Market-based (4)	924,438	295,000	924,438	295,000

(1)
For the three and nine months ended September 30, 2015 and for three months ended September 30, 2014, we have excluded the effect of preferred stock, stock options and common stock awards from the computation of diluted earnings per share because of the anti-dilutive effect of our reported net loss.

(2)
Prior to the conversion of our remaining preferred stock into common stock in July 2014, we computed the effect on diluted earnings per share using the if-converted method. For purposes of computing diluted earnings per share, we assume the conversion of the preferred stock into shares of common stock unless the effect is anti-dilutive. Conversion of the preferred stock was not assumed for the nine months ended September 30, 2014 because the effect would have been antidilutive.

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
Corporate Items and Other. Corporate Items and Other includes revenues and expenses that are not directly related to other reportable segments, business activities that are individually insignificant, interest income on short-term investments of cash, interest expense on corporate debt and certain corporate expenses. Business activities not currently considered to be of continuing significance include residential subprime non-Agency loans held for sale (at lower of cost or fair value), investments in residential mortgage-backed securities and affordable housing investment activities.
We allocate interest income and expense to each business segment for funds raised or for funding of investments made, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. We also allocate expenses generated by corporate support services to each business segment.
Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
Three months ended September 30, 2015
Revenue (1)	$374,936	$29,662	$348	$—	$404,946

Expenses (1) (2)	318,439	23,126	46,161	—	387,726

Other income (expense):
Interest income	1,175	3,883	635	—	5,693
Interest expense	(109,357)	(2,256)	(6,700)	—	(118,313)
Other (1)	38,943	425	114	—	39,482
Other income (expense), net	(69,239)	2,052	(5,951)	—	(73,138)

Income (loss) before income taxes	$(12,742)	$8,588	$(51,764)	$—	$(55,918)

Three months ended September 30, 2014
Revenue (1)	$485,303	$26,877	$1,557	$(39)	$513,698

Expenses (1) (2)	313,964	22,632	118,482	(39)	455,039

Other income (expense):
Interest income	903	4,825	865	—	6,593
Interest expense	(124,106)	(2,601)	(6,342)	—	(133,049)
Other (1)	(3,618)	139	(990)	—	(4,469)
Other income (expense), net	(126,821)	2,363	(6,467)	—	(130,925)

Income (loss) before income taxes	$44,518	$6,608	$(123,392)	$—	$(72,266)

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Nine months ended September 30, 2015
Revenue (1)	$1,269,269	$106,721	$2,709	$(58)	$1,378,641

Expenses (1) (2)	940,764	73,497	104,133	(58)	1,118,336

Other income (expense):
Interest income	3,232	11,025	2,049	—	16,306
Interest expense	(336,088)	(7,058)	(19,460)	—	(362,606)
Other (1)	82,909	1,826	671	—	85,406
Other income (expense), net	(249,947)	5,793	(16,740)	—	(260,894)

Income (loss) before income taxes	$78,558	$39,017	$(118,164)	$—	$(589)

Nine months ended September 30, 2014
Revenue (1)	$1,526,606	$86,811	$4,734	$(118)	$1,618,033

Expenses (1) (2)	919,998	81,261	148,555	(118)	1,149,696

Other income (expense):
Interest income	1,805	13,117	2,550	—	17,472
Interest expense	(391,122)	(8,271)	(9,736)	—	(409,129)
Other (1)	(4,622)	3,846	710	—	(66)
Other income (expense), net	(393,939)	8,692	(6,476)	—	(391,723)

Income (loss) before income taxes	$212,669	$14,242	$(150,297)	$—	$76,614

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
September 30, 2015	$4,681,176	$2,571,893	$757,985	$—	$8,011,054

December 31, 2014	$5,881,862	$1,963,729	$421,687	$—	$8,267,278

September 30, 2014	$6,059,359	$1,706,964	$589,317	$—	$8,355,640

(1)	Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered.

(2)	Depreciation and amortization expense are as follows:

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
For the three months ended September 30, 2015
Depreciation expense	$694	$96	$4,256	$5,046
Amortization of mortgage servicing rights	18,023	85	—	18,108
Amortization of debt discount	329	—	—	329
Amortization of debt issuance costs	2,981	—	344	3,325

For the three months ended September 30, 2014
Depreciation expense	$2,636	$98	$3,022	$5,756
Amortization of mortgage servicing rights	60,689	94	—	60,783
Amortization of debt discount	331	—	—	331
Amortization of debt issuance costs	1,114	—	344	1,458

For the nine months ended September 30, 2015
Depreciation expense	$1,736	$292	$11,439	$13,467
Amortization of mortgage servicing rights	87,926	262	—	88,188
Amortization of debt discount	1,022	—	—	1,022
Amortization of debt issuance costs	9,336	—	1,049	10,385

For the nine months ended September 30, 2014
Depreciation expense	$8,099	$235	$8,267	$16,601
Amortization of mortgage servicing rights	185,263	613	199	186,075
Amortization of debt discount	991	—	—	991
Amortization of debt issuance costs	3,241	—	513	3,754
Note 17 – Related Party Transactions
Ocwen’s former Executive Chairman, William C. Erbey, also formerly served as chairman of the boards of Altisource Portfolio Solutions, S.A. (Altisource), HLSS, Altisource Residential Corporation (Residential) and Altisource Asset Management Corporation (AAMC). As a result, he had obligations to Ocwen as well as to Altisource, HLSS, Residential and AAMC. Effective January 16, 2015, Mr. Erbey resigned as an officer and director of Ocwen. Effective on that same date, Mr. Erbey also resigned from the boards of Altisource, HLSS, Altisource Residential and AAMC. Following his resignation, effective as of January 16, 2015, Mr. Erbey has no directorial, management, oversight, consulting or any other role at Ocwen, and we are expressly prohibited from providing any non-public information about Ocwen to Mr. Erbey pursuant to our settlement with the NY DFS. As a result of these and other relevant facts and circumstances, we believe that from and after January 17, 2015 Mr. Erbey does not possess the power, direct or indirect, to direct or cause the direction of our management and policies and, accordingly, we do not consider Altisource, HLSS, Residential or AAMC to be related parties. Revenues and expenses related to these agreements for the period from January 1 to January 16, 2015 are not significant and have not been disclosed. Absent a change in circumstances, we do not expect that we will consider any of these entities to be related parties in future periods.

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

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Revenues and Expenses:
Altisource agreements
Revenues	$10,716	$30,007
Expenses	27,099	70,577
HLSS support services agreement
Revenues	$84	$458
Expenses	345	1,590
AAMC support services and facilities agreements
Revenues	$251	$952
Residential servicing agreement
Revenues	$4,618	$12,141

Net Receivable (Payable)	December 31, 2014
Altisource	$(4,909)
HLSS	7,884
AAMC	232
Residential	100
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
We must comply with a large number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Equal Credit Opportunity Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and state foreclosure laws. These statutes apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced. The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential real estate lenders and servicers.
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
Our OLS, Homeward and Liberty subsidiaries are licensed to originate and/or service forward and reverse mortgage loans in the jurisdictions in which they operate. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which in some cases include the requirement to provide audited financial statements as well as other financial and non-financial requirements. Our licensed entities are also subject to minimum net worth requirements in connection with these licenses. These minimum net worth requirements are unique to each state and type of license. Failure to meet these minimum capital requirements or to satisfy any of the other requirements to which our licensed subsidiaries are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or ultimately a revocation of a license, any of which could have an adverse impact on our results of operations and financial condition. The most restrictive of these requirements is based on the outstanding UPB of our owned and subserviced portfolio and was $553.7 million at September 30, 2015. We believe our licensed subsidiaries are currently in compliance with all of their capital requirements.
OLS, Homeward and Liberty are also parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at September 30, 2015. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on our business.
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

Note 19 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $861.2 million at September 30, 2015. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $373.0 million and $12.1 million in connection with our forward and reverse interest rate lock commitments outstanding at September 30, 2015.
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
Ocwen and OMS are parties to a Services Agreement, a Technology Products Services Agreement, an Intellectual Property Agreement and a Data Center and Disaster Recovery Services Agreement with Altisource. Under the Services Agreements, Altisource provides various business process outsourcing services, such as valuation services and property preservation and inspection services, among other things. Altisource provides certain technology products and support services under the Technology Products Services Agreements and the Data Center and Disaster Recovery Services Agreements. These agreements expire August 31, 2025. Ocwen and Altisource have also entered into a master services agreement pursuant to which Altisource provides certain loan origination services to Homeward and Liberty, and a general referral fee agreement pursuant to which Ocwen receives referral fees which are paid out of the commission that would otherwise be paid to Altisource as the selling broker in connection with real estate sales services provided by Altisource. A Data Access and Services Agreement under which we agreed to make available to Altisource certain data from Ocwen’s servicing portfolio in exchange for a per asset fee was terminated on March 31, 2015. Amounts incurred or received in connection with the above agreements for periods prior to January 1, 2015 are disclosed in Note 17 – Related Party Transactions.
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
Note 20 – Contingencies
When we become aware of a matter involving uncertainty for which we may incur a loss, we assess the likelihood of any loss. If a loss contingency is probable and the amount of the loss can be reasonably estimated, we record an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. If a reasonable estimate of loss cannot be made, we do not accrue for any loss or disclose any estimate of exposure to potential loss. An assessment regarding the ultimate outcome of any such matter involves judgments about future events, actions and circumstances that are inherently uncertain. The actual outcome could differ materially. Where we have retained external legal counsel or other professional advisers, such advisers assist us in making such assessments.

Litigation
In the ordinary course of business, we are routinely a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought on behalf of various classes of claimants and those brought derivatively on behalf of Ocwen against certain current or former officers and directors.
These proceedings are generally based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including wrongful foreclosure and eviction actions, allegations of wrongdoing in connection with lender-placed insurance arrangements, claims relating to our pre-foreclosure property preservation activities, claims relating to our written and telephonic communications with our borrowers and claims related to our payment and other processing operations. In some of these proceedings, claims for substantial monetary damages are asserted against us. To address the claims in the small number of proceedings brought derivatively by purported shareholders, the independent directors of the Board have established a Special Litigation Committee to investigate the shareholders’ allegations. In our opinion, the resolution of the vast majority of these proceedings will not have a material effect on our financial condition, results of operations or cash flows.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our losses can be reasonably estimated, we record an accrual for the losses. Excluding expenses of internal or external legal counsel, we have accrued $16.7 million as of September 30, 2015 for losses relating to threatened and pending litigation pertaining to our mortgage servicing practices that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation pertaining to our mortgage servicing practices that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at September 30, 2015.
Following our announcement on August 12, 2014 that we intended to restate our financial statements for the fiscal year ended December 31, 2013 and the quarter ended March 31, 2014, and amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, putative securities fraud class action lawsuits have been filed against Ocwen and certain of its officers and directors regarding such restatements and amendments. Those lawsuits have been consolidated and are pending in federal court in Florida. After Ocwen signed a Consent Order with the NYDFS on December 22, 2014, the consolidated class action complaint was amended to include allegations relating to that Consent Order and other matters. In January 2015, Ocwen was named as a defendant in a separate consolidated securities fraud class action that has been brought on behalf of a putative class of Altisource shareholders. On September 4, 2015, the presiding federal court dismissed both the above-referenced consolidated class action and the above-referenced consolidated securities fraud class action. Both of those actions have since been re-filed in federal court. Additional lawsuits may be filed and, at this time, Ocwen is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential impact they may have on us or our operations. Ocwen and the other defendants intend to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition and results of operations could be adversely affected.
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
Ocwen is a third-party defendant in certain of these actions, is the servicer for certain securitizations involved in other such actions and is the servicer for other securitizations as to which actions have been threatened by certificate holders. We intend to vigorously defend ourselves in the lawsuits to which we have been named a party. Should Ocwen be made a party to other similar actions or should Ocwen be asked to indemnify any parties to such actions, we may need to defend allegations that we failed to service loans in accordance with applicable agreements and that such failures prejudiced the rights of repurchase claimants against loan sellers or otherwise diminished the value of the trust collateral. We believe that any such allegations would be without merit and, if necessary, would vigorously defend against them. At this time, we are unable to predict the ultimate outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential impact they may have on us or our operations. If, however, we were required to compensate claimants for losses related to the alleged loan servicing breaches, then our business, financial condition and results of operations could be adversely affected.
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
New York Department of Financial Services
In December 2012, we entered into a consent order with the New York Department of Financial Services (NY DFS) in which we agreed to the appointment of a Monitor to oversee our compliance with an Agreement on Servicing Practices that we had entered into with the NY DFS in September 2011. After the Monitor began its work in 2013, the NY DFS began an investigation into Ocwen’s compliance with the servicing requirements specified in the Agreement on Servicing Practices as well as New York State laws and regulations relating to the servicing of residential mortgages.
Effective December 19, 2014, Ocwen reached a settlement with the NY DFS related to this investigation and entered into a consent order (the NY Consent Order) with the NY DFS to reflect such settlement. The settlement included monetary and non-monetary provisions including the payment of a civil monetary penalty of $100.0 million and restitution in the amount of $50.0 million to certain New York borrowers. Non-monetary provisions include: the appointment of an independent Operations Monitor who will among other responsibilities, review and assess the adequacy and effectiveness of our operations, including providing periodic reporting on findings and progress, and review transactions with Altisource, HLSS, AAMC and Residential; the appointment of two additional independent directors to the Board of Directors; the resignation of William C. Erbey as an officer and director, as of January 16, 2015, as well as from the boards of Altisource, HLSS, AAMC and Residential; and restrictions on the ability and/or timing of any future MSR acquisitions which effectively prohibit any such future acquisitions until we have satisfied certain specified conditions.
National Mortgage Settlement
In February 2014, the Ocwen National Mortgage Settlement involving the CFPB and various state attorneys general and other state agencies that regulate the mortgage servicing industry (NMS Regulators), relating to various allegations regarding deficient mortgage servicing practices, including those with respect to foreclosures, was memorialized by a consent order entered by the United States District Court for the District of Columbia.
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
In December 2014, OMSO identified two issues involving Ocwen’s compliance with the Ocwen National Mortgage Settlement. The first concerned the adequacy and independence of our IRG, which is responsible for reporting on Ocwen’s compliance with the settlement. The second issue concerned the letter dating issues raised by the NY DFS. OMSO’s report identified the steps that Ocwen had taken to remediate these issues and acknowledged Ocwen’s cooperation. OMSO’s December report indicated its plans to re-test certain metrics, and to issue supplemental reports upon completion of that work.
In May 2015, OMSO issued another compliance report following up on that of December 2014. This report detailed additional changes that Ocwen had made to its IRG and described the work performed by OMSO to retest certain metrics previously tested by the Ocwen IRG for the first quarter of 2014. OMSO’s report indicated that the various steps taken by Ocwen in connection with its IRG demonstrated “measurable improvement” since the December 2014 report. OMSO further reported that its retesting of metrics for the first quarter of 2014 revealed that it only disagreed with the Ocwen IRG’s assessment for one out of the nine metrics subject to retesting. This metric relates to the timeliness of letters informing borrowers of missing items in their loss mitigation packages. Because Ocwen’s own IRG had self-identified this issue before the re-testing, Ocwen had already implemented a corrective action plan to send out new correspondence and place certain loans on a foreclosure hold until such borrowers were given time to complete their applications. OMSO approved that CAP on May 27, 2015. OMSO’s latest report, issued on October 22, 2015, provided an update on that CAP and indicated that Ocwen’s implementation of the plan continued under OMSO’s supervision.
We continue to work cooperatively with OMSO on resolving these issues, and the letter dating issues are currently under a CAP. While, to date, these issues have not resulted in financial penalties, if we do not comply with the Ocwen National Mortgage Settlement, we could become subject to financial penalties or other regulatory action could be taken against us.
Securities and Exchange Commission
On April 28, 2014, we received a letter from the staff of the New York Regional Office of the SEC (the Staff) informing us that it was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 22, 2014 surrender of certain options to purchase our common stock by Mr. Erbey, our former Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. On June 12, 2014, we received a subpoena from the SEC requesting production of various documents relating to our business dealings with Altisource, HLSS, AAMC and Residential and the interests of our directors and executive officers in these companies. Following the announcement on August 12, 2014 that we intended to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, we received an additional subpoena on September 11, 2014 in relation to such amendments. In addition, we received a further subpoena on November 20, 2014 requesting certain documents related to Ocwen’s agreement with Southwest Business Corporation, and related to Mr. Erbey’s approvals for specifically enumerated board actions. We have cooperated with the SEC in its investigation and believe that the investigation is substantially completed.
We and the Staff have reached an agreement in principle to resolve the SEC investigation. Subject to documentation of a definitive settlement and final approval by the Commission of the SEC, the terms of the proposed resolution include that we, without admitting or denying liability, will pay a $2.0 million civil money penalty and consent to the entry of an administrative order requiring that we cease and desist from any violations of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and certain related SEC rules promulgated thereunder. Accordingly, we have accrued $2.0 million as of September 30, 2015 with respect to the proposed resolution as we believe this loss is probable and reasonably estimable based on current information. There can be no assurance that the proposed resolution will be finalized and approved by the Commission on the terms currently contemplated. In the event the proposed resolution is not so finalized and approved, we intend to vigorously defend ourselves.
Separately, on February 10, 2015, we received a letter from the Staff informing us that it was conducting an investigation relating to the use of collection agents by mortgage loan servicers. The letter requested that we voluntarily produce documents and information. We believe that the February 10, 2015 letter was also sent to other companies in the industry. We are cooperating with the Staff on this matter.

California Department of Business Oversight
Effective January 23, 2015, OLS reached an agreement with the California Department of Business Oversight (CA DBO) relating to Ocwen’s failure to produce certain information and documents during a routine licensing examination, which resulted in the CA DBO withdrawing its notice of hearing to suspend OLS’ license in California. OLS and the CA DBO entered into a Consent Order pursuant to the California Residential Mortgage Lending Act (the CA Consent Order) with the CA DBO to reflect such settlement. The CA Consent Order addresses and resolves the examination disputes between the CA DBO and OLS, and does not involve any accusation or admission of wrongdoing with regard to OLS’ servicing practices.
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
Loan Put-Back and Related Contingencies
We have exposure to origination representation, warranty and indemnification obligations because of our lending, sales and securitization activities and our acquisitions to the extent we assume one or more of these obligations and in connection with our servicing practices. At September 30, 2015, we had outstanding representation and warranty repurchase demands of $101.1 million UPB (516 loans). At September 30, 2014, the outstanding UPB of representation and warranty repurchase demands was $108.2 million (578 loans). We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.

The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and related indemnification obligations for the nine months ended September 30:

	2015	2014
Beginning balance	$132,918	$192,716
Provision for representation and warranty obligations	1,695	5,076
New production reserves	664	820
Charge-offs and other (1)	(48,404)	(54,776)
Ending balance	$86,873	$143,836

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at September 30, 2015.
Note 21 – Subsequent Events
On October 16, 2015, OLS, as borrower, Ocwen and certain subsidiaries of Ocwen, as guarantors, entered into Amendment No. 4 to the Senior Secured Term Loan Facility Agreement and Amendment No. 2 to the Pledge and Security Agreement (the “Amendment”) with the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent, pursuant to which certain amendments were made to (i) the SSTL and (ii) the related Pledge and Security Agreement. Effective as of October 20, 2015, the Amendment, among other things:

•	removes, until the fiscal quarter ending June 30, 2017, the interest coverage ratio and corporate leverage ratio financial covenants;

•	establishes a process for designating foreign subsidiaries as subsidiary guarantors under the SSTL;

•	increases our capacity to make certain permitted investments under the investment covenant;

•	expands our ability to exclude certain assets from the collateral securing the SSTL, to the extent necessary to meet regulatory minimum net worth requirements;

•	increases the applicable interest rate margin by 0.50%;

•	requires us to use 100% of the net cash proceeds from future asset sales permitted under the general asset sale basket to prepay the loans under the SSTL;

•	provides for a fee, payable to the lenders on March 31, 2017, equal to 3.0% of the aggregate amount of SSTL loans outstanding as of such date; and

•	makes conforming modifications, as well as adjustments to definitions.
In connection with the Amendment, on October 20, 2015, we voluntarily prepaid $50.0 million of the SSTL. Following the pay down, on October 20, 2015, there was approximately $476.6 million outstanding under the SSTL.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts and unless otherwise indicated)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Form 10-Q, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. Our business has been undergoing substantial change, which has magnified such risks and uncertainties. You should bear these factors in mind when considering such statements and should not place undue reliance on such statements. In the past, actual results have differed from those suggested by forward looking statements, and this may happen again. You should consider all uncertainties and risks discussed or referenced in this report, including those under “Forward-Looking Statements” and Item 1A, Risk Factors, as well as those discussed under Part I to our Annual Report on Form 10-K for the year ended December 31, 2014 or in any subsequent SEC filings.
OVERVIEW
We are a financial services company that services and originates loans.
We are a leader in the servicing industry in foreclosure prevention and loss mitigation, which helps families stay in their homes and improves financial outcomes for loan investors. Our leadership in the industry is evidenced by our high cure rate for delinquent loans and above average rate of continuing performance by homeowners whose loans we have modified. Ocwen has provided more loan modifications under the Federal Government’s Home Affordable Modification Program (HAMP) than any other mortgage servicer and 52% more than the next highest servicer, according to data published in the U.S. Treasury’s Making Home Affordable Second Quarter Program Performance Report. Overall, Ocwen has completed over 625,000 loan modifications from January 1, 2008 through September 30, 2015, including over 50,000 modifications under Ocwen’s own Shared Appreciation Modification (SAM) program.
We originate, purchase, sell and securitize conventional and government-insured forward mortgage loans through our Homeward forward lending operations, and we originate, purchase, sell and securitize reverse mortgages through our Liberty reverse lending operations.
As discussed in further detail under “Operations Summary” and “Segment Results of Operations” below, the key driver of our operating results for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, was a decrease in servicing revenue, resulting from a decline in the total UPB of our residential servicing portfolio from $411.3 billion as of September 30, 2014 to $288.1 billion as of September 30, 2015 primarily due to asset sales and portfolio runoff, that was not accompanied by a corresponding decrease in expenses.
In order to be profitable, we will need to decrease our expenses so that they are more appropriately aligned with our reduced revenue profile. Accordingly, during the third quarter, we announced a cost improvement initiative with the goal of reducing 2016 expenses by at least $150 million in comparison to 2015 expenses. The primary areas in which we expect to generate cost reductions are Servicing operations, professional services, technology costs and other expenses. As we take very seriously our commitments to enhancing the borrower experience, strengthening our risk and compliance infrastructure and delivering strong loss mitigation results, we will continue to invest in those important areas.
We have largely executed on our previously disclosed strategy to sell certain of our Agency MSRs with the intent of reducing our exposure to interest rate movements, monetizing significant unrealized value and generating significant liquidity. While almost all of our announced sales have now closed, if we view sale prices to be attractive, we may determine to sell additional Agency MSRs in the future. We anticipate that reducing the size of our Agency servicing portfolio will help simplify our operations and help improve our margins over time.
We will also seek to increase our revenue through growing our lending business and, in time, our servicing business. We are investing in our forward lending business to build competitive advantages around processes and technology, and we believe the reverse mortgage business is a substantially under-developed market relative to its potential. With respect to our servicing business, our recent regulatory settlements have significantly limited our ability to grow our servicing portfolio, which naturally decreases over time through portfolio runoff. In order to grow our servicing portfolio through acquisitions, we will need to satisfy the conditions set forth in our consent orders with the NY DFS and CA DBO.
We will continue to evaluate new adjacent market opportunities that are consistent with our strategic goals where we believe we can capture competitive advantages and achieve attractive returns for our shareholders. These would include sustainable new opportunities that align with long-term macro trends; opportunities that can contribute meaningfully to our long-term growth and return on equity; and, generally, businesses where we feel we can capture and maintain a long-term competitive advantage (e.g., advantages related to operating efficiencies, our cost of capital or our tax structure).
Our business continues to be impacted by our recent regulatory settlements and the current regulatory environment. We have faced, and expect to continue to face, regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. We continue to work diligently to assess the implications of the regulatory environment in which we operate and to meet the requirements of the current environment. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders.
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

Operations Summary
The following table summarizes our consolidated operating results for the three and nine months ended September 30.

	Three Months		% Change	Nine Months		% Change
	2015	2014		2015	2014
Consolidated:
Revenue:
Servicing and subservicing fees	$360,017	$465,964	(23)%	$1,203,541	$1,448,096	(17)%
Gain on loans held for sale, net	27,298	27,218	—	116,934	110,041	6
Other	17,631	20,516	(14)	58,166	59,896	(3)
Total revenue	404,946	513,698	(21)	1,378,641	1,618,033	(15)

Expenses	387,726	455,039	(15)	1,118,336	1,149,696	(3)

Other income (expense):
Interest expense	(118,313)	(133,049)	(11)	(362,606)	(409,129)	(11)
Gain on sale of mortgage servicing rights	41,246	—	n/m	97,958	—	n/m
Other, net	3,929	2,124	85	3,754	17,406	(78)
Other expense, net	(73,138)	(130,925)	(44)	(260,894)	(391,723)	(33)

Income (loss) before income taxes	(55,918)	(72,266)	(23)	(589)	76,614	(101)
Income tax expense	10,832	2,992	262	21,866	24,374	(10)
Net income (loss)	(66,750)	(75,258)	(11)	(22,455)	52,240	(143)
Net income attributable to non-controlling interests	(119)	(123)	(3)	(321)	(165)	95
Net income (loss) attributable to Ocwen stockholders	(66,869)	(75,381)	(11)	(22,776)	52,075	(144)
Preferred stock dividends	—	—	n/m	—	(1,163)	(100)
Deemed dividend related to beneficial conversion feature of preferred stock	—	(808)	(100)	—	(1,639)	(100)
Net income (loss) attributable to Ocwen common stockholders	$(66,869)	$(76,189)	(12)%	$(22,776)	$49,273	(146)%

Segment income (loss) before income taxes:
Servicing	$(12,742)	$44,518	(129)%	$78,558	$212,669	(63)%
Lending	8,588	6,608	30	39,017	14,242	174
Corporate Items and Other	(51,764)	(123,392)	(58)	(118,164)	(150,297)	(21)
	$(55,918)	$(72,266)	(23)%	$(589)	$76,614	(101)%
n/m: not meaningful

Three Months Ended September 30, 2015 versus 2014
Servicing and subservicing fees for the third quarter of 2015 were 23% lower than the third quarter of 2014, primarily as a result of portfolio runoff and executing on our strategy to sell certain of our Agency MSRs. These lower fees were offset in part by significant net gains from the sale of these MSRs compared to no MSR sales in the third quarter of 2014. During the third quarter of 2015, we recognized $41.2 million in net gains on the sale of MSRs relating to loans with a UPB of $22.0 billion.
Ultimately, we expect that reducing the size of our Agency servicing portfolio will help to simplify our operations and improve our margins; however, through September 30, 2015, we have not realized improved margins as right sizing our servicing operations will lag the reductions in the size of our servicing portfolio and the related reductions in revenue. Workforce and servicing operations adjustments require time to implement properly, and we have certain post-sale support obligations in connection with our MSR sales. For example, while we may continue to serve as interim servicer between transaction closing dates and servicing transfer dates, we are no longer entitled to service fees or ancillary income during the interim servicing period.
To the extent we close our remaining announced asset sales or undertake additional sales of MSRs, we will experience further reductions in revenue in future periods as a result of declining servicing and subservicing fees. To the extent we sell MSRs for proceeds in excess of their carrying value, we will recognize net gains that will partly offset these declines in servicing and subservicing fees.
Gain on loans held for sale from our lending operations increased $5.8 million primarily due to an increase in total forward lending origination volume and higher margin rates in the direct and correspondent forward lending channels. In our servicing business, gains on sales of loans repurchased from Ginnie Mae guaranteed securitizations declined by $5.7 million.
Expenses were $67.3 million or 15% lower in the third quarter of 2015 as compared to the third quarter of 2014. Professional services declined $98.3 million as the third quarter of 2014 included a $100.0 million charge accrued in connection with the NY DFS settlement. MSR amortization and valuation adjustments, including both fair value adjustments and impairment charges, increased due to an impairment charge of $23.4 million that was offset in large part by the effect of MSR sales.
Interest expense for the third quarter of 2015 decreased as compared to the third quarter of 2014 primarily as a result of reductions in the value of the NRZ financing liability based on the run-off of the underlying MSR servicing portfolio and a decrease in interest on the SSTL as a result of prepayments from proceeds of MSR sales during 2015.
Nine Months Ended September 30, 2015 versus 2014
Servicing and subservicing fees were 17% lower primarily as a result of MSR sales, portfolio runoff and a decline in modifications. However, our sales of MSRs relating to loans with a UPB of $87.6 billion in the nine months ended September 30, 2015 allowed us to release significant unrealized value in our servicing portfolios as we recognized $98.0 million in net gains on the sales.
Gain on loans held for sale from our lending operations increased $20.3 million primarily due to higher margin rates in all three forward lending channels and an increase in reverse lending origination volume. Gains on sales of loans repurchased from Ginnie Mae guaranteed securitizations declined by $13.8 million.
Expenses declined $31.4 million, or 3%. Professional services declined due to the $100.0 million charge recognized during the third quarter of 2014 in connection with the NY DFS settlement. Lower litigation costs were offset in part by higher regulatory monitoring and compliance costs and fees paid to advisers assisting us with strategic initiatives. In 2015, we engaged financial and legal advisers to assist us in evaluating and executing on adjustments to our capital structure and exploring other strategic options and have incurred $24.9 million through September 30, 2015 in connection with these initiatives. MSR amortization and valuation adjustments, including both fair value adjustments and impairment charges, were lower for the nine months ended September 30, 2015 as the effect of MSR sales and portfolio runoff more than offset impairment charges.
Interest expense decreased as compared to the nine months ended September 30, 2014 primarily as a result of reductions in the value of the NRZ financing liability based on the run-off of the underlying MSR servicing portfolio. This decrease was offset by additional debt issuance costs resulting from amendments to the SSTL in 2015 and the accelerated recognition of deferred debt issuance costs resulting from prepayments of the SSTL from proceeds of MSR sales. Also, the 2015 period includes a full nine months of interest expense on the $350.0 million Senior Unsecured Notes that we issued in May 2014.
Although we incurred a pre-tax loss of $0.6 million for the nine months ended September 30, 2015, we recognized income tax expense of $21.9 million rather than a benefit primarily because of additional income tax expense recorded in connection with uncertain tax positions. The $100.0 million charge we accrued during the third quarter of 2014 in connection with the NY DFS settlement is not deductible for tax purposes and therefore resulted in a higher effective tax rate for the nine months ended September 30, 2014.

Financial Condition Summary
The following table summarizes our consolidated balance sheets at the dates indicated.

	September 30, 2015	December 31, 2014	% Change

Cash	$458,674	$129,473	254%
Mortgage servicing rights ($787,344 and $93,901 carried at fair value)	1,153,295	1,913,992	(40)
Advances and match funded advances	2,472,996	3,303,356	(25)
Loans held for sale ($235,909 and $401,120 carried at fair value)	526,972	488,612	8
Loans held for investment - reverse mortgages, at fair value	2,319,515	1,550,141	50
Other ($18,551 and $7,335 carried at fair value)	1,079,602	881,704	22
Total assets	$8,011,054	$8,267,278	(3)%

Total Assets by Segment:
Servicing	$4,681,176	$5,881,862	(20)%
Lending	2,571,893	1,963,729	31
Corporate Items and Other	757,985	421,687	80
	$8,011,054	$8,267,278	(3)%

Match funded liabilities	$1,589,846	$2,090,247	(24)%
Financing liabilities ($2,789,663 and $2,058,693 carried at fair value)	2,953,518	2,258,641	31
Other secured borrowings	1,001,070	1,733,691	(42)
Senior unsecured notes	350,000	350,000	—
Other	1,036,165	793,534	31
Total liabilities	6,930,599	7,226,113	(4)%

Total Ocwen stockholders’ equity	1,077,363	1,038,394	4%
Non-controlling interest in subsidiaries	3,092	2,771	12
Total equity	1,080,455	1,041,165	4
Total liabilities and equity	$8,011,054	$8,267,278	(3)%

Total Liabilities by Segment:
Servicing	$4,092,263	$4,986,877	(18)%
Lending	2,524,814	1,900,672	33
Corporate Items and Other	313,522	338,564	(7)
	$6,930,599	$7,226,113	(4)%
Changes in the composition and balance of our assets and liabilities during the nine months ended September 30, 2015 are primarily attributable to the execution of our strategy to sell certain of our Agency MSRs and related advances and repayments of the related liabilities. Loans held for investment and financing liabilities increased as a result of our reverse mortgage securitizations accounted for as secured financings.
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
The following table summarizes our key ratings by these rating agencies:

	Moody’s	Morningstar	S&P	Fitch
Residential Prime Servicer	SQ3-	MOR RS3	Below Average	RPS4
Residential Subprime Servicer	SQ3-	MOR RS3	Below Average	RPS4
Residential Special Servicer	SQ3-	MOR RS3	Below Average	RSS4
Residential Second/Subordinate Lien Servicer	SQ3-	—	Below Average	RPS4
Residential Home Equity Servicer	—	—	—	RPS4
Residential Alt A Servicer	—	—	—	RPS4
Master Servicing	SQ3-	—	Below Average	RMS4
Ratings Outlook	(1)	Negative	Stable	Positive

Date of last action	September 23, 2015	February 6, 2015	September 28, 2015	June 24, 2015

(1)	Removed from review for downgrade in June 2015.
Each of these rating agencies has downgraded our servicer rating within the last year. In June 2015, Moody’s and Fitch confirmed our servicer ratings and S&P lowered a number of our residential servicer ratings to “Below Average”. In September 2015, S&P lowered our Master Servicing rating to “Below Average,” and Moody’s introduced a rating for Master Servicing for which the rating was consistent with the other categories rated by Moody’s. In addition to servicer ratings, each of the rating agencies will from time to time assign an outlook (or a ratings watch) to a mortgage servicer’s rating status. A negative outlook is generally used to indicate that a ranking “may be lowered.”
Failure to maintain minimum servicer ratings could adversely affect our ability to sell or fund servicing advances going forward, could affect the terms and availability of debt financing facilities that we may seek in the future, and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac.
Certain of our servicing agreements require that we maintain specified servicer ratings. Out of 4,015 non-Agency servicing agreements, 745 with $41.8 billion of UPB as of September 30, 2015 have minimum servicer ratings criteria. As a result of downgrades in our servicer ratings, termination rights have been triggered in 663 of these non-Agency servicing agreements. This represents approximately $35.9 billion in UPB as of September 30, 2015, or approximately 18% of our total non-Agency servicing portfolio. We received notices terminating us as the servicer under four of our non-Agency servicing agreements due to rating downgrades. Pursuant to our servicing agreements, generally we are entitled to payment of accrued and unpaid servicing fees through termination as well as all advances and certain other previously unreimbursed amounts, although we lose the future servicing fee revenue. The financial impact of the termination of servicing under these four servicing agreements was immaterial to our overall financial condition. We could be subject to further terminations, either as a result of recent servicer ratings downgrades or future adverse actions by rating agencies, which could have an adverse effect on our business, financing activities, financial condition and results of operations.

The following table presents selected results of operations of our Servicing segment for the three and nine months ended September 30. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Revenue
Servicing and subservicing fees:
Residential	$357,439	$460,861	(22)%	$1,195,512	$1,434,721	(17)%
Commercial	2,183	4,739	(54)	7,506	12,221	(39)
	359,622	465,600	(23)	1,203,018	1,446,942	(17)
Gain on loans held for sale, net	4,217	9,937	(58)	34,008	47,800	(29)
Other revenues	11,097	9,766	14	32,243	31,864	1
Total revenue	374,936	485,303	(23)	1,269,269	1,526,606	(17)

Expenses
Compensation and benefits	56,926	65,466	(13)	180,891	206,780	(13)
Amortization of mortgage servicing rights	18,023	60,689	(70)	87,926	185,263	(53)
Servicing and origination	98,955	47,093	110	248,470	118,411	110
Technology and communications	23,166	36,378	(36)	71,786	96,790	(26)
Professional services	31,173	36,929	(16)	92,885	60,261	54
Occupancy and equipment	22,958	21,418	7	64,784	69,879	(7)
Other	67,238	45,991	46	194,022	182,614	6
Total expenses	318,439	313,964	1	940,764	919,998	2

Other income (expense)
Interest income	1,175	903	30	3,232	1,805	79
Interest expense	(109,357)	(124,106)	(12)	(336,088)	(391,122)	(14)
Gain (loss) on sale of mortgage servicing rights	41,246	—	n/m	97,958	—	n/m
Other, net	(2,303)	(3,618)	(36)	(15,049)	(4,622)	226
Total other expense, net	(69,239)	(126,821)	(45)	(249,947)	(393,939)	(37)

Income before income taxes	$(12,742)	$44,518	(129)%	$78,558	$212,669	(63)%
n/m: not meaningful

The following table provides selected operating statistics at September 30:

	2015	2014	% Change
Residential Assets Serviced
Unpaid principal balance:
Performing loans (1)	$250,488,153	$356,287,572	(30)%
Non-performing loans	31,494,566	47,894,124	(34)
Non-performing real estate	6,086,430	7,097,918	(14)
Total residential assets serviced (2)	$288,069,149	$411,279,614	(30)%

Conventional loans (3)	$105,211,950	$198,260,020	(47)%
Government insured loans	33,364,802	41,021,612	(19)
Non-Agency loans	149,492,397	171,997,982	(13)
Total residential loans serviced	$288,069,149	$411,279,614	(30)%

Percent of total UPB:
Servicing portfolio	83%	88%	(6)%
Subservicing portfolio	17%	12%	42
Non-performing residential assets serviced	13%	13%	—%

Number of:
Performing loans (1)	1,644,707	2,285,143	(28)%
Non-performing loans	158,626	233,184	(32)
Non-performing real estate	31,612	37,413	(16)
Total number of residential assets serviced (2)	1,834,945	2,555,740	(28)%

Conventional loans (3)	585,744	1,134,598	(48)%
Government insured loans	234,097	273,028	(14)
Non-Agency loans	1,015,104	1,148,114	(12)
Total residential loans serviced	1,834,945	2,555,740	(28)%

Percent of total number:
Servicing portfolio	85%	88%	(3)%
Subservicing portfolio	15%	12%	25%
Non-performing residential assets serviced	10%	11%	(9)%
The following table provides selected operating statistics for the three and nine months ended September 30:

	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Residential Assets Serviced
Average UPB of residential assets serviced:
Servicing portfolio	$259,913,365	$370,529,580	(30)%	$294,524,820	$383,568,861	(23)%
Subservicing portfolio	51,312,236	51,918,021	(1)	40,783,586	57,030,164	(28)
	$311,225,601	$422,447,601	(26)%	$335,308,406	$440,599,025	(24)%

	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Prepayment speed (average CPR)	15%	13%	15%	15%	12%	25%
% Voluntary	80%	82%	(2)	81%	78%	4
% Involuntary	20%	18%	11	19%	22%	(14)
% CPR due to principal modification	2%	3%	(33)	2%	4%	(50)

Average number of residential assets serviced:
Servicing portfolio	1,673,264	2,302,076	(27)%	1,865,929	2,368,498	(21)%
Subservicing portfolio	319,179	318,100	—	245,403	351,741	(30)
	1,992,443	2,620,176	(24)%	2,111,332	2,720,239	(22)%

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$272,661	$329,340	(17)%	$874,208	$1,031,756	(15)%
Subservicing	14,354	30,721	(53)	72,968	95,379	(23)
	287,015	360,061	(20)	947,176	1,127,135	(16)
HAMP fees	32,317	37,634	(14)	108,696	110,995	(2)
Late charges	19,041	27,455	(31)	63,194	96,517	(35)
Loan collection fees	6,670	8,643	(23)	25,138	25,535	(2)
Custodial accounts (float earnings)	789	1,756	(55)	4,416	4,979	(11)
Other	11,607	25,312	(54)	46,892	69,560	(33)
	$357,439	$460,861	(22)%	$1,195,512	$1,434,721	(17)%

Number of Completed Modifications
HAMP	9,790	8,862	10%	33,065	31,494	5%
Non-HAMP	9,680	12,681	(24)	34,587	45,973	(25)
Total	19,470	21,543	(10)%	67,652	77,467	(13)%
% Total with principal modification	45%	47%	(4)%	47%	49%	(4)%

	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Financing Costs
Average balance of advances and match funded advances	$2,158,248	$3,261,378	(34)%	$2,733,361	$3,352,908	(18)%
Average borrowings
Match funded liabilities	1,543,036	1,953,463	(21)	1,800,479	2,102,060	(14)
Financing liabilities	745,225	830,453	(10)	775,568	788,262	(2)
Other secured borrowings	936,750	1,296,691	(28)	1,130,151	1,314,483	(14)
Interest expense on borrowings
Match funded liabilities	15,425	15,097	2	45,379	46,762	(3)
Financing liabilities	73,931	88,361	(16)	222,265	281,842	(21)
Other secured borrowings	17,585	18,151	(3)	61,428	54,184	13
Effective average interest rate
Match funded liabilities	4.00%	3.09%	29	3.36%	2.97%	13
Financing liabilities (4)	39.68%	42.56%	(7)	38.21%	47.67%	(20)
Other secured borrowings	7.51%	5.60%	34	7.25%	5.50%	32
Facility costs included in interest expense	$9,489	$5,483	73	$28,949	$14,715	97
Discount amortization included in interest expense	329	331	(1)	1,022	661	55
Average 1-month LIBOR	0.19%	0.15%	27	0.18%	0.15%	20

Average Employment
India and other	6,654	6,748	(1)%	6,861	6,276	9%
U. S.	1,882	2,445	(23)	2,040	2,569	(21)
Total	8,536	9,193	(7)	8,901	8,845	1

Collections on loans serviced for others	$13,954,446	$18,619,457	(25)%	$51,945,571	$57,446,570	(10)%

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Includes 660,999 and 729,554 subprime loans with a UPB of $108.4 billion and $123.3 billion at September 30, 2015 and September 30, 2014, respectively.

(3)	Includes 210,030 and 242,981 prime loans with a UPB of $41.6 billion and $50.7 billion at September 30, 2015 and September 30, 2014, respectively, that we service or subservice.

(4)
The effective average interest rate on the financing liability that we recognized in connection with the sales of Rights to MSRs to NRZ is 49.73% and 54.23% for the three months ended September 30, 2015 and 2014, respectively, and 48.55% and 57.70% for the nine months ended September 30, 2015 and 2014, respectively. Interest expense on financing liabilities includes $8.2 million and $8.5 million for the three and nine months ended September 30, 2015, respectively, of fees incurred in connection with our agreement to compensate NRZ for certain increased costs associated with its servicing advance financing facilities that are the direct result of a downgrade of our S&P servicer rating.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB		Count
	2015	2014	2015	2014
Portfolio at January 1	$398,727,727	$464,651,332	2,486,038	2,861,918
Additions	2,246,103	4,507,762	10,864	28,972
Sales (1)	—	—	—	—
Servicing transfers	(3,267,861)	(6,001,718)	(27,980)	(51,907)
Runoff	(15,491,967)	(13,586,780)	(78,148)	(75,596)
Portfolio at March 31	382,214,002	449,570,596	2,390,774	2,763,387
Additions	2,340,063	1,498,220	12,116	7,862
Sales (1)	(43,692,860)	—	(247,760)	—
Servicing transfers	(3,926,601)	(1,870,009)	(22,091)	(8,349)
Runoff	(15,264,025)	(14,078,959)	(78,785)	(73,793)
Portfolio at June 30	321,670,579	435,119,848	2,054,254	2,689,107
Additions	2,035,490	941,003	10,681	5,315
Sales (1)	(21,541,112)	—	(156,221)	—
Servicing transfers	(1,576,874)	(12,188,206)	(8,171)	(76,339)
Runoff	(12,518,934)	(12,593,031)	(65,598)	(62,343)
Portfolio at September 30	$288,069,149	$411,279,614	1,834,945	2,555,740

(1)
Following the sales of Agency MSRs, we continued to subservice the underlying loans until the servicing transfer was completed. See Note 4 — Sales of Advances and MSRs and Note 8 – Mortgage Servicing to the Unaudited Consolidated Financial Statements.

Three Months Ended September 30, 2015 versus 2014
Total residential Servicing and subservicing fees decreased 22% primarily as a result of a 26% decline in the average UPB of our servicing and subservicing portfolio due to MSR sales, runoff and transfers. Lower loan counts also contributed to declines in fees from borrower payments, as the average number of assets in our portfolio declined by 24%. Likewise, revenue associated with delinquent loan resolution strategies declined with the reduced portfolio as evidenced by the 10% decline in total completed modifications. While overall modifications declined, we are focusing on capitalizing on HAMP modifications, which allows us to balance sufficient revenue streams with improved borrower performance in a modification. Revenue from other streams, such as late fees and SpeedPay® fees, naturally abated with the declining loan counts. Other income for the third quarter of 2015 includes net gains of $41.2 million recognized on the sale of Agency MSRs relating to loans with a UPB of $22.0 billion.
We recognized servicing fee, late fee and HAMP fee revenue of $56.6 million and $64.2 million during the third quarter of 2015 and 2014, respectively, in connection with loan modifications.
We estimate the balance of deferred servicing fees related to delinquent borrower payments was $473.4 million at September 30, 2015 compared to $559.0 million at September 30, 2014. The net decrease is primarily due to collections of loan principal and interest and resolutions of delinquent loans through modification, payoff or other resolution. We are contractually obligated to remit all deferred servicing fees collected in connection with MSRs underlying the sales of Rights to MSRs to NRZ. We are entitled to base servicing and performance fees that increase to the extent we collect deferred servicing fees. As such, the majority of the deferred servicing fees collected are recognized by us as revenue and as a reduction of interest expense related to the NRZ financing liability.
Expenses increased slightly by $4.5 million, or 1%, in the third quarter of 2015 as compared to 2014. MSR amortization and valuation adjustments increased by $4.2 million due to an impairment charge of $23.4 million, offset in large part by the effects of MSR sales during 2015. The impairment charge was due to the fair value of our government-insured MSRs declining below carrying value during the third quarter of 2015 as a result of lower interest rates. Integration benefits of $10.0 million and lower technology costs were offset by a $12.6 million increase in indirect costs charged through corporate overhead allocations and a higher provision for indemnification obligations. Integration benefits include the $8.5 million decline in compensation and benefits that reflects a 23% reduction in average U.S. based headcount and a 1% decrease in average India based and other headcount along with a focused approach to reduce overtime and temporary resources consistent with reduced servicing demands of a declining portfolio. We have moved certain operations offshore to take advantage of cost efficiencies as evidenced by the immaterial change in offshore headcount despite the declining portfolio and US headcount. Charge-offs and provisions in connection with non-recoverable advances and receivables increased $3.6 million while servicing-related outsourcing expenses declined $5.0 million as cost improvement strategies aimed at maximizing vendor relationships and internalizing outsourced functions took effect. We are continuing to review the efficiency of the servicing operations to take advantage of additional cost improvement strategies aimed at increasing operating margins and improving borrower experience.
Interest expense declined by $14.7 million, or 12%, in the third quarter of 2015 due principally to a $21.6 million decrease in interest on the NRZ financing liabilities, as the average outstanding balance declined by 8%, and a $4.6 million decrease in interest on the SSTL as a result of prepayments of $561.6 million during the first three quarters of 2015. These decreases were partly offset by additional financing fees paid in connection with renewing and modifying our servicing advance financing facilities and by $8.2 million incurred pursuant to our agreement with NRZ in connection with downgrades to our S&P servicer rating. Pursuant our agreement with NRZ, we will make additional future payments in connection with these S&P actions that are currently anticipated to be in the range of $1.5 million to $1.9 million per month through May 2016 (and $1.0 million for June 2016). Actual future payments will vary based on NRZ’s outstanding borrowings and movements in applicable floating interest rates.
Nine Months Ended September 30, 2015 versus 2014
Total residential Servicing and subservicing fees decreased by 17% primarily as a result of the decline in the UPB of our servicing and subservicing portfolio. MSR sales were the key driver of a 24% decline in the average UPB of our portfolio, and a 25% decline in total completed modifications. Runoff and transfers also contributed to the decline in UPB. Other income for the first nine months of 2015 includes net gains of $98.0 million recognized on the sale of Agency MSRs relating to loans with a UPB of $87.6 billion.
Expenses increased $20.8 million, or 2%, in the first nine months of 2015 as compared to 2014. The increase is attributable primarily to higher direct and indirect (through corporate overhead allocations) professional services expenses of $32.6 million and $62.3 million, respectively, in connection with litigation, regulatory monitoring and compliance costs and investments in internal risk and compliance resources. Offsetting these increases are lower MSR related valuation impacts of $12.2 million as a result of MSR sales and integration benefits of $70.1 million. Integration related benefits include a $25.9 million decline in compensation and benefits upon finalizing our platform integration activities that reduced the average U.S. based headcount by 21%, offset in part by a 9% increase in average India based and other headcount. Included in the increase in offshore headcount is the migration of certain operations offshore where we can realize cost efficiencies while maintaining operational effectiveness. Charge-offs and provisions in connection with non-recoverable advances and receivables decreased $24.3 million and servicing-related outsourcing expenses declined $19.9 million.
Interest expense decreased by $55.0 million, or 14%, in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 with $67.5 million attributable to a decrease in the average balance of the NRZ financing liability and a $7.0 million decrease in interest on the SSTL as a result of $561.6 million of prepayments during 2015. These decreases in interest expense were partly offset by additional debt issuance costs resulting from amendments to the SSTL in 2015 and the accelerated recognition of deferred debt issuance costs resulting from prepayments of the SSTL in 2015. Also, interest expense for the nine months ended September 30, 2015 includes additional financing fees paid in connection with renewing and modifying our advance financing facilities and $8.5 million incurred pursuant to our agreement with NRZ in connection with downgrades to our S&P servicer rating.
Lending
We originate and purchase conventional and government-insured forward mortgage loans through our Homeward forward lending operations. Loans are acquired through three primary channels: correspondent lender relationships, broker relationships and directly with mortgage customers. Per-loan gross and net margins varies by channel, with correspondent typically being the lowest and direct the highest. After origination, we package and sell the loans in the secondary mortgage market, through GSE securitizations and whole loan transactions. We typically retain the associated MSRs, as we view this as a low cost means to acquire MSRs with good return profiles. Lending revenues include interest income earned for the period the loans are held by us, gain on sale revenue which represents the difference between the origination value and the sale value of the loan, and fee income earned at origination.
Reverse mortgages are originated and purchased through our Liberty reverse lending operations under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae HMBS program. We have originated variable rate HECM loans under which the borrowers have additional borrowing capacity of $861.2 million at September 30, 2015. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with these future draws. We recognize this Future Value over time as future draws are securitized or sold. At

September 30, 2015, Future Value is estimated to be $62.4 million. We use a third-party valuation expert to determine Future Value based on the net present value of the estimated future cash flows of the loans and utilizing a discount rate of 12% and projected performance assumptions in line with historical experience and industry benchmarks.
The UPB of our loan production, by channel, is as follows:

	Correspondent	Wholesale	Direct	Total
Three months ended September 30, 2015
Forward loans	$622,678	$343,079	$150,510	$1,116,267
Reverse loans	83,979	83,359	31,189	198,527
Total	$706,657	$426,438	$181,699	$1,314,794

Nine months ended September 30, 2015
Forward loans	$1,507,270	$993,485	$616,363	$3,117,118
Reverse loans	218,432	296,434	121,487	636,353
Total	$1,725,702	$1,289,919	$737,850	$3,753,471

Three months ended September 30, 2014
Forward loans	$572,472	$242,221	$267,814	$1,082,507
Reverse loans	46,138	79,823	42,050	168,011
Total	$618,610	$322,044	$309,864	$1,250,518

Nine months ended September 30, 2014
Forward loans	$1,895,599	$623,386	$867,801	$3,386,786
Reverse loans	130,068	227,841	118,420	476,329
Total	$2,025,667	$851,227	$986,221	$3,863,115

The following table presents the results of operations of the Lending segment for the three and nine months ended September 30. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change
Revenue
Gain on loans held for sale, net
Forward loans	$16,078	$10,022	60%	$56,297	$42,970	31%
Reverse loans	6,992	7,258	(4)	26,203	19,271	36
	23,070	17,280	34	82,500	62,241	33
Other	6,592	9,597	(31)	24,221	24,570	(1)
Total revenue	29,662	26,877	10	106,721	86,811	23

Expenses
Compensation and benefits	12,575	11,761	7	40,027	44,314	(10)
Amortization of mortgage servicing rights	85	94	(10)	262	613	(57)
Servicing and origination	2,221	2,519	(12)	6,016	11,154	(46)
Technology and communications	1,081	1,000	8	3,834	3,412	12
Professional services	631	1,165	(46)	1,613	3,167	(49)
Occupancy and equipment	1,286	1,167	10	3,873	3,558	9
Other	5,247	4,926	7	17,872	15,043	19
Total expenses	23,126	22,632	2	73,497	81,261	(10)

Other income (expense)
Interest income	3,883	4,825	(20)	11,025	13,117	(16)
Interest expense	(2,256)	(2,601)	(13)	(7,058)	(8,271)	(15)
Gain on debt redemption	—	—	n/m	—	2,609	(100)
Other, net	425	139	206	1,826	1,237	48
Other income, net	2,052	2,363	(13)	5,793	8,692	(33)

Income before income taxes	$8,588	$6,608	30	$39,017	$14,242	174
n/m: not meaningful
Three Months Ended September 30, 2015 versus 2014
In the third quarter of 2015, Homeward forward lending revenues increased by $4.6 million, or 32%, from third quarter of 2014 levels to a total of $19.2 million. Total forward mortgage originations increased to $1.1 billion, which was $33.8 million, or 3%, higher than originations in the third quarter of 2014. Forward lending operations, in the third quarter of 2015, generated $9.0 million of pre-tax income, an increase of $3.4 million, or 59%, from third quarter of 2014 earnings. This improvement occurred due to the effect of higher margin rates in the direct and correspondent channels that was partially offset by a volume decline in the direct channel. Forward lending expenses of $11.7 million represented an increase of $0.5 million, or 5%, from third quarter of 2014, principally because of an increase in compensation and benefit expenses that was partially offset by a decline in professional services.
In the third quarter of 2015, Liberty reverse lending revenues of $10.5 million declined by $1.9 million, or 15%, and funded reverse mortgage volume of $198.5 million increased $30.5 million, or 18%, from the third quarter of 2014. Reverse lending operations incurred a pre-tax loss of $0.5 million as compared to pre-tax earnings of $0.9 million in the third quarter of 2014. The decline in reverse lending earnings was primarily due to lower revenue and flat expenses. Lower revenue was the result of lower margin rates in all three channels and lower volume in the higher yielding direct channel. These reductions were partially offset by a volume increase in the wholesale and correspondent channels. The HECM program changes instituted by HUD in 2013 resulted in the reverse mortgage market shifting from one that consisted primarily of fixed rate products to one where variable rate products predominated, which resulted in a consequent decrease in volumes and a lower loan size at origination for the industry and for Liberty. The lower day one loan size in turn resulted in a lower gain on sale when the loans were securitized. Over time, however, the loan balances on many of these variable rate loans will increase through subsequent draws by the borrowers. As these additional draws are securitized, we will recognize additional gain on sale at a minimal incremental cost.
Expenses related to the Homeward and Liberty platforms are driven largely by production volume, with direct acquisition costs offset by origination fee income that is included in Other revenue.
Interest income consists primarily of interest earned on newly originated and purchased loans prior to sale to investors. Interest income is offset by interest expense incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. The decline in interest income and expense in 2015 is principally driven by our operational decision to accelerate the turnover of loans originated in forward lending.
Nine Months Ended September 30, 2015 versus 2014
For the nine months ended September 30, 2015, the Homeward forward lending operations generated $36.7 million of pre-tax income on revenues of $67.3 million. This compares to $21.3 million of pre-tax income on revenues of $57.0 million for the nine months ended September 30, 2014. Forward mortgage originations for the nine months ended September 30, 2015 and 2014 were $3.1 billion and $3.4 billion, respectively. Forward lending results improved due to a $10.3 million increase in revenue, a $4.0 million decrease in other income, and a $9.1 million decrease in expenses. The increase in revenue is due to the effect of higher margin rates across all three channels and higher volume in the wholesale channel; this was partially offset by volume declines in the direct and correspondent channels. The decrease in expenses is principally due to lower compensation and benefits related to lower headcount and lower servicing and origination expense that are a result of lower volume and improved cost containment efforts.
The decrease in other income is principally attributable to $2.6 million of gains on debt redemption recognized in 2014; no such gains were recognized in 2015. As part of forward lending, we have, from time to time, sold – to an unrelated third party – MSRs for certain forward loans that may qualify for refinancing under the HARP program. We account for these transactions as secured financings. Upon repurchase of the MSRs related to those loans that were successfully refinanced, we recognize gains on the retirement of the related financing liabilities. Retirements of such financing liabilities during the nine months ended September 30, 2014, generated $2.6 million of such gains.
During the nine months ended September 30, 2015, Liberty generated pre-tax income of $2.3 million on revenues of $39.5 million and a 34% increase in total funded reverse mortgage volume to $636.4 million. This compares to a pre-tax loss of $7.1 million on revenues of $29.8 million and reverse mortgage originations of $476.3 million for the nine months ended September 30, 2014. Results for the nine months ended September 30, 2014 were negatively impacted by HUD’s changes to the HECM program in 2013. Results have improved in 2015 principally as a result of higher revenue. The revenue increase was due to higher margin rates in all channels and higher funded volume, predominantly in the wholesale and correspondent channels.
Corporate Items and Other
Corporate Items and Other includes revenues and expenses that are not directly related to other reportable segments, business activities that are individually insignificant, interest income on short-term investments of cash, interest expense on unsecured corporate debt and certain corporate expenses. Our cash balances are included in Corporate Items and Other.
Business activities that are not considered to be of continuing significance include subprime non-Agency loans held for sale (at lower of cost or fair value), investments in mortgage-backed securities and affordable housing investment activities.
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

The following table presents selected results of operations of Corporate Items and Other for the three and nine months ended September 30. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months			Nine Months
	2015	2014	% Change	2015	2014	% Change

Revenue	$348	$1,557	(78)%	$2,709	$4,734	(43)%

Expenses
Compensation and benefits	33,112	22,651	46	92,680	65,024	43
Amortization of MSRs	—	—	n/m	—	199	(100)
Servicing and origination	370	126	194	1,419	(92)	n/m
Technology and communications	13,678	9,132	50	44,480	25,441	75
Professional services	30,623	122,610	(75)	97,230	149,317	(35)
Occupancy and equipment	6,798	2,111	222	16,873	9,066	86
Other	16,014	3,789	323	27,359	12,467	119
Total expenses before corporate overhead allocations	100,595	160,419	(37)	280,041	261,422	7
Corporate overhead allocations
Servicing segment	(53,526)	(40,912)	31	(171,835)	(109,565)	57
Lending segment	(908)	(1,025)	(11)	(4,073)	(3,302)	23
Total expenses	46,161	118,482	(61)	104,133	148,555	(30)

Other income (expense), net	(5,951)	(6,467)	(8)%	(16,740)	(6,476)	158%

Loss before income taxes	$(51,764)	$(123,392)	(58)%	$(118,164)	$(150,297)	(21)%
n/m: not meaningful
Three Months Ended September 30, 2015 versus 2014
Expenses decreased by $72.3 million in the third quarter of 2015 as compared to 2014. Professional services declined by $92.0 million due to the $100.0 million charge recognized during the third quarter of 2014 in connection with the NY DFS settlement, partially offset by higher litigation costs. The decrease in Professional services was partially offset by higher Other expenses of $12.2 million, primarily as a result of 2015 costs to maintain and exit the legacy ResCap servicing platform of $11.9 million versus $2.1 million in the prior year period. Additionally, beginning in 2015, we realigned certain support group functions into Corporate Items and Other that had previously been charged directly to the Servicing and Lending segments. This transfer of direct costs to Corporate Items and Other accounts for the majority of the increases in the remaining expense categories. However, the increases are then largely offset by increased overhead allocations back to the business segments.
Nine Months Ended September 30, 2015 versus 2014
Expenses for the nine months ended September 30, 2015 were $44.4 million lower than the same period in 2014. Professional services decreased by $52.1 million due to the $100.0 million charge recognized during the third quarter of 2014 in connection with the NY DFS settlement partially offset by strategic advisor costs of $24.9 million incurred in 2015 and higher litigation costs. Other expenses increased by $14.9 million due to costs in 2015 of $18.3 million to maintain and exit from the legacy ResCap servicing platform versus $2.1 million in the prior year period. The impact of increased investments in internal risk and compliance resources, coupled with the realignment in 2015 of certain support group functions mentioned above, largely accounts for the majority of the increases in the remaining expense categories, which then drives the increased overhead allocations back to the business segments.
Other income (expense), net for the nine months ended September 30, 2015 and 2014 includes $19.5 million and $9.5 million, respectively, of interest expense on the $350.0 million Senior Unsecured Notes that we issued on May 12, 2014.

LIQUIDITY AND CAPITAL RESOURCES
Overview
At September 30, 2015, our cash position was $458.7 million compared to $129.5 million at December 31, 2014. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts. Our priorities for deployment of excess cash are: (1) supporting our core servicing and lending businesses and investing in these core assets, (2) reducing corporate leverage, and (3) expanding into similar or complementary businesses that meet our return on capital requirements.
Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues;

•	Proceeds from match funded liabilities;

•	Proceeds from other borrowings, including warehouse facilities;

•	Proceeds from sales of MSRs and related advances; and

•	Proceeds from sales of originated loans and repurchased loans.
Our ability to finance servicing advances is a significant factor that affects our liquidity. Our use of advance financing facilities is integral to our servicing advance financing strategy. The notes issued by our advance funding facilities currently have a 364-day revolving period, although we may in the future issue notes with longer revolving periods. The revolving periods for notes with a total borrowing capacity of $157.5 million end in 2015 with the remainder ending their revolving periods in 2016. Similarly, all of our master repurchase and participation agreements for financing new loan originations have 364-day terms. None of these facilities matures in 2015.
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
Advances and match funded advances comprised 31% of total assets at September 30, 2015. Our borrowings under our advance funding facilities are secured by pledges of servicing advances that are sold to the related SPE. From December 31, 2014 to September 30, 2015, maximum borrowing capacity for match funded advances decreased by $392.5 million to $2.0 billion. This decrease occurred because of:

•	Our voluntary termination of a $50.0 million commercial advance funding facility in January 2015;

•	The scheduled $37.5 million reduction in the capacity of our OSARTIII facility in the second and third quarters of 2015;

•	A negotiated decrease of $150.0 million in the capacity of our OMART facility upon renewal in September 2015; and

•	The scheduled decrease of $155.0 million in the capacity of our OFAF facility in September 2015.
Our unused advance borrowing capacity increased by $107.9 million to $442.7 million at September 30, 2015 as compared to December 31, 2014, principally because of a decrease in borrowing, as total advances and match funded advances in our Servicing segment declined by $830.3 million during the same period. Our ability to continue to pledge collateral under each advance financing facility depends on the performance of the collateral. At September 30, 2015, $176.9 million of the available borrowing capacity could be used based on the amount of available collateral.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. The majority of these warehouse facilities are structured as repurchase agreements under which ownership of the loans is temporarily transferred to a lender. The loans are transferred at a discount or “haircut” which serves as the primary credit enhancement for the lender. The funds are repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30-45 days. At September 30, 2015, we had total borrowing capacity under our warehouse facilities of $550.0 million. Of the borrowing capacity extended on a committed basis, $68.6 million was available at September 30, 2015, including our warehouse facilities for reverse mortgages. Of the borrowing capacity extended on an uncommitted basis or at the discretion of the lender, $209.4 million remained available at September 30, 2015. See Note 11 – Borrowings to the Unaudited Consolidated Financial Statements for additional details.
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
Prior to October 20, 2015, under the terms of our SSTL facility agreement we were required to use 75% of the net sales proceeds from certain permitted asset sales (which generally include our announced Agency MSR sales) to prepay the SSTL. However, subject to certain conditions, we were able to reinvest the remaining 25% of such net sales proceeds within 120 days of receipt thereof (subject to an extension of up to 90 days if a binding agreement is entered into within such 120 days). Following amendments to the SSTL facility, effective as of October 20, 2015, we are required to use 100% of the net sales proceeds to prepay the SSTL. During the nine months ended September 30, 2015, we prepaid $561.6 million of the SSTL principal balance from proceeds of completed MSR sales.
On October 31, 2013, we announced that our board of directors had authorized a share repurchase program for an aggregate of up to $500.0 million of our issued and outstanding shares of common stock. As of September 30, 2015, the approximate remaining value of shares that may be repurchased under the plan was $129.7 million. On February 5, 2015, we announced that we had suspended this stock repurchase program. We may restart the stock repurchase program in the future, and unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 2016. During the nine months ended September 30, 2015, we did not repurchase any shares of common stock under this program.
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
We have considered the impact of financial projections on our liquidity analysis and have evaluated the appropriateness of the key assumptions in our forecast such as revenues, costs and sales of MSRs and other assets. We have analyzed our cash requirements and financial obligations. Based upon these evaluations and analyses, we believe that we have ample liquidity to meet our obligations and fund our operations for the next twelve months.
The notes issued by our advance funding facilities currently have a 364-day revolving period, although we may in the future issue notes with longer revolving periods. The revolving periods for notes with a total borrowing capacity of $157.5 million end in 2015 with the remainder ending their revolving periods in 2016. At September 30, 2015, we had $1.6 billion outstanding under these facilities. In the event we are unable to renew, replace or extend the revolving period of one or more of these advance funding facilities, monthly amortization of the outstanding balance must begin at the end of the respective 364-day revolving period. Similarly, all of our master repurchase and participation agreements for financing new loan originations have 364-day terms; however, none of our facilities matures in 2015. At September 30, 2015, we had $272.0 million outstanding under these financing arrangements. We currently expect that we will be able to renew, replace or extend our debt agreements as they become due, consistent with our historical experience.
We remain actively engaged with our lenders, and recent financing developments include the following:

•	During the third quarter, we renewed three of our warehouse facilities, including:

◦	A $100.0 million facility used finance loans acquired as part of our Servicing operations;

◦	A $60.0 million facility used to fund reverse mortgage originations with an increase in borrowing capacity to $100.0 million; and

◦
A $300.0 million facility, of which $150.0 million was on an uncommitted basis, used to fund forward mortgage originations with a decrease in borrowing capacity to $200.0 million, all of which is on a committed basis.

•	On September 15, 2015, we repaid, as scheduled, the $155 million of Series 2015-T2 Notes under our OFAF advance financing facility.

•	On September 18, 2015, we renewed our OMART advance financing facility, as part of which we:

◦	Retired certain existing revolving notes;

◦	Issued a new series of revolving notes to a replacement lender;

◦	Issued a new series of one-year term notes; and

◦	Reduced the borrowing capacity of the OMART facility from $1.8 billion to $1.7 billion.
Many aspects of our liquidity forecast process require the use of judgment and estimates on the part of management and include factors that may be beyond our control. Additionally our actual results could differ materially from our estimates. Challenges to our liquidity position could have a material adverse effect on our operating results and financial condition and could cause us to take actions that would be outside the normal course of our operations to generate additional liquidity.
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
Cash flows for the nine months ended September 30, 2015
Our operating activities provided $774.0 million of cash largely due to positive earnings after adjusting for MSR amortization and valuation-related losses and other non-cash items, $491.7 million of net collections of servicing advances and $222.1 million of net proceeds from sales and collections of loans held for sale.

Our investing activities provided $189.0 million of cash. Cash inflows include the receipt of $598.1 million of net proceeds from the sale of Agency MSRs, $285.9 million of proceeds from the sale of advances and $105.5 million of collections on reverse mortgages. Investing activities include cash outflows in connection with our reverse mortgage originations of $781.0 million.
Our financing activities used $633.8 million of cash. Cash outflows were primarily comprised of $500.4 million of net repayments on match funded liabilities from net advance recoveries, $561.6 million of repayments on the SSTL, including $561.6 million of prepayments in connection with MSR sales, and a $156.4 million net reduction in borrowings under mortgage warehouse facilities used to fund originated forward loans. Cash outflows for the nine months ended September 30, 2015 also include $18.6 million of costs incurred in connection with amendments to the SSTL. These cash outflows were offset in large part by $803.9 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings.
Cash flows for the nine months ended September 30, 2014
Our operating activities provided $559.0 million of cash largely due to net income, adjusted for MSR amortization and valuation-related losses and other non-cash items, and $236.7 million of net collections of servicing advances. The cash inflows were partially offset by $5.9 million of net originations and purchases of loans held for sale and the net settlement paid in May 2014 in connection with the Ocwen National Mortgage Settlement.
Our investing activities used $732.4 million of cash. Investing activities include cash outflows in connection with our reverse mortgage originations of $565.7 million. In addition, we paid $226.3 million in connection with asset and business acquisitions completed during the nine months ended September 30, 2014. Cash inflows include $56.2 million of collections on reverse mortgages.
Our financing activities provided $294.0 million of cash. Cash provided by our financing activities includes $381.6 million in connection with our reverse mortgage securitizations accounted for as secured financings. Financing activities also include $343.3 million of cash received in connection with the issuance of $350.0 million of Senior Unsecured Notes in May 2014, net of the payment of $6.7 million of debt issuance costs. In addition, we received $123.6 million of proceeds from the OASIS transaction involving the sale of Freddie Mac MSRs and $88.1 million of proceeds from the sale of advances to NRZ acquired in connection with the Ginnie Mae EBO Transaction, both of which were accounted for as a financing. These cash inflows were partially offset by a paydown of match funded liabilities using a portion of the proceeds from the Senior Unsecured Notes and a net reduction in borrowings under mortgage warehouse facilities used to fund originated forward loans that declined during the period. We also completed the repurchase of 9,920,649 shares of common stock for $325.6 million, including 7,970,353 shares for $253.4 million under our stock repurchase program and 1,950,296 shares for $72.3 million that we issued upon conversion of the remaining 62,000 shares of preferred stock.
CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At September 30, 2015, such contractual obligations were primarily comprised of secured and unsecured borrowings, interest payments, operating leases and commitments to originate or purchase loans. Other than the renewal and amendment of advance funding facilities and other secured borrowings and the prepayment of the SSTL from proceeds of MSR sales, there were no significant changes to our contractual obligations during the nine months ended September 30, 2015.
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
Valuation and Amortization of MSRs
Effective January 1, 2015, we elected fair value accounting for a newly-created class of non-Agency MSRs, which were previously accounted for using the amortization method. This irrevocable election applies to all subsequently acquired or originated servicing assets and liabilities that have characteristics consistent with this class. We recorded a cumulative-effect adjustment of $52.0 million (before deferred income taxes of $9.2 million) to retained earnings as of January 1, 2015 to reflect the excess of the fair value of these MSRs over their carrying amount. At December 31, 2014, the UPB of the related loans and the carrying value of the non-Agency MSRs for which the fair value election was made was $195.3 billion and $787.1 million, respectively.
For MSRs accounted for using the amortization measurement method, we assess servicing assets or liabilities for impairment or increased obligation based on fair value on a quarterly basis. We group our MSRs by stratum for impairment testing based on the predominant risk characteristics of the underlying mortgage loans. During the first quarter of 2015, we recognized a $17.8 million impairment charge on our government-insured MSRs, as the fair value for this stratum was less than its carrying value. This impairment was primarily due to the FHA reducing its mortgage insurance premium rate by 50 basis points during the quarter, which created a greater incentive for existing FHA borrowers to refinance their loan and in turn, generated higher projected prepayment speed and shorter asset life inputs used to value these MSRs. During the second quarter of 2015, the fair value of this stratum increased due to higher interest rates and we reversed $16.2 million of the valuation allowance, while during the third quarter of 2015, the fair value of this stratum decreased due to lower interest rates, resulting in the recognition of an additional $23.4 million impairment charge. The carrying value of this stratum at September 30, 2015 was $144.2 million, net of the valuation allowance of $25.1 million. The impairment charge is recognized in Servicing and origination expense in the Unaudited Consolidated Statements of Operations.

Fair Value Measurements
The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs at the dates indicated:

	September 30, 2015	December 31, 2014
Loans held for sale	$526,972	$488,612
Loans held for investment - reverse mortgages	2,319,515	1,550,141
MSRs - recurring basis	787,344	93,901
MSRs - nonrecurring basis (1)	144,212	—
Derivative assets	11,511	6,632
Mortgage-backed securities	8,541	7,335
Assets at fair value	$3,798,095	$2,146,621
As a percentage of total assets	47%	26%
Financing liabilities	$2,789,663	$2,058,693
Derivative liabilities	3,438	2,854
Liabilities at fair value	$2,793,101	$2,061,547
As a percentage of total liabilities	40%	29%
Assets at fair value using Level 3 inputs	$3,552,176	$1,739,436
As a percentage of assets at fair value	94%	81%
Liabilities at fair value using Level 3 inputs	$2,789,663	$2,058,693
As a percentage of liabilities at fair value	100%	100%

(1)
The balance at September 30, 2015 represents our impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a nonrecurring basis. The carrying value of this stratum is net of a valuation allowance of $25.1 million.

Assets at fair value using Level 3 inputs increased during the nine months ended September 30, 2015 primarily due to our election on January 1, 2015 to account for a newly-created class of non-Agency MSRs at fair value. Reverse mortgage originations also contributed to the increase in Level 3 assets at fair value. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings. Our net economic exposure to Loans held for investment - reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing.
Refer to Note 3 – Fair Value to the Unaudited Consolidated Financial Statements for descriptions of valuation methodologies used to measure significant assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.
Income Taxes
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
As of December 31, 2014, our net deferred tax assets included approximately $54.9 million in the U.S. jurisdiction. These deferred tax assets include approximately $45.9 million related to U.S. net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. All of these net operating loss carryforwards will expire if they are not used within certain periods. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these deferred tax assets. However, it is possible that some or all of these net operating loss carryforwards could ultimately expire unused, especially if future levels of income decrease. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance to reduce our U.S. deferred tax assets may be required, which would increase our income tax expense in the period the allowance is recognized and could have a material adverse effect on our results of operations and statement of financial condition.
At September 30, 2015 and December 31, 2014, our total net deferred tax assets were $63.9 million and $77.0 million, respectively, net of a valuation allowance of $15.3 million and $19.4 million.
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
Loans Held for Sale and Interest Rate Lock Commitments
IRLCs represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage loan applicant, whereby the interest rate on the loan is set prior to funding. In our lending business, mortgage loans held for sale and IRLCs are subject to the effects of changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans range from 5 to 90 days, but the majority of our commitments are for 15 days (in the correspondent and broker channels) or 60 days (for the direct channel). Our holding period for mortgage loans from funding to sale is typically less than 30 days.
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
Fair Value MSRs
We have elected to account for two classes of MSRs at fair value. The first is a class of Agency MSRs, principally originated during 2012, for which we hedged the interest rate risk because the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Effective April 1, 2013, we modified our strategy for managing the risks of the portfolio of loans underlying this class of fair value MSRs and closed out the remaining economic hedge positions associated with the class. We terminated these hedges because we determined that they were ineffective for large movements in interest rates and only assured losses in substantial increasing-rate environments. The second class of MSRs at fair value was designated on January 1, 2015, when we elected fair value accounting for a newly created class of non-Agency MSRs that we previously accounted for using the amortization method.
Interest Rate Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates and the related fair value of these instruments at September 30, 2015 and December 31, 2014. We use certain assumptions to estimate the fair value of these instruments. See Note 3 – Fair Value to the Unaudited Consolidated Financial Statements for additional information regarding fair value of financial instruments.

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Assets:
Interest-earning cash	$110,134	$110,134	$75,101	$75,101
Loans held for sale, at fair value	235,909	235,909	401,120	401,120
Loans held for sale, at lower of cost or fair value (1)	291,063	291,063	87,492	87,492
Loans held for investment - reverse mortgages	2,319,515	2,319,515	1,550,141	1,550,141
Interest–earning collateral and debt service accounts	128,481	128,481	97,029	97,029
Total rate-sensitive assets	$3,085,102	$3,085,102	$2,210,883	$2,210,883

Rate-Sensitive Liabilities:
Match funded liabilities	$1,589,846	$1,589,901	$2,090,247	$2,090,247
Financing liabilities	2,953,518	2,934,388	2,258,641	2,248,341
Other secured borrowings	1,001,070	1,000,549	1,733,691	1,658,699
Senior unsecured notes	350,000	321,563	350,000	321,563
Total rate-sensitive liabilities	$5,894,434	$5,846,401	$6,432,579	$6,318,850

	September 30, 2015		December 31, 2014
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$3,469,000	$1,501	$1,729,000	$567
IRLCs	385,073	10,010	239,406	6,065
Forward MBS trades	672,899	(3,438)	703,725	(2,854)
Derivatives, net		$8,073		$3,778

(1)	Net of market valuation allowances and including non-performing loans.

Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at September 30, 2015, given hypothetical instantaneous parallel shifts in the yield curve. We used September 30, 2015 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$5,277	$(6,342)
Forward MBS trades	(5,291)	6,234
Total loans held for sale and related derivatives	(14)	(108)

Fair value MSRs	13,579	(13,697)
MSRs, embedded in pipeline	(62)	51
Total fair value MSRs	13,517	(13,646)

Total, net	$13,503	$(13,754)

Borrowings
The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates.
Based on September 30, 2015 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of $14.7 million resulting from an increase of $24.5 million in annual interest income and an increase of $9.9 million in annual interest expense. The increase in interest expense reflects the effect of our hedging activities, which would offset $5.9 million of the increase in interest on our variable rate debt.

ITEM 4.	CONTROLS AND PROCEDURES
Management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2015.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.
There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 20 – Contingencies to the Unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves significant risks that are inherent to our business. We describe the principal risks and uncertainties that management believes affect or could affect us under Part I to our Annual Report on Form 10-K for the year ended December 31, 2014. You should carefully read and consider the risks and uncertainties described therein together with all of the other information included or incorporated by reference in such Annual Report and our subsequent SEC filings before you make any decision regarding an investment in our common stock. If any of the risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

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
Michael R. Bourque, Jr.
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: October 28, 2015