Form 10-K
period 2015-12-31
OCWEN FINANCIAL CORP
filed 2016-02-29
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Aggregate market value of the common stock of the registrant held by nonaffiliates as of June 30, 2015: $1,230,610,916
Number of shares of common stock outstanding as of February 16, 2016: 123,852,336 shares
DOCUMENTS INCORPORATED BY REFERENCE: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which is currently scheduled to be held on May 11, 2016, are incorporated by reference into Part II, Item 5 and Part III, Items 10 - 14.

OCWEN FINANCIAL CORPORATION
2015 FORM 10-K ANNUAL REPORT

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
These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such uncertainties. Readers should bear these factors in mind when considering such statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. In the past, actual results have differed from those suggested by forward looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” and the following:

•	adverse effects on our business as a result of regulatory settlements;

•	reactions to the announcement of such settlements by key counterparties;

•	increased regulatory scrutiny and media attention;

•	uncertainty related to claims, litigation and investigations brought by government agencies and private parties regarding our servicing, foreclosure, modification, origination and other practices;

•	any adverse developments in existing legal proceedings or the initiation of new legal proceedings;

•	our ability to effectively manage our regulatory and contractual compliance obligations;

•
the adequacy of our financial resources, including our sources of liquidity and ability to sell, fund and recover advances, repay borrowings and comply with our debt agreements, including the financial and other covenants contained in them;

•	our servicer and credit ratings as well as other actions from various rating agencies, including the impact of downgrades of our servicer and credit ratings;

•	volatility in our stock price;

•	the characteristics of our servicing portfolio, including prepayment speeds along with delinquency and advance rates;

•	our ability to contain and reduce our operating costs, including our ability to successfully execute on our cost improvement initiative;

•	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;

•	uncertainty related to legislation, regulations, regulatory agency actions, regulatory examinations, government programs and policies, industry initiatives and evolving best servicing practices;

•	our dependence on New Residential Investment Corp. (NRZ) for a substantial portion of our advance funding for non-agency mortgage servicing rights;

•	uncertainties related to our long-term relationship with NRZ;

•	the loss of the services of our senior managers;

•	uncertainty related to general economic and market conditions, delinquency rates, home prices and disposition timelines on foreclosed properties;

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
Further information on the risks specific to our business is detailed within this report, including under “Risk Factors.” Forward-looking statements speak only as of the date they were made and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to update or revise forward-looking statements whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS
OVERVIEW
Ocwen Financial Corporation is a financial services holding company that, through its subsidiaries, is one of the largest mortgage companies in the United States. When we use the terms “Ocwen,” “OCN,” “we,” “us” and “our,” we are referring to Ocwen Financial Corporation and its consolidated subsidiaries. We are headquartered in West Palm Beach, Florida with offices located throughout the United States (U.S.) and in the United States Virgin Islands (USVI) and operations in India and the Philippines. Ocwen Financial Corporation is a Florida corporation organized in February 1988. With its predecessors, Ocwen has been servicing residential mortgage loans since 1988. We have been originating forward mortgage loans since 2012 and reverse mortgage loans since 2013.
BUSINESS LINES
Servicing and Lending are our primary lines of business. Business activities that currently are individually insignificant are included in our Corporate Items and Other segment.
Servicing
Our Servicing business is primarily comprised of our core residential mortgage servicing business and currently accounts for the majority of our total revenues. Our servicing clients include some of the largest financial institutions in the U.S., including the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) (each, an Agency or, collectively, the GSEs), the Government National Mortgage Association (Ginnie Mae) and non-Agency residential mortgage-backed securities (RMBS) trusts. As of December 31, 2015, we were the seventh largest servicer in the U.S. based on the unpaid principal balance (UPB) of our residential servicing portfolio of $251.0 billion. We also service a small portfolio of commercial loans.
We are a leader in the servicing industry in foreclosure prevention and loss mitigation that helps families stay in their homes and improves financial outcomes for investors. Our leadership in the industry is evidenced by our high cure rate for delinquent loans and above average rate of continuing performance by homeowners whose loans we have modified. Ocwen has provided more loan modifications under the Federal Government’s Home Affordable Modification Program (HAMP) than any other mortgage servicer and 50% more than the next highest servicer, according to data published in the U.S. Treasury’s Making Home Affordable Third Quarter 2015 Program Performance Report. Overall, Ocwen has completed nearly 644,000 loan modifications from January 1, 2008 through December 31, 2015, including over 54,000 modifications under Ocwen’s own Shared Appreciation Modification (SAM) program that incorporates the ability for our servicing clients to recoup a portion of the principal reductions granted if property values increase over time.
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
We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the mortgage servicing rights (MSRs). The owners of MSRs may choose to hire Ocwen as a subservicer or special servicer instead of servicing the MSRs themselves for a variety of reasons, including not having a servicing platform or not having the necessary capacity or expertise to service some or all of their MSRs. In a subservicing context, where Ocwen does not own the MSRs, we may be engaged to perform all of the servicing functions previously described or it could be a limited engagement (e.g., subservicing only non-defaulted mortgage loans). As a subservicer, we may be obligated to make servicing advances, though most subservicing agreements provide for more rapid reimbursement of any advances from the owner of the servicing rights than if we were the servicer. Ocwen is also engaged as a special servicer. These engagements typically involve portfolios of defaulted mortgage loans, which require more work than performing mortgage loans and involve working out modifications or short sales with borrowers or taking properties through the foreclosure process. We typically earn subservicing and special servicing fees either as a percentage of UPB or on a per loan basis.
Servicing advances are amounts that we, as servicer, are required to advance to or on behalf of our servicing clients if we do not receive such amounts from borrowers. These amounts include principal and interest payments, property taxes and insurance premiums and amounts to maintain, repair and market real estate properties on behalf of our servicing clients. Most of our advances have the highest reimbursement priority and are “top of the waterfall” so that we are entitled to repayment from respective loan or REO liquidations proceeds before most other claims on these proceeds, and in the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool level proceeds. The costs incurred in meeting these obligations consist principally of the interest expense incurred in financing the servicing advances and the costs of arranging such financing.
Reducing delinquencies is important to our business because it enables us to recover advances and recognize additional ancillary income, such as late fees, which we do not recognize on delinquent loans until they are brought current. Performing loans also require less work and are thus generally less costly to service. While increasing borrower participation in loan modification programs is a critical component of our ability to reduce delinquencies, the persistence of those modifications to remain current is also an important factor. As of December 31, 2015, only 22.4% of Ocwen modifications were 60 or more days delinquent as compared to non-Ocwen subprime servicer re-default rates of 27.0%, according to data from a leading independent third party mortgage industry data provider. According to the same data, Ocwen has modified a larger percentage of its subprime portfolio, 66.0% versus 59.3% for the non-Ocwen subprime servicers. The data also demonstrated an ability to generate greater cash flow to our servicing clients because it showed that 80.4% of Ocwen’s subprime borrowers have made 10 or more payments in the 12 months ending December 31, 2015 as compared to only 65.1% for other subprime servicers.
While our Servicing business grew rapidly via portfolio and business acquisitions from 2010 to 2013, we made no significant acquisitions during 2014 or 2015. Our growth ceased primarily as a result of significant regulatory scrutiny, which resulted in our settlements with the New York Department of Financial Services (NY DFS) in December 2014 and the California Department of Business Oversight (CA DBO) in January 2015, which are discussed in greater detail in the Regulation section below. These settlements have significantly impacted our ability to grow our servicing portfolio, which naturally decreases over time through portfolio runoff, because we have agreed to restrictions in our consent orders with the NY DFS and CA DBO that effectively prohibit future acquisitions of servicing until we have satisfied the respective conditions in those consent orders. If we are unable to satisfy these conditions, we will be unable to grow our servicing portfolio through acquisitions.
During 2015, we implemented a strategy to sell a portion of our Agency MSRs with the intent of reducing our exposure to interest rate movements, monetizing significant unrealized value and generating significant liquidity. We also desired to refocus our business on non-Agency servicing, where we believe we have traditional cost advantages. In a series of performing and non-performing MSR sales, we sold approximately $87.6 billion of UPB of MSRs, generating cumulative gains of $83.9 million and cash proceeds of $1.2 billion, $686.8 million of which was from sales proceeds and $486.3 million of which was via the recovery of advances. These proceeds, as well as ongoing cash from operating activities, were used to reduce our overall indebtedness by $1.4 billion during 2015. At this time, we remain a servicer of Agency and government-insured loans. However, we may enter into additional asset sales from time to time, if we view sale prices to be attractive. Additionally, we continue to originate and service new Agency and government-insured loans.
Given the intense regulatory scrutiny and the subsequent investments Ocwen has made in its risk and compliance infrastructure, we believe the underlying economics of our Servicing business have likely been changed for the foreseeable future. We believe it is unlikely Ocwen will achieve meaningful profitability in its Servicing business in the near term unless there is a significant, structural change in the business model. While we believe such structural change is probably unlikely in the current regulatory environment, we are nonetheless intensely focused on improving our operations to enhance borrower experiences and improve efficiencies both of which we believe will drive stronger financial performance through lower overall costs. An additional way to improve our financial performance would be to significantly grow or re-scale our Servicing portfolio. Although we are currently constrained under our regulatory settlements, if we can successfully navigate the regulatory hurdles and demonstrate the progress we have achieved in the areas of risk management and compliance, we believe that any potential future sellers of non-Agency servicing rights would view Ocwen’s infrastructure in a favorable light and place significant consideration on our ability to provide not only strong servicing performance for both RMBS investors and borrowers, but also on our ability to service loans in a highly compliant manner. Despite this belief, we do not believe there is a large market for future bulk servicing transfers at this time, and therefore our ability to add additional servicing rights through purchase transactions may be limited in the near term.
As a result of uncertainty regarding our ability to achieve meaningful profitability in our Servicing business in its current state and our ability to grow our Servicing portfolio, for both regulatory and market-based reasons, we are seeking to become a much larger asset generator to provide Ocwen with not only future servicing rights but also other future income streams. We intend to transform Ocwen over time by reinvesting cash flows generated by the Servicing business to grow not only our residential mortgage lending business but also to grow other new business lines, which we believe can diversify our income profile and assist us in returning Ocwen to profitability. We believe asset generation, through our residential mortgage lending business and our new business lines, will be Ocwen’s primary driver of growth for the future. There can be no assurances that our efforts to transform Ocwen in this manner will be successful.

Lending
In our Lending business, we originate and purchase conventional (conforming to the underwriting standards of the GSEs, collectively Agency loans) and government-insured (insured by the Federal Housing Authority (FHA) or Department of Veterans Affairs (VA)) forward mortgage loans through the correspondent, wholesale and retail lending channels of our Homeward Residential, Inc. (Homeward) operations. Per-loan margins vary by channel, with correspondent typically being the lowest margin and retail the highest margin. After origination, we generally package and sell the loans in the secondary mortgage market, through GSE and Ginnie Mae guaranteed securitizations and whole loan transactions. In 2016, we will securitize and sell forward loans through our Ocwen Loan Servicing, LLC (OLS) operations. We typically retain the associated MSRs, providing the Servicing business with a source of new MSRs to replenish our servicing portfolio and partially offset the impact of amortization and prepayments. The only jurisdiction where we currently do not retain servicing rights on new originations, other than recapture (which is our ability to convert borrowers in our current servicing portfolio into newly originated loans), is California, where we sell the forward mortgage loans servicing-released to meet a requirement of our January 2015 settlement with the CA DBO. Lending revenues include interest income earned for the period the loans are held by us, gain on sale revenue, which represents the difference between the origination value and the sale value of the loan, and fee income earned at origination.
We are working to increase the scale and breadth of our Lending business. Although the slowing of the Home Affordable Refinance Program (HARP) and the sale of Agency MSRs (which decreases loans available to re-finance) present challenges, we are focused on increasing conversion rates (i.e., recapture) on our existing servicing portfolio and expanding our correspondent channel through growing our third party origination businesses. Additionally we are exploring offering different products we believe we can originate profitably and with acceptable levels of risk. We believe our experience in servicing difficult loans will allow us to also help borrowers obtain loans that are more challenging to originate. Building the sales and operations capacity to meet this need is a goal for the business, as well as investment in the development of our LOS (Loan Operating System) and the continued use of process improvements to drive productivity.
We historically have originated and purchased Home Equity Conversion Mortgages (HECM or reverse mortgage loans) insured by FHA through our Liberty Home Equity Solutions, Inc. (Liberty) operations. Effective in January 2016, we will continue to originate and purchase reverse mortgage loans through Liberty but will securitize the reverse mortgage loans through our OLS operations. Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. The reverse channel provides both current period and future period gain on sale revenue from new originations as a result of subsequent tail draws taken by the borrower. While we are focused on current period reported earnings, we also utilize our market experience to invest in future asset value when returns are at an attractive level. These future cash flows are not guaranteed but viewed as probable given our historic asset quality and slow prepayment speeds.
Correspondent Lending. Our forward and reverse correspondent lending channels purchase mortgage loans that have been originated by a network of approved third party lenders.
All of the lenders participating in our correspondent lending program are approved by senior lending and credit management executives. We also employ an ongoing monitoring and renewal process for participating lenders that includes an evaluation of the performance of the loans they have sold to us. We perform a variety of pre- and post-funding review procedures to ensure that the loans we purchase conform to our requirements and to the requirements of the investors to whom we sell loans.
Wholesale Lending. We originate loans through a network of approved brokers. Brokers are subject to a formal approval and monitoring process. We underwrite all loans originated through this channel consistent with the underwriting standards required by the ultimate investor prior to funding.
Retail Lending. We originate forward and reverse mortgage loans directly with borrowers through our retail lending business. Our retail lending business utilizes our significant portfolio of borrowers being serviced to originate refinanced loans. Depending on borrower eligibility, we will refinance into conventional, government or non-Agency products. We also are increasing our ability to originate in the external retail market. Through lead campaigns and direct marketing, the Retail channel seeks to convert leads into higher margin loans in a cost efficient manner.
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

In 2015, we originated or purchased forward and reverse mortgage loans with a UPB of $3.9 billion and $809.7 million, respectively. Our Lending business provides us the opportunity to expand into new markets and offer new products, for example prime loans that exceed the GSE limits (jumbo loans) or non-Agency loans, as market and investor demand develops in that product segment. We do not currently expect to originate loans not considered qualified mortgages (Qualified Mortgages) by the Consumer Financial Protection Bureau (CFPB).
New Lines of Business
Automotive Capital Services (ACS)
In August 2015, we launched our ACS business on a pilot basis in two markets in Florida. ACS makes short-term inventory-secured loans to independent used car dealers to finance their inventory. Loans are typically outstanding for 30 to 60 days and structured as lines of credit on which the dealerships can draw to finance inventory purchases. We anticipate that ACS could provide meaningful growth and income diversification in future periods. After a successful four-month pilot period, we began expanding across select markets in the U.S. In 2015, ACS approved twenty-one credit applications. We issued outstanding credit lines for $10.9 million and had drawn $2.8 million as of the end of the year. For the time being, ACS will fund new originations with available corporate cash. When the business grows to sufficient size, we anticipate obtaining warehouse line financing to fund new volumes, and eventually anticipate launching securitizations when loan volume and market conditions permit.
Liberty Rental Finance
Through Homeward, Liberty Rental Finance has entered the rental property finance market. The business will provide mortgage loans to investors interested in purchasing foreclosed properties or refinancing existing rental properties for the purpose of improving financing terms. We expect to sell the mortgage loans to aggregators including both private investors and the GSEs. Liberty Rental Finance is currently licensed to lend in 38 states and plans to expand to all states in the future. We believe that our substantial experience in small balance commercial servicing and single- and multi-family REO management along with our large customer base of REO buyers provide competitive opportunities.
Given the early launch status of the ACS and Liberty Rental Finance businesses and their present contribution to Ocwen, each is currently reported as a component of the Corporate Items and Other segment.
The results of operations for each of our reportable operating segments (Servicing, Lending and Corporate Items and Other) are included in the individual business operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Financial information related to reportable operating segments is provided in Note 23 — Business Segment Reporting.
REGULATION
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the CFPB, the Department of Housing and Urban Development (HUD), the Securities and Exchange Commission (SEC) and various state agencies that license, audit and conduct examinations of our loan servicing, origination and collection activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing monitoring or reporting. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to our policies, procedures and practices regarding our mortgage servicing, origination and collection activities. The GSEs and their conservator, the Federal Housing Finance Authority (FHFA), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
In the current regulatory environment, we have faced and expect to continue to face increased regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of the changing environment in which we operate. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws regulations and licensing requirements could lead to any of the following:

•	loss of our licenses and approvals to engage in our servicing and lending businesses;

•	governmental investigations and enforcement actions;

•	administrative fines and penalties and litigation;

•	civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities;

•	breaches of covenants and representations under our servicing, debt or other agreements;

•	damage to our reputation;

•	inability to raise capital; or

•	inability to execute on our business strategy.
We must comply with a large number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Equal Credit Opportunity Act, the Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and state foreclosure laws. These statutes apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced.
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
The Dodd-Frank Act, enacted in 2010, constituted a sweeping reform of the regulation and supervision of financial institutions, including consumer financial products and services. Among other things, the Dodd-Frank Act created the CFPB, a new federal entity responsible for regulating consumer financial services. The CFPB directly affects the regulation of residential mortgage servicing and lending in a number of ways. First, the CFPB has rule making authority with respect to many of the federal consumer protection laws applicable to mortgage servicers and lenders, including TILA and RESPA, as reflected in the new rules for servicing and origination that went into effect in 2014. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans. Accordingly, we are subject to supervision, examination and enforcement by the CFPB. We are currently in receipt of three Civil Investigative Demands or investigative subpoenas from the CFPB seeking information about our servicing practices. If the CFPB were to bring an enforcement action against us, the resolutions of such action could have a material adverse impact on our business, reputation, financial condition and results of operations.
While the CFPB’s rule-making and regulatory agenda relating to loan servicing and origination continues to evolve, to date it is apparent that the CFPB has taken a very active role in the mortgage industry, including but not limited to, the issuance of new servicing and origination rules that went into effect in 2014. We have devoted substantial resources and incurred significant compliance costs responding to the Dodd-Frank Act and rules and regulations issued thereunder, and we expect to continue to devote substantial resources and incur significant costs going forward.
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
Transfers of mortgage servicing are subject to regulation under federal consumer finance laws, including CFPB rules implementing RESPA that require servicers to, among other things, maintain policies and procedures that are reasonably designed to facilitate the transfer of accurate information and documents during mortgage servicing transfers and properly evaluate loss mitigation applications that are in process at the time of transfer. The CFPB has advised mortgage servicers that its examiners will be carefully reviewing servicers’ compliance with these and other regulations applicable to servicing transfers, and state mortgage regulators have supervisory power over any licensed institutions involved in a transaction. Accordingly, we devote significant time and resources to our compliance efforts and to engaging with such regulators in connection with our transfers of mortgage servicing, and we expect to continue to do so. If we fail to comply with regulations relating to servicing transfers in connection with our dispositions of MSRs, we could be subject to adverse regulatory actions, which could materially and adversely affect our business.
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
We are subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, requests for information and other actions, which could result in further adverse regulatory action against us.
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
In December 2014, Ocwen reached a settlement with the NY DFS related to this investigation and entered into a consent order (the NY Consent Order) with the NY DFS to reflect such settlement. The settlement contained monetary and non-monetary provisions including the payment of a civil monetary penalty of $100.0 million and restitution in the amount of $50.0 million to certain New York borrowers. Non-monetary provisions included: the appointment of an independent Operations Monitor who shall, among other responsibilities, review and assess the adequacy and effectiveness of our operations, including providing periodic reporting on findings and progress, and review transactions with Altisource, Home Loan Servicing Solutions, Ltd. (HLSS), Altisource Residential Corporation (Residential) and Altisource Asset Management Corporation (AAMC); the appointment of two additional independent directors to the Board of Directors (which occurred in January 2015); the resignation of William C. Erbey as an officer and director, as of January 16, 2015, as well as from the boards of Altisource, HLSS, AAMC and Residential; and restrictions on the ability and/or timing of any future MSR acquisitions which effectively prohibit any such future acquisitions until we have satisfied certain specified conditions. The Operations Monitor, Goldin Associates LLC (Goldin), was appointed in March 2015. We must pay all reasonable and necessary costs of the Operations Monitor. The expenses associated with the Operations Monitor have and will continue to impact us, as the expenses are substantial and we have limited ability to control, monitor or contest the Operation Monitor’s charges.
We continue to work cooperatively with the Operations Monitor. If we are found to have breached the terms of the NY Consent Order or if the NY DFS or the Operations Monitor were to allege non-compliance with New York laws or regulations, we could become subject to financial penalties or other regulatory action could be taken against us. The Operations Monitor also makes recommendations to Ocwen on various operational and governance matters. If we do not address such recommendations in a manner deemed satisfactory by the Operations Monitor and the NY DFS, we could be subject to additional scrutiny by the Operations Monitor or the NY DFS or other regulatory action could be taken against us.
California Department of Business Oversight
In January 2015, OLS reached an agreement with the CA DBO relating to our failure to produce certain information and documents during a routine licensing examination, which resulted in the CA DBO withdrawing its notice of hearing to suspend OLS’ license in California. OLS and the CA DBO entered into a Consent Order pursuant to the California Residential Mortgage Lending Act (the CA Consent Order) with the CA DBO to reflect such settlement. The CA Consent Order addresses and resolves the examination disputes between the CA DBO and OLS, and does not involve any accusation or admission of wrongdoing with regard to OLS’ servicing practices.
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
In addition, the CA DBO has selected an independent third-party auditor (the CA Auditor) to assess OLS’ compliance with laws and regulations impacting California borrowers for an initial term of two years, extendable for one year at the discretion of the CA DBO. OLS must pay all reasonable and necessary costs of the CA Auditor. The expenses associated with the CA Auditor have and will continue to impact us, as the expenses are substantial and we have limited ability to control, monitor or contest the CA Auditor’s charges. The CA Auditor will report periodically on its findings and progress and OLS must submit to the CA DBO a written plan to address and implement corrective measures and address any deficiencies identified by the CA Auditor.
We continue to work cooperatively with the CA Auditor. As part of the CA Auditor’s work, from time to time the CA Auditor and the CA DBO have made observations regarding our compliance with various regulations and legal requirements, including the Consent Order. At this time, we believe that we will be able to resolve all matters related to such observations in a constructive manner with the CA DBO, and we are not aware of any issue that we believe will have a material impact on our financial condition. As part of these observations, the CA DBO has informed us of its position that certain onboarding activities relating to new California originations in 2015 were prohibited by the Consent Order and represent a material breach of the agreement. We disagree with this position. Given that we have already made adjustments to our processes for California originations, the CA DBO has not asked us to make any additional changes to such processes at this time. The CA DBO has also raised similar concerns related to our on-boarding of loans subject to subservicing agreements. The CA DBO is still evaluating this activity as it relates to the Consent Order. The CA DBO has not asked us to cease any subservicing activities, and these activities are not material to our overall operations. However, it is possible that the CA DBO could determine to take action against us, which could subject us to financial penalties or other regulatory action, and it is possible that the CA Auditor or the CA DBO could allege that other activities do not comply with California laws or regulations, which could also result in regulatory action against us.
National Mortgage Settlement
In February 2014, the Ocwen National Mortgage Settlement involving the CFPB and various state attorneys general and other state agencies that regulate the mortgage servicing industry (NMS Regulators), relating to various allegations regarding deficient mortgage servicing practices, including those with respect to foreclosures, was memorialized by a consent order entered by the United States District Court for the District of Columbia (District Court).
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
Exceeding the metric error rate threshold for the first time does not result in a violation of the settlement, but rather it is deemed a “potential violation” which then is subject to a cure period. Any potential violation requires us to submit a corrective action plan (CAP) to OMSO for approval and review, and all testing for that metric is suspended until the CAP is completed. Following the completion of the CAP, testing on that metric resumes by the IRG and any further fails in the cure period or the quarter following that cure period would subject us to financial penalties. These penalties start at an amount of not more than $1.0 million for the first uncured violation and increase to an amount of not more than $5.0 million for the second uncured violation. To date, OMSO’s reports have found six metrics where our testing has exceeded the applicable error rate threshold. Each of those metrics has been the subject of an agreed-upon CAP, and one of those potential fails have been deemed “cured” by OMSO as subsequent testing has not exceeded the metric error rate threshold. The remainder of the metrics are either still under CAPs or the post-cure testing has yet to be validated by OMSO. Moreover, we agreed with OMSO to deem an additional five metrics as having failed due to the letter-dating issues that were raised by the NY DFS in 2014, as the testing of those metrics could have been affected by that issue. Those metrics are subject to a “global CAP” that covers all letter-dating issues under the Ocwen National Mortgage Settlement, in addition to any metric-specific CAP plan. It is also possible that if we are found to have caused borrower harm, we would be subject to costs to remediate that harm. In addition, in the event that there were widespread metric failures, it is possible that OMSO or the District Court could determine that we were generally violating the settlement and seek to impose a broader range of financial, injunctive or other penalties on us.
In December 2014, OMSO identified two issues involving our compliance with the Ocwen National Mortgage Settlement. The first concerned the adequacy and independence of our IRG, which is responsible for reporting on our compliance with the settlement. The second concerned the letter-dating issues discussed above. OMSO’s reports since then have identified the steps that we have taken to remediate these issues and acknowledged Ocwen’s cooperation. OMSO has recently reported that Ocwen’s IRG appears to be operating in conformity with the National Mortgage Settlement, and noted that the letter-dating issues are subject to the global CAP discussed above.
We continue to work cooperatively with OMSO on ongoing testing and CAPs. While, to date, these issues have not resulted in financial or other penalties, if we are found to have breached the Ocwen National Mortgage Settlement, we could become subject to financial penalties or other regulatory action could be taken against us.
Securities and Exchange Commission
In April 2014, we received a letter from the staff of the New York Regional Office of the SEC (the Staff) informing us that it was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 2014 surrender of certain options to purchase our common stock by Mr. Erbey, our former Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. In June 2014, we received a subpoena from the SEC requesting production of various documents relating to our business dealings with Altisource, HLSS, AAMC and Residential and the interests of our directors and executive officers in these companies. Following our announcement in August 12, 2014 that we intended to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, we received an additional subpoena in September 2014 in relation to such amendments. In addition, we received a further subpoena in November 2014 requesting certain documents related to Ocwen’s agreement with Southwest Business Corporation, and related to Mr. Erbey’s approvals for specifically enumerated board actions. We have cooperated with the SEC in its investigation and believe that the investigation is substantially completed.
On January 20, 2016, the SEC entered an administrative order resolving its investigation, which required Ocwen to pay, without admitting or denying liability, a $2.0 million civil money penalty and consent to the entry of an administrative order requiring that we cease and desist from any violations of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and certain related SEC rules promulgated thereunder. We had previously disclosed in our Form 10-Q for the quarter ended September 30, 2015 that we had reached this resolution in principle with the SEC staff and that we had accrued $2.0 million as of September 30, 2015.
Separately, on February 10, 2015, we received a letter from the Staff informing us that it was conducting an investigation relating to the use of collection agents by mortgage loan servicers. The letter requested that we voluntarily produce documents and information. We believe that the February 10, 2015 letter was also sent to other companies in the industry. On February 11, 2016, we received a letter from the Staff informing us that it was conducting an investigation relating to fees and expenses charged in connection with liquidated loans and REO properties held in non-agency RMBS trusts. The letter requested that we voluntarily produce documents and information. We are cooperating with the Staff on these matters.
General
In addition to the above matters, our mortgage origination and servicing businesses require one or more licenses in the various jurisdictions in which we operate. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which in some cases include the requirement to provide audited financial statements. Last year, our licensed entities did not satisfy the requirements for timely provision of financial statements due to the delay in finalizing the audits for the 2014 fiscal years of these entities.
The same agencies that issue licenses to us engage in regular supervisory examinations of the licensable activities. We are also subject to supervision by the CFPB at the federal level, and it similarly has the authority to conduct regulatory examinations, in addition to its enforcement and investigatory powers. These examinations are part of our ordinary course business activities, and the mere existence of an examination is not typically indicative of anything unusual or material as to that business. We also receive information requests and other inquiries, both formal and informal in nature, from these agencies as part of their general regulatory oversight of our origination and servicing businesses. The GSEs and their conservator, FHFA, HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits. We have in the past resolved, and may in the future resolve, matters via consent orders or payment of monetary amounts to settle issues identified in connection with examinations or regulatory or other oversight activities.
We also have regular engagements with not only our state financial regulators, but also the attorneys general in the various states and the CFPB to address individual borrower complaints that they bring to our attention, or to respond to information requests and other inquiries. On occasion, we also engage with U.S. attorneys. Many of these matters are brought to our attention as a complaint that the entity is investigating, although some are formal investigations or proceedings. We are currently in receipt of three Civil Investigative Demands from the CFPB, one Civil Investigative Demand from the Massachusetts Attorney’s General Office and two subpoenas from the Office of the United States Attorney for the District of Massachusetts seeking information about various aspects of our servicing practices.
To the extent that an examination, monitorship, audit or other regulatory engagement results in an alleged failure by us to comply with applicable law, regulation or licensing requirement, or if allegations are made that we have failed to comply with the commitments we have made in connection with our regulatory settlements (including commitments under any corrective action plans under such settlements) or if other regulatory actions of a similar or different nature are taken in the future against us, this could lead to (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) inability to raise capital and (vii) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition and results of operations.
COMPETITION
The financial services markets in which we operate are highly competitive. We compete with large and small financial services companies, including bank and non-bank entities, in the servicing and lending markets. Large banks such as Wells Fargo, JPMorgan Chase, Bank of America and Citibank are generally the largest participants in these markets, although we also compete against other large non-bank servicers such as Nationstar Mortgage LLC and Walter Investment Management.
In the servicing industry, we compete on the basis of price, quality and counterparty risk. Potential counterparties also (1) assess our regulatory compliance track record and examine our systems and processes for maintaining and demonstrating regulatory compliance, and (2) consider our third-party servicer ratings. Certain of our competitors, especially large banks, may have substantially lower costs of capital and greater financial resources, which makes it challenging to compete. We believe that our competitive strengths flow from our ability to control and drive down delinquencies through the use of proprietary technology and processes and our lower cost to service non-performing, non-Agency loans. Notwithstanding these strengths, we have suffered reputational damage as a result of our regulatory settlements and the associated scrutiny of our business. We believe this has weakened our competitive position against both our bank and non-bank servicing competitors. In addition, our New York and California regulatory settlements effectively prohibit us from competing in the market for bulk servicing acquisitions at this time.
In the lending industry, we face intense competition in most areas, including product offerings, rates, pricing and fees, and customer service. Some of our competitors, including the larger banks, have substantially lower costs of capital and strong retail presence, which makes it challenging to compete. On the other hand, the larger banks have tended to be less competitive in non-retail channels, especially in the wholesale channel. We believe our competitive strengths flow from our existing role as a mortgage servicer, which has traditionally enabled us to more efficiently capture refinance volume from our servicing portfolio, our customer service and our customer relationships.
THIRD-PARTY SERVICER RATINGS
Similar to other servicers, we are the subject of mortgage servicer ratings or rankings (collectively, ratings) issued and revised from time to time by rating agencies including Moody’s Investors Services, Inc. (Moody’s), Morningstar, Inc. (Morningstar), Standard & Poor’s Rating Services (S&P) and Fitch Ratings Inc. (Fitch). Favorable ratings from these agencies are important to the conduct of our loan servicing and lending businesses.
The following table summarizes our key current ratings by these rating agencies:

	Moody’s	Morningstar	S&P	Fitch
Residential Prime Servicer	SQ3-	MOR RS3	Below Average	RPS3-
Residential Subprime Servicer	SQ3-	MOR RS3	Below Average	RPS3-
Residential Special Servicer	SQ3-	MOR RS3	Below Average	RSS3-
Residential Second/Subordinate Lien Servicer	SQ3-	—	Below Average	RPS3-
Residential Home Equity Servicer	—	—	—	RPS3-
Residential Alt A Servicer	—	—	—	RPS3-
Master Servicing	SQ3	—	Below Average	RMS3-
Ratings Outlook	(1)	Negative	Stable	Stable

Date of last action	September 23, 2015	February 6, 2015	September 29, 2015	February 19, 2016

(1)	Removed from review for downgrade in June 2015.
In addition to servicer ratings, each of the rating agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to a mortgage servicer’s rating status. A negative outlook is generally used to indicate that a ranking “may be lowered,” while a positive outlook is generally used to indicate a ranking “may be raised.”
Failure to maintain minimum servicer ratings could adversely affect our ability to sell or fund servicing advances going forward, could affect the terms and availability of debt financing facilities that we may seek in the future, and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac.
Certain of our servicing agreements require that we maintain specified servicer ratings. Out of approximately 3,979 non-Agency servicing agreements, approximately 745 with $40.1 billion of UPB as of December 31, 2015 have minimum servicer ratings criteria. As a result of downgrades in our servicer ratings, termination rights have been triggered in 664 of these non-Agency servicing agreements. This represents approximately $34.3 billion in UPB as of December 31, 2015, or approximately 18.3% of our total non-Agency servicing portfolio. Under 264 of the 664 triggered agreements, trustees and master servicers have sent notices to investors indicating that they did not currently intend to take action relating to the termination rights. In addition, in connection with 66 of the triggered agreements, the trustee or master servicer sent solicitation notices to investors asking whether or not the investor wanted to direct the trustee or master servicer to terminate Ocwen as servicer. The trustee or master servicer has announced results for 47 of the solicitations: 43 resulted in no direction to terminate and four resulted in the termination of Ocwen as servicer in early 2015 due to rating downgrades. The 264 notices regarding no action at this time and the 43 solicitations resulting in no direction to terminate Ocwen as servicer represent approximately $19.6 billion in UPB as of

December 31, 2015, or approximately 57.1% of the UPB of the non-Agency servicing agreements with triggered termination rights. Pursuant to our servicing agreements, generally we are entitled to payment of accrued and unpaid servicing fees through termination as well as all advances and certain other previously unreimbursed amounts, although we lose the future servicing fee revenue. The financial impact of the termination of servicing under the four servicing agreements was immaterial to our overall financial condition, as it represented only 0.17% of our overall servicing portfolio as of the time of transfer of servicing. However, we could be subject to further terminations, either as a result of recent servicer ratings downgrades or future adverse actions by rating agencies, which could have an adverse effect on our business, financing activities, financial condition and results of operations.
See Item 1A. Risk Factors - Risks Relating to Our Business for further discussion of the adverse effects that a downgrade in our servicer ratings could have on our business, financing activities, financial condition or results of operations.
USVI OPERATIONS
As part of an initiative to reorganize the ownership and management of our global servicing assets and operations under a single entity and cost-effectively expand our U.S.-based origination and servicing activities, Ocwen formed Ocwen Mortgage Servicing, Inc. (OMS) in 2012 under the laws of the USVI where OMS has its principal place of business. OMS is located in a federally recognized economic development zone and in 2012 became eligible for certain benefits, which may have a favorable impact on our effective tax rate.
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
Ocwen Financial Corporation and OMS are parties to a Services Agreement, a Technology Products Services Agreement, an Intellectual Property Agreement and a Data Center and Disaster Recovery Services Agreement with Altisource. Under the Services Agreements, Altisource provides various business process outsourcing services, such as valuation services and property preservation and inspection services, among other things. Altisource provides certain technology products and support services under the Technology Products Services Agreements and the Data Center and Disaster Recovery Services Agreements. These agreements expire August 31, 2025. Ocwen and Altisource have also entered into a Master Services Agreement pursuant to which Altisource provides certain loan origination services to Homeward and Liberty, and a General Referral Fee Agreement pursuant to which Ocwen receives referral fees which are paid out of the commission that would otherwise be paid to Altisource as the selling broker in connection with real estate sales services provided by Altisource. A Data Access and Services Agreement under which we agreed to make available to Altisource certain data from Ocwen’s servicing portfolio in exchange for a per asset fee was terminated on March 31, 2015.
We are currently dependent on many of the services and products provided by Altisource under these long-term agreements, many of which include renewal provisions. For example, our servicing platform runs on an information technology system that we license from Altisource. If Altisource were to fail to fulfill its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, or if Altisource were to become unable to fulfill such obligations (for example, because it entered bankruptcy), our business and operations would suffer. In addition, if Altisource fails to develop and maintain its technology so as to provide us with a competitive platform, our business could suffer.
Certain services provided by Altisource under these agreements are charged to the borrower and/or mortgage loan investor. Accordingly, such services, while derived from our loan servicing portfolio, are not reported as expenses by Ocwen. These services include residential property valuation, residential property preservation and inspection services, title services and real estate sales. Ocwen has commissioned a third-party study assessing the reasonableness of such fees and expenses and believes that they are broadly consistent with prevailing market rates. Similar to other vendors, in the event that Altisource’s activities do not comply with the applicable servicing criteria, we could be exposed to liability as the servicer and it could negatively impact our relationships with our servicing clients, borrowers or regulators, among others.
We have also entered into Support Services Agreements with Altisource that set forth certain services that Altisource and Ocwen may provide to each other in such areas as human resources, corporate services, Six Sigma, quality assurance, quantitative analytics, treasury, accounting, tax matters and strategic planning. These Support Services Agreements run through October 2017 and September 2018, respectively, with automatic one-year renewals thereafter. During 2014, we began reducing the amount of services provided to us under the Support Services Agreement. Beginning April 1, 2015, the only services that are regularly provided under these Support Services Agreements are corporate services such as vendor procurement for technology and facilities management services. We anticipate that we will cease all corporate services by the end of 2016.

OUR SALES OF RIGHTS TO MSRS AND OUR RELATIONSHIP WITH NEW RESIDENTIAL INVESTMENT CORP. (NRZ)
We have implemented an “asset-light” strategy pursuant to which we have sold rights to receive servicing fees, with respect to certain non-Agency MSRs (Rights to MSRs), together with the related servicing advances, to NRZ, who purchased these Rights to MSRs and assumed the rights and obligations under the associated agreements from Home Loan Servicing Solutions, Ltd. (HLSS) on April 6, 2015. Pursuant to our agreements with NRZ, NRZ has acquired Rights to MSRs and related servicing advances, and has assumed the obligation to fund new servicing advances in respect of the Rights to MSRs. We continue to service the loans for which the Rights to MSRs have been sold to NRZ and receive a servicing fee plus the right to retain ancillary income (other than net earnings on custodial and escrow accounts). References to NRZ as the counterparty in this annual report include HLSS for periods prior to April 6, 2015 because, following HLSS’ sale of substantially all of its assets on April 6, 2015, NRZ, through its subsidiaries, is the owner of the Rights to MSRs and has assumed HLSS’ rights and obligations under the associated agreements.
Including our initial transaction on March 5, 2012, through 2014, we completed sales of Rights to MSRs and related servicing advances for serviced loans with a UPB of $202.4 billion (based on UPB at the time of sale). Together, these transactions are referred to as the NRZ/HLSS Transactions. We did not complete any sales of Rights to MSRs to NRZ during 2014 or 2015. As of December 31, 2015, we serviced loans with an outstanding UPB of approximately $137.1 billion for which the Rights to MSRs have been sold to NRZ.
Our sales of Rights to MSRs have had two primary benefits. First, they enabled us to operate our business in a manner that allowed us to keep less capital on our balance sheet because we did not need to fund servicing advances on the loans for which Rights to MSRs have been sold. Second, when we sold Rights to MSRs, we were able to redeploy the proceeds to acquire additional MSRs. We sold the Rights to MSRs, and related servicing advances, for substantially all of the MSRs we owned or acquired through the third quarter 2013.
We entered into the Rights to MSRs transactions because we had a counterparty with a cost of capital and an investment profile that meant, under the economic terms we agreed, that it was attractive for them to take on the servicing advance funding and other obligations relating to the Rights to MSRs while it was attractive for us to retain the servicing obligations. The specific MSRs for which Rights to MSRs were sold were selected following negotiations between the parties. All of our Rights to MSRs transactions relate to non-Agency MSRs, primarily due to the fact that servicing advances on Agency MSRs are generally more difficult to finance than non-Agency MSRs.
On April 6, 2015, in consideration for OLS’ consent to the assignment by HLSS to NRZ of all HLSS’ right, title and interest in, to and under our agreements with HLSS, we amended our Master Servicing Rights Purchase Agreement and Sale Supplements (the Amendment). The Amendment extends and, we believe, strengthens our relationship with NRZ. Most notably, the Amendment (i) extends the term of the agreements by two years or until April 30, 2020, whichever is earlier, provided that such extension will not apply with respect to any servicing agreement that, as of the date that it was scheduled to terminate under our original agreements, is affected by an uncured termination event due to a downgrade of our servicer rating to below average or lower by S&P or to “SQ4” or lower by Moody’s, and (ii) limits NRZ’s ability to transfer the servicing of any or all of the servicing agreements underlying the Rights to MSRs until April 6, 2017 even if further OLS servicer rating downgrades were to occur. We were also able to secure the future monetization of certain clean-up call rights we own. The Amendment provides that we will sell to NRZ, on an exclusive and “as is” basis, all economic beneficial rights to the “clean-up call rights” to which we are entitled pursuant to servicing agreements that underlie Rights to MSRs owned by NRZ, for a payment upon exercise of 0.50% of the UPB of all performing mortgage loans (mortgage loans that are current or 30 days or less delinquent) associated with the applicable clean up-call. Generally, a clean-up call allows a servicer or master servicer to purchase the remaining loans and REO out of a securitization, after the stated principal balance of the loans in the securitization falls below a specified percentage (e.g., falls below 10% of the principal balance of the loans as of the cut-off date under the securitization).
We continue to service the loans for which the Rights to MSRs have been sold to NRZ. Accordingly, in the event NRZ were unable to fulfill its advance funding obligations, as the servicer under our servicing agreements with the RMBS trusts, we would be contractually obligated to fund such advances under those servicing agreements. At December 31, 2015, NRZ had outstanding advances of approximately $5.2 billion in connection with the Rights to MSRs.
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
To the extent that any servicing agreements underlying Rights to MSRs are terminated as a result of a termination event thereunder, NRZ is entitled to payment of an amount equal to an amortized percentage of the purchase price for the related Rights to MSRs.
Pursuant to the Amendment, beginning April 7, 2017, if a termination event related to a servicer rating downgrade is existing under the Master Servicing Rights Purchase Agreement and Sale Supplements, NRZ will have the right to direct the transfer of servicing with respect to an affected servicing agreement to a replacement servicer that obtains all required third-party consents and licenses. As of the date of this annual report, a termination event relating to a servicer rating downgrade exists because our current servicer rating from S&P is below “Average.” If our servicer rating from S&P is not upgraded to “Average” or better prior to April 7, 2017, NRZ will have the right to direct the transfer of any affected servicing agreements to a successor servicer that obtains all required third-party consents and licenses. Following any such transfer, we would no longer be entitled to receive future servicing fee revenue with respect to the transferred servicing agreement.
Our agreements with NRZ provide that, if S&P downgrades our servicer rating to below “Average” (which it has), we will compensate NRZ for certain increased costs associated with its servicing advance financing facilities, including increased costs of funding, to the extent such costs are the direct result of such downgrade. Any such compensation will continue for a maximum of 12 months and will not exceed $3.0 million for any calendar month or $36.0 million in the aggregate. In such circumstances, NRZ must use commercially reasonable efforts to assist us in curing any potential cost increases by obtaining amendments to the relevant financing agreements. We incurred $14.3 million through December 31, 2015 in connection with this agreement, and will incur costs in connection with this agreement in future periods. We will make additional future payments in connection with this agreement that are currently anticipated to be in the range of $1.5 million to $1.9 million per month through May 2016 (and $1.0 million for June 2016). Actual future payments will vary based on NRZ's outstanding borrowings and movements in applicable floating interest rates, and may be higher than our estimates.
While we have not sold any Rights to MSRs since 2013, we may, in the future, enter into transactions to sell Rights to MSRs (or enter into transactions which have similar economic effects) due to the benefits such transactions have in allowing us to carry less capital on our balance sheet and devote the capital that we do have to less capital intensive activities such as loan servicing and loan origination. Obviously, any future transactions would need to be on terms we deem to be economically attractive - it is not possible to determine exactly when or if we might agree on terms for such transactions.
EMPLOYEES
We had a total of approximately 10,500 and 11,400 employees at December 31, 2015 and 2014, respectively. We maintain operations in the U.S., USVI, India and the Philippines. At December 31, 2015, approximately 6,900 of our employees were located in India and approximately 700 in the Philippines. Of our foreign-based employees, more than 80% were engaged in our Servicing operations as of December 31, 2015.
SUBSIDIARIES
For a listing of our significant subsidiaries, refer to Exhibit 21.1 of this Annual Report on Form 10-K.
AVAILABLE INFORMATION
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website (www.ocwen.com) as soon as such material is electronically filed with or furnished to the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, including Ocwen, that file electronically with the SEC. The address of that site is www.sec.gov. We have also posted on our website, and have available in print upon request (1) the charters for our Audit Committee, Compensation Committee, Nomination/Governance Committee, Compliance Committee, and Independent Review Committee, (2) our Corporate Governance Guidelines, (3) our Code of Business Conduct and Ethics and (4) our Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Business Conduct and Ethics or waiver thereto applicable to any executive officer or director. We may post information that is important to investors on our website. The information provided on our website is not part of this report and is, therefore, not incorporated herein by reference.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves significant risk. We describe below the most significant risks that management believes affect or could affect us. Understanding these risks is important to understanding any statement in this Annual Report and to evaluating an investment in our common stock. You should carefully read and consider the risks described below together with all of the other information included or incorporated by reference in this Annual Report before you make any decision regarding an investment in our common stock. You should also consider the information set forth above under “Forward Looking Statements.” If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.
Risks Relating to Government Regulation and Financial Regulatory Reforms
The business in which we engage is complex and heavily regulated. If we fail to operate our business in compliance with both existing and future regulations, our business, reputation, financial condition or results of operations could be materially and adversely affected.
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the CFPB, HUD, the SEC and various state agencies that license, audit and conduct examinations of our mortgage servicing, origination and collection activities. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to the policies, procedures and practices of our mortgage servicing, origination and collection activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing monitoring or reporting. See the next risk factor below for examples of matters we settled in 2014 and 2015, respectively, with the State of New York and the State of California. The GSEs and their conservator, the FHFA, Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
In the current regulatory environment, we have faced and expect to continue to face increased regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We must devote substantial resources to regulatory compliance, and we incur, and expect to continue to incur, significant ongoing costs to comply with new and existing laws and governmental regulation of our business. If we fail to effectively manage our regulatory and contractual compliance obligations, the resources we are required to devote and our compliance expenses would likely increase.
We must comply with a large number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, RESPA, TILA, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Equal Credit Opportunity Act, the Dodd-Frank Act and state foreclosure laws. These statutes apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public, personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced. See “Business - Regulation” for additional information regarding our regulators and the laws that apply to us.
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
Our failure to comply with the terms of our regulatory settlements or applicable federal, state and local consumer protection laws could lead to any of the following:

•	loss of our licenses and approvals to engage in our servicing and lending businesses;

•	damage to our reputation in the industry;

•	governmental investigations and enforcement actions;

•	administrative fines and penalties and litigation;

•	civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities;

•	breaches of covenants and representations under our servicing, debt or other agreements;

•	inability to raise capital; or

•	inability to execute on our business strategy.

Any of these outcomes could materially and adversely affect our business and our financial condition, liquidity and results of operations.
The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential real estate lenders and servicers. Over the past few years, state and federal lawmakers and regulators have adopted a variety of new or expanded laws and regulations and recommended practices. These regulatory and legislative measures or changes in enforcement practices could, either individually, in combination or in the aggregate, require that we further change our business practices, impose additional costs on us, limit our product offerings, limit our ability to efficiently pursue business opportunities, negatively impact asset values and reduce our revenues. Accordingly, they could materially and adversely affect our business and our financial condition, liquidity and results of operations.
Governmental bodies have taken regulatory actions against us in the past and may in the future impose regulatory fines or penalties or impose additional requirements or restrictions on our activities that could increase our operating expenses, reduce our revenues or otherwise adversely affect our business, financial condition, results of operations, ability to grow and reputation.
We are subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, requests for information and other actions that could result in further adverse regulatory action against us.
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
In December 2014, Ocwen reached a settlement with the NY DFS related to this investigation and entered into the NY Consent Order to reflect such settlement. The settlement contained monetary and non-monetary provisions including the payment of a civil monetary penalty of $100.0 million and restitution in the amount of $50.0 million to certain New York borrowers. Non-monetary provisions included: the appointment in March 2015 of an independent Operations Monitor, Goldin, who shall, among other responsibilities, review and assess the adequacy and effectiveness of our operations, including providing periodic reporting on findings and progress, and review transactions with Altisource, HLSS, AAMC and Residential; the appointment of two additional independent directors to our Board of Directors (which occurred in January 2015); the resignation of William C. Erbey as an officer and director, as of January 16, 2015, as well as from the boards of Altisource, HLSS, AAMC and Residential; and restrictions on the ability and/or timing of any future MSR acquisitions which effectively prohibit any such future acquisitions until we have satisfied certain specified conditions. We must pay all reasonable and necessary costs of the Operations Monitor. The expenses associated with the Operations Monitor have and will continue to impact us, as the expenses are substantial and we have limited ability to control, monitor or contest the Operation Monitor’s charges.
We continue to work cooperatively with the Operations Monitor. If we are found to have breached the terms of the NY Consent Order or if the NY DFS or the Operations Monitor were to allege non-compliance with New York laws or regulations, we could become subject to financial penalties or other regulatory action could be taken against us. The Operations Monitor also makes recommendations to Ocwen on various operational and governance matters. If we do not address such recommendations in a manner deemed satisfactory by the Operations Monitor and the NY DFS, we could be subject to additional scrutiny by the Operations Monitor or the NY DFS or other regulatory action could be taken against us.
On January 23, 2015, OLS reached an agreement with the CA DBO, which resulted in the CA DBO withdrawing its notice of hearing to suspend OLS’s license in California. Under the terms of the Consent Order, OLS paid the CA DBO a penalty of $2.5 million plus costs associated with the examination. OLS also agreed to cease acquiring any MSRs for loans secured in California until the CA DBO is satisfied that OLS can satisfactorily respond to the requests for information and documentation made in the course of a regulatory exam. In addition, in July 2015, the CA DBO selected an independent third-party auditor to assess OLS’s compliance with laws and regulations impacting California borrowers for an initial term of two years, extendable for one year at the discretion of the CA DBO. OLS must pay all reasonable and necessary costs of the CA Auditor. The expenses associated with the CA Auditor have and will continue to impact us, as the expenses are substantial and we have limited ability to control, monitor or contest the Operation Monitor’s charges. The CA Auditor must report periodically on its findings and progress and OLS must submit to the CA DBO a written plan to address and implement corrective measures and address any deficiencies identified by the CA Auditor.
We continue to work cooperatively with the CA Auditor. As part of the CA Auditor’s work, from time to time the CA Auditor and the CA DBO have made observations regarding our compliance with various regulations and legal requirements, including the Consent Order. At this time, we believe that we will be able to resolve all matters related to such observations in a constructive manner with the CA DBO, and we are not aware of any issue that we believe will have a material impact on our financial condition. As part of these observations, the CA DBO has informed us of its position that certain onboarding activities relating to new California originations in 2015 were prohibited by the Consent Order and represent a material breach of the agreement. We disagree with this position. Given that we have already made adjustments to our processes for California originations, the CA DBO has not asked us to make any additional changes to such processes at this time. The CA DBO has also raised similar concerns related to our on-boarding of loans subject to subservicing agreements. The CA DBO is still evaluating this activity as it relates to the Consent Order. The CA DBO has not asked us to cease any subservicing activities, and these activities are not material to our overall operations. However, it is possible that the CA DBO could determine to take action against us, which could subject us to financial penalties or other regulatory action, and it is possible that the CA Auditor or the CA DBO could allege that other activities do not comply with California laws or regulations, which could also result in regulatory action against us.
In February 2014, the Ocwen National Mortgage Settlement involving the CFPB and the NMS Regulators was finalized by a consent order entered by the United States District Court for the District of Columbia (District Court). The settlement related to various allegations regarding deficient mortgage servicing practices, including those with respect to foreclosures.
We are tested on a quarterly basis on various metrics to ensure compliance with the Ocwen National Mortgage Settlement. These metrics relate to various aspects of our servicing business, and each has a proscribed error threshold. These metrics are tested by the IRG, a dedicated group of Ocwen employees who do not report to the servicing business. The IRG reports its findings to the professional firms employed by OMSO. OMSO has ultimate authority to accept or reject the IRG’s findings, and OMSO reports its findings to the District Court.
Exceeding the metric error rate threshold for the first time does not result in a violation of the settlement, but rather it is deemed a “potential violation” which then is subject to a cure period. Any potential violation requires us to submit a CAP to OMSO for approval and review, and all testing for that metric is suspended until the CAP is completed. Following the completion of the CAP, testing on that metric resumes by the IRG and any further fails in the cure period or the quarter following that cure period would subject us to financial penalties. These penalties start at an amount of not more than $1.0 million for the first uncured violation and increase to an amount of not more than $5.0 million for the second uncured violation.
To date, OMSO’s reports have found six metrics where our testing has exceeded the applicable error rate threshold. Each of those metrics has been the subject of an agreed-upon CAP, and one of those potential fails have been deemed “cured” by OMSO as subsequent testing has not exceeded the metric error rate threshold. The remainder of the metrics are either still under CAPs or the post-cure testing has yet to be validated by OMSO. Moreover, we agreed with OMSO to deem an additional five metrics as having failed due to the letter-dating issues that were raised by the NY DFS in 2014, as the testing of those metrics could have been affected by that issue. Those metrics are subject to a “global CAP” that covers all letter-dating issues under the Ocwen National Mortgage Settlement, in addition to any metric-specific CAP plan. It is also possible that if we are found to have caused borrower harm, we would be subject to costs to remediate that harm. In addition, in the event that there were widespread metric failures, it is possible that OMSO or the District Court could determine that we were generally violating the settlement and seek to impose a broader range of financial, injunctive or other penalties on us.
In December 2014, OMSO identified two issues involving our compliance with the Ocwen National Mortgage Settlement. The first concerned the adequacy and independence of our IRG, which is responsible for reporting on our compliance with the settlement. The second concerned the letter-dating issues discussed above. OMSO’s reports since then have identified the steps that we have taken to remediate these issues and acknowledged Ocwen’s cooperation. OMSO has recently reported that Ocwen’s IRG appears to be operating in conformity with the National Mortgage Settlement, and noted that the letter-dating issues are subject to the global CAP discussed above.
We continue to work cooperatively with OMSO on ongoing testing and CAPs. While, to date, these issues have not resulted in financial or other penalties, if we are found to have breached the Ocwen National Mortgage Settlement, we could become subject to financial penalties or other regulatory action could be taken against us.
In April 2014, we received a letter from the staff of the New York Regional Office of the SEC (the Staff) informing us that it was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 2014 surrender of certain options to purchase our common stock by Mr. Erbey, our former Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. In June 2014, we received a subpoena from the SEC requesting production of various documents relating to our business dealings with Altisource, HLSS, AAMC and Residential and the interests of our directors and executive officers in these companies. Following our announcement in August 2014 that we intended to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, we received an additional subpoena in September 2014 in relation to such amendments. In addition, we received a further subpoena in November 2014 requesting certain documents related to Ocwen’s agreement with Southwest Business Corporation, and related to Mr. Erbey’s approvals for specifically enumerated board actions. We cooperated with the SEC in its investigation.

On January 20, 2016, the SEC entered an administrative order resolving its investigation, which required Ocwen to pay, without admitting or denying liability, a $2.0 million civil money penalty and consent to the entry of an administrative order requiring that we cease and desist from any violations of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and certain related SEC rules promulgated thereunder. We had previously disclosed in our Form 10-Q for the quarter ended September 30, 2015 that we had reached this resolution in principle with the SEC staff and that we had accrued $2.0 million as of September 30, 2015.
Separately, on February 10, 2015, we received a letter from the Staff informing us that it was conducting an investigation relating to the use of collection agents by mortgage loan servicers. The letter requested that we voluntarily produce documents and information. We believe that the February 10, 2015 letter was also sent to other companies in the industry. On February 11, 2016, we received a letter from the Staff informing us that it was conducting an investigation relating to fees and expenses charged in connection with liquidated loans and REO properties held in non-agency RMBS trusts. The letter requested that we voluntarily produce documents and information. We are cooperating with the Staff on these matters.
In addition to the above matters, our loan origination and servicing businesses require one or more licenses in the various jurisdictions in which we operate. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which in some cases include the requirement to provide audited financial statements as well as other financial and non-financial requirements. Last year, our licensed entities did not satisfy the requirements for timely provision of financial statements due to the delay in finalizing the audits for the 2014 fiscal years of these entities.
The same agencies that issue licenses to us engage in regular supervisory examinations of the licensable activities. We are also subject to supervision by the CFPB at the federal level, and it similarly has the authority to conduct regulatory examinations of us, in addition to its enforcement and investigatory powers. We are currently in receipt of three Civil Investigative Demands from the CFPB seeking information about our servicing practices. If the CFPB were to bring an enforcement action against us, the resolutions of such action could have a material adverse impact on our business, reputation, financial condition and results of operations. Regulatory examinations are part of our ordinary course business activities, and the mere existence of an examination is not typically indicative of anything unusual or material as to that business. We also receive information requests and other inquiries, both formal and informal in nature, from these agencies as part of their general regulatory oversight of our origination and servicing businesses. We have in the past resolved, and may in the future resolve, matters via consent orders or payment of monetary amounts to settle issues identified in connection with examinations or other regulatory oversight activities.
We also have regular engagements with not only our state financial regulators, but also the attorneys general in the various states and the CFPB to address such matters as individual borrower complaints that they bring to our attention, or to respond to information requests and other inquiries. On occasion, we also engage with U.S. attorneys. Many of these matters are brought to our attention as a complaint that the entity is investigating, although some are formal investigations or proceedings. We are currently in receipt of a Civil Investigative Demand from the Massachusetts Attorney’s General Office and two subpoenas from the Office of the United States Attorney for the District of Massachusetts seeking information about our servicing practices.
To the extent that an examination, monitorship, audit or other regulatory engagement results in an alleged failure by us to comply with applicable law, regulation or licensing requirement, or if allegations are made that we have failed to comply with the commitments we have made in connection with our regulatory settlements (including commitments under any corrective action plans under such settlements) or if other regulatory actions of a similar or different nature are taken in the future against us, this could lead to (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits, (v) breaches of covenants or representations under our servicing, debt or other agreements, (vi) inability to raise capital and (vii) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition and results of operations.
Our regulatory settlements and public allegations regarding our business practices by regulators and other third parties may affect other regulators’ and rating agencies’ perceptions of us and may increase our operating expenses.
Our regulatory settlements and public allegations regarding our business practices by regulators and other third parties may affect other regulators’ and rating agencies’ perceptions of us. As a result, our ordinary course interactions with regulators may be adversely affected. We may incur additional compliance costs and management time may be diverted from other aspects of our business to address regulatory issues. It is possible that we may incur fines or penalties or even that we could lose the licenses and approvals necessary to engage in our servicing and lending businesses.

Our regulatory settlements have significantly impacted our ability to grow our servicing portfolio or maintain its size.
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
Our regulatory settlements have significantly impacted our ability to grow our servicing portfolio because we have agreed to restrictions in our consent orders with the NY DFS and CA DBO that effectively prohibit future acquisitions of servicing until we have satisfied the respective conditions in those consent orders. Under the NY DFS consent order, we may acquire MSRs upon (a) meeting benchmarks specified by the Operations Monitor relating to our boarding process for newly acquired MSRs and our ability to adequately service newly acquired MSRs and our existing loan portfolio, and (b) the NY DFS’s approval, not to be unreasonably withheld. Under the CA DBO consent order, we agreed to cease acquiring any additional MSRs for loans secured in California until the CA DBO is satisfied that OLS can satisfactorily respond to the requests for information and documentation made in the course of a regulatory exam. If we are unable to satisfy these conditions, we will be unable to grow or even maintain the size of our servicing portfolio through acquisitions.
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
The Dodd-Frank Act constituted a sweeping reform of the regulation and supervision of financial institutions, including mortgage servicing, origination, sales and securitization. Among other things, the Dodd-Frank Act created the CFPB, a new federal entity responsible for regulating consumer financial services. We have devoted substantial resources and incurred significant compliance costs responding to the Dodd-Frank Act and rules and regulations issued thereunder, and we expect to continue to do so.
The CFPB is charged, in part, with enforcing laws involving consumer financial products and services, including loan servicing and origination, and is empowered with examination and rule-making authority. While the CFPB’s rule-making and regulatory agenda relating to loan servicing and origination continues to evolve, to date it is apparent that the CFPB has taken a very active role, including but not limited to, the issuance of new servicing and origination rules that went into effect in 2014.
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
We are subject to various pending private legal proceedings, including purported class actions, challenging whether certain of our loan servicing practices and other aspects of our business comply with applicable laws and regulatory requirements. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including purported class actions, in the ordinary course of our business. While we do not currently believe that the resolution of the vast majority of these proceedings will have a material adverse effect on our financial condition or results of operations, we cannot express a view with respect to all of these proceedings. The outcome of any pending legal matter is never certain, and it is possible that adverse results in private legal proceedings could materially and adversely affect our financial results and operations.

Non-compliance with laws and regulations could lead to termination of servicing agreements or defaults under our debt agreements.
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
In connection with continuing regulatory scrutiny of foreclosure processes and practices in the industry, some jurisdictions have enacted laws and adopted procedures that have had the effect of increasing the time that it takes to complete a foreclosure in such jurisdictions. In addition, several state banking regulators and state attorneys general have publicly announced that they have initiated inquiries into banks and servicers regarding compliance with legal procedures in connection with mortgage foreclosures, including the preparation, execution, notarization and submission of documents, principally affidavits, filed in connection with foreclosures.
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
In 2011, Freddie Mac and Fannie Mae each issued their Servicing Alignment Initiative as directed by the FHFA. The Servicing Alignment Initiative established new requirements primarily related to loss mitigation processes, including servicer incentives and compensatory fees that could be charged to servicers based on performance against benchmarks for various metrics. Through our servicing relationship with Freddie Mac and Fannie Mae, we have exposure to such compensatory fees and have been subject to such fees in connection with certain of our serviced loans. These compensatory fees have increased the costs and risks associated with servicing Freddie Mac or Fannie Mae non-performing loans and it is possible that such increases could materially and adversely affect our financial condition and results of operations. Moreover, due to the significant role Fannie Mae and Freddie Mac play in the secondary mortgage market, it is possible that compensatory fee requirements and similar initiatives that they implement could become prevalent in the mortgage servicing industry generally. Other industry stakeholders or regulators may also implement or require changes in response to the perception that current mortgage servicing practices and compensation do not serve broader housing policy objectives well. To the extent that FHFA and/or the GSEs implement reforms that materially affect the market for conventional and/or government-insured loans, there may also be indirect effects on the subprime and Alt-A markets, which could include material adverse effects on the creation of new mortgage servicing rights, the economics or performance of any mortgage servicing rights that we acquire, servicing fees that we can charge and costs that we incur to comply with new servicing requirements.
Federal and state legislative and GSE initiatives in residential mortgage-backed securities, or RMBS, and securitizations may adversely affect our financial condition and results of operations.
There are federal and state legislative and GSE initiatives that could, once fully implemented, adversely affect our loan origination business and secured asset financing arrangements. For instance, the risk retention requirement under the Dodd-Frank Act requires securitizers to retain a minimum beneficial interest in RMBS they sell through a securitization, absent certain qualified residential mortgage (QRM) exemptions. Once implemented, the risk retention requirement may result in higher costs of certain lending operations and impose on us additional compliance requirements to meet servicing and originations criteria for QRMs. Additionally, the amendments to Regulation AB relating to registration statement required to be filed by issuers of asset-backed securities (ABS) adopted by the SEC pursuant to the Dodd-Frank Act and other amendments to such regulations and other relevant regulations have increased and may further increase compliance costs for ABS issuers, such as ourselves, which will in turn increase our cost of funding and operations.

Changes to government loan modification and refinance programs may adversely affect future revenues.
Under government loan modification and refinance programs such as HAMP and the Home Affordable Refinance Program (HARP), a participating servicer may be entitled to receive financial incentives in connection with modification plans it enters into with eligible borrowers and subsequent pay for success fees to the extent that a borrower remains current in any agreed upon loan modification. HAMP and HARP have been significant drivers of our servicing and origination revenue. Changes to current programs such as HAMP or HARP or future federal, state or local legislative or regulatory actions that result in changes to the requirements necessary to qualify for government loan modification and refinance programs, or the financial incentives available to us from such programs, may impact the extent to which we participate in and receive financial benefits from such programs or may increase our operating costs and the expense of participation in such programs, any of which may have a material adverse effect on our business. In addition, because these programs have been operational for a number of years, the number of loans that may be modified or refinanced has significantly decreased. HAMP fees accounted for $135.0 million of servicing revenues in 2015, or 8% of total Servicing revenues for the year. We originated loans with a total UPB of approximately $786.0 million through the HARP program in 2015, which represented approximately 20% of total forward loan originations for the year. HARP and HAMP are scheduled to expire on December 31, 2016. If HAMP or HARP is not extended, if our participation in government programs such as HAMP or HARP decreases, or if the financial benefits from such programs decrease, our revenues will be adversely affected, which could adversely affect our business, financial condition and results of operations.
If we fail to comply with the new TILA-RESPA Integrated Disclosure (TRID) rules, our business and operations could be materially and adversely affected and our plans to expand our lending business could be adversely impacted.
On October 3, 2015, the CFPB implemented new loan disclosure requirements to consolidate and revamp TILA and RESPA disclosures intended to help consumers better understand the key terms of a mortgage and its associated costs and to more easily compare different loan offers and avoid costly surprises at the closing table. The TRID rules changed how loan terms and information must be presented to the consumer and added certain waiting periods to allow the consumer to reconsider the loan after the consumer receives the new disclosures. In some cases, the ability of the lender to cure any errors in the TRID disclosures is not explicit in the TRID rules, which is causing some loans to be delayed during processing and causing some uncertainty in the secondary mortgage market. If we fail to comply with the TRID rules, we may be unable to sell loans that we originate or purchase, or we may be required to sell such loans at a discount compared to other loans. We also could be subject to repurchase or indemnification claims from purchasers of such loans, including the GSEs. Additionally, loans might stay on our warehouse lines for longer periods before sale, which would increase our holding costs and interest expense. We could also be subject to regulatory actions or private lawsuits.
We believe that most lenders are facing challenges with respect to TRID implementation, including issues related to data contained in the new TRID forms. Recent reports from third party reviews of other mortgage lenders indicate that some level of TRID non-compliance is evident on approximately 90% of loan files originated under the new regulatory regime. Prevalent non-compliance issues in the industry range from minor, technical errors and timing/waiting period violations to more serious errors such as use of the incorrect forms. As the industry continues to try to adjust to the new requirements, we, like most lenders, have increased pre- and post-closing quality control measures. We also have implemented significant modifications and enhancements to our loan production processes and systems in response to the TRID rules, including pre-closing rejection of defective wholesale loans submitted to us by our broker partners. Many of the common issues with TRID compliance are curable, but as indicated above, the rules have not specified precisely how some other deficiencies should be resolved. Both the CFPB and the GSEs have indicated that the industry is in an indefinite “curative period” and that regulatory enforcement during this period will be remedial in nature and not punitive. Based on the CFPB’s informal guidance, regulatory risk currently appears manageable for entities making good faith efforts to comply, provided the violations identified are of a technical nature and do not result in unremediated borrower harm. In addition, directives from Fannie Mae and Freddie Mac suggest that Agency loans are at a low risk of being subjected to post-closing review or contractual repurchase demands for most TRID violations that are being presently identified in the market.
We are conscious that regulators and the GSEs have the ability to revise their positions at any time, and that we will need to re-evaluate our exposure to origination activities as these regulatory rules are clarified. In the current environment, assuming that we continue to use the correct TILA forms, and that we do not complete the forms in such a way as to adversely impact the borrower or to impair the enforceability of mortgage notes, we believe that the risk of significant numbers of Agency loans being rejected for purchase or subject to a repurchase demand for a TRID error should be low. Furthermore, HUD guidance suggests the same is true with respect to FHA-insured mortgage loans. On the other hand, if we cause un-remediated borrower harm, impair the enforceability of the mortgage note or take other actions that constitute significant violations of the TRID rules, we could become subject to regulatory action, we may not be able to sell our loans and we could become subject to repurchase demands on sold loans.
As regulatory guidance and enforcement and the views of the GSEs develop, we may need to modify further our loan production processes and systems in order to adjust to evolution in the regulatory landscape. In such circumstances, if we are unable to make the necessary adjustments, our business and operations could be adversely affected and we may not be able to execute on our plans to grow our lending business.
There are additional disclosure and other regulatory requirements in connections with originating non-Agency loans. If we fail to comply with these requirements our business and operations could be materially and adversely affected. This risk will be magnified to the extent we execute on our plans to expand our originations of non-GSE loans.
Non-Agency loans originated or purchased by Homeward may include higher interest rates than GSE loans. Originating or purchasing such loans would require additional Higher Priced Mortgage Loan (HPML) disclosures, which would be subject to regulatory oversight. These HPML loans will not qualify for the GSE QM safe harbor and instead must comply independently with ability-to-repay (ATR) underwriting requirements. These HPML loans will continue to be underwritten as QM loans, but the lender will only be entitled to a “rebuttable presumption” that a loan satisfies the QM requirements, and a borrower will be permitted to challenge the QM classification. If we fail to comply with the disclosure and other regulatory requirements relating to originating and purchasing non-Agency loans, our business and operations could be materially and adversely affected. This risk will be magnified to the extent we execute on our plans to expand our originations of non-GSE loans.
There may be material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs sponsored by HUD and FHA, and securitized by Ginnie Mae, which could materially and adversely affect the reverse mortgage industry as a whole.
The reverse mortgage industry is largely dependent upon rules and regulations implemented by HUD, FHA and Ginnie Mae. There can be no guarantee that HUD/FHA will retain Congressional authorization to continue the Home Equity Conversion Mortgage (HECM) program, which provides FHA government insurance for qualifying HECM loans, or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. For example, HUD recently implemented certain lending limits for the HECM program, and added credit-based underwriting criteria designed to assess a borrower’s ability and willingness to satisfy future tax and insurance obligations. In addition, Ginnie Mae’s participation in the reverse mortgage industry may be subject to economic and political changes that cannot be predicted. Any of the aforementioned circumstances could materially and adversely affect the performance of our reverse mortgage business and the value of our common stock.
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
The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the S.A.F.E. Act) requires the individual licensing and registration of those engaged in the business of loan origination. The S.A.F.E. Act is designed to improve accountability on the part of loan originators, combat fraud and enhance consumer protections by encouraging states to establish a national licensing system and minimum qualification requirements for applicants. Thus, Ocwen must ensure proper licensing for all employees who participate in certain specified loan origination activities. Failure to strictly comply with the S.A.F.E. Act licensing requirements could adversely impact Ocwen’s origination business.

Risks Relating to Our Business
There can be no assurance that our strategies to return to profitability will be successful.
We have incurred losses for the past two years. Accordingly, we have taken a number of actions to increase our financial flexibility, simplify our servicing operations, increase our lending activity and stabilize our relationships with key counterparties.
We have largely executed on our previously announced strategy to sell certain of our Agency MSRs with the intent of reducing our exposure to interest rate movements, monetizing significant unrealized value and generating significant liquidity. During 2015, we sold Agency MSRs with approximately $87.6 billion of UPB, and our residential servicing portfolio declined to $251.0 billion at December 31, 2015 from $398.7 billion at December 31, 2014, reflecting both MSR sales and routine run off. We anticipate that the reduction in the size of our Agency servicing portfolio will also simplify our operations and improve our margins over time.
Largely as a result of these sales, our servicing revenues have declined and have not been offset by a corresponding decrease in expenses. In order to return to profitability, we have undertaken a cost improvement initiative intended to align our expenses with our reduced revenue profile. The primary areas in which we expect to generate cost reductions are servicing operations, professional services and technology costs. While we are targeting expense reductions in certain areas, we expect to continue to invest in select areas including enhancing the customer experience, strengthening our risk and compliance infrastructure and delivering strong loss mitigation results.
We are also investing in our forward and reverse lending businesses and will continue to evaluate new adjacent market opportunities that are consistent with our strategic goals, such as providing secured floor plan lending to used car dealerships through our ACS venture and providing financing to investors to purchase single family homes and apartments for lease through our Liberty Rental Finance venture. Our new ventures involve risks and uncertainties, including potential difficulties integrating new lines of business into our current infrastructure, the inability to achieve the expected financial results in a reasonable time frame, implementing and maintaining consistent standards, controls, policies and information systems, and diversion of management’s attention from other business matters. Further, our strategic initiatives could be impacted by factors beyond our control, such as general economic conditions and increased competition. The diversion of management’s attention and any delays or difficulties encountered in implementing our new strategic initiatives could negatively impact our business and results of operations. Further, the economic benefits that we anticipate from these strategic initiatives may not develop.
There can be no assurance that we will be successful in returning to profitability. Our success will depend on market conditions and other factors outside of our control as well as successful operational execution. If we continue to experience losses, our share price, business, reputation, financial condition and results of operations could be materially and adversely affected. We could also be forced to sell assets such as additional MSRs, which would reduce future revenues.
An economic slowdown or a deterioration of the housing market could increase both interest expense on servicing advances and operating expenses and could cause a reduction in income from, and the value of, our servicing portfolio.
An economic slowdown or a deterioration of the housing market could increase both interest expense on servicing advances and operating expenses and could cause a reduction in income from, and the value of, our servicing portfolio.
During any period in which a borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. We also advance funds to maintain, repair and market real estate properties on behalf of investors. Most of our advances have the highest standing and are “top of the waterfall” so that we are entitled to repayment from respective loan or REO liquidations proceeds before most other claims on these proceeds, and in the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool level proceeds. Consequently, the primary impact of an increase in advances is through increased interest expense as we finance a large portion of servicing advance obligations.
Higher delinquencies also increase our cost to service loans, as loans in default require more intensive effort to bring them current or manage the foreclosure process. An increase in delinquencies may delay the timing of revenue recognition because we recognize servicing fees as earned, which is generally upon collection of payments from borrowers or proceeds from REO liquidations. An increase in delinquencies also leads to lower balances in custodial and escrow accounts (float balances) and lower net earnings on custodial and escrow accounts (float earnings). Additionally, an increase in delinquencies in our GSE servicing portfolio will result in lower revenue because we collect servicing fees from GSEs only on performing loans.
Foreclosures are involuntary prepayments resulting in a reduction in UPB. This may result in higher amortization expense as well as charges to recognize impairment and declines in the value of our MSRs.
Adverse economic conditions could also negatively impact our lending businesses. For example, during the economic crisis that began in 2007, total U.S. residential mortgage originations volume decreased substantially. Moreover, declining home prices and increasing loan-to-value ratios may preclude many potential borrowers from refinancing their existing loans. Further, an increase in prevailing interest rates could decrease originations volume.
Any of the foregoing could adversely affect our business, financial condition and results of operations.
If we are unable to obtain sufficient capital to meet the financing requirements of our business, or if we fail to comply with our debt agreements, our business, financing activities, financial condition and results of operations will be adversely affected.
Our business requires substantial amounts of capital and our financing strategy includes the use of leverage. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to continue to borrow money. If we are unable to maintain adequate financing, or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, results of operations, liquidity, financial condition and business prospects. Our ability to borrow money is affected by a variety of factors including:

•	limitations imposed on us by existing lending and similar agreements that contain restrictive covenants that may limit our ability to raise additional debt;

•	liquidity in the credit markets;

•	the strength of the lenders from whom we borrow;

•	lenders’ perceptions of us or our sector;

•	corporate credit and servicer ratings from rating agencies; and

•	limitations on borrowing under our advance facilities and mortgage loan warehouse facilities due to structural features in these facilities and the amount of eligible collateral that is pledged.
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
Our advance funding facilities are comprised of (i) revolving notes that have a 364-day term, and (ii) term notes with one- and two-year maturities. At December 31, 2015, we had $1.6 billion outstanding under these facilities. The revolving periods for notes with a total committed borrowing capacity of $825.0 million as well as the term of $500.0 million of our one-year term notes end in 2016. In the event we are unable to renew, replace or extend one or more of these advance funding facilities, repayment of the outstanding balances on the revolving and term notes must begin at the end of the applicable revolving period and end of the one-year term, respectively. In addition, we use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. All of our master repurchase and participation agreements for financing new loan originations have 364-day terms and mature in 2016, and similar to the revolving notes in the advance funding facilities, they are typically renewed, replaced or extended annually. At December 31, 2015, we had $342.3 million outstanding under these warehouse financing arrangements.
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

Under a number of scenarios, we currently project that we will breach the consolidated total debt to consolidated tangible net worth ratio financial covenant under our Senior Secured Term Loan (SSTL) during 2016, depending upon the decrease in our net worth resulting from losses in the year, the impact of higher debt balances under our warehouse lines from expansion of our lending business and movements in interest rates, among other factors. In order to avoid an event of default arising from a covenant breach, we intend to repay, refinance or amend the SSTL prior to September 30, 2016, assuming we continue to project any covenant compliance issues based on our ongoing business performance. There are a number of actions we could take in terms of how we run our business that will impact our covenant compliance under the SSTL, including reducing our efforts to expand our lending business, reducing our planned investment in our ACS business and reducing the debt balances on our warehouse lines or paying down other debt. Alternately, in addition to the above-mentioned options for the SSTL, we have an ability to increase our tangible net worth by issuing common or preferred equity. In the event we are not successful in completing these or other actions, we would likely be in default under the SSTL. Our ability to execute upon any planned course of action may be impacted by developments outside of our control such as developments in debt and equity capital markets. In such circumstances, the SSTL lenders could accelerate our outstanding obligations under the SSTL and enforce their liens on the collateral securing the SSTL. An event of default under the SSTL would trigger cross-defaults under other debt agreements meaning that the lenders under those facilities could accelerate outstanding obligations under those facilities and enforce any liens on the collateral securing such facilities. Accordingly, an event of default or acceleration of obligations under the SSTL would have a material adverse effect on our business operations and financial condition.
An actual or alleged default under the SSTL or any of our other debt agreements, further negative ratings action by a rating agency, the perception of financial weakness, an adverse action by a regulatory authority or GSE, a lengthening of foreclosure timelines or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to renew existing credit facilities or obtain new lines of credit. Any or all of the above could have an adverse effect on our business, financing activities, financial condition and results of operations.
We may be unable to obtain sufficient servicer advance financing necessary to meet the financing requirements of our business, which could adversely affect our liquidity position and result in a loss of servicing rights.
We currently fund a substantial portion of our servicing advance obligations through our servicing advance facilities. Under normal market conditions, mortgage servicers typically have been able to renew or refinance these facilities. However, during the economic crisis that began in 2007, there were periods of time when some mortgage servicers were unable to renew these facilities. Borrowing conditions have improved since that time; however, market conditions or the markets or lenders’ perceptions of us at the time of any renewal or refinancing may mean that we are unable to renew or refinance our advance financing facilities or obtain additional facilities on favorable terms or at all.
We are dependent on NRZ for a substantial portion of our advance financing for non-Agency MSRs.
As part of our asset-light strategy, we have sold Rights to MSRs, including the associated servicing advance obligation, to NRZ. Consequently, we are dependent upon NRZ for financing of the servicing advance obligations for MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that it is contractually obligated to make pursuant to our agreements with NRZ. As of December 31, 2015, we serviced loans with an outstanding UPB of approximately $137.1 billion for which the Rights to MSRs have been sold to NRZ. The associated outstanding servicing advances as of such date were approximately $5.2 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance financing obligations, our liquidity, financial condition and business could be materially and adversely affected because, as the named servicer, we are contractually required under our servicing agreements to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances.
Although we are not an obligor or guarantor under NRZ’s advance financing facilities, we are a party to certain of the facility documents as the servicer of the underlying loans on which advances are being financed. As the servicer, we make certain representations, warranties and covenants, including representations and warranties in connection with our sale of advances to NRZ. If we were to make representations or warranties that were untrue or if we were otherwise to fail to comply with our contractual obligations, we could become subject to claims for damages or events of default under such facilities could be asserted. In early 2015, a purported owner of notes issued by an NRZ advance financing facility asserted that events of default had occurred under the indenture governing those notes based on alleged failures by us to comply with applicable laws and regulations and the terms of the servicing agreement to which the applicable servicing advances relate. While we vigorously defended ourselves against these allegations, and the assertions were resolved with a finding that there was no event of default under the indenture, it is possible that claims alleging non-compliance with our contractual obligations under these facilities could be made in the future, which could also materially and adversely affect us. Even if such claims are without merit, we could be forced to expend significant resources and devote significant management time to responding to such claims, which in and of itself could materially and adversely impact our financial condition and results of operations.

A downgrade in our servicer ratings could have an adverse effect on our business, financing activities, financial condition or results of operations.
S&P, Moody’s, Fitch and Morningstar rate us as a mortgage servicer. Downgrades in servicer ratings could adversely affect our ability to finance servicing advances and maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.
In addition, out of approximately 3,979 non-Agency servicing agreements, approximately 745 with $40.1 billion of UPB as of December 31, 2015 have minimum servicer ratings criteria. As a result of downgrades in our servicer ratings, termination rights have been triggered in 664 of these non-Agency servicing agreements. This represents approximately $34.3 billion in UPB as of December 31, 2015, or approximately 18.3% of our total non-Agency servicing portfolio. Under 264 of the 664 triggered agreements, trustees and master servicers have sent notices to investors indicating that they did not currently intend to take action relating to the termination rights. In addition, in connection with 66 of the triggered agreements, the trustee or master servicer sent solicitation notices to investors asking whether or not the investor wanted to direct the trustee or master servicer to terminate Ocwen as servicer. The trustee or master servicer has announced results for 47 of the solicitations: 43 resulted in no direction to terminate and four resulted in the termination of Ocwen as servicer in early 2015 due to rating downgrades. The 264 notices regarding no action at this time and the 43 solicitations resulting in no direction to terminate us as servicer represent approximately $19.6 billion in UPB as of December 31, 2015, or approximately 57.1% of the UPB of the non-Agency servicing agreements with triggered termination rights. Pursuant to our servicing agreements, generally we are entitled to payment of accrued and unpaid servicing fees through termination as well as all advances and certain other previously unreimbursed amounts, although we lose the future servicing fee revenue. While the financial impact of the termination of servicing under these four servicing agreements which was immaterial to our overall financial condition, as it represented only 0.17% of our overall servicing portfolio as of the time of transfer of servicing, we could be subject to further terminations either as a result of recent servicer ratings downgrades or future adverse actions by ratings agencies, which could have an adverse effect on our business, financing activities, financial condition and results of operations.
To the extent that a servicing agreement underlying Rights to MSRs is terminated due to a servicer ratings downgrade, NRZ is entitled to payment equal to a percentage of the purchase price for the related Rights to MSRs. After April 7, 2017, or at any time if it determines in good faith that a trustee intends to exercise termination rights triggered by a servicer rating downgrade under an affected servicing agreement, NRZ may also direct us to use commercially reasonable efforts to transfer servicing under such affected servicing agreement. Following any such transfer, we would no longer be entitled to receive future servicing fee revenue with respect to the transferred servicing agreement. Our agreements with NRZ provide that if S&P’s downgrades our servicer rating to below “Average” (which it has), we will compensate NRZ for certain increased costs associated with its servicing advance financing facilities, including increased costs of funding, to the extent such costs are the direct result of such downgrade. Any such compensation will continue for a maximum of 12 months and will not exceed $3.0 million for any calendar month or $36.0 million in the aggregate. In such circumstances, NRZ must use commercially reasonable efforts to assist us in curing any potential cost increases by obtaining amendments to the relevant financing agreements. We incurred $14.3 million through December 31, 2015 in connection with this agreement, and will incur costs in connection with this agreement in future periods. We will make additional future payments in connection with this agreement that are currently anticipated to be in the range of $1.5 million to $1.9 million per month through May 2016 (and $1.0 million for June 2016). Actual future payments will vary based on NRZ's outstanding borrowings and movements in applicable floating interest rates, and may be higher than our estimates.
Beginning April 7, 2017, if a termination event related to a servicer rating downgrade is existing under the Master Servicing Rights Purchase Agreement and Sale Supplements we have with NRZ, NRZ will have the right to direct the transfer of servicing with respect to an affected servicing agreement to a replacement servicer that obtains all required third-party consents and licenses. As of the date of this annual report, a termination event relating to a servicer rating downgrade exists because our current servicer rating from S&P is below “Average.” If our servicer rating from S&P is not upgraded to “Average” or better prior to April 7, 2017, NRZ will have the right to direct the transfer of any affected servicing agreements to a successor servicer that obtains all required third-party consents and licenses. Following any such transfer, we would no longer be entitled to receive future servicing fee revenue with respect to the transferred servicing agreement.
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
In several recent court actions, mortgage loan sellers against whom repurchase claims have been asserted based on alleged breaches of representations and warranties are defending on various grounds including the expiration of statutes of limitation, lack of notice and opportunity to cure, and vitiation of the obligation to repurchase as a result of foreclosure or charge off of the loan. We have entered into tolling agreements with respect to our role as servicer for a small number of securitizations and may enter into additional tolling agreements in the future. Other court actions have been filed against certain RMBS trustees alleging that the trustees breached their contractual and statutory duties by, among other things, failing to require the loan servicers to abide by the servicers’ obligations and failing to declare that certain alleged servicing events of default under the applicable contracts occurred.
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
In addition, a number of RMBS trustees have received notices of default alleging material failures by servicers to comply with applicable servicing agreements. For example, in late January 2015, certain investors claiming to hold at least 25% ownership interest in 119 RMBS trusts serviced by Ocwen have submitted to the respective trustees of those trusts a Notice of Non-Performance, alleging that we have materially breached our obligations under the servicing agreements in those trusts. The Notice further alleged that our conduct, if not timely cured, would give rise to events of default under the applicable servicing agreements, on the basis of which we could potentially be terminated as servicer for the 119 Trusts. Ocwen denies the allegations in the Notice and intends to continue vigorously rebutting them. Since the Notice was issued, Ocwen has been directed by the trustee for two of the RMBS trusts to transfer its servicing to another loan servicing company based on ratings downgrades. There is a risk that Ocwen could be replaced as servicer on the remaining trusts at issue in the Notice, that the trustees could take legal action on behalf of the trust certificateholders, or, under certain circumstances, that the investors who issued the Notice could seek to press their allegations against Ocwen, independent of the trustees. We are unable at this time to predict what, if any, actions the trustees will take in response to the Notice, nor can we predict at this time the potential loss or range of loss, if any, associated with the resolution of the Notice or the potential impact on our operations. If Ocwen were to be terminated as servicer, or other related legal actions were pursued against Ocwen, it could have an adverse effect on Ocwen’s business, financing activities, financial condition and results of operations.
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

•
Expenses. Amortization of MSRs is one of our largest operating expenses. Since we amortize servicing rights in proportion to total expected income over the life of a portfolio, an increase in prepayment speeds leads to increased amortization expense as we revise downward our estimate of total expected income. Faster prepayment speeds also result in higher compensating interest expense, which represents the difference between the full month of interest we are required to remit in the month a loan pays off and the amount of interest we actually collect from the borrower for that month. Decreases in prepayment speeds lead to decreased amortization expense as the period over which we amortize MSRs is extended. Slower prepayment speeds also lead to lower compensating interest expense.

•
Valuation of MSRs. We base the price we pay for MSRs and the rate of amortization of those rights on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds were significantly greater than expected, the carrying value of our MSRs that we account for using the amortization method could exceed their estimated fair value. When the carrying value of these MSRs exceeds their fair value, we are required to record an impairment charge, which has a negative impact on our financial results. Similarly, if prepayment speeds were significantly greater than expected, the fair value of our MSRs, which we carry at fair value, could decrease. When the fair value of these MSRs decreases, we record a loss on fair value, which also has a negative impact on our financial results.

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
In addition, OLS, Homeward and Liberty are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Last year, OLS, Homeward and Liberty did not satisfy the requirements for timely filing of financial statements due to the delay in finalizing the audits for the 2014 fiscal years of these entities. To date, none of these agencies has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at December 31, 2015. Our non-agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on our business.
We could become subject to litigation claims seeking damages or other remedies arising from alleged breaches of our servicing agreements. Third parties have indicated that they might seek to pursue such claims in the future. If we do not comply with our servicing agreements, we may be terminated as servicer, or we may be required to make indemnification or other payments or provide other remedies. Such actions may have a significant negative impact on our profitability and lead to lower earnings in the future. Even if such allegations against us lack merit, we may have to spend additional resources and devote additional management time to contesting such allegations, which would reduce the resources available to address, and the time management is able to devote to, other issues.
GSEs may curtail or terminate our ability to sell newly originated loans to them.
As noted in the prior risk factor, if we do not comply with our seller/servicer obligations, the GSEs may utilize a variety of remedies against us. Such remedies include curtailment of our ability to sell newly originated loans or even termination of our ability to sell such loans altogether.
While we have largely executed on our previously announced strategy to sell certain of our Agency MSRs, this strategy has significantly reduced our revenues and may not produce the desired benefits, including the desired improvements in our operating margins.
We have largely executed on our previously announced strategy to sell certain of our Agency MSRs with the intent of reducing our exposure to interest rate movements, monetizing significant unrealized value and generating significant liquidity. Largely as a result of these sales, our servicing revenues have declined and such declines have not been offset by a corresponding decrease in expenses. While we anticipate that the reduction in the size of our Agency servicing portfolio will simplify our operations and improve our margins over time, we may not realize these benefits.
We have made representation, warranties and covenants in our sale agreements relating to these MSRs. To the extent, that we have made inaccurate representations or warranties or fail to perform our covenants, we could incur liability to the purchasers of these MSRs pursuant to the contractual provisions of our sale agreements. In addition, transfers of servicing are subject to regulation under federal consumer finance laws, including CFPB rules implementing RESPA that require servicers to, among other things, maintain policies and procedures that are reasonably designed to facilitate the transfer of accurate information and documents during mortgage servicing transfers and properly evaluate loss mitigation applications that are in process at the time of transfer. The CFPB has advised mortgage servicers that its examiners will be carefully reviewing servicers’ compliance with these and other regulations applicable to servicing transfers, and state mortgage regulators have supervisory power over any licensed institutions involved in a transaction. Accordingly, we devote significant time and resources to our compliance efforts and to engaging with such regulators in connection with our transfers of mortgage servicing and we expect to continue to do so. If we fail to comply with regulations relating to servicing transfers in connection with our dispositions of MSRs, we could be subject to adverse regulatory actions, which could materially and adversely affect our business.
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
We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities, and in certain instances, we have assumed these obligations on loans we service. Homeward’s contracts with purchasers of originated loans contain provisions that require indemnification or repurchase of the related loans under certain circumstances. While the language in the purchase contracts varies, such contracts generally contain provisions that require Homeward to indemnify purchasers of its loans or repurchase such loans if:

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
At December 31, 2015, we had outstanding representation and warranty repurchase demands of $97.5 million UPB (506 loans).
We believe that, as a result of the current market environment, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and under which such purchasers would benefit from enforcing any indemnification rights and repurchase remedies they may have.
Assuming our lending business grows, we expect that our exposure to indemnification risks and repurchase requests is likely to increase. If home values decrease, our realized loan losses from loan repurchases and indemnifications may increase as well. As a result, our liability for repurchases may increase beyond our current expectations. Depending on the magnitude of any such increase, our business, financial condition and results of operations could be adversely affected.
We rely on an experienced senior management team, including our President and Chief Executive Officer, Ronald M. Faris, who has been with us since 1991, and the loss of the services of one or more of our senior officers could have a material adverse effect on us.
Our President and Chief Executive Officer, Ronald M. Faris, joined us in 1991 and other senior officers have been with us for 10 years or more. We do not have employment agreements with, or maintain key man life insurance relating to, Mr. Faris or any of our other executive officers. The loss of the services of Mr. Faris or any of our other senior officers could have a material adverse effect on us.

An inability to attract and retain qualified personnel could harm our business, financial condition and results of operations.
Our future success also depends, in part, on our ability to identify, attract and retain highly skilled servicing, lending, finance and technical personnel. We face intense competition for qualified individuals from numerous financial services and other companies, some of which have far greater resources and better reputations than we do. We may be unable to identify, attract and retain suitably qualified individuals, or we may be required to pay increased compensation in order to do so. If we were to be unable to attract and retain the qualified personnel we need to succeed, our business, financial condition and results of operations could suffer.
Failure to maintain good relationships with Altisource, AAMC and Residential could adversely affect us, and members of our board of directors or management could have, could appear to have or could be alleged to have conflicts of interest due to their relationships with Altisource, AAMC or Residential.
We conduct a substantial amount of business with Altisource, which is important to our business model. Additionally, we conduct business with Residential, which is managed by AAMC. If we are unable to maintain good relationships with these companies, our business and operations could be materially and adversely affected. For example, if we were to have a dispute over a significant matter regarding the services provided by or to us, the dispute could potentially adversely affect our business and operations.
In addition, certain of our officers and directors own stock or options in one or more of Altisource, AAMC and Residential. Such ownership interests could create, appear to create or be alleged to create conflicts of interest with respect to matters potentially or actually involving or affecting us and Altisource, AAMC and Residential, as the case may be. Our relationships with these companies have also been a source of significant regulatory scrutiny.
We have adopted policies to avoid potential conflicts or allegations of conflicts of interest with respect to our dealings with Altisource, AAMC and Residential, including a written recusal policy pursuant to which any Ocwen employee, officer or director owning more than $200,000 equity ownership in a company must recuse themselves from negotiating or voting to approve any transaction involving any such company. Our board of directors has also established an Independent Review Committee, comprised solely of directors that do not own any equity in any of these companies, to review new transactions between us and these companies that involve $120,000 or more. In addition, we will seek to manage any potential conflicts through dispute resolution and other provisions of our agreements with Altisource, AAMC and Residential. There can be no assurance that such measures will be effective in eliminating all conflicts of interest or that third parties will refrain from making such allegations.
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
We are dependent on Altisource and other vendors for our technology and other services.
Our vendor relationships subject us to a variety of risks. We have significant exposure to third-party risks, as we are dependent on vendors for a number of key services, including our servicing platform that runs on an information technology system that we license under long-term agreements with Altisource. Our servicing business operates on this platform and we have used it for many years. If Altisource were to fail to fulfill properly its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, or if Altisource were to become unable to fulfill such obligations (for example, because it entered bankruptcy), our business and operations would suffer. In addition, if Altisource fails to develop and maintain its technology so as to provide us with a competitive platform, our business could suffer. Similarly, we are reliant on other vendors for the proper maintenance and support of our technological systems and our business and operations would suffer if these vendors do not perform as required. If Altisource or our other vendors do not adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems, our business and operations could be materially and adversely affected.
Altisource and other vendors supply us with other services in connection with our business activities such as property preservation and inspection services and valuation services. In the event that a vendor’s activities do not comply with the applicable servicing criteria, we could be exposed to liability as the servicer and it could negatively impact our relationships with our servicing clients, borrowers or regulators, among others. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations.
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
Approximately 66% of our employees as of December 31, 2015 are located in India. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. For example, changes in regulatory requirements could require us to curtail our use of lower-cost operations in India to service our businesses. If we had to curtail or cease our operations in India and transfer some or all of these operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.
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
We originate and securitize reverse mortgages, which subjects us to risks that could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.
We originate, securitize and service reverse mortgages although we have retained Compu-Link Corporation dba Celink to subservice the reverse mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. Generally, a reverse mortgage is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until the borrower dies, moves out of the home or the home is sold. A decline in the demand for reverse mortgages may reduce the number of reverse mortgages we originate and adversely affect our ability to sell reverse mortgages in the secondary market. Although foreclosures involving reverse mortgages generally occur less frequently than forward mortgages, loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to maintain their property or fail to pay taxes or home insurance premiums. A general increase in foreclosure rates may adversely impact how reverse mortgage~~s~~ are perceived by potential customers and thus reduce demand for reverse mortgages. Additionally, as a result of the Liberty acquisition, we could become subject to negative headline risk in the event that loan defaults on reverse mortgages lead to foreclosures or evictions of the elderly. Finally, the HUD HECM reverse mortgage program has received scrutiny for failing to afford the surviving spouse of the deceased borrower an opportunity to remain in the home following death of the borrower, if the surviving spouse is not a party to the note or mortgage. HUD recently implemented new rules which now permit the surviving spouse to remain in the home under certain circumstances, and which allow the lender to assign the due-and-payable loan to HUD. While such claims primarily are directed at HUD and not against lenders such as Liberty, the attention may nonetheless create negative headline risk for us. All of the above factors could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.
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
Our earnings may be subject to volatility.
Our operating results have been and may in the future be significantly affected by inter-period variations in our results of operations, including variations due to expense fluctuations, sales or acquisitions of MSRs or changes in the value of MSRs due to, among other factors, increases or decreases in prepayment speeds, delinquencies or defaults.

Certain non-recurring gains and losses have significantly affected our operating results in the past, and non-recurring gains and losses may affect our operating results in future periods, resulting in substantial inter-period variations in financial performance. For example, we recognized significant gains from our sales of Agency MSRs during 2015 and we do not anticipate recognizing similar gains in 2016.
We use estimates in determining the fair value of certain assets and liabilities. If our estimates prove to be incorrect, we may be required to write down the value of these assets or write up the value of these liabilities, which could adversely affect our earnings.
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
As a result of acquisitions, dispositions and our ongoing and potential future business activities, the number and complexity of estimates we use in determining fair value has increased. At December 31, 2015, 52% and 45% of our consolidated total assets and liabilities are measured at fair value, respectively, on a recurring and nonrecurring basis, 88% and 100% of which are considered Level 3 valuations. Our largest Level 3 asset and liability carried at fair value on a recurring basis is Loans held for investment - reverse mortgages and the related secured financing. We pool home equity conversion mortgages (reverse mortgages) into Ginnie Mae Home Equity Conversion Mortgage-Backed Securities (HMBS). Because the transfers of reverse mortgages do not qualify for sale accounting, we account for these transfers as secured financings and classify the transferred reverse mortgages as Loans held for investment - reverse mortgages and recognize the related Financing liabilities. Holders of HMBS have no recourse against our assets, except for standard representations and warranties and our contractual obligations to service the reverse mortgages and HMBS. We estimate the fair value of our assets and liabilities utilizing assumptions that we believe are appropriate and are used by market participants. The methodology used to estimate these values is complex and uses asset- and liability-specific data and market inputs for assumptions including interest and discount rates, collateral status and expected future performance and liquidity dates.
Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. If prepayment speeds increase more than estimated, delinquency and default levels are higher than anticipated or financial market illiquidity is greater than anticipated, we may be required to adjust the value of certain assets, which could adversely affect our earnings.
Our hedging strategies may not be successful in mitigating our exposure to interest rate risk.
As of December 31, 2015, we had no interest rate swaps in place to hedge our exposure to variable interest rates under our match funded advance funding facilities, but we have interest rate caps in place that limits our exposure to increases in interest rates on our three facilities. In the event that we acquire additional servicing or subservicing rights in the future, there is no assurance that we will be able to obtain the fixed rate financing that would be necessary to protect us from the effect of rising interest rates. Therefore, we may consider utilizing various derivative financial instruments to protect against the effects of rising rates. In addition, we may use interest rate swaps, U.S. Treasury futures, forward contracts and other derivative instruments to hedge our interest rate exposure on loans and MSRs measured at fair value. We currently have no economic hedge positions open to hedge our fair value MSRs. We have entered into forward mortgage backed securities trades to hedge our mortgage loans held for sale at fair value and to hedge interest rate lock commitments (IRLCs) on loans that we have agreed to originate at a specified fixed or variable rate.
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

We are exposed to market risk, credit risk, liquidity risk, reputational risk, operational risk and foreign currency exchange risk.
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
We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or on different bases, than our interest earning assets or when financed assets are not interest-bearing. Our servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At December 31, 2015, we had total advances and match funded advances of $2.2 billion. We are also exposed to interest rate risk because a portion of our advance funding and other outstanding debt at December 31, 2015 is variable rate. Rising interest rates may increase our interest expense. Earnings on float balances partially offset this variability. At December 31, 2015, we had no interest rate swaps in place to hedge our exposure to rising interest rates, but we have interest rate caps in place as required by our three advance financing arrangements.
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
In our lending business, we are subject to interest rate and price risk on mortgage loans held for sale from the loan funding date until the date the loan is sold into the secondary market. Generally, the fair value of a loan will decline in value when interest rates increase and will rise in value when interest rates decrease. To mitigate this risk, we enter into forward mortgage-backed securities trades to provide an economic hedge against those changes in fair value on mortgage loans held for sale. IRLCs represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage applicant, whereby the interest rate is set prior to funding. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. Our interest rate exposure on these derivative loan commitments is hedged with freestanding derivatives such as forward contracts. We also enter into forward contracts with respect to fixed or variable rate loan commitments.
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
We may in the future look for opportunities to grow our business through acquisitions of businesses and assets. The performance of the businesses and assets we acquire through acquisitions may not match the historical performance of our other assets. Nor can we assure you that the businesses and assets we may acquire will perform at levels meeting our expectations. We may find that we overpaid for the acquired business or assets or that the economic conditions underlying our acquisition decision have changed. In 2014, we recognized an impairment loss of the full carrying value of goodwill totaling $420.2 million, which was primarily associated with certain large acquisitions in prior years. It may also take several quarters or longer for us to fully integrate newly acquired business and assets into our business, during which period our results of operations and financial condition may be negatively affected. Further, certain one-time expenses associated with such acquisitions may have a negative impact on our results of operations and financial condition. We cannot assure you that acquisitions will not adversely affect our results of operations and financial condition.
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
The timing of closing of our acquisitions is often uncertain. We have in the past and may in the future experience delays in closing our acquisitions, or certain tranches of them. For example, we and the applicable seller are often required to obtain certain contractual and regulatory consents as a prerequisite to closing, such as the consents of Fannie Mae or Freddie Mac, the FHFA and trustees to RMBS securitization trusts. Accordingly, even if we and the applicable seller are efficient and proactive, the actions of third parties can impact the timing under which such consents are obtained. We and the applicable seller may not be able to obtain all of the required consents, which may mean that we are unable to acquire all of the assets that we wish to acquire. Regulators may have questions relating to aspects of our acquisitions and we may be required to devote time and resources responding to those questions. It is also possible that we will expend considerable resources in the pursuit of an acquisition that, ultimately, either does not close or is terminated. Our regulatory settlements have significantly impacted our ability to grow our servicing portfolio through acquisitions because we have agreed to restrictions in our consent orders with the NY DFS and CA DBO that effectively prohibit future acquisitions of servicing until we have satisfied the respective conditions in those consent orders.
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
OMS is incorporated under the laws of the USVI and is headquartered in Frederiksted, USVI. The USVI has an Economic Development Commission (EDC) that provides benefits (EDC Benefits) to certain qualified businesses that enable us to avail ourselves of significant tax benefits for a 30-year period. OMS received its certificate to operate as a company qualified for EDC Benefits as of October 1, 2012. It is possible that we may not be able to retain our qualifications for the EDC Benefits, or that changes in U.S. federal, state, local, territorial or USVI taxation statutes or applicable regulations may cause a reduction in or an elimination of the EDC Benefits, all of which could result in a significant increase to our tax expense, and, therefore, adversely affect our financial condition and results of operations.
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
Prior to the Separation, any assets transferred to Altisource or non-U.S. subsidiaries were taxable pursuant to Section 367(a) of the Code, or other applicable provisions of the Code and Treasury regulations. Taxable gains not recognized in the restructuring were generally recognized pursuant to the Separation itself under Section 367(a). The taxable gain recognized by us attributable to the transfer of assets to Altisource equaled the excess of the fair market value of each asset transferred over our basis in such asset. Our basis in some assets transferred to Altisource may have been low or zero which could result in a substantial tax liability to us. In addition, the amount of taxable gain was based on a determination of the fair market value of our transferred assets. The determination of fair market values of non-publicly traded assets is subjective, and our valuation has been challenged by the IRS. Although we remain confident in our original filing position on this issue (on which we received both advice from outside tax counsel and an independent, third party valuation), we cannot predict what the eventual outcome of this matter will be or the timing of such outcome. If the IRS were to be wholly or partially successful in this matter, our financial condition and operating results could be materially and adversely impacted. In addition, the valuation could be subject to closing date adjustments.
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
The market price of our shares of common stock has been and may continue to be volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated during 2015 between $5.77 per share and $15.03 per share and the closing stock price on February 16, 2016 was $5.39 per share. Therefore, the volatility and recent decline in our stock price may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to factors both within and outside our control, including regulatory action, acquisitions, dispositions or other material public announcements or speculative trading in our stock (e.g., traders “shorting” our common stock), as well as a variety of other factors including those set forth under “Risk Factors” and “Forward-Looking Statements.”
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
We recently re-initiated our stock repurchase program. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period under our share repurchase program, and such repurchases could affect our share price and increase share price volatility.
On February 5, 2015, we announced that we had suspended our stock repurchase program that we had previously announced on October 31, 2013 for an aggregate of up to $500.0 million of our issued and outstanding shares of common stock. Subsequently, on November 20, 2015, we disclosed that we believed it was appropriate to re-initiate our stock repurchase program effective November 19, 2015. As of November 19, 2015, the approximate remaining value of shares that could be repurchased under the program was $129.7 million.
There can be no assurance as to the amount of shares, if any, that we will purchase in any given period under our share repurchase program.
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
Because of certain provisions in our organizational documents, takeovers may be more difficult, possibly preventing you from obtaining an optimal share price.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth information relating to our primary facilities at December 31, 2015:

Location	Owned/Leased	Square Footage
Principal executive offices:
West Palm Beach, Florida	Leased	51,546
St. Croix, U.S. Virgin Islands	Leased	4,400

Document storage and imaging facility:
West Palm Beach, Florida	Leased	51,931

Business operations and support offices
U.S. facilities:
Coppell, Texas (1)	Leased	182,700
Waterloo, Iowa (2)(4)	Owned	154,980
Addison, Texas (6)	Leased	137,992
Fort Washington, Pennsylvania (2)	Leased	77,026
Lewisville, Texas (5)	Leased	78,413
Jacksonville, Florida (6)	Leased	76,075
McDonough, Georgia (7)	Leased	62,000
Rancho Cordova, California (3)	Leased	53,107
Houston, Texas (2)	Leased	36,382
Burbank, California (2)	Leased	18,601
Westborough, Massachusetts (3)	Leased	18,158

Offshore facilities (2):
Mumbai, India	Leased	178,508
Bangalore, India	Leased	173,980
Pune, India	Leased	110,623
Manila, Philippines	Leased	39,006

(1)	Supports Servicing and Lending operations.

(2)	Primarily supports Servicing operations.

(3)	Primarily supports Lending operations.

(4)
We ceased using approximately one-half of our facility in Waterloo, Iowa following a reduction in workforce during 2015. Also in 2015, we sold our facility in Eden Prairie, Minnesota. We acquired these facilities in connection with our acquisition of ResCap.

(5)	We ceased using this facility and the space is currently being marketed for sublease.

(6)
We ceased using these facilities in 2013 and subleased a portion of the space. The sublease of the Addison, Texas facility expired in August 2015. We assumed the leases in connection with our acquisition of Homeward.

(7)	We ceased using this facility in 2012 and subleased a portion of the space.
In addition to the facilities listed in the table above, we also lease other small facilities in Orlando, Florida; Mount Laurel, New Jersey; Irvine, California; St. Croix, U.S. Virgin Islands and Atlanta, Georgia.

ITEM 3.	LEGAL PROCEEDINGS
See Note 27 — Contingencies to the Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Our Common Stock
The common stock of Ocwen Financial Corporation is traded under the symbol “OCN” on the New York Stock Exchange (NYSE). The following table sets forth the high and low closing sales prices for our common stock:

	High	Low
2015
First quarter	$15.03	$5.77
Second quarter	11.02	7.54
Third quarter	11.76	6.67
Fourth quarter	8.16	5.90

2014
First quarter	$56.39	$35.64
Second quarter	40.02	31.71
Third quarter	37.13	25.16
Fourth quarter	26.26	14.32
The closing sales price of our common stock on February 16, 2016 was $5.39.
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

The following graph compares the cumulative total return on the common stock of Ocwen Financial Corporation since December 31, 2010, with the cumulative total return on the stocks included in Standard & Poor’s 500 Market Index and Standard & Poor’s Diversified Financials Market Index.
Total Return Performance

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Ocwen Financial Corporation	100.00	151.78	362.58	581.24	158.28	73.06
S&P 500	100.00	100.00	113.40	146.97	161.11	162.52
S&P 500 Diversified Financials	100.00	69.07	95.92	133.72	154.00	138.20

(1)
The S&P 500 and S&P 500 Diversified Financials (Industry Group) indices are proprietary to and are calculated, distributed and marketed by S&P Opco, LLC (a subsidiary of S&P Dow Jones Indices LLC), its affiliates and/or its licensors and has been licensed for use. S&P® and S&P 500®, among other famous marks, are registered trademarks of Standard & Poor’s Financial Services LLC, and Dow Jones® is a registered trademark of Dow Jones Trademark Holdings LLC. ©2015 S&P Dow Jones Indices LLC, its affiliates and/or its licensors. All rights reserved.

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
On September 23, 2013, holders elected to convert 100,000 shares of our Series A Perpetual Convertible Preferred Stock into 3,145,640 shares of common stock. On July 14, 2014, holders elected to convert the remaining 62,000 preferred shares into 1,950,296 shares of common stock. We subsequently repurchased from the holders all shares of common stock issued upon each conversion.
On October 31, 2013, we announced that our board of directors had authorized a share repurchase program for an aggregate of up to $500.0 million of our issued and outstanding shares of common stock. As of December 31, 2015, the approximate remaining value of shares that may be repurchased under the program was $125.6 million. We suspended this stock repurchase program on February 5, 2015 and re-initiated it effective November 19, 2015. Unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 31, 2016. We may use SEC Rule 10b5-1 plans in connection with our share repurchase program. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period.
Information regarding repurchases of our common stock during the fourth quarter of 2015 is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase program	Approximate dollar value of shares that may yet be purchased under the repurchase program
October 1 - October 31	—	$—	—	$129.7	million
November 1 - November 30	—	$—	—	$129.7	million
December 1 - December 31	625,705	$6.6201	625,705	$125.6	million
Total	625,705	$6.6201	625,705
Number of Holders of Common Stock
On February 16, 2016, 123,852,336 shares of our common stock were outstanding and held by approximately 66 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to the information contained under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement with respect to our 2016 Annual Meeting, which will be filed with the SEC not later than April 30, 2016.

ITEM 6.	SELECTED FINANCIAL DATA (Dollars in thousands, except per share data and unless otherwise indicated)
The selected historical consolidated financial information set forth below should be read in conjunction with Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements. The historical financial information presented may not be indicative of our future performance.

	December 31,
	2015	2014	2013 (1) (2)	2012 (1) (2)	2011 (1)
Selected Balance Sheet Data
Total Assets	$7,404,809	$8,267,278	$7,927,003	$5,685,962	$4,728,009
Loans held for sale	$414,046	$488,612	$566,660	$509,346	$20,633
Loans held for investment - Reverse mortgages	2,488,253	1,550,141	618,018	—	—
Advances and match funded advances	2,151,066	3,303,356	3,443,215	3,233,707	3,733,502
Mortgage servicing rights	1,138,569	1,913,992	2,069,381	764,150	293,152
Goodwill (3)	—	—	420,201	416,176	70,240

Total Liabilities	$6,550,171	$7,226,113	$6,054,051	$3,921,168	$3,384,698
Match funded liabilities	$1,584,049	$2,090,247	$2,364,814	$2,532,745	$2,558,951
Financing liabilities	3,089,255	2,258,641	1,266,973	306,308	—
Long-term other borrowings	734,763	1,611,531	1,288,740	18,466	563,627

Mezzanine equity (4)	$—	$—	$60,361	$153,372	$—

Total equity (5)	$854,638	$1,041,165	$1,812,591	$1,611,422	$1,343,311

Residential Loans and Real Estate Serviced for Others
Count	1,624,762	2,486,038	2,861,918	1,219,956	671,623
UPB	$250,966,112	$398,727,727	$464,651,332	$203,665,716	$102,199,222

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Selected Operations Data
Revenue:
Servicing and subservicing fees	$1,531,797	$1,894,175	$1,823,559	$804,407	$458,838
Gain (loss) on loans held for sale	134,969	134,297	121,694	215	(2)
Other	74,332	82,853	93,020	40,581	37,055
Total revenue	1,741,098	2,111,325	2,038,273	845,203	495,891

Expenses (3)	1,478,184	2,035,208	1,301,294	363,907	239,547

Other income (expense):
Interest expense	(482,373)	(541,757)	(395,586)	(223,455)	(132,770)
Gain on sale of MSRs (6)	83,921	—	—	—	—
Other, net	5,677	22,481	11,086	(333)	(579)
Other expense, net	(392,775)	(519,276)	(384,500)	(223,788)	(133,349)

Income (loss) before income taxes	(129,861)	(443,159)	352,479	257,508	122,995
Income tax expense (7)	116,851	26,396	42,061	76,585	44,672
Net income (loss)	(246,712)	(469,555)	310,418	180,923	78,323
Net loss (income) attributable to non-controlling interests	(305)	(245)	—	—	8
Net income (loss) attributable to Ocwen stockholders	(247,017)	(469,800)	310,418	180,923	78,331
Preferred stock dividends (4)	—	(1,163)	(5,031)	(85)	—
Deemed dividend related to beneficial conversion feature of preferred stock (4)	—	(1,639)	(6,989)	(60)	—
Net income (loss) attributable to Ocwen common stockholders	$(247,017)	$(472,602)	$298,398	$180,778	$78,331

Basic earnings (loss) per share attributable to Ocwen common stockholders
Basic	$(1.97)	$(3.60)	$2.20	$1.35	$0.75
Diluted	$(1.97)	$(3.60)	$2.13	$1.31	$0.71

Weighted average common shares outstanding
Basic	125,315,899	131,362,284	135,678,088	133,912,643	104,507,055
Diluted (8)	125,315,899	131,362,284	139,800,506	138,521,279	111,855,961

(1)
Includes the effects of significant business acquisitions, including ResCap (February 2013), Homeward (December 2012) and Litton Loan Servicing LP (September 2011). These transactions primarily involved the acquisition of residential MSRs and related servicing advances. The operating results of the acquired businesses have been included in our results since their respective acquisition dates. See Note 3 — Business Acquisitions to the Consolidated Financial Statements for additional information regarding the acquisition of ResCap.

(2)
During 2013 and 2012, Ocwen completed sales of Rights to MSRs together with the related servicing advances. We accounted for the sales of Rights to MSRs as secured financings. As a result, the MSRs were not derecognized, and a liability was established equal to the sales price. The sales of advances in connection with sales of Rights to MSRs met the requirements for sale accounting and the advances were derecognized at the time of the sale. Match funded liabilities were reduced in connection with these sales. See Note 4 — Sales of Advances and MSRs to the Consolidated Financial Statements for additional information.

(3)
We recognized a goodwill impairment loss of $420.2 million in 2014, representing the entire carrying value of goodwill in our Servicing and Lending segments. See Note 12 — Goodwill for additional information.

(4)
We issued 162,000 shares of Series A Perpetual Convertible Preferred Stock in December 2012 as partial consideration for the acquisition of Homeward. On September 23, 2013, 100,000 of the preferred shares were converted to 3,145,640 shares of Ocwen common stock, which we subsequently repurchased for $157.9 million. On July 14, 2014, the remaining 62,000 preferred shares were converted into 1,950,296 shares of common stock, which we subsequently repurchased for $72.3 million. See Note 16 — Equity to the Consolidated Financial Statements for additional information.

(5)
We completed the repurchase of 625,705 shares, 10,420,396 shares and 1,125,707 shares under a common stock repurchase program announced in 2013 for a total purchase price of $4.1 million, $310.2 million and $60.0 million during 2015, 2014 and 2013, respectively. On March 28, 2012, we issued 4,635,159 shares of common stock upon redemption and conversion of the remaining balance of our 3.25% convertible notes that were due in 2024.

(6)	During 2015, we sold certain of our Agency MSRs relating to loans with a UPB of $87.6 billion.

(7)
Income tax expense for 2015 includes a $97.1 million provision to establish valuation allowances in connection with deferred tax assets in our U.S. and USVI tax jurisdictions. See Note 20 — Income Taxes for additional information.

(8)
We computed the effect of preferred stock and convertible notes on diluted earnings per share using the if-converted method. However, we assumed no conversion of the Series A Perpetual Convertible Preferred Stock into common stock for 2013 or 2012 because the effect was anti-dilutive. For 2015 and 2014, we have excluded the effect of all dilutive or potentially dilutive shares from the computation of diluted earnings per share because of the anti-dilutive effect of our reported net loss.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, unless otherwise indicated)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Form 10-K, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. Our business has been undergoing substantial change, which has magnified such risks and uncertainties. You should bear these factors in mind when considering such statements and should not place undue reliance on such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. You should consider all uncertainties and risks discussed or referenced in this report, including those under “Forward-Looking Statements” and Item 1A, Risk Factors, as well as those discussed in any subsequent SEC filings.
OVERVIEW
We are a financial services company that services and originates loans.
We are a leader in the servicing industry in foreclosure prevention and loss mitigation, which helps families stay in their homes and improves financial outcomes for loan investors. Our leadership in the industry is evidenced by our high cure rate for delinquent loans and above average rate of continuing performance by homeowners whose loans we have modified. Ocwen has provided more loan modifications under the Federal Government’s Home Affordable Modification Program (HAMP) than any other mortgage servicer and 50% more than the next highest servicer, according to data published in the U.S. Treasury’s Making Home Affordable Third Quarter 2015 Program Performance Report. Overall, Ocwen completed nearly 644,000 loan modifications from January 1, 2008 to December 31, 2015, including over 54,000 modifications under the SAM program.
We primarily originate, purchase, sell and securitize conventional and government-insured forward mortgage loans and reverse mortgages.
As discussed in further detail under “Operations Summary” and “Segment Results of Operations” below, the key driver of our 2015 operating results as compared to 2014, was a decrease in servicing revenue, resulting from a decline in the total UPB of our residential servicing portfolio from $398.7 billion as of December 31, 2014 to $251.0 billion as of December 31, 2015 primarily due to asset sales and portfolio runoff, that was not accompanied by a corresponding decrease in expenses.
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
We will seek to increase our revenue through growing our lending business by reinvesting cash flows generated by our servicing business in asset generation businesses - namely businesses where we can not only originate new loans profitably but also potentially retain the servicing rights as well as the customer relationship. We are investing in our forward lending business to build competitive advantages around processes and technology, and we believe the reverse mortgage business is a substantially under-developed market relative to its potential. We will continue to evaluate new adjacent market opportunities that are consistent with our strategic goals where we believe we can capture competitive advantages and achieve attractive returns for our shareholders. These would include sustainable new opportunities that align with long-term macro trends; opportunities that can contribute meaningfully to our long-term growth and return on equity; and, generally, businesses where we feel we can capture and maintain a long-term competitive advantage (e.g., advantages related to operating efficiencies, our cost of capital or our tax structure).
With respect to our servicing business, our recent regulatory settlements have significantly limited our ability to grow our servicing portfolio, which naturally decreases over time through portfolio runoff. In order to grow our servicing portfolio through acquisitions, we will need to satisfy the conditions set forth in our consent orders with the NY DFS and CA DBO. It is not clear that there is a significant market for non-Agency MSR purchases, even if we are given the approval from NY DFS and CA DBO to resume those types of transactions. Nonetheless, we believe our significant investments in our servicing operations, risk and compliance infrastructure over the recent years will position us favorably relative to our peers should such transactions become available.
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
Operations Summary
Our consolidated operating results for the past three years have been significantly impacted by sales of MSRs, portfolio and platform acquisitions, subsequent integrations, goodwill impairment and various regulatory settlement and monitoring costs. The operating results of the acquired businesses are included in our operating results since their respective acquisition dates.

The following table summarizes our consolidated operating results for the years ended December 31:

				% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Consolidated:
Revenue:
Servicing and subservicing fees	$1,531,797	$1,894,175	$1,823,559	(19)%	4%
Gain on loans held for sale, net	134,969	134,297	121,694	1	10
Other	74,332	82,853	93,020	(10)	(11)
Total revenue	1,741,098	2,111,325	2,038,273	(18)	4

Expenses	1,478,184	2,035,208	1,301,294	(27)	56

Other income (expense):
Interest expense	(482,373)	(541,757)	(395,586)	(11)	37
Gain on sale of mortgage servicing rights, net	83,921	—	—	n/m	n/m
Other	5,677	$22,481	$11,086	(75)	103
Other expense, net	(392,775)	(519,276)	(384,500)	(24)	35

Income (loss) before income taxes	(129,861)	(443,159)	352,479	(71)	(226)
Income tax expense	116,851	26,396	42,061	343	(37)
Net income (loss)	(246,712)	(469,555)	310,418	(47)	(251)
Net income attributable to non-controlling interests	(305)	(245)	—	24	n/m
Net income (loss) attributable to Ocwen stockholders	(247,017)	(469,800)	310,418	(47)	(251)
Preferred stock dividends	—	(1,163)	(5,031)	(100)	(77)
Deemed dividend related to beneficial conversion feature of preferred stock	—	(1,639)	(6,989)	(100)	(77)
Net income (loss) attributable to Ocwen common stockholders	$(247,017)	$(472,602)	$298,398	(48)	(258)

Segment income (loss) before taxes:
Servicing	$15,876	(174,090)	391,667	(109)%	(144)%
Lending	33,965	(26,842)	35,624	(227)	(175)
Corporate Items and Other	(179,702)	(242,227)	(74,812)	(26)	224
	$(129,861)	$(443,159)	$352,479	(71)	(226)
n/m: not meaningful

Year Ended December 31, 2015 versus 2014
Servicing and subservicing fees for 2015 were 19% lower than 2014, primarily as a result of executing on our strategy to sell certain of our Agency MSRs, portfolio runoff and a decline in modifications. However, our sales of MSRs in 2015 allowed us to release significant unrealized value in our servicing portfolios as we recognized $83.9 million in net gains on the sale of MSRs relating to loans with a UPB of $87.6 billion.
Ultimately, we expect that reducing the size of our Agency servicing portfolio will help to simplify our operations and improve our margins; however, through December 31, 2015, we have not realized improved margins as rightsizing our servicing operations will lag the reductions in the size of our servicing portfolio and the related reductions in revenue. Workforce and servicing operations adjustments require time to implement properly, and we have certain post-sale support obligations in connection with our MSR sales. For example, while we may continue to serve as interim servicer between transaction closing dates and servicing transfer dates, we earn a lower servicing fee and, in certain instances, we are no longer entitled to late fees.

If we were to undertake additional sales of MSRs, we would experience further reductions in revenue in future periods as a result of declining servicing fees. However, to the extent we were to sell MSRs for proceeds in excess of their carrying value, we would recognize net gains that would partly offset these declines in servicing fees.
Gain on loans held for sale from our lending operations increased $10.8 million primarily due to higher margin rates in all three forward lending channels and an increase in reverse lending origination volume. In our servicing business, gains on sales of loans repurchased from Ginnie Mae guaranteed securitizations declined by $10.5 million.
Expenses were $557.0 million or 27% lower in 2015 as compared to 2014. Results for 2014 include a $420.2 million goodwill impairment loss and a $150.0 million charge in connection with the NY DFS settlement. The decline from 2014 related to these expenses was offset in part by higher regulatory monitoring and compliance costs, litigation expenses and fees paid to advisers assisting us with strategic initiatives. Legal expenses increased primarily due to the costs of defending ourselves in proceedings alleging violations of federal, state and local laws and regulations, including proceedings relating to our lender placed insurance arrangements, proceedings brought under the False Claims Act by private citizens and proceedings brought derivatively by purported shareholders.  In 2015, we engaged financial and legal advisers to assist us in evaluating and executing on adjustments to our capital structure and exploring other strategic options and incurred $25.1 million in connection with these initiatives. MSR amortization and valuation adjustments, including both fair value adjustments and impairment charges, decreased $57.7 million due to portfolio runoff and the effect of MSR sales offset in part by an impairment charge of $17.3 million.
Interest expense for 2015 decreased as compared to 2014 primarily as a result of reductions in the value of the NRZ financing liability based on the run-off of the underlying MSR servicing portfolio and a decrease in interest on the SSTL as a result of principal repayments during 2015 including required prepayments from proceeds of sales of MSRs and related advances as well as voluntary prepayments. These decreases were offset in part by additional debt issuance costs resulting from amendments to the SSTL in 2015 and the accelerated recognition of deferred debt issuance costs and unamortized discount resulting from the SSTL prepayments. Also, 2015 includes a full twelve months of interest expense on the $350.0 million Senior Unsecured Notes that we issued in May 2014.
Although we incurred a pre-tax loss of $129.9 million for the year ended December 31, 2015, we recognized income tax expense of $116.9 million due to recording a $97.1 million provision to establish valuation allowances in connection with deferred tax assets in our U.S. and USVI tax jurisdictions. Additional income tax expense was recorded in connection with uncertain tax positions and undistributed earnings of foreign subsidiaries. See Note 20 — Income Taxes for additional information.
Year Ended December 31, 2014 versus 2013
Servicing and subservicing fees for 2014 were 4% higher than 2013 primarily as a result of 2014 including a full year of revenue attributed to the ResCap Acquisition, which settled on February 15, 2013, and various asset acquisitions completed throughout 2013, and consistent with the 4% increase in the total average portfolio UPB.
Gains on loans held for sale increased in 2014 largely due to gains recognized in connection with three EBO transactions whereby we purchased delinquent FHA-insured loans out of Ginnie Mae guaranteed securitizations and immediately sold the loans and related advances. Gains on loans held for sale from our lending operations declined slightly in 2014 where lower origination volumes were largely offset by shifts in the origination mix from the lower margin correspondent channel to the higher margin retail channel.
Operating expenses increased 56% in 2014 as compared to 2013 due primarily to goodwill impairment losses, higher professional services expenses, including settlements, as well as platform integration costs and MSR valuation related impacts.

•
We recognized a goodwill impairment loss of $420.2 million in 2014. In response to certain events, including significant declines in the market price of our common stock in reaction to the NY DFS settlement announced in December 2014 and the subsequent resignation of our former Executive Chairman, and the CA DBO settlement announced in January 2015 that related to events in 2014, we determined it was necessary to reassess goodwill impairment as of December 31, 2014. This reassessment resulted in the full impairment of the carrying value of goodwill in our Servicing and Lending segments. See Note 12 — Goodwill for additional information.

•
Professional services increased primarily because of the $150.0 million charge we recognized in connection with a settlement reached with the NY DFS in December 2014 (2013 included the $53.5 million loss we recognized in connection with the Ocwen National Mortgage Settlement), which are recorded in the Corporate Items and Other segment, and higher monitoring and compliance costs. See Note 27 — Contingencies for additional information regarding these settlements.

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

We completed the integration of the ResCap platform onto the REALServicing platform in the fourth quarter of 2014, and therefore, continued to incur the operating costs of maintaining the ResCap platform throughout the year. Operating expenses for 2014 also include a full twelve months of costs attributed to the ResCap Acquisition, which closed February 15, 2013.
Interest expense for 2014 increased primarily as a result of the increase in outstanding borrowings. The average balance of borrowings increased as a result of the NRZ/HLSS Transactions completed during 2013, the issuance of Ocwen Asset Servicing Income Series (OASIS), Series 2014-1 Notes in February 2014 (OASIS transaction) and the $350.0 million Senior Unsecured Notes issued in May 2014. These increases were partly offset by a decline in interest on our match funded liabilities as we replaced facilities in 2013 with new facilities that featured lower spreads over LIBOR. Interest expense for 2013 included additional interest resulting from the accelerated write-off of facility costs in connection with the early termination of match funded facilities in connection with the NRZ/HLSS Transactions and payments made in connection with interest rate swaps, which were terminated in May 2013.
The effective tax rate for 2014 was (6.0)% as compared to 11.9% for 2013. This change occurred because although we incurred a pre-tax loss for 2014, we recognized income tax expense rather than a benefit because a greater proportion of our pre-tax earnings were earned in higher tax rate jurisdictions and because the $150.0 million NY DFS settlement, the $2.5 million CA DBO settlement and $263.0 million of the goodwill impairment loss were not deductible for tax purposes. Income tax expense for 2014 also includes a provision of $3.6 million to increase the valuation allowance on net deferred tax assets. This compares to a provision of $15.8 million recorded in 2013 to establish a valuation allowance on net deferred tax assets. Ocwen avails itself of certain tax benefits in the USVI and other international jurisdictions, which may have a favorable impact on our effective tax rate. To the extent that our pre-tax earnings are weighted more heavily in these lower tax rate jurisdictions, the effective tax rate decreases. If a greater proportion of our pre-tax earnings are earned in higher tax rate jurisdictions, the effective tax rate increases. See Note 20 — Income Taxes to the Consolidated Financial Statements for additional information.

Financial Condition Summary
The following table summarizes our consolidated balance sheets at the dates indicated.

	2015	2014	$ Change	% Change
Cash	$257,272	$129,473	$127,799	99%
Mortgage servicing rights ($761,190 and $93,901 carried at fair value)	1,138,569	1,913,992	(775,423)	(41)
Advances and match funded advances	2,151,066	3,303,356	(1,152,290)	(35)
Loans held for sale ($309,054 and $401,120 carried at fair value)	414,046	488,612	(74,566)	(15)
Loans held for investment - reverse mortgages, at fair value	2,488,253	1,550,141	938,112	61
Other ($14,352 and $7,335 carried at fair value)	955,603	881,704	73,899	8
Total assets	$7,404,809	$8,267,278	$(862,469)	(10)%

Total Assets by Segment:
Servicing	$4,109,076	$5,881,862	$(1,772,786)	(30)%
Lending	2,811,154	1,963,729	847,425	43
Corporate Items and Other	484,579	421,687	62,892	15
	$7,404,809	$8,267,278	$(862,469)	(10)%

Match funded liabilities	$1,584,049	$2,090,247	$(506,198)	(24)
Financing liabilities ($2,933,066 and $2,058,693 carried at fair value)	3,089,255	2,258,641	830,614	37
SSTL and other secured borrowings	782,423	1,733,691	(951,268)	(55)
Senior unsecured notes	350,000	350,000	—	—
Other	744,444	793,534	(49,090)	(6)
Total liabilities	6,550,171	7,226,113	(675,942)	(9)

Total Ocwen stockholders’ equity	851,562	1,038,394	(186,832)	(18)
Non-controlling interest in subsidiaries	3,076	2,771	305	11
Total equity	854,638	1,041,165	(186,527)	(18)
Total liabilities and equity	$7,404,809	$8,267,278	$(862,469)	(10)%

Total Liabilities by Segment:
Servicing	$3,437,739	$4,986,877	$(1,549,138)	(31)%
Lending	2,751,667	1,900,672	850,995	45
Corporate Items and Other	360,765	338,564	22,201	7
	$6,550,171	$7,226,113	$(675,942)	(9)%
Changes in the composition and balance of our assets and liabilities during 2015 are primarily attributable to the execution of our strategy to sell certain of our Agency MSRs and related advances and repayments of the related borrowings. During 2015, we sold MSRs with a carrying value of $658.6 million and the related advances and match funded advances with a carrying value of $562.3 million. We prepaid $865.8 million of the SSTL principal balance during 2015, including $585.8 million of mandatory prepayments from proceeds of completed sales of MSRs and related advances and $280.0 million of voluntary prepayments. Loans held for investment and related financing liabilities increased as a result of our reverse mortgage securitizations accounted for as secured financings.
SEGMENT RESULTS OF OPERATIONS

Servicing
We earn contractual monthly servicing fees pursuant to servicing agreements (which are typically payable as a percentage of UPB) as well as ancillary fees, including HAMP fees, float earnings, REO referral commissions, Speedpay® fees and late fees, in connection with owned MSRs. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. We typically earn these fees either as a percentage of UPB or on a per loan basis. Per loan fees typically vary based on delinquency status.
We recognize servicing fees as revenue when the fees are earned, which is generally when the borrower makes a payment or when a delinquent loan is resolved through modification (HAMP or non-HAMP), repayment plan, payoff or through the sale of the underlying mortgaged property following foreclosure.
Loan Resolutions (Modifications, Repayment Plans and REO Sales)
Loan resolution activities are important to our financial performance. We recognize delinquent servicing fees and late fees as revenue when we collect cash on resolved loans, where permitted. Loan resolution activities address the pipeline of delinquent loans and generally lead to (i) modification of the loan terms, (ii) repayment plan alternatives, (iii) a discounted payoff of the loan (e.g., a “short sale”) or (iv) foreclosure or deed-in-lieu-of-foreclosure and sale of the resulting REO. Loan modifications must be made in accordance with the applicable servicing agreement as such agreements may require approvals or impose restrictions upon, or even forbid, loan modifications.
The majority of loans that we modify are delinquent, although we do pro-actively modify some performing loans under the American Securitization Forum guidelines. To select the best loan modification option for a delinquent loan, using a proprietary model, we perform a structured analysis of all options using information provided by the borrower as well as external data, including recent broker price opinions to value the mortgaged property. Our proprietary model includes, among other things, an assessment of re-default risk.
The delinquency rate of our serviced portfolio as a percentage of UPB increased to 14% December 31, 2015 following a decline from 15% at December 31, 2013 to 13% at December 31, 2014. The increase in our delinquency rate in 2015 is primarily due to the sale of performing loans as part of our sales of Agency MSRs.
Advance Obligation
As a servicer, we are generally obliged to advance funds in the event borrowers are delinquent on their monthly mortgage related payments. We advance principal and interest (P&I Advances), taxes and insurance (T&I Advances) and legal fees, property valuation fees, property inspection fees, maintenance costs and preservation costs on properties that have been foreclosed (Corporate Advances). For loans in non-Agency securitization trusts, if we determine that our P&I Advances cannot be recovered from the projected future cash flows, we generally have the right to cease making P&I Advances, declare advances, where permitted including T&I and Corporate advances, in excess of net proceeds to be non-recoverable and, in most cases, immediately recover any such excess advances from the general collection accounts of the respective trust. With T&I and Corporate Advances, we continue to advance if net future cash flows exceed projected future advances without regard to advances already made. Most of our advances have the highest reimbursement priority (i.e., they are “top of the waterfall”) so that we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. The costs incurred in meeting these obligations consist principally of the interest expense incurred in financing the servicing advances. Most, but not all, subservicing agreements provide for more rapid reimbursement of any advances from the owner of the servicing rights.
Significant Variables
The key variables that have the most significant effect on our operating results in the Servicing segment are aggregate UPB, operating efficiency and delinquencies.
Aggregate UPB. Servicing and subservicing fees are generally expressed as a percentage of UPB, and growth in the portfolio generally means growth in servicing and subservicing fees. Conversely, if our portfolio decreases in size our servicing and subservicing fees will also generally decrease.
In 2015, aggregate UPB declined as a result of sales of certain of our Agency MSRs, portfolio run-off and restrictions on our ability to acquire MSRs under our regulatory settlements that limited acquisitions of replacement MSRs during 2015.
Operating Efficiency. Our operating results are heavily dependent on our ability to scale our operations to cost-effectively and efficiently perform servicing activities in accordance with our servicing agreements. To the extent we are unable to process a high volume of transactions consistently and systematically, the cost of our servicing activities increases and has a negative impact on our operating results. To the extent we are unable to complete servicing activities in accordance with the requirements of our servicing agreements, we may incur additional costs or fail to recover otherwise reimbursable costs and advances. As a result of process gaps and transitional operating inefficiencies, we have experienced significant charge-offs and provisions for losses on advances and receivables during 2015 and 2014.
Delinquencies. Delinquencies impact our results of operations and operating cash flows. Delinquencies affect the timing of revenue recognition because we recognize servicing fees as earned, which is generally upon collection of payments from the borrower.
Non-performing loans are also more expensive to service because the loss mitigation activities that we must undertake to keep borrowers in their homes or to foreclose, if necessary, are more costly than the activities required to service a performing loan. These loss mitigation activities include increased contact with the borrower for collection and the development of forbearance plans or loan modifications by highly skilled associates who command higher compensation. While the higher cost is somewhat offset by ancillary fees, for severely delinquent loans or loans that enter the foreclosure process the higher revenue opportunities are generally not sufficient.
In addition, when borrowers are delinquent, the amount of funds that we are required to advance to the investors increases. We incur significant costs to finance those advances. We utilize servicing advance financing facilities, which are asset-backed (i.e., match funded liabilities) securitization facilities, to finance a portion of our advances. As a result, increased delinquencies result in increased interest expense.
Prepayment Speed. The rate at which UPB declines for a pool, or pools of loans, can have a significant impact on our business. Items reducing UPB include normal principal payments (runoff), refinancing, loan modifications involving forgiveness of principal, voluntary property sales and involuntary property sales such as foreclosures. Prepayment speed impacts future servicing fees, amortization and valuation of MSRs, float earnings on float balances and interest expense on advances. Increases in prepayment speeds generally cause MSR valuation adjustments, including amortization expense, changes in fair value and impairment, to increase because MSRs are valued based on total expected servicing income over the life of a portfolio. The converse is true when expectations for prepayment speeds decrease.

The following table presents selected results of operations of our Servicing segment for the years ended December 31, 2015, 2014, and 2013. The amounts presented are before the elimination of balances and transactions with our other segments:

				% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenue
Servicing and subservicing fees:
Residential	$1,519,945	$1,877,843	$1,800,598	(19)%	4%
Commercial	11,539	16,305	17,907	(29)	(9)
	1,531,484	1,894,148	1,818,505	(19)	4
Gain on loans held for sale, net	40,208	50,748	39,490	(21)	29
Other revenues	41,845	40,540	37,926	3	7
Total revenue	1,613,537	1,985,436	1,895,921	(19)	5

Expenses
Compensation and benefits	229,773	271,173	320,598	(15)	(15)
Goodwill impairment loss	—	371,079	—	(100)	n/m
Amortization of mortgage servicing rights	98,849	249,471	282,526	(60)	(12)
Servicing and origination	332,864	188,243	95,180	77	98
Technology and communications	92,189	130,359	114,385	(29)	14
Professional services	129,955	81,422	34,840	60	134
Occupancy and equipment	85,656	91,333	85,767	(6)	6
Other	252,593	260,243	162,788	(3)	60
Total expenses	1,221,879	1,643,323	1,096,084	(26)	50

Other income (expense)
Interest income	1,044	2,981	1,599	(65)	86
Interest expense	(446,377)	(515,141)	(381,477)	(13)	35
Gain on sale of mortgage servicing rights, net	83,921	—	—	n/m	n/m
Loss on debt redemption	—	—	(17,030)	n/m	(100)
Other, net	(14,370)	(4,043)	(11,262)	255	(64)
Total other expense, net	(375,782)	(516,203)	(408,170)	(27)	26

Income (loss) before income taxes	$15,876	$(174,090)	$391,667	(109)	(144)
n/m: not meaningful

The following table provides selected operating statistics at or for the years ended December 31:

				% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Residential Assets Serviced
Unpaid principal balance (UPB):
Performing loans (1)	$216,505,262	$345,918,430	$397,462,893	(37)%	(13)%
Non-performing loans	28,599,543	44,672,737	59,425,722	(36)	(25)
Non-performing real estate	5,861,307	8,136,560	7,762,717	(28)	5
Total (2)	$250,966,112	$398,727,727	$464,651,332	(37)	(14)

Conventional loans (3)	$78,310,414	$191,711,081	$218,657,915	(59)%	(12)%
Government-insured loans	28,274,374	39,529,799	45,484,303	(28)	(13)
Non-Agency loans	144,381,324	167,486,847	200,509,114	(14)	(16)
Total	$250,966,112	$398,727,727	$464,651,332	(37)	(14)

Percent of total UPB:
Servicing portfolio	92%	91%	86%	1%	6%
Subservicing portfolio	8%	9%	14%	(11)	(36)
Non-performing residential assets serviced	14%	13%	15%	8	(13)

Number of:
Performing loans (1)	1,452,560	2,220,301	2,511,675	(35)%	(12)%
Non-performing loans	141,815	221,763	308,468	(36)	(28)
Non-performing real estate	30,387	43,974	41,775	(31)	5
Total (2)	1,624,762	2,486,038	2,861,918	(35)	(13)

Conventional loans (3)	437,878	1,098,336	1,221,483	(60)%	(10)%
Government-insured loans	201,449	265,749	289,185	(24)	(8)
Non-Agency loans	985,435	1,121,953	1,351,250	(12)	(17)
Total	1,624,762	2,486,038	2,861,918	(35)	(13)

Percent of total number:
Servicing	93%	91%	84%	2%	8%
Subservicing	7%	9%	16%	(22)	(44)
Non-performing residential assets serviced	11%	11%	12%	—	(8)

				% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Residential Assets Serviced
Average UPB
Servicing	$291,678,530	$377,040,219	$320,907,907	(23)%	17%
Subservicing	41,305,425	54,603,386	94,821,042	(24)	(42)
	$332,983,955	$431,643,605	$415,728,949	(23)	4

Prepayment speed (average CPR)	14%	12%	17%	17%	(29)%
% Voluntary	80%	78%	79%	3%	(1)%
% Involuntary	20%	22%	21%	(9)%	5%
% CPR due to principal modification	2%	3%	9%	(33)%	(67)%

Average number
Servicing	1,859,828	2,336,379	1,997,691	(20)%	17%
Subservicing	246,149	332,664	623,210	(26)	(47)
	2,105,977	2,669,043	2,620,901	(21)	2

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$1,142,088	$1,354,706	$1,236,449	(16)%	10%
Subservicing	58,384	128,153	146,576	(54)	(13)
	1,200,472	1,482,859	1,383,025	(19)	7
HAMP fees	135,037	141,115	152,081	(4)	(7)
Late charges	82,216	120,998	114,963	(32)	5
Loan collection fees	31,719	33,933	30,960	(7)	10
Custodial accounts (float earnings)	15,622	6,369	4,895	145	30
Other	54,879	92,569	114,674	(41)	(19)
	$1,519,945	$1,877,843	$1,800,598	(19)	4

Number of Completed Modifications
HAMP	40,757	42,189	47,758	(3)%	(12)%
Non-HAMP	43,731	61,145	66,592	(28)	(8)
Total	84,488	103,334	114,350	(18)	(10)

				% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Financing Costs
Average balance of advances and match funded advances	$2,548,055	$3,291,329	$2,844,865	(23)%	16%
Average borrowings
Match funded liabilities	$1,735,232	$2,065,465	$1,535,736	(16)	34
Financing liabilities	$760,774	$795,636	$514,539	(4)	55
Other secured borrowings	$971,250	$1,309,696	$1,185,570	(26)	10
Interest expense on borrowings
Match funded liabilities	$65,248	$61,576	$75,979	6	(19)
Financing liabilities	$292,306	$371,824	$228,586	(21)	63
Other secured borrowings	$81,833	$72,183	$68,588	13	5
Effective average interest rate
Match funded liabilities	3.76%	3.00%	4.95%	25	(39)
Financing liabilities (4)	38.42%	46.73%	44.43%	(18)	5
Other secured borrowings	8.43%	5.51%	5.79%	53	(5)
Facility costs included in interest expense	$62,166	$20,255	$18,917	207	7
Discount amortization included in interest expense	$2,680	$1,318	$1,412	103	(7)
Average 1-month LIBOR	0.20%	0.16%	0.19%	25	(16)

Average Employment
India and other	6,719	6,385	4,873	5%	31%
U. S.	1,938	2,509	3,322	(23)	(24)
Total	8,657	8,894	8,195	(3)	9

Collections on loans serviced for others	$62,973,718	$75,513,073	$84,484,413	(17)%	(11)%

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)
At December 31, 2015, we serviced 645,253 subprime loans with a UPB of $105.1 billion. This compares to 719,187 subprime loans with a UPB of $120.4 billion at December 31, 2014 and 834,734 subprime loans with a UPB of $146.0 billion at December 31, 2013.

(3)
Conventional loans at December 31, 2015 include 199,546 prime loans with a UPB of $38.9 billion that we service or subservice. This compares to 236,276 prime loans with a UPB of $48.7 billion at December 31, 2014 and 254,304 prime loans with a UPB of $56.2 billion at December 31, 2013.

(4)
The effective average interest rate on the financing liability that we recognize in connection with the NRZ/HLSS Transactions is 48.71%, 57.43% and 44.50% for the years ended December 31, 2015, 2014 and 2013, respectively. Interest expense on financing liabilities for 2015 includes $14.3 million of fees incurred in connection with our agreement to compensate NRZ for certain increased costs associated with its servicing advance financing facilities that are the direct result of a downgrade of our S&P servicer rating.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB			Count
	2015	2014	2013	2015	2014	2013
Portfolio at beginning of year	$398,727,727	$464,651,332	$203,665,716	2,486,038	2,861,918	1,219,956
Additions	8,137,772	7,475,234	370,803,318	41,284	45,051	2,191,064
Sales (1)	(87,624,742)	(34,893)	—	(524,660)	(95)	—
Servicing transfers	(17,195,936)	(28,790,794)	(36,385,704)	(103,490)	(118,806)	(192,700)
Runoff	(51,078,709)	(44,573,152)	(73,431,998)	(274,410)	(302,030)	(356,402)
Portfolio at end of year	$250,966,112	$398,727,727	$464,651,332	1,624,762	2,486,038	2,861,918

(1)	We retained the subservicing on MSRs that we sold in 2013.
Year Ended December 31, 2015 versus 2014
The key driver of our servicing segment operating results, as compared to 2014, was a decrease in servicing revenue, resulting from a 23% decline in the average UPB of our residential servicing portfolio primarily due to asset sales and portfolio runoff that was not accompanied by a corresponding decrease in expenses. In order to return to profitability, we need to decrease our expenses to a level more appropriately aligned with our reduced revenue profile. Accordingly, during the third quarter of 2015, we announced a cost improvement initiative with the goal of reducing 2016 expenses by at least $150 million in comparison to 2015 expenses.
Total residential servicing and subservicing fees of $1.5 billion decreased 19% primarily as a result of a 23% decline in the average UPB of our servicing and subservicing portfolio due to MSR sales, transfers and runoff. A 21% decline in the average number of assets in our portfolio contributed to declines in ancillary fees and other servicing revenue.
Revenue associated with delinquent loan resolution strategies declined in line with an 18% decline in completed modifications. The portion of modifications completed under HAMP as a percentage of total modifications increased to 48% for 2015 as compared to 41% in 2014. The HAMP program expires on December 31, 2016. We recognized revenue of $235.6 million and $260.6 million during 2015 and 2014, respectively, in connection with loan modifications.
We estimate the balance of deferred servicing fees related to delinquent borrower payments was $458.7 million at December 31, 2015 compared to $527.6 million at December 31, 2014. The net decrease is primarily due to collections of loan principal and interest and resolutions of delinquent loans through modification, payoff or other resolution. We are contractually obligated to remit all deferred servicing fees collected in connection with MSRs underlying the sales of Rights to MSRs to NRZ. However, in addition to base servicing fees, we are entitled to performance fees that increase to the extent we collect deferred servicing fees. As such, the majority of the deferred servicing fees collected are recognized by us as revenue and as a reduction of interest expense related to the NRZ financing liability.
MSR valuation adjustments, including amortization, impairment and changes in fair value, decreased by $57.2 million as a result of MSR sales and lower mortgage interest rates during 2015. Declining interest rates typically result in increased prepayment activity for MSRs, which generally reduces the value of our MSRs as the underlying loans prepay faster. The fair value of our government-insured MSRs fell below their carrying value by $17.3 million at December 31, 2015, resulting in the recognition of an impairment charge.
While expenses, excluding the $371.1 million write-off of goodwill in 2014 and MSR related valuation adjustments, increased by only 1% in 2015, there were structural business dynamics that resulted in largely offsetting impacts.
We realized integration benefits of $65.0 million in 2015, including a $41.4 million decline in compensation and benefits, reflecting a 23% reduction in average U.S. based headcount and the migration of certain operations offshore where we realize cost efficiencies while maintaining operational effectiveness, enabling a reduction in our servicing-related outsourcing expenses of $23.6 million.
We are continuing to review the efficiency of the servicing operations to take advantage of additional cost improvement strategies aimed at increasing operating margins and improving borrower experience. We were able to reduce servicing related expenses in connection with non-recoverable advances and receivables (Servicing and origination expense and Other expense) by $47.8 million, to $79.4 million in 2015 as compared to $127.2 million in 2014 through execution of process improvements and simplification of our operations in connection with the sale of Agency MSRs.
Offsetting the effects of the integration benefits and operational improvements were increases of $41.1 million in costs charged through corporate overhead allocations (excluding $39.1 million in technology allocations), $33.8 million in legal expenses and $31.3 million in Ginnie Mae claim losses. The higher overhead allocations reflect the investments we are making to build out our risk and compliance functions. Legal expenses increased primarily due to the costs of defending ourselves in proceedings alleging violations of federal, state and local laws and regulations governing our servicing activities, including proceedings relating to our lender placed insurance arrangements and proceedings brought under the False Claims Act by private citizens. Ginnie Mae claim losses increased in line with an 84% increase in the number of FHA claims completed during 2015.
Interest expense declined by $68.8 million, or 13%, in 2015 due principally to a $77.6 million decrease in interest on the NRZ financing liabilities (net of an increase of $14.3 million due to additional payments in connection with downgrades to our S&P servicer rating) and a $17.7 million decrease in interest on the SSTL as a result of mandatory and voluntary prepayments totaling $865.8 million during 2015. These decreases were partly offset by additional financing fees paid in connection with renewing and modifying our servicing advance financing facilities and accelerated amortization of financing fees on the SSTL as a result of the prepayments.
Under the agreements associated with the NRZ/HLSS Transactions, we remit servicing fees collected on the underlying MSRs, except for the ancillary fees (other than float earnings). The servicing fees that we remit, net of the subservicing and performance fees that we receive, are accounted for as a reduction of the NRZ financing liability and as interest expense. Changes in the fair value of the MSRs underlying the financing liability are also included in the amount reported as interest expense.
Other income for 2015 includes net gains of $83.9 million recognized on the sale of Agency MSRs relating to loans with a UPB of $87.6 billion.
Year Ended December 31, 2014 versus 2013
Residential servicing and subservicing revenue for 2014 was $1.9 billion, a 4% increase over 2013 due to a 4% increase in the average UPB of assets serviced.
Completed modifications decreased by 10% in 2014 versus an increase of 38% in 2013. Of the total modifications completed during 2014, 48% included principal modifications as compared to 55% in 2013. We recognized servicing fee, late charge and HAMP fee revenue of $260.6 million and $278.0 million during 2014 and 2013, respectively, in connection with modifications.
Overall, the non-performing delinquency rate based on UPB dropped from 15% at December 31, 2013 to 13% at December 31, 2014 largely due to improvements in our overall portfolio delinquency rates, which are driven by modifications, improvements in our early loss mitigation efforts, full-year realization of repayment plans and general improvements in the economic environment.
We estimate the balance of deferred servicing fees related to delinquent borrower payments was $527.6 million at December 31, 2014 compared to $583.0 million at December 31, 2013. The net decrease is primarily due to collections and resolutions of delinquent loans through modification, payoff or through the sale of the underlying mortgaged property following foreclosure.
Gain on loans held for sale, net includes $54.7 million and $35.1 million gains on the sale of modified FHA and VA loans during 2014 and 2013, respectively. Gains increased in 2014 largely due to gains recognized in connection with three EBO transactions whereby we purchased delinquent FHA-insured loans out of Ginnie Mae guaranteed securitizations and immediately sold the loans and related advances to third parties.
As a result of an interim evaluation of goodwill as of December 31, 2014, we recognized an impairment loss of $371.1 million in 2014 representing the full impairment of the carrying value of goodwill in the Servicing segment. See Note 12 — Goodwill for additional information.
MSR valuation adjustments, including amortization and changes in fair value, increased by $22.3 million in 2014. We recognized losses of $22.1 million during 2014 in connection with changes in the value of our fair value elected MSRs as primary mortgage rates fell 0.54%, and recognized gains of $30.8 million during 2013 on an increase in the primary mortgage rate of 0.87%. Amortization decreased $33.1 million as a result of the effects of the change in accounting estimate in the first quarter of 2014, which reduced amortization expense by $89.9 million during 2014, offset in part by a full year of amortization related to asset and platform acquisitions completed in 2013.
Expenses, excluding goodwill impairment and MSR valuation adjustments, increased by $153.9 million in 2014, or 18%, as compared to 2013 primarily due to platform integration costs and higher professional services expenses. We completed the integration of the ResCap platform in the fourth quarter of 2014 but continued to incur the operating costs of maintaining the platform. Operating expenses for 2014 also included a full twelve months of costs attributed to the ResCap Acquisition, which closed on February 15, 2013.

Higher Servicing and origination expenses and Technology and communication expenses and lower Compensation and benefit expenses are primarily attributable to the platform integrations during 2014. We also recognized $49.9 million of additional bad debt expense during 2014 as compared to 2013 largely in connection with a write-down of receivables and advances that became unrecoverable due to operating inefficiencies resulting from the platform and acquisition integrations.
Professional services expense increased largely because of higher legal costs and a decrease in amounts that we billed for reimbursement of transition services related to the ResCap Acquisition.
Overhead cost allocations for corporate support services, including law, human resources, compliance, accounting and finance, increased $65.2 million in 2014 as compared to 2013 mainly due to the integration of Homeward and ResCap support functions during 2013, which were previously charged directly to the Servicing segment, and higher regulatory compliance costs incurred by the corporate support groups.
Interest expense increased by $133.7 million, or 35%, during 2014 as compared to 2013, with $132.1 million attributable to a 22% increase in the average balance of the NRZ financing liabilities. This increase was partly offset by a $14.4 million decline in interest expense due to decreases in the average effective interest rate on our match funded advance financing facilities.
Lending
We originate and purchase conventional and government-insured forward mortgage loans through our Homeward forward lending operations. Loans are acquired through three primary channels: correspondent lender relationships, broker relationships and directly with mortgage customers (retail). Per-loan margins vary by channel, with correspondent typically being the lowest margin and retail the highest margin. After origination, we package and sell the loans in the secondary mortgage market, through GSE securitizations and whole loan transactions. We typically retain the associated MSRs as we view this as a low cost means to acquire MSRs with good return profiles. Lending revenues include interest income earned for the period the loans are held by us, gain on sale revenue which represents the difference between the origination value and the sale value of the loan, and fee income earned at origination.
Reverse mortgages are originated and purchased through our Liberty reverse lending operations under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae HMBS program. We have originated variable rate HECM loans under which the borrowers have additional borrowing capacity of $922.8 million at December 31, 2015. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with these future draws. We recognize this Future Value over time as future draws are securitized or sold. At December 31, 2015, Future Value is estimated to be $67.7 million. We use a third-party valuation expert to determine Future Value based on the net present value of the estimated future cash flows of the loans and utilizing a discount rate of 12% and projected performance assumptions in line with historical experience and industry benchmarks.
The UPB of our loan production, by channel, is as follows:

	Correspondent	Wholesale	Retail	Total
Year Ended December 31, 2015
Forward loans	$1,862,140	$1,333,225	$735,543	$3,930,908
Reverse loans	284,147	371,406	154,120	809,673
Total	$2,146,287	$1,704,631	$889,663	$4,740,581

Year Ended December 31, 2014
Forward loans	$2,299,273	$856,468	$1,102,126	$4,257,867
Reverse loans	178,893	332,092	164,481	675,466
Total	$2,478,166	$1,188,560	$1,266,607	$4,933,333
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

As noted above, our lending business represents an organic source of new MSRs for our servicing business through the MSRs retained from originated and purchased loans that we sell into the secondary market. A portion of our servicing portfolio is susceptible to refinance activity during periods of declining interest rates. This runoff results in a decline in the fair value of our conventional and prime non-Agency serviced portfolio. Our lending activity partially mitigates this risk. Origination volume and related gains have historically offset, to a degree, the economic impact of declining MSR values as interest rates decline.
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
Forward Mortgage Lending
Mortgage Rates. Changes in mortgage rates directly impact the demand for both purchase and refinance forward mortgages. Small changes in mortgage rates directly impact housing affordability for both first-time and move-up home buyers and affect their ability to purchase a home. For refinance loans, current market mortgage rates must be considered relative to the rates on the current mortgage debt outstanding. As the time and cost to refinance has decreased, relatively small reductions in mortgage rates can trigger higher refinancing activity. Given the large size of U.S. residential forward mortgage debt outstanding, the impact of mortgage rate changes can drive significant swings in mortgage refinance volume. The January 2016 Fannie Mae forecast projects a decline in refinance volume from 2015 to 2016 of approximately 42% after an estimated 50% increase in 2015.
In May 2015, the FHFA announced a one-year extension of HARP to December 31, 2016. This program allows borrowers with loans sold to Fannie Mae or Freddie Mac prior to June 1, 2009 to refinance through a simplified process with broader underwriting guidelines, most notably, higher loan to value (LTV) ratios. Since the HARP program was introduced, it has provided a boost to lending volumes and higher relative margins. HARP loans provide for broader refinance opportunities and for effective portfolio recapture. We originated loans with a total UPB of approximately $786.0 million through HARP in 2015, which represented approximately 20% of total forward loan originations for the year.
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
The effect of home prices on lending volumes is significant and complex. As home prices go up, home equity increases and this improves the position of existing homeowners either to refinance or to sell their home, which likely leads to a new home purchase and a new forward mortgage loan. However, if home prices increase rapidly, the effect on affordability for first-time and move-up buyers can dampen the demand for mortgage loans. The more restrictive standards for LTV ratios, debt to income (DTI) ratios and employment that characterize the current market amplify the significance and sensitivity of the housing market and related mortgage lending volumes to employment levels and home prices.
Secondary Market Liquidity. The liquidity of the secondary market impacts the size of the market by defining loan attributes and credit guidelines for loans that investors are willing to buy and at what price. In recent years, the GSEs have been the dominant providers of secondary market liquidity, keeping the product and credit spectrum relatively homogeneous and risk averse (higher credit standards). There is ongoing debate about the future role of the GSEs in the mortgage market, including winding down the GSEs and reducing (e.g., by lowering the loan and/or LTV limits) or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans. The timing and magnitude of any potential change is difficult to predict but could have a material impact on secondary market liquidity and, therefore, mortgage market size and/or product composition.
Regulatory Environment. Ongoing regulatory development in the mortgage industry has resulted in added costs and complexity, including higher costs for operational support, risk and compliance monitoring and oversight, legal and technology. The CFPB adopted new regulations that went into effect in 2014 which require mortgage originators to evaluate a borrower’s ability to repay their mortgage. Overall, these rules had the initial effect of increasing costs and constraining market size.
Margins. Changes in pricing margin are closely correlated with changes in market size. As loan demand and market capacity move out of alignment, pricing adjusts. In a growing market, margins expand and in a contracting market, margins tighten as lenders seek to keep their production at or close to full capacity. Managing capacity and cost is critical as volumes change. The challenge is greatest in the higher cost channels. Among our channels, our costs per loan are highest in the retail channel and lowest in the correspondent channel. We work directly with the borrower to process, underwrite and close loans in our retail and wholesale channels. In our retail channel, we also identify the customer and take loan applications. As a result, our retail channel is the most people- and cost-intensive and also experiences the greatest volume volatility, as this channel is primarily focused on the refinance (recapture) market.
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
Borrower and Investor Demand. Changes in HUD guidelines and costs can affect borrower demand for the reverse mortgage product. Borrower demand for the reverse mortgage product is also influenced by alternative financing sources such as traditional home equity loans. Investor demand has remained strong due to a number of factors, including FHA insurance, which protects investors against borrower performance risk, and the relatively lower prepayment risk when compared to other alternative financing sources.
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
Future Value. We retain the servicing rights to reverse loans securitized through the HMBS program. Variable rate HECM loans allow borrowers to make additional draws in the future. These draws are funded by us as the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with these Future Value draws although we must maintain minimum capital requirements designed to ensure that we are able to fund these Future Value draws. We recognize the Future Value as borrowers make future draws.

The following table presents the results of operations of the Lending segment for the years ended December 31, 2015, 2014 and 2013. We acquired Liberty’s reverse loan origination platform on April 1, 2013. The amounts presented are before the elimination of balances and transactions with our other segments:

				% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenue
Gain on loans held for sale, net
Forward mortgages	$64,102	$56,900	$48,561	13%	17%
Reverse mortgages	30,233	26,649	33,645	13%	(21)%
	94,335	83,549	82,206	13%	2%
Other	30,389	35,671	38,693	(15)%	(8)%
Total revenue	124,724	119,220	120,899	5%	(1)%

Expenses
Compensation and benefits	53,468	56,314	56,394	(5)%	—%
Goodwill impairment loss	—	49,122	—	(100)%	n/m
Amortization of mortgage servicing rights	345	705	255	(51)%	176%
Servicing and origination	9,586	14,470	12,843	(34)%	13%
Technology and communications	4,718	4,901	4,402	(4)%	11%
Professional services	2,246	4,350	4,780	(48)%	(9)%
Occupancy and equipment	5,173	4,796	5,420	8%	(12)%
Other	22,156	21,614	14,100	3%	53%
Total expenses	97,692	156,272	98,194	(37)%	59%

Other income (expense)
Interest income	14,669	16,459	16,295	(11)%	1%
Interest expense	(9,859)	(10,725)	(13,508)	(8)%	(21)%
Gain on debt redemption	—	2,609	8,349	(100)%	(69)%
Other, net	2,123	1,867	1,783	14%	5%
Other income (expense), net	6,933	10,210	12,919	(32)%	(21)%

Income (loss) before income taxes	$33,965	$(26,842)	$35,624	(227)%	(175)%
n/m: not meaningful
Year Ended December 31, 2015 versus 2014
Lending pre-tax income improved by $60.8 million, or 227%, in 2015 as compared to 2014 due to a $54.4 million increase in pre-tax income of the Homeward forward lending operations and a $6.4 million improvement in pre-tax income of the Liberty reverse mortgage operations. Our forward lending operations generated $34.3 million of pre-tax income in 2015 while our reverse lending operations incurred a pre-tax loss of $0.3 million. Total funding decreased by $192.8 million, or 4%, due to a $327.0 million decrease in forward lending volume and a $134.2 million increase in reverse mortgage volume. Gains on loans held for sale, net increased $10.8 million primarily due to higher margins in forward lending and the increase in reverse lending origination volume.
Expenses related to the Homeward and Liberty platforms are driven largely by production volume, with direct acquisition costs offset by origination fee income that is included in Other revenue. The $58.6 million decline in total expenses in 2015 was largely due to the $49.1 million goodwill impairment loss recognized in 2014.
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
Homeward forward lending revenues increased by $3.2 million, or 4%, in 2015 from 2014 levels to a total of $77.1 million. The increase in revenue was due to the effect of higher margins in the correspondent and retail channels and higher volume in the wholesale channel, which were partially offset by volume declines in the retail and correspondent channels. Total forward mortgage originations decreased to $3.9 billion, which was $327.0 million, or 8%, lower than originations in 2014. Forward lending Other revenue declined by $4.0 million principally as a result of a $4.6 million decline in setup fees on originated loans as a result of in the change in the mix of originations, because of the declines in the retail and correspondent channels. Forward lending expenses of $48.2 million represented a decrease of $55.7 million, or 54%, from 2014, primarily because of the goodwill impairment loss of $46.2 million recognized in 2014. Also contributing to the decline in expenses were lower Compensation and benefits expense because of relatively greater use of offshore personnel and reduced use of temporary personnel and lower Servicing and origination expense that are primarily the result of lower volume and improved cost containment efforts.
Liberty reverse lending revenues of $47.7 million increased by $2.3 million, or 5%. Total expenses declined by $2.9 million, or 6%. The increase in revenue was primarily due to higher funded volume, predominantly in the wholesale and correspondent channels. Margin rate declines in the wholesale and correspondent channels were partially offset by a margin increase in the retail channel. Funded reverse mortgage volume of $809.7 million increased $134.2 million, or 19.9%, from 2014. The decline in expenses is primarily due to the $3.0 million goodwill impairment loss recognized in 2014. Results for 2014 were negatively impacted by HUD’s changes to the HECM program in 2013. The HECM program changes instituted by HUD resulted in the reverse mortgage market shifting from one that consisted primarily of fixed rate products to one where variable rate products predominated, which resulted in a consequent decrease in volumes and a lower loan size at origination for the industry and for Liberty.
Year Ended December 31, 2014 versus 2013
Lending pre-tax income declined by $62.5 million, or 175%, for 2014 as compared to 2013 due to a $54.9 million decline in pre-tax earnings of the Homeward forward lending operations and a $7.5 million decline in pre-tax earnings of the Liberty reverse mortgage operations. However, the overall margin rate increased in 2014 as compared to 2013 for both forward and reverse operations. Total funding declined by $2.8 billion, or 36.0%, due to a $2.5 billion reduction in forward lending volume and a $289.7 million reduction in reverse mortgage volume.
Total expenses increased by $58.1 million, or 59% as compared to 2013. As a result of an interim evaluation of goodwill as of December 31, 2014, we recognized an impairment loss of $49.1 million in 2014 representing the full impairment of the carrying value of goodwill in the Lending segment. See Note 12 — Goodwill for additional information.
Forward lending operations, in 2014, incurred a $20.1 million pre-tax loss, which was a decrease of $54.9 million, or 158%, from 2013 pre-tax earnings. This decrease occurred in spite of a shift in channel business mix from the lower margin correspondent channel to the higher margin retail channel, which resulted in better margin rates in 2014. In 2014, Homeward forward lending revenues increased by $0.6 million, or 1%, from 2013 levels to a total of $73.8 million. This increase occurred in spite of a decline in mortgage originations to $4.3 billion, which was $2.5 billion, or 37%, less than originations in 2013. However, forward lending expenses in 2014 of $103.9 million represented an increase of $53.3 million, or 106%, from 2013, principally because of the goodwill impairment loss of $46.2 million and a $4.2 million increase in overhead cost allocations for corporate support services as well as increases in Compensation and benefits and Servicing and origination expenses. The increase in overhead allocations is primarily due to the increase in regulatory compliance costs incurred by the corporate support groups in 2014.
As part of forward lending, we have, from time to time, sold to an unrelated third party MSRs for certain forward loans that may qualify for refinancing under the HARP program. We account for these transactions as secured financings. Upon repurchase of the MSRs related to those loans that were successfully refinanced, we recognize gains on the retirement of the related financing liabilities. Retirements of such financing liabilities during 2014 generated $2.6 million of such gains, a decline of $5.7 million as compared to 2013. The population of MSRs was sold in early 2013, and most of the high potential HARP refinances occurred within that year.
Reverse lending operations incurred a pre-tax loss of $6.7 million as compared to pre-tax income of $0.8 million in 2013. However, of the $6.7 million of losses in 2014, $6.3 million were incurred in the first quarter. Aggressive cost reduction efforts, and improved margins limited losses for the remainder of 2014. In 2014, Liberty reverse lending revenues of $45.4 million declined $2.3 million, or 5%, and funded reverse mortgage volume of $675.5 million declined $289.7 million, or 30%, from 2013. Expenses increased by $4.8 million in 2014 largely due to the goodwill impairment loss of $3.0 million.

Corporate Items and Other
Corporate Items and Other includes revenues and expenses that are not directly related to other reportable segments, business activities that are individually insignificant, interest income on short-term investments of cash, interest expense on unsecured corporate debt and certain corporate expenses. Our cash balances are included in Corporate Items and Other.
New business activities that are currently insignificant include providing secured floor plan lending to used car dealerships through our ACS venture and providing financing to investors to purchase single-family homes and apartments for lease through our Liberty Rental Finance venture. Business activities that are not considered to be of continuing significance include residential subprime non-Agency loans held for sale (at lower of cost or fair value), investments in residential mortgage-backed securities and affordable housing investment activities. Corporate Items and Other also included the diversified fee-based businesses that we acquired as part of the Homeward and ResCap acquisitions and sold to Altisource in March and April 2013, respectively. Services provided by the diversified fee-based businesses included property valuation, REO management, title and closing services.
Portions of interest income and interest expense are allocated to the Servicing and Lending segments, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. Expenses incurred by corporate support services are also allocated to the Servicing and Lending segments.
The following table presents selected results of operations of Corporate Items and Other for the years ended December 31, 2015, 2014 and 2013. The amounts presented are before the elimination of balances and transactions with our other segments:

				% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenue	$2,895	$6,825	$22,092	(58)%	(69)%

Expenses
Compensation and benefits	131,813	88,043	65,785	50%	34%
Amortization of mortgage servicing rights	—	199	—	(100)%	n/m
Servicing and origination	2,110	26	4,103	n/m	(99)%
Technology and communications	61,009	37,821	26,585	61%	42%
Professional services	144,192	240,894	84,267	(40)%	186%
Occupancy and equipment	22,036	13,050	13,958	69%	(7)%
Other	38,581	16,434	3,052	135%	438%
Total expenses before corporate overhead allocations	399,741	396,467	197,750	1%	100%
Corporate overhead allocations
Servicing segment	(235,407)	(155,230)	(90,073)	52%	72%
Lending segment	(5,663)	(5,468)	(489)	4%	n/m
Total expenses	158,671	235,769	107,188	(33)%	120%

Other income (expense), net
Interest income	2,607	3,551	4,461	(27)%	(20)%
Interest expense	(26,137)	(15,891)	(601)	64%	n/m
Other	(396)	(943)	6,424	(58)%	(115)%
Other income (expense), net	(23,926)	(13,283)	10,284	80%	(229)%

Loss before income taxes	$(179,702)	$(242,227)	$(74,812)	(26)%	224%
n/m: not meaningful
Year Ended December 31, 2015 versus 2014
Total expenses decreased by $77.1 million in 2015 as compared to 2014. Professional services declined by $96.7 million due to the $150.0 million charge recognized during 2014 in connection with the NY DFS settlement, partially offset by strategic advisor costs of $25.1 million incurred in 2015 and higher regulatory monitoring and compliance costs. The expenses we incurred for the three monitoring firms under our NY DFS, CA DBO and Ocwen National Mortgage Settlement settlements increased from $39.4 million in 2014 to $49.9 million in 2015. The decrease in Professional services was partially offset by higher Technology and communications and Other expenses, primarily as a result of costs to maintain and exit the legacy ResCap servicing platform, which were $18.4 million in 2015 versus $3.3 million in 2014. Additionally, in 2015, we completed the realignment of certain support group functions into Corporate Items and Other that had previously been charged directly to the Servicing and Lending segments. This realignment, coupled with increased investments in our risk and compliance infrastructure, accounts for the majority of the increases in the remaining expense categories. However, the increases are then largely offset by increased overhead allocations back to the Servicing and Lending segments.
Interest expense for 2015 and 2014 includes $26.3 million and $15.6 million, respectively, on the $350.0 million Senior Unsecured Notes that we issued on May 12, 2014.
Year Ended December 31, 2014 versus 2013
Revenues declined by $15.3 million as compared to 2013, which included $16.7 million related to the diversified fee-based businesses that we acquired as part of the Homeward and ResCap acquisitions and subsequently sold to Altisource in 2013.
Total expenses increased by $128.6 million in 2014 as compared to 2013. Professional services were higher by $156.6 million, driven by the $150.0 million charge we recognized in 2014 related to the NY DFS settlement, third-party monitoring costs of $39.4 million which have not been allocated to Servicing and Lending segments, a charge of $15.0 million to establish a liability for estimated costs associated with our plan to remediate the letter-dating issues raised by the NY DFS and a $2.5 million charge related to the CA DBO settlement. Partially offsetting these increases in Professional Services was the $53.5 million charge that we recorded in connection with the Ocwen National Mortgage Settlement in 2013. Compensation and benefits increased due in part to the accelerated recognition of $5.7 million of expenses related to the surrender of stock options, as well as the impact in 2014 of beginning the realignment of certain support group functions into Corporate Items and Other that had previously been charged directly to the Servicing and Lending segments. This realignment also accounts for the majority of the increases in the remaining expense categories, although the increases are then largely offset by higher overhead allocations back to the Servicing and Lending segments. Additionally, 2013 expenses included $15.3 million related to the diversified fee-based businesses that we sold to Altisource, comprised primarily of Compensation and benefits and Servicing and origination expenses. See Note 27 — Contingencies for additional information regarding regulatory settlements.
Interest expense increased in 2014 due to $15.6 million of interest expense on the $350.0 million Senior Unsecured Notes that we issued on May 12, 2014.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At December 31, 2015, our cash position was $257.3 million compared to $129.5 million at December 31, 2014. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts. Our priorities for deployment of excess cash are: (1) supporting our core servicing and lending businesses and investing in these core assets, (2) reducing corporate leverage, (3) reducing revolving lines of credit in order to reduce interest expense, (4) expanding into similar or complementary businesses that meet our return on capital requirements and (5) repurchasing shares of our common stock.
Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues;

•	Proceeds from match funded liabilities;

•	Proceeds from other borrowings, including warehouse facilities;

•	Proceeds from sales of MSRs and related servicing advances; and

•	Proceeds from sales of originated loans and repurchased loans.
Our ability to finance servicing advances is a significant factor that affects our liquidity. Our use of advance financing facilities is integral to our servicing advance financing strategy. The revolving notes issued by our advance funding facilities generally have a 364-day revolving period, although we issue one- and two-year term notes with one- and two-year maturities. The revolving periods for variable funding notes with a total borrowing capacity of $825.0 million as well as the term of $500.0 million of our one-year term notes end in 2016.
Borrowings under our advance financing facilities are incurred by special purpose entities (SPEs) that we consolidate because we have determined that Ocwen is the primary beneficiary of the SPE. We transfer the financed advances to the SPEs, and the SPEs issue debt supported by collections on the transferred advances. Holders of the debt issued by the SPEs have recourse only to the assets of the SPEs for satisfaction of the debt. In connection with our sale of servicing advances to these advance financing SPEs and to NRZ in connection with the Rights to MSRs, we make certain representations, warranties and covenants primarily focused on the nature of the transferred advance receivables and on our servicing practices.
Advances and match funded advances comprised 29% of total assets at December 31, 2015. Our borrowings under our advance funding facilities are secured by pledges of servicing advances that are sold to the related SPE and by cash held in debt service accounts. During 2015, our investment in advances and match funded advances in our Servicing segment declined by $1.2 billion, principally as a result of our sales of MSRs. This allowed us to reduce the maximum borrowing capacity of our advance funding facilities by $700.0 million to $1.7 billion. This decrease was the result of:

•	Our voluntary termination of a $50.0 million commercial advance funding facility;

•	The scheduled $50.0 million reduction in the capacity of our OSART III facility;

•	The negotiated decrease of $300.0 million in the capacity of our OMART facility ; and

•	The scheduled decrease of $225.0 million in the capacity of our OFAF facility and a further negotiated decrease of $75.0 million.
As a result, our unused advance borrowing capacity decreased from $334.8 million to $141.0 million, as we were successful in adjusting the borrowing capacity of our advance facilities in response to our reduced financing needs. Our ability to continue to pledge collateral under each advance financing facility depends on the performance of the collateral. At December 31, 2015, only $24.5 million of the available borrowing capacity could be used based on the amount of available collateral.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. These warehouse facilities are structured as repurchase agreements or participation agreements under which ownership of the loans is temporarily transferred to a lender. The loans are transferred at a discount or “haircut” which serves as the primary credit enhancement for the lender. Currently, all of our master repurchase and participation agreements for financing new loan originations have 364-day terms. The funds are repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days. At December 31, 2015, we had total borrowing capacity under our warehouse facilities of $550.0 million. Of the borrowing capacity extended on a committed basis, $43.8 million was available at December 31, 2015, including our warehouse facilities for reverse mortgages. Of the borrowing capacity extended on an uncommitted basis or at the discretion of the lender, $163.9 million remained available at December 31, 2015. See Note 14 — Borrowings to our Consolidated Financial Statements for additional details.
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
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock, transferring assets or making loans, investments or acquisitions. As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include noncompliance with our covenants, nonpayment of principal or interest, material misrepresentations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. Covenants and default provisions of this type are commonly found in debt agreements such as ours. Certain of these covenants and default provisions are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies.
Our SSTL contains a number of financial covenants, including a consolidated total debt to consolidated tangible net worth ratio and a loan to collateral value ratio. We currently project that we will breach the consolidated total debt to consolidated tangible net worth ratio financial covenant under our Senior Secured Term Loan (SSTL) during 2016, depending upon the decrease in our net worth resulting from losses in the year, the impact of higher debt balances under our warehouse lines from expansion of our lending business and movements in interest rates, among other factors. In order to avoid an event of default arising from a covenant breach, we intend to repay, refinance or amend the SSTL prior to September 30, 2016, assuming we continue to project any covenant compliance issues based on our ongoing business performance. There are a number of actions we could take in terms of how we run our business that will impact our covenant compliance under the SSTL, including reducing our efforts to expand our lending business, reducing our planned investment in our ACS business and reducing the debt balances on our warehouse lines or paying down other debt. Alternately, in addition to the above-mentioned options for the SSTL, we have an ability to increase our tangible net worth by issuing common or preferred equity. Our ability to execute upon any planned course of action may be impacted by developments outside of our control such as developments in debt and equity capital markets. In the event we are not successful in completing these or other actions, we would likely be in default under the SSTL. In such circumstances, the SSTL lenders could accelerate our outstanding obligations under the SSTL and enforce their liens on the collateral securing the SSTL. An event of default under the SSTL, would trigger cross-defaults under other debt agreements meaning that the lenders under those facilities could accelerate outstanding obligations under those facilities and enforce any liens on the collateral securing such facilities. Accordingly, an event of default or acceleration of obligations under the SSTL would have a material adverse effect on our business operations and financial condition.
Use of Funds
Our primary uses of funds are:

•	Payments for advances in excess of collections on existing servicing portfolios;

•	Payment of interest and operating costs;

•	Funding of originated and repurchased loans;

•	Repayments of borrowings, including match funded liabilities and warehouse facilities; and

•	Working capital and other general corporate purposes.
Under the terms of our SSTL facility agreement, we are required to prepay the SSTL with 100% of the net sales proceeds from certain permitted asset sales, which generally include our announced Agency MSR sales. Prior to October 21, 2015, we were required to apply only 75% of net sales proceeds to such prepayments. During 2015, we prepaid $865.8 million of the SSTL facility, comprised of $585.8 million from net proceeds from sales of MSRs and the related advances and $280.0 million of voluntary prepayments.
On October 31, 2013, we announced that our board of directors had authorized a share repurchase program for an aggregate of up to $500.0 million of our issued and outstanding shares of common stock. The purpose of this program is to provide a tax efficient way to return cash to shareholders when management believes the shares are attractively priced. During the year ended December 31, 2015, we completed the repurchase of 625,705 shares of common stock under a $500.0 million stock repurchase program authorized by our board of directors for a total purchase price of $4.1 million. As of December 31, 2015, the approximate remaining value of shares that may be repurchased under the program was $125.6 million. The share repurchase program expires on the earlier of repurchase of the $500.0 million amount or July 31, 2016.
Outlook
We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to minimize liquidity risk.
In assessing our liquidity outlook, our primary focus is on six measures:

•	Business financial projections for revenues, costs and net income;

•	Requirements for maturing liabilities compared to amounts generated from maturing assets and operating cash flow;

•	Projected future sales of MSRs and servicing advances;

•	The change in advances and match funded advances compared to the change in match funded liabilities and available borrowing capacity;

•	Projected future originations and purchases of forward and reverse mortgage loans; and

•	Projected funding requirements of new business initiatives.
We have considered the impact of financial projections on our liquidity analysis and have evaluated the appropriateness of the key assumptions in our forecast such as revenues, overhead expenses, costs and sales of MSRs and other assets. We have analyzed our cash requirements and financial obligations. Based upon these evaluations and analyses, we believe that we have ample liquidity to meet our obligations and fund our operations through 2016.
Generally, the revolving notes issued by our advance funding facilities have a 364-day revolving period. The revolving periods end during 2016 for notes with a total borrowing capacity of $825.0 million and $684.0 million of outstanding borrowings at December 31, 2015 under these match funded notes. In the event we are unable to renew, replace or extend the revolving period of one or more of these advance funding facilities, monthly amortization of the outstanding balance must generally begin at the end of the respective 364-day revolving period. In addition, we would be required to begin repaying $500.0 million of our one-year term notes if we do not renew, replace or extend these notes during 2016.
Similarly, all of our master repurchase and participation agreements for financing new loan originations have 364-day terms and mature in 2016. At December 31, 2015, we had $342.3 million outstanding under these financing arrangements.

We currently expect that we will be able to renew, replace or extend our debt agreements as they become due, consistent with our historical experience.
We remain actively engaged with our lenders, and recent financing developments include the following:

•
We renewed three of our warehouse facilities that had a combined borrowing capacity of $460.0 million. We negotiated an increase in the borrowing capacity under one facility from $60.0 million to $100.0 million and a decrease in another facility from $300.0 million to $200.0 million. However, we increased the committed portion of the capacity of the second facility from $150.0 million to $200.0 million.

•	We repaid as scheduled $225.0 million of term notes under our OFAF advance financing facility and negotiated a reduction in the borrowing capacity of the variable funding notes by $75.0 million.

•
We renewed our OMART advance financing facility during the third quarter, as part of which we replaced one lender and issued new series of one- and two-year term notes. We also negotiated a series of reductions in the borrowing capacity of the OMART facility from $1.8 billion to $1.5 billion.

•	We renewed our OSART III facility with a borrowing capacity of $75.0 million.
Our liquidity forecast requires management to use judgment and estimates and includes factors that may be beyond our control. Additionally our actual results could differ materially from our estimates. If we were to default under any of our debt agreements, it could become very difficult for us to renew, replace or extend our debt agreements. Challenges to our liquidity position could have a material adverse effect on our operating results and financial condition and could cause us to take actions that would be outside the normal course of our operations to generate additional liquidity.
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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	B2	Stable	June 3, 2015
S&P	B	Stable	December 23, 2015
Fitch	B-	Stable	June 24, 2015
Kroll	B+	Stable	January 4, 2016
Moody’s announced an upgrade of our corporate rating on June 3, 2015 and changed its outlook from negative to stable. On December 23, 2015, S&P changed its outlook from negative to stable. On June 24, 2015, Fitch affirmed our corporate rating and changed its outlook from negative to stable. On January 4, 2016, Kroll Bond Ratings initiated its corporate rating at B+ with a stable outlook. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
Cash Flows
Our operating cash flow is primarily impacted by the receipt of servicing fees, changes in our servicing advance balances, operating losses, the level of new loan production and the timing of sales and securitizations of forward mortgage loans. To the extent we sell MSRs related to delinquent loans, we accelerate the recovery of the related advances. We also receive any outstanding deferred servicing fees upon termination of a servicing agreement. We classify proceeds from the sale of servicing advances, including advances sold in connection with the sale of MSRs, as investing activity.
Cash flows for the year ended December 31, 2015
Our operating activities provided $581.6 million of cash largely due to $531.3 million of net collections of servicing advances and $124.5 million of net cash received on loans held for sale.
Our investing activities provided $280.4 million of cash. Cash inflows include the receipt of $686.8 million of net proceeds from the sale of Agency MSRs, $486.3 million of proceeds from the sale of advances and $151.1 million of reverse mortgages collections. These cash inflows were largely offset by reverse mortgage originations of $1.0 billion.

Our financing activities used $734.2 million of cash. Cash outflows were primarily comprised of $506.2 million of net repayments on match funded liabilities from net advance recoveries, $878.8 million of repayments on the SSTL, including $865.8 million of prepayments (of which $585.8 million were mandatory prepayments from proceeds of sales of MSRs and the related advances) and an $86.1 million net reduction in borrowings under mortgage warehouse facilities used to fund loan originations. These cash outflows were offset by $1.0 billion received in connection with our reverse mortgage securitizations, which are accounted for as secured financings.
Cash flows for the year ended December 31, 2014
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
Our investing activities used $958.2 million of cash. Investing activities include cash outflows in connection with our reverse mortgage securitizations of $816.9 million accounted for as secured financings. In addition, we paid $222.7 million in connection with acquisitions completed during 2014.
Our financing activities provided $556.7 million of cash. Cash provided by our financing activities includes $783.0 million in connection with our reverse mortgage securitization activities. Financing activities also include $343.3 million of cash received in connection with the issuance of $350.0 million of Senior Unsecured Notes, net of the payment of $6.7 million of debt issuance costs. In addition, we received $123.6 million of proceeds from the OASIS transaction involving the financing of Freddie Mac MSRs and $89.0 million of proceeds from the sale of advances to NRZ acquired in connection with the Ginnie Mae EBO program, both of which we accounted for as financing transactions. These cash inflows were partially offset by a $274.6 million net paydown of match funded liabilities using a portion of the proceeds from the newly issued Senior Unsecured Notes and a $26.6 million net reduction in borrowings under mortgage warehouse facilities used to fund originated forward loans, which declined during the year. We also completed the repurchase of 12,370,692 shares of common stock for $382.5 million, including 10,420,396 shares for $310.2 million under our stock repurchase program and 1,950,296 shares for $72.3 million, which we issued upon conversion of the remaining 62,000 shares of outstanding preferred stock.
Cash flows for the year ended December 31, 2013
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
Our financing activities provided $1.5 billion of cash. To finance the ResCap acquisition, we deployed $840.0 million of net additional capital from the proceeds of a new $1.3 billion SSTL facility and borrowed $1.2 billion pursuant to three servicing advance facilities, offset by our repayment of the old SSTL, which had an outstanding principal balance of $314.2 million at December 31, 2012. We also borrowed $1.9 billion under a new match funded advance facility primarily to finance advances acquired in connection with the OneWest MSR transaction. We received $447.8 million from the sale of Rights to MSRs to NRZ in transactions accounted for as financings. We used collections of servicing advances and $3.0 billion of the proceeds received from the NRZ/HLSS Transactions to repay match funded liabilities. Debt issuance costs paid on the new SSTL were $25.8 million. We also repaid the $75.0 million loan from Altisource that we had used to fund a portion of the Homeward acquisition. Cash provided by our financing activities also includes $605.0 million in connection with our reverse mortgage securitization activities. We paid $157.9 million to repurchase the 3,145,640 shares of common stock we issued upon conversion of 100,000 of the outstanding shares of Series A Perpetual Convertible Preferred stock. We also repurchased 1,125,707 shares of common stock under the stock repurchase program, paying $60.0 million in connection with these repurchases.
RISK MANAGEMENT
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, monitor and manage the types of risk to which we are subject, including market risk, credit risk, liquidity risk, reputational risk and operational risk. Market risk is the risk of loss arising from changes in the fair value of our assets or liabilities, including derivatives, caused by movements in market variables such as interest rates. Credit risk is the risk that a borrower or counterparty might default on any type of debt or obligation by failing to make required payments. Liquidity risk is the risk that our financial condition is adversely affected by an inability, or perceived inability, to meet our financial obligations, or to withstand unforeseen liquidity stress events. Reputational risk is the risk that our actions or actions of others such as regulators or counterparties cause damage to our reputation. Operational risk is the risk of loss arising from inadequate or failed processes or systems, human factors or external events, and includes regulatory compliance and legal risks.
We have substantially increased our investment in risk management over the last two years. In 2014, we instituted changes to our risk management function by hiring a new Chief Risk Officer and a number of experienced risk managers. We established a new set of management committees to oversee risk and related control functions across the company. The purpose of these committees is to provide a framework for potential issues to be identified, assessed and addressed under the direction of senior executives from our business, risk, audit, compliance, finance and law areas, as applicable. The committees have a hierarchical structure to provide for issues to be escalated as required. The most senior committee is the Enterprise Risk Management Committee, which is chaired by the Chief Risk Officer. The Enterprise Risk Management Committee allows for key issues from all management committees to be assessed and addressed by executive management. All business units and overhead functions are subject to unrestricted audits by our Internal Audit department. Internal Audit is granted unrestricted access to our records, physical properties, systems, management and employees in order to perform these audits. The Internal Audit department reports to the Audit Committee of the Board and assists the Audit Committee in fulfilling its governance and oversight responsibility.
Market Risk
Our principal market exposure is to interest rate risk due to the impact on our mortgage-related assets and commitments, including mortgage loans held for sale, Interest Rate Lock Commitments (IRLCs) and MSRs. Changes in interest rates could materially and adversely affect our volume of mortgage loan originations or reduce the value of our MSRs. We also have exposure to the effects of changes in interest rates on our borrowings, including advance financing facilities.
Interest rate risk is a function of (i) the timing of re-pricing and (ii) the dollar amount of assets and liabilities that re-price at various times. We are exposed to interest rate risk to the extent that our interest rate sensitive liabilities mature or re-price at different speeds, or on different bases, than interest-earning assets.
Our Market Risk Committee establishes and maintains policies that govern our hedging program, including such factors as our target hedge ratio, the hedge instruments that we are permitted to use in our hedging activities and the counterparties with whom we are permitted to enter into hedging transactions. See Note 17 — Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for additional information regarding our use of derivatives.
Match Funded Liabilities
We monitor the effect of increases in interest rates on the interest paid on our variable rate advance financing debt. Earnings on cash and float balances are a partial offset to our exposure to changes in interest expense. To the extent the projected excess of our variable rate debt over cash and float balances require, we would consider hedging this exposure with interest rate swaps or other derivative instruments. We may purchase interest rate caps as economic hedges (not designated as a hedge for accounting purposes) as required by certain of our advance financing arrangements.
IRLCs and Loans Held for Sale
IRLCs represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage loan applicant, whereby the interest rate on the loan is set prior to funding. In our lending business, mortgage loans held for sale and IRLCs are subject to the effects of changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans range from 5 to 90 days, but the majority of our commitments are for 15 days (in the correspondent and broker channels) or 60 days (for the retail channel). Our holding period for mortgage loans from funding to sale is typically less than 30 days. Our interest rate exposure on these derivative loan commitments is hedged with freestanding derivatives such as forward contracts. We enter into forward contracts with respect to both fixed and variable rate loan commitments.
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
Fair Value MSRs
We have elected to account for two classes of MSRs at fair value. The first is a class of Agency MSRs, principally originated during 2012, for which we hedged the interest rate risk because the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Effective April 1, 2013, we modified our strategy for managing the risks of the portfolio of loans underlying this class of fair value MSRs and closed out the remaining economic hedge positions associated with this class. We terminated these hedges because we determined that they were ineffective for large movements in interest rates and only assured losses in substantial increasing-rate environments. The second class of MSRs at fair value was designated on January 1, 2015, when we elected fair value accounting for a newly created class of non-Agency MSRs that we previously accounted for using the amortization method.
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at December 31, 2015 given hypothetical instantaneous parallel shifts in the yield curve. We used December 31, 2015 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$3,518	$(4,239)
Forward MBS trades	(3,609)	4,171
Total loans held for sale and related derivatives	(91)	(68)

Fair value MSRs	12,208	(12,268)
MSRs, embedded in pipeline	(62)	52
Total fair value MSRs	12,146	(12,216)

Total, net	$12,055	$(12,284)

Borrowings
The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates.
Based on December 31, 2015 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $19.0 million resulting from an increase of $24.6 million in annual interest income and an increase of $5.7 million in annual interest expense. The increase in interest expense reflects the effect of our hedging activities, which would offset $6.3 million of the increase in interest on our variable rate debt.

Interest Rate Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates categorized by expected maturity and the related fair value of these instruments at December 31, 2015 and 2014. We use certain assumptions to estimate the expected maturity and fair value of these instruments. We base expected maturities upon contractual maturity and projected repayments and prepayments of principal based on our historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience. Average interest rates are based on the contractual terms of the instrument and, in the case of variable rate instruments, reflect estimates of applicable forward rates. The average presented is the weighted average.

	Expected Maturity Date at December 31, 2015
	2016	2017	2018	2019	2020	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$67,001	$—	$—	$—	$—	$—	$67,001	$67,001
Average interest rate	0.92%	—	—	—	—	—	0.92%
Loans held for sale, at fair value	309,054	—	—	—	—	—	309,054	309,054
Average interest rate	4.11%	—	—	—	—	—	4.11%
Loans held for sale, at lower of cost or fair value (2)	1,704	69	93	383	437	102,306	104,992	104,992
Average interest rate	11.97%	12.27%	8.29%	10.17%	7.75%	4.42%	4.59%
Loans held for investment - reverse mortgages	213,928	280,883	275,925	243,516	274,887	1,199,114	2,488,253	2,488,253
Average interest rate	3.21%	3.45%	3.45%	3.46%	3.46%	3.48%	3.43%
Interest–earning collateral and debt service accounts	87,328	—	—	—	—	—	87,328	87,328
Average interest rate	0.84%	—	—	—	—	—	0.84%
Total rate-sensitive assets	$679,015	$280,952	$276,018	$243,899	$275,324	$1,301,420	$3,056,628	$3,056,628
Percent of total	22.21%	9.19%	9.03%	7.98%	9.01%	42.58%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities	$1,184,049	$400,000	$—	$—	$—	$—	$1,584,049	$1,581,786
Average interest rate	3.04%	3.48%	—	—	—	—	3.15%
Senior unsecured notes	—	—	—	350,000	—	—	350,000	318,063
Average interest rate	—	—	—	6.63%	—%	—	6.63%
SSTL and other borrowings (3)	397,660	12,361	372,402	—	—	—	782,423	783,276
Average interest rate	3.29%	5.50%	5.50%	—%	—	—	4.38%
Total rate-sensitive liabilities	$1,581,709	$412,361	$372,402	$350,000	$—	$—	$2,716,472	$2,683,125
Percent of total	58.23%	15.18%	13.71%	12.88%	—%	—%	100.00%

	Expected Maturity Date at December 31, 2015 (Notional Amounts)
	2016	2017	2018	2019	2020	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative Assets:
Interest rate caps	$733,333	$1,376,667	$—	$—	$—	$—	$2,110,000	$2,042
Average strike rate	2.05%	1.49%	—%	—	—	—	1.68%
Forward MBS trades	632,720	—	—	—	—	—	$632,720	$295
Average coupon	3.43%	—	—	—	—	—	3.43%
IRLCs	278,317	—	—	—	—	—	278,317	6,080
Total derivative assets	1,644,370	1,376,667	—	—	—	—	3,021,037	8,417
Forward LIBOR curve (4)	0.43%	1.03%	1.57%	1.80%	2.02%	2.22%

	Expected Maturity Date at December 31, 2014
	2015	2016	2017	2018	2019	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$75,101	$—	$—	$—	$—	$—	$75,101	$75,101
Average interest rate	1.16%	—	—	—	—	—	1.16%
Loans held for sale, at fair value	401,120	—	—	—	—	—	401,120	401,120
Average interest rate	4.26%	—	—	—	—	—	4.26%
Loans held for sale, at lower of cost or fair value (2)	2,051	—	55	98	420	84,868	87,492	87,492
Average interest rate	11.83%	—	8.78%	8.32%	10.01%	4.50%	4.74%
Loans held for investment - reverse mortgages	114,933	146,053	156,746	147,330	162,021	823,058	1,550,141	1,550,141
Average interest rate	2.94%	2.93%	2.94%	2.95%	2.96%	3.02%	2.96%
Interest–earning collateral and debt service accounts	97,029	—	—	—	—	—	97,029	97,029
Average interest rate	0.20%	—	—	—	—	—	0.20%
Total rate-sensitive assets	$690,234	$146,053	$156,801	$147,428	$162,441	$907,926	$2,210,883	$2,210,883
Percent of total	31.22%	6.61%	7.09%	6.67%	7.35%	41.07%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities	$2,090,247	$—	$—	$—	$—	$—	$2,090,247	$2,090,247
Average interest rate	1.97%	—	—	—	—	—	1.97%
Senior unsecured notes	—	—	—	—	350,000	—	350,000	321,563
Average interest rate	—	—	—	—	6.63%	—	6.63%
SSTL and other borrowings (3)	472,160	11,701	11,714	1,238,116	—	—	1,733,691	1,658,699
Average interest rate	2.53%	5.00%	5.00%	5.00%	—	—	4.33%
Total rate-sensitive liabilities	$2,562,407	$11,701	$11,714	$1,238,116	$350,000	$—	$4,173,938	$4,070,509
Percent of total	61.39%	0.28%	0.28%	29.66%	8.39%	—%	100.00%

	Expected Maturity Date at December 31, 2014 (Notional Amounts)
	2015	2016	2017	2018	2019	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative Assets:
Interest rate caps	$—	$733,332	$995,666	$—	$—	$—	$1,728,998	$567
Average strike rate	—	3.00%	3.00%	—	—	—	3.00%
IRLCs	239,406	—	—	—	—	—	239,406	6,065
Total derivative assets	239,406	733,332	995,666	—	—	—	1,968,404	6,632
Derivative Liabilities:
Forward MBS trades	703,725	—	—	—	—	—	703,725	2,854
Average coupon	3.54%	—	—	—	—	—	3.76%
Total derivative liabilities	703,725	—	—	—	—	—	703,725	2,854
Derivatives, net	$(464,319)	$733,332	$995,666	$—	$—	$—	$1,264,679	$3,778
Forward LIBOR curve (4)	0.26%	0.91%	1.85%	2.35%	2.58%	2.69%

(1)	See Note 5 — Fair Value to the Consolidated Financial Statements for additional fair value information on financial instruments.

(2)	Net of valuation allowances and including non-performing loans.

(3)
Excludes financing liabilities that result from sales of assets that do not qualify as sales for accounting purposes and, therefore, are accounted for as secured financings. These financing liabilities have no contractual maturity and are amortized over the life of the related assets.

(4)	Average 1-Month LIBOR for the periods indicated.
Liquidity Risk
We are exposed to liquidity risk primarily because the cash required to support the Servicing business includes the requirement to make advances pursuant to servicing contracts and the need to retain MSRs. We are also exposed to liquidity risk by our need to originate and finance mortgage loans and sell mortgage loans into the secondary market as well as by our need to fund additional future draws by borrows under variable rate HECM loans.
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
Operational Risk
Operational risk is inherent in each of our business lines and related support activities. This risk can manifest itself in various ways, including process execution errors, clerical or technological failures or errors, business interruptions and frauds, all of which could cause us to incur losses. Operational risk includes the following key risks:

•	legal risks, as we can have legal disputes with borrowers or counterparties;

•	compliance risks, as we are subject to many federal and state rules and regulations;

•	third-party risks, as we have many processes that have been outsourced to third parties;

•	information technology risks, as we operate many information systems that depend on proper functioning of hardware and software;

•	information security risk, as our information systems and associates handle personal financial data of borrowers.
To manage operational risk, we have a dedicated team of operational risk managers that oversees these risks on a daily basis, assisted by the third-party risk management and information security departments.
We have annual Risk Control Self-Assessment (RCSA) programs in which we map all company-wide business processes in order to identify risks and controls in each of them. These controls are tested for efficiency and efficacy and improved if necessary. We monitor these risks and controls on a daily basis through risk coverage teams.
In addition, we also have established policies and control frameworks designed to provide a sound and well-controlled operational environment. We mandate training for our employees in respect to these policies, require business line change control boards and conduct operating reviews on a regular basis. We have also an issue self-identification program, for employees to report to the central operational risk team operational and/or technological issues affecting their operations.
Compliance risk is managed through an enterprise-wide compliance risk management program designed to prevent, detect and deter compliance issues. Our compliance and risk management policies assign primary responsibility and accountability for the management of compliance risk in the lines of business to business line management. Our Chief Compliance Officer oversees the design, execution and administration of the enterprise-wide compliance program.
We seek to embed in our enterprise-wide approach toward risk management a culture of compliance and business line responsibility for managing operational and compliance risks. Ocwen has adopted a 'Three Lines of Defense' model to enable risks and controls to be properly managed on an on-going basis. The model delineates business line management's accountabilities and responsibilities over risk management and the control environment and includes mechanisms to assess the effectiveness of executing these responsibilities.
The first line of defense comprises predominantly business line management who are accountable and responsible for their day-to-day activities, processes and controls. The first line of defense is responsible for ensuring that key risks within their activities and operations are identified, mitigated and monitored by an appropriate control environment that is commensurate with the operations risk profile. The second line of defense comprises predominantly the corporate functions, such as Risk and Compliance, which are responsible for:

•	providing assurance, oversight, and challenge over the effectiveness of the risk and control activities conducted by the first line;

•	establishing frameworks to identify and measure the risks being taken by different parts of the business; and

•	monitoring risk levels, through the key indicators and oversight/assurance programs.
The third line of defense, Internal Audit, provides independent assurance as to the effectiveness of the design, implementation and embedding of the risk management frameworks, as well as the management of the risks and controls by the first line and control oversight by the second line.
Credit Risk
Consumer Credit Risk
We are not subject to the majority of the credit-related risks inherent in maintaining a mortgage loan portfolio as an investment because we sell the mortgage loans that we originate in the secondary market shortly after origination. We are exposed to early payment defaults from the time that we originate a loan to the time that the loan is sold in the secondary market. Early payment defaults are monitored and loans are audited by our quality assurance teams for origination defects. Our exposure to early payment defaults remains very limited and we do not anticipate material losses from this exposure.
Even though we have no payment default exposure on the loans we sell in the secondary market, we have loan repurchase and indemnification obligations arising from potential breaches of the representation and warranty provisions of our loan sales agreements. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and we may bear any subsequent loss on the mortgage loan. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss.
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
We maintain a liability for losses on loans that may be repurchased or indemnified as a result of breaches of representations and warranties. We base our loss estimate on our most recent data regarding loan repurchases and indemnity payments and actual credit losses and recoveries on repurchased loans, among other factors. Internal factors that affect our estimate include, among other things, the level of loan sales, the party to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors beyond our control that may affect our estimate include, among other things, the overall economic condition of the housing market, the economic condition of borrowers, the political environment at GSEs and the overall U.S. and world economy.
Consumer credit risk also affects the market value and profitability of our mortgage servicing portfolio. When a mortgage loan is in foreclosure, we are generally required to continue to advance delinquent principal and interest to the securitization trust and to make advances for delinquent taxes and insurance, foreclosure costs and the upkeep of vacant property in foreclosure to the extent that we determine that such amounts are recoverable. We use servicing advance financing facilities to fund a portion of our advance obligations. We repay the borrowed funds when the servicing advance receivable securing the borrowing is repaid, which is when the delinquency is resolved or when the property collateralizing the loan we service is liquidated through a foreclosure or REO sale. Therefore, servicing costs are generally higher on higher credit risk loans. In addition, higher credit risk loans are generally affected to a greater extent by an economic downturn or a deterioration of the housing market. An increase in delinquencies and foreclosure rates generally results in increased interest expense on advances and higher operating expenses, which decreases the value of our servicing portfolio. We endeavor to closely track the credit risk profile of our servicing portfolio with a view to ensuring that changes in portfolio credit risk are identified on a timely basis.
Counterparty Credit Risk & Concentration Risk
Counterparty credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. We manage counterparty credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties and the use of mutual margining agreements whenever possible to limit potential exposure. We regularly evaluate the financial position and creditworthiness of our counterparties. We do not currently anticipate material losses due to counterparty nonperformance.
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
The mortgaged properties securing the residential loans that we service are geographically dispersed throughout all 50 states, the District of Columbia and two U.S. territories. The five largest concentrations of properties are located in California, Florida, New York, New Jersey and Texas which, taken together, comprise 40% of the number of loans serviced at December 31, 2015. California has the largest concentration with 14% of the total loans serviced.
CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of December 31, 2015:

	Less Than One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Senior secured term loan and other secured borrowings (1)	$55,973	$385,454	$—	$—	$441,427
Senior unsecured notes	—	—	350,000	—	350,000
Contractual interest payments (2)	45,250	70,892	8,631	—	124,773
Originate/purchase mortgages or securities	278,021	—	—	—	278,021
Reverse mortgage equity draws (3)	763,071	29,970	—	—	793,041
Operating leases	17,664	18,585	4,367	—	40,616
	$1,159,979	$504,901	$362,998	$—	$2,027,878

(1)
Amounts are exclusive of any related discount. Excludes match funded liabilities and borrowings under mortgage loan warehouse facilities as these represent debt where the holders only have recourse to the assets that collateralize the debt and such assets are not available to satisfy general claims against Ocwen. Also excludes financing liabilities that result from sales of assets that do not qualify as sales for accounting purposes and, therefore, are accounted for as secured financings. See Note 14 — Borrowings to the Consolidated Financial Statements for additional information related to these excluded borrowings.

(2)	Represents estimated future interest payments on other secured borrowings, based on applicable interest rates as of December 31, 2015.

(3)
Represents additional equity draw obligations in connection with reverse mortgage loans originated or purchased by Liberty. Because these draws can be made in their entirety, we have classified them as due in less than one year at December 31, 2015.

As of December 31, 2015, we had gross unrecognized tax benefits of $32.5 million and an additional $12.2 million for gross interest and penalties classified as liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
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
Derivatives. We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 17 — Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for additional information.
Involvement with SPEs. We use SPEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans.
We generally use match funded securitization facilities to finance our servicing advances. The SPEs to which the receivables for servicing advances are transferred in the securitization transaction are included in our consolidated financial statements either because we have the majority equity interest in the SPE or because we are the primary beneficiary where the SPE is a variable interest entity (VIE). Holders of the debt issued by the SPEs have recourse only to the assets of the SPEs for satisfaction of the debt.
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
The underlying trends for loan repurchases and indemnifications are volatile, and there is significant uncertainty regarding our expectations of future loan repurchases and indemnifications and related loss severities. Due to the significant uncertainties surrounding estimates related to future repurchase and indemnification requests by investors and insurers as well as uncertainties surrounding home prices, it is possible that our exposure could exceed our recorded mortgage loan repurchase and indemnification liability. Our estimate of the mortgage loan repurchase and indemnification liability considers the current macro-economic environment and recent repurchase trends; however, if we experience a prolonged period of higher repurchase and indemnification activity or a decline in home values, then our realized losses from loan repurchases and indemnifications may ultimately be in excess of our recorded liability. Given the levels of realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of our recorded liability. See Note 2 — Securitizations and Variable Interest Entities, Note 15 — Other Liabilities and Note 27 — Contingencies to the Consolidated Financial Statements for additional information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the financial statements. Our significant accounting policies are described in Note 1 — Organization, Business Environment, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. We have processes in place to monitor these judgments and assumptions, and management is required to review critical accounting policies with the Audit Committee of the Board of Directors.
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

The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs at December 31:

	2015	2014
Loans held for sale	$414,046	$488,612
Loans held for investment - reverse mortgages	2,488,253	1,550,141
MSRs - recurring basis	761,190	93,901
MSRs - nonrecurring basis (1)	146,461	—
Derivative assets	8,417	6,632
Mortgage-backed securities	7,985	7,335
Assets at fair value	$3,826,352	$2,146,621
As a percentage of total assets	52%	26%
Financing liabilities	$2,933,066	$2,058,693
Derivative liabilities	—	2,854
Liabilities at fair value	$2,933,066	$2,061,547
As a percentage of total liabilities	45%	29%
Assets at fair value using Level 3 inputs	$3,364,462	$1,739,436
As a percentage of assets at fair value	88%	81%
Liabilities at fair value using Level 3 inputs	$2,933,066	$2,058,693
As a percentage of liabilities at fair value	100%	100%

(1)
The balance at December 31, 2015 represents our impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a nonrecurring basis. The carrying value of this stratum is net of a valuation allowance of $17.3 million.

Level 3 assets and liabilities increased during 2015 primarily due to our election on January 1, 2015 to account for a newly-created class of non-Agency MSRs at fair value. Reverse mortgage originations also contributed to the increase in Level 3 assets at fair value. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings. Our net economic exposure to Loans held for investment - reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing. We have numerous internal controls in place to ensure the appropriateness of fair value measurements. Significant fair value measures are subject to analysis and management review and approval. Additionally, we utilize a number of operational controls to ensure the results are reasonable, including comparison, or “back testing,” of model results against actual performance and monitoring the market for recent trades, including our own price discovery in connection with potential and completed sales, and other market information that can be used to benchmark inputs or outputs. Considerable judgment is used in forming conclusions about Level 3 inputs such as interest rate movements, prepayment speeds, delinquencies, credit losses and discount rates. Changes to these inputs could have a significant effect on fair value measurements.
Valuation and Amortization of MSRs
MSRs are an asset that represents the right to service a portfolio of mortgage loans. We originate MSRs from our lending activities and obtain MSRs through asset acquisitions or business combinations. For initial measurement, acquired and originated MSRs are initially measured at fair value. Subsequent to acquisition or origination, we account for MSRs using the amortization or fair value measurement method. For MSRs accounted for using the amortization measurement method, we assess servicing assets or liabilities for impairment or increased obligation based on fair value on a quarterly basis. We group our MSRs by stratum for impairment testing based on the predominant risk characteristics of the underlying mortgage loans. Historically, our strata had been defined as conventional loans (i.e. conforming to the underwriting standards of Fannie Mae or Freddie Mac), government-insured loans (insured by FHA or VA) and non-Agency loans (i.e. all private label primary and master serviced).
Effective January 1, 2015, we elected fair value accounting for a newly-created class of non-Agency MSRs, which were previously accounted for using the amortization method. This irrevocable election applies to all subsequently acquired or originated servicing assets and liabilities that have characteristics consistent with this class. We recorded a cumulative-effect adjustment of $52.0 million (before deferred income taxes of $9.4 million) to retained earnings as of January 1, 2015 to reflect the excess of the fair value of these MSRs over their carrying amount. At December 31, 2014, the UPB of the related loans and the carrying value of the non-Agency MSRs for which the fair value election was made was $195.3 billion and $787.1 million, respectively.
During 2015, we recognized a $17.3 million impairment charge on our government-insured MSRs, as the fair value for this stratum was less than its carrying value. This impairment was primarily due to lower interest rates and the FHA reducing its mortgage insurance premium rate by 50 basis points, the latter of which created a greater incentive for existing FHA borrowers to refinance their loan and in turn, generated higher projected prepayment speed and shorter asset life inputs used to value these MSRs. The carrying value of this stratum at December 31, 2015 was $146.5 million, net of the valuation allowance of $17.3 million. The impairment charge is recognized in Servicing and origination expense in the Consolidated Statements of Operations.
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
The following table provides the range of key assumptions and weighted average (expressed as a percentage of UPB) by stratum projected for the five-year period beginning December 31, 2015:

	Conventional	Government-Insured	Non-Agency
Prepayment speed
Range	8.5% to 13.5%	10.1% to 19.2%	12.7% to 23.1%
Weighted average	11.3%	14.3%	17.3%
Delinquency
Range	6.7% to 6.9%	19.2% to 19.8%	26.9% to 33.0%
Weighted average	6.8%	19.5%	30.1%
Cost to service
Range	$44 to $76	$91 to $153	$217 to $330
Weighted average	$56	$115	$288
Discount rate	9.4%	9.6%	14.9%
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

The following table provides information related to the sensitivity of our MSR fair value estimate to a 10% adverse change in key valuation inputs as of December 31, 2015:

	Conventional	Government-Insured	Non-Agency
Prepayment speed	$(26,267)	$(19,325)	$(64,229)
Delinquency	(1,282)	(10,467)	(68,368)
Discount rate	(13,394)	(6,017)	(16,856)
Cost to service	(8,413)	(7,211)	(99,448)
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
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we gave more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. As discussed in the Item 1, Business, we are diversifying our strategic focus due to both regulatory and market-based factors affecting the Servicing business, and we believe our residential lending business and other new business lines will be our primary driver of growth for the future. Despite having cumulative income incurred over the three-year period ended December 31, 2015 for the USVI filing jurisdiction, the significant driver of this cumulative income position is the positive income earned during 2013 when our business was growing rapidly through acquisitions of MSRs and our lending operations were comparatively less important to our overall business. There has also been a significant increase in monitoring costs required by regulators that has been a key factor impacting our Servicing business profitability. As a result, we are seeking to transform Ocwen over time by reinvesting cash flows generated by the Servicing business to grow not only our residential mortgage lending business but also to grow other new business lines, which we believe can diversify our income profile and assist us in returning Ocwen to profitability. Accordingly, we do not believe that our historical USVI sourced profitability is as indicative of our ability to generate income in future years as it was previously. Additionally, the U.S. jurisdiction is in a three-year cumulative loss as of December 31, 2015 due to poor operating results for the current period in addition to the significant goodwill impairment and NY DFS settlement from the prior year. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, as of December 31, 2015, we have recorded a full valuation allowance for the $84.5 million of U.S. net deferred tax assets and for the $17.4 million of USVI net deferred tax assets as the U.S. and USVI jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances.
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
RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
Listed below are recent Accounting Standards Updates (ASU) that we adopted on January 1, 2016. Our adoption of these standards did not have a material impact on our Consolidated Financial Statements.

•	ASU 2014-13: Consolidation - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

•	ASU 2015-01: Income Statement - Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
•ASU 2015-02: Consolidation - Amendments to the Consolidation Analysis
•ASU 2015-03: Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs

•	ASU 2015-05: Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

•
ASU 2015-15: Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements -- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting

In addition to the above recently issued ASUs, listed below are ASUs that we adopted in 2015. None of these pronouncements had a material effect on our Consolidated Financial Statements.

•	ASU 2014-01: Investments – Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects

•	ASU 2014-04: Receivables – Troubled Debt Restructurings by Creditors – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

•	ASU 2014-08: Presentation of Financial Statements and Property, Plant, and Equipment – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

•	ASU 2014-11: Transfers and Servicing – Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures

•	ASU 2014-12: Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

•	ASU 2014-14: Receivables – Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

•	ASU 2015-08: Business Combinations - Pushdown Accounting: Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115
For additional information regarding the above pronouncements and other pronouncements which we have not yet adopted, see Note 1 — Organization, Business Environment, Basis of Presentation and Significant Accounting Policies.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that evaluation, our management concluded that, as of December 31, 2015, internal control over financial reporting is effective based on criteria established in Internal Control—Integrated Framework issued by the COSO.
The effectiveness of Ocwen’s internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
There was no information required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K that was not so reported.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information contained under the captions “Election of Directors-Nominees for Director,” “Executive Officers Who Are Not Directors,” “Board of Directors and Corporate Governance-Committees of the Board of Directors-Audit Committee”, “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters-Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance-Code of Ethics” in our definitive Proxy Statement with respect to our 2016 Annual Meeting which will be filed with the SEC not later than April 30, 2016.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information contained under the captions “Executive Compensation” and “Board of Directors Compensation” in our definitive Proxy Statement with respect to our 2016 Annual Meeting, which will be filed with the SEC not later than April 30, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters-Beneficial Ownership of Equity Securities” and “Equity Compensation Plan Information” in our definitive Proxy Statement with respect to our 2016 Annual Meeting, which will be filed with the SEC not later than April 30, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information contained under the captions “Board of Directors and Corporate Governance-Independence of Directors” and “Business Relationships and Related Transactions” in our definitive Proxy Statement with respect to our 2016 Annual Meeting, which will be filed with the SEC not later than April 30, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information contained under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement with respect to our 2016 Annual Meeting, which will be filed with the Securities and Exchange Commission not later than April 30, 2016.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1) and (2) Financial Statements and Schedules. The information required by this section is contained in the Consolidated Financial Statements of Ocwen Financial Corporation and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, beginning on Page F-1.

(3)	Exhibits.
	2.1	Separation Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Portfolio Solutions S.A. (1)
	2.2	Merger Agreement, dated as of October 3, 2012, by and among Ocwen Financial Corporation, O&H Acquisition Corp., Homeward Residential Holdings, Inc., and WL Ross & Co. LLC † (2)
2.3
Asset Purchase Agreement between Ocwen Loan Servicing, LLC, and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC, GMACM Borrower LLC, and RFC Borrower LLC dated as of November 2, 2012 † (3)

	2.4	Mortgage Servicing Rights Purchase and Sale Agreement between Ocwen Loan Servicing, LLC and One West Bank, FSB dated as of June 13, 2013 (4)
2.5
Purchase and Sale Agreement, dated as of March 29, 2013, by and among Altisource Portfolio Solutions, Inc., Altisource Solutions S.à r.l., Ocwen Financial Corporation, Homeward Residential, Inc. and Power Valuation Services, Inc. (5)

	3.1	Amended and Restated Articles of Incorporation (6)
	3.2	Articles of Amendment to Articles of Incorporation (7)
	3.3	Articles of Amendment to Articles of Incorporation (7)
	3.4	Articles of Amendment to Articles of Incorporation (8)
	3.5	Articles of Correction (8)
	3.6	Articles of Amendment to Articles of Incorporation, Articles of Designation, Preferences and Rights of Series A Perpetual Convertible Preferred Stock (9)
	3.7	Amended and Restated Bylaws of Ocwen Financial Corporation (10)
	4.1	Form of Certificate of Common Stock (6)
	4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7
	4.3	Indenture, dated as of May 12, 2014, between Ocwen Financial Corporation and The Bank of New York Mellon Trust Company, N.A. (11)
	4.4	Registration Rights Agreement, dated May 12, 2014, between Ocwen Financial Corporation and Barclays Capital Inc. (11)
	10.1*	Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (12)
	10.2*	Ocwen Financial Corporation 1998 Annual Incentive Plan, as amended (13)
	10.3*	Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (14)
	10.4*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (15)
	10.5*	Ocwen Financial Corporation 2007 Equity Incentive Plan, dated May 10, 2007 (16)
	10.6*	Ocwen Mortgage Servicing, Inc. Amended and Restated 2013 Preferred Stock Plan (7)

10.7	Tax Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.8	Employee Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.9	Technology Products Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.10	Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.11	Data Center and Disaster Recovery Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.12	Intellectual Property Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.13	Support Services Agreement, dated as of August 10, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (17)
10.14	Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (18)
10.15	Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (18)
10.16	Data Center and Disaster Recovery Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (18)
10.17	Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (18)
10.18	First Amendment to Support Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (18)
10.19	First Amendment to Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (18)
10.20	First Amendment to Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (18)
10.21	First Amendment to Data Center and Disaster Recovery Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (18)
10.22	First Amendment to Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (18)
10.23	Second Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (5)
10.24	Second Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation Altisource Solutions S.à r.l. (5)
10.25	Second Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (5)
10.26	Second Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (5)
10.27	First Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (5)
10.28	First Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (5)
10.29	First Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (5)
10.30	First Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (5)
10.31	Third Amendment to Services Agreement, dated as of July 24, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (7)
10.32	Second Amendment to Services Agreement dated July 24, 2013 by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (7)
10.33	First Amended and Restated Support Services Agreement dated September 12, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (7)
10.34	Agreement dated as of April 12, 2013 by and among Altisource Solutions S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (19)

10.35	Master Servicing Rights Purchase Agreement, dated October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (7)
10.36	Master Subservicing Agreement, dated October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (7)
10.37
Sale Supplement, dated as of July 1, 2013, to the Master Servicing Rights Purchase Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (20)

10.38	Subservicing Supplement, dated as of July 1, 2013, to the Master Subservicing Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings LLC (20)
10.39
Amendment, dated as of September 30, 2013, to the Sale Supplement, dated as of July 1, 2013, to the Master Servicing Rights Purchase Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (21)

10.40
Amendment, dated as of September 30, 2013, to the Subservicing Supplement, dated as of July 1, 2013, to the Master Subservicing Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings LLC (21)

10.41
Amendment, dated as of February 4, 2014, to the Sale Supplement dated as of July 1, 2013, the Sale Supplement dated February 10, 2012 and various other sale supplements, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (7)

10.42
Amendment, dated as of February 4, 2014, to the Subservicing Supplement dated as of July 1, 2013, the Subservicing Supplement dated as of February 10, 2012 and various other subservicing supplements, among Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (7)

10.43	Amendment No. 2 to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of April 6, 2015 (22)
10.44	Guarantee between Ocwen Financial Corporation and OneWest Bank, FSB dated as of June 13, 2013 (4)
10.45
Senior Secured Term Loan Facility Agreement dated as of February 15, 2013 by and among Ocwen Loan Servicing, LLC, as Borrower, Ocwen Financial Corporation, as Parent, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent (23)

10.46	Pledge and Security Agreement dated as of February 15, 2013 between each of the Grantor Parties thereto, and Barclays Bank PLC, as Collateral Agent (23)
10.47
Amendment No. 1 to Senior Secured Term Loan Facility Agreement and Amendment No. 1 to Pledge and Security Agreement dated as of September 23, 2013 by and among Ocwen Loan Servicing, LLC, as Borrower, Ocwen Financial Corporation, as Parent, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (24)

10.48*	Description of USVI Relocation Package of Ocwen Mortgage Servicing, Inc. (25)
10.49*	Surrender of Stock Options, dated as of April 22, 2014, between Ocwen Financial Corporation and William C. Erbey (25)
10.50	Reference is made to Exhibit 4.3
10.51	Reference is made to Exhibit 4.4
10.52	Repurchase Letter Agreement, dated as of July 14, 2014, by and among Ocwen Financial Corporation and the holders of Series A Perpetual Convertible Preferred Stock party thereto (26)
10.53
Consent Order pursuant to New York Banking Law §44, dated December 19, 2014, between Ocwen Financial Corporation, Ocwen Loan Servicing, LLC, and the New York State Department of Financial Services (27)

10.54*	Retirement Agreement, dated as of January 16, 2015, by and among Ocwen Financial Corporation, Ocwen Mortgage Servicing, Inc. and William C. Erbey. (28)
10.55
Amendment No. 2 to Senior Secured Term Loan Facility Agreement, dated as of March 2, 2015, by and among Ocwen Loan Servicing, LLC, as Borrower, Ocwen Financial Corporation, as Parent, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (29)

10.56	Form of Indemnification Agreement (30)
10.57	Form of Undertaking to Repay Advancement of Indemnification Expenses (30)
10.58
Amendment No. 3 to Senior Secured Term Loan Facility Agreement, dated as of April 17, 2015, by and among Ocwen Loan Servicing, LLC, as Borrower, Ocwen Financial Corporation, as Parent, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (31)

10.59
Amendment No. 4 to Senior Secured Term Loan Facility Agreement and Amendment No. 2 to Pledge and Security Agreement, dated as of October 16, 2015, by and among Ocwen Loan Servicing, LLC, as borrower, Ocwen Financial Corporation, as parent, certain subsidiaries of Ocwen Financial Corporation, as subsidiary guarantors, the lender parties thereto, and Barclays Bank PLC as administrative agent and collateral agent (32)

11.1	Computation of earnings per share (33)
12.1	Ratio of earnings to fixed charges (filed herewith)
21.1	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99.1	Consent Judgment dated February 26, 2014 of the United States District Court for the District of Columbia (7)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	Management contract or compensatory plan or agreement.

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

(7)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(8)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(9)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on December 28, 2012.

(10)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the SEC on February 19, 2016.

(11)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on May 13, 2014.

(12)
Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-8 (File No. 333-44999), effective when filed with the SEC on January 27, 1998.

(13)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2003 Annual Meeting of Shareholders as filed with the SEC on March 28, 2003.

(14)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

(15)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(16)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2007 Annual Meeting of Shareholders as filed with the SEC on March 30, 2007.

(17)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on August 16, 2012.

(18)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on October 5, 2012.

(19)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on April 18, 2013.

(20)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on July 8, 2013.

(21)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.

(22)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on April 6, 2015.

(23)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on February 19, 2013.

(24)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on September 24, 2013.

(25)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014.

(26)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on July 14, 2014.

(27)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on December 22, 2014.

(28)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on January 20, 2015.

(29)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on March 3, 2015.

(30)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on March 26, 2015.

(31)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on April 20, 2015.

(32)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on October 19, 2015.

(33)	Incorporated by reference from “Note 21 — Basic and Diluted Earnings (Loss) per Share” of our Consolidated Financial Statements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Ronald M. Faris
Ronald M. Faris
President and Chief Executive Officer (duly authorized representative)
Date: February 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Barry N. Wish	Date: February 26, 2016
Barry N. Wish, Chairman of the Board of Directors

/s/ Ronald M. Faris	Date: February 26, 2016
Ronald M. Faris, President, Chief Executive Officer and Director (principal executive officer)

/s/ Ronald J. Korn	Date: February 26, 2016
Ronald J. Korn, Director

/s/ William H. Lacy	Date: February 26, 2016
William H. Lacy, Director

/s/ Robert A. Salcetti	Date: February 26, 2016
Robert A. Salcetti, Director

/s/ Phyllis R. Caldwell	Date: February 26, 2016
Phyllis R. Caldwell, Director

/s/ DeForest B. Soaries, Jr.	Date: February 26, 2016
DeForest B. Soaries, Jr., Director

/s/ Alan J. Bowers	Date: February 26, 2016
Alan J. Bowers, Director

/s/ Jacques J. Busquet	Date: February 26, 2016
Jacques J. Busquet, Director

/s/ Michael R. Bourque, Jr.	Date: February 26, 2016
Michael R. Bourque, Jr., Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Catherine M. Dondzila	Date: February 26, 2016
Catherine M. Dondzila, Senior Vice President and Chief Accounting Officer (principal accounting officer)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2015

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ocwen Financial Corporation:
We have audited the accompanying consolidated balance sheets of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects the financial position of Ocwen Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company is facing certain challenges and uncertainties that could have significant adverse effects on its business, liquidity and financing activities. Management’s plans with regard to these matters are also discussed in Note 1 to the consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ocwen Financial Corporation:
We have audited the internal control over financial reporting of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding certain challenges and uncertainties that could have significant adverse effects on its business, liquidity and financing activities.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 26, 2016

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2015	December 31, 2014
Assets
Cash	$257,272	$129,473
Mortgage servicing rights ($761,190 and $93,901 carried at fair value)	1,138,569	1,913,992
Advances, net	444,298	893,914
Match funded advances	1,706,768	2,409,442
Loans held for sale ($309,054 and $401,120 carried at fair value)	414,046	488,612
Loans held for investment - Reverse mortgages, at fair value	2,488,253	1,550,141
Receivables, net	286,981	270,596
Deferred tax assets, net	—	76,987
Premises and equipment, net	57,626	43,310
Other assets ($14,352 and $7,335 carried at fair value)	610,996	490,811
Total assets	$7,404,809	$8,267,278

Liabilities and Equity
Liabilities
Match funded liabilities	$1,584,049	$2,090,247
Financing liabilities ($2,933,066 and $2,058,693 carried at fair value)	3,089,255	2,258,641
Other secured borrowings	782,423	1,733,691
Senior unsecured notes	350,000	350,000
Other liabilities	744,444	793,534
Total liabilities	6,550,171	7,226,113

Commitments and Contingencies (Notes 26 and 27)

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 124,774,516 and 125,215,615 shares issued and outstanding at December 31, 2015 and 2014, respectively	1,248	1,252
Additional paid-in capital	526,148	515,194
Retained earnings	325,929	530,361
Accumulated other comprehensive loss, net of income taxes	(1,763)	(8,413)
Total Ocwen stockholders’ equity	851,562	1,038,394
Non-controlling interest in subsidiaries	3,076	2,771
Total equity	854,638	1,041,165
Total liabilities and equity	$7,404,809	$8,267,278

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Revenue
Servicing and subservicing fees	$1,531,797	$1,894,175	$1,823,559
Gain on loans held for sale, net	134,969	134,297	121,694
Other revenues	74,332	82,853	93,020
Total revenue	1,741,098	2,111,325	2,038,273

Expenses
Compensation and benefits	415,055	415,530	442,777
Goodwill impairment loss	—	420,201	—
Amortization of mortgage servicing rights	99,194	250,375	282,781
Servicing and origination	344,560	202,739	112,127
Technology and communications	154,758	167,053	140,466
Professional services	276,393	326,667	123,886
Occupancy and equipment	112,864	109,179	105,145
Other	75,360	143,464	94,112
Total expenses	1,478,184	2,035,208	1,301,294

Other income (expense)
Interest income	18,320	22,991	22,355
Interest expense	(482,373)	(541,757)	(395,586)
Gain on sale of mortgage servicing rights, net	83,921	—	—
Gain (loss) on extinguishment of debt	—	2,609	(8,681)
Other, net	(12,643)	(3,119)	(2,588)
Total other expense, net	(392,775)	(519,276)	(384,500)

Income (loss) before income taxes	(129,861)	(443,159)	352,479
Income tax expense	116,851	26,396	42,061
Net income (loss)	(246,712)	(469,555)	310,418
Net income attributable to non-controlling interests	(305)	(245)	—
Net income (loss) attributable to Ocwen stockholders	(247,017)	(469,800)	310,418
Preferred stock dividends	—	(1,163)	(5,031)
Deemed dividends related to beneficial conversion feature of preferred stock	—	(1,639)	(6,989)
Net income (loss) attributable to Ocwen common stockholders	$(247,017)	$(472,602)	$298,398

Earnings (loss) per share attributable to Ocwen common stockholders
Basic	$(1.97)	$(3.60)	$2.20
Diluted	$(1.97)	$(3.60)	$2.13

Weighted average common shares outstanding
Basic	125,315,899	131,362,284	135,678,088
Diluted	125,315,899	131,362,284	139,800,506

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(246,712)	$(469,555)	$310,418

Other comprehensive income (loss), net of income taxes:
Change in deferred loss on cash flow hedges arising during the year (1)	—	—	(11,558)
Reclassification adjustment for losses on cash flow hedges included in net income (2)	6,650	1,734	7,843
Net change in deferred loss on cash flow hedges	6,650	1,734	(3,715)
Other	—	4	5
Total other comprehensive income (loss), net of income taxes	6,650	1,738	(3,710)

Comprehensive income (loss)	(240,062)	(467,817)	306,708
Comprehensive income attributable to non-controlling interests	(305)	(245)	—
Comprehensive income (loss) attributable to Ocwen stockholders	$(240,367)	$(468,062)	$306,708

(1)	Net of tax benefit of $0.8 million for 2013.

(2)	Net of tax expense of $0.4 million, $0.2 million and $3.6 million for 2015, 2014 and 2013, respectively. These losses are reclassified to Other, net in the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
(Dollars in thousands, except per share data)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2012	135,637,932	$1,356	$911,942	$704,565	$(6,441)	$—	$1,611,422
Net income (loss)	—	—	—	310,418	—	—	310,418
Preferred stock dividends ($37.29 per share)	—	—	—	(5,031)	—	—	(5,031)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(6,989)	—	—	(6,989)
Conversion of preferred stock	3,145,640	31	99,969	—	—	—	100,000
Repurchase of common stock	(4,271,347)	(42)	(217,861)	—	—	—	(217,903)
Exercise of common stock options	652,015	7	(2,612)	—	—	—	(2,605)
Equity-based compensation and other	12,031	—	26,989	—	—	—	26,989
Other comprehensive loss, net of income taxes	—	—	—	—	(3,710)	—	(3,710)
Balance at December 31, 2013	135,176,271	1,352	818,427	1,002,963	(10,151)	—	1,812,591
Net income (loss)	—	—	—	(469,800)	—	245	(469,555)
Preferred stock dividends ($18.75 per share)	—	—	—	(1,163)	—	—	(1,163)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(1,639)	—	—	(1,639)
Conversion of preferred stock	1,950,296	20	61,980	—	—	—	62,000
Repurchase of common stock	(12,370,692)	(124)	(382,363)	—	—	—	(382,487)
Exercise of common stock options	434,054	4	(74)	—	—	—	(70)
Equity-based compensation and other	25,686	—	17,224	—	—	—	17,224
Non-controlling interest in connection with the acquisition of a controlling interest in Ocwen Structured Investments, LLC	—	—	—	—	—	2,526	2,526
Other comprehensive income, net of income taxes	—	—	—	—	1,738	—	1,738
Balance at December 31, 2014	125,215,615	1,252	515,194	530,361	(8,413)	2,771	1,041,165
Net income (loss)	—	—	—	(247,017)	—	305	(246,712)
Cumulative effect of fair value election - Mortgage servicing rights, net of taxes	—	—	—	42,585	—	—	42,585
Repurchase of common stock	(625,705)	(6)	(4,136)	—	—	—	(4,142)
Exercise of common stock options	89,664	1	518	—	—	—	519
Equity-based compensation and other	94,942	1	14,572	—	—	—	14,573
Other comprehensive income, net of income taxes	—	—	—	—	6,650	—	6,650
Balance at December 31, 2015	124,774,516	$1,248	$526,148	$325,929	$(1,763)	$3,076	$854,638

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$(246,712)	$(469,555)	$310,418
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment loss	—	420,201	—
Amortization of mortgage servicing rights	99,194	250,375	282,781
Loss (gain) on valuation of mortgage servicing rights, at fair value	98,173	22,068	(30,816)
Impairment of mortgage servicing rights	17,341	—	—
Gain on sale of mortgage servicing rights, net	(83,921)	—	—
Realized and unrealized losses on derivative financial instruments	8,419	2,643	14,336
Provision for bad debts	101,226	84,751	34,816
Depreciation	19,159	21,910	24,245
Amortization of debt issuance costs	22,664	5,139	4,395
(Gain) loss on extinguishment of debt	—	(2,609)	8,681
Provision for valuation allowance on deferred tax assets	97,069	3,601	15,764
(Increase) decrease in deferred tax assets other than provision for valuation allowance	(28,136)	34,241	(36,889)
Equity-based compensation expense	7,291	10,729	5,648
Gain on loans held for sale, net	(134,969)	(134,297)	(121,694)
Origination and purchase of loans held for sale	(5,000,681)	(7,430,340)	(9,678,038)
Proceeds from sale and collections of loans held for sale	5,125,203	7,345,730	9,468,627
Changes in assets and liabilities:
Decrease in advances and match funded advances	531,313	291,989	295,108
Decrease (increase) in receivables and other assets, net	46,463	(37,394)	224,543
(Decrease) increase in other liabilities	(109,511)	(94,508)	70,336
Other, net	11,994	27,850	(7,842)
Net cash provided by operating activities	581,579	352,524	884,419

Cash flows from investing activities
Origination of loans held for investment - reverse mortgages	(1,008,065)	(816,881)	(609,555)
Principal payments received on loans held for investment - reverse mortgages	151,107	86,234	5,886
Purchase of mortgage servicing rights, net	(12,355)	(22,488)	(987,663)
Proceeds from sale of mortgage servicing rights	686,838	287	34,754
Acquisition of advances in connection with the purchase of mortgage servicing rights	—	(85,521)	(2,588,739)
Acquisition of advances in connection with the purchase of loans	—	(60,482)	—
Proceeds from sale of advances and match funded advances	486,311	1,054	3,842,537
Net proceeds from sale of diversified fee-based businesses to Altisource Portfolio Solutions, SA	—	—	210,793
Additions to premises and equipment	(37,487)	(11,430)	(28,915)
Proceeds from sale of premises and equipment	4,758	22	252
Cash paid to acquire ResCap Servicing Operations (a component of Residential Capital, LLC)	—	(54,220)	(2,289,709)
Net cash paid to acquire controlling interest in Ocwen Structured Investments, LLC	—	(7,833)	—
Cash paid to acquire Liberty Home Equity Solutions, Inc.	—	—	(26,568)
Net cash acquired in acquisition of Correspondent One S.A.	—	—	22,108
Distributions of capital from unconsolidated entities	—	6,572	1,300
Other	9,263	6,439	(1,459)
Net cash (used in) provided by investing activities	280,370	(958,247)	(2,414,978)

Cash flows from financing activities
Repayment of match funded liabilities	(506,198)	(274,567)	(167,931)
Proceeds from other secured borrowings	7,170,831	5,677,291	9,633,914
Repayments of other secured borrowings	(8,402,758)	(5,809,239)	(8,804,558)
Proceeds from issuance of senior unsecured notes	—	350,000	—
Payment of debt issuance costs	(23,480)	(6,835)	(25,758)
Proceeds from sale of mortgage servicing rights accounted for as a financing	—	123,551	447,755
Proceeds from sale of loans accounted for as a financing	1,024,361	783,009	604,991
Proceeds from sale of advances accounted for as a financing	—	88,981	—
Repurchase of common stock	(4,142)	(382,487)	(217,903)
Payment of preferred stock dividends	—	(1,163)	(5,115)
Proceeds from exercise of common stock options	412	1,840	2,302
Other	6,824	6,303	21,244
Net cash provided by (used in) financing activities	(734,150)	556,684	1,488,941

Net increase (decrease) in cash	127,799	(49,039)	(41,618)
Cash at beginning of year	129,473	178,512	220,130
Cash at end of year	$257,272	$129,473	$178,512

Supplemental cash flow information
Interest paid	$470,724	$560,208	$395,758
Income tax payments, net	5,706	38,293	14,747

Supplemental non-cash investing and financing activities
Transfers of loans held for sale to loans held for investment	$—	$110,874	$—
Transfers of loans held for sale to real estate owned	18,594	8,808	4,775
Conversion of Series A preferred stock to common stock	—	62,000	100,000

Supplemental business acquisition information
Fair value of assets acquired
Cash	$—	$—	$—
Advances	—	—	(1,786,409)
Mortgage servicing rights	—	—	(401,314)
Premises and equipment	—	—	(16,423)
Goodwill	—	—	(211,419)
Receivables and other assets	—	—	(2,989)
	—	—	(2,418,554)
Fair value of liabilities assumed
Accrued expenses and other liabilities	—	—	74,625
Total consideration	—	—	(2,343,929)
Amount due to seller for purchase price adjustments	—	—	54,220
Cash paid	—	—	(2,289,709)
Less cash acquired	—	—	—
Net cash paid	$—	$—	$(2,289,709)

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013
(Dollars in thousands, except per share data and unless otherwise indicated)

Note 1 — Organization, Business Environment, Basis of Presentation and Significant Accounting Policies
Organization
Ocwen Financial Corporation (NYSE: OCN) (Ocwen, we, us and our) is a financial services holding company which, through its subsidiaries, originates and services loans. Effective October 1, 2015, Ocwen designated its office in West Palm Beach, Florida as corporate headquarters. Previously our office in Atlanta, Georgia was designated as headquarters. We have offices located throughout the United States (U.S.) and in the United States Virgin Islands (USVI) as well as operations in India and the Philippines. Ocwen is a Florida corporation organized in February 1988.
Ocwen owns all of the common stock of its primary operating subsidiary, Ocwen Mortgage Servicing, Inc. (OMS), and directly or indirectly owns all of the outstanding stock of its primary operating subsidiaries: Ocwen Loan Servicing, LLC (OLS), Ocwen Financial Solutions Private Limited (OFSPL), Homeward Residential, Inc. (Homeward), and Liberty Home Equity Solutions, Inc. (Liberty).
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
We primarily originate, purchase, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government-insured (Federal Housing Authority (FHA) or Department of Veterans Affairs (VA)) forward and reverse mortgages. The GSEs or Ginnie Mae guarantee these mortgage securitizations.
Business, Liquidity, Financing Activities and Management’s Plans
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, liquidity and financing activities.
We have faced, and expect to continue to face, increased regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. We have entered into a number of regulatory settlements, which subject us to ongoing monitoring or reporting and which have significantly impacted our ability to grow our servicing portfolio. See Note 25 — Regulatory Requirements and Note 27 — Contingencies for further information regarding regulatory requirements, regulatory settlements and regulatory-related contingencies.
To the extent that an examination, monitorship, audit or other regulatory engagement results in an alleged failure by us to comply with applicable law, regulation or licensing requirement, or if allegations are made that we have failed to comply with the commitments we have made in connection with our regulatory settlements, or if other regulatory actions are taken in the future against us of a similar or different nature, this could lead to (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) inability to raise capital and (vii) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition and results of operations.
Given the intense regulatory scrutiny and the subsequent investments Ocwen has made in its risk and compliance infrastructure, we believe the underlying economics of our Servicing business have likely been changed for the foreseeable future. We believe it is unlikely Ocwen will achieve meaningful profitability in its Servicing business in the near term unless there is a significant, structural change in the business model. While we believe such structural change is probably unlikely in the current regulatory environment, we are nonetheless intensely focused on improving our operations to enhance borrower experiences and improve efficiencies, both of which we believe will drive stronger financial performance through lower overall costs.

We are also investing in our forward and reverse lending businesses and will continue to evaluate new adjacent market opportunities that are consistent with our strategic goals, such as providing secured floor plan lending to used car dealerships through our Automotive Capital Services (ACS) venture and providing financing to investors to purchase single family homes and apartments for lease through our Liberty Rental Finance venture. Our new ventures involve risks and uncertainties, including potential difficulties integrating new lines of business into our current infrastructure, the inability to achieve the expected financial results in a reasonable time frame, implementing and maintaining consistent standards, controls, policies and information systems, and diversion of management’s attention from other business matters. Further, our strategic initiatives could be impacted by factors beyond our control, such as general economic conditions and increased competition. The diversion of management’s attention and any delays or difficulties encountered in implementing our new strategic initiatives could negatively impact our business and results of operations. Further, the economic benefits that we anticipate from these strategic initiatives may not develop. There can be no assurance that we will be successful in returning to profitability. Our success will depend on market conditions and other factors outside of our control as well as successful operational execution. If we continue to experience losses, our share price, business, reputation, financial condition and results of operations could be materially and adversely affected.
New Residential Investment Corp. (NRZ) is an important business partner to which we have sold rights to receive servicing fees, excluding ancillary income (other than net income on custodial and escrow accounts), with respect to certain non-Agency MSRs (Rights to MSRs). A level of future uncertainty exists regarding our relationship with NRZ, including with respect to the impact of our Standard & Poor’s Ratings Services (S&P) servicer rating under our agreements with NRZ beginning April 7, 2017. If a termination event related to our servicer ratings exists under the Master Servicing Rights Purchase Agreement and Sale Supplements with NRZ, NRZ will have the right to direct the transfer of servicing with respect to an affected servicing agreement to a licensed replacement servicer that obtains all required third-party consents. As of December 31, 2015, a termination event exists because our servicer rating from S&P is below Average. If our servicer rating from S&P is not upgraded to Average or better prior to April 7, 2017, NRZ will have the right to direct the transfer of any affected servicing agreements to a successor licensed servicer that obtains all required third-party consents. As of December 31, 2015, approximately $137.1 billion in unpaid principal balance (UPB) has been sold under these agreements. Following any such transfer, we would no longer be entitled to receive future servicing fee revenue with respect to any transferred servicing agreement. See Note 4 — Sales of Advances and MSRs for further information regarding our relationship with NRZ.
If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations and other legal remedies. Our lenders can waive their contractual rights in the event of a default. If we pursue the investments in our businesses described above and incur the projected losses, we currently project we will breach the consolidated total debt to consolidated tangible net worth ratio financial covenant under our Senior Secured Term Loan (SSTL) during 2016, the extent to which will depend upon the decrease in our net worth resulting from losses in the year, the impact of higher debt balances under our warehouse lines from expansion of our lending business, and movements in interest rates, among other factors. In order to avoid an event of default arising from a covenant breach, we intend to repay, refinance or amend the SSTL prior to September 30, 2016, assuming we continue to project a covenant compliance issue based on our ongoing business performance. Alternatively or in addition to the above-mentioned options for the SSTL, we could maintain our compliance with the covenant by issuing common or preferred equity. We could also choose to take other measures to assist with our covenant compliance, including containing the growth of our lending business and reducing the debt balances on our warehouse lines or selling assets such as additional MSRs, which would reduce future revenues. We believe our plans described above will allow us to avoid an event of default, however there can be no assurances that these or other actions will be successful. See Note 14 — Borrowings for further information regarding our debt agreements.
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
Foreign Currency Translation
The functional currency of each of our foreign subsidiaries is the U.S. dollar. Re-measurement adjustments of foreign-denominated amounts to U.S. dollars are included in Other, net in our Consolidated Statements of Operations.

Reclassifications
Within the Cash flows from operating activities section of the Consolidated Statements of Cash Flows for 2014 and 2013, we reclassified the Provision for valuation adjustment on deferred tax assets from Decrease (increase) in deferred tax assets, net to a new line item. Certain other insignificant amounts in the Consolidated Statements of Cash Flows for prior years have been reclassified to conform to the current year presentation. These reclassifications had no impact on our consolidated cash flows from operating, investing or financing activities.
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
Mortgage Servicing Rights (MSRs)
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
An agreement between the various parties to a mortgage securitization transaction typically specifies the rights and obligations of the holder of the MSRs, which include guidelines and procedures for servicing the loans. Two examples of these guidelines and procedures include remittance and reporting requirements. The UPB of the loan portfolios that we service for others is not included on our balance sheet.
Custodial accounts, which hold funds representing collections of principal and interest that we receive from borrowers (float balances), are held in escrow by an unaffiliated bank and excluded from our balance sheet.
All newly acquired or retained MSRs are initially measured at fair value. We recognize a servicing liability for those portfolio contracts that are not expected to compensate us adequately for performing the servicing. For this purpose, we define contracts as conventional, government-insured or non-Agency (commonly referred to as non-prime, subprime or private-label loans) based on their general comparability with regard to servicing guidelines, underwriting standards and borrower risk characteristics. Servicing assets are not recognized for subservicing arrangements entered into with the entity that owns the MSRs. Subsequent to acquisition, we account for servicing assets and servicing liabilities using the amortization method or the fair value measurement method. The fair value election is irrevocable and can be made at the beginning of any fiscal year. Additionally, transferring servicing assets and servicing liabilities from a class subsequently measured using the amortization method to a class subsequently measured at fair value is permitted as of the start of any fiscal year. As discussed further in Note 9 — Mortgage Servicing, effective January 1, 2015, we elected fair value accounting for a newly-created class of non-Agency MSRs, which were previously accounted for using the amortization method. Once the fair value election is made for a particular class of MSRs, that election applies to all subsequently acquired or originated servicing assets and liabilities with characteristics consistent with the class. We defined our classes based on our strategy for managing the risks of the underlying portfolios. For certain of the servicing assets, we previously managed the effects of interest rate risk with derivative financial instruments. We elected to account for this class of servicing assets using the fair value measurement method.
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
We earn fees for servicing mortgage loans. We collect servicing fees, generally expressed as a percent of UPB, from the borrowers’ payments. We also include late fees, prepayment penalties, float earnings and other ancillary fees in servicing revenue. We recognize servicing fees as revenue when the fees are earned, which is generally when the borrowers’ payments are collected or when loans are modified or liquidated through the sale of the underlying real estate collateral or otherwise.
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
When we make an advance on a loan under each servicing contract, we are entitled to recover that advance either from the borrower, for reinstated and performing loans, or from investors, for modified and liquidated loans. Most of our servicing contracts provide that the advances made under the respective agreement have priority over all other cash payments from the proceeds of the loan, and in the majority of cases, the proceeds of the pool of loans that are the subject of that servicing contract. As a result, we are entitled to repayment from loan proceeds before any interest or principal is paid on the bonds, and in the majority of cases, advances in excess of loan proceeds may be recovered from pool level proceeds.
We establish an allowance for losses through a charge to earnings to the extent that we believe advances are uncollectible under the provisions of each servicing contract taking into consideration our historical collection rates, length of delinquency and the amount of the advance. However, we are generally only obligated to advance funds to the extent that we believe the advances are recoverable from expected proceeds from the loan. We assess collectibility using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs.
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
Loans Held for Investment - Reverse Mortgages
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
Transfers of Financial Assets
We securitize, sell and service forward and reverse residential mortgage loans. Securitization transactions typically involve the use of VIEs and are accounted for either as sales or as secured financings. We typically retain economic interests in the securitized assets in the form of servicing rights and obligations. In order to efficiently finance our assets and operations and create liquidity, we may sell servicing advances, MSRs or Rights to MSRs.
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
We also evaluate the conversion option of the preferred stock to determine if it represents a Beneficial Conversion Feature (BCF). If we determine that the conversion option is a BCF, we determine the intrinsic value of the BCF — the difference between the price of common stock on the issue date and the conversion price multiplied by the number of shares of common stock into which the preferred shares can be converted — and account for it as a discount on the preferred stock with an offsetting increase in additional paid in capital. We determine the period over which the discount is to be amortized and report the amortization as a deemed dividend.
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. For equity awards with a service condition, we recognize the cost as compensation expense ratably over the vesting period. For equity awards with a market condition, we recognize the cost as compensation expense ratably over the expected life of the option that is derived from an options pricing model. When equity awards with a market condition meet their vesting requirements, any unrecognized compensation at the vesting date is recognized ratably over the vesting period. For equity awards with both a market condition and a service condition for vesting, we recognize cost as compensation expense over the requisite service period for each tranche of the award using the graded-vesting method.
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

Basic and Diluted Earnings per Share
We calculate basic earnings per share based upon the weighted average number of shares of common stock outstanding during the year. We calculate diluted earnings per share based upon the weighted average number of shares of common stock outstanding and all dilutive potential common shares outstanding during the year. The computation of diluted earnings per share includes the estimated impact of the exercise of the outstanding options to purchase common stock using the treasury stock method. The computation of diluted earnings per share also includes the potential shares of converted common stock associated with our previously outstanding Series A Perpetual Convertible Preferred Stock using the if-converted method.
Recently Adopted Accounting Standards
Investments—Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects (ASU 2014-01)
This Accounting Standards Update (ASU) requires an entity to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method, if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and while recognizing the net investment performance in the statement of operations as a component of income tax expense (benefit). Our adoption of ASU 2014-01 on January 1, 2015 did not have a material impact on our consolidated financial condition or results of operations.
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
Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08)
This ASU changes the criteria for reporting discontinued operations. Under this ASU, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The new standard no longer precludes presentation as a discontinued operation if (i) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or (ii) there is significant continuing involvement with a component after its disposal. Our adoption of ASU 2014-08 on January 1, 2015 did not have a material impact on our consolidated financial condition or results of operations.
Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures (ASU 2014-11)
This ASU requires changes in the accounting for repurchase-to-maturity transactions and repurchase to financing arrangements. A repurchase-to-maturity transaction (repurchase agreement that matures at the same time as the transferred financial asset) will now be accounted for as a secured borrowing. For a repurchase financing arrangement (a type of repurchase agreement), a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty will be accounted for separately, which will result in secured borrowing accounting for the repurchase agreement. Transferors will no longer apply the “linked” accounting model. Our adoption of ASU 2014-11 on January 1, 2015 did not have a material impact on our consolidated financial condition or results of operations.
Compensation—Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12)
This ASU codifies a final consensus reached by the Emerging Issues Task Force (EITF) at its March 2014 meeting that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition rather than a condition that affects the grant-date fair value. We do not have any share-based payment awards outstanding that contain performance targets, and therefore, our adoption of ASU 2014-12 on January 1, 2015 did not have an impact on our consolidated financial condition or results of operations.
Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (ASU 2014-13)

This ASU requires that when a reporting entity elects the measurement alternative included in this ASU for a consolidated collateralized financing entity, the reporting entity should measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. A collateralized financing entity is a variable interest entity with no more than nominal equity that holds financial assets and issues beneficial interests in those financial assets; the beneficial interests have contractual recourse only to the related assets of the collateralized financing entity and are classified as financial liabilities. Our adoption of ASU 2014-13 on January 1, 2016 did not have a material impact on our consolidated financial condition or results of operations.
Receivables—Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (ASU 2014-14)
This ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:

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
Business Combinations: Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (ASU 2015-08)
This ASU removes references to the SEC’s Staff Accounting Bulletin (SAB) Topic 5.J on pushdown accounting from ASC 805-50, thereby conforming the FASB’s guidance on pushdown accounting with the SEC’s guidance on this topic. The SEC’s issuance of SAB No. 115 had superseded the guidance in SAB Topic 5.J in connection with the FASB’s November 2014 release of ASU 2014-17. ASU 2015-08 became effective for us upon issuance. Our adoption of ASU 2015-08 on May 11, 2015 did not have a material impact on our consolidated financial condition or results of operations.
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
Our prospective adoption of ASU 2015-01 on January 1, 2016 did not have a material impact on our consolidated financial condition or results of operations.
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
Our adoption of ASU 2015-02 on January 1, 2016 did not have a material impact on our consolidated financial condition or results of operations.

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
Our retrospective adoption of ASU 2015-03 on January 1, 2016 did not have a material impact on our consolidated financial condition or results of operations.
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
Our prospective adoption of ASU 2015-05 on January 1, 2016 did not have a material impact on our consolidated financial condition or results of operations.
Revenue from Contracts with Customers: Deferral of the Effective Date (ASU 2015-14)
In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers, by one year. In May 2014, the FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard. Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As a result of the issuance of ASU 2015-14, ASU 2014-09 will now be effective for us on January 1, 2018, with early application permitted as of the annual reporting period beginning on January 1, 2017, including interim reporting periods within that reporting period. We are currently evaluating the effect of adopting this standard.
Interest -- Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements -- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (ASU 2015-15)
In August 2015, the FASB issued ASU 2015-15, which clarifies ASU 2015-03, Interest -- Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, by providing guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance on this matter, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on that line-of-credit arrangement.
Our retrospective adoption of ASU 2015-15 on January 1, 2016 did not have a material impact on our consolidated financial condition or results of operations.
Income Taxes: Balance Sheet Classification of Deferred Taxes (ASU 2015-17)
In November 2015, the FASB issued ASU 2015-17, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position, thereby aligning this presentation with International Financial Reporting Standards. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance.
ASU 2015-17 will be effective for us on January 1, 2017, with early application permitted. An entity may apply the amendments either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the effect of adopting this standard.
Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)
In January 2016, the FASB issued ASU 2016-01, which is intended to provide users with more useful information regarding the recognition, measurement, presentation, and disclosure of financial instruments and also improve the accounting model to better meet the requirements of today’s complex economic environment. Most changes in this ASU require the same information, but some changes will revise the geography of that information on the financial statements.
ASU 2016-01 will be effective for us on January 1, 2018. Early adoption will be permitted only for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. An entity should apply the amendments in ASU 2016-01 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of this ASU. We are currently evaluating the effect of adopting this standard.
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
Securitizations of Residential Mortgage Loans
Currently, we securitize forward and reverse residential mortgage loans involving the GSEs and Ginnie Mae and loans insured by the FHA or VA. We retain the right to service these loans and receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the Consolidated Statements of Operations.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding during the years ended December 31:

	2015	2014	2013
Proceeds received from securitizations	$4,970,454	$5,265,183	$7,871,481
Servicing fees collected	29,239	25,438	20,333
Purchases of previously transferred assets, net of claims reimbursed	(2,863)	4,973	(358)
	$4,996,830	$5,295,594	$7,891,456
In connection with these transfers, we retained MSRs of $36.0 million, $39.8 million and $74.8 million during 2015, 2014 and 2013, respectively. We initially record the MSRs at fair value and subsequently account for them at amortized cost.
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

The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss, including the UPB of the transferred loans at December 31:

	2015	2014
Carrying value of assets:
Mortgage servicing rights, at amortized cost	$54,729	$82,542
Mortgage servicing rights, at fair value	236	2,840
Advances and match funded advances	26,968	1,236
UPB of loans transferred	7,471,025	9,353,187
Maximum exposure to loss	$7,552,958	$9,439,805
At December 31, 2015 and 2014, 8.2% and 5.1%, respectively, of the transferred residential loans that we service were 60 days or more past due. During 2015, there were $0.5 million charge-offs, net of recoveries, associated with these transferred loans related to our standard representations and warranties obligations. There were no such charge-offs in 2014.
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
At December 31, 2015 and 2014, we had HMBS-related borrowings of $2.4 billion and $1.4 billion, respectively. HECMs pledged as collateral to the pools were $2.5 billion and $1.6 billion at December 31, 2015 and 2014, respectively.
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
We make the transfers to these SPEs under the terms of our advance financing facility agreements. We classify the transferred advances on our Consolidated Balance Sheets as Match funded advances and the related liabilities as Match funded liabilities. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by these entities have recourse only to the assets of the SPE for satisfaction of the debt. The assets and liabilities of the advance financing SPEs are comprised solely of Match funded advances, Debt service accounts, Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation in our Consolidated Balance Sheets.
Note 3 — Business Acquisitions
During 2013 and 2014, we completed the acquisitions of Correspondent One S.A. (Correspondent One), Liberty and Ocwen Structured Investments, LLC (OSI) as well as the acquisition of certain assets and operations of Residential Capital, LLC (ResCap) as part of our strategy to expand our residential origination and servicing businesses. We accounted for these transactions using the acquisition method, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their fair values as of the acquisition date. In a business combination, the initial allocation of the purchase price is considered preliminary and, therefore, subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined business.
The purchase price allocation provided below is based on an estimate of the fair value of the acquired advances, MSRs and the assumed liabilities in a manner consistent with our existing methodology for estimating fair value of similar assets and liabilities. Premises and equipment were initially valued based on the “in-use” valuation premise, where the fair value of an asset is based on the highest and best use of the asset that would provide maximum value to market participants principally through its use with other assets as a group. Other assets and liabilities expected to have a short life were valued at the face value of the specific assets and liabilities purchased, including receivables, prepaid expenses, accounts payable and accrued expenses.
The pro forma consolidated results presented below are not indicative of what Ocwen’s consolidated net earnings would have been had we completed the acquisition on the date indicated because of differences in servicing practices and cost structure between Ocwen and the acquiree. In addition, the pro forma consolidated results do not purport to project our combined future results nor do they reflect the expected realization of any cost savings associated with the acquisition.
The acquisitions of ResCap and Liberty were treated as asset acquisitions for U.S. tax purposes. We expect the opening tax basis for the acquired assets and liabilities to be the fair values as shown in the purchase price allocation table below. We expect MSRs and goodwill to be treated as intangible assets acquired in connection with the purchase of a trade or business and, as such, amortized over 15 years for tax purposes.
ResCap Acquisition
Purchase Price Allocation
The following table summarizes the final fair values of assets acquired and liabilities assumed as part of the ResCap acquisition:

Cash	$—
MSRs (1)	401,314
Advances and match funded advances (1)	1,786,409
Premises and equipment	16,423
Receivables and other assets	2,989
Liability for indemnification obligations	(49,500)
Other liabilities	(25,125)
Total identifiable net assets	2,132,510
Goodwill	211,419
Total consideration	$2,343,929

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

We completed the acquisition of ResCap on February 15, 2013. We acquired MSRs related to conventional, government-insured and non-Agency residential forward mortgage loans with a UPB of $111.2 billion and master servicing agreements with a UPB of $44.9 billion. The ResCap Acquisition included advances and elements of the servicing platform related to the acquired MSRs, as well as certain diversified fee-based business operations that included recovery, title and closing services. We also assumed subservicing contracts with a UPB of $27.0 billion. Under the terms of the ResCap Acquisition, we were obligated to acquire certain servicing rights and subservicing agreements that were not settled as part of the initial closing on February 15, 2013 as a result of objections raised in connection with the sale. We subsequently purchased these MSRs and assumed the subservicing contracts from ResCap when such consents and approvals were obtained. We completed subsequent settlements and purchased additional MSRs, as objections were resolved.
To finance the acquisition of ResCap, we deployed $840.0 million from the proceeds of a new $1.3 billion SSTL facility and borrowed an additional $1.2 billion pursuant to two new servicing advance facilities and one existing facility. We settled the subsequent closings with cash. Ocwen assumed certain limited liabilities as part of the transaction, including certain employee liabilities and certain business payables outstanding at the closing date. Under the agreement with ResCap, Ocwen generally did not assume any contingent obligations, including pending or threatened litigation, financial obligations in connection with any settlements, orders or similar agreements entered into by ResCap or obligations in connection with any representations or warranties associated with loans previously sold by ResCap except for litigation that may arise in the ordinary course of servicing mortgage loans relating to servicing agreements assumed by Ocwen. Ocwen assumed all liabilities related to servicing loans that are guaranteed by Ginnie Mae, whether arising prior to or after the closing date.
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
Pro Forma Results of Operations
The following table presents supplemental pro forma information for Ocwen for the year ended December 31, 2013 as if the ResCap Acquisition occurred on January 1, 2012. Pro forma adjustments include:

•	conforming servicing revenues to the revenue recognition policies followed by Ocwen;

•	conforming the accounting for MSRs to the valuation and amortization policies of Ocwen;

•
adjusting interest expense to eliminate the pre-acquisition interest expense of ResCap and to recognize interest expense as if the acquisition-related debt of Ocwen had been outstanding at January 1, 2012; and

•	reporting acquisition-related charges for professional services as if they had been incurred in 2012 rather than 2013.

(Unaudited)
Revenues	$2,086,010
Net income	$285,302
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
Liberty
On April 1, 2013, we completed the acquisition of Liberty for $22.0 million in cash. In addition, and as part of the closing, Ocwen repaid Liberty’s $9.1 million existing outstanding debt to the sellers. Liberty is engaged in the origination, purchase, sale and securitization of reverse mortgage loans, both retail and wholesale. We acquired Liberty’s reverse mortgage origination platform, including reverse mortgage loans with a UPB of $55.2 million. The acquired net assets were $31.1 million and consisted primarily of residential reverse mortgage loans ($60.0 million), receivables ($11.2 million), loans held for investment ($10.3 million) and cash ($4.6 million) less amounts due under warehouse facilities ($46.3 million) and HMBS-related borrowings ($10.2 million). We recognized $3.0 million of goodwill in connection with this acquisition. The acquisition of Liberty did not have a material impact on our financial condition, results of operations or cash flows.

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
The following table provides a reconciliation of the beginning and ending liability balances for these termination costs for the years ended December 31, 2013, 2014 and 2015:

	Employee termination benefits	Lease and other contract termination costs	Total
Liability balance as at December 31, 2012	$—	$4,891	$4,891
Additions charged to operations
Servicing	15,901	—	15,901
Lending	651	—	651
Corporate Items and Other	4,131	—	4,131
	20,683	—	20,683
Amortization of discount	—	347	347
Payments	(15,867)	(2,784)	(18,651)
Liability balance as at December 31, 2013	4,816	2,454	7,270
Additions charged to operations
Servicing	14,032	713	14,745
Lending	(114)	—	(114)
Corporate Items and Other	1,271	2,184	3,455
	15,189	2,897	18,086
Amortization of discount	—	148	148
Payments	(18,337)	(3,260)	(21,597)
Liability balance as at December 31, 2014	1,668	2,239	3,907
Additions charged to operations
Servicing	2,432	—	2,432
Lending	—	—	—
Corporate Items and Other	28	433	461
	2,460	433	2,893
Amortization of discount	—	159	159
Payments	(3,415)	(1,248)	(4,663)
Liability balance as at December 31, 2015	$713	$1,583	$2,296
We expect the remaining liability for employee termination benefits at December 31, 2015 to be settled in early 2016.
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
The following table provides a summary of the MSRs and advances sold during the years ended December 31:

	2015 (1)		2014 (2)		2013 (3)
	Mortgage Servicing Rights	Advances and Match Funded Advances	Mortgage Servicing Rights	Advances and Match Funded Advances	Mortgage Servicing Rights	Advances and Match Funded Advances
Sales price of assets sold:
Accounted for as a sale	$775,351	$562,325	$287	$1,054	$34,754	$3,839,954
Accounted for as a financing	—	—	123,551	88,981	448,928	—
	775,351	562,325	123,838	90,035	483,682	3,839,954
Amounts due from purchaser at December 31	(18,615)	(76,014)	—	—	—	—
Amounts paid to purchaser for estimated representation and warranty obligations, compensatory fees and related indemnification obligations	(69,898)	—	—	—	—	—
Amounts received from (paid to) purchaser for items outstanding at the end of the previous year	—	—	—	—	(1,173)	2,583
Total net cash received	$686,838	$486,311	$123,838	$90,035	$482,509	$3,842,537

(1)	In 2015, we sold Agency MSRs relating to loans with a UPB of $87.6 billion.

(2)	In 2014, we issued $123.6 million of OASIS Series 2014-1 Notes secured by Ocwen-owned MSRs relating to Freddie Mac mortgages of $11.8 billion UPB.

(3)
In 2013, we sold to Home Loan Servicing Solutions, Ltd. (HLSS) the Rights to MSRs relating to loans with a UPB of $119.7 billion for $417.2 million and sold the related servicing advances of $3.8 billion.

On April 6, 2015, HLSS closed on the sale of substantially all of its assets to NRZ. References to NRZ in these consolidated financial statements include HLSS for periods prior to April 6, 2015 because, following HLSS’ sale of substantially all of its assets on April 6, 2015, NRZ, through its subsidiaries, is the owner of the Rights to MSRs and has assumed all rights and obligations under the associated agreements. We refer to the sale of Rights to MSRs and the related servicing advances as the NRZ/HLSS Transactions.
Pursuant to our agreements with NRZ, NRZ has assumed the obligation to fund new servicing advances with respect to the Rights to MSRs. We continue to service the loans for which the Rights to MSRs have been sold to NRZ. Accordingly, in the event NRZ were unable to fulfill its advance funding obligations, as the servicer under our servicing agreements with the residential mortgage backed securitization trusts, we would be contractually obligated to fund such advances under those servicing agreements. At December 31, 2015, NRZ had outstanding advances of approximately $5.2 billion in connection with the Rights to MSRs.
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
To the extent servicing agreements underlying Rights to MSRs are terminated as a result of a termination event thereunder, NRZ is entitled to payment of an amount equal to an amortized percentage of NRZ’s purchase price for the related Rights to MSRs. We paid NRZ $2.2 million during 2015 in connection with the termination of four servicing agreements underlying the Rights to MSRs. In 2014, we paid $2.0 million as a result of the transfer of servicing to another party.

Beginning April 7, 2017, if a termination event related to a servicer rating downgrade is existing under the Master Servicing Rights Purchase Agreement and Sale Supplements with NRZ, NRZ will have the right to direct the transfer of servicing with respect to an affected servicing agreement to a replacement servicer that obtains all required third-party consents and licenses. As of December 31, 2015, a termination event relating to a servicer rating downgrade exists because our servicer rating from S&P is below “Average.” If our servicer rating from S&P is not upgraded to “Average” or better prior to April 7, 2017, NRZ will have the right to direct the transfer of any affected servicing agreements to a successor servicer that obtains all required third-party consents and licenses. Following any such transfer, we would no longer be entitled to receive future servicing fee revenue with respect to the transferred servicing agreement.
Our agreements with NRZ provide that, if S&P downgrades our servicer rating to below “Average” (which it has), we will compensate NRZ for certain increased costs associated with its servicing advance financing facilities, including increased costs of funding, to the extent such costs are the direct result of such downgrade. Any such compensation will continue for a maximum of 12 months and will not exceed $3.0 million for any calendar month or $36.0 million in the aggregate. In such circumstances, NRZ must use commercially reasonable efforts to assist us in curing any potential cost increases by obtaining amendments to the relevant financing agreements. We incurred $14.3 million through December 31, 2015 in connection with this agreement, and will continue to incur costs through June 2016. Actual future payments in connection with this agreement will vary based on NRZ's outstanding borrowings and movements in applicable floating interest rates.
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
The sales of advances in connection with MSR sales, including the NRZ/HLSS Transactions, meet the requirements for sale accounting, and the advances are derecognized from our consolidated financial statements at the servicing transfer date, or, in the case of advances sold in connection with the sale of Rights to MSRs, at the time of the sale. In 2014, Ocwen sold advances related to certain FHA-insured mortgage loans to subsidiaries of NRZ. These advance sales did not qualify for sales treatment and were accounted for as financings (Financing liability - Advances pledged).
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

The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not carried, at fair value are as follows at December 31:

		2015		2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$309,054	$309,054	$401,120	$401,120
Loans held for sale, at lower of cost or fair value (b)	3	104,992	104,992	87,492	87,492
Total Loans held for sale		$414,046	$414,046	$488,612	$488,612
Loans held for investment - Reverse mortgages, at fair value (a)	3	$2,488,253	$2,488,253	$1,550,141	$1,550,141
Advances and match funded advances (c)	3	2,151,066	2,151,066	3,303,356	3,303,356
Receivables, net (c)	3	286,981	286,981	270,596	270,596
Mortgage-backed securities, at fair value (a)	3	7,985	7,985	7,335	7,335

Financial liabilities:
Match funded liabilities (c)	3	$1,584,049	$1,581,786	$2,090,247	$2,090,247
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$2,391,362	$2,391,362	$1,444,252	$1,444,252
Financing liability - MSRs pledged (a)	3	541,704	541,704	614,441	614,441
Other (c)	3	156,189	131,940	199,948	189,648
Total Financing liabilities		$3,089,255	$3,065,006	$2,258,641	$2,248,341
Other secured borrowings:
Senior secured term loan (c)	2	$397,103	$397,956	$1,273,219	$1,198,227
Other (c)	3	385,320	385,320	460,472	460,472
Total Other secured borrowings		$782,423	$783,276	$1,733,691	$1,658,699

Senior unsecured notes (c)	2	$350,000	$318,063	$350,000	$321,563

Derivative financial instruments assets (liabilities) (a):
Interest rate lock commitments	2	$6,080	$6,080	$6,065	$6,065
Forward mortgage-backed securities trades	1	295	295	(2,854)	(2,854)
Interest rate caps	3	2,042	2,042	567	567

Mortgage servicing rights:
Mortgage servicing rights, at fair value (a)	3	$761,190	$761,190	$93,901	$93,901
Mortgage servicing rights, at amortized cost (c) (d)	3	377,379	461,555	1,820,091	2,237,703
Total Mortgage servicing rights		$1,138,569	$1,222,745	$1,913,992	$2,331,604

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

(d)
The balance at December 31, 2015 includes our impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a non-recurring basis. The carrying value of this stratum at December 31, 2015 was $146.5 million, net of a valuation allowance of $17.3 million.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

Year Ended December 31, 2015	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Beginning balance	$1,550,141	$(1,444,252)	$7,335	$(614,441)	$567	$93,901	$(406,749)
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	2,506	1,007	3,513
Issuances	1,008,065	(1,024,361)	—	—	—	(2,428)	(18,724)
Transfer from MSRs carried at amortized cost	—	—	—	—	—	839,157	839,157
Sales	—	—	—	—	—	(72,274)	(72,274)
Settlements (1)	(151,134)	153,016	—	72,737	346	—	74,965
	856,931	(871,345)	—	72,737	2,852	765,462	826,637
Total realized and unrealized gains and (losses) (2):
Included in earnings	81,181	(75,765)	650	—	(1,377)	(98,173)	(93,484)
Included in Other comprehensive income	—	—	—	—	—	—	—
	81,181	(75,765)	650	—	(1,377)	(98,173)	(93,484)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$2,488,253	$(2,391,362)	$7,985	$(541,704)	$2,042	$761,190	$326,404

Year Ended December 31, 2014	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Beginning balance	$618,018	$(615,576)	$—	$(633,804)	$442	$116,029	$(514,891)
Purchases, issuances, sales and settlements:
Purchases	—	—	7,677	—	787	—	8,464
Issuances	816,881	(783,009)	—	—	—	—	33,872
Transfer from Loans held for sale, at fair value	110,874	—	—	—			110,874
Sales	—	—	—	—	—	—	—
Settlements	(99,923)	47,077	—	19,363	—	—	(33,483)
	827,832	(735,932)	7,677	19,363	787	—	119,727
Total realized and unrealized gains and (losses):
Included in earnings	104,291	(92,744)	(342)	—	(662)	(22,128)	(11,585)
Included in Other comprehensive income	—	—		—	—	—	—
	104,291	(92,744)	(342)	—	(662)	(22,128)	(11,585)
Transfers in and / or out of Level 3	—	—		—	—	—	—
Ending balance	$1,550,141	$(1,444,252)	$7,335	$(614,441)	$567	$93,901	$(406,749)

Year Ended December 31, 2013	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Beginning balance	$—	$—	$(303,705)	$(10,668)	$85,213	$(229,160)
Purchases, issuances, sales and settlements:
Purchases	10,251	(10,179)	—	498	—	570
Issuances	609,555	(604,991)	(417,167)	—	—	(412,603)
Sales	—	—	—	24,156	—	24,156
Settlements	(5,886)	5,440	87,068	(1,241)	—	85,381
	613,920	(609,730)	(330,099)	23,413	—	(302,496)
Total realized and unrealized gains and (losses) (2):
Included in earnings	4,098	(5,846)	—	60	30,816	29,128
Included in Other comprehensive income	—	—	—	(12,363)	—	(12,363)
	4,098	(5,846)	—	(12,303)	30,816	16,765
Transfers in and / or out of Level 3	—	—	—	—	—	—
Ending balance	$618,018	$(615,576)	$(633,804)	$442	$116,029	$(514,891)

(1)	Settlements of Financing liability - MSRs pledged for 2015 and 2014 include reimbursements of $2.2 million and $2.0 million, respectively, to NRZ related to servicing terminations.

(2)
Total losses attributable to derivative financial instruments still held at December 31, 2015 and 2014 were $1.0 million and $0.7 million for 2015 and 2014, respectively. Total losses for 2015 attributable to MSRs still held at December 31, 2015 were $90.3 million.

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
The more significant assumptions used in the December 31, 2015 valuation include:

•	Life in years ranging from 6.11 to 9.70 (weighted average of 6.49);

•	Conditional repayment rate ranging from 4.96% to 53.75% (weighted average of 19.85%); and

•	Discount rate of 3.36%.
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
Third-party valuation experts generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model, in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, including risk premiums and liquidity adjustments. The models and related assumptions used by the valuation experts are owned and managed by them and, in many cases, the significant inputs used in the valuation techniques are not reasonably available to us. However, we have an internal understanding of the processes and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts. We believe that the procedures executed by the valuation experts, supported by our internal verification and analytical procedures, provide reasonable assurance that the prices used in our Consolidated Financial Statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.
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
Amortized Cost MSRs
We estimate the fair value of MSRs carried at amortized cost using a process that involves either actual sale prices obtained or the use of independent third-party valuation experts, supported by commercially available discounted cash flow models and analysis of current market data. To provide greater price transparency to investors, we disclose actual Ocwen sale prices for orderly transactions where available in lieu of third-party valuations.
The more significant assumptions used in the December 31, 2015 valuation include:

Weighted average prepayment speed	11.34%
Weighted average delinquency rate	13.27%
Advance financing cost	5-year swap
Interest rate for computing float earnings	5-year swap
Weighted average discount rate	9.41%
Weighted average cost to service (in dollars)	$92
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
The primary assumptions used in the December 31, 2015 valuation include:

	Agency	Non-Agency
Weighted average prepayment speed	9.91%	16.83%
Weighted average delinquency rate	0.82%	27.99%
Advance financing cost	5-year swap	1ML plus 3.5%
Interest rate for computing float earnings	5-year swap	1ML
Weighted average discount rate	9.00%	15.03%
Weighted average cost to service (in dollars)	$71	$321
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
Mortgage-Backed Securities (MBS)
Our subordinate and residual securities are not actively traded, and therefore, we estimate the fair value of these securities based on the present value of expected future cash flows from the underlying mortgage pools. We use our best estimate of the key assumptions we believe are used by market participants. We calibrate our internally developed discounted cash flow models for trading activity when appropriate to do so in light of market liquidity levels. Key inputs include expected prepayment rates, delinquency and cumulative loss curves and discount rates commensurate with the risks. Where possible, we use observable inputs in the valuation of our securities. However, the subordinate and residual securities in which we have invested trade infrequently and therefore have few or no observable inputs and little price transparency. Additionally, during periods of market dislocation, the observability of inputs is further reduced. Changes in the fair value of our investment in subordinate and residual securities are recognized in Other, net in the Consolidated Statements of Operations.
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
The more significant assumptions used in the December 31, 2015 valuation include:

•	Life in years ranging from 4.73 to 9.70 (weighted average of 5.39);

•	Conditional repayment rate ranging from 4.96% to 53.75% (weighted average of 19.85%); and

•	Discount rate of 2.78%.
Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.
MSRs Pledged
We periodically sell Rights to MSRs and the related servicing advances. Because we have retained legal title to the MSRs, the sales of Rights to MSRs are accounted for as financings. We initially establish the value of the financing liability (Financing Liability - MSRs Pledged) based on the price at which the Rights to MSRs are sold. Thereafter, the carrying value of the Financing Liability - MSRs pledged is adjusted to fair value at each reporting date. We determine fair value by applying the price of the underlying MSRs to the remaining principal balance related to the underlying MSRs. Because we have elected fair value for our portfolio of non-Agency MSRs, future fair value changes in the Financing Liability - MSRs Pledged will be largely offset by changes in the fair value of the related MSRs.
The more significant assumptions used in determination of the price of the underlying MSRs at December 31, 2015 include:

Weighted average prepayment speed	17.43%
Weighted average delinquency rate	29.83%
Advance financing cost	1 ML plus 3.5%
Interest rate for computing float earnings	1ML
Weighted average discount rate	14.92%
Weighted average cost to service (in dollars)	$326
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
Other Secured Borrowings
The carrying value of secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. For the SSTL, we based the fair value on quoted prices in a market with limited trading activity.
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
We enter into forward MBS trades to provide an economic hedge against changes in the fair value of residential forward and reverse mortgage loans held for sale that we carry at fair value. Forward MBS trades are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Forward contracts are actively traded in the market and we obtain unadjusted market quotes for these derivatives, thus they are classified within Level 1 of the valuation hierarchy.
In addition, we may use interest rate caps to minimize future interest rate exposure on variable rate debt issued on servicing advance financing facilities from increases in one-month LIBOR interest rates. The fair value for interest rate caps is based on counterparty market prices and adjusted for counterparty credit risk.
Note 6 — Loans Held for Sale
Loans Held for Sale - Fair Value
Loans held for sale, at fair value, represent residential mortgage loans originated or purchased and held until sold to secondary market investors, such as the GSEs or other third parties. The following table summarizes the activity in the balance during the years ended December 31:

	2015	2014	2013
Beginning balance	$401,120	$503,753	$426,480
Originations and purchases	3,944,509	4,967,767	8,106,742
Proceeds from sales	(4,061,217)	(5,001,935)	(7,999,235)
Principal collections	(8,647)	(13,300)	(653)
Transfers to loans held for investment - reverse mortgages	—	(110,874)	—
Gain (loss) on sale of loans	42,053	49,533	(26,981)
Other (1)	(8,764)	6,176	(2,600)
Ending balance	$309,054	$401,120	$503,753

(1)	Other includes the increase (decrease) in fair value of $(9.1) million, $6.2 million and $(3.7) million for 2015, 2014 and 2013, respectively.
At December 31, 2015, loans held for sale, at fair value, with a UPB of $290.0 million were pledged to secure warehouse lines of credit in our Lending segment.
Loans Held for Sale - Lower of Cost or Fair Value
Loans held for sale, at lower of cost or fair value, include residential loans that we do not intend to hold to maturity. The following table summarizes the activity in the balance during the years ended December 31:

	2015	2014	2013
Beginning balance	$87,492	$62,907	$82,866
Purchases	1,056,172	2,462,573	1,632,390
Proceeds from sales	(1,001,939)	(2,067,965)	(1,036,316)
Principal payments	(53,400)	(262,196)	(432,423)
Transfers to accounts receivable	(53,468)	(114,675)	(218,629)
Transfers to real estate owned	(18,594)	(8,808)	(4,775)
Gain on sale of loans	43,449	31,853	35,087
Decrease (increase) in valuation allowance	35,018	(18,965)	(10,644)
Other	10,262	2,768	15,351
Ending balance (1) (2)	$104,992	$87,492	$62,907

(1)
At December 31, 2015, 2014 and 2013, the balances include $85.9 million, $42.0 million and $43.1 million, respectively, of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations as part of our servicing obligations. Repurchased loans are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.

(2)
At December 31, 2015, 2014 and 2013, the balances are net of valuation allowances of $14.7 million, $49.7 million and $30.7 million, respectively. The decrease in the valuation allowance during 2015 includes $37.8 million resulting from the reversal of the allowance associated with loans that were sold during the year. The increase in the valuation allowance during 2014 and 2013 includes $20.4 million and $15.7 million, respectively, resulting from transfers of the liability for indemnification obligations for the initial valuation adjustment that we recognized on certain loans that we repurchased from Fannie Mae and Freddie Mac guaranteed securitizations.
At December 31, 2015, loans held for sale, at lower of cost or fair value, with a UPB of $45.5 million were pledged to secure a warehouse line of credit in our Servicing segment.
In March 2014, we purchased delinquent FHA-insured loans with a UPB of $549.4 million out of Ginnie Mae guaranteed securitizations under the terms of a conditional repurchase option whereby as servicer we have the right, but not the obligation, to repurchase delinquent loans at par plus delinquent interest (the Ginnie Mae early buy-out (EBO) program). Immediately after their purchase, we sold the loans and related advances to a subsidiary of NRZ for $612.3 million ($556.6 million for the loans and $55.7 million for the related servicing advances). We recognized a gain of $7.2 million on the sale of the loans. Following the initial transactions, we sold an additional $13.1 million of advances to a subsidiary of NRZ. We had recorded these advances in connection with the subsequent servicing of the sold loans.
On May 1, 2014, we purchased a second group of delinquent FHA-insured loans with a UPB of $451.0 million through the Ginnie Mae EBO program for $479.6 million, including delinquent interest. On May 2, 2014, we sold the loans to an unrelated third party for $462.5 million and recognized a gain of $1.3 million, including the value assigned to the retained MSRs. Separately, we sold $20.2 million of the advances related to these loans to a subsidiary of NRZ.
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
Gain on Loans Held for Sale, Net
The following table summarizes the activity in Gain on loans held for sale, net, during the years ended December 31:

	2015	2014	2013
Gain on sales of loans	$152,970	$168,449	$82,518
Change in fair value of IRLCs	14	(25,822)	523
Change in fair value of loans held for sale	(8,525)	10,489	(1,709)
Gain (loss) on economic hedge instruments	(8,675)	(17,214)	42,732
Other	(815)	(1,605)	(2,370)
	$134,969	$134,297	$121,694
Gain on loans held for sale, net include $36.0 million, $39.8 million and $74.8 million for 2015, 2014 and 2013, respectively, representing the value assigned to MSRs retained on transfers of forward loans.
Also included in Gains on loans held for sale, net are gains of $23.0 million, $54.7 million and $35.1 million recorded during 2015, 2014 and 2013, respectively, on sales of repurchased Ginnie Mae loans, which are carried at the lower of cost or fair value.
Fair value gains recognized in connection with transfers of reverse mortgages into Ginnie Mae guaranteed securitizations are also included in Gains on loans held for sale, net and amounted to $112.6 million, $72.7 million and $41.7 million during 2015, 2014 and 2013, respectively.

Note 7 — Advances
Advances, net, which represent payments made on behalf of borrowers or on foreclosed properties, consisted of the following at December 31:

	2015	2014
Servicing:
Principal and interest	$81,654	$128,217
Taxes and insurance	275,528	467,891
Foreclosures, bankruptcy and other	125,017	363,374
	482,199	959,482
Corporate Items and Other	4,000	4,466
	486,199	963,948
Allowance for losses	(41,901)	(70,034)
	$444,298	$893,914
Advances at December 31, 2015 include $86.4 million of remaining Ginnie Mae EBO advances, which did not qualify for sales accounting.
The following table summarizes the activity in advances for the years ended December 31:

	2015	2014	2013
Beginning balance	$893,914	$890,832	$184,463
Acquisitions (1)	—	99,319	733,438
Transfers to match funded advances	—	(10,156)	(142,286)
Sales of advances (2)	(253,335)	—	(200,749)
New advances (collections of advances), net and charge-offs	(224,414)	(54,424)	328,151
Decrease (increase) in allowance for losses (3)	28,133	(31,657)	(12,185)
Ending balance	$444,298	$893,914	$890,832

(1)
Servicing advances acquired through business acquisitions and asset acquisitions, primarily in connection with the acquisition of MSRs. Acquisitions in 2014 include advances acquired in connection with the purchase of loans through the Ginnie Mae EBO program.

(2)
Servicing advances sold in connection with sales of MSRs and Rights to MSRs, which met the requirements for sale accounting and which were derecognized from our financial statements at the time of the sale. However, advances sold during 2014 in connection with the sale of loans purchased through the Ginnie Mae EBO program did not qualify as sales for accounting purposes and were accounted for as a financing.

(3)	The decrease in the allowance for losses in 2015 includes $68.9 million of charge-offs.
Note 8 — Match Funded Advances
Match funded advances on residential loans we service for others are comprised of the following at December 31:

	2015	2014
Principal and interest	$948,376	$1,349,048
Taxes and insurance	608,404	847,064
Foreclosures, bankruptcy, real estate and other	149,988	213,330
	$1,706,768	$2,409,442

The following table summarizes the activity in match funded advances for the years ended December 31:

	2015	2014	2013
Beginning balance	$2,409,442	$2,552,383	$3,049,244
Acquisitions (1)	—	85,521	3,589,773
Transfers from advances (2)	—	10,156	142,286
Sales of advances	(308,990)	—	(3,639,205)
Collections of pledged advances, net of new advances and other	(393,684)	(238,618)	(589,715)
Ending balance	$1,706,768	$2,409,442	$2,552,383

(1)	Servicing advances acquired through business acquisitions and asset acquisitions in connection with the acquisition of MSRs, that were pledged to advance facilities at the date of acquisition.

(2)	New servicing advances initially classified as Advances at the date of payment and subsequently pledged to advance financing facilities.
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

	2015	2014	2013
Beginning balance	$1,820,091	$1,953,352	$678,937
Fair value election - transfer of MSRs carried at fair value (1)	(787,142)	—	—
Additions recognized in connection with business acquisitions :
OSI	—	9,008	—
ResCap acquisition	—	11,370	389,944
Liberty acquisition	—	—	2,840
Additions recognized in connection with asset acquisitions:
Ally MSR transaction	—	—	683,787
OneWest MSR transaction	—	14,408	398,804
Greenpoint MSR transaction	—	3,690	33,647
Other	12,356	17,228	8,764
Additions recognized on the sale of mortgage loans	34,961	63,310	74,784
Sales (2)	(586,352)	(137)	(28,403)
Servicing transfers and adjustments	—	(1,763)	(8,883)
	493,914	2,070,466	2,234,221
(Increase) decrease in impairment valuation allowance (3)	(17,341)	—	2,375
Amortization	(99,194)	(250,375)	(283,244)
Ending balance	$377,379	$1,820,091	$1,953,352

Estimated fair value at end of year	$461,555	$2,237,703	$2,441,719

(1)
Effective January 1, 2015, we elected fair value accounting for a newly-created class of non-Agency MSRs, which were previously accounted for using the amortization method, based on a different strategy for managing the risks of the underlying portfolio compared to our other MSR classes. This irrevocable election applies to all subsequently acquired or originated servicing assets and liabilities that have characteristics consistent with this class. We recorded a cumulative-effect adjustment of $52.0 million (before deferred income taxes of $9.4 million) to retained earnings as of January 1, 2015 to reflect the excess of the fair value of these MSRs over their carrying amount. At December 31, 2014, the UPB of the loans related to the non-Agency MSRs for which the fair value election was made was $195.3 billion.

(2)	We retained the subservicing on MSRs that we sold in 2013. The gain on the sale of $5.1 million was deferred and is recognized in earnings over the life of the subservicing contract.

(3)	Impairment of MSRs is recognized in Servicing and origination expense in the Consolidated Statements of Operations.

The estimated amortization expense for MSRs, calculated based on assumptions used at December 31, 2015, is projected as follows over the next five years:

2016	$46,723
2017	36,427
2018	38,564
2019	38,773
2020	34,425
Servicing Liabilities. Servicing liabilities, if any, are included in Other liabilities.
Mortgage Servicing Rights – Fair Value Measurement Method
This portfolio comprises servicing rights for which we elected the fair value option and includes Agency residential mortgage loans for which we previously hedged the related market risks and a new class of non-Agency residential mortgage loans for which we elected fair value as of January 1, 2015.
The following table summarizes the activity related to fair value servicing assets for the years ended December 31:

	2015			2014	2013
	Agency	Non-Agency	Total	Agency	Agency
Beginning balance	$93,901	$—	$93,901	$116,029	$85,213
Fair value election - transfer of MSRs carried at amortized cost	—	787,142	787,142	—	—
Cumulative effect of fair value election	—	52,015	52,015	—	—
Sales	(70,930)	(1,344)	(72,274)	—	—
Additions recognized on the sale of residential mortgage loans	—	1,007	1,007	—	—
Servicing transfers and adjustments	—	(2,428)	(2,428)	—	—
Changes in fair value (1):
Changes in valuation inputs or other assumptions	(639)	10,684	10,045	(15,028)	44,199
Realization of expected future cash flows and other changes	(7,261)	(100,957)	(108,218)	(7,100)	(13,383)
Ending balance	$15,071	$746,119	$761,190	$93,901	$116,029

(1)	Changes in fair value are recognized in Servicing and origination expense in the Consolidated Statements of Operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates or an improving housing market (as prepayments increase) and increase in periods of rising interest rates or a deteriorating housing market (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of December 31, 2015 given hypothetical shifts in lifetime prepayments and yield assumptions:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(65,518)	$(140,457)
Discount rate (option-adjusted spread)	$(17,407)	$(34,492)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at December 31, 2015 are increased prepayment speeds and a decrease in the yield assumption.

Portfolio of Assets Serviced
The following table presents the composition of our primary servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents loans for which we own the servicing rights while subservicing represents all other loans. The UPB of assets serviced for others are not included on our Consolidated Balance Sheets.

	Residential	Commercial	Total
UPB at December 31, 2015
Servicing	$230,132,729	$—	$230,132,729
Subservicing	20,833,383	105,268	20,938,651
	$250,966,112	$105,268	$251,071,380
UPB at December 31, 2014
Servicing	$361,288,281	$—	$361,288,281
Subservicing	37,439,446	149,737	37,589,183
	$398,727,727	$149,737	$398,877,464
UPB at December 31, 2013
Servicing	$397,546,635	$—	$397,546,635
Subservicing	67,104,697	400,502	67,505,199
	$464,651,332	$400,502	$465,051,834
UPB serviced at December 31, 2015, 2014 and 2013 includes $137.1 billion, $160.8 billion and $175.1 billion, respectively, for which the Rights to MSRs have been sold to NRZ.
Residential assets serviced includes foreclosed real estate. Residential assets serviced also includes small-balance commercial assets with a UPB of $1.8 billion, $2.3 billion and $2.6 billion at December 31, 2015, 2014 and 2013, respectively. Commercial assets consist of large-balance foreclosed real estate.
A significant portion of the servicing agreements for our non-Agency servicing portfolio contain provisions where we could be terminated as servicer without compensation upon the failure of the serviced loans to meet certain portfolio delinquency or cumulative loss thresholds. As a result of the economic downturn of recent years, the portfolio delinquency and/or cumulative loss threshold provisions have been breached by many private-label securitizations in our non-Agency servicing portfolio. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s Investors Service, Inc. (Moody’s) and S&P. Out of approximately 3,979 non-Agency servicing agreements, approximately 745 with approximately $40.1 billion of UPB as of December 31, 2015 have minimum servicer ratings criteria. As a result of downgrades in our servicer ratings, termination rights have been triggered in 664 of these non-Agency servicing agreements. This represents approximately $34.3 billion in UPB as of December 31, 2015, or approximately 18.3% of our total non-Agency servicing portfolio. In early 2015, we received notices terminating us as the servicer under four of our non-Agency servicing agreements due to rating downgrades. Pursuant to our servicing agreements, generally we are entitled to payment of accrued and unpaid servicing fees through termination as well as all advances and certain other previously unreimbursed amounts, although we lose the future servicing fee revenue. While the financial impact of the termination of servicing under these four servicing agreements was immaterial to our overall financial condition, as it represented only 0.17% of our overall servicing portfolio as of the time of transfer of servicing, we could be subject to further terminations either as a result of recent servicer ratings downgrades or future adverse actions by ratings agencies, which could have an adverse effect on our business, financing activities, financial condition and results of operations.
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

At December 31, 2015, the geographic distribution of the UPB and count of residential loans and real estate we serviced was as follows:

	Amount	Count
California	$60,567,867	234,371
Florida	21,004,999	147,454
New York	20,735,251	86,951
New Jersey	11,495,328	55,175
Texas	11,393,316	127,397
Other	125,769,351	973,414
	$250,966,112	1,624,762
Servicing Revenue
The following table presents the components of servicing and subservicing fees for the years ended December 31:

	2015	2014	2013
Loan servicing and subservicing fees:
Servicing	$1,148,278	$1,363,800	$1,246,882
Subservicing	58,384	128,797	146,605
	1,206,662	1,492,597	1,393,487
Home Affordable Modification Program (HAMP) fees	135,036	141,121	152,812
Late charges	82,690	121,618	115,826
Loan collection fees	31,763	33,983	31,022
Custodial accounts (float earnings)	15,870	6,693	5,332
Other	59,776	98,163	125,080
	$1,531,797	$1,894,175	$1,823,559
Float balances amounted to $2.2 billion, $3.4 billion and $3.2 billion at December 31, 2015, 2014 and 2013, respectively.
Note 10 — Receivables
Receivables consisted of the following at December 31:

	2015	2014
Servicing:
Amount due on sales of mortgage servicing rights and advances	$94,629	$—
Government-insured loan claims (1)	71,405	52,955
Reimbursable expenses	29,856	32,387
Due from custodial accounts	13,800	11,627
Other servicing receivables	32,879	29,516
	242,569	126,485
Income taxes receivable	53,519	68,322
Due from related parties (2)	—	58,892
Other receivables (3)	29,818	43,690
	325,906	297,389
Allowance for losses (1)	(38,925)	(26,793)
	$286,981	$270,596

(1)
At December 31, 2015 and 2014, the total allowance for losses related to receivables of our Servicing business. Allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) at December 31, 2015 and 2014 were $20.6 million and $10.0 million, respectively.

(2)
Entities that we reported as related parties at December 31, 2014 are no longer considered to be related parties, and amounts receivable from them are now reported within Other receivables. See Note 24 — Related Party Transactions for additional information.

(3)
At December 31, 2014, Other receivables includes $28.8 million related to losses to be indemnified under the terms of the Homeward merger agreement. On March 19, 2015, we reached an agreement with the former owner of Homeward for the final settlement of all indemnification claims under the merger agreement and received $38.1 million in cash.

Note 11 — Premises and Equipment
Premises and equipment are summarized as follows at December 31:

	2015	2014
Computer hardware and software	$68,228	$55,132
Leasehold improvements	23,326	28,549
Office equipment and other	11,761	13,268
Buildings	9,689	13,049
Furniture and fixtures	5,839	12,308
	118,843	122,306
Less accumulated depreciation and amortization	(61,217)	(78,996)
	$57,626	$43,310
Note 12 — Goodwill
During the fourth quarter of 2014, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis as of December 31, 2014. These indicators included significant declines in the market price of our common stock during the fourth quarter of 2014, including declines in reaction to the New York Department of Financial Services (NY DFS) settlement announced in December 2014, which included the resignation of our former Executive Chairman, and the California Department of Business Oversight (CA DBO) settlement announced in January 2015 that related to events in 2014. This reassessment resulted in the recognition of an impairment charge of $420.2 million in 2014, representing the entire balance of goodwill in our Servicing and Lending segments of $371.1 million and $49.1 million, respectively.
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
Note 13 — Other Assets
Other assets consisted of the following at December 31:

	2015	2014
Contingent loan repurchase asset (1)	$346,984	$274,265
Debt service accounts (2)	87,328	91,974
Prepaid expenses (3)	69,805	17,957
Prepaid lender fees and debt issuance costs, net (4)	43,997	31,337
Real estate	20,489	16,720
Prepaid income taxes (5)	11,749	16,450
Mortgage-backed securities, at fair value	7,985	7,335
Derivatives, at fair value	6,367	6,065
Other	16,292	28,708
	$610,996	$490,811

(1)
In connection with the Ginnie Mae EBO program, our agreements provide either that: (a) we have the right, but not the obligation, to repurchase previously transferred mortgage loans under certain conditions, including the mortgage loans becoming eligible for pooling under a program sponsored by Ginnie Mae; or (b) we have the obligation to repurchase previously transferred mortgage loans that have been subject to a successful trial modification before any permanent modification is made. Once these conditions are met, we have effectively regained control over the mortgage loan(s), and under GAAP, must re-recognize the loans on our consolidated balance sheets and establish a corresponding repurchase liability. With respect to those loans that we have the right, but not the obligation, to repurchase under the applicable agreement, this requirement applies regardless of whether we have any intention to repurchase the loan. We re-recognized mortgage loans in Other assets and a corresponding liability in Other liabilities.

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

(3)
In connection with the sale of Agency MSRs in 2015, we placed $52.9 million in escrow for the payment of representation, warranty and indemnification claims associated with the underlying loans serviced. Prepaid expenses at December 31, 2015 includes the remaining balance of $41.3 million.

(4)	We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

(5)	The deferred tax effects of intra-entity transfers of MSRs have been recognized as prepaid income taxes and are being amortized to Income tax expense over a 7-year period.
Note 14 — Borrowings
Match Funded Liabilities
Match funded liabilities are comprised of the following at December 31:

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	2015	2014
Ocwen Freddie Servicer Advance Receivables Trust Series 2012-ADV1 (3)	1-Month LIBOR (1ML) (4) + 175 bps	Jun. 2017	Jun. 2015	$—	$—	$373,080

Ocwen Servicer Advance Funding (SBC) Note (5)	1ML + 300 bps	Dec. 2015	Dec. 2014	—	—	494

Advance Receivables Backed Notes, Series 2013-VF2, Class A (6)	Cost of Funds + 239 bps	Oct. 2045	Oct. 2015	—	—	519,634
Advance Receivables Backed Notes, Series 2013-VF2, Class B (6)	Cost of Funds + 429 bps	Oct. 2045	Oct. 2015	—	—	32,919
Advance Receivables Backed Notes, Series 2014-VF3, Class A (7)	1ML + 235 bps (7)	Sep. 2046	Sep. 2016	29,034	132,651	552,553
Advance Receivables Backed Notes - Series 2014-VF3, Class B (7)	1ML + 300 bps (7)	Sep. 2046	Sep. 2016	1,294	6,330	—
Advance Receivables Backed Notes - Series 2014-VF3, Class C (7)	1ML + 425 bps (7)	Sep. 2046	Sep. 2016	1,458	6,977	—
Advance Receivables Backed Notes - Series 2014-VF3, Class D (7)	1ML + 575 bps (7)	Sep. 2046	Sep. 2016	3,829	18,427	—

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	2015	2014
Advance Receivables Backed Notes - Series 2014-VF4, Class A (8)	1ML + 235 bps (8)	Sep. 2046	Sep. 2016	29,034	132,651	552,553
Advance Receivables Backed Notes - Series 2014-VF4, Class B (8)	1ML + 300 bps (8)	Sep. 2046	Sep. 2016	1,294	6,330	—
Advance Receivables Backed Notes - Series 2014-VF4, Class C (8)	1ML + 425 bps (8)	Sep. 2046	Sep. 2016	1,458	6,977	—
Advance Receivables Backed Notes - Series 2014-VF4, Class D (8)	1ML + 575 bps (8)	Sep. 2046	Sep. 2016	3,829	18,427	—
Advance Receivables Backed Notes - Series 2015-VF5, Class A (9)	1ML + 235 bps (9)	Sep. 2046	Sep. 2016	29,033	132,652	—
Advance Receivables Backed Notes - Series 2015-VF5, Class B (9)	1ML + 300 bps (9)	Sep. 2046	Sep. 2016	1,294	6,330	—
Advance Receivables Backed Notes - Series 2015-VF5, Class C (9)	1ML + 425 bps (9)	Sep. 2046	Sep. 2016	1,458	6,977	—
Advance Receivables Backed Notes - Series 2015-VF5, Class D (9)	1ML + 575 bps (9)	Sep. 2046	Sep. 2016	3,829	18,427	—
Advance Receivables Backed Notes - Series 2015-T1, Class A (9)	2.5365%	Sep. 2046	Sep. 2016	—	244,809	—
Advance Receivables Backed Notes - Series 2015-T1, Class B (9)	3.0307%	Sep. 2046	Sep. 2016	—	10,930	—
Advance Receivables Backed Notes - Series 2015-T1, Class C (9)	3.5240%	Sep. 2046	Sep. 2016	—	12,011	—
Advance Receivables Backed Notes - Series 2015-T1, Class D (9)	4.1000%	Sep. 2046	Sep. 2016	—	32,250	—
Advance Receivables Backed Notes - Series 2015-T2, Class A (10)	2.5320%	Nov. 2046	Nov. 2016	—	161,973	—
Advance Receivables Backed Notes - Series 2015-T2, Class B (10)	3.3720%	Nov. 2046	Nov. 2016	—	7,098	—
Advance Receivables Backed Notes - Series 2015-T2, Class C (10)	3.7660%	Nov. 2046	Nov. 2016	—	8,113	—
Advance Receivables Backed Notes - Series 2015-T2, Class D (10)	4.2580%	Nov. 2046	Nov. 2016	—	22,816	—
Advance Receivables Backed Notes - Series 2015-T3, Class A (10)	3.2110%	Nov. 2047	Nov. 2017	—	310,195	—
Advance Receivables Backed Notes - Series 2015-T3, Class B (10)	3.7040%	Nov. 2047	Nov. 2017	—	17,695	—

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	2015	2014
Advance Receivables Backed Notes - Series 2015-T3, Class C (10)	4.1960%	Nov. 2047	Nov. 2017	—	19,262	—
Advance Receivables Backed Notes - Series 2015-T3, Class D (10)	4.6870%	Nov. 2047	Nov. 2017	—	52,848	—
Total Ocwen Master Advance Receivables Trust (OMART)				106,844	1,393,156	1,657,659

Advance Receivables Backed Notes, Series 2014-VF1, Class A (11)	Cost of Funds + 265 bps	Dec. 2046	Dec. 2016	14,350	31,343	21,192
Advance Receivables Backed Notes, Series 2014-VF1, Class B (11)	Cost of Funds + 425 bps	Dec. 2046	Dec. 2016	1,902	4,157	13,598
Advance Receivables Backed Notes, Series 2014-VF1, Class C (11)	Cost of Funds + 465 bps	Dec. 2046	Dec. 2016	2,096	4,564	10,224
Advance Receivables Backed Notes, Series 2014-VF1, Class D (11)	Cost of Funds + 515 bps	Dec. 2046	Dec. 2016	5,237	11,351	14,000
Total Ocwen Servicer Advance Receivables Trust III (OSARTIII)				23,585	51,415	59,014

Advance Receivables Backed Notes, Series 2015-VF1, Class A	1ML + 212.5 bps	Jun. 2046	Jun. 2016	8,584	112,882	—
Advance Receivables Backed Notes, Series 2015-VF1, Class B	1ML + 300 bps	Jun. 2046	Jun. 2016	599	12,268	—
Advance Receivables Backed Notes, Series 2015-VF1, Class C	1ML + 350 bps	Jun. 2046	Jun. 2016	649	5,951	—
Advance Receivables Backed Notes, Series 2015-VF1, Class D	1ML + 425 bps	Jun. 2046	Jun. 2016	690	8,377	—
Total Ocwen Freddie Advance Funding (OFAF) (12)				10,522	139,478	—
				$140,951	$1,584,049	$2,090,247

Weighted average interest rate					3.15%	1.97%

(1)
The amortization date of our facilities is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. In all of our advance facilities, there are multiple notes outstanding. For each note, after the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and any new advances are ineligible to be financed.

(2)
Borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At December 31, 2015, $24.5 million of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged.

(3)	We repaid this facility in full in June 2015 from the proceeds of the OFAF facility.

(4)	1-Month LIBOR was 0.43% and 0.17% at December 31, 2015 and 2014, respectively.

(5)	We voluntarily terminated this advance facility on January 30, 2015.

(6)	The OMART Series 2013-VF2 Notes were repaid in full on September 18, 2015.

(7)
On September 18, 2015, the Series 2014-VF3 Notes, Class B, C and D Notes, a series of variable funding notes under our OMART facility, were issued, and the existing Class A Note was canceled and a new Class A Note was issued. During 2015, we negotiated a series of reductions in the combined maximum borrowing capacity of the Series 2014-VF3 Notes from $600.0 million at December 31, 2014 to $200.0 million at December 31, 2015. There is a ceiling of 75 bps for 1 ML in determining the interest rate for these variable rate Notes.

(8)
Effective July 1, 2015, the single outstanding Series 2014-VF4 Note under our OMART facility was replaced by four Notes - Class A, B, C and D. During 2015, we negotiated a series of reductions in the combined maximum borrowing capacity of the Series 2014-VF4 Notes from $600.0 million at December 31, 2014 to $200.0 million at December 31, 2015. There is a ceiling of 75 bps for 1 ML in determining the interest rate for variable rate Notes.

(9)
The Series 2015-VF5 Notes and the Series 2015-T1 Notes under our OMART facility were issued on September 18, 2015. Under the terms of the agreement, we must continue to borrow the full amount of the Series 2015-T1 Notes until the amortization date. If there is insufficient collateral to support the level of borrowing, the excess cash proceeds are not distributed to Ocwen but are held by the trustee, and interest expense continues to be based on the full amount of the term notes. We negotiated a series of reductions in the combined maximum borrowing capacity of the Series 2015-VF5 Notes from $450.0 million at September 18, 2015 to $200.0 million at December 31, 2015. There is a ceiling of 75 bps for 1 ML in determining the interest for variable rate Notes.

(10)
On November 13, 2015, we issued the Series 2015-T2 and Series 2015 T-3 Notes under our OMART facility. Under the terms of the agreement, we must continue to borrow the full amount of the Series 2015-T2 and T-3 Notes until the amortization date. If there is insufficient collateral to support the level of borrowing, the excess cash proceeds are not distributed to Ocwen but are held by the trustee, and interest expense continues to be based on the full amount of the term notes.

(11)
Beginning April 23, 2015, the maximum borrowing under the OSART III facility decreased by $6.3 million per month until it reduced to $75.0 million. On December 21, 2015, we renewed this facility for an additional year and maintained the maximum borrowing capacity.

(12)
We entered into OFAF facility on June 10, 2015, and issued the Series 2015-T1 and Series 2015-T2 Term Notes on June 26, 2015. The Series 2015-T2 Notes with a combined borrowing capacity of $155.0 million were fully repaid on September 15, 2015, and the Series 2015-T1 Notes with a combined borrowing capacity of $70.0 million were fully repaid on November 16, 2015. On November 20, 2015, the combined borrowing capacity of the Series 2015-VF1 Notes issued under this facility was reduced to $150.0 million.

Pursuant to our agreements with NRZ, NRZ has assumed the obligation to fund new servicing advances with respect to the Rights to MSRs. We are dependent upon NRZ for financing of the servicing advance obligations for MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to make pursuant to our agreements with them. As of December 31, 2015, we were the servicer on Rights to MSRs sold to NRZ pertaining to approximately $137.1 billion in UPB and the associated outstanding servicing advances as of such date were approximately $5.2 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance financing obligations, our liquidity, financial condition and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances.
In addition, although we are not an obligor or guarantor under NRZ’s advance financing facilities, we are a party to certain of the facility documents as the servicer of the underlying loans on which advances are being financed. As the servicer, we make certain representations, warranties and covenants, including representations and warranties in connection with our sale of advances to NRZ. In the first quarter of 2015, a purported owner of notes issued by one of NRZ’s advance financing facilities asserted that events of default had occurred under the indenture governing those notes based on alleged failures by us to comply with applicable laws and regulations and the terms of the servicing agreements to which the applicable servicing advances relate. While we vigorously defended ourselves against these allegations, and the assertions were resolved with a finding that there was no event of default under the indenture, it is possible that claims alleging non-compliance with our contractual obligations under these facilities could be made in the future.

Financing Liabilities
Financing liabilities are comprised of the following at December 31:

Borrowings	Collateral	Interest Rate	Maturity	2015	2014
Servicing:
Financing liability – MSRs pledged	MSRs	(1)	(1)	$541,704	$614,441
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (2)	MSRs	(2)	Feb. 2028	96,546	111,459
Financing liability – Advances pledged (3)	Advances on loans	(3)	(3)	59,643	88,489
				697,893	814,389

Lending:
HMBS-related borrowings (4)	Loans held for investment	1ML + 248 bps	(4)	2,391,362	1,444,252

				$3,089,255	$2,258,641

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

(3)	Certain sales of advances in 2014 did not qualify for sales accounting treatment and were accounted for as a financing.

(4)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.
Other Secured Borrowings
Other secured borrowings are comprised of the following at December 31:

Borrowings	Collateral	Interest Rate	Maturity	Available Committed Borrowing Capacity	2015	2014
Servicing:
SSTL (1)	(1)	1-Month Euro-dollar rate + 425 bps with a Eurodollar floor of 125 bps	Feb. 2018	$—	$398,454	$1,277,250
Repurchase agreement (2)	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Sep. 2016	7,027	42,973	32,018
				7,027	441,427	1,309,268

Borrowings	Collateral	Interest Rate	Maturity	Available Committed Borrowing Capacity	2015	2014
Lending:
Master repurchase agreement (3)	LHFS	1ML + 200 bps	Aug. 2016	43,774	156,226	208,010
Participation agreement (4)	LHFS	N/A	Apr. 2016	—	49,897	41,646
Participation agreement (5)	LHFS	N/A	Apr. 2016	—	73,049	196
Master repurchase agreement (6)	LHFS	1ML + 175 - 275 bps	Jul. 2015	—	—	102,073
Master repurchase agreement (7)	LHFS	1ML + 275bps	Jul. 2015	—	—	52,678
Mortgage warehouse agreement (8)	LHFS	1ML + 275 bps; floor of 350 bps	May 2016	—	63,175	23,851
				43,774	342,347	428,454

				50,801	783,774	1,737,722
Discount (1)				—	(1,351)	(4,031)
				$50,801	$782,423	$1,733,691

Weighted average interest rate					4.38%	4.33%

(1)
On February 15, 2013, we entered into a new SSTL facility agreement and borrowed $1.3 billion that was used principally to fund the ResCap Acquisition and repay the balance of the previous SSTL. The loan was issued with an original issue discount of $6.5 million that we are amortizing over the term of the loan. We are required to repay the principal amount of the borrowings in consecutive quarterly installments of $3.3 million. The borrowings are secured by a first priority security interest in substantially all of the assets of Ocwen. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate [the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR)], plus a margin of 3.25% and a base rate floor of 2.25% or (b) the one month Eurodollar rate, plus a margin of 4.25% and a one month Eurodollar floor of 1.25%. To date we have elected option (b) to determine the interest rate.

On October 16, 2015, OLS, as borrower, Ocwen and certain subsidiaries of Ocwen, as guarantors, entered into Amendment No. 4 to the Senior Secured Term Loan Facility Agreement and Amendment No. 2 to the Pledge and Security Agreement (the Amendment) with the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent, pursuant to which certain amendments were made to (i) the SSTL and (ii) the related Pledge and Security Agreement. Effective as of October 20, 2015, the Amendment, among other things:

•	waived, until the fiscal quarter ending June 30, 2017, the interest coverage ratio and corporate leverage ratio financial covenants;

•	established a process for designating foreign subsidiaries as subsidiary guarantors under the SSTL;

•	increased our capacity to make certain permitted investments under the investment covenant;

•	expanded our ability to exclude certain assets from the collateral securing the SSTL, to the extent necessary to meet regulatory minimum net worth requirements;

•	increased the applicable interest rate margin by 0.50%;

•	required that we use 100% of the net cash proceeds from future asset sales permitted under the general asset sale basket to prepay the loans under the SSTL;

•	provided for a fee, payable to the lenders on March 31, 2017, equal to 3.0% of the aggregate amount of SSTL loans outstanding as of such date; and

•	made certain conforming modifications as well as adjustments to definitions.

(2)
On September 20, 2015, this repurchase agreement was renewed through September 29, 2016. On November 20, 2015, the maximum borrowing under this facility was limited to the lesser of $100.0 million or $550.0 million less the lender’s current lending to Ocwen under advance funding facilities. Fifty percent of the maximum borrowing is available on a committed basis and fifty percent is available at the discretion of the lender.

(3)	On August 25, 2015, this repurchase agreement was renewed through August 23, 2016. Under this repurchase agreement, the lender provides financing on a committed basis for $200.0 million.

(4)
Under this participation agreement, the lender provides financing for $100.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. On March 10, 2015, the maturity date of this agreement was extended to April 30, 2016, and the maximum borrowing was reduced to $50.0 million. On April 16, 2015, the maximum borrowing capacity was increased to $100.0 million.

(5)
Under this participation agreement, the lender provides financing for $150.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. On March 10, 2015, the maturity date of this agreement was extended to April 30, 2016.

(6)	On April 16, 2015, this facility was voluntarily terminated.

(7)	This facility was voluntarily terminated on its maturity date.

(8)	Borrowing capacity of $100.0 million under this facility is available at the discretion of the lender. This facility was renewed on August 24, 2015.
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
Many of the restrictive covenants will be suspended if the Senior Unsecured Notes achieve an investment grade rating from both Moody’s and S&P and no default or event of default, as specified in the Indenture, has occurred and is continuing. However, covenants that are suspended as a result of achieving these ratings will again apply if Moody’s or S&P withdraws its investment grade rating or downgrades the rating assigned to the Senior Unsecured Notes below an investment grade rating.
Ocwen entered into a Registration Rights Agreement under which it agreed for the benefit of the initial purchasers of the Senior Unsecured Notes to use commercially reasonable efforts to file an exchange offer registration statement, to have the exchange offer registration statement become effective and to complete the exchange offer on or prior to 270 days after the closing of the offering. Because the exchange offer was not completed on or before 270 days after the closing of the offering, we paid additional interest on the principal amount of the Senior Unsecured Notes (an additional 0.25% per annum for each 90-day period) until the exchange offer closed on December 11, 2015.
In connection with our issuance of the Senior Unsecured Notes, we incurred certain costs that we capitalized and are amortizing over the period from the date of issuance to May 15, 2019. The unamortized balance of these issuance costs was $4.5 million and $5.8 million at December 31, 2015 and 2014, respectively.
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

Financial covenants in our debt agreements require that we maintain, among other things:

•	a specified consolidated total debt to consolidated tangible net worth ratio, as defined under our SSTL;

•	a specified loan to collateral value ratio, as defined under our SSTL; and

•	specified levels of tangible net worth and liquidity at the consolidated and OLS levels, in each case, as define in the applicable debt agreement.
As a result of an amendment of our SSTL agreement that we entered into on October 16, 2015, the interest coverage ratio and corporate leverage ratio financial covenants have been waived until the fiscal quarter ending June 30, 2017.
As of December 31, 2015, the most restrictive consolidated tangible net worth requirement was for a minimum of $1.1 billion at OLS under our Servicing match funded debt agreements and master repurchase agreement.
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

Maturities of Borrowings
Aggregate long-term borrowings by maturity date at December 31, 2015 are as follows:

	Expected Maturity Date (1) (2)
	2016	2017	2018	2019	2020	There- after	Total Balance	Fair Value
Match funded liabilities	$1,184,049	$400,000	$—	$—	$—	$—	$1,584,049	$1,581,786
Other secured borrowings	397,660	12,361	372,402	—	—	—	782,423	783,276
Senior unsecured notes	—	—	—	350,000	—	—	350,000	318,063
	$1,581,709	$412,361	$372,402	$350,000	$—	$—	$2,716,472	$2,683,125

(1)
For match funded liabilities, the expected maturity date is the date on which the revolving period ends for each advance financing facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.

(2)
Excludes financing liabilities, which we recognized in connection with asset sales transactions that we accounted for as financings. Financing liabilities include $541.7 million recorded in connection with sales of MSRs and Rights to MSRs and $2.4 billion recorded in connection with the securitizations of HMBS. The MSR-related financing liabilities have no contractual maturity and are amortized over the life of the transferred Rights to MSRs. The HMBS-related financing liabilities have no contractual maturity and are amortized as the related loans are repaid.

Note 15 — Other Liabilities
Other liabilities were comprised of the following at December 31:

	2015	2014
Contingent loan repurchase liability (1)	$346,984	$274,265
Accrued expenses	188,856	142,592
Liability for uncertain tax positions	44,751	28,436
Liability for indemnification obligations	36,615	132,918
Payable to servicing and subservicing investors (2)	15,941	67,722
Due to related parties (3)	—	55,585
Checks held for escheat	14,301	18,513
Other	96,996	73,503
	$744,444	$793,534

(1)
In connection with the Ginnie Mae EBO program, we have re-recognized certain loans on our consolidated balance sheets and establish a corresponding repurchase liability regardless of our intention to repurchase the loan.

(2)	The balance represents amounts due to investors in connection with loans we service under servicing and subservicing agreements.

(3)
Entities that we reported as related parties at December 31, 2014 are no longer considered to be related parties, and amounts payable to them are now reported within Other. See Note 24 — Related Party Transactions for additional information.

Note 16 — Equity
Common Stock
On September 23, 2013, Ocwen paid $157.9 million to repurchase from the holders of our convertible preferred stock all 3,145,640 shares of Ocwen common stock that were issued upon their election to convert 100,000 of the preferred shares into shares of common stock. On July 14, 2014, Ocwen paid $72.3 million to repurchase all 1,950,296 shares of common stock that were issued upon conversion of the remaining 62,000 preferred shares.
On October 31, 2013, we announced that Ocwen’s Board of Directors had authorized a share repurchase program for an aggregate of up to $500.0 million of Ocwen’s issued and outstanding shares of common stock. Repurchases may be made in open market transactions at prevailing market prices or in privately negotiated transactions. Unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 31, 2016. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period. The repurchase of shares issued in connection with the conversion of preferred stock is not considered to be part of this repurchase program and, therefore, does not count against the $500.0 million aggregate value limit. During 2015, we completed the repurchase of 625,705 shares of common stock in the open market under this program for a total purchase price of $4.1 million. From inception of this program through December 31, 2015, we completed the repurchase of 12,171,808 shares for an aggregate purchase price of $374.4 million.
Preferred Stock
On December 27, 2012, Ocwen issued 162,000 shares of Series A Perpetual Convertible Preferred Stock, having a par value of $0.01 per share as part of the consideration paid to acquire Homeward. Holders of the preferred stock were entitled to receive mandatory and cumulative dividends payable quarterly at the rate per share equal to the greater of (i) 3.75% per annum multiplied by $1,000 per share and (ii) in the event Ocwen pays a regular quarterly dividend on its common stock in such quarter, the rate per share payable in respect of such quarterly dividend on an as-converted basis. Each preferred share, together with any accrued and unpaid dividends, was convertible to common stock at the option of the holder at a conversion price equal to $31.79.
On September 23, 2013, holders elected to convert 100,000 of the preferred shares into 3,145,640 shares of common stock. On July 14, 2014, holders elected to convert the remaining 62,000 shares into 1,950,296 shares of common stock.
Prior to conversion, we classified the preferred stock as “mezzanine” equity in our Consolidated Balance Sheets rather than permanent equity as part of Stockholders’ equity and reported it net of the BCF discount. We reported amortization of the BCF discount as a deemed dividend in our Consolidated Statements of Operations.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCL), net of income taxes, were as follows at December 31:

	2015	2014
Unrealized losses on cash flow hedges	$1,641	$8,291
Other	122	122
	$1,763	$8,413
Note 17 — Derivative Financial Instruments and Hedging Activities
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
The following table summarizes the changes in the notional balances of our holdings of derivatives during the year ended December 31, 2015:

	IRLCs	Forward MBS Trades	Interest Rate Caps	Interest Rate Swaps
Beginning notional balance	$239,406	$703,725	$1,729,000	$—
Additions	5,293,280	7,887,651	2,261,000	450,000
Amortization	—	—	(1,880,000)	—
Maturities	(4,773,676)	(4,371,218)	—	—
Terminations	(480,693)	(3,587,438)	—	(450,000)
Ending notional balance	$278,317	$632,720	$2,110,000	$—

Fair value of derivative assets (liabilities) at:
December 31, 2015	$6,080	$295	$2,042	$—
December 31, 2014	$6,065	$(2,854)	$567	$—

Maturity	Dec. 2015 - Mar. 2016	Feb. 2016 - Mar 2016	Nov. 2016 - Dec. 2017	N/A

(1)
As loans are originated and sold or as loan commitments expire, our forward MBS trade positions mature and are replaced by new positions based upon new loan originations and commitments and expected time to sell.

Foreign Currency Exchange Rate Risk Management
Our operations in India and the Philippines also expose us to foreign currency exchange rate risk, but we currently consider this risk to be insignificant.
Interest Rate Management
Match Funded Liabilities
As required by certain of our advance financing arrangements, we have purchased interest rate caps to minimize future interest rate exposure from increases in the interest on our variable rate debt as a result of increases in the index, such as 1ML, that is used in determining the interest rate on the debt. We currently do not hedge our fixed rate debt.
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
The following summarizes our open derivative positions at December 31, 2015 and the gains (losses) on all derivatives used in each of the identified economic hedging programs for the year then ended. None of the derivatives was designated as a hedge for accounting purposes at December 31, 2015:

Purpose	Expiration Date	Notional Amount	Asset (Liability) at Fair Value (1)	Gains (Losses)	Consolidated Statement of Operations Caption
Interest rate risk of borrowings
Interest rate caps (2)	Nov. 2016 - Dec. 2017	$2,110,000	$2,042	$(1,377)	Other, net

Interest rate risk of mortgage loans held for sale and of IRLCs
Forward MBS trades	Feb. 2016 - Mar 2016	632,720	295	(8,675)	Gain on loans held for sale, net

IRLCs	Dec. 2015 - Mar. 2016	278,317	6,080	14	Gain on loans held for sale, net
Total derivatives			$8,417	$(10,038)

(1)	Derivatives are reported at fair value in Receivables, Other assets or in Other liabilities on our Consolidated Balance Sheets.

(2)
To hedge the effect of increases in the interest on our variable rate debt as a result of increases in the index, such as 1ML, that is used in determining the interest rate on our variable rate advance funding facilities.

Included in AOCL at December 31, 2015 and 2014, respectively, were $1.7 million and $8.8 million of deferred unrealized losses, before taxes of $0.1 million and $0.5 million, respectively, on interest rate swaps that we had designated as cash flow hedges. Changes in AOCL during the years ended December 31 were as follows:

	2015	2014	2013
Beginning balance	$8,413	$10,151	$6,441

Additional net losses on cash flow hedges	—	—	12,363
Ineffectiveness of cash flow hedges reclassified to earnings	—	—	(657)
Losses on terminated hedging relationships amortized to earnings	(7,042)	(1,982)	(10,816)
Net (decrease) increase in accumulated losses on cash flow hedges	(7,042)	(1,982)	890
Decrease in deferred taxes on accumulated losses on cash flow hedges	392	248	2,825
(Decrease) increase in accumulated losses on cash flow hedges, net of taxes	(6,650)	(1,734)	3,715

Other, net of taxes	—	(4)	(5)

Ending balance	$1,763	$8,413	$10,151
As of December 31, 2015, amortization of accumulated losses on cash flow hedges from AOCL to Other income (expense), net is projected to be $0.2 million during 2016. To the extent we sell the MSRs to which the accumulated losses on cash flow hedges applied, a proportionate amount of the remaining unamortized accumulated losses associated with the MSRs sold will be recognized in earnings at that time.
Other income (expense), net, includes the following related to derivative financial instruments for the years ended December 31:

	2015	2014	2013
Losses on economic hedges	(1,377)	(661)	(2,861)
Ineffectiveness of cash flow hedges	—	—	(657)
Write-off of losses in AOCL for a discontinued hedge relationship (1)	(7,042)	(1,982)	(10,816)
	$(8,419)	$(2,643)	$(14,334)

(1)
Includes: (a) the accelerated write-off in 2015 of deferred losses on a swap, that had been designated for accounting purposes as a hedge of the purchase price of an MSR acquisition, when we sold a portion of the related MSRs; and (b) the write-off in 2013 of the remaining unamortized losses on a swap, that had been designated as a hedge for accounting purposes, when the borrowings under the related advance financing facility were repaid in full and the facility was terminated.

Note 18 — Interest Income
The following table presents the components of interest income for the years ended December 31:

	2015	2014	2013
Loans held for sale	$16,167	$20,299	$18,563
Other	2,153	2,692	3,792
	$18,320	$22,991	$22,355
Interest income that we expect to be collected on Loans Held for Investment - Reverse Mortgages, or HECMs, is included with net fair value gains in Other revenues.

Note 19 — Interest Expense
The following table presents the components of interest expense for the years ended December 31:

	2015	2014	2013
Financing liabilities (1) (2)	$292,306	$371,852	$228,985
Other secured borrowings	91,391	82,837	81,851
Match funded liabilities	65,248	61,576	75,979
6.625% Senior Unsecured Notes	26,259	15,595	—
Other	7,169	9,897	8,771
	$482,373	$541,757	$395,586

(1)	Includes interest expense related to financing liabilities recorded in connection with the NRZ/HLSS Transactions as indicated in the table below:

	2015	2014	2013
Servicing fees collected on behalf of NRZ/HLSS	$694,833	$736,122	$633,377
Less: Servicing fee retained by Ocwen	355,527	358,053	317,723
Net servicing fees remitted to NRZ/HLSS	339,306	378,069	315,654
Less: Reduction in financing liability	70,513	17,374	87,068
Interest expense on NRZ/HLSS financing liability	$268,793	$360,695	$228,586
The reduction in the financing liability for 2015 and 2014 does not include reimbursements to NRZ/HLSS for the loss of servicing revenues when we were terminated as servicer and where the related Rights to MSRs had been sold to HLSS.

(2)
Includes $14.3 million of fees incurred in 2015 in connection with our agreement to compensate NRZ/HLSS for certain increased costs associated with its servicing advance financing facilities that are the direct result of a downgrade of our S&P servicer rating.

Interest expense that we expect to be paid on the HMBS-related borrowings is included with net fair value gains in Other revenues.
Note 20 — Income Taxes
For income tax purposes, the components of income (loss) before taxes were as follows for the years ended December 31:

	2015	2014	2013
Domestic	$(62,903)	$(401,741)	$76,957
Foreign	(66,958)	(41,418)	275,522
	$(129,861)	$(443,159)	$352,479
The components of income tax expense (benefit) were as follows for the years ended December 31:

	2015	2014	2013
Current:
Federal	$46,680	$(20,824)	$58,507
State	1,079	(403)	14,691
Foreign	161	9,195	15,545
	47,920	(12,032)	88,743
Deferred:
Federal	(27,173)	41,986	(53,711)
State	(3,719)	(997)	(4,325)
Foreign	2,754	(6,162)	(4,410)
Provision for valuation allowance on deferred tax assets	97,069	3,601	15,764
	68,931	38,428	(46,682)
Total	$116,851	$26,396	$42,061

Income tax expense differs from the amounts computed by applying the U.S. Federal corporate income tax rate of 35% as follows for the years ended December 31:

	2015	2014	2013
Expected income tax expense (benefit) at statutory rate	$(45,451)	$(155,106)	$123,368
Differences between expected and actual income tax expense:
Impairment of goodwill	—	92,034	—
State tax, after Federal tax benefit	(2,867)	(1,084)	5,639
Provision for liability for uncertain tax positions	18,205	47	4,935
Provision for liability for intra-entity transactions	4,700	6,037	7,283
Non-deductible regulatory settlements	700	53,375	—
Other permanent differences	(463)	(254)	(636)
Foreign tax differential	41,695	27,799	(112,997)
Provision for valuation allowance on deferred tax assets (1)	97,069	3,601	15,764
Other	3,263	(53)	(1,295)
Actual income tax expense	$116,851	$26,396	$42,061

(1)
The provision for valuation allowance in 2015 primarily relates to the recording of the valuation allowance on both the U.S. and USVI net deferred tax assets as of December 31, 2015. Also included in the provision for valuation allowance is the reversal of a portion of the valuation allowance previously recorded on taxable losses earned by OMS which were taxable in the U.S. as effectively connected income (ECI), which is equal to the positive taxable income that is expected to be generated for ECI purposes for the year ended December 31, 2015.

We are a global company with operations in the USVI, India and the Philippines, among other jurisdictions. In the effective tax rate reconciliation, we first calculate income tax expense attributable to worldwide continuing operations at the U.S. statutory tax rate of 35%. The foreign tax rate differential therefore represents the difference in tax expense between jurisdictional income taxed at the U.S. statutory rate of 35% and each respective jurisdictional statutory rate. As the U.S. tax rate is among the highest global tax rates and a majority of our income is subject to tax in the USVI at a significantly lower tax rate, the foreign tax rate differential component of our effective tax rate reconciliation is often the most significant adjusting item to our global rate.

Net deferred tax assets were comprised of the following at December 31:

	2015	2014
Deferred tax assets:
Net operating loss carryforward	$24,511	$35,433
Mortgage servicing rights amortization	15,697	—
Accrued legal settlements	10,519	7,403
Intangible asset amortization	10,293	10,741
Partnership losses	10,137	10,663
Accrued incentive compensation	10,107	5,029
Bad debt and allowance for loan losses	6,227	10,727
Accrued other liabilities	5,641	6,271
Stock-based compensation expense	4,834	3,431
Tax residuals and deferred income on tax residuals	4,052	4,021
Foreign deferred assets	3,647	2,568
Reserve for servicing exposure	3,353	7,093
Delinquent servicing fees	2,360	3,591
Capital losses	1,710	1,464
Accrued lease termination costs	1,251	1,831
Valuation allowance on real estate	736	1,007
Interest rate swaps	103	494
Other	4,966	5,606
	120,144	117,373
Deferred tax liabilities:
Foreign undistributed earnings	5,421	6,249
Mortgage servicing rights amortization	—	14,696
Other	77	76
	5,498	21,021
	114,646	96,352
Valuation allowance	(116,434)	(19,365)
Deferred tax assets (liabilities), net	$(1,788)	$76,987
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we gave more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. We are diversifying our strategic focus due to both regulatory and market-based factors affecting the Servicing business, and we believe our residential lending business and other new business lines will be our primary driver of growth for the future. Despite having cumulative income incurred over the three-year period ended December 31, 2015 for the USVI filing jurisdiction, the significant driver of this cumulative income position is the positive income earned during 2013 when our business was growing rapidly through acquisitions of MSRs and our lending operations were comparatively less important to our overall business. There has also been a significant increase in monitoring costs required by regulators that has been a key factor impacting our Servicing business profitability. As a result, we are seeking to transform Ocwen over time by reinvesting cash flows generated by the Servicing business to grow not only our residential mortgage lending business but also to grow other new business lines, which we believe can diversify our income profile and assist us in returning Ocwen to profitability. Accordingly, we do not believe that our historical USVI-sourced profitability is as indicative of our ability to generate income in future years as it was previously. Additionally, the U.S. jurisdiction is in a three-year cumulative loss as of December 31, 2015 due to poor operating results for the current period in addition to the significant goodwill impairment and NY DFS settlement from the prior year. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, as of December 31, 2015, we have recorded a full valuation allowance for the $84.5 million of U.S. net deferred tax assets and for the $17.4 million of USVI net deferred tax assets as these jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances.
We recognized total interest and penalties of $6.3 million, $2.3 million and $2.0 million in 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, accruals for interest and penalties were $12.2 million and $5.9 million, respectively. As of December 31, 2015 and 2014, we had a liability for uncertain tax positions of $32.5 million and $22.5 million, respectively, all of which if recognized would affect the effective tax rate.
It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to activities of the Internal Revenue Service or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The range of the possible change in unrecognized tax benefits within the next 12 months cannot be reasonably estimated at December 31, 2015.
Our major jurisdiction tax years that remain subject to examination are our U.S. federal tax return for the years ended December 31, 2008 through December 31, 2010 and December 31, 2012 through the present, our USVI corporate tax return for the years ended December 31, 2012 through the present and our India corporate tax returns for the years ended March 31, 2005 through the present. Our U.S. federal tax return for the years ended December 31, 2008, 2009, 2010 and 2012 are currently under examination. In addition, the U.S. federal tax return filed by our USVI subsidiary for the year ended December 31, 2012 is currently under examination. A reconciliation of the beginning and ending amount of the total liability for uncertain tax positions is as follows for the years ended December 31:

	2015	2014	2013
Beginning balance	$22,523	$27,273	$22,702
Additions for tax positions of prior years	13,162	1,392	4,944
Reductions for tax positions of prior years	(2,741)	(6,010)	—
Lapses in statute of limitations	(396)	(132)	(373)
Ending balance	$32,548	$22,523	$27,273
At December 31, 2015, we had U.S. NOL carryforwards and USVI NOL carryforwards of $68.4 million and $199.0 million. These carryforwards will expire beginning 2019 through 2034. We believe that it is more likely than not that the benefit from certain U.S. NOL carryforwards will not be realized. In recognition of this risk, we have provided a total valuation allowance of $23.9 million on the deferred tax assets relating to these U.S. NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2015 will be accounted for as a reduction of income tax expense. Additionally, it is our expectation that $199.0 million of USVI NOLs will be carried back to offset prior period tax due in the USVI and we have, therefore, reflected the tax-effect of this attribute as a component of income taxes receivable. Note that we also have USVI capital loss carryforwards of $23.5 million at December 31, 2015 against which a valuation allowance has been recorded.
As of December 31, 2015, we have recognized a deferred tax liability of $5.4 million for India and Philippines subsidiary undistributed earnings of $35.4 million. With the exception of the India and Philippines subsidiary earnings, we consider the remainder of our foreign subsidiary undistributed earnings to be indefinitely invested outside the U.S. based on our specific plans for reinvestment. As of December 31, 2015, our foreign subsidiaries have approximately $241.4 million of undistributed earnings and $221.8 million of cash and short-term investments. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability is not practicable.
OMS is headquartered in Frederiksted, St. Croix, USVI and is located in a federally recognized economic development zone where qualified entities are eligible for certain benefits. We refer to these benefits as “EDC benefits” as they are granted by the USVI Economic Development Commission. We were approved as a Category IIA service business, and are therefore entitled to receive benefits that may have a favorable impact on our effective tax rate. These benefits, among others, enable us to avail ourselves of a credit of 90% of income taxes on certain qualified income related to our servicing business. The exemption was granted as of October 1, 2012 and is available for a period of 30 years until expiration on September 30, 2042. The impact of these EDC benefits decreased our current foreign tax benefit by $68.2 million related to 2015 USVI losses, and decreased our foreign tax expense by $61.2 million and $109.1 million related to 2014 and 2013 USVI income, respectively. The benefit (detriment) of these EDC benefits on diluted earnings per share was $(0.54), $0.47 and $0.78 for 2015, 2014 and 2013, respectively.
Note 21 — Basic and Diluted Earnings (Loss) per Share
Basic earnings per share excludes common stock equivalents and is calculated by dividing net income attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted earnings per share by dividing net income attributable to Ocwen, as adjusted to add back any preferred stock dividends, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and preferred stock. The following is a reconciliation of the calculation of basic earnings per share to diluted earnings per share for the years ended December 31:

	2015	2014	2013
Basic earnings (loss) per share:
Net income (loss) attributable to Ocwen common stockholders	$(247,017)	$(472,602)	$298,398

Weighted average shares of common stock	125,315,899	131,362,284	135,678,088

Basic earnings (loss) per share	$(1.97)	$(3.60)	$2.20

Diluted earnings (loss) per share (1):
Net income (loss) attributable to Ocwen common stockholders	$(247,017)	$(472,602)	$298,398
Preferred stock dividends (2)	—	—	—
Adjusted net income (loss) attributable to Ocwen	$(247,017)	$(472,602)	$298,398

Weighted average shares of common stock	125,315,899	131,362,284	135,678,088
Effect of dilutive elements (1):
Preferred stock (2)	—	—	—
Stock options	—	—	4,110,355
Common stock awards	—	—	12,063
Dilutive weighted average shares of common stock	125,315,899	131,362,284	139,800,506

Diluted earnings (loss) per share	$(1.97)	$(3.60)	$2.13

Stock options and common stock awards excluded from the computation of diluted earnings per share:
Anti-dilutive (3)	2,038,588	314,688	—
Market-based (4)	924,438	295,000	547,500

(1)
For 2015 and 2014, we have excluded the effect of the preferred stock, stock options and common stock awards from the computation of diluted earnings per share because of the anti-dilutive effect of our reported net loss.

(2)
Prior to the conversion of our remaining preferred stock into common stock in July 2014, we computed the effect on diluted earnings per share using the if-converted method. Under this method, we assumed the conversion of the preferred stock into shares of common stock unless the effect was anti-dilutive. Conversion of the preferred stock was not assumed for 2013 because the effect would have been antidilutive.

(3)	These stock options were anti-dilutive because their exercise price was greater than the average market price of our stock.

(4)	Shares that are issuable upon the achievement of certain performance criteria related to Ocwen’s stock price and an annualized rate of return to investors.
Note 22 — Employee Compensation and Benefit Plans
We maintain a defined contribution plan to provide post-retirement benefits to our eligible employees. We also maintain additional compensation plans for certain employees. We designed these plans to facilitate a pay-for-performance culture, further align the interests of our officers and key employees with the interests of our shareholders and assist in attracting and retaining employees vital to our long-term success. These plans are summarized below.
Retirement Plan
We maintain a defined contribution 401(k) plan. Generally, we match 50% of each employee’s contributions, limited to 2% of the employee’s compensation. Our contributions to the 401(k) plan were $4.7 million, $3.8 million and $4.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Annual Incentive Plan
The Ocwen Financial Corporation Amended 1998 Annual Incentive Plan and the 2007 Equity Incentive Plan (the 2007 Equity Plan) are our primary incentive compensation plans for executives and other eligible employees. Under the terms of these plans, participants can earn cash and equity-based awards as determined by the Compensation Committee of the Board of Directors (the Committee). The awards are based on objective and subjective performance criteria established by the Committee. The Committee may at its discretion adjust performance measurements to reflect significant unforeseen events. We recognized $30.2 million, $13.5 million and $28.4 million of compensation expense during 2015, 2014 and 2013, respectively, related to annual incentive compensation awarded in cash.
The 2007 Equity Plan authorizes the grant of stock options, restricted stock or other equity-based awards to employees. At December 31, 2015, there were 7,702,134 shares of common stock remaining available for future issuance under the 2007 Equity Plan. Beginning in 2008, Ocwen granted equity-based awards to certain members of senior management that included stock options, a portion of which included only a service condition and a portion of which included only a market condition. Beginning in 2015, Ocwen began granting equity awards to members of senior management that included stock options with only a service condition, restricted stock units with only a service condition and restricted stock units with both a service condition and a market condition. These awards had the following characteristics in common:

Type of Award	Percent of Options Awarded	Vesting Period
2008 - 2014 Awards:
Options:
Service Condition:
Time-based	25%	Ratably over four years (¼ on each of the four anniversaries of the grant date)
Market Condition:
Market performance-based	50
Over three years beginning with ¼ vesting on the date that the stock price has at least doubled over the exercise price and the compounded annual gain over the exercise price is at least 20% and then ratably over three years (¼ on the next three anniversaries of the achievement of the market condition)

Extraordinary market performance-based	25
Over three years beginning with ¼ vesting on the date that the stock price has at least tripled over the exercise price and the compounded annual gain over the exercise price is at least 25% and then ratably over three years (¼ on the next three anniversaries of the achievement of the market condition)

Total award	100%

2015 Awards:
Options:
Service Condition:
Time-based	35%	Ratably over four years (1/4 vesting on each of the four anniversaries of the grant date.)
Restricted Stock Units:
Service Condition:
Time-based	16	Over four years with 1/3 vesting on each of the 2nd, 3rd and 4th anniversaries of the grant date.
Market Condition:
Time-based vesting schedule and Market performance-based vesting date	49
Vest over four years with 1/4 vesting on each of the four anniversaries of the grant date. However, none are considered vested until the first trading day (if any) on or before the 4th anniversary of the award date on which the average stock price equals or exceeds the price set in the individual award agreement, at which time all units that have met their time-based vesting schedule vest immediately with the remainder vesting in accordance with their time-based schedule.

Total Award	100%
The contractual term of all options granted is ten years from the grant date, except where employment terminates by reason of death, disability or retirement, in which case, the agreement may provide for an earlier termination of the options. The terms of the market-based options do not include a retirement provision. Restricted stock units have a four-year term. If the market conditions are not met by the fourth anniversary of the award of restricted stock units, those units terminate on that date.

Stock option activity for the years ended December 31:

	2015		2014		2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	6,828,861	$9.99	8,182,611	$10.62	8,938,179	$9.93
Granted (1)(2)	968,041	$17.48	330,000	$34.48	50,000	$51.70
Exercised (3)(4)	(145,677)	$5.24	(683,750)	$8.30	(790,568)	$5.35
Forfeited/Canceled (1) (2)	(500,000)	$24.38	(1,000,000)	$24.38	(15,000)	$15.27
Outstanding at end of year (5)(6)	7,151,225	$10.10	6,828,861	$9.99	8,182,611	$10.62

Exercisable at end of year (5)(6)(7)	6,187,559	$8.25	5,750,739	$6.84	5,733,864	$6.53

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

(2)
Upon Mr. Erbey’s resignation as an officer and director of Ocwen on January 16, 2015, 500,000 of his unvested options would have been forfeited immediately. However, Ocwen agreed to modify the awards to allow them to vest. This had an effect equivalent to the canceling of the original awards and the granting of new awards effective on the date of resignation.

(3)
The total intrinsic value of stock options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, was $0.3 million, $13.7 million and $35.3 million for 2015, 2014 and 2013, respectively.

(4)
In connection with the exercise of stock options during 2015, 2014 and 2013, employees delivered 56,013, 249,696 and 138,553 shares, respectively, of common stock to Ocwen as payment for the exercise price and the income tax withholdings on the compensation. As a result, a total of 89,664, 434,054 and 652,015 net shares of stock were issued in 2015, 2014 and 2013, respectively, related to the exercise of stock options.

(5)
Excluding 340,000 market-based options that have not met their performance criteria, the net aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2015 was $0 and $0, respectively. A total of 4,722,814 market-based options were outstanding at December 31, 2015, of which 4,377,814 were exercisable.

(6)	At December 31, 2015, the weighted average remaining contractual term of options outstanding and options exercisable was 3.93 years and 3.22 years, respectively.

(7)	The total fair value of the stock options that vested and became exercisable during 2015, 2014 and 2013, based on grant-date fair value, was $2.0 million, $2.6 million and $4.7 million, respectively.
In addition to the stock option grants shown above, Ocwen granted a total of 790,397 restricted stock units to members of senior management in 2015. Of these awards, 584,438 include a market condition for vesting based on an average common stock trading price of $16.26.
Compensation expense related to options is measured based on the grant-date fair value of the options using an appropriate valuation model based on the vesting condition of the award. The fair value of the time-based options was determined using the Black-Scholes options pricing model, while a lattice (binomial) model was used to determine the fair value of the market-based options. Lattice (binomial) models incorporate ranges of assumptions for inputs. Restricted stock units with only a service condition are valued at their intrinsic value, which is the market value of the stock on the date of the award. The fair value of restricted stock units with both a service condition and a market based vesting condition is based on the results of a Monte Carlo simulation.

The following assumptions were used to value awards granted during the years ended December 31:

	2015			2014		2013
	Black-Scholes	Binomial	Monte Carlo	Black-Scholes	Binomial	Black-Scholes	Binomial
Risk-free interest rate	1.60% – 2.08%	0.20% - 2.74%	1.23%	1.98% – 2.60%	0% - 3.05%	2.32%	0.24% - 3.56%
Expected stock price volatility (1)	45%	51% - 108%	65%	42%	41% - 42%	44%	33% - 44%
Expected dividend yield	—%	—%	—%	—%	—%	—%	—%
Expected life (in years) (2)	5.50	5.41 - 5.46	(3)	6.50	4.35 - 5.64	6.50	4.50 - 5.75
Contractual life (in years)	—	10	—	—	10	—	10
Fair value	$3.36 - $4.62	$5.41 - $5.46	$7.99	$11.93 - $17.01	$8.99 - $13.82	$24.32	$18.04 - $21.38

(1)	We estimate volatility based on the historical volatility of Ocwen’s common stock over the most recent period that corresponds with the estimated expected life of the option.

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

(3)
The restricted stock units that contain both a service condition and a market-based condition are valued using the Monte Carlo simulation. The expected term is derived from the output of the simulation and represents the expected time to meet the market-based vesting condition. For equity awards with both service and market conditions, the requisite service period is the longer of the derived or explicit service period. In this case, the explicit service condition (vesting period) is the requisite service period, and the graded vesting method is used for expense recognition.

The following table sets forth equity-based compensation related to stock options and stock awards and the related excess tax benefit for the years ended December 31:

	2015	2014	2013
Equity-based compensation expense:
Stock option awards	$3,978	$9,983	$5,388
Stock awards	3,313	746	260
Excess tax benefit related to share-based awards	6,824	6,374	21,244
As of December 31, 2015, unrecognized compensation costs related to non-vested stock options amounted to $4.9 million, which will be recognized over a weighted-average remaining requisite service period of 1.92 years.
Note 23 — Business Segment Reporting
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

Corporate Items and Other. Corporate Items and Other includes revenues and expenses that are not directly related to other reportable segments, business activities that are individually insignificant, interest income on short-term investments of cash, interest expense on corporate debt and certain corporate expenses. New business activities that are currently insignificant include providing secured floor plan lending to used car dealerships and providing financing to investors to purchase single-family homes and apartments for lease. Business activities not currently considered to be of continuing significance include residential subprime non-Agency loans held for sale (at lower of cost or fair value), investments in residential mortgage-backed securities and affordable housing investment activities. Corporate Items and Other also included the diversified fee-based businesses that we acquired as part of the acquisitions of Homeward and ResCap and subsequently sold to Altisource on March 29, 2013 and April 12, 2013, respectively.
We allocate interest income and expense to each business segment for funds raised or for funding of investments made, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. We also allocate expenses generated by corporate support services to each business segment.
Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
For the year ended December 31, 2015
Revenue (1)	$1,613,537	$124,724	$2,895	$(58)	$1,741,098

Expenses (1) (2)	1,221,879	97,692	158,671	(58)	1,478,184

Other income (expense):
Interest income	1,044	14,669	2,607	—	18,320
Interest expense	(446,377)	(9,859)	(26,137)	—	(482,373)
Gain on sale of mortgage servicing rights, net	83,921	—	—	—	83,921
Other (1)	(14,370)	2,123	(396)	—	(12,643)
Other income (expense), net	(375,782)	6,933	(23,926)	—	(392,775)

Income (loss) before income taxes	$15,876	$33,965	$(179,702)	$—	$(129,861)

For the year ended December 31, 2014
Revenue (1)	$1,985,436	$119,220	$6,825	$(156)	$2,111,325

Expenses (1) (2)	1,643,323	156,272	235,769	(156)	2,035,208

Other income (expense):
Interest income	2,981	16,459	3,551	—	22,991
Interest expense	(515,141)	(10,725)	(15,891)	—	(541,757)
Other (1)	(4,043)	4,476	(943)	—	(510)
Other income (expense), net	(516,203)	10,210	(13,283)	—	(519,276)

Income (loss) before income taxes	$(174,090)	$(26,842)	$(242,227)	$—	$(443,159)

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
For the year ended December 31, 2013
Revenue (1)	$1,895,921	$120,899	$22,092	$(639)	$2,038,273

Expenses (1) (2)	1,096,084	98,194	107,188	(172)	1,301,294

Other income (expense):
Interest income	1,599	16,295	4,461	—	22,355
Interest expense	(381,477)	(13,508)	(601)	—	(395,586)
Other (1)	(28,292)	10,132	6,424	467	(11,269)
Other income (expense), net	(408,170)	12,919	10,284	467	(384,500)

Income (loss) before income taxes	$391,667	$35,624	$(74,812)	$—	$352,479

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
December 31, 2015	$4,109,076	$2,811,154	$484,579	$—	$7,404,809

December 31, 2014	$5,881,862	$1,963,729	$421,687	$—	$8,267,278

December 31, 2013	$6,295,976	$1,195,812	$435,215	$—	$7,927,003

(1)	Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered.
(2)Depreciation and amortization expense are as follows:

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
For the year ended December 31, 2015:
Depreciation expense	$2,990	$380	$15,789	$19,159
Amortization of mortgage servicing rights	98,849	345	—	99,194
Amortization of debt discount	2,680	—	—	2,680
Amortization of debt issuance costs	21,269	—	1,395	22,664

For the year ended December 31, 2014:
Depreciation expense	$9,955	$332	$11,623	$21,910
Amortization of mortgage servicing rights	249,471	705	199	250,375
Amortization of debt discount	1,318	—	—	1,318
Amortization of debt issuance costs	4,294	—	845	5,139

For the year ended December 31, 2013:
Depreciation expense	$13,525	$320	$10,400	$24,245
Amortization of mortgage servicing rights	282,526	255	—	282,781
Amortization of debt discount	1,412	—	—	1,412
Amortization of debt issuance costs	4,395	—	—	4,395
Note 24 — Related Party Transactions
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
The following table summarizes revenues and expenses related to our agreements with Altisource, HLSS (prior to the sale of its assets to NRZ), AAMC and Residential (and, as applicable, their subsidiaries) for the years presented and the amounts receivable or payable at December 31, 2014. See Note 26 — Commitments for additional discussion of our long-term agreements with Altisource and Residential. See Note 4 — Sales of Advances and MSRs, Note 6 — Loans Held for Sale, Note 9 — Mortgage Servicing and Note 14 — Borrowings for additional discussion of the NRZ/HLSS Transactions.

	For the Years Ended December 31,
	2014	2013
Revenues and Expenses:
Altisource agreements:
Revenues	$43,075	$22,739
Expenses	101,520	55,119
HLSS support services agreement:
Revenues	$1,315	$631
Expenses	1,729	2,018
AAMC support services and facilities agreements
Revenues	$1,160	$1,238
Residential servicing agreement
Revenues	$15,658	$2,436

December 31, 2014
Net Receivable (Payable)
Altisource	$(4,909)
HLSS	7,884
AAMC	232
Residential	100
$3,307
Note 25 — Regulatory Requirements
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the Consumer Financial Protection Bureau (CFPB), the Department of Housing and Urban Development (HUD), the Securities and Exchange Commission (SEC) and various state agencies that license, audit and conduct examinations of our loan servicing, origination and collection activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing monitoring or reporting. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to the policies, procedures and practices of our loan servicing, origination and collection activities. The GSEs and their conservator, the Federal Housing Finance Authority (FHFA), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
In the current regulatory environment, we have faced and expect to continue to face increased regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of the changing environment in which we operate. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to any of the following (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) inability to raise capital or (vii) inability to execute on our business strategy.
We must comply with a large number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Equal Credit Opportunity Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and state foreclosure laws. These statutes apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced. The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential real estate lenders and servicers.
The CFPB directly affects the regulation of residential mortgage servicing in a number of ways. First, the CFPB has rule making authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA and RESPA, as reflected in the new rules for servicing and origination that went into effect in 2014. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans. Accordingly, we are subject to supervision, examination and enforcement by the CFPB. Ocwen is currently in receipt of three Civil Investigative Demands or investigative subpoenas from the CFPB seeking information about our servicing practices. If the CFPB were to bring an enforcement action against us, the resolutions of such action could have a material adverse impact on our business, reputation, financial condition and results of operations.
We expect to continue to invest significantly in our operational platform and risk and compliance management systems in order to comply with these laws and regulations. Furthermore, there may be additional federal or state laws enacted that place additional obligations on servicers and originators of residential mortgage loans.
Our OLS, Homeward and Liberty subsidiaries are licensed to originate and/or service forward and reverse mortgage loans in the jurisdictions in which they operate. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which in some cases include the requirement to provide audited financial statements as well as other financial and non-financial requirements. For the prior year, our licensed entities did not satisfy the requirements for timely provision of financial statements due to the delay in finalizing the audits for the 2014 fiscal years of these entities. Our licensed entities are also subject to minimum net worth requirements in connection with these licenses. These minimum net worth requirements are unique to each state and type of license. Failure to meet these minimum capital requirements or to satisfy any of the other requirements to which our licensed subsidiaries are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or ultimately a revocation of a license, any of which could have an adverse impact on our results of operations and financial condition. The most restrictive of these requirements is based on the outstanding UPB of our owned and subserviced portfolio and was $529.8 million at December 31, 2015. We believe our licensed subsidiaries are currently in compliance with all of their capital requirements.
OLS, Homeward and Liberty are also parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. For the prior year, OLS, Homeward and Liberty did not satisfy the requirements for timely filing of financial statements due to the delay in finalizing the audits for the 2014 fiscal years of these entities. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at December 31, 2015. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on our business.

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
Note 26 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $922.8 million at December 31, 2015. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $266.5 million and $11.8 million in connection with our forward and reverse mortgage loan interest rate lock commitments, respectively, outstanding at December 31, 2015.
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
Ocwen and OMS are parties to a Services Agreement, a Technology Products Services Agreement, an Intellectual Property Agreement and a Data Center and Disaster Recovery Services Agreement with Altisource. Under the Services Agreements, Altisource provides various business process outsourcing services, such as valuation services and property preservation and inspection services, among other things. Altisource provides certain technology products and support services under the Technology Products Services Agreements and the Data Center and Disaster Recovery Services Agreements. These agreements expire August 31, 2025. Ocwen and Altisource have also entered into a Master Services Agreement pursuant to which Altisource provides certain loan origination services to Homeward and Liberty, and a General Referral Fee Agreement pursuant to which Ocwen receives referral fees which are paid out of the commission that would otherwise be paid to Altisource as the selling broker in connection with real estate sales services provided by Altisource. A Data Access and Services Agreement under which we agreed to make available to Altisource certain data from Ocwen’s servicing portfolio in exchange for a per asset fee was terminated on March 31, 2015. Amounts incurred or received in connection with the above agreements for periods prior to January 1, 2015 are disclosed in Note 24 — Related Party Transactions.
Certain services provided by Altisource under these agreements are charged to the borrower and/or mortgage loan investor. Accordingly, such services, while derived from our loan servicing portfolio, are not reported as expenses by Ocwen. These services include residential property valuation, residential property preservation and inspection services, title services and real estate sales. Similar to other vendors, in the event that Altisource’s activities do not comply with the applicable servicing criteria, we could be exposed to liability as the servicer and it could negatively impact our relationships with our servicing clients, borrowers or regulators, among others.
In connection with our March 29, 2013 and April 12, 2013 sales of the Homeward and ResCap diversified fee-based businesses to Altisource, we agreed to expand the terms of our business with Altisource to apply to the services Altisource provides as they relate to the Homeward and ResCap servicing businesses and further (i) to establish Altisource as the exclusive provider, except as prohibited by law, of such services as they relate to the Homeward and ResCap servicing businesses and (ii) not to establish similar fee-based businesses (or establish relationships with other companies engaged in the line of similar fee-based businesses) that would directly or indirectly compete with diversified fee-based businesses as they relate to the Homeward and ResCap businesses. In addition, we agreed that Ocwen and all of its subsidiaries and affiliates will market and promote the utilization of Altisource’s services to their various third-party relationships. Finally, Altisource and Ocwen agreed to use commercially reasonable best efforts to ensure that the loans associated with the ResCap business are boarded onto Altisource’s mortgage servicing platform (REALServicing). The cash consideration paid by Altisource to Ocwen in connection with the sales of the Homeward and ResCap diversified fee-based businesses was $87.0 million ($82.0 million, net of cash transferred and other adjustments) and $128.8 million, respectively.
We have also entered into Support Services Agreements with Altisource setting forth certain services that Altisource and Ocwen may provide to each other in such areas as human resources, corporate services, Six Sigma, quality assurance, quantitative analytics, treasury, accounting, tax matters and strategic planning. These Support Services Agreements run through October 2017 and September 2018, respectively, with automatic one-year renewals thereafter. During 2014, we began reducing the amount of services provided to us under the Support Services Agreement. Beginning April 1, 2015, the only services that are regularly provided under these Support Services Agreements are corporate services such as vendor procurement for information technology. We anticipate that we will cease all corporate services by the end of 2016.
On December 21, 2012, we entered into a 15-year servicing agreement with Altisource Residential, L.P., the operating partnership of Residential, pursuant to which Ocwen will service residential mortgage loans acquired by Residential and provide loan modification, assisted deed-in-lieu, assisted deed-for-lease and other loss mitigation programs.
Lease Commitments
We lease certain of our premises and equipment under non-cancelable operating leases with terms expiring through 2020 exclusive of renewal option periods. Our annual aggregate minimum rental commitments under these leases are summarized as follows:

2016	$18,293
2017	13,203
2018	6,409
2019	3,377
2020	990
Thereafter	—
42,272
Less: Sublease income	(1,656)
Total minimum lease payments, net	$40,616
In connection with business acquisitions we completed in recent years, we assumed the obligation for the lease agreements associated with certain facilities. The rental commitments in the table above for operating leases include the remaining amounts due through the earlier of the lease expiration date or the early termination date.
We converted rental commitments for our facilities outside the U.S. to U.S. dollars using exchange rates in effect at December 31, 2015. Rent expense for 2015, 2014 and 2013 was $23.7 million, $19.0 million and $27.4 million, respectively.
Note 27 — Contingencies
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
Litigation
In the ordinary course of business, we are routinely a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought on behalf of various classes of claimants, those brought derivatively on behalf of Ocwen against certain current or former officers and directors, and those brought under the False Claims Act by private citizens on behalf of the United States of America.
These proceedings are generally based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including wrongful foreclosure and eviction actions, allegations of wrongdoing in connection with lender-placed insurance arrangements, claims relating to our pre-foreclosure property preservation activities, claims relating to our written and telephonic communications with our borrowers, claims related to our payment and other processing operations, and claims regarding certifications of our legal compliance related to our participation in certain government programs. In some of these proceedings, claims for substantial monetary damages are asserted against us. To address the claims in the small number of proceedings brought derivatively by purported shareholders, the independent directors of the Board have established a Special Litigation Committee to investigate the shareholders’ allegations.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our losses can be reasonably estimated, we record an accrual for the losses. Excluding expenses of internal or external legal counsel, we have accrued $40.2 million as of December 31, 2015 for losses relating to threatened and pending litigation pertaining to our mortgage servicing practices that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation pertaining to our mortgage servicing practices that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at December 31, 2015.
Following our announcement on August 12, 2014 that we intended to restate our financial statements for the fiscal year ended December 31, 2013 and the quarter ended March 31, 2014, and amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, putative securities fraud class action lawsuits were filed against Ocwen and certain of its officers and directors regarding such restatements and amendments. Those lawsuits have been consolidated and are pending in federal court in Florida. After Ocwen signed a Consent Order with the NYDFS on December 22, 2014, the consolidated securities fraud class action complaint was amended to include allegations relating to that Consent Order and other matters. In January 2015, Ocwen was named as a defendant in a separate consolidated securities fraud class action that has been brought on behalf of a putative class of shareholders of Altisource Portfolio Solutions, S.A. (Altisource). On September 4, 2015, the presiding federal court dismissed both the above-referenced consolidated securities fraud class actions. Both of those actions have since been re-filed in federal court. On December 22, 2015, the presiding federal court dismissed the claims against Ocwen with prejudice in the above-referenced matter brought by the putative class of Altisource shareholders. On that same day, the presiding federal court dismissed in part the above-referenced matter brought by the putative class of Ocwen shareholders. In January 2016, Ocwen was named as a defendant in a separate securities action brought on behalf of certain putative shareholders of Ocwen. Additional lawsuits may be filed and, at this time, Ocwen is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential impact they may have on us or our operations. Ocwen and the other defendants intend to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition and results of operations could be adversely affected.
OFC, OLS, and Homeward are defendants in two qui tam actions pending in the United States District Court for the Eastern District of Texas, brought by private citizens on behalf of the United States under the False Claims Act (FCA): U.S. Ex rel. Fisher v. Homeward Residential, Inc., et al and U.S. Ex rel. Fisher v. Ocwen Loan Servicing, LLC, et al. On April 2, 2014, the United States declined to intervene in these actions, and the complaints were unsealed shortly thereafter. The complaints allege in substance that Homeward and OLS violated the FCA by falsely certifying their compliance with applicable laws and regulations in connection with their respective participation in the United States Treasury’s HAMP and FHA insurance programs, thus rendering all HAMP incentive and FHA insurance payments on OLS- or Homeward-serviced loans false claims. The complaints seek damages including (i) an award equal to three times the total HAMP incentive and FHA insurance payments that OLS and Homeward have received from the United States and (ii) statutory penalties of between $5,000 and $10,000 per alleged false claim. Discovery is ongoing, and the parties have each filed motions for summary judgment. Trial in the OLS action is scheduled for May 16, 2016 and trial in the Homeward action is scheduled for June 28, 2016. At this time, we are unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with resolving these lawsuits or any potential impact they may have on us or our operations. OFC, OLS and Homeward intend to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
In several recent court actions, mortgage loan sellers against whom repurchase claims have been asserted based on alleged breaches of representations and warranties are defending on various grounds including the expiration of statutes of limitation, lack of notice and opportunity to cure, and vitiation of the obligation to repurchase as a result of foreclosure or charge-off of the loan. We have entered into tolling agreements with respect to our role as servicer for a small number of securitizations and may enter into additional tolling agreements in the future. Other court actions have been filed against certain RMBS trustees alleging that the trustees breached their contractual and statutory duties by, among other things, failing to require the loan servicers to abide by the servicers’ obligations and failing to declare that certain alleged servicing events of default under the applicable contracts occurred.
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
Regulatory
We are subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, requests for information and other actions.
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
In December 2014, Ocwen reached a settlement with the NY DFS related to this investigation and entered into a consent order (the NY Consent Order) with the NY DFS to reflect such settlement. The settlement contained monetary and non-monetary provisions including the payment of a civil monetary penalty of $100.0 million and restitution in the amount of $50.0 million to certain New York borrowers. Non-monetary provisions include: the appointment of an independent Operations Monitor who will, among other responsibilities, review and assess the adequacy and effectiveness of our operations, including providing periodic reporting on findings and progress, and review transactions with Altisource, Home Loan Servicing Solutions, Ltd. (HLSS), Altisource Residential Corporation (Residential) and Altisource Asset Management Corporation (AAMC); the appointment of two additional independent directors to the Board of Directors; the resignation of William C. Erbey as an officer and director, as of January 16, 2015, as well as from the boards of Altisource, HLSS, AAMC and Residential; and restrictions on the ability and/or timing of any future MSR acquisitions which effectively prohibit any such future acquisitions until we have satisfied certain specified conditions. We must pay all reasonable and necessary costs of the Operations Monitor.
We continue to work with the Operations Monitor. If we are found to have breached the terms of the NY Consent Order or if the NY DFS or the Operations Monitor were to allege non-compliance with New York laws or regulations, we could become subject to financial penalties or other regulatory action could be taken against us. The Operations Monitor also makes recommendations to Ocwen on various operational and governance matters. If we do not address such recommendations in a manner deemed satisfactory by the Operations Monitor and the NY DFS, we could be subject to additional scrutiny by the Operations Monitor or the NY DFS or other regulatory action could be taken against us.
California Department of Business Oversight
In January 2015, OLS reached an agreement with the CA DBO relating to Ocwen’s failure to produce certain information and documents during a routine licensing examination, which resulted in the CA DBO withdrawing its notice of hearing to suspend OLS’ license in California. OLS and the CA DBO entered into a Consent Order pursuant to the California Residential Mortgage Lending Act (the CA Consent Order) with the CA DBO to reflect such settlement. The CA Consent Order addresses and resolves the examination disputes between the CA DBO and OLS, and does not involve any accusation or admission of wrongdoing with regard to OLS’ servicing practices.
Under the terms of the CA Consent Order, OLS paid the CA DBO a penalty of $2.5 million plus costs associated with the examination. OLS also agreed to cease acquiring any additional MSRs for loans secured in California until the CA DBO is satisfied that OLS can satisfactorily respond to the requests for information and documentation made in the course of a regulatory exam.
In addition, the CA DBO has selected an independent third-party auditor (the CA Auditor) to assess OLS’ compliance with laws and regulations impacting California borrowers for an initial term of two years, extendable for one year at the discretion of the CA DBO. OLS must pay all reasonable and necessary costs of the CA Auditor. The CA Auditor will report periodically on its findings and progress and OLS must submit to the CA DBO a written plan to address and implement corrective measures and address any deficiencies identified by the CA Auditor.
We continue to work cooperatively with the CA Auditor. As part of the CA Auditor’s work, from time to time the CA Auditor and the CA DBO have made observations regarding our compliance with various regulations and legal requirements, including the Consent Order. At this time, we believe that we will be able to resolve all matters related to such observations in a constructive manner with the CA DBO, and we are not aware of any issue that we believe will have a material impact on our financial condition. As part of these observations, the CA DBO has informed us of its position that certain onboarding activities relating to new California originations in 2015 were prohibited by the Consent Order and represent a material breach of the agreement. We disagree with this position. Given that we have already made adjustments to our processes for California originations, the CA DBO has not asked us to make any additional changes to such processes at this time. The CA DBO has also raised similar concerns related to our on-boarding of loans subject to subservicing agreements. The CA DBO is still evaluating this activity as it relates to the Consent Order. The CA DBO has not asked us to cease any subservicing activities, and these activities are not material to our overall operations. However, it is possible that the CA DBO could determine to take action against us, which could subject us to financial penalties or other regulatory action, and it is possible that the CA Auditor or the CA DBO could allege that other activities do not comply with California laws or regulations, which could also result in regulatory action against us.
National Mortgage Settlement
In February 2014, the Ocwen National Mortgage Settlement involving the CFPB and various state attorneys general and other state agencies that regulate the mortgage servicing industry (NMS Regulators), relating to various allegations regarding deficient mortgage servicing practices, including those with respect to foreclosures, was memorialized by a consent order entered by the United States District Court for the District of Columbia (District Court).
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
To date, OMSO’s reports have found six metrics where our testing has exceeded the applicable error rate threshold. Each of those metrics has been the subject of an agreed-upon CAP, and one of those potential fails have been deemed “cured” by OMSO as subsequent testing has not exceeded the metric error rate threshold. The remainder of the metrics are either still under CAPs or the post-cure testing has yet to be validated by OMSO. Moreover, we agreed with OMSO to deem an additional five metrics as having failed due to the letter-dating issues that were raised by the NY DFS in 2014, as the testing of those metrics could have been affected by that issue. Those metrics are subject to a “global CAP” that covers all letter-dating issues under the Ocwen National Mortgage Settlement, in addition to any metric-specific CAP plan. It is also possible that if we are found to have caused borrower harm, we would be subject to costs to remediate that harm. In addition, in the event that there were widespread metric failures, it is possible that OMSO or the District Court could determine that we were generally violating the settlement and seek to impose a broader range of financial, injunctive or other penalties on us.
In December 2014, OMSO identified two issues involving our compliance with the Ocwen National Mortgage Settlement. The first concerned the adequacy and independence of our IRG, which is responsible for reporting on our compliance with the settlement. The second concerned the letter-dating issues discussed above. OMSO’s reports since then have identified the steps that we have taken to remediate these issues and acknowledged Ocwen’s cooperation. OMSO has recently reported that Ocwen’s IRG appears to be operating in conformity with the National Mortgage Settlement, and noted that the letter-dating issues are subject to the global CAP discussed above.
We continue to work with OMSO on ongoing testing and CAPs. While, to date, these issues have not resulted in financial or other penalties, if we are found to have breached the Ocwen National Mortgage Settlement, we could become subject to financial penalties or other regulatory action could be taken against us.
Securities and Exchange Commission
In April 2014, we received a letter from the staff of the New York Regional Office of the SEC (the Staff) informing us that it was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 2014 surrender of certain options to purchase our common stock by Mr. Erbey, our former Executive Chairman, including the 2007 Equity Incentive Plan and the related option grant and surrender documents. In June 2014, we received a subpoena from the SEC requesting production of various documents relating to our business dealings with Altisource, HLSS, AAMC and Residential and the interests of our directors and executive officers in these companies. Following our announcement in August 2014 that we intended to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, we received an additional subpoena in September 2014 in relation to such amendments. In addition, we received a further subpoena in November 2014 requesting certain documents related to Ocwen’s agreement with Southwest Business Corporation, and related to Mr. Erbey’s approvals for specifically enumerated board actions. We cooperated with the SEC in its investigation.
On January 20, 2016, the SEC entered an administrative order resolving its investigation, which required Ocwen to pay, without admitting or denying liability, a $2.0 million civil money penalty and consent to the entry of an administrative order requiring that we cease and desist from any violations of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and certain related SEC rules promulgated thereunder. We had previously disclosed in our Form 10-Q for the quarter ended September 30, 2015 that we had reached this resolution in principle with the SEC staff and that we accrued $2.0 million as of September 30, 2015 as we believed this loss was probable and reasonably estimable based on current information.
Separately, on February 10, 2015, we received a letter from the Staff informing us that it was conducting an investigation relating to the use of collection agents by mortgage loan servicers. The letter requested that we voluntarily produce documents and information. We believe that the February 10, 2015 letter was also sent to other companies in the industry. On February 11, 2016, we received a letter from the Staff informing us that it was conducting an investigation relating to fees and expenses charged in connection with liquidated loans and REO properties held in non-agency RMBS trusts. The letter requested that we voluntarily produce documents and information. We are cooperating with the Staff on these matters.
General
In addition to the above matters, our loan origination and servicing businesses require one or more licenses in the various jurisdictions in which we operate. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which in some cases include the requirement to provide audited financial statements. Last year, our licensed entities did not satisfy the requirements for timely provision of financial statements due to the delay in finalizing the audits for the 2014 fiscal years of these entities.
The same agencies that issue licenses to us engage in regular supervisory examinations of the licensable activities. We are also subject to supervision by the CFPB at the federal level, and it similarly has the authority to conduct regulatory examinations, in addition to its enforcement and investigatory powers. These examinations are part of our ordinary course business activities, and the mere existence of an examination is not typically indicative of anything unusual or material as to that business. The GSEs and their conservator, FHFA, HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits. We also receive information requests and other inquiries, both formal and informal in nature, from these agencies as part of their general regulatory or other oversight of our origination and servicing businesses.

We also have regular engagements with not only our state financial regulators, but also the attorneys general in the various states and the CFPB to address individual borrower complaints that they bring to our attention, or to respond to information requests and other inquiries. On occasion, we also engage with U.S. attorneys. Many of these matters are brought to our attention as a complaint that the entity is investigating, although some are formal investigations or proceedings. Ocwen is currently in receipt of three Civil Investigative Demands from the CFPB, one Civil Investigative Demand from the Massachusetts Attorney’s General Office and two subpoenas from the Office of the United States Attorney for the District of Massachusetts seeking information about our servicing practices.
To the extent that an examination, monitorship, audit or other regulatory engagement results in an alleged failure by us to comply with applicable law, regulation or licensing requirement, or if allegations are made that we have failed to comply with the commitments we have made in connection with our regulatory settlements or if other regulatory actions of a similar or different nature are taken in the future against us, this could lead to (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) inability to raise capital and (vii) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition and results of operations.
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
We receive origination representations and warranties from our network of approved originators in connection with loans we purchase through our correspondent lending channel. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur.
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
We have exposure to origination representation, warranty and indemnification obligations because of our lending, sales and securitization activities and in connection with our servicing practices. Our acquisitions in prior years also created exposure for us to the extent we assumed one or more of these obligations. At December 31, 2015 and 2014, we had outstanding representation and warranty repurchase demands of $97.5 million UPB (506 loans) and $96.6 million UPB (511 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.

The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and similar indemnification obligations for the following years ended December 31:

	2015	2014	2013
Beginning balance	$132,918	$192,716	$38,140
Provision for representation and warranty obligations	(8,418)	(1,947)	18,154
New production reserves	814	1,605	1,325
Obligations assumed in connection with MSR and servicing business acquisitions	—	—	190,658
Payments made in connection with sales of MSRs	(81,498)	—	—
Charge-offs and other (1)	(7,201)	(59,456)	(55,561)
Ending balance	$36,615	$132,918	$192,716

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at December 31, 2015.
Note 28 — Quarterly Results of Operations (Unaudited)

	Quarters Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue	$362,457	$404,946	$463,251	$510,444
Expenses	359,848	387,726	352,252	378,358
Other income (expense), net	(131,881)	(73,138)	(98,499)	(89,257)
Income (loss) before income taxes	(129,272)	(55,918)	12,500	42,829
Income tax expense (benefit)	94,985	10,832	2,594	8,440
Net income (loss)	(224,257)	(66,750)	9,906	34,389
Net income attributable to non-controlling interests	16	(119)	(168)	(34)
Net income (loss) attributable to Ocwen common stockholders	$(224,241)	$(66,869)	$9,738	$34,355

Earnings (loss) per share attributable to Ocwen common stockholders
Basic	$(1.79)	$(0.53)	$0.08	$0.27
Diluted	$(1.79)	$(0.53)	$0.08	$0.27

(1)
Other income (expense), net for 2015 includes gains (losses) on the sale of MSRs in the first, second, third and fourth quarter of $26.4 million, $30.3 million, $41.2 million and $(14.0) million, respectively.

	Quarters Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenue	$493,292	$513,698	$553,074	$551,261
Expenses (1) (2)	885,512	455,039	345,463	349,194
Other income (expense), net	(127,553)	(130,925)	(130,434)	(130,364)
Income (loss) before income taxes	(519,773)	(72,266)	77,177	71,703
Income tax expense	2,022	2,992	10,165	11,217
Net income (loss)	(521,795)	(75,258)	67,012	60,486
Net (income) loss attributable to non-controlling interests	(80)	(123)	(57)	15
Preferred stock dividends	—	—	(582)	(581)
Deemed dividend related to beneficial conversion feature of preferred stock	—	(808)	(415)	(416)
Net income (loss) attributable to Ocwen common stockholders	$(521,875)	$(76,189)	$65,958	$59,504

Earnings (loss) per share attributable to Ocwen common stockholders
Basic	$(4.16)	$(0.58)	$0.49	$0.44
Diluted	$(4.16)	$(0.58)	$0.48	$0.43

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
Note 29 — Subsequent Events
For the period January 1, 2016 through February 10, 2016, we completed the repurchase of 991,985 shares of common stock in the open market under our $500.0 million share repurchase program for a total purchase price of $5.9 million, including commissions. Since the inception of this program on October 31, 2013, we have completed the repurchase of 13,163,793 shares for an aggregate purchase price of $380.3 million.
On January 5, 2016, we entered into a new $100.0 million mortgage loan warehouse facility to fund the origination of reverse mortgages. Interest is based on 1-Month LIBOR plus 2.75% with a LIBOR floor of 0.25%. The facility will mature on January 3, 2017.