Form 10-Q
period 2016-03-31
OCWEN FINANCIAL CORP
filed 2016-04-28
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of April 25, 2016: 123,853,683 shares

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
These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such uncertainties. Readers should bear these factors in mind when considering such statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and the following:

•	adverse effects on our business as a result of regulatory settlements;

•	reactions to the announcement of such settlements by key counterparties;

•	increased regulatory scrutiny and media attention;

•
uncertainty related to claims, litigation and investigations brought by government agencies and private parties regarding our servicing, foreclosure, modification, origination and other practices, including uncertainty related to past, present or future investigations and settlements with state regulators, the Consumer Financial Protection Bureau (CFPB), State Attorneys General, the Securities and Exchange Commission (SEC), Department of Justice or the Department of Housing and Urban Development (HUD) and actions brought under the False Claims Act by private parties on behalf of the United States of America regarding incentive and other payments made by governmental entities;

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
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2015 and our Current Reports on Form 8-K since such date. Forward-looking statements speak only as of the date they were made and we disclaim any obligation to update or revise forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2016	December 31, 2015
Assets
Cash	$280,513	$257,272
Mortgage servicing rights ($732,174 and $761,190 carried at fair value)	1,078,213	1,138,569
Advances, net	317,348	444,298
Match funded advances	1,720,897	1,706,768
Loans held for sale ($321,739 and $309,054 carried at fair value)	408,809	414,046
Loans held for investment - Reverse mortgages, at fair value	2,771,242	2,488,253
Receivables, net	237,583	286,981
Premises and equipment, net	72,323	57,626
Other assets ($22,501 and $14,352 carried at fair value)	520,182	586,495
Total assets	$7,407,110	$7,380,308

Liabilities and Equity
Liabilities
Match funded liabilities	$1,537,096	$1,584,049
Financing liabilities ($3,171,602 and $2,933,066 carried at fair value)	3,319,646	3,089,255
Other secured borrowings, net	718,830	762,411
Senior unsecured notes, net	345,847	345,511
Other liabilities	747,223	744,444
Total liabilities	6,668,642	6,525,670

Commitments and Contingencies (Notes 18 and 19)

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 123,853,683 and 124,774,516 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,239	1,248
Additional paid-in capital	522,222	526,148
Retained earnings	214,598	325,929
Accumulated other comprehensive loss, net of income taxes	(1,658)	(1,763)
Total Ocwen stockholders’ equity	736,401	851,562
Non-controlling interest in subsidiaries	2,067	3,076
Total equity	738,468	854,638
Total liabilities and equity	$7,407,110	$7,380,308

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2016	2015
Revenue
Servicing and subservicing fees	$297,496	$446,541
Gain on loans held for sale, net	15,572	44,504
Other revenues	17,689	19,399
Total revenue	330,757	510,444

Expenses
Compensation and benefits	96,249	105,144
Amortization of mortgage servicing rights	12,806	38,494
Servicing and origination	95,692	101,802
Technology and communications	26,869	39,351
Professional services	70,907	56,931
Occupancy and equipment	24,745	25,714
Other	1,389	10,922
Total expenses	328,657	378,358

Other income (expense)
Interest income	4,190	5,575
Interest expense	(106,089)	(119,396)
Gain on sale of mortgage servicing rights, net	1,175	26,406
Other, net	(3,501)	(1,842)
Total other expense, net	(104,225)	(89,257)

Income (loss) before income taxes	(102,125)	42,829
Income tax expense	9,076	8,440
Net income (loss)	(111,201)	34,389
Net income attributable to non-controlling interests	(130)	(34)
Net income (loss) attributable to Ocwen stockholders	$(111,331)	$34,355

Earnings (loss) per share attributable to Ocwen stockholders
Basic	$(0.90)	$0.27
Diluted	$(0.90)	$0.27

Weighted average common shares outstanding
Basic	124,093,339	125,272,228
Diluted	124,093,339	126,999,662

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Net income (loss)	$(111,201)	$34,389
Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income (1)	105	418
Comprehensive income (loss)	(111,096)	34,807
Comprehensive income attributable to non-controlling interests	(130)	(34)
Comprehensive income (loss) attributable to Ocwen stockholders	$(111,226)	$34,773

(1)	These losses are reclassified to Other, net in the Unaudited Consolidated Statements of Operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2015	124,774,516	$1,248	$526,148	$325,929	$(1,763)	$3,076	$854,638
Net income (loss)	—	—	—	(111,331)	—	130	(111,201)
Repurchase of common stock	(991,985)	(10)	(5,880)	—	—	—	(5,890)
Exercise of common stock options	69,805	1	441	—	—	—	442
Equity-based compensation and other	1,347	—	1,513	—	—	—	1,513
Capital distribution to non-controlling interest	—	—	—	—	—	(1,139)	(1,139)
Other comprehensive income, net of income taxes	—	—	—	—	105	—	105
Balance at March 31, 2016	123,853,683	$1,239	$522,222	$214,598	$(1,658)	$2,067	$738,468

Balance at December 31, 2014	125,215,615	$1,252	$515,194	$530,361	$(8,413)	$2,771	$1,041,165
Net income	—	—	—	34,355	—	34	34,389
Cumulative effect of fair value election - Mortgage servicing rights, net of income taxes	—	—	—	42,846	—	—	42,846
Exercise of common stock options	85,173	1	508	—	—	—	509
Equity-based compensation and other	2,000	—	2,213	—	—	—	2,213
Other comprehensive income, net of income taxes	—	—	—	—	418	—	418
Balance at March 31, 2015	125,302,788	$1,253	$517,915	$607,562	$(7,995)	$2,805	$1,121,540

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015

Cash flows from operating activities
Net income (loss)	$(111,201)	$34,389
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage servicing rights	12,806	38,494
Loss on valuation of mortgage servicing rights, at fair value	29,293	33,175
Impairment of mortgage servicing rights	29,953	17,769
Gain on sale of mortgage servicing rights	(1,175)	(26,406)
Realized and unrealized losses on derivative financial instruments	1,496	1,153
Provision for bad debts	11,382	14,170
Depreciation	5,039	4,344
Amortization of debt issuance costs	3,277	3,755
Increase in deferred tax assets	—	(890)
Equity-based compensation expense	1,416	2,117
Gain on loans held for sale, net	(15,572)	(44,504)
Origination and purchase of loans held for sale	(1,211,076)	(1,036,150)
Proceeds from sale and collections of loans held for sale	1,165,503	1,142,282
Changes in assets and liabilities:
Decrease in advances and match funded advances	109,076	104,258
Decrease in receivables and other assets, net	84,512	1,330
Increase in other liabilities	21,473	20,127
Other, net	4,686	15,605
Net cash provided by operating activities	140,888	325,018

Cash flows from investing activities
Origination of loans held for investment – reverse mortgages	(304,058)	(235,271)
Principal payments received on loans held for investment - reverse mortgages	87,237	26,170
Purchase of mortgage servicing rights, net	(4,263)	(3,267)
Proceeds from sale of mortgage servicing rights	15,305	49,465
Proceeds from sale of advances and match funded advances	41,003	1,765
Additions to premises and equipment	(19,800)	(3,918)
Other	1,624	301
Net cash used in investing activities	(182,952)	(164,755)

Cash flows from financing activities
Repayment of match funded liabilities	(46,953)	(89,571)
Proceeds from other secured borrowings	1,902,472	1,858,258
Repayments of other secured borrowings	(2,014,474)	(2,042,969)
Payment of debt issuance costs	(2,242)	(12,643)
Proceeds from sale of loans accounted for as a financing	233,174	238,615
Proceeds from sale of advances accounted for as a financing	—	472
Repurchase of common stock	(5,890)	—
Proceeds from exercise of common stock options	406	413
Other	(1,188)	21
Net cash provided by (used in) financing activities	65,305	(47,404)

Net increase in cash	23,241	112,859
Cash at beginning of year	257,272	129,473
Cash at end of period	$280,513	$242,332

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(Dollars in thousands, except per share data and unless otherwise indicated)

Note 1 – Organization, Business Environment and Basis of Presentation
Organization
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
We have faced, and expect to continue to face, increased regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. We have entered into a number of regulatory settlements, which subject us to ongoing monitoring or reporting and which have significantly impacted our ability to grow our servicing portfolio. See Note 17 – Regulatory Requirements and Note 19 – Contingencies for further information regarding regulatory requirements, regulatory settlements and regulatory-related contingencies.
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
New Residential Investment Corp. (NRZ) is an important business partner to which we have sold rights to receive servicing fees, excluding ancillary income (other than net income on custodial and escrow accounts), with respect to certain non-Agency mortgage servicing rights (MSRs), which we refer to as Rights to MSRs. As of March 31, 2016, these Rights to MSRs relate to approximately $132.7 billion in unpaid principal balance (UPB) of our non-Agency MSRs. A level of future uncertainty exists regarding our relationship with NRZ, including with respect to the impact of our Standard & Poor’s Ratings Services (S&P) servicer rating under our agreements with NRZ beginning April 7, 2017. Under the Master Servicing Rights Purchase Agreement and Sale Supplements with NRZ, if a termination event related to our servicer rating exists with respect to any servicing agreement, NRZ will have the right to direct the transfer of servicing with respect to any affected servicing agreement to a licensed replacement servicer that obtains all required third-party consents. As of March 31, 2016, a termination event exists because our servicer rating from S&P is below Average. If our servicer rating from S&P is not upgraded to Average or better prior to April 7, 2017, NRZ will have the right to direct the transfer of any affected servicing agreements to a successor licensed servicer that obtains all required third-party consents. Following any such transfer, we would no longer be entitled to receive future servicing fee revenue with respect to any transferred servicing agreement. See Note 4 — Sales of Advances and MSRs for further information regarding our relationship with NRZ.
If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations and other legal remedies. Our lenders can waive their contractual rights in the event of a default. Effective March 28, 2016 we entered into an amendment to our Senior Secured Term Loan (SSTL) which, among other things, removes in their entirety (including the consolidated total debt to consolidated tangible net worth ratio) or amends for the remaining term of the SSTL certain financial covenants and requires prepayments of $6.3 million on each of May 31, 2016, July 29, 2016 and September 30, 2016. As a result of this amendment, we project we will maintain compliance with our financial covenants during 2016. In order to avoid an event of default arising from a covenant breach, we could repay or refinance debt, among other actions. See Note 11 – Borrowings for further information regarding our debt agreements.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2016. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Reclassifications
As a result of our retrospective adoption on January 1, 2016 of FASB Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, unamortized debt issuance costs that are not related to revolving line-of-credit arrangements have been reclassified from other assets to other secured borrowings and senior unsecured notes on the consolidated balance sheets, resulting in a reduction to the Company’s assets and liabilities of $23.5 million and $24.5 million at March 31, 2016 and December 31, 2015, respectively.
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
Recently Issued Accounting Standards
Leases (ASU 2016-02)
In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key qualitative and quantitative information about leasing arrangements. A lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months, regardless of whether the lease is classified as a finance or operating lease. Additional disclosures will help investors and financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for us on January 1, 2019, with early application permitted. We are currently evaluating the effect of adopting this standard.
Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (ASU 2016-05)
In March 2016, the FASB issued ASU 2016-05 to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under FASB Accounting Standards Codification (ASC) Topic 815, Derivatives and Hedging, does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 will be effective for us on January 1, 2017, with early adoption permitted, including adoption in an interim period. We do not anticipate that our adoption of this standard will have a material impact on our consolidated financial statements.
Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments (ASU 2016-06)
In March 2016, the FASB issued ASU 2016-06 to clarify that in assessing whether embedded contingent put or call options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts, an entity is required to apply only the four-step decision sequence in FASB ASC 815-15-25-42 (as amended by this ASU). An entity does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. ASU 2016-06 will be effective for us on January 1, 2017, with early adoption permitted, including adoption in an interim period. We are currently evaluating the effect of adopting this standard.
Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07)
In March 2016, the FASB issued ASU 2016-07 to simplify the transition to the equity method of accounting as part of its simplification initiative to reduce cost and complexity in accounting standards while maintaining or improving the usefulness of the information provided to the users of financial statements. This standard requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting, rather than adjusting the investment retroactively. This standard also requires that an entity that has an available-for-sale equity security that qualifies for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment qualifies for use of the equity method. ASU 2016-07 will be effective for us on January 1, 2017, with early application permitted. We are currently evaluating the effect of adopting this standard.
Revenue from Contracts with Customers: Principal versus Agent Considerations (ASU 2016-08)
In March 2016, the FASB issued ASU 2016-08 to clarify the implementation guidance included in FASB ASC Topic 606, Revenue from Contracts with Customers, related to principal versus agent considerations and add illustrative examples to assist in the application of the guidance. When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is that of a principal -- providing the specified good or service itself, or that of an agent -- arranging for that good or service to be provided by the other party. An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. ASU 2016-08 will be effective for us on January 1, 2018, with early application permitted. We are currently evaluating the effect of adopting this standard.
Compensation - Stock Compensation: Improvements to Employee Shared-Based Payment Accounting (ASU 2016-09)
In March 2016, the FASB issued ASU 2016-09 to improve the accounting for employee share-based payments. This standard simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, as part of FASB’s simplification initiative to reduce cost and complexity in accounting standards while maintaining or improving the usefulness of the information provided to the users of financial statements. ASU 2016-09 will be effective for us on January 1, 2017, with early adoption permitted. We are currently evaluating the effect of adopting this standard.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding during the three months ended March 31:

	2016	2015
Proceeds received from securitizations	$1,009,264	$1,070,772
Servicing fees collected	3,124	347
Purchases of previously transferred assets, net of claims reimbursed	(13)	500
	$1,012,375	$1,071,619
In connection with these transfers, we retained MSRs of $7.2 million and $8.5 million during the three months ended March 31, 2016 and 2015, respectively.
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

The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss including the UPB of the transferred loans at the dates indicated:

	March 31, 2016	December 31, 2015
Carrying value of assets:
Mortgage servicing rights, at amortized cost	$57,553	$54,729
Mortgage servicing rights, at fair value	200	236
Advances and match funded advances	26,789	26,968
UPB of loans transferred	8,101,276	7,471,025
Maximum exposure to loss	$8,185,818	$7,552,958
At March 31, 2016 and December 31, 2015, 7.4% and 8.2%, respectively, of the transferred residential loans that we service were 60 days or more past due.
Transfers of Reverse Mortgages
We are an approved issuer of Ginnie Mae Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae. We originate Home Equity Conversion Mortgages (HECM, or reverse mortgages) that are insured by the FHA. We then pool the loans into HMBS that we sell into the secondary market with servicing rights retained. We have determined that loan transfers in the HMBS program do not meet the definition of a participating interest because of the servicing requirements in the product that require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk and incidental credit risk. As a result, the transfers of the HECM loans do not qualify for sale accounting, and therefore, we account for these transfers as financings. Under this accounting treatment, the HECM loans are classified as Loans held for investment - reverse mortgages, at fair value, on our Unaudited Consolidated Balance Sheets. We record the proceeds from the transfer of assets as secured borrowings (HMBS-related borrowings) in Financing liabilities and recognize no gain or loss on the transfer. Holders of participating interests in the HMBS have no recourse against the assets of Ocwen, except with respect to standard representations and warranties and our contractual obligation to service the HECM loans and the HMBS.
We have elected to measure the HECM loans and HMBS-related borrowings at fair value. The changes in fair value of the HECM loans and HMBS-related borrowings are included in Other revenues in our Unaudited Consolidated Statements of Operations. Included in net fair value gains on the HECM loans and related HMBS borrowings are the interest income that we expect to be collected on the HECM loans and the interest expense that we expect to be paid on the HMBS-related borrowings. We report originations and collections of HECM loans in investing activities in the Unaudited Consolidated Statements of Cash Flows. We report net fair value gains on HECM loans and the related HMBS borrowings as an adjustment to the net cash provided by or used in operating activities in the Unaudited Consolidated Statements of Cash Flows. Proceeds from securitizations of HECM loans and payments on HMBS-related borrowings are included in financing activities in the Unaudited Consolidated Statements of Cash Flows.
At March 31, 2016 and December 31, 2015, we had HMBS-related borrowings of $2.6 billion and $2.4 billion, respectively. HECM loans pledged as collateral to the pools were $2.8 billion and $2.5 billion at March 31, 2016 and December 31, 2015, respectively.
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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not carried, at fair value are as follows at the dates indicated:

		March 31, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$321,739	$321,739	$309,054	$309,054
Loans held for sale, at lower of cost or fair value (b)	3	87,070	87,070	104,992	104,992
Total Loans held for sale		$408,809	$408,809	$414,046	$414,046
Loans held for investment - Reverse mortgages, at fair value (a)	3	$2,771,242	$2,771,242	$2,488,253	$2,488,253
Advances and match funded advances (c)	3	2,038,245	2,038,245	2,151,066	2,151,066
Receivables, net (c)	3	237,583	237,583	286,981	286,981
Mortgage-backed securities, at fair value (a)	3	8,386	8,386	7,985	7,985

Financial liabilities:
Match funded liabilities (c)	3	$1,537,096	$1,537,611	$1,584,049	$1,581,786
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$2,648,100	$2,648,100	$2,391,362	$2,391,362
Financing liability - MSRs pledged (a)	3	523,503	523,503	541,704	541,704
Other (c)	3	148,043	106,857	156,189	131,940
Total Financing liabilities		$3,319,646	$3,278,460	$3,089,255	$3,065,006
Other secured borrowings:
Senior secured term loan (c)(d)	2	$359,428	$382,508	$377,091	$397,956
Other (c)	3	359,402	359,402	385,320	385,320
Total Other secured borrowings		$718,830	$741,910	$762,411	$783,276

Senior unsecured notes (c)(d)	2	$345,847	$294,350	$345,511	$318,063

		March 31, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Derivative financial instruments assets (liabilities) (a):
Interest rate lock commitments	2	$13,545	$13,545	$6,080	$6,080
Forward mortgage-backed securities trades	1	(5,291)	(5,291)	295	295
Interest rate caps	3	570	570	2,042	2,042

Mortgage servicing rights:
Mortgage servicing rights, at fair value (a)	3	$732,174	$732,174	$761,190	$761,190
Mortgage servicing rights, at amortized cost (c)(e)	3	346,039	390,970	377,379	461,555
Total Mortgage servicing rights		$1,078,213	$1,123,144	$1,138,569	$1,222,745

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

(d)	The carrying values are net of unamortized debt issuance costs and discount. See Note 11 – Borrowings for additional information.

(e)
The net carrying value at March 31, 2016 and December 31, 2015 is net of the valuation allowance on the impaired government-insured stratum of our amortization method MSRs, which is measured at fair value on a non-recurring basis. Before applying the valuation allowance of $47.3 million, the carrying value of this stratum at March 31, 2016 was $146.7 million. At December 31, 2015, the carrying value of this stratum was $146.5 million before applying the valuation allowance of $17.3 million.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended March 31, 2016
Beginning balance	$2,488,253	$(2,391,362)	$7,985	$(541,704)	$2,042	$761,190	$326,404
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	419	419
Issuances	304,058	(233,174)	—	—	—	—	70,884
Transfer from MSRs carried at amortized cost	—	—	—	—	—	—	—
Sales	—	—	—	—	—	(142)	(142)
Settlements (1)	(87,237)	39,654	—	18,201	(81)	—	(29,463)
	216,821	(193,520)	—	18,201	(81)	277	41,698
Total realized and unrealized gains and (losses) (2):
Included in earnings	66,168	(63,218)	401	—	(1,391)	(29,293)	(27,333)
Included in Other comprehensive income	—	—	—	—	—	—	—
	66,168	(63,218)	401	—	(1,391)	(29,293)	(27,333)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$2,771,242	$(2,648,100)	$8,386	$(523,503)	$570	$732,174	$340,769

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended March 31, 2015
Beginning balance	$1,550,141	$(1,444,252)	$7,335	$(614,441)	$567	$93,901	$(406,749)
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	—	—
Issuances	235,271	(238,615)	—	—	—	(1,169)	(4,513)
Transfer from MSRs carried at amortized cost	—	—	—	—	—	839,157	839,157
Sales	—	—	—	—		(917)	(917)
Settlements (1)	(26,233)	25,985	—	19,946	—	—	19,698
	209,038	(212,630)	—	19,946	—	837,071	853,425
Total realized and unrealized gains and (losses) (2):
Included in earnings	48,962	(45,515)	366	—	(364)	(33,175)	(29,726)
Included in Other comprehensive income	—	—	—	—	—	—	—
	48,962	(45,515)	366	—	(364)	(33,175)	(29,726)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$1,808,141	$(1,702,397)	$7,701	$(594,495)	$203	$897,797	$416,950

(1)
In the event of a transfer to another party of servicing related to Rights to MSRs, we are required to reimburse NRZ at predetermined contractual rates for the loss of servicing revenues. Settlements for Financing liability - MSRs pledged for the three months ended March 31, 2015 includes $2.2 million of such reimbursements.

(2)
Total losses attributable to derivative financial instruments still held at March 31, 2016 and March 31, 2015 were $1.5 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. Total losses attributable to MSRs still held at March 31, 2016 and March 31, 2015 were $29.1 million and $31.7 million for the three months ended March 31, 2016 and 2015, respectively.

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
The more significant assumptions used in the March 31, 2016 valuation include:

•	Life in years ranging from 5.96 to 9.46 (weighted average of 6.52);

•	Conditional repayment rate ranging from 4.92% to 53.75% (weighted average of 19.70%); and

•	Discount rate of 2.74%.
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
We evaluate the reasonableness of our third-party experts’ assumptions using historical experience adjusted for prevailing market conditions. Assumptions used in the valuation of MSRs include:

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

The more significant assumptions used in the March 31, 2016 valuation include:

Weighted average prepayment speed	12.11%
Weighted average delinquency rate	12.32%
Advance financing cost	5-year swap
Interest rate for computing float earnings	5-year swap
Weighted average discount rate	9.33%
Weighted average cost to service (in dollars)	$111
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
The primary assumptions used in the March 31, 2016 valuation include:

	Agency	Non Agency
Weighted average prepayment speed	13.27%	16.83%
Weighted average delinquency rate	0.99%	27.42%
Advance financing cost	5-year swap	1ML plus 3.5%
Interest rate for computing float earnings	5-year swap	1ML
Weighted average discount rate	9.00%	14.68%
Weighted average cost to service (in dollars)	$74	$313
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
Mortgage-Backed Securities (MBS)
Our subordinate and residual securities are not actively traded, and therefore, we estimate the fair value of these securities based on the present value of expected future cash flows from the underlying mortgage pools. We use our best estimate of the key assumptions we believe are used by market participants. We calibrate our internally developed discounted cash flow models for trading activity when appropriate to do so in light of market liquidity levels. Key inputs include expected prepayment rates, delinquency and cumulative loss curves and discount rates commensurate with the risks. Where possible, we use observable inputs in the valuation of our securities. However, the subordinate and residual securities in which we have invested trade infrequently and therefore have few or no observable inputs and little price transparency. Additionally, during periods of market dislocation, the observability of inputs is further reduced. Changes in the fair value of our investment in subordinate and residual securities are recognized in Other, net in the Unaudited Consolidated Statements of Operations.

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
The more significant assumptions used in the March 31, 2016 valuation include:

•	Life in years ranging from 4.74 to 9.46 (weighted average of 5.40);

•	Conditional repayment rate ranging from 4.92% to 53.75% (weighted average of 19.70%); and

•	Discount rate of 2.17%.
Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.
MSRs Pledged
We periodically sell Rights to MSRs and the related servicing advances. Because we have retained legal title to the MSRs, the sales of Rights to MSRs are accounted for as financings. We initially establish the value of the Financing Liability - MSRs Pledged based on the price at which the Rights to MSRs are sold. Thereafter, the carrying value of the Financing Liability - MSRs pledged is adjusted to fair value at each reporting date. We determine fair value by applying the price of the underlying MSRs to the remaining principal balance related to the underlying MSRs. Since we have elected fair value for our portfolio of non-Agency MSRs, future fair value changes in the Financing Liability - MSRs Pledged will be largely offset by changes in the fair value of the related MSRs.
The more significant assumptions used in determination of the price of the underlying MSRs at March 31, 2016 include:

Weighted average prepayment speed	17.35%
Weighted average delinquency rate	29.21%
Advance financing cost	1 ML plus 3.5%
Interest rate for computing float earnings	1ML
Weighted average discount rate	14.54%
Weighted average cost to service (in dollars)	$318
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
Note 4 — Sales of Advances and MSRs
In order to efficiently finance our assets, streamline our operations and generate liquidity, we sell MSRs, Rights to MSRs and servicing advances to market participants. We may retain the right to subservice loans when we sell MSRs. In connection with sales of Rights to MSRs, we retain legal ownership of the MSRs and continue to service the related mortgage loans until such time as all necessary consents to a transfer of the MSRs are received. During the three months ended March 31, 2016 and 2015, we sold MSRs relating to loans with a UPB of $34.5 million (non-Agency) and $9.1 billion (Agency), respectively.
The following table provides a summary of the MSRs and advances sold during the three months ended March 31:

	2016		2015
	MSRs	Advances and Match Funded Advances	MSRs	Advances and Match Funded Advances
Sales price of assets sold and adjustments:
Accounted for as a sale	$1,162	$261	$97,530	$1,765
Amount due from purchaser at March 31 (1)	—	—	(48,065)	—
Amounts received from purchaser for items outstanding at the end of the previous year	14,143	40,742	—	—
Total net cash received	$15,305	$41,003	$49,465	$1,765

(1)
There were no amounts due from purchaser at March 31, 2016 related to assets sold during the three months ended March 31, 2016. The total amount due at March 31, 2016 on sales of MSRs and advances, which consists only of amounts due on sales completed in 2015, is $39.7 million.

In 2012 and 2013, we sold Rights to MSRs and the related servicing advances to Home Loan Servicing Solutions, Ltd. (HLSS). On April 6, 2015, HLSS closed on the sale of substantially all of its assets to NRZ. References to NRZ in these unaudited consolidated financial statements include HLSS for periods prior to April 6, 2015 because, following HLSS’ sale of substantially all of its assets on April 6, 2015, NRZ, through its subsidiaries, is the owner of the Rights to MSRs and has assumed all rights and obligations under the associated agreements. We refer to the sale of Rights to MSRs and the related servicing advances as the NRZ/HLSS Transactions.
Pursuant to our agreements with NRZ, NRZ has assumed the obligation to fund new servicing advances with respect to the Rights to MSRs. We continue to service the loans for which the Rights to MSRs have been sold to NRZ. Accordingly, in the event NRZ were unable to fulfill its advance funding obligations, as the servicer under our servicing agreements with the residential mortgage backed securitization trusts, we would be contractually obligated to fund such advances under those servicing agreements. At March 31, 2016, NRZ had outstanding advances of approximately $4.9 billion in connection with the Rights to MSRs.
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
Beginning April 7, 2017, under the Master Servicing Rights Purchase Agreement and Sale Supplements with NRZ, if a termination event related to a servicer rating downgrade exists with respect to any servicing agreement, NRZ will have the right to direct the transfer of servicing with respect to any affected servicing agreement to a replacement servicer that obtains all required third-party consents and licenses. As of March 31, 2016, a termination event relating to a servicer rating downgrade exists because our servicer rating from S&P is below “Average.” If our servicer rating from S&P is not upgraded to “Average” or better prior to April 7, 2017, NRZ will have the right to direct the transfer of any affected servicing agreements to a successor servicer that obtains all required third-party consents and licenses. Following any such transfer of an affected servicing agreement, we would no longer be entitled to receive future servicing fee revenue with respect to the transferred servicing agreement.
To the extent servicing agreements underlying Rights to MSRs are terminated as a result of a termination event, NRZ is entitled to payment of an amount equal to an amortized percentage of NRZ’s purchase price for the related Rights to MSRs. We paid NRZ $2.2 million during the three months ended March 31, 2015 in connection with the termination of four servicing agreements underlying the Rights to MSRs.
Our agreements with NRZ provide that, if S&P downgrades our servicer rating to below “Average” (which it has), we will compensate NRZ for certain increased costs associated with its servicing advance financing facilities, including increased costs of funding, to the extent such costs are the direct result of such downgrade. Any such compensation will continue for a maximum of 12 months and will not exceed $3.0 million for any calendar month or $36.0 million in the aggregate. In such circumstances, NRZ must use commercially reasonable efforts to assist us in curing any potential cost increases by obtaining amendments to the relevant financing agreements. We incurred $6.2 million during the three months ended March 31, 2016 in connection with this agreement, and will continue to incur costs through June 2016. Actual future payments in connection with this agreement will vary based on NRZ's outstanding borrowings and movements in applicable floating interest rates.
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

Note 5 – Loans Held for Sale
Loans Held for Sale - Fair Value
Loans held for sale, at fair value, represent residential mortgage loans originated or purchased and held until sold to secondary market investors, such as the GSEs or other third parties. The following table summarizes the activity in the balance during the three months ended March 31:

	2016	2015
Beginning balance	$309,054	$401,120
Originations and purchases	789,180	922,254
Proceeds from sales	(783,187)	(990,634)
Principal collections	(3,280)	(2,667)
Gain on sale of loans	7,646	15,265
Other (1)	2,326	(5,830)
Ending balance	$321,739	$339,508

(1)	Other includes the increase (decrease) in fair value of $1.8 million and $(6.9) million for the three months ended March 31, 2016 and 2015, respectively.
At March 31, 2016, loans held for sale, at fair value with a UPB of $285.1 million were pledged to secure warehouse lines of credit in our Lending segment.
Loans Held for Sale - Lower of Cost or Fair Value
Loans held for sale, at lower of cost or fair value, include residential loans that we do not intend to hold to maturity. The following table summarizes the activity in the net balance during the three months ended March 31:

	2016	2015
Beginning balance	$104,992	$87,492
Purchases	421,896	113,896
Proceeds from sales	(372,583)	(140,948)
Principal collections	(6,453)	(13,863)
Transfers to accounts receivable	(61,212)	(16,572)
Transfers to real estate owned	(1,224)	(2,296)
Gain on sale of loans	5,010	17,271
Decrease (increase) in valuation allowance	(3,335)	19,728
Other	(21)	3,781
Ending balance (1)	$87,070	$68,489

(1)
At March 31, 2016 and March 31, 2015, the balances include $55.5 million and $43.9 million, respectively, of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations as part of our servicing obligations. Repurchased loans are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.

The change in the valuation allowance during the three months ended March 31 is as follows:

	2016	2015
Beginning balance	$14,658	$49,676
Provision	2,597	1,104
Transfer from liability for indemnification obligations	1,030	664
Sales of loans	—	(22,488)
Other	(292)	992
Ending balance	$17,993	$29,948
At March 31, 2016, Loans held for sale, at lower of cost or fair value with a UPB of $37.1 million were pledged to secure a warehouse line of credit in our Servicing segment.

In March 2015, we recognized a gain of $12.9 million on sales of loans with a total UPB of $42.7 million to an unrelated third party. We had repurchased these loans under the representation and warranty provisions of our contractual obligations to the GSEs as primary servicer of the loans.
Gain on Loans Held for Sale, Net
The following table summarizes the activity in Gain on loans held for sale, net, during the three months ended March 31:

	2016	2015
Gain on sales of loans	$17,939	$51,400
Change in fair value of IRLCs	7,465	(2,233)
Change in fair value of loans held for sale	3,521	(4,008)
Loss on economic hedge instruments	(13,202)	(427)
Other	(151)	(228)
	$15,572	$44,504
Gain on loans held for sale, net include $6.5 million and $8.5 million for the three months ended March 31, 2016 and 2015, respectively, representing the value assigned to MSRs retained on transfers of forward loans.
Also included in Gains on loans held for sale, net are gains of $5.0 million and $4.3 million recorded during the three months ended March 31, 2016 and 2015, respectively, on sales of repurchased Ginnie Mae loans, which are carried at the lower of cost or fair value.
Fair value gains recognized in connection with transfers of reverse mortgages into Ginnie Mae guaranteed securitizations are also included in Gains on loans held for sale, net and amounted to $8.0 million and $25.6 million for the three months ended March 31, 2016 and 2015, respectively.
Note 6 – Advances
Advances, net, which represent payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	March 31, 2016	December 31, 2015
Principal and interest	$58,290	$81,681
Taxes and insurance	233,202	278,487
Foreclosures, bankruptcy and other	68,379	126,031
	359,871	486,199
Allowance for losses	(42,523)	(41,901)
	$317,348	$444,298
Advances at March 31, 2016 include $79.6 million of previously sold advances that did not qualify for sales accounting.
The following table summarizes the activity in net advances for the three months ended March 31:

	2016	2015
Beginning balance	$444,298	$893,914
Sales of advances	(261)	(1,765)
New advances (collections of advances), net	(126,067)	52,217
Increase in allowance for losses	(622)	(1,828)
Ending balance	$317,348	$942,538

The change in the allowance for losses during the three months ended March 31 is as follows:

	2016	2015
Beginning balance	$41,901	$70,034
Provision	3,483	4,960
Charge-offs and other	(2,861)	(3,132)
Ending balance	$42,523	$71,862
Note 7 – Match Funded Advances
Match funded advances on residential loans we service for others are comprised of the following at the dates indicated:

	March 31, 2016	December 31, 2015
Principal and interest	$879,242	$948,376
Taxes and insurance	620,795	608,404
Foreclosures, bankruptcy, real estate and other	220,860	149,988
	$1,720,897	$1,706,768
The following table summarizes the activity in match funded advances for the three months ended March 31:

	2016	2015
Beginning balance	$1,706,768	$2,409,442
New advances (collections of pledged advances), net	14,129	(156,475)
Ending balance	$1,720,897	$2,252,967
Note 8 – Mortgage Servicing
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

	2016	2015
Beginning balance	$377,379	$1,820,091
Fair value election - transfer of MSRs carried at fair value (1)	—	(787,142)
Additions recognized in connection with asset acquisitions	4,263	3,267
Additions recognized on the sale of mortgage loans	7,156	8,528
Sales	—	(65,627)
	388,798	979,117
Amortization	(12,806)	(38,494)
Increase in impairment valuation allowance (2)	(29,953)	(17,769)
Ending balance	$346,039	$922,854

Estimated fair value at end of period	$390,970	$1,064,134

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

(2)	Impairment of MSRs is recognized in Servicing and origination expense in the Unaudited Consolidated Statements of Operations.

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
The following table summarizes the activity related to fair value servicing assets for the three months ended March 31:

	2016			2015
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$15,071	$746,119	$761,190	$93,901	$—	$93,901
Fair value election - transfer of MSRs carried at amortized cost	—	—	—	—	787,142	787,142
Cumulative effect of fair value election	—	—	—	—	52,015	52,015
Sales	—	(142)	(142)	—	(947)	(947)
Servicing transfers and adjustments	—	419	419	—	(1,139)	(1,139)
Changes in fair value (1):
Changes in valuation inputs or other assumptions	(2,709)	(3,671)	(6,380)	(6,110)	—	(6,110)
Realization of expected future cash flows and other changes	(351)	(22,562)	(22,913)	(3,276)	(23,789)	(27,065)
Ending balance	$12,011	$720,163	$732,174	$84,515	$813,282	$897,797

(1)	Changes in fair value are recognized in Servicing and origination expense in the Unaudited Consolidated Statements of Operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of March 31, 2016 given hypothetical shifts in lifetime prepayments and yield assumptions:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(77,665)	$(150,075)
Discount rate (option-adjusted spread)	$(17,894)	$(34,728)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at March 31, 2016 are increased prepayment speeds and a decrease in the yield assumption.

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

	Residential	Commercial	Total
UPB at March 31, 2016
Servicing	$223,731,371	$—	$223,731,371
Subservicing	13,349,665	136,473	13,486,138
	$237,081,036	$136,473	$237,217,509
UPB at December 31, 2015
Servicing	$230,132,729	$—	$230,132,729
Subservicing	20,833,383	105,268	20,938,651
	$250,966,112	$105,268	$251,071,380
UPB at March 31, 2015
Servicing	$337,125,187	$—	$337,125,187
Subservicing	45,088,815	161,887	45,250,702
	$382,214,002	$161,887	$382,375,889
UPB serviced at March 31, 2016, December 31, 2015 and March 31, 2015 includes $132.7 billion, $137.1 billion and $156.3 billion, respectively, for which the Rights to MSRs have been sold to NRZ.
Residential assets serviced includes foreclosed real estate. Residential assets serviced also includes small-balance commercial assets with a UPB of $1.7 billion, $1.8 billion and $2.1 billion at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. Commercial assets consist of large-balance foreclosed real estate.
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
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s Investors Service, Inc. (Moody’s) and S&P. Out of approximately 3,908 non-Agency servicing agreements, approximately 735 with approximately $38.1 billion of UPB as of March 31, 2016 have minimum servicer ratings criteria. As a result of downgrades in our servicer ratings, termination rights have been triggered in 651 of these non-Agency servicing agreements. This represents approximately $32.4 billion in UPB as of March 31, 2016, or approximately 18% of our total non-Agency servicing portfolio. Under 272 of the 651 triggered agreements, trustees and master servicers have sent notices to investors indicating that they did not currently intend to take action relating to the termination rights. In addition, in connection with 69 of the triggered agreements, the trustee or master servicer sent solicitation notices to investors asking whether or not the investor wanted to direct the trustee or master servicer to terminate Ocwen as servicer.  The trustee or master servicer has announced results for 47 of the solicitations:  43 resulted in no direction to terminate and four resulted in the termination of Ocwen as servicer in early 2015 due to rating downgrades. The 272 notices regarding no action at this time and the 43 solicitations resulting in no direction to terminate Ocwen as servicer represent approximately $19.3 billion in UPB as of March 31, 2016, or approximately 59.6% of the UPB of the non-Agency servicing agreements with triggered termination rights. As noted above, in early 2015, we received notices terminating us as the servicer under four of our non-Agency servicing agreements due to rating downgrades. Pursuant to our servicing agreements, generally we are entitled to payment of accrued and unpaid servicing fees through termination as well as all advances and certain other previously unreimbursed amounts, although we lose the future servicing fee revenue. While the financial impact of the termination of servicing under these four servicing agreements was immaterial to our overall financial condition, as it represented only 0.17% of our overall servicing portfolio as of the time of transfer of servicing, we could be subject to further terminations either as a result of recent servicer ratings downgrades or future adverse actions by ratings agencies, which could have an adverse effect on our business, financing activities, financial condition and results of operations.
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
Servicing Revenue
The following table presents the components of servicing and subservicing fees for the three months ended March 31:

	2016	2015
Loan servicing and subservicing fees:
Servicing	$238,638	$332,201
Subservicing	7,239	18,341
	245,877	350,542
Home Affordable Modification Program (HAMP) fees	22,618	35,176
Late charges	18,603	24,122
Loan collection fees	7,129	9,563
Other	3,269	27,138
	$297,496	$446,541
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers), are held in escrow by an unaffiliated bank and are excluded from our Unaudited Consolidated Balance Sheets. Float balances amounted to $2.3 billion and $4.0 billion at March 31, 2016 and March 31, 2015, respectively.
Note 9 – Receivables
Receivables, net consisted of the following at the dates indicated:

	March 31, 2016	December 31, 2015
Servicing:
Amount due on sales of mortgage servicing rights and advances	$39,744	$94,629
Government-insured loan claims (1)	67,950	71,405
Due from custodial accounts	20,798	13,800
Reimbursable expenses	28,400	29,856
Other servicing receivables	48,195	32,879
	205,087	242,569
Income taxes receivable	50,384	53,519
Other receivables	20,882	29,818
	276,353	325,906
Allowance for losses (1)	(38,770)	(38,925)
	$237,583	$286,981

(1)
At March 31, 2016 and December 31, 2015, the total allowance for losses related to receivables of our Servicing business. Allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) at March 31, 2016 and December 31, 2015 were $21.5 million and $20.6 million, respectively.

Note 10 – Other Assets
Other assets consisted of the following at the dates indicated:

	March 31, 2016	December 31, 2015
Contingent loan repurchase asset (1)	$316,002	$346,984
Prepaid expenses (2)	58,992	69,805
Debt service accounts (3)	56,946	87,328
Real estate	18,607	20,489
Derivatives, at fair value	14,115	6,367
Prepaid lender fees and debt issuance costs, net	14,903	19,496
Prepaid income taxes	10,910	11,749
Mortgage backed securities, at fair value	8,386	7,985
Other	21,321	16,292
	$520,182	$586,495

(1)
In connection with the Ginnie Mae early buy-out (EBO) program, our agreements provide either that: (a) we have the right, but not the obligation, to repurchase previously transferred mortgage loans under certain conditions, including the mortgage loans becoming eligible for pooling under a program sponsored by Ginnie Mae; or (b) we have the obligation to repurchase previously transferred mortgage loans that have been subject to a successful trial modification before any permanent modification is made. Once these conditions are met, we have effectively regained control over the mortgage loan(s), and under GAAP, must re-recognize the loans on our consolidated balance sheets and establish a corresponding repurchase liability. With respect to those loans that we have the right, but not the obligation, to repurchase under the applicable agreement, this requirement applies regardless of whether we have any intention to repurchase the loan. We re-recognized mortgage loans in Other assets and a corresponding liability in Other liabilities.

(2)
In connection with the sale of Agency MSRs in 2015, we placed $52.9 million in escrow for the payment of representation, warranty and indemnification claims associated with the underlying loans. Prepaid expenses at March 31, 2016 and December 31, 2015 includes the remaining balance of $39.3 million and $41.3 million, respectively.

(3)
Under our advance funding financing facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balances also include amounts that have been set aside from the proceeds of our match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest, as well as amounts set aside as required by our warehouse facilities as security for our obligations under the related agreements. The funds are held in interest earning accounts and those amounts related to match funded facilities are held in the name of the SPE created in connection with the facility.

Note 11 – Borrowings
Match Funded Liabilities
Match funded liabilities are comprised of the following at the dates indicated:

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	March 31, 2016	December 31, 2015
Advance Receivables Backed Notes - Series 2014-VF3, Class A	1-Month LIBOR (1ML)(3) + 235 bps (4)	Sep. 2046	Sep. 2016	$47,741	$113,944	$132,651
Advance Receivables Backed Notes - Series 2014-VF3, Class B	1ML + 300 bps (4)	Sep. 2046	Sep. 2016	2,172	5,452	6,330
Advance Receivables Backed Notes - Series 2014-VF3, Class C	1ML + 425 bps (4)	Sep. 2046	Sep. 2016	2,426	6,009	6,977

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	March 31, 2016	December 31, 2015
Advance Receivables Backed Notes - Series 2014-VF3, Class D	1ML + 575 bps (4)	Sep. 2046	Sep. 2016	6,404	15,852	18,427
Advance Receivables Backed Notes - Series 2014-VF4, Class A	1ML + 235 bps (4)	Sep. 2046	Sep. 2016	47,741	113,944	132,651
Advance Receivables Backed Notes - Series 2014-VF4, Class B	1ML + 300 bps (4)	Sep. 2046	Sep. 2016	2,172	5,452	6,330
Advance Receivables Backed Notes - Series 2014-VF4, Class C	1ML + 425 bps (4)	Sep. 2046	Sep. 2016	2,426	6,009	6,977
Advance Receivables Backed Notes - Series 2014-VF4, Class D	1ML + 575 bps (4)	Sep. 2046	Sep. 2016	6,404	15,852	18,427
Advance Receivables Backed Notes - Series 2015-VF5, Class A	1ML + 235 bps (4)	Sep. 2046	Sep. 2016	47,742	113,943	132,652
Advance Receivables Backed Notes - Series 2015-VF5, Class B	1ML + 300 bps (4)	Sep. 2046	Sep. 2016	2,172	5,452	6,330
Advance Receivables Backed Notes - Series 2015-VF5, Class C	1ML + 425 bps (4)	Sep. 2046	Sep. 2016	2,426	6,009	6,977
Advance Receivables Backed Notes - Series 2015-VF5, Class D	1ML + 575 bps (4)	Sep. 2046	Sep. 2016	6,404	15,852	18,427
Advance Receivables Backed Notes - Series 2015-T1, Class A (5)	2.5365%	Sep. 2046	Sep. 2016	—	244,809	244,809
Advance Receivables Backed Notes - Series 2015-T1, Class B (5)	3.0307%	Sep. 2046	Sep. 2016	—	10,930	10,930
Advance Receivables Backed Notes - Series 2015-T1, Class C (5)	3.5240%	Sep. 2046	Sep. 2016	—	12,011	12,011
Advance Receivables Backed Notes - Series 2015-T1, Class D (5)	4.1000%	Sep. 2046	Sep. 2016	—	32,250	32,250
Advance Receivables Backed Notes - Series 2015-T2, Class A (5)	2.5320%	Nov. 2046	Nov. 2016	—	161,973	161,973
Advance Receivables Backed Notes - Series 2015-T2, Class B (5)	3.3720%	Nov. 2046	Nov. 2016	—	7,098	7,098
Advance Receivables Backed Notes - Series 2015-T2, Class C (5)	3.7660%	Nov. 2046	Nov. 2016	—	8,113	8,113
Advance Receivables Backed Notes - Series 2015-T2, Class D (5)	4.2580%	Nov. 2046	Nov. 2016	—	22,816	22,816
Advance Receivables Backed Notes - Series 2015-T3, Class A (5)	3.2110%	Nov. 2047	Nov. 2017	—	310,195	310,195

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	March 31, 2016	December 31, 2015
Advance Receivables Backed Notes - Series 2015-T3, Class B (5)	3.7040%	Nov. 2047	Nov. 2017	—	17,695	17,695
Advance Receivables Backed Notes - Series 2015-T3, Class C (5)	4.1960%	Nov. 2047	Nov. 2017	—	19,262	19,262
Advance Receivables Backed Notes - Series 2015-T3, Class D (5)	4.6870%	Nov. 2047	Nov. 2017	—	52,848	52,848
Total Ocwen Master Advance Receivables Trust (OMART)				176,230	1,323,770	1,393,156
Advance Receivables Backed Notes, Series 2014-VF1, Class A	Cost of Funds + 270 bps	Dec. 2046	Dec. 2016	—	58,221	31,343
Advance Receivables Backed Notes, Series 2014-VF1, Class B	Cost of Funds + 425 bps	Dec. 2046	Dec. 2016	—	6,044	4,157
Advance Receivables Backed Notes, Series 2014-VF1, Class C	Cost of Funds + 470 bps	Dec. 2046	Dec. 2016	—	6,783	4,564
Advance Receivables Backed Notes, Series 2014-VF1, Class D	Cost of Funds + 520 bps	Dec. 2046	Dec. 2016	—	18,952	11,351
Total Ocwen Servicer Advance Receivables Trust III (OSART III) (6)				—	90,000	51,415
Advance Receivables Backed Notes, Series 2015-VF1, Class A	1ML + 212.5 bps	Jun. 2046	Jun. 2016	29,242	100,323	112,882
Advance Receivables Backed Notes, Series 2015-VF1, Class B	1ML + 300 bps	Jun. 2046	Jun. 2016	3,087	10,637	12,268
Advance Receivables Backed Notes, Series 2015-VF1, Class C	1ML + 350 bps	Jun. 2046	Jun. 2016	1,906	5,134	5,951
Advance Receivables Backed Notes, Series 2015-VF1, Class D	1ML + 425 bps	Jun. 2046	Jun. 2016	2,439	7,232	8,377
Total Ocwen Freddie Advance Funding Facility (OFAF) (7)				36,674	123,326	139,478

				$212,904	$1,537,096	$1,584,049

Weighted average interest rate					3.17%	3.15%

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

(2)
Borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At March 31, 2016, none of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged.

(3)	1-Month LIBOR was 0.44% and 0.43% at March 31, 2016 and December 31, 2015, respectively.

(4)	There is a ceiling of 75 bps for 1 ML in determining the interest rate for these variable rate notes.

(5)
Under the terms of the agreement, we must continue to borrow the full amount of the Series 2015-T1, T2 and T3 Notes until the amortization date. If there is insufficient collateral to support the level of borrowing, the excess cash proceeds are not distributed to Ocwen but are held by the trustee, and interest expense continues to be based on the full amount of the term notes.

(6)	On March 31, 2016, the maximum borrowing under the OSART III facility was increased to $90.0 million.

(7)	On March 31, 2016, the combined borrowing capacity of the Series 2015-VF1 Notes was increased to $160.0 million.
Pursuant to our agreements with NRZ, NRZ has assumed the obligation to fund new servicing advances with respect to the Rights to MSRs. We are dependent upon NRZ for financing of the servicing advance obligations for Rights to MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to make pursuant to our agreements with them. As of March 31, 2016, we were the servicer on Rights to MSRs sold to NRZ pertaining to approximately $132.7 billion in UPB and the associated outstanding servicing advances as of such date were approximately $4.9 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance financing obligations, our liquidity, financial condition and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances.
In addition, although we are not an obligor or guarantor under NRZ’s advance financing facilities, we are a party to certain of the facility documents as the servicer of the underlying loans on which advances are being financed. As the servicer, we make certain representations, warranties and covenants, including representations and warranties in connection with our sale of advances to NRZ.
Financing Liabilities
Financing liabilities are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	March 31, 2016	December 31, 2015
Servicing:
Financing liability – MSRs pledged	MSRs	(1)	(1)	$523,503	$541,704
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (2)	MSRs	(2)	Feb. 2028	93,217	96,546
Financing liability – Advances pledged (3)	Advances on loans	(3)	(3)	54,826	59,643
				671,546	697,893

Lending:
HMBS-related borrowings (4)	Loans held for investment	1ML + 248 bps	(4)	2,648,100	2,391,362

				$3,319,646	$3,089,255

(1)
This financing liability arose in connection with the NRZ/HLSS Transactions and has no contractual maturity or repayment schedule. The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows underlying the related MSRs.

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

(3)	Certain sales of advances in 2014 did not qualify for sales accounting treatment and were accounted for as a financing.

(4)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.
Other Secured Borrowings
Other secured borrowings are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	Available Borrowing Capacity	March 31, 2016	December 31, 2015
Servicing:
SSTL (1)	(1)	1-Month Euro-dollar rate + 425 bps with a Eurodollar floor of 125 bps (1)	Feb. 2018	$—	$379,895	$398,454
Repurchase agreement (2)	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Sep. 2016	15,549	34,451	42,973
				15,549	414,346	441,427

Lending:
Master repurchase agreement (3)	LHFS	1ML + 200 bps	Aug. 2016	70,238	129,762	156,226
Participation agreement (4)	LHFS	N/A	Apr. 2016 (4)	—	28,824	49,897
Participation agreement (5)	LHFS	N/A	Apr. 2016 (5)	—	115,107	73,049
Mortgage warehouse agreement (6)	LHFS (reverse mortgages)	1ML + 275 bps; floor of 350 bps	May 2016	—	—	63,175
Master repurchase agreement (7)	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 25 bps	Jan. 2017	48,742	51,258	—
				118,980	324,951	342,347

				134,529	739,297	783,774
Unamortized debt issuance costs - SSTL				—	(19,321)	(20,012)
Discount - SSTL				—	(1,146)	(1,351)
				$134,529	$718,830	$762,411

Weighted average interest rate					4.46%	4.38%

(1)
The borrowings are secured by a first priority security interest in substantially all of the assets of Ocwen. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate (the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR)), plus a margin of 3.25% and subject to a base rate floor of 2.25% or (b) the one month Eurodollar rate, plus a margin of 4.25% and subject to a one month Eurodollar floor of 1.25%. To date we have elected option (b) to determine the interest rate.

We entered into Amendment No. 5 to Senior Secured Term Loan Facility Agreement (the Amendment) effective as of March 28, 2016. The Amendment, among other things:

•	permanently removes the consolidated total debt to consolidated tangible net worth ratio, corporate leverage ratio and interest coverage ratio financial covenants;

•	maintains the loan-to-value ratio covenant at its current 40% level throughout the remaining term of the SSTL;

•
limits the repurchase of Ocwen’s common stock or options to an amount not to exceed the sum of (i) $20 million plus (ii) an amount equal to (x) $20 million times (y) the aggregate amount of prepayments on the SSTL made after March 28, 2016 divided by $50 million;

•
limits the repurchase of Ocwen’s 6.625% Senior Notes (the Senior Unsecured Notes) due 2019 to an amount not to exceed the sum of (i) $30 million plus (ii) an amount equal to (x) $30 million times (y) the aggregate amount of prepayments on the SSTL made after March 28, 2016 divided by $50 million;

•	requires that we make a prepayment on the SSTL in an amount equal to $6.3 million (for a total of $19.0 million) on each of May 31, 2016, July 29, 2016 and September 30, 2016; and

•	provides for a fee payable to the consenting lenders equal to 1.0% of the aggregate amount of such consenting lenders’ SSTL loans outstanding.

(2)
The maximum borrowing under this facility is limited to the lesser of $100.0 million or $550.0 million less the lender’s current lending to Ocwen under advance funding facilities. Fifty percent of the maximum borrowing is available on a committed basis and fifty percent is available at the discretion of the lender.

(3)	Under this repurchase agreement, the lender provides financing on a committed basis for $200.0 million.

(4)
Under this participation agreement, the lender provides financing for $100.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. On April 11, 2016, we negotiated an extension of this agreement to May 15, 2016 and reduced the maximum borrowing to $75.0 million.

(5)
Under this participation agreement, the lender provides financing for $150.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. On April 11, 2016, we negotiated an extension of this agreement to May 15, 2016 and increased the maximum borrowing to $175.0 million.

(6)	Borrowing capacity of $100.0 million under this facility is available at the discretion of the lender.

(7)	We entered into this agreement on January 5, 2016. The lender provides financing on a committed basis for $100.0 million.
Senior Unsecured Notes
On May 12, 2014, Ocwen completed the issuance and sale of $350.0 million of its Senior Unsecured Notes in a private offering. The Senior Unsecured Notes are general senior unsecured obligations of Ocwen and will mature on May 15, 2019. Interest is payable semi-annually on May 15th and November 15th. The Senior Unsecured Notes are not guaranteed by any of Ocwen’s subsidiaries.
In connection with our issuance of the Senior Unsecured Notes, we incurred certain costs that we capitalized and are amortizing over the period from the date of issuance to May 15, 2019. The balances of Senior Unsecured Notes as reported on our Unaudited Consolidated Balance Sheets are net of unamortized debt issuance costs of $4.2 million and $4.5 million at March 31, 2016 and December 31, 2015, respectively.
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
As a result of the Amendment of our SSTL in March 2016, the interest coverage ratio, corporate leverage ratio and consolidated total debt to consolidated tangible net worth financial covenants have been removed.
As of March 31, 2016, the most restrictive consolidated tangible net worth requirements were for a minimum of $1.1 billion at OLS under our match funded debt agreements and a repurchase agreement (Servicing) and $600.0 million at Ocwen under a master repurchase agreement (Lending).

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
Note 12 – Other Liabilities
Other liabilities were comprised of the following at the dates indicated:

	March 31, 2016	December 31, 2015
Contingent loan repurchase liability (1)	$316,002	$346,984
Accrued expenses	178,046	188,856
Liability for uncertain tax positions	48,328	44,751
Liability for indemnification obligations	32,329	36,615
Payable to loan servicing and subservicing investors	26,290	15,941
Checks held for escheat	15,131	14,301
Accrued interest payable	9,496	3,667
Derivatives, at fair value	5,291	—
Other	116,310	93,329
	$747,223	$744,444

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

The following table summarizes the changes in the notional balances of our holdings of derivatives during the three months ended March 31, 2016:

	IRLCs	Forward MBS Trades	Interest Rate Caps
Beginning notional balance	$278,317	$632,720	$2,110,000
Additions	1,460,093	1,100,531	25,000
Amortization	—	—	(400,000)
Maturities	(1,017,006)	(392,398)	—
Terminations	(241,099)	(514,460)	(50,000)
Ending notional balance	$480,305	$826,393	$1,685,000

Fair value of derivative assets (liabilities) at:
March 31, 2016	$13,545	$(5,291)	$570
December 31, 2015	$6,080	$295	$2,042

Maturity	Apr. 2016 - Jun. 2016	June 2016	Nov. 2016 - Dec. 2017
As loans are originated and sold or as loan commitments expire, our forward MBS trade positions mature and are replaced by new positions based upon new loan originations and commitments and expected time to sell.
Foreign Currency Exchange Rate Risk Management
Our operations in India and the Philippines expose us to foreign currency exchange rate risk, but we currently consider this risk to be insignificant.
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

The following summarizes our open derivative positions at March 31, 2016 and the gains (losses) on all derivatives used in each of the identified hedging programs for the period then ended. None of the derivatives was designated as a hedge for accounting purposes at March 31, 2016:

Purpose	Expiration Date	Notional Amount	Fair Value (1)	Gains / (Losses)	Consolidated Statements of Operations Caption
Interest rate risk of borrowings
Interest rate caps (2)	Nov. 2016 - Dec. 2017	$1,685,000	$570	$(1,391)	Other, net
Interest rate risk of mortgage loans held for sale and of IRLCs
Forward MBS trades	June 2016	826,393	(5,291)	(13,202)	Gain on loans held for sale, net
IRLCs	Apr. 2016 - Jun. 2016	480,305	13,545	7,465	Gain on loans held for sale, net
Total derivatives			$8,824	$(7,128)

(1)	Derivatives are reported at fair value in Other assets or in Other liabilities on our Unaudited Consolidated Balance Sheets.

(2)	To hedge the effect of changes in 1ML on advance funding facilities.
Included in Accumulated other comprehensive loss (AOCL) at March 31, 2016 and 2015, respectively, were $1.6 million and $8.3 million of deferred unrealized losses, before taxes of $0.1 million and $0.5 million, respectively, on interest rate swaps that we designated as cash flow hedges. Changes in AOCL during the three months ended March 31 were as follows:

	2016	2015
Beginning balance	$1,763	$8,413

Losses on terminated hedging relationships amortized to earnings	(105)	(443)
Decrease in deferred taxes on accumulated losses on cash flow hedges	—	25
Decrease in accumulated losses on cash flow hedges, net of taxes	(105)	(418)

Ending balance	$1,658	$7,995
As of March 31, 2016, amortization of accumulated losses on cash flow hedges from AOCL to Other income (expense), net is projected to be $0.3 million during the next twelve months. To the extent we sell the MSRs to which the accumulated losses on cash flow hedges applied, a proportionate amount of the remaining unamortized accumulated losses associated with the MSRs sold is recognized in earnings at that time.
Other income (expense), net, includes the following related to derivative financial instruments for the three months ended March 31:

	2016	2015
Losses on economic hedges	$(1,391)	$(710)
Write-off of losses in AOCL for a discontinued hedge relationship	(105)	(443)
	$(1,496)	$(1,153)

Note 14 – Interest Expense
The following table presents the components of interest expense for the three months ended March 31:

	2016	2015
Financing liabilities (1) (2)	$67,707	$73,824
Match funded liabilities	18,174	14,280
Other secured borrowings	12,713	22,916
6.625% Senior unsecured notes	6,208	6,129
Other	1,287	2,247
	$106,089	$119,396

(1)	Includes interest expense related to financing liabilities recorded in connection with the NRZ/HLSS Transactions as indicated in the table below.

	2016	2015
Servicing fees collected on behalf of NRZ/HLSS	$162,129	$180,297
Less: Subservicing fee retained by Ocwen	84,370	91,214
Net servicing fees remitted to NRZ/HLSS	77,759	89,083
Less: Reduction in financing liability	18,201	17,723
Interest expense on NRZ/HLSS financing liability	$59,558	$71,360
The reduction in the financing liability does not include reimbursements to NRZ/HLSS for the loss of servicing revenues when we were terminated as servicer and where the related Rights to MSRs had been sold to HLSS.

(2)
Includes $6.2 million of fees incurred during the three months ended March 31, 2016 in connection with our agreement to compensate NRZ/HLSS for certain increased costs associated with its servicing advance financing facilities that are the direct result of a downgrade of our S&P servicer rating.

Interest expense that we expect to be paid on the HMBS-related borrowings is included with net fair value gains in Other revenues.

Note 15 – Basic and Diluted Earnings per Share
Basic earnings per share excludes common stock equivalents and is calculated by dividing net income attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted earnings per share by dividing net income attributable to Ocwen by the weighted average number of common shares outstanding, including the potential dilutive common shares related to outstanding stock options and restricted stock awards. The following is a reconciliation of the calculation of basic earnings per share to diluted earnings per share for the three months ended March 31:

	2016	2015
Basic earnings per share:
Net income (loss) attributable to Ocwen common stockholders	$(111,331)	$34,355

Weighted average shares of common stock	124,093,339	125,272,228

Basic earnings (loss) per share	$(0.90)	$0.27

Diluted earnings (loss) per share (1):
Net income (loss) attributable to Ocwen common stockholders	$(111,331)	$34,355

Weighted average shares of common stock	124,093,339	125,272,228
Effect of dilutive elements (1):
Stock options	—	1,725,280
Common stock awards	—	2,154
Dilutive weighted average shares of common stock	124,093,339	126,999,662

Diluted earnings (loss) per share	$(0.90)	$0.27

Stock options and common stock awards excluded from the computation of diluted earnings per share:
Anti-dilutive (2)	6,985,914	2,010,902
Market-based (3)	2,080,938	851,263

(1)
For the three months ended March 31, 2016, we have excluded the effect of stock options and common stock awards from the computation of diluted earnings per share because of the anti-dilutive effect of our reported net loss.

(2)	These stock options were anti-dilutive because their exercise price was greater than the average market price of our stock.

(3)	Shares that are issuable upon the achievement of certain performance criteria related to Ocwen’s stock price.
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
Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
Three months ended March 31, 2016
Revenue (1)	$307,427	$23,285	$45	$—	$330,757

Expenses (1) (2)	276,896	21,799	29,962	—	328,657

Other income (expense):
Interest income	(147)	3,611	726	—	4,190
Interest expense	(96,474)	(3,448)	(6,167)	—	(106,089)
Gain on sale of mortgage servicing rights, net	1,175	—	—	—	1,175
Other (1)	(3,343)	351	(509)	—	(3,501)
Other income (expense), net	(98,789)	514	(5,950)	—	(104,225)

Income (loss) before income taxes	$(68,258)	$2,000	$(35,867)	$—	$(102,125)

Three months ended March 31, 2015
Revenue (1)	$471,125	$37,746	$1,608	$(35)	$510,444

Expenses (1) (2)	337,911	23,785	16,697	(35)	378,358

Other income (expense):
Interest income	1,371	3,596	608	—	5,575
Interest expense	(110,629)	(2,639)	(6,128)	—	(119,396)
Gain on sale of mortgage servicing rights, net	26,406	—	—	—	26,406
Other (1)	(3,640)	1,065	733	—	(1,842)
Other income (expense), net	(86,492)	2,022	(4,787)	—	(89,257)

Income (loss) before income taxes	$46,722	$15,983	$(19,876)	$—	$42,829

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
March 31, 2016	$3,807,685	$3,116,531	$482,894	$—	$7,407,110

December 31, 2015	$4,089,064	$2,811,154	$480,090	$—	$7,380,308

March 31, 2015	$5,706,301	$2,165,742	$481,919	$—	$8,353,962

(1)	Intersegment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered.

(2)	Depreciation and amortization expense are as follows:

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
For the three months ended March 31, 2016
Depreciation expense	$1,135	$72	$3,832	$5,039
Amortization of mortgage servicing rights	12,725	81	—	12,806
Amortization of debt discount	206	—	—	206
Amortization of debt issuance costs	2,933	—	344	3,277

For the three months ended March 31, 2015
Depreciation expense	$529	$104	$3,711	$4,344
Amortization of mortgage servicing rights	38,405	89	—	38,494
Amortization of debt discount	356	—	—	356
Amortization of debt issuance costs	3,423	—	332	3,755
Note 17 – Regulatory Requirements
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the Consumer Financial Protection Bureau (CFPB), the Department of Housing and Urban Development (HUD), the SEC and various state agencies that license, audit and conduct examinations of our loan servicing, origination and collection activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing monitoring or reporting. From time to time, we also receive requests from federal, state and local agencies for records, documents and information relating to the policies, procedures and practices of our loan servicing, origination and collection activities. The GSEs and their conservator, the Federal Housing Finance Authority (FHFA), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
In the current regulatory environment, we have faced and expect to continue to face increased regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of the changing environment in which we operate. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to any of the following (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or (viii) inability to execute on our business strategy.
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
The CFPB directly affects the regulation of residential mortgage servicing in a number of ways. First, the CFPB has rule making authority with respect to many of the federal consumer protection laws applicable to mortgage servicers, including TILA and RESPA, as reflected in the new rules for servicing and origination that went into effect in 2014. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans. Accordingly, we are subject to supervision, examination and enforcement by the CFPB. Ocwen is currently in receipt of several Civil Investigative Demands or investigative subpoenas from the CFPB seeking information about our servicing practices. If the CFPB were to bring an enforcement action against us, the resolutions of such action could have a material adverse impact on our business, reputation, financial condition and results of operations.
We expect to continue to invest significantly in our operational platform and risk and compliance management systems in order to comply with these laws and regulations. Furthermore, there may be additional federal or state laws enacted that place additional obligations on servicers and originators of residential mortgage loans.
Our OLS, Homeward and Liberty subsidiaries are licensed to originate and/or service forward and reverse mortgage loans in the jurisdictions in which they operate. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which in some cases include the requirement to provide audited financial statements as well as other financial and non-financial requirements. Our licensed entities are also subject to minimum net worth requirements in connection with these licenses. These minimum net worth requirements are unique to each state and type of license. Failure to meet these minimum net worth requirements or to satisfy any of the other requirements to which our licensed subsidiaries are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or ultimately a revocation of a license, any of which could have an adverse impact on our results of operations and financial condition. The most restrictive of these net worth requirements is based on the outstanding UPB of the owned and subserviced portfolio of OLS and was $513.1 million at March 31, 2016. We believe our licensed subsidiaries are currently in compliance with all of their capital requirements.
OLS, Homeward and Liberty are also parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at March 31, 2016. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on our business.
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

Note 18 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $986.5 million at March 31, 2016. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $471.2 million and $9.2 million in connection with our forward and reverse mortgage loan interest rate lock commitments, respectively, outstanding at March 31, 2016.
Long Term Contracts
Our business is currently dependent on many of the services and products provided by Altisource Portfolio Solutions, S.A. (Altisource) under long-term agreements, many of which include renewal provisions. Our servicing platform runs on an information technology system that we license from Altisource. If Altisource were to fail to fulfill its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, or if Altisource were to become unable to fulfill such obligations (for example, because it entered bankruptcy), our business and operations would suffer. In addition, if Altisource fails to develop and maintain its technology so as to provide us with a competitive platform, our business could suffer.
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
We have also entered into Support Services Agreements with Altisource setting forth certain services that Altisource and Ocwen may provide to each other in such areas as human resources, corporate services, Six Sigma, quality assurance, quantitative analytics, treasury, accounting, tax matters and strategic planning. These Support Services Agreements run through October 2017 and September 2018, respectively, with automatic one-year renewals thereafter. During 2014, we began reducing the amount of services provided to us under the Support Services Agreement. Beginning April 1, 2015, the only services that are regularly provided under these Support Services Agreements are corporate services such as vendor procurement for technology and facilities management services. As of January 2016, Altisource no longer provides facility management services to Ocwen. We anticipate that we will cease all corporate services by the end of 2016.
On December 21, 2012, we entered into a 15-year servicing agreement with Altisource Residential, L.P., the operating partnership of Altisource Residential Corporation (Residential), pursuant to which Ocwen will service residential mortgage loans acquired by Residential and provide loan modification, assisted deed-in-lieu, assisted deed-for-lease and other loss mitigation programs.
Note 19 – Contingencies
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our losses can be reasonably estimated, we record an accrual for the losses. Excluding expenses of internal or external legal counsel, we have accrued $39.5 million as of March 31, 2016 for losses relating to threatened and pending litigation pertaining to our mortgage servicing practices that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation pertaining to our mortgage servicing practices that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at March 31, 2016.
Following our announcement in August 2014 that we intended to restate our financial statements for the fiscal year ended December 31, 2013 and the quarter ended March 31, 2014, and amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, putative securities fraud class action lawsuits were filed against Ocwen and certain of its officers and directors regarding such restatements and amendments. Those lawsuits have been consolidated and are pending in federal court in Florida. After Ocwen signed a Consent Order with the NYDFS in December 2014, the consolidated securities fraud class action complaint was amended to include allegations relating to that Consent Order and other matters. In January 2015, Ocwen was named as a defendant in a separate consolidated securities fraud class action that has been brought on behalf of a putative class of shareholders of Altisource Portfolio Solutions, S.A. (Altisource). In September 2015, the presiding federal court dismissed both of the above-referenced consolidated securities fraud class actions. Both of those actions have since been re-filed in federal court. On December 22, 2015, the presiding federal court dismissed the claims against Ocwen with prejudice in the above-referenced matter brought by the putative class of Altisource shareholders. On that same day, the presiding federal court dismissed in part the above-referenced matter brought by the putative class of Ocwen shareholders. In January 2016, Ocwen was named as a defendant in a separate securities action brought on behalf of certain putative shareholders of Ocwen. Additional lawsuits may be filed and, at this time, Ocwen is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential impact they may have on us or our operations. Ocwen and the other defendants intend to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition and results of operations could be adversely affected.
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

The complaints seek damages including (i) an award equal to three times the total HAMP incentive and FHA insurance payments made by the United States on OLS- or Homeward-serviced loans and (ii) statutory penalties of between $5,500 and $11,000 per alleged false claim. Discovery is ongoing, and the parties have each filed motions for summary judgment. Trial in the OLS action is scheduled for June 27, 2016 and trial in the Homeward action is scheduled for November 14, 2016. At this time, we are unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with resolving these lawsuits or any potential impact they may have on us or our operations. OFC, OLS and Homeward intend to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
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
In December 2014, Ocwen reached a settlement with the NY DFS related to this investigation and entered into a consent order (the NY Consent Order) with the NY DFS to reflect such settlement. The settlement contained monetary and non-monetary provisions including the payment of a civil monetary penalty of $100.0 million and restitution in the amount of $50.0 million to certain New York borrowers and the appointment of an independent Operations Monitor. We must pay all reasonable and necessary costs of the Operations Monitor.

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
California Department of Business Oversight
In January 2015, OLS reached an agreement with the California Department of Business Oversight (CA DBO) relating to Ocwen’s failure to produce certain information and documents during a routine licensing examination, which resulted in the CA DBO withdrawing its notice of hearing to suspend OLS’ license in California. OLS and the CA DBO entered into a Consent Order pursuant to the California Residential Mortgage Lending Act (the CA Consent Order) with the CA DBO to reflect such settlement. The CA Consent Order addresses and resolves the examination disputes between the CA DBO and OLS, and does not involve any accusation or admission of wrongdoing with regard to OLS’ servicing practices.
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
In December 2014, OMSO identified two issues involving our compliance with the Ocwen National Mortgage Settlement. The first concerned the adequacy and independence of our IRG, which is responsible for reporting on our compliance with the settlement. The second concerned the letter dating issues discussed above. OMSO’s reports since then have identified the steps we have taken to remediate these issues and acknowledged Ocwen’s cooperation. OMSO has recently reported that Ocwen’s IRG appears to be operating in conformity with the National Mortgage Settlement, and noted that the letter-dating issues are subject to the global CAP discussed above.
We continue to work with OMSO on ongoing testing and CAPs. While, to date, these issues have not resulted in financial or other penalties, if we are found to have breached the Ocwen National Mortgage Settlement, we could become subject to financial penalties or other regulatory action could be taken against us.
Securities and Exchange Commission
In April 2014, we received a letter from the staff of the New York Regional Office of the SEC (the Staff) informing us that it was conducting an investigation relating to Ocwen and making a request for voluntary production of documents and information relating to the April 2014 surrender of certain options to purchase our common stock by Mr. Erbey, our former Executive Chairman. In June 2014, we received a subpoena from the SEC requesting production of various documents relating to our business dealings with Altisource, HLSS, AAMC and Residential and the interests of our directors and executive officers in these companies. Following our announcement in August 2014 that we intended to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, we received an additional subpoena in September 2014 in relation to such amendments. In addition, we received a further subpoena in November 2014 requesting certain documents related to Ocwen’s agreement with Southwest Business Corporation, and related to Mr. Erbey’s approvals for specifically enumerated board actions. We cooperated with the SEC in its investigation.
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
Separately, in February 2015, we received a letter from the Staff informing us that it was conducting an investigation relating to the use of collection agents by mortgage loan servicers. The letter requested that we voluntarily produce documents and information. We believe that the February 2015 letter was also sent to other companies in the industry. On February 11, 2016, we received a letter from the Staff informing us that it was conducting an investigation relating to fees and expenses incurred in connection with liquidated loans and REO properties held in non-agency RMBS trusts. The letter requested that we voluntarily produce documents and information. We are cooperating with the Staff on these matters.
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
The same agencies that issue licenses to us engage in regular supervisory examinations of the licensable activities. We are also subject to supervision by the CFPB at the federal level, and it similarly has the authority to conduct regulatory examinations, in addition to its enforcement and investigatory powers. These examinations are part of our ordinary course business activities, and the mere existence of an examination is not typically indicative of anything unusual or material as to that business. The GSEs (and their conservator, FHFA), HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits. We also receive information requests and other inquiries, both formal and informal in nature, from these agencies as part of their general regulatory or other oversight of our origination and servicing businesses.
We also have regular engagements with not only our state financial regulators, but also the attorneys general in the various states and the CFPB to address individual borrower complaints that they bring to our attention, or to respond to information requests and other inquiries. On occasion, we also engage with U.S. attorneys. Many of these matters are brought to our attention as a complaint that the entity is investigating, although some are formal investigations or proceedings. Ocwen is currently in receipt of several Civil Investigative Demands from the CFPB, one Civil Investigative Demand from the Massachusetts Attorney’s General Office and two subpoenas from the Office of the United States Attorney for the District of Massachusetts seeking information about our servicing practices.
To the extent that an examination, monitorship, audit or other regulatory engagement results in an alleged failure by us to comply with applicable law, regulation or licensing requirement, or if allegations are made that we have failed to comply with the commitments we have made in connection with our regulatory settlements or if other regulatory actions of a similar or different nature are taken in the future against us, this could lead to (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital and (viii) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition and results of operations.
Loan Put-Back and Related Contingencies
We have exposure to origination representation, warranty and indemnification obligations because of our lending, sales and securitization activities and in connection with our servicing practices. At March 31, 2016 and March 31, 2015, we had outstanding representation and warranty repurchase demands of $81.9 million UPB (408 loans) and $134.6 million (696 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and similar indemnification obligations for the three months ended March 31:

	2016	2015
Beginning balance	$36,615	$132,918
Provision for representation and warranty obligations	(840)	(3,975)
New production reserves	152	228
Charge-offs and other (1)	(3,598)	(9,989)
Ending balance	$32,329	$119,182

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at March 31, 2016.
Other
OLS, on its own behalf and on behalf of various investors, has been engaged in a variety of activities to seek payments from mortgage insurers for unpaid claims, including claims where the mortgage insurers paid less than the full claim amount. Ocwen believes that many of the actions by mortgage insurers were in violation of the applicable insurance policies and insurance law. Ocwen is in the process of settlement discussions with certain mortgage insurers. In some cases, Ocwen has entered into tolling agreements, initiated arbitration or litigation, or taken other similar actions. While we expect the ultimate outcome to result in recovery of some unpaid mortgage insurance claims, we cannot quantify the likely amount at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts and unless otherwise indicated)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Form 10-Q, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such uncertainties. You should bear these factors in mind when considering such statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward looking statements, and this may happen again. You should consider all uncertainties and risks discussed or referenced in this report, including those under “Forward-Looking Statements” and Item 1A, Risk Factors, as well as those discussed in our other reports and filings with the SEC, including those in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Current Reports on Form 8-K since such date.
OVERVIEW
We are a financial services company that services and originates loans.
We are a leader in the servicing industry in foreclosure prevention and loss mitigation, which helps families stay in their homes and improves financial outcomes for loan investors. Our leadership in the industry is evidenced by our high cure rate for delinquent loans and above average rate of continuing performance by homeowners whose loans we have modified. Ocwen has provided more loan modifications under the Federal Government’s Home Affordable Modification Program (HAMP) than any other mortgage servicer and 47% more than the next highest servicer, according to data published in the U.S. Treasury’s Making Home Affordable Fourth Quarter 2015 Program Performance Report. Overall, Ocwen completed over 660,000 loan modifications from January 1, 2008 through March 31, 2016, including over 55,000 modifications under Ocwen’s own Shared Appreciation Modification (SAM) program.
We primarily originate, purchase, sell and securitize conventional and government-insured forward mortgage loans and reverse mortgages.
As discussed in further detail under “Operations Summary” and “Segment Results of Operations” below, the key driver of our operating results for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was lower servicing revenue, resulting from a decrease in the total UPB of our residential servicing portfolio from $382.2 billion as of March 31, 2015 to $237.1 billion as of March 31, 2016, driven largely by the execution of our strategy to sell certain of our Agency MSRs and portfolio runoff, that was not accompanied by a corresponding decrease in expenses.
In order to be profitable, we will need to decrease our expenses so that they are more appropriately aligned with our reduced revenue profile. Pursuant to the cost improvement initiative that we announced in 2015, we are focused on reducing our servicing costs in line with our reduced residential servicing portfolio through productivity improvements and other expense reductions. Initiatives include further rationalization of our U.S. based headcount, where we expect further reductions as we shift activities to our lower cost off-shore locations, continuing reductions in servicing advance and receivable charge-offs as we simplify our operations and implement process improvements, reducing our reliance on third-party facilities, technology infrastructure and support services providers and optimizing our purchased services spend. We anticipate that rightsizing our servicing operations will lag the reductions in our servicing portfolio as workforce and servicing operations adjustments require time to implement properly, and we have certain post-sale support obligations in connection with our Agency MSR sales. In addition, we take our commitments to enhancing the borrower experience, strengthening our risk and compliance infrastructure and delivering strong loss mitigation results very seriously and, accordingly, we will continue to make appropriate investments in those important areas at the same time we enhance our cost structure through productivity improvements and other initiatives.
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
With respect to our servicing business, our recent regulatory settlements have significantly limited our ability to grow our servicing portfolio, which naturally decreases over time through portfolio runoff. In order to grow our servicing portfolio through acquisitions, we will need to satisfy the conditions set forth in our consent orders with the NY DFS and CA DBO. At this time, it is not clear that there is a significant market for non-Agency MSR acquisitions, even if we were to be given the requisite approvals from the NY DFS and CA DBO to resume those types of transactions. Nonetheless, we believe our significant investments in our servicing operations, risk and compliance infrastructure over recent years will position us favorably relative to our peers should such transactions become available.
Our business continues to be impacted by our recent regulatory settlements and the current regulatory environment. We have faced, and expect to continue to face, regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess the implications of the regulatory environment in which we operate and to meet the requirements of the current environment. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operation appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Operations Summary
The following table summarizes our consolidated operating results for the three months ended March 31:

	2016	2015	% Change
Revenue:
Servicing and subservicing fees	$297,496	$446,541	(33)%
Gain on loans held for sale, net	15,572	44,504	(65)
Other revenues	17,689	19,399	(9)
Total revenue	330,757	510,444	(35)

Expenses	328,657	378,358	(13)

Other income (expense):
Interest expense	(106,089)	(119,396)	(11)
Gain on sale of mortgage servicing rights, net	1,175	26,406	(96)
Other, net	689	3,733	(82)
Total other expense, net	(104,225)	(89,257)	17

Income (loss) before income taxes	(102,125)	42,829	(338)
Income tax expense	9,076	8,440	8
Net income (loss)	(111,201)	34,389	(423)
Net income attributable to non-controlling interests	(130)	(34)	282
Net income (loss) attributable to Ocwen stockholders	$(111,331)	$34,355	(424)

Segment income (loss) before income taxes:
Servicing	$(68,258)	$46,722	(246)%
Lending	2,000	15,983	(87)
Corporate Items and Other	(35,867)	(19,876)	80
	$(102,125)	$42,829	(338)%

Three Months Ended March 31, 2016 versus 2015
Servicing and subservicing fees for the first quarter of 2016 were $149.0 million or 33% lower than the first quarter of 2015, primarily as a result of executing on our strategy in 2015 to sell certain of our Agency MSRs, portfolio runoff and a decline in modifications. During the first quarter of 2015, we recognized $26.4 million in net gains on the sale of MSRs relating to loans with a UPB of $9.1 billion. For the full year ended December 31, 2015, we sold MSRs relating to loans with a combined UPB of $87.6 billion.

Gain on loans held for sale for the first quarter of 2016 was $28.9 million or 65% lower than the first quarter of 2015. Gains from our lending operations decreased $12.9 million primarily due to a decline in forward lending origination volume, in part due to the sale of our Agency MSRs, and lower margins in both the forward and reverse lending operations. In our servicing business, gains on sales of loans declined by $15.7 million. We recognized a gain of $12.9 million in the first quarter of 2015 in connection with the sale of $42.7 million UPB of loans repurchased in connection with representation and warranty obligations.
Expenses, excluding MSR amortization and valuation adjustments and monitor expenses, were $53.3 million or 19% lower in the first quarter of 2016 as compared to the first quarter of 2015. This decline reflects the progress to date in implementing our cost improvement initiatives. Average headcount in our Servicing business declined by 16%, including a 29% reduction in U.S. based headcount.
MSR amortization and valuation adjustments and monitor expenses increased $3.6 million. MSR amortization and valuation adjustments, including both fair value adjustments and impairment charges, decreased $17.4 million primarily due to the effects of portfolio runoff and MSR sales which were partially offset by an increase in impairment charges related to our government insured MSRs driven by lower mortgage rates. Monitor expenses increased $21.0 million primarily as a result of costs related to the CA Auditor.
Interest expense for the first quarter of 2016 decreased $13.3 million or 11% as compared to the first quarter of 2015 primarily as a result of changes in the value of the NRZ financing liability and lower SSTL borrowings as a result of principal prepayments, including voluntary prepayments and required prepayments from proceeds of sales of MSR during 2015.
We recognized income tax expense of $9.1 million for the three months ended March 31, 2016 primarily as a result of pre-tax earnings in higher tax rate jurisdictions and losses in lower tax rate jurisdictions. In addition, we recognized income tax expense related to uncertain tax positions.

Financial Condition Summary
The following table summarizes our consolidated balance sheets at the dates indicated.

	March 31, 2016	December 31, 2015	% Change
Cash	$280,513	$257,272	9%
Mortgage servicing rights ($732,174 and $761,190 carried at fair value)	1,078,213	1,138,569	(5)
Advances and match funded advances	2,038,245	2,151,066	(5)
Loans held for sale ($321,739 and $309,054 carried at fair value)	408,809	414,046	(1)
Loans held for investment - reverse mortgages, at fair value	2,771,242	2,488,253	11
Other ($22,501 and $14,352 carried at fair value)	830,088	931,102	(11)
Total assets	$7,407,110	$7,380,308	—%

Total assets by Segment:
Servicing	$3,807,685	$4,089,064	(7)%
Lending	3,116,531	2,811,154	11
Corporate Items and Other	482,894	480,090	1
	$7,407,110	$7,380,308	—%

Match funded liabilities	$1,537,096	$1,584,049	(3)%
Financing liabilities ($3,171,602 and $2,933,066 carried at fair value)	3,319,646	3,089,255	7
Other secured borrowings	718,830	762,411	(6)
Senior unsecured notes	345,847	345,511	—
Other liabilities	747,223	744,444	—
Total liabilities	6,668,642	6,525,670	2%

Total Ocwen stockholders’ equity	736,401	851,562	(14)%
Non-controlling interest in subsidiaries	2,067	3,076	(33)
Total equity	738,468	854,638	(14)
Total liabilities and equity	$7,407,110	$7,380,308	—%

Total liabilities by Segment:
Servicing	$3,158,402	$3,417,727	(8)%
Lending	2,995,639	2,751,667	9
Corporate Items and Other	514,601	356,276	44
	$6,668,642	$6,525,670	2%
Changes in the composition and balance of our assets and liabilities during the three months ended March 31, 2016 are primarily attributable to Loans held for investment and Financing liabilities which increased as a result of our reverse mortgage securitizations accounted for as secured financings.
SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing, Lending, and a Corporate Items and Other segment.

Servicing
Our Servicing business is primarily comprised of our core residential mortgage servicing business and currently accounts for the majority of our total revenues. Our servicing clients include some of the largest financial institutions in the U.S., including Fannie Mae, Freddie Mac and Ginnie Mae, and non-Agency residential mortgage-backed securities (RMBS) trusts.

Servicing involves the collection and remittance of principal and interest payments received from borrowers, the administration of mortgage escrow accounts, the collection of insurance claims, the management of loans that are delinquent or in foreclosure or bankruptcy, which includes making servicing advances, evaluating loans for modification and other loss mitigation activities and, if necessary, foreclosure referrals and the sale of the underlying property following foreclosure (real estate owned or REO) on behalf of investors or other servicers. Master servicing involves primary servicing oversight, the collection of payments from servicers and the distribution of funds to investors in mortgage and asset-backed securities (or to their respective trustee or administrator) and, in some cases, making servicing advances. We earn contractual monthly servicing fees (which are typically calculated as a percentage of UPB) as well as other ancillary fees in connection with our servicing activities.
We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. The owners of MSRs may choose to hire Ocwen as a subservicer or special servicer instead of servicing the MSRs themselves for a variety of reasons, including not having a servicing platform or not having the necessary capacity or expertise to service some or all of their MSRs. In a subservicing context, where Ocwen does not own the MSRs, we may be engaged to perform all of the servicing functions previously described or it could be a limited engagement (e.g., subservicing only non-defaulted mortgage loans). As a subservicer, we may be obligated to make servicing advances, though most subservicing agreements provide for more rapid reimbursement of any advances from the owner of the servicing rights than if we were the servicer. Special servicing engagements typically involve portfolios of delinquent or defaulted mortgage loans, which require more specialized work than better-performing mortgage loans and may involve one or more loss mitigation strategies or taking properties through the foreclosure process. We typically earn subservicing and special servicing fees either as a percentage of UPB or on a per loan basis.
Servicing advances are amounts that we, as servicer, are required to advance to or on behalf of our servicing clients if we do not receive such amounts from borrowers. These amounts include principal and interest payments, property taxes and insurance premiums and amounts to maintain, repair and market real estate properties on behalf of our servicing clients. Most of our advances have the highest reimbursement priority and are “top of the waterfall” so that we are entitled to repayment from respective loan or REO liquidation proceeds before most other claims on these proceeds, and in the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool level proceeds. The costs incurred in meeting these obligations consist principally of the interest expense incurred in financing the servicing advances and the costs of arranging such financing.
Reducing delinquencies is important to our business because it enables us to recover advances and recognize additional ancillary income, such as late fees, which we do not recognize on delinquent loans until they are brought current. Performing loans also require less work and are thus generally less costly to service. While increasing borrower participation in loan modification programs is a critical component of our ability to reduce delinquencies, assisting those borrowers in remaining current is also an important factor.
We recognize servicing fees as revenue when the fees are earned, which is generally when the borrower makes a payment or when a delinquent loan is resolved through modification, repayment plan, payoff or, if there are no allowable solutions that would permit the borrower to stay in their home, through the sale of the underlying mortgaged property following foreclosure. Therefore, our revenue recognition is generally a function of UPB, the number of payments received and delinquent or defaulted loans that resolve.
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

The following table summarizes our key ratings by these rating agencies:

	Moody’s	Morningstar	S&P	Fitch
Residential Prime Servicer	SQ3-	MOR RS3	Below Average	RPS3-
Residential Subprime Servicer	SQ3-	MOR RS3	Below Average	RPS3-
Residential Special Servicer	SQ3-	MOR RS3	Below Average	RSS3-
Residential Second/Subordinate Lien Servicer	SQ3-	—	Below Average	RPS3-
Residential Home Equity Servicer	—	—	—	RPS3-
Residential Alt A Servicer	—	—	—	RPS3-
Master Servicing	SQ3	—	Below Average	RMS3-
Ratings Outlook	(1)	Negative	Stable	Stable

Date of last action	September 8, 2015	February 6, 2015	September 29, 2015	February 9, 2016

(1)	Removed from review for downgrade in June 2015.
In addition to servicer ratings, each of the rating agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to a mortgage servicer’s rating status. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised.”
Failure to maintain minimum servicer ratings could adversely affect our ability to sell or fund servicing advances going forward, could affect the terms or availability of debt financing facilities that we may seek in the future, and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac.

The following table presents selected results of operations of our Servicing segment for the three months ended March 31. The amounts presented are before the elimination of balances and transactions with our other segments:

	2016	2015	% Change
Revenue
Servicing and subservicing fees:
Residential	$295,858	$443,903	(33)%
Commercial	1,783	2,571	(31)
	297,641	446,474	(33)
Gain (loss) on loans held for sale, net	(853)	14,878	(106)
Other revenues	10,639	9,773	9
Total revenue	307,427	471,125	(35)

Expenses
Compensation and benefits	47,168	61,526	(23)
Amortization of mortgage servicing rights	12,725	38,405	(67)
Servicing and origination	92,974	99,567	(7)
Technology and communications	15,336	23,844	(36)
Professional services	33,392	28,643	17
Occupancy and equipment	20,178	18,939	7
Other	55,123	66,987	(18)
Total expenses	276,896	337,911	(18)

Other income (expense)
Interest income	(147)	1,371	(111)
Interest expense	(96,474)	(110,629)	(13)
Gain on sale of mortgage servicing rights, net	1,175	26,406	(96)
Other, net	(3,343)	(3,640)	(8)
Total other expense, net	(98,789)	(86,492)	14

Income (loss) before income taxes	$(68,258)	$46,722	(246)%

The following tables provide selected operating statistics at or for the three months ended March 31:

	2016	2015	% Change
Residential Assets Serviced
Unpaid principal balance (UPB):
Performing loans (1)	$206,279,041	$334,299,912	(38)%
Non-performing loans	25,600,505	41,034,550	(38)
Non-performing real estate	5,201,490	6,879,540	(24)
Total (2)	$237,081,036	$382,214,002	(38)%

Conventional loans (3)	$72,791,181	$182,671,729	(60)%
Government-insured loans	24,944,465	37,111,359	(33)
Non-Agency loans	139,345,390	162,430,914	(14)
Total	$237,081,036	$382,214,002	(38)%

Percent of total UPB:
Servicing portfolio	94%	88%	7%
Subservicing portfolio	6%	12%	(50)
Non-performing assets	13%	13%	—%

Count:
Performing loans (1)	1,397,702	2,151,658	(35)%
Non-performing loans	126,165	202,813	(38)
Non-performing real estate	27,100	36,303	(25)
Total (2)	1,550,967	2,390,774	(35)%

Conventional loans (3)	413,455	1,044,149	(60)%
Government-insured loans	181,030	253,818	(29)
Non-Agency loans	956,482	1,092,807	(12)
Total	1,550,967	2,390,774	(35)%

Percent of total count:
Servicing portfolio	95%	89%	7%
Subservicing portfolio	5%	11%	(55)%
Non-performing assets	10%	10%	—%

	2016	2015	% Change
Residential Assets Serviced
Average UPB:
Servicing portfolio	$227,010,430	$354,022,804	(36)%
Subservicing portfolio	16,987,840	38,294,670	(56)
Total	$243,998,270	$392,317,474	(38)%

Prepayment speed (average CPR)	13%	13%	—%
% Voluntary	77%	81%	(5)
% Involuntary	23%	19%	21
% CPR due to principal modification	2%	2%	—

	2016	2015	% Change

Average count:
Servicing portfolio	1,491,119	2,223,916	(33)%
Subservicing portfolio	97,711	228,076	(57)
	1,588,830	2,451,992	(35)%

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$237,599	$330,449	(28)%
Subservicing	7,239	18,341	(61)
	244,838	348,790	(30)
HAMP fees	22,622	35,176	(36)
Late charges	18,525	24,015	(23)
Loan collection fees	7,119	9,551	(25)
Other	2,754	26,371	(90)
	$295,858	$443,903	(33)%

Number of Completed Modifications
HAMP	7,699	11,952	(36)%
Non-HAMP	8,905	13,058	(32)
Total	16,604	25,010	(34)%

Financing Costs
Average balance of advances and match funded advances	$2,103,995	$3,159,226	(33)%
Average borrowings
Match funded liabilities	1,570,931	1,981,016	(21)
Financing liabilities	685,364	808,039	(15)
Other secured borrowings	422,829	1,322,051	(68)
Interest expense on borrowings
Match funded liabilities	18,174	14,280	27
Financing liabilities	67,707	73,886	(8)
Other secured borrowings	9,333	20,277	(54)
Effective average interest rate (4)
Match funded liabilities	4.63%	2.88%	61
Financing liabilities (5)	39.56%	36.58%	8
Other secured borrowings	8.76%	6.14%	43
Facility costs included in interest expense	$8,675	$6,214	40
Discount amortization included in interest expense	206	356	(42)
Average 1-month LIBOR	0.43%	0.17%	153

	2016	2015	% Change
Average Employment
India and other	6,167	6,972	(12)%
U. S.	1,540	2,174	(29)
Total	7,707	9,146	(16)

Collections on loans serviced for others	$9,653,475	$18,563,992	(48)%

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Includes 629,566 and 702,948 subprime loans with a UPB of $101.8 billion and $117.1 billion at March 31, 2016 and March 31, 2015, respectively.

(3)	Includes 191,455 and 228,799 prime loans with a UPB of $36.9 billion and $46.6 billion at March 31, 2016 and March 31, 2015, respectively, that we service or subservice.

(4)	The effective average interest rates include the amortization of facility costs.

(5)
The effective average interest rate on the financing liability that we recognized in connection with the sales of Rights to MSRs to NRZ is 49.31% and 46.95% for the three months ended March 31, 2016 and 2015, respectively. Interest expense on financing liabilities for the three months ended March 31, 2016 includes $6.2 million of fees incurred in connection with our agreement to compensate NRZ for certain increased costs associated with its servicing advance financing facilities that are the direct result of a downgrade of our S&P servicer rating.

The following table provides information regarding the changes in our portfolio of residential assets serviced:

	Amount of UPB		Count
	2016	2015	2016	2015
Portfolio at January 1	$250,966,112	$398,727,727	1,624,762	2,486,038
Additions	1,531,715	2,246,103	7,969	10,864
Sales (1)	(34,643)	—	(126)	—
Servicing transfers	(6,745,819)	(3,267,861)	(34,506)	(27,980)
Runoff	(8,636,329)	(15,491,967)	(47,132)	(78,148)
Portfolio at March 31	$237,081,036	$382,214,002	1,550,967	2,390,774

(1)
On March 31, 2015, we completed the sale of Agency MSRs on a portfolio consisting of 76,000 loans with a UPB of $9.1 billion. We continued to subservice these loans until the servicing transfer was completed on April 16, 2015. See Note 4 — Sales of Advances and MSRs and Note 8 – Mortgage Servicing to the Unaudited Consolidated Financial Statements.

Three Months Ended March 31, 2016 versus 2015
The key driver of our servicing segment operating results, as compared to the first quarter of 2015, was a $163.7 million decrease in total Servicing revenue, resulting from a 38% decline in the average UPB and a 35% decline in the average number of assets in our residential servicing and subservicing portfolio due to MSR sales and portfolio runoff that was not accompanied by an equally significant decline in operating expenses. In order to return to profitability, we will need to decrease our expenses to a level more appropriately aligned with our reduced revenue profile.
Revenue associated with delinquent loan resolution strategies declined in line with the 34% decline in completed modifications. The portion of modifications completed under HAMP as a percentage of total modifications decreased to 46% for the first quarter of 2016 as compared to 48% in the first quarter of 2015. The HAMP program expires on December 31, 2016, with borrowers who have requested assistance or to whom an offer of assistance has been extended as of that date having until September 30, 2017 to finalize their modification. We recognized revenue of $42.0 million and $64.4 million during the first quarter of 2016 and 2015, respectively, in connection with loan modifications.
We estimate the balance of deferred servicing fees related to delinquent borrower payments was $442.2 million at March 31, 2016 compared to $511.4 million at March 31, 2015. We are contractually obligated to remit to NRZ all deferred servicing fees collected in connection with MSRs underlying Rights to MSRs. However, in addition to base servicing fees, we are entitled to performance fees that increase to the extent we collect deferred servicing fees. As such, the majority of the deferred servicing fees collected are recognized by us as additional revenue without a corresponding increase in interest expense related to the NRZ financing liability.
We recognized a gain on loans held for sale in the first quarter of 2015 of $12.9 million in connection with the sale of $42.7 million UPB of loans repurchased under representation and warranty obligations.
Expenses, excluding MSR amortization and valuation adjustments, decreased by $43.6 million, or 18%. This decline reflects the progress to date in implementing our cost improvement initiatives. A 29% reduction in average U.S. based headcount and the migration of certain operations offshore, where we believe we realize cost efficiencies while maintaining operational effectiveness, enabled reductions in compensation and benefits of $14.4 million and servicing-related outsourcing expenses of $1.2 million. We continue to review the efficiency of our servicing operations to take advantage of additional cost improvement strategies aimed at restoring the Servicing business to profitability and improving the borrower experience. Excluding MSR valuation adjustments, we were able to reduce Servicing and origination expense by $14.9 million in the first quarter of 2016 through the execution of process improvements and simplification of our operations in connection with the sale of Agency MSRs. Costs charged through corporate overhead allocations declined $14.6 million (excluding a $7.4 million increase in technology allocations that was offset by the $8.5 million decline in Technology and communication costs). Corporate overhead allocations in the first quarter of 2015 reflected investments made to expand our risk and compliance functions. Professional services increased by $4.7 million compared to the first quarter of 2015 due primarily to the costs of defending ourselves in proceedings alleging violations of federal, state and local laws and regulations governing our servicing activities, including proceedings relating to our lender placed insurance arrangements and proceedings brought under the False Claims Act by private citizens.
MSR amortization and valuation adjustments, including both fair value adjustments and impairment charges, decreased $17.4 million due to the effects of portfolio runoff and MSR sales offset by an increase in impairment charges related to our government insured MSRs driven by lower mortgage rates. Declining interest rates typically result in increased prepayment activity for MSRs, which generally reduces the value of our MSRs as the underlying loans prepay faster. The fair value of our government-insured MSRs fell below their carrying value by $30.0 million as of March 31, 2016, resulting in the recognition of an impairment charge in the first quarter of 2016. In the first quarter of 2015, we recognized an impairment charge of $17.8 million on our government-insured MSRs.
Interest expense declined by $14.2 million, or 13%, in the first quarter of 2016 compared to the first quarter of 2015 due principally to an $11.8 million decrease in interest on the NRZ financing liabilities (net of an increase of $6.2 million due to additional payments to NRZ in connection with downgrades to our S&P servicer rating). In addition, interest expense on the SSTL decreased $11.2 million as a result of prepayments totaling $18.6 million during the three months ended March 31, 2016 and $865.8 million during the year ended December 31, 2015. The effect of the decreases in average borrowings on interest expense was partially offset by an increase in 1-Month LIBOR, an increase in the margins on the interest rate indexes of our borrowings, higher rates on the match funded term notes as compared to the adjustable rates on the variable funding notes and an increase in facility costs included in interest expense.
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
During the first quarter of 2016, we recognized net gains of $1.2 million in Other income on the sale of non-Agency MSRs relating to loans with a UPB of $34.5 million. Other income for the first quarter of 2015 includes net gains of $26.4 million recognized on the sale of Agency MSRs relating to loans with a UPB of $9.1 billion.
Lending
We originate and purchase conventional (conforming to the underwriting standards of the GSEs, collectively Agency loans) and government-insured (insured by the FHA or VA) forward mortgage loans through our forward lending operations. Loans are acquired through three primary channels: correspondent lender relationships, broker relationships (wholesale) and directly with mortgage customers (retail). Per-loan margins vary by channel, with correspondent typically being the lowest margin and retail the highest margin. After origination, we generally package and sell the loans in the secondary mortgage market, through GSE securitizations and whole loan transactions. We typically retain the associated MSRs as we view this as a low cost means to acquire MSRs with solid return profiles. Lending revenues include interest income earned for the period the loans are held by us, gain on sale revenue which represents the difference between the origination value and the sale value of the loan, and fee income earned at origination.
Reverse mortgages are originated and purchased through our reverse lending operations under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae HMBS program. The reverse channel provides both current period and future period gain on sale revenue from new originations as a result of subsequent tail draws taken by the borrower. We have originated variable rate HECM loans under which the borrowers have additional borrowing capacity of $986.5 million at March 31, 2016. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with these future draws. We recognize this Future Value over time as future draws are securitized or sold. At March 31, 2016, unrecognized Future Value is estimated to be $73.7 million. We use a third-party valuation expert to determine Future Value based on the net present value of the estimated future cash flows of the loans and utilizing a discount rate of 12% and projected performance assumptions in line with historical experience and industry benchmarks.
We are working to increase the scale and breadth of our Lending business. Although the slowing of the Home Affordable Refinance Program (HARP) and the sale of Agency MSRs (which decreases loans available to re-finance) present challenges, we are focused on increasing conversion rates (i.e., recapture) on our existing servicing portfolio and expanding our correspondent channel through growing our third-party origination businesses. Additionally we are exploring offering different products we believe we can originate profitably and with acceptable levels of risk. We believe our experience in servicing difficult loans will also allow us to help borrowers obtain loans that are more challenging to originate. Building the sales and operations capacity to meet this need is a goal for the business, as well as investment in the development of our LOS (Loan Operating System) and the continued use of process improvements to drive productivity.
The UPB of our loan production, by channel, is as follows:

	Correspondent	Wholesale	Retail	Total
Three months ended March 31, 2016
Forward loans	$352,473	$355,880	$79,779	$788,132
Reverse loans	91,784	67,701	31,671	191,156
Total	$444,257	$423,581	$111,450	$979,288

Three months ended March 31, 2015
Forward loans	$373,783	$305,068	$241,634	$920,485
Reverse loans	50,395	98,350	43,072	191,817
Total	$424,178	$403,418	$284,706	$1,112,302

The following table presents the results of operations of the Lending segment for the three months ended March 31. The amounts presented are before the elimination of balances and transactions with our other segments:

	2016	2015	% Change
Revenue
Gain on loans held for sale, net
Forward loans	$13,059	$20,258	(36)%
Reverse loans	3,444	9,152	(62)
	16,503	29,410	(44)
Other	6,782	8,336	(19)
Total revenue	23,285	37,746	(38)

Expenses
Compensation and benefits	14,613	13,246	10
Amortization of mortgage servicing rights	81	89	(9)
Servicing and origination	2,207	1,608	37
Technology and communications	1,002	1,314	(24)
Professional services	169	498	(66)
Occupancy and equipment	1,036	1,061	(2)
Other	2,691	5,969	(55)
Total expenses	21,799	23,785	(8)

Other income (expense)
Interest income	3,611	3,596	—
Interest expense	(3,448)	(2,639)	31
Other, net	351	1,065	(67)
Other income, net	514	2,022	(75)

Income before income taxes	$2,000	$15,983	(87)
Three Months Ended March 31, 2016 versus 2015
Lending pre-tax income declined by $14.0 million, or 87%, in first quarter of 2016 as compared to the first quarter of 2015 due to a $9.4 million decrease in pre-tax income of the forward lending operations and a $4.6 million decrease in pre-tax income of the reverse mortgage operations. Our forward lending operations generated $5.3 million of pre-tax income for the three months ended March 31, 2016 while our reverse lending operations incurred a pre-tax loss of $3.3 million. Total funding decreased by $133.0 million, or 12%, due to a $132.4 million decrease in forward lending origination volume. Gains on loans held for sale, net decreased $12.9 million, or 44%, primarily due to the decline in forward lending origination volume and lower margins in both the forward and reverse lending operations.
Expenses related to the lending platforms are driven largely by production volume, with direct acquisition costs offset by origination fee income that is included in Other revenue.
Interest income consists primarily of interest earned on newly originated and purchased loans prior to sale to investors. Interest income is offset by interest expense incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
Forward lending revenues decreased by $10.1 million, or 42%, from first quarter of 2015 levels to a total of $14.3 million. The decrease in revenue was driven by a $161.9 million decline in origination volume in the higher yielding retail channel. Total forward mortgage originations decreased to $788.1 million, which was $132.4 million, or 14%, lower than originations in the first quarter of 2015. Forward lending Other revenue declined by $2.9 million principally as a result of the decline in origination volume. Forward lending expenses of $9.2 million represented a decrease of $2.2 million, or 18%, from the first quarter of 2015, principally because of a reduction in indemnification expense, partially offset by an increase in compensation and benefits due primarily to increased staffing for retail channel expansion, systems development and the migration of certain functions in-house to reduce costs previously paid to third parties.

Reverse lending revenues of $9.0 million decreased by $4.3 million, or 32%. Total expenses declined slightly in the first quarter of 2016. The decrease in revenue was primarily due to lower margin driven by $11.4 million lower volume in the higher yielding retail channel and margin compression across all three reverse channels due to lower market gain rates and increased price competition in the wholesale and correspondent channel. Total funded reverse mortgage volume of $191.2 million declined $0.7 million from the first quarter of 2015.
Corporate Items and Other
Corporate Items and Other includes revenues and expenses that are not directly related to other reportable segments, business activities that are individually insignificant, interest income on short-term investments of cash, interest expense on unsecured corporate debt and certain corporate expenses. Our cash balances are included in Corporate Items and Other.
New business activities that are currently insignificant include providing short-term inventory-secured loans to independent used car dealerships through our Automotive Capital Services (ACS) venture and providing mortgage loans to investors to purchase foreclosed properties or refinance existing rental properties through our Liberty Rental Finance venture. Business activities that are not considered to be of continuing significance include residential subprime non-Agency loans held for sale (at lower of cost or fair value), investments in residential mortgage-backed securities and affordable housing investment activities.
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
The following table presents selected results of operations of Corporate Items and Other for the three months ended March 31. The amounts presented are before the elimination of balances and transactions with our other segments:

	2016	2015	% Change

Revenue	$45	$1,608	(97)%

Expenses
Compensation and benefits	34,468	30,372	13
Servicing and origination	511	626	(18)
Technology and communications	10,851	14,977	(28)
Professional services	37,346	27,790	34
Occupancy and equipment	3,531	5,715	(38)
Other	3,799	4,833	(21)
Total expenses before corporate overhead allocations	90,506	84,313	7
Corporate overhead allocations
Servicing segment	(58,629)	(65,783)	(11)
Lending segment	(1,915)	(1,833)	4
Total expenses	29,962	16,697	79

Other income (expense), net
Interest income	726	608	19%
Interest expense	(6,167)	(6,128)	1%
Other	(509)	733	(169)%
Other expense, net	(5,950)	(4,787)	24%

Loss before income taxes	$(35,867)	$(19,876)	80%
Three Months Ended March 31, 2016 versus 2015
Total expenses increased by $13.3 million in the first quarter of 2016 as compared to the first quarter of 2015. Professional services increased by $9.6 million primarily due to a $21.0 million increase in regulatory monitoring costs, offset in part by $8.4 million of strategic advisor costs incurred in the first quarter of 2015 and lower audit and accounting fees of $2.1 million. The expenses we incurred for the three monitoring firms under our NY DFS, CA DBO and Ocwen National Mortgage settlements increased from $9.0 million in first quarter of 2015 to $30.0 million in first quarter of 2016. Compensation and benefits increased by $4.1 million due to increases in headcount driven by the ongoing in-sourcing of our technology infrastructure and facilities functions, as well as the continued investment in our ACS and Liberty Rental Finance ventures. Technology and communications decreased by $4.1 million due largely to exiting the legacy ResCap servicing platform during 2015.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At March 31, 2016, our cash position was $280.5 million compared to $257.3 million at December 31, 2015. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts. Our priorities for deployment of excess cash are: (1) supporting our core servicing and lending businesses and investing in these core assets, (2) reducing corporate leverage, (3) reducing revolving lines of credit in order to reduce interest expense, (4) expanding into similar or complementary businesses that meet our return on capital requirements and (5) repurchasing shares of our common stock.
Sources of Funds
Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues;

•	Proceeds from match funded liabilities;

•	Proceeds from other borrowings, including warehouse facilities;

•	Proceeds from sales of MSRs and related servicing advances; and

•	Proceeds from sales of originated loans and repurchased loans.
Our ability to finance servicing advances is a significant factor that affects our liquidity. Our use of advance financing facilities is integral to our servicing advance financing strategy. The revolving notes issued by our advance funding facilities generally have a 364-day revolving period, although we issue term notes with one- and two-year maturities. The revolving periods for variable funding notes with a total borrowing capacity of $850.0 million as well as the terms of $500.0 million of our one-year term notes end in 2016.
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
Advances and match funded advances comprised 28% of total assets at March 31, 2016. Our borrowings under our advance funding facilities are secured by pledges of servicing advances that are sold to the related SPE and by cash held in debt service accounts. Since December 31, 2015, we have increased the maximum borrowing capacity of our advance funding facilities by $25.0 million to $1.8 billion. This increase was the result of:

•	The increase in the borrowing capacity of our OFAF advance financing facility from $150.0 million to $160.0 million; and

•	The increase in the borrowing capacity of our OSART III advance financing facility from $75.0 million to $90.0 million.
During 2015, our investment in advances and match funded advances declined by $1.2 billion, principally as a result of sales of MSRs, which allowed us to negotiate reductions in the maximum borrowing capacity of our advance funding facilities of $700.0 million from $2.4 billion at December 31, 2014.
Our unused advance borrowing capacity increased by $72.0 million to $212.9 million at March 31, 2016 as compared to December 31, 2015, principally because of a decrease in borrowing, as total advances and match funded advances declined by $112.2 million (before allowance for losses) during the same period. Our ability to continue to pledge collateral under each advance financing facility depends on the performance of the collateral, among other factors. At March 31, 2016, none of the available borrowing capacity could be used based on the amount of available collateral.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. These warehouse facilities are structured as repurchase agreements or participation agreements under which ownership of the loans is temporarily transferred to a lender. The loans are transferred at a discount or “haircut” which serves as the primary credit enhancement for the lender. Currently, all of our master repurchase and participation agreements for financing new loan originations have 364-day terms. The funds are repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days. At March 31, 2016, we had total borrowing capacity under our warehouse facilities of $650.0 million. Of the borrowing capacity extended on a committed basis, $119.0 million was available at March 31, 2016, including our warehouse facilities for reverse mortgages. Of the borrowing capacity extended on an uncommitted basis or at the discretion of the lender, $206.1 million remained available at March 31, 2016. See Note 11 – Borrowings to the Unaudited Consolidated Financial Statements for additional details.
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
Under the terms of our SSTL facility agreement, we are required to prepay the SSTL with 100% of the net sales proceeds from certain permitted asset sales, which generally include our announced Agency MSR sales. During the year ended December 31, 2015, we prepaid $865.8 million of the SSTL facility, including $585.8 million of prepayments from the net proceeds from the sales of MSRs and $280.0 million of voluntary prepayments. During the three months ended March 31, 2016, we prepaid an additional $15.3 million of the SSTL facility, all of which were from the net proceeds from the sales of MSRs.
On October 31, 2013, we announced that our board of directors had authorized a share repurchase program for an aggregate of up to $500.0 million of our issued and outstanding shares of common stock. The purpose of this program is to provide a tax efficient way to return cash to shareholders when management believes the shares are attractively priced. During the three months ended March 31, 2016, we completed the repurchase of 991,985 shares of common stock under this program for a total purchase price of $5.9 million. As of March 31, 2016, the approximate remaining value of shares that may be repurchased under the program was $119.7 million. The share repurchase program expires on the earlier of the repurchase of the $500.0 million amount or July 31, 2016.
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
Generally, the notes issued by our advance funding facilities have a 364-day revolving period. The revolving periods end in 2016 for variable funding notes with a total borrowing capacity of $850.0 million and $637.1 million of outstanding borrowings at March 31, 2016. In the event we are unable to renew, replace or extend the revolving period of one or more of these advance funding facilities, monthly amortization of the outstanding balance must generally begin at the end of the respective 364-day revolving period. In addition, we would be required to begin repaying $500.0 million of our one-year term notes if we do not renew, replace or extend these notes in 2016.
Similarly, all of our master repurchase and participation agreements for financing new loan originations have 364-day terms. At March 31, 2016, we had $325.0 million outstanding under these financing arrangements, of which $273.7 million is outstanding under agreements maturing in 2016. We currently expect that we will be able to renew, replace or extend our debt agreements as they become due, consistent with our historical experience.
We remain actively engaged with our lenders, and recent financing developments include the following:

•	On January 5, 2016, we entered into a new one-year $100.0 million mortgage loan warehouse facility to fund the origination of reverse mortgages.

•	On March 31, 2016, we increased the borrowing capacity of our OFAF advance financing facility from $150.0 million to $160.0 million.

•	On March 31, 2016, we increased the borrowing capacity of our OSART III advance financing facility from $75.0 million to $90.0 million.
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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	B2	Under Review	Mar. 16, 2016
S&P	B	Stable	Dec. 23, 2015
Fitch	B-	Stable	Jun. 24, 2015
Kroll Bond Rating Agency	B+	Stable	Jan. 4, 2016
Moody’s placed our corporate ratings on review on March 16, 2016. On December 23, 2015, S&P changed its outlook from negative to stable. On June 24, 2015, Fitch affirmed our corporate rating and changed its outlook from negative to stable. On January 4, 2016, Kroll Bond Ratings initiated its corporate bond rating at B+ with a stable outlook. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
Cash Flows
Our operating cash flow is primarily impacted by the receipt of servicing fees, changes in our servicing advance balances, operating losses, the level of new loan production and the timing of sales and securitizations of forward mortgage loans. To the extent we sell MSRs related to delinquent loans, we accelerate the recovery of the related advances. We also receive any outstanding deferred servicing fees upon termination of a servicing agreement. We classify proceeds from the sale of servicing advances, including advances sold in connection with the sale of MSRs, as investing activity in the statement of cash flows.
Cash flows for the three months ended March 31, 2016
Our operating activities provided $140.9 million of cash largely due to $109.1 million of net collections of servicing advances. Net cash paid on loans held for sale was $45.6 million for the three months ended March 31, 2016.
Our investing activities used $183.0 million of cash. Investing activities include cash outflows in connection with our reverse mortgage originations of $304.1 million and additions to premises and equipment of $19.8 million. Cash inflows include the receipt of $15.3 million of net proceeds from the sale of Agency MSRs, $41.0 million of proceeds from the sale of advances and $87.2 million of collections on reverse mortgages.
Our financing activities provided $65.3 million of cash. Cash inflows include $233.2 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings. Cash outflows were primarily comprised of $47.0 million of net repayments on match funded liabilities from net advance recoveries, $18.6 million of repayments on the SSTL, including $15.3 million of prepayments in connection with MSR sales, and a $17.4 million net reduction in borrowings under mortgage warehouse facilities used to fund originated forward loans. Cash outflows for the three months ended March 31, 2016 also include the repurchase of 991,985 shares of common stock under our stock repurchase program for $5.9 million and the payment of $2.2 million of costs incurred in connection with amendments to the SSTL.
Cash flows for the three months ended March 31, 2015
Our operating activities provided $325.0 million of cash largely due to net income, adjusted for MSR amortization and valuation-related losses and other non-cash items, $104.3 million of net collections of servicing advances and $106.1 million of net proceeds from sales and collections of loans held for sale.
Our investing activities used $164.8 million of cash. Investing activities include cash outflows in connection with our reverse mortgage originations of $235.3 million. Cash inflows for the three months ended March 31, 2015 include the receipt of $49.5 million of the $95.6 million proceeds from the sale of Agency MSRs on March 31, 2015, and $26.2 million of collections on reverse mortgages.
Our financing activities used $47.4 million of cash. Cash outflows were primarily comprised of $89.6 million of net repayments on match funded liabilities from net advance recoveries, $77.1 million of repayments on the SSTL (including a $73.8 million prepayment in connection with MSR sales) and a $55.5 million net reduction in borrowings under mortgage warehouse facilities used to fund loan originations. Cash outflows for the first quarter of 2015 also include $12.6 million of costs incurred in connection with amendments to the SSTL. These cash outflows were offset by $238.6 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings.
CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At March 31, 2016, such contractual obligations were primarily comprised of secured and unsecured borrowings, interest payments, operating leases and commitments to originate or purchase loans. There were no significant changes to our contractual obligations during the three months ended March 31, 2016.
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
The underlying trends for loan repurchases and indemnifications are volatile, and there is significant uncertainty regarding our expectations of future loan repurchases and indemnifications and related loss severities. Due to the significant uncertainties surrounding estimates related to future repurchase and indemnification requests by investors and insurers as well as uncertainties surrounding home prices, it is possible that our exposure could exceed our recorded mortgage loan repurchase and indemnification liability. Our estimate of the mortgage loan repurchase and indemnification liability considers the current macro-economic environment and recent repurchase trends; however, if we experience a prolonged period of higher repurchase and indemnification activity or a decline in home values, then our realized losses from loan repurchases and indemnifications may ultimately be in excess of our recorded liability. Given the levels of realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of our recorded liability. See Note 2 – Securitizations and Variable Interest Entities, Note 12 – Other Liabilities and Note 19 – Contingencies to the Unaudited Consolidated Financial Statements for additional information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. We have processes in place to monitor these judgments and assumptions, and management is required to review critical accounting policies with the Audit Committee of the Board of Directors. Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 in Note 1 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.”
Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain instruments and to determine fair value disclosures. Refer to Note 3 – Fair Value to the Unaudited Consolidated Financial Statements for the fair value hierarchy, descriptions of valuation methodologies used to measure significant assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. We follow the fair value hierarchy in order to prioritize the inputs utilized to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.

The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs at the dates indicated:

	March 31, 2016	December 31, 2015
Loans held for sale	$408,809	$414,046
Loans held for investment - Reverse mortgages	2,771,242	2,488,253
MSRs - recurring basis	732,174	761,190
MSRs - nonrecurring basis, net (1)	99,388	129,120
Derivative assets	14,115	8,417
Mortgage-backed securities	8,386	7,985
Assets at fair value	$4,034,114	$3,809,011
As a percentage of total assets	54%	52%
Financing liabilities	$3,171,603	$2,933,066
Derivative liabilities	5,291	—
Liabilities at fair value	$3,176,894	$2,933,066
As a percentage of total liabilities	48%	45%
Assets at fair value using Level 3 inputs	$3,698,830	$3,493,582
As a percentage of assets at fair value	92%	92%
Liabilities at fair value using Level 3 inputs	$3,176,894	$2,933,066
As a percentage of liabilities at fair value	100%	100%

(1)
The balance represents our impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a nonrecurring basis. The carrying value of this stratum is net of a valuation allowance of $47.3 million and $17.3 million at March 31, 2016 and December 31, 2015, respectively.

Assets at fair value using Level 3 inputs increased during the three months ended March 31, 2016 primarily due to reverse mortgage originations. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings. Our net economic exposure to Loans held for investment - Reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing.
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
Valuation and Amortization of MSRs
For MSRs accounted for using the amortization measurement method, we assess servicing assets or liabilities for impairment or increased obligation based on fair value on a quarterly basis. We group our MSRs by stratum for impairment testing based on the predominant risk characteristics of the underlying mortgage loans. During the first quarter of 2016, we recognized a $30.0 million impairment charge on our government-insured MSRs, as the fair value for this stratum was less than its carrying value. This impairment was primarily due to lower interest rates. The carrying value of this stratum at March 31, 2016 was $99.4 million, net of the valuation allowance of $47.3 million. The impairment charge is recognized in Servicing and origination expense in the Unaudited Consolidated Statements of Operations.
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
As a result of these evaluations, as of December 31, 2015, we recorded a full valuation allowance for the $84.5 million of U.S. net deferred tax assets and for the $17.4 million of USVI net deferred tax assets as the U.S. and USVI jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances.
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
RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
We adopted each recent Accounting Standards Update (ASU) listed below on January 1, 2016. Our adoption of these standards did not have a material impact on our Unaudited Consolidated Financial Statements.

•	Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (ASU 2014-13)

•	Income Statement—Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01)

•	Consolidation—Amendments to the Consolidation Analysis (ASU 2015-02)

•	Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03)

•	Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05)

•
Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (ASU 2015-15)

We are also evaluating the impact of recently issued ASUs not yet adopted that are not effective for us until on or after January 1, 2017. We do not anticipate that our adoption of these ASUs will have a material impact on our consolidated financial statements.

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
Interest Rate Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates and the related fair value of these instruments at the dates indicated. We use certain assumptions to estimate the fair value of these instruments. See Note 3 – Fair Value to the Unaudited Consolidated Financial Statements for additional information regarding fair value of financial instruments.

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Assets:
Interest-earning cash	$64,283	$64,283	$67,001	$67,001
Loans held for sale, at fair value	321,739	321,739	309,054	309,054
Loans held for sale, at lower of cost or fair value (1)	87,070	87,070	104,992	104,992
Loans held for investment - Reverse mortgages, at fair value	2,771,242	2,771,242	2,488,253	2,488,253
Interest–earning collateral and debt service accounts	56,946	56,946	87,328	87,328
Total rate-sensitive assets	$3,301,280	$3,301,280	$3,056,628	$3,056,628

Rate-Sensitive Liabilities:
Match funded liabilities	$1,537,096	$1,537,611	$1,584,049	$1,581,786
HMBS-related borrowings	2,648,100	2,648,100	2,391,362	2,391,362
Other secured borrowings (2)	718,830	741,910	762,411	783,276
Senior unsecured notes (2)	345,847	294,350	345,511	318,063
Total rate-sensitive liabilities	$5,249,873	$5,221,971	$5,083,333	$5,074,487

	March 31, 2016		December 31, 2015
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$1,685,000	$570	$2,110,000	$2,042
IRLCs	480,305	13,545	278,317	6,080
Forward MBS trades	826,393	(5,291)	632,720	295
Derivatives, net		$8,824		$8,417

(1)	Net of market valuation allowances and including non-performing loans.

(2)	Net of unamortized debt issuance costs and discount.

Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at March 31, 2016, given hypothetical instantaneous parallel shifts in the yield curve. We used March 31, 2016 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$3,041	$(3,904)
Forward MBS trades	(3,149)	3,939
Total loans held for sale and related derivatives	(108)	35

Fair value MSRs (1)	(2,322)	1,466
MSRs, embedded in pipeline	(95)	64
Total fair value MSRs	(2,417)	1,530

Total, net	$(2,525)	$1,565

(1)
This change in fair value reflects the impact of market rate changes on projected prepayments on the Agency MSR portfolio carried at fair value. Additionally, non-Agency MSRs carried at fair value can exhibit cash flow sensitivity for advance financing costs and / or float earnings indexed to a market rate. However, we believe the pricing levels on aged non-Agency MSRs should remain stable despite the recent rise in LIBOR rates, given the lack of market transactions supporting any pricing change, and the general industry approach to conservatively valuing such assets. As such, we have assumed zero sensitivity to a 25 bps change in market rates for the non-Agency MSR portfolio.

Borrowings
The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in one-month LIBOR interest rates.
Based on March 31, 2016 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $20.7 million resulting from an increase of $25.5 million in annual interest income and an increase of $4.8 million in annual interest expense. The increase in interest expense reflects the effect of our hedging activities, which would offset $6.4 million of the increase in interest on our variable rate debt.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2016.
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 19 – Contingencies to the Unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves significant risk. We describe the most significant risks that management believes affect or could affect us under Part I to our Annual Report on Form 10-K for the year ended December 31, 2015. Understanding these risks is important to understanding any statement in such Annual Report and in this Form 10-Q and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described therein together with all of the other information included or incorporated by reference in such Annual Report and our subsequent SEC filings before you make any decision regarding an investment in our common stock. You should also consider the information set forth under “Forward-Looking Statements.” If any of the risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliates
On October 31, 2013, we announced that our board of directors had authorized a share repurchase program for an aggregate of up to $500.0 million of our issued and outstanding shares of common stock. As of March 31, 2016, the approximate remaining value of shares that may be repurchased under the program was $119.7 million. Unless we amend the share repurchase program or repurchase the full $500.0 million amount by an earlier date, the share repurchase program will continue through July 31, 2016. We may use SEC Rule 10b5-1 plans in connection with our share repurchase program. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period.
Information regarding repurchases of our common stock during the first quarter of 2016 is as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase program	Approximate dollar value of shares that may yet be purchased under the repurchase program
January 1 - January 31	665,317	$6.2501	665,317	$121.4	million
February 1 - February 29	326,668	$5.3015	326,668	$119.7	million
March 1 - March 31	—	$—	—	$119.7	million
Total	991,985	$5.9377	991,985

ITEM 6.	EXHIBITS

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Articles of Amendment to Articles of Incorporation (2)
3.4	Articles of Amendment to Articles of Incorporation (3)
3.5	Articles of Correction (3)
3.6	Articles of Amendment to Articles of Incorporation, Articles of Designation, Preferences and Rights of Series A Perpetual Convertible Preferred Stock (4)
3.7	Amended and Restated Bylaws of Ocwen Financial Corporation (5)
10.1
Amendment No. 5 to Senior Secured Term Loan Facility Agreement, dated as of March 24, 2016, by and among Ocwen Loan Servicing, LLC, as Borrower, Ocwen Financial Corporation, as Parent, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (6)

10.2*	Ocwen Financial Corporation 1998 Annual Incentive Plan, as amended (filed herewith)
11.1	Computation of earnings per share (7)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	Management contract or compensatory plan or agreement.

(1)
Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-1 (File No. 333-5153) as amended, declared effective by the SEC on September 25, 1996.

(2)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(3)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(4)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on December 28, 2012.

(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on February 19, 2016.

(6)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on March 25, 2016.

(7)	Incorporated by reference from “Note 15 – Basic and Diluted Earnings per Share” to the Unaudited Consolidated Financial Statements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Michael R. Bourque, Jr.
Michael R. Bourque, Jr.
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: April 27, 2016