Form 10-Q
period 2016-06-30
OCWEN FINANCIAL CORP
filed 2016-07-28
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of July 25, 2016: 123,986,954 shares

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
These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such uncertainties. Readers should bear these factors in mind when considering such statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and the following:

•	adverse effects on our business as a result of regulatory investigations or settlements;

•	reactions to the announcement of such investigations or settlements by key counterparties;

•	increased regulatory scrutiny and media attention;

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

•
uncertainty related to the actions of loan owners and guarantors, including mortgage-backed securities investors, the Government National Mortgage Association (Ginnie Mae), trustees and government sponsored entities (GSEs), regarding loan put-backs, penalties and legal actions;

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

•
uncertainty with respect to the Home Affordable Modification Program (HAMP) and the Home Affordable Refinance Program (HARP), which have been significant drivers of our servicing and origination revenue and which are scheduled to expire on December 31, 2016, unless extended;

•
uncertainty related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs or delays or moratoria in the future or claims pertaining to past practices;

•	our reserves, valuations, provisions and anticipated realization on assets;

•	uncertainty related to the ability of third-party obligors and financing sources to fund servicing advances on a timely basis on loans serviced by us;

•	uncertainty related to the ability of our technology vendors to adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems;

•	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;

•	uncertainty related to our ability to adapt and grow our business, including our new business initiatives;

•	our ability to maintain our technology systems and our ability to adapt such systems for future operating environments;

•	failure of our internal security measures or breach of our privacy protections; and

•	uncertainty related to the political or economic stability of foreign countries in which we have operations.
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly and Current Reports on Form 10-Q and Form 8-K, respectively, since such date. Forward-looking statements speak only as of the date they were made and we disclaim any obligation to update or revise forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2016	December 31, 2015
Assets
Cash	$218,915	$257,272
Mortgage servicing rights ($700,668 and $761,190 carried at fair value)	1,047,142	1,138,569
Advances, net	329,228	444,298
Match funded advances	1,614,447	1,706,768
Loans held for sale ($339,687 and $309,054 carried at fair value)	401,790	414,046
Loans held for investment - Reverse mortgages, at fair value	3,057,564	2,488,253
Receivables, net	307,372	286,981
Premises and equipment, net	63,057	57,626
Other assets ($23,839 and $14,352 carried at fair value)	448,737	586,495
Total assets	$7,488,252	$7,380,308

Liabilities and Equity
Liabilities
Match funded liabilities	$1,431,381	$1,584,049
Financing liabilities ($3,431,054 and $2,933,066 carried at fair value)	3,568,017	3,089,255
Other secured borrowings, net	737,512	762,411
Senior unsecured notes, net	346,179	345,511
Other liabilities	752,011	744,444
Total liabilities	6,835,100	6,525,670

Commitments and Contingencies (Notes 18 and 19)

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 123,986,954 and 124,774,516 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,240	1,248
Additional paid-in capital	524,053	526,148
Retained earnings	127,220	325,929
Accumulated other comprehensive loss, net of income taxes	(1,589)	(1,763)
Total Ocwen stockholders’ equity	650,924	851,562
Non-controlling interest in subsidiaries	2,228	3,076
Total equity	653,152	854,638
Total liabilities and equity	$7,488,252	$7,380,308

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Servicing and subservicing fees	$307,262	$396,983	$604,758	$843,524
Gain on loans held for sale, net	27,857	45,132	43,429	89,636
Other revenues	37,935	21,136	55,624	40,535
Total revenue	373,054	463,251	703,811	973,695

Expenses
Compensation and benefits	98,422	105,843	194,671	210,987
Amortization of mortgage servicing rights	8,347	31,586	21,153	70,080
Servicing and origination	89,987	52,558	185,679	154,360
Technology and communications	32,709	41,260	59,578	80,611
Professional services	121,399	72,369	192,306	129,300
Occupancy and equipment	20,708	28,773	45,453	54,487
Other	13,446	19,863	14,835	30,785
Total expenses	385,018	352,252	713,675	730,610

Other income (expense)
Interest income	5,140	5,038	9,330	10,613
Interest expense	(91,033)	(124,897)	(197,122)	(244,293)
Gain on sale of mortgage servicing rights, net	853	30,306	2,028	56,712
Other, net	606	(8,946)	(2,895)	(10,788)
Total other expense, net	(84,434)	(98,499)	(188,659)	(187,756)

Income (loss) before income taxes	(96,398)	12,500	(198,523)	55,329
Income tax expense (benefit)	(9,180)	2,594	(104)	11,034
Net income (loss)	(87,218)	9,906	(198,419)	44,295
Net income attributable to non-controlling interests	(160)	(168)	(290)	(202)
Net income (loss) attributable to Ocwen stockholders	$(87,378)	$9,738	$(198,709)	$44,093

Earnings (loss) per share attributable to Ocwen stockholders
Basic	$(0.71)	$0.08	$(1.60)	$0.35
Diluted	$(0.71)	$0.08	$(1.60)	$0.35

Weighted average common shares outstanding
Basic	123,893,752	125,311,133	123,993,545	125,291,788
Diluted	123,893,752	127,152,479	123,993,545	127,076,178

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(87,218)	$9,906	$(198,419)	$44,295

Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income (1)(2)	70	5,615	175	6,033
Other	(1)	—	(1)	—
Total other comprehensive income, net of income taxes	69	5,615	174	6,033

Comprehensive income (loss)	(87,149)	15,521	(198,245)	50,328
Comprehensive income attributable to non-controlling interests	(160)	(168)	(290)	(202)
Comprehensive income (loss) attributable to Ocwen stockholders	$(87,309)	$15,353	$(198,535)	$50,126

(1)	These losses are reclassified to Other, net in the Unaudited Consolidated Statements of Operations.

(2)	Net of tax expense of $0.3 million and $0.4 million for the three and six months ended June 30, 2015, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2015	124,774,516	$1,248	$526,148	$325,929	$(1,763)	$3,076	$854,638
Net income (loss)	—	—	—	(198,709)	—	290	(198,419)
Repurchase of common stock	(991,985)	(10)	(5,880)	—	—	—	(5,890)
Exercise of common stock options	69,805	1	441	—	—	—	442
Equity-based compensation and other	134,618	1	3,344	—	—	—	3,345
Capital distribution to non-controlling interest	—	—	—	—	—	(1,138)	(1,138)
Other comprehensive income, net of income taxes	—	—	—	—	174	—	174
Balance at June 30, 2016	123,986,954	$1,240	$524,053	$127,220	$(1,589)	$2,228	$653,152

Balance at December 31, 2014	125,215,615	$1,252	$515,194	$530,361	$(8,413)	$2,771	$1,041,165
Net income	—	—	—	44,093	—	202	44,295
Cumulative effect of fair value election - Mortgage servicing rights, net of income taxes	—	—	—	42,846	—	—	42,846
Exercise of common stock options	85,173	1	508	—	—	—	509
Equity-based compensation and other	79,330	1	10,195	(14)	—	—	10,182
Other comprehensive income, net of income taxes	—	—	—	—	6,033	—	6,033
Balance at June 30, 2015	125,380,118	$1,254	$525,897	$617,286	$(2,380)	$2,973	$1,145,030

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015

Cash flows from operating activities
Net income (loss)	$(198,419)	$44,295
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of mortgage servicing rights	21,153	70,080
Loss on valuation of mortgage servicing rights, at fair value	59,104	48,480
Impairment of mortgage servicing rights	39,030	1,608
Gain on sale of mortgage servicing rights	(2,028)	(56,712)
Realized and unrealized losses on derivative financial instruments	2,080	7,268
Provision for bad debts	32,785	24,686
Depreciation	11,850	8,420
Amortization of debt issuance costs	6,498	7,311
Gain on sale of fixed assets	—	(1,095)
Increase in deferred tax assets	—	(18,909)
Equity-based compensation expense	3,079	3,581
Gain on loans held for sale, net	(43,429)	(89,636)
Origination and purchase of loans held for sale	(2,883,124)	(2,314,488)
Proceeds from sale and collections of loans held for sale	2,789,433	2,517,096
Changes in assets and liabilities:
Decrease in advances and match funded advances	215,525	383,028
Decrease (increase) in receivables and other assets, net	75,208	(29,957)
Increase (decrease) in other liabilities	40,951	(84,690)
Other, net	2,469	14,599
Net cash provided by operating activities	172,165	534,965

Cash flows from investing activities
Origination of loans held for investment – reverse mortgages	(675,665)	(530,402)
Principal payments received on loans held for investment - reverse mortgages	238,838	63,942
Purchase of mortgage servicing rights, net	(12,432)	(6,252)
Proceeds from sale of mortgage servicing rights	15,122	388,938
Proceeds from sale of advances and match funded advances	66,651	128,821
Additions to premises and equipment	(17,312)	(8,038)
Proceeds from sale of premises and equipment	—	4,758
Other	8,179	2,158
Net cash provided by (used in) investing activities	(376,619)	43,925

Cash flows from financing activities
Repayment of match funded liabilities	(152,668)	(349,125)
Proceeds from other secured borrowings	4,173,609	3,895,539
Repayments of other secured borrowings	(4,368,903)	(4,455,813)
Payment of debt issuance costs	(2,242)	(18,610)
Proceeds from sale of loans accounted for as a financing	522,981	532,856
Repurchase of common stock	(5,890)	—
Proceeds from exercise of common stock options	406	413
Other	(1,196)	6,457
Net cash provided by (used in) financing activities	166,097	(388,283)

Net increase (decrease) in cash	(38,357)	190,607
Cash at beginning of year	257,272	129,473
Cash at end of period	$218,915	$320,080

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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
New Residential Investment Corp. (NRZ) is an important business partner to which we have sold rights to receive servicing fees, excluding ancillary income (other than net income on custodial and escrow accounts), with respect to certain non-Agency mortgage servicing rights (MSRs), which we refer to as Rights to MSRs. As of June 30, 2016, these Rights to MSRs relate to approximately $128.1 billion in unpaid principal balance (UPB) of our non-Agency MSRs. A level of future uncertainty exists regarding our relationship with NRZ, including with respect to the impact of our Standard & Poor’s Ratings Services (S&P) servicer rating under our agreements with NRZ beginning April 7, 2017. Under the Master Servicing Rights Purchase Agreement and Sale Supplements with NRZ, if a termination event related to our servicer rating exists with respect to any servicing agreement, NRZ will have the right to direct the transfer of servicing with respect to any affected servicing agreement to a licensed replacement servicer that obtains all required third-party consents. As of June 30, 2016, a termination event exists because our servicer rating from S&P is below Average. If our servicer rating from S&P is not upgraded to Average or better prior to April 7, 2017, NRZ will have the right to direct the transfer of any affected servicing agreements to a successor licensed servicer that obtains all required third-party consents. Following any such transfer, we would no longer be entitled to receive future servicing fee revenue with respect to any transferred servicing agreement. See Note 4 — Sales of Advances and MSRs for further information regarding our relationship with NRZ.
If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations and other legal remedies. Our lenders can waive their contractual rights in the event of a default. Effective March 24, 2016 we entered into an amendment to our Senior Secured Term Loan (SSTL), which, among other things, removed in their entirety (including the consolidated total debt to consolidated tangible net worth ratio) or amended for the remaining term of the SSTL certain financial covenants. This amendment also required a prepayment of $6.3 million on May 31, 2016, with additional prepayments of the same amount due on July 29, 2016 and September 30, 2016. As a result of this amendment, we project we will maintain compliance with our financial covenants during 2016. In order to avoid an event of default arising from a covenant breach, we could repay or refinance debt, among other actions. See Note 11 – Borrowings for further information regarding our debt agreements.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2016. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Reclassifications
As a result of our retrospective adoption on January 1, 2016 of FASB Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, unamortized debt issuance costs that are not related to revolving line-of-credit arrangements have been reclassified from other assets to other secured borrowings and senior unsecured notes on the consolidated balance sheets, resulting in a reduction to Ocwen’s assets and liabilities of $20.3 million and $24.5 million at June 30, 2016 and December 31, 2015, respectively.
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
ASU 2014-15 will be effective for the annual period ending on December 31, 2016 and for interim periods beginning in 2017. While the adoption of this standard may result in additional disclosures, it will not have a material impact on our consolidated financial condition or results of operations.
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
Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (ASU 2016-12)
In May 2016, the FASB issued ASU 2016-12 to amend guidance in FASB ASC Topic 606, Revenue from Contracts with Customers, related to collectability, noncash consideration, presentation of sales tax, completed contracts and transition. The amendments are intended to address implementation issues that were raised by stakeholders and to provide additional practical expedients. These amendments are intended to reduce the risk of diversity in practice and the cost and complexity of applying certain aspects of the revenue standard. ASU 2016-12 will be effective for us on January 1, 2018, with early application permitted. We are currently evaluating the effect of adopting this standard.
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13)
In June 2016, the FASB issued ASU 2016-13 to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This standard aligns the accounting with the economics of lending by requiring banks and other lending institutions to immediately record the full amount of credit losses that are expected in their loan portfolios, providing investors with better information about those losses on a more timely basis. The new guidance requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This standard requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. Additionally, the new guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for us on January 1, 2020, with early application permitted. We are currently evaluating the effect of adopting this standard.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding during the periods ended June 30:

	Three Months		Six Months
	2016	2015	2016	2015
Proceeds received from securitizations	$1,357,206	$1,415,952	$2,366,470	$2,486,724
Servicing fees collected	3,549	8,229	6,673	19,093
Purchases of previously transferred assets, net of claims reimbursed	(766)	396	(779)	896
	$1,359,989	$1,424,577	$2,372,364	$2,506,713
In connection with these transfers, we retained MSRs of $9.5 million and $16.7 million during the three and six months ended June 30, 2016, respectively, and $9.8 million and $18.3 million during the three and six months ended June 30, 2015, respectively.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss including the UPB of the transferred loans at the dates indicated:

	June 30, 2016	December 31, 2015
Carrying value of assets:
Mortgage servicing rights, at amortized cost	$72,548	$54,729
Mortgage servicing rights, at fair value	163	236
Advances and match funded advances	29,877	26,968
UPB of loans transferred	9,220,490	7,471,025
Maximum exposure to loss	$9,323,078	$7,552,958
At June 30, 2016 and December 31, 2015, 7.3% and 8.2%, respectively, of the transferred residential loans that we service were 60 days or more past due.
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
We measure the HECM loans and HMBS-related borrowings at fair value on a recurring basis. The changes in fair value of the HECM loans and HMBS-related borrowings are included in Other revenues in our Unaudited Consolidated Statements of Operations. Included in net fair value gains on the HECM loans and related HMBS borrowings are the interest income that we expect to be collected on the HECM loans and the interest expense that we expect to be paid on the HMBS-related borrowings.
At June 30, 2016, HMBS-related borrowings of $2.9 billion were outstanding. The amount of HECM loans pledged as collateral to the pools was $3.0 billion at June 30, 2016. At June 30, 2016, Loans held for investment - Reverse mortgages, at fair value of $3.1 billion included $86.2 million of originated loans which had not yet been pledged as collateral.
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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not carried, at fair value are as follows at the dates indicated:

		June 30, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$339,687	$339,687	$309,054	$309,054
Loans held for sale, at lower of cost or fair value (b)	3	62,103	62,103	104,992	104,992

		June 30, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Total Loans held for sale		$401,790	$401,790	$414,046	$414,046
Loans held for investment - Reverse mortgages, at fair value (a)	3	$3,057,564	$3,057,564	$2,488,253	$2,488,253
Advances and match funded advances (c)	3	1,943,675	1,943,675	2,151,066	2,151,066
Receivables, net (c)	3	307,372	307,372	286,981	286,981
Mortgage-backed securities, at fair value (a)	3	9,063	9,063	7,985	7,985

Financial liabilities:
Match funded liabilities (c)	3	$1,431,381	$1,432,592	$1,584,049	$1,581,786
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$2,935,928	$2,935,928	$2,391,362	$2,391,362
Financing liability - MSRs pledged (a)	3	495,126	495,126	541,704	541,704
Other (c)	3	136,963	104,925	156,189	131,940
Total Financing liabilities		$3,568,017	$3,535,979	$3,089,255	$3,065,006
Other secured borrowings:
Senior secured term loan (c)(d)	2	$351,703	$367,719	$377,091	$397,956
Other (c)	3	385,809	385,809	385,320	385,320
Total Other secured borrowings		$737,512	$753,528	$762,411	$783,276

Senior unsecured notes (c)(d)	2	$346,179	$238,000	$345,511	$318,063

Derivative financial instruments assets (liabilities) (a):
Interest rate lock commitments	2	$14,576	$14,576	$6,080	$6,080
Forward mortgage-backed securities trades	1	(7,365)	(7,365)	295	295
Interest rate caps	3	200	200	2,042	2,042

Mortgage servicing rights:
Mortgage servicing rights, at fair value (a)	3	$700,668	$700,668	$761,190	$761,190
Mortgage servicing rights, at amortized cost (c)(e)	3	346,474	367,951	377,379	461,555
Total Mortgage servicing rights		$1,047,142	$1,068,619	$1,138,569	$1,222,745

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

(d)	The carrying values are net of unamortized debt issuance costs and discount. See Note 11 – Borrowings for additional information.

(e)
The net carrying value at June 30, 2016 and December 31, 2015 is net of the valuation allowance on the impaired government-insured stratum of our amortization method MSRs, which is measured at fair value on a non-recurring basis. Before applying the valuation allowance of $56.4 million, the carrying value of this stratum at June 30, 2016 was $154.2 million. At December 31, 2015, the carrying value of this stratum was $146.5 million before applying the valuation allowance of $17.3 million.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended June 30, 2016
Beginning balance	$2,771,242	$(2,648,100)	$8,386	$(523,503)	$570	$732,174	$340,769
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	144	—	144
Issuances	371,607	(289,807)	—	—	—	(1,694)	80,106
Sales	—	—	—	—	—	(1)	(1)
Settlements	(151,600)	59,223	—	28,377	—	—	(64,000)
	220,007	(230,584)	—	28,377	144	(1,695)	16,249
Total realized and unrealized gains and (losses):
Included in earnings	66,315	(57,244)	677	—	(514)	(29,811)	(20,577)
Included in Other comprehensive income	—	—	—	—	—	—	—
	66,315	(57,244)	677	—	(514)	(29,811)	(20,577)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$3,057,564	$(2,935,928)	$9,063	$(495,126)	$200	$700,668	$336,441

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended June 30, 2015
Beginning balance	$1,808,141	$(1,702,397)	$7,701	$(594,495)	$203	$897,797	$416,950
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	116	—	116
Issuances	295,131	(294,241)	—	—	—	30	920
Sales	—	—	—	—		(68,072)	(68,072)
Settlements	(37,690)	37,812	—	13,276	—	—	13,398
	257,441	(256,429)	—	13,276	116	(68,042)	(53,638)
Total realized and unrealized gains and (losses):
Included in earnings	31,610	(29,172)	456	—	(164)	(15,305)	(12,575)
Included in Other comprehensive income	—	—	—	—	—	—	—
	31,610	(29,172)	456	—	(164)	(15,305)	(12,575)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$2,097,192	$(1,987,998)	$8,157	$(581,219)	$155	$814,450	$350,737

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Six months ended June 30, 2016
Beginning balance	$2,488,253	$(2,391,362)	$7,985	$(541,704)	$2,042	$761,190	$326,404
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	144	—	144
Issuances	675,665	(522,981)	—	—	—	(1,275)	151,409
Sales	—	—	—	—	—	(143)	(143)
Settlements (1)	(238,838)	98,876	—	46,578	(81)	—	(93,465)
	436,827	(424,105)	—	46,578	63	(1,418)	57,945
Total realized and unrealized gains and (losses): (2)
Included in earnings	132,484	(120,461)	1,078	—	(1,905)	(59,104)	(47,908)
Included in Other comprehensive income (loss)	—	—	—	—	—	—	—
	132,484	(120,461)	1,078	—	(1,905)	(59,104)	(47,908)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending Balance	$3,057,564	$(2,935,928)	$9,063	$(495,126)	$200	$700,668	$336,441

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Six months ended June 30, 2015
Beginning balance	$1,550,141	$(1,444,252)	$7,335	$(614,441)	$567	$93,901	$(406,749)
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	116	—	116
Issuances	530,402	(532,856)	—	—	—	(1,139)	(3,593)
Transfer from MSRs, at amortized cost	—	—	—	—	—	839,157	839,157
Sales	—	—	—	—	—	(68,989)	(68,989)
Settlements (1)	(63,923)	63,797	—	33,222	—	—	33,096
	466,479	(469,059)	—	33,222	116	769,029	799,787
Total realized and unrealized gains and (losses) (2):
Included in earnings	80,572	(74,687)	822	—	(528)	(48,480)	(42,301)
Included in Other comprehensive income (loss)	—	—	—	—	—	—	—
	80,572	(74,687)	822	—	(528)	(48,480)	(42,301)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$2,097,192	$(1,987,998)	$8,157	$(581,219)	$155	$814,450	$350,737

(1)
In the event of a transfer to another party of servicing related to Rights to MSRs, we are required to reimburse NRZ at predetermined contractual rates for the loss of servicing revenues. Settlements for Financing liability - MSRs pledged for the six months ended June 30, 2015 includes $2.2 million of such reimbursements. There have been no such payments in 2016.

(2)
Total losses attributable to derivative financial instruments still held at June 30, 2016 and June 30, 2015 were $1.9 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively. Total losses attributable to MSRs still held at June 30, 2016 and June 30, 2015 were $58.5 million and $40.9 million for the six months ended June 30, 2016 and 2015, respectively.

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
Loans Held for Investment – Reverse Mortgages
We measure these loans at fair value. For transferred reverse mortgage loans that do not qualify as sales for accounting purposes, we base the fair value on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows. Significant assumptions include expected prepayment and delinquency rates and cumulative loss curves. The discount rate assumption for these assets is primarily based on an assessment of current market yields on newly originated reverse mortgage loans, expected duration of the asset and current market interest rates.
The more significant assumptions used in the June 30, 2016 valuation include:

•	Life in years ranging from 5.82 to 9.25 (weighted average of 6.48);

•	Conditional repayment rate ranging from 4.94% to 53.75% (weighted average of 19.74%); and

•	Discount rate of 2.49%.
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
The more significant assumptions used in the June 30, 2016 valuation include:

Weighted average prepayment speed	13.17%
Weighted average delinquency rate	11.57%
Advance financing cost	5-year swap
Interest rate for computing float earnings	5-year swap
Weighted average discount rate	9.06%
Weighted average cost to service (in dollars)	$107
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
A change in the valuation inputs utilized by the valuation experts might result in a significantly higher or lower fair value measurement. Changes in market interest rates tend to impact the fair value for Agency MSRs via prepayment speeds by altering the borrower refinance incentive and the Non-Agency MSRs via a market rate indexed cost of advance funding. Other key assumptions used in the valuation of these MSRs include delinquency rates and discount rates.
The primary assumptions used in the June 30, 2016 valuation include:

	Agency	Non Agency
Weighted average prepayment speed	17.89%	16.93%
Weighted average delinquency rate	0.51%	27.94%
Advance financing cost	5-year swap	1ML plus 3.5%
Interest rate for computing float earnings	5-year swap	1ML
Weighted average discount rate	9.00%	14.98%
Weighted average cost to service (in dollars)	$77	$287

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
The more significant assumptions used in the June 30, 2016 valuation include:

•	Life in years ranging from 4.71 to 9.25 (weighted average of 5.36);

•	Conditional repayment rate ranging from 4.94% to 53.75% (weighted average of 19.74%); and

•	Discount rate of 1.89%.
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

The more significant assumptions used in determination of the price of the underlying MSRs at June 30, 2016 include:

Weighted average prepayment speed	17.45%
Weighted average delinquency rate	29.73%
Advance financing cost	1ML plus 3.5%
Interest rate for computing float earnings	1ML
Weighted average discount rate	15.04%
Weighted average cost to service (in dollars)	$321
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

The following table provides a summary of the MSRs and advances sold during the six months ended June 30:

	2016		2015
	MSRs	Advances and Match Funded Advances	MSRs	Advances and Match Funded Advances
Sales price of assets sold and adjustments:
Accounted for as a sale (1)	$(229)	$24,053	$608,158	$149,298
Amount due from purchaser at June 30 (2)	—	(1,062)	(135,414)	(20,477)
Amounts paid to purchaser for estimated representation and warranty obligations, compensatory fees and related indemnification obligations	—	—	(83,806)	—
Amounts received from purchaser for items outstanding at the end of the previous year	15,351	43,660	—	—
Total net cash received	$15,122	$66,651	$388,938	$128,821

(1)	During the six months ended June 30, 2016 and 2015, we sold MSRs relating to loans with a UPB of $214.4 million (Agency and non-Agency) and $64.3 billion (Agency), respectively.

(2)	The total amount due at June 30, 2016 on sales of MSRs and advances, which consists primarily of amounts due on sales completed in 2015, is $36.7 million.
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
Pursuant to our agreements with NRZ, NRZ has assumed the obligation to fund new servicing advances with respect to the Rights to MSRs. We continue to service the loans for which the Rights to MSRs have been sold to NRZ. Accordingly, in the event NRZ were unable to fulfill its advance funding obligations, as the servicer under our servicing agreements with the residential mortgage backed securitization trusts, we would be contractually obligated to fund such advances under those servicing agreements. At June 30, 2016, NRZ had outstanding advances of approximately $4.6 billion in connection with the Rights to MSRs.
The servicing fees payable under the servicing agreements underlying the Rights to MSRs are apportioned between NRZ and us as provided in our agreements with NRZ. NRZ retains a fee based on the UPB of the loans serviced, and OLS receives certain fees, including a performance fee based on servicing fees actually paid less an amount calculated based on the amount of servicing advances and cost of financing those advances. The apportionment of these fees with respect to each tranche of Rights to MSRs sold to NRZ is subject to negotiations required to be commenced by NRZ no later than six months prior to the servicing fee reset date. The servicing fee reset date is the earlier of April 30, 2020 or eight years after the closing date of the sale of each tranche of Rights to MSRs to NRZ, unless OLS’ S&P or Fitch servicer ratings are below “Average” or “SQ4” or lower, respectively, on the sixth anniversary of the closing date of the particular tranche, in which case such six year anniversary shall be the fee reset date. If the parties are not able to agree on servicing fees prior to the fee reset date, NRZ is required to continue paying under the existing fee structure and the agreements between the parties will continue in effect with respect to each underlying servicing agreement unless and until NRZ directs the transfer of servicing under such servicing agreement to a third-party servicer with respect to which all required third-party consents and licenses have been obtained.
Beginning April 7, 2017, we are obligated to transfer legal ownership of the MSRs to NRZ if and when NRZ obtains all required third-party consents and licenses. If and when such transfer of legal ownership occurs, OLS will subservice the loans pursuant to a subservicing agreement, as amended, with NRZ and the subservicing agreement will have a subservicing fee reset date comparable to the servicing fee reset date described above. NRZ has agreed not to direct our replacement as servicer before April 6, 2017 except under certain limited circumstances.
Beginning April 7, 2017, under the Master Servicing Rights Purchase Agreement and Sale Supplements with NRZ, if a termination event related to a servicer rating downgrade exists with respect to any servicing agreement, NRZ will have the right to direct the transfer of servicing with respect to any affected servicing agreement to a replacement servicer that obtains all required third-party consents and licenses. As of June 30, 2016, a termination event relating to a servicer rating downgrade exists because our servicer rating from S&P is below “Average.” If our servicer rating from S&P is not upgraded to “Average” or better prior to April 7, 2017, NRZ will have the right to direct the transfer of any affected servicing agreements to a successor servicer that obtains all required third-party consents and licenses. Following any such transfer of an affected servicing agreement, we would no longer be entitled to receive future servicing fee revenue with respect to the transferred servicing agreement.
To the extent servicing agreements underlying Rights to MSRs are terminated as a result of a termination event, NRZ is entitled to payment of an amount equal to an amortized percentage of NRZ’s purchase price for the related Rights to MSRs. We paid NRZ $2.2 million during the six months ended June 30, 2015 in connection with the termination of four servicing agreements underlying the Rights to MSRs.
Our agreements with NRZ provide that, if S&P downgrades our servicer rating to below “Average” (which it has), we will compensate NRZ for certain increased costs associated with its servicing advance financing facilities, including increased costs of funding, to the extent such costs are the direct result of such downgrade. This compensation requirement continued for a period of 12 months (through June 2016), not to exceed $3.0 million for any calendar month or $36.0 million in the aggregate. In such circumstances, NRZ was required to use commercially reasonable efforts to assist us in curing any potential cost increases by obtaining amendments to the relevant financing agreements. We incurred $10.5 million and $0.3 million during the six months ended June 30, 2016 and 2015, respectively, in connection with this agreement.
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
Note 5 – Loans Held for Sale
Loans Held for Sale - Fair Value
Loans held for sale, at fair value, represent residential mortgage loans originated or purchased and held until sold to secondary market investors, such as the GSEs or other third parties. The following table summarizes the activity in the balance during the six months ended June 30:

	2016	2015
Beginning balance	$309,054	$401,120
Originations and purchases	1,924,514	2,002,503
Proceeds from sales	(1,910,019)	(2,137,272)
Principal collections	(8,877)	(5,185)
Gain on sale of loans	16,009	26,772
Other (1)	9,006	(11,357)
Ending balance	$339,687	$276,581

(1)	Other includes the increase (decrease) in fair value of $4.3 million and $(11.7) million for the six months ended June 30, 2016 and 2015, respectively.
At June 30, 2016, loans held for sale, at fair value with a UPB of $310.6 million were pledged to secure warehouse lines of credit in our Lending segment.

Loans Held for Sale - Lower of Cost or Fair Value
Loans held for sale, at lower of cost or fair value, include residential loans that we do not intend to hold to maturity. The following table summarizes the activity in the net balance during the six months ended June 30:

	2016	2015
Beginning balance	$104,992	$87,492
Purchases	958,610	311,985
Proceeds from sales	(856,426)	(346,681)
Principal collections	(14,109)	(27,957)
Transfers to accounts receivable	(137,605)	(20,962)
Transfers to real estate owned	(5,958)	(1,583)
Gain on sale of loans	12,962	33,068
Decrease (increase) in valuation allowance	(1,275)	38,399
Other	912	2,056
Ending balance (1)	$62,103	$75,817

(1)
At June 30, 2016 and June 30, 2015, the balances include $45.5 million and $65.6 million, respectively, of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations as part of our servicing obligations. Repurchased loans are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.

The change in the valuation allowance during the six months ended June 30 is as follows:

	2016	2015
Beginning balance	$14,658	$49,676
Provision	2,163	386
Transfer from liability for indemnification obligations	1,705	974
Sales of loans	(2,249)	(37,777)
Other	(344)	1,383
Ending balance	$15,933	$14,642
At June 30, 2016, Loans held for sale, at lower of cost or fair value with a UPB of $30.7 million were pledged to secure a warehouse line of credit in our Servicing segment.
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
Gain on Loans Held for Sale, Net
The following table summarizes the activity in Gain on loans held for sale, net, during the periods ended June 30:

	Three Months		Six Months
	2016	2015	2016	2015
Gain on sales of loans	$19,086	$47,816	$37,025	$100,126
Change in fair value of IRLCs	(794)	(4,461)	6,672	(1,011)
Change in fair value of loans held for sale	18,191	(5,630)	21,713	(10,548)
Gain (loss) on economic hedge instruments	(8,425)	7,648	(21,626)	1,539
Other	(201)	(241)	(355)	(470)
	$27,857	$45,132	$43,429	$89,636
Gains on loans held for sale, net include $9.0 million and $15.5 million for the three and six months ended June 30, 2016, respectively, representing the value assigned to MSRs retained on transfers of forward loans. For the three and six months ended June 30, 2015, gains attributable to retained MSRs were $9.8 million and $18.3 million, respectively.
Also included in Gains on loans held for sale, net are gains of $8.0 million and $13.0 million recorded during the three and six months ended June 30, 2016, respectively, on sales of repurchased Ginnie Mae loans, which are carried at the lower of cost or fair value. For the three and six months ended June 30, 2015, gains on sales of repurchased Ginnie Mae loans were $8.7 million and $13.0 million, respectively.
Fair value gains recognized in connection with transfers of reverse mortgages into Ginnie Mae guaranteed securitizations are also included in Gains on loans held for sale, net and amounted to $21.7 million and $29.7 million for the three and six months ended June 30, 2016, respectively. Fair value gains for the three and six months ended June 30, 2015 were $35.4 million and $61.0 million, respectively.
Note 6 – Advances
Advances, net, which represent payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	June 30, 2016	December 31, 2015
Principal and interest	$59,868	$81,681
Taxes and insurance	198,829	278,487
Foreclosures, bankruptcy and other	109,972	126,031
	368,669	486,199
Allowance for losses	(39,441)	(41,901)
	$329,228	$444,298
Advances at June 30, 2016 include $62.6 million of previously sold advances that did not qualify for sales accounting.
The following table summarizes the activity in net advances for the six months ended June 30:

	2016	2015
Beginning balance	$444,298	$893,914
Sales of advances	(24,053)	(132,859)
Collections of advances, charge-offs and other, net	(93,477)	(198,602)
Decrease in allowance for losses	2,460	10,489
Ending balance	$329,228	$572,942
The change in the allowance for losses during the six months ended June 30 is as follows:

	2016	2015
Beginning balance	$41,901	$70,034
Provision	7,446	20,502
Charge-offs, net of recoveries, and other	(9,906)	(30,991)
Ending balance	$39,441	$59,545
Note 7 – Match Funded Advances
Match funded advances on residential loans we service for others are comprised of the following at the dates indicated:

	June 30, 2016	December 31, 2015
Principal and interest	$816,107	$948,376
Taxes and insurance	579,692	608,404
Foreclosures, bankruptcy, real estate and other	218,648	149,988
	$1,614,447	$1,706,768

The following table summarizes the activity in match funded advances for the six months ended June 30:

	2016	2015
Beginning balance	$1,706,768	$2,409,442
Sales of advances	—	(16,439)
Collections of pledged advances, net	(92,321)	(211,510)
Ending balance	$1,614,447	$2,181,493
Note 8 – Mortgage Servicing
Mortgage Servicing Rights – Amortization Method
The following table summarizes changes in the net carrying value of servicing assets that we account for using the amortization method for the six months ended June 30:

	2016	2015
Beginning balance	$377,379	$1,820,091
Fair value election - transfer of MSRs carried at fair value (1)	—	(787,142)
Additions recognized in connection with asset acquisitions	12,432	6,252
Additions recognized on the sale of mortgage loans	16,668	18,305
Sales	178	(459,201)
	406,657	598,305
Amortization	(21,153)	(70,080)
Increase in impairment valuation allowance (2)	(39,030)	(1,608)
Ending balance	$346,474	$526,617

Estimated fair value at end of period	$367,951	$648,840

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

(2)
Impairment of MSRs is recognized in Servicing and origination expense in the Unaudited Consolidated Statements of Operations. See Note 3 – Fair Value for additional information regarding impairment and the valuation allowance.

Mortgage Servicing Rights – Fair Value Measurement Method
The following table summarizes changes in the fair value of servicing assets that we account for at fair value on a recurring basis for the six months ended June 30:

	2016			2015
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$15,071	$746,119	$761,190	$93,901	$—	$93,901
Fair value election - transfer of MSRs carried at amortized cost	—	—	—	—	787,142	787,142
Cumulative effect of fair value election	—	—	—	—	52,015	52,015
Sales	—	(143)	(143)	(68,144)	(845)	(68,989)
Servicing transfers and adjustments	—	(1,275)	(1,275)	—	(1,139)	(1,139)
Changes in fair value (1):
Changes in valuation inputs or other assumptions	(5,033)	—	(5,033)	(580)	—	(580)
Realization of expected future cash flows and other changes	(855)	(53,216)	(54,071)	(6,256)	(41,644)	(47,900)
Ending balance	$9,183	$691,485	$700,668	$18,921	$795,529	$814,450

(1)	Changes in fair value are recognized in Servicing and origination expense in the Unaudited Consolidated Statements of Operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of June 30, 2016 given hypothetical shifts in lifetime prepayments and yield assumptions:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(68,131)	$(138,502)
Discount rate (option-adjusted spread)	$(18,605)	$(33,629)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at June 30, 2016 are increased prepayment speeds and a decrease in the yield assumption.

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

	Residential	Commercial	Total
UPB at June 30, 2016
Servicing	$216,555,948	$—	$216,555,948
Subservicing	12,720,053	144,639	12,864,692
	$229,276,001	$144,639	$229,420,640
UPB at December 31, 2015
Servicing	$230,132,729	$—	$230,132,729
Subservicing	20,833,383	105,268	20,938,651
	$250,966,112	$105,268	$251,071,380
UPB at June 30, 2015
Servicing	$267,996,046	$—	$267,996,046
Subservicing	53,674,533	181,329	53,855,862
	$321,670,579	$181,329	$321,851,908
UPB serviced at June 30, 2016, December 31, 2015 and June 30, 2015 includes $128.1 billion, $137.1 billion and $151.2 billion, respectively, for which the Rights to MSRs have been sold to NRZ.
Residential assets serviced includes foreclosed real estate. Residential assets serviced also includes small-balance commercial assets with a UPB of $1.6 billion, $1.8 billion and $2.0 billion at June 30, 2016, December 31, 2015 and June 30, 2015, respectively. Commercial assets consist of large-balance foreclosed real estate.
A significant portion of the servicing agreements for our non-Agency servicing portfolio contain provisions where we could be terminated as servicer without compensation upon the failure of the serviced loans to meet certain portfolio delinquency or cumulative loss thresholds. As a result of the economic downturn beginning in 2007-2008, the portfolio delinquency and/or cumulative loss threshold provisions have been breached by many private-label securitizations in our non-Agency servicing portfolio. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s Investors Service, Inc. (Moody’s) and S&P. Out of approximately 3,905 non-Agency servicing agreements, approximately 734 with approximately $37.1 billion of UPB as of June 30, 2016 have minimum servicer ratings criteria. As a result of downgrades in our servicer ratings, termination rights have been triggered in 649 of these non-Agency servicing agreements. This represents approximately $31.5 billion in UPB as of June 30, 2016, or approximately 18% of our total non-Agency servicing portfolio.
As described below, with respect to approximately $18.8 billion in UPB as of June 30, 2016, or approximately 59.7% of the UPB of the non-Agency servicing agreements with triggered termination rights relating to servicer rating downgrades, Ocwen has received notices or solicitation results from trustees or master servicers indicating no current intended action or direction to terminate Ocwen as servicer. Specifically, under 272 of the 649 triggered agreements, trustees and master servicers have sent notices to investors indicating that they did not currently intend to take action relating to the termination rights. In addition, in connection with 69 of the triggered agreements, the trustee or master servicer sent solicitation notices to investors asking whether or not the investor wanted to direct the trustee or master servicer to terminate Ocwen as servicer.  The trustee or master servicer has announced results for 49 of the solicitations:  45 resulted in no direction to terminate and four resulted in the termination of Ocwen as servicer in early 2015 due to rating downgrades.
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
Servicing Revenue
The following table presents the components of servicing and subservicing fees for the periods ended June 30:

	Three Months		Six Months
	2016	2015	2016	2015
Loan servicing and subservicing fees:
Servicing	$235,542	$297,773	$474,180	$629,973
Subservicing	5,256	15,309	12,495	33,650
	240,798	313,082	486,675	663,623
Home Affordable Modification Program (HAMP) fees	33,493	41,204	56,111	76,380
Late charges	17,474	20,273	36,076	44,395
Loan collection fees	6,985	8,930	14,114	18,494
Other	8,512	13,494	11,782	40,632
	$307,262	$396,983	$604,758	$843,524
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers), are held in escrow by an unaffiliated bank and are excluded from our Unaudited Consolidated Balance Sheets. Float balances amounted to $2.7 billion and $3.4 billion at June 30, 2016 and June 30, 2015, respectively.
Note 9 – Receivables
Receivables, net consisted of the following at the dates indicated:

	June 30, 2016	December 31, 2015
Servicing:
Government-insured loan claims (1)	$101,614	$71,405
Due from custodial accounts	43,781	13,800
Amount due on sales of mortgage servicing rights and advances	36,680	94,629
Reimbursable expenses	33,935	29,856
Other servicing receivables	53,635	32,879
	269,645	242,569
Income taxes receivable	60,679	53,519
Other receivables	25,924	29,818
	356,248	325,906
Allowance for losses (1)	(48,876)	(38,925)
	$307,372	$286,981

(1)
At June 30, 2016 and December 31, 2015, the allowance for losses related entirely to receivables of our Servicing business. Allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) at June 30, 2016 and December 31, 2015 were $37.2 million and $20.6 million, respectively.

Note 10 – Other Assets
Other assets consisted of the following at the dates indicated:

	June 30, 2016	December 31, 2015
Contingent loan repurchase asset (1)	$253,793	$346,984
Debt service accounts (2)	59,155	87,328
Prepaid expenses (3)	56,414	69,805
Derivatives, at fair value	14,776	6,367
Prepaid income taxes	10,071	11,749
Prepaid lender fees and debt issuance costs, net	10,265	19,496
Mortgage backed securities, at fair value	9,063	7,985
Real estate	7,359	20,489
Other	27,841	16,292
	$448,737	$586,495

(1)
In connection with the Ginnie Mae early buy-out (EBO) program, our agreements provide either that: (a) we have the right, but not the obligation, to repurchase previously transferred mortgage loans under certain conditions, including the mortgage loans becoming eligible for pooling under a program sponsored by Ginnie Mae; or (b) we have the obligation to repurchase previously transferred mortgage loans that have been subject to a successful trial modification before any permanent modification is made. Once these conditions are met, we have effectively regained control over the mortgage loan(s), and under GAAP, must re-recognize the loans on our consolidated balance sheets and establish a corresponding repurchase liability. With respect to those loans that we have the right, but not the obligation, to repurchase under the applicable agreement, this requirement applies regardless of whether we have any intention to repurchase the loan. We re-recognize mortgage loans in Other assets and a corresponding liability in Other liabilities.

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

(3)
In connection with the sale of Agency MSRs in 2015, we placed $52.9 million in escrow for the payment of representation, warranty and indemnification claims associated with the underlying loans. Prepaid expenses at June 30, 2016 and December 31, 2015 includes the remaining balance of $37.1 million and $41.3 million, respectively.

Note 11 – Borrowings
Match Funded Liabilities
Match funded liabilities are comprised of the following at the dates indicated:

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	June 30, 2016	December 31, 2015
Advance Receivables Backed Notes - Series 2014-VF3, Class A (4)	1-Month LIBOR (1ML)(3) + 235 bps	Sep. 2046	Sep. 2016	$70,692	$90,993	$132,651
Advance Receivables Backed Notes - Series 2014-VF3, Class B (4)	1ML + 300 bps	Sep. 2046	Sep. 2016	3,249	4,375	6,330
Advance Receivables Backed Notes - Series 2014-VF3, Class C (4)	1ML + 425 bps	Sep. 2046	Sep. 2016	3,599	4,836	6,977
Advance Receivables Backed Notes - Series 2014-VF3, Class D (4)	1ML + 575 bps	Sep. 2046	Sep. 2016	9,478	12,778	18,427
Advance Receivables Backed Notes - Series 2014-VF4, Class A (4)	1ML + 235 bps	Sep. 2046	Sep. 2016	70,692	90,993	132,651

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	June 30, 2016	December 31, 2015
Advance Receivables Backed Notes - Series 2014-VF4, Class B (4)	1ML + 300 bps	Sep. 2046	Sep. 2016	3,249	4,375	6,330
Advance Receivables Backed Notes - Series 2014-VF4, Class C (4)	1ML + 425 bps	Sep. 2046	Sep. 2016	3,599	4,836	6,977
Advance Receivables Backed Notes - Series 2014-VF4, Class D (4)	1ML + 575 bps	Sep. 2046	Sep. 2016	9,478	12,778	18,427
Advance Receivables Backed Notes - Series 2015-VF5, Class A (4)	1ML + 235 bps	Sep. 2046	Sep. 2016	70,692	90,993	132,652
Advance Receivables Backed Notes - Series 2015-VF5, Class B (4)	1ML + 300 bps	Sep. 2046	Sep. 2016	3,249	4,375	6,330
Advance Receivables Backed Notes - Series 2015-VF5, Class C (4)	1ML + 425 bps	Sep. 2046	Sep. 2016	3,599	4,836	6,977
Advance Receivables Backed Notes - Series 2015-VF5, Class D (4)	1ML + 575 bps	Sep. 2046	Sep. 2016	9,478	12,778	18,427
Advance Receivables Backed Notes - Series 2015-T1, Class A (5)	2.5365%	Sep. 2046	Sep. 2016	—	244,809	244,809
Advance Receivables Backed Notes - Series 2015-T1, Class B (5)	3.0307%	Sep. 2046	Sep. 2016	—	10,930	10,930
Advance Receivables Backed Notes - Series 2015-T1, Class C (5)	3.5240%	Sep. 2046	Sep. 2016	—	12,011	12,011
Advance Receivables Backed Notes - Series 2015-T1, Class D (5)	4.1000%	Sep. 2046	Sep. 2016	—	32,250	32,250
Advance Receivables Backed Notes - Series 2015-T2, Class A (5)	2.5320%	Nov. 2046	Nov. 2016	—	161,973	161,973
Advance Receivables Backed Notes - Series 2015-T2, Class B (5)	3.3720%	Nov. 2046	Nov. 2016	—	7,098	7,098
Advance Receivables Backed Notes - Series 2015-T2, Class C (5)	3.7660%	Nov. 2046	Nov. 2016	—	8,113	8,113
Advance Receivables Backed Notes - Series 2015-T2, Class D (5)	4.2580%	Nov. 2046	Nov. 2016	—	22,816	22,816
Advance Receivables Backed Notes - Series 2015-T3, Class A (5)	3.2110%	Nov. 2047	Nov. 2017	—	310,195	310,195
Advance Receivables Backed Notes - Series 2015-T3, Class B (5)	3.7040%	Nov. 2047	Nov. 2017	—	17,695	17,695
Advance Receivables Backed Notes - Series 2015-T3, Class C (5)	4.1960%	Nov. 2047	Nov. 2017	—	19,262	19,262

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	June 30, 2016	December 31, 2015
Advance Receivables Backed Notes - Series 2015-T3, Class D (5)	4.6870%	Nov. 2047	Nov. 2017	—	52,848	52,848
Total Ocwen Master Advance Receivables Trust (OMART)				261,054	1,238,946	1,393,156
Advance Receivables Backed Notes, Series 2014-VF1, Class A	Cost of Funds + 270 bps	Dec. 2046	Dec. 2016	8,354	48,922	31,343
Advance Receivables Backed Notes, Series 2014-VF1, Class B	Cost of Funds + 425 bps	Dec. 2046	Dec. 2016	1,428	4,892	4,157
Advance Receivables Backed Notes, Series 2014-VF1, Class C	Cost of Funds + 470 bps	Dec. 2046	Dec. 2016	1,561	5,507	4,564
Advance Receivables Backed Notes, Series 2014-VF1, Class D	Cost of Funds + 520 bps	Dec. 2046	Dec. 2016	3,760	15,576	11,351
Total Ocwen Servicer Advance Receivables Trust III (OSART III) (6)				15,103	74,897	51,415
Advance Receivables Backed Notes, Series 2015-VF1, Class A	1ML + 240 bps	Jun. 2047	Jun. 2017	25,031	93,969	112,882
Advance Receivables Backed Notes, Series 2015-VF1, Class B	1ML + 340 bps	Jun. 2047	Jun. 2017	6,741	9,259	12,268
Advance Receivables Backed Notes, Series 2015-VF1, Class C	1ML + 400 bps	Jun. 2047	Jun. 2017	2,956	4,044	5,951
Advance Receivables Backed Notes, Series 2015-VF1, Class D	1ML + 480 bps	Jun. 2047	Jun. 2017	7,734	10,266	8,377
Total Ocwen Freddie Advance Funding Facility (OFAF) (7)				42,462	117,538	139,478

				$318,619	$1,431,381	$1,584,049

Weighted average interest rate					3.20%	3.15%

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

(2)
Borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At June 30, 2016, none of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged.

(3)	1ML was 0.47% and 0.43% at June 30, 2016 and December 31, 2015, respectively.

(4)	There is a ceiling of 75 bps for 1ML in determining the interest rate for these variable rate notes.

(5)
Under the terms of the agreement, we must continue to borrow the full amount of the Series 2015-T1, T2 and T3 Notes until the amortization date. If there is insufficient collateral to support the level of borrowing, the excess cash proceeds are not distributed to Ocwen but are held by the trustee, and interest expense continues to be based on the full amount of the term notes.

(6)
On March 31, 2016, the maximum borrowing under the OSART III facility was increased to $90.0 million. There is a ceiling of 75 bps for 1ML in determining the interest rate for these variable rate notes.

(7)
On March 31, 2016, the combined borrowing capacity of the Series 2015-VF1 Notes was increased to $160.0 million. On June 10, 2016, the term of this facility was extended for an additional year. There is a ceiling of 125 bps for 1ML in determining the interest rate for these notes.

Pursuant to our agreements with NRZ, NRZ has assumed the obligation to fund new servicing advances with respect to the Rights to MSRs. We are dependent upon NRZ for financing of the servicing advance obligations for Rights to MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to make pursuant to our agreements with them. As of June 30, 2016, we were the servicer on Rights to MSRs sold to NRZ pertaining to approximately $128.1 billion in UPB and the associated outstanding servicing advances as of such date were approximately $4.6 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance financing obligations, our liquidity, financial condition and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances.
In addition, although we are not an obligor or guarantor under NRZ’s advance financing facilities, we are a party to certain of the facility documents as the servicer of the underlying loans on which advances are being financed. As the servicer, we make certain representations, warranties and covenants, including representations and warranties in connection with our sale of advances to NRZ.
Financing Liabilities
Financing liabilities are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	June 30, 2016	December 31, 2015
Servicing:
Financing liability – MSRs pledged	MSRs	(1)	(1)	$495,126	$541,704
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (2)	MSRs	(2)	Feb. 2028	89,256	96,546
Financing liability – Advances pledged (3)	Advances on loans	(3)	(3)	47,707	59,643
				632,089	697,893

Lending:
HMBS-related borrowings (4)	Loans held for investment	1ML + 252 bps	(4)	2,935,928	2,391,362

				$3,568,017	$3,089,255

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

(3)	Certain sales of advances in 2014 did not qualify for sales accounting treatment and were accounted for as a financing. This financing liability has no contractual maturity.

(4)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.

Other Secured Borrowings
Other secured borrowings are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	Available Borrowing Capacity (1)	June 30, 2016	December 31, 2015
Servicing:
SSTL (2)	(2)	1-Month Euro-dollar rate + 425 bps with a Eurodollar floor of 125 bps (2)	Feb. 2018	$—	$369,103	$398,454
Repurchase agreement (3)(8)	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Sep. 2016	20,937	29,063	42,973
				20,937	398,166	441,427

Lending:
Master repurchase agreement (4)(8)	LHFS	1ML + 200 bps	Aug. 2016	3,414	196,586	156,226
Participation agreement (5)	LHFS	N/A	Apr. 2017 (5)	—	45,130	49,897
Participation agreement (5)	LHFS	N/A	Apr. 2017 (5)	—	55,724	73,049
Mortgage warehouse agreement (6)(8)	LHFS (reverse mortgages)	1ML + 275 bps; floor of 350 bps	July 2016	—	—	63,175
Master repurchase agreement (7)	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 25 bps	Jan. 2017	40,694	59,306	—
				44,108	356,746	342,347

				65,045	754,912	783,774
Unamortized debt issuance costs - SSTL				—	(16,432)	(20,012)
Discount - SSTL				—	(968)	(1,351)
				$65,045	$737,512	$762,411

Weighted average interest rate					4.21%	4.38%

(1)	For our mortgage loan warehouse facilities, available borrowing capacity does not consider the amount of the facility that the lender has extended on an uncommitted basis.

(2)
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

We entered into Amendment No. 5 to Senior Secured Term Loan Facility Agreement (the Amendment) effective as of March 24, 2016. The Amendment, among other things:

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

(3)
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

(5)
Under these participation agreements, the lender provides financing for a combined total of $250.0 million at the discretion of the lender. The participation agreements allow the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. On April 26, 2016, the term of these agreements was extended to April 30, 2017.

(6)	Borrowing capacity of $100.0 million under this facility is available at the discretion of the lender. On July 21, 2016, the term of this agreement was extended to August 25, 2016.

(7)	We entered into this agreement on January 5, 2016. The lender provides financing on a committed basis for $100.0 million.

(8)	We are in discussions with our lenders for the renewal of facilities maturing during the remainder of 2016, and expect to renew those agreements in normal course.
Senior Unsecured Notes
On May 12, 2014, Ocwen completed the issuance and sale of its $350.0 million 6.625% Senior Unsecured Notes. The Senior Unsecured Notes are general senior unsecured obligations of Ocwen and will mature on May 15, 2019. The Senior Unsecured Notes are not guaranteed by any of Ocwen’s subsidiaries.
The balances of Senior Unsecured Notes as reported on our Unaudited Consolidated Balance Sheets are net of unamortized debt issuance costs of $3.8 million and $4.5 million at June 30, 2016 and December 31, 2015, respectively.
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
As of June 30, 2016, the most restrictive consolidated tangible net worth requirements were for a minimum of $1.1 billion at OLS under our match funded debt agreements and two repurchase agreements (Servicing) and $575.0 million at Ocwen under a master repurchase agreement (Lending).
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

Note 12 – Other Liabilities
Other liabilities were comprised of the following at the dates indicated:

	June 30, 2016	December 31, 2015
Contingent loan repurchase liability (1)	$253,793	$346,984
Accrued legal fees and settlements	116,297	74,922
Other accrued expenses	97,600	113,934
Liability for indemnification obligations	37,182	36,615
Liability for uncertain tax positions	23,901	44,751
Checks held for escheat	15,065	14,301
Derivatives, at fair value	7,365	—
Payable to loan servicing and subservicing investors	7,209	15,941
Accrued interest payable	4,178	3,667
Other (2)	189,421	93,329
	$752,011	$744,444

(1)
In connection with the Ginnie Mae EBO program, we have re-recognized certain loans on our consolidated balance sheets and established a corresponding repurchase liability regardless of our intention to repurchase the loan.

(2)	Includes $88.1 million and $18.5 million at June 30, 2016 and December 31, 2015, respectively, for advance collections and servicing fees to be remitted to NRZ.
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
The following table summarizes the changes in the notional balances of our holdings of derivatives during the six months ended June 30, 2016:

	IRLCs	Forward MBS Trades	Interest Rate Caps
Beginning notional balance	$278,317	$632,720	$2,110,000
Additions	3,436,643	2,777,175	195,000
Amortization	—	—	(600,000)
Maturities	(2,382,902)	(1,130,707)	—
Terminations	(691,729)	(1,396,824)	(275,000)
Ending notional balance	$640,329	$882,364	$1,430,000

Fair value of derivative assets (liabilities) at:
June 30, 2016	$14,576	$(7,365)	$200
December 31, 2015	$6,080	$295	$2,042

Maturity	July 2016 - Oct. 2016	Sept. 2016	Nov. 2016 - May 2018
As loans are originated and sold or as loan commitments expire, our forward MBS trade positions mature and are replaced by new positions based upon new loan originations and commitments and expected time to sell.

Interest Rate Risk Management
Match Funded Liabilities
As required by certain of our advance financing arrangements, we have purchased interest rate caps to minimize future interest rate exposure from increases in the interest on our variable rate debt as a result of increases in the index, such as 1-month LIBOR, that is used in determining the interest rate on the debt. We currently do not hedge our fixed rate debt.
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
The following summarizes our open derivative positions at June 30, 2016 and the gains (losses) on all derivatives used in each of the identified hedging programs for the period then ended. None of the derivatives was designated as a hedge for accounting purposes at June 30, 2016:

Purpose	Expiration Date	Notional Amount	Fair Value (1)	Gains / (Losses)	Consolidated Statements of Operations Caption
Interest rate risk of borrowings
Interest rate caps	Nov. 2016 - May 2018	$1,430,000	$200	$(1,986)	Other, net
Interest rate risk of mortgage loans held for sale and of IRLCs
Forward MBS trades	Sept. 2016	882,364	(7,365)	(21,626)	Gain on loans held for sale, net
IRLCs	July 2016 - Oct. 2016	640,329	14,576	6,672	Gain on loans held for sale, net
Total derivatives			$7,411	$(16,940)

(1)	Derivatives are reported at fair value in Other assets or in Other liabilities on our Unaudited Consolidated Balance Sheets.

Included in Accumulated other comprehensive loss (AOCL) at June 30, 2016 and 2015, respectively, were $1.6 million and $2.4 million of deferred unrealized losses, before taxes of $0.1 million and $0.1 million, respectively, on interest rate swaps that we designated as cash flow hedges. Changes in AOCL during the six months ended June 30 were as follows:

	2016	2015
Beginning balance	$1,763	$8,413

Losses on terminated hedging relationships amortized to earnings	(175)	(6,393)
Decrease in deferred taxes on accumulated losses on cash flow hedges	—	360
Decrease in accumulated losses on cash flow hedges, net of taxes	(175)	(6,033)

Other, net of taxes	1	—

Ending balance	$1,589	$2,380
As of June 30, 2016, amortization of accumulated losses on cash flow hedges from AOCL to Other income (expense), net is projected to be $0.3 million during the next twelve months. To the extent we sell the MSRs to which the accumulated losses on cash flow hedges applied, a proportionate amount of the remaining unamortized accumulated losses associated with the MSRs sold is recognized in earnings at that time.
Other income (expense), net, includes the following related to derivative financial instruments for the periods ended June 30:

	Three Months		Six Months
	2016	2015	2016	2015
Losses on economic hedges	$(514)	$(164)	$(1,905)	$(875)
Write-off of losses in AOCL for a discontinued hedge relationship	(70)	(5,950)	(175)	(6,393)
	$(584)	$(6,114)	$(2,080)	$(7,268)
Note 14 – Interest Expense
The following table presents the components of interest expense for the periods ended June 30:

	Three months		Six Months
	2016	2015	2016	2015
Financing liabilities (1) (2)	$52,803	$74,066	$120,578	$147,891
Match funded liabilities	18,133	15,674	36,307	29,955
Other secured borrowings	12,715	25,710	25,428	48,625
6.625% Senior unsecured notes	6,129	6,651	12,270	12,780
Other	1,253	2,796	2,539	5,042
	$91,033	$124,897	$197,122	$244,293

(1)	Includes interest expense related to financing liabilities recorded in connection with the NRZ/HLSS Transactions as indicated in the table below.

	Three months		Six Months
	2016	2015	2016	2015
Servicing fees collected on behalf of NRZ/HLSS	$160,518	$175,108	$322,647	$355,405
Less: Subservicing fee retained by Ocwen	85,532	89,991	169,902	181,205
Net servicing fees remitted to NRZ/HLSS	74,986	85,117	152,745	174,200
Less: Reduction in financing liability	27,628	13,276	45,829	30,999
Interest expense on NRZ/HLSS financing liability	$47,358	$71,841	$106,916	$143,201
The reduction in the financing liability does not include reimbursements to NRZ/HLSS for the loss of servicing revenues when we were terminated as servicer and where the related Rights to MSRs had been sold to HLSS.

(2)
Includes $4.3 million and $10.5 million of fees incurred during the three and six months ended June 30, 2016, respectively, in connection with our agreement to compensate NRZ/HLSS for certain increased costs associated with its servicing advance financing facilities that are the direct result of a downgrade of our S&P servicer rating.

Interest expense that we expect to be paid on the HMBS-related borrowings is included with net fair value gains in Other revenues.
Note 15 – Basic and Diluted Earnings per Share
Basic earnings per share excludes common stock equivalents and is calculated by dividing net income attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted earnings per share by dividing net income attributable to Ocwen by the weighted average number of common shares outstanding, including the potential dilutive common shares related to outstanding stock options and restricted stock awards. The following is a reconciliation of the calculation of basic earnings per share to diluted earnings per share for the periods ended June 30:

	Three Months		Six Months
	2016	2015	2016	2015
Basic earnings per share:
Net income (loss) attributable to Ocwen common stockholders	$(87,378)	$9,738	$(198,709)	$44,093

Weighted average shares of common stock	123,893,752	125,311,133	123,993,545	125,291,788

Basic earnings (loss) per share	$(0.71)	$0.08	$(1.60)	$0.35

Diluted earnings (loss) per share (1):
Net income (loss) attributable to Ocwen common stockholders	$(87,378)	$9,738	$(198,709)	$44,093

Weighted average shares of common stock	123,893,752	125,311,133	123,993,545	125,291,788
Effect of dilutive elements (1):
Stock option awards	—	1,830,496	—	1,777,888
Common stock awards	—	10,850	—	6,502
Dilutive weighted average shares of common stock	123,893,752	127,152,479	123,993,545	127,076,178

Diluted earnings (loss) per share	$(0.71)	$0.08	$(1.60)	$0.35

Stock options and common stock awards excluded from the computation of diluted earnings per share:
Anti-dilutive (2)	7,979,821	1,846,374	7,482,868	1,928,638
Market-based (3)	2,045,725	924,438	2,045,725	924,438

(1)
For the three and six months ended June 30, 2016, we have excluded the effect of stock options and common stock awards from the computation of diluted earnings per share because of the anti-dilutive effect of our reported net loss.

(2)	These stock options were anti-dilutive because their exercise price was greater than the average market price of Ocwen’s stock.

(3)	Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.
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
Corporate Items and Other. Corporate Items and Other includes revenues and expenses that are not directly related to other reportable segments, business activities that are individually insignificant, interest income on short-term investments of cash, interest expense on corporate debt and certain corporate expenses. New business activities that are currently insignificant include providing short-term inventory-secured floor plan loans to independent used car dealerships through our ACS venture and providing mortgage loans to investors to refinance existing rental properties or purchase foreclosed single-family homes and apartments for lease through our Liberty Rental Finance venture. In addition, Ocwen recently formed a wholly-owned captive reinsurance entity, CR Limited (CRL) and signed a quota share re-insurance agreement with a third-party insurer related to coverage on foreclosed real estate properties owned or serviced by Ocwen.
We allocate interest income and expense to each business segment for funds raised or for funding of investments made, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. We also allocate expenses generated by corporate support services to each business segment.
Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
Three months ended June 30, 2016
Revenue (1)	$325,120	$35,376	$12,558	$—	$373,054

Expenses (1) (2)	260,275	28,657	96,086	—	385,018

Other income (expense):
Interest income	(15)	4,204	951	—	5,140
Interest expense	(81,197)	(3,697)	(6,139)	—	(91,033)
Gain on sale of mortgage servicing rights, net	853	—	—	—	853
Other (1)	806	308	(508)	—	606
Other income (expense), net	(79,553)	815	(5,696)	—	(84,434)

Income (loss) before income taxes	$(14,708)	$7,534	$(89,224)	$—	$(96,398)

Three months ended June 30, 2015
Revenue (1)	$423,207	$39,312	$755	$(23)	$463,251

Expenses (1) (2)	284,413	26,586	41,276	(23)	352,252

Other income (expense):
Interest income	686	3,547	805	—	5,038
Interest expense	(116,101)	(2,163)	(6,633)	—	(124,897)
Gain on sale of mortgage servicing rights, net	30,306	—	—	—	30,306
Other (1)	(9,106)	335	(175)	—	(8,946)
Other income (expense), net	(94,215)	1,719	(6,003)	—	(98,499)

Income (loss) before income taxes	$44,579	$14,445	$(46,524)	$—	$12,500

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Six months ended June 30, 2016
Revenue (1)	$632,547	$58,660	$12,604	$—	$703,811

Expenses (1) (2)	537,171	50,457	126,047	—	713,675

Other income (expense):
Interest income	(161)	7,815	1,676	—	9,330
Interest expense	(177,670)	(7,145)	(12,307)	—	(197,122)
Gain on sale of mortgage servicing rights, net	2,028	—	—	—	2,028
Other (1)	(2,537)	659	(1,017)	—	(2,895)
Other income (expense), net	(178,340)	1,329	(11,648)	—	(188,659)

Income (loss) before income taxes	$(82,964)	$9,532	$(125,091)	$—	$(198,523)

Six months ended June 30, 2015
Revenue (1)	$894,332	$77,059	$2,362	$(58)	$973,695

Expenses (1) (2)	622,325	50,372	57,971	(58)	730,610

Other income (expense):
Interest income	2,057	7,143	1,413	—	10,613
Interest expense	(226,730)	(4,802)	(12,761)	—	(244,293)
Gain on sale of mortgage servicing rights, net	56,712	—	—	—	56,712
Other (1)	(12,746)	1,401	557	—	(10,788)
Other income (expense), net	(180,707)	3,742	(10,791)	—	(187,756)

Income (loss) before income taxes	$91,300	$30,429	$(66,400)	$—	$55,329

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
June 30, 2016	$3,630,920	$3,424,801	$432,531	$—	$7,488,252

December 31, 2015	$4,089,064	$2,811,154	$480,090	$—	$7,380,308

June 30, 2015	$5,003,108	$2,381,119	$585,023	$—	$7,969,250

(1)	Inter-segment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered.

(2)	Depreciation and amortization expense are as follows:

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
For the three months ended June 30, 2016
Depreciation expense	$1,206	$65	$5,539	$6,810
Amortization of mortgage servicing rights	8,269	78	—	8,347
Amortization of debt discount	178	—	—	178
Amortization of debt issuance costs	2,889	—	332	3,221

For the three months ended June 30, 2015
Depreciation expense	$513	$92	$3,470	$4,075
Amortization of mortgage servicing rights	31,499	87	—	31,586
Amortization of debt discount	337	—	—	337
Amortization of debt issuance costs	3,183	—	373	3,556

For the six months ended June 30, 2016
Depreciation expense	$2,340	$136	$9,374	$11,850
Amortization of mortgage servicing rights	20,994	159	—	21,153
Amortization of debt discount	383	—	—	383
Amortization of debt issuance costs	5,822	—	676	6,498

For the six months ended June 30, 2015
Depreciation expense	$1,042	$197	$7,181	$8,420
Amortization of mortgage servicing rights	69,903	177	—	70,080
Amortization of debt discount	693	—	—	693
Amortization of debt issuance costs	6,606	—	705	7,311
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
In the current regulatory environment, we have faced and expect to continue to face increased regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of the changing environment in which we operate. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to any of the following (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or (viii) inability to execute on our business strategy. In addition to amounts paid to resolve regulatory matters, we could be required to pay for the costs of third party firms to monitor our compliance with such resolutions. We have recognized $147.5 million in such third party monitoring costs from January 1, 2014 through June 30, 2016 in connection with our settlements with the California Department of Business Oversight (CA DBO) and the New York Department of Financial Services (NY DFS) and in connection with our National Mortgage Settlement.

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
The CFPB directly affects the regulation of residential mortgage servicing in a number of ways. First, the CFPB has rule making authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA and RESPA, as reflected in the new rules for servicing and origination that went into effect in 2014, and the TILA/RESPA Integrated Disclosure rules, also known as TRID. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans. Accordingly, we are subject to supervision, examination and enforcement by the CFPB. As previously disclosed, Ocwen has received several Civil Investigative Demands or investigative subpoenas from the CFPB seeking information about our servicing practices to which we have responded. Recently, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the CFPB under which the CFPB has (1) notified us that the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against us relating to compliance with federal laws pertaining to our servicing practices and (2) provided us with the opportunity to make a NORA submission, which is a written statement setting forth reasons of law, policy and fact as to why we do not believe such action is appropriate. We understand that a NORA letter from the CFPB staff is intended to ensure that potential subjects of enforcement actions have the opportunity to present their positions to the CFPB before an enforcement action is recommended or commenced. We intend to submit a NORA submission detailing why such action would not be appropriate and we are committed to resolving any potential concerns of the CFPB. If the CFPB were to bring an enforcement action against us, the resolutions of such action could have a material adverse impact on our business, reputation, financial condition and results of operations.
We expect to continue to invest significantly in our operational platform and risk and compliance management systems in order to comply with these laws and regulations. Furthermore, there may be additional federal or state laws enacted that place additional obligations on servicers and originators of residential mortgage loans.
Ocwen has various subsidiaries, including OLS, Homeward and Liberty, that are licensed to originate and/or service forward and reverse mortgage loans in the jurisdictions in which they operate. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as examinations as to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or ultimately a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. The most restrictive of these net worth requirements is based on the outstanding UPB of the owned and subserviced portfolio of OLS and was $500.6 million at June 30, 2016. We believe our licensed entities are currently in compliance with all of their minimum net worth requirements.
OLS, Homeward and Liberty are also parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at June 30, 2016. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on our business.

Transfers of mortgage servicing are subject to regulation under federal consumer finance laws, including CFPB rules implementing RESPA that require servicers to, among other things, maintain policies and procedures that are reasonably designed to facilitate the transfer of accurate information and documents during mortgage servicing transfers and properly evaluate loss mitigation applications that are in process at the time of transfer. The CFPB has advised mortgage servicers that its examiners will be carefully reviewing servicers’ compliance with these and other regulations applicable to servicing transfers, and state mortgage regulators have supervisory power over any licensed institutions involved in a transaction. Accordingly, we have been and will be required to devote time and resources to ensuring compliance and engaging with such regulators in connection with our recent sales of MSRs and any future transfers of mortgage servicing.
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
Note 18 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.0 billion at June 30, 2016. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $614.4 million and $25.9 million in connection with our forward and reverse mortgage loan interest rate lock commitments, respectively, outstanding at June 30, 2016.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. Excluding expenses of internal or external legal counsel, we have accrued $58.8 million as of June 30, 2016 for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at June 30, 2016.
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

We are party to a small number of proceedings brought derivatively by purported shareholders. To address the claims in those proceedings, the independent directors of the Board established a Special Litigation Committee to investigate the purported shareholders’ allegations. That Committee was given authority to decide what action, if any, to take with regard to the potential legal claims identified by those purported shareholders. On April 21, 2016, after completion of its investigation, the Committee informed the Company of its conclusion that pursuit of the various legal claims identified by shareholders would not be in the best interests of the Company. The Company subsequently filed a motion to dismiss the consolidated derivative action. If our efforts to defend these derivative matters are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
OFC, OLS, and Homeward have reached an agreement in principle to settle the following previously disclosed litigation matters: U.S. Ex rel. Fisher v. Homeward Residential, Inc., et al and U.S. Ex rel. Fisher v. Ocwen Loan Servicing, LLC, et al (the Fisher Cases). On June 22, 2016, the parties advised the Court of the settlement in principle. The Court has therefore adjourned the trials, pending approval of the final settlement. The Fisher Cases involved allegations bought by private citizens on behalf of the United States that alleged in substance that Ocwen violated the False Claims Act by falsely certifying as to compliance with applicable laws and regulations in connection with our participation in the United States Treasury’s HAMP and FHA insurance programs. The complaints in the Fisher Cases sought damages including (i) an award equal to three times the total HAMP incentive and FHA insurance payments made by the United States on Ocwen serviced loans and (ii) statutory penalties of between $5,500 and $11,000 per alleged false claim. The United States Department of Justice has agreed to seek final approval of the settlement in principle. Subject to documentation of a definitive settlement and final approval by the United States, the settlement includes the following terms:

•	No admission of liability or wrongdoing by Ocwen;

•	Payment of $15.0 million to the United States and $15.0 million for the private citizens’ attorneys’ fees and costs.
Ocwen agreed to the settlement, notwithstanding its belief that it has sound legal and factual defenses, in order to avoid the uncertain outcome of two trials and the additional expense and management time involved. Accordingly, we have accrued $30.0 million as of June 30, 2016 with respect to the settlement in principle because we believe this amount is both probable and reasonably estimable based on current information. There can be no assurance that the settlement in principle will be finalized and approved by the United States and the Court. In the event the settlement in principle is not ultimately finalized and approved, the Fisher Cases would continue and we would vigorously defend the allegations made against Ocwen. If our efforts to defend were not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
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
Regulatory
We are subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, requests for information and other actions. Where we determine that a loss contingency is probable in connection with a regulatory matter and the amount of our loss can be reasonably estimated, we record an accrual for the loss. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to regulatory matters that materially exceed any accrued amount. Predicting the outcome of any regulatory matter is inherently difficult and we generally cannot predict the eventual outcome of any regulatory matter or the eventual loss, if any, associated with the outcome.
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
In December 2014, Ocwen reached a settlement with the NY DFS related to this investigation and entered into a consent order (the NY Consent Order) with the NY DFS to reflect such settlement. The settlement contained monetary and non-monetary provisions including the payment of a civil monetary penalty of $100.0 million and restitution in the amount of $50.0 million to certain New York borrowers and the appointment of an independent Operations Monitor for a two-year period ending March 2017, extendable for one year at the discretion of the NY DFS. We must pay all reasonable and necessary costs of the Operations Monitor.
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
In addition, the CA DBO has selected an independent third-party auditor (the CA Auditor) to assess OLS’ compliance with laws and regulations impacting California borrowers for an initial term of two years ending July 2017, extendable at the discretion of the CA DBO. OLS must pay all reasonable and necessary costs of the CA Auditor. The CA Auditor will report periodically on its findings and progress and OLS must submit to the CA DBO a written plan to address and implement corrective measures and address any deficiencies identified by the CA Auditor.
We continue to work with the CA Auditor. As part of the CA Auditor’s work, from time to time the CA Auditor and the CA DBO have made observations regarding our compliance with various regulations and legal requirements, including the Consent Order. As part of these observations, the CA DBO has informed us of its position that certain onboarding activities relating to new California originations in 2015 were prohibited by the Consent Order and represent a material breach of the agreement. We disagree with this position. Given that we have already made adjustments to our processes for California originations, the CA DBO has not asked us to make any additional changes to such processes at this time. The CA DBO has also raised similar concerns related to our on-boarding of loans subject to subservicing agreements. The CA DBO is still evaluating this activity as it relates to the Consent Order. The CA DBO has not asked us to cease any subservicing activities, and these activities are not material to our overall operations. However, it is possible that the CA DBO could determine to take action against us, which could subject us to financial penalties or other regulatory action, and it is possible that the CA Auditor or the CA DBO could allege that other activities do not comply with California laws or regulations, which could also result in regulatory action against us.
We have recently engaged in discussions with the CA DBO regarding the possibility of resolving certain matters relating to OLS’ servicing practices and early termination of the Consent Order, which would also terminate the CA Auditor engagement. We have not reached any agreement with the CA DBO and cannot predict whether or when we may reach such an agreement; however, we have offered to pay $15.0 million to the CA DBO to settle and terminate the Consent Order, and therefore, pursuant to ASC 450, we have accrued this amount in our financial statements as of June 30, 2016. Whether or not we reach an agreement after discussions with the CA DBO, it is possible that we could incur losses that materially exceed this amount, which could have a material adverse impact our on our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss above amounts that have been recorded as of June 30, 2016.
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
In December 2014, OMSO identified two issues involving our compliance with the Ocwen National Mortgage Settlement. The first concerned the adequacy and independence of our IRG, which is responsible for reporting on our compliance with the settlement. The second concerned the letter dating issues discussed above. OMSO’s reports since then have identified the steps we have taken to remediate these issues and acknowledged Ocwen’s cooperation. OMSO’s most recent compliance report, dated April 28, 2016, covering the first two quarters of 2015, indicated that the IRG performed its work in all material respects as required under the National Mortgage Settlement. OMSO further noted that the letter-dating issues are subject to the global CAP discussed above, which OMSO deemed completed. That report further indicated that Ocwen did not fail any metrics in the first two quarters of 2015. In the same report, OMSO indicated that Ocwen completed all Consumer Relief required under the National Mortgage Settlement, crediting Ocwen with over $2.1 billion in consumer relief credits, which exceeded Ocwen’s obligations.

We continue to work with OMSO on ongoing testing and CAPs. While, to date, these issues have not resulted in financial or other penalties, if we are found to have breached the Ocwen National Mortgage Settlement, we could become subject to financial penalties or other regulatory action could be taken against us.
Securities and Exchange Commission
In February 2015, we received a letter from the New York Regional Office of the SEC (the Staff) informing us that it was conducting an investigation relating to the use of collection agents by mortgage loan servicers. The letter requested that we voluntarily produce documents and information. We believe that the February 2015 letter was also sent to other companies in the industry. On February 11, 2016, we received a letter from the Staff informing us that it was conducting an investigation relating to fees and expenses incurred in connection with liquidated loans and REO properties held in non-agency RMBS trusts. The letter requested that we voluntarily produce documents and information. We are cooperating with the Staff on these matters.
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
We also have regular engagements with not only our state financial regulators, but also the attorneys general in the various states and the CFPB to address individual borrower complaints that they bring to our attention, or to respond to information requests and other inquiries. On occasion, we also engage with U.S. attorneys. Many of these matters are brought to our attention as a complaint that the entity is investigating, although some are formal investigations or proceedings. Ocwen is currently in receipt of one Civil Investigative Demand from the Massachusetts Attorney’s General Office and two subpoenas from the Office of the United States Attorney for the District of Massachusetts seeking information about our servicing practices in addition to the regulatory matters discussed above under Note 17 – Regulatory Requirements, including the recent NORA letter from the CFPB.
To the extent that an examination, monitorship, audit or other regulatory engagement results in an alleged failure by us to comply with applicable law, regulation or licensing requirement, or if allegations are made that we have failed to comply with the commitments we have made in connection with our regulatory settlements or if other regulatory actions of a similar or different nature are taken in the future against us, this could lead to (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital and (viii) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition, liquidity and results of operations.
Loan Put-Back and Related Contingencies
We have exposure to origination representation, warranty and indemnification obligations because of our lending, sales and securitization activities and in connection with our servicing practices. At June 30, 2016 and June 30, 2015, we had outstanding representation and warranty repurchase demands of $72.5 million UPB (354 loans) and $120.3 million (607 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.

The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and similar indemnification obligations for the six months ended June 30:

	2016	2015
Beginning balance	$36,615	$132,918
Provision for representation and warranty obligations	(263)	(1,736)
New production reserves	354	469
Payments made in connection with sales of MSRs	—	(29,736)
Charge-offs and other (1)	(3,364)	(14,852)
Ending balance	$33,342	$87,063

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at June 30, 2016.
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
Note 20 – Subsequent Events
On July 19, 2016, following the receipt of proceeds in connection with the sale of MSRs relating to non-performing and re-performing loans with a UPB of approximately $3.3 billion, we repaid $26.3 million of our SSTL. Following the repayment, a remaining balance of approximately $342.7 million was outstanding under our SSTL.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts and unless otherwise indicated)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Form 10-Q, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such uncertainties. You should bear these factors in mind when considering such statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward looking statements, and this may happen again. You should consider all uncertainties and risks discussed or referenced in this report, including those under “Forward-Looking Statements” and Item 1A, Risk Factors, as well as those discussed in our other reports and filings with the SEC, including those in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly and Current Reports on Form 10-Q and Form 8-K, respectively, since such date.
OVERVIEW
We are a financial services company that services and originates loans.
We are a leader in the servicing industry in foreclosure prevention and loss mitigation, which helps families stay in their homes and improves financial outcomes for loan investors. Our leadership in the industry is evidenced by our high cure rate for delinquent loans and above average rate of continuing performance by homeowners whose loans we have modified. Ocwen has provided more loan modifications under the Federal Government’s Home Affordable Modification Program (HAMP) than any other mortgage servicer and 49% more than has the next highest servicer, according to data published in the U.S. Treasury’s Making Home Affordable First Quarter 2016 Program Performance Report. Overall, Ocwen completed nearly 680,000 loan modifications from January 1, 2008 through June 30, 2016.
We primarily originate, purchase, sell and securitize conventional and government-insured forward mortgage loans and reverse mortgages.
As discussed in further detail under “Operations Summary” and “Segment Results of Operations” below, the key driver of our operating results for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, was lower servicing revenue, resulting from a decrease in the total UPB of our residential servicing portfolio from $321.7 billion as of June 30, 2015 to $229.3 billion as of June 30, 2016, driven largely by the execution of our strategy to sell certain of our Agency MSRs, coupled with normal portfolio runoff, that was not accompanied by a corresponding decrease in expenses.
In order to be profitable, we will need to decrease our expenses so that they are more appropriately aligned with our reduced revenue profile. Pursuant to the cost improvement initiative that we announced in 2015, we are focused on reducing our servicing costs in line with our reduced residential servicing portfolio through productivity improvements and other expense reductions. Initiatives include further rationalization of our U.S. based headcount, where we expect further reductions as we shift activities to our lower cost off-shore locations, continuing reductions in servicing advance and receivable charge-offs as we simplify our operations and implement process improvements, reducing our reliance on third-party service providers for facilities management, technology infrastructure management and support services and optimizing our purchased services spend. Rightsizing our servicing operations will lag the reductions in our servicing portfolio as workforce and servicing operations adjustments require time to implement properly. In addition, we take our commitments to enhancing the borrower experience, strengthening our risk and compliance infrastructure and delivering strong loss mitigation results very seriously and, accordingly, we will continue to make appropriate investments in those important areas even as we optimize our cost structure through productivity improvements and other initiatives.
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

With respect to our servicing business, our recent regulatory settlements have significantly limited our ability to grow our servicing portfolio, which naturally decreases over time through portfolio runoff. In order to grow our servicing portfolio through acquisitions, we will need to satisfy the conditions set forth in our consent orders with the NY DFS and CA DBO. At this time, it is not clear that there is a significant market for non-Agency MSR acquisitions, even if we were to be given the requisite approvals from the NY DFS and CA DBO to resume those types of transactions. Nonetheless, we believe our significant investments in our servicing operations, risk and compliance infrastructure over recent years will position us favorably relative to our peers should such transactions become available. The acquisition of MSRs requires capital investment, which could limit our ability to grow through acquisitions.
Our business continues to be impacted by our recent regulatory settlements and the current regulatory environment. We have faced, and expect to continue to face, regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess the implications of the regulatory environment in which we operate and to meet the requirements of the current environment. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our business, operating results and financial condition have been significantly impacted in recent periods by fees and settlements related to litigation and regulatory matters. To the extent we are unable to avoid, mitigate or offset similar expenses in future periods, our business, operating results and financial condition will continue to be adversely affected, even if we are successful in our ongoing efforts to optimize our cost structure and grow our revenue through investment in our lending business and new business ventures such as ACS or Liberty Rental Finance.
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

Operations Summary
The following table presents summarized consolidated operating results data for the periods ended June 30:

	Three Months		% Change	Six Months		% Change
	2016	2015		2016	2015
Revenue:
Servicing and subservicing fees	$307,262	$396,983	(23)%	$604,758	$843,524	(28)%
Gain on loans held for sale, net	27,857	45,132	(38)	43,429	89,636	(52)
Other revenues	37,935	21,136	79	55,624	40,535	37
Total revenue	373,054	463,251	(19)	703,811	973,695	(28)

Expenses	385,018	352,252	9	713,675	730,610	(2)

Other income (expense):
Interest expense	(91,033)	(124,897)	(27)	(197,122)	(244,293)	(19)
Gain on sale of mortgage servicing rights, net	853	30,306	(97)	2,028	56,712	(96)
Other, net	5,746	(3,908)	(247)	6,435	(175)	n/m
Total other expense, net	(84,434)	(98,499)	(14)	(188,659)	(187,756)	—

Income (loss) before income taxes	(96,398)	12,500	(871)	(198,523)	55,329	(459)
Income tax expense (benefit)	(9,180)	2,594	(454)	(104)	11,034	(101)
Net income (loss)	(87,218)	9,906	(980)	(198,419)	44,295	(548)
Net income attributable to non-controlling interests	(160)	(168)	(5)	(290)	(202)	44
Net income (loss) attributable to Ocwen stockholders	$(87,378)	$9,738	(997)	(198,709)	44,093	(551)

Segment income (loss) before income taxes:
Servicing	$(14,708)	$44,579	(133)%	$(82,964)	$91,300	(191)%
Lending	7,534	14,445	(48)	9,532	30,429	(69)
Corporate Items and Other	(89,224)	(46,524)	92	(125,091)	(66,400)	88
	$(96,398)	$12,500	(871)%	$(198,523)	$55,329	(459)%

Three Months Ended June 30, 2016 versus 2015
Servicing and subservicing fees for the second quarter of 2016 were $89.7 million, or 23%, lower than the second quarter of 2015, primarily as a result of executing on our strategy in 2015 to sell certain of our Agency MSRs, portfolio runoff and a decline in modifications. During the second quarter of 2015, we recognized $30.3 million in net gains on the sale of MSRs relating to loans with a UPB of $55.3 billion.
Gains on loans held for sale for the second quarter of 2016 were $17.3 million, or 38%, lower than the second quarter of 2015. Gains from our lending operations decreased $8.9 million primarily due to a $130.2 million volume decline in the higher yielding forward lending retail channel, in part due to the sale of our Agency MSRs, which reduces recapture (our ability to convert borrowers in our current servicing portfolio into newly originated loans), and lower margins in all forward lending channels. This was partially offset by improved margins in reverse lending. In our Servicing business, gains on sales of loans declined by $8.1 million.
Expenses were $32.8 million, or 9%, higher in the second quarter of 2016 as compared to the second quarter of 2015. Excluding MSR amortization and valuation adjustments and monitor expenses, expenses were $5.6 million, or 2%, lower in the second quarter of 2016 as compared to the second quarter of 2015. This decline reflects our progress implementing cost improvement initiatives. Compensation and benefits expense declined as average headcount declined by 10%, including an 11% reduction in U.S.-based headcount, principally in our Servicing business where headcount declined by 17%, including a 29% reduction in the U.S. Technology and communications expenses declined 21% primarily as a consequence of our decision to reduce our dependence on third-party service providers and bring a greater proportion of our technology services in-house. However, the decline in Technology and communications expenses was offset in large part by an increase in technology-related Compensation and benefits. Occupancy and equipment expenses declined by 28%, largely because of the effect of the decline in the size of the servicing portfolio on various expenses, particularly postage and other delivery services, and the effect of the declines in headcount. Professional services expense was $49.0 million, or 68%, higher in the second quarter of 2016 as compared to the second quarter of 2015. Professional services expense for the second quarter of 2016 includes a $30.0 million charge to establish an accrual in connection with the settlement in principle of the Fisher Cases. We also accrued $15.0 million as of June 30, 2016 in connection with our discussions with the CA DBO regarding the possibility of resolving certain matters relating to OLS’ servicing practices and early termination of the CA DBO Consent Order, which would also terminate the CA Auditor engagement. Professional services expense for the second quarter of 2015 includes $15.8 million of financial and legal advisory fees incurred in connection with evaluating adjustments to our capital structure and exploring other strategic options.
MSR amortization and valuation adjustments and monitor expenses increased $38.4 million. MSR amortization and valuation adjustments (including both fair value adjustments and impairment charges), increased $16.5 million principally due to an increase in impairment charges related to our government insured MSRs driven by lower mortgage rates partially offset by the effects of portfolio runoff and MSR sales. Monitor expenses increased $21.9 million as compared to the second quarter of 2015 primarily as a result of costs related to the CA Auditor.
Interest expense for the second quarter of 2016 declined $33.9 million, or 27%, as compared to the second quarter of 2015 primarily as a result of declines in the value of the NRZ financing liability and lower SSTL borrowings as a result of principal prepayments, including both voluntary prepayments and required prepayments from proceeds of sales of MSRs, principally during 2015.
Six Months Ended June 30, 2016 versus 2015
Servicing and subservicing fees declined $238.4 million, or 28%, in the six months ended June 30, 2016 as compared to the same period of 2015. This decline is primarily due to sales of Agency MSRs in 2015, portfolio runoff and a lower modification volume. We recognized $56.7 million of net gains on sales of MSRs during the first six months of 2015 relating to loans with a UPB of $64.3 billion. For the full year ended December 31, 2015, we sold MSRs relating to loans with a combined UPB of $87.6 billion.
Gains on loans held for sale for the six months ended June 30, 2016 declined $46.2 million, or 52%, as compared to the six months ended June 30, 2015. Gains from our lending operations decreased $21.8 million primarily due to lower forward lending origination volume in the higher yielding retail channel, in part due to the sale of our Agency MSRs, and lower margins in all forward lending channels. In our servicing business, gains on sales of loans declined by $23.8 million.
Expenses were $16.9 million, or 2%, lower in the first six months of 2016 as compared to the first six months of 2015. Excluding MSR amortization and valuation adjustments and monitor expenses, expenses were $58.9 million, or 10%, lower in the first six months of 2016 as compared to the same period in 2015, reflecting our progress to date implementing cost improvement initiatives. A decline of 10% in average headcount, including a 12% decline in US headcount, driven by a 16% reduction in average headcount of our Servicing business, including a 29% decline in U.S.-based headcount, resulted in lower Compensation and benefits. Declines in Technology and communications expenses were largely offset by increases in technology-related Compensation and benefits expense, as noted above. The declines in the size of the servicing portfolio and headcount resulted in lower Occupancy and equipment expenses. Professional services expense for the six months ended June 30, 2016 was $63.0 million, or 49%, higher than the six months ended June 30, 2015. Professional services expense for the first six months of 2016 includes the accrual for $30.0 million settlement in principle of the Fisher Cases as well as the $15.0 million accrual in connection with our discussions with the CA DBO. Professional strategic advisory costs incurred during the six months ended June 30, 2015 were $24.2 million.
MSR amortization and valuation adjustments and monitor expenses increased $42.0 million. MSR amortization and valuation adjustments (including both fair value adjustments and impairment charges) decreased $0.9 million due to the effects of portfolio runoff and MSR sales which were offset by an increase in impairment charges related to our government insured MSRs. Monitor expenses for the first six months of 2016 were $42.9 million higher than the same period last year, primarily as a result of costs related to the CA Auditor.
Interest expense for the six months ended June 30, 2016 decreased $47.2 million, or 19%, as compared to the same period of 2015 primarily due to declines in the value of the NRZ financing liability and lower SSTL borrowings as a result of principal prepayments, including voluntary and required prepayments from proceeds of sales of MSR, primarily during 2015.
Although we incurred a pre-tax loss of $198.5 million for the six months ended June 30, 2016, we recorded only an insignificant income tax benefit because the tax benefit recorded on the pre-tax loss is reduced by additional valuation allowance. In addition, the mix of earnings among different tax jurisdictions with different statutory tax rates impacts the amount of the tax benefit or expense recorded. Finally, we recognized income tax expense related to uncertain tax positions.

The overall effective tax rate for the six months ended June 30, 2016 has changed significantly from the effective tax rate at December 31, 2015 because we recorded a full valuation allowance on our net deferred tax assets during the fourth quarter of 2015.
Financial Condition Summary
The following table presents summarized consolidated balance sheet data at the dates indicated.

	June 30, 2016	December 31, 2015	% Change
Cash	$218,915	$257,272	(15)%
Mortgage servicing rights	1,047,142	1,138,569	(8)
Advances and match funded advances	1,943,675	2,151,066	(10)
Loans held for sale	401,790	414,046	(3)
Loans held for investment - Reverse mortgages, at fair value	3,057,564	2,488,253	23
Other assets	819,166	931,102	(12)
Total assets	$7,488,252	$7,380,308	1%

Total assets by segment:
Servicing	$3,630,920	$4,089,064	(11)%
Lending	3,424,801	2,811,154	22
Corporate Items and Other	432,531	480,090	(10)
	$7,488,252	$7,380,308	1%

Match funded liabilities	$1,431,381	$1,584,049	(10)%
Financing liabilities	3,568,017	3,089,255	15
Other secured borrowings	737,512	762,411	(3)
Senior unsecured notes	346,179	345,511	—
Other liabilities	752,011	744,444	1
Total liabilities	6,835,100	$6,525,670	5%

Total liabilities by segment:
Servicing	$2,975,473	$3,417,727	(13)%
Lending	3,319,108	2,751,667	21
Corporate Items and Other	540,519	356,276	52
	$6,835,100	$6,525,670	5%

Total equity	653,152	854,638	(24)
Changes in the composition and balance of our assets and liabilities during the six months ended June 30, 2016 are principally attributable to Loans held for investment and Financing liabilities which increased as a result of our reverse mortgage securitizations accounted for as secured financings. Match funded liabilities declined consistent with lower advances and match funded advances on a declining servicing portfolio. Total equity declined as a result of the net loss we incurred for the six months ended June 30, 2016 and our repurchase of 991,985 shares of Ocwen’s common stock during the first quarter.
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
We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. The owners of MSRs may choose to hire Ocwen as a subservicer or special servicer instead of servicing the MSRs themselves for a variety of reasons, including not having a servicing platform or not having the necessary capacity or expertise to service some or all of their MSRs. In a subservicing context, where Ocwen does not own the MSRs, we may be engaged to perform all of the servicing functions previously described or it could be a limited engagement (e.g., subservicing only non-performing mortgage loans). As a subservicer, we may be obligated to make servicing advances, though most subservicing agreements provide for more rapid reimbursement of any advances from the owner of the servicing rights than if we were the servicer. Special servicing engagements typically involve portfolios of delinquent or defaulted mortgage loans, which require more specialized work than better-performing mortgage loans and may involve one or more loss mitigation strategies or taking properties through the foreclosure process. We typically earn subservicing and special servicing fees either as a percentage of UPB or on a per loan basis.
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

The following table summarizes our key ratings by these rating agencies:

	Moody’s	Morningstar	S&P	Fitch
Residential Prime Servicer	SQ3-	MOR RS3	Below Average	RPS3-
Residential Subprime Servicer	SQ3-	MOR RS3	Below Average	RPS3-
Residential Special Servicer	SQ3-	MOR RS3	Below Average	RSS3-
Residential Second/Subordinate Lien Servicer	SQ3-	—	Below Average	RPS3-
Residential Home Equity Servicer	—	—	—	RPS3-
Residential Alt A Servicer	—	—	—	RPS3-
Master Servicing	SQ3	—	Below Average	RMS3-
Ratings Outlook	N/A	Negative	Stable	Stable

Date of last action	September 8, 2015	February 6, 2015	September 29, 2015	February 9, 2016
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

The following table presents selected results of operations of our Servicing segment for the periods ended June 30. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
Revenue
Servicing and subservicing fees:
Residential	$304,972	$394,171	(23)%	$600,832	$838,074	(28)%
Commercial	2,427	2,751	(12)	4,208	5,322	(21)
	307,399	396,922	(23)	605,040	843,396	(28)
Gain on loans held for sale, net	6,816	14,912	(54)	5,963	29,790	(80)
Other revenues	10,905	11,373	(4)	21,544	21,146	2
Total revenue	325,120	423,207	(23)	632,547	894,332	(29)

Expenses
Compensation and benefits	45,580	62,440	(27)	92,748	123,966	(25)
Amortization of mortgage servicing rights	8,269	31,499	(74)	20,994	69,903	(70)
Servicing and origination	78,905	49,948	58	171,879	149,516	15
Technology and communications	13,328	24,776	(46)	28,664	48,620	(41)
Professional services	35,995	33,068	9	69,387	61,711	12
Occupancy and equipment	14,536	22,886	(36)	34,714	41,825	(17)
Other	63,662	59,796	6	118,785	126,784	(6)
Total expenses	260,275	284,413	(8)	537,171	622,325	(14)

Other income (expense)
Interest income	(15)	686	(102)	(161)	2,057	(108)
Interest expense	(81,197)	(116,101)	(30)	(177,670)	(226,730)	(22)
Gain on sale of mortgage servicing rights, net	853	30,306	(97)	2,028	56,712	(96)
Other, net	806	(9,106)	(109)	(2,537)	(12,746)	(80)
Total other expense, net	(79,553)	(94,215)	(16)	(178,340)	(180,707)	(1)

Income (loss) before income taxes	$(14,708)	$44,579	(133)%	$(82,964)	$91,300	(191)%

The following tables provide selected operating statistics at or for the three months ended June 30:

	2016	2015	% Change
Residential Assets Serviced
Unpaid principal balance (UPB):
Performing loans (1)	$201,912,663	$279,998,076	(28)%
Non-performing loans	22,362,029	35,239,635	(37)
Non-performing real estate	5,001,309	6,432,868	(22)
Total (2)	$229,276,001	$321,670,579	(29)%

Conventional loans (3)	$70,129,116	$131,618,963	(47)%
Government-insured loans	24,420,007	35,260,315	(31)
Non-Agency loans	134,726,878	154,791,301	(13)
Total	$229,276,001	$321,670,579	(29)%

Percent of total UPB:
Servicing portfolio	94%	83%	13%
Subservicing portfolio	6	17	(65)
Non-performing assets	12	13	(8)

Count:
Performing loans (1)	1,370,064	1,844,373	(26)%
Non-performing loans	110,369	176,101	(37)
Non-performing real estate	26,057	33,780	(23)
Total (2)	1,506,490	2,054,254	(27)%

Conventional loans (3)	401,104	763,887	(47)%
Government-insured loans	177,587	244,884	(27)
Non-Agency loans	927,799	1,045,483	(11)
Total	1,506,490	2,054,254	(27)%

Percent of total count:
Servicing portfolio	95%	89%	7%
Subservicing portfolio	5	11	(55)
Non-performing assets	9	10	(10)

	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
Residential Assets Serviced
Average UPB:
Servicing portfolio	$219,918,121	$318,725,760	(31)%	$223,464,275	$336,374,282	(34)%
Subservicing portfolio	13,050,436	39,541,118	(67)	15,019,138	38,917,894	(61)
Total	$232,968,557	$358,266,878	(35)%	$238,483,413	$375,292,176	(36)%

Prepayment speed (average CPR) (4)	14%	16%	(13)%	13%	15%	(13)%
% Voluntary	79	82	(4)	78	81	(4)

	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
% Involuntary	21	18	17	22	19	16
% CPR due to principal modification	1	2	(50)	2	2	—

Average count:
Servicing portfolio	1,450,656	2,011,597	(28)%	1,470,887	2,117,756	(31)%
Subservicing portfolio	77,414	229,854	(66)	87,563	228,965	(62)
	1,528,070	2,241,451	(32)%	1,558,450	2,346,721	(34)%

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$234,291	$296,062	(21)%	$471,890	$626,511	(25)%
Subservicing	5,256	15,309	(66)	12,495	33,650	(63)
	239,547	311,371	(23)	484,385	660,161	(27)
HAMP fees	33,486	41,203	(19)	56,108	76,379	(27)
Late charges	17,380	20,137	(14)	35,906	44,153	(19)
Loan collection fees	6,974	8,917	(22)	14,093	18,468	(24)
Other	7,585	12,543	(40)	10,340	38,913	(73)
	$304,972	$394,171	(23)%	$600,832	$838,074	(28)%

Number of Completed Modifications
HAMP	10,941	11,323	(3)%	18,640	23,275	(20)%
Non-HAMP	8,788	11,849	(26)	17,693	24,907	(29)
Total	19,729	23,172	(15)%	36,333	48,182	(25)%

	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
Financing Costs
Average balance of advances and match funded advances	$1,970,440	$2,873,848	(31)%	$2,037,767	$3,016,537	(32)%
Average borrowings
Match funded liabilities	1,485,302	1,877,385	(21)	1,521,644	1,929,200	(21)
Financing liabilities	655,263	773,440	(15)	668,278	790,740	(15)
Other secured borrowings	405,985	1,131,653	(64)	413,362	1,226,852	(66)
Interest expense on borrowings
Match funded liabilities	18,133	15,674	16	36,307	29,995	21
Financing liabilities	52,803	74,448	(29)	120,578	148,334	(19)
Other secured borrowings	9,018	23,565	(62)	18,283	43,843	(58)
Effective average interest rate (5)
Match funded liabilities	4.88%	3.34%	46	4.77%	3.11%	53
Financing liabilities (6)	32.23%	38.50%	(16)	36.09%	37.52%	(4)
Other secured borrowings	8.89%	8.33%	7	8.85%	7.15%	24
Facility costs included in interest expense	$8,890	$13,160	(32)	$17,566	$19,772	(11)
Average 1-month LIBOR	0.44%	0.18%	144	0.44%	0.18%	144

Average Employment
India and other	6,012	6,953	(14)%	6,092	6,964	(13)%
U. S.	1,462	2,066	(29)	1,499	2,120	(29)
Total	7,474	9,019	(17)%	7,591	9,084	(16)%

Collections on loans serviced for others	$10,406,084	$19,427,314	(46)%	$20,059,559	$37,991,305	(47)%

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Includes 614,930 and 678,029 subprime loans with a UPB of $98.8 billion and $112.0 billion at June 30, 2016 and June 30, 2015, respectively.

(3)	Includes 183,615 and 218,112 prime loans with a UPB of $34.9 billion and $43.8 billion at June 30, 2016 and June 30, 2015, respectively, that we service or subservice.

(4)	CPR, or the constant prepayment rate, measures loan prepayments as a percentage of the current outstanding loan balance expressed as a compound annual rate.

(5)	The effective average interest rates include the amortization of facility costs.

(6)
The effective average interest rate on the financing liability that we recognized in connection with the sales of Rights to MSRs to NRZ is 40.33% and 48.84% for the three months ended June 30, 2016 and 2015, respectively, and 45.03% and 47.88% for the six months ended June 30, 2016 and 2015. Interest expense on financing liabilities for the six months ended June 30, 2016 includes $10.5 million of fees incurred in connection with our agreement to compensate NRZ for certain increased costs associated with its servicing advance financing facilities that are the direct result of a downgrade of our S&P servicer rating.

The following table provides information regarding the changes in our portfolio of residential assets serviced or subserviced:

	Amount of UPB		Count
	2016	2015	2016	2015
Portfolio at January 1	$250,966,112	$398,727,727	1,624,762	2,486,038
Additions	1,531,715	2,246,103	7,969	10,864
Sales (1)	(34,643)	—	(126)	—
Servicing transfers	(6,745,819)	(3,267,861)	(34,506)	(27,980)
Runoff	(8,636,329)	(15,491,967)	(47,132)	(78,148)
Portfolio at March 31	$237,081,036	$382,214,002	1,550,967	2,390,774
Additions	2,079,670	2,340,063	9,843	12,116
Sales (1)	(179,110)	(43,692,860)	(831)	(247,760)
Servicing transfers	(458,189)	(3,926,601)	(1,547)	(22,091)
Runoff	(9,247,406)	(15,264,025)	(51,942)	(78,785)
Portfolio at June 30	$229,276,001	$321,670,579	1,506,490	2,054,254

(1)
Following the sale of MSRs, we may continue to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date for a reduced fee. We continue to include such loans in our reported portfolio until the servicing transfer date. On March 31, 2015, we completed the sale of Agency MSRs on a portfolio consisting of 76,000 loans with a UPB of $9.1 billion and continued to subservice the loans until the transfer was completed in April 2015. As of June 30, 2016, we were subservicing 14 loans with a UPB of $0.7 million on an interim basis relating to Non Agency MSRs that we sold during the second quarter. The servicing transfer on these loans was completed in July 2016. See Note 4 — Sales of Advances and MSRs and Note 8 – Mortgage Servicing to the Unaudited Consolidated Financial Statements.

Three Months Ended June 30, 2016 versus 2015
The key driver of our servicing segment operating results, as compared to the second quarter of 2015, was a $98.1 million decrease in total Servicing revenue, resulting from a 35% decline in the average UPB and a 32% decline in the average number of assets in our residential servicing and subservicing portfolio due to MSR sales and portfolio runoff that was not accompanied by an equally significant decline in operating expenses. In order to return to profitability, we will need to decrease our expenses to a level more appropriately aligned with our reduced revenue profile.
Revenue associated with delinquent loan resolution strategies declined in line with the 15% decline in completed modifications. The portion of modifications completed under HAMP as a percentage of total modifications increased to 55% for the second quarter of 2016 as compared to 49% in the second quarter of 2015. The HAMP program expires on December 31, 2016, with borrowers who have requested assistance or to whom an offer of assistance has been extended as of that date having until September 30, 2017 to finalize their modification. We recognized revenue of $56.3 million and $67.0 million during the second quarter of 2016 and 2015, respectively, in connection with loan modifications. Included in revenue for the second quarter of 2016 is $15.5 million related to the recently implemented streamlined modification process (Streamline HAMP). As of July 25, 2016, over 16,500 borrowers had made an initial payment under a plan, with 4,112 of those having converted to permanent modifications in the second quarter.
We estimate the balance of deferred servicing fees related to delinquent borrower payments was $423.0 million at June 30, 2016 compared to $488.5 million at June 30, 2015. We are contractually obligated to remit to NRZ all deferred servicing fees collected in connection with MSRs underlying Rights to MSRs. However, in addition to base servicing fees, we are entitled to performance fees that increase to the extent we collect deferred servicing fees. As such, the majority of the deferred servicing fees collected are recognized by us as additional revenue without a corresponding increase in interest expense related to the NRZ financing liability.
Expenses were $24.1 million, or 8%, lower in the second quarter of 2016 as compared to the second quarter of 2015.Excluding MSR amortization and valuation adjustments, expenses decreased by $40.7 million, or 16%. A 29% reduction in average U.S. based headcount and the migration of certain operations offshore, where we believe we realize cost efficiencies while maintaining operational effectiveness, enabled reductions in Compensation and benefits of $16.9 million and servicing-related outsourcing expenses of $2.3 million. We continue to review the efficiency of our servicing operations to take advantage of additional cost improvement strategies aimed at restoring the Servicing business to profitability and improving the borrower experience.

Excluding MSR valuation adjustments, we were able to reduce Servicing and origination expense by $10.8 million in the second quarter of 2016 through the execution of process improvements and simplification of our operations in connection with the sale of Agency MSRs. This reduction was achieved despite the accelerated recognition of $7.8 million of expenses related to our participation in HUD’s Aged Delinquent Portfolio Loan Sale (ADPLS) program. The impact of this expense was partially offset by a benefit in MSR amortization. ADPLS and other HUD loan sales programs are alternatives to the normal conveyance claim process in which a servicer must complete the foreclosure process and then convey the vacant, and potentially rehabilitated, home to FHA. Under ADPLS, the assignment of the loan to HUD by the servicer accelerates the receipt of claim proceeds by the servicer, significantly shortening the foreclosure and claim timelines and reducing related servicer expenses. HUD accepts and pools the resulting uninsured loans for resale through an auction process. The cancellation of the FHA insurance by HUD and sale of the uninsured loan delays the foreclosure process and gives the borrower more time and another chance to avoid foreclosure, options that may not have been feasible while the loans were insured. ADPLS differs from other HUD loan sale programs, in which Ocwen has participated on a smaller scale, in that the loans targeted for approval are over 3 years delinquent.
Occupancy and equipment expense declined $8.4 million principally because of a $5.6 million decline in the cost of postage and other delivery services. Costs charged through corporate overhead allocations, which are included in Other expense, declined $2.7 million (excluding a $12.3 million increase in technology allocations that was offset by the $11.4 million decline in Technology and communication costs).
MSR amortization and valuation adjustments (including both fair value adjustments and impairment charges) increased $16.5 million due to an increase in impairment charges related to our government insured MSRs driven by lower mortgage rates, offset in part by the effects of portfolio runoff and MSR sales, and the removal of the MSR for loans conveyed to HUD as part of the ADPLS process which resulted in a $6.0 million benefit in amortization. Declining interest rates typically result in increased prepayment activity for MSRs, which generally reduces the value of our MSRs as the underlying loans prepay faster. The fair value of our government-insured MSRs fell below their net carrying value, resulting in the recognition of an impairment charge of $9.1 million in the second quarter of 2016. In the second quarter of 2015, the fair value of our government-insured MSRs increased due to higher interest rates and we reversed $16.2 million of the valuation allowance.
Interest expense declined by $34.9 million, or 30%, in the second quarter of 2016 compared to the second quarter of 2015 due principally to a $24.5 million decrease in interest on the NRZ financing liabilities (offset by an increase of $4.3 million in additional payments to NRZ in connection with downgrades to our S&P servicer rating). In addition, interest expense on the SSTL decreased $14.5 million as a result of prepayments totaling $29.4 million during the six months ended June 30, 2016 and significant repayments during the year ended December 31, 2015. The effect of the decreases in average borrowings on interest expense was partially offset by an increase in 1-Month LIBOR, an increase in the margins on the interest rate indexes of our borrowings, higher fixed rates on the match funded term notes under our servicing advance financing facilities as compared to the adjustable rates on the variable funding notes and an increase in facility costs included in interest expense.
During the second quarter of 2016, we recognized net gains of $0.9 million in Other income on the sale of non-Agency MSRs relating to loans with a UPB of $179.9 million. Other income for the second quarter of 2015 includes net gains of $30.3 million recognized on the sale of Agency MSRs relating to loans with a UPB of $55.3 billion.
Six Months Ended June 30, 2016 versus 2015
Total Servicing revenue declined $261.8 million as the average UPB and the average number of assets in our residential servicing and subservicing portfolio declined by 36% and 34%, respectively, due to portfolio runoff and sales of MSRs completed in 2015. Revenue recognized in connection with loan modifications declined to $98.3 million for the six months ended June 30, 2016 as compared to $131.4 million for the same period in 2015 consistent with the 25% decline in completed modifications.
Expenses were $85.2 million, or 14%, lower in the first six months of 2016 as compared to the first six months of 2015. Excluding MSR amortization and valuation adjustments, expenses decreased by $84.3 million, or 17%, principally because of our progress to date in implementing cost improvement initiatives. The 29% reduction in average U.S. based headcount and the migration of certain operations offshore enabled reductions in compensation and benefits of $31.2 million and in servicing-related outsourcing expenses of $3.5 million. India and other non-U.S. based headcount declined by 14%. We were able to reduce Servicing and origination expense, excluding MSR valuation adjustments, by $25.7 million for the six months ended June 30, 2016 through process improvements and simplification of our operations facilitated in large part by the sale of Agency MSRs. Corporate technology allocations increased by $19.4 million, but this increase was offset by the $20.0 million decline in Technology and communication costs. The remaining corporate overhead allocations declined by $17.0 million, in large part because corporate overhead allocations in 2015 reflected investments made to expand our risk and compliance functions. Professional services increased by $7.7 million compared to the six months ended June 30, 2015 due primarily to the costs of defending ourselves in proceedings alleging violations of federal, state and local laws and regulations governing our servicing activities, including proceedings relating to our lender placed insurance arrangements.

MSR amortization and valuation adjustments (including both fair value adjustments and impairment charges), decreased $0.9 million because of the effects of portfolio runoff and MSR sales offset by an increase in impairment charges related to our government insured MSRs as a consequence of lower mortgage rates. The fair value of our government-insured MSRs fell below their carrying value during the six months ended June 30, 2016, resulting in the recognition of impairment charges of $39.0 million. During the six months ended June 30, 2015, we recognized impairment charges of $1.6 million on our government-insured MSRs.
Interest expense declined by $49.1 million, or 22%, for the six months ended June 30, 2016 as compared to the same period of 2015 due principally to a $36.3 million decrease in interest on the NRZ financing liabilities (offset by an increase of $10.5 million in additional payments to NRZ in connection with downgrades to our S&P servicer rating). In addition, interest expense on the SSTL decreased $25.7 million as a result of prepayments totaling $29.4 million during the six months ended June 30, 2016 and the $865.8 million of repayments made during 2015. The effect of the decreases in average borrowings on interest expense was partially offset by an increase in 1-Month LIBOR, an increase in the margins on the interest rate indexes of our borrowings, higher fixed rates on the match funded term notes under our servicing advance financing facilities as compared to the adjustable rates on the variable funding notes and an increase in facility costs included in interest expense.
During the six months ended June 30, 2016, we recognized net gains of $2.0 million in Other income on the sale of non-Agency MSRs relating to loans with a UPB of $214.4 million. Other income for the six months ended June 30, 2015 includes net gains of $56.7 million recognized on the sale of Agency MSRs relating to loans with a UPB of $64.3 billion.
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
Reverse mortgages are originated and purchased through our reverse lending operations under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae HMBS program. The reverse channel provides both current period and future period gain on sale revenue from new originations as well as from subsequent tail draws taken by the borrower. We have originated variable rate HECM loans under which the borrowers have additional borrowing capacity of $1.0 billion at June 30, 2016. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with these future draws. We recognize this Future Value over time as future draws are securitized or sold. At June 30, 2016, unrecognized Future Value is estimated to be $63.8 million.
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

The UPB of our loan production, by channel, is as follows:

	Correspondent	Wholesale	Retail	Total
Three months ended June 30, 2016
Forward loans	$539,618	$479,299	$94,024	$1,112,941
Reverse loans	93,918	73,147	39,888	206,953
Total	$633,536	$552,446	$133,912	$1,319,894

Six months ended June 30, 2016
Forward loans	$892,091	$835,179	$173,803	$1,901,073
Reverse loans	185,702	140,848	71,559	398,109
Total	$1,077,793	$976,027	$245,362	$2,299,182

Three months ended June 30, 2015
Forward loans	$510,809	$345,338	$224,220	$1,080,367
Reverse loans	84,058	114,724	47,226	246,008
Total	$594,867	$460,062	$271,446	$1,326,375

Six months ended June 30, 2015
Forward loans	$884,592	$650,406	$465,854	$2,000,852
Reverse loans	134,453	213,074	90,298	437,825
Total	$1,019,045	$863,480	$556,152	$2,438,677

The following table presents the results of operations of the Lending segment for the periods ended June 30. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change
Revenue
Gain on loans held for sale, net
Forward loans	$9,606	$19,961	(52)%	$22,666	$40,219	(44)%
Reverse loans	11,472	10,059	14	14,915	19,211	(22)
	21,078	30,020	(30)	37,581	59,430	(37)
Other	14,298	9,292	54	21,079	17,629	20
Total revenue	35,376	39,312	(10)	58,660	77,059	(24)

Expenses
Compensation and benefits	16,219	14,206	14	30,832	27,453	12
Amortization of mortgage servicing rights	78	87	(10)	159	177	(10)
Servicing and origination	4,159	2,187	90	6,366	3,795	68
Technology and communications	726	1,439	(50)	1,729	2,753	(37)
Professional services	504	484	4	673	982	(31)
Occupancy and equipment	1,832	1,527	20	2,868	2,587	11
Other	5,139	6,656	(23)	7,830	12,625	(38)
Total expenses	28,657	26,586	8	50,457	50,372	—

Other income (expense)
Interest income	4,204	3,547	19	7,815	7,143	9
Interest expense	(3,697)	(2,163)	71	(7,145)	(4,802)	49
Other, net	308	335	(8)	659	1,401	(53)
Other income, net	815	1,719	(53)	1,329	3,742	(64)

Income before income taxes	$7,534	$14,445	(48)%	$9,532	$30,429	(69)%
Three Months Ended June 30, 2016 versus 2015
Lending pre-tax income declined by $6.9 million, or 48%, in second quarter of 2016 as compared to the second quarter of 2015 due to a $15.8 million decrease in pre-tax income of the forward lending operations offset in part by an $8.8 million increase in pre-tax income of the reverse mortgage operations. Our forward lending operations incurred a $2.8 million pre-tax loss for the three months ended June 30, 2016 while our reverse lending operations generated pre-tax income of $10.3 million. Total funding decreased by $6.5 million, or 0.5%, due to a $39.1 million decrease in reverse lending origination volume offset by a $32.6 million increase in forward lending volume. Gains on loans held for sale, net decreased $8.9 million, or 30%, primarily due to the due to a $130.2 million volume decline in the higher yielding forward lending retail channel and lower margins in all forward lending channels. This was partially offset by higher margins in reverse lending.
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
Forward lending revenues decreased by $12.6 million, or 53%, from second quarter of 2015 levels to a total of $11.1 million. The decrease in revenue was driven by the $130.2 million decline in origination volume in the higher yielding retail channel and lower margins in all forward lending channels. Total forward mortgage originations increased to $1.1 billion, which was $32.6 million, or 3%, higher than originations in the second quarter of 2015. Forward lending expenses of $14.1 million represented an increase of $2.0 million, or 17%, from the second quarter of 2015, principally because of an increase in compensation and benefits due primarily to increased staffing for retail channel expansion and customer targeting and to the migration of certain functions in-house to reduce costs previously paid to third parties.
Reverse lending revenues of $24.3 million increased by $8.6 million, or 55%. Total expenses increased slightly in the second quarter of 2016. The increase in revenue was primarily due to higher margins and increased gains from higher tail draw volume. This increase was partially offset by a $39.1 million decrease in origination volume from the second quarter of 2015.
Six Months Ended June 30, 2016 versus 2015
Lending pre-tax income was $20.9 million, or 69%, lower in the first six months of 2016 as compared to the same period of 2015. Pre-tax income of the forward lending operations declined by $25.2 million while pre-tax income of the reverse mortgage operations improved by $4.3 million. Forward lending operations generated $2.5 million of pre-tax income for the six months ended June 30, 2016 and our reverse mortgage operations generated pre-tax income of $7.0 million. Total funding decreased by $139.5 million, or 6%, due to declines of $99.8 million and $39.7 million in forward and reverse lending origination volumes, respectively. Gains on loans held for sale, net decreased $21.8 million, or 37%, primarily due to the overall decline in both forward and reverse origination volume and lower margins in all forward lending channels and reverse lending.
Forward lending revenues of $25.3 million for the six months ended June 30, 2016 are $22.7 million, or 47%, lower than a year ago. The decline was driven by a $292.1 million decline in origination volume in the higher yielding retail channel and lower margins in all channels. This was partially offset by higher volume in the wholesale channel. Total forward mortgage originations decreased to $1.9 billion, which was $99.8 million, or 5%, lower than originations in the first six months of 2015. Forward lending expenses declined slightly from a year ago.
Reverse mortgage revenues increased by $4.3 million, or 15%, to $33.3 million for the six months ended June 30, 2016. Total expenses increased slightly in the first six months of 2016 as compared to the same period of 2015. The increase in revenue was primarily due to higher overall margins and increased gains from higher tail draw volume, partially offset by a $39.7 million decrease in origination volume as compared to the six months ended June 30, 2015.
Corporate Items and Other
Corporate Items and Other includes revenues and expenses that are not directly related to other reportable segments, business activities that are individually insignificant, interest income on short-term investments of cash, interest expense on unsecured corporate debt and certain corporate expenses. Our cash balances are included in Corporate Items and Other.
New business activities that are currently insignificant include providing short-term inventory-secured loans to independent used car dealerships through our ACS venture and providing mortgage loans to investors to refinance existing rental properties or to purchase foreclosed properties through our Liberty Rental Finance venture. In addition, Ocwen recently formed a wholly-owned captive reinsurance entity, CR Limited (CRL) and signed a quota share re-insurance agreement with a third-party insurer related to coverage on foreclosed real estate properties owned or serviced by Ocwen.
Portions of interest income and interest expense are allocated to the Servicing and Lending segments, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. Expenses incurred by corporate support services are also allocated to the Servicing and Lending segments.

The following table presents selected results of operations of Corporate Items and Other for the periods ended June 30. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months			Six Months
	2016	2015	% Change	2016	2015	% Change

Revenue	$12,558	$755	n/m	$12,604	$2,362	434%

Expenses
Compensation and benefits	36,623	29,196	25	71,091	59,568	19
Servicing and origination	6,923	423	n/m	7,434	1,049	609
Technology and communications	18,655	15,825	18	29,507	30,802	(4)
Professional services	84,900	38,817	119	122,246	66,607	84
Occupancy and equipment	4,340	4,360	—	7,871	10,075	(22)
Other	7,860	6,513	21	11,657	11,345	3
Total expenses before corporate overhead allocations	159,301	95,134	67	249,806	179,446	39
Corporate overhead allocations
Servicing segment	(62,086)	(52,526)	18	(120,715)	(118,310)	2
Lending segment	(1,129)	(1,332)	(15)	(3,044)	(3,165)	(4)
Total expenses	96,086	41,276	133	126,047	57,971	117

Other income (expense), net
Interest income	951	805	18	1,676	1,413	19
Interest expense	(6,139)	(6,633)	(7)	(12,307)	(12,761)	(4)
Other	(508)	(175)	190	(1,017)	557	(283)
Other expense, net	(5,696)	(6,003)	(5)	(11,648)	(10,791)	8

Loss before income taxes	$(89,224)	$(46,524)	92%	$(125,091)	$(66,400)	88%
Three Months Ended June 30, 2016 versus 2015
The increase in revenue represents premiums recognized by CRL under a quota share reinsurance agreement executed with a third-party insurer in the second quarter of 2016.
Total expenses increased by $54.8 million in the second quarter of 2016 as compared to the second quarter of 2015. Professional services increased by $46.1 million primarily due to a $30.0 million charge to establish an accrual in connection with the settlement in principle of the Fisher Cases, a $15.0 million charge to establish an accrual in connection with our discussions with the CA DBO regarding the possibility of resolving certain matters relating to OLS’ servicing practices and early termination of the CA DBO Consent Order and a $21.9 million increase in regulatory monitoring costs. These increases were offset in part by $15.8 million of strategic advisor costs incurred in the second quarter of 2015. The expenses we incurred for the three monitoring firms under our NY DFS, CA DBO and Ocwen National Mortgage settlements increased from $6.3 million in the second quarter of 2015 to $28.1 million in the second quarter of 2016, primarily as a result of costs related to the CA Auditor. Compensation and benefits increased by $7.4 million due to increases in headcount driven by the ongoing in-sourcing of our technology infrastructure and facilities functions, as well as the continued investment in our ACS and Liberty Rental Finance ventures. In the second quarter of 2016, Servicing and origination expenses increased $6.5 million due to reinsurance commissions incurred in connection with the reinsurance agreement executed by CRL and Other expenses includes a $3.8 million provision for insurance loss reserves recognized by CRL.
Six Months Ended June 30, 2016 versus 2015
The increase in revenue represents the premiums recognized by CRL.
Total expenses were $68.1 million higher in the first six months of 2016 than the same period of 2015. Professional services accounted for $55.6 million of this increase as a result of a $42.9 million increase in regulatory monitoring costs, the $30.0 million settlement in principle of the Fisher Cases and the $15.0 million charge to establish an accrual in connection with our discussions with the CA DBO. Strategic advisor costs of $24.2 million incurred in 2015 and declines of $3.4 million in audit and accounting fees and $3.2 million in general legal expenses partially offset the effect of higher monitor and settlement expenses in the first six months of 2016. The expenses we incurred for the three monitoring firms under our NY DFS, CA DBO and Ocwen National Mortgage settlements increased from $15.3 million in the second quarter of 2015 to $58.2 million in the second quarter of 2016, primarily as a result of costs related to the CA Auditor. Our in-sourcing of technology infrastructure and facilities functions and our investment in new business ventures has increased headcount, resulting in an $11.5 million increase in Compensation and benefits expense. Servicing and origination expenses increased because of the reinsurance commissions incurred in connection with the reinsurance agreement executed by CRL in the second quarter of 2016 and Other expenses include the CRL provision for insurance loss reserves.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At June 30, 2016, our cash position was $218.9 million compared to $257.3 million at December 31, 2015. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts. Our priorities for deployment of excess cash are: (1) supporting our core servicing and lending businesses and investing in these core assets, (2) reducing corporate leverage, (3) reducing revolving lines of credit in order to reduce interest expense, (4) expanding into similar or complementary businesses that meet our return on capital requirements and (5) repurchasing shares of our common stock.
Sources of Funds
Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues;

•	Proceeds from match funded liabilities;

•	Proceeds from other borrowings, including warehouse facilities;

•	Proceeds from sales of MSRs and related servicing advances; and

•	Proceeds from sales of originated loans and repurchased loans.
Our ability to finance servicing advances is a significant factor that affects our liquidity. Our use of advance financing facilities is integral to our servicing advance financing strategy. The revolving notes issued by our advance funding facilities generally have a 364-day revolving period, although we issue term notes with one- and two-year maturities. The revolving periods for variable funding notes with a total borrowing capacity of $690.0 million as well as $500.0 million of our one-year term notes end in 2016.
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
Advances and match funded advances comprised 26% of total assets at June 30, 2016. Our borrowings under our advance funding facilities are secured by pledges of servicing advances that are sold to the related SPE and by cash held in debt service accounts. Since December 31, 2015, we have increased the maximum borrowing capacity of our advance funding facilities by $25.0 million to $1.8 billion. This increase was the result of:

•	The increase in the borrowing capacity of our OFAF advance financing facility from $150.0 million to $160.0 million; and

•	The increase in the borrowing capacity of our OSART III advance financing facility from $75.0 million to $90.0 million.
During 2015, our investment in advances and match funded advances declined by $1.2 billion, principally as a result of sales of MSRs, which allowed us to negotiate reductions in the maximum borrowing capacity of our advance funding facilities of $650.0 million from $2.4 billion at December 31, 2014.
Our unused advance borrowing capacity increased by $177.7 million to $318.6 million at June 30, 2016 as compared to December 31, 2015, principally because of a decrease in borrowing, as total advances and match funded advances declined by $209.9 million (before allowance for losses) during the same period. Our ability to continue to pledge collateral under each advance financing facility depends on the performance of the collateral, among other factors. At June 30, 2016, none of the available borrowing capacity could be used based on the amount of available collateral.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. These warehouse facilities are structured as repurchase agreements or participation agreements under which ownership of the loans is temporarily transferred to a lender.

The loans are transferred at a discount or “haircut” which serves as the primary credit enhancement for the lender. Currently, all of our master repurchase and participation agreements for financing new loan originations have 364-day terms. The funds are repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days. At June 30, 2016, we had total borrowing capacity under our warehouse facilities of $650.0 million. Of the borrowing capacity extended on a committed basis, $44.1 million was available at June 30, 2016, including our warehouse facilities for reverse mortgages. Of the borrowing capacity extended on an uncommitted basis or at the discretion of the lender, $249.1 million remained available at June 30, 2016. At June 30, 2016, only $0.7 million of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged. See Note 11 – Borrowings to the Unaudited Consolidated Financial Statements for additional details.
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
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock, transferring assets or making loans, investments or acquisitions. As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include noncompliance with our covenants, nonpayment of principal or interest, material misrepresentations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. Covenants and default provisions of this type are commonly found in debt agreements such as ours. Certain of these covenants and default provisions are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations.
Use of Funds
Our primary uses of funds are:

•	Payments for advances in excess of collections on existing servicing portfolios;

•	Payment of interest and operating costs;

•	Funding of originated and repurchased loans;

•	Repayments of borrowings, including match funded liabilities and warehouse facilities; and

•	Working capital and other general corporate purposes.
Under the terms of our SSTL facility agreement, we are generally required to prepay the SSTL with 100% of the net cash proceeds from certain permitted asset sales, which generally include our recent and any future MSR sales. During the year ended December 31, 2015, we prepaid $865.8 million of the SSTL facility, including $585.8 million of prepayments from the net proceeds from the sales of MSRs and $280.0 million of voluntary prepayments. During the six months ended June 30, 2016, we prepaid an additional $16.5 million of the SSTL facility, all of which were from the net proceeds from the sales of MSRs. In addition, on July 19, 2016, following receipt of proceeds from the sales of MSRs relating to loans with a UPB of approximately $3.3 billion, we paid down approximately $26.3 million of our SSTL. Following the required prepayment, we had approximately $342.7 million outstanding under our SSTL.
Under our $500.0 million share repurchase program announced in October 2013, we completed the repurchase of 991,985 shares of common stock during the six months ended June 30, 2016 (all during the first quarter) for a total purchase price of $5.9 million. As of June 30, 2016, the approximate remaining value of shares that may be repurchased under the program was $119.7 million. The share repurchase program expires on the earlier of the repurchase of the $500.0 million amount or July 31, 2016.
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
The revolving periods of our advance funding facilities end in 2016 for variable funding notes with a total borrowing capacity of $690.0 million and $413.8 million of outstanding borrowings at June 30, 2016. In the event we are unable to renew, replace or extend the revolving period of one or more of these advance funding facilities, monthly amortization of the outstanding balance must generally begin at the end of the respective 364-day revolving period. In addition, we would be required to begin repaying $500.0 million of our one-year term notes if we do not renew, replace or extend these notes in 2016.
At June 30, 2016, we had $356.7 million outstanding under our mortgage loan warehouse facilities, of which $196.6 million is outstanding under agreements maturing in 2016. We currently expect that we will be able to renew, replace or extend our debt agreements as they become due, consistent with our historical experience.
We remain actively engaged with our lenders, and 2016 financing developments include the following:

•	On January 5, 2016, we entered into a new one-year $100.0 million mortgage loan warehouse facility to fund the origination of reverse mortgages.

•	On March 31, 2016, we increased the borrowing capacity of our OFAF advance financing facility from $150.0 million to $160.0 million. On June 10, 2016, we renewed this facility for an additional year.

•
Effective March 24, 2016 we entered into an amendment to our SSTL that, among other things, removed in their entirety or amended certain financial covenants for the remaining term of the SSTL. The amendment also required a prepayment of $6.3 million on May 31, 2016, with additional prepayments of the same amount due on July 29, 2016 and September 30, 2016.

•	On March 31, 2016, we increased the borrowing capacity of our OSART III advance financing facility from $75.0 million to $90.0 million.

•	On April 26, 2016, we extended the term of two of our Lending warehouse facilities to April 30, 2017.
Our liquidity forecast requires management to use judgment and estimates and includes factors that may be beyond our control. Additionally, our business has been undergoing substantial change, which has magnified the uncertainties that are inherent in the forecasting process. Our actual results could differ materially from our estimates. If we were to default under any of our debt agreements, it could become very difficult for us to renew, replace or extend our debt agreements. Challenges to our liquidity position could have a material adverse effect on our operating results and financial condition and could cause us to take actions that would be outside the normal course of our operations to generate additional liquidity.
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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	B3	Negative	Jun. 7, 2016
S&P	B	Stable	Dec. 23, 2015
Fitch	B-	Stable	Jun. 21, 2016
Kroll Bond Rating Agency	B+	Stable	Jan. 4, 2016

Moody’s downgraded our corporate rating to “B3” from “B2” on June 7, 2016. On December 23, 2015, S&P changed its outlook from negative to stable. On June 21, 2016, Fitch affirmed our corporate rating and our stable outlook. On January 4, 2016, Kroll Bond Ratings initiated its corporate bond rating at B+ with a stable outlook. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
Cash flows for the six months ended June 30, 2016
Our operating activities provided $172.2 million of cash largely due to $215.5 million of net collections of servicing advances. Net cash paid on loans held for sale was $93.7 million for the six months ended June 30, 2016.
Our investing activities used $376.6 million of cash. Investing activities include cash outflows in connection with our reverse mortgage originations of $675.7 million and additions to premises and equipment of $17.3 million. Cash inflows include the receipt of $15.1 million of net proceeds from the sale of MSRs, $66.7 million of proceeds from the sale of advances and $238.8 million of collections on reverse mortgages.
Our financing activities provided $166.1 million of cash. Cash inflows include $523.0 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $98.9 million. Cash inflows also include a $14.4 million increase in net borrowings under our mortgage warehouse facilities used to fund originated loans. Cash outflows include $152.7 million of net repayments on match funded liabilities from net advance recoveries and $29.4 million of repayments on the SSTL, including $16.5 million of prepayments in connection with MSR sales. Cash outflows for the six months ended June 30, 2016 also include the repurchase of 991,985 shares of common stock under our stock repurchase program for $5.9 million and the payment of $2.2 million of costs incurred in connection with amendments to the SSTL.
Cash flows for the six months ended June 30, 2015
Our operating activities provided $535.0 million of cash largely due to net income, adjusted for MSR amortization and valuation-related losses and other non-cash items, $383.0 million of net collections of servicing advances and $202.6 million of net proceeds from sales and collections of loans held for sale.
Our investing activities provided $43.9 million of cash. Cash inflows for the six months ended June 30, 2015 include the receipt of $388.9 million of proceeds from the sale of Agency MSRs, $128.8 million of proceeds from the sale of advances and $63.9 million of collections on reverse mortgages. Investing activities include cash outflows in connection with our reverse mortgage originations of $530.4 million.
Our financing activities used $388.3 million of cash. Cash outflows were primarily comprised of $349.1 million of net repayments on match funded liabilities from net advance recoveries, $341.1 million of repayments on the SSTL (including $334.6 million of prepayments in connection with MSR sales) and a $113.7 million net reduction in borrowings under mortgage warehouse facilities used to fund loan originations. Cash outflows for the six months ended June 30, 2015 also include $18.6 million of costs incurred in connection with amendments to the SSTL. These cash outflows were offset by $532.9 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings.
CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We have analyzed our unfunded commitments and other contractual obligations and have evaluated the appropriateness of the key assumptions in forecasting our ability to satisfy these obligations. Based upon these evaluations and analyses, we believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At June 30, 2016, such contractual obligations were primarily comprised of secured and unsecured borrowings, interest payments, operating leases and commitments to originate or purchase loans. Other than renewals and amendments related to our advance financing facilities, SSTL and other secured borrowings, there were no significant changes to our contractual obligations during the six months ended June 30, 2016.
Our forecasting with respect to our ability to satisfy our contractual obligations requires management to use judgment and estimates and includes factors that may be beyond our control. Additionally, our business has been undergoing substantial change, which has magnified the uncertainties that are inherent in the forecasting process. Our actual results could differ materially from our estimates, and if this were to occur, it could have a material adverse effect on our business, financial condition, liquidity and results of operations.
Off-Balance Sheet Arrangements
In the normal course of business, we engage in transactions with a variety of financial institutions and other companies that are not reflected on our balance sheet. We are subject to potential financial loss if the counterparties to our off-balance sheet transactions are unable to complete an agreed upon transaction. We manage counterparty credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties and the use of mutual margining agreements whenever possible to limit potential exposure. We regularly evaluate the financial position and creditworthiness of our counterparties. Our off-balance sheet arrangements include mortgage loan repurchase and indemnification obligations, unconsolidated SPEs (a type of VIE) and notional amounts of our derivatives. We have also entered into non-cancelable operating leases principally for our office facilities.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. We have processes in place to monitor these judgments and assumptions, and management is required to review critical accounting policies with the Audit Committee of the Board of Directors. Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-

K for the year ended December 31, 2015 in Note 1 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.”
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
The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs at the dates indicated:

	June 30, 2016	December 31, 2015
Loans held for sale	$401,790	$414,046
Loans held for investment - Reverse mortgages	3,057,564	2,488,253
MSRs - recurring basis	700,668	761,190
MSRs - nonrecurring basis, net (1)	97,819	129,120
Derivative assets	14,776	8,417
Mortgage-backed securities	9,063	7,985
Assets at fair value	$4,281,680	$3,809,011
As a percentage of total assets	57%	52%
Financing liabilities	$3,431,054	$2,933,066
Derivative liabilities	7,365	—
Liabilities at fair value	$3,438,419	$2,933,066
As a percentage of total liabilities	50%	45%
Assets at fair value using Level 3 inputs	$3,927,417	$3,493,582
As a percentage of assets at fair value	92%	92%
Liabilities at fair value using Level 3 inputs	$3,438,419	$2,933,066
As a percentage of liabilities at fair value	100%	100%

(1)
The balance represents our impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a nonrecurring basis. The carrying value of this stratum is net of a valuation allowance of $56.4 million and $17.3 million at June 30, 2016 and December 31, 2015, respectively.

Assets at fair value using Level 3 inputs increased during the six months ended June 30, 2016 primarily due to reverse mortgage originations. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings. Our net economic exposure to Loans held for investment - Reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing.
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
Valuation and Amortization of MSRs
For MSRs accounted for using the amortization measurement method, we assess servicing assets or liabilities for impairment or increased obligation based on fair value on a quarterly basis. We group our MSRs by stratum for impairment testing based on the predominant risk characteristics of the underlying mortgage loans. We recognized $39.0 million of impairment charges on our government-insured MSRs during the six months ended June 30, 2016 (including $9.1 million during the second quarter), as the fair value for this stratum declined to less than its carrying value. This impairment was primarily due to lower interest rates. The carrying value of this stratum at June 30, 2016 was $97.8 million, net of the valuation allowance of $56.4 million. MSR impairment charges are recognized in Servicing and origination expense in the Unaudited Consolidated Statements of Operations.
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

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Assets:
Interest-earning cash	$106,244	$106,244	$67,001	$67,001
Loans held for sale, at fair value	339,687	339,687	309,054	309,054
Loans held for sale, at lower of cost or fair value (1)	62,103	62,103	104,992	104,992
Loans held for investment - Reverse mortgages, at fair value	3,057,564	3,057,564	2,488,253	2,488,253
Debt service accounts	59,155	59,155	87,328	87,328
Total rate-sensitive assets	$3,624,753	$3,624,753	$3,056,628	$3,056,628

Rate-Sensitive Liabilities:
Match funded liabilities	$1,431,381	$1,432,592	$1,584,049	$1,581,786
HMBS-related borrowings	2,935,928	2,935,928	2,391,362	2,391,362
Other secured borrowings (2)	737,512	753,528	762,411	783,276
Senior unsecured notes (2)	346,179	238,000	345,511	318,063
Total rate-sensitive liabilities	$5,451,000	$5,360,048	$5,083,333	$5,074,487

	June 30, 2016		December 31, 2015
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$1,430,000	$200	$2,110,000	$2,042
IRLCs	640,329	14,576	278,317	6,080
Forward MBS trades	882,364	(7,365)	632,720	295
Derivatives, net		$7,411		$8,417

(1)	Net of market valuation allowances and including non-performing loans.

(2)	The carrying values are net of unamortized debt issuance costs and discount.

Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at June 30, 2016, given hypothetical instantaneous parallel shifts in the yield curve. We used June 30, 2016 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$5,000	$(7,035)
Forward MBS trades	(4,926)	6,765
Total loans held for sale and related derivatives	74	(270)

Fair value MSRs (1)	(2,284)	2,231
MSRs, embedded in pipeline	(578)	512
Total fair value MSRs	(2,862)	2,743

Total, net	$(2,788)	$2,473

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
Based on June 30, 2016 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $25.5 million resulting from an increase of $29.8 million in annual interest income and an increase of $4.3 million in annual interest expense. The increase in interest expense reflects the effect of our hedging activities, which would offset $5.9 million of the increase in interest on our variable rate debt.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2016.
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 19 – Contingencies to the Unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves significant risk. We describe the most significant risks that management believes affect or could affect us under Part I to our Annual Report on Form 10-K for the year ended December 31, 2015 and below. Understanding these risks is important to understanding any statement in such Annual Report and in this Form 10-Q and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described therein together with all of the other information included or incorporated by reference in such Annual Report and our subsequent SEC filings before you make any decision regarding an investment in our common stock. You should also consider the information set forth under “Forward-Looking Statements.” If any of the risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.
In addition to the risk factors described under Part I to our Annual Report on Form 10-K for the year ended December 31, 2015, we are adding the following risk factor:
Reinsuring risk through our captive reinsurance entity could adversely impact our results of operation and financial condition.
We recently formed a wholly-owned captive reinsurance entity, CR Limited (CRL), and signed a quota share re-insurance agreement with a third-party insurer related to coverage on foreclosed real estate properties serviced by us. In order to comply with certain state insurance regulatory requirements, cash and cash equivalents must be held by CRL as capital investments and dividends are restricted as certain amounts must be retained to satisfy actual and potential claims. Notwithstanding CRL’s catastrophic reinsurance coverage, the occurrence of losses from a severe catastrophe or series of catastrophes, particularly in areas where a significant portion of the properties securing the mortgage loans that we service are located, could result in claims that substantially exceeds CRL’s expectations, which could adversely impact our results of operation and financial condition.

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
Michael R. Bourque, Jr.
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: July 27, 2016