Form 10-Q
period 2016-09-30
OCWEN FINANCIAL CORP
filed 2016-10-27
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of October 25, 2016: 123,989,954 shares

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
These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such uncertainties. Readers should bear these factors in mind when considering such statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015 and the following:

•
uncertainty related to claims, litigation and investigations brought by government agencies and private parties regarding our servicing, foreclosure, modification, origination and other practices, including uncertainty related to past, present or future investigations and settlements with state regulators, the Consumer Financial Protection Bureau (CFPB), State Attorneys General, the Securities and Exchange Commission (SEC), the Department of Justice or the Department of Housing and Urban Development (HUD) and actions brought under the False Claims Act by private parties on behalf of the United States of America regarding incentive and other payments made by governmental entities;

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

•	our servicer and credit ratings as well as other actions from various rating agencies, including the impact of prior or future downgrades of our servicer and credit ratings;

•	volatility in our stock price;

•	the characteristics of our servicing portfolio, including prepayment speeds along with delinquency and advance rates;

•	our ability to contain and reduce our operating costs, including our ability to successfully execute on our cost improvement initiative;

•	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;

•	uncertainty related to legislation, regulations, regulatory agency actions, regulatory examinations, government programs and policies, industry initiatives and evolving best servicing practices;

•	our dependence on New Residential Investment Corp. (NRZ) for a substantial portion of our advance funding for non-Agency mortgage servicing rights;

•	uncertainties related to our long-term relationship with NRZ;

•	the loss of the services of our senior managers;

•	uncertainty related to general economic and market conditions, delinquency rates, home prices and disposition timelines on foreclosed properties;

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

•
uncertainty related to the GSEs substantially curtailing or ceasing to purchase our conforming loan originations or the Federal Housing Administration of the Department of Housing or Department of Veterans Affairs ceasing to provide insurance;

•
uncertainty with respect to the Home Affordable Modification Program (HAMP) and the Home Affordable Refinance Program (HARP), which have been significant drivers of our servicing and origination revenue and which are scheduled to expire on December 31, 2016 and September 30, 2017, respectively, unless extended;

•
uncertainty related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs or delays or moratoria in the future or claims pertaining to past practices;

•	our reserves, valuations, provisions and anticipated realization on assets;

•	uncertainty related to the ability of third-party obligors and financing sources to fund servicing advances on a timely basis on loans serviced by us;

•	uncertainty related to the ability of our technology vendors to adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems;

•	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;

•	uncertainty related to our ability to adapt and grow our business, including our new business initiatives;

•	our ability to protect and maintain our technology systems and our ability to adapt such systems for future operating environments;

•	failure of our internal information technology and other security measures or breach of our privacy protections; and

•	uncertainty related to the political or economic stability of foreign countries in which we have operations.
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

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2016	December 31, 2015
Assets
Cash	$263,534	$257,272
Mortgage servicing rights ($696,108 and $761,190 carried at fair value)	1,036,669	1,138,569
Advances, net	289,014	444,298
Match funded advances	1,534,322	1,706,768
Loans held for sale ($302,114 and $309,054 carried at fair value)	339,765	414,046
Loans held for investment - Reverse mortgages, at fair value	3,339,641	2,488,253
Receivables, net	279,883	286,981
Premises and equipment, net	62,701	57,626
Other assets ($20,660 and $14,352 carried at fair value)	439,921	586,495
Total assets	$7,585,450	$7,380,308

Liabilities and Equity
Liabilities
Match funded liabilities	$1,365,532	$1,584,049
Financing liabilities ($3,719,142 and $2,933,066 carried at fair value)	3,828,019	3,089,255
Other secured borrowings, net	663,170	762,411
Senior unsecured notes, net	346,511	345,511
Other liabilities	718,831	744,444
Total liabilities	6,922,063	6,525,670

Commitments and Contingencies (Notes 18 and 19)

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 123,989,954 and 124,774,516 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,240	1,248
Additional paid-in capital	524,725	526,148
Retained earnings	136,611	325,929
Accumulated other comprehensive loss, net of income taxes	(1,500)	(1,763)
Total Ocwen stockholders’ equity	661,076	851,562
Non-controlling interest in subsidiaries	2,311	3,076
Total equity	663,387	854,638
Total liabilities and equity	$7,585,450	$7,380,308

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Servicing and subservicing fees	$302,235	$360,017	$906,993	$1,203,541
Gain on loans held for sale, net	25,645	27,298	69,074	116,934
Other revenues	31,568	17,631	87,192	58,166
Total revenue	359,448	404,946	1,063,259	1,378,641

Expenses
Compensation and benefits	92,942	102,612	287,613	313,599
Amortization of mortgage servicing rights	(2,558)	18,108	18,595	88,188
Servicing and origination	63,551	101,545	249,230	255,905
Technology and communications	25,941	37,182	85,519	117,793
Professional services	65,489	62,428	257,795	191,728
Occupancy and equipment	16,760	31,043	62,213	85,530
Other	9,553	34,808	24,388	65,593
Total expenses	271,678	387,726	985,353	1,118,336

Other income (expense)
Interest income	5,158	5,693	14,488	16,306
Interest expense	(110,961)	(118,313)	(308,083)	(362,606)
Gain on sale of mortgage servicing rights, net	5,661	41,246	7,689	97,958
Other, net	14,736	(1,764)	11,841	(12,552)
Total other expense, net	(85,406)	(73,138)	(274,065)	(260,894)

Income (loss) before income taxes	2,364	(55,918)	(196,159)	(589)
Income tax expense (benefit)	(7,110)	10,832	(7,214)	21,866
Net income (loss)	9,474	(66,750)	(188,945)	(22,455)
Net income attributable to non-controlling interests	(83)	(119)	(373)	(321)
Net income (loss) attributable to Ocwen stockholders	$9,391	$(66,869)	$(189,318)	$(22,776)

Income (loss) per share attributable to Ocwen stockholders
Basic	$0.08	$(0.53)	$(1.53)	$(0.18)
Diluted	$0.08	$(0.53)	$(1.53)	$(0.18)

Weighted average common shares outstanding
Basic	123,986,987	125,383,639	123,991,343	125,322,742
Diluted	124,134,507	125,383,639	123,991,343	125,322,742

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$9,474	$(66,750)	$(188,945)	$(22,455)

Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income (1)(2)	89	494	263	6,527

Comprehensive income (loss)	9,563	(66,256)	(188,682)	(15,928)
Comprehensive income attributable to non-controlling interests	(83)	(119)	(373)	(321)
Comprehensive income (loss) attributable to Ocwen stockholders	$9,480	$(66,375)	$(189,055)	$(16,249)

(1)	These losses are reclassified to Other, net in the Unaudited Consolidated Statements of Operations.

(2)	Net of tax expense of $0.4 million for the nine months ended September 30, 2015.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2015	124,774,516	$1,248	$526,148	$325,929	$(1,763)	$3,076	$854,638
Net income (loss)	—	—	—	(189,318)	—	373	(188,945)
Repurchase of common stock	(991,985)	(10)	(5,880)	—	—	—	(5,890)
Exercise of common stock options	69,805	1	441	—	—	—	442
Equity-based compensation and other	137,618	1	4,016	—	—	—	4,017
Capital distribution to non-controlling interest	—	—	—	—	—	(1,138)	(1,138)
Other comprehensive income, net of income taxes	—	—	—	—	263	—	263
Balance at September 30, 2016	123,989,954	$1,240	$524,725	$136,611	$(1,500)	$2,311	$663,387

Balance at December 31, 2014	125,215,615	$1,252	$515,194	$530,361	$(8,413)	$2,771	$1,041,165
Net income (loss)	—	—	—	(22,776)	—	321	(22,455)
Cumulative effect of fair value election - Mortgage servicing rights, net of income taxes	—	—	—	42,788	—	—	42,788
Exercise of common stock options	85,173	1	508	—	—	—	509
Equity-based compensation and other	89,694	1	11,920	—	—	—	11,921
Other comprehensive income, net of income taxes	—	—	—	—	6,527	—	6,527
Balance at September 30, 2015	125,390,482	$1,254	$527,622	$550,373	$(1,886)	$3,092	$1,080,455

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities
Net loss	$(188,945)	$(22,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of mortgage servicing rights	18,595	88,188
Loss on valuation of mortgage servicing rights, at fair value	63,609	73,257
Impairment of mortgage servicing rights	37,164	25,052
Gain on sale of mortgage servicing rights	(7,689)	(97,958)
Realized and unrealized losses on derivative financial instruments	2,213	8,529
Provision for bad debts	61,191	25,272
Depreciation	18,277	13,467
Amortization of debt issuance costs	10,475	10,385
Gain on sale of fixed assets	—	(1,095)
Increase in deferred tax assets	—	5,700
Equity-based compensation expense	4,000	5,130
Gain on loans held for sale, net	(69,074)	(116,934)
Origination and purchase of loans held for sale	(4,575,264)	(3,713,311)
Proceeds from sale and collections of loans held for sale	4,493,887	3,935,420
Changes in assets and liabilities:
Decrease in advances and match funded advances	343,129	491,654
Decrease (increase) in receivables and other assets, net	122,305	(1,899)
Increase in other liabilities	4,745	30,726
Other, net	11,802	14,866
Net cash provided by operating activities	350,420	773,994

Cash flows from investing activities
Origination of loans held for investment – reverse mortgages	(1,185,565)	(781,002)
Principal payments received on loans held for investment - reverse mortgages	528,263	105,520
Purchase of mortgage servicing rights, net	(15,969)	(10,055)
Proceeds from sale of mortgage servicing rights	45,254	598,059
Proceeds from sale of advances and match funded advances	74,982	285,938
Additions to premises and equipment	(28,649)	(18,335)
Proceeds from sale of premises and equipment	—	4,758
Other	9,483	4,082
Net cash provided by (used in) investing activities	(572,201)	188,965

Cash flows from financing activities
Repayment of match funded liabilities	(218,517)	(500,401)
Proceeds from other secured borrowings	6,632,059	5,647,016
Repayments of other secured borrowings	(6,996,715)	(6,572,601)
Payment of debt issuance costs	(2,242)	(18,610)
Proceeds from sale of loans accounted for as a financing	820,438	803,924
Repurchase of common stock	(5,890)	—
Proceeds from exercise of common stock options	406	413
Other	(1,496)	6,501
Net cash provided by (used in) financing activities	228,043	(633,758)

Net increase in cash	6,262	329,201
Cash at beginning of year	257,272	129,473
Cash at end of period	$263,534	$458,674

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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
We primarily originate, purchase, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government-insured (Federal Housing Administration (FHA) or Department of Veterans Affairs (VA)) forward and reverse mortgages. The GSEs or Ginnie Mae guarantee these mortgage securitizations.
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
We have made significant investments in our risk and compliance infrastructure and we are intensely focused on improving our operations to enhance borrower experiences and improve efficiencies. On August 9, 2016, Standard & Poor’s Rating Services upgraded our servicer rating from “Below Average” to “Average” and cited improvements in our risk and compliance areas and internal control environment, among other factors, as reasons for the upgrade. To the extent that an examination, monitorship, audit or other regulatory engagement results in an alleged failure by us to comply with applicable law, regulation or licensing requirement, or if allegations are made that we have failed to comply with the commitments we have made in connection with our regulatory settlements, or if other regulatory actions are taken in the future against us of a similar or different nature, this could lead to (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) inability to raise capital and (vii) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition and results of operations.
While we are reporting quarterly net income this quarter, marking our first quarterly profit since the second quarter of 2015, we are reporting a net loss for the nine months ended September 30, 2016. In order for us to be profitable over the long term, we will need to continue to reduce our expenses so that they align with our reduced revenue profile. Pursuant to the cost improvement initiative that we announced in 2015, we are focused on reducing servicing costs, rationalization of our U.S. based headcount, reducing our reliance on third-party service providers for facilities management, technology infrastructure management and support services and continuing optimization of our purchased services spend. We are also seeking to increase our revenue through growing our lending business and investments in adjacent markets where we perceive market opportunities consistent with our strategic goals. We believe that our Automotive Capital Services (ACS) business has the potential to provide long-term growth to Ocwen and, accordingly, we are investing in this business in order to fuel our growth. There can be no assurance that we will be successful in returning to sustained profitability. Our success will depend on market conditions and other factors outside of our control as well as successful operational execution. If we continue to experience losses, our share price, business, reputation, financial condition and results of operations could be materially and adversely affected.
If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including terminations of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations and other legal remedies. Our lenders can waive their contractual rights in the event of a default. We project we will be in compliance with our financial covenants during the remainder of 2016. In order to avoid an event of default arising from a covenant breach, we could repay or refinance debt, among other actions. See Note 11 – Borrowings for further information regarding our debt agreements.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2016. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Reclassifications
As a result of our retrospective adoption on January 1, 2016 of FASB Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, unamortized debt issuance costs that are not related to revolving line-of-credit arrangements have been reclassified from other assets to other secured borrowings and senior unsecured notes on the consolidated balance sheets, resulting in a reduction to Ocwen’s assets and liabilities of $16.3 million and $24.5 million at September 30, 2016 and December 31, 2015, respectively.
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
Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15)
In August 2016, the FASB issued ASU 2016-15 to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows under FASB ASC Topic 230, Statement of Cash Flows. This standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 will be effective for us on January 1, 2018, with early adoption permitted. We are currently evaluating the effect of adopting this standard.
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

The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding during the periods ended September 30:

	Three Months		Nine Months
	2016	2015	2016	2015
Proceeds received from securitizations	$1,511,991	$1,478,142	$3,878,461	$3,964,866
Servicing fees collected	3,768	5,973	10,441	25,066
Purchases of previously transferred assets, net of claims reimbursed	(271)	1,512	(1,051)	2,408
	$1,515,488	$1,485,627	$3,887,851	$3,992,340
In connection with these transfers, we retained MSRs of $9.8 million and $26.5 million during the three and nine months ended September 30, 2016, respectively, and $9.5 million and $27.8 million during the three and nine months ended September 30, 2015, respectively.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss including the UPB of the transferred loans at the dates indicated:

	September 30, 2016	December 31, 2015
Carrying value of assets:
Mortgage servicing rights, at amortized cost	$75,804	$54,729
Mortgage servicing rights, at fair value	164	236
Advances and match funded advances	30,841	26,968
UPB of loans transferred	9,768,852	7,471,025
Maximum exposure to loss	$9,875,661	$7,552,958
At September 30, 2016 and December 31, 2015, 7.3% and 8.2%, respectively, of the transferred residential loans that we service were 60 days or more past due.
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
At September 30, 2016, HMBS-related borrowings of $3.2 billion were outstanding. The amount of HECM loans pledged as collateral to the pools was $3.3 billion at September 30, 2016. At September 30, 2016, Loans held for investment - Reverse mortgages, at fair value of $3.3 billion included $73.6 million of originated loans which had not yet been pledged as collateral. See Note 3 – Fair Value and Note 11 – Borrowings for additional information on HMBS-related borrowings and Loans held for investment - Reverse mortgages.

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not carried, at fair value are as follows at the dates indicated:

		September 30, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$302,114	$302,114	$309,054	$309,054
Loans held for sale, at lower of cost or fair value (b)	3	37,651	37,651	104,992	104,992
Total Loans held for sale		$339,765	$339,765	$414,046	$414,046
Loans held for investment - Reverse mortgages, at fair value (a)	3	$3,339,641	$3,339,641	$2,488,253	$2,488,253
Advances and match funded advances (c)	3	1,823,336	1,823,336	2,151,066	2,151,066
Receivables, net (c)	3	279,883	279,883	286,981	286,981
Mortgage-backed securities, at fair value (a)	3	9,040	9,040	7,985	7,985

		September 30, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Match funded liabilities (c)	3	$1,365,532	$1,364,988	$1,584,049	$1,581,786
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$3,224,610	$3,224,610	$2,391,362	$2,391,362
Financing liability - MSRs pledged (a)	3	494,532	494,532	541,704	541,704
Other (c)	3	108,877	83,026	156,189	131,940
Total Financing liabilities		$3,828,019	$3,802,168	$3,089,255	$3,065,006
Other secured borrowings:
Senior secured term loan (c)(d)	2	$310,278	$321,365	$377,091	$397,956
Other (c)	3	352,892	352,892	385,320	385,320
Total Other secured borrowings		$663,170	$674,257	$762,411	$783,276

Senior unsecured notes (c)(d)	2	$346,511	$312,946	$345,511	$318,063

Derivative financial instruments assets (liabilities) (a):
Interest rate lock commitments	2	$10,827	$10,827	$6,080	$6,080
Forward mortgage-backed securities trades	1	(2,525)	(2,525)	295	295
Interest rate caps	3	793	793	2,042	2,042

Mortgage servicing rights:
Mortgage servicing rights, at fair value (a)	3	$696,108	$696,108	$761,190	$761,190
Mortgage servicing rights, at amortized cost (c)(e)	3	340,561	357,817	377,379	461,555
Total Mortgage servicing rights		$1,036,669	$1,053,925	$1,138,569	$1,222,745

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

(d)	The carrying values are net of unamortized debt issuance costs and discount. See Note 11 – Borrowings for additional information.

(e)
The net carrying value at September 30, 2016 and December 31, 2015 is net of the valuation allowance on the impaired government-insured stratum of our amortization method MSRs, which is measured at fair value on a non-recurring basis. Before applying the valuation allowance of $54.5 million, the carrying value of this stratum at September 30, 2016 was $172.4 million. At December 31, 2015, the carrying value of this stratum was $146.5 million before applying the valuation allowance of $17.3 million.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended September 30, 2016
Beginning balance	$3,057,564	$(2,935,928)	$9,063	$(495,126)	$200	$700,668	$336,441
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	638	—	638
Issuances	509,900	(297,457)	—	—	—	(50)	212,393
Sales	—	—	—	—	—	(5)	(5)
Settlements	(289,428)	63,119	—	594	—	—	(225,715)
	220,472	(234,338)	—	594	638	(55)	(12,689)
Total realized and unrealized gains and (losses):
Included in earnings	61,605	(54,344)	(23)	—	(45)	(4,505)	2,688
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$3,339,641	$(3,224,610)	$9,040	$(494,532)	$793	$696,108	$326,440

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended September 30, 2015
Beginning balance	$2,097,192	$(1,987,998)	$8,157	$(581,219)	$155	$814,450	$350,737
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	2,084	—	2,084
Issuances	250,600	(271,068)	—	—	—	—	(20,468)
Sales	—	—	—	—		(2,329)	(2,329)
Settlements	(41,582)	43,725	—	21,160	—	—	23,303
	209,018	(227,343)	—	21,160	2,084	(2,329)	2,590
Total realized and unrealized gains and (losses):
Included in earnings	13,305	(14,263)	384	—	(738)	(24,777)	(26,089)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$2,319,515	$(2,229,604)	$8,541	$(560,059)	$1,501	$787,344	$327,238

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Nine months ended September 30, 2016
Beginning balance	$2,488,253	$(2,391,362)	$7,985	$(541,704)	$2,042	$761,190	$326,404
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	782	—	782
Issuances	1,185,565	(820,438)	—	—	—	(1,325)	363,802
Sales	—	—	—	—	—	(148)	(148)
Settlements	(528,263)	161,995	—	47,172	(81)	—	(319,177)
	657,302	(658,443)	—	47,172	701	(1,473)	45,259
Total realized and unrealized gains and (losses): (2)
Included in earnings	194,086	(174,805)	1,055	—	(1,950)	(63,609)	(45,223)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending Balance	$3,339,641	$(3,224,610)	$9,040	$(494,532)	$793	$696,108	$326,440

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-backed Securities	Financing Liability - MSRs Pledged (1)	Derivatives	MSRs	Total
Nine months ended September 30, 2015
Beginning balance	$1,550,141	$(1,444,252)	$7,335	$(614,441)	$567	$93,901	$(406,749)
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	2,201	—	2,201
Issuances	781,002	(803,924)	—	—	—	(1,139)	(24,061)
Transfer from MSRs, at amortized cost	—	—	—	—	—	839,157	839,157
Sales	—	—	—	—	—	(71,318)	(71,318)
Settlements	(105,505)	107,522	—	54,382	346	—	56,745
	675,497	(696,402)	—	54,382	2,547	766,700	802,724
Total realized and unrealized gains and (losses) (2):
Included in earnings	93,877	(88,950)	1,206	—	(1,613)	(73,257)	(68,737)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$2,319,515	$(2,229,604)	$8,541	$(560,059)	$1,501	$787,344	$327,238

(1)
In the event of a transfer to another party of servicing related to Rights to MSRs, we are required to reimburse NRZ at predetermined contractual rates for the loss of servicing revenues. Settlements for Financing liability - MSRs pledged for the nine months ended September 30, 2015 include $2.2 million of such reimbursements. There have been no such payments in 2016.

(2)
Total losses attributable to derivative financial instruments still held at September 30, 2016 and September 30, 2015 were $0.5 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively. Total losses attributable to MSRs still held at September 30, 2016 and September 30, 2015 were $62.4 million and $65.1 million for the nine months ended September 30, 2016 and 2015, respectively.

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
The more significant assumptions used in the September 30, 2016 valuation include:

•	Life in years ranging from 5.69 to 9.02 (weighted average of 6.37);

•	Conditional repayment rate ranging from 5.01% to 53.75% (weighted average of 20.05%); and

•	Discount rate of 2.53%.
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
The more significant assumptions used in the September 30, 2016 valuation include:

Weighted average prepayment speed	13.89%
Weighted average delinquency rate	11.60%
Advance financing cost	5-year swap
Interest rate for computing float earnings	5-year swap
Weighted average discount rate	8.85%
Weighted average cost to service (in dollars)	$108
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
The primary assumptions used in the September 30, 2016 valuation include:

	Agency	Non Agency
Weighted average prepayment speed	16.86%	16.58%
Weighted average delinquency rate	1.06%	29.35%
Advance financing cost	5-year swap	1-Month LIBOR (1ML) plus 3.5%
Interest rate for computing float earnings	5-year swap	1ML
Weighted average discount rate	9.00%	15.08%
Weighted average cost to service (in dollars)	$75	$308
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
The more significant assumptions used in the September 30, 2016 valuation include:

•	Life in years ranging from 4.67 to 9.02 (weighted average of 5.30);

•	Conditional repayment rate ranging from 5.01% to 53.75% (weighted average of 20.05%); and

•	Discount rate of 1.97%.
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

The more significant assumptions used in determination of the price of the underlying MSRs at September 30, 2016 include:

Weighted average prepayment speed	17.09%
Weighted average delinquency rate	29.81%
Advance financing cost	1ML plus 3.5%
Interest rate for computing float earnings	1ML
Weighted average discount rate	15.03%
Weighted average cost to service (in dollars)	$314
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

The following table provides a summary of the MSRs and advances sold during the nine months ended September 30:

	2016		2015
	MSRs	Advances and Match Funded Advances	MSRs	Advances and Match Funded Advances
Sales price of assets sold and adjustments:
Accounted for as a sale (1)	$28,126	$30,370	$780,410	$321,164
Amount due from purchaser at September 30 (2)	—	(2,128)	(98,545)	(35,226)
Amounts paid to purchaser for estimated representation and warranty obligations, compensatory fees and related indemnification obligations	(1,320)	—	(83,806)	—
Amounts received from purchaser for items outstanding at the end of the previous year	18,448	46,740	—	—
Total net cash received	$45,254	$74,982	$598,059	$285,938

(1)	During the nine months ended September 30, 2016 and 2015, we sold MSRs relating to loans with a UPB of $3.6 billion (Agency and non-Agency) and $86.4 billion (Agency), respectively.

(2)
At September 30, 2016, the total amount due from sales of MSRs and advances, which is reported in Receivables, net, is $31.6 million and consists principally of amounts related to sales completed in 2015.

In 2012 and 2013, we sold Rights to MSRs and the related servicing advances to Home Loan Servicing Solutions, Ltd. (HLSS). On April 6, 2015, HLSS closed on the sale of substantially all of its assets to NRZ. References to NRZ in these unaudited consolidated financial statements include HLSS for periods prior to April 6, 2015 because, following HLSS’ sale of substantially all of its assets on April 6, 2015, NRZ, through its subsidiaries, is the owner of the Rights to MSRs and has assumed all rights and obligations under the associated agreements. We refer to the sale of Rights to MSRs and the related servicing advances as the NRZ/HLSS Transactions. As of September 30, 2016, these Rights to MSRs relate to approximately $123.2 billion in UPB of our non-Agency MSRs.
Pursuant to our agreements with NRZ, NRZ has assumed the obligation to fund new servicing advances with respect to the Rights to MSRs. We continue to service the loans for which the Rights to MSRs have been sold to NRZ. Accordingly, in the event NRZ were unable to fulfill its advance funding obligations, as the servicer under our servicing agreements with the residential mortgage backed securitization trusts, we would be contractually obligated to fund such advances under those servicing agreements. At September 30, 2016, NRZ had outstanding advances of approximately $4.3 billion in connection with the Rights to MSRs.
The servicing fees payable under the servicing agreements underlying the Rights to MSRs are apportioned between NRZ and us as provided in our agreements with NRZ. NRZ retains a fee based on the UPB of the loans serviced, and OLS receives certain fees, including a performance fee based on servicing fees actually paid less an amount calculated based on the amount of servicing advances and cost of financing those advances. The apportionment of these fees with respect to each tranche of Rights to MSRs sold to NRZ is subject to negotiations required to be commenced by NRZ no later than six months prior to the servicing fee reset date. The servicing fee reset date is the earlier of April 30, 2020 or eight years after the closing date of the sale of each tranche of Rights to MSRs to NRZ, unless there is an uncured “termination event” with respect to an affected servicing agreement due to a servicer rating downgrade of OLS’ S&P or Moody’s Investors Service, Inc. (Moody’s), residential primary servicer rating for subprime loans to “Below Average” (or lower) or “SQ4” (or lower), respectively, on the sixth anniversary of the closing date of the particular tranche, in which case such six year anniversary shall be the fee reset date. If the parties are not able to agree on servicing fees prior to the fee reset date, NRZ is required to continue paying under the existing fee structure and the agreements between the parties will continue in effect with respect to each underlying servicing agreement unless and until NRZ directs the transfer of servicing under such servicing agreement to a third-party servicer with respect to which all required third-party consents and licenses have been obtained.
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
Beginning April 7, 2017, NRZ will have a general right to direct us to transfer servicing of the servicing agreements underlying the Rights to MSRs to a third party that can obtain all required third-party consents provided that the transfer is subject to our continued right to be paid the servicing fees and other amounts payable under our agreements.

Under our agreements with NRZ, NRZ has the right to direct the transfer of any affected servicing agreement to a successor servicer if certain specified termination events occur. One of those termination events requires us to maintain certain minimum residential primary servicer ratings. Following a “standstill” period that extends through April 6, 2017, if a termination event related to a servicer rating has occurred and exists with respect to any servicing agreement, NRZ will have the right to direct the transfer of servicing with respect to any affected servicing agreement to a replacement servicer that obtains all required third-party consents and licenses. Following any such transfer of an affected servicing agreement, we would no longer be entitled to receive future servicing fee revenue with respect to the transferred servicing agreement.
To the extent servicing agreements underlying Rights to MSRs are terminated as a result of a termination event, NRZ is entitled to payment of an amount equal to an amortized percentage of NRZ’s purchase price for the related Rights to MSRs. We paid NRZ $2.2 million during the nine months ended September 30, 2015 in connection with the termination of four servicing agreements underlying the Rights to MSRs due to servicer rating downgrades.
Under our agreements with NRZ, if S&P downgraded our servicer rating to below “Average” (which it did in 2015), we agreed to compensate NRZ for certain increased costs associated with its servicing advance financing facilities. This compensation requirement continued for a period of 12 months (through June 2016). We incurred $10.5 million in 2016 and $8.5 million during the nine months ended September 30, 2015 in connection with this compensation requirement.
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
Note 5 – Loans Held for Sale
Loans Held for Sale - Fair Value
Loans held for sale, at fair value, represent residential mortgage loans originated or purchased and held until sold to secondary market investors, such as the GSEs or other third parties. The following table summarizes the activity in the balance during the nine months ended September 30:

	2016	2015
Beginning balance	$309,054	$401,120
Originations and purchases	3,141,205	3,119,457
Proceeds from sales	(3,167,640)	(3,306,180)
Principal collections	(10,995)	(6,512)
Gain on sale of loans	23,627	37,580
Other (1)	6,863	(9,556)
Ending balance	$302,114	$235,909

(1)	Other includes the increase (decrease) in fair value of $1.0 million and $(9.9) million for the nine months ended September 30, 2016 and 2015, respectively.
At September 30, 2016, loans held for sale, at fair value with a UPB of $288.4 million were pledged to secure warehouse lines of credit in our Lending segment.

Loans Held for Sale - Lower of Cost or Fair Value
Loans held for sale, at lower of cost or fair value, include residential loans that we do not intend to hold to maturity. The following table summarizes the activity in the net balance during the nine months ended September 30:

	2016	2015
Beginning balance	$104,992	$87,492
Purchases	1,434,059	769,631
Proceeds from sales	(1,295,101)	(577,591)
Principal collections	(20,151)	(45,137)
Transfers to accounts receivable	(199,047)	(4,811)
Transfers to real estate owned	(6,434)	(18,479)
Gain on sale of loans	18,259	38,327
Decrease in valuation allowance	4,637	37,998
Other	(3,563)	3,633
Ending balance (1)	$37,651	$291,063

(1)
At September 30, 2016 and September 30, 2015, the balances include $28.1 million and $98.7 million, respectively, of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations as part of our servicing obligations. Repurchased loans are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.

The change in the valuation allowance during the nine months ended September 30 is as follows:

	2016	2015
Beginning balance	$14,658	$49,676
Provision	2,100	542
Transfer from liability for indemnification obligations	2,306	1,140
Sales of loans	(8,699)	(37,776)
Other	(344)	1,796
Ending balance	$10,021	$15,378
At September 30, 2016, Loans held for sale, at lower of cost or fair value with a UPB of $14.5 million were pledged to secure a warehouse line of credit in our Servicing segment.
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
Gain on Loans Held for Sale, Net
The following table summarizes the activity in Gain on loans held for sale, net, during the periods ended September 30:

	Three Months		Nine Months
	2016	2015	2016	2015
Gain on sales of loans	$40,707	$34,038	$77,732	$130,425
Change in fair value of IRLCs	(2,523)	4,956	4,148	3,944
Change in fair value of loans held for sale	(8,226)	915	13,486	(5,893)
Loss on economic hedge instruments	(4,051)	(12,416)	(25,677)	(10,878)
Other	(262)	(195)	(615)	(664)
	$25,645	$27,298	$69,074	$116,934
Gains on loans held for sale, net include $9.8 million and $25.3 million for the three and nine months ended September 30, 2016, respectively, representing the value assigned to MSRs retained on transfers of forward loans. For the three and nine months ended September 30, 2015, gains attributable to retained MSRs were $9.5 million and $27.8 million, respectively.
Also included in Gains on loans held for sale, net are gains of $6.9 million and $19.9 million recorded during the three and nine months ended September 30, 2016, respectively, on sales of repurchased Ginnie Mae loans, which are carried at the lower of cost or fair value. For the three and nine months ended September 30, 2015, gains on sales of repurchased Ginnie Mae loans were $5.3 million and $18.3 million, respectively.
Fair value gains recognized in connection with transfers of reverse mortgages into Ginnie Mae guaranteed securitizations are also included in Gains on loans held for sale, net and amounted to $37.8 million and $90.3 million for the three and nine months ended September 30, 2016, respectively. Fair value gains for the three and nine months ended September 30, 2015 were $30.1 million and $91.1 million, respectively.
Note 6 – Advances
Advances, net, which represent payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	September 30, 2016	December 31, 2015
Principal and interest	$47,624	$81,681
Taxes and insurance	170,215	278,487
Foreclosures, bankruptcy and other	118,087	126,031
	335,926	486,199
Allowance for losses	(46,912)	(41,901)
	$289,014	$444,298
Advances at September 30, 2016 include $34.6 million of previously sold advances that did not qualify for sale accounting.
The following table summarizes the activity in net advances for the nine months ended September 30:

	2016	2015
Beginning balance	$444,298	$893,914
Sales of advances	(24,572)	(224,756)
Collections of advances, charge-offs and other, net	(125,701)	(161,378)
Decrease (increase) in allowance for losses	(5,011)	9,598
Ending balance	$289,014	$517,378
The change in the allowance for losses for the periods ended September 30 is as follows:

	Three Months		Nine Months
	2016	2015	2016	2015
Beginning balance	$39,441	$59,545	$41,901	$70,034
Provision	(6,865)	21,856	581	42,358
Recoveries (charge-offs), net and other	14,336	(20,965)	4,430	(51,956)
Ending balance	$46,912	$60,436	$46,912	$60,436
Note 7 – Match Funded Advances
Match funded advances on residential loans we service for others are comprised of the following at the dates indicated:

	September 30, 2016	December 31, 2015
Principal and interest	$783,797	$948,376
Taxes and insurance	540,277	608,404
Foreclosures, bankruptcy, real estate and other	210,248	149,988
	$1,534,322	$1,706,768

The following table summarizes the activity in match funded advances for the nine months ended September 30:

	2016	2015
Beginning balance	$1,706,768	$2,409,442
Sales of advances	(7,757)	(96,408)
Collections of pledged advances, net	(164,689)	(357,416)
Ending balance	$1,534,322	$1,955,618
Note 8 – Mortgage Servicing
Mortgage Servicing Rights – Amortization Method
The following table summarizes changes in the net carrying value of servicing assets that we account for using the amortization method for the nine months ended September 30:

	2016	2015
Beginning balance	$377,379	$1,820,091
Fair value election - transfer of MSRs carried at fair value (1)	—	(787,142)
Additions recognized in connection with asset acquisitions	15,968	10,055
Additions recognized on the sale of mortgage loans	26,494	27,791
Sales	(23,521)	(591,605)
	396,320	479,190
Amortization (2)	(18,595)	(88,188)
Increase in impairment valuation allowance (3)	(37,164)	(25,051)
Ending balance	$340,561	$365,951

Estimated fair value at end of period	$357,817	$404,533

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

(2)
During 2016, principally in the third quarter, we participated in HUD’s Aged Delinquent Portfolio Loan Sale (ADPLS) program, which accelerates FHA insurance claims for a population of significantly delinquent FHA loans. The expedited claim filing process allows a servicer to reduce significantly its standard claim losses on accepted loans by shortening the servicing timeline and related expenses, some of which are not reimbursed by FHA insurance. Our participation required that we recognize $23.1 million of life-to-date losses on the claims filed in the third quarter. This loss is reported in Servicing and origination expense in the Unaudited Consolidated Statements of Operations. Because the MSRs related to the loans that were assigned to HUD had negative carrying values, our recognition of the losses on the loans reduced the negative carrying value of the MSRs thereby generating negative amortization expense for this population of MSRs. In the third quarter, this ADPLS-related negative amortization expense of $18.1 million exceeded the positive amortization expense on the remaining MSRs, generating net negative amortization for the quarter.

(3)	Impairment of MSRs is recognized in Servicing and origination expense. See Note 3 – Fair Value for additional information regarding impairment and the valuation allowance.

Mortgage Servicing Rights – Fair Value Measurement Method
The following table summarizes changes in the fair value of servicing assets that we account for at fair value on a recurring basis for the nine months ended September 30:

	2016			2015
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$15,071	$746,119	$761,190	$93,901	$—	$93,901
Fair value election - transfer of MSRs carried at amortized cost	—	—	—	—	787,142	787,142
Cumulative effect of fair value election	—	—	—	—	52,015	52,015
Sales	(3)	(145)	(148)	(70,084)	(1,234)	(71,318)
Servicing transfers and adjustments	—	(1,326)	(1,326)	—	(1,139)	(1,139)
Changes in fair value (1):
Changes in valuation inputs or other assumptions	(4,654)	—	(4,654)	(2,592)	12,031	9,439
Realization of expected future cash flows and other changes	(1,399)	(57,555)	(58,954)	(6,808)	(75,888)	(82,696)
Ending balance	$9,015	$687,093	$696,108	$14,417	$772,927	$787,344

(1)	Changes in fair value are recognized in Servicing and origination expense in the Unaudited Consolidated Statements of Operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of September 30, 2016 given hypothetical shifts in lifetime prepayments and yield assumptions:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(66,764)	$(135,780)
Discount rate (option-adjusted spread)	$(18,758)	$(34,142)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at September 30, 2016 are increased prepayment speeds and a decrease in the yield assumption.

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

	Residential	Commercial	Total
UPB at September 30, 2016
Servicing	$206,615,310	$—	$206,615,310
Subservicing	10,276,692	151,432	10,428,124
	$216,892,002	$151,432	$217,043,434
UPB at December 31, 2015
Servicing	$230,132,729	$—	$230,132,729
Subservicing	20,833,383	105,268	20,938,651
	$250,966,112	$105,268	$251,071,380
UPB at September 30, 2015
Servicing	$238,108,447	$—	$238,108,447
Subservicing	49,960,702	180,877	50,141,579
	$288,069,149	$180,877	$288,250,026
UPB serviced at September 30, 2016, December 31, 2015 and September 30, 2015 includes $123.2 billion, $137.1 billion and $146.0 billion, respectively, for which the Rights to MSRs have been sold to NRZ.
Residential assets serviced includes foreclosed real estate. Residential assets serviced also includes small-balance commercial assets with a UPB of $1.5 billion, $1.8 billion and $1.9 billion at September 30, 2016, December 31, 2015 and September 30, 2015, respectively. Commercial assets consist of large-balance foreclosed real estate.
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
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s and S&P. Out of 3,840 non-Agency servicing agreements, 729 with approximately $35.8 billion of UPB as of September 30, 2016 have minimum servicer ratings criteria. As a result of our current servicer ratings, termination rights have been triggered in 180 of these non-Agency servicing agreements. This represents approximately $11.5 billion in UPB as of September 30, 2016, or approximately 6.9% of our total non-Agency servicing portfolio.
In early 2015, we received notices terminating us as the servicer under four of our non-Agency servicing agreements due to rating downgrades. Pursuant to our servicing agreements, generally we are entitled to payment of accrued and unpaid servicing fees through termination as well as all advances and certain other previously unreimbursed amounts, although we lose the future servicing fee revenue. While the financial impact of the termination of servicing under these four servicing agreements was immaterial to our overall financial condition, as it represented only 0.17% of our overall servicing portfolio as of the time of transfer of servicing, we could be subject to further terminations either as a result of servicer ratings downgrades or future adverse actions by ratings agencies, which could have an adverse effect on our business, financing activities, financial condition and results of operations.
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

Servicing Revenue
The following table presents the components of servicing and subservicing fees for the periods ended September 30:

	Three Months		Nine Months
	2016	2015	2016	2015
Loan servicing and subservicing fees:
Servicing	$232,013	$274,089	$706,194	$904,062
Subservicing	5,000	14,354	17,494	48,004
	237,013	288,443	723,688	952,066
Home Affordable Modification Program (HAMP) fees	32,029	32,318	88,141	108,698
Late charges	15,225	19,162	51,301	63,557
Loan collection fees	6,746	6,682	20,860	25,176
Other	11,222	13,412	23,003	54,044
	$302,235	$360,017	$906,993	$1,203,541
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers), are held in escrow by an unaffiliated bank and are excluded from our Unaudited Consolidated Balance Sheets. Float balances amounted to $2.6 billion and $3.1 billion at September 30, 2016 and September 30, 2015, respectively.
In addition to mortgage servicing and subservicing fees, in the third quarter of 2016, we executed clean-up calls on four, small-balance commercial mortgage securitization trusts, which resulted in our recognizing income of $12.8 million related to the value of the underlying collateral held by the trusts, including amounts on deposit in spread accounts (a form of cash collateral account). We reported this income in Other, net, (a component of Other income (expense)) in the Unaudited Consolidated Statements of Operations. Simultaneously with the execution of the clean-up call, we entered into a mortgage loan purchase agreement to sell the acquired commercial loans and foreclosed properties to a third party. The proceeds from the sale were used to fund the required payments to the holders of the debt securities issued by the trusts. The sales price of the loans represented a discount to the repurchase price of $2.5 million, which we reported in Gain on loans held for sale, net.
Note 9 – Receivables
Receivables, net consisted of the following at the dates indicated:

	September 30, 2016	December 31, 2015
Servicing:
Government-insured loan claims (1)	$110,487	$71,405
Reimbursable expenses	38,027	29,856
Due from custodial accounts	32,432	13,800
Amount due on sales of mortgage servicing rights and advances	31,569	94,629
Other servicing receivables	46,612	32,879
	259,127	242,569
Income taxes receivable	59,440	53,519
Other receivables	24,544	29,818
	343,111	325,906
Allowance for losses (1)	(63,228)	(38,925)
	$279,883	$286,981

(1)
At September 30, 2016 and December 31, 2015, the allowance for losses related entirely to receivables of our Servicing business. Allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) at September 30, 2016 and December 31, 2015 were $46.4 million and $20.6 million, respectively.

Note 10 – Other Assets
Other assets consisted of the following at the dates indicated:

	September 30, 2016	December 31, 2015
Contingent loan repurchase asset (1)	$261,589	$346,984
Prepaid expenses (2)	54,755	69,805
Debt service accounts (3)	40,020	87,328
Automotive dealer financing notes, net (4)	24,965	2,538
Derivatives, at fair value	11,620	6,367
Prepaid income taxes	9,232	11,749
Mortgage backed securities, at fair value	9,040	7,985
Prepaid lender fees and debt issuance costs, net	8,807	19,496
Real estate	4,388	20,489
Other	15,505	13,754
	$439,921	$586,495

(1)
In connection with the Ginnie Mae early buy-out (EBO) program, our agreements provide either that: (a) we have the right, but not the obligation, to repurchase previously transferred mortgage loans under certain conditions, including the mortgage loans becoming eligible for pooling under a program sponsored by Ginnie Mae; or (b) we have the obligation to repurchase previously transferred mortgage loans that have been subject to a successful trial modification before any permanent modification is made. Once these conditions are met, we have effectively regained control over the mortgage loan(s), and under GAAP, must re-recognize the loans on our consolidated balance sheets and establish a corresponding repurchase liability. With respect to those loans that we have the right, but not the obligation, to repurchase under the applicable agreement, this requirement applies regardless of whether we have any intention to repurchase the loan. We re-recognize the loans in Other assets and a corresponding liability in Other liabilities.

(2)
In connection with the sale of Agency MSRs in 2015, we placed $52.9 million in escrow for the payment of representation, warranty and indemnification claims associated with the underlying loans. Prepaid expenses at September 30, 2016 and December 31, 2015 includes the remaining balance of $35.9 million and $41.3 million, respectively.

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

(4)
Automotive dealer financing notes are net of an allowance of $0.3 million at September 30, 2016. These notes represent short-term inventory-secured floor plan loans provided to independent used car dealerships through our ACS venture.

Note 11 – Borrowings
Match Funded Liabilities
Match funded liabilities are comprised of the following at the dates indicated:

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	September 30, 2016	December 31, 2015
Advance Receivables Backed Notes - Series 2014-VF3, Class A (4)	1ML (3) + 185 bps	Aug. 2047	Aug. 2017	$35,768	$77,411	$132,651
Advance Receivables Backed Notes - Series 2014-VF3, Class B (4)	1ML + 250 bps	Aug. 2047	Aug. 2017	1,634	3,703	6,330
Advance Receivables Backed Notes - Series 2014-VF3, Class C (4)	1ML + 380 bps	Aug. 2047	Aug. 2017	1,808	4,097	6,977
Advance Receivables Backed Notes - Series 2014-VF3, Class D (4)	1ML + 545 bps	Aug. 2047	Aug. 2017	4,733	10,846	18,427

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	September 30, 2016	December 31, 2015
Advance Receivables Backed Notes - Series 2014-VF4, Class A (4)	1ML + 185 bps	Aug. 2047	Aug. 2017	35,768	77,411	132,651
Advance Receivables Backed Notes - Series 2014-VF4, Class B (4)	1ML + 250 bps	Aug. 2047	Aug. 2017	1,634	3,703	6,330
Advance Receivables Backed Notes - Series 2014-VF4, Class C (4)	1ML + 380 bps	Aug. 2047	Aug. 2017	1,808	4,097	6,977
Advance Receivables Backed Notes - Series 2014-VF4, Class D (4)	1ML + 545 bps	Aug. 2047	Aug. 2017	4,733	10,846	18,427
Advance Receivables Backed Notes - Series 2015-VF5, Class A (4)	1ML + 185 bps	Aug. 2047	Aug. 2017	35,768	77,411	132,652
Advance Receivables Backed Notes - Series 2015-VF5, Class B (4)	1ML + 250 bps	Aug. 2047	Aug. 2017	1,634	3,703	6,330
Advance Receivables Backed Notes - Series 2015-VF5, Class C (4)	1ML + 380 bps	Aug. 2047	Aug. 2017	1,808	4,097	6,977
Advance Receivables Backed Notes - Series 2015-VF5, Class D (4)	1ML + 545 bps	Aug. 2047	Aug. 2017	4,733	10,846	18,427
Advance Receivables Backed Notes - Series 2015-T1, Class A (5)	2.5365%	Sep. 2046	Sep. 2016	—	—	244,809
Advance Receivables Backed Notes - Series 2015-T1, Class B (5)	3.0307%	Sep. 2046	Sep. 2016	—	—	10,930
Advance Receivables Backed Notes - Series 2015-T1, Class C (5)	3.5240%	Sep. 2046	Sep. 2016	—	—	12,011
Advance Receivables Backed Notes - Series 2015-T1, Class D (5)	4.1000%	Sep. 2046	Sep. 2016	—	—	32,250
Advance Receivables Backed Notes - Series 2015-T2, Class A (5)	2.5320%	Nov. 2046	Nov. 2016	—	—	161,973
Advance Receivables Backed Notes - Series 2015-T2, Class B (5)	3.3720%	Nov. 2046	Nov. 2016	—	—	7,098
Advance Receivables Backed Notes - Series 2015-T2, Class C (5)	3.7660%	Nov. 2046	Nov. 2016	—	—	8,113
Advance Receivables Backed Notes - Series 2015-T2, Class D (5)	4.2580%	Nov. 2046	Nov. 2016	—	—	22,816
Advance Receivables Backed Notes - Series 2015-T3, Class A (5)	3.2110%	Nov. 2047	Nov. 2017	—	310,195	310,195
Advance Receivables Backed Notes - Series 2015-T3, Class B (5)	3.7040%	Nov. 2047	Nov. 2017	—	17,695	17,695

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	September 30, 2016	December 31, 2015
Advance Receivables Backed Notes - Series 2015-T3, Class C (5)	4.1960%	Nov. 2047	Nov. 2017	—	19,262	19,262
Advance Receivables Backed Notes - Series 2015-T3, Class D (5)	4.6870%	Nov. 2047	Nov. 2017	—	52,848	52,848
Advance Receivables Backed Notes - Series 2016-T1, Class A (5)	2.5207%	Aug. 2048	Aug. 2018	—	216,700	—
Advance Receivables Backed Notes - Series 2016-T1, Class B (5)	3.0643%	Aug. 2048	Aug. 2018	—	9,000	—
Advance Receivables Backed Notes - Series 2016-T1, Class C (5)	3.6067%	Aug. 2048	Aug. 2018	—	10,800	—
Advance Receivables Backed Notes - Series 2016-T1, Class D (5)	4.2462%	Aug. 2048	Aug. 2018	—	28,500	—
Advance Receivables Backed Notes - Series 2016-T2, Class A (5)	2.7215%	Aug. 2049	Aug. 2019	—	188,300	—
Advance Receivables Backed Notes - Series 2016-T2, Class B (5)	3.2647%	Aug. 2049	Aug. 2019	—	8,500	—
Advance Receivables Backed Notes - Series 2016-T2, Class C (5)	3.8066%	Aug. 2049	Aug. 2019	—	10,300	—
Advance Receivables Backed Notes - Series 2016-T2, Class D (5)	4.4456%	Aug. 2049	Aug. 2019	—	27,900	—
Total Ocwen Master Advance Receivables Trust (OMART)				131,829	1,188,171	1,393,156
Advance Receivables Backed Notes, Series 2014-VF1, Class A	Cost of Funds + 270 bps	Dec. 2046	Dec. 2016	11,069	46,207	31,343
Advance Receivables Backed Notes, Series 2014-VF1, Class B	Cost of Funds + 425 bps	Dec. 2046	Dec. 2016	1,682	4,638	4,157
Advance Receivables Backed Notes, Series 2014-VF1, Class C	Cost of Funds + 470 bps	Dec. 2046	Dec. 2016	1,813	5,255	4,564
Advance Receivables Backed Notes, Series 2014-VF1, Class D	Cost of Funds + 520 bps	Dec. 2046	Dec. 2016	4,245	15,091	11,351
Total Ocwen Servicer Advance Receivables Trust III (OSART III) (6)				18,809	71,191	51,415
Advance Receivables Backed Notes, Series 2015-VF1, Class A	1ML + 240 bps	Jun. 2047	Jun. 2017	32,720	86,280	112,882
Advance Receivables Backed Notes, Series 2015-VF1, Class B	1ML + 340 bps	Jun. 2047	Jun. 2017	8,258	7,742	12,268

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	September 30, 2016	December 31, 2015
Advance Receivables Backed Notes, Series 2015-VF1, Class C	1ML + 400 bps	Jun. 2047	Jun. 2017	3,518	3,482	5,951
Advance Receivables Backed Notes, Series 2015-VF1, Class D	1ML + 480 bps	Jun. 2047	Jun. 2017	9,334	8,666	8,377
Total Ocwen Freddie Advance Funding Facility (OFAF) (7)				53,830	106,170	139,478

				$204,468	$1,365,532	$1,584,049

Weighted average interest rate					3.15%	3.15%

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

(2)
Borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At September 30, 2016, none of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged.

(3)	1ML was 0.53% and 0.43% at September 30, 2016 and December 31, 2015, respectively.

(4)
On August 12, 2016, the supplemental indentures for the OMART facility variable funding notes were amended to reduce the borrowing capacity of each series from $200.0 million to $140.0 million or a total decrease in borrowing capacity of $180.0 million. There is a ceiling of 75bps for 1ML in determining the interest rate for these variable rate notes.

(5)
Under the terms of the agreement, we must continue to borrow the full amount of the Series 2015-T3 Notes and the Series 2016-T1 and T2 Notes until the amortization date. If there is insufficient collateral to support the level of borrowing, the excess cash proceeds are not distributed to Ocwen but are held by the trustee, and interest expense continues to be based on the full amount of the term notes. On August 12, 2016, we issued the Series 2016-T1 and 2016-T2 Notes with a total borrowing capacity of $500.0 million. The proceeds from these notes were used to prepay at par the $500.0 million of Series 2015-T1 and 2015-T2 notes that were outstanding.

(6)
On March 31, 2016, the maximum borrowing capacity under the OSART III facility was increased to $90.0 million. There is a ceiling of 75 bps for 1ML in determining the interest rate for these variable rate notes.

(7)
On March 31, 2016, the combined borrowing capacity of the Series 2015-VF1 Notes was increased to $160.0 million. On June 10, 2016, the term of this facility was extended for an additional year. There is a ceiling of 125 bps for 1ML in determining the interest rate for these notes.

Pursuant to our agreements with NRZ, NRZ has assumed the obligation to fund new servicing advances with respect to the Rights to MSRs. We are dependent upon NRZ for financing of the servicing advance obligations for Rights to MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to make pursuant to our agreements with them. As of September 30, 2016, we were the servicer on Rights to MSRs sold to NRZ pertaining to approximately $123.2 billion in UPB and the associated outstanding servicing advances as of such date were approximately $4.3 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance financing obligations, our liquidity, financial condition and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances.
In addition, although we are not an obligor or guarantor under NRZ’s advance financing facilities, we are a party to certain of the facility documents as the servicer of the underlying loans on which advances are being financed. As the servicer, we make certain representations, warranties and covenants, including representations and warranties in connection with our sale of advances to NRZ.

Financing Liabilities
Financing liabilities are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	September 30, 2016	December 31, 2015
Servicing:
Financing liability – MSRs pledged	MSRs	(1)	(1)	$494,532	$541,704
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (2)	MSRs	(2)	Feb. 2028	85,063	96,546
Financing liability – Advances pledged (3)	Advances on loans	(3)	(3)	23,814	59,643
				603,409	697,893

Lending:
HMBS-related borrowings (4)	Loans held for investment	1ML + 256 bps	(4)	3,224,610	2,391,362

				$3,828,019	$3,089,255

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

(3)	Certain sales of advances in 2014 did not qualify for sales accounting treatment and were accounted for as a financing. This financing liability has no contractual maturity.

(4)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.
Other Secured Borrowings
Other secured borrowings are comprised of the following at the dates indicated:

Borrowings	Collateral	Interest Rate	Maturity	Available Borrowing Capacity (1)	September 30, 2016	December 31, 2015
Servicing:
SSTL (2)	(2)	1-Month Euro-dollar rate + 425 bps with a Eurodollar floor of 125 bps (2)	Feb. 2018	$—	$323,793	$398,454
Repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Sep. 2017	35,587	14,413	42,973
				35,587	338,206	441,427

Borrowings	Collateral	Interest Rate	Maturity	Available Borrowing Capacity (1)	September 30, 2016	December 31, 2015
Lending:
Master repurchase agreement (4)	LHFS	1ML + 200 bps; 1ML floor of 0.0%	Nov. 2016	35,748	164,252	156,226
Participation agreement (5)	LHFS	N/A	Apr. 2017 (5)	—	51,075	49,897
Participation agreement (5)	LHFS	N/A	Apr. 2017 (5)	—	61,922	73,049
Mortgage warehouse agreement (6)	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 300 or 350 bps	August 2017	—	21,941	63,175
Master repurchase agreement (7)	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 25 bps	Jan. 2017	60,711	39,289	—
				96,459	338,479	342,347

				132,046	676,685	783,774
Unamortized debt issuance costs - SSTL				—	(12,787)	(20,012)
Discount - SSTL				—	(728)	(1,351)
				$132,046	$663,170	$762,411

Weighted average interest rate					4.19%	4.38%

(1)	For our mortgage loan warehouse facilities, available borrowing capacity does not consider the amount of the facility that the lender has extended on an uncommitted basis.

(2)
The borrowings under the SSTL are secured by a first priority security interest in substantially all of the assets of Ocwen, OLS and the other guarantors thereunder, excluding among other things, 35% of the capital stock of foreign subsidiaries, securitization assets and equity interests of securitization entities, assets securing permitted funding indebtedness and non-recourse indebtedness, REO assets, servicing agreements where an acknowledgment from the GSE has not been obtained, as well as other customary carve-outs. Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate (the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1-Month LIBOR)), plus a margin of 3.25% and subject to a base rate floor of 2.25% or (b) the one month Eurodollar rate, plus a margin of 4.25% and subject to a one month Eurodollar floor of 1.25%. To date we have elected option (b) to determine the interest rate.

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

(3)
The maximum borrowing under this facility is limited to the lesser of $100.0 million or $550.0 million less the lender’s current lending to Ocwen under advance funding facilities. Fifty percent of the maximum borrowing is available on a committed basis and fifty percent is available at the discretion of the lender. On September 29, 2016, we renewed this facility through September 28, 2017 with no change in interest rates or maximum borrowing capacity.

(4)
Under this repurchase agreement, the lender provides financing on a committed basis for $200.0 million. On September 30, 2016, we extended the term of this agreement to November 30, 2016 with no change in rates or maximum borrowing capacity, although a LIBOR floor of 0.0% was added to the terms of the facility. We are in discussions with our lender for the renewal of this facility and expect to renew the agreement in normal course.

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

(6)	Borrowing capacity of $110.0 million under this facility is available at the discretion of the lender. On August 7, 2016, the term of this agreement was extended to August 17, 2017.

(7)	We entered into this agreement on January 5, 2016. The lender provides financing on a committed basis for $100.0 million.
Senior Unsecured Notes
On May 12, 2014, Ocwen completed the issuance and sale of its $350.0 million 6.625% Senior Unsecured Notes. The Senior Unsecured Notes are general senior unsecured obligations of Ocwen and will mature on May 15, 2019. The Senior Unsecured Notes are not guaranteed by any of Ocwen’s subsidiaries.
The balances of Senior Unsecured Notes as reported on our Unaudited Consolidated Balance Sheets are net of unamortized debt issuance costs of $3.5 million and $4.5 million at September 30, 2016 and December 31, 2015, respectively.
Covenants
Under the terms of our debt agreements, we are subject to various qualitative and quantitative covenants. Collectively, these covenants include:

•	Financial covenants;

•	Covenants to operate in material compliance with applicable laws;

•
Restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock or junior capital, transferring assets or making loans, investments or acquisitions;

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
As of September 30, 2016, the most restrictive consolidated tangible net worth requirements were for a minimum of $1.1 billion at OLS under our match funded debt agreements and three repurchase agreements (Servicing and Lending) and $575.0 million at Ocwen under a master repurchase agreement (Lending).
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

Note 12 – Other Liabilities
Other liabilities were comprised of the following at the dates indicated:

	September 30, 2016	December 31, 2015
Contingent loan repurchase liability (1)	$261,589	$346,984
Accrued legal fees and settlements	110,716	74,922
Other accrued expenses	84,210	113,934
Due to NRZ (2)	68,492	18,538
Liability for indemnification obligations	31,005	36,615
Liability for uncertain tax positions	23,658	44,751
Checks held for escheat	16,027	14,301
Accrued interest payable	10,050	3,667
Payable to loan servicing and subservicing investors	7,326	15,941
Derivatives, at fair value	2,525	—
Other	103,233	74,791
	$718,831	$744,444

(1)
In connection with the Ginnie Mae EBO program, we have re-recognized certain loans on our consolidated balance sheets and established a corresponding repurchase liability regardless of our intention to repurchase the loan.

(2)	Balances represent advance collections and servicing fees to be remitted to NRZ.
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
The following table summarizes the changes in the notional balances of our holdings of derivatives during the nine months ended September 30, 2016:

	IRLCs	Forward MBS Trades	Interest Rate Caps
Beginning notional balance	$278,317	$632,720	$2,110,000
Additions	5,200,747	4,210,788	625,000
Amortization	—	—	(700,000)
Maturities	(3,879,488)	(1,994,649)	—
Terminations	(1,109,562)	(2,122,842)	(975,000)
Ending notional balance	$490,014	$726,017	$1,060,000

Maturity	Oct. 2016 - Jan. 2017	Dec. 2016	Nov. 2016 - July 2018

Fair value of derivative assets (liabilities) at:
September 30, 2016	$10,827	$(2,525)	$793
December 31, 2015	$6,080	$295	$2,042
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
The following summarizes our open derivative positions at September 30, 2016 and the gains (losses) on all derivatives used in each of the identified hedging programs for the period then ended. None of the derivatives was designated as a hedge for accounting purposes at September 30, 2016:

Purpose	Expiration Date	Notional Amount	Fair Value (1)	Gains / (Losses)	Consolidated Statements of Operations Caption
Interest rate risk of borrowings
Interest rate caps	Nov. 2016 - July 2018	$1,060,000	$793	$(1,950)	Other, net
Interest rate risk of mortgage loans held for sale and of IRLCs
Forward MBS trades	Dec. 2016	726,017	(2,525)	(25,677)	Gain on loans held for sale, net
IRLCs	Oct. 2016 - Jan. 2017	490,014	10,827	4,148	Gain on loans held for sale, net
Total derivatives			$9,095	$(23,479)

(1)	Derivatives are reported at fair value in Other assets or in Other liabilities on our Unaudited Consolidated Balance Sheets.
Included in Accumulated other comprehensive loss (AOCL) at September 30, 2016 and 2015, respectively, were $1.5 million and $1.9 million of deferred unrealized losses, before taxes of $0.1 million and $0.1 million, respectively, on interest rate swaps that we designated as cash flow hedges. Changes in AOCL during the nine months ended September 30 were as follows:

	2016	2015
Beginning balance	$1,763	$8,413

Losses on terminated hedging relationships amortized to earnings	(263)	(6,916)
Decrease in deferred taxes on accumulated losses on cash flow hedges	—	389
Decrease in accumulated losses on cash flow hedges, net of taxes	(263)	(6,527)

Ending balance	$1,500	$1,886

As of September 30, 2016, amortization of accumulated losses on cash flow hedges from AOCL to Other income (expense), net is projected to be $0.3 million during the next twelve months. To the extent we sell the MSRs to which the accumulated losses on cash flow hedges applied, a proportionate amount of the remaining unamortized accumulated losses associated with the MSRs sold is recognized in earnings at that time.
Other income (expense), net, includes the following related to derivative financial instruments for the periods ended September 30:

	Three Months		Nine Months
	2016	2015	2016	2015
Losses on economic hedges	$(45)	$(738)	$(1,950)	$(1,613)
Write-off of losses in AOCL for a discontinued hedge relationship	(89)	(523)	(263)	(6,916)
	$(134)	$(1,261)	$(2,213)	$(8,529)
Note 14 – Interest Expense
The following table presents the components of interest expense for the periods ended September 30:

	Three months		Nine Months
	2016	2015	2016	2015
Financing liabilities (1) (2)	$73,096	$73,866	$193,675	$222,067
Match funded liabilities	17,349	15,425	53,656	45,379
Other secured borrowings	13,450	19,822	38,877	68,447
6.625% Senior unsecured notes	6,130	6,741	18,399	19,521
Other	936	2,459	3,476	7,192
	$110,961	$118,313	$308,083	$362,606

(1)	Includes interest expense related to financing liabilities recorded in connection with the NRZ/HLSS Transactions as indicated in the table below.

	Three months		Nine Months
	2016	2015	2016	2015
Servicing fees collected on behalf of NRZ/HLSS	$159,919	$175,994	$482,566	$531,399
Less: Subservicing fee retained by Ocwen	87,506	91,597	257,408	272,802
Net servicing fees remitted to NRZ/HLSS	72,413	84,397	225,158	258,597
Less: Reduction (increase) in financing liability	(213)	21,160	45,617	52,159
Interest expense on NRZ/HLSS financing liability	$72,626	$63,237	$179,541	$206,438
The reduction in the financing liability does not include reimbursements to NRZ/HLSS for the loss of servicing revenues when we were terminated as servicer and where the related Rights to MSRs had been sold to HLSS.

(2)
Includes $10.5 million of fees incurred during the nine months ended September 30, 2016 in connection with our agreement to compensate NRZ/HLSS through June 2016 for certain increased costs associated with its servicing advance financing facilities that were the direct result of a previous downgrade of our S&P servicer rating. For the three and nine months ended September 30, 2015, we incurred $8.2 million and $8.5 million, respectively, of such fees.

Interest expense that we expect to be paid on the HMBS-related borrowings is included with net fair value gains in Other revenues.

Note 15 – Basic and Diluted Earnings per Share
Basic earnings per share excludes common stock equivalents and is calculated by dividing net income attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted earnings per share by dividing net income attributable to Ocwen by the weighted average number of common shares outstanding, including the potential dilutive common shares related to outstanding stock options and restricted stock awards. The following is a reconciliation of the calculation of basic earnings per share to diluted earnings per share for the periods ended September 30:

	Three Months		Nine Months
	2016	2015	2016	2015
Basic earnings per share:
Net income (loss) attributable to Ocwen common stockholders	$9,391	$(66,869)	$(189,318)	$(22,776)

Weighted average shares of common stock	123,986,987	125,383,639	123,991,343	125,322,742

Basic earnings (loss) per share	$0.08	$(0.53)	$(1.53)	$(0.18)

Diluted earnings (loss) per share (1):
Net income (loss) attributable to Ocwen common stockholders	$9,391	$(66,869)	$(189,318)	$(22,776)

Weighted average shares of common stock	123,986,987	125,383,639	123,991,343	125,322,742
Effect of dilutive elements (1):
Stock option awards	—	—	—	—
Common stock awards	147,520	—	—	—
Dilutive weighted average shares of common stock	124,134,507	125,383,639	123,991,343	125,322,742

Diluted earnings (loss) per share	$0.08	$(0.53)	$(1.53)	$(0.18)

Stock options and common stock awards excluded from the computation of diluted earnings per share:
Anti-dilutive (2)	6,890,882	2,037,872	7,285,539	1,965,049
Market-based (3)	1,917,456	924,438	1,917,456	924,438

(1)
For the nine months ended September 30, 2016 and for the three and nine months ended September 30, 2015, we have excluded the effect of stock options and common stock awards from the computation of diluted earnings per share because of the anti-dilutive effect of our reported net loss.

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
Corporate Items and Other. Corporate Items and Other includes revenues and expenses that are not directly related to other reportable segments, business activities that are individually insignificant, interest income on short-term investments of cash, interest expense on corporate debt and certain corporate expenses. New business activities that are currently insignificant include providing short-term inventory-secured floor plan loans to independent used car dealerships through our ACS venture. In addition, Ocwen recently formed a wholly-owned captive reinsurance entity, CR Limited (CRL) and signed a quota share re-insurance agreement with a third-party insurer related to coverage on foreclosed real estate properties owned or serviced by Ocwen.
We allocate interest income and expense to each business segment for funds raised or for funding of investments made, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. We also allocate expenses generated by corporate support services to each business segment.
Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
Three months ended September 30, 2016
Revenue (1)	$319,080	$30,696	$9,672	$—	$359,448

Expenses (1) (2)	204,434	27,735	39,509	—	271,678

Other income (expense):
Interest income	59	3,990	1,109	—	5,158
Interest expense	(101,138)	(3,684)	(6,139)	—	(110,961)
Gain on sale of mortgage servicing rights, net	5,661	—	—	—	5,661
Other (1)	13,943	322	471	—	14,736
Other income (expense), net	(81,475)	628	(4,559)	—	(85,406)

Income (loss) before income taxes	$33,171	$3,589	$(34,396)	$—	$2,364

Three months ended September 30, 2015
Revenue (1)	$374,936	$29,662	$348	$—	$404,946

Expenses (1) (2)	318,439	23,126	46,161	—	387,726

Other income (expense):
Interest income	1,175	3,883	635	—	5,693
Interest expense	(109,357)	(2,256)	(6,700)	—	(118,313)
Gain on sale of mortgage servicing rights, net	41,246	—	—	—	41,246
Other (1)	(2,303)	425	114	—	(1,764)
Other income (expense), net	(69,239)	2,052	(5,951)	—	(73,138)

Income (loss) before income taxes	$(12,742)	$8,588	$(51,764)	$—	$(55,918)

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Nine months ended September 30, 2016
Revenue (1)	$951,727	$89,255	$22,277	$—	$1,063,259

Expenses (1) (2)	741,706	78,091	165,556	—	985,353

Other income (expense):
Interest income	(102)	11,805	2,785	—	14,488
Interest expense	(278,808)	(10,829)	(18,446)	—	(308,083)
Gain on sale of mortgage servicing rights, net	7,689	—	—	—	7,689
Other (1)	11,406	982	(547)	—	11,841
Other income (expense), net	(259,815)	1,958	(16,208)	—	(274,065)

Income (loss) before income taxes	$(49,794)	$13,122	$(159,487)	$—	$(196,159)

Nine months ended September 30, 2015
Revenue (1)	$1,269,269	$106,721	$2,709	$(58)	$1,378,641

Expenses (1) (2)	940,764	73,497	104,133	(58)	1,118,336

Other income (expense):
Interest income	3,232	11,025	2,049	—	16,306
Interest expense	(336,088)	(7,058)	(19,460)	—	(362,606)
Gain on sale of mortgage servicing rights, net	97,958	—	—	—	97,958
Other (1)	(15,049)	1,826	671	—	(12,552)
Other income (expense), net	(249,947)	5,793	(16,740)	—	(260,894)

Income (loss) before income taxes	$78,558	$39,017	$(118,164)	$—	$(589)

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
September 30, 2016	$3,455,598	$3,662,316	$467,536	$—	$7,585,450

December 31, 2015	$4,089,064	$2,811,154	$480,090	$—	$7,380,308

September 30, 2015	$4,653,917	$2,571,893	$753,167	$—	$7,978,977

(1)	Inter-segment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered.

(2)	Depreciation and amortization expense are as follows:

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
For the three months ended September 30, 2016
Depreciation expense	$2,730	$48	$3,651	$6,429
Amortization of mortgage servicing rights	(2,634)	76	—	(2,558)
Amortization of debt discount	240	—	—	240
Amortization of debt issuance costs	3,645	—	332	3,977

For the three months ended September 30, 2015
Depreciation expense	$694	$96	$4,256	$5,046
Amortization of mortgage servicing rights	18,023	85	—	18,108
Amortization of debt discount	329	—	—	329
Amortization of debt issuance costs	2,981	—	344	3,325

For the nine months ended September 30, 2016
Depreciation expense	$5,068	$184	$13,025	$18,277
Amortization of mortgage servicing rights	18,360	235	—	18,595
Amortization of debt discount	623	—	—	623
Amortization of debt issuance costs	9,466	—	1,009	10,475

For the nine months ended September 30, 2015
Depreciation expense	$1,736	$292	$11,439	$13,467
Amortization of mortgage servicing rights	87,926	262	—	88,188
Amortization of debt discount	1,022	—	—	1,022
Amortization of debt issuance costs	9,336	—	1,049	10,385
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
In the current regulatory environment, we have faced and expect to continue to face increased regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of the changing environment in which we operate. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to any of the following (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or (viii) inability to execute on our business strategy. In addition to amounts paid to resolve regulatory matters, we could be required to pay for the costs of third party firms to monitor our compliance with such resolutions. We have recognized $162.6 million in such third party monitoring costs from January 1, 2014 through September 30, 2016 in connection with our settlements with the California Department of Business Oversight (CA DBO) and the New York Department of Financial Services (NY DFS) and in connection with our National Mortgage Settlement.

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
The CFPB directly affects the regulation of residential mortgage servicing in a number of ways. First, the CFPB has rule making authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers, including TILA and RESPA, as reflected in the new rules for servicing and origination that went into effect in 2014, and the TILA/RESPA Integrated Disclosure rules, also known as TRID. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans. Accordingly, we are subject to supervision, examination and enforcement by the CFPB. As previously disclosed, Ocwen has received several Civil Investigative Demands, or investigative subpoenas, from the CFPB seeking information about our servicing practices followed by a Notice and Opportunity to Respond and Advise (NORA) letter from the CFPB under which the CFPB (1) notified us that the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against us relating to compliance with federal laws pertaining to our servicing practices and (2) provided us with the opportunity to make a NORA submission, which is a written statement setting forth reasons of law, policy and fact as to why we do not believe such action is appropriate. We made a NORA submission detailing why such action would not be appropriate. Subsequently, we have been informed that the enforcement staff has been authorized to engage with us regarding the resolution of their concerns, which could result in a Consent Order and could entail payment of monetary amounts by us or injunctive relief. If we are unable to resolve such concerns, and the CFPB were to bring an enforcement action against us, such action could have a material adverse impact on our business, reputation, financial condition and results of operations.
We expect to continue to invest significantly in our operational platform and risk and compliance management systems in order to comply with these laws and regulations. Furthermore, there may be additional federal or state laws enacted that place additional obligations on servicers and originators of residential mortgage loans.
Ocwen has various subsidiaries, including OLS, Homeward and Liberty, that are licensed to originate and/or service forward and reverse mortgage loans in the jurisdictions in which they operate. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as examinations as to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or ultimately a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. The most restrictive of these net worth requirements is based on the outstanding UPB of the owned and subserviced portfolio of OLS and was $475.3 million at September 30, 2016. We believe our licensed entities are currently in compliance with all of their minimum net worth requirements.
OLS, Homeward and Liberty are also parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at September 30, 2016. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on our business.

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
Note 18 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.1 billion at September 30, 2016. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $458.9 million and $31.1 million in connection with our forward and reverse mortgage loan interest rate lock commitments, respectively, outstanding at September 30, 2016. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
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
Each of Ocwen and OMS are parties to a Services Agreement, a Technology Products Services Agreement, an Intellectual Property Agreement and a Data Center and Disaster Recovery Services Agreement with Altisource. Under the Services Agreements, Altisource provides various business process outsourcing services, such as valuation services and property preservation and inspection services, among other things. Altisource provides certain technology products and support services under the Technology Products Services Agreements and the Data Center and Disaster Recovery Services Agreements. These agreements expire August 31, 2025. Ocwen and Altisource have also entered into a Master Services Agreement pursuant to which Altisource provides certain loan origination services to Homeward and Liberty, and a General Referral Fee agreement pursuant to which Ocwen receives referral fees which are paid out of the commission that would otherwise be paid to Altisource as the selling broker in connection with real estate sales services provided by Altisource.
Certain services provided by Altisource under these agreements are charged to the borrower and/or mortgage loan investor. Accordingly, such services, while derived from our loan servicing portfolio, are not reported as expenses by Ocwen. These services include residential property valuation, residential property preservation and inspection services, title services and real estate sales-related services. Similar to other vendors, in the event that Altisource’s activities do not comply with the applicable servicing criteria, we could be exposed to liability as the servicer and it could negatively impact our relationships with our servicing clients, borrowers or regulators, among others.
We have also entered into Support Services Agreements with Altisource setting forth certain services that Altisource and Ocwen may provide to each other in such areas as human resources, corporate services, Six Sigma, quality assurance, quantitative analytics, treasury, accounting, tax matters and strategic planning. These Support Services Agreements run through October 2017 and September 2018, respectively, with automatic one-year renewals thereafter. During 2014, we began reducing the amount of services provided to us under the Support Services Agreements. Beginning April 1, 2015, the only services that were regularly provided under these Support Services Agreements were corporate services such as vendor procurement for technology and facilities management services. Altisource does not currently provide any services to us under the Support Services Agreements.

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
These proceedings are generally based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including wrongful foreclosure and eviction actions, allegations of wrongdoing in connection with lender-placed insurance arrangements, claims relating to our pre-foreclosure property preservation activities, claims relating to our written and telephonic communications with our borrowers such as claims under the Telephone Consumer Protection Act, claims related to our payment and other processing operations, and claims regarding certifications of our legal compliance related to our participation in certain government programs. In some of these proceedings, claims for substantial monetary damages are asserted against us.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. Excluding expenses of internal or external legal counsel, we have accrued $44.6 million as of September 30, 2016 for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at September 30, 2016.
We have previously disclosed several putative securities fraud class action lawsuits filed against Ocwen and certain of its officers and directors that contain allegations in connection with the restatements of our fourth quarter 2013 and first quarter 2014 financial statements and our December 2014 Consent Order with the NY DFS, among other matters. Those lawsuits have been consolidated and are pending in federal court in Florida. In September 2015, the presiding federal court dismissed the consolidated securities fraud class action. That action has since been re-filed in federal court. On December 22, 2015, the presiding federal court dismissed in part the action and it remains pending. In January 2016, Ocwen was named as a defendant in a separate securities action brought on behalf of certain putative shareholders of Ocwen. Additional lawsuits may be filed and, at this time, Ocwen is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential impact they may have on us or our operations. Ocwen and the other defendants intend to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
We have reached an agreement in principle to resolve certain previously disclosed claims brought derivatively by purported shareholders in an amount we believe will be covered in full by our applicable insurance coverage. A Special Litigation Committee established by the independent directors of our Board had previously concluded that pursuit of these claims would not be in the best interests of the Company. If our efforts to finalize this resolution or to otherwise defend these derivative matters are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

OFC, OLS, and Homeward have reached an agreement in principle to settle the following previously disclosed litigation matters relating to claims under the False Claims Act: U.S. Ex rel. Fisher v. Homeward Residential, Inc., et al and U.S. Ex rel. Fisher v. Ocwen Loan Servicing, LLC, et al (the Fisher Cases). The United States Department of Justice has agreed to seek final approval of the settlement in principle. Subject to documentation of a definitive settlement and final approval by the United States, the settlement includes the following terms:

•	No admission of liability or wrongdoing by Ocwen;

•	Payment of $15.0 million to the United States and $15.0 million for the private citizens’ attorneys’ fees and costs.
Ocwen agreed to the settlement, notwithstanding its belief that it has sound legal and factual defenses, in order to avoid the uncertain outcome of two trials and the additional expense and management time involved. We accrued $30.0 million as of June 30, 2016 with respect to the settlement in principle and we continue to believe this amount is both probable and reasonably estimable based on current information. We have not yet paid any portion of this $30 million accrual. There can be no assurance that the settlement in principle will be finalized and approved by the United States and the Court. In the event the settlement in principle is not ultimately finalized and approved, the Fisher Cases would continue and we would vigorously defend the allegations made against Ocwen. If our efforts to defend were not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected. The $44.6 million accrual for litigation matters noted above includes the $30 million accrual for the Fisher Cases.
In several recent court actions, mortgage loan sellers against whom repurchase claims have been asserted based on alleged breaches of representations and warranties are defending on various grounds including the expiration of statutes of limitation, lack of notice and opportunity to cure, and vitiation of the obligation to repurchase as a result of foreclosure or charge-off of the loan. We have entered into tolling agreements with respect to our role as servicer for a small number of securitizations relating to our performance under the servicing agreements for those securitizations and may enter into additional tolling agreements in the future. Other court actions have been filed against certain RMBS trustees alleging that the trustees breached their contractual and statutory duties by, among other things, failing to require the loan servicers to abide by the servicers’ obligations and failing to declare that certain alleged servicing events of default under the applicable contracts occurred.
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
In addition, the CA DBO has selected an independent third-party auditor (the CA Auditor) to assess OLS’ compliance with laws and regulations impacting California borrowers for an initial term of two years ending July 2017, extendable at the discretion of the CA DBO. OLS must pay all reasonable and necessary costs of the CA Auditor. The CA Auditor will report periodically on its findings and progress, and OLS must submit to the CA DBO a written plan to address and implement corrective measures and address any deficiencies identified by the CA Auditor.
During the third quarter, we continued to work with the CA Auditor. As part of the CA Auditor’s work, from time to time the CA Auditor and the CA DBO have made observations regarding our compliance with various regulations and legal requirements, including the Consent Order. As part of these observations, the CA DBO has informed us of its position that certain onboarding activities relating to new California originations in 2015 were prohibited by the Consent Order and represent a material breach of the agreement. We disagree with this position. Given that we have already made adjustments to our processes for California originations, the CA DBO has not asked us to make any additional changes to such processes at this time. The CA DBO has also raised similar concerns related to our on-boarding of loans subject to subservicing agreements. The CA DBO is still evaluating this activity as it relates to the Consent Order. The CA DBO has not asked us to cease any subservicing activities, and these activities are not material to our overall operations. However, it is possible that the CA DBO could determine to take action against us, which could subject us to financial penalties or other regulatory action, and it is possible that the CA Auditor or the CA DBO could allege that other activities do not comply with California laws or regulations, which could also result in regulatory action against us.
We have recently engaged in discussions with the CA DBO regarding the possibility of resolving certain matters relating to OLS’ servicing practices and early termination of the Consent Order, which would also terminate the CA Auditor engagement. We have not reached any agreement with the CA DBO and cannot predict whether or when we may reach such an agreement; however, we have offered to pay $25.0 million to the CA DBO to settle and terminate the Consent Order, and therefore, pursuant to ASC 450, we have accrued this amount in our financial statements as of September 30, 2016. Whether or not we reach an agreement after discussions with the CA DBO, it is possible that we could incur losses that materially exceed this amount, which could have a material adverse impact our on our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss above amounts that have been recorded as of September 30, 2016.
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
To date, OMSO’s reports have detailed eight instances where our testing has exceeded the applicable error rate threshold for a metric. Ocwen also agreed with OMSO to deem five additional metrics as having failed as part of a “global CAP” due to the letter-dating issues that were raised by the NY DFS in 2014, as the testing of those metrics could have been affected by that issue. Each of those metrics has been the subject of an agreed-upon CAP, and four of those potential violations plus the global CAP for letter dating have been deemed “cured” by OMSO as subsequent testing was found to be within the required error rate threshold. The remainder of the metrics are either still under CAPs or the post-cure testing has yet to be validated by OMSO. It is also possible that if we are found to have caused borrower harm, we would be subject to costs to remediate that harm. In addition, in the event that there were widespread metric failures, it is possible that OMSO or the District Court could determine that we were generally violating the settlement and seek to impose a broader range of financial, injunctive or other penalties on us.
In December 2014, OMSO identified two issues involving our compliance with the Ocwen National Mortgage Settlement. The first concerned the adequacy and independence of our IRG, which is responsible for reporting on our compliance with the settlement. The second concerned the letter dating issues discussed above. OMSO’s reports since then have identified the steps we have taken to remediate these issues and acknowledged Ocwen’s cooperation. OMSO’s most recent compliance report, dated September 8, 2016, covering the first third and fourth quarters of 2015, indicated that the IRG performed its work in all material respects as required under the National Mortgage Settlement. The report noted that Ocwen failed two metrics tests for the fourth quarter of 2015, both of which related to lender-placed insurance, but also noted that Ocwen had submitted, and OMSO had approved, CAPs for those two errors. OMSO’s April 28, 2016 report indicated that the letter-dating issues are subject to the global CAP discussed above, which OMSO deemed completed. That report further indicated that Ocwen did not fail any metrics in the first two quarters of 2015. In the same report, OMSO indicated that Ocwen completed all Consumer Relief required under the National Mortgage Settlement, crediting Ocwen with over $2.1 billion in consumer relief credits, which exceeded Ocwen’s obligations.
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
We also have regular engagements with not only our state financial regulators, but also the attorneys general in the various states and the CFPB to address individual borrower complaints that they bring to our attention, or to respond to information requests and other inquiries. On occasion, we also engage with U.S. attorneys. Many of these matters are brought to our attention as a complaint that the entity is investigating, although some are formal investigations or proceedings. Ocwen is currently in receipt of one Civil Investigative Demand from the Massachusetts Attorney’s General Office and two subpoenas from the Office of the United States Attorney for the District of Massachusetts seeking information about our servicing practices in addition to the regulatory matters discussed above under Note 17 – Regulatory Requirements, including the NORA letter from the CFPB and our discussions with the CFPB on these matters.
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
Loan Put-Back and Related Contingencies
We have exposure to origination representation, warranty and indemnification obligations because of our lending, sales and securitization activities and in connection with our servicing practices. At September 30, 2016 and September 30, 2015, we had outstanding representation and warranty repurchase demands of $59.3 million UPB (272 loans) and $101.1 million (516 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and similar indemnification obligations for the nine months ended September 30:

	2016	2015
Beginning balance	$36,615	$132,918
Provision for representation and warranty obligations	(2,403)	1,695
New production reserves	615	664
Payments made in connection with sales of MSRs	(1,320)	(30,906)
Charge-offs and other (1)	(6,396)	(17,498)
Ending balance	$27,111	$86,873

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.

We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at September 30, 2016.
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
We are a leader in the servicing industry in foreclosure prevention and loss mitigation, which helps families stay in their homes and improves financial outcomes for loan investors. Our leadership in the industry is evidenced by our high cure rate for delinquent loans and above average rate of continuing performance by homeowners whose loans we have modified. Ocwen has provided 20% of the loan modifications under the Federal Government’s Home Affordable Modification Program (HAMP) – more than any other mortgage servicer and 52% more than the next highest servicer, according to data published in the U.S. Treasury’s Making Home Affordable Second Quarter 2016 Program Performance Report. Ocwen also received a three-star rating, the highest rating, across all the compliance categories that the U.S. Treasury evaluates. Overall, Ocwen completed nearly 701,000 loan modifications from January 1, 2008 through September 30, 2016.
We primarily originate, purchase, sell and securitize conventional and government-insured forward mortgage loans and reverse mortgages.
As discussed in further detail under “Operations Summary” and “Segment Results of Operations” below, the key driver of our operating results for the quarter ended September 30, 2016, as compared to the three months ended September 30, 2015, was a decline in servicing revenue, resulting from a decrease in the total UPB of our residential servicing portfolio from $288.1 billion as of September 30, 2015 to $216.9 billion as of September 30, 2016, driven largely by the execution of our strategy to sell certain of our Agency MSRs, coupled with normal portfolio runoff, that was accompanied by an even greater decline in expenses. For the quarter ended September 30, 2016, we made significant progress in our efforts to improve financial results and achieved a profitable quarter for the first time since the quarter ended June 30, 2015. Our servicing segment is also profitable for the first time this quarter since the quarter ended June 30, 2015.
In order for us to be profitable over the long term, we will need to continue to reduce our expenses so that they remain appropriately aligned with our reduced revenue profile. Pursuant to the cost improvement initiative that we announced in 2015, we remain focused on continuing to reduce our servicing costs in line with our reduced residential servicing portfolio through productivity improvements and other expense reductions. Initiatives include further rationalization of our U.S. based headcount, where we expect further reductions as we shift activities to our lower cost off-shore locations, continuing reductions in servicing advance and receivable charge-offs as we simplify our operations and implement process improvements, continuing reductions in our reliance on third-party service providers for facilities management, technology infrastructure management and support services and continuing optimization of our purchased services spend. Rightsizing our servicing operations lags the reductions in our servicing portfolio as workforce and servicing operations adjustments require time to implement properly. In addition, we take our commitments to enhancing the borrower experience, strengthening our risk and compliance infrastructure and delivering strong loss mitigation results very seriously and, accordingly, we continue to make appropriate investments in those important areas even as we continue to optimize our cost structure through productivity improvements and other initiatives.
We are seeking to increase our revenue through growing our lending business by reinvesting cash flows generated by our servicing business in asset generation businesses - namely businesses where we can not only originate new loans profitably but also potentially retain the servicing rights as well as the customer relationship. We are investing in our forward lending business to build competitive advantages around processes and technology, and we believe the reverse mortgage business is a substantially under-developed market relative to its potential. We will continue to evaluate new adjacent market opportunities that are consistent with our strategic goals where we believe we can capture competitive advantages and achieve attractive returns for our shareholders. These would include sustainable new opportunities that align with long-term macro trends; opportunities that can contribute meaningfully to our long-term growth and return on equity; and, generally, businesses where we feel we can capture and maintain a long-term competitive advantage (e.g., advantages related to operating efficiencies, our cost of capital or our tax structure). We believe that our Automotive Capital Services (ACS) business has the potential to provide long-term growth to Ocwen and, accordingly, we are investing in this business in order to fuel its growth.
With respect to our servicing business, our recent regulatory settlements have significantly limited our ability to grow our servicing portfolio, which naturally decreases over time through portfolio runoff. In order to grow our servicing portfolio through acquisitions, we will need to satisfy the conditions set forth in our consent orders with the NY DFS and CA DBO. At this time, it is not clear that there is a significant market for non-Agency MSR acquisitions, even if we were to be given the requisite approvals from the NY DFS and CA DBO to resume those types of transactions. We would also need to determine that such acquisitions were an appropriate use of our available capital at such time. Nonetheless, we believe our significant investments in our servicing operations, risk and compliance infrastructure over recent years will position us favorably relative to our peers should such transactions become available and should the terms of such acquisitions be attractive to us.
Our revenues in recent years have benefited from our participation in the Federal Government’s HAMP loan modification program and its Home Affordable Refinance Program (HARP) loan refinance program. HAMP is scheduled to expire on December 31, 2016, although, borrowers who have requested assistance or to whom an offer of assistance has been extended as of that date will have until September 30, 2017 to finalize their modification. HARP, which was scheduled to expire on December 31, 2016, has been extended to September 30, 2017. If neither of these programs is extended, we anticipate that our future revenues will be adversely affected even though we will continue to receive certain trailing fees under these programs, such as HAMP success fees to the extent that a borrower remains current in any agreed upon loan modification. HAMP fees accounted for $88.1 million, or 9% of total servicing segment revenues in the nine months ended September 30, 2016, and $135.0 million, or 8% of servicing segment revenues for the year ended December 31, 2015. We originated loans with a total UPB of approximately $114.9 million, or approximately 4% of total forward loan originations, through the HARP program during the nine months ended September 30, 2016, and we originated loans with a total UPB of approximately $786.0 million, or approximately 20% of total forward loan originations, through the HARP program for the year ended December 31, 2015.
Our business continues to be impacted by our recent regulatory settlements and the current regulatory environment. We have faced, and expect to continue to face, regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess the implications of the regulatory environment in which we operate and to meet the requirements of the current environment. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our business, operating results and financial condition have been significantly impacted in recent periods by fees and settlements related to litigation and regulatory matters, including the costs of monitoring firms under our regulatory settlements. To the extent we are unable to avoid, mitigate or offset similar expenses in future periods, our business, operating results and financial condition will continue to be adversely affected, even if we are successful in our ongoing efforts to optimize our cost structure and grow our revenue through investment in our lending business and new business ventures such as ACS.
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

Operations Summary
The following table presents summarized consolidated operating results for the periods ended September 30:

	Three Months		% Change	Nine Months		% Change
	2016	2015		2016	2015
Revenue:
Servicing and subservicing fees	$302,235	$360,017	(16)%	$906,993	$1,203,541	(25)%
Gain on loans held for sale, net	25,645	27,298	(6)	69,074	116,934	(41)
Other revenues	31,568	17,631	79	87,192	58,166	50
Total revenue	359,448	404,946	(11)	1,063,259	1,378,641	(23)

Expenses	271,678	387,726	(30)	985,353	1,118,336	(12)

Other income (expense):
Interest expense	(110,961)	(118,313)	(6)	(308,083)	(362,606)	(15)
Gain on sale of mortgage servicing rights, net	5,661	41,246	(86)	7,689	97,958	(92)
Other, net	19,894	3,929	406	26,329	3,754	601
Total other expense, net	(85,406)	(73,138)	17	(274,065)	(260,894)	5

Income (loss) before income taxes	2,364	(55,918)	(104)	(196,159)	(589)	n/m
Income tax expense (benefit)	(7,110)	10,832	(166)	(7,214)	21,866	(133)
Net income (loss)	9,474	(66,750)	(114)	(188,945)	(22,455)	741
Net income attributable to non-controlling interests	(83)	(119)	(30)	(373)	(321)	16
Net income (loss) attributable to Ocwen stockholders	$9,391	$(66,869)	(114)	(189,318)	(22,776)	731

Segment income (loss) before income taxes:
Servicing	$33,171	$(12,742)	(360)%	$(49,794)	$78,558	(163)%
Lending	3,589	8,588	(58)	13,122	39,017	(66)
Corporate Items and Other	(34,396)	(51,764)	(34)	(159,487)	(118,164)	35
	$2,364	$(55,918)	(104)%	$(196,159)	$(589)	n/m
n/m: not meaningful

Three Months Ended September 30, 2016 versus 2015
Servicing and subservicing fees for the third quarter of 2016 were $57.8 million, or 16%, lower than the third quarter of 2015, primarily as a result of executing on our strategy in 2015 to sell certain of our Agency MSRs and portfolio runoff. During the third quarter of 2016, we recognized net gains of $5.7 million in Other income on the sale of Agency and non-Agency MSRs relating to loans with a UPB of $3.3 billion. During the third quarter of 2015, we recognized $41.2 million in net gains on the sale of MSRs relating to loans with a UPB of $22.1 billion.
Gains on loans held for sale for the third quarter of 2016 were $1.7 million, or 6%, lower than the third quarter of 2015. Gains from our lending operations decreased $4.2 million primarily due to volume declines in the forward lending retail and correspondent channels, in part due to the sale of our Agency MSRs, which reduces recapture (our ability to convert borrowers in our current servicing portfolio into newly originated loans), and lower margins in all forward lending channels. This was partially offset by higher volume in the forward lending wholesale channel and higher volume in reverse lending. In our Servicing business, gains on sales of loans increased by $1.7 million.
Expenses were $116.0 million, or 30%, lower in the third quarter of 2016 as compared to the third quarter of 2015. Excluding MSR amortization and valuation adjustments and monitor expenses, expenses were $52.4 million, or 17%, lower in the third quarter of 2016 as compared to the third quarter of 2015. This decline reflects our progress implementing cost improvement initiatives. Compensation and benefits expense declined as average headcount declined by 8%, including a 12% reduction in U.S.-based headcount, principally in our Servicing business where headcount declined by 12%, including a 30% reduction in the U.S. Technology and communications expense declined 30% primarily as a consequence of our decision to reduce our dependence on third-party service providers and bring a greater proportion of our technology services in-house. However, the decline in Technology and communications expense was offset in large part by an increase in technology-related Compensation and benefits expense. Occupancy and equipment expense declined by 46%, largely because of the effect of the decline in the size of the servicing portfolio on various expenses, particularly postage and other delivery services, and the effect of the declines in headcount. Professional services expense was $3.1 million, or 5%, higher in the third quarter of 2016 as compared to the third quarter of 2015. Professional services expense for the third quarter of 2016 includes a $10.0 million charge to increase the $15.0 million accrual we established as of June 30, 2016 in connection with our discussions with the CA DBO regarding the possibility of resolving certain matters relating to OLS’ servicing practices and early termination of the CA DBO Consent Order, which would also terminate the CA Auditor engagement. Other expenses declined largely because the third quarter of 2015 included $11.9 million of costs to maintain and exit the legacy Residential Capital, LLC (ResCap) servicing platform and because of a $9.7 million decline in the provision for indemnification obligations.
MSR amortization and valuation adjustments and monitor expenses decreased $63.7 million. MSR amortization and valuation adjustments (including both fair value adjustments and impairment charges), decreased $66.2 million principally due to a decrease in impairment charges related to our government insured MSRs and the effects of portfolio runoff and MSR sales. Monitor expenses increased $2.6 million as compared to the third quarter of 2015 primarily as a result of costs related to the CA Auditor. However, monitor expenses have been declining during 2016 from a peak of $30.0 million in the first quarter to $28.1 million in the second quarter and to $15.1 million during the third quarter.
Interest expense for the third quarter of 2016 declined $7.4 million, or 6%, as compared to the third quarter of 2015 primarily as a result of lower SSTL borrowings as a result of principal prepayments, including both voluntary prepayments and required prepayments from proceeds of sales of MSRs, principally during 2015.
Other income for the third quarter of 2016 includes $12.8 million received in connection with the execution of clean-up call rights related to four small-balance commercial mortgage securitization trusts. This income relates to the value of the underlying collateral held by the trusts, including amounts on deposit in spread accounts (cash collateral). We also recognized a $2.5 million loss on the sale of the commercial loans purchased as part of the transaction, which we reported in Gain on loans held for sale, net. See Note 8 – Mortgage Servicing for additional information.
Nine Months Ended September 30, 2016 versus 2015
Servicing and subservicing fees declined $296.5 million, or 25%, in the nine months ended September 30, 2016 as compared to the same period of 2015. This decline is primarily due to sales of Agency MSRs in 2015, portfolio runoff and a lower modification volume. We recognized $98.0 million of net gains on sales of MSRs during the nine months ended September 30, 2015 relating to loans with a UPB of $86.4 billion.
Gains on loans held for sale for the nine months ended September 30, 2016 declined $47.9 million, or 41%, as compared to the nine months ended September 30, 2015. Gains from our lending operations decreased $26.0 million primarily due to the overall decline in reverse lending origination volume, volume declines in the forward lending retail and correspondent channels, in part due to the sale of our Agency MSRs, and lower margins in all forward lending channels. This was partially offset by higher volume in the forward lending wholesale channel. In our servicing business, gains on sales of loans declined by $22.1 million.
Expenses for the nine months ended September 30, 2016 were $133.0 million, or 12%, lower than the same period in 2015. Excluding MSR amortization and valuation adjustments and monitor expenses, expenses for the nine months ended September 30, 2016 were $111.3 million, or 12%, lower than the same period a year ago, reflecting our progress to date implementing cost improvement initiatives. A decline of 9% in average headcount, including a 12% decline in US headcount, driven by a 15% reduction in average headcount of our Servicing business, including a 30% decline in U.S.-based headcount, resulted in lower Compensation and benefits expense. The decline in Technology and communications expense was somewhat offset by an increase in technology-related Compensation and benefits expense, as noted above. The decline in the size of the servicing portfolio and headcount resulted in lower Occupancy and equipment expense. Professional services expense for the nine months ended September 30, 2016 was $66.1 million, or 34%, higher than the nine months ended September 30, 2015. Professional services expense for the 2016 year to date period includes a $30.0 million charge in the second quarter to establish an accrual in connection with the settlement in principle of the Fisher Cases. We also accrued $25.0 million in connection with our discussions with the CA DBO regarding the possibility of resolving certain matters relating to OLS’ servicing practices and early termination of the CA DBO Consent Order, which would also terminate the CA Auditor engagement. Professional services expense for the nine months ended September 30, 2015 includes $24.9 million of financial and legal advisory fees incurred in connection with evaluating adjustments to our capital structure and exploring other strategic options. Other expenses declined primarily due to $18.3 million of costs incurred during the nine months ended September 30, 2015 to maintain and exit the legacy ResCap servicing platform and because of a $10.1 million decline in the provision for indemnification obligations.
MSR amortization and valuation adjustments and monitor expenses decreased $21.7 million. MSR amortization and valuation adjustments (including both fair value adjustments and impairment charges) decreased $67.1 million due to the effects of portfolio runoff and MSR sales which were offset by an increase in impairment charges related to our government insured MSRs. Monitor expenses for the nine months ended September 30, 2016 were $45.5 million higher than the same period last year, primarily as a result of costs related to the CA Auditor.
Interest expense for the nine months ended September 30, 2016 decreased $54.5 million, or 15%, as compared to the same period of 2015 primarily due to declines in the value of the NRZ financing liability and to lower SSTL borrowings as a result of principal prepayments, including voluntary and required prepayments from proceeds of sales of MSR, primarily during 2015.
Although we incurred a pre-tax loss of $196.2 million for the nine months ended September 30, 2016, we recorded an income tax benefit of only $7.2 million, or 4%, because the tax benefit recorded on the pre-tax loss is reduced by additional valuation allowance. In addition, the mix of earnings among different tax jurisdictions with different statutory tax rates impacts the amount of the tax benefit or expense recorded. Finally, we recognized income tax expense related to uncertain tax positions. The overall effective tax rate for the nine months ended September 30, 2016 has changed significantly from the effective tax rate at December 31, 2015 because we recorded a full valuation allowance on our net deferred tax assets during the fourth quarter of 2015.

Financial Condition Summary
The following table presents summarized consolidated balance sheet data at the dates indicated.

	September 30, 2016	December 31, 2015	% Change
Cash	$263,534	$257,272	2%
Mortgage servicing rights	1,036,669	1,138,569	(9)
Advances and match funded advances	1,823,336	2,151,066	(15)
Loans held for sale	339,765	414,046	(18)
Loans held for investment - Reverse mortgages, at fair value	3,339,641	2,488,253	34
Other assets	782,505	931,102	(16)
Total assets	$7,585,450	$7,380,308	3%

Total assets by segment:
Servicing	$3,455,598	$4,089,064	(15)%
Lending	3,662,316	2,811,154	30
Corporate Items and Other	467,536	480,090	(3)
	$7,585,450	$7,380,308	3%

Match funded liabilities	$1,365,532	$1,584,049	(14)%
Financing liabilities	3,828,019	3,089,255	24
Other secured borrowings	663,170	762,411	(13)
Senior unsecured notes	346,511	345,511	—
Other liabilities	718,831	744,444	(3)
Total liabilities	$6,922,063	$6,525,670	6%

Total liabilities by segment:
Servicing	$2,796,907	$3,417,727	(18)%
Lending	3,578,020	2,751,667	30
Corporate Items and Other	547,136	356,276	54
	$6,922,063	$6,525,670	6%

Total equity	$663,387	$854,638	(22)%
Changes in the composition and balance of our assets and liabilities during the nine months ended September 30, 2016 are principally attributable to Loans held for investment and Financing liabilities which increased as a result of our reverse mortgage securitizations accounted for as secured financings. Match funded liabilities declined consistent with lower advances and match funded advances on a declining servicing portfolio. Total equity declined as a result of the net loss we incurred for the nine months ended September 30, 2016 and our repurchase of 991,985 shares of Ocwen’s common stock during the first quarter.
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

The following table summarizes our key ratings by these rating agencies:

	Moody’s	Morningstar	S&P	Fitch
Residential Prime Servicer	SQ3-	MOR RS3	Average	RPS3-
Residential Subprime Servicer	SQ3-	MOR RS3	Average	RPS3-
Residential Special Servicer	SQ3-	MOR RS3	Average	RSS3-
Residential Second/Subordinate Lien Servicer	SQ3-	—	Average	RPS3-
Residential Home Equity Servicer	—	—	—	RPS3-
Residential Alt A Servicer	—	—	—	RPS3-
Master Servicing	SQ3	—	Average	RMS3-
Ratings Outlook	N/A	Negative	Stable	Stable

Date of last action	September 8, 2015	February 6, 2015	August 9, 2016	February 9, 2016
S&P upgraded our servicer ratings from “Below Average” to “Average” on August 9, 2016. Among the reasons cited by S&P for its upgrade were strengthened first and second lines of defense in risk management; good management and staff experience levels; manageable staff and management turnover rates; and investment in and continued strengthening of staffing, technology and processes in the internal control environment.
In addition to servicer ratings, each of the rating agencies will from time to time assign an outlook to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised.” While S&P’s servicer ratings outlook for Ocwen is stable in general, its outlook for master servicing is positive.
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

The following table presents selected results of operations of our Servicing segment for the periods ended September 30. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Revenue
Servicing and subservicing fees:
Residential	$300,018	$357,439	(16)%	$900,848	$1,195,512	(25)%
Commercial	2,310	2,183	6	6,520	7,506	(13)
	302,328	359,622	(16)	907,368	1,203,018	(25)
Gain on loans held for sale, net	5,943	4,217	41	11,906	34,008	(65)
Other revenues	10,809	11,097	(3)	32,453	32,243	1
Total revenue	319,080	374,936	(15)	951,727	1,269,269	(25)

Expenses
Compensation and benefits	41,904	56,926	(26)	134,652	180,891	(26)
Amortization of mortgage servicing rights	(2,634)	18,023	(115)	18,360	87,926	(79)
Servicing and origination	57,440	98,955	(42)	229,320	248,470	(8)
Technology and communications	14,314	23,166	(38)	42,977	71,786	(40)
Professional services	22,754	31,173	(27)	92,142	92,885	(1)
Occupancy and equipment	11,868	22,958	(48)	46,582	64,784	(28)
Other	58,788	67,238	(13)	177,673	194,022	(8)
Total expenses	204,434	318,439	(36)	741,706	940,764	(21)

Other income (expense)
Interest income	59	1,175	(95)	(102)	3,232	(103)
Interest expense	(101,138)	(109,357)	(8)	(278,808)	(336,088)	(17)
Gain on sale of mortgage servicing rights, net	5,661	41,246	(86)	7,689	97,958	(92)
Other, net	13,943	(2,303)	(705)	11,406	(15,049)	(176)
Total other expense, net	(81,475)	(69,239)	18	(259,815)	(249,947)	4

Income (loss) before income taxes	$33,171	$(12,742)	(360)%	$(49,794)	$78,558	(163)%

The following tables provide selected operating statistics at or for the three months ended September 30:

	2016	2015	% Change
Residential Assets Serviced
Unpaid principal balance (UPB):
Performing loans (1)	$192,260,993	$250,488,153	(23)%
Non-performing loans	20,213,008	31,494,566	(36)
Non-performing real estate	4,418,001	6,086,430	(27)
Total (2)	$216,892,002	$288,069,149	(25)%

Conventional loans (3)	$63,898,483	$105,211,950	(39)%
Government-insured loans	23,722,156	33,364,802	(29)
Non-Agency loans	129,271,363	149,492,397	(14)
Total	$216,892,002	$288,069,149	(25)%

Percent of total UPB:
Servicing portfolio	95%	83%	14%
Subservicing portfolio	5	17	(71)
Non-performing assets	11	13	(15)

Count:
Performing loans (1)	1,313,600	1,644,707	(20)%
Non-performing loans	100,710	158,626	(37)
Non-performing real estate	23,357	31,612	(26)
Total (2)	1,437,667	1,834,945	(22)%

Conventional loans (3)	369,555	585,744	(37)%
Government-insured loans	173,235	234,097	(26)
Non-Agency loans	894,877	1,015,104	(12)
Total	1,437,667	1,834,945	(22)%

Percent of total count:
Servicing portfolio	96%	85%	13%
Subservicing portfolio	4	15	(73)
Non-performing assets	9	10	(10)

	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Residential Assets Serviced
Average UPB:
Servicing portfolio	$210,431,431	$259,913,365	(19)%	$207,587,363	$294,524,820	(30)%
Subservicing portfolio	11,320,230	51,312,236	(78)	13,060,581	40,783,586	(68)
Total	$221,751,661	$311,225,601	(29)%	$220,647,944	$335,308,406	(34)%

	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Prepayment speed (average CPR) (4)	15%	15%	—%	14%	15%	(7)%
% Voluntary	80	80	—	78	81	(4)
% Involuntary	20	20	—	22	19	16
% CPR due to principal modification	2	2	—	2	2	—

Average count:
Servicing portfolio	1,397,862	1,673,264	(16)%	1,370,412	1,865,929	(27)%
Subservicing portfolio	67,310	319,179	(79)	76,558	245,403	(69)
	1,465,172	1,992,443	(26)%	1,446,970	2,111,332	(31)%

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$230,927	$272,661	(15)%	$702,818	$899,171	(22)%
Subservicing	5,000	14,354	(65)	17,494	48,005	(64)
	235,927	287,015	(18)	720,312	947,176	(24)
HAMP fees	32,021	32,317	(1)	88,130	108,696	(19)
Late charges	15,150	19,041	(20)	51,055	63,194	(19)
Loan collection fees	6,736	6,670	1	20,828	25,138	(17)
Other	10,184	12,396	(18)	20,523	51,308	(60)
	$300,018	$357,439	(16)%	$900,848	$1,195,512	(25)%

Number of Completed Modifications
HAMP	13,354	9,790	36%	31,994	33,065	(3)%
Non-HAMP	7,716	9,680	(20)	25,409	34,587	(27)
Total	21,070	19,470	8%	57,403	67,652	(15)%

	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Financing Costs
Average balance of advances and match funded advances	$1,877,798	$2,158,248	(13)%	$1,987,573	$2,733,361	(27)%
Average borrowings
Match funded liabilities	1,400,017	1,543,036	(9)	1,485,655	1,800,479	(17)
Financing liabilities	613,545	745,225	(18)	651,305	775,568	(16)
Other secured borrowings	362,196	936,750	(61)	395,153	1,130,151	(65)
Interest expense on borrowings
Match funded liabilities	17,349	15,425	12	53,656	45,379	18
Financing liabilities	73,096	73,931	(1)	193,974	222,265	(13)
Other secured borrowings	9,765	17,585	(44)	28,048	61,428	(54)
Effective average interest rate (5)
Match funded liabilities	4.96%	4.00%	24	4.82%	3.36%	43
Financing liabilities (6)	47.65%	39.68%	20	39.71%	38.21%	4
Other secured borrowings	10.78%	7.51%	44	9.46%	7.25%	30

Facility costs included in interest expense	$8,953	$9,489	(6)	$26,519	$28,949	(8)
Average 1-month LIBOR	0.50%	0.19%	163	0.46%	0.18%	156

Average Employment
India and other	6,164	6,654	(7)%	6,114	6,861	(11)%
U. S.	1,320	1,882	(30)	1,437	2,040	(30)
Total	7,484	8,536	(12)%	7,551	8,901	(15)%

Collections on loans serviced for others	$10,722,550	$13,954,446	(23)%	$30,782,109	$51,945,571	(41)%

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Includes 596,515 and 660,999 subprime loans with a UPB of $95.2 billion and $108.4 billion at September 30, 2016 and September 30, 2015, respectively.

(3)	Includes 174,299 and 210,030 prime loans with a UPB of $32.7 billion and $41.6 billion at September 30, 2016 and September 30, 2015, respectively, that we service or subservice.

(4)	CPR, or the constant prepayment rate, measures loan prepayments as a percentage of the current outstanding loan balance expressed as a compound annual rate.

(5)	The effective average interest rates include the amortization of facility costs.

(6)
The effective average interest rate on the financing liability that we recognized in connection with the sales of Rights to MSRs to NRZ is 59.15% and 49.73% for the three months ended September 30, 2016 and 2015, respectively, and 49.40% and 48.55% for the nine months ended September 30, 2016 and 2015. Interest expense on financing liabilities for the three months ended September 30, 2015 included $8.2 million of fees incurred in connection with our agreement to compensate NRZ through June 2016 for certain increased costs associated with its servicing advance financing facilities that were the direct result of a downgrade of our S&P servicer rating in 2015. Interest expense on financing liabilities for the nine months ended September 30, 2016 and 2015 includes $10.5 million and $8.5 million, respectively, of such fees.

The following table provides information regarding the changes in our portfolio of residential assets serviced or subserviced:

	Amount of UPB		Count
	2016	2015	2016	2015
Portfolio at January 1	$250,966,112	$398,727,727	1,624,762	2,486,038
Additions	1,531,715	2,246,103	7,969	10,864
Sales (1)	(34,643)	—	(126)	—
Servicing transfers	(6,745,819)	(3,267,861)	(34,506)	(27,980)
Runoff	(8,636,329)	(15,491,967)	(47,132)	(78,148)
Portfolio at March 31	237,081,036	382,214,002	1,550,967	2,390,774
Additions	2,079,670	2,340,063	9,843	12,116
Sales (1)	(179,110)	(43,692,860)	(831)	(247,760)
Servicing transfers	(458,189)	(3,926,601)	(1,547)	(22,091)
Runoff	(9,247,406)	(15,264,025)	(51,942)	(78,785)
Portfolio at June 30	229,276,001	321,670,579	1,506,490	2,054,254
Additions	1,912,894	2,035,490	8,815	10,681
Sales (1)	(3,274,966)	(21,541,112)	(17,752)	(156,221)
Servicing transfers	(1,788,040)	(1,576,874)	(8,552)	(8,171)
Runoff	(9,233,887)	(12,518,934)	(51,334)	(65,598)
Portfolio at September 30	$216,892,002	$288,069,149	1,437,667	1,834,945

(1)
Following the sale of MSRs, we may continue to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date for a reduced fee. We continue to include such loans in our reported portfolio until the servicing transfer date. As of September 30, 2015, we were subservicing 117,548 loans with a UPB of $21.2 billion on an interim basis relating to Agency MSRs that we sold during the third quarter. The servicing transfer on these loans was completed during the fourth quarter of 2015. As of September 30, 2016, we were subservicing 676 loans with a UPB of $66.3 million on an interim basis relating to Non-Agency MSRs that we sold during the third quarter. See Note 4 — Sales of Advances and MSRs and Note 8 – Mortgage Servicing to the Unaudited Consolidated Financial Statements.

Three Months Ended September 30, 2016 versus 2015
The key driver of our servicing segment operating results, as compared to the third quarter of 2015, was a $55.9 million decrease in total Servicing revenue, resulting from a 29% decline in the average UPB and a 26% decline in the average number of assets in our residential servicing and subservicing portfolio due to MSR sales and portfolio runoff. The decline in revenues was accompanied by a $114.0 million decline in total expenses.
Revenue associated with delinquent loan resolution strategies increased in line with the 8% increase in completed modifications. The portion of modifications completed under HAMP as a percentage of total modifications increased to 63% in the third quarter of 2016 as compared to 50% for the third quarter of 2015. The HAMP program expires on December 31, 2016, although borrowers who have requested assistance or to whom an offer of assistance has been extended as of that date have until September 30, 2017 to finalize their modification. We recognized revenue of $57.3 million and $56.6 million during the third quarter of 2016 and 2015, respectively, in connection with loan modifications. Included in revenue for the third quarter of 2016 is $16.9 million related to the recently implemented streamlined modification process (Streamline HAMP). As of October 14, 2016, over 22,675 borrowers had made an initial payment under a plan, with 6,325 of those having converted to permanent modifications in the third quarter (4,112 were completed in the second quarter).
We estimate the balance of deferred servicing fees related to delinquent borrower payments was $399.6 million at September 30, 2016 compared to $473.4 million at September 30, 2015. We are contractually obligated to remit to NRZ all deferred servicing fees collected in connection with MSRs underlying Rights to MSRs. However, in addition to base servicing fees, we are entitled to performance fees that increase to the extent we collect deferred servicing fees. As such, the majority of the deferred servicing fees collected are recognized by us as additional revenue without a corresponding increase in interest expense related to the NRZ financing liability.
Expenses were $114.0 million, or 36%, lower in the third quarter of 2016 as compared to the third quarter of 2015. Excluding MSR amortization and valuation adjustments, expenses decreased by $47.8 million, or 19%. A 30% reduction in average U.S.-based headcount and the migration of certain operations offshore, where we believe we realize cost efficiencies while maintaining operational effectiveness, enabled reductions in Compensation and benefits expense of $15.0 million, or 26%, and servicing-related outsourcing expenses of $1.2 million. We continue to review the efficiency of our servicing operations to take advantage of additional cost improvement strategies aimed at restoring the Servicing business to profitability and improving the borrower experience.
Excluding MSR valuation adjustments, Servicing and origination expense increased by $4.1 million in the third quarter of 2016. This increase is primarily due to the accelerated recognition of $23.1 million of expenses related to our participation in HUD’s Aged Delinquent Portfolio Loan Sale (ADPLS) program. The impact of this expense was partially offset by an $18.1 million benefit in MSR amortization, which resulted in net negative amortization expense for the quarter. ADPLS and other HUD loan sales programs are alternatives to the normal conveyance claim process in which a servicer must complete the foreclosure process and then convey the vacant, and potentially rehabilitated, home to FHA. Under ADPLS, the assignment of the loan to HUD by the servicer accelerates the receipt of claim proceeds by the servicer, significantly shortening the foreclosure and claim timelines and reducing related servicer expenses. HUD accepts and pools the resulting uninsured loans for resale through an auction process. The cancellation of the FHA insurance by HUD and sale of the uninsured loan delays the foreclosure process and gives the borrower more time and another chance to avoid foreclosure, options that may not have been feasible while the loans were insured. ADPLS differs from other HUD loan sale programs, in which Ocwen has participated on a smaller scale, in that the loans targeted for approval are over three years delinquent. The increase in expenses related to ADPLS is partially offset by reductions in other costs primarily related to process improvements and simplification of our operations facilitated in large part by the sale of Agency MSRs.
Occupancy and equipment expense declined $11.1 million largely because of efficiencies and the effect of the decline in the size of the servicing portfolio on various expenses, principally the cost of postage and other delivery services. Costs charged through corporate overhead allocations, which are included in Other expense, declined $10.6 million (excluding an $11.2 million increase in technology allocations that was largely offset by the $8.9 million decline in Technology and communication expense). Provision for indemnification obligations was $9.8 million lower in the third quarter of 2016 as compared to the third quarter of 2015.
MSR amortization and valuation adjustments (including both fair value adjustments and impairment charges) decreased $66.2 million due to a decrease in impairment charges related to our government insured MSRs driven by a more favorable change in mortgage rates, the effects of portfolio runoff and MSR sales, and the removal of the MSRs for loans conveyed to HUD as part of the ADPLS process which resulted in an $18.1 million benefit in amortization. Increasing interest rates typically result in decreased prepayment activity for MSRs, which generally increases the value of our MSRs as the underlying loans prepay slower. The fair value of our government-insured MSRs rose above their net carrying value, resulting in the reversal of $1.9 million of impairment in the third quarter of 2016. In the third quarter of 2015, we recognized an impairment charge of $23.4 million on our government-insured MSRs.
Interest expense declined by $8.2 million, or 8%, in the third quarter of 2016 compared to the third quarter of 2015 principally because expense on the SSTL decreased $6.1 million as a result of prepayments totaling $45.9 million during the nine months ended September 30, 2016 and the $865.8 million of repayments during the year ended December 31, 2015. Interest on the NRZ financing liabilities increased by $9.4 million. However, this increase was largely offset by an $8.2 million decrease in additional payments to NRZ in connection with a previous downgrade to our S&P servicer rating. Our obligation to make such additional payments ended in the second quarter of 2016. Interest expense on match funded debt increased $1.9 million as compared to the third quarter of 2015, as the effect of the decreases in average borrowings on interest expense was offset by an increase in facility cost amortization as a component of interest expense (due in part because of the early refinancing of $500.0 million of term notes), an increase in the margins on the interest rate indexes of our borrowings and an increase in 1-Month LIBOR.
Other income (Other, net) for the third quarter of 2016 includes $12.8 million received in connection with the execution of clean-up call rights related to four small-balance commercial mortgage securitization trusts. We also recognized a $2.5 million loss on the sale of the commercial loans purchased as part of the transaction, which we reported in Gain on loans held for sale, net. See Note 8 – Mortgage Servicing for additional information. During the third quarter of 2016, we recognized net gains of $5.7 million in Other income on the sale of Agency and non-Agency MSRs relating to loans with a UPB of $3.3 billion. Other income for the third quarter of 2015 includes net gains of $41.2 million recognized on the sale of Agency MSRs relating to loans with a UPB of $22.1 billion.
Nine Months Ended September 30, 2016 versus 2015
Total Servicing revenue declined $317.5 million as the average UPB and the average number of assets in our residential servicing and subservicing portfolio declined by 34% and 31%, respectively, due to portfolio runoff and sales of MSRs completed in 2015. Revenue recognized in connection with loan modifications declined to $155.6 million for the nine months ended September 30, 2016 as compared to $188.0 million for the same period in 2015 consistent with the 15% decline in completed modifications.

Expenses were $199.1 million, or 21%, lower for the nine months ended September 30, 2016 as compared to the same period of 2015. Excluding MSR amortization and valuation adjustments, expenses decreased by $132.0 million, or 17%, principally because of our progress to date in implementing cost improvement initiatives. The 30% reduction in average U.S. based headcount and the migration of certain operations offshore enabled reductions in Compensation and benefits expense of $46.2 million, or 26%, and in servicing-related outsourcing expenses of $4.7 million. In addition, India and other offshore headcount declined by 11%. Despite $30.9 million of expenses related to ADPLS in 2016, we were able to reduce Servicing and origination expense, excluding MSR valuation adjustments, by $21.6 million for the nine months ended September 30, 2016 through process improvements and simplification of our operations facilitated in large part by the sale of Agency MSRs. Occupancy and equipment expense declined $18.2 million primarily because of the effect of the decline in the size of the servicing portfolio as noted above. Corporate technology allocations included in Other expense increased by $30.6 million, but this increase was offset by the $28.8 million decline in Technology and communication expenses. The remaining corporate overhead allocations declined by $27.5 million, in large part because corporate overhead allocations in 2015 reflected investments made to expand our risk and compliance functions.
MSR amortization and valuation adjustments (including both fair value adjustments and impairment charges), decreased $67.1 million because of the effects of portfolio runoff and MSR sales and a $24.1 million amortization benefit recognized in relation to our participation in the ADPLS program offset by an increase in impairment charges related to our government insured MSRs as a consequence of lower mortgage rates. The fair value of our government-insured MSRs fell below their carrying value during the nine months ended September 30, 2016, resulting in the recognition of impairment charges of $37.2 million. During the nine months ended September 30, 2015, we recognized impairment charges of $25.1 million on our government-insured MSRs.
Interest expense declined by $57.3 million, or 17%, for the nine months ended September 30, 2016 as compared to the same period of 2015 due in part to a $26.9 million decrease in interest on the NRZ financing liabilities, which was offset in part by an increase of $2.0 million in payments to NRZ in connection with a previous downgrade to our S&P servicer rating. In addition, interest expense on the SSTL decreased $31.8 million as a result of prepayments totaling $45.9 million during the nine months ended September 30, 2016 and the substantial repayments made during the year ended December 31, 2015. Interest expense on our match funded debt increased by $8.3 million, despite a decrease in average borrowings, as the effect was offset by an increase in facility cost amortization as a component of interest expense, an increase in the margins on the interest rate indexes of our borrowings and an increase in 1-Month LIBOR.
Other income for the nine months ended September 30, 2016 includes $12.8 million received in connection with the execution of clean-up call rights, as disclosed above. During the nine months ended September 30, 2016, we recognized net gains of $7.7 million in Other income on the sale of non-Agency MSRs relating to loans with a UPB of $3.6 billion. Other income for the nine months ended September 30, 2015 includes net gains of $98.0 million recognized on the sale of Agency MSRs relating to loans with a UPB of $86.4 billion.
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
Reverse mortgages are originated and purchased through our reverse lending operations under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae HMBS program. The reverse channel provides both current period and future period gain on sale revenue from new originations as well as from subsequent tail draws taken by the borrower. We have originated variable rate HECM loans under which the borrowers have additional borrowing capacity of $1.1 billion at September 30, 2016. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with these future draws. We recognize this Future Value over time as future draws are securitized or sold. At September 30, 2016, unrecognized Future Value is estimated to be $63.3 million.
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
The UPB of our loan production, by channel, is as follows:

	Correspondent	Wholesale	Retail	Total
Three months ended September 30, 2016
Forward loans	$441,968	$661,360	$113,111	$1,216,439
Reverse loans	109,141	71,988	31,896	213,025
Total	$551,109	$733,348	$145,007	$1,429,464

Nine months ended September 30, 2016
Forward loans	$1,334,059	$1,496,539	$286,914	$3,117,512
Reverse loans	294,844	212,836	103,455	611,135
Total	$1,628,903	$1,709,375	$390,369	$3,728,647

Three months ended September 30, 2015
Forward loans	$622,678	$343,079	$150,510	$1,116,267
Reverse loans	83,979	83,359	31,189	198,527
Total	$706,657	$426,438	$181,699	$1,314,794

Nine months ended September 30, 2015
Forward loans	$1,507,270	$993,485	$616,363	$3,117,118
Reverse loans	218,432	296,434	121,487	636,353
Total	$1,725,702	$1,289,919	$737,850	$3,753,471

The following table presents the results of operations of the Lending segment for the periods ended September 30. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change
Revenue
Gain on loans held for sale, net
Forward loans	$11,306	$16,078	(30)%	$33,971	$56,297	(40)%
Reverse loans	7,582	6,992	8	22,498	26,203	(14)
	18,888	23,070	(18)	56,469	82,500	(32)
Other	11,808	6,592	79	32,786	24,221	35
Total revenue	30,696	29,662	3	89,255	106,721	(16)

Expenses
Compensation and benefits	17,748	12,575	41	48,580	40,027	21
Amortization of mortgage servicing rights	76	85	(11)	235	262	(10)
Servicing and origination	3,799	2,221	71	10,165	6,016	69
Technology and communications	623	1,081	(42)	2,352	3,834	(39)
Professional services	420	631	(33)	1,093	1,613	(32)
Occupancy and equipment	1,015	1,286	(21)	3,883	3,873	—
Other	4,054	5,247	(23)	11,783	17,872	(34)
Total expenses	27,735	23,126	20	78,091	73,497	6

Other income (expense)
Interest income	3,990	3,883	3	11,805	11,025	7
Interest expense	(3,684)	(2,256)	63	(10,829)	(7,058)	53
Other, net	322	425	(24)	982	1,826	(46)
Other income, net	628	2,052	(69)	1,958	5,793	(66)

Income before income taxes	$3,589	$8,588	(58)%	$13,122	$39,017	(66)%
Three Months Ended September 30, 2016 versus 2015
Lending pre-tax income declined by $5.0 million, or 58%, in third quarter of 2016 as compared to the third quarter of 2015 due to a $12.6 million decrease in pre-tax income of the forward lending operations offset in part by a $7.6 million increase in pre-tax income of the reverse mortgage operations. Our forward lending operations incurred a $3.6 million pre-tax loss for the three months ended September 30, 2016 while our reverse lending operations generated pre-tax income of $7.2 million. Total loan production increased by $114.7 million, or 9%, due to a $14.5 million increase in reverse lending origination volume and a $100.2 million increase in forward lending volume. Gains on loans held for sale, net decreased $4.2 million, or 18%, primarily due to volume declines in the forward lending retail and correspondent channels and lower margins in all forward lending channels. This was partially offset by higher volume in the forward lending wholesale channel and higher volume in reverse lending.
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
Forward lending revenues of $13.3 million decreased by $5.8 million, or 30%, from the third quarter of 2015. The decrease in revenue was driven by volume declines in the retail and correspondent channels and lower margins in all channels. Total forward mortgage originations increased to $1.2 billion, which was $100.2 million, or 9%, higher than originations in the third quarter of 2015 as higher wholesale channel volumes exceeded declines in the retail and correspondent channels. Forward lending expenses of $16.9 million represented an increase of $5.2 million, or 44%, from the third quarter of 2015, principally because of a $5.3 million increase in Compensation and benefits expense due primarily to increased staffing for retail channel expansion and customer targeting and to the migration of certain functions in-house to reduce costs previously paid to third parties.
Reverse lending revenues of $17.4 million increased by $6.9 million, or 66%. The increase in revenue was primarily due to higher margins and increased gains from higher tail draw volume and a $14.5 million increase in origination volume as compared to the third quarter of 2015. Total expenses decreased slightly in the third quarter of 2016.
Nine Months Ended September 30, 2016 versus 2015
Lending pre-tax income was $25.9 million, or 66%, lower in the nine months ended September 30, 2016 as compared to the same period of 2015. Pre-tax income of the forward lending operations declined by $37.8 million while pre-tax income of the reverse mortgage operations improved by $11.9 million. Our forward lending operations incurred a $1.1 million pre-tax loss for the nine months ended September 30, 2016, and our reverse mortgage operations generated pre-tax income of $14.2 million. Total loan production decreased by $24.8 million, or 1%, due to a decline of $25.2 million in reverse lending origination volume. Gains on loans held for sale, net decreased $26.0 million, or 32%, primarily due to the overall decline in reverse lending origination volume, volume declines in the forward lending retail and correspondent channels and lower margins in all forward lending channels. This was partially offset by higher volume in the forward lending wholesale channel.
Forward lending revenues of $38.7 million for the nine months ended September 30, 2016 are $28.6 million, or 42%, lower than the same period a year ago. The decline was driven by volume declines in the retail and correspondent channels and lower margins in all channels. This was partially offset by higher volume in the wholesale channel. Total forward mortgage originations were $3.1 billion, which was slightly higher than originations during the nine months ended September 30, 2015. Forward lending expenses increased by $5.0 million as compared to the same period a year ago primarily due to an $8.9 million increase in Compensation and benefits expense due to increased staffing for retail channel expansion, systems development and the migration of certain functions in-house to reduce costs previously paid to third parties. This was partially offset by a reduction in indemnification expense.
Reverse mortgage revenues increased by $11.1 million, or 28%, to $50.6 million for the nine months ended September 30, 2016. Total expenses decreased slightly in the nine months ended September 30, 2016 as compared to the same period of 2015. The increase in revenue was primarily due to higher overall margins and increased gains from higher tail draw volume, partially offset by a $25.2 million decrease in origination volume as compared to the nine months ended September 30, 2015.
Corporate Items and Other
Corporate Items and Other includes revenues and expenses that are not directly related to other reportable segments, business activities that are individually insignificant, interest income on short-term investments of cash, interest expense on unsecured corporate debt and certain corporate expenses. Our cash balances are included in Corporate Items and Other.
New business activities that are currently insignificant include providing short-term inventory-secured loans to independent used car dealerships through our ACS venture. In addition, Ocwen recently formed a wholly-owned captive reinsurance entity, CR Limited (CRL) and signed a quota share re-insurance agreement with a third-party insurer related to coverage on foreclosed real estate properties owned or serviced by Ocwen.
Portions of interest income and interest expense are allocated to the Servicing and Lending segments, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. Expenses incurred by corporate support services are also allocated to the Servicing and Lending segments.

The following table presents selected results of operations of Corporate Items and Other for the periods ended September 30. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months			Nine Months
	2016	2015	% Change	2016	2015	% Change

Revenue	$9,672	$348	n/m	$22,277	$2,709	722%

Expenses
Compensation and benefits	33,290	33,112	1	104,381	92,680	13
Servicing and origination	2,312	370	525	9,745	1,419	587
Technology and communications	11,004	13,678	(20)	40,511	44,480	(9)
Professional services	42,315	30,623	38	164,560	97,230	69
Occupancy and equipment	3,877	6,798	(43)	11,748	16,873	(30)
Other	2,531	16,014	(84)	14,190	27,359	(48)
Total expenses before corporate overhead allocations	95,329	100,595	(5)	345,135	280,041	23
Corporate overhead allocations
Servicing segment	(54,187)	(53,526)	1	(174,902)	(171,835)	2
Lending segment	(1,633)	(908)	80	(4,677)	(4,073)	15
Total expenses	39,509	46,161	(14)	165,556	104,133	59

Other income (expense), net
Interest income	1,109	635	75	2,785	2,049	36
Interest expense	(6,139)	(6,700)	(8)	(18,446)	(19,460)	(5)
Other	471	114	313	(547)	671	(182)
Other expense, net	(4,559)	(5,951)	(23)	(16,208)	(16,740)	(3)

Loss before income taxes	$(34,396)	$(51,764)	(34)%	$(159,487)	$(118,164)	35%
n/m: not meaningful
Three Months Ended September 30, 2016 versus 2015
The $9.3 million increase in revenue is due to $8.4 million of premiums recognized by CRL in the third quarter of 2016 under a quota share reinsurance agreement with a third-party insurer. We entered into this agreement in the second quarter of 2016.
Total expenses decreased by $6.7 million in the third quarter of 2016 as compared to the third quarter of 2015. Declines in Other expenses of $13.5 million and Technology and communications expense of $2.7 million occurred largely because the third quarter of 2015 included $11.9 million of costs to maintain and exit the legacy ResCap servicing platform. Professional services expense increased by $11.7 million primarily due to an increase of $10.0 million to the accrual established in the second quarter of 2016 in connection with our discussions with the CA DBO regarding the possibility of resolving certain matters relating to OLS’ servicing practices and early termination of the CA DBO Consent Order and due to a $2.6 million increase in regulatory monitoring costs. The expenses we incurred for the three monitoring firms under our NY DFS, CA DBO and Ocwen National Mortgage settlements increased from $12.5 million in the third quarter of 2015 to $15.1 million in the third quarter of 2016, primarily as a result of costs related to the CA Auditor. In the third quarter of 2016, Servicing and origination expense increased $1.9 million as compared to the third quarter of 2015 due to reinsurance commissions incurred in connection with the reinsurance agreement executed by CRL.
Nine Months Ended September 30, 2016 versus 2015
The $19.6 million increase in revenue is the result of $20.6 million of premiums recognized by CRL.
Total expenses were $61.4 million higher in the nine months ended September 30, 2016 than the same period of 2015. Professional services expense accounted for $67.3 million of this increase as a result of a $45.5 million increase in regulatory monitoring costs, the $30.0 million charge in the second quarter of 2016 in connection with the settlement in principle of the

Fisher Cases and the $25.0 million of charges accrued in connection with our discussions with the CA DBO regarding a possible settlement. Strategic advisor costs of $24.9 million incurred in 2015 and declines of $3.7 million both in audit and accounting fees and in general legal expenses as well as a $6.0 million decline in other professional services partially offset the effect of higher monitor and settlement expenses incurred during the nine months ended September 30, 2016. The expenses we incurred for the three monitoring firms under our NY DFS, CA DBO and Ocwen National Mortgage settlements increased from $27.8 million for the nine months ended September 30, 2015 to $73.3 million for the nine months ended September 30, 2016, primarily as a result of costs related to the CA Auditor. Our in-sourcing of technology infrastructure and facilities functions and our investment in new business ventures has increased headcount, resulting in an $11.7 million increase in Compensation and benefits expense. Servicing and origination expense increased $8.3 million because of $8.1 million of reinsurance commissions incurred in connection with the reinsurance agreement executed by CRL. Declines in Other expenses of $13.2 million and Technology and communications expense of $4.0 million were due largely to $18.3 million of costs incurred during the nine months ended September 30, 2015 to maintain and exit the legacy ResCap servicing platform. Other expenses for the nine months ended September 30, 2016 includes the CRL provision for insurance loss reserves of $3.9 million.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At September 30, 2016, our cash position was $263.5 million compared to $257.3 million at December 31, 2015. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts. Our priorities for deployment of excess cash are: (1) supporting our core servicing and lending businesses and investing in these core assets, (2) reducing corporate leverage, (3) reducing revolving lines of credit in order to reduce interest expense, (4) expanding into similar or complementary businesses that meet our return on capital requirements and (5) repurchasing shares of our common stock.
Sources of Funds
Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues;

•	Proceeds from match funded liabilities;

•	Proceeds from other borrowings, including warehouse facilities;

•	Proceeds from sales of MSRs and reimbursement of related servicing advances; and

•	Proceeds from sales of originated loans and repurchased loans.
Our ability to finance servicing advances is a significant factor that affects our liquidity. Our use of advance financing facilities is integral to our servicing advance financing strategy. The revolving notes issued by our advance funding facilities to large global financial institutions generally have a 364-day revolving period, although we issue ABS term notes to institutional investors with one-, two- and three-year periods and may in the future issue term notes with other maturities. The revolving periods for variable funding notes with a total borrowing capacity of $90.0 million end in December 2016. The revolving periods for variable funding notes with a total borrowing capacity of $580.0 million end in 2017, and $400.0 million of our two-year term notes mature in 2017.
Borrowings under our advance financing facilities are incurred by special purpose entities (SPEs) that we consolidate because we have determined that Ocwen is the primary beneficiary of the SPE. We transfer the financed advances to the SPEs, and the SPEs issue debt supported by collections on the transferred advances. Holders of the debt issued by the SPEs have recourse only to the assets of the SPEs for satisfaction of the debt. In connection with our sale of servicing advances to these advance financing SPEs and to NRZ in connection with the Rights to MSRs, we make certain representations, warranties and covenants primarily focused on the nature of the transferred advance receivables, on our financial condition and on our servicing practices.
Advances and match funded advances comprised 24% of total assets at September 30, 2016. Our borrowings under our advance funding facilities are secured by pledges of servicing advances that are sold to the related SPE and by cash held in debt service accounts. Since December 31, 2015, we have decreased the maximum borrowing capacity of our advance funding facilities by $155.0 million to $1.6 billion. This net decrease was the result of:

•
The decrease in borrowing capacity under the three series of variable funding notes under our OMART advance financing facility from $1.5 billion to $1.3 billion as a result of a voluntary reduction. In addition, we issued two new series of term notes maturing in 2018 and 2019, to refinance the $500.0 million of outstanding term notes that were scheduled to mature in 2016.

•	The increase in the borrowing capacity of our OFAF advance financing facility from $150.0 million to $160.0 million; and

•	The increase in the borrowing capacity of our OSART III advance financing facility from $75.0 million to $90.0 million.

During 2015, our investment in advances and match funded advances declined by $1.2 billion, principally as a result of sales of MSRs and the reimbursement of related advances, which allowed us to negotiate a $650.0 million reduction in the maximum borrowing capacity of our advance funding facilities from the $2.4 billion of capacity that was available at December 31, 2014.
Our unused advance borrowing capacity increased by $63.5 million to $204.5 million at September 30, 2016 as compared to December 31, 2015, principally because of a decrease in borrowing, as total advances and match funded advances (before allowance for losses) declined by $322.7 million during the same period. Our ability to continue to pledge collateral under each advance financing facility depends on the performance of the collateral, among other factors. At September 30, 2016, none of the available borrowing capacity could be used based on the amount of available collateral.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. These warehouse facilities are structured as repurchase agreements or participation agreements under which ownership of the loans is temporarily transferred to a lender. The loans are transferred at a discount or “haircut” which serves as the primary credit enhancement for the lender. Currently, all of our master repurchase and participation agreements for financing new loan originations have a maximum of 364-day terms. The funds are repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days. At September 30, 2016, we had total borrowing capacity under our warehouse facilities of $660.0 million. Of the borrowing capacity extended on a committed basis, $96.5 million was available at September 30, 2016, including our warehouse facilities for reverse mortgages. Of the borrowing capacity extended on an uncommitted basis or at the discretion of the lender, $225.1 million remained available at September 30, 2016. At September 30, 2016, none of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged. See Note 11 – Borrowings to the Unaudited Consolidated Financial Statements for additional details.
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
Under the terms of our SSTL facility agreement, subject to certain exceptions, we are required to prepay the SSTL with 100% of the net cash proceeds from certain permitted asset sales, which have generally included our recent MSR sales and may include future sales. During the year ended December 31, 2015, we prepaid $865.8 million of the SSTL facility, including $585.8 million of prepayments from the net proceeds from the sales of MSRs and $280.0 million of voluntary prepayments. During the nine months ended September 30, 2016, we made additional prepayments of $45.9 million, all of which were from the net proceeds from the sales of MSRs.

Under our $500.0 million share repurchase program announced in October 2013, we completed the repurchase of 991,985 shares of common stock during 2016 (all during the first quarter) for a total purchase price of $5.9 million. The share repurchase program expired on July 31, 2016.
Outlook
We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to minimize liquidity risk.
In assessing our liquidity outlook, our primary focus is on six measures:

•	Business financial projections for revenues, costs and net income;

•	Requirements for maturing liabilities compared to amounts generated from maturing assets and operating cash flow;

•	Projected future sales of MSRs and reimbursement of servicing advances;

•	The change in advances and match funded advances compared to the change in match funded liabilities and available borrowing capacity;

•	Projected future originations and purchases of forward and reverse mortgage loans; and

•	Projected funding requirements of new business initiatives.
We have considered the impact of financial projections on our liquidity analysis and have evaluated the appropriateness of the key assumptions in our forecast such as revenues, overhead expenses, recurring and nonrecurring costs and sales of MSRs and other assets. We have analyzed our cash requirements and financial obligations. Based upon these evaluations and analyses, we believe that we have ample liquidity to meet our obligations and fund our operations for the next twelve months.
We are required to maintain certain minimum levels of cash under our debt agreements and in the ordinary course, portions of our cash balances are held in our non-U.S. subsidiaries. This means that we would have to repatriate that cash, potentially with tax consequences and in compliance with applicable laws, should we wish to utilize that cash in the U.S.
The revolving period of our advance funding facilities ends in 2016 for variable funding notes with a total borrowing capacity of $90.0 million and a total outstanding balance of $71.2 million at September 30, 2016. The revolving period for the remaining variable funding notes with a total borrowing capacity of $580.0 million ends in 2017. In the event we are unable to renew, replace or extend the revolving period of one or more of these advance funding facilities, monthly amortization of the outstanding balance must generally begin at the end of the respective 364-day revolving period. In addition, we would be required to begin amortizing our two-year term notes with a borrowing capacity of $400.0 million if we do not renew, replace or extend these notes before November 2017.
At September 30, 2016, we had $338.5 million outstanding under our mortgage loan warehouse facilities, of which $164.3 million is outstanding under an agreement maturing in the fourth quarter of 2016. We currently expect that we will be able to renew, replace or extend our debt agreements as they become due, consistent with our historical experience.
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

•
On August 12, 2016, we reduced the borrowing capacity of our OMART advance financing facility by $180.0 million by reducing the maximum borrowing available under the three series of variable funding notes that were also renewed for a year. In addition, we issued two new series of term notes, maturing in 2018 and 2019, to refinance $500.0 million of outstanding term notes that were scheduled to mature in 2016.

•
On August 30, 2016, we entered into a new $60.0 million mortgage loan warehouse facility to fund the origination of reverse mortgages, and renewed an existing mortgage loan warehouse facility for a year after reducing its capacity to $50.0 million.

•
On September 29, 2016, we renewed a $100.0 million Servicing warehouse facility and extended the term to September 28, 2017. On September 30, 2016, we extended the term of a $200.0 million Lending warehouse facility to November 30, 2016.

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
Cash flows for the nine months ended September 30, 2016
Our operating activities provided $350.4 million of cash largely due to $343.1 million of net collections of servicing advances. Net cash paid on loans held for sale was $81.4 million for the nine months ended September 30, 2016.
Our investing activities used $572.2 million of cash. Investing activities include cash outflows in connection with our reverse mortgage originations of $1.2 billion, additions to premises and equipment of $28.6 million and purchases of MSRs for $16.0 million. Cash inflows include the receipt of $45.3 million of net proceeds from the sale of MSRs, $75.0 million of proceeds from the sale of advances and $528.3 million of collections on reverse mortgages.
Our financing activities provided $228.0 million of cash. Cash inflows include $820.4 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $162.0 million. Cash outflows include $218.5 million of net repayments on match funded liabilities from net advance recoveries and $74.7 million of repayments on the SSTL, including $45.9 million of prepayments in connection with MSR sales. Cash outflows for the nine months ended September 30, 2016 also include the repurchase of 991,985 shares of common stock under our stock repurchase program for $5.9 million prior to its expiration on July 31, 2016.
Cash flows for the nine months ended September 30, 2015
Our operating activities provided $774.0 million of cash largely due to $491.7 million of net collections of servicing advances and $222.1 million of net proceeds from sales and collections of loans held for sale.
Our investing activities provided $189.0 million of cash. Cash inflows for the nine months ended September 30, 2015 include the receipt of $598.1 million of proceeds from the sale of Agency MSRs, $285.9 million of proceeds from the sale of advances and $105.5 million of collections on reverse mortgages. Investing activities include cash outflows in connection with our reverse mortgage originations of $781.0 million.

Our financing activities used $633.8 million of cash. Cash outflows were primarily comprised of $500.4 million of net repayments on match funded liabilities from net advance recoveries, $571.3 million of repayments on the SSTL (including $337.9 million of prepayments in connection with MSR sales) and a $156.4 million net reduction in borrowings under mortgage warehouse facilities used to fund loan originations. Cash outflows for the nine months ended September 30, 2015 also include $18.6 million of costs incurred in connection with amendments to the SSTL. These cash outflows were offset by $803.9 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings.
CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We have analyzed our unfunded commitments and other contractual obligations and have evaluated the appropriateness of the key assumptions in forecasting our ability to satisfy these obligations. Based upon these evaluations and analyses, we believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At September 30, 2016, such contractual obligations were primarily comprised of secured and unsecured borrowings, interest payments, operating leases and commitments to originate or purchase loans. Other than renewals and amendments related to our advance financing facilities, SSTL and other secured borrowings, there were no significant changes to our contractual obligations during the nine months ended September 30, 2016.
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
Off-Balance Sheet Arrangements
In the normal course of business, we engage in transactions with a variety of financial institutions and other companies that are not reflected on our balance sheet. We are subject to potential financial loss if the counterparties to our off-balance sheet transactions are unable to complete an agreed upon transaction. We manage counterparty credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties and through the use of mutual margining agreements whenever possible to limit potential exposure. We regularly evaluate the financial position and creditworthiness of our counterparties. Our off-balance sheet arrangements include mortgage loan repurchase and indemnification obligations, unconsolidated SPEs (a type of VIE) and notional amounts of our derivatives. We have also entered into non-cancelable operating leases principally for our office facilities.
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
Derivatives. We record all derivatives at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 13 – Derivative Financial Instruments and Hedging Activities to the Unaudited Consolidated Financial Statements for additional information.
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
The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs at the dates indicated:

	September 30, 2016	December 31, 2015
Loans held for sale	$339,765	$414,046
Loans held for investment - Reverse mortgages	3,339,641	2,488,253
MSRs - recurring basis	696,108	761,190
MSRs - nonrecurring basis, net (1)	117,940	129,120
Derivative assets	11,620	8,417
Mortgage-backed securities	9,040	7,985
Assets at fair value	$4,514,114	$3,809,011
As a percentage of total assets	60%	52%
Financing liabilities	$3,719,142	$2,933,066
Derivative liabilities	2,525	—
Liabilities at fair value	$3,721,667	$2,933,066
As a percentage of total liabilities	54%	45%
Assets at fair value using Level 3 inputs	$4,201,173	$3,493,582
As a percentage of assets at fair value	93%	92%
Liabilities at fair value using Level 3 inputs	$3,719,142	$2,933,066
As a percentage of liabilities at fair value	100%	100%

(1)
The balance represents our impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a nonrecurring basis. The carrying value of this stratum is net of a valuation allowance of $54.5 million and $17.3 million at September 30, 2016 and December 31, 2015, respectively.

Assets at fair value using Level 3 inputs increased during the nine months ended September 30, 2016 primarily due to reverse mortgage originations. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings. Our net economic exposure to Loans held for investment - Reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing.
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
Valuation and Amortization of MSRs
For MSRs accounted for using the amortization measurement method, we assess servicing assets or liabilities for impairment or increased obligation based on fair value on a quarterly basis. We group our MSRs by stratum for impairment testing based on the predominant risk characteristics of the underlying mortgage loans. We recognized $37.2 million of impairment charges on our government-insured MSRs during the nine months ended September 30, 2016 (net of a $1.9 million reversal during the third quarter), as the fair value for this stratum declined to less than its carrying value. The year to date impairment was primarily due to lower interest rates. The carrying value of this stratum at September 30, 2016 was $117.9 million, net of the valuation allowance of $54.5 million. MSR impairment charges are recognized in Servicing and origination expense in the Unaudited Consolidated Statements of Operations.
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

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Assets:
Interest-earning cash	$106,682	$106,682	$67,001	$67,001
Loans held for sale, at fair value	302,114	302,114	309,054	309,054
Loans held for sale, at lower of cost or fair value (1)	37,651	37,651	104,992	104,992
Loans held for investment - Reverse mortgages, at fair value	3,339,641	3,339,641	2,488,253	2,488,253
Debt service accounts	40,020	40,020	87,328	87,328
Total rate-sensitive assets	$3,826,108	$3,826,108	$3,056,628	$3,056,628

Rate-Sensitive Liabilities:
Match funded liabilities	$1,365,532	$1,364,988	$1,584,049	$1,581,786
HMBS-related borrowings	3,224,610	3,224,610	2,391,362	2,391,362
Other secured borrowings (2)	663,170	674,257	762,411	783,276
Senior unsecured notes (2)	346,511	312,946	345,511	318,063
Total rate-sensitive liabilities	$5,599,823	$5,576,801	$5,083,333	$5,074,487

	September 30, 2016		December 31, 2015
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$1,060,000	$793	$2,110,000	$2,042
IRLCs	490,014	10,827	278,317	6,080
Forward MBS trades	726,017	(2,525)	632,720	295
Derivatives, net		$9,095		$8,417

(1)	Net of market valuation allowances and including non-performing loans.

(2)	The carrying values are net of unamortized debt issuance costs and discount.
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at September 30, 2016, given hypothetical instantaneous parallel shifts in the yield curve. We used September 30, 2016 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$4,532	$(6,202)
Forward MBS trades	(4,546)	6,030
Total loans held for sale and related derivatives	(14)	(172)

Fair value MSRs (1)	(2,093)	2,005
MSRs, embedded in pipeline	(496)	408
Total fair value MSRs	(2,589)	2,413

Total, net	$(2,603)	$2,241

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
Based on September 30, 2016 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $11.8 million resulting from an increase of $16.7 million in annual interest income and an increase of $4.9 million in annual interest expense. The increase in interest expense reflects the effect of our hedging activities, which would offset $4.4 million of the increase in interest on our variable rate debt.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2016.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 19 – Contingencies to the Unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves significant risk. We describe the most significant risks that management believes affect or could affect us under Part I to our Annual Report on Form 10-K for the year ended December 31, 2015 and we added an additional risk factor in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. Understanding these risks is important to understanding any statement in such Annual Report and in our subsequent SEC filings, (including this Form 10-Q) and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described therein together with all of the other information included or incorporated by reference in such Annual Report and in our subsequent SEC filings before you make any decision regarding an investment in our common stock. You should also consider the information set forth under “Forward-Looking Statements.” If any of the risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

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
Michael R. Bourque, Jr.
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: October 26, 2016