Form 10-K
period 2016-12-31
OCWEN FINANCIAL CORP
filed 2017-02-23
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Aggregate market value of the common stock of the registrant held by nonaffiliates as of June 30, 2016: $210,586,493
Number of shares of common stock outstanding as of February 17, 2017: 123,988,160 shares
DOCUMENTS INCORPORATED BY REFERENCE: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which is currently scheduled to be held on May 24, 2017, are incorporated by reference into Part II, Item 5 and Part III, Items 10 - 14.

OCWEN FINANCIAL CORPORATION
2016 FORM 10-K ANNUAL REPORT

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
These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such uncertainties. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” and the following:

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

•
uncertainty related to the GSEs substantially curtailing or ceasing to purchase our conforming loan originations or the Federal Housing Administration (FHA) of the Department of Housing or Department of Veterans Affairs (VA) ceasing to provide insurance;

•
uncertainty related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs or delays or moratoria in the future or claims pertaining to past practices;

•	our reserves, valuations, provisions and anticipated realization on assets;

•	uncertainty related to the ability of third-party obligors and financing sources to fund servicing advances on a timely basis on loans serviced by us;

•	uncertainty related to the ability of our technology vendors to adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems;

•	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;

•	uncertainty related to our ability to adapt and grow our business, including our new business initiatives;

•	our ability to meet capital requirements established by regulators or counterparties;

•	uncertainties related to the cost of monitors and the length of monitorships;

•	our ability to protect and maintain our technology systems and our ability to adapt such systems for future operating environments;

•	failure of our internal information technology and other security measures or breach of our privacy protections; and

•	uncertainty related to the political or economic stability of foreign countries in which we have operations.
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
OVERVIEW
We are a financial services company that services and originates loans. Our goal is to be a world-class asset origination and servicing company that delivers service excellence to our customers and strong returns to our shareholders. In order to achieve this goal, our strategic plan includes the following objectives:

•
Asset Generation - Transform Ocwen over time by reinvesting cash flows generated by the servicing business to grow not only our residential mortgage lending business but also our other new business lines such as our Automotive Capital Services (ACS) business, which we believe can diversify our income profile and drive Ocwen’s return to sustainable profitability. We believe asset generation, through our residential mortgage lending business and our ACS business, will be Ocwen’s primary drivers of growth for the future.

•
Continuous Cost Improvement - Improve our cost structure as part of an organization-wide initiative to return Ocwen to profitability. In addition, we take our commitments to enhancing the borrower experience, maintaining a strong risk and compliance infrastructure and delivering strong loss mitigation results very seriously and, accordingly, we continue to make appropriate investments in those important areas even as we continue to optimize our cost structure through productivity improvements and other initiatives. In addition, part of our cost improvement objective includes resolving our legacy litigation and regulatory matters.

•
Our Culture - Actively foster a strong and positive culture of compliance, risk management, ethical behavior and service excellence. Our success ultimately depends on the strength of our relationships with our customers and our regulators. We strongly believe ourselves to be partners in the homeownership process and are committed to helping borrowers in every permissible way, all within an appropriate risk and compliance environment.

We are headquartered in West Palm Beach, Florida with offices located throughout the United States (U.S.) and in the United States Virgin Islands (USVI) and operations in India and the Philippines. Ocwen Financial Corporation is a Florida corporation organized in February 1988. With our predecessors, we have been servicing residential mortgage loans since 1988. We have been originating forward mortgage loans since 2012 and reverse mortgage loans since 2013. In 2015, we began originating short-term loans to independent used car dealers.
BUSINESS LINES
Servicing and Lending are our primary lines of business. Our ACS business and other business activities that are currently individually insignificant are included in the Corporate Items and Other segment.
Servicing
Our Servicing business is primarily comprised of our core residential mortgage servicing business and currently accounts for the majority of our total revenues. Our servicing clients include some of the largest financial institutions in the U.S., including the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) (each, an Agency or, collectively, the GSEs), the Government National Mortgage Association (Ginnie Mae) and non-Agency residential mortgage-backed securities (RMBS) trusts. As of December 31, 2016, our residential servicing portfolio consisted of 1,393,766 loans with an unpaid principal balance (UPB) of $209.1 billion.
We are a leader in the servicing industry in foreclosure prevention and loss mitigation that helps families stay in their homes and improves financial outcomes for investors. Our leadership in the industry is evidenced by our high cure rate for delinquent loans and above average rate of continuing performance by homeowners whose loans we have modified. Ocwen has provided 20% of the loan modifications under the Federal Government’s Home Affordable Modification Program (HAMP) – more than any other mortgage servicer and 53% more than the next highest servicer, according to data published in the U.S. Treasury’s Making Home Affordable Third Quarter 2016 Program Performance Report. In the same report, Ocwen also received a three-star rating, the highest rating, across all but one of the compliance categories that the U.S. Treasury evaluates. Overall, Ocwen completed over 718,000 loan modifications from January 1, 2008 through December 31, 2016.
Servicing involves the collection and remittance of principal and interest payments received from borrowers, the administration of mortgage escrow accounts, the collection of insurance claims, the management of loans that are delinquent or in foreclosure or bankruptcy, including making servicing advances, evaluating loans for modification and other loss mitigation activities and, if necessary, foreclosure referrals and the sale of the underlying mortgaged property following foreclosure (real estate owned or REO) on behalf of mortgage loan investors or other servicers. Master servicing involves the collection of payments from servicers and the distribution of funds to investors in mortgage and asset-backed securities and whole loan packages. We earn contractual monthly servicing fees (which are typically payable as a percentage of UPB) pursuant to servicing agreements as well as other ancillary fees in connection with our servicing activities.
We own mortgage servicing rights (MSRs) outright, where we receive all of the servicing economics, and we subservice on behalf of other institutions that own the MSRs or Rights to MSRs, in which case we earn a fee for performing the subservicing activities. Special servicing is a component form of subservicing where we generally manage only delinquent loans on behalf of a loan owner. The owners of MSRs or Rights to MSRs may choose to retain Ocwen as a subservicer instead of servicing the MSRs themselves for a variety of reasons, including the lack of a servicing platform or the necessary capacity or expertise to service some or all of their MSRs. We typically earn subservicing and special servicing fees either as a percentage of UPB or on a per loan basis.
Servicing advances are an important component of our business and are amounts that we, as servicer, are required to advance to, or on behalf of, our servicing clients if we do not receive such amounts from borrowers. These amounts include principal and interest payments, property taxes and insurance premiums and amounts to maintain, repair and market real estate properties on behalf of our servicing clients. Most of our advances have the highest reimbursement priority such that we are entitled to repayment of the advances from the loan or property liquidation proceeds before most other claims on these proceeds. The costs incurred in meeting advancing obligations consist principally of the interest expense incurred in financing the advance receivables and the costs of arranging such financing.
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
While our Servicing business grew rapidly via portfolio and business acquisitions during the period 2010 through 2013, we have made no significant acquisitions since that time. Our growth ceased primarily as a result of significant regulatory scrutiny, which resulted in our settlements with the New York Department of Financial Services (NY DFS) in December 2014 and the California Department of Business Oversight (CA DBO) in January 2015, which are discussed in greater detail in the Regulation section below. These settlements have significantly impacted our ability to grow our servicing portfolio, which naturally decreases over time through portfolio runoff, because we agreed to restrictions in our consent orders with the NY DFS and CA DBO that effectively prohibited future acquisitions of servicing. The CA DBO restrictions have now been lifted. However, we are still subject to restrictions under the NY DFS consent order. If we are successful in removing regulatory restrictions on acquisitions of servicing, we would consider acquiring servicing if we view the purchase price and other terms to be attractive. Generally, we would benefit from economies of scale if we were able to increase the size of our servicing portfolio.
During 2015, we implemented a strategy to sell a portion of our Agency MSRs to reduce our exposure to interest rate movements, monetize significant unrealized value and generate significant liquidity. We also desired to refocus our business on non-Agency servicing. In a series of performing and non-performing MSR sales completed in 2015, we sold $87.6 billion of UPB of MSRs, generating gains of $83.9 million. We may enter into additional asset sales from time to time, if we view sale prices and other sale terms to be attractive.
Lending
In our Lending business, we originate and purchase conventional (conforming to the underwriting standards of the GSEs, collectively Agency loans) and government-insured (insured by the Federal Housing Administration (FHA) or Department of Veterans Affairs (VA)) forward mortgage loans through the correspondent, wholesale and retail lending channels of our Homeward Residential, Inc. (Homeward) operations. Per-loan margins vary by channel, with correspondent typically being the lowest margin and retail the highest margin. After origination, we generally package and sell the loans in the secondary mortgage market, through GSE and Ginnie Mae guaranteed securitizations and whole loan transactions. We typically retain the associated MSRs, providing the Servicing business with a source of new MSRs to replenish our servicing portfolio and partially offset the impact of amortization and prepayments.
We also originate and purchase Home Equity Conversion Mortgages (HECM or reverse mortgage loans) insured by the FHA through our Liberty Home Equity Solutions, Inc. (Liberty) operations. Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. The reverse mortgage channel provides both current period and future period gain on sale revenue from new originations as a result of subsequent tail draws taken by the borrower. While we focus on current period reported earnings, we also utilize our market experience to invest in future asset value when returns are at attractive levels. These future cash flows are not guaranteed but viewed as probable given our historic asset quality and slow prepayment speeds.

Wholesale Lending. We originate loans through a network of approved brokers. Brokers are subject to a formal approval and monitoring process. We underwrite all loans originated through this channel consistent with the underwriting standards required by the ultimate investor prior to funding.
Correspondent Lending. Our forward and reverse correspondent lending channels purchase mortgage loans that have been originated by a network of approved third-party lenders.
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
Retail Lending. We originate forward and reverse mortgage loans directly with borrowers through our retail lending business. Our retail lending business benefits from our significant servicing portfolio by offering refinance options to qualified borrowers seeking to lower their mortgage payments. Depending on borrower eligibility, we refinance eligible customers into conforming or government-insured products. We also are increasing our ability to originate retail loans to non-Ocwen servicing customers through various marketing channels and a centralized call center. Through lead campaigns and direct marketing, the retail channel seeks to convert leads into higher margin loans in a cost efficient manner.
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
In 2016, our Lending business originated or purchased forward and reverse mortgage loans with a UPB of $4.2 billion and $825.5 million, respectively. We do not currently expect to originate loans not considered qualified mortgages (Qualified Mortgages) by the CFPB, although we will continue to evaluate our position as market and investor demand develops.
We believe our residential mortgage lending business can be a primary driver of growth for the future. We are focused on expanding our proprietary loan origination system to give us a technological and customer service edge, building out a profitable retail channel, increasing recapture rates on our existing servicing portfolio and expanding our broker business nationwide. Our servicing business has historically generated significant amounts of cash, and we intend to invest a portion of that cash to grow our lending business.
Automotive Capital Services
ACS provides short-term inventory-secured loans to independent used car dealers to finance their inventory. Loans are typically outstanding for 30 to 60 days and structured as lines of credit on which the dealerships can draw to finance inventory purchases. We are generally offering credit lines ranging from $200,000 to $6.5 million. ACS had credit lines for $83.8 million as of December 31, 2016, with $39.5 million drawn as of such date. While ACS currently funds new originations with available corporate cash, we are actively working on establishing warehouse line financing to fund new volumes and eventually anticipate launching securitizations when loan volume and market conditions permit. As of December 31, 2016, ACS was operating in thirty-five markets across twenty-four states with sixty-four dealers.
We believe our ACS business can be a driver of growth for the future as it potentially offers the ability to lend at attractive interest rates and to earn a similar amount in administrative and other fees charged to dealers. However, to be successful, we believe that our ACS business will need to grow rapidly and achieve substantial scale without average loan defaults exceeding low single digit percentages. The business will also benefit if we are able to execute successfully on our plans to establish funding lines for this business through securitization of our loans to dealerships. To the extent we believe it will produce appropriate returns, we intend to use a portion of the cash generated by our servicing business to grow our ACS business.
The results of operations for each of our reportable operating segments (Servicing, Lending and Corporate Items and Other) are included in the individual business operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Financial information related to reportable operating segments is provided in Note 22 — Business Segment Reporting.
REGULATION
Our business is subject to extensive oversight and regulation by federal, state and local governmental authorities, including the CFPB, the Department of Housing and Urban Development (HUD) and various state agencies that license, audit and conduct examinations of our loan servicing, origination and collection activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing monitoring or reporting. From time to time, we also receive requests

(including requests in the form of subpoenas and civil investigative demands) from federal, state and local agencies for records, documents and information relating to the policies, procedures and practices of our loan servicing, origination and collection activities. The GSEs and their conservator, the Federal Housing Finance Authority (FHFA), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of the changing environment in which we operate. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to any of the following:

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
We must comply with a large number of federal, state and local consumer protection laws including, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws and federal and local bankruptcy rules. These statutes apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced.
Since the financial crisis that began in 2007, the trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential mortgage lenders and servicers. Over the past few years, state and federal lawmakers and regulators have adopted a variety of new or expanded laws and regulations and recommended practices, including the Dodd-Frank Act, which created the CFPB as a new federal entity responsible for regulating consumer financial services. Since its formation, the CFPB has taken a very active role in the mortgage industry, and its rule-making and regulatory agenda relating to loan servicing and origination continues to evolve. Individual states have also been active, as have other regulatory organizations such as the Multistate Mortgage Committee (MMC), a multistate coalition of various mortgage banking regulators. We also believe there has been a shift among certain regulators towards a broader view of the scope of regulatory oversight responsibilities with respect to mortgage lenders and servicers. In addition to their traditional focus on licensing and examination matters, certain regulators have begun to make observations, recommendations or demands with respect to areas such as corporate governance, safety and soundness and risk and compliance management.
The CFPB and state regulators have also increasingly focused on the use and adequacy of technology in the mortgage servicing industry. In June 2016, the CFPB issued a special edition supervision report that stressed the need for mortgage servicers to assess and make necessary improvements to their information technology systems in order to ensure compliance with the CFPB’s mortgage servicing requirements. The NY DFS also issued proposed Cybersecurity Requirements for Financial Services Companies, which are scheduled to take effect in March 2017, and which will require banks, insurance companies, and other financial services institutions regulated by the NY DFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.
New regulatory and legislative measures, or changes in enforcement practices, including those related to the technology we use, could, either individually or in the aggregate, require significant changes to our business practices, impose additional costs on us, limit our product offerings, limit our ability to efficiently pursue business opportunities, negatively impact asset values or reduce our revenues.

We are subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions, which could result in further adverse regulatory action against us.
CFPB
We are currently engaged with the CFPB in efforts to resolve certain concerns the CFPB has expressed relating to our servicing practices and technology. These concerns primarily stemmed from a CFPB examination of us that began in 2014. Our negotiations with the enforcement staff of the CFPB could result in a consent order with the CFPB and could entail payment of monetary amounts by us or injunctive relief, among other consequences. In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 450 (ASC 450), we have accrued $12.5 million as of December 31, 2016 as a result of our negotiations with the CFPB. We have not reached any agreement with the CFPB and cannot predict whether or when we may reach such an agreement. If we are unable to agree upon a resolution, the CFPB could bring an adversarial enforcement action against us. An adversarial enforcement action could be costly to defend, could adversely affect our reputation and could adversely impact our relationships with counterparties, including lenders, among other consequences. Accordingly, whether or not we reach an agreement after discussions with the CFPB, it is possible that we could incur losses that materially exceed the amount accrued as of December 31, 2016, and the resolution of the matters raised by the CFPB could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
New York Department of Financial Services
In December 2014, we entered into a consent order (the NY Consent Order) with the NY DFS as a result of an investigation relating to Ocwen’s servicing of residential mortgages.
The settlement contained monetary and non-monetary provisions, including the appointment of a third-party Operations Monitor to monitor various aspects of our operations and restrictions on our ability to acquire MSRs that effectively prohibit any such future acquisitions until we have satisfied certain specified conditions. The Operations Monitor was appointed in March 2015 for a two-year period, extendable for one year at the discretion of the NY DFS. We must pay all reasonable and necessary costs of the Operations Monitor. The expenses associated with the Operations Monitor have and will continue to impact us, as the expenses are substantial and we have limited ability to control, monitor or contest the Operation Monitor’s charges.
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
California Department of Business Oversight
In January 2015, Ocwen Loan Servicing, LLC (OLS) entered into a consent order (the 2015 CA Consent Order) with the CA DBO relating to our failure to produce certain information and documents during a routine licensing examination. The order contained monetary and non-monetary provisions, including the appointment of an independent third-party auditor (the CA Auditor) to assess OLS’ compliance with laws and regulations impacting California borrowers and a prohibition on acquiring any additional MSRs for loans secured in California. We were also required to pay all reasonable and necessary costs of the CA Auditor, and these costs were substantial.
On February 17, 2017, OLS, and two other subsidiaries, Ocwen Business Solutions, Inc. (OBS) and Ocwen Financial Solutions Private Limited (OFSPL), reached an agreement, in three consent orders (collectively, the 2017 CA Consent Order), with the CA DBO that terminated the 2015 CA Consent Order and resolved open matters between the CA DBO and OLS, OBS and OFSPL, including certain matters relating to OLS’ servicing practices and the licensed activities of OBS and OFSPL. The 2017 CA Consent Order does not involve any admission of wrongdoing by OLS, OBS or OFSPL. The 2017 CA Consent Order also contains certain monetary and non-monetary provisions, including the following:

•
Ocwen agrees to make a cash settlement payment of $25.0 million to the CA DBO, comprised of $20.0 million for the CA DBO to distribute to Ocwen serviced borrowers at its discretion and $5.0 million in costs, fees, and penalties. We initially accrued $25.0 million as of September 30, 2016. Additionally, OFSPL and OBS agreed to pay $350,000 in the aggregate as a penalty.

•
Ocwen will provide $198.0 million in debt forgiveness through loan modifications to California borrowers over three years, commencing on July 1, 2016. Ocwen’s loan modifications are designed to be sustainable for homeowners while providing an estimated net present value for mortgage loan investors that is superior to that of foreclosure. Debt forgiveness as part of a loan modification is determined on a case-by-case basis in accordance with the applicable servicing agreement. Debt forgiveness does not involve an expense to Ocwen other than the operating expense incurred in arranging the modification, which is part of Ocwen’s role as loan servicer.

•	The 2017 CA Consent Order rescinds the prohibition on Ocwen acquiring MSRs for loans secured in California.

•	The CA Auditor appointment under the 2015 CA Consent Order is terminated.

•	OLS, OBS and OFSPL were released from claims relating to the matters covered by the 2017 CA Consent Order.

•	Ocwen will update certain policies and procedures pursuant to an action plan, which was agreed upon with the CA Auditor prior to the termination of its appointment.

•
Ocwen agrees to attempt to contact 19,295 California borrowers who did not respond to its initial voluntary solicitation of borrowers who may have been affected by issues disclosed in 2014 relating to erroneously dated borrower correspondence.

•	Ocwen agrees to establish and maintain a hotline for its California borrowers for three years to supplement Ocwen’s primary customer service center operations.

•
The CA DBO will select, engage and pay a third party administrator to confirm that Ocwen completes its commitments under the 2017 CA Consent Order. All costs and expenses of the administrator will be paid by the CA DBO.

Ocwen National Mortgage Settlement
In December 2013, we entered into a settlement with the CFPB and various state attorneys general and other state agencies that regulate the mortgage servicing industry relating to various allegations regarding deficient mortgage servicing practices, including those with respect to foreclosures (the Ocwen National Mortgage Settlement). The settlement contained monetary and non-monetary provisions, including quarterly testing on various metrics to ensure compliance with the Ocwen National Mortgage Settlement.
The Office of Mortgage Settlement Oversight (OMSO) reports have detailed a number of instances where our testing has exceeded the applicable error rate threshold for a metric. Exceeding the metric error rate threshold for the first time does not result in a violation of the settlement, but rather it is deemed a “potential violation” which then is subject to a cure period following submission, approval, and completion of a corrective action plan (CAP) to OMSO. Any further fails in the cure period or the quarter following that cure period would subject us to financial penalties. These penalties start at an amount of not more than $1.0 million for the first uncured violation and increase to an amount of not more than $5.0 million for the second uncured violation for certain metrics. In addition, in the event of substantial noncompliance with the settlement’s servicing standards, it is possible that a party to the settlement could bring an action to enforce the terms of the settlement and seek to impose on us a broader range of financial, injunctive or other penalties.
We continue to work with OMSO on ongoing testing and CAPs. While, to date, these issues have not resulted in financial or other penalties, if we are found to have breached the Ocwen National Mortgage Settlement, we could become subject to financial penalties or other regulatory action could be taken against us.
State Licensing and Other Matters
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as examinations as to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or ultimately a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition. In addition, we receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our origination and servicing businesses. We also regularly engage with state attorneys general and the CFPB to respond to information requests and other inquiries. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs and their conservator, FHFA, HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits. We have in the past resolved, and may in the future resolve, matters via consent orders or payment of monetary amounts to settle issues identified in connection with examinations or regulatory or other oversight activities.
On occasion, we engage with state Attorneys General and the Department of Justice on various matters. For example, Ocwen is currently in receipt of a civil investigative demand from the Massachusetts Attorney General’s Office requesting information relating to our servicing practices.
To the extent that an examination, monitorship, audit or other regulatory engagement results in an alleged failure by us to comply with applicable law, regulation or licensing requirement, or if allegations are made that we have failed to comply with the commitments we have made in connection with our regulatory settlements (including commitments under any CAPs under such settlements) or if other regulatory actions of a similar or different nature are taken in the future against us, this could lead to (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital and (viii) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition, liquidity and results of operations.
Finally, there are a number of foreign laws and regulations that are applicable to our operations in India and the Philippines, including laws and regulations that govern licensing, employment, safety, taxes and insurance and laws and regulations that govern the creation, continuation and the winding up of companies as well as the relationships between shareholders, our corporate entities, the public and the government in these countries. Non-compliance with the laws and regulations of India or the Philippines could result in (i) restrictions on our operations in these counties, (ii) fines, penalties or sanctions or (iii) reputational damage.
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
In the servicing industry, we compete on the basis of price, quality and counterparty risk. Potential counterparties also (1) assess our regulatory compliance track record and examine our systems and processes for maintaining and demonstrating regulatory compliance, and (2) consider our third-party servicer ratings. Certain of our competitors, especially large banks, may have substantially lower costs of capital and greater financial resources, which makes it challenging to compete. We believe that our competitive strengths flow from our ability to control and drive down delinquencies through the use of proprietary technology and processes and our lower cost to service non-performing, non-Agency loans. Notwithstanding these strengths, we have suffered reputational damage as a result of our regulatory settlements and the associated scrutiny of our business. We believe this has weakened our competitive position against both our bank and non-bank servicing competitors. In addition, our NY DFS consent order effectively prohibits us from competing in the market for bulk servicing acquisitions at this time.
In the lending industry, we face intense competition in most areas, including product offerings, rates, fees and customer service. Some of our competitors, including the larger banks, have substantially lower costs of capital and strong retail presence, which makes it challenging to compete. In addition, with the proliferation of smartphones and technological changes enabling improved payment systems and cheaper data storage, newer market participants, often called “disruptors,” are reinventing aspects of the financial industry and capturing profit pools previously enjoyed by existing market participants. As a result, the lending industry could become even more competitive if new market participants are successful in capturing market share from existing market participants such as ourselves. We believe our competitive strengths flow from our existing role as a mortgage servicer, which provides us with an existing customer relationship to capture refinance volume from our servicing portfolio and from our customer service.
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

The following table summarizes our key ratings by these rating agencies:

	Moody’s	Morningstar	S&P	Fitch
Residential Prime Servicer	SQ3-	MOR RS3	Average	RPS3-
Residential Subprime Servicer	SQ3-	MOR RS3	Average	RPS3-
Residential Special Servicer	SQ3-	MOR RS3	Average	RSS3-
Residential Second/Subordinate Lien Servicer	SQ3-	—	Average	RPS3-
Residential Home Equity Servicer	—	—	—	RPS3-
Residential Alt A Servicer	—	—	—	RPS3-
Master Servicing	SQ3	—	Average	RMS3-
Ratings Outlook	N/A	Positive	Stable	Stable

Date of last action	November 7, 2016	November 7, 2016	August 9, 2016	February 19, 2016
S&P upgraded our servicer ratings from Below Average to Average on August 9, 2016. Among the reasons cited by S&P for its upgrade were strengthened first and second lines of defense in risk management; good management and staff experience levels; manageable staff and management turnover rates; and investment in and continued strengthening of staffing, technology and processes in the internal control environment.
In addition to servicer ratings, each of the rating agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised.” S&P’s servicer ratings outlook for Ocwen is stable in general and its outlook for master servicing is positive.
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
See Item 1A. Risk Factors - Risks Relating to Our Business for further discussion of the adverse effects that a failure to maintain minimum servicer ratings could have on our business, financing activities, financial condition or results of operations.
ALTISOURCE VENDOR RELATIONSHIP
Each of Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (OMS) are parties to a Services Agreement, a Technology Products Services Agreement, an Intellectual Property Agreement and a Data Center and Disaster Recovery Services Agreement with Altisource Portfolio Solutions S.A. (Altisource). Under the Services Agreements, Altisource provides various business process outsourcing services, such as valuation services and property preservation and inspection services, among other things. Altisource provides certain technology products and support services under the Technology Products Services Agreements and the Data Center and Disaster Recovery Services Agreements. These agreements expire August 31, 2025. Ocwen and Altisource have also entered into a Master Services Agreement pursuant to which Altisource provides certain loan origination services to Homeward and Liberty, and a General Referral Fee agreement pursuant to which Ocwen receives referral fees which are paid out of the commission that would otherwise be paid to Altisource as the selling broker in connection with real estate sales services provided by Altisource.
We are currently dependent on many of the services and products provided by Altisource under these long-term agreements, many of which include renewal provisions. Our servicing platform runs on an information technology system that we license from Altisource. If Altisource were to fail to fulfill its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, or if Altisource were to become unable to fulfill such obligations, our business and operations would suffer. In addition, if Altisource fails to develop and maintain its technology so as to provide us with a competitive and effective platform, our business could suffer.
Certain services provided by Altisource under these agreements are charged to the borrower and/or mortgage loan investor. Accordingly, such services, while derived from our loan servicing portfolio, are not reported as expenses by Ocwen. These services include residential property valuation, residential property preservation and inspection services, title services and real estate-related services. Similar to other vendors, in the event that Altisource’s activities do not comply with the applicable servicing criteria, we could be exposed to liability as the servicer and it could negatively impact our relationships with our servicing clients, borrowers or regulators, among others.
NEW RESIDENTIAL INVESTMENT CORP. RELATIONSHIP
During 2012 and 2013, we sold rights to receive servicing fees with respect to certain non-Agency MSRs (Rights to MSRs), together with the related servicing advances, to NRZ, for serviced loans with an original UPB of $202.4 billion based on UPB at the time of sale and a current outstanding UPB of $118.7 billion at December 31, 2016 (the NRZ/HLSS Transactions). We have completed a total of ten Rights to MSRs transactions. We continue to service the loans for which the Rights to MSRs have been sold to NRZ and receive a servicing fee plus the right to retain ancillary income (other than net earnings on custodial and escrow accounts). In the event NRZ were unable to fulfill its advance funding obligations, as the servicer under our servicing agreements with the RMBS trusts, we would be contractually obligated to fund such advances under those servicing agreements. At December 31, 2016, NRZ had outstanding advances of approximately $4.1 billion in connection with the Rights to MSRs.
References to NRZ as the counterparty in this annual report include Home Loan Servicing Solutions (HLSS) and HLSS Holdings, LLC (Holdings) for periods prior to April 6, 2015 because, following HLSS’ sale of substantially all of its assets (including the stock of Holdings) on April 6, 2015, NRZ, through its subsidiaries, is the owner of the Rights to MSRs and has assumed HLSS’ rights and obligations under the associated agreements.
On April 6, 2015, in consideration for OLS’ consent to the assignment by HLSS to NRZ of all HLSS’ right, title and interest in, to and under our agreements with HLSS, we amended our Master Servicing Rights Purchase Agreement and Sale Supplements (the Amendment). The Amendment extends the term of the agreements to the extended servicing fee reset date noted in the table below unless, as of the original reset date, there is an uncured termination event with respect to an affected servicing agreement due to a servicer rating downgrade of our residential primary servicer rating for subprime loans to below average or lower by S&P or to “SQ4” or lower by Moody’s Investors Service, Inc. (Moody’s). Based on our current servicer ratings, the extended reset date will apply unless our servicer rating for either S&P or Moody’s is downgraded to its below average category and such rating is in effect on the original reset date listed below.

Rights to MSRs Transaction	Original Reset Date	Extended Reset Date
1	February 10, 2018	February 10, 2020
2	May 1, 2018	April 30, 2020
3	August 1, 2018	April 30, 2020
4	September 13, 2018	April 30, 2020
5	September 28, 2018	April 30, 2020
6	December 26, 2018	April 30, 2020
7	March 13, 2019	April 30, 2020
8	May 21, 2019	April 30, 2020
9	July 1, 2019	April 30, 2020
10	October 25, 2019	April 30, 2020
As described below, the Amendment also limits NRZ’s ability to transfer the servicing of any or all of the servicing agreements underlying the Rights to MSRs until April 6, 2017 even if further OLS servicer rating downgrades were to occur.
Through the Amendment, we were also able to secure the future monetization of certain clean-up call rights we own. The Amendment provides that we will sell to NRZ, on an exclusive and “as is” basis, all economic beneficial rights to the “clean-up call rights” to which we are entitled pursuant to servicing agreements that underlie Rights to MSRs owned by NRZ, for a payment upon exercise of 0.50% of the UPB of all performing mortgage loans (mortgage loans that are current or 30 days or less delinquent) associated with the applicable clean up-call. Generally, a clean-up call allows a servicer or master servicer to purchase the remaining loans and REO out of a securitization, after the stated principal balance of the loans in the securitization falls below a specified percentage (e.g., falls below 10% of the principal balance of the loans as of the cut-off date under the securitization). We also agreed to compensate NRZ for certain increased costs associated with its servicing advance financing facilities, including increased costs of funding, to the extent such costs are the direct result of our 2015 servicer rating downgrade. This compensation requirement ran for a period of 12 months beginning June 2015.
The servicing fees payable under the servicing agreements underlying the Rights to MSRs are apportioned between NRZ and us as provided in our agreements with NRZ. NRZ retains a fee based on the UPB of the loans serviced, and OLS receives certain fees, including a performance fee based on servicing fees actually paid less an amount calculated based on the amount of servicing advances and cost of financing those advances. The apportionment of these fees with respect to each tranche of

Rights to MSRs sold to NRZ is subject to negotiations required to be commenced by NRZ no later than six months prior to the applicable servicing fee reset date. If the parties are not able to agree on servicing fees prior to the servicing fee reset date, NRZ is required to continue paying under the existing fee structure and the agreements between the parties will continue in effect with respect to each underlying servicing agreement unless and until NRZ directs the transfer of servicing under such servicing agreement to a third-party servicer with respect to which all required third-party consents and licenses have been obtained. Under the agreements with NRZ, we are required to reimburse NRZ for reasonable out-of-pocket costs incurred in connection with obtaining any required third-party consents to transfer any servicing agreements underlying the Rights to MSRs.
To the extent that we are terminated as servicer under any servicing agreements underlying Rights to MSRs, NRZ is entitled to payment of an amount equal to an amortized percentage of NRZ’s purchase price for the related Rights to MSRs.
Under our agreements with NRZ, the legal ownership of the MSRs and certain other rights under the servicing agreements may be transferred to Holdings or a third party as described below. The parties have agreed to a standstill of the transfer period that extends through April 6, 2017, such that a transfer to Holdings will not occur and NRZ will not take action to direct a transfer to a third party except under certain limited circumstances.
Beginning April 7, 2017, we will be obligated to transfer legal ownership of the MSRs to Holdings (now owned by NRZ) if and when Holdings obtains all required third-party consents and licenses. If and when such transfer of legal ownership occurs, OLS will subservice the loans pursuant to a subservicing agreement, as amended, with Holdings, and the subservicing agreement will have a subservicing fee reset date comparable to the servicing fee reset date described above.
Also beginning April 7, 2017, NRZ will have a general right to direct us to transfer servicing of the servicing agreements underlying the Rights to MSRs to a third party that can obtain all required third-party consents and licenses, provided that the transfer is subject to our continued right to be paid the servicing fees and other amounts payable under our agreements with NRZ.
Pursuant to our agreements with NRZ, if a termination event occurs with respect to a servicing agreement, NRZ has the right to direct the transfer of servicing with respect to an affected servicing agreement to a replacement servicer that obtains all required third-party consents and licenses. Following any such transfer, we would no longer be entitled to receive future servicing fee revenue with respect to the transferred servicing agreement. Under the Amendment, NRZ agreed to a standstill through April 6, 2017, to not take action with respect to any termination event that is related to any servicer rating downgrade in any such affected servicing agreement except under certain limited circumstances.
In the third quarter of 2016, NRZ announced it was qualified, through its wholly owned subsidiary New Residential Mortgage LLC, to own MSRs in all 50 states and is an approved FNMA and FHLMC Servicer and FHA Lender.
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
USVI OPERATIONS
As part of an initiative to reorganize the ownership and management of our global servicing assets and operations under a single entity and cost-effectively expand our U.S.-based origination and servicing activities, Ocwen formed OMS in 2012 under the laws of the USVI where OMS has its principal place of business. OMS is located in a federally recognized economic development zone and in 2012 became eligible for certain benefits, which may have a favorable impact on our effective tax rate.
EMPLOYEES
We had a total of approximately 9,700 and 10,500 employees at December 31, 2016 and 2015, respectively. We maintain operations in the U.S., USVI, India and the Philippines. At December 31, 2016, approximately 6,300 of our employees were located in India and approximately 800 were based in the Philippines. Of our foreign-based employees, more than 80% were engaged in our Servicing operations as of December 31, 2016.
SUBSIDIARIES
For a listing of our significant subsidiaries, refer to Exhibit 21.1 of this Annual Report on Form 10-K.
AVAILABLE INFORMATION
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website (www.ocwen.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may read or copy any materials we file with the

SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, including Ocwen, that file electronically with the SEC. The address of that site is www.sec.gov. We have also posted on our website, and have available in print upon request (1) the charters for our Audit Committee, Compensation Committee, Nomination/Governance Committee, Compliance Committee, Risk Committee and Independent Review Committee, (2) our Corporate Governance Guidelines, (3) our Code of Business Conduct and Ethics and (4) our Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Business Conduct and Ethics or waiver thereto applicable to any executive officer or director. We may post information that is important to investors on our website. The information provided on our website is not part of this report and is, therefore, not incorporated herein by reference.

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
Our business is subject to extensive oversight and regulation by federal, state and local governmental authorities, including the CFPB, HUD, the SEC and various state agencies that license, audit and conduct examinations of our loan servicing, origination and collection activities. From time to time, we also receive requests (including requests in the form of subpoenas and civil investigative demands) from federal, state and local agencies for records, documents and information relating to the policies, procedures and practices of our loan servicing, origination and collection activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing monitoring or reporting. See the next risk factor below for examples of matters we settled in 2014 and 2015, respectively, with the State of New York and the State of California. The GSEs (and their conservator, the FHFA), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We must devote substantial resources to regulatory compliance, and we incur, and expect to continue to incur, significant ongoing costs to comply with new and existing laws and governmental regulation of our business. If we fail to effectively manage our regulatory and contractual compliance obligations, the resources we are required to devote and our compliance expenses would likely increase.
We must comply with a large number of federal, state and local consumer protection laws including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, RESPA, TILA, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws and federal and local bankruptcy rules. These statutes apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced. See “Business - Regulation” for additional information regarding our regulators and the laws that apply to us.
To be successful, we must structure and operate our business to comply with applicable laws and regulations and the terms of our regulatory settlements. This can require judgment with respect to the requirements of such laws and regulations and such settlements. While we endeavor to engage regularly with our regulators in an effort to ensure we do so correctly, if we fail to interpret correctly the requirements of such laws and regulations or the terms of our regulatory settlements, we could be found to be in breach of such laws, regulations or settlements.

Our failure to comply with the terms of our regulatory settlements or applicable federal, state and local consumer protection laws, regulations and licensing requirements could lead to any of the following:

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
Since the financial crisis that began in 2007, the trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential mortgage lenders and servicers. Over the past few years, state and federal lawmakers and regulators have adopted a variety of new or expanded laws and regulations and recommended practices. Since its formation, the CFPB has taken a very active role in the mortgage industry, and its rule-making and regulatory agenda relating to loan servicing and origination continues to evolve. Individual states have also been active, as have other regulatory organizations such as the MMC. We also believe there has been a shift among certain regulators towards a broader view of the scope of regulatory oversight responsibilities with respect to mortgage originators and servicers. In addition to their traditional focus on licensing and examination matters, certain regulators have begun to make observations, recommendations or demands with respect to such areas as corporate governance, safety and soundness and risk and compliance management. We must endeavor to work cooperatively with our regulators to understand all of their concerns if we are to be successful in our business.
Following the November 2016 Presidential and Congressional elections, a level of heightened uncertainty exists with respect to the future of regulation of mortgage lending and servicing, including the future of the Dodd Frank Act and CFPB. We cannot predict the specific legislative or executive actions that may result or what actions federal or state regulators might take in response to potential changes to the Dodd Frank Act or to the federal regulatory environment generally. Such actions could impact the industry generally or us specifically, could impact our relationships with other regulators, and could adversely impact our business and limit our ability to reach an appropriate resolution with the CFPB with which we are engaged to attempt to resolve certain concerns relating to our mortgage servicing practices, as described in the next risk factor.
The CFPB and state regulators have also increasingly focused on the use, and adequacy, of technology in the mortgage servicing industry. In June 2016, the CFPB issued a special edition supervision report that stressed the need for mortgage servicers to assess and make necessary improvements to their information technology systems in order to ensure compliance with the CFPB’s mortgage servicing requirements. The NY DFS also issued proposed Cybersecurity Requirements for Financial Services Companies, which are scheduled to take effect in March 2017, which will require banks, insurance companies, and other financial services institutions regulated by the NY DFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.
New regulatory and legislative measures, or changes in enforcement practices, including those related to the technology we use, could, either individually or in the aggregate, require significant changes to our business practices, impose additional costs on us, limit our product offerings, limit our ability to efficiently pursue business opportunities, negatively impact asset values or reduce our revenues. Accordingly, they could materially and adversely affect our business and our financial condition, liquidity and results of operations.
Governmental bodies have taken regulatory actions against us in the past and may in the future impose regulatory fines or penalties or impose additional requirements or restrictions on our activities that could increase our operating expenses, reduce our revenues or otherwise adversely affect our business, financial condition, results of operations, ability to grow and reputation.
We are subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions that could result in further adverse regulatory action against us.
We are currently engaged with the CFPB in efforts to resolve certain concerns the CFPB has expressed relating to our servicing practices and technology. These concerns primarily stemmed from a CFPB examination of us that began in 2014. Our negotiations with the enforcement staff of the CFPB could result in a consent order with the CFPB and could entail payment of monetary amounts by us or injunctive relief, among other consequences. In accordance with ASC 450, we have accrued $12.5 million as of December 31, 2016 as a result of our negotiations with the CFPB. We have not reached any agreement with the CFPB and cannot predict whether or when we may reach such an agreement. If we are unable to agree upon a resolution, the CFPB could bring an adversarial enforcement action against us. An adversarial enforcement action could be costly to defend, could adversely affect our reputation and could adversely impact our relationships with counterparties, including lenders, among other consequences. Accordingly, whether or not we reach an agreement after discussions with the CFPB, it is possible that we could incur losses that materially exceed the amount accrued as of December 31, 2016, and the resolution of matters raised by the CFPB concerns could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
In December 2014, we entered into the NY Consent Order with the NY DFS as a result of an investigation relating to Ocwen’s servicing of residential mortgages. The settlement contained monetary and non-monetary provisions, including the appointment of a third-party Operations Monitor to monitor various aspects of our operations and restrictions on our ability to acquire MSRs that effectively prohibit any such future acquisitions until we have satisfied certain specified conditions. The Operations Monitor was appointed in March 2015 for a two-year period, extendable for one year at the discretion of the NY DFS. We must pay all reasonable and necessary costs of the Operations Monitor. The expenses associated with the Operations Monitor have and will continue to impact us, as the expenses are substantial and we have limited ability to control, monitor or contest the Operation Monitor’s charges.
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
In January 2015, OLS entered into the 2015 CA Consent Order with the CA DBO relating to our failure to produce certain information and documents during a routine licensing examination. The order contained monetary and non-monetary provisions, including the appointment of the CA Auditor to assess OLS’ compliance with laws and regulations impacting California borrowers and a prohibition on acquiring any additional MSRs for loans secured in California. We were also required to pay all reasonable and necessary costs of the CA Auditor, and those costs were substantial.
On February 17, 2017, OLS, and two other subsidiaries, OBS and OFSPL, reached an agreement in the 2017 CA Consent Order with the CA DBO that terminated the 2015 CA Consent Order and resolved open matters between the CA DBO and OLS, OBS and OFSPL, including certain matters relating to OLS’ servicing practices and the licensed activities of OBS and OFSPL. The 2017 CA Consent Order does not involve any admission of wrongdoing by OLS, OBS or OFSPL. The 2017 CA Consent Order also contains certain monetary and non-monetary provisions, including the following:

•
Ocwen agrees to make a cash settlement payment of $25.0 million to the CA DBO, comprised of $20.0 million for the CA DBO to distribute to Ocwen serviced borrowers at its discretion and $5.0 million in costs, fees, and penalties. We initially accrued $25.0 million as of September 30, 2016. Additionally, OFSPL and OBS agreed to pay $350,000 in the aggregate as a penalty.

•
Ocwen will provide $198.0 million in debt forgiveness through loan modifications to California borrowers over three years, commencing on July 1, 2016. Ocwen’s loan modifications are designed to be sustainable for homeowners while providing an estimated net present value for mortgage loan investors that is superior to that of foreclosure. Debt forgiveness as part of a loan modification is determined on a case-by-case basis in accordance with the applicable servicing agreement. Debt forgiveness does not involve an expense to Ocwen other than the operating expense incurred in arranging the modification, which is part of Ocwen’s role as loan servicer.

•	The 2017 CA Consent Order rescinds the prohibition on Ocwen acquiring MSRs for loans secured in California.

•	The CA Auditor appointment under the 2015 CA Consent Order is terminated.

•	OLS, OBS and OFSPL were released from claims relating to the matters covered by the 2017 CA Consent Order.

•	Ocwen will update certain policies and procedures pursuant to an action plan, which was agreed upon with the CA Auditor prior to the termination of its appointment.

•
Ocwen agrees to attempt to contact 19,295 California borrowers who did not respond to its initial voluntary solicitation of borrowers who may have been affected by issues disclosed in 2014 relating to erroneously dated borrower correspondence.

•	Ocwen agrees to establish and maintain a hotline for its California borrowers for three years to supplement Ocwen’s primary customer service center operations.

•
The CA DBO will select, engage and pay a third party administrator to confirm that Ocwen completes its commitments under the 2017 CA Consent Order. All costs and expenses of the administrator will be paid by the CA DBO.

In December 2013, we entered into the Ocwen National Mortgage Settlement with the CFPB and various state attorneys general and other state agencies that regulate the mortgage servicing industry relating to various allegations regarding deficient mortgage servicing practices, including those with respect to foreclosures. The settlement contained monetary and non-monetary provisions, including quarterly testing on various metrics to ensure compliance with the Ocwen National Mortgage Settlement.
OMSO’s reports have detailed a number of instances where our testing has exceeded the applicable error rate threshold for a metric. Exceeding the metric error rate threshold for the first time does not result in a violation of the settlement, but rather it is deemed a “potential violation” which then is subject to a cure period following submission, approval, and completion of a CAP to OMSO. Any further fails in the cure period or the quarter following that cure period would subject us to financial penalties. These penalties start at an amount of not more than $1.0 million for the first uncured violation and increase to an amount of not more than $5.0 million for the second uncured violation for certain metrics. In addition, in the event of substantial noncompliance with the settlement’s servicing standards, it is possible that a party to the settlement could bring an action to enforce the terms of the settlement and seek to impose on us a broader range of financial, injunctive or other penalties.
We continue to work with OMSO on ongoing testing and CAPs. While, to date, these issues have not resulted in financial or other penalties, if we are found to have breached the Ocwen National Mortgage Settlement, we could become subject to financial penalties or other regulatory action could be taken against us.
In February 2015, we received a letter from the staff of the SEC informing us that it was conducting an investigation relating to the use of collection agents by mortgage loan servicers. The letter requested that we voluntarily produce documents and information. We believe that the February 2015 letter was also sent to other companies in the industry. In February 2016, we received a letter from the Staff informing us that it was conducting an investigation relating to fees and expenses incurred in connection with liquidated loans and REO properties held in non-agency RMBS trusts. The letter requested that we voluntarily produce documents and information. We have been cooperating with the Staff on these matters.
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as examinations as to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or ultimately a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition. In addition, we receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our origination and servicing businesses. We also regularly engage with state attorneys general and the CFPB to respond to information requests and other inquiries. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs (and their conservator, FHFA), HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits. We have in the past resolved, and may in the future resolve, matters via consent orders or payment of monetary amounts to settle issues identified in connection with examinations or regulatory or other oversight activities.
On occasion, we engage with state Attorneys General and the Department of Justice on various matters. For example, Ocwen is currently in receipt of a civil investigative demand from the Massachusetts Attorney General’s Office requesting information relating to our servicing practices.
To the extent that an examination, monitorship, audit or other regulatory engagement results in an alleged failure by us to comply with an applicable law, regulation or licensing requirement, or if allegations are made that we have failed to comply with the commitments we have made in connection with our regulatory settlements (including commitments under any corrective action plans under such settlements) or if other regulatory actions of a similar or different nature are taken in the future against us, this could lead to (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants or representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital and (viii) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses, reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition, liquidity and results of operations.
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
Our regulatory settlements have significantly impacted our ability to grow our servicing portfolio because we agreed to restrictions in our consent orders with the NY DFS and the CA DBO that effectively prohibited future acquisitions of servicing. The CA DBO restrictions have now been lifted. However, we are still subject to restrictions under the NY DFS consent order. Under the NY DFS consent order, we may acquire MSRs upon (a) meeting benchmarks specified by the Operations Monitor relating to our boarding process for newly acquired MSRs and our ability to adequately service newly acquired MSRs and our existing loan portfolio, and (b) the NY DFS’s approval, not to be unreasonably withheld. If we are unable to satisfy these conditions, we will be unable to grow or even maintain the size of our servicing portfolio through acquisitions. In addition, if a future regulatory settlement restricted our ability to acquire MSRs, our business could be materially and adversely affected.
Our monitorships could be extended, which could materially and adversely affect our business.
As part of the Ocwen National Mortgage Settlement and our settlement with the NY DFS, we agreed to the appointment of third party firms to monitor various aspects of our business. Generally, we are required to pay for the fees and expenses of these firms. During 2016, we incurred $81.7 million in direct monitor costs, which included costs from the now terminated CA Auditor. In addition, we incur considerable expense responding to requests from our monitors, including legal and other costs to address their requests. Our monitors generally bill by the hour and we have limited ability to control the number of hours that these for profit firms might seek to spend on any one matter or to control the length of time they might seek from the applicable regulator for their monitor engagements.
The NY DFS Operations Monitor was appointed in March 2015 for a two-year period, extendable for one year at the discretion of the NY DFS. In the event that the term of the Operations Monitor does not end in March 2017, our business and results of operation could be materially and adversely impacted due to expenses related to the Operations Monitor. Similarly, if the Ocwen National Mortgage Settlement monitor’s engagement does not end during the Spring of 2018, our business and results of operation could be materially and adversely impacted due to expenses related to this monitor.
If we are unable to respond effectively to routine regulatory examinations, our business and financial conditions may be adversely affected.
Regulatory examinations by state and federal regulators are part of our ordinary course business activities. If we are unable to respond effectively to routine regulatory examinations, our business and financial conditions may be adversely affected. For example, our January 2015 consent order with the CA DBO, which has now been terminated, arose out of a failure to respond adequately to requests from the CA DBO as part of a routine regulatory examination. If, in the future, we fail to respond effectively to routine regulatory examinations, we may incur fines or penalties or we could lose the licenses and approvals necessary to engage in our servicing and lending businesses. We could also suffer from reputational harm and become subject to private litigation.
The enactment of the Dodd-Frank Act has significantly impacted our business and may continue to do so, and new rules and regulations or more stringent interpretations of existing rules and regulations by the CFPB could result in increased compliance costs and, potentially, regulatory action against us.
The Dodd-Frank Act constituted a sweeping reform of the regulation and supervision of financial institutions, and more specifically impacts our business in the areas of mortgage servicing, loan origination, sales and securitization. Among other things, the Dodd-Frank Act created the CFPB as a new federal entity responsible for regulating consumer financial services.
The CFPB directly affects the regulation of residential mortgage lending and servicing in a number of ways. First, the CFPB has rule making authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans. Since its formation, the CFPB has taken a very active role in the mortgage industry and its rule-making and regulatory agenda relating to loan servicing and origination continues to evolve.
We have devoted substantial resources and incurred significant compliance costs responding to the Dodd-Frank Act and the rules and regulations issued thereunder, including CFPB rules. We expect to continue to do so. In particular, we are currently assessing and implementing the operational enhancements that will be necessary to comply with the amendments to Regulations X and Z, which were issued by the CFPB in August 2016 and which become effective beginning in October 2017. If we fail to comply with the Dodd-Frank Act and the rules and regulations issued thereunder, including CFPB rules, we could be subject to financial penalties, restrictions on our business activities, private litigation, breaches of our contractual obligations to counterparties (including our debt agreements) and adverse actions by the GSEs or other entities, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Most of our servicing agreements and debt agreements contain provisions requiring compliance with applicable laws and regulations. While the specific language in these agreements takes many forms and materiality qualifiers are often present, if we fail to comply with applicable laws and regulations, we could be terminated as a servicer and defaults could be triggered under our debt agreements, which could materially and adversely affect our revenues, cash flows, liquidity, business and financial condition. We could also suffer reputational damage and trustees, lenders and other counterparties could cease wanting to do business with us.
If new laws and regulations lengthen foreclosure times or introduce new regulatory requirements regarding foreclosure procedures, our operating costs could increase and we could be subject to regulatory action.
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
GSE initiatives and other actions may affect our financial condition and results of operations.
Due to the significant role that the GSEs play in the secondary mortgage market, new initiatives and other actions that they may implement could become prevalent in the mortgage servicing industry generally. To the extent that FHFA and/or the GSEs implement reforms that materially affect the market not only for conventional and/or government-insured loans but also the subprime and Alt-A markets, such reforms could have a material adverse effect on the creation of new mortgage servicing rights, the economics or performance of any mortgage servicing rights that we acquire, servicing fees that we can charge and costs that we incur to comply with new servicing requirements.
In addition, our ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by the GSEs, Ginnie Mae, and others that facilitate the issuance of MBS in the secondary market. These entities play a critical role in the residential mortgage industry and we have significant business relationships with many of them. If it is not possible for us to complete the sale or securitization of certain of our mortgage loans due to changes in GSE and Ginnie Mae programs, we may lack liquidity to continue to fund mortgage loans and our revenues and margins on new loan originations would be materially and negatively impacted.
There are various proposals that deal with the future of the GSEs, including with respect to their ownership and role in the mortgage market, as well as proposals to implement GSE reforms relating to borrowers, lenders and investors in the mortgage market. Thus, the long-term future of the GSEs remains uncertain. Any change in the ownership of the GSEs, or in their programs or role within the mortgage market, could materially and adversely affect our business, liquidity, financial position and results of operations.
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
There are federal and state legislative and GSE initiatives that could adversely affect our loan origination business and secured asset financing arrangements. For instance, the risk retention requirements under the Dodd-Frank Act require securitization sponsors to retain a portion of the credit risk of the securitized assets, subject to certain exemptions. The risk retention requirement could result in higher costs of certain lending operations and impose on us additional compliance requirements to meet servicing and originations criteria for securitized mortgage loans. Additionally, the amendments to Regulation AB and other regulations applicable asset-backed securities (ABS) adopted by the SEC pursuant to the Dodd-Frank Act and other relevant regulations have increased and may further increase compliance costs for ABS issuers, such as ourselves, which will in turn increase our cost of funding and operations.
If we fail to comply with the new TILA-RESPA Integrated Disclosure (TRID) rules, our business and operations could be materially and adversely affected and our plans to expand our lending business could be adversely impacted.
The CFPB implemented new loan disclosure requirements in 2015 to consolidate and revamp TILA and RESPA disclosures. The TRID rules significantly changed consumer facing disclosure rules and added certain waiting periods to allow each consumer to reconsider the loan after receiving the required disclosures. If we fail to comply with the TRID rules, we may be unable to sell loans that we originate or purchase, or we may be required to sell such loans at a discount compared to other loans. We also could be subject to repurchase or indemnification claims from purchasers of such loans, including the GSEs. Additionally, loans might stay on our warehouse lines for longer periods before sale, which would increase our holding costs and interest expense. We could also be subject to regulatory actions or private lawsuits.
In response to the TRID rules, we have implemented significant modifications and enhancements to our loan production processes and systems, and we continue to devote significant resources to TRID compliance. As regulatory guidance and enforcement and the views of the GSEs and other market participants such as warehouse loan lenders evolve, we may need to modify further our loan production processes and systems in order to adjust to evolution in the regulatory landscape and successfully operate our lending business. In such circumstances, if we are unable to make the necessary adjustments, our business and operations could be adversely affected and we may not be able to execute on our plans to grow our lending business.
Failure to comply with the Home Mortgage Disclosure Act (HMDA) and related CFPB regulations could adversely impact our business.
In 2015, the CFPB revised regulations governing HMDA in order to implement specific provisions of the Dodd-Frank Act. HMDA requires financial institutions to report certain mortgage data in an effort to provide the regulators and the public with information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. Effective for loans closing on or after January 1, 2018, reportable loans will include open-end loans (such as adjustable rate reverse mortgages) as well as closed-end loans, and will include numerous new and modified data points. The data points include information related to the loan applicant/borrower (e.g., age, ethnicity, race and credit score), the underwriting process, loan terms and fees, lender credits and interest rate, among others. The scope of the information available to the public could increase fair lending regulatory scrutiny and third party plaintiff litigation, as the changes will expand the ability of regulators and third parties to compare a particular lender to its peers in an effort to determine differences among lenders in certain demographic borrower populations. We have devoted, and will need to devote, significant resources to establishing systems and processes for complying with HMDA. If we are not successful in capturing and reporting the new HMDA data, and analyzing and correcting any adverse patterns, we could be exposed to regulatory actions and private litigation against us, we could suffer reputational damage and we could incur losses, any of which could materially and adversely impact our business, financial condition and results of operations.

If we fail to satisfy minimum net worth and liquidity requirements established by regulators, GSEs, Ginnie Mae, lenders, or other counterparties, our business, financing activities, financial condition or results of operations could be materially and adversely affected.
As a result of our servicing and loan origination activities, we are subject to minimum net worth and liquidity requirements established by state regulators, GSEs, Ginnie Mae, lenders, and other counterparties. We have been incurring losses for the last three years, which has eroded our net worth. In addition, we must structure our business so each subsidiary satisfies the net worth and liquidity requirements applicable to it, which can be challenging.
The minimum net worth and liquidity requirements to which our licensed entities are subject vary by state and type of license. We must also satisfy the minimum net worth and liquidity requirements of the GSEs and Ginnie Mae in order to maintain our approved status with such agencies and the minimum net worth and liquidity requirements set forth in our agreements with our lenders.
If we fail to satisfy minimum net worth requirements, absent a waiver or other accommodation, we could lose our licenses or have other regulatory action taken against us, we could lose our ability to sell and service loans to or on behalf of the GSEs or Ginnie Mae or we could be in default under our debt agreements. Any of these occurrences could have a material adverse effect on our business, financing activities, financial condition or results of operations.
In addition, minimum net worth requirements and liquidity are generally calculated using specific formulas that often exclude various items, such as intangible assets or certain intercompany receivables. Changes to these formulas have the potential to significantly affect net worth and liquidity calculations, and increases to the minimum required thresholds have the potential to cause non-compliance, both of which could imperil our ability to satisfy future minimum net worth and liquidity requirements.
There are additional disclosure and other regulatory requirements in connections with originating non-Agency loans. If we fail to comply with these requirements, our business and operations could be materially and adversely affected. This risk will be magnified to the extent we execute on our plans to expand our originations of non-GSE loans.
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
Regulators continue to be active in the reverse mortgage space, including due to the perceived susceptibility of older borrowers to be influenced by deceptive or misleading marketing activities. Regulators have also focused on appraisal practices because reverse mortgages are largely dependent on collateral valuation. If we fail to comply with applicable laws and regulations relating to the origination of reverse mortgages, we could be subject to adverse regulatory actions, including potential fines, penalties or sanctions, and our business, reputation, financial condition and results of operations could be materially and adversely affected.
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
Failure to comply with FHA underwriting guidelines could adversely impact our business.
We must comply with FHA underwriting guidelines in order to successfully originate FHA loans, an area in which we have been expanding our lending activities. If we fail to so, we may not able collect on FHA insurance. In addition, we could be subject to allegations of violations of the False Claims Act asserting that we submitted claims for FHA insurance on loans that had not been underwritten in accordance with FHA underwriting guidelines. If we are found to have violated FHA underwriting guidelines, we could face regulatory penalties and damages in litigation, suffer reputational damage, and we could incur losses due to an inability to collect on such insurance, any of which could materially and adversely impact our business, financial condition and results of operations.
Failure to comply with United States and foreign laws and regulations applicable to our global operations could have an adverse effect on our business, financial position, results of operations or cash flows.
As a business with a global workforce, we need to ensure that our activities, including those of our foreign subsidiaries, comply with applicable United States and foreign laws and regulations. From time to time, various state regulators have scrutinized the operations of our foreign subsidiaries. For example, as previously disclosed, in 2016, two of our foreign subsidiaries entered into a Consent Order with the Washington State Department of Financial Institutions relating to the activities of those entities in Washington State under the Washington Consumer Loan Act. Our failure to comply with applicable laws and regulations could, among other things, result in restrictions on our operations, loss of licenses, fines, penalties or reputational damage and have an adverse effect on our business.
Failure to comply with the S.A.F.E. Act could adversely impact our business.
The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the S.A.F.E. Act) requires the individual licensing and registration of those engaged in the business of loan origination. The S.A.F.E. Act is designed to improve accountability on the part of loan originators, combat fraud and enhance consumer protections by encouraging states to establish a national licensing system and minimum qualification requirements for applicants. Thus, Ocwen must ensure proper licensing for all employees who participate in certain specified loan origination activities. Failure to comply with the S.A.F.E. Act licensing requirements could adversely impact Ocwen’s origination business.
Risks Relating to Our Business
There can be no assurance that our strategies to return to profitability will be successful.
We have incurred losses for each of the past three fiscal years. The key driver of our recent operating results has been lower servicing revenue resulting from a decrease in the total UPB of our residential servicing portfolio, driven largely by the execution of our strategy to sell certain of our Agency MSRs in 2015, coupled with normal portfolio runoff, which was not accompanied by a corresponding decrease in expense. In order for us to return to profitability over the long term, we will need to continue to reduce our expenses so that they are more appropriately aligned with our reduced revenue profile. Pursuant to the cost improvement initiative that we announced in 2015, we remain focused on continuing to reduce our servicing costs in line with our reduced residential servicing portfolio through productivity improvements and other expense reductions.
The primary areas in which we expect to generate cost reductions are servicing operations, professional services and technology costs. While we are targeting expense reductions in certain areas, we expect to continue to invest in select areas including enhancing the customer experience, strengthening our risk and compliance infrastructure and delivering strong loss mitigation results.
We are also investing in our forward and reverse lending businesses and will continue to evaluate new adjacent market opportunities that are consistent with our strategic goals where we believe we can capture competitive advantages and achieve attractive returns for our shareholders, such as providing secured floor plan lending to used car dealerships through our ACS business. New ventures involve risks and uncertainties, including potential difficulties integrating new lines of business into our current infrastructure, the inability to achieve the projected financial results in a reasonable time frame, implementing and maintaining consistent standards, controls, policies and information systems, and diversion of management’s attention from other business matters. Further, our strategic initiatives could be impacted by factors beyond our control, such as general economic conditions and increased competition. The diversion of management’s attention and any delays or difficulties encountered in implementing new strategic initiatives could negatively impact our business and results of operations. Further, the economic benefits that we anticipate from these strategic initiatives may not develop.
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
Our business requires substantial amounts of capital and our financing strategy includes the use of leverage. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to continue to borrow money at reasonable rates. If we are unable to maintain adequate financing, or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, results of operations, liquidity, financial condition and business prospects. Our ability to borrow money is affected by a variety of factors including:

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
Our advance financing facilities are comprised of (i) revolving notes issued to global financial institutions that generally have a 364-day revolving period, and (ii) term notes issued to institutional investors with one-, two- and three-year periods. At December 31, 2016, we had $1.3 billion outstanding under these facilities. The revolving periods for variable funding notes with a total borrowing capacity of $655.0 million end in 2017, and $400.0 million of our two-year term notes mature in 2017.
In the event we are unable to renew, replace or extend the revolving period of one or more of these advance financing facilities, repayment of the outstanding balances on the revolving and term notes must begin at the end of the applicable revolving period and end of the term, respectively. In addition, we use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. All of our master repurchase and participation agreements for financing new loan originations have 364-day terms, and similar to the revolving notes in the advance financing facilities, they are typically renewed, replaced or extended annually. At December 31, 2016, we had $355.0 million outstanding under these warehouse financing arrangements, including $304.9 million under agreements maturing in 2017.
We currently plan to renew, replace or extend all of these debt agreements consistent with our historical experience. There can be no assurance that we will be able to renew, replace or extend all of our debt agreements on appropriate terms or at all and, if we fail to do so, we may not have adequate sources of funding for our business.
Our debt agreements contain various qualitative and quantitative covenants, including financial covenants, covenants to operate in material compliance with applicable laws, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock, transferring assets or making loans, investments or acquisitions. As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, noncompliance with our covenants, nonpayment of principal or interest, material misrepresentations, the occurrence of a material adverse effect or change, insolvency, bankruptcy, certain material judgments and changes of control. Covenants and defaults of this type are commonly found in debt agreements such as ours. Certain of these covenants and defaults are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations and other legal remedies.
An actual or alleged default under any of our debt agreements, negative ratings action by a rating agency, the perception of financial weakness, an adverse action by a regulatory authority or GSE, a lengthening of foreclosure timelines or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to renew existing credit facilities or obtain new lines of credit. Any or all of the above could have an adverse effect on our business, financing activities, financial condition and results of operations.
We may be unable to obtain sufficient servicer advance financing necessary to meet the financing requirements of our business, which could adversely affect our liquidity position and result in a loss of servicing rights.
We currently fund a substantial portion of our servicing advance obligations through our servicing advance facilities. Under normal market conditions, mortgage servicers typically have been able to renew or refinance these facilities. However, during the financial crisis that began in 2007, there were periods of time when some mortgage servicers were unable to renew these facilities. Borrowing conditions have improved since that time; however, market conditions or the markets or lenders’ perceptions of us at the time of any renewal or refinancing may mean that we are unable to renew or refinance our advance financing facilities or obtain additional facilities on favorable terms or at all.
We are dependent on NRZ for a substantial portion of our advance financing for non-Agency MSRs.
We have sold Rights to MSRs, including the associated servicing advance obligation, to NRZ. Consequently, we are dependent upon NRZ for financing of the servicing advance obligations for MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to make pursuant to our agreements with them. As of December 31, 2016, we serviced loans with an outstanding UPB of approximately $118.7 billion for which the Rights to MSRs have been sold to NRZ. The associated outstanding servicing advances as of such date were approximately $4.1 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance financing obligations, our liquidity, financial condition and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances.
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
A failure to maintain minimum servicer ratings could have an adverse effect on our business, financing activities, financial condition or results of operations.
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
Certain of our servicing agreements require that we maintain specified servicer ratings. Out of 3,796 non-Agency servicing agreements, 718 with $34.1 billion of UPB as of December 31, 2016 have minimum servicer ratings criteria. As a result of our current servicer ratings, termination rights have been triggered in 174 of these non-Agency servicing agreements. This represents approximately $10.8 billion in UPB as of December 31, 2016, or approximately 6.8% of our total non-Agency servicing portfolio. In early 2015, we received notices terminating us as the servicer under four of our non-Agency servicing agreements due to rating downgrades. Pursuant to our servicing agreements, generally we are entitled to payment of accrued and unpaid servicing fees through termination as well as all advances and certain other previously unreimbursed amounts, although we lose the future servicing fee revenue. While the financial impact of the termination of servicing under these four servicing agreements was immaterial to our overall financial condition, as it represented only 0.17% of our overall servicing portfolio as of the time of transfer of servicing, we could be subject to further terminations either as a result of servicer ratings downgrades or future adverse actions by ratings agencies, which could have an adverse effect on our business, financing activities, financial condition and results of operations.
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
The expiration of the HAMP program will negatively impact our servicing revenues.
Our revenues in recent years have benefited significantly from our participation in the Federal Government’s HAMP loan modification program. HAMP fees accounted for $110.3 million, or 9% of total servicing segment revenues for the year ended December 31, 2016, and $135.0 million, or 8% of total servicing segment revenues for the year ended December 31, 2015. HAMP expired on December 31, 2016, although borrowers, who have requested assistance or to whom an offer of assistance has been extended as of that date, will have until September 30, 2017 to finalize their modification. We anticipate that our future revenues will be adversely affected even though we will continue to receive certain trailing fees under these programs, such as HAMP success fees to the extent that a borrower remains current in any agreed upon loan modification. If we are unable to replace HAMP with other modification programs that produce comparable benefits, our business, financial condition and results of operations could be materially adversely affected.
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
In addition, OLS, Homeward and Liberty are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. To date, none of these agencies has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at December 31, 2016. Our non-agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on our business.
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
Technology or process failures could damage our business operations or reputation, harm our relationships with key stakeholders and lead to regulatory sanctions or penalties.
Our business is substantially dependent on our ability to process and monitor a large number of transactions, many of which are complex, across various parts of our business. These transactions often must adhere to the terms of a complex set of legal and regulatory standards, as well as the terms of our servicing and other agreements. In addition, given the volume of transactions that we process and monitor, certain errors may be repeated or compounded before they are discovered and rectified. For example, in the area of borrower correspondence, in 2014, problems were identified with our letter dating processes such that erroneously dated letters were sent to borrowers, which damaged our reputation and relationships with borrowers, regulators, important counterparties and other stakeholders. Because in an average month we mail nearly 3 million letters, a process problem such as erroneous letter dating has the potential to negatively affect many parts of our business and have widespread negative implications.
We are responsible for developing and maintaining sophisticated operational systems and infrastructure, which is challenging. The CFPB and other regulators have recently emphasized their focus on the importance of servicers’ and lenders’ systems and infrastructure operating effectively. If our systems and infrastructure fail to operate effectively, such failures could damage our business and reputation, harm our relationships with key stakeholders and lead to regulatory sanctions or penalties.
Certain of our operational systems and infrastructure are provided by third-party vendors. If any of these vendors fail to provide us with effective operational systems and infrastructure or appropriate levels of service, we could also be required to take legal action against or replace such vendors, which could be costly, involve a diversion of management time and energy and lead to operational disruptions.
We are dependent on Altisource and other vendors for our technology and other services.
Our vendor relationships subject us to a variety of risks. We have significant exposure to third-party risks, as we are dependent on vendors for a number of key services, including our servicing platform that runs on an information technology system that we license under long-term agreements with Altisource. Our servicing business operates on this platform and we have used it for many years. If Altisource were to fail to fulfill properly its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, or if Altisource were to become unable to fulfill such obligations, our business and operations would suffer. In addition, if Altisource fails to develop and maintain its technology so as to provide us with an effective and competitive platform, our business could suffer. Similarly, we are reliant on other vendors for the proper maintenance and support of our technological systems and our business and operations would suffer if these vendors do not perform as required. If Altisource or our other vendors do not adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems, our business and operations could be materially and adversely affected.
Altisource and other vendors supply us with other services in connection with our business activities such as property preservation and inspection services and valuation services. In the event that a vendor’s activities do not comply with the applicable servicing criteria, we could be exposed to liability as the servicer and it could negatively impact our relationships with our servicing clients, borrowers or regulators, among others. In addition, if our current vendors were to stop providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations.
Disagreements with vendors, service providers or other contractual counterparties could materially and adversely affect our business, financing activities, financial condition or results of operations.
We are dependent on Altisource and other vendors and service providers for our technology and other services and on banks, NRZ and other financing sources to finance our business. Certain provisions of the agreements underlying our relationships with our vendors, service providers, financing sources and other contractual counterparties could be open to subjective interpretation. Disagreements with these counterparties, including disagreements over contract interpretation, could lead to business disruptions or could result in litigation or arbitration or mediation proceedings, any of which could be expensive and divert senior management’s attention from other matters. While we have been able to resolve disagreements with these counterparties in the past, if we were unable to resolve a disagreement, a court, arbitrator or mediator might be required to resolve the matter and there can be no assurance that the outcome of a material disagreement with a contractual counterparty would not materially and adversely affect our business, financing activities, financial condition or results of operations.

Members of our board of directors or management could have, could appear to have or could be alleged to have conflicts of interest due to their equity interests in Altisource, Altisource Asset Management (AAMC) or Altisource Residential Corporation (Residential).
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
We have adopted policies to avoid potential conflicts or allegations of conflicts of interest with respect to our dealings with Altisource, AAMC and Residential, including a written recusal policy pursuant to which any Ocwen employee, officer or director with more than a $200,000 equity ownership in one of these companies must recuse themselves from voting to approve any transaction involving any such company. Our board of directors has also established an Independent Review Committee, comprised solely of directors that do not own any equity in any of these companies, to review new transactions between us and these companies that involve $120,000 or more. In addition, we will seek to manage any potential conflicts through dispute resolution and other provisions of any agreements we may have with Altisource, AAMC and Residential. There can be no assurance that such measures will be effective in eliminating all conflicts of interest or that third parties will refrain from making such allegations.
Cybersecurity breaches or system failures may interrupt or delay our ability to provide services to our customers, expose our business and our customers to harm and otherwise adversely affect our operations.
Disruptions and failures of our systems or those of our vendors may interrupt or delay our ability to provide services to our customers and otherwise adversely affect our operations. The secure transmission of confidential information over the Internet and other electronic distribution and communication systems is essential to our maintaining consumer confidence in certain of our services. We have programs in place to detect and respond to security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. None of the cybersecurity incidents we have experienced to date has been material to our business, financial condition or operations.
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
We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities, and in certain instances, we have assumed these obligations on loans we service. Our contracts with purchasers of originated loans contain provisions that require indemnification or repurchase of the related loans under certain circumstances. While the language in the purchase contracts varies, such contracts generally contain provisions that require us to indemnify purchasers of its loans or repurchase such loans if:

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
At December 31, 2016, we had outstanding representation and warranty repurchase demands of $47.5 million UPB (239 loans).

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
Liabilities relating to our past sales of Agency MSRs could adversely affect our business.
We have made representations, warranties and covenants in our sale agreements relating to our previously announced strategy to sell certain of our Agency MSRs. To the extent that we have made inaccurate representations or warranties or fail to perform our covenants, we could incur liability to the purchasers of these MSRs pursuant to the contractual provisions of our sale agreements. In addition, transfers of servicing are subject to regulation under federal consumer finance laws, including CFPB rules implementing RESPA that require servicers to, among other things, maintain policies and procedures that are reasonably designed to facilitate the transfer of accurate information and documents during mortgage servicing transfers and properly evaluate loss mitigation applications that are in process at the time of transfer. The CFPB has advised mortgage servicers that its examiners will be carefully reviewing servicers’ compliance with these and other regulations applicable to servicing transfers, and state mortgage regulators have supervisory power over any licensed institutions involved in a transaction. Accordingly, we devote significant time and resources to our compliance efforts and to engaging with such regulators in connection with our transfers of mortgage servicing, and we expect to continue to do so. If we fail to comply with regulations relating to servicing transfers in connection with dispositions of MSRs, we could be subject to adverse regulatory actions, which could materially and adversely affect our business.
We rely on an experienced senior management team, including our President and Chief Executive Officer, and the loss of the services of one or more of our senior officers could have a material adverse effect on us.
We do not have employment agreements with, or maintain key man life insurance relating to, our President and Chief Executive Officer, Ronald M. Faris, or any of our other executive officers. The loss of the services of Mr. Faris or any of our other senior officers could have a material adverse effect on us. We could also be harmed by legal actions brought by former senior officers after they have ceased employment with Ocwen.
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
Ocwen is a party in certain of these actions, is the servicer for certain securitizations involved in other such actions and is the servicer for other securitizations as to which actions have been threatened by certificate holders. We intend to vigorously defend ourselves in the lawsuits to which we have been named a party. Should Ocwen be made a party to other similar actions or should Ocwen be asked to indemnify any parties to such actions, we may need to defend allegations that we failed to service loans in accordance with applicable agreements and that such failures prejudiced the rights of repurchase claimants against loan sellers or otherwise diminished the value of the trust collateral. We believe that any such allegations would be without merit and, if necessary, would vigorously defend against them. At this time, we are unable to predict the ultimate outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential impact they may have on us or our operations. If, however, we were required to compensate claimants for losses related to the alleged loan servicing breaches, then our business, liquidity, financial condition and results of operations could be adversely affected.
In addition, a number of RMBS trustees have received notices of default alleging material failures by servicers to comply with applicable servicing agreements. For example, in January 2015, certain investors claiming to hold at least 25% ownership interest in 119 RMBS trusts serviced by Ocwen have submitted to the respective trustees of those trusts a Notice of Non-Performance, alleging that we have materially breached our obligations under the servicing agreements in those trusts. The Notice further alleged that our conduct, if not timely cured, would give rise to events of default under the applicable servicing agreements, on the basis of which we could potentially be terminated as servicer for the 119 Trusts. Ocwen denies the allegations in the Notice and intends to continue vigorously rebutting them. Since the Notice was issued, Ocwen has been directed by the trustee for two of the trusts to transfer its servicing to another loan servicing company based on ratings downgrades. There is a risk that Ocwen could be replaced as servicer on the remaining trusts at issue in the Notice, that the trustees could take legal action on behalf of the trust certificateholders, or, under certain circumstances, that the investors who issued the Notice could seek to press their allegations against Ocwen, independent of the trustees. We are unable at this time to predict what, if any, actions the trustees will take in response to the Notice, nor can we predict at this time the potential loss or range of loss, if any, associated with the resolution of the Notice or the potential impact on our operations. If Ocwen were to be terminated as servicer, or other related legal actions were pursued against Ocwen, it could have an adverse effect on Ocwen’s business, financing activities, financial condition and results of operations.
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
Approximately 6,300, or 65%, of our employees as of December 31, 2016 are located in India. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. For example, changes in regulatory requirements could require us to curtail our use of lower-cost operations in India to service our businesses. If we had to curtail or cease our operations in India and transfer some or all of these operations to another geographic area, we could incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.
We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent in India. Unless we are able to continue to enhance the efficiency and productivity of our employees, wage increases in the long term may negatively impact our financial performance.
Political activity or other changes in the political or economic stability in India could affect our ability to operate our business effectively. For example, political protests in a city where we have Indian operations disrupted our Indian operations for a number of days during 2016. While this particular instance was resolved without any material consequences, any such future activity could adversely affect our business or operations.
Our operations in the Philippines are less substantial than our operations in India. However, they are still at risk of being affected by the same types of risks that affect our Indian operations. If they were to be so affected, our business could be materially and adversely affected.

There are a number of foreign laws and regulations that are applicable to our operations in India and the Philippines, including laws and regulations that govern licensing, employment, safety, taxes and insurance and laws and regulations that govern the creation, continuation and winding up of companies as well as the relationships between shareholders, our corporate entities, the public and the government in these countries. Non-compliance with the laws and regulations of India or the Philippines could result in (i) restrictions on our operations in these counties, (ii) fines, penalties or sanctions or (iii) reputational damage.
The industry in which we operate is concentrated and highly competitive, and, to the extent we fail to meet these competitive challenges, it would have a material adverse effect on our business, financial position, results of operations or cash flows.
We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory or technological changes. Competition to service mortgage loans and for mortgage loan originations comes primarily from commercial banks and savings institutions and non-bank lenders and mortgage servicers. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources, and typically have access to greater financial resources and lower funding costs. All of these factors place us at a competitive disadvantage. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of revenue generating options (e.g., originating types of loans that we choose not to originate) and establish more favorable relationships than we can. With the proliferation of smartphones and technological changes enabling improved payment systems and cheaper data storage, newer market participants, often called “disruptors,” are reinventing aspects of the financial industry and capturing profit pools previously enjoyed by existing market participants. As a result, the lending industry could become even more competitive if new market participants are successful in capturing market share from existing market participants such as ourselves. Competition to service residential loans may result in lower margins. Because of the relatively limited number of servicing clients, our failure to meet the expectations of any significant client could materially impact our business. Ocwen has suffered reputational damage as a result of our regulatory settlements and the associated scrutiny of our business. We believe this may have weakened our competitive position against both our bank and non-bank mortgage servicing competitors. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition or results of operations.
We originate and securitize reverse mortgages, which subjects us to risks that could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.
We originate, securitize and service reverse mortgages although we have retained a third party to subservice the reverse mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. Generally, a reverse mortgage is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until the borrower dies, moves out of the home or the home is sold. A decline in the demand for reverse mortgages may reduce the number of reverse mortgages we originate and adversely affect our ability to sell reverse mortgages in the secondary market. Although foreclosures involving reverse mortgages generally occur less frequently than forward mortgages, loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to maintain their property or fail to pay taxes or home insurance premiums. A general increase in foreclosure rates may adversely impact how reverse mortgage~~s~~ are perceived by potential customers and thus reduce demand for reverse mortgages. Additionally, we could become subject to negative headline risk in the event that loan defaults on reverse mortgages lead to foreclosures or evictions of the elderly. Finally, the HUD HECM reverse mortgage program has received scrutiny for failing to afford the surviving spouse of the deceased borrower an opportunity to remain in the home following death of the borrower, if the surviving spouse is not a party to the note or mortgage. HUD recently implemented new rules which permit the surviving spouse to remain in the home under certain circumstances, and which allow the lender to assign the due-and-payable loan to HUD. While, to date, such claims have primarily been directed at HUD and not against lenders such as Ocwen, claims could be made against us and the attention could nonetheless create negative headline risk for us or for the demand for reverse mortgages generally. All of the above factors could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.
Reinsuring risk through our captive reinsurance entity could adversely impact our results of operation and financial condition.
We recently formed a wholly-owned captive reinsurance entity, CR Limited (CRL), and signed a quota share re-insurance agreement with a third-party insurer related to coverage on foreclosed real estate properties serviced by us. In order to comply with certain state insurance regulatory requirements, cash and cash equivalents must be held by CRL as capital investments and dividends are restricted, as certain amounts must be retained to satisfy actual and potential claims. Notwithstanding CRL’s catastrophic reinsurance coverage, the occurrence of losses from a severe catastrophe or series of catastrophes, particularly in areas where a significant portion of the properties securing the mortgage loans that we service are located, could result in claims that substantially exceed CRL’s expectations, which could adversely impact our results of operation and financial condition.

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
Reputational risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending, loan servicing, debt collection practices and corporate governance as well as from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not. Negative public opinion can adversely affect our ability to attract and retain customers, counterparties and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputational risk in dealing with our customers and communities, this risk will always be present in our organization.
A significant portion of our business is in the states of California, Florida, Texas, New York and Illinois, and our business may be significantly harmed by a slowdown in the economy or the occurrence of a natural disaster in those states.
A significant portion of the mortgage loans that we service and originate are secured by properties in California, Florida, Texas, New York and Illinois. Any adverse economic conditions in these markets, including a downturn in real estate values, will likely increase our obligations to advance delinquent principal and interest and to make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent that we determine that such amounts are recoverable. We could also be adversely affected by business disruptions triggered by natural disasters or acts or war or terrorism in these geographic areas.
Changes in market conditions, interest rates or the values of used cars could adversely impact our ACS business.
To the extent we believe it will produce appropriate returns, we intend to use a portion of the cash generated by our servicing business to grow our ACS business. ACS provides short-term inventory-secured loans to independent used car dealers to finance their inventory. To be successful, we believe that our ACS business will need to grow rapidly and achieve substantial scale without average losses on loans to dealers exceeding low single digit percentages. In order to help achieve growth objectives, ACS intends to fund a majority of its finance receivables using a revolving securitization facility provided initially by two large global financial institutions. Volatility, rising interest rates or market disruptions in the credit, lending or asset-backed securities markets could materially and adversely impact ACS’s cost of financing related to, or its ability to arrange financing on acceptable terms through, this or other securitization facilities, which could negatively affect ACS’s business and results of operations.
Rising interest rates may have the effect of depressing sales of used cars because many consumers finance their vehicle purchases. In addition, a substantial and sustained reduction in used car prices could result in an increase in loan losses at ACS due to decreases in value of the collateral supporting our loans, which could negatively affect ACS’s business, financial condition and results of operations.
Our earnings may be subject to volatility.
Our operating results have been and may in the future be significantly affected by inter-period variations in our results of operations, including variations due to expense fluctuations, sales or acquisitions of MSRs or changes in the value of MSRs due to, among other factors, increases or decreases in prepayment speeds, delinquencies or defaults.
Certain non-recurring gains and losses have significantly affected our operating results in the past, and non-recurring gains and losses may affect our operating results in future periods, resulting in substantial inter-period variations in financial performance. For example, we recognized significant gains from our sales of Agency MSRs during 2015 while similar gains in 2016 were much less significant.

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
As a result of acquisitions, dispositions and our ongoing and potential future business activities, the number and complexity of estimates we use in determining fair value has increased. At December 31, 2016, 62% and 56% of our consolidated total assets and liabilities are measured at fair value, respectively, on a recurring and nonrecurring basis, 94% and 100% of which are considered Level 3 valuations. Our largest Level 3 asset and liability carried at fair value on a recurring basis is Loans held for investment - reverse mortgages and the related secured financing. We pool home equity conversion mortgages (reverse mortgages) into Ginnie Mae Home Equity Conversion Mortgage-Backed Securities (HMBS). Because the transfers of reverse mortgages do not qualify for sale accounting, we account for these transfers as secured financings and classify the transferred reverse mortgages as Loans held for investment - reverse mortgages and recognize the related Financing liabilities. Holders of HMBS have no recourse against our assets, except for standard representations and warranties and our contractual obligations to service the reverse mortgages and HMBS.
We estimate the fair value of our assets and liabilities utilizing assumptions that we believe are appropriate and are used by market participants. The methodology used to estimate these values is complex and uses asset- and liability-specific data and market inputs for assumptions including interest and discount rates, collateral status and expected future performance and liquidity dates. If these assumptions prove to be inaccurate, if market conditions change or if errors are found in our models, the value of certain of our assets may decrease, which could adversely affect our business, financial condition and results of operations, including through negative impacts on our ability to satisfy minimum net worth and liquidity covenants.
Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. If prepayment speeds increase more than estimated, delinquency and default levels are higher than anticipated or financial market illiquidity is greater than anticipated, we may be required to adjust the value of certain assets, which could adversely affect our business, financial condition and results of operations.
Our hedging strategies may not be successful in mitigating our exposure to interest rate risk.
As of December 31, 2016, we had no interest rate swaps in place to hedge our exposure to variable interest rates under our match funded advance financing facilities, but we have interest rate caps in place that limits our exposure to increases in interest rates on our three facilities. In the event that we acquire additional servicing or subservicing rights in the future, there is no assurance that we will be able to obtain the fixed rate financing that would be necessary to protect us from the effect of rising interest rates. Therefore, we may consider utilizing various derivative financial instruments to protect against the effects of rising rates. In addition, we may use interest rate swaps, U.S. Treasury futures, forward contracts and other derivative instruments to hedge our interest rate exposure on loans and MSRs measured at fair value. We currently have no economic hedge positions open to hedge our fair value MSRs. We have entered into forward mortgage backed securities trades to hedge our mortgage loans held for sale at fair value and to hedge interest rate lock commitments (IRLCs) on loans that we have agreed to originate at a specified fixed or variable rate.
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
We are exposed to liquidity risk primarily because of the highly variable daily cash requirements to support our servicing business including the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. We are also exposed to liquidity risk by our need to originate and finance mortgage loans and sell mortgage loans into the secondary market. In general, we finance our operations through operating cash flows and various other sources of funding, including match funded borrowing agreements, secured lines of credit and repurchase agreements. We believe that we will have adequate financing for the next twelve months.
We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or on different bases, than our interest earning assets or when financed assets are not interest-bearing. Our servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At December 31, 2016, we had total advances and match funded advances of $1.7 billion. We are also exposed to interest rate risk because a portion of our advance financing and other outstanding debt at December 31, 2016 is variable rate. Rising interest rates may increase our interest expense. Earnings on float balances partially offset this variability. At December 31, 2016, we had no interest rate swaps in place to hedge our exposure to rising interest rates, but we have interest rate caps in place as required by certain of our advance financing arrangements.
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
We may in the future look for opportunities to grow our business through acquisitions of businesses and assets. The performance of the businesses and assets we acquire through acquisitions may not match the historical performance of our other assets. Nor can we assure you that the businesses and assets we may acquire will perform at levels meeting our expectations. We may find that we overpaid for the acquired business or assets or that the economic conditions underlying our acquisition decision have changed. For example, in 2014, we recognized an impairment loss of the full carrying value of goodwill totaling $420.2 million, which was primarily associated with certain large acquisitions in prior years. It may also take several quarters or longer for us to fully integrate newly acquired business and assets into our business, during which period our results of operations and financial condition may be negatively affected. Further, certain one-time expenses associated with such acquisitions may have a negative impact on our results of operations and financial condition. We cannot assure you that acquisitions will not adversely affect our results of operations and financial condition.
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
The timing of closing of our acquisitions is often uncertain. We have in the past and may in the future experience delays in closing our acquisitions, or certain tranches of them. For example, we and the applicable seller are often required to obtain certain contractual and regulatory consents as a prerequisite to closing, such as the consents of Fannie Mae or Freddie Mac, the FHFA and trustees to RMBS securitization trusts. Accordingly, even if we and the applicable seller are efficient and proactive, the actions of third parties can impact the timing under which such consents are obtained. We and the applicable seller may not be able to obtain all of the required consents, which may mean that we are unable to acquire all of the assets that we wish to acquire. Regulators may have questions relating to aspects of our acquisitions and we may be required to devote time and resources responding to those questions. It is also possible that we will expend considerable resources in the pursuit of an acquisition that, ultimately, either does not close or is terminated. Our regulatory settlements have significantly impacted our ability to grow our servicing portfolio through acquisitions because we agreed to restrictions in our consent orders with the NY DFS and CA DBO that effectively prohibited future acquisitions of servicing. The CA DBO restrictions have now been lifted. However, we are still subject to restrictions under the NY DFS consent order.
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
OMS is incorporated and headquartered in the USVI. The USVI has an Economic Development Commission (EDC) that provides benefits (EDC Benefits) to certain qualified businesses that enable us to avail ourselves of significant tax benefits for a 30-year period. OMS received its certificate to operate as a company qualified for EDC Benefits as of October 1, 2012. It is possible that we may not be able to retain our qualifications for the EDC Benefits, or that changes in U.S. federal, state, local, territorial or USVI taxation statutes or applicable regulations may cause a reduction in or an elimination of the EDC Benefits, all of which could result in a significant increase to our tax expense, and, therefore, adversely affect our financial condition and results of operations. Additionally, if the USVI were to undergo a financial restructuring, it is possible that the EDC Benefits could be adversely impacted as a part of any such restructuring.
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

Risks Relating to Ownership of Our Common Stock
Our common stock price experiences substantial volatility and has dropped significantly on a number of occasions in recent periods, which may affect your ability to sell our common stock at an advantageous price.
The market price of our shares of common stock has been and may continue to be volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated during 2016 between $1.50 per share and $7.36 per share and the closing stock price on February 17, 2017 was $5.24 per share. Therefore, the volatility and recent decline in our stock price may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to factors both within and outside our control, including regulatory action, acquisitions, dispositions or other material public announcements or speculative trading in our stock (e.g., traders “shorting” our common stock), as well as a variety of other factors including those set forth under “Risk Factors” and “Forward-Looking Statements.”
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
Based on SEC filings, certain shareholders, such as our former Executive Chairman, William C. Erbey, and D. John Devaney, own or control significant amounts of our common stock. Mr. Erbey retired as an officer and director of Ocwen effective as of January 16, 2015 and, following his retirement, has no directorial, management, oversight, consulting, or any other role at Ocwen. However, Mr. Erbey and our other large shareholders will each have the ability to vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders. As a result, these shareholders could influence matters requiring shareholder approval, including the amendment of our articles of incorporation, the approval of mergers or similar transactions and the election of directors.
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
Future offerings of debt securities, which would be senior to our common stock in liquidation, or equity securities, which would dilute our existing stockholders’ interests and may be senior to our common stock in liquidation or for the purposes of distributions, may harm the market price of our securities.
We will continue to seek to access the capital markets from time to time and may make additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred stock or common stock. We are not precluded by the terms of our charter from issuing additional indebtedness. Accordingly, we could become more highly leveraged, resulting in an increase in debt service obligations that could harm our ability to make expected distributions to stockholders and in an increased risk of default on our obligations. If we were to liquidate, holders of our debt and lenders with respect to other borrowings would receive a distribution of our available assets before the holders of our common stock. Additional equity offerings by us may dilute our existing stockholders’ interest in us or reduce the market price of our existing securities. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, conditions could require that we accept less favorable terms for the issuance of our securities in the future. Thus, our existing stockholders will bear the risk of our future offerings reducing the market price of our securities and diluting their ownership interest in us.

Because of certain provisions in our organizational documents and regulatory restrictions, takeovers may be more difficult, possibly preventing you from obtaining an optimal share price.
Our amended and restated articles of incorporation provide that the total number of shares of all classes of capital stock that we have authority to issue is 220 million, of which 200 million are common shares and 20 million are preferred shares. Our Board of Directors has the authority, without a vote of the shareholders, to establish the preferences and rights of any preferred or other class or series of shares to be issued and to issue such shares. The issuance of preferred shares could delay or prevent a change in control. Since our Board of Directors has the power to establish the preferences and rights of the preferred shares without a shareholder vote, our Board of Directors may give the holders of preferred shares preferences, powers and rights, including voting rights, senior to the rights of holders of our common shares. In addition, certain regulators require information reporting from significant shareholders of mortgage servicers and could, as a practical matter, delay or prevent a change in control based on their view of the impact of any such transaction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth information relating to our principal facilities at December 31, 2016:

Location	Owned/Leased	Square Footage
Principal executive offices:
West Palm Beach, Florida	Leased	51,546
St. Croix, U.S. Virgin Islands	Leased	4,400

Document storage and imaging facility:
West Palm Beach, Florida	Leased	51,931

Business operations and support offices
U.S. facilities:
Waterloo, Iowa (1)(2)	Owned	154,980
Addison, Texas (3)	Leased	137,992
Fort Washington, Pennsylvania (1)	Leased	77,026
Lewisville, Texas (4)	Leased	78,413
McDonough, Georgia (5)	Leased	62,000
Rancho Cordova, California (6)	Leased	53,107
Houston, Texas (1)	Leased	36,382
Westborough, Massachusetts (6)	Leased	18,158

Offshore facilities (1):
Mumbai, India	Leased	155,368
Bangalore, India	Leased	153,570
Pune, India	Leased	110,623
Manila, Philippines	Leased	39,006

(1)	Primarily supports Servicing operations.

(2)
We ceased using approximately one-half of our facility in Waterloo, Iowa following a reduction in workforce during 2015. We acquired this facility in connection with our acquisition of Residential Capital, LLC (ResCap) in 2013.

(3)
We assumed this lease in connection with our acquisition of Homeward in 2012. We ceased using the facility in 2013 and subleased a portion of the space until August 2015. In 2016, the lease of our facility in Coppell, Texas expired and we relocated employees to the Addison, Texas facility.

(4)	We ceased using this facility in 2015.

(5)	We ceased using this facility in 2012 and subleased a portion of the space.

(6)	Primarily supports Lending operations.
In addition to the facilities listed in the table above, we also lease other small facilities in Orlando, Florida; Mount Laurel, New Jersey; Irvine, California; Glendale, California; Scottsdale, Arizona; St. Croix, U.S. Virgin Islands and Atlanta, Georgia.

ITEM 3.	LEGAL PROCEEDINGS
See Note 26 — Contingencies to the Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Our Common Stock
The common stock of Ocwen Financial Corporation is traded under the symbol “OCN” on the New York Stock Exchange (NYSE). The following table sets forth the high and low sales prices for our common stock:

	High	Low
2016
First quarter	$7.47	$2.05
Second quarter	2.92	1.44
Third quarter	3.75	1.29
Fourth quarter	6.15	3.48

2015
First quarter	$15.40	$5.66
Second quarter	11.29	7.27
Third quarter	11.82	6.41
Fourth quarter	8.34	5.76
The closing sales price of our common stock on February 17, 2017 was $5.24.
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

The following graph compares the cumulative total return on the common stock of Ocwen Financial Corporation since December 31, 2011, with the cumulative total return on the stocks included in Standard & Poor’s 500 Market Index and Standard & Poor’s Diversified Financials Market Index.
Total Return Performance

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Ocwen Financial Corporation	100.00	238.88	382.94	104.28	48.14	37.22
S&P 500	100.00	113.41	146.98	161.11	162.53	178.02
S&P 500 Diversified Financials	100.00	138.88	193.61	222.97	200.09	237.76

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

Purchases of Equity Securities by the Issuer and Affiliates
On October 31, 2013, we announced that our board of directors had authorized a share repurchase program for an aggregate of up to $500.0 million of our issued and outstanding shares of common stock. This share repurchase program expired on July 31, 2016. During 2016, we completed the repurchase of 991,985 shares of common stock during (all during the first quarter) for a total purchase price of $5.9 million. From inception of this program through expiration, we completed the repurchase of 13,163,793 shares for an aggregate purchase price of $380.3 million.
Number of Holders of Common Stock
On February 17, 2017, 123,988,160 shares of our common stock were outstanding and held by approximately 66 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to the information contained under the caption “Equity Compensation Plan Information” in our definitive Proxy Statement with respect to our 2017 Annual Meeting, which we intend to file with the SEC no later than April 30, 2017.

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

	December 31,
	2016	2015	2014	2013 (1) (2)	2012 (1) (2)
Selected Balance Sheet Data
Total Assets (3)	$7,655,663	$7,380,308	$8,243,662	$7,905,333	$5,676,660
Loans held for sale	$314,006	$414,046	$488,612	$566,660	$509,346
Loans held for investment - Reverse mortgages	3,565,716	2,488,253	1,550,141	618,018	—
Advances and match funded advances	1,709,846	2,151,066	3,303,356	3,443,215	3,233,707
Mortgage servicing rights	1,042,978	1,138,569	1,913,992	2,069,381	764,150
Goodwill (4)	—	—	—	420,201	416,176

Total Liabilities (3)	$7,000,380	$6,525,670	$7,202,497	$6,032,381	$3,911,866
Match funded liabilities	$1,280,997	$1,584,049	$2,090,247	$2,364,814	$2,532,745
Financing liabilities	4,012,812	3,089,255	2,258,641	1,266,973	306,308
Long-term other borrowings	718,373	734,763	1,611,531	1,288,740	18,466

Mezzanine equity (5)	$—	$—	$—	$60,361	$153,372

Total equity (6)	$655,283	$854,638	$1,041,165	$1,812,591	$1,611,422

Residential Loans and Real Estate Serviced or Subserviced for Others
Count	1,393,766	1,624,762	2,486,038	2,861,918	1,219,956
UPB	$209,092,130	$250,966,112	$398,727,727	$464,651,332	$203,665,716

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Operations Data
Revenue:
Servicing and subservicing fees	$1,186,620	$1,531,797	$1,894,175	$1,823,559	$804,407
Gain (loss) on loans held for sale	90,391	134,969	134,297	121,694	215
Other	110,152	74,332	82,853	93,020	40,581
Total revenue	1,387,163	1,741,098	2,111,325	2,038,273	845,203

Expenses (4)	1,223,254	1,478,184	2,035,208	1,301,294	363,907

Other income (expense):
Interest expense	(412,583)	(482,373)	(541,757)	(395,586)	(223,455)
Gain on sale of mortgage servicing rights, net (7)	8,492	83,921	—	—	—
Other, net	33,821	5,677	22,481	11,086	(333)
Other expense, net	(370,270)	(392,775)	(519,276)	(384,500)	(223,788)

Income (loss) before income taxes	(206,361)	(129,861)	(443,159)	352,479	257,508
Income tax expense (benefit) (8)	(6,986)	116,851	26,396	42,061	76,585
Net income (loss)	(199,375)	(246,712)	(469,555)	310,418	180,923
Net income attributable to non-controlling interests	(387)	(305)	(245)	—	—
Net income (loss) attributable to Ocwen stockholders	(199,762)	(247,017)	(469,800)	310,418	180,923
Preferred stock dividends (5)	—	—	(1,163)	(5,031)	(85)
Deemed dividend related to beneficial conversion feature of preferred stock (5)	—	—	(1,639)	(6,989)	(60)
Net income (loss) attributable to Ocwen common stockholders	$(199,762)	$(247,017)	$(472,602)	$298,398	$180,778

Basic earnings (loss) per share attributable to Ocwen common stockholders
Basic	$(1.61)	$(1.97)	$(3.60)	$2.20	$1.35
Diluted	$(1.61)	$(1.97)	$(3.60)	$2.13	$1.31

Weighted average common shares outstanding
Basic	123,990,700	125,315,899	131,362,284	135,678,088	133,912,643
Diluted (9)	123,990,700	125,315,899	131,362,284	139,800,506	138,521,279

(1)
Includes the effects of significant business acquisitions, including ResCap (February 2013) and Homeward (December 2012). These transactions primarily involved the acquisition of residential MSRs and related servicing advances. The operating results of the acquired businesses have been included in our results since their respective acquisition dates. In addition, we acquired Liberty’s reverse mortgage origination platform in April 2013.

(2)
During 2013 and 2012, Ocwen completed sales of Rights to MSRs together with the related servicing advances. We accounted for the sales of Rights to MSRs as secured financings. As a result, the MSRs were not derecognized, and a liability was established equal to the sales price. The sales of advances in connection with sales of Rights to MSRs met the requirements for sale accounting and the advances were derecognized at the time of the sale. Match funded liabilities were reduced in connection with these sales. See Note 3 — Sales of Advances and MSRs to the Consolidated Financial Statements for additional information.

(3)
As a result of our retrospective adoption on January 1, 2016 of FASB Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, unamortized debt issuance costs that are not related to revolving line-of-credit arrangements have been reclassified from Total Assets to Total Liabilities in the amount of $24.5 million, $23.6 million, $21.7 million and $9.3 million at December 31, 2015, 2014, 2013 and 2012, respectively.

(4)
We recognized a goodwill impairment loss of $420.2 million in 2014, representing the entire carrying value of goodwill in our Servicing and Lending segments. See Note 11 — Goodwill to the Consolidated Financial Statements for additional information.

(5)
We issued 162,000 shares of Series A Perpetual Convertible Preferred Stock in December 2012 as partial consideration for the acquisition of Homeward. On September 23, 2013, 100,000 of the preferred shares were converted to 3,145,640 shares of Ocwen common stock, which we subsequently repurchased for $157.9 million. On July 14, 2014, the remaining 62,000 preferred shares were converted into 1,950,296 shares of common stock, which we subsequently repurchased for $72.3 million. See Note 15 — Equity to the Consolidated Financial Statements for additional information.

(6)
Prior to its expiration on July 31, 2016, we completed the repurchase of 991,985 shares, 625,705 shares, 10,420,396 shares and 1,125,707 shares under a common stock repurchase program announced in 2013 for a total purchase price of $5.9 million, $4.1 million, $310.2 million and $60.0 million during 2016, 2015, 2014 and 2013, respectively. On March 28, 2012, we issued 4,635,159 shares of common stock upon redemption and conversion of the remaining balance of our 3.25% convertible notes that were due in 2024.

(7)	During 2016 and 2015, we sold certain of our MSRs relating to loans with a UPB of $3.7 billion (Agency and non-Agency) and $87.6 billion (Agency), respectively.

(8)
Income tax expense for 2015 includes a $97.1 million provision to establish valuation allowances in connection with deferred tax assets in our U.S. and USVI tax jurisdictions. See Note 19 — Income Taxes to the Consolidated Financial Statements for additional information.

(9)
We computed the effect of preferred stock and convertible notes on diluted earnings per share using the if-converted method. However, we assumed no conversion of the Series A Perpetual Convertible Preferred Stock into common stock for 2013 or 2012 because the effect was anti-dilutive. For 2016, 2015 and 2014, we have excluded the effect of all dilutive or potentially dilutive shares from the computation of diluted earnings per share because of the anti-dilutive effect of our reported net loss.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, unless otherwise indicated)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Form 10-K, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such risks and uncertainties. You should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. You should consider all uncertainties and risks discussed or referenced in this report, including those under “Forward-Looking Statements” and Item 1A, Risk Factors, as well as those discussed in any subsequent SEC filings.
OVERVIEW
We are a financial services company that services and originates loans.
As discussed in further detail under “Operations Summary” and “Segment Results of Operations” below, the key driver of our 2016 operating results as compared to 2015, was a decrease in servicing revenue driven largely by the execution of our strategy in 2015 to sell certain of our Agency MSRs and normal portfolio runoff that was not accompanied by a corresponding decrease in expenses. In the second half of 2016, we made significant progress in our efforts to improve financial results, and in the third quarter, we were profitable.
In order for us to be profitable over the long term, we will need to continue to reduce our expenses so that they are more appropriately aligned with our declining revenue profile. Pursuant to the cost improvement initiative that we announced in 2015, we remain focused on continuing to reduce our servicing costs in line with our reduced residential servicing portfolio through productivity improvements and other expense reductions. Initiatives include further rationalization of our U.S. based headcount, where we expect further reductions as we shift activities to our lower cost off-shore locations, continuing reductions in servicing advance and receivable charge-offs as we simplify our operations and implement process improvements, continuing reductions in our reliance on third-party service providers for facilities management, technology infrastructure management and support services and continuing optimization of our purchased services spend. Rightsizing our servicing operations lags the reductions in our servicing portfolio as workforce and servicing operations adjustments require time to implement properly. In addition, we take our commitments to enhancing the borrower experience, strengthening our risk and compliance infrastructure and delivering strong loss mitigation results very seriously and, accordingly, we continue to make appropriate investments in those important areas even as we work to optimize our cost structure.

We are primarily seeking to increase our revenue through growing our residential mortgage lending and ACS businesses. To do so, we are reinvesting cash flows generated by our servicing business in these asset-generating businesses. We are investing in processes and technology in our forward lending business to build competitive advantages, and we believe the reverse mortgage business has the potential for modest growth. We believe that our ACS business has the potential to provide significant long-term profit growth to Ocwen and, accordingly, we are investing in this business in order to fuel its growth. ACS is currently not profitable. We will continue to evaluate new adjacent market opportunities that are consistent with our strategic goals where we believe we can capture competitive advantages and achieve attractive returns for our shareholders. These would include sustainable new opportunities that align with long-term macro trends; opportunities that can contribute meaningfully to our long-term growth and return on equity; and, generally, businesses where we feel we can capture and maintain a long-term competitive advantage (e.g., advantages related to operating efficiencies, our cost of capital or our tax structure).
Our business continues to be impacted by our recent regulatory settlements and the current regulatory environment. We have faced, and expect to continue to face, heightened regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. We continue to work diligently to assess the implications of the regulatory environment in which we operate and to meet the requirements of the current environment. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our business, operating results and financial condition have been significantly impacted in recent periods by fees and settlements related to litigation and regulatory matters, including the costs of monitoring firms under our regulatory settlements. To the extent we are unable to avoid, mitigate or offset similar expenses in future periods, our business, operating results and financial condition will continue to be adversely affected, even if we are successful in our ongoing efforts to optimize our cost structure and grow our revenue through investment in our lending business and new business ventures such as ACS.
Our recent regulatory settlements have significantly limited our ability to grow our servicing portfolio, which naturally decreases over time through portfolio runoff. If we are successful in removing regulatory restrictions on acquisitions of servicing, we would consider acquiring servicing if we view the purchase price and other terms to be attractive. We would also need to determine that such acquisitions were an appropriate use of our available capital at such time. Generally, we would benefit from economies of scale if we were able to increase the size of our servicing portfolio.
Finally, our servicing revenues in recent years have benefited significantly from our participation in the Federal Government’s HAMP loan modification program. HAMP expired on December 31, 2016, although borrowers, who have requested assistance or to whom an offer of assistance has been extended as of that date, will have until September 30, 2017 to finalize their modification. Accordingly, even though we will continue to receive certain trailing fees, such as HAMP success fees to the extent that a borrower remains current in any agreed upon loan modification, we anticipate that our servicing revenues will be significantly and adversely affected by the expiration of the HAMP program. HAMP fees accounted for $110.3 million, or 9% of total servicing segment revenues in 2016, and $135.0 million, or 8% of total servicing segment revenues in 2015.
Operations Summary
Our consolidated operating results for the past three years have been significantly impacted by sales of MSRs in 2015 and 2016, significant servicing portfolio and platform acquisitions in 2012 and 2013 and subsequent integrations, goodwill impairment in 2014 and various regulatory settlement and monitoring costs.

The following table presents summarized consolidated operating results for the years ended December 31:

				% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Consolidated:
Revenue:
Servicing and subservicing fees	$1,186,620	$1,531,797	$1,894,175	(23)%	(19)%
Gain on loans held for sale, net	90,391	134,969	134,297	(33)	1
Other	110,152	74,332	82,853	48	(10)
Total revenue	1,387,163	1,741,098	2,111,325	(20)	(18)

Expenses	1,223,254	1,478,184	2,035,208	(17)	(27)

Other income (expense):
Interest expense	(412,583)	(482,373)	(541,757)	(14)	(11)
Gain on sale of mortgage servicing rights, net	8,492	83,921	—	—	n/m
Other	33,821	5,677	22,481	496	(75)
Other expense, net	(370,270)	(392,775)	(519,276)	(6)	(24)

Loss before income taxes	(206,361)	(129,861)	(443,159)	59	(71)
Income tax expense (benefit)	(6,986)	116,851	26,396	(106)	343
Net loss	(199,375)	(246,712)	(469,555)	(19)	(47)
Net income attributable to non-controlling interests	(387)	(305)	(245)	27	24
Net loss attributable to Ocwen stockholders	(199,762)	(247,017)	(469,800)	(19)	(47)
Preferred stock dividends	—	—	(1,163)	n/m	(100)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	(1,639)	n/m	(100)
Net loss attributable to Ocwen common stockholders	$(199,762)	$(247,017)	$(472,602)	(19)	(48)

Segment income (loss) before taxes:
Servicing	$(6,493)	$15,876	$(174,090)	(141)%	(109)%
Lending	9,988	33,965	(26,842)	(71)	(227)
Corporate Items and Other	(209,856)	(179,702)	(242,227)	17	(26)
	$(206,361)	$(129,861)	$(443,159)	59	(71)
n/m: not meaningful

Year Ended December 31, 2016 versus 2015
Servicing and subservicing fees for 2016 were $345.2 million, or 23%, lower than 2015, primarily due to sales of MSRs in 2015, portfolio runoff and lower modification volume. During 2016, we recognized net gains of $8.5 million in Other income on the sale of MSRs relating to loans with a UPB of $3.7 billion as compared to $83.9 million in net gains on the sale of MSRs in 2015 relating to loans with a UPB of $87.6 billion.
Gains on loans held for sale for 2016 declined $44.6 million, or 33%, as compared to 2015. Gains on loans held for sale from our lending operations decreased $21.7 million, primarily as a result of origination volume declines in our higher margin forward lending retail channel, due in part to our sales of MSRs, which reduced recapture (our ability to convert borrowers in our current servicing portfolio into newly originated loans), and generally lower margins in our forward correspondent and wholesale lending channels. This was partially offset by higher volume in the forward lending wholesale channel. In our servicing business, gains on sales of loans decreased by $23.2 million.

Expenses were $254.9 million, or 17%, lower in 2016 as compared to 2015. Excluding MSR amortization and valuation adjustments and monitor expenses, expenses for 2016 were $196.1 million, or 16%, lower than the prior year. This decline reflects our progress implementing cost improvement initiatives. Compensation and benefits expense declined $33.7 million, or 8%, in 2016 as average headcount declined by 9%, including an 11% reduction in U.S.-based headcount. The decline in headcount occurred principally in our Servicing business where headcount declined by 14%, including a 28% reduction in the U.S. Technology and communications expense declined $44.4 million, or 29%, primarily as a consequence of our decision to reduce our dependence on third-party service providers and bring a greater proportion of our technology services in-house. The decline in Technology and communications expense was offset in large part by an increase in technology-related Compensation and benefits expense. Occupancy and equipment expense declined by $32.7 million, or 29%, largely because of the effect of the decline in the size of the servicing portfolio on various expenses, including postage and other delivery services, and the effect of the declines in headcount. Professional services expense, excluding monitor expenses, was $2.6 million, or 1%, lower in 2016 as compared to 2015. Professional services expense for 2016 includes $68.1 million of charges in connection with legal and regulatory matters. Monitor expenses increased $31.8 million, or 64%, primarily as a result of costs related to the CA Auditor, whose appointment has now been terminated. Monitor expenses have declined over the course of 2016 from a peak of $30.0 million in the first quarter to $8.5 million in the fourth quarter. Professional services expense for 2015 included $25.1 million of financial and legal advisory fees incurred in connection with evaluating adjustments to our capital structure and exploring other strategic options. Other expenses declined largely due to a $12.2 million decline in bank charges as a result of negotiating lower fees and higher deposit rates and because 2015 included $18.4 million of costs to maintain and exit the legacy ResCap servicing platform.
MSR amortization and valuation adjustments (including both fair value adjustments and impairment charges), decreased $90.7 million, or 42%, in 2016 as compared to 2015, principally due to a decrease in impairment charges related to our government insured MSRs and the effects of portfolio runoff and MSR sales.
Interest expense for 2016 declined $69.8 million, or 14%, as compared to 2015 primarily due to declines in the value of the NRZ financing liability, principally as a result of runoff of the NRZ servicing portfolio, and to lower Senior Secured Term Loan (SSTL) borrowings as a result of principal prepayments, including both voluntary and required prepayments from proceeds of sales of MSRs.
Other income (Other) for 2016 includes $14.8 million received in connection with the execution of clean-up call rights related to five small-balance commercial mortgage securitization trusts. This income relates to the value of the underlying collateral held by the trusts, including amounts on deposit in spread accounts (cash collateral). We also recognized a loss of $2.8 million on the sale of the commercial loans purchased as part of the transaction, which we reported in Gain on loans held for sale, net. See Note 8 — Mortgage Servicing to the Consolidated Financial Statements for additional information. In 2015, as a result of MSR sales, we accelerated the recognition of $6.0 million of deferred losses in Other income on a swap that had been designated for accounting purposes as a hedge of the purchase price of an MSR acquisition.
Although we incurred a pre-tax loss of $206.4 million for year ended December 31, 2016, we recorded an income tax benefit of only $7.0 million because the tax benefit recorded on the pre-tax loss is reduced by an additional valuation allowance on our deferred tax assets. In addition, the mix of earnings among different tax jurisdictions with different statutory tax rates impacts the amount of the tax benefit or expense recorded. Finally, we recognized income tax expense related to uncertain tax positions. The overall effective tax rate for 2016 was 3%, compared to (90)% for 2015. This change primarily resulted from the fact that we recorded a full valuation allowance on our net deferred tax assets during the fourth quarter of 2015.
Year Ended December 31, 2015 versus 2014
Servicing and subservicing fees for 2015 were $362.5 million, or 19%, lower than 2014, primarily as a result of executing on our strategy to sell certain of our Agency MSRs, portfolio runoff and a decline in modifications. However, our sales of MSRs in 2015 allowed us to release significant unrealized value in our servicing portfolios as we recognized $83.9 million in net gains on the sale of MSRs relating to loans with a UPB of $87.6 billion.
Gain on loans held for sale from our lending operations increased $10.8 million primarily due to higher margin rates in all three forward lending channels and an increase in reverse lending origination volume. In our servicing business, gains on sales of loans repurchased from Ginnie Mae guaranteed securitizations declined by $10.5 million.
Expenses were $557.0 million or 27% lower in 2015 as compared to 2014. Results for 2014 included a $420.2 million goodwill impairment loss and a $150.0 million charge in connection with the NY DFS settlement. The decline from 2014 related to these expenses was offset in part by higher regulatory monitoring and compliance costs, litigation expenses and fees paid to advisers assisting us with strategic initiatives. Legal expenses increased primarily due to the costs of defending ourselves in proceedings alleging violations of federal, state and local laws and regulations. In 2015, we incurred $25.1 million in connection with engaging financial and legal advisers to assist us in evaluating and executing on adjustments to our capital structure and exploring other strategic options. MSR amortization and valuation adjustments, including both fair value adjustments and impairment charges, decreased $57.7 million due to portfolio runoff and the effect of MSR sales offset in part by an impairment charge of $17.3 million.
Interest expense for 2015 decreased as compared to 2014 primarily as a result of reductions in the value of the NRZ financing liability based on the run-off of the underlying MSR servicing portfolio and a decrease in interest on the SSTL as a result of principal repayments during 2015, including required and voluntary prepayments from proceeds of sales of MSRs. These decreases were offset in part by additional debt issuance costs resulting from amendments to the SSTL in 2015 and the accelerated recognition of deferred debt issuance costs and unamortized discount resulting from the SSTL prepayments. Interest expense for 2015 also included a full twelve months of interest expense on the $350.0 million senior unsecured notes that we issued in May 2014.
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

Financial Condition Summary
The following table summarizes our consolidated balance sheets at December 31.

	2016	2015	$ Change	% Change
Cash	$256,549	$257,272	$(723)	—%
Mortgage servicing rights ($679,256 and $761,190 carried at fair value)	1,042,978	1,138,569	(95,591)	(8)
Advances and match funded advances	1,709,846	2,151,066	(441,220)	(21)
Loans held for sale ($284,632 and $309,054 carried at fair value)	314,006	414,046	(100,040)	(24)
Loans held for investment, at fair value	3,565,716	2,488,253	1,077,463	43
Other assets ($20,007 and $14,352 carried at fair value)	766,568	931,102	(164,534)	(18)
Total assets	$7,655,663	$7,380,308	$275,355	4%

Total Assets by Segment:
Servicing	$3,312,357	$4,089,064	$(776,707)	(19)%
Lending	3,863,848	2,811,154	1,052,694	37
Corporate Items and Other	479,458	480,090	(632)	—
	$7,655,663	$7,380,308	$275,355	4%

Match funded liabilities	$1,280,997	$1,584,049	$(303,052)	(19)
Financing liabilities ($3,911,488 and $2,933,066 carried at fair value)	4,012,812	3,089,255	923,557	30
SSTL and other secured borrowings	678,543	762,411	(83,868)	(11)
Senior notes	346,789	345,511	1,278	—
Other ($1,550 and $0 carried at fair value)	681,239	744,444	(63,205)	(8)
Total liabilities	7,000,380	6,525,670	474,710	7

Total Ocwen stockholders’ equity	652,958	851,562	(198,604)	(23)
Non-controlling interest in subsidiaries	2,325	3,076	(751)	(24)
Total equity	655,283	854,638	(199,355)	(23)
Total liabilities and equity	$7,655,663	$7,380,308	$275,355	4%

Total Liabilities by Segment:
Servicing	$2,368,894	$3,417,727	$(1,048,833)	(31)%
Lending	3,785,033	2,751,667	1,033,366	38
Corporate Items and Other	846,453	356,276	490,177	138
	$7,000,380	$6,525,670	$474,710	7%
Changes in the composition and balance of our assets and liabilities during 2016 are principally attributable to Loans held for investment and Financing liabilities, which increased as a result of our reverse mortgage securitizations accounted for as secured financings. Match funded liabilities declined during 2016 consistent with lower advances and match funded advances on a declining servicing portfolio. Total equity declined during 2016 as a result of the net loss we incurred for the year and our repurchase of 991,985 shares of Ocwen’s common stock during the first quarter.
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
Loan Resolutions
Because we recognize servicing fees as revenue when the fees are earned, loan resolution activities are important to our financial performance. We recognize delinquent servicing fees and late fees as revenue when we collect cash on resolved loans, where permitted. Loan resolution activities address the pipeline of delinquent loans and generally lead to (i) modification of the loan terms, (ii) repayment plan alternatives, (iii) a discounted payoff of the loan (e.g., a “short sale”) or (iv) foreclosure or deed-in-lieu-of-foreclosure and sale of the resulting REO. Loan modifications must be made in accordance with the applicable servicing agreement as such agreements may require approvals or impose restrictions upon, or even forbid, loan modifications. To select the best loan modification option for a borrower, we perform a structured analysis, using a proprietary model, of all options using information provided by the borrower as well as external data, including recent broker price opinions to value the mortgaged property. Our proprietary model includes, among other things, an assessment of re-default risk.
Because the majority of our loan modifications have been in connection with the HAMP loan modification program, its expiration on December 31, 2016, will significantly, and adversely, affect our servicing revenue and the financial performance of our servicing segment in future periods if we are unable to replace HAMP with other modification programs. We estimate the balance of deferred servicing fees related to delinquent borrower payments was $380.2 million, $458.7 million and $527.6 million, respectively at December 31, 2016, 2015 and 2014. We are contractually obligated to remit to NRZ all deferred servicing fees collected in connection with MSRs underlying Rights to MSRs. However, under our agreements with NRZ, in addition to base servicing fees, we are entitled to performance fees that increase to the extent we collect deferred servicing fees. As such, the majority of the deferred servicing fees collected are recognized by us as additional revenue without a corresponding increase in interest expense related to the NRZ financing liability.
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
Most of our advances have the highest reimbursement priority (i.e., they are “top of the waterfall”) so that we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. The costs incurred in meeting these obligations consist principally of the interest expense incurred in financing the servicing advances. Most, but not all, subservicing agreements provide for more rapid reimbursement of any advances from the owner of the servicing rights. NRZ effectively funds advances on loans for which we have sold the Rights to MSRs because NRZ is contractually required to buy the advances we make on those loans under our agreements with NRZ.
HUD Note Sales
We participate in HUD’s asset sale programs for non-performing loans insured by FHA (HUD Note Sales), the majority of which are associated with the Aged Delinquent Portfolio Loan Sale (ADPLS) program. HUD Note Sales programs are alternatives to the normal conveyance claim process in which a servicer must complete the foreclosure process and then convey the vacant, and potentially rehabilitated, home to FHA. Under each sale, the assignment of the loan to HUD by the servicer accelerates the receipt of claim proceeds by the servicer, significantly shortening the foreclosure and claim timelines and reducing related servicer expenses. HUD accepts and pools the resulting uninsured loans for resale through an auction process. The cancellation of the FHA insurance by HUD and sale of the uninsured loan delays the foreclosure process and gives the borrower more time and another chance to avoid foreclosure, options that may not have been feasible while the loans were insured. ADPLS differs from other HUD loan sale programs, in which Ocwen has participated on a smaller scale, in that the loans targeted for approval are over three years delinquent.
Significant Variables
Aggregate UPB. Servicing and subservicing fees are generally expressed as a percentage of UPB. During the past two years, aggregate UPB has declined as a result of MSR sales, portfolio run-off in excess of new originations and restrictions on our ability to acquire MSRs under our regulatory settlements.

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
Non-performing loans are also more expensive to service because the loss mitigation activities that we must undertake to keep borrowers in their homes or to foreclose, if necessary, are more costly than the activities required to service a performing loan. These loss mitigation activities include increased contact with the borrower for collection and the development of forbearance plans or loan modifications by highly skilled associates who command higher compensation as well as the higher compliance costs associated with these, and similar, activities. While the higher cost is somewhat offset by ancillary fees, for severely delinquent loans or loans that enter the foreclosure process the incremental revenue opportunities are generally not sufficient to cover our increased costs.
In addition, when borrowers are delinquent, the amount of funds that we are required to advance to the investors increases. We incur significant costs to finance those advances. We utilize servicing advance financing facilities, which are asset-backed (i.e., match funded liabilities) securitization facilities, to finance a portion of our advances and the fees retained by NRZ for loans where we have sold the Rights to MSRs vary based on the level of outstanding advances they have purchased. As a result, increased delinquencies result in increased interest expense.
Prepayment Speed. The rate at which UPB declines for a pool, or pools of loans, can have a significant impact on our business. Items reducing UPB include normal principal payments (runoff), refinancing, loan modifications involving forgiveness of principal, voluntary property sales and involuntary property sales such as foreclosures. Prepayment speed impacts future servicing fees, amortization and valuation of MSRs, float earnings on float balances and interest expense on advances. Increases in anticipated lifetime prepayment speeds generally cause MSR valuation adjustments, including amortization expense, changes in fair value and impairment, to increase because MSRs are valued based on total expected servicing income over the life of a portfolio. The converse is true when expectations for prepayment speeds decrease.

The following table presents selected results of operations of our Servicing segment for the years ended December 31, 2016, 2015, and 2014. The amounts presented are before the elimination of balances and transactions with our other segments:

				% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue
Servicing and subservicing fees:
Residential	$1,177,795	$1,519,945	$1,877,843	(23)%	(19)%
Commercial	9,606	11,539	16,305	(17)	(29)
	1,187,401	1,531,484	1,894,148	(22)	(19)
Gain on loans held for sale, net	17,034	40,208	50,748	(58)	(21)
Other revenues	42,724	41,845	40,540	2	3
Total revenue	1,247,159	1,613,537	1,985,436	(23)	(19)

Expenses
Compensation and benefits	176,358	229,773	271,173	(23)	(15)
Goodwill impairment loss	—	—	371,079	n/m	(100)
Amortization of mortgage servicing rights	32,669	98,849	249,471	(67)	(60)
Servicing and origination	254,239	332,864	188,243	(24)	77
Technology and communications	51,847	92,189	130,359	(44)	(29)
Professional services	103,529	129,955	81,422	(20)	60
Occupancy and equipment	59,340	85,656	91,333	(31)	(6)
Other	242,452	252,593	260,243	(4)	(3)
Total expenses	920,434	1,221,879	1,643,323	(25)	(26)

Other income (expense)
Interest income	(109)	1,044	2,981	(110)	(65)
Interest expense	(357,413)	(446,377)	(515,141)	(20)	(13)
Gain on sale of mortgage servicing rights, net	8,492	83,921	—	(90)	n/m
Other, net	15,812	(14,370)	(4,043)	(210)	255
Total other expense, net	(333,218)	(375,782)	(516,203)	(11)	(27)

Income (loss) before income taxes	$(6,493)	$15,876	$(174,090)	(141)	(109)
n/m: not meaningful

The following table provides selected operating statistics for our Servicing segment at or for the years ended December 31:

				% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Residential Assets Serviced at December 31
Unpaid principal balance (UPB):
Performing loans (1)	$185,609,163	$216,505,262	$345,918,430	(14)%	(37)%
Non-performing loans	19,336,037	28,599,543	44,672,737	(32)	(36)
Non-performing real estate	4,146,930	5,861,307	8,136,560	(29)	(28)
Total	$209,092,130	$250,966,112	$398,727,727	(17)	(37)

Conventional loans (2)	$60,965,841	$78,310,414	$191,711,081	(22)%	(59)%
Government-insured loans	22,971,342	28,274,374	39,529,799	(19)	(28)
Non-Agency loans	125,154,947	144,381,324	167,486,847	(13)	(14)
Total	$209,092,130	$250,966,112	$398,727,727	(17)	(37)

Percent of total UPB:
Servicing portfolio	41%	40%	52%	3%	(23)%
Subservicing portfolio	2	5	7	(60)	(29)
NRZ (4)	57	55	40	4	38
Non-performing residential assets serviced	11	14	13	(21)	8

Number:
Performing loans (1)	1,274,560	1,452,560	2,220,301	(12)%	(35)%
Non-performing loans	97,744	141,815	221,763	(31)	(36)
Non-performing real estate	21,462	30,387	43,974	(29)	(31)
Total	1,393,766	1,624,762	2,486,038	(14)	(35)

Conventional loans (2)	355,615	437,878	1,098,336	(19)%	(60)%
Government-insured loans	168,598	201,449	265,749	(16)	(24)
Non-Agency loans	869,553	985,435	1,121,953	(12)	(12)
Total	1,393,766	1,624,762	2,486,038	(14)	(35)

Percent of total number:
Servicing	39%	39%	52%	—%	(25)%
Subservicing	2	5	8	(60)	(38)
NRZ (3)	59	56	41	5	37
Non-performing residential assets serviced	9	11	11	(18)	—

				% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Residential Assets Serviced for the Years Ended December 31
Average UPB
Servicing	$93,338,072	$153,126,367	$219,442,500	(39)%	(30)%
Subservicing	6,598,449	32,692,040	46,037,086	(80)	(29)
NRZ (3)	127,985,378	147,165,548	166,164,019	(13)	(11)
	$227,921,899	$332,983,955	$431,643,605	(32)	(23)

Prepayment speed (average CPR)	14%	14%	12%	—%	17%
% Voluntary	79	80	78	(1)	3
% Involuntary	21	20	22	5	(9)
% CPR due to principal modification	2	2	3	—	(33)

Average number
Servicing	587,527	938,993	1,314,332	(37)%	(29)%
Subservicing	43,865	198,307	292,688	(78)	(32)
NRZ (3)	868,003	968,677	1,062,023	(10)	(9)
	1,499,395	2,105,977	2,669,043	(29)	(21)

Residential Servicing and Subservicing Fees for the Years Ended December 31
Loan servicing and subservicing fees:
Servicing	$288,937	$447,255	$618,584	(35)%	(28)%
Subservicing	21,340	58,384	128,153	(63)	(54)
NRZ	633,545	694,833	736,122	(9)	(6)
	943,822	1,200,472	1,482,859	(21)	(19)
HAMP fees	110,331	135,037	141,115	(18)	(4)
Late charges	66,355	82,216	120,998	(19)	(32)
Loan collection fees	27,171	31,719	33,933	(14)	(7)
Custodial accounts (float earnings)	8,782	15,622	6,369	(44)	145
Other	21,334	54,879	92,569	(61)	(41)
	$1,177,795	$1,519,945	$1,877,843	(23)	(19)

				% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Interest Expense on NRZ/HLSS Financing Liability (4)
Servicing fees collected on behalf of NRZ/HLSS	$633,545	$694,833	$736,122	(9)%	(6)%
Less: Subservicing fee retained by Ocwen	337,727	355,527	358,053	(5)	(1)
Net servicing fees remitted to NRZ/HLSS	295,818	339,306	378,069	(13)	(10)
Less: Reduction in financing liability	61,418	70,513	17,374	(13)	306
Interest expense on NRZ/HLSS financing liability	$234,400	$268,793	$360,695	(13)	(25)

Number of Completed Modifications
HAMP	42,024	40,757	42,189	3%	(3)%
Non-HAMP	32,896	43,731	61,145	(25)	(28)
Total	74,920	84,488	103,334	(11)	(18)

Financing Costs
Average balance of advances and match funded advances	$1,930,776	$2,548,055	$3,291,329	(24)%	(23)%
Average borrowings
Match funded liabilities	1,445,232	1,735,232	2,065,465	(17)	(16)
Financing liabilities	636,361	760,774	795,636	(16)	(4)
Other secured borrowings	357,227	971,250	1,309,696	(63)	(26)
Interest expense on borrowings
Match funded liabilities	66,879	65,248	61,576	2	6
Financing liabilities	248,834	292,306	371,824	(15)	(21)
Other secured borrowings	35,364	81,833	72,183	(57)	13
Effective average interest rate
Match funded liabilities	4.63%	3.76%	3.00%	23	25
Financing liabilities (4)	39.10	38.42	46.73	2	(18)
Other secured borrowings	9.90	8.43	5.51	17	53
Facility costs included in interest expense	$32,206	$62,116	$20,255	(48)	207
Discount amortization included in interest expense	727	2,680	1,318	(73)	103
Average 1-month LIBOR	0.50%	0.20%	0.16%	150	25

Average Employment
India and other	6,062	6,719	6,385	(10)%	5%
U. S.	1,390	1,938	2,509	(28)	(23)
Total	7,452	8,657	8,894	(14)	(3)

Collections on loans serviced for others	$41,047,887	$62,973,718	$75,513,073	(35)%	(17)%

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)
Conventional loans at December 31, 2016 include 166,558 prime loans with a UPB of $30.8 billion that we service or subservice. This compares to 199,546 prime loans with a UPB of $38.9 billion at December 31, 2015 and 236,276 prime loans with a UPB of $48.7 billion at December 31, 2014.

(3)
Loans serviced by Ocwen for which the Rights to MSRs have been sold to NRZ. Under the agreements associated with the NRZ/HLSS Transactions, we remit servicing fees collected on the underlying MSRs, except for the ancillary fees (other than float earnings). The servicing fees that we remit, net of the subservicing and performance fees that we receive, are accounted for as a reduction of the NRZ financing liability and as interest expense. Changes in the fair value of the MSRs underlying the financing liability are also included in the amount reported as interest expense.

(4)
The effective average interest rate on the financing liability that we recognize in connection with the NRZ/HLSS Transactions is 48.41%, 48.71% and 57.43% for the years ended December 31, 2016, 2015 and 2014, respectively. Interest expense on financing liabilities for 2016 and 2015 includes $10.5 million and $14.3 million, respectively, of fees incurred in connection with our agreement to compensate NRZ for certain increased costs associated with its servicing advance financing facilities that are the direct result of a downgrade of our S&P servicer rating.

The following table provides information regarding the changes in our portfolio of residential assets serviced for the years ended December 31:

	Amount of UPB			Count
	2016	2015	2014	2016	2015	2014
Portfolio at beginning of year	$250,966,112	$398,727,727	$464,651,332	1,624,762	2,486,038	2,861,918
Additions	7,050,635	8,137,772	7,475,234	33,812	41,284	45,051
Sales	(3,720,176)	(87,624,742)	(34,893)	(19,515)	(524,660)	(95)
Servicing transfers	(9,440,877)	(17,195,936)	(28,790,794)	(47,356)	(103,490)	(118,806)
Runoff	(35,763,564)	(51,078,709)	(44,573,152)	(197,937)	(274,410)	(302,030)
Portfolio at end of year	$209,092,130	$250,966,112	$398,727,727	1,393,766	1,624,762	2,486,038
Year Ended December 31, 2016 versus 2015
The key driver of our servicing segment operating results, as compared to 2015, was the decline in the average UPB and number of assets in our residential servicing and subservicing portfolio due to MSR sales and runoff of the portfolio, which resulted in a 23% reduction in servicing revenue.
Revenue associated with delinquent loan resolution strategies decreased in line with the 11% decrease in completed modifications. The portion of modifications completed under HAMP (including streamlined HAMP) as a percentage of total modifications increased to 56% in 2016 as compared to 48% for 2015. We recognized revenue of $197.5 million and $235.6 million during 2016 and 2015, respectively, in connection with loan modifications.
Expenses were $301.4 million, or 25%, lower in 2016 as compared to 2015. A 28% reduction in average U.S.-based headcount and the migration of certain operations offshore, where we believe we realize cost efficiencies while maintaining operational effectiveness, enabled reductions in Compensation and benefits expense of $53.4 million, or 23%, and servicing-related outsourcing expenses of $6.1 million.
Servicing and origination expense, excluding MSR valuation adjustments, declined by $54.2 million in 2016. This decrease occurred despite the accelerated recognition of $34.8 million of expenses related to the sale of non-performing loans conveyed to HUD as part of the ADPLS program, the impact of which was partially offset by a $27.5 million benefit in MSR amortization.
MSR amortization and valuation adjustments (including both fair value adjustments and impairment charges) decreased $90.6 million due to a decrease in impairment charges related to our government insured MSRs, the effects of portfolio runoff and MSR sales, and the removal of the MSRs for non-performing loans conveyed to HUD as part of the ADPLS process, which resulted in the benefit in amortization noted above. Increasing interest rates typically result in decreased prepayment activity for MSRs, which generally increases the value of our MSRs as the underlying loans prepay slower. We recognized impairment charges on our government-insured MSRs of $10.8 million and $17.3 million during 2016 and 2015, respectively. This decline is due to an increase in the value of the MSRs primarily as a result of higher interest rates in the latter part of 2016, reversing $26.4 million of impairment charges during the fourth quarter of 2016.
Occupancy and equipment expense declined $26.3 million largely because of the effect of the decline in the average number of assets in our residential servicing portfolio on various expenses, principally the cost of postage and other delivery services. Professional services expense declined $26.4 million due to a $19.1 million decline in consulting fees and other professional services as well as a $6.2 million decline in legal expenses. The decline in consulting fees and other professional services was principally the result of higher expenditures incurred in 2015 in connection with the process improvements that were implemented last year coupled with a decline in the costs associated with a borrower incentive program that was targeted at borrowers with VA-insured loans that we service. The decline in legal fees principally reflects the receipt of indemnification proceeds in 2016 related to previously accrued litigation.

Technology and communication expense declined by $40.3 million. This decline was offset, in part by an increase of $30.2 million in technology allocations, which are part of the costs charged through corporate overhead allocations. Excluding technology allocations, costs charged through corporate overhead allocations (which are included in Other expense) declined $28.7 million, in large part because corporate overhead allocations in 2015 reflected investments made to expand our risk and compliance functions. In 2016, we negotiated lower bank fees and higher deposit rates, which resulted in an $11.8 million decline in bank charges in 2016, the primary reason for the $10.1 million decline in Other expense.
Interest expense declined by $89.0 million, or 20%, in 2016 as compared to 2015 in concert with the decline in average outstanding borrowings, resulting primarily from required and voluntary prepayments of the SSTL. The payment of servicing fees to NRZ less subservicing fees retained by us is recognized as interest expense on the NRZ financing liabilities. This interest expense decreased by $38.2 million, principally as a result of the decline in the average UPB of the NRZ servicing portfolio.
Other income (Other, net) for 2016 includes $14.8 million received in connection with the execution of clean-up call rights related to five small-balance commercial mortgage securitization trusts. We also recognized a $2.8 million loss on the sale of the commercial loans purchased as part of the transaction, which we reported in Gain on loans held for sale, net. See Note 8 — Mortgage Servicing to the Consolidated Financial Statements for additional information. Other, net for 2015 includes the accelerated recognition of $6.0 million of deferred losses on a swap when we sold a portion of the related MSRs.
During 2016 and 2015, we recognized net gains of $8.5 million and $83.9 million on sales of MSRs relating to loans with a UPB of $3.7 billion and $87.6 billion, respectively.
Year Ended December 31, 2015 versus 2014
Servicing revenue decreased in 2015 as a result of a 23% decline in the average UPB of our residential servicing portfolio primarily due to MSR sales and portfolio runoff that was not accompanied by a corresponding decrease in expenses.
Revenue associated with delinquent loan resolution strategies declined in line with an 18% decline in completed modifications. The portion of modifications completed under HAMP as a percentage of total modifications increased to 48% for 2015 as compared to 42% in 2014. We recognized revenue of $235.6 million and $260.6 million during 2015 and 2014, respectively, in connection with loan modifications.
MSR valuation adjustments, including amortization, impairment and changes in fair value, decreased by $57.2 million as a result of MSR sales and lower mortgage interest rates during 2015. The fair value of our government-insured MSRs fell below their carrying value by $17.3 million at December 31, 2015, resulting in the recognition of an impairment charge.
While expenses, excluding the $371.1 million write-off of goodwill in 2014 and MSR-related valuation adjustments, increased by only 1% in 2015, there were structural business dynamics that resulted in largely offsetting impacts.
We realized integration benefits of $65.0 million in 2015, including a $41.4 million decline in compensation and benefits, reflecting a 23% reduction in average U.S. based headcount and the migration of certain operations offshore where we believe that we realize cost efficiencies while maintaining operational effectiveness, enabling a reduction in our servicing-related outsourcing expenses of $23.6 million. We were able to reduce servicing related expenses in connection with non-recoverable advances and receivables (Servicing and origination expense and Other expense) by $47.8 million, to $79.4 million in 2015 as compared to $127.2 million in 2014 through execution of process improvements and simplification of our operations in connection with MSR sales.
Offsetting the effects of the integration benefits and operational improvements were increases of $41.1 million in costs charged through corporate overhead allocations (excluding $39.1 million in technology allocations), $33.8 million in legal expenses and $31.3 million in Ginnie Mae claim losses. The higher overhead allocations reflected the investments made to build out our risk and compliance functions. Legal expenses increased primarily due to the costs of defending ourselves in proceedings alleging violations of federal, state and local laws and regulations governing our servicing activities, including proceedings relating to our lender placed insurance arrangements and proceedings brought under the False Claims Act by private citizens. Ginnie Mae claim losses increased in line with an 84% increase in the number of FHA claims completed during 2015.
Interest expense declined by $68.8 million, or 13%, in 2016 due principally to a $77.6 million decrease in interest on the NRZ financing liabilities (which is net of an increase of $14.3 million due to additional payments in connection with downgrades to our S&P servicer rating) and a $17.7 million decrease in interest on the SSTL as a result of required and voluntary prepayments totaling $865.8 million during 2015. These decreases were partly offset by additional financing fees paid in connection with renewing and modifying our servicing advance financing facilities and accelerated amortization of financing fees on the SSTL as a result of the prepayments, which resulted in a $22.8 million increase in amortization.
Other income for 2015 includes net gains of $83.9 million recognized on MSR sales relating to loans with a UPB of $87.6 billion.

Lending
We are working to increase the scale and breadth of our Lending business. Although the slowing of the HARP program and the sale of Agency MSRs (which decreases loans available to re-finance) present challenges, we are focused on increasing conversion rates (i.e., recapture) on our existing servicing portfolio and expanding our correspondent channel through growing our third-party origination businesses. Additionally, we are exploring offering different products we believe we can originate profitably and with acceptable levels of risk. We believe our experience in servicing difficult loans will also allow us to help borrowers obtain loans that are more challenging to originate. Building the sales and operations capacity to meet this need is a goal for the business, as well as investment in the development of our Loan Operating System (LOS) and the continued use of process improvements to drive productivity.
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
We originate and purchase conventional and government-insured forward mortgage loans through our forward lending operations. Reverse mortgages are originated and purchased through our reverse lending operations under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae HMBS program. We have originated HECM loans under which the borrowers have additional borrowing capacity of $1.2 billion at December 31, 2016. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these Future Value draws. We recognize this Future Value over time as future draws are securitized or sold. At December 31, 2016, unrecognized Future Value is estimated to be $65.6 million. We use a third-party valuation expert to determine Future Value based on the net present value of the estimated future cash flows of the loans, utilizing a discount rate of 12% and projected performance assumptions in line with historical experience and industry benchmarks.
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
Significant Variables
Economic Conditions. General economic conditions impact the capacity for consumer credit and the supply of capital. More specifically, employment and home prices are variables that can each have a material impact on mortgage volume. Employment levels, the level of wages and the stability of employment are underlying factors that impact credit qualification. While the economy has been improving, the rate of improvement in employment has not provided a significant lift in consumer credit capacity and may not in the near term. The effect of home prices on lending volumes is significant and complex. As home prices go up, home equity increases and this improves the position of existing homeowners either to refinance or to sell their home, which often leads to a new home purchase and a new forward mortgage loan. However, if home prices increase rapidly, the effect on affordability for first-time and move-up buyers can dampen the demand for mortgage loans. The more restrictive standards for loan to value (LTV) ratios, debt to income (DTI) ratios and employment that characterize the current market amplify the significance and sensitivity of the housing market and related mortgage lending volumes to employment levels and home prices.
Market Size and Composition. Changes in mortgage rates directly impact the demand for both purchase and refinance forward mortgages. Small changes in mortgage rates directly impact housing affordability for both first-time and move-up home buyers and affect their ability to purchase a home. For refinance loans, current market mortgage rates must be considered relative to the rates on the current mortgage debt outstanding. As the time and cost to refinance has decreased, relatively small reductions in mortgage rates can trigger higher refinancing activity. Given the large size of U.S. residential forward mortgage debt outstanding, the impact of mortgage rate changes can drive significant swings in mortgage refinance volume. A December 2016 Fannie Mae forecast projects a decline in mortgage originations of 17% from 2016 to 2017, including a decline in refinance volume of approximately 42%. Declines in aggregate mortgage market and refinance volume will generally make our plans to grow our Lending business more difficult to execute.
In August 2016, the FHFA announced a nine-month extension of HARP to September 30, 2017, from a previously scheduled end date of December 31, 2016. This program allows borrowers with loans sold to Fannie Mae or Freddie Mac prior to June 1, 2009 to refinance through a simplified process with broader underwriting guidelines, most notably, higher LTV ratios. Since the HARP program was introduced, it has provided a boost to lending volumes and higher relative margins by providing broader refinance opportunities and more effective portfolio recapture.
Changes in HUD guidelines and costs and the availability of alternative financing sources, such as traditional home equity loans, impact borrower demand for reverse mortgages.
Investor Demand. The liquidity of the secondary market impacts the size of the market by defining loan attributes and credit guidelines for loans that investors are willing to buy and at what price. In recent years, the GSEs have been the dominant providers of secondary market liquidity for forward mortgages, keeping the product and credit spectrum relatively homogeneous and risk averse (higher credit standards). The HUD Actuarial Review for HECM loans is projecting a unit count increase of 22% from 2016 to 2017 (HUD fiscal year). This follows a decrease of 15% from fiscal year 2015 to 2016. Management believes the unit count increase will be in the 0% to 10% range from 2016 to 2017.
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

The following table presents the results of operations of the Lending segment for the years ended December 31, 2016, 2015 and 2014. The amounts presented are before the elimination of balances and transactions with our other segments:

				% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue
Gain on loans held for sale, net
Forward loans	$42,210	$64,102	$56,900	(34)%	13%
Reverse loans	30,448	30,233	26,649	1	13
	72,658	94,335	83,549	(23)	13
Other	39,705	30,389	35,671	31	(15)
Total revenue	112,363	124,724	119,220	(10)	5

Expenses
Compensation and benefits	65,919	53,468	56,314	23	(5)
Goodwill impairment loss	—	—	49,122	n/m	(100)
Amortization of mortgage servicing rights	309	345	705	(10)	(51)
Servicing and origination	14,386	9,586	14,470	50	(34)
Technology and communications	3,049	4,718	4,901	(35)	(4)
Professional services	2,026	2,246	4,350	(10)	(48)
Occupancy and equipment	5,027	5,173	4,796	(3)	8
Other	13,626	22,156	21,614	(38)	3
Total expenses	104,342	97,692	156,272	7	(37)

Other income (expense)
Interest income	15,300	14,669	16,459	4	(11)
Interest expense	(14,398)	(9,859)	(10,725)	46	(8)
Gain on debt redemption	—	—	2,609	n/m	(100)
Other, net	1,065	2,123	1,867	(50)	14
Other income, net	1,967	6,933	10,210	(72)	(32)

Income (loss) before income taxes	$9,988	$33,965	$(26,842)	(71)	(227)
n/m: not meaningful

The following table provides selected operating statistics for our Lending segment at or for the years ended December 31:

				% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Loan Production by Channel
Forward loans
Correspondent	$1,730,360	$1,862,140	$2,299,273	(7)%	(19)%
Wholesale	2,035,375	1,333,225	856,468	53	56
Retail	422,586	735,543	1,102,126	(43)	(33)
	$4,188,321	$3,930,908	$4,257,867	7	(8)

% HARP production	4%	20%	42%	(80)%	(52)%
% Purchase production	35	22	21	59	5
% Refinance production	65	78	79	(17)	(1)

Reverse loans
Correspondent	$398,486	$284,147	$178,893	40%	59%
Wholesale	291,163	371,406	332,092	(22)	12
Retail	135,843	154,120	164,481	(12)	(6)
	$825,492	$809,673	$675,466	2	20
Year Ended December 31, 2016 versus 2015
Total revenue declined by 10% to $112.4 million in 2016. While loan production increased by $273.2 million, or 6%, gains on loans held for sale, net decreased $21.7 million, or 23%, due to forward origination volume declines in our higher margin retail channel and generally lower margins in our forward correspondent and wholesale lending channels due in part to our sales of MSRs, which reduced recapture (our ability to convert borrowers in our current servicing portfolio into newly originated loans). This was partially offset by higher volume in the forward lending wholesale channel. Other revenue increased $9.3 million, or 31%, in 2016 primarily as a result of an increase in the excess of changes in the fair value of our HECM loans held for investment over changes in the fair value of the HMBS financing liability because of changes to certain factors used as inputs in estimating the fair value of the HECM loans. This increase was partly offset by a decline in loan origination fees, as we ceased charging such fees in 2016 on forward loans originated through our retail channel.
Total expenses increased $6.7 million, or 7%, in 2016. Compensation and benefits expense increased $12.5 million, or 23%, primarily due to increased staffing for expansion of our retail channel, development of our proprietary LOS and transition of certain functions previously performed by third parties. Servicing and Origination expenses increased by $4.8 million, or 50%, to $14.4 million. These expenses are largely variable and fluctuate in line with our production volume. Direct acquisition costs are offset by origination fee income that is included in Other revenue. Other expenses declined $8.5 million, to $13.6 million, in 2016, driven primarily by a $4.7 million decrease in provision for indemnification and a $1.3 million reduction in advertising costs.
Interest income consists primarily of interest earned on newly originated and purchased loans prior to sale to investors. Interest income is offset by interest expense incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. Interest expense increased by $4.5 million, or 46%, in 2016 due in part to a 15% increase in average borrowing as compared to 2015. Amortization of facility costs included in interest expense increased by $2.3 million as a result of renewals, extensions and modifications of our warehouse lines during the year.
Year Ended December 31, 2015 versus 2014
Total revenue increased by 5% to $124.7 million in 2015. Gains on sales of loans, net increased $10.8 million, or 13%. Gains on sales of forward loans increased primarily due to higher margins in the correspondent and retail channels despite lower volume, and higher volume in the wholesale channel. Gains on sales of reverse loans increased in line with a 20% increase in wholesale and correspondent channel volume. Results for 2014 were negatively impacted by HUD’s changes to the HECM program in 2013. The HECM program changes instituted by HUD resulted in the reverse mortgage market shifting from one that consisted primarily of fixed rate products to one where variable rate products predominated, which resulted in a consequent decrease in volumes and a lower loan size at origination for the industry and for Ocwen.

The $58.6 million decline in total expenses in 2015 was largely due to the $49.1 million goodwill impairment loss recognized in 2014. Lower Servicing and origination expense was primarily the result of lower volume and improved cost containment efforts.
The decline in interest income and expense in 2015 compared to 2014 was principally driven by our operational decision to accelerate the turnover of loans originated in forward lending (i.e., we shortened the period from origination to sale or securitization).
Corporate Items and Other
Corporate Items and Other includes revenues and expenses of ACS and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, interest expense on corporate debt and certain corporate expenses. Our cash balances are included in Corporate Items and Other.
ACS provides short-term inventory-secured loans to independent used car dealers to finance their inventory. In addition, Ocwen formed CR Limited (CRL), our wholly-owned captive reinsurance subsidiary, and entered into a quota share re-insurance agreement effective in 2016 with a third-party insurer related to coverage on foreclosed real estate properties owned or serviced by us.
Portions of interest income and interest expense are allocated to the Servicing and Lending segments, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. Expenses incurred by corporate support services are also allocated to the Servicing and Lending segments.
The following table presents selected results of operations of Corporate Items and Other for the years ended December 31, 2016, 2015 and 2014. The amounts presented are before the elimination of balances and transactions with our other segments:

				% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue	$27,646	$2,895	$6,825	855%	(58)%

Expenses
Compensation and benefits	139,063	131,813	88,043	6	50
Amortization of mortgage servicing rights	—	—	199	n/m	(100)
Servicing and origination	11,176	2,110	26	430	n/m
Technology and communications	55,758	61,009	37,821	(9)	61
Professional services	200,031	144,192	240,894	39	(40)
Occupancy and equipment	15,824	22,036	13,050	(28)	69
Other	19,597	38,581	16,434	(49)	135
Total expenses before corporate overhead allocations	441,449	399,741	396,467	10	1
Corporate overhead allocations
Servicing segment	(236,912)	(235,407)	(155,230)	1	52
Lending segment	(6,054)	(5,663)	(5,468)	7	4
Total expenses	198,483	158,671	235,769	25	(33)

Other income (expense), net
Interest income	3,892	2,607	3,551	49	(27)
Interest expense	(40,772)	(26,137)	(15,891)	56	64
Other	(2,139)	(396)	(943)	440	(58)
Other expense, net	(39,019)	(23,926)	(13,283)	63	80

Loss before income taxes	$(209,856)	$(179,702)	$(242,227)	17	(26)
n/m: not meaningful

Year Ended December 31, 2016 versus 2015
The $24.8 million increase in revenue is due to $25.4 million of premiums generated by CRL under the quota share reinsurance agreement with a third-party insurer effective in 2016.
The 10% increase in expenses before allocations is primarily due to a $55.8 million increase in Professional fees as a result of a $31.8 million increase in regulatory monitoring costs, $30.0 million in connection with the settlement of certain litigation, $25.6 million recorded in connection with our agreement with the CA DBO regarding the resolution of certain matters relating to OLS’ servicing practices and early termination of the 2015 CA Consent Order, and $12.5 million in connection with our negotiations with the CFPB. See Note 26 — Contingencies to the Consolidated Financial Statements for additional information regarding these matters. The expenses we incurred in connection with monitorships under our NY DFS, CA DBO and Ocwen National Mortgage settlements increased from $49.9 million in 2015 to $81.7 million in 2016, primarily as a result of costs related to the CA Auditor, whose appointment has now been terminated. Offsetting the higher costs were lower professional fees for strategic advisors, audit and accounting fees and general legal expenses.
Our in-sourcing of technology infrastructure and facilities functions and our investment in new business ventures have increased headcount, resulting in a $7.2 million increase in Compensation and benefits expense. Servicing and origination expense increased $9.1 million, of which $8.8 million relates to reinsurance commissions incurred in connection with the reinsurance agreement executed by CRL. Declines in Other expenses of $19.0 million and Technology and communications expense of $5.3 million were due largely to $18.4 million of costs incurred during 2015 to maintain and exit the legacy ResCap servicing platform. Other expenses for 2016 includes the ACS allowance for losses and CRL insurance loss reserves of $4.3 million and $3.3 million, respectively.
Interest expense in 2016 increased by $14.6 million, or 56%, as a result of the December 2016 exchange of $346.9 million of 6.625% Senior Unsecured Notes due 2019 for a like amount of 8.375% Senior Second Lien Notes due 2022 and the transfer of the SSTL from Servicing to Corporate Items and Other when we entered into an amended and restated SSTL facility agreement. We also recognized $5.1 million of interest expense in connection with the debt exchange for fees paid to lenders and third-party service providers, $5.7 million of previously unamortized debt issuance costs related to the previous SSTL facility and $3.4 million of discount related to the new SSTL facility.
Year Ended December 31, 2015 versus 2014
Total expenses decreased by $77.1 million in 2015 as compared to 2014. Professional services declined by $96.7 million due to the $150.0 million charge recognized during 2014 in connection with the NY DFS settlement, partially offset by strategic advisor costs of $25.1 million incurred in 2015, $4.0 million higher audit and accounting fees and higher regulatory monitoring and compliance costs. The expenses we incurred for the three monitoring firms under our NY DFS, CA DBO and Ocwen National Mortgage Settlement settlements increased from $39.4 million in 2014 to $49.9 million in 2015. The decrease in Professional services was partially offset by higher Technology and communications and Other expenses, primarily as a result of costs to maintain and exit the legacy ResCap servicing platform, which were $18.4 million in 2015 versus $3.3 million in 2014. Additionally, in 2015, we completed the realignment of certain support group functions into Corporate Items and Other that had previously been charged directly to the Servicing and Lending segments. This realignment, coupled with increased investments in our risk and compliance infrastructure, accounts for the majority of the increases in the remaining expense categories. However, the increases are then largely offset by increased overhead allocations back to the Servicing and Lending segments.
Interest expense for 2015 and 2014 includes $26.3 million and $15.6 million, respectively, on the $350.0 million of 6.625% Senior Unsecured Notes that we issued on May 12, 2014.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At December 31, 2016, our cash position was $256.5 million compared to $257.3 million at December 31, 2015. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts. Our priorities for deployment of excess cash are: (1) supporting our core servicing and lending businesses and investing in these core assets, (2) reducing corporate leverage, (3) reducing revolving lines of credit in order to reduce interest expense and (4) expanding into similar or complementary businesses that meet our return on capital requirements.
Sources of Funds
Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues;

•	Proceeds from match funded advance financing facilities;

•	Proceeds from other borrowings, including warehouse facilities; and

•	Proceeds from sales of originated loans and repurchased loans.
Servicing advances are an important component of our business and represent amounts that we, as servicer, are required to advance to, or on behalf of, our servicing clients if we do not receive such amounts from borrowers. Our ability to finance servicing advances is a significant factor that affects our liquidity. Our use of advance financing facilities is integral to our servicing advance financing strategy. Revolving variable funding notes issued by our advance financing facilities to large global financial institutions generally have a 364-day revolving period. Term notes are generally issued to institutional investors with one-, two- or three-year maturities. The revolving periods for our variable funding notes with a total borrowing capacity of $655.0 million and term notes of $400.0 million end in 2017.
Borrowings under our advance financing facilities are incurred by special purpose entities (SPEs) that we consolidate because we have determined that Ocwen is the primary beneficiary of the SPE. We transfer the financed advances to the SPEs, and the SPEs issue debt supported by collections on the transferred advances. Holders of the debt issued by the SPEs have recourse only to the assets of the SPEs for satisfaction of the debt. In connection with our sale of servicing advances to these advance financing SPEs and to NRZ in connection with the Rights to MSRs, we make certain representations, warranties and covenants primarily related to the nature of the transferred advance receivables, on our financial condition and on our servicing practices.
Advances and match funded advances comprised 22% of total assets at December 31, 2016. Our borrowings under our advance financing facilities are secured by pledges of servicing advances that are sold to the related SPE and by cash held in debt service accounts. Since December 31, 2015, we have reduced the maximum borrowing capacity of our advance financing facilities by $170.0 million to $1.6 billion. This net decrease was the result of:

•
The decrease in borrowing capacity under the three series of variable funding notes under our OMART advance financing facility from $1.5 billion to $1.3 billion as a result of a voluntary reduction; and

•	The increase in the borrowing capacity of our OFAF advance financing facility from $150.0 million to $160.0 million
Since December 31, 2014, our investment in advances and match funded advances in our Servicing segment declined by $1.6 billion, principally as a result of our sales of MSRs and the reimbursement of related advances, which allowed us to negotiate an $870.0 million decrease in the maximum borrowing capacity of our advance financing facilities from the $2.4 billion of capacity that was available at December 31, 2014.
Available borrowing capacity under our advance financing facilities increased to $274.0 million at December 31, 2016 from $141.0 million at December 31, 2015 due in part to the decline in advance balances. Our ability to continue to pledge collateral under our advance financing facilities depends on the performance of the advances, among other factors. At December 31, 2016, none of the available borrowing capacity could be used based on the amount of available collateral.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. These warehouse facilities are structured as repurchase or participation agreements under which ownership of the loans is temporarily transferred to the lender. The loans are transferred at a discount, or haircut, which serves as the primary credit enhancement for the lender. Currently, all of our master repurchase and participation agreements have maximum terms of 364-days. The funds are repaid using the proceeds from the sale of the loans to secondary market investors, usually within 30 days. At December 31, 2016, we had total borrowing capacity under our warehouse facilities of $760.0 million. Of the borrowing capacity extended on a committed basis, $114.0 million was available at December 31, 2016, and $1.2 million could be used based on the amount of eligible collateral that had been pledged. Of the borrowing capacity extended on an uncommitted basis, or at the discretion of the lender, $291.0 million remained available at December 31, 2016.
We also rely on the secondary mortgage market as a source of long-term capital to support our lending operations. Substantially all of the mortgage loans that we originate or purchase are sold or securitized in the secondary mortgage market in the form of residential mortgage backed securities guaranteed by Fannie Mae or Freddie Mac and, in the case of mortgage backed securities guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA or VA.
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock, transferring assets or making loans, investments or acquisitions. As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include noncompliance with our covenants, nonpayment of principal or interest, material misrepresentations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. Covenants and default provisions of this type are commonly found in debt agreements such as ours. Certain of these covenants and default provisions are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that we are in compliance with the qualitative and quantitative covenants in our debt agreements as of the date this Annual Report on Form 10-K is filed with the SEC.
Use of Funds
Our primary uses of funds are:

•	Payments for advances in excess of collections on existing servicing portfolios;

•	Payment of interest and operating costs;

•	Funding of originated and repurchased loans;

•	Repayments of borrowings, including match funded liabilities and warehouse facilities; and

•	Working capital and other general corporate purposes.
Under the terms of our prior SSTL facility agreement, subject to certain exceptions, we were required to prepay the SSTL with 100% of the net cash proceeds from certain permitted asset sales, which have generally included our recent MSR sales. During 2015, we prepaid $865.8 million of the SSTL facility, comprised of $585.8 million from net proceeds from sales of MSRs and the reimbursement of related advances and $280.0 million of voluntary prepayments. During 2016, we made additional prepayments of $47.7 million, all of which were from the net proceeds from the sales of MSRs. Effective with the refinancing of the SSTL in December 2016, we are no longer required to prepay the SSTL using 100% of asset sale proceeds immediately upon receipt. The terms of the new SSTL facility allow us to reinvest asset sale proceeds in our business within 270 days of receipt.
Under the $500.0 million share repurchase program that we announced on October 31, 2013, we completed the repurchase of 991,985 shares of common stock during 2016 (all during the first quarter of the year) for a total purchase price of $5.9 million. This share repurchase program expired on July 31, 2016.
Outlook
We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to mitigate liquidity risk.
In assessing our liquidity outlook, our primary focus is on six measures:

•	Business financial projections for revenues, costs and net income;

•	Requirements for maturing liabilities compared to amounts generated from maturing assets and operating cash flow;

•	Projected future sales of MSRs and the reimbursement of related servicing advances;

•	The change in advances and match funded advances compared to the change in match funded liabilities and available borrowing capacity;

•	Projected future originations and purchases of forward and reverse mortgage loans and of automobile dealer floor plan loans; and

•	Projected funding requirements of new business initiatives.
We have considered the impact of financial projections on our liquidity analysis and have evaluated the appropriateness of the key assumptions in our forecast such as revenues, overhead expenses, recurring and nonrecurring costs and sales of MSRs and other assets. We have analyzed our cash requirements and financial obligations. Based upon these evaluations and analyses, we believe that we have sufficient liquidity to meet our obligations and fund our operations through 2017.
We are required to maintain certain minimum levels of cash under our debt agreements and in the ordinary course, portions of our cash balances are held in our non-U.S. subsidiaries. This means that we would have to repatriate that cash, potentially with tax consequences and in compliance with applicable laws, should we wish to utilize that cash in the U.S.
The revolving periods of our advance financing facilities end during 2017 for variable funding notes with a total borrowing capacity of $655.0 million and $381.0 million of outstanding borrowings at December 31, 2016. In the event we are unable to renew, replace or extend the revolving period of one or more of these advance financing facilities, monthly amortization of the outstanding balance must generally begin at the end of the respective 364-day revolving period. In addition, we would be required to begin amortizing our two-year term notes with a borrowing capacity of $400.0 million if we do not renew, replace or extend these notes during 2017.

Similarly, all but one of our master repurchase and participation agreements for financing new loan originations have 364-day terms. At December 31, 2016, we had $304.9 million outstanding under these financing arrangements that mature in 2017.
We believe that we will be able to renew, replace or extend our debt agreements early or as they become due, consistent with our historical experience.
We remain actively engaged with our lenders, and recent financing developments include the following:

•
On January 5, 2016, we entered into a new one-year $100.0 million mortgage loan warehouse facility to fund the origination of reverse mortgages. On December 23, 2016, we extended the term of the facility to January 2, 2018.

•
Effective March 24, 2016, we entered into an amendment to our SSTL that, among other things, removed in their entirety or amended certain financial covenants for the remaining term of the SSTL. The amendment also required a prepayment of $6.3 million on May 31, 2016, with additional prepayments of the same amount due on July 29, 2016 and September 30, 2016. On December 5, 2016, we entered into an Amended and Restated Senior Secured Term Loan Facility Agreement (the Amended and Restated Agreement). The Amended and Restated Agreement established a new SSTL with a borrowing capacity of $335.0 million and a maturity date of December 5, 2020.

•	On March 31, 2016, we increased the borrowing capacity of our OFAF advance financing facility from $150.0 million to $160.0 million. On June 10, 2016, we renewed this facility for an additional year.

•
On March 31, 2016, we increased the borrowing capacity of our OSART III advance financing facility from $75.0 million to $90.0 million. On December 15, 2016, we extended the term of the facility for an additional year and reduced the maximum borrowing capacity from $90.0 million to $75.0 million.

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

•
On November 28, 2016, we extended the term of a $200.0 million Lending warehouse facility to January 31, 2017. On January 31, 2017, the term of this agreement was further extended to February 28, 2017.

•
On December 5, 2016, we completed a debt-for-debt exchange offer whereby we issued $346.9 million aggregate principal amount of 8.375% senior secured second lien notes due 2022 in exchange for $346.9 million aggregate principal amount (or 99.1%) of our 6.625% senior unsecured notes due 2019.

Our liquidity forecast requires management to use judgment and estimates and includes factors that may be beyond our control. Additionally, our business has been undergoing substantial change, which has magnified the uncertainties that are inherent in the forecasting process. Our actual results could differ materially from our estimates. If we were to default under any of our debt agreements, it could become very difficult for us to renew, replace or extend some or all of our debt agreements. Challenges to our liquidity position could have a material adverse effect on our operating results and financial condition and could cause us to take actions that would be outside the normal course of our operations to generate additional liquidity.

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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	B3	Negative	June 7, 2016
S&P	B	Stable	December 23, 2015
Fitch	B-	Stable	June 21, 2016
Kroll Bond Rating Agency	B+	Stable	January 4, 2016
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
Cash Flows
Our operating cash flow is primarily impacted by operating results, changes in our servicing advance balances, the level of mortgage loan production and the timing of sales and securitizations of mortgage loans. We classify proceeds from the sale of servicing advances, including advances sold in connection with the sale of MSRs, as investing activity. We classify changes in HECM loans held for investment as investing activity and changes in the related HMBS secured financing as financing activities.
Cash flows for the year ended December 31, 2016
Our operating activities provided $474.7 million of cash largely due to $452.4 million of net collections of servicing advances. Net cash paid on loans held for sale during the year was $120.6 million.
Our investing activities used $791.6 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $855.2 million, net cash outflows of $35.0 million in connection with our ACS business and additions to premises and equipment of $33.5 million. Additions to premises and equipment in 2016 were driven largely by investments in technology infrastructure as we have moved to reduce our dependence on third-party service providers. Cash inflows include the receipt of $150.1 million of net proceeds from the sale of MSRs and related advances.
Our financing activities provided $316.2 million of cash. Cash inflows include $1.1 billion received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $230.0 million. Cash outflows include $303.1 million of net repayments on match funded liabilities as a result of advance recoveries and $76.4 million of repayments on the SSTL, including $47.7 million of voluntary and required prepayments. Cash outflows for the year also include the repurchase of 991,985 shares of common stock under our stock repurchase program for $5.9 million prior to its expiration on July 31, 2016.
Cash flows for the year ended December 31, 2015
Our operating activities provided $581.6 million of cash largely due to $531.3 million of net collections of servicing advances and $124.5 million of net cash received on loans held for sale.
Our investing activities provided $280.4 million of cash. Cash inflows include the receipt of $686.8 million of net proceeds from the sale of Agency MSRs and $486.3 million of proceeds from the sale of advances. These cash inflows were largely offset by net cash outflows related to our HECM reverse mortgages of $857.0 million.
Our financing activities used $734.2 million of cash. Cash outflows were primarily comprised of $506.2 million of net repayments on match funded liabilities from net advance recoveries, $878.8 million of repayments on the SSTL, including $865.8 million of required and voluntary prepayments and an $86.1 million net reduction in borrowings under mortgage warehouse facilities used to fund loan originations. These cash outflows were offset by $1.0 billion received in connection with our reverse mortgage securitizations, which are accounted for as secured financings.
Cash flows for the year ended December 31, 2014
Our operating activities provided $352.5 million of cash driven largely by $292.0 million of net collections of servicing advances and by positive earnings after adjusting for non-cash items, offset in part by$216.9 million paid in connection with the NY DFS and Ocwen National Mortgage settlements.
Our investing activities used $958.2 million of cash. Investing activities include net cash outflows in connection with our HECM reverse mortgages of $730.6 million. In addition, we paid $230.5 million in connection with business and asset acquisitions.
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
We have substantially increased our investment in risk management over the last three years. For example, during 2014, we instituted changes to our risk management function by hiring a new Chief Risk Officer and a number of experienced risk managers. We also established a set of management committees to oversee risk and related control functions across the company. The purpose of these committees is to provide a framework for potential issues to be identified, assessed and addressed under the direction of senior executives from our business, finance, risk, compliance, internal audit and law departments, as applicable. The committees have a hierarchical structure to provide for issues to be escalated as required. The most senior committee is the Enterprise Risk Management Committee, which is chaired by the Chief Risk Officer. The Enterprise Risk Management Committee allows for key issues from all management committees to be assessed and addressed by executive management. All business units and overhead functions are subject to unrestricted audits by our internal audit department. Internal audit is granted unrestricted access to our records, physical properties, systems, management and employees in order to perform these audits. The internal audit department reports to the Audit Committee of the Board and assists the Audit Committee in fulfilling its governance and oversight responsibility.
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
Our Market Risk Committee establishes and maintains policies that govern our hedging program, including such factors as our target hedge ratio, the hedge instruments that we are permitted to use in our hedging activities and the counterparties with whom we are permitted to enter into hedging transactions. See Note 16 — Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for additional information regarding our use of derivatives.
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
Fair Value MSRs
We have elected to account for two classes of MSRs at fair value. The first is a class of acquired Agency MSRs, principally originated during 2012, for which we hedged the interest rate risk because the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Effective April 1, 2013, we modified our strategy for managing the risks of the portfolio of loans underlying this class of fair value MSRs and closed out the remaining economic hedge positions associated with this class. We terminated these hedges because we determined that they were ineffective for large movements in interest rates and only assured losses in substantial increasing-rate environments. The second class of MSRs at fair value was designated on January 1, 2015, when we elected fair value accounting for a newly created class of non-Agency MSRs that we previously accounted for using the amortization method.

Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at December 31, 2016 given hypothetical instantaneous parallel shifts in the yield curve. We used December 31, 2016 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$3,339	$(3,523)
Forward MBS trades	(3,336)	3,481
Total loans held for sale and related derivatives	3	(42)

Fair value MSRs (1)	(802)	818
MSRs, embedded in pipeline	(546)	463
Total fair value MSRs	(1,348)	1,281

Total, net	$(1,345)	$1,239

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
Based on December 31, 2016 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $9.9 million resulting from an increase of $23.2 million in annual interest income and an increase of $13.4 million in annual interest expense. The increase in interest expense reflects the effect of our hedging activities, which would offset $5.9 million of the increase in interest on our variable rate debt.

Interest Rate Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates categorized by expected maturity and the related fair value of these instruments at December 31, 2016 and 2015. We use certain assumptions to estimate the expected maturity and fair value of these instruments. We base expected maturities upon contractual maturity and projected repayments and prepayments of principal based on our historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience. Average interest rates are based on the contractual terms of the instrument and, in the case of variable rate instruments, reflect estimates of applicable forward rates. The average presented is the weighted average.

	Expected Maturity Date at December 31, 2016
	2017	2018	2019	2020	2021	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$146,698	$—	$—	$—	$—	$—	$146,698	$146,698
Average interest rate	0.84%	—%	—%	—%	—%	—%	0.84%
Loans held for sale, at fair value	284,632	—	—	—	—	—	284,632	284,632
Average interest rate	3.75%	—%	—%	—%	—%	—%	3.75%
Loans held for sale, at lower of cost or fair value (2)	1,737	—	49	33	497	27,058	29,374	29,374
Average interest rate	11.30%	—%	12.30%	9.10%	7.60%	5.30%	4.90%
Loans held for investment - reverse mortgages	381,944	439,975	426,316	381,425	415,251	1,520,805	3,565,716	3,565,716
Average interest rate	3.89%	4.04%	4.05%	4.07%	4.08%	4.09%	3.76%
Debt service accounts and interest-earning time deposits	46,350	2,526	—	235	165	—	49,276	49,276
Average interest rate	0.64%	6.49%	—%	12.80%	7.65%	—%	1.02%
Total rate-sensitive assets	$861,361	$442,501	$426,365	$381,693	$415,913	$1,547,863	$4,075,696	$4,075,696
Percent of total	21.13%	10.86%	10.46%	9.37%	10.20%	37.98%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities	$780,997	$265,000	$235,000	$—	$—	$—	$1,280,997	$1,275,059
Average interest rate	3.42%	2.77%	2.99%	—%	—%	—%	3.21%
Senior notes	—	—	3,122	—	—	346,878	350,000	355,303
Average interest rate	—%	—%	6.63%	—%	—%	8.38%	8.36%
SSTL and other borrowings (3)	321,656	66,873	16,750	284,750	—	—	690,029	682,703
Average interest rate	3.31%	4.14%	6.00%	6.00%	—%	—%	4.56%
Total rate-sensitive liabilities	$1,102,653	$331,873	$254,872	$284,750	$—	$346,878	$2,321,026	$2,313,065
Percent of total	47.51%	14.30%	10.98%	12.27%	—%	15%	100.00%

	Expected Maturity Date at December 31, 2016 (Notional Amounts)
	2017	2018	2019	2020	2021	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative Assets:
Interest rate caps	$555,000	$400,000	$—	$—	$—	$—	$955,000	$1,836
Average strike rate	2.04%	0.85%	—%	—%	—%	—%	1.54%
Forward MBS trades	609,177	—	—	—	—	—	$609,177	$(614)
Average coupon	3.26%	—%	—%	—%	—%	—%	3.26%
IRLCs	360,450	—	—	—	—	—	360,450	6,507
Total derivative assets	1,524,627	400,000	—	—	—	—	1,924,627	7,729
Forward LIBOR curve (4)	0.98%	1.56%	1.96%	2.17%	2.38%	2.62%

	Expected Maturity Date at December 31, 2015
	2016	2017	2018	2019	2020	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$67,001	$—	$—	$—	$—	$—	$67,001	$67,001
Average interest rate	0.92%	—%	—%	—%	—%	—%	0.92%
Loans held for sale, at fair value	309,054	—	—	—	—	—	309,054	309,054
Average interest rate	4.11%	—%	—%	—%	—%	—%	4.11%
Loans held for sale, at lower of cost or fair value (2)	1,704	69	93	383	437	102,306	104,992	104,992
Average interest rate	11.97%	12.27%	8.29%	10.17%	7.75%	4.42%	4.59%
Loans held for investment - reverse mortgages	213,928	280,883	275,925	243,516	274,887	1,199,114	2,488,253	2,488,253
Average interest rate	3.21%	3.45%	3.45%	3.46%	3.46%	3.48%	3.43%
Debt service accounts and interest-earning time deposits	91,252	—	—	—	—	—	91,252	91,252
Average interest rate	1.13%	—%	—%	—%	—%	—%	1.13%
Total rate-sensitive assets	$682,939	$280,952	$276,018	$243,899	$275,324	$1,301,420	$3,060,552	$3,060,552
Percent of total	22.31%	9.18%	9.02%	7.97%	9.00%	42.52%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities	$1,184,049	$400,000	$—	$—	$—	$—	$1,584,049	$1,581,786
Average interest rate	3.04%	3.48%	—%	—%	—%	—%	3.15%
Senior notes	—	—	—	350,000	—	—	350,000	318,063
Average interest rate	—%	—%	—%	6.63%	—%	—%	6.63%
SSTL and other borrowings (3)	398,320	13,000	372,454	—	—	—	783,774	783,276
Average interest rate	3.29%	5.50%	5.50%	—%	—%	—%	4.38%
Total rate-sensitive liabilities	$1,582,369	$413,000	$372,454	$350,000	$—	$—	$2,717,823	$2,683,125
Percent of total	58.22%	15.20%	13.70%	12.88%	—%	—%	100.00%

	Expected Maturity Date at December 31, 2015 (Notional Amounts)
	2016	2017	2018	2019	2020	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative Assets:
Interest rate caps	$733,333	$1,376,667	$—	$—	$—	$—	$2,110,000	$2,042
Average strike rate	2.05%	1.49%	—%	—%	—%	—%	3.00%
Forward MBS trades	632,720	—	—	—	—	—	632,720	295
Average coupon	3.43%	—%	—%	—%	—%	—%	3.43%
IRLCs	278,317	—	—	—	—	—	278,317	6,080
Total derivative assets	$1,644,370	$1,376,667	$—	$—	$—	$—	$3,021,037	$8,122
Forward LIBOR curve (4)	0.43%	1.03%	1.57%	1.80%	2.02%	2.22%

(1)	See Note 4 — Fair Value to the Consolidated Financial Statements for additional fair value information on financial instruments.

(2)	Net of valuation allowances and including non-performing loans.

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
We estimate how our liquidity needs may be impacted by a number of factors, including fluctuations in asset and liability levels due to our business strategy, changes in our business operations, levels of interest rates and unanticipated events. We also assess market conditions and capacity for debt issuance in the various markets that we access to fund our business needs. Additionally, we have established internal processes to anticipate future cash needs and continuously monitor the availability of funds pursuant to our existing debt arrangements. We address liquidity risk by maintaining committed borrowing capacity in excess of our expected needs and by extending the tenor of our financing arrangements. For example, to fund additional advance obligations, we have typically “upsized” existing advance facilities or entered into new advance facilities in anticipation of the funding obligation and then pledged additional advances to support the borrowing. In general, we finance our operations through operating cash flow, advance financing facilities and other secured borrowings. See “Liquidity and Capital Resources” for additional discussion of liquidity.
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
We have annual Risk Control Self-Assessment (RCSA) programs in which we map company-wide business processes in order to identify risks and related controls in each process. Controls are tested for efficiency and efficacy and improved, if necessary. We monitor these risks and controls through risk coverage teams and quality assurance metrics.
In addition, we also have established policies and control frameworks designed to provide a sound and well-controlled operational environment. We mandate training for our employees in respect to these policies, require business line change control oversight and process, and we conduct operating reviews on a regular basis. All risk issues identified by any source are tracked in our Governance, Risk and Compliance (GRC) system. Remediation and assurance testing are also tracked in our GRC system. We also have several channels for employees to report operational and/or technological issues affecting their operations to management, the operational risk or compliance teams or the Board.
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
Information Security Risk oversight is performed by our Chief Information Security Officers who reports directly to the Chief Risk Officer. Ocwen’s information security plans are developed to meet or exceed Federal Financial Institutions Examination Council standards.
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

Credit Risk
Consumer Credit Risk
The credit-related risks inherent in maintaining a mortgage loan portfolio as an investment tend to impact us less than a typical long-term investor because we generally sell the mortgage loans that we originate in the secondary market shortly after origination through GSE and Ginnie Mae guaranteed securitizations and whole loan transactions. We are exposed to early payment defaults from the time that we originate a loan to the time that the loan is sold in the secondary market or shortly thereafter. Early payment defaults are monitored and loans are audited by our quality assurance teams for origination defects. Our exposure to early payment defaults remains very limited and we do not anticipate material losses from this exposure.
Even though we have very limited payment default exposure on the loans we sell in the secondary market, we have loan repurchase and indemnification obligations arising from potential breaches of the representation and warranty provisions of our loan sales agreements. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and we may bear any subsequent loss on the mortgage loan. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss, except in very limited circumstances.
Recent legislative initiatives require us to retain, subject to certain exceptions, a minimum beneficial interest in RMBS or other securitizations that are sponsored by us.  Under Dodd-Frank Act’s credit risk retention rule, we are required to retain not less than 5 percent of the credit risk of the assets collateralizing such securitizations that we sponsor , subject to certain exemptions. Ocwen currently securitizes all of its originated loans to the GSE’s or Ginnie Mae, and these programs are exempt under current regulations.
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
Consumer credit risk also affects the market value and profitability of our mortgage servicing portfolio. When a mortgage loan that is in a securitization is in foreclosure, we are generally required to continue to advance delinquent principal and interest to the securitization trust and to make advances for delinquent taxes and insurance, foreclosure costs and the upkeep of vacant property in foreclosure to the extent that we determine that such amounts are recoverable. We use servicing advance financing facilities to fund a portion of our advance obligations. We repay the borrowed funds when the servicing advance receivable securing the borrowing is repaid, which is when the delinquency is resolved or when the property collateralizing the loan we service is liquidated through a foreclosure or REO sale. Therefore, servicing costs are generally higher on higher credit risk loans. In addition, higher credit risk loans are generally affected to a greater extent by an economic downturn or a deterioration of the housing market. An increase in delinquencies and foreclosure rates generally results in increased interest expense on advances and higher operating expenses, which decreases the value of our servicing portfolio. We endeavor to closely track the credit risk profile of our servicing portfolio with a view to ensuring that changes in portfolio credit risk are identified on a timely basis.

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
Counterparty credit risk exists with our third-party originators from whom we purchase originated mortgage loans. The third-party originators make certain representations and warranties to us when we acquire the mortgage loan from them, and they agree to reimburse us for losses incurred due to an origination defect. We become exposed to losses for origination defects if the third-party originator is not able to reimburse us for losses incurred for indemnification or repurchase. We mitigate this risk by monitoring purchase levels from our third-party originators (to reduce concentration risk), by performing regular quality control reviews of the third-party originators’ underwriting standards and by regular reviews of the creditworthiness of third-party originators.
The mortgaged properties securing the residential loans that we service are geographically dispersed throughout all 50 states, the District of Columbia and two U.S. territories. The five largest concentrations of properties are located in California, Florida, Texas, New York and Illinois which, taken together, comprise 40% of the number of loans serviced at December 31, 2016. California has the largest concentration with 14% of the total loans serviced.
CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of December 31, 2016:

	Less Than One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Senior secured term loan and other secured borrowings (1)	$321,656	$83,623	$284,750	$—	$690,029
Senior notes (1)	—	3,122	—	346,878	350,000
Contractual interest payments (2)	49,393	99,752	102,312	—	251,457
Originate/purchase mortgages or securities	361,188	—	—	—	361,188
Reverse mortgage equity draws (3)	956,693	34,173	—	—	990,866
Operating leases	14,037	15,468	4,308	1,184	34,997
	$1,702,967	$236,138	$391,370	$348,062	$2,678,537

(1)
Amounts are exclusive of any related discount or unamortized debt issuance costs. Excludes match funded liabilities and borrowings under mortgage loan warehouse facilities as these represent debt where the holders only have recourse to the assets that collateralize the debt and such assets are not available to satisfy general claims against Ocwen. Also excludes financing liabilities that result from sales of assets that do not qualify as sales for accounting purposes and, therefore, are accounted for as secured financings. See Note 13 — Borrowings to the Consolidated Financial Statements for additional information related to these excluded borrowings.

(2)	Represents estimated future interest payments on senior notes, SSTL and other secured borrowings, based on applicable interest rates as of December 31, 2016.

(3)
Represents additional equity draw obligations in connection with reverse mortgage loans originated or purchased by Liberty. Because these draws can be made in their entirety, we have classified them as due in less than one year at December 31, 2016.

As of December 31, 2016, we had gross unrecognized tax benefits of $17.0 million and an additional $6.2 million for gross interest and penalties classified as liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities, including whether or not these tax liabilities will be paid; therefore, such amounts are not included in the above contractual obligation table.
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
The underlying trends for loan repurchases and indemnifications are volatile, and there is significant uncertainty regarding our expectations of future loan repurchases and indemnifications and related loss severities. Due to the significant uncertainties surrounding estimates related to future repurchase and indemnification requests by investors and insurers as well as uncertainties surrounding home prices, it is possible that our exposure could exceed our recorded mortgage loan repurchase and indemnification liability. Our estimate of the mortgage loan repurchase and indemnification liability considers the current macro-economic environment and recent repurchase trends; however, if we experience a prolonged period of higher repurchase and indemnification activity or a decline in home values, then our realized losses from loan repurchases and indemnifications may ultimately be in excess of our recorded liability. Given the levels of realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of our recorded liability. See Note 2 — Securitizations and Variable Interest Entities, Note 14 — Other Liabilities and Note 26 — Contingencies to the Consolidated Financial Statements for additional information.
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
VIEs. If we determine that we are the primary beneficiary of a VIE, we include the VIE in our consolidated financial statements. We have interests in VIEs that we do not consolidate because we have determined that we are not the primary beneficiary of the VIEs. In addition, we have transferred forward and reverse mortgage loans in transactions accounted for as sales or as secured borrowings for which we retain the obligation for servicing and for standard representations and warranties on the loans. See Note 2 — Securitizations and Variable Interest Entities to the Consolidated Financial Statements for additional information.
Derivatives. We record all derivatives at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 16 — Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for additional information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the date of the financial statements. Our significant accounting policies are described in Note 1 — Organization, Business Environment, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. We have processes in place to monitor these judgments and assumptions, and management is required to review critical accounting policies and estimates with the Audit Committee of the Board of Directors.
Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain instruments and to determine fair value disclosures. Refer to Note 4 — Fair Value to the Consolidated Financial Statements for the fair value hierarchy, descriptions of valuation methodologies used to measure significant assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. We follow the fair value hierarchy in order to prioritize the inputs utilized to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.
The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs at December 31:

	2016	2015
Loans held for sale	$314,006	$414,046
Loans held for investment - Reverse mortgages	3,565,716	2,488,253
MSRs - recurring basis	679,256	761,190
MSRs - nonrecurring basis, net (1)	144,783	129,120
Derivative assets	9,279	8,417
Mortgage-backed securities	8,342	7,985
U.S. Treasury notes	2,078	—
Assets at fair value	$4,723,460	$3,809,011
As a percentage of total assets	62%	52%
Financing liabilities	$3,911,488	$2,933,066
Derivative liabilities	1,550	—
Liabilities at fair value	$3,913,038	$2,933,066
As a percentage of total liabilities	56%	45%
Assets at fair value using Level 3 inputs	$4,429,307	$3,493,582
As a percentage of assets at fair value	94%	92%
Liabilities at fair value using Level 3 inputs	$3,911,488	$2,933,066
As a percentage of liabilities at fair value	100%	100%

(1)
The balance represents our impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a nonrecurring basis. The carrying value of this stratum is net of a valuation allowance of $28.2 million and $17.3 million at December 31, 2016 and 2015, respectively.

Assets at fair value using Level 3 inputs increased during 2016 primarily due to reverse mortgage originations. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings. Our net economic exposure to Loans held for investment - Reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing. We have various internal controls in place to ensure the appropriateness of fair value measurements. Significant fair value measures are subject to analysis and management review and approval. Additionally, we utilize a number of operational controls to ensure the results are reasonable, including comparison, or “back testing,” of model results against actual performance and monitoring the market for recent trades, including our own price discovery in connection with potential and completed sales, and other market information that can be used to benchmark inputs or outputs. Considerable judgment is used in forming conclusions about Level 3 inputs such as interest rate movements, prepayment speeds, delinquencies, credit losses and discount rates. Changes to these inputs could have a significant effect on fair value measurements.
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
We recognized $10.8 million of impairment charges on our government-insured MSRs during 2016, as the fair value for this stratum declined to less than its carrying value. This impairment was primarily due to lower interest rates. The carrying value of this stratum at December 31, 2016 was $144.8 million, net of the valuation allowance of $28.2 million. We recognize MSR impairment charges in Servicing and origination expense in the Consolidated Statements of Operations.
The determination of the fair value of MSRs requires management judgment due to the number of assumptions that underlie the valuation. We estimate the fair value of our MSRs using a process based upon the use of independent third-party valuation experts and supported by commercially available discounted cash flow models and analysis of current market data. The key assumptions used in the valuation of these MSRs include prepayment speeds, loan delinquency, cost to service and discount rates.
The following table provides the range of key assumptions and weighted average (expressed as a percentage of UPB) by stratum projected for the five-year period beginning December 31, 2016:

	Conventional	Government-Insured	Non-Agency
Prepayment speed
Range	6.0% to 11.0%	8.3% to 15.7%	13.4% to 22.6%
Weighted average	8.8%	11.6%	16.8%
Delinquency
Range	6.1% to 7.5%	14.9% to 16.8%	25.3% to 32.8%
Weighted average	6.8%	15.9%	29.6%
Cost to service
Range	$86 to $90	$130 to $139	$213 to 318
Weighted average	$87	$134	$281
Discount rate	9.1%	9.1%	14.5%
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

The following table provides information related to the sensitivity of our MSR fair value estimate to a 10% adverse change in key valuation inputs as of December 31, 2016:

	Conventional	Government-Insured	Non-Agency
Prepayment speed	$(23,663)	$(15,532)	$(63,516)
Delinquency	(59)	(8,222)	(67,726)
Cost to service	(7,797)	(8,871)	(88,149)
Discount rate	(13,029)	(6,270)	(18,530)
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
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we gave more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. As discussed in Item 1, Business, we are diversifying our strategic focus due to both regulatory and market-based factors affecting the Servicing business, and we believe our residential mortgage lending business and other new business lines such as ACS will be our primary driver of growth for the future.
For the three-year period ended December 31, 2016, the USVI filing jurisdiction is in a material cumulative loss position despite having cumulative income incurred over the three-year period ended December 31, 2015. The significant driver of the previous cumulative income position was the positive income earned during 2013 when our business was growing rapidly through acquisitions of MSRs and our lending operations were comparatively less important to our overall business. There has also been a significant increase in monitoring costs required by regulators that has been a key factor impacting our Servicing business profitability. As a result, we intend to transform Ocwen over time by reinvesting cash flows generated by the Servicing business to grow not only our residential mortgage lending business but also to grow other new business lines, which we believe can diversify our income profile and drive Ocwen’s to profitability. Accordingly, we do not believe that our historical USVI sourced profitability is as indicative of our ability to generate income in future years as it was previously. Additionally, the U.S. jurisdiction is in a three-year cumulative loss position as of December 31, 2016 due to poor operating results for 2016 and 2015 in addition to the significant goodwill impairment and NY DFS settlement in 2014. However, it is anticipated that future business changes due to regulatory requirements and new lines of business should slowly, if at all, increase profits in the US. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, we recorded a valuation allowance of $95.5 million and $84.5 million on our U.S. deferred tax assets at December 31, 2016 and 2015, respectively, and a valuation allowance of $36.2 million and $31.6 million on our USVI deferred tax assets at December 31, 2016 and 2015, respectively. The U.S. and USVI jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of profitability that we are able to achieve.
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

Going Concern
In accordance with ASC 205-40, Presentation of Financial Statements - Going Concern, we evaluate whether there are conditions that are known or reasonably knowable that raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued. We perform a detailed review and analysis of relevant quantitative and qualitative information from across our organization in connection with this evaluation. To support this effort, senior management from key business units reviews and assesses the following information:

•
our current financial condition, including liquidity sources at the date that the financial statements are issued (e.g., available liquid funds and available access to credit, including covenant compliance);

•
our conditional and unconditional obligations due or anticipated within one year after the date that the financial statements are issued (regardless of whether those obligations are recognized in our financial statements);

•
funds necessary to maintain operations considering our current financial condition, obligations and other expected cash flows within one year after the date that the financial statements are issued (i.e., financial forecasting); and

•
other conditions and events, when considered in conjunction with the above items, that may adversely affect our ability to meet obligations within one year after the date that the financial statements are issued (e.g., negative financial trends, indications of possible financial difficulties, internal matters such as a need to significantly revise operations and external matters such as adverse regulatory/legal proceedings or rating agency decisions).

If such conditions exist, management evaluates its plans that when implemented would mitigate the condition(s) and alleviate the substantial doubt about our ability to continue as a going concern. Such plans are considered only if information available as of the date that the financial statements are issued indicates both of the following are true:

•	it is probable management’s plans will be implemented within the evaluation period; and

•
it is probable management’s plans, when implemented individually or in the aggregate, will mitigate the condition(s) that raise substantial doubt about our ability to continue as a going concern in the evaluation period.

Our evaluation of whether it is probable that management’s plans will be effectively implemented within the evaluation period is based on the feasibility of implementation of management’s plans in light of our specific facts and circumstances.
Our evaluation of whether it is probable that our plans, individually or in the aggregate, will be implemented in the evaluation period involves a degree of judgment, including about matters that are, to different degrees, uncertain.
RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
Listed below are recent Accounting Standards Updates (ASU) that we adopted on January 1, 2017. Our adoption of these standards did not have a material impact on our Consolidated Financial Statements.

•	ASU 2015-17: Income Taxes: Balance Sheet Classification of Deferred Taxes

•	ASU 2016-05: Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

•	ASU 2016-06: Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments

•	ASU 2016-07: Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting

•	ASU 2016-09: Compensation - Stock Compensation: Improvements to Employee Shared-Based Payment Accounting

•	ASU 2016-17: Consolidation: Interests Held through Related Parties That Are under Common Control
In addition to the above recently issued ASUs, listed below are ASUs that we adopted in 2016. None of these pronouncements had a material effect on our Consolidated Financial Statements.

•	ASU 2014-13: Consolidation - Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

•	ASU 2014-15: Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

•	ASU 2014-16: Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

•	ASU 2015-01: Income Statement - Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
•ASU 2015-02: Consolidation - Amendments to the Consolidation Analysis
•ASU 2015-03: Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs

•	ASU 2015-05: Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

•
ASU 2015-15: Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements -- Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting

•	ASU 2016-19: Technical Corrections and Improvements
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
Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that evaluation, our management concluded that, as of December 31, 2016, internal control over financial reporting is effective based on criteria established in Internal Control—Integrated Framework issued by the COSO.
The effectiveness of Ocwen’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
There was no information required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K that was not so reported.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information contained under the captions “Election of Directors-Nominees for Director,” “Executive Officers Who Are Not Directors,” “Board of Directors and Corporate Governance-Committees of the Board of Directors-Audit Committee”, “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters-Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance-Code of Ethics” in our definitive Proxy Statement with respect to our 2017 Annual Meeting, which we intend to file with the SEC no later than April 30, 2017.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information contained under the captions “Executive Compensation” and “Board of Directors Compensation” in our definitive Proxy Statement with respect to our 2017 Annual Meeting, which we intend to file with the SEC no later than April 30, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters-Beneficial Ownership of Equity Securities” and “Equity Compensation Plan Information” in our definitive Proxy Statement with respect to our 2017 Annual Meeting, which we intend to file with the SEC no later than April 30, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information contained under the captions “Board of Directors and Corporate Governance-Independence of Directors” and “Business Relationships and Related Transactions” in our definitive Proxy Statement with respect to our 2017 Annual Meeting, which we intend to file with the SEC no later than April 30, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information contained under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement with respect to our 2017 Annual Meeting, which we intend to file with the Securities and Exchange Commission no later than April 30, 2017.
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

	3.1	Amended and Restated Articles of Incorporation (6)
	3.2	Articles of Amendment to Articles of Incorporation (7)
	3.3	Articles of Amendment to Articles of Incorporation (7)
	3.4	Articles of Amendment to Articles of Incorporation (8)
	3.5	Articles of Correction (8)
	3.6	Articles of Amendment to Articles of Incorporation, Articles of Designation, Preferences and Rights of Series A Perpetual Convertible Preferred Stock (9)
	3.7	Amended and Restated Bylaws of Ocwen Financial Corporation (10)
	4.1	Form of Certificate of Common Stock (6)
	4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7
	4.3	Indenture, dated as of May 12, 2014, between Ocwen Financial Corporation and The Bank of New York Mellon Trust Company, N.A. (11)
	4.4	Registration Rights Agreement, dated May 12, 2014, between Ocwen Financial Corporation and Barclays Capital Inc. (11)
	4.5	Indenture, dated as of December 5, 2016, among Ocwen Loan Servicing, LLC, Ocwen Financial Corporation, the other guarantors named therein and Wilmington Trust, National Association (29)
	10.1*	Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (12)
	10.2*	Ocwen Financial Corporation 1998 Annual Incentive Plan, as amended (13)
	10.3*	Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (14)
	10.4*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (15)
	10.5*	Ocwen Financial Corporation 2007 Equity Incentive Plan, dated May 10, 2007 (16)
	10.6*	Ocwen Mortgage Servicing, Inc. Amended and Restated 2013 Preferred Stock Plan (7)
	10.7	Tax Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
	10.8	Employee Matters Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
	10.9	Technology Products Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
	10.10	Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
	10.11	Data Center and Disaster Recovery Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
	10.12	Intellectual Property Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)

10.13	Support Services Agreement, dated as of August 10, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (17)
10.14	Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (18)
10.15	Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (18)
10.16	Data Center and Disaster Recovery Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (18)
10.17	Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (18)
10.18	First Amendment to Support Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (18)
10.19	First Amendment to Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (18)
10.20	First Amendment to Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (18)
10.21	First Amendment to Data Center and Disaster Recovery Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (18)
10.22	First Amendment to Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (18)
10.23	Second Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (5)
10.24	Second Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation Altisource Solutions S.à r.l. (5)
10.25	Second Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (5)
10.26	Second Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (5)
10.27	First Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (5)
10.28	First Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (5)
10.29	First Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (5)
10.30	First Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (5)
10.31	Third Amendment to Services Agreement, dated as of July 24, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (7)
10.32	Second Amendment to Services Agreement dated July 24, 2013 by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (7)
10.33	First Amended and Restated Support Services Agreement dated September 12, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (7)
10.34	Agreement dated as of April 12, 2013 by and among Altisource Solutions S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (19)
10.35	Master Servicing Rights Purchase Agreement, dated October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (7)
10.36	Master Subservicing Agreement, dated October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (7)
10.37	Amendment to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of December 26, 2012 (filed herewith)
10.38
Sale Supplement, dated as of July 1, 2013, to the Master Servicing Rights Purchase Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (20)

10.39	Subservicing Supplement, dated as of July 1, 2013, to the Master Subservicing Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings LLC (20)

10.40
Amendment, dated as of September 30, 2013, to the Sale Supplement, dated as of July 1, 2013, to the Master Servicing Rights Purchase Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (21)

10.41
Amendment, dated as of September 30, 2013, to the Subservicing Supplement, dated as of July 1, 2013, to the Master Subservicing Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings LLC (21)

10.42
Amendment, dated as of February 4, 2014, to the Sale Supplement dated as of July 1, 2013, the Sale Supplement dated February 10, 2012 and various other sale supplements, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (7)

10.43
Amendment, dated as of February 4, 2014, to the Subservicing Supplement dated as of July 1, 2013, the Subservicing Supplement dated as of February 10, 2012 and various other subservicing supplements, among Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (7)

10.44	Amendment No. 2 to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of April 6, 2015 (22)
10.45	February 17, 2017 Amendment to the Master Servicing Rights Purchase Agreement and Sale Supplements (filed herewith)
10.46	Guarantee between Ocwen Financial Corporation and OneWest Bank, FSB dated as of June 13, 2013 (4)
10.47
Amended and Restated Senior Secured Term Loan Facility Agreement, dated as of December 5, 2016, by and among Ocwen Loan Servicing, LLC, as Borrower, Ocwen Financial Corporation, as Parent, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (29)

10.48	Pledge and Security Agreement dated as of February 15, 2013 between each of the Grantor Parties thereto, and Barclays Bank PLC, as Collateral Agent (23)
10.49	Second Lien Notes Pledge and Security Agreement, dated as of December 5, 2016, among each of the grantors named therein and Wilmington Trust, National Association (29)
10.50*
Junior Priority Intercreditor Agreement, dated as of December 5, 2016, among Ocwen Loan Servicing, LLC, Ocwen Financial Corporation, the other grantors named therein, Barclays Bank PLC and Wilmington Trust, National Association (29)

10.51*	Description of USVI Relocation Package of Ocwen Mortgage Servicing, Inc. (25)
10.52	Reference is made to Exhibit 4.3
10.53	Reference is made to Exhibit 4.4
10.54
Consent Order pursuant to New York Banking Law §44, dated December 19, 2014, between Ocwen Financial Corporation, Ocwen Loan Servicing, LLC, and the New York State Department of Financial Services (26)

10.55*	Retirement Agreement, dated as of January 16, 2015, by and among Ocwen Financial Corporation, Ocwen Mortgage Servicing, Inc. and William C. Erbey. (27)
10.56	Form of Indemnification Agreement (28)
10.57	Form of Undertaking to Repay Advancement of Indemnification Expenses (28)
11.1	Computation of earnings per share (30)
12.1	Ratio of earnings to fixed charges (filed herewith)
21.1	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99.1	Consent Judgment dated February 26, 2014 of the United States District Court for the District of Columbia (7)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	Management contract or compensatory plan or agreement.

†
The schedules referenced in the Merger Agreement and the Asset Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any referenced schedules will be furnished supplementally to the SEC upon request.

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

(13)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2016.

(14)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2000.

(15)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(16)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2007 Annual Meeting of Shareholders as filed with the SEC on March 30, 2007.

(17)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on August 16, 2012.

(18)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on October 5, 2012.

(19)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on April 18, 2013.

(20)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on July 8, 2013.

(21)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.

(22)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on April 6, 2015.

(23)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on February 19, 2013.

(24)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on September 24, 2013.

(25)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014.

(26)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on December 22, 2014.

(27)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on January 20, 2015.

(28)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on March 26, 2015.

(29)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on December 6, 2016.

(30)	Incorporated by reference from “Note 20 — Basic and Diluted Earnings (Loss) per Share” of our Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Ronald M. Faris
Ronald M. Faris
President and Chief Executive Officer (duly authorized representative)
Date: February 22, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Phyllis R. Caldwell	Date: February 22, 2017
Phyllis R. Caldwell, Chair of the Board of Directors

/s/ Ronald M. Faris	Date: February 22, 2017
Ronald M. Faris, President, Chief Executive Officer and Director (principal executive officer)

/s/ Alan J. Bowers	Date: February 22, 2017
Alan J. Bowers, Director

/s/ Jacques J. Busquet	Date: February 22, 2017
Jacques J. Busquet, Director

/s/ Carol J. Galante	Date: February 22, 2017
Carol J. Galante, Director

/s/ Ronald J. Korn	Date: February 22, 2017
Ronald J. Korn, Director

/s/ Robert A. Salcetti	Date: February 22, 2017
Robert A. Salcetti, Director

/s/ DeForest B. Soaries, Jr	Date: February 22, 2017
DeForest B. Soaries, Jr, Director

/s/ Michael R. Bourque, Jr.	Date: February 22, 2017
Michael R. Bourque, Jr., Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Catherine M. Dondzila	Date: February 22, 2017
Catherine M. Dondzila, Senior Vice President and Chief Accounting Officer (principal accounting officer)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2016

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ocwen Financial Corporation:
We have audited the accompanying consolidated balance sheets of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ocwen Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ocwen Financial Corporation:
We have audited the internal control over financial reporting of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 22, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 22, 2017

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2016	December 31, 2015
Assets
Cash	$256,549	$257,272
Mortgage servicing rights ($679,256 and $761,190 carried at fair value)	1,042,978	1,138,569
Advances, net	257,882	444,298
Match funded advances (related to variable interest entities (VIEs))	1,451,964	1,706,768
Loans held for sale ($284,632 and $309,054 carried at fair value)	314,006	414,046
Loans held for investment - Reverse mortgages, at fair value	3,565,716	2,488,253
Receivables, net	265,720	286,981
Deferred tax assets, net	2,732	—
Premises and equipment, net	62,744	57,626
Other assets ($20,007 and $14,352 carried at fair value)(amounts related to VIEs of $43,331 and $59,278)	435,372	586,495
Total assets	$7,655,663	$7,380,308

Liabilities and Equity
Liabilities
Match funded liabilities (related to VIEs)	$1,280,997	$1,584,049
Financing liabilities ($3,911,488 and $2,933,066 carried at fair value)	4,012,812	3,089,255
Other secured borrowings, net	678,543	762,411
Senior notes, net	346,789	345,511
Other liabilities ($1,550 and $0 carried at fair value)	681,239	744,444
Total liabilities	7,000,380	6,525,670

Commitments and Contingencies (Notes 25 and 26)

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 123,988,160 and 124,774,516 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,240	1,248
Additional paid-in capital	527,001	526,148
Retained earnings	126,167	325,929
Accumulated other comprehensive loss, net of income taxes	(1,450)	(1,763)
Total Ocwen stockholders’ equity	652,958	851,562
Non-controlling interest in subsidiaries	2,325	3,076
Total equity	655,283	854,638
Total liabilities and equity	$7,655,663	$7,380,308

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Revenue
Servicing and subservicing fees	$1,186,620	$1,531,797	$1,894,175
Gain on loans held for sale, net	90,391	134,969	134,297
Other revenues	110,152	74,332	82,853
Total revenue	1,387,163	1,741,098	2,111,325

Expenses
Compensation and benefits	381,340	415,055	415,530
Goodwill impairment loss	—	—	420,201
Amortization of mortgage servicing rights	32,978	99,194	250,375
Servicing and origination	279,801	344,560	202,739
Technology and communications	110,333	154,758	167,053
Professional services	305,586	276,393	326,667
Occupancy and equipment	80,191	112,864	109,179
Other	33,025	75,360	143,464
Total expenses	1,223,254	1,478,184	2,035,208

Other income (expense)
Interest income	19,083	18,320	22,991
Interest expense	(412,583)	(482,373)	(541,757)
Gain on sale of mortgage servicing rights, net	8,492	83,921	—
Gain on extinguishment of debt	—	—	2,609
Other, net	14,738	(12,643)	(3,119)
Total other expense, net	(370,270)	(392,775)	(519,276)

Loss before income taxes	(206,361)	(129,861)	(443,159)
Income tax expense (benefit)	(6,986)	116,851	26,396
Net loss	(199,375)	(246,712)	(469,555)
Net income attributable to non-controlling interests	(387)	(305)	(245)
Net loss attributable to Ocwen stockholders	(199,762)	(247,017)	(469,800)
Preferred stock dividends	—	—	(1,163)
Deemed dividends related to beneficial conversion feature of preferred stock	—	—	(1,639)
Net loss attributable to Ocwen common stockholders	$(199,762)	$(247,017)	$(472,602)

Loss per share attributable to Ocwen common stockholders
Basic	$(1.61)	$(1.97)	$(3.60)
Diluted	$(1.61)	$(1.97)	$(3.60)

Weighted average common shares outstanding
Basic	123,990,700	125,315,899	131,362,284
Diluted	123,990,700	125,315,899	131,362,284

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net loss	$(199,375)	$(246,712)	$(469,555)

Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income (1) (2)	313	6,650	1,734
Other	—	—	4
Total other comprehensive income, net of income taxes	313	6,650	1,738

Comprehensive loss	(199,062)	(240,062)	(467,817)
Comprehensive income attributable to non-controlling interests	(387)	(305)	(245)
Comprehensive loss attributable to Ocwen stockholders	$(199,449)	$(240,367)	$(468,062)

(1)	These losses are reclassified to Other, net in the Consolidated Statements of Operations.

(2)	Net of income tax expense of $0.02 million, $0.4 million and $0.2 million for 2016, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014
(Dollars in thousands, except per share data)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2013	135,176,271	$1,352	$818,427	$1,002,963	$(10,151)	$—	$1,812,591
Net income (loss)	—	—	—	(469,800)	—	245	(469,555)
Preferred stock dividends ($18.75 per share)	—	—	—	(1,163)	—	—	(1,163)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(1,639)	—	—	(1,639)
Conversion of preferred stock	1,950,296	20	61,980	—	—	—	62,000
Repurchase of common stock	(12,370,692)	(124)	(382,363)	—	—	—	(382,487)
Exercise of common stock options	434,054	4	(74)	—	—	—	(70)
Equity-based compensation and other	25,686	—	17,224	—	—	—	17,224
Non-controlling interest in connection with the acquisition of a controlling interest in Ocwen Structured Investments, LLC	—	—	—	—	—	2,526	2,526
Other comprehensive income, net of income taxes	—	—	—	—	1,738	—	1,738
Balance at December 31, 2014	125,215,615	1,252	515,194	530,361	(8,413)	2,771	1,041,165
Net income (loss)	—	—	—	(247,017)	—	305	(246,712)
Cumulative effect of fair value election - Mortgage servicing rights, net of taxes	—	—	—	42,585	—	—	42,585
Repurchase of common stock	(625,705)	(6)	(4,136)	—	—	—	(4,142)
Exercise of common stock options	89,664	1	518	—	—	—	519
Equity-based compensation and other	94,942	1	14,572	—	—	—	14,573
Other comprehensive income, net of income taxes	—	—	—	—	6,650	—	6,650
Balance at December 31, 2015	124,774,516	1,248	526,148	325,929	(1,763)	3,076	854,638
Net income (loss)	—	—	—	(199,762)	—	387	(199,375)
Repurchase of common stock	(991,985)	(10)	(5,880)	—	—	—	(5,890)
Exercise of common stock options	69,805	1	441	—	—	—	442
Equity-based compensation and other	135,824	1	6,292	—	—	—	6,293
Capital distribution to non-controlling interest	—	—	—	—	—	(1,138)	(1,138)
Other comprehensive income, net of income taxes	—	—	—	—	313	—	313
Balance at December 31, 2016	123,988,160	$1,240	$527,001	$126,167	$(1,450)	$2,325	$655,283

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(199,375)	$(246,712)	$(469,555)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment loss	—	—	420,201
Amortization of mortgage servicing rights	32,978	99,194	250,375
Loss on valuation of mortgage servicing rights, at fair value	80,238	98,173	22,068
Impairment of mortgage servicing rights	10,813	17,341	—
Gain on sale of mortgage servicing rights, net	(8,492)	(83,921)	—
Realized and unrealized losses on derivative financial instruments	1,724	8,419	2,643
Provision for bad debts	81,079	101,226	84,751
Depreciation	25,338	19,159	21,910
Amortization of debt discount	4,177	2,680	1,318
Amortization of debt issuance costs	25,662	22,664	5,139
Gain on extinguishment of debt	—	—	(2,609)
Provision for valuation allowance on deferred tax assets	15,639	97,069	3,601
(Increase) decrease in deferred tax assets other than provision for valuation allowance	(11,119)	(28,136)	34,241
Equity-based compensation expense	5,181	7,291	10,729
Net gain on valuation of mortgage loans held for investment and HMBS-related borrowings	(26,016)	(7,661)	(6,787)
Gain on loans held for sale, net	(65,649)	(103,112)	(110,300)
Origination and purchase of loans held for sale	(6,090,432)	(5,000,681)	(7,430,340)
Proceeds from sale and collections of loans held for sale	5,969,812	5,125,203	7,345,730
Changes in assets and liabilities:
Decrease in advances and match funded advances	452,435	531,313	291,989
Decrease (increase) in receivables and other assets, net	181,835	46,463	(37,394)
Decrease in other liabilities	(7,147)	(109,511)	(94,508)
Other, net	(4,020)	(14,882)	9,322
Net cash provided by operating activities	474,661	581,579	352,524

Cash flows from investing activities
Origination of loans held for investment - reverse mortgages	(1,098,758)	(1,008,065)	(816,881)
Principal payments received on loans held for investment - reverse mortgages	243,596	151,107	86,234
Purchase of mortgage servicing rights	(17,356)	(12,355)	(22,488)
Proceeds from sale of mortgage servicing rights	47,044	686,838	287
Acquisition of advances in connection with the purchase of mortgage servicing rights	—	—	(85,521)
Acquisition of advances in connection with the purchase of loans	—	—	(60,482)
Proceeds from sale of advances and match funded advances	103,017	486,311	1,054
Issuance of automotive dealer financing notes	(100,722)	—	—
Collections of automotive dealer financing notes	65,688	—	—
Additions to premises and equipment	(33,518)	(37,487)	(11,430)
Cash paid to acquire ResCap Servicing Operations (a component of Residential Capital, LLC)	—	—	(54,220)
Net cash paid to acquire controlling interest in Ocwen Structured Investments, LLC	—	—	(7,833)
Distribution of capital from unconsolidated entities	—	—	6,572
Other	(610)	14,021	6,461
Net cash provided by (used in) investing activities	(791,619)	280,370	(958,247)

Cash flows from financing activities
Repayment of match funded liabilities, net	(303,052)	(506,198)	(274,567)
Proceeds from mortgage loan warehouse facilities and other secured borrowings	9,242,671	7,170,831	5,677,291
Repayments of mortgage loan warehouse facilities and other secured borrowings	(9,693,108)	(8,402,758)	(5,809,239)
Proceeds from issuance of senior notes	—	—	350,000
Payment of debt issuance costs	(11,136)	(23,480)	(6,835)
Proceeds from sale of mortgage servicing rights accounted for as a financing	—	—	123,551
Proceeds from sale of reverse mortgages (HECM loans) accounted for as a financing (HMBS-related borrowings)	1,086,795	1,024,361	783,009
Proceeds from sale of advances accounted for as a financing	—	—	88,981
Repurchase of common stock	(5,890)	(4,142)	(382,487)
Payment of preferred stock dividends	—	—	(1,163)
Other	(45)	7,236	8,143
Net cash provided by (used in) financing activities	316,235	(734,150)	556,684

Net increase (decrease) in cash	(723)	127,799	(49,039)
Cash at beginning of year	257,272	129,473	178,512
Cash at end of year	$256,549	$257,272	$129,473

Supplemental cash flow information
Interest paid	$389,638	$470,724	$560,208
Income tax payments, net	19,715	5,706	38,293

Supplemental non-cash investing and financing activities
Exchange of senior unsecured notes for senior secured notes	$346,878	$—	$—
Transfers of loans held for sale to loans held for investment	—	—	110,874
Transfers of loans held for sale to real estate owned	7,675	18,594	8,808
Conversion of Series A preferred stock to common stock	—	—	62,000

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014
(Dollars in thousands, except per share data and unless otherwise indicated)

Note 1 — Organization, Business Environment, Basis of Presentation and Significant Accounting Policies
Organization
Ocwen Financial Corporation (NYSE: OCN) (Ocwen, we, us and our) is a financial services holding company which, through its subsidiaries, originates and services loans. We are headquartered in West Palm Beach, Florida with offices located throughout the United States (U.S.) and in the United States Virgin Islands (USVI) and with operations located in India and the Philippines. Ocwen is a Florida corporation organized in February 1988.
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
We had a total of approximately 9,700 employees at December 31, 2016 of which approximately 6,300 were located in India and approximately 800 were based in the Philippines. Our operations in India and the Philippines provide internal support services, principally to our loan servicing business as well as to our corporate functions. Of our foreign-based employees, more than 80% were engaged in supporting our loan servicing operations as of December 31, 2016.
Business Environment
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, liquidity and financing activities. The ability of management to appropriately address these challenges and uncertainties in a timely manner is critical to our ability to successfully operate and grow our business.
We have incurred net losses in each of the last three years, which has eroded our equity and weakened our financial condition. However, we have generated positive operating cash flow in each of these years. We are reinvesting cash flows generated by our Servicing business to grow not only our residential mortgage lending business but also to grow other new business lines such as our Automotive Capital Services (ACS) business to diversify our income profile and drive improved financial performance. We believe asset generation, through our residential mortgage lending business and our ACS business, will be Ocwen’s primary drivers of growth for the future. We are also focused on improving our operations to enhance customer experiences and improve operating effectiveness, both of which we believe will drive stronger financial performance through lower overall costs and improved customer retention.
In the current regulatory environment, we have faced and expect to continue to face, heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We have entered into a number of regulatory settlements, which subject us to ongoing monitoring or reporting and which have significantly impacted our ability to grow our servicing portfolio. We anticipate resolution of certain matters where we continue to face regulatory challenges and, upon such resolution, we may begin to consider opportunities for growing our servicing portfolio in addition to growing our lending businesses. See Note 24 — Regulatory Requirements and Note 26 — Contingencies for further information regarding regulatory requirements, regulatory settlements and regulatory-related contingencies.
With regard to the current maturities of our borrowings, we have $1.2 billion of debt coming due in the next 12 months, related to our servicing match funded liabilities and our mortgage loan warehouse facilities. Portions of our match funded liabilities and all of our mortgage loan warehouse facilities have 364-day terms consistent with market practice. We have historically renewed these facilities on or before their expiration in the ordinary course of financing our business. We expect to renew, replace or extend all such borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience. See Note 13 — Borrowings for additional information.
Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
Principles of Consolidation
Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP).
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
Reclassifications
As a result of our retrospective adoption on January 1, 2016 of FASB Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, unamortized debt issuance costs that are not related to revolving line-of-credit arrangements have been reclassified from Other assets to Other secured borrowings ($20.0 million) and Senior notes ($4.5 million) on the consolidated balance sheets, resulting in a reduction to Ocwen’s total assets and total liabilities of $24.5 million at December 31, 2015.
Certain amounts in the Consolidated Statements of Cash Flows for 2015 and 2014 have been reclassified to conform to the current year presentation as follows:

•
Within the operating activities section, we reclassified Amortization of debt discount and Net gain on valuation of mortgage loans held for investment and HMBS-related borrowings from Other to new separate line items. In addition, we reclassified amounts related to reverse mortgages from Gain on loans held for sale, net to Other.

•	Within the investing activities section, we reclassified Proceeds from sale of premises and equipment to Other.

•	Within the financing activities section, we reclassified Proceeds from exercise of stock options to Other.
These reclassifications had no impact on our consolidated cash flows from operating, investing or financing activities.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include, but are not limited to, those that relate to fair value measurements, the amortization of mortgage servicing rights, income taxes, the provision for potential losses that may arise from litigation proceedings, representation and warranty and other indemnification obligations, and our going concern evaluation. In developing estimates and assumptions, management uses all available information; however, actual results could materially differ from those estimates and assumptions.
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
An agreement between the various parties to a mortgage securitization transaction typically specifies the rights and obligations of the holder of the MSRs, which include guidelines and procedures for servicing the loans. Two examples of these guidelines and procedures include remittance and reporting requirements. The UPB of the loans underlying the MSRs is not included on our balance sheet.
Custodial accounts, which hold funds representing collections of principal and interest that we receive from borrowers (float balances), are held in escrow by an unaffiliated bank and excluded from our balance sheet.
All newly acquired or retained MSRs are initially measured at fair value. We recognize a servicing liability for those portfolio contracts that are not expected to compensate us adequately for performing the servicing. For this purpose, we define contracts as conventional, government-insured or non-Agency (commonly referred to as non-prime, subprime or private-label loans) based on their general comparability with regard to servicing guidelines, underwriting standards and borrower risk characteristics. Servicing assets are not recognized for subservicing arrangements entered into with the entity that owns the MSRs. Subsequent to acquisition, we account for servicing assets and servicing liabilities using the amortization method or the fair value measurement method. The fair value election is irrevocable and can be made at the beginning of any fiscal year. Additionally, transferring servicing assets and servicing liabilities from a class subsequently measured using the amortization method to a class subsequently measured at fair value is permitted as of the start of any fiscal year. As discussed further in Note 8 — Mortgage Servicing, effective January 1, 2015, we elected fair value accounting for a newly-created class of non-Agency MSRs, which were previously accounted for using the amortization method. Once the fair value election is made for a particular class of MSRs, that election applies to all subsequently acquired or originated servicing assets and liabilities with characteristics consistent with the class. We defined our classes based on our strategy for managing the risks of the underlying portfolios. For certain of the servicing assets, we previously managed the effects of interest rate risk with derivative financial instruments. We elected to account for this class of servicing assets using the fair value measurement method.
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
We establish an allowance for losses through a charge to earnings to the extent that we believe advances are uncollectible under the provisions of each servicing contract taking into consideration our historical collection rates, length of delinquency and the amount of the advance. However, we are generally only obligated to advance funds to the extent that we believe the advances are recoverable from expected proceeds from the loan. We assess collectability using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs.
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
In the case of transfers where either one or both of the power or economic criteria above are not met, we evaluate whether a sale has occurred for accounting purposes. In order to recognize a sale, the transferred assets must be legally isolated, not be constrained by restrictions from further transfer and be deemed to be beyond our control. If the transfer does not meet any of these three criteria, the accounting is consistent with a secured financing as described in the preceding paragraph. In certain situations, we may have continuing involvement in transferred loans through our retained servicing. Additionally, we may have the right, but not the obligation, to buy certain re-performing loans from the purchaser for which we have secured a commitment to re-pool those loans under a Ginnie Mae program. In both cases, transactions involving these situations typically would still be eligible for sale accounting, as we have ceded effective control of these loans to the purchaser. Subsequent to the determination that a transaction does not meet the accounting sale criteria, we may determine that we meet the criteria. In the event we subsequently meet the accounting sale criteria, we derecognize the transferred assets and related liabilities.
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
Premises and Equipment
We report premises and equipment at cost and, except for land, depreciate them over their estimated useful lives on a straight-line basis as follows:

Computer software	2 – 3 years
Computer hardware	3 years
Buildings	40 years
Leasehold improvements	Term of the lease not to exceed useful life
Furniture and fixtures	5 years
Office equipment	5 years
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
If a derivative instrument in a cash flow hedge is terminated or the hedge designation is removed, we reclassify related amounts in accumulated other comprehensive income into earnings in the same period or periods during which the cash flows that were hedged affect earnings. In a period where we determine it is probable that a hedged forecasted transaction will not occur, such as variable-rate interest payments on debt that has been repaid in advance, any related amounts in accumulated other comprehensive income are reclassified into earnings in that period.
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
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Additionally, we adjust deferred taxes to reflect estimated tax rate changes. We conduct periodic evaluations to determine whether it is more likely than not that some or all of our deferred tax assets will not be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that we can implement if warranted. We provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties related to income tax matters in Income tax expense.
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
Going Concern
In accordance with Accounting Standards Codification (ASC) 205-40, Presentation of Financial Statements - Going Concern, we evaluate whether there are conditions that are known or reasonably knowable, such as those discussed in the “Business Environment” section, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued.
We perform a detailed review and analysis of relevant quantitative and qualitative information from across our organization in connection with this evaluation. To support this effort, senior management from key business units reviews and assesses the following information:

•
our current financial condition, including liquidity sources at the date that the financial statements are issued (e.g., available liquid funds and available access to credit, including covenant compliance);

•
our conditional and unconditional obligations due or anticipated within one year after the date that the financial statements are issued (regardless of whether those obligations are recognized in our financial statements);

•
funds necessary to maintain operations considering our current financial condition, obligations and other expected cash flows within one year after the date that the financial statements are issued (i.e., financial forecasting); and

•
other conditions and events, when considered in conjunction with the above items, that may adversely affect our ability to meet obligations within one year after the date that the financial statements are issued (e.g., negative financial trends, indications of possible financial difficulties, internal matters such as a need to significantly revise operations and external matters such as adverse regulatory/legal proceedings or rating agency decisions).

If such conditions exist, management evaluates its plans that when implemented would mitigate the condition(s) and alleviate the substantial doubt about our ability to continue as a going concern. Such plans are considered only if information available as of the date that the financial statements are issued indicates both of the following are true:

•	it is probable management’s plans will be implemented within the evaluation period; and

•
it is probable management’s plans, when implemented individually or in the aggregate, will mitigate the condition(s) that raise substantial doubt about our ability to continue as a going concern in the evaluation period.

Our evaluation of whether it is probable that management’s plans will be effectively implemented within the evaluation period is based on the feasibility of implementation of management’s plans in light of our specific facts and circumstances.
Our evaluation of whether it is probable that our plans, individually or in the aggregate, will be implemented in the evaluation period involves a degree of judgment, including about matters that are, to different degrees, uncertain.

Recently Adopted Accounting Standards
Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (ASU 2014-13)
This ASU requires that when a reporting entity elects the measurement alternative included in this ASU for a consolidated collateralized financing entity, the reporting entity should measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. A collateralized financing entity is a variable interest entity with no more than nominal equity that holds financial assets and issues beneficial interests in those financial assets; the beneficial interests have contractual recourse only to the related assets of the collateralized financing entity and are classified as financial liabilities. Our adoption of this standard on January 1, 2016 did not have a material impact on our consolidated financial statements.
Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15)
This ASU defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, as applicable. In connection with preparing financial statements for each reporting period, an organization’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued, when applicable), based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or are available to be issued, when applicable). We have provided the disclosures required as a result of our adoption of this standard.
Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (ASU 2014-16)
This ASU clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. For hybrid financial instruments issued in the form of a share, an entity is required to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of all relevant facts and circumstances. An entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. Our adoption of this standard on January 1, 2016 did not have a material impact on our consolidated financial statements.
Income Statement—Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01)
This ASU eliminates the concept of extraordinary items from GAAP. Under this standard, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently has been retained and expanded to include items that are both unusual in nature and infrequently occurring. Our prospective adoption of this standard on January 1, 2016 did not have a material impact on our consolidated financial statements.
Consolidation—Amendments to the Consolidation Analysis (ASU 2015-02)
This ASU improves targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). This standard reduces the number of consolidation models from four to two by eliminating specialized guidance for limited partnerships and similar legal entities. It also places more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement when certain criteria are met. Additionally, this standard reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE and changes consolidation conclusions for public and private companies that typically make use of limited partnerships or VIEs. Our adoption of this standard on January 1, 2016 did not have a material impact on our consolidated financial statements.
Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03)
This ASU simplifies presentation of debt issuance costs. Under this standard, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability and amortization of debt issuance costs will be reported as interest expense, consistent with the accounting for debt discounts. Recognition and measurement guidance for debt issuance costs will not be affected. Our retrospective adoption of this standard on January 1, 2016 did not have a material impact on our consolidated financial statements. See Reclassifications section above.

Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05)
This ASU helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Our prospective adoption of this standard on January 1, 2016 did not have a material impact on our consolidated financial statements.
Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (ASU 2015-15)
This ASU clarifies ASU 2015-03, Interest -- Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, by providing guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance on this matter, the Securities and Exchange Commission (SEC) staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on that line-of-credit arrangement. Our retrospective adoption of this standard on January 1, 2016 did not have a material impact on our consolidated financial statements.
Income Taxes: Balance Sheet Classification of Deferred Taxes (ASU 2015-17)
This ASU requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position, thereby aligning this presentation with International Financial Reporting Standards. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance. Our adoption of this standard on January 1, 2017 will not have any impact on our consolidated financial statements, as we do not present a classified statement of financial position.
Recently Issued Accounting Standards
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
This standard will be effective for us on January 1, 2018. Early adoption will be permitted only for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. An entity should apply the amendments in this standard by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of this ASU. We do not anticipate that our adoption of this standard will have a material impact on our consolidated financial statements.
Leases (ASU 2016-02)
In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key qualitative and quantitative information about leasing arrangements. A lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months, regardless of whether the lease is classified as a finance or operating lease. Additional disclosures will help investors and financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. This standard will be effective for us on January 1, 2019, with early application permitted. We are currently evaluating the effect of adopting this standard.
Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (ASU 2016-05)
In March 2016, the FASB issued ASU 2016-05 to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under FASB ASC Topic 815, Derivatives and Hedging, does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. We do not anticipate that our adoption of this standard on January 1, 2017 will have a material impact on our consolidated financial statements.

Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments (ASU 2016-06)
In March 2016, the FASB issued ASU 2016-06 to clarify that in assessing whether embedded contingent put or call options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts, an entity is required to apply only the four-step decision sequence in FASB ASC 815-15-25-42 (as amended by this ASU). An entity does not have to separately assess whether the event that triggers its ability to exercise the contingent option is itself indexed only to interest rates or credit risk. We do not anticipate that our adoption of this standard on January 1, 2017 will have a material impact on our consolidated financial statements.
Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07)
In March 2016, the FASB issued ASU 2016-07 to simplify the transition to the equity method of accounting as part of its simplification initiative to reduce cost and complexity in accounting standards while maintaining or improving the usefulness of the information provided to the users of financial statements. This standard requires that an equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting, rather than adjusting the investment retroactively. This standard also requires that an entity that has an available-for-sale equity security that qualifies for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment qualifies for use of the equity method. We do not anticipate that our adoption of this standard on January 1, 2017 will have a material impact on our consolidated financial statements.
Compensation - Stock Compensation: Improvements to Employee Shared-Based Payment Accounting (ASU 2016-09)
In March 2016, the FASB issued ASU 2016-09 to improve the accounting for employee share-based payments. This standard simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, as part of FASB’s simplification initiative to reduce cost and complexity in accounting standards while maintaining or improving the usefulness of the information provided to the users of financial statements. We do not anticipate that our adoption of this standard on January 1, 2017 will have a material impact on our consolidated financial statements.
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13)
In June 2016, the FASB issued ASU 2016-13 to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This standard aligns the accounting with the economics of lending by requiring banks and other lending institutions to immediately record the full amount of credit losses that are expected in their loan portfolios, providing investors with better information about those losses on a more timely basis. The new guidance requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This standard requires enhanced disclosures to help investors and other financial statement users to better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. Additionally, the new guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This standard will be effective for us on January 1, 2020, with early application permitted. We are currently evaluating the effect of adopting this standard.
Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15)
In August 2016, the FASB issued ASU 2016-15 to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows under FASB ASC Topic 230, Statement of Cash Flows (ASC 230). This standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 will be effective for us on January 1, 2018, with early adoption permitted. We do not anticipate that our adoption of this standard will have a material impact on our consolidated financial statements.
Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16)
In October 2016, the FASB issued ASU 2016-16 to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize such consequences when the transfer occurs. Currently, recognition of current and deferred income taxes for an intra-entity transfer is prohibited until the asset has been sold to an outside party. ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This standard will be effective for us on January 1, 2018, with early adoption permitted. We are currently evaluating the effect of adopting this standard.

Consolidation: Interests Held through Related Parties That Are under Common Control (ASU 2016-17)
In October 2016, the FASB issued ASU 2016-17 to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. We do not anticipate that our adoption of this standard on January 1, 2017 will have a material impact on our consolidated financial statements.
Statement of Cash Flows: Restricted Cash (ASU 2016-18)
In November 2016, the FASB issued ASU 2016-18 to clarify how changes in restricted cash are classified and presented in the statement of cash flows under ASC 230. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard will be effective for us on January 1, 2018, with early adoption permitted. We do not anticipate that our adoption of this standard will have a material impact on our consolidated financial statements.
Technical Corrections and Improvements (ASU 2016-19)
In December 2016, the FASB issued ASU 2016-19 to clarify, correct errors, and make minor improvements to FASB’s Accounting Standards Codification. This standard makes the Accounting Standards Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Most of the amendments are effective immediately. Our adoption of this standard on December 14, 2016 (for amendments that were effective upon issuance) and January 1, 2017 (for amendments that require transition guidance) did not have a material impact on our consolidated financial statements.
Business Combinations: Clarifying the Definition of a Business (ASU 2017-01)
In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This standard provides a more robust framework to use in determining when a set of assets and activities is a business and also provides more consistency in applying the guidance, reduces the costs of application, and makes the definition of a business more operable. This standard will be effective for us on January 1, 2018. We do not anticipate that our adoption of this standard will have a material impact on our consolidated financial statements.
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
We have determined that the special purpose entities (SPEs) created in connection with our match funded advance financing facilities are VIEs for which we are the primary beneficiary.
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

The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding during the years ended December 31:

	2016	2015	2014
Proceeds received from securitizations	$5,197,071	$4,970,454	$5,265,183
Servicing fees collected	14,616	29,239	25,438
Purchases of previously transferred assets, net of claims reimbursed	(1,271)	(2,863)	4,973
	$5,210,416	$4,996,830	$5,295,594
In connection with these transfers, we retained MSRs of $37.2 million, $36.0 million and $39.8 million during 2016, 2015 and 2014, respectively.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss including the UPB of the transferred loans at December 31:

	2016	2015
Carrying value of assets:
Mortgage servicing rights, at amortized cost	$94,492	$54,729
Mortgage servicing rights, at fair value	233	236
Advances and match funded advances	37,336	26,968
UPB of loans transferred	10,485,697	7,471,025
Maximum exposure to loss	$10,617,758	$7,552,958
At December 31, 2016 and 2015, 7.6% and 8.2%, respectively, of the transferred residential loans that we service were 60 days or more past due. During 2016 and 2015, there were $0.3 million and $0.5 million, respectively, of charge-offs, net of recoveries, associated with these transferred loans related to our standard representations and warranties obligations.
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
We measure the HECM loans and HMBS-related borrowings at fair value on a recurring basis. The changes in fair value of the HECM loans and HMBS-related borrowings are included in Other revenues in our consolidated statements of operations. Included in net fair value gains on the HECM loans and related HMBS borrowings are the interest income that we expect to be collected on the HECM loans and the interest expense that we expect to be paid on the HMBS-related borrowings. We report originations and collections of HECM loans in investing activities in the consolidated statements of cash flows. We report net fair value gains on HECM loans and the related HMBS borrowings as an adjustment to the net cash provided by or used in operating activities in the consolidated statements of cash flows. Proceeds from securitizations of HECM loans and payments on HMBS-related borrowings are included in financing activities in the consolidated statements of cash flows.
At December 31, 2016 and 2015, we had HMBS-related borrowings of $3.4 billion and $2.4 billion, respectively. Loans held for investment - Reverse mortgages, at fair value were $3.6 billion and $2.5 billion at December 31, 2016 and 2015, respectively. At December 31, 2016, Loans held for investment included $81.3 million of originated loans that had not yet been pledged as collateral. See Note 4 — Fair Value and Note 13 — Borrowings for additional information on HMBS-related borrowings and Loans held for investment - Reverse mortgages.

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
Note 3 — Sales of Advances and MSRs
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
The following table provides a summary of the MSRs and advances sold during the years ended December 31:

	2016 (1)		2015 (1)		2014 (2)
	Mortgage Servicing Rights	Advances and Match Funded Advances	Mortgage Servicing Rights	Advances and Match Funded Advances	Mortgage Servicing Rights	Advances and Match Funded Advances
Sales price of assets sold:
Accounted for as a sale	$29,550	$31,904	$775,351	$562,325	$287	$1,054
Accounted for as a financing	—	—	—	—	123,551	88,981
	29,550	31,904	775,351	562,325	123,838	90,035
Amount due from purchaser at December 31	—	(399)	(18,615)	(76,014)	—	—
Amounts paid to purchaser for estimated representation and warranty obligations, compensatory fees and related indemnification obligations	(1,320)	—	(69,898)	—	—	—
Amounts received from purchaser for items outstanding at the end of the previous year	18,814	71,512	—	—	—	—
Total net cash received	$47,044	$103,017	$686,838	$486,311	$123,838	$90,035

(1)	In 2016 and 2015, we sold MSRs relating to loans with a UPB of $3.7 billion (Agency and non-Agency) and $87.6 billion (Agency), respectively.

(2)	In 2014, we issued $123.6 million of OASIS Series 2014-1 Notes secured by Ocwen-owned MSRs relating to Freddie Mac mortgages of $11.8 billion UPB.
On April 6, 2015, Home Loan Servicing Solutions, Ltd. (HLSS) closed on the sale of substantially all of its assets to New Residential Investment, Corp. (NRZ). References to NRZ in these consolidated financial statements include HLSS and HLSS Holdings, LLC (Holdings) for periods prior to April 6, 2015 because, following HLSS’ sale of substantially all of its assets (including the stock of Holdings) on April 6, 2015, NRZ, through its subsidiaries, is the owner of the Rights to MSRs and has assumed HLSS’ rights and obligations under the associated agreements. We refer to the sale of Rights to MSRs and the related servicing advances as the NRZ/HLSS Transactions. As of December 31, 2016, these Rights to MSRs relate to approximately $118.7 billion in UPB of our non-Agency MSRs.
Pursuant to our agreements with NRZ, NRZ has assumed the obligation to fund new servicing advances with respect to the Rights to MSRs. We continue to service the loans for which the Rights to MSRs have been sold to NRZ. Accordingly, in the event NRZ were unable to fulfill its advance funding obligations, as the servicer under our servicing agreements with the residential mortgage backed securitization trusts, we would be contractually obligated to fund such advances under those servicing agreements. At December 31, 2016, NRZ had outstanding advances of approximately $4.1 billion in connection with the Rights to MSRs.
The servicing fees payable under the servicing agreements underlying the Rights to MSRs are apportioned between NRZ and us as provided in our agreements with NRZ. NRZ retains a fee based on the UPB of the loans serviced, and OLS receives certain fees, including a performance fee based on servicing fees actually paid less an amount calculated based on the amount of servicing advances and cost of financing those advances. The apportionment of these fees with respect to each tranche of Rights to MSRs sold to NRZ is subject to negotiations required to be commenced by NRZ no later than six months prior to the servicing fee reset date. The servicing fee reset date is the earlier of April 30, 2020 or eight years after the closing date of the sale of each tranche of Rights to MSRs to NRZ, unless there is an uncured termination event with respect to an affected servicing agreement due to a servicer rating downgrade of OLS’s S&P or Moody’s Investors Service, Inc. (Moody’s), residential primary servicer rating for subprime loans to Below Average (or lower) or SQ4 (or lower), respectively, on the sixth anniversary of the closing date of the particular tranche, in which case such six year anniversary shall be the fee reset date. If the parties are not able to agree on servicing fees prior to the fee reset date, NRZ is required to continue paying under the existing fee structure and the agreements between the parties will continue in effect with respect to each underlying servicing agreement unless and until NRZ directs the transfer of servicing under such servicing agreement to a third-party servicer with respect to which all required third-party consents and licenses have been obtained.
Under our agreements with NRZ, the legal ownership of the MSRs and certain other rights under the servicing agreements may be transferred to Holdings or a third party as described below. The parties have agreed to a standstill of the transfer period that extends through April 6, 2017, such that a transfer to Holdings will not occur and NRZ will not take action to direct a transfer to a third party except under certain limited circumstances.
Beginning April 7, 2017, we will be obligated to transfer legal ownership of the MSRs to Holdings (now owned by NRZ) if and when Holdings obtains all required third-party consents and licenses. If and when such transfer of legal ownership occurs, OLS will subservice the loans pursuant to a subservicing agreement, as amended, with Holdings, and the subservicing agreement will have a subservicing fee reset date comparable to the servicing fee reset date described above.
Also beginning April 7, 2017, NRZ will have a general right to direct us to transfer servicing of the servicing agreements underlying the Rights to MSRs to a third party that can obtain all required third-party consents and licenses, provided that the transfer is subject to our continued right to be paid the servicing fees and other amounts payable under our agreements with NRZ.
Pursuant to our agreements with NRZ, if a termination event occurs with respect to a servicing agreement, NRZ has the right to direct the transfer of servicing with respect to an affected servicing agreement to a replacement servicer that obtains all required third-party consents and licenses. Following any such transfer, we would no longer be entitled to receive future servicing fee revenue with respect to the transferred servicing agreement. Under the Amendment, NRZ agreed to a standstill through April 6, 2017, to not take action with respect to any termination event that is related to any servicer rating downgrade in any such affected servicing agreement except under certain limited circumstances.
To the extent servicing agreements underlying Rights to MSRs are terminated as a result of a termination event, NRZ is entitled to payment of an amount equal to an amortized percentage of NRZ’s purchase price for the related Rights to MSRs.
Under our agreements with NRZ, if S&P downgraded our servicer rating to Below Average (which it did in 2015), we agreed to compensate NRZ for certain increased costs associated with its servicing advance financing facilities. This compensation requirement ran for a period of 12 months beginning June 2015.
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
Note 4 — Fair Value
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

The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not carried, at fair value are as follows at December 31:

		2016		2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$284,632	$284,632	$309,054	$309,054
Loans held for sale, at lower of cost or fair value (b)	3	29,374	29,374	104,992	104,992
Total Loans held for sale		$314,006	$314,006	$414,046	$414,046
Loans held for investment - Reverse mortgages, at fair value (a)	3	$3,565,716	$3,565,716	$2,488,253	$2,488,253
Advances and match funded advances (c)	3	1,709,846	1,709,846	2,151,066	2,151,066
Receivables, net (c)	3	265,720	265,720	286,981	286,981
Mortgage-backed securities, at fair value (a)	3	8,342	8,342	7,985	7,985
U.S. Treasury notes (a)	1	2,078	2,078	—	—

Financial liabilities:
Match funded liabilities (c)	3	$1,280,997	$1,275,059	$1,584,049	$1,581,786
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$3,433,781	$3,433,781	$2,391,362	$2,391,362
Financing liability - MSRs pledged (a)	3	477,707	477,707	541,704	541,704
Other (c)	3	101,324	81,805	156,189	131,940
Total Financing liabilities		$4,012,812	$3,993,293	$3,089,255	$3,065,006
Other secured borrowings:
Senior secured term loan (c) (d)	2	$323,514	$327,674	$377,091	$397,956
Other (c)	3	355,029	355,029	385,320	385,320
Total Other secured borrowings		$678,543	$682,703	$762,411	$783,276

Senior notes:
Senior unsecured notes (c) (d)	2	$3,094	$3,048	$345,511	$318,063
Senior secured notes (c) (d)	2	343,695	352,255	—	—
Total Senior notes		$346,789	$355,303	$345,511	$318,063

Derivative financial instruments assets (liabilities) (a):
Interest rate lock commitments	2	$6,507	$6,507	$6,080	$6,080
Forward mortgage-backed securities trades	1	(614)	(614)	295	295
Interest rate caps	3	1,836	1,836	2,042	2,042

Mortgage servicing rights:
Mortgage servicing rights, at fair value (a)	3	$679,256	$679,256	$761,190	$761,190
Mortgage servicing rights, at amortized cost (c) (e)	3	363,722	467,911	377,379	461,555
Total Mortgage servicing rights		$1,042,978	$1,147,167	$1,138,569	$1,222,745

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

(d)	The carrying values are net of unamortized debt issuance costs and discount. See Note 13 — Borrowings for additional information.

(e)
Balances include our impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a non-recurring basis and reported net of the valuation allowance. Before applying the valuation allowance of $28.2 million, the carrying value of the impaired stratum at December 31, 2016 was $172.9 million. At December 31, 2015, the carrying value of this stratum was $146.5 million before applying the valuation allowance of $17.3 million.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged (1)	Derivatives	MSRs	Total
Year Ended December 31, 2016
Beginning balance	$2,488,253	$(2,391,362)	$7,985	$(541,704)	$2,042	$761,190	$326,404
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	1,337	—	1,337
Issuances	1,107,046	(1,086,795)	—	—	—	(1,548)	18,703
Sales	—	—	—	—	—	(148)	(148)
Settlements (2)	(243,596)	230,045	—	63,997	(156)	—	50,290
	863,450	(856,750)	—	63,997	1,181	(1,696)	70,182
Total realized and unrealized gains and (losses) (3):
Included in earnings	214,013	(185,669)	357	—	(1,387)	(80,238)	(52,924)
Included in Other comprehensive income	—	—	—	—	—	—	—
	214,013	(185,669)	357	—	(1,387)	(80,238)	(52,924)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$3,565,716	$(3,433,781)	$8,342	$(477,707)	$1,836	$679,256	$343,662

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged (1)	Derivatives	MSRs	Total
Year Ended December 31, 2015
Beginning balance	$1,550,141	$(1,444,252)	$7,335	$(614,441)	$567	$93,901	$(406,749)
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	2,506	1,007	3,513
Issuances	1,008,065	(1,024,361)	—	—	—	(2,428)	(18,724)
Transfer from MSRs carried at amortized cost	—	—	—	—	—	839,157	839,157
Sales	—	—	—	—	—	(72,274)	(72,274)
Settlements (2)	(151,134)	153,016	—	72,737	346	—	74,965
	856,931	(871,345)	—	72,737	2,852	765,462	826,637
Total realized and unrealized gains and (losses) (3):
Included in earnings	81,181	(75,765)	650	—	(1,377)	(98,173)	(93,484)
Included in Other comprehensive income	—	—	—	—	—	—	—
	81,181	(75,765)	650	—	(1,377)	(98,173)	(93,484)
Transfers in and / or out of Level 3	—	—		—	—	—	—
Ending balance	$2,488,253	$(2,391,362)	$7,985	$(541,704)	$2,042	$761,190	$326,404

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged (1)	Derivatives	MSRs	Total
Year Ended December 31, 2014
Beginning balance	$618,018	$(615,576)	$—	$(633,804)	$442	$116,029	$(514,891)
Purchases, issuances, sales and settlements:
Purchases	—	—	7,677	—	787	—	8,464
Issuances	816,881	(783,009)	—	—	—	—	33,872
Transfers from Loans held for sale, at fair value	110,874	—	—	—	—	—	110,874
Sales	—	—	—	—	—	—	—
Settlements (2)	(99,923)	47,077	—	19,363	—	—	(33,483)
	827,832	(735,932)	7,677	19,363	787	—	119,727
Total realized and unrealized gains and (losses):
Included in earnings	104,291	(92,744)	(342)	—	(662)	(22,128)	(11,585)
Included in Other comprehensive income	—	—	—	—	—	—	—
	104,291	(92,744)	(342)	—	(662)	(22,128)	(11,585)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$1,550,141	$(1,444,252)	$7,335	$(614,441)	$567	$93,901	$(406,749)

(1)
In the event of a transfer to another party of servicing related to Rights to MSRs, we are required to reimburse NRZ at predetermined contractual rates for the loss of servicing revenues. Settlements for Financing liability - MSRs pledged for 2015 and 2014 include $2.2 million and $2.0 million, respectively, of such reimbursements. There were no such payments in 2016.

(2)	Settlements for Loans held for investment - reverse mortgages consist chiefly of principal payments received but also may include non-cash settlements of loans.

(3)
Total gains (losses) attributable to derivative financial instruments still held at December 31, 2016 and 2015 were $0.3 million and $(1.0) million for 2016 and 2015, respectively. Total losses for 2016 and 2015 attributable to MSRs still held at December 31, 2016 and 2015 were $78.3 million and $90.3 million, respectively.

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
The more significant assumptions included in the valuations consisted of the following at December 31:

	2016	2015
Life in years
Range	5.53 to 8.67	6.11 to 9.70
Weighted average	6.05	6.49
Conditional repayment rate
Range	5.23% to 53.75%	4.96% to 53.75%
Weighted average	20.91%	19.85%
Discount rate	3.32%	3.36%
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
The more significant assumptions used in the valuations consisted of the following at December 31:

	2016	2015
Weighted average prepayment speed	8.90%	11.34%
Weighted average delinquency rate	11.08%	13.27%
Advance financing cost	5-year swap	5-year swap
Interest rate for computing float earnings	5-year swap	5-year swap
Weighted average discount rate	8.90%	9.41%
Weighted average cost to service (in dollars)	$108	$92
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

The primary assumptions used in the valuations consisted of the following at December 31:

	2016		2015
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	8.36%	16.47%	9.91%	16.83%
Weighted average delinquency rate	0.99%	29.32%	0.82%	27.99%
Advance financing cost	5-year swap	1-Month LIBOR (1ML) plus 3.5%	5-year swap	1-Month LIBOR (1ML) plus 3.5%
Interest rate for computing float earnings	5-year swap	1ML	5-year swap	1ML
Weighted average discount rate	9.00%	14.93%	9.00%	15.03%
Weighted average cost to service (in dollars)	$64	$307	$71	$321
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
U.S. Treasury Notes
We base the fair value on quoted prices in active markets to which we have access.
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

The more significant assumptions used in the valuations consisted of the following at December 31:

	2016	2015
Life in years
Range	4.50 to 8.67	4.73 to 9.70
Weighted average	5.09	5.39
Conditional repayment rate
Range	5.23 % to 53.75%	4.96% to 53.75%
Weighted average	20.91%	19.85%
Discount rate	2.70%	2.78%
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
The more significant assumptions used in determination of the prices of the underlying MSRs consisted of the following at December 31:

	2016	2015
Weighted average prepayment speed	16.96%	17.43%
Weighted average delinquency rate	29.80%	29.83%
Advance financing cost	1ML plus 3.5%	1 ML plus 3.5%
Interest rate for computing float earnings	1ML	1ML
Weighted average discount rate	14.85%	14.92%
Weighted average cost to service (in dollars)	$313	$326
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
Senior Notes
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
In addition, we may use interest rate caps to minimize future interest rate exposure on variable rate debt issued on servicing advance financing facilities from increases in 1ML interest rates. The fair value for interest rate caps is based on counterparty market prices and adjusted for counterparty credit risk.
Note 5 — Loans Held for Sale
Loans Held for Sale - Fair Value
Loans held for sale, at fair value, represent residential mortgage loans originated or purchased and held until sold to secondary market investors, such as the GSEs or other third parties. The following table summarizes the activity in the balance during the years ended December 31:

	2016	2015	2014
Beginning balance	$309,054	$401,120	$503,753
Originations and purchases	4,211,871	3,944,509	4,967,767
Proceeds from sales	(4,236,158)	(4,061,217)	(5,001,935)
Principal collections	(11,620)	(8,647)	(13,300)
Transfers to loans held for investment - reverse mortgages	—	—	(110,874)
Transfers from loans held for sale at lower of cost or fair value	3,266	1,200	—
Gain on sale of loans	13,421	42,053	49,533
Increase (decrease) in fair value of loans	(7,030)	(9,066)	6,198
Other	1,828	(898)	(22)
Ending balance (1)	$284,632	$309,054	$401,120

(1)	At December 31, 2016, 2015 and 2014, the balances include $4.9 million, $11.9 million and $21.0 million, respectively, of fair value adjustments.
At December 31, 2016, loans held for sale, at fair value with a UPB of $279.0 million were pledged as collateral to warehouse lines of credit in our Lending segment.
Loans Held for Sale - Lower of Cost or Fair Value
Loans held for sale, at lower of cost or fair value, include residential loans that we do not intend to hold to maturity. The following table summarizes the activity in the net balance during the years ended December 31:

	2016	2015	2014
Beginning balance	$104,992	$87,492	$62,907
Purchases	1,878,561	1,056,172	2,462,573
Proceeds from sales	(1,699,427)	(1,001,939)	(2,067,965)
Principal collections	(22,607)	(53,400)	(262,196)
Transfers to accounts receivable	(256,336)	(53,468)	(114,675)
Transfers to real estate owned	(7,675)	(18,594)	(8,808)
Transfers to loans held for sale at fair value	(3,266)	(1,200)	—
Gain on sale of loans	24,565	43,449	31,853
Decrease (increase) in valuation allowance	4,594	35,018	(18,965)
Other	5,973	11,462	2,768
Ending balance (1)	$29,374	$104,992	$87,492

(1)
At December 31, 2016, 2015 and 2014, the balances include $24.8 million, $85.9 million and $42.0 million, respectively, of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations as part of our servicing obligations. Repurchased loans are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.

The change in the valuation allowance during the years ended December 31 is as follows:

	2016	2015	2014
Beginning balance	$14,658	$49,676	$30,711
Provision	3,599	(400)	(1,301)
Transfer from liability for indemnification obligations	2,368	1,180	20,441
Sales of loans	(10,208)	(37,776)	(7,614)
Other	(353)	1,978	7,439
Ending balance	$10,064	$14,658	$49,676
At December 31, 2016, loans held for sale, at lower of cost or fair value with a UPB of $12.7 million were pledged as collateral to a warehouse line of credit in our Servicing segment.
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
The sales of advances to NRZ subsidiaries in 2014 did not qualify for sales treatment and were accounted for as a financing.
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
Gain on Loans Held for Sale, Net
The following table summarizes the activity in Gain on loans held for sale, net, during the years ended December 31:

	2016	2015	2014
Gain on sales of loans, net	$93,308	$152,970	$168,449
Change in fair value of IRLCs	(55)	14	(25,822)
Change in fair value of loans held for sale	4,595	(8,525)	10,489
Loss on economic hedge instruments	(6,592)	(8,675)	(17,214)
Other	(865)	(815)	(1,605)
	$90,391	$134,969	$134,297
Gain on loans held for sale, net includes $36.0 million, $36.0 million and $39.8 million for 2016, 2015 and 2014, respectively, representing the value assigned to MSRs retained on transfers of forward loans.
Also included in Gains on loans held for sale, net are gains of $24.6 million, $23.0 million and $54.7 million recorded during 2016, 2015 and 2014, respectively, on sales of repurchased Ginnie Mae loans, which are carried at the lower of cost or fair value.
Fair value gains recognized in connection with transfers of reverse mortgages into Ginnie Mae guaranteed securitizations are also included in Gains on loans held for sale, net and amounted to $125.7 million, $112.6 million and $72.7 million during 2016, 2015 and 2014, respectively.

Note 6 — Advances
Advances, net, which represent payments made on behalf of borrowers or on foreclosed properties, consisted of the following at December 31:

	2016	2015
Principal and interest	$31,334	$81,681
Taxes and insurance	170,131	278,487
Foreclosures, bankruptcy and other	94,369	126,031
	295,834	486,199
Allowance for losses	(37,952)	(41,901)
	$257,882	$444,298
Advances at December 31, 2016 and 2015 include $29.0 million and $86.4 million, respectively, of previously sold advances that did not qualify for sale accounting.
The following table summarizes the activity in net advances for the years ended December 31:

	2016	2015	2014
Beginning balance	$444,298	$893,914	$890,832
Acquisitions (1)	—	—	99,319
Transfers to match funded advances	—	—	(10,156)
Sales of advances (2)	(24,631)	(253,335)	—
Collections of advances, charge-offs and other, net	(165,734)	(224,414)	(54,424)
Decrease (increase) in allowance for losses	3,949	28,133	(31,657)
Ending balance	$257,882	$444,298	$893,914

(1)
Servicing advances acquired primarily in connection with the acquisition of MSRs. Acquisitions in 2014 include advances acquired in connection with the purchase of loans through the Ginnie Mae EBO program.

(2)
Servicing advances sold primarily in connection with sales of MSRs which met the requirements for sale accounting and which were derecognized from our financial statements at the time of the sale. However, advances sold during 2014 in connection with the sale of loans purchased through the Ginnie Mae EBO program did not qualify as sales for accounting purposes and were accounted for as a financing.

The change in the allowance for losses for the years ended December 31 is as follows:

	2016	2015	2014
Beginning balance	$41,901	$70,034	$38,377
Provision	(2,043)	61,445	83,164
Recoveries (charge-offs), net and other	(1,906)	(89,578)	(51,507)
Ending balance	$37,952	$41,901	$70,034

Note 7 — Match Funded Advances
Match funded advances on residential loans we service for others are comprised of the following at December 31:

	2016	2015
Principal and interest	$711,272	$948,376
Taxes and insurance	530,946	608,404
Foreclosures, bankruptcy, real estate and other	209,746	149,988
	$1,451,964	$1,706,768

The following table summarizes the activity in match funded advances for the years ended December 31:

	2016	2015	2014
Beginning balance	$1,706,768	$2,409,442	$2,552,383
Acquisitions (1)	—	—	85,521
Transfers from advances (2)	—	—	10,156
Sales of advances	(8,923)	(308,990)	—
Collections of pledged advances, net	(245,881)	(393,684)	(238,618)
Ending balance	$1,451,964	$1,706,768	$2,409,442

(1)	Servicing advances acquired primarily in connection with the acquisition of MSRs that were pledged to advance facilities at the date of acquisition.

(2)	New servicing advances initially classified as Advances at the date of payment and subsequently pledged to advance financing facilities.
Note 8 — Mortgage Servicing
Mortgage Servicing Rights – Amortization Method
The following table summarizes changes in the net carrying value of servicing assets that we account for using the amortization method for the years ended December 31.

	2016	2015	2014
Beginning balance	$377,379	$1,820,091	$1,953,352
Fair value election - transfer to MSRs carried at fair value (1)	—	(787,142)	—
Additions recognized in connection with business acquisitions (2) (3)	—	—	20,378
Additions recognized in connection with asset acquisitions	17,356	12,356	35,326
Additions recognized on the sale of mortgage loans	37,231	34,961	63,310
Sales	(24,452)	(586,352)	(137)
Servicing transfers and adjustments	—	—	(1,763)
	407,514	493,914	2,070,466
Increase in impairment valuation allowance (4)	(10,813)	(17,341)	—
Amortization	(32,979)	(99,194)	(250,375)
Ending balance	$363,722	$377,379	$1,820,091

Estimated fair value at end of year	$467,911	$461,555	$2,237,703

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

(2)
As of the February 15, 2013 acquisition date, the purchase of certain MSRs from Residential Capital, LLC (ResCap) was not complete pending the receipt of certain consents and court approvals. Subsequent to the acquisition, we obtained the required consents and approvals for a portion of these MSRs and, in 2014, paid an additional purchase price of $54.2 million, which included $11.4 million to acquire the MSRs and $39.2 million to acquire the related advances. We recorded a contingent asset effective as of the ResCap acquisition date.

(3)
On January 31, 2014, we increased our ownership in Ocwen Structured Investments, LLC (OSI) from 26.00% to 87.35%. The acquired net assets were $20.0 million and consisted primarily of MSRs ($9.0 million), mortgage-backed securities ($7.7 million) and cash ($3.2 million).

(4)	Impairment of MSRs is recognized in Servicing and origination expense in the consolidated statements of operations.

The estimated amortization expense for MSRs, calculated based on assumptions used at December 31, 2016, is projected as follows over the next five years:

2017	$45,960
2018	37,158
2019	35,264
2020	35,832
2021	33,134

Mortgage Servicing Rights – Fair Value Measurement Method
The following table summarizes changes in the fair value of servicing assets that we account for at fair value on a recurring basis for the years ended December 31:

	2016			2015			2014
	Agency	Non-Agency	Total	Agency	Non-Agency	Total	Agency
Beginning balance	$15,071	$746,119	$761,190	$93,901	$—	$93,901	$116,029
Fair value election - transfer from MSRs carried at amortized cost	—	—	—	—	787,142	787,142	—
Cumulative effect of fair value election	—	—	—	—	52,015	52,015	—
Sales	(3)	(145)	(148)	(70,930)	(1,344)	(72,274)	—
Additions recognized on the sale of residential mortgage loans	—	—	—	—	1,007	1,007	—
Servicing transfers and adjustments	—	(1,548)	(1,548)	—	(2,428)	(2,428)	—
Changes in fair value (1):						—
Changes in valuation inputs or other assumptions	305	—	305	(639)	10,684	10,045	(15,028)
Realization of expected future cash flows and other changes	(2,016)	(78,527)	(80,543)	(7,261)	(100,957)	(108,218)	(7,100)
Ending balance	$13,357	$665,899	$679,256	$15,071	$746,119	$761,190	$93,901

(1)	Changes in fair value are recognized in Servicing and origination expense in the consolidated statements of operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of December 31, 2016 given hypothetical shifts in lifetime prepayments and yield assumptions:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(64,604)	$(131,414)
Discount rate (option-adjusted spread)	$(19,043)	$(34,224)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at December 31, 2016 are increased prepayment speeds and a decrease in the yield assumption.
Portfolio of Assets Serviced
The following table presents the composition of our primary servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents loans for which we own the servicing rights while subservicing represents all other loans. The UPB of assets serviced for others are not included on our consolidated balance sheets.

	Residential	Commercial	Total
UPB at December 31, 2016
Servicing	$86,049,298	$—	$86,049,298
Subservicing	4,330,084	92,933	4,423,017
NRZ (1)	118,712,748	—	118,712,748
	$209,092,130	$92,933	$209,185,063
UPB at December 31, 2015
Servicing	$100,058,745	$—	$100,058,745
Subservicing	13,764,558	105,268	13,869,826
NRZ (1)	137,142,809	—	137,142,809
	$250,966,112	$105,268	$251,071,380
UPB at December 31, 2014
Servicing	$208,135,523	$—	$208,135,523
Subservicing	29,806,924	149,737	29,956,661
NRZ (1)	160,785,280	—	160,785,280
	$398,727,727	$149,737	$398,877,464

(1)	UPB of loans serviced for which the Rights to MSRs have been sold to NRZ.
Residential assets serviced includes foreclosed real estate. Residential assets serviced also includes small-balance commercial assets with a UPB of $1.4 billion, $1.8 billion and $2.3 billion at December 31, 2016, 2015 and 2014, respectively. Commercial assets consist of large-balance foreclosed real estate.
A significant portion of the servicing agreements for our non-Agency servicing portfolio contain provisions where we could be terminated as servicer without compensation upon the failure of the serviced loans to meet certain portfolio delinquency or cumulative loss thresholds. As a result of the economic downturn beginning in 2007 - 2008, the portfolio delinquency and/or cumulative loss threshold provisions have been breached by many private-label securitizations in our non-Agency servicing portfolio. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s Investors Service, Inc. (Moody’s) and S&P. Of 3,796 non-Agency servicing agreements, 718 with approximately $34.1 billion of UPB as of December 31, 2016 have minimum servicer ratings criteria. As a result of our current servicer ratings, termination rights have been triggered in 174 of these non-Agency servicing agreements. This represents approximately $10.8 billion in UPB as of December 31, 2016, or approximately 6.8% of our total non-Agency servicing portfolio.
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
At December 31, 2016, the geographic distribution of the UPB and count of residential loans and real estate we serviced was as follows:

	Amount	Count
California	$48,094,471	191,031
New York	18,741,164	79,197
Florida	17,282,020	126,949
New Jersey	10,254,163	49,857
Texas	9,522,228	109,763
Other	105,198,084	836,969
	$209,092,130	1,393,766

Servicing Revenue
The following table presents the components of servicing and subservicing fees for the years ended December 31:

	2016	2015	2014
Loan servicing and subservicing fees:
Servicing	$293,210	$453,445	$627,678
Subservicing	21,427	58,384	128,797
NRZ	633,545	694,833	736,122
	948,182	1,206,662	1,492,597
Home Affordable Modification Program (HAMP) fees	110,367	135,036	141,121
Late charges	66,709	82,690	121,618
Loan collection fees	27,213	31,763	33,983
Custodial accounts (float earnings)	8,969	15,870	6,693
Other	25,180	59,776	98,163
	$1,186,620	$1,531,797	$1,894,175
Float balances amounted to $2.1 billion, $2.2 billion and $4.3 billion at December 31, 2016, 2015 and 2014, respectively.
In addition to mortgage servicing and subservicing fees, in 2016 we executed clean-up calls on five small-balance commercial mortgage securitization trusts, which resulted in our recognizing income of $14.8 million related to the value of the underlying collateral held by the trusts, including amounts on deposit in spread accounts (a form of cash collateral account). We reported this income in Other, net, (a component of Other income (expense)) in the consolidated statements of operations. Simultaneously with the execution of the clean-up calls, we entered into a mortgage loan purchase agreement to sell the acquired commercial loans and foreclosed properties to a third party. The proceeds from the sale were used to fund the required payments to the holders of the debt securities issued by the trusts. The sales price of the loans represented a discount to the repurchase price of $2.8 million, which we reported in Gain on loans held for sale, net.
Note 9 — Receivables
Receivables consisted of the following at December 31:

	2016	2015
Servicing-related receivables:
Government-insured loan claims (1)	$133,063	$71,405
Due from custodial accounts	44,761	13,800
Reimbursable expenses	29,358	29,856
Amount due on sales of mortgage servicing rights and advances	2,871	94,629
Other	46,052	32,879
	256,105	242,569
Income taxes receivable	61,932	53,519
Other receivables	21,125	29,818
	339,162	325,906
Allowance for losses (1)	(73,442)	(38,925)
	$265,720	$286,981

(1)
At December 31, 2016 and 2015, the allowance for losses related entirely to receivables of our Servicing business. Allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) at December 31, 2016 and 2015 were $53.3 million and $20.6 million, respectively.

Note 10 — Premises and Equipment
Premises and equipment are summarized as follows at December 31:

	2016	2015
Computer software	$58,322	$45,411
Computer hardware	35,192	22,817
Leasehold improvements	25,975	23,326
Office equipment and other	12,114	11,761
Buildings	9,689	9,689
Furniture and fixtures	6,825	5,839
	148,117	118,843
Less accumulated depreciation and amortization	(85,373)	(61,217)
	$62,744	$57,626
Note 11 — Goodwill
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
Note 12 — Other Assets
Other assets consisted of the following at December 31:

	2016	2015
Contingent loan repurchase asset (1)	$246,081	$346,984
Prepaid expenses (2)	57,188	69,805
Debt service accounts (3)	42,822	87,328
Automotive dealer financing notes, net (4)	33,224	2,538
Derivatives, at fair value	9,279	6,367
Prepaid lender fees, net (5)	9,023	19,496
Prepaid income taxes (6)	8,392	11,749
Mortgage-backed securities, at fair value	8,342	7,985
Real estate	5,249	20,489
Other	15,772	13,754
	$435,372	$586,495

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

(2)
In connection with the sale of Agency MSRs in 2015, we placed $52.9 million in escrow for the payment of representation, warranty and indemnification claims associated with the underlying loans. Prepaid expenses at December 31, 2016 and 2015 includes the remaining balance of $34.9 million and $41.3 million, respectively.

(3)
Under our advance financing facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balances also include amounts that have been set aside from the proceeds of our match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest, as well as amounts set aside as required by our warehouse facilities as security for our obligations under the related agreements. The funds are held in interest earning accounts and those amounts related to match funded facilities are held in the name of the SPE created in connection with the facility.

(4)
These notes represent short-term inventory-secured floor plan loans provided to independent used car dealerships through our ACS venture. Automotive dealer financing notes are net of an allowance of $4.4 million and $0.03 million at December 31, 2016 and 2015, respectively. We recognized a provision for losses on these notes of $4.3 million in 2016.

(5)	We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

(6)	The deferred tax effects of intra-entity transfers of MSRs have been recognized as prepaid income taxes and are presently being amortized to Income tax expense over 7-year periods through 2021.
Note 13 — Borrowings
Match Funded Liabilities
Match funded liabilities are comprised of the following at December 31:

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	2016	2015
Advance Receivables Backed Notes, Series 2014-VF3, Class A (4)	1ML (3) + 185 bps	Aug. 2047	Aug. 2017	$53,287	$59,892	$132,651
Advance Receivables Backed Notes - Series 2014-VF3, Class B (4)	1ML + 250 bps	Aug. 2047	Aug. 2017	2,458	2,879	6,330
Advance Receivables Backed Notes - Series 2014-VF3, Class C (4)	1ML + 380 bps	Aug. 2047	Aug. 2017	2,716	3,189	6,977
Advance Receivables Backed Notes - Series 2014-VF3, Class D (4)	1ML + 545 bps	Aug. 2047	Aug. 2017	7,145	8,434	18,427
Advance Receivables Backed Notes - Series 2014-VF4, Class A (4)	1ML + 185 bps	Aug. 2047	Aug. 2017	53,287	59,892	132,651
Advance Receivables Backed Notes - Series 2014-VF4, Class B (4)	1ML + 250 bps	Aug. 2047	Aug. 2017	2,458	2,879	6,330
Advance Receivables Backed Notes - Series 2014-VF4, Class C (4)	1ML + 380 bps	Aug. 2047	Aug. 2017	2,716	3,189	6,977
Advance Receivables Backed Notes - Series 2014-VF4, Class D (4)	1ML + 545 bps	Aug. 2047	Aug. 2017	7,145	8,434	18,427
Advance Receivables Backed Notes - Series 2015-VF5, Class A (4)	1ML + 185 bps	Aug. 2047	Aug. 2017	53,287	59,892	132,652
Advance Receivables Backed Notes - Series 2015-VF5, Class B (4)	1ML + 250 bps	Aug. 2047	Aug. 2017	2,458	2,879	6,330
Advance Receivables Backed Notes - Series 2015-VF5, Class C (4)	1ML + 380 bps	Aug. 2047	Aug. 2017	2,716	3,189	6,977

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	2016	2015
Advance Receivables Backed Notes - Series 2015-VF5, Class D (4)	1ML + 545 bps	Aug. 2047	Aug. 2017	7,145	8,434	18,427
Advance Receivables Backed Notes - Series 2015-T1, Class A (5)	2.5365%	Sep. 2046	Sep. 2016	—	—	244,809
Advance Receivables Backed Notes - Series 2015-T1, Class B (5)	3.0307%	Sep. 2046	Sep. 2016	—	—	10,930
Advance Receivables Backed Notes - Series 2015-T1, Class C (5)	3.5240%	Sep. 2046	Sep. 2016	—	—	12,011
Advance Receivables Backed Notes - Series 2015-T1, Class D (5)	4.1000%	Sep. 2046	Sep. 2016	—	—	32,250
Advance Receivables Backed Notes - Series 2015-T2, Class A (5)	2.5320%	Nov. 2046	Nov. 2016	—	—	161,973
Advance Receivables Backed Notes - Series 2015-T2, Class B (5)	3.3720%	Nov. 2046	Nov. 2016	—	—	7,098
Advance Receivables Backed Notes - Series 2015-T2, Class C (5)	3.7660%	Nov. 2046	Nov. 2016	—	—	8,113
Advance Receivables Backed Notes - Series 2015-T2, Class D (5)	4.2580%	Nov. 2046	Nov. 2016	—	—	22,816
Advance Receivables Backed Notes - Series 2015-T3, Class A (5)	3.2110%	Nov. 2047	Nov. 2017	—	310,195	310,195
Advance Receivables Backed Notes - Series 2015-T3, Class B (5)	3.7040%	Nov. 2047	Nov. 2017	—	17,695	17,695
Advance Receivables Backed Notes - Series 2015-T3, Class C (5)	4.1960%	Nov. 2047	Nov. 2017	—	19,262	19,262
Advance Receivables Backed Notes - Series 2015-T3, Class D (5)	4.6870%	Nov. 2047	Nov. 2017	—	52,848	52,848
Advance Receivables Backed Notes - Series 2016-T1, Class A (5)	2.5207%	Aug. 2048	Aug. 2018	—	216,700	—
Advance Receivables Backed Notes - Series 2016-T1, Class B (5)	3.0643%	Aug. 2048	Aug. 2018	—	9,000	—
Advance Receivables Backed Notes - Series 2016-T1, Class C (5)	3.6067%	Aug. 2048	Aug. 2018	—	10,800	—
Advance Receivables Backed Notes - Series 2016-T1, Class D (5)	4.2462%	Aug. 2048	Aug. 2018	—	28,500	—
Advance Receivables Backed Notes - Series 2016-T2, Class A (5)	2.7215%	Aug. 2049	Aug. 2019	—	188,300	—
Advance Receivables Backed Notes - Series 2016-T2, Class B (5)	3.2647%	Aug. 2049	Aug. 2019	—	8,500	—

Borrowing Type	Interest Rate	Maturity (1)	Amortization Date (1)	Available Borrowing Capacity (2)	2016	2015
Advance Receivables Backed Notes - Series 2016-T2, Class C (5)	3.8066%	Aug. 2049	Aug. 2019	—	10,300	—
Advance Receivables Backed Notes - Series 2016-T2, Class D (5)	4.4456%	Aug. 2049	Aug. 2019	—	27,900	—
Total Ocwen Master Advance Receivables Trust (OMART)				196,818	1,123,182	1,393,156

Advance Receivables Backed Notes, Series 2014-VF1, Class A	Cost of Funds + 230 bps	Dec. 2047	Dec. 2017	8,171	43,229	31,343
Advance Receivables Backed Notes, Series 2014-VF1, Class B	Cost of Funds + 360 bps	Dec. 2047	Dec. 2017	597	3,403	4,157
Advance Receivables Backed Notes, Series 2014-VF1, Class C	Cost of Funds + 410 bps	Dec. 2047	Dec. 2017	879	4,421	4,564
Advance Receivables Backed Notes, Series 2014-VF1, Class D	Cost of Funds + 470 bps	Dec. 2047	Dec. 2017	2,260	12,040	11,351
Total Ocwen Servicer Advance Receivables Trust III (OSART III) (6)				11,907	63,093	51,415

Advance Receivables Backed Notes, Series 2015-VF1, Class A	1ML + 240 bps	Jun. 2047	Jun. 2017	44,395	74,605	112,882
Advance Receivables Backed Notes, Series 2015-VF1, Class B	1ML + 340 bps	Jun. 2047	Jun. 2017	8,091	7,909	12,268
Advance Receivables Backed Notes, Series 2015-VF1, Class C	1ML + 400 bps	Jun. 2047	Jun. 2017	3,594	3,406	5,951
Advance Receivables Backed Notes, Series 2015-VF1, Class D	1ML + 480 bps	Jun. 2047	Jun. 2017	9,198	8,802	8,377
Total Ocwen Freddie Advance Funding (OFAF) (7)				65,278	94,722	139,478
				$274,003	$1,280,997	$1,584,049

Weighted average interest rate					3.21%	3.15%

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

(2)
Borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At December 31, 2016, none of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged.

(3)	1ML was 0.77% and 0.43% at December 31, 2016 and 2015, respectively.

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

(6)
On December 15, 2016, we extended the term of this facility for an additional year and reduced the maximum borrowing capacity under the facility from $90.0 million to $75.0 million. There is a ceiling of 75 bps for 1ML in determining the interest rate for these variable rate notes.

(7)
On March 31, 2016, the combined borrowing capacity of the Series 2015-VF1 Notes was increased to $160.0 million. On June 10, 2016, the term of this facility was extended for an additional year. There is a ceiling of 125 bps for 1ML in determining the interest rate for these notes.

Pursuant to our agreements with NRZ, NRZ has assumed the obligation to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs, or NRZ/HLSS Transactions. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. As of December 31, 2016, we were the servicer on Rights to MSRs sold to NRZ pertaining to approximately $118.7 billion in UPB and the associated outstanding servicing advances as of such date were approximately $4.1 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance funding obligations, our liquidity, financial condition and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances.
In addition, although we are not an obligor or guarantor under NRZ’s advance financing facilities, we are a party to certain of the facility documents as the servicer of the underlying loans on which advances are being financed. As the servicer, we make certain representations, warranties and covenants, including representations and warranties in connection with our sale of advances to NRZ.
Financing Liabilities
Financing liabilities are comprised of the following at December 31:

Borrowings	Collateral	Interest Rate	Maturity	2016	2015
Financing liability – MSRs pledged	MSRs	(1)	(1)	$477,707	$541,704
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (2)	MSRs	(2)	Feb. 2028	81,131	96,546
Financing liability – Advances pledged (3)	Advances on loans	(3)	(3)	20,193	59,643
HMBS-related borrowings (4)	Loans held for investment	1ML + 260 bps	(4)	3,433,781	2,391,362
				$4,012,812	$3,089,255

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

(3)	Certain sales of advances in 2014 did not qualify for sales accounting treatment and were accounted for as a financing. This financing liability has no contractual maturity.

(4)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.

Other Secured Borrowings
Other secured borrowings are comprised of the following at December 31:

Borrowings	Collateral	Interest Rate	Maturity	Available Borrowing Capacity (1)	2016	2015
Senior secured term loan (SSTL):
SSTL (2)	(2)	1-Month Euro-dollar rate + 425 bps with a Eurodollar floor of 125 bps	Feb. 2018	$—	$—	$398,454
SSTL (2)	(2)	1-Month Euro-dollar rate + 500 bps with a Eurodollar floor of 100 bps (2)	Dec. 2020	—	335,000	—
				—	335,000	398,454

Mortgage loan warehouse facilities:
Repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Sep. 2017	37,630	12,370	42,973
Master repurchase agreement (4)	LHFS	1ML + 200 bps; 1ML floor of 0.0%	Jan. 2017 (4)	26,457	173,543	156,226
Participation agreement (5)	LHFS	N/A	Apr. 2017 (5)	—	44,413	49,897
Participation agreement (5)	LHFS	N/A	Apr. 2017 (5)	—	48,326	73,049
Mortgage warehouse agreement (6)	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 300 or 350 bps	Aug. 2017	—	26,254	63,175
Master repurchase agreement (7)	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 25 bps	Jan. 2018	49,877	50,123	—
				113,964	355,029	385,320

				$113,964	690,029	783,774
Unamortized debt issuance costs - SSTL					(7,612)	(20,012)
Discount - SSTL					(3,874)	(1,351)
					$678,543	$762,411

Weighted average interest rate					4.56%	4.38%

(1)	For our mortgage loan warehouse facilities, available borrowing capacity does not consider the amount of the facility that the lender has extended on an uncommitted basis.

(2)
On December 5, 2016, we entered into an Amended and Restated Senior Secured Term Loan Facility Agreement (the Amended and Restated Agreement). The Amended and Restated Agreement establishes a new SSTL with a borrowing capacity of $335.0 million and a maturity date of December 5, 2020. We used the proceeds of the new SSTL to repay our obligations under the prior SSTL and to pay certain fees and expenses of the transaction. We may request increases to the loan amount of up to $100.0 million, with additional increases subject to certain limitations. We are required to make quarterly payments on the SSTL in an amount of $4.2 million commencing on March 31, 2017.

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
Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate (the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1ML)), plus a margin of 4.00% and subject to a base rate floor of 2.00% or (b) the one month Eurodollar rate, plus a margin of 5.00% and subject to a one month Eurodollar floor of 1.00%. To date we have elected option (b) to determine the interest rate.
The amended and restated agreement includes covenants that are substantially similar to the prior senior secured term loan, including the requirement that Ocwen maintain a loan-to-value ratio at a 40% level as of the last date of any fiscal quarter throughout the term of the SSTL.

(3)
Fifty percent of the maximum borrowing amount of $100.0 million is available on a committed basis and fifty percent is available at the discretion of the lender. On September 29, 2016, we renewed this facility through September 28, 2017 with no change in interest rates or maximum borrowing capacity. We use this facility to fund the repurchase of certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications and loan resolution activity as part of our contractual obligations as the servicer of the loans.

(4)
Under this repurchase agreement, the lender provides financing on a committed basis for $200.0 million. On November 28, 2016, we extended the term of this agreement to January 31, 2017 with no change in rates or maximum borrowing capacity, although a LIBOR floor of 0.0% was added to the terms of the facility effective September 30, 2016. On January 31, 2017, the term of this agreement was further extended to February 28, 2017.

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

(6)
Under this participation agreement, the lender provides financing for $110.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. On August 17, 2016, the term of this agreement was extended to August 17, 2017.

(7)
We entered into this agreement on January 5, 2016. The lender provides financing on a committed basis for $100.0 million. On December 23, 2016, the term of this agreement was extended to January 2, 2018. The other terms remained unchanged.

Senior Notes
Senior notes, net are comprised of the following at December 31:

	2016	2015
6.625% Senior unsecured notes	$3,122	$350,000
8.375% Senior secured notes	346,878	—
	350,000	$350,000
Unamortized debt issuance costs	(3,211)	(4,489)
	$346,789	$345,511
Senior Unsecured Notes
On May 12, 2014, Ocwen completed the issuance and sale of $350.0 million aggregate principal amount of 6.625% Senior Unsecured Notes due 2019 (Senior Unsecured Notes) in a private offering. On December 5, 2016, holders of $346.9 million principal amount of the Senior Unsecured Notes exchanged their notes for 8.375% Senior Secured Second Lien Notes issued by OLS that mature in 2022 (Senior Secured Notes).
Ocwen may redeem all or a part of the remaining Senior Unsecured Notes, upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) specified in the Indenture plus accrued and unpaid interest and additional interest, if any. The redemption prices during the twelve-month periods beginning on May 15th of each year are as follows:

Year	Redemption Price
2016	104.969%
2017	103.313%
2018 and thereafter	100.000%

In connection with our issuance of the Senior Unsecured Notes, we incurred certain costs that we capitalized and are amortizing over the period from the date of issuance to May 15, 2019. The unamortized balance of these issuance costs was $0.03 million and $4.5 million at December 31, 2016 and 2015, respectively.
Senior Secured Notes
On December 5, 2016, OLS completed a debt-for-debt exchange offer whereby OLS issued $346.9 million aggregate principal amount of Senior Secured Notes in exchange for $346.9 million aggregate principal amount (or 99.1%) of Ocwen’s Senior Unsecured Notes. The Senior Secured Notes will mature on November 15, 2022. Interest will be payable semiannually on each May 15 and November 15, commencing on May 15, 2017. The Senior Secured Notes are guaranteed by Ocwen and OMS, Homeward Residential Holdings, Inc., Homeward and ACS (the Guarantors). The Senior Secured Notes are secured by second priority liens on the assets and properties of OLS and the Guarantors that secure the first priority obligations under the SSTL, excluding certain MSRs.
At any time, OLS may redeem all or a part of the Senior Secured Notes, upon not less than 30 nor more than 60 days’ notice at a specified redemption price, plus accrued and unpaid interest to the date of redemption. Prior to November 15, 2018, the Senior Secured Notes may be redeemed at a redemption price equal to 100.0% of the principal amount of the Senior Secured Notes redeemed, plus the applicable premium (as defined in the Indenture). On or after November 15, 2018, OLS may redeem all or a part of the Senior Secured Notes at the redemption prices (expressed as percentages of principal amount) specified in the Indenture. The redemption prices during the twelve-month periods beginning on November 15th of each year are as follows:

Year	Redemption Price
2018	106.281%
2019	104.188%
2020	102.094%
2021 and thereafter	100.000%
At any time, on or prior to November 15, 2018, OLS may, at its option, use the net cash proceeds of one or more equity offerings (as defined in the Indenture) to redeem up to 35.0% of the principal amount of all Senior Secured Notes issued at a redemption price equal to 108.375% of the principal amount of the Senior Secured Notes redeemed plus accrued and unpaid interest to the date of redemption, provided that: (i) at least 65.0% of the principal amount of all Senior Secured Notes issued under the Indenture (including any additional Senior Secured Notes) remains outstanding immediately after any such redemption; and (ii) OLS makes such redemption not more than 120 days after the consummation of any such Equity Offering.
Upon the occurrence of a change of control (as defined in the Indenture), OLS is required to make an offer to the holders of the Senior Secured Notes to repurchase all or a portion of each holder’s Senior Secured Notes at a purchase price equal to 101.0% of the principal amount of the Senior Secured Notes purchased plus accrued and unpaid interest to the date of purchase.
The Indenture contains certain covenants, including, but not limited to, limitations and restrictions on Ocwen’s ability and the ability of its restricted subsidiaries (including OLS) to (i) incur additional debt or issue preferred stock; (ii) pay dividends or make distributions on or purchase equity interests of Ocwen (iii) repurchase or redeem subordinated debt prior to maturity; (iv) make investments or other restricted payments; (v) create liens on assets to secure debt of OLS or any Guarantor; (vi) sell or transfer assets; (vii) enter into transactions with affiliates; and (viii) enter into mergers, consolidations, or sales of all or substantially all of the assets of Ocwen and its restricted subsidiaries, taken as a whole. As of the date of the Indenture, all of Ocwen’s subsidiaries are restricted subsidiaries. The restrictive covenants set forth in the Indenture are subject to important exceptions and qualifications. Many of the restrictive covenants will be suspended if (i) the Senior Secured Notes achieve an investment grade rating from both Moody’s and Standard & Poor’s Ratings Services (S&P) and (ii) no default or event of default has occurred and is continuing under the Indenture. Covenants that are suspended as a result of achieving these ratings will again apply if one or both of Moody’s and S&P withdraws its investment grade rating or downgrades the rating assigned to the Senior Secured Notes below an investment grade rating.
In connection with our issuance of the Senior Secured Notes, we incurred certain costs that we capitalized and are amortizing over the period from the date of issuance to November 15, 2022. The unamortized balance of these issuance costs was $3.2 million at December 31, 2016.
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
As of December 31, 2016, the most restrictive consolidated tangible net worth requirements were for a minimum of $1.1 billion at OLS under our match funded debt agreements and three repurchase agreements and $575.0 million at Ocwen under a master repurchase agreement.
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
Maturities of Borrowings and Management’s Plans to Address Maturing Borrowings
Aggregate expected maturities of our borrowings at December 31, 2016 are included in the table below. Certain of our borrowings mature within one year of the date of issuance of these financial statements. Based on management’s evaluation, we expect to renew, replace or extend all such borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.

	Expected Maturity Date (1) (2) (3)
	2017	2018	2019	2020	2021	There- after	Total Balance	Fair Value
Match funded liabilities	$780,997	$265,000	$235,000	$—	$—	$—	$1,280,997	$1,275,059
Other secured borrowings	321,656	66,873	16,750	284,750	—	—	690,029	682,703
Senior notes	—	—	3,122	—	—	346,878	350,000	355,303
	$1,102,653	$331,873	$254,872	$284,750	$—	$346,878	$2,321,026	$2,313,065

(1)	Amounts are exclusive of any related discount or unamortized debt issuance costs.

(2)
For match funded liabilities, the expected maturity date is the date on which the revolving period ends for each advance financing facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.

(3)
Excludes financing liabilities, which we recognized in connection with asset sales transactions that we accounted for as financings. Financing liabilities include $477.7 million recorded in connection with sales of Rights to MSRs and $3.4 billion recorded in connection with the securitizations of HMBS. The MSR-related financing liabilities have no contractual maturity and are amortized over the life of the transferred Rights to MSRs. The HMBS-related financing liabilities have no contractual maturity and are amortized as the related loans are repaid.

Note 14 — Other Liabilities
Other liabilities were comprised of the following at December 31:

	2016	2015
Contingent loan repurchase liability (1)	$246,081	$346,984
Accrued legal fees and settlements	93,797	74,922
Due to NRZ (2)	83,248	18,538
Other accrued expenses	80,021	113,934
Servicing-related obligations	35,324	44,385
Liability for indemnification obligations	27,546	36,615
Liability for uncertain tax positions	23,216	44,751
Checks held for escheat	16,890	14,301
Deferred income	4,481	4,341
Accrued interest payable	3,698	3,667
Derivatives, at fair value	1,550	—
Other	65,387	42,006
	$681,239	$744,444

(1)
In connection with the Ginnie Mae EBO program, we have re-recognized certain loans on our consolidated balance sheets and established a corresponding repurchase liability regardless of our intention to repurchase the loan.

(2)	Balances represent advance collections and servicing fees to be remitted to NRZ.
Note 15 — Equity
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
On October 31, 2013, we announced that Ocwen’s Board of Directors had authorized a share repurchase program for an aggregate of up to $500.0 million of Ocwen’s issued and outstanding shares of common stock. This share repurchase program expired on July 31, 2016. During 2016, we completed the repurchase of 991,985 shares of common stock in the open market under this program for a total purchase price of $5.9 million. From inception of this program through expiration, we completed the repurchase of 13,163,793 shares for an aggregate purchase price of $380.3 million.
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
We evaluated the preferred stock and determined that, prior to conversion, it should be accounted for as “mezzanine” equity in our consolidated balance sheets rather than permanent equity as part of Stockholders’ equity because change of control provisions could result in a redemption not solely under Ocwen’s control. We also evaluated the conversion option of the preferred stock and determined that it represented a Beneficial Conversion Feature (BCF). Therefore, we determined the intrinsic value of the BCF and accounted for it as a discount on the preferred stock with an offsetting increase in additional paid in capital. We determined the period over which the discount would be amortized and reported the amortization as a deemed dividend in our consolidated statements of operations.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCL), net of income taxes, were as follows at December 31:

	2016	2015
Unrealized losses on cash flow hedges	$1,329	$1,641
Other	121	122
	$1,450	$1,763
Note 16 — Derivative Financial Instruments and Hedging Activities
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
The following table summarizes the changes in the notional balances of our holdings of derivatives during the year ended December 31, 2016:

	IRLCs	Forward MBS Trades	Interest Rate Caps
Beginning notional balance	$278,317	$632,720	$2,110,000
Additions	6,711,653	5,529,405	703,333
Amortization	—	—	(793,333)
Maturities	(5,236,398)	(2,820,929)	—
Terminations	(1,393,122)	(2,732,019)	(1,065,000)
Ending notional balance	$360,450	$609,177	$955,000

Fair value of derivative assets (liabilities) at:
December 31, 2016	$6,507	$(614)	$1,836
December 31, 2015	$6,080	$295	$2,042

Maturity	Jan. 2017 - May 2017	Mar. 2017	Oct. 2017 - Dec. 2018
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
The following summarizes our open derivative positions at December 31, 2016 and the gains (losses) on all derivatives used in each of the identified hedging programs for the year then ended. None of the derivatives was designated as a hedge for accounting purposes at December 31, 2016:

Purpose	Expiration Date	Notional Amount	Fair Value (1)	Gains (Losses)	Consolidated Statement of Operations Caption
Interest rate risk of borrowings
Interest rate caps	Oct. 2017 - Dec. 2018	$955,000	$1,836	$(1,387)	Other, net

Interest rate risk of mortgage loans held for sale and of IRLCs
Forward MBS trades	Mar. 2017	609,177	(614)	(6,592)	Gain on loans held for sale, net

IRLCs	Jan. 2017 - May 2017	360,450	6,507	(55)	Gain on loans held for sale, net
Total derivatives			$7,729	$(8,034)

(1)	Derivatives are reported at fair value in Other assets or in Other liabilities on our consolidated balance sheets.
Included in AOCL at December 31, 2016 and 2015, respectively, were $1.4 million and $1.7 million of deferred unrealized losses, before taxes of $0.1 million and $0.1 million, respectively, on interest rate swaps that we had designated as cash flow hedges. Changes in AOCL during the years ended December 31 were as follows:

	2016	2015	2014
Beginning balance	$1,763	$8,413	$10,151

Losses on terminated cash flow hedging relationships amortized to earnings	(337)	(7,042)	(1,982)
Decrease in deferred taxes on accumulated losses on cash flow hedges	24	392	248
Decrease in accumulated losses on cash flow hedges, net of taxes	(313)	(6,650)	(1,734)

Other, net of taxes	—	—	(4)

Ending balance	$1,450	$1,763	$8,413
As of December 31, 2016, amortization of accumulated losses on cash flow hedges from AOCL to Other income (expense), net is projected to be $0.3 million during 2017. To the extent we sell the MSRs to which the accumulated losses on cash flow hedges applied, a proportionate amount of the remaining unamortized accumulated losses associated with the MSRs sold is recognized in earnings at that time.

Other income (expense), net, includes the following related to derivative financial instruments for the years ended December 31:

	2016	2015	2014
Losses on economic hedges	(1,387)	(1,377)	(661)
Write-off of losses in AOCL for a discontinued hedge relationship (1)	(337)	(7,042)	(1,982)
	$(1,724)	$(8,419)	$(2,643)

(1)
Includes the accelerated write-off in 2015 of deferred losses on a swap that had been designated for accounting purposes as a hedge of the purchase price of an MSR acquisition, when we sold a portion of the related MSRs.

Note 17 — Interest Income
The following table presents the components of interest income for the years ended December 31:

	2016	2015	2014
Loans held for sale	$15,774	$16,167	$20,299
Automotive dealer financing notes	1,534	39	—
Interest earning cash deposits and other	1,775	2,114	2,692
	$19,083	$18,320	$22,991
Interest income that we expect to be collected on Loans Held for Investment - Reverse Mortgages, or HECMs, is included with net fair value gains in Other revenues.
Note 18 — Interest Expense
The following table presents the components of interest expense for the years ended December 31:

	2016	2015	2014
Financing liabilities (1) (2)	$248,834	$292,306	$371,852
Match funded liabilities	66,879	65,248	61,576
Other secured borrowings	60,469	91,391	82,837
Senior notes	30,012	26,259	15,595
Other	6,389	7,169	9,897
	$412,583	$482,373	$541,757

(1)	Includes interest expense related to financing liabilities recorded in connection with the NRZ/HLSS Transactions as indicated in the table below:

	2016	2015	2014
Servicing fees collected on behalf of NRZ/HLSS	$633,545	$694,833	$736,122
Less: Subservicing fee retained by Ocwen	337,727	355,527	358,053
Net servicing fees remitted to NRZ/HLSS	295,818	339,306	378,069
Less: Reduction in financing liability	61,418	70,513	17,374
Interest expense on NRZ/HLSS financing liability	$234,400	$268,793	$360,695
The reduction in the financing liability does not include reimbursements to NRZ/HLSS for the loss of servicing revenues when we were terminated as servicer and where the related Rights to MSRs had been sold to NRZ/HLSS.

(2)
Includes $10.5 million and $14.3 million of fees incurred in 2016 and 2015, respectively, in connection with our agreement to compensate NRZ/HLSS through June 2016 for certain increased costs associated with its servicing advance financing facilities that were the direct result of a previous downgrade of our S&P servicer rating.

Interest expense that we expect to be paid on the HMBS-related borrowings is included with net fair value gains in Other revenues.

Note 19 — Income Taxes
For income tax purposes, the components of loss before taxes were as follows for the years ended December 31:

	2016	2015	2014
Domestic	$(130,920)	$(62,903)	$(401,741)
Foreign	(75,441)	(66,958)	(41,418)
	$(206,361)	$(129,861)	$(443,159)
The components of income tax expense (benefit) were as follows for the years ended December 31:

	2016	2015	2014
Current:
Federal	$(8,025)	$46,680	$(20,824)
State	460	1,079	(403)
Foreign	5,099	161	9,195
	(2,466)	47,920	(12,032)
Deferred:
Federal	(22,054)	(27,173)	41,986
State	4,701	(3,719)	(997)
Foreign	(2,806)	2,754	(6,162)
Provision for valuation allowance on deferred tax assets	15,639	97,069	3,601
	(4,520)	68,931	38,428
Total	$(6,986)	$116,851	$26,396
Income tax expense differs from the amounts computed by applying the U.S. Federal corporate income tax rate of 35% as follows for the years ended December 31:

	2016	2015	2014
Expected income tax expense (benefit) at statutory rate	$(72,225)	$(45,451)	$(155,106)
Differences between expected and actual income tax expense:
Impairment of goodwill	—	—	92,034
State tax, after Federal tax benefit	250	(2,867)	(1,084)
Provision for liability for uncertain tax positions	2,236	18,205	47
Provision for liability for intra-entity transactions	3,357	4,700	6,037
Non-deductible regulatory settlements	—	700	53,375
Other permanent differences	515	(463)	(254)
Foreign tax differential	42,463	41,695	27,799
Provision for valuation allowance on deferred tax assets (1)	15,639	97,069	3,601
Other	779	3,263	(53)
Actual income tax expense (benefit)	$(6,986)	$116,851	$26,396

(1)
The provision for valuation allowance in 2016 and 2015 primarily relates to the recording of the valuation allowance on both the U.S. and USVI net deferred tax assets as of December 31, 2016 and 2015. Also included in the provision for valuation allowance in 2015 is the reversal of a portion of the valuation allowance previously recorded on taxable losses earned by OMS which were taxable in the U.S. as effectively connected income (ECI), which is equal to the positive taxable income that is expected to be generated for ECI purposes for the year ended December 31, 2015.

Ocwen is a global company with operations in the USVI, India and the Philippines, among other jurisdictions. In the effective tax rate reconciliation, we first calculate income tax expense attributable to worldwide continuing operations at the U.S. statutory tax rate of 35%. The foreign tax rate differential therefore represents the difference in tax expense between jurisdictional income taxed at the U.S. statutory rate of 35% and each respective jurisdictional statutory rate. As the U.S. tax rate is among the highest global tax rates and a majority of our income is subject to tax in the USVI at a significantly lower tax rate, the foreign tax rate differential component of our effective tax rate reconciliation is often the most significant adjusting item to our global rate.

Net deferred tax assets were comprised of the following at December 31:

	2016	2015
Deferred tax assets:
Net operating loss carryforward	$67,657	$24,511
Mortgage servicing rights amortization	11,592	15,697
Partnership losses	8,976	10,137
Intangible asset amortization	8,223	10,293
Accrued incentive compensation	8,017	10,107
Accrued legal settlements	9,178	10,519
Stock-based compensation expense	5,659	4,834
Accrued other liabilities	5,543	5,641
Foreign deferred assets	5,219	3,647
Foreign tax credit	4,262	—
Tax residuals and deferred income on tax residuals	4,037	4,052
Bad debt and allowance for loan losses	3,268	6,227
Reserve for servicing exposure	1,900	3,353
Delinquent servicing fees	1,647	2,360
Capital losses	1,450	1,710
Other	1,872	7,056
	148,500	120,144
Deferred tax liabilities:
Foreign undistributed earnings	13,619	5,421
Other	76	77
	13,695	5,498
	134,805	114,646
Valuation allowance	(132,073)	(116,434)
Deferred tax assets (liabilities), net	$2,732	$(1,788)
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we gave more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. We are diversifying our strategic focus due to both regulatory and market-based factors affecting the Servicing business, and we believe our residential lending business and other new business lines will be our primary driver of growth for the future. As a result, we are seeking to transform Ocwen over time by reinvesting cash flows generated by the Servicing business to grow not only our residential mortgage lending business but also to grow other new business lines, which we believe can diversify our income profile and assist us in returning Ocwen to profitability. Both the U.S. and USVI jurisdictions are in a three-year cumulative loss position as of December 31, 2016 due to poor operating results in both jurisdictions in addition to the significant goodwill impairment and NY DFS settlement in 2014 in the US jurisdiction and significant monitoring and regulatory compliance costs in the USVI jurisdiction. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, taxable income in prior carryback years, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, we recorded a valuation allowance of $95.5 million and $84.5 million on our U.S. net deferred tax assets at December 31, 2016 and 2015, respectively, and a valuation allowance of $36.2 million and $31.6 million on our USVI net deferred tax assets at December 31, 2016 and 2015, respectively. These U.S. and USVI jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances.
At December 31, 2016, we had U.S. NOL carryforwards and USVI NOL carryforwards of $192.4 million and $361.2 million. These carryforwards will expire beginning 2019 through 2035. We believe that it is more likely than not that the benefit from certain U.S. NOL carryforwards will not be realized. In recognition of this risk, we have provided a total valuation allowance of $67.3 million on the deferred tax assets relating to these U.S. NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2016 will be accounted for as a reduction of income tax expense. Additionally, it is our expectation that $361.2 million of USVI NOLs will be carried back to offset prior period tax due in the USVI and we have, therefore, reflected the tax-effect of this attribute as a component of income taxes receivable. We also have USVI capital loss carryforwards of $23.0 million at December 31, 2016 against which a valuation allowance has been recorded.
Our major jurisdiction tax years that remain subject to examination are our U.S. federal tax return for the years ended December 31, 2012 through the present, our USVI corporate tax return for the years ended December 31, 2012 through the present and our India corporate tax returns for the years ended March 31, 2009 through the present. Our U.S. federal tax return for the year ended December 31, 2012 is currently under examination. A reconciliation of the beginning and ending amount of the total liability for uncertain tax positions is as follows for the years ended December 31:

	2016	2015	2014
Beginning balance	$32,548	$22,523	$27,273
Additions for tax positions of prior years	—	13,162	1,392
Reductions for tax positions of prior years	—	(2,741)	(6,010)
Reductions for settlements	(14,420)	—	—
Lapses in statute of limitations	(1,134)	(396)	(132)
Ending balance	$16,994	$32,548	$22,523
We recognized total interest and penalties of $(1.0) million, $6.3 million and $2.3 million in 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, accruals for interest and penalties were $6.2 million and $12.2 million, respectively. As of December 31, 2016 and 2015, we had a liability for uncertain tax positions of $17.0 million and $32.5 million, respectively, all of which if recognized would affect the effective tax rate.
It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to activities of the Internal Revenue Service or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. We believe that it is reasonably possible that a decrease of up to $17.0 million in unrecognized tax benefits may be necessary within the next 12 months.
As of December 31, 2016, we have recognized a deferred tax liability of $13.6 million for India and Philippines subsidiary undistributed earnings of $29.7 million. With the exception of the India and Philippines subsidiary earnings, we consider the remainder of our foreign subsidiary undistributed earnings to be indefinitely invested outside the U.S. based on our specific plans for reinvestment. As of December 31, 2016, our foreign subsidiaries have approximately $157.0 million of undistributed earnings and $200.2 million of cash and short-term investments. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability is not practicable.
OMS is headquartered in Frederiksted, St. Croix, USVI and is located in a federally recognized economic development zone where qualified entities are eligible for certain benefits. We refer to these benefits as “EDC benefits” as they are granted by the USVI Economic Development Commission. We were approved as a Category IIA service business, and are therefore entitled to receive benefits that may have a favorable impact on our effective tax rate. These benefits, among others, enable us to avail ourselves of a credit of 90% of income taxes on certain qualified income related to our servicing business. The exemption was granted as of October 1, 2012 and is available for a period of 30 years until expiration on September 30, 2042. The impact of these EDC benefits decreased our current foreign tax benefit by $62.7 million and $68.2 million related to 2016 and 2015 USVI losses, respectively, and decreased our foreign tax expense by $61.2 million related to 2014 USVI income. The benefit (detriment) of these EDC benefits on diluted earnings per share was $(0.51), $(0.54) and $0.47 for 2016, 2015 and 2014, respectively.

Note 20 — Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or net loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted earnings per share by dividing net income attributable to Ocwen, as adjusted to add back any preferred stock dividends, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and preferred stock. The following is a reconciliation of the calculation of basic loss per share to diluted loss per share for the years ended December 31:

	2016	2015	2014
Basic loss per share:
Net loss attributable to Ocwen common stockholders	$(199,762)	$(247,017)	$(472,602)

Weighted average shares of common stock	123,990,700	125,315,899	131,362,284

Basic loss per share	$(1.61)	$(1.97)	$(3.60)

Diluted loss per share (1):
Net loss attributable to Ocwen common stockholders	$(199,762)	$(247,017)	$(472,602)
Preferred stock dividends (1) (2)	—	—	—
Adjusted net loss attributable to Ocwen	$(199,762)	$(247,017)	$(472,602)

Weighted average shares of common stock	123,990,700	125,315,899	131,362,284
Effect of dilutive elements (1):
Preferred stock (1) (2)	—	—	—
Stock options	—	—	—
Common stock awards	—	—	—
Dilutive weighted average shares of common stock	123,990,700	125,315,899	131,362,284

Diluted loss per share	$(1.61)	$(1.97)	$(3.60)

Stock options and common stock awards excluded from the computation of diluted earnings per share:
Anti-dilutive (3)	7,176,089	2,038,588	314,688
Market-based (4)	795,456	924,438	295,000

(1)
For 2016, 2015 and 2014, we have excluded the effect of preferred stock, stock options and common stock awards from the computation of diluted earnings per share because of the anti-dilutive effect of our reported net loss.

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
Note 21 — Employee Compensation and Benefit Plans
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
Retirement Plan
We maintain defined contribution plans for employees in the U.S (401(k) plan) and India (Provident Fund). Generally, for the 401(k) plan, we match 50% of each employee’s contributions, limited to 2% of the employee’s compensation. For the

Provident Fund, both the employee and the employer are required to make minimum contributions to the fund at a predetermined rate (currently 12%) applied to a portion of the employee's salary. Employers are not required to make contributions beyond this minimum.
Our contributions to these plans were $5.0 million, $5.4 million and $5.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Annual Incentive Plan
The Ocwen Financial Corporation Amended 1998 Annual Incentive Plan and the 2007 Equity Incentive Plan (the 2007 Equity Plan) are our primary incentive compensation plans for executives and other eligible employees. Under the terms of these plans, participants can earn cash and equity-based awards as determined by the Compensation Committee of the Board of Directors (the Committee). The awards are based on objective and subjective performance criteria established by the Committee. The Committee may at its discretion adjust performance measurements to reflect significant unforeseen events. We recognized $25.5 million, $30.2 million and $13.5 million of compensation expense during 2016, 2015 and 2014, respectively, related to annual incentive compensation awarded in cash.
The 2007 Equity Plan authorizes the grant of stock options, restricted stock or other equity-based awards to employees. At December 31, 2016, there were 5,097,874 shares of common stock remaining available for future issuance under the 2007 Equity Plan. Beginning in 2008, Ocwen granted equity-based awards to certain members of senior management that included stock options, a portion of which included only a service condition and a portion of which included only a market condition. Beginning in 2015, Ocwen began granting equity awards to certain members of senior management that included stock options with only a service condition, stock units with only a service condition and stock units with both a service condition and a market condition. These awards had the following characteristics in common:

Type of Award	Percent of Total Equity Award	Vesting Period
2008 - 2014 Awards:
Options:
Service Condition:
Time-based	25%	Ratably over four years (25% on each of the four anniversaries of the grant date)
Market Condition:
Market performance-based	50
Over three years beginning with 25% vesting on the date that the stock price has at least doubled over the exercise price and the compounded annual gain over the exercise price is at least 20% and then ratably over three years (25% on each of the next three anniversaries of the achievement of the market condition)

Extraordinary market performance-based	25
Over three years beginning with 25% vesting on the date that the stock price has at least tripled over the exercise price and the compounded annual gain over the exercise price is at least 25% and then ratably over three years (25% on each of the next three anniversaries of the achievement of the market condition)

Total award	100%

Type of Award	Percent of Total Equity Award	Vesting Period
2015 Awards:
Options:
Service Condition:
Time-based	35%	Ratably over four years (25% vesting on each of the first four anniversaries of the grant date.)
Stock Units:
Service Condition:
Time-based	16	Over four years with 1/3 vesting on each of the 2nd, 3rd and 4th anniversaries of the grant date.
Market Condition:
Time-based vesting schedule and Market performance-based vesting date	49
Vest over four years with 25% vesting on each of the four anniversaries of the grant date. However, none are considered vested until the first trading day (if any) on or before the 4th anniversary of the award date on which the average stock price equals or exceeds the price set in the individual award agreement, at which time all units that have met their time-based vesting schedule vest immediately with the remainder vesting in accordance with their time-based schedule.

Total Award	100%

2016 Awards:
Stock Units:
Service Condition:
Time-based	47%	Over four years with 25% vesting on each of the first four anniversaries of the grant date.
Market Condition:
Time-based vesting schedule and Market performance-based vesting date	53
Vest over four years with 25% vesting on each of the four anniversaries of the grant date. However, none are considered vested until the first trading day (if any) on or before the 4th anniversary of the award date on which the average stock price equals or exceeds the price set in the individual award agreement, at which time all units that have met their time-based vesting schedule vest immediately with the remainder vesting in accordance with their time-based schedule.

Total Award	100%
The contractual term of all options granted is ten years from the grant date, except where employment terminates by reason of death, disability or retirement, in which case, the agreement may provide for an earlier termination of the options. The terms of the market-based options do not include a retirement provision. Stock units have a four-year term. If the market conditions are not met by the fourth anniversary of the award of stock units, those units terminate on that date.
Stock option activity for the years ended December 31 was as follows:

	2016		2015		2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,151,225	$10.10	6,828,861	$9.99	8,182,611	$10.62
Granted (1)(2)	—	$—	968,041	$17.48	330,000	$34.48
Exercised (3)(4)	(69,805)	$5.81	(145,677)	$5.24	(683,750)	$8.30
Forfeited/Canceled (1)(5)	(154,786)	$21.80	(500,000)	$24.38	(1,000,000)	$24.38
Outstanding at end of year (6)(7)	6,926,634	$9.88	7,151,225	$10.10	6,828,861	$9.99

Exercisable at end of year (6)(7)(8)	6,344,958	$8.71	6,187,559	$8.25	5,750,739	$6.84

(1)
Upon Mr. Erbey’s resignation as an officer and director of Ocwen on January 16, 2015, 500,000 of his unvested options would have been forfeited immediately. However, Ocwen agreed to modify the awards to allow them to vest. This had an effect equivalent to the canceling of the original awards and the granting of new awards effective on the date of resignation.

(2)	The weighted average grant date fair value of stock options granted was $3.28 and $12.94 during 2015 and 2014, respectively.

(3)
The total intrinsic value of stock options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, was $0.1 million, $0.3 million and $13.7 million for 2016, 2015 and 2014, respectively.

(4)
In connection with the exercise of stock options during 2015 and 2014, employees delivered 56,013 and 249,696 shares, respectively, of common stock to Ocwen as payment for the exercise price and the income tax withholdings on the compensation. As a result, a total of 89,664 and 434,054 net shares of stock were issued in 2015 and 2014, respectively, related to the exercise of stock options.

(5)
Stock options granted in 2012 included 2,000,000 options granted to Ocwen’s former Executive Chairman, William C. Erbey at an exercise price of $24.38 equal to the closing price of the stock on the day of the Committee’s approval. On April 22, 2014, Mr. Erbey surrendered 1,000,000 of these options. We recognized the remaining $5.7 million of previously unrecognized compensation expense associated with these options as of the date of surrender.

(6)
Excluding 280,000 market-based options that have not met their performance criteria, the net aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2016 was $0 and $0, respectively. A total of 4,662,814 market-based options were outstanding at December 31, 2016, of which 4,382,814 were exercisable.

(7)	At December 31, 2016, the weighted average remaining contractual term of options outstanding and options exercisable was 2.86 years and 2.42 years, respectively.

(8)	The total fair value of the stock options that vested and became exercisable during 2016, 2015 and 2014, based on grant-date fair value, was $1.1 million, $2.0 million and $2.6 million, respectively.
Stock unit activity for the years ended December 31 was as follows:

	2016		2015		2014
	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of year	835,730	$10.00	79,612	$32.23	28,235	$25.23
Granted (1)(2)	2,184,100	$2.19	790,397	$8.53	63,500	$34.34
Vested (3)(4)	(26,666)	$32.56	(34,279)	$27.92	(12,123)	$26.98
Forfeited/Canceled	(241,110)	$6.17	—	$—	—	$—
Unvested at end of year (5)(6)	2,752,054	$3.91	835,730	$10.00	79,612	$32.23

(1)
Stock units granted in 2015 included 584,438 stock units with a market condition for vesting based on an average common stock trading price of $16.26. As of December 31, 2016, these awards had not yet met the market condition.

(2)
Stock units granted in 2016 included 1,156,500 stock units with a market condition for vesting based on an average common stock trading price of $4.78. The market condition for these awards was met on November 30, 2016.

(3)
The total intrinsic value of stock units vested, which is defined as the market value of the stock on the date of vesting, was $0.1 million, $0.3 million and $0.3 million for 2016, 2015 and 2014, respectively.

(4)	The total fair value of the stock units that vested during 2016, 2015 and 2014, based on grant-date fair value, was $0.9 million, $1.0 million and $0.3 million, respectively.

(5)	Excluding the 502,446 market-based stock awards that have not met their performance criteria, the net aggregate intrinsic value of stock awards outstanding at December 31, 2016 was $12.1 million.

(6)	At December 31, 2016, the weighted average remaining contractual term of share units outstanding was 2.60 years.
Compensation expense related to equity-based awards is measured based on the grant-date fair value of the awards using an appropriate valuation model based on the vesting conditions of the awards. The fair value of the time-based option awards was determined using the Black-Scholes options pricing model, while a lattice (binomial) model was used to determine the fair value of the market-based option awards. Lattice (binomial) models incorporate ranges of assumptions for inputs. Stock unit awards with only a service condition are valued at their intrinsic value, which is the market value of the stock on the date of the award. The fair value of Stock unit awards with both a service condition and a market-based vesting condition is based on the output of a Monte Carlo simulation.

The following assumptions were used to value awards granted during the years ended December 31:

	2016	2015			2014
	Monte Carlo	Black-Scholes	Binomial	Monte Carlo	Black-Scholes	Binomial
Risk-free interest rate	1.12%	1.60% – 2.08%	0.20% - 2.74%	1.23%	1.98% – 2.60%	0% - 3.05%
Expected stock price volatility (1)	77%	45%	51% - 108%	65%	42%	41% - 42%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Expected life (in years) (2)	(3)	5.50	5.41 - 5.46	(3)	6.50	4.35 - 5.64
Contractual life (in years)	—	—	10	—	—	10
Fair value	$2.00	$3.36 - $4.62	$5.41 - $5.46	$7.99	$11.93 - $17.01	$8.99 - $13.82

(1)
We generally estimate volatility based on the historical volatility of Ocwen’s common stock over the most recent period that corresponds with the estimated expected life of the option. For stock awards valued using a Monte Carlo simulation, volatility is computed as a blend of historical volatility and implied volatility based on traded options on Ocwen’s common stock.

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

(3)
The stock units that contain both a service condition and a market-based condition are valued using the Monte Carlo simulation. The expected term is derived from the output of the simulation and represents the expected time to meet the market-based vesting condition. For equity awards with both service and market conditions, the requisite service period is the longer of the derived or explicit service period. In this case, the explicit service condition (vesting period) is the requisite service period, and the graded vesting method is used for expense recognition.

The following table sets forth equity-based compensation related to stock options and stock awards and the related excess tax benefit for the years ended December 31:

	2016	2015	2014
Equity-based compensation expense:
Stock option awards	$1,644	$3,978	$9,983
Stock awards	3,537	3,313	746
Excess tax benefit related to share-based awards	686	6,824	6,374
As of December 31, 2016, unrecognized compensation costs related to non-vested stock options amounted to $2.4 million, which will be recognized over a weighted-average remaining requisite service period of 1.87 years. Unrecognized compensation costs related to non-vested stock units as of December 31, 2016 amounted to $5.1 million, which will be recognized over a weighted-average remaining life of 1.91 years.
Note 22 — Business Segment Reporting
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

Corporate Items and Other. Corporate Items and Other includes revenues and expenses of ACS and our other business activities that are individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, interest expense on corporate debt and certain corporate expenses. Our cash balances are included in Corporate Items and Other. ACS provides short-term inventory-secured loans to independent used car dealers to finance their inventory. In addition, Ocwen formed CR Limited (CRL), our wholly-owned captive reinsurance subsidiary, and entered into a quota share re-insurance agreement effective in 2016 with a third-party insurer related to coverage on foreclosed real estate properties owned or serviced by us.
We allocate portions of interest income and interest expense to each business segment, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. We also allocate expenses incurred by corporate support services to each business segment.
Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
For the year ended December 31, 2016
Revenue (1)	$1,247,159	$112,363	$27,646	$(5)	$1,387,163

Expenses (1) (2)	920,434	104,342	198,483	(5)	1,223,254

Other income (expense):
Interest income	(109)	15,300	3,892	—	19,083
Interest expense	(357,413)	(14,398)	(40,772)	—	(412,583)
Gain on sale of mortgage servicing rights, net	8,492	—	—	—	8,492
Other (1)	15,812	1,065	(2,139)	—	14,738
Other income (expense), net	(333,218)	1,967	(39,019)	—	(370,270)

Income (loss) before income taxes	$(6,493)	$9,988	$(209,856)	$—	$(206,361)

For the year ended December 31, 2015
Revenue (1)	$1,613,537	$124,724	$2,895	$(58)	$1,741,098

Expenses (1) (2)	1,221,879	97,692	158,671	(58)	1,478,184

Other income (expense):
Interest income	1,044	14,669	2,607	—	18,320
Interest expense	(446,377)	(9,859)	(26,137)	—	(482,373)
Gain on sale of mortgage servicing rights, net	83,921	—	—	—	83,921
Other (1)	(14,370)	2,123	(396)	—	(12,643)
Other income (expense), net	(375,782)	6,933	(23,926)	—	(392,775)

Income (loss) before income taxes	$15,876	$33,965	$(179,702)	$—	$(129,861)

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
For the year ended December 31, 2014
Revenue (1)	$1,985,436	$119,220	$6,825	$(156)	$2,111,325

Expenses (1) (2)	1,643,323	156,272	235,769	(156)	2,035,208

Other income (expense):
Interest income	2,981	16,459	3,551	—	22,991
Interest expense	(515,141)	(10,725)	(15,891)	—	(541,757)
Other (1)	(4,043)	4,476	(943)	—	(510)
Other income (expense), net	(516,203)	10,210	(13,283)	—	(519,276)

Loss before income taxes	$(174,090)	$(26,842)	$(242,227)	$—	$(443,159)

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
December 31, 2016	$3,312,357	$3,863,848	$479,458	$—	$7,655,663

December 31, 2015	$4,089,064	$2,811,154	$480,090	$—	$7,380,308

December 31, 2014	$5,864,061	$1,963,729	$415,872	$—	$8,243,662

(1)	Inter-segment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered.
(2)Depreciation and amortization expense are as follows:

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
For the year ended December 31, 2016:
Depreciation expense	$6,804	$228	$18,306	$25,338
Amortization of mortgage servicing rights	32,669	309	—	32,978
Amortization of debt discount	727	—	3,450	4,177
Amortization of debt issuance costs	13,455	—	12,207	25,662

For the year ended December 31, 2015:
Depreciation expense	$2,990	$380	$15,789	$19,159
Amortization of mortgage servicing rights	98,849	345	—	99,194
Amortization of debt discount	2,680	—	—	2,680
Amortization of debt issuance costs	21,269	—	1,395	22,664

For the year ended December 31, 2014:
Depreciation expense	$9,955	$332	$11,623	$21,910
Amortization of mortgage servicing rights	249,471	705	199	250,375
Amortization of debt discount	1,318	—	—	1,318
Amortization of debt issuance costs	4,294	—	845	5,139
Note 23 — Related Party Transactions
Ocwen’s former Executive Chairman, William C. Erbey, also formerly served as Chairman of the Board of Altisource Portfolio Solutions, S.A. (Altisource), HLSS, Altisource Residential Corporation (Residential) and Altisource Asset

Management Corporation (AAMC). As a result, he had obligations to Ocwen as well as to Altisource, HLSS, Residential and AAMC. Effective January 16, 2015, Mr. Erbey resigned as an officer and director of Ocwen. Effective on that same date, Mr. Erbey also resigned from the boards of Altisource, HLSS, Altisource Residential and AAMC. Following his resignation, effective as of January 16, 2015, Mr. Erbey has no directorial, management, oversight, consulting or any other role at Ocwen, and we are expressly prohibited from providing any non-public information about Ocwen to Mr. Erbey pursuant to our settlement with the NY DFS. As a result of these and other relevant facts and circumstances, we believe that from and after January 17, 2015 Mr. Erbey does not possess the power, direct or indirect, to direct or cause the direction of our management and policies and, accordingly, we do not consider Altisource, HLSS, Residential or AAMC to be related parties. Revenues and expenses related to these agreements for the period from January 1 to January 16, 2015 are not significant and have not been disclosed. Absent a change in circumstances, we do not expect that we will consider any of these entities to be related parties in future periods.
The following table summarizes revenues and expenses related to our agreements with Altisource, HLSS (prior to the sale of its assets to NRZ), AAMC and Residential (and, as applicable, their subsidiaries) for the year ended December 31, 2014. See Note 25 — Commitments for additional discussion of our long-term agreements with Altisource. See Note 3 — Sales of Advances and MSRs, Note 5 — Loans Held for Sale, Note 8 — Mortgage Servicing and Note 13 — Borrowings for additional discussion of the NRZ/HLSS Transactions.

Revenues and Expenses:
Altisource agreements:
Revenues	$43,075
Expenses	101,520
HLSS support services agreement:
Revenues	$1,315
Expenses	1,729
AAMC support services and facilities agreements
Revenues	$1,160
Residential servicing agreement
Revenues	$15,658
Note 24 — Regulatory Requirements
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the Consumer Financial Protection Bureau (CFPB), the Department of Housing and Urban Development (HUD), the SEC and various state agencies that license, audit and conduct examinations of our loan servicing, origination and collection activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing monitoring or reporting. From time to time, we also receive requests (including requests in the form of subpoenas and civil investigative demands) from federal, state and local agencies for records, documents and information relating to the policies, procedures and practices of our loan servicing, origination and collection activities. The GSEs (and their conservator, the Federal Housing Finance Authority (FHFA)), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of the changing environment in which we operate. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to any of the following (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or (viii) inability to execute on our business strategy. In addition to amounts paid to resolve regulatory matters, we could be required to pay for the costs of third party firms to monitor our compliance with such resolutions. We have recognized $171.0 million in such third party monitoring costs from January 1, 2014 through December 31, 2016 in connection with our settlements with the CA DBO and the NY DFS and in connection with our National Mortgage Settlement.
We must comply with a large number of federal, state and local consumer protection laws including, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Gramm-Leach-Bliley Act, the Fair

Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws and federal and local bankruptcy rules. These statutes apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced. The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential real estate lenders and servicers.
Ocwen has various subsidiaries, including OLS, Homeward and Liberty, that are licensed to originate and/or service forward and reverse mortgage loans in the jurisdictions in which they operate. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as examinations as to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or ultimately a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2016.
OLS, Homeward and Liberty are also parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at December 31, 2016. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth requirements is based on the total assets of OLS and was $344.7 million at December 31, 2016.
There are a number of foreign laws and regulations that are applicable to our operations in India and the Philippines, including laws and regulations that govern licensing, employment, safety, taxes and insurance and laws and regulations that govern the creation, continuation and winding up of companies as well as the relationships between shareholders, our corporate entities, the public and the government in these countries. Non-compliance with the laws and regulations of India or the Philippines could result in (i) restrictions on our operations in these counties, (ii) fines, penalties or sanctions or (iii) reputational damage.
We expect to continue to invest significantly in our operational platform and risk and compliance management systems in order to comply with applicable laws and regulations. Furthermore, there may be additional federal, state or international laws enacted that place additional obligations on us and require additional investments by us.
Note 25 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.2 billion at December 31, 2016. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $322.3 million and $38.2 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at December 31, 2016. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
Long Term Contracts
Our business is currently dependent on many of the services and products provided by Altisource under long-term agreements, many of which include renewal provisions. Our servicing platform runs on an information technology system that we license from Altisource. If Altisource were to fail to fulfill its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, or if Altisource were to become unable to fulfill such obligations, our business and operations would suffer. In addition, if Altisource fails to develop and maintain its technology so as to provide us with a competitive platform, our business could suffer.
Each of Ocwen and OMS are parties to a Services Agreement, a Technology Products Services Agreement, an Intellectual Property Agreement and a Data Center and Disaster Recovery Services Agreement with Altisource. Under the Services Agreements, Altisource provides various business process outsourcing services, such as valuation services and property preservation and inspection services, among other things. Altisource provides certain technology products and support services under the Technology Products Services Agreements and the Data Center and Disaster Recovery Services Agreements. These agreements expire August 31, 2025. Ocwen and Altisource have also entered into a Master Services Agreement pursuant to which Altisource provides certain loan origination services to Homeward and Liberty, and a General Referral Fee agreement pursuant to which Ocwen receives referral fees which are paid out of the commission that would otherwise be paid to Altisource as the selling broker in connection with real estate sales services provided by Altisource. Amounts incurred or received in connection with the above agreements for periods prior to January 1, 2015 are disclosed in Note 23 — Related Party Transactions.
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
Lease Commitments
We lease certain of our premises and equipment under non-cancelable operating leases with terms expiring through 2023 exclusive of renewal option periods. Our annual aggregate minimum rental commitments under these leases are summarized as follows:

2017	$14,037
2018	9,878
2019	5,590
2020	2,929
2021	1,379
Thereafter	1,184
34,997
Less: Sublease income	(1,027)
Total minimum lease payments, net	$33,970
In connection with business acquisitions we completed in prior years, we assumed the obligation for the lease agreements associated with certain facilities. The rental commitments in the table above for operating leases include the remaining amounts due through the earlier of the lease expiration date or the early termination date.
We converted rental commitments for our facilities outside the U.S. to U.S. dollars using exchange rates in effect at December 31, 2016. Rent expense for 2016, 2015 and 2014 was $20.0 million, $23.7 million and $19.0 million, respectively.
Note 26 — Contingencies
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
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought on behalf of various classes of claimants, those brought derivatively on behalf of Ocwen against certain current or former officers and directors or others, and those brought under the False Claims Act by private citizens on behalf of the United States of America.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. Excluding expenses of internal or external legal counsel, we have accrued $44.6 million as of December 31, 2016 for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at December 31, 2016.
We have previously disclosed several putative securities fraud class action lawsuits filed against Ocwen and certain of its officers and directors that contain allegations in connection with the restatements of our 2013 and first quarter 2014 financial statements and our December 2014 Consent Order with the NY DFS, among other matters. Those lawsuits have been consolidated and are pending in federal court in Florida. In September 2015, the presiding federal court dismissed the consolidated securities fraud class action. That action has since been re-filed in federal court. On December 22, 2015, the presiding federal court dismissed in part the action and it remains pending. On November 17, 2016, the presiding federal court granted plaintiffs’ motion for class certification. In January 2016, Ocwen was named as a defendant in a separate securities action brought on behalf of certain putative shareholders of Ocwen. Additional lawsuits may be filed and, at this time, Ocwen is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential impact they may have on us or our operations. Ocwen and the other defendants intend to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
On February 17, 2017, OFC, OLS, and Homeward signed an agreement with two qui tam relators to settle the following previously disclosed litigation matters relating to claims under the False Claims Act: U.S. Ex rel. Fisher v. Homeward Residential, Inc., et al and U.S. Ex rel. Fisher v. Ocwen Loan Servicing, LLC, et al (the Fisher Cases). The agreement confirms an earlier settlement in principle of these matters. The United States Department of Justice has agreed to seek final approval of the settlement agreement, which includes the following terms:

•	No admission of liability or wrongdoing by Ocwen;

•	Payment of $15.0 million to the United States and $15.0 million for the private citizens’ attorneys’ fees and costs.

Ocwen agreed to the settlement, notwithstanding its belief that it has sound legal and factual defenses, in order to avoid the uncertain outcome of two trials and the additional expense and management time involved. We accrued $30.0 million as of June 30, 2016 with respect to the settlement agreement and we continue to believe this amount is both probable and reasonably estimable based on current information. We have not yet paid any portion of this $30.0 million accrual. There can be no assurance that the settlement agreement will be approved by the United States. In the event the settlement agreement is not approved, the Fisher Cases would continue and we would vigorously defend the allegations made against Ocwen. If our efforts to defend were not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected. The $44.6 million accrual for litigation matters noted above includes the $30.0 million accrual for the Fisher Cases.
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
Ocwen is a party in certain of these actions, is the servicer for certain securitizations involved in other such actions and is the servicer for other securitizations as to which actions have been threatened by certificate holders. We intend to vigorously defend ourselves in the lawsuits to which we have been named a party. Should Ocwen be made a party to other similar actions or should Ocwen be asked to indemnify any parties to such actions, we may need to defend ourselves against allegations that we failed to service loans in accordance with applicable agreements and that such failures prejudiced the rights of repurchase claimants against loan sellers or otherwise diminished the value of the trust collateral. At this time, we are unable to predict the ultimate outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential impact they may have on us or our operations. If, however, we were required to compensate claimants for losses related to the alleged loan servicing breaches, then our business, liquidity, financial condition and results of operations could be adversely affected.
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
Regulatory
We are subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions. Where we determine that a loss contingency is probable in connection with a regulatory matter and the amount of our loss can be reasonably estimated, we record an accrual for the loss. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to regulatory matters that materially exceed any accrued amount. Predicting the outcome of any regulatory matter is inherently difficult and we generally cannot predict the eventual outcome of any regulatory matter or the eventual loss, if any, associated with the outcome.
CFPB
We are currently engaged with the CFPB in efforts to resolve certain concerns the CFPB has expressed relating to our servicing practices and technology. These concerns primarily stemmed from a CFPB examination of us that began in 2014. The

CFPB has sent us several civil investigative demands seeking information about our servicing practices followed by a Notice and Opportunity to Respond and Advise (NORA) letter from the CFPB under which the CFPB (1) notified us that the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against us relating to compliance with federal laws pertaining to our servicing practices and (2) provided us with the opportunity to make a NORA submission, which is a written statement setting forth reasons of law, policy and fact as to why we do not believe such action is appropriate. We made a NORA submission detailing why such action would not be appropriate. Subsequently, we were informed that the enforcement staff has been authorized to engage with us regarding the resolution of their concerns. Our negotiations with the enforcement staff of the CFPB could result in a consent order with the CFPB and could entail payment of monetary amounts by us or injunctive relief, among other consequences. In accordance with ASC 450, we have accrued $12.5 million as of December 31, 2016 as a result of our negotiations with the CFPB. We have not reached any agreement with the CFPB and cannot predict whether or when we may reach such an agreement. If we are unable to agree upon a resolution, the CFPB could bring an adversarial enforcement action against us. Accordingly, whether or not we reach an agreement after discussions with the CFPB, it is possible that we could incur losses that materially exceed the amount accrued as of December 31, 2016, and the resolution of the matters raised by the CFPB could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss above amounts that have been recorded as of December 31, 2016.
New York Department of Financial Services
In December 2014, we entered into a consent order (the NY Consent Order) with the NY DFS as a result of an investigation relating to Ocwen’s servicing of residential mortgages.
The settlement contained monetary and non-monetary provisions, including the payment of a civil monetary penalty of $100.0 million and restitution in the amount of $50.0 million to certain New York borrowers and the appointment of a third-party Operations Monitor to monitor various aspects of our operations and restrictions on our ability to acquire MSRs that effectively prohibit any such future acquisitions until we have satisfied certain specified conditions. The Operations Monitor was appointed in March 2015 for a two-year period, extendable for one year at the discretion of the NY DFS. We must pay all reasonable and necessary costs of the Operations Monitor. The expenses associated with the Operations Monitor have and will continue to impact us, as the expenses are substantial and we have limited ability to control, monitor or contest the Operation Monitor’s charges.
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
California Department of Business Oversight
In January 2015, OLS entered into a consent order (the 2015 CA Consent Order) with the CA DBO relating to our failure to produce certain information and documents during a routine licensing examination. The order contained monetary and non-monetary provisions, including the appointment of an independent third-party auditor (the CA Auditor) to assess OLS’ compliance with laws and regulations impacting California borrowers and a prohibition on acquiring any additional MSRs for loans secured in California. We were also required to pay all reasonable and necessary costs of the CA Auditor, and those costs were substantial.
On February 17, 2017, OLS, and two other subsidiaries, Ocwen Business Solutions, Inc. (OBS) and OFSPL, reached an agreement, in three consent orders (collectively, the 2017 CA Consent Order), with the CA DBO that terminated the 2015 CA Consent Order and resolved open matters between the CA DBO and OLS, OBS and OFSPL, including certain matters relating to OLS’ servicing practices and the licensed activities of OBS and OFSPL. The 2017 CA Consent Order does not involve any admission of wrongdoing by OLS, OBS or OFSPL. The 2017 CA Consent Order also contains certain monetary and non-monetary provisions, including the following:

•
Ocwen agrees to make a cash settlement payment of $25.0 million to the CA DBO, comprised of $20.0 million for the CA DBO to distribute to Ocwen serviced borrowers at its discretion and $5.0 million in costs, fees, and penalties. We initially accrued $25.0 million as of September 30, 2016. Additionally, OFSPL and OBS agreed to pay $350,000 in the aggregate as a penalty.

•
Ocwen will provide $198.0 million in debt forgiveness through loan modifications to California borrowers over three years, commencing on July 1, 2016. Ocwen’s loan modifications are designed to be sustainable for homeowners while providing an estimated net present value for mortgage loan investors that is superior to that of foreclosure. Debt forgiveness as part of a loan modification is determined on a case-by-case basis in accordance with the applicable servicing agreement. Debt forgiveness does not involve an expense to Ocwen other than the operating expense incurred in arranging the modification, which is part of Ocwen’s role as loan servicer.

•	The 2017 CA Consent Order rescinds the prohibition on Ocwen acquiring MSRs for loans secured in California.

•	The CA Auditor appointment under the 2015 CA Consent Order is terminated.

•	OLS, OBS and OFSPL were released from claims relating to the matters covered by the 2017 CA Consent Order.

•	Ocwen will update certain policies and procedures pursuant to an action plan, which was agreed upon with the CA Auditor prior to the termination of its appointment.

•
Ocwen agrees to attempt to contact 19,295 California borrowers who did not respond to its initial voluntary solicitation of borrowers who may have been affected by issues disclosed in 2014 relating to erroneously dated borrower correspondence.

•	Ocwen agrees to establish and maintain a hotline for its California borrowers for three years to supplement Ocwen’s primary customer service center operations.

•
The CA DBO will select, engage and pay a third party administrator to confirm that Ocwen completes its commitments under the 2017 CA Consent Order. All costs and expenses of the administrator will be paid by the CA DBO.

Ocwen National Mortgage Settlement
In December 2013, we entered into a settlement with the CFPB and various state attorneys general and other state agencies that regulate the mortgage servicing industry relating to various allegations regarding deficient mortgage servicing practices, including those with respect to foreclosures (the Ocwen National Mortgage Settlement). The settlement contained monetary and non-monetary provisions, including quarterly testing on various metrics to ensure compliance with the Ocwen National Mortgage Settlement.
The Office of Mortgage Settlement Oversight (OMSO) reports have detailed a number of instances where our testing has exceeded the applicable error rate threshold for a metric. Exceeding the metric error rate threshold for the first time does not result in a violation of the settlement, but rather it is deemed a “potential violation” which then is subject to a cure period following submission, approval, and completion of a corrective action plan (CAP) to OMSO. Any further fails in the cure period or the quarter following that cure period would subject us to financial penalties. These penalties start at an amount of not more than $1.0 million for the first uncured violation and increase to an amount of not more than $5.0 million for the second uncured violation for certain metrics. In addition, in the event of substantial noncompliance with the settlement’s servicing standards, it is possible that a party to the settlement could bring an action to enforce the terms of the settlement and seek to impose on us a broader range of financial, injunctive or other penalties.
We continue to work with OMSO on ongoing testing and CAPs. While, to date, these issues have not resulted in financial or other penalties, if we are found to have breached the Ocwen National Mortgage Settlement, we could become subject to financial penalties or other regulatory action could be taken against us.
OMSO’s April 28, 2016 report indicated that Ocwen completed all Consumer Relief required under the National Mortgage Settlement, crediting Ocwen with over $2.1 billion in consumer relief credits, which exceeded Ocwen’s obligations.
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
State Licensing and Other Matters
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as examinations as to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or ultimately a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition. In addition, we receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our loan origination and servicing businesses. We also regularly engage with state attorneys general and the CFPB to respond to information requests and other inquiries. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs (and their conservator, FHFA), HUD, FHA, VA, Ginnie Mae, the United States

Treasury Department, and others also subject us to periodic reviews and audits. We have in the past resolved, and may in the future resolve, matters via consent orders or payment of monetary amounts to settle issues identified in connection with examinations or regulatory or other oversight activities.
On occasion, we engage with state Attorneys General and the Department of Justice on various matters. For example, Ocwen is currently in receipt of a civil investigative demand from the Massachusetts Attorney General’s Office requesting information relating to our servicing practices.
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
Loan Put-Back and Related Contingencies
Our contracts with purchasers of originated loans contain provisions that require indemnification or repurchase of the related loans under certain circumstances. While the language in the purchase contracts varies, they contain provisions that require us to indemnify purchasers of related loans or repurchase such loans if:

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
At December 31, 2016 and 2015, we had outstanding representation and warranty repurchase demands of $47.5 million UPB (239 loans) and $97.5 million UPB (506 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.

The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and similar indemnification obligations for the following years ended December 31:

	2016	2015	2014
Beginning balance	$36,615	$132,918	$192,716
Provision for representation and warranty obligations	(4,060)	(8,418)	(1,947)
New production reserves	864	814	1,605
Payments made in connection with sales of MSRs	(1,320)	(81,498)	—
Charge-offs and other (1)	(7,814)	(7,201)	(59,456)
Ending balance	$24,285	$36,615	$132,918

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at December 31, 2016.
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
Note 27 — Quarterly Results of Operations (Unaudited)

	Quarters Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenue	$323,904	$359,448	$373,054	$330,757
Expenses	237,901	271,678	385,018	328,657
Other income (expense), net	(96,205)	(85,406)	(84,434)	(104,225)
Income (loss) before income taxes	(10,202)	2,364	(96,398)	(102,125)
Income tax expense (benefit)	228	(7,110)	(9,180)	9,076
Net income (loss)	(10,430)	9,474	(87,218)	(111,201)
Net income attributable to non-controlling interests	(14)	(83)	(160)	(130)
Net income (loss) attributable to Ocwen common stockholders	$(10,444)	$9,391	$(87,378)	$(111,331)

Earnings (loss) per share attributable to Ocwen common stockholders
Basic	$(0.08)	$0.08	$(0.71)	$(0.90)
Diluted	$(0.08)	$0.08	$(0.71)	$(0.90)

	Quarters Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue	$362,457	$404,946	$463,251	$510,444
Expenses	359,848	387,726	352,252	378,358
Other income (expense), net (1)	(131,881)	(73,138)	(98,499)	(89,257)
Income (loss) before income taxes	(129,272)	(55,918)	12,500	42,829
Income tax expense	94,985	10,832	2,594	8,440
Net income (loss)	(224,257)	(66,750)	9,906	34,389
Net loss (income) attributable to non-controlling interests	16	(119)	(168)	(34)
Net income (loss) attributable to Ocwen common stockholders	$(224,241)	$(66,869)	$9,738	$34,355

Earnings (loss) per share attributable to Ocwen common stockholders
Basic	$(1.79)	$(0.53)	$0.08	$0.27
Diluted	$(1.79)	$(0.53)	$0.08	$0.27

(1)
Other income (expense), net for 2015 includes gains (losses) on the sale of MSRs in the first, second, third and fourth quarter of $26.4 million, $30.3 million, $41.2 million and $(14.0) million, respectively.