Form 10-K/A
period 2016-12-31
OCWEN FINANCIAL CORP
filed 2017-05-15
CIK 873860

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
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

Explanatory Note

Ocwen Financial Corporation (Ocwen, we, us, our) is filing this Amendment No. 1 (Amendment) to our Annual Report on Form 10-K for the year ended December 31, 2016 (Original Form 10-K) to restate our previously issued consolidated financial statements for the year ended December 31, 2016. We are restating our consolidated financial statements for the year ended December 31, 2016 to amend Note 26 - Contingencies to our consolidated financial statements for the year ended December 31, 2016 to add the following:
In December 2016, we entered into a confidential memorandum of understanding (MOU) with the Multistate Mortgage Committee (MMC), a multistate coalition of various mortgage banking regulators, and six states relating to a servicing examination by the MMC covering the period January 1, 2013 through February 28, 2015. The MOU contained various provisions relating to servicing practices and safety and soundness aspects of the regulatory review, as well as a requirement for us to develop a plan for submission to the MMC to address concerns from the review by the MMC, as a step toward closing the 2013 - 2015 examination. There were no monetary or other penalties under the MOU. Ocwen responded to the MOU items.
On April 20, 2017 and subsequently, thirty state mortgage and banking regulatory agencies issued orders against OLS and certain other Ocwen companies. In general, the orders are styled as “cease and desist orders,” and we use that term to refer to all of the orders for ease of reference; we also include the District of Columbia regulator as a state regulator for ease of reference. All of the cease and desist orders apply to OLS, but additional Ocwen entities are named in some state orders, including Ocwen Financial Corporation, OMS, Homeward and Liberty. While each state’s cease and desist order is different, the orders generally prohibit a range of actions, including (1) acquiring new MSRs (17 states), (2) originating or acquiring new mortgage loans, where we would be the servicer (13 states), (3) originating or acquiring new mortgage loans (4 states) and (4) conducting foreclosure activities (2 states), among others. We intend to vigorously defend ourselves against unfounded claims while continuing to work with these regulatory agencies to resolve their concerns. We are currently working toward an agreement of an escrow account review plan to be conducted by an independent firm engaged by Ocwen. The independent firm would develop a statistically-based sample population, consistent with MMC guidelines (which would be substantially less than the entire loan population), as well as a possible targeted review of escrow accounts linked to certain loan categories. We have agreed with certain regulatory agencies, where necessary, to obtain delays or exceptions to the orders. Additionally, we have revised our operations, where necessary, so as to comply with the orders in the interim period while we attempt to negotiate resolutions. For example, in certain states, we are arranging to release servicing on new originations and we have paused our origination activities in two states. If we are unable to obtain timely resolutions in certain states, more serious consequences could result. For example, we could be required to transfer all of our mortgage servicing in Massachusetts and we could be required to cease mortgage servicing in Rhode Island. It is possible that the outcome of these state regulatory actions, whether through negotiated settlements or other resolutions, could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss related to these matters.
The MOU was confidential under various state laws until made public by certain state regulators on April 20, 2017. The restatement of our consolidated financial statements for the year ended December 31, 2016 did not result in any changes to our consolidated financial statements and related footnote disclosures, other than the changes to the disclosure in Note 26 — Contingencies.
In connection with the restatement, management has re-evaluated the effectiveness of Ocwen’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2016 based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that Ocwen’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2016 solely due to a material weakness in internal control over financial reporting that resulted in the failure to provide disclosure of the MOU. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Amendment.
Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K and does not reflect any information or events subsequent to the initial filing date of the Original Form 10-K (February 22, 2017). Accordingly, forward-looking statements included in this Amendment represent management’s views as of the original filing date (February 22, 2017) and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with Ocwen’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

OCWEN FINANCIAL CORPORATION
2016 FORM 10-K/A ANNUAL REPORT

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Form 10-K/A, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such risks and uncertainties. You should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. You should consider all uncertainties and risks discussed or referenced in this report, including those under “Forward-Looking Statements” and Item 1A, Risk Factors, as well as those discussed in any subsequent SEC filings.
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
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock, transferring assets or making loans, investments or acquisitions. As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include noncompliance with our covenants, nonpayment of principal or interest, material misrepresentations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. Covenants and default provisions of this type are commonly found in debt agreements such as ours. Certain of these covenants and default provisions are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that we are in compliance with the qualitative and quantitative covenants in our debt agreements as of the date this Annual Report on Form 10-K/A is filed with the SEC.
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
Evaluation of Disclosure Controls and Procedures
In connection with filing the Original Form 10-K, management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2016. Based on such evaluation as of February 22, 2017, management concluded that, as of the end of such period, our disclosure controls and procedures were effective.
Subsequent to that evaluation, in connection with the restatement of our Consolidated Financial Statements for the year ended December 31, 2016, management reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 and concluded that, solely because of the material weakness identified in our internal control over financial reporting disclosed below, our disclosure controls and procedures were not effective as of December 31, 2016.
Management’s Report on Internal Control over Financial Reporting (As Amended)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on that evaluation as of February 22, 2017, our management concluded that, as of December 31, 2016, internal control over financial reporting was effective based on criteria established in Internal Control—Integrated Framework issued by the COSO.
In connection with the restatement of our Consolidated Financial Statements for the year ended December 31, 2016, management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the COSO. Based on this evaluation, management determined that a material weakness existed as of December 31, 2016 that resulted in the failure to provide disclosure of the MOU. Solely as a result of this material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified a material weakness in internal control over financial reporting as of December 31, 2016. Ocwen’s controls related to certain regulatory matters were not operating effectively to enable it to ensure timely disclosure of confidential matters in the consolidated financial statements.
Our independent registered public accounting firm, Deloitte & Touche LLP (Deloitte), has reissued their report on our internal controls over financial reporting. Deloitte’s reissued report appears on page F-3.
Remediation of Material Weakness
Ocwen is evaluating the necessary changes to its controls to remediate this material weakness and expects to provide an update in its June 30, 2017 Form 10-Q.
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
There was no information required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K/A that was not so reported.
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
Ronald M. Faris
President and Chief Executive Officer (duly authorized representative)
Date: May 15, 2017

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
As discussed in Note 26, the accompanying 2016 consolidated financial statements have been restated to correct the prior omission of a disclosure.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2017 (May 15, 2017 as to the effects of the material weakness described in Management’s Report On Internal Control Over Financial Reporting (As Amended)) expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 22, 2017 (May 15, 2017 as to the effects of the restatement discussed in Note 26)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ocwen Financial Corporation:
We have audited the internal control over financial reporting of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting (As Amended). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our report dated February 22, 2017, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: The Company’s controls related to certain regulatory matters were not operating effectively to enable the Company to ensure timely disclosure of confidential matters in the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2016 of the Company, and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated

February 22, 2017 (May 15, 2017 as to the effects of the restatement discussed in Note 26 to the consolidated financial statements) expressed an unqualified opinion on those consolidated financial statements, and included an explanatory paragraph regarding the restatement.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 22, 2017 (May 15, 2017 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (As Amended))

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
The 2016 Consolidated Financial Statements have been restated to include the matter in the following two paragraphs:
In December 2016, we entered into a confidential memorandum of understanding (MOU) with the Multistate Mortgage Committee (MMC), a multistate coalition of various mortgage banking regulators, and six states relating to a servicing examination by the MMC covering the period January 1, 2013 through February 28, 2015. The MOU contained various provisions relating to servicing practices and safety and soundness aspects of the regulatory review, as well as a requirement for us to develop a plan for submission to the MMC to address concerns from the review by the MMC, as a step toward closing the 2013 - 2015 examination. There were no monetary or other penalties under the MOU. Ocwen responded to the MOU items.
On April 20, 2017 and subsequently, thirty state mortgage and banking regulatory agencies issued orders against OLS and certain other Ocwen companies. In general, the orders are styled as “cease and desist orders,” and we use that term to refer to all of the orders for ease of reference; we also include the District of Columbia regulator as a state regulator for ease of reference. All of the cease and desist orders apply to OLS, but additional Ocwen entities are named in some state orders, including Ocwen Financial Corporation, OMS, Homeward and Liberty. While each state’s cease and desist order is different, the orders generally prohibit a range of actions, including (1) acquiring new MSRs (17 states), (2) originating or acquiring new mortgage loans, where we would be the servicer (13 states), (3) originating or acquiring new mortgage loans (4 states) and (4) conducting foreclosure activities (2 states), among others. We intend to vigorously defend ourselves against unfounded claims while continuing to work with these regulatory agencies to resolve their concerns. We are currently working toward an agreement of an escrow account review plan to be conducted by an independent firm engaged by Ocwen. The independent firm would develop a statistically-based sample population, consistent with MMC guidelines(which would be substantially less than the entire loan population), as well as a possible targeted review of escrow accounts linked to certain loan categories. We have agreed with certain regulatory agencies, where necessary, to obtain delays or exceptions to the orders. Additionally, we have revised our operations, where necessary, so as to comply with the orders in the interim period while we attempt to negotiate resolutions. For example, in certain states, we are arranging to release servicing on new originations and we have paused our origination activities in two states. If we are unable to obtain timely resolutions in certain states, more serious consequences could result. For example, we could be required to transfer all of our mortgage servicing in Massachusetts and we could be required to cease mortgage servicing in Rhode Island. It is possible that the outcome of these state regulatory actions, whether through negotiated settlements or other resolutions, could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss related to these matters.
Subsequent events solely related to this matter.
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