Form 10-Q
period 2017-03-31
OCWEN FINANCIAL CORP
filed 2017-05-15
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of May 4, 2017: 124,582,673 shares

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
These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such uncertainties. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” in this Quarterly Report on Form 10-Q and in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016 and the following:

•
uncertainty related to claims, litigation, cease and desist orders and investigations brought by government agencies and private parties regarding our servicing, foreclosure, modification, origination and other practices, including uncertainty related to past, present or future investigations, litigation, cease and desist orders and settlements with state regulators, the Consumer Financial Protection Bureau (CFPB), State Attorneys General, the Securities and Exchange Commission (SEC), the Department of Justice or the Department of Housing and Urban Development (HUD) and actions brought under the False Claims Act by private parties on behalf of the United States of America regarding incentive and other payments made by governmental entities;

•	adverse effects on our business as a result of regulatory investigations, litigation, cease and desist orders or settlements;

•	reactions to the announcement of such investigations, litigation, cease and desist orders or settlements by key counterparties, including lenders;

•	increased regulatory scrutiny and media attention;

•	any adverse developments in existing legal proceedings or the initiation of new legal proceedings;

•	our ability to effectively manage our regulatory and contractual compliance obligations;

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

•
uncertainty related to the GSEs substantially curtailing or ceasing to purchase our conforming loan originations or the Federal Housing Administration of the Department of Housing and Urban Development or Department of Veterans Affairs ceasing to provide insurance;

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
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016 and our Current Reports on Form 8-K since such date. Forward-looking statements speak only as of the date they were made and we disclaim any obligation to update or revise forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2017	December 31, 2016
Assets
Cash	$268,320	$256,549
Mortgage servicing rights ($651,987 and $679,256 carried at fair value)	1,010,518	1,042,978
Advances, net	234,173	257,882
Match funded assets (related to variable interest entities (VIEs))	1,392,421	1,451,964
Loans held for sale ($313,558 and $284,632 carried at fair value)	339,153	314,006
Loans held for investment, at fair value	3,916,387	3,565,716
Receivables, net	212,781	265,720
Premises and equipment, net	60,774	62,744
Other assets ($21,066 and $20,007 carried at fair value) ($27,141 and $43,331 related to VIEs)	428,617	438,104
Total assets	$7,863,144	$7,655,663

Liabilities and Equity
Liabilities
Financing liabilities ($4,198,452 and $3,911,488 carried at fair value)	$4,295,408	$4,012,812
Match funded liabilities (related to VIEs)	1,215,212	1,280,997
Other secured borrowings, net	738,447	678,543
Senior notes, net	346,929	346,789
Other liabilities ($3,868 and $1,550 carried at fair value)	643,714	681,239
Total liabilities	7,239,710	7,000,380

Commitments and Contingencies (Notes 18 and 19)

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 124,577,169 and 123,988,160 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,246	1,240
Additional paid-in capital	527,986	527,001
Retained earnings	93,159	126,167
Accumulated other comprehensive loss, net of income taxes	(1,383)	(1,450)
Total Ocwen stockholders’ equity	621,008	652,958
Non-controlling interest in subsidiaries	2,426	2,325
Total equity	623,434	655,283
Total liabilities and equity	$7,863,144	$7,655,663

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2017	2016
Revenue
Servicing and subservicing fees	$272,502	$297,496
Gain on loans held for sale, net	22,944	15,572
Other	26,418	17,689
Total revenue	321,864	330,757

Expenses
Compensation and benefits	91,801	96,249
Servicing and origination	67,907	95,692
Professional services	41,829	70,907
Technology and communications	27,347	26,869
Occupancy and equipment	17,749	24,745
Amortization of mortgage servicing rights	12,715	12,806
Other	17,035	1,389
Total expenses	276,383	328,657

Other income (expense)
Interest income	3,763	4,190
Interest expense	(84,062)	(106,089)
Gain on sale of mortgage servicing rights, net	287	1,175
Other, net	4,033	(3,501)
Total other expense, net	(75,979)	(104,225)

Loss before income taxes	(30,498)	(102,125)
Income tax expense	2,125	9,076
Net loss	(32,623)	(111,201)
Net income attributable to non-controlling interests	(101)	(130)
Net loss attributable to Ocwen stockholders	$(32,724)	$(111,331)

Loss per share attributable to Ocwen stockholders
Basic	$(0.26)	$(0.90)
Diluted	$(0.26)	$(0.90)

Weighted average common shares outstanding
Basic	124,014,928	124,093,339
Diluted	124,014,928	124,093,339

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Net loss	$(32,623)	$(111,201)

Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income (1)	67	105

Comprehensive loss	(32,556)	(111,096)
Comprehensive income attributable to non-controlling interests	(101)	(130)
Comprehensive loss attributable to Ocwen stockholders	$(32,657)	$(111,226)

(1)	These losses are reclassified to Other, net in the unaudited consolidated statements of operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2016	123,988,160	$1,240	$527,001	$126,167	$(1,450)	$2,325	$655,283
Net income (loss)	—	—	—	(32,724)	—	101	(32,623)
Cumulative effect of adoption of FASB Accounting Standards Update No. 2016-09	—	—	284	(284)	—	—	—
Equity-based compensation and other	589,009	6	701	—	—	—	707
Other comprehensive income, net of income taxes	—	—	—	—	67	—	67
Balance at March 31, 2017	124,577,169	$1,246	$527,986	$93,159	$(1,383)	$2,426	$623,434

Balance at December 31, 2015	124,774,516	$1,248	$526,148	$325,929	$(1,763)	$3,076	$854,638
Net income (loss)	—	—	—	(111,331)	—	130	(111,201)
Repurchase of common stock	(991,985)	(10)	(5,880)	—	—	—	(5,890)
Exercise of common stock options	69,805	1	441	—	—	—	442
Equity-based compensation and other	1,347	—	1,513	—	—	—	1,513
Capital distribution to non-controlling interest	—	—	—	—	—	(1,139)	(1,139)
Other comprehensive income, net of income taxes	—	—	—	—	105	—	105
Balance at March 31, 2016	123,853,683	$1,239	$522,222	$214,598	$(1,658)	$2,067	$738,468

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(32,623)	$(111,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of mortgage servicing rights	12,715	12,806
Loss on valuation of mortgage servicing rights, at fair value	26,335	29,293
Impairment of mortgage servicing rights	1,401	29,953
Gain on sale of mortgage servicing rights, net	(287)	(1,175)
Realized and unrealized (gains) losses on derivative financial instruments	(359)	1,496
Provision for bad debts	22,410	11,382
Depreciation	7,081	5,039
Amortization of debt issuance costs	673	3,277
Equity-based compensation expense	2,132	1,416
Net gain on valuation of mortgage loans held for investment and HMBS-related borrowings	(5,360)	(3,667)
Gain on loans held for sale, net	(15,306)	(15,216)
Origination and purchase of loans held for sale	(1,237,535)	(1,211,076)
Proceeds from sale and collections of loans held for sale	1,173,912	1,165,503
Changes in assets and liabilities:
Decrease in advances and match funded assets	105,958	109,076
Decrease in receivables and other assets, net	84,857	84,512
Increase (decrease) in other liabilities	(62,423)	21,477
Other, net	2,089	7,997
Net cash provided by operating activities	85,670	140,892

Cash flows from investing activities
Origination of loans held for investment	(347,080)	(304,058)
Principal payments received on loans held for investment	80,290	87,237
Purchase of mortgage servicing rights	(1,229)	(4,263)
Proceeds from sale of mortgage servicing rights	729	15,305
Proceeds from sale of advances	1,115	41,003
Issuance of automotive dealer financing notes	(39,100)	—
Collections of automotive dealer financing notes	37,129	—
Additions to premises and equipment	(5,258)	(19,800)
Other	(1,644)	1,624
Net cash used in investing activities	(275,048)	(182,952)

Cash flows from financing activities
Repayment of match funded liabilities, net	(65,785)	(46,953)
Proceeds from mortgage loan warehouse facilities and other secured borrowings	2,224,774	1,902,472
Repayments of mortgage loan warehouse facilities and other secured borrowings	(2,263,685)	(2,014,474)
Payment of debt issuance costs	(841)	(2,242)
Proceeds from sale of reverse mortgages (HECM loans) accounted for as a financing (HMBS-related borrowings)	306,749	233,174
Repurchase of common stock	—	(5,890)
Other	(63)	(786)
Net cash provided by financing activities	201,149	65,301

Net increase in cash	11,771	23,241
Cash at beginning of year	256,549	257,272
Cash at end of period	$268,320	$280,513

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
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
Ocwen owns all of the common stock of its primary operating subsidiary, Ocwen Mortgage Servicing, Inc. (OMS), and directly or indirectly owns all of the outstanding stock of its other primary operating subsidiaries: Ocwen Loan Servicing, LLC (OLS), Ocwen Financial Solutions Private Limited (OFSPL), Homeward Residential, Inc. (Homeward) and Liberty Home Equity Solutions, Inc. (Liberty).
We perform primary and master servicer activities on behalf of investors and other servicers, including the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, the GSEs), the Government National Mortgage Association (Ginnie Mae) and private-label securitizations (non-Agency). As primary servicer, we may be required to make certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from borrowers. As master servicer, we collect mortgage payments from primary servicers and distribute the funds to investors in the mortgage-backed securities. To the extent the primary servicer does not advance the scheduled principal and interest, as master servicer we are responsible for advancing the shortfall, subject to certain limitations.
We originate, purchase, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government-insured (Federal Housing Administration (FHA) or Department of Veterans Affairs (VA)) forward and reverse mortgages. The GSEs or Ginnie Mae guarantee these mortgage securitizations.
We had a total of approximately 9,400 employees at March 31, 2017 of which approximately 6,000 were located in India and approximately 800 were based in the Philippines. Our operations in India and the Philippines provide internal support services, principally to our loan servicing business as well as to our corporate functions. Of our foreign-based employees, nearly 80% were engaged in supporting our loan servicing operations as of March 31, 2017.
Business Environment
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations. The ability of management to appropriately address these challenges and uncertainties in a timely manner is critical to our ability to successfully operate and grow our business.
In the current regulatory environment, we have faced and expect to continue to face, heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. Significant recent regulatory developments impacting our business include the following:

•
On February 17, 2017, we entered into three consent orders (collectively, the 2017 CA Consent Order) with the California Department of Business Oversight (CA DBO) that terminated a 2015 consent order with the CA DBO, including terminating the engagement of an independent third-party auditor (the CA Auditor) and rescinding the prohibition on Ocwen acquiring mortgage servicing rights (MSRs) for loans secured in California.

•
On March 27, 2017, we entered into a consent order with the New York Department of Financial Services (NY DFS) that provided for the termination of the engagement of the third-party operations monitor and for a determination on whether the restrictions on acquisition of MSRs should be eased following completion of a scheduled servicing examination.

•
On April 20, 2017, the Consumer Financial Protection Bureau (CFPB) filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains and civil money penalties. We believe we have factual and legal defenses to the CFPB’s allegations and intend to vigorously defend ourselves. We have asked the federal court to consider making an early ruling that the CFPB is unconstitutional and the enforcement action should be dismissed for that reason. We also informed the district court that the Department of Justice recently stated its official conclusion that the CFPB is unconstitutionally structured, and so we asked the district court to invite the Department to participate in the legal briefing in our case.

•
On April 20, 2017, the Florida Attorney General filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. On April 28, 2017, the Massachusetts Attorney General filed an action against OLS in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to our servicing business. Ocwen strongly disputes the claims of these Attorneys General and intends to vigorously defend itself in these actions.

•
Since April 20, 2017, thirty state mortgage and banking regulatory agencies have taken regulatory action against us alleging breaches of various laws, regulations and licensing requirements, including those related to escrow administration and proper licensing of business activities. We intend to vigorously defend against unfounded claims while continuing to work with these regulatory agencies to resolve their concerns. We have agreed with certain regulatory agencies, where necessary, to obtain delays or exceptions to the orders. Additionally, we have revised our operations, where necessary, so as to comply with the orders in the interim period while we attempt to negotiate resolutions. For example, in certain states we are arranging to release servicing on new originations, and we have paused our origination activities in two states. We have also paused foreclosure activity in two states, which currently impacts less than 150 mortgage loans. While we do not currently believe these limitations on our loan origination or servicing activities will have a material impact on our financial results if we can resolve these agencies’ concerns on a timely basis, we do expect our loan origination volumes to decline until such time as we reach resolution. If we are unable to obtain timely resolutions in certain states, more serious consequences could result. For example, we could be required to transfer all of our mortgage servicing in Massachusetts and we could be required to cease mortgage servicing in Rhode Island.

To the extent we are unable to reach a timely resolution with some or all of the state regulatory agencies or attorneys general or should the number or scope of the regulatory actions against us increase or expand, our business, reputation, financial condition, liquidity and results of operations could be adversely affected. See Note 17 – Regulatory Requirements and Note 19 – Contingencies for further information regarding regulatory requirements, regulatory settlements and regulatory-related contingencies.
Among other impacts, the regulatory actions taken by the CFPB and the state mortgage regulators and attorneys general were a catalyst for actions taken by the rating agencies with respect to our corporate credit ratings and our servicer ratings or rankings (collectively, servicer ratings). Between April 20 and April 25, 2017, each of Standard & Poor’s Rating Services (S&P), Moody’s Investors Services, Inc. (Moody’s), Fitch Ratings Inc. (Fitch), Morningstar, Inc. (Morningstar) and Kroll Bond Rating Agency (Kroll) took action with respect to our corporate credit ratings and servicer ratings as follows:

•
S&P, Fitch and Kroll downgraded our corporate credit rating and S&P, Moody’s, Fitch and Kroll changed the outlook for our corporate credit rating to on CreditWatch with Negative implications, on Review for Downgrade, on Rating Watch Negative and on Watch Downgrade status, respectively.

•
Moody’s, Fitch and Morningstar changed the outlook for our servicer ratings to on Review for Downgrade, to Negative and to On Alert, respectively. No changes were made to our actual servicer ratings. See Note 8 – Mortgage Servicing for further information.

These and any additional actions by rating agencies could have a material adverse impact on our business, financial condition and liquidity, including through adverse changes to the terms on which we may be able to fund our operations or borrow money or through adverse impacts on our dealings with counterparties and regulators, including our status as an approved seller/servicer with the GSEs. We are required under our agreements with New Residential Investment Corp. (NRZ) to maintain certain primary servicer ratings with S&P or Moody’s. See Note 4 — Sales of Advances and MSRs for additional information.
We incurred a net loss in first quarter of 2017, which followed losses in each of the last three fiscal years. While these losses have eroded stockholders’ equity and weakened our financial condition, it is important to note that we generated positive operating cash flow in each of these periods. We are reinvesting cash flows generated by our Servicing business to grow not only our residential mortgage lending business but also to grow other new business lines such as our Automotive Capital Services (ACS) business to diversify our income profile and drive improved financial performance over time. We believe asset generation, through our lending businesses, will be Ocwen’s primary driver of growth for the future. We are also focused on improving our operations to enhance customer experiences and improve operating effectiveness, both of which we believe will drive stronger financial performance through lower overall costs and improved customer retention.
With regard to the current maturities of our borrowings, we have approximately $1.1 billion of debt coming due in the next 12 months, related to our servicing match funded liabilities and our mortgage loan warehouse facilities. Portions of our match funded liabilities and all of our mortgage loan warehouse facilities have 364-day terms consistent with market practice. We have historically renewed these facilities on or before their expiration in the ordinary course of financing our business. We expect to renew, replace or extend all such borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.
Our debt agreements contain various qualitative and quantitative events of default provisions that include, among other things, noncompliance with covenants, breach of representations, or the occurrence of a material adverse change. Provisions of this type are commonly found in debt agreements such as ours. Certain of these provisions are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. If a lender were to allege an event of default, whether as a result of recent events or otherwise, and we are unable to avoid, remedy or secure a waiver, we could be subject to adverse action by our lenders, including acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations and other legal remedies, any of which could have a material adverse impact on us. See Note 11 – Borrowings for additional information.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2017. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Reclassifications
As a result of our adoption on January 1, 2017 of FASB Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation: Improvements to Accounting for Employee Share-Based Payments, excess tax benefits have been classified along with other income tax cash flows as an operating activity in our unaudited consolidated statements of cash flows, rather than being separated from other income tax cash flows and classified as a financing activity. Additionally, cash paid by Ocwen when directly withholding shares for tax-withholding purposes has been classified as a financing activity in our unaudited consolidated statements of cash flows, rather than being classified as an operating activity.
Certain amounts in the unaudited consolidated statement of cash flows for the three months ended March 31, 2016 have been reclassified to conform to the current year presentation as follows:

•
Within the operating activities section, we reclassified Net gain on valuation of mortgage loans held for investment and HMBS-related borrowings from Other to a new separate line item. In addition, we reclassified amounts related to reverse mortgages from Gain on loans held for sale, net to Other.

•	Within the financing activities section, we reclassified Proceeds from exercise of stock options to Other.
These reclassifications had no impact on our consolidated cash flows from operating, investing or financing activities.
Within the total assets section of the unaudited consolidated balance sheet at December 31, 2016, we reclassified Deferred tax assets, net to Other assets.
Recently Adopted Accounting Standard
Compensation - Stock Compensation: Improvements to Employee Shared-Based Payment Accounting (ASU 2016-09)
In addition to the reclassification matters discussed above, ASU 2016-09 requires excess tax benefits associated with employee share-based payments to be recognized through the income statement, regardless of whether the benefit reduces income taxes payable in the current period. Prior to our adoption of this standard, excess tax benefits were recognized in additional paid-in capital and were not recognized until the deduction reduced income taxes payable. Additionally, concurrent with our adoption of ASU 2016-09, we made an accounting policy election to account for forfeitures when they occur, rather than estimating the number of awards that are expected to vest, as we had done prior to our adoption of this standard. Amendments requiring recognition of excess tax benefits in the income statement were adopted prospectively. Amendments related to the timing of when excess tax benefits are recognized and forfeitures were adopted using a modified retrospective transition method by means of cumulative-effect adjustments to equity as of January 1, 2017.
For the timing of the recognition of excess tax benefits, the cumulative-effect adjustment was to recognize an increase in retained earnings of $5.0 million and a deferred tax asset for the same amount. However, because we have determined that our US and USVI deferred tax assets are not considered to be more likely than not realizable, we established an offsetting full valuation allowance on the deferred tax asset through a reduction in retained earnings.
For the change in accounting for forfeitures, we recognized a cumulative-effect adjustment through a reduction of $0.3 million in retained earnings and an increase in additional paid-in capital for the same amount. We also recognized the tax effect of this adjustment through an increase in retained earnings of $0.1 million and a deferred tax asset for the same amount. However, we also fully reserved the resulting deferred tax asset as an offsetting reduction in retained earnings.
Recently Issued Accounting Standards
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
Receivables: Nonrefundable Fees and Other Costs (ASU 2017-08)
In March 2017, the FASB issued ASU 2017-08 to amend the amortization period for certain purchased callable debt securities held at a premium. This standard shortens the amortization period for the premium to the earliest call date, rather than generally amortizing the premium as an adjustment of yield over the contractual life of the instrument, as required by current GAAP. This standard will be effective for us on January 1, 2019. We do not anticipate that our adoption of this standard will have a material impact on our consolidated financial statements.
Note 2 – Securitizations and Variable Interest Entities
We securitize, sell and service forward and reverse residential mortgage loans and regularly transfer financial assets in connection with asset-backed financing arrangements. We have aggregated these securitizations and asset-backed financing arrangements into three groups: (1) securitizations of residential mortgage loans, (2) financings of advances on loans serviced for others and (3) financings of automotive dealer financing notes.
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

The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding:

	For the Three Months Ended March 31,
	2017	2016
Proceeds received from securitizations	$1,001,997	$1,009,264
Servicing fees collected	10,108	3,124
Purchases of previously transferred assets, net of claims reimbursed	(987)	(13)
	$1,011,118	$1,012,375
In connection with these transfers, we retained MSRs of $8.1 million and $7.2 million during the three months ended March 31, 2017 and 2016, respectively.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss including the UPB of the transferred loans at the dates indicated:

	March 31, 2017	December 31, 2016
Carrying value of assets:
Mortgage servicing rights, at amortized cost	$98,342	$94,492
Mortgage servicing rights, at fair value	241	233
Advances and match funded advances	37,752	37,336
UPB of loans transferred	11,078,980	10,485,697
Maximum exposure to loss	$11,215,315	$10,617,758
At March 31, 2017 and December 31, 2016, 6.7% and 7.6%, respectively, of the transferred residential loans that we service were 60 days or more past due.
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
At March 31, 2017 and December 31, 2016, HMBS-related borrowings of $3.7 billion and $3.4 billion were outstanding. Loans held for investment, at fair value were $3.9 billion and $3.6 billion at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, Loans held for investment included $117.2 million and $81.3 million, respectively, of originated loans which had not yet been pledged as collateral. See Note 3 – Fair Value and Note 11 – Borrowings for additional information on HMBS-related borrowings and Loans held for investment - Reverse mortgages.
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
We make the transfers to these SPEs under the terms of our advance financing facility agreements. We classify the transferred advances on our unaudited consolidated balance sheets as a component of Match funded assets and the related liabilities as Match funded liabilities. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by these entities have recourse only to the assets of the SPE for satisfaction of the debt. The assets and liabilities of the advance financing SPEs are comprised solely of Match funded advances, Debt service accounts, Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation in our unaudited consolidated balance sheets.
Financings of Automotive Dealer Financing Notes
Match funded automotive dealer financing notes result from our transfers of short-term, inventory-secured loans to car dealers to an SPE in exchange for cash. We consolidate this SPE because we have determined that Ocwen is the primary beneficiary of the SPE. The SPE issues debt supported by collections on the transferred loans.
We make the transfers to the SPE under the terms of our automotive capital asset receivables financing facility agreements. We classify the transferred loans on our unaudited consolidated balance sheets as a component of Match funded assets and the related liabilities as Match funded liabilities. The SPE uses collections of the pledged loans to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by the SPE have recourse only to the assets of the SPE for satisfaction of the debt. The assets and liabilities of the automotive capital asset receivables financing SPE are comprised solely of Match funded automotive dealer financing notes, Debt service accounts, Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation in our unaudited consolidated balance sheets.
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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not carried, at fair value are as follows at the dates indicated:

		March 31, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$313,558	$313,558	$284,632	$284,632
Loans held for sale, at lower of cost or fair value (b)	3	25,595	25,595	29,374	29,374

		March 31, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Total Loans held for sale		$339,153	$339,153	$314,006	$314,006

Loans held for investment (a)	3	$3,916,387	$3,916,387	$3,565,716	$3,565,716
Advances (including match funded) (c)	3	1,599,598	1,599,598	1,709,846	1,709,846
Automotive dealer financing notes (including match funded) (c)	3	28,364	28,244	33,224	33,147
Receivables, net (c)	3	212,781	212,781	265,720	265,720
Mortgage-backed securities, at fair value (a)	3	8,658	8,658	8,342	8,342
U.S. Treasury notes (a)	1	2,065	2,065	2,078	2078

Financial liabilities:
Match funded liabilities (c)	3	$1,215,212	$1,208,789	$1,280,997	$1,275,059
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$3,739,265	$3,739,265	$3,433,781	$3,433,781
Financing liability - MSRs pledged, at fair value (a)	3	459,187	459,187	477,707	477,707
Other (c)	3	96,956	83,013	101,324	81,805
Total Financing liabilities		$4,295,408	$4,281,465	$4,012,812	$3,993,293
Other secured borrowings:
Senior secured term loan (c) (d)	2	$320,131	$333,707	$323,514	$327,674
Other (c)	3	418,316	418,316	355,029	355,029
Total Other secured borrowings		$738,447	$752,023	$678,543	$682,703

Senior notes
Senior unsecured notes (c) (d)	2	$3,097	$3,087	$3,094	$3,048
Senior secured notes (c) (d)	2	343,832	357,284	$343,695	352,255
Total Senior notes		$346,929	$360,371	$346,789	$355,303

Derivative financial instruments assets (liabilities), at fair value (a):
Interest rate lock commitments	2	$7,765	$7,765	$6,507	$6,507
Forward mortgage-backed securities	1	(3,868)	(3,868)	(614)	(614)
Interest rate caps	3	2,262	2,262	1,836	1,836

Mortgage servicing rights:
Mortgage servicing rights, at fair value (a)	3	$651,987	$651,987	$679,256	$679,256
Mortgage servicing rights, at amortized cost (c) (e)	3	358,531	462,289	363,722	467,911
Total Mortgage servicing rights		$1,010,518	$1,114,276	$1,042,978	$1,147,167

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

(d)	The carrying values are net of unamortized debt issuance costs and discount. See Note 11 – Borrowings for additional information.

(e)
Balances include the impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a non-recurring basis and reported net of the valuation allowance. Before applying the valuation allowance of $29.6 million, the carrying value of the impaired stratum at March 31, 2017 was $171.2 million. At December 31, 2016, the carrying value of this stratum was $172.9 million before applying the valuation allowance of $28.2 million.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended March 31, 2017
Beginning balance	$3,565,716	$(3,433,781)	$8,342	$(477,707)	$1,836	$679,256	$343,662
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	—	—
Issuances	347,080	(306,749)	—	—	—	(706)	39,625
Sales	—	—	—	—	—	(228)	(228)
Settlements (1)	(80,290)	75,099	—	16,999	—	—	11,808
	266,790	(231,650)	—	16,999	—	(934)	51,205
Total realized and unrealized gains and (losses) (2):
Included in earnings	83,881	(73,834)	316	1,521	426	(26,335)	(14,025)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$3,916,387	$(3,739,265)	$8,658	$(459,187)	$2,262	$651,987	$380,842

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended March 31, 2016
Beginning balance	$2,488,253	$(2,391,362)	$7,985	$(541,704)	$2,042	$761,190	$326,404
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	419	419
Issuances	304,058	(233,174)	—	—	—	—	70,884
Sales	—	—	—	—	—	(142)	(142)
Settlements (1)	(87,237)	39,654	—	18,201	(81)	—	(29,463)
	216,821	(193,520)	—	18,201	(81)	277	41,698
Total realized and unrealized gains and (losses):
Included in earnings	66,168	(63,218)	401	—	(1,391)	(29,293)	(27,333)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$2,771,242	$(2,648,100)	$8,386	$(523,503)	$570	$732,174	$340,769

(1)	Settlements for Loans held for investment - reverse mortgages consist chiefly of principal payments received, but also may include non-cash settlements of loans.

(2)
Total gains (losses) attributable to derivative financial instruments still held at March 31, 2017 and March 31, 2016 were $0.4 million and $(1.5) million for the three months ended March 31, 2017 and 2016, respectively. Total losses attributable to MSRs still held at March 31, 2017 and March 31, 2016 were $26.3 million and $29.1 million for the three months ended March 31, 2017 and 2016, respectively.

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
The more significant assumptions included in the valuations consisted of the following at the dates indicated:

	March 31, 2017	December 31, 2016
Life in years
Range	5.5 to 8.5	5.5 to 8.7
Weighted average	5.9	6.1
Conditional repayment rate
Range	5.3% to 53.8%	5.2% to 53.8%
Weighted average	21.2%	20.9%
Discount rate	3.3%	3.3%
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
We evaluate the reasonableness of our third-party experts’ assumptions using historical experience adjusted for prevailing market conditions. Assumptions used in the valuation of MSRs include:

•	Mortgage prepayment speeds	•	Delinquency rates
•	Cost of servicing	•	Interest rate used for computing float earnings
•	Discount rate	•	Compensating interest expense
•	Interest rate used for computing the cost of financing servicing advances	•	Collection rate of other ancillary fees
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
The more significant assumptions used in the valuations consisted of the following at the dates indicated:

	March 31, 2017	December 31, 2016
Weighted average prepayment speed	8.8%	8.9%
Weighted average delinquency rate	10.9%	11.1%
Advance financing cost	5-year swap	5-year swap
Interest rate for computing float earnings	5-year swap	5-year swap
Weighted average discount rate	8.9%	8.9%
Weighted average cost to service (in dollars)	$107	$108
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

The primary assumptions used in the valuations consisted of the following at the dates indicated:

	March 31, 2017		December 31, 2016
	Agency	Non Agency	Agency	Non Agency
Weighted average prepayment speed	7.9%	16.5%	8.4%	16.5%
Weighted average delinquency rate	1.5%	29.3%	1.0%	29.3%
Advance financing cost	5-year swap	1-Month LIBOR (1ML) plus 3.5%	5-year swap	1-Month LIBOR (1ML) plus 3.5%
Interest rate for computing float earnings	5-year swap	1ML	5-year swap	1ML
Weighted average discount rate	9.0%	12.8%	9.0%	14.9%
Weighted average cost to service (in dollars)	$65	$308	$64	$307
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
Automotive Dealer Financing Notes
We estimate the fair value of our automotive dealer financing notes using unobservable inputs within an internally developed cash flow model. Key inputs included projected repayments, interest and fee receipts, deferrals, delinquencies, recoveries and charge-offs of the notes within the portfolio. The projected cash flows are then discounted at a rate commensurate with the risk of the estimated cash flows to derive the fair value of the portfolio. The more significant assumptions used in the valuation consisted of the following at the dates indicated:

	March 31, 2017	December 31, 2016
Weighted average life in months	2.7	2.7
Average note rate	8.3%	8.3%
Discount rate	10.0%	10.0%
Loan loss rate	26.7%	11.3%
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
U.S. Treasury Notes
We base the fair value of U.S. Treasury notes on quoted prices in active markets to which we have access.

Match Funded Liabilities
For match funded liabilities that bear interest at a rate that is adjusted regularly based on a market index, the carrying value approximates fair value. For match funded liabilities that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. We estimate principal repayments of match funded advance liabilities during the amortization period based on our historical advance collection rates and taking into consideration any plans to refinance the notes.
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
The more significant assumptions used in the valuations consisted of the following at the dates indicated:

	March 31, 2017	December 31, 2016
Life in years
Range	4.5 to 8.5	4.5 to 8.7
Weighted average	5.0	5.1
Conditional repayment rate
Range	5.3% to 53.8%	5.2% to 53.8%
Weighted average	21.2%	20.9%
Discount rate	2.7%	2.7%
Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.
MSRs Pledged
We periodically sell the right to receive servicing fees, excluding ancillary income (other than net income on custodial and escrow accounts), relating to certain of our MSRs (Rights to MSRs) and the related servicing advances. Because we have retained legal title to the MSRs, the sales of Rights to MSRs are accounted for as financings. We initially establish the value of the Financing Liability - MSRs Pledged based on the price at which the Rights to MSRs are sold. Thereafter, the carrying value of the Financing Liability - MSRs pledged is adjusted to fair value at each reporting date. We determine fair value by applying the price of the underlying MSRs to the remaining principal balance related to the underlying MSRs. Since we have elected fair value for our portfolio of non-Agency MSRs, future fair value changes in the Financing Liability - MSRs Pledged will be largely offset by changes in the fair value of the related MSRs.
The more significant assumptions used in determination of the prices of the underlying MSRs consisted of the following at the dates indicated:

	March 31, 2017	December 31, 2016
Weighted average prepayment speed	17.0%	17.0%
Weighted average delinquency rate	29.8%	29.8%
Advance financing cost	1ML plus 3.5%	1ML plus 3.5%
Interest rate for computing float earnings	1ML	1ML
Weighted average discount rate	13.7%	14.9%
Weighted average cost to service (in dollars)	$315	$313

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
During the three months ended March 31, 2017 and 2016, we sold MSRs relating to loans with a UPB of $52.2 million (Agency and non-Agency) and $34.5 million (non-Agency), respectively.
In 2012 and 2013, we sold Rights to MSRs with respect to certain non-Agency MSRs and the related servicing advances to Home Loan Servicing Solutions, Ltd. (HLSS). On April 6, 2015, HLSS closed on the sale of substantially all of its assets to NRZ. NRZ, through its subsidiaries, is the owner of the Rights to MSRs and has assumed HLSS’ rights and obligations under the associated agreements. We refer to the sale of Rights to MSRs and the related servicing advances as the NRZ/HLSS Transactions. As of March 31, 2017, these Rights to MSRs relate to approximately $114.3 billion in UPB of our non-Agency MSRs.
Pursuant to our agreements with NRZ, NRZ has assumed the obligation to fund new servicing advances with respect to the Rights to MSRs. We continue to service the loans for which the Rights to MSRs have been sold to NRZ. Accordingly, in the event NRZ was unable to fulfill its advance funding obligations, as the servicer under our servicing agreements with the residential mortgage backed securitization trusts, we would be contractually obligated to fund such advances under those servicing agreements. At March 31, 2017, NRZ had outstanding advances of approximately $3.7 billion in connection with the Rights to MSRs.

Under our agreements with NRZ, NRZ has certain rights to direct us to transfer the legal ownership of the MSRs and certain other rights under the servicing agreements underlying the Rights to MSRs as follows:

•
To HLSS Holdings, LLC (Holdings), a subsidiary of NRZ, if or when Holdings obtains all required third-party consents and licenses. If and when such transfer of legal ownership occurs, OLS would subservice the loans pursuant to the existing subservicing agreement(s), as amended, with Holdings. The subservicing agreement would have a subservicing fee reset date described below.

•
To a third party, other than Holdings, who can obtain all required third-party consents and licenses, provided that the transfer is subject to our continued right to be paid the servicing fees and other amounts payable under our agreements with NRZ as described below. To the extent Ocwen remained subservicer, new subservicing agreements would need to be executed.

•
If a termination event occurs with respect to an affected servicing agreement, to a replacement servicer that obtains all required third-party consents and licenses. Upon any such transfer, we would no longer be entitled to receive future servicing fee revenue with respect to the transferred servicing agreement.

We are working toward an agreement with NRZ that would transfer legal ownership of MSRs underlying the Rights to MSRs to NRZ. The new agreement would extend our relationship with NRZ out to at least 2022, removing a level of uncertainty concerning NRZ’s future intentions and ability to move servicing without us retaining our rights to be paid the servicing fees and other amounts payable under our existing agreements. During our negotiations with NRZ, NRZ has informed us that its position is that a termination event has occurred under our agreements because our current Moody’s servicer rating (SQ3-) is allegedly below the contractual threshold. NRZ has also informed us that it does not intend to take any action to transfer servicing without us retaining our economics, although it has reserved its rights. As Ocwen has previously publicly stated, Ocwen does not consider any termination event to have occurred based on Ocwen’s current servicer ratings.
Under our existing agreements, the servicing fees payable under the servicing agreements underlying the Rights to MSRs are apportioned between NRZ and us as provided in our agreements with NRZ. NRZ retains a fee based on the UPB of the loans serviced, and OLS receives certain fees, including a performance fee based on servicing fees actually paid less an amount calculated based on the amount of servicing advances and cost of financing those advances. The apportionment of these fees with respect to each tranche of Rights to MSRs sold to NRZ is subject to negotiations required to be commenced by NRZ no later than six months prior to the servicing fee reset date. The servicing fee reset date is the earlier of April 30, 2020 or eight years after the closing date of the sale of each tranche of Rights to MSRs to NRZ, unless there is an uncured “termination event” with respect to an affected servicing agreement due to a servicer rating downgrade of OLS’s S&P or Moody’s residential primary servicer rating for subprime loans to Below Average (or lower) or SQ4 (or lower), respectively, on the sixth anniversary of the closing date of the particular tranche, in which case such six year anniversary shall be the fee reset date. If the parties are not able to agree on servicing fees prior to the fee reset date, NRZ is required to continue paying under the existing fee structure and the agreements between the parties will continue in effect with respect to each underlying servicing agreement unless and until NRZ directs the transfer of servicing under such servicing agreement to a third-party servicer with respect to which all required third-party consents and licenses have been obtained.
To the extent servicing agreements with residential mortgage backed securities (RMBS) trustees underlying Rights to MSRs are terminated as a result of a termination event, NRZ is entitled to payment of an amount equal to an amortized percentage of NRZ’s purchase price for the related Rights to MSRs.
Under our agreements with NRZ, we were required to compensate NRZ for certain increased costs associated with its servicing advance financing facilities. This compensation requirement ran for a period of 12 months and ended in the second quarter of 2016.
The Rights to MSRs transactions are accounted for as financings. If and when transfer of legal ownership of the underlying MSRs occurs (which would follow receipt of the necessary consents), we would derecognize the related MSRs and the related financing liability. Upon derecognition, any resulting gain or loss would be deferred and amortized over the life of the related subservicing agreement. Until derecognition, we will continue to recognize the full amount of servicing revenue and changes in the fair value of the MSRs.
The sales of advances in connection with MSR sales, including the NRZ/HLSS Transactions, meet the requirements for sale accounting, and the advances are derecognized from our consolidated financial statements at the servicing transfer date, or, in the case of advances sold in connection with the sale of Rights to MSRs, at the time of the sale.

Note 5 – Loans Held for Sale
Loans Held for Sale - Fair Value
The following table summarizes the activity in the balance:

	For the Three Months Ended March 31,
	2017	2016
Beginning balance	$284,632	$309,054
Originations and purchases	840,999	789,180
Proceeds from sales	(817,033)	(783,187)
Principal collections	(744)	(3,280)
Gain (loss) on sale of loans	(396)	7,646
Increase in fair value of loans	5,628	1,785
Other	472	541
Ending balance (1)	$313,558	$321,739

(1)	At March 31, 2017 and 2016, the balances include $10.5 million and $13.7 million, respectively, of fair value adjustments.
At March 31, 2017, loans held for sale, at fair value with a UPB of $231.9 million were pledged as collateral to warehouse lines of credit in our Lending segment.
Loans Held for Sale - Lower of Cost or Fair Value
The following table summarizes the activity in the net balance:

	For the Three Months Ended March 31,
	2017	2016
Beginning balance	$29,374	$104,992
Purchases	396,536	421,896
Proceeds from sales	(354,285)	(372,583)
Principal collections	(1,850)	(6,453)
Transfers to accounts receivable	(48,752)	(61,212)
Transfers to real estate owned	(55)	(1,224)
Gain (loss) on sale of loans	(998)	5,010
Decrease (increase) in valuation allowance	4,429	(3,335)
Other	1,196	(21)
Ending balance (1)	$25,595	$87,070

(1)
At March 31, 2017 and 2016, the balances include $20.0 million and $55.5 million, respectively, of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations as part of our servicing obligations. Repurchased loans are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.

The changes in the valuation allowance are as follows:

	For the Three Months Ended March 31,
	2017	2016
Beginning balance	$10,064	$14,658
Provision	364	2,597
Transfer from liability for indemnification obligations	255	1,030
Sales of loans	(5,045)	—
Other	(3)	(292)
Ending balance	$5,635	$17,993

At March 31, 2017, Loans held for sale, at lower of cost or fair value, with a UPB of $13.4 million were pledged as collateral to a warehouse line of credit in our Servicing segment.
Gain on Loans Held for Sale, Net
The following table summarizes the activity in Gain on loans held for sale, net:

	For the Three Months Ended March 31,
	2017	2016
MSRs retained on transfers of forward loans	$8,126	$6,484
Fair value gains related to transfers of reverse mortgage loans, net	7,638	356
Gain (loss) on sale of repurchased Ginnie Mae loans	(998)	5,010
Other gains related to loans held for sale, net	2,146	6,089
Gain on sales of loans, net	16,912	17,939
Change in fair value of IRLCs	1,060	7,465
Change in fair value of loans held for sale	7,666	3,521
Loss on economic hedge instruments	(2,514)	(13,202)
Other	(180)	(151)
	$22,944	$15,572
Note 6 – Advances
Advances, net, which represent payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	March 31, 2017	December 31, 2016
Principal and interest	$23,125	$31,334
Taxes and insurance	154,690	170,131
Foreclosures, bankruptcy and other	92,202	94,369
	270,017	295,834
Allowance for losses	(35,844)	(37,952)
	$234,173	$257,882
Advances at March 31, 2017 and December 31, 2016 include $25.0 million and $29.0 million, respectively, of previously sold advances in connection with sales of loans that did not qualify for sale accounting.
The following table summarizes the activity in net advances:

	For the Three Months Ended March 31,
	2017	2016
Beginning balance	$257,882	$444,298
Sales of advances	(3)	(261)
Collections of advances, charge-offs and other, net	(25,814)	(126,067)
Decrease (increase) in allowance for losses	2,108	(622)
Ending balance	$234,173	$317,348

The changes in the allowance for losses are as follows:

	For the Three Months Ended March 31,
	2017	2016
Beginning balance	$37,952	$41,901
Provision	3,421	3,483
Charge-offs, net and other	(5,529)	(2,861)
Ending balance	$35,844	$42,523
Note 7 – Match Funded Assets
Match funded assets are comprised of the following at the dates indicated:

	March 31, 2017	December 31, 2016
Advances:
Principal and interest	$651,837	$711,272
Taxes and insurance	508,573	530,946
Foreclosures, bankruptcy, real estate and other	205,015	209,746
	1,365,425	1,451,964
Automotive dealer financing notes (1)	26,996	—
	$1,392,421	$1,451,964

(1)	On February 24, 2017 and on March 17, 2017, we entered into loan agreements under a new automotive dealer loan financing facility to which these notes are pledged.
The following table summarizes the activity in match funded assets:

	For the Three Months Ended March 31,
	2017		2016
	Advances	Automotive Dealer Financing Notes	Advances
Beginning balance	$1,451,964	$—	$1,706,768
Transfer from Other assets	—	25,180	—
Sales	(245)	—	—
New advances/notes (collections of pledged assets), net	(86,294)	1,816	14,129
Ending balance	$1,365,425	$26,996	$1,720,897

Note 8 – Mortgage Servicing
Mortgage Servicing Rights – Amortization Method
The following table summarizes changes in the net carrying value of servicing assets that we account for using the amortization method:

	For the Three Months Ended March 31,
	2017	2016
Beginning balance	$363,722	$377,379
Additions recognized in connection with asset acquisitions	1,229	4,263
Additions recognized on the sale of mortgage loans	8,126	7,156
Sales	(430)	—
	372,647	388,798
Amortization	(12,715)	(12,806)
Increase in impairment valuation allowance (1)	(1,401)	(29,953)
Ending balance	$358,531	$346,039

Estimated fair value at end of period	$462,289	$390,970

(1)
Impairment of MSRs is recognized in Servicing and origination expense in the unaudited consolidated statements of operations. See Note 3 – Fair Value for additional information regarding impairment and the valuation allowance.

Mortgage Servicing Rights – Fair Value Measurement Method
The following table summarizes changes in the fair value of servicing assets that we account for at fair value on a recurring basis:

	For the Three Months Ended March 31,
	2017			2016
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$13,357	$665,899	$679,256	$15,071	$746,119	$761,190
Sales	—	(228)	(228)	—	(142)	(142)
Servicing transfers and adjustments	—	(706)	(706)	—	419	419
Changes in fair value (1):
Changes in valuation inputs or other assumptions	494	—	494	(2,709)	(3,671)	(6,380)
Realization of expected future cash flows and other changes	(445)	(26,384)	(26,829)	(351)	(22,562)	(22,913)
Ending balance	$13,406	$638,581	$651,987	$12,011	$720,163	$732,174

(1)	Changes in fair value are recognized in Servicing and origination expense in the unaudited consolidated statements of operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of March 31, 2017 given hypothetical shifts in lifetime prepayments and yield assumptions:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(63,546)	$(129,059)
Discount rate (option-adjusted spread)	(12,177)	(24,349)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at March 31, 2017 are increased prepayment speeds and a decrease in the yield assumption.
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

	Residential	Commercial	Total
UPB at March 31, 2017
Servicing	$83,841,793	$—	$83,841,793
Subservicing	4,196,729	92,817	4,289,546
NRZ (1)	114,330,492	—	114,330,492
	$202,369,014	$92,817	$202,461,831
UPB at December 31, 2016
Servicing	$86,049,298	$—	$86,049,298
Subservicing	4,330,084	92,933	4,423,017
NRZ (1)	118,712,748	—	118,712,748
	$209,092,130	$92,933	$209,185,063
UPB at March 31, 2016
Servicing	$97,826,653	$—	$97,826,653
Subservicing	6,517,180	136,473	6,653,653
NRZ (1)	132,737,203	—	132,737,203
	$237,081,036	$136,473	$237,217,509

(1)	UPB of loans serviced for which the Rights to MSRs have been sold to NRZ.
Residential assets serviced includes foreclosed real estate. Residential assets serviced also includes small-balance commercial assets with a UPB of $1.4 billion, $1.4 billion and $1.7 billion at March 31, 2017, December 31, 2016 and March 31, 2016, respectively. Commercial assets consist of large-balance foreclosed real estate.
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
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s and S&P. Of 3,762 non-Agency servicing agreements, 721 with approximately $33.1 billion of UPB as of March 31, 2017 have minimum servicer ratings criteria. As a result of our current servicer ratings, termination rights have been triggered in 174 of these non-Agency servicing agreements. This represents approximately $10.5 billion in UPB as of March 31, 2017, or approximately 6.8% of our total non-Agency servicing portfolio.
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

Servicing Revenue
The following table presents the components of servicing and subservicing fees:

	For the Three Months Ended March 31,
	2017	2016
Loan servicing and subservicing fees:
Servicing	$67,172	$76,509
Subservicing	3,605	7,239
NRZ	147,311	162,129
	218,088	245,877
Home Affordable Modification Program (HAMP) fees	20,983	22,618
Late charges	16,784	18,603
Loan collection fees	6,318	7,129
Other	10,329	3,269
	$272,502	$297,496
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers), are held in escrow by an unaffiliated bank and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $2.0 billion and $2.3 billion at March 31, 2017 and March 31, 2016, respectively.
Note 9 – Receivables

	March 31, 2017	December 31, 2016
Servicing:
Government-insured loan claims (1)	$114,386	$133,063
Due from NRZ	34,199	21,837
Reimbursable expenses	29,056	29,358
Due from custodial accounts	13,449	44,761
Other	22,654	27,086
	213,744	256,105
Income taxes receivable	40,652	61,932
Other receivables	19,111	21,125
	273,507	339,162
Allowance for losses (1)	(60,726)	(73,442)
	$212,781	$265,720

(1)
At March 31, 2017 and December 31, 2016, the allowance for losses related entirely to receivables of our Servicing business. Allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) at March 31, 2017 and December 31, 2016 were $41.4 million and $53.3 million, respectively.

Note 10 – Other Assets

	March 31, 2017	December 31, 2016
Contingent loan repurchase asset (1)	$267,029	$246,081
Prepaid expenses (2)	56,316	57,188
Debt service accounts	43,268	42,822
Derivatives, at fair value	10,027	9,279
Prepaid lender fees, net	8,817	9,023
Mortgage backed securities, at fair value	8,658	8,342
Prepaid income taxes	7,699	8,392
Interest-earning time deposits	6,269	6,454
Real estate	4,474	5,249
Automotive dealer financing notes, net (3)	1,368	33,224
Other	14,692	12,050
	$428,617	$438,104

(1)
With respect to previously transferred Ginnie Mae mortgage loans for which we have the right or the obligation to repurchase under the applicable agreement, we re-recognize the loans in Other assets and a corresponding liability in Other liabilities.

(2)
In connection with the sale of Agency MSRs in 2015, we placed $52.9 million in escrow for the payment of representation, warranty and indemnification claims associated with the underlying loans. Prepaid expenses at March 31, 2017 and December 31, 2016 includes the remaining balance of $36.4 million and $34.9 million, respectively.

(3)
These notes represent short-term inventory-secured floor plan loans – provided to independent used car dealerships through our ACS venture – that have not been pledged to our automotive dealer loan financing facility. Automotive dealer financing notes are net of an allowance of $10.5 million and $4.4 million at March 31, 2017 and December 31, 2016, respectively. We recognized a provision for losses on these notes of $6.1 million and $0.05 million during the three months ended March 31, 2017 and 2016, respectively.

Note 11 – Borrowings
Match Funded Liabilities

				March 31, 2017		December 31, 2016
Borrowing Type	Maturity (1)	Amorti- zation Date (1)	Available Borrowing Capacity (2)	Weighted Average Interest Rate (3)	Balance	Weighted Average Interest Rate (3)	Balance
Advance Financing Facilities:
Advance Receivables Backed Notes - Series 2014-VF3 (4)	Aug. 2047	Aug. 2017	$88,625	3.12%	$51,375	3.12%	$74,394
Advance Receivables Backed Notes - Series 2014-VF4 (4)	Aug. 2047	Aug. 2017	88,625	3.12	51,375	3.12	74,394
Advance Receivables Backed Notes - Series 2015-VF5 (4)	Aug. 2047	Aug. 2017	88,626	3.12	51,374	3.12	74,394
Advance Receivables Backed Notes - Series 2015-T3 (5)	Nov. 2047	Nov. 2017	—	3.48	400,000	3.48	400,000
Advance Receivables Backed Notes - Series 2016-T1 (5)	Aug. 2048	Aug. 2018	—	2.77	265,000	2.77	265,000
Advance Receivables Backed Notes - Series 2016-T2 (5)	Aug. 2049	Aug. 2019	—	2.99	235,000	2.99	235,000
Total Ocwen Master Advance Receivables Trust (OMART)			265,876	3.14	1,054,124	3.14	1,123,182
Ocwen Servicer Advance Receivables Trust III (OSART III) - Advance Receivables Backed Notes, Series 2014-VF1 (6)	Dec. 2047	Dec. 2017	14,052	4.18%	60,948	4.03%	63,093
Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (7)	Jun. 2047	Jun. 2017	78,873	3.75%	81,127	3.54%	94,722
			358,801	3.23%	1,196,199	3.21%	1,280,997

Automotive Dealer Loan Financing Facility:
Loan Series 2017-1	Feb. 2021	Feb. 2019	40,493	6.55%	9,507	—%	—
Loan Series 2017-2	Mar. 2021	Mar. 2019	40,494	5.98	9,506	—	—
Total Automotive Capital Asset Receivables Trust (ACART) (8)			80,987	6.26%	19,013	—%	—

			$439,788	3.28%	$1,215,212	3.21%	$1,280,997

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

(2)
Borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At March 31, 2017, none of the available borrowing capacity of our advance financing notes could be used based on the amount of eligible collateral that had been pledged.

(3)	1ML was 0.98% and 0.77% at March 31, 2017 and December 31, 2016, respectively.

(4)
The borrowing capacity of each series of variable rate notes is $140.0 million. There is a ceiling of 75 bps for 1ML in determining the interest rate for the notes. Rates on the individual notes are based on 1ML plus a margin of 185 to 545 basis points (bps).

(5)
Under the terms of the agreement, we must continue to borrow the full amount of the Series 2015-T3, Series 2016-T1 and Series 2016-T2 fixed-rate term notes until the amortization date. If there is insufficient collateral to support the level of borrowing, the excess cash proceeds are not distributed to Ocwen but are held by the trustee, and interest expense continues to be based on the full amount of the notes. The Series 2016-T1 and 2016-T2 notes have a total borrowing capacity of $500.0 million. The Series 2015-T3 notes have a borrowing capacity of $400.0 million. Rates on the individual notes range from 2.5207% to 4.6870%

(6)
The maximum borrowing capacity under this facility is $75.0 million. There is a ceiling of 75 bps for 1ML in determining the interest rate for these variable rate notes. Rates on the individual notes are based on the lender’s cost of funds plus a margin of 230 to 470 bps.

(7)
The combined borrowing capacity of the Series 2015-VF1 Notes is $160.0 million. There is a ceiling of 125 bps for 1ML in determining the interest rate for these variable rate notes. Rates on the individual notes are based on 1ML plus a margin of 240 to 480 bps.

(8)
We entered into the loan agreements for the Series 2017-1 Notes on February 24, 2017 and for the Series 2017-2 Notes on March 17, 2017. The committed borrowing capacity for each of the Series 2017-1 and Series 2017-2 variable rate notes is $50.0 million. We may from time to time request increases in the aggregate maximum borrowing capacity of the facility to a maximum aggregate borrowing capacity of $200.0 million. Rates on the Series 2017-1 notes are based on 1ML plus a margin of 500 bps and rates on the Series 2017-2 notes are based on the lender’s cost of funds plus a margin of 500 bps.

Pursuant to our agreements with NRZ, NRZ has assumed the obligation to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs, or NRZ/HLSS Transactions. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. As of March 31, 2017, we were the servicer on Rights to MSRs sold to NRZ pertaining to approximately $114.3 billion in UPB and the associated outstanding servicing advances as of such date were approximately $3.7 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance funding obligations, our liquidity, financial condition and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances.
In addition, although we are not an obligor or guarantor under NRZ’s advance financing facilities, we are a party to certain of the facility documents as the servicer of the underlying loans on which advances are being financed. As the servicer, we make certain representations, warranties and covenants, including representations and warranties in connection with our sale of advances to NRZ.
Financing Liabilities

Borrowings	Collateral	Interest Rate	Maturity	March 31, 2017	December 31, 2016
Financing liability – MSRs pledged	MSRs	(1)	(1)	$459,187	$477,707
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (2)	MSRs	(2)	Feb. 2028	78,990	81,131
Financing liability – Advances pledged (3)	Advances on loans	(3)	(3)	17,966	20,193
HMBS-related borrowings (4)	Loans held for investment	1ML + 263 bps	(4)	3,739,265	3,433,781
				$4,295,408	$4,012,812

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

(3)	Certain sales of advances did not qualify for sales accounting treatment and were accounted for as a financing. This financing liability has no contractual maturity.

(4)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.

Other Secured Borrowings

Borrowings	Collateral	Interest Rate	Maturity	Available Borrowing Capacity (1)	March 31, 2017	December 31, 2016
Senior secured term loan (SSTL)
SSTL (2)	(2)	1-Month Euro-dollar rate + 500 bps with a Eurodollar floor of 100 bps (2)	Dec. 2020	$—	$330,813	$335,000
Mortgage loan warehouse facilities:
Repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Sep. 2017	36,824	13,176	12,370
Master repurchase agreements (4)	LHFS	1ML + 200 bps; 1ML floor of 0.0%	Feb. 2018	69,600	130,400	173,543
Participation agreements (5)	LHFS	N/A	Apr. 2017 (5)	—	163,956	92,739
Participation agreements (6)	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 300 or 350 bps	Aug. 2017	—	48,709	26,254
Master repurchase agreement (7)	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 25 bps	Jan. 2018	37,925	62,075	50,123
				144,349	418,316	355,029

				$144,349	749,129	690,029
Unamortized debt issuance costs - SSTL					(7,079)	(7,612)
Discount - SSTL					(3,603)	(3,874)
					$738,447	$678,543

Weighted average interest rate					4.70%	4.56%

(1)
For our mortgage loan warehouse facilities, available borrowing capacity does not consider the amount of the facility that the lender has extended on an uncommitted basis. Of the borrowing capacity extended on a committed basis, $0.8 million could be used at March 31, 2017 based on the amount of eligible collateral that had been pledged.

(2)
On December 5, 2016, we entered into an Amended and Restated Senior Secured Term Loan Facility Agreement that established a new SSTL with a borrowing capacity of $335.0 million and a maturity date of December 5, 2020. We may request increases to the loan amount of up to $100.0 million in total, with additional increases subject to certain limitations. We are required to make quarterly payments on the SSTL in an amount of $4.2 million the first of which was paid on March 31, 2017.

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
Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate (the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1ML)), plus a margin of 4.00% and subject to a base rate floor of 2.00% or (b) the one month Eurodollar rate, plus a margin of 5.00% and subject to a one month Eurodollar floor of 2.00%. To date we have elected option (b) to determine the interest rate.

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

(4)
Under this repurchase agreement, the lender provides financing on a committed basis for $200.0 million. On February 24, 2017, we executed a $200.0 million warehouse facility to replace the existing facility of the same size and with the same lender with a maturity date of February 23, 2018.

(5)
Under these participation agreements, the lender provides financing for a combined total of $250.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. On April 25, 2017, the term of these participation agreements was extended to April 30, 2018.

(6)
Under this participation agreement, the lender provides uncommitted reverse mortgage financing for $110.0 million at the discretion of the lender. The lender has indicated to us that it does not currently intend to lend more than $20.0 million under this facility. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement.

(7)	The lender provides financing on a committed basis for $100.0 million.
Senior Notes

	March 31, 2017	December 31, 2016
6.625% Senior unsecured notes due May 15, 2019	$3,122	$3,122
8.375% Senior secured notes due November 15, 2022	346,878	346,878
	350,000	$350,000
Unamortized debt issuance costs	(3,071)	(3,211)
	$346,929	$346,789
Senior Unsecured Notes
Ocwen may redeem all or a part of the remaining Senior Unsecured Notes, upon not less than 30 nor more than 60 days’ notice, at the redemption price (expressed as percentages of principal amount) of 103.313% and 100.000% for the twelve-month periods beginning May 15, 2017 and 2018, respectively, plus accrued and unpaid interest and additional interest, if any.
Senior Secured Notes
The Senior Secured Notes are guaranteed by Ocwen, OMS, Homeward Residential Holdings, Inc., Homeward and ACS (the Guarantors). The Senior Secured Notes are secured by second priority liens on the assets and properties of OLS and the Guarantors that secure the first priority obligations under the SSTL, excluding certain MSRs.
At any time, OLS may redeem all or a part of the Senior Secured Notes, upon not less than 30 nor more than 60 days’ notice at a specified redemption price, plus accrued and unpaid interest to the date of redemption. Prior to November 15, 2018, the Senior Secured Notes may be redeemed at a redemption price equal to 100.0% of the principal amount of the Senior Secured Notes redeemed, plus the applicable make whole premium (as defined in the indenture). On or after November 15, 2018, OLS may redeem all or a part of the Senior Secured Notes at the redemption prices (expressed as percentages of principal amount) specified in the Indenture. The redemption prices during the twelve-month periods beginning on November 15 of each year are as follows:

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
Upon a change of control (as defined in the indenture), OLS is required to make an offer to the holders of the Senior Secured Notes to repurchase all or a portion of each holder’s Senior Secured Notes at a purchase price equal to 101.0% of the principal amount of the Senior Secured Notes purchased plus accrued and unpaid interest to the date of purchase.
In connection with our issuance of the Senior Secured Notes, we incurred certain costs that we capitalized and are amortizing over the period from the date of issuance to November 15, 2022. The unamortized balance of these issuance costs was $3.0 million and $3.2 million at March 31, 2017 and December 31, 2016, respectively.

Covenants
Under the terms of our debt agreements, we are subject to various qualitative and quantitative covenants. Collectively, these covenants include:

•	Financial covenants;

•	Covenants to operate in material compliance with applicable laws;

•
Restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends of making distributions on or purchasing equity interests of Ocwen, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or acquisitions or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt of OLS or any Guarantor, enter into transactions with an affiliate;

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

Many of the restrictive covenants arising from the indenture for the Senior Secured Notes will be suspended if the Senior Secured Notes achieve an investment grade rating from both Moody’s and S&P and if no default or event of default has occurred and is continuing.
Financial covenants in our debt agreements require that we maintain, among other things:

•	a 40% loan to collateral value ratio, as defined under our SSTL, as of the last date of any fiscal quarter; and

•	specified levels of tangible net worth and liquidity at the consolidated and OLS levels.
As of March 31, 2017, the most restrictive consolidated tangible net worth requirements were for a minimum of $1.1 billion at OLS under our match funded debt agreements and three repurchase agreements and $450.0 million at Ocwen under a master repurchase agreement.
As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and changes of control.
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

Note 12 – Other Liabilities

	March 31, 2017	December 31, 2016
Contingent loan repurchase liability	$267,029	$246,081
Accrued legal fees and settlements	82,037	93,797
Other accrued expenses	69,025	80,021
Due to NRZ	50,651	83,248
Servicing-related obligations	36,579	35,324
Amounts due in connection with MSR sales	36,041	39,398
Liability for indemnification obligations	23,133	27,546
Liability for uncertain tax positions	23,123	23,216
Checks held for escheat	18,301	16,890
Accrued interest payable	11,211	3,698
Other	26,584	32,020
	$643,714	$681,239
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
Interest Rate Risk
Match Funded Liabilities
As required by certain of our advance financing arrangements, we have purchased interest rate caps to minimize future interest rate exposure from increases in the interest on our variable rate debt as a result of increases in the index, such as 1ML, which is used in determining the interest rate on the debt. We currently do not hedge our fixed rate debt.
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

The following table summarizes derivative activity, including the derivatives used in each of our identified hedging programs:

		Interest Rate Risk
		IRLCs and Loans held for sale	Borrowings
	IRLCs	Forward MBS Trades	Interest Rate Caps
Notional balance at December 31, 2016	$360,450	$609,177	$955,000
Additions	1,427,753	971,499	—
Amortization	—	—	(90,000)
Maturities	(1,149,358)	(379,055)	—
Terminations	(247,899)	(600,812)	—
Notional balance at March 31, 2017	$390,946	$600,809	$865,000

Maturity	Apr. 2017 - Jun. 2017	Jun. 2017	Oct. 2017 - Dec. 2018

Fair value of derivative assets (liabilities) at:
March 31, 2017	$7,765	$(3,868)	$2,262
December 31, 2016	6,507	(614)	1,836

Gains (losses) on derivatives during the three months ended:	Gain on loans held for sale, net	Gain on loans held for sale, net	Other, net
March 31, 2017	$1,060	$(2,514)	$359
March 31, 2016	7,465	(13,202)	(1,496)

(1)	Derivatives are reported at fair value in Other assets or in Other liabilities on our unaudited consolidated balance sheets.
As loans are originated and sold or as loan commitments expire, our forward MBS trade positions mature and are replaced by new positions based upon new loan originations and commitments and expected time to sell.
Included in Accumulated other comprehensive loss (AOCL) at March 31, 2017 and 2016, respectively, were $1.3 million and $1.6 million of deferred unrealized losses, before taxes of $0.1 million and $0.1 million, respectively, on interest rate swaps that we had designated as cash flow hedges.
Other income (expense), net, includes the following related to derivative financial instruments:

	For the Three Months Ended March 31,
	2017	2016
Gains (losses) on economic hedges	$426	$(1,391)
Write-off of losses in AOCL for a discontinued hedge relationship	(67)	(105)
	$359	$(1,496)

Note 14 – Interest Expense
The following table presents the components of interest expense:

	For the Three Months Ended March 31,
	2017	2016
Financing liabilities (1) (2)	$52,969	$67,707
Match funded liabilities	12,849	18,174
Other secured borrowings	9,548	12,713
Senior notes	7,456	6,208
Other	1,240	1,287
	$84,062	$106,089

(1)
Includes interest expense related to financing liabilities recorded in connection with the NRZ/HLSS Transactions as indicated in the table below. The reduction in the financing liability does not include reimbursements to NRZ/HLSS for the loss of servicing revenues when we were terminated as servicer and where the related Rights to MSRs had been sold to HLSS.

	For the Three Months Ended March 31,
	2017	2016
Servicing fees collected on behalf of NRZ/HLSS	$147,311	$162,129
Less: Subservicing fee retained by Ocwen	79,154	84,370
Net servicing fees remitted to NRZ/HLSS	68,157	77,759
Less: Reduction in financing liability	16,999	18,201
Interest expense on NRZ/HLSS financing liability	$51,158	$59,558

(2)
Includes $6.2 million of fees incurred during the three months ended March 31, 2016 in connection with our agreement to compensate NRZ/HLSS for a period of 12 months (beginning June 2015) for certain increased costs associated with its servicing advance financing facilities that were the direct result of a previous downgrade of our S&P servicer rating.

Interest expense that we expect to be paid on the HMBS-related borrowings is included with net fair value gains in Other revenues.

Note 15 – Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options and restricted stock awards. The following is a reconciliation of the calculation of basic loss per share to diluted loss per share:

	For the Three Months Ended March 31,
	2017	2016
Basic loss per share:
Net loss attributable to Ocwen stockholders	$(32,724)	$(111,331)

Weighted average shares of common stock	124,014,928	124,093,339

Basic loss per share	$(0.26)	$(0.90)

Diluted loss per share (1):
Net loss attributable to Ocwen stockholders	$(32,724)	$(111,331)

Weighted average shares of common stock	124,014,928	124,093,339
Effect of dilutive elements (1):
Stock option awards	—	—
Common stock awards	—	—
Dilutive weighted average shares of common stock	124,014,928	124,093,339

Diluted loss per share	$(0.26)	$(0.90)

Stock options and common stock awards excluded from the computation of diluted earnings per share:
Anti-dilutive (2)	2,056,215	6,985,914
Market-based (3)	782,446	2,080,938

(1)
For the three months ended March 31, 2017 and 2016, we have excluded the effect of stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

(2)	These stock options were anti-dilutive because their exercise price was greater than the average market price of Ocwen’s stock.

(3)	Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.
Note 16 – Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. While our expense allocation methodology for the current period is consistent with that used in prior periods presented, during the first quarter of 2017, we moved certain functions which had been associated with corporate cost centers to our Lending and Servicing segments because these functions align more closely with those segments. As applicable, the results of operations for the first quarter of 2016 have been recast to conform to the current period presentation. As a result of these changes, income before income taxes for the Lending segment decreased by $2.6 million while loss before income taxes for the Servicing segment decreased by the same amount for the three months ended March 31, 2016.
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
Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
Three months ended March 31, 2017
Revenue	$284,019	$30,746	$7,099	$—	$321,864

Expenses	216,913	29,332	30,138	—	276,383

Other income (expense):
Interest income	87	2,748	928	—	3,763
Interest expense	(67,351)	(3,284)	(13,427)	—	(84,062)
Gain on sale of mortgage servicing rights, net	287	—	—	—	287
Other	3,002	231	800	—	4,033
Other expense, net	(63,975)	(305)	(11,699)	—	(75,979)

Income (loss) before income taxes	$3,131	$1,109	$(34,738)	$—	$(30,498)

Three months ended March 31, 2016
Revenue	$307,427	$23,285	$45	$—	$330,757

Expenses	274,317	24,378	29,962	—	328,657

Other income (expense):
Interest income	(147)	3,611	726	—	4,190
Interest expense	(96,474)	(3,448)	(6,167)	—	(106,089)
Gain on sale of mortgage servicing rights, net	1,175	—	—	—	1,175
Other	(3,343)	351	(509)	—	(3,501)
Other income (expense), net	(98,789)	514	(5,950)	—	(104,225)

Loss before income taxes	$(65,679)	$(579)	$(35,867)	$—	$(102,125)

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
March 31, 2017	$3,157,083	$4,248,844	$457,217	$—	$7,863,144

December 31, 2016	$3,312,371	$3,863,862	$479,430	$—	$7,655,663

March 31, 2016	$3,808,495	$3,116,541	$482,074	$—	$7,407,110

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Depreciation and Amortization Expense
Three months ended March 31, 2017
Depreciation expense	$1,402	$48	$5,631	$7,081
Amortization of mortgage servicing rights	12,643	72	—	12,715
Amortization of debt discount	—	—	271	271
Amortization of debt issuance costs	—	—	673	673

Three months ended March 31, 2016
Depreciation expense	$1,135	$72	$3,832	$5,039
Amortization of mortgage servicing rights	12,725	81	—	12,806
Amortization of debt discount	206	—	—	206
Amortization of debt issuance costs	2,933	—	344	3,277

Note 17 – Regulatory Requirements
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the CFPB, the Department of Housing and Urban Development (HUD), the SEC and various state agencies that license, audit and conduct examinations of our loan servicing, origination and collection activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing monitoring or reporting. From time to time, we also receive requests (including requests in the form of subpoenas and civil investigative demands) from federal, state and local agencies for records, documents and information relating to the policies, procedures and practices of our loan servicing, origination and collection activities. The GSEs (and their conservator, the Federal Housing Finance Authority (FHFA)), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of the changing environment in which we operate. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, including cease and desist orders, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or otherwise fund our operations and (viii) inability to execute on our business strategy. In addition to amounts paid to resolve regulatory matters, we could be required to pay for the costs of third-party firms to monitor our compliance with such resolutions. We have recognized $175.4 million in such third-party monitoring costs from January 1, 2014 through March 31, 2017 in connection with our settlements with the CA DBO and the NY DFS and in connection with our National Mortgage Settlement.
We must comply with a large number of federal, state and local consumer protection laws including, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the

Telephone Consumer Protection Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Fair Credit Reporting Act and the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws and federal and local bankruptcy rules. These statutes apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced. The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential real estate lenders and servicers.
Ocwen has various subsidiaries, including OLS, Homeward and Liberty, that are licensed to originate and/or service forward and reverse mortgage loans in those jurisdictions in which they operate and which require licensing. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as examinations as to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or ultimately a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at March 31, 2017.
As discussed in Note 19 – Contingencies, since April 20, 2017, the CFPB, thirty state mortgage and banking regulatory agencies and two state attorneys general have taken regulatory action against us alleging breaches of various laws, regulations and licensing requirements. We believe we have factual and legal defenses to the CFPB’s and the state attorneys general’s allegations and intend to vigorously defend ourselves. With respect to the state regulatory agencies, we intend to vigorously defend against unfounded claims while continuing to work with the state regulatory agencies to resolve their concerns.
OLS, Homeward and Liberty are also parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at March 31, 2017. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth requirements is based on the total assets of OLS and was $372.7 million at March 31, 2017.
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
We expect to continue to invest in our risk and compliance infrastructure in order to comply with applicable laws and regulations. Furthermore, there may be additional federal, state or international laws enacted that place additional obligations on us and require additional investments by us.
Note 18 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.3 billion at March 31, 2017. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $343.6 million and $47.3 million in connection with our forward and reverse mortgage loan interest rate lock commitments, respectively, outstanding at March 31, 2017. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
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
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought by regulatory agencies (discussed further under “Regulatory” below), those brought on behalf of various classes of claimants, and those brought derivatively on behalf of Ocwen against certain current or former officers and directors or others.
These proceedings are generally based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including wrongful foreclosure and eviction actions, allegations of wrongdoing in connection with lender-placed insurance arrangements, claims relating to our pre-foreclosure property preservation activities, claims relating to our written and telephonic communications with our borrowers such as claims under the Telephone Consumer Protection Act, claims related to our payment, escrow and other processing operations, and claims regarding certifications of our legal compliance related to our participation in certain government programs. In some of these proceedings, claims for substantial monetary damages are asserted against us.
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

Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. Excluding expenses of internal or external legal counsel, we have accrued $57.9 million as of March 31, 2017 for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at March 31, 2017.
We have previously disclosed several putative securities fraud class action lawsuits filed against Ocwen and certain of its officers and directors that contain allegations in connection with the restatements of our 2013 and first quarter 2014 financial statements and our December 2014 Consent Order with the NY DFS, among other matters. Those lawsuits have been consolidated and are pending in federal court in Florida. In December 2015, the court dismissed the action in part. In November 2016, the court granted plaintiffs’ motion for class certification with respect to the pending claims. We have recorded $8.0 million in our consolidated financial statements as of March 31, 2017 related to this certified, consolidated matter based on developments during the quarter. The amount recorded reflects our assessment of the probable contribution Ocwen would make to a settlement and consists of an accrual of $18.0 million, net of $10.0 million expected insurance recoveries. If we are successful in defending ourselves against this matter, it is possible that our losses could be less than $8.0 million. It is also possible that we could incur losses that materially exceed the amount accrued, and the resolution of this matter could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss above amounts previously accrued.
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
As a result of the federal and state regulatory actions described below under “Regulatory”, and the impact on our stock price, several putative securities fraud class action lawsuits have been filed against Ocwen and certain of its officers that contain allegations in connection with Ocwen’s statements concerning its efforts to satisfy the evolving regulatory environment, and the resources it devoted to regulatory compliance. Additional lawsuits may be filed and, at this time, Ocwen is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with the resolution of these lawsuits or any potential impact they may have on us or our operations. Ocwen and the other defendants intend to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
On February 17, 2017, OFC, OLS and Homeward signed an agreement with two qui tam relators to settle the following previously disclosed litigation matters relating to claims under the False Claims Act: (the Fisher Cases). The settlement agreement, which was subsequently approved by the United States, contained no admission of liability or wrongdoing by Ocwen and provided for the payment of $15.0 million to the United States and $15.0 million for the private citizens’ attorneys’ fees and costs. We accrued $30.0 million in 2016 with respect to the settlement agreement. The $57.9 million accrual for litigation matters noted above included the $30.0 million accrual that existed as of March 31, 2017 for the Fisher Cases. We paid the settlement amount in April 2017.
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
In addition, a number of RMBS trustees have received notices of default alleging material failures by servicers to comply with applicable servicing agreements. Although Ocwen has not yet been sued by an RMBS trustee in response to a notice of default, there is a risk that Ocwen could be replaced as servicer as a result of said notices, that the trustees could take legal action on behalf of the trust certificateholders, or, under certain circumstances, that the investors who issue notices of default could seek to press their allegations against Ocwen, independent of the trustees. At present, one such group of affiliated investors sought to direct one trustee to bring suit against Ocwen. The trustee declined to bring suit, and the investors instead brought suit against Ocwen directly. Ocwen is vigorously defending itself in that action. We are unable at this time to predict what, if any, actions any trustee will take in response to a notice of default, nor can we predict at this time the potential loss or range of loss, if any, associated with the resolution of any notices of default or the potential impact on our operations. If Ocwen were to be terminated as servicer, or other related legal actions were pursued against Ocwen, it could have an adverse effect on Ocwen’s business, financing activities, financial condition and results of operations.
Regulatory
We are subject to a number of ongoing federal and state regulatory examinations, cease and desist orders, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions. Where we determine that a loss contingency is probable in connection with a regulatory matter and the amount of our loss can be reasonably estimated, we record an accrual for the loss. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to regulatory matters that materially exceed any accrued amount. Predicting the outcome of any regulatory matter is inherently difficult and we generally cannot predict the eventual outcome of any regulatory matter or the eventual loss, if any, associated with the outcome.
CFPB
On April 20, 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing platform and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of unfair, deceptive acts or abusive practices, as well as violations of specific laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. We believe we have factual and legal defenses to the CFPB’s allegations and intend to vigorously defend ourselves.
Prior to the CFPB instituting legal proceedings, we had been engaged with the CFPB in efforts to resolve the matter. We recorded $12.5 million as of December 31, 2016 as a result of these discussions. If we are successful in defending ourselves against the CFPB, it is possible that our losses could be less than $12.5 million. It is also possible that we could incur losses that materially exceed the amount accrued, and the resolution of the matters raised by the CFPB could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss above amounts previously accrued.
State Licensing, State Attorneys General and Other Matters
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as examinations as to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or ultimately a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition. In addition, we receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our loan origination and servicing businesses. We also regularly engage with state attorneys general and the CFPB and, on occasion, we engage with the Department of Justice on various matters, including responding to information requests and other inquiries. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs (and their conservator, FHFA), HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits. We have in the past resolved, and may in the future resolve, matters via consent orders or payment of monetary amounts to settle issues identified in connection with examinations or regulatory or other oversight activities.
On April 20, 2017 and subsequently, thirty state mortgage and banking regulatory agencies issued orders against OLS and certain other Ocwen companies. In general, the orders are styled as “cease and desist orders,” and we use that term to refer to all of the orders for ease of reference; we also include the District of Columbia regulator as a state regulator for ease of reference. All of the cease and desist orders apply to OLS, but additional Ocwen entities are named in some state orders, including Ocwen Financial Corporation, OMS, Homeward and Liberty. While each state’s cease and desist order is different, the orders generally prohibit a range of actions, including (1) acquiring new MSRs (17 states), (2) originating or acquiring new mortgage loans, where we would be the servicer (13 states), (3) originating or acquiring new mortgage loans (4 states) and (4) conducting foreclosure activities (2 states), among others. We intend to vigorously defend ourselves against unfounded claims while continuing to work with these regulatory agencies to resolve their concerns. We are currently working toward an agreement of an escrow account review plan to be conducted by an independent firm engaged by Ocwen. The independent firm would develop a statistically-based sample population, consistent with MMC guidelines (which would be substantially less than the entire loan population), as well as a possible targeted review of escrow accounts linked to certain loan categories. An agreement and implementation of an escrow review plan could be one aspect of a resolution of the cease and desist orders issued by the states described above. We have agreed with certain regulatory agencies, where necessary, to obtain delays or exceptions to the orders. Additionally, we have revised our operations, where necessary, so as to comply with the orders in the interim period while we attempt to negotiate resolutions. For example, in certain states, we are arranging to release servicing on new originations and we have paused our origination activities in two states. If we are unable to obtain timely resolutions in certain states, more serious consequences could result. For example, we could be required to transfer all of our mortgage servicing in Massachusetts and we could be required to cease mortgage servicing in Rhode Island. It is possible that the outcome of these state regulatory actions, whether through negotiated settlements or other resolutions, could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss related to these matters.
Certain of the state regulators’ cease and desist orders reference a confidential supervisory memorandum of understanding (MOU) that we entered into with the Multistate Mortgage Committee (MMC), a multistate coalition of various mortgage banking regulators, and six states relating to a servicing examination from 2013 to 2015. The MOU contained various provisions relating to servicing practices and safety and soundness aspects of the regulatory review, as a step toward closing the 2013-2015 examination. There were no monetary or other penalties under the MOU. Ocwen responded to the MOU items.
In April 2017, two state attorneys general took actions against us relating to our servicing practices. The Florida Attorney General filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. These claims are similar to the claims made by the CFPB. The Florida Attorney General’s lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 per confirmed violation of the applicable statute. As previously disclosed, the Massachusetts Attorney General had sent us a civil investigative demand requesting information relating to various aspects of our servicing practices, including lender-placed insurance and property preservation fees. Subsequently, the Massachusetts Attorney General filed a lawsuit against OLS in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to our servicing business, including with respect to our activities relating to lender-placed insurance and property preservation fees. The Massachusetts Attorney General’s lawsuit seeks injunctive and equitable relief, costs, and civil money penalties of $5,000 per confirmed violation of the applicable statute. We believe we have valid defenses to the claims made in both lawsuits and are vigorously defending ourselves in both of them. The outcome of these two lawsuits, whether through negotiated settlements in conjunction with other state settlements or otherwise, could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss related to these matters.
On occasion, we engage with the Department of Justice on various matters. For example, OLS received a letter from the Department of Justice, Civil Rights Division, notifying OLS that the Department of Justice had initiated a general investigation into OLS’s policies and procedures to determine whether violations of the Servicemembers Civil Relief Act by OLS might exist. The letter stated that at this point, the investigation is preliminary in nature and the Department of Justice has not made any determination as to whether OLS violated the act.
In April 2017, Ocwen received a subpoena from the Office of Inspector General of HUD requesting the production of documentation related to lender-placed insurance arrangements with a mortgage insurer and the amounts paid for such insurance. We understand that other servicers in the industry have received similar subpoenas. The subpoena consisted of a request for information but did not contain allegations against us.

New York Department of Financial Services
In December 2014, we entered into a consent order (the 2014 NY Consent Order) with the NY DFS as a result of an investigation relating to Ocwen’s servicing of residential mortgages. The 2014 NY Consent Order contained monetary and non-monetary provisions including the appointment of a third-party Operations Monitor to monitor various aspects of our operations and restrictions on our ability to acquire MSRs that effectively prohibit any such future acquisitions until we have satisfied certain specified conditions. We were also required to pay all reasonable and necessary costs of the Operations Monitor, and those costs were substantial.
On March 27, 2017, we entered into a consent order (the 2017 NY Consent Order) with the NY DFS that provided for (1) the termination of the engagement of the Operations Monitor on April 14, 2017, (2) a regulatory examination of our servicing business, following which the DFS would make a determination on whether the restrictions on our ability to acquire MSRs contained in the 2014 NY Consent Order should be eased and (3) certain reporting and other obligations, including in connection with matters identified in a final report by the Operations Monitor. In addition, if the NY DFS concludes that we have materially failed to comply with these obligations or otherwise finds that our servicing operations are materially deficient, the NY DFS may, among other things and in addition to its general authority to take regulatory action against us, require us to retain an independent consultant to review and issue recommendations on our servicing operations.
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
On February 17, 2017, OLS and two other subsidiaries, Ocwen Business Solutions, Inc. (OBS) and OFSPL, reached an agreement, in three consent orders (collectively, the 2017 CA Consent Order), with the CA DBO that terminated the 2015 CA Consent Order and resolved open matters between the CA DBO and OLS, OBS and OFSPL, including certain matters relating to OLS’ servicing practices and the licensed activities of OBS and OFSPL. The 2017 CA Consent Order does not involve any admission of wrongdoing by OLS, OBS or OFSPL. Additionally, we have certain reporting and other obligations under the 2017 CA Consent Order. If the CA DBO were to allege that we failed to comply with these obligations or otherwise were in breach of applicable laws, regulations or licensing requirements, it could take regulatory action against us.
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
For periods prior to 2016, the Office of Mortgage Settlement Oversight (OMSO) reports have detailed a number of instances where our testing has exceeded the applicable error rate threshold for a specific metric. Exceeding the metric error rate threshold for the first time does not result in a violation of the settlement, but rather it is deemed a “potential violation” which then is subject to a cure period following submission, approval and completion of a corrective action plan (CAP) to OMSO. Any further fails in the cure period or the quarter following that cure period would subject us to financial penalties. These penalties start at an amount of not more than $1.0 million for the first uncured violation and increase to an amount of not more than $5.0 million for the second uncured violation for certain metrics. In addition, in the event of substantial noncompliance with the settlement’s servicing standards, it is possible that a party to the settlement could bring an action to enforce the terms of the settlement and seek to impose on us a broader range of financial, injunctive or other penalties. OMSO has not yet released any reports relating to 2016 testing. Ocwen’s Internal Review Group’s analysis for 2016 has not found any instances for a tested metric where we exceeded the applicable error rate threshold, but this analysis has not been validated by any third party.
While, to date, our performance under the Ocwen National Mortgage Settlement has not resulted in financial or other penalties, if we are found to have breached the settlement terms, we could become subject to financial penalties or other regulatory action could be taken against us.
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
To the extent that an examination, monitorship, audit or other regulatory engagement results in an alleged failure by us to comply with applicable laws, regulations or licensing requirements, or if allegations are made that we have failed to comply with applicable laws, regulations or licensing requirements or the commitments we have made in connection with our regulatory settlements (whether such allegations are made through administrative actions such as cease and desist orders, through legal proceedings or otherwise) or if other regulatory actions of a similar or different nature are taken in the future against us, this could lead to (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or otherwise fund our operations and (viii) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition, liquidity and results of operations.
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
At March 31, 2017 and March 31, 2016, we had outstanding representation and warranty repurchase demands of $45.4 million UPB (249 loans) and $81.9 million UPB (408 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.

The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and similar indemnification obligations:

	For the Three Months Ended March 31,
	2017	2016
Beginning balance	$24,285	$36,615
Provision for representation and warranty obligations	(2,680)	(840)
New production reserves	181	152
Charge-offs and other (1)	(2,250)	(3,598)
Ending balance	$19,536	$32,329

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at March 31, 2017.
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Form 10-Q, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such uncertainties. You should bear these factors in mind when considering such statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements, and this may happen again. You should consider all uncertainties and risks discussed or referenced in this report, including those under “Forward-Looking Statements” and Item 1A, Risk Factors, as well as those discussed in our other reports and filings with the SEC, including those in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016 and our Current Reports on Form 8-K since such date.
OVERVIEW
We are a financial services company that services and originates loans. As of March 31, 2017, our residential servicing portfolio consisted of 1,353,956 loans with a UPB of $202.4 billion. We primarily originate, purchase, sell and securitize conventional and government-insured forward mortgage loans and reverse mortgages. In the first quarter of 2017, our lending business originated or purchased forward and reverse mortgage loans with a UPB of $840.5 million and $273.1 million, respectively.
Business Overview
We are a leader in the servicing industry in foreclosure prevention and loss mitigation that helps families stay in their homes and improves financial outcomes for investors. Our leadership in the industry is evidenced by our high cure rate for delinquent loans and above average rate of continuing performance by homeowners whose loans we have modified. Overall, Ocwen has completed over 735,000 loan modifications from January 1, 2008 through March 31, 2017.
As discussed in further detail under “Operations Summary” and “Segment Results of Operations” below, a key driver of our first quarter of 2017 operating results as compared to the first quarter of 2016, was a decline in expenses that was primarily driven by favorable fair value changes and lower legal and monitor expenses. This decrease in expenses more than offset a decrease in servicing revenue driven largely by normal portfolio runoff. We have continued to make progress in our efforts to improve financial results through our various cost improvement initiatives. Our servicing and lending segments were both profitable in the first quarter of 2017.
Our business continues to be impacted by regulatory actions, regulatory settlements and the current regulatory environment. We have faced, and expect to continue to face, heightened regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. For example, since April 20, 2017, the CFPB, thirty state mortgage and banking regulatory agencies and two state attorneys general have taken regulatory actions against us, as discussed in further detail below under “Recent Regulatory Actions.” We continue to work diligently to assess the implications of the regulatory environment in which we operate and to meet the requirements of the current environment. We devote substantial resources to regulatory compliance and to addressing regulatory actions and engagements, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our business, operating results and financial condition have been significantly impacted in recent periods by legal and other fees and settlement payments related to litigation and regulatory matters, including the costs of third-party monitoring firms under our regulatory settlements. To the extent we are unable to avoid, mitigate or offset similar expenses in future periods, our business, operating results and financial condition will continue to be adversely affected, even if we are successful in our ongoing efforts to optimize our cost structure and grow our revenue through investment in our lending business and new business ventures.
Our regulatory settlements with the NY DFS in December 2014 and the CA DBO in January 2015 have significantly limited our ability in recent periods to grow our servicing portfolio, which naturally decreases over time through portfolio runoff. In connection with a settlement reached in February 2017, the CA DBO restrictions have now been lifted. However, we are still subject to restrictions under the NY DFS consent order. In addition, as discussed further below under “Recent Regulatory Actions,” we currently anticipate that, if we are successful in coming to a negotiated resolution with some or all of the state regulatory agencies, we may continue to be restricted from acquiring MSRs for some additional period of time. If we are successful in removing regulatory restrictions on acquisitions of servicing, we would consider acquiring servicing if we view the purchase price and other terms to be attractive. We would also need to determine that such acquisitions were an appropriate use of our available capital at such time. Generally, we would benefit from economies of scale if we were able to increase the size of our servicing portfolio.
Our servicing revenues in recent years have benefited significantly from our participation in the Federal Government’s HAMP loan modification program. HAMP expired on December 31, 2016, although borrowers, who have requested assistance or to whom an offer of assistance has been extended as of that date, will have until September 30, 2017 to finalize their modification. Accordingly, even though we continue to receive certain trailing fees, such as HAMP success fees to the extent that a borrower remains current in any agreed-upon loan modification, we anticipate that our servicing revenues will be significantly and adversely affected by the expiration of the HAMP program. HAMP fees accounted for $21.0 million, or 7% of total servicing segment revenues in the first quarter of 2017, and $22.6 million, or 7% of total servicing segment revenues in the first quarter of 2016.
We anticipate that our future financial results and our financial condition will likely be impacted by the two factors discussed below, recent regulatory actions against us and our recent discussions with NRZ.
Recent Regulatory Actions
Significant recent regulatory developments impacting our business include the following:

•
On February 17, 2017, we entered into three consent orders (collectively, the 2017 CA Consent Order) with the CA DBO that terminated a 2015 consent order with the CA DBO, including terminating the engagement of an independent third-party auditor (the CA Auditor) and rescinding the prohibition on Ocwen acquiring MSRs for loans secured in California. The termination of the CA Auditorship will reduce Professional services expenses going forward.

•
On March 27, 2017, we entered into a consent order with the NY DFS that provided for the termination of the engagement of the third-party operations monitor and for a determination on whether the restrictions on acquisition of MSRs should be eased following completion of a scheduled servicing examination. The termination of the NY DFS monitorship will reduce Professional services expenses going forward.

•
On April 20, 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. We believe we have factual and legal defenses to the CFPB’s allegations and intend to vigorously defend ourselves. We have asked the federal court to consider making an early ruling that the CFPB is unconstitutional and the enforcement action should be dismissed for that reason. We also informed the district court that the Department of Justice recently stated its official conclusion that the CFPB is unconstitutionally structured, and so we asked the district court to invite the Department to participate in the legal briefing in our case.

•
On April 20, 2017, the Florida Attorney General filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. On April 28, 2017, the Massachusetts Attorney General filed an action against OLS in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to our servicing business. Ocwen strongly disputes the claims of these Attorneys General and intends to vigorously defend itself in these actions.

•
Since April 20, 2017, thirty state mortgage and banking regulatory agencies have taken regulatory action against us alleging breaches of various laws, regulations and licensing requirements, including those related to escrow administration and proper licensing of business activities. We intend to vigorously defend against unfounded claims while continuing to work with these regulatory agencies to resolve their concerns.

See Note 17 – Regulatory Requirements and Note 19 – Contingencies to the Unaudited Consolidated Financial Statements for additional information for further information regarding regulatory requirements, regulatory settlements and regulatory-related contingencies.
With respect to the actions of state regulatory agencies, we intend to vigorously defend against unfounded claims while continuing to work with the state regulatory agencies to resolve their concerns. We have agreed with certain regulatory agencies, where necessary, to obtain delays or exceptions to the orders. Additionally, we have revised our operations, where necessary, so as to comply with the orders in the interim period while we attempt to negotiate resolutions. For example, in certain states we are arranging to release servicing on new originations and we have paused our origination activities in two states. We have also paused foreclosure activity in two states, which currently impacts less than 150 mortgage loans. While we do not currently believe these limitations on our loan origination or servicing activities will have a material impact on our financial results if we can resolve these agencies’ concerns on a timely basis, we do expect our loan origination volumes to decline until such time as we reach resolution. We also expect that our legal expenses will increase and it is possible that our borrowing costs could also increase, among other factors. If we are unable to obtain timely resolutions in certain states, more serious consequences could result. For example, we could be required to transfer all of our mortgage servicing in Massachusetts and we could be required to cease mortgage servicing in Rhode Island. To the extent we are unable to reach a timely resolution with some or all of the state regulatory agencies or attorneys general or should the number or scope of the regulatory actions against us increase or expand, our business, reputation, financial condition, liquidity and results of operations could be adversely affected.
Recent NRZ Developments
On May 1, 2017, we announced we are working toward an agreement with NRZ that would convert NRZ’s existing Rights to MSRs to fully-owned MSRs and extend the term of our relationship for at least two years; the process of transferring legal ownership would be initiated as soon as possible upon execution of definitive agreements, which would include a new fixed term subservicing agreement. In effect, the new arrangement would convert the existing arrangement into a more traditional subservicing arrangement and involve upfront payments to Ocwen as MSRs transfer based on an amortized value of $425.0 million, depending on the time it takes to receive consents for MSR transfers. Conceptually, these upfront payments are a proxy for the net present value of the difference between higher future fees for servicing the mortgage loans under the existing agreements and the lower fees for servicing the mortgage loans under the new subservicing arrangement. Under the agreement, NRZ would also make an equity investment in Ocwen, acquiring newly-issued common shares equal to 4.9% of the outstanding shares post-issuance. Unless and until a definitive agreement is executed, Ocwen and NRZ will continue to operate under the existing Rights to MSRs agreements. There can be no assurance that a definitive agreement will be entered into with NRZ on the terms currently being discussed or at all.
We believe that these new arrangements will solidify and strengthen our relationship with NRZ by extending our relationship out to at least 2022 and by providing for NRZ to be further invested in our economic success through its equity stake. These new arrangements would also remove a level of uncertainty that exists in the marketplace concerning NRZ’s future intentions and ability to move servicing without us retaining our rights to be paid the servicing fees and other amounts payable under our agreements with NRZ. Under our existing agreements with NRZ, if a termination event exists, NRZ has the right to direct the transfer of servicing with respect to any affected servicing agreements to an appropriately licensed replacement servicer that obtains all required third-party consents without Ocwen retaining its economics. During our negotiations with NRZ, NRZ has informed us that its position is that a termination event has occurred under our agreements with NRZ because our current Moody’s servicer rating is allegedly below the threshold to trigger a termination event. NRZ has also informed us that it does not intend to take any action to transfer servicing without us retaining our economics, although it has reserved its rights. As Ocwen has previously publicly stated, Ocwen does not consider any termination event to have occurred based on Ocwen’s current servicer ratings. Hypothetically, even if a termination event had occurred, we believe that NRZ’s potential transfer rights would apply to only a small portion of the NRZ portfolio and a very small portion of Ocwen's overall portfolio because affected servicing agreements would need to contain a servicer rating event of default that was triggered in order to be “affected” under the terms of Ocwen’s agreements with NRZ. In such a scenario, based on existing rating agency servicer ratings, as of March 31, 2017, NRZ could exercise this potential right on approximately 9% of its Ocwen servicing portfolio, representing just 5% of Ocwen’s overall servicing portfolio. NRZ has informed Ocwen that it disagrees with Ocwen on this point and that its position is that it could transfer all of Ocwen’s servicing away from Ocwen if a termination event relating to a rating agency servicer rating has occurred without us retaining our economics. We are currently negotiating toward a definitive agreement with NRZ to implement these new arrangements.
Results of Operations and Financial Condition
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operation appearing in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Operations Summary
The following table presents summarized consolidated operating results for the three months ended March 31:

	2017	2016	% Change
Revenue
Servicing and subservicing fees	$272,502	$297,496	(8)%
Gain on loans held for sale, net	22,944	15,572	47
Other	26,418	17,689	49
Total revenue	321,864	330,757	(3)

Expenses
Compensation and benefits	91,801	96,249	(5)
Servicing and origination	67,907	95,692	(29)
Professional services	41,829	70,907	(41)
Technology and communications	27,347	26,869	2
Occupancy and equipment	17,749	24,745	(28)
Amortization of mortgage servicing rights	12,715	12,806	(1)
Other	17,035	1,389	n/m
Total expenses	276,383	328,657	(16)

Other income (expense)
Interest expense	(84,062)	(106,089)	(21)
Gain on sale of mortgage servicing rights, net	287	1,175	(76)
Other, net	7,796	689	n/m
Total other expense, net	(75,979)	(104,225)	(27)

Loss before income taxes	(30,498)	(102,125)	(70)
Income tax expense	2,125	9,076	(77)
Net loss	(32,623)	(111,201)	(71)
Net income attributable to non-controlling interests	(101)	(130)	(22)
Net loss attributable to Ocwen stockholders	$(32,724)	$(111,331)	(71)

Segment income (loss) before income taxes:
Servicing	$3,131	$(65,679)	(105)%
Lending	1,109	(579)	(292)
Corporate Items and Other	(34,738)	(35,867)	(3)
	$(30,498)	$(102,125)	(70)%
n/m: not meaningful

Three Months Ended March 31, 2017 versus 2016
Servicing and subservicing fees for the first quarter of 2017 were $25.0 million, or 8%, lower than the first quarter of 2016, primarily due to portfolio runoff. The average UPB and average number of assets in our residential portfolio declined 16% and 14%, respectively, as compared to the first quarter of 2016.
Gains on loans held for sale for the first quarter of 2017 increased $7.4 million, or 47%, as compared to the first quarter of 2016. Gains on loans held for sale from our lending operations increased $6.2 million, primarily as a result of higher volumes and improved margin rates in our reverse lending business.
Expenses were $52.3 million, or 16%, lower in the first quarter of 2017 as compared to the first quarter of 2016. MSR amortization and valuation adjustments (including both fair value adjustments and impairment charges), decreased $31.6 million, or 44%, as compared to the first quarter of 2016, principally due to a $28.6 million decrease in impairment charges related to our government insured MSRs and the effects of portfolio runoff. Monitor expenses decreased $25.7 million as compared to the first quarter of 2016 primarily as a result of reduced costs related to the CA Auditor, whose appointment was terminated in February 2017.
Excluding MSR amortization and valuation adjustments and monitor expenses, expenses were $5.0 million, or 2%, higher in the first quarter of 2017 than the first quarter of 2016. Other expense increased by $15.6 million - to $17.0 million - primarily due to a $6.1 million provision for losses on automotive dealer financing notes we recognized in the first quarter of 2017 and a $3.3 million increase in the provision for indemnification obligations. The loss provision recorded by the ACS business on its portfolio of automotive dealer financing notes was required principally because of the deterioration since December 31, 2016 in the credit quality of notes due from certain dealers. At March 31, 2017, due to the increase in the age of these notes, we have assumed that the notes due from these dealers are fully collateral-dependent, with no recoveries beyond estimated liquidation value of the remaining unsold inventory.
Servicing and origination expense, excluding MSR valuation adjustments, increased $3.7 million. Occupancy and equipment expense declined by $7.0 million, or 28%, largely because of the effect of the decline in the size of the servicing portfolio on various expenses, particularly postage and other delivery services, and the effect of consolidating facilities. Compensation and benefits expense declined $4.4 million, or 5%, as average headcount declined by 9%, including a 9% reduction in U.S.-based headcount. The decline in headcount occurred principally in our Servicing business where headcount declined by 11%, including a 19% reduction in the U.S. Professional services expense, excluding monitor expenses, was $3.4 million, or 8%, lower in the first quarter of 2017 as compared to the first quarter of 2016 due to a $2.9 million decline in consulting fees and other professional fees.
Interest expense for the first quarter of 2017 declined $22.0 million, or 21%, as compared to the first quarter of 2016 primarily due to declines in the value of the NRZ financing liability, principally as a result of runoff of the NRZ servicing portfolio, lower match funded liabilities consistent with the decline in servicing advances and the effect of the higher amortization of facility costs in the first quarter of 2016. In addition, interest expense for the first quarter of 2016 included $6.2 million of additional payments to NRZ to compensate it for certain increased costs associated with an earlier downgrade of our S&P servicer rating.
Although we incurred a pre-tax loss of $30.5 million for the first quarter of 2017, we recorded income tax expense of $2.1 million due to the mix of earnings among different tax jurisdictions with different statutory tax rates, which impacts the amount of the tax benefit or expense recorded. Finally, we recognized income tax expense related to uncertain tax positions. The overall effective tax rate for the first quarter of 2017 was (7)%, compared to (9)% for the first quarter of 2016. This change primarily resulted from a reduction in income tax expense related to uncertain tax positions in the first quarter of 2017 as compared to the first quarter of 2016.

Financial Condition Summary
The following table presents summarized consolidated balance sheet data at the dates indicated:

	March 31, 2017	December 31, 2016	% Change
Cash	$268,320	$256,549	5%
Mortgage servicing rights	1,010,518	1,042,978	(3)
Advances and match funded advances	1,599,598	1,709,846	(6)
Loans held for sale	339,153	314,006	8
Loans held for investment, at fair value	3,916,387	3,565,716	10
Other	729,168	766,568	(5)
Total assets	$7,863,144	$7,655,663	3%

Total assets by segment:
Servicing	$3,157,083	$3,312,371	(5)%
Lending	4,248,844	3,863,862	10
Corporate Items and Other	457,217	479,430	(5)
	$7,863,144	$7,655,663	3%

Financing liabilities	4,295,408	4,012,812	7
Match funded liabilities	1,215,212	1,280,997	(5)%
SSTL and other secured borrowings, net	738,447	678,543	9
Senior notes, net	346,929	346,789	—
Other	643,714	681,239	(6)
Total liabilities	$7,239,710	$7,000,380	3%

Total liabilities by segment:
Servicing	$2,238,790	$2,369,697	(6)%
Lending	4,156,394	3,785,974	10
Corporate Items and Other	844,526	844,709	—
	$7,239,710	$7,000,380	3%

Total equity	$623,434	$655,283	(5)%
Changes in the composition and balance of our assets and liabilities during the three months ended March 31, 2017 are principally attributable to Loans held for investment and Financing liabilities, which increased as a result of our reverse mortgage securitizations accounted for as secured financings. Match funded liabilities declined consistent with lower advances and match funded advances on a declining servicing portfolio. Total equity declined as a result of the net loss we incurred for the three months ended March 31, 2017.
SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Lending - as well as a Corporate Items and Other segment. While our expense allocation methodology for the current period is consistent with that used in prior periods presented, during the first quarter of 2017, we moved certain functions which had been associated with corporate cost centers to our Lending and Servicing segments because these functions align more closely with those segments. As applicable, the results of operations for the first quarter of 2016 have been recast to conform to the current period presentation. As a result of these changes, income before income taxes for the Lending segment decreased by $2.6 million while loss before income taxes for the Servicing segment decreased by the same amount for the three months ended March 31, 2016.

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
Because the majority of our loan modifications have been in connection with the HAMP loan modification program, its expiration on December 31, 2016, will significantly, and adversely, affect our servicing revenue and the financial performance of our servicing segment in future periods if we are unable to replace HAMP with other modification programs. We estimate the balance of deferred servicing fees related to delinquent borrower payments was $357.7 million and $380.2 million, respectively, at March 31, 2017 and December 31, 2016. We are contractually obligated to remit to NRZ all deferred servicing fees collected in connection with MSRs underlying Rights to MSRs. However, under our agreements with NRZ, in addition to base servicing fees, we are entitled to performance fees that increase to the extent we collect deferred servicing fees. As such, the majority of the deferred servicing fees collected are recognized by us as additional revenue without a corresponding increase in interest expense related to the NRZ financing liability.
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
HUD Note Sales
We participate in HUD’s asset sale programs for non-performing loans insured by FHA (HUD Note Sales), the majority of which are associated with the Aged Delinquent Portfolio Loan Sale (ADPLS) program. HUD Note Sales programs are alternatives to the normal conveyance claim process in which a servicer must complete the foreclosure process and then convey the vacant, and potentially rehabilitated, home to FHA. Under each sale, the assignment of the loan to HUD by the servicer accelerates the receipt of claim proceeds by the servicer, significantly shortening the foreclosure and claim timelines and reducing related servicer expenses. HUD accepts and pools the resulting uninsured loans for resale through an auction process. The cancellation of the FHA insurance by HUD and sale of the uninsured loan delays the foreclosure process and gives the borrower more time and another chance to avoid foreclosure, options that may not have been feasible while the loans were insured. ADPLS differs from other HUD loan sale programs, in which Ocwen has participated on a smaller scale, in that the loans targeted for approval are over three years delinquent. There have been no new HUD Note Sales announced in 2017, but we would expect to participate if or when available.
Similar to other servicers, we are the subject of mortgage servicer ratings or rankings (collectively, ratings) issued and revised from time to time by rating agencies including Moody’s, Morningstar, S&P and Fitch. Favorable ratings from these agencies are important to the conduct of our loan servicing and lending businesses.
The following table summarizes our key ratings by these rating agencies:

	Moody’s	Morningstar	S&P	Fitch
Residential Prime Servicer	SQ3-	MOR RS3	Average	RPS3-
Residential Subprime Servicer	SQ3-	MOR RS3	Average	RPS3-
Residential Special Servicer	SQ3-	MOR RS3	Average	RSS3-
Residential Second/Subordinate Lien Servicer	SQ3-	—	Average	RPS3-
Residential Home Equity Servicer	—	—	—	RPS3-
Residential Alt A Servicer	—	—	—	RPS3-
Master Servicing	SQ3	—	Average	RMS3-
Ratings Outlook	N/A	Positive	Stable	Negative

Date of last action	April 24, 2017	April 25, 2017	August 9, 2016	April 25, 2017
In addition to servicer ratings, each of the rating agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised.” S&P’s servicer ratings outlook for Ocwen is stable in general and its outlook for master servicing is positive. Fitch Ratings changed the servicer ratings Outlook to Negative from Stable on April 25, 2017. Moody’s placed the servicer ratings on Review for Downgrade on April 24, 2017. Morningstar changed its forecast to On Alert from Positive on April 25, 2017.
Failure to maintain minimum servicer ratings could adversely affect our ability to sell or fund servicing advances going forward, could affect the terms and availability of debt financing facilities that we may seek in the future, and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings. In addition, a termination event under our existing agreements with NRZ could be triggered if our current residential primary servicer ratings for subprime loans with S&P, Moody’s or Fitch are downgraded, which would give NRZ the right to direct the transfer of servicing with respect to any affected servicing agreements to an appropriately licensed replacement servicer that obtains all required third-party consents without Ocwen retaining its economics. As discussed above, we are currently in the process of negotiating new arrangements with NRZ.

The following table presents the results of operations of our Servicing segment for the three months ended March 31. The amounts presented are before the elimination of balances and transactions with our other segments:

	2017	2016	% Change
Revenue
Servicing and subservicing fees:
Residential	$270,551	$295,858	(9)%
Commercial	2,254	1,783	26
	272,805	297,641	(8)
Gain (loss) on loans held for sale, net	168	(853)	(120)
Other	11,046	10,639	4
Total revenue	284,019	307,427	(8)

Expenses
Compensation and benefits	41,122	50,126	(18)
Servicing and origination	62,215	92,974	(33)
Professional services	19,883	33,503	(41)
Technology and communications	12,273	15,460	(21)
Occupancy and equipment	12,348	20,551	(40)
Amortization of mortgage servicing rights	12,643	12,725	(1)
Other	56,429	48,978	15
Total expenses	216,913	274,317	(21)

Other income (expense)
Interest income	87	(147)	(159)
Interest expense	(67,351)	(96,474)	(30)
Gain on sale of mortgage servicing rights, net	287	1,175	(76)
Other, net	3,002	(3,343)	(190)
Total other expense, net	(63,975)	(98,789)	(35)

Income (loss) before income taxes	$3,131	$(65,679)	(105)%

The following tables provide selected operating statistics at or for the three months ended March 31:

	2017	2016	% Change
Residential Assets Serviced at March 31
Unpaid principal balance (UPB):
Performing loans (1)	$180,776,877	$206,279,041	(12)%
Non-performing loans	17,597,841	25,600,505	(31)
Non-performing real estate	3,994,296	5,201,490	(23)
Total	$202,369,014	$237,081,036	(15)%

Conventional loans (2)	$58,602,462	$72,791,181	(19)%
Government-insured loans	22,713,860	24,944,465	(9)
Non-Agency loans	121,052,692	139,345,390	(13)
Total	$202,369,014	$237,081,036	(15)%

Percent of total UPB:
Servicing portfolio	41%	41%	—%
Subservicing portfolio	2	3	(33)
NRZ (3)	56	56	—
Non-performing assets	11	13	(15)

Count:
Performing loans (1)	1,244,813	1,397,702	(11)%
Non-performing loans	88,685	126,165	(30)
Non-performing real estate	20,458	27,100	(25)
Total	1,353,956	1,550,967	(13)%

Conventional loans (3)	344,293	413,455	(17)%
Government-insured loans	166,585	181,030	(8)
Non-Agency loans	843,078	956,482	(12)
Total	1,353,956	1,550,967	(13)%

Percent of total count:
Servicing portfolio	39%	39%	—%
Subservicing portfolio	2	3	(33)
NRZ (3)	58	58	—
Non-performing assets	8	10	(20)

	2017	2016	% Change
Residential Assets Serviced for the Three Months Ended March 31
Average UPB:
Servicing portfolio	$84,197,052	$98,990,262	(15)%
Subservicing portfolio	4,237,038	10,049,109	(58)
NRZ (3)	116,848,651	134,958,899	(13)
Total	$205,282,741	$243,998,270	(16)%

	2017	2016	% Change
Prepayment speed (average CPR)	14%	13%	8%
% Voluntary	79	77	3
% Involuntary	21	23	(9)
% CPR due to principal modification	2	2	—

Average count:
Servicing portfolio	535,788	620,460	(14)%
Subservicing portfolio	30,679	62,103	(51)
NRZ (3)	805,146	906,267	(11)
	1,371,613	1,588,830	(14)%

Residential Servicing and Subservicing Fees for the Three Months Ended March 31
Loan servicing and subservicing fees:
Servicing	$66,405	$75,470	(12)%
Subservicing	3,520	7,239	(51)
NRZ	147,311	162,129	(9)
	217,236	244,838	(11)
HAMP fees	20,971	22,622	(7)
Late charges	16,708	18,525	(10)
Loan collection fees	6,308	7,119	(11)
Other	9,328	2,754	239
	$270,551	$295,858	(9)%

Interest Expense on NRZ/HLSS Financing Liability (4)
Servicing fees collected on behalf of NRZ/HLSS	$147,311	$162,129	(9)%
Less: Subservicing fee retained by Ocwen	79,154	84,370	(6)%
Net servicing fees remitted to NRZ/HLSS	68,157	77,759	(12)%
Less: Reduction in financing liability	16,999	18,201	(7)%
Interest expense on NRZ/HLSS financing liability	$51,158	$59,558	(14)%

Number of Completed Modifications
HAMP	8,948	7,699	16%
Non-HAMP	9,447	8,905	6
Total	18,395	16,604	11%

	2017	2016	% Change
Financing Costs
Average balance of advances and match funded advances	$1,647,852	$2,103,995	(22)%
Average borrowings
Match funded liabilities	1,243,155	1,570,931	(21)
Financing liabilities	568,025	685,364	(17)
Other secured borrowings	25,136	422,829	(94)
Interest expense on borrowings
Match funded liabilities	12,727	18,174	(30)
Financing liabilities	52,972	67,707	(22)
Other secured borrowings	416	9,333	(96)
Effective average interest rate
Match funded liabilities	4.10%	4.63%	(11)
Financing liabilities (4)	37.30	39.52	(6)
Other secured borrowings	6.62	8.83	(25)
Facility costs included in interest expense	$1,597	$8,675	(82)
Discount amortization included in interest expense	—	206	(100)
Average 1-month LIBOR	0.83%	0.43%	93

Average Employment
India and other	5,583	6,167	(9)%
U. S.	1,253	1,540	(19)
Total	6,836	7,707	(11)%

Collections on loans serviced for others	$9,280,536	$9,653,475	(4)%

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Conventional loans include 159,304 and 191,455 prime loans with a UPB of $29.1 billion and $36.9 billion at March 31, 2017 and March 31, 2016, respectively, that we service or subservice.

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

(4)
The effective average interest rate on the financing liability that we recognized in connection with the sales of Rights to MSRs to NRZ is 43.64% and 49.31% for the three months ended March 31, 2017 and 2016, respectively. Interest expense on financing liabilities for the three months ended March 31, 2016 included $6.2 million of fees incurred in connection with our agreement to compensate NRZ through June 2016 for certain increased costs associated with its servicing advance financing facilities that were the direct result of a downgrade of our S&P servicer rating in 2015.

The following table provides information regarding the changes in our portfolio of residential assets serviced or subserviced:

	Amount of UPB		Count
	2017	2016	2017	2016
Portfolio at January 1	$209,092,130	$250,966,112	1,393,766	1,624,762
Additions	1,403,213	1,531,715	6,675	7,969
Sales	(52,162)	(34,643)	(260)	(126)
Servicing transfers	(220,169)	(6,745,819)	(1,253)	(34,506)
Runoff	(7,853,998)	(8,636,329)	(44,972)	(47,132)
Portfolio at March 31	$202,369,014	$237,081,036	1,353,956	1,550,967
Three Months Ended March 31, 2017 versus 2016
The key driver of our servicing segment operating results, as compared to the first quarter of 2016, was a $57.4 million, or 21% decline in total expenses, which more than offset the $25.3 million, or 9% decline in total residential servicing and subservicing fee revenue driven by a decline in the average UPB and average number of assets in our residential servicing and subservicing portfolio due to runoff of the portfolio.
Total completed modifications increased 11% as compared to the first quarter of 2016. The increase in modification volume is primarily attributed to the streamlined HAMP program, which began in the second quarter of 2016. The portion of modifications completed under HAMP (including streamlined HAMP) as a percentage of total modifications increased to 49% in the first quarter of 2017 as compared to 46% for the first quarter of 2016 in spite of the expiration of the HAMP program on December 31, 2016. Borrowers who had requested assistance or to whom an offer of assistance had been extended as of that date have until September 30, 2017 to finalize their modification. We recognized revenue of $39.2 million and $42.0 million during the first quarter of 2017 and 2016, respectively, in connection with loan modifications. Modification related revenue declined, despite an increase in completed modifications, due to lower levels of delinquencies on completed modifications and lower incentive fees paid on previously modified loans that continue to perform (HAMP success fees). HAMP success fees can be earned for up to three years after a successful modification, but were only available through earlier HAMP programs for which there have been fewer new modifications to replace those where we no longer earn incentive payments despite the continued good standing of the loan.
Expenses were $57.4 million, or 21%, lower in the first quarter of 2017 as compared to the first quarter of 2016. A 19% reduction in average U.S.-based headcount and the migration of certain operations offshore, where we believe we realize cost efficiencies while maintaining operational effectiveness, enabled reductions in Compensation and benefits expense of $9.0 million, or 18%.
Servicing and origination expense, excluding MSR valuation adjustments, increased only $0.8 million, or 2% in the first quarter of 2017 as compared to the first quarter of 2016.
MSR amortization and valuation adjustments (including both fair value adjustments and impairment charges) decreased $31.6 million due to a decrease in impairment charges related to our government insured MSRs and the effects of portfolio runoff. Increasing interest rates typically result in decreased prepayment activity for MSRs, which generally increases the value of our MSRs as the underlying loans prepay slower. We recognized impairment charges of $1.4 million and $30.0 million on our government-insured MSRs during the first quarter of 2017 and 2016, respectively, reflecting higher interest rates as compared to the first quarter of 2016.
Occupancy and equipment expense declined $8.2 million largely because of the effect of the decline in the average number of assets in our servicing portfolio and various cost improvement initiatives on various expenses, principally the cost of postage and other delivery services. Professional services expense declined $13.6 million largely due to a $10.4 million decline in legal expenses that was principally the result of expenses incurred during the first quarter of 2016 in connection with our defense of various legal proceedings, primarily the now-settled Fisher matter.
Technology and communication expense declined by $3.2 million. However, this decline was more than offset by an increase of $5.5 million in technology allocations, which are part of the costs charged through corporate overhead allocations. Excluding technology allocations, costs charged through corporate overhead allocations (which are included in Other expense) declined $1.2 million.
Interest expense declined by $29.1 million, or 30%, in the first quarter of 2017 compared to the first quarter of 2016 primarily due to reductions in interest expense related to the NRZ financing liability, the December 2016 transfer of the SSTL from Servicing to Corporate Items and Other when we entered into an amended and restated SSTL facility agreement, and lower match funded liabilities and related commitment fees. The payment of servicing fees to NRZ less subservicing fees retained by us is recognized as interest expense on the NRZ financing liabilities. This interest expense decreased by $14.6 million, principally because of the decline in the average UPB of the NRZ servicing portfolio due to runoff and because of improvements in the ratio of advances to UPB, which impacts the amount of performance fees paid to Ocwen. In addition, interest expense for the first quarter of 2016 includes $6.2 million of fees in connection with our agreement to compensate NRZ/HLSS for certain increased costs associated with its servicing advance financing facilities that were the direct result of a previous downgrade of our S&P servicer rating. The decline in match funded liabilities was consistent with the decline in servicing advances on our smaller servicing portfolio.
During the first quarter of 2017, we recognized net gains of $0.3 million in Other income on the sale of Agency and non-Agency MSRs relating to loans with a UPB of $52.2 million. Other income for the first quarter of 2016 includes net gains of $1.2 million recognized on the sale of Agency MSRs relating to loans with a UPB of $34.5 million.
Lending
While we expect our loan origination volumes to decline until such time as we reach resolution with respect to the recent actions of state regulatory agencies, we are working to increase the scale and breadth of our Lending business. Although the slowing of the HARP program presents a challenge, we are focused on increasing conversion rates (i.e., recapture) on our existing servicing portfolio and expanding our geographic footprint through growing our wholesale origination businesses. Building the sales and operations capacity to meet this need is a goal for the business, as well as investment in the development of our Loan Operating System (LOS) and the continued use of process improvements to drive productivity.
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
We originate and purchase conventional and government-insured forward mortgage loans through our forward lending operations. Reverse mortgages are originated and purchased through our reverse lending operations under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae HMBS program. We have originated HECM loans under which the borrowers have additional borrowing capacity of $1.3 billion at March 31, 2017. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these Future Value draws. We recognize this Future Value over time as future draws are securitized or sold. At March 31, 2017, unrecognized Future Value is estimated to be $66.5 million. We use a third-party valuation expert to determine Future Value based on the net present value of the estimated future cash flows of the loans, utilizing a discount rate of 12% and projected performance assumptions in line with historical experience and industry benchmarks.
Loans are acquired through three primary channels: correspondent lender relationships, broker relationships (wholesale) and directly with mortgage customers (retail). Per-loan margins vary by channel, with correspondent typically being the lowest margin and retail the highest margin. Given this margin profile, we are emphasizing retail and wholesale channel origination in our forward lending business.
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

The following table presents the results of operations of the Lending segment for the three months ended March 31. The amounts presented are before the elimination of balances and transactions with our other segments:

	2017	2016	% Change
Revenue
Gain on loans held for sale, net
Forward loans	$11,361	$13,059	(13)%
Reverse loans	11,297	3,444	228
	22,658	16,503	37
Other	8,088	6,782	19
Total revenue	30,746	23,285	32

Expenses
Compensation and benefits	18,965	16,684	14
Servicing and origination	4,261	2,643	61
Professional services	342	155	121
Technology and communications	780	1,318	(41)
Occupancy and equipment	1,149	1,123	2
Amortization of mortgage servicing rights	72	81	(11)
Other	3,763	2,374	59
Total expenses	29,332	24,378	20

Other income (expense)
Interest income	2,748	3,611	(24)
Interest expense	(3,284)	(3,448)	(5)
Other, net	231	351	(34)
Other income (expense), net	(305)	514	(159)

Income (loss) before income taxes	$1,109	$(579)	(292)%

The following table provides selected operating statistics for our Lending segment at or for the three months ended March 31:

	2017	2016	% Change
Loan Production by Channel
Forward loans
Correspondent	$297,245	$352,473	(16)%
Wholesale	361,888	355,880	2
Retail	181,400	79,779	127
	$840,533	$788,132	7%

% HARP production	5%	7%	(29)%
% Purchase production	34	33	3
% Refinance production	66	67	(1)

Reverse loans
Correspondent	$163,549	$91,784	78%
Wholesale	79,553	67,701	18
Retail	29,975	31,671	(5)
	$273,077	$191,156	43%
Three Months Ended March 31, 2017 versus 2016
Total revenue increased by $7.5 million or 32% in first quarter of 2017 as total loan production increased by $134.3 million, or 14%. The $6.2 million, or 37% increase in Gains on loans held for sale, net is largely attributed to improved margin rates in our reverse lending business. This was partially offset by lower gains in the forward lending business due to lower retail margin rates substantially offset by higher retail volume, and lower correspondent volume and lower correspondent margin rates.
Other revenue increased $1.3 million, or 19%, in the first quarter of 2017 primarily as a result of an increase in the excess of changes in the fair value of our HECM loans held for investment over changes in the fair value of the HMBS financing liability.
Total expenses increased $5.0 million, or 20%, in the first quarter of 2017. Compensation and benefits expense increased $2.3 million, or 14%, primarily due to increased staffing for continued expansion of our retail channel, development of our proprietary LOS and transition of certain functions previously performed by third parties. Servicing and origination expenses generally are largely variable and fluctuate in line with our production volume. Direct acquisition costs are offset by origination fee income that is included in Other revenue. The increase in Other expenses in the first quarter of 2017 was driven primarily by a $2.7 million increase in the provision for indemnification obligations due to a $3.1 million reversal of the liability in the first quarter of 2016.
Interest income consists primarily of interest earned on newly originated and purchased loans prior to sale to investors. Interest income is offset by interest expense incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
Corporate Items and Other
Corporate Items and Other includes revenues and expenses of ACS, CRL and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, interest expense on corporate debt and certain corporate expenses. Our cash balances are included in Corporate Items and Other.
ACS provides short-term inventory-secured loans to independent used car dealers to finance their inventory. In addition, Ocwen formed CRL, our wholly-owned captive reinsurance subsidiary, and entered into a quota share re-insurance agreement effective in 2016 with a third-party insurer related to coverage on foreclosed real estate properties owned or serviced by us.
Portions of interest income and interest expense are allocated to the Servicing and Lending segments, including interest earned on cash balances and short-term investments and interest incurred on corporate debt. Expenses incurred by corporate support services are also allocated to the Servicing and Lending segments.

The following table presents the results of operations of Corporate Items and Other for the three months ended March 31. The amounts presented are before the elimination of balances and transactions with our other segments:

	2017	2016	% Change
Revenue	$7,099	$45	n/m

Expenses
Compensation and benefits	31,714	29,439	8
Servicing and origination	1,431	75	n/m
Professional services	21,604	37,249	(42)
Technology and communications	14,294	10,452	37
Occupancy and equipment	4,252	3,071	38
Other	14,632	3,666	299
Total expenses before corporate overhead allocations	87,927	83,952	5
Corporate overhead allocations
Servicing segment	(56,806)	(52,465)	8
Lending segment	(983)	(1,525)	(36)
Total expenses	30,138	29,962	1

Other income (expense), net
Interest income	928	726	28
Interest expense	(13,427)	(6,167)	118
Other	800	(509)	(257)
Other expense, net	(11,699)	(5,950)	97

Loss before income taxes	$(34,738)	$(35,867)	(3)%
n/m: not meaningful
Three Months Ended March 31, 2017 versus 2016
The $7.1 million increase in revenue is due to $6.4 million of premiums generated by CRL in the first quarter of 2017 under the quota share reinsurance agreement with a third-party insurer effective in the second quarter of 2016.
The $4.0 million, or 5%, increase in expenses before allocations is primarily due to our in-sourcing of technology infrastructure and facilities functions and our investment in new business ventures, resulting in increases of $2.3 million in Compensation and benefits expense and $3.8 million in Technology and communications expense. Additionally, Servicing and origination expense increased due to $1.4 million of reinsurance commissions incurred in the first quarter of 2017 in connection with the reinsurance agreement executed by CRL. Other expense for the first quarter of 2017 includes the provision for losses on ACS automotive dealer financing notes of $6.1 million principally as a result of the deterioration in credit quality of notes due from certain dealers. At March 31, 2017, due to the increase in the age of these notes, we have assumed that the notes due from these dealers are fully collateral-dependent, with no recoveries beyond estimated liquidation value of the remaining unsold inventory.
Offsetting these increases in expenses was a $15.6 million decline in Professional services expense, which resulted from a $25.7 million decrease in regulatory monitoring costs offset in part by an $8.6 million increase in legal fees and settlements.
Interest expense in the first quarter of 2017 increased by $7.3 million, or 118%, primarily as a result of our transfer of the SSTL from Servicing to Corporate Items and Other when we entered into an amended and restated SSTL facility agreement in December 2016. In addition, also in December 2016, we exchanged $346.9 million of 6.625% Senior Unsecured Notes due 2019 for a like amount of 8.375% Senior Second Lien Notes due 2022.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At March 31, 2017, our cash position was $268.3 million compared to $256.5 million at December 31, 2016. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts. Our priorities for deployment of excess cash are: (1) supporting our core servicing and lending businesses and investing in these core assets, (2) reducing corporate leverage, (3) reducing revolving lines of credit in order to reduce interest expense and (4) expanding into similar or complementary businesses that meet our return on capital requirements.
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
Borrowings under our advance financing facilities are incurred by special purpose entities (SPEs) that we consolidate because we have determined that Ocwen is the primary beneficiary of the SPE. We transfer the financed advances to the SPEs, and the SPEs issue debt supported by collections on the transferred advances. Holders of the debt issued by the SPEs have recourse only to the assets of the SPEs for satisfaction of the debt. In connection with our sale of servicing advances to these advance financing SPEs and to NRZ in connection with the Rights to MSRs, we make certain representations, warranties and covenants primarily related to the nature of the transferred advance receivables, our financial condition and our servicing practices.
Advances and match funded advances comprised 20% of total assets at March 31, 2017. Our borrowings under our advance financing facilities are secured by pledges of servicing advances that are sold to the related SPE and by cash held in debt service accounts.
Although there has been no change in the maximum borrowing capacity under our advance financing facilities since December 31, 2016, available borrowing capacity has increased by $84.8 million to $358.8 million at March 31, 2017 from $274.0 million at December 31, 2016. This increase occurred largely because of the decline in advances. Our ability to continue to pledge collateral under our advance financing facilities depends on the performance of the advances, among other factors. At March 31, 2017, none of the available borrowing capacity could be used based on the amount of available collateral.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. These warehouse facilities are structured as repurchase or participation agreements under which ownership of the loans is temporarily transferred to the lender. The loans are transferred at a discount, or haircut, which serves as the primary credit enhancement for the lender. Currently, all of our master repurchase and participation agreements have maximum terms of 364-days. The funds are typically repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days. At March 31, 2017, we had total borrowing capacity under our warehouse facilities of $760.0 million. Of the borrowing capacity extended on a committed basis, $144.3 million was available at March 31, 2017, and $0.8 million could be used based on the amount of eligible collateral that had been pledged. Uncommitted amounts ($197.3 million at March 31, 2017) are advanced solely at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
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
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock, transferring assets or making loans, investments or acquisitions. As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control.

Covenants and default provisions of this type are commonly found in debt agreements such as ours. Certain of these covenants and default provisions are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that we are in compliance with the qualitative and quantitative covenants in our debt agreements as of the date this Quarterly Report on Form 10-Q is filed with the SEC.
We continue to assess the impact of the recent regulatory actions taken against us by the CFPB, thirty state mortgage and banking regulatory agencies and two state attorneys general, including with respect to the potential of these actions to impact adversely our liquidity and capital resources. We have revised our operations, where necessary, so as to comply with the orders in the interim period while we attempt to negotiate resolutions. While we do not currently believe the limitations resulting from these regulatory actions on our loan origination or servicing activities will have a material impact on our financial results if we can resolve these agencies’ concerns on a timely basis, we do expect our loan origination volumes to decline, at least in the short term, and our legal expenses to increase. We have also adjusted aspects of our originations funding strategy to align with lower expected origination volumes and an indication from one reverse mortgage lender that it does not currently intend to fund its uncommitted amount of $110.0 million above $20.0 million. We do not consider these operational adjustments to be significant, as we believe we have appropriate workarounds and we continue to believe that we can continue to operate our lending business with the same basic strategy and objectives during this interim period without a material impact on our liquidity and capital resources. If we are unable to obtain timely resolutions, more serious consequences could result, which could result in material and adverse impacts on our strategy, liquidity and capital resources, including those outlined in Item 1A, Risk Factors.
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
In assessing our liquidity outlook, our primary focus is on six measures:

•	Business financial projections for revenues, costs and net income;

•	Requirements for maturing liabilities compared to amounts generated from maturing assets and operating cash flow;

•	Projected future sales of MSRs and the reimbursement of related servicing advances;

•	The change in advances and match funded advances compared to the change in match funded liabilities and available borrowing capacity;

•	Projected future originations and purchases of forward and reverse mortgage loans as well as automobile dealer floor plan loans; and

•	Projected funding requirements of new business initiatives.
We have considered the impact of financial projections on our liquidity analysis and have evaluated the appropriateness of the key assumptions in our forecast such as revenues, expenses, our assessment of the likely impact of recent regulatory actions, recurring and nonrecurring costs and sales of MSRs and other assets. We have analyzed our cash requirements and financial obligations. Based upon these evaluations and analyses, we believe that we have sufficient liquidity to meet our obligations and fund our operations for the next twelve months.
We are required to maintain certain minimum levels of cash under our debt agreements and in the ordinary course, portions of our cash balances are held in our non-U.S. subsidiaries. This means that we would have to repatriate that cash, potentially with tax consequences and in compliance with applicable laws, should we wish to utilize that cash in the U.S.
The revolving periods of our advance financing facilities end during 2017 for variable funding notes with a total borrowing capacity of $655.0 million and $296.2 million of outstanding borrowings at March 31, 2017. In the event we are unable to renew, replace or extend the revolving period of one or more of these advance financing facilities, monthly amortization of the outstanding balance must generally begin at the end of the respective 364-day revolving period. In addition, we would be required to begin amortizing our two-year term notes with a borrowing capacity of $400.0 million if we do not renew, replace or extend these notes during 2017.
Similarly, all of our master repurchase and participation agreements for financing new loan originations have 364-day terms. At March 31, 2017, we had $225.8 million outstanding under these financing arrangements that mature in 2017.
We believe that we will be able to renew, replace or extend our debt agreements before or as they become due, consistent with our historical experience.
We remain actively engaged with our lenders, and recent financing developments so far in 2017 include the following:

•	On February 24, 2017, we executed a $200.0 million warehouse facility to replace an existing facility of the same size and with the same lender maturing in February 2018.

•
On February 24, 2017 and on March 17, 2017, we executed two match funded lending agreements under which we can borrow up to $50.0 million each to finance the automotive dealer loans made by our ACS business. We may from time to time request increases in the maximum borrowing capacity under these agreements to a maximum of $100.0 million each.

•	On April 25, 2017, we extended to April 30, 2018 the maturity of two warehouse facilities with a combined uncommitted borrowing capacity of $250.0 million.
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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	B3	Review for Downgrade	Apr. 21, 2017
S&P	B-	Negative	Apr. 20, 2017
Fitch	B–	Rating Watch Negative	Apr. 24, 2017
Kroll Bond Rating Agency	CCC	Watch Downgrade	Apr. 20, 2017
On April 20, 2017, S&P downgraded our long-term corporate rating to “B-” and placed our ratings on CreditWatch with Negative implications. Kroll Bond Rating Agency downgraded our corporate ratings to CCC and placed our ratings on Watch Downgrade status. On April 21, 2017, Moody’s placed our corporate rating on Review for Downgrade. On April 24, 2017, Fitch placed our ratings on Rating Watch Negative. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
Cash Flows
Our operating cash flow is primarily impacted by operating results, changes in our servicing advance balances, the level of mortgage loan production and the timing of sales and securitizations of mortgage loans. We classify proceeds from the sale of servicing advances, including advances sold in connection with the sale of MSRs, as investing activity. We classify changes in HECM loans held for investment as investing activity and changes in the related HMBS secured financing as financing activity.
Cash flows for the three months ended March 31, 2017
Our operating activities provided $85.7 million of cash largely due to $106.0 million of net collections of servicing advances. Net cash paid on loans held for sale was $63.6 million for the three months ended March 31, 2017.
Our investing activities used $275.0 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $266.8 million, net cash outflows of $2.0 million in connection with our ACS business and additions to premises and equipment of $5.3 million. Cash inflows include the receipt of $1.8 million of net proceeds from the sale of MSRs and related advances.
Our financing activities provided $201.1 million of cash. Cash inflows include $306.7 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $75.1 million. In addition, we increased borrowings under our mortgage warehouse facilities used to fund loan originations by $63.3 million. Cash outflows include $65.8 million of net repayments on match funded liabilities as a result of advance recoveries, and $4.2 million of repayments on the SSTL.
Cash flows for the three months ended March 31, 2016
Our operating activities provided $140.9 million of cash largely due to $109.1 million of net collections of servicing advances. Net cash paid on loans held for sale during the three months ended March 31, 2016 was $45.6 million.
Our investing activities used $183.0 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $216.8 million and additions to premises and equipment of $19.8 million. Cash inflows for the three months ended March 31, 2016 include the receipt of $56.3 million of net proceeds from the sale of MSRs and related advances.
Our financing activities provided $65.3 million of cash. Cash inflows include $233.2 million received in connection with our reverse mortgage securitizations, less repayment of the related financing liability of $39.7 million. Cash outflows are primarily comprised of $47.0 million of net repayments on match funded liabilities as a result of advance recoveries, $18.6 million of repayments on the SSTL, including $15.3 million of required prepayments, and a $17.4 million net reduction in borrowings under mortgage warehouse facilities used to fund loan originations. Cash outflows for the three months ended March 31, 2016 also include the repurchase of 991,985 shares of common stock under our share repurchase program for $5.9 million prior to its expiration on July 31, 2016.
CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We have analyzed our unfunded commitments and other contractual obligations and have evaluated the appropriateness of the key assumptions in forecasting our ability to satisfy these obligations. Based upon these evaluations and analyses, we believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At March 31, 2017, such contractual obligations were primarily comprised of secured and unsecured borrowings, interest payments, operating leases and commitments to originate or purchase loans, including equity draws on reverse mortgages. Other than the execution of two new match funded lending agreements to finance automotive dealer loans made by our ACS business and the renewal of certain mortgage loan warehouse facilities, there were no significant changes to our contractual obligations during the three months ended March 31, 2017. See Note 11 – Borrowings to the Unaudited Consolidated Financial Statements for additional information.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the date of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. We have processes in place to monitor these judgments and assumptions, and management is required to review critical accounting policies and estimates with the Audit Committee of the Board of Directors. Our significant accounting policies and critical accounting estimates are disclosed in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016 in Note 1 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.”
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

The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs at the dates indicated:

	March 31, 2017	December 31, 2016
Loans held for sale	$339,153	$314,006
Loans held for investment - Reverse mortgages	3,916,387	3,565,716
MSRs - recurring basis	651,987	679,256
MSRs - nonrecurring basis, net (1)	141,682	144,783
Derivative assets	10,027	9,279
Mortgage-backed securities	8,658	8,342
U.S. Treasury notes	2,065	2,078
Assets at fair value	$5,069,959	$4,723,460
As a percentage of total assets	64%	62%
Financing liabilities	$4,198,452	$3,911,488
Derivative liabilities	—	1,550
Liabilities at fair value	$4,198,452	$3,913,038
As a percentage of total liabilities	58%	56%
Assets at fair value using Level 3 inputs	$4,746,571	$4,429,307
As a percentage of assets at fair value	94%	94%
Liabilities at fair value using Level 3 inputs	$4,198,452	$3,911,488
As a percentage of liabilities at fair value	100%	100%

(1)
The balance represents our impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a nonrecurring basis. The carrying value of this stratum is net of a valuation allowance of $29.6 million and $28.2 million at March 31, 2017 and December 31, 2016, respectively.

Assets at fair value using Level 3 inputs increased during the three months ended March 31, 2017 primarily due to reverse mortgage originations. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings. Our net economic exposure to Loans held for investment - Reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing.
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
Valuation and Amortization of MSRs
MSRs are assets that represent the right to service a portfolio of mortgage loans. We originate MSRs from our lending activities and obtain MSRs through asset acquisitions or business combinations. For initial measurement, acquired and originated MSRs are initially measured at fair value. Subsequent to acquisition or origination, we account for MSRs using the amortization or fair value measurement method. For MSRs accounted for using the amortization measurement method, we assess servicing assets or liabilities for impairment or increased obligation based on fair value on a quarterly basis. We group our MSRs by stratum for impairment testing based on the predominant risk characteristics of the underlying mortgage loans. We recognized $1.4 million of impairment charges on our government-insured MSRs during the three months ended March 31, 2017, as the fair value for this stratum declined to less than its carrying value. This impairment was primarily due to higher delinquency, offset in part by higher interest rates. The carrying value of this stratum at March 31, 2017 was $141.7 million, net of the valuation allowance of $29.6 million. We recognize MSR impairment charges in Servicing and origination expense in the consolidated statements of operations.
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
As a result of these evaluations, as of December 31, 2016, we recognized a full valuation allowance for the $95.5 million of U.S. deferred tax assets and for the $36.2 million on our USVI deferred tax assets as the U.S. and USVI jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the profitability that we achieve.
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
RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
We adopted each recent Accounting Standards Update (ASU) listed below on January 1, 2017. Our adoption of these standards did not have a material impact on our Unaudited Consolidated Financial Statements.

•	Income Taxes: Balance Sheet Classification of Deferred Taxes (ASU 2015-17)

•	Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (ASU 2016-05)

•	Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments (ASU 2016-06)

•	Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07)

•	Compensation - Stock Compensation: Improvements to Employee Shared-Based Payment Accounting (ASU 2016-09)

•	Consolidation: Interests Held through Related Parties That Are under Common Control (ASU 2016-17)

•	Technical Corrections and Improvements (ASU 2016-19)
We are also evaluating the impact of recently issued ASUs not yet adopted that are not effective for us until on or after January 1, 2018. While we do not anticipate that our adoption of most of these ASUs will have a material impact on our consolidated financial statements, we are currently evaluating the effect of adopting certain ASUs.

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
For loans held for sale that we have elected to carry at fair value, we manage the associated interest rate risk through an active hedging program overseen by our Investment Committee. Our hedging policy determines the hedging instruments to be used in the mortgage loan hedging program, which include forward sales of agency “to be announced” securities (TBAs), whole loan forward sales, Eurodollar futures and interest rate options. Forward mortgage-backed securities (MBS) trades are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Our hedging policy also stipulates the hedge ratio we must maintain in managing this interest rate risk, which is also monitored by our Investment Committee.
Fair Value MSRs
We have elected to account for two classes of MSRs at fair value. The first is a class of acquired Agency MSRs, principally originated during 2012, for which we hedged the interest rate risk because the mortgage notes underlying the MSRs permit the borrowers to prepay the loans. Effective April 1, 2013, we modified our strategy for managing the risks of the portfolio of loans underlying this class of fair value MSRs and closed out the remaining economic hedge positions associated with this class. We terminated these hedges because we determined that they were ineffective for large movements in interest rates and only assured losses in substantial increasing-rate environments. The second class of MSRs accounted for at fair value was designated on January 1, 2015, when we elected fair value accounting for a newly created class of non-Agency MSRs that we previously accounted for using the amortization method.
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

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Assets:
Interest-earning cash	$110,908	$110,908	$146,698	$146,698
Loans held for sale, at fair value	313,558	313,558	284,632	284,632
Loans held for sale, at lower of cost or fair value (1)	25,595	25,595	29,374	29,374
Loans held for investment, at fair value	3,916,387	3,916,387	3,565,716	3,565,716
Automotive dealer financing notes (including match funded)	28,364	28,244	33,224	33,147
U.S. Treasury notes	2,065	2,065	2,078	2,078
Debt service accounts and interest-earning time deposits	49,537	49,537	49,276	49,276
Total rate-sensitive assets	$4,446,414	$4,446,294	$4,110,998	$4,110,921

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Liabilities:
Match funded liabilities	$1,215,212	$1,208,789	$1,280,997	$1,275,059
HMBS-related borrowings	3,739,265	3,739,265	3,433,781	3,433,781
Other secured borrowings (2)	738,447	752,023	678,543	682,703
Senior notes (2)	346,929	360,371	346,789	355,303
Total rate-sensitive liabilities	$6,039,853	$6,060,448	$5,740,110	$5,746,846

	March 31, 2017		December 31, 2016
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$865,000	$2,262	$955,000	$1,836
IRLCs	390,946	7,765	360,450	6,507
Forward MBS trades	600,809	(3,868)	609,177	(614)
Derivatives, net		$6,159		$7,729

(1)	Net of market valuation allowances and including non-performing loans.

(2)	The carrying values are net of unamortized debt issuance costs and discount.
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at March 31, 2017, given hypothetical instantaneous parallel shifts in the yield curve. We used March 31, 2017 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$3,410	$(3,367)
Forward MBS trades	(3,487)	3,481
Total loans held for sale and related derivatives	(77)	114

Fair value MSRs (1)	(832)	833
MSRs, embedded in pipeline	(388)	402
Total fair value MSRs	(1,220)	1,235

Total, net	$(1,297)	$1,349

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
Based on March 31, 2017 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $10.1 million resulting from an increase of $23.2 million in annual interest income and an increase of $13.0 million in annual interest expense. The increase in interest expense reflects the effect of our hedging activities, which would offset $7.3 million of the increase in interest on our variable rate debt.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2017.
Based on such evaluation, and solely because of the previously disclosed material weakness in internal control over financial reporting (see our Annual Report on Form 10-K/A for the year ended December 31, 2016) related to ineffective controls regarding the review and disclosure of regulatory matters, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of March 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Ocwen is evaluating the necessary changes to its controls to remediate this weakness and expects to provide an update in its June 30, 2017 Form 10-Q.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 19 – Contingencies to the Unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves significant risk. We describe the most significant risks that management believes affect or could affect us under Part I of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016. Understanding these risks is important to understanding any statement in such Annual Report and in our subsequent SEC filings, (including this Form 10-Q) and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described therein together with all of the other information included or incorporated by reference in such Annual Report and in our subsequent SEC filings before you make any decision regarding an investment in our common stock. You should also consider the information set forth under “Forward-Looking Statements.” If any of the risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.
The following risk factors are in addition to the risk factors described under Part I of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016:
Recent actions taken by the CFPB, certain state regulators and state attorneys general, or other actions of the same or a similar nature, could have adverse impacts on our business, financial condition, liquidity, results of operations, ability to grow, and reputation.
Since April 20, 2017, the CFPB, thirty state mortgage and banking regulatory agencies and two state attorneys general have taken regulatory action against us alleging breaches of various laws, regulations and licensing requirements. We believe we have factual and legal defenses to the CFPB’s and the state attorney general’s allegations and intend to vigorously defend ourselves. With respect to the state regulatory agencies, we intend to vigorously defend against unfounded claims while continuing to work with the state regulatory agencies to resolve their concerns. To the extent that Ocwen is unsuccessful in defending itself against any or all of these regulatory actions or in negotiating satisfactory consensual resolutions, or should the number or scope of the regulatory actions against us increase or expand, this could lead to (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) fines and penalties, (iii) civil liability, (iv) breaches of covenants or representations under our servicing, debt or other agreements, (v) damage to our reputation, (vi) inability to raise capital or otherwise fund our operations and (vii) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses, reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition, liquidity and results of operations.
Public allegations regarding our business practices by regulators and other third parties and settlements with regulators may adversely affect perceptions of us by other regulators, rating agencies and counterparties, which could adversely impact our business, liquidity, financial condition and results of operations.
Public allegations regarding our business practices by regulators (including the CFPB, state mortgage and banking regulatory agencies and state attorneys general) and other third parties and settlements with regulators may adversely affect perceptions of us by other regulators, rating agencies and counterparties. As a result, our interactions with other regulators, rating agencies, vendors, lenders and other key counterparties may be materially and adversely affected, which could adversely impact our business, liquidity, financial condition and results of operations. We may incur additional compliance costs and management time may be diverted from other aspects of our business to address such issues. It is possible that we may incur fines or penalties or even that we could lose the licenses and approvals necessary to engage in our servicing and lending businesses. Our access to financing may also be materially and adversely affected, including with respect to the cost and other terms of our financing, and it is possible that one or more lenders could cease lending to us. In addition, vendors and other counterparties, including surety bond providers, could attempt to alter or terminate their business arrangements with us in ways that materially and adversely affect us. For example, vendors could require advance payments for servicers or surety bond providers could require that surety bonds be collateralized by cash. Any of these occurrences could materially and adversely affect our business, reputation, financial condition, liquidity and results of operations.
Changes in taxation and the ability to quantify such changes could adversely affect Ocwen’s financial results.
Ocwen is subject to taxation by the various taxing authorities at the Federal, state and local levels where it does business, both in the U.S. and outside the U.S. Legislation or regulation, which could affect Ocwen’s tax burden, could be enacted by any of these governmental authorities. In the U.S., there are several proposals under consideration to reform tax law, including proposals that may reduce or eliminate the deferral of U.S. income tax on our unrepatriated earnings, penalize certain transfer pricing structures and reduce or eliminate certain foreign or domestic tax credits or deductions. Ocwen cannot predict the timing or extent of such tax-related developments, which could have a negative impact on the financial results.
A reduction in future enacted tax rates could have material impact to the value of our deferred tax assets.
Our net deferred tax assets are measured using the tax rates under the current enacted tax law expected to apply to taxable income in future years. The effects of future changes in tax laws or rates are not anticipated in the determination of the value of our deferred tax assets and liabilities. Under GAAP, the effects of a change in tax rates and laws on deferred tax balances are recognized in the period the new legislation is enacted.

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

(2)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(3)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(4)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on December 28, 2012.

(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on February 19, 2016.

(6)	Incorporated by reference from “Note 15 – Basic and Diluted Earnings (Loss) per Share” to the Unaudited Consolidated Financial Statements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Michael R. Bourque, Jr.
Michael R. Bourque, Jr.
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: May 15, 2017